Form 10-K
period 1993-12-31
CINCINNATI BELL INC /OH/
filed 1994-03-30
CIK 716133

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                           ---------------------------

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECRITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended December 31, 1993

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from             to
                                  -------------  ------------------

    Commission file number 1-8519

                              CINCINNATI BELL INC.

     An Ohio                                              I.R.S. Employer
    Corporation                                            No. 31-1056105

                 201 East Fourth Street, Cincinnati, Ohio  45202
                          Telephone Number 513 397-9900

                 -----------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                           ON WHICH REGISTERED

Common Shares (par value $1.00 per share)        New York Stock Exchange
Preferred Share Purchase Rights                  Cincinnati Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

                -----------------------------------------------

    At February 28, 1994, 65,094,358 common shares were outstanding.

    At February 28, 1994, the aggregate market value of the voting shares owned by non-affiliates was $1,058,203,575.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SECTION 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                    ----------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1993 (Parts I, II and IV)

(2) Portions of the registrant's definitive proxy statement dated March 14, 1994 issued in connection with the annual meeting of shareholders
    (Part III)

                             TABLE OF CONTENTS

                                  PART I

Item                                                                      Page
- ----                                                                      ----
 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .   9

 4. Submission of Matters to a Vote of Security Holders  . . . . . . . .   10

                                  PART II

 5. Market for the Registrant's Common Equity
    and Related Security Holder Matters. . . . . . . . . . . . . . . . .   14

 6. Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . .   14

 7. Management's Discussion and Analysis of
    Financial Condition and Results of Operations. . . . . . . . . . . .   14

 8. Consolidated Financial Statements. . . . . . . . . . . . . . . . . .   14

 9. Disagreements on Accounting and Financial Disclosure . . . . . . . .   14

                                 PART III

10. Directors and Executive Officers of Registrant . . . . . . . . . . .   14

11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .   14

12. Security Ownership of Certain Beneficial Owners and Management . . .   14

13. Certain Relationships and Related Transactions . . . . . . . . . . .   14

                                  PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K . .   16


                    ----------------------------------------
See page 11 for "Executive Officers and Significant Employees ofthe Registrant".

                                  PART I

ITEM 1.  BUSINESS

GENERAL

     Cincinnati Bell Inc. (including its wholly owned subsidiaries, except as the context may otherwise require, the "Company") is incorporated under the laws of Ohio and has its principal executive offices at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number 513 397-9900).

     The Company is a holding company engaged in operations through its subsidiaries. The major subsidiaries are Cincinnati Bell Telephone Company ("CBT"), Cincinnati Bell Information Systems Inc. ("CBIS") and MATRIXX Marketing Inc. ("MATRIXX"). CBT provides telecommunications network services, CBIS designs, markets and manages information systems related to the telecommunications industry, and MATRIXX provides telephone marketing and research, fulfillment and data base services. Other subsidiaries include Cincinnati Bell Long Distance Inc. ("CBLD") which provides resale of long distance telecommunications services and products as well as voice mail and paging services, Cincinnati Bell Directory Inc. ("CBD") which provides Yellow Pages and other directory products and services and information and advertising services, and companies having interests in cellular mobile telephone service, the purchase, sale and reconditioning of telecommunications and computer equipment, and the ownership of real estate used by the Company.

CINCINNATI BELL TELEPHONE COMPANY

     CBT is engaged principally in the business of furnishing telecommunications network services, mainly local exchange, access and toll telephone service, in four counties in southwestern Ohio, six counties in northern Kentucky and parts of two counties in southeastern Indiana. On December 31, 1993, CBT had approximately 848,000 network access lines in service. The principal cities in which CBT furnishes local service are Cincinnati, Norwood and Hamilton in Ohio and Covington, Newport and Florence in Kentucky. Approximately 98% of CBT's network access lines are in a single local service area. Other communications services offered by CBT include voice, data and video transmission, custom calling services and billing services. In addition, CBT is a sales agent for certain products and services of American Telephone and Telegraph Company ("AT&T") and also sells products of other companies.

     CBT's local exchange, access and toll telephone operations are subject to regulation by the regulatory authorities of the states in which it operates with respect to intrastate rates and services, issuance of securities and other matters. CBT is also subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to interstate rates, services and other matters. The FCC prescribes a uniform system of accounts and the principles and standard procedures used to separate CBT's investments, revenues, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and to intrastate services under the jurisdiction of the state regulatory authorities.

     TELEPHONE OPERATIONS. The lines provided by CBT to customer premises can be interconnected with the lines of other telephone companies in the United States and with telephone systems in most other countries. Interconnection is made through the facilities of interexchange carriers and local exchange carriers.

     The following table sets forth for CBT the number of network access lines at December 31:

                                          Thousands
                            -------------------------------------
                            1993     1992    1991    1990    1989
                            ----     ----    ----    ----    ----

Network Access Lines        848      827     808     800     781

     Recurring charges for network access lines and other local services for the year ended December 31, 1993 accounted for approximately 45% of CBT revenues and sales.

     INTRASTATE RATES. Rates for intrastate services offered by CBT are either non-regulated by state regulatory authorities in Ohio and Kentucky or regulated by such state regulatory authorities which are The Public Utilities Commission of Ohio (the "PUCO") and the Public Service Commission of Kentucky (the "PSCK"). Approximately 78% of CBT's 1993 revenues and sales was derived from intrastate service. Approximately 83% of 1993 intrastate revenues was derived from Ohio service, approximately 17% was derived from Kentucky service and minor amounts were derived from Indiana and other states service. Of the total 1993 intrastate revenues, local service accounted for approximately 68%, intrastate long distance service and network access accounted for approximately 14% and miscellaneous revenue accounted for approximately 18% of such revenues and sales.

     In 1984, the PUCO issued orders providing the format to be employed by local exchange telephone companies in Ohio for setting charges for intrastate access by interexchange carriers. The PUCO determined that the Ohio intrastate access charges should mirror the interstate access charges set by the FCC (see "Interstate Rates"), with the exception that the PUCO did not order mirroring of subscriber line charges or carrier common line charges.

     Pursuant to procedures established by the PUCO, local exchange companies are permitted to file plans proposing alternative forms of regulation for competitive services and basic service rates. On March 12, 1993, CBT filed a notice of intent to file an application for approval of an alternative regulation plan and for a threshold rate adjustment. Pursuant to CBT's proposal, services would be categorized into various cells depending on the nature of the services, with varying degrees of pricing flexibility. Also, CBT's proposal requested an across-the-board (with a few noted exceptions) increase of approximately 9% in its rates.

     CBT filed its application on May 4, 1993. On November 25, CBT voluntarily filed several modifications to its initial proposal in response to concerns raised by various intervenors. The initial and modified plans sought a threshold rate increase of $17.1 million, or approximately a 5.5% increase in annual revenues. On January 31, 1994, the PUCO staff issued its evaluation of CBT's filing and recommended an annual revenue increase in the range of $6.6 million to $11.1 million. Thereafter, CBT and the intervenors filed objections to the staff's recommendation. The parties are involved in negotiations to settle the case. In the event that a settlement is not reached, hearings are expected to begin in April 1994.

     In 1991, the PSCK issued an order amending its prior format to be used by local exchange companies in Kentucky for setting charges for intrastate access for interexchange carriers. In this order, the PSCK ordered that rates and regulations should mirror those of the FCC with certain exceptions that may be considered for future mirroring based on the merits of each situation.

     INTERSTATE RATES. Approximately 22% of CBT's 1993 revenues and sales was derived from interstate and foreign services under FCC tariffs. The FCC has regulatory jurisdiction over services, rates and other matters relating to CBT's interstate operations. The FCC prescribes a uniform system of accounts applicable to telephone companies, separations procedures to be utilized in separating investments, expenses, taxes and reserves between the federal and state regulatory jurisdictions, and depreciation rates for interstate plant and facilities.

     The FCC's cost allocation rules specify requirements relative to the allocation of costs between regulated and non-regulated activities, as well as transactions between affiliated entities. CBT's cost allocation manual, setting forth its method for separating regulated and non-regulated activities consistent with the FCC's cost allocation rules, was approved, as modified by the FCC. CBT continues to review its cost allocation manual and to modify it as appropriate to reflect CBT's circumstances.

     The FCC also prescribes the rate of return which regulated carriers are authorized to earn on their regulated interstate business. The currently effective authorized rate of return is 11.25%. The FCC has yet to design a valid refund mechanism to replace its automatic refund rule to address instances where earnings exceed authorized levels for any monitoring period. The U.S. Court of Appeals for the District of Columbia Circuit previously found the FCC's automatic refund rule to be arbitrary and capricious. In the absence of FCC action, several complaints were filed pursuant to Section 208 of the Communications Act seeking refunds related to prior access periods in which CBT had allegedly exceeded the authorized rate of return. The FCC has awarded damages in these cases, thereby attempting to achieve the same results that were found improper in the previously overturned FCC rule. Cincinnati Bell has filed appeals to those FCC orders.

     CBT receives its principal interstate compensation from access charges paid by interexchange carriers and end users. Specifically, traffic sensitive switched access charges apply on a usage sensitive basis to recover costs associated with the use of CBT's switching and transmission facilities. Special access charges recover costs of private line connections. CBT's non-traffic sensitive costs are recovered from subscribers on a flat rate basis (Subscriber Line Charges) and from interexchange carriers on a usage sensitive basis (Carrier Common Line Charges). Effective April 1, 1989, with the final step increase in the Subscriber Line Charges, the cap on residential and single line business Subscriber Line Charges increased to $3.50. Multi-line customers' Subscriber Line Charges have a $6.00 cap. The Carrier Common Line rate recovers the remaining non-traffic sensitive costs.

     The Regional Bell Operating Companies and certain Tier 1 local exchange carriers have converted to price cap regulation. During 1993, CBT elected to remain under traditional rate of return regulation. However, CBT has filed, and the FCC has approved effective January 15, 1994, CBT's Optional Incentive Regulation tariff which allows CBT to move from traditional rate of return regulation.

     COMPETITION. Regulatory, legislative and judicial decisions, new technologies and the convergence of other industries with the telecommunications industry are causes of increasing competition in the telecommunications industry. The range of communications services, the equipment available to provide and access such services and the number of competitors offering such services continue to increase. Federal and state regulators are encouraging changes that promote competition in the industry in the belief that increased competition will drive technological innovation, lower prices and improve service levels.

     Other means of communications that permit bypass of CBT's local exchange facilities either completely or partially are available and are growing, although CBT is unable to determine precisely to what extent such bypass may occur. Alternative Access Providers (AAPs), cable companies and wireless providers have all made clear their intent to compete for segments of the local exchange business. AAPs, who initially focused only on interstate private lines, are now gaining credibility and are offering an ever-expanding range of telecommunications services to large business customers, including switched services. Cable companies are upgrading and using their broadband networks to experiment with new video, data and voice services for both residential and business customers, as well as transport for intermediary customers. Wireless providers are testing new technologies, like Personal Communications Service
(PCS), to provide an alternative to traditional local service lines. In addition, interexchange carriers are creating new value-added services based on Signaling System 7 and Advanced Intelligent Network technologies, similar to those under development by the local exchange companies. CBT's competitors range from small service bureaus to large interexchange carriers and multi-state cellular companies to joint ventures and other combinations of telecommunications and other companies.

     To stay competitive, CBT has upgraded and will continue to upgrade its telephone plant and network and to explore new services and technologies as sound business judgment dictates. It has constructed several optical fiber rings in and around the metropolitan Cincinnati area to permit it to offer redundancy in telecommunications services for business customers. CBT offers custom calling features that include Caller ID, Call Return, Call
Block, Priority Forward, Repeat

Dialing and Number Privacy. In addition, CBT is attempting to determine the most effective means for it to participate in the PCS technology, the spectrums for which will be auctioned by the FCC in the fall of 1994.

     The effect of this competition on CBT will ultimately be determined by federal and state regulatory and legislative actions and the type, quality and cost of CBT's services. CBT continues to position itself in this rapidly changing and convergent environment in order to remain competitive.

CINCINNATI BELL INFORMATION SYSTEMS INC.

     CBIS designs, markets and manages information systems and provides software products, consulting services, customer-care systems, billing systems and technical assistance for the global telecommunications industry. CBIS sells the majority of its products and services domestically but also serves clients in Australia, Canada, Japan, Mexico, Switzerland, The Netherlands and the United Kingdom.

     Its principal clients are telecommunications carriers, cellular communications providers and their resellers, and owners and operators of private communications networks. CBIS is the leading supplier of billing and customer-care systems for the rapidly growing U.S. cellular telephone industry.

     CBIS continues to develop open-systems, client-server architecture for customer-care and billing applications that could serve wireline, wireless and interexchange companies. These new systems form a foundation for more advanced solutions that CBIS expects to deliver to current and future clients. CBIS's new system for the cellular telephone industry is expected to be ready for initial client testing in mid-1994.

     The telecommunications information systems and services market is highly competitive. Such competition has increased in recent years and is likely to increase in the future. Some of CBIS's competitors have substantially greater financial and other resources more readily available than CBIS. Competition is based mainly on product quality, performance, price and the quality of customer service. Except for the U.S. cellular telephone market (where CBIS serves cellular companies that have a significant portion of the market), CBIS has small market shares in the other areas of its business and faces vigorous competition.

     In late 1993, the Company determined the need to reorganize CBIS. This reorganization focused on two phases. The first phase was the elimination of non-strategic and underperforming operations. This resulted in CBIS taking action to divest its holdings in its federal operation (CBIS Federal), consolidating its foreign data center's operations, and eliminating unprofitable domestic and international activities. The second phase of the plan was to reorganize the remaining operations into strategic business units. These actions began in 1993 and are expected to be completed in 1994.

MATRIXX MARKETING INC.

     MATRIXX concentrates on servicing business needs in the telephone marketing and related marketing service areas by offering an integrated package of services to its customers including, without limitation, inbound and outbound telephone marketing, marketing research, fulfillment, customer service centers, direct mail, database management and facilities management. MATRIXX has seven divisions: Custom Services, Business, Inbound Mountain, Inbound Central, Outbound, International and Research. The Custom Services Division designs customized client solutions for consumer markets with a dedicated staff and services uniquely tailored to the needs of each client. The Inbound Mountain, Inbound Central and Outbound Divisions enable clients to manage high volumes of inbound and outbound customer contacts in an environment of shared resources. The Inbound Mountain, Inbound Central and Outbound Divisions increase market awareness with rapid response to consumer requests for information or service. These divisions handle the needs of packaged goods manufacturers, financial services institutions and telecommunications companies. The Business Division provides sales and customer service personnel who act as the sales arm and/or marketing service representatives for the client. They take orders, sell by telephone and provide information about the client's promotion plans, quantity discounts and new products, both to retailers and distributors. The International Division operates in Europe from its headquarters in Paris and an office in the United Kingdom, offering business-to-business and business-to-customer telephone marketing, including toll-free services, direct response
services and facilities management.   The Research Division assists MATRIXX's
clients to find and qualify customers before they offer a new product or service to the market. By offering full-service marketing research, MATRIXX can support its clients in their strategic planning and tactical decision-making process.

     The telephone marketing agency business in the United States is highly competitive, with MATRIXX's competitors ranging in size from very small firms offering special applications or short term projects to large independent firms and "in-house" divisions of potential client companies with size and capabilities equal to those of MATRIXX. The telephone marketing agency business in Europe is in the early stages of development. The business is very competitive and overcapacity exists in a market that has not developed very rapidly during the past several years. MATRIXX is one of several companies that have a leading position in Europe.

OTHER BUSINESSES

     Most of the Company's business other than CBT, CBIS and MATRIXX is conducted by other subsidiaries of the Company or by partnerships in which the Company owns an interest.

     CBD provides printed Yellow Pages directories and other directory services. In addition, CBD publishes and provides the White Pages directories for CBT.
CBD continually evaluates new product offerings in both the print and emerging electronic categories of distribution.

     CBLD is a reseller of long distance telecommunications services. CBLD sells high-quality, competitively-priced long distance services to residence customers and small to medium-sized businesses in Ohio, Indiana, Kentucky, Western Pennsylvania and Michigan.

     Cincinnati Bell Supply Company engages in the purchase, sale and reconditioning of telecommunications and computer equipment to customers nationwide.

     CBD, CBLD and Cincinnati Bell Supply Company are faced with fierce competition from businesses offering similar products and services. Their success will be determined by how well they meet the changing market needs of their customers.

     Cincinnati Bell Properties Inc. owns certain real estate used by the Company.

     The Company (through its wholly owned subsidiary, Cincinnati Bell Cellular Systems Company) is a limited partner with a 45% interest in a limited partnership (of which Ameritech Mobile Phone Service of Cincinnati, Inc. is the general partner) in the cellular mobile telephone service business in the Greater Cincinnati, Columbus and Dayton areas. Cincinnati Bell Cellular Systems Company has commenced a lawsuit against Ameritech Mobile Phone Service of Cincinnati, Inc. asking that the partnership be dissolved. See "Legal Proceedings."

     Until January 1, 1994, the Company was a joint venturer with Anixter Bros., Inc. (a materials management firm) in the supply and distribution of telecommunications and electrical equipment and material in Ohio and Kentucky. The term of the joint venture expired as of December 31, 1993, and the joint venture was dissolved as of that date. Anixter Bros., Inc. has continued the business of the joint venture for its benefit, and the Company has commenced a lawsuit against Anixter Bros., Inc. See "Legal Proceedings."

RELATIONSHIP WITH AT&T

     The Company and its subsidiaries are parties to several agreements with AT&T and its affiliates pursuant to which the Company and its subsidiaries either purchase equipment, materials, services and advice from AT&T and its affiliates or provide the same to AT&T and its affiliates. As a result of these agreements, during 1993 the Company and its subsidiaries together sold to AT&T and its affiliates approximately $127,925,000 of goods and services (excluding access line charges) and purchased from AT&T and its affiliates approximately $64,495,000 of goods and services.

CAPITAL ADDITIONS

     The Company has been making large expenditures for construction of telephone plant and investments in its existing subsidiaries and new businesses. By reinvesting in its telephone plant, the Company expects to be able to introduce new products and services, respond to competitive challanges and increase the operating efficiency and productivity of its network. The following is a summary of capital additions for the years 1989 through 1993:

                           (Dollars In Thousands)
                           ---------------------
                              Investments in
         Telephone Plant   Existing Subsidiaries    Total Capital
          Construction       and New Businesses       Additions
         ---------------   ---------------------    -------------
1993     $ 111,595             $ 123,816             $ 235,411
1992     $  94,956             $  45,100             $ 140,056
1991     $ 115,931             $  77,417             $ 193,348
1990     $ 127,690             $ 156,645             $ 284,335
1989     $ 142,871             $  59,661             $ 202,532

     The total investment in telephone plant increased from approximately $1,229,539,000 at December 31, 1988 to approximately $1,430,822,000 at December 31, 1993, after giving effect to retirements but before deducting accumulated depreciation at either date.

     Anticipated capital additions in 1994 for the Company including all subsidiaries are approximately $160,000,000, of which $95,000,000 is for telephone plant.

EMPLOYEES

     At December 31, 1993 the Company and its subsidiaries had approximately 14,700 employees, of whom approximately 18% are covered under collective bargaining agreements with the Communications Workers of America ("CWA"), which is affiliated with the AFL-CIO. Those agreements expire in May 1996 for CBT and September 1996 for CBIS.

     The number of employees at December 31, 1993 increased over December 31, 1992. The increase is due to the acquisition of WATS Marketing of America in November 1993.

     The Company expects to reduce the number of employees at CBIS as part of its reorganization plan that is expected to be completed in 1994. As part of the reorganization plan, CBIS plans to sell its federal operations which has approximately 1,000 employees.

BUSINESS SEGMENT INFORMATION

     The amounts of revenues and sales, operating income, assets, capital additions and depreciation and amortization attributable to each of the business segments of the Company for the year ended December 31, 1993 is set forth in the table relating to business segment information in note (r) of the Notes to the Financial Statements in the Company's annual report to security holders, and such table is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The property of the Company is principally the telephone plant of CBT, which does not lend itself to description by character and location of principal units. Central office equipment represents 40% of CBT's investment in telephone plant in service; land and buildings (occupied principally by central offices), including capitalized leases, represent 13%; telephone instruments and related wiring and equipment (including private branch exchanges), substantially all of which are on the premises of customers, represent 2%; and connecting lines not on customers' premises, the majority of which are on or under public roads, highways or streets and the remainder on or under private property, represent 39%. Other property of the Company is principally computer equipment, computer software, furniture and fixtures.

     Substantially all of the installations of central office equipment and garages are located in buildings owned by CBT situated on land which it owns. Some CBT business and administrative offices are in rented quarters, most of which are included in capitalized leases.

     The Company owns and occupies a 120,000 square foot building in Erlanger, Kentucky, which is a training and education facility.

     CBIS, MATRIXX and other Company subsidiaries lease office space in various cities on commercially reasonable terms. Upon the expiration or termination of any such leases, these companies could obtain comparable office space. CBIS also leases some of the computer hardware, computer software and office equipment necessary to conduct its business pursuant to short term leases, some of which are capitalized leases.

ITEM 3.  LEGAL PROCEEDINGS

     None, except as described below.

     Cincinnati Bell Cellular Systems Company ("CBCSC") is a limited partner in a partnership (of which Ameritech Mobile Phone Service of Cincinnati, Inc. is the general partner) which provides cellular mobile telephone service in the
Greater Cincinnati, Dayton and Columbus areas.   The partnership operates in a
9,500 square mile area that contains a population of approximately four million people. On February 23, 1994, CBCSC filed an action in the Court of Chancery of the State of Delaware for New Castle County in which CBCSC seeks a dissolution of the limited partnership, the appointment of a liquidating trustee and damages against the general partner. CINCINNATI BELL CELLULAR SYSTEMS COMPANY V. AMERITECH MOBILE PHONE SERVICE OF CINCINNATI, INC., ET AL.

     On April 20, 1983, the Company and Anixter Bros., Inc. ("Anixter") formed a joint venture (the "Joint Venture") for the purpose of engaging in the distribution of electrical wire and cable, cable television products and telephone and communications products. The Joint Venture was to continue for approximately ten years, terminating on December 31, 1993. In 1993, several issues arose relating to the operation and the winding up of the Joint Venture. On November 11, 1993, the Company filed a Complaint against Anixter and the Joint Venture in the Court of Common Pleas for Hamilton County, Ohio. In its Complaint, the Company contends that (1) Anixter has refused to compensate the Company for the going concern value of the Joint Venture which Anixter had converted and/or will retain; and (2) Anixter, as the managing partner of the Joint Venture, has failed to account properly for the revenues and expenses of the Joint Venture. On December 14, 1993, Anixter removed the case to the federal district court for the Southern District of Ohio. On December 16, 1993, Anixter filed its Answer and Counterclaim. In its Counterclaim, Anixter alleges that the Company wrongfully competed with the Joint Venture. CINCINNATI BELL INC. V. ANIXTER BROS., INC., ET AL.

     The Federal Communications Commission has issued orders that require CBT to refund to interexchange carriers certain amounts based on CBT's having exceeded targeted earning levels for interstate access services for the 1987-1988 access period. CBT has appealed the FCC orders, and its appeals have been consolidated with numerous other appeals involving similar issues pending in the U.S. Circuit Court of Appeals for the District of Columbia. MCI TELECOMMUNICATIONS CORP., ET AL. V. FCC AND USA.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

- --------------------------------------------

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT (DURING 1993).

     The names, ages and positions of the executive officers and significant employees of the Company are as follows:

Name                           Age                   Title
- ----                           ---                   -----
                          as of 3/31/94)

Dwight H. Hibbard (a,b,c)       70         Chairman of the Board

John T. LaMacchia (a,b,c)       52         President and Chief Executive Officer

Raymond R. Clark (a)            56         Executive Vice President
                                           President and Chief Executive Officer
                                           of Cincinnati Bell Telephone Company

Brian C. Henry                  37         Executive Vice President and Chief
                                           Financial Officer

Sheldon Horing (d)              57         Executive Vice President
                                           President and Chief Executive Officer
                                           of CBIS

David J. Lahey (e)              55         Executive Vice President
                                           Chairman of MATRIXX Marketing Inc.

William H. Zimmer III           40         Secretary and Treasurer

Donald E. Hoffman               55         Senior Vice President-Administration
                                           of Cincinnati Bell Telephone Company

Scott Aiken                     58         Vice President - Public Relations
                                           of Cincinnati Bell Telephone Company

James F. Orr (f)                48         President and Chief Executive Officer
                                           of MATRIXX Marketing Inc.

William D. Baskett III (g)      54         General Counsel and Chief Legal
                                           Officer

- ----------------------------------------

(a)  Member of Board of Directors.

(b)  Member of Executive Committee of Board of Directors.

(c) Mr. Hibbard also served as the Chief Executive Officer ("CEO") until October 1, 1993. Mr. LaMacchia was elected CEO on October 1, 1993. Since October 1, 1993 Mr. Hibbard has continued to serve as Chairman.

(d) Effective February 4, 1994, Mr. Horing resigned as an executive officer of the Company and as President and Chief Executive Officer of CBIS.

(e) Effective February 4, 1994, Mr. Lahey was appointed President and Chief Executive Officer of CBIS.

(f) Effective February 4, 1994, Mr. Orr was appointed Chief Operating Officer of CBIS.

(g) Mr. Baskett is a significant employee as defined by Item 401(c) of Regulation S-K.

     Officers are elected annually but are removable at the discretion of the Board of Directors.

     DWIGHT H. HIBBARD, Chairman of the Company since January 1, 1985; Chief Executive Officer of the Company, 1985-September 30, 1993; President of the Company, 1983-1987; Chairman of Cincinnati Bell Telephone Company, 1985-October 31, 1993. Director of The Ohio National Life Insurance Company and Teradyne, Inc.

     JOHN T. LAMACCHIA, President and Chief Executive Officer of the Company since October 1, 1993; President of the Company since January 1, 1988; Chief Operating Officer of the Company, 1988-September 30, 1993; Chairman of Cincinnati Bell Telephone Company since November 1, 1993; Chairman of Cincinnati Bell Information Systems Inc. since October 1988 and President, 1983-1987. Director of Multimedia, Inc. and The Kroger Co.

     RAYMOND R. CLARK, Executive Vice President of the Company since January 1, 1987; Chief Executive Officer of Cincinnati Bell Telephone Company since January 1, 1988; President since January 1, 1987. Director of Star Banc Corporation and Xtek, Inc.

     BRIAN C. HENRY, Executive Vice President and Chief Financial Officer of the Company since March 29, 1993; Vice President and Chief Financial Officer of Mentor Graphics, February 1986 to March 28, 1993.

     SHELDON HORING, President and Chief Executive Officer of CBIS, January 1, 1991-February 4, 1994; Executive Vice President of the Company, January 1, 1993-February 4, 1994; President of CBIS Federal from January 1, 1990 to December 31, 1990; AT&T Network Systems Data Networking Vice President from January 1, 1989 to December 30, 1989.

     DAVID J. LAHEY, President and Chief Executive Officer of CBIS since February 4, 1994; Executive Vice President of the Company since January 1, 1993; Chairman of MATRIXX Marketing Inc. since January 1, 1993; President and Chief Executive Officer of MATRIXX Marketing Inc., February 2, 1989 to December 31, 1992; Senior Vice President - Market Development of Cincinnati Bell Enterprises Inc., April 1, 1988 to February 1, 1989.

     WILLIAM H. ZIMMER III, Secretary and Treasurer of the Company since August 1, 1991; Secretary and Assistant Treasurer of the Company, December 1, 1988 to July 31, 1991. Assistant Secretary and Assistant Treasurer of the Company, April 20, 1987 to November 30, 1988.

     DONALD E. HOFFMAN, Senior Vice President-Administration of Cincinnati Bell Telephone Company since January 1, 1990; Vice President-Administration of Cincinnati Bell Telephone Company, February 1, 1988 to December 31, 1989; President of Cincinnati Bell Cellular Systems Inc., January 1, 1987 to
January 31, 1988.

     SCOTT AIKEN, Vice President-Public Relations of Cincinnati Bell Telephone Company since May 13, 1985.

     JAMES F. ORR, Chief Operating Officer of CBIS since February 4, 1994; President and Chief Executive Officer of MATRIXX Marketing Inc. since January 1, 1993; Vice President Market Development January 1, 1989 to December 31, 1992; Vice President of Crush International Inc. January 1, 1986 to December 31, 1988.

     WILLIAM D. BASKETT III, General Counsel and Chief Legal Officer of the Company since July 1993; partner of Frost & Jacobs since 1970.

                                     PART II

ITEMS 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

     Cincinnati Bell Inc. (symbol: CSN) common shares are listed on the New York Stock Exchange and on the Cincinnati Stock Exchange. As of February 28, 1994 there were approximately 22,391 holders of record of the 65,094,358 outstanding Common Shares of the Company. The high and low sales prices and dividends declared per common share each quarter for the last two fiscal years are listed below.


Quarter                           1st          2nd          3rd          4th
- ------------------------------------------------------------------------------
1993      High                  $23          $24 3/8      $23 1/2      $24
          Low                   $16 1/8      $21          $19 1/8      $17 7/8
          Dividend Declared     $   .20      $   .20      $   .20      $   .20

- ------------------------------------------------------------------------------

1992      High                  $20 7/8      $18 3/4      $17 5/8      $17 5/8
          Low                   $17 3/8      $16 1/2      $16          $15 3/8
          Dividend Declared     $   .20      $   .20      $   .20      $   .20


ITEMS 6 THROUGH 8.

     The information required by these items is included in the registrant's annual report to security holders for the fiscal year ended December 31, 1993 included in Exhibit 13 and is incorporated herein by reference pursuant to General Instruction G(2).


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No disagreements with accountants on any accounting or financial disclosure occurred during the period covered by this report.


                                    PART III

ITEMS 10 THROUGH 13.

     Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report under the caption "Executive Officers and Significant Employees of the Registrant" since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A.

     The other information required by these items is included in the registrant's definitive proxy statement dated March 14, 1994 in the last paragraph on page 1, the accompanying notes on page 2 and the last paragraph on page 2, the information under "Election of Directors" on pages 5 through 7, the information under "Share Ownership of Directors and Officers" on pages 4 and 5, the information under, "Compensation Committee Report on Executive Compensation," "Executive Compensation" and "Performance Graphs" on pages 7 through 17, and the information under "Compensation Committee Interlocks and Insider Participation" on page 4. The foregoing is incorporated herein by reference pursuant to General Instruction G(3).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)         Documents filed as a part of the report:

            (1)  Consolidated Financial Statements:                         Page
                                                                            ----
                 Report of Management. . . . . . . . . . . . . . . . . . . .  *

                 Report of Independent Accountants . . . . . . . . . . . . .  *

                 Statements:

                        Consolidated Statements of Income. . . . . . . . . .  *

                        Consolidated Statements of Common Shareowners'
                        Equity . . . . . . . . . . . . . . . . . . . . . . .  *

                        Consolidated Balance Sheets. . . . . . . . . . . . .  *

                        Consolidated Statements of Cash Flows. . . . . . . .  *

                        Notes to Financial Statements. . . . . . . . . . . .  *

            (2)  Financial Statement Schedules:

                 Report of Independent Accountants . . . . . . . . . . . . . 25

                 V    -  Telephone Plant and Other Property. . . . . . . . . 26

                 VI   -  Accumulated Depreciation. . . . . . . . . . . . . . 30

                 VIII -  Valuation and Qualifying Accounts . . . . . . . . . 32

            Financial statements and financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

- -------------------------

*Incorporated herein by reference to the appropriate portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1993. (See Part II.)

            (3)  Exhibits:

            Exhibits identified in parentheses below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.

Exhibit
Number
- -------
(3)(a) Amended Articles of Incorporation effective November 9, 1989. (Exhibit (3)(a) to Form 10-K for 1989, File No. 1-8519).

(3)(b) Amended Regulations of the Registrant. (Exhibit 3.2 to Registration Statement No. 2-96054).

(4)(a) Provisions of the Amended Articles of Incorporation and the Amended Regulations of the registrant which define the rights of holders of Common Shares and the Preferred Shares are incorporated by reference to such Amended Articles filed as Exhibit (3)(a) hereto and such Amended Regulations filed as Exhibit (3)(b) hereto.

(4)(b)(i) Rights Agreement dated as of October 27, 1986 between the Company and Morgan Shareholder Services Trust Company, Rights Agent. (Exhibit (1) to Form 8-A, File No. 1-8519).

(4)(b)(ii) First Amendment to Rights Agreement, dated as of October 3, 1988, between the Company and Morgan Shareholder Services Trust Company, Rights Agent. (Exhibit
                        (4)(b)(ii) to Form 10-K for 1988, File No. 1-8519).

(4)(c)(i) Indenture dated June 15, 1990 between Cincinnati Bell Inc. and The Bank of New York, Trustee, in connection with $75,000,000 of Cincinnati Bell Inc. Ten Year 9.10% Notes Due June 15, 2000. (Exhibit (4)(c)(ii) to Form 10-K for 1990, File No. 1-8519).

                        Indenture dated December 15, 1992 between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $100,000,000 of Cincinnati Bell Inc. 6.70% Notes Due December 15, 1997. A copy of this Indenture is not being filed because it is similar in all material respects to the Indenture filed as Exhibit
                        (4)(c)(i) above.

                        Indenture dated July 1, 1993 between Cincinnati Bell Inc., Issuer, and The Bank of New York,Trustee, in connection with $50,000,000 of Cincinnati Bell, Inc.
                        7 1/4% Notes Due June 15, 2023. Exhibit 4-A to Form 8-K, date of report July 12, 1993, File No. 1-8519.

(4)(c)(ii) Indenture dated December 27, 1989 among Cincinnati Bell Telephone Company, Issuer, Cincinnati Bell Inc., Guarantor, and The Bank of New York (Delaware), Trustee, in connection with $40,000,000 of Cincinnati Bell Telephone Company Guaranteed Ten Year 8 5/8% Notes, Due December 15, 1999. (Exhibit 4(c)(ii) to Form 10-K for 1992, File No. 1-8519).

                        Indenture dated April 30, 1986 among Cincinnati Bell Telephone Company, Issuer, Cincinnati Bell Inc., Guarantor, and The Bank of New York (Delaware), Trustee, in connection with $40,000,000 of Cincinnati Bell Telephone Company Guaranteed Ten Year 7.30% Notes, Due April 30, 1996. A copy of this Indenture is not being filed because it is similar in all material respects to the Indenture filed as Exhibit (4)(c)(ii) above.

(4)(c)(iii) Indenture dated August 1, 1962 between Cincinnati Bell Telephone Company and Bank of New York, Trustee (formerly, The Central Trust Company was trustee), in connection with $20,000,000 of Cincinnati Bell Telephone Company Forty Year 4 3/8% Debentures, Due August 1, 2002. (Exhibit 4(c)(iii) to Form 10-K for 1992, File No. 1-8519).

                        Indenture dated October 1, 1958 between Cincinnati Bell Telephone Company and Bank of New York, Trustee (formerly, The Central Trust Company was trustee), in connection with $25,000,000 of Cincinnati Bell Telephone Company Thirty-Five Year 4 l/2% Debentures, Due October 1, 1993. A copy of this Indenture is not being filed because it is similar in all material respects to the Indenture filed as Exhibit (4)(c)(iii) above.

                        Indenture dated August 1, 1971 between Cincinnati Bell Telephone Company and Bank of New York, Trustee (formerly The Fifth Third Bank was trustee), in connection with $50,000,000 of Cincinnati Bell Telephone Company Forty Year 7 3/8% Debentures, Due August 1, 2011. A copy of this Indenture is not being filed because it is similar in all material respects to the Indenture filed as Exhibit (4)(c)(iii) above.

(4)(c)(iv) Indenture dated as of October 27, 1993 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report October 27, 1993, File No. 1-8519).

(4)(c)(v) No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(ii)(B) Agreement Establishing Cincinnati SMSA Limited Partnership between Advanced Mobile Phone Service, Inc. and Cincinnati Bell Inc. executed on December 9, 1982. (Exhibit (10)(k) to Registration Statement No. 2-82253).

(10)(iii)(A)(1)(i)*     Short Term Incentive Plan of Cincinnati Bell Inc., as
                        amended February 3, 1986. (Exhibit (10)(iii)(A)1 to Form
                        10-K for 1986, File No. 1-8519).

(10)(iii)(A)(1)(ii)*    Amendment to Short Term Incentive Plan of Cincinnati
                        Bell Inc. (effective December 5, 1988). (Exhibit
                        (10)(iii)(A)(1)(ii) to Form 10-K for 1988, File No.
                        1-8519).

(10)(iii)(A)(2)(i)*     Cincinnati Bell Inc. Senior Management Long Term
                        Incentive Plan, as amended January 1, 1984.  (Exhibit
                        (10)(iii)(A)2 to Form 10-K for 1986, File No. 1-8519).

(10)(iii)(A)(2)(ii)*    Amendment to Cincinnati Bell Senior Management Long
                        Term Incentive Plan (effective December 5, 1988).
                        (Exhibit (10)(iii)(A) (2)(ii) to Form 10-K for 1988,
                        File No. 1-8519).

(10)(iii)(A)(3)*        Cincinnati Bell Inc. Deferred Compensation Plan for
                        Non-Employee Directors, as amended July 1, 1983.
                        (Exhibit (10)(iii)(A)3 to Form 10-K for 1986, File
                        No. 1-8519).

(10)(iii)(A)(4)*        Cincinnati Bell Inc. Pension Program, as amended
                        effective June 5, 1989. (Exhibit (10)(iii)(A)4 to
                        Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)5*          Cincinnati Bell Inc. 1988 Incentive Award Deferral
                        Plan, as amended (effective November 11, 1988).
                        (Exhibit (10)(iii)(A)5 to Form 10-K for 1988, File
                        No. 1-8519).

(10)(iii)(A)(6)(i)*     Cincinnati Bell Inc. Senior Management Incentive
                        Award Deferral Plan, as amended January 1, 1984.
                        (Exhibit (10)(iii)(A)6 to Form 10-K for 1986, File
                        No. 1-8519).

(10)(iii)(A)(6)(ii)*    Amendment to Cincinnati Bell Senior Management Incentive
                        Award Deferral Plan (effective December 5, 1988).
                        (Exhibit (10)(iii)(A)(6)(ii) to Form 10-K for 1988, File
                        No. 1-8519).

(10)(iii)(A)(7)(i)*     Cincinnati Bell Inc. 1984 Stock Option Plan, as amended
                        January 7, 1987. (Exhibit (10) (iii)(A)7 to Form 10-K for 1986, File No. 1-8519).


- ---------------------------------------
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(10)(iii)(A)(7)(ii)*    Amendment to Cincinnati Bell 1984 Stock Option Plan
                        (effective December 5, 1988). (Exhibit
                        (10)(iii)(A)(7)(ii) to Form 10-K for 1988, File No.
                        1-8519).

(10)(iii)(A)(8)(i)*     Executive Employment Agreement dated December 1, 1987
                        between the Company and Dwight H. Hibbard. (Exhibit
                        (10)(iii)(A)8 to Form 10-K for 1987, File No. 1-8519).

(10)(iii)(A)(8)(ii)*    Amendment to Executive Employment Agreement dated
                        November 4, 1991 between the Company and Dwight H.
                        Hibbard. (Exhibit (10)(iii) (A)(8)(ii) to Form 10-K for
                        1991, File No. 1-8519).

(10)(iii)(A)(8)(iii)*   Amendment to Executive Employment Agreement dated
                        February 4, 1994 between the Company and Dwight H.
                        Hibbard.

(10)(iii)(A)(9)*        Executive Employment Agreement dated December 1, 1987
                        between the Company and John T. LaMacchia. (Exhibit
                        (10)(iii)(A)(10) to Form 10-K for 1987, File No.
                        1-8519).

(10)(iii)(A)(10)*       Executive Employment Agreement dated December 1, 1987
                        between the Company and Raymond R. Clark. (Exhibit
                        (10)(iii)(A)11 to Form 10-K for 1987, File No. 1-8519).

(10)(iii)(A)(11)*       Compensation Agreement between the Company and Sheldon
                        Horing, effective January 1, 1991. (Exhibit
                        (10)(iii)(A)12 to Form 10-K for 1991, File No. 1-8519).

(10)(iii)(A)(12)*       Employment Agreement dated as of April 1, 1988 between
                        the Company and David J. Lahey. (Exhibit (10)(iii)(A)16 to Form 10-K for 1991, as amended, File No. 1-8519).

(10)(iii)(A)(13)*       Employment Agreement dated as of February 7, 1994
                        between the  Company and David J. Lahey.

10(iii)(A)(14)*         Executive Employment Agreement dated as of March 29,
                        1993 between the Company and Brian C. Henry.

10(iii)(A)(15)(i)*      Employment Agreement dated as of January 1, 1989 between
                        the Company and James F. Orr.

(10)(iii)(A)(15)(ii)*   Amendment to Employment Agreement dated as of June 30,
                        1993 between the Company and James F. Orr.


- ------------------------------------
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

10(iii)(A)(16)*         Employment Agreement dated as of December 31, 1993
                        between the Company and James F. Orr.

10(iii)(A)(17)*         Cincinnati Bell Inc. Executive Deferred Compensation
                        Plan

(10)(iii)(A)(18)(i)*    Cincinnati Bell Inc. 1988 Long Term Incentive Plan.
                        (Exhibit (10)(iii)(A)(12) (i) to Form 10-K for 1988,
                        File No. 1-8519).

(10)(iii)(A)(18)(ii)*   Amendment to Cincinnati Bell Inc. 1988 Long Term
                        Incentive Plan (effective December 5, 1988). (Exhibit
                        (10)(iii)(A)(12)(ii) to Form 10-K for 1988, File No.
                        1-8519).

(10)(iii)(A)(19)*       Cincinnati Bell Inc. 1988 Stock Option Plan for
                        Non-Employee Directors. (Exhibit (10)(iii)(A)13 to Form
                        10-K for 1988, File No. 1-8519).

(10)(iii)(A)(20)*       Cincinnati Bell Inc. 1989 Stock Option Plan. (Exhibit
                        (10)(iii)(A)14 to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(21)*       Cincinnati Bell Inc. Retirement Plan for Outside
                        Directors.

(11)                    Computation of Earnings per Common Share.

(12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

(13) Portions of the Cincinnati Bell Inc. annual report to security holders for the fiscal year ended December 31, 1993 as incorporated by reference including the Selected Financial Data, Management's Discussion and Analysis and Consolidated Financial Statements.

(21)                    Subsidiaries of the Registrant.

(23)                    Consent of Independent Accountants.

(24)                    Powers of Attorney.

(28)(a)                 Annual Report on Form 11-K for the Cincinnati Bell Inc.
                        Retirement Savings Plan (formerly the Cincinnati Bell Inc. Savings Plan for Salaried Employees) for the year 1993 will be filed by amendment on or before April 30, 1994.


- -------------------------------------
*Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(28)(b)                 Annual Report on Form 11-K for the Cincinnati Bell Inc.
                        Savings and Security Plan for the year 1993 will be filed by amendment on or before April 30, 1994.

(28)(c) Annual Report on Form 11-K for the MATRIXX Marketing Inc. Profit Sharing/401(k) Plan for the year 1993 will be filed by amendment on or before April 30, 1994.


     The Company will furnish, without charge, to a security holder upon request, a copy of the documents, portions of which are incorporated by reference (Annual Report to security holders and proxy statement), and will furnish any other exhibit at cost.

(b)  Reports on Form 8-K.

     (1) Form 8-K, dated October 26, 1993, reporting that Cincinnati Bell Inc. announced its earnings for the third quarter of 1993.

     (2) Form 8-K, dated October 27, 1993, reporting that Cincinnati Bell Telephone Company had set up its Medium-Term Note program with Morgan Stanley & Co., Incorporated, Merrill Lynch & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CINCINNATI BELL INC.


March 29, 1994                          By /s/JOHN T. LAMACCHIA
                                          ---------------------------
                                         John T. LaMacchia, President
                                         and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     SIGNATURE                     TITLE                              DATE
     ---------                     -----                              ----
                                   Principal Executive Officer;
                                   President, Chief Executive
JOHN T. LAMACCHIA*                 Officer and Director
- ------------------------------


                                   Principal Accounting and
                                   Financial Officer;  Executive
                                   Vice President and
BRIAN C. HENRY*                    Chief Financial Officer

- ------------------------------
Brian C. Henry

JOHN F. BARRETT*                   Director
- ------------------------------
John F. Barrett

PAUL W. CHRISTENSEN, JR.*          Director
- ------------------------------
Paul W. Christensen, Jr.

RAYMOND R. CLARK*                  Director
- ------------------------------
Raymond R. Clark

PHILLIP R. COX*                    Director
- ------------------------------
Phillip R. Cox

     SIGNATURE                     TITLE
     ---------                     -----


WILLIAM A. FRIEDLANDER*            Director
- ------------------------------
William A. Friedlander
                                   Chairman of the Board
DWIGHT H. HIBBARD*                 and Director
- ------------------------------
Dwight D. Hibbard

ROBERT P. HUMMEL, M.D.*            Director
- ------------------------------
Robert P. Hummel, M.D.

JAMES D. KIGGEN*                   Director
- ------------------------------
James D. Kiggen

DAVID B. SHARROCK*                 Director
- ------------------------------
David B. Sharrock




*By /s/JOHN T. LAMACCHIA                                         March 29, 1994
   ---------------------------
  John T. LaMacchia
  as attorney-in-fact and on
  his own behalf as President
  and Chief Executive Officer
  and Director

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareowners of
       Cincinnati Bell Inc.

Our report on the consolidated financial statements of Cincinnati Bell Inc. has been incorporated by reference in this Form 10-K from page 39 of the 1993 annual report of Cincinnati Bell Inc. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedules listed in the index on page 16 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




/s/ COOPERS & LYBRAND

COOPERS & LYBRAND

Cincinnati, Ohio
February 11, 1994

                                                            Schedule V - Sheet 1

                              CINCINNATI BELL INC.
                 SCHEDULE V - TELEPHONE PLANT AND OTHER PROPERTY

                             (Thousands of Dollars)

- ----------------------------------------------------------------------------------------------------------
     COL. A                                COL. B      COL. C      COL. D      COL. E            COL. F
- ----------------------------------------------------------------------------------------------------------
                                          Balance at  Additions   Retire-                       Balance
     Classification                       Beginning   at Cost     ments       Other             at End
                                          of Period   -Note (a)   -Note (b)   Changes           ofPeriod
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------
Year 1993

Land . . . . . . . . . . . . . . . . .    $   4,379    $   (21)   $      -    $   (20)          $    4,338
Buildings. . . . . . . . . . . . . . .      140,203      8,496       2,026       (883) (c)         145,790
Central Office Equipment . . . . . . .      557,923     63,176      53,124        (57) (c)         567,918
Station Apparatus. . . . . . . . . . .       28,386       (401)     25,978          -                2,007
Large Private Branch Exchanges (PBX) and
  Other PBX Terminating Equipment. . .        4,992        589       1,612          -                3,969
Pole Lines . . . . . . . . . . . . . .       40,172      3,534         470          -               43,236
Aerial and Intrabuilding Cable . . . .      191,740     12,068       1,129          -              202,679
Underground Cable. . . . . . . . . . .      130,615      5,561         666          -              135,510
Buried Cable . . . . . . . . . . . . .       91,497      7,358         266          -               98,589
Submarine Cable. . . . . . . . . . . .            -          -           -          -                    -
Aerial Wire. . . . . . . . . . . . . .        3,014        211          78          -                3,147
Conduit Systems. . . . . . . . . . . .       67,203      2,799          42          -               69,960
Furniture, Computers and Office Equipment    54,652      7,665       1,398         (3) (c)          60,916
Vehicles and Work Equipment. . . . . .       27,875        919       1,748          -               27,046
Other Terminating Equipment. . . . . .          106        994         (93)         -                1,193
Public Telephone Equipment . . . . . .        5,497        976         343          -                6,130
Other Communications Equipment . . . .       15,304      1,690         922          -               16,072
Capitalized Leases . . . . . . . . . .       21,905      5,816          23       (182)              27,516
                                          ---------    -------      ------     -------           ---------
    Total Telephone Plant
      in Service (d) . . . . . . . . .    1,385,463    121,430      89,732     (1,145) (c)       1,416,016


Telephone Plant Under Construction . .       23,418     (8,612)          -          -               14,806
                                          ---------    --------   --------     -------          ----------
    Total Telephone Plant. . . . . . .   $1,408,881    $112,818   $ 89,732    $(1,145) (c)      $1,430,822
                                         ----------    --------   --------    ---------         ----------
                                         ----------    --------   --------    ---------         ----------
    Information Systems Property (d) .   $  175,627    $ 40,053   $  5,763    $(1,208) (e)      $  208,709
                                         ----------    --------   --------    ---------         ----------
                                         ----------    --------   --------    ---------         ----------
    Other Property (d) . . . . . . . .   $   78,361    $  8,597   $  1,309    $ 9,559  (c)(e)   $   95,208
                                         ----------    --------   --------    ---------         ----------
                                         ----------    --------   --------    ---------         ----------

The notes on Sheet 4 are an integral part of this Schedule.

                                                            Schedule V - Sheet 2

                              CINCINNATI BELL INC.
                 SCHEDULE V - TELEPHONE PLANT AND OTHER PROPERTY
                             (Thousands of Dollars)

- -----------------------------------------------------------------------------------------------------
     COL. A                               COL. B      COL. C      COL. D     COL. E          COL. F
- -----------------------------------------------------------------------------------------------------
                                         Balance at  Additions   Retire-                     Balance
     Classification                      Beginning   at Cost     ments       Other           at End
                                         of Period   -Note (a)   -Note (b)   Changes         of Period
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------
Year 1992

Land . . . . . . . . . . . . . . . . .   $    4,355    $     24    $     -    $     -           $  4,379
Buildings. . . . . . . . . . . . . . .      130,952      10,937      1,665        (21)(c)        140,203
Central Office Equipment . . . . . . .      529,902      51,924     23,170       (733)(c)        557,923
Station Apparatus. . . . . . . . . . .       34,823       1,364      5,400     (2,401)(c)         28,386
Large Private Branch Exchanges (PBX) and
  Other PBX Terminating Equipment. . .        5,810         808      1,626          -              4,992
Pole Lines . . . . . . . . . . . . . .       38,629       2,127        584          -             40,172
Aerial and Intrabuilding Cable . . . .      183,125      11,216      2,601          -            191,740
Underground Cable. . . . . . . . . . .      127,643       3,693        721          -            130,615
Buried Cable . . . . . . . . . . . . .       85,832       6,096        431          -             91,497
Submarine Cable. . . . . . . . . . . .            -           -          -          -                  -
Aerial Wire. . . . . . . . . . . . . .        2,869         216         71          -              3,014
Conduit Systems. . . . . . . . . . . .       65,121       2,177         95          -             67,203
Furniture, Computers and Office Equipment    55,847       5,566      6,311       (450)(c)         54,652
Vehicles and Work Equipment. . . . . .       26,801       2,688      1,614          -             27,875
Other Terminating Equipment. . . . . .        2,494         214        170     (2,432)(c)            106
Public Telephone Equipment . . . . . .        5,724         250        477          -              5,497
Other Communications Equipment . . . .       16,105          (9)       792          -             15,304
Capitalized Leases . . . . . . . . . .       21,938           -          -        (33)            21,905
                                         ----------      -------    ------     -------         ---------
    Total Telephone Plant
      in Service (d) . . . . . . . . .    1,337,970      99,291     45,728     (6,070)(c)      1,385,463

Telephone Plant Under Construction . .       27,576      (4,158)         -          -             23,418
                                         ----------      -------    ------     -------        ----------

    Total Telephone Plant. . . . . . .   $1,365,546    $ 95,133   $ 45,728    $(6,070)(c)     $1,408,881
                                         ----------    --------   --------    --------        ----------
                                         ----------    --------   --------    --------        ----------
    Information Systems Property (d) .   $  160,073    $ 32,286   $  7,407    $(9,325)(e)(h)  $  175,627
                                         ----------    --------   --------    --------        ----------
                                         ----------    --------   --------    --------        ----------
    Other Property (d) . . . . . . . .   $   66,640    $ 10,618   $  4,143    $ 5,246(c)(e)   $   78,361
                                         ----------    --------   --------    --------        ----------
                                         ----------    --------   --------    --------        ----------

The notes on Sheet 4 are an integral part of this Schedule.

                                                            Schedule V - Sheet 3

                              CINCINNATI BELL INC.
                 SCHEDULE V - TELEPHONE PLANT AND OTHER PROPERTY
                             (Thousands of Dollars)

- --------------------------------------------------------------------------------------------------------------------
    COL. A                              COL. B      COL. C      COL. D      COL. E                         COL.F
- --------------------------------------------------------------------------------------------------------------------
                                        Balance at  Additions   Retire-                                    Balance
    Classification                      Beginning   at Cost     ments       Other                          at End
                                        of Period   -Note (a)  -Note (b)    Changes                        of Period
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
Year 1991

Land . . . . . . . . . . . . . . . . .  $   4,307   $      48   $      -    $     -               $   4,355
Buildings. . . . . . . . . . . . . . .    129,533       3,940      2,521          -                 130,952
Central Office Equipment . . . . . . .    496,964      54,159     21,221          -                 529,902
Station Apparatus. . . . . . . . . . .     39,967       (570)      4,574          -                  34,823
Large Private Branch Exchanges (PBX) and
  Other PBX Terminating Equipment. . .      8,003         513      2,706          -                   5,810
Pole Lines . . . . . . . . . . . . . .     37,123       1,986        480          -                  38,629
Aerial and Intrabuilding Cable . . . .    174,170      11,430      2,475          -                 183,125
Underground Cable. . . . . . . . . . .    122,724       5,795        876          -                 127,643
Buried Cable . . . . . . . . . . . . .     79,938       6,167        273          -                  85,832
Submarine Cable. . . . . . . . . . . .          -           -          -          -                       -
Aerial Wire. . . . . . . . . . . . . .      2,750         224        105          -                   2,869
Conduit Systems. . . . . . . . . . . .     63,289       1,927         95          -                  65,121
Furniture, Computers and Office Equipment  52,275       6,285      2,713          -                  55,847
Vehicles and Work Equipment. . . . . .     25,819       2,848      1,866          -                  26,801
Other Terminating Equipment. . . . . .      2,093         435         34          -                   2,494
Public Telephone Equipment . . . . . .      5,583         270        129          -                   5,724
Other Communications Equipment . . . .     16,533       1,034      1,462          -                  16,105
Capitalized Leases . . . . . . . . . .     19,485       2,874          -       (421)(f)              21,938
                                       ----------     -------     ------    -------               ---------

  Total Telephone Plant
    in Service (d) . . . . . . . . . .  1,280,556      99,365     41,530       (421)(f)            1,337,970

Telephone Plant Under Construction . .     15,008      12,568          -          -                   27,576
                                       ----------     -------     ------       -----               ---------
  Total Telephone Plant. . . . . . . . $1,295,564   $ 111,933   $ 41,530    $  (421)(f)           $1,365,546
                                       ----------     -------     ------       -----              ----------
                                       ----------     -------     ------       -----              ----------
  Information Systems Property (d) . . $  116,164   $  57,391   $  9,277    $(4,205)(c)(e)(g)     $  160,073
                                       ----------     -------     ------     ------               ----------
                                       ----------     -------     ------     ------               ----------
  Other Property (d) . . . . . . . . . $   54,621   $  10,143   $  2,344    $ 4,220(c)(e)         $   66,640
                                       ----------     -------     ------     -----                ----------
                                       ----------     -------     ------     -----                ----------

The notes on Sheet 4 are an integral part of this Schedule.

                                                            Schedule V - Sheet 4


(a) Additions shown include (1) the original cost (estimated if not known) of reused material, which is concurrently credited to Material and supplies, and (2) Interest charged construction. Transfers between the classifications listed are included in this column, except as indicated in note (c).

(b) Items of telephone plant when retired or sold are deducted from the property accounts at the amounts at which they are included therein, estimated if not known.

(c)  Transferred (to) from non-telephone company operations.

(d) The Company's provision for depreciation is based on the remaining life method of depreciation and straight-line composite rates. The remaining life method provides for the full recovery of the investment in telephone plant. The provision for depreciation of information systems property and other property is based on the straight-line method over the estimated useful life.

(e)  Other changes include the following: 1) Reclassification of property and
     2) Revaluation of assets acquired during the year as part of a business acquisition in order to record them at their fair value in accordance with APB 16 "Business Combinations".

(f) Capitalized lease balances were adjusted to remove executory costs that were originally capitalized.

(g) Includes certain capitalized software costs which were written-down as the result of the information systems segment determination of the need to re-direct the development of some of its software products.

(h) Includes amounts removed from property accounts related to the reserve set up the prior year for the write down of certain capitalized software costs. The primary product that was reserved for in 1991 was NS/90, a cellular customer billing support system.

                                                          Schedule VI - Sheet 1

                              CINCINNATI BELL INC.
                     SCHEDULE VI - ACCUMULATED DEPRECIATION
                             (Thousands of Dollars)

- -----------------------------------------------------------------------------------------------------------------
  COL. A                           COL. B        COL. C         COL. D         COL. E                   COL. F
- -----------------------------------------------------------------------------------------------------------------
                                  Balance at    Additions       Retire-        Other                   Balance
  Description                     Beginning     Charged to      ments          Changes                 at End
                                  of Period     Expenses                       -Note (a)               of Period
- -----------------------------------------------------------------------------------------------------------------
Year 1993
  Telephone Plant. . . . . .     $  525,215     $  98,575       $  89,709      $   7,609               $  541,690
  Information Systems and
    Other Property . . . . .     $  100,846     $  50,328(c)    $   5,665      $     (29)(b)           $  145,480

Year 1992
  Telephone Plant. . . . . .     $  475,783     $   99,807      $  46,987      $  (3,388)              $  525,215
  Information Systems and
    Other Property . . . . .     $   85,817     $   26,825      $   6,034      $  (5,762)(d)           $  100,846

Year 1991
  Telephone Plant. . . . . .     $  426,291     $   88,100      $  41,456      $   2,848               $  475,783
  Information Systems and
  Other Property . . . . . .     $   56,566     $   34,653(c)   $   6,983      $   1,581               $   85,817


                                                           Schedule VI - Sheet 2


(a) Comprised principally of (1) proceeds from sales of telephone plant accounted for as required by the FCC and (2) depreciation provision for vehicles and other work equipment charged initially to clearing accounts and apportioned to Maintenance, Telephone Plant and other accounts on the basis of the usage of such equipment. Other, also includes recoveries from retired property.

(b) Includes accumulated depreciation on assets which were acquired during the year as part of a business acquisition. In accordance with APB 16, the assets have been recorded at their fair value by recording original cost less accumulated depreciation.

(c) Includes $17 million and $10.5 million recorded in 1993 and 1991, respectively to reduce the carrying value of certain capitalized software costs to net realizable value.

(d) Includes amounts removed from the reserve recorded in the prior year related to the write down of certain capitalized software costs to net realizable value.

                                                                   Schedule VIII

                              CINCINNATI BELL INC.
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of Dollars)

- ------------------------------------------------------------------------------------------------------------------------
                                                      COL. B             COL. C                COL. D          COL. E
- ------------------------------------------------------------------------------------------------------------------------
                                                                        Additions            Deductions
                                                                   -----------------------
                                                                      (1)            (2)
                                                                                  Charged
                                                      Balance at                  to Other                     Balance
Description                                           Beginning    Charged to     Accounts                     at End
                                                      of Period    Expenses       -Note (a)                    of Period
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------
Year 1993
  Allowance for doubtful accounts. . . . . .          $   6,705    $  14,614     $   4,121     $ 11,409(b)     $  14,031
  Accrual for disposal and restructuring . .          $  10,545    $  35,385     $       0     $ 10,545        $  35,385

Year 1992
  Allowance for doubtful accounts. . . . . .          $   4,959    $   8,225     $   5,140     $  11,619(b)    $   6,705
  Accrual for disposal and restructuring . .          $   9,991    $  10,545     $       0     $   9,991       $  10,545

Year 1991
  Allowance for doubtful accounts. . . . . .          $   4,570    $   9,772     $   4,306     $  13,689(b)    $   4,959
  Accrual for disposal and restructuring . .          $       0    $   9,991     $       0     $       0       $   9,991


(a) Primarily includes amounts previously written off which were credited directly to this account when recovered and an allocation of the purchase price for receivables purchased from Interexchange Carriers.

(b)  Primarily includes amounts written off as uncollectible.