Form 10-Q
period 1994-03-31
CINCINNATI BELL INC /OH/
filed 1994-05-16
CIK 716133

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q




            x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1994

                                       OR

              __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to  ________.


                          Commission File Number 1-8519




                              CINCINNATI BELL INC.




                Incorporated under the laws of the State of Ohio

                 201 East Fourth Street, Cincinnati, Ohio 45202

                I.R.S. Employer Identification Number 31-1056105

                       Telephone - Area Code 513 397-9900



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes X .  No   .
        ---     ---

          At April 29, 1994, 65,259,047 Common Shares were outstanding

Form 10-Q Part 1                                           Cincinnati Bell Inc.

                         PART I - FINANCIAL INFORMATION

             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)


                                                                    For the Three Months
                                                                       Ended March 31,
                                                                   ----------------------
                                                                     1994          1993
                                                                   --------      --------
Revenues
  Telephone operations
    Local service. . . . . . . . . . . . . . . . . . . . . . .     $ 77,211      $ 74,005
    Network access . . . . . . . . . . . . . . . . . . . . . .       36,353        33,189
    Long distance. . . . . . . . . . . . . . . . . . . . . . .        9,672        11,559
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       17,195        21,089
                                                                   --------      --------
                                                                    140,431       139,842

  Information systems. . . . . . . . . . . . . . . . . . . . .       70,678        68,365
  Marketing services . . . . . . . . . . . . . . . . . . . . .       50,605        24,754
  Other telecommunications . . . . . . . . . . . . . . . . . .       30,355        29,506
                                                                   --------      --------

    Total Revenues . . . . . . . . . . . . . . . . . . . . . .      292,069       262,467
                                                                   --------      --------

Costs and Expenses
  Operating expenses . . . . . . . . . . . . . . . . . . . . .      153,426       134,039
  Plant and building services. . . . . . . . . . . . . . . . .       40,081        38,951
  Depreciation and amortization. . . . . . . . . . . . . . . .       37,165        34,708
  Taxes other than income taxes. . . . . . . . . . . . . . . .       24,684        23,572
                                                                   --------      --------

    Total Costs and Expenses . . . . . . . . . . . . . . . . .      255,356       231,270
                                                                   --------      --------

    Operating Income . . . . . . . . . . . . . . . . . . . . .       36,713        31,197

Other Income (Expense) - Net . . . . . . . . . . . . . . . . .          602        10,658
Interest Expense . . . . . . . . . . . . . . . . . . . . . . .       12,394        10,375
                                                                   --------      --------

Income Before Income Taxes and Cumulative
  Effect of Accounting Change. . . . . . . . . . . . . . . . .       24,921        31,480

Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . .        9,275        10,653
                                                                   --------      --------

Income Before Cumulative Effect of Accounting Change . . . . .       15,646        20,827

Cumulative Effect of Accounting Change . . . . . . . . . . . .       (2,925)           --
                                                                   --------      --------

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . .       12,721        20,827

Preferred Dividend Requirements. . . . . . . . . . . . . . . .           --         1,087
                                                                   --------      --------

Income Applicable to Common Shares . . . . . . . . . . . . . .     $ 12,721      $ 19,740
                                                                   --------      --------
                                                                   --------      --------

Earnings Per Common Share
  Income Before Cumulative Effect of Accounting Change . . . .     $    .24      $    .32
  Cumulative Effect of Accounting Change . . . . . . . . . . .         (.04)           --
                                                                   --------      --------
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . .     $    .20      $    .32
                                                                   --------      --------
                                                                   --------      --------

Dividends Declared per Common Share. . . . . . . . . . . . . .     $    .20      $    .20
                                                                   --------      --------
                                                                   --------      --------

Weighted Average Number of Common Shares
  Outstanding (000). . . . . . . . . . . . . . . . . . . . . .       65,083        61,842


Form 10-Q Part 1                                           Cincinnati Bell Inc.


                         PART I - FINANCIAL INFORMATION

        CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (Cont'd)
                (Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)


                                                                    For the Three Months
                                                                       Ended March 31,
                                                                   ----------------------
                                                                     1994          1993
                                                                   --------      --------
Retained Earnings at Beginning of Period . . . . . . . . . . . .   $227,392      $342,483

   Add:  Net Income. . . . . . . . . . . . . . . . . . . . . . .     12,721        20,827

   Deduct:  Common Dividends . . . . . . . . . . . . . . . . . .     13,042        12,442
            Pension Liability Adjustment . . . . . . . . . . . .      1,021            --
            Preferred Dividends. . . . . . . . . . . . . . . . .         --         1,087
            Acquisition of Common Shares . . . . . . . . . . . .         --         4,027
            Issuance of Common Shares Under Employee Plans . . .         --           236
                                                                   --------      --------

Retained Earnings at End of Period . . . . . . . . . . . . . . .   $226,050      $345,518
                                                                   --------      --------
                                                                   --------      --------


See Notes to Financial Statements.

Form 10-Q Part 1                                           Cincinnati Bell Inc.

                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                 March 31,    December 31,
                                                                   1994          1993
                                                                ----------    ----------
ASSETS
Current assets
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $    8,618    $    8,668
  Receivables less allowances of $14,550 and $14,031 . . . . .     239,979       241,669
  Material and supplies. . . . . . . . . . . . . . . . . . . .      20,981        21,627
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .      30,058        30,391
  Other current assets . . . . . . . . . . . . . . . . . . . .      18,484        22,471
                                                                ----------    ----------
                                                                   318,120       324,826
                                                                ----------    ----------
Property, Plant and Equipment
  Telephone plant. . . . . . . . . . . . . . . . . . . . . . .   1,458,891     1,430,822
    Less accumulated depreciation. . . . . . . . . . . . . . .    (562,538)     (541,690)
                                                                ----------    ----------
                                                                   896,353       889,132
                                                                ----------    ----------
  Other property . . . . . . . . . . . . . . . . . . . . . . .     313,787       303,917
    Less accumulated depreciation. . . . . . . . . . . . . . .    (152,024)     (145,480)
                                                                ----------    ----------
                                                                   161,763       158,437
                                                                ----------    ----------
                                                                 1,058,116     1,047,569
                                                                ----------    ----------
Other Assets
  Intangibles, primarily goodwill - net. . . . . . . . . . . .     190,000       192,341
  Deferred and other assets. . . . . . . . . . . . . . . . . .      46,486        56,324
  Other investments. . . . . . . . . . . . . . . . . . . . . .      42,465        43,030
                                                                ----------    ----------
                                                                   278,951       291,695
                                                                ----------    ----------

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . .  $1,655,187    $1,664,090
                                                                ----------    ----------
                                                                ----------    ----------

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
  Debt maturing in one year. . . . . . . . . . . . . . . . . .  $   99,373    $  112,029
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .     120,555       132,648
  Accrued disposal and restructuring costs . . . . . . . . . .      30,832        35,385
  Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . .      31,890        38,135
  Advanced billing and customers' deposits . . . . . . . . . .      32,593        31,553
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .      31,883        24,587
                                                                ----------    ----------
                                                                   347,126       374,337
                                                                ----------    ----------

Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . .     529,429       522,888
                                                                ----------    ----------

Deferred Credits and Other Long-Term Liabilities:
  Deferred income taxes. . . . . . . . . . . . . . . . . . . .     166,644       158,438
  Unamortized investment tax credits . . . . . . . . . . . . .      18,746        19,371
  Other long-term liabilities. . . . . . . . . . . . . . . . .      75,359        73,441
                                                                ----------    ----------
                                                                   260,749       251,250
                                                                ----------    ----------

Shareowners' Equity
  Common shares - $1.00 par value. . . . . . . . . . . . . . .      65,186        64,982
    Authorized shares:  240,000,000
    Outstanding shares: at March 31, 1994, 65,185,901;
                        at December 31, 1993, 64,982,178
  Additional paid-in capital . . . . . . . . . . . . . . . . .     226,550       223,257
  Retained earnings. . . . . . . . . . . . . . . . . . . . . .     226,050       227,392
  Foreign currency translation adjustment. . . . . . . . . . .          97           (16)
                                                                ----------    ----------
                                                                   517,883       515,615
                                                                ----------    ----------

Total Liabilities and Shareowners' Equity. . . . . . . . . . .  $1,655,187    $1,664,090
                                                                ----------    ----------
                                                                ----------    ----------


See Notes to Financial Statements.

Form 10-Q Part 1                                           Cincinnati Bell Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                    For the Three Months
                                                                       Ended March 31,
                                                                   ----------------------
                                                                     1994          1993
                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . .     $ 12,721      $ 20,827
 Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization. . . . . . . . . . . . . . . .       37,165        34,708
  Cumulative effect of accounting change . . . . . . . . . . .        2,925            --
  Provision for loss on receivables. . . . . . . . . . . . . .        1,649         1,685
  Other-net. . . . . . . . . . . . . . . . . . . . . . . . . .        3,366        (7,557)
 Changes in assets and liabilities
  Decrease in receivables. . . . . . . . . . . . . . . . . . .        2,434         9,208
  Decrease in other current assets . . . . . . . . . . . . . .          980         1,427
  Decrease in accounts payable . . . . . . . . . . . . . . . .      (16,594)      (25,353)
  Decrease in accrued disposal and restructuring . . . . . . .       (4,553)           --
  Increase in other current liabilities. . . . . . . . . . . .        3,544         3,074
  Increase in deferred income taxes and unamortized
   investment tax credits. . . . . . . . . . . . . . . . . . .       11,648         1,772
  Decrease in other assets and liabilities . . . . . . . . . .          384           266
                                                                   --------      --------

    Net cash provided by operating activities. . . . . . . . .       55,669        40,057
                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures-telephone plant . . . . . . . . . . . .      (32,107)      (30,953)
  Capital expenditures-other . . . . . . . . . . . . . . . . .       (8,058)      (13,375)
  Other-net. . . . . . . . . . . . . . . . . . . . . . . . . .       10,994         7,087
                                                                   --------      --------

    Net cash used in investing activities. . . . . . . . . . .      (29,171)      (37,241)
                                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings from (payments of) notes payable. . . . . . .      (14,272)       16,135
  Principal payments on long-term debt . . . . . . . . . . . .       (2,908)         (810)
  Proceeds from issuance of common shares. . . . . . . . . . .        3,497           141
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . .      (12,999)      (13,470)
  Payments made to acquire common shares . . . . . . . . . . .           --        (5,572)
                                                                   --------      --------

    Net cash used in financing activities. . . . . . . . . . .      (26,682)       (3,576)
                                                                   --------      --------

Effect of exchange rate changes on cash and cash equivalents .          134            69
                                                                   --------      --------

Net decrease in cash and cash equivalents. . . . . . . . . . .          (50)         (691)

Cash and cash equivalents at beginning of period . . . . . . .        8,668         5,304
                                                                   --------      --------

Cash and cash equivalents at end of period . . . . . . . . . .     $  8,618      $  4,613
                                                                   --------      --------
                                                                   --------      --------

Cash paid for:
  Interest (net of amount capitalized) . . . . . . . . . . . .     $  4,005      $  6,676
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . .     $  1,079      $    959


See Notes to Financial Statements.

Form 10-Q Part 1                                           Cincinnati Bell Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


(1) BASIS OF PRESENTATION - The consolidated financial statements of Cincinnati Bell Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Notes (2), (3) and (4). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.
     Management believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1993 Annual Report on Form 10-K.

     Certain reimbursable costs previously recorded as information systems revenues in the 1993 Forms 10-Q have been reclassified as a reduction of operating expenses. This reclassification amounted to $8.7 million for the first quarter of 1993. The reclassification had no effect on operating income or net income for all periods presented. In addition to the information systems revenue, certain prior year amounts have been reclassified to be consistent with the 1994 presentation.

     The consolidated financial statements include the accounts of Cincinnati
     Bell Inc. and its wholly owned subsidiaries (the "Company").   The
     significant subsidiaries include: Cincinnati Bell Telephone Company ("CBT"), Cincinnati Bell Information Systems Inc. ("CBIS") and MATRIXX Marketing Inc. ("MATRIXX"). Investments in certain partnerships and joint ventures are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

(2) DISPOSAL AND RESTRUCTURING OF CBIS OPERATIONS - In late 1993, the Company determined the need to reorganize CBIS, its information systems subsidiary. This reorganization focused on two phases. The first phase was the elimination of non-strategic and underperforming operations. This resulted in CBIS taking action to divest its holdings in its federal operation (CBIS Federal), consolidating its foreign data center operations, and eliminating unprofitable domestic and international activities. The second phase of the plan was to reorganize the remaining operations into strategic business units. These actions are expected to be completed in 1994.

     For the first quarter 1994, revenues of $13.4 million and operating expenses of $19.3 million related to the discontinued operations were charged against the accrual for disposal and restructuring costs. These results were not materially different from estimates used to record the 1993 restructuring charges. The Company believes that the accrual for the disposal and restructuring at March 31, 1994 is adequate to provide for the estimated loss on the sale of CBIS Federal and its operating losses through the date of sale. The accrual also includes estimated operating losses and other costs related to restructuring of CBIS operations other than CBIS Federal.

     The assets of the discontinued operations consist of net current assets of $14.9 million and net noncurrent assets of $7.4 million. These amounts consist primarily of accounts receivable, property, plant and equipment and related liabilities.

Form 10-Q Part 1                                           Cincinnati Bell Inc.

                                   (Unaudited)



(3) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information, in thousands of dollars, is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:


                                                                   For the Three Months
                                                                      Ended March 31,
                                                                    1994          1993
                                                                  --------      --------
     Revenues. . . . . . . . . . . . . . . . . . . . . . . . .    $146,268      $145,622

     Costs and Expenses. . . . . . . . . . . . . . . . . . . .    $122,698      $123,417

     Income Before Cumulative Effect of Accounting Change. . .    $ 13,634      $ 19,842

     Cumulative Effect of Accounting Change. . . . . . . . . .    $  (2,405)    $     --

     Net Income. . . . . . . . . . . . . . . . . . . . . . . .    $ 11,229      $ 19,842


     Results for the quarter ended March 31, 1994, include two significant nonrecurring charges. As more fully described in Note (4) to the financial statements, effective January 1, 1994, the Company, including CBT, adopted SFAS 112, "Employers Accounting for Postemployment Benefits". The cumulative effect of this accounting change was recognized in the first quarter 1994 as a change in accounting principle, thereby reducing CBT's net income by $2.4 million ($.04 per share), net of a deferred tax benefit. Also in 1994, CBT has discontinued deferring incremental postretirement benefit costs and adjusted the amount of previously deferred costs to a level that is expected to be recovered in regulated rates. The amount of the adjustment, which increased postretirement benefit costs, was $2.5 million and reduced net income by $1.6 million ($.03 per share).

     Results for the quarter ended March 31, 1993, include a gain from the sale of the residential equipment leasing and PhoneCenter Store businesses to AT&T Consumer Products. The sale increased net income by approximately $6.5 million ($.10 per common share). The gain is included in Other Income (Expense) - net.


                                                                  March 31,    December 31,
                                                                    1994           1993
                                                                 ----------   ----------
     Current Assets. . . . . . . . . . . . . . . . . . . . . .   $  163,043   $  159,641
     Telephone Plant-Net . . . . . . . . . . . . . . . . . . .      907,161      900,141
     Other Noncurrent Assets . . . . . . . . . . . . . . . . .       20,800       32,161
                                                                 ----------   ----------
     Total Assets. . . . . . . . . . . . . . . . . . . . . . .   $1,091,004   $1,091,943

     Current Liabilities . . . . . . . . . . . . . . . . . . .   $  132,512   $  139,438
     Noncurrent Liabilities. . . . . . . . . . . . . . . . . .      201,907      196,389
     Long-Term Debt. . . . . . . . . . . . . . . . . . . . . .      312,277      310,500
     Common Shareowner's Equity. . . . . . . . . . . . . . . .      444,308      445,616
                                                                 ----------   ----------

     Total Liabilities and Shareowner's Equity . . . . . . . .   $1,091,004   $1,091,943
                                                                 ----------   ----------
                                                                 ----------   ----------


Form 10-Q Part 1                                           Cincinnati Bell Inc.

                                   (Unaudited)


(4) CHANGE IN ACCOUNTING PRINCIPLE - Effective January 1, 1994, the Company adopted SFAS 112, "Employers' Accounting for Postemployment Benefits".
     SFAS 112 requires the accrual of the obligation for benefits provided to former or inactive employees, their beneficiaries and covered dependents after employment but before retirement. These benefits include workers' compensation, disability benefits and health care coverage for a limited time. SFAS 112 changed the Company's method of accounting for postemployment benefits from recognizing costs as benefits are paid, to accruing the expected costs of providing these benefits. The cumulative effect of this accounting change was recognized in the first quarter 1994 as a change in accounting principle, thereby reducing net income by $2.9 million, which is net of a deferred tax benefit of $1.6 million. The on-going expense recognized under SFAS 112 is not significantly different from that recorded under prior methods.

Form 10-Q Part 1                                           Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

Cash provided from operating activities for the first quarter of 1994 was $55.7 million, an increase of $15.6 million. The excess of cash from operations over the amounts of cash flows invested and dividend payments was used to reduce short-term borrowings.

The primary use of capital resources continued to be capital expenditures. Capital expenditures were $40.2 million and $44.3 million for the first quarter 1994 and 1993, respectively. Included in the capital expenditures were capitalized software costs of $2.4 million and $6.5 million, respectively. Capital expenditures for 1994 are expected to be approximately $160 million of which $95 million is for additions to property, plant and equipment of CBT.

The Company's debt to capitalization ratio at March 31, 1994 was 54.8% compared to 47.0% at March 31, 1993. The increase is due primarily to the impact of the special charges in late 1993 and the acquisition of WATS Marketing in November, 1993.

In March 1994, Duff & Phelps Credit Rating Co. ("Duff & Phelps") lowered the ratings of the notes of the Company from "A" to "A-". The reasons given for the change were the increase in debt and exposure to financial risk in the competitive telemarketing business as the result of the acquisition of WATS Marketing in late 1993. Also noted as a reason for the change was the lack of consistent profitability in the Information Systems business. Separately, Duff & Phelps established an initial rating of "Duff 1-" for the Company's commercial paper. In addition, the Company's "A" rating on senior unsecured debt and "A-1" rating on commercial paper with Standard & Poor's is being reviewed following the acquisition of WATS Marketing.

Management believes that the Company has adequate internal and external resources available to finance its business development, construction and dividend programs. The Company maintains adequate lines of credit with several institutions to provide support for borrowings and general corporate purposes.


RESULTS OF OPERATIONS

The Company's consolidated net income for the first quarter ended March 31, 1994 decreased $8.1 million or 39% when compared to the same period in 1993.
Earnings per common share for the first quarter 1994 decreased $.12 or 38% compared to 1993. The 1994 results include an adjustment in postretirement benefit costs (see Note (3) to financial statements) and charges associated with a change in accounting principle (see Note (4) to financial statements). These two items reduced net income by $.07 per common share. The 1993 results include a gain from the sale of CBT's residential equipment leasing and PhoneCenter Store businesses which increased net income by $.10 per common share. Revenues increased $29.6 million or 11% and costs and expenses increased $24.1 million or 10%. Revenues and costs and expenses were higher in 1994 as a result of the acquisition of WATS Marketing in late 1993.

Form 10-Q Part 1                                           Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


In 1993, CBIS adopted a plan to dispose of CBIS Federal and restructure other operations within CBIS. For the first quarter 1994, revenues of $13.4 million and operating expenses of $19.3 million related to the discontinued operations were charged against the accrual for disposal and restructuring costs. These results were not materially different from estimates used to record the 1993 restructuring charges. The Company believes that the accrual for the disposal and restructuring at March 31, 1994 is adequate to provide for the estimated loss on the sale of CBIS Federal and its operating losses through the date of sale. The accrual also includes estimated operating losses and other costs related to restructuring of CBIS operations other than CBIS Federal.

Efforts to sell CBIS Federal continue and it is expected that the sale will be completed by the end of the year. In connection with the restructuring of the remaining CBIS operations, CBIS announced on April 11, 1994 a reduction of 220 employees or 9% of the CBIS non-federal workforce. The severance costs for these employees were included in the special charges in 1993.

Results for interim periods may not be indicative of the results for the full year.


Revenues


                                For the Three Months Ended
                                         March 31,
                                --------------------------       Increase
                                  1994              1993        (Decrease)     Change
                                --------          --------      ----------     ------
Telephone operations
  Local service                 $  77.2           $  74.0        $  3.2           4 %
  Network access                   36.3              33.2           3.1           9 %
  Long distance                     9.7              11.5           (1.8)       (16)%
  Other                            17.2              21.1           (3.9)       (18)%
                                --------          --------       -------
                                  140.4             139.8            .6          --

Information systems                70.7              68.4           2.3           3 %
Marketing services                 50.6              24.8          25.8         104 %
Other telecommunications           30.4              29.5            .9           3 %
                                --------          --------       -------

Total Revenues                   $292.1            $262.5         $29.6          11 %



Local service revenues increased from a 3% growth in access lines and higher revenues from central office features including greater sales of advanced calling features. Access lines were 856,000 at the end of the first quarter 1994 compared to 833,000 at the end of the first quarter 1993.

Network access revenues increased as a result of a 10% increase in minutes of use, lower settlement payments and greater end user charges.

Long distance revenues decreased from the effect of higher settlements recorded in the first quarter 1993 and also from a rate decrease in January 1994 for interstate intraLATA message tolls.

Other revenues decreased for several reasons. Billing and collection revenues decreased from lower volume of business. Equipment leasing revenues decreased as CBT discontinued the leasing of business equipment late in 1993. The effect of the sale of the residential equipment leasing and PhoneCenter Store businesses during the first quarter 1993 also contributed to the decrease. These declines were partially offset by higher revenues for inside wiring services, and higher commissions from product sales.

Form 10-Q Part 1                                           Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)



CBT received approval on its alternative regulation plan from the Public Utilities Commission of Ohio ("PUCO") on May 5, 1994. The new rates and alternative regulation commitments went into effect on May 6, 1994 and will increase revenues by $11.9 million annually or 3.75% on Ohio regulated services.

Information systems revenues increased for the first quarter of 1994 compared to 1993. The development of telecommunications solutions for international customers and an increase in data processing services provided to wireless and wireline subscribers were the primary reasons for the increase in revenues. Offsetting most of the increase was the effect of $21.6 million in revenues from operations to be sold or discontinued that are included in 1993 revenues while the 1994 amounts are charged against the accrual for disposal and restructuring as described above.

The increase in marketing services revenues were primarily the result of the WATS Marketing acquisition in 1993. In addition, revenues were higher in 1994 because of increased business in the outbound call processing operations.

Other telecommunications revenues increased in the long distance business from the introduction of new products, particularly 800-service and calling cards, and the minimization of customer attrition.


                                For the Three Months Ended
                                         March 31,
                                --------------------------       Increase
                                  1994              1993        (Decrease)     Change
                                --------          --------      ----------     ------
Costs and Expenses               $255.4            $231.3          $24.1         10 %


There were several reasons for the increase in costs and expenses. Most of the increase was the result of the WATS Marketing acquisition in 1993.

Telephone operations expenses increased primarily because of higher depreciation and amortization expense and postretirement benefit costs. Depreciation and amortization expense was higher in 1994 because of depreciation rate represcriptions by federal and state regulatory authorities which became effective January 1, 1994. Postretirement benefit costs were higher because of the inclusion of a $2.5 million adjustment of postretirement benefit costs which were deferred in 1993. CBT's sale of its residential equipment leasing and PhoneCenter Store businesses in the first quarter 1993 and a lower number of CBT employees in 1994 than 1993 resulted in lower expenses in 1994 than 1993.

Excluding 1993 expenses of $23.6 million related to the operations being sold or discontinued, first quarter 1994 expenses of the Information Systems segment increased when compared to 1993. Data center expenses increased because of a higher volume of data services revenues and higher costs for providing customer bills. In addition, the costs of increased data center capacity and expenses related to upgrading computer workstations increased operating expenses for the quarter.

Marketing services expenses increased primarily from higher direct labor costs as a result of increased revenues in the outbound call processing operations and the WATS acquisition mentioned previously. Partially offsetting this increase was a decrease in long distance telephone costs as the result of favorable tariffs negotiated with the long distance carriers.

Form 10-Q Part 1                                           Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


                                For the Three Months Ended
                                         March 31,
                                --------------------------       Increase
                                  1994              1993        (Decrease)     Change
                                --------          --------      ----------     ------
Other Income (Expense) - Net     $   .6            $ 10.7         $(10.1)       (94)%


Results for 1993 include a gain of $9.8 million from the sale of CBT's residential equipment leasing and PhoneCenter Store businesses and income from the Anixter - Cincinnati joint venture which terminated at the end of 1993.


                                For the Three Months Ended
                                         March 31,
                                --------------------------       Increase
                                  1994              1993        (Decrease)     Change
                                --------          --------      ----------     ------
Interest Expense                 $ 12.4            $ 10.4         $  2.0         19 %


A higher average interest rate on total debt outstanding caused the increase in interest expense. This was the result of refinancing short-term debt with long-term debt with higher interest rates during the last six months of 1993.


                                For the Three Months Ended
                                         March 31,
                                --------------------------       Increase
                                  1994              1993        (Decrease)     Change
                                --------          --------      ----------     ------
Income Taxes                     $  9.3            $ 10.7         $ (1.4)       (13)%


Lower income before taxes was the principal reason for the decrease in income taxes. The Company's effective tax rate was 37.2% for the three months ended March 31, 1994 and 33.8% for the same period in 1993. The reasons for the higher annual effective tax rate were principally due to the new tax law which increased rates and non-deductible expenses.


CHANGE IN ACCOUNTING PRINCIPLE

As more fully described in Note (4) to the financial statements, effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") 112, "Employers' Accounting for Postemployment Benefits". The cumulative effect of this accounting change was recognized as a change in accounting principle, thereby reducing net income by $2.9 million, which is net of a deferred tax benefit of $1.6 million.


REGULATORY MATTERS

ALTERNATIVE REGULATION

Pursuant to procedures established by the PUCO, local exchange companies are permitted to file plans proposing alternative forms of regulation for competitive services and basic service rates. On January 31, 1994, the PUCO staff issued its evaluation of CBT's filing. Thereafter, CBT and the intervenors signed a settlement agreement which was filed with the PUCO on April 11, 1994. The agreement, which was approved by the PUCO on May 5, 1994, will increase revenues by

Form 10-Q Part 1                                           Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


$11.9 million annually or 3.75% on Ohio regulated services. The alternative regulation commitments and new rates became effective May 6, 1994. CBT's authorized rate of return on capital will be 11.18%, but CBT can earn up to 11.93% in a monitoring period without any retargeting of rates. Earnings higher than 11.93% result in retargeting of rates in the next monitoring period.


OPTIONAL INCENTIVE REGULATION

For interstate services, CBT began to operate under an Optional Incentive Regulation (OIR) plan in January 1994. This is an alternative form of regulation for small and midsized companies with more emphasis on price regulation similar to price caps. The plan involves the following:

- - OIR does not impose a productivity offset.
- - CBT can retain higher levels of profit if it improves its productivity/efficiency up to a maximum of 12.75% under OIR versus 11.50% under rate of return regulation.
- - Ratepayers benefit from efficiency gains because the gains are flowed through in the form of lower rates in the next tariff period when rates are retargeted to the authorized rate of return.
- - CBT need not be permanently committed to OIR in contrast with price cap regulation.

In addition, CBT has more pricing flexibility. Rate changes and new services can be made on a 14 day notice without cost support if CBT sets rates no higher than a geographically adjacent price cap local exchange carrier. This allows CBT to be more responsive to customers and more competitive. Historical revenue requirements and demand are used instead of forecasts.

DEPRECIATION REPRESCRIPTION

In January 1994, CBT completed a successful triennial depreciation represcription with regulators from the Federal Communications Commission, the PUCO and the Public Service Commission of Kentucky. The new rates were recorded retroactive to January 1, 1994 in the interstate and Kentucky jurisdictions.
CBT has asked permission to use new rates in Ohio effective July 1, 1994.

EFFECTS OF REGULATORY ACCOUNTING

CBT presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by SFAS 71, "Accounting for the Effects of Certain Types of Regulation". Under SFAS 71, CBT records certain assets and liabilities because of the actions of regulators. Amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. In the event CBT determines that it no longer meets the criteria for following SFAS 71, the accounting impact to CBT would be an extraordinary non-cash charge to operations of an amount which would be material. Criteria that give rise to the discontinuance of SFAS 71 include increasing competition, which restricts CBT's ability to establish prices to recover specific costs and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. CBT periodically reviews these criteria to ensure that continuing application of SFAS 71 is appropriate.


BUSINESS OUTLOOK

Cincinnati Bell operates businesses in several different markets. Each of the businesses has fluctuations in revenues and operating earnings as the result of the overall level, timing and terms of many contracts. These circumstances may increase the variability of financial results on a quarter-to-quarter basis.

Form 10-Q Part 1                                           Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


Customer demands, technology, the preferences of policy makers and the convergence of other industries with the telecommunications industry are causes of increasing competition in the telecommunications industry. The range of communications services, the equipment available to provide and access such services and the number of competitors offering such services continue to increase. Federal and state regulators are encouraging changes that promote competition in the industry. These impacts are expected to make it very challenging to maintain and grow telephone revenues. CBT will need to respond with active programs to market products and reduce costs.

CBT continues to monitor the technological changes and competitive and regulatory environment of the telecommunications business and to develop strategies to address these changes. CBT is evaluating the way it conducts business in order to further improve customer responsiveness and quality. Also, CBT is evaluating productivity improvement programs that could involve retraining of employees, re-engineering of systems, restructure of its organization, resource levels and other operating costs.

CBIS must improve operational processes and generate sufficient revenues to recover its software costs. In its effort to reorganize, CBIS will continue to evaluate overall results by addressing potential non-strategic and non-profitable activities. CBIS is also focusing on strengthening its core business. Important to its growth is the success of products using CBIS's "Edge" system, an object-oriented, open-architecture, distributed processing platform. Precedent 2000, an important product using the CBIS Edge platform is expected to begin delivery to certain customers later in the year. It is too early to predict the success of this system.

MATRIXX needs to continue to successfully integrate the WATS acquisition. The continued trend in the outsourcing of telemarketing is important for MATRIXX's continued growth.

The success of the other businesses will be determined by how well they meet the changing needs of their customers.

Form 10-Q Part 11                                          Cincinnati Bell Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

        The following are filed as Exhibits to Part I of this Form 10-Q:

        Exhibit
        Number
        ------
          11        Computation of Earnings per Common Share

   (b)  Reports on Form 8-K.

        No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       Cincinnati Bell Inc.






Date  May 13, 1994                     /S/ Brian C. Henry
     ---------------                   ----------------------------
                                       Brian C. Henry
                                       Executive Vice President and
                                       Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549

                         _______________________________


                                    FORM 10-Q

                 Annual Report Pursuant to Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

                  for the quarterly period ended March 31, 1994

                         _______________________________


                              CINCINNATI BELL INC.

             (Exact Name of Registrant as specified in its charter)

                         _______________________________


                                    EXHIBITS

                                INDEX TO EXHIBITS

                  Filed Pursuant to Item 601 of Regulation S-K



Exhibit
  No.                      Title of Exhibit                         Page
- -------        ----------------------------------------             ----

 (11)          Computation of Earnings per Common Share               *