Form 10-K/A
period 1993-12-31
CINCINNATI BELL INC /OH/
filed 1994-06-24
CIK 716133

                                FORM 10-K/A NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
              ____________________________________________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from __________ to __________________________

     Commission file number 1-8519

                              CINCINNATI BELL INC.

            An Ohio                                         I.R.S. Employer
          Corporation                                       No. 31-1056105

                 201 East Fourth Street, Cincinnati, Ohio  45202
                          Telephone Number 513 397-9900
              ____________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
                 Title of each class                    on which registered
                 -------------------                   ---------------------

          Common Shares (par value $1.00 per share)    New York Stock Exchange
          Preferred Share Purchase Rights              Cincinnati Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
              ____________________________________________________

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
Yes  X   No
   -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
              ____________________________________________________

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1993 (Parts I, II and IV)

(2) Portions of the registrant's definitive proxy statement dated March 14, 1994 issued in connection with the annual meeting of shareholders
     (Part III)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, hereunto duly authorized.

                                             CINCINNATI BELL INC.

                                             By: \s\ Brian C. Henry
                                                --------------------------------
                                                 Brian C. Henry, Executive Vice
                                                 President and Chief Financial
Date:  June 21, 1994                             Officer