Form 10-K/A
CINCINNATI BELL INC /OH/
filed 1994-06-30
CIK 716133

                                FORM 10-K/A No. 2

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

     For the transition period from __________ to _____________________________

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

                                        CINCINNATI BELL INC.
                                        By:   /s/ Brian C. Henry
                                        --------------------------------
                                        Brian C. Henry, Executive Vice President
Date:  June 30, 1994                    and Chief Financial Officer

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed as a part of the report:

     (1)  Consolidated Financial Statements:                              Page
                                                                          ----


          Report of Management ........................................... *

          Report of Independent Accountants .............................. *

          Statements:

               Consolidated Statements of Income ......................... *

               Consolidated Statements of Common Shareowners' Equity ..... *

               Consolidated Balance Sheets ............................... *

               Consolidated Statements of Cash Flows ..................... *

               Notes to Financial Statements ............................. *

     (2)  Financial Statement Schedules:

          Report of Independent Accountants .............................. 25

          V    -  Telephone Plant and Other Property ..................... 26

          VI   -  Accumulated Depreciation ............................... 30

          VIII -  Valuation and Qualifying Accounts ...................... 32

     Financial statements and financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

_______________________________

*Incorporated herein by reference to the appropriate portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1993. (See Part II.)

          (3)  Exhibits:

          Exhibits identified in parentheses below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.

Exhibit
number
-------


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



_____________________________________________

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

_____________________________________________

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

(10)(iii)(A)(19)*        Cincinnati Bell Inc. 1988 Stock Option Plan for
                         Non-Employee Directors.  (Exhibit (10) (iii)(A)13 to
                         Form 10-K for 1988, File No. 1-8519).

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

(21)                     Subsidiaries of the Registrant.

(23)                     Consent of Independent Accountants.

(24)                     Powers of Attorney.


(99)(a)                  Annual Report on Form 11-K for the Cincinnati Bell Inc.
                         Retirement Savings Plan (formerly the Cincinnati Bell Inc. Savings Plan for Salaried Employees) for the year 1993 will be filed by amendment on or before June 30, 1994.



_____________________________________________

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(99)(b) Annual Report on Form 11-K for the Cincinnati Bell Inc. Savings and Security Plan for the year 1993 will be filed by amendment on or before June 30, 1994.


(99)(c) Annual Report on Form 11-K for the MATRIXX Marketing Inc. Profit Sharing/401(k) Plan for the year 1993 will be filed by amendment on or before June 30, 1994.

(99)(d) Annual Report on Form 11-K for the CBIS 401(k) Retirement Plan for the year 1993 will be filed by amendment on or before June 30, 1994.


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

                                INDEX TO EXHIBITS

                  Filed Pursuant to Item 601 of Regulation S-K



Exhibit
Number                                                 Title of Exhibit                                 Page
-------                                                ----------------                                 ----
(3)(a)                        Amended Articles of Incorporation effective November 9, 1989.
                              (Exhibit (3)(a) to Form 10-K for 1989, File No. 1-8519).                   *

(3)(b)                        Amended Regulations of the Registrant. (Exhibit 3.2 to Registration
                              Statement No. 2-96054).                                                    *

(4)(a)                        Provisions of the Amended Articles of Incorporation and the Amended
                              Regulations of the registrant which define the rights of holders of
                              Common Shares and the Preferred Shares are incorporated by reference to such Amended Articles filed as Exhibit (3)(a) hereto and such
                              Amended Regulations filed as Exhibit (3)(b) hereto.                        *

(4)(b)(i)                     Rights Agreement dated as of October 27, 1986 between the Company and Morgan Shareholder Services Trust Company, Rights Agent.
                              (Exhibit (1) to Form 8-A, File No. 1-8519).                                *

(4)(b)(ii)                    First Amendment to Rights Agreement, dated as of October 3, 1988, between the Company and Morgan Shareholder Services Trust Company,
                              Rights Agent. (Exhibit (4)(b)(ii) to Form 10-K for 1988, File No.
                              1-8519).                                                                   *

(4)(c)(i)                     Indenture dated June 15, 1990 between Cincinnati Bell Inc. and
                              The Bank of New York, Trustee, in connection with $75,000,000 of
                              Cincinnati Bell Inc. Ten Year 9.10% Notes Due June 15, 2000.
                              (Exhibit (4)(c)(ii) to Form 10-K for 1990, File No. 1-8519).               *

                              Indenture dated December 15, 1992 between Cincinnati Bell Inc.,
                              Issuer, and The Bank of New York, Trustee, in connection with
                              $100,000,000 of Cincinnati Bell Inc. 6.70% Notes Due December 15,
                              1997. A copy of this Indenture is not being filed because it is similar in all material respects to the Indenture filed as Exhibit
                              (4)(c)(i) above.                                                           *

                              Indenture dated July 1, 1993 between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell, Inc. 7 1/4% Notes Due June 15, 2023. Exhibit 4-A
                              to Form 8-K, date of report July 12, 1993, File No. 1-8519.                *



Exhibit
Number                                                 Title of Exhibit                                 Page
-------                                                ----------------                                 ----
(4)(c)(ii)                    Indenture dated December 27, 1989 among Cincinnati Bell Telephone
                              Company, Issuer, Cincinnati Bell Inc., Guarantor, and The Bank
                              of New York (Delaware), Trustee, in connection with $40,000,000 of Cincinnati Bell Telephone Company Guaranteed Ten Year 8 5/8%
                              Notes, Due December 15, 1999. (Exhibit 4(c)(ii) to Form 10-K for
                              1992, File No. 1-8519).                                                    *

                              Indenture dated April 30, 1986 among Cincinnati Bell Telephone
                              Company, Issuer, Cincinnati Bell Inc., Guarantor, and The Bank
                              of New York (Delaware), Trustee, in connection with $40,000,000 of Cincinnati Bell Telephone Company Guaranteed Ten Year 7.30%
                              Notes, Due April 30, 1996. A copy of this Indenture is not being filed because it is similar in all material respects to the Indenture
                              filed as Exhibit (4)(c)(ii) above.                                         *

(4)(c)(iii)                   Indenture dated August 1, 1962 between Cincinnati Bell Telephone
                              Company and Bank of New York, Trustee (formerly, The Central
                              Trust Company was trustee), in connection with $20,000,000 of
                              Cincinnati Bell Telephone Company Forty Year 4 3/8% Debentures,
                              Due August 1, 2002. (Exhibit 4(c)(iii) to Form 10-K for 1992,
                              File No. 1-8519).                                                          *

                              Indenture dated October 1, 1958 between Cincinnati Bell Telephone
                              Company and Bank of New York, Trustee (formerly, The Central
                              Trust Company was trustee), in connection with $25,000,000 of
                              Cincinnati Bell Telephone Company Thirty-Five Year 4 l/2%
                              Debentures, Due October 1, 1993. A copy of this Indenture is not being filed because it is similar in all material respects
                              to the Indenture filed as Exhibit (4)(c)(iii) above.                       *

                              Indenture dated August 1, 1971 between Cincinnati Bell Telephone
                              Company and Bank of New York, Trustee (formerly The Fifth Third
                              Bank was trustee), in connection with $50,000,000 of Cincinnati
                              Bell Telephone Company Forty Year 7 3/8% Debentures, Due August
                              1, 2011. A copy of this Indenture is not being filed because it is similar in all material respects to the Indenture filed as
                              Exhibit (4)(c)(iii) above.                                                 *

(4)(c)(iv)                    Indenture dated as of October 27, 1993 among Cincinnati Bell Telephone
                              Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The
                              Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of
                              report October 27, 1993, File No. 1-8519).                                 *

(4)(c)(v)                     No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K,
                              Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC
                              upon request.                                                              *




Exhibit
Number                                                 Title of Exhibit                                 Page
-------                                                ----------------                                 ----
(10)(ii)(B)                   Agreement Establishing Cincinnati SMSA Limited Partnership
                              between Advanced Mobile Phone Service, Inc. and Cincinnati
                              Bell Inc. executed on December 9, 1982. (Exhibit (10)(k) to
                              Registration Statement No. 2-82253).                                       *

(10)(iii)(A)(1)(i)            Short Term Incentive Plan of Cincinnati Bell Inc., as amended
                              February 3, 1986. (Exhibit (10)(iii)(A)1 to Form 10-K for 1986,
                              File No. 1-8519).                                                          *

(10)(iii)(A)(1)(ii)           Amendment to Short Term Incentive Plan of Cincinnati Bell Inc.
                              (effective December 5, 1988). (Exhibit (10)(iii)(A)(1)(ii) to
                              Form 10-K for 1988, File No. 1-8519).                                      *

(10)(iii)(A)(2)(i)            Cincinnati Bell Inc. Senior Management Long Term Incentive Plan,
                              as amended January 1, 1984. (Exhibit (10)(iii)(A)2 to Form 10-K
                              for 1986, File No. 1-8519).                                                *

(10)(iii)(A)(2)(ii)           Amendment to Cincinnati Bell Senior Management Long Term
                              Incentive Plan (effective December 5, 1988). (Exhibit
                              (10)(iii)(A) (2)(ii) to Form 10-K for 1988, File No. 1-8519).              *

(10)(iii)(A)(3)               Cincinnati Bell Inc. Deferred Compensation Plan for Non-Employee
                              Directors, as amended July 1, 1983. (Exhibit (10)(iii)(A)3 to
                              Form 10-K for 1986, File No. 1-8519).                                      *

(10)(iii)(A)(4)               Cincinnati Bell Inc. Pension Program, as amended effective June
                              5, 1989. (Exhibit (10)(iii)(A)4 to Form 10-K for 1989, File No.
                              1-8519).                                                                   *

(10)(iii)(A)5                 Cincinnati Bell Inc. 1988 Incentive Award Deferral Plan, as amended
                              (effective November 11, 1988). (Exhibit (10)(iii)(A)5 to Form 10-K
                              for 1988, File No. 1-8519).                                                *

(10)(iii)(A)(6)(i)            Cincinnati Bell Inc. Senior Management Incentive Award Deferral
                              Plan, as amended January 1, 1984. (Exhibit (10)(iii)(A)6 to Form
                              10-K for 1986, File No. 1-8519).                                           *

(10)(iii)(A)(6)(ii)           Amendment to Cincinnati Bell Senior Management Incentive Award
                              Deferral Plan (effective December 5, 1988). (Exhibit (10)(iii)
                              (A)(6)(ii) to Form 10-K for 1988, File No. 1-8519).                        *

(10)(iii)(A)(7)(i)            Cincinnati Bell Inc. 1984 Stock Option Plan, as amended January
                              7, 1987. (Exhibit (10) (iii)(A)7 to Form 10-K for 1986, File No.
                              1-8519).                                                                   *

(10)(iii)(A)(7)(ii)           Amendment to Cincinnati Bell 1984 Stock Option Plan (effective
                              December 5, 1988). (Exhibit (10)(iii)(A)(7)(ii) to Form 10-K
                              for 1988, File No. 1-8519).                                                *




Exhibit
Number                                                 Title of Exhibit                                 Page
-------                                                ----------------                                 ----
(10)(iii)(A)(8)(i)            Executive Employment Agreement dated December 1, 1987 between the Company and Dwight H. Hibbard. (Exhibit (10)(iii)(A)8 to
                              Form 10-K for 1987, File No. 1-8519).                                      *

(10)(iii)(A)(8)(ii)           Amendment to Executive Employment Agreement dated November 4,
                              1991 between the Company and Dwight H. Hibbard. (Exhibit (10)
                              (iii) (A)(8)(ii) to Form 10-K for 1991, File No. 1-8519).                  *

(10)(iii)(A)(8)(iii)          Amendment to Executive Employment Agreement dated February 4,
                              1994 between the Company and Dwight H. Hibbard.                            *

(10)(iii)(A)(9)               Executive Employment Agreement dated December 1, 1987 between the Company and John T. LaMacchia. (Exhibit (10)(iii)(A)(10)
                              to Form 10-K for 1987, File No. 1-8519).                                   *

(10)(iii)(A)(10)              Executive Employment Agreement dated December 1, 1987 between the Company and Raymond R. Clark. (Exhibit (10)(iii)(A)11 to
                              Form 10-K for 1987, File No. 1-8519).                                      *

(10)(iii)(A)(11)              Compensation Agreement between the Company and Sheldon Horing, effective January 1, 1991. (Exhibit (10)(iii)(A)12 to Form
                              10-K for 1991, File No. 1-8519).                                           *

(10)(iii)(A)(12)              Employment Agreement dated as of April 1, 1988 between the
                              Company and David J. Lahey. (Exhibit (10)(iii)(A)16 to Form
                              10-K for 1991, as amended, File No. 1-8519).                               *

(10)(iii)(A)(13)              Employment Agreement dated as of February 7, 1994 between
                              the Company and David J. Lahey.                                            *

10(iii)(A)(14)                Executive Employment Agreement dated as of March 29, 1993
                              between the Company and Brian C. Henry.                                    *

10(iii)(A)(15)(i)             Employment Agreement dated as of January 1, 1989 between
                              the Company and James F. Orr.                                              *

(10)(iii)(A)(15)(ii)          Amendment to Employment Agreement dated as of June 30, 1993
                              between the Company and James F. Orr.                                      *

10(iii)(A)(16)                Employment Agreement dated as of December 31, 1993 between
                              the Company and James F. Orr.                                              *

10(iii)(A)(17)                Cincinnati Bell Inc. Executive Deferred Compensation Plan                  *

(10)(iii)(A)(18)(i)           Cincinnati Bell Inc. 1988 Long Term Incentive Plan. (Exhibit
                              (10)(iii)(A)(12) (i) to Form 10-K for 1988, File No. 1-8519).              *




Exhibit
Number                                                 Title of Exhibit                                 Page

-------                                                ----------------                                 ----
(10)(iii)(A)(18)(ii)          Amendment to Cincinnati Bell Inc. 1988 Long Term Incentive
                              Plan (effective December 5, 1988). (Exhibit (10)(iii)(A)(12)(ii)
                              to Form 10-K for 1988, File No. 1-8519).                                   *

(10)(iii)(A)(19)              Cincinnati Bell Inc. 1988 Stock Option Plan for Non-Employee
                              Directors. (Exhibit (10) (iii)(A)13 to Form 10-K for 1988,
                              File No. 1-8519).                                                          *

(10)(iii)(A)(20)              Cincinnati Bell Inc. 1989 Stock Option Plan. (Exhibit (10)
                              (iii)(A)14 to Form 10-K for 1989, File No. 1-8519).                        *

(10)(iii)(A)(21)              Cincinnati Bell Inc. Retirement Plan for Outside Directors.                *

(11)                          Computation of Earnings per Common Share.                                  *

(12)                          Computation of Ratio of Earnings to Combined Fixed Charges
                              and Preferred Dividends.                                                   *

(13)                          Portions of the Cincinnati Bell Inc. annual report to security holders for the fiscal year ended December 31, 1993 as incorporated by reference including the Selected Financial Data, Management's
                              Discussion and Analysis and Consolidated Financial Statements.             *

(21)                          Subsidiaries of the Registrant.                                            *

(23)                          Consent of Independent Accountants.                                        *

(24)                          Powers of Attorney.                                                        *

(99)(a)                       Annual Report on Form 11-K for the Cincinnati Bell Inc. Retirement
                              Savings Plan (formerly the Cincinnati Bell Inc. Savings Plan for
                              Salaried Employees) for the year 1993 will be filed by amendment
                              on or before June 30, 1994.                                                *

(99)(b)                       Annual Report on Form 11-K for the Cincinnati Bell Inc. Savings
                              and Security Plan for the year 1993 will be filed by amendment
                              on or before June 30, 1994.                                                *

(99)(c)                       Annual Report on Form 11-K for the MATRIXX Marketing
                              Inc. Profit Sharing/401(k) Plan for the year 1993 will
                              be filed by amendment on or before June 30, 1994.                          *

(99)(d)                       Annual Report on Form 11-K for the CBIS 401(k) Retirement Plan
                              for the year 1993 will be filed by amendment on or before June 30, 1994.   *
