Form 10-Q
period 1994-06-30
CINCINNATI BELL INC /OH/
filed 1994-08-12
CIK 716133

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     Form 10-Q



                x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               __            SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1994
                                          OR

               __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______ to _______.

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

 At July 29, 1994, 65,414,543 Common Shares were outstanding

Form 10-Q Part I                                            Cincinnati Bell Inc.


                         PART I - FINANCIAL INFORMATION

         CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
                (Thousands of Dollars, Except Per Share Amounts)
                                 (Unaudited)


                                   For the Three Months   For the Six Months
                                     Ended June 30,         Ended June 30,
                                   -------------------    ------------------
                                     1994       1993       1994        1993
                                   ---------  ---------   --------   --------

Revenues
Telephone operations
 Local service  . . . . . . . . . . $ 81,134  $  75,011   $158,345   $149,016
 Network access   . . . . . . . . .   33,986     34,848     70,339     68,037
 Long distance  . . . . . . . . . .    9,115      9,337     18,787     20,896
 Other  . . . . . . . . . . . . . .   17,615     18,851     34,810     39,940
                                    --------  ---------   --------   --------
                                     141,850    138,047    282,281    277,889
Information systems   . . . . . . .   73,126     71,950    143,804    140,315
Marketing services  . . . . . . . .   54,002     23,139    104,607     47,893
Other telecommunications  . . . . .   30,866     29,466     61,221     58,972
                                    --------  ---------   --------   --------
 Total Revenues   . . . . . . . . .  299,844    262,602    591,913    525,069
                                    --------  ---------   --------   --------
Costs and Expenses
Operating expenses  . . . . . . . .  154,745    140,090    308,171    274,129
Plant and building services   . . .   42,538     36,803     82,619     75,754
Depreciation and amortization   . .   36,879     34,640     74,044     69,348
Taxes other than income taxes   . .   23,202     22,829     47,886     46,401
                                    --------  ---------   --------   --------
 Total Costs and Expenses   . . . .  257,364    234,362    512,720    465,632
                                    --------  ---------   --------   --------
Operating Income   . . . . . . . .    42,480     28,240     79,193     59,437
Other Income (Expense) - Net  . . .     (192)     1,190        410     11,848
Interest Expense  . . . . . . . . .   12,498      9,854     24,892     20,229
                                    --------  ---------   --------   --------
Income Before Income Taxes and
 Cumulative Effect of Accounting
 Change  . . . . . . . . . . . . .    29,790     19,576     54,711     51,056
Income Taxes  . . . . . . . . . . . . 11,070      6,076     20,345     16,729
                                    --------  ---------   --------   --------
Income Before Cumulative Effect of
Accounting Change   . . . . . . . .   18,720     13,500     34,366     34,327
Cumulative Effect of Accounting
 Change . . . . . . . . . . . . . .        -          -     (2,925)         -
                                    --------  ---------   --------   --------
Net Income  . . . . . . . . . . . .   18,720     13,500     31,441     34,327
Preferred Dividend Requirements . .        -      1,088          -      2,175
                                    --------  ---------   --------   --------
Income Applicable to Common Shares. $ 18,720  $  12,412   $ 31,441   $ 32,152
                                    --------  ---------   --------   --------
                                    --------  ---------   --------   --------
Earnings Per Common Share
Income Before Cumulative Effect of
 Accounting Change  . . . . . . .  $     .28  $     .20  $     .52  $     .52
Cumulative Effect of Accounting
 Change . . . . . . . . . . . . .          -          -       (.04)         -
                                    --------  ---------   --------   --------
Net Income  . . . . . . . . . . . .      .28        .20        .48        .52
                                    --------  ---------   --------   --------
                                    --------  ---------   --------   --------
Dividends Declared per Common
 Share . . . . . . . . . . . . . . $     .20  $     .20  $     .40  $     .40
                                    --------  ---------   --------   --------
                                    --------  ---------   --------   --------
Weighted Average Number of Common
 Shares Outstanding (000)  . . . .    65,311     61,711     65,197     61,776


Form 10-Q Part I                                            Cincinnati Bell Inc.

               (Thousands of Dollars, Except Per Share Amounts)
                                (Unaudited)

                                               For the Three Months  For the Six Months
                                                 Ended June 30,        Ended June 30,
                                               --------------------  ------------------
                                                 1994       1993       1994      1993
                                               --------   --------   --------  --------
Retained Earnings at Beginning of Period . .   $226,050   $345,518   $227,392  $342,483

Add:  Net Income   . . . . . . . . . . . . .     18,720     13,500     31,441    34,327

Deduct:  Common Dividends  . . . . . . . . .     13,074     12,347     26,116    24,789
         Pension Liability Adjustment  . . .          -          -      1,021         -
         Preferred Dividends . . . . . . . .          -      1,088          -     2,175
         Acquisition of Common Shares  . . .          -        426          -     4,453
         Issuance of Common Shares Under
           Employee Plans  . . . . . . . . .          -          -          -       236
                                               --------   --------   --------  --------
Retained Earnings at End of Period . . . . .   $231,696   $345,157   $231,696  $345,157
                                               --------   --------   --------  --------
                                               --------   --------   --------  --------

See Notes to Financial Statements.

Form 10-Q Part I                                     Cincinnati Bell Inc.

                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                 June 30,    December 31,
                                                   1994          1993
                                                ----------   ------------
ASSETS
Current assets
Cash and cash equivalents   . . . . . . . . . . $   15,843    $    8,668
Receivables less allowances of $11,251
 and $14,031  . . . . . . . . . . . . . . . .   .  250,948       241,669
Material and supplies   . . . . . . . . . . . .     17,987        21,627
Prepaid expenses  . . . . . . . . . . . . . . .     28,621        30,391
Other current assets  . . . . . . . . . . . . .     20,868        22,471
                                                ----------    ----------
                                                   334,267       324,826
                                                ----------    ----------
Property, Plant and Equipment
Telephone plant   . . . . . . . . . . . . . . .  1,473,368     1,430,822
  Less accumulated depreciation . . . . . . . .   (570,112)     (541,690)
                                                ----------    ----------
                                                   903,256       889,132
                                                ----------    ----------
Other property  . . . . . . . . . . . . . . . .    316,068       303,917
  Less accumulated depreciation . . . . . . . .   (157,585)     (145,480)
                                                ----------    ----------
                                                   158,483       158,437
                                                ----------    ----------
                                                 1,061,739     1,047,569
                                                ----------    ----------
Other Assets
Intangibles, primarily goodwill - net   . . . .    192,265       192,341
Deferred and other assets   . . . . . . . . . .     44,996        56,324
Other investments   . . . . . . . . . . . . . .     40,728        43,030
                                                ----------    ----------
                                                   277,989       291,695
                                                ----------    ----------
Total Assets  . . . . . . . . . . . . . . . . . $1,673,995    $1,664,090
                                                ----------    ----------
                                                ----------    ----------

LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities
 Accounts payable  . . . . . . . . . . . . . .  $  140,036   $   132,648
 Debt maturing in one year   . . . . . . . . .     103,709       112,029
 Accrued disposal and restructuring costs  . .      19,899        35,385
 Accrued taxes   . . . . . . . . . . . . . . .      31,724        38,135
 Advanced billing and customers' deposits  . .      33,487        31,553
 Other   . . . . . . . . . . . . . . . . . . .      25,335        24,587
                                                ----------    ----------
                                                   354,190       374,337
                                                ----------    ----------
Long-Term Debt   . . . . . . . . . . . . . . .     528,789       522,888
                                                ----------    ----------
Deferred Credits and Other Long-Term Liabilities
 Deferred income taxes   . . . . . . . . . . .     166,439       158,438
 Unamortized investment tax credits  . . . . .      18,122        19,371
 Other long-term liabilities   . . . . . . . .      80,000        73,441
                                                ----------    ----------
                                                   264,561       251,250
                                                ----------    ----------
Shareowners' Equity
Common shares - $1.00 par value   . . . . . .       65,368        64,982
 Authorized shares:  240,000,000
 Outstanding shares: at June 30, 1994,
                     65,368,142;
                     at December 31, 1993,
                     64,982,178
Additional paid-in capital  . . . . . . . . .      229,366       223,257
Reinvested earnings   . . . . . . . . . . . .      231,696       227,392
Foreign currency translation adjustment   . .           25           (16)
                                                ----------    ----------
                                                   526,455       515,615
                                                ----------    ----------
Total Liabilities and Shareowners' Equity . .   $1,673,995    $1,664,090
                                                ----------    ----------
                                                ----------    ----------

See Notes to Financial Statements.

Form 10-Q Part I                                     Cincinnati Bell Inc.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Thousands of Dollars)
                                      (Unaudited)


                                                            For the Six Months
                                                              Ended June 30,
                                                            ------------------
                                                               1994      1993
                                                            ---------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income . . . . . . . . . . . . . . . . . . . .          $ 31,441  $ 34,327
 Adjustments to reconcile net income to net cash provided
  by operating activities
  Depreciation and amortization  . . . . . . . . . .           74,044    69,348
  Cumulative effect of accounting change   . . . . .            2,925         -
  Provision for loss on receivables  . . . . . . . .            2,871     2,998
  Other-net  . . . . . . . . . . . . . . . . . . . .            7,026    (3,873)
 Changes in assets and liabilities
  Decrease (increase) in receivables   . . . . . . .          (14,833)    7,434
  Decrease (increase) in other current assets  . . .            5,410      (158)
  Increase (decrease) in accounts payable  . . . . .            3,656   (26,940)
  Decrease in accrued disposal and restructuring   .          (15,486)        -
  Decrease in other current liabilities  . . . . . .           (2,299)   (6,609)
  Increase in deferred income taxes and unamortized
   investment tax credits  . . . . . . . . . . . . .            8,436     4,819
  Decrease (increase) in other assets and liabilities           8,177    (3,575)
                                                             --------  --------
   Net cash provided by operating activities  . . .           111,368    77,771
                                                             --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures-telephone plant   . . . . . .           (66,605)  (51,394)
 Capital expenditures-other   . . . . . . . . . . .           (14,862)  (24,544)
 Other-net  . . . . . . . . . . . . . . . . . . . .             9,593     7,616
                                                             --------  --------
  Net cash used in investing activities  . . . . .            (71,874)  (68,322)
                                                             --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings from (payments of) notes payable  .            (9,443)   37,388
 Principal payments on long-term debt   . . . . . .            (2,073)   (1,504)
 Proceeds from issuance of common shares  . . . . .             4,541       631
 Dividends paid   . . . . . . . . . . . . . . . . .           (26,049)  (26,912)
 Payments made to acquire common shares   . . . . .                 -    (5,480)
                                                             --------  --------
  Net cash used in financing activities  . . . . .            (33,024)    4,123
                                                             --------  --------
Effect of exchange rate changes on cash and cash equivalents      705       117
                                                             --------  --------
Net increase in cash and cash equivalents . . . . .             7,175    13,689

Cash and cash equivalents at beginning of period  .             8,668     5,304
                                                             --------  --------
Cash and cash equivalents at end of period  . . . .          $ 15,843  $ 18,993
                                                             --------  --------
                                                             --------  --------
Cash paid for:
 Interest (net of amount capitalized)  . . . . . .           $  21,722 $ 17,687
 Income taxes  . . . . . . . . . . . . . . . . . .           $  11,681 $ 14,049


See Notes to Financial Statements.

Form 10-Q Part I                                     Cincinnati Bell Inc.

                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)


(1) BASIS OF PRESENTATION - The consolidated financial statements of Cincinnati Bell Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Notes (2), (3) and (4). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1993 Annual Report on Form 10-K and the current year's previously issued Form 10-Q.

    Certain reimbursable costs previously recorded as information systems revenues in the 1993 Forms 10-Q have been reclassified as a reduction of operating expenses. This reclassification amounted to $10.2 million and $18.9 million for the quarter and six months ended June 30, 1993, respectively. This reclassification had no effect on operating income or net income for all periods presented. In addition to the information systems revenue, certain prior year amounts have been reclassified to be consistent with the 1994 presentation.

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

    The operating results of the businesses to be sold or discontinued are charged to the reserve for restructuring. Revenues of $16.1 million and $29.5 million and operating expenses of $21.7 and $41.0 million for the three and six months ended June 30, 1994 were recorded against the restructuring reserve. In addition, $4.2 million of other expenses, primarily for employee severance costs, were charged to the restructuring reserve during the first six months of 1994. The Company believes that the accrual for the disposal and restructuring at June 30, 1994 is adequate.

    The assets of the discontinued operations consist of net current assets of $7.4 million and net noncurrent assets of $9.3 million at June 30, 1994. These amounts consist primarily of accounts receivable, property, plant and equipment and related liabilities.

Form 10-Q Part I                                     Cincinnati Bell Inc.

                                (Unaudited)

(3) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information, in thousands of dollars, is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:

                                           For the Three Months  For the Six Months
                                              Ended June 30,      Ended June 30,
                                           --------------------  -----------------
                                               1994    1993        1994       1993
                                           --------  --------    --------  -------
    Revenues and Sales . . . . . .         $147,616  $143,711    $293,884  $289,333

    Costs and Expenses . . . . . .         $121,643  $117,562    $244,341  $240,979

    Income Before Cumulative Effect of
     Accounting Change  . . . . .          $ 14,668  $ 15,945    $ 28,302  $ 35,787

    Cumulative Effect of Accounting
     Change . . . . . . . . . . .                  -        -    $ (2,405)        -

    Net Income . . . . . . . . . .         $ 14,668  $ 15,945    $ 25,897  $ 35,787


    Results for  the six  months  ended June  30, 1994,  include  two significant nonrecurring charges. As more fully described in Note (4) to the financial statements, effective January 1, 1994, the Company, including CBT, adopted SFAS 112, "Employers Accounting for Postemployment Benefits". The cumulative effect of this accounting change was recognized in the first quarter 1994 as a change in accounting principle, thereby reducing CBT's net income by $2.4 million ($.04 per common share), net of a deferred tax benefit.

    Also in the first quarter of 1994, CBT recognized $2.5 million in incremental postretirement expenses resulting from adjusting deferred amounts to a level that is expected to be recovered in regulated rates. This adjustment reduced net income by $1.6 million ($.03 per common share). CBT had received approval from the Public Utilities Commission of Ohio ("PUCO") in 1993 to defer these incremental postretirement expenses while they were being addressed in CBT's request for alternate regulation. CBT is no longer deferring these costs in 1994.

    Results for the six months ended June 30, 1993, include a gain from the sale of the residential equipment leasing and PhoneCenter Store businesses to AT&T Consumer Products. The sale increased net income by approximately $6.5 million ($.10 per common share). The gain is included in Other Income (Expense) - net.

                                               June 30,   December 31,
                                                  1994       1993
                                              ----------  ------------
    Current Assets . . . . . . . . . . . . .  $  153,137  $  159,641
    Telephone Plant-Net  . . . . . . . . . .     913,863     900,141
    Other Noncurrent Assets  . . . . . . . .      21,186      32,161
                                              ----------  ----------
    Total Assets . . . . . . . . . . . . . .  $1,088,186  $1,091,943
                                              ----------  ----------
    Current Liabilities  . . . . . . . . . .  $  117,850  $  139,438
    Noncurrent Liabilities . . . . . . . . .     202,689     196,389
    Long-Term Debt . . . . . . . . . . . . .     312,219     310,500
    Common Shareowner's Equity . . . . . . .     455,428     445,616
                                              ----------  ----------
    Total Liabilities and Invested Capital .  $1,088,186  $1,091,943
                                              ----------  ----------
                                              ----------  ----------

Form 10-Q Part I                                     Cincinnati Bell Inc.

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

Form 10-Q Part I                                     Cincinnati Bell Inc.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's consolidated net income for the quarter ended June 30, 1994 was $18.7 million or an increase of $5.2 million or 39% compared to the same quarter in 1993. For the first six months of 1994 consolidated net income was $31.4 million or a decrease of $2.9 million or 8% compared to the same period in 1993.

Earnings per common share for the quarter ended June 30, 1994 was $.28, an increase of $.08 or 40% over the same period in 1993. Earnings per common share for the six months ended June 30, 1994 was $.48, down $.04 or 8% when compared to the same period in 1993. Earnings for 1994 were reduced by two nonrecurring charges recorded in the first quarter of 1994. A required change in accounting for postemployment benefits (SFAS 112) and an adjustment to expense certain deferred postretirement costs at CBT reduced net income by $.07 per common share.

Revenues increased 14% and 13% for the three and six months ended June 30, 1994 while expenses increased 10% for both periods when compared to 1993. The main cause of the increase in revenues and expenses in 1994 over the prior year was the inclusion of the results of WATS Marketing which was acquired in November 1993. CBIS continued to sharpen its focus on billing and customer support for the wireless communications market by experiencing a sharp increase in revenues for the quarter and six months. Although MATRIXX results benefited from the WATS Marketing acquisition, its underlying business also grew rapidly in 1994.

CBIS Restructuring

The operating results of the businesses to be sold or discontinued are charged to the reserve for restructuring. Revenues of $16.1 million and $29.5 million and operating expenses of $21.7 and $41.0 million for the three and six months ended June 30, 1994 were recorded against the restructuring reserve. In addition, $4.2 million of other expenses, primarily for employee severance costs, were charged to the restructuring reserve during the first six months of 1994.

Efforts to sell CBIS Federal are continuing at present. In connection with the restructuring of the remaining CBIS operations, CBIS reduced its non-federal workforce by 220 employees or 9% in April 1994. On July 25, 1994, CBIS announced the sale of the assets of its CMS Division and a related reduction in workforce of 38 employees. The severance costs for these employees were included in the restructuring charges in 1993.

Results for interim periods may not be indicative of the results for the full year.


REVENUES

                                  June 30        Increase
(In millions)                1994        1993    (Decrease)  Change
                             ----        ----    ----------  ------
Three months ended          $299.8      $262.6     $37.2      14%
Six months ended            $591.9      $525.1     $66.8      13%


Form 10-Q Part I                                     Cincinnati Bell Inc.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


The increases and decreases in revenues are comprised of the following:

TELEPHONE OPERATIONS

Local service


                                  June 30         Increase
(In millions)                1994        1993    (Decrease)  Change
                             ----        ----    ----------  ------
Three months ended          $ 81.2      $ 75.0     $6.2        8%
Six months ended            $158.4      $149.0     $9.4        6%


Local service revenues increased principally as a result of growth in access lines and the effect of the new Ohio rate plan which was effective May 6, 1994. Access lines have increased 3% from 838,000 at June 30, 1993 to 865,000 at June 30, 1994. The remaining increase was caused by higher revenues from custom calling services and other central office features.

Network access


                                  June 30         Increase
(In millions)                1994        1993    (Decrease)  Change
                             ----        ----    ----------  ------
Three months ended          $34.0       $34.8     $(.8)    (2)%
Six months ended            $70.3       $68.0     $2.3      3 %


Network access revenues decreased for the quarter primarily from a reduction in intrastate access revenues and lower independent company settlements. The reduction in intrastate revenues was the result of a decrease in the carrier common line terminating rate in Ohio approved by the PUCO in May 1994. Partially offsetting the decreases was an increase in interstate revenues for higher end user charges and increased minutes of use. For the six month period, network access revenues increased primarily from an increase in interstate revenues from increased minutes of use and higher end user charges partially offset by lower independent company settlements.


Long distance


                                  June 30         Increase
(In millions)                1994        1993    (Decrease)  Change
                             ----        ----    ----------  ------
Three months ended          $ 9.1       $ 9.4    $ (.3)       (3)%
Six months ended            $18.8       $20.9    $(2.1)      (10)%


Long distance revenues decreased for the quarter and six months because of a rate decrease in January 1994 for intraLATA message tolls. Also included in the six months, is a decrease from the effect of higher settlements recorded in the first quarter 1993.

Form 10-Q Part I                                     Cincinnati Bell Inc.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


Other


                                  June 30         Increase
(In millions)                1994        1993    (Decrease)  Change
                             ----        ----    ----------  ------
Three months ended          $17.6       $18.9     $(1.3)      (7)%
Six months ended            $34.8       $40.0     $(5.2)     (13)%


The decrease for the quarter is primarily attributable to lower revenues from leasing of business telecommunications equipment. The decrease for the six month period was primarily caused by lower revenues from sales and leasing of telecommunications equipment to residential and business customers. CBT sold its residential equipment leasing and PhoneCenter Store businesses in the first quarter of 1993 and discontinued leasing business equipment in 1993. Billing and collection revenues also decreased for the quarter and six months as the result of a lower volume of business. The declines for both periods were partially offset by increases in sales and marketing commissions and a reduction in the provision for uncollectible accounts.

INFORMATION SYSTEMS


                                  June 30         Increase
(In millions)                1994        1993    (Decrease)  Change
                             ----        ----    ----------  ------
Three months ended          $ 73.1      $ 71.9     $1.2        2%
Six months ended            $143.8      $140.3     $3.5        2%


Information systems revenues in 1994 reflected a significant increase over 1993 after excluding amounts related to operations to be sold or discontinued. Revenues of these operations amounted to $18.3 million and $39.9 million for the three and six months ended June 30, 1993, respectively. The majority of the increase resulted from higher data processing services provided to cellular industry customers. In addition, revenues from international customers for the development of telecommunication solutions were higher in 1994.

MARKETING SERVICES


                                  June 30         Increase
(In millions)                1994        1993    (Decrease)  Change
                             ----        ----    ----------  ------
Three months ended          $ 54.0      $23.1     $30.9      134%
Six months ended            $104.6      $47.9     $56.7      118%

Although most of the revenue increase resulted from the WATS Marketing acquisition in 1993, revenues from inbound and outbound call processing, custom services and business to business operations showed strong increases because of growth in business.

OTHER TELECOMMUNICATIONS


                                  June 30         Increase
(In millions)                1994        1993    (Decrease)  Change
                             ----        ----    ----------  ------
Three months ended          $30.8       $29.5     $1.3        4%
Six months ended            $61.2       $59.0     $2.2        4%


Long distance revenues increased as a result of an increase in the number of customers and higher 800-service revenues.

Form 10-Q Part I                                     Cincinnati Bell Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


COSTS AND EXPENSES


                                  June 30         Increase
(In millions)                1994        1993    (Decrease)  Change
                             ----        ----    ----------  ------
Three months ended          $257.3      $234.3    $ 23.0     10%
Six months ended            $512.7      $465.6    $ 47.1     10%


In summary, the primary causes for the increase in costs and expenses were added expenses of the acquired WATS Marketing, increased costs for providing data processing services to cellular industry customers, and increased depreciation expense as the result of changes in regulatory prescribed rates. Chief causes of reductions in expenses were the exclusion of costs and expenses of operations discontinued or sold at CBIS and CBT.

Telephone operations costs and expenses increased for the three and six months primarily because of higher depreciation and amortization expense, postretirement benefit costs and the effect of a change in the vacation policy in 1993. Depreciation and amortization expense increased from Federal and Kentucky approved depreciation rate represcriptions that were effective January 1, 1994. On June 2, 1994 the Public Utilities Commission of Ohio approved new depreciation rates effective July 1, 1994. It is estimated that CBT's 1994 depreciation expense will be approximately $10 million more than in 1993 because of the change in prescribed rates. Postretirement costs are higher in 1994 than in 1993 because of CBT's deferral of approximately $1 million of costs per quarter in 1993 (See note 3 to the financial statements). The deferral was discontinued in the first quarter of 1994 and $2.5 million of the deferred amount was expensed. Effective in January 1993, CBT revised its vacation policy for the period in which management and non-management employees earned vacation in order to be on an equivalent basis with the Company's other subsidiaries. The vacation policy change decreased expenses in 1993. Partially offsetting the six months increase were the results of cost containment efforts and the effect of CBT's sale of its residential equipment leasing and PhoneCenter Store businesses in the first quarter 1993.

Costs and expenses of the Information Systems segment increased in 1994 when compared to 1993 after adjusting 1993 amounts for the operations to be sold or discontinued. Costs and expenses for these operations amounted to $21.7 million and $45.2 million for the three and six months ended June 30, 1994. Data center expenses increased because of a higher volume of data processing services and higher costs for providing those services. Costs for the development of telecommunications solutions for international customers increased because of a higher volume of business. In addition, expenses related to upgrading computer workstations increased costs and expenses for the quarter. Staff reductions, attrition and a lower contractor base will result in a substantial reduction in personnel and related costs in the future.

Marketing services costs and expenses increased primarily from the WATS acquisition mentioned previously and higher direct costs as a result of increased revenues in the inbound and outbound call processing operations and business to business operations.

Other telecommunications services costs and expenses included a $3.0 million provision for inventory loss during the second quarter 1993. The long distance business experienced an increase in direct costs associated with the increased revenues and higher Ohio property taxes resulting from a change in tax classification of the property used in the business.

Form 10-Q Part I                                     Cincinnati Bell Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


OTHER INCOME (EXPENSE) - NET


                                  June 30         Increase
(In millions)                1994        1993    (Decrease)  Change
                             ----        ----    ----------  ------
Three months ended          $(.2)       $ 1.1     $ (1.3)    (118)%
Six months ended            $ .4        $11.8     $(11.4)     (97)%


The most important reason for the decrease for the six months is the inclusion of a $9.8 million gain from the sale of CBT's residential equipment leasing and PhoneCenter Store businesses in the first quarter of 1993. In addition, the quarter and six months of 1993 include income from the Cincinnati-Anixter joint venture which was terminated at the end of 1993.

INTEREST EXPENSE


                                  June 30         Increase
(In millions)                1994        1993    (Decrease)  Change
                             ----        ----    ----------  ------
Three months                $12.5       $ 9.8     $2.7       28%
Six months                  $24.9       $20.2     $4.7       23%


A higher average interest rate on total debt outstanding caused the increase in interest expense. This was the result of refinancing short-term debt with long-term debt with higher interest rates during the last six months of 1993 and higher average balances of debt outstanding from the WATS acquisition.

INCOME TAXES


                                  June 30         Increase
(In millions)                1994        1993    (Decrease)  Change
                             ----        ----    ----------  ------
Three months                $11.0       $ 6.0     $5.0        83%
Six months                  $20.3       $16.7     $3.6        22%


Higher income before taxes was the principal reason for the increase in income taxes. The Company's effective tax rate was 37.2% for the three months and six months ended June 30, 1994 compared to 31.0% and 32.8% for the same periods last year, respectively. The reasons for the higher annual effective tax rate were principally due to the new tax law which increased rates and non-deductible expenses along with changes in the expectation of taxable income in 1994 versus 1993.

FINANCIAL CONDITION

Cash provided by operating activities for the six months ended June 30, 1994 was $111.4 million, an increase of $33.6 million. The excess of cash from operations over the amounts of cash flows invested and dividend payments was used to reduce short-term borrowings.

The primary use of capital resources continued to be capital expenditures. Capital expenditures were $81.5 million for the first six months in 1994 compared to the $75.9 million for the same period in 1993. Included in the capital expenditures were capitalized software development costs of $4.5 million and $13.5 million, respectively. Capital expenditures for telephone plant were higher from an increase in access lines and modernization of equipment. Capital expenditures for 1994 are expected to be approximately $160 million of which $95 million is for additions to property, plant and equipment of CBT.

Form 10-Q Part I                                     Cincinnati Bell Inc.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

The Company's debt to capitalization ratio at June 30, 1994 was 54.6% compared to 47.8% at June 30, 1993. The increase is due primarily to the impact of the special charges in late 1993 and the acquisition of WATS Marketing in November, 1993.

In May 1994, Moody's placed under review the Company's commercial paper rated P-1 and senior unsecured debt rated A2, and CBT's unsecured debt rated Aa2. The reason given to the Company was that it derives the bulk of its credit support from CBT. For CBT, Moody's stated that the review is necessary in order to further assess the implications of the introduction of new incentive regulatory framework in Ohio on CBT's ability to generate adequate levels of return to sustain its cash flow.

Management believes that the Company has adequate internal and external resources available to finance its business development, construction and dividend programs. The Company maintains adequate lines of credit with several institutions to provide support for borrowings and general corporate purposes.

CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") 112, "Employers' Accounting for Postemployment Benefits". The cumulative effect of this accounting change was recognized as a change in accounting principle, thereby reducing net income for the year by $2.9 million, which is net of a deferred tax benefit of $1.6 million.


REGULATORY MATTERS

ALTERNATIVE REGULATION

Pursuant to procedures established by the PUCO, local exchange companies are permitted to file plans proposing alternative forms of regulation for competitive services and basic service rates. CBT filed for a threshold increase in rates with an alternative regulation proposal in 1993. Thereafter, CBT and the intervenors signed a settlement agreement which was approved by the PUCO on May 5, 1994 increasing revenues by $11.9 million annually or 3.75% on Ohio regulated services. The alternative regulation commitments and new rates became effective May 6, 1994. CBT's authorized rate of return on capital will be 11.18%, but CBT can earn up to 11.93% in a monitoring period without any retargeting of rates. Earnings higher than 11.93% result in retargeting of rates in the next monitoring period. This alternative regulation plan provides increased pricing flexibility in some areas, which allows CBT to be more responsive to customers and more competitive.

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

Form 10-Q Part I                                     Cincinnati Bell Inc.

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

DEPRECIATION REPRESCRIPTION

In January 1994, CBT completed a successful triennial depreciation represcription with regulators from the Federal Communications Commission, the PUCO and the Public Service Commission of Kentucky. The new depreciation rates were effective January 1, 1994 in the interstate and Kentucky jurisdictions. CBT has obtained permission to use new rates in Ohio effective July 1, 1994.

EFFECTS OF REGULATORY ACCOUNTING

CBT presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by SFAS 71, "Accounting for the Effects of Certain Types of Regulation". Under SFAS 71, CBT records certain assets and liabilities because of the actions of regulators. Amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. In the event CBT determines that it no longer meets the criteria for following SFAS 71, the accounting impact to CBT would be an extraordinary non-cash charge to operations of an amount which would be material. Criteria that give rise to the discontinuance of SFAS 71 include increasing competition, which restricts CBT's ability to establish prices to recover specific costs, and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. CBT periodically reviews these criteria to ensure that continuing application of SFAS 71 is appropriate.


BUSINESS OUTLOOK

Cincinnati Bell operates businesses in several different markets. Each of the businesses has fluctuations in revenues and operating earnings as the result of the overall level, timing and terms of many contracts. These circumstances may increase the variability of financial results on a quarter-to-quarter basis.

Customer demands, technology, the preferences of policy makers and the convergence of other industries with the telecommunications industry are causes of increasing competition in the telecommunications industry for CBT. The range of communications services, the equipment available to provide and access such services and the number of competitors offering such services continue to increase. Federal and state regulators are encouraging changes that promote competition in the industry. These impacts are expected to make it very challenging to maintain and grow telephone revenues.

CBT is evaluating the way it conducts business in order to further improve customer responsiveness and quality. CBT is evaluating regulatory changes that will be needed. Also, CBT is evaluating productivity improvement programs that could involve retraining of employees, re-engineering of systems, restructure of its organization, resource levels and other operating costs.

Form 10-Q Part I                                     Cincinnati Bell Inc.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

On August 2, 1994, the Company announced that CBIS signed a major contract renewal through 1999 with McCaw Cellular Communications Inc., the largest cellular service provider in the United States. CBIS currently provides billing for McCaw's cellular properties. Given the continuing growth of the cellular market, the contract is expected to generate revenues for CBIS in excess of $600 million.

MATRIXX has  taken  aggressive  steps  to  capture  efficiencies  by integrating the WATS acquisition. The continued trend in the outsourcing of telemarketing is important for MATRIXX'S continued growth.

The success of the other businesses will be determined by how well they meet the changing needs of their customers.

Form 10-Q Part II                               Cincinnati Bell Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits.

      The following are filed as Exhibits to Part I of this Form 10-Q:

      Exhibit
      Number
      -------
        11        Computation of Earnings per Common Share

 (b)  Reports on Form 8-K.

      No reports on Form 8-K have been filed during the quarter for which this report is filed.

                             SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Cincinnati Bell Inc.



Date   August 12, 1994            /s/ Brian C. Henry
      ------------------          ----------------------------
                                  Brian C. Henry
                                  Executive Vice President and
                                  Chief Financial Officer

                         SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.   20549

                         ----------------------------------

                                    FORM 10-Q

                   Quarterly Report Pursuant to Section 13 or 15 (d)

                         of the Securities Exchange Act of 1934

                      for the quarterly period ended June 30, 1994

                         ----------------------------------

                              CINCINNATI BELL INC.

               (Exact Name of Registrant as specified in its charter)

                         ----------------------------------

                                      EXHIBITS

                               INDEX TO EXHIBITS

                    Filed Pursuant to Item 601 of Regulation S-K


 Exhibit
   No.                         Title of  Exhibit                 Page
 -------           ----------------------------------------      ----
 (11)              Computation of Earnings per Common Share        *