Form 10-Q
period 1994-09-30
CINCINNATI BELL INC /OH/
filed 1994-11-14
CIK 716133

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


            x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1994

                                       OR

              __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________.


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

         At October 31, 1994, 65,850,088 Common Shares were outstanding

Form 10-Q Part I                                            Cincinnati Bell Inc.

                         PART I - FINANCIAL INFORMATION

            CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
                (Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)


                                                For the Three Months  For the Nine Months
                                                Ended September 30,   Ended September 30,
                                                --------------------  -------------------
                                                  1994       1993       1994       1993
                                                --------   --------   --------   --------
Revenues
  Telephone operations
    Local service. . . . . . . . . . . . . . .  $ 83,610   $ 75,886   $241,955   $224,902
    Network access . . . . . . . . . . . . . .    33,574     33,440    103,913    101,477
    Long distance. . . . . . . . . . . . . . .     9,265     10,930     28,052     31,826
    Other. . . . . . . . . . . . . . . . . . .    18,657     19,093     53,467     59,033
                                                --------   --------   --------   --------
                                                 145,106    139,349    427,387    417,238
  Information systems. . . . . . . . . . . . .    79,644     84,094    223,448    224,409
  Marketing services . . . . . . . . . . . . .    55,896     23,176    160,503     71,069
  Other telecommunications . . . . . . . . . .    32,265     30,738     93,486     89,710
                                                --------   --------   --------   --------

    Total Revenues . . . . . . . . . . . . . .   312,911    277,357    904,824    802,426
                                                --------   --------   --------   --------
Costs and Expenses
  Operating expenses . . . . . . . . . . . . .   158,120    145,552    466,291    419,681
  Plant and building services. . . . . . . . .    49,806     36,837    132,425    112,591
  Depreciation and amortization. . . . . . . .    40,343     39,876    114,387    109,224
  Taxes other than income taxes. . . . . . . .    21,346     22,907     69,232     69,308
                                                --------   --------   --------   --------

    Total Costs and Expenses . . . . . . . . .   269,615    245,172    782,335    710,804
                                                --------   --------   --------   --------

    Operating Income . . . . . . . . . . . . .    43,296     32,185    122,489     91,622

Other Income (Expense) - Net . . . . . . . . .       479      1,436        889     13,284
Interest Expense . . . . . . . . . . . . . . .    12,437     10,279     37,329     30,508
                                                --------   --------   --------   --------

Income Before Income Taxes and Cumulative
  Effect of Accounting Change. . . . . . . . .    31,338     23,342     86,049     74,398

Income Taxes . . . . . . . . . . . . . . . . .    11,231      7,697     31,576     24,426
                                                --------   --------   --------   --------

Income Before Cumulative Effect of
  Accounting Change. . . . . . . . . . . . . .    20,107     15,645     54,473     49,972

Cumulative Effect of Accounting Change . . . .         -          -     (2,925)         -
                                                --------   --------   --------   --------

Net Income . . . . . . . . . . . . . . . . . .    20,107     15,645     51,548     49,972

Preferred Dividend Requirements. . . . . . . .         -         73          -      2,248
                                                --------   --------   --------   --------

Income Applicable to Common Shares . . . . . .  $ 20,107   $ 15,572   $ 51,548   $ 47,724
                                                --------   --------   --------   --------
                                                --------   --------   --------   --------
Earnings Per Common Share
  Income Before Cumulative Effect of
    Accounting Change. . . . . . . . . . . . .   $   .31    $   .24    $   .83    $   .76
  Cumulative Effect of Accounting Change . . .         -          -      (.04)          -
                                                --------   --------   --------   --------
  Net Income . . . . . . . . . . . . . . . . .       .31        .24        .79        .76
                                                --------   --------   --------   --------
                                                --------   --------   --------   --------

Dividends Declared per Common Share. . . . . .   $   .20    $   .20    $   .60    $   .60
                                                --------   --------   --------   --------
                                                --------   --------   --------   --------

Weighted Average Number of Common Shares
  Outstanding (000). . . . . . . . . . . . . .    65,532     64,689     65,309     62,747

Form 10-Q Part I                                            Cincinnati Bell Inc.

                (Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                                For the Three Months  For the Nine Months
                                                Ended September 30,   Ended September 30,
                                                --------------------  -------------------
                                                  1994       1993       1994       1993
                                                --------   --------   --------   --------
Retained Earnings at Beginning of Period . . .  $231,696   $345,157   $227,392   $342,483

  Add:  Net Income . . . . . . . . . . . . . .    20,107     15,645     51,548     49,972

  Deduct:  Common Dividends. . . . . . . . . .    13,129     13,043     39,245     37,832
           Pension Liability Adjustment. . . .         -          -      1,021           -
           Preferred Dividends . . . . . . . .         -         73          -      2,248
           Acquisition of Common Shares. . . .         -          -          -      4,453
           Issuance of Common Shares Under
             Employee Plans. . . . . . . . . .         -         17          -        253
                                                --------   --------   --------   --------

Retained Earnings at End of Period . . . . . .  $238,674   $347,669   $238,674   $347,669
                                                --------   --------   --------   --------
                                                --------   --------   --------   --------

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                September 30, December 31,
                                                                    1994          1993
                                                                ------------- ------------
ASSETS
Current Assets
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $   14,522   $    8,668
  Receivables less allowances of $11,023 and $14,031 . . . . . .     260,833      241,669
  Material and supplies. . . . . . . . . . . . . . . . . . . . .      16,689       21,627
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .      30,858       30,391
  Other current assets . . . . . . . . . . . . . . . . . . . . .      19,007       22,471
                                                                  ----------   ----------
                                                                     341,909      324,826
                                                                  ----------   ----------
Property, Plant and Equipment
  Telephone plant. . . . . . . . . . . . . . . . . . . . . . . .   1,481,532    1,430,822
    Less accumulated depreciation. . . . . . . . . . . . . . . .    (583,920)    (541,690)
                                                                  ----------   ----------
                                                                     897,612      889,132
                                                                  ----------   ----------
  Other property . . . . . . . . . . . . . . . . . . . . . . . .     316,116      303,917
    Less accumulated depreciation. . . . . . . . . . . . . . . .    (165,149)    (145,480)
                                                                  ----------   ----------
                                                                     150,967      158,437
                                                                  ----------   ----------
                                                                   1,048,579    1,047,569
                                                                  ----------   ----------
Other Assets
  Intangibles, primarily goodwill - net. . . . . . . . . . . . .     192,246      192,341
  Deferred and other assets. . . . . . . . . . . . . . . . . . .      41,511       56,324
  Other investments. . . . . . . . . . . . . . . . . . . . . . .      48,661       43,030
                                                                  ----------   ----------
                                                                     282,418      291,695
                                                                  ----------   ----------

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,672,906   $1,664,090
                                                                  ----------   ----------
                                                                  ----------   ----------
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .  $  151,936   $  132,648
  Debt maturing in one year. . . . . . . . . . . . . . . . . . .      64,045      112,029
  Accrued disposal and restructuring costs . . . . . . . . . . .      15,101       35,385
  Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . .      42,101       38,135
  Advanced billing and customers' deposits . . . . . . . . . . .      36,454       31,553
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      32,320       24,587
                                                                  ----------   ----------
                                                                     341,957      374,337
                                                                  ----------   ----------

Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . .     528,190      522,888
                                                                  ----------   ----------

Deferred Credits and Other Long-Term Liabilities
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . .     158,736      158,438
  Unamortized investment tax credits . . . . . . . . . . . . . .      17,701       19,371
  Other long-term liabilities. . . . . . . . . . . . . . . . . .      87,275       73,441
                                                                  ----------   ----------
                                                                     263,712      251,250
                                                                  ----------   ----------

Shareowners' Equity
  Common shares - $1.00 par value. . . . . . . . . . . . . . . .      65,650       64,982
    Authorized shares:  240,000,000
    Outstanding shares: at September 30, 1994, 65,650,342;
                        at December 31, 1993, 64,982,178
  Additional paid-in capital . . . . . . . . . . . . . . . . . .     234,358      223,257
  Reinvested earnings. . . . . . . . . . . . . . . . . . . . . .     238,674      227,392
  Foreign currency translation adjustment. . . . . . . . . . . .         365          (16)
                                                                  ----------   ----------
                                                                     539,047      515,615
                                                                  ----------   ----------

Total Liabilities and Shareowners' Equity. . . . . . . . . . . .  $1,672,906   $1,664,090
                                                                  ----------   ----------
                                                                  ----------   ----------

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                             For the Nine Months
                                                             Ended September 30,
                                                             -------------------
                                                               1994      1993
                                                             --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . $ 51,548  $ 49,972
 Adjustments to reconcile net income to net cash provided
  by operating activities
  Depreciation and amortization. . . . . . . . . . . . . . .  114,387   109,224
  Cumulative effect of accounting change . . . . . . . . . .    2,925         -
  Provision for loss on receivables. . . . . . . . . . . . .    5,236     5,224
  Other-net. . . . . . . . . . . . . . . . . . . . . . . . .    7,418    (8,293)
 Changes in assets and liabilities
  Decrease (increase) in receivables . . . . . . . . . . . .  (26,600)      682
  Decrease in other current assets . . . . . . . . . . . . .    4,436     7,324
  Increase (decrease) in accounts payable. . . . . . . . . .   15,556   (27,768)
  Decrease in accrued disposal and restructuring costs . . .  (20,284)        -
  Increase (decrease) in other current liabilities . . . . .   16,154      (182)
  Increase in deferred income taxes and unamortized
   investment tax credits. . . . . . . . . . . . . . . . . .    4,029    16,665
  Decrease (increase) in other assets and liabilities. . . .   17,577   (10,985)
                                                             --------   -------
    Net cash provided by operating activities. . . . . . . .  192,382   141,863
                                                             --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures-telephone plant . . . . . . . . . . .  (88,802)  (73,265)
  Capital expenditures-other . . . . . . . . . . . . . . . .  (27,968)  (38,904)
  Other-net. . . . . . . . . . . . . . . . . . . . . . . . .   10,755    10,072
                                                             --------   -------

    Net cash used in investing activities. . . . . . . . . . (106,015) (102,097)
                                                             --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in short-term borrowings. . . . . . . . . . . .  (48,643)  (36,567)
  Proceeds from issuance of long-term debt . . . . . . . . .        -    49,615
  Principal payments on long-term debt . . . . . . . . . . .   (3,151)   (2,134)
  Proceeds from issuance of common shares. . . . . . . . . .    9,816       644
  Dividends paid . . . . . . . . . . . . . . . . . . . . . .  (39,125)  (40,315)
  Payments made to acquire common shares . . . . . . . . . .        -    (5,481)
                                                             --------   -------

    Net cash used in financing activities. . . . . . . . . .  (81,103)  (34,238)
                                                             --------   -------

Effect of exchange rate changes on cash and cash equivalents      590       (76)
                                                             --------   -------

Net increase in cash and cash equivalents. . . . . . . . . .    5,854     5,452

Cash and cash equivalents at beginning of period . . . . . .    8,668     5,304
                                                             --------   -------

Cash and cash equivalents at end of period . . . . . . . . . $ 14,522  $ 10,756
                                                             --------   -------
                                                             --------   -------
Cash paid for:
  Interest (net of amount capitalized) . . . . . . . . . . . $ 25,534  $ 23,135
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . $ 21,794  $ 15,861

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



(1) BASIS OF PRESENTATION - The consolidated financial statements of Cincinnati Bell Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Notes (2), (3) and (4). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1993 Annual Report on Form 10-K and the current year's previously issued Forms 10-Q.

     Certain reimbursable costs previously recorded as Information Systems revenues in the 1993 Forms 10-Q have been reclassified as a reduction of operating expenses. This reclassification amounted to $11.8 million and $30.7 million for the quarter and nine months ended September 30, 1993, respectively. In addition to the Information Systems revenue, certain prior year amounts have been reclassified to be consistent with the 1994 presentation. These reclassifications had no effect on operating income or net income for all periods presented.

     The consolidated financial statements include the accounts of Cincinnati Bell Inc. and its wholly owned subsidiaries (the "Company"). The significant subsidiaries include: Cincinnati Bell Telephone Company ("CBT"), Cincinnati Bell Information Systems Inc. ("CBIS") and MATRIXX Marketing Inc. ("MATRIXX").

(2) DISPOSAL AND RESTRUCTURING OF CBIS OPERATIONS - In late 1993, the Company determined the need to reorganize CBIS, its information systems subsidiary. This reorganization focused on two phases. The first phase was the elimination of non-strategic and underperforming operations. This resulted in CBIS taking action to divest its holdings in its federal operation and related activities (CBIS Federal), consolidating its foreign data center operations, and eliminating unprofitable domestic and international activities. The second phase of the plan was to reorganize the remaining operations into strategic business units. The Company expects that the disposal and restructuring actions will be substantially complete in 1994.

     A total of $20.3 million was charged to the disposal and restructuring reserve for the nine months ended September 30, 1994 including the operating results of the businesses to be sold or disposed. These businesses had revenues of $46.6 million and operating expenses of $60.3 million for the nine months ended September 30, 1994 which were charged to the reserve. In addition, $3.5 million of employee severance costs, $2.2 million for the write-off of fixed assets, and $.9 million of other costs were charged to the reserve during the first nine months of 1994. The Company believes that the reserve of $15.1 million at September 30, 1994 is adequate to cover the estimated future costs of disposing and closing of businesses associated with the restructuring actions.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                                   (Unaudited)



     The assets of the operations to be sold or disposed consist of net current assets of $5.7 million and net noncurrent assets of $4.0 million at September 30, 1994. These amounts consist of accounts receivable, property, plant and equipment and related liabilities.

     The Company announced on November 3, 1994 the sale of CBIS Federal which includes substantially all of the above mentioned assets. The results of the sale and the operating losses of CBIS Federal through the date of sale is expected to approximate the amounts used to accrue the disposal loss in 1993.

(3) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information, in thousands of dollars, is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:

                                           For the Three Months   For the Nine Months
                                           Ended September 30,    Ended September 30,
                                           --------------------   -------------------
                                              1994       1993       1994       1993
                                            --------   --------   --------   --------
     Revenues and Sales. . . . . . . . . . .$150,990   $145,154   $444,874   $434,487

     Costs and Expenses. . . . . . . . . . .$127,256   $118,202   $371,597   $359,181

     Income Before Cumulative Effect
       of Accounting Change. . . . . . . . .$ 13,642   $ 15,998   $ 41,944   $ 51,785

     Cumulative Effect of Accounting
       Change. . . . . . . . . . . . . . . .       -          -   $( 2,405)         -

     Net Income. . . . . . . . . . . . . . .$ 13,642   $ 15,998   $ 39,539   $ 51,785

     Results for the nine months ended September 30, 1994, include two significant nonrecurring charges that were recorded in the first quarter of 1994. As more fully described in Note (4) to the financial statements, the Company, including CBT, adopted SFAS 112, thereby reducing CBT's net income by $2.4 million, net of a deferred tax benefit. In addition, CBT recognized $2.5 million in incremental postretirement expenses resulting from adjusting deferred amounts to a level that is expected to be recovered in regulated rates. This adjustment reduced net income by $1.6 million. CBT had received approval from the Public Utilities Commission of Ohio ("PUCO") in 1993 to defer these incremental postretirement expenses while they were being addressed in CBT's request for alternate regulation. CBT is no longer deferring these costs in 1994.

     Results for the nine months ended September 30, 1993, include a gain from the sale of the residential equipment leasing and PhoneCenter Store businesses to AT&T Consumer Products. The sale increased net income by approximately $6.5 million. The gain is included in Other Income (Expense)
     - net.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                                   (Unaudited)


                                                     September 30,  December 31,
                                                          1994          1993
                                                     -------------  -----------
     Current Assets. . . . . . . . . . . . . . . . .   $  163,534   $  159,641
     Telephone Plant-Net . . . . . . . . . . . . . .      908,017      900,141
     Other Noncurrent Assets . . . . . . . . . . . .       20,976       32,161
                                                       ----------   ----------

     Total Assets. . . . . . . . . . . . . . . . . .   $1,092,527   $1,091,943
                                                       ----------   ----------
                                                       ----------   ----------

     Current Liabilities . . . . . . . . . . . . . .   $  122,185  $   139,438
     Noncurrent Liabilities. . . . . . . . . . . . .      205,910      196,389
     Long-Term Debt. . . . . . . . . . . . . . . . .      312,132      310,500
     Common Shareowner's Equity. . . . . . . . . . .      452,300      445,616
                                                       ----------   ----------

     Total Liabilities and Invested Capital. . . . .   $1,092,527   $1,091,943
                                                       ----------   ----------
                                                       ----------   ----------

(4) CHANGE IN ACCOUNTING PRINCIPLE - Effective January 1, 1994, the Company adopted SFAS 112, "Employers' Accounting for Postemployment Benefits". SFAS 112 requires the accrual of the obligation for benefits provided to former or inactive employees, their beneficiaries and covered dependents after employment but before retirement. These benefits include workers' compensation, disability benefits and health care coverage for a limited time. SFAS 112 changed the Company's method of accounting for postemployment benefits from recognizing costs as benefits are paid, to accruing the expected costs of providing these benefits. The cumulative effect of this accounting change was recognized in the first quarter 1994 as a change in accounting principle, thereby reducing net income by $2.9 million ($.04 per common share), which is net of a deferred tax benefit of $1.6 million. The on-going expense recognized under SFAS 112 is not significantly different from that recorded under prior methods.

(5) CONTINGENCIES - The Company, which has a 49% interest in a cellular partnership, is seeking to dissolve the partnership because of poor performance. The Company has pursued this litigation to maximize the value of this asset for the benefit of the shareholders. There are many possible outcomes of this litigation. The potential impact of a settlement from the lawsuit is an extremely broad range depending upon the form of distribution and the amount of damages awarded. At this time, the Company is unable to narrow the range described above but the Company believes it will recover its $44 million investment in the partnership.

(6) CONCENTRATION OF RISK - The Company derives significant revenues from AT&T and its affiliates by providing network services, information management systems, and marketing services. With the completion of the merger of AT&T and McCaw Cellular Communications Inc. in the third quarter of 1994, the Company's revenues from AT&T as combined with McCaw have increased when compared to prior periods. Revenues from AT&T accounted for 17% of the Company's consolidated revenues and 44% of CBIS's revenues for the nine months ended September 30, 1994.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                                   (Unaudited)



(7) INTEREST RATE AND CURRENCY EXCHANGE SWAP - In 1990, the Company entered into an interest rate and foreign currency swap agreement to reduce the impact of changes in interest rates and foreign currency exchange rates. Under the swap agreement, the Company received 225 million French francs in return for $41.7 million. The swap agreement has the effect of converting a portion of the Company's short-term variable interest rate borrowings to long-term at French franc fixed interest rate. At the end of the agreement in the year 2000, the original amounts will be exchanged. This transaction was designated as a hedge of the Company's net investment in its French subsidiary of MATRIXX Marketing and accordingly, the currency translation associated with this transaction is reflected in the currency translation adjustment in shareowners' equity. The Company does not engage in foreign currency speculation.

     The Company receives quarterly interest payments calculated using market rates on a notional amount of $41.7 million. The Company accrues interest on a notional amount of 225 million French francs. The approximate effective rate is such that net interest expense is based on the interest cost implicit in the contract measured in French francs (approximately 11%). Net amounts due to or from the counterparty are reflected in interest expense in the periods in which they accrue. The net effect of the swap for the first nine months of 1994 was to increase expense by $3.3 million and to increase the Company's average interest rate from 7.32% to 8.03%.

     Interest due under the contract is payable in five equal annual installments of 66.4 million French francs each beginning in August 1996. Since these payments are to be made in French francs, the Company is subject to the risk of currency ratio fluctations, and accrues the effect of such fluctuations as part of interest expense.

     The Company would not be currently subject to a loss if the counterparty should fail because of the current position of the swap.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Company's net income for the quarter ended September 30, 1994 was $20.1 million, an increase of $4.5 million or 29% compared to the same quarter in 1993. Earnings per common share for the quarter ended September 30, 1994 were $.31, an increase of $.07 or 29% over the same period in 1993.

The Company's net income for the first nine months of 1994 was $51.5 million, an increase of $1.5 million or 3% compared to the same period in 1993. For the nine months ended September 30, 1994, earnings per common share were $.79, an increase of $.03 or 4% when compared to the same period in 1993.

Results in the first quarter of 1994 included an after-tax charge of $2.9 million or $.04 per common share for a required change in accounting for postemployment benefits (SFAS 112). Results in the first quarter of 1993 included an after-tax gain of $6.5 million or $.10 per common share from the sale of CBT's residential equipment leasing and PhoneCenter Store businesses.

Excluding the above noted significant items in both years, net income for the nine month periods ended September 30, 1994 and 1993 would have been $54.5 million and $43.5 million, respectively, an increase of 25%, and earnings per common share would have been $.83 and $.69 per common share respectively, an increase of 20%.

Results for interim periods may not be indicative of the results for the full year.

DISPOSAL AND RESTRUCTURING OF CBIS OPERATIONS

The operating results of the businesses to be sold or closed are being charged to the disposal and restructuring reserve in 1994, therefore, the revenues and expenses of these businesses are excluded in the reported amounts for 1994.

The Company announced on November 3, 1994 that DynCorp of Reston, Virginia has purchased CBIS Federal. In connection with the restructuring of its operations, CBIS reduced its workforce by 377 employees through September 30, 1994 since December 31, 1993.

REVENUES

                                    September 30       Increase
(In millions)                      1994       1993    (Decrease)    Change
                                  ----------------------------------------
Three months ended                $312.9     $277.3      $ 35.6      13 %
Nine months ended                 $904.8     $802.4      $102.4      13 %

Several factors affected the revenues for the three and nine months ended September 30, 1994. Marketing Services increased significantly because of the acquisition of WATS Marketing in November 1993. Information Systems revenues in 1994 increased because of the significant growth in cellular subscribers resulting in higher data processing and professional and consulting revenues. The increase was offset by the exclusion of revenues from non-strategic business of CBIS which are being sold or closed and charged to the disposal and restructuring reserve. Telephone Operations revenues increased primarily as the result of access line growth reaching record levels and the new Ohio rate plan.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)



TELEPHONE OPERATIONS

Local Service

                                    September 30       Increase
(In millions)                      1994       1993    (Decrease)    Change
                                  ----------------------------------------
Three months ended                $ 83.6     $ 75.9      $  7.7      10 %
Nine months ended                 $242.0     $224.9      $ 17.1       8 %

Growth in access lines and a new Ohio rate plan effective May 6, 1994 accounted for $4.7 million and $9.7 million of the increase in local service revenues for the three and nine months, respectively. Access lines have increased about 4% from 841,000 at September 30, 1993 to 871,000 at September 30, 1994. Revenues also were higher by $2.2 million and $6.0 million for the three and nine months, respectively, as the result of increased customer use of enhanced central office features such as custom calling services and use of directory assistance services.

Network Access

                                    September 30       Increase
(In millions)                      1994       1993    (Decrease)    Change
                                  ----------------------------------------
Three months ended                $ 33.6     $ 33.5      $   .1       - %
Nine months ended                 $103.9     $101.5      $  2.4       2 %

Interstate access revenues increased $1.6 million and $4.1 million for the three and nine months, respectively, from access line growth, higher minutes of use and lower National Exchange Carrier Association settlement payments. Partially offsetting the increases was a decrease in intrastate access revenues of $1.5 million and $1.7 million, respectively, from lower independent company settlements and a reduction in the Ohio carrier common line rate.

Long Distance

                                    September 30       Increase
(In millions)                      1994       1993    (Decrease)    Change
                                  ----------------------------------------
Three months ended                $  9.2     $ 10.9      $ (1.7)      (16)%
Nine months ended                 $ 28.0     $ 31.8      $ (3.8)      (12)%

Long distance revenues decreased for the quarter and nine months, $2.0 million and $3.8 million, respectively, because of lower settlement revenues from independent companies, the effect of a favorable retroactive interexchange carrier adjustment in February 1993 and a January 1994 rate reduction in interstate message tolls.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)



Other

                                    September 30       Increase
(In millions)                      1994       1993    (Decrease)    Change
                                  ----------------------------------------
Three months ended                $ 18.7     $ 19.0      $ ( .3)       (2)%
Nine months ended                 $ 53.5     $ 59.0      $ (5.5)       (9)%

Revenues are lower in 1994 primarily because CBT discontinued its business telecommunications equipment leasing business in late 1993 and sold its residential equipment leasing and PhoneCenter Store businesses in the first quarter 1993. These actions resulted in decreases in lease revenues of $1.3 million and $5.9 million for the three and nine periods, respectively. In addition, billing and collection revenues decreased $1.6 million for the nine months as the result of a lower volume of business. The decreases for the nine month period were partially offset by higher sales and marketing commissions of $2.0 million and a lower provision for uncollectible accounts of $1.2 million as a result of businesses being discontinued or sold in 1993.

INFORMATION SYSTEMS

                                    September 30       Increase
(In millions)                      1994       1993    (Decrease)    Change
                                  ----------------------------------------
Three months ended                $ 79.6     $ 84.1      $ (4.5)       (5)%
Nine months ended                 $223.4     $224.4      $ (1.0)        - %

Information Systems revenues in 1994 reflect a significant increase over 1993 after excluding 1993 amounts related to operations to be sold or closed. Revenues of these operations amounted to $18.3 million and $58.2 million for the three and nine months ended September 30, 1993, respectively. Increases for the three and nine months were primarily the result of higher data processing and professional and consulting services provided to cellular industry and wireline clients. There were also increases in professional and consulting fees primarily from international clients for the development of telecommunications solutions.

In August 1994, CBIS announced a major contract renewal through 1999 with McCaw Cellular Communications Inc., the largest cellular service provider in the United States. CBIS currently provides billing for McCaw's cellular properties. Given the continuing growth of the cellular market, the contract is expected to generate revenues for CBIS in excess of $600 million. There were no other significant contracts received, renewed or terminated in the first nine months of 1994.

MARKETING SERVICES

                                    September 30       Increase
(In millions)                      1994       1993    (Decrease)    Change
                                  ----------------------------------------
Three months ended                $ 55.9     $ 23.2      $ 32.7     141 %
Nine months ended                 $160.5     $ 71.1      $ 89.4     126 %

The acquisition of WATS Marketing accounted for the majority of the increase in revenues contributing $26.5 million and $74.5 million for the three and nine month periods. In addition, the Outbound, Inbound, Business and Custom Services divisions all experienced growth in revenues as the result of an increased volume of business.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)



OTHER TELECOMMUNICATIONS

                                    September 30       Increase
(In millions)                      1994       1993    (Decrease)    Change
                                  ----------------------------------------
Three months ended                $ 32.3     $ 30.7      $  1.6       5 %
Nine months ended                 $ 93.5     $ 89.7      $  3.8       4 %

Revenues of the Company's long distance re-selling business increased $1.1 million and $4.3 million for the three and nine months, respectively, primarily because of a higher number of customers and from its 800-service because of a higher customer base and increased usage levels. Revenues of the directory and supply businesses were comparable with 1993 amounts.

COSTS AND EXPENSES

                                    September 30       Increase
(In millions)                      1994       1993    (Decrease)    Change
                                  ----------------------------------------
Three months ended                $269.6     $245.2      $ 24.4      10 %
Nine months ended                 $782.3     $710.8      $ 71.5      10 %

The primary factors affecting costs and expenses for the above periods are as follows. Marketing Services expenses increased because of the expenses of WATS Marketing which was purchased in November 1993. Information Services costs and expenses increased corresponding with the growth in cellular subscribers of its data processing clients. Telephone Operations costs and expenses increased because of increased depreciation expense resulting from changes in regulatory prescribed rates and higher right-to-use fees for network software upgrades. Decreases in costs and expenses were reflected in both the Information Services and Telephone Operations segments as the result of operations that were or in the process of being sold or closed in 1993 and 1994.

Telephone Operations costs and expenses increased $5.6 million and $6.0 million for the three and nine months as a result of right-to-use fees for network software upgrades for advanced customer calling features. Postretirement costs were $.9 million and $4.5 million higher in 1994 than in 1993 because of CBT's deferral of approximately $1 million of costs per quarter in 1993 (see Note 3 to the financial statements). The deferral was discontinued in the first quarter of 1994 and $2.5 million of previously deferred costs were expensed. In January 1993, CBT revised its vacation policy for the period in which employees earned vacation in order to be on an equivalent basis with the Company's other subsidiaries. The change in vacation policy caused an increase in expenses of $.9 million and $4.9 million for the three and nine months in 1994 compared to 1993.

Depreciation and amortization expense of Telephone Operations increased $3.8 million and $7.8 million for the three and nine month periods in 1994 primarily because of recently approved depreciation rate represcriptions by the Federal and Kentucky authorities (effective January 1, 1994) and the PUCO (effective July 1, 1994.) It is estimated that CBT's 1994 depreciation expense will be approximately $10 million higher than in 1993 primarily because of the changes in the prescribed rates. The increases resulting from the rate represcriptions were $3.1 million and $6.7 million for the three and nine month periods in 1994, respectively.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


Partially offsetting the nine months increases in Telephone Operations costs and expenses were decreases of $1 million resulting from inventory control and cost containment efforts and $2.6 million from the effect of CBT's sale of its residential equipment leasing and PhoneCenter Store businesses in the first quarter 1993.

On November 2, 1994, CBT presented a separation offer to 18 of its senior management. The deadline for acceptance is December 30, 1994. It is anticipated that a number of these senior managers will accept this offer but it is too early to estimate the final number. Costs related to this offer will be accrued in the fourth quarter 1994 but should be less than $3 million.

Information Systems costs and expenses increased in 1994 when compared to 1993 after adjusting 1993 amounts for the operations to be sold or closed. Costs and expenses for these operations were $22.1 million and $67.3 million for the three and nine months ended September 30, 1993. In 1994, direct costs related to data processing and professional and consulting services for cellular industry and wireline clients and professional and consulting services for international clients were the primary reasons for the increase. Partially offsetting the increases was the decrease related to the recording in 1993 of the write-down of capitalized software costs to net realizable value. Included in the above 1993 costs and expenses for the operations to be sold or closed is $.7 million and $2.1 million for the three and nine months, respectively, for amortization of goodwill associated with the Company's investment in the CBIS Federal operations which was included in special charges at the end of 1993.

Marketing Services costs and expenses increased $22.4 million and $66.4 million, respectively, for the three and nine months from the addition of WATS Marketing and $4.5 million and $9.0 million for the same comparable periods respectively, from higher direct costs associated with increased revenues. Included in the WATS Marketing costs for the three and nine months was $.6 million and $1.8 million, respectively, for amortization of goodwill related to the acquisition. The increase in costs of providing services was from the Outbound, Inbound, Business and Customer Services divisions.

Other Telecommunications costs and expenses had minor increases for both the three and nine months comparisons. Costs of providing services increased for both periods primarily because of revenue growth in the long distance business. Expenses in 1993 included a second quarter $3.0 million provision for inventory loss on used telecommunications and computer equipment at Cincinnati Bell Supply. The provision was the result of management's evaluation of the marketability of the inventories in light of market conditions and management plans at the time.

OTHER INCOME (EXPENSE) - NET

                                    September 30       Increase
(In millions)                      1994       1993    (Decrease)    Change
                                  ----------------------------------------
Three months ended                $   .5     $  1.5      $ (1.0)      (67)%
Nine months ended                 $   .9     $ 13.3      $(12.4)      (93)%

Year-to-date results for 1993 include the $9.8 million gain from the sale of CBT's residential equipment leasing and PhoneCenter stores in the first quarter of 1993. The sale was the result of CBT's decision that opportunities to achieve a higher rate of return for its available resources existed in fields other than the leasing and retail of residential equipment.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)



INTEREST EXPENSE

                                    September 30       Increase
(In millions)                      1994       1993    (Decrease)    Change
                                  ----------------------------------------
Three months ended                $ 12.5     $ 10.3      $  2.2      21 %
Nine months ended                 $ 37.4     $ 30.5      $  6.9      22 %

The increase in interest expense in 1994 is the result of refinancing short-term debt in late 1993 with long-term debt at higher interest rates and an increase in average total debt. The weighted average interest rate on total debt outstanding was 8.0% in 1994 compared to 7.8% in 1993. The average total debt outstanding for the nine month period increased approximately $94 million from $520 million in 1993 to $614 million in 1994 principally from the WATS Marketing acquisition.

INCOME TAXES

                                    September 30       Increase
(In millions)                      1994       1993    (Decrease)    Change
                                  ----------------------------------------
Three months ended                $ 11.2     $  7.7      $  3.5      45 %
Nine months ended                 $ 31.5     $ 24.4      $  7.1      29 %

Higher income before taxes was the principal reason for the increase in income taxes. The Company's effective tax rate for the three and nine months ended September 30, 1994 was 35.8% and 36.7%, compared to 33.1% and 32.8% for the same periods last year, respectively. The 1993 effective tax rates were reduced principally as a result of recording additional research and experimentation tax credits in the third quarter 1993. The tax credit had been reinstated retroactively because of the Omnibus Budget Reconciliation Act enacted in August 1993.


FINANCIAL CONDITION

CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to finance its ongoing operating requirements, including network expansion and modernization, business development and dividend programs. The Company maintains adequate lines of credit with several institutions to provide support for borrowings and general corporate purposes.

Cash provided by operating activities for the nine months ended September 30, 1994 was $192.4 million, an increase of $50.5 million over the same period in 1993. This cash from operations, together with the cash from issuance of shares to the Company's dividend reinvestment and benefit plans, provided the funds for capital expenditures, dividend payments and a $49 million reduction in short-term borrowings.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


The primary use of resources continued to be capital expenditures which were $116.8 million for the first nine months in 1994 compared to $112.2 million for the same period in 1993. Capital expenditures for telephone plant were higher resulting from an increase in access lines and modernization of equipment. Capital expenditures for 1994 are expected to be approximately $160 million of which approximately $113 million is for the telephone operations of CBT. CBT's investment in digital and fiber optic transmission is projected to be $66 million, including $19 million to update switches to accommodate changes in the North American Numbering Plan (a one-time event in 1994), and $47 million for other demands. Included in capital expenditures were capitalized software development costs of $5.5 million and $19.9 million for nine month periods of 1994 and 1993, respectively. The decrease in capitalized costs was the result of a decrease in gross software development expenditures as CBIS continues to focus on its core businesses and the result of less costs eligible for capitalization.

CBT could decide that in order to remain competitive in the future, it must aggressively pursue a strategy of expanding its offerings beyond its traditional business. For example, CBT may adopt a strategy of running fiber optic wiring to a majority of residential customers in order to offer a full line of services. This decision would result in a need for capital but the amount is not determinable at this time because of unknown factors as customer acceptance, period of implementation, and area of coverage. Any capital spending increases would not be entirely incremental or additive as reductions would be achieved in other areas. CBT may wish to enter other businesses through acquisitions, investments and strategic alliances with established companies in such businesses and through the development of such capabilities internally. Such transactions could require substantial capital which could be generated internally and from external sources.

Receivables increased from December 31, 1993 levels primarily as a result of increased revenues and the timing of billings related to terms of international contracts. The increase in accounts payable balances was primary the result of payments for costs of revenue and increased accruals for employee compensation. Other non-current liabilities increased primarily from accrued postretirement costs. The adoption of SFAS 112 in 1994 for postemployment costs and an increase in the accrued interest associated with the Company's interest rate and currency swap also contributed to the increase.

CAPITALIZATION

The Company's debt to capitalization ratio at September 30, 1994 was 52.4% compared to 47% at September 30, 1993. The increase was due to a decrease in shareholders' equity, attributable to the special charges recorded in the fourth quarter of 1993, and an increase in debt from to the acquisition of WATS Marketing in November 1993.

In September 1994, Standard & Poor's lowered its ratings on Cincinnati Bell Inc.'s senior unsecured debt from A to A- and commercial paper from A-1 to A-2. Standard & Poor's reasons for the change were increased debt for the acquisition of WATS Marketing, a riskier business profile as the Company relies on a greater portion of revenues from its diversified activities, and the performance of CBIS over the last three years.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


REGULATORY MATTERS

ALTERNATIVE REGULATION

Pursuant to procedures established by the PUCO, local exchange companies are permitted to file plans proposing alternate forms of regulation for competitive services and basic service rates. CBT filed for a threshold increase in rates with an alternative regulation proposal in 1993. Thereafter, CBT and the intervenors signed a settlement agreement which was approved by the PUCO on May 5, 1994 increasing revenues by $11.9 million annually or 3.75% on Ohio regulated services. The alternative regulation commitments and new rates became effective May 6, 1994. CBT's authorized rate of return on capital will be 11.18%, but CBT can earn up to 11.93% in a monitoring period without any retargeting of rates. Earnings higher than 11.93% will trigger a revenue retargeting formula. This formula will allow for certain rates to be retargeted in the following monitoring period. This alternative regulation plan provides increased pricing flexibility in some areas, which allows CBT to be more responsive to customers and more competitive.

OPTIONAL INCENTIVE REGULATION

For interstate services, CBT began to operate under an Optional Incentive regulation (OIR) plan in January 1994. This is an alternative form of regulation for small and midsized companies with more emphasis on price regulation similar to price caps. The plan involves the following:

- -    OIR does not impose a productivity offset.
- -    CBT can retain higher levels of profit if it improves its productivity/
     efficiency up to a maximum of 12.75% under OIR versus 11.50% under rate of return regulation.
- -    Ratepayers benefit from efficiency gains because the gains are flowed through in the form of lower rates in the next tariff period when rates are retargeted to the authorized rate of return.
- -    CBT need not be permanently committed to OIR in contrast with price regulation.

In addition, CBT has more pricing flexibility. Rate changes and new services can be made on a 14 day notice without cost support if CBT sets rates no higher than a geographically adjacent price cap local exchange carrier. This allows CBT to be more responsive to customers and more competitive. Historical revenue requirements and demand are used instead of forecasts.

DEPRECIATION RATE CHANGES

The Federal Communications Commission (FCC) is required by the Communication Act of 1934 to prescribe the depreciation rates that are used to compute depreciation expense for communications common carriers. It is their practice to review and revise CBT's depreciation rates and amortizations once every three years, in conjunction with the PUCO and the Public Service Commission of Kentucky (PSCK). CBT, the FCC and the state commissions discuss data relative to CBT's plant, plans and asset life expectations, along with the depreciation rate and amortization proposals. At the conclusion of these meetings the FCC Common Carrier Bureau and state commissions make their recommendations. CBT then formally files for revised depreciation rates and amortizations that agree with the FCC, PUCO and PSCK recommendations to reach a settlement. This eventually culminates with a depreciation rate order issued by each jurisdiction which adopts new depreciation rates, amortizations and effective dates.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)



In January 1994, CBT completed a successful triennial depreciation represcription with regulators from the FCC, the PUCO and the PSCK. The new depreciation rates were effective January 1, 1994 in the interstate and Kentucky jurisdictions, and effective July 1, 1994 in the Ohio jurisdiction.

KENTUCKY FILING

During October 1994, CBT filed a proposal with the PSCK for new regulated rates for telephone services provided to its Kentucky customers. This proposal, if approved in its entirety, would result in uniform rates for basic service in CBT's Kentucky and Ohio metropolitan service areas and increase revenues by $3.4 million annually.

EFFECTS OF REGULATORY ACCOUNTING

CBT presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by SFAS 71, "Accounting for the Effects of Certain Types of Regulation". Under SFAS 71, CBT records certain assets and liabilities because of the actions of regulators. Amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. Typically, regulatory recovery periods are longer than the useful lives that otherwise might be used. Criteria that give rise to the discontinuance of SFAS 71 include increasing competition, which restricts CBT's ability to establish prices to recover specific costs, and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. CBT periodically reviews these criteria to ensure that continuing application of SFAS 71 is appropriate. In the event CBT determines that it no longer meets the criteria for following SFAS 71, the accounting impact to CBT would be an extraordinary non-cash charge to operations of an amount which would be material.


BUSINESS OUTLOOK

Cincinnati Bell operates businesses in several different markets. Each of the businesses has fluctuations in revenues and operating earnings as the result of the overall level, timing and terms of many contracts. These circumstances may increase the variability of financial results on a quarter-to-quarter basis.

Customer demands, technology, the preferences of policy makers and the convergence of other industries with the telecommunications industry are causes for increasing competition in the telecommunications industry for CBT. The range of communications services, the equipment available to provide and access such services and the number of competitors offering such services continue to increase. Federal and state regulators are encouraging changes that promote competition in the industry and CBT is evaluating these regulatory changes. These impacts are expected to make it very challenging to maintain and grow revenues. CBT is evaluating the way it conducts business in order to further improve customer responsiveness and quality. CBT is working on plans that, if approved by CBI management and the Board of Directors, would result in a significant redesign of the Company including a possible reduction in workforce. CBT expects to substantially complete the plan in the first part of 1995. If such a plan is adopted, the charges to earnings would be material.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)



CBIS primarily conducts its business under long-term contracts covering two markets. The first is the international market and the average contract length is two to five years. The contracts are for specific client telecommunication projects and after completion of the initial contract, CBIS generates maintenance revenues related to the project. During a contract period, CBIS has the opportunity to bid on additional business with its client. Due to the nature of the projects, CBIS is always in a competitive situation with respect to new bids.

The second is the market for data processing and support services for clients in the telecommunications industry. Contracts range in length from three to ten years and constitute the majority of CBIS's revenues. CBIS had eight contracts come up for renewal in 1993 and was successful in obtaining renewals for six contracts with an average life of four years. Although CBIS has achieved success in retaining these clients, the telecommunications industry is becoming highly competitive and CBIS will have to continue to provide high quality cost-competitive pricing in the future to retain these clients. CBIS has received indications from a current cellular billing client that they may not renew its contract when it ends in 1996. The revenues from this contract amounted to approximately five percent of CBIS's revenues through September 30, 1994. CBIS must continue to retain current data processing customers because a contract non-renewal from a significant customer could have a material impact on the future earnings of CBIS.

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

            27      Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        Cincinnati Bell Inc.






Date   November 14, 1994                /s/ Brian C. Henry
     ---------------------              ------------------------------------
                                        Brian C. Henry
                                        Executive Vice President and
                                        Chief Financial Officer