Form 10-K
CINCINNATI BELL INC /OH/
filed 1995-03-30
CIK 716133

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended December 31, 1994

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OR THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from _______ to _______

                          Commission file number 1-8519

CINCINNATI BELL INC.

           An Ohio                                      I.R.S. Employer
         Corporation                                    No. 31-1056105

                 201 East Fourth Street, Cincinnati, Ohio 45202
                          Telephone Number 513 397-9900
                 ----------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
       Title of each class                             on which registered
       -------------------                           -----------------------
Common Shares (par value $1.00 per share)            New York Stock Exchange
Preferred Share Purchase Rights                     Cincinnati Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                     --------------------------------------

     At February 28, 1995, there were 66,061,106 common shares outstanding.

     At February 28, 1995, the aggregate market value of the voting shares owned by non-affiliates was $1,370,817,819.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                      ------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1994 (Parts I, II and IV)
(2) Portions of the registrant's definitive proxy statement dated March 13, 1995 issued in connection with the annual meeting of shareholders (Part III)

                                TABLE OF CONTENTS

                                     PART I

Item                                                                        PAGE
----                                                                        ----
  1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

  2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .      7

  3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .      8

  4.    Submission of Matters to a Vote of the Security Holders. . . . .      9

                                     PART II

  5.    Market for the Registrant's Common Equity
        and Related Security Holder Matters. . . . . . . . . . . . . . .     12

  6.    Selected Financial Data. . . . . . . . . . . . . . . . . . . . .     12

  7.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . . . . .     12

  8.    Financial Statements and Supplementary Data. . . . . . . . . . .     12

  9.    Disagreements on Accounting and Financial Disclosure . . . . . .     12

                                    PART III

 10.    Directors and Executive Officers of Registrant . . . . . . . . .     12

 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . .     12

 12.    Security Ownership of Certain Beneficial Owners and Management .     12

 13.    Certain Relationships and Related Transactions . . . . . . . . .     12

                                     PART IV

 14.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K.     13

                             -----------------------
See page 10 for "Executive Officers of the Registrant".

                                     PART I


ITEM 1.  BUSINESS

GENERAL

     Cincinnati Bell Inc. (including its wholly owned subsidiaries, except as the context may otherwise require, the "Company") is incorporated under the laws of Ohio and has its principal executive offices at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number 513-397-9900).

     The Company is a holding company engaged in operations through its subsidiaries. Its principal subsidiaries are divided into three industry segments. The telephone operations segment, Cincinnati Bell Telephone Company ("CBT"), provides telecommunications services and products, mainly local service, network access and toll telephone services. The information systems segment, Cincinnati Bell Information Systems Inc. ("CBIS"), provides data processing and software development services for telecommunications and general business needs. The marketing services segment, MATRIXX Marketing Inc. ("MATRIXX"), provides telephone marketing, research, fulfillment and database services. Other businesses include Cincinnati Bell Long Distance Inc. ("CBLD") which provides resale of long distance telecommunications services and products as well as voice mail and paging services, Cincinnati Bell Directory Inc. ("CBD") which provides Yellow Pages and other directory products and services and information and advertising services, and companies having interests in cellular mobile telephone service, the purchase, sale and reconditioning of telecommunications and computer equipment, and the ownership of real estate used by the Company.


TELEPHONE OPERATIONS

     GENERAL. CBT is engaged principally in the business of furnishing telecommunications services and products, mainly local service, network access and toll telephone services, in four counties in southwestern Ohio, six counties in northern Kentucky and parts of two counties in southeastern Indiana. On December 31, 1994, CBT had approximately 877,000 network access lines in service. The principal cities in which CBT furnishes local service are Cincinnati, Norwood and Hamilton in Ohio and Covington, Newport and Florence in Kentucky. Approximately 98% of CBT's network access lines are in a single local service area. Other communications services offered by CBT include voice, data and video transmission, custom calling services and billing services. In addition, CBT is a sales agent for certain products and services of AT&T Corp. ("AT&T") and also sells products of other companies.

     CBT's local exchange, network access and toll telephone operations are subject to regulation by the regulatory authorities of the states in which it operates with respect to intrastate rates and services, issuance of securities and other matters. CBT is also subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to interstate rates, services and other matters.

     The lines provided by CBT to customer premises can be interconnected with the lines of other telephone companies in the United States and with telephone systems in most other countries. Interconnection is made through the facilities of interexchange carriers and local exchange carriers.

     The following table sets forth for CBT the number of network access lines at December 31:

                                                  Thousands
                                      ------------------------------------

                                      1994    1993    1992    1991    1990
Network Access Lines                  ----    ----    ----    ----    ----
                                       877     848     827     808     800

     Recurring charges for network access lines and other local services for the year ended December 31, 1994 accounted for approximately 45% of CBT revenues and sales.

     INTRASTATE RATES. Rates for intrastate services offered by CBT are either non-regulated by state regulatory authorities in Ohio and Kentucky or regulated by the Public Utilities Commission of Ohio (the "PUCO") and the Public Service Commission of Kentucky (the "PSCK"). Approximately 77% of CBT's 1994 revenues was derived from intrastate service. Approximately 82% of 1994 intrastate revenues was derived from Ohio service, approximately 18% was derived from Kentucky service and minor amounts were derived from Indiana and other states service. Of the total 1994 intrastate revenues, local service accounted for approximately 71%, intrastate long distance service and network access accounted for approximately 13% and miscellaneous revenue accounted for approximately 16% of such revenues.

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

     Pursuant to procedures established by the PUCO, local exchange companies are permitted to file plans proposing alternate forms of regulation for competitive services and basic service rates. CBT filed for a threshold increase in rates together with an alternative regulation proposal in 1993. Thereafter, CBT and the intervenors signed a settlement agreement which was approved by the PUCO on May 5, 1994 approving an alternative regulation plan and increasing revenues by $11.9 million annually or 3.75% on Ohio regulated services. The alternative regulation provisions and new rates became effective May 6, 1994. CBT's authorized rate of return on capital is 11.18%, but CBT can earn up to 11.93% in a monitoring period without any retargeting of rates. Earnings higher than 11.93% will trigger a revenue retargeting formula. This formula will allow for certain adjustments in the following monitoring period. This alternative regulation plan provides increased pricing flexibility in some areas, which allows CBT to be more responsive to customers and the market.

     In 1991, the PSCK issued an order amending its prior format to be used by local exchange companies in Kentucky for setting charges for intrastate access for interexchange carriers. In this order, the PSCK ordered that rates and regulations should mirror those of the FCC with certain exceptions that may be considered for future mirroring based on the merits of each situation.

     In October 1994, CBT filed a proposal with the PSCK for new regulated rates for telephone services provided to its Kentucky customers. This proposal, if approved in its entirety, would result in uniform rates for basic service in CBT's Kentucky and Ohio metropolitan service areas and increase revenues by $3.4 million annually.

     INTERSTATE RATES. Approximately 23% of CBT's 1994 revenues was derived from interstate and foreign services under FCC tariffs. The FCC has regulatory jurisdiction over services, rates and other matters relating to CBT's interstate operations. The FCC prescribes a uniform system of accounts applicable to telephone companies, separations procedures to be utilized in separating investments, revenues, expenses, taxes and reserves between the federal and state regulatory jurisdictions, and depreciation rates for interstate plant and facilities.

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

     CBT receives its principal interstate compensation from access charges paid by interexchange carriers and end users. Specifically, traffic sensitive switched access charges apply on a usage sensitive basis to recover costs associated with the use of CBT's switching and transmission facilities. Special access charges recover costs of private line connections. CBT's non-traffic sensitive costs are recovered from subscribers on a flat rate basis (Subscriber Line Charges) and from interexchange carriers on a usage sensitive basis (Carrier Common Line Charges). Residential and single line business Subscriber Line Charges have a cap of $3.50 and multi-line customers' Subscriber Line Charges have a $6.00 cap. The Carrier Common Line rate recovers the remaining non-traffic costs.

     For interstate services, CBT began to operate under an Optional Incentive Regulation ("OIR") plan in January 1994. This is an alternative form of regulation (i.e. departure from traditional rate of return regulation) for small and mid-sized companies. Under OIR more emphasis is placed on price regulation similar to price caps. In addition, CBT has some pricing flexibility. Rate changes can become effective on a 14-day notice without cost support if the rate changes do not increase "aggregate service basket" rates. New services can be offered on a 14-day notice without cost support if CBT sets rates no higher than a geographically adjacent price cap local exchange carrier. This allows CBT to be more responsive to customers and the market.

     In January 1994, CBT completed a successful triennial depreciation represcription with regulators from the FCC, the PUCO and the PSCK. The new depreciation rates were effective January 1, 1994 in the interstate and Kentucky jurisdictions, and were effective July 1, 1994 in the Ohio jurisdiction.

     COMPETITION. Customer demands, technology, the preferences of policy makers and the convergence of other industries with the telecommunications industry are causes for increasing competition in the telecommunications industry for CBT. The range of communications services, the equipment available to provide and access such services and the number of competitors offering such services continue to increase.

     CBT is redesigning and streamlining its processes and work activities to improve responsiveness to customer needs, permit more rapid introduction of new products and services, improve the quality of products and service offerings and reduce costs. On February 6, 1995, CBT announced the approval of a restructuring plan which ultimately will result in the reduction in CBT's workforce by approximately 800 employees. In addition, CBT has upgraded and will continue to upgrade its telephone plant and network and to explore new services and technologies as sound business judgment dictates. It has constructed several optical fiber rings in and around the metropolitan Cincinnati area to permit it to offer redundancy in telecommunications services for business customers. CBT offers custom calling features that include Caller ID, Call Return, Call Block, Priority Forward, Repeat Dialing and Number Privacy.

     Other means of communications that permit bypass of CBT's local exchange facilities either completely or partially are available and are growing, although CBT is unable to determine precisely to what extent such bypass may occur. Alternative access providers, cable companies and wireless providers have all made clear their intent to compete for segments of the local exchange business. In addition, interexchange carriers are creating new value-added services based on Signaling System 7 and Advanced Intelligent Network technologies, similar to those under development by the local exchange companies. CBT's competitors range from small service bureaus to large interexchange carriers and multi-state cellular companies to joint ventures and other combinations of telecommunications and other companies.

     During the fourth quarter 1994, two companies filed requests with the PUCO to offer basic local exchange telephone service within CBT's Ohio operating territory. CBT will actively participate in any proceedings which address the issue of local telecommunications competition.

     The effect of this competition on CBT will ultimately be determined by federal and state regulatory and legislative actions and the type, quality and cost of CBT's services. CBT continues to position itself in this rapidly changing and convergent environment in order to remain competitive.


INFORMATION SYSTEMS

     GENERAL. CBIS provides data processing and software development services for the telecommunications industry. CBIS is the leading supplier of billing solutions to the cellular telecommunications industry.

     During 1994, CBIS substantially completed its disposal and restructuring plan by divesting its holdings in CBIS Federal and other businesses, closing its foreign data center, eliminating other unprofitable domestic and international activities and restructuring the remaining CBIS operations. As a result, CBIS is now focusing on high volume billing and customer transaction solutions that serve wireless and wireline telecommunications companies.

     CBIS's principal domestic markets include cellular telephone providers and their resellers, inter-exchange carriers, independent telephone companies and regional Bell operating companies.

     Internationally, CBIS's principal markets include post, telegraph & telephone ("PTT's") organizations, mobile telecommunications providers and their resellers, and new competing networks. In the United Kingdom, CBIS Ltd. is an ISO-9001 certified supplier with TickIT accreditation.

     CBIS continues to develop open-systems, client-server billing applications that could serve wireline, wireless and interexchange companies. These new applications will form a foundation for more advanced solutions that CBIS expects to deliver to current and future clients.

     COMPETITION. The telecommunications information systems and services market is highly competitive. Such competition has increased in recent years and is likely to increase in the future. Some of CBIS's competitors have substantially greater financial and other resources more readily available than CBIS. Competition is based mainly on product quality, performance, price and the quality of client service. Except for the U.S. cellular telephone market (where CBIS serves cellular companies that have a significant portion of the market), CBIS has small market shares in the other areas of its business and faces vigorous competition.

     In March 1995, a service bureau client of CBIS that represents approximately five percent of CBIS's revenues decided not to renew its contract with CBIS. The current contract expires in 1997.


MARKETING SERVICES

     GENERAL. During 1994, MATRIXX became larger and more profitable because of its WATS Marketing acquisition in 1993 and its growth in its existing business. The majority of MATRIXX's customers come from the telecommunications, financial services, consumer products, high technology and direct marketing industries. MATRIXX concentrates on servicing business needs in the telephone marketing and related marketing service areas by offering an integrated package of services to its customers including, without limitation, inbound and outbound telephone marketing, business-to-business telephone marketing, marketing research, fulfillment, direct mail, database management, and facilities management.

     MATRIXX's inbound and outbound telephone marketing services enable clients to manage high volumes of inbound and outbound customer contacts in an environment of shared resources and also increases market awareness with rapid response to consumer requests for information or services. Its business-to-business telephone marketing provides sales and customer service personnel who act as the sales arm and/or marketing service representatives for the client. They take orders, sell by telephone and provide information about the client's promotion plans, quantity discounts and new products, both to retailers and distributors. MATRIXX's marketing research services assist clients in finding and qualifying customers before they offer a new product or service to the market. By offering full service marketing research, MATRIXX can support its clients in their strategic planning and tactical decision-making process. MATRIXX also designs customized client solutions for consumer markets with a dedicated staff and services uniquely tailored to the needs of each client.

     MATRIXX has international operations in Europe with headquarters in Paris and an office in the United Kingdom, offering business-to-business and business-to-consumer telephone marketing, including toll-free services, direct response services and facilities management.

     COMPETITION. The telephone marketing agency business in the United States is highly competitive, with MATRIXX's competitors ranging in size from very small firms offering special applications or short term projects to large independent firms and "in-house" divisions of potential client companies with size and capabilities equal to those of MATRIXX. The continued trend in the outsourcing of telephone marketing is important for MATRIXX's continued growth. The telephone marketing agency business in Europe is in the early stages of development. The business is very competitive and overcapacity exists in a market that has not developed very rapidly during the past several years. MATRIXX is one of several companies controlling a large portion of the French market.

OTHER BUSINESSES

     GENERAL. Most of the Company's business other than CBT, CBIS and MATRIXX is conducted by other subsidiaries of the Company or by partnerships in which the Company owns an interest.

     CBLD is a reseller of long distance telecommunications services. CBLD sells high-quality, competitively-priced long distance services and products to residence customers and small to medium-sized businesses in Ohio, Indiana, Kentucky, Western Pennsylvania and Michigan. CBLD also provides voice mail and paging services.

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

     The Company (through its wholly owned subsidiary, Cincinnati Bell Cellular Systems Company) is a limited partner with a 45% interest in a limited partnership (of which Ameritech Mobile Phone Service of Cincinnati, Inc. is the general partner) in the cellular mobile telephone service business in the Greater Cincinnati, Columbus and Dayton areas. Cincinnati Bell Cellular Systems Company has commenced a lawsuit against Ameritech Mobile Phone Service of Cincinnati, Inc. asking that the partnership be dissolved. See "Legal Proceedings".

     COMPETITION. CBLD, CBD and Cincinnati Bell Supply Company are faced with fierce competition from businesses offering similar products and services. Their success will be determined by how well they meet the changing needs of their customers.

RELATIONSHIP WITH AT&T

     The Company and its subsidiaries are parties to several agreements with AT&T and its affiliates pursuant to which the Company and its subsidiaries either purchase equipment, materials, services and advice from AT&T and its affiliates or derive significant revenues from AT&T and its affiliates by providing to them network services, information management systems and marketing services. With the completion of the merger of AT&T and McCaw Cellular Communications Inc., in 1994, the Company's revenues from AT&T (combined with McCaw) have increased compared to prior years. During 1994, the Company's revenues from AT&T (excluding network access revenues) were approximately $228 million or 18.6% of the Company's consolidated revenues, and the Company's purchases of goods and services from AT&T and its affiliates were approximately $80 million. For 1994 revenues from AT&T (combined with McCaw) accounted for 45% of the information systems segment revenues.

CAPITAL ADDITIONS

     The Company has been making large expenditures for construction of telephone plant and investments in its existing subsidiaries and new businesses. By reinvesting in its telephone plant, the Company expects to be able to introduce new products and services, respond to competitive challenges and increase the operating efficiency and productivity of its network.

     The following is a summary of capital additions for the years 1990 through 1994:

                                Dollars in Thousands
     ---------------------------------------------------------------------------
                                   Investments in
             Telephone Plant    Existing Subsidiaries     Total Capital
              Construction       and New Businesses         Additions
              ------------       ------------------         ---------
1994            $112,755              $ 43,419              $156,174
1993            $111,595              $123,816              $235,411
1992            $ 94,956              $ 45,100              $140,056
1991            $115,931              $ 77,417              $193,348
1990            $127,690              $156,645              $284,335

     The total investment in telephone plant increased from approximately $1,221 million at December 31, 1989 to approximately $1,447 million at December 31, 1994, after giving effect to retirements but before deducting accumulated depreciation at either date.

     Anticipated capital additions in 1995 for the Company including all subsidiaries are approximately $140 million, of which $100 million is for telephone plant.

EMPLOYEES

     At December 31, 1994 the Company and its subsidiaries had approximately 15,600 employees. CBT and CBIS had approximately 2,500 employees covered under collective bargaining agreements with the Communications Workers of America ("CWA"), which is affiliated with the AFL-CIO. Those agreements expire in May 1996 for CBT and September 1996 for CBIS.

     In November 1994, CBT presented a separation offer to 18 of its senior managers, 12 of whom accepted the offer. In February 1995, the Company approved a restructuring plan for CBT which will result in the need for fewer people to operate that business. In all, CBT expects to eliminate approximately 800 management and hourly positions by 1997.

BUSINESS SEGMENT INFORMATION

     The amounts of revenues, operating income, assets, capital additions and depreciation and amortization attributable to each of the business segments of the Company for the year ended December 31, 1994 is set forth in the table relating to business segment information in Note 21 of the Notes to Financial Statements in the Company's annual report to security holders, and such table is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The property of the Company is principally telephone plant which does not lend itself to description by character and location of principal units. Other property of the Company is principally computer equipment, computer software, furniture and fixtures.

     The gross investment in telephone plant and other property, in thousands of dollars, at December 31, 1994 was as follows:

          Telephone Plant
             Land, buildings and leasehold improvements             $   184,847
             Central office equipment                                   551,619
             Connecting lines (not on customer premises)                578,921
             Station equipment                                           28,538
             Furniture, fixtures, vehicles and other                     88,341
             Telephone plant under construction                          15,145
                                                                      ---------
                               Total telephone plant                  1,447,411
                                                                      ---------

          Other Property
             Information systems                                        175,256
             Marketing services                                          62,811
             Other                                                       41,288
                                                                     ----------
                               Total other property                     279,355
                                                                     ----------

          Total                                                      $1,726,766
                                                                     ----------
                                                                     ----------

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

     In March 1995, CBIS entered into a build-to-suit lease agreement for a new office building and data center in Maitland, Florida. Under the terms of the agreement, the lease is a 15 year lease term with four 5-year renewal options. The office building will contain 125,000 square feet and the data center will be in a separate building of 60,000 square feet. The annual base rent will be approximately $3.7 million for an initial total commitment of $55.5 million over the 15 year term.

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

     On April 20, 1983, the Company and Anixter Bros., Inc. ("Anixter") formed a joint venture (the "Joint Venture") for the purpose of engaging in the distribution of electrical wire and cable, cable television products and telephone and communications products. The Joint Venture was to terminate on December 31, 1993. On November 11, 1993, the Company filed a Complaint against Anixter and the Joint Venture in the Court of Common Pleas for Hamilton County contending that Anixter refused to compensate the Company for the going concern value of the Joint Venture and that the managing partner failed to account properly for revenues and expenses of the Joint Venture. On December 14, 1993, Anixter removed the case to the federal district court for the Southern District of Ohio, and on December 16, 1993 filed its Answer and Counterclaim contending that the Company wrongfully competed with the Joint Venture. On January 10, 1994, the Company filed a motion to remand the case to state court contending that the federal court lacked jurisdiction. On November 25, 1994, the Company filed a petition for mandamus in the U.S. Court of Appeals for the Sixth Circuit asking that court to order the District Court to remand the case to the state court. CINCINNATI BELL INC. V. ANIXTER BROS., INC., ET AL.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

----------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT (DURING 1994).

     The names, ages and positions of the executive officers of the Company are as follows:

Name                        Age                      Title
----                        ---                      -----
                      (as of 3/31/95)

Dwight H. Hibbard (a,b)     71          Chairman of the Board

John T. LaMacchia (a,b)     53          President and Chief Executive Officer

Raymond R. Clark (a)        57          Executive Vice President
                                        and Chief Executive Officer of
                                        Cincinnati Bell Telephone Company

Brian C. Henry              38          Executive Vice President and
                                        Chief Financial Officer

David J. Lahey (c)          56          Executive Vice President

William H. Zimmer III       41          Secretary and Treasurer

Donald E. Hoffman (d)       56          Senior Vice President  of
                                        Cincinnati Bell Telephone Company

Scott Aiken (e)             59          Vice President of
                                        Cincinnati Bell Telephone Company

James F. Orr (f)            49          President and Chief Executive
                                        Officer of CBIS

William D. Baskett III      55          General Counsel and Chief
                                        Legal Officer

Barbara J. Stonebraker      50          Senior Vice President of
                                        Cincinnati Bell Telephone Company


(a)  Member of the Board of Directors

(b)  Member of the Executive Committee

(c) Served as President and Chief Executive Officer of CBIS and Chairman of MATRIXX until December 31, 1994.

(d)  Served as an officer until February 28, 1995.

(e)  Served as an officer until December 30, 1994.

(f) Effective January 1, 1995, Mr. Orr was elected President and Chief Executive Officer of CBIS.

Officers are elected annually but are removable at the discretion of the Board of Directors.

DWIGHT H. HIBBARD, Chairman of the Board since January 1, 1985; Chief Executive Officer of the Company, 1985-September 30, 1993; Chairman of Cincinnati Bell Telephone Company, 1985-October 31, 1993. Director of Teradyne, Inc.

JOHN T. LAMACCHIA, President and Chief Executive Officer of the Company since October 1, 1993; President of the Company since January 1, 1988; Chief Operating Officer of the Company, 1988-September 30, 1993; Chairman of Cincinnati Bell Information Systems Inc. since October 1988. Director of Multimedia, Inc. and The Kroger Company.

RAYMOND R. CLARK, Executive Vice President of the Company since January 1, 1987; Chief Executive Officer of Cincinnati Bell Telephone Company since January 1, 1988; President since January 1, 1987. Director of Star Banc Corporation, Ohio National Life Insurance Company and Xtek, Inc.

BRIAN C. HENRY, Executive Vice President and Chief Financial Officer of the Company since March 29, 1993; Vice President and Chief Financial Officer of Mentor Graphics, February 1986 to March 28, 1993.

DAVID J. LAHEY, Executive Vice President of the Company since January 1, 1993; President and Chief Executive Officer of CBIS, February 4, 1994-December 31, 1994; Chairman of MATRIXX Marketing Inc., January 1, 1993-December 31, 1994; President and Chief Executive Officer of MATRIXX Marketing Inc., February 2, 1989 December 31, 1992.

WILLIAM H. ZIMMER III, Secretary and Treasurer of the Company since August 1, 1991; Secretary and Assistant Treasurer of the Company, December 1, 1988-July 31, 1991.

DONALD E. HOFFMAN, Senior Vice President of Cincinnati Bell Telephone Company January 1, 1990-February 28, 1995.

SCOTT AIKEN, Vice President of Cincinnati Bell Telephone Company, May 13, 1985-December 30, 1994.

JAMES F. ORR, President and Chief Executive Officer of CBIS since January 1, 1995; Chief Operating Officer of CBIS, February 4, 1994-December 31, 1994; President and Chief Executive Officer of MATRIXX Marketing Inc., January 1, 1993-December 31, 1994; Vice President-Market Development, January 1, 1989-December 31, 1992.

WILLIAM D. BASKETT III, General Counsel and Chief Legal Officer of the Company since July 1993; Partner of Frost & Jacobs since 1970.

BARBARA J. STONEBRAKER, Senior Vice President of Cincinnati Bell Telephone Company since 1990.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

     Cincinnati Bell Inc. (symbol: CSN) common shares are listed on the New York Stock Exchange and on the Cincinnati Stock Exchange. As of February 28, 1995 there were approximately 21,553 holders of record of the 66,061,106 outstanding Common Shares of the Company. The high and low sales prices and dividends declared per common share each quarter for the last two fiscal years are listed below:

Quarter                         1st          2nd           3rd           4th
--------------------------------------------------------------------------------
1994     High                   $18 7/8      $17 1/2       $20 1/8       $19 1/2
         Low                    $15 1/2      $15 3/8       $16           $16 3/4
         Dividend Declared      $   .20      $   .20       $   .20       $   .20


1993     High                   $23          $24 3/8       $23 1/2       $24
         Low                    $16 1/8      $21           $19 1/8       $17 7/8
         Dividend Declared      $   .20      $   .20       $   .20       $   .20

ITEMS 6 THROUGH 8.

         The Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Supplementary Data required by these items are included in the registrant's annual report to security holders for the fiscal year ended December 31, 1994 included in Exhibit 13 and are incorporated herein by reference pursuant to General Instruction G(2).


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disagreements with accountants on any accounting or financial disclosure occurred during the period covered by this report.


                                    PART III

ITEMS 10 THROUGH 13.

     Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report under the caption "Executive Officers of the Registrant" since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A.

     The other information required by these items is included in the registrant's definitive proxy statement dated March 13, 1995 in the first paragraph on page 2, the accompanying notes on page 2 and the last paragraph on page 2, the information under "Election of Directors" on pages 6 and 7, the information under "Share Ownership of Directors and Officers" on pages 4 and 5, the information under "Executive Compensation" on pages 12 through 16, and the information under "Compensation Committee Interlocks and Insider Participation" on page 4. The foregoing is incorporated herein by reference pursuant to General Instruction G(3).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)   Documents filed as part of this report:

      (1)   Consolidated Financial Statements:                             Page
                                                                           ----

            Report of Management . . . . . . . . . . . . . . . . . . . . .  *

            Report of Independent Accountants. . . . . . . . . . . . . . .  *

            Consolidated Statements of Income. . . . . . . . . . . . . . .  *

            Consolidated Statements of Common Shareowners' Equity. . . . .  *

            Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .  *

            Consolidated Statements of Cash Flows. . . . . . . . . . . . .  *

            Notes to Financial Statements. . . . . . . . . . . . . . . . .  *

     (2)    Financial Statement Schedule:

            Report of Independent Accountants. . . . . . . . . . . . . . .  22

            II  - Valuation and Qualifying Accounts. . . . . . . . . . . .  23


     Financial statements and financial statement schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.


-------------------------

* Incorporated herein by reference to the appropriate portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1994. (See Part II)

     (3)  Exhibits

     Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.

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

                       Indenture dated July 1, 1993 between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell, Inc.
                       7 1\4% Notes Due June 15, 2023.  Exhibit 4-A to
                       Form 8-K, date of report July 12, 1993, File No. 1-8519.

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

(10)(iii)(A)(1)(i)*    Short Term Incentive Plan of Cincinnati Bell Inc., as
                       amended February 3, 1986.  (Exhibit (10)(iii)(A)(1) to
                       Form 10-K for 1986, File No. 1-8519).

(10)(iii)(A)(1)(ii)*   Amendment to Short Term Incentive Plan of Cincinnati Bell
                       Inc. (effective December 5, 1988).  (Exhibit
                       (10)(iii)(A)(1)(ii) to Form 10-K for 1988, File No.
                       1-8519).


-----------------------
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(10)(iii)(A)(2)(i)*    Cincinnati Bell Inc. Senior Management Long Term
                       Incentive Plan, as amended January 1, 1984.  (Exhibit
                       (10)(iii)(A)(2) to Form 10-K for 1986, File No. 1-8519).

(10)(iii)(A)(2)(ii)*   Amendment to Cincinnati Bell Senior Management Long Term
                       Incentive Plan (effective December 5, 1988).  (Exhibit
                       (10)(iii)(A)(2)(ii) to Form 10-K for 1988, File No.
                       1-8519).

(10)(iii)(A)(3)*       Cincinnati Bell Inc. Deferred Compensation Plan for
                       Non-Employee Directors, as amended July 1, 1983.
                       (Exhibit (10)(iii)(A)(3) to Form 10-K for 1986, File No.
                       1-8519).

(10)(iii)(A)(4)(i)*    Cincinnati Bell Inc. Pension Program, as amended
                       effective June 5, 1989.  (Exhibit (10)(iii)(A)(4) to Form
                       10-K for 1989, File No. 1-8519).

(10)(iii)(A)(4)(ii)*   Cincinnati Bell Inc. Pension Program, as amended
                       effective November 4, 1991.

(10)(iii)(A)(5)*       Cincinnati Bell Inc. 1988 Incentive Award Deferral Plan,
                       as amended (effective November 11, 1988).  (Exhibit
                       (10)(iii)(A)(5) to Form 10-K for 1988, File No. 1-8519).

(10)(iii)(A)(6)(i)*    Cincinnati Bell Inc. Senior Management Incentive Award
                       Deferral Plan, as amended January 1, 1984.  (Exhibit
                       (10)(iii)(A)(6) to Form 10-K for 1986, File No. 1-8519).

(10)(iii)(A)(6)(ii)*   Amendment to Cincinnati Bell Senior Management Incentive
                       Award Deferral Plan (effective December 5, 1988).
                       (Exhibit (10)(iii)(A)(6)(ii) to Form 10-K for 1988, File
                       No. 1-8519).

(10)(iii)(A)(7)(i)*    Executive Employment Agreement dated December 1, 1987
                       between the Company and Dwight H. Hibbard.  (Exhibit
                       (10)(iii)(A)(8) to Form 10-K for 1987, File No. 1-8519).

(10)(iii)(A)(7)(ii)*   Amendment to Executive Employment Agreement dated
                       November 4, 1991 between the Company and Dwight H.
                       Hibbard.  (Exhibit (10)(iii)(A)(8)(ii) to Form 10-K for
                       1991, File No. 1-8519).

(10)(iii)(A)(7)(iii)*  Amendment to Executive Employment Agreement Dated April
                       20, 1992 between the Company and Dwight H. Hibbard.

(10)(iii)(A)(7)(iv)*   Amendment to Executive Employment Agreement dated
                       February 4, 1994 between the Company and Dwight H.
                       Hibbard.  (Exhibit (10)(iii)(A)(8)(iii) to Form 10-K for
                       1993, File No. 1-8519).

(10)(iii)(A)(8)*       Executive Employment Agreement dated December 1, 1987
                       between the Company and John T. LaMacchia.  (Exhibit
                       (10)(iii)(A)(10) to Form 10-K for 1987, File No. 1-8519).


-----------------------
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(10)(iii)(A)(9)*       Executive Employment Agreement dated December 1, 1987
                       between the Company and Raymond R. Clark.  (Exhibit
                       (10)(iii)(A)(11) to Form 10-K for 1987, File No. 1-8519).

(10)(iii)(A)(10)*      Compensation Agreement between the Company and Sheldon
                       Horing, effective January 1, 1991.  (Exhibit
                       (10)(iii)(A)(12) to Form 10-K for 1991, File No. 1-8519).

(10)(iii)(A)(11)*      Separation and Consulting Agreement and Waiver and
                       Release between the Company and Sheldon Horing effective
                       March 11, 1994.

(10)(iii)(A)(12)*      Employment Agreement dated as of April 1, 1988 between
                       the Company and David J. Lahey.  (Exhibit
                       (10)(iii)(A)(16) to Form 10-K for 1991, as amended, File
                       No. 1-8519).

(10)(iii)(A)(13)*      Employment Agreement dated as of February 7, 1994 between
                       the Company and David J. Lahey.  (Exhibit
                       (10)(iii)(A)(13) to Form 10-K for 1993, File No. 1-8519).

(10)(iii)(A)(14)*      Executive Employment Agreement dated as of March 29, 1993
                       between the Company and Brian C. Henry.  (Exhibit
                       (10)(iii)(A)(14) to Form 10-K for 1993, File No. 1-8519).

(10)(iii)(A)(15)(i)*   Employment Agreement dated as of January 1, 1989 between
                       the Company and James F. Orr.  (Exhibit
                       (10)(iii)(A)(15)(i) to Form 10-K for 1993, File No.
                       1-8519).

(10)(iii)(A)(15)(ii)*  Amendment to Employment Agreement dated as of June 30,
                       1993 between the Company and James F. Orr.  (Exhibit
                       (10)(iii)(A)(15)(ii) to Form 10-K for 1993, File No.
                       1-8519).

(10)(iii)(A)(16)*      Employment Agreement dated as of December 31, 1993
                       between the Company and James F. Orr.  (Exhibit
                       (10)(iii)(A)(16) to Form 10-K for 1993, File No. 1-8519).

(10)(iii)(A)(17)(i)*   Employment Agreement dated as of August 19, 1994 between
                       the Company and James F. Orr.

(10)(iii)(A)(17)(ii)*  Amendment to Employment Agreement dated as of October 31,
                       1994 between the Company and James F. Orr.

(10)(iii)(A)(18)*      Employment Agreement dated as of December 30, 1994
                       between the Company and Barbara J. Stonebraker.

(10)(iii)(A)(19)*      Separation Agreement and Waiver and Release between the
                       Company and Donald E.  Hoffman dated December 21, 1994.

(10)(iii)(A)(20)(i)*   Cincinnati Bell Inc. Executive Deferred Compensation
                       Plan.  (Exhibit (10)(iii)(A)(17) to Form 10-K for 1993,
                       File No. 1-8519).


----------------------
*Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(10)(iii)(A)(20)(ii)*  Amendment to Cincinnati Bell Inc. Executive Deferred
                       Compensation Plan effective January 1, 1994.

(10)(iii)(A)(21)(i)*   Cincinnati Bell Inc. 1988 Long Term Incentive Plan.
                       (Exhibit (10)(iii)(A)(12)(i) to Form 10-K for 1988, File
                       No. 1-8519).

(10)(iii)(A)(21)(ii)*  Amendment to Cincinnati Bell Inc. 1988 Long Term
                       Incentive Plan effective December 5, 1988.  (Exhibit
                       (10)(iii)(A)(12)(ii) to Form 10-K for 1988, File No.
                       1-8519).

(10)(iii)(A)(22)*      Cincinnati Bell Inc. 1988 Stock Option Plan for
                       Non-Employee Directors.  (Exhibit (10) (iii)(A)(13) to
                       Form 10-K for 1988, File No. 1-8519).

(10)(iii)(A)(23)*      Cincinnati Bell Inc. 1989 Stock Option Plan.  (Exhibit
                       (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(24)*      Cincinnati Bell Inc. Retirement Plan for Outside
                       Directors.  (Exhibit (10)(iii)(A)(21) to Form 10-K for
                       1993, File No. 1-8519).

(11)                   Computation of Earnings (Loss) per Common Share.

(12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

(13) Portions of the Cincinnati Bell Inc. annual report to security holders for the fiscal year ended December 31, 1994 as incorporated by reference including the Selected Financial Data, Report of Management, Report of Independent Accountants, Management's Discussion and Analysis and Consolidated Financial Statements.

(21)                   Subsidiaries of the Registrant.

(23)                   Consent of Independent Accountants.

(24)                   Powers of Attorney.

(27)                   Financial Data Schedules.

(99)(a)                Annual Report on Form 11-K for the Cincinnati Bell Inc.
                       Retirement Savings Plan (formerly the Cincinnati Bell Inc. Savings Plan for Salaried Employees) for the year 1994 will be filed by amendment on or before June 30, 1995.

(99)(b)                Annual Report on Form 11-K for the Cincinnati Bell Inc.
                       Savings and Security Plan for the year 1994 will be filed by amendment on or before June 30, 1995.

(99)(c)                Annual Report on Form 11-K for the MATRIXX Marketing Inc.
                       Profit Sharing/401(k) Plan for the year 1994 will be filed by amendment on or before June 30, 1995.

(99)(d) Annual Report on Form 11-K for the CBIS Retirement and Savings Plan for the year 1994 will be filed by amendment on or before June 30, 1995.

----------------------
*Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

     The Company will furnish, without charge, to a security holder upon request, a copy of the documents, portions of which are incorporated by reference (Annual Report to security holders and proxy statement), and will furnish any other exhibit at cost.

(b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CINCINNATI BELL INC.

March 28, 1995                          By /s/ Brian C. Henry
                                           -----------------------------
                                            Brian C. Henry,
                                            Executive Vice President and
                                            Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                               Title                           Date
---------                               -----                           ----
                                        Principal Executive Officer;
                                        President, Chief Executive
JOHN T. LAMACCHIA*                      Officer and Director
-------------------------------
John T. LaMacchia

                                        Principal Accounting and
                                        Financial Officer; Executive
                                        Vice President and
BRIAN C. HENRY*                         Chief Financial Officer
-------------------------------
Brian C. Henry

JOHN F. BARRETT*                        Director
-------------------------------
John F. Barrett

PAUL W. CHRISTENSEN, JR.*               Director
-------------------------------
Paul W. Christensen, Jr.

RAYMOND R. CLARK*                       Director
-------------------------------
Raymond R. Clark

PHILLIP R. COX*                         Director
-------------------------------
Phillip R. Cox

WILLIAM A. FRIEDLANDER*                 Director
-------------------------------
William A. Friedlander

                                        Chairman of the Board and
DWIGHT H. HIBBARD*                      Director
-------------------------------
Dwight H. Hibbard

ROBERT P. HUMMEL, M.D.*                 Director
-------------------------------
Robert P. Hummel, M.D.

Signature                               Title                           Date
---------                               -----                           ----


JAMES D. KIGGEN*                        Director
-------------------------------
James D. Kiggen

MARY D. NELSON*                         Director
-------------------------------
Mary D. Nelson

DAVID B. SHARROCK*                      Director
-------------------------------
David B. Sharrock



*By /s/ Brian C. Henry                                            March 28, 1995
    ------------------------------------
    Brian C. Henry
    as attorney-in-fact and on his behalf
    as Executive Vice President and
    Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareowners of
Cincinnati Bell Inc.

Our report on the consolidated financial statements of Cincinnati Bell Inc. has been incorporated by reference in this Form 10-K from page 23 of the 1994 annual report of Cincinnati Bell Inc. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule on page 23 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Cincinnati, Ohio
February 13, 1995

                                                                     Schedule II

                              CINCINNATI BELL INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of Dollars)

-----------------------------------------------------------------------------------------------------------------------------

                 COL. A                                         COL. B            COL. C              COL. D         COL. E

-----------------------------------------------------------------------------------------------------------------------------
                                                                                 Additions          Deductions
                                                                          -----------------------   ----------
                                                                              (1)           (2)
                                                              Balance at                  Charged      Balance
Description                                                    Beginning  Charged to     to Other                     at End
                                                               of Period   Expenses      Accounts                   of Period

-----------------------------------------------------------------------------------------------------------------------------
Year 1994
    Allowance for doubtful accounts. . . . . . . . . . . . .    $ 14,031   $ 11,099    $  2,966 (a)   $ 14,040 (b)   $ 14,056
    Accrual for disposal and restructuring . . . . . . . . .    $ 35,385   $ (2,000)   $      0       $ 22,309       $ 11,076
    Deferred tax valuation allowance . . . . . . . . . . . .    $  3,391   $   (985)   $ 21,015       $      0       $ 23,421

Year 1993
    Allowance for doubtful accounts. . . . . . . . . . . . .    $  6,705   $ 14,614    $  4,121 (a)   $ 11,409 (b)   $ 14,031
    Accrual for disposal and restructuring . . . . . . . . .    $ 10,545   $ 35,385    $      0       $ 10,545       $ 35,385
    Deferred tax valuation allowance . . . . . . . . . . . .    $  6,711   $ (3,881)   $    561       $      0       $  3,391

Year 1992
    Allowance for doubtful accounts. . . . . . . . . . . . .    $  4,959   $  8,225    $  5,140 (a)   $ 11,619 (b)   $  6,705
    Accrual for disposal and restructuring . . . . . . . . .    $  9,991   $ 10,545    $      0       $  9,991       $ 10,545
    Deferred tax valuation allowance . . . . . . . . . . . .    $  5,419   $      0    $  1,292       $      0       $  6,711

---------------
(a) Primarily includes amounts previously written off which were credited directly to this account when recovered and an allocation of the purchase price for receivables purchased from Interexchange Carriers.

(b) Primarily includes amounts written off as uncollectible.