Form 10-Q
period 1995-03-31
CINCINNATI BELL INC /OH/
filed 1995-05-12
CIK 716133

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             ---     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to          .
                                             --------    ---------

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

          At April 30, 1995, 66,195,237 Common Shares were outstanding

Form 10-Q Part I                                            Cincinnati Bell Inc.

                         PART I - FINANCIAL INFORMATION

            CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
                (Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)


                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                             -----------------------
                                                                               1995           1994
                                                                             --------       --------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $331,817       $292,069
                                                                             --------       --------
Costs and Expenses
  Operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . .      168,818        153,426
  Plant and building services. . . . . . . . . . . . . . . . . . . . . .       47,017         40,081
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .       39,443         37,165
  Taxes other than income taxes. . . . . . . . . . . . . . . . . . . . .       24,927         24,684
  Special charges. . . . . . . . . . . . . . . . . . . . . . . . . . . .      132,000             --
                                                                             --------       --------
    Total Costs and Expenses . . . . . . . . . . . . . . . . . . . . . .      412,205        255,356
                                                                             --------       --------
    Operating Income (Loss). . . . . . . . . . . . . . . . . . . . . . .      (80,388)        36,713

Other Income (Expense) - Net . . . . . . . . . . . . . . . . . . . . . .           48            602
Interest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,764         12,394
                                                                             --------       --------
Income (Loss) Before Income Taxes and Cumulative
  Effect of Accounting Change. . . . . . . . . . . . . . . . . . . . . .      (93,104)        24,921

Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (33,509)         9,275
                                                                             --------       --------
Income (Loss) Before Cumulative Effect of Accounting Change. . . . . . .      (59,595)        15,646

Cumulative Effect of Accounting Change . . . . . . . . . . . . . . . . .           --         (2,925)
                                                                             --------       --------
Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(59,595)      $ 12,721
                                                                             --------       --------
                                                                             --------       --------
Earnings (Loss) Per Common Share
  Income (Loss) Before Cumulative Effect of Accounting Change. . . . . .     $   (.90)      $    .24
  Cumulative Effect of Accounting Change . . . . . . . . . . . . . . . .           --           (.04)
                                                                             --------       --------
  Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . . . . . .         (.90)           .20
                                                                             --------       --------
                                                                             --------       --------
Dividends Declared per Common Share. . . . . . . . . . . . . . . . . . .     $    .20       $    .20
                                                                             --------       --------
                                                                             --------       --------
Weighted Average Number of Common Shares Outstanding (000) . . . . . . .       66,046         65,083


Retained Earnings at Beginning of Period . . . . . . . . . . . . . . . .     $246,568       $227,392

  Add:  Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . . .      (59,595)        12,721

  Deduct:  Common Dividends. . . . . . . . . . . . . . . . . . . . . . .       13,217         13,042
           Pension Liability Adjustment  . . . . . . . . . . . . . . . .           --          1,021
                                                                             --------       --------
Retained Earnings at End of Period . . . . . . . . . . . . . . . . . . .     $173,756       $226,050
                                                                             --------       --------
                                                                             --------       --------

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                            March 31,    December 31,
                                                                              1995           1994
                                                                           ----------     ----------
ASSETS
Current Assets
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .   $   91,241     $   78,368
  Receivables less allowances of $17,532 and $14,056 . . . . . . . . . .      224,185        246,122
  Material and supplies. . . . . . . . . . . . . . . . . . . . . . . . .       15,161         15,988
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,860         29,180
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .       35,455         28,984
                                                                           ----------     ----------
                                                                              396,902        398,642
                                                                           ----------     ----------
Property, Plant and Equipment
  Telephone plant. . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,458,437      1,447,411
  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . .     (571,558)      (556,004)
                                                                           ----------     ----------
                                                                              886,879        891,407
                                                                           ----------     ----------
  Other property . . . . . . . . . . . . . . . . . . . . . . . . . . . .      279,878        279,355
  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . .     (142,744)      (134,587)
                                                                           ----------     ----------
                                                                              137,134        144,768
                                                                           ----------     ----------
                                                                            1,024,013      1,036,175
                                                                           ----------     ----------
Other Assets
  Goodwill and other intangibles . . . . . . . . . . . . . . . . . . . .      204,229        197,425
  Investments in unconsolidated entities . . . . . . . . . . . . . . . .       48,486         48,809
  Deferred charges and other . . . . . . . . . . . . . . . . . . . . . .       40,951         42,397
                                                                           ----------     ----------
                                                                              293,666        288,631
                                                                           ----------     ----------

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,714,581     $1,723,448
                                                                           ----------     ----------
                                                                           ----------     ----------

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
  Debt maturing in one year. . . . . . . . . . . . . . . . . . . . . . .   $   70,395     $   68,689
  Accounts payable and accrued liabilities . . . . . . . . . . . . . . .      144,586        179,658
  Accrued disposal and restructuring costs . . . . . . . . . . . . . . .       36,084         11,076
  Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       55,037         61,054
  Advanced billing and customers' deposits . . . . . . . . . . . . . . .       33,305         38,793
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . .       32,527         24,067
                                                                           ----------     ----------
                                                                              371,934        383,337
                                                                           ----------     ----------

Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      527,793        528,255
                                                                           ----------     ----------

Deferred Credits and Other Long-Term Liabilities
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .      128,987        164,059
  Unamortized investment tax credits . . . . . . . . . . . . . . . . . .       15,773         16,191
  Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . .      188,540         79,204
                                                                           ----------     ----------
                                                                              333,300        259,454
                                                                           ----------     ----------

Shareowners' Equity
  Common shares-$1 par value; authorized shares-240,000,000. . . . . . .       66,083         65,948
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .      241,733        239,507
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .      173,756        246,568
  Foreign currency translation adjustment. . . . . . . . . . . . . . . .          (18)           379
                                                                           ----------     ----------
                                                                              481,554        552,402
                                                                           ----------     ----------

Total Liabilities and Shareowners' Equity. . . . . . . . . . . . . . . .   $1,714,581     $1,723,448
                                                                           ----------     ----------
                                                                           ----------     ----------

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                             -----------------------
                                                                               1995           1994
                                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(59,595)      $ 12,721
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .       39,443         37,165
  Special charges. . . . . . . . . . . . . . . . . . . . . . . . . . . .      132,000              -
  Cumulative effect of accounting change . . . . . . . . . . . . . . . .           --          4,500
  Provision for loss on receivables. . . . . . . . . . . . . . . . . . .        4,408          1,649
  Other-net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,354          3,366
 Changes in assets and liabilities:
  Decrease in receivables. . . . . . . . . . . . . . . . . . . . . . . .       11,481          2,434
  Decrease (increase) in other current assets. . . . . . . . . . . . . .         (852)           980
  Decrease in accounts payable and accrued liabilities . . . . . . . . .      (25,045)       (16,594)
  Decrease in accrued disposal and restructuring costs . . . . . . . . .       (2,992)        (4,553)
  Increase (decrease) in other current liabilities . . . . . . . . . . .       (3,058)         3,544
  Increase (decrease) in deferred income taxes and unamortized
   investment tax credits. . . . . . . . . . . . . . . . . . . . . . . .      (41,961)        10,073
  Decrease in other assets and liabilities-net . . . . . . . . . . . . .          652            384
                                                                             --------       --------
   Net cash provided by operating activities . . . . . . . . . . . . . .       57,835         55,669
                                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures-telephone plant . . . . . . . . . . . . . . . . .      (21,397)       (32,107)
  Capital expenditures-other . . . . . . . . . . . . . . . . . . . . . .       (3,605)        (8,058)
  Acquisitions, net of cash acquired . . . . . . . . . . . . . . . . . .      (17,668)            --
  Other-net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,786         10,994
                                                                             --------       --------
   Net cash used in investing activities . . . . . . . . . . . . . . . .      (33,884)       (29,171)
                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in notes payable. . . . . . . . . . . . . . . . . . . . . .        1,728        (14,272)
  Principal payments on long-term debt . . . . . . . . . . . . . . . . .         (744)        (2,908)
  Proceeds from issuance of common shares. . . . . . . . . . . . . . . .          973          3,497
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (13,205)       (12,999)
                                                                             --------       --------
   Net cash used in financing activities . . . . . . . . . . . . . . . .      (11,248)       (26,682)
                                                                             --------       --------
Effect of exchange rate changes on cash and cash equivalents . . . . . .          170            134
                                                                             --------       --------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . .       12,873            (50)

Cash and cash equivalents at beginning of period . . . . . . . . . . . .       78,368          8,668
                                                                             --------       --------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . .     $ 91,241       $  8,618
                                                                             --------       --------
                                                                             --------       --------
Cash paid for:
  Interest (net of amount capitalized) . . . . . . . . . . . . . . . . .     $  4,500       $  4,005
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 10,158       $  1,079


See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


(1) BASIS OF PRESENTATION - The consolidated financial statements of Cincinnati Bell Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Notes (2), (3), (4) and (8). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

     The consolidated financial statements include the accounts of Cincinnati Bell Inc. ("CBI") and its wholly owned subsidiaries (the "Company"). The Company operates in three industry segments. The telephone operations segment includes Cincinnati Bell Telephone Company ("CBT") which provides telecommunications services and products. The information systems segment includes Cincinnati Bell Information Systems Inc. ("CBIS") which provides data processing services and software development services. The marketing services segment includes MATRIXX Marketing Inc. ("MATRIXX") which provides telephone marketing, research, fulfillment and database services.

(2) BUSINESS RESTRUCTURING - In the first quarter 1995, the Company approved a restructuring plan for CBT and CBI. The restructuring plan will result in the need for fewer people to operate the businesses. In all, CBT expected to eliminate approximately 800 management and hourly positions. The majority of the reduction in CBT's workforce is expected to result from an offer of early retirement incentives to eligible employees. The retirement incentive offer increases by five years each eligible employee's age and years of service for purposes of calculating pension benefits. In addition, retiring employees will receive an enhancement to their pensions equal to two weeks pay for every year of service, but not to exceed one year's pay.

     Employee response to the early retirement offer and other financial incentives being offered by CBT exceeded CBT's initial expectations. Over 1,300 employees have accepted the early retirement offer including approximately 1,000 hourly employees. The Company can delay the retirement date of the hourly employees over the next two years.

     The Company recorded $132 million of special charges in the first quarter 1995 to reflect the cost of restructuring programs at CBT and CBI. The charges reduced net income by $84.1 million or $1.27 per common share. The programs include charges to be incurred for workforce reductions and for other restructuring activities.

     The charges included approximately $61 million primarily for pension enhancements and $54 million of curtailment losses for postretirement health care costs. Also included in the charges were $5 million for lease termination costs, $5 million for vacation buyout and severance pay and the remainder for other costs of the restructuring.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                                   (Unaudited)


     The pension and postretirement charges will not require cash outflows in the near term. Some of the pension costs will be funded by the Company's pension plans. Estimated cash outflows for 1995, 1996 and 1997 are $9 million, $11 million, $7 million, respectively. The principal use of the cash outflow will be to pay the non-qualified portion of lump sum pension distributions to employees retiring under this offer. CBT expects to record non-cash settlement gains of approximately $9 million associated with the lump sum pension distributions through March 1997.

(3) DISPOSAL AND RESTRUCTURING OF CBIS OPERATIONS - For the three months ended March 31, 1995 a total of $3 million net was charged to the disposal and restructuring reserve that was established in 1993. Charges to the reserve required cash outlays of approximately $2.6 million. Included in the charges are primarily costs for discontinued products and contingencies related to businesses sold. The Company believes that the reserve of $8.1 million at March 31, 1995 is adequate to provide for estimated future costs associated with a lease termination, discontinued products and contingencies related to businesses sold.

(4) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information, in millions of dollars, is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:


                                                           For the Three Months
                                                             Ended March 31,
                                                          ---------------------
                                                            1995         1994
                                                          ---------------------
     Revenues. . . . . . . . . . . . . . . . . . . . .     $153.3       $146.3

     Costs and Expenses. . . . . . . . . . . . . . . .     $249.6       $122.7

     Income (Loss) Before Cumulative Effect
       of Accounting Change. . . . . . . . . . . . . .     $(63.2)      $ 13.6

     Cumulative Effect of Accounting
       Change. . . . . . . . . . . . . . . . . . . . .     $   --       $ (2.4)

     Net Income (Loss) . . . . . . . . . . . . . . . .     $(63.2)      $ 11.2


     Results for the three months ended March 31, 1995, include special charges of $124 million for restructuring CBT's operations as described in note
     (2). These charges reduced CBT's net income by $79.0 million or $1.20 per common share.

     Results for the three months ended March 31, 1994, include two significant non-recurring charges. In 1994 the Company, including CBT, adopted SFAS 112, "Employers' Accounting for Postemployment Benefits", thereby reducing CBT's net income by $2.4 million, net of a deferred tax benefit. In addition, CBT recognized $2.5 million in incremental postretirement expenses resulting from adjusting deferred amounts to a level that is expected to be recovered in regulated rates. This adjustment reduced net income by $1.6 million. CBT had received approval from the Public Utilities Commission of Ohio ("PUCO") in 1993 to defer these incremental postretirement expenses.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                                   (Unaudited)


                                                        March 31,   December 31,
                                                           1995          1994
                                                       -----------  -----------
     Current Assets. . . . . . . . . . . . . . . .       $  179.5      $  187.9
     Telephone Plant-Net . . . . . . . . . . . . .          896.3         901.6
     Other Noncurrent Assets . . . . . . . . . . .           17.7          21.0
                                                         --------      --------
     Total Assets. . . . . . . . . . . . . . . . .       $1,093.5      $1,110.5
                                                         --------      --------
                                                         --------      --------
     Current Liabilities . . . . . . . . . . . . .       $  135.3      $  148.3
     Noncurrent Liabilities. . . . . . . . . . . .          260.2         195.0
     Long-Term Debt. . . . . . . . . . . . . . . .          312.3         312.3
     Common Shareowner's Equity. . . . . . . . . .          385.7         454.9
                                                         --------      --------
     Total Liabilities and Shareowner's Equity . .       $1,093.5      $1,110.5
                                                         --------      --------
                                                         --------      --------


(5) CONTINGENCIES - The Company, which has a 45% interest in a cellular partnership, is seeking to dissolve the partnership because of poor performance. The Company has pursued this litigation to maximize the value of this asset for the benefit of the shareholders. There are many possible outcomes of this litigation. The potential impact of a settlement from the lawsuit is an extremely broad range depending upon the form of distribution and the amount of damages awarded. At this time, the Company is unable to determine a range but the Company believes it will recover its $44 million investment in the partnership.

(6) AT&T RELATIONSHIP - The Company derives significant revenues from AT&T and its affiliates by providing network services, information management systems, and marketing services. With the completion of the merger of AT&T and McCaw Cellular Communications Inc. in the third quarter of 1994, the Company's revenues from AT&T as combined with McCaw have increased when compared to prior periods. Revenues (excluding network access charges) from AT&T accounted for 21% of the Company's consolidated revenues and 49% of the information systems segment's revenues for the three months ended March 31, 1995.

(7) INTEREST RATE AND CURRENCY EXCHANGE SWAP - The Company has an interest rate and foreign currency swap agreement in place to reduce the impact of changes in interest rates and foreign currency exchange rates. The Company accrues interest on a notional amount of 225 million French francs. The approximate effective rate is such that net interest expense is based on the interest cost implicit in the contract measured in French francs (approximately 11%). Net amounts due to or from the counterparty are reflected in interest expense in the periods in which they accrue. The net effect of the swap for the first three months of 1995 and 1994 was to increase expense by $1.2 million and $1.1 million, respectively. For the first three months the swap also increased the Company's average interest rate from 7.7% to 8.5% in 1995 and from 7.2% to 7.9% in 1994.

(8) ACQUISITION - In March 1995, CBIS acquired X International of Bristol, England for cash and the acquisition was accounted for using the purchase method. X International provides billing software development services for telecommunications companies in Europe.

     Incident to this acquisition, CBIS acquired the on-going software development projects of X International. Of the purchase price, $2.5 million was allocated to these in-process research and development costs and then written-off resulting in a non-recurring charge reducing net income by approximately $1.5 million or $.02 per common share.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                                   (Unaudited)


(9) BUSINESS SEGMENT INFORMATION - The Company operates primarily in three industry segments, Telephone Operations, Information Systems and Marketing Services. The Company's business segment information is as follows:


                                                          For the Three Months
                                                             Ended March 31,
                                                         -----------------------
     Millions of Dollars                                  1995            1994
     ---------------------------------------------------------------------------
     Revenues
       Telephone Operations
          Local Service                                $   85.5        $   77.9
          Network Access                                   36.8            36.9
          Long Distance                                     8.6             9.7
          Other                                            22.4            21.8
                                                       --------        --------
          Total                                           153.3           146.3
       Information Systems                                 90.1            80.6
       Marketing Services                                  70.6            50.6
       Other                                               36.0            31.5
       Intersegment Revenues                              (18.2)          (16.9)
                                                       --------        --------
          Total                                        $  331.8        $  292.1
     ---------------------------------------------------------------------------
     Intersegment Revenues
       Telephone Operations                            $    5.3        $    5.9
       Information Systems                                 11.0             9.9
       Marketing Services                                   0.6             0.0
       Other                                                1.3             1.1
                                                       --------        --------
          Total                                        $   18.2        $   16.9
     ---------------------------------------------------------------------------
     Operating Income (Loss)
       Telephone Operations                            $  (96.2)       $   23.6
       Information Systems                                  8.0             4.0
       Marketing Services                                   8.0             4.4
       Other                                               (0.2)            4.7
                                                       --------        --------
          Total                                        $  (80.4)       $   36.7
     ---------------------------------------------------------------------------
     Assets
       Telephone Operations                            $1,093.5        $1,091.0
       Information Systems                                242.7           292.4
       Marketing Services                                 273.7           235.3
       Other                                              104.7            36.5
                                                       --------        --------
          Total                                        $1,714.6        $1,655.2
     ---------------------------------------------------------------------------
     Capital Additions
       Telephone Operations                            $   21.6        $   34.0
       Information Systems                                  8.0            11.7
       Marketing Services                                  12.7             1.3
       Other                                                0.6             2.2
                                                       --------        --------
          Total                                        $   42.9        $   49.2
     ---------------------------------------------------------------------------
     Depreciation and Amortization
       Telephone Operations                            $   27.9        $   26.9
       Information Systems                                  7.1             6.3
       Marketing Services                                   3.7             3.2
       Other                                                0.7             0.8
                                                       --------        --------
          Total                                        $   39.4        $   37.2
     ---------------------------------------------------------------------------

     Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets used in the operations of the segment.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

CONSOLIDATED
The Company's consolidated net loss for the first quarter 1995 was $59.6 million compared with net income of $12.7 million in 1994. Loss per common share was $.90 in the first quarter compared to earnings per common share of $.20 for the first quarter of 1994. The results for the first quarter of 1995 included $132 million of special charges and a non-recurring charge of $2.5 million. The special and non-recurring charges reduced net income by $85.6 million or $1.29 per common share.

Results for the first quarter of 1994 included a charge for the cumulative effect of the adoption of the accounting standard for postemployment benefits which reduced net income by $2.9 million or $.04 per common share.

The following discussion should be read in conjunction with the consolidated financial statements and segment data. Results for interim periods may not be indicative of the results for the full year.

BUSINESS RESTRUCTURING

During the first quarter of 1995, the Board of Directors approved a restructuring plan for CBT and CBI. These actions resulted in $132 million of pre-tax special charges being recorded in the first quarter of 1995. The charges, principally related to pension enhancements and associated postretirement health costs, are based on retirements and other costs of employee separations.

The majority of the restructuring charges, $124 million, was recorded by CBT. CBT announced in February, 1995 that it would eliminate approximately 800 management and hourly employees by 1997 through early retirement incentives. CBT's plan was developed over the past year by its Business Transition Team and involves the re-engineering of the telephone operations to streamline the fundamental processes and work activities at CBT. Implementation of the plan is expected to position CBT to better respond in an increasingly competitive business environment.

CBT has reorganized its functions into 12 processes designed to streamline work and put into place a management team responsible for the processes. Other elements will be adopted over the next several years. CBT will develop advanced information systems that will help to respond to changing expectations of its customers. Costs in 1995 will increase to develop advanced information systems, which are expected to be incurred prior to the release of many of the employees from the workforce. CBT estimates that the restructuring, when fully implemented in 1997, should result in a savings of approximately $50 million from current projections of its annual operating expenses. The specific future financial impacts on CBT's earnings are uncertain and will depend upon the regulatory treatment of the restructuring charges and the related cost savings.

The remaining restructuring charges of $8 million were recorded by CBI. The restructuring plan included early retirement incentives similar to CBT's as well as voluntary separations.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


TELEPHONE OPERATIONS

                                 For the Three Months
                                   Ended March 31,                Change
                                 --------------------             ------
(In millions)                     1995         1994         Amount           %
                                 ------       ------        ------          --
Revenues
    Local service               $  85.5      $  77.9       $   7.6          10
    Network access                 36.8         36.9           (.1)         --
    Long distance                   8.6          9.7          (1.1)        (11)
    Other                          22.4         21.8            .6           3
                                -------      -------       -------
      Total                     $ 153.3      $ 146.3       $   7.0           5

Costs and expenses
    Special charges             $ 124.0      $    --       $ 124.0          --
    Operating expenses            125.5        122.7           2.8           2
                                -------      -------       -------
                                $ 249.5      $ 122.7       $ 126.8

Access lines (000)                  885          856            29           3
Minutes of Use (In millions)
    Interstate                      624          574            50           9
    Intrastate                      237          242            (5)         (2)


Continued growth in access lines and new rates in Ohio effective in May 1994 accounted for $4.8 million of the first quarter increase in local service revenues. The remainder of the increase of $2.8 million was primarily from increased customer usage of central office features and directory assistance.

Network access revenues had decreases in Ohio intrastate carrier common line rates that were offset by increases from settlements and higher end usage caused by access line growth. Long distance revenues decreased from lower settlements with interexchange carriers and independent companies. Other telephone operations revenues increased from higher billing and collection services provided.

Contract services for systems development increased $3.4 million. Depreciation and amortization expenses increased $1 million as a result of the impact of rate represcriptions in Ohio which became effective in July 1994. First quarter 1994 expenses include a nonrecurring charge for postretirement benefit costs which had been deferred with regulatory approval. CBT expensed $2.5 million of the deferred costs to adjust the deferred costs to a level expected to be recovered in its new alternative regulation plan.

INFORMATION SYSTEMS


                              For the Three Months
                                Ended March 31,                Change
                              --------------------             ------
(In millions)                  1995         1994         Amount           %
                              ------       ------        ------          --
Revenues                      $ 90.1       $ 80.6        $  9.5          12

Costs and expenses            $ 82.1       $ 76.6        $  5.5           7

Revenues from data processing and professional services increased $13.4 million as a consequence of strong subscriber growth in the cellular industry somewhat offset by lower net prices. Revenues from international clients for the development of telecommunications solutions were $3.9 million lower in the first three months of 1995 when compared to the same period in 1994. This resulted from the substantial completion of a long-term contract and the timing of revenue recognition under long-term contracts.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


Costs and expenses increased primarily from increased data processing costs related to the revenue growth for services provided to the cellular industry and higher research and development expenses. Included in research and development expenses is $2.5 million of non-recurring charges related to the expensing of in-process research and development costs of X International which was acquired in March 1995 (See Note 8 of Notes to Financial Statements). Sales and marketing and general and administrative costs were lower in 1995 as the result of workforce reductions.

MARKETING SERVICES


                              For the Three Months
                                Ended March 31,                Change
                              --------------------             ------
(In millions)                  1995         1994         Amount           %
                              ------       ------        ------          --
Revenues                      $ 70.6       $ 50.6        $ 20.0          40

Costs and expenses            $ 62.6       $ 46.2        $ 16.4          35

Revenues increased $12.1 million from a large contract with a major provider of satellite broadcast services which began in mid-1994. Revenues from inbound services had a $2.5 million increase from services provided to AT&T. Revenues from outbound services increased $2.6 million as a result of generating more net business with existing customers. International revenues increased $1.5 million from a new customer satisfaction program and additional business.

Costs and expenses increased at a lower rate than revenues in the first quarter reflecting continuing cost management efforts. The increased costs and expenses came primarily from labor costs for workforce additions, benefit costs and long distance telephone costs of $8.9 million, $1.3 million and $1.7 million, respectively. A significant portion of the increased labor costs were from the satellite broadcast services contract mentioned above. General and administrative expenses increased $2.9 million from expenses associated with information systems and systems design. MATRIXX's international activities continued to improve modestly toward break even.

OTHER


                              For the Three Months
                                Ended March 31,                Change
                              --------------------             ------
(In millions)                  1995         1994         Amount           %
                              ------       ------        ------          --
Revenues                      $ 36.0       $ 31.5        $  4.5          14

Costs and expenses
   Special charges            $  8.0       $   --        $  8.0          --
   Operating expenses           29.0         28.2            .8           3
                              ------       ------        ------
                              $ 37.0       $ 28.2        $  8.8          31

The revenue increase was principally the result of $3.1 million of higher sales in the equipment supply business for computers, leased equipment and scrap commodities. The remaining increase was due to continued improvement from sales campaigns in the directory business and additional customers and higher usage in the long distance re-selling business.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


INTEREST EXPENSE

Interest expense for the first quarter 1995 was comparable with the first quarter 1994. The interest related to the Company's swap agreement was $1.2 million for the first quarter 1995 and $1.1 million for the first quarter 1994. The interest expense for the swap will continue to increase as interest is accrued on the principal and unpaid interest costs. The accrued interest on the French franc loan segment of the swap is 138 million French francs or $25.3 million at March 31, 1995. The Company has decided not to hedge the currency risk associated with the accrued interest because the financial risk is immaterial to the Company's financial position. The swap agreement increased the Company's weighted average interest rate from 7.7% to 8.5% for the first quarter 1995 as compared to an increase from 7.2% to 7.9% for the first quarter 1994.

INCOME TAXES

Lower income before taxes was the principal reason for the decrease in income taxes. The Company's effective tax rate was 36.0% for the three months ended March 31, 1995 and 37.2% for the three months ended March 31, 1994. The effective tax rate, excluding the special and non-recurring charges, would have been 37.1% for the three months ended March 31, 1995.

EFFECT OF CHANGES IN CURRENCY EXCHANGE RATES

Included in the Statements of Income for the three months ended March 31, 1995 are an offsetting currency transaction loss and gain. The currency transaction loss relates to interest accrued on the Company's swap agreement. The currency transaction gain relates to receivables on international contracts.


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

Cash provided by operating activities, which is the Company's primary source of liquidity, was $57.8 million during the first quarter 1995, an increase of $2.1 million over the first quarter 1994. The surplus of cash provided over cash used increased cash and cash equivalents. Cash was used to fund capital expenditures, acquisitions and dividends. Cash proceeds from the issuance of common shares was lower for the first three months 1995 compared to the first three months 1994 by $2.5 million. This was the result of various employee savings plans purchasing common shares on the open market rather than by new issues of the Company's common shares.

The Company's most significant investing activity continued to be capital expenditures which were $25 million during the three months ended March 31, 1995, a decrease of $15.2 million from the same three months in 1994. The decrease reflects approximately $9 million fewer expenditures for digital switching equipment at CBT which converted to the North American Numbering Plan throughout 1994. Requirements for additional updating of facilities will be continuously evaluated based on customer and market demand and engineering economics. Capital expenditures for 1995 are expected to be approximately $140 million of which approximately $100 million is for CBT.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


CBT could decide that in order to remain competitive in the future, it must aggressively pursue a strategy of expanding its offerings beyond its traditional business. Any capital spending increases would not be entirely incremental or additive as reductions would be achieved in other areas. CBT may wish to enter other businesses through investments and strategic alliances with established companies in such businesses and through the development of such capabilities internally. Such transactions could require substantial capital which could be generated internally and from external sources.

Receivables at March 31, 1995 decreased $22 million from December 31, 1994 balances primarily as the result of the collection of receivables at CBT, MATRIXX and CBIS. The collections of receivables at CBT and CBIS include amounts from certain contracts. Accounts payable and accrued liabilities decreased $35 million from December 31, 1994. The decrease was caused by payments for the WATS acquisition contingency, employee-related costs and software and hardware upgrades that were accrued for at December 31, 1994. Non-current deferred income taxes were $35 million lower over the same comparable period as a result of the tax benefit for the special charges related to the restructuring program recorded in the first quarter 1995. Other long-term liabilities increased principally from pension and postretirement liabilities as a result of the business restructuring.

REGULATORY MATTERS

KENTUCKY FILING
During October 1994 CBT filed a proposal with the Public Service Commission of Kentucky ("PSCK") for new regulated rates for telephone services provided to its Kentucky customers. This proposal, if approved in its entirety, would result in uniform rates for basic service in CBT's Kentucky and Ohio metropolitan service areas and increase revenues by $3.4 million annually. An order from the PSCK is expected in the second quarter 1995.

EFFECTS OF REGULATORY ACCOUNTING

CBT presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS 71, CBT records certain assets and liabilities because of the actions of regulators. Amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. Typically, regulatory recovery periods are longer than the useful lives that otherwise might be used. Criteria that could give rise to the discontinuance of SFAS 71 include increasing competition, which would restrict CBT's ability to establish prices to recover specific costs, and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. CBT periodically reviews these criteria to ensure that continuing application of SFAS 71 is appropriate. If CBT was required to discontinue the accounting prescribed in SFAS 71, there would be a significant non-cash charge to operations. It is expected that the minimum after-tax charge would be at least $60 million. The actual non-cash charge could be much higher depending on many factors including CBT's business strategy as well as judgments of both competitive impact and technology changes at the time.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


COMPETITION

Cincinnati Bell operates businesses in several different markets. Each of the businesses has fluctuations in revenues and operating earnings as the result of the overall level, timing and terms of many contracts. There is also a business risk that a customer will decide to perform services in-house or move its business to a competitor if the services do not meet price and performance standards. These circumstances may increase the variability of financial results on a period to-period basis.

OUTLOOK

The Company's 1995 revenues may not grow at the same rate as in 1994 because revenues generated from the WATS operations for 1994 and 1995 will be on a comparable basis.

CBT's revenues are expected to increase but could be offset by a potential decline in its customer base from increased competition. CBT is redesigning and streamlining its processes and work activities to improve responsiveness to customer needs, permit more rapid introduction of new products and services, improve the quality of product and service offerings and reduce costs. With disposal and restructuring activities substantially completed, CBIS expects to improve operating margins and broaden its client base. CBIS will concentrate heavily to build on its core business in the cellular market. The cellular market will be the principal driver for CBIS's growth this year. The continued trend in the outsourcing of telemarketing is important for MATRIXX's continued growth. Continuing to add strategic clients and effectively integrating these clients is expected to contribute to MATRIXX's profitability in 1995. The other Company businesses expect to continue to grow by offering superior value, quality and customer service.

The Company has general and specific risks that could effect trends in future operating results. Some of the risks include international contracts, sustaining the quality of customer service during downsizing and sustaining high levels of revenues from certain customers.

The Company continues to review opportunities for acquisitions and divestitures for all its businesses to enhance shareowner value.

Form 10-Q Part II                                           Cincinnati Bell Inc.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders of the Company held on April 17, 1995 the shareholders elected three officers, ratified the Company's auditors and did not approve two shareholder proposals. Phillip R. Cox was elected as a director with 54,115,418 common shares voting for election and 2,579,507 common shares voting against election. William A. Friedlander was elected as a director with 54,142,763 common shares voting for election and 2,552,162 common shares voting against election. John T. LaMacchia was elected as a director with 52,105,795 common shares voting for election and 4,589,130 common shares voting against election. Coopers & Lybrand L.L.P. was ratified as the Company's auditors with 54,705,508 common shares voting for ratification, 1,251,933 common shares voting against ratification and 737,484 common shares abstaining. The first shareholder proposal was for the Board of Directors to adopt and implement a policy actively seeking a purchaser to acquire the Company. The proposal was not approved with 41,085,783 common shares voting against the proposal, 7,229,585 common shares voting for the proposal, 1,589,719 common shares abstaining and 6,789,838 broker non-votes. The second shareholder proposal was that no further monetary benefits of any kind accrue to the corporation's officers, over and above those already covenanted. The proposal was not approved with 35,075,387 common shares voting against the proposal, 13,470,026 common shares voting for the proposal, 1,359,674 common shares abstaining and 6,789,838 broker non-votes.

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

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Cincinnati Bell Inc.





Date   May 12, 1995                    /s/ Brian C. Henry
     ----------------                  -------------------------------
                                       Brian C. Henry
                                       Executive Vice President and
                                       Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549




                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

                  for the quarterly period ended March 31, 1995



                              CINCINNATI BELL INC.

             (Exact Name of Registrant as specified in its charter)


                                    EXHIBITS

INDEX TO EXHIBITS

                  Filed Pursuant to Item 601 of Regulation S-K



     Exhibit
       No.                      Title of Exhibit                  Page
     -------        -----------------------------------------     ----
      (11)          Computation of Earnings per Common Share        *

      (27)          Financial Data Schedule                         *