Form 10-Q
period 1995-06-30
CINCINNATI BELL INC /OH/
filed 1995-08-10
CIK 716133

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


            x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          ----       OF THE SECURITIES EXCHANGE ACT OF 1934

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
     Yes  X  .  No     .
        -----     -----

          At July 31, 1995, 66,331,888 Common Shares were outstanding.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                         PART I - FINANCIAL INFORMATION

            CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
                (Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                                                               For the Three Months         For the Six Months
                                                                                  Ended June 30,                Ended June 30,
                                                                            -----------------------       -----------------------
                                                                              1995           1994           1995           1994
                                                                            --------       --------       --------       --------

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $334,071       $299,844       $665,888       $591,913
                                                                            --------       --------       --------       --------
Costs and Expenses
  Operating expenses . . . . . . . . . . . . . . . . . . . . . . . . .       165,207        154,745        334,025        308,171
  Plant and building services. . . . . . . . . . . . . . . . . . . . .        48,348         42,538         95,365         82,619
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .        39,822         36,879         79,265         74,044
  Taxes other than income taxes. . . . . . . . . . . . . . . . . . . .        24,334         23,202         49,261         47,886
  Special charges. . . . . . . . . . . . . . . . . . . . . . . . . . .             -              -        132,000              -
                                                                            --------       --------       --------       --------
     Total Costs and Expenses. . . . . . . . . . . . . . . . . . . . .       277,711        257,364        689,916        512,720
                                                                            --------       --------       --------       --------

     Operating Income (Loss) . . . . . . . . . . . . . . . . . . . . .        56,360         42,480        (24,028)        79,193

Other Income (Expense) - Net . . . . . . . . . . . . . . . . . . . . .           (11)          (192)            37            410
Interest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,217         12,498         25,981         24,892
                                                                            --------       --------       --------       --------

Income (Loss) Before Income Taxes and
 Cumulative Effect of Accounting Change. . . . . . . . . . . . . . . .        43,132         29,790        (49,972)        54,711

Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,118         11,070        (17,391)        20,345
                                                                            --------       --------       --------       --------

Income (Loss) Before Cumulative Effect of
 Accounting Change . . . . . . . . . . . . . . . . . . . . . . . . . .        27,014         18,720        (32,581)        34,366

Cumulative Effect of Accounting Change . . . . . . . . . . . . . . . .             -              -              -         (2,925)
                                                                            --------       --------       --------       --------
Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 27,014       $ 18,720       $(32,581)      $ 31,441
                                                                            --------       --------       --------       --------
                                                                            --------       --------       --------       --------

Earnings (Loss) Per Common Share
  Income (Loss) Before Cumulative Effect of
  Accounting Change. . . . . . . . . . . . . . . . . . . . . . . . . .      $    .41       $    .28       $   (.49)       $   .52
  Cumulative Effect of Accounting Change . . . . . . . . . . . . . . .             -              -              -           (.04)
                                                                            --------       --------       --------       --------
  Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . . . . .      $    .41       $    .28       $   (.49)      $    .48
                                                                            --------       --------       --------       --------
                                                                            --------       --------       --------       --------

Dividends Declared per Common Share. . . . . . . . . . . . . . . . . .      $    .20       $    .20       $    .40       $    .40
                                                                            --------       --------       --------       --------
                                                                            --------       --------       --------       --------
Weighted Average Number of Common Shares
 Outstanding (000) . . . . . . . . . . . . . . . . . . . . . . . . . .        66,216         65,311         66,131         65,197

Retained Earnings at Beginning of Period . . . . . . . . . . . . . . .      $173,756       $226,050       $246,568       $227,392

  Add:  Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . .        27,014         18,720        (32,581)        31,441

  Deduct:  Common Dividends. . . . . . . . . . . . . . . . . . . . . .        13,261         13,074         26,478         26,116
           Pension Liability Adjustment. . . . . . . . . . . . . . . .             -              -              -          1,021
           Issuance of Common Shares Under
             Employee Plans. . . . . . . . . . . . . . . . . . . . . .            53              -             53              -
                                                                            --------       --------       --------       --------

Retained Earnings at End of Period . . . . . . . . . . . . . . . . . .      $187,456       $231,696       $187,456       $231,696
                                                                            --------       --------       --------       --------
                                                                            --------       --------       --------       --------

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                           June 30,          December 31,
                                                                                             1995                1994
                                                                                          ----------         -----------
ASSETS
Current Assets
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .          $   83,774          $   78,368
  Receivables less allowances of $16,871 and $14,056 . . . . . . . . . . . . . .             240,889             246,122
  Material and supplies. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15,403              15,988
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              32,172              29,180
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              31,703              28,984
                                                                                          ----------          ----------
                                                                                             403,941             398,642
Property, Plant and Equipment
  Telephone plant. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,477,762           1,447,411
  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .            (594,911)           (556,004)
                                                                                          ----------          ----------
                                                                                             882,851             891,407
                                                                                          ----------          ----------
  Other property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             274,621             279,355
  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .            (141,470)           (134,587)
                                                                                          ----------          ----------
                                                                                             133,151             144,768
                                                                                          ----------          ----------
                                                                                           1,016,002           1,036,175
                                                                                          ----------          ----------
Other Assets
  Goodwill and other intangibles . . . . . . . . . . . . . . . . . . . . . . . .             202,055             197,425
  Investments in unconsolidated entities . . . . . . . . . . . . . . . . . . . .              49,887              48,809
  Deferred charges and other . . . . . . . . . . . . . . . . . . . . . . . . . .              41,360              42,397
                                                                                          ----------          ----------
                                                                                             293,302             288,631
                                                                                          ----------          ----------

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $1,713,245          $1,723,448
                                                                                          ----------          ----------
                                                                                          ----------          ----------

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
  Debt maturing in one year. . . . . . . . . . . . . . . . . . . . . . . . . . .          $  112,103          $   68,689
  Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . . .             161,953             179,658
  Accrued disposal and restructuring costs . . . . . . . . . . . . . . . . . . .              32,763              11,076
  Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              32,058              61,054
  Advanced billing and customers' deposits . . . . . . . . . . . . . . . . . . .              30,670              38,793
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .              23,073              24,067
                                                                                          ----------          ----------
                                                                                             392,620             383,337
                                                                                          ----------          ----------
Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             491,278             528,255
                                                                                          ----------          ----------
Deferred Credits and Other Long-Term Liabilities
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             124,461             164,059
  Unamortized investment tax credits . . . . . . . . . . . . . . . . . . . . . .              15,362              16,191
  Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .             189,720              79,204
                                                                                          ----------          ----------
                                                                                             329,543             259,454
                                                                                          ----------          ----------

Shareowners' Equity
  Common shares-$1 par value; authorized shares-240,000,000. . . . . . . . . . .              66,308              65,948
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .             246,040             239,507
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             187,456             246,568
  Foreign currency translation adjustment. . . . . . . . . . . . . . . . . . . .                   -                 379
                                                                                          ----------          ----------
                                                                                             499,804             552,402
                                                                                          ----------          ----------
Total Liabilities and Shareowners' Equity. . . . . . . . . . . . . . . . . . . .          $1,713,245          $1,723,448
                                                                                          ----------          ----------
                                                                                          ----------          ----------

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                                       For the Six Months
                                                                                                         Ended June 30,
                                                                                                 ----------------------------
                                                                                                   1995                1994
                                                                                                 --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $(32,581)           $ 31,441
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .                   79,265              74,044
  Special charges. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  132,000                   -
  Cumulative effect of accounting change . . . . . . . . . . . . . . . . . . . .                        -               2,925
  Provision for loss on receivables. . . . . . . . . . . . . . . . . . . . . . .                    4,996               2,871
  Other-net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    1,783               7,026
 Changes in assets and liabilities:
  Increase in receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .                     (761)            (14,833)
  Decrease (increase) in other current assets. . . . . . . . . . . . . . . . . .                   (2,407)              5,410
  Increase (decrease) in accounts payable and
   accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (10,001)              3,656
  Decrease in accrued disposal and restructuring costs . . . . . . . . . . . . .                   (6,313)            (15,486)
  Decrease in other current liabilities. . . . . . . . . . . . . . . . . . . . .                  (35,496)             (2,299)
  Increase (decrease) in deferred income taxes and unamortized
   investment tax credits. . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (58,508)              8,436
  Decrease in other assets and liabilities-net . . . . . . . . . . . . . . . . .                   15,246               8,177
                                                                                                 --------            --------

    Net cash provided by operating activities. . . . . . . . . . . . . . . . . .                   87,223             111,368
                                                                                                 --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures-telephone plant . . . . . . . . . . . . . . . . . . . . .                  (45,214)            (66,605)
  Capital expenditures-other . . . . . . . . . . . . . . . . . . . . . . . . . .                   (7,851)            (14,862)
  Acquisitions, net of cash acquired . . . . . . . . . . . . . . . . . . . . . .                  (18,087)                  -
  Other-net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    9,009               9,593
                                                                                                 --------            --------

    Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .                  (62,143)            (71,874)
                                                                                                 --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in notes payable. . . . . . . . . . . . . . . . . . . . . . . . . .                    3,485              (9,443)
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .                   (1,411)             (2,073)
  Proceeds from issuance of common shares. . . . . . . . . . . . . . . . . . . .                    5,156               4,541
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (26,422)            (26,049)
                                                                                                 --------            --------
    Net cash used in financing activities. . . . . . . . . . . . . . . . . . . .                  (19,192)            (33,024)
                                                                                                 --------            --------

Effect of exchange rate changes on cash and cash equivalents . . . . . . . . . .                     (482)                705
                                                                                                 --------            --------

Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . .                    5,406               7,175

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . .                   78,368               8,668
                                                                                                 --------            --------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . .                 $ 83,774            $ 15,843
                                                                                                 --------            --------
                                                                                                 --------            --------
Cash paid for:
  Interest (net of amount capitalized) . . . . . . . . . . . . . . . . . . . . .                 $ 22,799            $ 21,722
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $ 40,917            $ 11,681

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(1) BASIS OF PRESENTATION - The consolidated financial statements of Cincinnati Bell Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Notes (2), (3), (4) and
     (8). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K and the current year's previously issued Form 10-Q.

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

(2) BUSINESS RESTRUCTURING - In the first quarter 1995, the Company approved a restructuring plan for CBT and CBI. The restructuring plan results in the need for fewer people to operate the businesses. In all, CBT expected to eliminate approximately 800 management and hourly positions. The majority of the reduction in CBT's workforce will be from the offer of early retirement incentives to eligible employees. The retirement incentive offer increases by five years each eligible employee's age and years of service for purposes of calculating pension benefits. In addition, retiring employees will receive an enhancement to their pensions equal to two weeks pay for every year of service, but not to exceed one year's pay.

     Employee response to the early retirement offer and other financial incentives being offered by CBT exceeded CBT's initial expectations. Over 1,300 employees have accepted the early retirement offer including approximately 1,000 hourly employees. The Company has the option to delay the retirement date of the hourly employees over the next two years for a smooth transition.

     The Company recorded $132 million of special charges in the first quarter 1995 to reflect the cost of restructuring programs at CBT and CBI. The charges reduced net income by $84.1 million or $1.27 per common share. The charges included costs to be incurred for workforce reductions and for other restructuring activities.

     The special charges included approximately $61 million primarily for pension enhancements and $54 million of curtailment losses for postretirement health care costs. Also included in the charges were $5 million for lease termination costs, $5 million for vacation buyout and severance pay and the remaining $7 million for other costs of the restructuring.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                                   (Unaudited)

     The pension and postretirement charges will require minimal cash outflows in the near term. Some of the costs of the pension enhancements will be funded by the Company's pension plans' trusts. Estimated cash outflows for 1995, 1996 and 1997 are $9 million, $11 million, $7 million, respectively. The principal cash outflow will be to pay the non-qualified portion of lump sum pension distributions to employees retiring under this offer. The Company expects to record a small amount of non-cash settlement gains associated with the lump sum pension distributions through March 1997 as employees leave the Company.

     During the six months ended June 30, 1995, $3.5 million in cash charges were applied against the first quarter 1995 restructuring reserve. These charges were primarily for non-qualified lump sum pension distributions and vacation buyouts. The Company believes that the reserve balance of $128.5 million at June 30, 1995 is adequate for future estimated costs.

(3) DISPOSAL AND RESTRUCTURING OF CBIS OPERATIONS - For the six months ended June 30, 1995 a total of $2.9 million net was charged to the disposal and restructuring reserve that was established in 1993. Charges to the reserve required net cash outlays of approximately $2.3 million. The charges were primarily for discontinued products and contingencies related to businesses sold. The Company believes that the reserve balance of $8.2 million at June 30, 1995 is adequate to provide for estimated future costs associated with a lease termination, discontinued products and contingencies related to businesses sold.

(4) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information, in millions of dollars, is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:

                                                                              For the Three Months           For the Six Months
                                                                                  Ended June 30,                Ended June 30,
                                                                            ------------------------       -----------------------
                                                                              1995            1994           1995           1994
                                                                            ---------       --------       --------       --------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $156.6         $147.6         $309.9         $293.9

Costs and Expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        $128.1         $121.6         $377.7         $244.3
Income (Loss) Before Cumulative
    Effect of Accounting Change. . . . . . . . . . . . . . . . . . . .        $ 16.0         $ 14.7         $(47.2)        $ 28.3

Cumulative Effect of Accounting
    Change . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    -         $    -         $    -         $ (2.4)

Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 16.0         $ 14.7         $(47.2)        $ 25.9

     Results for the six months ended June 30, 1995, include special charges of $124 million recorded in the first quarter for restructuring CBT's operations as described in note (2). These charges reduced CBT's net income by $79.0 million or $1.20 per common share.

     Results for the six months ended June 30, 1994, include two significant non-recurring charges. In 1994 the Company, including CBT, adopted SFAS 112, "Employers' Accounting for Postemployment Benefits", thereby reducing CBT's net income by $2.4 million, net of a deferred tax benefit. In addition, CBT recognized $2.5 million in incremental postretirement expenses resulting from adjusting deferred amounts to a level that is expected to be recovered in regulated rates. This adjustment reduced net income by $1.6 million. CBT had received approval from the Public Utilities Commission of Ohio ("PUCO") in 1993 to defer these incremental postretirement expenses.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                                   (Unaudited)

                                                                             June 30,        December 31,
                                                                               1995              1994
                                                                            ---------        ------------
Current Assets . . . . . . . . . . . . . . . . . . . . . . . . .             $  191.9            $  187.9
Telephone Plant-Net. . . . . . . . . . . . . . . . . . . . . . .                892.1               901.6
Other Noncurrent Assets. . . . . . . . . . . . . . . . . . . . .                 17.8                21.0
                                                                             --------            --------

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .             $1,101.8            $1,110.5
                                                                             --------            --------
                                                                             --------            --------

Current Liabilities. . . . . . . . . . . . . . . . . . . . . . .             $  165.0            $  148.3
Noncurrent Liabilities . . . . . . . . . . . . . . . . . . . . .                260.7               195.0
Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . .                274.4               312.3
Common Shareowner's Equity . . . . . . . . . . . . . . . . . . .                401.7               454.9
                                                                             --------            --------

Total Liabilities and Shareowner's Equity. . . . . . . . . . . .             $1,101.8            $1,110.5
                                                                             --------            --------
                                                                             --------            --------

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

(6) AT&T RELATIONSHIP - The Company derives significant revenues from AT&T and its affiliates by providing network services, information management systems, and marketing services. With the completion of the merger of AT&T and McCaw Cellular Communications Inc. in the third quarter of 1994, the Company's revenues from AT&T as combined with McCaw have increased when compared to prior periods. Revenues (excluding network access charges) from AT&T accounted for 22% of the Company's consolidated revenues and 50% of the information systems segment's revenues for the six months ended June 30, 1995.

(7) INTEREST RATE AND CURRENCY EXCHANGE SWAP - The Company has an interest rate and foreign currency swap agreement in place to reduce the impact of changes in interest rates and foreign currency exchange rates. The Company accrues interest on a notional amount of 225 million French francs. The approximate effective rate is such that net interest expense is based on the interest cost implicit in the contract measured in French francs (approximately 11%). Net amounts due to or from the counterparty are reflected in interest expense in the periods in which they accrue. The net effect of the swap for the first six months of 1995 and 1994 was to increase expense by $2.4 million and $2.1 million, respectively. For the first six months the swap also increased the Company's average interest rate from 7.7% to 8.5% in 1995 and from 7.2% to 7.9% in 1994.

(8) ACQUISITION - In March 1995, CBIS acquired X International of Bristol, England for cash. The acquisition was accounted for as a purchase. X International provides billing software development services for telecommunications companies in Europe.

     Incident to this acquisition, CBIS acquired the on-going software development projects of X International. Of the purchase price, $2.5 million was allocated to in-process research and development costs. Accordingly, these costs were expensed resulting in a non-recurring charge which reduced net income by $1.5 million or $.02 per common share.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                                   (Unaudited)

(9) BUSINESS SEGMENT INFORMATION - The Company operates primarily in three industry segments, Telephone Operations, Information Systems and Marketing Services. The Company's business segment information is as follows:

                                                          For the Three Months                          For the Six Months
                                                             Ended June 30,                                 Ended June 30,
                                                    -----------------------------                -----------------------------
Millions of Dollars                                     1995               1994                     1995                1994
----------------------------------------------------------------------------------------------------------------------------------
Revenues
    Telephone Operations
        Local Service                               $   87.7            $   81.7                 $  173.2            $  159.6
        Network Access                                  35.4                34.6                     72.2                71.5
        Long Distance                                    8.7                 9.1                     17.3                18.8
        Other                                           24.8                22.2                     47.2                44.0
                                                    --------            --------                 --------            --------
        Total                                          156.6               147.6                    309.9               293.9
    Information Systems                                 94.6                82.1                    184.7               162.7
    Marketing Services                                  66.5                54.0                    137.1               104.6
    Other                                               34.2                31.7                     70.2                63.2
    Intersegment Revenues                              (17.8)              (15.6)                   (36.0)              (32.5)
                                                    --------            --------                 --------            --------
        Total                                       $  334.1            $  299.8                 $  665.9            $  591.9
-----------------------------------------------------------------------------------------------------------------------------------

Intersegment Revenues
    Telephone Operations                            $    5.9            $    5.7                 $   11.2            $   11.6
    Information Systems                                 10.5                 9.0                     21.5                18.9
    Marketing Services                                    .4                   -                      1.0                   -
    Other                                                1.0                  .9                      2.3                 2.0
                                                    --------            --------                 --------            --------
        Total                                       $   17.8            $   15.6                 $   36.0            $   32.5
------------------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss)
    Telephone Operations                            $   28.5            $   26.0                 $  (67.8)           $   49.6
    Information Systems                                 12.2                 6.8                     20.2                10.8
    Marketing Services                                   8.8                 5.7                     16.8                10.1
    Other                                                6.9                 4.0                      6.8                 8.7
                                                    --------            --------                 --------            --------
       Total                                        $   56.4            $   42.5                 $  (24.0)           $   79.2
------------------------------------------------------------------------------------------------------------------------------------

Assets
    Telephone Operations                                                                         $1,101.8            $1,088.2
    Information Systems                                                                             235.6               296.0
    Marketing Services                                                                              261.9               237.5
    Other                                                                                           113.9                52.3
                                                                                                 --------            --------
       Total                                                                                     $1,713.2            $1,674.0
------------------------------------------------------------------------------------------------------------------------------------

Capital Additions
    Telephone Operations                            $   26.0            $   34.6                 $   47.6            $   68.6
    Information Systems                                  1.4                 3.3                      9.4                15.0
    Marketing Services                                   2.6                 2.7                     15.3                 4.0
    Other                                                 .6                  .7                      1.2                 2.9
                                                    --------            --------                 --------            --------
       Total                                        $   30.6            $   41.3                 $   73.5            $   90.5
------------------------------------------------------------------------------------------------------------------------------------

Depreciation and Amortization
    Telephone Operations                            $   28.0            $   26.8                 $   55.9            $   53.7
    Information Systems                                  7.2                 5.8                     14.3                12.1
    Marketing Services                                   3.8                 3.4                      7.5                 6.6
    Other                                                 .9                  .8                      1.6                 1.6
                                                    --------            --------                 --------            --------
       Total                                        $   39.9            $   36.8                 $   79.3            $   74.0
------------------------------------------------------------------------------------------------------------------------------------

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets used in the operations of the segment.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED
The Company's consolidated net income and earnings per common share for the quarter ended June 30, 1995 were $27 million and $.41 compared to $18.7 million and $.28, respectively, for the same three month period in 1994. The results reflect increases of $8.3 million in net income and $.13 in earnings per common share.

The Company's consolidated net loss and loss per common share for the first six months 1995 were $32.6 million and $.49 compared with net income of $31.4 million and earnings per common share of $.48, respectively, for the first six months 1994. The results for the six months 1995 included $132 million of special charges and a non-recurring charge of $2.5 million. The special and non-recurring charges reduced net income by $85.6 million or $1.29 per common share. The results for the six months 1994 included a charge for the cumulative effect of an accounting change for postemployment benefits. This charge reduced net income by $2.9 million or $.04 per common share.

The following discussion should be read in conjunction with the consolidated financial statements and segment data. Results for interim periods may not be indicative of the results for the full year.

BUSINESS RESTRUCTURING

In the first quarter of 1995, the Board of Directors approved a restructuring plan for CBT and CBI. These actions resulted in the recording of $132 million of pre-tax special charges in the first quarter of 1995. The charges, principally related to pension enhancements and associated postretirement health costs, were based on retirements and other costs of employee separations.

CBT announced in February 1995 that it would eliminate approximately 800 management and hourly employees by 1997 through early retirement incentives. Over 1,300 employees accepted the early retirement offer including approximately 1,000 hourly employees. As a result, CBT recorded restructuring charges $124 million. CBT has the option to delay the retirement date of the hourly employees through March 1997 for a smooth transition. Through the end of the second quarter approximately 175 management and 130 hourly employees had left as a result of the offer. CBT's plan was developed over the past year by its Business Transition Team and involves the re-engineering of the telephone operations to streamline the fundamental processes and work activities at CBT. Implementation of the plan is expected to position CBT to better respond in an increasingly competitive business environment.

CBT has reorganized its functions into 12 processes designed to streamline work. It has also put in place a management team responsible for the processes. Other elements will be adopted over the next several years. CBT will develop advanced information systems in response to increasing expectations of its customers.
The development costs for such systems will increase 1995 expenses. These costs are expected to be incurred prior to the release of many of the employees from the workforce. CBT estimates that the restructuring, when fully implemented in 1997, should result in a reduction of its workforce by more than 800 employees and reduce operating expenses in excess of $50 million. The specific future financial impact of the cost savings on CBT's earnings is uncertain as it will depend upon regulatory treatment and the competitive market.

The remaining restructuring charges of $8 million were recorded by CBI. The restructuring plan included early retirement incentives similar to CBT's as well as voluntary separations.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

TELEPHONE OPERATIONS
                                                       Three Months Ended June 30               Six Months Ended June 30
                                                 ------------------------------------    ------------------------------------
(Dollars in Millions)                             1995       1994        Change           1995      1994         Change
                                                 ------    ------    ----------------    ------    ------    ----------------
Revenues
 Local service                                   $ 87.7    $ 81.7    $  6.0     7%       $173.2    $159.6    $ 13.6     9%
 Network access                                    35.4      34.6        .8      2         72.2      71.5        .7      1
 Long distance                                      8.7       9.1       (.4)    (4)        17.3      18.8      (1.5)    (8)
 Other                                             24.8      22.2       2.6     12         47.2      44.0       3.2      7
                                                 ------    ------    ------              ------    ------    ------
                                                 $156.6    $147.6    $  9.0     6%       $309.9    $293.9    $ 16.0     5%

Costs and expenses
 Operating expenses                              $128.2    $121.6    $  6.6     5%       $253.7    $244.3    $  9.4     4%
 Special charges                                      -         -         -      -        124.0         -     124.0      -
                                                 ------    ------    ------              ------    ------    ------
                                                 $128.2    $121.6    $  6.6     5%       $377.7    $244.3    $133.4    55%

Access lines (000)                                                                          893       865        28      3

Minutes of use (Millions)
 Interstate                                         628       577        51      9        1,252     1,151       101      9
 Intrastate                                         236       228         8      4          473       470         3      1
                                                 ------    ------    ------              ------     -----    ------
                                                    864       805        59      7        1,725     1,621       104      6


The continued growth in access lines, along with new rates in Ohio effective May 1994 and in Kentucky effective May 1995 increased local service revenues by $3.7 million and $8.5 million for the three and six months 1995 compared to 1994.
The remainder of the increase of $2.3 million and $5.1 million was primarily from increased customer usage of central office features and directory assistance.

Network access revenues had increases because of larger settlements, greater sales of special access services and higher end usage as a result of access line growth and increased interstate minutes of use. Offsetting the increases were decreases in Ohio intrastate carrier common line revenues resulting from a rate decrease in May 1994.

Long distance revenues decreased because of lower settlements with interexchange carriers and independent companies.

Other telephone operations revenues increased from growth in customer premise equipment contract revenues and in billing and collection services provided.

Operating expenses for telephone operations increased by $6.6 million and $9.4 million for the quarter and six months compared to the same periods in 1994. Contract services for systems development and other services increased $2 million and $5.4 million, respectively. Depreciation and amortization expenses increased $1.2 million and $2.2 million, respectively, as a result of rate represcriptions in Ohio which became effective in July 1994. Unfavorable adjustments of non-regulated inventory balances and higher right-to-use fees for network software upgrades accounted for $3.5 million of the increase in costs for the three and six month periods of 1995 when compared to the same periods of 1994. The first quarter 1995 business restructuring caused contract labor costs to increase but this was offset somewhat by a decrease in salaries and wages for both periods. This trend will continue throughout the remainder of 1995 as the business restructuring is implemented. First quarter 1994 expenses include a $2.5 million nonrecurring charge for postretirement benefit costs which had previously been deferred with regulatory approval.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

INFORMATION SYSTEMS
                                                     Three Months Ended June 30               Six Months Ended June 30
                                                 ---------------------------------       ---------------------------------
(Dollars in Millions)                             1995      1994        Change            1995      1994          Change
                                                 ------    ------    -------------       ------    ------    -------------

Revenues                                         $ 94.6    $ 82.1     $12.5    15%       $184.7    $162.7    $ 22.0    14%

Costs and expenses                               $ 82.4    $ 75.3     $ 7.1     9%       $164.5    $151.9    $ 12.6     8%

Information Systems' revenues were up $12.5 million during the three months ended June 30, 1995, and $22 million during the six months ended June 30, 1995 compared to the same periods last year. Revenues from data processing and professional services increased $17.4 million and $30.8 million for the three and six months, respectively. Data processing revenues increased because of strong subscriber growth in the cellular industry somewhat offset by lower net prices. Professional services revenues grew from increased development requests for product enhancements from existing customers. Outstanding domestic revenue growth was somewhat offset by declines in international contract revenue. Revenues from international clients for the development of telecommunications solutions were $4.9 million and $8.8 million lower for the same periods when compared to 1994. This resulted from the timing, terms and adjustments to reflect new estimates on long-term contracts. Additionally one long-term contract was completed in 1994.

Information Systems' costs and expenses were up $7.1 million during the three months ended June 30, 1995 versus the previous year, and up $12.6 million during the six months ended June 30, 1995 versus the prior year. Costs and expenses increased $3.2 million during the second quarter and $4.4 million year to date primarily from increased costs related to the data processing and professional services revenue growth. Depreciation and amortization expenses increased $1.3 million for the quarter and $2.2 million for the six months from increased amortization of capitalized software. Sales and marketing and general and administrative costs were lower by $2 million and $4 million for the two periods, respectively, as the result of workforce reductions and lower rent costs from less requirements for leased office space. Research and development costs increased $4.6 million and $10 million for the quarter and six months, respectively. Included in the increase of research and development costs for the six month period is a non-recurring charge of $2.5 million related to the expensing of in-process research and development costs of X International (See
Note 8 of Notes to Financial Statements). Research and development expenses were also higher in 1995 resulting from an increase in development activity for billing systems solutions software and fewer of these costs eligible to be capitalized.

MARKETING SERVICES
                                                     Three Months Ended June 30                Six Months Ended June 30
                                                 ---------------------------------       ----------------------------------
(Dollars in Millions)                             1995      1994        Change            1995      1994         Change
                                                 ------    ------    --------------      ------    ------    ------------------
Revenues                                         $ 66.5    $ 54.0     $12.5    23%       $137.1    $104.6    $ 32.5    31%

Costs and expenses                               $ 57.7    $ 48.3     $ 9.4    19%       $120.3    $ 94.5    $ 25.8    27%

Marketing Services revenues were up $12.5 million and $32.5 million during the three months and six months ending June 30, 1995, respectively. Revenues from a contract with a major provider of satellite broadcast services accounted for $6.6 million and $18.6 million of the increase in revenues for the three and six months of 1995 compared to the same periods last year. The contract began in mid-year 1994. Higher volumes directly associated with a major long distance carrier have also generated increased revenues of $4.6 million in the quarter and $10.1 million for the six month period. Custom service revenues have increased

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

as new programs with existing customers have been established. An overall increase in rates per talk-time second in inbound marketing services has more than offset the lower volumes of inbound calls in 1995 compared to 1994. European operation revenues increased $1.7 million and $3.1 million, respectively, for the quarter and six months from additional business with existing customers.

Costs and expenses increased at a lower rate than revenues for the three and six months compared to last year reflecting continuing cost management efforts. The increase in costs and expenses was primarily from labor costs and long distance telephone costs. Labor costs increases of $5 million for the three months and $13 million for the six months reflect the additional workforce required to meet the increases in call volumes. Directly related to the increased call volumes are higher telephone charges of $1.5 million and $3.2 million for the three and six months, respectively. General and administrative expenses increased $1.9 and $4.3 million for the same periods from expenses associated with information systems and systems design. European operation costs and expenses increased $1.6 million and $3 million compared to last year. Even though European operations continue to operate at a loss, they remain strategically important for the future.

OTHER
                                                     Three Months Ended June 30                Six Months Ended June 30
                                                 ----------------------------------      -------------------------------------
(Dollars in Millions)                             1995       1994        Change           1995      1994        Change
                                                 ------    ------    -------------       ------    ------    -------------
Revenues                                         $ 34.2    $ 31.7     $ 2.5      8%      $ 70.2    $ 63.2    $  7.0    11%

Costs and expenses
 Operating expenses                              $ 27.5    $ 28.5     $(1.0)    (4)%     $ 56.5    $ 56.7    $  (.2)     -
 Special charges                                      -         -         -      -          8.0         -       8.0      -
                                                 ------    ------    ------              ------    ------    ------
                                                 $ 27.5    $ 28.5     $(1.0)    (4)%     $ 64.5    $ 56.7    $  7.8    14%

Higher sales of used telecommunications equipment and commodities scrap by the Company's supply business accounted for revenues increases of $1.6 million and $4.7 million for the three and six month periods. Other increases in revenues resulted from sales campaigns in the directory business and additional customers and higher usage in the long distance re-selling business.

INTEREST EXPENSE
                                                     Three Months Ended June 30                Six Months Ended June 30
                                                 ---------------------------------       ----------------------------------
(Dollars in Millions)                             1995      1994        Change            1995      1994         Change
                                                 ------    ------    -------------       ------    ------    ---------------
                                                 $ 13.2    $ 12.5     $  .7     6%       $ 26.0    $ 24.9    $  1.1     4%

Interest expense increased primarily because of higher interest rates on short-term borrowings. The increase from higher rates was partially offset by less interest from lower balances of short-term borrowings. The interest related to the Company's swap agreement was $1.2 million and $2.4 million for the quarter and six months ended June 30, 1995 compared to $1 million and $2.1 million for the quarter and six months ended June 30, 1994. The interest expense for the swap will continue to increase as interest is accrued on the principal and unpaid interest costs. The accrued interest on the French franc loan segment of the swap is 148 million French francs or $27.3 million at June 30, 1995. The Company has decided not to hedge the currency risk associated with the accrued interest because the financial risk is immaterial to the Company's financial position. The swap agreement has increased the Company's weighted average interest rate from 7.7% to 8.5% for the six months 1995 as compared to an increase from 7.2% to 7.9% for the six month period in 1994.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

INCOME TAXES
                                                    Three Months Ended June 30               Six Months Ended June 30
                                                 ---------------------------------       ---------------------------------
(Dollars in Millions)                             1995      1994        Change            1995      1994        Change
                                                 ------    ------    -------------       ------    ------    -------------
                                                 $ 16.1    $ 11.0     $ 5.1    46%       $(17.4)   $ 20.3    $(37.7)     -

Higher income before taxes for the three months and lower income before taxes for the six months were the principal reasons for the changes in income tax expense. The Company's effective tax rates for the three and six months ending June 30, 1995 were 37.4% and 34.8%, respectively, compared to 37.2% for the same two periods last year. The effective tax rate, excluding the 1995 special and non-recurring charges, would have been 37.2% for the six months 1995.

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

Cash provided by operating activities, which is the Company's primary source of liquidity, was $87 million for the first six months 1995, a decrease of $24 million from the first six months 1994. This was primarily the result of $29 million more in income tax payments made in 1995. Cash was used to fund capital expenditures, acquisitions and dividends.

The Company's most significant investing activity continued to be capital expenditures which were $53 million for the six months ended June 30, 1995, a decrease of $28 million from the same period in 1994. In 1995, CBT spent less for digital switching equipment, electronic switching equipment and buildings primarily because of the installation of the North American Numbering Plan in 1994. CBIS had reduced capital expenditures for capitalized software, computers and office equipment compared to 1994. Requirements for additional updating of facilities are evaluated continuously based on customer and market demand and engineering economics. Capital expenditures for 1995 are expected to be approximately $120 million. CBT's portion of the total is about $90 million.

CBT could decide that in order to remain competitive in the future, it must aggressively pursue a strategy of expanding its offerings beyond its traditional business. However, capital spending increases under this scenario would not necessarily be incremental as reductions could be achieved in other areas. CBT may also wish to enter other businesses through investments and strategic alliances with established companies in such businesses and through the development of such capabilities internally. Such transactions could require substantial capital which could be generated internally and from external sources.

Accounts payable and accrued liabilities decreased $18 million from December 31, 1994. The balance was reduced by payments in 1995 related to an acquisition earn-out agreement, employee-related costs and software and hardware upgrades that were accrued at December 31, 1994. The balance of accrued taxes was $29 million lower than December 31, 1994 resulting from payments made in 1995 for federal income and property taxes. The balance of non-current deferred income taxes was $40 million lower than at December 31, 1994, as a result of the tax benefit recorded for the special charges in the first quarter 1995. The balance of other long-term liabilities increased $111 million principally from pension and postretirement liabilities as a result of the business restructuring charges. During the second quarter 1995 $40 million of CBT's long-term debt due in April 1996 became debt maturing in one year.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

REGULATORY MATTERS

FEDERAL COMMUNICATIONS COMMISSION (FCC)

In 1993, CBT accrued approximately $11 million related to orders by the FCC to refund to interexchange carriers earnings in excess of the FCC's target range in the 1987-1988 monitoring period. On August 1, 1995, the U.S. Court of Appeals denied the Company's appeal to overturn the FCC's order to refund excess earnings and also disallowed the FCC's limited offset policy. The Company is currently analyzing the effect of this decision.

KENTUCKY FILING
During October 1994 CBT filed a proposal with the Public Service Commission of Kentucky ("PSCK") for new regulated rates for telephone services provided to its Kentucky customers. An order was received from the PSCK in May 1995 that maintains uniform rates for basic services in CBT's Kentucky and Ohio metropolitan service areas, but is essentially revenue neutral, as local service increases are offset by carrier common line and other rate adjustments. Both CBT and the Kentucky Attorney General filed for rehearing of certain aspects of the rate order. CBT has been granted a rehearing on one issue, while all of the Attorney General's requests were denied.

LOCAL TELECOMMUNICATIONS COMPETITION
CBT is assessing the effects of local competition issues and has participated in proceedings before the Public Utilities Commission of Ohio ("PUCO") involving these issues.

Formal hearings before the PUCO have concluded in the matter of the issuance of a certificate to a cable company to provide local telephone service. By granting the certificate the PUCO would allow local competition into CBT's franchised area. The PUCO could render its decision by the third quarter 1995. The Ohio Supreme Court declined to order the PUCO to set the rules for local competition before addressing which companies could enter local exchange markets as competitors, as CBT had requested.

The PUCO staff has released a preliminary document covering local competition issues in the telecommunications market. The goal is to provide for the adoption of rules allowing local competition to proceed in the state of Ohio. CBT is in the process of responding to this document. It is anticipated that these rules could be in place by January 1996.

In April 1995 the PSCK issued an administrative order dealing with local competition. Responses were to be submitted by mid-July 1995. At this time CBT is uncertain as to what future direction the PSCK will take in this matter.

EFFECTS OF REGULATORY ACCOUNTING

CBT presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS 71, CBT records certain assets and liabilities because of the actions of regulators. Amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. Typically, regulatory recovery periods are longer than the useful lives that otherwise might be used. Criteria that could give rise to the discontinuance of SFAS 71 include increasing competition, which would restrict CBT's ability to establish prices to recover specific costs, and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. CBT continues to carefully evaluate the criteria in light of recent legislative and regulatory changes. If CBT were

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

required to discontinue the accounting prescribed in SFAS 71, there would be a significant, extraordinary, non-cash charge. It is expected that the minimum after-tax charge would be at least $60 million. The actual charge could be much higher depending on many factors including CBT's business strategy, and judgments of competitive impact and technology changes at the time.

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

CBIS will continue to concentrate primarily on building its core business in the cellular market. Timing and adjustments related to international contracts could add variability to CBIS's earnings. The cellular market will be the principal driver for CBIS's growth this year. During 1995, CBIS continued to maintain its customer base with the renewal of several multi-year contracts for customer care and billing solutions services with major clients.

The continued trend in the outsourcing of telemarketing is important for MATRIXX's continued growth. MATRIXX's profitability in 1995 and beyond depends upon its ability to add strategic clients. During the second half of 1995, MATRIXX may have reductions in revenue from a major long distance carrier from changes in their marketing plans.

The other Company businesses expect to continue to grow by offering superior value, quality and customer service.

The Company has general and specific risks that could affect trends in future operating results. Some of the risks include international contracts, sustaining the quality of customer service during downsizing and sustaining high levels of revenues from certain customers.

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

                                             Cincinnati Bell Inc.


Date  August 10, 1995                        /s/ James M. Dahmus
     --------------------                    --------------------
                                             James M. Dahmus
                                             Vice President and Controller

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

                  for the quarterly period ended June 30, 1995


                              CINCINNATI BELL INC.

             (Exact Name of Registrant as specified in its charter)


                                    EXHIBITS

                                INDEX TO EXHIBITS

                  Filed Pursuant to Item 601 of Regulation S-K

     Exhibit
     No.                           Title of Exhibit                   Page
     -------             ------------------------------------         ----

     (11)                Computation of Earnings per Common Share     *

     (27)                Financial Data Schedule                      *