Form 10-Q
period 1995-09-30
CINCINNATI BELL INC /OH/
filed 1995-11-13
CIK 716133

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


         / X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

        /   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
          Yes / X /.  No /   /.
              -----      -----

          At October 31, 1995, 66,388,712 Common Shares were outstanding.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                         PART I - FINANCIAL INFORMATION

             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)


                                                     For the Three Months    For the Nine Months
                                                     Ended September 30,     Ended September 30,
                                                     --------------------    -------------------
                                                       1995        1994        1995       1994
                                                     --------    --------    --------   --------
Revenues..........................................   $327,050    $312,911    $992,938   $904,824
                                                     --------    --------    --------   --------
Costs and Expenses
  Operating expenses..............................    162,078     158,120     496,103    466,291
  Plant and building services.....................     45,829      49,806     141,194    132,425
  Depreciation and amortization...................     40,479      40,343     119,744    114,387
  Taxes other than income taxes...................     21,603      21,346      70,864     69,232
  Special charges.................................          -           -     132,000          -
                                                     --------    --------    --------   --------
    Total Costs and Expenses......................    269,989     269,615     959,905    782,335
                                                     --------    --------    --------   --------
    Operating Income..............................     57,061      43,296      33,033    122,489
  Other Income (Expense) - Net....................        646         479         683        889
  Interest Expense................................     13,847      12,437      39,828     37,329
                                                     --------    --------    --------   --------
Income (Loss) Before Income Taxes and
 Cumulative Effect of Accounting Change...........     43,860      31,338      (6,112)    86,049
Income Taxes......................................     15,127      11,231      (2,264)    31,576
                                                     --------    --------    --------   --------
Income (Loss) Before Cumulative Effect of
 Accounting Change................................     28,733      20,107      (3,848)    54,473
Cumulative Effect of Accounting Change............          -           -           -     (2,925)
                                                     --------    --------    --------   --------
Net Income (Loss).................................   $ 28,733    $ 20,107    $ (3,848)  $ 51,548
                                                     ========    ========    ========   ========
Earnings (Loss) Per Common Share
  Income (Loss) Before Cumulative Effect of
   Accounting Change..............................   $    .43    $    .31    $   (.06)  $    .83
  Cumulative Effect of Accounting Change..........          -           -           -       (.04)
                                                     --------    --------    --------   --------
  Net Income (Loss)...............................   $    .43    $    .31    $   (.06)  $    .79
                                                     ========    ========    ========   ========
Dividends Declared per Common Share...............   $    .20    $    .20    $    .60   $    .60
                                                     ========    ========    ========   ========

Weighted Average Number of Common Shares
 Outstanding (000)................................     66,350      65,532      66,204     65,309

Retained Earnings at Beginning of Period..........   $187,456    $231,696    $246,568   $227,392

  Add: Net Income (Loss)..........................     28,733      20,107      (3,848)    51,548

  Deduct: Common Dividends........................     13,276      13,129      39,754     39,245
  Pension Liability Adjustment....................          -           -           -      1,021
  Issuance of Common Shares Under Employee Plans..          -           -          53          -
                                                     --------    --------    --------   --------
Retained Earnings at End of Period................   $202,913    $238,674    $202,913   $238,674
                                                     ========    ========    ========   ========

See Notes to Financial Statements.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                      CONSOLIDATED BALANCE SHEETS
                         (Thousands of Dollars)


                                                         September 30,   December 31,
                                                             1995            1994
                                                         -------------   ------------
                                                         (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents.............................  $  135,884      $   78,368
  Receivables less allowances of $14,417 and $14,056....     234,022         246,122
  Material and supplies.................................      15,498          15,988
  Prepaid expenses......................................      35,752          29,180
  Other current assets..................................      27,406          28,984
                                                          ----------      ----------
                                                             448,562         398,642
                                                          ----------      ----------
Property, Plant and Equipment
  Telephone plant.......................................   1,494,280       1,447,411
  Accumulated depreciation..............................    (618,198)       (556,004)
                                                          ----------      ----------
                                                             876,082         891,407
                                                          ----------      ----------
  Other property........................................     280,443         279,355
  Accumulated depreciation..............................    (150,632)       (134,587)
                                                          ----------      ----------
                                                             129,811         144,768
                                                          ----------      ----------
                                                           1,005,893       1,036,175
                                                          ----------      ----------
Other Assets
  Goodwill and other intangibles........................     199,147         197,425
  Investments in unconsolidated entities................      50,917          48,809
  Deferred charges and other............................      38,986          42,397
                                                          ----------      ----------
                                                             289,050         288,631
                                                          ----------      ----------

Total Assets............................................  $1,743,505      $1,723,448
                                                          ==========      ==========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
  Debt maturing in one year.............................  $  114,092      $   68,689
  Accounts payable and accrued liabilities..............     160,625         179,658
  Accrued restructuring and disposal costs..............      28,112          11,076
  Accrued taxes.........................................      44,222          61,054
  Advanced billing and customers' deposits..............      31,032          38,793
  Other current liabilities.............................      32,007          24,067
                                                          ----------      ----------
                                                             410,090         383,337
                                                          ----------      ----------

Long-Term Debt..........................................     491,083         528,255
                                                          ----------      ----------

Deferred Credits and Other Long-Term Liabilities
  Deferred income taxes.................................     114,798         164,059
  Unamortized investment tax credits....................      14,966          16,191
  Other long-term liabilities...........................     195,788          79,204
                                                          ----------      ----------
                                                             325,552         259,454
                                                          ----------      ----------

Shareowners' Equity
  Common shares-$1 par value; authorized shares -
   240,000,000..........................................      66,381          65,948
  Additional paid-in capital............................     247,417         239,507
  Retained earnings.....................................     202,913         246,568
  Foreign currency translation adjustment...............          69             379
                                                          ----------      ----------
                                                             516,780         552,402
                                                          ----------      ----------

Total Liabilities and Shareowners' Equity...............  $1,743,505      $1,723,448
                                                          ==========      ==========

See Notes to Financial Statements.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Thousands of Dollars)
                              (Unaudited)


                                                     For the Nine Months
                                                     Ended September 30,
                                                     -------------------
                                                       1995       1994
                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)................................ $  (3,848)  $ 51,548
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization..................   119,744    114,387
    Special charges................................   132,000          -
    Cumulative effect of accounting change.........         -      2,925
    Provision for loss on receivables..............     6,625      5,236
    Other-net......................................     1,804      7,418
  Changes in assets and liabilities:
    Decrease (increase) in receivables.............     4,452    (26,600)
    Decrease (increase) in other current assets....    (6,081)     4,436
    Increase (decrease) in accounts payable and
     accrued liabilities...........................    (8,605)    15,556
    Decrease in accrued restructuring and
     disposal costs................................   (10,964)   (20,284)
    Increase (decrease) in other current
     liabilities...................................   (16,725)    16,154
    Increase (decrease) in deferred income taxes
     and unamortized investment tax credits........   (48,908)     4,029
    Decrease in other assets and liabilities-net...    10,586     17,577
                                                    ---------   --------
      Net cash provided by operating activities....   180,080    192,382
                                                    ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures-telephone plant.............   (65,826)   (88,802)
  Capital expenditures-other.......................   (15,421)   (27,968)
  Acquisitions, net of cash acquired...............   (18,137)         -
  Other-net........................................     7,836     10,755
                                                    ---------   --------
      Net cash used in investing activities........   (91,548)  (106,015)
                                                    ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in notes payable......................     4,489    (48,643)
  Principal payments on long-term debt.............    (1,631)    (3,151)
  Proceeds from issuance of common shares..........     6,441      9,816
  Dividends paid...................................   (39,685)   (39,125)
                                                    ---------   --------
      Net cash used in financing activities........   (30,386)   (81,103)
                                                    ---------   --------
Effect of exchange rate changes on cash and
 cash equivalents..................................      (630)       590
                                                    ---------   --------
Net increase in cash and cash equivalents..........    57,516      5,854

Cash and cash equivalents at beginning of period...    78,368      8,668
                                                    ---------   --------
Cash and cash equivalents at end of period......... $ 135,884   $ 14,522
                                                    =========   ========
Cash paid for:
  Interest (net of amount capitalized)............. $  27,951   $ 25,534
  Income taxes..................................... $  52,476   $ 21,794


See Notes to Financial Statements.

 Form 10-Q Part I                                           Cincinnati Bell Inc.

                    NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)


(1) BASIS OF PRESENTATION - The consolidated financial statements of Cincinnati Bell Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Notes (2), (3), (4), (7) and (8). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K and the current year's previously issued Forms 10-Q.

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

(2) 1995 BUSINESS RESTRUCTURING - In the first quarter 1995, the Company approved a restructuring plan for CBT and CBI. The Company recorded $132 million of special charges in the first quarter 1995 to reflect the cost of restructuring programs and workforce reductions at CBT ($124 million) and CBI ($8 million).

     Included in the $132 million were charges for pension enhancements, curtailment losses for postretirement healthcare costs, lease termination costs, vacation buyouts, and severance payments. The pension and postretirement charges will require minimal cash outflows in the near term. During the nine months ended September 30, 1995, $6.6 million in cash charges were applied against the 1995 restructuring reserve leaving a balance of $125.4 million.

(3) RESTRUCTURING AND DISPOSAL OF CBIS OPERATIONS - In 1993 a restructuring and disposal reserve was established at CBIS. At the beginning of 1995 a balance of $11.0 million remained in the reserve. For the nine months ended September 30, 1995 total net charges to the reserve amounted to $4.2 million of which $3.5 million required cash outlays. The charges were primarily for discontinued products and contingencies related to businesses sold. The remaining reserve balance of $6.8 million at September 30, 1995 is for estimated future costs associated with a lease termination, discontinued products and contingencies related to businesses sold.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                            (Unaudited)


(4) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information, in millions of dollars, is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:

                                For the Three Months   For the Nine Months
                                 Ended September 30,   Ended September 30,
                                --------------------   -------------------
          Income Statement         1995      1994         1995      1994
          ----------------        ------    ------       ------     ----
     Revenues..................   $156.3    $151.0       $466.2    $444.9
     Costs and Expenses........   $125.9    $127.3       $503.6    $371.6
     Income (Loss) Before
      Cumulative Effect of
      Accounting Change........   $ 17.3   $ 13.6        $(29.9)   $ 41.9
     Cumulative Effect of
      Accounting Change........   $    -   $    -        $    -    $ (2.4)
     Net Income (Loss).........   $ 17.3   $ 13.6        $(29.9)   $ 39.5

     Results for the nine months ended September 30, 1995, include special charges of $124 million recorded in the first quarter for restructuring CBT's operations as described in note (2). These charges reduced CBT's net income by $79.0 million.

     Results for the nine months ended September 30, 1994, include two other non-recurring charges. In 1994 the Company and its subsidiaries, adopted SFAS 112, "Employers' Accounting for Postemployment Benefits", thereby reducing CBT's net income by $2.4 million (total $2.9 million across CBI), net of a deferred tax benefit. In addition, CBT recognized $2.5 million in incremental postretirement expenses resulting from adjusting deferred amounts to a level that is expected to be recovered in regulated rates. This adjustment reduced net income by $1.6 million. CBT had received approval from the Public Utilities Commission of Ohio ("PUCO") in 1993 to defer these incremental postretirement expenses.

                                             September 30,   December 31,
               Balance Sheet                    1995            1994
               -------------                 -------------   ------------
     Current Assets..........................  $  213.9       $  187.9
     Telephone Plant-Net.....................     883.7          901.6
     Other Noncurrent Assets.................      19.1           21.0
                                               --------       --------
     Total Assets............................  $1,116.7       $1,110.5
                                               ========       ========
     Current Liabilities.....................  $  164.2       $  148.3
     Noncurrent Liabilities..................     258.5          195.0
     Long-Term Debt..........................     274.2          312.3
     Common Shareowner's Equity..............     419.8          454.9
                                               --------       --------
     Total  Liabilities and Shareowner's
      Equity.................................  $1,116.7       $1,110.5
                                               ========       ========

Form 10-Q Part I                                           Cincinnati Bell Inc.

                            (Unaudited)


(5) AT&T RELATIONSHIP - The Company derives significant revenues in all three of its business segments from AT&T and its affiliates by providing network services, information management systems, and marketing services. As a result of the merger of AT&T and McCaw Cellular Communications Inc. in the third quarter of 1994, the Company's revenues from AT&T as combined with McCaw have increased when compared to prior periods. Revenues (excluding network access charges) from AT&T accounted for 22% of the Company's total consolidated revenues for the nine months ended September 30, 1995.

(6) INTEREST RATE AND CURRENCY EXCHANGE SWAP - The Company has an interest rate and foreign currency swap agreement in place to reduce the impact of changes in interest rates and foreign currency exchange rates. The Company accrues interest on a notional amount of 225 million French francs. The approximate effective rate is such that net interest expense is based on the interest cost implicit in the contract measured in French francs (approximately 11%). Net amounts due to or from the counterparty are reflected in interest expense in the periods in which they accrue. The net effect of the swap for the first nine months of 1995 and 1994 was to increase interest expense by $3.8 million and $3.3 million, respectively. For the first nine months the swap also increased the Company's average interest rate from 7.7% to 8.5% in 1995 and from 7.3% to 8.0% in 1994.

(7) ACQUISITION - In March 1995, CBIS acquired X International of Bristol, England for cash. The acquisition was accounted for as a purchase. X International provides billing software development services for telecommunications companies in Europe.

     Incident to this acquisition, CBIS acquired the on-going software development projects of X International. Of the purchase price, $2.5 million was allocated to in-process research and development costs. Accordingly, these costs were expensed in March of 1995 resulting in a non-recurring charge which reduced net income by $1.5 million or $.02 per common share.

(8) CONTINGENCIES - The Company, which has a 45% interest in a cellular partnership, is seeking to dissolve the partnership because of poor performance. The Company has pursued this litigation to maximize the value of this asset for the benefit of the shareholders. There are many possible outcomes of this litigation. The potential impact of a settlement from the lawsuit is an extremely broad range depending upon the form of distribution and the amount of damages awarded. At this time, the Company is unable to determine a range but the Company believes it will recover its $46 million investment in the partnership.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                            (Unaudited)


(9) BUSINESS SEGMENT INFORMATION - The Company operates primarily in three industry segments, Telephone Operations, Information Systems and Marketing Services. The Company's business segment information is as follows:


                              For the Three Months    For the Nine Months
                              Ended September 30,     Ended September 30,
                              --------------------    -------------------
     Millions of Dollars        1995        1994        1995      1994
     -------------------------------------------------------------------
     Revenues
       Telephone Operations    $156.3      $151.0     $  466.2   $ 444.9
       Information Systems       91.1        90.3        275.8     253.0
       Marketing Services        63.7        57.4        200.8     162.0
       Other                     33.3        33.6        103.5      96.8
       Intersegment Revenues    (17.4)      (19.4)       (53.4)    (51.9)
                               ------      ------     --------  --------
            Total              $327.0      $312.9     $  992.9  $  904.8
     -------------------------------------------------------------------
     Intersegment Revenues
       Telephone Operations    $  5.8      $  5.9     $   17.0  $   17.5
       Information Systems        9.5        10.7         31.0      29.6
       Marketing Services          .7         1.5          1.7       1.5
       Other                      1.4         1.3          3.7       3.3
                               ------      ------     --------  --------
            Total              $ 17.4      $ 19.4     $   53.4  $   51.9
     -------------------------------------------------------------------
     Operating Income (Loss)
       Telephone Operations    $ 30.4      $ 23.7     $  (37.4) $   73.3
       Information Systems       11.0         8.2         31.2      19.0
       Marketing Services         7.6         6.6         24.4      16.7
       Other                      8.0         4.8         14.8      13.5
                               ------      ------     --------  --------
            Total              $ 57.0      $ 43.3     $   33.0  $  122.5
     -------------------------------------------------------------------
     Capital Additions and Acquisitions *
       Telephone Operations    $ 20.6      $ 22.2     $   68.2  $   90.8
       Information Systems        4.5         2.8         13.9      17.8
       Marketing Services         3.4         2.8         18.7       6.8
       Other                       .7         7.5          1.9      10.4
                               ------      ------     --------  --------
            Total              $ 29.2      $ 35.3     $  102.7  $  125.8
     -------------------------------------------------------------------
     Depreciation and Amortization
       Telephone Operations    $ 28.4      $ 28.6     $   84.3  $   82.3
       Information Systems        7.4         7.3         21.7      19.4
       Marketing Services         3.9         3.5         11.4      10.1
       Other                       .7         1.0          2.3       2.6
                               ------      ------     --------  --------
            Total              $ 40.4      $ 40.4     $  119.7  $  114.4
     -------------------------------------------------------------------
     Assets
       Telephone Operations                           $1,116.7  $1,092.5
       Information Systems                               221.5     300.3
       Marketing Services                                263.1     240.9
       Other                                             142.2      39.2
                                                      --------  --------
               Total                                  $1,743.5  $1,672.9
     -------------------------------------------------------------------

     Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets used in the operations of the segment.

     *Includes acquisitions and acquisition costs of $18.1 million for the nine months ended September 30, 1995.

Form 10-Q Part I                                           Cincinnati Bell Inc.


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

CONSOLIDATED

The Company's consolidated net income and earnings per common share for the quarter ended September 30, 1995 were $28.7 million and $.43 compared to $20.1 million and $.31, respectively, for the same three month period 1994. The results reflect increases of $8.6 million in net income and $.12 in earnings per common share.

The Company's consolidated net loss and loss per common share for the first nine months 1995 were $3.8 million and $.06 compared with net income of $51.5 million and earnings per common share of $.79, respectively, for the first nine months 1994. The results for the nine months 1995 included $132 million of special charges and a non-recurring charge of $2.5 million. The special and non-recurring charges reduced net income by $85.6 million or $1.29 per common share. The results for the nine months 1994 included a charge for the cumulative effect of an accounting change for postemployment benefits. This charge reduced net income by $2.9 million or $.04 per common share. Excluding the special and non-recurring charges, net income and earnings per share for the nine months ended September 30 would have been $81.8 million and $1.23 for 1995 compared to $54.4 million and $.83 for 1994, respectively.

The following discussion should be read in conjunction with the consolidated financial statements and segment data. Results for interim periods may not be indicative of the results for the full year.

1995 BUSINESS RESTRUCTURING

In the first quarter 1995, the Board of Directors approved a restructuring plan for CBT and CBI. These actions resulted in the recording of $132 million of pre-tax special charges in the first quarter 1995. The charges, principally related to pension enhancements and associated postretirement health costs, were based on retirements and other costs of employee separations.

CBT announced in February 1995 that it would eliminate approximately 800 management and hourly employees by 1997 through early retirement incentives. Over 1,300 employees accepted the early retirement offer including approximately 1,000 hourly employees. As a result, CBT recorded restructuring charges of $124 million. CBT has the option to delay the retirement date of the hourly employees through March 1997 for a smooth transition. Through the end of the third quarter approximately 210 management and 195 hourly employees had left as a result of the offer. CBT's plan was developed by its Business Transition Team and involves the re-engineering of the telephone operations to streamline the fundamental processes and work activities at CBT. Implementation of the plan is expected to position CBT to better respond in an increasingly competitive business environment.

CBT has reorganized its functions into 12 processes designed to streamline work. It has also put in place a management team responsible for the processes. Other elements will be adopted over the next several years. CBT will develop advanced information systems in response to increasing expectations of its customers. The development costs for such systems will increase 1995 expenses. These costs are expected to be incurred prior to the release of many of the employees from the workforce. CBT estimates that the restructuring, when fully implemented in 1997, should result in a net reduction of its workforce by more than 800 employees and reduce operating expenses in excess of $50 million from what they would have been. The specific future financial impact of the cost savings on CBT's earnings is uncertain as it will depend upon regulatory treatment and the competitive market.

Form 10-Q Part I                                           Cincinnati Bell Inc.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Restructuring charges of $8 million were recorded by CBI. The restructuring plan included early retirement incentives similar to CBT's as well as voluntary separations.

TELEPHONE OPERATIONS


                       Three Months Ended September 30   Nine Months Ended September 30
                       -------------------------------   ------------------------------
(Millions of Dollars)   1995        1994      Change      1995       1994       Change
                       ------      ------   ----------   ------     ------   ----------
Revenues
  Local service        $ 89.4      $ 84.3  $  5.1   6%   $262.6    $243.9  $ 18.7   8%
  Network access         34.4        34.1      .3   1     106.6     105.6     1.0   1
  Long distance           8.5         9.3     (.8) (9)     25.8      28.1    (2.3) (8)
  Other                  24.0        23.3      .7   3      71.2      67.3     3.9   6
                       ------      ------  ------        ------    ------  ------
                       $156.3      $151.0  $  5.3   4%   $466.2    $444.9  $ 21.3   5%

Costs and expenses
  Operating expenses   $125.9      $127.3  $ (1.4) (1)%  $379.6    $371.6  $  8.0   2%
  Special charges           -          -        -   -     124.0         -   124.0   -
                       ------      ------  ------        ------    ------  ------
                       $125.9      $127.3  $ (1.4) (1)%  $503.6    $371.6  $132.0  36%

Minutes of use (Millions)
  Interstate              637         591      46   8%    1,889     1,742     147   8%
  Intrastate              243         230      13   6       716       700      16   2
                       ------      ------  ------        ------    ------  ------
                          880         821      59   7%    2,605     2,442     163   7%

Access lines (000)                                          900       871      29   3%

The continued growth in access lines, along with new rates in Ohio effective May 1994 and in Kentucky effective May 1995 increased local service revenues by $3.2 million and $11.7 million for the three and nine months 1995 compared to 1994. The remainder of the increases ($1.9 million and $7.0 million, respectively) was primarily from increased customer usage of central office features and directory assistance.

Network access revenues increased for both periods. The increases were from greater sales of special access services, higher end user fees as a result of access line growth and increased minutes of use. For the nine month period, switched access net revenues increased from lower support payments to the National Exchange Carrier Association, partially offset by decreases in Ohio intrastate carrier common line revenues resulting from a rate decrease in May 1994.

Long distance revenues decreased because of lower settlements with interexchange carriers and independent companies.

Other telephone operations revenues increased from growth in customer premise equipment repairs, payphone agent services for interexchange carriers, wire maintenance, voice mail, and billing and collection services. The increases were partially offset by decreases from lower sales of merchandise and an increased provision for uncollectibles.

Form 10-Q Part I                                           Cincinnati Bell Inc.



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Operating expenses for telephone operations decreased by $1.4 million for the third quarter and increased for the nine months by $8 million compared to the same periods in 1994. Contract services for systems development and other services increased $4.8 million and $10 million, respectively, primarily as a result of the business restructuring. The nine months increase also includes higher depreciation and amortization expenses of $2 million as a result of rate represcriptions in Ohio which became effective in July 1994. Right-to-use fees were lower by $5.9 million and $4.3 million for the three and nine month periods of 1995 when compared to the same periods of 1994 from fewer switch conversions and network software upgrades. The first quarter 1995 business restructuring caused pension costs and contract labor costs (as mentioned above) to increase but this was offset somewhat by a decrease in salaries and wages from a reduction in employees. This trend will continue throughout the remainder of the year as the business restructuring is implemented. First quarter 1994 expenses include a $2.5 million nonrecurring charge for postretirement benefit costs.


INFORMATION SYSTEMS

                       Three Months Ended September 30   Nine Months Ended September 30
                       -------------------------------   ------------------------------
(Millions of Dollars)   1995        1994      Change      1995       1994       Change
                       ------      ------   ----------   ------     ------   ----------
Revenues               $ 91.1      $ 90.3   $  .8   1%   $275.8     $253.0   $ 22.8  9%
Costs and expenses     $ 80.1      $ 82.1   $(2.0) (2)%  $244.6     $234.0   $ 10.6  5%

Information Systems' revenues were up $.8 million during the three months ended September 30, 1995, and $22.8 million during the nine months ended September 30, 1995 compared to the same periods last year. Revenues from data processing and professional services had outstanding growth with increases of $9.7 million and $40.5 million for the three and nine months, respectively. Data processing revenues increased because of strong subscriber growth in the cellular industry somewhat offset by lower net prices. Professional services revenues grew from increased development requests for product enhancements from existing clients. Revenues from international clients for the development of telecommunications solutions declined $8.9 million and $17.7 million for the same three and nine month periods when compared to 1994. This decline was the result of the completion of one contract in early 1995 and the delayed delivery of another contract in 1995.

Information Systems' costs and expenses were lower by $2.0 million during the three months ended September 30, 1995 versus the previous year, and higher by $10.6 million during the nine months ended September 30, 1995 versus the prior year. Costs and expenses increased $3.7 million for the third quarter and $8.8 million for the year to date primarily from increased costs related to the data processing and professional services revenue growth. Sales and marketing and general and administrative costs were lower by $3.7 million and $7.7 million for the two periods, respectively, as the result of workforce reductions and lower rent costs. Research and development costs increased $3.9 million and $13.9 million for the quarter and nine months, respectively. The increase for the nine month period includes $2.5 million of costs as the result of expensing the in-process research and development projects of X International (see Note 7 of Notes to Financial Statements). Research and development expenses were also higher in 1995 because of increases in development activity for billing systems solutions software. Depreciation and amortization expenses increased $1.4 million for the nine months from increased amortization of capitalized software. Costs associated with international contracts declined $5.1 million for the quarter and $5.8 million for the nine months because of reduced activity in international contracts.

Form 10-Q Part I                                           Cincinnati Bell Inc.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


MARKETING SERVICES

                       Three Months Ended September 30   Nine Months Ended September 30
                       -------------------------------   ------------------------------
(Millions of Dollars)   1995        1994      Change      1995       1994       Change
                       ------      ------   ----------   ------     ------   ----------
Revenues               $ 63.7      $ 57.4   $ 6.3  11%   $200.8     $162.0   $ 38.8 24%
Costs and expenses     $ 56.1      $ 50.8   $ 5.3  10%   $176.4     $145.3   $ 31.1 21%

Marketing Services revenues were up $6.3 million and $38.8 million during the three months and nine months ended September 30, 1995, respectively. Revenues from a major provider of satellite broadcast services accounted for a large part of the increased revenues in the three and nine month periods. Other revenue increases were recorded in outbound services and European operations. Revenue growth was somewhat lower than it would have been in the third quarter due to the reduced campaign activity of a major customer.

Costs and expenses increased at nearly the same rate as revenues for the three months and at a lower rate for the nine months compared to last year reflecting continuing cost control efforts.


OTHER

                       Three Months Ended September 30   Nine Months Ended September 30
                       -------------------------------   ------------------------------
(Millions of Dollars)   1995        1994      Change      1995       1994       Change
                       ------      ------   ----------   ------     ------   ----------
Revenues               $ 33.3      $ 33.6   $ (.3) (1)%  $103.5     $ 96.8   $  6.7  7%
Costs and expenses
  Operating expenses   $ 26.1      $ 29.9   $(3.8)(13)%  $ 82.6     $ 86.6   $ (4.0)(5)%
  Special charges           -           -       -   -       8.0          -      8.0  -
                       ------      ------   -----        ------     ------   ------
                       $ 26.1      $ 29.9   $(3.8)(13)%  $ 90.6     $ 86.6   $  4.0  5%

Higher sales of used telecommunications equipment and commodities scrap by the Company's supply business and a successful sales campaign in the directory business accounted for revenues increases of $3.8 million and $3.2 million, respectively, for the nine months in 1995 compared to the same nine months in 1994. Decreases in operating expenses for the three and nine months, respectively, were caused primarily from lower direct costs in the long distance re-selling and supply businesses partially offset by increases in costs associated with the sales revenues in the directory business.

Form 10-Q Part I                                           Cincinnati Bell Inc.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


INTEREST EXPENSE
                       Three Months Ended September 30   Nine Months Ended September 30
                       -------------------------------   ------------------------------
(Millions of Dollars)   1995        1994      Change      1995       1994       Change
                       ------      ------   ----------   ------     ------   ----------
                       $ 13.8      $ 12.4   $ 1.4   11%  $ 39.8     $ 37.3   $  2.5  7%

Interest expense increased primarily because of higher interest rates on short-term borrowings. Interest expense for the Company's swap agreement was $1.3 million and $3.8 million for the quarter and nine months ended September 30, 1995 compared to $1.1 million and $3.3 million for the quarter and nine months ended September 30, 1994. The interest expense for the swap will continue to increase as interest is accrued on the principal and unpaid interest costs. The accrued interest on the French franc loan segment of the swap is 158 million French francs or $32.0 million at September 30, 1995. The Company has not hedged the currency risk associated with the accrued interest. The swap agreement has increased the Company's weighted average interest rate from 7.7% to 8.5% for the nine months 1995 as compared to an increase from 7.3% to 8.0% for the nine month period in 1994.


INCOME TAXES
                       Three Months Ended September 30   Nine Months Ended September 30
                       -------------------------------   ------------------------------
(Millions of Dollars)   1995        1994      Change      1995       1994       Change
                       ------      ------   ----------   ------     ------   ----------
                       $ 15.1      $ 11.3   $ 3.8  34%   $ (2.3)    $ 31.6   $(33.9) -

Higher income before taxes for the three months and lower income before taxes for the nine months were the principal reasons for the changes in income tax expense. The Company's effective tax rates for the three and nine months ending September 30, 1995 were 34.5% and 37.0%, respectively, compared to 35.8% and 36.7% for the same two periods last year.

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

Cash provided by operating activities, which is the Company's primary source of liquidity, was $180 million for the first nine months 1995. Cash from operating activities was used to fund capital expenditures, acquisitions and dividends.

The Company's most significant investing activity continued to be capital expenditures which were $81 million for the nine months ended September 30, 1995, a decrease of $36 million from the same period in 1994. In 1995, CBT spent less for digital switching equipment, electronic switching equipment and buildings primarily because of the installation of the North American Numbering Plan and increased switch activity in 1994. CBIS had reduced capital expenditures for capitalized software, computers and office equipment compared to 1994. Requirements for additional updating of facilities are continuously evaluated based on customer and market demand and engineering economics. The Company's expenditures for 1995 are expected to be approximately $120 million with CBT's portion of the total to be about $90 million. Cash used for acquisitions of $18 million primarily included a payment for an earn-out agreement of a 1993 acquisition and the purchase of X International in 1995.

Form 10-Q Part I                                           Cincinnati Bell Inc.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

CBT could decide that in order to remain competitive in the future, it must aggressively pursue a strategy of expanding its offerings beyond its traditional business. Capital spending increases under this scenario might not be incremental as reductions may be achieved in other areas. CBT may also wish to enter other businesses through investments and strategic alliances with established companies in such businesses and through the development of such capabilities internally. Such transactions could require substantial capital which could be generated internally and from external sources.

As of September 30, 1995, accounts payable and accrued liabilities decreased $19 million from December 31, 1994. The balance was reduced by payments in 1995 related to an acquisition earn-out agreement, as well as employee-related costs and software and hardware upgrades that were accrued at December 31, 1994. The balance of accrued taxes was $17 million lower than December 31, 1994 resulting from payments made in 1995 for federal income and property taxes and changes in rates for property taxes. The balance of non-current deferred income taxes was $49 million lower than at December 31, 1994, as a result of the tax benefit recorded for the special charges in the first quarter 1995. The balance of other long-term liabilities increased $117 million principally from pension and postretirement liabilities as a result of the business restructuring charges. During the second quarter 1995, $40 million of CBT's long-term debt due in April 1996 was reclassified to debt maturing in one year.

REGULATORY MATTERS

FEDERAL COMMUNICATIONS COMMISSION (FCC)

In August 1995 a U.S. Court of Appeals denied an appeal to overturn the FCC's order to refund excess earnings at CBT and also disallowed the FCC's limited offset policy. The Company believes that it is adequately reserved for this outcome.

KENTUCKY FILING

In October 1994 CBT filed a proposal with the Public Service Commission of Kentucky ("PSCK") for new regulated rates for telephone services provided to its Kentucky customers. An order was received from the PSCK in May 1995 that maintains uniform rates for basic services in CBT's Kentucky and Ohio metropolitan service areas, but is essentially revenue neutral, as local service increases are offset by carrier common line and other rate adjustments. Both CBT and the Kentucky Attorney General filed for rehearing of certain aspects of the rate order. CBT has been granted a rehearing on one issue, while all of the Attorney General's requests were denied.

LOCAL TELECOMMUNICATIONS COMPETITION

Several activities are being pursued by CBT specific to local competition. In September 1995 CBT filed an application for rehearing with the Public Utilities Commission of Ohio ("PUCO") concerning an August 1995 opinion and order which granted a cable company a certificate to offer local exchange service in all or parts of 37 counties in the state of Ohio. The application for rehearing cites at least eight areas in which CBT believes the PUCO acted unlawfully. The PUCO had thirty days to order a rehearing or allow the August decision to stand. In October 1995 the PUCO allowed the opinion to stand. CBT's application preserves the legal argument to pursue an appeal within sixty days with the Ohio Supreme Court.

Form 10-Q Part I                                           Cincinnati Bell Inc.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Also in September 1995, the PUCO issued an entry establishing its own investigation into local exchange competition. The entry establishes the comment process concerning the local competition draft rules which were issued in September 1995. Initial comments are due in December 1995 and reply comments in January 1996. While the PUCO staff issued preliminary draft guidelines in March 1995 followed by a number of informal workshops, the draft rules have now been elevated to a formal process by the PUCO.

In April and July, 1995, the PSCK issued administrative orders on local competition. The orders discuss procedural matters, including the filing of testimony in February 1996, which will allow the PSCK to determine whether switched local access competition is viable and sustainable. At this time, CBT is uncertain as to the future direction the PSCK will take in this inquiry after February 1996.

EFFECTS OF REGULATORY ACCOUNTING

CBT presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS 71, CBT records certain assets and liabilities because of the actions of regulators. Amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. Typically, regulatory recovery periods are longer than the useful lives that otherwise might be used. Conditions that could give rise to the discontinuance of SFAS 71 include increasing competition, which would restrict CBT's ability to establish prices to recover specific costs, and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. CBT is evaluating, in the light of recent legislative and regulatory changes, its continuing ability to satisfy the criteria established for reporting under FAS 71.

If CBT were to determine that it no longer meets the criteria for application of SFAS 71, there would be a significant, extraordinary, non-cash charge. This would include the elimination of its regulatory assets and liabilities. It would also adjust the carrying amount of telephone plant to the extent it is determined such amounts would be considered overstated as a result of the inability to recover them in future rates. Any adjustment to the net carrying amount of telephone plant and equipment would result in an increase to the reserve for accumulated depreciation. CBT estimates the pre-tax charge for the discontinuance of SFAS 71 could be $200 to $300 million depending on many factors including business strategy, judgments of competitive impact and technology changes at the time.

OUTLOOK

Cincinnati Bell operates businesses in several different markets. Each of the businesses has fluctuations in revenues and operating earnings as the result of the overall level, timing and terms of many contracts. There is always a business risk that a customer will decide to perform services in-house or move its business to a competitor if the services do not meet price and performance standards. These circumstances may increase the variability of financial results on a period-to-period basis.

The Company's 1995 revenues may not grow at the same rate as in 1994 because revenues generated from the WATS operations (acquired in 1993) for 1994 and 1995 will be on a comparable basis.

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

CBIS will continue to concentrate primarily on building its core business in the communications market. Timing and adjustments related to international contracts have and can continue to add variability to CBIS's revenues and earnings. The wireless market will be the principal driver for CBIS's growth this year. During 1995, CBIS continued to maintain its client base with the renewal of several multi-year contracts for customer care and billing solutions services with major clients. As indicated in the past CBIS expects current data processing activity for one client to decline up to $15 million in 1996. However, CBIS also expects that normal growth of other data processing clients will more than offset this expected decline in revenue.

The continued trend in the outsourcing of telemarketing by major companies is important for MATRIXX's continued growth. MATRIXX's profitability depends upon its ability to maintain existing and to add new strategic clients. The Company continues to closely monitor the results of MATRIXX's operations in France as they relate to potential impairment of goodwill. The French operations are improving, but are still operating in a loss position. The Company continually evaluates the balance of goodwill to determine if the recorded amount reflects an amount recoverable from operations. The amount of unamortized goodwill at the end of the third quarter 1995 was $43.5 million.

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

Form 10-Q Part II                                          Cincinnati Bell Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

      The following are filed as Exhibits to Part I of this Form 10-Q:

      Exhibit
      Number
      -------
        11       Computation of Earnings per Common Share
        27       Financial Data Schedule

  (b) Reports on Form 8-K.

      No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Cincinnati Bell Inc.


Date  November 10, 1995                /s/ James M. Dahmus
      -----------------                --------------------------------------
                                       James M. Dahmus
                                       Vice President and Controller

                 SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.   20549




                              FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d)

               of the Securities Exchange Act of 1934

          for the quarterly period ended September 30, 1995




                        CINCINNATI BELL INC.

       (Exact Name of Registrant as specified in its charter)



                              EXHIBITS

                          INDEX TO EXHIBITS

            Filed Pursuant to Item 601 of Regulation S-K

 Exhibit
   No.                  Title of Exhibit                Page
 -------                ----------------                ----
  (11)    Computation of Earnings per Common Share       *

  (27)    Financial Data Schedule                        *