Form 10-K
period 1995-12-31
CINCINNATI BELL INC /OH/
filed 1996-03-29
CIK 716133

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                           -------------------------------

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1995

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

                ------------------------------------------------------

    At February 29, 1996, there were 66,923,079 common shares outstanding.

    At February 29, 1996, the aggregate market value of the voting shares owned by non-affiliates was $2,175,608,733.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----     ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      ------------------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1995 (Parts I, II and IV)

(2) Portions of the registrant's definitive proxy statement dated March 14, 1996 issued in connection with the annual meeting of shareholders (Part
    III)

                                  TABLE OF CONTENTS

                                        PART I

    Item                                                                  Page
    ----                                                                  ----
     1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1


     2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10


     3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 11


     4.  Submission of Matters to a Vote of the Security Holders. . . . . . 12


                                       PART II


     5.  Market for the Registrant's Common Equity
         and Related Security Holder Matters. . . . . . . . . . . . . . . . 15


     6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . 15


     7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . . . . . . . . 15


     8.  Financial Statements and Supplementary Data. . . . . . . . . . . . 15


     9.  Disagreements on Accounting and Financial Disclosure . . . . . . . 15


                                       PART III


    10.  Directors and Executive Officers of Registrant . . . . . . . . . . 15


    11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 15


    12.  Security Ownership of Certain Beneficial Owners and Management . . 15


    13.  Certain Relationships and Related Transactions . . . . . . . . . . 15


                                       PART IV


    14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K. . 16



    See page 13 for "Executive Officers of the Registrant".

                                        PART I


ITEM 1.  BUSINESS

GENERAL

    Cincinnati Bell Inc. (including its wholly owned subsidiaries, except as the context may otherwise require, the "Company") is incorporated under the laws of Ohio and has its principal executive offices at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number 513-397-9900).

    The Company is a holding company engaged in operations through its subsidiaries. Its principal subsidiaries are divided into three industry segments. The telephone operations segment, Cincinnati Bell Telephone Company ("CBT"), provides telecommunications services and products, mainly local service, network access and toll telephone services in the Greater Cincinnati area. The information systems segment, Cincinnati Bell Information Systems Inc. ("CBIS"), provides data processing and software development services primarily to the telecommunications industry in the United States. The marketing services segment, MATRIXX Marketing Inc. ("MATRIXX"), provides telephone marketing, research, fulfillment and database services. Other businesses include Cincinnati Bell Long Distance Inc. ("CBLD") which provides resale of long distance telecommunications services and products as well as voice mail and paging services, Cincinnati Bell Directory Inc. ("CBD") which provides Yellow Pages and other directory products and services and information and advertising services, and companies having interests in cellular mobile telephone service, the purchase, sale and reconditioning of telecommunications and computer equipment, and the ownership of real estate used by the Company.


TELEPHONE OPERATIONS

    GENERAL. CBT is engaged principally in the business of furnishing telecommunications services and products, mainly local service, network access and toll telephone services, in four counties in southwestern Ohio, six counties in northern Kentucky and parts of two counties in southeastern Indiana. On December 31, 1995, CBT had approximately 906,000 network access lines in service. The principal cities in which CBT furnishes local service are Cincinnati, Norwood and Hamilton in Ohio and Covington, Newport and Florence in Kentucky. Approximately 98% of CBT's network access lines are in a single calling local service area. Other communications services offered by CBT include voice, data and video transmission, custom calling services and billing services. In addition, CBT is a sales agent for certain products and services of AT&T Corp. ("AT&T") and also sells products of other companies.

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

    The access lines provided by CBT to customer premises can be interconnected with the access lines of other telephone companies in the United States and with telephone systems in most other countries. Interconnection is made through the facilities of interexchange carriers and local exchange carriers.

    The following table sets forth for CBT the number of network access lines at December 31:


                                                     Thousands
                                   --------------------------------------------

                                   1995      1994      1993      1992      1991
                                   ----      ----      ----      ----      ----
Network Access Lines
                                    906       877       848       827       808


    Recurring charges for network access lines and other local services for the year ended December 31, 1995 accounted for approximately 45% of CBT revenues and sales.

    INTRASTATE RATES. Rates for intrastate services offered by CBT are either non-regulated by state regulatory authorities in Ohio and Kentucky or regulated by the Public Utilities Commission of Ohio (the "PUCO") and the Public Service Commission of Kentucky (the "PSCK"). Approximately 77% of CBT's 1995 revenues were derived from intrastate service. Approximately 82% of 1995 intrastate revenues were derived from Ohio service, approximately 18% were derived from Kentucky service and minor amounts were derived from Indiana and other states service. Of the total 1995 intrastate revenues, local service accounted for approximately 73%, intrastate long distance service and network access accounted for approximately 11% and miscellaneous revenue accounted for approximately 16% of such revenues.

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

    Pursuant to procedures established by the PUCO, local exchange companies are permitted to file plans proposing alternate forms of regulation for competitive services and basic service rates. CBT filed for a threshold increase in rates together with an alternative regulation proposal in 1993. Thereafter, CBT and the intervenors signed a settlement agreement which was approved by the PUCO on May 5, 1994 approving an alternative regulation plan and increasing revenues by $11.9 million annually or 3.75% on Ohio regulated services. The alternative regulation provisions and new rates became effective May 6, 1994. CBT's authorized rate of return on capital is 11.18%, but CBT can earn up to 11.93% in a monitoring period without any retargeting of rates. Earnings higher than 11.93% will trigger a revenue retargeting formula. This formula will allow for certain adjustments in the subsequent annual monitoring period. This alternative regulation plan provides increased pricing flexibility in some areas, which allows CBT to be more responsive to customers and the market.

    In 1991, the PSCK issued an order amending its prior format to be used by local exchange companies in Kentucky for setting charges for intrastate access for interexchange carriers. In this order, the PSCK ordered that rates and regulations should mirror those of the FCC with certain exceptions that may be considered for future mirroring based on the merits of each situation.

    In October 1994, CBT filed a proposal with the PSCK for new regulated rates for telephone services provided to its Kentucky customers. This proposal sought to continue uniform rates for basic service in CBT's Kentucky and Ohio metropolitan service areas and annually increase revenues by $3.4 million. By an order dated May 23, 1995, the PSCK ordered reductions in certain rates for vertical services such as touch tone, the establishment of extended area service in the three southern counties in CBT's Kentucky operating territory and maintained rate uniformity with CBT's Ohio rates.

    INTERSTATE RATES. Approximately 23% of CBT's 1995 revenues were derived from interstate and foreign services under FCC tariffs. The FCC has regulatory jurisdiction over services, rates and other matters relating to CBT's interstate operations. The FCC prescribes a uniform system of accounts applicable to telephone companies, separations procedures to be utilized in separating investments, revenues, expenses, taxes and reserves between the federal and state regulatory jurisdictions, and depreciation rates for interstate plant and facilities.

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

    The FCC also prescribes the rate of return which regulated carriers are authorized to earn on their regulated interstate business. The FCC has yet to design a valid refund mechanism to replace its automatic refund rule to address instances where earnings exceed authorized levels for any monitoring period.
The United States Court of Appeals for the District of Columbia Circuit previously found the FCC's automatic refund rule to be arbitrary and capricious. In the absence of FCC action, several complaints were filed pursuant to Section 208 of the Communications Act seeking refunds related to prior access periods in which CBT had allegedly exceeded the authorized rate of return. The FCC has awarded damages in these cases, thereby attempting to achieve the same results that were found improper in the previously overturned FCC rule. On August 1, 1995 the United States Court of Appeals for the District of Columbia Circuit issued an opinion upholding the FCC order awarding damages and reversing the FCC's allowance of offsets between different monitoring categories. CBT and other affected carriers have filed a petition with the United States Supreme Court seeking review of the lower court's decision.

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

    For interstate services, CBT began to operate under an Optional Incentive Regulation ("OIR") plan in January 1994. This is an alternative form of regulation (i.e. departure from traditional rate of return regulation) for small and mid-sized companies. Under OIR more emphasis is placed on price regulation similar to price caps. Every two years CBT compares actual return with authorized rate of return, currently 11.25%. In addition, CBT has some pricing flexibility. Rate changes can become effective on a 14-day notice without cost support if the rate changes do not increase "aggregate service basket" rates. New services can be offered on a 14-day notice without cost support if CBT sets rates no higher than a geographically adjacent price cap local exchange carrier. This allows CBT to be more responsive to customers and the market.

    In January 1994, CBT completed a successful triennial depreciation represcription with regulators from the FCC, the PUCO and the PSCK. The new depreciation rates were effective January 1, 1994 in the interstate and Kentucky jurisdictions, and were effective July 1, 1994 in the Ohio jurisdiction.

    COMPETITION. Customer demands, technology, the preferences of policy makers and the convergence of other industries with the telecommunications industry are causes for increasing competition in the telecommunications industry for CBT. The range of communications services, the equipment available to provide and access such services, and the number of competitors offering such services continue to increase. Moreover, recent federal and state initiatives to accelerate the development of competition in all segments of the telecommunications industry are likely to heighten the competitive pressures facing CBT.

    At the federal level, Congress recently passed the Telecommunications Act of 1996 (the "Act") which mandates the development of competitive markets. Under the Act, incumbent local exchange carriers like CBT are required to interconnect with the networks of other service providers, unbundle certain network components and make them available to competing providers at wholesale rates, and remove other perceived barriers to competitive entry by alternative providers of local exchange service. While the Act clearly mandates these and other requirements, it does so in very general terms and leaves it to the FCC and the states to implement them. Thus, the full impact of the Act on CBT will not be known until the FCC and the states complete the numerous rulemakings mandated by the Act. The Act contains a provision that allows local exchange carriers serving fewer than 2% of the nation's access lines to petition their state commissions to delay certain requirements of the Act. CBT falls within this 2% threshold and is currently evaluating this option. CBT plans to participate actively in any FCC proceeding that will have an impact on its rights or obligations under the Act.

    At the state level, the PUCO has initiated a generic rulemaking proceeding to establish rules to govern the introduction of local exchange competition. On September 27, 1995, the PUCO issued an entry inviting interested parties to file comments on a set of proposed rules developed by the staff of the PUCO. CBT has filed comments on those proposed rules. It is expected that the PUCO will issue its rules during the second quarter of this year. The PSCK has initiated a similar proceeding in Kentucky. CBT is actively participating in that proceeding.

    In addition to initiating the above-mentioned generic rulemaking proceeding, the PUCO, on August 24, 1995, issued an order granting Time Warner Communications of Ohio, L.P. ("TWCO") a certificate of public convenience and necessity to provide basic local exchange service in CBT's operating territory. TWCO's ability to begin operations pursuant to that certificate has been postponed until the PUCO approves TWCO's tariffs. Such tariff approval is vaguely tied to issues under consideration in a separate proceeding being conducted by the PUCO to establish rules to govern the implementation of local exchange competition. CBT believes the PUCO exceeded its statutory authority by granting TWCO a certificate and has filed an appeal of the PUCO's order with the Ohio Supreme Court. MCI Metro Access Transmission Services, Inc. and MFS Intelenet of Ohio, Inc. have also been granted certificates to provide basic local exchange service in Ohio, although not in CBT's operating territory.
Other entities requesting similar authority in Ohio include: AT&T Communications of Ohio, Inc., ICG Access Services, Inc., and CableVision Lightpath, Inc.

    Other means of communications that permit bypass of CBT's local exchange facilities either completely or partially are available and are increasing, although CBT is unable to determine precisely to what extent CBT's facilities are being bypassed. Alternative access providers, cable companies and wireless providers have all made clear their intent to compete for segments of the local exchange business. In addition, interexchange carriers are creating new value-added services based on Signaling System 7 and Advanced Intelligent Network technologies, similar to those under development by the local exchange companies. CBT's competitors include small service bureaus, large interexchange carriers and multi-state cellular companies, joint ventures and other combinations of telecommunications and other companies.

    The effect of this competition on CBT will ultimately be determined by federal and state regulatory, legislative, and court actions and the type, quality and cost of CBT's services. CBT continues to adjust its position in this rapidly changing and convergent environment. For example, CBT is redesigning and streamlining its processes and work activities to improve responsiveness to customer needs, permit more rapid introduction of new products and services, improve the quality of products and service offerings, and reduce costs. In addition, CBT has upgraded and will continue to upgrade its telephone plant and network and to explore new services and technologies as sound business judgment dictates. It has constructed several optical fiber rings in and around the metropolitan Cincinnati area to permit it to offer redundancy in telecommunications services for business customers. CBT offers custom calling features that include Caller ID, Call Return, Call Block, Priority Forward, Repeat Dialing and Number Privacy.

    If regulatory agencies require new competitors to follow long-held principles such as universal service, CBT believes that it will be well positioned to meet the demand of the changing market. If regulatory agencies allow competitors to skim the market, taking only the most profitable customers, CBT believes that it will be more difficult for it to maintain current revenue and profit objectives.


INFORMATION SYSTEMS

    GENERAL. CBIS provides customer care and billing services to the communications industry, and is the leading supplier of billing systems to the cellular telecommunications industry. CBIS also provides network systems services primarily to international markets. CBIS's headquarters are in Cincinnati, Ohio. Domestically, CBIS also has offices in Orlando, Florida; Chicago, Illinois; Fairfax, Virginia; Coral Springs, Florida; and Atlanta, Georgia. Internationally, CBIS maintains offices in both Slough and Bristol, England; Bern, Switzerland; and Utrecht, The Netherlands.

    During 1995 CBIS made two acquisitions. In December, CBIS acquired Information Systems Development ("ISD"), a developer of advanced billing systems for the cable television industry. This acquisition strengthened and broadened CBIS's position in customer care and billing for the communications industry to include cable television. As a result, CBIS now owns CableMaster 2000-TM-, a multi-service billing system in the cable industry, and services clients that include some of the larger cable systems operated by Cox Communications, Comcast and Time Warner. In March, CBIS acquired X International ("XI"), an established information technology company located in Bristol, England, that provides customer care and billing software for a wide range of telecommunications companies.

    CBIS serves clients principally by processing data and creating bills using proprietary software. CBIS provides and manages billing systems in a service bureau environment where its extensive experience can result in demonstrable advantages to clients. These advantages include the freedom to concentrate on core competencies, predictable costs, information management expertise and access to advanced technology without capital expense. CBIS provides these services primarily through long-term contracts ranging in length from three to ten years.

    CBIS provides data processing services from data centers located in Cincinnati, Ohio and Orlando, Florida. CBIS computers process over 140 million transactions and over 12 million bills per month. CBIS's goal is to provide state-of-the-art facilities that will provide reliability and responsiveness. CBIS expects to complete construction of a new, state-of-the-art facility in Orlando, Florida, housing both a hardened data center and an office complex by July 1996. This will give CBIS the ability for each data center to backup the other with on-line and disaster recovery coldsite capabilities. This project will result in a major expansion of capacity -- sharply increasing the processing power of CBIS's mainframe computers and nearly doubling the data center's information storage capacity. The combined processing power will exceed 1.6 billion instructions per second, and storage capacity contained in additional disk access storage devices will be nearly 9 trillion bytes of data.

    In addition, CBIS has improved fault tolerance through the installation of redundant uninterruptable power supplies and through the development of detailed, company-wide disaster recovery plans, including enhanced backup and recovery processes.

    MARKETS. CBIS's largest market is cellular telecommunications, which has been growing in excess of 30 percent per year. CBIS has been the market leader of billing systems to the cellular industry for more than 10 years and has gained experience with many of the top cellular carriers. CBIS systems generate bills for cellular telephone customers in 23 of the 25 largest United States metropolitan areas. CBIS's service bureaus handled approximately 30 percent of the United States cellular market in 1995 and, overall, CBIS systems supported nearly 50 percent of the United States cellular market. CBIS's revenue from cellular clients has increased from $144 million in 1993 to $198 million in 1994 and to $257 million in 1995.

    CBIS's domestic clients are primarily cellular telephone providers and their resellers, cable television operators, interexchange carriers, independent telephone companies and regional Bell operating companies. Internationally, CBIS's clients primarily include Post, Telegraph and Telephone organizations, mobile telecommunications providers and their resellers, and new competing networks. In the United Kingdom, CBIS Ltd. is an ISO-9001 certified supplier with TickIT accreditation.

    CBIS expects that increased competition and the introduction of new services will contribute to continuing growth in telecommunications. Carriers will need billing and customer care systems that address customer loyalty, customer care, and marketing. Deregulation and convergence will further drive the need for complex, but flexible marketing-oriented billing services and systems.

    The primary business needs of the carriers across market segments will focus on acquiring and retaining customers, decreasing time-to-market for services, increasing revenues through new services, and improving cost efficiencies. As a result, carriers will need to provide individual and consolidated billing and address the diversity of billing and customer care needs by service and market.

    The United States communications industry alone represents a sizable opportunity. The domestic market for billing and customer care systems in 1995 for services like those offered by CBIS is estimated to be over $5 billion. The international market for these billing and customer care services in 1995 is estimated to be nearly $6 billion.

    COMPETITION. The telecommunications information systems and services market is becoming increasingly competitive. Competition is based mainly on product quality, performance, price and the quality of client service. CBIS's competitors include Alltel Information Services, AMDOCS, AMS, Andersen Consulting, CSC and EDS, as well as, near-market players, and niche vendors. In addition, CBIS's clients and potential clients are generally large companies with substantial resources and are capable of providing such services for themselves.

    PRODUCT DEVELOPMENT AND SUPPORT. CBIS designs and develops both mainframe and client server software. Changes in client requirements, increasing competition and the development of new products and markets create the need to continually update and modify existing software and systems offered to clients. CBIS intends to continue to maintain, improve and expand the functions and capabilities of its software products over the next several years.

    CBIS's new flagship product is its Precedent 2000-TM- system, which is a third-generation family of business management systems for the wireless industry. It features an open system distributed processing approach to computing, and employs graphical user interfaces, real-time processing, and relational database technologies. CBIS is generating billing information for cellular customers under a beta trial of Precedent 2000. CBIS will continue to develop this system through 1996.

    OTHER. CBIS primarily conducts its business under long-term contracts (three to ten years) and has generally been successful in retaining its clients. Due to the nature of its business, CBIS must stay competitive to receive new bids. Through new contracts and extensions of existing relationships, CBIS has over 86% of its revenues coming from long-term customer relationships. In 1995 CBIS signed a five-year extension of its billing agreement with AT&T for business calling card services. In 1994 CBIS signed a 5 1/2 year contract with McCaw Cellular Communications Inc. (now known as AT&T Wireless Services). In addition, CBIS had several smaller contracts renewed in both 1994 and 1995. CBIS's business with AT&T for residence card services was phased down in the latter part of 1995. Also, one of CBIS's clients, representing about 5% of its business, indicated that it may transition to another provider of billing services no sooner than early 1997. The impact of these phase-outs, if fully implemented and not offset by new contracts, might be to slow future growth.
The ISD acquisition allows CBIS to enter the large, growing market of billing for cable television and broadband services. While pursuing new opportunities, CBIS must continue to focus on the needs of its existing client base. A contract non-renewal from a significant client could have a material impact on the future earnings of CBIS.


MARKETING SERVICES

    GENERAL. MATRIXX is a provider of telephone marketing and related marketing services. MATRIXX's headquarters are in Cincinnati, Ohio. MATRIXX operates domestically in Salt Lake City, Ogden and Cedar City in Utah; Colorado Springs and Pueblo in Colorado; Tucson, Arizona; Neenah, Wisconsin; and also in Omaha, Nebraska. MATRIXX also has offices in Paris, France and Newcastle, England. MATRIXX's clients include large companies with growing needs for outsourcing and cost effective means of contacting and servicing current and prospective customers. The majority of MATRIXX's customers come from the telecommunications, financial services, consumer products, high technology and direct marketing industries. MATRIXX concentrates on servicing business needs in the telephone marketing and related marketing service areas by offering an integrated package of services to its customers including, without limitation, inbound and outbound telephone marketing, business-to-business telephone marketing, marketing research, fulfillment, database management, and facilities management. MATRIXX operates over 6,000 computerized workstations in its 16 call centers located in the United States and Europe.

    MATRIXX's inbound and outbound telephone marketing services enable clients to manage high volumes of inbound and outbound customer contacts in an environment of shared resources and also increases market awareness with rapid response to consumer requests for information or services. MATRIXX also designs customized client systems for consumer markets with dedicated staff and services uniquely tailored to the needs of each client. Its business-to-business telephone marketing provides sales and customer service personnel who act as the sales arm and/or marketing service representatives for their clients. They take orders, sell by telephone and provide information about clients' promotion plans, quantity discounts and new products, both to retailers and distributors. MATRIXX's marketing research services assist clients in finding and qualifying customers before they offer a new product or service to the market. By offering full service marketing research, MATRIXX can support its clients in their strategic planning and tactical decision-making processes.

    MATRIXX's international operations offer business-to-business and business-to-consumer telephone marketing, including toll-free services, direct response services and facilities management.

    COMPETITION. The telephone marketing agency business in the United States is highly competitive and highly fragmented, with MATRIXX's competitors ranging in size from very small firms offering special applications or short-term projects to large independent firms and "in-house" operations of potential client companies with size and capabilities equal to or greater than those of MATRIXX. The continued trend in the outsourcing of telephone marketing is important for MATRIXX's continued growth. The telephone marketing agency business in Europe is in the early stages of development. The business is very competitive and overcapacity exists in a market that has not developed very rapidly during the past several years. MATRIXX believes the principal competitive factors in the telephone marketing and related marketing services industry are reputation for quality, sales and marketing results, price, technological expertise, and the ability to promptly provide clients with customized systems for their customer service, sales and marketing needs.


OTHER BUSINESSES

    GENERAL. Most of the Company's business other than CBT, CBIS and MATRIXX is conducted by other subsidiaries of the Company or by partnerships in which the Company owns an interest.

    CBLD is a reseller of long distance telecommunications services. CBLD sells high-quality, competitively-priced long distance services and products to residential customers and small to medium-sized businesses in Ohio, Indiana, Kentucky, Western Pennsylvania and Michigan. CBLD also provides paging, voice messaging, enhanced fax services and conference calling.

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

    The Company (through its wholly owned subsidiary, Cincinnati Bell Cellular Systems Company) is a limited partner with a 45% interest in a limited partnership, Cincinnati SMSA Limited Partnership ("CSLP") (of which Ameritech Mobile Phone Service of Cincinnati, Inc. is the general partner) in the cellular mobile telephone service business in the Greater Cincinnati, Columbus and Dayton areas. Cincinnati Bell Cellular Systems Company has commenced a lawsuit against Ameritech Mobile Phone Service of Cincinnati, Inc. asking that the partnership be dissolved. See "Legal Proceedings".

    COMPETITION. CBLD, CBD and Cincinnati Bell Supply Company are faced with fierce competition from businesses offering similar products and services. Their success will be determined by how well they meet the changing needs of their customers.

    CSLP presently competes with a single wireless service provider, Airtouch, doing business as Cellular One-Registered Trademark-. However, the FCC has initiated auctions of wireless spectrum which can be used for competitive services. Two licenses have been awarded to AT&T and GTE, and four additional licenses will be awarded soon. The new businesses will provide a service known as PCS which may be superior in capacity and transmission quality to that offered by CSLP, using digital instead of analog technology. It's anticipated that the new competitors will begin service by reselling existing cellular services until their facilities have been constructed.

RELATIONSHIP WITH AT&T

      The Company and its subsidiaries are parties to several agreements with AT&T and its affiliates pursuant to which the Company and its subsidiaries either purchase equipment, materials and services from AT&T and its affiliates or derive significant revenues from AT&T and its affiliates by providing to them network, data processing, software development, and marketing services. During 1995, the Company's revenues from AT&T and its affiliates were approximately $345 million or 26% of the Company's consolidated revenues. Excluding network access revenues, revenues from AT&T and its affiliates were approximately $294 million or 22% of the Company's consolidated revenues. The Company purchased approximately $69 million of goods and services from AT&T and its affiliates.

      CBT and AT&T are discussing whether to revise portions of the companies' agreement governing their joint provision of certain telecommunications services. Revenues subject to discussion represent substantially less than 10% of CBT's revenues, but portions of the contract provide above-average profit contribution. The discussions are in a preliminary stage and their outcome cannot be predicted. The worst case scenario, which is not expected, could have a significant impact on CBT's earnings beginning in mid-1996. The discussions do not involve AT&T's relationships with other Company subsidiaries.


CAPITAL ADDITIONS

      The Company has been making large expenditures for construction of telephone plant and investments in its existing subsidiaries and new businesses. As a result of these expenditures, the Company expects to be able to introduce new products and services, respond to competitive challenges and increase its operating efficiency and productivity.

      The following is a summary of capital additions for the years 1991 through 1995:


                                 DOLLARS IN MILLIONS
-------------------------------------------------------------------------------
                                           Investments in
                 Telephone Plant        Existing Subsidiaries      Total Capital
                   Construction         and New Businesses           Additions
                   ------------         ------------------           ---------
1995               $ 90.3                   $ 76.5                   $ 166.8
1994               $ 112.8                  $ 43.4                   $ 156.2
1993               $ 111.6                  $ 123.8                  $ 235.4
1992               $ 95.0                   $ 45.1                   $ 140.1
1991               $ 115.9                  $ 77.4                   $ 193.3


      The total investment in telephone plant increased from approximately $1,296 million at December 31, 1990 to approximately $1,503 million at December 31, 1995, after giving effect to retirements but before deducting accumulated depreciation at either date.

      Capital additions in 1996 by the Company and its subsidiaries are anticipated to be approximately $145 million, with approximately $90 million designated for telephone plant.


EMPLOYEES

      At December 31, 1995 the Company and its subsidiaries had approximately 15,100 employees. CBT and CBIS had approximately 2,200 employees covered under collective bargaining agreements with the Communications Workers of America ("CWA"), which is affiliated with the AFL-CIO. Those agreements expire in May 1996 for CBT and September 1996 for CBIS. Negotiations with representatives of the CWA began in March 1996, and the outcome cannot be determined at this time.

      In the first quarter of 1995, the Company approved a restructuring plan for CBT and the Company. The restructuring plan results in the need for fewer people to operate the businesses. The reduction in CBT's work force is the result of the offer of early retirement incentives to eligible employees. More than 1,300 employees accepted the early retirement offer, including 1,000 hourly employees. At the end of 1995, approximately 250 management and 450 hourly employees had retired. The Company has the option to delay the retirement date of the hourly employees until March 31, 1997.


BUSINESS SEGMENT INFORMATION

      The amounts of revenues, operating income, assets, capital additions, depreciation and amortization attributable to each of the business segments of the Company for the year ended December 31, 1995 are set forth in the table relating to business segment information in Note 18 of the Notes to Financial Statements in the Company's annual report to security holders, and such table is incorporated herein by reference.


ITEM 2.  PROPERTIES

      The property of the Company is principally telephone plant which does not lend itself to description by character and location of principal units. Other property of the Company is principally computer equipment, computer software, furniture and fixtures.

      The gross investment in telephone plant and other property, in millions of dollars, at December 31, 1995 was as follows:


      Telephone Plant
         Land, buildings and leasehold improvements                $ 192.0
         Central office equipment                                    573.6
         Connecting lines (not on customer premises)                 560.9
         Station equipment                                            75.2
         Furniture, fixtures, vehicles and other                      93.4
         Telephone plant under construction                            8.3
                                                                   -------
              Total telephone plant                                1,503.4
                                                                   -------


      Other Property
         Information systems                                         182.2
         Marketing services                                           62.0
         Other                                                        38.3
                                                                   -------
              Total other property                                   282.5
                                                                   -------

      Total                                                       $1,785.9
                                                                   -------
                                                                   -------

      Substantially all of the installations of central office equipment and garages are located in buildings owned by CBT situated on land which it owns. Some CBT business and administrative offices are in rented quarters, some of which are included in capitalized leases.

      On March 20, 1996, the Company sold to a third party a 112,000 square foot building in Erlanger, Kentucky, which was a training and education facility.

      In March 1995, CBIS entered into a build-to-suit lease agreement for a new office building and data center in Orlando, Florida. Under the terms of the agreement, the lease is a 15 year lease term with four 5-year renewal options. The office building will contain 125,000 square feet and the data center will be in a separate building of 60,000 square feet. The annual base rent will be approximately $3.7 million for an initial total commitment of $55.5 million over the 15 year term.

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


ITEM 3.  LEGAL PROCEEDINGS

      None, except as described below.

      Cincinnati Bell Cellular Systems Company ("CBCSC") is a limited partner in a partnership (of which Ameritech Mobile Phone Service of Cincinnati, Inc. is the general partner) which provides cellular mobile telephone service in the Greater Cincinnati, Dayton and Columbus areas. The partnership operates in a 9,500 square mile area that contains a population of approximately five million people. On February 23, 1994, CBCSC filed an action in the Court of Chancery of the State of Delaware for New Castle County in which CBCSC seeks a dissolution of the limited partnership, the appointment of a liquidating trustee and damages against the general partner because of poor performance. On October 20, 1995, CBCSC filed a motion for summary judgment on certain counts and Ameritech filed a Motion for Summary Judgment on another count. The Court has not yet decided these motions, but the Court did issue an Order requesting that the parties brief certain additional issues. CINCINNATI BELL CELLULAR SYSTEMS COMPANY V. AMERITECH MOBILE PHONE SERVICE OF CINCINNATI, INC., ET AL.

      In connection with the above-described litigation, recent changes in the structure of the telecommunications industry, including the enactment of the Telecommunications Act of 1996, have positioned the partnership in direct competition with its two major partners, including the Company, creating irreconcilable conflicts of interest among them. The Company has pursued this litigation to maximize the value of this asset for the benefit of the shareholders. There are many possible outcomes of the litigation. The potential impact of a settlement from the lawsuit is an extremely broad range depending upon the form of distribution and the amount of damages awarded. At this time, the Company believes that it will recover its approximately $50 million investment in the partnership as of February 29, 1996.

      On October 4, 1995, the Department of Agriculture filed a claim for approximately $4 million allegedly representing damages incurred as a result of a latent defect in the work that CBIS performed under Task 1A of a Task Order Contract with the Department of Agriculture. The Company is in the process of appealing this claim to the Court of Federal Claims. Related to this claim, on January 16, 1996, DynCorp pursuant to the provisions of a Stock Purchase Agreement dated October 31, 1994, and as amended May 30, 1995, in which DynCorp purchased 100% of the outstanding capital stock of CBIS Federal Inc., filed demand for arbitration under the procedures of the American Arbitration Association. DynCorp's demand for arbitration seeks damages and other relief as follows: $2.5 million for monies withheld by the United States Government on certain Department of Agriculture task order contracts, a declaration that CBIS must indemnify DynCorp for additional claims or losses on certain government contracts, an award of $5 million in punitive damages, and fees and expenses relating to the arbitration proceedings.

      AT&T Corp. filed a collection action in the United States District Court, Southern District of Ohio, Western Division, to collect damages awarded by the Federal Communications Commission requiring CBT to refund to interexchange carriers certain amounts based on CBT's having exceeded targeted earning levels for interstate access services for the 1987-1988 access period. CBT has moved to dismiss this action on the grounds that AT&T may be barred from collecting such amounts due to the expiration of the statute of limitations. AT&T CORP. V. CINCINNATI BELL TELEPHONE CO.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

      No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT (DURING 1995).

   The names, ages and positions of the executive officers of the Company are as follows:

Name                         Age            Title
----                         ---            -----
                             (as of
                             3/31/96)

Dwight H. Hibbard (a,b)      72             Chairman of the Board

John T. LaMacchia (a,b)      54             President and Chief Executive
                                            Officer

Raymond R. Clark (c)         58             Former Executive Vice President of
                                            the Company and President and
                                            Chief Executive Officer of CBT

Brian C. Henry               39             Executive Vice President and
                                            Chief Financial Officer

David S. Gergacz (d)         47             Executive Vice President of the
                                            Company and President and
                                            Chief Executive Officer of CBT

James F. Orr                 50             Executive Vice President of the
                                            Company and President and Chief
                                            Executive Officer of CBIS

William H. Zimmer III        42             Secretary and Treasurer

William D. Baskett III       56             General Counsel and Chief
                                            Legal Officer

David F. Dougherty           41             President and Chief Executive
                                            Officer of MATRIXX

Barbara J. Stonebraker       51             Senior Vice President of
                                            CBT

Barry L. Nelson              49             President and Chief Executive
                                            Officer of CBLD

(a)   Member of the Board of Directors

(b)   Member of the Executive Committee

(c) Served as Executive Vice President of the Company and President and Chief Executive Officer of CBT until July 31, 1995.

(d) Mr. Gergacz was elected President and Chief Executive Officer of CBT effective August 1, 1995.

Officers are elected annually but are removable at the discretion of the Board of Directors.

DWIGHT H. HIBBARD, Chairman of the Board since January 1, 1985; Chief Executive Officer of the Company, 1985-September 30, 1993; Chairman of Cincinnati Bell Telephone Company, 1985-October 31, 1993. Director of Teradyne, Inc.

JOHN T. LAMACCHIA, President and Chief Executive Officer of the Company since October 1, 1993; President of the Company since January 1, 1988; Chief Operating Officer of the Company, 1988-September 30, 1993; Chairman of Cincinnati Bell Information Systems Inc. since October 1988. Director of The Kroger Company.

RAYMOND R. CLARK, Executive Vice President of the Company, January 1, 1987 - July 31, 1995; Chief Executive Officer of Cincinnati Bell Telephone Company, January 1, 1988 - July 31, 1995; President of Cincinnati Bell Telephone Company, January 1, 1987 - July 31, 1992. Director of Star Banc Corporation, Ohio National Life Insurance Company and Xtek, Inc.

BRIAN C. HENRY, Executive Vice President and Chief Financial Officer of the Company since March 29, 1993; Vice President and Chief Financial Officer of Mentor Graphics, February 1986 to March 28, 1993.

DAVID S. GERGACZ, Executive Vice President of the Company since August 1, 1995; President and Chief Executive Officer of Cincinnati Bell Telephone Company since August 1, 1995. President and Chief Executive Officer of Rogers Communications/Cantel, 1993-1995; President and Chief Executive Officer of Boston Technology 1991-1993; President and Chief Operating Officer of Network Systems Division of U.S. Sprint, 1988-1991.

WILLIAM H. ZIMMER III, Secretary and Treasurer of the Company since August 1, 1991; Secretary and Assistant Treasurer of the Company, December 1, 1988-July 31, 1991.

JAMES F. ORR, Executive Vice President of the Company since June 1, 1995; President and Chief Executive Officer of Cincinnati Bell Information Systems Inc. since January 1, 1995; Chief Operating Officer of CBIS, February 4, 1994-December 31, 1994; President and Chief Executive Officer of MATRIXX Marketing Inc., January 1, 1993-December 31, 1994; Vice President-Market Development, January 1, 1989-December 31, 1992.

DAVID F. DOUGHERTY, President and Chief Executive Officer of MATRIXX Marketing Inc. since January 1, 1995; Senior Vice President and Chief Operating Officer U.S. Operations, January 1, 1993 - December 31, 1994; President of the Consumer Division, January 1, 1991 - December 31, 1992.

BARRY L. NELSON, Chief Executive Officer of Cincinnati Bell Long Distance Inc. since January 1, 1995; President since May 1, 1987.

WILLIAM D. BASKETT III, General Counsel and Chief Legal Officer of the Company since July 1993; Partner of Frost & Jacobs since 1970.

BARBARA J. STONEBRAKER, Senior Vice President of Cincinnati Bell Telephone Company since 1990.

                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

      Cincinnati Bell Inc. (symbol: CSN) common shares are listed on the New York Stock Exchange and on the Cincinnati Stock Exchange. As of February 29, 1996 there were approximately 19,664 holders of record of the 66,923,079 outstanding Common Shares of the Company. The high and low sales prices and dividends declared per common share each quarter for the last two fiscal years are listed below:


QUARTER                         1ST         2ND         3RD         4TH
------------------------------------------------------------------------------

1995     High                 $22 1/8     $26 1/4     $28 1/8     $35 1/4
         Low                  $16 7/8     $20 7/8     $24 3/4     $26 1/8
         Dividend Declared    $   .20     $   .20     $   .20     $   .20


1994     High                 $18 7/8     $17 1/2     $20 1/8     $19 1/2
         Low                  $15 1/2     $15 3/8     $16         $16 3/4
         Dividend Declared    $   .20     $   .20     $   .20     $   .20



ITEMS 6 THROUGH 8.

           The Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Supplementary Data required by these items are included in the registrant's annual report to security holders for the fiscal year ended December 31, 1995 included in Exhibit 13 and are incorporated herein by reference pursuant to General Instruction G(2).


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

           The other information required by these items is included in the registrant's definitive proxy statement dated March 14, 1996 in the first paragraph on page 2, the accompanying notes on page 2 and the last paragraph on page 2, the information under "Election of Directors" on pages 6 and 7, the information under "Share Ownership of Directors and Officers" on page 5, the information under "Executive Compensation" on page 11 through 16, and the information under "Compensation Committee Interlocks and Insider Participation" on page 4. The foregoing is incorporated herein by reference pursuant to General Instruction G(3).

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)   Documents filed as part of this report:

     (1)   Consolidated Financial Statements:                           Page
                                                                        ----

           Report of Management                                           *

           Report of Independent Accountants                              *

           Consolidated Statements of Income                              *

           Consolidated Statements of Common Shareowners' Equity          *

           Consolidated Balance Sheets                                    *

           Consolidated Statements of Cash Flows                          *

           Notes to Financial Statements                                  *

     (2)   Financial Statement Schedule:

           Report of Independent Accountants                             24

           II  - Valuation and Qualifying Accounts                       25

     Financial statements and financial statement schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

   .......................

* Incorporated herein by reference to the appropriate portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1995. (See Part II)

    (3)  Exhibits

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

(4)(b)(ii) First Amendment to Rights Agreement, dated as of October 3, 1988, between the Company and Morgan Shareholder Services Trust Company,Rights Agent. (Exhibit (4)(b)(ii) to Form 10-K for 1988, File No. 1-8519).

(4)(c)(i) Indenture dated December 15, 1992 between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $100,000,000 of Cincinnati Bell Inc. 6.70% Notes Due December 15, 1997. A copy of this Indenture is not being filed because it is similar in all material respects to the Indenture filed as Exhibit
                        (4)(c)(ii) to Form 10-K for 1992, File No. 1-8519.

                        Indenture dated July 1, 1993 between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell, Inc.
                        7 1/4% Notes Due June 15, 2023.  Exhibit 4-A to
                        Form 8-K, date of report July 12, 1993, File No. 1-8519.

(4)(c)(ii) Indenture dated August 1, 1962 between Cincinnati Bell Telephone Company and Bank of New York, Trustee (formerly, The Central Trust Company was trustee), in connection with $20,000,000 of Cincinnati Bell Telephone Company Forty Year 4 3/8% Debentures, Due August 1, 2002. (Exhibit 4(c)(iii) to Form 10-K for 1992, File No. 1-8519).

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

(4)(c)(iii) Indenture dated as of October 27, 1993 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report October 27, 1993, File No. 1-8519).

(4)(c)(iv) No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(ii)(B) Agreement Establishing Cincinnati SMSA Limited Partnership between Advanced Mobile Phone Service, Inc. and Cincinnati Bell Inc. executed on December 9, 1982. (Exhibit (10)(k) to Registration Statement No. 2-82253).

(10)(iii)(A)(1)(i)*     Short Term Incentive Plan of Cincinnati Bell Inc., as
                        amended January 1, 1995.

(10)(iii)(A)(2)*        Cincinnati Bell Inc. Deferred Compensation Plan for
                        Non-Employee Directors, as amended July 1, 1983.
                        (Exhibit (10)(iii)(A)(3) to Form 10-K for 1986, File
                        No. 1-8519).

(10)(iii)(A)(3)*        Cincinnati Bell Inc. Pension Program, as amended
                        effective (November 4, 1991).  (Exhibit
                        (10)(iii)(A)(4)(ii) to Form 10-K for 1994, File No. 1-
                        8519).

(10)(iii)(A)(4)*        Cincinnati Bell Inc. 1988 Incentive Award Deferral
                        Plan, as amended (effective November 11, 1988).
                        (Exhibit (10)(iii)(A)(5) to Form 10-K for 1988, File
                        No. 1-8519).

(10)(iii)(A)(5)(i)*     Cincinnati Bell Inc. Senior Management Incentive Award
                        Deferral Plan, as amended January 1, 1984.  (Exhibit
                        (10)(iii)(A)(6) to Form 10-K for 1986, File No.
                        1-8519).

(10)(iii)(A)(5)(ii)*    Amendment to Cincinnati Bell Senior Management
                        Incentive Award Deferral Plan (effective December 5,
                        1988).  (Exhibit (10)(iii)(A)(6)(ii) to Form 10-K for
                        1988, File No. 1-8519).

(10)(iii)(A)(6)*        Agreement dated February 1, 1994 between the Company
                        and Dwight H. Hibbard. (Exhibit (10)(iii)(A)(8)(iii) to Form 10-K for 1993, File No. 1-8519).

(10)(iii)(A)(7)*        Executive Employment Agreement dated December 1, 1987
                        between the Company and John T. LaMacchia.  (Exhibit
                        (10)(iii)(A)(10) to Form 10-K for 1987, File No.
                        1-8519).

(10)(iii)(A)(8)*        Executive Employment Agreement dated December 1, 1987
                        between the Company and Raymond R. Clark.  (Exhibit
                        (10)(iii)(A)(11) to Form 10-K for 1987, File No. 1-
                        8519).

(10)(iii)(A)(9)*        Employment Agreement dated as of July 17, 1995 between
                        the Company and David S. Gergacz.

(10)(iii)(A)(10)*       Employment Agreement dated as of January 1, 1995
                        between the Company and Barry L. Nelson.

(10)(iii)(A)(11)*       Employment Agreement dated as of January 1, 1995
                        between the Company and David F. Dougherty.

(10)(iii)(A)(12)*       Amendment to Employment Agreement dated as of January
                        1, 1995 between the Company and David F. Dougherty.

(10)(iii)(A)(13)*       Executive Employment Agreement dated as of March 29,
                        1993 between the Company and Brian C. Henry.  (Exhibit
                        (10)(iii)(A)(14) to Form 10-K for 1993, File No. 1-
                        8519).

(10)(iii)(A)(14)(i)*    Employment Agreement dated as of August 19, 1994
                        between the Company and James F. Orr.  (Exhibit
                        (10)(iii)(A)(17)(i) to Form 10-K for 1994, File No. 1-
                        8519).

(10)(iii)(A)(14)(ii)*   Amendment to Employment Agreement dated as of October
                        31, 1994 between the Company and James F. Orr.
                        (Exhibit (10)(iii)(A)(17)(ii) to Form 10-K for 1994,
                        File No. 1-8519).

(10)(iii)(A)(15)*       Employment Agreement dated as of December 30, 1994
                        between Cincinnati Bell Telephone Company and Barbara
                        J. Stonebraker. (Exhibit (10)(iii)(A)(18) to Form 10-K for 1994, File No. 1-8519).

(10)(iii)(A)(16)(i)*    Cincinnati Bell Inc. Executive Deferred Compensation
                        Plan.  (Exhibit (10)(iii)(A)(17) to Form 10-K for 1993,
                        File No. 1-8519).

(10)(iii)(A)(16)(ii)*   Amendment to Cincinnati Bell Inc. Executive Deferred
                        Compensation Plan effective January 1, 1994.  (Exhibit
                        (10)(iii)(A)(20)(ii) to Form 10-K for 1994, File No. 1-
                        8519).

(10)(iii)(A)(17)(i)*    Cincinnati Bell Inc. 1988 Long Term Incentive Plan.
                        (Exhibit (10)(iii)(A)(12)(i) to Form 10-K for 1988,
                        File No. 1-8519).

(10)(iii)(A)(17)(ii)*   Amendment to Cincinnati Bell Inc. 1988 Long Term
                        Incentive Plan effective December 5, 1988.  (Exhibit
                        (10)(iii)(A)(12)(ii) to Form 10-K for 1988, File No.
                        1-8519).

(10)(iii)(A)(18)*       Cincinnati Bell Inc. 1988 Stock Option Plan for
                        Non-Employee Directors.  (Exhibit (10) (iii)(A)(13) to
                        Form 10-K for 1988, File No. 1-8519).

(10)(iii)(A)(19)*       Cincinnati Bell Inc. 1989 Stock Option Plan.  (Exhibit
                        (10)(iii)(A)(14) to Form 10-K for 1989, File No.
                        1-8519).

(10)(iii)(A)(20)*       Cincinnati Bell Inc. Retirement Plan for Outside
                        Directors.  (Exhibit (10)(iii)(A)(21) to Form 10-K for
                        1993, File No. 1-8519).

(11)                    Computation of Earnings (Loss) per Common Share.

(12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

(13) Portions of the Cincinnati Bell Inc. annual report to security holders for the fiscal year ended December 31, 1995 as incorporated by reference including the Selected Financial Data, Report of Management, Report of Independent Accountants, Management's Discussion and Analysis and Consolidated Financial Statements.

(21)                    Subsidiaries of the Registrant.

(23)                    Consent of Independent Accountants.

(24)                    Powers of Attorney.

(27)                    Financial Data Schedules.

(99)(a)                 Annual Report on Form 11-K for the Cincinnati Bell Inc.
                        Retirement Savings Plan for the year 1995 will be filed by amendment on or before June 30, 1996.

(99)(b)                 Annual Report on Form 11-K for the Cincinnati Bell Inc.
                        Savings and Security Plan for the year 1995 will be filed by amendment on or before June 30, 1996.

(99)(c) Annual Report on Form 11-K for the MATRIXX Marketing Inc. Profit Sharing/401(k) Plan for the year 1995 will be filed by amendment on or before June 30, 1996.

(99)(d) Annual Report on Form 11-K for the CBIS Retirement and Savings Plan for the year 1995 will be filed by amendment on or before June 30, 1996.




 ........................
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

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

                                  CINCINNATI BELL INC.

March 28, 1996                    By /S/ JAMES M. DAHMUS
                                  ------------------------
                                      James M. Dahmus,
                                      Vice President and
                                      Controller


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                              TITLE                           DATE

                                       Principal Executive Officer;
                                       President, Chief Executive
JOHN T. LAMACCHIA*                     Officer and Director
------------------
John T. LaMacchia

                                       Principal Accounting and
                                       Financial Officer; Executive
                                       Vice President and
BRIAN C. HENRY*                        Chief Financial Officer
---------------
Brian C. Henry

JOHN F. BARRETT*                       Director
----------------
John F. Barrett

PHILLIP R. COX*                        Director
---------------
Phillip R. Cox

WILLIAM A. FRIEDLANDER*                Director
-----------------------
William A. Friedlander
                                       Chairman of the Board and
DWIGHT H. HIBBARD*                     Director
------------------
Dwight H. Hibbard

ROBERT P. HUMMEL, M.D.*                Director
-----------------------
Robert P. Hummel, M.D.

JAMES D. KIGGEN*                       Director
----------------
James D. Kiggen

SIGNATURE                              TITLE                 DATE


CHARLES S. MECHEM, JR.*                Director
-------------------------
Charles S. Mechem, Jr.

MARY D. NELSON*                        Director
----------------
Mary D. Nelson

DAVID B. SHARROCK*                     Director
-------------------
David B. Sharrock



*By /s/ BRIAN C. HENRY                                     March 28, 1996
    -------------------
    Brian C. Henry
    as attorney-in-fact and on his behalf
    as Executive Vice President and
    Chief Financial Officer

                          REPORT OF INDEPENDENT ACCOUNTANTS





To the Shareowners of
    Cincinnati Bell Inc.

Our report on the consolidated financial statements of Cincinnati Bell Inc. has been incorporated by reference in this Form 10-K from page 25 of the 1995 annual report of Cincinnati Bell Inc. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule on page 25 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Cincinnati, Ohio
February 14, 1996

                               Schedule II

                            CINCINNATI BELL INC.
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           (Millions of Dollars)

------------------------------------------------------------------------------------------------------------
                   COL. A                     COL. B             COL. C            COL. D       COL. E
------------------------------------------------------------------------------------------------------------

                                                               ADDITIONS         DEDUCTIONS
                                                        ---------------------    ----------
                                                            (1)         (2)
                                             BALANCE AT               CHARGED                  BALANCE
                                             BEGINNING   CHARGED TO   TO OTHER                  AT END
DESCRIPTION                                  OF PERIOD   EXPENSES     ACCOUNTS                 OF PERIOD
------------------------------------------------------------------------------------------------------------
Year 1995
     Allowance for doubtful accounts . . . .    $14.1       $8.5      $5.3(a)      $13.2(b)     $14.7

Year 1994
     Allowance for doubtful accounts . . . .    $14.0      $11.1      $3.0(a)      $14.0(b)     $14.1

Year 1993
     Allowance for doubtful accounts . . . .     $6.7      $14.6      $4.1(a)      $11.4(b)     $14.0

(a) Primarily includes amounts previously written off which were credited directly to this account when recovered and an allocation of the purchase price for receivables purchased from Interexchange Carriers.

(b)  Primarily includes amounts written off as uncollectible.