Form 10-Q
period 1996-03-31
CINCINNATI BELL INC /OH/
filed 1996-05-13
CIK 716133

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
           ---         OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to          .
                                            ---------    ---------


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


          At April 30, 1996, 67,205,985 Common Shares were outstanding

Form 10-Q Part I                                            Cincinnati Bell Inc.

                         PART I - FINANCIAL INFORMATION

             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 (Millions of Dollars, Except Per Share Amounts)
                                   (Unaudited)


                                                  For the Three Months
                                                      Ended March 31,
                                                  ---------------------
                                                      1996      1995
                                                  ----------  ---------
Revenues .........................................    $362.1    $331.8
                                                     -------   -------
Costs and Expenses
  Cost of providing services and products sold ...     187.9     171.8
  Selling, general and administrative ............      65.2      68.9
  Depreciation and amortization ..................      41.9      39.5
  Special charges ................................      (5.5)    132.0
                                                     -------   -------
    Total Costs and Expenses .....................     289.5     412.2
                                                     -------   -------

Operating Income (Loss) ..........................      72.6     (80.4)

Other Income (Expense), Net ......................       1.2      (1.4)
Interest Income ..................................        .3       1.5
Interest Expense .................................       9.6      12.8
                                                     -------   -------

Income (Loss) Before Income Taxes ................      64.5     (93.1)

Income Taxes .....................................      22.8     (33.5)
                                                     -------   -------

Net Income (Loss) ................................    $ 41.7    $(59.6)
                                                     -------   -------
                                                     -------   -------

Earnings (Loss) Per Common Share .................    $  .62    $ (.90)
                                                     -------   -------
                                                     -------   -------

Dividends Declared per Common Share ..............    $  .20    $  .20
                                                     -------   -------
                                                     -------   -------

Average Common Shares Outstanding (000) ..........    66,872    66,046


Retained Earnings at Beginning of Period .........    $157.1    $246.6

Net Income (Loss) ................................      41.7     (59.6)

Common Dividends Declared ........................     (13.5)    (13.2)
                                                     -------   -------

Retained Earnings at End of Period ...............    $185.3    $173.8
                                                     -------   -------
                                                     -------   -------


See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                           CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Unaudited)


                                                       March 31,   December 31,
                                                          1996        1995
                                                       ----------  -----------
ASSETS
Current Assets
     Cash and cash equivalents . . . . . . . . . . . .   $   28.3  $    2.9
     Receivables, less allowances of $12.8 and $14.7 .      266.9     266.7
     Material and supplies . . . . . . . . . . . . . .       11.6      10.5
     Deferred income tax . . . . . . . . . . . . . . .       18.4      25.4
     Prepaid expenses and other current assets . . . .       35.5      35.9
                                                         --------   -------
          Total current assets . . . . . . . . . . . .      360.7     341.4

Property, Plant and Equipment, net . . . . . . . . . .      967.3     993.9

Goodwill and other intangibles . . . . . . . . . . . .      170.4     172.3
Investments in unconsolidated entities . . . . . . . .       58.3      53.4
Deferred charges and other assets. . . . . . . . . . .       26.8      30.7
                                                         --------   -------

Total Assets . . . . . . . . . . . . . . . . . . . . .   $1,583.5  $1,591.7
                                                         --------   -------
                                                         --------   -------

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
     Debt maturing in one year . . . . . . . . . . . .   $  145.3  $  126.1
     Accounts payable and accrued liabilities  . . . .      151.4     201.2
     Accrued taxes . . . . . . . . . . . . . . . . . .       50.8      48.0
     Advance billing and customers' deposits . . . . .       30.9      40.5
     Other current liabilities . . . . . . . . . . . .       40.4      37.5
                                                         --------   -------
          Total current liabilities  . . . . . . . . .      418.8     453.3

Long-Term Debt . . . . . . . . . . . . . . . . . . . .      385.3     386.8
                                                         --------   -------

Deferred income taxes  . . . . . . . . . . . . . . . .      105.9     111.3
Unamortized investment tax credits . . . . . . . . . .       14.5      14.8
Other long-term liabilities. . . . . . . . . . . . . .      146.2     147.4
                                                         --------   -------

          Total liabilities  . . . . . . . . . . . . .    1,070.7   1,113.6
                                                         --------   -------

Shareowners' Equity
     Common shares-$1 par value; 240,000,000
      shares authorized  . . . . . . . . . . . . . . .       67.0      66.7
     Additional paid-in capital. . . . . . . . . . . .      262.4     256.1
     Retained earnings . . . . . . . . . . . . . . . .      185.3     157.1
     Currency translation adjustments  . . . . . . . .       (1.9)     (1.8)
                                                         --------   -------
          Total shareowners' equity  . . . . . . . . .      512.8     478.1
                                                         --------   -------

Total Liabilities and Shareowners' Equity  . . . . . .   $1,583.5  $1,591.7
                                                         --------   -------
                                                         --------   -------

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)


                                                          For the Three Months
                                                             Ended March 31,
                                                          ---------------------
                                                             1996      1995
                                                          ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss) . . . . . . . . . . . . . . . . . . . .   $ 41.7     $(59.6)
 Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . .     41.9       39.4
     Special charges . . . . . . . . . . . . . . . . . . .     (5.5)     132.0
     Provision for loss on receivables . . . . . . . . . .      2.5        4.4
     Other, net  . . . . . . . . . . . . . . . . . . . . .     (1.7)       3.4
 Changes in assets and liabilities:
     Decrease (increase) in receivables  . . . . . . . . .     (2.7)      11.5
     Increase in other current assets  . . . . . . . . . .      (.7)       (.9)
     Decrease in accounts payable and accrued
      liabilities  . . . . . . . . . . . . . . . . . . . .    (38.8)     (28.0)
     Decrease in other current liabilities . . . . . . . .     (3.8)      (3.1)
     Increase (decrease) in deferred income taxes
       and unamortized investment tax credits. . . . . . .      1.6      (42.0)
     Decrease in other assets and liabilities-net  . . . .      9.8         .9
                                                             ------     ------

          Net cash provided by operating activities  . . .     44.3       58.0
                                                             ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures-telephone plant  . . . . . . . .    (15.6)     (21.4)
     Capital expenditures-other  . . . . . . . . . . . . .     (8.2)      (3.6)
     Acquisitions, net of cash acquired  . . . . . . . . .    (11.1)     (17.7)
     Disposition of assets . . . . . . . . . . . . . . . .     12.7         --
     Other, net  . . . . . . . . . . . . . . . . . . . . .     (4.6)       9.0
                                                             ------     ------

          Net cash used in investing activities  . . . . .    (26.8)     (33.7)
                                                             ------     ------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in notes payable . . . . . . . . . . . . .     19.0        1.7
     Repayments of long-term debt  . . . . . . . . . . . .     (3.4)       (.7)
     Issuance of common shares . . . . . . . . . . . . . .      5.6        1.0
     Dividends paid  . . . . . . . . . . . . . . . . . . .    (13.3)     (13.2)
                                                             ------     ------

          Net cash provided by (used in)
           financing activities  . . . . . . . . . . . . .      7.9      (11.2)
                                                             ------     ------

Net increase in cash and cash equivalents  . . . . . . . .     25.4       13.1

Cash and cash equivalents at beginning of period . . . . .      2.9       78.3
                                                             ------     ------

Cash and cash equivalents at end of period . . . . . . . .   $ 28.3     $ 91.4
                                                             ------     ------
                                                             ------     ------

Cash paid for:
  Interest (net of amount capitalized) . . . . . . . . . .   $  6.3     $  4.5
  Income taxes . . . . . . . . . . . . . . . . . . . . . .   $  5.6     $ 10.2


See Notes to Financial Statements.

Form 10-Q Part I                                       Cincinnati Bell Inc.

                     NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)


(1) BASIS OF PRESENTATION - The consolidated financial statements of Cincinnati Bell Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Notes (2) and (3). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

     Beginning in the first quarter of 1996, certain costs and expenses which were previously classified as operating, plant and building services and taxes other than income taxes have been reclassified to cost of providing services and products sold, and selling, general and administrative to provide better information on the Company's margins and overhead. All prior period financial information has been reclassified to conform with this year's presentation.

     The consolidated financial statements include the accounts of Cincinnati Bell Inc. (CBI) and its wholly owned subsidiaries (the Company). The Company operates in three industry segments. The telephone operations segment, Cincinnati Bell Telephone Company (CBT), provides telecommunications services and products, mainly local service, network access and toll telephone services. The information systems segment, Cincinnati Bell Information Systems Inc. (CBIS), provides data processing services and software development services through long-term contracts primarily to the U.S. telecommunications industry. The marketing services segment, MATRIXX Marketing Inc. (MATRIXX) provides telephone marketing, research, fulfillment and database services.

(2) 1995 BUSINESS RESTRUCTURING - In the first quarter 1995, the Company approved a restructuring plan for CBT and CBI. The restructuring plan resulted in the need for fewer people to operate the businesses. More than 1,300 employees accepted the retirement offer, including 1,000 hourly employees. Through the end of the first quarter 1996, approximately 270 management and 495 hourly employees had retired under this offer. The Company recorded $132 million of special charges in the first quarter 1995 to reflect the cost of restructuring programs at CBT ($124 million) and CBI ($8 million). In the first quarter 1996, CBT recorded $5.5 million of non-cash pension settlement gains resulting from lump-sum distributions to employees retiring under the offer. The Company expects to record additional settlement gains through 1997 as employees retire under the offer. Current actuarial estimates are that the Company's settlement gains may approximate $16 million for 1996.

Form 10-Q Part I                                       Cincinnati Bell Inc.

                                   (Unaudited)



(3) DISPOSAL AND RESTRUCTURING OF CBIS OPERATIONS - As of March 31, 1996, CBIS had $5.4 million remaining in this reserve. CBIS paid $.9 million of costs for discontinued products and related contingencies of the businesses sold and charged the costs to the reserve during the first quarter of 1996.

(4) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information, in millions of dollars, is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:


                                    For the Three Months
                                        Ended March 31,
                                    ---------------------
                                        1996      1995
                                    ----------  ---------
     Revenues  . . . . . . . . . .      $158.8    $153.3

     Costs and Expenses  . . . . .      $120.4    $249.5

     Net Income (Loss) . . . . . .      $ 22.0    $(63.2)



     Results for the first quarter of 1996 include $5.5 million of pension settlement gains which increased net income by $3.5 million. Results for the first quarter of 1995 include $124 million of special charges which decreased CBT's net income by $79.0 million. These items are associated with the restructuring of CBT's operations as described in Note (2).



                                    March 31,      December 31,
                                      1996            1995
                                    ---------      -----------
     Current Assets  . . . . . . .  $  117.7          $  193.4
     Telephone Plant-Net . . . . .     857.4             878.7
     Other Noncurrent Assets . . .      15.8              19.3
                                    ---------         --------

     Total Assets  . . . . . . . .  $  990.9          $1,091.4
                                    ---------         --------
                                    ---------         --------

     Current Liabilities . . . . .  $  126.5          $  215.6
     Noncurrent Liabilities  . . .     195.3             204.3
     Long-Term Debt  . . . . . . .     222.1             233.9
     Shareowner's Equity . . . . .     447.0             437.6
                                    ---------         --------

     Total Liabilities and
      Shareowner's Equity  . . . .  $  990.9          $1,091.4
                                    ---------         --------
                                    ---------         --------


Form 10-Q Part I                                       Cincinnati Bell Inc.

                                   (Unaudited)



(5) AT&T RELATIONSHIP - The Company derives significant revenues from AT&T and its affiliates by providing network services, information management systems, and marketing services. Revenues from AT&T were 24% and 26% of the Company's consolidated revenues for the three months ended March 31, 1996 and 1995. Excluding network access revenues, revenues from AT&T were 20% and 21%.

     CBT and AT&T are discussing whether to revise portions of their joint provision of certain telecommunications services. Revenue subject to discussion are well less than 10% of CBT's revenues but represent above average profit contribution. In a worst case scenario the results could have a material effect on CBT's net income beginning in mid-1996. The outcome cannot be predicted at this time. The discussions do not involve AT&T relationships with the Company's other subsidiaries.

(6) CONTINGENCIES - The Company, which has a 45% interest in a cellular partnership, is seeking to dissolve the partnership because of poor performance. In February, 1996 the Telecommunications Act of 1996 was signed into law. The Telecommunications Act together with recent changes in the telecommunications industry have positioned the partnership in direct competition with the two partners, including the Company, creating irreconcilable conflicts of interest. The potential impact of a settlement from the lawsuit is extremely broad-range depending upon the form of distribution and amount of damages awarded or any other possible outcome. However, the Company believes it will recover its $51 million investment in the partnership.

     The Company is from time to time subject to routine complaints incidental to the business. The Company believes that the results of any complaints and proceedings will not have a materially adverse effect on the Company's financial condition.

Form 10-Q Part I                                       Cincinnati Bell Inc.

                                 (Unaudited)


(7) BUSINESS SEGMENT INFORMATION - The Company operates primarily in three industry segments, Telephone Operations, Information Systems and Marketing Services. The Company's business segment information, in millions of dollars, is as follows:

                                                 For the Three Months
                                                    Ended March 31,
                                                 ---------------------
                                                    1996        1995
     -----------------------------------------------------------------
     Revenues
          Telephone Operations                   $  158.8     $  153.3
          Information Systems                       106.9         90.1
          Marketing Services                         77.4         70.6
          Other                                      36.2         35.3
          Corporate                                    .4           .7
          Intersegment                              (17.6)       (18.2)
                                                 --------     --------
               Total                             $  362.1     $  331.8
     -----------------------------------------------------------------
     Intersegment Revenues
          Telephone Operations                   $    5.9     $    5.3
          Information Systems                         9.8         11.0
          Marketing Services                           .7           .6
          Other                                        .9           .7
          Corporate                                    .3           .6
                                                 --------     --------
               Total                             $   17.6     $   18.2
     -----------------------------------------------------------------
     Operating Income (Loss) (1)
          Telephone Operations                   $   38.4     $  (96.2)
          Information Systems                        17.5          8.0
          Marketing Services                          9.6          8.0
          Other                                       7.8          7.9
          Corporate and Eliminations                  (.7)        (8.1)
                                                 --------     --------
               Total                             $   72.6     $  (80.4)
     -----------------------------------------------------------------
     Assets (at March 31)
          Telephone Operations                   $  990.9     $1,093.5
          Information Systems                       256.9        242.7
          Marketing Services                        260.8        273.7
          Other                                      39.3         39.7
          Corporate and Eliminations                 35.6         65.0
                                                 --------     --------
               Total                             $1,583.5     $1,714.6
     -----------------------------------------------------------------
     Capital Additions (including acquisitions)
          Telephone Operations                   $   17.7     $   21.6
          Information Systems                         7.3          8.0
          Marketing Services                          3.4         12.7
          Other                                        .3           .6
                                                 --------     --------
               TOTAL                             $   28.7     $   42.9
     -----------------------------------------------------------------
     Depreciation and Amortization
          Telephone Operations                   $   28.8     $   27.9
          Information Systems                         8.0          7.1
          Marketing Services                          4.2          3.7
          Other                                        .9           .7
                                                 --------     --------
               TOTAL                             $   41.9     $   39.4
     -----------------------------------------------------------------


     Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets used in the operations of the segment.

     (1) Results for the first quarter 1996 include $5.5 million in settlement gains from a 1995 restructuring at CBT.

          Results for the first quarter 1995 include restructuring charges of $124.0 million at CBT and $8.0 million at CBI and $2.5 million in acquired in-process research and development costs at CBIS.

Form 10-Q Part I                                       Cincinnati Bell Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

CONSOLIDATED
CBI's consolidated revenues during January-March 1996 were $362.1 million, up 9.1% from $331.8 million recorded in 1995. The Company's consolidated net income for the first quarter 1996 was $41.7 million compared with a net loss of $59.6 million in 1995. Earnings per share were $.62 in the first quarter compared to a loss per share of $.90 for the first quarter of 1995. Results for the first quarter 1996 included $5.5 million of pension settlement gains from the 1995 business restructuring which increased net income $3.5 million or $.05 per common share. The results for the first quarter of 1995 included $132 million of special charges for business restructuring at CBT ($124.0) and CBI ($8.0), and a non-recurring charge of $2.5 million. The special and non-recurring charges reduced net income by $85.6 million or $1.29 per common share.

The following discussion should be read in conjunction with the consolidated financial statements and segment data. Results for interim periods may not be indicative of the results for the full year.


REVENUES AND COSTS AND EXPENSES

TELEPHONE OPERATIONS


                                         For the Three Months
                                            Ended March 31,            Change
                                         ---------------------         -------
(In millions)                               1996      1995          Amount     %
                                          --------  --------       ---------  ----
Revenues
     Local service                           $ 90.5    $ 85.5    $   5.0      6
     Network access                            38.8      36.8        2.0      5
     Long distance                              7.1       8.6       (1.5)   (17)
     Other                                     22.4      22.4         --     --
                                             ------    ------    -------
       Total                                 $158.8    $153.3    $   5.5      4

Costs and expenses
     Special charges                         $ (5.5)   $124.0    $(129.5)    --
     Other expenses                           125.9     125.5         .4     --
                                             ------    ------    -------
                                             $120.4    $249.5    $(129.1)   (52)

Operating income (including special charges) $ 38.4    $(96.2)   $ 134.6     NA

Operating income (excluding special charges) $ 32.9    $ 27.8    $   5.1     18

Operating margin (excluding special charges)   20.7%     18.1%


Access lines (000)                              917       885         32      4

Minutes of Use (In millions)                    916       861         55      6


Local service revenues increased $5.0 million for the first quarter 1996 compared to the first quarter 1995 mainly from continuing access line growth. Access lines increased 32,000 compared to the first quarter 1995 and 11,000 during the first quarter 1996. Much of the growth was attributed to higher installations of second residential lines for home office, on-line computer services and children's phones. Growth in enhanced custom calling services, central office features, public telephone revenues and a new Kentucky rate plan effective in May 1995 accounted for the remainder of the increase.

Form 10-Q Part I                                       Cincinnati Bell Inc.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Network access revenues increased $2.0 million in the first quarter from increased end user charges and growth in interstate minutes of use. The increase in end user charges was the direct result of access line growth.

The $1.5 million decrease in long distance revenues in the first quarter was caused by lower settlement revenues from interexchange carriers and independent companies. Long distance message revenues decreased because of the expansion of local service areas in some Northern Kentucky counties in November 1995.

Costs and expenses were comparable to last year after excluding special charges for the first quarter 1995 business restructuring (see Note (2) of Notes to Financial Statements). Increases were from materials and supplies costs for a large wiring project, advertising costs for specific planned campaigns including internet access, and depreciation and amortization expenses particularly for increases in switching, circuit and outside plant assets. The increases were offset by lower wages and salaries expense because of lower headcount levels, and by lower property taxes resulting from a tax law change in Ohio on equipment placed into service after January 1, 1994.

INFORMATION SYSTEMS


                                          For the Three Months
                                              Ended March 31,         Change
                                            -----------------        --------
(In millions)                                 1996      1995      Amount     %
                                            -------   -------    --------  -----
Revenues                                     $106.9    $ 90.1    $ 16.8     19

Costs and expenses
     Special items                               --    $  2.5    $ (2.5)    --
     Other expenses                          $ 89.4    $ 79.6    $  9.8     12
                                            -------   -------    --------
                                             $ 89.4    $ 82.1    $  7.3      9

Operating income (including special items)   $ 17.5    $  8.0    $  9.5    120

Operating income (excluding special items)   $ 17.5    $ 10.5    $  7.0     67

Operating margin (excluding special items)     16.4%     11.7%


Revenues were $16.8 million higher for the first quarter 1996 compared to the first quarter 1995. Data processing revenues contributed $6.3 million of the increase from strong subscriber growth of cellular clients. Professional services and other revenues increased $8.6 million from the acquisition of ISD in the fourth quarter 1995, and product enhancements with existing and new clients. International revenues increased $2.7 million on the strength of new agreements and the resolution of delivery issues. The increases were partially offset by the completion of one contract in 1995.

Costs and expenses increased $9.8 million during the first quarter (excluding special items). Commitment to new product development resulted in a $2.8 million increase in research and development expenses. The inclusion of the operating costs and expenses of ISD which was acquired in the fourth quarter 1995 accounted for $2.6 million of the increase. The need for additional data center capacity to service the higher subscriber levels also caused an increase in expenses. The remaining increase in costs and expenses was primarily attributed to new business development. A special non-recurring charge of $2.5 million in the first quarter of 1995 is for acquired in-process research and development.

Form 10-Q Part I                                       Cincinnati Bell Inc.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)




MARKETING SERVICES


                            For the Three Months
                               Ended March 31,         Change
                            ---------------------      -------
(In millions)                  1996       1995     Amount     %
                            ---------  ---------   -------  ----
Revenues                      $ 77.4    $ 70.6    $  6.8     10

Costs and expenses            $ 67.8    $ 62.6    $  5.2      8

Operating income              $  9.6    $  8.0    $  1.6     20

Operating margin                12.4%     11.3%


Continued growth in marketing services resulted in an increase of $6.8 million in revenues in the first quarter 1996 compared to the first quarter 1995.
Growth of $9.0 million came from custom and inbound services, business to business revenues, marketing research services and international operations. Reasons for the growth were the implementation of new contracts, and increased business from existing customers. Partially offsetting the increases were decreases of $2.2 million from technology and outbound services. The decreases were the result of a very strong first quarter in 1995 for technology, and lower revenues from a major client for outbound services.

Costs and expenses continued to increase at a lower rate than revenues as cost control efforts have served to reduce variable and administrative costs. The increase was attributable to direct labor costs associated with the increase in revenues.

OTHER


                                           For the Three Months
                                               Ended March 31,       Change
                                             -----------------      --------
(In millions)                                  1996      1995     Amount     %
                                             -------   -------   --------  -----
Revenues                                     $ 36.6    $ 36.0    $   .6      2

Costs and expenses
     Special charges                         $   --    $  8.0    $ (8.0)    --
     Other expenses                            30.2      29.0       1.2      4
                                             -------   -------   --------
                                             $ 30.2    $ 37.0    $ (6.8)   (18)

Operating income (including special charges) $  6.4    $ (1.0)   $  7.4     NA

Operating income (excluding special charges) $  6.4    $  7.0    $ (0.6)    (9)

Operating margin (excluding special charges)   17.5%     19.4%


Revenues and other expenses were comparable for 1996 versus 1995. Costs and expenses for the first quarter 1995 included special charges at CBI for business restructuring (see Note (2) of Notes to Financial Statements).

Form 10-Q Part I                                       Cincinnati Bell Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)



OTHER INCOME (EXPENSE), NET


                                For the Three Months
                                   Ended March 31,          Change
                                --------------------      ----------
(In millions)                      1996      1995       Amount    %
                                ---------  ---------    ------  -----

                                  $  1.2    $ (1.4)     $  2.6    --


The majority of the increase is from improved results in 1996 of the Company's investment in a cellular partnership.


INTEREST INCOME


                                For the Three Months
                                   Ended March 31,          Change
                                --------------------      ----------
(In millions)                      1996      1995       Amount    %
                                ---------  ---------    ------  -----

                                 $  0.3      $  1.5     $ (1.2)  (80)


The decrease in interest income is related to the lower level of temporary cash investments in 1996 than in 1995.


INTEREST EXPENSE


                                For the Three Months
                                   Ended March 31,          Change
                                --------------------      ----------
(In millions)                      1996      1995       Amount    %
                                ---------  ---------    ------  -----

                                 $  9.6      $ 12.8     $ (3.2)   25


The debt restructuring that took place in late 1995 was the major cause of reduced interest expense in 1996. The replacement of higher cost long-term debt at CBI and CBT, and the termination of the interest rate and currency swap agreement resulted in $2.9 million of lower interest expense in the quarter when compared with the same period in 1995. The decrease was somewhat offset by a higher level of short-term borrowings and interest expense on amounts of revenues subject to refund.


INCOME TAXES


                                For the Three Months
                                   Ended March 31,          Change
                                --------------------      ----------
(In millions)                      1996      1995       Amount    %
                                ---------  ---------    ------  -----

                                 $ 22.8      $(33.5)    $ 56.3    --


Higher income before taxes was the principal reason for the increase of $56.3 million in income taxes. The Company's effective tax rate was 35.3% for the three months ended March 31, 1996 and 36% for the three months ended March 31, 1995.

Form 10-Q Part I                                       Cincinnati Bell Inc.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)



FINANCIAL CONDITION

CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY
Management believes that the Company has adequate internal and external resources available to finance its on-going operating requirements, including network expansion and modernization, business development and dividend programs. The Company maintains adequate lines of credit with several institutions to provide support for borrowings and general corporate purposes.

Cash provided by operating activities, which is the Company's primary source of liquidity, was $44.3 million during the first quarter 1996. Cash was used for capital expenditures, dividends, and to reduce accounts payable and accrued liabilities by $38.8 million.

As a result of the recent increase in the market value of the Company's shares, employees exercised stock options. This was the primary cause of the increase in common shares issued during the first quarter of 1996.

The Company's most significant investing activity continued to be capital expenditures. Capital expenditures were $23.8 million for the three months ended March 31, 1996. This was comparable to the first three months in 1995. Requirements for additional updating of facilities will be continuously evaluated based on customer and market demand and engineering economics. Due to stronger-than-expected growth, the Company has upwardly revised its estimate of 1996 capital expenditures. It now anticipates spending $150-160 million in total capital with $90-100 million of that total expected for the telephone operations segment.

Other investing activities included a payment for an acquisition in late 1995. Offsetting the acquisition payment was cash received for the disposition of certain real estate.

Debt maturing in one year increased approximately $19 million at March 31, 1996 compared to December 31, 1995 primarily from increased borrowings of short-term debt to support higher cash levels. Accounts payable and accrued liabilities at March 31, 1996 decreased $50 million from December 31, 1995 primarily as the result of the payments for an acquisition made in late 1995, employee-related expenses, funding the company's charitable foundation and liabilities accrued at December 31, 1995. The recognition of directory and international revenues accounted for most of the $10 million decrease in advance billing and customers' deposits from December 31, 1995.

OTHER INFORMATION
On May 11, 1996, the three-year contract between CBT and the Communications Workers of America expired. A new contract agreement has not been reached but both parties have agreed to continue negotiations, avoiding a work stoppage for now. The outcome cannot be predicted at this time.

RECENTLY ISSUED ACCOUNTING STANDARDS
The Company has adopted Statement of Financial Accounting Standards (SFAS) 123 "Accounting for Stock-Based Compensation", which became effective for the fiscal year beginning after December 15, 1995. SFAS 123 requires either the recognition or the pro forma disclosure of compensation expense for stock options and other equity instruments determined by a fair value based method of accounting. The Company intends to disclose pro forma net income and earnings per share in the 1996 Annual Report, which will have no effect on the consolidated financial statements.

Form 10-Q Part I                                       Cincinnati Bell Inc.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


REGULATORY MATTERS

TELECOMMUNICATIONS COMPETITION
Regulatory agencies on the state and federal levels are accelerating initiatives to increase competition in the telecommunications industry. Congress passed the Telecommunications Act of 1996 in February of this year which mandates the development of competitive markets. In preparation for potential competition, CBT is redesigning and streamlining its processes and work activities to improve responsiveness to customer needs, permit more rapid introduction of new products and services, improve the quality of products and services and reduce costs. Telephone plant and network are being upgraded as business judgment dictates. The actions of regulatory agencies may make it more difficult for CBT to maintain current revenue and profit objectives.

KENTUCKY FILING
An order from the Public Service Commission of Kentucky (PSCK) for a CBT proposal of new regulated rates was received in May 1995. The order maintained uniform rates for basic services in CBT's Kentucky and Ohio metropolitan service areas. The result was that it is essentially revenue neutral, as local service increases are offset by carrier common line and other rate adjustments. CBT filed for a rehearing of certain issues of the rate order. The PSCK granted a rehearing in February, 1996 on the issue of re-regulation for inside wire revenues only. The rest of the issues were denied. CBT is expecting an order from the PSCK as a result of the rehearing sometime in the second quarter 1996.

EFFECTS OF REGULATORY ACCOUNTING
CBT presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS 71, CBT records certain assets and liabilities because of the actions of regulators. CBT periodically reviews these criteria to ensure that continuing application of SFAS 71 is appropriate. Based on assessment of CBT's current competitive and regulatory environment, the Company believes that the application of SFAS 71 remains appropriate.

In the event CBT determines that it no longer meets the criteria for following SFAS 71, the accounting impact to CBT could be an extraordinary non-cash charge of an amount that would be material. This would include the elimination of regulatory assets and liabilities and adjusting the carrying amount of telephone plant to the extent that it is determined such amounts could be considered overstated as a result of the regulatory process and are not recoverable in future revenues. Asset lives used for future depreciation expense would likely be shorter than those approved by regulators. CBT estimates that if it were to discontinue SFAS 71, any pre-tax charge could be up to $300 million depending on management's assessment of the competitive environment at the time.


BUSINESS OUTLOOK

Cincinnati Bell operates businesses in several different markets under the telecommunications umbrella. All of these markets are becoming more competitive as regulatory barriers recede and the pace of technological changes quickens. The quickening pace may increase the variability of financial results on a period-to-period basis. Cincinnati Bell is advantaged today by being the market leader in its three markets - local telephony in the Greater Cincinnati area, data processing and billing services for telecommunications companies and telephone marketing.

Form 10-Q Part I                                       Cincinnati Bell Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


Cincinnati Bell's revenues should grow at a 9% plus rate in 1996. The growth will occur primarily at CBIS and MATRIXX. CBT's revenues are expected to increase at a 3% plus rate in 1996, but could be somewhat offset by a decline in its customer base from increased competition and adjustments to its agreement with AT&T. CBT is introducing new services and features to meet the challenges of regulatory actions, competition and the changing market. CBT is also continuing discussions with AT&T as to whether to revise portions of the companies' agreement governing their joint provision of certain telecommunications services. The outcome cannot be predicted at this time (see Note (5) of Notes to Financial Statements).

During the first quarter of 1996, CBIS announced several new contracts. Two contracts were for long-term billing and customer care agreements with two key Personal Communications Services (PCS) companies in the United States. The third agreement was for development and data processing services for AT&T's re-entry into the local telephone market. The ultimate value and profitability of these contracts hinge on CBIS's ability to provide cost-effective solutions, and maintain and grow the systems as these clients increase their penetration into their prospective markets, and on the market success of PCS technology and AT&T local telephony. During all of these activities, CBIS must also continue to satisfy current clients' needs with continued strong value in its products and services.

In addition, CBIS announced a joint marketing relationship with a company that renders solutions to combat cellular telephone fraud.

The continued trend in the outsourcing of telemarketing by major companies is important for MATRIXX's continued growth. MATRIXX is expanding its facilities for anticipated new business. The recent alliance between AT&T and DIRECTV-Registered Trademark- should help generate increased revenues for MATRIXX, at least in the short term.

The Company's other businesses also face competition from businesses offering similar products and services. These businesses are meeting their competition by addressing the needs of their customers, and offering superior value, quality and service.

The Company continues to review opportunities for acquisitions and divestitures for all its businesses to enhance shareowner value.

Form 10-Q Part II                                      Cincinnati Bell Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders of the Company held on April 22, 1996 the shareholders elected three officers and ratified the Company's auditors. Dr. Robert P. Hummel was elected as a director with 53,039,168 common shares voting for election and 1,143,229 common shares voting against election. James D. Kiggen was elected as a director with 52,930,577 common shares voting for election and 1,251,819 common shares voting against election. Mary D. Nelson was elected as a director with 53,033,397 common shares voting for election and 1,148,999 common shares voting against election. Coopers & Lybrand L.L.P. was ratified as the Company's auditors with 53,287,253 common shares voting for ratification, 597,016 common shares voting against ratification and 298,127 common shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          The following are filed as Exhibits to Part I of this Form 10-Q:

          Exhibit
          Number
          --------

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



                                         Cincinnati Bell Inc.



Date   May 13, 1996                      /s/ James M. Dahmus
    -----------------                    ---------------------------
                                         James M. Dahmus
                                         Vice President and Controller

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549



                                      FORM 10-Q

                  Quarterly Report Pursuant to Section 13 or 15 (d)

                       of the Securities Exchange Act of 1934

                   for the quarterly period ended March 31, 1996



                                CINCINNATI BELL INC.

               (Exact Name of Registrant as specified in its charter)



                                       EXHIBITS

                                 INDEX TO EXHIBITS

                  Filed Pursuant to Item 601 of Regulation S-K


     Exhibit
       No.                         Title of Exhibit                   Page
     --------                      ----------------                  ------

      (11)            Computation of Earnings per Common Share          *

      (27)            Financial Data Schedule                           *