Form 10-Q
period 1996-06-30
CINCINNATI BELL INC /OH/
filed 1996-08-14
CIK 716133

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      Form 10-Q


              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             ---
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

                                          OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             ---
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from          to          .
                                               --------    --------


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
         Yes X .  No   .
             --      --


             At July 31, 1996, 67,339,103 Common Shares were outstanding.

Form 10-Q Part I                                           Cincinnati Bell Inc.


                            PART I - FINANCIAL INFORMATION

               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   (Millions of Dollars, Except Per Share Amounts)
                                     (Unaudited)



                                                            For the Three Months          For the Six Months
                                                               Ended June 30,                Ended June 30,
                                                           ---------------------         ---------------------
                                                            1996           1995           1996           1995
                                                           ------         ------         ------         ------
Revenues . . . . . . . . . . . . . . . . . . . .          $376.0         $334.1         $738.1         $665.9
                                                           ------         ------         ------         ------

Costs and Expenses
 Cost of providing services and products sold. .           201.8          176.5          389.7          348.3
 Selling, general and administrative . . . . . .            62.8           61.5          128.0          130.4
 Depreciation and amortization . . . . . . . . .            42.4           39.8           84.3           79.3
 Special charges . . . . . . . . . . . . . . . .            (5.5)             -          (11.0)         132.0
                                                           ------         ------         ------         ------

   Total Costs and Expenses. . . . . . . . . . .           301.5          277.8          591.0          690.0
                                                           ------         ------         ------         ------

Operating Income (Loss). . . . . . . . . . . . .            74.5           56.3          147.1          (24.1)

Other Income (Expense), Net. . . . . . . . . . .             2.8           (1.8)           4.0           (3.2)
Interest Income. . . . . . . . . . . . . . . . .               2            1.8             .5            3.3
Interest Expense . . . . . . . . . . . . . . . .             8.4           13.2           18.0           26.0
                                                           ------         ------         ------         ------

Income (Loss) Before Income Taxes. . . . . . . .            69.1           43.1          133.6          (50.0)

Income Taxes . . . . . . . . . . . . . . . . . .            24.3           16.1           47.1          (17.4)
                                                           ------         ------         ------         ------

Net Income (Loss). . . . . . . . . . . . . . . .          $ 44.8         $ 27.0         $ 86.5         $(32.6)
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------

Earnings (Loss) Per Common Share . . . . . . . .          $  .65         $  .41         $ 1.26         $ (.49)
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------

Dividends Declared per Common Share. . . . . . .          $  .20         $  .20         $  .40         $  .40
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------

Average Common Shares Outstanding Including
  Equivalents (000). . . . . . . . . . . . . . .          68,946         66,216         68,522         66,131


Retained Earnings at Beginning of Period . . . .          $185.3         $173.8         $157.1         $246.6

Net Income (Loss). . . . . . . . . . . . . . . .            44.8           27.0           86.5          (32.6)

Common Dividends Declared. . . . . . . . . . . .           (13.5)         (13.3)         (27.0)         (26.5)
                                                           ------         ------         ------         ------

Retained Earnings at End of Period . . . . . . .          $216.6         $187.5         $216.6         $187.5
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------



See Notes to Financial Statements.

Form 10-Q Part I                                           Cincinnati Bell Inc.


                             CONSOLIDATED BALANCE SHEETS
                                (Millions of Dollars)
                                     (Unaudited)



                                                               June 30,     December 31,
                                                                1996           1995
                                                              --------       --------
ASSETS
Current Assets
 Cash and cash equivalents . . . . . . . . . . . . . .       $   10.0       $    2.9
 Receivables, less allowances of $12.6 and $14.7 . . .          282.2          266.7
 Material and supplies . . . . . . . . . . . . . . . .           10.6           10.5
 Deferred income tax . . . . . . . . . . . . . . . . .           21.5           25.4
 Prepaid expenses and other current assets . . . . . .           42.7           35.9
                                                              --------       --------
   Total current assets. . . . . . . . . . . . . . . .          367.0          341.4

Property, Plant and Equipment, net . . . . . . . . . .          969.8          993.9

Goodwill and other intangibles . . . . . . . . . . . .          169.0          172.3
Investments in unconsolidated entities . . . . . . . .           60.1           53.4
Deferred charges and other assets. . . . . . . . . . .           26.5           30.7
                                                              --------       --------

Total Assets . . . . . . . . . . . . . . . . . . . . .       $1,592.4       $1,591.7
                                                              --------       --------
                                                              --------       --------

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
 Debt maturing in one year . . . . . . . . . . . . . .       $  127.4       $  126.1
 Accounts payable and accrued liabilities. . . . . . .          170.3          201.2
 Accrued taxes . . . . . . . . . . . . . . . . . . . .           24.7           48.0
 Advance billing and customers' deposits . . . . . . .           34.7           40.5
 Other current liabilities . . . . . . . . . . . . . .           34.0           37.5
                                                              --------       --------
   Total current liabilities . . . . . . . . . . . . .          391.1          453.3

Long-Term Debt . . . . . . . . . . . . . . . . . . . .          384.5          386.8
                                                              --------       --------

Deferred income taxes. . . . . . . . . . . . . . . . .          116.4          111.3
Unamortized investment tax credits . . . . . . . . . .           14.2           14.8
Other long-term liabilities. . . . . . . . . . . . . .          135.6          147.4
                                                              --------       --------

  Total liabilities. . . . . . . . . . . . . . . . . .        1,041.8        1,113.6
                                                              --------       --------

Shareowners' Equity
 Common shares-$1 par value; 240,000,000 shares
   authorized. . . . . . . . . . . . . . . . . . . . .           67.3           66.7
 Additional paid-in capital. . . . . . . . . . . . . .          268.9          256.1
 Retained earnings . . . . . . . . . . . . . . . . . .          216.6          157.1
 Currency translation adjustments. . . . . . . . . . .           (2.2)          (1.8)
                                                              --------       --------
   Total shareowners' equity . . . . . . . . . . . . .          550.6          478.1
                                                              --------       --------

Total Liabilities and Shareowners' Equity. . . . . . .       $1,592.4       $1,591.7
                                                              --------       --------
                                                              --------       --------


See Notes to Financial Statements.

Form 10-Q Part I                                           Cincinnati Bell Inc.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Millions of Dollars)
                                     (Unaudited)


                                                                            For the Six Months
                                                                              Ended June 30,
                                                                          ---------------------
                                                                           1996           1995
                                                                          ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .         $ 86.5         $(32.6)
 Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Depreciation and amortization . . . . . . . . . . . . . . . . .           84.3           79.3
 Special charges . . . . . . . . . . . . . . . . . . . . . . . .          (11.0)         132.0
 Provision for loss on receivables . . . . . . . . . . . . . . .            3.3            5.0
 Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . .           (2.4)           1.8
 Changes in assets and liabilities:
 Increase in receivables . . . . . . . . . . . . . . . . . . . .          (18.8)           (.8)
 Increase in other current assets. . . . . . . . . . . . . . . .           (3.0)          (2.4)
 Decrease in accounts payable and accrued liabilities. . . . . .          (18.3)         (16.3)
 Decrease in other current liabilities . . . . . . . . . . . . .          (33.2)         (35.5)
 Increase (decrease) in deferred income taxes and unamortized
  investment tax credits . . . . . . . . . . . . . . . . . . . .            5.0          (58.5)
 Decrease (increase) in other assets and liabilities-net . . . .           (1.2)          15.2
                                                                          ------         ------

   Net cash provided by operating activities . . . . . . . . . .           91.2           87.2
                                                                          ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures-telephone plant. . . . . . . . . . . . . .          (39.8)         (45.2)
 Capital expenditures-other. . . . . . . . . . . . . . . . . . .          (23.7)          (7.8)
 Acquisitions, net of cash acquired. . . . . . . . . . . . . . .          (12.6)         (18.1)
 Disposition of assets . . . . . . . . . . . . . . . . . . . . .           12.7              -
 Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . .           (4.2)           8.5
                                                                          ------         ------

   Net cash used in investing activities . . . . . . . . . . . .          (67.6)         (62.6)
                                                                          ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in notes payable . . . . . . . . . . . . . . . . . .            1.8            3.5
 Repayments of long-term debt. . . . . . . . . . . . . . . . . .           (4.9)          (1.4)
 Issuance of common shares . . . . . . . . . . . . . . . . . . .           13.3            5.1
 Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . .          (26.7)         (26.4)
                                                                          ------         ------

   Net cash used in financing activities . . . . . . . . . . . .          (16.5)         (19.2)
                                                                          ------         ------

Net increase in cash and cash equivalents. . . . . . . . . . . .            7.1            5.4

Cash and cash equivalents at beginning of period . . . . . . . .            2.9           78.4
                                                                          ------         ------

Cash and cash equivalents at end of period . . . . . . . . . . .         $ 10.0         $ 83.8
                                                                          ------         ------
                                                                          ------         ------
Cash paid for:
  Interest (net of amount capitalized) . . . . . . . . . . . . .         $ 16.5         $ 22.8
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .         $ 49.2         $ 40.9


See Notes to Financial Statements.

Form 10-Q Part I                                      Cincinnati Bell Inc.


                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


(1) BASIS OF PRESENTATION - The consolidated financial statements of Cincinnati Bell Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Notes (2) and (3). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K and the current year's previously issued Form 10-Q.

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

(2) 1995 BUSINESS RESTRUCTURING - In the first quarter 1995, the Company approved a restructuring plan for CBT and CBI. The restructuring plan resulted in the need for fewer people to operate the businesses. More than 1,300 employees accepted the retirement offer, including 1,000 hourly employees. Through the end of the second quarter 1996, approximately 350 management and 570 hourly employees had retired under this offer. The Company recorded $132 million of special charges in the first quarter 1995 to reflect the cost of restructuring programs at CBT ($124 million) and CBI ($8 million). For the three and six months 1996, CBT recorded $5.5 million and $11.0 million, respectively, of non-cash pension settlement gains resulting from lump-sum distributions to employees retiring under the offer. The Company expects to record additional settlement gains through 1997 as employees retire under the offer. Current actuarial estimates are that the Company's settlement gains may approximate $20 million to $40 million in 1996.

Form 10-Q Part I                                      Cincinnati Bell Inc.

                                     (Unaudited)


(3) DISPOSAL AND RESTRUCTURING OF CBIS OPERATIONS - At the beginning of 1996 the balance of the CBIS restructuring and disposal reserve established in 1993 was $6.3 million. For the six months ended June 30, 1996 a total of $1.9 million was charged to the reserve of which $1.8 million required cash outlays. The charges were for discontinued products and related contingencies of the businesses sold. The remaining reserve balance of $4.4 million is for estimated future costs associated with a lease termination, discontinued products and contingencies related to businesses sold.

(4) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information, in millions of dollars, is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:

                            For the Three Months      For the Six Months
                              Ended June 30,            Ended June 30,
                             ------------------       ------------------
                              1996      1995           1996      1995
                             --------  --------       -------    -------

    Revenues...............  $161.9    $156.6         $320.7    $309.9

    Costs and Expenses.....  $124.1    $128.1         $244.5    $377.7

    Net Income (Loss)......  $ 22.7    $ 16.0         $ 44.7    $(47.2)


    Results for the three and six months 1996 include $5.5 million and $11.0 million, respectively, of pension settlement gains which increased net income by $3.5 million and $7.0 million, respectively. Results for the six months of 1995 include $124 million of special charges which decreased CBT's net income by $79.0 million. These charges and credits are associated with the restructuring of CBT's operations as described in Note
    (2).

                                                  June 30,    December 31,
                                                   1996           1995
                                                  --------       --------

    Current Assets.............................  $  134.5       $  197.1
    Telephone Plant-Net........................     853.4          878.7
    Other Noncurrent Assets....................      16.6           19.3
                                                  --------       --------

    Total Assets...............................  $1,004.5       $1,095.1
                                                  --------       --------
                                                  --------       --------

    Current Liabilities........................  $  135.8       $  219.3
    Noncurrent Liabilities.....................     199.1          204.3
    Long-Term Debt.............................     221.9          233.9
    Shareowner's Equity........................     447.7          437.6
                                                  --------       --------

    Total Liabilities and Shareowner's Equity..  $1,004.5       $1,095.1
                                                  --------       --------
                                                  --------       --------

Form 10-Q Part I                                      Cincinnati Bell Inc.

                                     (Unaudited)


(5) AT&T RELATIONSHIP -      The Company derives significant revenues from AT&T
    and its affiliates by providing network services, information management systems, and marketing services. Revenues from AT&T were 24% and 27% of the Company's consolidated revenues for the six months ended June 30, 1996 and 1995. Excluding network access revenues, revenues from AT&T were 20% and 22%.

    CBT and AT&T are discussing whether to revise portions of their joint provision of certain telecommunications services. Revenues subject to discussion are less than 10% of CBT's revenues but represent above average profit contribution. In a worst case scenario the results could have a material effect on CBT's net income beginning in the last quarter of 1996. The outcome cannot be predicted at this time. The discussions do not involve AT&T relationships with the Company's other subsidiaries.

(6) CONTINGENCIES - The Company, which has a 45% interest in a cellular partnership, is seeking to dissolve the partnership because of poor performance. In February, 1996 the Telecommunications Act of 1996 was signed into law. The Telecommunications Act together with recent changes in the telecommunications industry have positioned the partnership in direct competition with the two partners, including the Company, creating irreconcilable conflicts of interest. The potential impact of a settlement from the lawsuit is extremely broad-range depending upon the form of distribution and amount of damages awarded or any other possible outcome. However, the Company believes it will recover its $53 million investment in the partnership.

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

Form 10-Q Part I                                      Cincinnati Bell Inc.

                                     (Unaudited)

(7) BUSINESS SEGMENT INFORMATION - The Company operates primarily in three industry segments, Telephone Operations, Information Systems and Marketing Services. The Company's business segment information, in millions of dollars, is as follows:



                                                    For the Three Months          For the Six Months
                                                       Ended June 30,                Ended June 30,
                                                  -----------------------       -----------------------
                                                    1996           1995           1996           1995
     --------------------------------------------------------------------------------------------------
    Revenues
       Telephone Operations                      $  161.9       $  156.6       $  320.7       $  309.9
       Information Systems                          114.5           94.6          221.4          184.7
       Marketing Services                            80.0           66.5          157.4          137.1
       Other                                         39.6           33.6           75.8           68.9
       Corporate                                        -             .6             .4            1.3
       Intersegment                                 (20.0)         (17.8)         (37.6)         (36.0)
                                                  --------       --------       --------       --------
          TOTAL                                  $  376.0       $  334.1       $  738.1       $  665.9
     --------------------------------------------------------------------------------------------------
    Intersegment Revenues
       Telephone Operations                      $    5.9       $    5.9       $   11.8       $   11.2
       Information Systems                           11.5           10.5           21.3           21.5
       Marketing Services                             1.3             .4            2.0            1.0
       Other                                          1.2             .4            2.1            1.1
       Corporate                                       .1             .6             .4            1.2
                                                  --------       --------       --------       --------
          TOTAL                                  $   20.0       $   17.8       $   37.6       $   36.0
     --------------------------------------------------------------------------------------------------
    Operating Income (Loss) (1)
       Telephone Operations                      $   37.8       $   28.4       $   76.2       $  (67.8)
       Information Systems                           18.8           12.2           36.3           20.2
       Marketing Services                             9.6            8.8           19.2           16.8
       Other                                          8.9            7.6           16.7           15.5
       Corporate and Eliminations                     (.6)           (.7)          (1.3)          (8.8)
                                                  --------       --------       --------       --------
          TOTAL                                  $   74.5       $   56.3       $  147.1       $  (24.1)
     --------------------------------------------------------------------------------------------------
    Assets (at June 30)
       Telephone Operations                                                    $1,004.5       $1,104.8
       Information Systems                                                        251.2          235.6
       Marketing Services                                                         261.1          261.9
       Other                                                                       46.0           42.2
       Corporate and Eliminations                                                  29.6           71.7
                                                                                --------       --------
          TOTAL                                                                $1,592.4       $1,716.2
     --------------------------------------------------------------------------------------------------
    Capital Additions (including acquisitions)
       Telephone Operations                      $   24.2       $   26.0       $   41.9       $   47.6
       Information Systems                            7.2            1.4           14.5            9.4
       Marketing Services                             8.6            2.6           12.0           15.3
       Other                                          2.8             .6            3.1            1.2
                                                  --------       --------       --------       --------
          TOTAL                                  $   42.8       $   30.6       $   71.5       $   73.5
     --------------------------------------------------------------------------------------------------
    Depreciation and Amortization
       Telephone Operations                      $   29.0       $   28.0       $   57.8       $   55.9
       Information Systems                            7.9            7.2           15.9           14.3
       Marketing Services                             4.6            3.8            8.8            7.5
       Other                                           .9             .8            1.8            1.6
                                                  --------       --------       --------       --------
          TOTAL                                  $   42.4       $   39.8       $   84.3       $   79.3
     --------------------------------------------------------------------------------------------------


    Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets used in the operations of the segment.

    (1) Results for the three and six months ended June 30, 1996 include $5.5 million and $11.0 million, respectively, in pension settlement gains (see Note 2).

              Results for the six months ended June 30, 1995 include restructuring charges of $132.0 million and acquired in-process research and development expenses at CBIS of $2.5 million.

Form 10-Q Part I                                      Cincinnati Bell Inc.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

CONSOLIDATED
CBI's consolidated revenues for the three and six months ended June 30, 1996 were $376.0 million and $738.1 million compared to $334.1 million and $665.9 million for the three and six months ended June 30, 1995. The increases for the three and six months periods in 1996 compared to 1995 were 13% and 11%, respectively. The Company's consolidated net income was $44.8 million for the second quarter 1996 compared to $27.0 million for the second quarter 1995. For the six months 1996, net income was $86.5 million compared to a net loss of $32.6 million in 1995. Earnings per common share for the second quarter and six months 1996 were $.65 and $1.26, respectively, compared to an earnings per common share of $.41 for the second quarter 1995 and a loss per common share of $.49 for the six months 1995.

Results for the three and six months 1996 included $5.5 million and $11.0 million, respectively, of pension settlement gains from the 1995 business restructuring. These gains increased net income $3.5 million and $7.0 million and earnings per share $.05 and $.10, respectively, for the second quarter and six months 1996. The results for the six months 1995 included $132 million of special charges for business restructuring at CBT ($124.0) and CBI ($8.0), and a non-recurring charge of $2.5 million. The special and non-recurring charges reduced net income by $85.6 million or $1.29 per common share.

The following discussion should be read in conjunction with the consolidated financial statements and segment data. Results for interim periods may not be indicative of the results for the full year.


REVENUES AND COSTS AND EXPENSES

TELEPHONE OPERATIONS
(Dollars in Millions)



                                           THREE MONTHS ENDED JUNE 30                       SIX MONTHS ENDED JUNE 30
                                  ------------------------------------------      ------------------------------------------
                                   1996        1995       CHANGE           %       1996        1995       CHANGE           %
                                  ------      ------      ------------------      ------      ------     -------------------
   Local service                 $ 92.3      $ 87.7      $  4.6           5      $182.8      $173.2     $   9.6           6
   Network access                  40.1        35.4         4.7          13        78.9        72.2         6.7           9
   Long distance                    7.1         8.7        (1.6)        (18)       14.2        17.3        (3.1)        (18)
   Other                           22.4        24.8        (2.4)        (10)       44.8        47.2        (2.4)         (5)
                                  ------      ------      ------                  ------      ------     -------
     Total                       $161.9      $156.6      $  5.3           3      $320.7      $309.9     $  10.8           3

Costs and expenses
   Special charges               $ (5.5)     $    -      $ (5.5)          -      $(11.0)     $124.0     $(135.0)          -
   Other expenses                 129.6       128.1         1.5           1       255.5       253.7         1.8           1
                                  ------      ------      ------                  ------      ------     -------
                                 $124.1      $128.1      $ (4.0)         (3)     $244.5      $377.7     $(133.2)        (35)

Operating income (loss)          $ 37.8      $ 28.5      $  9.3          33      $ 76.2      $(67.8)    $ 144.0           -

Excluding special items:
  Operating income               $ 32.3      $ 28.5      $  3.8          13      $ 65.2      $ 56.2     $   9.0          16

  Operating margin                 20.0%       18.2%                               20.3%       18.1%

Access lines (000)                                                                  927         893          34           4

Minutes of Use (In millions)        925         864          61           7       1,841       1,725         116           7


Form 10-Q Part I                                      Cincinnati Bell Inc.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)



Local service revenues increased $4.6 million and $9.6 million for the three and six months 1996 compared to 1995 mainly from continuing access line growth.
Much of the access line growth was attributed to higher installations of second residential lines for home office and on-line computer services. Growth in enhanced custom calling services, central office features, public telephone revenues and a new Kentucky rate plan effective in May 1995 accounted for the remainder of the increase.

Network access revenues increased for both periods by $4.7 million and $6.7 million from a 7% growth in interstate minutes of use, end user charges as a result of access line growth and a change in estimates for potential overearnings liability.

The $1.6 million and $3.1 million decreases in long distance revenues for both periods were caused by lower settlement revenues from interexchange carriers and independent companies and long distance message revenues from the expansion of local service areas in some Northern Kentucky counties in November 1995.

Other revenues decreased $2.4 million in 1996 when compared to 1995. Billing and collection services decreased as more customers are now performing these services in-house. Commission revenue decreased from less sales subject to commissions. An increase in the provision for uncollectible accounts caused a decrease in revenues. Partially offsetting the decreases were higher sales of wiring services and payphone agent revenues increasing because of increased levels of business activity.

Costs and expenses were comparable to both periods of last year after excluding special charges and credits for the 1995 business restructuring (see Note (2) of Notes to Financial Statements). Contracted network labor and data processing costs increased as a result of business restructuring projects, many of which started in the second quarter 1996. Advertising costs were higher from specific planned campaigns including new services, second lines and internet access. Depreciation and amortization expenses increased particularly for increases in switching, circuit and outside plant assets. Property taxes decreased as a result of a tax law change in Ohio on equipment placed into service after January 1, 1994. The business restructuring has resulted in lower employee-related expenses including payroll and facilities expenses because of headcount levels. However, the level of cost reduction due to wages is less than headcount reduction. Costs have increased for overtime and temporary help. The extremely wet weather in the Cincinnati area during the second quarter contributed to increased labor costs for repairs.


INFORMATION SYSTEMS
(Dollars in Millions)
                                     Three Months Ended June 30           Six Months Ended June 30
                                  ---------------------------------    ---------------------------------
                                   1996      1995     Change     %      1996      1995    Change      %
                                  ------    ------    -------------    ------    ------   --------------
Revenues                         $114.5    $ 94.6    $ 19.9     21    $221.4    $184.7   $  36.7     20

Costs and expenses
   Special charges               $    -    $    -    $    -      -    $    -    $  2.5   $  (2.5)     -
   Other expenses                  95.7      82.4      13.3     16     185.1     162.0      23.1     14
                                  ------    ------    ------           ------    ------   -------
                                 $ 95.7    $ 82.4    $ 13.3     16    $185.1    $164.5   $  20.6     13

Operating income                 $ 18.8    $ 12.2    $  6.6     54    $ 36.3    $ 20.2   $  16.1     80

Excluding special items:
  Operating income               $ 18.8    $ 12.2    $  6.6     54    $ 36.3    $ 22.7   $  13.6     60

  Operating margin                 16.4%     12.9%                      16.4%     12.3%


Form 10-Q Part I                                      Cincinnati Bell Inc.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)



Revenues increased $19.9 million and $36.7 million for the three and six months ended June 30, 1996 compared to the same periods last year. Data processing revenues contributed $7.0 million and $13.3 million of the increase from strong subscriber growth of cellular customers. Professional services increased $6.1 million and $11.2 million from an acquisition of a cable software company in the fourth quarter 1995, and a combination of development requests and personal communications services opportunities as well as growth from existing wireless cable customers. Hardware sales from a recently acquired cable group accounted for an increase in licenses and other fees of $5.6 million and $9.0 million. International revenues grew $1.2 million and $3.2 million from improved contractual agreements.

Costs and expenses increased $13.3 million and $23.1 million (excluding special items) during the three and six months this year compared to last year. Costs associated with new customers resulted in increases of $7.3 million and $12.4 million. Research and development costs increased $3.0 million and $5.8 million from development activity for billing solutions software. An increase in depreciable assets increased depreciation and amortization expenses by $.7 million and $1.6 million. Sales, marketing and general and administrative costs increased $1.1 million and $2.6 million primarily as a result of additional business. The remaining increases for the three and six months were due to other direct costs associated with data processing and professional services revenues. A non-recurring charge for acquired in-process research and development expense of $2.5 million was recorded in the first quarter of 1995.

MARKETING SERVICES
(Dollars in Millions)


                                     THREE MONTHS ENDED JUNE 30              SIX MONTHS ENDED JUNE 30
                                  --------------------------------      ----------------------------------
                                   1996      1995      CHANGE   %        1996        1995     CHANGE    %
                                  ------    ------    ------------      ------     -------   -------------
Revenues                         $ 80.0    $ 66.5    $ 13.5    20      $157.4      $137.1   $  20.3    15

Costs and expenses               $ 70.4    $ 57.7    $ 12.7    22      $138.2      $120.3   $  17.9    15

Operating income                 $  9.6    $  8.8    $   .8     9      $ 19.2      $ 16.8   $   2.4    14

Operating margin                   12.0%     13.2%                       12.2%       12.3%


Marketing services revenues increased $13.5 million and $20.3 million for the three and six months ended June 30, 1996 compared to the same periods in 1995. Custom services increased by $5.1 million and $9.0 million primarily from three new contracts, two that began in the latter part of 1995 and one that began in early 1996. Inbound services revenues increased $.6 million and $3.2 million from travel and charge card services. Business to business revenues grew $1.9 million and $2.9 million primarily from extensions of programs from existing customers. International revenues increased $1.5 million and $2.7 million principally from business provided to new customers and growth from existing customers. Technology revenues grew $3.2 million and $2.2 million from additional business with a satellite broadcast customer.

The rate of increase for costs and expenses is be comparable to revenues. The increases in costs and expenses for the three and six month periods in 1996 were $12.7 million and $17.9 million compared to the same three and six month periods in 1995. The increases for the two periods were principally the result of higher direct labor costs reflecting the increase in revenues and higher wage rates.

Form 10-Q Part I                                      Cincinnati Bell Inc.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

OTHER
(Dollars in Millions)

                         THREE MONTHS ENDED JUNE 30   SIX MONTHS ENDED JUNE 30
                         --------------------------  --------------------------
                           1996    1995    Change %   1996    1995   Change   %
                         -------  ------  ---------  ------  ------  ----------
Revenues                 $ 39.6  $ 34.2  $ 5.4  16  $ 76.2  $ 70.2  $ 6.0    9

Costs and expenses
   Special charges       $    -  $    -  $   -   -  $    -  $  8.0  $(8.0)   -
   Other expenses          32.2    27.5    4.7  17    62.4    56.5    5.9   10
                         $ 32.2  $ 27.5  $ 4.7  17  $ 62.4  $ 64.5  $(2.1)  (3)

Operating income         $  7.4  $  6.7  $  .7  10  $ 13.8  $  5.7  $ 8.1  142

Excluding special items:
  Operating income       $  7.4  $  6.7  $  .7  10  $ 13.8  $ 13.7  $  .1    1

  Operating margin         18.7%   19.6%              18.2%   19.5%

The increases in revenues and other expenses were comparable for 1996 versus 1995. The increases were the result of higher sales volume for the revenues and direct costs associated with sales for the expenses. Costs and expenses for the first quarter 1995 included special charges at CBI for business restructuring (see Note (2) of Notes to Financial Statements).

OTHER INCOME (EXPENSE), NET
(Dollars in Millions)
                         Three Months Ended June 30   Six Months Ended June 30
                         --------------------------  --------------------------
                           1996    1995    Change %   1996    1995    Change %
                         -------  ------  ---------  ------  ------  ----------
                         $  2.8  $(1.8)  $ 4.6   -  $  4.0  $(3.2)  $ 7.2    -

The increase for the three and six months is principally from improved results of the Company's investment in a cellular partnership.

INTEREST INCOME
(Dollars in Millions)
                         Three Months Ended June 30   Six Months Ended June 30
                         --------------------------  --------------------------
                           1996    1995    Change %   1996    1995    Change %
                         -------  ------  ---------  ------  ------  ----------
                         $   .2  $  1.8  $(1.6)(89) $   .5  $  3.3  $(2.8) (85)

The decrease in interest income for both periods is related to the lower level of temporary cash investments in 1996 than in 1995.

INTEREST EXPENSE
(Dollars in Millions)
                         Three Months Ended June 30   Six Months Ended June 30
                         --------------------------  --------------------------
                           1996    1995    Change %   1996    1995    Change %
                         -------  ------  ---------  ------  ------  ----------
                         $  8.4  $ 13.2  $(4.8)(36) $ 18.0  $ 26.0  $(8.0) (31)

The replacement of higher cost long-term debt at CBI in late 1995 and CBT in early 1996, and the termination of an interest rate and currency swap agreement were the principal causes of the decrease in interest expense. The two items resulted in $4.6 million and $8.7 million of lower interest expense for the three and six months, respectively, when compared with the same periods in 1995. The weighted average interest rate decreased from 7.7% at June 30, 1995 (excluding the swap agreement) to 7.1% at June 30, 1996. Average debt outstanding decreased from $598 million to $510 million for the same two periods.

Form 10-Q Part I                                            Cincinnati Bell Inc.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


INCOME TAXES
(Dollars in Millions)
                         Three Months Ended June 30   Six Months Ended June 30
                         --------------------------  --------------------------
                           1996    1995    Change %   1996    1995    Change %
                         -------  ------  ---------  ------  ------  ----------
                         $ 24.3  $ 16.1  $ 8.2  51  $ 47.1  $(17.4)   $64.5  -

Higher income before taxes for the three and six months were the principal reasons for the increase income tax expenses. The Company's effective tax rate for the three and six months ending June 30, 1996 were 35.3% and 35.2%, respectively, compared to 34.8% and 37.4% for the same two periods last year. The effective tax rate, excluding the 1995 special items, would have been 37.2% for the six months 1995. Reductions in state income tax expense was the principal reason for the decrease in the effective tax rates from 1996 to 1995.

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

Cash provided by operating activities, which is the Company's primary source of liquidity, was $91.2 million for the first six months of 1996 and was used primarily to pay for capital expenditures and dividends.

The Company's most significant investing activity continued to be capital expenditures. Capital expenditures were $63.5 million for the six months ended June 30, 1996 up $10.5 million from last year. Most of the increase was for a new data center in Orlando, Florida for the information services segment and for an operations center in Cincinnati, Ohio for the marketing services segment. Partially offsetting the increase were lower expenditures for switching equipment and aerial cable for the telephone operations segment. Requirements for additional updating of facilities will be continuously evaluated based on customer and market demand and engineering economics. Due to stronger-than-expected growth in all its businesses, the Company has increased upwardly its estimate of 1996 capital expenditures. The Company anticipates spending approximately $160 million with up to $100 million of that total expected for the telephone operations segment.

Other investing activities included 1996 payments for acquisitions in late
1995 and the second quarter 1996. Offsetting the acquisition payments was cash received for the disposition of certain real estate. As a result of the recent increase in the market value of the Company's shares, many employees exercised stock options. That was the primary cause of the increase in common shares issued during the first half of 1996.

Receivables increased $15.5 million from December 31, 1995 as a result of increased sales, contract discounts on telephone usage and extended payment terms with two major clients. Accounts payable and accrued liabilities decreased $30.9 million primarily from payments for employee-related expenses, a late 1995 acquisition and funding for the company's charitable foundation. The balance in accrued taxes decreased $23.3 primarily from property tax payments.

Form 10-Q Part I                                      Cincinnati Bell Inc.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)



OTHER INFORMATION
A new three-year contract between CBT and the Communications Workers of America was approved in the second quarter 1996. The contract includes pay increases of 10.5% over the next three years with bonus incentives based on service and financial performances. The contract also addresses job security and benefit issues, while providing additional flexibility in the pension plan for hourly employees.

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


REGULATORY MATTERS

TELECOMMUNICATIONS COMPETITION
Regulatory agencies on the state and federal levels are accelerating initiatives to increase competition in the telecommunications industry. At the federal level, Congress passed the Telecommunications Act of 1996 in February. It mandates the development of competitive markets. The full impact for CBT will not be known until the Federal Communications Commission and the states complete the numerous rulemakings mandated by the Act. At the state level, the Public Utilities Commission of Ohio (PUCO) issued its local exchange competition decision and guidelines in June 1996. The guidelines affirm the PUCO's ability to certify competing carriers and establishes certain rules that must be complied with by all local exchange carriers. In July, 1996 CBT and other interveners requested that the PUCO reconsider certain parts of the guidelines. On July 18, 1996 CBT filed an amendment to its alternative regulation plan with PUCO. If it is approved, the plan will make CBT's advanced telecommunications network available to would be competitors for local telephone service. CBT also seeks pricing and marketing flexibility by providing more choices to meet its customers' changing needs. As part of the plan, CBT proposes to reduce its rates to customers by approximately $2.7 mililon. If the plan is approved by the PUCO, it could be implemented in early 1997.

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

KENTUCKY FILING
In May 1995, the Public Service Commission of Kentucky (PSCK) approved new regulated rates for CBT customers in Kentucky. The order maintained uniform rates for basic services in CBT's Kentucky and Ohio metropolitan service areas. The result was essentially revenue neutral, as local service increases are offset by carrier common line and other rate adjustments. CBT filed for a rehearing of certain issues of the rate order. The PSCK granted a rehearing in February, 1996 on the issue of re-regulation for inside wire revenues only. The rest of the issues were denied. In June 1996, the PSCK determined that inside wire maintenance revenues should remain nonregulated in the state of Kentucky, upholding CBT's current treatment.

Form 10-Q Part I                                      Cincinnati Bell Inc.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


EFFECTS OF REGULATORY ACCOUNTING
CBT presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Criteria that would give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts CBT's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. CBT periodically reviews these criteria to ensure that continuing application of SFAS 71 is appropriate.

In the event CBT determines that it no longer meets the criteria for following SFAS 71, the accounting impact to CBT could be an extraordinary non-cash charge of an amount that would be material. This would include the elimination of regulatory assets and liabilities and adjusting the carrying amount of telephone plant to the extent that it is determined such amounts could be considered overstated as a result of the regulatory process and are not recoverable in future revenues. Asset lives used for future depreciation expense would likely be shorter than those approved by regulators. CBT estimates that if it were to discontinue SFAS 71, any pre-tax charge could be up to $300 million depending on management's assessment of the regulatory and competitive environment at the time. Based on assessment of CBT's current competitive and regulatory environment, the Company believes that the application of SFAS 71 remains appropriate.

Form 10-Q Part I                                      Cincinnati Bell Inc.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


                CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM
                                     ACT OF 1995

Cincinnati Bell Inc. ("CBI") desires to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. CBI wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, CBI's actual results and could cause CBI's actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on behalf of CBI.


REGULATORY AND COMPETITIVE TRENDS

Cincinnati Bell Telephone Company

Recently enacted and future legislative and regulatory initiatives will have an impact on Cincinnati Bell Telephone Company, although the full extent of such impact will not be known until the mandates of such initiatives are fully implemented. The basic thrust of these initiatives is to encourage and accelerate the development of competition in all segments of the telecommunications industry by removing the legally imposed barriers to competition between various segments of the industry, thereby allowing local exchange, long distance, wireless, cable and information services companies to offer local exchange, long distance, wireless, entertainment and information services in competition with each other. Technological advances have already permitted multiple uses of each carrier's facilities for competitive offerings. At the federal level, the recently passed Telecommunications Act of 1996 (the "Act") requires incumbent local exchange carriers (like Cincinnati Bell Telephone Company) to interconnect with the networks of other service providers, unbundle certain network components and make them available to competing providers at wholesale rates, and remove other perceived barriers to competitive entry by alternative providers of local exchange. Although the Act clearly states these mandates, it does so in general terms and leaves the implementation of these mandates to the Federal Communications Commission ("FCC") and the state regulatory agencies. On August 1, 1996 the FCC adopted rules by which competitors will connect to local network facilities.

At the state level, the Ohio regulatory agency, The Public Utilities Commission of Ohio, (the "PUCO") initiated a generic rulemaking proceeding and has adopted rules to govern the introduction of local exchange competition. In addition, the PUCO has issued an order granting Time Warner Communications of Ohio, L.P. a certificate of public convenience and necessity to provide local exchange service in CBT's operating territory. Other entities have been granted certificates to provide basic local exchange service in Ohio, although not in CBT's operating territory.

Form 10-Q Part I                                      Cincinnati Bell Inc.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)



One immediate effect of the legislative initiatives is to increase potentially, if not immediately, the number of competitors and range of competitive communications services being offered in CBT's local market area. Depending on the final rules issued pursuant to the legislative and regulatory initiatives, CBT may be placed at a competitive disadvantage. For example, if the regulatory agencies do not require CBT's competitors to offer universal service and meet the same service requirements that CBT has to meet, those competitors could skim the markets offering only the most profitable services to the best positioned customers. As a result, such competitors could offer those products below the price at which CBT offers the same products because the competitors are not required to offer marginally profitable or losing products to unprofitable segments of the marketplace. Under such conditions, there can be no assurance that CBT would be able to maintain current revenue and profit objectives for current products and services.

CBT's competitors may be allowed to bundle the products and services and attract CBT's customers by offering a product competitive with a CBT product as a "loss leader" bundled within a package of products. CBT believes that being in a position to offer bundled communications services is necessary for it to compete effectively in the marketplace. However, at this time, other competitors may be better positioned to offer such bundled services, and the ability of CBT to obtain or develop the additional services required for a bundled package offering at a reasonable cost is uncertain.

The FCC is examining the current access charge structure. To the extent that the structure is modified, such modification could have a significant adverse impact on the Company. The Company has not yet determined the impact of the new rules adopted by the FCC on August 1, 1996, related to all aspects of the interconnection, unbundling and resale provisions of the Act.

Cincinnati Bell Information Systems

Competition in the information services market is based mainly on product quality, performance, price and the quality of client service. CBIS's competitors include large firms with size and capabilities equal to or greater than CBIS as well as potential competitors from other markets similar to those served by CBIS. Niche players or new entrants could also capture a segment of the information services market by developing new systems or services which could impact CBIS's market potential. In addition, CBIS's clients and potential clients are generally large companies with substantial resources and the capabilities of providing the services themselves rather than outsourcing such services. Faced with increasing competition, there can be no assurance that CBIS can maintain its growth in the future at the same rate as the past several years.

MATRIXX Marketing Inc.

Various federal and state legislative initiatives have been enacted to regulate outbound telemarketing services, especially calls to consumers. Since MATRIXX concentrates on inbound service and outbound business-to-business marketing services, MATRIXX does not believe that such legislation adversely affects its business presently. However, there can be no assurances that future legislation will not have an expanded scope and restrict MATRIXX's ability to conduct its business.

The marketing services business in the United States is highly fragmented. MATRIXX's competitors range in size from very small firms offering special applications or short term projects to large, independent firms and "in-house" operations of potential client companies with size and capabilities equal to or greater than those of MATRIXX. In addition, MATRIXX also serves clients which are of a size that, if they wished, would allow them to provide such services for themselves. In addition, consolidations of participants in the industry are occurring and such consolidations create stronger, more formidable competitors. With the wide range of competitors and low barriers to entry in this market, the marketing services industry is highly competitive.

MATRIXX believes that the principal competitive factors in the telephone marketing and related marketing services industry are reputation for quality, sales and marketing skills, price, technological expertise and the ability to promptly provide clients with customized solutions to their customer service, sales and marketing needs. The competitive marketplace could begin to place pressure on MATRIXX's ability to achieve these goals at a reasonable profit margin. There can be no assurance that MATRIXX will be able to achieve the growth and financial results that it has in the past several years.

Form 10-Q Part I                                      Cincinnati Bell Inc.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


NEW TECHNOLOGIES

All of CBI's industry segments face risks from the development of new technologies that could lessen the demand for or replace the current product offerings of such segments. For example, new wireless/personal communication systems could be an alternative to wireline systems and, possibly at some point in the future, supplant their growth. In addition, new wireless communications systems could segment the cellular communications market and reduce the need for CBIS billing systems. In addition, continued technology advances and the expansion of the Internet offers an alternative means of accomplishing the goals of telephone marketing.


CUSTOMER CONCENTRATION

Both MATRIXX and CBIS rely on several significant customers for a large percentage of their respective revenues. Their relationships with customers are based on written contracts with a set term; however, such contracts sometimes contain provisions that allow a customer to terminate the relationship prior to the end of the term. In the case of MATRIXX, three customers represent more than 30% of its revenues. In the case of CBIS, its five largest customers collectively represent approximately 75% of its revenues. Thus, the loss of one or more customers would adversely impact the company's results.

To the extent that MATRIXX would lose one of its significant customers and be unable to replace it with additional business, such loss could cause idle capacity and adversely affect its margins. If such loss of business volume continued on a long term basis, further adverse consequences would occur due to the closing of facilities.

CBI and its subsidiaries are parties to several agreements with the companies resulting from AT&T's recent reorganization (principally, AT&T Corp. and Lucent Technologies, Inc. (collectively, the "Reorganized Companies")) pursuant to which CBI and its subsidiaries either purchase equipment, materials and services from the Reorganized Companies, or derive significant revenues from the Reorganized Companies by providing to them network, data processing, software development and marketing services. During 1995, CBI's revenues from the Reorganized Companies were approximately 26% of CBI's consolidated revenues, and, excluding network access revenues, revenues from the Reorganized Companies were approximately 22% of CBI's consolidated revenues. The length for which and the extent to which these relationships will continue, to some extent, is uncertain and depends upon the success of the Reorganized Companies and the legislative initiatives discussed previously.

Form 10-Q Part I                                      Cincinnati Bell Inc.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)



CBT and AT&T are discussing whether to revise portions of their agreement concerning the joint provision of certain telecommunication services. Revenues subject to discussion represents substantially less than 10% of CBT's revenues, but portions of the contract provide above-average profit contribution. A significant modification to the contract could have a materially adverse impact on CBT's results. Discussions are continuing at this point. The discussions do not involve AT&T's relationship with other CBI subsidiaries.


CUSTOMER SUCCESS

The revenues generated by MATRIXX and CBIS are dependent on the success of their customers. If their customers are not successful, the amount of business that such customers outsource will be diminished. Presently, several of the customers of each company are newly formed entities. In other situations, the future success of the product that such customers are marketing (for example, personal communications services) is as yet unknown. Thus, although each subsidiary has signed contracts with its customers to provide services, there can be no assurance that the level of revenues to be received from such contracts will meet expectations.

The ability to retain customers is also dependent on each subsidiary's capability of servicing such customers in an effective, cost-efficient manner. The ability to accomplish this goal is dependent upon several factors including the retention of key management, the ability to grow and manage the business's growth, the ability to satisfy customer expectations, and the ability to achieve these results at a reasonable cost and expense level. There can be no assurance that the CBI subsidiaries will be able to meet these challenges. CBT has been in the process of reengineering the manner in which it conducts its business and interfaces with its customers. It is possible that this implementation will take longer or cost more than expected, and not all of the anticipated cost savings to CBT from such reorganization will not materialize. The expansion of the MATRIXX and CBIS operations in the past several years has placed demands on its management and operations. Continued growth of both MATRIXX's and CBIS's customer bases and volumes of business will continue to challenge each subsidiary's management and operations, and each subsidiary's future success will be dependent in part on its ability to expand its management and systems successfully and respond to continuing changes in its business and its customers' needs.

INDUSTRY SUCCESS

Each of the business segments in which CBI's subsidiaries conduct its business has grown significantly in the last several years; more specifically, telecommunications, cellular communications and telephone marketing. The continued growth of CBI's subsidiaries is dependent on continued demand for each subsidiary's services from the industries served by the subsidiaries. To the extent that growth in these industry segments declines, such decline could adversely affect each of the CBI subsidiaries' business. In addition, the possibility of continued growth in these segments could be affected by the development of new product that provide alternatives to the product offerings of MATRIXX, CBIS and CBT, and by a reversal in the trend of businesses generally to outsource functions that are not related to their core capabilities. In addition, each of the businesses could be negatively impacted by an economic downturn, particularly in the U.S. economy.

Form 10-Q Part I                                      Cincinnati Bell Inc.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)



EXISTING PRODUCT AND NEW PRODUCT ACCEPTANCE

Each of CBI's subsidiaries must position itself so that its existing and new product offerings meet its customers' needs in the rapidly changing and convergent telecommunications environment. If its present products do not maintain their level of acceptance with its customers, that subsidiary could be adversely affected. Each of the subsidiaries spends significant resources on the development of new products and processes; however, there can be no assurance that it will be successful in anticipating technological changes or in selecting and developing new products and processes that meet sufficient customer acceptance on a profitable basis. If a subsidiary's product offerings do not have sufficient commercial success, that subsidiary's business will be adversely affected.


DEPENDENCE ON LABOR FORCE

MATRIXX's service offerings are very labor intensive and dependent in part on its ability to minimize personnel turnover. CBIS's systems development and support are dependent on its ability to attract and retain its professional staff. There can be no assurance that MATRIXX's and CBIS's labor costs will not increase in the future. In addition, MATRIXX also competes for qualified personnel with other employers and their geographic markets, and there can be no assurance that they will be able to continue to hire and retain a sufficient number of qualified personnel to support continued growth.


POTENTIAL VOLATILITY OF STOCK PRICE

The trading price of CBI's common shares is subject to fluctuations in response to the Company's operating profits, announcements of technological innovations or new products by CBI and its subsidiaries or their competitors, general conditions in the market, changes in earnings estimates by analysts, failure to meet the revenues or earning estimates of analysts or other events or factors. The public stock markets have experienced price and trading volume volatility in recent months. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. The market price for the Company's common shares has been highly volatile. Future announcements concerning CBI, it subsidiaries or their competition, including the results of technological innovations, new products, government regulations, litigation or public concern with respect to CBI or its subsidiaries and other factors including those described above, may have a significant impact on the market price of the Company's common shares.

BUSINESS OUTLOOK

Cincinnati Bell operates businesses in several different markets under the telecommunications umbrella. All of these markets are becoming more competitive as regulatory barriers recede and the pace of technological change quickens. This quickening pace may increase the variability of Cincinnati Bell's financial results on a period-to-period basis. Cincinnati Bell has an advantage today because it is the market leader in its three markets - local telephony in the Greater Cincinnati area, data processing and billing services for telecommunications companies and telephone marketing. Cincinnati Bell's revenues should grow at a 10% plus rate in 1996. The growth will occur primarily at CBIS and MATRIXX. CBT's revenues are expected to increase at a 3% plus rate in 1996, but could be somewhat offset by a decline in its customer base from increased competition and adjustments to its agreement with AT&T. CBT is introducing new services and features to meet the challenges of regulatory actions, competition and the changing market. CBT is also continuing discussions with AT&T as to whether to revise portions of the companies' agreement governing their joint provision of certain telecommunications services. The outcome cannot be predicted at this time, but could result in a material impact on CBT earnings (see Note (5) of Notes to Financial Statements).

In 1996, CBIS announced several new contracts. Two contracts were for long-term billing and customer care agreements with key Personal Communications Services (PCS) companies in the United States. A third contract was for development and data processing services for AT&T's re-entry into the local telephone market. The ultimate value and profitability of these contracts hinge on several factors. First is CBIS's ability to provide cost effective solutions; second is CBIS's ability to maintain and grow the systems as their clients increase their penetration in their markets. Third, is the market success of CBIS's PCS customers. During all of these activities, CBIS must also continue to satisfy current clients' needs with continued service and value.

In addition to the contracts discussed above, CBIS announced a joint marketing relationship with a company that renders solutions to combat cellular telephone fraud.

The continued trend in the outsourcing of telemarketing by major companies is fueling MATRIXX's continued growth. More and more companies use telephone marketing as an effective way to serve customers. MATRIXX has executed several new long-term agreements with key customers in the past year and continues to expand its facilities for anticipated new business.

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



                                            Cincinnati Bell Inc.



Date  August 12, 1996                       /s/ Brian C. Henry
     ------------------                      -----------------------------
                                            Brian C. Henry
                                            Executive Vice President and
                                            Chief Financial Officer

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.   20549




                                      FORM 10-Q

                  Quarterly Report Pursuant to Section 13 or 15 (d)

                        of the Securities Exchange Act of 1934

                     for the quarterly period ended June 30, 1996




                                 CINCINNATI BELL INC.

                (Exact Name of Registrant as specified in its charter)



                                       EXHIBITS

                                  INDEX TO EXHIBITS

                     Filed Pursuant to Item 601 of Regulation S-K



    Exhibit
      No.                    Title of Exhibit                        Page
     -------   -----------------------------------------------        ----

     (11)     Computation of Earnings per Common Share                 *

     (27)     Financial Data Schedule                                  *