Form 10-Q
period 1996-09-30
CINCINNATI BELL INC /OH/
filed 1996-11-13
CIK 716133

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      Form 10-Q


              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

                                          OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                ---     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to            .
                                             -----------   -----------

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

           At October 31, 1996, 67,402,282 Common Shares were outstanding.

Form 10-Q Part I                                           Cincinnati Bell Inc.


                            PART I - FINANCIAL INFORMATION


               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   (Millions of Dollars, Except Per Share Amounts)
                                     (Unaudited)



                                                               Three Months                   Nine Months
                                                            Ended September 30,          Ended September 30,
                                                            ------------------           -------------------
                                                            1996           1995         1996            1995
                                                           ------         ------       ------          ------
Revenues . . . . . . . . . . . . . . . . . . . . . . .      $403.2        $327.0      $1,141.3        $992.9
                                                            ------        ------      --------        ------

Costs and Expenses
  Cost of providing services and products sold . . . .       220.3         169.9         610.0         518.2
  Selling, general and administrative. . . . . . . . .        70.2          59.6         198.2         190.0
  Depreciation and amortization. . . . . . . . . . . .        43.3          40.4         127.6         119.7
  Special charges. . . . . . . . . . . . . . . . . . .        (5.5)            -         (16.5)        132.0
                                                            ------        ------      --------        ------

     Total Costs and Expenses. . . . . . . . . . . . .       328.3         269.9         919.3         959.9
                                                            ------        ------      --------        ------

Operating Income . . . . . . . . . . . . . . . . . . .        74.9          57.1         222.0          33.0

Other Income (Expense), Net. . . . . . . . . . . . . .         4.9            .6           9.4            .7
Interest Expense . . . . . . . . . . . . . . . . . . .         7.1          13.8          25.1          39.8
                                                            ------        ------      --------        ------

Income (Loss) Before Income Taxes. . . . . . . . . . .        72.7          43.9         206.3          (6.1)

Income Taxes . . . . . . . . . . . . . . . . . . . . .        25.8          15.1          72.9          (2.3)
                                                            ------        ------      --------        ------

Net Income (Loss). . . . . . . . . . . . . . . . . . .       $46.9        $ 28.8        $133.4         $(3.8)
                                                            ------        ------      --------        ------
                                                            ------        ------      --------        ------

Earnings (Loss) Per Common Share . . . . . . . . . . .       $ .68        $  .43         $1.94         $(.06)
                                                            ------        ------      --------        ------
                                                            ------        ------      --------        ------

Dividends Declared Per Common Share. . . . . . . . . .       $ .20        $  .20          $.60          $.60
                                                            ------        ------      --------        ------
                                                            ------        ------      --------        ------

Average Common Shares Outstanding Including
  Equivalents (000). . . . . . . . . . . . . . . . . .      68,980        66,350        68,645        66,204

Retained Earnings
  Beginning of Period. . . . . . . . . . . . . . . . .      $216.6        $187.5       $ 157.1        $246.6

  Net Income (Loss). . . . . . . . . . . . . . . . . .        46.9          28.8         133.4          (3.8)

  Common Dividends Declared. . . . . . . . . . . . . .       (13.4)        (13.4)        (40.4)        (39.9)
                                                            ------        ------      --------        ------

  End of Period. . . . . . . . . . . . . . . . . . . .      $250.1        $202.9       $ 250.1        $202.9
                                                            ------        ------      --------        ------
                                                            ------        ------      --------        ------


See Notes to Financial Statements.

Form 10-Q Part I                                           Cincinnati Bell Inc.


                             CONSOLIDATED BALANCE SHEETS
                                (Millions of Dollars)



                                                                      (Unaudited)
                                                                      September 30,  December 31,
                                                                         1996           1995
                                                                      -------------  ------------
ASSETS
Current Assets
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .       $    8.7       $    2.9
  Receivables, less allowances of $12.8 and $14.7. . . . . . . .          302.2          266.7
  Material and supplies. . . . . . . . . . . . . . . . . . . . .           15.8           10.5
  Deferred income tax. . . . . . . . . . . . . . . . . . . . . .           19.9           25.4
  Prepaid expenses and other current assets. . . . . . . . . . .           41.9           35.9
                                                                        --------      --------
         Total current assets. . . . . . . . . . . . . . . . . .          388.5          341.4

Property, Plant and Equipment - net. . . . . . . . . . . . . . .          973.7          993.9

Goodwill and other intangibles . . . . . . . . . . . . . . . . .          178.0          172.3
Investments in unconsolidated entities . . . . . . . . . . . . .           63.3           53.4
Deferred charges and other assets. . . . . . . . . . . . . . . .           27.8           30.7
                                                                        --------      --------

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .       $1,631.3       $1,591.7
                                                                        --------      --------
                                                                        --------      --------

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
  Debt maturing in one year. . . . . . . . . . . . . . . . . . .       $  136.1       $  126.1
  Accounts payable and accrued liabilities . . . . . . . . . . .          165.0          201.2
  Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . .           38.9           48.0
  Advance billing and customers' deposits. . . . . . . . . . . .           31.9           40.5
  Other current liabilities. . . . . . . . . . . . . . . . . . .           39.9           37.5
                                                                        --------      --------
         Total current liabilities . . . . . . . . . . . . . . .          411.8          453.3

Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . .          381.3          386.8
                                                                        --------      --------

Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .          115.3          111.3
Unamortized investment tax credits . . . . . . . . . . . . . . .           13.3           14.8
Other long-term liabilities. . . . . . . . . . . . . . . . . . .          124.2          147.4
                                                                        --------      --------

         Total liabilities . . . . . . . . . . . . . . . . . . .       $1,045.9       $1,113.6
                                                                        --------      --------

Shareowners' Equity
  Common shares-$1 par value; 240,000,000 shares authorized. . .           67.4           66.7
  Additional paid-in capital . . . . . . . . . . . . . . . . . .          270.4          256.1
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .          250.1          157.1
  Currency translation adjustments . . . . . . . . . . . . . . .           (2.5)          (1.8)
                                                                        --------      --------
        Total shareowners' equity. . . . . . . . . . . . . . . .          585.4          478.1
                                                                        --------      --------

Total Liabilities and Shareowners' Equity. . . . . . . . . . . .       $1,631.3       $1,591.7
                                                                        --------      --------
                                                                        --------      --------


See Notes to Financial Statements.

Form 10-Q Part I                                           Cincinnati Bell Inc.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Millions of Dollars)
                                     (Unaudited)



                                                                              Nine Months
                                                                          Ended September 30,
                                                                          --------------------
                                                                          1996           1995
                                                                          ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .    $ 133.4         $ (3.8)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . .      127.6          119.7
  Special charges. . . . . . . . . . . . . . . . . . . . . . . . . .      (16.5)         132.0
  Provision for loss on receivables. . . . . . . . . . . . . . . . .        5.7            6.6
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (4.5)           1.8
 Changes in assets and liabilities net of effects from acquisitions:
  Decrease (increase) in receivables . . . . . . . . . . . . . . . .      (34.8)           4.5
  Increase in other current assets . . . . . . . . . . . . . . . . .       (5.8)          (6.1)
  Decrease in accounts payable and accrued liabilities . . . . . . .      (33.6)         (19.6)
  Decrease in other current liabilities. . . . . . . . . . . . . . .      (14.4)         (16.7)
  Increase (decrease) in deferred income taxes and unamortized
   investment tax credits. . . . . . . . . . . . . . . . . . . . . .        2.4          (48.9)
  Decrease in other assets and liabilities-net . . . . . . . . . . .        2.1           10.6
                                                                          ------        ------

     Net cash provided by operating activities . . . . . . . . . . .      161.6          180.1
                                                                          ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures-telephone plant . . . . . . . . . . . . . . .      (71.5)         (65.8)
  Capital expenditures-other . . . . . . . . . . . . . . . . . . . .      (41.2)         (15.4)
  Acquisitions, net of cash acquired . . . . . . . . . . . . . . . .      (28.0)         (18.2)
  Disposition of assets. . . . . . . . . . . . . . . . . . . . . . .       12.7              -
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2.4)           7.2
                                                                          ------        ------

     Net cash used in investing activities . . . . . . . . . . . . .     (130.4)         (92.2)
                                                                          ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in short-term debt. . . . . . . . . . . . . . . . . . .       10.2            4.5
  Repayments of long-term debt . . . . . . . . . . . . . . . . . . .       (8.0)          (1.6)
  Issuance of common shares. . . . . . . . . . . . . . . . . . . . .       12.6            6.4
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .      (40.2)         (39.7)
                                                                          ------        ------

     Net cash used in financing activities . . . . . . . . . . . . .      (25.4)         (30.4)
                                                                          ------        ------

Net increase in cash and cash equivalents. . . . . . . . . . . . . .        5.8           57.5

Cash and cash equivalents at beginning of period . . . . . . . . . .        2.9           78.4
                                                                          ------        ------

Cash and cash equivalents at end of period . . . . . . . . . . . . .      $ 8.7         $135.9
                                                                          ------        ------
                                                                          ------        ------

Cash paid for:
  Interest (net of amount capitalized) . . . . . . . . . . . . . . .      $24.6         $ 28.0
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .      $70.0         $ 52.5


See Notes to Financial Statements.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)



(1) BASIS OF PRESENTATION -   The consolidated financial statements include the
    accounts of Cincinnati Bell Inc. (CBI) and its wholly owned subsidiaries (the Company). The Company operates in three industry segments. The telephone operations segment, Cincinnati Bell Telephone Company (CBT), provides telecommunications services and products, which include local service, network access and toll telephone services in the Greater Cincinnati area. The information systems segment, Cincinnati Bell Information Systems Inc. (CBIS), provides data processing services and software development services through long-term contracts primarily to the U.S. telecommunications industry. The telephone marketing services segment, MATRIXX Marketing Inc. (MATRIXX), provides telephone marketing, research, fulfillment, database management, interactive voice response and Internet services. The operations of the Company's long distance, directory services, and equipment supply businesses are included in the Other category.

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

    The consolidated financial statements of Cincinnati Bell Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Notes (2) and (3). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K and the current year's previously issued Forms 10-Q.

(2) STATUS OF RESTRUCTURING RESERVES - In the first quarter of 1995, the Company approved a restructuring plan resulting in the need for fewer people to operate the businesses of CBT and CBI. The workforce reduction was to be accomplished by the offer of early retirement incentives to eligible retirees. More than 1,300 employees accepted the retirement offer, including 1,000 hourly employees. The Company has the option to delay the retirement date of hourly employees until March 31, 1997.

    During 1995 the Company recorded $137.5 million of pre-tax special charges and offsetting pension settlement gains of $5.9 million for the restructuring. In the first quarter of 1995, special charges of $135.2 million and $3.2 million of settlement gains were recorded for the restructuring programs at CBT and CBI. In the fourth quarter of 1995, the Company recognized additional restructuring charges of $2.3 million and $2.7 million of settlement gains. Approximately $112 million of the 1995 charges were for pension enhancements and curtailment losses for postretirement health costs and the related liabilities were included in other long-term liabilities.

    As a result of the restructuring plan, the Company has significantly reduced its management and hourly work force during 1995 and 1996. As of September 30, 1996, approximately 1,020 employees (350 management and 670 hourly employees) had left the Company. CBT has delayed the retirement dates of some of the hourly employees, but all remaining employees will retire no later than March 31, 1997.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                                     (Unaudited)


    For the three and nine months ended September 30, 1996, CBT recorded $5.5 million and $16.5 million, respectively, of pre-tax non-cash settlement gains resulting from lump-sum pension distributions to employees retiring under the offer. The Company expects settlement gains may approximate $20 to $30 million in 1996 based on current actuarial estimates. The Company expects to record additional settlement gains through 1997 as employees retire under the offer.

    A total of $2.3 million in cash outlays were charged to the reserves in the first nine months of 1996. These costs were mainly for vacation buyouts, severance pay and real estate costs. At September 30, 1996, a balance of $11.8 million remained in these restructuring reserves.

    The balance of the CBIS restructuring and disposal reserve established in 1993 was $3.5 million at September 30, 1996. Charges for discontinued products and contingencies of the businesses sold reduced the reserve by $2.8 million during the nine months ended September 30, 1996.

(3) ACQUIRED RESEARCH AND DEVELOPMENT - During the quarter ended September 30, 1996, CBIS recorded a $2.1 million charge to operating expenses for in-process research and development costs associated with the acquisition of International Computer Systems, Inc. CBIS recorded $2.5 million of similar charges in the first quarter of 1995 for the acquisition of X International.

(4) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information, in millions of dollars, is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:

                               Three Months         Nine Months
                             Ended September 30, Ended September 30,
                             ------------------- -------------------
                               1996      1995      1996      1995
                             --------  --------  --------  -------

    Revenues . . . . . . .    $162.8    $156.3    $483.5    $466.2

    Costs and Expenses . .    $126.4    $125.9    $370.9    $503.6

    Net Income (Loss). . .    $ 23.1    $ 17.3    $ 67.8    $(29.9)


    Results for the three and nine months of 1996 include $5.5 million and $16.5 million, respectively, of pension settlement gains. Results for the same periods include the reversal of $2.5 million of accrued interest expense related to overearnings liabilities. These items increased net income by about $5.1 million and $12.1 million for the three and nine month periods of 1996. Results for the first nine months of 1995 include $124.0 million of restructuring charges, net of settlement gains, which reduced net income by $79.0 million. The pension settlement gains and the restructuring charges are further described in Note (2).

Form 10-Q Part I                                           Cincinnati Bell Inc.

                                     (Unaudited)



                                                     September 30, December 31,
                                                          1996         1995
                                                        --------      --------

Current Assets . . . . . . . . . . . . . . . . .        $  134.9      $  197.1
Telephone Plant-Net. . . . . . . . . . . . . . .           854.9         880.5
Other Noncurrent Assets. . . . . . . . . . . . .            13.9          17.5
                                                        --------      --------

Total Assets . . . . . . . . . . . . . . . . . .        $1,003.7      $1,095.1
                                                        --------      --------
                                                        --------      --------

Current Liabilities. . . . . . . . . . . . . . .          $182.0        $219.3
Noncurrent Liabilities . . . . . . . . . . . . .           151.2         204.3
Long-Term Debt . . . . . . . . . . . . . . . . .           221.7         233.9
Shareowner's Equity. . . . . . . . . . . . . . .           448.8         437.6
                                                        --------      --------

Total Liabilities and Shareowner's Equity. . . .        $1,003.7      $1,095.1
                                                        --------      --------
                                                        --------      --------

(5) AT&T RELATIONSHIP - Each of the Company's major subsidiaries derives significant revenues from AT&T and its affiliates by providing network services, billing and customer care systems and telephone marketing services. Revenues from AT&T, including network access revenues, were 24% and 26% of the Company's consolidated revenues for the nine months ended September 30, 1996 and 1995.

    CBT and AT&T are discussing whether to revise portions of their agreement concerning the joint provision of certain telecommunication services. Revenues subject to discussion represent approximately $36 million or 6% of CBT's 1995 revenues, but portions of the contract provide above-average profit contribution. The outcome of such discussions cannot be predicted, but significant changes in the relationship could have a material adverse impact on CBT's future earnings. These discussions with AT&T do not involve AT&T's relationship with other Cincinnati Bell subsidiaries.

(6) CONTINGENCIES - The Company owns a 45% limited partnership interest in a cellular telephone service business that covers much of central and southwestern Ohio, northern Kentucky and small portions of southeastern Indiana. The Company's proportionate share of this cellular market represents approximately 2.3 million POPs. In 1994, the Company filed suit in Chancery Court in Delaware against the partnership's general partner seeking to dissolve the partnership for poor performance and reclaim the Company's proportionate share of the partnership's assets. On September 3, 1996, the Court denied the Company's motion for summary judgment and granted the general partner's motion for summary judgment. The Company has appealed the ruling to the Delaware Supreme Court. At September 30, 1996, the Company's investment in the partnership was $56.6 million.

    The Company is from time to time subject to routine complaints incidental to the business. The Company believes that the results of any complaints and proceedings will not have a materially adverse effect on the Company's financial condition.

(7) SUBSEQUENT EVENT - On October 8, 1996, the Company filed a registration statement with the Securities and Exchange Commission to register the sale or delivery of 5.8 million shares of the Company's common stock owned by Waslic Company II, a wholly owned subsidiary of The Western and Southern Life Insurance Company, and the Cincinnati Bell Pension Plans Trust. The Western and Southern Life Insurance Company and its subsidiaries are the Company's largest shareholder. All of the shares being registered are previously issued and outstanding shares, and the Company will receive no proceeds from the sale or delivery of such shares.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                                     (Unaudited)

(8) BUSINESS SEGMENT INFORMATION - The Company operates primarily in three industry segments, Telephone Operations, Information Systems and Telephone Marketing Services. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets used in the operations of the segment. The Company's business segment information, in millions of dollars, is as follows:


                                                    Three Months                 Nine Months
                                                 Ended September 30,         Ended September 30,
                                                 -------------------         -------------------
                                                  1996         1995          1996          1995
                                                 -----        -----         ------        ------
    REVENUES
         Telephone Operations                   $162.8        $156.3      $  483.5        $466.2
         Information Systems                     125.1          91.1         346.5         275.8
         Telephone Marketing Services             95.5          63.7         252.9         200.8
         Other                                    40.1          32.7         115.9         101.6
         Corporate                                   -            .6            .4           1.9
         Intersegment                            (20.3)        (17.4)        (57.9)        (53.4)
                                                 -----         -----        ------        ------
                                                $403.2        $327.0      $1,141.3        $992.9
                                                 -----         -----        ------        ------
                                                 -----         -----        ------        ------
    INTERSEGMENT REVENUES
         Telephone Operations                   $  5.8        $  5.8      $   17.6        $ 17.0
         Information Systems                      11.5           9.5          32.8          31.0
         Telephone Marketing Services              1.1            .7           3.1           1.7
         Other                                     1.9            .8           4.0           1.9
         Corporate                                   -            .6            .4           1.8
                                                 -----         -----        ------        ------
                                                $ 20.3        $ 17.4      $   57.9        $ 53.4
                                                 -----         -----        ------        ------
                                                 -----         -----        ------        ------
    OPERATING INCOME (LOSS)
      As Reported
         Telephone Operations                   $ 36.4        $ 30.4      $  112.6        $(37.4)
         Information Systems                      18.1          11.0          54.4          31.2
         Telephone Marketing Services             12.0           7.6          31.2          24.4
         Other                                     8.5           6.9          25.2          22.4
         Corporate and Eliminations                (.1)          1.2          (1.4)         (7.6)
                                                 -----         -----        ------        ------
                                                $ 74.9        $ 57.1      $  222.0        $ 33.0
                                                 -----         -----        ------        ------
                                                 -----         -----        ------        ------
    OPERATING INCOME (LOSS)
      Excluding Special Items
         Telephone Operations                   $ 30.9        $ 30.4      $   96.1        $ 86.6
         Information Systems                      20.2          11.0          56.5          33.7
         Telephone Marketing Services             12.0           7.6          31.2          24.4
         Other                                     8.5           6.9          25.2          22.4
         Corporate and Eliminations                (.1)          1.2          (1.4)           .4
                                                 -----         -----        ------        ------
                                                $ 71.5        $ 57.1      $  207.6        $167.5
                                                 -----         -----        ------        ------
                                                 -----         -----        ------        ------
    ASSETS (at September 30)
         Telephone Operations                                             $1,003.7      $1,116.7
         Information Systems                                                 276.2         221.5
         Telephone Marketing Services                                        268.7         263.1
         Other                                                                51.5          40.8
         Corporate and Eliminations                                           31.2         101.4
                                                                            ------        ------
                                                                          $1,631.3      $1,743.5
                                                                            ------        ------
                                                                            ------        ------

    CAPITAL ADDITIONS (including acquisitions)
         Telephone Operations                    $29.6         $20.6         $71.5         $68.2
         Information Systems                      17.7           4.5          32.2          13.9
         Telephone Marketing Services             16.1           3.4          28.1          18.7
         Other and Corporate                        .6            .7           3.7           1.9
                                                 -----         -----        ------        ------
                                                 $64.0         $29.2        $135.5        $102.7
                                                 -----         -----        ------        ------
                                                 -----         -----        ------        ------
    DEPRECIATION AND AMORTIZATION
         Telephone Operations                    $29.3         $28.4         $87.1         $84.3
         Information Systems                       8.0           7.4          23.9          21.7
         Telephone Marketing Services              5.1           3.9          13.9          11.4
         Other and Corporate                        .9            .7           2.7           2.3
                                                 -----         -----        ------        ------
                                                 $43.3         $40.4        $127.6        $119.7
                                                 -----         -----        ------        ------
                                                 -----         -----        ------        ------


Form 10-Q Part I                                           Cincinnati Bell Inc.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Information included in this quarterly report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by the Act. Factors that could cause or contribute to such differences, include, but are not limited to, those discussed herein and those discussed in the Form 10-K for December 31, 1995, Forms 10-Q for March 31 and June 30, 1996 and Form S-3 filed October 8, 1996 as amended on October 23, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and segment data. Results for interim periods may not be indicative of the results for the full year.

CONSOLIDATED OVERVIEW

The Company's consolidated revenues for the three and nine months ended September 30, 1996 were $403.2 million and $1,141.3 million compared to $327.0 million and $992.9 million for the three and nine months ended September 30, 1995. The increases for the three and nine month periods in 1996 compared to 1995 were 23% and 15%, respectively. The Company's consolidated net income was $46.9 million for the third quarter of 1996 compared to $28.8 million for the third quarter of 1995. For the nine months of 1996, net income was $133.4 million compared to a net loss of $3.8 million in 1995. Earnings per common share for the third quarter and nine months of 1996 were $.68 and $1.94, respectively, compared to an earnings per common share of $.43 for the third quarter of 1995 and a loss per common share of $.06 for the nine months of 1995.

Results for the three and nine months of 1996 included $5.5 million and $16.5 million, respectively, of pension settlement gains associated with the 1995 business restructuring. Also during the quarter ended September 30, 1996, the Company incurred a $2.1 million charge for acquired research and development and reversed $2.5 million of accrued interest expense related to overearnings liabilities. These items increased net income $3.8 million and $10.8 million and earnings per share $.06 and $.15, for the third quarter and nine months of 1996, respectively.

The results for the nine months of 1995 included $132.0 million of special charges for business restructurings at CBT and CBI, and a $2.5 million charge for acquired research and development. These charges reduced net income by $85.6 million or $1.29 per common share.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)




TELEPHONE OPERATIONS
($ Millions)


                                 Three Months                 Nine Months
                              Ended September 30            Ended September 30
                           ---------------------------- ----------------------------
                            1996    1995  Change   %    1996     1995  Change   %
                           ------  -----  ------  ---  ------  ------  ------- ----
Revenues
    Local service          $ 93.8  $89.4  $ 4.4     5   $276.6  $262.6  $ 14.0    5
    Network access           39.7   34.4    5.3    15    118.6   106.6    12.0   11
    Long distance             6.9    8.5   (1.6)  (19)    21.1    25.8    (4.7) (18)
    Other                    22.4   24.0   (1.6)   (7)    67.2    71.2    (4.0)  (6)
                           ------  -----  ------        ------  ------  -------
    Total                   162.8  156.3    6.5     4    483.5   466.2    17.3    4

Costs and expenses          131.9  125.9    6.0     5    387.4   379.6     7.8    2
Special charges              (5.5)    -    (5.5)    -    (16.5)  124.0  (140.5)   -
                           ------  -----  ------        ------  ------  -------
    Total                   126.4  125.9     .5     -    370.9   503.6  (132.7) (26)

Operating income (loss)    $ 36.4  $30.4  $ 6.0    20   $112.6  $(37.4) $150.0    -

Excluding special items:
  Operating income          $30.9  $30.4  $  .5     2   $ 96.1  $ 86.6   $ 9.5   11
  Operating margin           19.0%  19.4%                 19.9%   18.6%
Access lines (000)                                         936     900      36    4
Minutes of Use (In millions)  920    880     40     5    2,761   2,605     156    6


Local service revenues increased $4.4 million and $14.0 million for the three and nine months of 1996 compared to 1995 primarily due to continuing access line growth. Much of the access line growth was attributed to higher installations of second residential lines for home office and on-line computer services. Growth in enhanced custom calling services, central office features, public telephone revenues and new rates approved by the Public Service Commission of Kentucky (PSCK) that became effective in May 1995 accounted for the remainder of the increase. The approval by the PSCK maintained uniform rates for basic services in CBT's Kentucky and Ohio metropolitan areas.

Network access revenues increased for both periods by $5.3 million and $12.0 million from a 5% and 6% growth in access minutes of use, respectively; higher end user charges as a result of access line growth, and a change in estimates for potential overearnings liability.

The $1.6 million and $4.7 million decreases in long distance revenues for both periods were caused by lower settlement revenues from interexchange carriers and independent companies and a decline in long distance message revenues from the expansion of local service areas in some Northern Kentucky counties in November 1995.

Other telephone operations revenues decreased $1.6 million and $4.0 million in 1996 when compared to the same periods in 1995. Billing and collection services decreased as more customers are now performing these services in-house. Commission revenue decreased from less sales subject to commissions. An increase in the provision for uncollectible accounts caused a decrease in revenues. Partially offsetting the decreases were higher sales of wiring services and increases in payphone agent revenues because of increased levels of business activity.

Costs and expenses were comparable to both periods of last year after excluding special charges and credits for the 1995 business restructuring (see Note (2) of Notes to Financial Statements).

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Contracted services, consulting fees and data processing costs increased $2.7 million and $8.9 million as a result of business restructuring projects, many of which started in the second quarter of 1996. Advertising costs were higher by $.2 million and $1.6 million because of specific campaigns marketing new services, additional lines and internet access. The level of cost reduction from salaries and wages is less than headcount reduction as costs have increased concurrently for overtime resulting from business growth and the need to maintain high quality customer service. The extremely wet weather in the Cincinnati area during the second quarter of 1996 also contributed to increased labor costs required for repairs. Depreciation and amortization expenses increased $.9 million and $2.7 million primarily as a result of increases in switching, circuit and outside plant assets.

Right-to-use fees were higher for the three months by $1.0 million from plant-related software expenditures but lower for the nine months by $1.8 million as a result of network software upgrades made in 1995 to provide additional customer services. Operating taxes decreased $.6 million and $4.7 million primarily from a 1995 Ohio tax law change on equipment placed into service after January 1, 1994. Facilities expenses decreased $1.4 million and $3.5 million because certain leases for administrative buildings were terminated or expired as part of the business restructuring. The remaining differences for both periods were primarily in costs of goods sold, supplies and miscellaneous expenses.

INFORMATION SYSTEMS
($ Millions)
                                Three Months             Nine Months
                             Ended September 30         Ended September 30
                        -------------------------   --------------------------
                         1996    1995  Change  %     1996    1995   Change   %
                        ------   ----- ------  --   ------  ------  ------  --
Revenues                $125.1   $91.1  $34.0  37   $346.5  $275.8  $70.7   26

Costs and expenses       104.9    80.1   24.8  31    290.0   242.1   47.9    20
Special items              2.1       -    2.1   -      2.1     2.5    (.4)  (16)
                        ------   ----- ------       ------  ------  ------
    Total                107.0    80.1   26.9  34    292.1   244.6   47.5    19

Operating income        $ 18.1   $11.0  $ 7.1  65   $ 54.4  $ 31.2  $23.2    74

Excluding special items:
  Operating income      $ 20.2   $11.0  $ 9.2  84   $ 56.5  $ 33.7  $22.8    68
  Operating margin        16.1%   12.1%               16.3%   12.2%


Revenues increased $34.0 million and $70.1 million, respectively, for the three and nine months of 1996 compared to the same periods in 1995. For the three and nine month periods data processing revenues contributed $8.8 million and $22.1 million of the increase from strong subscriber growth of cellular customers. Professional and consulting service revenues increased $13.2 million and $24.4 million from a combination of development requests from existing and new customers, new personal communications services (PCS) opportunities and the acquisition of Information Systems Development Partnership (ISD), a cable software company, in the fourth quarter of 1995. Hardware sales of ISD accounted for most of the increase in licenses and other fees of $4.5 million and $13.5 million. International revenues were $7.5 million and $10.7 million higher, respectively, from improved contractual agreements and the acquisition in the third quarter of 1996 of International Computer Systems, Inc.

Costs and expenses increased $24.8 million and $47.9 million excluding special items during the three and nine months this year compared to last year. Costs associated with new and existing customers resulted in increases of $12.0 million and $25.1 million. Research and development costs increased $7.7 million and $13.5 million from development activity for billing solutions software. An increase in depreciable assets increased depreciation and amortization expenses by $.6 million and $2.2 million. Sales, marketing and general and administrative costs increased $4.5 million and $7.1 million primarily as a result of additional business. Non-recurring charges of $2.1 million and $2.5 million for acquired in-process research and development expenses were recorded in the third quarter of 1996 and the first quarter of 1995, respectively.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)



TELEPHONE MARKETING SERVICES
($ Millions)

                          Three Months                 Nine Months
                       Ended September 30           Ended September 30
                   --------------------------   ----------------------------
                   1996     1995   Change   %    1996      1995   Change  %
                   -----   -----   ------  --   ------    ------  ------  --
Revenues           $95.5   $63.7   $31.8   50   $252.9    $200.8   $52.1  26

Costs and expenses  83.5    56.1    27.4   49    221.7     176.4    45.3  26
                   -----   -----   ------       ------    ------  ------
Operating income   $12.0   $ 7.6   $ 4.4   58   $ 31.2    $ 24.4   $ 6.8  28

Operating margin    12.6%   11.9%                 12.3%     12.2%


Telephone marketing services revenues increased $31.8 million and $52.1 million for the three and nine months ended September 30, 1996 compared to the same periods in 1995. The increases represented strong growth in the outsourced dedicated services sector, which provided $24.1 million or 76% for the three months and $39.2 million or 75% for the nine months of the growth. Traditional telephone marketing services provided $6.6 million or 21% for the three months and $9.2 million or 18% for the nine months of the growth. Industries experiencing the greatest growth were telecommunications and technology. The remaining increases were primarily from international operations.

Costs and expenses increased $27.4 million and $45.3 million for the three and nine month periods in 1996 compared to the same three and nine month periods in 1995, at a rate comparable to revenues. The increases for the two periods were principally the result of higher direct labor costs reflecting higher activity.

In 1996, MATRIXX expanded its DIRECTV dedicated call center near Cincinnati and opened a new dedicated call center in Orem, Utah. There were approximately 13,300 MATRIXX employees at September 30, 1996, an increase of 4,300 employees from September 30, 1995.

OTHER AND CORPORATE
($ Millions)
                                  Three Months            Nine Months
                               Ended September 30      Ended September 30
                          -------------------------  ---------------------------
                          1996    1995   Change   %   1996      1995   Change  %
                          -----   -----  ------  --  ------  ------  ------   --
Revenues                  $40.1   $33.3   $6.8  20   $116.3  $103.5   $12.8   12

Costs and expenses         32.9    26.1    6.8  26     95.3    82.6    12.7   15
Special Charges              -       -      -    -     -        8.0    (8.0)   -
                          -----   -----  ------      ------  ------  ------
    Total                  32.9    26.1    6.8  26     95.3    90.6    4.7     5

Operating income          $ 7.2   $ 7.2   $ -    -   $ 21.0  $ 12.9  $ 8.1    63

Excluding special items:
  Operating income        $ 7.2   $ 7.2   $ -    -   $ 21.0  $ 20.9  $  .1     -
  Operating margin         18.0%   21.6%               18.1%   20.2%


Revenues increased from growth in directory sales, higher levels of wholesale long distance traffic partially offset by price discounts and an increase in computer sales in the equipment supply business. Costs and expenses increased from direct printing and production costs, commissions, sales headcount, increased costs of materials and higher corporate costs for several items. Costs and expenses for the first quarter of 1995 included special charges of $8.0 million at CBI for business restructuring (see Note (2) of Notes to Financial Statements).

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)



                            Three Months                 Nine Months
($ Millions)             Ended September 30          Ended September 30
                       -------------------------   ----------------------------
                       1996   1995   Change   %    1996   1995    Change     %
                       ----   -----  ------  ---   -----  -----   ------    ---
OTHER INCOME
  (EXPENSE), NET       $4.9   $ .6   $ 4.3    -    $ 9.4  $ .7    $  8.7    -


The increases in 1996 periods compared to 1995 were principally the result of increased earnings from the Company's investment in a cellular partnership, and lower contributions to the Company's charitable foundation. The increase was partially offset by a decrease in interest income on temporary cash investments.


                            Three Months                 Nine Months
($ Millions)             Ended September 30          Ended September 30
                       -------------------------   ----------------------------
                       1996   1995   Change   %    1996   1995    Change     %
                       ----   -----  ------  ---   -----  -----   ------    ---
INTEREST EXPENSE       $7.1   $13.8  $ (6.7) (49)  $25.1  $39.8   $(14.7)   (37)


The retirement of high cost long-term debt (including an interest rate and currency swap) at CBI in late 1995 and CBT in early 1996 resulted in reductions of $4.8 million and $13.5 million in interest expense for the three and nine months, respectively, compared to last year. Additionally, CBT reversed $2.5 million of interest expense related to overearnings liabilities in the third quarter of 1996. The weighted average interest rate for debt (including the interest rate and currency swap) decreased from 8.5% at September 30, 1995, to 7.0% at September 30, 1996. Average debt outstanding decreased from $600.5 million to $510.2 million during the same time period.



                            Three Months                 Nine Months
($ Millions)             Ended September 30          Ended September 30
                       -------------------------   ----------------------------
                       1996    1995   Change   %    1996   1995    Change    %
                       -----   -----  ------  ---   -----  -----   ------   ---

INCOME TAXES           $25.8   $15.1  $ 10.7   71   $72.9  $(2.3)  $75.2      -


Higher income before taxes for the three and nine months were the principal reasons for the increase in income tax expenses. The Company's effective tax rates for the three and nine months ending September 30, 1996 were 35.5% and 35.3%, respectively, compared to 34.5% and 37.0% for the same two periods last year. The effective tax rate for the nine months of 1995, excluding the 1995 special items, would have been 36.3%. A reduction in state income tax expenses was the principal reason for the decrease in the effective tax rate for the nine month period of 1996.


FINANCIAL CONDITION

CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to finance its on-going operating requirements, including network expansion and modernization, business development and dividend programs. The Company maintains adequate lines of credit with several institutions to provide borrowings as needed for general corporate purposes.

Cash provided by operating activities, which is the Company's primary source of liquidity, was $161.6 million for the first nine months of 1996 and was used primarily to pay for capital expenditures (including acquisitions) and dividends.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

The Company's most significant investing activity for the first nine months of 1996 continued to be capital expenditures. Capital expenditures were $112.7 million, up $31.5 million from the first nine months of 1995. Most of the increase was for a new data center in Orlando, Florida for CBIS and for expansion of facilities to accommodate new business at MATRIXX. The Company continuously evaluates requirements for additional updating of facilities based on customer and market demands, and engineering economics. Due to stronger-than-expected growth in all its businesses, the Company has increased its estimate of 1996 capital expenditures and anticipates spending approximately $160 million with $100 million of that total expected for CBT.

Other investing activities in the first nine months of 1996 included payments for acquisitions in late 1995 and 1996. Offsetting the acquisition payments was cash received for the disposition of certain real estate. The primary cause of the increase in Common Shares issued during the first nine months of 1996 was the exercise of 577,000 stock options by Cincinnati Bell employees.

Receivables increased $35.5 million from December 31, 1995 primarily as a result of increased sales. Investments in unconsolidated entities increased $9.9 million principally as a result of the increase in the Company's cellular partnership investment which is accounted for using the equity method. Accounts payable and accrued liabilities decreased $36.2 million primarily due to the payment of acquisition costs for a fourth quarter 1995 acquisition, reductions in overearnings liabilities at CBT from payments and adjustments, and funding of the Company's charitable foundation. The balance of accrued taxes decreased $9.1 million primarily due to property tax payments. Long-term liabilities decreased as a result of the $16.5 million of settlement gains that reduced the Company's pension liabilities.

OTHER INFORMATION

New three-year contracts between CBT and the Communications Workers of America
(CWA) and CBIS and the CWA were approved in the second and third quarters of 1996. The contracts include pay increases of 10.5% over the three-year period 1996-1999 with bonus incentives based on service and/or financial performance. The contracts also address job security and benefit issues, while providing additional flexibility in the pension plans for hourly employees.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has adopted Statement of Financial Accounting Standards (SFAS) 123 "Accounting for Stock-Based Compensation," which became effective for 1996.
SFAS 123 requires either the recognition or the pro forma disclosure of compensation expense for stock options and other equity instruments determined by a fair value method of accounting. The Company intends to disclose pro forma net income and earnings per share in the 1996 Annual Report, which will have no effect on its consolidated financial statements.


REGULATORY MATTERS

TELECOMMUNICATIONS COMPETITION

Recently enacted and future legislative and regulatory initiatives will have an impact on CBT and other incumbent local exchange carriers (LECs), including the Regional Bell Operating Companies (RBOCs) and other independent telephone companies. The extent of that impact will not be known until the initiatives are fully implemented. The basic thrust of these initiatives is to encourage and accelerate the development of competition in the telecommunications industry by removing legal barriers to competition across major segments of that industry. Under the initiatives, companies that today are limited to one or more of those segments, including local exchange, long distance, wireless, cable television and information services, could enter the other segments to compete with the incumbent providers and other new entrants.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Today's technology makes it possible to interconnect facilities of competing telecommunications carriers and to provide the service offerings of multiple competitors through the network facilities of one or more incumbents. At the federal level, the Telecommunications Act of 1996 (the Act) passed in February 1996 requires incumbent LECs like CBT to interconnect with the networks of other service providers, unbundle certain network elements and make them available to competing providers at wholesale rates. Additionally, the Act requires the removal of other perceived barriers to competitive entry by alternative providers of local exchange services. Although the Act clearly states these mandates, it does so in general terms and leaves the implementation of these mandates to the Federal Communications Commission (FCC) and the state regulatory agencies.

On August 8, 1996, the FCC issued an order establishing regulations to implement the "local competition" provisions of the Act. These regulations essentially establish parameters under which a LEC must allow other telecommunications carriers to interconnect with its network, including the compensation that a LEC would receive for terminating calls originating from the networks of the other carriers. The FCC's regulations also establish parameters under which LECs must unbundle network elements and offer them to other telecommunications carriers. The prices for interconnection and unbundled elements either are to be negotiated between the parties (and approved by the relevant state commission) or, if the parties fail to reach an agreement, the rates are to be set by the relevant state commission based on guidelines established by the Act and implemented by the FCC. Under the Act, these rates must be based on the cost of providing the interconnection or unbundled elements, be nondiscriminatory and include a reasonable profit. The FCC has determined that the prices for these unbundled elements and interconnection are to be based on a methodology governed by forward-looking, long-run incremental costs. The Act also requires LECs to offer to other telecommunications carriers, at wholesale rates, any retail telecommunications service offered by the LEC to end-users. The FCC has determined that the wholesale rates are to be based on the LEC's retail rates, less the costs avoided by the LEC in offering its services for resale.

CBT and several other LECs believe the FCC's regulations with respect to interconnection, unbundling and resale unlawfully exceed the requirements of the Act. Accordingly, they have sought review of the FCC's order in the United States Court of Appeals. The primary objections raised by CBT and the other LECs are that the pricing rules and standards for interconnection, unbundling and resale, and the rules allowing interconnecting carriers to "pick and choose" from various unbundled elements and services, along with their prices, being provided by LECs pursuant to pre-approved contracts with other carriers, will not provide the LECs with adequate compensation. On October 15, 1996, the United States Court of Appeals for the Eighth Circuit stayed the effectiveness of the portions of the FCC order establishing the pricing standards and the "pick and choose" rules. A petition to vacate the Eighth Circuit's stay of these rules is pending before the United States Supreme Court, but one Justice on the Supreme Court has already denied a petition to lift the stay. As a result of the stay, these rules are suspended, pending a final decision on the merits of the petition for review of these rules. The appeal is scheduled for argument the week of January 13, 1997. The FCC regulations requiring LECs to negotiate with new entrants, unbundle and resell still exist; however, pending a decision on the appeal, pricing will be determined by private negotiations as approved by state regulatory authorities or by state arbitrations.

If the FCC's order were implemented as written, and if CBT were unable to obtain waivers to certain requirements or to replace its lost revenues, the Company believes that the result would have a material adverse impact on its revenues and earnings. The material impact would result from the elimination of certain revenues designed to subsidize residential telephone service and increased costs to develop or modify systems to allow number portability and interconnection. CBT also believes that implementation of the FCC order would significantly enhance the position of its competitors, which would have an additional adverse impact on CBT's revenues and earnings from operations within its territory.

The outcome of three separate, but related, FCC proceedings could be significant for CBT. In the first of these proceedings, the FCC will be implementing a universal service funding mechanism which is currently being developed by a joint board made up of state and federal regulators. In the second of these proceedings, the FCC will be reforming the current access charge regime, which could result in an additional reduction in revenues. In the third, the FCC will be implementing regulations that may require certain LECs to share their infrastructure, technology, information and facilities with certain smaller telecommunications service providers.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

At the state level, the PUCO issued its local exchange competition decision and guidelines in June 1996, which certify competing carriers and establish certain rules that must be complied with by LECs. In July 1996, CBT and other interveners requested that the PUCO reconsider certain parts of the guidelines. On November 7, 1996, in response to the request of CBT and others for rehearing, the PUCO reissued the guidelines for local competition in Ohio. CBT is currently analyzing the impact of these guidelines. On July 18, 1996, CBT filed an amendment to its alternative regulation plan with the PUCO. The proposed amendments, if approved, would make CBT's telecommunications network available to would-be competitors for local telephone service. The amendments also would provide CBT with greater pricing and marketing flexibility. In conjunction with these proposed amendments, CBT proposed to reduce its rates to customers by approximately $2.7 million annually. On September 5, 1996, the PUCO issued an order stating the CBT's July 18, 1996 filing would be processed as a new plan, rather than as an amendment. Since the PUCO decided to process the filing as a new plan and because of various regulatory developments, on November 5, 1996, CBT notified the PUCO that it would be filing a revised plan in the near future.

On September 26, 1996, the PSCK issued its rules for local competition in Kentucky. A major portion of the rules outlines the PSCK's perspective regarding universal service and the development of a universal service fund intended to keep residential rates within the state affordable. The rules established a workshop process to review universal service funding. The rules also established an interim resale discount of 17% for most LEC's including CBT pending the submission of company-specific cost studies supporting a smaller discount. The PSCK did not, however, adopt detailed rules for interconnection. CBT is reviewing the rules to determine their impact, but the adopted rules are likely to lead to increased competition for CBT in Kentucky and may have an adverse effect on its operating results.

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

ALTERNATIVE REGULATION

CBT requested a threshold increase in rates in an alternative regulation proposal filed with the PUCO in 1993. Thereafter, CBT and the interveners signed a settlement agreement which was approved by the PUCO on May 5, 1994, increasing revenue by $11.9 million annually. The alternative regulation commitments and new rates became effective May 6, 1994. CBT's authorized rate of return on capital is 11.18%, but CBT can earn up to 11.93% in a monitoring period without any re-targeting of rates. Earnings higher than 11.93% will trigger a formula which allows for certain rates to be changed in the following monitoring period.

OPTIONAL INCENTIVE REGULATION

CBT began to operate under an optional incentive regulation plan for interstate services in January 1994. Every two years CBT compares actual return with the authorized rate of return, currently 11.25%. Rate changes and new services can be made on a 14-day notice without cost support if CBT sets rates no higher than a geographically adjacent LEC that operates under price cap regulation. This allows CBT to be more responsive to customers and the market.

KENTUCKY FILING

In May 1995, the PSCK approved new regulated rates for CBT customers in Kentucky. The order maintained uniform rates for basic services in CBT's Kentucky and Ohio metropolitan service areas. The result was essentially revenue neutral, as local service increases are offset by carrier common line and other rate adjustments. CBT filed for a rehearing of certain issues of the rate order. The PSCK granted a rehearing in February 1996 on the issue of re-regulation for inside wire revenues only. The rest of the issues were denied. In June 1996, the PSCK determined that inside wire maintenance revenues should remain nonregulated in the state of Kentucky, upholding CBT's current treatment.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


DEPRECIATION RATE CHANGES

The FCC is required by the Communications Act of 1934 to prescribe the depreciation rates used to compute depreciation expense for communications common carriers. It is the FCC's practice to review and revise CBT's depreciation rates and amortizations once every three years, in conjunction with the PUCO and the PSCK.

In January 1994, CBT completed a triennial depreciation represcription with regulators from the FCC, the PUCO and the PSCK. The new depreciation rates were effective January 1, 1994, in the interstate and Kentucky jurisdictions, and effective July 1, 1994, in the Ohio jurisdiction. Depreciation rate changes are up for discussion again in 1997. It is possible that depreciation rates and depreciation expense will increase as a result of these discussions.

EFFECTS OF REGULATORY ACCOUNTING

CBT presently gives accounting recognition to the actions of regulators where appropriate as prescribed by SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Criteria that would give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts CBT's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. CBT believes that its current rate-of-return regulatory plan, under which rates are established that provide for the recovery of the carrying value of its assets, and the absence of any significant current competition in its territory support the continued application of SFAS 71. Uncertainties regarding the future competitive environment and the ultimate form and impact of recently enacted and expected legislative and regulatory initiatives on future revenues will require CBT to review these criteria periodically to evaluate whether continuing application of SFAS 71 is appropriate.

In the event CBT determines that it no longer meets the criteria for following SFAS 71, the accounting impact to CBT could be an extraordinary non-cash charge of an amount that would be material. This would include the elimination of regulatory assets and liabilities and adjusting the carrying amount of telephone plant to the extent it is determined such amounts could be considered overstated as a result of the regulatory process and are not recoverable in future revenues. Asset lives used for future depreciation expense would likely be shorter than those approved by regulators. CBT estimates that if it were to discontinue SFAS 71 any pre-tax charge could be up to $300 million depending on management's assessment of the competitive environment at the time. Based on its assessment of CBT's current competitive and regulatory environment, the Company believes that the application of SFAS 71 remains appropriate.

BUSINESS OUTLOOK

The Company operates businesses in several different markets under the telecommunications umbrella. All of these markets are becoming more competitive as regulatory barriers recede and the pace of technological change quickens. This quickening pace may increase the variability of the Company's financial results on a period-to-period basis. The Company is the market leader in its three principal businesses - local telephony in the Greater Cincinnati area, information systems to the telecommunications market and telephone marketing services.

CBT is introducing new services and features to meet the challenges of regulatory actions, competition and the changing market. CBT and AT&T are discussing whether to revise portions of their agreement concerning the joint provision of certain telecommunications services. Revenues subject to discussion represent approximately $36 million or 6% of CBT's 1995 revenues, but portions of the contract provide above average profit contribution. The outcome cannot be predicted at this time, but could result in a material adverse impact on CBT's earnings.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

In 1996, CBIS has announced several new contracts and contract extensions. Two new contracts were for long-term billing and customer care agreements with prominent PCS companies in the United States. A third new contract was for development and data processing services for AT&T's re-entry into the local telephone market. A contract extension was signed in October 1996 with AT&T Wireless Services and the CMT Partners for billing and billing related services through 2001 with a provision for further extension for an additional two years. In 1996, CBIS also signed contract extensions with Comcast Cellular Corporation (Comcast Cellular) and with 360 Degrees Communications Company (formerly Sprint Cellular Co.) (360 Degrees Communications). CBIS's contract with Comcast Cellular was extended to 2003 and its contract with 360 Degrees Communications was extended to 2006. In all three contracts, CBIS will provide customer care and billing services on a service bureau basis. The ultimate value and profitability of these contracts hinge on several factors. First is CBIS's ability to provide cost effective solutions; second is CBIS's ability to maintain and grow the systems as their clients increase their penetration of their markets; third is the market success of CBIS's PCS customers. During all of these activities, CBIS must also continue to satisfy the current needs of its clients with continued service and value. As previously reported in Cincinnati Bell's 1995 Annual Report, one of CBIS's clients, representing approximately 5% of CBIS's 1995 revenues, indicated that it may transition to another provider of billing services during 1997.

In addition to the contracts discussed above, CBIS announced a joint marketing relationship with a company that renders solutions to combat cellular telephone fraud and churn.

The continued trend in the outsourcing of telephone marketing services by major companies is fueling MATRIXX's continued growth. MATRIXX has executed several new long-term agreements with key customers in the past year and continues to expand its facilities for anticipated new business. On November 8, 1996, MATRIXX announced its intention to acquire Software Support Company, Inc., a provider of technical assistance over the telephone to users of computer hardware and software. The parties are currently negotiating the final terms of the acquisition but have not entered into any binding agreement as of the date of this filing.

The Company's other businesses also face competition from businesses offering similar products and services. These businesses are meeting their competition by addressing the needs of their customers, and offering superior value, quality and service.

The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000. An internal study is currently under way to determine the full scope and related costs to insure that the Company's systems continue to meet its internal needs and those of its customers. The Company could begin to incur significant expenses in 1997 to resolve this issue and such expenses may continue through the year 2000.

The Company continues to review opportunities for acquisitions and divestitures for all its businesses to enhance shareowner value.

Form 10-Q Part II                                        CINCINNATI BELL Inc.


ITEM 5. OTHER INFORMATION

    On October 22, 1996, the Company announced that David S. Gergacz, President and Chief Executive Officer of CBT and an Executive Vice President of the Company, resigned from these positions. Until a successor is named, CBT management will report to James F. Orr, Chief Operating Officer of the Company.


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






                                           Cincinnati Bell Inc.






Date  November 12, 1996                    /s/ Brian C. Henry
      -----------------                    ----------------------
                                           Brian C. Henry
                                           Executive Vice President and
                                           Chief Financial Officer

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.   20549




                                      FORM 10-Q

                  Quarterly Report Pursuant to Section 13 or 15 (d)

                        of the Securities Exchange Act of 1934

                  for the quarterly period ended September 30, 1996




                                 CINCINNATI BELL INC.

                (Exact Name of Registrant as specified in its charter)



                                       EXHIBITS

                                  INDEX TO EXHIBITS

                     Filed Pursuant to Item 601 of Regulation S-K



    Exhibit
      No.                         Title of Exhibit                   Page
    --------              ----------------------------               ----

    (11)           Computation of Earnings per Common Share            *

    (27)           Financial Data Schedule                             *