Form 10-K
period 1996-12-31
CINCINNATI BELL INC /OH/
filed 1997-03-27
CIK 716133

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

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

                     --------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
      Title of each class                               on which registered
      -------------------                              ---------------------

Common Shares (par value $1.00 per share)              New York Stock Exchange
                                                       Cincinnati Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

               --------------------------------------------------

     At February 28, 1997, there were 67,828,066 common shares outstanding.

     At February 28, 1997, the aggregate market value of the voting shares owned by non-affiliates was $4,185,888,832.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                   -------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1996 (Parts I, II and IV)

(2) Portions of the registrant's definitive proxy statement dated March 12, 1997 issued in connection with the annual meeting of shareholders (Part
     III)

                                TABLE OF CONTENTS

                                     PART I

Item                                                                        Page
----                                                                        ----

  1.     Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

  2.     Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

  3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   17

  4.     Submission of Matters to a Vote of the Security Holders . . . . .   18

                                     PART II

  5.     Market for the Registrant's Common Equity and Related Security
         Holder Matters. . . . . . . . . . . . . . . . . . . . . . . . . .   21

  6.     Selected Financial Data . . . . . . . . . . . . . . . . . . . . .   21

  7.     Management's Discussion and Analysis of  Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . .   21

  8.     Financial Statements and Supplementary Data . . . . . . . . . . .   21

  9.     Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure. . . . . . . . . . . . . .   21

                                    PART III

 10.     Directors and Executive Officers of Registrant. . . . . . . . . .   21

 11.     Executive Compensation. . . . . . . . . . . . . . . . . . . . . .   21

 12.     Security Ownership of Certain Beneficial Owners and Management. .   21

 13.     Certain Relationships and Related Transactions. . . . . . . . . .   21

                                     PART IV

 14.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K .   22

See page 19 for "Executive Officers of the Registrant".

                                     PART I

ITEM I. BUSINESS

GENERAL

     The Company is a diversified telecommunications company with principal businesses in three industry segments. The telephone operations segment, Cincinnati Bell Telephone Company ("CBT"), provides local telephone exchange services and products in the Greater Cincinnati area. The information systems segment, Cincinnati Bell Information Systems Inc. ("CBIS"), provides and manages customer-care and billing solutions for the communications and cable TV industries. The teleservices segment, MATRIXX Marketing Inc. ("MATRIXX"), provides a full range of outsourced marketing solutions to large corporations. The Company's other businesses include: Cincinnati Bell Long Distance Inc. ("CBLD"), which provides resale long distance telecommunications services and products as well as voice mail and paging services; Cincinnati Bell Directory Inc. ("CBD"), which provides Yellow Pages and other directory products and services, as well as information and advertising services; and companies having interests in cellular mobile telephone service and in the marketing of computer and telecommunications equipment.

     The Company is incorporated under the laws of Ohio and has its principal executive offices at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900).

STRATEGY

     The three principal businesses and other interests of the Company are the products of a focused strategy first initiated in 1983 to expand from a local exchange telecommunications company into a broader, more diversified company providing value-added customer-care services in high growth and converging communications markets. By leveraging the combined knowledge, capabilities and experience of its principal subsidiaries, the Company seeks to take advantage of the opportunities arising from the growing communications market and from the growing trend to outsource information services and teleservices. CBIS and MATRIXX have unique insight into the customer-care requirements of their clients because of the knowledge and expertise they have developed by servicing CBT, a full-service telecommunications provider. The Company's ability to provide unique insight into the customer-care requirements of outsourcing clients of both CBIS and MATRIXX is enhanced by the knowledge and expertise developed by servicing CBT, a full-service telecommunications provider.

     In addition to the growth opportunities and synergies created by working together, each business - CBT, CBIS and MATRIXX - has growth strategies in its respective markets. CBT's strategy is to leverage off its well-regarded brand name, excellent service record and tradition of quality as it markets bundled communications, information and entertainment services. CBIS's strategy is to utilize the scale of its data processing operations and its extensive industry knowledge and experience to be the leading provider of customer-care and billing services and network provisioning and management systems to the communications industry. MATRIXX's strategy is to develop long-term strategic outsourcing relationships for teleservices support of large clients in the telecommunications, technology, financial services, consumer products and direct response industries.

TELEPHONE OPERATIONS

Cincinnati Bell Telephone Company

GENERAL

     CBT was founded as The City and Suburban Telegraph Association in 1873, three years before the invention of the telephone. In 1878, CBT became the first telephonic exchange in Ohio and the tenth in the nation.

     CBT is the 14th largest local service telecommunications company in the United States, based on its network access lines in service at the end of 1996. In 1996, CBT provided 39% of the Company's revenue and 45% of its operating income excluding special items, compared to 50% and 85%, respectively, in 1993.

     CBT provides telecommunications services and products, mainly local service, network access and toll telephone services, to business and residential customers in most of the Cincinnati metropolitan area, including parts of southwestern Ohio, six counties in northern Kentucky and parts of two counties in southeastern Indiana. Approximately 98% of CBT's network access lines are in one local calling area. The Cincinnati Bell Telephone brand name is well-known among CBT's customers. CBT bundles a broad and increasing range of communications-related products and services under that name.

     CBT's service record is among the best in the industry. Based on reports to the Federal Communications Commission ("FCC"), CBT receives fewer customer reports of service trouble per line than do nearly all other large U.S. telecommunications companies. In 1996 CBT averaged only 1.3 trouble reports per 100 customer lines per month. In 1995 (latest information available) comparable RBOC rates ranged from 1.3 to 2.7. In the face of increased access line growth, CBT has an exceptional record for keeping installation appointments and for completing new service orders within five days.

     Since the beginning of 1990, CBT has invested more than $745 million to upgrade its plant and equipment with modern technology. Of its network access lines, 91% are served by digital switches, 100% have ISDN capability and 100% have Signaling System 7 capability, which supports enhanced features such as Caller ID, Call Trace and Call Return.

     During the first quarter of 1995, CBT launched initiatives to improve service to its customers and reduce costs, resulting in a $124 million special charge for restructuring. CBT continued to implement its restructuring plan in 1996. This plan will be completed early in 1997. While staff levels have been reduced 19% over two years, during 1996, staff was reduced only 1% due to higher business volumes and new marketing efforts.

BUSINESS

     On December 31, 1996, CBT had approximately 944,000 network access lines in service, an increase of 4.1% or 38,000 lines from December 31, 1995. Approximately 70% of CBT's network access lines serve residential customers and 30% serve business customers. The growth in additional access lines to residential customers has been particularly strong at CBT over the last several years. These customers are adding lines for home offices, on-line services and increased household telephone usage. In 1996, additional lines accounted for more than 62% of residential lines added during the year. As of December 31, 1996, approximately 9% of CBT's residential customers had additional access lines. CBT expects strong growth in additional lines to continue.

     Approximately 91% of CBT's network access lines are served by digital switches that facilitate the transmission of voice, video and data content across CBT's network. CBT has approximately 1,300 miles of fiber optic cable throughout the network which provides synchronized optical network technology to eight business districts and customer specific applications as well as inter-office connectivity and local loop applications.

     CBT provides voice, data and video transmission, custom calling services and billing services. In addition, CBT is a sales agent for certain products and services of AT&T, Lucent Technologies and other companies as a full-service provider of communications products and services to business customers. In September 1996, CBT began selling and installing direct broadcast satellite ("DBS") services and equipment in its Cincinnati market under an agreement with DIRECTV-Registered Trademark-, United States Satellite Broadcasting Co. and certain DBS equipment vendors. In March 1996, CBT became one of the first local exchange telephone companies in the nation to introduce an Internet access service for its residential and small business customers. CBT also has introduced high-capacity local area network interconnection services and ISDN services. These new services demonstrate CBT's ability to innovate and adapt to emerging trends in telecommunications.

     Local services generated approximately 57% of CBT's revenues in 1996. The increasingly competitive network access and toll services generated only 29% of CBT's 1996 revenues, a smaller percentage than most of the nation's largest local exchange telephone companies receive. The remainder of CBT's revenues come from other communications services, including commissioned sales, maintenance and repair services as well as billing services.

MARKET

     CBT serves a 2,400 square-mile market encompassing most of the Greater Cincinnati area, which had a total population of approximately 1.5 million in 1990, including 656,000 households. Its regional economy is strong and diverse, including six locally headquartered Fortune 500 companies.

     Several companies compete or are planning to compete with CBT through the provision of local exchange, intraLATA long-distance, enhanced calling such as voice messaging, customer premises maintenance and repair, wireless communications, special access, public telephone and business communications equipment sales and maintenance services. See "Competition."

OPPORTUNITIES

     CBT plans to develop new products and services and market them in ways that leverage its well-regarded brand name, large installed customer base, reputation for service quality, communications industry knowledge and experience and extensive knowledge of its customers' preferences. CBT also will pursue co-branding opportunities and alliances with other service providers where appropriate.

     CBT will seek to increase its penetration of additional residential lines within its service area. In addition, CBT has an opportunity to increase the market penetration rate of higher margin enhanced services such as Caller ID, Call Return, Call Block and 3-Way Calling.

     Under the Company's strategy for pursuing opportunities for growth by leveraging the strengths of all of its businesses, and under CBT's own strategy to be a full-service provider of communications services, the Company has unique strengths that could be effective in marketing a broad array of communications services outside of CBT's existing service territory. The Company is exploring such opportunities, both on its own or in partnership with other communications services companies.

     The Company was the successful bidder of a 10MHz license to offer PCS service in the Greater Cincinnati area in an FCC-sponsored auction. It is expected that the auction results will be finalized in the next few months. Ameritech, as general partner of a limited partnership offering cellular service in much of central and southeastern Ohio, including Greater Cincinnati, and in which the Company is a 45% limited partner, has filed suit in Delaware Chancery Court seeking to prevent the Company from offering PCS service directly or through resale.

REGULATION

     CBT's local exchange, network access and toll telephone operations are regulated by the Public Utilities Commission of Ohio ("PUCO"), the Public Service Commission of Kentucky ("PSCK") and the FCC with respect to rates, services and other matters. (See the discussion under the caption "Cautionary Statements".)

INFORMATION SYSTEMS

Cincinnati Bell Information Systems Inc.

GENERAL

     CBIS was formed in 1983 to leverage the Company's knowledge and expertise in data processing and billing for the telecommunications industry. CBIS provides data processing services and software systems that generate billing information and manage customer information for communications services businesses. CBIS's customers are large corporations in the U.S. communications industry. CBIS accounted for approximately 29% of the Company's 1996 consolidated revenues and 28% of its total operating income excluding special items.

     CBIS is the leading provider of billing and customer-care services to the wireless telecommunications market in North America, which includes cellular and the personal communications services ("PCS") businesses. Revenues and subscribership in the cellular industry have been growing in excess of 30% per year. CBIS's billing systems serve many of the top cellular carriers. They generate bills for cellular telephone customers in 23 of the 25 largest U.S. metropolitan areas. CBIS's service bureaus generated billing information for monthly customer statements for approximately 30% of U.S. cellular subscribers in 1996. CBIS's revenue from cellular clients increased from $144 million in 1993 to $315 million in 1996.

     CBIS also provides billing and customer-care services to companies that operate traditional wireline telecommunications networks, including CBT. It develops network management systems for communications companies and customer-care and billing systems for cable television systems operators in the U.S. and Europe. CBIS's systems also support the provision of telephone services by cable television system operators in the U.S. and in Europe. CBIS recently began to offer service bureau billing services to the cable television industry.

     In 1996, CBIS acquired International Computer Systems, Inc., an international provider of wireline customer-care and billing solutions, from WorldCom, Inc. It also acquired Swift Management Services, a distributor of CBIS's integrated cable telephony billing systems in Europe. In December 1995, CBIS acquired ISD, a developer of billing systems for the cable television industry. In March 1995, CBIS acquired X International, an information technology company located in Bristol, England that provides customer-care and billing software for telecommunications companies that use the Global System for Mobile Communications ("GSM") standard.

     CBIS's headquarters are in Cincinnati, Ohio. It has major operations in Ohio, Florida, Illinois, Georgia and Virginia. It also has operations in the United Kingdom, Switzerland and The Netherlands.

BUSINESS

     CBIS serves clients principally by processing data and creating bills using proprietary software. CBIS provides and manages billing systems in service bureaus where its experience result in significant cost and service advantages for clients. These advantages include predictable costs, information management expertise, access to advanced technology without capital expense, and reliance on a provider focused on billing.

     CBIS's data processing services are carried out in its data centers in Cincinnati and Orlando. It uses information from communications service providers to calculate and generate bills for the usage of communications services, generally on a monthly cycle. CBIS strives to provide state-of-the-art systems and facilities that provide reliability and responsiveness. CBIS's systems select the correct plan for each customer from the thousands of pricing plans provided by its clients. These systems generate information for more than 12 million bills per month, including approximately 700,000 bills generated for CBT. CBIS's computers process over 356 million transactions, including transactions for CBT, per month. CBIS's revenue from this business is determined in large part by the number of bills it produces and the number of accounts it manages.

     In the wireless industry, pricing plans are complex and change frequently. Customers of CBIS's clients frequently change service plans and service providers. Additionally, companies in the wireless industry are growing rapidly. CBIS's ability to manage this change and growth successfully is an important factor in its success.

     CBIS also updates pricing plans and customer records for its clients and makes customer information available to clients on-line, helping these clients better manage their relationships with their telecommunications customers. CBIS typically is compensated at an hourly rate for these and other consulting services.

     Most of CBIS's services are provided under contracts for terms of two to ten years, certain of which may be terminated at specified times on prior written notice. CBIS's four largest clients, other than CBT, are AT&T, 360 DEG. Communications, Dutch PTT and Ameritech Corporation, which collectively accounted for approximately 67% of CBIS's 1996 revenues. Several multi-year contracts cover essentially all of CBIS's relationships with AT&T businesses, including its contract with AT&T Wireless and CMT Partners for the provision of wireless customer-care and billing services through 2001. In 1996, CBIS signed contract extensions with Comcast Cellular and with 360 DEG. Communications. CBIS's contract with Comcast Cellular was extended to 2003 and its contract with 360 DEG. Communications was extended to 2006. Other CBIS customers include selected cable television systems owned by Time Warner Inc. and Cox Communications, Inc., and the public telecommunications services providers in Switzerland and The Netherlands. Some clients, including all of CBIS's cable television clients at year-end, have purchased CBIS software to operate in their own data centers. CBIS recently introduced service bureau billing as an option for its cable television clients.

     CBIS's systems development and support are dependent on its ability to attract and retain its professional staff. There can be no assurance that CBIS's labor costs will not increase in the future.

MARKETS

     An industry study and CBIS's own analysis estimate that the domestic market for billing and customer-care services used by the communications industry was greater than $6 billion in 1996. This figure includes the estimated cost of customer-care and billing services used by wireless, wireline and cable television services providers, including services they provide to themselves.

     The cellular industry's subscriber base was approximately 43 million at the end of 1996. At the end of 1996, CBIS's data centers generated billing information for more than 12 million monthly customer statements for cellular subscribers. Billing and customer-care for cellular and cellular-related telecommunications services in North America accounted for more than 66% of CBIS's 1996 total revenue.

OPPORTUNITIES

      Increased competition in the communications industry should increase the opportunities for CBIS. One such opportunity, PCS, uses digital technologies to increase the range of features, service quality and operating efficiency of mobile communications services.

     CBIS recently entered into contracts to provide customer-care and billing services to three of the largest potential providers of PCS services in the United States based on both issued and projected license awards. In March 1996, PrimeCo Personal Communications L.P. ("PrimeCo"), a wireless partnership among AirTouch, Bell Atlantic Corporation, NYNEX Corporation and U S West Media Group, announced it had chosen CBIS to be its exclusive customer-care and billing solutions provider. PrimeCo owns PCS licenses covering approximately 57 million net POPs (potential customers adjusted for equity ownership) and is ranked as the third largest owner of PCS A and B block licenses. In July 1996, CBIS signed an exclusive customer-care and billing contract with Sprint PCS, a wireless partnership among Sprint Corporation, Tele-Communications, Inc. ("TCI"), Comcast Cellular and Cox Communications, Inc. Sprint PCS owns PCS licenses covering approximately 195 million net POPs and is the largest owner of PCS A and B block licenses. Additionally, CBIS has an agreement with AT&T to provide customer-care and billing services to AT&T for PCS services. AT&T Wireless owns PCS licenses covering approximately 114 million net POPs and is the second largest owner of PCS A and B block licenses.

     These new PCS contracts, coupled with CBIS's cellular billing contracts, position CBIS to be a leading provider of customer-care and billing services to a much broader wireless services industry if its clients are successful in PCS and other wireless services businesses.

     In March 1996, CBIS also announced a five-year contract with AT&T to provide billing, data processing, software development and professional consulting services. The contract relates to AT&T's proposed reentry into the local telephone market as either a reseller or facilities-based provider of local exchange services. AT&T is registering to offer these services throughout the United States and is negotiating for resale agreements with selected LECs. As with PCS, the benefits to CBIS from the contract will depend in part upon the success of AT&T in meeting its objectives in this new venture.

     On September 19, 1996, CBIS signed a three-year contract with a unit of TCI, the largest cable television operator in the U.S. based on total subscribers, to provide customer-care and billing services in support of TCI's planned offering of telephone services to its cable television customers. CBIS's data center will provide rating (bill calculation), service order entry and bill finishing services to TCI.

TELESERVICES

MATRIXX Marketing Inc.

GENERAL

     Based on annual revenues, MATRIXX is the largest independent provider of outsourced teleservices. MATRIXX provides a full range of customer service, sales support and teleservices solutions to major companies in its targeted industries. In 1996, MATRIXX accounted for approximately 22% of the Company's consolidated revenue and 16% of total operating income excluding special items.

     MATRIXX principally focuses on developing long-term, strategic outsourcing relationships with large clients in the communications, technology, financial services, consumer products and direct response industries. MATRIXX focuses on clients in these industries because of the complexity of the services required, the anticipated growth of their businesses and their continuing need for customer service support. Often, the level of support these companies require and the close relationships they build with MATRIXX lead to higher returns versus short-term campaign programs. For example, MATRIXX built a team of sales account managers who are the dedicated sales channel to a consumer products company's retail and wholesale accounts. MATRIXX's team manages the company's day-to-day relationships with those accounts. This extension of the company's sales organization allows for more frequent customer contact at a lower cost. The dedicated team also assists the company in its marketing efforts through database management, product movement reports and market trends analysis.

     Many MATRIXX employees who answer inbound customer service calls are dedicated to serving a single client. Employees supporting DIRECTV-Registered Trademark- satellite entertainment services, for example, answer calls to initiate service or to provide information about programming options, billing and technical aspects of the service, including installing customers' own satellite dishes. For other clients, MATRIXX provides technical help-desk support for computer products and services, and responds to customer inquiries submitted via the Internet.

     MATRIXX operates 19 domestic and 2 international call centers with approximately 7,000 available workstations and more than 14,000 customer-care representatives, including full-time and part-time employees.

     MATRIXX is headquartered in Cincinnati. It operates domestic call centers in Ohio, Utah, Colorado, Arizona, Wisconsin, Nebraska, Florida and Texas and international call centers in Paris, France and Newcastle, England.

 BUSINESS

     MATRIXX provides two categories of teleservices. Traditional services offer large shared capacities for large sales campaigns and major direct response programs. Outsourced dedicated services require dedicated agents to handle a specific company's more complex needs for customer service, technical help-desk support and sales account management. Other services are interactive voice response, Internet E-mail response, research, database management and fulfillment. Based on 1996 revenues, approximately 70% of MATRIXX's business involved responding to inbound calls. MATRIXX considers its industry focus and differentiation of service offerings to be its competitive strengths.

     Dedicated customer-care representative teams and call centers support large teleservices programs for clients. Many of these centers are linked to provide optimal call routing, capacity matching and redundancy in order to best meet the needs of the client. MATRIXX has advanced information systems, including proprietary software, and integrated telephone systems to effectively meet client expectations. MATRIXX customer-care representatives receive initial training and on-the-job support to develop calling skills and knowledge of clients' products and services. MATRIXX's services are very labor intensive. Service quality depends in part on its ability to minimize personnel turnover. MATRIXX also competes for qualified personnel with other employers in their geographic markets. There can be no assurance that MATRIXX will be able to hire and retain a sufficient number of qualified personnel in a cost-efficient manner to support continued growth and maintain profitability.

     MATRIXX's client base primarily includes large companies in the telecommunications, technology, financial services, consumer products and direct response industries. MATRIXX's largest customers in 1996 were AT&T, DIRECTV-Registered Trademark- and American Express Company, which collectively accounted for approximately 44% of 1996 revenues.

MARKET

     Teleservices include consumer and business telephone-based customer service and sales programs. Historically, companies maintained such customer-care functions in-house because they believed that a direct relationship with the customer was good business policy and because there were few outsourcing alternatives. As the size and complexity of these functions have grown, increasing numbers of companies have chosen to outsource some or all of these activities in order to focus on their core businesses, reduce costs and improve operational efficiency. Teleservices companies such as MATRIXX often can provide these services with higher quality and less cost, creating a competitive advantage for MATRIXX's clients. In addition, teleservices companies often can provide a client with current, detailed information about its customers and their purchasing decisions.

     According to a Strategic Telemedia Study, the U.S. agency market for outsourced teleservices, including automated services, was over $6 billion in 1995. In addition, industry sources suggest that a considerably larger volume of teleservices was managed and operated internally, through dedicated in-house call centers. MATRIXX believes that corporations will outsource an increasingly larger percentage of such teleservices, further fueling the growth of the outsourced market.

     MATRIXX segments the market for teleservices into traditional and outsourced dedicated programs. Traditional programs involve shared agents who handle shorter campaign-oriented calls. Outsourced dedicated programs involve agents who handle larger and more complex calls for long-term clients thereby providing added value. MATRIXX entered the technical help-desk market through its acquisition of Software Support, Inc. in November 1996. MATRIXX entered the interactive and voice response market through its acquisition of certain assets of Scherers Communications, Inc. in August 1996. Many programs now include an automated and interactive voice response component in addition to live agents.

     The principal drivers of MATRIXX's overall market growth are expected to be the increasing use of targeted marketing strategies by companies, the effectiveness of programs that involve frequent one-on-one contact as a means of enhancing customer loyalty and the lower cost of sales and marketing over the phone compared to other customer service methods. Additionally, as companies seek to achieve greater strategic focus and operating efficiency, a greater percentage are expected to seek to outsource telephone-based customer-care services and sales coverage programs. The Company believes that MATRIXX is well-positioned to capture significant amounts of this business because of its marketing expertise and technological resources ability to deal with increasingly complex customer interactions.

OPPORTUNITIES

     MATRIXX believes that the growth of teleservices as a communications medium and the trend to outsource customer service, technical help-desk and sales coverage programs offer significant opportunities to grow its business. Companies now realize that they can improve customer service and increase sales while reducing costs. In addition, MATRIXX has developed services for other subsidiaries of the Company that it can market to other clients. For example, MATRIXX and CBT worked together to develop MATRIXX's help desk support service for CBT's new FUSE-Registered Trademark- Internet access service, a support service MATRIXX is offering to other third-party clients. CBIS is also collaborating with MATRIXX to provide data processing services and enhanced customer management software as well as jointly offering end-to-end value-added solutions to communications providers.

     MATRIXX believes that its expertise in the telecommunications, technology, financial service, consumer products and direct response industries are a competitive advantage for developing relationships with large corporations in those industries. In addition, MATRIXX believes its scale and expertise in inbound calling provide it with an advantage in winning new business from companies currently relying on in-house telephone marketing service operations.

     MATRIXX will actively seek out opportunities to expand its product offerings and client base through internal development and strategic acquisitions.

REGULATION

     Various federal and state legislative initiatives have been enacted to regulate outbound teleservices, especially calls to consumers. Since MATRIXX concentrates on inbound service and outbound business-to-business teleservices, MATRIXX does not believe that such legislation adversely affects its business presently. However, there can be no assurance that future legislation will not restrict MATRIXX's ability to conduct its business.

OTHER BUSINESSES

     CBLD resells long distance telecommunications services and products as well as voice mail and paging services to residential and business customers mainly in Ohio and several adjoining states. Its principal market focus is small- and medium-sized businesses, particularly businesses with two to twenty business access lines in service. CBLD augments its high-quality long-distance services with calling plans, network features and enhanced calling services to create customized packages of communications services for its clients. CBLD's resale activities are conducted pursuant to the regulatory requirements of state utility commissions. Although no material regulatory developments are pending, any such developments could have an effect on CBLD's resale activities.

     CBD provides Yellow Pages and other directory products and services as well as related information and advertising services. Its principal products are a White Pages directory and nine Yellow Pages directories. CBD continually evaluates new product offerings in both the print and emerging electronic categories of distribution.

     Cincinnati Bell Supply ("Supply") markets computer and telecommunications equipment. Its principal market is the secondary market for used and surplus telecommunications systems, including AT&T-brand systems.

     The Company also owns a 45% limited partnership interest in a cellular telephone service business that covers much of central and southwestern Ohio, northern Kentucky and small portions of southeastern Indiana. The Company's proportionate share of this cellular market represents approximately 2.3 million POPs. See Item 3. "Legal Proceedings".

COMPETITION

CINCINNATI BELL TELEPHONE COMPANY

     CBT is currently the sole provider of basic local switched wireline telecommunications services in its market. Competitors include providers of special access services, wireless communication services, enhanced calling services such as voice messaging services and providers of business communications equipment and services.

     Evolving technology, the preferences of consumers and policy makers, and the convergence of other industries with the telecommunications industry are causes for increasing competition in the telecommunications industry. The range of communications services, the equipment available to provide and access such services and the number of competitors offering such services continue to increase. That increase expands the means by which CBT's network may be bypassed. Furthermore, recently enacted legislative and regulatory initiatives and additional regulatory developments that are expected in the near future are likely to encourage and accelerate the development of competition in all segments of the telecommunications industry by removing legal barriers to competition across segments of that industry. These initiatives and developments could make it more difficult for CBT to maintain current revenue and profit levels.

     In the future, CBT expects to compete with other providers of local exchange telecommunications service and communications-based entertainment and information services. Local exchange telecommunications competitors will include other major local exchange telecommunications companies, wireless services providers, interexchange carriers, competitive local exchange carriers and others. Time Warner Communications of Ohio, L.P. and Communications Buying Group, Inc. are the only other companies currently certified to offer switched local exchange service in CBT's Greater Cincinnati market.

CINCINNATI BELL INFORMATION SYSTEMS INC.

     Competition in the information services market is based primarily on product quality, performance, price and the quality of client service. CBIS's competitors include firms as large and larger than CBIS as well as potential competitors from other markets similar to those served by CBIS. Major competitors of CBIS include Alltel Corporation, American Management Systems Inc., Andersen Consulting Group and EDS Systems Corp. Niche players or new entrants could capture a segment of the information services market by developing new systems or services that could impact CBIS's market potential. CBIS's clients and potential clients are generally large companies with substantial resources and the capability to provide needed services for themselves rather than outsourcing such services. Faced with increasing competition, there can be no assurance that CBIS can grow at the same rate as in the past.

     CBIS believes that it provides superior service because of its knowledge of the communications industry, its technology, its information systems capabilities and resources, and its attention to client needs. As communications customer care and billing becomes more complex, communications providers are increasingly considering customer billing services as an opportunity to differentiate themselves from competitive service providers. CBIS believes that its ability to maintain a leadership position in the technological development of billing systems will be critical to providing its clients with competitively priced, high-quality services.

MATRIXX MARKETING INC.

     The teleservices industry in which MATRIXX competes is extremely competitive and highly fragmented. MATRIXX competes with the in-house teleservices operations of its current and potential clients, other large teleservices companies such as APAC Teleservices, Inc., AT&T American Transtech, ITI Marketing Services Inc., Precision Response Corporation, SITEL Corporation, TeleTech Holdings, Inc., West Teleservices Corporation and numerous smaller companies. MATRIXX also competes with alternative marketing media such as television, radio and direct mail advertising. MATRIXX differentiates itself from competitors based on its size and scale, selective industry and client focus, financial and technical resources and business reputation.

     MATRIXX believes that the principal competitive factors in the teleservices industry are service quality, sales and marketing skills, price, technological expertise and customized solutions. The competitive marketplace could begin to place pressure on MATRIXX's ability to achieve its goals. There can be no assurance that MATRIXX will be able to achieve the growth and financial results that it has had in the past several years.

OTHER BUSINESSES

     The Company's other businesses face intense competition in their markets, principally from larger companies. They primarily seek to differentiate themselves by providing existing customers with superior service and by focusing on niche markets and opportunities to develop and market customized packages of services. CBLD's competitors include interexchange carriers and selected local telecommunications services companies. CBD's competitors are directory services companies, newspapers and other media advertising services providers in its region. Supply's competitors include vendors of new and used communications and computer equipment, operating regionally and across the nation.

CAPITAL ADDITIONS

     The Company has been making large expenditures for construction of telephone plant and investments in its existing subsidiaries and new businesses. As a result of these expenditures, the Company expects to be able to introduce new products and services, respond to competitive challenges and increase its operating efficiency and productivity.

     The following is a summary of capital additions for the years 1992 through 1996:

                               Dollars in Millions
       -------------------------------------------------------------------------

                                    Investments in
           Telephone Plant       Existing Subsidiaries       Total Capital
            Construction          and New Businesses           Additions
            ------------          ------------------          ----------

1996          $  101.4                 $  119.4                $  220.8
1995          $   90.3                 $   76.5                $  166.8
1994          $  112.8                 $   43.4                $  156.2
1993          $  111.6                 $  123.8                $  235.4
1992          $   95.0                 $   45.1                $  140.1


     The total investment in telephone plant increased from approximately $1,366 million at December 31, 1991, to approximately $1,572 million at December 31, 1996, after giving effect to retirements but before deducting accumulated depreciation at either date.

     Capital additions in 1997 by the Company and its subsidiaries are anticipated to be approximately $215 million, with $120 million designated for telephone plant.

EMPLOYEES

     At December 31, 1996, the Company and its subsidiaries had approximately 19,700 employees. CBT and CBIS had approximately 2,000 employees covered under collective bargaining agreements with the Communications Workers of America, which is affiliated with the AFL-CIO. The collective bargaining agreements expire in May 1999 as to CBT and September 1999 as to CBIS.

BUSINESS SEGMENT INFORMATION

     The amounts of revenues, operating income, assets, capital additions, depreciation and amortization attributable to each of the business segments of the Company for the year ended December 31, 1996, are set forth in the table relating to business segment information in Note 18 of the Notes to Financial Statements in the Company's annual report to security holders, and such table is incorporated herein by reference.

                              CAUTIONARY STATEMENTS

     The Company wishes to take advantage of the "safe harbor" provisions included in the Private Securities Litigation Reform Act of 1995. To that end, except for certain historical information, the Business sections (Item 1) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) contain forward-looking statements, including statements concerning regulatory and competitive factors, the development and introduction of new products and services and the development of customer strategies to improve the Company's financial position and results of operations. These statements involve a number of risks and uncertainties. The Company cautions readers that any forward-looking statements made by the Company herein and in future reports and statements are not guarantees of future performance and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to, the following factors set forth below.

REGULATORY AND COMPETITIVE TRENDS REGARDING TELEPHONE OPERATIONS

     Recently enacted and future legislative and regulatory initiatives will have an impact on CBT and other incumbent local exchange carriers ("LECs"), including the Regional Bell Operating Companies ("RBOCs") and other independent telephone companies. The extent of that impact will not be known until the initiatives are fully implemented. The basic thrust of these initiatives is to encourage and accelerate the development of competition in the telecommunications industry by removing legal barriers to competition across major segments of that industry. Under the initiatives, companies that today are limited to one or more of those segments, including local exchange, long distance, wireless, cable television and information services, could enter the other segments to compete with the incumbent providers and other new entrants.

     FEDERAL - Today's technology makes it possible to interconnect facilities of competing telecommunications carriers and to provide the service offerings of multiple competitors through the network facilities of one or more incumbents. The Telecommunications Act of 1996 (the "Act") passed in February 1996 requires incumbent LECs like CBT to interconnect with the networks of other service providers, unbundle certain network elements and make them available to competing providers at wholesale rates. Additionally, the Act requires the removal of other perceived barriers to competitive entry by alternative providers of local exchange services. Although the Act clearly states these mandates, it does so in general terms and leaves the implementation of these mandates to the FCC and the state regulatory agencies.

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

     CBT and several other LECs believe the FCC's regulations with respect to interconnection, unbundling and resale unlawfully exceed the requirements of the Act. Accordingly, they have sought review of the FCC's order in the United States Court of Appeals. The primary objections raised by CBT and the other LECs are that the pricing rules and standards for interconnection, unbundling and resale, and the rules allowing interconnecting carriers to rebundle unbundled elements and services, will not provide the LECs with adequate compensation. On October 15, 1996, the United States Court of Appeals for the Eighth Circuit stayed the effectiveness of the portions of the FCC order establishing the pricing standards. A petition to vacate the Eighth Circuit's stay of these rules has been denied by the United States Supreme Court. As a result of the stay, these rules are suspended, pending a final decision on the merits of the petition for review of these rules. Oral argument of the appeal was held in St. Louis on January 17, 1997. The Court of Appeals has not yet issued a decision in this case. The FCC regulations requiring LECs to negotiate with new entrants, unbundle and resell still exist; however, pending a decision on the appeal, pricing will be determined by private negotiations as approved by state regulatory authorities or by state arbitrations.

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

     The outcome of three separate, but related, FCC proceedings could be significant for CBT. In the first of these proceedings, the FCC will be implementing a universal service funding mechanism based on recommendations developed by a joint board made up of state and federal regulators. In the second of these proceedings, the FCC will be reforming the current access charge regime, which could result in an additional reduction in revenues. In the third, the FCC will be implementing regulations that may require certain LECs to share their infrastructure, technology, information and facilities with certain smaller telecommunications service providers.

     OHIO - The PUCO recently adopted a set of local service guidelines that largely mirror the requirements of the Act and the FCC regulations discussed above. In addition, the PUCO has issued orders granting Time Warner Communications of Ohio, L.P., Communications of Ohio, L.P. and Communications Buying Group, Inc. certificates of public convenience and necessity to provide local exchange service in CBT's operating territory. Other entities have been granted certificates to provide basic local exchange service in Ohio, although not in CBT's operating territory.

     On November 7, 1996, in response to the request of CBT, and others, for rehearing, the PUCO reissued the guidelines for local competition in Ohio. On January 6, 1997, CBT and two other local exchange carriers filed appeals with the Ohio Supreme Court challenging the legality of certain of the PUCO's local competition guidelines. Since the PUCO's guidelines largely mirror the FCC's rules, CBT's appeal raised many of the same issues that are currently pending before the Eighth Circuit Court of Appeals. The Company believes that CBT will face increased competition under the PUCO's local competition guidelines, which may have a material adverse effect on its operating results. To date, seven entities have requested interconnection discussions with CBT.

     KENTUCKY - On September 26, 1996, the PSCK issued its rules for local competition in Kentucky. A major portion of the rules outlines the PSCK's perspective regarding universal service and the development of a universal service fund intended to keep residential rates within the state affordable. The rules established a workshop process to review universal service funding. The rules also established an interim resale discount of 17% for most LECs including CBT pending the submission of company-specific cost studies supporting a smaller discount. The PSCK did not, however, adopt detailed rules for interconnection. CBT is reviewing the rules to determine their impact, but the adopted rules are likely to lead to increased competition for CBT in Kentucky and may have an adverse effect on its operating results.

     In addition to seeking appellate review of the FCC's rules and the PUCO's guidelines, CBT recently made two filings with the PUCO which, if approved, may mitigate the impact on CBT. The first of these filings was a petition for suspension/modification of certain of the requirements imposed by the FCC and PUCO. Section 251 (f)(2) of the Telecommunications Act of 1996 allows local exchange carriers serving fewer than 2% of the nation's access lines to seek suspension or modification of the Act's local competition provisions by filing a petition with their state commissions. CBT filed its petition with the PUCO on December 9, 1996. The PUCO has not yet issued a decision. The second filing, made by CBT on December 30, 1996, was CBT's notice of intent to seek approval of a new alternative regulation plan. CBT filed its proposed new alternative regulation plan with the PUCO on January 29, 1997. If approved, the new alternative regulation plan would allow CBT to rebalance its current rate structure, significantly reducing the implicit subsidies contained in the Company's current rates. The new alternative regulation plan also would give CBT greater pricing flexibility to respond more effectively to competitive market forces.

CUSTOMER CONCENTRATION

     MATRIXX, CBIS and CBT rely on several significant customers for a large percentage of their respective revenues. Their relationships with customers are typically based on written contracts with a set term; however, such contracts may contain provisions that allow a customer at any time to terminate the relationship prior to the end of the contract term. In the case of MATRIXX, three customers represented 44% of its 1996 revenues. In the case of CBIS, its four largest customers, other than CBT, collectively represented approximately 67% of its 1996 revenues. Each of the Company's major subsidiaries derives significant revenues from AT&T and its affiliates by providing network services, billing and customer care systems and telephone marketing services. During 1996, revenues from AT&T accounted for 25% of the Company's consolidated revenues under various independent contracts with one or more of its subsidiaries. Thus, the loss of one or more significant customers could have a material adverse effect on the Company's operating results.

     In February 1997, CBT and AT&T announced that they had signed a memorandum of understanding to extend their strategic relationship for the marketing and provisioning of telecommunications services in the Cincinnati area. Significant work remains to turn the understanding into a multi-year contract satisfactory to CBT. This agreement does not involve AT&T's relationship with the Company's other subsidiaries.

CUSTOMER AND INDUSTRY SUCCESS

     The revenues generated by MATRIXX and CBIS are dependent on the success of their customers. If their customers are not successful, the amount of business that such customers outsource will be diminished. Several of MATRIXX's and CBIS's current customers participate in emerging industries. The extent to which products marketed by such customers (e.g., PCS) will be successful is not yet known. Thus, although CBIS and MATRIXX have signed contracts to provide services to such customers, there can be no assurance that the level of revenues to be received from such contracts will meet expectations.

     Each of the business segments in which the Company's subsidiaries conduct their business has grown significantly in the last several years. To the extent that growth in these industry segments declines, such decline could adversely affect the growth rate of each subsidiary's business. In addition, the possibility of continued growth in these segments could be affected by the development of new products that provide alternatives to the product offerings of the Company, and by a change in the trend of businesses generally to outsource functions unrelated to their core capabilities.

RAPIDLY CHANGING TECHNOLOGY

     The telecommunications industry is subject to rapid and significant changes in technology. The Company's businesses are highly dependent on its computer, telecommunications and software systems. The Company's failure to maintain the superiority of its technological capabilities or to respond effectively to technological changes could have an adverse effect on its business, results of operations or financial condition. The Company's future success also will be highly dependent upon its ability to enhance existing services and introduce new services or products to respond to changing technological developments. There can be no assurance that the Company can successfully develop and bring to market any new services or products in a timely manner, that such services or products will be commercially successful or that competitors' technologies or services will not render the Company's products or services noncompetitive or obsolete.

POTENTIAL VOLATILITY OF STOCK PRICE

     The trading price of the Company's common shares is subject to fluctuations in response to the Company's operating profits, announcements of new contract awards or new products by the Company and its subsidiaries or their competitors, general conditions in the market, changes in earnings estimates by analysts, failure to meet the revenues or earnings estimates of analysts or other events or factors. The public stock markets have experienced price and trading volume volatility in recent months. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. The market price for the common shares has been highly volatile. Future announcements concerning the Company, its subsidiaries or their competition, including the results of technological innovations, new products, government regulations, litigation or public concern with respect to the Company or its subsidiaries and other factors including those described above, may have a significant impact on the market price of the common shares.

     Salomon Inc. has sold 4,000,000 of its 6 1/4% Exchangeable Notes Due February 1, 2001 (the "DECS"). At maturity, the DECS will be mandatorily exchanged by Salomon Inc. into common shares of the Company (or, at Salomon Inc.'s option, cash with equal value) at the rate specified in the prospectus for the offering of the DECS.

     It is not possible to predict accurately how or whether any market that develops for the DECS will influence the market for the Company's common shares. For example, the price of the common shares could become more volatile and could be depressed by investors' anticipation of the potential distribution into the market, upon the maturity of the DECS, of the 4,000,000 common shares which may be delivered by Waslic Company II upon the maturity of the DECS (currently constituting approximately 5.9% of the outstanding common shares). The price of the common shares could also be affected by possible sales of common shares by investors who view the DECS as a more attractive means of equity participation in the Company and by hedging or arbitrage trading activity that may develop involving the DECS and the common shares.

     The Company has paid consecutive cash dividends on its common shares since 1879. The payment of future dividends will depend upon future earnings, the financial condition of the Company and other factors.

ITEM 2.  PROPERTIES

     The property of the Company is principally telephone plant which does not lend itself to description by character and location of principal units. Other property of the Company is principally computer equipment, computer software, furniture and fixtures.

     The gross investment in telephone plant and other property, in millions of dollars, at December 31, 1996 was as follows:

Telephone Plant
     Land, buildings and leasehold improvement                         $192.8
     Central office equipment                                           600.2
     Connecting lines (not on customer premises)                        630.2
     Station equipment                                                   30.7
     Furniture, fixtures, vehicles and other                            103.4
     Telephone plant under construction                                  14.4
                                                                     --------
          Total telephone plant                                       1,571.7
                                                                     --------
Other Property
     Information systems                                                197.4
     Teleservices                                                       100.1
     Other                                                               23.6
                                                                     --------
          Total other property                                          321.1
                                                                     --------

          Total                                                      $1,892.8
                                                                     --------
                                                                     --------

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

     CBIS, MATRIXX and other Company subsidiaries lease office space in various cities on commercially reasonable terms. Upon the expiration or termination of any such leases, these companies could obtain comparable office space. During the second quarter of 1996, CBIS moved into a new leased office building and data center in Orlando, Florida. The office building has 125,000 square feet and a separate building for the data center has 66,000 square feet. CBIS also leases some of the computer hardware, computer software and office equipment necessary to conduct its business pursuant to short term leases, some of which are capitalized leases.

ITEM 3.  LEGAL PROCEEDINGS

     None, except as described below.

     Cincinnati Bell Cellular Systems Company ("CBCSC") is a limited partner in a partnership (of which Ameritech Mobile Phone Service of Cincinnati, Inc. is the general partner) which provides cellular mobile telephone service in the Greater Cincinnati, Dayton and Columbus areas. The partnership operates in a 9,500 square mile area that contains a population of approximately five million people. On February 23, 1994, CBCSC filed an action in the Court of Chancery of the State of Delaware for New Castle County in which CBCSC sought a dissolution of the limited partnership, the appointment of a liquidating trustee and damages against the general partner because of poor performance. On October 20, 1995, CBCSC filed a motion for summary judgment on certain counts and Ameritech filed a Motion for Summary Judgment on another count.

      On September 3, 1996, the Court denied the Company's motion for summary judgment and granted the general partner's motion for summary judgment. The
Company appealed that ruling to the Delaware Supreme Court.   In February 1997,
the Delaware Supreme Court affirmed the lower court ruling which denied the Company's motion to dissolve the partnership. CINCINNATI BELL CELLULAR SYSTEMS COMPANY V. AMERITECH MOBILE PHONE SERVICE OF CINCINNATI, INC., ET AL.

     In November 1996, the cellular partnership sued the Company seeking a declaratory judgment that the Company be denied the opportunity to provide PCS
services and be required to withdraw from the partnership.   After the Company
was the successful bidder for a PCS license, the partnership's general partner wrote a letter to the Company contending that event constituted a withdrawal of the Company from the partnership and amended its lawsuit to seek a declaratory judgment that the Company had withdrawn from the partnership. The Company believes that none of its actions conflict with its partnership interest and that it continues to be a limited partner in good standing in the partnership. The matter is before the Delaware Chancery Court. CINCINNATI SMSA LIMITED PARTNERSHIP V. CINCINNATI BELL CELLULAR SYSTEMS COMPANY. The Company's share of partnership income was $11.6 million in 1996 and its investment at December 31, 1996, was $54.4 million. The future earnings of the partnership and the ability of the Company to realize the market value of its investment are uncertain.

     On October 4, 1995, the Department of Agriculture filed a claim for approximately $4 million allegedly representing damages incurred as a result of a latent defect in the work that CBIS performed under Task 1A of a Task Order Contract with the Department of Agriculture. The Company is in the process of appealing this claim to the Court of Federal Claims. Related to this claim, on January 16, 1996, DynCorp pursuant to the provisions of a Stock Purchase Agreement dated October 31, 1994, and as amended May 30, 1995, in which DynCorp purchased 100% of the outstanding capital stock of CBIS Federal Inc., filed demand for arbitration under the procedures of the American Arbitration Association. DynCorp's demand for arbitration seeks damages and other relief as follows: $2.5 million for monies withheld by the United States Government on certain Department of Agriculture task order contracts, a declaration that CBIS must indemnify DynCorp for additional claims or losses on certain government contracts, an award of $5 million in punitive damages, and fees and expenses relating to the arbitration proceedings. The arbitration concluded that CBIS did not owe DynCorp any damages but that CBIS was responsible for DynCorp's fees and expenses in defense of the Department of Agriculture's claims.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT (DURING 1996).

     The names, ages and positions of the executive officers of the Company are as follows:

Name                               Age                       Title
----                               ---                       -----
                             (as of 3/31/97)

Charles S. Mechem, Jr. (a,b)       66          Chairman of the Board

John T. LaMacchia (a,b)            55          President and Chief Executive
                                               Officer

James F. Orr (a)                   51          Chief  Operating Officer

William D. Baskett III             57          General Counsel and Chief Legal
                                               Officer

Brian C. Henry                     40          Executive Vice President and
                                               Chief Financial Officer

David S. Gergacz (c)               48          Executive Vice President of the
                                               Company and President and Chief
                                               Executive Officer of CBT

Robert J. Marino                   50          President and Chief Executive
                                               Officer of CBIS

David F. Dougherty                 40          President and Chief Executive
                                               Officer of MATRIXX

Barbara J. Stonebraker             52          Senior Vice President of CBT

William H. Zimmer III              43          Secretary and Treasurer


(a)  Member of the Board of Directors

(b)  Member of the Executive Committee

(c) Served as Executive Vice President of the Company and President and Chief Executive Officer of CBT until October 17, 1996.


Officers are elected annually but are removable at the discretion of the Board of Directors.

CHARLES S. MECHEM, JR., Chairman of the Board of the Company since April 22, 1996; Commissioner Emeritus, Ladies Professional Golf Association ("LPGA"); Commissioner of the LPGA, 1991 - 1995; Chairman of the United States Shoe Corporation, 1993 - 1995; Chairman and CEO of Taft Broadcasting Corporation, 1967 - 1990. Director of AGCO, Mead Corporation, Ohio National Life Insurance Company, J.M. Smucker Company, Star Bank Corp. and its subsidiary, Star Bank, N.A.

JOHN T. LAMACCHIA, President and Chief Executive Officer of the Company since October 1, 1993; President of the Company since January 1, 1988; Chairman of CBT since November 1993; Chief Operating Officer of the Company, 1988 - September 30, 1993; Chairman of CBIS, October 1988 - September 15, 1996. Director of The Kroger Company and Burlington Resources Inc.

JAMES F. ORR, Chief Operating Officer of the Company and Chairman of CBIS since September 16, 1996; Executive Vice President of the Company and President and Chief Executive Officer of CBIS, 1995 - 1996; Chief Operating Officer of CBIS, February 4, 1994 - December 31, 1994; President and Chief Executive Officer of MATRIXX 1993 - 1994; Vice President-Market Development, 1989 - 1992.

WILLIAM D. BASKETT III, General Counsel and Chief Legal Officer of the Company since July 1993; Partner of Frost & Jacobs since 1970.

BRIAN C. HENRY, Executive Vice President and Chief Financial Officer of the Company since March 29, 1993; Vice President and Chief Financial Officer of Mentor Graphics, February 1986 - March 28, 1993.

DAVID S. GERGACZ, Executive Vice President of the Company August 1, 1995 - October 17, 1996; President and Chief Executive Officer of CBT, August 1, 1995 - October 17, 1996. President and Chief Executive Officer of Rogers Communications/Cantel, 1993 - 1995; President and Chief Executive Officer of Boston Technology 1991 - 1993; President and Chief Operating Officer of Network Systems Division of U.S. Sprint, 1988 - 1991.

ROBERT J. MARINO, President and Chief Executive Officer of CBIS since September 17, 1996; Chief Operating Officer of CBIS, October 2, 1995 - September 17, 1996; President - Northeast Region of Nextel, November 1993 - September 1995; President of Houston Cellular Telephone Company, November 1990 - October 1993.

DAVID F. DOUGHERTY, President and Chief Executive Officer of MATRIXX since January 1, 1995; Senior Vice President and Chief Operating Officer U.S. Operations, 1993 - 1994; President of the Consumer Division, 1991 - 1992.

BARBARA J. STONEBRAKER, Senior Vice President of CBT since 1990.

WILLIAM H. ZIMMER III, Secretary and Treasurer of the Company since August 1, 1991; Secretary and Assistant Treasurer of the Company, December 1, 1988 - July 31, 1991.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

     Cincinnati Bell Inc. (symbol: CSN) common shares are listed on the New York Stock Exchange and on the Cincinnati Stock Exchange. As of February 28, 1997, there were approximately 17,256 holders of record of the 67,828,066 outstanding Common Shares of the Company. The high and low sales prices and dividends declared per common share each quarter for the last two fiscal years are listed below:

Quarter                              1st         2nd         3rd         4th
------------------------------------------------------------------------------

1996      High                    $     53    $ 57 3/4    $ 53 3/4    $ 61 5/8
          Low                     $ 31 3/4    $ 46 7.8    $ 45 3/8    $ 46 1/4
          Dividend Declared       $    .20    $    .20    $    .20    $    .20

1995      High                    $ 22 1/8    $ 26 1/4    $ 28 1/8    $ 35 1/4
          Low                     $ 16 7/8    $ 20 7/8    $ 24 3/4    $ 26 1/8
          Dividend Declared       $    .20    $    .20    $    .20    $    .20


ITEMS 6 THROUGH 8.

     The Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Supplementary Data required by these items are included in the registrant's annual report to security holders for the fiscal year ended December 31, 1996, included in Exhibit 13 and are incorporated herein by reference pursuant to General Instruction G(2).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during the period covered by this report.


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

     The other information required by these items is included in the registrant's definitive proxy statement dated March 12, 1997, in the first paragraph on page 2, the accompanying notes on page 2 and the Section 16 (a) paragraph on page 2, the information under "Election of Directors" on pages 6 and 7, the information under "Share Ownership of Directors and Officers" on page 5, the information under "Executive Compensation" on page 17 through 22. The foregoing is incorporated herein by reference pursuant to General Instruction G(3).


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)  Documents filed as part of this report:                               Page
                                                                           ----
     (1)  Consolidated Financial Statements:

          Report of Management . . . . . . . . . . . . . . . . . . . . .    *

          Report of Independent Accountants. . . . . . . . . . . . . . .    *

          Consolidated Statements of Income. . . . . . . . . . . . . . .    *

          Consolidated Statements of Common Shareowners' Equity. . . . .    *

          Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .    *

          Consolidated Statements of Cash Flows. . . . . . . . . . . . .    *

          Notes to Financial Statements. . . . . . . . . . . . . . . . .    *

     (2)  Financial Statement Schedules:

          Report of Independent Accountants. . . . . . . . . . . . . . .    29

          II  - Valuation and Qualifying Accounts. . . . . . . . . . . .    30

     Financial statements and financial statement schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

 ...............

* Incorporated herein by reference to the appropriate portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1996. (See Part II)

     (3)  Exhibits

     Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.

Exhibit
Number
------

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

(4)(c)(i) Indenture dated December 15, 1992, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $100,000,000 of Cincinnati Bell Inc. 6.70% Notes Due December 15, 1997. A copy of this Indenture is not being filed because it is similar in all material respects to the Indenture filed as Exhibit (4)(c)(ii) to Form 10-K for 1992, File No. 1-8519.

                      Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell, Inc.
                      7 1/4% Notes Due June 15, 2023. Exhibit 4-A to Form 8-K, date of report July 12, 1993, File No. 1-8519.

(4)(c)(ii) Indenture dated August 1, 1962, between Cincinnati Bell Telephone Company and Bank of New York, Trustee (formerly, The Central Trust Company was trustee), in connection with $20,000,000 of Cincinnati Bell Telephone Company Forty Year 4 3/8% Debentures, Due August 1, 2002. (Exhibit 4(c)(iii) to Form 10-K for 1992, File No. 1-8519).

                      Indenture dated August 1, 1971, between Cincinnati Bell Telephone Company and Bank of New York, Trustee (formerly The Fifth Third Bank was trustee), in connection with $50,000,000 of Cincinnati Bell Telephone Company Forty Year 7 3/8% Debentures, Due August 1, 2011. A copy of this Indenture is not being filed because it is similar in all material respects to the Indenture filed as Exhibit
                      (4)(c)(ii) above.

(4)(c)(iii) Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report October 27, 1993, File No. 1-8519).

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

(10)(iii)(A)(1)(i)*   Short Term Incentive Plan of Cincinnati Bell Inc., as
                      amended January 1, 1995.  (Exhibit (10)(iii)(A)(1)(i) to
                      Form 10-K for 1995, File No. 1-8519).

(10)(iii)(A)(2)*      Cincinnati Bell Inc. Deferred Compensation Plan for
                      Non-Employee Directors, as amended July 1, 1983.  (Exhibit
                      (10)(iii)(A)(3) to Form 10-K for 1986, File No. 1-8519).

10(iii)(A)(2)(i)*     Cincinnati Bell Inc. Deferred Compensation Plan for
                      Outside Directors, as adopted effective December 31, 1996.

(10)(iii)(A)(3)*      Cincinnati Bell Inc. Pension Program, as amended effective
                      November 4, 1991.  (Exhibit (10)(iii)(A)(4)(ii) to Form
                      10-K for 1994, File No. 1-8519).

(10)(iii)(A)(4)*      Cincinnati Bell Inc. 1988 Incentive Award Deferral Plan,
                      as amended effective November 11, 1988.  (Exhibit
                      (10)(iii)(A)(5) to Form 10-K for 1988, File No. 1-8519).

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

(10)(iii)(A)(6)*      Executive Employment Agreement dated December 1, 1987,
                      between the Company and John T. LaMacchia.  (Exhibit
                      (10)(iii)(A)(10) to Form 10-K for 1987, File No. 1-8519).

(10)(iii)(A)(7)*      Employment Agreement dated October 1, 1995, between
                      Cincinnati Bell Information Systems Inc. and Robert J.
                      Marino.

(10)(iii)(A)(8)*      Employment Agreement dated January 29, 1996, between the
                      Company and John J. Mueller.

(10)(iii)(A)(9)*      Employment Agreement dated as of January 1, 1995, between
                      the Company and Barry L. Nelson.  (Exhibit
                      (10)(iii)(A)(10) to Form 10-K for 1995, File No. 1-8519).

(10)(iii)(A)(10)*     Employment Agreement dated as of January 1, 1995, between
                      the Company and David F. Dougherty. (Exhibit
                      (10)(iii)(A)(11) to Form 10-K for 1995, File No. 1-8519).

(10)(iii)(A)(11)*     Amendment to Employment Agreement dated as of January 1,
                      1995, between the Company and David F. Dougherty. (Exhibit
                      (10)(iii)(A)(12) to Form 10-K for 1995, File No. 1-8519).

(10)(iii)(A)(12)*     Executive Employment Agreement dated as of March 29, 1993, between the Company and Brian C. Henry.  (Exhibit
                      (10)(iii)(A)(14) to Form 10-K for 1993, File No. 1-8519).

(10)(iii)(A)(13)(i)*  Employment Agreement dated as of August 19, 1994, between the Company and James F. Orr.  (Exhibit
                      (10)(iii)(A)(17)(i) to Form 10-K for 1994, File No.
                      1-8519).

(10)(iii)(A)(14)*     Amendment to Employment Agreement dated as of October 31,
                      1994, between the Company and James F. Orr.  (Exhibit
                      (10)(iii)(A)(17)(ii) to Form 10-K for 1994, File No.
                      1-8519).

(10)(iii)(A)(15)*     Employment Agreement dated as of December 30, 1994,
                      between Cincinnati Bell Telephone Company and Barbara J.
                      Stonebraker.  (Exhibit (10)(iii)(A)(18) to Form 10-K for
                      1994, File No. 1-8519).

(10)(iii)(A)(16)*     Employment Agreement dated August 1, 1996, between the
                      Company and Thomas P. Mehnert.

(10)(iii)(A)(16)(i)*  Cincinnati Bell Inc. Executive Deferred Compensation Plan.
                      (Exhibit (10)(iii)(A)(17) to Form 10-K for 1993, File No. 1-8519).

(10)(iii)(A)(16)(ii)* Amendment to Cincinnati Bell Inc. Executive Deferred
                      Compensation Plan effective January 1, 1994.  (Exhibit
                      (10)(iii)(A)(20)(ii) to Form 10-K for 1994, File No.
                      1-8519).

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

(10)(iii)(A)(19)*     Cincinnati Bell Inc. 1989 Stock Option Plan.  (Exhibit
                      (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(20)*     Cincinnati Bell Inc. Retirement Plan for Outside
                      Directors.  (Exhibit (10)(iii)(A)(21) to Form 10-K for
                      1993, File No. 1-8519).

(10)(iii)(A)(21)*     MATRIXX Marketing Inc. Executive Deferred Compensation
                      Plan.

(10(iii)(A)(21)(i)*   Amendment to MATRIXX Marketing Inc. Executive Deferred
                      Compensation Plan (effective May 1, 1994).

(10)(iii)(A)(21)(ii)* Amendment to MATRIXX Marketing Inc. Executive Deferred
                      Compensation Plan (effective May 4, 1996).

(11)                  Computation of Earnings (Loss) per Common Share.

(12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

(13) Portions of the Cincinnati Bell Inc. annual report to security holders for the fiscal year ended December 31, 1996, as incorporated by reference including the Selected Financial Data, Report of Management, Report of Independent Accountants, Management's Discussion and Analysis and Consolidated Financial Statements.

(21)                  Subsidiaries of the Registrant.

(23)                  Consent of Independent Accountants.

(24)                  Powers of Attorney.

(27)                  Financial Data Schedules.

(99)(a)               Annual Report on Form 11-K for the Cincinnati Bell Inc.
                      Retirement Savings Plan for the year 1996 will be filed by amendment on or before June 30, 1997.

(99)(b)               Annual Report on Form 11-K for the Cincinnati Bell Inc.
                      Savings and Security Plan for the year 1996 will be filed by amendment on or before June 30, 1997.

(99)(c)               Annual Report on Form 11-K for the MATRIXX Marketing Inc.
                      Profit Sharing/401(k) Plan for the year 1996 will be filed by amendment on or before June 30, 1997.

(99)(d) Annual Report on Form 11-K for the CBIS Retirement and Savings Plan for the year 1996 will be filed by amendment on or before June 30, 1997.

 ...............
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

     The Company will furnish, without charge, to a security holder upon request, a copy of the documents, portions of which are incorporated by reference (Annual Report to security holders and proxy statement), and will furnish any other exhibit at cost.

(b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   Signatures
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CINCINNATI BELL INC.

March 27, 1997                     By /s/ Brian C. Henry
                                     -----------------------------------------
                                       Brian C. Henry
                                       Executive Vice President and
                                       Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                     Title                                     Date
---------                     -----                                     ----

                              Principal Executive Officer;
                              President, Chief Executive
JOHN T. LAMACCHIA*            Officer and Director
-------------------------
John T. LaMacchia

                              Principal Accounting and
                              Financial Officer; Executive
                              Vice President and
BRIAN C. HENRY*               Chief Financial Officer
-------------------------
Brian C. Henry

JOHN F. BARRETT*              Director
-------------------------
John F. Barrett

PHILLIP R. COX*               Director
-------------------------
Phillip R. Cox

WILLIAM A. FRIEDLANDER*       Director
-------------------------
William A. Friedlander

ROGER L. HOWE*                Director
-------------------------
Roger L. Howe

ROBERT P. HUMMEL, M.D.*       Director
-------------------------
Robert P. Hummel, M.D.

JAMES D. KIGGEN*              Director
-------------------------
James D. Kiggen

Signature                     Title                                  Date
---------                     -----                                  ----

CHARLES S. MECHEM, JR.*       Chairman of the Board
-------------------------     and Director
Charles S. Mechem, Jr.

MARY D. NELSON*               Director
-------------------------
Mary D. Nelson

JAMES F. ORR*                 Director
-------------------------
James F. Orr

BRIAN H. ROWE*                Director
-------------------------
Brian H. Rowe

DAVID B. SHARROCK*            Director
-------------------------
David B. Sharrock



*By /s/ Brian C. Henry                                            March 27, 1997
    ---------------------
    Brian C. Henry
    as attorney-in-fact and on his behalf
    as Executive Vice President and
    Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareowners of
     Cincinnati Bell Inc.

Our report on the consolidated financial statements of Cincinnati Bell Inc. has been incorporated by reference in this Form 10-K from page 27 of the 1996 annual report of Cincinnati Bell Inc. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule on page 30 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Cincinnati, Ohio
February 14, 1997

                                                                     Schedule II

                              CINCINNATI BELL INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                              (Millions of Dollars)

--------------------------------------------------------------------------------

       COL. A         COL. B            COL. C              COL. D     COL. E

--------------------------------------------------------------------------------
                                      Additions            Deductions
                                 ---------------------     ----------
                                     (1)        (2)
                    Balance at                Charged                   Balance
                    Beginning    Charged to   to Other                  At End
Description         of Period     Expenses    Accounts                 of Period
--------------------------------------------------------------------------------
Year 1996. . . . . .  $ 14.7       $  9.0     $ 4.7 (a)    $ 16.7 (b)    $11.7

Year 1995. . . . . .  $ 14.1       $  8.5     $ 5.3 (a)    $ 13.2 (b)    $14.7

Year 1994. . . . . .  $ 14.0       $ 11.1     $ 3.0 (a)    $ 14.0 (b)    $14.1


---------------
(a) Primarily includes amounts previously written off which were credited directly to this account when recovered and an allocation of the purchase price for receivables purchased from Interexchange Carriers.

(b)  Primarily includes amounts written off as uncollectible.