Form 10-Q
period 1997-03-31
CINCINNATI BELL INC /OH/
filed 1997-05-14
CIK 716133

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
           ---       OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to            .
                                           ----------    -----------

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

     At April 30, 1997, 135,681,418 Common Shares were outstanding after giving effect to the two-for-one stock split payable to shareowners of record
     May 2, 1997.

                         PART I - FINANCIAL INFORMATION


             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 (Millions of Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                                                Three Months
                                                               Ended March 31,
                                                          ----------------------
                                                            1997          1996
                                                          --------      -------
Revenues................................................  $  429.5      $ 362.1
                                                          --------      -------
Costs and Expenses
     Cost of providing services and products sold.......     236.0        187.9
     Selling, general and administrative................      70.8         65.2
     Depreciation and amortization......................      44.2         41.9
     Special charges (credits)..........................     (15.0)        (5.5)
                                                          --------      -------
          Total Costs and Expenses......................     336.0        289.5
                                                          --------      -------
Operating Income........................................      93.5         72.6

Other Income (Expense), Net.............................       3.4          1.5
Interest Expense........................................       8.6          9.6
                                                          --------      -------
Income Before Income Taxes..............................      88.3         64.5

Income Taxes............................................      31.1         22.8
                                                          --------      -------
Net Income..............................................  $   57.2      $  41.7
                                                          --------      -------
                                                          --------      -------
Earnings Per Common Share...............................  $    .42      $   .31
                                                          --------      -------
                                                          --------      -------
Dividends Declared Per Common Share.....................  $    .10      $   .10
                                                          --------      -------
                                                          --------      -------
Average Common Shares Outstanding Including
  Equivalents (000).....................................   137,551      133,743

Retained Earnings
  Beginning of Period...................................  $  288.5      $ 157.1
  Net Income............................................      57.2         41.7
  Common Dividends Declared.............................     (13.6)       (13.5)
  Other.................................................       0.6            -
                                                          --------      -------
  End of Period.........................................  $  332.7      $ 185.3
                                                          --------      -------
                                                          --------      -------

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.


                           CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)


                                                       (Unaudited)
                                                        March 31,   December 31,
                                                          1997         1996
                                                       -----------  ------------
ASSETS
Current Assets
  Cash and cash equivalents...........................  $   18.2      $    2.0
  Receivables, less allowances of $11.4 and $11.7.....     303.8         315.0
  Material and supplies...............................      16.4          17.3
  Deferred income taxes...............................      14.1          15.4
  Prepaid expenses and other current assets...........      40.7          40.9
                                                        --------      --------
      Total current assets............................     393.2         390.6

Property, plant and equipment - net...................     989.0         985.8
Goodwill and other intangibles........................     201.2         205.1
Investments in unconsolidated entities................      64.0          61.3
Deferred charges and other assets.....................      24.0          28.1
                                                        --------      --------
Total Assets..........................................  $1,671.4      $1,670.9
                                                        --------      --------
                                                        --------      --------
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
  Debt maturing in one year...........................  $  219.6      $  224.2
  Accounts payable and accrued liabilities............     153.7         176.2
  Accrued taxes.......................................      49.9          37.9
  Advance billing and customers' deposits.............      31.7          39.8
  Other current liabilities...........................      36.5          34.2
                                                        --------      --------
      Total current liabilities.......................     491.4         512.3

Long-term debt........................................     277.0         279.5
Deferred income taxes.................................     115.2         119.6
Other long-term liabilities...........................     100.7         125.1
                                                        --------      --------
      Total liabilities...............................     984.3       1,036.5
                                                        --------      --------
Shareowners' Equity
  Common shares-$1 par value; 480,000,000 shares
    authorized........................................     135.7         135.1
  Additional paid-in capital..........................     222.4         213.1
  Retained earnings...................................     332.7         288.5
  Currency translation adjustments....................      (3.7)         (2.3)
                                                        --------      --------
      Total shareowners' equity.......................     687.1         634.4
                                                        --------      --------
Total Liabilities and Shareowners' Equity.............  $1,671.4      $1,670.9
                                                        --------      --------
                                                        --------      --------
See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                               Three Months
                                                               Ended March 31,
                                                           --------------------
                                                            1997          1996
                                                           ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................  $ 57.2        $ 41.7
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................    44.2          41.9
  Special charges (credits)..............................   (15.0)         (5.5)
  Provision for loss on receivables......................     2.5           2.5
  Other, net.............................................    (3.7)         (1.7)
Changes in assets and liabilities net of effects from
  acquisitions and disposals:
  Decrease (increase) in receivables.....................     9.1          (2.7)
  Decrease (increase) in other current assets............     2.1           (.7)
  Decrease in accounts payable and accrued liabilities...   (24.7)        (38.8)
  (Decrease) increase in other current liabilities.......     5.4          (3.8)
  Increase (decrease) in deferred income taxes and
    unamortized investment tax credits...................    (4.7)          1.6
  Decrease in other assets and liabilities-net...........     6.3           9.8
                                                           ------        ------
    Net cash provided by operating activities............    78.7          44.3
                                                           ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures-telephone plant...................   (33.3)        (15.6)
  Capital expenditures-other.............................   (13.3)         (8.2)
  Acquisitions, net of cash acquired.....................       -         (11.1)
  Disposition of assets..................................       -          12.7
  Other, net.............................................     0.3          (4.6)
                                                           ------        ------
    Net cash used in investing activities................   (46.3)        (26.8)
                                                           ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt.............    (2.9)         19.0
  Repayment of long-term debt............................    (5.0)         (3.4)
  Issuance of common shares..............................     5.2           5.6
  Dividends paid.........................................   (13.5)        (13.3)
                                                           ------        ------
    Net cash provided by (used in) financing activities..   (16.2)          7.9
                                                           ------        ------
Net increase in cash and cash equivalents................    16.2          25.4

Cash and cash equivalents at beginning of period.........     2.0           2.9
                                                           ------        ------
Cash and cash equivalents at end of period...............  $ 18.2        $ 28.3
                                                           ------        ------
                                                           ------        ------
Cash paid for:
  Interest (net of amount capitalized)...................  $  5.1        $  6.3
  Income taxes...........................................  $  4.2        $  5.6

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(1) BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Cincinnati Bell Inc. and its wholly owned subsidiaries (the Company). The Company is a diversified communications company with principal businesses in three industry segments. The information systems segment, Cincinnati Bell Information Systems Inc.
     (CBIS), provides and manages customer care and billing solutions for the communications and cable TV industries. The teleservices segment, MATRIXX Marketing Inc. (MATRIXX), provides a full range of outsourced marketing solutions to large corporations. The Company changed the components of one of its reporting segments in the first quarter 1997. The telecommunications segment, consisting of Cincinnati Bell Telephone Company
     (CBT), Cincinnati Bell Long Distance Inc. (CBLD), Cincinnati Bell Directory Inc. (CBD) and Cincinnati Bell Supply Company (CBS), provides local telephone exchange services and products in Greater Cincinnati, reselling of long distance services, yellow pages, directory services, and computer and telecommunications equipment. Previously, the financial information of CBLD, CBD and CBS had been included in a separate category. The change will better reflect the Company's telephony businesses and will have no effect on the financial results. All prior period amounts have been reclassified to conform with the new presentation.

     The consolidated financial statements of Cincinnati Bell Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Note (2). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

(2) STATUS OF 1995 BUSINESS RESTRUCTURING LIABILITY - In 1995, the Company initiated a restructuring plan resulting in the need for fewer people to operate the businesses of CBT and CBI. Over 1,300 employees accepted the early retirement offer and left the Company during 1995, 1996 and the first quarter 1997. In the first quarter 1997, the Company recorded $15.0 million of non-cash settlement gains resulting from lump-sum pension distributions to employees retiring under the offer. Additional settlement gains are expected to be recognized through the second quarter of 1997. Cash expenditures of $2.0 million during the quarter reduced the restructuring liability to $6.7 million at March 31, 1997. Management believes that the balance is adequate to complete the restructuring plan.

(3) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:

                                             Three Months
                                            Ended March 31,
                                           ------------------
     Million of Dollars                      1997       1996
     ------------------                    -------    -------

     Revenues............................  $ 160.8    $ 158.8

     Costs and Expenses..................    117.3      120.4
                                           -------    -------
     Operating Income....................  $  43.5    $  38.4

     Net Income..........................  $  25.2    $  22.0


     Results for the three months of 1997 and 1996 include $15.0 million and $5.5 million of pension settlement gains which increased net income by $9.5 million and $3.5 million, respectively.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     A new services contract was executed between CBT and CBD effective January 1, 1997. In response to the Telecommunications Act of 1996, the new contract reduced CBT revenues by approximately $3.5 million and increased CBT expenses by $1.2 million over 1996 amounts.

                                          March 31,   December 31,
      Million of Dollars                    1997         1996
      ------------------                  ---------   ------------

      Current Assets....................  $  133.5      $  135.6
      Telephone Plant-Net...............     858.8         855.2
      Other Noncurrent Assets...........      11.6          14.7
                                          --------      --------
      Total Assets......................  $1,003.9      $1,005.5
                                          --------      --------
                                          --------      --------
      Current Liabilities...............  $  163.9      $  154.3
      Noncurrent Liabilities............     173.2         179.1
      Long-Term Debt....................     221.7         221.5
      Shareowner's Equity...............     445.1         450.6
                                          --------      --------
      Total Liabilities and Shareowner's
        Equity..........................  $1,003.9      $1,005.5
                                          --------      --------
                                          --------      --------

(4) AT&T RELATIONSHIP - Each of the Company's major subsidiaries derives significant revenues from AT&T and its affiliates (AT&T) by providing network services, customer care and billing systems and teleservices. Revenues from AT&T, including network access revenues, were 23% and 24% of the Company's consolidated revenues for the three months ended March 31, 1997 and 1996.

     During the first quarter 1997, CBT and AT&T announced their intention to extend their strategic relationship for the marketing and provisioning of telecommunications services in the Cincinnati area. The companies have jointly executed a memorandum of understanding to continue to work together toward a multi-year agreement on the basis of mutual benefit. Significant work remains to turn the understanding into a contract satisfactory to CBT. This agreement does not involve AT&T's relationship with the Company's other subsidiaries.

(5) CONTINGENCIES - The Company's partner in a cellular partnership sued the Company in November 1996. After the Company was the successful bidder for a PCS license, the partnership's general partner amended its lawsuit to seek a declaratory judgment that the Company had withdrawn from the partnership. The Company believes that none of its actions conflict with its partnership interest and that it continues to be a limited partner in good standing in the partnership. The matter is before the Delaware Chancery Court. The Company's investment at March 31, 1997 was $57.3 million. The future earnings of the partnership and the ability of the Company to realize the market value of its investment are uncertain.

     The Company is from time to time subject to routine complaints incidental to the business. The Company believes that the results of any complaints and proceedings will not have a materially adverse effect on the Company's financial condition.

(6) RECENTLY ISSUED ACCOUNTING STANDARDS - In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has determined the impact of the implementation of SFAS No. 128 on its financial statements and related disclosures will not be material.

(7) COMMON SHARE PURCHASE RIGHTS PLAN - In the first quarter 1997, the Company's Board of Directors adopted a Share Purchase Rights Plan by granting a dividend of one preferred share purchase right for each outstanding common share to shareowners of record at the close of business on May 2, 1997. Under certain conditions, each right entitles the holder to purchase one-hundredth of a Series A Preferred Share. The rights cannot be exercised or transferred apart from common shares, unless a person or group acquires 15% or more of the Company's outstanding common shares. The rights will expire May 2, 2007 if they have not been redeemed.

(8)  COMMON SHARES  -  On February 3, 1997, the Company's Board of
     Directors approved a two-for-one split of the Company's common shares, payable to shareowners of record May 2, 1997. On April 28, 1997, the Company's shareowners approved an amendment to the articles of incorporation to increase the authorized number of common shares from 240 million to 480 million. These events will not affect the total dollar amount of common shareowners' equity. All references to the number of common shares, per share amounts and authorized common shares have been retroactively restated to give effect to these changes.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(9) BUSINESS SEGMENT INFORMATION - The Company operates primarily in three industry segments, Telecommunications Services, Information Systems and Teleservices. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets used in the operations of the segment. The Company's business segment information is as follows:

                                                      Three Months
    Millions of Dollars                              Ended March 31,
    -------------------                            ------------------
                                                     1997       1996
                                                   --------   --------
     REVENUES
       Telecommunications Services                 $  199.9   $  189.4
       Information Systems                            130.5      106.9
       Teleservices                                   115.2       77.4
       Intersegment                                   (16.1)     (11.6)
                                                   --------   --------
                                                   $  429.5   $  362.1
                                                   --------   --------
                                                   --------   --------
     INTERSEGMENT REVENUES
       Telecommunications Services                 $    2.5   $    1.1
       Information Systems                             12.2        9.8
       Teleservices                                     1.4         .7
                                                   --------   --------
                                                   $   16.1   $   11.6
                                                   --------   --------
                                                   --------   --------
     OPERATING INCOME
      As Reported
       Telecommunications Services                 $   57.1   $   46.0
       Information Systems                             22.7       17.5
       Teleservices                                    14.6        9.6
       Corporate and Eliminations                       (.9)       (.5)
                                                   --------   --------
                                                   $   93.5   $   72.6
                                                   --------   --------
                                                   --------   --------
     OPERATING INCOME
      Excluding Special Items
       Telecommunications Services                 $   42.1   $   40.5
       Information Systems                             22.7       17.5
       Teleservices                                    14.6        9.6
       Corporate and Eliminations                       (.9)       (.5)
                                                   --------   --------
                                                   $   78.5   $   67.1
                                                   --------   --------
                                                   --------   --------
     ASSETS
       Telecommunications Services                 $1,053.4   $1,030.8
       Information Systems                            259.0      256.9
       Teleservices                                   270.7      260.8
       Corporate and Eliminations                      88.3       35.0
                                                   --------   --------
                                                   $1,671.4   $1,583.5
                                                   --------   --------
                                                   --------   --------
     CAPITAL ADDITIONS (including acquisitions)
       Telecommunications Services                 $   35.6   $   18.0
       Information Systems                              3.1        7.3
       Teleservices                                     5.4        3.4
       Corporate                                          -          -
                                                   --------   --------
                                                   $   44.1   $   28.7
                                                   --------   --------
                                                   --------   --------
     DEPRECIATION AND AMORTIZATION
       Telecommunications Services                 $   30.3   $   29.5
       Information Systems                              7.7        8.0
       Teleservices                                     6.1        4.2
       Corporate                                         .1         .2
                                                   --------   --------
                                                   $   44.2   $   41.9
                                                   --------   --------
                                                   --------   --------

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this quarterly report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences, include, but are not limited to, those discussed herein and those discussed in the Form 10-K for the year ended December 31, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and segment data. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW

Revenues increased 19% to $429.5 million for the first quarter 1997, from $362.1 million for the first quarter 1996. Costs and expenses excluding special items also increased 19% to $351.0 million from $295.0 million. Operating income excluding special items increased to $78.5 million for the first quarter 1997, a 17% increase from $67.1 million last year.

The special items in both years were from pension settlement gains recorded as the result of lump-sum pension distributions to employees retiring under the early retirement offer. In the first quarter 1997, the $15.0 million of settlement gains increased net income by $9.5 million or $.07 per common share. In the first quarter 1996, the $5.5 million of settlement gains increased net income $3.5 million or $.03 per common share.

Excluding special items, net income was $47.7 million or $.35 per common share for the first quarter 1997 and $38.2 million or $.29 per common share for the first quarter 1996. Including special items, net income was $57.2 million or $.42 per common share for the first quarter 1997 compared to $41.7 million or $.31 per common share for the first quarter 1996.

TELECOMMUNICATIONS SERVICES

To reflect changes in the telecommunications industry, the Company enhanced the presentation of its financial results by replacing the Telephone Operations segment with the Telecommunications Services segment. Beginning in 1997, the Telecommunications Services segment includes CBT, CBLD, CBD and CBS. The change had no effect on the Company's financial results and all prior period amounts have been reclassified to conform with the new presentation.

                           Three Months Ended March 31,
                        ----------------------------------
($ Millions)             1997      1996    Change      %
                        ------    ------   ---------------
Revenues
  Local service         $ 94.9    $ 90.5   $  4.4      5
  Network access          40.5      38.8      1.7      4
  Other services          64.5      60.1      4.4      7
                        ------    ------   ------
    Total                199.9     189.4     10.5      6

Costs and expenses       157.8     148.9      8.9      6
Special items            (15.0)     (5.5)    (9.5)     -
                        ------    ------   ------
    Total                142.8     143.4      (.6)     -

Operating income        $ 57.1    $ 46.0   $ 11.1     24

Excluding special items:
  Operating income      $ 42.1    $ 40.5   $  1.6      4
  Operating margin        21.1%     21.4%

Access lines (In
  thousands)               956       917       39    4.3
Minutes of Use (In
  millions)                996       916       80    8.7

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Local service revenues increased 5% to $94.9 million due to growth in access lines and increased penetration of enhanced services such as custom calling. Network access revenues increased 4% to $40.5 million principally from growth in access lines, minutes of use, and special access services. Other services revenues increased 7% to $64.5 million because of higher sales at CBLD and CBS.

Costs and expenses of $157.8 million increased $8.9 million in 1997. Expenses for contract labor and consulting fees increased $3.4 million, and other increases of $8.7 million were caused by higher commissions, insurance premiums, and overhead costs at CBT and by volume increases at CBLD and CBS. These increases were offset by lower benefit costs and gross receipts and property taxes of $2.6 million.

The special items consisted of the pension settlement gains recorded by the Company as lump-sum pension distributions were made to employees retiring under the early retirement offer.

INFORMATION SYSTEMS

                           Three Months Ended March 31,
                        ----------------------------------
($ Millions)             1997      1996    Change      %
                        ------    ------   ---------------
Revenues                $130.5    $ 106.9  $ 23.6     22

Costs and expenses       107.8       89.4    18.4     21
                        ------    -------  ------
Operating income        $ 22.7    $  17.5  $  5.2     30

Operating margin          17.4%      16.4%

Revenues increased 22% to $130.5 million during the first quarter 1997 compared to the first quarter 1996. Data processing revenues increased $12.7 million from growth in cellular subscribers. Professional services revenues increased $6.8 million from enhancement requests from existing clients and personal communications services providers. International revenues increased $2.2 million primarily as a result of businesses acquired in the last half of 1996.

Costs and expenses increased 21% to $107.8 million during the first quarter 1997 compared to the first quarter 1996. Direct costs of providing services increased $8.5 million from a higher volume of business and additional costs of companies acquired. Research and development costs increased $8.5 million from higher development activity in support of CBIS's new software platform, Precedent 2000, for personal communications services providers.

TELESERVICES
                           Three Months Ended March 31,
                        ----------------------------------
($ Millions)             1997      1996    Change      %
                        ------    ------   ---------------
Revenues                $115.2    $ 77.4   $ 37.8     49

Costs and expenses       100.6      67.8     32.8     48
                        ------    ------   ------
Operating income        $ 14.6    $  9.6   $  5.0     52

Operating margin          12.7%     12.4%

Revenues experienced a significant increase of 49% to $115.2 million in the first quarter 1997 as compared to the first quarter 1996. Dedicated services businesses contributed more than $32.8 million or 85% of the revenue gain primarily due to strong sales of $23.8 million in the technology and telecommunications industries and $9.8 million from acquisitions made during the second half of 1996. Additional growth from traditional inbound/outbound services and international operations accounted for the remaining $5.0 million increase in revenues.

Costs and expenses increased 48% to $100.6 million. Headcount expenses, which vary directly with changes in revenues increased 47% or $21.3 million. Expansions and acquisitions in Salt Lake City, Houston and Cincinnati

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

caused facilities costs and depreciation expense to increase $3.5 million. Telecommunications expenses increased $2.6 million and were in line with the growth in revenues.

                                  Three Months Ended March 31,
                                ----------------------------------
($ Millions)                     1997      1996    Change      %
                                ------    ------   ---------------

OTHER INCOME (EXPENSE), NET     $  3.4    $  1.5   $   1.9      -
INTEREST EXPENSE                $  8.6    $  9.6   $  (1.0)   (10)
INCOME TAXES                    $ 31.1    $ 22.8   $   8.3     36

The increase for other income (expense) - net was primarily from higher earnings from the Company's investment in a cellular partnership.

Interest expense decreased as a result of lower rates and a lower average of debt outstanding. The weighted average interest rate for debt was 6.9% at March 31, 1997 compared to 7.1% at March 31, 1996. Average debt outstanding decreased to $501 million at March 31, 1997 from $518 million at March 31, 1996.

Excluding special items, the effective tax rate for income taxes was 35.0% for the first quarter 1997 compared to 35.3% for the first quarter 1996.


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

Cash provided by operating activities, which is the Company's primary source of liquidity, was $78.7 million for the first quarter of 1997 compared to $44.3 million for the prior year, and was used primarily to pay for capital expenditures and dividends.

The Company's most significant investing activity for the first quarter of 1997 continued to be capital expenditures. Capital expenditures were $46.6 million, up $22.8 million from the first quarter of 1996. The increase was primarily the result of CBT's requirement to maintain network demand from its strong growth in access lines and MATRIXX's expansion of facilities to meet the requirements of new business. The Company anticipates 1997 capital expenditures to be approximately $215 million including $120 million for the needs of CBT.

Accounts payables and accrued liabilities decreased $22.5 million from December 31, 1996 primarily from employee-related liabilities accrued at December 31, 1996. Accrued taxes increased $12.0 million primarily from higher federal income tax accruals partially offset by property tax payments at CBT. Other long-term liabilities decreased $24.4 million including the $15 million of pension settlement gains which reduced the long-term pension liabilities.

In March 1997, Standard & Poor's upgraded its rating on the Company's senior unsecured debt and the corporate credit rating to A from A-. The commercial paper rating was also upgraded to A-1. Standard & Poor's stated that the upgrade reflects the Company's demonstrated ability to produce sustained improvement in its diversified non-CBT operations. The improvements, coupled with a modest reduction in total debt, have led to stronger interest coverage measures. Furthermore, CBT's AA- senior unsecured debt and corporate credit ratings were affirmed. Standard & Poor's said that CBT continues to post solid results and should benefit from prospective changes in regulatory treatment in Ohio.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REGULATORY MATTERS AND COMPETITIVE TRENDS

As previously reported, legislative and regulatory initiatives will have an impact on CBT and other incumbent local exchange carriers (LECs). The ultimate impact will not be known until the initiatives are fully implemented and pending judicial appeals are resolved. In addition, the impact of the initiatives will be affected to the extent relief sought by LECs seeking equitable treatment in the new competitive environment is granted. The basic thrust of the initiatives is to encourage the development of local competition in the telecommunications industry by removing barriers to entry and creating pricing rules for the resale and unbundling of incumbent LEC services. CBT believes the rules adopted to date extend unwarranted advantages to new entrants that are beyond the requirements of the Telecommunications Act of 1996 (the Act).

FEDERAL - The Act requires LECs to make their telecommunications network available to new entrants through interconnection arrangements at cost-based rates which CBT believes do not reflect the true cost of providing the network to competitors. The Act requires the Federal Communications Commission (FCC) and state regulatory agencies to implement necessary rules which will remove the perceived barriers to competitive entry.

Specifically, the Act requires the FCC to initiate numerous rulemaking proceedings to implement the Act's provisions. Two of these proceedings, coupled with the FCC's desire to reform interstate access charges, are necessary in order to establish a competitive market: interconnection, universal service and access reform. The Act also requires LECs to offer to other telecommunications carriers, at wholesale rates, any retail telecommunications service offered by the LEC to end-users who are not telecommunications carriers. The FCC has determined that the wholesale rates are to be based on the LECs retail rates, less the retail costs that are avoidable by the LEC. The FCC believes that the avoidable costs are 17-25% of the retail rate, while CBT has determined its net avoidable cost to be approximately 10%.

On August 8, 1996, the FCC issued its order on interconnection, the first of three significant rulings that will determine the ground rules for local exchange competition. CBT and several other LECs have sought review of this order by the United States Court of Appeals on the grounds that the order is inconsistent with the requirements of the Act. On October 15, 1996, the United States Court of Appeals for the Eighth Circuit stayed the effectiveness of the August 8 order for establishing pricing standards and certain other provisions. While the stay remains in place today pending a final ruling of the Court, CBT is required to enter into interconnection agreements with new entrants.

In November 1996, a federal and state joint board made a recommendation to the FCC that a universal service fund of $2.25 billion for educational needs be established. The board did not, however, make a recommendation concerning how the educational need would be funded and did not address the traditional universal service funding for high cost serving areas and low income telephone subscribers. The FCC adopted orders for access reform and universal service on May 7, 1997.

If the FCC's order on interconnection were implemented as written, and if CBT were unable to obtain relief from certain requirements or to replace its lost revenues, the result could have a material adverse impact on its revenues and earnings. The material impact would result from the elimination of certain revenues designed to subsidize residential telephone service, and the increased costs to develop or modify systems to allow number portability and interconnection. CBT also believes that implementation of the FCC order would enhance the position of its competitors, which would have an additional adverse impact on CBT's revenues and earnings from operations within its territory.

OHIO - The Public Utility Commission of Ohio (PUCO) adopted a final set of local service guidelines in February 1997 that largely mirror the requirements of the Act and the FCC regulations discussed above. In April 1997, CBT and two other LECs filed appeals with the Ohio Supreme Court challenging the legality of certain of the PUCO's guidelines including many of the same issues that are pending before the Eighth Circuit Court.

The Company believes that CBT will face increased competition under the PUCO's local guidelines which may have a material adverse effect on its operating results. The PUCO has granted operating certificates to seven entities which will allow them to provide local exchange service in CBT's operating territory. In addition, nineteen

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

other entities have been granted similar certificates to provide basic service in Ohio and under the PUCO's guidelines could expand their service offerings to CBT's territory relatively soon. Ten entities have requested interconnection arrangements with CBT to date. CBT has negotiated interconnection agreements with two wireless carriers. Two of the requesting companies have pursued an arbitration decision from the PUCO since mutually acceptable agreements could not be resolved. The PUCO is required to render their arbitration decisions during June 1997.

On February 5, 1997, CBT filed an application with the PUCO seeking approval of a new alternative regulation plan to supersede the existing plan which expired on May 5, 1997. The purpose of the filing is to provide CBT with marketing and pricing flexibility in order to be a viable competitor in the quickly changing local competition market. In addition, the plan provides for a realignment of costs and rates by reducing business rates and increasing residence rates in a revenue neutral manner. The application was accepted by the PUCO on March 26, 1997 which means the PUCO's statutory obligation is to render a decision by November 8, 1997.

On April 21, 1997, CBT filed a petition with the PUCO seeking consolidation of its request to suspend/modify certain of the local competition requirements imposed by the FCC and the PUCO with its pending alternative regulation plan. This filing was necessitated by the interrelationship of all the local competition requirements and will result in a more orderly implementation of those requirements. The Act allows LECs serving fewer than two percent of the nation's access lines to seek suspension or modification of the Act's local competition provisions by filing a petition with their state regulatory agency. CBT originally filed its petition with the PUCO on December 9, 1996. CBT filed a similar request in Kentucky on May 9, 1997.

On April 23, 1997, CBT announced that it was withdrawing its 1995 Ohio Supreme Court appeal of the PUCO decision granting Time Warner Communications of Ohio L.P. authority to provide local telephone service. In addition, CBT also filed a notice with the PUCO that it would withdraw all motions to intervene related to all other certification cases.

KENTUCKY - On April 11, 1997, the Kentucky Public Service Commission (PSCK) issued a procedural order dealing with universal service and funding. The purpose of the order is to establish procedural dates concluding with a formal hearing to begin on July 28, 1997. Originally, the PSCK had indicated that universal service would be dealt with in an informal workshop process.

EFFECTS OF REGULATORY ACCOUNTING
CBT presently gives accounting recognition to the actions of regulators where appropriate as prescribed by SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Criteria that would give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts CBT's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. At the present time, CBT believes that, based on its current competitive and regulatory environment, the application of SFAS 71 remains appropriate. However, competitive, legislative and regulatory uncertainties require CBT to regularly review these criteria. In the event CBT determines that it no longer meets the criteria for following SFAS 71, CBT could recognize an extraordinary non-cash charge of up to $300 million pre-tax. This would include the elimination of regulatory assets and liabilities, and adjusting the carrying amount of telephone plant to the extent it is not recoverable in future revenues. CBT's estimate of the embedded regulatory assets due to the under depreciation of plant assets, as a result of the regulatory process prescribing depreciation lives for regulatory purposes longer than economic lives, is approximately $170 million. Asset lives used for future depreciation expense would likely be shorter than those approved by regulators.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OUTLOOK

TELECOMMUNICATIONS SERVICES - CBT will continue to develop new products and services and market them using its communications expertise, experience and its knowledge of its customers. It plans to pursue co-branding and alliances with other providers where appropriate. Recently enacted legislative and regulatory initiatives and developments have encouraged competition by removing past legal barriers. CBT is pursuing legal and regulatory avenues to assure that it is fair to CBT. These initiatives and developments could make it more difficult for CBT to maintain current revenue and profit levels.

CBLD, CBD and CBS face stiff competition in their markets especially from larger companies. In order to assure success, they will continue to offer and develop superior products, services and value. The focus will be on niche markets and opportunities.

INFORMATION SYSTEMS - CBIS provides quality service because of its knowledge of the market, technology, resources and attention to client needs. CBIS continues to rely on significant clients for most of its revenue. CBIS's top three clients, excluding CBT, accounted for 62% of its revenues in the first quarter 1997. CBIS maintains multi-year contracts with its clients but several contracts allow clients to terminate at any time. The loss of one of the top three clients could result in a material reduction in revenues and profits. One client that represents approximately 5% of CBIS's revenues has a contract that expires in May 1997. CBIS and the client are in discussions concerning a contract extension; however, the client may decide to terminate the contract at its current expiration date. CBIS believes that its ability to maintain a leadership position in the technological development of billing systems will be critical to its future.

TELESERVICES - MATRIXX believes that its service quality, marketing skills, expansion of product offerings and facilities, and strategic acquisitions, will continue to provide strong growth. However, the marketplace is becoming very competitive. A decline in general pricing for services in the industry could have a material adverse impact on MATRIXX. Also, MATRIXX's top three clients account for 41% of its revenues. Loss of any significant contracts would have an adverse affect on its revenues and profits. MATRIXX must continue to win new contracts and retain business with existing clients in order to maintain its continued success.

The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000. An internal study is currently under way to determine the full scope and related costs to ensure that the Company's systems continue to meet its internal needs and those of its customers. The Company has begun to incur expenses for this change. These expenses may be significant and may continue through the year 1999.

The Company continues to review opportunities for acquisitions and divestitures for all its businesses to enhance shareowner value.

Form 10-Q Part II                                           Cincinnati Bell Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders of the Company held on April 28, 1997, the shareholders elected four directors, approved a long-term incentive plan, approved a stock option plan for non-employee directors, amended the amended articles of incorporation to increase the authorized number of common shares, and ratified the Company's independent accountants.

John F. Barrett was elected as a director with 55,188,509 common shares voting for election and 3,835,235 common shares voting against election. Charles S. Mechem, Jr. was elected as a director with 55,186,906 common shares voting for election and 3,836,838 common shares voting against election. James F. Orr was elected as a director with 55,214,635 common shares voting for election and 3,809,109 common shares voting against election. David B. Sharrock was elected as a director with 55,173,467 common shares voting for election and 3,850,277 common shares voting against election.

The Company's 1997 Long-Term Incentive Plan was approved with 38,090,037 common shares voting for approval and 16,834,409 common shares voting against approval. The Company's 1997 Stock Option Plan for Non-Employee Directors was approved with 41,902,154 common shares voting for approval and 10,906,063 common shares voting against approval.

Article FOURTH of the Amended Articles of Incorporation was amended to increase the Company's authorized number of common shares with 54,793,888 common shares voting for amendment and 2,982,945 common shares voting against amendment.

Coopers & Lybrand L.L.P. was ratified as the Company's independent accountants with 57,497,059 common shares voting for ratification and 601,656 common shares voting against ratification.

All above references to number of shares voted have not been restated to reflect the share split on May 2, 1997.


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






                                       Cincinnati Bell Inc.






Date:  May 14, 1997                   /s/ Brian C. Henry
                                      -------------------------------
                                      Brian C. Henry
                                      Executive Vice President and
                                      Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549




                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

                  for the quarterly period ended March 31, 1997




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