Form 10-Q
period 1997-06-30
CINCINNATI BELL INC /OH/
filed 1997-08-08
CIK 716133

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               Form 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1997

                                   OR

       / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to            .


                     Commission File Number 1-8519



                          CINCINNATI BELL INC.



            Incorporated under the laws of the State of Ohio

             201 East Fourth Street, Cincinnati, Ohio 45202

            I.R.S. Employer Identification Number 31-1056105

                   Telephone - Area Code 513 397-9900



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/. No / /.

          At July 31, 1997, 135,902,231 Common Shares were outstanding.

                     PART I - FINANCIAL INFORMATION


        CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
            (Millions of Dollars, Except Per Share Amounts)
                              (Unaudited)


                                                                Three Months                   Six Months
                                                              Ended June 30,                 Ended June 30,
                                                           ---------------------         ----------------------
                                                             1997           1996           1997           1996
                                                           --------       --------       --------       --------
Revenues                                                   $  433.1       $  376.0       $  862.6       $  738.1
                                                           --------       --------       --------       --------
Costs and Expenses
 Cost of providing services and products sold                 240.6          201.8          476.6          389.7
 Selling, general and administrative                           65.3           62.8          136.1          128.0
 Depreciation and amortization                                 45.6           42.4           89.8           84.3
 Special charges (credits)                                     (6.0)          (5.5)         (21.0)         (11.0)
                                                           --------       --------       --------       --------
 Total Costs and Expenses                                     345.5          301.5          681.5          591.0
                                                           --------       --------       --------       --------

Operating Income                                               87.6           74.5          181.1          147.1

Other Income (Expense), Net                                     4.9            3.0            8.3            4.5
Interest Expense                                                9.1            8.4           17.7           18.0
                                                           --------       --------       --------       --------
Income Before Income Taxes                                     83.4           69.1          171.7          133.6

Income Taxes                                                   29.2           24.3           60.3           47.1
                                                           --------       --------       --------       --------
Net Income                                                 $   54.2       $   44.8       $  111.4       $   86.5
                                                           --------       --------       --------       --------
                                                           --------       --------       --------       --------
Earnings Per Common Share                                  $    .39       $    .32       $    .81       $    .63
                                                           --------       --------       --------       --------
                                                           --------       --------       --------       --------
Dividends Declared Per Common Share                        $    .10       $    .10       $    .20       $    .20
                                                           --------       --------       --------       --------
                                                           --------       --------       --------       --------

Average Common Shares Outstanding Including
 Equivalents (000)                                            137.6          137.9          137.6          137.0

Retained Earnings
 Beginning of Period                                       $  332.7       $  185.3       $  288.5       $  157.1
 Net Income                                                    54.2           44.8          111.4           86.5
 Common Dividends Declared                                    (13.6)         (13.5)         (27.2)         (27.0)
 Other                                                          0.2            -              0.8            -
                                                           --------       --------       --------       --------
End of Period                                              $  373.5       $  216.6       $  373.5       $  216.6
                                                           --------       --------       --------       --------
                                                           --------       --------       --------       --------

See Notes to Financial Statements.

                         CONSOLIDATED BALANCE SHEETS
                            (Millions of Dollars)

                                                        (Unaudited)
                                                          June 30,      December 31,
                                                            1997             1996
                                                        ------------    ------------
ASSETS
Current Assets
 Cash and cash equivalents                              $      9.2     $      2.0
 Receivables, less allowances of $12.3 and $11.7             333.8          315.0
 Material and supplies                                        16.4           17.3
 Deferred income taxes                                        14.6           15.4
 Prepaid expenses and other current assets                    46.5           40.9
                                                         ---------      ---------
   Total current assets                                      420.5          390.6

Property, plant and equipment - net                        1,012.8          985.8
Goodwill and other intangibles                               207.5          205.1
Investments in unconsolidated entities                        67.7           61.3
Deferred charges and other assets                             28.1           28.1
                                                         ---------      ---------
Total Assets                                            $  1,736.6     $   1,670.9
                                                         ---------      ---------
                                                         ---------      ---------

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
 Debt maturing in one year                              $    233.4     $    224.2
 Accounts payable and accrued liabilities                    183.8          176.2
 Accrued taxes                                                36.0           37.9
 Advance billing and customers' deposits                      36.6           39.8
 Other current liabilities                                    31.9           34.2
                                                         ---------      ---------
   Total current liabilities                                 521.7          512.3

Long-term debt                                               274.3          279.5
Deferred income taxes                                        118.6          119.6
Other long-term liabilities                                   90.6          125.1
                                                         ---------      ---------
   Total liabilities                                       1,005.2        1,036.5
                                                         ---------      ---------
Shareowners' Equity
 Common shares-$1 par value; 480,000,000
 shares authorized                                           135.9          135.1
 Additional paid-in capital                                  225.7          213.1
 Retained earnings                                           373.5          288.5
 Currency translation adjustments                             (3.7)          (2.3)
                                                         ---------      ---------
   Total shareowners' equity                                 731.4          634.4
                                                         ---------      ---------
Total Liabilities and Shareowners' Equity               $  1,736.6     $  1,670.9
                                                         ---------      ---------
                                                         ---------      ---------


See Notes to Financial Statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Millions of Dollars)
                                 (Unaudited)


                                                                Six Months
                                                               Ended June 30,
                                                          ----------------------
                                                             1997           1996
                                                          ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $  111.4        $  86.5
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                 89.8           84.3
 Special charges (credits)                                    (21.0)         (11.0)
 Provision for loss on receivables                              6.5            3.3
 Other, net                                                    (8.5)          (2.4)
Changes in assets and liabilities net of effects
  from acquisitions and disposals:
 Increase in receivables                                      (23.4)         (18.8)
 Increase in other current assets                              (4.2)          (3.0)
 (Decrease) increase in accounts payable and
  accrued liabilities                                           8.0          (18.3)
 (Decrease) increase in other current liabilities               4.6          (33.2)
 Increase (decrease) in deferred income taxes
 and unamortized
 investment tax credits                                        (1.0)           5.0
 Decrease in other assets and liabilities-net                 (15.3)          (1.2)
                                                          ---------       --------
   Net cash provided by operating activities                  146.9           91.2
                                                          ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures-telephone plant                         (76.1)         (39.8)
 Capital expenditures-other                                   (46.1)         (23.7)
 Acquisitions, net of cash acquired                            (1.1)         (12.6)
 Disposition of assets                                          -             12.7
 Other, net                                                     1.5           (4.2)
                                                          ---------       --------
   Net cash used in investing activities                     (121.8)         (67.6)
                                                          ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in short-term debt                                6.7            1.8
 Repayment of long-term debt                                   (4.4)          (4.9)
 Issuance of common shares                                      6.9           13.3
 Dividends paid                                               (27.1)         (26.7)
                                                          ---------       --------
   Net cash provided by (used in) financing
    activities                                                (17.9)         (16.5)
                                                          ---------       --------
Net increase in cash and cash equivalents                       7.2            7.1

Cash and cash equivalents at beginning of period                2.0            2.9
                                                          ---------       --------
Cash and cash equivalents at end of period                  $   9.2        $  10.0
                                                          ---------       --------
                                                          ---------       --------
Cash paid for:
  Interest (net of amount capitalized)                      $  17.3        $  16.5
  Income taxes                                              $  46.4        $  49.2


See Notes to Financial Statements.

                           NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


(1) BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Cincinnati Bell Inc. and its wholly owned subsidiaries (the Company). The Company is a diversified communications company with principal businesses in three industry segments. The information systems segment, Cincinnati Bell Information Systems Inc. (CBIS), provides and manages customer care and billing solutions for the communications and cable TV industries. The teleservices segment, MATRIXX Marketing Inc. (MATRIXX), provides a full range of outsourced marketing solutions to large corporations. The communications services segment, consisting of Cincinnati Bell Telephone Company (CBT), Cincinnati Bell Long Distance Inc. (CBLD), Cincinnati Bell Directory Inc. (CBD) and Cincinnati Bell Supply Company (CBS), provides local telephone exchange services and products in Greater Cincinnati, the resale of long distance services, yellow pages, directory services and telecommunications equipment. Previously, the financial information of CBLD, CBD and CBS had been included in a separate category. The change will better reflect the Company's telephony businesses and will have no effect on the financial results. All prior period amounts have been reclassified to conform with the new presentation.

     The consolidated financial statements of Cincinnati Bell Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Note (2). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K and the current year's previously issued Form 10-Q.

(2) STATUS OF 1995 BUSINESS RESTRUCTURING LIABILITY - In 1995, the Company initiated a restructuring plan resulting in the need for fewer people to operate the businesses of CBT and CBI. Over 1,300 employees accepted the early retirement offer and left the Company during 1995, 1996 and the first quarter 1997. For the three and six months ended June 30, 1997, the Company recorded $6.0 million and $21.0 million, respectively, of non-cash settlement gains resulting from lump-sum pension distributions to employees retiring under the offer. For the three and six months ended June 30, 1996, the Company recorded $5.5 million and $11.0 million, respectively, of non-cash settlement gains. Cash expenditures of $.8 million during the quarter reduced the restructuring liability to $5.9 million at June 30, 1997. Management believes that the balance is adequate to complete the restructuring plan.

(3) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:

                                     Three Months                Six Months
                                    Ended June 30,              Ended June 30,
                                  -------------------        --------------------
Millions of Dollars                 1997        1996           1997        1996
-------------------               --------    -------        --------    --------
 Revenues                         $  165.9    $  161.9       $  326.7    $  320.7

 Costs and Expenses                  129.6       124.1          246.9       244.5
                                   -------    --------       --------    --------

 Operating Income                 $   36.3    $   37.8       $   79.8    $   76.2

 Net Income                       $   21.8    $   22.7       $   47.0    $   44.7

                           NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


     Results for the three and six months of 1997 include $6.0 million and $21.0 million, respectively, of pension settlement gains which increased net income by $3.8 million and $13.4 million, respectively. Results for three and six months 1996 include $5.5 million and $11.0 million, respectively, of pension settlement gains which increased net income by $3.5 million and $7.0 million, respectively.

     Effective January 1, 1997 a new services contract between CBT and CBD was executed in response to the Telecommunications Act of 1996. For the three and six months of 1997, the new contract reduced CBT revenues by approximately $3.2 million and $6.7 million, respectively, and increased CBT expenses by $1.1 million and $2.3 million, respectively, over 1996 amounts.

                                                     June 30,     December 31,
     Millions of Dollars                               1997           1996
     -------------------                             --------     ------------
     Current Assets                                  $  147.0       $  135.6
     Telephone Plant-Net                                870.9          855.2
     Other Noncurrent Assets                             22.1           14.7
                                                     --------       --------
     Total Assets                                    $1,040.0       $1,005.5
                                                     --------       --------
                                                     --------       --------

     Current Liabilities                             $  209.2       $  154.3
     Noncurrent Liabilities                             170.4          179.1
     Long-Term Debt                                     219.0          221.5
     Shareowner's Equity                                441.4          450.6
                                                     --------       --------
     Total Liabilities and Shareowner's Equity       $1,040.0       $1,005.5
                                                     --------       --------
                                                     --------       --------

 (4) AT&T RELATIONSHIP - Each of the Company's major subsidiaries derives significant revenues from AT&T and its affiliates (AT&T) by providing network services, customer care and billing systems and teleservices. Revenues from AT&T, including network access revenues, were 24% of the Company's consolidated revenues for the six months ended June 30, 1997 and 1996.

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

(5) CONTINGENCIES - The Company's partner in a cellular partnership sued the Company in November 1996. After the Company was the successful bidder for a personal communications services (PCS) license, the partnership's general partner amended its lawsuit to seek a declaratory judgment that the Company had withdrawn from the partnership. The Company believes that none of its actions conflicts with its partnership interest and that it continues to be a limited partner in good standing in the partnership.
     The matter is before the Delaware Chancery Court. The Company's investment at June 30, 1997 was $59.6 million. The future rights to the earnings of the partnership and the ability of the Company to realize the market value of its investment are uncertain.

     The Company is from time to time subject to routine complaints incidental to the business. The Company believes that the results of any complaints and proceedings will not have a materially adverse effect on the Company's financial condition.

                           NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


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

     On June 30, 1997, the FASB issued two new standards, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both SFASs are effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting income and its components in a full set of general-purpose financial statements. It does not change the computation or presentation of net income. SFAS No. 131 establishes the way entities report information about operating segments in annual financial statements and requires the entities to report selected information about operating segments in their interim financial reports to shareowners. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers.

(7) COMMON SHARE PURCHASE RIGHTS PLAN - In the first quarter 1997, the Company's Board of Directors adopted a Share Purchase Rights Plan by granting a dividend of one preferred share purchase right for each outstanding common share to shareowners of record at the close of business on May 2, 1997. Under certain conditions, each right entitles the holder to purchase one-hundredth of a Series A Preferred Share. The rights cannot be exercised or transferred apart from common shares, unless a person or group acquires 15% or more of the Company's outstanding common shares. The rights will expire May 2, 2007, if they have not been redeemed.

(8) COMMON SHARES - On February 3, 1997, the Company's Board of Directors approved a two-for-one split of the Company's common shares, payable to shareowners of record May 2, 1997. On April 28, 1997, the Company's shareowners approved an amendment to the articles of incorporation to increase the authorized number of common shares from 240 million to 480 million. These events did not affect the total dollar amount of common shareowners' equity. All references to the number of common shares, per share amounts and authorized common shares have been retroactively restated to give effect to these changes.

                           NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


 (9) BUSINESS SEGMENT INFORMATION - The Company operates primarily in three industry segments, Communications Services, Information Systems, and Teleservices. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets used in the operations of the segment. The Company's business segment information is as follows:


                                                            Three Months                Six Months
                                                            Ended June 30,              Ended June 30,
                                                       -----------------------       -----------------------
 Millions of Dollars                                     1997           1996           1997           1996
 -------------------                                   --------       --------       --------       --------
  REVENUES
    Communications Services                            $  207.1       $  195.0       $  407.0       $  384.4
    Information Systems                                   134.0          114.5          264.5          221.4
    Teleservices                                          111.2           80.0          226.4          157.4
    Intersegment                                          (19.2)         (13.5)         (35.3)         (25.1)
                                                       --------       --------       --------       --------
                                                       $  433.1       $  376.0       $  862.6       $  738.1
                                                       --------       --------       --------       --------
                                                       --------       --------       --------       --------
 INTERSEGMENT REVENUES
    Communications Services                            $    5.6       $     .7       $    8.1         $  1.8
    Information Systems                                    11.8           11.5           24.0           21.3
    Teleservices                                            1.8            1.3            3.2            2.0
                                                       --------       --------       --------       --------
                                                       $   19.2       $   13.5       $   35.3       $   25.1
                                                       --------       --------       --------       --------
                                                       --------       --------       --------       --------
 OPERATING INCOME
 As Reported
    Communications Services                            $   49.6       $   46.7       $  106.7       $   92.7
    Information Systems                                    25.5           18.8           48.2           36.3
    Teleservices                                           12.6            9.6           27.2           19.2
    Corporate and Eliminations                              (.1)           (.6)          (1.0)          (1.1)
                                                       --------       --------       --------       --------
                                                       $   87.6       $   74.5       $  181.1       $  147.1
                                                       --------       --------       --------       --------
                                                       --------       --------       --------       --------
 OPERATING INCOME
 Excluding Special Items
    Communications Services                            $   43.6       $   41.2       $   85.7       $   81.7
    Information Systems                                    25.5           18.8           48.2           36.3
    Teleservices                                           12.6            9.6           27.2           19.2
    Corporate and Eliminations                              (.1)           (.6)          (1.0)          (1.1)
                                                       --------       --------       --------       --------
                                                       $   81.6       $   69.0       $  160.1       $  136.1
                                                       --------       --------       --------       --------
                                                       --------       --------       --------       --------
 ASSETS
    Communications Services                                                          $1,100.7       $1,030.8
    Information Systems                                                                 267.8          251.2
    Teleservices                                                                        268.7          261.1
    Corporate and Eliminations                                                           99.4           49.3
                                                                                     ---------       --------
                                                                                     $1,736.6       $1,592.4
                                                                                     ---------       --------
                                                                                     ---------       --------
 CAPITAL ADDITIONS (including acquisitions)
    Communications Services                            $   53.6       $   26.8       $   89.2       $   44.8
    Information Systems                                     6.8            7.2            9.9           14.5
    Teleservices                                           11.6            8.6           17.0           12.0
    Corporate                                               5.1             .2            5.1             .2
                                                       --------       --------       --------       --------
                                                       $   77.1       $   42.8       $  121.2       $   71.5
                                                       --------       --------       --------       --------
                                                       --------       --------       --------       --------
 DEPRECIATION AND AMORTIZATION
    Communications Services                            $   30.9       $   29.9       $   61.2       $   59.4
    Information Systems                                     8.0            7.9           15.7           15.9
    Teleservices                                            6.6            4.6           12.7            8.8
    Corporate                                                .1            -               .2             .2
                                                       --------       --------       --------       --------
                                                       $   45.6       $   42.4       $   89.8       $   84.3
                                                       --------       --------       --------       --------
                                                       --------       --------       --------       --------

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information included in this quarterly report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences, include but are not limited to, those discussed herein, and in the first quarter Form 10-Q and the Form 10-K for the year ended December 31, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and segment data. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW

Revenues were $433.1 million and $862.6 million for the second quarter and the first six months in 1997, up 15% and 17% respectively, from $376.0 million and $738.1 million for the same periods in 1996. The customer-care businesses CBIS and MATRIXX produced over 80% of the three month and six month revenue increase.

Costs and expenses were $345.5 million and $681.5 million for the second quarter and first six months in 1997, up 15% for both periods, from $301.5 million and $591.0 million for the same periods in 1996. Included in the costs and expenses for both years were special items for settlement gains from lump sum pension distributions paid to employees retiring under the early retirement offer. The settlement gain reduced costs and expenses $6.0 million and $21.0 million for the three and six months in 1997 and $5.5 million and $11.0 million for the three and six months in 1996.

Operating income was $87.6 million and $181.1 million for the second quarter and first six months in 1997, up 18% and 23%, respectively, from $74.5 million and $147.1 million for the same periods in 1996. Excluding the special items, operating income was $81.6 million and $160.1 million, up 18% for both periods. Each of the Company's three segments improved its operating income in the three and six month periods.

Net Income in 1997 was $54.2 million or $.39 per common share for the second quarter and $111.4 million or $.81 per common share for the first six months. Excluding special items, net income was $50.3 million or $.37 per common share and $98.0 million or $ .71 per common share for the second quarter and six months.

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNICATIONS SERVICES

The Company enhanced the presentation of its financial results by replacing the Telephone Operations segment with the Communications Services segment in 1997. The Communications Services segment includes CBT, CBLD, CBD and CBS. The change had no effect on the Company's financial results and all prior period amounts have been reclassified to conform with the new presentation.



                                       Three Months Ended June 30,                           Six Months Ended June 30,
                                   -----------------------------------------          --------------------------------------
($  Millions)                        1997        1996         Change       %            1997           1996    Change     %
                                   ------       ------        ------      --          --------       --------  ------     --
Revenues
 Local service                     $  95.8      $  92.3       $  3.5        4         $  190.7       $  182.8   $  7.9     4
 Network access                       43.2         40.1          3.1        8             83.7           78.9      4.8     6
 Other services                       68.1         62.6          5.5        9            132.6          122.7      9.9     8
                                   -------       ------       ------                    ------         ------    -----
   Total                             207.1        195.0         12.1        6            407.0          384.4     22.6     6

Costs and expenses                   163.5        153.8          9.7        6            321.3          302.7     18.6     6
Special items                         (6.0)        (5.5)         (.5)      (9)           (21.0)         (11.0)   (10.0)  (91)
                                   -------       ------       ------                    ------         ------    -----
   Total                             157.5        148.3          9.2        6            300.3          291.7      8.6     3

Operating income                   $  49.6      $  46.7       $  2.9        6         $  106.7        $  92.7   $ 14.0    15

Excluding special items:
  Operating income                 $  43.6      $  41.2       $  2.4        6         $   85.7        $  81.7   $  4.0     5
  Operating margin                    21.1%        21.1%                                  21.1%          21.3%

Access lines (In thousands)                                                                984            939       45     5
Minutes of Use (In millions)           989          925           64        7            1,985          1,841      144     8



Local service revenues increased $3.5 million and $7.9 million for the three and six months 1997, respectively, compared to the same periods a year ago.
The increase is primarily from continuing growth in access lines. In the second quarter 1997, CBT modified its definition of access lines to include lines used for certain high-speed switched services. For comparative purposes, access lines were restated for prior periods. The strong business economy, higher installations of second lines and access to on-line computer services increased access lines 5% at the end of June 1997 versus a year ago. Access lines accounted for $3.9 million and $7.8 million of the increase for the three and six month periods. Most of the remaining increase in local service revenues was from increased penetration of enhanced custom calling services. Partially offsetting the increases were decreases in private line and public telephone revenues from reclassifications to other services categories.

Network access revenues increased $3.1 million and $4.8 million, respectively, for the three and six month comparable periods to last year. The increase was principally from the increase in access lines, growth in access minutes of use of 8%, and special access and state access revenues, net of changes in overearnings accruals.

Other services increased $5.5 million for the three months and $9.9 million for the six months because of higher sales at CBLD and CBD.

Costs and expenses increased $9.7 million for the second quarter and $18.6 million for the six months 1997. Expenses for contract labor and consulting fees increased $1.0 million and $4.4 million and other increases for depreciation, right-to-use fees for switching and software purchases, insurance, materials and other costs increased $6.3 million and $11.0 million. These expenses were offset by lower benefit costs, gross receipts taxes and property taxes at CBT. Substantially all the remaining increases were due to direct costs from higher sales at CBLD and CBD.

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The special items for the three and six month periods in both years were for pension settlement gains recorded as lump-sum pension distributions paid to employees retiring under the early retirement offer.


INFORMATION SYSTEMS


                                         Three Months Ended June 30,                Six Months Ended June 30,
                                     ----------------------------------       ------------------------------------
($  Millions)                          1997        1996     Change    %          1997         1996     Change    %
                                     --------      ------   -------- ----       -------      ------    -------  ---
Revenues                             $  134.0      $114.5   $  19.5   17        $ 264.5      $ 221.4    $ 43.1    19

Costs and expenses                      108.5        95.7      12.8   13          216.3        185.1      31.2    17
                                     --------      ------   -------- ----       -------      -------    -------
Operating income                     $   25.5      $ 18.8   $   6.7   36        $  48.2      $  36.3    $ 11.9    33

Operating margin                         19.0%       16.4%                         18.2%        16.4%





Revenues increased $19.5 million during the second quarter and $43.1 million during the six months compared to last year. Data processing revenues increased $13.3 million and $26.0 million from growth in cellular subscribers. Subscriber growth increased 18% for the six months 1997 compared to the six months 1996. Professional services revenues increased $2.2 million and $9.0 million from development work for PCS clients and enhancement requests from existing clients. International revenues increased $4.6 million and $6.8 million as a result of businesses acquired in the last half of 1996.

Costs and expenses increased $12.8 million during the second quarter and $31.2 million during the six months compared to last year. Direct costs of providing services increased $3.3 million and $11.8 million from a higher volume of business and additional costs of companies acquired. Research and development costs increased $8.4 million and $18.9 million from higher development activity in support of the software platform, Precedent 2000, for PCS subscribers. Research and development costs were 15% and 14% of the second quarter and six months revenues in 1997, respectively.



TELESERVICES


                                         Three Months Ended June 30,                Six Months Ended June 30,
                                     ----------------------------------       ------------------------------------
($  Millions)                          1997      1996     Change     %          1997         1996     Change    %
                                     --------    ------   --------  ----       -------      ------    -------  ---

Revenues                             $  111.2    $  80.0    $  31.2   39        $226.4       $ 157.4    $ 69.0   44

Costs and expenses                       98.6       70.4       28.2   40         199.2         138.2      61.0   44
                                     --------    -------    -------  ----       -------      -------    ------   --
Operating income                     $   12.6    $   9.6    $   3.0   31        $ 27.2       $  19.2    $  8.0   42

Operating margin                         11.3%      12.0%                         12.0%         12.2%


Revenues increased $31.2 million and $69.0 million during the second quarter and six months 1997 compared to the same periods last year. Excluding the acquisition of Software Support, Inc. and Scherers Communications, Inc. in the second half of 1996, revenues grew 26% and 31% for the three months and six months ended June 30, 1997. Dedicated services contributed most of the revenue gain, increasing $30.1 million and $62.9 million for the second quarter and six months. Strong sales in the technology and telecommunications industry produced $19.1 million and $42.9 million of the increase with increased business from major clients. Traditional inbound/outbound service revenues were unchanged in the second quarter and were up $4.7 million year-to-date versus a year ago. Some softness in the market and pricing pressure with clients, including AT&T, were contributors to a slight decrease in revenues for inbound services. International revenues increased $1.0 million in the quarter and are up $1.4 million for the six months.

Costs and expenses increased at a slightly higher rate than revenues. Expenses increased $28.2 million for the second quarter and $61.0 million for the six months 1997 compared to the same periods last year, due in large part to higher headcount costs, depreciation associated with new and expanded facilities in Houston, Texas and Salt Lake City, Utah. These growth-related costs, combined with acquisitions and softness in Inbound services revenues and profits, caused the company's operating margin to decline to 11.3% for the quarter and 12.0% for the first half. Operating income increased $3.0 million and $8.0 million for the quarter and year-to-date.




                                 Three Months Ended June 30,                 Six Months Ended June 30,
                            -------------------------------------       --------------------------------------
($  Millions)               1997           1996      Change     %         1997        1996     Change      %
                            ------       ------      ------    --        -------     ------    -------     ---
OTHER INCOME
   (EXPENSE), NET           $   4.9      $   3.0     $  1.9     63       $   8.3     $  4.5    $   3.8     84
INTEREST EXPENSE            $   9.1      $   8.4     $   .7      8       $  17.7     $ 18.0    $   (.3)    (2)
INCOME TAXES                $  29.2      $  24.3     $  4.9     20       $  60.3     $ 47.1    $  13.2     28

The increase in other income (expense), net for the second quarter and six months 1997 was primarily from interest income from an Internal Revenue Service
(IRS) refund and joint venture income, partially offset by expenses associated with the share split.

Interest expense for the second quarter and six months 1997 was comparable to the same periods last year. The weighted average interest rate for debt was 6.9% at June 30, 1997 compared to 7.0% at June 30, 1996. At June 30, 1997 and 1996, average debt outstanding was $502 million and $510 million, respectively.

The effective tax rate for income taxes was 35.1% for both the second quarter and six months 1997 compared to 35.2% for the second quarter and 35.3% for the six months 1996.

FINANCIAL CONDITION

Management believes that the Company has adequate internal and external resources available to finance its on-going operating requirements, including network expansion and modernization, business development and dividend programs. The Company maintains adequate lines of credit with several institutions to provide borrowings as needed for general corporate purposes.

Cash provided by operating activities, which is the Company's primary source of liquidity, was $147 million for the first six months of 1997 compared to $91 million for the first six months of 1996. The increase was due in large part to higher net income combined with higher payables and other liabilities, and the receipt of a $23 million IRS refund for the 1989-1991 audit.

The Company's most significant investing activity for the first six months of 1997 continued to be capital expenditures. Capital expenditures were $123 million, up $60 million from the same period last year. At CBT, upgrades to switching and transmission equipment for high-capacity data lines, internet access and strong access line gains are driving equipment spending to increase network capacity. CBT also purchased a PCS license from the Federal Communications Commission (FCC) for the Cincinnati marketplace. MATRIXX's capital spending increased for the expansion of facilities in Houston and Salt Lake City and the opening of two new call centers in Logan, Utah and Oklahoma City, Oklahoma. Additionally, a payment was made for a corporate airplane that will be used for business purposes. The increases were partially offset by an acquisition that was recorded in 1996 by CBIS. The Company anticipates 1997 capital expenditures to be approximately $230 million including $140 million for the needs of CBT.

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the second quarter 1997, Moody's Investor Service (Moody's) raised its rating on the Company's senior unsecured debt to A2 from A3 and its rating for commercial paper to P-1 from P-2. According to Moody's, the ratings upgrade reflects their expectation that cashflow from the Company's non-regulated operations, CBIS and MATRIXX should continue to generate more predictable and steadily improving cashflow. They also stated that CBT should maintain its solid performance in face of evolving competition; CBIS should achieve a more diversified revenue stream from PCS providers and anticipated growth in cellular subscribers; and MATRIXX should benefit from the continued trend toward the outsourcing of corporate inbound/outbound calling.

ACCOUNTING UNDER SFAS NO. 71

CBT presently gives accounting recognition to the actions of regulators where appropriate as prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 71, the Company records certain assets, liabilities, and depreciation expense because of actions of regulators. This includes the application of estimated useful lives and methods that would not apply to unregulated businesses. Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts CBT's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.

During June, 1997, CBT filed with the FCC to begin price-based regulation, rather than cost-based regulation, for interstate operations effective July 1, 1997. At the present time, CBT believes that, based on its current competitive and regulatory environment, the application of SFAS No. 71 remains appropriate. While accounting under SFAS No. 71 is currently appropriate, it is increasingly likely that CBT will be required to discontinue the application of SFAS No. 71. This could result from events such as the Public Utilities Commission of Ohio's
(PUCO) intention to approve a price cap plan for local service, significant growth in competition, unfavorable receipt of pending arbitration decisions, or other events affecting future rates and cost recovery. In the event that CBT determines it no longer meets the criteria for following SFAS No. 71, the Company could recognize an extraordinary non-cash charge in the range of $300 million. This would include the elimination of the embedded regulatory assets resulting from the under-depreciation of plant assets of approximately $200 million. CBT will continue to monitor closely whether SFAS No. 71 is applicable.

REGULATORY MATTERS AND COMPETITIVE TRENDS

FEDERAL - On August 8, 1996, the FCC issued its order on interconnection, the first of three significant rulings that will determine the ground rules for local exchange competition. CBT and several other LECs sought review of this order by the United States Court of Appeals on the grounds that the order is inconsistent with the requirements of the Telecommunications Act of 1996 (the
Act). On July 18, 1997 the Court of Appeals issued its decision. The court said the FCC rules exceeded the FCC's authority under the Act in several areas. The court rejected the FCC pricing guidelines and the "pick and choose" rule which would have allowed new entrants to select the most favorable provisions of interconnection arrangements. The court also rejected the FCC's claim to review interconnection arrangements between local phone companies and competitors, which have been approved by state commissions. The court affirmed the obligation to let rival companies use the LECs electronic ordering systems and various elements of their network. CBT continues to review the court's decision for its effect on CBT, including on-going negotiations with potential competitors. An appeal of the decision to the United States Supreme Court is anticipated.

On May 7, 1997, the FCC adopted orders on other substantive issues mandated by the Act, including universal service, access reform and price cap productivity factor revisions. The universal service order defines universal service to include Touch-Tone, 911, and other services with a goal to maintain affordable rates for all residential customers. Under the order, non-rural companies like CBT will continue to receive funding from the current universal service fund until January 1, 1999. At that time, they will move to a new high-cost funding mechanism based on the difference of a revenue benchmark and forward-looking economic cost. The mechanisms for determining the revenue benchmark and forward-looking cost have not been determined and will be evaluated more fully by the FCC over the next several months.

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The universal service order also calls for $2.25 billion annually to be available for discounts to schools and libraries and an additional fund of $400 million for health care providers. All telecommunications carriers, including wireless providers, will contribute to the schools' and libraries' fund based on total retail revenue (both interstate and intrastate), while funding for the high-cost fund for universal service will be based on interstate and international retail revenue. While all interested parties may file a legal challenge of the order by August 18, 1997, a number of appeals have already been filed.

In addition, on May 7, 1997, the FCC also adopted rules related to access charges applicable to the long distance interstate market. The access charge rules reform the current rate structure applicable to the long-distance market and remove implicit rate subsidies by establishing a process whereby cost-based rates are achieved. From 1998 through 2000, current access charge rate levels, containing implicit subsidies, are gradually reduced to cost-based levels.
Part of the lost revenues currently derived from access charges will be recovered through increases to non-primary access lines of residence customers and multiline business customers up to a pre-established rate cap amount. In addition, portions of the current minutes-of-use rates will be transitioned to a flat-rate charge billed to the long-distance carrier. While interested parties have until August 1997 to pursue a legal challenge of the order, a number of parties have already filed appeals. The United States Court of Appeals for the Eighth Circuit will hear the legal arguments at a date yet to be determined.

On June 16, 1997, CBT filed with the FCC a request to have interstate access charges determined under a price cap methodology effective July 1, 1997. This means CBT's prices will be regulated, rather than its earnings. Prices will be capped or indexed annually based on the difference of inflation, as measured by the GDP-PI, a 6.5% productivity offset and exogenous cost adjustments. The FCC also retained a low-end earnings backstop that allows carriers earning less than a 10.25% rate of return to adjust their indices to reflect the 10.25% level. The election of price caps will better enable CBT to meet the challenges being faced in the new competitive environment.

OHIO - The Company believes that CBT will face increased competition under the PUCO's local service guidelines beginning in the fourth quarter of this year. The ultimate impact of the increased competition will depend upon court rulings, and how the PUCO addresses CBT's suspension request and the outcome of the alternative regulation proceeding. A number of entities have requested interconnection arrangements with CBT to date. Interconnection agreements with two wireless carriers have been submitted to the PUCO for approval, and two other agreements are pending arbitration decisions since all terms could not be resolved through negotiations. Arbitration issues include discount rates for the resale of service. The PUCO is expected to render its arbitration decision in the near term.

On February 5, 1997, CBT filed an application with the PUCO seeking approval of a new alternative regulation plan called "Commitment 2000" to supersede an existing plan which has since expired in May 1997. The PUCO issued an order that all rates, terms and conditions of that existing plan will continue until a decision is made. The Commitment 2000 plan proposes marketing and pricing flexibility which will enable CBT to be more responsive in the quickly changing local competition market. In addition, the plan provides for a realignment of rates by reducing business rates and increasing residence rates in a revenue neutral manner. The PUCO's statutory obligation is to render a decision regarding Commitment 2000 no later than November 1997.

KENTUCKY - On May 9, 1997, CBT filed a petition with the Public Service Commission of Kentucky (PSCK) for suspension and modification of certain requirements of local competition mandated by the FCC. In addition, CBT indicated in its petition that it intends to file with the PSCK, no later than during the fourth quarter, an application for alternative regulation treatment similar to the request pending before the PUCO. The PSCK has indicated that it intends to address the May 9 suspension request in a separate docket.

CBT has received a notice from the PSCK that a management audit will be conducted beginning in the first quarter of 1998. The PSCK is required to periodically conduct management audits of the largest regulated entities under its jurisdiction.

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS OUTLOOK
COMMUNICATIONS SERVICES - CBT will continue to develop new products and services in an effort to broaden the services it can offer to its customers. During the second quarter, the Company purchased a PCS license from the FCC for the Cincinnati marketplace. CBT has not yet decided to build-out this license. Further, the Company is pursuing co-branding and alliances with other providers where appropriate. These actions, if undertaken, could cause expenses to increase in advance of corresponding revenues.

Competition in the local exchange business is increasing, due to legislative and regulatory initiatives, and new technologies. CBT continues to develop new service offerings to offset future competitive loss, and is working to assure implementation of rules to assure fair competition. Nevertheless, these initiatives and developments could make it more difficult for CBT to maintain current revenue and profit levels. Further, CBT is also awaiting the outcome of a PUCO decision for CBT's Commitment 2000 plan proposal. Approval of the plan will allow CBT to be more responsive to competition in the local market.

CBT's triennial depreciation represcription with regulators from the FCC, the PUCO and the PSCK was held in May 1997. As a result of the meeting, a tentative agreement was reached that will likely increase depreciation expense by more than $8 million in 1997. The increase will not occur until the final orders are received from the FCC, the PUCO and the PSCK in the last half of 1997. This increase will have no material impact on the Company's depreciation for the current period if the Company discontinues SFAS No. 71.

CBT continues to closely monitor the applicability of SFAS No. 71. While accounting under SFAS No. 71 is currently appropriate, it is increasingly likely that CBT will be required to discontinue the application of SFAS No. 71.

CBLD, CBD and CBS face stiff competition in their markets especially from larger companies. In order to assure success, they will continue to offer and develop superior products, services and value. The focus will be on niche markets and opportunities.

INFORMATION SYSTEMS - CBIS provides quality service because of its knowledge of the market, technology, resources and attention to client needs. CBIS continues to rely on significant clients for most of its revenue. CBIS's top three clients, excluding CBT, accounted for 63% of its revenues in the first six months of 1997. CBIS maintains multi-year contracts with its clients but several contracts allow clients to terminate at any time. The loss of one of the top three clients could result in a material reduction in revenues and profits. One client that represents approximately 5% of CBIS's revenues has a contract that expired in May 1997. CBIS and the client have continued the relationship based on a memorandum of understanding while discussions continue toward a formal contract extension. CBIS believes that its ability to maintain a leadership position in the technological development of billing systems will be critical to its future.

TELESERVICES - MATRIXX believes that its service quality, marketing skills, expansion of product offerings and facilities, and strategic acquisitions, will continue to provide strong growth. However, the marketplace is becoming very competitive. Comparisons with the first quarter 1997 reflect some softness in the marketing programs of some large clients, including AT&T. The outlook for the second half of 1997 is for continued revenues and earnings growth but somewhat less than in the first half of the year. MATRIXX's top three clients accounted for 39% of its first half revenues. Loss of any significant contracts would have an adverse effect on its revenues and profits. MATRIXX must continue to win new contracts and retain business with existing clients to maintain its success.

OTHER - The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000. An internal study is currently under way to determine the full scope and related costs to ensure that the Company's systems continue to meet its internal needs and those of its customers. The Company has begun to incur expenses for this change. These expenses may be significant and may continue into the year 1999.

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






                                       Cincinnati Bell Inc.






Date:  AUGUST 8, 1997                  /s/ BRIAN C. HENRY
                                       -----------------------------
                                       Brian C. Henry
                                       Executive Vice President and
                                       Chief Financial Officer

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549




                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)

                    of the Securities Exchange Act of 1934

                 for the quarterly period ended June 30, 1997




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