Form 10-Q
period 1997-09-30
CINCINNATI BELL INC /OH/
filed 1997-11-13
CIK 716133

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      Form 10-Q


              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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


           At October 31, 1997, 135,992,181 Common Shares were outstanding.

                            PART I - FINANCIAL INFORMATION


               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   (Millions of Dollars, Except Per Share Amounts)
                                     (Unaudited)



                                                                  Three Months         Nine Months
                                                               Ended September 30,  Ended September 30,
                                                               ------------------   -------------------
                                                                  1997     1996       1997      1996
                                                                 ------   ------    -------   --------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $433.2   $403.2    $1,295.8  $1,141.3
                                                                  ------   ------    -------   --------
Costs and Expenses
  Cost of providing services and products sold . . . . . . . . .   218.5    216.3       690.8     606.0
  Selling, general and administrative. . . . . . . . . . . . . .    77.9     74.2       214.0     202.2
  Depreciation and amortization. . . . . . . . . . . . . . . . .    47.4     43.3       137.2     127.6
  Year 2000 programming costs. . . . . . . . . . . . . . . . . .     4.8        -         6.9         -
  Mandated telecommunications costs. . . . . . . . . . . . . . .     2.8        -         5.0         -
  Special charges (credits). . . . . . . . . . . . . . . . . . .       -     (5.5)      (21.0)    (16.5)
                                                                  ------   ------    -------   --------
  Total Costs and Expenses . . . . . . . . . . . . . . . . . . .   351.4    328.3     1,032.9     919.3
                                                                  ------   ------    -------   --------
Operating Income . . . . . . . . . . . . . . . . . . . . . . . .    81.8     74.9       262.9     222.0

Other Income (Expense), Net. . . . . . . . . . . . . . . . . . .     6.0      4.9        14.3       9.4
Interest Expense . . . . . . . . . . . . . . . . . . . . . . . .     9.1      7.1        26.8      25.1
                                                                  ------   ------    -------   --------
Income Before Income Taxes . . . . . . . . . . . . . . . . . . .    78.7     72.7       250.4     206.3

Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .    26.9     25.8        87.2      72.9
                                                                  ------   ------    -------   --------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 51.8   $ 46.9    $  163.2  $  133.4
                                                                  ------   ------    -------   --------
                                                                  ------   ------    -------   --------
Earnings Per Common Share. . . . . . . . . . . . . . . . . . . .  $  .38   $  .34    $   1.19  $    .97
                                                                  ------   ------    -------   --------
                                                                  ------   ------    -------   --------
Dividends Declared Per Common Share. . . . . . . . . . . . . . .  $  .10   $  .10    $    .30  $    .30
                                                                  ------   ------    -------   --------
                                                                  ------   ------    -------   --------
Average Common Shares Outstanding Including Equivalents (000). .   137.7    138.0       137.6     137.3

Retained Earnings
  Beginning of Period. . . . . . . . . . . . . . . . . . . . . .  $373.5   $216.6    $  288.5  $  157.1
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . .    51.8     46.9       163.2     133.4
  Common Dividends Declared. . . . . . . . . . . . . . . . . . .   (13.5)   (13.4)      (40.7)    (40.4)
  Other............... . . . . . . . . . . . . . . . . . . . . .     (.4)       -          .4         -
                                                                  ------   ------    -------   --------
  End of Period. . . . . . . . . . . . . . . . . . . . . . . . .  $411.4   $250.1    $  411.4  $  250.1
                                                                  ------   ------    -------   --------
                                                                  ------   ------    -------   --------

See Notes to Financial Statements.

                            CONSOLIDATED BALANCE SHEETS
                               (Millions of Dollars)

                                                              (Unaudited)
                                                              September 30,  December 31,
                                                                  1997          1996
                                                              -------------  ------------
ASSETS
Current Assets
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .     $    5.7        $  2.0
  Receivables, less allowances of $13.8 and $11.7. . . . . . .        341.5         315.0
  Material and supplies. . . . . . . . . . . . . . . . . . . .         15.6          17.3
  Deferred income taxes. . . . . . . . . . . . . . . . . . . .         15.3          15.4
  Prepaid expenses and other current assets. . . . . . . . . .         47.4          40.9
                                                                   --------      --------
         Total current assets. . . . . . . . . . . . . . . . .        425.5         390.6

Property, plant and equipment - net. . . . . . . . . . . . . .      1,020.7         985.8
Goodwill and other intangibles . . . . . . . . . . . . . . . .        204.4         205.1
Investments in unconsolidated entities . . . . . . . . . . . .         68.7          61.3
Deferred charges and other assets. . . . . . . . . . . . . . .         32.8          28.1
                                                                   --------      --------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . .     $1,752.1      $1,670.9
                                                                   --------      --------
                                                                   --------      --------
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
  Debt maturing in one year. . . . . . . . . . . . . . . . . .     $  219.3      $  224.2
  Accounts payable and accrued liabilities . . . . . . . . . .        182.4         176.2
  Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . .         44.1          37.9
  Advance billing and customers' deposits. . . . . . . . . . .         33.1          39.8
  Other current liabilities. . . . . . . . . . . . . . . . . .         34.1          34.2
                                                                   --------      --------
         Total current liabilities . . . . . . . . . . . . . .        513.0         512.3

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        269.9         279.5
Deferred income taxes. . . . . . . . . . . . . . . . . . . . .        116.0         119.6
Other long-term liabilities. . . . . . . . . . . . . . . . . .         82.5         125.1
                                                                   --------      --------
         Total liabilities . . . . . . . . . . . . . . . . . .        981.4       1,036.5
                                                                   --------      --------
Shareowners' Equity
  Common shares-$1 par value; 480,000,000 shares authorized. .        135.9         135.1
  Additional paid-in capital . . . . . . . . . . . . . . . . .        227.2         213.1
  Retained earnings. . . . . . . . . . . . . . . . . . . . . .        411.4         288.5
  Currency translation adjustments . . . . . . . . . . . . . .         (3.8)         (2.3)
                                                                   --------      --------
         Total shareowners' equity . . . . . . . . . . . . . .        770.7         634.4
                                                                   --------      --------
  Total Liabilities and Shareowners' Equity. . . . . . . . . .     $1,752.1      $1,670.9
                                                                   --------      --------
                                                                   --------      --------

See Notes to Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)


                                                                        Nine Months
                                                                     Ended September 30,
                                                                     -------------------
                                                                       1997       1996
                                                                     --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 163.2    $ 133.4
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization. . . . . . . . . . . . . . . . . . .   137.2      127.6
   Special charges (credits). . . . . . . . . . . . . . . . . . . . .   (21.0)     (16.5)
   Provision for loss on receivables. . . . . . . . . . . . . . . . .     9.7        5.7
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (11.6)      (4.5)
 Changes in assets and liabilities net of effects from acquisitions and disposals:
   Increase in receivables. . . . . . . . . . . . . . . . . . . . . .   (34.8)     (34.8)
   Increase in other current assets . . . . . . . . . . . . . . . . .    (5.0)      (5.8)
   Increase (decrease) in accounts payable and accrued liabilities. .     6.6      (33.6)
   Increase (decrease) in other current liabilities . . . . . . . . .      .7      (14.4)
   (Decrease) increase in deferred income taxes and unamortized
      investment tax credits. . . . . . . . . . . . . . . . . . . . .   (3.6)       2.4
   (Decrease) increase in other assets and liabilities-net. . . . . .   (31.7)       2.1
                                                                      -------    -------
    Net cash provided by operating activities. . . . . . . . . . . .    209.7      161.6
                                                                      -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures-telephone plant . . . . . . . . . . . . . . .   (114.1)     (71.5)
  Capital expenditures-other . . . . . . . . . . . . . . . . . . . .    (62.6)     (41.2)
  Acquisitions, net of cash acquired . . . . . . . . . . . . . . . .        -      (28.0)
  Disposition of assets. . . . . . . . . . . . . . . . . . . . . . .        -       12.7
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5.9       (2.4)
                                                                      -------    -------
    Net cash used in investing activities. . . . . . . . . . . . . .   (170.8)    (130.4)
                                                                      -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in short-term debt. . . . . . . . . . . . . . . . . .      5.4       10.2
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . .     (8.9)      (8.0)
  Issuance of common shares. . . . . . . . . . . . . . . . . . . . .      9.0       12.6
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .    (40.7)     (40.2)
                                                                      -------    -------
    Net cash provided by (used in) financing activities. . . . . . .    (35.2)     (25.4)
                                                                      -------    -------
Net increase in cash and cash equivalents. . . . . . . . . . . . . .      3.7        5.8

Cash and cash equivalents at beginning of period . . . . . . . . . .      2.0        2.9
                                                                      -------    -------
Cash and cash equivalents at end of period . . . . . . . . . . . . .  $   5.7     $  8.7
                                                                      -------    -------
Cash paid for:
  Interest (net of amount capitalized) . . . . . . . . . . . . . . .  $  22.9     $  24.6
  Income taxes, net of refunds . . . . . . . . . . . . . . . . . . .  $  70.6     $  70.0


See Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



(1) BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Cincinnati Bell Inc. and its wholly owned subsidiaries (the Company). The Company is a diversified communications company with principal businesses in three industry segments. The information systems segment, Cincinnati Bell Information Systems Inc. (CBIS), provides and manages customer care and billing solutions for the communications and cable TV industries. The teleservices segment, MATRIXX Marketing Inc. (MATRIXX), provides a full range of outsourced marketing solutions to large corporations. The communications services segment, consisting of Cincinnati Bell Telephone Company (CBT), Cincinnati Bell Long Distance Inc. (CBLD), Cincinnati Bell Directory Inc. (CBD) and Cincinnati Bell Supply Company (CBS), provides local telephone exchange services and products in Greater Cincinnati, the resale of long distance services, yellow pages, directory services and telecommunications equipment. Previously, the financial information of CBLD, CBD and CBS had been included in a separate category. The change in presentation will better reflect the Company's communications businesses and will have no effect on the financial results. All prior period amounts have been reclassified to conform with the new presentation. Certain other prior year amounts have been reclassified to conform with the current classifications with no effect on financial results.

     The consolidated financial statements of Cincinnati Bell Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown.
     All adjustments are of a normal and recurring nature except for those outlined in Note (2). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The December 31, 1996 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K and the current year's previously issued Forms 10-Q.

(2) STATUS OF 1995 BUSINESS RESTRUCTURING - In 1995, the Company initiated a restructuring plan resulting in the need for fewer people to operate the businesses of CBT and CBI. Over 1,300 employees accepted the early retirement offer and left the Company through the first quarter of 1997. For the nine months ended September 30, 1997 and 1996, the Company recorded non-cash settlement gains resulting from lump-sum pension distributions to employees retiring under the offer of $21.0 million and $ 16.5 million, respectively. Cash expenditures of $.2 million during the quarter reduced the restructuring liability to $5.7 million at September 30, 1997. Management believes that the remaining balance is adequate to complete the restructuring plan.

(3) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:

                                          Three Months          Nine Months
                                       Ended September 30,   Ended September 30,
                                       -------------------   -------------------
     MILLIONS OF DOLLARS                 1997       1996       1997       1996
                                       --------   --------   --------   --------


     Revenues. . . . . . . . . . . . .   $168.3     $162.8     $495.0     $483.5

     Costs and Expenses. . . . . . . .    135.8      126.4      382.7      370.9

     Operating Income. . . . . . . . .   $ 32.5     $ 36.4     $112.3     $112.6

     Net Income. . . . . . . . . . . .   $ 17.9     $ 23.1     $ 64.9     $ 67.8

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

    Results for the three and nine months of 1997 include $2.8 million and $5.0 million of mandated telecommunications costs necessary to modify CBT's network to accommodate connections with competing networks and to allow customers to maintain their telephone numbers when they switch local service providers. Additionally, for both periods, the 1997 financial statements include $1.5 million of Year 2000 programming costs. These mandated telecommunications and Year 2000 programming costs decreased net income by $2.8 million and $4.2 million for the three and nine months, respectively. Results for the nine months of 1997 also include $21.0 million, respectively, of pension settlement gains which increased net income by $13.4 million. Results for the three and nine months 1996 include $5.5 million and $16.5 million of pension settlement gains, respectively. Results for the same periods include a reversal of $2.5 million of accrued interest expense related to overearnings liabilities. These items increased net income by $5.1 million and $12.1 million for the three and nine month periods of 1996.

    Effective January 1, 1997, a new services contract between CBT and CBD was executed in response to the Telecommunications Act of 1996. For the three and nine months of 1997, the new contract reduced CBT revenues by approximately $3.5 million and $10.2 million, respectively, and increased CBT expenses by $1.2 million and $3.5 million, respectively, over 1996 amounts.


                                            September 30,    December 31,
MILLIONS OF DOLLARS                             1997             1996
                                            -------------    ------------

Current Assets. . . . . . . . . . . . . . .      $  135.2        $  135.6
Telephone Plant-Net . . . . . . . . . . . .         879.1           855.2
Other Noncurrent Assets . . . . . . . . . .          23.0            14.7
                                                --------        --------
Total Assets. . . . . . . . . . . . . . . .      $1,037.3        $1,005.5
                                                --------        --------
                                                --------        --------

Current Liabilities . . . . . . . . . . . .      $  207.2        $  154.3
Noncurrent Liabilities. . . . . . . . . . .         168.2           179.1
Long-Term Debt. . . . . . . . . . . . . . .         218.7           221.5
Shareowner's Equity . . . . . . . . . . . .         443.2           450.6
                                                 --------        --------

Total Liabilities and Shareowner's Equity .      $1,037.3        $1,005.5
                                                 --------        --------
                                                 --------        --------

(4) AT&T RELATIONSHIP - Each of the Company's major subsidiaries derives significant revenues from AT&T and its affiliates (AT&T) by providing network services, customer care and billing systems and teleservices. Revenues from AT&T, including network access revenues, were 23% and 24% of the Company's consolidated revenues for both the nine months ended September 30, 1997 and 1996, respectively.

     During the first quarter of 1997, CBT and AT&T announced their intention to extend their strategic relationship for the marketing and provisioning of telecommunications services in the Cincinnati area. The companies have jointly executed a memorandum of understanding to continue to work together toward a multi-year agreement on the basis of mutual benefit. Significant work remains to turn the understanding into a contract satisfactory to CBT. This agreement does not involve AT&T's relationship with the Company's other subsidiaries.

(5) CONTINGENCIES - The Company's partner in a cellular partnership sued the Company in November 1996. After the Company was the successful bidder for a personal communications services (PCS) license, the partnership's general partner amended its lawsuit to seek a declaratory judgment that the Company had withdrawn from the partnership. The Company believes that none of its actions conflicts with its partnership interest and that it continues to be a limited partner in good standing in the partnership. The Delaware Chancery Court has dismissed the suit and the plaintiff has appealed to the

     Supreme Court of Delaware. The Company's investment at September 30, 1997 was $59.6 million. The rights to the future earnings of the partnership, the ability of the Company to realize the market value of its investment and the Company's ability to provide competitive PCS services would be uncertain if the suit were reinstated and decided in favor of the general partners.

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

(7) BUSINESS SEGMENT INFORMATION - The Company operates primarily in three industry segments, Communications Services, Information Systems, and Teleservices. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets used in the operations of the segment. The Company's business segment information is as follows:


                                          Three Months         Nine Months
     MILLIONS OF DOLLARS               Ended September 30,  Ended September 30,
                                       -------------------  -------------------
                                         1997       1996      1997       1996
                                       --------   --------  --------   --------
     REVENUES
         Communications Services         $211.0     $196.2  $  618.0   $  580.6
         Information Systems              137.2      125.1     401.7      346.5
         Teleservices                     103.0       95.5     329.4      252.9
         Intersegment                     (18.0)     (13.6)    (53.3)     (38.7)
                                         ------     ------  --------   --------
                                         $433.2     $403.2  $1,295.8   $1,141.3
                                         ------     ------  --------   --------
                                         ------     ------  --------   --------
     INTERSEGMENT REVENUES
         Communications Services         $  4.0     $  1.0  $   12.1   $    2.8
         Information Systems               11.6       11.5      35.6       32.8
         Teleservices                       2.4        1.1       5.6        3.1
                                         ------     ------  --------   --------
                                         $ 18.0     $ 13.6  $   53.3   $   38.7
                                         ------     ------  --------   --------
     SPECIAL ITEMS  *
         Communications Services         $  4.3     $ (5.5) $  (14.5)  $  (16.5)
         Information Systems                3.0        2.1       5.1        2.1
         Teleservices                        .3          -        .3          -
                                         ------     ------  --------   --------
                                         $  7.6     $ (3.4) $   (9.1)  $  (14.4)
                                         ------     ------  --------   --------
                                         ------     ------  --------   --------
     OPERATING INCOME
         Communications Services         $ 45.8     $ 45.1  $  152.5   $  137.8
         Information Systems               28.2       18.1      76.4       54.4
         Teleservices                       6.2       12.0      33.4       31.2
         Corporate and Eliminations         1.6        (.3)       .6       (1.4)
                                         ------     ------  --------   --------
                                         $ 81.8     $ 74.9  $  262.9   $  222.0
                                         ------     ------  --------   --------
                                         ------     ------  --------   --------
     ASSETS
         Communications Services                            $1,105.4   $1,059.4
         Information Systems                                   264.0      276.2
         Teleservices                                          300.3      268.7
         Corporate and Eliminations                             82.4       27.0
                                                            --------   --------
                                                            $1,752.1   $1,631.3
                                                            --------   --------
                                                            --------   --------
     CAPITAL ADDITIONS (including acquisitions)
         Communications Services         $ 37.6     $ 30.2  $  126.8   $   75.0
         Information Systems                5.9       17.7      15.8       32.2
         Teleservices                       7.5       16.1      24.5       28.1
         Corporate                           .3          -       5.4         .2
                                         ------     ------  --------   --------
                                         $ 51.3     $ 64.0  $  172.5   $  135.5
                                         ------     ------  --------   --------
                                         ------     ------  --------   --------
     DEPRECIATION AND AMORTIZATION
         Communications Services         $ 31.4     $ 30.1  $   92.6   $   89.5
         Information Systems                9.1        8.0      24.8       23.9
         Teleservices                       6.8        5.1      19.5       13.9
         Corporate                           .1         .1        .3         .3
                                         ------     ------  --------   --------
                                         $ 47.4     $ 43.3  $  137.2   $  127.6
                                         ------     ------  --------   --------
                                         ------     ------  --------   --------

* SPECIAL ITEMS
Communications Services
Results for the three months in 1997 include $2.8 million in regulator mandated telecommunications costs to modify network systems to accomodate connections with competing networks and to allow customers to retain their phone numbers when they switch local service providers and $1.5 million to reprogram systems and software for the Year 2000. Results for the nine months in 1997 include $5.0 million in the regulator mandated telecommunications costs, $1.5 million in Year 2000 programming costs and a credit of $21.0 million in pension settlement gains. Results for the three and nine months in 1996 include $5.5 million and $16.5 million, respectively, in pension settlement gains.

Information Systems
Results for the three and nine months in 1997 include costs of $3.0 million and $5.1 million, respectively, in Year 2000 programming costs. Results for both periods in 1996 include $2.1 million in acquired in-process research and development costs related to an acquisition.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITIONAND RESULTS OF OPERATIONS


Information included in this quarterly report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences, include but are not limited to, those discussed herein, and in the Forms 10-Q for the first and second quarters of 1997 and the Form 10-K for the year ended December 31, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and segment data. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW

Revenues were $433.2 million and $1,295.8 million for the third quarter and the first nine months in 1997, up 7% and 14% respectively, from $403.2 million and $1,141.3 million for the same periods in 1996. The customer-care businesses CBIS and MATRIXX produced most of the nine month revenue increase.

Costs and expenses were $351.4 million and $1,032.9 million for the third quarter and first nine months in 1997, up 7% and 12%, respectively, from $328.3 million and $919.3 million for the same periods in 1996. Special items affected results for the quarter and nine month periods of both years. Included in the costs and expenses for the third quarter and nine months of 1997 were expenses of $4.8 million and $6.9 million, respectively, to reprogram information systems and softer for the Year 2000 and expenses of $2.8 million and $5.0 million, respectively, to modify CBT's network to accomodate connections with competing networks and to allow customers to maintain their telephone numbers when they switch local service providers. For the nine months, there were credits of $21.0 million for settlement gains from lump sum pension distributions paid to employees retiring under the early retirement offer. Included in the costs and expenses for the third quarter and nine months of 1996 were credits for settlement gains of $5.5 million and $16.5 million, respectively. Also, during the third quarter of 1996, there was a charge of $2.1 million for acquired research and development for an acquisition and a reversal of $2.5 million for accrued interest expense related to overearnings liabilities.

Operating income was $81.8 million and $262.9 million for the third quarter and first nine months in 1997, up 9% and 18%, respectively, from $74.9 million and $222.0 million for the same periods in 1996. Excluding the special items, operating income was $89.4 million and $253.8 million, up 25% and 22%, respectively, for both periods.

Net income in 1997 was $51.8 million or $.38 per common share for the third quarter and $163.2 million or $1.19 per common share for the first nine months. Excluding special items, net income was $56.8 million or $.41 per common share and $157.6 million or $1.15 per common share for the third quarter and nine months.

COMMUNICATIONS SERVICES

Beginning in the first quarter of 1997, the Company enhanced the presentation of its financial results by replacing the Telephone Operations segment with the Communications Services segment . The Communications Services segment includes CBT, CBLD, CBD and CBS. The change had no effect on the Company's financial results and all prior period amounts have been reclassified to conform with the new presentation.


                              Three Months Ended September 30,     Nine Months Ended September 30,
                              --------------------------------     --------------------------------
($ Millions)                   1997      1996        Change   %      1997      1996      Change  %
                              -------    ------      ----------    --------  --------   -----------
Revenues
  Local service               $  96.6    $ 93.8      $ 2.8    3    $  287.3  $  276.6   $ 10.7   4
  Network access                 42.7      39.7        3.0    8       126.4     118.6      7.8   7
  Other services                 71.7      62.7        9.0   15       204.3     185.4     18.9  10
                              -------    ------      -----          -------  --------   ------
  Total                         211.0     196.2       14.8    8       618.0     580.6     37.4   6

Costs and expenses              160.9     156.6        4.3    3       480.0     459.3     20.7   5
Special items:
  Year 2000
      programming costs           1.5         -        1.5              1.5         -      1.5
  Mandated telecom-
      munications costs           2.8         -        2.8              5.0         -      5.0
  Pension settlement
      gains                         -      (5.5)       5.5            (21.0)    (16.5)    (4.5)
                              -------    ------      -----          -------  --------   ------
  Total                         165.2     151.1       14.1    9       465.5     442.8     22.7   5

Operating income              $  45.8    $ 45.1      $  .7    2    $  152.5  $  137.8   $ 14.7  11

Access lines (In thousands)                                           944       950       44     5
Minutes of Use (In millions)   1,013        920         93   10     2,998     2,761      237     9



The communications services segment had a good quarter and nine months excluding special items. Access line growth, higher revenues at CBLD, CBS and CBD and cost control efforts increased the operating margin excluding special items by 3.5 points in the third quarter and 1.4 points for the nine months.

Local service revenues increased $2.8 million and $10.7 million for the three and nine months 1997, respectively, compared to the same periods a year ago.
The increase is primarily from continuing growth in access lines. The strong business economy, higher installations of second lines and demand for access to on-line computer services increased access lines 5% at the end of September 1997 versus a year ago. Access line growth and increased penetration of enhanced custom calling features accounted for the local service increase for the three and nine month periods.

Network access revenues increased $3.0 million and $7.8 million, respectively, for the three and nine month comparable periods to last year. The increase was principally from the increase in special access revenues, growth in access lines, growth in access minutes of use of 10% for the quarter and 9% for the nine months and increased state access revenues, net of changes in overearnings accruals. The increase in special access revenues has been driven by increased data volume associated with services to internet providers and the growth in new wireless networks.

Other services increased $9.0 million for the three months and $18.9 million for the nine months, primarily as a result of higher revenues at CBLD and CBS. Excluding a new contract with CBT effective January 1, 1997, CBD revenues also increased 2% and 5% for the three and nine months, respectively.

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Costs and expenses, excluding special items, increased $4.3 million for the third quarter and $20.7 million for the nine months ended September 30, 1997. Most of the increase was at CBT. Depreciation expense increased $1.3 million and $3.2 million as a result of plant, property and equipment expenditures. Materials and other costs increased $.6 million and $2.5 million from increased material usage. Rent expense increased $1.2 million and $1.6 million due to higher levels of equipment rentals. Expenses for contract labor and consulting fees and right-to-use fees related to switching equipment and software purchases changed very little during the quarter but increased $4.1 million and $3.2 million for the nine months, respectively. Substantially all the remaining increase was at CBLD, CBS and CBD as a result of higher direct costs caused by higher revenue levels.

In 1997, special items were $4.3 million in expenses for the quarter and a $14.5 million net credit for the nine months, all at CBT. Regulatory mandates require CBT to modify its network to accommodate connections with competing networks and to allow customers to maintain their telephone numbers when they switch local service providers. Additionally, CBT has begun to incur programming costs to ready its systems for the Year 2000. Results for the third quarter 1997 reflect $2.8 million in mandated telecommunications costs and $1.5 million in Year 2000 programming costs. Results for the nine months ended September 30, 1997, reflect $5.0 million in mandated telecommunications costs and $1.5 million in Year 2000 programming costs. In addition, results for the nine months 1997 include $21.0 million in pension settlement gains with no impact on the third quarter of 1997. Results for the three and nine months in 1996 reflect $5.5 million and $16.5 million, respectively, in pension settlement gains.


INFORMATION SYSTEMS
                              Three Months Ended September 30,     Nine Months Ended September 30,
                              --------------------------------     --------------------------------
($ Millions)                   1997      1996        Change   %      1997      1996      Change  %
                              -------    ------      ----------    --------  --------   -----------

Revenues                      $137.2     $125.1      $12.1   10    $401.7    $346.5     $55.2    16

Costs and expenses             106.0      104.9        1.1    1     320.2     290.0      30.2    10
Special items:
  Year 2000
      programming costs          3.0          -        3.0            5.1         -       5.1
  Acquired research and
      development costs            -        2.1       (2.1)             -       2.1      (2.1)
                              ------     ------      -----         ------    ------     -----
  Total                        109.0      107.0        2.0    2     325.3     292.1      33.2    11

Operating income              $ 28.2     $ 18.1      $10.1   56    $ 76.4    $ 54.4     $22.0    40


The information systems segment provided more than a third of the Company's revenue growth and a majority of the operating income growth for the quarter and nine months. The results were achieved while significant spending was incurred for product development and Year 2000 programming.

Revenues increased $12.1 million during the third quarter and $55.2 million during the nine months compared to last year. Data processing revenues increased $16.4 million and $42.5 million primarily from growth in cellular subscribers . Subscriber levels in the core wireless market increased 29% for the nine months 1997 compared to the nine months 1996. The increase in data processing revenues attributable to the growth in core wireless subscribers was partially offset by a decline in the number of subscribers for whom CBIS performs wireless long distance billing. The decline resulted from the Telecommunications Act of 1996 causing a loss in market share to other long distance carriers. Professional services revenues increased $5.2 million for the nine months reflecting higher levels of development work for PCS clients and enhancement requests from existing clients. Professional services revenues decreased by $3.8 million in the third quarter of 1997 when compared to the third quarter of 1996 as a result of the high level of development work that was done for new PCS clients in the last half of 1996 and lower levels of activity with other customers. International revenues increased
$6.3 million for the nine months as a result of revenues associated with acquisitions made in the last half of 1996 which were partially offset by less activity with certain existing customers.

Costs and expenses, excluding special items, increased $1.1 million during the third quarter and $30.2 million during the nine months compared to last year. Direct costs of providing services increased $12.4 million for the nine months from a higher volume of business and additional costs from companies acquired in the second half of 1996. Research and development costs for the nine months increased $15.4 million from higher development activity in support of the Precedent 2000 software platform for PCS subscribers. Special items in 1997 include costs to reprogram systems and software for the Year 2000 of $3.0 million in the third quarter and $5.1 million for the nine months. Special items in 1996 include $2.1 million in acquired in-process research and development costs related to an acquisition. Research and development and Year 2000 costs in 1997 were 14% of the nine months revenues in 1997 as compared to 11% in 1996.



TELESERVICES
                              Three Months Ended September 30,     Nine Months Ended September 30,
                              --------------------------------     --------------------------------
($ Millions)                   1997      1996        Change   %      1997      1996      Change  %
                              -------    ------      ----------    --------  --------   -----------

Revenues                      $103.0     $95.5       $ 7.5    8    $329.4    $252.9     $76.5    30

Costs and expenses              96.5      83.5        13.0   16     295.7     221.7      74.0    33
Special items:
  Year 2000
      programming costs           .3         -          .3             .3         -        .3
                              ------     -----       -----         ------    ------     -----
  Total                         96.8      83.5        13.3   16     296.0     221.7       74.3   34

Operating income              $  6.2     $12.0       $(5.8) (48)   $ 33.4    $ 31.2      $ 2.2    7


The teleservices segment had a challenging quarter. Major items affecting results were a sharp decline in traditional inbound and outbound services resulting partially from seasonal effects, industry-wide softness in direct response marketing and reductions in overall marketing activity by certain clients. The softness was somewhat offset by revenues from clients for outsourced dedicated services which grew by more than 30% compared to the third quarter of 1996.

Revenues increased $7.5 million and $76.5 million during the third quarter and nine months of 1997 compared to the same periods last year. Excluding the acquisitions in the second half of 1996, revenues decreased approximately 2% for the quarter and increased 19% for the nine months ended September 30, 1997. Dedicated services contributed revenue gains of $22.7 million and $85.5 million for the third quarter and nine months. Strong sales in the technology and telecommunications industry produced $13.6 million and $56.4 million of the dedicated services increase, primarily as a result of increased volumes from major clients. Traditional inbound/outbound service revenues decreased $15.5 million for the third quarter and $10.6 for the nine months as a result of softness in the market and a reduction in overall marketing activities by certain clients.

Costs and expenses increased at a higher rate than revenues largely because costs could not be reduced as rapidly as volumes declined from second quarter levels. The costs were reduced later in the quarter as the Company reacted to the lower than anticipated volume levels. Expenses increased $13.0 million for the third quarter and $74.0 million for the nine months of 1997 compared to the same periods last year, due in large part to higher headcount costs, depreciation associated with new and expanded facilities and businesses acquired in the last half of 1996. The growth-related costs, combined with acquisitions and softness in traditional inbound/outbound service revenues and profits, caused the company's operating margin, excluding special items, to decline to 6.3% for the quarter and 10.2% for the nine months. Included in special items for both the third quarter and nine months 1997 are costs related to Year 2000 programming costs.


                              Three Months Ended September 30,     Nine Months Ended September 30,
                              --------------------------------     --------------------------------
($ Millions)                   1997      1996        Change   %      1997      1996      Change  %
                              -------    ------      ----------    --------  --------   -----------

OTHER INCOME
   (EXPENSE), NET             $ 6.0      $ 4.9       $1.1    23    $14.3     $ 9.4      $ 4.9    53
INTEREST EXPENSE              $ 9.1      $ 7.1       $2.0    29    $26.8     $25.1      $ 1.7     7
INCOME TAXES                  $26.9      $25.8       $1.1     4    $87.2     $72.9      $14.3    20


The increase in other income (expense), net for the nine months 1997 was primarily from interest income related to an Internal Revenue Service (IRS) refund and higher joint venture income. The increase for the nine months was partially offset by expenses incurred for the second quarter share split.

Excluding a reversal of $2.5 million in interest expense related to overearnings liabilities in the third quarter 1996, interest expense for the third quarter and nine months 1997 was comparable to the same periods last year. The weighted average interest rate for debt was 6.9% at September 30, 1997 compared to 7.0% at September 30, 1996. For the nine months ended September 30, 1997 and 1996, average debt outstanding was $502 million and $510 million, respectively.

The effective tax rate for income taxes was 34.8% for nine months ended September 30, 1997 compared to 35.3% for the nine months ended September 30, 1996. The 1997 rate benefited from the extension of the research and experimentation tax credit which was contained in the new federal tax law passed in the quarter.

FINANCIAL CONDITION

Management believes that the Company has adequate internal and external resources available to finance its on-going operating requirements, including network expansion and modernization, business development and dividend programs. The Company maintains adequate lines of credit with several institutions to provide borrowings as needed for general corporate purposes. Should the Company pursue several potential investments that could require large amounts of capital, external financing, including equity issuance, may be necessary.

Cash provided by operating activities, which is the Company's primary source of liquidity, was $210 million for the first nine months of 1997 compared to $162 million for the first nine months of 1996. The increase in cash flows from operations was due in large part to higher net income combined with higher payables and other liabilities, and the receipt of a large refund from the IRS related to conclusion of the 1989-1994 federal tax return audits.
The increase was partially offset by the increase in accounts receivable (which was the result of higher revenues and the timing of cash receipts from certain significant clients) and over $10 million in contributions to the Company's qualified pension plans. The contribution to the Company's qualified pension plans and $21 million in non-cash pension settlement gains account for the majority of the decrease in other long-term liabilities.

The Company's most significant investing activity for the first nine months of 1997 continued to be capital expenditures. Capital expenditures were $177 million, up $36 million from the same period last year. At CBT, upgrades to switching and transmission equipment for high-capacity data lines, internet access and strong access line gains are driving equipment spending to increase network capacity. CBT also purchased a PCS license from the Federal Communications Commission (FCC) for the Cincinnati marketplace. MATRIXX's capital spending increased for the expansion of facilities and the opening of three new call centers. The increase in 1997 capital spending by CBT and MATRIXX was partially offset by the impact of 1996 capital expenditures for acquisitions by CBIS and MATRIXX which totaled $28 million. The Company anticipates 1997 capital expenditures to be approximately $230 million including $140 million at CBT.

ACCOUNTING UNDER SFAS NO. 71

CBT presently gives accounting recognition to the actions of regulators where appropriate as prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 71, the Company records certain assets, liabilities, and depreciation expense because of actions of regulators. This includes the application of estimated useful lives and depreciation methods that would not apply to unregulated businesses.
Criteria that would give rise to the discontinuance of SFAS No. 71 include
(1) increasing competition that restricts CBT's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.

At the present time, CBT believes that, based on its current competitive and regulatory environment, the application of SFAS No. 71 remains appropriate. While accounting under SFAS No. 71 is currently appropriate, it is increasingly likely that CBT will conclude that the discontinuation of SFAS No. 71 is required. This could result from events such as the Public Utilities Commission of Ohio's (PUCO) approval of a price cap plan for local service, significant growth in competition or other events affecting future rates and cost recovery. In the event that CBT determines it no longer meets the criteria for following SFAS No. 71, the Company could recognize an extraordinary non-cash pre-tax charge in the a range of up $320 million. This would include the elimination of the approximately $ 300 million embedded regulatory asset resulting from the use of regulatory lives for depreciation of plant assets which are longer than the estimated useful lives. CBT's discontinuation of SFAS No. 71 could result in lower future depreciation even though the lives used for future depreciation would be shorter than those used for regulatory purposes. CBT will continue to monitor closely whether SFAS No. 71 is applicable and anticipates that an event could happen in the near future resulting in the discontinuation of SFAS No. 71.

REGULATORY MATTERS AND COMPETITIVE TRENDS

FEDERAL - On August 8, 1996, the FCC issued its order on interconnection, the first of three significant rulings that will determine the ground rules for local exchange competition. CBT and several other local exchange carriers
(LECs) sought review of this order by the United States Court of Appeals on the grounds that the order is inconsistent with the requirements of the Telecommunications Act of 1996 (the Act). On July 18, 1997 the Court of Appeals issued its decision. The court said the FCC rules exceeded the FCC's authority under the Act in several areas. The court rejected the FCC pricing guidelines and the "pick and choose" rule which would have allowed new entrants to select the most favorable provisions of interconnection arrangements. The court also rejected the FCC's claim to review interconnection arrangements between local phone companies and competitors, which have been approved by state commissions. The court affirmed the obligation to let rival companies use the LECs electronic ordering systems and various elements of their network. CBT continues to review the court's decision for its effect on CBT, including on-going negotiations with potential competitors. An appeal of the decision to the United States Supreme Court is anticipated.

On May 7, 1997, the FCC adopted orders on other substantive issues mandated by the Act, including universal service, access reform and price cap productivity factor revisions. The universal service order defines universal service to include Touch-Tone, 911, and other services with a goal to maintain affordable rates for all residential customers. Under the order, non-rural companies like CBT will continue to receive funding from the current universal service fund until January 1, 1999. At that time, they will move to a new higher-cost funding mechanism based on the difference of a revenue benchmark and forward-looking economic cost. The mechanisms for determining the revenue benchmark and forward-looking costs have not been determined and will be evaluated more fully by the FCC over the next several months.

The universal service order also calls for $2.25 billion annually to be available for discounts to schools and libraries, $400 million for rural health care providers and approximately $650 million for Lifeline nationally. All telecommunications carriers, including wireless providers, will contribute to the schools' and libraries' fund, healthcare fund and Lifeline fund based on total retail revenue (both interstate and intrastate), while funding for the high-cost fund for universal service will be based on interstate and international retail revenue. A number of appeals have already been filed.

In addition, on May 7, 1997, the FCC also adopted rules related to access charges applicable to the long distance interstate market. The access charge rules reform the current rate structure applicable to the long distance market. Under the adopted rules, from 1998 through 2000 access structure changes will occur. Current minutes of use-based charges which are recovering non-traffic sensitive costs, will be transitioned to flat rate charges subject to pre-established caps. The FCC has also adopted a prescriptive safeguard to bring access rates to competitive levels in the absence of competition by February 2001. A number of interested parties have filed appeals of this order. The United States Court of Appeals for the Eighth Circuit will hear the legal arguments at a date yet to be determined.

In July 1997, CBT's price cap tariff filing was approved by the FCC without suspension. This means CBT's interstate access and toll prices will be regulated, rather than its earnings. Prices will be capped or indexed annually based on the difference of inflation, as measured by the GDP-PI, a 6.5% productivity offset and exogenous cost adjustments. The FCC also retained a low-end earnings backstop that allows carriers earning less than a 10.25% rate of return to adjust their indices to reflect the 10.25% level. The election of price caps will better enable CBT to meet the challenges being faced in the new competitive environment. CBT and Citizens Utilities have filed petitions for reconsiderations with the FCC to revisit the establishment of the 6.5% productivity offset for elective carriers. In addition, several appeals have been filed with the U.S. Court of Appeals regarding the order establishing the 6.5%.

OHIO - The Company believes that CBT will face increased competition under the PUCO's local service guidelines in the fourth quarter of this year. The ultimate impact of the increased competition will depend upon court rulings, and how the PUCO addresses CBT's suspension request and the outcome of the alternative regulation proceeding. A number of entities have requested interconnection arrangements with CBT to date. CBT has negotiated interconnection arrangements with four wireless carriers (Airtouch, Ameritech Cellular, GTE Wireless and Nextel Wireless) and on August 7, 1997 filed with the PUCO a two year interconnection agreement with Time Warner Communications. The agreement sets terms by which Time Warner will connect to CBT's network, including how calls will be exchanged and how each company will be compensated. Time Warner will likely be a facilities-based competitor of CBT.

Also in August 1997, the PUCO issued decisions in arbitration cases involving CBT and MCI and IntelCom Group (ICG). These rulings set terms, prices and conditions for connection with CBT's network. Revised interconnection agreements between CBT and these companies have been filed and, once approved by the PUCO, both companies can proceed with plans to offer local service in Ohio before year end. MCI's agreement includes terms for MCI to resell CBT's communications services, as well as for MCI to be a facilities-based competitor. ICG is expected to compete as a facilities-based competitor.

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

As part of CBT's "Commitment 2000" filing, CBT requested suspension or modification of certain interconnection requirements mandated by the Act. On October 2, 1997, the PUCO responded to this request by providing interim relief, including relief with respect to the timing of implementation of certain support systems, pending the final outcome of the PUCO's consideration of the "Commitment 2000" filing. However, the PUCO denied CBT's request to delay the implementation of number portability until industry standards are developed. CBT is required to provide number portability by May 15, 1998. The primary reason for the PUCO's denial of CBT's request was the PUCO's opinion that number portability is an important requirement to allow competition to mature. Federal and state regulators have not clearly defined how incumbent local exchange carriers, like CBT, will recover the costs incurred to implement number portability. It appears that a decision on the cost recovery issues related to number portability will not be available until early 1998 from either the federal or state regulatory agencies. The ultimate outcome related to the cost recovery issues is uncertain.

KENTUCKY - On May 9, 1997, CBT filed a petition with the Public Service Commission of Kentucky (PSCK) for suspension and modification of certain requirements of local competition mandated by the FCC. The PSCK opened a proceeding to address CBT's request and set the matter for hearing in October. On September 30, 1997, CBT filed to withdraw its petition due to a delay by the PUCO to a similar request on the CBT's Commitment 2000 Plan.
CBT may refile its request with the PSCK after a decision is rendered in Ohio.

CBT has received a notice from the PSCK that a management audit will be conducted beginning in the first quarter of 1998. The PSCK is required to periodically conduct management audits of the largest regulated entities under its jurisdiction.

BUSINESS OUTLOOK
COMMUNICATIONS SERVICES - Competition in the local exchange business is increasing, due to legislative and regulatory initiatives, as well as new technologies. CBT continues to develop new service offerings to offset future competitive loss and is working to assure implementation of rules that result in fair competition. Nevertheless, these initiatives and developments could make it more difficult for CBT to maintain current revenue and profit levels.

CBT is awaiting the outcome of the decision by the PUCO regarding the Commitment 2000 plan. Approval of the plan will allow CBT to be more responsive to competition in the local market. CBT will continue to incur significant expenses for the remainder of 1997 and during 1998 for regulator mandated interconnection and local number portability costs. In 1998, total mandated costs could be in a range of $15 to $25 million. Additionally, CBT's Year 2000 programming costs are expected to be in the range of $10 to $15 million in 1998 but should be less in 1999.

CBT will continue to develop new products and services in an effort to broaden the services it can offer to its customers. During the second quarter, the Company purchased a PCS license from the FCC for the Cincinnati marketplace. CBT has not yet decided to build-out this license. Further, the Company is evaluating possible alliances with alternative providers both in wireless (PCS and cellular) and wireline. These actions, if undertaken, could cause expenses to increase in advance of corresponding revenues and could require significant incremental capital expenditures.

CBT's triennial depreciation represcription with regulators from the FCC, the PUCO and the PSCK was held in May 1997. As a result of the meeting, a tentative agreement was reached that would likely increase depreciation expense by somewhat more than $8 million in 1997 and in future years. The increase will not occur until the final orders are received from the FCC, the PUCO and the PSCK which is expected to occur in the fourth quarter of 1997. This increase will have no material impact on the Company's ongoing depreciation if the Company discontinues SFAS No. 71.

CBT continues to closely monitor the applicability of SFAS No. 71. While accounting under SFAS No. 71 is currently appropriate, it is increasingly likely that CBT will determine that it should discontinue the application of SFAS No. 71 as early as the fourth quarter of 1997.

CBLD, CBD and CBS face stiff competition in their markets especially from larger companies. In order to assure success, they will continue to offer and develop superior products, services and value. The focus will be on niche markets and opportunities. CBD now competes with R.H. Donnelley, CBD's former sales representative for Yellow Page Services. This new competition may affect CBD's ability to grow revenues and profits.

INFORMATION SYSTEMS - CBIS provides quality service to its clients because of its knowledge of the market, technology, resources and client needs. CBIS continues to rely on significant clients for most of its revenue. CBIS's top three clients, excluding CBT, accounted for 63% of its revenues in the first nine months of 1997. CBIS maintains multi-year contracts with its clients, but some contracts have early termination clauses. The loss of one of the top three clients could result in a material reduction in revenues and profits. One client representing approximately 5% of CBIS's 1996 revenues has committed to renew the relationship through August 2004. The Company earlier reported that the relationship with this client might be terminated.

CBIS will incur the substantial amount of the Company's Year 2000 programming costs because it is reliant on information systems software and equipment. These costs will likely be in the range of $15 to $20 million in 1998, and are expected to be lower in 1999. CBIS believes that its ability to maintain a leadership position in the technological development of billing systems will be critical to its future.

TELESERVICES - MATRIXX's strong market opportunity, service quality, marketing skills and product offerings should continue to provide for future growth. The teleservices traditional business has become very competitive and has experienced softness in the third quarter of 1997 This was in part the result of changes in the marketing programs of some key large clients and reduced direct response business. "Outsourced marketing services" where clients are served by a dedicated MATRIXX service team now represents approximately two-thirds of MATRIXX's revenues and should grow faster than traditional direct response business in the long run. The dedicated services business has strengthened MATRIXX's position in outsourced marketing services.

MATRIXX plans to take additional steps to enhance services to its clients, improve productivity and better position itself for further growth. MATRIXX anticipates a fourth quarter restructuring charge of up to $35 million to make these changes. If fully implemented, the resulting changes could contribute $10 million in annualized savings. The outlook for the fourth quarter is for continued improvement from the third quarter in revenues and earnings reflecting benefits of seasonality and adjustments to the cost structure made late in the third quarter.

MATRIXX's top three clients accounted for 39% of its 1997 revenues down from 42% for the same period in 1996. Loss of any significant contracts would have an adverse effect on its revenues and profits. MATRIXX must continue to win new contracts and grow its business with existing clients in a competitive market that has current capacity in its call centers. The level of intensity and success of MATRIXX's clients in the marketplace are also important drivers of MATRIXX's growth.

YEAR 2000 PROGRAMMING - The Company will incur up to $40 million in expenses in 1998 in order to ready its software and systems for the Year 2000. Year 2000 programming costs are expected to be lower in 1999. Some major CBIS applications are expected to be Year 2000 compliant in 1998. If the Company were to be unsuccessful in readying its software and systems for the Year 2000 the effect could be a material adverse impact on the business.

BUSINESS DEVELOPMENT - The Company continues to review opportunities for acquisitions and divestitures for all its businesses to enhance shareowner value. In October 1997, MATRIXX agreed to acquire the assets of the Maritz Inc. teleservices group. Revenues for the acquired group were approximately $47 million for the most recent twelve month period. The Company expects to finalize the acquisition later in the fourth quarter. The acquisition should result in increased 1998 revenues for MATRIXX and is expected to have an immaterial near term impact on earnings.

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





                                            Cincinnati Bell Inc.






Date: November 11, 1997                    /s/ Brian C. Henry
     ------------------                    -------------------------
                                           Brian C. Henry
                                           Executive Vice President and
                                           Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549




                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)

                      of the Securities Exchange Act of 1934

                for the quarterly period ended September 30, 1997




                                 CINCINNATI BELL INC.

                (Exact Name of Registrant as specified in its charter)



                                       EXHIBITS

                                  INDEX TO EXHIBITS

                     Filed Pursuant to Item 601 of Regulation S-K



EXHIBIT
NO.                               TITLE OF EXHIBIT                   PAGE
--------                          ----------------                   -----

(11)                   Computation of Earnings per Common Share        *

(27)                   Financial Data Schedule                         *