Form 10-K
period 1997-12-31
CINCINNATI BELL INC /OH/
filed 1998-03-30
CIK 716133

                                     FORM 10-K

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1997

                                         OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

                           Commission file number 1-8519

                                CINCINNATI BELL INC.
            An Ohio                                    I.R.S. Employer
          Corporation                                   No. 31-1056105
                   201 East Fourth Street, Cincinnati, Ohio 45202
                           Telephone Number 513 397-9900
                       ______________________________________

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

Securities registered pursuant to Section 12(g) of the Act:  None
                 __________________________________________________

     At February 27, 1998, there were 136,420,671 common shares outstanding.

     At February 27, 1998, the aggregate market value of the voting shares owned by non-affiliates was $4,881,216,544.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
     ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                    ___________________________________________

                        DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1997 (Parts I, II and IV)

(2) Portions of the registrant's definitive proxy statement dated March 12, 1998 issued in connection with the annual meeting of shareholders (Part III)

                                 TABLE OF CONTENTS

                                       PART I



     Item                                                                        Page
     ----                                                                        ----
     1.   Business .............................................................    1

     2.   Properties ...........................................................   17

     3.   Legal Proceedings ....................................................   17

     4.   Submission of Matters to a Vote of the Security Holders ..............   18

                                      PART II

     5.   Market for the Registrant's Common Equity and Related Security
          Holder Matters .......................................................   20

     6.   Selected Financial Data ..............................................   20

     7.   Management's Discussion and Analysis of  Financial Condition
          and Results of Operations ............................................   20

     8.   Financial Statements and Supplementary Data ..........................   20

     9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure .............................................   20

                                      PART III

     10.  Directors and Executive Officers of Registrant .......................   20

     11.  Executive Compensation ...............................................   20

     12.  Security Ownership of Certain Beneficial Owners and Management........   20

     13.  Certain Relationships and Related Transactions .......................   20

                                      PART IV

     14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K ......   21


     See page 18 for "Executive Officers of the Registrant".

                                       PART I
ITEM I.  BUSINESS

GENERAL

     The Company is a diversified telecommunications company with principal businesses in three industry segments. The information systems segment, Cincinnati Bell Information Systems Inc. ("CBIS"), provides and manages customer-care and billing solutions for the communications and cable TV industries. The teleservices segment, MATRIXX Marketing Inc. ("MATRIXX"), provides a full range of outsourced marketing solutions to large corporations. The communications services segment, consisting of Cincinnati Bell Telephone Company ("CBT"), Cincinnati Bell Long Distance Inc. ("CBLD"), Cincinnati Bell Directory Inc. ("CBD"), Cincinnati Bell Supply Company ("CBS") and Cincinnati Bell Wireless Company ("CBW"), provides local telephone exchange services and products in Greater Cincinnati, long distance services, yellow pages and directory services, and telecommunications equipment. CBW was formed during the fourth quarter of 1997 for the purpose of providing customers in the Greater Cincinnati and Dayton markets advanced digital personal communications services ("PCS"), voice, paging, e-mail messaging, other features and associated products.

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

     Each of CBIS, MATRIXX and CBT has growth strategies in its respective markets. CBIS's strategy is to utilize the scale of its data processing operations and its extensive industry knowledge and experience to be the leading provider of customer-care and billing services and network provisioning and management systems to the growing communications and cable/broadband industries. MATRIXX's strategy is to develop long-term strategic outsourcing relationships for customer management services in support of large clients in the telecommunications, technology, financial services, consumer products and direct response industries. CBT's strategy is to be the leading full-service provider of communications services and products in Greater Cincinnati by leveraging off its well-regarded brand name, excellent service record and tradition of quality to market bundled communications, information, data and entertainment services.

INFORMATION SYSTEMS

Cincinnati Bell Information Systems Inc.

GENERAL

     CBIS was formed in 1983 to leverage the Company's knowledge and expertise in data processing and billing for the telecommunications industry. CBIS provides data processing services and software systems that generate billing information and manage customer information for communications services businesses. CBIS's customers are primarily large corporations in the U.S. communications industry. CBIS accounted for approximately 30% of the Company's 1997 consolidated revenues and 34% of its total operating income excluding special items.

     CBIS is the leading provider of billing and customer-care services to the wireless telecommunications market in North America, which includes cellular and "PCS" businesses. Recently, subscriber growth in the domestic wireless industry has averaged about 25% per year. CBIS's billing systems serve many of the top wireless carriers. They generate bills for wireless telephone customers in each of the top 50 U.S. metropolitan areas. CBIS's service bureaus generated billing information for monthly customer statements for approximately 30% of U.S. wireless subscribers in 1997. CBIS's revenue from wireless clients increased from $144 million in 1993 to $366 million in 1997.

     CBIS also provides billing and customer-care services to companies that operate traditional wireline telecommunications networks, including CBT. It develops network management systems for communications companies and customer-care and billing systems for cable television systems operators in the U.S. and Europe. CBIS's systems also support the provision of telephone services by cable television system operators in the U.S. and in Europe. CBIS offers service bureau billing services to the cable television industry.

     During 1997, CBIS entered into a strategic relationship with Wiztec Solutions Ltd. ("Wiztec") (which included acquiring a minority ownership interest in, and the option to acquire a majority ownership interest in, Wiztec), which added billing capabilities for CBIS in the global and direct broadcast satellite marketplaces. In addition, CBIS entered into another strategic relationship to add billing capabilities for consolidated Internet services.

     CBIS's headquarters are in Cincinnati, Ohio. It has major operations in Ohio, Florida, Illinois, Georgia and Virginia. It also has operations in the United Kingdom, Switzerland and The Netherlands.

BUSINESS

     CBIS serves clients principally by processing data and creating bills using proprietary software. CBIS provides and manages billing systems in service bureaus where its experience results in significant cost and service advantages for clients. These advantages include predictable costs, information management expertise, access to advanced technology without capital expense, and reliance on a provider focused on billing.

     CBIS's data processing services are carried out in its data centers in Cincinnati and Orlando. It uses information from communications service providers to calculate and generate bills for the usage of communications services, generally on a monthly cycle. CBIS strives to provide state-of-the-art systems and facilities that provide reliability and responsiveness. CBIS's systems select the correct plan for each customer from the thousands of pricing plans provided by its clients. These systems generate information for more than 16 million bills per month, including approximately 700,000 bills generated for CBT. CBIS's computers process over 465 million transactions, including transactions for CBT, per month. CBIS's revenue from this business is determined in large part by the number of bills it produces and the number of accounts it manages.

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

     Most of CBIS's services are provided under contracts for terms of two to ten years, certain of which may be terminated at specified times on prior written notice. CBIS's three largest clients, other than CBT, are AT&T, 360(cents) Communications and Ameritech Corporation which collectively accounted for approximately 62% of CBIS's 1997 revenues. Several multi-year contracts cover essentially all of CBIS's relationships with AT&T businesses, including its contract with AT&T Wireless and CMT Partners for the provision of wireless customer-care and billing services through 2001. In 1997, CBIS signed a contract extension with CBT to extend its contract until 2006. Another client (whom the Company had earlier reported might terminate its relationship with CBIS), representing approximately 7% of CBIS's 1997 revenues, committed to renew the relationship through August 2004. Other CBIS customers include selected cable television systems owned by Time Warner Inc. and Cox Communications, Inc., and the public telecommunications services providers in Switzerland and The Netherlands. Some clients have purchased CBIS software to operate in their own data centers. CBIS recently introduced service bureau billing as an option for its cable television clients. CBIS may renegotiate one or more major contracts in 1998 exchanging lower prices for longer contract terms and a broader relationship. The negotiations could negatively impact future results.

     CBIS's systems development and support are dependent on its ability to attract and retain its professional staff. There can be no assurance that CBIS's labor costs will not increase in the future.

MARKETS

     The wireless industry's subscriber base exceeded 53 million at the end of 1997. At the end of 1997, CBIS's data centers generated billing information for more than 16 million monthly customer statements for wireless subscribers. Billing and customer-care for wireless and wireless-related telecommunications services in North America accounted for more than 66% of CBIS's 1997 total revenue.

     A significant amount of CBIS' growth is directly related to increased wireless subscribers in the United States. As the installed base of wireless customers becomes larger, growth rates should decrease. Additionally, certain international network management system development projects are nearing completion causing a need for new sources of revenues to achieve growth.

COMPETITION

     Competition in the information services market is based primarily on product quality, performance, price and the quality of client service. CBIS's competitors include firms as large and larger than CBIS as well as potential competitors from other markets similar to those served by CBIS. Major competitors of CBIS include Alltel Corporation, American Management Systems Inc., Andersen Consulting Group, Saville Systems, Inc., LHS, Inc. and ITDS, Inc. Niche providers or new entrants could capture a segment of the information services market by developing new systems or services that could impact CBIS's market potential. CBIS's clients and potential clients are generally large companies with substantial resources and the capability to provide needed services for themselves rather than outsourcing such services. Faced with increasing competition, there can be no assurance that CBIS can grow at the same rate as in the past.

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

YEAR 2000

     CBIS will incur a substantial amount of Year-2000 programming costs because it is reliant on information systems software and equipment. These costs will likely be in the range of $15 million to $20 million in 1998, and are expected to be lower in 1999. The demand for programming resources to address the Year 2000 issue worldwide could constrain CBIS's ability to hire and retain the required resources and lead to increased labor costs for programming talent. CBIS believes that its ability to maintain a leadership position in the technological development of billing systems will be critical to its future.

OPPORTUNITIES

      Increased competition in the communications industry should increase the opportunities for CBIS. One such opportunity, PCS, uses digital technologies to increase the range of features, service quality and operating efficiency of mobile communications services.

     CBIS has contracts to provide customer-care and billing services to three of the largest potential providers of PCS services in the United States based on both issued and projected license awards. PrimeCo Personal Communications L.P. ("PrimeCo"), a wireless partnership among AirTouch, Bell Atlantic Corporation and U S West Media Group, has an agreement with CBIS for CBIS to be its exclusive customer-care and billing solutions provider. PrimeCo owns PCS licenses covering approximately 57 million net POPs (potential customers adjusted for equity ownership) and is ranked as the third largest owner of PCS A and B block licenses. CBIS has an exclusive customer-care and billing contract with Sprint PCS, a wireless partnership among Sprint Corporation, Tele-Communications, Inc., Comcast Cellular and Cox Communications, Inc. Sprint PCS owns PCS licenses covering approximately 195 million net POPs and is the largest owner of PCS A and B block licenses. Additionally, CBIS has an agreement with AT&T to provide customer-care and billing services to AT&T for PCS services. AT&T Wireless owns PCS licenses covering approximately 114 million net POPs and is the second largest owner of PCS A and B block licenses.

TELESERVICES

MATRIXX Marketing Inc.

GENERAL

     During the fourth quarter of 1997, MATRIXX announced agreements to acquire AT&T's teleservices unit, AT&T Solutions Customer Care ("Transtech"), and the teleservices assets of Maritz, Inc. With the consummation of these acquisitions in the first quarter of 1998, MATRIXX became the teleservices industry leader. MATRIXX provides a full range of customer service, sales support, help desk and teleservices solutions to major companies in its targeted industries. In 1997, MATRIXX accounted for approximately 24% of the Company's consolidated revenue and 14% of total operating income excluding special items.

     MATRIXX principally focuses on developing long-term, strategic outsourcing relationships with large clients in the communications, technology, financial services, consumer products and direct response industries. MATRIXX focuses on clients in these industries because of the complexity of the services required, the anticipated growth of their businesses and their continuing need for customer service support. Often, the level of support these companies require and the close relationships they build with MATRIXX lead to higher returns versus short-term campaign programs. For example, MATRIXX has a team of sales account managers who are the dedicated sales channel to a consumer products company's retail and wholesale accounts. MATRIXX's team manages the company's day-to-day relationships with those accounts. This extension of the company's sales organization allows for more frequent customer contact at a lower cost. The dedicated team also assists the company in its marketing efforts through database management, product movement reports and market trends analysis.

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

     During the second half of 1997, the traditional market sector experienced softness. As a result, to enhance services to its clients, improve productivity, and better position itself for further growth, MATRIXX announced a restructuring plan in the fourth quarter and recorded a restructuring charge of $35 million. The changes from the restructuring plan are expected to contribute $10 million in annual savings when fully implemented.

     During 1997 MATRIXX opened three new call centers and announced the plan to restructure its operations to achieve increased productivity in customer focus. With the acquisition of Transtech and Maritz, MATRIXX operates 32 North American and 2 international call centers with over 14,000 available production workstations and approximately 25,000 customer-care representatives, including full-time and part-time employees and contract workers.

     MATRIXX is headquartered in Cincinnati. It operates domestic call centers in Ohio, Utah, Colorado, Arizona, Wisconsin, Nebraska, Oklahoma, Missouri, Florida, California, Tennessee, North Carolina and Texas and international call centers in Paris, France, Newcastle, England, and Winnipeg, Canada.

RECENT DEVELOPMENTS

     On January 8, 1998, MATRIXX acquired the teleservices assets of Maritz Inc. which had revenues of approximately $50 million in 1997. The acquisition is expected to increase MATRIXX's revenues in 1998 and have an immaterial impact on earnings.

     On March 3, 1998, MATRIXX acquired Transtech for approximately $625 million. The acquisition will initially be financed through short-term debt. The acquired operations had revenues of approximately $400 million in 1997. The acquisition and related financing is expected to have a dilutive effect on 1998 earnings and will further increase MATRIXX's concentration of revenues from its three largest clients. The acquisition will nearly double the size of MATRIXX, making it the world's largest provider of outsourced teleservices. A successful integration of Transtech's operations with those of MATRIXX is important for the Company to achieve its business objectives.

BUSINESS

     MATRIXX provides two categories of teleservices. Traditional services offers shared capacities for large sales campaigns and major direct response programs. Outsourced dedicated services require dedicated agents to handle a specific company's more complex needs for customer service, technical help-desk support and sales account management. Other outsourced services are interactive voice response, Internet E-mail response, research and database management. Based on 1997 revenues, approximately 75% of MATRIXX's business involved responding to inbound calls. MATRIXX considers its industry focus and differentiation of service offerings to be its competitive strengths.

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

     MATRIXX's client base primarily includes large companies in the telecommunications, technology, financial services, consumer products and direct response industries. MATRIXX's largest customers in 1997 were DIRECTV-Registered Trademark-, AT&T and American Express Company, which collectively accounted for approximately 36% of 1997 revenues.

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

     The market for outsourced teleservices, including automated services, is approximately $6 billion. In addition, industry sources estimate that a considerably larger volume of teleservices was managed and operated internally, through dedicated in-house call centers. MATRIXX believes that corporations will outsource an increasingly larger percentage of such teleservices, further fueling the growth of the outsourced market.

     The principal drivers of MATRIXX's overall market growth are expected to be the increasing use of targeted marketing strategies by companies, the effectiveness of programs that involve frequent one-on-one contact as a means of enhancing customer loyalty and the lower cost of sales and marketing over the phone compared to other customer service methods. Additionally, as companies seek to achieve greater strategic focus and operating efficiency, a greater percentage are expected to seek to outsource telephone-based customer-care services and sales coverage programs. The Company believes that MATRIXX is well-positioned to capture significant amounts of this business because its marketing expertise and technological resources enable it to deal with increasingly complex customer interactions.

COMPETITION

     The teleservices industry in which MATRIXX competes is extremely competitive and highly fragmented. MATRIXX competes with the in-house teleservices operations of its current and potential clients, other large teleservices companies such as APAC Teleservices, Inc., ITI Marketing Services Inc., Precision Response Corporation, SITEL Corporation, TeleTech Holdings, Inc., West Teleservices Corporation and numerous smaller companies. MATRIXX also competes with alternative marketing media such as television, radio and direct mail advertising. MATRIXX differentiates itself from competitors based on its size and scale, selective industry and client focus, financial and technical resources and business reputation.

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

YEAR 2000

     MATRIXX has begun to incur costs in response to the Year 2000 issue. These costs are expected to be in a range of $12 to $18 million in 1998, including approximately $8 to $10 million for Transtech. MATRIXX's Year 2000 costs are expected to be lower in 1999.

OPPORTUNITIES

     MATRIXX believes that the growth of teleservices as a communications medium and the trend to outsource customer service, technical help-desk and sales coverage programs offer significant opportunities to grow its business. Companies now realize that they can improve customer service and increase sales while reducing costs. In addition, MATRIXX has developed services for other subsidiaries of the Company that it can market to other clients. For example, MATRIXX and CBT worked together to develop MATRIXX's help desk support service for CBT's FUSE-Registered Trademark- Internet access service, a support service MATRIXX is offering to other third-party clients. CBIS is also collaborating with MATRIXX to provide data processing services and enhanced customer management software as well as jointly offering end-to-end value-added solutions to communications providers.

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

COMMUNICATIONS SERVICES

Cincinnati Bell Telephone Company

GENERAL

     CBT was founded as The City and Suburban Telegraph Association in 1873, three years before the invention of the telephone. In 1878, CBT became the first telephonic exchange in Ohio and the tenth in the nation.

     CBT provides telecommunications services and products, mainly local service, network access and toll telephone services, to business and residential customers in most of the Cincinnati metropolitan area, including principally four counties of southwestern Ohio, principally six counties in northern Kentucky and parts of two counties in southeastern Indiana. Approximately 82% of intrastate revenues are derived from Ohio sources, 18% from Kentucky and minor amounts from Indiana. The Cincinnati Bell Telephone brand name is well-known among CBT's customers. CBT bundles a broad and increasing range of communications-related products and services under that name. In 1997, CBT provided 37% of the Company's revenue and 39% of its operating income excluding special items.

     CBT's service record is among the best in the industry. Based on reports to the Federal Communications Commission ("FCC"), CBT receives fewer customer reports of service trouble per line than do nearly all other large U.S. telecommunications companies. In 1997 CBT averaged only 1.18 trouble reports per 100 customer lines per month. In 1996 (latest information available) comparable RBOC rates ranged from 1.22 to 2.74, and the rate for selected independent telephone companies ranged from 1.91 to 3.19. In the face of increased access line growth, CBT has an exceptional record for keeping installation appointments and for completing new service orders within five days.

     Since the beginning of 1990, CBT has invested more than $885 million to upgrade its plant and equipment with modern technology. Of its network access lines, 97% are served by digital switches, 100% have ISDN capability and 100% have Signaling System 7 capability, which supports enhanced features such as Caller ID, Call Trace and Call Return.

RECENT DEVELOPMENTS

     On February 2, 1998, the Company announced that it had reached a multi-year renewal of agreements between CBT and AT&T under which the companies provide services to each other. Revenues from the new agreements are expected to be less than 5% of the segment's annual revenues.

     On March 19, 1998, CBT reached a settlement of its Ohio alternative regulation case. The Public Utilities Commission of Ohio (the "PUCO") must approve the settlement before it is effective. For details regarding the settlement, see "Cincinnati Bell Telephone Company - Regulation - Ohio."

BUSINESS

     On December 31, 1997, CBT had approximately 1,005,000 network access lines in service, an increase of 4.9% or 47,000 lines from December 31, 1996. Approximately 68% of CBT's network access lines serve residential customers and 32% serve business customers. The growth in additional access lines to residential customers has been particularly strong at CBT over the last several years. These customers are adding lines for Internet access, home offices and increased voice communications use. In 1997, additional lines accounted for more than 56% of residential lines added during the year. As of December 31, 1997, approximately 11% of CBT's residential customers had additional access lines. CBT expects strong growth in additional lines to continue.

     Approximately 97% of CBT's network access lines are served by digital switches that facilitate the transmission of voice, video and data content across CBT's network. CBT has approximately 1,500 miles of fiber optic cable throughout the network. This fiber cable provides SONET self-healing optical rings to eight business districts and 17 customer-specific applications, connections between switching offices, and local loop facilities.

     CBT provides voice, data and video transmission, custom calling services, public telephone services and billing services. CBT is bundling various of its services to provide customers with a packaged solution to their communication needs. In addition, CBT is a sales agent for certain products and services of AT&T, Lucent Technologies and other companies as a full-service provider of communications products and services to business customers. CBT sells and installs direct broadcast satellite ("DBS") services and equipment under an agreement with DIRECTV-Registered Trademark-, United States Satellite Broadcasting Co. and certain DBS equipment vendors, and was one of the first local exchange telephone companies in the nation to introduce an Internet access service for its residential and small business customers. During 1997 CBT significantly grew its FUSE Internet access service to become the largest Internet access provider in the Cincinnati market. CBT has introduced high-capacity local area network interconnection services and ISDN services. CBT is also expanding its presence in the data network solutions arena, offering project management, installation, maintenance, monitoring and Internet/intranet solutions to its customers.
CBT is presently performing market trials on digital subscriber line technology, which holds the promise of high-speed data communications. These new services demonstrate CBT's ability to innovate and adapt to emerging trends in telecommunications.

     Local services generated approximately 58% of CBT's revenues in 1997. The increasingly competitive network access and toll services generated 29% of CBT's 1997 revenues, a smaller percentage than most of the nation's largest local exchange telephone companies receive. The remainder of CBT's revenues come from other communications services, including commissioned sales, maintenance and repair services as well as billing services.

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

REGULATION

     CBT's local exchange, network access and toll telephone operations are regulated by the PUCO, the Public Service Commission of Kentucky ("PSCK") and the FCC with respect to rates, services and other matters.

     Recently enacted and future legislative and regulatory initiatives will have an impact on CBT and other incumbent local exchange carriers ("LECs"), including the Regional Bell Operating Companies ("RBOCs") and other independent telephone companies. The extent of that impact will not be known until the initiatives are fully implemented. The basic thrust of these initiatives is to encourage and accelerate the development of competition in the telecommunications industry by removing legal barriers to competition across major segments of that industry. Under the initiatives, companies that were limited to one or more of those segments, including local exchange, long distance, wireless, cable television and information services, can enter the other segments to compete with the incumbent providers and other new entrants.

FEDERAL - CBT's operations are greatly impacted by the Telecommunications Act of 1996 (the "Act") and rules and regulations thereunder. The Act requires incumbent LECs, such as CBT, to interconnect with the networks of other service providers, unbundle certain network elements and make retail telecommunications services available to competing providers at wholesale rates. Beginning in 1996, the FCC adopted orders implementing the Act's provisions to open local exchange service markets to competition.

     On August 8, 1996, the FCC issued its order on interconnection, the first of three significant rulings that will determine the ground rules for local exchange competition. CBT and several other incumbent LECs sought review of this order by the United States Court of Appeals on the grounds that the order is inconsistent with the requirements of the Act. On July 18, 1997, the Court of Appeals issued its decision on this matter stating that the FCC rules exceeded the FCC's authority under the Act in several areas. Among other things, the Court rejected the FCC pricing guidelines and the "pick and choose" rule which would have allowed new entrants to select the most favorable provisions of interconnection arrangements. The Court did affirm the obligation of incumbent LECs to let rival companies use their electronic ordering systems and various elements of their network. On October 14, 1997, the Court issued an order that vacated the portion of the FCC's interconnection rules that required incumbent LECs to combine unbundled network elements for interconnectors. With the Court of Appeals decision, which has been appealed by the FCC to the U. S. Supreme Court which has granted certiorari, these issues on interconnection and pricing presently fall into the state jurisdiction, the effects of which on CBT cannot yet be determined.

     On May 7, 1997, the FCC adopted orders on access charge reform and a new universal service program. The access charge reform order generally removed from minute-of-use access rates, costs that are not incurred on a per-minute-of-use basis. The order also adopted changes to the interstate rate structure for transport services which are designed to move the charges for these services to more cost-based levels. The universal service order reformed the existing system of universal service in a manner that will permit local telephone markets to move to a competitive arena. The order provides continued support to low-income consumers and will help to connect eligible schools, libraries and rural health care providers to the global telecommunications network. Several parties have filed cases with the Court on various issues within these two orders. Given the ongoing regulatory and judicial developments in these areas, it is not yet possible to determine the impact of the Act and related FCC regulations on CBT operations.

     Effective July 1, 1997, CBT's price cap tariff filing was approved by the FCC without suspension. This means CBT's interstate access and toll prices will be regulated, rather than its earnings. Prices will be capped or indexed annually based on the difference of inflation, as measured by the GDP-PI, a 6.5% productivity offset and exogenous cost adjustments. The FCC retained provisions that allow carriers earning less than a 10.25% rate of return to adjust their indices to reflect the 10.25% level. The election of price caps will better enable CBT to meet the challenges being faced in the new competitive environment. CBT and Citizens Utilities have filed petitions for reconsideration with the FCC to revisit the establishment of the 6.5% productivity offset. In addition, several appeals have been filed with the U.S. Court of Appeals regarding the order establishing the 6.5% productivity offset. At this time, the impact of the petition for reconsideration and the appeals cannot be determined.

OHIO - Beginning in 1997, CBT has begun to see competition under the PUCO's local service guidelines. The ultimate impact of the increased competition will depend upon court rulings and the results of CBT's alternative regulation proceeding. A number of entities have requested interconnection arrangements with CBT to date. CBT has negotiated interconnection arrangements with five wireless carriers (Airtouch, Ameritech Cellular, GTE Wireless, AT&T Wireless, and Nextel Wireless). On August 7, 1997, CBT filed a two year interconnection agreement with Time Warner Communications with the PUCO. Two additional negotiated agreements (with Intermedia Communications and TCG of Ohio) were completed and filed with the PUCO in the fourth quarter of 1997. The agreements set terms by which these companies will connect to CBT's network, including how calls will be exchanged and how each company will be compensated.

     In August 1997, the PUCO issued decisions in arbitration cases involving CBT and MCI and IntelCom Group (ICG). These rulings set terms, prices and conditions for connection with CBT's network. Revised interconnection agreements between CBT and these companies have been filed, and both companies are proceeding with plans to offer local service in Ohio. MCI's agreement includes terms for MCI to resell CBT's communications services, as well as for MCI to be a facilities-based competitor.

     On February 5, 1997, CBT filed an application with the PUCO seeking approval of a new alternative regulation plan called "Commitment 2000" to supersede an existing plan which expired in May 1997. On March 19, 1998, CBT reached a settlement of this case. The settlement was finalized in negotiations with the PUCO staff, the Office of Consumers Counsel and parties involved in CBT's Commitment 2000 proceedings. The settlement must be approved by the PUCO before it is effective.

     Under the terms of the settlement, CBT will: (i) maintain basic residential service rates until July 2001; (ii) set business rates based on market conditions; (iii) continue to provide telecommunications services for resale to competitive local service providers in Ohio; (iv) reduce residential rates for qualified, low-income customers by approximately 30%;
(v) provide a larger toll-free calling area; and (vi) include Touch-Tone as part of all customers' basic telephone service.

     Under the settlement, rates that business customers pay will decline by $4 million. The exact amount of the decrease will depend on the number of additional features that each business has activated with rates for customers with basic line and trunk access to CBT's network decreasing an average of 3.5% for business customers.

     Access charges, the amount paid by long distance companies to use CBT's network, also would decrease under terms of the settlement by $8 million during the next nine months. Approximately $4.2 million of the rate reduction will occur upon implementation of the plan with the remainder occurring on January 1, 1999. Under terms of the agreement, AT&T and MCI would be required to pass through their portion of the access charge savings in the form of lower long distance rates.

     The settlement also transitions CBT to a more flexible form of regulation. In particular, the settlement means that CBT would no longer be constrained by rate-of-return or earnings-monitored regulation. It does not include productivity offsets and provides for reasonable service-quality requirements. The resale of CBT's services in Ohio would continue at current Ohio discount rates of 11.92% or 12.62%, depending on whether the reseller provides its own directory and operator services.

KENTUCKY - On May 9, 1997, CBT filed a petition with PSCK for suspension and modification of certain requirements of local competition mandated by the FCC. The PSCK opened a proceeding to address CBT's request and set the matter for hearing in October 1997. On September 30, 1997, CBT filed to withdraw its petition due to a delay by the PUCO to a similar request on the Company's Commitment 2000 Plan. CBT may refile its request with the PSCK after a decision is rendered in Ohio.

     CBT has received a notice from the PSCK that a management audit will be conducted beginning in the first quarter of 1998. The PSCK is required to periodically conduct management audits of the largest regulated entities under its jurisdiction.

COMPETITION

     Evolving technology, the preferences of consumers and policy makers, and the convergence of other industries with the telecommunications industry are causes for increasing competition throughout the telecommunications industry. The range of communications services, the equipment available to provide and access such services and the number of competitors offering such services continue to increase. That increase expands the means by which CBT's network may be bypassed. Furthermore, recently enacted legislative and regulatory initiatives and additional regulatory developments that are expected in the near future are likely to encourage and accelerate the development of competition in all segments of the telecommunications industry by removing legal barriers to competition across segments of that industry. These initiatives and developments could make it more difficult for CBT to maintain current revenue and profit levels.

     Local exchange telecommunications competitors will include other major local exchange telecommunications companies, wireless services providers, interexchange carriers, competitive local exchange carriers and others.

     As a result of the changes in CBT's competitive and regulatory environment, the Company discontinued the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," at CBT. The result of this discontinuance was the recognition of a $210.0 million after-tax charge.

REGULATED MANDATED COSTS AND YEAR 2000

     CBT will continue to incur significant expenses in 1998 in preparation for regulator mandated interconnection and local number portability. In 1998, total mandated costs could be in a range of $15 to $25 million with the majority of these costs expected to be incurred in the first half of the year. Additionally, CBT's Year-2000 programming costs are expected to be in the range of $10 to $15 million in 1998 but should be less in 1999.

OPPORTUNITIES

     CBT plans to develop new products and services and market them in ways that leverage its well-regarded brand name, large installed customer base, reputation for service quality, communications industry knowledge and experience and extensive knowledge of its customers' preferences. CBT also will pursue co-branding opportunities and alliances with other service providers where appropriate. CBT will seek to increase its penetration of additional residential lines within its service area. In addition, CBT is actively working to increase the market penetration rate of higher margin enhanced services such as Caller ID, Call Return, Call Block and 3-Way Calling.

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

OTHER COMMUNICATIONS SERVICES BUSINESSES

Cincinnati Bell Long Distance Inc.

     CBLD resells long distance telecommunications services and products as well as voice mail and paging services to residential and business customers mainly in Ohio and several adjoining states. Its principal market focus is small- and medium-sized businesses, particularly businesses with two to twenty business access lines in service. CBLD augments its high-quality long-distance services with calling plans, network features and enhanced calling services to create customized packages of communications services for its clients. CBLD's resale activities are conducted pursuant to the regulatory requirements of state utility commissions. Although no material regulatory developments are pending, any such developments could have an effect on CBLD's resale activities. CBLD has filed with the PUCO an application to provide competitive local exchange services within the State of Ohio.

Cincinnati Bell Directory Inc.

     CBD provides Yellow Pages and other directory products and services as well as related information and advertising services. Its principal products are a White Pages directory and nine Yellow Pages directories. CBD continually evaluates new product offerings in both the print and emerging electronic categories of distribution.

Cincinnati Bell Supply Company

     CBS markets computer and telecommunications equipment. Its principal market is the secondary market for used and surplus telecommunications systems, including AT&T-brand systems.

Cincinnati Bell Wireless Company

     On February 3, 1998, the Company announced a venture (through its subsidiary CBW) with AT&T to provide PCS in the Greater Cincinnati and Dayton markets. The venture agreement provides that CBW will acquire an 80% interest in the venture for more than $100 million. The closure of this transaction, which the Company believes will occur sometime in 1998, is dependent upon, among other things, FCC approval of a PCS license transfer from AT&T to the venture. CBW is committed to funding certain start-up operating losses of the venture beginning in February 1998. Accordingly, the Company will reflect CBW's share of the losses in its consolidated financial reporting as incurred. Company management expects these losses to be approximately $.15 per share in 1998. This expectation is based upon several assumptions including the actual closing of the transaction and market acceptance of the PCS offering and, therefore, actual losses could vary significantly from the Company's expectation.

Other

     The Company also owns a 45% limited partnership interest in a cellular telephone service business that covers much of central and southwestern Ohio, northern Kentucky and small portions of southeastern Indiana. The Company's proportionate share of this cellular market represents approximately 2.3 million POPs. See Item 3. "Legal Proceedings".

     The Company was the successful bidder for a 10MHz license to offer PCS service in the Greater Cincinnati area in an FCC-sponsored auction. The Company has not yet begun to build out this license. Ameritech, as general partner of a limited partnership offering cellular service in much of central and southeastern Ohio, including Greater Cincinnati, and in which the Company is a 45% limited partner, filed suit in Delaware Chancery Court seeking a declaratory judgment that the Company had withdrawn from the partnership.
The Delaware Chancery Court has dismissed the suit, and the plaintiff has appealed to the Supreme Court of Delaware. The carrying value of the Company's investment at December 31, 1997 was $56.5 million. The rights to future earnings of the partnership, the ability of the Company to realize the market value of its investment and the Company's ability to provide competitive PCS services would be uncertain if the suit were reinstated and decided in favor of the plaintiff general partner.

     The Company's other communications services businesses face intense competition in their markets, principally from larger companies. They primarily seek to differentiate themselves by providing existing customers with superior service and by focusing on niche markets and opportunities to develop and market customized packages of services. CBLD's competitors include interexchange carriers and selected local telecommunications services companies. CBD's competitors are directory services companies, newspapers and other media advertising services providers in its region. CBD now competes with its former sales representative for Yellow Page Services; such competition may affect CBD's ability to grow profits and revenues. Supply's competitors include vendors of new and used communications and computer equipment, operating regionally and across the nation.

CAPITAL ADDITIONS

     The Company has been making large expenditures for construction of telephone plant and investments in its existing subsidiaries and new businesses. As a result of these expenditures, the Company expects to be able to introduce new products and services, respond to competitive challenges and increase its operating efficiency and productivity.

     The following is a summary of capital additions for the years 1993 through 1997:


                            Dollars in Millions
          ----------------------------------------------------------
                                 Investments in
          Telephone Plant     Existing Subsidiaries    Total Capital
           Construction        and New Businesses        Additions
           ------------        ------------------        ---------
1997         $ 141.1                 $  95.0               $236.1
1996         $ 101.4                 $ 119.4               $220.8
1995         $  90.3                 $  76.5               $166.8
1994         $ 112.8                 $  43.4               $156.2
1993         $ 111.6                 $ 123.8               $235.4

     The total investment in telephone plant increased from approximately $1,409 million at December 31, 1992, to approximately $1,634 million at December 31, 1997, after giving effect to retirements but before deducting accumulated depreciation at either date.

     Capital additions for 1998, excluding acquisitions, are estimated to be up to $260 million. The acquisitions of Transtech and the teleservice assets of Maritz Inc., along with the investment in a PCS venture, could add in excess of $750 million to this amount bringing total 1998 capital expenditures to more than $1 billion. These acquisitions will initially be financed through short-term debt. The Company may issue equity in the future to maintain its desired credit ratings. The estimated amount of capital additions does not include any additional acquisitions that may occur in 1998.

EMPLOYEES

     At December 31, 1997, the Company and its subsidiaries had approximately 20,800 employees. CBT and CBIS had approximately 2,400 employees covered under collective bargaining agreements with the Communications Workers of America, which is affiliated with the AFL-CIO. The collective bargaining agreements expire in May 1999 as to CBT and September 1999 as to CBIS.

BUSINESS SEGMENT INFORMATION

     The amounts of revenues, operating income, assets, capital additions, depreciation and amortization attributable to each of the business segments of the Company for the year ended December 31, 1997, are set forth in the table relating to business segment information in Note 17 of the Notes to Financial Statements in the Company's annual report to security holders, and such table is incorporated herein by reference.

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

REGULATORY AND COMPETITIVE TRENDS REGARDING TELEPHONE OPERATIONS

     For a discussion of this factor, see "Business-Communications Services
- Cincinnati Bell Telephone Company - Regulation."

CUSTOMER CONCENTRATION

     MATRIXX, CBIS and CBT rely on several significant customers for a large percentage of their respective revenues. Their relationships with customers are typically based on written contracts with a set term; however, such contracts may contain provisions that allow a customer at any time to terminate the relationship prior to the end of the contract term. In the case of MATRIXX, three customers represented 36% of its 1997 revenues. In the case of CBIS, its three largest customers, other than CBT, collectively represented approximately 62% of its 1997 revenues. Each of the Company's major subsidiaries derives significant revenues from AT&T and its affiliates by providing network services, billing and customer care systems and telephone marketing services. During 1997, revenues from AT&T accounted for 23% of the Company's consolidated revenues under various independent contracts with one or more of its subsidiaries; this percentage will probably increase in 1998 as a result of the Transtech acquisition. Thus, the loss of one or more significant customers could have a material adverse effect on the Company's operating results.

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

YEAR-2000 PROGRAMMING

     The Company incurred $14.1 million in expenses in 1997 in order to prepare its software and systems for the Year 2000. The estimate for Year-2000 programming costs in 1998 could be in a range up to approximately $50 million, including approximately $8 to $10 million for Transtech, but these costs are expected to be lower in 1999. Some major CBIS applications are expected to be Year-2000 compliant in 1998. If the Company were to be unsuccessful in readying its software and systems for the Year 2000, the effect that this would have on client relationships, particularly in the Information Systems segment, would have a material adverse impact on the Company. The failure of one of the Company's significant clients or suppliers to successfully modify their systems for the Year 2000 could also have an adverse impact on the Company.

BUSINESS DEVELOPMENT

     The Company continues to review opportunities for acquisitions and divestitures for all of its business.

ITEM 2.  PROPERTIES

     The property of the Company is principally telephone plant which does not lend itself to description by character and location of principal units. Other property of the Company is principally computer equipment, computer software, furniture and fixtures.

     The gross investment in telephone plant and other property, in millions of dollars, at December 31, 1997 was as follows:


Telephone Plant

     Land, buildings and leasehold improvement                  $196.7
     Central office equipment                                    648.8
     Connecting lines (not on customer premises)                 660.3
     Station equipment                                            26.8
     Furniture, fixtures, vehicles and other                      83.8
     Telephone plant under construction                           17.3
                                                              --------
                Total telephone plant                          1,633.7
                                                              --------

Other Property

     Information systems                                         211.5
     Teleservices                                                129.5
     Other                                                        37.1
                                                              --------
                Total other property                             378.1
                                                              --------

                Total                                         $2,011.8
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

ITEM 3.  LEGAL PROCEEDINGS

     None, except as described below.

     In November 1996, the Company's partner in a cellular partnership sued the Company seeking a declaratory judgment that the Company be denied the opportunity to provide PCS services and be required to withdraw from the partnership. After the Company was the successful bidder for a PCS license, the partnership's general partner amended its lawsuit to seek a declaratory judgment that the Company had withdrawn from the partnership. The Company believes that none of its actions conflict with its partnership interest and that it continues to be a limited partner in good standing in the partnership. The Delaware Chancery Court has dismissed the suit, and the plaintiff has appealed to the Supreme Court of Delaware. CINCINNATI SMSA LIMITED PARTNERSHIP V. CINCINNATI BELL CELLULAR SYSTEMS COMPANY, Supreme Court of State of Delaware, Case No. 429, 1997. The carrying value of the Company's investment at December 31, 1997 was $56.5 million. The rights to future earnings of the partnership, the ability of the Company to realize the market value of its investment and the Company's ability to provide competitive PCS services would be uncertain if the suit were reinstated and decided in favor of the plaintiff general partner.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT (DURING 1997).

     The names, ages and positions of the executive officers of the Company are as follows:


          Name                      Age                 Title
          ----                      ---                 -----
                              (as of 3/31/98)

Charles S. Mechem, Jr. (a,b)         67           Chairman of the Board

John T. LaMacchia (a,b)              56           President and Chief
                                                  Executive Officer

James F. Orr (a,b)                   52           Chief Operating Officer

William D. Baskett III (c)           58           General Counsel and Secretary

Brian C. Henry                       41           Executive Vice President and Chief
                                                  Financial Officer

Richard G. Ellenberger (d)           45           President and Chief Executive Officer of
                                                  CBT

Robert J. Marino                     50           President and Chief Executive Officer of
                                                  CBIS

David F. Dougherty                   41           President and Chief Executive Officer of
                                                  MATRIXX

William H. Zimmer III (e)            44           Treasurer


-------------------
(a)  Member of the Board of Directors

(b)  Member of the Executive Committee

(c)  Secretary since November 1997

(d)  President and Chief Executive Officer of CBT since June 1997

(e)  Secretary until October 31, 1997 and Treasurer until December 23, 1997.

Officers are elected annually but are removable at the discretion of the Board of Directors.

CHARLES S. MECHEM, JR., Chairman of the Board of the Company since 1996; Commissioner Emeritus, Ladies Professional Golf Association ("LPGA"); Commissioner of the LPGA, 1991-1995; Chairman of The United States Shoe Corporation, 1993-1995; Director of AGCO, Mead Corporation, Ohio National Life Insurance Company, J.M. Smucker Company, Star Bank Corp. and its subsidiary, Star Bank, N.A.

JOHN T. LAMACCHIA, President and Chief Executive Officer of the Company since 1993; President of the Company since 1988; Chairman of CBT since 1993; Chief Operating Officer of the Company, 1988-1993; Chairman of CBIS, 1988-1996. Director of The Kroger Company and Burlington Resources Inc.

JAMES F. ORR, Chief Operating Officer of the Company and Chairman of CBIS since 1996; Chairman of MATRIXX since 1997; Executive Vice President of the Company and President and Chief Executive Officer of CBIS, 1995-1996; Chief Operating Officer of CBIS, 1994; President and Chief Executive Officer of MATRIXX 1993-1994.

WILLIAM D. BASKETT III, General Counsel and Chief Legal Officer of the Company since July 1993; Secretary of the Company since November 1997; Partner of Frost & Jacobs 1970-1997.

BRIAN C. HENRY, Executive Vice President and Chief Financial Officer of the Company since 1993; Chief Operating Officer of CBIS since March 1, 1998. Vice President and Chief Financial Officer of Mentor Graphics, 1986-1992.

RICHARD G. ELLENBERGER, President and Chief Executive Officer of CBT since June, 1997; Chief Executive Officer of Xl/Connect, 1996-1997; President, Business Services of MCI Telecommunications, 1995-1996; Senior Vice President, Worldwide Sales of MCI Telecommunications, 1994-1995; Senior Vice President, Branch Operations of MCI Telecommunications, 1993-1994; Vice President, Southeast Region of MCI Telecommunications, 1992-1993; Chief Operating Officer of Entrade Corporation, 1990-1992.

ROBERT J. MARINO, President and Chief Executive Officer of CBIS since September 17, 1996; Chief Operating Officer of CBIS, October 2, 1995 - September 17, 1996; President - Northeast Region of Nextel, November 1993 - September 1995; President of Houston Cellular Telephone Company, November 1990 - October 1993.

DAVID F. DOUGHERTY, President and Chief Executive Officer of MATRIXX since January 1, 1995; Senior Vice President and Chief Operating Officer U.S. Operations, 1993-1994; President of the Consumer Division, 1991-1992.

WILLIAM H. ZIMMER III, Secretary until October 31, 1997 and Treasurer of the Company, 1991-1997; Secretary and Assistant Treasurer of the Company, 1988-1991.

                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

     Cincinnati Bell Inc. (symbol: CSN) common shares are listed on the New York Stock Exchange and on the Cincinnati Stock Exchange. As of February 27, 1998, there were approximately 18,529 holders of record of the 136,420,671 outstanding common shares of the Company. The high and low sales prices and dividends declared per common share each quarter for the last two fiscal years are listed below:


Quarter                      1st        2nd           3rd            4th
-----------------------------------------------------------------------------
1997 High                $  33 3/4  $  33 1/4     $  32 1/4      $  31 1/8
     Low                 $  28 1/4  $  26 1/16    $  23 1/16     $  25 3/8
     Dividend Declared   $  .10     $  .10        $  .10         $  .10

1996 High                $  26 1/2  $  28 7/8     $  26 7/8      $  30 13/16
     Low                 $  15 7/8  $  23 7/16    $  22 11/16    $  23 1/8
     Dividend Declared   $  .10     $  .10        $  .10         $  .10



ITEMS 6 THROUGH 8.

     The Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Supplementary Data required by these items are included in the registrant's annual report to security holders for the fiscal year ended December 31, 1997, included in Exhibit 13 and are incorporated herein by reference pursuant to General Instruction G(2).

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

     The other information required by these items is included in the registrant's definitive proxy statement dated March 12, 1998, in the first paragraph on page 2, the accompanying notes on page 2 and the Section 16 (a) paragraph on page 2, the information under "Election of Directors" on pages 6 and 7, the information under "Share Ownership of Directors and Officers" on page 5, the information under "Executive Compensation" on page 12 through 17. The foregoing is incorporated herein by reference pursuant to General Instruction G(3).

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

          Report of Management                                        *

          Report of Independent Accountants                           *

          Consolidated Statements of Income                           *

          Consolidated Statements of Common Shareowners' Equity       *

          Consolidated Balance Sheets                                 *

          Consolidated Statements of Cash Flows                       *

          Notes to Financial Statements                               *

     (2)  Financial Statement Schedules:

          Report of Independent Accountants                           28

          II - Valuation and Qualifying Accounts                      29

     Financial statements and financial statement schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

* Incorporated herein by reference to the appropriate portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1997. (See Part II)

     (3)  Exhibits

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

                    Indenture dated July 1, 1993, between Cincinnati Bell Inc.,
                    Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell, Inc. 71/4% Notes Due
                    June 15, 2023.  Exhibit 4-A to Form 8-K, date of report July
                    12, 1993, File No. 1-8519.

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

                    Indenture dated August 1, 1971, between Cincinnati Bell
                    Telephone Company and Bank of New York, Trustee (formerly
                    The Fifth Third Bank was trustee), in connection with $50,000,000 of Cincinnati Bell Telephone Company Forty Year
                    7 3/8% Debentures, Due August 1, 2011.  A copy of this
                    Indenture is not being filed because it is similar in all material respects to the Indenture filed as Exhibit (4)(c)
                    (ii) above.

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

(10)(iii)(A)(1)*     Short Term Incentive Plan of Cincinnati Bell Inc., as
                     amended January 1, 1995.  (Exhibit (10)(iii)(A)(1)(i) to
                     Form 10-K for 1995, File No. 1-8519).

(10)(iii)(A)(2)(i)*  Cincinnati Bell Inc. Deferred Compensation Plan for
                     Non-Employee Directors, as amended July 1, 1983.  (Exhibit
                     (10)(iii)(A)(3) to Form 10-K for 1986, File No. 1-8519).

(10)(iii)(A)(2)(ii)* Cincinnati Bell Inc. Deferred Compensation Plan for
                     Outside Directors, as adopted effective December 31,
                     1996. (Exhibit (10)(iii)(A)(L)(i) to Form 10-K for 1996,
                     File No. 1-8519).

(10)(iii)(A)(3)(i)*  Cincinnati Bell Inc. Pension Program, as amended effective
                     November 4, 1991.  (Exhibit (10)(iii)(A)(4)(ii) to Form
                     10-K for 1994, File No. 1-8519).

(10)(iii)(A)(3)(ii)* Cincinnati Bell Pension Program, as amended and restated
                     effective March 3, 1997.

(10)(iii)(A)(4)*     Cincinnati Bell Inc. 1988 Incentive Award Deferral Plan, as
                     amended effective November 11, 1988.  (Exhibit (10)(iii)
                     (A)(5) to Form 10-K for 1988, File No. 1-8519).

(10)(iii)(A)(5)(i)*  Cincinnati Bell Inc. Senior Management Incentive Award
                     Deferral Plan, as amended January 1, 1984.  (Exhibit (10)
                     (iii)(A)(6) to Form 10-K for 1986, File No. 1-8519).

(10)(iii)(A)(5)(ii)* Amendment to Cincinnati Bell Senior Management Incentive
                     Award Deferral Plan (effective December 5, 1988).  (Exhibit
                     (10)(iii)(A)(6)(ii) to Form 10-K for 1988, File No.
                     1-8519).

(10)(iii)(A)(6)*     Executive Employment Agreement dated December 1,  1987,
                     between the Company and John T. LaMacchia. (Exhibit (10)
                     (iii)(A)(10) to Form 10-K for 1987, File No. 1-8519).

(10)(iii)(A)(7)*     Employment Agreement dated October 1, 1995, between
                     Cincinnati Bell Information Systems Inc. and Robert J.
                     Marino.  (Exhibit (10)(iii)(A)(7) to Form 10-K for 1996,
                     File No. 1-8519).

(10)(iii)(A)(8)(i)*  Employment Agreement dated as of January 1, 1995, between the Company and David F. Dougherty. (Exhibit (10)(iii)(A)
                     (11) to Form 10-K for 1995, File No. 1-8519).

(10)(iii)(A)(8)(ii)* Amendment to Employment Agreement dated as of January 1,
                     1995, between the Company and David F. Dougherty. (Exhibit
                     (10)(iii)(A)(12) to Form 10-K for 1995, File No. 1-8519).

(10)(iii)(A)(9)*     Executive Employment Agreement dated as of March 29,
                     1993, between the Company and Brian C. Henry.  (Exhibit
                     (10)(iii)(A)(14) to Form 10-K for 1993, File No. 1-8519).



(10)(iii)(A)(10)(i)*   Employment Agreement dated as of August 19, 1994, between
                       the Company and James F. Orr.  (Exhibit (10)(iii)(A)
                       (17)(i) to Form 10-K for 1994, File No. 1-8519).

(10)(iii)(A)(10)(ii)*  Amendment to Employment Agreement dated as of October 31,
                       1994, between the Company and James F. Orr. (Exhibit (10)
                       (iii)(A)(17)(ii) to Form 10-K for 1994, File No. 1-8519).

(10)(iii)(A)(11)*      Employment Agreement, dated June 9, 1997, between the
                       Company and Richard G. Ellenberger.

(10)(iii)(A)(12)*      Employment Agreement, dated January 1, 1998, between the
                       Company and William D. Baskett III.

(10)(iii)(A)(13)(i)*   Cincinnati Bell Inc. Executive Deferred Compensation
                       Plan. (Exhibit (10)(iii)(A)(17) to Form 10-K for 1993,
                       File No. 1-8519).

(10)(iii)(A)(13)(ii)*  Amendment to Cincinnati Bell Inc. Executive Deferred
                       Compensation Plan effective January 1, 1994.  (Exhibit
                       (10)(iii)(A)(20)(ii) to Form 10-K for 1994, File No.
                       1-8519).

(10)(iii)(A)(13)(iii)* Amendment to Cincinnati Bell Inc. Executive Deferred
                       Compensation Plan effective January 1, 1996.

(10)(iii)(A)(13)(iv)*  Cincinnati Bell Inc. Executive Deferred Compensation
                       Plan, as amended and restated effective January 1, 1998.

(10)(iii)(A)(14)(i)*   Cincinnati Bell Inc. 1988 Long Term Incentive Plan.
                       (Exhibit (10)(iii)(A)(12)(i) to Form 10-K for 1988,
                       File No. 1-8519).

(10)(iii)(A)(14)(ii)*  Amendment to Cincinnati Bell Inc. 1988 Long Term
                       Incentive Plan effective December 5, 1988.  (Exhibit
                       (10)(iii)(A)(12)(ii) to Form 10-K for 1988, File No.
                       1-8519).

(10)(iii)(A)(14)(iii)* Cincinnati Bell Inc. 1997 Long Term Incentive Plan.

(10)(iii)(A)(15)(i)*   Cincinnati Bell Inc. 1988 Stock Option Plan for Non-
                       Employee Directors. (Exhibit (10) (iii)(A)(13) to Form
                       10-K for 1988, File No. 1-8519).

(10)(iii)(A)(15)(ii)*  Cincinnati Bell Inc. 1997 Stock Option Plan for Non-
                       Employee Directors.

(10)(iii)(A)(16)*      Cincinnati Bell Inc. 1989 Stock Option Plan.  (Exhibit
                       (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(17)*      Cincinnati Bell Inc. Retirement Plan for Outside
                       Directors.  (Exhibit (10)(iii)(A)(21) to Form 10-K for
                       1993, File No. 1-8519).

(10)(iii)(A)(18)(i)*   MATRIXX Marketing Inc. Executive Deferred Compensation
                       Plan.  (Exhibit (10)(iii)(A)(21) to Form 10-K for 1996,
                       File No. 1-8519).

(10(iii)(A)(18)(ii)*   Amendment to MATRIXX Marketing Inc. Executive Deferred
                       Compensation Plan (effective May 1, 1994).  (Exhibit
                       (10)(iii)(A)(21)(i) to Form 10-K for 1996, File No.
                       1-8519).



(10)(iii)(A)(18)(iii)* Amendment to MATRIXX Marketing Inc. Executive Deferred
                       Compensation Plan (effective May 4, 1996).  (Exhibit
                       (10)(iii)(A)(21)(ii) to Form 10-K for 1996, File No.
                       1-8519).

(12)                   Computation of Ratio of Earnings to Combined Fixed
                       Charges and Preferred Dividends.

(13) Portions of the Cincinnati Bell Inc. annual report to security holders for the fiscal year ended December 31, 1997, as incorporated by reference including the Selected
                       Financial Data, Report of Management, Report of
                       Independent Accountants, Management's Discussion and
                       Analysis and Consolidated Financial Statements.

(21)                   Subsidiaries of the Registrant.

(23)                   Consent of Independent Accountants.

(24)                   Powers of Attorney.

(27.1, 27.2, 27.3)     Financial Data Schedules.

(99)(a)                Annual Report on Form 11-K for the Cincinnati Bell Inc.
                       Retirement Savings Plan for the year 1997 will be filed by amendment on or before June 30, 1998.

(99)(b)                Annual Report on Form 11-K for the Cincinnati Bell Inc.
                       Savings and Security Plan for the year 1997 will be filed by amendment on or before June 30, 1998.

(99)(c)                Annual Report on Form 11-K for the MATRIXX Marketing
                       Inc. Profit Sharing/401(k) Plan for the year 1997 will be filed by amendment on or before June 30, 1998.

(99)(d)                Annual Report on Form 11-K for the CBIS Retirement and
                       Savings Plan for the year 1997 will be filed by
                       amendment on or before June 30, 1998.
____________


* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

     The Company will furnish, without charge, to a security holder upon request, a copy of the documents, portions of which are incorporated by reference (Annual Report to security holders and proxy statement), and will furnish any other exhibit at cost.

(b) Reports on Form 8-K.

          Form 8-K, date of report December 23, 1997, reporting that Cincinnati Bell Inc. and AT&T had entered into a definitive agreement for MATRIXX Marketing Inc., the teleservices unit of Cincinnati Bell Inc., to acquire AT&T's Solution Customer Care, formerly AT&T American Transtech.

                                      Signatures
                                      ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CINCINNATI BELL INC.

March 27, 1998                          By:    /s/ Brian C. Henry
                                               -------------------------------
                                               Brian C. Henry
                                               Executive Vice President and
                                               Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                          Title                           Date
---------                          -----                           ----
                                   Principal Executive Officer;
                                   President, Chief Executive
JOHN T. LAMACCHIA*                 Officer and Director
------------------------------
John T. LaMacchia

                                   Principal Accounting and
                                   Financial Officer; Executive
                                   Vice President and
BRIAN C. HENRY*                    Chief Financial Officer
------------------------------
Brian C. Henry


JOHN F. BARRETT*                   Director
------------------------------
John F. Barrett


JUDITH G. BOYNTON*                 Director
------------------------------
Judith G. Boynton


PHILLIP R. COX*                    Director
------------------------------
Phillip R. Cox


WILLIAM A. FRIEDLANDER*            Director
------------------------------
William A. Friedlander


ROGER L. HOWE*                     Director
------------------------------
Roger L. Howe


ROBERT P. HUMMEL, M.D.*            Director
------------------------------
Robert P. Hummel, M.D.


JAMES D. KIGGEN*                   Director
------------------------------
James D. Kiggen


STEVEN C. MASON*                   Director
------------------------------
Steven C. Mason

CHARLES S. MECHEM, JR.*            Chairman of the Board and Director
------------------------------
Charles S. Mechem, Jr.


MARY D. NELSON*                    Director
------------------------------
Mary D. Nelson


JAMES F. ORR*                      Director
------------------------------
James F. Orr


BRIAN H. ROWE*                     Director
------------------------------
Brian H. Rowe


DAVID B. SHARROCK*                 Director
------------------------------
David B. Sharrock

*By:  /s/ Brian C. Henry                               March 27, 1998
      ------------------------
          Brian C. Henry
          as attorney-in-fact and on his behalf
          as Executive Vice President and
          Chief Financial Officer

               REPORT OF INDEPENDENT ACCOUNTANTS





To the Shareowners of
     Cincinnati Bell Inc.

Our report on the consolidated financial statements of Cincinnati Bell Inc. has been incorporated by reference in this Form 10-K from page 29 of the 1997 annual report of Cincinnati Bell Inc. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule on page 29 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Cincinnati, Ohio
February 16, 1998

                                                                   Schedule II

                                CINCINNATI BELL INC.
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          ALLOWANCE FOR DOUBTFUL ACCOUNTS
                               (Millions of Dollars)

---------------------------------------------------------------------------------
      COL. A          COL. B            COL. C            COL. D       COL. E
---------------------------------------------------------------------------------
                                      Additions         Deductions
                               ----------------------   ----------
                                   (1)         (2)
                    Balance at               Charged                  Balance
                    Beginning  Charged to    to Other                 At End
Description         of Period   Expenses     Accounts                 of Period
---------------------------------------------------------------------------------
Year 1997.........  $  11.7      $16.8    $  5.4 (a)    $  19.9 (b)   $  14.0

Year 1996.........    $14.7       $9.0       $4.7(a)       $16.7(b)     $11.7

Year 1995.........    $14.1       $8.5       $5.3(a)       $13.2(b)     $14.7


-----------------
(a) Primarily includes amounts previously written off which were credited directly to this account when recovered and an allocation of the purchase price for receivables purchased from Interexchange Carriers.

(b)  Primarily includes amounts written off as uncollectible.