Form 10-Q
period 1998-03-31
CINCINNATI BELL INC /OH/
filed 1998-05-14
CIK 716133

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q


          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---            SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

         ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____ to ____.


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


At April 30, 1998, 136,638,243 Common Shares were outstanding.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                         PART I - FINANCIAL INFORMATION

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               (Millions of Dollars, Except Per Share Amounts)
                                 (Unaudited)

                                                                          Three Months
                                                                         Ended March 31,
                                                                     -----------------------
                                                                       1998            1997
                                                                     -------         -------
Revenues ....................................................        $ 508.1         $ 429.5
                                                                     -------         -------
Costs and Expenses
  Cost of providing services and products sold ..............          281.1           231.1
  Selling, general and administrative .......................           83.7            74.0
  Depreciation and amortization .............................           45.2            44.2
  Acquired research and development cost ....................           42.6               -
  Year 2000 programming costs ...............................            8.6              .6
  Mandated telecommunications costs .........................            4.4             1.1
  Special charges (credits) .................................              -           (15.0)
                                                                     -------         -------

    Total Costs and Expenses ................................          465.6           336.0
                                                                     -------         -------

Operating Income ............................................           42.5            93.5

Other Income (Expense), Net .................................            1.6             3.4
Interest Expense ............................................           10.8             8.6
                                                                     -------         -------

Income Before Income Taxes ..................................           33.3            88.3

Income Taxes ................................................           10.5            31.1
                                                                     -------         -------

Net Income ..................................................        $  22.8         $  57.2
                                                                     -------         -------
                                                                     -------         -------
Other comprehensive income, net of tax:
Foreign currency translation adjustments ....................            (.1)           (1.4)
Pension liability adjustment ................................              -              .8
                                                                     -------         -------
   Total other comprehensive income .........................            (.1)            (.6)
                                                                     -------         -------

Comprehensive income ........................................        $  22.7         $  56.6
                                                                     -------         -------
                                                                     -------         -------
Earnings Per Common Share
  Basic .....................................................        $   .17         $   .42
  Diluted ...................................................        $   .16         $   .42

Dividends Declared Per Common Share .........................        $   .10         $   .10

Average Common Shares Outstanding Including Equivalents (000)
  Basic .....................................................          135.8           134.9
  Diluted ...................................................          138.4           137.6

Retained Earnings
  Beginning of Period .......................................        $ 217.7         $ 288.5
  Net Income ................................................           22.8            57.2
  Common Share Dividends Declared ...........................          (13.7)          (13.6)
  Other .....................................................           (1.1)             .6
                                                                     -------         -------
  End of Period .............................................        $ 225.7         $ 332.7
                                                                     -------         -------
                                                                     -------         -------
Accumulated other comprehensive income:
  Beginning of Period .......................................        $  (8.1)        $  (7.3)
  Foreign currency translation adjustments ..................            (.1)           (1.4)
  Pension liability adjustment ..............................              -              .8
                                                                     -------         -------
  End of period .............................................        $  (8.2)        $  (7.9)
                                                                     -------         -------
                                                                     -------         -------

See Notes to Financial Statements.

Form 10-Q Part I                                           Cincinnati Bell Inc.


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Millions of Dollars)

                                                                   (Unaudited)
                                                                    March 31,      December 31,
                                                                      1998             1997
                                                                  -------------    ------------
ASSETS
Current Assets
  Cash and cash equivalents .................................     $     12.7       $     9.9
  Receivables, less allowances of $19.0 and $14.0 ...........          424.9           350.8
  Material and supplies .....................................           15.5            16.3
  Deferred income taxes .....................................           16.1            24.6
  Prepaid expenses and other current assets .................           50.0            48.4
                                                                     --------        --------
          Total current assets ..............................          519.2           450.0

Property, plant and equipment - net .........................          796.5           703.2
Goodwill and other intangibles ..............................          726.9           195.0
Investments in unconsolidated entities ......................           79.4            77.6
Deferred charges and other assets ...........................           81.1            72.9
                                                                     --------        --------

Total Assets ................................................        $2,203.1        $1,498.7
                                                                     --------        --------
                                                                     --------        --------

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
  Debt maturing in one year .................................        $  848.6        $  190.6
  Accounts payable and accrued liabilities ..................           238.4           197.6
  Accrued taxes .............................................            64.3            51.5
  Advance billing and customers' deposits ...................            34.0            35.0
  Other current liabilities .................................            48.2            60.2
                                                                     --------        --------
          Total current liabilities .........................         1,233.5           534.9

Long-term debt ..............................................           268.4           269.2
Deferred income taxes .......................................               -            12.7
Other long-term liabilities .................................           105.7           102.2
                                                                     --------        --------

          Total liabilities .................................         1,607.6           919.0
                                                                     --------        --------

Shareowners' Equity
  Common shares-$1 par value; 480,000,000 shares authorized .           136.5           136.1
  Additional paid-in capital ................................           237.3           229.8
  Retained earnings .........................................           225.7           217.7
  Currency translation adjustments ..........................            (4.0)           (3.9)
                                                                     --------        --------
          Total shareowners' equity .........................           595.5           579.7
                                                                     --------        --------

Total Liabilities and Shareowners' Equity ...................        $2,203.1        $1,498.7
                                                                     --------        --------
                                                                     --------        --------

See Notes to Financial Statements.

Form 10-Q Part I                                           Cincinnati Bell Inc.


               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Millions of Dollars)
                                 (Unaudited)

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                              -----------------------
                                                                                                1998           1997
                                                                                              -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................................................        $  22.8         $  57.2
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .....................................................           45.2            44.2
   Special charges (credits) .........................................................              -           (15.0)
   Acquired research and development costs ...........................................           42.6               -
   Provision for loss on receivables .................................................            4.6             2.5
   Other, net ........................................................................           (4.0)           (3.7)
 Changes in assets and liabilities net of effects from acquisitions and disposals:
   Decrease (increase) in receivables ................................................          (27.6)            9.1
   Decrease  in other current assets .................................................            9.4             2.1
   Decrease in accounts payable and accrued liabilities ..............................          (19.9)          (24.7)
   Increase in other current liabilities .............................................            4.9             5.4
   (Decrease) Increase in deferred income taxes and unamortized
    investment tax credits ...........................................................            3.4            (4.7)
   Decrease in other assets and liabilities-net ......................................          (14.4)            6.3
                                                                                              -------         -------

     Net cash provided by operating activities .......................................           67.0            78.7
                                                                                              -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures-telephone plant ..............................................          (39.1)          (33.3)
   Capital expenditures-other ........................................................          (12.1)          (13.3)
   Acquisitions, net of cash acquired ................................................         (658.3)              -
   Disposition of assets .............................................................              -               -
   Other, net ........................................................................             .5              .3
                                                                                              -------         -------

     Net cash used in investing activities ...........................................         (709.0)          (46.3)
                                                                                              -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in short-term debt ........................................          659.4            (2.9)
   Repayment of long-term debt .......................................................           (1.8)           (5.0)
   Issuance of common shares .........................................................             .8             5.2
   Dividends paid ....................................................................          (13.6)          (13.5)
                                                                                              -------         -------

     Net cash provided by (used in) financing activities .............................          644.8           (16.2)
                                                                                              -------         -------

Net increase in cash and cash equivalents ............................................            2.8            16.2

Cash and cash equivalents at beginning of period .....................................            9.9             2.0
                                                                                              -------         -------

Cash and cash equivalents at end of period ...........................................        $  12.7         $  18.2
                                                                                              -------         -------
                                                                                              -------         -------
Cash paid for:
  Interest (net of amount capitalized) ...............................................        $   7.2         $   5.1
  Income taxes .......................................................................        $   3.2         $   4.2

See Notes to Financial Statements.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(1) BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Cincinnati Bell Inc. and its wholly owned subsidiaries (the Company). The Company is a diversified communications company with principal businesses in three industry segments. The Information Systems segment, Cincinnati Bell Information Systems Inc. (CBIS), provides and manages customer care and billing solutions for the communications and cable TV industries. The Teleservices segment, MATRIXX Marketing Inc. (MATRIXX), provides a full range of customer management solutions to large corporations. The Communications Services segment, consisting of Cincinnati Bell Telephone Company
         (CBT), Cincinnati Bell Long Distance Inc. (CBLD), Cincinnati Bell Directory Inc. (CBD), Cincinnati Bell Supply Company (CBS) and Cincinnati Bell Wireless Company (CBW) provides local telephone exchange services and products in Greater Cincinnati, long distance services, yellow pages and directory services, telecommunications equipment and advanced digital personal communications services (PCS) and products. Certain prior year amounts have been reclassified to conform with the current classifications with no effect on financial results.

         The consolidated financial statements of Cincinnati Bell Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Note (3). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The December 31, 1997 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

(2) FORMATION OF CONVERGYS CORPORATION - On April 27, 1998, the Company announced that it intends to form a new subsidiary, Convergys Corporation (Convergys), to hold its billing and customer management businesses, CBIS and MATRIXX. The Company also announced its plan to offer less than 20% of the common shares of Convergys to the public. The Company intends to file and register the shares for public offering in May 1998. The offering is expected to be completed in the third quarter of 1998, with proceeds generally to be used to repay a portion of the Company's short-term debt. Subject to certain conditions, including a successful public offering and the receipt of a favorable tax ruling, the Company's Board of Directors has approved the distribution later in 1998 of the remaining shares of Convergys stock to the Company's shareowners. Company shares owned as of the record date of this distribution will entitle holders to receive a proportionate number of Convergys common shares. Convergys may hold the Company's minority interest in a cellular partnership with Ameritech. The Company will determine the status of the partnership interest by the date that the registration statement is filed.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(3) ACQUISITIONS - On March 3, 1998, MATRIXX acquired AT&T Solutions Customer Care (Transtech) from AT&T for $625 million in cash. The acquisition was accounted for under the purchase method of accounting. It was financed through short-term commercial paper borrowings. In the first quarter of 1998, the Company recorded a charge of $42.6 million to expense acquired in-process research and development costs associated with the acquisition. The acquired in-process research and development costs relate to two projects at Transtech that had not reached technological feasibility at the time of the acquisition and for which there is no alternative future use. The Company intends to continue both projects. Approximately $68.2 million of the purchase price was allocated to an eight-year contract under which MATRIXX will provide teleservices to AT&T, approximately $11.4 million to the Transtech assembled workforce, approximately $4.4 million to capitalized software and approximately $91.0 million to the other acquired identifiable net assets of Transtech. The fair values of the acquired assets were determined by an independent valuation. The excess of the purchase price over the fair value of the net assets acquired (approximately $414.4 million) is goodwill, which will be amortized on a straight-line basis over a thirty-year life. The following unaudited pro forma data summarizes the combined results of the operations of Company and Transtech as though the acquisition had occurred on January 1, 1997:

                                                                Three Months
                                                               Ended March 31,
                                                             --------------------
                                                              1998          1997
                                                             ------        ------
         Revenues.........................................   $570.5        $527.0
         Net income.......................................   $ 15.5        $ 55.8
         Earnings per share:
                Basic.....................................   $  .11        $  .41
                Diluted...................................   $  .11        $  .41

         On January 8, 1998, MATRIXX acquired the teleservices assets of Maritz, Inc. for approximately $30 million. The acquisition agreement contains provisions that could increase the purchase price by up to $20 million. The acquisition was accounted for under the purchase method of accounting. The acquisition of Maritz did not have a material effect on the Company's results of operations in the first quarter of 1998.

(4) STATUS OF BUSINESS RESTRUCTURINGS - The following is an update of the Company's business restructurings:

         MATRIXX
         In the fourth quarter of 1997, the Company approved a restructuring plan for MATRIXX. The restructuring plan will result in the consolidation of certain operating divisions and facilities. A charge of $35.0 million was recorded which reduced net income by $23.0 million. At December 31, 1997, the balance of the restructuring reserve was $26.0 million. During the first quarter of 1998, MATRIXX recorded cash expenditures of $1.5 million primarily for severance pay and recorded non-cash asset writedowns of $3.7 million. The restructuring reserve has a balance of $20.8 million at March 31, 1998. Management expects the restructuring plan activities to be completed by December 31, 1998 and that the remaining balance in the reserve is adequate to complete the plan.

         CBT and CBI
         In 1995, the Company initiated a restructuring plan resulting in the need for fewer people to operate the businesses of CBT and CBI. For the three months ended March 31, 1997, the Company recorded non-cash settlement gains resulting from lump-sum pension distributions to employees retiring under the offer of $15.0 million. In the first quarter of 1998 there were cash expenditures of $.4 million for severance pay. Management believes that the remaining reserve balance of $4.7 million at March 31, 1998, primarily for obligations under terminated leases, is adequate to complete the restructuring plan.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(5) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:

                                                         Three Months
                                                        Ended March 31,
                                                      --------------------
         Millions of Dollars                           1998         1997
         -------------------                          ------       ------
         Revenues.................................    $175.3       $160.8

         Costs and Expenses.......................     141.4        117.3
                                                      ------       ------

         Operating Income.........................    $ 33.9       $ 43.5

         Net Income...............................    $ 19.0       $ 25.2

         Results for the three months of 1997 include $15.0 million of pension settlement gains that increased net income by $9.6 million. Results for the three months ended March 31, 1998 and 1997, include $4.4 million and $1.1 million, respectively, of mandated telecommunications costs necessary to modify CBT's network to accommodate connections with competing networks and to allow customers to maintain their telephone numbers when they switch local service providers. Additionally, results for the first quarter 1998 include $2.9 million of Year 2000 programming costs. These mandated telecommunications and Year 2000 programming costs decreased net income by $4.7 million and $.7 million for the three months ended March 31, 1998 and 1997, respectively.

                                                             March 31,     December 31,
         Millions of Dollars                                   1998            1997
         -------------------                                 ---------     ------------
         Current Assets...................................   $   137.0      $    142.5
         Telephone Plant-Net..............................       564.0           550.6
         Other Noncurrent Assets..........................        14.3            13.3
                                                             ---------      ----------

         Total Assets.....................................   $   715.3      $    706.4
                                                             ---------      ----------
                                                             ---------      ----------

         Current Liabilities..............................   $   216.1      $    214.0
         Noncurrent Liabilities...........................        34.4            33.8
         Long-Term Debt...................................       218.2           218.4
         Shareowner's Equity..............................       246.6           240.2
                                                             ---------      ----------

         Total Liabilities and Shareowner's Equity........   $   715.3      $    706.4
                                                             ---------       ----------
                                                             ---------       ----------

(6) AT&T RELATIONSHIP - Each of the Company's major subsidiaries derives significant revenues from AT&T and its affiliates (AT&T) by providing network services, customer care and billing systems and teleservices. Revenues from AT&T, including network access revenues, were 23% of the Company's consolidated revenues for both periods ended March 31, 1998 and 1997, respectively.

(7) CONTINGENCIES - Ameritech, as general partner of a limited partnership offering cellular service in much of central and southeastern Ohio, including Greater Cincinnati, in which the Company is a 45% limited partner, filed suit in a Delaware Chancery Court seeking a declaratory judgment that the Company had withdrawn from the partnership. The Delaware Chancery Court dismissed the suit and the Supreme Court of Delaware affirmed.

         The Company is from time to time subject to routine complaints incidental to the business. The Company believes that the results of any complaints and proceedings will not have a materially adverse effect on the Company's financial condition.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(8) EARNINGS PER SHARE - In 1997, the Company adopted Statement of Financial Standards (SFAS) 128, "Earnings Per Share." SFAS requires the dual presentation of basic and diluted earnings per share (EPS). Basic EPS is based on the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised. Prior year EPS have been restated to reflect the adoption of SFAS 128. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                          Three Months Ended March 31,
                                         --------------------------------------------------------------
                                                     1998                             1997
                                         --------------------------------------------------------------
                                                            Per Share                         Per Share
         Millions of Dollars             Income    Shares     Amount      Income    Shares      Amount
         ----------------------------------------------------------------------------------------------
         Net income                       $22.8                           $57.2

         Basic EPS                        $22.8     135.8     $ .17       $57.2     134.9       $ .42
                                                              -----                             -----
                                                              -----                             -----
         Effect of dilutive securities:
           Stock options                              2.0                             2.1
           Stock based compensation
            arrangements                               .6                              .6
                                                    -----                           -----
         Diluted EPS                      $22.8     138.4     $ .16       $57.2     137.6       $ .42
                                          -----     -----     -----       -----     -----       -----
                                          -----     -----     -----       -----     -----       -----

(9) RECENTLY ISSUED ACCOUNTING STANDARDS - In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. Company management believes that the prospective implementation of SOP 98-1 in 1999 is likely to result in some additional capitalization of software expenditures in the future. However, the amount of such additional capitalization of software expenditures can not be determined at this time.

         In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." The SOP provides guidance on financial reporting of costs of start-up activities. It requires such costs to be expensed instead of being capitalized and amortized. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company believes the implementation of SOP 98-5 will not have a material impact on its financial reporting.

         Effective January 1, 1998, the Company implemented SOP 97-2, "Software Revenue Recognition." SOP 97-2 revises certain standards for the recognition of software revenue in connection with certain software development and licensing arrangements. SOP 97-2 did not have a material effect on the results of operations for the three months ended March 31, 1998, however, its effect on future operating results will be dependent on the nature and terms of the Company's individual software agreements.

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareowners.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(10) BUSINESS SEGMENT INFORMATION - The Company operates primarily in three industry segments, Communications Services, Information Systems, and Teleservices. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets used in the operations of the segment. The Company's business segment information is as follows:

                                                            Three Months
         Millions of Dollars                               Ended March 31,
         -------------------                          -------------------------
                                                        1998             1997
                                                      --------         --------
         REVENUES
              Communications Services                 $  216.5         $  199.9
              Information Systems                        143.9            130.5
              Teleservices                               166.9            115.2
              Intersegment                               (19.2)           (16.1)
                                                      --------         --------
                                                      $  508.1         $  429.5
                                                      --------         --------
                                                      --------         --------
         INTERSEGMENT REVENUES
              Communications Services                 $    3.1         $    2.5
              Information Systems                         13.5             12.2
              Teleservices                                 2.6              1.4
                                                      --------         --------
                                                      $   19.2         $   16.1
                                                      --------         --------
                                                      --------         --------
         SPECIAL ITEMS (see MD&A)
              Communications Services                 $      -         $  (15.0)
              Information Systems                            -                -
              Teleservices                                42.6                -
                                                      --------         --------
                                                      $   42.6         $ (15.0)
                                                      --------         --------
                                                      --------         --------
         OPERATING INCOME
              Communications Services                 $   46.7         $   57.1
              Information Systems                         27.0             22.7
              Teleservices                               (28.3)            14.6
              Corporate and Eliminations                  (2.9)             (.9)
                                                      --------         --------
                                                      $   42.5         $   93.5
                                                      --------         --------
                                                      --------         --------
         ASSETS
              Communications Services                 $  773.6         $1,053.4
              Information Systems                        280.5            259.0
              Teleservices                               981.4            270.7
              Corporate and Eliminations                 167.6             88.3
                                                      --------         --------
                                                      $2,203.1         $1,671.4
                                                      --------         --------
                                                      --------         --------
         CAPITAL ADDITIONS (including acquisitions)
              Communications Services                 $   40.4         $   35.6
              Information Systems                          5.6              3.1
              Teleservices                               663.9              5.4
              Corporate                                     .4                -
                                                      --------         --------
                                                      $  710.3         $   44.1
                                                      --------         --------
                                                      --------         --------
         DEPRECIATION AND AMORTIZATION
              Communications Services                 $   26.6         $   30.3
              Information Systems                          6.7              7.7
              Teleservices                                11.7              6.1
              Corporate                                     .2               .1
                                                      --------         --------
                                                      $   45.2         $   44.2
                                                      --------         --------
                                                      --------         --------

Form 10-Q Part I                                           Cincinnati Bell Inc.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this quarterly report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences, include but are not limited to, those discussed herein, and those discussed in the Form 10-K for the year ended December 31, 1997. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and segment data. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW

Revenues were $508.1 million for the first quarter of 1998, up 18% from $429.5 million from the first quarter of 1997. The customer-care businesses CBIS and MATRIXX produced 80% of the revenue increase.

Costs and expenses excluding special items were $422.9 million for the first quarter, up 20% from $351.0 million from the first quarter last year. Special items affected results for the quarter of both years. Included in the costs and expenses for the first quarter of 1998 was the expensing of $42.6 million for acquired research and development costs at MATRIXX for the acquisition of AT&T Solutions Customer Care (Transtech). For the first quarter of 1997, there were credits of $15.0 million for pension settlement gains from a 1995 restructuring.

Operating income excluding special items was $85.2 million, up 8% from $78.5 million in the first quarter 1997.

Net income excluding special items was $49.2 million or $.36 per common share for the first quarter of 1998 compared to $47.7 million or $.35 per common share for the first quarter of 1997. Reported net income for the first quarter of 1998 and 1997 was $22.8 million or $.17 per common share and $57.2 million or $.42 per common share, respectively.

The Company continued to incur significant costs for two initiatives during the first quarter of 1998. Each of the Company's segments incurred costs to ready its systems and software for the Year 2000. These costs totaled $8.6 million for the three months ended March 31, 1998, compared to only $.6 million for the same period in 1997. CBT also incurred regulator-mandated costs to modify its network to accommodate connections with competing networks and to allow customers to maintain their telephone numbers when they switch local service providers. These regulator-mandated costs totaled $4.4 million for the three months ended March 31, 1998, compared to only $1.1 million for the same period in 1997.

During the first quarter of 1998, the Company acquired two teleservices businesses and announced a significant investment in a provider of personal communications services (PCS). Maritz was acquired in January for $30 million in cash and Transtech in March for $625 million in cash. These acquisitions contributed revenues of $43.8 million for the quarter but had little impact on operating income. Additionally, the debt financing of these acquisitions increased the Company's interest expense by over $3 million. The Company announced an 80% ownership investment in a venture with AT&T to provide PCS in the Greater Cincinnati and Dayton markets. The Company believes that this transaction will close sometime in 1998, although closure is dependent on, among other things, FCC approval of a PCS license transfer from AT&T to the venture. The Company is committed to fund certain start-up operating losses of the venture beginning in February 1998, and accordingly, reflected $1.7 million of such losses in other income (expense), net in the first quarter of 1998. The Company's 1998 teleservices acquisitions and PCS venture reduced net income by over $3 million and over $.02 per common share for the quarter.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMUNICATIONS SERVICES

                                          Three Months Ended March 31,
                                     -------------------------------------
($ Millions)                          1998       1997       Change      %
                                     -------    -------    ---------------
Revenues
  Local service                      $ 100.6    $  94.9    $   5.7       6
  Network access                        44.6       40.5        4.1      10
  Other services                        71.3       64.5        6.8      11
                                     -------    -------    -------
  Total                                216.5      199.9       16.6       8

Operating expenses                     162.5      156.7        5.8       4
Year 2000 programming costs              2.9          -        2.9
Mandated telecommunications costs        4.4        1.1        3.3
Special items:
  Pension settlement gains                 -      (15.0)      15.0
                                     -------    -------    -------
  Total                                169.8      142.8       27.0      19
Operating income                     $  46.7    $  57.1    $ (10.4)    (18)

Excluding special items:
  Operating income                   $  46.7    $  42.1    $   4.6      11
  Operating margin                      21.6%      21.1%

Access lines (In thousands)            1,017        971         46       5
Minutes of Use (In millions)           1,053        996         57       6

The Company's communications services businesses had a very successful quarter as increased marketing activities fueled revenue growth of 8%. Costs and expenses excluding special items increased at the same rate as revenues compared to the first quarter 1997. Costs for Year 2000 programming and mandated telecommunications costs were higher by $6.2 million. Without the increased costs related to these initiatives, the rate of expense increase would have been 4%, reflecting successful efforts at controlling costs.

Local service revenues increased $5.7 million compared to the same period in 1997. Access lines grew 5% from a strong business economy. Increased marketing fueled growth in call management, custom calling and central office features. Also contributing to the increase were higher installations of second lines and demand for access to on-line computer services.

Network access revenues increased $4.1 from a higher volume of end user and special access services. The increase was principally from growth in access lines and growth of 6% in access minutes of use and includes Federal Communications Commission (FCC) changes in access charge methodologies. This change in methodology includes implementation of an end user charge to long distance carriers for pre-subscribed customers, offset by reductions in certain switched access categories. Decreases in carrier common line and transport rates partially offset the growth in access minutes of use and caused a decrease in switched access revenues. Also contributing to the increase was a first quarter 1997 reduction in access revenues of $1.1 million for potential overearnings liabilities.

Other services increased $6.8 million primarily as a result of higher revenues at CBLD and CBD and the deregulation of public telephone services at CBT partially offset by softness in telecommunications and information systems equipment sales at CBS.

Operating expenses, excluding special items, increased $5.8 million. Over half of the increases were at CBT. The factors that caused the increases at CBT were expenses for contract labor, consulting fees, personnel costs and charges for universal service as mandated by regulatory requirements. Partially offsetting the increases was a

Form 10-Q Part I                                           Cincinnati Bell Inc.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decrease in depreciation expenses principally as a result of the discontinuance of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," in the fourth quarter of 1997. For external reporting purposes, CBT is now using shorter economic lives of assets for depreciation. Previously, CBT had used depreciation rates established by regulators that were based on longer asset lives. The reduction of CBT's depreciable asset base as a result of the discontinuance of SFAS No. 71 more than offset the impact of the use of shorter economic lives for the determination of depreciation. The remaining increases were at CBLD, CBD, CBW and CBS. Higher selling, general and administrative expenses caused the increases.

Efforts at CBT to ready its systems for Year 2000 and to make mandated modifications to its network caused notable increases in these costs as compared to the first quarter of 1997.

CBT recorded $15.0 million in pension settlement gains during the first quarter of 1997 as special items.

INFORMATION SYSTEMS

                                          Three Months Ended March 31,
                                     -------------------------------------
($ Millions)                          1998       1997       Change      %
                                     -------    -------    ---------------
Revenues                             $ 143.9    $ 130.5    $  13.4      10

Operating expenses                     112.2      107.2        5.0       5
Year 2000 programming costs              4.7         .6        4.1
                                     -------    -------    -------
         Total                         116.9      107.8        9.1       8
Operating income                     $  27.0    $  22.7    $   4.3      19

Operating margin                        18.8%      17.4%

The information systems segment provided more than half of the Company's operating income growth for the first quarter. The operating income was achieved despite increased spending for Year 2000 programming costs.

Revenues increased $13.4 million. Data processing revenues increased $15.7 million from growth in cellular subscriber services. CBIS's wireless clients' subscriber levels increased nearly 30%. The increase in data processing revenues attributable to the growth in wireless subscribers was partially offset by a decline in the number of subscribers for whom CBIS performs wireless long distance billing. The decline resulted from the Telecommunications Act of 1996 (the Act) causing a loss in wireless long distance market share for one of CBIS's clients to another long distance carrier. Professional and consulting revenues were largely unchanged between the periods. International revenues decreased $1.8 million primarily from a reduction of efforts on one international contract that is winding down in 1998, partially offset by increased revenue from new clients. As the one international contract has neared completion and risks regarding contract performance have been alleviated, revenues have been recognized at higher margins.

Operating expenses increased $5.0 million. Direct costs of providing services increased somewhat more than $5 million to support business volume through additional headcount, data center upgrades, client specific development, bill finishing costs and increased wage rates, particularly for computer programmers. Other costs increased from sales and marketing trade shows, management fees and higher facility lease expenses. Depreciation and amortization expense decreased primarily from the completion of the amortization of capitalized software in 1997.

Costs to reprogram systems and software for the Year 2000 increased $4.1 million as these efforts have increased significantly.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TELESERVICES


                                          Three Months Ended March 31,
                                     -------------------------------------
($ Millions)                          1998       1997       Change      %
                                     -------    -------    ---------------
Revenues                             $ 166.9    $ 115.2    $  51.7      45

Operating expenses                     151.6      100.6       51.0      51
Year 2000 programming costs              1.0          -        1.0
Special items:
   Acquired research and development
    costs                               42.6          -       42.6
                                     -------    -------    -------
      Total                            195.2      100.6       94.6      94

Operating income                     $ (28.3)   $  14.6    $ (42.9)

Excluding special items:
      Operating income               $  14.3    $  14.6    $   (.3)     (2)
      Operating margin                   8.6%      12.7%

Revenues and operating income excluding special items increased by $51.7 million and decreased by $.3 million, respectively. Excluding the impact of the Transtech and Maritz acquisitions, revenues increased by $7.9 million and operating income decreased by $.2 million.

Dedicated services revenues, where clients are served by a dedicated MATRIXX service team handling more complex customer service and sales account management needs, increased by $9.2 million or 15% (excluding the acquisitions). This was caused by continued strong sales to clients in the technology and communications industries. Almost all of the revenues contributed by Transtech and Maritz are dedicated services revenues, bringing the total increase in dedicated services revenues to approximately $53 million. Traditional inbound/outbound revenues, where clients' significant sales campaigns and direct response programs are served by clients-shared facilities, continued to recover from the significant decline experienced in the third quarter of 1997 when a shift in marketing efforts by certain major clients occurred. Despite this recovery, traditional revenues were $2.0 million or 4% below the level experienced in the first quarter of 1997.

Operating expenses increased by $51.0 million of which $43.9 million was related to the acquisitions and $7.1 million to the core MATRIXX businesses. Operating expenses increases in the core business were the result of additional headcount, depreciation expense, wage rate increases and facility lease expense. Costs to modify systems for Year 2000 compliance were $1.0 million.

During the first quarter 1998, a special item was recorded expensing $42.6 million of certain costs of acquired research and development related to the Transtech acquisition. The $42.6 million in expensed costs (approximately 7% of the Transtech purchase price) relates to two ongoing development projects at Transtech that had not reached technological feasibility at the time of the acquisition. The Company has determined that no alternative future use exists for the development projects and intends to continue both projects.

Operating margin, excluding the special item, decreased 4.1 points primarily from the acquisitions made in the first quarter of 1998. Excluding the special item and the acquisitions, the operating margin of MATRIXX's core business declined by a point from 12.7% in 1997 to 11.7% in 1998. The 11.7% core margin reflects a significant improvement over the 9.3% margin in the fourth quarter of 1997.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                          Three Months Ended March 31,
                                    ----------------------------------------
($ Millions)                          1998           1997       Change     %
                                    --------       --------     ------------
OTHER INCOME (EXPENSE), NET         $ 1.6          $  3.4       $ (1.8)  (53)
INTEREST EXPENSE                    $ 10.8         $  8.6       $  2.2    26
INCOME TAXES                        $ 10.5         $ 31.1       $(20.6)  (66)

The decrease in other income (expense), net for the three months 1998 compared to 1997 was primarily the result of $1.7 million start-up operating costs for the wireless venture.

Interest expense increased on short term borrowings principally as a result of acquisitions made in the first quarter 1998. The weighted average interest rate for debt was 6.5% at March 31, 1998 compared to 6.9% at March 31, 1997. For the three months ended March 31, 1998 and 1997, average debt outstanding was $691 million and $501 million, respectively.

Lower income before taxes was the principal reason for the decrease in income taxes. Excluding special items, the effective tax rate was 35.1% for the first quarter of 1998 compared to 35.0% for the first quarter of 1997.

FINANCIAL CONDITION

CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY
Management believes that the Company has adequate internal and external resources available to finance its on-going operating requirements, including network expansion and modernization, business development and dividend programs. The acquisitions of Transtech and Maritz for MATRIXX by the Company during the first quarter of 1998 were financed primarily by the issuance of short-term debt. The balance in short-term debt increased to $849 million at March 31, 1998 from $191 million at December 31, 1997. On April 27, 1998, the Company announced its intention to raise equity through the sale of less than 20% of Convergys' common shares. The Company has announced that the proceeds from the planned offering of Convergys' common shares to the public will be used to repay short-term debt. The Company may seek additional permanent financing to maintain its financial flexibility.

Cash provided by operating activities was $67.0 million for the first quarter of 1998 compared to $78.7 million for the first quarter of 1997. The decrease in cash flows from operating activities was caused primarily from an increase in accounts receivable related to increases in receivables at the two acquired teleservices businesses and the timing of cash receipts from certain significant clients.

The Company's most significant investing activity was cash paid principally for the MATRIXX acquisitions. Maritz was acquired in January for $30 million in cash and Transtech in March for $625 million in cash. Capital expenditures were comparable for the first quarter of 1998 to the first quarter of 1997.

BALANCE SHEET
The increases to receivables, property, plant and equipment, goodwill and other intangibles, debt maturing in one year, and accounts payable and accrued liabilities were caused by the MATRIXX acquisitions during the first quarter of 1998.

CAPITALIZATION
On April 27, 1998, Standard and Poor's (S&P) affirmed its senior unsecured debt rating (A-) and corporate credit rating (A-) for the Company and at CBT (A+). The Company's commercial paper rating (A-2) was also affirmed by S&P. The affirmation followed the Company's announcement to spin off Convergys later in the year. On April 28, 1998, Duff and Phelps Credit Rating Co. (DCR) reported it was downgrading the Company's senior unsecured debt to A- from A and its commercial paper to D-2 from D-1 in reaction to the Company's Convergys announcement.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REGULATORY MATTERS AND COMPETITIVE TRENDS

FEDERAL - In August 1996, the FCC issued its order on interconnection, the first of three significant rulings that will determine the ground rules for local exchange competition. In July 1997, the Court of Appeals issued a decision stating that the FCC rules exceeded their authority under the Act in several areas. Among other things, the Court rejected the FCC pricing guidelines and the "pick and choose" rule that would have allowed new entrants to select the most favorable provisions of interconnection arrangements. In October 1997, the Court issued an order that vacated the portion of the FCC's interconnection rules that required incumbent LECs to combine unbundled network elements for interconnectors. The Court of Appeals decision has been appealed by the FCC to the U.S. Supreme Court. CBT cannot determine the impact or timing of a decision by the U.S. Supreme Court.

In May 1997, the FCC adopted orders on access charge reform and a new universal service program. The access charge reform order generally removed from minute-of-use access rates, costs that are not incurred on a per minute-of-use basis. The order also adopted changes to the interstate rate structure for transport services which are designed to move the charges for these services to more cost-based levels. Several parties have appealed with the Court various issues regarding the FCC orders. Given the ongoing regulatory and judicial developments in these areas, it is not yet possible to determine the full impact of the Act and related FCC regulations on CBT operations.

In July 1997, CBT's price cap tariff filing was approved by the FCC without suspension. The election of price caps will better enable CBT to meet the challenges faced in the new competitive environment. CBT and another company have filed petitions for reconsideration with the FCC to revisit the establishment of the 6.5 percent productivity offset. In addition, several appeals have been filed with the U.S. Court of Appeals regarding the order establishing the 6.5 percent productivity offset. At this time, the outcome of the petition for reconsideration and the appeals cannot be determined.

OHIO - In February 1997, CBT filed an application with the Public Utilities Commission of Ohio (PUCO) seeking approval of a new alternative regulation plan called "Commitment 2000" to supersede an existing plan which expired in May 1997. On March 19, 1998, CBT reached a settlement of this application with the PUCO staff, the Office of Consumers Council and other intervenors in CBT's Commitment 2000 application. The settlement was approved by the PUCO on April 9, 1998.

Under terms of the settlement, CBT will: (i) not increase residential service rates for local access services; (ii) set business rates based on market conditions; (iii) reduce residential rates for qualified, low income customers by approximately 30 percent; and (iv) include Touch-Tone as part of all customers' basic telephone service.

Rates that business customers pay will decline by approximately $4 million per year. The exact amount of the decrease will depend on the number of additional features each business has activated, with rates decreasing an average of 3.5 percent. Access charges, the amount paid by long distance companies to use CBT's network, will also decrease by approximately $8 million per year. Approximately $4 million of the access charge annual decrease was put in place in rates effective as of April 14, 1998 and the remainder in rates that will become effective on January 1, 1999.

The settlement allows CBT to operate under an alternative form of regulation. In particular, CBT is provided additional pricing flexibility and will no longer be constrained by rate-of-return regulation. It includes service quality requirements that will allow CBT to continue the plan up to an additional two years.

KENTUCKY - It is expected that CBT will file a request with the Public Service Commission of Kentucky (PSCK), similar to the Ohio settlement during the second quarter of 1998.

The PSCK is currently conducting a management audit of CBT. This is a requirement by the PSCK to periodically audit its largest regulated entities under its jurisdiction.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OUTLOOK

COMMUNICATIONS SERVICES - Competition in the local exchange business is increasing, due to legislative and regulatory initiatives, as well as new technologies. CBT continues to develop new service offerings to offset anticipated future competitive losses and is working to assure implementation of rules that result in fair competition. Nevertheless, these initiatives and developments could make it more difficult for CBT to maintain current revenue and profit levels.

On February 2, 1998, the Company announced an agreement between CBT and AT&T Corp. under which the companies provide service to each other. The revenues from the new agreements will continue to represent less than 5% of the total annual revenues of the Communications Services segment.

During the first quarter, CBT reached a settlement with the PUCO regarding its Commitment 2000 plan. The settlement was approved by the PUCO in April 1998. The plan provides a flexible form of price regulation and opportunities to grow value-added service revenue in an environment of stable basic service prices and focus on its markets.

CBT is incurring significant expenses for regulator mandated interconnection and local number portability, and Year 2000 programming. In 1998, total mandated costs could be in a range of $15 to $20 million and Year 2000 programming costs are expected to be in the range of $10 to $15 million.

CBT will continue to develop new products and services in an effort to broaden the services it can offer to its customers. CBT is focusing on its ability to expedite complete delivery of solutions and offers to customers. The threat of competitive losses in addition to high-cost regulator mandated expenses will continue throughout the year.

CBLD, CBD, CBS and CBW face stiff competition in their markets especially from larger companies. In order to assure success, they will continue to offer and develop superior products, services and value. CBD now competes with its former sales representative for Yellow Page Services. This new competition may affect CBD's ability to grow revenues and profits.

INFORMATION SYSTEMS - CBIS provides quality service to its clients because of its knowledge of the market, technology, resources and client needs. CBIS continues to rely on significant clients for most of its revenue. CBIS's top three clients, excluding CBT, accounted for 61% of its revenues in the first quarter of 1998. CBIS maintains multi-year contracts with its clients, but some contracts have early termination clauses. CBIS may renegotiate one or more major contracts in 1998. This could involve exchanging lower prices for longer contract terms and a broader relationship. Any reduction in prices would negatively impact future results. Additionally, one CBIS client, representing 11% of CBIS's 1997 revenues announced its intention to be acquired by one of CBIS's competitors during the first quarter of 1998. The contract, however, extends through 2006 and does not provide for an obvious out without a CBIS breach.

A significant amount of CBIS's growth is directly related to increased wireless subscribers in the domestic marketplace. That trend continued during the first quarter of 1998. Certain international network management system development efforts have been reduced as long-term contracts near competition.

CBIS's effort to program its systems and software for the Year 2000 continues as the Company is reliant on information systems software and equipment. These costs are expected to be in the range of $15 to $20 million in 1998 and somewhat lower in 1999.

CBIS believes that its ability to maintain a leadership position in the technological development of billing systems will be critical to its future.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TELESERVICES - MATRIXX's strong market opportunity, service quality, marketing skills and product offerings should continue to provide for future growth. With the acquisitions of Maritz and Transtech during the first quarter and combined with forecasted market growth in the teleservices industry, this growth should continue. The teleservices business is very competitive and MATRIXX experienced some softness in the market during the second half of 1997. The softness affected the traditional teleservices business, which through the acquisitions of Transtech and Maritz and internal growth of MATRIXX's outsourced dedicated business, is becoming a smaller portion of MATRIXX's business. While the traditional business recovery continued in the first quarter of 1998, it remains below levels experienced prior to the third quarter of 1997. In response to this softness, MATRIXX initiated a restructuring plan and recorded a charge of $35 million in the fourth quarter of 1997. Implementation of the plans is expected to be completed by the end of 1998. When fully implemented, the plan is expected to reduce costs by over $10 million from the levels that would have been experienced had the planned restructuring activities not occurred.

MATRIXX's top three clients accounted for 43% of its 1998 revenues (including acquisitions) up from 41% for the same period in 1997. Loss of any significant contracts would have an adverse effect on its revenues and profits. MATRIXX must continue to win new contracts and grow its business with existing clients in a competitive market that has current capacity in its call centers. The acquisition of Transtech will increase the portion of MATRIXX's revenues from its top three clients, but the related eight-year teleservices agreement with AT&T helps reduce the risk of loss for that portion of the business, however, significant quarterly fluctuations may still occur. The level of intensity and success of MATRIXX's clients in the marketplace are also important drivers of MATRIXX's growth. MATRIXX's Year 2000 spending is expected to be $10 to $12 million in 1998 and somewhat lower in 1999.

YEAR 2000 PROGRAMMING - The Company will incur a range of $35 to $50 million in expenses in 1998 in order to ready its software and systems for the Year 2000. Year 2000 programming costs are expected to be lower in 1999. Some major CBIS applications are expected to be Year 2000 compliant in 1998. If the Company were to be unsuccessful in readying its software and systems for the Year 2000, the effect that this would have on client relationships, particularly in the Information Systems segment, would be a material adverse impact on the Company. The failure of one of the Company's clients or suppliers to successfully modify its systems for the Year 2000 could also have an adverse impact on the Company.

BUSINESS DEVELOPMENT - The Company continues to review opportunities for acquisitions and divestitures for all its businesses to enhance shareowner value.

Form 10-Q Part II                                          Cincinnati Bell Inc.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.

           The following is filed as an Exhibit to Part I of this Form 10-Q:

           Exhibit
           Number
           -------
                27             Financial Data Schedule

     (b) Reports on Form 8-K.

         (i) Form 8-K, date of report February 20, 1998, reporting that the Company announced an agreement on February 2, 1998 on a multi-year renewal of agreements between CBT and AT&T Corp. under which the companies provide service to each other. The companies had earlier agreed to continue operating under prior agreements during negotiations. In addition, on February 3, 1998, the Company announced that it and AT&T had agreed to form a joint venture to provide PCS in the Cincinnati and Dayton, Ohio markets. The agreement provides that CBW, a subsidiary of the Company, will acquire an 80% interest in a new regional communications network from AT&T Wireless Services.

         (ii) Form 8-K, date of report March 17, 1998, reporting that the Company and AT&T Corp., on March 3, 1998, consummated their agreement for MATRIXX, the teleservices subsidiary of the Company, to acquire substantially all the assets of AT&T Solutions Customer Care, formerly AT&T American Transtech for $625 million in cash.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Cincinnati Bell Inc.






Date:   May 14, 1998                   /s/ Brian C. Henry
      ----------------                 ------------------
                                       Brian C. Henry
                                       Executive Vice President and
                                       Chief Financial Officer