Form 10-Q
period 1998-06-30
CINCINNATI BELL INC /OH/
filed 1998-08-12
CIK 716133

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                          OR

            / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to _________.


                            Commission File Number 1-8519



                                 CINCINNATI BELL INC.



                   Incorporated under the laws of the State of Ohio

                    201 East Fourth Street, Cincinnati, Ohio 45202

                   I.R.S. Employer Identification Number 31-1056105

                         Telephone - Area Code (513) 397-9900



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No   .
                                             ---    ---

            At July 31, 1998, 136,386,989 Common Shares were outstanding.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                            PART I - FINANCIAL INFORMATION

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME,
                     COMPREHENSIVE INCOME AND RETAINED EARNINGS
                   (Millions of Dollars, Except Per Share Amounts)
                                     (Unaudited)

                                                                       Three Months           Six Months
                                                                      Ended June 30,        Ended June 30,
                                                                    -----------------    -------------------
                                                                      1998      1997       1998       1997
                                                                    -------   -------    --------    -------
Revenues                                                            $ 567.2   $ 433.1    $1,075.3    $ 862.6
                                                                    -------   -------    --------    -------
Costs and Expenses
   Cost of providing services and products sold. . . . . . . . .      329.2     232.4       610.3      463.9
   Selling, general and administrative . . . . . . . . . . . . .       85.2      70.9       168.9      144.5
   Depreciation and amortization . . . . . . . . . . . . . . . .       53.5      45.6        98.7       89.8
   Year 2000 programming costs . . . . . . . . . . . . . . . . .       10.1       1.5        18.7        2.1
   Mandated telecommunications costs . . . . . . . . . . . . . .        5.4       1.1         9.8        2.2
   Purchased research and development costs. . . . . . . . . . .          -         -        42.6          -
   Special charges (credits) . . . . . . . . . . . . . . . . . .          -      (6.0)          -      (21.0)
                                                                    -------   -------    --------    -------
   Total Costs and Expenses. . . . . . . . . . . . . . . . . . .      483.4     345.5       949.0      681.5
                                                                    -------   -------    --------    -------
Operating Income . . . . . . . . . . . . . . . . . . . . . . . .       83.8      87.6       126.3      181.1

Other Income (Expense), Net. . . . . . . . . . . . . . . . . . .        (.8)      4.9          .8        8.3
Interest Expense . . . . . . . . . . . . . . . . . . . . . . . .       17.6       9.1        28.4       17.7
                                                                    -------   -------    --------    -------
Income Before Income Taxes . . . . . . . . . . . . . . . . . . .       65.4      83.4        98.7      171.7
Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .       22.9      29.2        33.4       60.3
                                                                    -------   -------    --------    -------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  42.5   $  54.2    $   65.3    $ 111.4
                                                                    -------   -------    --------    -------
                                                                    -------   -------    --------    -------
Other comprehensive income, net of tax:
Foreign currency translation adjustments . . . . . . . . . . . .    $  (1.6)  $     -    $   (1.7)   $  (1.4)
Pension liability adjustment . . . . . . . . . . . . . . . . . .          -         -           -         .8
                                                                    -------   -------    --------    -------
   Total other comprehensive income. . . . . . . . . . . . . . .       (1.6)        -        (1.7)       (.6)
                                                                    -------   -------    --------    -------
Comprehensive Income . . . . . . . . . . . . . . . . . . . . . .    $  40.9   $  54.2    $   63.6    $ 110.8
                                                                    -------   -------    --------    -------
                                                                    -------   -------    --------    -------
Earnings Per Common Share
   Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   .31   $   .40    $    .48    $   .82
                                                                    -------   -------    --------    -------
                                                                    -------   -------    --------    -------
   Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   .31   $   .39    $    .47    $   .81
                                                                    -------   -------    --------    -------
                                                                    -------   -------    --------    -------
Dividends Declared Per Common Share. . . . . . . . . . . . . . .    $   .10   $   .10    $    .20    $   .20
                                                                    -------   -------    --------    -------
                                                                    -------   -------    --------    -------
Average Common Shares Outstanding Including Equivalents (000)
   Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . .      136.0       135.2       135.9    135.1
   Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .      138.6       137.7       138.5    137.6

Retained Earnings
   Beginning of Period . . . . . . . . . . . . . . . . . . . . .    $ 229.9     $ 332.7  $    221.9  $ 221.9
   Net Income. . . . . . . . . . . . . . . . . . . . . . . . . .       42.5        54.2        65.3    111.4
   Common Dividends Declared . . . . . . . . . . . . . . . . . .      (13.7)      (13.6)      (27.4)   (27.2)
   Other.............. . . . . . . . . . . . . . . . . . . . . .        2.3          .2         1.2       .8
                                                                    -------   -------    --------    -------
   End of Period . . . . . . . . . . . . . . . . . . . . . . . .    $ 261.0     $ 373.5  $    261.0  $ 373.5
                                                                    -------   -------    --------    -------
                                                                    -------   -------    --------    -------
Accumulated other comprehensive income:
   Beginning of Period . . . . . . . . . . . . . . . . . . . . .    $  (8.2)    $  (7.9) $     (8.1)  $  (7.3)
   Foreign currency translation adjustments. . . . . . . . . . .       (1.6)          -        (1.7)     (1.4)
   Pension liability adjustment. . . . . . . . . . . . . . . . .          -           -           -        .8
                                                                    -------   -------    --------    -------
   End of Period . . . . . . . . . . . . . . . . . . . . . . . .    $  (9.8)    $  (7.9) $     (9.8)  $  (7.9)
                                                                    -------   -------    --------    -------
                                                                    -------   -------    --------    -------

See Notes to Financial Statements.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Millions of Dollars)

                                                                     (Unaudited)
                                                                       June 30,   December 31,
                                                                         1998        1997
                                                                      --------     --------
ASSETS
Current Assets
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $    1.6     $    9.9
   Receivables, less allowances of $18.3 and $14.0 . . . . . . . . .     481.4        350.8
   Material and supplies . . . . . . . . . . . . . . . . . . . . . .      15.7         16.3
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .      17.6         24.6
   Prepaid expenses and other current assets . . . . . . . . . . .        57.8         48.4
   Total current assets. . . . . . . . . . . . . . . . . . . . . . .     574.1        450.0
                                                                      --------     --------
Property, plant and equipment - net. . . . . . . . . . . . . . . . .     819.8        703.2
Goodwill and other intangibles - net . . . . . . . . . . . . . . . .     726.0        195.0
Investments in unconsolidated entities . . . . . . . . . . . . . . .      87.5         77.6
Deferred charges and other assets. . . . . . . . . . . . . . . . . .      87.7         72.9
                                                                      --------     --------
   Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . .  $2,295.1     $1,498.7
                                                                      --------     --------
                                                                      --------     --------
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Debt maturing in one year . . . . . . . . . . . . . . . . . . . .  $  905.9     $  190.6
   Accounts payable and accrued liabilities. . . . . . . . . . . . .     264.1        197.6
   Accrued taxes . . . . . . . . . . . . . . . . . . . . . . . . . .      37.6         51.5
   Advance billing and customers' deposits . . . . . . . . . . . . .      38.6         35.0
   Other current liabilities . . . . . . . . . . . . . . . . . . . .      51.5         60.2
                                                                      --------     --------
   Total current liabilities . . . . . . . . . . . . . . . . . . . .   1,297.7        534.9

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .     268.5        269.2
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .         -         12.7
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . .     106.6        102.2
                                                                      --------     --------
   Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .   1,672.8        919.0
                                                                      --------     --------
Shareowners' Equity
   Common shares-$1 par value; 480,000,000 shares authorized . . . .     136.6        136.1
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . .     234.5        229.8
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .     261.0        221.9
   Accumulated other comprehensive income. . . . . . . . . . . . . .      (9.8)        (8.1)
                                                                      --------     --------
   Total shareowners' equity . . . . . . . . . . . . . . . . . . . .     622.3        579.7
                                                                      --------     --------
Total Liabilities and Shareowners' Equity. . . . . . . . . . . . . .  $2,295.1     $1,498.7
                                                                      --------     --------
                                                                      --------     --------

See Notes to Financial Statements.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Millions of Dollars)
                                     (Unaudited)

                                                                                               Six Months
                                                                                              Ended June 30,
                                                                                          -------------------
                                                                                            1998       1997
                                                                                          -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  65.3    $ 111.4
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .     98.7       89.8
   Special charges (credits) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -      (21.0)
   Acquired research and development costs . . . . . . . . . . . . . . . . . . . . . . .     42.6          -
   Provision for loss on receivables . . . . . . . . . . . . . . . . . . . . . . . . . .      8.3        6.5
   Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4.0)      (8.5)
   Changes in assets and liabilities net of effects from acquisitions and disposals:
   Increase in receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (87.7)     (23.4)
   Increase  in other current assets . . . . . . . . . . . . . . . . . . . . . . . . . .      (.1)      (4.2)
   Increase in accounts payable and accrued liabilities. . . . . . . . . . . . . . . . .     18.0        8.0
   Increase (decrease) in other current liabilities. . . . . . . . . . . . . . . . . . .    (31.4)       4.6
   Decrease in deferred income taxes and unamortized
    investment tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (12.7)      (1.0)
   Increase in other assets and liabilities-net. . . . . . . . . . . . . . . . . . . . .    (13.5)     (15.3)
                                                                                          -------    -------
   Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . .     83.5      146.9
                                                                                          -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures-telephone plant. . . . . . . . . . . . . . . . . . . . . . . . .    (82.1)     (76.1)
   Capital expenditures-other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (44.7)     (46.1)
   Acquisitions, net of cash acquired. . . . . . . . . . . . . . . . . . . . . . . . . .   (658.3)      (1.1)
   Disposition of assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -          -
   Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       .5        1.5
                                                                                          -------    -------
   Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . . .   (784.6)    (121.8)
                                                                                          -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .    718.2        6.7
   Repayment of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2.8)      (4.4)
   Issuance of common shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4.7        6.9
   Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (27.3)     (27.1)
                                                                                          -------    -------
   Net cash provided by (used in) financing activities . . . . . . . . . . . . . . . . .    692.8      (17.9)
                                                                                          -------    -------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . .     (8.3)       7.2

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . .      9.9        2.0
                                                                                          -------    -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . .  $   1.6      $ 9.2
                                                                                          -------    -------
                                                                                          -------    -------
Cash paid for:
   Interest (net of amount capitalized). . . . . . . . . . . . . . . . . . . . . . . . .  $  20.6     $ 17.3
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  54.6     $ 46.4

See Notes to Financial Statements.

Form 10-Q Part I                                          Cincinnati Bell Inc.

                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

(1) BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Cincinnati Bell Inc. and its wholly owned subsidiaries (the Company). The Company is a diversified communications company with principal businesses in three industry segments. The Information Management segment, Cincinnati Bell Information Systems Inc. (CBIS), provides and manages customer care and billing solutions for the communications and cable TV industries. The Customer Management segment, MATRIXX Marketing Inc. (MATRIXX), provides a full range of customer management solutions to large corporations. The Communications Services segment, consisting of Cincinnati Bell Telephone Company (CBT), Cincinnati Bell Long Distance Inc. (CBLD), Cincinnati Bell Directory Inc. (CBD), Cincinnati Bell Supply Company (CBS) and Cincinnati Bell Wireless Company
     (CBW) provides local telephone exchange services and products in Greater Cincinnati, long distance services, yellow pages and directory services, telecommunications equipment and advanced digital personal communications services (PCS) and products. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results.

     The consolidated financial statements of Cincinnati Bell Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Note (3). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The December 31, 1997 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K and the current year's previously issued Quarterly Report on Form 10-Q.

(2) FORMATION OF CONVERGYS CORPORATION - On April 27, 1998, the Company announced the formation of a new subsidiary, Convergys Corporation (Convergys), which the Company intends to spin-off by the end of 1998. Convergys will hold the Company's billing and customer management businesses, CBIS and MATRIXX, and the Company's minority interest in a cellular partnership with Ameritech. On May 26, 1998, Convergys filed a registration statement with the Securities and Exchange Commission (SEC) for a proposed initial public offering.

     The Company plans to offer less than 15% of the common shares of Convergys to the public. The offering is expected to be completed in the third quarter of 1998, with proceeds generally to be used to repay a portion of the Company's short-term debt. The Company's Board of Directors approved the distribution in late 1998 or early 1999 of the remaining shares of Convergys stock to the Company's shareowners subject to certain conditions, including the receipt of a favorable tax ruling and a successful public offering. Company shares owned as of the record date of the distribution will entitle holders to receive a proportionate number of Convergys common
     shares on a one-to-one basis.   In July, the Company received a tax ruling
     from the Internal Revenue Service (IRS) indicating that the planned distribution of Convergys shares will qualify as a tax-free distribution for federal income tax purposes under Section 355 of the Internal Revenue
     Code.   On July 2, 1998 and July 17, 1998, Convergys filed amended registration statements relating to the initial public offering of its common shares.

(3) ACQUISITIONS - On March 3, 1998, MATRIXX acquired AT&T Solutions Customer Care (Transtech) from AT&T for $625 million in cash. The acquisition was accounted for under the purchase method of accounting. It was financed through short-term commercial paper borrowings. In the first quarter of 1998, the Company recorded a charge of $42.6 million to expense purchased research and development costs associated with the acquisition. The purchased in-process research and development costs relate to two projects at Transtech that had not reached technological feasibility at the time of the acquisition and for which there is no alternative future use. Approximately $68 million of the purchase price was allocated to an eight-year contract under which MATRIXX will provide teleservices to AT&T, approximately $11 million to the Transtech assembled workforce, approximately

Form 10-Q Part I                                          Cincinnati Bell Inc.

                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

     $4 million to capitalized software and approximately $91 million to the other acquired identifiable net assets of Transtech. The fair values of the acquired assets were determined by an independent valuation. The excess of the purchase price over the fair value of the net assets acquired is goodwill, which will be amortized on a straight-line basis over a thirty-year life. MATRIXX is currently evaluating its integration plan for the acquisition and expects to incur integration liabilities, including severance pay and lease termination costs. Such liabilities would result in additional goodwill which would be amortized over a thirty-year life. In the second quarter of 1998, MATRIXX recorded approximately $8 million in severance costs related to the integration plan for Transtech, primarily for management employees. Of this amount, approximately $3 million has been paid in the second quarter of 1998, with the remainder expected to be paid in the third quarter of 1998. The integration plan has not been finalized, awaiting determination of the facilities portion of the plan which could result in additional severance liabilities and lease termination costs. The Company expects to complete the majority of the integration activities by December 31, 1998. The severance costs recorded in the second quarter and any additional costs for severance or lease termination resulting from the finalization of the facilities integration plan will result in additional goodwill. Any subsequent adjustments to these costs will be reflected as adjustments to goodwill. The following unaudited pro forma data summarizes the combined results of the operations of Company and Transtech as though the acquisition had occurred :

                                             Six Months
                                            Ended June 30,
                                       ----------------------
Millions of Dollars                      1998           1997
-------------------                    --------      --------
Revenues. . . . . . . . . . . . . .    $1,137.7      $1,063.5
Net income. . . . . . . . . . . . .    $   58.0      $  106.5

Earnings per share:
   Basic . . . . . . . . . . . . . .   $    .43      $    .79
   Diluted . . . . . . . . . . . . .   $    .42      $    .77

     On January 8, 1998, MATRIXX acquired the teleservices assets of Maritz, Inc. for approximately $30 million in cash. The acquisition agreement contains provisions that could increase the purchase price by up to $20 million. The acquisition was accounted for under the purchase method of accounting with resulting goodwill to be amortized over a twenty-five year life. The acquisition of Maritz did not have a material effect on the Company's results of operations in the first quarter of 1998.

(4) STATUS OF BUSINESS RESTRUCTURINGS - The following is an update of the Company's business restructurings:

     MATRIXX - In the fourth quarter of 1997, the Company approved a restructuring plan for MATRIXX. The restructuring plan will result in the consolidation of certain operating divisions and facilities. A charge of $35.0 million was recorded which reduced net income by $23.0 million. During the first six months of 1998, MATRIXX recorded cash expenditures of $3.1 million primarily for severance pay and recorded non-cash asset writedowns of $5.6 million. The restructuring reserve has a balance of
     $17.3 million at June 30, 1998.   Management expects the restructuring plan
     activities to be completed by December 31, 1998 and that the remaining balance in the reserve is adequate to complete the plan.

     CBT and CBI - In 1995, the Company initiated a restructuring plan resulting in the need for fewer people to operate the businesses of CBT and CBI. For the three and six months ended June 30, 1997, the Company recorded non-cash settlement gains of $6.0 million and $21.0 million, respectively, resulting from lump-sum pension distributions to employees retiring under the offer. For the first six months of 1998, there were cash expenditures of $.5 million for severance pay. Management believes that the remaining reserve balance of $4.4 million at June 30, 1998 (primarily for obligations under terminated leases) is adequate to complete the restructuring plan.

Form 10-Q Part I                                          Cincinnati Bell Inc.

                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

(5) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:

                              Three Months           Six Months
                              Ended June 30,        Ended June 30,
                             -----------------    -------------------
Millions of Dollars           1998      1997        1998       1997
-------------------          -------   -------    --------   --------
Revenues. . . . . . . . . .  $ 178.1   $ 165.9     $ 353.4    $ 326.7

Costs and expenses. . . . .    146.6     129.6       288.0      246.9
                             -------   -------     -------    -------
Operating income. . . . . .  $  31.5   $  36.3     $  65.4    $  79.8

Net income. . . . . . . . .  $  17.9   $  21.8     $  36.9    $  47.0
                             -------   -------     -------    -------
                             -------   -------     -------    -------

     CBT incurred mandated telecommunications and Year 2000 programming costs of $7.7 million for the second quarter in 1998 compared with $1.1 million in 1997 and $15.0 million for the six months ended June 30, 1998 compared with $2.2 million for the six months ended June 30, 1997. These costs reduced CBT's net income by $5.0 million for the second quarter in 1998 compared to $.7 million in 1997 and $9.7 million for the six months ended June 30, 1998 compared to $1.4 million for the six months ended June 30, 1997.

     Results for the three and six months ended June 30, 1997 include $6.0 million and $21.0 million of pension settlement gains that increased net income by $3.8 million and $13.4 million, respectively.

                                                         June 30,    December 31,
   Millions of Dollars                                    1998            1997
   -------------------                                  ---------    ------------
   Current assets. . . . . . . . . . . . . . . . .      $  157.6       $  142.5
   Telephone plant-net . . . . . . . . . . . . . .         581.2          550.6
   Other noncurrent assets . . . . . . . . . . . .          13.8           13.3
                                                        --------       --------
   Total assets. . . . . . . . . . . . . . . . . .      $  752.6       $  706.4
                                                        --------       --------
                                                        --------       --------
   Current liabilities . . . . . . . . . . . . . .      $  253.2       $  214.0
   Noncurrent liabilities. . . . . . . . . . . . .          34.6           33.8
   Long-term debt. . . . . . . . . . . . . . . . .         218.1          218.4
   Shareowner's equity . . . . . . . . . . . . . .         246.7          240.2
                                                        --------       --------
   Total liabilities and shareowner's equity . . .      $  752.6       $  706.4
                                                        --------       --------
                                                        --------       --------

(6) AT&T RELATIONSHIP - Each of the Company's major subsidiaries derives significant revenues from AT&T and its affiliates (AT&T) by providing network services, information systems and billing services and customer management solutions. Revenues from AT&T, including network access revenues, were 26% and 24% of the Company's consolidated revenues for the six months ended June 30, 1998 and 1997, respectively.

(7) CONTINGENCIES - The Company is from time to time subject to routine complaints incidental to the business. The Company believes that the results of any complaints and proceedings will not have a materially adverse effect on the Company's financial condition.

Form 10-Q Part I                                          Cincinnati Bell Inc.

                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

(8) EARNINGS PER SHARE - In 1997, the Company adopted Statement of Financial Standards (SFAS) 128, "Earnings Per Share." SFAS 128 requires the dual presentation of basic and diluted earnings per share (EPS). Basic EPS is based on the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised. Prior year EPS have been restated to reflect the adoption of SFAS 128. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                               Three Months              Six Months
                                                              Ended June 30,            Ended June 30,
                                                           ---------------------      -------------------
     Millions of Dollars, Except Per Share Amounts           1998         1997         1998        1997
     ---------------------------------------------         -------       -------      -------    --------
     Basic EPS
     ---------
     Net Income. . . . . . . . . . . . . . . . . . . .     $  42.5       $  54.2      $  65.3    $  111.4

     Average common shares outstanding
     including equivalents (000) . . . . . . . . . . .       136.0         135.2        135.9       135.1

     Basic earnings per share. . . . . . . . . . . . .     $   .31       $   .40      $   .48    $    .82
                                                           -------       -------      -------    --------
                                                           -------       -------      -------    --------

     Diluted EPS
     -----------

     Net Income. . . . . . . . . . . . . . . . . . . .     $  42.5       $  54.2      $  65.3    $  111.4

     Effect of dilutive securities:
     Average common shares outstanding
     including equivalents (000) . . . . . . . . . . .       136.0         135.2        135.9       135.1
     Stock options . . . . . . . . . . . . . . . . . .         2.0           1.9          2.0         1.9
     Stock-based compensation arrangements . . . . . .          .6            .6           .6          .6
                                                           -------       -------      -------    --------
     Total . . . . . . . . . . . . . . . . . . . . . .       138.6         137.7        138.5       137.6

     Diluted earnings per share. . . . . . . . . . . .     $   .31       $   .39      $   .47    $    .81
                                                           -------       -------      -------    --------
                                                           -------       -------      -------    --------

(9) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company may employ a small number of financial instruments to manage its exposure to fluctuations in interest rates and foreign currency exchange rates. The Company does not hold or issue such financial instruments for trading purposes. The Company will adopt SFAS No. 133, as required in the year 2000, and does not expect the impact of adoption to be material.

Form 10-Q Part I                                          Cincinnati Bell Inc.

                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

(10) BUSINESS SEGMENT INFORMATION - The Company operates primarily in three industry segments, Communications Services, Information Management, and Customer Management. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets used in the operations of the segment. The Company's business segment information is as follows:

                                                         Three Months                 Six Months
   Millions of Dollars                                  Ended June 30,              Ended June 30,
   -------------------                             -----------------------       -----------------------
                                                     1998           1997           1998           1997
                                                   --------       --------       --------       --------
   REVENUES
   Communications services                         $  219.5       $  207.1       $  436.0       $  407.0
   Information management                             146.1          134.0          290.0          264.5
   Customer management                                222.1          111.2          389.0          226.4
   Intersegment                                       (20.5)         (19.2)         (39.7)         (35.3)
                                                   --------       --------       --------       --------
                                                   $  567.2       $  433.1       $1,075.3       $  862.6
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------
   INTERSEGMENT REVENUES
   Communications services                         $    2.3       $    5.6       $    5.4       $    8.1
   Information management                              15.4           11.8           28.9           24.0
   Customer management                                  2.8            1.8            5.4            3.2
                                                   --------       --------       --------       --------
                                                   $   20.5       $   19.2       $   39.7       $   35.3
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------
   SPECIAL ITEMS (see MD&A)
   Communications services                         $      -       $   (6.0)      $      -       $  (21.0)
   Information management                                 -              -              -              -
   Customer management                                    -              -           42.6              -
                                                   --------       --------       --------       --------
                                                   $      -       $   (6.0)      $   42.6       $  (21.0)
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------
   OPERATING INCOME
   Communications services                         $   43.8       $   49.6       $   90.5       $  106.7
   Information management                              27.6           25.5           54.6           48.2
   Customer management                                 14.1           12.6          (14.3)          27.2
   Corporate and eliminations                          (1.7)           (.1)          (4.5)          (1.0)
                                                   --------       --------       --------       --------
                                                   $   83.8       $   87.6       $  126.3       $  181.1
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------
   ASSETS
   Communications services                                                       $  829.9       $1,100.7
   Information management                                                           295.1          267.8
   Customer management                                                            1,009.1          268.7
   Corporate and eliminations                                                       161.0           99.4
                                                                                 --------       --------
                                                                                 $2,295.1       $1,736.6
                                                                                 --------       --------
                                                                                 --------       --------
   CAPITAL ADDITIONS (including acquisitions)
   Communications services                         $   44.5       $   53.6       $   84.9       $   89.2
   Information management                              16.0            6.8           21.6            9.9
   Customer management                                 17.8           11.6          681.7           17.0
   Corporate                                             .1            5.1             .5            5.1
                                                   --------       --------       --------       --------
                                                   $   78.4       $   77.1       $  788.7       $  121.2
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------
   DEPRECIATION AND AMORTIZATION
   Communications services                         $   26.9       $   30.9       $   53.5       $   61.2
   Information management                               7.4            8.0           14.1           15.7
   Customer management                                 18.9            6.6           30.6           12.7
   Corporate                                             .3             .1             .5             .2
                                                   --------       --------       --------       --------
                                                   $   53.5       $   45.6       $   98.7       $   89.8
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------

Form 10-Q Part I                                          Cincinnati Bell Inc.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this quarterly report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences, include but are not limited to, those discussed herein, and those discussed in the Company's 1997 Annual Report on Form 10-K and the current year's previously issued Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and segment data. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW

Revenues were $567.2 million and $1,075.3 for the second quarter and six months of 1998, up 31% and 25%, respectively, from $433.1 million and $862.6 million for the same periods of 1997. The acquisitions of the teleservices operations of Maritz, Inc. (Maritz) and of AT&T Solutions Customer Care (Transtech) by MATRIXX in the first quarter of 1998 produced approximately $106 million and $150 million of the revenue increase for the second quarter and six months, respectively.

Costs and expenses excluding special items were $483.4 million and $906.4 million for the second quarter and six months of 1998, up 38% and 29% from $351.5 million and $702.5 million for the same periods in 1997. MATRIXX's first quarter 1998 acquisitions contributed $102 million and $146 million of the increase during the second quarter and six months, respectively. Special items affected costs and expenses for both years. For 1998, $42.6 million of purchased research and development costs were recorded during the first
quarter by MATRIXX as a result of its acquisition of Transtech.   Pension
settlement gains from a 1995 restructuring were $6.0 million and $21.0 million for the three and six months ended June 30, 1997, respectively.

Operating income excluding special items was $83.8 million and $168.9 million for the second quarter and six months of 1998, up 3% and 5%, respectively, from $81.6 million and $160.1 million for the same periods in 1997.
MATRIXX's acquisitions contributed somewhat to the increases in operating income.

The debt financing of the two 1998 acquisitions increased the Company's interest expense by over $10 million and $13 million for the three and six month periods, respectively. The Company's commitment to fund start-up operating losses associated with its 80% investment in a venture with AT&T to provide personal communications services (PCS) in the Greater Cincinnati and Dayton markets, resulted in the equity method recording of losses totaling $7.1 million and $8.8 million for the second quarter and six month periods. The Company believes that the transaction will close sometime in 1998, although closure is dependent on, among other things, Federal Communications Commission (FCC) approval of a PCS license transfer from AT&T to the venture.
 Subsequent to the closing of this transaction, it is expected that the venture's operating results will be reflected in the Company's reporting on a consolidated basis, with AT&T's 20% ownership interest reflected as a minority interest. The Company's 1998 MATRIXX acquisitions and PCS venture reduced net income $8.5 million or $.06 per common share for the second quarter and $11.6 million or $.08 per common share for the six months.

Net income excluding special items for 1998 was $42.5 million or $.31 per common share for the second quarter and $91.7 million or $.66 per common share for the first six months. For the same periods in 1997, net income excluding special items was $50.3 million or $.37 per common share and $98.0 million or $.71 per common share, respectively. Reported net income was $42.5 million or $.31 per common share for the second quarter of 1998 and $65.3 million or $.47 per common share for the six months ended June 30, 1998. This compares with reported net income of $54.2 million or $.39 for the second quarter of 1997 and $111.4 million or $.81 per common share for six months ended June 30, 1997.

Form 10-Q Part I                                          Cincinnati Bell Inc.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 1998, the Company continued to incur significant Year 2000 programming costs and regulator mandated telecommunications costs. Each of the Company's segments incurred costs to ready its systems and software for the Year 2000. These costs totaled $10.1 million and $18.7 million for the three and six months ended June 30, 1998, compared with $1.5 million and $2.1 million for the three and six months ended June 30, 1997. CBT also incurred costs to modify its network to accommodate connections with competing networks and to allow customers to maintain their telephone numbers when they switch local service providers. These regulator-mandated costs totaled $5.4 million and $9.8 million for the three and six months ended June 30, 1998, compared with only $1.1 million and $2.2 million for the same two periods in 1997.

COMMUNICATIONS SERVICES

                                         Three Months Ended June 30,               Six Months Ended June 30,
                                     ---------------------------------         --------------------------------
($ Millions)                            1998      1997     Change    %           1998      1997     Change    %
                                     --------   -------    ------   --         -------   -------    ------   --
Revenues
   Local service                     $  100.9   $  95.8    $  5.1    5         $ 201.5   $ 190.7    $ 10.8    6
   Network access                        45.7      43.2       2.5    6            90.3      83.7       6.6    8
   Other services                        72.9      68.1       4.8    7           144.2     132.6      11.6    9
                                     --------   -------    ------   --         -------   -------    ------   --
   Total                                219.5     207.1      12.4    6           436.0     407.0      29.0    7

Operating expenses                      168.0     162.4       5.6    3           330.5     319.1      11.4    4
Year 2000 programming
   costs                                  2.3         -       2.3    -             5.2         -       5.2    -
Mandated telecommunications
   costs                                  5.4       1.1       4.3    -             9.8       2.2       7.6    -
Special items:
   Pension settlement
   gains                                    -      (6.0)      6.0    -               -     (21.0)     21.0    -
                                     --------   -------    ------   --         -------   -------    ------   --
   Total                                175.7     157.5      18.2   12           345.5     300.3      45.2   15

Operating income                     $   43.8   $  49.6    $ (5.8) (12)        $  90.5   $ 106.7    $(16.2) (15)

Access lines (In thousands)                                                      1,025       984        41    4
Minutes of use (In millions)            1,046       989       57     6           2,099     1,985       114    6

The Company's communications services businesses continued to perform strongly in the second quarter of 1998 as increased marketing activities fueled revenue growth of 6% and 7% for the second quarter and six months, respectively. The increases for costs and expenses excluding special items were comparable with revenues for both periods. Costs for Year 2000 programming and mandated telecommunications costs were $6.6 million and $12.8 million higher for the second quarter and six months of 1998 compared with the same periods last year. Without the increased costs related to these two initiatives, the rate of expense increase was 3% and 4%, respectively, reflecting successful efforts at controlling costs.

Local service revenues increased $5.1 million and $10.8 million for the second quarter and six months, respectively. Access lines grew approximately 4% during the past twelve months as a result of a strong economy and increased marketing of additional access lines and call management, custom calling and central office features. The introduction of pay per usage programs for certain call management and custom calling features also contributed to the revenue growth. Somewhat offsetting the revenue increases in the second quarter was a rate reduction for business services resulting from the agreement reached with the Public Utilities Commission of Ohio
(PUCO) on CBT's alternative regulation plan which became effective in April
1998.

Network access revenues increased $2.5 million for the three months and $6.6 million for the six months principally in end user and special access services. The increase resulted from growth in access lines, customer demand for special access services and growth in access minutes of use. Access revenues were

Form 10-Q Part I                                          Cincinnati Bell Inc.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

also affected by FCC changes in access charges which include the implementation of an end user charge to long distance carriers for pre-subscribed customers, offset by reductions in certain switched access categories. Decreases in carrier common line and transport rates as a result of FCC changes partially offset the growth in access minutes of use and caused a decrease in switched access revenues. The increase in access revenues also reflects the effect of potential overearnings liabilities that were recorded in the first six months of 1997.

Other communications services increased $4.8 million and $11.6 million for the second quarter and six months, respectively, primarily as a result of higher revenues at CBT from the deregulation of public telephone services and higher public telephone usage rates, new data services business, wiring and wire maintenance services and internet access, and higher revenues at CBLD. The increases were partially offset by reduced intrastate message revenue at CBT from customers transitioning to extended-area local service and softness in equipment sales at CBS.

Operating expenses increased $5.6 million for the second quarter and $11.4 million excluding special items for the six months. The increases were principally at CBT and CBLD. The factors that caused the increases at CBT were expenses for contract labor and consulting fees, personnel costs and charges for universal service funding as mandated by regulatory requirements.
 Partially offsetting the CBT increases was a decrease in depreciation expense principally as a result of the discontinuance of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," in the fourth quarter of 1997. At CBLD, the increases were caused by higher selling, general and administrative expenses.

Efforts at CBT to ready its systems for Year 2000 and to make regulator-mandated modifications to its network caused notable increases in these costs for both periods.

CBT recorded $6.0 million and $21.0 million in pension settlement gains during the second quarter and six months ended June 30, 1997 as special items. There were no special items through the first six months of 1998.

INFORMATION MANAGEMENT
----------------------

                                    Three Months Ended June 30,                        Six Months Ended June 30,
                            -------------------------------------------       ------------------------------------------
($ Millions)                  1998          1997           Change     %        1998           1997           Change    %
                            -------       -------          ------     -       -------        -------         ------   --
Revenues                    $ 146.1       $ 134.0          $ 12.1     9       $ 290.0        $ 264.5         $ 25.5   10

Operating expenses            113.5         107.0             6.5     6         225.7          214.2           11.5    5
Year 2000 programming
   costs                        5.0           1.5             3.5     -           9.7            2.1            7.6    -
                            -------       -------          ------             -------        -------         ------
   Total                      118.5         108.5            10.0     9         235.4          216.3           19.1    9

Operating income            $  27.6       $  25.5          $  2.1     8       $  54.6        $  48.2         $  6.4   13

The information management segment had 8% and 13% operating income growth in 1998 for the second quarter and six-month periods, respectively, and maintained the level of its operating margin despite increased spending for Year 2000 programming costs.

Revenues increased $12.1 million for the three months and $25.5 million for the six months. Data processing revenues increased $11.7 million and $27.4 million from growth in wireless billing subscriber services. CBIS's wireless clients' subscriber levels increased 26% for the six months compared with 1997. The increase in data processing revenues from the growth in wireless subscribers was partially offset by a decline in the number of subscribers for whom CBIS performs wireless long distance billing. The decline resulted from the Telecommunications Act of 1996 (the Act) causing a loss in wireless long distance market share for one of CBIS's clients to another long distance carrier. Professional and consulting revenues increased $5.1 million in the second quarter of 1998 from an increase in services for cellular and PCS clients. International revenues

Form 10-Q Part I                                          Cincinnati Bell Inc.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decreased $4.4 million for the three months and $6.2 million for the six months primarily from a reduction of efforts on international contracts that are winding down in 1998, partially offset by increased revenue from new clients.

Operating expenses increased $6.5 million and $11.5 million for the second quarter and six months of 1998, respectively. The increase was almost entirely the result of increased direct costs of providing services including additional headcount, data center upgrades, client specific development, bill finishing costs and higher wage rates, particularly for computer programmers.

Costs to reprogram systems and software for the Year 2000 increased $3.5 million and $7.6 million for the three and six months compared with last year as efforts on these projects have increased significantly .

CUSTOMER MANAGEMENT
-------------------

                                    Three Months Ended June 30,                        Six Months Ended June 30,
                            -------------------------------------------      ------------------------------------------
($ Millions)                  1998          1997          Change     %        1998           1997          Change    %
                            -------       -------         -------   ---      -------       --------       --------  ---
Revenues                    $ 222.1       $ 111.2         $ 110.9   100      $ 389.0       $  226.4       $  162.6   72

Operating expenses            205.2          98.6           106.6   108        356.9          199.2          157.7   79
Year 2000 programming
   costs                        2.8             -             2.8     -          3.8              -            3.8    -
Special items:
   Purchased research
   and development costs          -             -               -     -         42.6              -           42.6    -
                            -------       -------         -------            -------       --------       --------
   Total                      208.0          98.6           109.4   111        403.3          199.2          204.1  102

Operating income            $  14.1       $  12.6         $   1.5    12      $ (14.3)      $   27.2       $  (41.5)   -

Revenues and costs and expenses increased significantly during the second quarter and six months of 1998, principally as a result of the Maritz and Transtech acquisitions made in the first quarter 1998. Excluding the impact of these acquisitions and a special item from the first quarter, operating income decreased $2.5 million for the three-month period and $2.8 million for the six-month period.

Revenues increased $110.9 million for the second quarter of 1998 and $162.6 million for the first six months of 1998. The acquisitions accounted for $106.2 million and $150.0 million of the increases, respectively. Without the acquisitions, revenues increased 4% in the second quarter of 1998 and 6% in the first six months of 1998.

Dedicated services revenues, where clients are served by a dedicated MATRIXX service team handling more complex customer service and sales account management needs, increased $4.4 million and $13.6 million (excluding the acquisitions). The increases were caused by continued strong sales to clients in the technology and communications industries. Almost all of the revenues contributed by Transtech and Maritz are dedicated services revenues, bringing the total increase in dedicated services revenues to approximately $111 million for the second quarter of 1998 and approximately $164 million for the first six months of 1998. Traditional inbound/outbound revenues, where clients' significant sales campaigns and direct response programs are served by clients-shared facilities, continued to recover from the significant decline experienced in the third quarter of 1997 when a shift in marketing efforts by certain major clients occurred. Despite this recovery, traditional revenues were still lower by 1% and 2% for the three and six months periods than in 1997. International revenues increased slightly for both periods.

Operating expenses increased $106.6 million for the second quarter of 1998 and $157.7 million for the six months ended June 30, 1998, of which $102.2 million and $146.1 million, respectively, was related to the acquisitions. Operating expenses from the core business increased $4.5 million and $11.6 million, respectively. The increases in the core business expenses were the result of higher personnel costs, depreciation expense and facility lease expense. Costs to modify systems for Year 2000 compliance were $2.8 million and $3.8

Form 10-Q Part I                                          Cincinnati Bell Inc.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million for the second quarter of 1998 and first half of 1998, respectively. There were no Year 2000 costs for the same periods in 1997.

In connection with the Transtech acquisition in the first quarter of 1998, MATRIXX expensed $42.6 million of purchased research and development costs which represented approximately 7% of the $625 million purchase price. The amount expensed was determined through an independent valuation that MATRIXX used to allocate the Transtech purchase price to the acquired assets. The amount was recorded as a special item. The $42.6 million relates to two ongoing development projects at Transtech that had not reached technological feasibility at the time of the acquisition and had no alternative future use.
 MATRIXX  intends to continue both of these development projects.     One of
these projects was the development of proprietary technology for Trantech's employee-care business offering. The other project was the development of technology to provide billing detail to clients' customers that would allow those customers to manipulate and analyze the billing information. MATRIXX expects the employee-care proprietary technology project to be completed later in 1998 and that the cost to complete the project will be less than $2 million. Management believes this project will be successfully completed. The billing technology project has been delayed based upon management's view of very recent changes in the demand for the technology in MATRIXX's market. Management's estimate of the cost to complete this project is approximately $5 million. Management is uncertain regarding the ultimate success of this project. Should MATRIXX be unsuccessful in completing these projects, the impact would include lost opportunities for new business and the potential loss of existing employee-care clients if their business needs are not met.

The Company's results for the second quarter of 1998 were adversely impacted by lower than anticipated revenues from AT&T under the contract associated with the Transtech Acquisition. Revenues from AT&T under that contract totaled approximately $57 million for the second quarter of 1998, which is below the level necessary to achieve the $300 million annual amount required by the contract. MATRIXX continues to implement its restructuring program adopted in the fourth quarter of 1997, which was designed to increase productivity and improve service to clients. Separately, MATRIXX is redistributing work and initiating salaried workforce reductions at Transtech to achieve the anticipated scale benefits from integrating those operations into MATRIXX. Additionally, CBIS and MATRIXX are evaluating opportunities to improve efficiency and reduce costs by integrating certain operations, which could potentially result in a charge later in 1998.

Operating margin, excluding the special item, decreased 5.0 points and 4.7 points for the three and six months, respectively, primarily as a result of acquisitions made in the first quarter of 1998. Excluding the special item, Year 2000 programming costs and the acquisitions in the first quarter of 1998, the operating margin of MATRIXX's core business was 11.0% for the second quarter of 1998 compared to 11.3% in 1997 and 11.8% for the first six months of 1998 compared to 12.0% in 1997.

                             Three Months Ended June 30,               Six Months Ended June 30,
                        -----------------------------------        ----------------------------------
($ Millions)              1998       1997      Change    %          1998        1997     Change    %
                        ------      ------     ------  ----        ------     -------    -------  ---
Other income/
   (expense), net       $  (.8)     $  4.9     $ (5.7) (116)       $   .8     $   8.3    $  (7.5) (90)
Interest expense        $ 17.6      $  9.1     $  8.5    93        $ 28.4     $  17.7    $  10.7   60
Income taxes            $ 22.9      $ 29.2     $ (6.3)  (22)       $ 33.4     $  60.3    $ (26.9) (45)

The decrease in other income (expense), net for the three months and six months periods of 1998 compared to 1997 was the result of $7.1 million and $8.8 million, respectively, in start-up operating costs for the wireless venture in 1998 and interest income associated with the 1997 federal income tax refunds that resulted from the settlement of IRS audits for tax years 1989-91. The decrease was partially offset by increases in other income of $3.0 million for the second quarter of 1998 and $4.2 million for the six months ended June 30, 1998 from the Company's cellular partnership investment.

Form 10-Q Part I                                          Cincinnati Bell Inc.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense increased principally as a result of acquisitions made in the first quarter 1998 that have been financed with short-term debt. The weighted average interest rate for debt was 6.1% for the six months ended June 30, 1998 compared to 6.9% for the same period last year. For the six months ended June 30, 1998 and 1997, average debt outstanding was $931 million and $502 million, respectively.

Lower income before taxes was the principal reason for the decrease in income taxes. Excluding special items, the effective tax rate was 35.1% for both year-to-date periods of 1998 and 1997.

FINANCIAL CONDITION

Capital Investment, Resources and Liquidity
-------------------------------------------
Management believes that the Company has adequate internal and external resources available to finance its on-going operating requirements, including network expansion and modernization, business development and dividend programs. The acquisitions of Transtech and Maritz for MATRIXX by the Company during the first quarter of 1998 were financed by the issuance of short-term debt, largely commercial paper. The balance in short-term debt increased to $906 million at June 30, 1998 from $191 million at December 31, 1997. The Company plans to raise equity through the sale of less than 15% of Convergys' common shares. The Company has announced that the proceeds from the planned offering of Convergys' common shares to the public will be generally used to repay a portion of the Company's outstanding short-term debt. The Company's pending investment in a venture with AT&T to provide PCS services in Cincinnati and Dayton, expected to close later in 1998, will likely require financing up to $150 million. The Company may seek additional permanent financing to maintain its financial flexibility.

Cash provided by operating activities was $83.5 million for the first six months of 1998 compared to $146.9 million for the first six months of 1997. The decrease in cash flows from operating activities was caused primarily from an increase in accounts receivable related to increases in receivables at the two acquired teleservices businesses and the timing of cash receipts from certain significant clients.

The Company's most significant investing activity was cash paid for the MATRIXX acquisitions. Maritz was acquired in January for $30 million in cash and Transtech in March for $625 million in cash. Capital expenditures were comparable for the six months of 1998 compared to the six months of 1997.

Balance Sheet
-------------
The increases to receivables, property, plant and equipment, goodwill and other intangibles, debt maturing in one year, accounts payable and accrued liabilities and deferred income taxes were caused by the MATRIXX acquisitions during the first quarter of 1998.

Capitalization
--------------
As a result of the Company's announcement on April 27, 1998 to spin off Convergys later this year, two rating agencies issued statements regarding the Company's debt ratings. Moody's Investor Service (Moody's) placed the debt ratings of the Company under review for possible downgrade. Currently, Moody's rating for the Company's unsecured debt is Baa1, and commercial paper is P-2. The senior unsecured debt rating for CBT is A2. Standard & Poor's (S&P) placed the ratings of the Company and CBT on credit watch with positive implications. Currently, S&P's rating for the Company's senior unsecured debt and corporate credit is A- and the rating for CBT's unsecured debt is A+.
The commercial paper rating for the Company is A-2.

REGULATORY MATTERS AND COMPETITIVE TRENDS

FEDERAL - In August 1996, the FCC issued its order on interconnection, the first of three significant rulings that will determine the ground rules for local exchange competition. In July 1997, the Court of Appeals issued a decision stating that the FCC rules exceeded their authority under the Act in several areas. Among other things, the Court rejected the FCC pricing guidelines and the "pick and choose" rule that would have allowed new entrants to select the most favorable provisions of interconnection arrangements. In October 1997, the Court issued an order that vacated the portion of the FCC's interconnection rules that required incumbent LECs

Form 10-Q Part I                                          Cincinnati Bell Inc.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to combine unbundled network elements for interconnectors. The Court of Appeals decision has been appealed by the FCC to the U.S. Supreme Court. CBT cannot determine the impact or timing of a decision by the U.S. Supreme Court regarding this matter.

In May 1997, the FCC adopted orders on access charge reform and a new universal service program. The access charge reform order generally removed from minute-of-use access rates, costs that are not incurred on a per minute-of-use basis. The order also adopted changes to the interstate rate structure for transport services which are designed to move the charges for these services to more cost-based levels. Several parties have appealed with the Court various issues regarding the FCC orders. However, even though the appeals are pending, CBT, like the other price cap local exchange carriers
(LECs), had to implement the first phase of the access reform order on January 1, 1998. This filing went into effect under investigation. Given the ongoing regulatory and judicial developments in these areas, it is not yet possible to determine the full impact of the Act and related FCC regulations on CBT operations.

In July 1997, CBT's price cap tariff filing was approved by the FCC without suspension. The election of price caps will better enable CBT to meet the challenges faced in the new competitive environment. CBT and another company have filed petitions for reconsideration with the FCC to revisit the establishment of the 6.5% productivity offset. In addition, several appeals have been filed with the U.S. Court of Appeals regarding the order establishing the 6.5 % productivity offset. At this time, the outcome of the petition for reconsideration and the appeals cannot be determined.

OHIO - On March 19, 1998, CBT, the PUCO, the Office of Consumers Counsel and other intervenors reached a settlement for CBT's "Commitment 2000" alternative regulation plan application. The settlement was approved by the PUCO on April 9, 1998.

Under terms of the settlement, CBT will: (i) not increase residential access line and measured service usage rates; (ii) set business rates based on market conditions; (iii) reduce residential rates for qualified, low income customers by approximately 30 percent; and (iv) include Touch-Tone as part of all customers' basic telephone service. The settlement allows CBT to operate with additional pricing flexibility and without the constraints of rate-of-return regulation.

Rates that business customers pay will decline by approximately $4 million per year under the plan. The exact amount of the decrease will depend on the number of additional features each business has activated, with rates decreasing an average of 3.5%. Access charges, the amount paid by long distance companies to use CBT's network, will also decrease by approximately $8 million per year. Approximately $4 million of the access charge annual decrease was put in place in rates effective as of April 14, 1998 and the remainder in rates that will become effective on January 1, 1999.

KENTUCKY - On June 29, 1998, CBT filed an application with the Public Service Commission of Kentucky (PSCK), requesting pricing and marketing flexibilities similar to the Ohio alternative regulation plan. The application also requests continuation of uniform rates for business and residential customers. It is anticipated that the PSCK will render a decision by the end of 1998. If CBT is granted a similar regulatory plan in Kentucky to its Ohio plan, the anticipated impact to CBT's annual revenues is a reduction of approximately $.2 million.

BUSINESS OUTLOOK

COMMUNICATIONS SERVICES - Competition in the local exchange business is increasing, due to legislative and regulatory initiatives, as well as new technologies. CBT can expect increased pressure for the remainder of 1998 and beyond from various companies including competitive local exchange carriers, interexchange carriers and resellers. CBT continues to develop new service offerings to offset anticipated future competitive losses and is working to assure implementation of rules that result in fair competition. The recently approved Ohio rate plan will provide CBT with a flexible form of price regulation and opportunities to grow value-added service revenue in an environment of stable basic service prices. Nevertheless, these initiatives and developments could make it more difficult for CBT to maintain current revenue and profit levels. CBT will continue to develop

Form 10-Q Part I                                          Cincinnati Bell Inc.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

new products and services in an effort to broaden the services it can offer to its customers. CBT is focusing on its ability to expedite complete delivery of solutions and offers to customers.

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

INFORMATION MANAGEMENT - CBIS continues to rely on a few large clients for most of its revenue. CBIS's top three clients, excluding CBT, accounted for 60% of its revenues for the first six months of 1998. CBIS maintains multi-year contracts with its clients, but some contracts have early termination clauses. CBIS may renegotiate one or more major contracts in 1998. This could involve exchanging lower prices for longer contract terms and a broader relationship. Any reduction in prices would negatively impact future results. Additionally, one CBIS client representing 11% of CBIS's 1997 revenues announced its intention to be acquired by one of CBIS's competitors during the first quarter of 1998. The related contract extends through 2006 and does not provide for ease of early termination without a CBIS breach. It was announced in the second quarter of 1998 that another CBIS client representing 7% of CBIS's 1997 revenues is intending to be
acquired by another company.    CBIS has signed a letter of intent with this
client and is currently negotiating toward a contract that is expected to run through 2004.

A significant amount  of CBIS's growth is directly related to increased
wireless subscribers in the domestic  marketplace.    While that trend has
continued in the first six months of 1998, if the domestic wireless industry growth rate declines in the future, CBIS's ability to grow revenues and earnings could be adversely affected. Additionally, certain international network-management systems development efforts have been reduced as long-term contracts have reached completion.

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

CUSTOMER MANAGEMENT - The teleservices business is very competitive and MATRIXX has experienced some softness in the market beginning during the second half of 1997. The softness has affected the traditional teleservices business, which through the acquisitions of Maritz and Transtech and internal growth of MATRIXX's outsourced dedicated business, is becoming a smaller portion of MATRIXX's business. While the traditional business recovery that began in the fourth quarter of 1997 has continued in the second quarter of 1998, revenues remain below levels experienced prior to the aforementioned market softness. In response to this softness, MATRIXX initiated a restructuring plan and recorded a charge of $35 million in the fourth quarter of 1997. MATRIXX continues to move aggressively to complete its restructuring program, including reducing its workforce, closing facilities and capturing the efficiencies and scale advantages it anticipates from the integration of the Maritz and Transtech acquisitions into its other businesses. Implementation of the plans is expected to be completed by the end of 1998. When fully implemented, the plan is expected to reduce costs by over $10 million from the levels that would have been experienced had the planned restructuring activities not occurred.

Form 10-Q Part I                                          Cincinnati Bell Inc.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATRIXX's top three clients accounted for 47% of its revenues for the first half of 1998 up from 39% for the same period in 1997. Loss of any significant contracts would have an adverse effect on its revenues and profits. MATRIXX must continue to win new contracts and grow its business with existing clients in a competitive market that has current capacity in its call centers. The acquisition of Transtech has increased the portion of MATRIXX's revenues from its top three clients, but the related eight-year teleservices agreement with AT&T helps reduce the risk of loss for that portion of the business. However, significant quarterly fluctuations may still occur. In May 1998, the Company disclosed that revenues from the teleservices agreement with AT&T were running below its expectations. Those revenues are subject to guaranteed minimums under the first three years of the eight-year contract. AT&T has provided assurances that it plans to meet its requirements under the contract. However, revenues from AT&T under that contract totaled approximately $57 million, which is below the level necessary to achieve the $300 million annual amount required by the contract.
 The level of intensity and success of MATRIXX's clients in the marketplace are also important drivers of MATRIXX's growth.

MATRIXX's Year 2000 spending is expected to be $10 to $12 million in 1998 and somewhat lower in 1999.

YEAR 2000 PROGRAMMING - The Company will incur a range of $35 to $45 million in expenses in 1998 in order to ready its software and systems for the Year 2000. Year 2000 programming costs are expected to be lower in 1999, likely in a range of $15 million to $25 million. These expenses will continue to materially reduce earnings and cash flows. Some major CBIS applications are expected to be Year 2000 compliant in 1998. If the Company were to be unsuccessful in readying its software and systems for the Year 2000, the effect that this would have on client relationships, particularly in the Information Management segment, would be a material adverse impact on the Company. The failure of one of the Company's clients or suppliers to successfully modify its systems for the Year 2000 could also have an adverse impact on the Company.

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

Form 10-Q Part I                                          Cincinnati Bell Inc.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders of the Company held on April 27, 1998, the shareholders elected five directors and ratified the Company's independent accountants.

Phillip R. Cox was elected as a director with 106,790,353 common shares voting for election and 1,915,777 common shares voting against election. William A. Friedlander was elected as a director with 106,903,109 common shares voting for election and 1,803,022 common shares voting against election. Roger L. Howe was elected as a director with 107,210,685 common shares voting for election and 1,495,445 common shares voting against election. John T. LaMacchia was elected as a director with 105,383,960 common shares voting for election and 3,322,170 common shares voting against election. Steven C. Mason was elected as a director with 107,295,021 common shares voting for election and 1,411,109 common shares voting against election.

Coopers & Lybrand L.L.P. (name changed effective July 1, 1998 to
PricewaterhouseCoopers LLP) was ratified as the Company's independent accountants with 107,507,216 common shares voting for ratification and 685,438 common shares voting against ratification.


ITEM 5.  OTHER INFORMATION

Under amended Rule 14a-4 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "1934 Act"), the Company's shareholders now have until February 15, 1999 to submit proposals intended for inclusion in the Notice of 1999 Annual Meeting and Proxy Statement. Proposals should be sent to W.D. Baskett, Secretary, 201 East Fourth Street, P.O. Box 2301, Cincinnati, Ohio 45201 and must comply with Rule 14a-8 under the 1934 Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          The following is filed as an Exhibit to Part I of this Form 10-Q:

          Exhibit
          Number
          --------
            27      Financial Data Schedule

     (b)  Reports on Form 8-K.

          Form 8-K/A, date of report May 15, 1998, reporting the required audited financial statements of AT&T Solutions Customer Care and the Company's unaudited pro forma condensed consolidated financial statements. This was the result of the Company's announcement in March, 1998 that it had consummated an agreement for MATRIXX, its teleservices subsidiary, to acquire substantially all the assets of AT&T Solutions Customer Care.

                                     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Cincinnati Bell Inc.



Date:  August 12, 1998                  /s/ Brian C. Henry
                                        ------------------------------------
                                        Brian C. Henry
                                        Executive Vice President and
                                        Chief Financial Officer