Form 10-Q
period 1998-09-30
CINCINNATI BELL INC /OH/
filed 1998-11-16
CIK 716133

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

              __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.


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


     At October 31, 1998, 136,417,592 Common Shares were outstanding.

                         PART I - FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME,
                   COMPREHENSIVE INCOME AND RETAINED EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)


                                                                              THREE MONTHS                 NINE MONTHS
                                                                           ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                           --------------------        ----------------------
                                                                             1998         1997           1998          1997
                                                                           -------      -------        --------      --------
Revenues...............................................................    $ 578.4      $ 433.2        $1,653.7      $1,295.8
                                                                           -------      -------        --------      --------
Costs and Expenses
   Cost of providing services and products sold........................      324.1        228.3          926.0          692.2
   Selling, general and administrative.................................       92.0         68.1          269.3          212.6
   Depreciation and amortization.......................................       56.2         47.4          154.9          137.2
   Year 2000 programming costs.........................................        9.7          4.8           28.4            6.9
   Mandated telecommunications costs...................................         .9          2.8           10.7            5.0
   Purchased research and development costs............................         --           --           42.6             --
Special credits........................................................         --           --             --          (21.0)
                                                                           -------      -------        --------      --------
     Total Costs and Expenses..........................................      482.9       351.4         1,431.9        1,032.9
                                                                           -------      -------        --------      --------
Operating Income.......................................................       95.5         81.8          221.8          262.9
Other Income (Expense), Net............................................       (2.7)         6.0           (1.9)          14.3
Interest Expense.......................................................       16.1          9.1           44.5           26.8
Minority Interest......................................................        1.5           --            1.5             --
                                                                           -------      -------        --------      --------
Income Before Income Taxes.............................................       75.2         78.7          173.9          250.4
Income Taxes...........................................................       26.8         26.9           60.2           87.2
                                                                           -------      -------        --------      --------
Net Income.............................................................    $  48.4      $  51.8         $113.7       $  163.2
                                                                           -------      -------        --------      --------
                                                                           -------      -------        --------      --------
Other Comprehensive Income, Net of Tax:
   Foreign currency translation adjustments............................    $  (1.0)     $   (.1)       $  (2.7)      $   (1.5)
   Pension liability adjustment........................................         --           --             --             .8
   Unrealized loss on investments......................................       (2.1)          --           (2.1)            --
                                                                           -------      -------        --------      --------
Total Other Comprehensive Income.......................................       (3.1)         (.1)          (4.8)           (.7)
                                                                           -------      -------        --------      --------
Comprehensive Income...................................................    $  45.3      $  51.7        $ 108.9       $  162.5
                                                                           -------      -------        --------      --------
                                                                           -------      -------        --------      --------
Earnings Per Common Share..............................................
   Basic...............................................................    $   .36      $   .38        $    .84      $    .21
                                                                           -------      -------        --------      --------
                                                                           -------      -------        --------      --------
   Diluted.............................................................    $   .35      $   .38        $    .82      $   1.19
                                                                           -------      -------        --------      --------
                                                                           -------      -------        --------      --------
Dividends Declared Per Common Share....................................    $   .10      $   .10        $    .30      $    .30
                                                                           -------      -------        --------      --------
                                                                           -------      -------        --------      --------
Average Common Shares Outstanding Including Equivalents................
   Basic...............................................................      136.0        135.3          135.9          135.2
   Diluted.............................................................      138.1        137.7          138.3          137.7
Retained Earnings
   Beginning of period.................................................    $ 261.0      $ 373.5        $ 221.9       $  288.5
   Net income..........................................................       48.4         51.8          113.7          163.2
   Common dividends declared...........................................      (13.6)       (13.5)         (41.0)         (40.7)
   Other...............................................................         .6          (.4)           1.8             .4
                                                                           -------      -------        --------      --------
   End of period.......................................................    $ 296.4      $ 411.4        $  296.4      $  411.4
                                                                           -------      -------        --------      --------
                                                                           -------      -------        --------      --------
Accumulated Other Comprehensive Income:
   Beginning of period.................................................    $  (9.8)     $  (7.9)       $  (8.1)      $   (7.3)
   Foreign currency translation adjustments............................       (1.0)         (.1)          (2.7)          (1.5)
   Pension liability adjustment........................................         --           --             --             .8
   Unrealized loss on investments......................................       (2.1)          --           (2.1)            --
                                                                           -------      -------        --------      --------
End of period..........................................................    $ (12.9)     $  (8.0)       $  (12.9)     $   (8.0)
                                                                           -------      -------        --------      --------
                                                                           -------      -------        --------      --------


See Notes to Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)


                                                                                 (UNAUDITED)
                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                   1998            1997
                                                                              ---------------    --------
ASSETS
Current assets
   Cash and cash equivalents...........................................      $      1.5        $      9.9
   Receivables, less allowances of $20.7 and $14.0.....................           461.3             350.8
   Material and supplies...............................................            14.7              16.3
   Deferred income taxes...............................................            25.2              24.6
   Prepaid expenses and other current assets...........................            52.3              48.4
                                                                             ----------        ----------
     Total current assets..............................................           555.0             450.0

Property, plant and equipment - net....................................           838.9             703.2
Goodwill and other intangibles - net...................................           698.2             195.0
Investments in unconsolidated entities.................................            90.1              77.6
Deferred charges and other assets......................................           110.2              72.9
                                                                             ----------        ----------

     Total Assets......................................................      $  2,292.4        $  1,498.7
                                                                             ----------        ----------
                                                                             ----------        ----------

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
   Debt maturing in one year...........................................      $    619.3        $    190.6
   Accounts payable and accrued liabilities............................           275.8             208.4
   Accrued taxes.......................................................            55.3              51.5
   Advance billing and customers' deposits.............................            36.1              35.0
   Other current liabilities...........................................            45.2              49.4
                                                                             ----------        ----------
     Total current liabilities.........................................         1,031.7             534.9

Long-term debt.........................................................           267.8             269.2
Deferred income taxes..................................................            26.8              12.7
Other long-term liabilities............................................           111.1             102.2
                                                                             ----------        ----------

     Total liabilities.................................................         1,437.4             919.0
                                                                             ----------        ----------

Minority interest......................................................           207.8                --

Shareowners' equity
   Common shares-$1 par value; 480,000,000 shares authorized;
       136,401,037 and 136,066,965 issued and outstanding..............           136.4             136.1
   Additional paid-in capital..........................................           227.3             229.8
   Retained earnings...................................................           296.4             221.9
   Accumulated other comprehensive income..............................           (12.9)             (8.1)
                                                                             ----------        ----------
     Total shareowners' equity.........................................           647.2             579.7
                                                                             ----------        ----------

Total Liabilities and Shareowners' Equity..............................      $  2,292.4        $  1,498.7
                                                                             ----------        ----------
                                                                             ----------        ----------


See Notes to Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)


                                                                                                            NINE MONTHS
                                                                                                        ENDED SEPTEMBER 30,
                                                                                                        -------------------
                                                                                                         1998         1997
                                                                                                        -------      ------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income....................................................................................       $113.7       $163.2
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization.............................................................        154.9        137.2
       Special credits...........................................................................           --        (21.0)
       Acquired research and development costs...................................................         42.6           --
       Provision for loss on receivables.........................................................         11.8          9.7
       Other, net................................................................................        (15.3)       (11.6)
     Changes in assets and liabilities, net of effects from acquisitions and disposals:
       Increase in receivables...................................................................        (65.3)       (34.8)
       Increase  in other current assets.........................................................         (1.1)        (5.0)
       Increase in accounts payable and accrued liabilities......................................         40.9          6.6
       Increase (decrease) in other current liabilities..........................................        (23.7)          .7
       Increase (decrease) in deferred income taxes and unamortized
         investment tax credits .................................................................         14.1         (3.6)
       Increase in other assets and liabilities - net............................................        (38.0)       (31.7)
                                                                                                        -------      -------

       Net cash provided by operating activities.................................................        234.6        209.7
                                                                                                        ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures - telephone plant........................................................       (105.4)      (114.1)
   Capital expenditures - other..................................................................        (78.1)       (62.6)
   Acquisitions, net of cash acquired............................................................       (658.3)          --
   Other, net....................................................................................           .5          5.9
                                                                                                        -------      ------

     Net cash used in investing activities.......................................................       (841.3)      (170.8)
                                                                                                        -------      ------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in short-term debt...............................................................        434.1          5.4
   Repayment of long-term debt...................................................................         (6.0)        (8.9)
   Issuance of common shares.....................................................................          4.9          9.0
   Issuance of Convergys common shares ..........................................................        206.3           --
   Dividends paid................................................................................        (41.0)       (40.7)
                                                                                                        -------      ------

     Net cash provided by (used in) financing activities.........................................        598.3        (35.2)
                                                                                                        ------       -------

Net increase (decrease) in cash and cash equivalents.............................................         (8.4)         3.7

Cash and cash equivalents at beginning of period.................................................          9.9          2.0
                                                                                                        ------       ------

Cash and cash equivalents at end of period.......................................................       $  1.5       $  5.7
                                                                                                        ------       ------
                                                                                                        ------       ------

Cash paid for:
   Interest (net of amount capitalized)..........................................................       $ 43.6       $ 22.9
   Income taxes..................................................................................       $ 71.3       $ 70.6


See Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Cincinnati Bell Inc. and its wholly owned subsidiaries (the Company). The Company is a diversified communications company with principal businesses in three industry segments. The Communications Services segment, consisting of Cincinnati Bell Telephone Company (CBT), Cincinnati Bell Directory Inc. (CBD), Cincinnati Bell Long Distance Inc. (CBLD), Cincinnati Bell Supply Company (CBS) and Cincinnati Bell Wireless Company (CBW), provides local telephone exchange services and products in Greater Cincinnati, and long distance services, yellow pages and directory services, telecommunications equipment and advanced digital personal communications services (PCS) and products. The Information Management segment, which consists of the Convergys Information Management Group Inc., formerly known as Cincinnati Bell Information Systems Inc.
         (CBIS), provides and manages customer care and billing solutions for the communications and cable TV industries. The Customer Management segment, which consists of the Convergys Customer Management Group Inc., formerly known as MATRIXX Marketing Inc. (MATRIXX), provides a full range of customer management solutions to large corporations. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results.

         The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Note (3). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The December 31, 1997 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K and the current year's previously issued Quarterly Reports on Form 10-Q.

(2) FORMATION OF CONVERGYS CORPORATION - On April 27, 1998, the Company announced the formation of a new subsidiary, Convergys Corporation (Convergys), which holds the Company's billing and customer management businesses, and which the Company intends, subject to certain conditions, to spin-off by December 31, 1998 (the Convergys Distribution).

         In July 1998, the Company contributed the common shares of CBIS and MATRIXX, as well as its 45% interest in a cellular partnership with Ameritech to Convergys. Additionally, in July 1998 the Company received a tax ruling from the Internal Revenue Service (IRS) indicating that the planned distribution of Convergys shares will qualify as a tax-free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code. Company shares owned as of the record date of the distribution will entitle holders to receive Convergys common shares on a one-to-one basis.

         On August 12, 1998, Convergys issued 14,950,000 common shares or approximately 10% of its outstanding shares to the public. The offering price was $15 less underwriting discounts and commissions of $.98 per share. The net proceeds from the offering, approximately $206 million, were used by the Company to repay a portion of its short-term variable rate debt. The sale of the Convergys common shares to the public resulted in the Company recording a minority interest equal to the sum of the net proceeds and a proportionate amount of Convergys' net income for the period subsequent to the offering.

(3) ACQUISITIONS - During the first quarter of 1998, MATRIXX acquired American Transtech, Inc. and the assets of AT&T's Canadian customer care business (the Transtech Acquisition) from AT&T for approximately $625 million in cash. The acquisition was accounted for under the purchase method of accounting. It was financed through short-term commercial paper borrowings.

                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

         In the first quarter of 1998, the Company recorded a charge of $42.6 million to expense purchased research and development costs associated with the acquisition. The amount expensed relates to two projects at Transtech that had not reached technological feasibility at the time of the acquisition and for which there is no alternative future use.

         Approximately $68 million of the purchase price was allocated to an eight-year contract under which MATRIXX provides customer management solutions services to AT&T, approximately $11 million to the assembled workforce which is being amortized over a fifteen-year useful life, approximately $4 million to capitalized software that is being amortized over a three-year useful life and approximately $91 million to the acquired tangible net assets. The fair values of the acquired assets were based on an independent valuation. The excess of the purchase price over the fair value of the net assets acquired, approximately $415 million, was recorded as goodwill, which is being amortized on a straight-line basis over a thirty-year life.

         MATRIXX is currently evaluating certain acquired contingent liabilities and its integration plan for Transtech and will incur integration liabilities, including severance pay and lease termination costs. Such liabilities will result in the recording of additional goodwill. Through September 30, 1998, MATRIXX has accrued and paid nearly $6 million in severance, primarily for management employees, related to the integration plan for Transtech. The integration plan has not been finalized, but is awaiting determination of the facilities portion of the plan, which could result in additional severance and lease termination costs. Any subsequent adjustments of estimated integration costs and acquired contingent liabilities will be reflected as adjustments to goodwill.

         The following unaudited pro forma data summarizes the combined results of the operations of the Company and Transtech as though the acquisition had occurred as of the beginning of each period:


                                                                    NINE MONTHS
                                                                 ENDED SEPTEMBER 30,
         MILLIONS OF DOLLARS                                       1998        1997
         -------------------                                    ----------   ------
         Revenues.........................................      $1,716.1     $1,595.8
         Net income.......................................      $  108.3     $  152.6

         Earnings per share:
             Basic........................................      $    .80     $   1.13
             Diluted......................................      $    .78     $   1.11


         On January 8, 1998, MATRIXX acquired the teleservices assets of Maritz, Inc. for approximately $30 million in cash. The acquisition agreement contains provisions that could increase the purchase price by up to $20 million. The acquisition was accounted for under the purchase method of accounting and the resulting goodwill is being amortized over a twenty-five year life. The acquisition of Maritz did not have a material effect on the Company's results of operations during the first nine months of 1998.

(4) STATUS OF BUSINESS RESTRUCTURINGS - The following is an update of the Company's business restructurings:

         MATRIXX - In the fourth quarter of 1997, the Company approved a restructuring plan for MATRIXX. The restructuring plan will result in the consolidation of certain operating divisions and facilities. A charge of $35.0 million was recorded which reduced net income by $23.0 million. At December 31, 1997, the restructuring reserve balance was $24.9 million. During the first nine months of 1998, MATRIXX recorded cash expenditures of $4.1 million primarily for severance pay and recorded non-cash asset writedowns of $4.6 million. The restructuring reserve has a balance of $16.2 million at September 30, 1998. Management expects the restructuring plan activities to be substantially complete by December 31, 1998 and that the remaining balance in the reserve will be adequate to complete the plan.

                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

         CBT and CBI - In 1995, the Company initiated a restructuring plan resulting in the need for fewer people to operate the businesses of CBT and CBI. For the nine months ended September 30, 1997, the Company recorded non-cash settlement gains of $21.0 million resulting from lump-sum pension distributions to employees retiring under the offer. For the first nine months of 1998, there were cash expenditures of $.5 million for severance pay. Management believes that the remaining reserve balance of $3.9 million at September 30, 1998 (primarily for obligations under terminated leases) is adequate to complete the restructuring plan.

 (5) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:


                                                                        THREE MONTHS                NINE MONTHS
                                                                    ENDED SEPTEMBER  30,        ENDED SEPTEMBER 30,
                                                                  -----------------------       ---------------------
         MILLIONS OF DOLLARS                                        1998            1997          1998           1997
         -------------------                                      --------        -------       --------       ------
         Revenues...........................................      $179.5          $168.3        $532.9         $495.0

         Costs and expenses.................................       142.4           135.8         430.4          382.7
                                                                  ------          ------        ------         ------

         Operating income...................................      $ 37.1          $ 32.5        $102.5         $112.3

         Net income.........................................      $ 20.8          $ 17.9        $ 57.7         $ 64.9
                                                                  ------          ------        ------         ------
                                                                  ------          ------        ------         ------


         CBT incurred mandated telecommunications and Year 2000 programming costs of $3.5 million for the third quarter in 1998 compared with $4.3 million for the third quarter in 1997, and $18.5 million for the nine months ended September 30, 1998 compared with $6.5 million for the nine months ended September 30, 1997. These costs reduced CBT's net income by $2.3 million for the third quarter in 1998 compared to $2.8 million in 1997 and $12.0 million for the nine months ended September 30, 1998 compared to $4.2 million for the nine months ended September 30, 1997.

         Results for the nine months ended September 30, 1997 include $21.0 million of pension settlement gains that increased net income by $13.4 million.


                                                              SEPTEMBER 30,   DECEMBER 31,
         MILLIONS OF DOLLARS                                      1998           1997
         -------------------                                    ----------    ----------
         Current assets..................................      $  147.4         $  142.5
         Telephone plant - net...........................         578.0            550.6
         Other noncurrent assets.........................          13.8             13.3
                                                               --------         --------

         Total assets....................................      $  739.2         $  706.4
                                                               --------         --------
                                                               --------         --------

         Current liabilities.............................      $  239.3         $  214.0
         Noncurrent liabilities..........................          34.8             33.8
         Long-term debt..................................         217.8            218.4
         Shareowner's equity.............................         247.3            240.2
                                                               --------         --------

         Total liabilities and shareowner's equity.......      $  739.2         $  706.4
                                                               --------         --------
                                                               --------         --------


 (6) AT&T RELATIONSHIP - Each of the Company's major subsidiaries derives significant revenues from AT&T and its affiliates (AT&T) by providing network services, information systems and billing services and customer management solutions. Revenues from AT&T were 27% and 23% of the Company's consolidated revenues for the nine months ended September 30, 1998 and 1997, respectively.

                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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


                                                                        THREE MONTHS                 NINE MONTHS
                                                                     ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                  -----------------------       ---------------------
         IN MILLIONS, EXCEPT PER SHARE AMOUNTS                      1998            1997          1998           1997
         -------------------------------------                    --------        -------       --------       ------
         Basic EPS

         Net Income.........................................        $ 48.4        $   51.8      $ 113.7        $ 163.2

         Average common shares outstanding .................         136.0           135.3        135.9          135.2

         Basic earnings per share...........................      $    .36        $    .38      $   .84        $  1.21
                                                                  --------        --------      --------       -------
                                                                  --------        --------      --------       -------

         Diluted EPS

         Net Income.........................................      $  48.4         $  51.8        $113.7        $ 163.2

         Effect of dilutive securities:
              Average common shares outstanding.............        136.0           135.3         135.9          135.2
              Stock options.................................          1.5             1.8           1.8            1.9
               Stock-based compensation arrangements........           .6              .6            .6             .6
                                                                  --------        --------      --------       -------
         Total..............................................        138.1           137.7         138.3          137.7

         Diluted earnings per share.........................      $    .35       $    .38      $    .82       $   1.19
                                                                  --------        --------      --------       -------
                                                                  --------        --------      --------       -------


                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(9) BUSINESS SEGMENT INFORMATION - The Company operates primarily in three industry segments, Communications Services, Information Management, and Customer Management. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets used in the operations of the segment. The Company's business segment information is as follows:


                                                              THREE MONTHS                        NINE MONTHS
         MILLIONS OF DOLLARS                              ENDED SEPTEMBER  30,                ENDED SEPTEMBER  30,
         -------------------                            ------------------------            -----------------------
                                                            1998           1997                1998           1997
                                                        ---------       --------            --------       --------
         REVENUES
           Communications services..................... $  222.6        $  211.0            $  658.6       $  618.0
           Information management......................    147.9           137.2               437.9          401.7
           Customer management.........................    231.4           103.0               620.4          329.4
           Intersegment................................    (23.5)          (18.0)              (63.2)         (53.3)
                                                        --------        --------            --------       --------
                                                        $  578.4        $  433.2            $1,653.7       $1,295.8
                                                        --------        --------            --------       --------
                                                        --------        --------            --------       --------
         INTERSEGMENT REVENUES
           Communications services..................... $    2.5        $    4.0            $    7.9       $   12.1
           Information management......................     18.0            11.6                46.9           35.6
           Customer management.........................      3.0             2.4                 8.4            5.6
                                                        --------        --------            --------       --------
                                                        $   23.5        $   18.0            $   63.2       $   53.3
                                                        --------        --------            --------       --------
                                                        --------        --------            --------       --------
         SPECIAL ITEMS (see MD&A)
           Communications services..................... $     --        $     --            $     --       $  (21.0)
           Information management......................       --              --                  --             --
           Customer management.........................       --              --                42.6             --
                                                        --------        --------            --------       --------
                                                        $     --        $     --            $   42.6       $  (21.0)
                                                        --------        --------            --------       --------
                                                        --------        --------            --------       --------
         OPERATING INCOME
           Communications services..................... $   50.5        $   45.8            $  141.0       $  152.5
           Information management......................     28.9            28.2                83.5           76.4
           Customer management.........................     17.1             6.2                 2.9           33.4
           Corporate and eliminations..................     (1.0)            1.6                (5.6)            .6
                                                        --------        --------            --------       --------
                                                        $   95.5        $   81.8            $  221.8       $  262.9
                                                        --------        --------            --------       --------
                                                        --------        --------            --------       --------
           ASSETS
           Communications services.....................                                     $  844.2       $1,105.4
           Information management......................                                        280.5          264.0
           Customer management.........................                                        988.5          300.3
           Corporate and eliminations..................                                        179.2           82.4
                                                                                            --------       --------
                                                                                            $2,292.4       $1,752.1
         CAPITAL ADDITIONS (including acquisitions)
           Communications services..................... $   30.8        $   37.6            $  115.7       $  126.8
           Information management......................      9.5             5.9                31.1           15.8
           Customer management.........................     15.3             7.5               697.0           24.5
           Corporate...................................      2.0              .3                 2.5            5.4
                                                        --------        --------            --------       --------
                                                        $   57.6        $   51.3            $  846.3       $  172.5
                                                        --------        --------            --------       --------
                                                        --------        --------            --------       --------
         DEPRECIATION AND AMORTIZATION
           Communications services..................... $   28.1        $   31.4            $   81.6       $   92.6
           Information management......................      7.7             9.1                21.8           24.8
           Customer management.........................     20.1             6.8                50.7           19.5
           Corporate...................................       .3              .1                  .8             .3
                                                        --------        --------            --------       --------
                                                        $   56.2        $   47.4            $  154.9       $  137.2
                                                        --------        --------            --------       --------
                                                        --------        --------            --------       --------

                                      9

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information included in this quarterly report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include but are not limited to, those discussed herein, and those discussed in the Company's Registration Statement on Form S-3 filed October 13, 1998, the Company's 1997 Annual Report on Form 10-K, the current year's previously issued Quarterly Reports on Form 10-Q and the Convergys Corporation's Registration Statement on Form S-1, as amended, filed initially on May 26, 1998. Readers are cautioned not to place undue reliance on those forward-looking statements that speak only as of the date thereof.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and segment data. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW

Revenues were $578.4 million and $1,653.7 million for the third quarter and nine months of 1998, up 34% and 28%, respectively, from $433.2 million and $1,295.8 million for the same periods of 1997. The acquisitions of the teleservices operations of Maritz, Inc. (Maritz) and of AT&T Solutions Customer Care (Transtech) by MATRIXX in the first quarter of 1998 produced approximately $111 million and $261 million of the revenue increase for the third quarter and nine months, respectively.

Costs and expenses excluding special items were $482.9 million and $1,431.9 million for the third quarter and nine months of 1998, up 37% and 39% from $351.4 million and $1,032.9 million for the same periods in 1997. MATRIXX's first quarter 1998 acquisitions contributed $104 million and $250 million of the increase during the third quarter and nine months, respectively. Special items affected costs and expenses for both years. For 1998, $42.6 million of purchased research and development costs were recorded during the first quarter by MATRIXX as a result of its acquisition of Transtech. Pension settlement gains from a 1995 restructuring at CBT and CBI were $21.0 million for the nine months ended September 30, 1997.

Operating income was $95.5 million, and $221.8 million for the third quarter and nine months of 1998, up 17% from $81.8 million and down 16% from $262.9 million, respectively for the same periods in 1997. Excluding special items, the increases were 17% and 9% for the three and nine month periods, respectively. MATRIXX's acquisitions contributed $7 million and $11 million of the increases in operating income.

The Company's commitment to fund start-up operating losses associated with its pending 80% investment in a venture with AT&T Wireless PCS, Inc. (AT&T PCS) to provide personal communications services (PCS) in the Greater Cincinnati and Dayton markets, resulted in the equity method recording of losses totaling $7.5 million and $16.3 million for the third quarter and nine month periods in 1998. The Company believes that the transaction will close sometime in the fourth quarter or early 1999. Subsequent to the closing of this transaction, the venture's operating results will be reflected in the Company's reporting on a consolidated basis, with AT&T PCS's 20% ownership interest reflected as a minority interest. Income from the Company's cellular partnership investment did not increase for the third quarter of 1998 compared to the third quarter 1997 but was higher by $4.3 million for the nine months of 1998 compared to nine months of 1997. Borrowings to finance the Company's two 1998 acquisitions increased interest expense by $8 million and $21 million for the three and nine month periods, respectively.

Reported net income for the third quarter of 1998 was $48.4 million or $.35 per common share and for the first nine months of 1998 was $113.7 million or $.82 per common share. In 1997, net income was $51.8 million or $.38 per common share for the third quarter and $163.2 million or $1.19 per common share for the first nine months. Excluding special items, net income for the third quarter of 1998 was $48.4 million or $.35 per common share and for the first nine months of 1998 was $140.1 million or $1.01 per common share. Excluding special items, net income for the third quarter of 1997 was $51.8 million or $.38 per common share and for the first nine months of 1997 was $149.8 million or $1.09 per common share.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In 1998, the Company incurred significant Year 2000 programming costs and regulator mandated telecommunications costs. Each of the Company's segments incurred costs to ready its systems and software for the Year 2000. These costs totaled $9.7 million and $28.4 million for the three and nine months ended September 30, 1998, compared with $4.8 million and $6.9 million for the three and nine months ended September 30, 1997, CBT also incurred costs to modify its network to accommodate connections with competing networks and to allow customers to maintain their telephone numbers when they switch local service providers. These regulator-mandated costs totaled $.9 million and $10.7 million for the three and nine months ended September 30, 1998, compared with $2.8 million and $5.0 million for the same two periods in 1997.

COMMUNICATIONS SERVICES


                                    THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                               --------------------------------------           -------------------------------------
($ MILLIONS)                     1998         1997        CHANGE    %             1998         1997       CHANGE    %
                               --------     --------      -----------           --------     --------     -----------
Revenues
   Local service.............  $ 102.3      $  96.6       $  5.7      6         $303.8       $287.3       $ 16.5      6
   Network access............     44.5         42.7          1.8      4          134.8        126.4          8.4      7
   Other services............     75.8         71.7          4.1      6          220.0        204.3         15.7      8
                               -------      -------       ------                ------       ------       ------
     Total                       222.6        211.0         11.6      5          658.6        618.0         40.6      7

Operating expenses...........    168.6        160.9          7.7      5          499.1        480.0         19.1      4
Year 2000 programming
   costs.....................      2.6          1.5          1.1     73            7.8          1.5          6.3     --
Mandated telecommunications
   costs.....................       .9          2.8         (1.9)   (68)          10.7          5.0          5.7     --
Special items:
   Pension settlement
     gains...................       --           --           --     --             --        (21.0)        21.0     --
                               -------      -------       ------                ------       ------       ------

        Total                    172.1        165.2          6.9      4          517.6        465.5         52.1     11

Operating income.............  $  50.5      $  45.8       $  4.7     10         $141.0       $152.5       $(11.5)    (8)

Access lines (In thousands)                                                      1,032          994           38      4
Minutes of use (In millions)     1,078        1,013           65      6          3,177        2,998          179      6


The Company's communications services businesses continued to perform strongly in the third quarter of 1998. Increased marketing activities fueled revenue growth of 5% and 7% for the third quarter and nine months, respectively. Costs for Year 2000 programming were $1.1 million and $6.3 million higher for the third quarter and nine months of 1998 compared with the same periods last year. Mandated telecommunications costs were $1.9 million lower in the third quarter of 1998 compared to the third quarter of 1997 as a result of completing the implementation of local number portability earlier this year. These costs were $5.7 million higher for the first nine months of 1998 compared to 1997.

Local service revenues increased $5.7 million and $16.5 million for the third quarter and nine months, respectively. Access lines grew approximately 4% during the past twelve months as a result of a strong economy. The introduction of pay per usage programs for custom calling features also contributed to the revenue growth. Somewhat offsetting the revenue increases was a rate reduction for business services resulting from the agreement reached with the Public Utilities Commission of Ohio (PUCO) on CBT's alternative regulation plan, which became effective in April 1998.

Network access revenues increased $1.8 million for the three months and $8.4 million for the nine months principally in end user and special access services. The increase resulted from growth in access lines, customer demand for special access services and growth in access minutes of use. Access revenues were

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

also affected by FCC changes in access charges which include the implementation of an end user charge to long distance carriers for pre-subscribed customers, offset by reductions in certain switched access categories. Decreases in carrier common line and transport rates as a result of FCC changes partially offset the growth in access minutes of use and caused a decrease in switched access revenues. The increase in access revenues for the nine months also reflects the effect of potential overearnings liabilities that were recorded in the first quarter of 1997.

Other communications services revenues increased $4.1 million and $15.7 million for the third quarter and nine months, respectively, primarily as a result of higher revenues at CBT from the deregulation of public telephone services, new data services business, wire maintenance services, internet access, and higher billable minutes at CBLD. The increases were partially offset by reduced intrastate message revenue at CBT from customers transitioning to extended-area local service and softness in equipment sales at CBS.

Operating expenses increased $7.7 million for the third quarter and $19.1 million for the nine months. The increases were principally at CBT and CBLD. The factors that caused the increases at CBT were expenses for personnel costs, contract labor and consulting fees, materials and costs for wiring and data services, and charges for universal service funding as mandated by regulatory requirements. Partially offsetting the CBT increases was a decrease in depreciation expense principally as a result of the discontinuance of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," in the fourth quarter of 1997. At CBLD, the increases were caused by higher selling, general and administrative expenses.

CBT recorded $21.0 million in pension settlement gains during the nine months ended September 30, 1997 as special items. There were no special items through the first nine months of 1998.

INFORMATION MANAGEMENT (CBIS)


                                     THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER  30,
                                ---------------------------------------       -------------------------------------
($ Millions)                      1998         1997        Change     %        1998        1997       CHANGE      %
                                -------       -------      -------   --       -------     ------      ------     --
Revenues .....................  $ 147.9       $ 137.2      $  10.7    8       $ 437.9     $401.7      $ 36.2      9

Operating expenses............    114.0         106.0          8.0    8         339.7      320.2        19.5      6
Year 2000 programming
 costs   .....................      5.0           3.0          2.0   67          14.7        5.1         9.6     --
                                -------       -------      -------            -------     ------      ------
      Total                       119.0         109.0         10.0    9         354.4      325.3        29.1      9

Operating income..............  $  28.9       $  28.2      $    .7    3       $  83.5     $ 76.4      $  7.1      9


Revenues increased $10.7 million for the three months and $36.2 million for the nine months. Billing and related information processing revenues increased $10.4 million for the three months and $37.8 million for the nine months primarily as a result of growth in wireless billing services and because of increased intercompany revenues from MATRIXX resulting from CBIS providing processing services supporting MATRIXX's Transtech operations beginning in June 1998. Wireless billing clients' subscriber levels increased 26% for both the three and nine month periods. The increase in billing and related information processing revenues was partially offset by a decline in the number of subscribers for whom CBIS bills the long distance portion of wireless calls. This decline has resulted from a client's loss of wireless long distance market share to competitors. Additionally, the increase in information processing revenues was partially offset by rate reductions triggered by certain clients' higher subscriber levels. Professional and consulting service revenues increased $2.4 million and $7.0 million for the three and nine month periods. This increase was primarily attributable to growth in such services for cellular and personal communication services (PCS) clients, which was partially offset by reduced enhancement requests from certain other wireless clients. License and other revenues were comparable for both periods. International revenues decreased $2.6 million and $8.8 million for the three and nine month periods reflecting the winding down of two long-term international contracts.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating expenses increased $8.0 million and $19.5 million for the third quarter and nine months of 1998, respectively. The increase was principally the result of increased direct costs associated with higher revenues, the direct costs of performing processing for MATRIXX's Transtech operations, additional labor costs, data center upgrade costs and higher bill finishing costs. Labor cost increases included the effect of higher wage rates, particularly for software professionals.

Costs to reprogram systems and software for the Year 2000 increased significantly in 1998. The increases were $2.0 million and $9.6 million for the three and nine months of 1998 compared to the same periods of last year.

CUSTOMER MANAGEMENT (MATRIXX)


                                     THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER  30,
                                -----------------------------------------      -----------------------------------------
($ Millions)                      1998         1997        CHANGE      %        1998         1997           CHANGE    %
                                --------      -------     ---------   ---      -------     --------       ---------  ---
Revenues .....................  $  231.4      $ 103.0       $128.4    125      $ 620.4     $  329.4       $  291.0    88

Operating expenses............     212.1         96.5        115.6    120        568.9        295.7          273.2    92
Year 2000 programming
   costs......................       2.2           .3          1.9     --          6.0           .3            5.7    --
Special items:
   Purchased research
     and development costs....        --           --           --     --         42.6           --            42.6   --
                                --------      -------       ------    ---      -------     --------
     Total                         214.3         96.8        117.5    121        617.5        296.0          321.5   109

Operating income..............  $   17.1      $   6.2       $ 10.9    176      $   2.9     $   33.4       $  (30.5)  (91)


Revenues and costs and expenses increased significantly during the third quarter and nine months of 1998, principally as a result of the Maritz and Transtech acquisitions made in the first quarter 1998. Excluding the impact of these acquisitions and a special item from the first quarter, operating income increased approximately $4 million for the three-month period and approximately $1 million for the nine-month period.

Revenues increased $128.4 million for the third quarter of 1998 and $291.0 million for the first nine months of 1998. The acquisitions accounted for approximately $111 million and $261 million of the increases, respectively. Without the acquisitions, revenues increased 17% in the third quarter of 1998 and 9% in the first nine months of 1998.

Dedicated services revenues (which are typically longer-term relationships where MATRIXX provides value-added customer service, technical support and sales account management by a dedicated service team) increased by approximately $115 million and $279 million including the acquisitions. Excluding acquisitions, dedicated services revenues increased approximately $4 million for the third quarter and approximately $18 million for the nine months. Traditional campaign-based teleservices revenues reflected a strong recovery in the third quarter of 1998 for this portion of the business as these revenues grew by 33% in the third quarter and 7% for the nine-month period. Excluding acquisitions, international revenues increased $1.9 million and $3.1 million for the three and nine months of 1998 compared to the same periods last year.

Operating expenses increased $117.5 million for the third quarter of 1998 and $321.5 million for the nine months ended September 30, 1998, of which approximately $104 million and $250 million, respectively, was related to the acquisitions. The majority of the remaining increases included higher direct costs associated with higher revenue, personnel costs and research and development costs for system development projects in the traditional teleservices business. Costs to modify systems for Year 2000 compliance increased $1.9 million and $5.7 million for the third quarter and nine months of 1998 compared to the third quarter and nine months of 1997.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATRIXX's results for both the third quarter and first nine months of 1998 were adversely impacted by lower than anticipated revenues from AT&T under the contract associated with the Transtech. Revenues from AT&T under that contract totaled approximately $65 million in the third quarter of 1998, which is below the level necessary to achieve the $300 million annual amount required in each of the first three years of the contract.

In connection with the Transtech acquisition, MATRIXX expensed $42.6 million of purchased research and development costs in the first quarter of 1998. The amount expensed was determined through an independent valuation that MATRIXX used to allocate the Transtech purchase price to the acquired assets. The $42.6 million relates to two development projects at Transtech that had not reached technological feasibility at the time of the acquisition and had no alternative future use. MATRIXX intends to continue both of these development projects. One of these projects was the development of proprietary technology for Transtech's employee-care business offering. The other project involved the development of technology to provide billing detail to clients' customers that would allow those customers to manipulate and analyze the billing information. MATRIXX expects the employee-care proprietary technology project to be completed later in 1998. Management believes this project will be successfully completed. The billing technology project has been delayed based upon management's view of recent changes in the demand for the technology in MATRIXX's market.


                                   THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER  30,
                                -------------------------------------     ----------------------------------------
($ MILLIONS)                      1998       1997     CHANGE       %       1998         1997        CHANGE      %
                                -------    -------    -------     ---     -------      -------      ------     ---
Other income/
   (expense), net.............  $  (2.7)   $   6.0    $  (8.7)     --     $  (1.9)     $  14.3      $(16.2)     --
Interest expense..............  $  16.1    $   9.1    $   7.0      77     $  44.5      $  26.8      $ 17.7      66
Minority interest.............  $   1.5    $    --    $   1.5      --     $   1.5      $    --      $  1.5      --
Income taxes..................  $  26.8    $  26.9    $   (.1)     --     $  60.2      $  87.2      $(27.0)    (31)


Start-up operating costs of $7.5 million and $16.3 million for the wireless venture in the three month and nine month periods, respectively, caused decreases in other income (expense), net. For the nine month period, income from the Company's cellular partnership investment increased but was partially offset by a decrease in interest income associated with 1997 federal income tax refunds from the settlement of IRS audits for tax years 1989-94.

Interest expense increased principally as a result of acquisitions made in the first quarter 1998 that have been financed with short-term debt. The weighted average interest rate for debt was 6.1% for the nine months ended September 30, 1998 compared to 7.2% for the same period last year. For the nine months ended September 30, 1998 and 1997, average debt outstanding was $973 million and $500 million, respectively.

The sale of approximately 10% of Convergys' common shares to the public in August 1998 resulted in the recording of a minority interest, net of tax, equal to approximately 10% of Convergys' net income for the period subsequent to the offering.

Excluding special items, the effective tax rate was 35.3% for nine months ending September 30, 1998 and 34.7% for nine months ended September 30, 1997. The nine months 1997 effective tax rate included the benefit of a research and experimentation tax credit from a federal tax law passed in the third quarter of 1997.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY

The acquisitions of Transtech and Maritz for MATRIXX by the Company during the first quarter of 1998 were financed by the issuance of short-term debt, largely commercial paper. During the third quarter Convergys sold approximately 10% of its outstanding stock in an initial public offering. The proceeds from the Convergys offering of approximately $206 million were used to repay a portion of the Company's outstanding short-term debt. The Company's pending investment in a venture with AT&T PCS to provide PCS services in Cincinnati and Dayton, expected to close later in 1998 or early 1999, will likely require financing up to $170 million. On October 30, 1998, the Company called for redemption $50 million of its 7 3/8% Debentures due August 1, 2011, which will be redeemed on November 30, 1998. The Company and CBT filed a shelf registration statement with the Securities and Exchange Commission (SEC) on October 13, 1998, covering the issuance of up to $350 million in debt. The Company and CBT intend to use the net proceeds from the offerings pursuant to this shelf registration statement to repay existing debt and for general corporate purposes.

Cash provided by operating activities was $234.6 million for the first nine months of 1998 compared to $209.7 million for the first nine months of 1997. The Company's most significant investing activity was cash paid for the MATRIXX acquisitions. Maritz was acquired in January for $30 million in cash and Transtech in March for $625 million in cash. Excluding acquisitions, capital expenditures were comparable for the nine months of 1998 compared to the nine months of 1997.

BALANCE SHEET

The increases to receivables, property, plant and equipment, goodwill and other intangibles, debt maturing in one year, accounts payable and accrued liabilities and deferred income taxes were principally caused by the MATRIXX acquisitions during the first quarter of 1998.

CAPITALIZATION

On November 10, 1998, Moody's Investors Service (Moody's) raised the long-term senior unsecured debt ratings of the Company to "A3" from "Baa1" and confirmed its "Prime-2" rating for short-term borrowings. Moody's also confirmed the senior unsecured long-term debt ratings of CBT at "A2".

In October 1998, both Duff & Phelps Credit Rating Company (DCR) and Standard and Poor's (S&P) raised or reaffirmed its long-term and short-term ratings on the Company and CBT. DCR has upgraded the Company's notes to "A" and its commercial paper to "D-1" from "A-" and "D-1-", respectively. In addition, DCR reaffirmed the rating of CBT's debentures at "AA-". S&P has upgraded the Company's senior unsecured debt and corporate credit rating to "A" and its commercial paper rating to "A-1" from "A-" and "A-2", respectively. CBT's senior unsecured debt has been upgraded to "AA-" from "A+".

REGULATORY MATTERS AND COMPETITIVE TRENDS

FEDERAL - In August 1996, the FCC issued its order on interconnection, the first of three significant rulings that will determine the ground rules for local exchange competition. In July 1997, the Court of Appeals issued a decision stating that the FCC rules exceeded their authority under the Act in several areas. Among other things, the Court rejected the FCC pricing guidelines and the "pick and choose" rule that would have allowed new entrants to select the most favorable provisions of interconnection arrangements. In October 1997, the Court issued an order that vacated the portion of the FCC's interconnection rules that required incumbent local exchange carriers (LECs) to combine unbundled network elements for interconnectors. The Court of Appeals decision has been appealed by the FCC to the U.S. Supreme Court . Oral arguments before the U.S. Supreme Court took place on October 13, 1998. CBT cannot determine the impact or timing of a decision by the U.S. Supreme Court regarding this matter.

In May 1997, the FCC adopted an order in the access charge reform proceeding. The order generally removed from minute-of-use access rates costs that are not incurred on a per minute-of-use basis. The order also adopted changes to the interstate rate structure for transport services which are designed to move the charges

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for these services to more cost-based levels. CBT and numerous other LECs filed appeals in the U.S. Court of Appeals for the Eighth District challenging various aspects of the FCC's May 1997 order. On August 19, 1998, the Court issued a decision upholding the FCC's order. Since CBT is complying with the FCC's order, the Court's decision is not expected to have a material impact on CBT's operations.

Also in May 1997, the FCC adopted an order on the new universal service program. Several parties, including CBT, filed petitions for review of the order in various circuits of the U.S. Court of Appeals. Through a lottery process, the Fifth Circuit in New Orleans was selected to hear these appeals. CBT was granted permission to file a separate brief concentrating on the issue of whether intrastate revenues can be assessed by the FCC for a federal universal service program. All briefs and reply briefs have been filed and the Court has scheduled the case for oral argument on December 1, 1998. Given the ongoing judicial developments in this case, the Company cannot determine the full impact that its ultimate resolution may have on CBT's operations.

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

A separate pending FCC proceeding that could impact CBT is the FCC's consideration of whether Internet communications should be classified as local or interstate traffic for reciprocal compensation purposes. Reciprocal compensation is billed to CBT by Competitive Local Exchange Carriers (CLECs) for the termination of certain local exchange traffic. Much of this traffic involves calls to Internet service providers which obtain their local service from a CLEC. Incumbent LECs, like CBT, believe these calls are interstate traffic, which is regulated by the FCC and are not subject to reciprocal compensation. At this time, the Company cannot determine the full impact that the ultimate outcome of the proceeding will have on CBT's operations.

On May 5, 1998, the FCC entered an order to allow telecommunications carriers to recover over a five-year period their carrier-specific costs of implementing long-term number portability. Long-term number portability allows customers to retain their local telephone numbers in the event they change local exchange carriers. CBT implemented long-term number portability in May 1998. The FCC Order permits such cost recovery through query charges to carriers who access our local number portability database and through an end-user surcharge. Application of the surcharges can begin no earlier than February 1, 1999.

OHIO - On March 19, 1998, CBT, the PUCO, the Office of Consumers Counsel and other intervenors reached a settlement for CBT's "Commitment 2000" alternative regulation plan application. The settlement was approved by the PUCO on April 9, 1998.

Terms of the settlement include: (i) greater pricing flexibility for most services and elimination of rate-of-return regulation; (ii) no increase in basic residential access line rates for the term of the plan; (iii) business rates set based on CBT's discretion and market conditions; and (iv) 30% reduction in basic rates for qualified, low income residential customers. The term of the plan is three years but can be extended up to an additional two years at CBT's discretion as long as a service quality benchmark is maintained.

KENTUCKY - On June 29, 1998, CBT filed an application with the Public Service Commission of Kentucky (PSCK), requesting pricing flexibility similar to the plan approved by the PUCO, a continuation of uniform rates throughout CBT's three-state service area, a rate reduction of $250,000 and new rates that were to become effective August 1, 1998. Pursuant to an Order dated August 24, 1998, the PSCK suspended the proposed rates until January 23, 1999. It is anticipated that the PSCK will render a decision early in the first quarter of next year.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OUTLOOK

COMMUNICATIONS SERVICES - The telecommunications industry in the United States is in a period of dynamic change in response to regulatory and technological developments. Consolidation of companies is occurring both within the marketplace for local telephone service and across other telecommunications services, such as long distance, cellular, cable television and Internet and other data transmission services. Companies operating in some of these markets are also expanding into others, such as the provision of local service by long-distance companies. CBT can expect increased pressure in 1998 and beyond from various competitors including CLECs, interexchange carriers and resellers. With the passage of the Telecommunications Act and other regulatory initiatives, CBT's local service markets have been more extensively opened to new competitors, many of which will initially target high-volume business customers. Interconnection agreements with competitive service providers require CBT to provide interconnection or access to unbundled network elements at cost-based rates and telecommunications services at discounted, wholesale rates. CBT continues to develop new service offerings, including the ability to provide delivery of complete solutions to customer communications need and a growing presence in the data transmission and network integration market, to offset anticipated future competitive losses. CBT continues to work to assure implementation of rules that result in fair competition. The Ohio "Commitment 2000" plan approved by the PUCO in April 1998 will provide a more flexible form of price regulation and opportunities to grow value-added service revenue in an environment of stable basic service prices. Nevertheless, the dynamic changes in the industry could still make it more difficult for CBT to maintain current revenue and profit levels.

CBLD, CBD, CBS and CBW face stiff competition in their markets especially from larger companies. In order to assure success, they will continue to offer and develop superior products, services and value. CBD now competes with its former sales representative for Yellow Page Services. This new competition may affect CBD's ability to grow revenues and profits.

INFORMATION MANAGEMENT - CBIS continues to rely on a few large clients for most of its revenues. CBIS's top three clients accounted for 60% of its revenues for the first nine months of 1998. CBIS maintains multi-year contracts with its clients, but some contracts have early termination clauses. CBIS may renegotiate one or more major contracts in 1998, which could involve exchanging lower prices for longer contract terms and broader relationships. Any reduction in prices would negatively impact future results. Additionally, one CBIS client representing approximately 11% of CBIS's year-to-date 1998 revenues was acquired in June 1998 by one of CBIS's competitors. The related contract extends through 2006 and does not provide for early termination without a CBIS breach. It was also announced in the second quarter of 1998 that another CBIS client representing approximately 9% of CBIS's year-to-date 1998 revenues intends to be acquired by another company. CBIS and the client have signed a binding letter of intent with this client which is intended to expand into a contract that is expected to run through 2004.

A significant amount of CBIS's growth is directly related to increased wireless subscribers in the domestic marketplace. While that trend has continued in the first nine months of 1998, if the domestic wireless industry growth rate declines in the future, CBIS's ability to grow revenues and earnings could be adversely affected. Additionally, certain international network-management systems development efforts have been reduced as long-term contracts have reached completion.

CUSTOMER MANAGEMENT - MATRIXX's top three clients accounted for 50% of its revenues for the first nine months of 1998 up from 34% for the same period in 1997. Loss of any significant contracts would have an adverse effect on its revenues and profits. MATRIXX must continue to win new contracts and grow its business with existing clients in a competitive market that has current excess capacity in its call centers. The acquisition of Transtech has increased the portion of MATRIXX's revenues from its top three clients, but the related eight-year teleservices agreement with AT&T helps reduce the risk of loss for that portion of the business. However, significant quarterly fluctuations may still occur. MATRIXX's revenues from the agreement with AT&T continue to run below expectations. Those revenues are subject to guaranteed minimums under the first three years of the eight-year contract. Subject to certain exceptions, if there is a shortfall to the $300 million revenue commitment, AT&T must pay 40% of the shortfall to MATRIXX. AT&T has provided assurances that it plans to meet its requirements under the contract.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the fourth quarter of 1997, MATRIXX initiated a restructuring plan to respond to increased competition and the softness in the market for traditional teleservices that began to impact the business in the second half of 1997. MATRIXX continues to move aggressively to complete its restructuring program, including reducing its workforce and closing certain facilities. Implementation of the restructuring plan is expected to be substantially complete by the end of 1998. When fully implemented, the plan is expected to reduce costs by over $10 million from the levels that would have been experienced had the planned restructuring activities not occurred. MATRIXX also is moving forward with the integration of Transtech, which has resulted in workforce reductions, and is currently evaluating its facilities integration plan for Transtech.

YEAR 2000 PROGRAMMING - Since 1996, the Company has devoted significant time and resources to achieve Year 2000 compliance. Accordingly, the Company will incur a substantial amount of Year 2000 remediation costs to repair or replace non-compliant network elements, operations support systems and application software prior to the new millennium.

A Steering Committee, chaired by the Company's Chief Operating Officer and composed of upper-level management personnel, sets the direction and monitors the activity of the Company's Year 2000 Program Management Office. In addition to internal Year 2000 activities, the Program Management Office is communicating with suppliers and clients with which the Company's systems interface with or which the Company's systems rely upon to determine their progress toward Year 2000 compliance. The Program Management Office's responsibility is to make the Company and its subsidiaries Year 2000 compliant.

The Company incurred Year 2000 costs of approximately $14 million prior to 1998 with approximately $4 million occurring at Communications Services segment and the remainder at CBIS and MATRIXX. The Company expects Year 2000 costs in 1998 to be in the range of $35 million to $40 million, with approximately $10 to $15 million in the Communications Services segment and the remainder at CBIS and MATRIXX. Year 2000 costs in 1999 are estimated to be in the range of $5 million to $8 million for the Communications Services segment and in the range of $10 million to $15 million at CBIS and MATRIXX.

CBT's goal is to have its network, information technology ("IT") and facilities systems equipped with any required fixes or upgrades and tested by March 31, 1999. Certain other systems and equipment will be replaced rather than fixed, and CBT's goal is to have these replacements installed and tested within the first six months of 1999.

CBLD hopes to have its network, IT and facilities systems, other than its billing system, equipped with any required fixes or upgrades and tested by March 31, 1999. CBLD's goal is to have its billing system equipped with any required fixes or upgrades and tested by June 30, 1999.

CBD hopes to have its network, IT and facilities systems equipped with any required fixes or upgrades and tested by March 31, 1999. Certain other systems and equipment will be replaced rather than fixed, and CBD's goal is to have these replacements installed and tested within the first six months of 1999.

CBS hopes to have its systems equipped with any required fixes or upgrades and tested by December 31, 1998.

CBIS' goal is to have its data centers, software and other information technology systems Year 2000 compliant and tested by June 30, 1999. CBIS' efforts are proceeding in accordance with its plans and are on track to achieve this goal. Additionally, the Year 2000 efforts for several CBIS systems have moved into the testing phase to verify that the modifications made to the systems had been effective in making the systems Year 2000 compliant. While work continues with system modifications and testing, CBIS has also begun its efforts to plan its procedures for the events which will occur on the date of the millennium change.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATRIXX's goal is to have its call centers, software, telecom equipment and other information technology systems Year 2000 compliant by June 30, 1999. The majority of MATRIXX's individual Year 2000 projects are on schedule. Additionally, the Year 2000 efforts for several MATRIXX projects have also moved into the testing phase.

Although the Company has currently targeted June 30, 1999 for achieving full Year 2000 compliance, its original goal was December 31, 1998. The Company currently believes that the June 30, 1999 target date can be achieved but, because of the complexity of the Year 2000 problem, there can be no assurance that the Company will achieve complete Year 2000 compliance by this date or before the year 2000.

The Company maintains business continuity plans to limit the disruption to its operations that may result from a variety of occurrences. While the Company has no explicit contingency plan, the Company is updating its business continuity plans to assure that they adequately address Year 2000 issues that might arise. Although the Company anticipates minimal business disruption as a result of the century change, if the Company were to be unsuccessful in readying its software and systems for the Year 2000 or preparing adequate plans to avoid business interruption that could result from the century change, this would have a material adverse impact on the Company. This material adverse effect could include a disruption to the provision of services to its clients which could result in lost revenues, the incurrence of material contractual penalties and damaged client relationships. The failure of one of the Company's significant clients to modify its systems for the Year 2000 successfully or to provide the appropriate business continuity planning also could have an adverse impact on the Company as the Company is, to a certain extent dependent on the success of its clients. The Company's success in becoming Year 2000 compliant on or before June 30, 1999 largely depends on the Company's vendors and business partners being Year 2000 compliant on or before June 30, 1999. The Program Management Office is working diligently with the Company's vendors and business partners to assure itself, to the extent possible, that the vendors and business partners are taking the necessary steps to become Year 2000 compliant. To the extent that any of the Company's vendors or business partners experience Year 2000 technology difficulties which materially affect their businesses, such difficulties could have a material adverse effect on the Company's business, results of operations and financial condition.

MARKET RISK - The Company is exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. It has been the Company's policy to enter into interest rate and foreign currency transactions only to the extent considered necessary to meet its objectives. The Company has not entered into interest rate or foreign currency transactions for speculative purposes. The acquisition of Transtech in the first quarter of 1998 has significantly increased the Company's exposure to interest rate risk. The Company's foreign currency exposures were immaterial at September 30, 1998.

The Company's exposure to interest rate risk results from its variable rate short-term debt which totaled approximately $618 million at September 30, 1998. Based upon the Company's level of indebtedness at September 30, 1998, a one-percentage point increase in the weighted average interest rate would increase the Company's annual interest expense by approximately $6.2 million.

In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. Company management believes that the prospective implementation of SOP 98-1 in 1999 is likely to result in some capitalization of software expenditures in the future.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." The SOP provides guidance on financial reporting of costs of start-up activities. SOP 98-5 requires such costs to be expensed instead of being capitalized and amortized. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company believes the implementation of SOP 98-5 will not have a material impact on its financial reporting.

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative instruments and Hedging Activities", was issued. SFAS No. 133 establishes accounting and reporting

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Effective January 1, 1998, the Company implemented SOP 97-2, "Software Revenue Recognition." SOP 97-2 revises standards for the recognition of software revenue in connection with certain software development and licensing arrangements. SOP 97-2 did not have a material effect on the Company's results of operations for the six months ended June 30, 1998; however, its effect on future operating results will be dependent on the nature and terms of the Company's individual software agreements

BUSINESS DEVELOPMENT - The Company continues to review opportunities for acquisitions and divestitures for all its businesses to enhance shareowner value.

                      PART II - OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

The following historical and pro forma financial data is presented herein in conjunction with a Registration Statement on Form S-3 filed by the Company on October 13, 1998. The Registration Statement registered for sale to the public up to $350 million in debt securities and guaranteed debt securities to be issued by the Company and CBT.

CINCINNATI BELL CONSOLIDATED HISTORICAL FINANCIAL DATA

The following table presents consolidated historical financial data of Cincinnati Bell. The statement of operations data for each of the three years ended December 31, 1995, 1996 and 1997 and the balance sheet data at December 31, 1996 and 1997 are taken from and should be read along with the audited consolidated historical financial statements and the notes thereto of Cincinnati Bell included in its most recent Annual Report on Form 10-K . The statement of operations data for the nine months ended September 30, 1997 and 1998 and the balance sheet data at September 30, 1997 and 1998 are taken from and should be read along with the unaudited consolidated financial statements and the notes thereto of Cincinnati Bell included elsewhere in this Quarterly Report on Form 10-Q. The interim financial statements are unaudited, but management of Cincinnati Bell believes they fairly present its financial position and results of operations for those periods.

Information for the nine months ended September 30, 1998 reflects, beginning February 28, 1998, the Transtech Acquisition.

                     CINCINNATI BELL CONSOLIDATED HISTORICAL
                FINANCIAL DATA (IN MILLIONS EXCEPT FOR PER SHARE
                     INFORMATION, OPERATING DATA AND RATIOS)


                                                                                                          NINE MONTHS ENDED
                                                            YEAR ENDED DECEMBER 31,                         SEPTEMBER 30,
                                                  --------------------------------------------        ---------------------------
                                                       1995            1996          1997                 1997          1998
                                                  ---------------  --------------  -----------        -------------  ------------
STATEMENT OF OPERATIONS DATA:
Revenues......................................        $ 1,336.1      $ 1,573.7      $ 1,756.8          $ 1,295.8       $ 1,653.7
Costs and expenses:
  Costs of providing services and products sold           695.1          839.8          937.9              692.2           926.0
  Selling, general and administrative.........            253.3          279.3          286.0              212.6           269.3
  Depreciation and amortization...............            162.3          172.8          185.4              137.2           154.9
  Year 2000 Programming costs.................               --             --           14.1                6.9            28.4
  Mandated telecommunications costs...........               --             --            6.3                5.0            10.7
  Special items (credits) (1).................            178.7          (24.7)          14.0              (21.0)           42.6
                                                      ---------      ---------      ---------          ---------       ---------
       Total costs and expenses...............          1,289.4        1,267.2        1,443.7            1,032.9         1,431.9

Operating income (2)..........................             46.7          306.5          313.1              262.9           221.8

Other income (expense), net (3)...............            (13.5)          12.1           19.3               14.3            (3.4)
Interest expense (4)..........................             52.8           33.9           35.5               26.8            44.5

                                                      ---------      ---------      ---------          ---------       ---------
Income (loss) before income taxes ............            (19.6)         284.7          296.9              250.4           173.9


Income taxes..................................              5.7           99.7          103.3               87.2            60.2
                                                      ---------      ---------      ---------          ---------       ---------

Income (loss) from continuing operations....              (25.3)         185.0          193.6              163.2           113.7
                                                      ---------      ---------      ---------          ---------       ---------

Extraordinary items (5).......................             (7.0)                       (210.0)                --              --
                                                      ---------      ---------      ---------          ---------       ---------
                                                                            --
                                                                            --
Net income (loss) ............................        $   (32.3)     $   185.0      $   (16.4)         $   163.2       $   113.7
                                                      ---------      ---------      ---------          ---------       ---------
                                                      ---------      ---------      ---------          ---------       ---------
Earnings (loss) per common share

  From continuing operations
     Basic....................................        $    (.19)     $    1.38      $    1.43          $    1.21       $     .84
     Diluted..................................        $    (.19)     $    1.35      $    1.41          $    1.19       $     .82

  Net income (loss)
     Basic....................................        $    (.24)     $    1.38      $    (.12)         $    1.21       $     .84
     Diluted..................................        $    (.24)     $    1.35      $    (.12)         $    1.19       $     .82

Weighted average common shares outstanding
  including equivalents
    Basic.....................................            132.0          133.9          135.2              135.2           135.9
    Diluted...................................            132.0          137.2          137.7              137.7           138.3

OTHER FINANCIAL DATA:
Capital additions (including acquisitions)....        $   166.8      $   220.8     $    236.1          $   172.5       $   846.3
Ratio of earnings to fixed charges (6)........               --           5.57           5.22               5.71            3.08


OPERATING DATA:
Network access lines (in thousands)...........              906            958          1,005                994           1,032
Employees.....................................           15,086         19,741         20,790             19,428          30,840



                                                                                (IN MILLIONS)
                                                             AS OF DECEMBER 31,              AS OF SEPTEMBER 30,
                                                        -----------------------------    -----------------------------
                                                             1996           1997            1997           1998
                                                        ---------------  ------------    ------------  ---------------
BALANCE SHEET DATA:
                                                        $       2.0      $      9.9      $     5.7     $       1.5
Cash and cash equivalents.....................
Net property, plant and equipment (7).........                985.8           703.2        1,020.7           838.9
Total assets..................................              1,670.9         1,498.7        1,752.1         2,292.4

Debt:
   Maturing within one year...................                224.2           190.6          219.3           619.3
   Long-term..................................                279.5           269.2          269.9           267.8
                                                          ---------       ---------      ---------       ---------
       Total debt.............................                503.7           459.8          489.2           887.1
                                                              634.4           579.7          770.7           647.2
Shareowners' equity (7).......................


         NOTES TO CINCINNATI BELL CONSOLIDATED HISTORICAL FINANCIAL DATA

(1) The special items in 1995 were a $131.6 million charge associated with a restructuring of Cincinnati Bell and Cincinnati Bell Telephone operations, a $39.6 million goodwill impairment charge at MATRIXX and $7.5 million of in-process research and development costs, which were expensed in connection with an acquisition at CBIS. Special items in 1996 were $29.7 million in pension settlement gains related to the 1995 Cincinnati Bell and Cincinnati Bell Telephone restructuring plan, net of $5.0 million of in-process research and development costs, which were expensed in connection with acquisitions at CBIS and MATRIXX. The special items recorded in 1997 were a charge of $35.0 million associated with a restructuring of MATRIXX operations, net of the $21.0 million in pension settlement gains related to the 1995 Cincinnati Bell Telephone and Cincinnati Bell restructuring plan. The special credit recorded in the first nine months of 1997 was $21.0 million in non-cash settlement gains resulting from lump-sum pension distributions pursuant to the 1995 Cincinnati Bell and Cincinnati Bell Telephone restructuring plan. The special item recorded in the first nine months of 1998 was $42.6 million of in-process research and development costs, which were expensed in connection with the Transtech Acquisition.

(2) Operating income includes special items as discussed in Note 1 above. Excluding special items, operating income would have been $225.4 million in 1995, $281.8 million in 1996, $327.1 million in 1997 and $241.9 million and $264.4 million for the nine months ended September 30, 1997 and 1998, respectively.

(3) Other income (expense), net for 1995 includes a charge of $5.0 million to reduce real estate held for sale to its fair market value and a charge of $13.3 million resulting from the termination of a currency and interest rate swap agreement intended to hedge MATRIXX's investment in its operations in France. Other income (expense), net for the nine months ended September 30, 1998 includes $16.3 million in equity losses from the Cincinnati Bell Wireless venture with AT&T PCS.

(4) Interest expense for 1996 includes a $2.5 million reversal of accrued interest related to liabilities to interexchange carriers.

(5) Extraordinary items include a $7.0 million charge, net of tax benefit, recorded in 1995 for debt extinguishment and a $210.0 million charge, net of tax benefit, recorded in 1997 resulting from Cincinnati Bell Telephone's discontinuance of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation."

(6) For these ratios, "earnings" is determined by adding "total fixed charges" (excluding capitalized interest), income taxes, minority interest and amortization of capitalized interest to income from continuing operations after eliminating equity in undistributed earnings. For this purpose, "total fixed charges" consists of (i) interest on all indebtedness and amortization of debt discount and expense, (ii) capitalized interest and (iii) the interest component of rental expense. Cincinnati Bell's earnings in 1995 were insufficient to cover fixed charges by $24.1 million. Cincinnati Bell's ratio of earnings to fixed charges reflects special items (credits) of $178.7 million in 1995, $(24.7) million in 1996, $14.0 million in 1997, $(21.0) million for the first nine months of 1997 and $42.6 million for the first nine months of 1998. Excluding these special items, Cincinnati Bell's ratio of earnings to fixed charges would have been
         3.04 in 1995, 5.17 in 1996, 5.42 in 1997, 5.30 for the nine months ended September 30, 1997 and 3.63 for the nine months ended September 30, 1998.

(7) The extraordinary item in 1997 resulting from Cincinnati Bell Telephone's discontinuance of SFAS No. 71 resulted in a $327.7 million reduction in property, plant and equipment and a $210.0 million reduction in shareowners' equity.

CINCINNATI BELL CONSOLIDATED PRO FORMA FINANCIAL DATA

The following table presents consolidated pro forma financial data for Cincinnati Bell, giving effect to the Transtech Acquisition and the Convergys Distribution. The pro forma statement of operations data for each of the three years ended December 31, 1995, 1996 and 1997 and the nine months ended September 30, 1997 and 1998 are taken from, or prepared on a basis consistent with, and should be read along with, the Cincinnati Bell consolidated pro forma financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company's current Report on Form 8-K filed October 13, 1998.

The consolidated pro forma balance sheet data have been presented as if the Convergys Distribution had occurred on September 30, 1998. The consolidated pro forma statement of operations data for the year ended December 31, 1997 and the nine months ended September 30, 1997 and 1998 have been presented as if the Transtech Acquisition had occurred on January 1, 1997. The consolidated pro forma statement of operations data for the years ended December 31, 1995, 1996 and 1997 and the nine months ended September 30, 1997 and 1998 have been presented as if the Convergys Distribution had occurred on January 1, 1995.

The consolidated pro forma financial data provided below are unaudited, are presented for informational purposes only and do not necessarily indicate what the actual results of operations would have been had the Transtech Acquisition and the Convergys Distribution occurred on the dates assumed, or what the future operating results or financial position of Cincinnati Bell may be. The data provided below should be read along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated historical and pro forma financial statements and notes thereto of Cincinnati Bell incorporated by reference in Cincinnati Bell's most recent Annual Report on Form 10-K and set forth in its most recent filing on Form 8-K.

              CINCINNATI BELL CONSOLIDATED PRO FORMA FINANCIAL DATA
      (IN MILLIONS EXCEPT FOR PER SHARE INFORMATION, OPERATING DATA AND RATIOS)


                                                                                                      NINE MONTHS ENDED
                                                   YEAR ENDED DECEMBER 31,                               SEPTEMBER 30,
                                          -------------------------------------------          ---------------------------------
                                              1995           1996           1997                     1997             1998
                                          -------------  --------------  ------------          ------------------  -------------
STATEMENT OF OPERATIONS DATA:
Revenues.............................         $  736.0        $  779.8      $  834.5               $  618.0           $   658.6
Costs and expenses:..................
  Costs of providing services and
     products sold...................            301.9           321.3         344.6                  255.7               279.1
  Selling, general and
    administrative...................            176.7           186.6         184.7                  136.5               150.9
  Depreciation and amortization......            116.4           121.0         124.3                   92.8                82.4
  Year 2000 programming costs........               --              --           4.2                    1.5                 7.7
  Mandated telecommunications
    costs............................               --              --           6.3                    5.0                10.7
  Special items (credits) (1)........            131.6           (29.7)        (21.0)                 (21.0)                 --
                                          ------------   -------------   -----------           ------------        ------------
       Total costs and expenses......            726.6           599.2         643.1                  470.5               530.8

Operating income (2).................              9.4           180.6         191.4                  147.5               127.8

Other income (expense), net (3)......             (9.1)            0.5          (2.7)                  (2.3)              (17.8)
Interest expense (4).................             45.4            27.9          30.1                   23.1                17.8
                                          ------------   -------------   -----------           ------------        ------------
Income (loss) before income
  taxes..............................            (45.1)          153.2         158.6                  122.1                92.2
                                          ------------   -------------   -----------           ------------        ------------
Income taxes.........................            (16.0)           53.7          56.3                   42.3                32.6
                                          ------------   -------------   -----------           ------------        ------------
                                              $  (29.1)       $   99.5      $  102.3               $   79.8           $    59.6
                                          ------------   -------------   -----------           ------------        ------------
                                          ------------   -------------   -----------           ------------        ------------
Income (loss) from continuing
  operations (5).....................

Earnings (loss) per common
  share
    Basic............................         $   (.22)       $    .74      $    .76               $    .59           $     .44
    Diluted..........................         $   (.22)       $    .73      $    .74               $    .58           $     .43

Weighted average common
  shares outstanding including
   equivalents
    Basic............................            132.0           133.9         135.2                  135.2               135.9
    Diluted..........................            132.0           137.2         137.7                  137.7               138.3

OTHER FINANCIAL DATA:
Capital additions (including
  acquisitions)......................         $   92.8        $  106.4      $  159.6               $  127.3           $   116.2
Ratio of earnings to fixed charges
  (6)...............................                --            5.96          5.66                   5.75                5.41

OPERATING DATA:
Network access lines
  (in thousands).....................              906             958         1,005                    994               1,032
Employees............................            3,088           3,109         3,318                  3,223               3,516



                                                               (IN MILLIONS)

                                                                   AS OF
                                                             SEPTEMBER 30, 1998
                                                             ------------------
BALANCE SHEET DATA:
Cash and cash equivalents..................................        $  0.1
Net property, plant and equipment..........................         609.5
Total assets...............................................         870.2

Debt:
  Maturing within one year.................................         140.8
  Long-term................................................         267.5
                                                                    -----
       Total debt..........................................         408.3

Shareowners' equity (7)....................................         133.1


NOTES TO CINCINNATI BELL CONSOLIDATED PRO FORMA FINANCIAL DATA

(1) The special item in 1995 was a $131.6 million charge, net of settlement gains, associated with a restructuring of Cincinnati Bell and Cincinnati Bell Telephone operations. The special credits recorded in 1996 and in 1997 were non-cash settlement gains resulting from lump-sum pension distributions pursuant to the 1995 Cincinnati Bell and Cincinnati Bell Telephone restructuring plan.

(2) Operating income includes special items as discussed in Note 1 above. Excluding special items, pro forma operating income would have been $141.0 million in 1995, $150.9 million in 1996, $170.4 million in 1997 and $126.5 million for the nine months ended September 30, 1997. Pro forma operating income for the nine months ended September 30, 1998 was not affected by special items.

(3) Other income (expense), net for 1995 includes a charge of $5.0 million to reduce real estate held for sale months ended September 30, 1998 includes $16.3 million in equity losses from the Cincinnati Bell Wireless venture with AT&T to its fair market value. Other income (expense), net for the nine PCS.

(4) Interest expense in 1996 includes a $2.5 million reversal of accrued interest related to liabilities to interexchange carriers.

(5) Income from continuing operations excludes a $7.0 million extraordinary charge, net of tax benefit, recorded in 1995 for debt extinguishment and a non-cash $210.0 million extraordinary charge, net of tax benefit, recorded in 1997 resulting from Cincinnati Bell Telephone's discontinuance of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

(6) For these ratios, "earnings" is determined by adding "total fixed charges" (excluding capitalized interest), income taxes, minority interest and amortization of capitalized interest to income from continuing operations after eliminating equity in undistributed earnings. For this purpose, "total fixed charges" consists of (i) interest on all indebtedness and amortization of debt discount and expense, (ii) capitalized interest and (iii) the interest component of rental expense. Cincinnati Bell's earnings in 1995, pro forma for the Convergys Distribution, were insufficient to cover fixed charges by $45.1 million. Cincinnati Bell's ratio of earnings to fixed charges, pro forma for the Convergys Distribution, reflects special items (credits) of $131.6 million in 1995, $(29.7) million in 1996, and $(21.0) million in 1997 and $(21.0) million for the first nine months of 1997. Excluding these special items, Cincinnati Bell's ratio of earnings to fixed charges, pro forma for the Convergys Distribution, would have been 2.75 in 1995, 5.00 in 1996, 5.05 in 1997 and 4.94 for the nine months ended September 30, 1997. Cincinnati Bell's ratio of earnings to fixed charges, pro forma for the Convergys Distribution, for the nine months ended September 30, 1998 was not affected by special items.

(7) Pro forma shareowners' equity reflects the elimination of Convergys' shareowners' equity from Cincinnati Bell's historical amounts and the incurrence of approximately $10 million in nonrecurring costs, net of tax benefit, related to the Convergys Distribution. Included in the elimination of Convergys' shareowners' equity is an estimated amount of approximately $33 million, net of deferred tax benefit, resulting from the allocation of Cincinnati Bell pension trust assets and obligations to Convergys. The actual amount of shareowners' equity transferred to Convergys as a result of the allocation of the Cincinnati Bell pension trust assets will be determined by calculations agreed to by the management of Cincinnati Bell and Convergys, and may differ from the amount reflected. The final allocation may differ due to the discount rates and other assumptions used in the final calculation at the time of the Convergys Distribution. In addition, the final pension asset allocation will be subject to regulatory approval.

Cincinnati Bell Telephone Historical Financial Data

The following table presents summary historical financial data of Cincinnati Bell Telephone. The statement of operations data for each of the three years ended December 31, 1995, 1996 and 1997 and the balance sheet data at December 31, 1996 and 1997 are taken from and should be read along with the audited consolidated financial statements and the notes thereto of Cincinnati Bell included or incorporated by reference in its most recent Annual Report on Form 10-K. The statement of operations data for the nine months ended September 30, 1997 and 1998 and the balance sheet data at September 30, 1997 and 1998 are taken from and should be read along with the unaudited financial statements and the notes thereto of Cincinnati Bell included in this Quarterly Report on Form 10-Q. The interim financial statements have not been audited, but management of Cincinnati Bell believes they fairly present Cincinnati Bell Telephone's financial position and results of operations for those periods.

Cincinnati Bell Telephone is a wholly owned subsidiary of Cincinnati Bell, and it receives general and administrative services from Cincinnati Bell. Cincinnati Bell Telephone's cash is managed by Cincinnati Bell and its operations are partially financed through borrowings of Cincinnati Bell. The financial data provided below are presented for informational purposes only and does not necessarily indicate what the results of operations and financial position of Cincinnati Bell Telephone would have been if Cincinnati Bell Telephone was not a wholly owned subsidiary of Cincinnati Bell, or what Cincinnati Bell Telephone's future performance may be.

               CINCINNATI BELL TELEPHONE HISTORICAL FINANCIAL DATA (IN MILLIONS EXCEPT FOR OPERATING DATA AND RATIOS)


                                                                                       NINE MONTHS ENDED
                                                   YEAR ENDED DECEMBER 31,                SEPTEMBER 30,
                                               -----------------------------------    --------------------
                                                 1995         1996         1997         1997        1998
                                               ---------    ---------    ---------    --------    --------
STATEMENT OF OPERATIONS DATA:
Revenues .................................     $   624.4    $   650.8    $   670.1    $  495.0    $  532.9
Costs and expenses:
  Costs of providing services and products
     sold ................................         253.6        257.7        267.6       197.4       217.8
  Selling, general and administrative ....         142.1        149.3        145.6       109.5       115.3
  Depreciation and amortization ..........         113.0        116.6        120.6        90.3        78.8
  Year 2000 programming costs ............            --           --          4.2         1.5         7.8
  Mandated telecommunications cost .......            --           --          6.3         5.0        10.7
  Special items (credits) (1) ............         121.7        (28.5)       (21.0)      (21.0)         --
                                               ---------    ---------    ---------    --------    --------
       Total costs and expenses ..........         630.4        495.1        523.3       382.7       430.4

Operating income (loss) (2) ..............          (6.0)       155.7        146.8       112.3       102.5

Other income, net ........................          11.4          3.9          5.7         4.3          --
Interest expense (3) .....................          26.9         17.4         20.4        16.0        14.5
                                               ---------    ---------    ---------    --------    --------
Income (loss) before income taxes ........         (21.5)       142.2        132.1       100.6        88.0

Income taxes .............................         (10.2)        49.6         46.9        35.7        30.3
                                               ---------    ---------    ---------    --------    --------
Income (loss) from continuing
  operations .............................         (11.3)        92.6         85.2        64.9        57.7
                                               ---------    ---------    ---------    --------    --------
Extraordinary item (4) ...................            --           --       (210.0)         --          --
                                               ---------    ---------    ---------    --------    --------
Net income (loss) ........................     $   (11.3)   $    92.6    $  (124.8)   $   64.9    $   57.7
                                               ---------    ---------    ---------    --------    --------
                                               ---------    ---------    ---------    --------    --------
OTHER FINANCIAL DATA:
Capital additions ........................     $    90.3    $   101.4    $   141.1    $  112.2    $  105.4
Ratio of earnings to fixed charges (5) ...            --         8.15         6.60        6.53        6.21


OPERATING DATA:
Network access lines (in thousands) ......           906          958        1,005         994       1,032
Employees ................................         2,732        2,710        2,863       2,810       2,934



                                                                AS OF DECEMBER 31,             AS OF SEPTEMBER 30,
                                                             -------------------------     --------------------------
                                                                1996           1997           1997             1998
                                                             -------------------------     --------------------------
BALANCE SHEET DATA:
Cash and cash equivalents (6)........................        $    (2.3)     $     (3.6)    $     (3.7)      $    (3.1)
Net property, plant and equipment (4)................            855.2           550.6          879.1           578.0
Total assets.........................................          1,005.5           706.4        1,037.3           739.2

Notes payable to Cincinnati Bell.....................             56.6            63.4           66.7            86.2
Debt maturing within one year........................              0.8             3.4            3.4             3.2
Long-term debt.......................................            221.5           218.4          218.7           217.9

Shareowner's equity (4)..............................            450.6           240.2          443.2           247.3


          NOTES TO CINCINNATI BELL TELEPHONE HISTORICAL FINANCIAL DATA

(1) The special item in 1995 was a $121.7 million charge, net of settlement gains, associated with a restructuring of Cincinnati Bell Telephone operations. The special credits recorded in 1996 and 1997 were non-cash settlement gains resulting from lump-sum pension distributions pursuant to the 1995 Cincinnati Bell Telephone restructuring.

(2) Operating income (loss) includes special items as discussed in Note 1 above. Excluding special items, operating income would have been $115.7 million in 1995, $127.2 million in 1996, $125.8 million in 1997 and $91.3 million for the nine months ended September 30, 1997. Operating income for the nine months ended September 30, 1998 was not affected by special items.

(3) Interest expense in 1996 includes a $2.5 million reversal of accrued interest related to liabilities to interexchange carriers.

(4) The extraordinary item recorded in 1997 was a non-cash charge of $210.0 million, net of tax benefit, resulting from Cincinnati Bell Telephone's discontinuance of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The charge resulted in a $327.7 million reduction in Cincinnati Bell Telephone's property, plant and equipment and a $210.0 million reduction in shareowner's equity.

(5) For these ratios, "earnings" is determined by adding "total fixed charges" (excluding capitalized interest), income taxes, minority interest and amortization of capitalized interest to income from continuing operations after eliminating equity in undistributed earnings. For this purpose, "total fixed charges" consists of (i) interest on all indebtedness and amortization of debt discount and expense, (ii) capitalized interest and (iii) the interest component of rental expense. In 1995 Cincinnati Bell Telephone's earnings were insufficient to cover fixed charges by $21.4 million. Cincinnati Bell Telephone's ratio of earnings to fixed charges reflects special items (credits) of $121.7 million in 1995, $(28.6) million in 1996, $(21.0)
         million in 1997 and $(21.0) million for the first nine months of 1997. Excluding these special items, Cincinnati Bell Telephone's ratio of earnings to fixed charges would have been 4.28 in 1995, 6.71 in 1996,
         5.71 in 1997 and 5.37 for the nine months ended September 30, 1997. Cincinnati Bell Telephone's ratio of earnings to fixed charges for the nine months ended September 30, 1998 was not affected by special items.

(6) Cincinnati Bell has historically managed cash on a centralized basis, which resulted in negative cash balances for Cincinnati Bell Telephone for financial reporting purposes at the dates presented above.

        CINCINNATI BELL CONSOLIDATED PRO FORMA FINANCIAL STATEMENTS

The following consolidated pro forma financial statements present pro forma information for Cincinnati Bell, giving effect to the Transtech Acquisition and the Convergys Distribution. These consolidated pro forma financial statements are based upon the historical consolidated financial statements of Cincinnati Bell for the periods presented and on the historical financial statements of Transtech for the two months ended February 28, 1998. The historical consolidated financial statements of Cincinnati Bell as of and for the nine months ended September 30, 1998 and the historical financial statements of Transtech for the two months ended February 28, 1998 are unaudited.

The consolidated pro forma statement of operations for the nine months ended September 30, 1998 has been presented as if the Transtech Acquisition and the Convergys Distribution had occurred on January 1, 1997. The consolidated pro forma statement of operations indicated above reflects the Transtech Acquisition using the purchase method of accounting and the resulting amortization of goodwill and other intangibles as well as the financing of, and interest expense related to the acquisition.

The consolidated pro forma balance sheet as of September 30, 1998 has been presented as if the Convergys Distribution had occurred on September 30, 1998. (The Transtech Acquisition was completed on February 28, 1998 and is reflected in the historical consolidated balance sheet of Cincinnati Bell as of September 30, 1998.)

The consolidated pro forma financial statements are unaudited, are presented for informational purposes only and do not necessarily indicate what the actual results of operations would have been had the Transtech Acquisition and the Convergys Distribution occurred on the dates assumed, or what the future operating results or financial position of Cincinnati Bell may be. The consolidated pro forma financial statements should be read along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated historical financial statements and the notes thereto of Cincinnati Bell included or incorporated by reference in Cincinnati Bell's most recent Annual Report on Form 10-K. and set forth in its most recent filing on Form 8-K.

                CINCINNATI BELL CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
                          (IN MILLIONS, EXCEPT PER SHARE INFORMATION)


                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                ------------------------------------------------------------------------------------------
                                                                              PRO FORMA
                                              HISTORICAL                       BEFORE
                                HISTORICAL    TRANSTECH                        CONVERGYS        CONVERGYS
                                CINCINNATI    (1/1/98 -      ACQUISITION     DISTRIBUTION      DISTRIBUTION
                                   BELL        2/28/98)      ADJUSTMENTS      ADJUSTMENTS       ADJUSTMENTS      PRO FORMA
                                ----------    ----------     -----------     ------------      ------------      ---------
Revenues....................     $ 1,653.7     $    62.4           --         $ 1,716.1        $(1,057.5) (4)     $   658.6

Costs and expenses..........       1,431.9          61.1      $   3.9  (1)      1,496.9           (966.1) (5)         530.8
                                 ---------     ---------      -------         ---------        ---------          ---------

Operating income............         221.8           1.3         (3.9)            219.2            (91.4)             127.8

Other income
  (expense).................          (3.4)           --           --              (3.4)           (14.4) (6)         (17.8)
Interest expense............          44.5            --          6.1  (2)         50.6            (32.8) (7)          17.8
                                 ---------     ---------      -------         ---------        ---------          ---------
Income before taxes.........         173.9           1.3        (10.0)            165.2            (73.0)              92.2

Income taxes................          60.2           0.5         (3.8) (3)         56.9            (24.3) (8)          32.6
                                 ---------     ---------      -------         ---------        ---------          ---------
Income from
  continuing operations.....     $   113.7     $     0.8      $  (6.2)        $   108.3    $       (48.7)        $     59.6
                                 ---------     ---------      -------         ---------        ---------          ---------
                                 ---------     ---------      -------         ---------        ---------          ---------
Earnings per share
   Basic....................     $     .84                                    $     .80                          $      .44
   Diluted..................     $     .82                                    $     .78                          $      .43

Weighted average
  common shares
  outstanding
  including equivalents
   Basic........................     135.9                                        135.9                               135.9
   Diluted......................     138.3                                        138.3                               138.3


         NOTES TO CINCINNATI BELL CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS

(1) Adjustment gives effect to the amortization of intangible assets acquired and depreciation of property and equipment acquired. Cincinnati Bell's allocation of the Transtech purchase price is as follows: acquired contracts - $68.2 million; in-process research and development - $42.6 million; assembled workforce - $11.4 million; internally-developed software - $4.4 million; fair value of other tangible assets acquired - $91.0 million; and goodwill - $414.4 million. Assigned lives for the acquired intangible assets are as follows: acquired contracts - 8 years; assembled workforce - 15 years; and goodwill - 30 years. Assigned lives for property and equipment are as follows: software and personal computers - 3 years; equipment - 5 years; and buildings - 30 years.

(2) The Transtech Acquisition and associated costs were financed entirely through short-term variable rate commercial paper issued by Cincinnati Bell. Interest expense has been recorded at the rate (5.75%) for the commercial paper that was issued to finance the acquisition.

(3) Adjustment reflects the income tax effect of the acquisition adjustments at Convergys' statutory tax rate for the respective period.

(4) Adjustment eliminates Convergys' pro forma revenues after giving effect to the Transtech Acquisition.

(5) Adjustment eliminates Convergys' pro forma expenses after giving effect to the Transtech Acquisition. For purposes of this adjustment, general overhead expenses incurred by Cincinnati Bell, which had been charged to Convergys as a management fee, remain a part of the expenses of Cincinnati Bell and have not been eliminated by the Convergys Distribution adjustments.

(6) Adjustment eliminates other income (expense), net related to Convergys. Adjustment includes the elimination of equity earnings from Cincinnati SMSA Limited Partnership which operates a cellular telecommunications business in southwestern Ohio and northern Kentucky.

(7) Adjustment eliminates Convergys' pro forma interest expense after giving effect to the Transtech Acquisition. Interest expense for Convergys is determined based upon the weighted average interest rate for Cincinnati Bell's short-term and long-term interest rates for the respective period for Cincinnati Bell debt allocated to Convergys and the interest rate associated with any direct indebtedness of Convergys.

(8) Adjustment reflects the provision for income taxes for the pre-tax adjustments at Convergys' statutory tax rate for the respective period.

                          CINCINNATI BELL CONSOLIDATED PRO FORMA BALANCE SHEET
                                             (IN MILLIONS)


                                                                                AS OF SEPTEMBER 30, 1998
                                                                    ----------------------------------------------
                                                                                         CONVERGYS
                                                                      HISTORICAL       DISTRIBUTION
                                                                    CINCINNATI BELL   ADJUSTMENTS (1)    PRO FORMA
                                                                    ---------------   ---------------    ---------
Cash and cash equivalents .........................................   $      1.5       $     (1.4)      $      0.1
Receivables .......................................................        461.3           (307.9)           153.4
Materials and supplies ............................................         14.7               --             14.7
Deferred income taxes .............................................         25.2             (7.0)            18.2
Prepaid expenses and other current assets .........................         52.3            (29.3)            23.0
                                                                      ----------       ----------       ----------
     Total current assets .........................................        555.0           (345.6)           209.4
                                                                      ----------       ----------       ----------
Property, plant and equipment .....................................        838.9           (229.4)           609.5
Goodwill and other intangibles, net ...............................        698.2           (681.1)            17.1
Investments in unconsolidated entities ............................         90.1            (85.3)             4.8
Deferred charges and other current assets .........................        110.2            (80.8)            29.4
                                                                      ----------       ----------       ----------
     Total assets .................................................   $  2,292.4       $ (1,422.2)      $    870.2
                                                                      ----------       ----------       ----------
                                                                      ----------       ----------       ----------
Debt maturing within one year .....................................        619.3           (478.5)(2)        140.8
Accounts payable and other current liabilities ....................        412.4           (191.3)           221.1
                                                                      ----------       ----------       ----------
     Total current liabilities ....................................      1,031.7           (669.8)           361.9

Long-term debt ....................................................        267.8             (0.3)           267.5
Other long-term liabilities .......................................        345.7           (238.0)           107.7
                                                                      ----------       ----------       ----------
     Total liabilities ............................................      1,645.2           (908.1)           737.1
                                                                      ----------       ----------       ----------
Shareowners' equity ...............................................        647.2           (514.1)(3)        133.1
                                                                      ----------       ----------       ----------
     Total Liabilities and Shareowners' Equity ....................   $  2,292.4       $ (1,422.2)      $    870.2
                                                                      ----------       ----------       ----------
                                                                      ----------       ----------       ----------


          NOTES TO CINCINNATI BELL CONSOLIDATED PRO FORMA BALANCE SHEET

(1) Adjustments in this column reflect the elimination of assets and liabilities that will be transferred from Cincinnati Bell to Convergys based on the September 30, 1998 consolidated balance sheet of Cincinnati Bell.

(2) Adjustments to debt maturing within one year and long-term debt represent the amount of direct outstanding indebtedness of Convergys and its subsidiaries and approximately $478 million in intercompany debt that Convergys owes to Cincinnati Bell at September 30, 1998. Pursuant to the terms of the Distribution Agreement, Convergys will repay this intercompany indebtedness at or before the date of the Convergys Distribution date. The actual amount of the intercompany indebtedness repayment will be determined based on Convergys' cash flow activity from October 1, 1998 to the date of the repayment and the resultant intercompany balances. The proceeds from the intercompany indebtedness repayment from Convergys will be used by Cincinnati Bell to repay outstanding short-term variable rate debt.

(3) Pro forma shareowners' equity reflects the elimination of Convergys' shareowners' equity from Cincinnati Bell's historical amounts and the incurrence of approximately $10 million in nonrecurring costs, net of tax benefit related to the Convergys Distribution. Included in the elimination of Convergys' shareowners' equity is an estimated amount of approximately $33 million, net of deferred tax benefit resulting from the allocation of Cincinnati Bell pension trust assets and obligations to Convergys. The actual amount of shareowners' equity transferred to Convergys as a result of the allocation of the Cincinnati Bell pension trust assets will be determined by calculations performed as of the date of the Convergys Distribution, using a methodology that has been agreed to by the management of Cincinnati Bell and Convergys, and may differ from the amount reflected. The final allocation may differ due to the discount rates and other assumptions used in the final calculation at the time of the Convergys Distribution. In addition, the final pension asset allocation will be subject to regulatory approval.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.

           The following are filed as Exhibits to Part I of this Form 10-Q:


           EXHIBIT
           NUMBER
           -------
               27       Financial Data Schedule
               99       Employee Benefits Agreement between Cincinnati
                        Bell Inc. and Convergys Corporation


     (b)   Reports on Form 8-K.

           Form 8-K, date of report September 2, 1998, reported the management teams of the Company and Convergys. This announcement was made in anticipation of the planned separation of the two companies by December 31, 1998.

           Form 8-K, date of report October 13, 1998, (i) explained the Company's relationship with its subsidiary, Convergys; (ii) updated information regarding the Year 2000 preparedness of the Company (excluding Convergys); and (iii) updated information regarding the
           (a) regulatory affairs, (b) historical financial data and (c) pro forma financial data of both the Company and CBT.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              Cincinnati Bell Inc.






Date:  November 16, 1998                              /s/ Kevin W. Mooney
     ---------------------                            -------------------------
                                                      Kevin W. Mooney
                                                      Chief Financial Officer