Form 10-Q/A
period 1998-09-30
CINCINNATI BELL INC /OH/
filed 1998-11-23
CIK 716133

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                   FORM 10-Q/A

                                  AMENDMENT NO. 1


           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to            .
                                           ----------    ----------


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

Item 1.   Financial Statements


     This Amendment No. 1 on Form 10-Q/A amends Part I, Item 1, Financial Statements for Cincinnati Bell Inc.'s Quarterly Report on Form 10-Q for
September 30, 1998 in its entirety.   This is a result of a typing error on page
2 of the originally filed Form 10-Q regarding the Condensed Consolidated Statements of Income. The line, Earnings Per Common Share - Basic, should have been $1.21 instead of $.21 for the column, Nine Months Ended September 30, 1997.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                     PART I - FINANCIAL INFORMATION

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME,
                COMPREHENSIVE INCOME AND RETAINED EARNINGS
                 (In Millions, Except Per Share Amounts)
                              (Unaudited)


                                                                       Three Months                    Nine Months
                                                                    Ended September 30,           Ended September  30,
                                                                 -------------------------     -------------------------
                                                                    1998           1997           1998            1997
                                                                   ------         ------         ------          ------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .     $    578.4     $    433.2     $  1,653.7     $  1,295.8
                                                                 ----------     ----------     ----------     ----------
Costs and Expenses
  Cost of providing services and products sold . . . . . . .          324.1          228.3          926.0          692.2
  Selling, general and administrative. . . . . . . . . . . .           92.0           68.1          269.3          212.6
  Depreciation and amortization. . . . . . . . . . . . . . .           56.2           47.4          154.9          137.2
  Year 2000 programming costs. . . . . . . . . . . . . . . .            9.7            4.8           28.4            6.9
  Mandated telecommunications costs. . . . . . . . . . . . .             .9            2.8           10.7            5.0
  Purchased research and development costs . . . . . . . . .              -              -           42.6              -
  Special credits. . . . . . . . . . . . . . . . . . . . . .              -              -              -          (21.0)
                                                                 ----------     ----------     ----------     ----------
    Total Costs and Expenses . . . . . . . . . . . . . . . .          482.9          351.4        1,431.9        1,032.9
                                                                 ----------     ----------     ----------     ----------

Operating Income . . . . . . . . . . . . . . . . . . . . . .           95.5           81.8          221.8          262.9

Other Income (Expense), Net. . . . . . . . . . . . . . . . .           (2.7)           6.0           (1.9)          14.3
Interest Expense . . . . . . . . . . . . . . . . . . . . . .           16.1            9.1           44.5           26.8
Minority Interest. . . . . . . . . . . . . . . . . . . . . .            1.5              -            1.5              -
                                                                 ----------     ----------     ----------     ----------

Income Before Income Taxes . . . . . . . . . . . . . . . . .           75.2           78.7          173.9          250.4
Income Taxes . . . . . . . . . . . . . . . . . . . . . . . .           26.8           26.9           60.2           87.2
                                                                 ----------     ----------     ----------     ----------

Net Income . . . . . . . . . . . . . . . . . . . . . . . . .     $     48.4     $     51.8      $   113.7     $    163.2
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

Other Comprehensive Income, Net of Tax:
   Foreign currency translation adjustments. . . . . . . . .     $     (1.0)    $      (.1)    $     (2.7)    $     (1.5)
   Pension liability adjustment. . . . . . . . . . . . . . .              -              -              -             .8
   Unrealized loss on investments. . . . . . . . . . . . . .           (2.1)             -           (2.1)             -
                                                                 ----------     ----------     ----------     ----------
     Total Other Comprehensive Income. . . . . . . . . . . .           (3.1)           (.1)          (4.8)           (.7)
                                                                 ----------     ----------     ----------     ----------
Comprehensive Income . . . . . . . . . . . . . . . . . . . .     $     45.3     $     51.7     $    108.9     $    162.5
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

Earnings Per Common Share
  Basic. . . . . . . . . . . . . . . . . . . . . . . . . . .     $      .36     $      .38     $      .84     $     1.21
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------
  Diluted. . . . . . . . . . . . . . . . . . . . . . . . . .     $      .35     $      .38     $      .82     $     1.19
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------
Dividends Declared Per Common Share. . . . . . . . . . . . .     $      .10     $      .10     $      .30     $      .30
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

Average Common Shares Outstanding Including Equivalents
  Basic. . . . . . . . . . . . . . . . . . . . . . . . . . .          136.0          135.3          135.9          135.2
  Diluted. . . . . . . . . . . . . . . . . . . . . . . . . .          138.1          137.7          138.3          137.7

Retained Earnings
  Beginning of period. . . . . . . . . . . . . . . . . . . .     $    261.0     $    373.5     $    221.9     $    288.5
  Net income . . . . . . . . . . . . . . . . . . . . . . . .           48.4           51.8          113.7          163.2
  Common dividends declared. . . . . . . . . . . . . . . . .          (13.6)         (13.5)         (41.0)         (40.7)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .             .6            (.4)           1.8             .4
                                                                 ----------     ----------     ----------     ----------
  End of period. . . . . . . . . . . . . . . . . . . . . . .     $    296.4     $    411.4     $    296.4     $    411.4
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------
Accumulated Other Comprehensive Income:
  Beginning of period. . . . . . . . . . . . . . . . . . . .     $     (9.8)    $     (7.9)    $     (8.1)    $     (7.3)
  Foreign currency translation adjustments . . . . . . . . .           (1.0)           (.1)          (2.7)          (1.5)
  Pension liability adjustment . . . . . . . . . . . . . . .              -              -              -             .8
  Unrealized loss on investments . . . . . . . . . . . . . .           (2.1)             -           (2.1)             -
                                                                 ----------     ----------     ----------     ----------
  End of period. . . . . . . . . . . . . . . . . . . . . . .     $    (12.9)    $     (8.0)    $    (12.9)    $     (8.0)
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Millions of Dollars)


                                                                 (Unaudited)
                                                                September 30,   December 31,
                                                                    1998            1997
                                                                -------------   ------------
ASSETS
Current assets
  Cash and cash equivalents. . . . . . . . . . . . . . . . .     $      1.5     $      9.9
  Receivables, less allowances of $20.7 and $14.0. . . . . .          461.3          350.8
  Material and supplies. . . . . . . . . . . . . . . . . . .           14.7           16.3
  Deferred income taxes. . . . . . . . . . . . . . . . . . .           25.2           24.6
  Prepaid expenses and other current assets. . . . . . . . .           52.3           48.4
                                                                 ----------     ----------
    Total current assets . . . . . . . . . . . . . . . . . .          555.0          450.0

Property, plant and equipment - net. . . . . . . . . . . . .          838.9          703.2
Goodwill and other intangibles - net . . . . . . . . . . . .          698.2          195.0
Investments in unconsolidated entities . . . . . . . . . . .           90.1           77.6
Deferred charges and other assets. . . . . . . . . . . . . .          110.2           72.9
                                                                 ----------     ----------

    Total Assets . . . . . . . . . . . . . . . . . . . . . .     $  2,292.4     $  1,498.7
                                                                 ----------     ----------
                                                                 ----------     ----------

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Debt maturing in one year. . . . . . . . . . . . . . . . .     $    619.3     $    190.6
  Accounts payable and accrued liabilities . . . . . . . . .          275.8          208.4
  Accrued taxes. . . . . . . . . . . . . . . . . . . . . . .           55.3           51.5
  Advance billing and customers' deposits. . . . . . . . . .           36.1           35.0
  Other current liabilities. . . . . . . . . . . . . . . . .           45.2           49.4
                                                                 ----------     ----------
    Total current liabilities. . . . . . . . . . . . . . . .        1,031.7          534.9

Long-term debt . . . . . . . . . . . . . . . . . . . . . . .          267.8          269.2
Deferred income taxes. . . . . . . . . . . . . . . . . . . .           26.8           12.7
Other long-term liabilities. . . . . . . . . . . . . . . . .          111.1          102.2
                                                                 ----------     ----------

    Total liabilities. . . . . . . . . . . . . . . . . . . .        1,437.4          919.0
                                                                 ----------     ----------

Minority interest. . . . . . . . . . . . . . . . . . . . . .          207.8              -

Shareowners' equity
  Common shares-$1 par value; 480,000,000 shares authorized;
    136,401,037 and 136,066,965 issued and outstanding . . .          136.4          136.1
  Additional paid-in capital . . . . . . . . . . . . . . . .          227.3          229.8
  Retained earnings. . . . . . . . . . . . . . . . . . . . .          296.4          221.9
  Accumulated other comprehensive income . . . . . . . . . .          (12.9)          (8.1)
                                                                 ----------     ----------
    Total shareowners' equity. . . . . . . . . . . . . . . .          647.2          579.7
                                                                 ----------     ----------

Total Liabilities and Shareowners' Equity. . . . . . . . . .     $  2,292.4     $  1,498.7
                                                                 ----------     ----------
                                                                 ----------     ----------


See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.


               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Millions of Dollars)
                                (Unaudited)


                                                                                                      Nine Months
                                                                                                  Ended September 30,
                                                                                               -------------------------
                                                                                                   1998          1997
                                                                                               -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    113.7     $    163.2
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . .          154.9          137.2
      Special credits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -          (21.0)
      Acquired research and development costs. . . . . . . . . . . . . . . . . . . . . . .           42.6              -
      Provision for loss on receivables. . . . . . . . . . . . . . . . . . . . . . . . . .           11.8            9.7
      Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (15.3)         (11.6)
    Changes in assets and liabilities, net of effects from acquisitions and disposals:
      Increase in receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (65.3)         (34.8)
      Increase  in other current assets. . . . . . . . . . . . . . . . . . . . . . . . . .           (1.1)          (5.0)
      Increase in accounts payable and accrued liabilities . . . . . . . . . . . . . . . .           40.9            6.6
      Increase (decrease) in other current liabilities . . . . . . . . . . . . . . . . . .          (23.7)            .7
      Increase (decrease) in deferred income taxes and unamortized
        investment tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14.1           (3.6)
      Increase in other assets and liabilities - net . . . . . . . . . . . . . . . . . . .          (38.0)         (31.7)
                                                                                               ----------     ----------

      Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . .          234.6          209.7
                                                                                               ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures - telephone plant . . . . . . . . . . . . . . . . . . . . . . . . .         (105.4)        (114.1)
  Capital expenditures - other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (78.1)         (62.6)
  Acquisitions, net of cash acquired . . . . . . . . . . . . . . . . . . . . . . . . . . .         (658.3)             -
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             .5            5.9
                                                                                               ----------     ----------

    Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . .         (841.3)        (170.8)
                                                                                               ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in short-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          434.1            5.4
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (6.0)          (8.9)
  Issuance of common shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4.9            9.0
  Issuance of Convergys common shares  . . . . . . . . . . . . . . . . . . . . . . . . . .          206.3              -
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (41.0)         (40.7)
                                                                                               ----------     ----------

    Net cash provided by (used in) financing activities. . . . . . . . . . . . . . . . . .          598.3          (35.2)
                                                                                               ----------     ----------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . .           (8.4)           3.7

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . . .            9.9            2.0
                                                                                               ----------     ----------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . . .     $      1.5     $      5.7
                                                                                               ----------     ----------
                                                                                               ----------     ----------

Cash paid for:
  Interest (net of amount capitalized) . . . . . . . . . . . . . . . . . . . . . . . . . .     $     43.6     $     22.9
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     71.3     $     70.6


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

Form 10-Q Part I                                            Cincinnati Bell Inc.
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


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

     The following unaudited pro forma data summarizes the combined results of the operations of the Company and Transtech as though the acquisition had occurred as of the beginning of each period:

                                                               Nine Months
                                                          Ended September  30,
Millions of Dollars                                      ---------------------
-------------------                                        1998         1997
                                                         --------     --------
     Revenues. . . . . . . . . . . . . . . . . . .       $1,716.1     $1,595.8
     Net income. . . . . . . . . . . . . . . . . .       $  108.3     $  152.6

     Earnings per share:
       Basic . . . . . . . . . . . . . . . . . . .       $    .80     $   1.13
       Diluted . . . . . . . . . . . . . . . . . .       $    .78     $   1.11

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

Form 10-Q Part I                                            Cincinnati Bell Inc.
                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)


(5) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:

                                                          Three Months                   Nine Months
                                                      Ended September  30,           Ended September 30,
                                                      ---------------------         ---------------------
     Millions of Dollars                               1998           1997           1998           1997
     -------------------                              ------         ------         ------         ------
     Revenues. . . . . . . . . . . . . . . .          $179.5         $168.3         $532.9         $495.0

     Costs and expenses. . . . . . . . . . .           142.4          135.8          430.4          382.7
                                                      ------         ------         ------         ------

     Operating income. . . . . . . . . . . .          $ 37.1         $ 32.5         $102.5         $112.3

     Net income. . . . . . . . . . . . . . .          $ 20.8         $ 17.9         $ 57.7         $ 64.9
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------


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

     Results for the nine months ended September 30, 1997 include $21.0 million of pension settlement gains that increased net income by $13.4 million.

                                                              September 30,        December 31,
     Millions of Dollars                                          1998                 1997
     -------------------                                     --------------        ------------
     Current assets. . . . . . . . . . . . . . . . . .       $        147.4        $      142.5
     Telephone plant - net . . . . . . . . . . . . . .                578.0               550.6
     Other noncurrent assets . . . . . . . . . . . . .                 13.8                13.3
                                                              -------------        ------------

     Total assets. . . . . . . . . . . . . . . . . . .        $       739.2        $      706.4
                                                              -------------        ------------
                                                              -------------        ------------

     Current liabilities . . . . . . . . . . . . . . .        $       239.3        $      214.0
     Noncurrent liabilities. . . . . . . . . . . . . .                 34.8                33.8
     Long-term debt. . . . . . . . . . . . . . . . . .                217.8               218.4
     Shareowner's equity . . . . . . . . . . . . . . .                247.3               240.2
                                                              -------------        ------------

     Total liabilities and shareowner's equity . . . .        $       739.2        $      706.4
                                                              -------------        ------------
                                                              -------------        ------------


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

Form 10-Q Part I                                            Cincinnati Bell Inc.
                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

                                                          Three Months                   Nine Months
                                                      Ended September  30,           Ended September 30,
                                                     ----------------------         ---------------------
     In Millions, Except Per Share Amounts             1998           1997           1998           1997
     -------------------------------------           -------         ------         ------         ------
     BASIC EPS

     Net Income. . . . . . . . . . . . . . . . . .    $ 48.4         $ 51.8         $113.7         $163.2

     Average common shares outstanding . . . . . .     136.0          135.3          135.9          135.2

     Basic earnings per share. . . . . . . . . . .    $  .36         $  .38         $  .84         $ 1.21
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------


     DILUTED EPS

     Net Income. . . . . . . . . . . . . . . . . .    $ 48.4         $ 51.8         $113.7         $163.2

     Effect of dilutive securities:
       Average common shares outstanding . . . . .     136.0          135.3          135.9          135.2
       Stock options . . . . . . . . . . . . . . .       1.5            1.8            1.8            1.9
       Stock-based compensation arrangements . . .        .6             .6             .6             .6
                                                      ------         ------         ------         ------
     Total . . . . . . . . . . . . . . . . . . . .     138.1          137.7          138.3          137.7

     Diluted earnings per share. . . . . . . . . .    $  .35         $  .38         $  .82         $ 1.19
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------

Form 10-Q Part I                                            Cincinnati Bell Inc.
                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)


(9) BUSINESS SEGMENT INFORMATION - The Company operates primarily in three industry segments, Communications Services, Information Management, and Customer Management. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets used in the operations of the segment. The Company's business segment information is as follows:

                                                          Three Months                  Nine Months
     Millions of Dollars                              Ended September  30,          Ended September  30,
     -------------------                            -----------------------       -----------------------
                                                      1998           1997           1998           1997
                                                    --------       --------       --------       --------
     REVENUES
       Communications services . . . . . . . . . .  $  222.6       $  211.0       $  658.6       $  618.0
       Information management. . . . . . . . . . .     147.9          137.2          437.9          401.7
       Customer management . . . . . . . . . . . .     231.4          103.0          620.4          329.4
       Intersegment. . . . . . . . . . . . . . . .     (23.5)         (18.0)         (63.2)         (53.3)
                                                    --------       --------       --------       --------
                                                    $  578.4       $  433.2       $1,653.7       $1,295.8
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

     INTERSEGMENT REVENUES
       Communications services . . . . . . . . . .  $    2.5       $    4.0       $    7.9       $   12.1
       Information management. . . . . . . . . . .      18.0           11.6           46.9           35.6
       Customer management . . . . . . . . . . . .       3.0            2.4            8.4            5.6
                                                    --------       --------       --------       --------
                                                    $   23.5       $   18.0       $   63.2       $   53.3
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------
     SPECIAL ITEMS (see MD&A)
       Communications services . . . . . . . . . .  $      -       $      -       $      -       $  (21.0)
       Information management. . . . . . . . . . .         -              -              -              -
       Customer management . . . . . . . . . . . .         -              -           42.6              -
                                                    --------       --------       --------       --------
                                                           -              -       $   42.6       $  (21.0)
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------
     OPERATING INCOME
       Communications services . . . . . . . . . .  $   50.5       $   45.8       $  141.0       $  152.5
       Information management. . . . . . . . . . .      28.9           28.2           83.5           76.4
       Customer management . . . . . . . . . . . .      17.1            6.2            2.9           33.4
       Corporate and eliminations. . . . . . . . .      (1.0)           1.6           (5.6)            .6
                                                    --------       --------       --------       --------
                                                    $   95.5       $   81.8      $   221.8       $  262.9
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------
       ASSETS
       Communications services . . . . . . . . . .                                $  844.2       $1,105.4
       Information management. . . . . . . . . . .                                   280.5          264.0
       Customer management . . . . . . . . . . . .                                   988.5          300.3
       Corporate and eliminations. . . . . . . . .                                   179.2           82.4
                                                                                  $2,292.4       $1,752.1
                                                                                  --------       --------
                                                                                  --------       --------
     CAPITAL ADDITIONS (including acquisitions)
       Communications services . . . . . . . . . .  $   30.8       $   37.6       $  115.7       $  126.8
       Information management. . . . . . . . . . .       9.5            5.9           31.1           15.8
       Customer management . . . . . . . . . . . .      15.3            7.5          697.0           24.5
       Corporate . . . . . . . . . . . . . . . . .       2.0             .3            2.5            5.4
                                                    --------       --------       --------       --------
                                                    $   57.6       $   51.3       $  846.3       $  172.5
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------
     DEPRECIATION AND AMORTIZATION
       Communications services . . . . . . . . . .  $   28.1       $   31.4       $   81.6       $   92.6
       Information management. . . . . . . . . . .       7.7            9.1           21.8           24.8
       Customer management . . . . . . . . . . . .      20.1            6.8           50.7           19.5
       Corporate . . . . . . . . . . . . . . . . .        .3             .1             .8             .3
                                                    --------       --------       --------       --------
                                                    $   56.2       $   47.4       $  154.9       $  137.2
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             Cincinnati Bell Inc.





Date:  November 23, 1998                     /s/ Kevin W. Mooney
       -----------------                     -----------------------------------
                                             Kevin W. Mooney
                                             Chief Financial Officer