Form 10-K
period 1998-12-31
CINCINNATI BELL INC /OH/
filed 1999-03-31
CIK 716133

                                   FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                          -----------------------------

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the transition period from         to
                                        -------    -------

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

       At February 26, 1999, there were 137,357,138 common shares outstanding.

       At February 26, 1999, the aggregate market value of the voting shares owned by non-affiliates was $2,698,300,873.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
     ---      ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                 --------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1998 (Parts I, II and IV)

(2) Portions of the registrant's definitive proxy statement dated March 24, 1999 issued in connection with the annual meeting of shareholders (Part III)

                                TABLE OF CONTENTS

                                     PART I

 Item                                                                                        Page
 ----                                                                                        ----
  1.  Business ...........................................................................    1

  2.  Properties .........................................................................   10

  3.  Legal Proceedings ..................................................................   10

  4.  Submission of Matters to a Vote of the Security Holders ............................   10

                                     PART II

  5.  Market for the Registrant's Common Equity and Related Security Holder Matters ......   14

  6.  Selected Financial Data ............................................................   14

  7.  Management's Discussion and Analysis of  Financial Condition and Results
      of Operations.......................................................................   14

  7A. Quantitative and Qualitative Disclosures about Market Risk .........................   14

  8.  Financial Statements and Supplementary Data ........................................   14

  9.  Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosure .........................................................................   14

                                    PART III

  10. Directors and Executive Officers of Registrant .....................................   15

  11. Executive Compensation .............................................................   15

  12. Security Ownership of Certain Beneficial Owners and Management .....................   15

  13. Certain Relationships and Related Transactions .....................................   15

                                     PART IV

  14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K ....................   16


See page 11 for "Executive Officers of the Registrant".

This report contains trademarks, service marks and registered marks of the Company and its subsidiaries, as indicated.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
STATEMENT

     Form 10-K contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of the Company and its subsidiaries, are forward-looking statements. These statements involve potential risks and uncertainties and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

     Important factors that may affect these expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which the Company and its subsidiaries operate; advances in telecommunications technology; changes in the telecommunications regulatory environment; changes in the demand for the services and products of the Company and its subsidiaries; the ability of the Company and its subsidiaries to introduce new service and product offerings in a timely and cost effective basis; failure of the Company and its subsidiaries to achieve Year 2000 compliance; and start-up of the Company's digital wireless communications services business.

                                     PART I

ITEM I.  BUSINESS

GENERAL

     Cincinnati Bell Inc. (the "Company" or "Cincinnati Bell") is a diversified telecommunications services holding company that is organized on the basis of products and services. The Company's segments are strategic business units that offer distinct products and services, organized around a telecommunications core, and are aligned with specific subsidiaries of the Company.

     The Local Communications Services segment provides local, long distance, data networking and transport, Internet access and pay phone services, as well as sales of communications equipment, in southwestern Ohio, northern Kentucky and southeastern Indiana. These services are marketed and sold to both residential and business customers and are delivered principally through Cincinnati Bell Telephone Company ("CBT") and two recently organized subsidiaries of the Company.

     The Directory Services segment sells directory advertising and information services primarily to customers in the geographic areas described in the previous paragraph. This segment's most identifiable product is the Yellow Pages directory delivered by Cincinnati Bell Directory Inc.

     The Other Communications Services segment resells (i) long distance and Internet access services and provides data services and products to small- and medium-sized business customers mainly in a five-state Midwestern area, and (ii) telecommunications and computer equipment in the secondary market. These services are provided through Cincinnati Bell Long Distance Inc. and Cincinnati Bell Supply Company, respectively.

     The Company anticipates that its new digital wireless PCS business, Cincinnati Bell Wireless Company LLC, will be reported as an operating segment in 1999. In 1998, the assets and capital additions of this business are included in the Other Communications Services segment.

     The Company has formed two new subsidiaries. ZoomTown.com Inc., formed in the first quarter of 1999, will provide its FUSE Internet access, e-commerce and transactional services. EnterpriseWise IT Consulting LLC (formerly KSM Consulting and the Network Solutions Group), formed in the third quarter of

1998, provides network integration and consulting services. These businesses are included in the Local Communications Services segment.

     On December 31, 1998, Cincinnati Bell completed its divestiture of Convergys Corporation, a subsidiary that it had formed during 1998 consisting of its billing and information services business (operated by Convergys Information Management Group Inc., formerly known as Cincinnati Bell Information Systems Inc.) and its customer management solutions business (operated by Convergys Customer Management Group Inc., formerly known as MATRIXX Marketing Inc.), as well as its 45% interest in a limited partnership which operates a cellular telecommunications business in southwestern Ohio and northern Kentucky.

     The Company is incorporated under the laws of Ohio and has its principal executive offices at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900).

STRATEGY

     Cincinnati Bell believes that it is the most recognized single source, full-service communications provider in the Cincinnati metropolitan market area. Cincinnati Bell's competitive strengths include its (i) well-regarded brand name, (ii) technologically advanced network, (iii) communications industry focus, knowledge and experience, (iv) reputation for service quality, (v) large customer base and (vi) strategic relationships with targeted industry leaders, including AT&T Corp. ("AT&T"), Lucent Technologies ("Lucent"),Cisco Systems and PSINet. By leveraging its competitive strengths, Cincinnati Bell believes that it can increase the market penetration of its existing services, effectively market new services, establish and deliver its data network solutions and wireless capabilities, and capture the full benefit of its strategic relationships with these targeted industry leaders.

     Cincinnati Bell is exploring growth opportunities on its own and in partnership with other companies within and beyond its traditional geographic market area. Cincinnati Bell's overall strategy is to expand beyond its traditional telephone business and geographic market, to take advantage of the expanding growth of the data transport business and to become an integrated communications provider of end-to-end data and telecommunications solutions to its customers. Cincinnati Bell has recently formed a network integration business to offer end-to-end broadband network connectivity and management. Cincinnati Bell also offers Digital Subscriber Line ("DSL") technology and high capacity and dial-up Internet access. In 1998, Cincinnati Bell expanded further its product offerings to include digital wireless communications services through a venture with AT&T Wireless PCS Inc. Cincinnati Bell believes that, by bundling core and advanced telecommunication related services on one bill, it achieves a competitive advantage over current and future competitors.

LOCAL COMMUNICATIONS SERVICES

     Cincinnati Bell Telephone Company

     Cincinnati Bell Telephone is the 12th largest local telecommunications service company in the United States, based on its network access lines in service at the end of 1998. In 1998, on a pro forma basis giving effect to the Convergys divestiture, Cincinnati Bell Telephone provided 81% of Cincinnati Bell's revenue and 79% of its operating income excluding special charges and credits.

     Cincinnati Bell Telephone provides telecommunications services to business and residential customers in the Cincinnati metropolitan market area. This market is 2,400 square miles located approximately within a 25 mile radius of Cincinnati and includes all or significant parts of four counties of southwestern Ohio, six counties in northern Kentucky and two counties in southeastern Indiana. Approximately 1.5 million people lived in this region in 1990, including 656,000 households. Approximately 98% of Cincinnati Bell Telephone's network access lines are in one local access transport area ("LATA").

     Cincinnati Bell Telephone has historically focused on providing telecommunication services to a single geographic market, which has allowed it to introduce various innovative new products and services before many other incumbent local exchange carriers ("ILECs"). To solidify its reputation of being the most recognized single source, full-service communications provider in the Cincinnati metropolitan market area, Cincinnati Bell Telephone markets the following products and services, on its own or through strategic relationships with industry leaders. FUSE-SM-, an Internet access service, was launched in early 1997 by Cincinnati Bell Telephone and has grown to serve approximately 31,500 subscribers as of December 31, 1998 in the Cincinnati metropolitan market area. With this launch, Cincinnati Bell Telephone became one of the first ILECs in the nation to introduce an Internet access service for its residential and small-business customers (ZoomTown.com Inc., a newly-formed subsidiary of the Company, will offer its FUSE Internet access along with e-commerce and transactional services). Additionally, Cincinnati Bell Telephone recently began offering Digital Subscriber Line ("DSL") technology to approximately half of its subscribers. DSL uses Cincinnati Bell Telephone's existing copper telephone wiring to access data networks and the Internet to provide enhanced high-speed data communications. This technology enables a customer to stay connected to the Internet or other data networks over a dedicated portion of its telephone line while being able to make or receive telephone calls on the same line simultaneously. Cincinnati Bell Telephone serves as the exclusive sales agent for Lucent in the Cincinnati metropolitan market area providing a full service line of communications equipment to business customers. Cincinnati Bell Telephone also owns a 10 Mhz "E block" PCS license covering the Cincinnati metropolitan market area which it can use for yet-to-be-determined wireless services.

     Through its long-standing contractual relationships with AT&T, Cincinnati Bell Telephone provides services to and for AT&T in the Cincinnati metropolitan market area. As part of this relationship, Cincinnati Bell Telephone is able to leverage AT&T's size and strength to acquire and deploy technology under favorable terms.

     Cincinnati Bell Telephone's service record is among the best in the industry. Based on reports to the Federal Communications Commission ("FCC"), Cincinnati Bell Telephone receives fewer customer reports of service trouble per line than do nearly all other large U.S. telecommunications companies reporting to the FCC. In 1997 (the latest year for which information is available) Cincinnati Bell Telephone averaged only 1.18 trouble reports per 100 customer lines per month, while comparable rates for other large reporting companies ranged from 1.29 to 2.68. Additionally, Cincinnati Bell Telephone was recently awarded the second highest customer satisfaction ranking by J.D. Power and Associates as part of a comprehensive 1998 survey of 14,000 residential telephone customers of the 14 largest ILECs. In the face of increased access line growth, Cincinnati Bell Telephone has a superior record for keeping installation appointments and for completing new service orders within five days.

     As a result of previous investments, Cincinnati Bell Telephone's plant, equipment and network are modern and capable of handling new service offerings as they are developed. Of its network access lines, 97% are served by digital switches, 100% have ISDN capability and 100% have Signaling System 7 capability, which supports enhanced features such as Caller ID, Call Trace and Call Return. The network also includes more than 2,700 miles of fiber-optic cable, with eight rings of cable equipped with SONET technology linking Cincinnati's downtown and other major business centers. These SONET rings offer increased reliability and redundancy to Cincinnati Bell Telephone's major business customers.

     On December 31, 1998, Cincinnati Bell Telephone had approximately 1,033,000 network access lines in service, an increase of 2.8% or 28,000 lines from December 31, 1997. Approximately 68% of Cincinnati Bell Telephone's network access lines serve residential customers and 32% serve business customers. These residential customers are adding lines for Internet access, home offices and increased voice communications use. In 1998, additional lines accounted for more than 34% of total access lines added during the year. As of December 31, 1998, approximately 13% of Cincinnati Bell Telephone's residential customers had additional access lines. In addition, voice-grade equivalents, or VGEs, increased 40% in 1998.

     In 1998, Local Communications Services revenues consisted of local services (57% of total) and network access (25% of total), with the remainder (18%) coming from other communications services such as commissioned sales, maintenance and repair services, and billing services.

     Regulation

     Cincinnati Bell Telephone's local exchange, network access and toll telephone operations are regulated by the Public Utility Commission of Ohio ("PUCO"), the Public Service Commission of Kentucky ("PSCK") and the FCC with respect to rates, services and other matters.

     Present and future legislative and regulatory initiatives will have an impact on Cincinnati Bell Telephone and other ILECs, including the Regional Bell Operating Companies ("RBOCs") and other independent telephone companies. The extent of that impact will not be known until the initiatives are fully implemented. These initiatives are designed to encourage and accelerate the development of competition in the telecommunications industry by removing legal barriers to competition across major industry segments. Under the initiatives, companies that were historically limited to providing service within one or more of those segments, including local exchange, long distance, wireless, cable television and information services, can enter other segments to compete with the incumbent providers and other new entrants after meeting certain regulatory requirements.

     Federal - In July 1997 the U.S. Court of Appeals for the Eighth Circuit issued a decision stating that certain FCC rules governing local competition exceeded the FCC's authority under the Telecommunications Act of 1996 in several areas. On January 25, 1999, the U.S. Supreme Court overturned the U.S. Court of Appeals decision and reinstated the FCC's rules related to local competition. While the FCC now has the ability to pre-empt a state's rules when they are inconsistent with the FCC's, Ohio and Kentucky have both followed the FCC's rules in most circumstances. The "pick and choose" provision will likely move Cincinnati Bell Telephone in the future to a single set of contractual provisions for all interconnectors.

     In May 1997 the FCC adopted an order in the access charge reform proceeding. The order generally removed from minute-of-use access rates costs that are not incurred on a per minute-of-use basis. The order also adopted changes to the interstate rate structure for transport services that are designed to move the charges for these services to more cost-based levels. Cincinnati Bell Telephone and numerous other local exchange carriers ("LECs") filed appeals in the U.S. Court of Appeals for the Eighth Circuit challenging various aspects of the FCC's May 1997 order. On August 19, 1998, the Court issued a decision upholding the FCC's order. Since Cincinnati Bell Telephone had already begun complying with the FCC's order, the Court's decision is not expected to have a material impact on Cincinnati Bell Telephone's operations.

     Also in May 1997 the FCC adopted an order on the new universal service program. Several parties, including Cincinnati Bell Telephone, filed petitions for review of the order in various circuits of the U.S. Court of Appeals. U.S. Court of Appeals for the Fifth Circuit heard the case on December 1, 1998, but a decision has not yet been rendered. Given the ongoing judicial developments in this case, the Company cannot determine the full impact that its ultimate resolution may have on Cincinnati Bell Telephone's operations.

     In July 1997 Cincinnati Bell Telephone's price cap tariff filing was approved by the FCC without suspension. Cincinnati Bell Telephone and another company have filed petitions for reconsideration with the FCC to revisit the establishment of the 6.5% productivity offset. In addition, several appeals have been filed with the U.S. Court of Appeals for the D.C. Circuit regarding the order establishing the 6.5% productivity offset. At this time, the outcome of the petition for reconsideration and the appeals cannot be determined.

     On February 25, 1999, the FCC issued a Declaratory Ruling classifying dial-up traffic to Internet service providers ("ISPs") as interstate traffic.
 The FCC stated this conclusion does not in itself determine whether reciprocal compensation is due in any particular instance and that the parties should be bound by their existing interconnection agreements, as interpreted by state commissions. In addition, the FCC issued a Notice of Proposed Rulemaking, opening a proceeding which will address, on a prospective basis, if Federal rules are required to address reciprocal compensation issues for ISP traffic. In addition, on March 24, 1999, Cincinnati Bell Telephone was served with a copy of a complaint filed with the PUCO by Time Warner Telecom of Ohio, L.P. The complaint challenges Cincinnati Bell Telephone's position that dial-up calls to ISPs are not local calls for which terminating compensation is due under the parties' interconnection agreement. At this time the Company cannot determine the full impact these proceedings will have on Cincinnati Bell Telephone's operations.

     On May 12, 1998, the FCC released an order to allow telecommunications carriers to recover over a five-year period their carrier-specific costs of implementing local number portability. Local number portability allows customers to retain their local telephone numbers in the event they change local exchange carriers. Cincinnati Bell Telephone implemented local number portability in May 1998. Although the May FCC order permits such cost recovery through query charges to carriers who access Cincinnati Bell Telephone's local number portability database and through an end-user charge, a subsequent ruling by the FCC Common Carrier Bureau on December 14, 1998, narrowly defined costs that telecommunications carriers can recover through these charges. On January 13, 1999, Cincinnati Bell Telephone asked the FCC to overturn the Common Carrier Bureau's ruling and allow carriers to recover all costs for implementing local number portability. This Application for Review is still pending. Cincinnati Bell Telephone's tariff for the charges was approved by the FCC and became effective February 1, 1999, the earliest date allowed under FCC rules.

     Ohio - On March 19, 1998, Cincinnati Bell Telephone, the PUCO, the Office of Consumers Counsel and other intervenors reached a settlement for Cincinnati Bell Telephone's "Commitment 2000" alternative regulation plan application. The settlement was approved by the PUCO on April 9, 1998.
Terms of the settlement include: (i) greater pricing flexibility for most services and elimination of rate-of-return regulation; (ii) no increase in basic residential access line rates for the term of the plan; (iii) business rates set based on Cincinnati Bell Telephone's discretion and market conditions; and (iv) a 30% reduction in basic rates for qualified, low income residential customers. The term of the plan is three and one-half years but can be extended up to an additional two years at Cincinnati Bell Telephone's discretion as long as a service quality benchmark is maintained. A portion of this case remains undecided; namely, the approval of rates that Cincinnati Bell Telephone can charge competitive LECs for unbundled network elements ("UNEs"). Currently, Cincinnati Bell Telephone is charging interim rates developed in contract negotiations. A hearing concerning these rates began in March 1999.

     Kentucky - On June 29, 1998, Cincinnati Bell Telephone filed an application with the PSCK requesting a plan similar to the plan approved by the PUCO. On January 25, 1999, the PSCK issued an order in this case. The PSCK approved the alternative regulation plan with modifications, adopted an earnings sharing plan for earnings on equity above 13.5%, with customers receiving one-half of the amount above 13.5%, and ordered rate reductions of approximately $2.2 million. Residential rates will be frozen for three years.
 Cincinnati Bell Telephone filed a petition for rehearing with the PSCK on February 12, 1999. This petition for rehearing on the earnings sharing plan was granted on March 4, 1999.

DIRECTORY SERVICES

     Cincinnati Bell Directory Inc.

     Cincinnati Bell Directory Inc. ("CBD") provides Yellow Pages, other directory products and related information and advertising services to more than 1.2 million residential and business consumers. CBD recently launched new Internet advertising services designed to add value to the printed directory services it provides and to allow its customers to better target and update their advertising message. These services include the development of a community focused Internet site for directory customers, expanded audiotext services, a regional business-to-business directory and CD-ROM directory listing services. CBD continually evaluates new product offerings in both the print and electronic categories of distribution.

OTHER COMMUNICATIONS SERVICES

     Cincinnati Bell Long Distance Inc.

     Cincinnati Bell Long Distance Inc. ("CBLD") is an integrated communications provider that resells long distance telecommunications services and products as well as voice mail and paging services mainly in Ohio, Indiana, Michigan, Kentucky and Pennsylvania. CBLD is licensed, however, as a long distance provider in every state except Alaska. Its principal market focus is small- and medium-sized businesses. CBLD augments its high-quality long-distance services with calling plans, network features and enhanced calling services to create customized packages of communications services for its clients. CBLD intends to add new data communications services for business customers, including high-speed dedicated and dial-up Internet access services and other high-speed data transport using frame relay technology.

     Cincinnati Bell Supply Company

     Cincinnati Bell Supply Company ("CBS") markets telecommunications and computer equipment. Its principal market is the secondary market for used telecommunications systems, including AT&T- and Lucent-branded systems.

     Cincinnati Bell Wireless Company

     On December 31, 1998, Cincinnati Bell Wireless Company, a wholly owned subsidiary of the Company ("Cincinnati Bell Wireless"), and AT&T Wireless PCS, an indirect wholly owned subsidiary of AT&T Corp., executed a joint venture agreement to provide digital wireless communications services in the Cincinnati and Dayton metropolitan market areas. Prior to the execution of the joint venture agreement, Cincinnati Bell Wireless and AT&T PCS had been operating the digital wireless communications services business under an interim operating agreement executed in February 1998, whereby losses would be funded in the same percentages as they would be upon the joint venture formation. The Company's required funding of the losses was $27.3 million from February through December 31, 1998.

     Cincinnati Bell Wireless contributed approximately $162 million to the venture, Cincinnati Bell Wireless, LLC, an Ohio limited liability company (the "Joint Venture"), in exchange for an 80.1% membership interest. Pursuant to the joint venture agreement, the Joint Venture paid AT&T PCS approximately $162 million and issued to AT&T PCS a 19.9% membership interest in exchange for AT&T PCS's 20 Mhz partitioned PCS license for the geographic region, as well as network assets and other related assets and liabilities of the business. At December 31, 1998, the Company has recognized approximately $85 million as an estimate of the goodwill and other intangibles related to this purchase which will be amortized over a 40-year period. Since the independent valuation being performed to assess the value of assets purchased is not yet complete, a further adjustment will be required in 1999 to reflect the fair value of these assets. In addition, the purchase price will be adjusted based on the final determination of assets transferred.

     The digital wireless services offered by the Joint Venture, which are sold under the Cincinnati Bell Wireless brand name, operate on AT&T PCS's national network. The Joint Venture has contracted with AT&T Wireless Services, Inc. ("AWS"), an affiliate of AT&T PCS, for a significant number of operational services, including network management, billing, service activation, fraud detection, information technology and roaming administration services. As time goes on, the venture itself may choose to perform many of these operational services. The Joint Venture oversees the administration of the venture's day-to-day operations, which includes the marketing and sales, financial and accounting, regulatory and legal functions.

     Although it is not obligated to do so, the Company's present intention is to make (through Cincinnati Bell Wireless) additional capital contributions or loans to the Joint Venture to cover its 1999 capital purchases and operating losses. The projected capital purchase amounts have been included in the Company's estimated capital additions for 1999 (set forth on page [9] below).

     As of December 31, 1998, the joint venture had approximately 56,000 subscribers for its digital wireless communications services.

COMPETITION

     Evolving technology, the preferences of consumers, the legislative and regulatory initiatives of policymakers and the convergence of other industries with the telecommunications industry are causes for increasing competition throughout the telecommunications industry. The range of communications services, the equipment available to provide and access such services and the number of competitors offering such services continue to increase. These initiatives and developments could make it difficult for Cincinnati Bell Telephone to maintain current revenue and profit levels.

     Cincinnati Bell Telephone's competitors include other ILECs, wireless services providers, interexchange carriers, competitive local exchange carriers and others. Cincinnati Bell's name and reputation are well regarded as a result of its having provided telecommunications services to the Cincinnati metropolitan market area since 1878 and having a record of superior customer service. Thus, even though Cincinnati Bell Telephone has signed 10 interconnection agreements with competitors as of December 31, 1998, Cincinnati Bell Telephone has transferred only approximately 4,000 access lines to competitors. Cincinnati Bell Telephone does not have any information about how many potential new customers have been lost to competitors.

     Cincinnati Bell's other subsidiaries face intense competition in their markets, principally from larger companies. These subsidiaries primarily seek to differentiate themselves by leveraging the strength and recognition of the Cincinnati Bell brand name, by providing customers with superior service and by focusing on niche markets and opportunities to develop and market customized packages of services. CBD's competitors are directory services companies, newspapers and other media advertising services providers in the Cincinnati metropolitan market area. CBD now competes with its former sales representative for Yellow Pages directory customers; such competition may affect CBD's ability to grow or maintain profits and revenues. CBLD's competitors include interexchange carriers and certain local telecommunications services companies. CBS's competitors include vendors of new and used communications and computer equipment, operating regionally and across the nation. Cincinnati Bell Wireless, LLC is one of five active wireless service providers in the Cincinnati and Dayton metropolitan market areas.

YEAR 2000

     Since 1996, Cincinnati Bell has devoted significant time and resources to achieve Year 2000 compliance.

     A Steering Committee, chaired by Cincinnati Bell Telephone's Senior Vice President, Operations and composed of upper-level management personnel, sets the direction and monitors the activity of the Year-2000 Program Management Office. The Program Management Office's responsibility is to make Cincinnati Bell Telephone Year-2000 compliant and to provide oversight for the Company's other subsidiaries as they track the status of their Year-2000 projects. In addition to internal Year-2000 activities, the Program Management Office is communicating with suppliers and clients with which

Cincinnati Bell Telephone's systems interface or rely upon to determine their progress toward Year-2000 compliance.

     The Company has incurred cumulative Year-2000 expenses of $15.1 million, including $10.9 million in 1998. Year-2000 expenses for 1999 are estimated to be in the range of $5 million to $8 million.

     Cincinnati Bell Telephone's goal is to have its network, information technology ("IT") and facilities systems equipped with any required fixes, upgrades or replacements, and tested, by July 31, 1999.

     The Company's other subsidiaries hope to have their networks, IT, facilities and billing systems equipped with any required fixes, upgrades or replacements, and tested, by June 30, 1999.

     The Company has no reason to believe that the July 31, 1999, target date will not be achieved. However, because of the complexity of the Year-2000 problem, there can be no guarantee that the Company will achieve complete Year-2000 compliance by those dates or before January 1, 2000.

     To minimize the disruption to its operations that may result from a variety of occurrences, the Company is developing a well-defined and executable Year-2000 contingency plan and enhancing its business continuity plans to ensure reasonable preparedness for any Year-2000 issues that might arise. These plans are scheduled for testing in September. Although the Company anticipates minimal business disruption as a result of the century change, if the Company were to be unsuccessful in readying its software and systems for the Year 2000 or preparing adequate plans to avoid business interruption that could result from the century change, this would have a material adverse impact on the Company. This material adverse effect could include a disruption to the provision of services to its customers, which could result in lost revenues, the incurrence of material contractual penalties and damaged customer relationships.

     The failure of one of the Company's significant customers to modify its systems for the Year 2000 successfully or to provide the appropriate business continuity planning also could have an adverse impact on the Company as the Company is, to a certain extent, dependent on the success of its customers.

     The Company's success in becoming Year-2000 compliant largely depends on the Company's vendors and business partners being Year-2000 compliant. The Program Management Office is working diligently with the Company's vendors and business partners to assure itself, to the extent possible, that the vendors and business partners are taking the necessary steps to become Year-2000 compliant. To the extent that any of the Company's vendors or business partners experience Year-2000 technology difficulties which materially affect their businesses, such difficulties could have a material adverse effect on the Company's business, results of operations and financial condition.

CAPITAL ADDITIONS

     The Company continues to make expenditures for construction of telephone plant and investments in its existing subsidiaries and new businesses. As a result of these expenditures, the Company expects to be able to introduce new products and services, respond to competitive challenges and increase its operating efficiency and productivity.

     The following is a summary of capital additions for the years 1994 through 1998:

                              Dollars in Millions
--------------------------------------------------------------------------------

                                  Investments in
           Telephone Plant     Existing Subsidiaries         Total Capital
            Construction         and New Businesses            Additions
            ------------         ------------------            ---------
1998          $  136.3               $  172.9                  $  309.2
1997          $  141.1               $   23.2                  $  164.3
1996          $  101.4               $    4.9                  $  106.3
1995          $   90.3               $    2.5                  $   92.8
1994          $  112.8               $   11.5                  $  124.3

     The total investment in telephone plant increased from approximately $1,431 million at December 31, 1993, to approximately $1,739 million at December 31, 1998, after giving effect to retirements but before deducting accumulated depreciation at either date.

     Capital additions for 1999, including software required to be capitalized pursuant to AICPA Statement of Position 98-1, are estimated to be $190 million. The estimated amount of capital additions does not include any acquisitions that may occur in 1999.

EMPLOYEES

     At December 31, 1998, the Company and its subsidiaries had approximately 3,500 employees. CBT had approximately 2,000 employees covered under a collective bargaining agreement with the Communications Workers of America, which is affiliated with the AFL-CIO. The collective bargaining agreement expires in May 1999. Negotiations with representatives of the CWA to renew the agreement have begun, and the outcome cannot be determined at this time.

BUSINESS SEGMENT INFORMATION

     The amounts of revenues, operating income, assets, capital additions, depreciation and amortization attributable to each of the business segments of the Company for the year ended December 31, 1998, are set forth in the table relating to business segment information in Note 9 of the Notes to Financial Statements in the Company's annual report to security holders, and such table is incorporated herein by reference.

 ITEM 2.  PROPERTIES

     The property of the Company is principally telephone plant which does not lend itself to description by character and location of principal units. Other property of the Company is principally computer equipment and associated operating system software, furniture and fixtures, and assets acquired as part of the Company's investment in the wireless venture with AT&T PCS (most of the Company's property is located in southwestern Ohio and northern Kentucky).

     The gross investment in telephone plant and other property, in millions of dollars, at December 31, 1998 was as follows:

Telephone Plant
    Land, buildings and leasehold improvement             $   196.4
    Central office equipment                                  720.9
    Connecting lines (not on customer premises)               689.3
    Station equipment                                          32.0
    Furniture, fixtures, vehicles and other                    88.0
    Telephone plant under construction                         12.5
                                                          ---------
            Total telephone plant                           1,739.1
                                                          ---------
Other Property

     Other subsidiaries                                       134.0
                                                          ---------
            Total other property                              134.0
                                                          ---------

            Total                                         $ 1,873.1
                                                          ---------
                                                          ---------

     Substantially all of the central office switching stations are located in buildings owned by CBT situated on land which it owns. Some CBT business and administrative offices are located in rented facilities, some of which are treated as capitalized leases and included in the "Furniture, fixtures, vehicles and other" caption above. Facilities leased as part of an operating lease arrangement are expensed as incurred and are not included in the above totals.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                 EXECUTIVE OFFICERS OF THE REGISTRANT (DURING 1998)

     The names, ages and positions of the executive officers of the Company are as follows:

        Name                                  Age                      Title
        ----                                  ---                      -----
                                         (as of 12/31/98)
Charles S. Mechem, Jr. (a,b, c)               67                Chairman of the Board

James D. Kiggen (c)                           66                Chairman of the Board

John T. LaMacchia (a,b, d)                    56                President and Chief
                                                                Executive Officer

James F. Orr (a,b, c)                         52                Chief Operating Officer

Richard G. Ellenberger (a)(e)                 45                Chief Operating Officer of the company and
                                                                President and Chief Executive Officer of
                                                                CBT

William D. Baskett III (c)                    58                General Counsel and Secretary

Brian C. Henry (c)                            41                Executive Vice President and Chief
                                                                Financial Officer

Robert J. Marino (c)                          50                President and Chief Executive Officer of
                                                                Convergys Information Management Group Inc.
                                                                (formerly known as Cincinnati Bell
                                                                Information Systems Inc. ("CBIS"))

David F. Dougherty (c)                        41                President and Chief Executive Officer of
                                                                Convergys Customer Management Group Inc.
                                                                (formerly known as MATRIXX Marketing Inc.
                                                                ("MATRIXX"))

Kevin W. Mooney (c)                           40                Chief Financial Officer

Thomas E. Taylor (c)                          52                General Counsel and Secretary

------------------------------

(a)  Member of the Board of Directors

(b)  Member of the Executive Committee

(c) Following the initial public offering of approximately 10% of the outstanding shares of Convergys Corporation, effective September 1, 1998, Mr. Orr became President and Chief Executive Officer of Convergys and ceased to be the Chief Operating Officer of the Company, Mr. Baskett became General Counsel and Secretary of Convergys and ceased to be General Counsel and Secretary of the Company, Mr. Henry became Chief Operating Officer of Convergys Information Management Group Inc. and ceased to be Executive Vice President and Chief Financial Officer of the Company. Also effective September 1, 1998, Mr. Mooney became Chief Financial Officer of the Company and Mr. Taylor became General Counsel and Secretary of the Company. In conjunction with the completion of the spin-off of Convergys on December 31, 1998, Mr. Mechem became Chairman of the Board of Convergys and ceased to be Chairman of the Board of the Company, and Mr. Kiggen was elected Chairman of the Board replacing Mr. Mechem.

(d) Effective February 28, 1999, Mr. LaMacchia resigned as President and Chief Executive Officer of the Company but will continue to serve as a Director of the Company.

(e) Effective September 1, 1998, Mr. Ellenberger became Chief Operating Officer of the Company and, effective March 1, 1999, upon Mr. LaMacchia's resignation, Mr. Ellenberger became President and Chief Executive Officer of the Company.

Officers are elected annually but are removable at the discretion of the Board of Directors.

CHARLES S. MECHEM, JR., Chairman of the Board of the Company, 1996; Commissioner Emeritus, Ladies Professional Golf Association ("LPGA"); Commissioner of the LPGA, 1991-1995; Chairman of The United States Shoe Corporation, 1993-1995; Director of AGCO, Mead Corporation, Ohio National Life Insurance Company, J.M. Smucker Company, Firstar Corporation and its subsidiary, Firstar Bank, N.A.

JAMES D. KIGGEN, Chairman of the Board of the Company since January 1, 1999; Chairman of the Board of Xtek, Inc. since 1985; Chief Executive Officer of Xtek, Inc., 1985-1988; President of Xtek, Inc., 1985-1995. Director of Fifth Third Bancorp and its subsidiary, The Fifth Third Bank and The United States Playing Card Company.

JOHN T. LAMACCHIA, President and Chief Executive Officer of the Company, 1993 - February 28, 1999; President of the Company, 1988 - 1998; Chairman of CBT, 1993
- 1998; Chief Operating Officer of the Company, 1988-1993; Chairman of CBIS, 1988-1996. Director of The Kroger Company and Burlington Resources Inc.

JAMES F. ORR, Chief Operating Officer of the Company and Chairman of CBIS, 1996
- August 31, 1998; Chairman of MATRIXX, 1997 - August 31, 1998; Executive Vice President of the Company and President and Chief Executive Officer of CBIS, 1995-1996; Chief Operating Officer of CBIS, 1994; President and Chief Executive Officer of MATRIXX 1993-1994.

RICHARD G. ELLENBERGER, President and Chief Executive Officer of the Company since March 1, 1999; Chief Operating Officer of the Company since September 1, 1998; President and Chief Executive Officer of CBT since June, 1997; Chief Executive Officer of XLConnect, 1996-1997; President, Business Services of MCI Telecommunications, 1995-1996; Senior Vice President, Worldwide Sales of MCI Telecommunications, 1994-1995; Senior Vice President, Branch Operations of MCI Telecommunications, 1993-1994; Vice President, Southeast Region of MCI Telecommunications, 1992-1993; Chief Operating Officer of Entrade Corporation, 1990-1992.

WILLIAM D. BASKETT III, General Counsel and Chief Legal Officer of the Company, 1993 - August 31, 1998; Secretary of the Company, 1997 - August 31, 1998; Partner of Frost & Jacobs LLP, 1970-1997.

BRIAN C. HENRY, Executive Vice President and Chief Financial Officer of the Company, 1993 - August 31, 1998; Chief Operating Officer of CBIS, 1998 - August 31, 1998. Vice President and Chief Financial Officer of Mentor Graphics, 1986-1992.

ROBERT J. MARINO, President and Chief Executive Officer of CBIS, 1996 - August 31, 1998; Chief Operating Officer of CBIS, 1995 - 1996; President - Northeast Region of Nextel, 1993 - 1995; President of Houston Cellular Telephone Company, 1990 - 1993.

DAVID F. DOUGHERTY, President and Chief Executive Officer of MATRIXX, 1995 - August 31, 1999; Senior Vice President and Chief Operating Officer U.S. Operations, 1993-1994; President of the Consumer Division, 1991-1992.

KEVIN W. MOONEY, Chief Financial Officer of the Company since September 1, 1998; Senior Vice President and Chief Financial Officer of CBT since January 1998; Vice President and Controller of the Company, September, 1996 to January, 1998; Vice President of Financial Planning and Analysis of the Company, January, 1994 to September, 1996; Director of Financial Planning and Analysis of the Company, 1990-1994.

THOMAS E. TAYLOR, General Counsel and Secretary of the Company since September 1, 1998; Senior Vice President and General Counsel of CBT since August 1, 1996; prior to August 1, 1996, partner of Frost & Jacobs LLP.

                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

     Cincinnati Bell Inc. (symbol: CSN) common shares are listed on the New York Stock Exchange and on the Cincinnati Stock Exchange. As of February 26, 1999, there were approximately 24,156 holders of record of the 137,357,138 outstanding common shares of the Company. The high and low sales prices* and dividends declared per common share each quarter for the last two fiscal years are listed below:

Quarter                               1st             2nd             3rd             4th
-----------------------------------------------------------------------------------------------
 1998         High                    $  36 5/16      $  38 5/8       $  33 3/16      $  38 1/8
              Low                     $  30 1/8       $  28 1/2       $  22 1/2       $  20 7/8
              Dividend Declared       $  .10          $  .10          $  .10          $  .10

 1997         High                    $  33 3/4       $  33 1/4       $  32 1/4       $  31 1/8
              Low                     $  28 1/4       $  26 1/16      $  23 1/16      $  25 3/8
              Dividend Declared       $  .10          $  .10          $  .10          $  .10

-------------------------

*Prices are before the spin-off of Convergys Corporation. Company shares began trading on a post-spin-off basis on January 4, 1999.

ITEMS 6 THROUGH 8.

     The Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures about Market Risk and Financial Statements and Supplementary Data required by these items are included in the registrant's annual report to security holders for the fiscal year ended December 31, 1998, included in
Exhibit 13 and are incorporated herein by reference pursuant to General Instruction G(2).

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

     The other information required by these items is included in the registrant's definitive proxy statement dated March 24, 1999
[in the first paragraph on page 2, the accompanying notes on page 2 and the Section 16 (a) paragraph on page 2, the information under "Election of Directors" on pages 6 and 7, the information under "Share Ownership of Directors and Officers" on page 5, the information under "Executive Compensation" on page 12 through 17.] The foregoing is incorporated herein by reference pursuant to General Instruction G(3).

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:                            Page
                                                                        ----

     (1)  Consolidated Financial Statements:

          Report of Management                                             *

          Report of Independent Accountants                                *

          Consolidated Statements of Income and Comprehensive Income       *

          Consolidated Balance Sheets                                      *

          Consolidated Statements of Cash Flows                            *

          Consolidated Statements of Common Shareowners' Equity            *

          Notes to Financial Statements                                    *

     (2)  Financial Statement Schedules:

          Report of Independent Accountants on Financial Statement
          Schedule                                                         23

          II  - Valuation and Qualifying Accounts                          24

     Financial statements and financial statement schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

* Incorporated herein by reference to the appropriate portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1998. (See Part II)

     (3)  Exhibits

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

(4)(b) Rights Agreement dated April 29, 1997 between the Company and The Fifth Third Bank, Rights Agent.

4(c)(i) Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell, Inc. 71/4% Notes Due June 15, 2023. Exhibit 4-A to Form 8-K, date of report July 12, 1993, File No. 1-8519.

(4)(c)(ii) Indenture dated August 1, 1962, between Cincinnati Bell Telephone Company and Bank of New York, Trustee (formerly, The Central Trust Company was trustee), in connection with $20,000,000 of Cincinnati Bell Telephone Company Forty Year 4-3/8% Debentures, Due August 1, 2002. (Exhibit 4(c)(iii) to Form 10-K for 1992, File No. 1-8519).

(4)(c)(iii) Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report October 27, 1993, File No. 1-8519).

4(c)(iv) Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4-A to Form 8-K, date of report November 30, 1998, File No. 1-8519).

(4)(c)(v) No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(i)(1) Plan of Reorganization and Distribution Agreement by and between the Company and Convergys Corporation, dated as of July 20, 1998.

(10)(i)(2) Services Agreement by and between the Company and Convergys Corporation, dated as of July 20, 1998.

(10)(i)(3) Tax Separation and Allocation Agreement between the Company and Convergys Corporation, dated as of July 20, 1998.

(10)(i)(4) Benefits Agreement between the Company and Convergys Corporation, dated October 14, 1998.

(10)(iii)(A)(1)*      Short Term Incentive Plan of Cincinnati Bell Inc., as
                      amended January 1, 1995.  (Exhibit (10)(iii)(A)(1)(i) to
                      Form 10-K for 1995, File No. 1-8519).

(10)(iii)(A)(2)*      Cincinnati Bell Inc. Deferred Compensation Plan for
                      Outside Directors, as amended and restated effective
                      February 1, 1999.

(10)(iii)(A)(3)(i)*   Cincinnati Bell Inc. Pension Program, as amended
                      effective November 4, 1991. (Exhibit (10)(iii)(A)(4)(ii) to Form 10-K for 1994, File No. 1-8519).

(10)(iii)(A)(3)(ii)*  Cincinnati Bell Pension Program, as amended and restated
                      effective March 3, 1997. (Exhibit (10)(iii)(A)(3)(ii) to Form 10-K for 1997 File No. 1-8519).

(10)(iii)(A)(4)(i)*   Executive Employment Agreement dated December 1, 1987,
                      between the Company and John T. LaMacchia.  (Exhibit
                      (10)(iii)(A)(10) to Form 10-K for 1987, File No. 1-8519).

10(iii)(A)(4)(ii)*    Employment Agreement dated January 1, 1999 between the
                      Company and John T. LaMacchia.

(10)(iii)(A)(5)(i)*   Employment Agreement dated October 1, 1995, between
                      Cincinnati Bell Information Systems Inc. and Robert J.
                      Marino.  (Exhibit (10)(iii)(A)(7) to Form 10-K for 1996,
                      File No. 1-8519).

(10)(iii)(A)(5)(ii)*  Employment Agreement between Convergys Corporation and
                      Robert J. Marino and December 16, 1998 Amendment to Employment Agreement.

(10)(iii)(A)(6)(i)*   Employment Agreement dated as of January 1, 1995, between
                      the Company and David F. Dougherty. (Exhibit
                      (10)(iii)(A)(11) to Form 10-K for 1995, File No. 1-8519).

(10)(iii)(A)(6)(ii)*  Amendment to Employment Agreement dated as of January 1,
                      1995, between the Company and David F. Dougherty. (Exhibit (10)(iii)(A)(12) to Form 10-K for 1995, File No. 1-8519).

(10)(iii)(A)(6)(iii)* Employment Agreement between Convergys Corporation and
                      David F. Dougherty and December 16, 1998 Amendment to Employment Agreement.

(10)(iii)(A)(7)*      Executive Employment Agreement dated as of March 29,
                      1993, between the Company and Brian C. Henry.  (Exhibit
                      (10)(iii)(A)(14) to Form 10-K for 1993, File No. 1-8519).

(10)(iii)(A)(8)(i)*   Employment Agreement dated as of August 19, 1994, between
                      the Company and James F. Orr.  (Exhibit
                      (10)(iii)(A)(17)(i) to Form 10-K for 1994, File No.
                      1-8519).

(10)(iii)(A)(8)(ii)*  Amendment to Employment Agreement dated as of October 31,
                      1994, between the Company and James F. Orr.  (Exhibit
                      (10)(iii)(A)(17)(ii) to Form 10-K for 1994, File No.
                      1-8519).

(10)(iii)(A)(8)(iii)* Employment Agreement between Convergys Corporation and
                      James F. Orr and December 16, 1998 Amendment to Employment Agreement.

(10)(iii)(A)(9)*      Employment Agreement dated January 1, 1999 between the
                      Company and Richard G. Ellenberger.

(10)(iii)(A)(10)(i)*  Employment Agreement, dated January 1, 1998, between the
                      Company and William D. Baskett III.  (Exhibit
                      (10)(iii)(A)(12) to Form 10-K for 1997, File No. 1-8519).

(10)(iii)(A)(10)(ii)* Employment Agreement between Convergys Corporation and
                      William D. Baskett III. and December 16, 1998 Amendment to Employment Agreement.

(10)(iii)(A)(11)*     Employment Agreement effective January 1, 1999 between
                      the Company and Kevin W. Mooney.

(10)(iii)(A)(12)*     Employment Agreement dated January 1, 1999 between the
                      Company and Thomas E. Taylor.

(10)(iii)(A)(13)*     Cincinnati Bell Inc. Executive Deferred Compensation
                      Plan, as amended and restated effective October 25, 1998.

(10)(iii)(A)(14)*     Cincinnati Bell Inc. 1997 Long Term Incentive Plan.
                      (Exhibit (10)(iii)(A)(14)(iii) to Form 10-K for 1997, file No. 1-8519).

(10)(iii)(A)(15)*     Cincinnati Bell Inc. 1997 Stock Option Plan for
                      Non-Employee Directors, as revised and restated effective
                      February 1, 1999.

(10)(iii)(A)(16)*     Cincinnati Bell Inc. 1989 Stock Option Plan.  (Exhibit
                      (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(17)(i)*  MATRIXX Marketing Inc. Executive Deferred Compensation
                      Plan. (Exhibit (10)(iii)(A)(21) to Form 10-K for 1996, File No. 1-8519).

(10(iii)(A)(17)(ii)*  Amendment to MATRIXX Marketing Inc. Executive Deferred
                      Compensation Plan (effective May 1, 1994).  (Exhibit
                      (10)(iii)(A)(21)(i) to Form 10-K for 1996, File No.
                      1-8519).

(10)(iii)(A)(17)(iii)*Amendment to MATRIXX Marketing Inc. Executive Deferred
                      Compensation Plan (effective May 4, 1996).  (Exhibit
                      (10)(iii)(A)(21)(ii) to Form 10-K for 1996, File No.
                      1-8519).

(12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

(13) Portions of the Cincinnati Bell Inc. annual report to security holders for the fiscal year ended December 31, 1998, as incorporated by reference including the Selected Financial Data, Report of Management, Report of Independent Accountants, Management's Discussion and Analysis and Consolidated Financial Statements.

(21)                  Subsidiaries of the Registrant.

(23)                  Consent of Independent Accountants.

(24)                  Powers of Attorney.

(27.1, 27.2, 27.3)    Financial Data Schedules.

---------------

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

     The Company will furnish, without charge, to a security holder upon request, a copy of the documents, portions of which are incorporated by reference (Annual Report to security holders and proxy statement), and will furnish any other exhibit at cost.

(b)  Reports on Form 8-K.

     (1) Form 8-K, date of report October 13, 1998, concerning certain information about the Company and Cincinnati Bell Telephone Company.

     (2) Form 8-K, date of report November 19, 1998, reporting matters related to the Convergys Spin-Off and Mr. Ellenberger's election as a director of the Company.

     (3) Form 8-K, date of report November 30, 1998, reporting that Cincinnati Bell Telephone Company consummated the sale of $150,000,000 of its Guaranteed 6.30% Debentures due 2028.

     (4) Form 8-K, date of report December 31, 1998, reporting that the Company had completed the spin-off of Convergys Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CINCINNATI BELL INC.

March 29, 1999                                By: /s/ Kevin W. Mooney
                                                  --------------------------
                                                  Kevin W. Mooney
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                               Title                              Date
---------                               -----                              ----

                                        Principal Executive Officer;
RICHARD G. ELLENBERGER*                 President, Chief Executive
------------------------------          Officer and Director
Richard G. Ellenberger

                                        Principal Accounting and
                                        Financial Officer;
KEVIN W. MOONEY*                        Chief Financial Officer
------------------------------
Kevin W. Mooney

PHILLIP R. COX*                         Director
------------------------------
Phillip R. Cox

WILLIAM A. FRIEDLANDER*                 Director
------------------------------
William A. Friedlander

KAREN M. HOGUET*                        Director
------------------------------
Karen M. Hoguet

ROBERT P. HUMMEL, M.D.*                 Director
------------------------------
Robert P. Hummel, M.D.

JAMES D. KIGGEN*                        Chairman of the Board and Director
------------------------------
James D. Kiggen

JOHN T. LAMACCHIA*                      Director
------------------------------
John t. LaMacchia

MARY D. NELSON*                         Director
------------------------------
Mary D. Nelson

DAVID B. SHARROCK*                      Director
------------------------------
David B. Sharrock

*By:  /s/ Kevin W. Mooney                                         March 29, 1999
      ------------------
      Kevin W. Mooney
      as attorney-in-fact and on his behalf
      as Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTS

To the Shareowners of
       Cincinnati Bell Inc.

Our report on the consolidated financial statements of Cincinnati Bell Inc. has been incorporated by reference in this Form 10-K from page 29 of the 1998 annual report of Cincinnati Bell Inc. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule on page 24 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Cincinnati, Ohio
March 29, 1999

                                                                    Schedule II
                              CINCINNATI BELL INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (Millions of Dollars)

------------------------------------------------------------------------------------------------------------------------------

           COL. A                      COL. B                          COL. C                      COL. D            COL. E
------------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                        --------------------------------
                                                            (1)                  (2)
                                      Balance at                                Charged                             Balance
                                       Beginning         Charged to             to Other                             at End
Allowance for Doubtful Accounts        of Period           Expenses             Accounts         Deductions        of Period
------------------------------------------------------------------------------------------------------------------------------
Year 1998.........................       $ 9.1               $18.1                $11.0(a)           $26.2(b)           $12.0
Year 1997.........................       $ 6.1               $12.2                $ 5.5(a)           $14.7(b)           $ 9.1
Year 1996.........................       $ 4.4               $ 7.3                $ 7.8(a)           $13.4(b)           $ 6.1


(a) Primarily includes amounts previously written off which were credited directly to this account when recovered and an allocation of the purchase price for receivables purchased from Interexchange Carriers.

(b) Primarily includes amounts written off as uncollectible.

-----------


                                                                     Additions
                                                        --------------------------------
                                                            (1)                  (2)
                                      Balance at                                Charged                             Balance
Reserves Related to 1995               Beginning         Charged to             to Other                             at End
Business Restructuring                of Period           Expenses             Accounts         Deductions        of Period
------------------------------------------------------------------------------------------------------------------------------
Year 1998.........................       $ 5.3               $ --                 $ --               $ 4.8              $  .5
Year 1997.........................       $ 8.7               $ --                 $ --               $ 3.4              $ 5.3
Year 1996.........................       $15,2               $ --                 $ --               $ 6.5              $ 8.7
