Form 10-Q
period 1999-03-31
CINCINNATI BELL INC /OH/
filed 1999-05-14
CIK 716133

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

              __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______ to  ______.


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
                                                  ----   ----

At April 30, 1999, 137,627,789 Common Shares were outstanding.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                         PART I - FINANCIAL INFORMATION

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 (Millions of Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                                                                     Three Months
                                                                                    Ended March 31,
                                                                               ------------------------
                                                                                  1999           1998
                                                                               ---------      ---------
Revenues...................................................................      $ 242.2        $ 216.5
                                                                               ---------      ---------
Costs and Expenses
  Cost of providing services and products sold.............................        107.1           88.8
  Selling, general and administrative......................................         55.1           52.4
  Depreciation and amortization............................................         32.3           26.8
  Year 2000 programming costs..............................................          2.4            2.9
  Mandated telecommunications costs........................................            -            4.4
                                                                               ---------      ---------
    Total Costs and Expenses...............................................        196.9          175.3
                                                                               ---------      ---------
Operating Income...........................................................         45.3           41.2
Wireless Venture Loss......................................................            -            1.7
Minority Interest .........................................................         (2.3)             -
Other Expense, Net.........................................................            -             .7
Interest Expense...........................................................          8.7            4.4
                                                                               ---------      ---------
Income From Continuing Operations Before Income Taxes......................         38.9           34.4
Income Taxes...............................................................         14.2           11.9
                                                                               ---------      ---------
Income From Continuing Operations..........................................         24.7           22.5
Discontinued Operations, Net of Taxes......................................            -             .3
                                                                               ---------      ---------
Net Income.................................................................      $  24.7       $   22.8
                                                                               ---------      ---------
                                                                               ---------      ---------
Other comprehensive income, net of tax:
  Pension liability adjustment.............................................            -              -
                                                                               ---------      ---------
   Total other comprehensive income........................................            -              -
                                                                               ---------      ---------
Comprehensive income.......................................................    $    24.7      $    22.8
                                                                               ---------      ---------
                                                                               ---------      ---------
Earnings Per Common Share
  Basic ...................................................................    $     .18      $     .17
  Diluted .................................................................    $     .18      $     .16
Dividends Declared Per Common Share........................................    $     .10      $     .10
Average Common Shares Used for Earnings Per Share Calculations (000)
  Basic....................................................................        136.4          135.8
  Diluted..................................................................        140.1          138.4
Retained Earnings
  Beginning of Period (a)..................................................    $      -          $221.9
  Net Income...............................................................        24.7            22.8
  Common Share Dividends Declared..........................................       (13.7)          (13.7)
  Other....................................................................          .2            (1.2)
                                                                               ---------      ---------
  End of Period............................................................    $    11.2      $   229.8
                                                                               ---------      ---------
                                                                               ---------      ---------
Accumulated other comprehensive income:
  Beginning of Period......................................................    $   (6.7)      $    (8.1)
  Pension liability adjustment.............................................            -              -
                                                                               ---------      ---------
  End of period............................................................    $   (6.7)       $   (8.1)
                                                                               ---------      ---------
                                                                               ---------      ---------

See Notes to Financial Statements.

(a) See Note 2.

Form 10-Q Part I                                            Cincinnati Bell Inc.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)

                                                                            (Unaudited)
                                                                             March 31,       December 31,
                                                                               1999              1998
                                                                           ------------      ------------
ASSETS
Current Assets
  Cash and cash equivalents...........................................     $        7.7      $       10.1
  Receivables, less allowances of $15.0 and $12.0.....................            135.4             138.0
  Material and supplies...............................................             19.1              16.9
  Deferred income taxes...............................................             17.8              13.8
  Prepaid expenses and other current assets...........................             21.2              18.6
                                                                           ------------      ------------
          Total current assets........................................            201.2             197.4
Property, plant and equipment - net...................................            706.6             698.2
Goodwill and other intangibles........................................            107.6             103.3
Deferred charges and other assets.....................................             57.7              42.1
                                                                           ------------      ------------
Total Assets..........................................................     $    1,073.1      $    1,041.0
                                                                           ------------      ------------
                                                                           ------------      ------------
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
  Debt maturing in one year...........................................     $      190.3      $      186.2
  Accounts payable and accrued liabilities............................            128.8             133.5
  Accrued taxes.......................................................             43.4              40.6
  Advance billing and customers' deposits.............................             25.4              26.8
  Other current liabilities...........................................             21.8              18.2
                                                                           ------------      ------------
          Total current liabilities...................................            409.7             405.3
Long-term debt........................................................            366.5             366.8
Deferred income taxes.................................................             31.1              15.3
Other postretirement benefits.........................................             46.8              47.5
Other long-term liabilities...........................................             57.5              64.0
                                                                           ------------      ------------
          Total liabilities...........................................            911.6             898.9
                                                                           ------------      ------------
Shareowners' Equity
  Preferred shares-no par value; 5,000,000 shares authorized;
     no shares issued and outstanding.................................                -                 -
  Common shares-$1 par value; 480,000,000 shares authorized;
     137,512,361 and 136,452,719 shares issued and outstanding........            137.5             136.4
  Additional paid-in capital..........................................             19.5              12.4
  Retained earnings...................................................             11.2                 -
  Accumulated other comprehensive income (loss).......................             (6.7)             (6.7)
                                                                           ------------      ------------
          Total shareowners' equity...................................            161.5             142.1
                                                                           ------------      ------------
Total Liabilities and Shareowners' Equity.............................     $    1,073.1      $    1,041.0
                                                                           ------------      ------------
                                                                           ------------      ------------

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                    ---------------------
                                                                                       1999         1998
                                                                                    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................................... $   24.7     $   22.8
Less: income from discontinued operations, net of taxes............................        -        (  .3)
                                                                                    ---------    --------
Net income from continuing operations..............................................     24.7         22.5
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization...................................................     32.3         26.8
   Provision for loss on receivables...............................................      3.7          2.7
Changes in assets and liabilities net of effects from acquisitions and disposals:
   Decrease (increase) in receivables..............................................     (1.1)        (2.2)
   Decrease (increase) in other current assets.....................................      4.8          2.7
   Increase (decrease) in accounts payable and accrued liabilities.................    (16.5)        (3.5)
   Increase (decrease) in other current liabilities................................      5.0          9.2
   Increase (decrease) in deferred income taxes and unamortized
    investment tax credits.........................................................       .1           .3
   Decrease (increase) in other assets and liabilities-net.........................    (12.3)        13.2
                                                                                    ---------    --------
     Net cash provided by operating activities.....................................     40.7         71.7
                                                                                    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures-telephone plant............................................    (28.1)       (39.1)
   Capital expenditures-other......................................................     (9.0)        (1.2)
                                                                                    ---------    --------
     Net cash used in investing activities.........................................    (37.1)       (40.3)
                                                                                    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in short-term debt......................................      4.1        (13.3)
   Repayment of long-term debt.....................................................    (  .3)       (  .2)
   Issuance of common shares.......................................................      3.9           .8
   Dividends paid..................................................................    (13.7)       (13.6)
                                                                                    ---------    --------
     Net cash provided by (used in) financing activities...........................     (6.0)       (26.3)
                                                                                    ---------    --------
     Net cash provided by (used in) discontinued operations........................        -         (1.2)
                                                                                    ---------    --------
Net increase in cash and cash equivalents..........................................     (2.4)         3.9
Cash and cash equivalents at beginning of period...................................     10.1          7.8
                                                                                    ---------    --------
Cash and cash equivalents at end of period......................................... $    7.7     $   11.7
                                                                                    ---------    --------
                                                                                    ---------    --------
Cash paid for:
  Interest (net of amount capitalized)............................................. $    3.6     $    7.2
  Income taxes..................................................................... $    6.4     $    3.2

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


(1) BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Cincinnati Bell Inc. and its wholly owned subsidiaries (the Company). The Company is a diversified communications company with principal businesses in four industry segments; Local Communications Services, Directory Services, Wireless Services and Other Communications Services.

         The Local Communications Services segment, comprising Cincinnati Bell Telephone and ZoomTown.com, provides local service, network access, long distance, data networking and transport, payphone services, sales and installation of communications equipment, dial-up Internet access, and other ancillary telecommunications services.

         The Directory Services segment comprises the operations of the Company's Cincinnati Bell Directory subsidiary, which publishes a Yellow Pages directory and sells directory advertising and informational services primarily to business customers in southwestern Ohio, northern Kentucky, and southeastern Indiana.

         The Wireless Services segment holds the Company's Cincinnati Bell Wireless subsidiary (an 80%-owned venture with AT&T Wireless PCS, Inc.) which provides advanced digital personal communications and sales of related communications equipment to both business and residential customers in its Greater Cincinnati and Dayton, Ohio operating areas.

         The Other Communications Services segment holds the Company's Cincinnati Bell Long Distance (CBLD), Cincinnati Bell Supply (CBS), and EnterpriseWise IT Consulting (EnterpriseWise) subsidiaries. CBLD resells long distance and Internet access services and provides data services and products to small- and medium-sized business customers mainly in a five-state Midwestern area, CBS resells telecommunications and computer equipment in the secondary market, and EnterpriseWise provides network integration and consulting services.

         The consolidated financial statements of Cincinnati Bell Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Notes 2 and 3. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The December 31, 1998 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.


(2) SPIN-OFF OF CONVERGYS CORPORATION - In May 1998, the Company formed a new subsidiary, Convergys Corporation, to hold its former billing and customer management businesses. On December 31, 1998, the Company completed a tax-free spin-off by distributing one share of Convergys stock for each share of Company stock owned by Company shareholders of record on December 1, 1998. Accordingly, the Company now has no ownership interest in Convergys.

         The consolidated financial results for 1998 reflect the disposition of Convergys and its subsidiaries as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Convergys have been reported through March 31, 1998 as "Income from Discontinued Operations, Net of Taxes", or "Net Assets of Discontinued Operations", or "Net Cash Provided by Discontinued Operations".

         As shown on the Condensed Consolidated Statements of Income and Retained Earnings, the beginning-of-period Retained Earnings balance for the three months ended March 31, 1998 contains amounts that were spun-off to Convergys Corporation at December 31, 1998. For further discussion, see Note 3 to the Company's 1998 annual report (incorporated by reference in the Company's Form 10-K for the fiscal year ended December 31, 1998).

(3) ACQUISITIONS - On January 1, 1999, the Company began to include the results of its Cincinnati Bell Wireless subsidiary in its operating results, based upon the acquisition of an 80% interest in a PCS wireless business that was consummated on December 31, 1998. Of the $173 million purchase price,

         $162 million was booked on December 31, 1998, with an additional $11 million adjustment recorded in the first quarter of 1999. At March 31, 1999, the Company has recorded approximately $89 million of goodwill and other intangibles that will be amortized over a period ranging from 20 to 40 years. Since the independent valuation being performed to assess the value of assets purchased is not yet complete, a further adjustment will be required in 1999 to reflect the fair value of these assets.

         In October 1998, the Company acquired KSM Consulting, a software solutions company (now part of a newly created subsidiary named EnterpriseWise IT Consulting LLC). The purchase price was approximately $3.9 million and was accounted for by the purchase method of accounting. The goodwill recorded for this acquisition was approximately $3.0 million, and will be amortized over a 10-year period.


 (4) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                                  ---------------------
         Millions of Dollars                                                       1999           1998
         -------------------                                                      -------       -------
         Revenues.......................................................          $ 181.6       $ 175.3

         Costs and Expenses.............................................            135.7         141.4
                                                                                  -------       -------

         Operating Income...............................................          $  45.9       $  33.9

         Net Income.....................................................          $  26.6       $  19.0


         Results for the three months ended March 31, 1998 include $4.4 million of regulator-mandated telecommunications costs for the local number portability initiative that allows customers to maintain their telephone numbers when they switch local service providers. CBT began a recovery of these costs through a surcharge that began in February, 1999. Additionally, results for the three months ended March 31, 1999 and 1998 include $2.4 million and $2.9 million, respectively, of Year-2000 programming costs. These mandated telecommunications and Year 2000 programming costs decreased net income by $1.6 million and $4.7 million for the three months ended March 31, 1999 and 1998, respectively.

                                                                                          March 31,      December 31,
         Millions of Dollars                                                                1999             1998
         -------------------                                                             ----------       ----------
         Current Assets............................................................      $    162.9       $    151.6
         Telephone Plant-Net.......................................................           579.4            580.8
         Other Noncurrent Assets...................................................            20.1             17.1
                                                                                         ----------       ----------
         Total Assets..............................................................      $    762.4        $   749.5
                                                                                         ----------       ----------
                                                                                         ----------       ----------
         Current Liabilities.......................................................      $    155.6       $    144.2
         Noncurrent Liabilities....................................................            37.1             38.7
         Long-Term Debt............................................................           316.9            317.1
         Shareowner's Equity.......................................................           252.8            249.5
                                                                                         ----------       ----------
         Total Liabilities and Shareowner's Equity.................................      $    762.4      $     749.5
                                                                                         ----------       ----------
                                                                                         ----------       ----------

 (5) AT&T RELATIONSHIP - The Company's Cincinnati Bell Telephone subsidiary derives significant revenues from AT&T and its affiliates (AT&T) by providing primarily network access and billing and collection services. Revenues from AT&T represented 7% of the Company's consolidated revenues for the three months ended March 31, 1999, and 8% for the same period in 1998.

(6) CONTINGENCIES - The Company is from time to time subject to routine complaints incidental to the business. The Company believes that the results of any complaints and proceedings will not have a materially adverse effect on the Company's financial condition.

         On March 24, 1999, CBT was served with a copy of a complaint filed with the Public Utilities Commission of Ohio (PUCO) by Time Warner Telecom of Ohio, L.P. (Time Warner). The complaint seeks a determination that internet service provider (ISP) traffic is "local traffic" under the parties' August 1, 1997 interconnection agreement, and that CBT is required to pay reciprocal compensation to Time Warner for calls placed by CBT customers to ISPs who obtain local service from Time Warner. On April 12, 1999, CBT responded by denying the essential allegations contained in the complaint. On May 3, 1999, the PUCO issued an Entry scheduling a hearing in this matter beginning July 20, 1999.

         At March 31, 1999, the Company had approximately 3,500 employees. Nearly 2,000 CBT employees are covered under collective bargaining agreements with the Communications Workers of America (CWA). On May 8, 1999, CBT and the CWA reached a tentative agreement on the terms of a new collective bargaining agreement. The new agreement, if ratified by union member employees, will remain in effect until May 11, 2002. Key terms of the agreement call for basic wage increases of 11.95% over the life of the contract, increases to cash balance pension amounts and retirement annuities for certain participants, improved dental and vision coverages, and an increase to Company funding of the 401(K) plan for union member participants.

(7) EARNINGS PER SHARE - Basic earnings per share is based upon the average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if common stock equivalents were exercised. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations, before extraordinary items, for the following periods:

                                                                                               Three Months
                                                                                              Ended March 31,
             Dollars and shares in millions                                                 ------------------
             (except per share amounts)                                                      1999        1998
             --------------------------                                                     ------      ------
          Basic earnings per share:
            Income from continuing operations                                                $24.7      $22.5
            Average common shares outstanding                                                136.4      135.8
                Basic earnings per share from continuing operations                          $ .18      $ .17
          Fully diluted earnings per share:
            Income from continuing operations                                                $24.7      $22.5
            Effect of dilutive securities:
              Average common shares, basic earnings per share calculation                    136.4      135.8
              Stock options                                                                    2.9        2.0
              Stock-based compensation arrangements                                             .8         .6
                                                                                          --------    -------
              Average common shares, fully diluted                                           140.1      138.4
                Fully diluted earnings per share from continuing operations                  $ .18      $ .16

(8) RECENTLY ISSUED ACCOUNTING STANDARDS - On January 1, 1999, the Company adopted AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. As compared to prior years when these types of expenditures were expensed as incurred, the adoption of SOP 98-1 is estimated to result in the capitalization of as much as $9 million to $12 million of internal use software development costs in 1999. These costs will be amortized over a three-year period. For the first three months of 1999, the Company capitalized $1.3 million of software development costs, resulting in a $0.8 million increase to net income in comparison to prior period results.

 (9) BUSINESS SEGMENT INFORMATION - The Company operates primarily in four industry segments; Local Communications Services, Directory Services, Wireless Services, and Other Communications Services. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets used in the operations of the segment. The Company's business segment information is as follows:

                                                                                Three Months
         Millions of Dollars                                                   Ended March 31,
         -------------------                                             ----------------------------
                                                                           1999                1998
                                                                         --------            --------
         REVENUES
              Local Communications Services                             $    181.6          $   175.3
              Directory Services                                              18.1               18.5
              Wireless Services                                               15.2                -
              Other Communications Services                                   30.6               25.2
              Intersegment                                                    (3.3)              (2.5)
                                                                        ----------          ---------
                                                                        $    242.2          $   216.5
                                                                        ----------          ---------
                                                                        ----------          ---------
         INTERSEGMENT REVENUES
              Local Communications Services                             $      1.5          $     1.7
              Directory Services                                                .4                 .1
              Wireless Services                                                 .2                -
              Other Communications Services                                    1.2                 .7
                                                                        ----------          ---------
                                                                        $      3.3          $     2.5
                                                                        ----------          ---------
                                                                        ----------          ---------
         OPERATING INCOME (LOSS)
              Local Communications Services                             $     45.9          $    33.9
              Directory Services                                               6.5                6.4
              Wireless Services                                               (9.4)              (0.5)
              Other Communications Services                                    1.3                3.3
              Corporate and Eliminations                                       1.0               (1.9)
                                                                        ----------          ---------
                                                                        $     45.3          $    41.2
                                                                        ----------          ---------
                                                                        ----------          ---------
         ASSETS
              Local Communications Services                             $    762.4          $   715.3
              Directory Services                                              23.4               27.3
              Wireless Services                                              221.4                4.3
              Other Communications Services                                   49.2               31.7
              Net Assets of Discontinued Operations                            -                429.7
              Corporate and Eliminations                                      16.7               65.7
                                                                        ----------          ---------
                                                                         $ 1,073.1          $ 1,274.0
                                                                        ----------          ---------
                                                                        ----------          ---------
         CAPITAL ADDITIONS (including acquisitions)
              Local Communications Services                             $     28.1          $    39.1
              Directory Services                                               -                  -
              Wireless Services                                               18.5                 .3
              Other Communications Services                                    2.3                1.0
              Corporate                                                        -                   .4
                                                                        ----------          ---------
                                                                        $     48.9          $    40.8
                                                                        ----------          ---------
                                                                        ----------          ---------
         DEPRECIATION AND AMORTIZATION
              Local Communications Services                             $     27.5          $    25.7
              Directory Services                                                .1                -
              Wireless Services                                                3.3                -
              Other Communications Services                                    1.4                 .9
              Corporate                                                          -                 .2
                                                                        ----------          ---------
                                                                        $     32.3          $    26.8
                                                                        ----------          ---------
                                                                        ----------          ---------

         Since the close of the last fiscal year on December 31, 1998, the Company has added a new segment known as Wireless Services, and created a new subsidiary known as EnterpriseWise IT Consulting (whose operating results are included in the Other Communications Services segment). Where applicable, prior year amounts have been reclassified to conform to the current segments. A further discussion of the accounting for Wireless Services in 1999 and 1998 can be found in the "Management Discussion and Analysis" section of this Quarterly Report.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, and those discussed in the Form 10-K for the year ended December 31, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and segment data. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW

Revenues were $242.2 million for the first quarter of 1999, up 12% from $216.5 million in the first quarter of 1998. The Company's new wireless business produced 59% of the revenue increase, with the remainder of the increase coming from the Local Communications Services and the Other Communications Services segments.

Costs and expenses were $196.9 million for the first quarter of 1999, up 12% from $175.3 million from the first quarter last year and primarily attributable to the operations of the Wireless and Other Communications Services segments.

The Company continued to incur costs for Year-2000 programming during the first quarter of 1999. These costs totaled $2.4 million for the three months ended March 31, 1999, compared to $2.9 million for the same period in 1998.

For the three month period ended March 31, 1998, CBT incurred regulator-mandated costs of $4.4 million to modify its network to accommodate connections with competing networks and to allow customers to maintain their telephone numbers when they switch local service providers. Pursuant to an FCC Order, CBT began recovering these costs on February 1, 1999 through a surcharge imposed on end user customers. These revenues are reflected in the "Network access" revenue category for the Local Communications Services segment, and totaled $0.5 million for the first three months of 1999.

Operating income was $45.3 million, up 10% from $41.2 million in the first quarter of 1998. Excluding the $9.4 operating loss for the wireless business, operating income increased 31% over the prior year.

In 1999, the Company recorded $2.3 million in minority interest income in order to recognize AT&T PCS' 20% ownership interest in the operating loss of the wireless business.

Interest expense and Other expense increased $3.6 million, or 71%, $3.0 million of which was attributable to higher average debt levels associated with the funding of the wireless business (see Note 3).

Income taxes increased $2.3 million, or 19%, as a function of higher pre-tax income. The initial increase of $6.2 million was somewhat offset by a $3.9 million tax benefit recognized as a result of the wireless business loss.

Income from continuing operations was $24.7 million or $.18 per common share for the first three months of 1999, compared to $22.5 million or $.17 per common share for the same period in 1998. Excluding the $6.2 million loss for the wireless business, income from continuing operations was $30.9 million, or $.22 per common share.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOCAL COMMUNICATIONS SERVICES

                                                                                         Three Months Ended March 31,
                                                                                  ----------------------------------------
($ Millions)                                                                        1999           1998       Change     %
                                                                                  --------       --------     ------    --
Revenues
     Local service                                                                $ 103.9        $  100.6     $    3.3     3
     Network access                                                                  45.8            44.6          1.2     3
     Other services                                                                  31.9            30.1          1.8     6
                                                                                  -------        --------     --------
     Total                                                                          181.6           175.3          6.3     4

Operating expenses                                                                  133.3           134.1         (0.8)   (1)
Year 2000 programming costs                                                           2.4             2.9         (0.5)  (17)
Mandated telecommunications costs                                                    .-               4.4         (4.4)    -
                                                                                  -------        --------     --------
     Total                                                                          135.7           141.4         (5.7)   (4)

Operating income                                                                    $45.9           $33.9        $12.0    35
Operating margin                                                                     25.3%           19.3%
Access lines (In thousands)                                                         1,044           1,017           27     3
Minutes of use (In millions)                                                        1,142           1,053           89     8

The Local Communications Services segment, comprising Cincinnati Bell Telephone and ZoomTown.com, provides local service, network access, long distance, data networking and transport, payphone services, sales and installation of communications equipment, dial-up Internet access, and other ancillary telecommunications services.

Revenues increased $6.3 million, or 4%. Local service revenues increased $3.3 million, primarily due to access line growth of 3% and increased usage of the Company's suite of custom calling services.

Network access revenues increased $1.2 million, or 3%. This was primarily due to growth in high-capacity digital services, which resulted in a 12% increase in voice-grade equivalents, and revenues associated with the recovery of regulator-mandated costs (CBT began a recovery of these costs through a surcharge that began in February, 1999). Minutes-of-use increased 8%; however, this was offset by a reduction in interstate per-minute rates instituted by the Federal Communications Commission (FCC) and by a reduction in intrastate rates instituted as part of the "Commitment 2000" plan as approved by the Public Utilities Commission of Ohio.

Revenues from Other services increased $1.8 million, or 6%. Revenues from the Company's FUSE dial-up Internet access service increased $0.8 million in the first three months of 1999. The remainder of the increase in this category is attributable to equipment and wiring sales, partially offset by a $0.7 million increase in the provision for loss on receivables.

Operating expenses decreased $0.8 million, or 1%. Costs of providing services increased by approximately $1.6 million, reflecting higher revenues in 1999. Advertising expense increased approximately $1.0 million in support of new calling services and the Company's new ZoomTown.com Internet presence. These expenses were more than offset by lower net wage and salary expense of $0.5 million as higher basic wages and benefits were offset by decreased usage of temporary labor sources. Computer programming expenses decreased by $4.9 million due to the reduction in certain work efforts and the capitalization of approximately $1.3 million in internal use software as specified by AICPA Statement of Position 98-1 (see Note 8). Year-2000 programming expenses were slightly lower than in the prior year, reflecting the progress previously made on critical systems. Mandated telecommunications costs decreased by $4.4 million, reflecting the completion of the local number portability initiative and initial interconnection expenses in 1998.

Improved operating income and operating margin are the result of the revenue increases noted above and the Company's focus on controlling costs.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DIRECTORY SERVICES

                                                                                          Three Months Ended March 31,
                                                                                  -----------------------------------------
($ Millions)                                                                        1999           1998       Change      %
                                                                                  --------       --------     ------      -
Revenues                                                                          $  18.1         $  18.5       $  (.4)   (2)

Operating expenses                                                                   11.6            12.1          (.5)   (4)
                                                                                  -------        --------     ---------
Operating income                                                                  $   6.5        $    6.4       $   .1     2

Operating margin                                                                     35.9%           34.6%

The Directory Services segment comprises the operations of the Company's Cincinnati Bell Directory subsidiary, which publishes a Yellow Pages directory and sells directory advertising and informational services primarily to business customers in southwestern Ohio, northern Kentucky, and southeastern Indiana. These services are available to the customer via the traditional printed directory or an Internet-based service known as "Cincinnati Today".

Revenues decreased by $0.4 million, or 2%, reflecting the competitive environment that was in effect during the June 1998 sales campaign (directory services revenues are deferred and recognized over a twelve-month period). Although the Company continues to compete with its former sales agent and now with a local newspaper-publishing firm, early results for the current sales campaign indicate some recovery of prior year competitive losses.

Operating expenses decreased $0.5 million, or 4%. This decrease is largely attributable to the lower sales volume for the 1998 sales campaign and a more favorable sales commission rate.

Operating income and operating margin were essentially unchanged in comparison to the prior period.


WIRELESS SERVICES                                                                         Three Months Ended March 31,
-----------------                                                                 -----------------------------------------
($ Millions)                                                                        1999           1998       Change      %
                                                                                  --------       --------     ------      -
Revenues                                                                          $  15.2        $    -       $   15.2    -

Operating expenses                                                                   24.6             0.5         24.1    -
                                                                                  -------        --------     --------

Operating income (loss)                                                           $  (9.4)       $   (0.5)    $   (8.9)   -

Operating margin                                                                    (61.8)%           - %

The Wireless Services segment comprises the operations of the Company's Cincinnati Bell Wireless (CBW) subsidiary. On January 1, 1999, the Company began including the results of its Cincinnati Bell Wireless subsidiary in its operating results, based on the acquisition that was consummated on December 31, 1998 (see Note 3).

Revenues for the first three months of 1999 were $15.2 million, contributing the majority of the increase in consolidated revenues. Revenues grew faster than the Company's expectations, resulting in a commensurate increase in expenses, or $24.6 million for the quarter. The operating loss of $9.4 million was within the Company's expectations for this period. The net loss of $6.2 million was dilutive to the Company's 1999 first quarter earnings in the amount of $.04 per common share.

The Company is in the start-up phase of this business. After the first three months of 1999, customer churn is 1.37%, average revenue per user is $67, and cumulative subscribership stands at more than 70,000.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER COMMUNICATIONS SERVICES                                                           Three Months Ended March 31,
-----------------------------                                                     ------------------------------------------
($ Millions)                                                                        1999           1998       Change       %
                                                                                  --------       --------     ------       -
Revenues                                                                          $  30.6        $   25.2     $    5.4     21

Operating expenses                                                                   29.3            21.9          7.4     34
                                                                                  -------        --------     --------

Operating income                                                                  $   1.3        $    3.3     $   (2.0)   (61)

Operating margin                                                                      4.3%           13.1%

The Other Communications Services segment comprises the operations of the Company's Cincinnati Bell Long Distance (CBLD), Cincinnati Bell Supply (CBS), and EnterpriseWise IT Consulting (EnterpriseWise) subsidiaries. CBLD resells long distance and Internet access services and provides data services and products to small- and medium-sized business customers mainly in a five-state Midwestern area, CBS resells telecommunications and computer equipment in the secondary market, and EnterpriseWise provides network integration and consulting services.

For the first three months of 1999, revenues increased $5.4 million, or 21%, reflecting contributions from all subsidiaries. For the long distance operations, an increase in billed minutes and revenues from the introduction of new services were somewhat offset by lower rates necessitated by increasing competition. The equipment reseller benefited from new sales contracts, while the network integration and consulting business showed revenue growth through its original sales channels and its acquisition of KSM Consulting (see Note 3).

Operating expenses increased $7.4 million, or 34%. Costs of providing services were approximately $5 million higher, with all subsidiaries experiencing increases due to higher sales volumes. Selling, general and administrative costs were approximately $2 million higher, with increases at all the subsidiaries. These higher selling, general and administrative costs were largely the result of the entry into the data and local exchange businesses by Cincinnati Bell Long Distance.

Operating income of $1.3 million was $2.0 million less than in the prior year and is the result of the items discussed above.


OTHER INCOME STATEMENT ITEMS
----------------------------
                                                                                          Three Months Ended March 31,
                                                                                  -------------------------------------------
($ Millions)                                                                        1999           1998       Change        %
                                                                                  --------       --------     ------        -
Wireless Venture Loss                                                             $   -          $    1.7     $   (1.7)     -
Minority Interest                                                                 $  (2.3)       $    -       $   (2.3)     -
Other Expense, Net                                                                $     -        $    0.7     $   (0.7)     -
Interest Expense                                                                  $   8.7        $    4.4     $    4.3     98
Income Taxes                                                                      $  14.2        $   11.9     $    2.3     19

WIRELESS VENTURE LOSS AND MINORITY INTEREST - In 1998, the Company agreed to fund losses during the period of time that the wireless business was operated by AT&T PCS. Accordingly, a $1.7 million loss was recorded and shown in the Consolidated Statements of Income and Retained Earnings under the caption "Wireless Venture Loss". With the Company's acquisition of the 80% ownership interest in this business on December 31, 1998, current year results for the wireless business are now reflected in the operating results of the Company. In 1999, the Company recorded $2.3 million in minority interest income in order to recognize AT&T PCS' 20% ownership interest in the operating loss of the wireless business.

INTEREST AND OTHER EXPENSE - Interest and other expense increased $3.6 million, or 71%, $3.0 million of which was attributable to higher average debt levels associated with the acquisition of the wireless business (see
Note 3).

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES - Income taxes of $14.2 million increased by $2.3 million over the same period in 1998, based on an effective composite tax rate of 36.5%. The Company believes that this is a sustainable rate for 1999. The Company monitors this rate and adjusts it periodically as conditions warrant. In 1999, income tax expense reflects a $3.9 million tax benefit associated with the net loss of the Company's wireless business.

FINANCIAL CONDITION

CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY
Management believes that the Company has adequate internal and external resources available to finance its on-going operating requirements, including network expansion and modernization, business development and dividend programs.

In October 1998, the Company and CBT filed a shelf registration with the Securities and Exchange Commission for the sale of up to $350 million in debt securities, with terms to be determined at the time of sale. In November 1998, CBT used this shelf registration to issue $150 million of 6.3% debentures, due 2028. The proceeds were used to finance the early redemption of $50 million of 7 3/8% debentures due in August 2011, and to reduce short-term debt.

In order to consummate the acquisition of an 80% interest in a PCS wireless business and its associated PCS license and other assets and liabilities, the Company paid approximately $162 million in cash to AT&T PCS on December 31, 1998. In the first three months of 1999, the Company recorded an $11 million adjustment to the purchase price for this business, which will require a cash payment for this amount in the second quarter of 1999. The initial cash payment was financed primarily by the issuance of short-term debt.

As of March 31, 1999, the Company has $200 million of debt capacity remaining under its shelf registration. The Company monitors its borrowing position in the capital markets and can issue debt under the shelf registration if market demand and conditions warrant. The Company has not made any definitive plans to do so as of the date of this filing.

For the first three months of 1999, cash provided by operating activities was $41 million, compared to $72 million in 1998. Earnings for 1999, adjusted for non-cash expenses, were $9 million higher than in 1998. Decreases in other current assets and increases in other current liabilities were more than offset by decreases in accounts payable and accrued liabilities, and increases in other assets and liabilities.

The Company's significant investing activities are capital expenditures and acquisitions. Capital expenditures were approximately $37 million, down from $40 million in 1998. This decrease is attributable to lower equipment purchases by CBT in 1999, partially offset by higher levels of capital investment at CBW. Capital expenditures for 1999, including capitalization of software as required by AICPA Statement of Position 98-1, are estimated to be $190 million, excluding acquisitions.

Dividends paid were $13.7 million in 1999 and $13.6 million in 1998.

BALANCE SHEET
The changes in cash and cash equivalents and capital expenditures are discussed above. Accounts receivable decreased as a result of higher provisions for doubtful accounts. Increased inventory levels are attributable to equipment requirements associated with new product offerings. Goodwill and other intangibles increased as a result of the adjustment to the purchase price for the wireless business (see Note 3). Increases to common stock outstanding and additional paid in capital are due to stock option exercises in the first quarter of 1999.

CAPITALIZATION
On April 27, 1998, Standard and Poor's (S&P) affirmed its senior unsecured debt rating (A-) and corporate credit rating (A-) for the Company and at CBT (A+). The Company's commercial paper rating (A-2) was also affirmed by S&P. On October 13, 1998, S&P raised its senior unsecured debt rating (from A- to A) and corporate credit rating (from A- to A) for the Company. The senior unsecured debt and corporate credit ratings for CBT were raised (from A+ to AA-). S & P also raised the Company's Commercial Paper rating (from A-2 to A-1).

On October 13, 1998, Duff and Phelps Credit Rating Company upgraded the Company's notes from A- to A and commercial paper from D-1- to D-1 (DSR had previously lowered both of these ratings in response to the

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company's decision to spin-off of Convergys Corporation). In addition, DCR reaffirmed the rating of CBT's debentures at AA-.

On November 10, 1998, Moody's Investors Service raised the Company's long-term senior unsecured debt ratings from Baa1 to A3.

REGULATORY MATTERS AND COMPETITIVE TRENDS

FEDERAL - In February 1996, Congress enacted the Telecommunications Act of 1996 (the 1996 Act), the primary purpose of which was to introduce greater competition into the market for telecommunications services. The 1996 Act seeks to facilitate competition by eliminating many of the legal and regulatory barriers that, until then, had operated to restrict competitive entry in the areas of local exchange telephone service, long distance telephone service, and cable television service. Since February 1996, the Federal Communications Commission (FCC) has initiated numerous rulemaking proceedings to adopt regulations pursuant to the 1996 Act. Some of these regulations have already taken effect; others are currently being challenged before various United States Circuit Courts of Appeal. The 1996 Act and the FCC's rulemaking proceedings can be expected to impact CBT's in-territory local exchange operations in the form of greater competition. However, these statutes and regulations also create opportunities for the Company to expand the scope of its operations, both geographically and in terms of products and services offered. At this time, the full impact of the 1996 Act and any associated FCC regulations cannot readily be determined.

OHIO - In March 1998, CBT and several intervening parties reached agreement on the terms of a proposed settlement of most of the outstanding issues associated with CBT's application for approval of an alternative regulation plan known as CBT's "Commitment 2000" plan. The proposed settlement was subsequently approved by the Public Utilities Commission of Ohio (PUCO) on April 9, 1998. The terms of the Commitment 2000 plan approved by the PUCO include: (1) the elimination of rate-of-return regulation and greater pricing flexibility for most services; (2) no increase in basic residential access line rates for the term of the plan; (3) greater pricing flexibility for business services; and (4) a 30% reduction in basic rates for qualified, low-income residential consumers. The plan has an initial term of three and one-half years, which can be extended up to two additional years at CBT's discretion so long as certain service quality benchmarks are maintained. The portion of CBT's alternative regulation case dealing with the rates CBT can charge to competitive local exchange carriers for unbundled network elements is still pending. A hearing on this portion of the case was conducted in March 1999. The PUCO has not yet issued a decision.

KENTUCKY - On June 29, 1998, CBT filed an application with the Public Service Commission of Kentucky (PSCK) seeking approval of an alternative regulation plan similar to the Commitment 2000 plan approved by the PUCO in Ohio. On January 25, 1999, the PSCK issued an order approving the Kentucky alternative regulation plan with certain modifications. One of the modifications was the adoption of an earnings-sharing provision whereby customers would receive one-half of earnings on equity in excess of 13.5%. The PSCK also ordered that residential rates be frozen for three years and required rate reductions of approximately $3 million per year versus current rates. On February 12, 1999, CBT filed a petition seeking rehearing of the PSCK's January 25, 1999 order. On March 4, 1999, the PSCK issued an order indicating that it would reconsider the earnings-sharing portion of its January 25, 1999 order. The PSCK has not yet issued a final decision in this matter.

BUSINESS OUTLOOK

Evolving technology, the preferences of consumers, the legislative and regulatory initiatives of policy makers and the convergence of other industries with the telecommunications industry are causes for increasing competition throughout the telecommunications industry. The range of communications services, the equipment available to provide and access such services, and the number of competitors offering such services, continue to increase. These initiatives and developments could make it difficult for the Company to maintain current revenue and profit levels.

CBT's competitors could include other incumbent local exchange carriers, wireless services providers, interexchange carriers, competitive local exchange carriers and others. To date, CBT has signed 16 interconnection agreements with competitors and approximately 4,300 net access lines have been transferred to competitors.

The Company's other subsidiaries face intense competition in their markets, principally from larger companies.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

These subsidiaries primarily seek to differentiate themselves by leveraging the strength and recognition of the Company brand name, by providing customers with superior service and by focusing on niche markets and opportunities to develop and market customized packages of services.

CBD's competitors are directory services companies, newspapers and other media advertising services providers in the Cincinnati metropolitan market area. CBD now competes with its former sales representative for Yellow Pages directory customers. This competition may affect CBD's ability to grow or maintain profits and revenues.

CBW is one of six active wireless service providers in the Cincinnati and Dayton metropolitan market areas.

CBLD's competitors include interexchange carriers and certain local exchange companies. CBLD is now expanding into other markets to offer various local exchange services. CBS's competitors include vendors of new and used communications and computer equipment operating regionally and across the nation. EnterpriseWise IT Consulting competes with Intranet hardware vendors, wiring vendors, and other integration and consulting businesses.

YEAR 2000 PROGRAMMING  -

Since 1996, the Company has devoted significant time and resources to achieve Year-2000 (Y2K) compliance.

A Steering Committee, chaired by the CBT's Senior Vice President of Operations, and composed of upper-level management personnel, sets the direction and monitors the activity of the Y2K Program Management Office
(PMO). The PMO's responsibility is to make CBT Y2K compliant and to provide oversight for the Company's other subsidiaries as they track the status of their Y2K projects. In addition to internal Y2K activities, the PMO is communicating with suppliers and clients with which CBT's systems interface or rely upon, to determine their progress toward Y2K compliance.

For the first three months of 1999 and 1998, the Company incurred Y2K expenses of $2.4 million and $2.9 million, respectively. Y2K expenses in 1999 are estimated to be in the range of $5 million to $8 million.

CBT's goal is to have its network, information technology (IT) and facilities systems equipped with any required fixes, upgrades or replacements, and tested, by July 31, 1999.

The Company's other subsidiaries hope to have their networks, IT, facilities and billing systems equipped with any required fixes, upgrades or replacements, and tested, by June 30, 1999.

The Company has no reason to believe that the July 31, 1999, target date will not be achieved. However, because of the complexity of the Y2K problem, there can be no guarantee that the Company will achieve complete Y2K compliance by this date or before the Year 2000.

To minimize the disruption to its operations that may result from a variety of occurrences, the Company is developing a well-defined and executable Y2K contingency plan and enhancing its business continuity plans to ensure reasonable preparedness for any Y2K issues that might arise. These plans are scheduled for testing in September. Although the Company anticipates minimal business disruption as a result of the century change, failure to ready the Company's software and systems for the Year 2000 or preparing adequate plans to avoid business interruption would have a material adverse impact on the Company. This material adverse effect could include a disruption to the provision of services to its customers, resulting in lost revenues, or incurring material contractual penalties and damaged customer relationships.

The failure of one of the Company's significant customers to modify its systems for the Year 2000 successfully or to provide the appropriate business continuity planning also could have an adverse impact on the Company as the Company is, to a certain extent dependent on the success of its customers.

The Company's success in becoming Y2K compliant largely depends on the Company's vendors and business partners being Y2K compliant. The PMO is working diligently with the Company's vendors and business partners to assure itself, to the extent possible, that the vendors and business partners are taking the necessary steps to become Y2K compliant. To the extent that any of the Company's vendors or business partners experience Y2K technology difficulties which materially affect their businesses, such difficulties could have a material adverse effect

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


on the Company's business, results of operations and financial condition.

BUSINESS DEVELOPMENT - To enhance shareholder value, the Company continues to review opportunities for acquisitions, divestitures, and strategic partnerships.

Form 10-Q Part II                                           Cincinnati Bell Inc.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.

           The following is filed as an Exhibit to Part I of this Form 10-Q:

           EXHIBIT
           NUMBER
           ------
           27             Financial Data Schedule

     (b) Reports on Form 8-K.

           (i) Form 8-K, date of report February 1, 1999, reporting that John T. LaMacchia would retire as President and Chief Executive Officer of Cincinnati Bell Inc. on February 28, 1999, and that he would be succeeded in the same capacity by Richard G. Ellenberger.

           (ii) Form 8-K, date of report April 9, 1999, reporting that Richard
           S. Pontin became President and Chief Operating Officer of Cincinnati Bell Telephone Company, a wholly owned subsidiary of Cincinnati Bell Inc.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         Cincinnati Bell Inc.






Date:  May 14, 1999                      /s/ Kevin W. Mooney
       --------------                    ---------------------------------------
                                         Kevin W. Mooney
                                         Chief Financial Officer