Form 10-Q
period 1999-06-30
CINCINNATI BELL INC /OH/
filed 1999-08-16
CIK 716133

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


         At July 31, 1999, 137,801,376 Common Shares were outstanding.

Form 10-Q Part I                                            Cincinnati Bell Inc.
                         PART I - FINANCIAL INFORMATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 (Millions of Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                                                                    Three Months                Six Months
                                                                                   Ended June 30,            Ended June 30,
                                                                                   --------------            --------------
                                                                                  1999         1998        1999         1998
                                                                                  ----         ----        ----         ----
Revenues:
  Local Communications Services .........................................     $   186.1        178.1    $   367.7    $   353.4
  Directory Services ....................................................          18.3         18.3         36.4         36.8
  Wireless Services .....................................................          20.7           --         35.9           --
  Other Communications Services .........................................          31.8         25.8         62.4         51.0
  Intersegment ..........................................................          (3.3)        (2.7)        (6.6)        (5.2)
                                                                              ---------    ---------    ---------    ---------
     Total Revenues .....................................................     $   253.6    $   219.5    $   495.8    $   436.0
                                                                              ---------    ---------    ---------    ---------

Costs and Expenses
  Cost of providing services and products sold ..........................         109.8         93.4        216.9        182.2
  Selling, general and administrative ...................................          58.1         51.7        113.2        104.1
  Depreciation and amortization .........................................          32.6         27.2         64.9         54.0
  Year 2000 programming costs ...........................................           1.3          2.3          3.7          5.2
  Mandated telecommunications costs .....................................            --          5.4           --          9.8
                                                                              ---------    ---------    ---------    ---------
    Total Costs and Expenses ............................................         201.8        180.0        398.7        355.3
                                                                              ---------    ---------    ---------    ---------

Operating Income ........................................................          51.8         39.5         97.1         80.7
Wireless Venture Loss ...................................................            --          7.0           --          8.7
Minority Interest .......................................................          (1.8)          --         (4.1)          --
Other Expense, Net ......................................................            --          1.3           --          2.0
Interest Expense ........................................................           9.3          6.4         18.0         10.8
                                                                              ---------    ---------    ---------    ---------
Income From Continuing Operations Before Income Taxes ...................          44.3         24.8         83.2         59.2
Income Taxes ............................................................          16.0          8.7         30.2         20.6
                                                                              ---------    ---------    ---------    ---------
Income From Continuing Operations .......................................          28.3         16.1         53.0         38.6
Discontinued Operations, Net of Taxes ...................................            --         26.4           --         26.7
                                                                              ---------    ---------    ---------    ---------
Net Income ..............................................................     $    28.3    $    42.5    $    53.0    $    65.3
                                                                              ---------    ---------    ---------    ---------
Other comprehensive income, net of tax:
 Foreign currency translation adjustments ...............................            --         (1.6)          --         (1.7)
                                                                              ---------    ---------    ---------    ---------
   Total other comprehensive income .....................................            --         (1.6)          --         (1.7)
                                                                              ---------    ---------    ---------    ---------
Comprehensive income ....................................................     $    28.3    $    40.9    $    53.0    $    63.6
                                                                              ---------    ---------    ---------    ---------
Basic Earnings Per Common Share:
  Income from Continuing Operations .....................................     $     .21   $      .12   $      .39   $      .29
  Income from Discontinued Operations, Net of Taxes .....................     $      --   $      .19   $       --   $      .19
                                                                              ---------    ---------    ---------    ---------
  Net Income ............................................................     $     .21   $      .31   $      .39   $      .48

Diluted Earnings Per Common Share:
  Income from Continuing Operations .....................................     $     .20   $      .12   $      .38   $      .28
  Income from Discontinued Operations, Net of Taxes .....................     $      --   $      .19   $       --   $      .19
                                                                              ---------    ---------    ---------    ---------
  Net Income ............................................................     $     .20   $      .31   $      .38   $      .47

Dividends Declared Per Common Share .....................................     $     .10   $      .10   $      .20   $      .20

Average Common Shares Used for Earnings Per Share  Calculations
(millions)
  Basic .................................................................         136.9        136.0        136.7        135.9

  Diluted ...............................................................         141.0        138.6        140.7        138.5

Retained Earnings
  Beginning of Period ...................................................     $    11.2    $   231.1    $      --    $   221.9
  Net Income ............................................................          28.3         42.5         53.0         65.3
  Common Share Dividends Declared .......................................         (13.7)       (13.7)       (27.2)       (27.3)
                                                                              ---------    ---------    ---------    ---------
  End of Period .........................................................     $    25.8    $   259.9    $    25.8    $   259.9
                                                                              ---------    ---------    ---------    ---------
Accumulated Other Comprehensive Income:
  Beginning of Period ...................................................     $    (6.7)   $    (8.2)   $    (6.7)   $    (8.1)
  Foreign currency translation adjustments ..............................             --        (1.6)          --         (1.7)
                                                                              ---------    ---------    ---------    ---------
  End of period .........................................................     $    (6.7)   $    (9.8)   $    (6.7)   $    (9.8)
                                                                              ---------    ---------    ---------    ---------

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.



                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)


                                                                                                (Unaudited)
                                                                                                  June 30,       December 31,
                                                                                                    1999              1998
                                                                                               ---------------    --------
ASSETS
Current Assets
  Cash and cash equivalents.........................................................             $        4.1      $       10.1
  Receivables, less allowances of $19.1 and $12.0...................................                    149.0             138.0
  Material and supplies.............................................................                     17.8              16.9
  Deferred income taxes.............................................................                     18.9              13.8
  Prepaid expenses and other current assets.........................................                     27.0              18.6
                                                                                                 ------------      ------------
          Total current assets......................................................                    216.8             197.4

Property, plant and equipment - net.................................................                    727.4             698.2
Goodwill and other intangibles......................................................                    113.7             103.3
Deferred charges and other assets...................................................                     77.2              42.1
                                                                                                 ------------      ------------

Total Assets........................................................................             $    1,135.1      $    1,041.0
                                                                                                 ------------      ------------
                                                                                                 ------------      ------------
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
  Debt maturing in one year.........................................................             $      250.3      $      186.2
  Accounts payable and accrued liabilities..........................................                    116.2             133.5
  Accrued taxes.....................................................................                     28.1              40.6
  Advance billing and customers' deposits...........................................                     32.9              26.8
  Other current liabilities.........................................................                     17.8              18.2
                                                                                                 ------------      ------------
          Total current liabilities.................................................                    445.3             405.3

Long-term debt......................................................................                    366.3             366.8
Deferred income taxes...............................................................                     47.8              15.3
Other postretirement benefits.......................................................                     46.1              47.5
Other long-term liabilities.........................................................                     53.1              64.0
                                                                                                 ------------      ------------

          Total liabilities.........................................................                    958.6             898.9
                                                                                                 ------------      ------------

Shareowners' Equity
  Preferred shares-no par value; 5,000,000 shares authorized;
     no shares issued and outstanding...............................................                    ---               ---
  Common shares-$.01 par value; 480,000,000 shares authorized;
     137,750,114 and 136,452,719 shares issued and outstanding......................                      1.4               1.4
  Additional paid-in capital........................................................                    156.0             147.4
  Retained earnings.................................................................                     25.8             ---
  Accumulated other comprehensive income (loss).....................................                     (6.7)             (6.7)
                                                                                                 -------------     ------------
          Total shareowners' equity.................................................                    176.5             142.1
                                                                                                 ------------      ------------

Total Liabilities and Shareowners' Equity...........................................             $    1,135.1      $    1,041.0
                                                                                                 ------------      ------------
                                                                                                 ------------      ------------

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                               Six Months
                                                                              Ended June 30,
                                                                             1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................................     $   53.0    $  65.3
Less: income from discontinued operations, net of taxes ..............           --       26.7
                                                                           --------    -------
Net income from continuing operations ................................         53.0       38.6

 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .....................................         64.9       54.0
   Provision for loss on receivables .................................          7.8        5.6
Changes in assets and liabilities net of effects from acquisitions and disposals:
   Decrease (increase) in receivables ................................        (18.9)     (27.3)
   Decrease (increase) in other current assets .......................         (9.3)      (5.9)
   Increase (decrease) in accounts payable and accrued liabilities ...        (17.2)      21.5
   Increase (decrease) in other current liabilities ..................         (7.0)     (10.9)
   Increase (decrease) in deferred income taxes and unamortized
    investment tax credits - net .....................................           .1       (3.8)
   Decrease (increase) in other assets and liabilities-net ...........        (12.9)      13.2
                                                                           --------    -------
     Net cash provided by operating activities .......................         60.5       85.0
                                                                           --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures-telephone plant ..............................        (69.0)     (82.2)
   Capital expenditures-other (including acquisitions) ...............        (39.2)      (3.2)
                                                                           --------    -------
     Net cash used in investing activities ...........................       (108.2)     (85.4)
                                                                           --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in short-term debt ........................         64.1       19.6
   Repayment of long-term debt .......................................          (.5)       (.4)
   Issuance of common shares .........................................          5.3        1.4
   Dividends paid ....................................................        (27.2)     (27.3)
                                                                           --------    -------
     Net cash provided by (used in) financing activities .............         41.7       (6.7)
                                                                           --------    -------
     Net cash provided by (used in) discontinued operations ..........          --         (.6)
                                                                           --------    -------

Net increase in cash and cash equivalents ............................         (6.0)      (7.7)

Cash and cash equivalents at beginning of period .....................         10.1        7.8
                                                                           --------    -------
Cash and cash equivalents at end of period ...........................     $    4.1    $    .1
                                                                           --------    -------
                                                                           --------    -------
Cash paid for:
  Interest (net of amount capitalized) ...............................     $   13.5    $  10.2
  Income taxes .......................................................     $   34.8    $  34.3

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


(1) BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Cincinnati Bell Inc. and its wholly owned subsidiaries (the Company). The Company is a diversified telecommunications company with principal businesses in four industry segments; Local Communications Services, Directory Services, Wireless Services and Other Communications Services.

         The Local Communications Services segment provides local service, network access (including high-speed data transport), sales and installation of communications equipment, long distance, and other ancillary telecommunications services through its Cincinnati Bell Telephone subsidiary. Data networking and Internet-based services are provided through the Company's new ZoomTown.com subsidiary. Together, these two subsidiaries function as a fully integrated, wireline communications provider.

         The Directory Services segment is comprised of the operations of the Company's Cincinnati Bell Directory subsidiary, which publishes Yellow Pages directories and sells directory advertising and informational services primarily to business customers in Cincinnati Bell Telephone's franchise area.

         The Wireless Services segment holds the Company's Cincinnati Bell Wireless subsidiary (an 80%-owned venture with AT&T Wireless PCS, Inc.) which provides advanced digital personal communications services and sales of related communications equipment to both business and residential customers in its Greater Cincinnati and Dayton, Ohio operating areas.

         The Other Communications Services segment holds the Company's Cincinnati Bell Long Distance (CBLD), Cincinnati Bell Supply (CBS), and EnterpriseWise IT Consulting (EnterpriseWise) subsidiaries. CBLD resells long distance and Internet access services and provides data services and products to small-and medium-sized business customers, CBS sells new computers and resells telecommunications equipment in the secondary market, and EnterpriseWise provides network integration and consulting services.

         The Company has effected a change to the par value of common stock and the stated capital in accordance with the amendment of the Articles of Incorporation. Accordingly, amounts for common stock and additional paid in capital have been restated for all periods covered by this Quarterly Report.

         The consolidated financial statements of Cincinnati Bell Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Notes 2 and 3. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on overall financial results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The December 31, 1998 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

(2) SPIN-OFF OF CONVERGYS CORPORATION - On December 31, 1998, the Company completed a tax-free spin-off by distributing one share of Convergys common stock for each share of Company common stock owned by Company shareholders of record on December 1, 1998. Accordingly, the Company now has no ownership interest in Convergys, and consolidated financial results for 1998 reflect the disposition of Convergys and its subsidiaries as "discontinued operations".

(3) ACQUISITIONS - On July 20, 1999, the Company entered into a definitive merger agreement with IXC Communications, Inc., a telecommunications company headquartered in Austin, Texas. This merger is expected to be consummated late in the fourth quarter of 1999, or early in 2000. For further discussion of this matter, see Note 9 of the Notes to Financial Statements.

         On January 1, 1999, the Company began to include the results of its Cincinnati Bell Wireless subsidiary in its operating results, based upon the acquisition of an 80% interest in a PCS wireless business that was consummated on December 31, 1998. Of the $173 million purchase price, $162 million was recorded on December 31, 1998, with an additional $11 million adjustment recorded in the first quarter of 1999 as a result of the determination of the final purchase price. The Company has recorded approximately $92 million of goodwill and other intangibles that will be amortized over a

Form 10-Q Part I                                            Cincinnati Bell Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


         period ranging from 20 to 40 years. Since the independent valuation being performed to assess the value of assets purchased is not yet complete, a further adjustment (which is not expected to be material) will be required in 1999 to reflect the fair value of these assets.

         On April 30, 1999, the Company acquired the assets of Discounted Long Distance (DLD), a long distance reseller in Knoxville, Tennessee. DLD sells long distance services primarily to businesses in the Knoxville and Chattanooga, Tennessee areas. The purchase price for this acquisition was $2.1 million; $2.0 million of which was paid in May 1999. The goodwill recorded for this transaction was approximately $2.0 million, and will be amortized over a five-year period.

         In May 1999, the Company invested $2.0 million in the convertible preferred stock of Purchase Pro International, Inc. (Purchase Pro). Purchase Pro, based in Las Vegas, Nevada, is a leading provider of online business-to-business procurement solutions. As a result of this investment, the Company's ZoomTown.com subsidiary will be the exclusive sales channel for PurchasePro.com's eCommerce services in Ohio, one of two exclusive sales channels in Kentucky, and has the potential for future sales exclusivity in several other mid-western states.

 (4) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:

                                                                  Three Months               Six Months
                                                                  Ended June 30,            Ended June 30,
         MILLIONS OF DOLLARS                                     1999        1998          1999         1998
         Revenues                                              $ 186.1     $ 178.1        $ 367.7       $ 353.4

         Costs and Expenses:
            Costs of providing services and products sold         70.8        73.5          142.6         143.0
            Selling, general and administrative                   35.5        39.1           69.4          78.0
            Depreciation and amortization                         27.7        26.3           55.3          52.0
            Year 2000 programming costs                            1.3         2.3            3.7           5.2
            Mandated telecommunications costs                      ---         5.4            ---           9.8
                                                                 -----       -----          -----         -----
              Total Costs and Expenses                           135.3       146.6          271.0         288.0
                                                                 -----       -----          -----         -----


         Operating Income                                       $ 50.8      $ 31.5         $ 96.7        $ 65.4

         Net Income                                             $ 29.5      $ 17.9         $ 56.1        $ 36.9


         "Year 2000 programming costs" refer to costs incurred in order to ready the Company's network, facilities, and internal computer systems for the advent of the new millennium. "Mandated telecommunications costs" refer to costs that were necessary to modify CBT's network to accommodate connections with competing carriers, and allow customers to maintain their telephone numbers when they switch local service providers. On February 1, 1999, CBT began to recover these mandated telecommunications costs through an FCC-authorized surcharge imposed on end-user customers. Year 2000 and mandated telecommunications costs decreased net income by $2.4 million and $9.6 million for the six months ended June 30, 1999 and 1998, respectively.

                                                                                            June 30,     December 31,
         MILLIONS OF DOLLARS                                                                   1999          1998
                                                                                               ----          ----
         Current Assets............................................................      $    145.0       $    151.6
         Telephone Plant-Net.......................................................           588.7            580.8
         Other Noncurrent Assets...................................................            32.2             17.1
                                                                                         ----------       ----------

         Total Assets..............................................................      $    765.9        $   749.5
                                                                                         ----------       ----------
                                                                                         ----------       ----------
         Current Liabilities.......................................................      $    146.3       $    144.2
         Noncurrent Liabilities....................................................            49.6             38.7
         Long-Term Debt............................................................           316.7            317.1
         Shareowner's Equity.......................................................           253.3            249.5
                                                                                         ----------       ----------

         Total Liabilities and Shareowner's Equity.................................      $    765.9      $     749.5
                                                                                         ----------       ----------
                                                                                         ----------       ----------

Form 10-Q Part I                                            Cincinnati Bell Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


(5) CONTINGENCIES - The Company is from time to time subject to routine complaints incidental to the business. The Company believes that the results of any complaints and proceedings will not have a materially adverse effect on the Company's financial condition.

         On March 24, 1999, CBT was served with a copy of a complaint filed with the Public Utilities Commission of Ohio (PUCO) by Time Warner Telecom of Ohio, L.P. (Time Warner). The complaint seeks a determination that internet service provider (ISP) traffic is "local traffic" under the parties' August 1, 1997 interconnection agreement, and that CBT is required to pay reciprocal compensation to Time Warner for calls placed by CBT customers to ISPs who obtain local service from Time Warner. On April 12, 1999, CBT responded by denying the essential allegations contained in the complaint. A hearing on this matter took place on July 27, 1999. The PUCO has not yet issued its order on this matter.

         On July 23, 1999, the Company was named as a defendant in a lawsuit filed against IXC Communications, Inc., the Company's proposed merger partner. A further discussion of this and other matters follows in Note 9 of the Notes to Financial Statements, and in Item 1, Part II of this Quarterly Report on Form 10-Q.

(6) EARNINGS PER SHARE - Basic earnings per share is based upon the average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if common stock equivalents were exercised. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations for the following periods:

                                                                                        Three Months           Six Months
            Dollars and Shares in Millions                                             Ended June 30,         Ended June 30,
            (except per share amounts)                                                 1999       1998      1999       1998

       Basic earnings per share:

         Income from continuing operations                                            $28.3      $16.1      $53.0      $38.6
         Average common shares outstanding                                            136.9      136.0      136.7      135.9
                                                                                      -----      -----      -----      -----
             Basic earnings per share from continuing operations                       $.21       $.12      $ .39      $ .29
                                                                                      -----      -----      -----      -----
       Fully diluted earnings per share:

         Income from continuing operations                                            $28.3      $16.1      $53.0      $38.6
         Effect of dilutive securities:
           Average common shares, basic earnings per share calculation                136.9      136.0      136.7      135.9
           Stock options                                                                3.3        2.0        3.2        2.0
           Stock-based compensation arrangements                                         .8         .6         .8         .6
                                                                                      -----      -----      -----      -----
           Average common shares, fully diluted                                       141.0      138.6      140.7      138.5
                                                                                      -----      -----      -----      -----
             Fully diluted earnings per share from continuing operations               $.20       $.12      $ .38      $ .28
                                                                                      -----      -----      -----      -----


         Options totaling 117,590 and 12,615 shares were outstanding during the six-month period and three-month periods ended June 30, 1999, but were not included in the computation of diluted earnings per share. This results from the weighted-average per share exercise price of $22.46 and $24.36 for these options being greater than the average market price of the common shares for the period.

(7) RECENTLY ISSUED ACCOUNTING STANDARDS - On January 1, 1999, the Company adopted AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. As compared to prior years when these types of expenditures were expensed as incurred, the adoption of SOP 98-1 is estimated to result in the capitalization of as much as $9 million of internal use software development costs in 1999. These costs will be amortized over a three-year period. For the first six months of 1999, the Company capitalized $3.0 million of software development costs, resulting in a $1.9 million increase to net income in comparison to prior period results.

Form 10-Q Part I                                            Cincinnati Bell Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


(8) BUSINESS SEGMENT INFORMATION - The Company operates primarily in four industry segments; Local Communications Services, Directory Services, Wireless Services, and Other Communications Services. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets used in the operations of the segment. The Company's business segment information is as follows:

                                                                        Three Months                      Six Months
        MILLIONS OF DOLLARS                                            Ended June 30,                   Ended June 30,
                                                               ------------------------------- ---------------------------------
                                                                   1999              1998             1999             1998
                                                                   ----              ----             ----             ----
        REVENUES
             Local Communications Services                           $186.1            $178.1           $367.7          $ 353.4
             Directory Services                                        18.3              18.3             36.4             36.8
             Wireless Services                                         20.7               ---             35.9              ---
             Other Communications Services                             31.8              25.8             62.4             51.0
             Intersegment                                             (3.3)             (2.7)            (6.6)            (5.2)
                                                               -------------      ------------    -------------     ------------
                                                                     $253.6            $219.5           $495.8           $436.0
                                                               -------------      ------------    -------------     ------------
                                                               -------------      ------------    -------------     ------------
        INTERSEGMENT REVENUES
             Local Communications Services                           $  1.8            $  1.1           $  3.3           $  2.0
             Directory Services                                         0.4               0.7              0.8              1.3
             Wireless Services                                          0.2               ---              0.5              ---
             Other Communications Services                              0.9               0.9              2.0              1.9
                                                               -------------      ------------    -------------     ------------
                                                                     $  3.3            $  2.7           $  6.6           $  5.2
                                                               -------------      ------------    -------------     ------------
                                                               -------------      ------------    -------------     ------------
        OPERATING INCOME (LOSS)
             Local Communications Services                           $ 50.8            $ 31.5           $ 96.7           $ 65.4
             Directory Services                                         6.7               6.3             13.1             12.7
             Wireless Services                                        (8.5)               ---           (17.9)            (0.6)
             Other Communications Services                              0.9               2.3              2.2              5.5
             Corporate and Eliminations                                 1.9              (.6)              3.0            (2.3)
                                                               -------------      ------------    -------------     ------------
                                                                     $ 51.8            $ 39.5           $ 97.1           $ 80.7
                                                               -------------      ------------    -------------     ------------
                                                               -------------      ------------    -------------     ------------
        ASSETS
             Local Communications Services                                                               765.9          $ 752.6
             Directory Services                                                                           35.3             34.0
             Wireless Services                                                                           236.8             15.4
             Other Communications Services                                                                52.2             32.8
             Net Assets of Discontinued Operations                                                         ---            451.0
             Corporate and Eliminations                                                                   44.9             51.1
                                                                                                  -------------     ------------
                                                                                                  -------------     ------------
                                                                                                  $   1,135.1         $ 1,336.9
                                                                                                  -------------     ------------
                                                                                                  -------------     ------------
        CAPITAL ADDITIONS (including acquisitions)
             Local Communications Services                           $ 40.9            $ 43.1           $ 69.0           $ 82.2
             Directory Services                                         ---               ---              ---              ---
             Wireless Services                                         12.3               0.5             30.8              0.8
             Other Communications Services                              4.1               0.9              6.4              1.9
             Corporate                                                  2.0               0.1              2.0              0.5
                                                               -------------      ------------    -------------     ------------
                                                               -------------      ------------    -------------     ------------
                                                                     $ 59.3            $ 44.6          $ 108.2           $ 85.4
                                                               -------------      ------------    -------------     ------------
                                                               -------------      ------------    -------------     ------------
        DEPRECIATION AND AMORTIZATION
             Local Communications Services                           $ 27.7            $ 26.3           $ 55.3           $ 52.0
             Directory Services                                         ---               ---              ---              ---
             Wireless Services                                          3.4               ---              6.7              ---
             Other Communications Services                              1.5               0.6              2.9              1.5
             Corporate                                                  ---               0.3              ---              0.5
                                                               -------------      ------------    -------------     ------------
                                                                     $ 32.6            $ 27.2           $ 64.9           $ 54.0
                                                               -------------      ------------    -------------     ------------
                                                               -------------      ------------    -------------     ------------

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

Form 10-Q Part I                                            Cincinnati Bell Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


(9) MERGER WITH IXC COMMUNICATIONS - On July 20, 1999, the Company entered into a definitive merger agreement with IXC Communications, Inc. ("IXC"), a leading provider of data and voice telecommunications transmission services. IXC owns and operates an advanced coast-to-coast fiber optic network that includes approximately 13,000 route miles of fiber optic transmission facilities.

         Under the terms of the agreement, which was approved by the boards of directors of both companies, each share of IXC common stock will be converted into 2.0976 shares of Cincinnati Bell common stock. The Company has separately agreed to purchase from the General Electric Pension Trust approximately 5 million shares of IXC common stock at $50 per share, in cash, prior to the completion of the merger (this purchase was completed on August 16, 1999). As part of the agreement, shareholders representing approximately 40% of the voting shares have agreed to vote in favor of the acquisition.

         Based on a $22.86 per common share weighted average of Cincinnati Bell's closing stock price on the three days before and after the merger announcement, the transaction would be valued at approximately $3.0 billion (including approximately $1.0 billion of IXC's net debt that will be assumed by the Company).

         Concurrent with the announcement of the merger agreement, Oak Hill Capital Partners, L.P. agreed to purchase $400 million of convertible subordinated debentures of Cincinnati Bell. The debentures have a coupon of 6.75% per annum and are initially convertible at a price of $29.89 per share of Cincinnati Bell common stock. Cincinnati Bell's board of directors has authorized using up to $200 million of the proceeds from the Oak Hill investment to repurchase shares of Cincinnati Bell common stock in the open market in accordance with a share repurchase program. As of the date of this filing, the Company has purchased Cincinnati Bell common shares at an aggregate purchase price of approximately $52 million.

         The agreement also specifies that a "break up fee" of $105 million is to be paid to the Company, or to IXC, in the event that:

         (a)      either party were to terminate the agreement without cause,
         (b)      or upon receipt of a takeover proposal,
         (c)      or such takeover proposal otherwise becomes publicly known,

         and certain other considerations are satisfied.

         As of the date of this filing, five purported stockholder class action suits were filed in the Delaware Court of Chancery against IXC and certain present and former members of IXC's Board of Directors in connection with the announcement of the proposed merger between the Company and IXC. The Company was named as a defendant in one of these suits. These complaints allege, among other things, that the defendants have breached their fiduciary duties to IXC's stockholders by failing to maximize stockholder value in connection with entering into the merger agreement. The complaints seek, among other things, a court order enjoining completion of the merger. The Company believes that the complaints are without merit and intend to defend vigorously against the complaints.

         The completion of the merger is subject to customary conditions and regulatory approvals and the approvals of the shareholders of Cincinnati Bell and IXC. The merger will be accounted for under the purchase method of accounting, and is expected to be completed late in the fourth quarter of 1999, or early in 2000. Further discussion of this matter can be found in the Company's Form 8-Ks, filed with the Securities and Exchange Commission on July 21, 1999 and July 23, 1999.

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

CONSOLIDATED OVERVIEW

Revenues were $253.6 million for the quarter, up 16%. Year-to-date revenues of $495.8 million represent a $59.8 million increase, or 14% growth year-over-year. Modest growth in the Company's core telephone business was bolstered by new businesses such as Cincinnati Bell Wireless and EnterpriseWise IT Consulting which, in the aggregate, contributed nearly 70% of the revenue increase during both periods.

The Local Communications Services segment contributed an additional $8.0 million of revenue for the quarter ($14.3 million year-to-date) as a result of growth in several areas. Broadband and other high-speed services increased 22% over the prior-year quarter, while value-added voice services such as Caller ID and new product bundling solutions such as Complete ConnectionsSM, increased 28% over second quarter 1998 results. Since its introduction in March 1999, nearly 50,000 households have signed up for Complete Connections; representing 7.9% of CBT's residential customer base and contributing $2.2 million in additional revenues. Access minutes of use increased 6.3% from the second quarter of 1998, while access lines grew 3% (largely due to business access line growth). The Wireless Services segment added revenues of $20.7 million for the quarter and $35.9 million year-to-date on the strength of one of the nation's most successful wireless service introductions. The Other Communications Services segment produced $6.0 million in new revenues for the quarter, and $11.4 million year-to-date, with all businesses in the segment showing growth.

In addition to increasing revenues, the Company's focus on controlling costs has resulted in improved operating margins. For the three-month and six-month period ended June 30, 1999, operating margins were 20.4% and 19.6%, respectively. This improvement occurred despite the $17.9 million operating loss of the Wireless Services segment (which is still in the start-up phase of its development) during the first six months of 1999. Without this operating loss, the Company's operating margin improved from 18.6% for the first six months of 1998 to 25.0% for the first six months of 1999. This improvement was largely attributable to the operations of the Local Communications Services segment.

Costs and expenses were $201.8 million for the quarter and $398.7 million year-to-date; representing 12% increases over the respective periods in 1998. Although these expenses increased in total during the two periods ($21.8 million for the quarter and $43.4 million year-to-date), more than 100% of this increase was incurred by the Company's wireless business.

Despite the introduction of new products and services and the growth of its ZoomTown.com initiative, the Local Communications Services segment reduced its core operating expenses by $4.9 million for the quarter and $5.7 million year-to-date. Although this segment incurred higher advertising and depreciation costs, its lower headcount, reduced spending on temporary labor sources and contract services, and lower computer programming expenses resulted in a net reduction in expense. As a measure of efficiency, access lines per telephone employee was increased from 342 to 362 during this period; a 6% improvement.

The Company incurred lower costs for Year-2000 programming during the second quarter of 1999. These costs totaled $1.3 million for the three months ended June 30, 1999, and $3.7 million year-to-date. In comparison to the same periods in the prior year, these costs decreased by 43% and 29%, respectively. Additional details regarding the Company's Year-2000 readiness appear later in this report.

Mandated telecommunications costs in 1998 were incurred by CBT to modify its network to accommodate connections with competing carriers and allow customers to maintain their telephone numbers when they switch local service providers. For the six-month period ended June 30, 1998, CBT incurred costs of $9.8 million. The program was

Form 10-Q Part I                                            Cincinnati Bell Inc.
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


completed during 1998. On February 1, 1999, CBT began to recover costs associated with this initiative through an FCC-authorized surcharge imposed on end-user customers.

Operating income was $51.8 million for the quarter, up 31% from $39.5 million in the second quarter of 1998. For the six-month period, operating income was $97.1 million; a 20% increase over the same period in the prior year. Excluding the operating loss of the wireless business, operating income increased 53% for the quarter and 43% year-to-date.

Interest and other expenses increased $1.6 million, or 21%, for the quarter, due largely to higher average debt levels associated with the acquisition of the wireless business. For the six-month period, interest and other expenses increased $5.2 million, or 41%.

Income taxes increased $7.3 million over the prior-year quarter, or 84%, as a function of higher pre-tax income. Year-to-date income tax expense increased $9.6 million, or 47%, versus the same period in 1998.

Income from continuing operations was $28.3 million, or $.20 per common share for the quarter; $53.0 million, or $.38 per common share year-to-date. These results reflect a 76% and 37% improvement versus the same periods in 1998. Excluding the $12.8 million year-to-date loss for the wireless business, income from continuing operations was $65.8 million, or $.47 per common share.

Form 10-Q Part I                                            Cincinnati Bell Inc.
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LOCAL COMMUNICATIONS SERVICES


                                                  THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
($ Millions)                                  1999       1998     CHANGE        %         1999       1998     CHANGE      %
                                              ----       ----     ------        -         ----       ----     ------      -
Revenues
     Local service                             $104.9     $100.9     $4.0       4        $208.8     $201.5      $7.3      4
     Network access                              46.8       45.7      1.1       2          92.6       90.3       2.3      3
     Other services                              34.4       31.5      2.9       9          66.3       61.6       4.7      8
                                               ------     ------   ------                ------     ------    ------
     Total                                      186.1      178.1      8.0       4         367.7      353.4      14.3      4

Costs and expenses:
Costs of providing services                      70.8       73.5    (2.7)     (4)         142.6      143.0      (.4)    ---
Selling, general and administrative              35.5       39.1    (3.6)     (9)          69.4       78.0     (8.6)   (11)
Depreciation and amortization                    27.7       26.3      1.4       5          55.3       52.0       3.3      6
Year 2000 programming costs                       1.3        2.3    (1.0)    (43)           3.7        5.2     (1.5)   (29)
Mandated telecommunications costs                 ---        5.4    (5.4)     ---           ---        9.8     (9.8)    ---
                                               ------     ------   ------                ------     ------    ------
     Total Costs and Expenses                   135.3      146.6   (11.3)     (8)         271.0      288.0    (17.0)    (6)

Operating income                                $50.8      $31.5   $ 19.3      61         $96.7      $65.4    $ 31.3     48

Operating margin                                27.3%      17.7%                          26.3%      18.5%

Access lines (In thousands)                     1,051      1,025       26       3         1,051      1,025        26      3
Minutes of use (In millions)                    1,111      1,046       65       6         2,253      2,099       154      7


The Local Communications Services segment provides local service, network access (including high-speed data transport), sales and installation of communications equipment, long distance, and other ancillary telecommunications services through its Cincinnati Bell Telephone subsidiary. Data networking and Internet-based services are provided through the Company's new ZoomTown.com subsidiary. Together, these two subsidiaries function as a fully integrated, wireline communications provider.

Revenues were $186.1 million and $367.7 million for the second quarter and six months of 1999, respectively, compared to $178.1 million and $353.4 million for the same periods in 1998. For the three months and six months ended June 30, 1999, revenues increased $8.0 million and $14.3 million, respectively, representing a 4% increase over both periods in 1998.

For the second quarter, local service revenues increased by $4.0 million over the prior year to $104.9 million, a 4% increase. Similarly, year-to-date local service revenues of $208.8 million were $7.3 million higher than the prior year, also a 4% increase. Local service revenues are increasing primarily due to increased usage of the Company's suite of custom calling services, new product bundling offers, access line growth, and data transport.

For the second quarter, network access revenues increased $1.1 million, or 2%, to $46.8 million. For the six-month period, network access revenues increased $2.3 million to $92.6 million, representing a 3% increase over the prior year. This increase was primarily due to growth in high-capacity digital services, and revenues associated with the recovery of mandated telecommunications costs (CBT began a recovery of these costs through a surcharge that began in February,
1999). Access minutes-of-use increased 6% for the quarter and 7% year-to-date; however, this was offset by a reduction in per-minute rates. These reductions took place pursuant to the price-cap rules of the Federal Communications Commission, and as part of the "Commitment 2000" plan approved by the Public Utilities Commission of Ohio (see further discussion in the "Regulatory Matters and Competitive Trends" section of Management Discussion and Analysis).

Form 10-Q Part I                                            Cincinnati Bell Inc.
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Revenues from other services increased $2.9 million for the quarter to $34.4 million, or 9%. For the six-month period, other services revenue increased $4.7 million to $66.3 million; 8% higher than in the prior year. Revenues from the Company's FUSE Internet access service increased 42% for the quarter and 58% year-to-date. Additional increases in the category are attributable to equipment sales, wiring installation and maintenance contracts, rent revenue, and the implementation of a late payment charge on delinquent customer accounts. Offsetting these revenue increases was an increase to the provision for loss on receivables of $0.6 million for the quarter, and $1.3 million year-to-date.

Total operating expenses of $135.3 million for the quarter were $11.3 million less than the same period last year, representing an 8% decrease. For the six-month period, operating expenses decreased 6% ($17.0 million) from $288.0 million to $271.0 million.

Costs of providing services decreased by approximately $2.7 million for the quarter, and $0.4 million year-to-date. This is primarily due to $2.3 million lower expenditures for payroll and temporary labor sources in the quarter and year-to-date that result from CBT's continuing efforts at increasing productivity. These efforts have resulted in a 5% increase in access lines per employee since the beginning of 1999.

Selling, general and administrative expenses decreased by approximately $3.6 million for the current quarter, with an $8.6 million decrease in this category year-to-date. Advertising expense increased approximately $1.5 million for the quarter, and $2.5 million year-to-date, in support of new calling services and the Company's ZoomTown.com Internet presence. Consulting and contract services were $3.1 million and $4.2 million lower for the quarter and six months, respectively, as CBT seeks to increase productivity through lower usage of external labor sources. Computer programming expenses and right-to-use fees decreased by $3.1 million for the quarter and $7.9 million year-to-date. This is due to a reduction in projects initiated, and the capitalization of approximately $3.0 million in internal use software as required by AICPA Statement of Position 98-1; $1.7 million of which was incurred in the second quarter (similar costs were expensed in prior year; see Note 7 of Notes to Financial Statements). Depreciation expense increased $1.4 million for the quarter and $3.3 million year-to-date as a function of higher telephone plant balances.

Year-2000 programming expenses were slightly lower than in the prior year, reflecting the progress previously made on critical systems. Current quarter expenditures of $1.3 million were $1.0 million less than in the prior year, with a similar reduction in year-to-date spending ($3.7 million versus $5.2 million in prior year). Mandated telecommunications costs decreased by $5.4 million for the quarter and $9.8 million for the six-month period, reflecting the completion of the local number portability initiative and initial interconnection expenses in 1998.

For the quarter, operating income improved by $19.3 million, or 61%, over the same period in the prior year. Similarly, year-to-date operating income increased $31.3 million, or 48%, over the first six months of 1998. This led to substantial gains in operating margin for the quarter and for the year, improving 54% and 42%, respectively, over the same periods in the prior year.

DIRECTORY SERVICES


                                                 THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
($ Millions)                                 1999       1998       CHANGE      %          1999       1998       CHANGE      %


Revenues                                       $18.3      $18.3        $---     ---         $36.4      $36.8       $(.4)    (1)

Costs and Expenses:
 Costs of providing services                     6.8        7.1        (.3)     (4)          13.5       14.2        (.7)    (5)
 Selling, general and administrative             4.8        4.9        (.1)     (2)           9.8        9.9        (.1)    (1)
                                            --------  ---------  ----------             ---------  ---------  ----------
   Total Costs and Expenses                     11.6       12.0       ( .4)     (3)          23.3       24.1        (.8)    (3)
                                            --------  ---------  ----------             ---------  ---------  ----------

Operating income                               $ 6.7      $ 6.3        $ .4       6         $13.1      $12.7        $ .4      3

Operating margin                               36.6%      34.4%                             36.0%      34.5%

The Directory Services segment is comprised of the operations of the Company's Cincinnati Bell Directory subsidiary, which publishes Yellow Pages directories and sells directory advertising and informational services in Cincinnati Bell Telephone's franchise area. These services are available to the customer via the traditional printed directory, an

Form 10-Q Part I                                            Cincinnati Bell Inc.
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Internet-based service known as "Cincinnati Exchange," or on CD-Rom.

Second quarter revenues of $18.3 million were equal to the prior year. Year-to-date revenues decreased $0.4 million, or 1%, reflecting the competitive environment that was in effect during the June 1998 sales campaign (directory services revenues are deferred and recognized over a twelve-month period).

Operating expenses decreased $0.4 million for the second quarter and $0.8 million year-to-date; a 3% decrease from the same periods in the prior year. These decreases are largely attributable to a more favorable sales commission rate, and lower costs of procuring business listings.

Operating income and operating margin were improved for both periods. Operating income improved by $.4 million for the quarter and year-to-date, representing a 6% and 3% improvement, respectively. Operating margins were improved in both periods, with the previously mentioned cost savings offsetting the lower revenues from the prior year sales campaign.

WIRELESS SERVICES

                                                THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
($ Millions)                                1999       1998      CHANGE       %          1999       1998      CHANGE     %
                                            ----       ----      ------       -          ----       ----      ------     -

Revenues                                      $20.7       ---        $20.7    ---          $35.9       ---       $35.9   ---

Costs and Expenses:
Costs of providing services                    14.7       ---         14.7    ---           26.0       ---        26.0   ---
Selling, general and administrative            11.0        .1         10.9    ---           21.1        .6        20.5   ---
Depreciation and amortization                   3.5       ---          3.5    ---            6.7       ---         6.7   ---
                                          ---------  --------  -----------            ----------  --------  ----------
  Total Costs and Expenses                     29.2        .1         29.1    ---           53.8        .6        53.2   ---
                                          ---------  --------  -----------            ----------  --------  ----------

Operating income (loss)                      $(8.5)      (.1)      $ (8.4)    ---       $ (17.9)    $ (.6)    $ (17.3)   ---

Operating margin                            (41.0)%       ---                            (49.9)%       ---


The Wireless Services segment holds the Company's Cincinnati Bell Wireless subsidiary (an 80%-owned venture with AT&T Wireless PCS, Inc.) which provides advanced digital personal communications services and sales of related communications equipment to both business and residential customers in its Greater Cincinnati and Dayton, Ohio operating areas. On January 1, 1999, the Company began including the results of its Cincinnati Bell Wireless subsidiary in its operating results, based on the acquisition that was consummated on December 31, 1998 (see Note 3). Accordingly, comparisons to the prior year do not yield meaningful results.

Revenues for the quarter were $20.7 million, up 36% from the $15.2 million reported for the first three months of 1999. Revenues grew faster than the Company's expectations, resulting in a commensurate increase in expenses, or $29.2 million for the quarter (a 19% increase over the $24.6 million reported in the first quarter). The operating loss of $8.5 million was within the Company's expectations for this period, and increased the operating loss for the year to $17.9 million. The net loss (which includes interest and income tax expense, offset by minority interest income) of $6.6 million for the quarter and $12.8 million year-to-date, is dilutive to the Company's earnings in the amount of $.05 and $.09 per common share, respectively.

The Company is in the start-up phase of this business. After the first six months of 1999, customer churn remains 1.37%, average revenue per user is $72, and cumulative subscribership stands at more than 88,000.

Form 10-Q Part I                                            Cincinnati Bell Inc.
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER COMMUNICATIONS SERVICES

                                             THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
($ Millions)                            1999       1998       CHANGE       %           1999       1998       CHANGE      %
                                        ----       ----       ------       -           ----       ----       ------      -

Revenues                                  $31.8      $25.8         $6.0      23          $62.4      $51.0       $11.4      22

Costs and Expenses:
Costs of providing services                20.5       16.8          3.7      22           40.9       32.3         8.6      27
Selling, general and administrative         8.9        6.1          2.8      46           16.5       11.7         4.8      41
Depreciation and amortization               1.5         .6           .9     150            2.8        1.5         1.3      87
                                      ---------   ---------       ------               --------   -------     -------

   Total Costs and Expenses                30.9       23.5          7.4      31           60.2       45.5        14.7      32
                                      ---------   ---------       ------               --------   -------     -------

Operating income                          $ 0.9      $ 2.3      $ (1.4)    (61)          $ 2.2      $ 5.5     $ (3.3)    (60)

Operating margin                           2.8%       8.9%                                3.5%      10.8%

The Other Communications Services segment comprises the operations of the Company's Cincinnati Bell Long Distance (CBLD), Cincinnati Bell Supply (CBS), and EnterpriseWise IT Consulting (EnterpriseWise) subsidiaries. CBLD resells long distance, voice, data, frame relay, and Internet access services to small- and medium-sized business customers mainly in six states. CBS sells new computers and resells telecommunications equipment in the secondary market, and EnterpriseWise provides network integration and consulting services.

For the quarter, revenues increased to $31.8 million; a $6.0 million, or 23%, increase versus the same period in the prior year. Year-to-date revenues of $62.4 million are $11.4 million higher than in the prior year; a 22% increase. The long distance operations contributed an increase of $0.9 million for the quarter and $1.9 million year-to-date, as an increase in billed minutes and revenues from the introduction of the new services described below, offset by lower rates necessitated by increasing competition. The equipment reseller benefited from new services and sales contracts, contributing an additional $1.9 million for the quarter and $4.3 million year-to-date. The network integration and consulting business provided additional revenue of $3.1 million for the quarter and $5.2 million year-to-date through its original sales channels and its acquisition of KSM Consulting (subsequently referred to as "EnterpriseWise") in October 1998.

Operating expenses increased $7.4 million for the quarter and $14.7 million year-to-date; 31% and 32% increases, respectively. Costs of providing services were approximately $4 million higher for the quarter and $9 million for the six-month period, with all subsidiaries experiencing increases due to higher sales volumes. Selling, general and administrative costs (SG&A) were $2.8 million higher for the quarter and $4.8 million year-to-date. However, the increase in SG&A expenses can be largely attributed to entry into new businesses by all subsidiaries within this segment. CBLD experienced a $1.4 million increase in SG&A for the quarter and $2.5 million year-to-date in support of its introduction of data transport, high-speed Internet, and local exchange services. An additional $.8 million for the quarter and $1.7 million year-to-date in SG&A expense is attributable to EnterpriseWise; a business that reported no SG&A costs for the first six months of 1998 due to its acquisition by the Company late in 1998. CBS incurred higher expenses to establish a new call center in support of a sales agency arrangement they have with a large equipment vendor.

Operating income of $0.9 million for the quarter was $1.4 million less than in the prior year. Similarly, operating income of $2.2 million year-to-date is $3.3 million less than in the prior year. Operating income was 61% lower for the quarter and 60% year-to-date, and is the result of the items discussed above.

Form 10-Q Part I                                            Cincinnati Bell Inc.
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER INCOME STATEMENT ITEMS

                                                THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
($ Millions)                                 1999       1998      CHANGE      %         1999       1998       CHANGE     %
                                             ----       ----      ------      -         ----       ----       ------     -

Wireless Venture Loss                         $   --      $7.0      $(7.0)     --      $  ---     $  8.7      $(8.7)   ---
Minority Interest                             $(1.8)      $ --      $(1.8)     --      $(4.1)     $   --      $(4.1)   ---
Other Expense, Net                            $  ---      $1.3      $(1.3)     --      $  ---     $  2.0      $(2.0)   ---
Interest Expense                              $  9.3      $6.4      $  2.9     45      $ 18.0     $ 10.8      $  7.2    67
Income Taxes                                  $ 16.0      $8.7      $  7.3     84      $ 30.2     $ 20.6      $  9.6    47

WIRELESS VENTURE LOSS AND MINORITY INTEREST - In 1998, the Company agreed to fund losses during the period of time that the wireless business was operated by AT&T PCS. Accordingly, an $8.7 million loss was recorded and shown in the Consolidated Statements of Income and Retained Earnings under the caption "Wireless Venture Loss"; $7.0 million of which was reflected in the second quarter of 1998. With the Company's acquisition of the 80% ownership interest in this business on December 31, 1998, current year results for the wireless business are now reflected in the operating results of the Company. In 1999, the Company has recorded $4.1 million in minority interest income in order to recognize AT&T PCS' 20% ownership interest in the operating loss of the wireless business; $1.8 million of which was reflected in the second quarter. Due to the distinction between these two accounting methods, comparisons to prior year do not yield meaningful results.

INTEREST AND OTHER EXPENSE - Interest and other expense increased $1.6 million for the quarter, or 21%, and $5.2 million year-to-date, or 41%. These increases are largely attributable to higher average debt levels associated with the acquisition of the wireless business.

INCOME TAXES - Income taxes of $16.0 million for the quarter increased by $7.3 million over the same period in 1998, representing an 84% increase. For the six-month period, income taxes of $30.2 million are $9.6 million higher than in the prior year; a 47% increase. The effective composite tax rate for both quarters was 36.3%, as compared to approximately 35% in the prior year. The Company believes that the effective tax rate is a sustainable rate for 1999. The Company monitors this rate and adjusts it periodically as conditions warrant. In 1999, income tax expense reflects a $7.2 million tax benefit associated with the net loss of the Company's wireless business.

Form 10-Q Part I                                            Cincinnati Bell Inc.
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY
The proposed merger with IXC will significantly alter the Company's capital structure and capital requirements. Effective with the closing of the merger, the Company will assume approximately $1 billion in IXC's net debt and preferred stock. Furthermore, the completion of IXC's Gemini 2000 fiber-optic network, combined with IXC's operating losses and the Company's own investment in new and existing businesses, will significantly increase the amount of cash needed by the Company in Year 2000 and beyond.

The sale of $400 million of the Company's convertible subordinated debentures to Oak Hill Capital Partners, L.P. has provided additional working capital to the Company. These bonds bear a coupon rate of 6.75% per annum, and are initially convertible at a price of $29.89 per share of Cincinnati Bell common stock. As of the date of this filing, approximately $231 million of the proceeds of this sale have been used by the Company to liquidate all of its outstanding commercial paper. The Company is also currently engaging in a stock repurchase program that has resulted in the purchase of the Company's common stock, requiring approximately $52 million of the $200 million authorized for this program. Although $200 million has been authorized for the buyback of the Company's common shares (see Note 9 of Notes to Financial Statements), the Company may purchase considerably less than that based on market conditions. Furthermore, the Company has purchased 4,999,345 IXC common shares held by General Electric Pension Trust, requiring $250 million of the proceeds. The excess of these cash requirements over the cash provided by sale of the debentures was provided by an interim banking facility established by the Company.

Pending the results of a current review of the Company's credit ratings, it is unlikely that the Company will be able to utilize the $200 million remaining from the shelf registration filed with the Securities and Exchange Commission in October 1998. In response to that probability, the Company has established interim financing until a permanent credit facility is established.

Regarding future cash requirements, it should also be noted that the aforementioned $400 million in convertible subordinated debentures could be exchanged for stock of the combined company at a future date. This is discussed further in Note 9 of the Notes to Financial Statements and Item 2, Part II of this Report on Form 10-Q.

CASH FLOW
Income from continuing operations, adjusted for non-cash expenses, was $126 million for the first six months of 1999 compared to $98 million in 1998; a $28 million increase. Receivables grew at a smaller rate in 1999 than in 1998, contributing an additional $9 million versus the prior year. Accounts payable and accrued liabilities decreased approximately $39 million versus the prior year, largely due to the liquidation of prior year liabilities for the wireless venture. An increase in other assets and liabilities in 1999 served to reduce cash flows by $26 million. As a result of the above, cash provided by operating activities equaled $61 million; $24 million less than the $85 million during the same period in 1998.

The Company's significant investing activities were capital expenditures and acquisitions. Through the first six months of 1999, capital expenditures were approximately $92 million (less acquisitions); a $7 million increase versus the prior year. This net increase resulted from increased investment in the infrastructure of the Company's wireless business. In the current year, acquisitions totaled $16 million due to the Company's purchase of a long distance reseller, the investment in an eCommerce vendor, and additional investment in the wireless business (see Note 2 of Notes to Financial Statements). No such acquisitions took place in the first six months of 1998. Capital expenditures for 1999, including capitalization of software as required by AICPA Statement of Position 98-1, are estimated to be $190 million, excluding acquisitions.

In order to fund the items noted above and make dividend payments to its shareholders, the Company incurred an additional $64 million in short-term debt in 1999. Dividends paid to shareholders were $27 million for the first six months of 1999 and 1998. As part of its proposed merger with IXC Communications, Inc., the Company has announced that it will discontinue dividend payments after the dividend payment on August 3, 1999. At current levels, this will provide approximately $14 million per quarter in reduced cash requirements.

BALANCE SHEET
The $6 million decrease in cash and cash equivalents is attributable to the items discussed above. Although the Company increased its provision for doubtful accounts, net receivables increased $11 million as a function of higher revenues. Inventory levels increased by $1 million primarily due to the increased requirement for handsets sold by the

Form 10-Q Part I                                            Cincinnati Bell Inc.
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Company's wireless business. Goodwill and other intangibles increased as a result of the acquisition of a long-distance reseller and the adjustment to the purchase price for the wireless business (see Note 3). The $29 million increase in property, plant and equipment and the $64 million increase in short-term debt are discussed in more detail above. The $9 million increase to common stock outstanding and additional paid in capital is the result of stock option exercises which resulted in $5 million in incremental cash flow to the Company.

CAPITALIZATION
As of the date of this filing, the Company maintains the following debt and corporate credit ratings:

                                                                        Duff & Phelps
                                                     Standard and       Credit Rating     Moody's Investor
Entity              Description                         Poor's             Service             Service
------              -----------                         ------             -------             -------
CBI                 Senior Unsecured Debt                  A                  A                   A3
CBI                 Corporate Credit Rating                A                 ---                  A3
CBI                 Commercial Paper                      A-1                D-1                 P-2
CBT                 Senior Unsecured Debt                 AA-                AA-                 A-2

Each of the aforementioned ratings services have placed the Company's ratings under review for a possible downgrade in response to the July 21, 1999 announcement of a definitive merger agreement between the Company and IXC Communications, Inc. As of the date of this filing, the Company is not aware of any changes to these ratings.

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

KENTUCKY - On June 29, 1998, CBT filed an application with the Public Service Commission of Kentucky (PSCK) seeking approval of an alternative regulation plan similar to the Commitment 2000 plan approved by the PUCO in Ohio. On January 25, 1999, the PSCK issued an order approving the Kentucky alternative regulation plan with certain modifications. One of the modifications was the adoption of an earnings-sharing provision whereby customers would receive one-half of earnings on equity in excess of 13.5%. The PSCK also ordered that residential rates be frozen for three years and required rate reductions of approximately $3 million per year versus current rates. On February 12, 1999, CBT filed a petition seeking rehearing of the PSCK's January 25, 1999 order. On July 26, 1999, the PSCK issued an order which eliminated the automatic earnings-sharing provision and revised the required rate reductions to $2.3 million per year, instead of the $3 million per year previously ordered.

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

CBT's current and potential competitors include other incumbent local exchange carriers, wireless services providers, interexchange carriers, competitive local exchange carriers and others. To date, CBT has signed various interconnection agreements with competitors and approximately 5,700 net access lines have been transferred to competitors.

The Company's other subsidiaries face intense competition in their markets, principally from larger companies. These subsidiaries primarily seek to differentiate themselves by leveraging the strength and recognition of the Company brand equity, by providing customers with superior service and by focusing on niche markets and opportunities to develop and market customized packages of services.

CBD's competitors are directory services companies, newspapers and other media advertising services providers in the Cincinnati metropolitan market area. CBD now competes with its former sales representative for Yellow Pages directory customers. This competition may affect CBD's ability to grow or maintain profits and revenues.

CBW is one of six active wireless service providers in the Cincinnati and Dayton, Ohio metropolitan market areas.

CBLD's competitors include interexchange carriers and certain local exchange companies. As evidenced by its acquisition of Discounted Long Distance, CBLD is now expanding its reach into other markets. In addition to long distance and local exchange services, CBLD is also offering new services such as data transport. CBS's competitors include vendors of new and used computer and communications equipment operating regionally and across the nation. EnterpriseWise competes with Intranet hardware vendors, wiring vendors, and other integration and consulting businesses.

The Company's proposed merger with IXC is a response to these competitive pressures and represents a belief that the Company's reputation for quality service and innovative products can be successfully exported outside of its current franchise area. The Company plans to blend its provisioning and marketing expertise with IXC's next-generation, fiber-optic network to introduce advanced calling and data transport services throughout the U.S. The Company hopes to retain market share with respect to its current service offerings, and pursue rapid growth in data transport services. The Company also expects that each of its current subsidiaries would benefit from this business combination through the addition of new potential customers, sales channels, and markets.

YEAR 2000 PROGRAMMING  -

Since 1996, the Company has devoted significant time and resources to achieve Year-2000 (Y2K) compliance.

A Steering Committee, chaired by a Senior Vice President of the Company, and composed of upper-level management personnel, sets the direction and monitors the activity of the Y2K Program Management Office (PMO). The PMO's responsibility is to make CBT Y2K compliant and to provide oversight for the Company's other subsidiaries as they track the status of their Y2K projects. In addition to internal Y2K activities, the PMO is communicating with suppliers and clients with which CBT's systems interface or rely upon, to determine their progress toward Y2K compliance.

For the first six months of 1999 and 1998, the Company incurred Y2K expenses of $3.7 million and $5.2 million, respectively. Y2K expenses in 1999 are estimated to be in the range of $5 million to $8 million.

CBT and the rest of the Company's subsidiaries have completed all remediation, replacement, and compliance testing efforts for critical components of its Network, Facilities, and Information Technology. Each of the Company's subsidiaries will spend the remainder of the year performing additional enterprise testing and testing interfaces with outside business partners. Work will continue with suppliers and business partners to monitor their progress.

Form 10-Q Part I                                            Cincinnati Bell Inc.
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CBT will also be testing and refining its contingency plans working with the U.S. Government's National Communications System, National Telecommunications Alliance (NTA), and Telco Year 2000 Forum members. These organizations will link to other communications companies through the Alerting and Coordinating Network, a private emergency network built by the major communications carriers and managed by the NTA. The Communications/Command Center will monitor and report on the status of the telecommunications industry across the world during the rollover period.

Although the Company anticipates minimal business disruption as a result of the century change, failure to ready the Company's software and systems for the Year 2000 or preparing adequate plans to avoid business interruption would have a material adverse impact on the Company. This material adverse effect could include a disruption to the provision of services to its customers and damaged customer relationships, which could result in lost revenues or material contractual penalties.

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

Form 10-Q Part II                                           Cincinnati Bell Inc.


ITEM 1.  LEGAL PROCEEDINGS

As of the date of this filing, five purported stockholder class action suits were filed in the Delaware Court of Chancery against IXC and certain present and former members of IXC's Board of Directors in connection with the announcement of the proposed merger between the Company and IXC. The Company was also named as a defendant in one of these suits. These complaints allege, among other things, that the defendants have breached their fiduciary duties to IXC's stockholders by failing to maximize stockholder value in connection with entering into the merger agreement. The complaints seek, among other things, a court order enjoining completion of the merger. The Company believes that the complaints are without merit and intends to defend vigorously against the complaints.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 21, 1999, Oak Hill Capital Partners, L.P. purchased $400 million of the Company's convertible subordinated debentures. These bonds bear a coupon rate of 6.75% per annum, and are initially convertible at a price of $29.89 per share of Cincinnati Bell common stock. Conversion can take place after the waiting period under the Hart-Scott-Rodino Act has been terminated or expired, or the consummation of the merger with IXC, whichever occurs later. Conversion can also take place upon a change of corporate control or pursuant to certain "prepayment events".

As of the date of this filing, approximately $231 million of the proceeds of the sale of the subordinated debentures to Oak Hill have been used by the Company to liquidate all of its outstanding commercial paper. The Company is also currently engaging in a stock repurchase program that has resulted in the purchase of the Company's common stock. Additionally, the Company has purchased the 4,999,345 IXC common shares held by General Electric Pension Trust. The combination of these two stock purchase initiatives has required approximately $302 million of the proceeds. The excess of these cash requirements over the cash provided by sale of the debentures was provided by an interim banking facility established by the Company.

The Company did not employ an underwriter or placement agent in connection with the issuance of these securities, nor did it pay fees or incur discounts associated with the sale of these securities. The Company claims exemption from registration of these securities pursuant to Regulation D of the Securities and Exchange Commission's Rule 501.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was conducted on April 26, 1999. At this meeting, shareholders voted on:

(i)      Election of three directors for terms expiring in 2002,
(ii) Amendment of the Company's Articles of Incorporation to reduce the par value of common shares and the stated capital of the Company,
(iii) Appointment of PricewaterhouseCoopers LLP as independent accountants for audit of the Company's financial statements, and
(iv)     A shareholder proposal requiring the annual election of all directors.

James D. Kiggen was elected as a director with 117,360,058 common shares voting for election and 1,492,100 shares voting against election. Daniel J. Meyer was elected as a director with 117,479,960 common shares voting for election and 1,372,198 shares voting against election. Mary D. Nelson was elected as a director with 117,517,617 common shares voting for election and 1,334,541 shares voting against election.

The proposal to amend the Company's Articles of Incorporation to reduce the par value of common shares to $.01 and the stated capital of the Company was approved with 115,003,724 common shares voting for the proposal, 2,387,617 common shares voting against the proposal, and 1,460,817 common shares which were abstentions or broker non-votes.

PricewaterhouseCoopers LLP was ratified as the Company's independent accountants with 117,511,018 common shares voting for ratification, 629,555 common shares voting against ratification, and 711,585 common shares which were abstentions or broker non-votes.

The shareholder proposal to declassify the Board of Directors and require annual election of all directors was not adopted, with 39,370,023 common shares voting for the proposal, 61,207,741 common shares voting against the proposal, and 18,274,394 common shares which were abstentions or broker non-votes.

Regarding (ii) above, the Company has effected a change to the par value of common stock and the stated capital in accordance with the amendment of the Articles of Incorporation. Accordingly, amounts for common stock and additional paid in capital have been restated for all periods covered by this Quarterly Report.

Form 10-Q Part II                                           Cincinnati Bell Inc.

ITEM 5.  OTHER INFORMATION

Other information pertaining to the Company, and its proposed merger with IXC, can be found on the Company's Forms 8-K described in Item 6(b).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.

           The following is filed as an Exhibit to Part I of this Form 10-Q:

           Exhibit
           Number

           (10)(iii)(A)(1)      Employment Agreement effective April 9, 1999,
                                between the Company and Richard S. Pontin.

           27                   Financial Data Schedule

(b)        Reports on Form 8-K.

           (i) Form 8-K, date of report April 9, 1999, reporting that Richard S. Pontin became President and Chief Operating Officer of Cincinnati Bell Telephone Company, a wholly owned subsidiary of Cincinnati Bell Inc.

           (ii) Form 8-K, date of report July 21, 1999, reporting that Cincinnati Bell Inc. had reached a definitive merger agreement with IXC Communications, Inc.

           (iii) Form 8-K, date of report July 23, 1999, supplying various agreements relating to the proposed merger between Cincinnati Bell Inc. and IXC Communications, Inc.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             Cincinnati Bell Inc.






Date:  August 16, 1999                       /s/ Kevin W. Mooney
       -----------------                     ---------------------------
                                             Kevin W. Mooney
                                             Chief Financial Officer