Form 10-Q
period 1999-09-30
CINCINNATI BELL INC /OH/
filed 1999-11-15
CIK 716133

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

              __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from ________ to _______.

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

     At October 31, 1999, 130,158,724 Common Shares were outstanding.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                         PART I - FINANCIAL INFORMATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 (Millions of Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                                                    Three Months           Nine Months
                                                                 Ended September 30,   Ended September 30,
                                                                 -------------------   -------------------
                                                                   1999       1998       1999       1998
                                                                 -------    --------   -------    --------
Revenues:

  Local Communications Services ..............................   $ 189.1    $ 179.5    $ 556.8    $ 532.9
  Directory Services .........................................      18.9       18.0       55.3       54.8
  Wireless Services ..........................................      25.8         --       61.7         --
  Other Communications Services ..............................      32.7       28.4       95.1       79.4
  Intersegment ...............................................      (4.1)      (3.3)     (10.7)      (8.5)
                                                                 -------    -------    -------    -------
     Total Revenues ..........................................     262.4      222.6      758.2      658.6

Costs and Expenses

  Cost of providing services and products sold ...............     112.1       91.8      329.0      274.0
  Selling, general and administrative ........................      58.2       51.9      171.4      156.0
  Depreciation and amortization ..............................      33.3       28.4       98.2       82.4
  Year 2000 programming costs ................................       0.5        2.5        4.2        7.7
  Mandated telecommunications costs ..........................        --        0.9         --       10.7
                                                                 -------    -------    -------    -------
    Total Costs and Expenses .................................     204.1      175.5      602.8      530.8

Operating Income .............................................      58.3       47.1      155.4      127.8
Wireless Venture Loss ........................................        --        7.5         --       16.2
Minority Interest ............................................      (1.7)        --       (5.8)        --
Other Expense (Income), Net ..................................       (.5)      (0.4)      (0.5)       1.6
Interest Expense .............................................      13.9        7.0       31.9       17.8
                                                                 -------    -------    -------    -------
Income From Continuing Operations Before Income Taxes ........      46.6       33.0      129.8       92.2
Income Taxes .................................................      16.8       12.0       47.0       32.6
                                                                 -------    -------    -------    -------
Income From Continuing Operations ............................      29.8       21.0       82.8       59.6
Discontinued Operations, Net of Taxes ........................        --       27.4         --       54.1
                                                                 -------    -------    -------    -------
Net Income ...................................................      29.8       48.4       82.8      113.7
                                                                 -------    -------    -------    -------
Other comprehensive income, net of tax:

 Unrealized gain on investments ..............................      11.6       (2.1)      11.6       (2.1)
 Foreign currency translation adjustments ....................        --       (1.0)        --       (2.7)
                                                                 -------    -------    -------    -------
   Total other comprehensive income ..........................      11.6       (3.1)      11.6       (4.8)
                                                                 -------    -------    -------    -------
Comprehensive income .........................................   $  41.4    $  45.3    $  94.4    $ 108.9
                                                                 -------    -------    -------    -------
Basic Earnings Per Common Share:

  Income from Continuing Operations ..........................       .22        .15        .61        .44
  Income from Discontinued Operations, Net of Taxes ..........       --         .21         --        .40
                                                                 -------    -------    -------    -------
  Net Income .................................................   $   .22    $   .36    $   .61    $   .84

Diluted Earnings Per Common Share:

  Income from Continuing Operations ..........................       .22        .15        .59        .43
  Income from Discontinued Operations, Net of Taxes ..........        --        .20         --        .39
                                                                 -------    -------    -------    -------
  Net Income .................................................   $   .22    $    35    $   .59    $   .82

Dividends Declared Per Common Share ..........................   $    --    $   .10    $   .20    $   .30

Average Common Shares Used for Earnings Per Share Calculations
(millions)

  Basic ......................................................     134.1      136.0      135.8      135.9
  Diluted ....................................................     137.7      138.1      139.7      138.3

Retained Earnings

  Beginning of Period ........................................   $  25.8    $ 259.9    $    --    $ 221.9
  Net Income .................................................      29.8       48.4       82.8      113.7
  Common Share Dividends Declared ............................        --      (13.7)     (27.2)     (41.0)
  Other ......................................................        --        1.8         --        1.8
                                                                 -------    -------    -------    -------
  End of Period ..............................................   $  55.6    $ 296.4    $  55.6    $ 296.4
                                                                 -------    -------    -------    -------

Accumulated Other Comprehensive Income:

  Beginning of Period ........................................   $  (6.7)   $  (9.8)   $  (6.7)   $  (8.1)
  Unrealized gain on investments .............................      11.6       (2.1)      11.6       (2.1)
  Foreign currency translation adjustments ...................        --       (1.0)        --       (2.7)
                                                                 -------    -------    -------    -------
  End of period ..............................................   $   4.9    $ (12.9)   $   4.9    $ (12.9)
                                                                 -------    -------    -------    -------

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)

                                                                           (Unaudited)
                                                                           September 30,     December 31,
                                                                               1999              1998
                                                                          ---------------   --------------
ASSETS

Current assets:
  Cash and cash equivalents..........................................     $        3.4       $      10.1
  Receivables, less allowances of $18.6 and $12.0....................            146.2             138.0
  Material and supplies..............................................             20.5              16.9
  Deferred income taxes..............................................             21.1              13.8
  Prepaid expenses and other current assets..........................             21.6              18.6
                                                                          ------------      ------------
          Total current assets.......................................            212.8             197.4

Property, plant and equipment - net..................................            748.5             698.2
Goodwill and other intangibles.......................................            109.0             103.3
Investment in unconsolidated entities................................            272.7               2.5
Deferred charges and other assets....................................             89.4              39.6
                                                                          ------------      ------------
Total Assets.........................................................     $    1,432.4       $   1,041.0
                                                                          ============      ============

LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:

  Debt maturing in one year..........................................     $      221.8       $     186.2
  Accounts payable and accrued liabilities...........................            131.8             133.5
  Accrued taxes......................................................             41.7              40.6
  Advance billing and customers' deposits............................             28.3              26.8
  Other current liabilities..........................................             14.3              18.2
                                                                          ------------      ------------
          Total current liabilities..................................            437.9             405.3

Long-term debt.......................................................            766.1             366.8
Deferred income taxes................................................             57.3              15.3
Other postretirement benefits........................................             45.7              47.5
Other long-term liabilities..........................................             40.1              64.0
                                                                          ------------      ------------

          Total liabilities..........................................          1,347.1             898.9
                                                                          ------------      ------------

Shareowners' Equity

  Preferred shares-no par value; 5,000,000 shares authorized:
     no shares issued and outstanding................................            ---               ---
  Common shares-$.01 par value; 480,000,000 shares authorized;
     130,698,076 and 136,381,309 shares issued and outstanding.......              1.4               1.4
  Additional paid-in capital.........................................            157.7             147.4
  Treasury shares....................................................           (134.3)            ---
  Retained earnings..................................................             55.6             ---
  Accumulated other comprehensive income (loss)......................              4.9              (6.7)
                                                                          ------------      ------------
          Total shareowners' equity..................................             85.3             142.1
                                                                          ------------      ------------
Total Liabilities and Shareowners' Equity............................     $    1,432.4         $ 1,041.0
                                                                          ============      ============

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                            -------------------
                                                                                             1999         1998
                                                                                            ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................................................  $   82.8     $  113.7
Less: income from discontinued operations, net of taxes.................................       ---         54.1
                                                                                          --------     --------
Net income from continuing operations...................................................      82.8         59.6

 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization........................................................      98.2         82.4
   Provision for loss on receivables....................................................      11.6          9.5
Changes in assets and liabilities net of effects from acquisitions and disposals:
   Decrease (increase) in receivables...................................................     (19.8)       (28.9)
   Decrease (increase) in other current assets..........................................      (6.7)        (7.0)
   Increase (decrease) in accounts payable and accrued liabilities......................      (1.7)        67.5
   Increase (decrease) in other current liabilities.....................................      (1.3)       (42.6)
   Decrease (increase) in deferred income taxes and unamortized
    investment tax credits - net........................................................      (0.9)        12.4
   Decrease (increase) in other assets and liabilities-net..............................     (10.2)       (16.1)
                                                                                          --------     --------
     Net cash provided by operating activities..........................................     152.0        136.8
                                                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures-telephone plant.................................................     (99.9)      (105.4)
   Capital expenditures-other...........................................................     (47.9)       (13.1)
   Acquisitions (including costs of IXC merger).........................................     (24.3)       ---
   Purchase of treasury shares..........................................................    (134.3)        ---
   Purchase of available-for-sale equity securities.....................................      (2.0)        ---
   Purchase of common stock of IXC Communications, Inc..................................    (250.0)        ---
   Other, net...........................................................................       ---         0.5
                                                                                          --------     --------
     Net cash used in investing activities..............................................    (558.4)      (118.0)
                                                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in short-term debt...........................................      35.6          9.5
   Repayment of long-term debt..........................................................      (0.7)         0.1
   Issuance of new long-term debt.......................................................     400.0          ---
   Issuance of common shares............................................................       5.9          4.9
   Dividends paid.......................................................................     (41.1)       (41.0)
                                                                                          --------     --------
     Net cash provided by (used in) financing activities................................     399.7        (26.5)
                                                                                          --------     ---------
     Net cash provided by (used in) discontinued operations.............................       ---         (.7)
                                                                                          --------     --------
Net increase in cash and cash equivalents...............................................      (6.7)        (7.7)

Cash and cash equivalents at beginning of period........................................      10.1          7.8
                                                                                          --------     --------
Cash and cash equivalents at end of period..............................................  $    3.4    $      .1
                                                                                          ========    =========
Cash paid for:
  Interest (net of amount capitalized)..................................................  $   16.1      $  16.9
  Income taxes..........................................................................  $   41.1      $  41.9

See Notes to Financial Statements.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(1) BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Cincinnati Bell Inc. and its wholly owned subsidiaries (the Company). The Company is a diversified telecommunications company with principal businesses in four industry segments: Local Communications Services, Directory Services, Wireless Services and Other Communications Services.

         The Local Communications Services segment provides local telephone service, network access, high-speed data transport, Internet access, communications equipment, long distance, and other ancillary telecommunications services through its Cincinnati Bell Telephone subsidiary. Data networking and Internet-based services are provided through the Company's new ZoomTown.com subsidiary. Together, these two subsidiaries function as a fully integrated, wireline communications provider.

         The Directory Services segment is comprised of the operations of the Company's Cincinnati Bell Directory subsidiary, which publishes Yellow Pages directories and sells directory advertising and informational services primarily to business customers in Cincinnati Bell Telephone's franchise area.

         The Wireless Services segment is comprised of the operations of Cincinnati Bell Wireless LLC (an 80%-owned venture with AT&T Wireless PCS, Inc.), which provides advanced digital personal communications services and related communications equipment in Cincinnati and Dayton, Ohio.

         The Other Communications Services segment holds the Company's Cincinnati Bell Long Distance (CBLD), Cincinnati Bell Supply (CBS), and EnterpriseWise IT Consulting (EnterpriseWise) subsidiaries. CBLD resells long distance, Internet access, data services and communications equipment to small- and medium-sized business customers. CBS resells telecommunications equipment in the secondary market and sells new computers. EnterpriseWise provides network integration and consulting services.

         Effective November 15, 1999, the Company notified the New York Stock Exchange that it would begin doing business as BroadWing Inc. and, accordingly, requested that its stock ticker symbol be changed from CSN to BRW, also effective November 15, 1999.

         The consolidated financial statements of Cincinnati Bell Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Notes 2 and 3. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on overall financial results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The December 31, 1998 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

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

(3) ACQUISITIONS - On November 9, 1999, the Company completed its acquisition of IXC Communications, Inc. (IXC), a leading nationwide next-generation fiber network carrier providing advanced telecommunications services. IXC is headquartered in Austin, Texas. Further discussion of this matter follows in Note 11 of the Notes to Financial Statements.

         As a result of the Company's acquisition of an 80% interest in a PCS wireless business on December 31, 1998, the Company now includes the results of its Cincinnati Bell Wireless subsidiary in its operating results. Of the $173 million purchase price, $162 million was recorded on December 31, 1998, with an additional $11 million adjustment recorded in the first quarter of 1999 as a result of the determination of the final purchase price. The Company has recorded approximately $85 million of goodwill and other intangibles that will be amortized over a period ranging from 20 to 40 years.

(4) INVESTMENT IN UNCONSOLIDATED ENTITIES - In May 1999, the Company invested $2.0 million in the convertible preferred stock of Purchase Pro International, Inc. (Purchase Pro) prior to the initial public offering (IPO) of its equity securities in June 1999. Effective with Purchase Pro's IPO, this investment has now been converted to 571,429 shares of publicly traded common stock (NASDAQ ticker symbol PPRO having a market value of $19.9 million at September 30, 1999.
         This investment is classified as an available-for-sale security under the provisions of Statement of Financial Accounting
         Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the Company recorded an unrealized holding gain of $11.6 million, net of tax, in comprehensive income and has adjusted the carrying value of this investment.

         As discussed in the Company's Form 10-Q for the quarterly period ended June 30, 1999, the Company has, as part of its merger with IXC, acquired approximately five million shares of IXC common stock from General Electric Pension Trust. The aggregate purchase price of $250 million is currently being carried on the Company's books at cost. The Company will record the effect of this investment (which constituted approximately 13% ownership of IXC) by restating its third quarter 1999 earnings to include its pro-rata share of IXC's third quarter 1999 net loss.

(5) LONG-TERM DEBT - In July 1999, pursuant to a private placement, the Company sold $400 million of 10-year convertible subordinated debentures to Oak Hill Capital Partners, L.P. These notes are convertible into common stock of Cincinnati Bell at a price of $29.89 per common share at the option of the holder. For as long as this debt is outstanding, these notes bear a coupon rate of 6.75% per annum with the associated interest expense being added to the debt principal amount (commonly referred to as "payment in kind", or PIK). Payment in kind will take place for a five-year period, assuming that Oak Hill does not exercise conversion rights prior to that time. On November 9, 1999, the Company filed a registration statement for these notes on Form S-3 with the Securities and Exchange Commission.

         The Company had previously guaranteed a revolving credit facility with a capacity of $310 million on behalf of IXC in anticipation of the Company's merger with IXC. Of this $310 million capacity, approximately $150 million had been drawn by IXC on September 30, 1999. The Company refinanced this amount on November 9, 1999, the merger closing date, with funds drawn from a new credit facility further described below.

         Concurrent with the close of the merger, the Company entered into a $1.8 billion credit facility consisting of a five-year term loan and a five-year revolving credit line with equal capacities of $900 million. As of the date of this filing, the Company has used approximately $700 million of the term loan to refinance its previously existing debt, as well as IXC's outstanding debt at the merger closing date (approximately $391 million). To date, the Company has not drawn from the revolving credit line. Terms and conditions of this new credit facility are still subject to change during the bank syndication process. The Company expects this process to conclude on or near November 29, 1999.

         Also concurrent with the close of the merger, the Company assumed approximately $600 million of IXC's additional debt. This debt, in combination with the $391 million described above, represents the approximately $1 billion in net debt of IXC previously disclosed in connection with announcement of the merger agreement on July 21, 1999.

 (6) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information, in millions of dollars, is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:

                                                                     Three Months            Nine Months Ended
                                                                  Ended September 30,           September 30,
                                                                  ------------------         -----------------
                                                                   1999        1998           1999         1998
                                                                  ------      ------         ------       ------
         Revenues                                                 $189.1      $179.5         $556.8       $532.9

         Costs and Expenses:
            Costs of providing services and products sold           71.9        74.9          214.5        217.9
            Selling, general and administrative                     34.1        37.2          103.5        115.3
            Depreciation and amortization                           28.0        26.9           83.3         78.8
            Year 2000 programming costs                              0.5         2.5            4.2          7.7
            Mandated telecommunications costs                        ---         0.9            ---         10.7
                                                                  ------      ------         ------       ------
              Total Costs and Expenses                             134.5       142.4          405.5        430.4
                                                                  ------      ------         ------       ------
         Operating Income                                           54.6        37.1          151.3        102.5

         Net Income                                                $32.0       $20.8          $88.1        $57.7


         "Year 2000 programming costs" refers to costs incurred in order to ready the Company's network, facilities, and internal computer systems for the advent of the new millennium. "Mandated telecommunications costs" refers to costs that were necessary to modify CBT's network to accommodate connections with competing carriers, and allow customers to maintain their telephone numbers when they switch local service providers. Year 2000 and mandated telecommunications costs decreased net income by $2.7 million and $12.1 million for the nine months ended September 30, 1999 and 1998, respectively.

                                                               September 30,    December 31,
         MILLIONS OF DOLLARS                                       1999             1998
         -------------------                                    ----------       ----------
         Current Assets.....................................    $    153.2        $   151.6
         Telephone Plant-Net................................         589.3            580.8
         Other Noncurrent Assets............................          35.9             17.1
                                                                ----------       ----------
         Total Assets.......................................    $    778.4        $   749.5
                                                                ==========        =========

         Current Liabilities................................    $    154.8        $   144.2
         Noncurrent Liabilities.............................          52.9             38.7
         Long-Term Debt.....................................         316.5            317.1
         Shareowner's Equity................................         254.2            249.5
                                                                ----------       ----------
         Total Liabilities and Shareowner's Equity..........    $    778.4      $     749.5
                                                                ==========      ===========


(7) CONTINGENCIES - The Company is from time to time subject to routine complaints incidental to its business. The Company believes that the results of any complaints and proceedings will not have a material adverse effect on the Company's financial condition.

         On March 24, 1999, CBT was served with a copy of a complaint filed with the Public Utilities Commission of Ohio (PUCO) by Time Warner Telecom of Ohio, L.P. (Time Warner). The complaint seeks a determination that internet service provider (ISP) traffic is "local traffic" under the parties' August 1, 1997 interconnection agreement, and that CBT is required to pay reciprocal compensation to Time Warner for calls placed by CBT customers to ISPs who obtain local service from Time Warner. On April 12, 1999, CBT responded by denying the essential allegations contained in the complaint. A hearing on this matter took place on July 27, 1999. The Company and Time Warner subsequently settled the case prior to issuance of a PUCO order.

         On July 23, 1999, the Company was named as a defendant in a lawsuit filed against IXC Communications, Inc., the Company's merger partner. A further discussion of this and other matters follows in Note 11 of the Notes to Financial Statements, and in Item 1, Part II of this Quarterly Report on Form 10-Q.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(8) EARNINGS PER SHARE - Basic earnings per share is based upon the average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if common stock equivalents were exercised. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations for the following periods:

                                                                                    Three Months Ended     Nine Months Ended
       Dollars and shares in millions (except per share amounts)                       September 30,         September 30,
                                                                                    ------------------     -----------------
                                                                                      1999       1998      1999       1998
                                                                                      ----       ----      ----       ----
       Basic earnings per share:

         Income from continuing operations                                          $  29.8    $  21.0    $  82.8    $  59.6
         Average common shares outstanding                                            134.1      136.0      135.8      135.9
                                                                                    -------    -------    -------    -------
             Basic earnings per share from continuing operations                    $   .22    $   .15    $   .61    $   .44
                                                                                    -------    -------    -------    -------
       Diluted earnings per share:

         Income from continuing operations                                          $  29.8    $  21.0    $  82.8    $  59.6
         Effect of dilutive securities:
           Average common shares, basic earnings per share calculation                134.1      136.0      135.8      135.9
           Stock options                                                                2.8        1.5        3.1        1.8
           Stock-based compensation arrangements                                         .8         .6         .8         .6
                                                                                    -------    -------    -------    -------
           Average common shares, fully diluted                                       137.7      138.1      139.7      138.3
                                                                                    -------    -------    -------    -------
             Diluted earnings per share from continuing operations                  $   .22    $   .15    $   .59    $   .43
                                                                                    -------    -------    -------    -------


         Stock options representing 212,893 and 432,367 shares were outstanding during the nine-month period and three-month periods ended September 30, 1999, but were not included in the computation of diluted earnings per share. This results from the weighted-average per share exercise price of $22.58 and $22.48 for these options being greater than the average market price of the Company's common shares for the respective periods.

         As previously discussed, the Company sold $400 million of convertible subordinated debentures to Oak Hill Capital Partners, L.P. in July 1999. Although these bonds can be converted into common shares, they have not been included in the calculation of diluted earnings per share for the quarter. This results from the conversion price of $29.89 per share being in excess of the average market price of the Company's common shares for the quarterly period.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS - On January 1, 1999, the Company adopted AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. As compared to prior years when these types of expenditures were expensed as incurred, the adoption of SOP 98-1 is estimated to result in the capitalization of as much as $9 million of internal use software development costs in 1999. These costs will be amortized over a three-year period. For the first nine months of 1999, the Company capitalized $5.8 million of software development costs, resulting in a $3.8 million increase to net income in comparison to prior period results.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that a derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 has been subsequently amended through the release of SFAS 137, which provides for a deferral of the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. Management has not yet assessed the impact of SFAS 133 on the Company's results of operations, cash flows and financial position.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(10) BUSINESS SEGMENT INFORMATION - The Company operates primarily in four industry segments; Local Communications Services, Directory Services, Wireless Services, and Other Communications Services. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets used in the operations of the segment. The Company's business segment information is as follows:

                                                             Three Months                 Nine Months
        Millions of Dollars                                Ended September 30,         Ended September 30,
        -------------------                                ------------------          -------------------
                                                           1999         1998            1999         1998
                                                          ------       ------          ------       ------
        REVENUES
             Local Communications Services                $189.1       $179.5           $556.8       $532.9
             Directory Services                             18.9         18.0             55.3         54.8
             Wireless Services                              25.8          ---             61.7          ---
             Other Communications Services                  32.7         28.4             95.1         79.4
             Intersegment                                   (4.1)        (3.3)           (10.7)        (8.5)
                                                        --------     --------         --------     --------
                                                          $262.4       $222.6           $758.2       $658.6
                                                        ========     ========         ========     ========
        INTERSEGMENT REVENUES
             Local Communications Services                  $1.9         $1.4             $5.2         $3.4
             Directory Services                              0.7          1.0              1.5          2.3
             Wireless Services                               0.5          ---              1.0          ---
             Other Communications Services                   1.0          0.9              3.0          2.8
                                                        --------     --------         --------     --------
                                                            $4.1         $3.3            $10.7         $8.5
                                                        ========     ========         ========     ========
        OPERATING INCOME (LOSS)
             Local Communications Services                 $54.6        $37.1           $151.3       $102.5
             Directory Services                              7.0          6.3             20.1         19.0
             Wireless Services                              (7.5)         ---            (25.4)        (0.6)
             Other Communications Services                   0.8          3.4              3.0          8.9
             Corporate and Eliminations                      3.4           .3              6.4         (2.0)
                                                        --------     --------         --------     --------
                                                           $58.3        $47.1           $155.4       $127.8
                                                        ========     ========         ========     ========
        ASSETS
             Local Communications Services                                               778.4       $739.2
             Directory Services                                                           23.5         28.9
             Wireless Services                                                           247.9         33.1
             Other Communications Services                                                56.7         49.7
             Net Assets of Discontinued Operations                                         ---        471.4
             Corporate and Eliminations                                                  325.9         69.5
                                                                                      --------     --------
                                                                                      $1,432.4     $1,391.8
                                                                                      ========     ========
        CAPITAL ADDITIONS
             Local Communications Services                 $30.9        $23.2            $99.9       $105.4
             Directory Services                              ---          ---              ---          ---
             Wireless Services                              23.4          6.9             42.3          7.7
             Other Communications Services                   1.1          0.7              5.6          2.6
             Corporate                                       ---          2.0              ---          2.5
                                                        --------     --------         --------     --------
                                                           $55.4        $32.8           $147.8       $118.2
                                                        ========     ========         ========     ========
        DEPRECIATION AND AMORTIZATION
             Local Communications Services                 $28.0        $26.9            $83.3        $78.9
             Directory Services                              ---          ---              ---          ---
             Wireless Services                               3.7          ---             10.4          ---
             Other Communications Services                   1.6          1.2              4.5          2.7
             Corporate                                       ---          0.3              ---          0.8
                                                        --------     --------         --------     --------
                                                           $33.3        $28.4            $98.2        $82.4
                                                        ========     ========         ========     ========


         Since the close of the last fiscal year on December 31, 1998, the Company has added a segment known as Wireless Services, and created a new subsidiary known as EnterpriseWise IT Consulting (whose operating results are included in the Other Communications Services segment). Where applicable, prior year amounts have been reclassified to conform to the current segments. A further discussion of the accounting for Wireless Services in 1999 and 1998 can be found in the "Management Discussion and Analysis" section of this Quarterly Report.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(11) MERGER WITH IXC COMMUNICATIONS - On July 20, 1999, the Company entered into a definitive merger agreement with IXC Communications, Inc. ("IXC"), a leading nationwide next-generation fiber network carrier providing advanced telecommunications services. IXC's fiber optic network includes approximately 13,800 route miles of fiber optic transmission facilities. The merger is a stock-for-stock transaction that will be accounted for using the purchase method of accounting. Based on the weighted average closing price of the Company's common stock on the three days before and after the July 21, 1999 merger announcement, and the assumption of approximately $1.0 billion in IXC's net debt, this transaction is valued at approximately $3.0 billion.

         Concurrent with the announcement of the merger agreement, Oak Hill Capital Partners, L.P. purchased $400 million of 10-year convertible subordinated debentures of Cincinnati Bell on July 21, 1999. Also, in accordance with the terms of the merger agreement, the Company completed the purchase of approximately five million shares of IXC common stock at $50 per share from the General Electric Pension Trust on August 16, 1999 (see Note 5 and Note 4 of the Notes to Financial Statements, respectively).

         A discussion of certain other matters relevant to the merger, particularly IXC's indebtedness and the Company's establishment of a $1.8 billion credit facility, is contained in Note 5 of the Notes to Financial Statements.

         As previously mentioned, the Company successfully completed its merger with IXC on November 9, 1999. The Company is in the process of evaluating the fair value of assets and liabilities received in an effort to establish the amount that will be allocated to goodwill and other intangibles. As discussed in the Company's Form S-4 as filed with the Securities and Exchange Commission on September 13, 1999, the Company's preliminary estimate of goodwill and other intangible assets resulting from this purchase is approximately $2.5 billion. Of this amount, the Company anticipates that as much as $300 million could be allocated to other intangible assets, which would be amortized to expense over periods ranging from 10 to 20 years. Amounts allocated to goodwill are expected to be amortized over a 40-year period.

         As of the date of this filing, five stockholder class action suits were filed in the Delaware Court of Chancery against IXC and certain present and former members of IXC's Board of Directors in connection with the merger between the Company and IXC. The Company was named as a defendant in one of these suits. These complaints sought among other things, that the defendants have breached their fiduciary duties to IXC's stockholders by failing to maximize stockholder value in connection with entering into the merger agreement. The complaints sought, among other things, a court order enjoining completion of the merger. In an October 27, 1999 ruling, the Court issued an order denying plaintiff's request for a preliminary injunction against the merger. However, the Court did not rule on the merits of the suits, and these suits remain pending. The Company believes that the complaints are without merit and intends to continue vigorously defending these actions.

         Further details regarding the merger with IXC can be found in various of the Company's Forms 8-K filed with the Securities and Exchange Commission since the announcement of the merger agreement on July 21, 1999.

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

CONSOLIDATED OVERVIEW

Third quarter revenues of $262.4 million were 18% improved over the prior year quarter, representing nearly $40 million in growth. Year-to-date revenues of $758.2 million were nearly $100 million higher than the respective prior period, a 15% improvement. While the Company continues to enjoy growth in its core telephone business, the majority of the revenue increase is coming from new businesses such as Cincinnati Bell Wireless and EnterpriseWise IT Consulting which, in the aggregate, contributed more than 70% of the revenue increase during both periods.

The Local Communications Services segment contributed an additional $9.6 million of revenue for the quarter, and $23.9 million year-to-date, owing to growth in several areas. Revenues from broadband and digital transport services increased 22%, while revenues from value-added voice services such as Caller ID and new product bundling solutions such as Complete Connections-SM- increased 32% over prior year-to-date results. Since its introduction in March 1999, nearly 80,000 households have signed up for Complete Connections; representing more than 12% of CBT's residential customer base and nearly $6 million in additional revenues. Access minutes of use increased 7% from the third quarter of 1998, while access lines grew 2% (largely due to business access line growth). The Wireless Services segment added revenues of $25.8 million for the quarter and $61.7 million year-to-date on the strength of one of the nation's most successful wireless service introductions. The Other Communications Services segment produced $4.3 million in new revenues for the quarter, and $15.7 million year-to-date, with all businesses in the segment showing growth.

In addition to increasing revenues, the Company's focus on controlling costs has resulted in improved operating margins. For the three-month and nine-month period ended September 30, 1999, operating margins were 22.2% and 20.5%, respectively. For the same periods in 1998, operating margins were 21.2% and 19.4%. The current year improvement occurred despite the $25.4 million operating loss of the Wireless Services segment. Excluding this operating loss, the Company's operating margin was 27.8% for the quarter and 26.0% year-to-date. The improvement in operating margin is largely attributable to the operations of the Local Communications Services segment.

Costs and expenses were $204.1 million for the quarter and $602.8 million year-to-date; representing 16% and 14% increases over the respective prior periods. Although expenses increased $28.6 million for the quarter and $72.0 million year-to-date, aggregate costs and expenses for the operating segments other than Wireless Services decreased (the expense increase for Wireless Services was $33.2 million for the quarter and $86.5 million year-to-date).

Despite the introduction of new products and services and the growth of its ZoomTown.com initiative, the Local Communications Services segment reduced its core operating expenses by $5 million for the quarter and $10.7 million year-to-date. Although this segment incurred higher advertising and depreciation costs, its lower headcount, reduced spending on temporary labor sources and contract services, and lower computer programming expenses resulted in a net reduction in expense. As a measure of efficiency, access lines per telephone employee increased from 344 to 364 during this period; a 6% improvement.

The Company incurred lower costs for Year-2000 programming during the third quarter of 1999. These costs totaled $0.5 million for the three months ended September 30, 1999, and $4.2 million year-to-date. Additional details regarding the Company's Year-2000 readiness appear later in this report.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mandated telecommunications costs were incurred by CBT in 1998 to modify its network to accommodate connections with competing carriers and allow customers to maintain their telephone numbers when they switch local service providers. For the nine-month period ended September 30, 1998, CBT incurred costs of $10.6 million. The program was completed during 1998. On February 1, 1999, CBT began to recover costs associated with this initiative through a surcharge imposed on end-user customers.

Operating income was $58.3 million for the quarter, up 24% from $47.1 million in the third quarter of 1998. For the nine-month period, operating income was $155.4 million; a 22% increase over the same period in the prior year. Excluding the operating loss of the wireless business, operating income increased 39% for the quarter and 41% year-to-date.

For the quarter, interest and other expenses increased $6.8 million, or 103%, due to higher average debt levels associated with the acquisition of the wireless business and the issuance of $400 million in convertible subordinated debentures to Oak Hill Capital Partners, L.P. in July 1999. For the nine-month period, interest and other expenses increased $12.0 million, or 62%.

Income taxes increased $4.8 million over the prior-year quarter, or 40%, as a function of higher pre-tax income. Year-to-date income tax expense increased $14.4 million, or 44%, versus the same period in 1998.

Income from continuing operations was $29.8 million, or $.22 per common share for the quarter; $82.8 million, or $.59 per common share year-to-date. Earnings per share from continuing operations increased 47% from the quarter and 37% year-to-date. Excluding the $18.8 million year-to-date net loss for the wireless business, income from continuing operations was $101.6 million, or $.73 per common share.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LOCAL COMMUNICATIONS SERVICES
-----------------------------

                                               Three Months Ended September 30,        Nine Months Ended September 30,
                                               -------------------------------         -------------------------------
($ Millions)                                    1999      1998    Change     %         1999      1998    Change      %
                                               ------    ------   ------    ---        ------    ------   ------    ---
Revenues:

   Local service                               $108.5    $102.3    $ 6.2     6          $317.3   $303.8     $13.5     4
   Network access                                46.2      44.5      1.7     4           138.8    134.8       4.0     3
   Other services                                34.4      32.7      1.7     5           100.7     94.3       6.4     7
                                               ------    ------   ------                ------   ------    ------
     Total Revenues                             189.1     179.5      9.6     5           556.8    532.9      23.9     4

Costs and expenses:

   Costs of providing services                   71.9      74.9     (3.0)   (4)          214.5    217.9      (3.4)   (2)
   Selling, general and administrative           34.1      37.2     (3.1)   (8)          103.5    115.3     (11.8)  (10)
   Depreciation and amortization                 28.0      26.9      1.1     4            83.3     78.8       4.5     6
   Year 2000 programming costs                    0.5       2.5     (2.0)  (80)            4.2      7.7      (3.5)  (45)
   Mandated telecommunications costs              ---       0.9     (0.9)  ---             ---     10.7     (10.7)  ---
                                               ------    ------   ------                ------   ------    ------
     Total Costs and Expenses                   134.5     142.4     (7.9)   (6)          405.5    430.4     (24.9)   (6)

Operating income                                $54.6     $37.1    $17.5    47          $151.3   $102.5     $48.8    48

Operating margin                                 28.9%     20.7%                          27.2%    19.2%

Access lines (In thousands)                                                              1,056    1,031        25     2
Minutes of use (In millions)                    1,155     1,078       77     7           3,407    3,167       240     8


The Local Communications Services segment provides local telephone service, network access, high-speed data transport, Internet access, communications equipment, long distance, and other ancillary telecommunications services through its Cincinnati Bell Telephone subsidiary. Data networking and Internet-based services are provided through the Company's new ZoomTown.com subsidiary. Together, these two subsidiaries function as a fully integrated, wireline communications provider.

For the quarter, segment revenues of $189.1 million were 5% higher than in the prior year quarter. Year-to-date revenues increased 4% from $532.9 million to $556.8 million.

The local service category provided most of the revenue growth for the segment. Local service revenues increased 6% for the quarter, growing from $102.3 million to $108.5 million. Year-to-date revenues increased nearly $14 million to $317.3 million; a 4% increase. Growth is coming primarily from increased usage of the Company's suite of custom calling services, new product bundling offers, and data transport, which in the aggregate contributed more than 80% (or $11 million year-to-date) of the increase for the category. Access line growth was responsible for the remainder of the increase, with a 2% increase in access lines contributing approximately $1 million in new revenue for the quarter and $3 million year-to-date.

Network access revenues for the quarter increased 4% to $46.2 million. Year-to-date results were 3% higher than in the prior year, increasing from $134.8 million to $138.8 million. Growth in this category is coming primarily from high-capacity digital services and the recovery of mandated telecommunications costs from end-users (beginning in February 1999). Although access minutes of use increased 7% for the quarter and 8% year-to-date, switched access revenues actually decreased due to the lower rates contained in pricing plans approved by the Federal Communications Commission and state regulatory commissions.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other services revenue increased 5% for the quarter and 7% year-to-date, growing to $34.4 million and $100.7 million, respectively. Revenues from the Company's FUSE-SM- Internet access service increased nearly $1 million for the quarter and $2 million year-to-date, representing 57% growth for this service over the prior periods. Additional increases in the category are primarily attributable to higher rent and collocation revenues. Slightly higher inside wire installation and maintenance contract revenue is being more than offset by lower local toll revenue as customers migrate to extended area service plans. For the quarter, the provision for loss on receivables is slightly less than in the prior year, but is nearly $1 million higher than the prior year on a year-to-date basis.

Total operating expenses of $134.5 million for the quarter were $7.9 million less than the same period last year, representing a 6% decrease. For the nine-month period, operating expenses also decreased 6% ($24.9 million) from $430.4 million to $405.5 million.

Costs of providing services decreased $3.0 million for the quarter and $3.4 million year-to-date. This is primarily due to lower expenditures for payroll and temporary labor sources resulting from CBT's continuing efforts at increasing productivity. These efforts have resulted in a 6% increase in access lines per employee since the beginning of 1999.

Selling, general and administrative expenses decreased by $3.1 million for the current quarter, with an $11.8 million decrease in this category year-to-date. Advertising expense increased approximately $1 million for the quarter, and $3 million year-to-date, in support of new calling services and the Company's ZoomTown.com Internet presence. Consulting and contract services were approximately $1 million and $5 million lower for the quarter and nine months, respectively, as CBT seeks to increase productivity and control costs through lower usage of external labor sources. Computer programming expenses and right-to-use fees decreased by approximately $4 million for the quarter and $12 million year-to-date. This is due to a reduction in projects initiated, and the capitalization of approximately $6 million in internal use software as required by AICPA Statement of Position 98-1, nearly $3 million of which was incurred in the third quarter (similar costs were expensed in the prior year; see Note 9 of Notes to Financial Statements). Depreciation expense increased $1.1 million for the quarter and $4.5 million year-to-date as a function of higher telephone plant balances.

Year-2000 programming expenses were lower than in the prior year, reflecting the progress previously made on critical systems. Current quarter expenditures of $0.5 million were $2.0 million less than in the prior year, with a similar reduction in year-to-date spending ($4.2 million versus $7.7 million in prior year). Mandated telecommunications costs decreased by $0.9 million for the quarter and $10.7 million for the nine-month period, reflecting the completion of the local number portability initiative and initial interconnection expenses in 1998.

For the quarter, operating income improved by $17.5 million, or 47%, over the same period in the prior year. Similarly, year-to-date operating income increased $48.8 million, or 48%, over the first nine months of 1998. This led to substantial gains in operating margin percentage for the quarter and for the year, improving approximately eight percentage points over the same periods in the prior year.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DIRECTORY SERVICES
------------------

                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                        --------------------------------        -------------------------------
($ Millions)                             1999       1998    Change    %          1999       1998    Change   %
                                        ------     ------   ------   ---        ------     ------   ------  ---
Revenues                                $18.9      $18.0     $0.9     5         $55.3      $54.8     $0.5    1

Costs and Expenses:

 Costs of providing services              7.0        6.7      0.3     4          20.5       21.0     (0.5)  (2)
 Selling, general and administrative      4.9        5.0     (0.1)   (2)         14.7       14.8     (0.1)  (1)
                                        -----      -----     -----              -----      -----     -----
   Total Costs and Expenses              11.9       11.7      0.2     2          35.2       35.8     (0.6)  (2)
                                        -----      -----     -----              -----      -----     -----
Operating income                         $7.0       $6.3     $0.7    11         $20.1      $19.0     $1.1    6

Operating margin                        37.0%      35.0%                        36.3%      34.7%


The Directory Services segment is comprised of the operations of the Company's Cincinnati Bell Directory subsidiary, which publishes Yellow Pages directories and sells directory advertising and informational services in Cincinnati Bell Telephone's franchise area. These services are available to the customer via the traditional printed directory, an Internet-based service known as "Cincinnati Exchange," or on CD-Rom.

The majority of the revenues for this segment come from Yellow Pages publishing, and it is the Company's practice to recognize revenues, and associated direct expenses, over the lifespan of the respective publications (generally twelve months). Primary expenses of this segment are sales commissions paid to sales agents and printing costs associated with its directory publications.

Third quarter revenues of $18.9 million exceeded results of the prior year quarter by nearly $1 million, as the positive outcome of the 1999 sales campaign began to materialize. The strong third quarter performance helped to reverse lower revenues during the early part of the year that were attributable to a more difficult sales climate in 1998. In the current quarter, local advertising revenues are beginning to improve, as are contributions from the "Cincinnati Exchange" service, but these are being somewhat offset by lower national advertising revenues due to business consolidations. Year-to-date revenues of $55.3 million exceeded results in the prior year period by $0.5 million, with the largest increase coming from the national advertising category.

Costs and expenses were virtually unchanged for the quarter, increasing $0.2 million to $11.9 million. The 2% increase during the third quarter is attributable to the sales commissions that are a function of advertising revenue (however, the Company benefited in the earlier part of the year from the lower sales commissions that prevailed with the prior sales campaign). Printing costs were equivalent during the comparative three-month periods, with a slight increase in this expense category for the nine-month period. Selling, general and administrative expenses were virtually unchanged versus the prior year. On a year-to-date basis, costs and expenses trended lower by 2%, or $0.6 million.

Operating income and operating margin increased during both periods. Operating income increased by $0.7 million for the quarter and $1.1 million year-to-date, representing an 11% and 6% improvement, respectively. Operating margin increased from 35% to 37% in the third quarter, representing a 6% improvement.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WIRELESS SERVICES
-----------------

                                               Three Months Ended September 30,               Nine Months Ended June 30,
                                               --------------------------------             ------------------------------
($ Millions, except ARPU)                      1999      1998    Change     %             1999      1998    Change     %
                                               ----      ----    ------    ---            ----      ----    ------    ---
Revenues

     Service                                  $23.0     $ ---     $23.0    ---         $   53.2    $ ---     $53.2    ---
     Equipment                                  2.8       ---       2.8    ---              8.5      ---       8.5    ---
                                            -------             -------                 -------  -------   -------
     Total Revenues                            25.8       ---      25.8    ---             61.7      ---      61.7    ---

Costs and Expenses:

Costs of providing services                    15.1       ---      15.1    ---             41.1      ---      41.1    ---
Selling, general and administrative            14.5       0.1      14.4    ---             35.6      0.6      35.0    ---
Depreciation and amortization                   3.7       ---       3.7    ---             10.4      ---      10.4    ---
                                            -------   -------   -------                 -------  -------   -------
  Total Costs and Expenses                     33.3       0.1      33.2    ---             87.1      0.6      86.5    ---
                                            -------   -------   -------                 -------  -------   -------
Operating income (loss)                       $(7.5)    $(0.1)    $(7.4)   ---         $  (25.4)   $(0.6)   $(24.8)   ---

Operating margin                              (29.1)%     ---                             (41.2)%    ---

Number of subscribers                       112,471                                     112,471
Average revenue per unit (ARPU)                 $78                                         $72
Customer churn                                 1.51%                                       1.43%


The Wireless Services segment is comprised of the operations of Cincinnati Bell Wireless LLC (an 80%-owned venture with AT&T Wireless PCS, Inc.) which provides advanced digital personal communications services and related communications equipment in Cincinnati and Dayton, Ohio.

The Company acquired an 80% ownership interest in this business on December 31, 1998. Accordingly, current year results for the wireless business are now reflected in the operating results of the Company. This differs from the accounting treatment given this investment in the prior year, where the results attributable the Company's minority interest (then 20%) were reflected in the Consolidated Statements of Income and Retained Earnings under the caption "Wireless Venture Loss". As a result, current and prior year amounts are not comparable.

Revenues for the quarter were $25.8 million, a 25% increase over the $20.7 million reported for the second quarter of 1999. Service revenues accounted for $23.0 million of the total, with the remaining $2.8 million coming from the sale of handsets and related equipment. Service revenues are growing on the basis of increasing subscribership, higher average revenue per unit
(ARPU), and relatively low customer churn. Current quarter equipment revenues are a function of subscribership and have remained steady across all quarters this year.

For the quarter, expenses of $33.3 million were 14% higher than in the prior quarter. Costs of providing services were $15.1 million for the quarter, the majority of which is attributable to incollect expense (incollect expense is incurred when subscribers use their handset while outside the Company's service area). The Company's cost per gross activation is decreasing with each successive quarter. Selling, general and administrative expenses were $14.5 million for the quarter and include such costs as sales commissions, advertising, customer support, and equipment subsidies (handsets are typically sold at a negative margin and the Company expects this trend to continue in the near term). Depreciation and amortization increased $3.7 million for the quarter and $10.4 million year-to-date, as the Company continues its build-out of its digital network and other facilities, and amortize the goodwill resulting from its acquisition of this business from AT&T PCS.

The third quarter operating loss was $7.5 million and increased the operating loss for the year to $25.4 million. The net loss (which includes interest and income tax expense, offset by minority interest income) of $6.0 million for the quarter and $18.8 million year-to-date, is dilutive to the Company's earnings in the amount of $.04 and $.13 per common share, respectively.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER COMMUNICATIONS SERVICES
-----------------------------

                                          Three Months Ended September 30,         Nine Months Ended September 30,
                                          --------------------------------         -------------------------------
($ Millions)                               1999     1998    Change    %            1999       1998    Change    %
                                          ------   ------   ------   ---          ------     ------   ------   ---
Revenues                                  $32.7    $28.4     $4.3     15          $95.1      $79.4    $15.7    20

Costs and Expenses:

Costs of providing services                21.5     18.3      3.2     17           62.4       50.6     11.8    23
Selling, general and administrative         8.7      5.5      3.2     58           25.2       17.2      8.0    47
Depreciation and amortization               1.6      1.2      0.4     33            4.5        2.7      1.8    67
                                          -----    -----    -----                 -----      -----    -----
   Total Costs and Expenses                31.8     25.0      6.8     27           92.1       70.5     21.6    31
                                          -----    -----    -----                 -----      -----    -----

Operating income                           $0.9     $3.4    $(2.5)   (74)          $3.0       $8.9    $(5.9)  (66)

Operating margin                           2.8%    12.0%                           3.2%      11.2%


The Other Communications Services segment holds the Company's Cincinnati Bell Long Distance (CBLD), Cincinnati Bell Supply (CBS), and EnterpriseWise IT Consulting (EnterpriseWise) subsidiaries. CBLD resells long distance, Internet access, data services and communications equipment to small- and medium-sized business customers. CBS resells telecommunications equipment in the secondary market and sells new computers. EnterpriseWise provides network integration and consulting services.

For the quarter, revenues increased to $32.7 million, or 15% higher than for the same period in the prior year. Year-to-date revenues increased to $95.1 million; a 20% gain. Revenue from the long distance operations was unchanged in comparison to the prior year quarter, but was $2 million higher on a year-to-date basis, as an increase in billed minutes and revenues from the introduction of the new services was offset by lower rates necessitated by increasing competition. CBS benefited from new services and sales contracts, contributing an additional $.8 million for the quarter and $5.0 million year-to-date. EnterpriseWise provided additional revenue of $3.5 million for the quarter and $8.7 million year-to-date through its original sales channels and its acquisition of KSM Consulting (subsequently renamed to "EnterpriseWise") in October 1998.

Operating expenses increased $6.8 million for the quarter and $21.6 million year-to-date; 27% and 31% increases, respectively. Costs of providing services were approximately $3 million higher for the quarter and $12 million for the nine-month period, with all subsidiaries experiencing increases due to higher sales volumes. Selling, general and administrative costs (SG&A) were approximately $3 million higher for the quarter and $8 million year-to-date. The increase in SG&A expenses can be largely attributed to entry into new lines of business. CBLD experienced a $1.9 million increase in SG&A for the quarter and $4.4 million year-to-date in support of its introduction of data transport, high-speed Internet, and local exchange services. An additional $1.1 million for the quarter and $2.8 million year-to-date in SG&A expense is attributable to EnterpriseWise; a business that reported no SG&A costs for the first nine months of 1998 due to its acquisition by the Company late in 1998. CBS incurred higher expenses to establish a new call center in support of a sales agency arrangement they have with a large equipment vendor.

Operating income of $0.9 million for the quarter and $3.0 million year-to-date was $2.5 million and $5.9 million less than in the respective prior periods, representing a 74% decrease for the quarter and 66% decline year-to-date. Operating margin suffered a substantial decline versus both prior periods and is the result of increasing pressure on per-minute long distance rates, and the operating loss of EnterpriseWise.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER INCOME STATEMENT ITEMS
----------------------------

                                   Three Months Ended September 30,           Nine Months Ended September 30,
                                   --------------------------------           -------------------------------
($ Millions)                       1999      1998    Change      %           1999      1998    Change      %
                                  ------    ------   ------     ---         ------    ------   ------     ---
Wireless Venture Loss             $ ---     $ 7.5     $(7.5)    ---         $ ---     $16.2    $(16.2)    ---
Minority Interest                 $(1.7)    $ ---     $(1.7)    ---         $(5.8)    $ ---    $ (5.8)    ---
Other Expense (Income), Net       $(0.5)    $(0.4)    $(0.1)    (25)        $(0.5)    $ 1.6    $ (2.1)   (131)
Interest Expense                  $13.9     $ 7.0     $ 6.9      99         $31.9     $17.8    $ 14.1      79
Income Taxes                      $16.8     $12.0     $ 4.8      40         $47.0     $32.6    $ 14.4      44

WIRELESS VENTURE LOSS AND MINORITY INTEREST - In 1998, the Company agreed to fund losses during the period of time that the wireless business was operated by AT&T PCS. Accordingly, a $16.2 million loss was recorded and shown in the Consolidated Statements of Income and Retained Earnings under the caption "Wireless Venture Loss" ($7.5 million of which was reflected in the third quarter of 1998). With the Company's acquisition of an 80% ownership interest in this business on December 31, 1998, current year results for the wireless business are now reflected in the operating results of the Company. In 1999, the Company has recorded $5.8 million in minority interest income in order to recognize AT&T PCS' 20% ownership interest in the operating loss of the wireless business; $1.7 million of which was reflected in the third quarter. Due to the distinction between these two accounting methods, comparisons to prior year do not yield meaningful results.

INTEREST AND OTHER EXPENSE - Interest and other expense increased $6.8 million, or 103%, and $12.0 million year-to-date, or 62%. These increases are attributable to higher average debt levels associated with the acquisition of the wireless business and the issuance of $400 million in convertible subordinated debentures to Oak Hill Capital Partners, L.P. in July 1999.

INCOME TAXES - Income taxes of $16.8 million for the quarter increased by $4.8 million over the same period in 1998, representing an 40% increase. For the nine-month period, income taxes of $47.0 million are $14.4 million higher than in the prior year; a 44% increase. The approximate effective composite tax rate for the current year is 36%, as compared to 35% in the prior year.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY

Although the Company's cash flow from operations is generally sufficient to provide for investing activities, the merger with IXC Communications, Inc.
(IXC) will significantly alter the Company's capital structure and capital requirements (and has to a certain degree already). Concurrent with its July 21, 1999 announcement of the merger with IXC, the Company sold $400 million of 10-year convertible subordinated debentures to Oak Hill Capital Partners, L.P. (Oak Hill). These notes are convertible into common stock of Cincinnati Bell at a price of $29.89 per common share at the option of the holder. For as long as this debt is outstanding, these notes bear a coupon rate of 6.75% per annum with the associated interest expense being added to the debt principal amount (commonly referred to as "payment in kind", or PIK). Payment in kind will take place for a five-year period, assuming that Oak Hill does not exercise conversion rights prior to that time. Assuming conversion, these notes would not require a future cash payment.

Of the $400 million in debt issue proceeds received in July 1999, the Company has used $250 million to purchase approximately five million shares of IXC common stock held by General Electric Pension Trust. The remainder of the proceeds has been used for working capital requirements and a stock repurchase plan for the purchase of the Company's common stock. As of the date of this filing, the stock repurchase plan has required approximately $145 million of the $200 million authorized for this program.

Effective with the closing of the merger with IXC, the Company assumed approximately $1 billion in net debt of IXC (further discussed in Note 5 of the Notes to Financial Statements). Furthermore, the considerable capital investment required to complete IXC's fiber-optic network, combined with IXC's operating losses and the Company's own investment in new and existing businesses, will significantly increase the amount of cash needed by the Company in Year 2000 and beyond. Accordingly, the Company has obtained a $1.8 billion credit facility that is being used to refinance currently existing IXC debt, fund capital expenditures, and provide working capital to the newly combined company. This consists of a five-year term loan and a five-year revolving credit line with equal capacities of $900 million. As of the date of this filing, the Company has used approximately $700 million of the term loan to refinance its previously existing debt, as well as IXC's outstanding debt. To date, the Company has not drawn from the revolving credit line (further discussion of this credit facility is contained in Note 5 of the Notes to Financial Statements).

CASH FLOW

Income from continuing operations, adjusted for non-cash expenses, was $193 million for the first nine months of 1999 compared to $152 million in 1998; a $41 million increase. Receivables grew at a smaller rate in 1999 than in 1998, contributing an additional $9 million versus the prior year. Accounts payable and accrued liabilities, and other current liabilities, decreased approximately $27 million versus the prior year, largely due to the liquidation of prior year liabilities for the wireless venture. An increase in other assets and liabilities in 1999 served to reduce cash flows by $8 million. As a result of the above, cash provided by operating activities equaled $152 million; $15 million more than the $137 million during the same period in 1998.

The Company has engaged in many significant investment activities during the first nine months of 1999, several of which are related to its merger with IXC, and are further described above and in the Notes to Financial
Statements. Through the first nine months of 1999, capital expenditures (excluding acquisitions) were approximately $148 million; a $29 million increase versus the prior year (the estimate of 1999 capital expenditures, including capitalization of software as required by AICPA Statement of Position 98-1, is $210 million). This increase in capital expenditures is the result of investment in the infrastructure of the Company's wireless business.

In the current year, acquisitions totaled $24 million due to the additional investment in the wireless business, the incurrence of merger-related costs, and the purchase of a long distance reseller. The Company has expended approximately $134 million to acquire its own common shares, and $250 million to purchase approximately five million shares of IXC's common stock as part of the Company's merger with IXC. Additionally, $2 million was invested in the equity securities of an unaffiliated e-commerce vendor.

In order to fund the items noted above, the Company incurred an additional $36 million in short-term debt in 1999. Additionally, the Company sold $400 million in convertible subordinated debentures to Oak Hill Partners, L.P. in July 1999 (see Note 5 of Notes to Financial Statements). Dividends paid to shareholders reduced cash equally ($41 million) in both periods. Concurrent with its announcement of the merger with IXC, the Company discontinued its dividend

Form 10-Q Part I                                           Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

payment effective after the second quarter 1999 payment in August 1999. At current levels, this will provide approximately $14 million per quarter in reduced cash requirements.

BALANCE SHEET

The $7 million decrease in cash and cash equivalents is the net result of the items discussed above. Although the Company increased its provision for doubtful accounts, net receivables increased $8 million as a function of higher revenues (receivables as a percent of sales actually decreased in the quarter). Inventory levels increased by $4 million due to the inventory requirements of the Company's wireless business. Goodwill and other intangibles increased $6 million as a result of the acquisition of a long-distance reseller and the adjustment to the purchase price for the wireless business (described in Note 3 of the Notes to Financial Statements). The $50 million increase in net property, plant and equipment is a function of current year capital expenditures, less depreciation. The $36 million increase in short-term debt and the approximately $400 million increase to long-term debt are discussed in more detail above. The $57 million decrease to shareowners' equity is the net result of the buyback of the Company's common shares more than offsetting year-to-date net income, stock option exercises, and an unrealized gain on investments.

CAPITALIZATION

As of the date of this filing, the Company maintains the following debt and corporate credit ratings:

                                                                        Duff & Phelps
                                                     Standard and       Credit Rating      Moody's Investor
Entity              Description                         Poor's             Service             Service
------              -----------                      -------------      -------------      ----------------
CBI                 Senior Unsecured Debt                  A                  A                   A3
CBI                 Corporate Credit Rating                A                 ---                  A3
CBI                 Commercial Paper                      A-1                D-1                 P-2
CBT                 Senior Unsecured Debt                 AA-                AA-                 A-2

Each of the aforementioned ratings services has placed the Company's ratings under review for possible downgrade as a result of the Company's merger with IXC. As of the date of this filing, the Company is not aware of any changes to these ratings but expects to be informed of these changes in the course of the next several weeks.

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

OHIO - In March 1998, CBT and several intervening parties reached agreement on the terms of a proposed settlement of most of the outstanding issues associated with CBT's application for approval of an alternative regulation plan known as CBT's "Commitment 2000" plan. The proposed settlement was subsequently approved by the Public Utilities Commission of Ohio (PUCO) on April 9, 1998. The terms of the Commitment 2000 plan approved by the PUCO include: (1) the elimination of rate-of-return regulation and greater pricing flexibility for most services; (2) no increase in basic residential access line rates for the term of the plan; (3) greater pricing flexibility for business services; and (4) a 30% reduction in basic rates for qualified, low-income residential consumers. The plan has an initial term of three and one-half years, which can be extended up to two additional years at CBT's discretion so long as certain service quality benchmarks are maintained. The portion of CBT's alternative regulation case dealing with the rates CBT can charge to competitive local exchange carriers for unbundled network elements is still pending. The hearing on this portion of the case was conducted in March and April 1999. On November 4, 1999, the PUCO issued its Supplemental Opinion and

Form 10-Q Part I                                           Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Order, specifying certain parameters and methods CBT must use to set its rates for unbundled network elements and requiring compliant cost studies within three months. We have not yet been able to assess the full impact of this decision on CBT's rates, but believe that most rates will be below the levels CBT had requested, particularly with respect to local loops. CBT is considering whether to seek rehearing or an appeal of the decision.

KENTUCKY - On June 29, 1998, CBT filed an application with the Public Service Commission of Kentucky (PSCK) seeking approval of an alternative regulation plan similar to the Commitment 2000 plan approved by the PUCO in Ohio. On January 25, 1999, the PSCK issued an order approving the Kentucky alternative regulation plan with certain modifications. One of the modifications was the adoption of an earnings-sharing provision whereby customers would receive one-half of earnings on equity in excess of 13.5%. The PSCK also ordered that residential rates be frozen for three years and required rate reductions of approximately $3 million per year versus current rates. On February 12, 1999, CBT filed a petition seeking rehearing of the PSCK's January 25, 1999 order. On July 26, 1999, the PSCK issued an order that eliminated the automatic earnings-sharing provision and revised the required rate reductions to $2.3 million per year, instead of the $3 million per year previously ordered.

BUSINESS OUTLOOK

Evolving technology, the preferences of consumers, the legislative and regulatory initiatives of policy makers and the convergence of other industries with the communications industry are causes for increasing competition throughout the communications industry. The range of communications services, the equipment available to provide and access such services, and the number of competitors offering such services, continue to increase. These initiatives and developments could make it difficult for the Company to maintain current revenue and profit levels.

CBT's current and potential competitors include other incumbent local exchange carriers, wireless services providers, interexchange carriers, competitive local exchange carriers and others. To date, CBT has signed various interconnection agreements with competitors and approximately 7,200 net access lines have been transferred to competitors.

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

CBLD's competitors include interexchange carriers and certain local exchange companies. As evidenced by its acquisition of Discounted Long Distance, CBLD is now expanding its reach into other markets. In addition to long distance and local exchange services, CBLD is also offering new services such as data transport and Internet access. CBS's competitors include vendors of new and used computer and communications equipment operating regionally and across the nation. EnterpriseWise competes with Intranet hardware vendors, wiring vendors, and other integration and consulting businesses.

The Company's merger with IXC is a response to these competitive pressures and represents a belief that the Company's reputation for quality service and innovative products can be successfully exported outside of its current franchise area. The Company plans to blend its provisioning and marketing expertise with IXC's next-generation, fiber-optic network to introduce advanced calling and data transport services throughout the U.S. The Company hopes to retain market share with respect to its current service offerings, and pursue rapid growth in data transport services. The Company also expects that each of its current subsidiaries will benefit from this business combination through the addition of new potential customers, sales channels, and markets.

Form 10-Q Part I                                           Cincinnati Bell Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 PROGRAMMING  -

Since 1996, the Company has devoted significant time and resources to achieve Year-2000 (Y2K) compliance.

A Steering Committee, chaired by a Senior Vice President of the Company and composed of upper-level management personnel, sets the direction and monitors the activity of the Y2K Program Management Office (PMO). The PMO's responsibility is to make CBT Y2K compliant and to provide oversight for the Company's other subsidiaries as they track the status of their Y2K projects. In addition to internal Y2K activities, the PMO is communicating with suppliers and clients with which CBT's systems interface or rely upon to determine their progress toward Y2K compliance.

For the first nine months of 1999 and 1998, the Company incurred Y2K expenses of $4.2 million and $7.7 million, respectively. Y2K expenses in 1999 are estimated to be in the range of $5 million to $8 million.

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

CBT is also testing and refining its contingency plans working with the U.S. Government's National Communications System, National Telecommunications Alliance (NTA), and other industry members. These organizations will link to other communications companies through the Alerting and Coordinating Network, a private emergency network built by the major communications carriers and managed by the NTA. The Communications/Command Center will monitor and report on the status of the telecommunications industry across the world during the rollover period.

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

Form 10-Q Part I                                           Cincinnati Bell Inc.

ITEM 1.  LEGAL PROCEEDINGS

As of the date of this filing, five stockholder class action suits were filed in the Delaware Court of Chancery (the Court) against IXC and certain present and former members of IXC's Board of Directors in connection with the announcement of the merger between the Company and IXC. The Company has been named as a defendant in one of these suits. These complaints allege, among other things, that the defendants have breached their fiduciary duties to IXC's stockholders by failing to maximize stockholder value in connection with entering into the merger agreement. The complaints sought, among other things, a court order enjoining completion of the merger. In an October 27, 1999 ruling, the Court issued an order denying plaintiff's request for a preliminary injunction against the merger. However, the Court did not rule on the merits of the suits, and these suits remain pending. The Company believes that the complaints are without merit and intends to continue vigorously defending these actions.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 21, 1999, Oak Hill Capital Partners, L.P. purchased $400 million of the Company's 10-year convertible subordinated debentures. These bonds bear a coupon rate of 6.75% per annum, and are initially convertible at a price of $29.89 per share of Cincinnati Bell common stock. Now that the merger with IXC has been consummated, these notes are convertible into common stock of Cincinnati Bell at $29.89 per common share at the option of the holder.

Of the $400 million in debt issue proceeds received in July 1999, the Company has used $250 million to purchase approximately five million shares of IXC common stock held by General Electric Pension Trust. The remainder of the proceeds has been used for a stock repurchase plan for the purchase of the Company's common stock. As of the date of this filing, the stock repurchase plan has required approximately $145 million of the $200 million authorized for this program. The combination of these two stock purchase initiatives has required approximately $395 million of the proceeds. The excess of the debt issue proceeds over the cash requirements for these initiatives has been used for working capital purposes.

The Company did not employ an underwriter or placement agent in connection with the issuance of these securities, nor did it pay fees or incur discounts associated with the sale of these debentures. The Company initially claimed exemption from registration of these securities pursuant to Regulation D of the Securities and Exchange Commission's Rule 501, but has subsequently filed a registration statement for these notes on Form S-3 with the Securities and Exchange Commission (filed on November 9, 1999).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 29, 1999, the Company conducted a special meeting of its security holders in order to vote on the issuance of Cincinnati Bell common stock to stockholders of IXC in the merger of IXC and a subsidiary of Cincinnati Bell. This was the only item submitted for a vote of security holders during this special meeting. The Company's shareholders approved the merger, with 82,156,679 common shares (87.04%) voting in favor of the merger, 12,238,220 common shares (12.04%) voting against the merger, and 1,417,918 common shares abstaining.

ITEM 5.  OTHER INFORMATION

Other information pertaining to the Company and its merger with IXC can be found on the Company's Forms 8-K described in Item 6(b). Certain information pertaining to IXC can be found on IXC's Forms 8-K and on its Form 10-Q as filed with the Securities and Exchange Commission on November 15, 1999.

Effective November 15, 1999, the Company notified the New York Stock Exchange, Inc. that it would begin doing business as BroadWing Inc. and, accordingly, requested that its stock ticker symbol be changed from CSN to BRW effective with the opening of trading on Monday, November 15, 1999.

Form 10-Q Part I                                           Cincinnati Bell Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.

           The following is filed as an Exhibit to Part I of this Form 10-Q:

           Exhibit
           Number
           -------

           27   Financial Data Schedule

     (b)   Reports on Form 8-K.

           Form 8-K, date of report October 13, 1999, reporting that certain sections of the Company's merger agreement with IXC Communications, Inc. had been amended in response to a decision of the Delaware Court of Chancery in the case of Phelps Dodge Corporation vs. Cyprus Amax Minerals Company. The Company's merger agreement with IXC Communications, Inc. was previously filed in a Form 8-K, date of report July 23, 1999.

           Form 8-K, date of report October 22, 1999, reporting on the Company's results of operations for the three months ended September 30, 1999.

           Form 8-K, date of report November 8, 1999, setting forth certain historical financial statements of the Company's merger partner, IXC Communications, Inc.

           Form 8-K, date of report November 12, 1999, reporting that the Company's merger with IXC Communications, Inc. was successfully completed on November 9, 1999.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Cincinnati Bell Inc.



Date:  November 15, 1999                     /s/ Kevin W. Mooney
       -------------------                   ----------------------------------
                                             Kevin W. Mooney
                                             Chief Financial Officer