Form 10-Q/A
period 1999-09-30
CINCINNATI BELL INC /OH/
filed 2000-03-20
CIK 716133

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

              __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from ___  to ___ .

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

At October 31, 1999, 130,158,724 Common Shares were outstanding.


This Amendment No. 1 on Form 10-Q/A amends Part I, Item 1, Financial Statements for Cincinnati Bell Inc.'s Quarterly Report on Form 10-Q for September 30, 1999. This amendment is a result of an accounting restatement due to the step-by-step acquisition of IXC Communications Inc. The restatement affects all financial statements, notes 4, 8 and 10, and the MD&A. The following items were adjusted resulting in changes to related totals and subtotals:

--    Equity in net loss of unconsolidated subsidiaries increased $6.3 million
--    Investment in unconsolidated entities decreased $17.9 million
--    Decrease in accrued taxes of $2.3 million
--    Retained Earnings was decreased $4.0 million
-- Comprehensive income and accumulated other comprehensive income decreased by $7.5 million.
--    Deferred income tax liability decreased by $4.1 million.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                         PART I - FINANCIAL INFORMATION

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 (Millions of Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                                                        Three Months                     Nine Months
                                                                     Ended September 30,             Ended September 30,
                                                                     --------------------            -------------------
                                                                      1999           1998            1999           1998
                                                                      ----           ----            ----           ----
Revenues:
  Local Communications Services..............................             $189.1      $179.5           $556.8          $532.9
  Directory Services ........................................               18.9        18.0             55.3            54.8
  Wireless Services .........................................               25.8         ---             61.7             ---
  Other Communications Services..............................               32.7        28.4             95.1            79.4
  Intersegment...............................................               (4.1)       (3.3)           (10.7)           (8.5)
                                                                      ----------  ----------           ------           -----
     Total Revenues..........................................              262.4       222.6            758.2           658.6

Costs and Expenses
  Cost of providing services and products sold...............              112.1        91.8            329.0           274.0
  Selling, general and administrative........................               58.2        51.9            171.4           156.0
  Depreciation and amortization..............................               33.3        28.4             98.2            82.4
  Year 2000 programming costs................................                 .5         2.5              4.2             7.7
  Mandated telecommunications costs .........................                ---         0.9              ---            10.7
                                                                      ----------  ----------           ------           -----
    Total Costs and Expenses.................................              204.1       175.5            602.8           530.8

Operating Income.............................................               58.3        47.1            155.4           127.8
Wireless Venture Loss........................................                ---         7.5              ---            16.2
Minority Interest ...........................................               (1.7)        ---             (5.8)            ---
Equity in net loss of unconsolidated subsidiaries............                6.3         ---              6.3             ---
Other Expense (Income), Net..................................                (.5)        (.4)             (.5)            1.6
Interest Expense.............................................               13.9        7.0              31.9            17.8
                                                                      ----------  ----------           ------           -----

Income From Continuing Operations Before Income Taxes                       40.3        33.0            123.5            92.2
Income Taxes.................................................               14.5        12.0             44.7            32.6
                                                                      ----------  ----------           ------           -----
Income From Continuing Operations............................               25.8        21.0             78.8            59.6
Discontinued Operations, Net of Taxes........................                ---        27.4              ---            54.1
                                                                      ----------  ----------           ------           -----
Net Income...................................................               25.8        48.4             78.8           113.7
                                                                      ----------  ----------           ------           -----

Other comprehensive income, net of tax:
 Unrealized gain on investments..............................                4.1       (2.1)              4.1            (2.1)
 Foreign currency translation adjustments....................                ---       (1.0)              ---            (2.7)
                                                                      ----------  ----------           ------           -----
   Total other comprehensive income..........................                4.1       (3.1)              4.1            (4.8)
                                                                      ----------  ----------           ------           -----
Comprehensive income.........................................             $ 29.9     $ 45.3            $ 82.9         $ 108.9
                                                                      ----------  ----------           ------           -----

Basic Earnings Per Common Share:
  Income from Continuing Operations .........................                .19        .15              .58             .44
  Income from Discontinued Operations, Net of Taxes .........                ---        .21              ---             .40
  Net Income ................................................              $ .19      $ .36            $ .58           $ .84

Diluted Earnings Per Common Share:
  Income from Continuing Operations .........................                .19        .15              .56             .43
  Income from Discontinued Operations, Net of Taxes .........                ---        .20              ---             .39
                                                                      ---------- ----------           ------           -----
  Net Income ................................................              $ .19        $35            $ .56           $ .82

Dividends Declared Per Common Share..........................               $---      $ .10            $ .20           $ .30

Average Common Shares Used for Earnings Per Share
Calculations (millions)
  Basic......................................................              134.1      136.0            135.8           135.9
  Diluted...................................................               137.7      138.1            139.7           138.3

Retained Earnings
  Beginning of Period..........................................           $ 25.8     $259.9           $  ---          $221.9
  Net Income.................................................               25.8       48.4             78.8           113.7
  Common Share Dividends Declared............................                ---      (13.7)           (27.2)          (41.0)
  Other......................................................                ---        1.8              ---             1.8
                                                                      ---------- ----------           ------           -----
  End of Period..............................................             $ 51.6     $296.4            $51.6          $296.4
                                                                      ---------- ----------           ------           -----

Accumulated Other Comprehensive Income:
  Beginning of Period........................................              $(6.7)    $ (9.8)           $(6.7)         $ (8.1)
  Unrealized gain on investments.............................                4.1       (2.1)             4.1            (2.1)
  Foreign currency translation adjustments...................                ---       (1.0)             ---            (2.7)
                                                                      ---------- ----------           ------           -----
  End of period..............................................              $(2.6)   $ (12.9)           $(2.6)          $(12.9)
                                                                      ---------- ----------           ------           -----

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)

                                                                                                (Unaudited)
                                                                                                September 30,     December 31,
                                                                                                    1999              1998
                                                                                                -------------     --------------
ASSETS

Current assets:

  Cash and cash equivalents.........................................................             $        3.4         $    10.1
  Receivables, less allowances of $18.6 and $12.0...................................                    146.2             138.0
  Material and supplies.............................................................                     20.5              16.9
  Deferred income taxes.............................................................                     21.1              13.8
  Prepaid expenses and other current assets.........................................                     21.6              18.6
                                                                                                 ------------      ------------
          Total current assets......................................................                    212.8             197.4

Property, plant and equipment - net.................................................                    748.5             698.2
Goodwill and other intangibles......................................................                    109.0             103.3
Investment in unconsolidated entities...............................................                    254.8               2.5
Deferred charges and other assets...................................................                     89.4              39.6
                                                                                                 ------------      ------------

Total Assets........................................................................             $    1,414.5        $  1,041.0
                                                                                                 ------------      ------------
                                                                                                 ------------      ------------

LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
  Debt maturing in one year.........................................................             $      221.8        $    186.2
  Accounts payable and accrued liabilities..........................................                    131.8             133.5
  Accrued taxes.....................................................................                     39.4              40.6
  Advance billing and customers' deposits...........................................                     28.3              26.8
  Other current liabilities.........................................................                     14.3              18.2
                                                                                                 ------------      ------------
          Total current liabilities.................................................                    435.6             405.3

Long-term debt......................................................................                    766.1             366.8
Deferred income taxes...............................................................                     53.2              15.3
Other postretirement benefits.......................................................                     45.7              47.5
Other long-term liabilities.........................................................                     40.1              64.0
                                                                                                 ------------      ------------

          Total liabilities.........................................................                  1,340.7             898.9
                                                                                                 ------------      ------------

Shareowners' Equity
  Preferred shares-no par value; 5,000,000 shares authorized;
     no shares issued and outstanding...............................................                    ---               ---
  Common shares-$.01 par value; 480,000,000 shares authorized;
     130,698,076 and 136,381,309 shares issued and outstanding......................                      1.4               1.4
  Additional paid-in capital........................................................                    157.7             147.4
  Treasury shares...................................................................                   (134.3)            ---
  Retained earnings.................................................................                     51.6             ---
  Accumulated other comprehensive income (loss).....................................                     (2.6)             (6.7)
                                                                                                 ------------      ------------
          Total shareowners' equity.................................................                     73.8             142.1
                                                                                                 ------------      ------------

Total Liabilities and Shareowners' Equity...........................................             $    1,414.5         $ 1,041.0
                                                                                                 ------------      ------------
                                                                                                 ------------      ------------

See Notes to Financial Statements.

Form 10-Q Part I                                            Cincinnati Bell Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                                                            Nine Months Ended
                                                                                                              September 30
                                                                                                          --------------------
                                                                                                          1999         1998
                                                                                                          -----        -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................................................................       $   78.8     $  113.7
Less: income from discontinued operations, net of taxes..........................................            ---         54.1
                                                                                                        --------     --------
Net income from continuing operations............................................................           78.8         59.6

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.................................................................           98.2         82.4
   Provision for loss on receivables.............................................................           11.6          9.5
   Equity in net loss of unconsolidated subsidiaries.............................................            6.3          ---
Changes in assets and liabilities net of effects from acquisitions and disposals:
   Decrease (increase) in receivables............................................................          (19.8)       (28.9)
   Decrease (increase) in other current assets...................................................           (6.7)        (7.0)
   Increase (decrease) in accounts payable and accrued liabilities...............................           (1.7)        67.5
   Increase (decrease) in other current liabilities..............................................           (1.3)       (42.6)
   Decrease (increase) in deferred income taxes and unamortized
    investment tax credits - net.................................................................           (0.9)        12.4
   Decrease (increase) in other assets and liabilities-net.......................................          (12.5)       (16.1)
                                                                                                        ---------    ---------

     Net cash provided by operating activities...................................................          152.0        136.8
                                                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures-telephone plant..........................................................          (99.9)      (105.4)
   Capital expenditures-other....................................................................          (47.9)       (13.1)
   Acquisitions (including costs of IXC merger)..................................................          (24.3)       ---
   Purchase of treasury shares...................................................................         (134.3)        ---
   Purchase of available-for-sale equity securities..............................................           (2.0)        ---
   Purchase of common stock of IXC Communications, Inc...........................................         (250.0)        ---
Other, net.......................................................................................            ---          0.5
                                                                                                        ---------    ---------

     Net cash used in investing activities.......................................................         (558.4)      (118.0)
                                                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in short-term debt....................................................           35.6          9.5
   Repayment of long-term debt...................................................................            (.7)         0.1
   Issuance of new long-term debt................................................................          400.0        ---
   Issuance of common shares.....................................................................            5.9          4.9
   Dividends paid................................................................................          (41.1)       (41.0)
                                                                                                        ---------    ---------

     Net cash provided by (used in) financing activities.........................................          399.7        (26.5)
                                                                                                        --------     ---------

     Net cash provided by (used in) discontinued operations......................................            ---          (.7)
                                                                                                        ---------    ---------

Net increase in cash and cash equivalents........................................................           (6.7)        (7.7)

Cash and cash equivalents at beginning of period.................................................           10.1          7.8
                                                                                                        ---------    ---------

Cash and cash equivalents at end of period.......................................................       $    3.4    $      .1
                                                                                                        ---------    ---------
                                                                                                        ---------    ---------

Cash paid for:
  Interest (net of amount capitalized)...........................................................       $   16.1    $    16.9
  Income taxes...................................................................................       $   41.1    $    41.9



See Notes to Financial Statements.
                                       4

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

         Effective November 15, 1999, the Company notified the New York Stock Exchange that it would begin doing business as Cincinnati Bell Inc. and, accordingly, requested that its stock ticker symbol be changed from CSN to BRW, also effective November 15, 1999.

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

(4) INVESTMENT IN UNCONSOLIDATED ENTITIES - In May 1999, the Company invested $2.0 million in the convertible preferred stock of Purchase Pro International, Inc. (Purchase Pro) prior to the initial public offering (IPO) of its equity securities in June 1999. Effective with Purchase Pro's IPO, this investment has now been converted to 571,429 shares of publicly traded common stock (NASDAQ ticker symbol PPRO) having a market value of $19.9 million at September 30, 1999. This investment is classified as an available-for-sale security under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the Company recorded an unrealized holding gain of $11.6 million, net of tax, in comprehensive income and has adjusted the carrying value of this investment.

         As discussed in the Company's Form 10-Q for the quarterly period ended June 30, 1999, the Company has, as part of its merger with IXC, acquired approximately five million shares of IXC common stock from General Electric Pension Trust. These shares represent an ownership interest of approximately 13%. Since the Company subsequently merged with IXC, the Company must account for these shares under the step-by-step purchase method in accordance with Accounting Principal Board Opinion (APB) No.18, "The Equity Method of Accounting for Investments in Common Stock." Accordingly, the Company has accounted for this investment under the equity method and recorded net losses equaling 13% of IXC's net loss from August 16, 1999 to September 30, 1999. These losses totaled $6.3 million pre-tax and are reflected as an Equity loss in unconsolidated subsidiaries. The Company also recorded 13% of IXC's comprehensive loss, or $7.5 million net of tax, for the same time period. The loss was the result of IXC's unrealized loss on the carrying value of its PSINet investment.

(5) LONG-TERM DEBT - In July 1999, pursuant to a private placement, the Company sold $400 million of 10-year, convertible subordinated debentures to Oak Hill Capital Partners, L.P. These notes are convertible into common stock of Cincinnati Bell at a price of $29.89 per common share at the option of the holder. For as long as this debt is outstanding, these notes bear a coupon rate of 6.75% per annum with the associated interest expense being added to the debt principal amount (commonly referred to as "payment in kind", or PIK). Payment in kind will take place for a five-year period, assuming that Oak Hill does not exercise conversion rights prior to that time. On November 9, 1999, the Company filed a registration statement on these notes on Form S-3 with the Securities and Exchange Commission.

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

         Concurrent with the close of the merger, the Company entered into a $1.8 billion credit facility consisting of a five-year term loan and a five-year revolving credit line with equal capacities of $900 million. As of the date of this filing, the Company has used approximately $700 million of the term loan to refinance its previously existing debt, as well as IXC's outstanding debt at the merger closing date (approximately $391 million). To date, the Company has not drawn from the revolving credit line. Terms and conditions of this credit facility are still subject to change during the bank syndication process. The Company expects this process to conclude on or near November 29, 1999.

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

 (6) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information, in millions of dollars, is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:

                                                                            Three Months             Nine Months Ended
                                                                        Ended September 30,              September 30,
                                                                        -------------------         --------------------
                                                                         1999        1998            1999           1998
                                                                        -----        ----           ------         -----
         Revenues                                                        $ 189.1     $ 179.5        $ 556.8       $ 532.9

         Costs and Expenses:
            Costs of providing services and products sold                   71.9        74.9          214.5         217.9
            Selling, general and administrative                             34.1        37.2          103.5         115.3
            Depreciation and amortization                                   28.0        26.9           83.3          78.8
            Year 2000 programming costs                                      0.5         2.5            4.2           7.7
            Mandated telecommunications costs                                ---         0.9            ---          10.7
                                                                           -----       -----          -----         -----
              Total Costs and Expenses                                     134.5       142.4          405.5         430.4
                                                                           -----       -----          -----         -----

         Operating Income                                                   54.6        37.1          151.3         102.5

         Net Income                                                       $ 32.0      $ 20.8         $ 88.1        $ 57.7


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

                                                                                        September 30,    December 31,
         MILLIONS OF DOLLARS                                                                1999             1998
                                                                                        -------------    -------------
         Current Assets............................................................      $    153.2         $  151.6
         Telephone Plant-Net.......................................................           589.3            580.8
         Other Noncurrent Assets...................................................            35.9             17.1
                                                                                         ----------       ----------

         Total Assets..............................................................      $    778.4        $   749.5
                                                                                         ==========        =========

         Current Liabilities.......................................................      $    154.8        $   144.2
         Noncurrent Liabilities....................................................            52.9             38.7
         Long-Term Debt............................................................           316.5            317.1
         Shareowner's Equity.......................................................           254.2            249.5
                                                                                         ----------       ----------

         Total Liabilities and Shareowner's Equity.................................      $    778.4      $     749.5
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

                                                                                Three Months Ended     Nine Months Ended
                                                                                  September 30,          September 30,
                                                                                ------------------     -------------------
       Dollars and shares in millions (except per share amounts)

                                                                                      1999       1998       1999       1998
                                                                                      ----       ----       ----       ----
       Basic earnings per share:

         Income from continuing operations                                            $25.8      $21.0      $78.8      $59.6
         Average common shares outstanding                                            134.1      136.0      135.8      135.9
                                                                                      -----      -----      -----      -----
             Basic earnings per share from continuing operations                       $.19       $.15      $ .58      $ .44
                                                                                       ----       ----      -----      -----

       Diluted earnings per share:

         Income from continuing operations                                            $25.8      $21.0      $78.8      $59.6
         Effect of dilutive securities:
           Average common shares, basic earnings per share calculation                134.1      136.0      135.8      135.9
           Stock options                                                                2.8        1.5        3.1        1.8
           Stock-based compensation arrangements                                         .8         .6         .8         .6
                                                                                     ------  ---- ---------- ---------- ----
           Average common shares, fully diluted                                       137.7      138.1      139.7      138.3
                                                                                      -----      -----      -----      -----
             Diluted earnings per share from continuing operations                 $    .19       $.15  $     .56      $ .43
                                                                                    -------       ----   --------      -----


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


                                                                        Three Months                     Nine Months
        Millions of Dollars                                         Ended September 30,              Ended September 30,
        -------------------                                    ------------------------------- ---------------------------------
                                                                   1999              1998             1999             1998
                                                                   ----              ----             ----             ----
        REVENUES
             Local Communications Services                           $189.1            $179.5           $556.8          $ 532.9
             Directory Services                                        18.9              18.0             55.3             54.8
             Wireless Services                                         25.8               ---             61.7              ---
             Other Communications Services                             32.7              28.4             95.1             79.4
             Intersegment                                              (4.1)             (3.3)           (10.7)            (8.5)
                                                               -------------      ------------    -------------     ------------
                                                                     $262.4            $222.6           $758.2           $658.6
                                                               =============      ============    =============     ============
        INTERSEGMENT REVENUES
             Local Communications Services                           $  1.9            $  1.4           $  5.2           $  3.4
             Directory Services                                         0.7               1.0              1.5              2.3
             Wireless Services                                          0.5               ---              1.0              ---
             Other Communications Services                              1.0               0.9              3.0              2.8
                                                               =============      ============    =============     ============
                                                                     $  4.1            $  3.3          $  10.7           $  8.5
                                                               =============      ============    =============     ============
        OPERATING INCOME (LOSS)
             Local Communications Services                           $ 54.6            $ 37.1          $ 151.3          $ 102.5
             Directory Services                                         7.0               6.3             20.1             19.0
             Wireless Services                                         (7.5)              ---            (25.4)            (0.6)
             Other Communications Services                              0.9               3.4              3.0              8.9
             Corporate and Eliminations                                 3.4               0.3              6.4             (2.0)
                                                               -------------      ------------    -------------     ------------
                                                                     $ 58.3            $ 47.1          $ 155.4          $ 127.8
                                                               =============      ============    =============     ============
        ASSETS
             Local Communications Services                                                               778.4          $ 739.2
             Directory Services                                                                           23.5             28.9
             Wireless Services                                                                           247.9             33.1
             Other Communications Services                                                                56.7             49.7
             Net Assets of Discontinued Operations                                                         ---            471.4
             Corporate and Eliminations                                                                  308.0             69.5
                                                                                                  =============     ============
                                                                                                     $ 1,414.5        $ 1,391.8
                                                                                                  =============     ============
        CAPITAL ADDITIONS
             Local Communications Services                           $ 30.9            $ 23.2          $  99.9          $ 105.4
             Directory Services                                         ---               ---              ---              ---
             Wireless Services                                         23.4               6.9             42.3              7.7
             Other Communications Services                              1.1                .7              5.6              2.6
             Corporate                                                  ---               2.0              ---              2.5
                                                               =============      ============    =============     ============
                                                                     $ 55.4            $ 32.8          $ 147.8          $ 118.2
                                                               =============      ============    =============     ============
        DEPRECIATION AND AMORTIZATION
             Local Communications Services                           $ 28.0            $ 26.9          $  83.3            $78.9
             Directory Services                                         ---               ---              ---              ---
             Wireless Services                                          3.7               ---             10.4              ---
             Other Communications Services                              1.6               1.2              4.5              2.7
             Corporate                                                  ---               0.3              ---              0.8
                                                               -------------      ------------    -------------     ------------
                                                                     $ 33.3            $ 28.4          $  98.2           $ 82.4
                                                               =============      ============    =============     ============


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


Equity in loss of unconsolidated subsidiaries was $6.3 million in 1999 as a result of recognizing the Company's share of IXC's losses from the date it purchased a minority investment, August 16, 1999, until the acquisition was completed, November 9, 1999.


For the quarter, interest expense increased $6.8 million, or 103%, and $12.0 million year-to-date, or 62%. These increases are attributable to higher average debt levels associated with the acquisition of the wireless business, the issuance of $400 million in convertible subordinated debentures to Oak Hill Capital Partners, L.P. in July 1999.


Income taxes decreased $2.5 million over the prior-year quarter, or 21%, as a function of higher pre-tax income. Year-to-date income tax expense increased $12.1 million, or 37%, versus the same period in 1998.



Income from continuing operations was $25.8 million, or $.19 per common share for the quarter; $78.8 million, or $.56 per common share year-to-date. Earnings per share from continuing operations increased 13% for the quarter and 27% year-to-date. Excluding the $18.8 million year-to-date net loss for the wireless business and the $6.3 million loss in unconsolidated subsidiaries, income from continuing operations was $101.6 million, or $.73 per common share.

LOCAL COMMUNICATIONS SERVICES


                                                Three Months Ended September 30,      Nine Months Ended September 30,
                                             ------------------------------------   ----------------------------------
($ Millions)                                  1999       1998     Change     %       1999       1998     Change      %
                                              ----       ----     ------     -       ----       ----     ------      -
Revenues:
   Local service                               $108.5     $102.3   $6.2       6        $317.3     $303.8   $13.5      4
   Network access                                46.2       44.5    1.7       4         138.8      134.8     4.0      3
   Other services                                34.4       32.7    1.7       5         100.7       94.3     6.4      7
                                            ---------  ---------    ---             ---------  ---------   -----
     Total Revenues                             189.1      179.5    9.6       5         556.8      532.9    23.9      4

Costs and expenses:
   Costs of providing services                   71.9       74.9   (3.0)     (4)        214.5      217.9    (3.4)    (2)
   Selling, general and administrative           34.1       37.2   (3.1)     (8)        103.5      115.3   (11.8)   (10)
   Depreciation and amortization                 28.0       26.9    1.1       4          83.3       78.8     4.5      6
   Year 2000 programming costs                    0.5        2.5   (2.0)    (80)          4.2        7.7    (3.5)   (45)
   Mandated telecommunications costs             ---         0.9   (0.9)     ---          ---       10.7   (10.7)    ---
                                            ---------  ---------    ---             ---------  ---------   -----
     Total Costs and Expenses                   134.5      142.4   (7.9)     (6)        405.5      430.4   (24.9)    (6)

Operating income                                $54.6      $37.1  $17.5      47       $ 151.3    $ 102.5  $ 48.8     48

Operating margin                                 28.9%      20.7%                        27.2%      19.2%

Access lines (In thousands)                                                             1,056      1,031      25       2
Minutes of use (In millions)                    1,155      1,078     77       7         3,407      3,167     240       8


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

DIRECTORY SERVICES

                                                 Three Months Ended September 30,             Nine Months Ended September 30,
                                               -----------------------------------         ------------------------------------
($ Millions)                                   1999       1998       Change      %          1999       1998       Change      %
                                               ----       ----       ------      -          ----       ----       ------      -
Revenues                                       $18.9      $18.0        $0.9       5         $55.3     $ 54.8       $ 0.5      1

Costs and Expenses:
 Costs of providing services                     7.0        6.7         0.3       4          20.5       21.0        (0.5)    (2)
 Selling, general and administrative             4.9        5.0        (0.1)     (2)         14.7       14.8        (0.1)    (1)
                                               -----       ----        ----                  -----      ----        -----
   Total Costs and Expenses                     11.9       11.7        0.2        2          35.2       35.8        (0.6)    (2)
                                               -----       ----        ----                  -----      ----        -----

Operating income                               $ 7.0      $ 6.3        $ .7      11         $20.1      $19.0       $ 1.1      6

Operating margin                               37.0%      35.0%                             36.3%      34.7%


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

WIRELESS SERVICES

                                             Three Months Ended September 30,               Nine Months Ended June 30,
                                           ------------------------------------          ---------------------------------
($ Millions, except ARPU)                   1999       1998      Change       %          1999       1998      Change     %
                                            ----       ----      ------       -          ----       ----      ------     -
Revenues
     Service                                  $23.0      $---        $23.0    ---          $53.2      $---       $53.2   ---
     Equipment                                  2.8       ---          2.8    ---            8.5       ---         8.5   ---
                                                ---       ---          ---    ---          -----       ---       -----   ---
     Total Revenues                            25.8       ---         25.8    ---           61.7       ---        61.7   ---

Costs and Expenses:
Costs of providing services                    15.1       ---         15.1    ---           41.1       ---        41.1   ---
Selling, general and administrative            14.5       0.1         14.4    ---           35.6       0.6        35.0   ---
Depreciation and amortization                   3.7       ---          3.7    ---           10.4       ---        10.4   ---
                                          ---------  --------    ---------              --------  --------  ----------
  Total Costs and Expenses                     33.3       0.1         33.2    ---           87.1       0.6        86.5   ---
                                          ---------  --------    ---------              --------  --------  ----------

Operating income (loss)                      $(7.5)   $ (0.1)      $ (7.4)    ---        $ (25.4)   $ (0.6)    $ (24.8)   ---

Operating margin                             (29.1)%      ---                              (41.2)%     ---

Number of subscribers                      112,471                                       112,471
Average revenue per unit (ARPU)                $78                                           $72
Customer churn                               1.51%                                         1.43%


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

Revenues for the quarter were $25.8 million, a 25% increase over the $20.7 million reported for the second quarter of 1999. Service revenues accounted for $23.0 million of the total, with the remaining $2.8 million coming from the sale of handsets and related equipment. Service revenues are growing on the basis of increasing subscribership, higher average revenue per unit, and relatively low customer churn. Current quarter equipment revenues are a function of subscribership and have remained steady across all quarters this year.

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

OTHER COMMUNICATIONS SERVICES

                                          Three Months Ended September 30,               Nine Months Ended September 30,
                                        -------------------------------------          ------------------------------------
($ Millions)                            1999       1998       Change       %           1999       1998       Change      %
                                        ----       ----       ------       -           ----       ----       ------      -
Revenues                                  $32.7      $28.4         $4.3      15          $95.1      $79.4       $15.7      20

Costs and Expenses:
  Costs of providing services              21.5       18.3          3.2      17           62.4       50.6        11.8      23
  Selling, general and administrative       8.8        5.5          3.2      58           25.2       17.2         8.0      47
  Depreciation and amortization             1.6        1.2          0.4      33            4.5        2.7         1.8      67
                                          -----      -----         ----                  -----      -----       -----

    Total Costs and Expenses               32.0       25.0          6.8      27           92.1       70.5        21.6      31
                                          -----      -----         ----                  -----      -----       -----

Operating income                          $ 0.8      $ 3.4      $ (2.5)    (74)          $ 3.0      $ 8.9      $ (5.9)    (66)

Operating margin                            2.8%      12.0%                                3.2%      11.2%


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

OTHER INCOME STATEMENT ITEMS


                                             Three Months Ended September 30,                Nine Months Ended September 30,
                                            ------------------------------------          -------------------------------------
($ Millions)                                1999        1998      Change       %          1999       1998       Change       %
                                            ----        ----      ------       -          ----       ----       ------       -
Wireless Venture Loss                         $  ---    $ 7.5       $(7.5)      ---         $ ---      $16.2    $ (16.2)      ---
Minority Interest                             $(1.7)    $ ---       $(1.7)      ---       $ (5.8)   $    ---     $ (5.8)      ---
Equity in net loss of unconsolidated
subsidiaries                                  $(6.3)     $ ---      $(6.3)      ---       $ (6.3)   $    ---     $ (6.3)      ---
Other Expense (Income), Net                   $(0.5)   $ (0.4)      $(0.1)     (25)       $ (0.5)      $ 1.6     $ (2.1)    (131)
Interest Expense                              $13.9     $ 7.0       $ 6.9       99         $31.9       $17.8     $ 14.1       79
Income Taxes                                  $14.5    $ 12.0       $ 2.5       21         $44.7       $32.6     $ 12.1       37



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


EQUITY IN NET LOSS OF UNCONSOLIDATED SUBSIDIARIES - As discussed in the Company's Form 10-Q for the quarterly period ended June 30, 1999, the Company has, as part of its merger with IXC, acquired approximately five million shares of IXC common stock from General Electric Pension Trust. These shares represent an ownership interest of approximately 13%. Since the Company subsequently merged with IXC, the Company must account for these shares under the step-by-step purchase method in accordance with Accounting Principal Board Opinion (APB) No.18, "The Equity Method of Accounting for Investments in Common Stock." Accordingly, the Company has accounted for this investment under the equity method and recorded net losses equaling 13% of IXC's net loss from August 16, 1999 to September 30, 1999. These losses totaled $6.3 million and are reflected as an Equity loss in unconsolidated subsidiaries.


INTEREST AND OTHER EXPENSE - Interest and other expense increased $6.8 million, or 103%, and $12.0 million year-to-date, or 62%. These increases are attributable to higher average debt levels associated with the acquisition of the wireless business and the issuance of $400 million in convertible subordinated debentures to Oak Hill Capital Partners, L.P. in July 1999.


INCOME TAXES - Income taxes of $14.5 million for the quarter increased by $2.5 million over the same period in 1998, representing an 21% increase. For the nine-month period, income taxes of $44.7 million are $12.1 million higher than in the prior year; a 37% increase. The approximate effective composite tax rate for the current year is 36%, as compared to 35% in the prior year.

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

Effective with the closing of the merger with IXC, the Company assumed approximately $1 billion in net debt of IXC (further discussed in Note 5 of the Notes to Financial Statements). Furthermore, the considerable capital investment required to complete IXC's fiber-optic network, combined with IXC's operating losses and the Company's own investment in new and existing businesses, will significantly increase the amount of cash needed by the Company in Year 2000 and beyond. Accordingly, the Company has obtained a $1.8 billion credit facility that is being used to refinance currently existing IXC debt, fund capital expenditures, and provide working capital to the newly combined company. This consists of a five-year term loan and a five-year revolving credit line with equal capacities of $900 million. As of the date of this filing, the Company has used approximately $700 million of the term loan to refinance its previously existing debt, as well as IXC's outstanding debt. To date, the Company has not drawn from the revolving credit line (further discussion of this credit facility is contained in Note 5 of the Notes to Financial Statements) .

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

In order to fund the items noted above, the Company incurred an additional $36 million in short-term debt in 1999. Additionally, the Company sold $400 million in convertible subordinated debentures to Oak Hill Partners, L.P. in July 1999 (see Note 5 of Notes to Financial Statements). Dividends paid to shareholders reduced cash equally ($41 million) in both periods. Concurrent with its announcement of the merger with IXC, the Company discontinued its dividend payment effective after the second quarter 1999 payment in August 1999. At current levels, this will provide approximately $14 million per quarter in reduced cash requirements.

BALANCE SHEET

The $7 million decrease in cash and cash equivalents is the net result of the items discussed above. Although the Company increased its provision for doubtful accounts, net receivables increased $8 million as a function of higher revenues (receivables as a percent of sales actually decreased in the quarter). Inventory levels increased by $4 million due to the inventory requirements of the Company's wireless business. Goodwill and other intangibles increased $6 million as a result of the acquisition of a long-distance reseller and the adjustment to the purchase price for the wireless business (described in Note 3 of the Notes to Financial Statements). The $50 million increase in net property, plant and equipment is a function of current year capital expenditures, less depreciation. The $36 million increase in short-term debt and the approximately $400 million increase to long-term debt are discussed in more detail above. The $68 million decrease to shareowners' equity is the net result of the buyback of the Company's common shares more than offsetting year-to-date net income, stock option exercises, and an unrealized gain on investments.

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

OHIO - In March 1998, CBT and several intervening parties reached agreement on the terms of a proposed settlement of most of the outstanding issues associated with CBT's application for approval of an alternative regulation plan known as CBT's "Commitment 2000" plan. The proposed settlement was subsequently approved by the Public Utilities Commission of Ohio (PUCO) on April 9, 1998. The terms of the Commitment 2000 plan approved by the PUCO include: (1) the elimination of rate-of-return regulation and greater pricing flexibility for most services; (2) no increase in basic residential access line rates for the term of the plan; (3) greater pricing flexibility for business services; and (4) a 30% reduction in basic rates for qualified, low-income residential consumers. The plan has an initial term of three and one-half years, which can be extended up to two additional years at CBT's discretion so long as certain service quality benchmarks are maintained. The portion of CBT's alternative regulation case dealing with the rates CBT can charge to competitive local exchange carriers for unbundled network elements is still pending. The hearing on this portion of the case was conducted in March and April 1999. On November 4, 1999, the PUCO issued its Supplemental Opinion and Order, specifying certain parameters and methods CBT must use to set its rates for unbundled network elements and requiring compliant cost studies within three months. We have not yet been able to assess the full impact of this decision on CBT's rates, but believe that most rates will be below the levels CBT had requested, particularly with respect to local loops. CBT is considering whether to seek rehearing or an appeal of the decision.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 29, 1999, the Company conducted a special meeting of its security holders in order to vote on the issuance of Cincinnati Bell common stock to stockholders of IXC in the merger of IXC and a subsidiary of Cincinnati Bell. This was the only item submitted for a vote of security holders during this special meeting. The Company's shareholders approved the merger, with 82,156,679 common shares (87.04%) voting in favor of the merger, 12,238,220 common shares (12.04%) voting against the merger, and 1,417,918 common shares.

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

                                    Cincinnati Bell Inc.

Date:  March 17, 2000               /s/ Kevin W. Mooney
       -------------------          ------------------------------------------
                                    Kevin W. Mooney
                                    Chief Financial Officer