Form 10-K
period 1999-12-31
CINCINNATI BELL INC /OH/
filed 2000-03-20
CIK 716133

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______ to _______

                          Commission file number 1-8519

                              CINCINNATI BELL INC.
                                       DBA
                                 BROADWING INC.

               An Ohio                                   I.R.S. Employer
             Corporation                                 No. 31-1056105

                 201 East Fourth Street, Cincinnati, Ohio 45202
                          Telephone Number 513 397-9900

                     --------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
         Title of each class                        on which registered
         -------------------                       ----------------------
Common Shares (par value $0.01 per share)          New York Stock Exchange
Preferred Share Purchase Rights                    Cincinnati Stock Exchange
6.75% Preferred Shares                             New York Stock Exchange
7.25% Preferred Shares                             New York Stock Exchange


Securities requested pursuant to Section 12(g) of the Act:  None

                     --------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X     No
         ---       ---

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    At February 25, 2000, there were 202,550,808 Common Shares outstanding.

    At February 25, 2000, the aggregate market value of the voting shares owned by non-affiliates was $5,880,482,640.

                    ----------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's definitive proxy statement dated March 17, 2000 issued in connection with the annual meeting of shareholders (Part III)

                               TABLE OF CONTENTS

                                     PART I

                                                                                                    Page
Item 1.    Business ................................................................................  1

Item 2.    Properties ..............................................................................  9

Item 3.    Legal Proceedings .......................................................................  9

Item 4.    Submission of Matters to a Vote of Security Holders .....................................  9

Item 4A.   Executive Officers of the Registrant .................................................... 10



                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ................... 12

Item 6.    Selected Financial Data ................................................................. 13

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ... 14

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk .............................. 28

Item 8.    Financial Statements and Supplementary Schedules ........................................ 28

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .... 57



                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ...................................... 57

Item 11.   Executive Compensation .................................................................. 57

Item 12.   Security Ownership of Certain Beneficial Owners and Management .......................... 57

Item 13.   Certain Relationships and Related Transactions .......................................... 57



                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................ 58

Signatures ......................................................................................... 63


This report contains trademarks, service marks and registered marks of the Company and its subsidiaries, as indicated.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
STATEMENT

    Form 10-K contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of the Company and its subsidiaries, are forward-looking statements. These statements involve potential risks and uncertainties; therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

    Important factors that may affect these expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which the Company and its subsidiaries operate; advances in telecommunications technology; the ability of the Company to generate sufficient cash flow to fund its business plan and expand its fiber-optic network; changes in the telecommunications regulatory environment; changes in the demand for the services and products of the Company and its subsidiaries; the ability of the Company and its subsidiaries to introduce new service and product offerings in a timely and cost effective basis; and integration of the Company's new Broadwing Communications subsidiary.

                                     Part I

ITEM 1.  BUSINESS

GENERAL

    As a result of its merger with IXC Communications Inc., Cincinnati Bell Inc., an Ohio corporation, announced it would begin doing business as Broadwing Inc. ("the Company") on November 15, 1999.

    The Company is a diversified telecommunications services holding company. The Company's segments are strategic business units that offer distinct products and services to targeted market segments of customers.

    The Local Communications segment provides local service, network access, data networking, Internet-based services, sales of communications equipment, local toll, and other ancillary telecommunications services through its Cincinnati Bell Telephone ("CBT") and ZoomTown.com ("ZT") subsidiaries. These two subsidiaries function as a fully integrated wireline communications provider.

    The Broadband segment utilizes an advanced fiber-optic network to provide data transport, Internet, private line, switched access and other services. Additionally, network capacity is leased (in the form of indefeasible right-to-use agreements) to other telecommunications providers and to Internet service providers.

    The Wireless segment comprises the operations of Cincinnati Bell Wireless LLC (an 80%-owned venture with AT&T Wireless PCS, Inc.), which provides advanced digital personal communications services to customers in its Cincinnati and Dayton, Ohio operating areas.

    The Directory segment comprises the operations of Cincinnati Bell Directory, which publishes Yellow Pages directories and sells directory advertising and informational services in Cincinnati Bell Telephone's franchise area. These services are available to the customer in the form of traditional printed directories, an Internet-based service known as "Cincinnati Exchange," and on CD-Rom.

    Other Communications combines the Cincinnati Bell Long Distance (CBLD) (also doing business as Cincinnati Any Distance), Cincinnati Bell Supply (CBS), and Broadwing IT Consulting segments. CBLD resells long distance, voice, data, frame relay, and Internet access services to small- and medium-sized business and residential customers in a six-state area of the midwest. CBS sells new computers and resells telecommunications equipment. Broadwing IT Consulting provides network integration and consulting services as well as the sale of related equipment.

    The Company is incorporated under the laws of Ohio and has its principal executive offices at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900).

STRATEGY

    The Company believes that its reputation for service quality, well-regarded brand name, telecommunications industry knowledge and focus, and marketing and provisioning expertise can be successfully transferred to a national audience via its newly acquired, nationwide fiber-optic network and Internet backbone. Additionally, the Company seeks to expand on its existing capabilities by partnering with targeted industry leaders with different capabilities such as Cisco Systems, PSINet, ZeroPlus.com, Corvis, Lucent Technologies and AT&T.

    By leveraging these competitive strengths, the Company believes that it can increase the market penetration of its existing services, effectively market new services, establish and deliver its data network solutions and wireless capabilities, and capture the full benefit of its strategic relationships.

              The Company is focusing its efforts on several key initiatives:

              - use its advanced telecommunications network consisting of more than 18,000 total fiber route miles to facilitate the widespread deployment of high-speed data transport services,

              - stimulate and service the demand for wireless communications services,

              -      maintain market share in voice communications,

              - create unique product-bundling solutions from the products and services of its subsidiaries.

LOCAL COMMUNICATIONS

    Local Communications services are provided by the Company's Cincinnati Bell Telephone (CBT) and ZoomTown.com subsidiaries. CBT's product and service offerings are generally classified into three major categories: local service, network access, and other services. Revenues from this segment were 66%, 81% and 80%, respectively, of consolidated Company revenues for 1999, 1998 and 1997.

    CBT provides telecommunications services to business and residential customers in the Cincinnati metropolitan market area. This market is about 2,400 square miles located approximately within a 25-mile radius of Cincinnati and it includes all or significant parts of four counties of southwestern Ohio, six counties in northern Kentucky and two counties in southeastern Indiana. Approximately 98% of Cincinnati Bell Telephone's network access lines are in one local access transport area.

    Local service revenues are primarily from end-user charges for use of the public switched telephone network and for value-added services and custom-calling features. These services are provided to business and residential customers and represented 57% of CBT's total revenues for 1999. Network access revenues accounted for 25% of CBT's 1999 revenues and are from interexchange carriers for access to CBT's local communications network and from business customers for customized access arrangements. Other services represent the remaining 18% of CBT's 1999 revenues and are for the sale of telecommunications equipment, Internet access, sales and installation of communications equipment, commissions from sales agency agreements and other ancillary services.

    CBT has successfully leveraged its embedded network investment to provide value-added services and unique product bundling packages, resulting in additional revenue with minimal incremental costs. CBT's plant, equipment and network are modern and capable of handling new service offerings as they are developed. Of its network access lines, 97% are served by digital switches, 100% have ISDN capability and 100% have Signaling System 7 capability, which supports enhanced features such as Caller ID, Call Trace and Call Return. The network also includes more than 2,800 route miles of fiber-optic cable, with nine rings of cable equipped with SONET technology linking Cincinnati's downtown and other major business centers. These SONET rings offer increased reliability and redundancy to CBT's major business customers. CBT's capital investment has been held relatively constant in recent years, normally ranging between $130 million and $150 million per year. However, the Company's desire to facilitate widespread deployment of its high-speed digital subscriber line service (Zoomtown) and equip its entire network for these types of high-speed data transport services has required, and will continue to require, additional capital investment.

    In order to maintain its network, CBT relies on readily available supplies from a variety of external vendors. Since the majority of CBT's revenues result from use of the public switched telephone network, its operations follow no particular seasonal pattern. CBT's franchise area is granted under regulatory authority, and is subject to increasing competition from a variety of competitors. CBT is not aware of any regulatory initiative that would restrict the franchise area in which it is able to operate. A significant portion of its revenues are derived from pricing plans that require regulatory overview and approval. In recent years, these pricing plans have resulted in decreasing or fixed rates for some services, offset by price increases and more flexibility for other services. As of December 31, 1999, 42 companies were certified to offer telecommunications services in CBT's local franchise area and have sought interconnection agreements with CBT (13 of which are still in negotiations). CBT seeks to maintain competitive advantage over these carriers through its service quality, technologically equivalent or superior network, innovative products and services, creative bundling ideas for product and customer billing, and value pricing. CBT continues to report net gains in access lines in spite of this increased level of competition.

    CBT had approximately 1,055,000 network access lines in service on December 31, 1999, an increase of 2.1% or 22,000 lines from December 31, 1998. Approximately 68% of CBT's network access lines serve residential customers and 32% serve business customers. In addition, voice-grade equivalents, a measure used to express the sale of higher-bandwidth services, increased 34% and 40% in 1999 and 1998, respectively.

BROADBAND

    The Broadband segment was created as a result of the Company's merger with IXC Communications, Inc. (IXC) on November 9, 1999, and reflects the operations of Broadwing Communications Inc. (formerly IXC) from that date forward. Broadband revenues constituted only 8.8% of consolidated Company revenues in 1999, which does not fully reflect this segment's importance to the Company's future operations.

    Broadwing Communications Inc. is a nationwide provider of data and voice communications services. These services are provided over approximately 16,000 route miles of fiber optic transmission facilities. Revenues for the Broadband segment come chiefly from its private line and switched services, categories constituting 46.3% and 48.9%, respectively, of Broadband segment revenues in the post-merger period.

    Private line services provided by this segment represent the long-haul transmission of voice, data and Internet traffic over dedicated circuits, and are provided under bulk contracts with customers. Additionally, the private-line category includes revenues resulting from indefeasible right-to-use ("IRU") agreements. IRU agreements typically cover a fixed period of time and represent the lease of network fibers. The Company currently maintains enough network capacity and believes that the sale of IRU agreements has no negative impact on its ability to carry traffic for its retail customers. IRU agreements are standard practice among Broadwing Communication's competitors.

    Switched services represent billed minutes per use for long distance services and consist of sales to both retail and wholesale customers. The Company currently believes that the best opportunity for switched services margin improvement lies with its retail customers. Accordingly, the Company is de-emphasizing the sale of switched services to wholesale customers. In the post-merger period, revenues from wholesale customers represented 42% of switched services revenue, a significantly smaller percentage than reported for the comparable 1998 period.

    Data and Internet services represent the sale of high-speed data transport services such as frame relay, Internet access, and Internet-based services such as Web hosting to retail customers. In the post-merger period, these revenues constituted a relatively small 4.8% of Broadband segment revenues. However, the Company envisions a growing market for these types of services and it expects that the Data and Internet category will provide a greater share of Broadband segment revenues in the future.

    The centerpiece of the Broadband segment is its next-generation, fiber-optic network. This network is not yet fully constructed, and will require significant expenditures to complete and to maintain. The construction of this network relies on a supply of readily-available materials and supplies from an established group of vendors. Construction of the network also relies on the ability to secure and retain land and rights-of-way for the location of network facilities, and the Company may incur significant future expenditures in order to remove these facilities upon expiration of these rights-of-way agreements.

    Since revenues from this segment are conditioned primarily on telephone usage and the ratable recognition of contract revenues, its operations follow no particular seasonal pattern. However, this segment does receive a significant portion of its revenues from a relatively small group of interexchange carriers that are capable of constructing their own network facilities.

    In order to satisfy the contractual commitments that Broadwing has entered into with respect to IRU agreements, approximately 1,700 fiber route miles must still be constructed at an estimated cost of $82 million.

    Prices and rates for this segment's services offerings are primarily established through contractual agreements. Accordingly, they are influenced by marketplace conditions such as the number of competitors, availability of comparable service offerings, and the amount of fiber network capacity available from these competitors. Broadwing faces significant competition from other fiber-based telecommunications companies such as Level 3 Communications, Qwest Communications International, Global Crossings and Williams Communications. These companies have similarly equipped fiber networks, are well-financed, and have enjoyed certain competitive advantages over Broadwing Communications in the past. Broadwing Communications is confident that it is able to match these competitors on the basis of technology and is currently pursuing dramatic improvement with regard to critical processes, systems, and the execution of its business strategy.

WIRELESS

    The Wireless Segment comprises the operations of Cincinnati Bell Wireless LLC, an 80%-owned venture with AT&T PCS, Inc. The Company acquired its 80% ownership interest from AT&T PCS on December 31, 1998.

    Revenues for the Wireless segment arise primarily from two sources: provision of wireless communications services to its subscribers and the sale of handsets and associated equipment and accessories. In 1999, approximately 88% of revenues for the segment were from services and the remaining 12% were from equipment sales and other. The Wireless segment as a whole contributed 8.1% of current year consolidated Company revenues and also supplied more than 37% of the growth in consolidated revenues versus the prior year.

    Service revenues are generated through subscriber use of the Company's wireless communications network. This network is maintained by the Company with respect to the Greater Cincinnati and Dayton, Ohio operating areas with wireless calls beyond these areas being terminated on AT&T PCS' national wireless network. Service revenues are generated through a variety of rate plans, which typically include a fixed number of minutes for a flat monthly rate, with additional minutes being charged at a per-minute-of-use rate. Additional revenues are generated by this segment when subscribers of other wireless providers initiate wireless calls using their own handsets on the Company's network. However, significant expenses are also incurred by this segment as its own wireless subscribers use their handsets in the operating territory of other wireless providers.

    Nearly all service revenues are primarily generated on a post-paid basis, in that subscribers pay in arrears, based on usage. In October 1999, the Company introduced a new prepaid wireless service known as i-Wireless-SM-. This service is targeted primarily at youth and allows for the purchase of a specific number of minutes, in advance, at a fixed price. Since this service leverages the Company's existing network and requires no billing capabilities, it does not require significant incremental capital investment.

    Sales of handsets and associated equipment take place primarily at the Company's retail locations, which consist of store locations and kiosks in high-traffic shopping malls and commercial buildings in the Cincinnati and Dayton, Ohio areas. The Company sells handsets and equipment from a variety of vendors; the Nokia brand is most popular with its customers. The Company maintains a supply of equipment and does not envision any shortages that would compromise its ability to add new customers. Unlike service revenues (which are a function of wireless handset usage), some degree of seasonality is experienced with respect to sales of equipment. Reasons for this phenomenon are two-fold: (1) handsets and equipment are often given as gifts during holiday seasons, and (2) the Company focuses a considerable amount of its marketing and promotional efforts towards these seasons. In order to attract customers, handsets are typically subsidized by the Company, i.e., sold for less than direct costs. This is a typical practice in the wireless industry.

    The Wireless segment offers its services over a digital wireless network using Time Division Multiple Access (TDMA) technology. The Company believes that TDMA technology is sufficiently robust to meet the existing needs of its customers and to enable it to introduce new products and services as part of its business plan. As previously mentioned, this segment is reliant on AT&T PCS' national network for calls outside of its Greater Cincinnati and Dayton, Ohio operating areas. The Company believes that AT&T PCS will maintain its national digital wireless network in a form and manner that will allow Cincinnati Bell Wireless to attract and retain customers.

    Rates and prices for this segment are determined as a function of marketplace conditions. As such, rates can and will be influenced by the pricing plans of as many as six active wireless service competitors. As evidenced by its record of attracting and retaining customers since its entry into the wireless business in 1998, the Company believes that its combination of technology, pricing and customer service enable it to succeed in its current operating environment. The Wireless segment has both consumer and business customers and does not believe that the loss of any one customer or small group of customers would have a material impact on its operations.

    Given that this venture is jointly owned with AT&T PCS, net income or losses generated by this segment are shared between Cincinnati Bell Wireless and AT&T PCS in accordance with respective ownership percentages. As a result, 19.9% of the adjusted net income or loss for this segment is reflected as minority interest income or loss in the Company's Consolidated Statements of Income and Comprehensive Income (Loss).

DIRECTORY

    The Directory segment is comprised of the operations of Cincinnati Bell Directory, which publishes Yellow Pages directories and sells directory advertising and informational services in Cincinnati Bell Telephone's franchise area. These services are available to more than 1.2 million residential and business customers in the form of traditional printed directories, an Internet-based service known as "Cincinnati Exchange," and on CD-Rom.

    The majority of the revenues for this segment come from publishing, and it is the Company's practice to recognize revenues, and associated direct expenses over the lifespan of the respective publications (generally twelve months). Revenues for this segment constituted 7%, 8% and 9%, respectively, of consolidated Company revenues for 1999, 1998 and 1997. Primary expenses of this segment are sales commissions paid to sales agents and printing costs associated with its directory publications.

OTHER COMMUNICATIONS

    Other Communications combines the operations of the Cincinnati Bell Long Distance, Cincinnati Bell Supply, and Broadwing IT Consulting segments. Revenues for this segment constituted 12% of consolidated Company revenues for 1999 and each of the preceding two years.

    Cincinnati Bell Long Distance Inc. (CBLD)

    CBLD is an integrated communications provider that resells long distance telecommunications services and products as well as voice mail and paging services mainly in Ohio, Indiana, Michigan, Kentucky and Pennsylvania. CBLD is licensed, however, as a long distance provider in every state except Alaska. Its principal market focus is small-and medium-sized business and residential customers. CBLD augments its high-quality long-distance services with calling plans, network features and enhanced calling services to create customized packages of communications services for its clients. CBLD has added new data communications services for business customers, including high-speed dedicated and dial-up Internet access services and other high-speed data transport using frame relay technology. The operations of CBLD were integrated into Broadwing Communications in January 2000. Also in January 2000 CBLD started doing business as Cincinnati Bell Any Distance.

    Cincinnati Bell Supply Company (CBS)

    CBS markets telecommunications and computer equipment. Its principal market is the secondary market for refurbished telecommunications systems, including AT&T and Lucent branded systems. CBS's competitors include vendors of new and used computer and communications equipment operating regionally and across the nation. The Company is finalizing plans to sell or exit this business in 2000 as it does not fit the Company's long-term strategic plan.

    Broadwing IT Consulting

    Broadwing IT Consulting provides network integration and consulting services as well as the sale of related equipment. Its principal market is small- to medium-sized businesses. Competitors include Intranet hardware vendors, wiring vendors and other network integration and consulting businesses. The operations of Broadwing IT Consulting were integrated into Broadwing Communications in January 2000.

RISK FACTORS

    INCREASED COMPETITION COULD COMPROMISE CBT'S PROFITABILITY AND CASH FLOW

    LOCAL

       With regard to local markets, CBT continues to be the predominate provider of voice and data communications in the Greater Cincinnati and Northern Kentucky areas. This business is becoming increasingly competitive. CBT offers modern telecommunications services (such as its ZoomTown-SM- high-speed Asynchronous Digital Subscriber Line (ADSL) service and its FUSE-Registered Trademark- Internet access services) to its local customers, but faces competition from cable modem and Internet access providers. The Company believes CBT will face greater competition as more competitors surface and focus additional resources on the Greater Cincinnati and Northern Kentucky metropolitan areas.

         With the exception of Broadwing Communications (discussed below under "National"), the Company's other subsidiaries operate in a largely local or regional area, and each of these subsidiaries face significant competition. CBD's competitors are directory services companies, newspapers and other media advertising services providers in the Cincinnati metropolitan market area. CBD now competes with its former sales representative for Yellow Pages directory customers; such competition may affect CBD's ability to grow or maintain profits and revenues. CBLD's competitors include interexchange carriers and certain local telecommunications services companies. CBS's competitors include vendors of new and used communications and computer equipment, operating regionally and across the nation. Cincinnati Bell Wireless, LLC is one of six active wireless service providers in the Cincinnati and Dayton metropolitan market areas, most of which are nationally known and well financed. Broadwing IT Consulting provides network integration and consulting services and competes with a variety of Intranet hardware vendors, wiring vendors and other integration and consulting businesses.

         The Company's inability to succeed against these competitors would compromise its profitability and cash flow. This would result in increased reliance on borrowed funds and could affect its ability to continue expansion of its national fiber-optic and regional wireless networks.

    NATIONAL

         The addition of the Broadwing Communications subsidiary presents the Company with significant opportunities to reach a nationwide customer base and provide new services to local customers. However, the Company's success in this regard will depend on its ability to meet customers' price, quality and customer service expectations. With entry into this national market, the Company now faces competition from well-managed and well-financed companies such as Level 3 Communications, Qwest Communications International, Global Crossings, and Williams Communications. As with competition in the local arena, the Company's failure against these competitors could compromise its ability to continue construction of its network, which could have a material adverse effect on its business, financial condition and results of operations.

         Competition from other national providers could also have another effect on the Company. The current and planned fiber network capacity of these and other competitors could result in decreasing prices even as the demand for high-bandwidth services increases. Most of these competitors have announced plans to expand, or are currently in the process of expanding, their networks. Increased network capacity and traffic optimization could place downward pressure on prices, thereby making it difficult for the Company to maintain profit margins.

    INSUFFICIENCY OF CASH FLOW FOR PLANNED INVESTING AND FINANCING ACTIVITIES WILL RESULT IN A SUBSTANTIAL AMOUNT OF INDEBTEDNESS

         The Company's recent history of generating sufficient cash flow in order to provide for investing and financing needs has changed. Prior to 1998, the Company consisted largely of mature businesses that benefited from a local telephone franchise, an embedded customer base and relative freedom from competition.

         The growth in demand for wireless, data and Internet-based communications, however, has made it necessary and prudent for the Company to diversify into these new businesses. Entering these businesses requires the Company to explore new markets in an attempt to reach new customers, and has resulted in substantial start-up costs, net operating losses and a drain on cash flow. The need to continue construction of the Company's fiber-optic network in support of these services will require a significant amount of additional funding, aggregating to approximately $1.8 billion over the next three years.

         In order to provide for these cash requirements, the Company has obtained a $2.1 billion credit facility from a group of 24 banking and non-banking institutions. The Company anticipates that it will substantially increase its indebtedness in 2000 under this credit facility in order to provide for net operating losses, to fund its capital investment program, and to refinance existing debt.

         The Company will not be able to provide for its anticipated growth without borrowing from this credit facility. The ability to borrow from this credit facility is predicated on the Company's ability to satisfy certain debt covenants that have been negotiated with lenders. Failure to satisfy these debt covenants could severely constrain the Company's ability to borrow from the credit facility without receiving a waiver from these lenders. If the Company were unable to continue the construction of its fiber-optic network, current and potential customers could be lost to competitors, which could have a material adverse effect on its business, financial condition and results of operations.

    NETWORK EXPANSION IS DEPENDENT ON ACQUIRING AND MAINTAINING RIGHTS-OF-WAY AND PERMITS

         The expansion of the Company's network also depends on acquiring rights-of-way and required permits from railroads, utilities and governmental authorities on satisfactory terms and conditions and on financing such expansion. In addition, after the network is completed and required rights and permits are obtained, the Company cannot guarantee that it will be able to maintain all of the existing rights and permits. If the Company were to fail to obtain rights and permits or were to lose a substantial number of rights and permits, it could have a material adverse effect on its business, financial condition and results of operations.

    A SIGNIFICANT AMOUNT OF CAPITAL EXPENDITURES WILL BE REQUIRED TO FUND EXPANSION OF THE NETWORK

         The Company is committed to the expansion of its nationwide fiber-optic network, the widespread deployment of high-speed data transport services in its local telephone franchise area and continued infrastructure development for its wireless business. These initiatives will require a considerable amount of funding.

         The Company's annual capital expenditures for its local Telecommunications business ranged between $100 million and $160 million over the last four years. In 1999, growth of the wireless business and capital spending in the post-merger period more than doubled these amounts (to nearly $400 million in the current year). The Company's current plans call for more than $800 million in capital spending in 2000 in order to continue expansion of the fiber optic network. Heavy capital spending is also planned in subsequent years, with the Company planning to spend nearly $1 billion over the succeeding two-year period.

         The Company believes that it is imperative to invest heavily in its network in order to offer leading-edge products and services to its customers. Failure to construct and maintain such a network would leave the Company vulnerable to customer loss to other fiber-optic network providers, and would cause slower than anticipated growth. This would have a material adverse effect on our business, financial condition and results of operations.

    REGULATORY INITIATIVES MAY IMPACT THE COMPANY'S PROFITABILITY

         The Company's most profitable subsidiary, CBT, is subject to regulatory oversight of varying degrees at both the state and federal level. Regulatory initiatives that would put CBT at a competitive disadvantage or mandate lower rates for its services could result in lower profitability and cash flow for the Company, thereby increasing its reliance on borrowed funds. This could potentially compromise the expansion of its national fiber-optic network and development of its wireless business.

         A further discussion of specific regulatory matters pertaining to the Company and its operations is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    CAPITAL ADDITIONS

    The capital additions of the Company are primarily for its fiber-optic transmission facilities, telephone plant in its local service area, and for development of the infrastructure for its wireless business. As a result of these expenditures, the Company expects to be able to introduce new products and services, respond to competitive challenges and increase its operating efficiency and productivity.

    The following is a summary of capital additions for the years 1995 through 1999:

                                                 Dollars in Millions
             ------------------------------------------------------------------------------------------------
             Local Telephone          Fiber-Optic                Wireless                       Total Capital
               Operations       Transmission Facilities      Infrastructure         Other         Additions
               ----------       -----------------------      --------------         -----         ---------
1999             $152.2                 $165.0                   $ 55.9             $ 8.3           $381.4
1998             $134.9                   --                       $2.2             $ 6.5           $143.6
1997             $140.0                   --                       --               $18.4           $158.4
1996             $101.4                   --                       --               $ 4.9           $106.3
1995             $ 90.3                   --                       --               $ 2.5           $ 92.8

    The total investment in local telephone operations plant increased from approximately $1,447 million at December 31, 1994, to approximately $1,856 million at December 31, 1999, after giving effect to retirements but before deducting accumulated depreciation at either date.

    Capital additions for 2000 are estimated to be approximately $800 million, excluding any acquisitions that may occur in 2000.

EMPLOYEES

    At December 31, 1999, the Company and its subsidiaries had approximately 6,000 employees. CBT had approximately 2,000 employees covered under a collective bargaining agreement with the Communications Workers of America, which is affiliated with the AFL-CIO. The collective bargaining agreement expires in May 2002.

BUSINESS SEGMENT INFORMATION

    The amounts of revenues, intersegment revenues, EBITDA, assets, capital additions, depreciation and amortization attributable to each of the business segments of the Company for the year ended December 31, 1999, are set forth in Note 15 of the Notes to Financial Statements contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    ITEM 2.  PROPERTIES

    The property of the Company is principally composed of its nationwide fiber-optic transmission system, telephone plant in its local telephone franchise area, and the infrastructure associated with its wireless business in the Greater Cincinnati and Dayton, Ohio operating areas. As this investment is extensive and geographically dispersed, it does not lend itself to description by character and location of principal units. Each of the Company's subsidiaries maintains some investment in furniture and office equipment, computer equipment and associated operating system software, leasehold improvements and other assets. Facilities leased as part of an operating lease arrangement are expensed as incurred and are not included in the totals below.

    With regard to its local telephone operations, substantially all of the central office switching stations are owned and situated on land owned by the Company. Some business and administrative offices are located in rented facilities, some of which are treated as capitalized leases and included in the "Furniture, fixtures, vehicles and other" caption below. Fiber-optic transmission facilities consist largely of fiber-optic cable, associated optronics and the land and rights-of-way necessary to place these facilities. The wireless infrastructure consists primarily of transmitters, receivers, towers, antennae and associated land and rights-of-way.

    The gross investment in fiber-optic transmission facilities, telephone plant, wireless infrastructure and other property, in millions of dollars, at December 31, 1999 and 1998 was as follows:

                                                                  1999              1998
                                                                  ----              ----
Land and rights of way                                        $  155.9          $    5.0
Buildings and leasehold improvements                             428.3             164.0
Telephone plant                                                1,697.2           1,438.5
Transmission system                                            1,074.4              65.9
Furniture, fixtures, vehicles and other                          225.7             187.4
Construction in process                                          232.0              12.4
                                                                 -----              ----
     Total                                                    $3,813.5          $1,873.2
                                                              ========          ========

    Properties of the Company are divided between operating segments as follows:

                                                                 1999              1998
                                                                 ----              ----
Local Communications                                             48.7%             92.9%
Broadband                                                        46.0%             --
Wireless                                                          4.5%              5.8%
Other Communications                                              0.8%              1.3%
                                                                  ----              ----
     Total                                                      100.0%            100.0%
                                                                ======            ======

ITEM 3.  LEGAL PROCEEDINGS

    The information required by this Item is included in Note 19 of the Notes to Financial Statements that are contained in Item 8, "Financial Statements and Supplementary Data."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

    On October 29, 1999, the Company conducted a special meeting of its security holders in order to vote on the issuance of the Company's common stock to stockholders of IXC in the merger of IXC and a subsidiary of the Company. This was the only item submitted for a vote of security holders during this special meeting. The Company's shareholders approved the merger, with 82,156,679 common shares (87.04%) voting in favor of the merger, 12,238,220 common shares (12.04%) voting against the merger, and 1,417,918 common shares abstaining from the vote.

    ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT (DURING 1999)

The names, ages and positions of the executive officers of the Company as of 12/31/99 are as follows:

                  Name                                        Age                            Title
                  ----                                        ---                            -----
         James D. Kiggen (a)                                   67                       Chairman of the Board

         Richard G. Ellenberger (a)(b)(d)                      46                       President and Chief Executive Officer

         John T. LaMacchia (a)(b)(c)                           57                       President and Chief Executive Officer

         Kevin W. Mooney                                       41                       Executive Vice President and Chief
                                                                                        Financial Officer

         Thomas E. Taylor                                      53                       General Counsel and Secretary

         Richard S. Pontin                                     46                       President and Chief Operating Officer of
                                                                                        Broadwing Communications Inc.

         John F. Cassidy                                       45                       President, Cincinnati Bell Enterprises

         Jack J. Mueller                                       43                       President, Cincinnati Bell Telephone

------------------------------

(a)      Member of the Board of Directors

(b)      Member of the Executive Committee

(c) Effective February 28, 1999, Mr. LaMacchia resigned as President and Chief Executive Officer of the Company but continues to serve as a Director of the Company.

(d) Effective March 1, 1999, upon Mr. LaMacchia's resignation, Mr. Ellenberger became President and Chief Executive Officer of the Company.

    Officers are elected annually but are removable at the discretion of the Board of Directors.

JAMES D. KIGGEN, Chairman of the Board of the Company since January 1, 1999; Chairman of the Board of Xtek, Inc., 1985-1999; Chief Executive Officer of Xtek, Inc., 1985-1998; President of Xtek, Inc., 1985-1995. Director of Fifth Third Bancorp and its subsidiary, Fifth Third Bank, and The United States Playing Card Company.

RICHARD G. ELLENBERGER, President and Chief Executive Officer of the Company since March 1, 1999; Chief Operating Officer of the Company since September 1, 1998; President and Chief Executive Officer of CBT since June, 1997; Chief Executive Officer of XLConnect, 1996-1997; President, Business Services of MCI Telecommunications, 1995-1996; Senior Vice President, Worldwide Sales of MCI Telecommunications, 1994-1995; Senior Vice President, Branch Operations of MCI Telecommunications, 1993-1994; Vice President, Southeast Region of MCI Telecommunications, 1992-1993.

JOHN T. LAMACCHIA, President and Chief Executive Officer of CellNet Data Systems, Inc. since May 1999, President and Chief Executive Officer of the Company, 1993 - February 28, 1999; President and Chief Operating Officer of the Company, 1988-1993; Chairman of Cincinnati Bell Telephone, 1993 - 1999. Director of The Kroger Company, Burlington Resources Inc. and CellNet Data Systems, Inc.

KEVIN W. MOONEY, Executive Vice President and Chief Financial Officer of the Company since September 1, 1998; Senior Vice President and Chief Financial Officer of CBT since January 1998; Vice President and Controller of the Company, September 1996 to January 1998; Vice President of Financial Planning and Analysis of the Company, January 1994 to September 1996; Director of Financial Planning and Analysis of the Company, 1990-1994.

THOMAS E. TAYLOR, General Counsel and Secretary of the Company since September 1998; Senior Vice President and General Counsel of Cincinnati Bell Telephone from August 1996 to present; Partner at law firm of Frost & Jacobs from July 1987 to August 1996.

RICHARD S. PONTIN, President and Chief Operating Officer of Broadwing Communications since November 1999; President and Chief Operating Officer of Cincinnati Bell Telephone, April 1999 to November 1999; Vice President, Engineering & Operations of Nextel Communications, 1997 to 1999; Vice President, National Accounts, MCI Communications, 1996; Vice President Data Services, MCI Communications, 1994-1996; Vice President, Global Alliances, MCI Communications, 1992-1994.

JOHN F. CASSIDY, President, Cincinnati Bell Enterprises since August, 1999; President of Cincinnati Bell Wireless since 1996; Senior Vice President, National Sales & Distribution of Rogers Cantel in Canada from 1992-1996.

JACK J. MUELLER, President of Cincinnati Bell Telephone since November 1999; General Manager of Cincinnati Bell Telephone's Residential and Business Markets February 1999-November 1999; President and CEO of Cincinnati Bell Directory 1996-1999; Vice President of Cincinnati Bell Directory 1990-1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

MARKET INFORMATION

    The Company's common shares (symbol: BRW) are listed on the New York Stock Exchange and on the Cincinnati Stock Exchange. As of February 25, 2000, there were approximately 127,000 holders of record of the 202,550,808 outstanding common shares of the Company. The high and low sales prices* and dividends declared per common share** each quarter for the last two fiscal years are listed below:


Quarter                                 1st              2nd              3rd             4th

1999        HIGH                    $  23 7/16        $  26 1/2        $ 26 1/2         $  37 7/8
            LOW                     $  16 1/16        $  19 5/8        $ 16 5/16        $  18 3/4
            DIVIDEND DECLARED       $  .10            $  .10           $ --             $  --

1998        High                    $  14 11/16       $  15 5/8        $ 13 9/16        $  15 7/16
            Low                     $  12  9/16       $  11 11/16      $  9 7/16        $   8 13/16
            Dividend Declared       $  .10            $  .10           $  .10            $  .10
------------------------------

    Effective November 15, 1999, the ticker symbol for the Company's common shares changed to BRW from CSN.

      * Prices adjusted to reflect distribution of shares of Convergys Corporation on December 31, 1998.

     ** Dividends discontinued after quarterly dividend declared on June 21, 1999.

DIVIDENDS

    The Company discontinued its dividend payment on its common shares effective after the second quarter 1999 dividend payment in August 1999. The Company does not intend to pay dividends on its common shares in the foreseeable future. Furthermore, the Company's future ability to pay dividends is restricted by certain covenants and agreements pertaining to outstanding indebtedness. The Company is required to pay dividends on its 6 3/4% and 7 1/4% preferred shares, and is paying dividends in cash rather than shares of Broadwing Communications 12 1/2% preferred shares on February 15, 2000.

    ITEM 6.  SELECTED FINANCIAL DATA


Millions of dollars except per share amounts                         1999         1998         1997         1996         1995
                                                                     ----         ----         ----         ----         ----
RESULTS OF OPERATIONS
Revenues                                                         $1,131.1      $ 885.1       $834.5       $779.8       $736.0
Costs and expenses, less depreciation and amortization              795.4        595.1        539.8        507.9        478.7
                                                                    -----        -----        -----        -----        -----
EBITDA (a)                                                          335.7        290.0        294.7        271.9        257.3
Depreciation and amortization                                       181.0        111.1        124.3        121.0        116.3
Restructuring and other charges (credits) (b)                        10.9         (1.1)       (21.0)       (29.7)       131.6
                                                                    -----        -----        -----        -----        -----
Operating income                                                    143.8        180.0        191.4        180.6          9.4
Equity loss in unconsolidated entities                               15.3         27.3           --           --           --
Minority interest and other income (expense)                          4.5         (2.4)        (2.7)         0.5         (9.1)
Interest expense                                                     61.7         24.2         30.1         27.9         45.4
                                                                    -----        -----        -----        -----        -----
Income (loss) before income taxes, extraordinary items
     and cumulative effect of change in accounting principle         71.3        126.1        158.6        153.2        (45.1)
Income taxes                                                         33.3         44.3         56.3         53.7        (16.0)
                                                                    -----        -----        -----        -----        -----
Income (loss) from continuing operations                             38.0         81.8        102.3         99.5        (29.1)
Income from discontinued operations, net of taxes (c)                --           69.1         91.3         85.5          3.8
                                                                    -----        -----        -----        -----        -----
Income (loss) before extraordinary items                             38.0        150.9        193.6        185.0        (25.3)
Extraordinary items and cumulative effect of
     change in accounting principle (d)                              (6.6)        (1.0)      (210.0)          --         (7.0)
                                                                    -----        -----        -----        -----        -----
Net income (loss)                                                    31.4        149.9        (16.4)       185.0        (32.3)
Dividends and accretion applicable to preferred stock                 2.1           --           --           --           --
                                                                    -----        -----        -----        -----        -----
Net income (loss) applicable to common shareholders                 $29.3       $149.9       $(16.4)      $185.0       $(32.3)
                                                                    -----        -----        -----        -----        -----
Basic earnings (loss) per common share:
     Income (loss) from continuing operations                       $ .25       $  .60       $  .76       $  .74       $ (.22)
     Income from discontinued operations, net of taxes                 --          .51          .67          .64          .03
     Extraordinary items, net of taxes                               (.05)        (.01)       (1.55)          --         (.05)
     Income (loss)                                                  $ .20       $ 1.10       $ (.12)      $ 1.38       $ (.24)
Diluted earnings (loss) per common share:
     Income (loss) from continuing operations                       $ .24       $  .59       $  .74       $  .73       $ (.22)
     Income from discontinued operations, net of taxes                 --          .50          .67          .62          .03
     Extraordinary items, net of taxes                               (.04)        (.01)       (1.53)          --         (.05)
     Income (loss)                                                  $ .20       $ 1.08       $ (.12)      $ 1.35       $ (.24)
Dividends declared per common share                                 $ .20       $  .40       $  .40       $  .40       $  .40
Weighted average common shares (millions)
     Basic                                                          144.3        136.0        135.2        133.9        132.0
     Diluted                                                        150.7        138.2        137.7        137.2        133.5
FINANCIAL POSITION
Total assets (c) (d)                                            $ 6,508.6    $ 1,041.0    $ 1,275.1    $ 1,415.9    $ 1,363.8
Long-term debt                                                  $ 2,136.0    $   366.8    $   268.0    $   271.2    $   370.0
Redeemable Preferred stock                                      $   228.6           --           --           --           --
Total debt                                                      $ 2,145.2    $   553.0    $   399.5    $   409.0    $   423.7
Common shareowners' equity (c) (d)                              $ 2,132.8    $   142.1    $   579.7    $   634.4    $   478.1
Cash flow from continuing operations                            $   313.9    $   212.3    $   197.4    $   132.0    $   151.5


(a) EBITDA represents operating income before depreciation, amortization, and restructuring and related charges or credits. EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net earnings (loss) as an indicator of the Company's operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies.

(b) See Note 3 of Notes to Financial Statements.

(c) See Note 12 of Notes to Financial Statements.

(d) See Notes 13 and 5 of Notes to Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND RESULTS AND OPERATIONS

    Broadwing Inc. (the Company) is a full-service provider of wireline and wireless telecommunications services that conducts its operations through the following reportable segments:

LOCAL COMMUNICATIONS -- The Company provides local service, network access, long distance, data and Internet, ADSL, transport, and payphone services, as well as sales of communications equipment to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. Services are marketed and delivered via the Company's Cincinnati Bell Telephone (CBT) and ZoomTown.com
(ZT) subsidiaries.

BROADBAND -- The Company utilizes its advanced fiber-optic network to provide data transport, Internet services, private line, switched access, and other services nationwide. This segment also leases network capacity in the form of indefeasable right-to-use agreements ("IRUs"). These services are offered through the Company's new subsidiary, Broadwing Communications, Inc. (formerly IXC Communications, Inc.).

WIRELESS -- The Wireless segment includes the Company's Cincinnati Bell Wireless subsidiary (an 80%-owned venture with AT&T Wireless PCS, Inc.) which provides advanced digital personal communications to customers in its Greater Cincinnati and Dayton, Ohio operating areas.

DIRECTORY -- The Company sells directory advertising and information services through printed directories and the Internet, primarily to business customers in its Local Communications segment service area. This segment's most identifiable product is the Yellow Pages directory produced by the Company's Cincinnati Bell Directory (CBD) subsidiary.

OTHER COMMUNICATIONS -- Other Communications combines several of the Company's other segments: Cincinnati Bell Long Distance (CBLD) , Cincinnati Bell Supply (CBS), and Broadwing IT Consulting. CBLD resells long distance, voice, data, frame relay, and Internet access services to small- and medium-sized business and residential customers throughout a six-state region of the midwest. CBS sells new computers and resells telecommunications equipment in the secondary market, and Broadwing IT Consulting provides network integration and consulting services.

    This report and the related consolidated financial statements and accompanying notes contain certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to review or update these forward-looking statements or to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


-------------------------------------------------------------------------------
CONSOLIDATED OVERVIEW

    The Company is now a full-service, local and national provider of data and voice telecommunications services, and a regional provider of wireless communications services. Upon its November 9, 1999 merger with IXC Communications, Inc. (hereinafter referred to as "the Merger"), the Company acquired a high-speed fiber-optic network capable of providing private line, switched access, data, Internet-based, and other advanced communications services. This complements the strong service offerings that were provided on a local or regional basis (local service, long distance, data transport, Internet access and related communications equipment) primarily in the Cincinnati area. The national network has also contributed an important new source of revenue and cash flow to the Company: the sale of IRUs.

    The Company seeks to provide world-class service on a national level by combining two sets of strengths: its well-regarded brand name and reputation for service in its regional franchise area and its newly acquired, nationwide fiber-optic network and Internet backbone. The Company further enhances these capabilities by partnering with targeted industry leaders such as Cisco Systems, PSINet, ZeroPlus.com, Lucent Technologies and AT&T.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

    In 1999, the Company transformed itself from a provider of local communications services into a national provider of voice and data communications. The transition began in 1998 with the spin-off of Convergys Corporation, a former subsidiary that held the Company's information and customer management businesses, and was solidified with the acquisition of IXC and its high-speed, fiber optic network and national presence. The acquisition of an 80% interest in the wireless business from AT&T-PCS on December 31, 1998 also added significant growth to our local and regional service offerings.

    The Merger and the acquisition of the wireless business from AT&T-PCS had a significant impact on 1999 operating results. Of the $246 million in additional revenues in 1999, more than 77% (or $190 million) came from these new businesses. While the Company continues to expand its product and service offerings, as well as its geographic footprint, all previously existing segments reported strong results. Revenues from Local Communications increased 4%, or $31.7 million, Directory grew 2%, or $1.3 million, and Other Communications grew 24%, or $25.2 million. The growth in the Other Communications segments was due to the expansion of the sale of communications equipment and the addition of the network integration and consulting business through an acquisition in November 1998.

    Costs and expenses, excluding depreciation, amortization and special charges, were $795.4 million, up $200.3 million, or 34%. Of this increase, $98.7 million was due to the Merger and $116.2 million was due to Cincinnati Bell Wireless, which became a consolidated entity upon completion of the acquisition of the wireless business from AT&T-PCS on December 31, 1998. Excluding these two additions, operating expenses were down $14.6 million from the prior year. EBITDA margins excluding Broadwing Communications and Cincinnati Bell Wireless increased 5.5 percentage points. Depreciation and amortization expense increased $69 million over 1998, with $47 million as a result of the Merger and $14 million attributable to the wireless business.

    In December 1999, the Company's management approved restructuring plans which included initiatives to integrate operations of the Company and Broadwing Communications improve service delivery, and reduce the Company's expense structure. Total restructuring costs and impairments of $18.6 million were recorded in the fourth quarter related to these initiatives. The $18.6 million consisted of $7.7 million relating to Broadwing Communications (recorded as a component of the preliminary purchase price allocation) and $10.9 million relating to the Company (recorded as a cost of operations). The $10.9 million relating to the Company consisted of restructuring and other liabilities in the amount of $9.5 million and related asset impairments in the amount of $1.4 million.

    The Company's estimated restructuring costs were based on management's best estimate of those costs based on available information. The restructuring costs accrued in 1999 included the costs of involuntary employee separation benefits related to 347 employees (263 Broadwing Communication employees and 84 other employees). As of December 31, 1999, approximately 1% of the employee separations had been completed for a total cash expenditure of $0.4 million. Employee separation benefits include severance, medical and other benefits, and primarily affect customer support, infrastructure, and the Company's long distance operations. The restructuring plans also included costs associated with the closure of a variety of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors.

    In connection with the restructuring plan, the Company performed a review of its long-lived assets to identify any potential impairments in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Accordingly, the Company recorded a $1.4 million charge as an expense of operations, resulting from the abandonment and write-off of certain assets including duplicate network equipment. In total, we expect these restructuring related activities to result in cash outlays of $14.8 million and non-cash items of $3.8 million. The Company expects that most of the restructuring actions will be completed by December 31, 2000.

    Operating income decreased by $36.2 million from the prior year reflecting the losses of the Broadband and Wireless segments which were $46.5 million and $40.3 million, respectively. Also included in operating income was the $10.9 million charge for business restructuring mentioned above. Excluding these items, operating income increased by $57.4 million due primarily to the operations of the Local Communications segment.

    The Company recorded equity losses in unconsolidated entities in both years. In 1999, the Company recorded a 13% share of the operating losses of IXC due to its ownership of IXC common stock from August 16, 1999 to the November 9, 1999 closing date of the Merger. In 1998, the Company recorded a $27.3 million loss on its wireless venture with AT&T-PCS because it agreed to fund its proposed share of the wireless business losses from inception to the close of the acquisition on December 31, 1998. The Company managed the operations of the venture while awaiting regulatory approval of the acquisition. As mentioned above, the results for this business are consolidated in Company operations in 1999.

    Minority interest and other income (expense) resulted in income of $4.5 million for the year, a $6.0 million increase over 1998. Of this amount, $9.3 million of minority interest income was recorded as AT&T PCS' 19.9% share in the losses of our wireless subsidiary. This was partially offset by $6.9 million in preferred stock dividends accreted to the 12.5% preferred stockholders of Broadwing Communications and treated as minority interest. Remaining amounts in this category are largely attributable to interest income.

    Interest expense increased significantly in 1999, owing to higher average debt levels associated with the Merger, the issuance of $400 million in 6 3/4% Convertible Subordinated Notes in July 1999, and the amortization of debt issuance costs and bank commitment fees associated with the Company's new
$2.1 billion credit facility and these convertible subordinated notes. Of the $37.5 million increase in interest expense, $13.4 million is attributable to the operations of the Wireless business and approximately $24.0 million is related to the Merger.

    Income taxes decreased $11 million, or 25%, in comparison to the prior year, as a function of lower pre-tax income and the offsetting impact of nondeductible expenses such as goodwill amortization and preferred stock dividends.

    Extraordinary items related to the early extinguishment of debt affected results for each year. In 1999, costs related to the early extinguishment of Broadwing Communications' debt as a result of the Merger resulted in a $6.6 million charge, net of taxes. The spin-off of Convergys Corporation in 1998 reduced the borrowing capacity that was needed from the Company's then-existing credit facility and some debt and a portion of that credit facility were retired, resulting in a $1.0 million extraordinary charge, net of tax.

    As a result of the above, income from continuing operations decreased from $81.8 million to $38.0 million and earnings per common share (EPS) from continuing operations decreased from $.60 in 1998 to $.25 in 1999. Excluding the Merger, EPS from continuing operations would have been $.82, a 37% increase over 1998.

    Discontinued Operations for 1995 through 1998 includes the results of the Convergys Corporation (Convergys), the billing and customer management operations that were divested on December 31, 1998 through a tax free spin-off.

1998 COMPARED TO 1997

    Revenues were $885.1 million, up 6% from $834.5 million in 1997, primarily as a result of increased activities in Local Communications segment. Increases in the Company's suite of custom calling services, through bundling of services as well a pay-per-use option, and increased data transport services accounted for a majority of the increase.

     Costs and expenses, less depreciation, amortization and special charges, were $595.1 million, up 10% from $539.8 million in 1998. Of this increase $10 million, or 20%, was due to an increase Y2K and regulator mandated costs. Other increases were primarily due to increased headcount and higher wages. As a result, the EBITDA margin decreased two percentage points to 33%.

    Income from continuing operations in 1998 was $81.8 million, or $.59 per common share, compared with $102.3 million, or $.74 per common share in 1997. In 1998, the Company recognized $1.1 million in special credits resulting from the 1995 business restructuring, compared with $21.0 million in 1997 (see Note 3 of Notes to Financial Statements). The Company also recorded a $27.3 million loss on its wireless venture in 1998, while no such loss was recorded in 1997. Excluding special credits and the wireless dilution, income from continuing operations on a per common share basis was $.72 in 1998 compared with $.64 in 1997.

    Extraordinary items affected both years. In 1998, retirement of long-term debt and a portion of a credit facility resulted in an extraordinary charge of $1.0 million, net of taxes. In 1997, the discontinuation of Statement of Financial Accounting Standard No. 71,"Accounting for the Effects of Certain Types of Regulation," at CBT resulted in a non-cash charge of $210.0 million after-tax.

-------------------------------------------------------------------------------
LOCAL COMMUNICATIONS

    The Local Communications segment provides local service, network access, (including high-speed data transport), long distance, data and Internet, ADSL transport, sales of communications equipment, and other ancillary telecommunications services through its Cincinnati Bell Telephone (CBT) and ZoomTown.com (ZT) subsidiaries. These two subsidiaries function as a fully integrated, wireline communications provider.


                                                                       % Change                       % Change
($ in millions)                                  1999       1998       99 vs. 98        1997          98 vs. 97
----------------------------------------------------------------------------------------------------------------------
Revenues:

     Local service                               $426.4     $407.9         5            $386.2             6
     Network access                               185.3      180.9         2             170.0             6
     Other services                               138.4      129.6         7             113.9            14
                                                  -----      -----                       -----
         Total                                    750.1      718.4         4             670.1             7

Costs and expenses:
     Cost of providing service                    282.0      296.6        (5)            267.6            11
     Selling, general and
         administrative expense                   142.7      152.4        (6)            145.6             5
     Y2K and regulator-mandated                     4.6       21.5       (79)             10.6            103
                                                    ---     ------                     -------
     Total                                        429.3       470.5      (9)             423.8            11

EBITDA                                           $320.8     $247.9        29            $246.3            1
EBITDA margin                                      42.8%      34.5%       24              36.8%          (6)

Access lines (thousands)                        1,055      1,033           2           1,005               3
VGEs (thousands)                                  518        387          34             276              40

1999 COMPARED TO 1998

    The Local Communications segment posted another strong performance in 1999, with revenues and EBITDA increasing by 4% and 29% respectively. The combination of revenue growth and a focus on cost control efforts resulted in an 8.3 percentage point increase in EBITDA margin.

REVENUES

    Revenues of $750.1 million were 4% higher than the $718.4 million recorded in the prior year, owing to growth in all categories. The local service category provided most of the revenue growth for the segment, growing 5% for the year, or nearly $19 million. Within this category, growth came primarily from new product bundling offers (e.g. Complete Connections-Registered Trademark- added 110,000 subscribers within the year), new products (e.g. the Zoomtown-SM- ADSL product launched late in 1998 grew to 18,000 subscribers by December 31, 1999), and data transport. These services, in the aggregate, contributed more than 80% of the increase for this category, or $15 million. Access line growth was responsible for the remainder of the increase, with a 2% increase in lines contributing approximately $4 million in additional revenue for the year.

    Network access revenues were 2% higher, or $4.4 million. The sale of high capacity digital services (expressed in voice grade equivalents, or VGEs) increased 34%, resulting in approximately $13 million in new revenues for the category. The Company also realized approximately $5 million in additional revenues due to the recovery of mandated telecommunications costs. In spite of a 7% increase in access minutes of use, switched access revenues were approximately $14 million lower due to decreased per-minute rates initiated as part of the Company's Commitment 2000 program in Ohio and the optional incentive rate regulation at the Federal level.

    Other services revenue increased approximately $9 million, or 7%, for the year, with the Company's FUSE-Registered Trademark- Internet access service contributing more than $2 million of the increase (a 44% revenue growth for this service). Other increases in the category are attributable to higher rent and facilities collocation revenue ($6 million). A lower provision for loss on receivables in the current year also contributed to the revenue increase in the current year.

COSTS AND EXPENSES

    Excluding depreciation, amortization and special charges, costs and expenses of $429.3 million were $41.2 million less than the prior year, representing a 9% decrease.

    Costs of providing services decreased by nearly $15 million for the year, $8 million of which is attributable to lower expenditures for payroll and temporary labor sources resulting from CBT's continuing efforts at increasing productivity. These efforts have resulted in a 4% increase in access lines per employee since the beginning of 1999.

    Selling, general and administrative expenses decreased by nearly $10 million versus the prior year. Advertising expense increased approximately $1 million for the year in support of new calling services bundles and the Company's ZoomTown ADSL service. Consulting and contract services were approximately $7 million less, due to lower usage of external labor sources. Computer programming expenses and right-to-use fees decreased approximately $14 million for the year, due to a reduction in projects initiated and the capitalization of approximately $10 million in internal use software as required by AICPA Statement of Position 98-1. These expense decreases were somewhat offset by approximately $14 million in increases related to materials and supplies, rent, and reciprocal compensation to Internet service providers.

    Year-2000 programming expenses were approximately $6 million lower than in the prior year, reflecting the progress previously made on critical systems and the conclusion of remediation efforts by year-end. No mandated telecommunications costs were incurred in 1999 since the local portability and interconnection requirements were met in the prior year (when the Company incurred nearly $11 million of such costs).

    As a result of the revenue increase and expense decrease detailed above, EBITDA grew from $247.9 million in 1998 to $320.8 million in 1999, a 29% increase.

1998 COMPARED TO 1997

    The Local Communications segment showed strong performance in 1998, enjoying the benefits of continued growth in access lines, voice grade equivalents and value-added services, such as Caller ID and other custom calling features. This, in combination with increased usage of the Company's network on a minutes-of-use basis, contributed significantly to the increase in revenue over 1997.

REVENUES

    Revenues increased $48.3 million, or 7%. Local service revenues increased $21.7 million, primarily due to access line growth of 3% and increased usage of the Company's suite of custom calling services.

    Network access revenues increased $10.9 million, or 6%. This was primarily due to growth in high-capacity digital service and an associated 40% increase in voice grade equivalents. Minutes of use increased 7% along with an increase in end-user access charges, but these were offset by a reduction of interstate per-minute rates instituted by the Federal Communications Commission (FCC) and by a reduction in intrastate rates instituted as part of the Company's "Commitment 2000" plan as approved by the Public Utilities Commission of Ohio.

    Revenues from other services increased $15.7 million, or 14%. Revenues from the Company's National Payphone Clearinghouse business and commissions associated with the deregulation of the public payphone business increased $6.9 million in 1998. The Company's FUSE-Registered Trademark- Internet access service increased $2.6 million in 1998. The remainder of the increase in this category is attributable to equipment and wiring sales and network integration and consulting revenues, partially offset by increased uncollectible expense of $4.3 million.

COSTS AND EXPENSES

    Excluding depreciation and amortization, costs and expenses increased $35.7 million, or 9%. Approximately $12 million of the increase was attributable to higher headcount and associated wages. Right-to-use fees for network switching systems decreased by more than $2 million but were offset by increased expenditures for contract and consulting services. Expenses also increased approximately $5 million due to mandated charges to fund universal service initiatives and $2 million for increased advertising.

    Year-2000 programming expenses totaled $10.9 million, representing nearly a $7 million increase. Regulator-mandated interconnection and local number portability expenses totaled $10.6 million in 1998, over $4 million more than the prior year.

-------------------------------------------------------------------------------
BROADBAND

     IXC became a subsidiary of the Company on November 9, 1999 as a result of the Merger. Subsequent to the acquisition date, the Company changed the name of IXC to Broadwing Communications, Inc. (Broadwing Communications). Operations of the Broadwing Communications subsidiary comprise the Broadband segment and are included in the Company's financial results prospectively from November 9, 1999. For purposes of comparability, portions of the following discussion assume the Broadband segment existed from January 1, 1998. These references will generally include a reference to Pro Forma results.

    The Broadband segment utilizes an advanced, expansive, fiber-optic network to provide data transport, Internet services, private line, switched access, and other services. Broadwing Communication's network-based delivery solutions are designed to address the speed and capacity requirements of the global telecommunications market. Excess network capacity is also leased (in the form of IRUs) to other telecommunications and Internet service providers.


                                   Post-merger              Pro Forma               % Change
                                   -----------              ---------               --------
($ in millions)                       1999              1999         1998         1999 vs 1998
-------------------------------------------------------------------------------------------------
Revenues:
     Private Line                     $45.8            $304.3      $225.4              35
     Switched Services                 48.4             312.1       414.4              (25)
     Data and Internet                  4.8              23.5         9.0              161
     Other                             --                27.3        19.8              38
                                      -----              ----        ----
         Total                         99.0             667.2       668.6              n/m
Cost and expenses:

Cost of providing service              60.7             427.1       433.3              (1)
Selling, general and
     administrative expense            38.1             248.7       144.5              72
                                       ----             -----       -----
         Total                         98.8             675.8       577.8              17
EBITDA                               $  0.2             $(8.6)      $90.8              (109)
EBITDA margin                           n/m              (1)         14                (107)

1999 COMPARED TO 1998

REVENUES

    Broadband revenues totaled $99 million in the post-merger period. On a Pro Forma 1999 basis, revenues were $667.2 million compared to $668.6 million in 1998. The reduction in switched services revenues of $102 million resulted from the strategic decision to de-emphasize the wholesale switched services business, and was offset by increases in all of Broadwing Communications' other service offerings. Private line revenues increased $78.9 million, or 35%, on a Pro Forma basis as a result of an increase in other carriers utilizing Broadwing Communication's next-generation broadband network . Data and Internet revenues increased $14.5 million, or 161%, as these services became a primary focus in 1999.

COSTS AND EXPENSES

    Broadband costs and expenses, excluding depreciation and amortization expenses of $46.7 million, were $98.8 million in 1999. Of this amount, $60.7 million was for cost of providing services and $38.1 million was for selling, general and administrative expenses. Broadband's gross margin was 39% and EBITDA was $0.2 million.

    On a Pro Forma basis, costs and expenses, excluding depreciation, amortization and special charges, were $98 million, or 17% greater than the prior year. Costs of providing services decreased by over $6 million, or 1%, due mainly to a $22.5 million decrease in access costs. This reduction was a direct result of Broadwing Communications making greater utilization of its fiber optic network as well as the reduction in minutes of use caused by the decision to de-emphasize the switched wholesale business. The decrease in access costs was offset somewhat by an increase in transmission and Internet expenses of $16.4 million. Gross margin increased to 36% in 1999 due mainly to Broadwing's greater focus on higher margin products such as private line and data and Internet.

    Selling, general and administrative expenses increased by $104.0 million, or 72%, versus the prior year. This increase is due in part to increased staffing required to support, sell and market the expanded fiber optic network. Broadwing Communications is migrating from focusing on network construction to sales and marketing as the network increased from approximately 9,300 to 15,700 fiber route miles during 1999. Headcount increased by approximately 600 in 1999 versus 1998, 60% of which were in sales positions and the remaining 40% was for network operations.

-------------------------------------------------------------------------------
WIRELESS

    The Wireless segment comprises the operations of Cincinnati Bell Wireless LLC (an 80%-owned venture with AT&T Wireless PCS, Inc.), which provides advanced digital personal communications services and sales of related communications equipment to customers in its Greater Cincinnati and Dayton, Ohio operating areas.

    On December 31, 1998, the Company acquired an 80% ownership interest in this business. Accordingly, current year results for the wireless business are reflected in the operating results of the Company beginning January 1, 1999. The agreement between Cincinnati Bell Wireless and AT&T PCS specified that, prior to the acquisition, the Company and AT&T PCS would operate under an interim agreement whereby losses would be funded in the same percentages as the proposed venture. In 1998, this resulted in a loss of $27.3 million, which was recorded as an equity loss in unconsolidated entities.


($ in millions)                      1999
---------------------------------------------
Revenues                             $91.4

Costs and expenses:
  Cost of providing service           58.6
  Selling, general and
     administrative expense           58.4
                                      ----
  Total                              117.0

EBITDA                              $(25.6)
EBITDA margin                        (28.0)%
Net Income                          $(28.5)


REVENUES

    Revenues for this segment have been increasing steadily over the course of 1999, with a year-end total of $91.4 million. The vast majority of revenues for this segment, or $80 million, were service revenues. An additional $13 million in revenues were derived from the sale of handsets and associated accessories. Service revenues are growing on the basis of increasing subscribership (95,000 and 56,000 postpaid customers were added in 1999 and 1998, respectively) generating an average monthly revenue per user
(ARPU) of $65 and low customer churn of 1.43% per month. Although it did not drive significant growth in service revenues, the launch of CBW's new i-wireless-SM- prepaid service added 11,000 new subscribers in the fourth quarter of 1999.

COSTS AND EXPENSES

    The costs of providing service is primarily comprised of incollect expense (whereby CBW incurs costs associated with its subscribers using their handset while in the territory of another wireless service provider), network operations costs, interconnection expenses and cost of equipment sales. These costs were 64% of revenue in 1999.

    Selling, general and administrative expenses include the high cost of customer acquisition, including the subsidy of customer handsets, advertising, distribution and promotional expenses. With the significant growth of the wireless business, these costs totaled $46 million, or a cost per gross addition (CPGA) of $376 for postpaid subscribers, and contributed heavily to our EBITDA loss of $25.6 million.

    The $28.5 million net loss for the current year (which includes interest and income tax expense, offset by the minority share of the net loss) was dilutive to the Company's earnings in the amount of $.19 per common share.

-------------------------------------------------------------------------------
DIRECTORY SERVICES

    The Directory segment is comprised of the operations of the Company's Cincinnati Bell Directory subsidiary, which publishes Yellow Pages directories and sells directory advertising and informational services in Cincinnati Bell Telephone's franchise area. These services are available to the customer in the form of traditional printed directory, an Internet-based service known as "Cincinnati Exchange," and on CD-Rom.

    The majority of the revenues for this segment come from publishing, and it is the Company's practice to recognize revenues, and associated direct expenses, over the lifespan of the respective publications (generally twelve months). Primary expenses of this segment are sales commissions paid to sales agents and printing costs associated with its directory publications.


                                                                       % Change                       % Change
($ in millions)                                  1999       1998       99 vs. 98        1997          98 vs. 97
---------------------------------------------------------------------------------------------------------------------
Revenues                                         $74.2       $72.9         2            $72.9            --

Costs and expenses:

  Cost of providing service                       27.5        27.8        (1)            29.8            (7)
  Selling, general and
       administrative expense                     19.5        19.7        (1)            18.2             8
                                               -------     -------                    -------
  Total                                           47.0        47.5                       48.0

EBITDA                                           $27.2       $25.4         7            $24.9             2
EBITDA margin                                     36.7%       34.8%        5             34.1%            2


1999 COMPARED TO 1998

REVENUES

    Revenues of $74.2 million exceeded results of the prior year by approximately $1 million, or 2%, as the positive outcome of the 1999 sales campaign began to materialize. The majority of the growth for this segment ($0.6 million) came from local advertisers, with an additional $0.3 million coming from the national advertisers.

COSTS AND EXPENSES

    Costs and expenses of $47.0 million were virtually unchanged for the year, decreasing by $0.5 million, or 1%, due primarily to lower sales commissions. Printing costs and other SG&A expenses were held constant the prior year.

    EBITDA of $27.2 million was $1.8 million higher, or 7%, than in the prior year. EBITDA margin of 36.7% represents a five percent improvement over the 34.8% margin recorded in the prior year.

1998 COMPARED TO 1997

REVENUES

    Despite the arrival of full-scale competition in our market area during 1998, the Directory segment managed to preserve its revenue stream versus 1997. While some degree of competitive loss was felt from two new competitors, one of which was previously a sales agent for the Company, revenues were maintained as a result of the introduction of new listing options that resulted in additional revenues.

COSTS AND EXPENSES

    Costs and expenses in 1998 were virtually unchanged in comparison to the prior year. Sales commissions decreased as a result of slightly lower sales volume and a renegotiated commission rate. Advertising spending increased as new campaigns were designed to preserve market share and stimulate demand for value-added listings.

-------------------------------------------------------------------------------
OTHER COMMUNICATIONS SERVICES

    Other Communications combines the Cincinnati Bell Long Distance (CBLD), Cincinnati Bell Supply (CBS), and Broadwing IT Consulting (formerly EnterpriseWise) segments. CBLD resells long distance, voice, data, frame relay, and Internet access services to small- and medium-sized business and residential customers in a regional area consisting mainly of six states. CBS sells new computers and resells telecommunications equipment in the secondary market, and Broadwing IT Consulting provides network integration and consulting services as well as the sale of related equipment.


                                                                       % Change                       % Change
($ in millions)                                  1999       1998       99 vs. 98        1997          98 vs. 97
---------------------------------------------------------------------------------------------------------------------
Revenues                                         $131.3     $106.1        24           $ 101.7            4

Cost and expenses:

  Cost of providing service                        93.1       66.3        40              63.9            4
  Selling, general and
       administrative expense                      35.2       24.8        42              20.3           22
                                              ---------    -------                    --------
  Total                                           128.3       91.1        41              84.2            8

EBITDA                                             $3.0      $15.0       (80)             17.5          (14)
EBITDA margin                                       2.3%      14.1%      (84)             17.2%         (18)


1999 COMPARED TO 1998

REVENUES

     Revenues were up $25.2 million, or 24%, in 1999. CBS accounted for $9.8 million of the revenue increase as a result of sales of communication equipment through its existing sales force and its new call center. Broadwing IT Consulting provided additional revenue of $14.3 million, of which slightly more than half was derived from the sale of hardware. CBLD contributed $1.7 million increase in revenues as decreases in its existing voice products were offset by sales of new data and Internet services.

COSTS AND EXPENSES

    Costs and expenses increased 41% or $37.2 million. Costs of providing services accounted for approximately $27 million of this increase. Of this, $13 million was attributable to costs of materials and hardware associated with sales, $5 million was for employee-related expenses associated with the network integration consulting business added in November 1998, and the remainder was for increased cost of service in the new and existing CBLD services.

    SG&A expenses were approximately $10 million higher than in the prior year, the majority of which can be attributed to employee costs associated with entry into new businesses. These were incurred by all subsidiaries within this segment, with CBLD incurring the largest increase ($5 million) due to its introduction of data transport, high-speed Internet, and local exchange services. An additional $4.2 million in SG&A expense is attributable to Broadwing IT Consulting, a business that had minimal effect on 1998 operations due to its acquisition by the Company late in that year. CBS incurred approximately $1 million in additional SG&A costs this year in order to establish a new call center in support of a sales agency arrangement it has with Lucent Technologies.

    For these operations combined, EBITDA of $3 million was $12 million less than the prior year for the reasons noted above.

    Coincident with the merger, the Company performed a strategic reassessment of its business unit structure. As a result, the Company is finalizing plans to sell, or exit, the CBS business in 2000 as it does not fit with the Company's long-term strategic plan. Also, the operations of CBLD and Broadwing IT Consulting were integrated into Broadwing Communications in January 2000.

1998 COMPARED TO 1997

REVENUES

    Revenues increased $4.4 million, or 4%. CBLD contributed a substantial gain in revenues over the prior year, adding $10 million of revenue as a result of increased subscribership and usage. CBS reported a $5.6 million decline in its revenues, due to the reduction in sales volume with a major customer and lower salvage prices on reclaimed materials for resale.

COSTS AND EXPENSES

    Costs and expenses increased $6.9 million, or 8%. CBLD experienced increased selling and administrative expenses to acquire new subscribers and enter the data market with the introduction of frame relay service and
Internet access. CBS reported lower product costs due to the decreased sales volume previously discussed.
-------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased $69 million over 1998, of which $47 million was a result of the Merger and $14 million was attributable to the wireless business. The Company anticipates depreciation and amortization expense to be approximately $470 million in 2000 due to a full year of the merged company results.

-------------------------------------------------------------------------------
INTEREST EXPENSE


                                                                       % Change                       % Change
($ in millions)                                  1999       1998       99 vs. 98        1997          98 vs. 97
---------------------------------------------------------------------------------------------------------------------
                                                 $61.7      $24.2         155           $30.1           (20)

1999 COMPARED TO 1998

    Interest expense increased significantly in 1999, owing to higher average debt levels associated with the Merger, the issuance of $400 million in 6 3/4% convertible subordinated notes in July 1999, and the amortization of debt issuance costs and bank commitment fees associated with the Company's new
$2.1 billion credit facility and these convertible subordinated notes.

    Of the $37.5 million increase in interest expense, $13.4 million is attributable to the operations of the Wireless business and approximately $24.0 million is related to the Merger.

1998 COMPARED TO 1997

    Interest expense declined in 1998 due to lower weighted average interest rates and an increase in interest during construction in 1998.

-------------------------------------------------------------------------------
INCOME TAXES


                                                                       % Change                       % Change
($ in millions)                                  1999       1998       99 vs. 98        1997          98 vs. 97
---------------------------------------------------------------------------------------------------------------------
Income taxes                                     $33.3       $44.3        (25)          $56.3           (21)
Effective tax rate                                46.7%       35.1%        33            35.5%           (1)

1999 COMPARED TO 1998 AND 1998 COMPARED TO 1997

    Income tax expense decreased in 1999 primarily due to lower overall pretax income resulting from higher pre-tax losses generated by the Wireless segment and pre-tax losses generated by the new Broadband segment. The Company's previous effective tax rate of approximately 35% will not be sustainable for future periods due to significant levels of non-deductible expense such as goodwill amortization and minority interest dividends.

    The 1998 decrease (versus 1997) was the result of lower pre-tax income, primarily due to the wireless venture loss. The effective tax rates between these two years were comparable.

-------------------------------------------------------------------------------
EXTRAORDINARY ITEMS, NET OF TAXES


                                                                       % Change                       % Change
($ in millions)                                  1999       1998       99 vs. 98        1997          98 vs. 97
---------------------------------------------------------------------------------------------------------------------
                                                  $6.6       $1.0          n/m         $210.0            --

1999 COMPARED TO 1998 AND 1998 COMPARED TO 1997

    Extraordinary items affected both years. In 1999, costs related to the early extinguishment of debt as a result of the Merger resulted in a $6.6 million charge, net of taxes. In 1998, the spin-off of Convergys resulted in the retirement of debt and a portion of a then-existing credit facility, resulting in a $1.0 million charge, net of tax.

    In 1997, the Company discontinued the application of SFAS 71 which resulted in an extraordinary, non-cash charge of $210.0 million, net of income taxes.

-------------------------------------------------------------------------------
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY

    The Company continued its transformation from a wireline voice communications provider focused on its local franchise to a nationwide provider of data and voice communications and a regional provider of wireless services. As a result, the financing needs of the Company have changed significantly. Although the Company generated positive cash flow from operations in 1999, and expects to again in 2000, capital expenditures and other investing needs will increase the Company's borrowings.

    In anticipation of these funding needs, the Company eliminated the dividend payment on common stock and issued $400 million in 6 3/4% convertible subordinated notes. The proceeds of these notes were used to affect the Merger, namely to purchase shares of IXC for cash and to purchase treasury shares of the Company's common stock.

    In order to provide for these cash requirements and other general corporate purposes, the Company also obtained a $2.1 billion credit facility from a group of 24 lending institutions. The credit facility consists of $900 million in revolving credit and $750 million in term loans from banking institutions and $450 million in term loans from non-banking institutions. At December 31, 1999, the Company had drawn approximately $755 million from the credit facility in order to refinance its existing debt and debt assumed as part of the Merger. In January 2000, the Company borrowed approximately $400 million in order to redeem the majority of the outstanding 9% senior subordinated notes assumed during the Merger as part of a tender offer. This tender offer was required under the terms of the note indenture due to the change in control provision and resulted in an extraordinary loss of $4 million, net of tax. Accordingly, the Company has approximately $900 million in additional borrowing capacity under this facility as of the date of this report. Separately, the Company also has ownership position in four publicly traded companies. The value of these holdings was $928.4 million as of December 31, 1999. The sale of these securities are subject to limitations including registration rights.

    The interest rates to be charged on borrowings from this credit facility can range from 100 to 225 basis points above the London Interbank Offering Rate (LIBOR), depending on the Company's credit rating. The current borrowing rate is approximately 200 basis points. The Company will incur banking fees in association with this credit facility ranging from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

    The Company is also subject to financial covenants in association with the credit facility. These financial covenants require that the Company maintain certain debt to EBITDA ratios, debt to total capitalization ratios, fixed and floating rate debt ratios and interest coverage ratios. This facility also contains certain covenants which, among other things, restrict the Company's ability to incur additional debt, pay dividends, repurchase Company common stock, and sell assets or merge with another company.

    As a result of the Merger the Company's corporate credit ratings were downgraded in 1999. As of the date of this filing, the Company maintains the following credit ratings:


                                                                          Duff & Phelps               Moody's
Entity        Description                   Standard and Poor's       Credit Rating Service      Investor Service
------        -----------                   -------------------       ---------------------      ----------------
BRW           Corporate Credit Rating               BB+                      BB+                       Ba2
CBT           Corporate Credit Rating               BB+                      BBB+                     Baa3

    Capital expenditures to maintain and grow the nationwide fiber network, complete the wireless network expansion, and maintain the local Cincinnati network are expected to be approximately $805 million in 2000, consistent with $816 million on a Pro Forma basis in 1999.

BALANCE SHEET

    Nearly all balance sheet categories have increased significantly from the prior year due to the Merger. Cash and cash equivalents increased by $70 million over the prior year largely from the receipt of approximately $76 million in cash on December 30, 1999 related to an IRU agreement with PSINet. The increase in accounts receivable and related allowances are primarily a result of the Merger. The increase in the reserve percentage reflects accruals for disputes and bad debts arising as a result of provisioning issues and the de-emphasis of the switched wholesale business at Broadwing Communications. In addition to the Merger, property, plant and equipment increased due to the Company's investment in its wireless and local communications business. Goodwill and other intangibles increased by nearly $2.2 billion and $0.4 billion, respectively, nearly all of which was related to the Merger. Investments in unconsolidated entities represents equity investments in PSINet, Applied Theory, PurchasePro.com, and ZeroPlus.com (which have been adjusted to market value in accordance with SFAS 115). The increases to short-term and long-term debt are attributable to the issuance of $400 million in 6 3/4% convertible subordinated notes and the refinancing of long-term debt upon the Merger. The current and long-term amounts associated with unearned revenues relate to the sale of IRU agreements.

    In 1999, the $405 million dollar increase in the Minority Interest caption is attributable to 12 1/2% preferred shares previously issued by IXC. Effective with the Merger, the Company replaced the previously existing 6 3/4% and 7 1/4% preferred stock issues at IXC with its own preferred stock. These preferred stock issues were reflected at fair value upon the Merger date, and have resulted in the addition of approximately $229 million and $129 million, respectively, in additional redeemable and non-redeemable preferred stock. Additional paid in capital increased during 1999 primarily from the issuance of approximately 68 million new shares of common stock in the Merger. The increase in accumulated other comprehensive income is largely attributable to unrealized holding gains (net of tax) on the equity investments previously discussed. Also, the Company engaged in a share repurchase program that reduced shareholders' equity by $145 million.

CASH FLOW

    The cash provided by operating activities of $314 million was $102 million higher than in the prior year. The increase was largely attributable to a $75 million increase in unearned revenues related to IRU agreements.

    The Company engaged in several investment activities of significance in 1999, several of which were related to the Merger. Capital expenditures of approximately $381 million represented a $238 million increase over the prior year, with Broadwing Communications spending $165 million in the post-merger period and a $53 million increase related to infrastructure development for the wireless business. The Company also capitalized $10 million in software development costs in 1999 pursuant to its adoption of AICPA Statement of Position 98-1.

    In the current year, net cash paid for acquisitions totaled $247 million, $233 million of which was attributable to the Merger. Remaining expenditures for acquisitions represented additional investment in the wireless business and the purchase of a long distance reseller. The purchase of the marketable securities of two unaffiliated e-commerce vendors required an additional $13 million in cash.

    The Company incurred net debt of $429 million more than in the prior year, of which $400 million was issued to Oak Hill Capital Partners in July 1999 in the form of 6.75% convertible subordinated debentures (see Note 5 of Notes to Financial Statements). Dividends paid to shareholders of $46 million in 1999 were $9 million less than in the prior year. The Company received an additional $37 million versus the prior year from the exercise of employee stock options. The Company also used $145 million in 1999 in order to purchase shares of its own common stock as part of a share repurchase program.

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

OHIO - CBT's alternative regulation case dealing with the rates CBT can charge to competitive local exchange carriers for unbundled network elements is pending. The PUCO issued its decision on the methodology CBT must use to calculate these rates on November 4, 1999. On January 20, 2000, the PUCO denied all parties' requests for rehearing except for one issue regarding nonrecurring charges. CBT was required to submit new cost studies by February 28, 2000. After a period for review of the studies and resolution of any disputes, CBT is to file a tariff implementing the resulting rates.

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

BUSINESS OUTLOOK

    Evolving technology, the preferences of consumers, the legislative and regulatory initiatives of policy makers and the convergence of other industries with the telecommunications industry are causes for increasing competition. The range of communications services, the equipment available to provide and access such services, and the number of competitors offering such services continue to increase. These initiatives and developments could make it difficult for the Company to maintain current revenue and profit levels.

    CBT's current and potential competitors include other incumbent local exchange carriers, wireless services providers, interexchange carriers, competitive local exchange carriers and others. To date, CBT has signed various interconnection agreements with competitors and approximately 7,200 net access lines have been transferred to competitors.

    Broadwing Communications faces significant competition from other fiber-based telecommunications companies such as Level 3 Communications, Qwest Communications International, Global Crossings and Williams Communications. These companies have, in the past, enjoyed a competitive advantage over Broadwing Communications due to better business execution. The Company feels that Broadwing Communications is well equipped to match these competitors on the basis of technology and has been working to improve on critical processes, systems and the execution of its business strategy.

    The Company's other subsidiaries face intense competition in their markets, principally from larger companies. These subsidiaries primarily seek to differentiate themselves by leveraging the strength and recognition of the Company's brand equity, by providing customers with superior service and by focusing on niche markets and opportunities to develop and market customized packages of services. CBD's competitors are directory services companies, newspapers and other media advertising services providers in the Cincinnati metropolitan market area. CBD now competes with its former sales representative for Yellow Pages directory customers. This competition may affect CBD's ability to grow or maintain profits and revenues. CBW is one of six active wireless service providers in the Cincinnati and Dayton, Ohio metropolitan market areas. CBS's competitors include vendors of new and used computer and communications equipment operating regionally and across the nation. Broadwing IT Consulting competes with Intranet hardware vendors, wiring vendors, and other network integration and consulting businesses.

    The Merger is a response to these competitive pressures and represents a belief that the Company's reputation for quality service and innovative products can be successfully exported outside of its local franchise area. The Company plans to blend its provisioning and marketing expertise with Broadwing Communications' next-generation fiber-optic network in order to introduce advanced calling and data transport services throughout the U.S. The Company intends to retain market share with respect to its current service offerings and pursue rapid growth in data transport services. The Company also expects that each of its current subsidiaries will benefit from this business combination through the addition of new potential customers, sales channels and markets.

CONTINGENCIES

    In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. However, the Company believes that the resolution of such matters for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition.

YEAR-2000 READINESS

    In order to ready its network and customer support systems for the Year 2000 (Y2K), the Company incurred expenses of $4.6 million and $10.9 million in 1999 and 1998 respectively. Year 2000 preparations were completed as planned, and as a result of this preparedness, major impacts to the Company and its customers were avoided. Some degree of minor difficulty was experienced with regard to customer payment issues, but these are considered insignificant and have been resolved or are currently being resolved.

RECENTLY ISSUED ACCOUNTING STANDARDS

    On January 1, 1999, the Company adopted AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. As compared to prior years when these types of expenditures were expensed as incurred, the 1999 adoption of SOP 98-1 resulted in the capitalization of $10 million of internal use software development costs, which are being amortized over a three-year period.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that a derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 has been subsequently amended through the release of SFAS 137, which provides for a deferral of the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. As a result, implementation of SFAS 133 is not mandatory for the Company until January 1, 2001. Management is currently assessing the impact of SFAS 133 on the Company's results of operations, cash flows and financial position.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements. In SAB 101, the SEC Staff expresses its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to the Company. The Company is currently evaluating SAB 101 to determine its impact on the financial statements.

BUSINESS DEVELOPMENT

    In order to enhance shareowner value, the Company actively reviews opportunities for acquisitions, divestitures and strategic partnerships.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to the impact of interest rate changes. To manage its exposure to interest rate changes, the Company uses a combination of variable rate short-term and fixed rate long-term financial instruments. The Company may, from time to time, employ a small number of financial instruments to manage its exposure to fluctuations in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes. Management is reviewing steps necessary to mitigate this exposure.

    Interest Rate Risk Management - The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.

    The following table describes the financial instruments that were held by the Company at December 31, 1999, excluding the PSINet forward sale and capital leases:


($ in millions)            2000-2002         2003        Thereafter        Total        Fair Value
---------------------------------------------------------------------------------------------------------------------
Long-term debt               $20.0          $20.0         $1,917.0       $1,957.0        $1,805.0
Average interest rate        4.4%            6.2%           7.7%            7.5%            --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                               PAGE
Consolidated Financial Statements:

     Report of Management .................................................................29

     Report of Independent Accountants ....................................................29

     Consolidated Statements of Income and Comprehensive Income (Loss) ....................30

     Consolidated Balance Sheets ..........................................................31

     Consolidated Statements of Cash Flows ................................................32

     Consolidated Statements of Shareowners' Equity .......................................33

     Notes to Consolidated Financial Statements ...........................................34

Financial Statement Schedule:

     For each of the three years in the period ended December 31, 1999:

     II  - Valuation and Qualifying Accounts ....................................          62


    Financial statements and financial statement schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

-------------------------------------------------------------------------------
REPORTS OF MANAGEMENT AND INDEPENDENT ACCOUNTANTS                BROADWING INC.

REPORT OF MANAGEMENT

    The management of Cincinnati Bell Inc. dba Broadwing Inc. is responsible for the information and representations contained in this report. Management believes that the financial statements have been prepared in accordance with generally accepted accounting principles and that the other information in this report is consistent with those statements. In preparing the financial statements, management is required to include amounts based on estimates and judgments that it believes are reasonable under the circumstances.

    In meeting its responsibility for the reliability of the financial statements, management maintains a system of internal accounting controls, which is continually reviewed and evaluated. Our internal auditors monitor compliance with the system of internal controls in connection with their program of internal audits. However, there are inherent limitations that should be recognized in considering the assurances provided by any system of internal accounting controls. Management believes that its system provides reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization, that the recorded accountability for assets is compared with the existing assets at reasonable intervals, and that appropriate action is taken with respect to any differences. Management also seeks to assure the objectivity and integrity of its financial data by the careful selection of its managers, by organization arrangements that provide an appropriate division of responsibility, and by communications programs aimed at assuring that its policies, standards and managerial authorities are understood throughout the organization.

    The financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. Their audit was conducted in accordance with auditing standards generally accepted in the United States.

    The Audit and Finance Committee of the Board of Directors, which is composed of five directors who are not employees, meets periodically with management, the internal auditors and PricewaterhouseCoopers LLP to review their performance and responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. Both the internal auditors and the independent accountants periodically meet alone with the Audit and Finance Committee and have access to the Audit and Finance Committee at any time.

    KEVIN W. MOONEY
    EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND THE
SHAREOWNERS OF CINCINNATI BELL INC. DBA BROADWING INC.

    In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cincinnati Bell Inc. dba Broadwing Inc. (the Company) and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 1 to the consolidated financial statements, in 1999 the Company adopted AICPA Statement of Position 98-1 and changed its method of accounting for internal use software development costs.

/s/ PricewaterhouseCoopers LLP
------------------------------
Cincinnati, Ohio
March 8, 2000

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME(LOSS)  BROADWING INC.


Millions of dollars except per share amounts         Year ended December 31           1999              1998              1997
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                                            $1,131.1            $885.1            $834.5
-----------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
     Costs of providing services and products sold                                     508.7             369.6             344.6
     Selling, general and administrative                                               286.7             225.5             195.2
     Depreciation and amortization                                                     181.0             111.1             124.3
     Restructuring and other charges (credits)                                          10.9              (1.1)            (21.0)
                                                                                      ------          ---------          --------
OPERATING INCOME                                                                       143.8             180.0             191.4
                                                                                      ------          ---------          --------
-----------------------------------------------------------------------------------------------------------------------------------
Equity Loss in Unconsolidated Entities                                                  15.3              27.3              --
Minority Interest and Other Income (Expense), Net                                        4.5              (2.4)             (2.7)
Interest Expense                                                                        61.7              24.2              30.1
                                                                                       -----           -------           -------
Income from Continuing Operations Before Income Taxes                                   71.3             126.1             158.6
Income Taxes                                                                            33.3              44.3              56.3
                                                                                      ------           -------           -------
Income from Continuing Operations                                                       38.0              81.8             102.3
Income from Discontinued Operations, Net of Taxes                                         --              69.1              91.3
                                                                                       -----           -------            ------
Income Before Extraordinary Items                                                       38.0             150.9             193.6
Extraordinary Items, Net of Taxes                                                       (6.6)             (1.0)           (210.0)
                                                                                      -------          --------           -------
NET INCOME (LOSS)                                                                       31.4             149.9             (16.4)
Dividends and Accretion Applicable to Preferred Stock                                    2.1              --                --
                                                                                      ------           --------           -------
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                                    $29.3           $ 149.9            $(16.4)
                                                                                      ------           --------           -------
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                      $31.4           $ 149.9            $(16.4)
Other Comprehensive Income (Loss), Net of Tax:
     Unrealized gain on investments                                                    170.0              --                --
     Currency translation adjustments                                                   --                (4.8)             (1.6)
     Additional minimum pension liability adjustment                                     3.6              (2.5)              0.8
                                                                                     -------          ---------          --------
         Total other comprehensive income (loss)                                       173.6              (7.3)             (0.8)
                                                                                     -------          ---------         ---------
COMPREHENSIVE INCOME (LOSS)                                                           $205.0           $ 142.6            $(17.2)
                                                                                     -------          ---------         ---------
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE
     Income from Continuing Operations                                              $     .25          $    .60           $   .76
     Income from Discontinued Operations, Net of Taxes                                 --                   .51               .67
     Extraordinary Items, Net of Taxes                                                   (.05)             (.01)            (1.55)
                                                                                     --------         ---------         ---------
     Net Income (Loss)                                                              $     .20          $   1.10           $  (.12)
                                                                                     --------         ---------         ---------
DILUTED EARNINGS (LOSS) PER COMMON SHARE
     Income from Continuing Operations                                              $     .24          $    .59           $   .74
     Income from Discontinued Operations, Net of Taxes                                 --                   .50               .67
     Extraordinary Items, Net of Taxes                                                   (.04)             (.01)            (1.53)
                                                                                     --------         ---------         ---------
     Net Income (Loss)                                                              $     .20          $   1.08           $  (.12)
                                                                                     --------         ---------         ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (MILLIONS)
     Basic                                                                             144.3             136.0             135.2
     Diluted                                                                           150.7             138.2             137.7

-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS                                      BROADWING INC.


Millions of dollars                 at December 31                                             1999              1998
--------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and cash equivalents                                                                 $ 80.0            $ 10.1
     Receivables, less allowances of $53.6 and $12.0                                            231.0             138.0
     Material and supplies                                                                       30.3              16.9
     Deferred income tax benefits                                                                35.9              13.8
     Prepaid expenses and other current assets                                                   36.2              18.6
                                                                                              -------          --------
     Total current assets                                                                       413.4             197.4

Property, Plant and Equipment, Net                                                            2,500.9             698.2
Goodwill and Other Intangibles, Net                                                           2,679.9             103.3
Investments in Other Entities                                                                   843.3               2.5
Deferred Charges and Other Assets                                                                71.1              39.6
                                                                                              -------           -------
     Total Assets                                                                            $6,508.6          $1,041.0
                                                                                             --------          --------
--------------------------------------------------------------------------------------------------------------------------------
Liabilities, Redeemable Preferred Stock, and Shareowners' Equity

Current Liabilities

     Short-term debt                                                                        $     9.2           $ 186.2
     Accounts payable                                                                           230.5              57.9
     Current portion of unearned revenue and customer deposits                                   82.6              26.8
     Accrued taxes                                                                               88.3              40.6
     Other current liabilities                                                                  157.5              93.8
                                                                                                -----              ----
         Total current liabilities                                                              568.1             405.3

Long-Term Debt, less current portion                                                          2,136.0             366.8

Unearned Revenue, less current portion                                                          633.5              --
Deferred Income Taxes                                                                           221.8               6.3
Other Long-Term Liabilities                                                                     153.8              91.5
                                                                                                -----              ----
     Total liabilities                                                                        3,713.2             869.9
Minority Interest                                                                               434.0              29.0
7 1/4% Convertible Preferred Stock, redeemable, $.01 par value; authorized -
     5,000,000 shares of all classes of Preferred Stock; 1,058,380 shares issued and outstanding at December 31, 1999 (aggregate liquidation preference
     of $105.8 at December 31, 1999)                                                            228.6              --

Commitments and Contingencies

Shareowners' Equity
6 3/4% Cumulative Convertible Preferred Stock, $.01 par value; authorized -
     5,000,000 shares of all classes of Preferred Stock; 155,250 shares issued
     and outstanding at December 31, 1999                                                       129.4              --
Common shares, $.01 par value; 480,000,000 shares authorized;
     208,678,058 and 136,381,509 shares issued                                                    2.1               1.4
Additional paid-in capital                                                                    1,979.5             147.4
Retained earnings                                                                                --                --
Accumulated other comprehensive income (loss)                                                   166.9              (6.7)
Common stock in treasury, at cost
     1999 - 7,805,800 shares, 1998 - no shares                                                 (145.1)             --
                                                                                               ------            -------
Total shareowners' equity                                                                     2,132.8             142.1
                                                                                              -------            -------

Total Liabilities, Redeemable Preferred Stock and Shareowners' Equity                        $6,508.6          $1,041.0
                                                                                             --------          --------
--------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                            BROADWING INC.


Millions of dollars                         Year ended December 31                1999             1998              1997
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                             $31.4           $ 149.9           $(16.4)
     Less: income from discontinued operations, net of taxes                        --               (69.1)           (91.3)
                                                                                   -----           -------           ------

     Income (loss) from continuing operations                                       31.4              80.8           (107.7)
     Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
         Depreciation                                                              159.9             110.5            123.9
         Amortization                                                               21.1               0.6              0.4
         Restructuring and related charges (credits)                                10.6              (1.1)           (21.0)
         Provision for loss on receivables                                          28.5              15.8              7.3
         Extraordinary items, net of taxes                                           6.6               1.0            210.0
         Non-cash interest expense                                                  15.8               1.9             (6.4)
         Minority interest                                                          (3.0)             --               --
         Equity loss in unconsolidated entities                                     15.3              27.3             --
     Change in operating assets and liabilities net of effects from acquisitions:

         Decrease (increase) in receivables                                         (3.4)            (24.9)           (26.3)
         Decrease (increase) in prepaid expenses and other current assets          (16.7)              2.1             (7.4)
         Increase (decrease) in accounts payable                                   (17.1)             40.9             45.1
         Increase (decrease) in other current liabilities                           46.3              (7.5)           (43.2)
         Increase in unearned revenues                                              75.0              --               --
         Increase (decrease) in deferred income taxes                              (24.7)            (12.8)            (4.1)
         Decrease (increase) in other assets and liabilities, net                  (31.7)            (22.3)            26.8
                                                                                   ------            -----             ----
            Net cash provided by operating activities of continuing operations     313.9             212.3            197.4
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                         (381.4)           (143.6)          (158.4)
     Payments for acquisitions, net of cash acquired                              (247.0)           (165.6)            --
     Purchase of marketable securities                                             (12.8)             --               --
     Other investing activities, net                                                --                --                4.6
                                                                                   ------            -----            -----
     Net cash used in investing activities of continuing operations               (641.2)           (309.2)          (153.8)
                                                                                   ------            -----            -----
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt                                                  1,175.0             150.0             --
     Repayment of long-term debt                                                  (221.2)            (51.2)           (99.6)
     Short-term borrowings, net                                                   (371.4)             54.7            109.5
     Debt issuance costs                                                           (31.5)             --               --
     Issuance of common shares-exercise of stock options                            37.0               0.3              9.1
     Purchase of treasury shares                                                  (145.1)             --               --
     Dividends paid                                                                (45.6)            (54.4)           (54.3)
                                                                                   ------            -----            -----
     Net cash provided by (used in) financing activities of continuing operations  397.2              99.4            (35.3)
                                                                                                     -----            ------
-----------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by discontinued operations                                   --                (0.2)            (0.2)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            $   69.9          $    2.3         $    8.1
Cash and cash equivalents at beginning of year                                      10.1               7.8             (0.3)
                                                                                    ----          --------         --------
Cash and cash equivalents at end of year                                        $   80.0          $   10.1         $    7.8
                                                                                --------          --------         --------
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY                  BROADWING INC.

                                6 3/4% Cumulative
                              Convertible Preferred                                                          Accumulated
                                     Stock           Common Stock     Treasury Stock   Additional              Other
                                ----------------   ----------------   ----------------  Paid-In   Retained  Comprehensive
Dollars and shares in millions  Shares    Amount   Shares    Amount   Shares    Amount  Capital   Earnings     Income       Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1997        --        --     135.1      $1.4     --        --      $346.8     $293.5       $(7.3)  $634.4
Shares issued under shareowner
   and employee plans             --        --       1.0      --       --        --        17.7       (0.8)       --       16.9
Net loss                          --        --      --        --       --        --        --        (16.4)       --      (16.4)
Additional minimum pension
   liability adjustment           --        --      --        --       --        --        --         --           0.8      0.8
Currency translation
   adjustments                    --        --      --        --       --        --        --         --          (1.6)    (1.6)
Dividends on common shares,
   $.40 per share                 --        --      --        --       --        --        --        (54.4)       --      (54.4)

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997      --        --     136.1       1.4     --        --       364.5      221.9        (8.1)   579.7

Shares issued under shareowner
   and employee plans             --        --       0.3      --       --        --        --         --          --       --
Net income                        --        --      --        --       --        --        --        149.9        --      149.9
Additional minimum pension
   liability adjustment           --        --      --        --       --        --        --         --          (2.5)    (2.5)
Currency translation
   adjustments                    --        --      --        --       --        --        --         --          (4.8)    (4.8)
Restricted stock issuance         --        --      --        --       --        --        (4.9)      --          --       (4.9)
Dividends on common shares,
   $.40 per share                 --        --      --        --       --        --        --        (54.6)       --      (54.6)
Spin-off of Convergys             --        --      --        --       --        --      (212.2)    (317.2)        8.7   (520.7)

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998      --        --     136.4       1.4     --        --       147.4       --          (6.7)   142.1
Shares issued under shareowner
   and employee plans             --        --       3.2      --       --        --        46.3       --          --       46.3
Net income                        --        --      --        --       --        --        --         31.4        --       31.4
Additional minimum pension
   liability adjustment           --        --      --        --       --        --        --         --           3.6      3.6
Unrealized gain on investments    --        --      --        --       --        --        --         --         170.0    170.0
Restricted stock amortization     --        --       0.7      --       --        --         5.1       --          --        5.1
Dividends:
     Common Shares, at
        $.20 per share            --        --      --        --       --        --        --        (27.5)       --      (27.5)
     Preferred Shares             --        --      --        --       --        --         1.8       (3.9)       --       (2.1)
Equity issued in connection
   with Merger                    0.2      129.4    68.4       0.7     --        --     1,778.9       --          --    1,909.0
Treasury shares repurchased       --        --      --        --      (7.8)    (145.1)     --         --          --     (145.1)

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999      0.2     $129.4   208.7     $ 2.1    (7.8)   $(145.1) $1,979.5     $ --        $166.9  $2,132.8
                                =====     ======   =====     =====    =====   ======== ========     ======      ======  ========
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    The Company provides diversified communications services through businesses in four material segments: Local Communications, Broadband, Wireless, and Directory. On November 9, 1999 the Company merged with IXC Communications in a transaction accounted for as a purchase. Accordingly, IXC's operations (renamed Broadwing Communications) have been included in the consolidated financial statements for all periods subsequent to November 9, 1999 (See Note 2).

BASIS OF CONSOLIDATION -- The consolidated financial statements include the consolidated accounts of Cincinnati Bell Inc. dba Broadwing Inc. (the Company), and its majority owned subsidiaries in which the Company exercises control. Less-than-majority-owned subsidiaries are accounted for using the equity method. For equity method investments, the Company's share of income is calculated according to the Company's equity ownership. Any differences between the carrying amount of an investment and the amount of the underlying equity in the net assets of the investee are amortized over the expected life of the asset. Investments over which we do not exercise significant influence are reported at fair value. Significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

USE OF ESTIMATES -- Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

CASH EQUIVALENTS -- Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

MATERIALS AND SUPPLIES -- Materials and supplies are carried at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost. The Company's provision for depreciation of telephone plant is determined on a straight-line basis using the whole life and remaining life methods. As a result of the discontinuation of SFAS 71 in the fourth quarter of 1997, CBT recognized shorter, more economically realistic lives than those prescribed by regulators and increased its accumulated depreciation balance by $309.0 million (see Note 13). Provision for depreciation of other property is based on the straight-line method over the estimated useful life. Repairs and maintenance expense items are generally charged to expense as incurred. Telephone plant is retired at its original cost, net of cost of removal and salvage, and is charged to accumulated depreciation. For other property, plant and equipment, retired or sold, the gain or loss is recognized in other income.

LONG-LIVED ASSETS, OTHER ASSETS AND GOODWILL -- Deferred financing costs are costs incurred in connection with obtaining long-term financing; such costs are amortized as interest expense over the terms of the related debt agreements. Certain costs incurred with the connection of customers to the switched long distance network (deferred network costs) are amortized on a straight-line basis over two years. Goodwill resulting from the purchase of businesses and other intangibles are recorded at cost and amortized on a straight-line basis from 5 to 40 years. Broadwing reviews the carrying value of long-lived assets and goodwill for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount, with the loss measured based on discounted expected cash flows.

REVENUE RECOGNITION -- Local service revenues are billed monthly, in advance, with revenues being recognized when earned. Remaining revenues (with the exception of those described below) are billed and recognized as services are provided. Directory segment revenues and related directory costs are generally deferred and recognized over the life of the associated directory, normally twelve months. Indefeasible right-to-use agreements, or IRUs, represent the lease of excess network capacity and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. Associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. IRU and related maintenance revenue are included in the private line category for the Broadband segment.

ADVERTISING -- Costs related to advertising are expensed as incurred and amounted to $22.3 million, $11.1 million, and $8.1 million in 1999, 1998, and 1997, respectively.

FIBER EXCHANGE AGREEMENTS -- In connection with the fiber optic network expansion, the Company entered into various agreements to exchange fiber usage rights. Non-monetary exchanges of fiber usage are recorded at the cost of the asset transferred or, if applicable, the fair value of the asset received. The Company accounts for agreements with other carriers to exchange fiber for capacity by recognizing the fair value of the revenue earned and expense incurred under the respective agreements. Exchange agreements accounted for non-cash revenue and expense (in equal amounts) of $2.7 million in 1999.

INCOME TAXES -- The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods using the liability method. For financial statement purposes, deferred investment tax credits are being amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment.

STOCK-BASED COMPENSATION -- Compensation cost is measured under the intrinsic value method. Pro forma disclosures of net income and earnings per share are presented as if the fair value method had been applied.

FINANCIAL INSTRUMENTS -- In the normal course of business, the Company may, from time to time, employ a small number of financial instruments to manage its exposure to fluctuations in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

REGULATORY ACCOUNTING -- In the fourth quarter of 1997, the Company discontinued accounting under Statement of Financial Accounting Standards
(SFAS) 71, "Accounting for the Effects of Certain Types of Regulation," at Cincinnati Bell Telephone (see Note 13).

RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results.

RECENTLY ISSUED ACCOUNTING STANDARDS -- On January 1, 1999, the Company adopted AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. As compared to prior years when these types of expenditures were expensed as incurred, the 1999 adoption of SOP 98-1 resulted in the capitalization of $10 million of internal use software development costs, which are being amortized over a three-year period.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that a derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 has been subsequently amended through the release of SFAS 137, which provides for a deferral of the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. As a result, implementation of SFAS 133 is not mandatory for the Company until January 1, 2001. Management is currently assessing the impact of SFAS 133 on the Company's results of operations, cash flows and financial position.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." In SAB 101, the SEC Staff expresses its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to the Company. The Company is currently evaluating SAB 101 to determine its impact on the financial statements.


2. ACQUISITIONS

IXC COMMUNICATIONS INC.:

    On November 9, 1999, the Company merged with IXC Communications, Inc. (the Merger). Under the terms of the Merger, each share of IXC common stock was exchanged for 2.0976 shares of the Company's common stock. The aggregate purchase price of $2.2 billion consisted of (all numbers approximate): $0.3 billion in cash for the purchase of five million shares of IXC stock from GE Capital Pension Trust; the issuance of 68 million shares of the Company's common stock valued at $1.6 billion, 155,000 shares of 6 3/4% convertible preferred stock valued at $0.1 billion; and the issuance of 14 million options to purchase Broadwing common stock valued at $0.2 billion. These options were issued coincident with the merger to replace the then outstanding and unexercised options exercisable for shares of IXC common stock. These options were granted on the same terms and conditions as the IXC options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 2.0976. The Merger was accounted for as a purchase and, accordingly, the operating results of IXC (Broadwing Communications) have been included in the Company's consolidated financial statements since the Merger date of November 9, 1999.

    The cost of the Merger has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values at the acquisition date and is subject to adjustment when the assumptions relating to the asset and liability valuations are finalized. In addition, the allocation may be impacted by changes in pre-acquisition contingencies identified during the allocation period by the Company relating to certain environmental, litigation, and other matters. The results of a preliminary allocation of the purchase price are as follows:

Fair market value adjustments:

Property, Plant & Equipment               $   207.0
Other intangibles                             397.0
Debt                                         (168.0)
Deferred tax Liabilities                     (113.0)
Other                                           7.0
-------------------------------------------------------------------------------
Subtotal                                     $330.0
-------------------------------------------------------------------------------
Goodwill                                   $2,187.5
-------------------------------------------------------------------------------
Total                                      $2,517.5
-------------------------------------------------------------------------------

    The amount allocated to goodwill represents the excess of price paid over the fair value of assets realized and liabilities assumed in the Merger. These amounts will be amortized to expense over a 30-year period.

CINCINNATI BELL WIRELESS:

    On December 31, 1998 the Company paid approximately $162 million in cash to AT&T PCS in exchange for an 80% interest in the Wireless business, including a PCS license and other assets and liabilities. The goodwill, licenses, and other intangibles related to this purchase were approximately $96 million and are being amortized to expense on a straight-line basis over a 20- to 40-year period.

    The following summarized unaudited Pro forma financial information assumes both the Merger and the acquisition of the wireless business occurred at the beginning of each year:

Millions of dollars (except per share amounts)         Year ended December 31         1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                            $1,699.4          $1,572.0
EBITDA                                                                                 326.8             341.8
Loss from continuing operations                                                       (349.5)           (202.7)
Net Loss                                                                             $(356.1)          $(140.2)
--------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations per common share                                       $(1.76)           $(1.02)
Loss per common share                                                                  $(1.79)            $(.72)
--------------------------------------------------------------------------------------------------------------------------------

    These unaudited Pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger and the acquisition of the wireless business had occurred on January 1, 1998.

3. RESTRUCTURING AND OTHER CHARGES (CREDITS)

1999 RESTRUCTURING PLAN

    In December 1999, the Company's management approved restructuring plans which included initiatives to integrate operations of the Company and Broadwing Communications, improve service delivery, and reduce the Company's expense structure. Total restructuring costs and impairments of $18.6 million were recorded in the fourth quarter related to these initiatives. The $18.6 million consisted of $7.7 million relating to Broadwing Communications (recorded as a component of the preliminary purchase price allocation) and $10.9 million relating to the Company (recorded as a cost of operations). The $10.9 million relating to the Company consisted of restructuring and other liabilities in the amount of $9.5 million and related asset impairments in the amount of $1.4 million. The restructuring related liabilities recorded in the fourth quarter of 1999 were comprised of the following:

                                       Broadwing,excluding
Millions of dollars                  Broadwing Communications           Broadwing Communications          Total
--------------------------------------------------------------------------------------------------------------------------------
Employee separations                           $6.0                              $2.2                       $8.2
Facility closure costs                          2.3                               2.1                        4.4
Relocation                                      ---                               0.2                        0.2
Other exit costs                                1.2                               3.2                        4.4
                                             ------                            ------                     ------
Total accrued restructuring costs            $  9.5                            $  7.7                     $ 17.2
                                             ------                            ------                     ------
--------------------------------------------------------------------------------------------------------------------------------

    The Company's estimated restructuring costs were based on management's best estimate of those costs based on available information. The restructuring costs accrued in 1999 included the costs of involuntary employee separation benefits related to 347 employees (263 Broadwing Communication employees and 84 other employees). As of December 31, 1999, approximately 1% of the employee separations had been completed for a total cash expenditure of $0.4 million. Employee separation benefits include severance, medical and other benefits, and primarily affect customer support, infrastructure, and the Company's long distance operations. The restructuring plans also included costs associated with the closure of a variety of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors.

    In connection with the restructuring plan, the Company performed a review of our long-lived assets to identify any potential impairments in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Accordingly, the Company recorded a $1.4 million charge as an expense of operations, resulting from the abandonment of certain assets including duplicate network equipment.

    In total, the Company expects these restructuring related activities to result in cash outlays of $14.8 million and non-cash items of $3.8 million, and that most of the restructuring actions will be completed by December 31, 2000.

1995 RESTRUCTURING PLAN

    In 1995, the Company implemented a restructuring plan to provide for the voluntary and involuntary separation of more than 1,300 employees. The Company recorded charges of $131.6 million to reflect the cost of this plan. The Company recorded $21 million of non-cash pension settlement gains in 1997 and reversed $1.1 million in restructuring liabilities in 1998 upon substantial completion of the 1995 restructuring plan.

-------------------------------------------------------------------------------
4. INVESTMENTS IN OTHER ENTITIES

    Investments in Equity Method Securities - The Company holds a 27% ownership investment in Applied Theory. The book value and market value of this investment at December 31, 1999 were $61.0 million and $157.1 million, respectively.

    Investments in Marketable Securities - Investments held in PSINet, Purchase Pro and ZeroPlus.com are classified as an "available-for-sale" securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Accordingly, the Company recorded these investments at fair value and recorded the unrealized holding gains net of tax in comprehensive income, and adjusted the carrying value of these investments. The book value and related market value of these securities were $524.3 million and $771.3 million, respectively, as of December 31, 1999.

-------------------------------------------------------------------------------
5. DEBT

Debt Consists of the Following:

Millions of dollars                         at December 31                            1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Short-Term Debt:
     Commercial paper                                                                   --              $185.5
     Current maturities of long-term debt                                               $9.2               0.7
                                                                                        ----            ------
     Total short-term debt                                                              $9.2            $186.2
--------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt
     Bank Notes                                                                       $755.0              --
     9.0% Senior subordinated notes                                                    450.0              --
     6.75% Convertible notes                                                           412.0              --
     Various CBT Notes                                                                 290.0            $290.0
     7.25% Senior subordinated notes                                                    50.0              50.0
     PSINet forward sale                                                               133.9              --
     Capital lease obligations                                                          37.0              26.8
     Other                                                                               8.1              --
--------------------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                           $2,136.0            $366.8
--------------------------------------------------------------------------------------------------------------------------------

Average balances of short-term debt and related interest rates for the last three years are as follows:

Millions of dollars                                                         1999             1998            1997
--------------------------------------------------------------------------------------------------------------------------------
Average amounts of short-term debt
outstanding during the year*                                                $190.0            $87.5          $64.2
Maximum amounts of short-term debt
at any month-end during the year                                            $230.0           $185.5         $129.5
Weighted average interest rate
during the year**                                                              4.9%             5.6%           5.7%

* Amounts represent the average daily face amount of notes.
** Weighted average interest rates are computed by dividing the daily average face amount of notes into the aggregate related interest expense.

9% SENIOR SUBORDINATED NOTES

    In 1998 IXC issued $450.0 million of 9% senior subordinated notes due 2008 ("the 9% notes"). The 9% notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness and other liabilities of our subsidiaries. The indenture related to the 9% notes requires us to comply with various financial and other covenants and restricts the Company from incurring certain additional indebtedness.

    In January 2000, $404 million of these 9% notes were redeemed through a tender offer as a result of the change of control terms of the bond indenture. As a result, the Company recorded an extraordinary charge for the debt extinguishment of approximately $4.4 million, net of taxes.

6.75% CONVERTIBLE NOTES

    In July 1999, the Company issued $400 million of 10-year, convertible subordinated debentures to Oak Hill Capital Partners, L.P. These notes are convertible into common stock of the Company at a price of $29.89 per common share at the option of the holder. For as long as this debt is outstanding, these notes bear a coupon rate of 6.75% per annum, with the associated interest expense being added to the debt principal amount. Through December 31, 1999, the Company has recorded $12.0 million in interest expense and has adjusted the carrying amount of the debt accordingly.

PSINET FORWARD SALE

    The Company's investment in PSINet consists of 21.6 million shares after adjusting for their February 2000 two-for-one stock split. In June and July 1999, Broadwing Communications received approximately $111.8 million representing amounts from a financial institution in connection with two prepaid forward sale contracts on six million shares of the PSINet common stock. This amount is accounted for as notes payable and is collateralized by these six million shares of PSINet common stock owned by the Company. Each forward-sale obligation for three million shares of PSINet stock may be settled at specified dates in the first and second quarter of 2002 for a maximum amount of three million shares of PSINet stock, or at the Company's option, the equivalent value in cash. Since it is the Company's current intention to settle these obligations in PSINet stock, the carrying amount of the liability is marked-to-market each period with an offsetting adjustment to the "unrealized gain on investments" caption within other comprehensive income.

BANK NOTES

    In November 1999, the Company obtained a $2.1 billion credit facility from a group of 24 lending institutions. The credit facility consists of $900 million in revolving credit and $750 million in term loans from banking institutions and $450 million in term loans from non-banking institutions. At December 31, 1999, the Company had drawn approximately $755 million from the credit facility in order to refinance its existing debt and debt assumed as part of the Merger. In January 2000, the Company borrowed approximately $400 million in order to redeem the outstanding 9% Senior Subordinated Notes assumed during the Merger as part of a tender offer. This tender offer was required under the terms of the bond indenture due to the change in control provision. Accordingly, the Company has approximately $900 million in additional borrowing capacity under this facility as of the date of this report. This facility's financial covenants require that the Company maintain certain debt to EBITDA ratios, debt to capitalization ratios, fixed to floating rate debt ratios and interest coverage ratios. This facility also contains covenants which, among other things, restrict the Company's ability to incur additional debt, pay dividends, repurchase Company common stock, sell assets or merge with another company.

    The interest rates to be charged on borrowings from this credit facility can range from 100 to 225 basis points above the London Interbank Offering Rate (LIBOR), depending on the Company's credit rating. The current borrowing rate is approximately 200 basis points. The Company will incur banking fees in association with this credit facility ranging from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

Annual maturities of long-term debt and minimum payments under capital leases for the five years subsequent to December 31, 1999 are as follows:

Millions of dollars        at December 31                   1999
-----------------------------------------------------------------------
Debentures/Notes
Year of Maturity
2000                                                    $     --
2001                                                          --
2002                                                        20.0
2003                                                        20.0
2004                                                          --
2005                                                       325.0
Thereafter                                               1,592.0
-----------------------------------------------------------------------
     Subtotal                                            1,957.0
PSINet Forward Sale                                        133.9
Capital leases and other                                    45.1
-----------------------------------------------------------------------
     Total                                              $2,136.0
-----------------------------------------------------------------------

Interest expense recognized on the Company's debt is as follows:

Millions of dollars     Year ended December 31        1999             1998              1997
---------------------------------------------------------------------------------------------
Interest expense:
     Long-term debt                                  $55.8           $ 20.8            $ 23.2
     Short-term debt                                   5.5              4.9               6.1
     Other                                             0.4             (1.5)              0.8
---------------------------------------------------------------------------------------------
         Total                                       $61.7           $ 24.2            $ 30.1
---------------------------------------------------------------------------------------------

    Interest capitalized during 1999, 1998 and 1997 was $3.8 million, $1.9 million and $1.3 million, respectively.

    Extraordinary items related to the early extinguishment of debt affected both years. In 1999, costs related to the early extinguishment of Broadwing Communications' debt as a result of to the Merger resulted in a $6.6 million charge, net of taxes. The spin-off of Convergys Corporation in 1998 reduced the borrowing capacity that was needed from the Company's then-existing credit facility and some debt and a portion of that credit facility were retired, resulting in a $1.0 million extraordinary charge, net of tax.

------------------------------------------------------------------------------
6. MINORITY INTEREST


Millions of dollars            Year ended December 31           1999         1998
---------------------------------------------------------------------------------
     Minority interest consists of:
     12.5% Exchangeable Preferred Stock                       $418.2        $  --
     Minority Interest in Cincinnati Bell
       Wireless held by AT&T PCS                                13.1         29.0
       Other                                                     2.7
---------------------------------------------------------------------------------
         Total                                                $434.0        $29.0
---------------------------------------------------------------------------------

    Broadwing Communications has outstanding approximately $400 million, or 400,000 shares of 12 1/2% Junior Exchangeable Preferred Stock (12 1/2% Preferreds). The 12 1/2% Preferreds are mandatorily redeemable on August 15, 2009 at a price equal to their liquidation preference ($1,000 a share), plus accrued and unpaid dividends. Dividends on the 12 1/2% Preferreds are currently being effected through additional shares of the 12 1/2% Preferreds. This option is available to the Company until February 15, 2001, at which time all dividends are required to be paid in cash. The Company converted to a cash pay option for these dividends on February 15, 2000. Dividends on the 12 1/2% Preferreds are classified as minority interest expense in the Consolidated Statements of Income and Comprehensive Income. At the Merger date, and as part of purchase accounting, the 12 1/2% Preferreds were adjusted to fair market value which exceeds the redemption value. As such, the accretion of the difference between the new carrying value and the mandatory redemption value is treated as an offsetting reduction to minority interest expense.

     AT&T PCS maintains a 19.9% ownership in the Company's Cincinnati Bell Wireless (CBW) subsidiary. The balance is adjusted as a function of AT&T PCS' 19.9% share of the adjusted net income (or loss) of CBW, with an offsetting amount being reflected in the Consolidated Statements of Income and Comprehensive Income under the caption "Minority Interest and Other Income (Expense), Net."

------------------------------------------------------------------------------
7. COMMON AND PREFERRED SHARES

COMMON SHARES

    Par value of the common shares is $.01 per share. At December 31, 1999 and 1998, common shares outstanding were 200.9 million and 136.4 million, respectively. Common shares outstanding at December 31, 1999 include the issuance of 68.4 million shares in association with the Merger. In July 1999, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of as much as $200 million in common shares of the Company. As of December 31, 1999, the Company had repurchased approximately
7.8 million shares of Company common stock at a cost of $145 million.

COMMON SHARE PURCHASE RIGHTS PLAN

    In the first quarter of 1997, the Company's Board of Directors adopted a Share Purchase Rights Plan by granting a dividend of one preferred share purchase right for each outstanding common share to shareowners of record at the close of business on May 2, 1997. Under certain conditions, each right entitles the holder to purchase one-thousandth of a Series A Preferred Share. The rights cannot be exercised or transferred apart from common shares, unless a person or group acquires 15% or more of the Company's outstanding common shares. The rights will expire May 2, 2007, if they have not been redeemed.

PREFERRED SHARES

    The Company is authorized to issue up to four million voting preferred shares and one million nonvoting preferred shares.

    In connection with the Merger, the Company issued 155,250 shares of 6 3/4% cumulative convertible preferred stock. The 6 3/4% convertible preferred stock can be converted at any time at the option of the holder into common stock of the Company. The conversion rate is 28.84 shares of Company common stock per share of 6 3/4% convertible preferred stock. Dividends on the 6 3/4% convertible preferred stock are payable quarterly in arrears in cash or common stock.

    Also in connection with the Merger, the Company issued approximately $100 million (1,074,000 shares) of 7 1/4% junior convertible preferred stock due 2007. As of the date of this report 1,058,380 shares remain outstanding. The 7 1/4% convertible preferred stock is convertible at the option of the Holder into shares of common stock at a conversion rate of 8.94 shares of common stock for each share of 7 1/4% convertible preferred stock. The shares are redeemable at a price of 104.83% on April 3, 2000. On March 31, 2007, the
7 1/4% convertible preferred stock must be redeemed at a price equal to the liquidation preference ($100 per share) plus accrued and unpaid dividends. If paid in kind, dividends accrue at 8 3/4%. The difference between the carrying value of the 7 1/4% convertible preferred stock and its redemption value is being accreted to additional paid-in-capital through the mandatory redemption date, and this accretion is included in dividends and accretion applicable to preferred stock. Since this preferred stock is mandatorily redeemable, it is not classified within shareowners' equity.

------------------------------------------------------------------------------
8. EARNINGS PER COMMON SHARE

    Basic earnings per common share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that would occur if common stock equivalents were exercised. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations, before extraordinary items, for the following periods:


Shares and dollars
in millions (except
per share amounts)                  Year ended December 31                1999          1998         1997
------------------------------------------------------------------------------------------------------------------
Numerator:

     Income from continuing operations                                   $38.0         $81.8       $102.3
     Preferred Stock dividends                                             2.1            --           --
     Numerator for basic earnings per common
     share and earnings per common share
     assuming dilution - income
     applicable to common shareowners                                    $35.9         $81.8       $102.3
------------------------------------------------------------------------------------------------------------------
Denominator:
     Denominator for basic earnings
     per common share - weighted average
     common shares                                                       144.3         136.0        135.2
     Potential dilution:
     Stock options                                                         5.6           1.7          1.9
     Stock-based compensation                                               .8            .5           .6
     arrangements
------------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings
       per common share                                                  150.7         138.2        137.7
------------------------------------------------------------------------------------------------------------------
Basic earnings from continuing
     operations per common share                                          $.25          $.60         $.76
------------------------------------------------------------------------------------------------------------------
Earnings from continuing
     operations per common share
     assuming dilution                                                    $.24          $.59         $.74
------------------------------------------------------------------------------------------------------------------

    Options to purchase 4,107,471 weighted average shares of common stock at an average of $20.75 per share were outstanding during the year ended December 31, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The 6 3/4% convertible debentures and 7 1/4% convertible preferred stocks are also excluded from the diluted EPS calculation because they are anti-dilutive. The inclusion of the convertible debentures and preferred stocks would have added 13.8 million and 9.5 million shares, respectively, to the denominator of the EPS calculation.

------------------------------------------------------------------------------
9. INCOME TAXES

Income tax expense consists of the following:


Millions of dollars            Year ended December 31           1999             1998               1997
--------------------------------------------------------------------------------------------------------------
Current:
     Federal                                                   $52.3            $51.1             $57.3
     State and local                                             6.9              7.6               4.3
                                                               -----            -----             -----
     Total current                                              59.2             58.7              61.6
Deferred:
     Federal                                                   (21.2)           (12.1)             (5.0)
     State and local                                            (3.5)            (0.7)              0.9
                                                               -----            -----             -----
     Total deferred                                            (24.7)           (12.8)             (4.1)
     Investment tax credits                                     (1.2)            (1.6)             (1.2)
                                                               -----            -----             -----
     Total                                                     $33.3            $44.3             $56.3
--------------------------------------------------------------------------------------------------------------

    Income taxes decreased $11 million in comparison to the prior year as a function of lower pre-tax income and the offsetting impact of nondeductible expenses such as goodwill amortization and preferred stock dividends.

The following is a reconciliation of the statutory Federal income tax rate with the effective tax rate for each year:

                                                               1999             1998              1997
--------------------------------------------------------------------------------------------------------------
U.S. Federal statutory rate                                    35.0%            35.0%             35.0%
State and local income taxes, net of
      federal income tax benefit                                3.4              3.3               0.9
Amortization of non-deductible
      intangible assets                                         4.6               --                --
Dividends on preferred stock                                    3.2               --                --
Investment and research tax credits                            (0.9)            (1.6)             (1.5)
Other differences                                               1.4             (1.6)              1.1
                                                               ----             ----              ----
Effective rate                                                 46.7%            35.1%             35.5%
--------------------------------------------------------------------------------------------------------------

    The income tax effects relating to other comprehensive income components were $104.0 million in 1999. These tax impacts were not significant in 1998 and 1997.

The components of the Company's deferred tax assets and liabilities are as follows:

Millions of dollars                    at December 31                  1999             1998
--------------------------------------------------------------------------------------------------------------
Deferred tax assets:
     Loss carryforwards                                             $ 126.2              ---
     Unearned revenues                                                193.9              ---
     Investment in subsidiaries                                        46.5              9.6
     Other                                                             80.0             39.3
                                                                    -------            -----
     Total deferred tax asset                                       $ 446.6            $48.9
--------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Depreciation and amortization                                  $ 400.8            $22.3
     Unrealized gain on investments                                   227.1               --
     Other                                                              4.6               --
                                                                    -------            -----
     Total deferred tax liabilities                                 $ 632.5            $22.3
                                                                    -------            -----
     Net deferred tax (liability) asset                             $(185.9)           $26.6
--------------------------------------------------------------------------------------------------------------

    The Company recorded gross deferred tax assets of approximately $346.3 million and gross deferred tax liabilities of approximately $484.3 million upon the Merger. Tax loss carryforwards will generally expire between 2001 and 2018. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.

------------------------------------------------------------------------------
10. EMPLOYEE BENEFIT PLANS

PENSIONS AND POST-RETIREMENT PLANS

    The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees and one supplementary, nonqualified, unfunded plan for certain senior managers.

    The pension benefit formula for the management plan is a cash balance plan; the pension benefit is determined by a combination of compensation-based credits and annual guaranteed interest credits. The non-management pension is also a cash balance plan; the pension benefit is determined by a combination of service and job-classification-based credits and annual interest credits. Benefits for the supplementary plan are based on years of service and eligible pay. Funding of the management and non-management plans is achieved through contributions to an irrevocable trust fund. The contributions are determined using the aggregate cost method.

    The Company uses the projected unit credit cost method for determining pension cost for financial reporting purposes. It accounts for certain benefits provided under early retirement packages, discussed in Note 3 as a special termination benefit.

    The Company also provides health care and group life insurance benefits for retirees with a service pension. The Company funds its group life insurance benefits through Retirement Funding Accounts and funds health care benefits using Voluntary Employee Benefit Association (VEBA) trusts. It is the Company's practice to fund amounts as deemed appropriate from time to time. Contributions are subject to IRS limitations developed using the aggregate cost method. The associated plan assets are primarily equity securities and fixed income investments. The Company recorded an accrued post-retirement benefit liability of $44.9 million at December 31, 1999.

    The following information relates to all Company non-contributory defined-benefit pension plans, post-retirement healthcare, and life insurance benefit plans.

    Effective January 1, 1999, after the spin-off of Convergys, pension assets were divided between the pension trusts of the Company and Convergys so that each company's plans had the required assets to meet the minimum requirements set forth in applicable benefit and tax regulations. The remaining assets in excess of the minimum requirements were divided between the pension trusts of the Company and Convergys in accordance with the Employee Benefits Agreement between the two companies.

Pension and post-retirement benefit cost are as follows:

                                                                   Pension Benefits           Postretirement and Other Benefits
                                                               -----------------------        ---------------------------------
Millions of dollars        Year ended December 31              1999      1998     1997           1999         1998      1997
--------------------------------------------------------------------------------------------------------------------------------
Service cost (benefits earned
during the period)                                              $6.0       $4.8  $   3.7         $1.8         $1.5        $1.3
Interest cost on projected
benefit obligation                                              30.3       18.1     20.0         14.4         15.3        15.2
Expected return on plan assets                                 (37.8)     (23.3)   (23.0)       (10.3)        (9.4)       (7.3)
--------------------------------------------------------------------------------------------------------------------------------
Settlement gains                                                --         --      (21.0)        --           --          --
Curtailment loss                                                --          1.4      0.2         --           --          --
Amortization of:
     Transition (asset)/obligation                              (2.4)      (1.3)    (1.5)         4.9          4.9         4.9
     Prior service cost                                          1.5        0.7      0.7          0.3          0.2         0.2
     Net (gain)/loss                                             0.3        0.3      0.3         (0.3)        (0.2)       (0.1)
--------------------------------------------------------------------------------------------------------------------------------
Actuarial net pension cost (income)                         $   (2.1)   $   0.7  $ (20.6)     $  10.8      $  12.3     $  14.2
                                                            --------    -------  -------      -------      -------     -------

Reconciliation of the beginning and ending balance of the plans' funded status were:

                                                                   Pension Benefits           Postretirement and Other Benefits
Millions of dollars        Year ended December 31                 1999          1998              1999               1998
--------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:

     Benefit obligation at January 1                             $476.5          $457.5          $234.8              $222.3
       Service cost                                                 6.0             4.8             1.8                 1.5
       Interest cost                                               30.2            18.1            14.4                15.2
       Amendments                                                   8.9             1.4            (0.4)               --
       Actuarial  (gain) loss                                     (44.1)           34.3           (34.1)               12.3
       Curtailment                                                 --               0.9            --                  --
       Benefits paid                                              (42.8)          (40.5)          (15.3)              (16.5)
                                                                 ------          ------          ------              ------
       Benefit obligation at December 31                         $434.7          $476.5          $201.2              $234.8
                                                                 ------          ------          ------              ------
Change in plan assets:
     Fair value of plan assets at January 1                      $579.3          $543.2          $127.9              $112.1
       Actual return on plan assets                               125.0            71.8             9.3                17.5
       Employer contribution                                        4.7             4.8            13.4                14.8
       Benefits paid                                              (42.8)          (40.5)          (15.3)              (16.5)
                                                                 ------          ------          ------              ------
       Fair value of plan assets at December 31                  $666.2          $579.3          $135.3              $127.9
                                                                 ------          ------          ------              ------
Reconciliation to Balance Sheet:
     Funded status                                               $231.5          $102.8          $(65.9)            $(106.9)
     Unrecognized transition asset                                (12.0)          (14.4)           62.9                68.6
     Unrecognized prior service cost                               26.6            19.2             2.7                 2.6
     Unrecognized net gain                                       (237.1)         (105.5)          (44.6)              (11.8)
--------------------------------------------------------------------------------------------------------------------------------
         Net amount recognized                                     $9.0            $2.1          $(44.9)             $(47.5)
    ----------------------------------------------------------------------------------------------------------------------------

The combined net prepaid benefit expense consists of:

                                                                          Pension Benefits
                                                                       ---------------------
Millions of dollars        Year ended December 31                        1999              1998
--------------------------------------------------------------------------------------------------------------
Prepaid benefit cost                                                    $42.0             $38.2
Accrued benefit liability                                               (39.1)            (44.2)
Intangible asset                                                          1.3               1.2
Accumulated other comprehensive income                                    4.8               6.9
                                                                      -------           -------
     Net amount recognized                                            $   9.0           $   2.1
                                                                      -------           -------
--------------------------------------------------------------------------------------------------------------

    At December 31, 1999 and 1998, Pension plan assets include $51.4 million in Company common stock and $52.8 million in Company and Convergys common stocks, respectively.

The following are the weighted average assumptions as of December 31:

                                                               Pension Benefits                 Other Benefits
                                                        --------------------------          ------------------------
At December 31                                          1999       1998       1997          1999       1998      1997
--------------------------------------------------------------------------------------------------------------------------------
Discount rate - projected
     benefit obligation                                 7.75 %    6.50%       7.00%         7.75%      6.50%     7.00%
Expected long-term rate of return
     on Pension and VEBA plan assets                    8.25 %    8.25%       8.25%         8.25%      8.25%     8.25%
Expected long-term rate of return
     on retirement fund account assets                    --        --          --          8.00%      8.00%     8.00%

Future compensation growth rate                         4.50 %    4.00%       4.00%         4.50%      4.00%     4.00%
--------------------------------------------------------------------------------------------------------------------------------

    The assumed health care cost trend rate used to measure the post-retirement health benefit obligation at December 31, 1999, was 7.43% and is assumed to decrease gradually to 4.5% by the year 2004. In addition, a one percentage point change in assumed health care cost trend rates would have the following effect on the post-retirement benefit costs and obligation:

Millions of dollars                           1% Increase           1% Decrease
---------------------------------------------------------------------------------
1999 service and interest costs                   $ 0.5               $ (0.4)
Post-retirement benefit obligation
     at December 31, 1999                         $ 6.6               $ (5.8)
---------------------------------------------------------------------------------

SAVINGS PLANS

    The Company sponsors several defined contribution plans covering substantially all employees. The Company's contributions to the plans are based on matching a portion of the employee contributions or on a percentage of employee earnings or net income for the year. Total Company contributions to the defined contribution plans were $4.5 million, $4.0 million and $3.4 million for 1999, 1998, and 1997, respectively. These amounts exclude $6.8 million and $5.8 million in 1998 and 1997 respectively, related to the spin-off of Convergys.

------------------------------------------------------------------------------
11. STOCK-BASED COMPENSATION PLANS

    During 1999 and in prior years, certain employees of the Company were granted stock options and other stock-based awards under the Company's Long-Term Incentive Plan (Company LTIP). Under the Company LTIP, options are granted with exercise prices that are no less than market value of the stock at the grant date. Generally, stock options have ten-year terms and vesting terms of three to five years. There were no Company stock appreciation rights granted or outstanding during the three-year period ended December 31, 1999. The number of shares authorized and available for grant (excluding those granted in the Merger) under this plan were approximately 20 million and 8 million, respectively at December 31, 1999.

    Effective December 31, 1998, awards outstanding under the Company LTIP were modified such that, for each Company option or share award, the holder also received a Convergys option or share award pursuant to Convergys' Long-Term Incentive Plan (Convergys LTIP). These Convergys stock options or share awards have the same vesting provisions, option periods and other terms and conditions as the original Company options. In addition, upon completion of the Merger, the historic IXC options were exchanged for Company options with the same vesting provisions, option periods, and other terms and conditions of the original IXC options.

    The Company follows the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for the issuance of the Company or Convergys options to employees based on the fair value at the grant dates for awards consistent with the method prescribed by SFAS 123, net income and earnings per share would have been impacted as follows:

Millions of dollars                Year ended
except per share amounts           December 31              1999                1998                1997
--------------------------------------------------------------------------------------------------------------
Net income (loss):
     As reported                                             $31.4            $149.9           $(16.4)
--------------------------------------------------------------------------------------------------------------
     Pro forma compensation expense,
     net of tax benefits                                      (7.8)             (2.1)            (5.1)
     Total pro forma                                         $23.6            $147.8           $(21.5)
--------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share:
     As reported                                          $    .20            $ 1.08           $ (.12)
     Pro forma                                            $    .14            $ 1.06           $ (.16)
--------------------------------------------------------------------------------------------------------------

    The pro forma effect on net income (loss) for all periods shown above is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. In addition, the pro forma disclosure for all periods shown does not take into consideration pro forma IXC option grants prior to the Merger. Additionally, the pro forma disclosure for 1998 includes incremental compensation expense based on the difference in the fair value of the replacement options issued at the date of the distribution to employees who held Company options.

    The weighted average fair values at the date of grant for the Company options granted to employees during 1999 and 1998 were $8.40 and $8.73, respectively. Such amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                   1999              1998             1997
--------------------------------------------------------------------------------------------------------------
Expected dividend yield                              --               1.4%             1.8%
Expected volatility                                48.0%             25.0%            29.9%
Risk-free interest rate                             6.4%              5.7%             6.2%
Expected holding
period -- years                                       4                 4                4
--------------------------------------------------------------------------------------------------------------

    Presented below is a summary of the status of outstanding Company stock options issued to employees, the issuance of Convergys options to Company option holders at the date of distribution, and related transactions:

                                                                   Weighted Average
                                                       Shares        Exercise Price
---------------------------------------------------------------------------------------------------
Company options held by
employees at January 1, 1997                           2,518             $13.14
Granted                                                  357             $30.01
Exercised                                               (196)            $10.08
Forfeited/expired                                        (15)            $23.90
---------------------------------------------------------------------------------------------------
Company options held by
employees at December 31, 1997                         2,664             $17.16
Granted                                                  374             $31.25
Exercised                                               (124)            $12.02
Forfeited/expired                                        (80)            $28.26
---------------------------------------------------------------------------------------------------
Company options held by
employees at December 31, 1998                         2,834             $20.33
Effect of Convergys Split                              4,450             $11.61
---------------------------------------------------------------------------------------------------
Company options held by
employees at January 1, 1999                           7,284              $8.72
Granted in IXC acquisition                            14,583             $15.78
Granted to employees                                  11,341             $19.38
Exercised                                             (3,198)            $11.57
Forfeited/expired                                     (1,308)            $17.55
---------------------------------------------------------------------------------------------------
Company options held by
employees at December 31, 1999                        28,702             $15.81
---------------------------------------------------------------------------------------------------

The following table summarizes the status of Company stock options outstanding and exercisable at December 31, 1999:


Shares in thousands                                 Options Outstanding                            Options Exercisable
                                        --------------------------------------------            -------------------------------
                                          Weighted Average
Range of                                Remaining Contractual       Weighted Average                           Weighted Average
Exercise Prices           Shares            Life in Years            Exercise Price             Shares          Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
$1.440 to $12.981        7,785                  6.14                       $8.02                5,802                $6.80
$12.994 to $16.781      11,150                  9.11                      $16.13                2,515               $15.38
$17.500 to $25.406       7,993                  9.36                      $20.18                2,169               $20.48
$25.450 to $31.563       1,774                  6.08                       28.36                  520                26.80
                         -----                                             -----               ------                -----
     Total              28,702                                            $15.81               11,006               $12.40
--------------------------------------------------------------------------------------------------------------------------------

    Restricted stock awards during 1999, 1998 and 1997 were 739,250 shares, 320,000 shares, and 126,000 shares, respectively. The weighted average market value of the shares on the grant date were $17.37 in 1999 and, on a pre-spin-off basis, $32.59, and $29.48 in 1998 and 1997, respectively. Restricted stock awards generally vest within one to five years. Total compensation expense for restricted stock awards during 1999, 1998, and 1997 was $5.7 million, $.6 million and $.6 million, respectively.

    On January 4, 1999, the Company announced stock option grants to each of its approximately 3,500 employees. According to the terms of this program, stock option grant recipients remaining with the Company until January 4, 2002, can exercise their options to purchase up to 500 common shares each. The exercise price for these options is $16.75 per share, the average of the opening and closing prices for the Company's common stock on the date of the grant. This plan includes a provision for option grants to future employees, in smaller amounts and at an exercise price based on the month of hire. Grant recipients must exercise their options prior to January 4, 2009. The Company does not expect a significant amount of dilution as a result of this grant.

12. DISCONTINUED OPERATIONS

    On December 31, 1998, the Company completed the tax-free spin-off of its Convergys subsidiary by distributing shares of Convergys common stock to Company shareowners on a one-for-one basis, resulting in a $520.7 million reduction in the Company's common shareowners' equity in 1998.

    For 1998 and all prior periods, the consolidated financial statements have been restated to reflect the disposition of Convergys as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Convergys have been reported as discontinued operations in the financial statements.

Summarized financial information for the discontinued operations is as follows:


Millions of dollars            Year ended December 31                1998             1997
--------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Revenues                                                           $1,387.3           $922.3
Income before income taxes                                            118.3            138.3
Income taxes                                                           49.2             47.0
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                         $   69.1           $ 91.3
FINANCIAL POSITION
Current assets                                                     $  360.5           $265.8
Total assets                                                        1,450.9            654.4
Current liabilities                                                   697.9            216.7
Total liabilities                                                     930.2            223.6
Net assets of discontinued operations                              $  520.7           $430.8

    Income before income taxes includes allocated interest expense of $33.7 million and $5.4 million in 1998 and 1997, respectively. Interest expense was allocated based on the capital structure of Convergys anticipated at the date of distribution and the Company's weighted average interest rates. The effective tax rates for discontinued operations were 42% and 34%, respectively.

    In 1998 and 1997, the Company had revenues from Convergys of $10.1 million and $18.6 million, respectively, resulting from the provision of communications and other services.

    In 1998 and 1997, the Company incurred costs for services provided by Convergys of $49.8 million and $49.6 million, respectively, resulting from billing and customer management services.

    The Company and Convergys entered into the Plan of Reorganization and Distribution Agreement (the Plan) dated July 20, 1998. The Plan provided, among other things, that the Company indemnify Convergys for all liabilities arising from the Company's business and operations and for all contingent liabilities related to the Company's business and operations otherwise assigned to the Company. The Plan provided for the equal sharing of contingent liabilities not allocated to one of the companies. In addition, the Company has a number of other agreements with Convergys regarding federal, state and local tax allocation and sharing, employee benefits, general services, billing and information services provided to the Company by Convergys, and telecommunications support services provided by the Company to Convergys.

13. DISCONTINUATION OF SFAS 71

    In the fourth quarter of 1997, the Company determined that the application of SFAS 71, "Accounting for the Effects of Certain Types of Regulation", was no longer appropriate as a result of changes in CBT's competitive and regulatory environment. Accordingly, the application of SFAS 71 was discontinued at CBT, resulting in an extraordinary non-cash charge of $210.0 million, which is net of a related tax benefit of $129.2 million.

The components of the charge are as follows:


Millions of dollars
--------------------------------------------------------------------------------
Reduction in plant-related balances                                $327.7
Elimination of other net regulatory assets and liabilities           11.5
--------------------------------------------------------------------------------
Total pre-tax charge                                               $339.2
Total after-tax charge                                             $210.0
--------------------------------------------------------------------------------

    The change in plant balances primarily represents an increase in accumulated depreciation of $309.0 million for the removal of an embedded regulatory asset resulting from the use of regulatory lives for depreciation of plant assets which have typically been longer than the estimated economic lives. The adjustment was supported by a discounted cash flow analysis which estimated amounts of plant that may not be recoverable from future cash flows. The adjustment also included elimination of accumulated depreciation reserve deficiencies recognized by regulators and amortized as part of depreciation expense and an adjustment of approximately $9.5 million to fully depreciate analog switching equipment scheduled for replacement.

    The discontinuance of SFAS 71 also required CBT to eliminate from its balance sheet the effects of any other actions of regulators that had been recognized as assets and liabilities pursuant to SFAS 71, but would not have been recognized as assets and liabilities by enterprises in general. Prior to the discontinuance of SFAS 71, CBT had recorded deferred income taxes (and a regulatory asset) based upon the cumulative amount of income tax benefits previously flowed through to ratepayers. The discontinuation of SFAS 71 at CBT had no effect on the accounting for the Company's other subsidiaries.

14. ADDITIONAL FINANCIAL INFORMATION

BALANCE SHEET


Millions of dollars        Year ended December 31                    1999             1998             Depreciable Lives (Yrs.)
--------------------------------------------------------------------------------------------------------------------------------
PROPERTY PLANT AND EQUIPMENT, NET:
     Land and rights of way                                        $  155.9         $    5.0                    0 - 30
     Buildings and Leasehold Improvements                             428.3            164.0                    5 - 40
     Telephone Plant                                                1,697.2          1,438.5                    6 - 29
     Transmission system                                            1,074.4             65.9                    5 - 20
     Furniture, vehicles, and other                                   225.7            187.4                    8 - 15
     Construction in Process                                          232.0             12.4                      --
--------------------------------------------------------------------------------------------------------------------------------
                                                                    3,813.5          1,873.2
     Less: Accumulated depreciation                                 1,312.6          1,175.0
--------------------------------------------------------------------------------------------------------------------------------
     Property Plant and Equipment, Net                             $2,500.9         $  698.2
--------------------------------------------------------------------------------------------------------------------------------

Millions of dollars        Year ended December 31                    1999             1998             Amortization Lives (Yrs.)
--------------------------------------------------------------------------------------------------------------------------------
GOODWILL AND OTHER INTANGIBLES:
Goodwill                                                           $2,247.7         $   94.6                    5 - 40
Assembled workforce                                                    24.0             --                       2 - 4
Installed customer base                                               373.0             --                      2 - 20
Other Intangibles                                                      60.6             14.3                    3 - 40
--------------------------------------------------------------------------------------------------------------------------------
                                                                    2,705.3            108.9
Less: Accumulated amortization                                        (25.4)            (5.6)
--------------------------------------------------------------------------------------------------------------------------------
Goodwill and Other Intangibles                                     $2,679.9         $  103.3
--------------------------------------------------------------------------------------------------------------------------------

Millions of dollars        Year ended December 31                    1999             1998
--------------------------------------------------------------------------------------------------------------------------------
OTHER CURRENT LIABILITIES:
Accrued payroll and benefits                                       $   48.9         $   33.9
Accrued interest                                                       18.8             15.1
Accrued restructuring costs                                            30.2              0.5
Other current liabilities                                              59.6             44.3
--------------------------------------------------------------------------------------------------------------------------------
     Total                                                         $  157.5         $   93.8
--------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
     Unrealized gain on investments                                $  170.0              --
     Additional minimum pension liability                              (3.1)            (6.7)
--------------------------------------------------------------------------------------------------------------------------------
         Total                                                     $  166.9         $   (6.7)
--------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS
Millions of dollars        Year ended December 31                    1999             1998              1997
--------------------------------------------------------------------------------------------------------------------------------
CASH PAID FOR:
     Interest (net of amount capitalized)                          $   53.8         $    26.8            $29.6
     Income taxes (net of refunds)                                 $   40.2         $    81.4            $82.8
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Common stock, warrants and options
         issued in purchase of business                            $1,909.0              --               --
     Preferred stock dividends                                     $   12.0              --               --
     Accretion of preferred stock                                  $    2.4              --               --
     Fiber exchange agreements                                     $    2.7              --               --
--------------------------------------------------------------------------------------------------------------------------------

15. BUSINESS SEGMENT INFORMATION

    The Company is organized on the basis of products and services. The Company's segments are strategic business units that offer distinct products and services and are aligned with specific subsidiaries of the Company. The Company operates in the five business segments described below.

    The Local Communications segment provides local, long distance, data networking and transport, Internet and payphone services, as well as sales of communications equipment, in southwestern Ohio, northern Kentucky, and southeastern Indiana. Services are marketed and sold to both residential and business customers and delivered via the Company's Cincinnati Bell Telephone and Zoomtown.com subsidiaries.

    The Broadband segment utilizes an advanced, fiber-optic network to provide private line, switched access, data transport, Internet-based, and other services to end user customers. Additionally, excess network capacity is leased (in the form of indefeasible right-to-use agreements) to other telecommunications providers and to Internet service providers.

    The Wireless segment holds the Company's Cincinnati Bell Wireless subsidiary (an 80%-owned venture with AT&T Wireless PCS, Inc.) which provides advanced digital personal communications and sales of related communications equipment to customers in its Greater Cincinnati and Dayton, Ohio operating areas.

    The Directory segment sells directory advertising and information services primarily to business customers in the aforementioned area. This segment's identifiable product is the Yellow Pages directory delivered via the Company's Cincinnati Bell Directory subsidiary.

    Other Communications combines the operations of Cincinnati Bell Long Distance (CBLD), Cincinnati Bell Supply (CBS), and Broadwing IT Consulting segments. CBLD resells long distance, voice, data, frame relay, and Internet access services to small- and medium-sized business customers in a regional area consisting mainly of six states. CBS sells new computers and resells telecommunications equipment in the secondary market, and Broadwing IT Consulting provides network integration and consulting services.

    The Company evaluates performance of its segments and allocates resources to them based on EBITDA (earnings before interest, taxes, depreciation, amortization, and restructuring and other charges/credits). EBITDA is commonly used in the communications industry to measure operating performance. EBITDA is not intended to represent cash flows for the periods. Because EBITDA is not calculated identically by all companies, the amounts presented for the Company may not be comparable to similarly titled measures of other companies.

    The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, i.e., at current market prices. The accounting policies of the business segments are the same as those described in Accounting Policies (see Note 1). Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense.


Millions of dollars        Year ended December 31                    1999             1998              1997
--------------------------------------------------------------------------------------------------------------------------------
REVENUES
     Local Communications                                          $  750.1         $  718.4           $ 670.1
     Broadband                                                         99.0             --                --
     Wireless                                                          91.4             --                --
     Directory                                                         74.2             72.9              72.9
     Other Communications                                             131.3            106.1             101.7
     Intersegment                                                     (14.9)           (12.3)            (10.2)
--------------------------------------------------------------------------------------------------------------------------------
     Total                                                         $1,131.1         $  885.1           $ 834.5
--------------------------------------------------------------------------------------------------------------------------------
INTERSEGMENT REVENUES
     Local Communications                                          $    6.8         $    6.8           $   6.0
     Broadband                                                         --               --                --
     Wireless                                                          --               --                --
     Directory                                                          0.4              0.4              --
     Other Communications                                               7.7              5.1               4.2
--------------------------------------------------------------------------------------------------------------------------------
     Total                                                         $   14.9         $   12.3           $  10.2
--------------------------------------------------------------------------------------------------------------------------------
EBITDA
     Local Communications                                          $  320.8         $  247.9           $ 246.3
     Broadband                                                          0.2             --                --
     Wireless                                                         (25.6)            (0.8)             (2.8)
     Directory                                                         27.2             25.5              25.0
     Other Communications                                               3.0             14.6              17.2
     Corporate and Eliminations                                        10.1              2.8               9.0
--------------------------------------------------------------------------------------------------------------------------------
     Total                                                         $  335.7         $  290.0           $ 294.7
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
     Local Communications                                          $  781.4         $  749.5           $ 706.4
     Broadband                                                      5,154.0             --                --
     Wireless                                                         268.4            212.1              --
     Directory                                                         26.9             28.4              30.6
     Other Communications                                              55.7             35.2              32.6
     Corporate and Eliminations                                       222.2             15.8              74.7
--------------------------------------------------------------------------------------------------------------------------------
     Total                                                         $6,508.6         $1,041.0           $ 844.3
--------------------------------------------------------------------------------------------------------------------------------
CAPITAL ADDITIONS
     Local Communications                                          $  152.2         $  134.9           $ 140.0
     Broadband                                                        165.0             --                --
     Wireless                                                          55.9              2.2               1.5
     Directory                                                          0.2              0.1             --
     Other Communications                                               8.1              3.9               5.6
     Corporate                                                         --                2.5              11.3
--------------------------------------------------------------------------------------------------------------------------------
     Total                                                         $  381.4         $  143.6           $ 158.4
--------------------------------------------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION
     Local Communications                                          $  113.8         $  106.2           $ 120.6
     Broadband                                                         46.7             --                --
     Wireless                                                          14.3             --                --
     Directory                                                          0.1              0.1              --
     Other Communications                                               6.1              3.7               3.3
     Corporate                                                         --                1.1               0.4
--------------------------------------------------------------------------------------------------------------------------------
     Total                                                         $  181.0         $  111.1           $ 124.3
--------------------------------------------------------------------------------------------------------------------------------

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate, where practicable, the fair value of each class of financial instruments:

    Cash and cash equivalents, and short-term debt -- the carrying amount approximates fair value because of the short-term maturity of these instruments.

    Accounts receivable and accounts payable - the carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate fair value.

    Notes receivable - the carrying amounts reported in the balance sheet for notes receivable approximate fair value because of the short-term nature of the notes and because their interest rates are comparable to current rates.

    Long-term debt -- the fair value is estimated based on year-end closing market prices of the Company's debt and of similar liabilities. The carrying amounts at December 31, 1999, and 1998 were $1,957.0 million and $340.0 million, respectively. The estimated fair values at December 31, 1999 and 1998 were $1,805.0 million and $355.1 million, respectively. Long-term debt also includes the forward sale of six million shares of PSINet common stock, as further described in Note 5. The Company is adjusting the carrying amount of this liability as required by the forward sale agreement. The carrying amount of this obligation at December 31, 1999 was $133.9 million.

    Convertible preferred stock - the fair values of the 7 1/4% Convertible Preferred Stock and the 12 1/2% Exchangeable Preferred Stock were $285.8 million and $435.5 million, respectively, and were based on the trading values of these items at December 31, 1999.

    Interest rate risk management --The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company continuously monitors the ratio of variable to fixed interest rate debt to maximize its total return. As of December 31, 1999, approximately 61% of debt was long-term, fixed-rate debt and approximately 39% was bank loans with variable interest rates.

17. CINCINNATI BELL TELEPHONE COMPANY

The following summarized financial information is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:


INCOME STATEMENT
Millions of dollars        Year ended December 31                    1999             1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                                             $750.1         $  718.4          $  670.1
Costs and expenses                                                   $544.2         $  576.6          $  523.3
Net income before extraordinary item                                 $119.3         $   81.7          $   85.2
Net income (loss)                                                    $119.3         $   81.1          $ (124.8)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET
Millions of dollars        at December 31                            1999             1998
--------------------------------------------------------------------------------------------------------------------------------
Current assets                                                       $148.5         $  151.6
Telephone plant - net                                                 606.9            580.8
Other noncurrent assets                                                26.0             17.1
--------------------------------------------------------------------------------------------------------------------------------
     Total assets                                                    $781.4         $  749.5
--------------------------------------------------------------------------------------------------------------------------------
Current liabilities                                                  $161.6         $  144.2
Noncurrent liabilities                                                 45.1             38.7
Long-term debt                                                        322.0            317.1
Shareowner's equity                                                   252.7            249.5
--------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareowner's equity                       $781.4         $  749.5
--------------------------------------------------------------------------------------------------------------------------------

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

All adjustments necessary for a fair statement of income for each period have been included.


Millions of dollarsexcept
per common share amounts          1st              2nd               3rd              4th               Total
--------------------------------------------------------------------------------------------------------------------------------
1999

REVENUES                         $ 242.2          $ 253.6           $ 262.4          $ 372.9         $ 1,131.1
EBITDA                           $  77.6          $  84.4           $  91.6          $  82.1         $   335.7
OPERATING INCOME                 $  45.3          $  51.8           $  58.3          $ (11.6)        $   143.8
INCOME FROM:
     CONTINUING
     OPERATIONS                  $  24.7          $  28.3           $  25.8          $ (40.8)        $    38.0
EXTRAORDINARY ITEM               $   -            $   -             $   -            $  (6.6)        $    (6.6)
NET INCOME                       $  24.7          $  28.3           $  25.8          $ (47.4)        $    31.4
BASIC EARNINGS
     PER COMMON SHARE            $    .18         $    .21          $    .19         $   (.29)       $      .20
DILUTED EARNINGS
     PER COMMON SHARE            $    .18         $    .20          $    .19         $   (.29)       $      .20
--------------------------------------------------------------------------------------------------------------------------------

    In the fourth quarter of 1999, the extraordinary item was for the early extinguishment of long-term debt associated with the Merger. This reduced net income by $6.6 million, or $.04 per common share, net of tax. The third quarter results have been restated to reflect an equity share of IXC's losses as part of the step acquisition that was finalized on November 9, 1999.


Millions of dollars except
per common share amounts          1st              2nd               3rd              4th               Total
--------------------------------------------------------------------------------------------------------------------------------
1998
Revenues                          $216.5           $219.5            $222.6          $ 226.5           $ 885.1
EBITDA                            $ 68.1           $ 66.5            $ 75.5          $  79.9           $ 290.0
Operating Income                  $ 41.2           $ 39.5            $ 47.1          $  52.2           $ 180.0
Income from:
     Continuing
     Operations                   $ 22.5           $ 16.1            $ 21.0          $  22.2           $  81.8
     Discontinued
     Operations,
     Net of Taxes                 $  0.3           $ 26.4            $ 27.4          $  15.0           $  69.1
Extraordinary Item                $  --            $  --             $  --           $  (1.0)          $  (1.0)
Net Income                        $ 22.8           $ 42.5            $ 48.4          $  36.2           $ 149.9
Basic Earnings
     Per Common Share             $   .17          $   .31           $   .36         $    .26          $   1.10
Diluted Earnings
     Per Common Share             $   .16          $   .31           $   .35         $    .26          $   1.08

    In the fourth quarter of 1998, the extraordinary items were for the early extinguishment of long-term debt and a portion of a credit facility. Net of tax, this reduced net income by $1.0 million or $.01 per common share.

19. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    The Company leases certain facilities and equipment used in its operations. Total rental expenses were approximately $23.4 million, $11.7 million and $10.5 million in 1999, 1998 and 1997, respectively.

At December 31, 1999, the total minimum annual rental commitments under noncancelable leases are as follows:

                                                Operating                    Capital
Millions of dollars                               Leases                     Leases
--------------------------------------------------------------------------------------------------------------------------------
2000                                                $49.9                      $ 7.5
2001                                                 36.1                        7.5
2002                                                 27.8                        7.4
2003                                                 24.1                        4.5
2004                                                 10.6                        4.7
Thereafter                                           20.1                       36.3
--------------------------------------------------------------------------------------------------------------------------------
Total                                              $168.6                       67.9

Amount representing interest                                                    32.0
--------------------------------------------------------------------------------------------------------------------------------
Present value of net minimum lease payments                                    $35.9
--------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS

    In order to satisfy the contractual commitments that Broadwing has entered into with respect to IRU agreements, approximately 1,700 fiber route miles must be constructed at an approximate cost of $82 million.

CONTINGENCIES

    In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

    The Company, as well as certain former members of IXC's board of directors, has been named as a defendant in five stockholder class action suits filed in the Delaware Court of Chancery (the Court). These suits were filed in July 1999 and pertain to the Company's recently completed merger with IXC. The complaints allege, among other things, that the defendants breached their fiduciary duties to IXC's former stockholders by failing to maximize stockholder value in connection with entering into the merger agreement and sought a court order enjoining completion of the merger. In an October 27, 1999 ruling, the Court denied plaintiffs' request for a preliminary injunction. The Merger has since closed and management believes that the performance of the Company's share price has rendered plaintiffs' arguments moot. While these suits currently remain outstanding and subject to further litigation, the Company does not believe any of plaintiffs' arguments have merit. The Company intends to continue exploring all available options to bring this matter to a close, including discussions toward a possible settlement.

    A total of twenty-seven Equal Employment Opportunity Commission ("EEOC") charges were filed beginning in September 1999 by current Broadwing Telecommunications Inc. employees located in the Houston office (formerly Coastal Telephone, acquired by IXC in May 1999) alleging sexual harassment, race discrimination and retaliation. The Company is continuing its investigation of these charges and is cooperating with the EEOC. Many employee interviews have been conducted by the EEOC and discovery is ongoing at the present time.

    In the course of closing Merger, the Company became aware of IXC's possible non-compliance with reporting requirements under certain federal environmental statutes. Since it was impossible to conduct a thorough investigation of all IXC facilities within the 10-day period required to take advantage of the EPA's self-policing policy, IXC, by letter dated November 8, 1999, elected to voluntarily disclose its possible non-compliance to the EPA. By letter dated January 19, 2000, the EPA determined that IXC appears to have satisfied the "prompt disclosure" requirement of the self-policing policy, and established a deadline of May 1, 2000 for the Company to complete its environmental audit of all IXC facilities and report any violations to the Agency. The Company intends to complete its environmental audit of these facilities within the time frame established by the

EPA and take whatever corrective actions are indicated.

    The Company believes that the resolution of such matters for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during the period covered by this report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item regarding directors of Broadwing can be found in the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders, dated March 17, 2000, and incorporated herein by reference.

    Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report under the caption "Executive Officers of the Registrant" since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A.

ITEMS 11 AND 12. EXECUTIVE COMPENSATION AND SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT

    The information required by these items can be found in the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders dated March 17, 2000, and incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not Applicable.

    ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

    Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.


Exhibit
Number                                 DESCRIPTION

(2.1)(a)                   Agreement and Plan of Merger, dated as of July 20,
                           1999, among Cincinnati Bell Inc., an Ohio corporation, IXC Communications, Inc., a Delaware corporation, and Ivory Merger Inc., a Delaware corporation. (Exhibit 2.1 to Form 8-K date of report
                           July 23, 1999, File No. 1-8519).

(2.1)(b)                   Amendment No. 1 dated as of October 13, 1999, among
                           Cincinnati Bell Inc., an Ohio corporation, IXC
                           Communications, Inc. a Delaware corporation, and Ivory Merger, Inc. a Delaware corporation, to the Agreement and Plan of Merger dated as of July 23, 1999, among Cincinnati Bell Inc., IXC Communications,
                           Inc. and Ivory Merger Inc. (Exhibit 2.1 to Form 8-K, date of report October 14, 1999 File No. 1-8519).

(3)(a)                     Amended Articles of Incorporation effective November
                           9, 1989. (Exhibit (3)(a) to Form 10-K for 1989, File
                           No. 1-8519).

(3)(b)+ Certificate of Amendment by the Board of Directors to the Amended Articles of Incorporation including the description of each of the Cincinnati Bell 7 1/4%
                           Junior Convertible Preferred Shares Due 2007 and the
                           Cincinnati Bell 6 3/4% Cumulative Convertible
                           Preferred Shares effective November 9, 1999.

(3)(c) Amended Regulations of the registrant. (Exhibit 3.2 to Registration Statement No. 2-96054).

(4)(a) Provisions of the Amended Articles of Incorporation and the Amended Regulations of the registrant which define the rights of holders of Common Shares and the Preferred Shares are incorporated by reference to such Amended Articles filed as Exhibits (3)(a) and 3(b) hereto and such Amended Regulations filed as Exhibit (3)(c) hereto.

(4)(b)(i) Rights Agreement dated as of April 29, 1997, between the Company and The Fifth Third Bank which includes the form of Certificate of Amendment to the Amended
                           Articles of Incorporation of the Company as Exhibit
                           A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as
                           Exhibit C (Exhibit 4.1 to the Company's Registration
                           Statement on Form 8-A filed on May 1, 1997).

(4)(b)(ii)                 Amendment No. 1 to the Rights Agreement dated as of
                           July 20, 1999, between the Company and The Fifth
                           Third Bank (Exhibit 1 to Amendment No. 1 of the
                           Company's Registration Statement on Form 8-A filed on
                           August 6, 1999).

(4)(b)(iii)                Amendment No. 2 to the Rights Agreement dated as of
                           November 2, 1999, between the Company and The Fifth
                           Third Bank (Exhibit 1 to Amendment No. 2 of the
                           Company's Registration Statement on Form 8-A filed on
                           November 8, 1999).

(4)(c)(i)                  Indenture dated July 1, 1993, between Cincinnati Bell
                           Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc.
                           7 1/4% Notes Due June 15, 2023. (Exhibit 4-A to Form
                           8-K, date of report July 12, 1993, File No. 1-8519).

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

(4)(c)(iv)                 Indenture dated as of November 30, 1998 among
                           Cincinnati Bell Telephone Company, as Issuer,
                           Cincinnati Bell Inc., as Guarantor, and The Bank of
                           New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report November 30, 1998, File No. 1-8519).

(4)(c)(v)                  Investment Agreement dated as of July 21, 1999, among
                           Cincinnati Bell, Oak Hill Capital Partners L.P. and certain related parties of Oak Hill (Exhibit 4.9 to Form S-4 filed on September 13,1999, File No.
                           1-8519).

(4)(c)(vi)                 Indenture dated as of July 21, 1999 among Cincinnati
                           Bell Inc., and The Bank of New York, as Trustee
                           (Exhibit 4.10 to Form S-3 filed on November 10,
                           19999, File No. 1-8519).

(4)(c)(vii) No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item
                           601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request. (4)(b)(ii)
                           Amendment No. 1 to the Rights Agreement dated as of July 20, 1999, between the Company and The Fifth
                           Third Bank (Exhibit 1 to Amendment No. 1 of the
                           Company's Registration Statement on Form 8-A filed on
                           August 6, 1999).

(10)(i)(1)                 Credit Agreement dated as of November 9, 1999 among
                           Cincinnati Bell and IXCS as the Borrowers, Cincinnati
                           Bell as Parent Guarantor, the Initial Lenders,
                           Initial Issuing Banks and Swing Line Banks named herein, Bank of America, N.A., as Syndication Agent,
                           Citicorp USA, Inc., as Administrative Agent, Credit
                           Suisse First Boston and The Bank of New York, as
                           Co-Documentation Agents, PNC Bank, N.A., as Agent and
                           Salomon Smith Barney Inc. and Banc of America
                           Securities LLC, as Joint Lead Arrangers. (Exhibit
                           10.1 to Form 8-K, date of report November 12, 1999,
                           File No. 1-8519).

(10)(iii)(A)(1)*           Short Term Incentive Plan of Cincinnati Bell Inc., as
                           amended January 1, 1995. (Exhibit (10)(iii)(A)(1)(i)
                           to Form 10-K for 1995, File No. 1-8519).

(10)(iii)(A)(2)*           Cincinnati Bell Inc. Deferred Compensation Plan for
                           Outside Directors, as amended and restated effective
                           February 1, 1999. (Exhibit (10)(iii)(A)(2) to Form
                           10-K for 1998, File No. 1-8519).

(10)(iii)(A)(3)(i)*        Cincinnati Bell Inc. Pension Program, as amended
                           effective November 4, 1991. (Exhibit
                           (10)(iii)(A)(4)(ii) to Form 10-K for 1994, File No.
                           1-8519).

(10)(iii)(A)(3)(ii)*       Cincinnati Bell Pension Program, as amended and
                           restated effective March 3, 1997. (Exhibit
                           (10)(iii)(A)(3)(ii) to Form 10-K for 1997, File No.
                           1-8519).

(10)(iii)(A)(4)*           Employment Agreement dated January 1, 1999 between
                           the Company and Richard G. Ellenberger. (Exhibit
                           (10)(iii)(A)(9) to Form 10-K for 1998, File No.
                           1-8519).

(10)(iii)(A)(5)*           Employment Agreement effective January 1, 1999
                           between the Company and Kevin W. Mooney. (Exhibit
                           (10)(iii)(A)(ii) to Form 10-K for 1998, File No.
                           1-8519).

(10)(iii)(A)(6)*           Employment Agreement dated January 1, 1999 between
                           the Company and Thomas E. Taylor. (Exhibit
                           (10)(iii)(A)(12) to Form 10-K for 1998, File No.
                           1-8519).

(10)(iii)(A)(7)*           Employment Agreement effective April 9, 1999 between
                           the Company and Richard S. Pontin. (Exhibit
                           (10)(iii)(A)(1) to Form 10-Q for the quarter ended
                           June 30, 1999, File No. 1-8519).

(10)(iii)(A)(8)*+          Employment Agreement dated January 1, 1999 between
                           the Company and John F. Cassidy.

 (10)(iii)(A)(9)*          Cincinnati Bell Inc. Executive Deferred Compensation
                           Plan, as amended and restated effective October 25,
                           1998. (Exhibit (10)(iii)(A)(13) to Form 10-K for
                           1998, File No. 1-8519).

 (10)(iii)(A)(10)*         Cincinnati Bell Inc. 1997 Long Term Incentive Plan.
                           (Exhibit (10)(iii)(A)(14)(iii) to Form 10-K for 1997,
                           File No. 1-8519).




(10)(iii)(A)(11)*          Cincinnati Bell Inc. 1997 Stock Option Plan for
                           Non-Employee Directors, as revised and restated
                           effective February 1, 1999. (Exhibit (10)(iii)(A)(15)
                           to Form 10-K for 1998, File No. 1-8519).

(10)(iii)(A)(12)*          Cincinnati Bell Inc. 1989 Stock Option Plan. (Exhibit
                           (10)(iii)(A)(14) to Form 10-K for 1989, File No.
                           1-8519).

(12)+                      Computation of Ratio of Earnings to Combined Fixed
                           Charges and Preferred Dividends.

(21)+                      Subsidiaries of the Registrant.

(23)+                      Consent of Independent Accountants.

(24)+                      Powers of Attorney.

(27.1, 27.2, 27.3)         Financial Data Schedules.


+        Filed herewith.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

    The Company will furnish, without charge, to a security holder upon request, a copy of the Proxy Statement, portions of which are incorporated by reference, and will furnish any other exhibit at cost.

REPORTS ON FORM 8-K.

    Form 8-K, date of report October 13, 1999, reporting that certain sections of the Company's merger agreement with IXC Communications, Inc. had been amended in response to a decision of the Delaware Court of Chancery in the case of Phelps Dodge Corporation vs. Cyprus Amax Minerals Company. The Company's merger agreement with IXC Communications, Inc was previously filed in a Form 8-K, date of report July 23, 1999.

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

    Form 8-K, date of report December 30, 1999, setting forth certain historical financial statements of IXC Communications, Inc.

    Form 8-K, date of report December 30, 1999, setting forth certain proforma historical financial statements of the Company and IXC
Communications, Inc.

SCHEDULE II


                               BROADWING INC.
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           (MILLIONS OF DOLLARS)

                                                                          Additions
                                                                  --------------------------
                                                   Balance at                      Charged                        Balance
                                                   Beginning       Charged to      to Other                        At End
                                                   of Period        Expenses       Accounts       Deductions     of Period
------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year 1999                                            $12.0           $21.1         $51.6(a)        $31.1(b)        $53.6

Year 1998                                            $ 9.1           $18.1         $11.0(a)        $26.2(b)        $12.0

Year 1997                                            $ 6.1           $12.2         $ 5.5(a)        $14.7(b)        $ 9.1

RESERVES RELATED TO BUSINESS RESTRUCTURING

Year 1999                                            $  .5           $10.9         $33.9(c)        $15.1           $30.2

Year 1998                                            $ 5.3           $  --         $  --           $ 4.8           $  .5

Year 1997                                            $ 8.7           $  --         $  --           $ 3.4           $ 5.3
------------------------------------------------------------------------------------------------------------------------------

     (a) Primarily includes amounts previously written off which were credited directly to this account when recovered and an allocation of the purchase price for receivables purchased from Interexchange Carriers. In 1999, amounts include $45.3 million assumed on 11/9/99 as part of the Company's merger with IXC Communications, Inc. (IXC).

     (b)   Primarily includes amounts written off as uncollectible.

     (c)   Includes amounts assumed as part of the Company's merger with IXC.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CINCINNATI BELL INC.

March 17, 2000                         By /s/Kevin W. Mooney
                                       Kevin W. Mooney
                                       Chief Financial Officer

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


SIGNATURE                              TITLE                                                      DATE
---------                              -----                                                      ----

                                       Principal Executive Officer;
                                       President, Chief Executive
RICHARD G. ELLENBERGER*                Officer and Director
---------------------------------
Richard G. Ellenberger

                                       Principal Accounting and
                                       Financial Officer;
KEVIN W. MOONEY*                       Executive  Vice  President  and  Chief  Financial Officer
---------------------------------
Kevin W. Mooney

PHILLIP R. COX*                        Director
---------------------------------
Phillip R. Cox

J. TAYLOR CRANDALL*                    Director
---------------------------------
J. Taylor Crandall

WILLIAM A. FRIEDLANDER*                Director
---------------------------------
William A. Friedlander

KAREN M. HOGUET*                       Director
---------------------------------
Karen M. Hoguet

RICHARD D. IRWIN*                      Director
---------------------------------
Richard D. Irwin

JAMES D. KIGGEN*                       Chairman of the Board and Director
---------------------------------
James D. Kiggen

JOHN T. LAMACCHIA*                     Director
---------------------------------
John T. LaMacchia

DANIEL J. MEYER*                       Director
---------------------------------
Daniel J. Meyer

MARY D. NELSON*                        Director
---------------------------------
Mary D. Nelson

DAVID B. SHARROCK*                     Director
---------------------------------
David B. Sharrock

JOHN M. ZRNO*                          Director
---------------------------------
John M. Zrno

*By:   /s/ Kevin W. Mooney                                                                                         March 17, 2000
       Kevin W. Mooney
       as attorney-in-fact and on his behalf
       as Chief Financial Officer