Form 10-Q
period 2000-03-31
BROADWING INC
filed 2000-05-15
CIK 716133

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
           ---       OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                          Commission File Number 1-8519

                                 BROADWING INC.

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

         At April 30, 2000, 213,513,638 common shares were outstanding.

                                TABLE OF CONTENTS
                          PART I. Financial Information

Description                                                                                    Page
-----------                                                                                    ----
Item 1.    Financial Statements

           Condensed Consolidated Statements of Income, Comprehensive Income and
             Retained Earnings (Unaudited)
           Three Months Ended March 31, 2000 and 1999                                             3

           Condensed Consolidated Balance Sheets (Unaudited)
           March 31, 2000 and December 31, 1999                                                   4

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Three Months Ended March 31, 2000 and 1999                                             5

           Notes to Condensed Consolidated Financial Statements                                   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                                             13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                            23

                           PART II. Other Information


Description                                                                                    Page
-----------                                                                                    ----
Item 1.    Legal Proceedings                                                                     24

Item 2.    Changes in Securities and Use of Proceeds                                             24

Item 3.    Defaults Upon Senior Securities                                                       24

Item 4.    Submission of Matters to a Vote of Security Holders                                   24

Item 5.    Other Information                                                                     25

Item 6.    Exhibits and Reports on Form 8-K                                                      25

           Signature                                                                             26


Form 10-Q Part I                                                  Broadwing Inc.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
                                RETAINED EARNINGS
             (Millions of Dollars, Except Per Common Share Amounts)
                                   (Unaudited)

                                                                                                       Three Months
                                                                                                      Ended March 31,
                                                                                                    ----------------------
                                                                                                     2000            1999
                                                                                                    -------        -------
Revenues............................................................................
  Broadband.........................................................................                 $213.0         $ 17.2
  Local communications..............................................................                  192.8          179.1
  Wireless..........................................................................                   36.6           15.2
  Other communications..............................................................                   39.1           35.8
  Intersegment......................................................................                 (11.3)          (5.1)
                                                                                                    -------        -------
     Total Revenues ................................................................                  470.2          242.2

Costs and Expenses..................................................................
  Cost of providing services and products sold......................................                  226.2          107.9
  Selling, general and administrative...............................................                  158.9           56.7
  Depreciation and amortization.....................................................                  110.6           32.3
                                                                                                    -------        -------
    Total Costs and Expenses........................................................                  495.7          196.9
                                                                                                    -------        -------

Operating Income (Loss).............................................................                  (25.5)          45.3

Other Income........................................................................                    7.0            ---
Minority Interest Expense (Income)..................................................                   10.9          (2.3)
Equity Loss in Unconsolidated Entities..............................................                    2.0            ---
Interest Expense....................................................................                   36.4            8.7
                                                                                                    -------        -------
Income (Loss) Before Income Taxes...................................................                 (67.8)           38.9

Income Tax Provision (Benefit)......................................................                 (12.4)           14.2
                                                                                                    -------        -------
Net Income (Loss)...................................................................                 (55.4)           24.7

Dividends and Accretion Applicable to Preferred Stock...............................                    0.3              -
                                                                                                    -------        -------
Net Income (Loss) Applicable to Common Shareholders.................................                $(55.7)         $ 24.7
                                                                                                    =======        =======
Other Comprehensive Income (Loss), Net of Tax:
  Unrealized loss on investments....................................................                   16.3              -
                                                                                                    -------        -------
Comprehensive Income (Loss).........................................................                $(72.0)         $ 24.7
                                                                                                    =======        =======
Earnings (Loss) Per Common Share
  Basic ............................................................................                $ (.28)         $  .18
  Diluted ..........................................................................                $ (.28)         $  .18

Dividends Declared Per Common Share.................................................                $     -         $  .10

Average Common Shares Used for Earnings Per Share Calculations
  Basic.............................................................................                  202.3          136.4
  Diluted..........................................................................                   202.3          140.1

Retained Earnings ..................................................................
  Beginning of period ..............................................................                $    -          $    -
  Net income (loss).................................................................                 (55.7)           24.7
  Common share dividends declared...................................................                     -          (13.7)
  Other.............................................................................                     -              .2
                                                                                                    -------        -------
  End of period.....................................................................                $(55.7)         $ 11.2
                                                                                                    =======        =======
Accumulated Other Comprehensive Income (Loss)
  Beginning of period...............................................................                $ 166.9         $(6.7)
  Unrealized loss on investments....................................................                   16.3              -
                                                                                                    -------        -------
  End of period....................................................................                 $ 150.6         $(6.7)
                                                                                                    =======        =======

                       See Notes to Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Millions of Dollars, Except Per Share Amounts)

                                                                                                  (Unaudited)
                                                                                                   March 31,        December 31,
                                                                                                      2000              1999
                                                                                                 ------------      ------------
ASSETS
Current Assets
  Cash and cash equivalents.........................................................             $       19.7      $       80.0
  Receivables, less allowances of $54.5 and $53.6...................................                    250.5             231.0
  Material and supplies.............................................................                     31.7              30.3
  Deferred income tax benefits......................................................                     32.9              35.9
  Prepaid expenses and other current assets.........................................                     23.8              36.2
                                                                                                 ------------      ------------
          Total current assets......................................................                    358.6             413.4

Property, plant and equipment, net..................................................                  2,526.3           2,500.9
Goodwill and other intangibles, net.................................................                  2,637.3           2,679.9
Investments in other entities.......................................................                    866.3             843.3
Deferred charges and other assets...................................................                     72.9              71.1
                                                                                                 ------------      ------------
          Total Assets..............................................................             $    6,461.4      $    6,508.6
                                                                                                 ============      ============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREOWNERS' EQUITY
Current Liabilities
  Short-term debt...................................................................             $       10.5      $        9.2
  Accounts payable..................................................................                    162.5             230.5
  Current portion of unearned revenue and customer deposits.........................                     80.2              82.6
  Accrued taxes.....................................................................                      4.2              88.3
  Other current liabilities.........................................................                    163.8             157.5
                                                                                                 ------------      ------------
          Total current liabilities.................................................                    421.2             568.1

Long-term debt, less current portion................................................                  2,209.1           2,136.0
Unearned revenue, less current portion..............................................                    634.7             633.5
Deferred income taxes...............................................................                    264.1             221.8
Other long-term liabilities.........................................................                    155.2             153.8
                                                                                                 ------------      ------------

          Total liabilities.........................................................                  3,684.3           3,713.2
                                                                                                 ------------      ------------

Minority interest...................................................................                    425.9             434.0
7 1/4% Convertible Preferred Stock, redeemable, $.01 par value, 5,000,000 shares authorized, aggregate liquidation preference of $105.8, 1,058,380
    shares issued and outstanding at March 31, 2000 and December 31, 1999                               224.5             228.6

Commitments and Contingencies

Shareowners' Equity
  6 3/4% Cumulative Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 155,250 shares issued and outstanding at March 31,
    2000 and December 31, 1999......................................................                    129.4             129.4
  Common shares, $.01 par value; 480,000,000 shares authorized;
    211,493,352 and 208,678,058 shares issued at March 31, 2000
     and December 31, 1999..........................................................                      2.1               2.1
  Additional paid-in capital........................................................                  2,045.4           1,979.5
  Retained earnings (deficit).......................................................                    (55.7)              -
  Accumulated other comprehensive income ...........................................                    150.6             166.9
  Common stock in treasury, at cost: 7,805,800 shares issued and
    outstanding at March 31, 2000 and December 31, 1999.............................                   (145.1)           (145.1)
                                                                                                 -------------     ------------

          Total shareowners' equity.................................................                  2,126.7           2,132.8
                                                                                                 -------------     ------------

Total Liabilities, Redeemable Preferred Stock and Shareowners' Equity...............             $    6,461.4      $    6,508.6
                                                                                                 =============     ============

                       See Notes to Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                                                               Three Months
                                                                                                              Ended March 31,
                                                                                                           -------------------
                                                                                                           2000           1999
                                                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................................................................       $  (55.7)     $  24.7

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization.................................................................          110.6         32.3
   Provision for loss on receivables.............................................................           11.3          3.7
   Non-cash interest expense.....................................................................            8.5          --
   Realized gain from the sale of marketable securities..........................................           (7.3)         --
   Other, net....................................................................................            3.4         (2.3)

Changes in assets and liabilities:
   Increase in receivables.......................................................................          (30.1)        (1.1)
   Decrease (increase) in other current assets...................................................            (.1)         4.8
   Decrease in accounts payable..................................................................          (38.4)       (16.5)
   Increase (decrease) in other current liabilities..............................................          (53.2)         5.0
   Decrease in unearned revenues.................................................................           (1.2)         --
   Increase (decrease) in deferred income taxes and unamortized investment tax credits...........           50.5           .1
   Decrease (increase) in other assets and liabilities-net.......................................            6.5        (10.0)
                                                                                                        --------     ---------

     Net cash provided by operating activities...................................................            4.8         40.7
                                                                                                        ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures..........................................................................         (153.9)       (37.1)
   Proceeds from sale of marketable securities and ownership interest in joint venture...........           15.7          --
   Purchase of equity securities.................................................................          (16.0)         --
   Other investing activities, net...............................................................             .5          --
                                                                                                        ---------    --------

   Net cash used in investing activities.........................................................         (153.7)       (37.1)
                                                                                                        ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in short-term debt...............................................................            1.4          4.1
   Borrowings of long-term debt..................................................................          470.4          --
   Repayment of long-term debt...................................................................         (404.1)         (.3)
   Issuance of common shares.....................................................................           37.8          3.9
   Minority interest dividends paid..............................................................          (12.4)         --
   Cash dividends paid...........................................................................           (4.5)       (13.7)
                                                                                                        --------     ---------

     Net cash provided by (used in) financing activities.........................................           88.6         (6.0)
                                                                                                        --------     ---------

Net decrease in cash and cash equivalents........................................................          (60.3)        (2.4)

Cash and cash equivalents at beginning of period.................................................           80.0         10.1
                                                                                                        --------     --------

Cash and cash equivalents at end of period.......................................................       $   19.7      $   7.7
                                                                                                        ========     ========

Cash paid for:

  Interest (net of amount capitalized)...........................................................       $   41.3      $   3.6
                                                                                                        ========     ========
  Income taxes (net of refunds)..................................................................       $    --       $   6.4
                                                                                                        ========     ========
Non-cash Investing and Financing Activities:
   Accretion of preferred stock..................................................................       $    4.2      $   --
                                                                                                        ========     ========
Fiber barter agreements..........................................................................       $    4.8      $   --
                                                                                                        ========     ========

                       See Notes to Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Broadwing Inc. and its wholly owned subsidiaries (the Company). The Company is a diversified telecommunications company with principal businesses in four industry segments; Broadband, Local Communications, Wireless and Other Communications.

         The Broadband segment utilizes its advanced fiber-optic network to provide broadband transport (previously referred to as "private line"), data transport, Internet services, switched access, network integration and consulting, and other services. This segment also leases network capacity in the form of indefeasable right-to-use agreements ("IRUs"). These services are offered nationally through the Company's new Broadwing Communications, Inc. subsidiary.

         The Local Communications segment provides local service, network access (including high-speed data transport), long distance, data and Internet, ADSL transport, as well as sales of communications equipment to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. Services are marketed and delivered via the Company's Cincinnati Bell Telephone (CBT) subsidiary.

         The Wireless segment includes the Company's Cincinnati Bell Wireless subsidiary, an 80%-owned venture with AT&T Wireless PCS, Inc. ("AT&T PCS"), which provides advanced digital personal communications to customers in its Greater Cincinnati and Dayton, Ohio operating areas. Services are provided over the Company's regional, and AT&T PCS' national, networks.

         The Other Communications Services segment comprises the operations of the Company's Cincinnati Bell Directory (CBD), Cincinnati Bell Long Distance (doing business as Cincinnati Bell Any Distance, or CBAD), Cincinnati Bell Supply (CBS) and ZoomTown.com subsidiaries, as well as its public payphone operations. CBD publishes Yellow Page directories and sells directory advertising and informational services to customers primarily in its Local Communications' segment service area. CBAD resells voice long distance service primarily to small and medium-sized residence and business customers in the same Local Communications segment service area. CBS resells telecommunications and computer equipment in the secondary market. ZoomTown.com provides Web hosting and other Internet-based products and services. The Company is currently evaluating plans to sell, or exit, the CBS business because it does not fit with the Company's long-term strategic plan.

         The consolidated financial statements of Broadwing Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Notes 2, 3 and 5. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The December 31, 1999 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

(2)      ACQUISITIONS -

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

         The cost of the Merger has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values at the acquisition date and is subject to adjustment as the assumptions relating to the asset and liability valuations are finalized. In addition, the allocation may be impacted by changes in pre-acquisition contingencies identified during the allocation period by the Company relating to certain environmental, litigation, and other matters. As a result, amounts preliminarily allocated to goodwill were decreased by approximately $20.7 million during the first quarter of 2000.

         The amount allocated to goodwill represents the excess of price paid over the fair value of assets realized and liabilities assumed in the Merger. These amounts are being amortized to expense over a 30-year period.

         The following summarized unaudited pro forma financial information assumes the Merger occurred at the beginning of each year:


Millions of dollars (except per share amounts)             Three months ended March 31         2000             1999
--------------------------------------------------------------------------------------------------------------------
Revenues                                                                                     $470.2           $403.6
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)                      $ 85.1           $ 82.3
Net Loss Applicable to Common Shareholders                                                   $(55.7)          $(57.0)
Loss per common share (basic and diluted)                                                    $ (.28)          $ (.28)

       The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger occurred on January 1, 1999.

(3)  RESTRUCTURING AND OTHER CHARGES

       1999 Restructuring Plan

       In December 1999, the Company initiated a restructuring plan to integrate the operations of the Company and Broadwing Communications, improve service delivery, and reduce the Company's expense structure. Total restructuring costs and impairments of $18.6 million were recorded in 1999 and consisted of $7.7 million related to Broadwing Communications (recorded as a component of the purchase price allocation) and $10.9 million related to the Company (recorded as a cost of operations). The $10.9 million related to the Company consisted of restructuring and other liabilities in the amount of $9.5 million and related asset impairments in the amount of $1.4 million. The restructuring costs accrued in 1999 included the costs of involuntary employee separation benefits (including severance, medical and other benefits) related to 347 employees which primarily affect customer support, infrastructure and the Company's long distance operations. As of March 31, 2000, approximately 41% of the employee separations had been completed. The restructuring plans also included costs associated with closing a number of technical and customer support facilities, decommissioning certain switching equipment, and terminating contracts with vendors. The following table illustrates activity in this reserve since December 31, 1999:

                                                                 Balance                                    Balance
       Type of costs (in millions):                         December 31, 1999        Expenditures        March 31, 2000
       ----------------------------                         -----------------        ------------        --------------
         Employee separations                                      $    8.2             $    (3.4)          $     4.8
         Facility closure costs                                         4.4                  (1.8)                2.6
         Relocation                                                      .2                   --                   .2
         Other exit costs                                               4.4                   (.2)                4.2
                                                                   --------             ----------          ---------

         Total                                                     $  17.2              $    (5.4)          $    11.8
                                                                   =======              ==========          =========

         In total, the Company expects these restructuring plans to result in cash outlays of $14.8 million and non-cash items of $3.8 million. Management believes that the remaining balance of $ 11.8 million at March 31, 2000 is adequate to complete the restructuring plan and that most of the related actions will be completed by December 31, 2000.

(4)      DEBT - The Company's indebtedness consists of the following:

              Millions of dollars                                   March 31, 2000           December 31, 1999
              ------------------------------------------------------------------------------------------------
              Short-Term Debt:
                    Current maturities of long-term debt                $       10.5               $       9.2
                                                                        ------------               -----------
                    Total short-term debt                               $       10.5               $       9.2
                                                                        ============               ===========

              Long-Term Debt:
                    Bank notes                                          $   1,205.0                $     755.0
                    9.0% Senior subordinated notes                             46.0                      450.0
                    6 3/4% Convertible subordinated debentures                418.9                      412.0
                    Various CBT notes                                         290.0                      290.0
                    7 1/4% Senior subordinated notes                           50.0                       50.0
                    PSINet forward sale                                       153.2                      133.9
                    Capital lease obligations                                  38.4                       37.0
                    Other                                                       7.6                        8.1
                                                                        -----------                -----------

              Total long-term debt                                      $   2,209.1                $   2,136.0
                                                                        ===========                ===========

         9% Senior Subordinated Notes

         In 1998, IXC issued $450 million of 9% senior subordinated notes due 2008 ("the 9% Notes"). In January 2000, $404 million of these 9% Notes were redeemed through a tender offer as a result of the change of control terms of the bond indenture. As a result, the $4.4 million premium paid upon redemption, net of taxes, was recorded as a component of the purchase price allocation during the first quarter of 2000.

         The 9% Notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness and other liabilities of the Company's subsidiaries. The indenture related to the 9% Notes requires the Company to comply with various financial and other covenants and may restrict the Company from incurring certain additional indebtedness.

         6 3/4% Convertible Subordinated Debentures

         In July 1999, the Company issued $400 million of 10-year, convertible subordinated debentures to Oak Hill Capital Partners, L.P. These notes are convertible into common stock of the Company at a price of $29.89 per common share at the option of the holder. For as long as this debt is outstanding, these notes bear a coupon rate of 6.75% per annum, with the associated interest expense being added to the debt principal amount. Through March 31, 2000, the Company has recorded $18.9 million in interest expense and has adjusted the carrying amount of the debt accordingly.

         PSINet Forward Sale

         The Company's investment in PSINet consists of 20.5 million shares after adjusting for their February 2000 two-for-one stock split. In June and July 1999, Broadwing Communications received approximately $111.8 million representing amounts from a financial institution in connection with two prepaid forward sale contracts on six million shares of the PSINet common stock. This amount is accounted for as notes payable and is collateralized by six million shares of PSINet common stock owned by the Company. Each forward-sale obligation for three million shares of PSINet stock may be settled at future dates for a maximum amount of three million shares of PSINet stock, or at the Company's option, the equivalent value in cash.

         Bank Notes

         In November 1999, the Company obtained a $1.8 billion credit facility from a group of 24 lending institutions that was amended to $2.1 billion in January 2000. The credit facility consists of $900 million in revolving credit and $750 million in term loans from banking institutions and $450 million in term loans from non-banking institutions. At March 31, 2000, the Company had drawn approximately $1,205 million from the credit facility in order to refinance its existing debt and debt assumed as part of the Merger, as well as additional financing needs since the Merger. Accordingly, the Company has approximately $900 million in additional borrowing capacity under this facility as of the date of this report. This facility's financial covenants require that the Company maintain certain debt to EBITDA ratios, debt to capitalization ratios, fixed to floating rate debt ratios and interest coverage ratios. This facility also contains covenants which, among other things, may restrict the Company's ability to incur additional debt, pay dividends, repurchase Company common stock, sell assets or merge with another company.

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

(5)      REDEMPTION AND CONVERSION OF 7 1/4% JUNIOR CONVERTIBLE PREFERRED STOCK

         In connection with the Merger, the Company issued shares of 7 1/4% junior convertible preferred stock due 2007 in exchange for similar preferred shares of IXC. Pursuant to the Company's March 21, 2000 redemption offer, approximately 1.1 million of these preferred shares were converted into common shares at a rate of 8.945 common shares for each preferred share, creating approximately 9.5 million additional common shares at April 26, 2000. Approximately 100 shares were redeemed for cash to complete the Company's obligations related to this preferred stock.

(6) EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share is based upon the average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that would occur if common stock equivalents were exercised. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income
         (loss):

         Share and dollars in millions                                              March 31,             March 31,
         (except per share amounts)               Three months ended                  2000                  1999
         -------------------------------------------------------------------------------------------------------------
         Numerator:
              Net Income (loss)                                                     $ (55.4)              $   24.7
              Dividends and accretion applicable to preferred stock                     (.3)                   ---
                                                                                    --------              --------
              Numerator for basic earnings per common share and
              earnings per common share assuming dilution -
              income applicable to common shareowners                               $ (55.7)              $   24.7
                                                                                    ========              ========
         Denominator:
              Denominator for basic earnings per common
              share - weighted average common shares                                  202.3                  136.4

         Potential Dilution:
              Stock options                                                            ---                     2.9
              Stock based compensation arrangements                                    ---                      .8
                                                                                    --------              --------
              Denominator for diluted earnings per common share                       202.3                  140.1
                                                                                    ========              ========

         Basic earnings (loss) per common share                                     $  (.28)              $    .18
                                                                                    ========              ========

         Earnings (loss) per common share assuming dilution                         $  (.28)              $    .18
                                                                                    ========              ========

         Options to purchase approximately 2.3 million weighted average shares of common stock at an average of $35.64 per share were outstanding during the three months ended March 31, 2000, but were not included in the computation of diluted EPS because they were anti-dilutive. The 6 3/4% convertible subordinated debentures and 7 1/4% convertible preferred stock were excluded from the diluted EPS calculation because they are anti-dilutive. The inclusion of the convertible debentures and preferred stocks would have added 13.8 million and 9.5 million shares, respectively, to the denominator of the EPS calculation at March 31, 2000.

         On April 6, 2000, the Company converted approximately 1.1 million shares of the aforementioned 7 1/4% convertible preferred stock into approximately 9.5 million shares of its common stock. Accordingly, these 9.5 million shares will be added to the denominator of the EPS calculation during the second quarter of 2000.

(7) BUSINESS SEGMENT INFORMATION - Effective January 1, 2000, the Company changed its definition and composition of strategic operating segments and the related reporting framework. The operating segment changes are described below:

              BROADBAND SERVICES
              Includes Broadwing Communications, Broadwing IT Consulting (formerly EnterpriseWise IT Consulting) and amounts associated with an agreement between the Company and Cincinnati Bell Long Distance (CBLD) to service the customers of CBLD outside the Cincinati, Ohio area. IT Consulting and the CBLD service agreement amounts were previously in Other Communications Services.

              LOCAL COMMUNICATIONS SERVICES
              Includes Cincinnati Bell Telephone. The Company's public payphone business has moved to Other Communications Services. Also, ZoomTown.com's content and web hosting business has moved to Other Communications Services. ADSL transport continues to be included in Cincinnati Bell Telephone's results.

              WIRELESS SERVICES
              Includes Cincinnati Bell Wireless and is unchanged.

              OTHER COMMUNICATIONS SERVICES
              Includes Cincinnati Bell Supply, Cincinnati Bell Directory, Cincinnati Bell Any Distance (including the portion of the former CBLD that provided voice services to the Cincinnati market), ZoomTown.com and the public payphone business. Cincinnati Bell Directory was formerly the Directory Services segment. Both ZoomTown.com and the public payphone business were previously in Local Communications Services.

         Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets used in the operations of the segment.

The Company's business segment information is as follows:

                                                                                  Three Months
         Millions of Dollars                                                      Ended March 31,
         -------------------                                             ----------------------------
                                                                           2000                1999
                                                                         --------            --------
         REVENUES
              Broadband                                                  $   213.0           $   17.2
              Local Communications                                           192.8              179.1
              Wireless                                                        36.6               15.2
              Other Communications                                            39.1               35.8
              Intersegment                                                   (11.3)              (5.1)
                                                                         ---------           --------
                                                                         $   470.2           $  242.2
                                                                         =========           ========
         INTERSEGMENT REVENUES
              Broadband                                                  $      .4           $    --
              Local Communications                                              .8                1.5
              Wireless                                                          .4                 .2
              Other Communications                                             9.7                3.4
                                                                         ---------           --------
                                                                         $    11.3           $    5.1
                                                                         =========           ========



         EBITDA
              Broadband                                                  $    (2.2)          $    1.5
              Local Communications                                            90.5               73.7
              Wireless                                                         1.6               (6.1)
              Other Communications                                            (4.4)               7.7
              Corporate and Eliminations                                       (.4)                .8
                                                                         ----------          --------
                                                                         $    85.1           $   77.6
                                                                         =========           ========
         ASSETS
              Broadband                                                  $ 5,152.9           $    8.0
              Local Communications                                           779.0              762.4
              Wireless                                                       280.3              221.4
              Other Communications                                            79.1               64.7
              Corporate and Eliminations                                     170.1               16.6
                                                                         ---------           --------
                                                                         $ 6,461.4           $1,073.1
                                                                         =========           ========
         CAPITAL ADDITIONS (excluding Acqusitions)
              Broadband                                                  $    91.7           $     .3
              Local Communications                                            43.9               28.1
              Wireless                                                        18.0                6.7
              Other Communications                                              .3                2.0
              Corporate and Eliminations                                        --                 --
                                                                         ---------           --------
                                                                         $   153.9           $   37.1
                                                                         =========           ========
         DEPRECIATION AND AMORTIZATION
              Broadband                                                  $    74.8           $    1.3
              Local Communications                                            29.4               27.4
              Wireless                                                         4.5                3.3
              Other Communications                                             1.9                 .3
              Corporate and Eliminations                                        --                 --
                                                                         ---------           --------
                                                                         $   110.6           $   32.3
                                                                         =========           ========

(8) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:

                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                  ---------------------
         Millions of Dollars                                                        2000          1999
         -------------------                                                      --------      -------
         Revenues.......................................................          $ 192.8       $ 181.6

         Costs and Expenses.............................................            131.7         135.7
                                                                                  -------       -------

         Operating Income...............................................          $  61.1       $  45.9
                                                                                  =======       =======

         Net Income.....................................................          $  35.8       $  26.6
                                                                                  =======       =======

         Results for the three months ended March 31, 1999 include $2.4 million of Year 2000 programming costs which decreased net income by $1.6 million for the three months ended March 31, 1999.

                                                                                          March 31,       December 31,
         Millions of Dollars                                                                2000            1999
         -------------------                                                             ----------       ------------
         Current Assets............................................................      $    137.8       $    148.5
         Telephone Plant-Net.......................................................           617.0            606.9
         Other Noncurrent Assets...................................................            24.2             26.0
                                                                                         ----------       ----------

         Total Assets..............................................................      $    779.0        $   781.4
                                                                                         ==========        =========

         Current Liabilities.......................................................      $    151.0       $    161.6
         Noncurrent Liabilities....................................................            50.0             45.1
         Long-Term Debt............................................................           323.4            322.0
         Shareowner's Equity.......................................................           254.6            252.7
                                                                                         ----------       ----------

         Total Liabilities and Shareowner's Equity.................................      $    779.0      $     781.4
                                                                                         ==========      ===========

(9) CONTINGENCIES - In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

         The Company, as well as certain former members of IXC's board of directors, has been named as a defendant in five stockholder class action suits filed in the Delaware Court of Chancery (the Court). These suits were filed in July 1999 and pertain to the Company's recently completed merger with IXC. The complaints allege, among other things, that the defendants breached their fiduciary duties to IXC's former stockholders by failing to maximize stockholder value in connection with entering into the merger agreement and sought a court order enjoining completion of the Merger. In an October 27, 1999 ruling, the Court denied plaintiffs' request for a preliminary injunction. The Merger has since closed and management believes that the performance of the Company's share price has rendered plaintiffs' arguments moot. While these suits currently remain outstanding and subject to further litigation, the Company does not believe any of plaintiffs' arguments have merit. The Company is in the process of negotiating a possible settlement.

         A total of twenty-six Equal Employment Opportunity Commission ("EEOC") charges were filed beginning in September 1999 by Broadwing Telecommunications Inc. employees located in the Houston office (formerly Coastal Telephone, acquired by IXC in May 1999) alleging sexual harassment, race discrimination and retaliation. The Company is continuing its investigation of these charges and is cooperating with the EEOC. The Company and the various complainants are currently engaged in a voluntary mediation proceeding to attempt to resolve this matter.

         In the course of closing the Company's recently completed merger with IXC, the Company became aware of IXC's possible non-compliance with certain requirements under state and federal environmental laws. Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of the IXC facilities and operations and, by letter dated November 9, 1999, disclosed potential non-compliance at the IXC facilities to the U.S. Environmental Protection Agency ("EPA") under the Agency's Self-Policing Policy. The Company made similar voluntary disclosures to various state authorities. By letter dated January 19, 2000, the EPA determined that IXC appears to have satisfied the "prompt disclosure" requirement of the Self-Policing Policy, and established a deadline of May 1, 2000 for the Company to complete its environmental audit of all IXC facilities and report any violations to the Agency. This deadline has since been extended to June 15, 2000 and the Company is currently in the process of completing the audit and implementing the steps necessary to correct violations discovered in the course of the audit. The Company intends to complete its environmental audit of these facilities within the time frame established by U.S. EPA and undertake corrective actions necessary to promptly achieve compliance.

         The Company believes that the resolution of such matters for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition.

(10) RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that a derivative instrument may need to be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 has been subsequently amended through the release of SFAS 137, which provides for a deferral of the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. As a result, implementation of SFAS 133 is not mandatory for the Company until January 1, 2001. Management is currently assessing the impact of SFAS 133 on the Company's results of operations, cash flows and financial position.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". In SAB 101 (which will be effective for and applicable to the Company's operating results in the second quarter of 2000), the SEC Staff expressed its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to the Company. The Company is currently evaluating SAB 101 to determine its impact on the financial statements.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, and those discussed in the Form 10-K for the year ended December 31, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and segment data. Results for interim periods may not be indicative of the results for the full years.

On November 9, 1999, the Company completed its merger with IXC Communications, Inc. ("the Merger") and formed the basis for its Broadwing Communications Inc. subsidiary. The Merger was accounted for as a purchase and, accordingly, the operating results of Broadwing Communications have been included in the Company's financial statements since the Merger date. Because the Merger did not take place until November 9, 1999, comparisons of current quarter results with that of the prior year may not yield meaningful results in the absence of additional pro forma information. With regard to consolidated results and those of the Broadband segment, the Company has provided pro forma information (assuming the Merger occurred at the beginning of each year) to aid in the reader's understanding of the financial results presented in this Form 10-Q. In these instances, financial results and management's discussion thereof will be labeled as "pro forma". The following table summarizes the Company's reported and pro forma financial results for the quarterly periods ending March 31, 2000 and 1999:


                                                               AS REPORTED                           PRO FORMA
                                                              Three Months                          Three Months
                                                             Ended March 31,                       Ended March 31,
                                                      ----------------------------           ---------------------------
($ Millions)                                            2000      1999      Change     %      2000       1999     Change     %
                                                      --------  --------    ------     -     ------    --------   ------     -
Revenues:
    Broadband                                        $ 213.0    $  17.2    $ 195.8    --     $ 213.0    $ 178.5   $ 34.5    19
    Local communications                               192.8      179.1       13.7     8       192.8      179.1     13.7     8
    Wireless                                            36.6       15.2       21.4   141        36.6       15.2     21.4   141
    Other communications                                39.1       35.8        3.3     9        39.1       35.8      3.3     9
    Intersegment                                       (11.3)      (5.1)      (6.2)  122       (11.3)      (5.0)    (6.3)  126
                                                       -----       ----       ----             -----       ----     ----
    Total                                              470.2      242.2      228.0    94       470.2      403.6     66.6    17

Costs and expenses:
    Cost of providing services and products sold       226.2      107.9      118.3   110       226.2      212.8     13.4     6
    Selling, general and administrative                158.9       56.7      102.2   180       158.9      108.5     50.4    47
                                                       -----       ----       ----             -----       ----     ----
    Total                                              385.1      164.6      220.5   134       385.1      321.3     63.8    20

EBITDA                                                  85.1       77.6        7.5    10        85.1       82.3      2.8     3
Depreciation and Amortization                          110.6       32.3       78.3   242       110.6       89.3     21.3    24
                                                       -----       ----       ----             -----       ----     ----
Operating Income (Loss)                                (25.5)      45.3      (70.8)   --       (25.5)      (7.0)   (18.5)   --
Other Income, Net                                        7.0       --          7.0    --         7.0        5.8      1.2    21
Equity Loss in Unconsolidated Entities                   2.0       --          2.0    --         2.0        2.9     (0.9)  (31)
Minority Interest Expense (Income)                      10.9       (2.3)      13.2    --        10.9        9.4      1.5    16
Interest Expense                                        36.4        8.7       27.7   318        36.4       26.4     10.0    38
                                                       -----       ----       ----             -----       ----     ----

Income (Loss) Before Income Taxes                      (67.8)      38.9     (106.7)   --       (67.8)     (39.9)   (27.9)   --
Income Tax Provision (Benefit)                         (12.4)      14.2      (26.6)   --       (12.4)      15.5    (27.9)   --
                                                       -----       ----       ----             -----       ----     ----
Net Income (Loss)                                      (55.4)      24.7      (80.1)   --       (55.4)     (55.4)    --      --
Dividends and Accretion Applicable
  to Preferred Stock                                     0.3       --          0.3    --         0.3        1.6     (1.3)   --
                                                       -----       ----       ----             -----       ----     ----
Net Income (Loss) Attributable to
  Common Shareowners                                 $ (55.7)   $  24.7    $ (80.4)   --     $ (55.7)   $ (57.0)  $ (1.3)   --
                                                       =====       ====       ====             =====       ====     ====

Income (Loss) per Common Share
   (Basic and Diluted)                               $ (0.28)   $   .18    $  (.46)   --     $ (0.28)   $ (0.28)  $   --    --
                                                       =====       ====       ====             =====       ====     ====

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW

The discussion and analysis of the Company's Consolidated and Broadband operating results are presented on both a pro forma and as reported basis. All other operating segments are presented on an as reported basis since they were not affected by the Merger.

Revenues of $470 million were $67 million higher than in the first quarter of 1999, owing largely to the growth of the Broadband, Wireless and Local Communications segments. The Broadband segment, encompassing the operations of the Company's new Broadwing Communications Inc. subsidiary, produced more than half of the increase, or $35 million, as a result of growth in broadband transport, data and Internet and network integration and consulting revenues. Revenues from the Wireless segment increased 141%, or $21 million, and were the result of growth in subscribership. The Local Communications segment provided nearly $14 million in additional revenues, representing an 8% increase that came largely from data and broadband transport and value-added services. The Other Communications segment provided a $3 million increase, with growth coming from the new residential long distance offering at Cincinnati Bell Any Distance
(CBAD), directory advertising and equipment sales.

Costs and expenses of $385 million (less depreciation and amortization) were $64 million higher than in the first quarter of 1999, of which $23 million was due to advertising to launch the new brand and new products and services. An additional $14 million in costs and expenses resulted from the growth of the Wireless segment. Costs of providing services and products sold was $226 million, a $13 million increase, nearly all of which was attributable to maintenance of the fiber-optic network and revenue growth within the Broadband segment. Selling, general and administrative (SG&A) expenses of $159 million increased $50 million over the prior year as a result of heavy spending on the Company's advertising campaigns mentioned above and an increased sales force to support existing and new products and services.

Earnings before interest, taxes, depreciation and amortization (EBITDA) of $85 million represented a modest improvement over the prior year. Significant EBITDA improvements by the Local Communications and Wireless segments were somewhat offset by the declining EBITDA of the Other Communications segment and a small EBITDA loss for the Broadband segment. The declining EBITDA of the Broadband and Other Communications segments are largely attributable to advertising expenditures of $17 million to launch the Company's nationwide presence and $6 million related to its Any Distance long-distance offer. The Company anticipates an improvement in EBITDA as the focus of these advertising efforts shift from general informational advertising to a more product-oriented approach.

Depreciation and amortization expenses increased $21 million for the first three months of 2000, $16 million of which was the result of the continued construction of the fiber-optic network. Higher depreciation and amortization expenses were also incurred by the Local Communications and Wireless segments as each continues to add to its respective network infrastructure.

An operating loss of $26 million represented a $19 million decline in comparison to the prior year quarter, with decreases by the Broadband and Other Communications segments being slightly offset by the improvements of the Local Communications and Wireless segments.

Minority interest expense of $11 million represented a $2 million increase versus the prior year quarter. This was the result of AT&T PCS' 19.9% minority interest in the operating loss of the Company's wireless business (an income item to the Company) being slightly less than in the prior year quarter, and higher dividends and accretion on the 12 1/2% preferred stock of Broadwing Communications (an expense item).

Interest expense increased $10 million due to higher average debt levels necessary to fund continued construction of the fiber-optic network (see further discussion of indebtedness under "Financial Condition" and in the Notes to Financial Statements).

The Company realized a gain of $7 million on the sale of approximately 100,000 shares of the common stock of an investee that the Company classifies as an "available for sale" security under SFAS 115.

The Company had a $2 million loss resulting from an equity investee accounted for under the equity method.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income taxes decreased $28 million as a function of lower pre-tax income, somewhat offset by the effect of certain non-deductible expenses such as goodwill amortization and minority interest dividends. The Company's previous effective tax rate of approximately 35% will not be sustainable to future periods due to significant levels of non-deductible expense such as goodwill amortization and minority interest dividends.

The Company reported a net loss of $55 million during the first quarter, equal to the amount reported in the prior year. The net loss applicable to common shareholders and loss per common share was $56 million or $.28 per common share, respectively, and virtually equal to the $57 million and $.28 reported in the prior year quarter.

CONSOLIDATED OVERVIEW ON AN AS REPORTED BASIS:

Revenues of $470 million were $228 million higher than in the first quarter of 1999, owing largely to acquisitions and growth of the company's wireless business. Costs and expenses of $385 million (less depreciation and amortization) were $221 million higher than in the first quarter of 1999, nearly 90% of which (or $199 million) was attributable to the operations of the recently acquired Broadband segment. Increases in addition to the Merger are explained in the pro forma results above.

Earnings before interest, taxes, depreciation and amortization (EBITDA) of $85 million represented a 10% improvement over the prior year. Significant EBITDA improvements by the Local Communications and Wireless segments were somewhat offset by the declining EBITDA of the Other Communications segment and the inclusion of the Broadband segment for the first full quarter. EBITDA margin experienced a significant decline, decreasing to 18% in the current quarter due to higher maintenance to support the fiber-optic network and to introduce the Company's new brand name, nationwide presence and new products and services. The Company anticipates an improvement in EBITDA as the focus of its advertising effort shifts from general informational advertising to a more product-oriented approach.

The Company reported a net loss of $55 million during the first quarter, an $80 million decline versus the prior year. The net loss applicable to common shareholders was $56 million in the first quarter, or a $.28 loss per common share. In the prior year quarter, net income applicable to common shareholders and basic and diluted earnings per common share was $25 million and $.18 respectively.

BROADBAND ON A PRO FORMA BASIS


                                                              As Reported                          Pro Forma
                                                              -----------                          ---------
                                                              Three Months                         Three Months
                                                             Ended March 31,                     Ended  March 31,
                                                     ---------------------------          --------------------------------
($ Millions)                                         2000     1999    Change   %          2000      1999      Change     %
                                                     ----     ----    ------   -          ----      ----      ------     -
Revenues:
    Broadband transport                            $   91.3  $ ---    $  91.3  n/m        $  91.3   $  70.9   $ 20.4    29
    Switched services                                 103.1    15.1      88.0  n/m          103.1      92.8     10.3    11
    Data and Internet                                   9.6    ---        9.6  n/m            9.6       5.2      4.4    85
    Other                                               9.0     2.1       6.9  n/m            9.0       9.6     (0.6)   (6)
                                                   --------  ------   -------             -------   -------   ------
    Total                                             213.0    17.2     195.8  n/m          213.0     178.5     34.5    19

Costs and expenses:
    Cost of providing services and products sold      126.2    10.0     116.2  n/m          126.2     114.8     11.4    10
    Selling, general and administrative                89.0     5.7      83.3  n/m           89.0      57.4     31.6    55
                                                   --------  ------   -------             -------   -------   ------
    Total                                             215.2    15.7     199.5  n/m          215.2     172.2     43.0    25

EBITDA                                             $   (2.2) $  1.5   $  (3.7) n/m        $  (2.2)      6.3     (8.5) (135)

The Broadband segment comprises the operations of the Company's Broadwing Communications Inc. subsidiary, a leading provider of telecommunications transmission and switched long-distance services with a coast-to-coast fiber optic network containing approximately 16,000 fiber route miles at March 31, 2000. The Company utilizes its advanced fiber-optic national network to provide data and voice services through its network, using both wholesale and retail channels. Broadband transport services are comprised of the lease of dedicated circuits that customers use to transmit voice and data traffic, indefeasible right-to-use ("IRU") agreements and network construction services.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Switched services represents the transmission of long-distance switched traffic to resellers and retail business customers through the Company's switches. Data/Internet services include providing frame relay and ATM-based data services, Web hosting and collocation. Other is comprised of Network integration and consulting services along with the sale of the related equipment and, in 1999, revenues from the Company's now completed Vyvx project.

Revenues increased $35 million, or 19%. The increase was due to a $24 million improvement in data services (which includes Broadband transport, Data and Internet and Other), and a $10 million increase in switched services. Broadband transport improvement was mainly comprised of increases in circuit-lease revenue and IRU revenue. Switched service revenue grew 11% year over year to $103 million. Increases in the switched services revenues, including the traffic associated with the May 10, 1999 acquisition of Coastal Telcom Limited Company and other related companies under common control ("Coastal"), were partially offset by the decrease in the wholesale portion of switched services revenues as a result of the decision to de-emphasize this business. At March 31, 2000, wholesale revenues are now less than 40% of the switched services, whereas they comprised more than 50% a year ago. Data and Internet, while only a small percentage of total revenues today, grew 86%. Other revenues grew more than 300% due to network integration and consulting sales, but this was offset by the completion of the Vyvx project which provided $7 million of revenues in 1999.

Cost of services primarily reflects access charges paid to LECs, transmission lease payments to other carriers and employee and hardware costs in the data-consulting arena. The increase was driven by revenue growth, and was held to a minimum as much of the year-over-year increase in data revenue and voice traffic was carried on the Company's network. The gross profit margin increased from 36% to 41% in the first quarter of 2000 versus the prior year. Going forward, cost of service expense is expected to continue to grow with revenue, but decline as a percentage of revenue as more of the traffic is carried on the Company's network.

Selling, general and administrative costs for the quarter increased $32 million, or 55%. Advertising increased $17 million over the first quarter of 1999 due to the national advertising campaign to launch the "Broadwing" brand. The remainder of the increase was primarily salary-related costs as the Company added approximately 600 employees from March 1999 to March 2000 mainly due to the inclusion of the Coastal and the expansion of the retail and IT consulting businesses. Selling, general and administrative expenses are expected to decline due to the completion of the initial branding campaign.

An EBITDA loss of $2 million was $9 million less than in the prior year and is the result of the items discussed above.

BROADBAND ON AN AS REPORTED BASIS:

Revenues increased $196 million to $213 million in current quarter due to increases in all categories resulting from the Merger. Additional growth came from network integration and consulting revenues provided by the IT Consulting subsidiary.

Cost of providing services and products sold increased $116 million due to the Merger and growth in the IT Consulting business. SG&A expenses increased for the same reasons as well as the increased advertising, resulting in an $83 million increase.

An EBITDA loss of $2 million is $4 million less than in the prior year quarter and is a result of the items discussed above.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOCAL COMMUNICATIONS

                                                                Three Months Ended March 31,
                                                          ---------------------------------------
($ Millions)                                              2000        1999      Change          %
                                                          ----        ----      ------          -
Revenues
     Local service                                      $  111.3     $  104.1   $    7.2         7
     Network access                                         48.3         45.7        2.6         6
     Other services                                         33.2         29.3        3.9        13
                                                        --------     --------   --------
Total                                                      192.8        179.1       13.7         8
Costs and Expenses:
     Cost of providing services and products sold           66.4         70.5       (4.1)       (6)
     Selling, general and administrative                    35.9         34.9        1.0         3
                                                        --------     --------   --------
     Total                                                 102.3        105.4       (3.1)       (3)

EBITDA                                                  $   90.5     $   73.7   $   16.8        23

Access lines (In thousands)                                1,049        1,044          5         1
Voice grade equivalents (In thousands)                       558          416        142        34

The Local Communications segment provides local service, network access (including high-speed data transport), long distance, data and Internet, ADSL transport, sales and installation of communications equipment and other ancillary telecommunications services through its Cincinnati Bell Telephone subsidiary.

Total revenues of $193 million were 8% higher than the $179 million recorded in the prior year quarter, owing to growth in all categories. The local service category provided most of the revenue growth for the segment, increasing 7% for the quarter, or $7 million. For local services, growth came primarily from data transport and value-added services. These services, in the aggregate, contributed more than 80% of the increase for this category, or $6 million. CBT added nearly 40,000 new subscribers for its Complete Connections(R) calling service bundle during the first quarter, bringing total subscribership and penetration rates to 139,000 and 20%, respectively. Similar success was achieved with regard to the Company's ZoomTownSM ADSL product, with subscribership now topping 24,000 as a result of the 6,000 subscribers added this quarter. The growth of the ZoomTownSM service resulted in $1 million in added revenues in comparison to the prior year quarter. A small increase in access lines contributed the remainder of the increase for the category.

Network access revenues were 6% higher, or $3 million. The sale of high capacity digital services (expressed in voice grade equivalents, or VGEs) increased 34%, resulting in approximately $4 million in new revenues for the network access category. The Company also realized approximately $1 million in additional revenues due to the recovery of mandated telecommunications costs. In spite of a 9% increase in access minutes of use, switched access revenues were approximately $2 million lower due to decreased per-minute rates as part of the optional incentive rate regulation at the Federal level in July 1999.

Other services revenue increased 13% over the prior year quarter, or $4 million. The Company's competitive pricing structure for the high-speed Internet access (ZoomTownSM) and Internet service provider (FUSE(R)) bundle resulted in increased subscribership for FUSE(R), which added 5,000 new subscribers for the quarter. FUSE(R) revenues have grown nearly $1 million since the first quarter of last year. Other increases in the category are attributable to agency fees for sales of CBAD services, higher rent and facilities collocation revenue and a lower loss on receivables versus the prior year quarter.

CBT continues to improve its EBITDA, profitability and margins by leveraging the fixed investment in its telecommunications network to offer new products and services without significant incremental costs.

Costs and expenses of $102 million (excluding depreciation and amortization) were $3 million less than in the prior year, representing a 3% decrease and the lowest quarterly total in more than a year. Costs of providing services decreased by $4 million versus the prior year quarter, as lower spending for network switching right-to-use fees and lower operating taxes were partially offset by an increase in customer care expenses incurred in support of new products and services.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative expenses increased by $1 million in comparison to the prior year quarter as decreases in Y2K spending were more than offset by additional advertising and call center expenses incurred in support of new calling service bundles and the Company's ZoomTownSM ADSL service.

As a result of the revenue increase and expense decrease detailed above, EBITDA grew from $74 million in the prior year quarter to the current quarter total of $91 million, a 23% increase.

WIRELESS
                                                               Three  Months  Ended March 31,
                                                           -----------------------------------
($ Millions)                                               2000       1999        Change     %
                                                           ----       ----        ------     -
Revenues:
     Service                                              $ 33.2     $ 12.5       $ 20.7     166
     Equipment                                               3.4        2.7           .7      26
                                                          ------     ------       ------
     Total                                                  36.6       15.2         21.4     141

Costs and expenses:
     Cost of providing services and products sold           17.6       11.3          6.3      56
     Selling, general and administrative                    17.4       10.0          7.4      74
                                                          ------     ------       ------
     Total                                                  35.0       21.3         13.7      64

EBITDA                                                    $  1.6     $ (6.1)      $  7.7     126

Number of subscribers (thousands)                          199.5       70.5        129.0     183
Customer churn                                               1.1%       1.4%                 (21)
Average revenue per unit, postpaid customers (ARPU)       $   66     $   67       $   (1)     (1)

The Wireless segment comprises the operations of Cincinnati Bell Wireless LLC ("CBW"), an 80%-owned venture with AT&T Wireless PCS, Inc. ("AT&T PCS"), which provides advanced digital personal communications services and sales of related communications equipment to customers in its Greater Cincinnati and Dayton, Ohio operating areas. Services are provided over the Company's regional, and AT&T PCS' national, wireless networks.

Revenues of $37 million far exceeded that of the prior year quarter, gaining 141% versus the $15 million recorded in the prior year quarter. The vast majority of revenues for this segment, or approximately $33 million, were derived from service revenues. Remaining revenues resulted from the sale of handsets and associated accessories. Service revenues are growing on the basis of increasing subscribership, consistent ARPU and low customer churn. Approximately 37,000 subscribers were added during the quarter, with significant growth from both the postpaid and prepaid categories (20,000 and 17,000, respectively). ARPU from postpaid subscribers was $66 for the quarter; approximately equal to the $67 generated in the prior year quarter. Customer churn remains low and is among the best in the industry, decreasing to 1.1% of postpaid subscribers for the first quarter. The launch of CBW's new i-wirelessSM prepaid service in the fourth quarter of 1999 resulted in $2 million in new revenues in comparison to the prior year as subscribership grew from approximately 11,000 subscribers at the end of 1999 to more than 28,000 at the end of the current quarter. i-wirelessSM also represents an efficient use of the Company's wireless network due to its use of off-peak minutes.

Costs and expenses of $35 million (excluding depreciation and amortization) increased 64% versus the prior year quarter, largely as a function of increasing subscribership. Costs and expenses were divided equally between costs of providing services and products sold and selling, general and administrative expenses, totaling approximately $18 million each in the current quarter.

Cost of providing services consists largely of incollect expense (whereby CBW incurs costs associated with its subscribers using their handset while in the territory of another wireless service provider), network operations costs, interconnection expenses and cost of equipment sales. These costs were 34% of revenue in the first three months of 2000, considerably better than the 56% reported during the same period in the prior year.

Selling, general and administrative expenses include the high cost of customer acquisition and include the subsidy of customer handsets, advertising, distribution and promotional expenses. These costs totaled $17.4 million for the quarter due to the significant growth in subscribership. The cost per gross addition (CPGA) was $385 for postpaid

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

subscribers. Selling, general and administrative costs dropped significantly as a percentage of total revenue, decreasing from 66% in the prior year quarter to 48% for the first three months of 2000.

A significant improvement in EBITDA was achieved during the first quarter as a function of increasing revenues and the expense controls noted above. EBITDA was positive for the first time in the relatively short existence of the wireless business, which exceeded the Company's projections by approximately one year. (CBW began operations in May 1998). EBITDA of $2 million represented a $8 million improvement over the prior year quarter, with a similar effect on EBITDA margin. EBITDA margin increased to 4.3%, a significant increase over the negative 40.1% margin reported for the prior year quarter.

OTHER COMMUNICATIONS
                                                          Three  Months  Ended March 31,
                                                       -----------------------------------
($ Millions)                                           2000         1999     Change      %
                                                       ----         ----     ------      -
Revenues                                              $ 39.1     $  35.8   $   3.3       9

Costs and expenses:
    Cost of providing services  and products sold        25.3       20.6       4.7      23
    Selling, general and administrative                  18.2        7.5      10.7     143
                                                      -------    -------   -------
     Total                                               43.5       28.1      15.4      55

EBITDA                                                $  (4.4)   $   7.7   $ (12.1)   (157)

The Other Communications Services segment comprises the operations of the Company's Cincinnati Bell Directory (CBD), Cincinnati Bell Long Distance (doing business as Cincinnati Bell Any Distance, or CBAD), Cincinnati Bell Supply (CBS) and ZoomTown.com subsidiaries, as well as its public payphone operations. CBD publishes Yellow Page directories and sells directory advertising and informational services to customers primarily in its Local Communications' segment service area. CBAD resells voice long distance service primarily to small and medium-sized residence and business customers in the same Local Communications segment service area. CBS resells telecommunications and computer equipment in the secondary market. ZoomTown.com provides Web hosting and other Internet-based products and services. The Company is currently evaluating plans to sell, or exit, the CBS business because it does not fit with the Company's long-term strategic plan.

Revenues of $39 million for the quarter represented a 9% increase, or $3 million, versus the prior year quarter. CBAD produced the majority of the revenue increase, gaining $2 million on the success of its new "Any Distance" service offering. This offer was successful in capturing a 40% market share by the end of the first quarter, representing 252,000 subscribers. CBD (which accounts for approximately 50% of the revenues for this segment) also reported higher revenues, increasing $1 million (or 6%) on the strength of the successful 1999 sales campaign. CBS contributed an additional $1 million revenue increase versus the prior year quarter due to higher sales of telecommunications equipment.

Costs and expenses (excluding depreciation and amortization) increased $15 million, or 55%. Costs of providing services were approximately $5 million higher, with all subsidiaries reporting increases. These increases were primarily the result of the Any Distance offer, higher sales volumes at CBS and the operations of the Company's new ZoomTown.com subsidiary. CBD also reported an increase in direct costs resulting from higher sales commissions and printing costs for its directories. SG&A expenses were also higher for each subsidiary, increasing by nearly $11 million in total versus the prior year quarter. Of the increase for the category, $6 million was the result of advertising and promotional efforts in support of the Any Distance offer. Versus the prior year when it did not have operations, the Company's new ZoomTown.com subsidiary reported a $1 million increase in SG&A expenses (consisting largely of customer care, consulting and other operational expenses). CBS reported a $1 million increase, reflecting higher employee costs and the move to a new facility.

EBITDA was reduced to a negative $4 million as a result of the above, nearly $12 million less than in the prior year. The Company anticipates improvement in EBITDA and EBITDA margin once it begins to fully realize the benefits of the advertising and promotional efforts necessary to advance the Any Distance offer, and leverage its existing billing, customer care and network infrastructure.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY

The Company's continued transformation from a wireline voice communications provider focused on its local franchise to a nationwide provider of data and voice communications and a regional provider of wireless services has resulted in significantly different financing requirements. Although the Company expects to generate positive cash flow from operations in 2000, capital expenditures and other investing needs continue to increase the Company's borrowings.

In order to provide for these cash requirements and other general corporate purposes, the Company recently obtained a $2.1 billion credit facility from a group of 24 lending institutions. The credit facility consists of $900 million in revolving credit and $750 million in term loans from banking institutions and $450 million in term loans from non-banking institutions. In January 2000, pursuant to a tender offer, the Company borrowed approximately $400 million in order to redeem the majority of the outstanding 9% senior subordinated notes assumed during the Merger. This tender offer was required under the terms of the note indenture due to a change in control provision. At March 31, 2000, the Company had drawn approximately $1.2 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the Merger. Accordingly, the Company has approximately $900 million in additional borrowing capacity under this facility as of the date of this report. Separately, the Company also has ownership position in four publicly traded companies which were valued at $864 million as of March 31, 2000. The sale of these securities is subject to limitations including registration rights.

On April 6, 2000, the Company completed the conversion of its 7 1/4% convertible preferred stock, exchanging 9,466,000 shares of its common stock for 1,058,292 shares of the 7 1/4% preferred stock, based on a conversion factor of 8.9446 common shares for each of the preferred shares. Conversion of these preferred shares into common stock of the Company eliminates approximately $8 million per year in dividend payment requirements.

The interest rates to be charged on borrowings from the credit facility can range from 100 to 225 basis points above the London Interbank Offering Rate (LIBOR), depending on the Company's credit rating. The current borrowing rate is approximately 200 basis points. The Company will incur banking fees in association with this credit facility ranging from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

The Company is also subject to financial covenants in association with the credit facility. These financial covenants require that the Company maintain certain debt to EBITDA ratios, debt to total capitalization ratios, fixed and floating rate debt ratios and interest coverage ratios. This facility also contains certain covenants which, among other things, may restrict the Company's ability to incur additional debt, pay dividends, repurchase Company common stock, and sell assets or merge with another company.

As of the date of this filing, the Company maintains the following credit ratings:

                                                                    Duff & Phelps              Moody's
Entity          Description          Standard and Poor's        Credit Rating Service     Investor Service
-----------------------------------------------------------------------------------------------------------
BRW      Corporate Credit Rating            BB+                        BB+                       Ba2
CBT      Corporate Credit Rating            BB+                        BBB+                      Baa3

CASH FLOW

For the first three months of 2000, cash provided by operating activities was $5 million, compared to $41 million in 1999 due to lower earnings. Decreases in other current assets and increases in other current liabilities were more than offset by decreases in accounts payable and accrued liabilities, and increases in other assets and liabilities.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's significant investing activities are capital expenditures and equity investments. Capital expenditures for the quarter were approximately $154 million, considerably higher than the $37 million spent in the prior year period. This increase is attributable to expenditures associated with continued construction of the Company's nationwide fiber-optic network, additional equipment purchases by CBT, and higher levels of capital investment at CBW. Capital expenditures to maintain and grow the nationwide fiber network, complete the wireless network expansion, and maintain the local Cincinnati network are expected to be approximately $805 million in 2000, consistent with amounts spent by the Company on a pro forma basis in 1999.

In contrast to the first three months of 1999 (when $14 in common stock dividends were paid to shareowners), no dividends were paid on common stock in the first three months of 2000. Approximately $5 million in preferred stock dividends were paid to shareowners during the first quarter of 2000 (this amount was offset by approximately $4 million in accretion that was neither a source nor use of cash). The Company switched to cash payments of dividends on its 12 1/2% preferred stock in February 2000 and approximately $12 million in dividends were paid on this preferred stock in the first quarter of 2000. This amount is included in the "Minority Interest (Income) Expense" caption in the Consolidated Statements of Income and Retained Earnings.

BALANCE SHEET

The following comparisons are relative to December 31, 1999.

The change in cash and cash equivalents and capital expenditures are discussed above. Accounts receivable increased as a result of increased revenues. Increased inventory levels are attributable to equipment requirements associated with new product offerings. Goodwill and other intangibles decreased as a result of adjustments relating to the Merger and amortization expense (see Note 2). Restructuring liabilities recorded in conjunction with the 1999 restructuring plan decreased as a result of cash expenditures during the first quarter of 2000. Increases to common stock outstanding and additional paid in capital are due to stock option exercises in the first quarter of 2000.

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

OHIO - The TELRIC phase of CBT's alternative regulation case, which will establish the rates CBT can charge to competitive local exchange carriers for unbundled network elements, remains pending. The PUCO issued its decision on the methodology CBT must use to calculate these rates on November 4, 1999. On January 20, 2000, the PUCO denied all parties' requests for rehearing except for one issue regarding nonrecurring charges. On March 17, 2000, CBT filed an appeal to the Ohio Supreme Court with respect to several issues. CBT's initial brief is due May 30, 2000. Nevertheless, CBT has submitted new cost studies as required by the PUCO's orders and is awaiting comments. After a period for review of the studies and resolution of any disputes, CBT is to file a tariff implementing the resulting rates.

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

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OUTLOOK

Evolving technology, the preferences of consumers, the legislative and regulatory initiatives of policy makers and the convergence of other industries with the telecommunications industry are causes for increasing competition. The range of communications services, the equipment available to provide and access such services, and the number of competitors offering such services continue to increase. These initiatives and developments could make it difficult for the Company to maintain current revenue and operating margins.

CBT's current and potential competitors include other incumbent local exchange carriers, wireless services providers, interexchange carriers, competitive local exchange carriers and others. To date, CBT has signed various interconnection agreements with competitors and approximately 7,200 net access lines have been transferred to competitors.

Broadwing Communications faces significant competition from other fiber-based telecommunications companies such as Level 3 Communications, Qwest Communications International, Global Crossing and Williams Communications. These companies have enjoyed a competitive advantage over Broadwing Communications in the past due to better business execution. The Company feels that Broadwing Communications is well equipped to match these competitors on the basis of technology and has been working to improve on critical processes, systems and the execution of its business strategy. In order to achieve competitive advantage, the Company intends to develop, blend or even move, products and services from other subsidiaries into the operations of Broadwing Communications. This will be done as deemed necessary by the Company. Broadwing IT Consulting competes with Intranet hardware vendors, wiring vendors, and other network integration and consulting businesses.

The Company's other subsidiaries face intense competition in their markets, principally from larger companies. These subsidiaries primarily seek to differentiate themselves by leveraging the strength and recognition of the Company's brand equity, by providing customers with superior service and by focusing on niche markets and opportunities to develop and market customized packages of services. CBW is one of six active wireless service providers in the Cincinnati and Dayton, Ohio metropolitan market areas. CBD's competitors are directory services companies, newspapers and other media advertising services providers in the Cincinnati metropolitan market area and now competes with its former sales representative for Yellow Pages directory customers. This competition may affect CBD's ability to grow or maintain profits and revenues. CBS's competitors include vendors of new and used computer and communications equipment operating regionally and across the nation.

Cincinnati Bell Any Distance captured considerable market share in the Greater Cincinnati area during this quarter, but still faces intense competition from larger long distance providers and other resellers. As a matter of necessity, margins on long distance minutes continue to fall as providers attempt to hold on to their subscriber base.

The Company believes that its reputation for quality service and innovative products can be successfully exported outside of its local franchise area. The Company plans to blend its provisioning and marketing expertise with Broadwing Communications' next-generation fiber-optic network in order to introduce advanced calling and data transport services throughout the United States. The Company intends to retain market share with respect to its current service offerings and pursue rapid growth in data transport services. The Company also intends to leverage its investment in its local communications network and its regional wireless network and national partnership with AT&T PCS to provide new and incremental product and service offerings.

BUSINESS DEVELOPMENT - To enhance shareholder value, the Company continues to review opportunities for acquisitions, divestitures, equity investments and strategic partnerships.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is included in Note 9 of the notes to the condensed consolidated financial statements on page 12 of this quarterly report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 6, 2000, the Company converted approximately 1.1 million shares of its 7 1/4% convertible preferred stock into approximately 9.5 million shares of its common stock, based on a conversion factor of 8.945 common shares for each share of convertible preferred stock. Holders had the option to convert their shares of preferred stock into shares of the Company's common stock, or accept a cash payment in lieu of this conversion feature. A cash payment was made for approximately 100 preferred shares that were not converted by the holders.

The Company is restricted as to the payment of certain dividends as defined in the Credit Agreement that is filed as Exhibit (3)(a) to this Report on Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2000.

The Company's annual meeting of shareholders was conducted on April 19, 2000. At this meeting, shareholders voted on:

  i.     Election of three directors for three-year terms expiring in 2003,
 ii. Amendment of the Company's Articles of Incorporation to change the Company's official name to Broadwing Inc.,
iii.     Approval of the amended Broadwing Inc. 1997 Long Term Incentive Plan,
 iv.     Approval of the amended Broadwing Inc. Short Term Incentive Plan, and
  v. Appointment of PricewaterhouseCoopers LLP as independent accountants for audit of the Company's financial statements for the year 2000.

The results of such votes were as follows:

  i. Richard G. Ellenberger was elected as a director with 171,558,492 common shares voting for election and 1,919,895 shares voting against election. Karen M. Hoguet was elected as a director with 171,634,748 common shares voting for election and 1,843,639 shares voting against election. David B. Sharrock was elected as a director with 171,643,140 common shares voting for election and 1,835,247 shares voting against election.

 ii. The proposal to amend the Company's Articles of Incorporation to change the Company's official name to Broadwing Inc. was approved with 170,847,428 common shares voting for the proposal, 1,784,879 common shares voting against the proposal, and 846,080 common shares which were abstentions or broker non-votes.

iii. The proposal to approve the amended Broadwing Inc. 1997 Long Term Incentive Plan was approved with 153,924,278 common shares voting for the proposal, 18,292,191 common shares voting against the proposal, and 1,261,918 common shares which were abstentions or broker non-votes.

 iv. The proposal to approve the amended Broadwing Inc. Short Term Incentive Plan was approved with 164,674,785 common shares voting for the proposal, 7,446,374 common shares voting against the proposal, and 1,357,228 common shares which were abstentions or broker non-votes.

v. PricewaterhouseCoopers LLP was ratified as the Company's independent accountants with 171,966,558 common shares voting for ratification, 874,495 common shares voting against ratification, and 637,334 common shares which were abstentions or broker non-votes.

A shareholder proposal recommending a change to the method of executive incentive compensation was included in the Company's proxy statement, but was not submitted for shareholder vote because the item was not properly presented at the shareholder meeting.

ITEM 5.  OTHER INFORMATION

See Item 2 above for a discussion regarding the conversion of the Company's 7 1/4% convertible preferred stock into common shares of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         The following are filed as Exhibits to Part I of this Form 10-Q:


         Exhibit
         Number
         -------
         (10)(i)(1)        Credit Agreement dated as of January 12, 2000 among
                           Cincinnati Bell Inc. (aka Broadwing Inc.) and IXCS as
                           Borrowers, Cincinnati Bell Inc. as Parent Guarantor,
                           the Initial Lenders, Initial Issuing Banks and Swing
                           Line Banks named herein, Bank of America, N.A., as
                           Syndication Agent, Citicorp USA, Inc., as
                           Administrative Agent, Credit Suisse First Boston and
                           The Bank of New York, as Co-Documentation Agents, PNC
                           Bank, N.A., as Agent and Salomon Smith Barney Inc.
                           and Banc of America Securities LLC, as Joint Lead
                           Arrangers.

         (10)(iii)(A)(1)   Short Term Incentive Plan of Broadwing Inc., as
                           amended and restated effective January 1, 2000.

         (10)(iii)(A)(2)   Broadwing Inc. Long Term Incentive Plan, as amended
                           and restated effective January 1, 2000.

         (27)              Financial Data Schedule

(b)      Reports on Form 8-K.

                           None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Broadwing Inc.




Date:  May 12, 2000                       /s/ Kevin W. Mooney
       --------------                     --------------------------------------
                                          Kevin W. Mooney
                                          Chief Financial Officer