Form 10-Q
period 2000-06-30
BROADWING INC
filed 2000-08-14
CIK 716133

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

          / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________.


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


At July 31, 2000, 215,700,303 common shares were outstanding.

                                TABLE OF CONTENTS

                          PART I. Financial Information


DESCRIPTION                                                                                              PAGE
-----------                                                                                              ----
Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Statements of Income and Comprehensive Income
           Three Months and Six Months Ended June 30, 2000 and 1999                                        3

           Condensed Consolidated Balance Sheets
           June 30, 2000 and December 31, 1999                                                             4

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2000 and 1999                                                         5

           Notes to Condensed Consolidated Financial Statements                                            6

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                                                      15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                     27

                           PART II. Other Information


DESCRIPTION                                                                                              PAGE
-----------                                                                                              ----
Item 1.    Legal Proceedings                                                                              28

Item 2.    Changes in Securities and Use of Proceeds                                                      28

Item 3.    Defaults Upon Senior Securities                                                                28

Item 4.    Submission of Matters to a Vote of Security Holders                                            28

Item 5.    Other Information                                                                              28

Item 6.    Exhibits and Reports on Form 8-K                                                               28

           Signature                                                                                      29

Form 10-Q Part I                                                Broadwing Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
             (Millions of Dollars, Except Per Common Share Amounts)
                                 (Unaudited)


                                                                      Three Months                    Six Months
                                                                     Ended June 30,                 Ended June 30,
                                                                     --------------                 --------------
                                                                2000               1999           2000          1999
                                                                ----               ----           ----          ----
Revenues...............................................
  Broadband............................................         $ 241.1           $ 18.1       $ 454.1         $ 35.3
  Local communications.................................           196.9            183.1         389.7          362.2
  Wireless.............................................            43.0             20.7          79.6           35.9
  Other communications.................................            36.2             28.2          65.7           55.2
  Intersegment.........................................           (17.2)            (3.0)        (27.8)          (6.4)
                                                                -------           ------       -------         ------
     Total Revenues ...................................           500.0            247.1         961.3          482.2

Costs and Expenses.....................................
  Cost of providing services and products sold.........           231.3            105.8         450.2          208.7
  Selling, general and administrative..................           139.0             58.1         296.4          113.9
  Depreciation.........................................            81.1             31.3         163.6           62.0
  Amortization.........................................            28.1              1.3          56.2            2.9
  Restructuring credits................................             (.2)              --           (.2)            --
                                                                -------           ------       -------         ------
    Total Costs and Expenses...........................           479.3            196.5         966.2          387.5
                                                                -------           ------       -------         ------

Operating Income (Loss)................................            20.7             50.6          (4.9)          94.7

Other Income (Expense), net...........................              (.1)              .1           6.9             --
Minority Interest Expense (Income)....................             11.0             (1.8)         21.9           (4.1)
Equity Loss in Unconsolidated Entities.................             4.0               --           6.0             --
Interest Expense.......................................            40.2              9.3          76.6           17.9
                                                                -------           ------       -------         ------

Income (Loss) from Continuing
 Operations Before Income Taxes........................           (34.6)            43.2        (102.5)          80.9

Income Tax Provision (Benefit).........................            (5.1)            15.6         (17.4)          29.3
                                                                -------           ------       -------         ------

Income (Loss) from Continuing Operations...............           (29.5)            27.6         (85.1)          51.6
Income from Discontinued Operations, Net of Taxes......              .2               .7            .3            1.4
                                                                -------           ------       -------         ------
Net Income (Loss)......................................           (29.3)            28.3         (84.8)          53.0

Dividends and Accretion Applicable to
  Preferred Stock......................................             2.6               --           2.9             --
                                                                -------           ------       -------         ------

Net Income (Loss) Applicable to Common
  Shareholders.........................................           (31.9)            28.3         (87.7)          53.0
                                                                -------           ------       -------         ------

Other Comprehensive Income (Loss), Net of Tax:
  Unrealized loss on investments.......................          (115.9)              --        (132.2)            --
                                                                -------           ------       -------         ------

Comprehensive Income (Loss)............................         $(147.8)          $ 28.3       $(219.9)        $ 53.0
                                                                =======           ======       =======         ======

Earnings (Loss) Per Common Share
 Basic
   Income (Loss) from Continuing Operations............         $  (.15)          $  .20       $  (.42)        $  .38
   Income from Discontinued Operations, Net of Tax.....              --              .01            --            .01
                                                                 ------           ------        ------         ------
   Net Income (Loss)...................................         $  (.15)          $  .21       $  (.42)        $  .39
                                                                =======           ======       =======         ======
 Diluted
   Income  (Loss) from Continuing Operations...........         $  (.15)          $  .19       $  (.42)        $  .37
   Income from Discontinued Operations, Net of Tax.....              --              .01            --            .01
                                                                 ------           ------        ------         ------
   Net Income (Loss)...................................         $  (.15)          $  .20       $  (.42)        $  .38
                                                                =======           ======       =======         ======

Dividends Declared Per Common Share....................         $    --           $  .10       $    --         $  .20

Average Common Shares Used for Earnings
  Per Share Calculations
   Basic...............................................           213.9            136.9         208.1          136.7
   Diluted............................................            213.9            141.0         208.1          140.7

                           See Notes to Financial Statements.

Form 10-Q Part I                                                Broadwing Inc.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Millions of Dollars, Except Per Share Amounts)


                                                                                               (Unaudited)
                                                                                                 June 30,        December 31,
                                                                                                   2000             1999
                                                                                                   ----             ----
ASSETS
Current Assets
  Cash and cash equivalents.........................................................         $       15.5      $       80.8
  Receivables, less allowances of $46.7 and $53.6...................................                280.4             224.5
  Material and supplies.............................................................                 20.7              25.7
  Deferred income tax benefits......................................................                 32.7              35.7
  Prepaid expenses and other current assets.........................................                 31.2              36.3
                                                                                             ------------      ------------
          Total current assets......................................................                380.5             403.0

Property, plant and equipment, net..................................................              2,611.7           2,500.6
Goodwill and other intangibles, net.................................................              2,622.8           2,679.8
Investments in other entities.......................................................                695.6             843.3
Deferred charges and other assets...................................................                 71.7              70.8
Net assets of discontinued operations...............................................               --                   7.9
                                                                                             ------------      ------------
          Total Assets..............................................................         $    6,382.3      $    6,505.4
                                                                                             ============      ============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREOWNERS' EQUITY
Current Liabilities
  Short-term debt...................................................................         $       13.1      $        9.2
  Accounts payable..................................................................                177.1             228.9
  Current portion of unearned revenue and customer deposits.........................                 85.3              82.6
  Accrued taxes.....................................................................                 81.6              87.7
  Other current liabilities.........................................................                173.7             156.5
                                                                                             ------------      ------------
          Total current liabilities.................................................                530.8             564.9

Long-term debt, less current portion................................................              2,295.6           2,136.0
Unearned revenue, less current portion..............................................                624.7             633.5
Deferred income taxes...............................................................                114.7             221.8
Other long-term liabilities.........................................................                149.8             153.8
                                                                                             ------------      ------------

          Total liabilities.........................................................              3,715.6           3,710.0
                                                                                             ------------      ------------

Minority interest...................................................................                424.7             434.0

  7 1/4% Convertible Preferred Stock, redeemable, $.01 par value, 5,000,000 shares authorized, no shares outstanding at June 30, 2000, aggregate liquidation preference of $105.8 and 1,058,380 shares
    issued and outstanding at December 31, 1999.....................................                ---               228.6

Commitments and Contingencies

Shareowners' Equity
  6 3/4% Cumulative Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 155,250 shares issued and outstanding at June 30,
    2000 and December 31, 1999......................................................                129.4             129.4
  Common shares, $.01 par value; 480,000,000 shares authorized;
    222,627,560 and 208,678,058 shares issued at June 30, 2000
     and December 31, 1999..........................................................                  2.2               2.1
  Additional paid-in capital........................................................              2,305.5           1,979.5
  Accumulated deficit...............................................................                (84.7)              -
  Accumulated other comprehensive income ...........................................                 34.7             166.9
  Common stock in treasury, at cost: 7,805,800 shares issued and
    outstanding at June 30, 2000 and December 31, 1999..............................               (145.1)           (145.1)
                                                                                             -------------     -------------

          Total shareowners' equity.................................................              2,242.0           2,132.8
                                                                                             ------------      ------------

Total Liabilities, Redeemable Preferred Stock and Shareowners' Equity...............         $    6,382.3      $    6,505.4
                                                                                             ============      ============

                   See Notes to Financial Statements.

Form 10-Q Part I                                                Broadwing Inc.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Millions of Dollars)
                              (Unaudited)


                                                                                                              Six Months
                                                                                                            Ended June 30,
                                                                                                            --------------
                                                                                                         2000         1999
                                                                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................................................................       $  (84.8)    $ 53.0
Less: Income from discontinued operations, net of tax............................................             .3        1.4
                                                                                                        --------     ------
Net income (loss) from continuing operations.....................................................          (85.1)      51.6

 Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
   Depreciation..................................................................................          163.6       62.0
   Amortization..................................................................................           56.2        2.9
   Provision for loss on receivables.............................................................           33.4        7.8
   Non-cash interest expense.....................................................................           17.0         --
   Realized gain from the sale of marketable securities..........................................           (7.3)        --
   Other, net....................................................................................            5.2       (2.7)

Changes in assets and liabilities:
   Increase in receivables.......................................................................          (89.3)     (16.3)
   Decrease (increase) in other current assets...................................................           10.0       (9.0)
   Decrease in accounts payable..................................................................          (16.7)      (6.3)
   Increase (decrease) in other current liabilities..............................................           67.6      (12.3)
   Decrease in unearned revenues.................................................................           (6.1)      (6.7)
   Increase in deferred income taxes and unamortized investment tax credits......................            4.0         .2
   Increase in other assets and liabilities-net..................................................          (43.4)      (8.7)
                                                                                                        --------     ------

     Net cash provided by operating activities of continuing operations..........................          109.1       62.5
                                                                                                        --------     ------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures..........................................................................         (321.8)    (108.8)
   Proceeds from sale of marketable securities and ownership interest in joint venture...........           15.7         --
   Purchase of equity securities.................................................................          (58.3)        --
   Other investing activities, net...............................................................            1.1         --
                                                                                                        --------     ------

   Net cash used in investing activities of continuing operations................................         (363.3)    (108.8)
                                                                                                        --------     ------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in short-term debt...............................................................            1.5         --
   Borrowings of long-term debt..................................................................          562.3       64.1
   Repayment of long-term debt...................................................................         (404.0)       (.5)
   Issuance of common shares.....................................................................           50.0        5.3
   Minority interest dividends paid..............................................................          (24.7)        --
   Cash dividends paid...........................................................................           (4.5)     (27.2)
                                                                                                        --------     ------

     Net cash provided by financing activities of continuing operations..........................          180.6       41.7
                                                                                                        --------     ------

   Net cash provided by (used in) discontinued operations........................................            8.3       (1.4)
                                                                                                        --------     ------

Net decrease in cash and cash equivalents........................................................          (65.3)      (6.0)

Cash and cash equivalents at beginning of period.................................................           80.8       10.1
                                                                                                        --------     ------

Cash and cash equivalents at end of period.......................................................       $   15.5     $  4.1
                                                                                                        ========     ======

Cash paid for:
  Interest (net of amount capitalized)...........................................................       $   59.7     $  3.6
                                                                                                        ========     ======
  Income taxes (net of refunds)..................................................................       $     .2     $  6.4
                                                                                                        ========     ======

Non-cash Investing and Financing Activities:
   Amortization of preferred stock...............................................................       $    1.0     $   --
                                                                                                        ========     ======
   Fiber barter agreements.......................................................................       $    9.5     $   --
                                                                                                        ========     ======
   Redemption of 7-1/4% convertible preferred stock..............................................        $ 228.6     $   --
                                                                                                        ========     ======

                              See Notes to Financial Statements.

Form 10-Q Part I                                                Broadwing Inc.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(1) BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Broadwing Inc. and its wholly owned subsidiaries ("the Company"). The Company is a diversified telecommunications company with principal businesses in four industry segments: Broadband, Local Communications, Wireless and Other Communications.

         The Broadband segment utilizes its advanced fiber-optic network consisting of more than 17,000 route miles to provide broadband transport (previously referred to as "private line"), data transport, Internet services, switched long distance, network integration and consulting and other services. This segment also provides network capacity and fibers in the form of indefeasable right-to-use ("IRU") agreements. These services are offered nationally through the Company's Broadwing Communications Inc. subsidiary.

         The Local Communications segment provides local service, network access (including high-speed data transport), long distance, data and Internet services, ADSL transport, as well as sales of communications equipment to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. Services are marketed and delivered via the Company's Cincinnati Bell Telephone ("CBT") subsidiary.

         The Wireless segment includes the Company's Cincinnati Bell Wireless ("CBW") subsidiary, an 80%-owned venture with AT&T Wireless PCS, Inc. ("AT&T PCS"), which provides advanced digital personal communications to customers in its Greater Cincinnati and Dayton, Ohio operating areas. Services are provided over the Company's regional, and AT&T PCS' national, networks.

         The Other Communications segment comprises the operations of the Company's Cincinnati Bell Directory ("CBD"), Cincinnati Bell Long Distance (doing business as Cincinnati Bell Any Distance) and ZoomTown.com subsidiaries, as well as its public payphone subsidiary. Cincinnati Bell Directory publishes Yellow Page directories and sells directory advertising and informational services to customers primarily in the Greater Cincinnati area. Cincinnati Bell Any Distance ("CBAD") resells voice long distance service primarily to residence and small and medium-sized business customers also in the Greater Cincinnati area. ZoomTown.com provides web hosting and other Internet-based products and services. The results of operations of Cincinnati Bell Supply are no longer reflected in this segment pursuant to the exit of this business in the second quarter of 2000.

         The consolidated financial statements of Broadwing Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Notes 2, 3, 4 and 6. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The December 31, 1999 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

(2)      ACQUISITIONS -

         IXC COMMUNICATIONS INC.:

         On November 9, 1999, a wholly owned subsidiary of the Company was merged ("the Merger") with and into IXC Communications, Inc. ("IXC"), with IXC surviving as a wholly owned subsidiary of the Company. After completion of the Merger, IXC was renamed Broadwing Communications Inc. Under the terms of the Merger, each share of IXC common stock was exchanged for 2.0976 shares of the Company's common stock. The aggregate purchase price of $2.2 billion consisted of (all numbers approximate): $0.3 billion in cash for the purchase of five million shares of IXC stock from GE Capital Pension Trust; the issuance of 69 million shares of the Company's common stock valued at $1.6 billion, 155,000 shares of 6 3/4% convertible preferred stock valued at $0.1 billion; and the issuance of 13 million options to purchase Broadwing common stock valued at $0.2 billion. These options were issued coincident with the Merger to replace the then outstanding and unexercised options exercisable for shares of IXC common stock. The Merger was accounted for as a purchase and, accordingly, the operating results of IXC (now Broadwing Communications) have been included in the Company's consolidated financial statements since the Merger date of November 9, 1999.

Form 10-Q Part I                                                Broadwing Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The cost of the Merger has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values at the acquisition date and is subject to adjustment as the assumptions relating to the asset and liability valuations are finalized. In addition, the allocation may be impacted by changes in pre-acquisition contingencies identified during the allocation period by the Company relating to certain environmental, litigation and other matters. As a result, amounts preliminarily allocated to goodwill were decreased by approximately $8 million during the six-month period ending June 30, 2000.

         The amount allocated to goodwill represents the excess of price paid over the fair value of assets realized and liabilities assumed in the Merger. These amounts are being amortized to expense over a 30-year period.

         The following summarized unaudited pro forma financial information assumes the Merger occurred at the beginning of each year:

                                                                          Three Months                     Six Months
                                                                         Ended June 30,                  Ended June 30,
                                                                         --------------                  --------------
                                                                     2000             1999             2000             1999
                                                                     ----             ----             ----             ----
MILLIONS OF DOLLARS (EXCEPT PER SHARE AMOUNTS)
   Revenues................................................     $     500.0       $    405.0       $   961.3         $   801.5
   Earnings Before Interest, Taxes,
   Depreciation and Amortization (EBITDA)..................           129.7             71.9           214.7             153.0
   Net Loss Applicable to Common Shareholders..............     $     (31.9)       $  (127.6)       $  (87.7)         $ (184.6)
   Loss per common share (basic and diluted) ..............     $      (.15)       $    (.62)       $   (.42)         $   (.90)

       The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger occurred on January 1, 1999.


(3) DISCONTINUED OPERATIONS - On May 23, 2000, the Company sold the majority of the operations of Cincinnati Bell Supply ("CBS") to CBS' management for $11.3 million in cash and the assumption of approximately $1 million in liabilities, recognizing a gain of $.7 million net of tax. The Company has exited CBS' remaining operations. Cincinnati Bell Supply primarily refurbished and resold telecommunications equipment and customized fiber optic cable solutions for customers in the secondary market.

         The consolidated financial statements have been restated to reflect the disposition of CBS as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of CBS have been reported as "Income from Discontinued Operations, Net of Taxes," "Net Assets of Discontinued Operations," or "Net Cash Provided by (Used in) Discontinued Operations" for all periods presented.

         Summarized financial information for the discontinued operation is as follows (millions of dollars):

                                                                         Three Months                       Six Months
                                                                        Ended June 30,                    Ended June 30,
                                                                     2000            1999              2000            1999
                                                                     ----            ----              ----            ----
         RESULTS OF OPERATIONS:
         Revenues...............................................       4.4             8.3              14.1           17.0
         Income (loss) before income taxes......................       (.8)            1.1               (.6)           2.4
         Income tax provision (benefit).........................       (.3)             .4               (.2)           1.0
         Gain on sale of discontinued operations, net of tax....        .7              --                .7            --
                                                                        --              --                --            --
         Net income (loss)......................................        .2              .7                .3            1.4
                                                                        --              --                --            ---

Form 10-Q Part I                                                Broadwing Inc.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

                                                                        Three Months                       Six Months
                                                                        Ended June 30,                    Ended June 30,
                                                                     2000            1999              2000            1999
                                                                     ----            ----              ----            ----
         FINANCIAL POSITION:
         Current Assets.........................................       1.7             8.0               1.7            8.0
         Total Assets...........................................       1.7             8.9               1.7            8.9
         Current Liabilities....................................       1.5             1.5               1.5            1.5
         Total Liabilities......................................       1.7             1.6               1.7            1.6
         Net Assets of Discontinued Operations..................        --             7.3                --            7.3

       The effective tax rates for discontinued operations were 35% in all periods. The Company had an immaterial amount of revenues from CBS in each period presented resulting from the provision of telecommunications and other services.

(4)    RESTRUCTURING AND OTHER CHARGES

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

       The restructuring costs accrued in 1999 included the costs of involuntary employee separation benefits (including severance, medical and other benefits) related to 347 employees which primarily affect customer support, infrastructure and the Company's long distance operations. As of June 30, 2000, approximately 260, or 75%, of the employee separations had been completed. The restructuring plans also included costs associated with closing a number of technical and customer support facilities, decommissioning certain switching equipment, and terminating contracts with vendors.

       The following table illustrates activity in this reserve since December 31, 1999:

                                                  Balance                                                       Balance
       Type of Costs (in millions):          December 31, 1999        Expenditures        Adjustments        June 30, 2000
       ----------------------------          -----------------        ------------        -----------        -------------
          Employee separations                   $     8.2               $   (5.1)        $     --            $     3.1
          Facility closure costs                       4.4                   (1.7)            (1.0)                 1.7
          Relocation                                    .2                     --               --                   .2
          Other exit costs                             4.4                    (.4)              --                  4.0
                                                 ---------               --------         --------            ---------

          Total                                  $    17.2               $   (7.2)        $   (1.0)           $     9.0
                                                 =========               ========         ========            =========

       Restructuring credits recorded during the second quarter of 2000 consisted of additional employee severance, offset by the above adjustment related to lease terminations.

       In total, the Company expects these restructuring plans to result in cash outlays of $14.6 million and non-cash items of $3.3 million. Management believes that the remaining balance of $9.0 million at June 30, 2000 is adequate to complete the restructuring plan and that most of the related actions will be completed by December 31, 2000.

Form 10-Q Part I                                                Broadwing Inc.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(5)      DEBT-The Company's indebtedness consists of the following:

              Millions of dollars                                      June 30, 2000           December 31, 1999
              ------------------------------------------------------------------------------------------------
              Short-Term Debt:
                    Current maturities of long-term debt               $        13.1              $        9.2
                                                                        ------------               -----------
                    Total short-term debt                              $        13.1              $        9.2
                                                                        ============               ===========

              Long-Term Debt:
                    Bank notes                                         $    1,312.0               $      755.0
                    9.0% Senior subordinated notes                             46.0                      450.0
                    6 3/4% Convertible subordinated debentures                425.9                      412.0
                    Various CBT notes                                         290.0                      290.0
                    7 1/4% Senior secured notes                                50.0                       50.0
                    PSINet forward sale                                       125.4                      133.9
                    Capital lease obligations                                  35.1                       37.0
                    Other                                                      11.2                        8.1
                                                                       ------------               ------------

              Total long-term debt                                     $    2,295.6               $    2,136.0
                                                                       ============               ============

         9% Senior Subordinated Notes

         In 1998, the former IXC issued $450 million of 9% senior subordinated notes due 2008 ("the 9% Notes"). In January 2000, $404 million of the 9% Notes were redeemed through a tender offer as a result of the change of control terms of the bond indenture triggered as a result of the Merger. As a result, the $4.4 million premium paid upon redemption, net of taxes, was recorded as a component of the purchase price allocation during the first quarter of 2000.

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

         6 3/4% Convertible Subordinated Debentures

         In July 1999, the Company issued $400 million of 10-year, convertible subordinated debentures to Oak Hill Capital Partners, L.P. These notes are convertible into common stock of the Company at a price of $29.89 per common share at the option of the holder. For as long as this debt is outstanding, these notes bear a coupon rate of 6.75% per annum, with the associated interest expense being added to the debt principal amount. Through June 30, 2000, the Company has recorded $25.9 million in cumulative interest expense ($13.9 of which has been incurred in the current year) and has adjusted the carrying amount of the debt accordingly.

         PSINet Forward Sale

         The Company's investment in PSINet consists of 20.5 million common shares after adjusting for their February 2000 two-for-one stock split. In June and July 1999, Broadwing Communications received approximately $111.8 million representing amounts from a financial institution in connection with two prepaid forward sale contracts on six million shares of the PSINet common stock. This amount is accounted for as notes payable and is collateralized by six million shares of PSINet common stock owned by the Company. Each forward-sale obligation for three million shares of PSINet stock may be settled at future dates for a maximum amount of three million shares of PSINet stock or, at the Company's option, the equivalent value in cash.

Form 10-Q Part I                                                Broadwing Inc.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

         Bank Notes

         In November 1999, the Company obtained a $1.8 billion credit facility from a group of 24 lending institutions that was amended to $2.1 billion in January 2000. The credit facility consists of $900 million in revolving credit and $750 million in term loans from banking institutions and $450 million in term loans from non-banking institutions. At June 30, 2000, the Company had drawn approximately $1.3 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the Merger, as well as additional financing needs since the Merger. Accordingly, the Company has approximately $800 million in additional borrowing capacity under this facility as of the date of this report. This facility's financial covenants require that the Company maintain certain debt to EBITDA ratios, debt to capitalization ratios, fixed to floating rate debt ratios and interest coverage ratios. This facility also contains covenants which, among other things, restrict the Company's ability to incur additional debt, pay dividends, repurchase Company common stock, sell assets or merge with another company.

         The interest rates to be charged on borrowings from this credit facility can range from 100 to 225 basis points above the London Interbank Offering Rate ("LIBOR"), depending on the Company's credit rating. The current borrowing rate ranges from 175 to 200 basis points above LIBOR. The Company will incur banking fees in association with this credit facility ranging from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

(6)      REDEMPTION AND CONVERSION OF 7-1/4% JUNIOR CONVERTIBLE PREFERRED STOCK

         In connection with the Merger, the Company issued shares of 7 1/4% junior convertible preferred stock due 2007 in exchange for similar preferred shares of IXC. Pursuant to the Company's March 21, 2000 redemption offer, approximately 1.1 million of these preferred shares were converted into common shares at a rate of 8.945 common shares for each preferred share, creating approximately 9.5 million additional common shares at April 26, 2000. Approximately 100 shares were redeemed for less than $10,000 in cash in order to complete the Company's obligations related to this preferred stock.

(7) EARNINGS (LOSS) PER COMMON SHARE - Basic earnings (loss) per common share ("EPS") is based upon the average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income
         (loss):


                                                                          Three Months                    Six Months
                                                                         Ended June 30,                  Ended June 30,
                                                                         --------------                  --------------
                                                                     2000             1999             2000             1999
                                                                     ----             ----             ----             ----
Share and dollars in millions
(except per common share amounts)

Numerator:
   Income (loss) from continuing operations................     $    (29.5)       $    27.6       $  (85.1)         $   51.6
   Income from discontinued operations.....................             .2               .7             .3               1.4
                                                                ----------        ---------       --------          --------
   Net Income (loss).......................................          (29.3)            28.3          (84.8)             53.0
   Dividends and accretion applicable to preferred stock...            2.6               --            2.9                --
                                                                ----------        ---------       --------          --------
   Numerator for basic EPS and EPS assuming dilution -
     income applicable to common shareowners...............     $    (31.9)       $    28.3       $  (87.7)         $   53.0
                                                                ==========        =========       ========          ========

Denominator:
   Denominator for basic EPS - weighted average
     common shares.........................................          213.9            136.9          208.1             136.7
   Potential Dilution:
     Stock options.........................................             --              3.3             --               3.2
     Stock based compensation arrangements.................             --               .8             --                .8
                                                                ----------       ----------       --------          --------
Denominator for diluted EPS................................          213.9            141.0          208.1             140.7
                                                                ==========       ==========       ========          ========

Basic EPS..................................................     $     (.15)       $     .21       $   (.42)         $    .39
                                                                ==========        =========       ========          ========
EPS assuming dilution......................................     $     (.15)       $     .20       $   (.42)         $    .38
                                                                ==========        =========       ========          ========

Form 10-Q Part I                                                Broadwing Inc.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Weighted average common shares outstanding at June 30, 2000 reflects the conversion of approximately 1.1 million shares of 7 1/4% convertible preferred stock into approximately 9.5 million shares of the Company's common stock on April 6, 2000. These 9.5 million shares were added to the denominator of the EPS calculation during the second quarter of 2000.

Because the effect of their inclusion in the EPS calculation would be anti-dilutive, approximately seven million additional shares related to stock options, restricted stock and the assumed conversion of the Company's 6 3/4% convertible preferred stock and 6 3/4% convertible subordinated debentures are not included in the denominator of the EPS calculation. The total number of potential additional shares outstanding related to these securities is approximately 46 million.

       (8) BUSINESS SEGMENT INFORMATION - Effective January 1, 2000, the Company changed its definition and composition of strategic operating segments and the related reporting framework. The operating segment changes are described below:

              BROADBAND
              Includes Broadwing Communications, Broadwing IT Consulting (formerly EnterpriseWise IT Consulting) and amounts associated with an agreement between the Company and Cincinnati Bell Long Distance ("CBLD") to service the customers of CBLD outside the Cincinnati, Ohio area. Broadwing IT Consulting and the CBLD service agreement amounts were previously in Other Communications.

              LOCAL COMMUNICATIONS
              Includes Cincinnati Bell Telephone. The Company's public payphone business and Zoomtown.com's content and web hosting business have moved to Other Communications. ADSL transport continues to be included in Cincinnati Bell Telephone's results.

              WIRELESS
              Includes Cincinnati Bell Wireless and is unchanged.

              OTHER COMMUNICATIONS
              Includes Cincinnati Bell Directory, Cincinnati Bell Long Distance (currently doing business as Cincinnati Bell Any Distance in the Cincinnati market), ZoomTown.com and the Company's public payphone subsidiary. Cincinnati Bell Directory comprised the former Directory Services segment. Both ZoomTown.com and the public payphone business were previously in Local Communications.

         Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets that are used in the operations of the respective segment. The Company's business segment information is as follows:

Form 10-Q Part I                                                Broadwing Inc.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


                                                                          Three Months                     Six Months
                                                                         Ended June 30,                  Ended June 30,
                                                                         --------------                  --------------
                                                                     2000             1999             2000             1999
                                                                     ----             ----             ----             ----
MILLIONS OF DOLLARS

   REVENUES
   Broadband..............................................      $     241.1       $      18.1        $    454.1        $      35.3
   Local Communications...................................            196.9             183.1             389.7              362.2
   Wireless...............................................             43.0              20.7              79.6               35.9
   Other Communications...................................             36.2              28.2              65.7               55.2
   Intersegment...........................................            (17.2)             (3.0)            (27.8)              (6.4)
                                                                -----------        ----------         ----------       -----------
   Total..................................................      $     500.0       $     247.1        $    961.3        $     482.2
                                                                ===========       ===========        ==========        ===========

   INTERSEGMENT REVENUES
   Broadband..............................................      $       9.1       $        --        $     13.7        $        --
   Local Communications...................................              8.0               3.0              13.8                6.2
   Wireless...............................................               --                --                --                 --
   Other Communications...................................               .1                --                .3                 .2
                                                                -----------       -----------        ----------        -----------
   Total..................................................      $      17.2       $       3.0        $     27.8        $       6.4
                                                                ===========       ===========         =========         ==========

   EBITDA
   Broadband..............................................      $      26.2       $        .7        $     24.0        $       2.2
   Local Communications...................................             96.7              78.1             187.2              151.8
   Wireless...............................................              5.8              (5.0)              7.4              (11.1)
   Other Communications...................................               .7               7.5              (3.7)              13.7
   Corporate and Eliminations.............................               .3               1.9               (.2)               3.0
                                                                -----------       -----------        ----------        -----------
   Total..................................................      $     129.7       $      83.2        $    214.7        $     159.6
                                                                ===========       ===========        ==========        ===========

   ASSETS
   Broadband..............................................      $   5,052.8       $      10.3        $  5,052.8        $      10.3
   Local Communications...................................            838.2             765.9             838.2              765.9
   Wireless...............................................            297.8             236.8             297.8              236.8
   Other Communications...................................             92.1              67.4              92.1               67.4
   Corporate and Eliminations.............................            101.4              53.1             101.4               53.1
                                                                -----------       -----------        ----------        -----------
   Total..................................................      $   6,382.3       $   1,133.5        $  6,382.3        $   1,133.5
                                                                ===========       ===========        ==========        ===========

   CAPITAL ADDITIONS (excluding acquisitions)
   Broadband..............................................      $     112.5       $        .3        $    201.4        $        .6
   Local Communications...................................             45.7              40.9              89.7               69.0
   Wireless...............................................              5.7              12.3              23.6               30.8
   Other Communications...................................              3.8               4.1               6.6                6.4
   Corporate and Eliminations.............................               .5               2.0                .5                2.0
                                                                -----------       -----------        ----------        -----------
   Total..................................................      $     168.2       $      59.6        $    321.8        $     108.8
                                                                ===========       ===========        ==========        ===========

   DEPRECIATION AND AMORTIZATION
   Broadband..............................................      $      72.0       $       1.4        $    146.8        $       2.8
   Local Communications...................................             30.1              27.5              59.5               54.9
   Wireless...............................................              5.1               3.4               9.6                6.7
   Other Communications...................................              2.0                .3               3.9                 .5
   Corporate and Eliminations.............................               --                --                --                 --
                                                                -----------       -----------        ----------        -----------
   Total..................................................      $     109.2       $      32.6        $    219.8        $      64.9
                                                                ===========       ===========        ==========        ===========

Form 10-Q Part I                                                Broadwing Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(9) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:


                                                                          Three Months                     Six Months
                                                                         Ended June 30,                   Ended June 30,
                                                                         --------------                  ---------------
                                                                     2000             1999             2000             1999
                                                                     ----             ----             ----             ----
MILLIONS OF DOLLARS
   Revenues...............................................      $     196.9       $     186.1        $     389.7       $     367.7

   Costs and Expenses.....................................            130.4             135.3              262.1             271.0
                                                                -----------       -----------        -----------       -----------

   Operating Income.......................................             66.5              50.8              127.6              96.7
                                                                -----------       -----------        -----------       -----------

   Net Income.............................................      $      39.8       $      29.5        $      75.6       $      56.1
                                                                ===========       ===========        ===========       ===========


                                                                                     June 30,       December 31,
                                                                                       2000             1999
                                                                                  -----------       ------------
MILLIONS OF DOLLARS
Current Assets............................................                        $     191.8       $     148.5
Telephone Plant-Net.......................................                              626.6             606.9
Other Noncurrent Assets...................................                               19.8              26.0
                                                                                  -----------       -----------

Total Assets..............................................                        $     838.2       $     781.4
                                                                                  ===========       ===========

Current Liabilities.......................................                        $     209.3       $     161.6
Noncurrent Liabilities....................................                               47.6              45.1
Long-Term Debt............................................                              324.0             322.0
Shareowner's Equity.......................................                              257.3             252.7
                                                                                  -----------       -----------

Total Liabilities and Shareowner's Equity.................                        $     838.2       $     781.4
                                                                                  ===========       ===========

(10) COMMITMENTS - The Company and its Broadwing Communications Inc. subsidiary have entered into a purchase commitment with Corvis Corporation ("Corvis"), a Columbia, Maryland-based manufacturer of optical network equipment. The agreement specifies that the Company will purchase $200 million in optical network equipment from Corvis over a two-year period beginning in July 2000.

(11) CONTINGENCIES - In the normal course of business, the Company is subjected to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

         The Company, as well as certain former members of IXC's board of directors, had been named as a defendant in five stockholder class action suits filed in the Delaware Court of Chancery ("the Court"). These suits were filed in July 1999 and related to the Company's merger with IXC. The complaints alleged, among other things, that the defendants breached their fiduciary duties to IXC's former stockholders by failing to maximize stockholder value in connection with entering into the merger agreement and sought a court order enjoining completion of the Merger. In an October 27, 1999 ruling, the Court denied plaintiffs' request for a preliminary injunction. The Merger has since closed and management believes that the performance of the Company's share price rendered plaintiffs' arguments moot. In early May 2000, the parties entered into a settlement agreement disposing of all outstanding issues in these cases. On June 29, 2000, the Court issued an entry dismissing the cases.

         A total of twenty-six Equal Employment Opportunity Commission ("EEOC") charges were filed beginning in September 1999 by Broadwing Telecommunications Inc. employees located in the Houston office (formerly Coastal Telephone, acquired by IXC in May 1999) alleging sexual harassment, race discrimination and retaliation. After completing its internal investigation of the charges and cooperating fully with the EEOC, the Company and the complainants participated in a voluntary mediation proceeding conducted by the EEOC. Through the mediation process, the Company was able to reach settlement with all twenty-six complainants. The Company also entered into a Conciliation Agreement with the EEOC.

Form 10-Q Part I                                                Broadwing Inc.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

         In the course of closing the Company's merger with IXC, the Company became aware of IXC's possible non-compliance with certain requirements under state and federal environmental laws. Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of the IXC facilities and operations and, by letter dated November 9, 1999, disclosed potential non-compliance at the IXC facilities to the U.S. Environmental Protection Agency ("EPA") under the Agency's Self-Policing Policy. The Company made similar voluntary disclosures to various state authorities. By letter dated January 19, 2000, the EPA determined that IXC appears to have satisfied the "prompt disclosure" requirement of the Self-Policing Policy, and established a deadline of May 1, 2000 for the Company to complete its environmental audit of all IXC facilities and report any violations to the Agency. This deadline was subsequently extended to June 21, 2000. The Company has filed its preliminary environmental audit report with the EPA and is currently working with the EPA and several state environmental protection agencies to bring the Company into compliance with all applicable regulations, and to develop internal procedures to ensure future compliance.

         The Company believes that the resolution of such matters for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition.

(12) RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that a derivative instrument may need to be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 was subsequently amended through the release of SFAS 137, which provided for a deferral of the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. As a result, implementation of SFAS 133 is not mandatory for the Company until January 1, 2001. In June 2000, the FASB issued SFAS No. 138, an amendment of SFAS 133. Management is currently assessing the impact of SFAS 133 and related amendments on the Company's results of operations, cash flows and financial position, although it does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements". In SAB 101, the SEC Staff expressed its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to the Company. In June 2000, the SEC issued SAB 101B which delayed the effective date of application of SAB 101 until the fourth quarter of 2000. The Company is currently evaluating SAB 101 to determine its impact on the Company's financial statements but does not expect the application of SAB 101 to have a material effect on its operating income.

Form 10-Q Part I                                                  Broadwing Inc.

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

On November 9, 1999, the Company completed its merger with IXC Communications, Inc. ("the Merger") and formed the basis for its Broadband segment, i.e. the Broadwing Communications Inc. subsidiary. The Merger was accounted for as a purchase and, accordingly, the operating results of Broadwing Communications have been included in the Company's financial statements since the Merger date. Because of the Merger, comparisons of three-month and six-month results with the same periods in the prior year may not yield meaningful results in the absence of additional pro forma information. With regard to consolidated results and those of the Broadband segment, the Company has provided pro forma information (assuming the Merger occurred on January 1, 1999) to aid in the reader's understanding of the financial results presented. In these instances, financial results and management's discussion thereof will be labeled as "pro forma". The following table summarizes the Company's actual results for 2000 and pro forma results for the quarterly and year-to-date periods ending June 30, 1999:

                                                                                     PRO FORMA
                                                                                     ---------
                                                  Three Months Ended June 30,                       Six Months Ended June 30,
                                                  ---------------------------                       -------------------------
($ Millions)                                    2000       1999     Change       %            2000        1999      Change        %
------------                                    ----       ----     ------       -            ----        ----      ------        -
Revenues:
   Broadband                               $   241.1   $  176.0     $  65.1      37         $  454.1    $   354.5    $   99.6    28
   Local communications                        196.9      183.1        13.8       8            389.7        362.2        27.5     8
   Wireless                                     43.0       20.7        22.3     107             79.6         35.9        43.7   122
   Other communications                         36.2       28.2         8.0      28             65.7         55.2        10.5    19
   Intersegment                                (17.2)      (3.0)      (14.2)     --            (27.8)        (6.3)      (21.5)   --
                                           ---------   --------     -------                 --------    ---------    --------
   Total                                       500.0      405.0        95.0      23            961.3        801.5       159.8    20

Costs and expenses:
   Cost of providing services and
   products sold                               231.3      214.0        17.3       8            450.2        421.8        28.4     7
   Selling, general and administrative         139.0      119.1        19.9      17            296.4        226.7        69.7    31
                                           ---------   --------     -------                    -----       ------       -----
   Total                                       370.3      333.1        37.2      11            746.6        648.5        98.1    15

EBITDA                                         129.7       71.9        57.8      80            214.7        153.0        61.7    40
Depreciation                                    81.1       66.3        14.8      22            163.6        127.1        36.5    29
Amortization                                    28.1       28.5         (.4)     (1)            56.2         57.1         (.9)   (2)
Restructuring Charges (Credits)                  (.2)      13.1       (13.3)   (102)             (.2)        13.1       (13.3) (102)
Other Infrequent Costs                             -       12.8       (12.8)     --                -         12.8       (12.8)   --
                                           ---------   --------     -------                 --------    ---------    --------
Operating Income (Loss)                         20.7      (48.8)       69.5     142             (4.9)       (57.1)       52.2    91

Other Income (Expense), Net                      (.1)     (10.9)       10.8      99              6.9         (5.0)       11.9    --
Equity Loss in Unconsolidated Entities           4.0       13.1        (9.1)    (69)             6.0         16.0       (10.0)  (63)
Minority Interest Expense                       11.0       10.3          .7       7             21.9         19.6         2.3    12
Interest Expense                                40.2       25.2        15.0      60             76.6         51.7        24.9    48
                                           ---------   --------     -------                 --------    ---------    --------

Loss from Continuing Operations
   Before Income Taxes                         (34.6)    (108.3)       73.7      68           (102.5)      (149.4)       46.9    31
Income Tax Provision (Benefit)                  (5.1)      18.4       (23.5)   (128)           (17.4)        33.4       (50.8) (152)
                                            ----------  --------     -------                 ----------- ---------    --------
Loss from Continuing Operations                (29.5)    (126.7)       97.2      77            (85.1)      (182.8)       97.7    53
Income from Discontinued Operations,
  Net of Taxes                                     .2        .7         (.5)    (66)              .3          1.4        (1.1)  (78)
                                            ----------  --------     -------                 --------    ---------    --------
Net Loss                                        (29.3)   (126.0)       96.7      77            (84.8)      (181.4)       96.6    53
Dividends and Accretion Applicable
  to Preferred Stock                              2.6       1.6         1.0      63              2.9          3.2         (.3)   (9)
                                            ----------  --------     -------                 --------    ---------    --------
Net Loss Attributable to
  Common Shareowners                        $   (31.9)  $(127.6)     $ 95.7      75          $ (87.7)    $ (184.6)    $  96.9    52
                                            ==========  ========     =======                 =========== ==========   ========

Loss per Common Share
   (Basic and Diluted)                      $    (.15)  $  (.62)     $  .47      76          $  (.42)    $   (.90)    $   .48    53
                                            ==========  ========     =======                 ========    =========    ========

Form 10-Q Part I                                                  Broadwing Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW

The discussion and analysis of the Company's Consolidated and Broadband segment operating results are presented on both a "pro forma" and "as reported" basis. All other operating segments are presented on an as reported basis since they were not affected by the Merger.

CONSOLIDATED OVERVIEW ON A PRO FORMA BASIS:

Strong revenue growth continued in the current quarter with all segments contributing to growth. Revenues for the current quarter and year-to-date periods were 23% and 20% higher than in the respective prior periods.

The Broadband segment, which encompasses the operations of the Company's Broadwing Communications Inc. subsidiary, produced more than 60% of the increase for both periods. Broadband segment revenues of $241 million for the current quarter were 37% higher than in the prior year quarter, while year-to-date revenues of $454 million were 28% higher than in the first six months of 1999. Both periods benefited from growth in broadband transport, data and Internet and network integration and consulting revenues. The Local Communications segment continued its strong revenue growth with increases of 8% in both periods. Revenues of $197 million for the quarter and $390 million year-to-date reflected growth that came primarily from data and broadband transport and value-added services. The Company's Wireless segment continued its rapid growth, increasing 107%, or $22 million during the current quarter and 122%, or $44 million, year-to-date. Wireless segment revenues continue to increase on the basis of both postpaid and prepaid subscriber growth. Revenues for the Other Communications segment increased 28% in the current quarter and 19% year-to-date, growing to $36 million and $66 million, respectively. These revenue increases are primarily the result of the new residential long distance offering at Cincinnati Bell Any Distance ("CBAD"), higher directory advertising revenues and new web hosting revenues.

Costs of providing services and products sold were $231 million for the current quarter and $450 million year-to-date, increases of $17 million and $28 million versus the respective prior year periods. Higher costs were incurred in the current year for customer care, maintenance of the fiber-optic network and material costs associated with network integration and consulting revenues. Somewhat offsetting these increases were reduced access and transmission fees that result from a reduced reliance on other interexchange carriers as the Company expands its national network infrastructure. Although costs of providing services increased approximately 8% over prior periods, it compares favorably with revenue growth. As a result, the Company's gross profit margin increased significantly, rising a full six points to approximately 54% in both periods.

Selling, general and administrative ("SG&A") expenses of $139 million in the current quarter and $296 million year-to-date increased $20 million and $70 million, respectively, over the prior year. These increases of 17% and 31%, respectively, were primarily due to spending on the Company's advertising campaigns, an increased sales force to support both new and existing products and services, and costs and expenses associated with the rapid growth of the Company's wireless business.

In the current quarter, EBITDA of $130 million represented an 80% improvement over the prior year quarter. On a year-to-date basis, EBITDA of $215 million increased 40% over the prior year period. Current quarter and year-to-date EBITDA margin expanded to 26% and 22% for the quarter and six-month periods, respectively, from 18% and 19% margins for the same periods in the prior year. Improvements in EBITDA were contributed by the Broadband, Local Communications and Wireless segments but these were somewhat offset by the declining EBITDA of the Other Communications segment. Other Communications' lower EBITDA was largely attributable to start-up costs (primarily advertising expenditures) associated with the introduction of its CBAD offering and the Company's ZoomTown.com web hosting business.

Depreciation and amortization expenses of $109 million in the current quarter represented a $14 million increase over the prior year quarter, with year-to-date totals increasing $36 million to $220 million. Current quarter and year-to-date increases of 15% and 19%, respectively, were incurred primarily by the Broadband segment and reflects the continued buildout of its national network infrastructure. Higher depreciation and amortization expenses were also incurred by the Local Communications and Wireless segments as both continued construction of their regional network infrastructures.

Operating income of $21 million in the current quarter represents a $70 million improvement over the $49 million operating loss recorded in the prior year quarter. The operating loss of $5 million reported in the first six months of

Form 10-Q PART I                                                Broadwing Inc.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2000 was $52 million better than the $57 million operating loss reported in the prior year period, with improvements being provided by the Broadband, Wireless and Local Communications segments.

Minority interest expense of $11 million represented a small increase in comparison to the prior year quarter, with year-to-date totals increasing by $2 million to $22 million. Minority interest expense consists of dividends and accretion on the 12 1/2% preferred stock of Broadwing Communications Inc. offset by AT&T PCS' 19.9% minority interest in the net loss of the Company's wireless business.

Interest expense increased $15 million for the quarter and $25 million year-to-date due to higher average debt levels necessary to fund expansion of the fiber-optic network and higher interest rates in the current year (see further discussion of indebtedness under "Financial Condition" and in the Notes to Financial Statements).

The Company realized a gain of $7 million in the current year on the sale of approximately 100,000 shares of the common stock of an investment that the Company classifies as an "available for sale" security under SFAS 115.

The Company had losses of $4 million for the current quarter and $6 million year-to-date relating to an equity investment accounted for under the equity method, significantly better than the $16 million equity loss recorded during the first six months of 1999.

Income tax expense decreased $24 million for the quarter and $51 million year-to-date as a function of lower pre-tax income, somewhat offset by the effect of certain non-deductible expenses such as goodwill amortization and minority interest dividends. The income tax provision for 1999 periods reflects a net expense due to the non-recognition of tax benefits in the pre-Merger environment.

Income from discontinued operations, comprising the operations of the Company's former Cincinnati Bell Supply ("CBS") subsidiary, contributed an additional $.2 million in income (net of tax) in the current quarter and $.3 million year-to-date. Comparable amounts in the prior year periods were approximately $1 million.

The Company reported a net loss of $29 million during the second quarter and $85 million for the first six months, representing a $97 million improvement over the respective prior year periods. Similar improvement was experienced with regard to the net loss applicable to common shareholders, which improved $96 million during the current quarter to $32 million, a $.15 loss per common share. On a year-to-date basis, the net loss applicable to common shareholders of $88 million resulted in a $.42 loss per common share.

CONSOLIDATED OVERVIEW ON AN AS REPORTED BASIS:

A tabular presentation of the financial results referred to in this discussion can be found in the Condensed Consolidated Statements of Income and Comprehensive Income on page 3 of this Report on Form 10-Q.

Revenues of $500 million in the current quarter and $961 million year-to-date were $253 million and $479 million higher than in the respective prior periods, owing largely to the Merger and growth of the Company's wireless business. Costs and expenses (less depreciation and amortization) of $370 million for the quarter and $747 million for the first six months were $206 million and $424 million higher than in the same periods in 1999. Regarding the increase in costs and expenses, over 90%, or approximately $200 million in each of the first two quarters, was attributable to the operations of the recently acquired Broadband segment. Although the Wireless and Other Communications segments experienced higher expenses as a function of higher revenues (year-to-date increases of $25 million and $28 million, respectively), the Local Communications segment was successful in reducing expenses despite a $28 million increase in year-to-date revenues. Further discussion of these results can be found in the discussion of pro forma results above.

For the current quarter, EBITDA improved $47 million to $130 million, a gain of 56%. On a year-to-date basis, EBITDA increased $55 million to $215 million, representing improvement of 35%. Significant EBITDA improvements by the Local Communications and Wireless segments and the addition of the Broadband segment in the current year was somewhat offset by the declining EBITDA of the Other Communications segment. Also experiencing a significant decline was EBITDA margin, which decreased to 26% in the current quarter and 22% in the six-month period due to higher maintenance to support the fiber-optic network and to introduce the Company's new brand name, nationwide presence and new products and services. The Company is experiencing an improvement in EBITDA as it begins to better leverage its network infrastructure and back-office systems.

Form 10-Q Part I                                                  Broadwing Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income from discontinued operations, comprising the operations of the Company's former CBS subsidiary, contributed an additional $.2 million in income (net of tax) in the current quarter and $.3 million year-to-date. Comparable amounts in the prior year periods were approximately $1 million.

The Company reported a net loss of $29 million during the second quarter and $85 million year-to-date, a $58 million and $138 million decline versus the prior year, respectively. The net losses applicable to common shareholders were $32 million in the second quarter, or a $.15 loss per common share and $88 million in the first six months, or $.42 per common share. In the prior year quarter, net income applicable to common shareholders was $28 million, resulting in basic and diluted earnings per common share of $.21 and $.20, respectively.

BROADBAND

                                                                                  Pro Forma
                                            --------------------------------------------------------------------------------------
                                                         Three Months                                  Six Months
                                                        Ended June 30,                                Ended June 30
                                            ----------------------------------------         -------------------------------------
($ Millions)                                     2000       1999     Change       %            2000        1999      Change       %
------------                                     ----       ----     ------       -            ----        ----      ------       -
Revenues:
  Broadband transport                       $    97.1   $   73.6     $  23.5      32         $  187.6    $   144.4    $   43.2    30
  Switched services                              97.4       89.8         7.6       8            201.2        182.6        18.6    10
  Data and Internet                              12.0        5.4         6.6     122             21.6         10.6        11.0   104
  Other                                          34.6        7.2        27.4      --             43.7         16.9        26.8   159
                                            ---------   --------     -------                 --------    ---------    --------
  Total                                         241.1      176.0        65.1      37            454.1        354.5        99.6    28

Costs and expenses:
  Cost of providing services
   and products sold                            140.8      119.2        21.6      18            267.0        234.0        33.0    14
  Selling, general and administrative            74.1       67.5         6.6      10            163.1        124.9        38.2    31
                                            ---------   --------     -------                 --------    ---------    --------
  Total                                         214.9      186.7        28.2      15            430.1        358.9        71.2    20

EBITDA                                           26.2      (10.7)       36.9      --             24.0         (4.4)       28.4    --
EBITDA margin                                    10.9%      (6.1)%   +17 pts                      5.3%        (1.2)%    +7 pts

                                                                                    As Reported
                                            ----------------------------------------------------------------------------------------
                                                            Three Months                                   Six Months
                                                           Ended June 30,                                 Ended  June 30,
                                            ---------------------------------------         ----------------------------------------
($ Millions)                                     2000       1999     CHANGE       %            2000        1999      Change        %
------------                                     ----       ----     ------       -            ----        ----      ------        -
Revenues:
  Broadband transport                       $    97.1   $     --     $  97.1      --         $  187.6    $      --    $  187.6    --
  Switched services                              97.4       14.9        82.5      --            201.2         30.0       171.2    --
  Data and Internet                              12.0         .1        11.9      --             21.6           .1        21.5    --
  Other                                          34.6        3.1        31.5      --             43.7          5.2        38.5    --
                                            ---------   --------     -------                 --------    ---------    --------
  Total                                         241.1       18.1       223.0      --            454.1         35.3       418.8    --

Costs and expenses:
  Cost of providing services
   and products sold                            140.8       10.9       129.9      --            267.0         20.9       246.1    --
  Selling, general and administrative            74.1        6.5        67.6      --            163.1         12.1       151.0    --
                                            ---------   --------     -------                 --------    ---------    --------
  Total                                         214.9       17.4       197.5      --            430.1         33.0       397.1    --

EBITDA                                           26.2         .7        25.5      --             24.0          2.3        21.7    --
EBITDA margin                                    10.9%       3.9%    +15 pts                      5.3%         6.5%    +12 pts

BROADBAND ON A PRO FORMA BASIS:

The Broadband segment utilizes its advanced fiber-optic network consisting of more than 17,000 route miles to provide broadband transport (previously referred to as "private line"), data transport, Internet services, switched long distance, network integration and consulting and other services. This segment also provides network capacity and fibers in the form of indefeasable right-to-use ("IRU") agreements. These services are offered nationally through the Company's Broadwing Communications Inc. subsidiary.

Broadband transport services are comprised of the lease of dedicated circuits that customers use to transmit traffic.

Form 10-Q Part I                                                  Broadwing Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

These services are sold on a circuit lease and indefeasible right-to-use basis. Switched services represent the transmission of long-distance switched traffic to retail business customers and resellers. Data/Internet services include providing ATM/frame relay, web hosting and collocation services. Other is comprised of network integration and consulting services and the sale of the related equipment, network construction services, revenues earned for trials of vendor-supplied equipment and, in 1999, revenues from the Company's now completed Vyvx project.

Revenues increased $65 million in the current quarter and nearly $100 million year-to-date, growing 37% and 28% versus the respective prior periods. These increases were primarily due to growth in broadband transport revenues, which contributed $24 million of the increase over the prior year quarter and $43 million on a year-to-date basis. Broadband transport revenues increased 32% over the prior year quarter and 30% year-to-date due to increasing demand for high-bandwidth transport from businesses, Internet service providers and "dot-coms", along with higher IRU revenues.

Switched services revenue increased $8 million in the current quarter and $19 million year-to-date, with both periods benefiting from additional traffic associated with the May 10, 1999 acquisition of Coastal Telcom Limited Company and other related companies under common control ("Coastal"). This was partially offset by the decrease in the wholesale portion of switched services revenues as a result of the decision to de-emphasize this business. Wholesale revenues represented approximately 40% of total switched services revenue for the first six months of 2000, in comparison to approximately 50% a year ago. The Company has improved it margins on switched wholesale revenues in the current year, achieving a small positive margin for the first six months. By contrast, gross profit margins on switched wholesale minutes were negative in the prior year periods.

Data and Internet revenues more than doubled in both periods, contributing an additional $7 million and $11 million versus the prior year periods. Data and Internet revenues continue to grow on the strength of demand for Internet-based, ATM/frame relay, web hosting and collocation services. The Company fulfilled demand for these services through the construction of six new data centers in the second quarter, bringing its total of fully operational data centers to nine nationwide.

Other revenues increased significantly, growing by more than $27 million versus the prior year quarter and year-to-date. Network integration, consulting and hardware revenues increased by $12 million in the current quarter and $19 million year-to-date. The Company also earned approximately $10 million in revenues this quarter related to a field trial of new optical network equipment that will serve as the basis for the Company's optical switched network. Current quarter results also include approximately $10 million in revenues from network construction projects. Somewhat offsetting this was approximately $7 million in revenues earned on the Vyvx project in the prior year.

Costs of providing services and products sold primarily reflects access charges paid to LECs, transmission lease payments to other carriers, costs incurred for construction services and employee and hardware costs in the data-consulting arena. In the current quarter, costs of providing services and products sold amounted to $141 million, an 18% increase over the second quarter of 1999. For the six-month period, the $267 million incurred represented a 14% increase over the same period in 1999. These increases were driven primarily by revenue growth, but were held to a minimum due to a decreased reliance on transmission and access charges from other carriers as the Company continues to expand and groom its own nationwide fiber-optic network. Future costs of providing services and products sold expense is expected to continue to grow as a function of revenue, but decline somewhat as a percentage of revenue as more of the traffic is carried on the Company's network. The gross profit margin continued to rise, with both current quarter and year-to-date gross margin percentages in excess of 40%. This compares favorably with the 32% recorded in the prior year quarter and 34% for the first six months of 1999.

Selling, general and administrative expenses were higher in the current quarter, with expenses of $74 million representing a 10% increase over the prior year quarter. For the six-month period, SG&A expenses of $163 million were 31% higher than in the respective prior period. Although current quarter SG&A expenses were 10% higher than in the prior year, they represented a considerable improvement over the $89 million recorded in the first quarter of 2000. This sequential quarter decrease was attributable to the conclusion of the initial nationwide advertising campaign to launch the new "Broadwing" brand. Advertising expenditures amounted to only $4 million in the current quarter, a considerable decrease versus the $19 million recorded in the prior quarter. However, advertising expenditures are higher than in the respective prior year periods, with the $4 million in expenditures for the current quarter representing a $1 million increase over that of the prior year quarter and $23 million in year-to-date spending increasing $20 million over the first six months of 1999. The remainder of the increase in SG&A expenses was primarily salary-related costs as the Company added approximately 700 employees resulting from the acquisition of Coastal and the expansion of the retail and IT consulting businesses.

In the current quarter, EBITDA of $26 million represented a $37 million improvement over the $11 million in negative EBITDA recorded during the second quarter of 1999. Similarly, EBITDA of $24 million for the six-month period was $28 million higher than that reported in the first six months of 1999. Significant improvements in EBITDA margin were also experienced, as current quarter and year-to-date EBITDA margins increased to 11% and 5%, respectively.

Form 10-Q Part I                                                  Broadwing Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This compares favorably with the negative EBITDA margins recorded in the prior year periods.

BROADBAND ON AN AS REPORTED BASIS:

Revenues of $241 million in the current quarter were $223 million higher than in the prior year quarter while year-to-date revenues of $454 million were $419 million higher than that recorded in the prior year. All categories were higher in the current year due to the Merger, with additional growth coming from network integration and consulting services provided by the IT Consulting subsidiary. These network integration and consulting revenues were $12 million higher in the current quarter and $19 million year-to-date versus the prior year periods.

Cost of providing services and products sold increased $130 million during the current quarter and $246 million year-to-date due to the Merger and growth in the IT Consulting business. Selling, general and administrative expenses increased for the same reasons along with higher advertising expenses, resulting in quarterly and year-to-date increases of $68 million and $151 million, respectively.

In the current quarter, EBITDA of $26 million was $25 million higher than during the same quarter last year. Similarly, year-to-date EBITDA of $24 million was $22 million higher than during the first six months of 1999.

                                                               Three Months                                Six Months
                                                              Ended June 30,                             Ended June 30,
                                              --------------------------------------------   --------------------------------------
                                                    2000         1999         Chg.      %       2000          1999       Chg.    %
                                                    ----         ----         ----      -       ----          ----       ----    -
LOCAL COMMUNICATIONS

($ Millions)
Revenues
   Local service..........................     $  112.1    $    105.3   $    6.8      6      $  223.4     $209.5     $ 13.9       7
   Network access.........................         49.3          46.4        2.9      6          97.6       92.1        5.5       6
   Other services.........................         35.5          31.4        4.1     13          68.7       60.6        8.1      13
                                               --------     ---------    -------             --------     ------     ------
   Total..................................        196.9         183.1       13.8      8         389.7      362.2       27.5       8

Costs and Expenses:
   Cost of providing services and
   products sold..........................         64.5          68.8       (4.3)    (6)        130.9      139.3       (8.4)     (6)
   Selling, general and administrative ...         35.7          36.2        (.5)    (1)         71.6       71.1         .5       1
                                               --------     ---------    -------             --------     ------     ------
   Total..................................        100.2         105.0       (4.8)    (5)        202.5      210.4       (7.9)     (4)

EBITDA....................................     $   96.7    $     78.1   $   18.6     24      $  187.2     $151.8     $ 35.4      23
EBITDA margin.............................         49.1%         42.7%    +6 pts                 48.0%      41.9%    +6 pts

Access lines (In thousands)...............        1,051         1,051         --     --         1,051      1,051         --      --
Voice grade equivalents (In thousands)....          608           438        170     39           608        438        170      39

The Local Communications segment provides local service, network access, long distance, data and Internet services, ADSL transport, sales and installation of communications equipment and other ancillary telecommunications services through its Cincinnati Bell Telephone ("CBT") subsidiary.

The local service category provided consistent revenue growth and accounted for the majority of the increase for the segment, growing 6% for the quarter and 7% year-to-date ($7 million and $14 million, respectively). Nearly 18,000 new subscribers were added for the Company's Complete Connections calling service bundle during the second quarter, bringing total residential subscribership and penetration rates to 156,000 and 22%, respectively. Over 3,000 of the 18,000 new subscribers chose CBT's latest product bundling offer, Complete Connections Universal-Registration Mark- (introduced May 1,
2000), which allows the CBT customer to combine high-speed data transport, local service, custom calling features, Internet access, wireless and long distance services on one customer bill. Similar success has been achieved with regard to the Company's ZoomTown-SM- ADSL product with subscribership nearing 29,000 as a result of the 5,000 subscribers added this quarter. The growth of the ZoomTown-SM- service resulted in $2 million in added revenues in comparison to the prior year quarter and $3 million year-to-date. The Local

Form 10-Q Part I                                                  Broadwing Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Communications segment is now able to provision ADSL service across 76% of its regional network infrastructure and continues to add to this capability.

Network access revenues of $49 million for the quarter and $98 million year-to-date represented 6% increases over the respective prior year periods. The sale of high capacity digital services (expressed in voice grade equivalents, or "VGEs") increased 39%, resulting in approximately $4 million in new revenues for the quarter and $8 million year-to-date. The Company also realized additional revenues due to the recovery of mandated telecommunications costs. In spite of a 6% increase in access minutes of use, current year switched access revenues were approximately $2 million lower due to decreased per-minute rates as part of the optional incentive rate regulation at the Federal level in July 1999.

Other services revenue grew 13% in the current quarter and year-to-date, increasing to $36 million and $69 million, respectively. The Company's competitive pricing structure for the high-speed Internet access (ZoomTown-SM-) and Internet service provider (FUSE) bundle resulted in increased subscribership for FUSE, which added 9,000 new subscribers in the quarter and nearly 20,000 subscribers since the second quarter of last year. FUSE revenues have grown nearly $2 million since the second quarter of last year. Other increases in the category are attributable to agency fees from interexchange carriers and sales of long-distance services, higher rent and facilities collocation revenue and a lower loss on receivables versus the prior year quarter.

Costs and expenses (excluding depreciation and amortization) of $100 million for the quarter and $203 million year-to-date were $5 million and $8 million less than in the prior year periods, respectively. This expense decrease was primarily related to a 6% decrease in costs of providing services and products sold, which dropped $4 million and $8 million versus the respective prior periods. The decrease in costs of providing services and products sold was the result of lower employee costs and operating taxes. Gross profit margin also continues to improve, increasing to 67% in the current quarter and 66% year-to-date and comparing favorably with the 62% gross profit margin recorded in the prior year periods.

Selling, general and administrative expenses were slightly lower in the quarter and during the six-month period with higher advertising and customer care expenses associated with new calling service bundles and the Company's ZoomTown-SM- ADSL service being more than offset by lower Year 2000 programming costs.

As a result of the above, EBITDA grew to $97 million in the current quarter and $187 million year-to-date, providing EBITDA margin increases of six points in each period. Current quarter results represent the eighth consecutive quarter of EBITDA margin improvement for the Local Communications segment. Cincinnati Bell Telephone continues to improve its EBITDA, profitability and margins by leveraging the fixed investment in its telecommunications network to offer new products and services without significant incremental costs. Furthermore, CBT is able to offer a wide variety of telecommunications services at attractive prices and with the added convenience of one customer bill. Also, CBT's access line losses to competitive carriers have been minimal.

Form 10-Q Part I                                                  Broadwing Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                               Three Months                                Six Months
                                                              Ended June 30,                             Ended June 30,
                                               ----------------------------------------      -------------------------------------
WIRELESS                                          2000         1999        Chg.      %          2000        1999       Chg.      %
--------                                          ----         ----        ----      -          ----        ----       ----      -
($ Millions)
Revenues
   Service................................     $   41.2    $     18.3   $   22.9    125      $   75.0     $ 31.1     $ 43.9     141
   Equipment..............................          1.8           2.4       (0.6)   (25)          4.6        4.8       (0.2)     (4)
                                               --------     ---------    -------             --------     ------     ------
Total.....................................         43.0          20.7       22.3    107          79.6       35.9       43.7     122

Costs and Expenses:
   Cost of providing services and
   products sold..........................         19.2          14.7        4.5     31          36.8       26.0       10.8      42
   Selling, general and administrative ...         18.0          11.0        7.0     64          35.4       21.1       14.3      68
                                               --------     ---------    -------             --------     ------     ------
   Total..................................         37.2          25.7       11.5     45          72.2       47.1       25.1      53

EBITDA....................................     $    5.8    $     (5.0)  $   10.8     --      $    7.4     $(11.2)    $ 18.6      --
EBITDA margin.............................         13.5%        (24.2)%  +38 pts                  9.3%     (31.2)%  +41 pts

Number of subscribers (in thousands)......        238.9          88.8      150.1    169
Customer churn, postpaid
   (quarterly average).....................         1.29%         1.37%       --      6
Average revenue per unit, postpaid
  customers (ARPU)........................          $70           $77        $(7)    (9)

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

Wireless segment revenues increased approximately $22 million in each of the first two quarters of the current year, more than doubling in both periods. In the current quarter, revenues of $43 million represented a 107% increase over the prior year period with year-to-date revenues increasing 122% to $80 million. Growth is coming primarily from service revenues, which more than doubled on the basis of increased subscribership, consistent average revenue per unit ("ARPU") and low customer churn. Remaining revenues resulted from the sale of handsets and associated accessories.

Approximately 39,000 subscribers were added during the quarter, with significant growth from both the postpaid and prepaid categories (20,000 and 19,000, respectively). Total subscribership now stands at approximately 239,000, a 169% increase versus the prior year quarter. Average revenue per unit from postpaid subscribers was $70 for the quarter; 9% less than in the prior year quarter but a 5% improvement over the $67 generated in the first quarter of 2000. Average customer churn in the current quarter remained low and was among the best in the industry at 1.29% per month for postpaid subscribers. Additionally, prepaid subscribership grew from approximately 28,000 subscribers at the end of the prior quarter to approximately 47,000 at the end of the current quarter. This is significant because i-wireless-SM-represents an efficient use of the Company's wireless network due to its use of off-peak minutes. Also, the cost per gross addition ("CPGA") for i-wireless-SM- subscribers is approximately half that of postpaid subscribers.

Costs and expenses (excluding depreciation and amortization) of $37 million increased 45% versus the prior year quarter. The year-to-date total of $72 million represented a 53% increase versus the $47 million recorded during the first six months of 1999 and was primarily a function of increasing subscribership.

Cost of providing services and products sold consists largely of incollect expense (whereby CBW incurs costs associated with its subscribers using their handset while in the territory of another wireless service provider), network operations costs, interconnection expenses and cost of equipment sales. These costs were 46% of revenue in the first six months of 2000, considerably better than the 72% incurred during the same period in the prior year. In total, costs of

Form 10-Q Part I                                                  Broadwing Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

providing services and products sold increased 31% in the current quarter to $19 million due primarily to increased subscribership and associated interconnection charges, incollect expense and operating taxes. Gross profit and gross profit margin also continues its rapid improvement. Gross profit of $24 million for the current quarter and $43 million year-to-date represents gross profit margins of approximately 55%, considerably better than the 29% gross profit margins in the prior year period.

Selling, general and administrative expenses include the cost of customer acquisition, which primarily consists of the subsidy of customer handsets, advertising, distribution and promotional expenses. These costs increased more than 60% to $18 million for the quarter and $35 million year-to-date in support of significant growth in subscribership. The CPGA for postpaid customers continued to decrease, dropping to $339 in the current quarter. This is significantly less than the CPGA of $385 in the first quarter of 2000 and $395 recorded in the prior year quarter. Selling, general and administrative costs also dropped significantly as a percentage of total revenue, decreasing from 58% of revenues in the prior year to 44% in the current year.

Significant EBITDA improvements have been achieved as the Company begins to leverage its network investment and benefit from an embedded customer base and low customer churn. For the quarter, EBITDA of $6 million represented an $11 million improvement over the prior year quarter. Similarly, year-to-date EBITDA of $7 million was $19 million higher than in the prior year period. Also increasing was EBITDA margin, expanding to 14% for the current quarter and 9% year-to-date, improvements of approximately 40 points over the negative EBITDA margins reported in the prior year periods.

                                                            Three Months                             Six Months
                                                            Ended June 30,                         Ended June 30,
OTHER COMMUNICATIONS                        ------------------------------------------     ---------------------------------------
--------------------                             2000         1999        Chg.     %           2000        1999       Chg.      %
                                                 ----         ----        ----    ---          ----        ----       ----     ---
($ Millions)

Revenues..................................   $   36.2    $     28.2   $    8.0     28      $   65.7     $ 55.2     $ 10.5       19

Costs and Expenses:
   Cost of providing services and
   products sold..........................       21.6          14.0        7.6     54          38.8       28.3       10.5       37
   Selling, general and administrative ...       13.9           6.6        7.3    111          30.6       13.2       17.4      132
                                             --------     ---------    -------             --------     ------     ------
   Total..................................       35.5          20.6       14.9     72          69.4       41.5       27.9       67

EBITDA....................................   $     .7    $      7.6   $   (6.9)   (91)     $   (3.7)    $ 13.7     $(17.4)    (127)
EBITDA margin.............................        1.9%         27.0%   -25 pts                 (5.6)%     24.8%   -30 pts

The Other Communications Services segment comprises the operations of the Company's Cincinnati Bell Directory ("CBD"), Cincinnati Bell Long Distance (doing business as Cincinnati Bell Any Distance) and ZoomTown.com subsidiaries, as well as its public payphone subsidiary. Cincinnati Bell Directory publishes Yellow Page directories and sells directory advertising and informational services to customers primarily in its Local Communications' segment service area. Cincinnati Bell Any Distance ("CBAD") resells voice long distance service primarily to small and medium-sized residence and business customers in the same Local Communications segment service area. ZoomTown.com provides Web hosting and other Internet-based products and services.

Revenues of $36 million for the quarter and $66 million year-to-date represented 28% and 19% increases versus the respective prior year periods. Producing the majority of the revenue increase was CBAD, gaining $9 million in the quarter and $12 million year-to-date on the success of its new "Any Distance" service offering. This offer was successful in capturing approximately 300,000 subscribers, including a 50% residential market share by the end of the first six months. Accounting for approximately 30% of the revenues for this segment was CBD, recording $19 million in revenues in the current quarter and $38 million year-to-date. In the first two quarters, revenues increased $1 million, or 6%, versus the prior year quarters, owing to the strength of the successful 1999 sales campaign. ZoomTown.com's Web hosting and content business continues to grow, providing approximately $1 million in additional revenues in the current quarter and year-to-date.

Costs and expenses (excluding depreciation and amortization) were approximately 70% higher in the current quarter and year-to-date, increasing by $15 million and $28 million, respectively. Costs of providing services and products sold were approximately $8 million higher for the quarter and $10 million year-to-date, with all subsidiaries in the segment reporting

Form 10-Q Part I                                                 Broadwing Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increases. This was primarily the result of the Any Distance offer and the operations of the Company's ZoomTown.com subsidiary. Cincinnati Bell Directory also reported an increase in direct costs resulting from higher sales commissions and printing costs for its directories. As a result of the above, gross profit margin for the segment decreased to approximately 40% for the quarter and year-to-date versus approximately 50% in the prior year periods.

Selling, general and administrative expenses were also higher for each subsidiary, increasing by $7 million versus the prior year quarter and $17 million year-to-date. Advertising and promotional efforts in support of the Any Distance offer were primarily responsible for the increases, amounting to $2 million in the current quarter and $8 million year-to-date. The Company's ZoomTown.com subsidiary reported a $1 million increase in SG&A expenses in the current quarter and $3 million year-to-date (consisting largely of customer care, consulting and other operational expenses).

As a result of the above, EBITDA declined to less than $1 million for the current quarter, a 91% decrease versus the approximately $8 million recorded in the prior year period. Six-month results were similar, with EBITDA dropping to a negative $4 million; $17 million less than in the first six months of 1999. Experiencing a similar decline was EBITDA margin, which dropped to slightly less than 2% in the current quarter and a negative 6% for the six-month period. Prior year EBITDA margins were approximately 27% and 25%, respectively.

FINANCIAL CONDITION

CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY

The Company's continued transformation from a wireline voice communications provider focused on its local franchise to a nationwide provider of telecommunications services and a regional provider of wireless services has resulted in significantly different financing requirements. Although the Company expects to generate positive cash flow from operations in 2000, capital expenditures and other investing needs continue to increase the Company's borrowings. The Company expects the need for additional borrowings to continue in the near term.

In order to provide for these cash requirements and other general corporate purposes, the Company recently obtained a $2.1 billion credit facility from a group of 24 lending institutions. The credit facility consists of $900 million in revolving credit and $750 million in term loans from banking institutions and $450 million in term loans from non-banking institutions. At June 30, 2000, the Company had drawn approximately $1.3 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the Merger and to provide for the Company's business needs. Accordingly, the Company has approximately $800 million in additional borrowing capacity under this facility as of the date of this report.

The interest rates to be charged on borrowings from the credit facility can range from 100 to 225 basis points above the London Interbank Offering Rate ("LIBOR"), depending on the Company's credit rating. The current borrowing rate ranges from 175 to 200 basis points above LIBOR. The Company will incur banking fees in association with this credit facility ranging from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

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

As of the date of this filing, the Company maintains the following credit ratings:

                                                                                     Duff & Phelps              Moody's
Entity          Description                          Standard and Poor's        Credit Rating Service     Investor Service
---------------------------------------------------------------------------------------------------------------------------
BRW      Corporate Credit Rating                            BB+                         BB+                      Ba2
CBT      Corporate Credit Rating                            BB+                         BBB+                     Baa3

The Company also has an ownership position in five publicly traded companies that were valued at approximately $400 million as of June 30, 2000, net of amounts collateralized on the PSINet forward sale of stock discussed in Note 5. The value of this portfolio has increased substantially subsequent to June 30, 2000 following the initial

Form 10-Q Part I                                                 Broadwing Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

public offering of the common stock of Corvis Corporation ("Corvis"). As of August 9, 2000, the Company has purchased $44 million in equity instruments of Corvis, the value of which has increased to approximately $772 million. The future sale of these securities is subject to certain SEC rules and contractual limitations.

On April 6, 2000, the Company completed the redemption and conversion of its 7 1/4% convertible preferred stock, exchanging 9,466,000 shares of its common stock for 1,058,292 shares of the 7 1/4% preferred stock, based on a conversion factor of 8.9446 common shares for each of the preferred shares. Conversion of these preferred shares into common stock of the Company eliminates approximately $8 million per year in cash dividend payments.

CASH FLOW

For the first six months of 2000, cash provided by operating activities was $109 million, $47 million higher than the $62 million generated for the first six months of 1999.

The Company's significant investing activities were capital expenditures and equity investments. Capital expenditures for the six-month period were approximately $322 million, considerably higher than the $109 million spent in the prior year period. This increase is attributable to expenditures associated with the expansion of the Company's nationwide fiber-optic network acquired in the Merger and additional equipment purchases by CBT. Capital expenditures to maintain and grow the nationwide fiber network, complete the wireless network expansion, and maintain the local Cincinnati network are now expected to be approximately $830 million in 2000, slightly higher than amounts spent by the Company on a pro forma basis in 1999. The Company continues to make equity investments in certain strategic partners. During the current quarter, the Company invested $30 million in the preferred stock of Corvis Corporation prior to its initial public offering (an additional $14 million in equity instruments of Corvis were purchased following the close of the current quarter), bringing to $58 million its investment in equity securities during the six-month period. Nearly $16 million in cash was provided through the sale of a portion of the Company's equity investments.

In contrast to the first six months of 1999 when $27 million in common stock dividends were paid to shareowners, no dividends were paid on common stock in the first six months of 2000. However, approximately $5 million in preferred stock dividends were paid to holders of the 7 1/4% preferred stock during the current six-month period (this preferred stock was converted into common shares of the Company in April 2000). Additionally, the Company switched to cash payments of dividends on its 12 1/2% preferred stock in February 2000 and approximately $25 million in dividends were paid on this preferred stock in the first six months of 2000. This amount is included in the "Minority Interest Expense (Income)" caption in the Condensed Consolidated Statements of Income and Retained Earnings. The Company did not incur any preferred stock dividends in the prior year because it did not have preferred stock outstanding prior to the Merger. The capital expenditures necessary to expand the Company's leading-edge, fiber-optic network and the retirement of $404 million of the outstanding 9% Notes has resulted in additional short-term and long-term borrowings. During the six-month period, the Company has increased its net borrowings by $160 million. An additional $50 million in cash was generated through the issuance of additional common shares as a result of stock option exercises during the first six months of 2000.

BALANCE SHEET

The following comparisons are relative to December 31, 1999.

The change in cash and cash equivalents, property, plant and equipment, investments in other entities, long-term debt, redeemable preferred stock and additional paid in capital is further explained in the preceding cash flow discussion. The increase in accounts receivable was primarily the result of higher revenues. Lower inventory levels are attributable to an increase in hardware sales. Goodwill and other intangibles decreased primarily as a result of amortization expense (see Note 2). Restructuring liabilities recorded in conjunction with the 1999 restructuring plan decreased as a result of cash expenditures during the first six months of 2000. Redeemable preferred stock decreased due to the conversion of 7 1/4% convertible preferred stock into common stock of the Company in April 2000, resulting in a corresponding increase in additional paid in capital. Increases to common stock outstanding and further increases to additional paid in capital are due to stock option exercises in the first six months of 2000. Accumulated other comprehensive income decreased in response to changes in the market value of the Company's equity investment portfolio.

Form 10-Q Part I                                                 Broadwing Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REGULATORY MATTERS AND COMPETITIVE TRENDS

FEDERAL - In February 1996, Congress enacted the Telecommunications Act of 1996 ("the 1996 Act"), the primary purpose of which was to introduce greater competition into the market for telecommunications services. Since February 1996, the Federal Communications Commission ("FCC") has initiated numerous rulemaking proceedings to adopt regulations pursuant to the 1996 Act. The 1996 Act and the FCC's rulemaking proceedings can be expected to impact CBT's in-territory local exchange operations in the form of greater competition. However, these statutes and regulations also create opportunities for the Company to expand the scope of its operations, both geographically and in terms of products and services offered.

OHIO - The TELRIC phase of CBT's alternative regulation case, which will establish the rates CBT can charge to competitive local exchange carriers for unbundled network elements, remains pending. The Public Utilities Commission of Ohio ("PUCO") issued its decision on the methodology CBT must use to calculate these rates on November 4, 1999. On January 20, 2000, the PUCO denied all parties' requests for rehearing except for one issue regarding nonrecurring charges. On March 17, 2000, CBT filed an appeal to the Ohio Supreme Court with respect to several issues. Cincinnati Bell Telephone's initial brief was filed on June 19, 2000. The PUCO's brief was due on August 8, 2000. Cincinnati Bell Telephone may file a reply brief by August 28, 2000. Nevertheless, CBT has submitted new cost studies as required by the PUCO's orders and is awaiting comments. After a period for review of the studies and resolution of any disputes, CBT is to file a tariff implementing the resulting rates.

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

Cincinnati Bell Telephone's current and potential competitors include other incumbent local exchange carriers, wireless services providers, interexchange carriers, competitive local exchange carriers and others. To date, CBT has signed various interconnection agreements with competitors and approximately 7,200 net access lines have been transferred to competitors.

Broadwing Communications faces significant competition from other fiber-based telecommunications companies such as Level 3 Communications, Qwest Communications International, Global Crossing and Williams Communications. These companies have enjoyed a competitive advantage over Broadwing Communications in the past due to better business execution. The Company feels that Broadwing Communications is well equipped to match these competitors on the basis of technology and has been working to improve on critical processes, systems and the execution of its business strategy. In order to achieve competitive advantage, the Company intends to develop or blend even more products and services from other subsidiaries into the operations of Broadwing Communications. This will be done as deemed necessary by the Company. Broadwing IT Consulting competes with Intranet hardware vendors, wiring vendors, and other network integration and consulting businesses.

The Company's other subsidiaries face intense competition in their markets, principally from larger companies. These subsidiaries primarily seek to differentiate themselves by leveraging the strength and recognition of the Company's brand equity, by providing customers with superior service and by focusing on niche markets and opportunities to develop and market customized packages of services. Cincinnati Bell Wireless is one of six active wireless service providers in the Cincinnati and Dayton, Ohio metropolitan market areas. Cincinnati Bell Directory's competitors are directory services companies, newspapers and other media advertising service providers in the Cincinnati metropolitan market area and now competes with "Yellow Book" following the sale of Donnelley's Cincinnati operations to Yellow Book. This competition may affect CBD's ability to grow or maintain profits and revenues.

Cincinnati Bell Any Distance has captured substantial market share in the Greater Cincinnati area since the introduction of its Any Distance offer, but still faces intense competition from larger long distance providers and other resellers. As a matter of necessity, margins on long distance minutes continue to fall as providers attempt to hold on to their subscriber base. Furthermore, significant advertising and other start-up costs are necessary in order to capture, and retain, market share.

Form 10-Q Part I                                                 Broadwing Inc.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Form 10-Q Part II                                                Broadwing Inc.

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is included in Note 11 of the notes to the condensed consolidated financial statements on page 13 of this quarterly report and is incorporated by reference in this Item 1.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company is restricted as to the payment of certain dividends as defined in the Credit Agreement governing its $2.1 billion credit facility further described in this Report on Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was conducted on April 19, 2000. At this meeting, shareholders voted on the election of directors and certain other proposals. The results of such votes were provided in the Company's Form 10-Q for the three months ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         The following are filed as Exhibits to Part I of this Form 10-Q:

         Exhibit
         Number
         -------
         (3)(a)            Amended Articles of Incorporation of Broadwing Inc.

         (10)(iii)(A)(1)   Broadwing Inc. 1997 Long Term Incentive Plan, as
                           amended and restated effective July 24, 2000.

         (10)(iii)(A)(2)   Broadwing Inc. Short Term Incentive Plan, as amended
                           and restated effective July 24, 2000.

         (10)(iii)(A)(3)   Broadwing Inc. Deferred Compensation Plan for
                           Outside Directors, as amended and restated effective July 24, 2000.

         (10)(iii)(A)(4)   Broadwing Inc. Pension Program, as amended and
                           restated effective July 24, 2000.

         (10)(iii)(A)(5)   Broadwing Inc. Executive Deferred Compensation Plan,
                           as amended and restated effective July 24, 2000.

         (27)              Financial Data Schedule

(b)      Reports on Form 8-K.

         (i) Form 8-K, date of report May 23, 2000, reporting that John F. Cassidy became President and Chief Operating Officer of all Cincinnati Bell operations of Broadwing Inc. The Company also reported that it had completed the sale of substantially all of the assets used in connection with the operation of its Cincinnati Bell Supply subsidiary on May 23, 2000.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        Broadwing Inc.






Date:  August 11, 2000                  /s/ Kevin W. Mooney
       -----------------                ---------------------------------------
                                        Kevin W. Mooney
                                        Chief Financial Officer