Form 10-Q
period 2000-09-30
BROADWING INC
filed 2000-11-14
CIK 716133

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---            SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

              __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____.


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


        At October 31, 2000, 216,126,940 common shares were outstanding.

                              TABLE OF CONTENTS

                        PART I. FINANCIAL INFORMATION


DESCRIPTION                                                                                    Page
-----------                                                                                    ----
Item 1.    Financial Statements (Unaudited):

           Condensed Consolidated Statements of Income and Comprehensive Income
           Three Months and Nine Months Ended September 30, 2000 and 1999                        3

           Condensed Consolidated Balance Sheets
           September 30, 2000 and December 31, 1999                                              4

           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2000 and 1999                                         5

           Notes to Condensed Consolidated Financial Statements                                  6

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                                            15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                           28

                         PART II. OTHER INFORMATION

DESCRIPTION                                                                                    Page
-----------                                                                                    ----
Item 1.    Legal Proceedings                                                                    30

Item 2.    Changes in Securities and Use of Proceeds                                            30

Item 3.    Defaults Upon Senior Securities                                                      30

Item 4.    Submission of Matters to a Vote of Security Holders                                  30

Item 5.    Other Information                                                                    30

Item 6.    Exhibits and Reports on Form 8-K                                                     30

           Signature                                                                            31

Form 10-Q Part I                                                 Broadwing Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                  COMPREHENSIVE INCOME (Millions of Dollars,
                       Except Per Common Share Amounts)
                                 (Unaudited)

                                                                      Three Months                         Nine Months
                                                                   Ended September 30,                 Ended September 30,
                                                                   -------------------                 -------------------
                                                                  2000             1999               2000           1999
                                                                  ----             ----               ----           ----
Revenues...............................................
  Broadband............................................          $264.0           $ 19.7            $ 718.1         $ 54.9
  Local communications.................................           199.5            186.9              589.2          549.1
  Wireless.............................................            49.1             25.7              128.6           61.7
  Other communications.................................            37.3             26.9              103.0           82.1
  Intersegment.........................................           (18.6)            (3.5)             (46.4)          (9.9)
                                                                 -------          -------           --------        ------
    Total Revenues ....................................           531.3            255.7            1,492.5          737.9

Costs and Expenses.....................................
  Cost of providing services and products sold.........           251.6            107.8              701.8          316.6
  Selling, general and administrative..................           142.3             57.5              438.6          171.4
  Depreciation.........................................            88.6             32.4              252.2           94.4
  Amortization.........................................            28.7               .9               84.9            3.7
  Restructuring credits................................             ---              ---                (.2)           ---
                                                                 -------          -------           --------        ------
    Total Costs and Expenses...........................           511.2            198.6            1,477.3          586.1
                                                                 -------          -------           --------        ------

Operating Income.......................................            20.1             57.1               15.2          151.8

Other Income...........................................            24.6               .5               31.6             .5
Minority Interest Expense (Income).....................            11.2             (1.7)              33.2           (5.8)
Equity Losses in Unconsolidated Entities...............             3.5              6.3                9.5            6.3
Interest Expense.......................................            43.1             13.9              119.7           31.9
                                                                 -------          -------           --------        ------

Income (Loss) from Continuing
 Operations Before Income Taxes........................          (13.1)              39.1            (115.6)         119.9

Income Tax Provision (Benefit).........................           10.3               14.0              (7.1)          43.3
                                                                 -------          -------           --------        ------

Income (Loss) from Continuing Operations...............          (23.4)              25.1            (108.5)          76.6
Income from Discontinued Operations, Net of Taxes......             .1                 .7                .4            2.2
                                                                 -------          -------           --------        ------
Net Income (Loss)......................................          (23.3)              25.8            (108.1)          78.8

Dividends and Accretion Applicable to
  Preferred Stock......................................            2.6                ---               5.5            ---
                                                                 -------          -------           --------        ------

Net Income (Loss) Applicable to Common
  Shareholders.........................................          (25.9)              25.8            (113.6)          78.8
                                                                 -------          -------           --------        ------

Other Comprehensive Income (Loss), Net of Tax:
  Unrealized gain (loss) on investments................           87.7                ---             (44.4)           ---
                                                                 -------          -------           --------        ------

Comprehensive Income (Loss)............................          $61.8            $  25.8           $(158.0)        $ 78.8
                                                                 =======          =======           ========        ======

Earnings (Loss) Per Common Share
 Basic
   Income (Loss) from Continuing Operations............          $(.12)           $   .18           $  (.54)        $  .56
   Income from Discontinued Operations, Net of Tax.....            ---                .01               ---            .02
                                                                 -------          -------           --------        ------
   Net Income (Loss)...................................          $(.12)           $   .19           $  (.54)        $  .58
                                                                 =======          =======           ========        ======
 Diluted
   Income  (Loss) from Continuing Operations...........          $(.12)           $   .18           $  (.54)        $  .54
   Income from Discontinued Operations, Net of Tax.....            ---                .01               ---            .02
                                                                 -------          -------           --------        ------
   Net Income (Loss)...................................          $(.12)           $   .19           $  (.54)        $  .56
                                                                 =======          =======           ========        ======

Dividends Declared Per Common Share....................          $ ---            $   ---           $   ---         $  .20

Average Common Shares Used for Earnings
  Per Share Calculations
   Basic...............................................           215.1             134.1             210.4          135.8
   Diluted.............................................           215.1             137.7             210.4          139.7


                       See Notes to Financial Statements.

Form 10-Q Part I                                                 Broadwing Inc.


                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (Millions of Dollars, Except Per Share Amounts)

                                                                                              (Unaudited)
                                                                                             September 30,     December 31,
                                                                                                 2000              1999
                                                                                                 ----              ----
ASSETS
Current Assets
  Cash and cash equivalents.........................................................         $     10.4        $     80.8
  Receivables, less allowances of $42.0 and $53.6...................................              282.2             224.5
  Material and supplies.............................................................               20.4              25.7
  Deferred income tax benefits......................................................               32.7              35.7
  Prepaid expenses and other current assets.........................................               46.4              36.3
                                                                                             ----------        ----------
          Total current assets......................................................              392.1             403.0

Property, plant and equipment, net..................................................            2,660.2           2,500.6
Goodwill and other intangibles, net.................................................            2,682.5           2,679.8
Investments in other entities.......................................................              823.0             843.3
Deferred charges and other assets...................................................               92.0              70.8
Net assets of discontinued operations...............................................                 .4               7.9
                                                                                             ----------        ----------
          Total Assets..............................................................         $  6,650.2        $  6,505.4
                                                                                             ==========        ==========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREOWNERS' EQUITY
Current Liabilities
  Short-term debt...................................................................         $     11.2        $      9.2
  Accounts payable..................................................................              223.6             228.9
  Current portion of unearned revenue and customer deposits.........................               93.4              82.6
  Accrued taxes.....................................................................               89.3              87.7
  Other current liabilities.........................................................              173.9             156.5
                                                                                             ----------        ----------
          Total current liabilities.................................................              591.4             564.9

Long-term debt, less current portion................................................            2,404.4           2,136.0
Unearned revenue, less current portion..............................................              613.5             633.5
Deferred income taxes...............................................................              150.5             221.8
Other long-term liabilities.........................................................              141.0             153.8
                                                                                             ----------        ----------

          Total liabilities.........................................................         $  3,900.8        $  3,710.0
                                                                                             ----------        ----------

Minority interest...................................................................              424.0             434.0

7 1/4% Convertible Preferred Stock, redeemable, $.01 par value, 5,000,000 shares authorized, no shares outstanding at September 30, 2000, aggregate liquidation preference of $105.8 and 1,058,380 shares
  issued and outstanding at December 31, 1999.......................................              ---               228.6

Commitments and Contingencies

Shareowners' Equity
  6 3/4% Cumulative Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 155,250 shares issued and outstanding at September 30,
    2000 and December 31, 1999......................................................              129.4             129.4
  Common shares, $.01 par value; 480,000,000 shares authorized;
    224,209,446 and 208,678,058 shares issued at September 30, 2000
     and December 31, 1999..........................................................                2.2               2.1
  Additional paid-in capital........................................................            2,324.5           1,979.5
  Accumulated deficit...............................................................             (108.1)              ---
  Accumulated other comprehensive income ...........................................              122.5             166.9
  Common stock in treasury, at cost: 7,805,800 shares at
    September 30, 2000 and December 31, 1999........................................             (145.1)           (145.1)
                                                                                             ----------        ----------

          Total shareowners' equity.................................................         $  2,325.4        $  2,132.8
                                                                                             ----------        ----------

Total Liabilities, Redeemable Preferred Stock and Shareowners' Equity...............         $  6,650.2        $  6,505.4
                                                                                             ==========        ==========


                       See Notes to Financial Statements.

Form 10-Q Part I                                                 Broadwing Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Millions of Dollars)
                                 (Unaudited)

                                                                                                               Nine Months
                                                                                                           Ended September 30,
                                                                                                           -------------------
                                                                                                           2000           1999
                                                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................................................................       $ (108.1)     $  78.8
Less: Income from discontinued operations, net of tax............................................             .4          2.2
                                                                                                        --------      --------
Net income (loss) from continuing operations.....................................................         (108.5)        76.6

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
   Depreciation..................................................................................          252.2         94.4
   Amortization..................................................................................           84.9          3.7
   Provision for loss on receivables.............................................................           53.0         11.5
   Non-cash interest expense.....................................................................           25.8          ---
   Realized gain from the sale of marketable securities..........................................          (31.9)         ---
   Other, net....................................................................................           26.5         (2.8)

Changes in assets and liabilities:
   Increase in receivables.......................................................................         (110.7)       (16.6)
   Decrease (increase) in other current assets...................................................           17.1         (6.6)
   Increase (decrease) increase in accounts payable..............................................           19.2          7.5
   Increase in other current liabilities.........................................................           79.8           ---
   Decrease in unearned revenues.................................................................           (9.2)        .9
   Increase in deferred income taxes and unamortized investment tax credits......................            2.8         (1.4)
   Increase in other assets and liabilities-net..................................................          (80.1)       (19.7)
                                                                                                        --------      --------

     Net cash provided by operating activities of continuing operations..........................          220.9        153.1
                                                                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures..........................................................................         (523.9)      (147.7)
   Purchase of common stock of IXC Communications, Inc. prior to Merger..........................           --         (250.0)
   Proceeds from sale of marketable securities and ownership interest in joint venture...........           25.9         (2.0)
   Proceeds from sale of property and equipment..................................................            2.2          ---
   Acquisitions (including Merger costs).........................................................           --          (24.3)
   Purchase of equity securities.................................................................          (75.7)         ---
   Purchase of treasury shares...................................................................           --         (134.3)
                                                                                                        --------      --------
   Net cash used in investing activities of continuing operations................................         (571.5)      (558.3)
                                                                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in short-term debt...............................................................            6.8         35.6
   Borrowings of long-term debt..................................................................          658.0        400.0
   Repayment of long-term debt...................................................................         (405.2)         (.7)
   Issuance of common shares.....................................................................           59.5          5.9
   Minority interest dividends paid..............................................................          (37.1)          ---
   Cash dividends paid...........................................................................           (9.7)       (41.1)
                                                                                                        --------      --------

   Net cash provided by financing activities of continuing operations............................          272.3        399.7
                                                                                                        --------      --------

   Net cash provided by (used in) discontinued operations........................................            7.9         (1.2)
                                                                                                        --------      --------

Net decrease in cash and cash equivalents........................................................          (70.4)        (6.7)

Cash and cash equivalents at beginning of period.................................................           80.8         10.1
                                                                                                        --------      --------
Cash and cash equivalents at end of period.......................................................       $   10.4     $    3.4
                                                                                                        ========      ========

Cash paid for:
   Interest (net of amount capitalized)..........................................................       $   84.7     $   16.1
                                                                                                        ========      ========
   Income taxes (net of refunds).................................................................       $     .5      $  41.1
                                                                                                        ========      ========

Non-cash Investing and Financing Activities:
   Amortization of preferred stock...............................................................       $    1.5      $   ---
                                                                                                        ========      ========
   Redemption of 7 1/4% convertible preferred stock...............................................      $  228.6      $   ---
                                                                                                        ========      ========


               See Notes to Financial Statements.

Form 10-Q Part I                                                 Broadwing Inc.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

(1) BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Broadwing Inc. and its consolidated subsidiaries ("the Company"). The Company is a diversified telecommunications company with principal businesses in four industry segments: Broadband, Local Communications, Wireless and Other Communications.

         The Broadband segment utilizes its advanced fiber-optic network consisting of more than 18,000 route miles to provide broadband transport, Internet services, data collocation, switched long distance, network integration/consulting and other services. This segment also provides network capacity and fibers in the form of indefeasable right-to-use ("IRU") agreements. These services are offered nationally through the Company's Broadwing Communications Inc. subsidiary.

         The Local Communications segment provides local service, network access, long distance, data and Internet services, ADSL transport, as well as sales of communications equipment to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. Services are marketed and delivered via the Company's Cincinnati Bell Telephone ("CBT") subsidiary.

         The Wireless segment includes the Company's Cincinnati Bell Wireless ("CBW") subsidiary, an 80%-owned venture with AT&T Wireless PCS, Inc. ("AT&T PCS"), which provides advanced digital personal communications to customers in its Greater Cincinnati and Dayton, Ohio operating areas. Services are provided over the Company's regional, and AT&T PCS' national, networks.

         The Other Communications segment comprises the operations of the Company's Cincinnati Bell Directory ("CBD"), Cincinnati Bell Long Distance (doing business as Cincinnati Bell Any Distance) and ZoomTown.com subsidiaries, as well as its public payphone subsidiary. Cincinnati Bell Directory publishes Yellow Page directories and sells directory advertising and informational services to customers primarily in the Greater Cincinnati service area. Cincinnati Bell Any Distance ("CBAD") resells voice long distance service primarily to residence and small and medium-sized business customers also in the Greater Cincinnati area. ZoomTown.com provides web hosting and other Internet-based products and services. The results of operations of Cincinnati Bell Supply are no longer reflected in this segment pursuant to the exit of this business in the second quarter of 2000.

         The consolidated financial statements of Broadwing Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Notes 2, 3, 4 and 7. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The December 31, 1999 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

(2)      ACQUISITIONS -

         IXC COMMUNICATIONS, INC.:

         On November 9, 1999, a wholly owned subsidiary of the Company was merged ("the Merger") with and into IXC Communications, Inc. ("IXC"), with IXC surviving as a wholly owned subsidiary of the Company. After completion of the Merger, IXC was renamed Broadwing Communications Inc. Under the terms of the Merger, each share of IXC common stock was exchanged for 2.0976 shares of the Company's common stock. The aggregate purchase price of $2.2 billion consisted of (all numbers approximate): $0.3 billion in cash for the purchase of five million shares of IXC common stock from General Electric Pension Trust; the issuance of 69 million shares of the Company's common stock valued at $1.6 billion, the issuance of 155,000 shares of 6 3/4% convertible preferred stock valued at $0.1 billion; and the issuance of 13 million options to purchase Broadwing common stock valued at $0.2 billion. These options were issued coincident with the Merger to replace the then outstanding and unexercised options exercisable for shares of IXC common stock. The Merger was accounted for as a purchase and, accordingly, the operating results of

         IXC (now Broadwing Communications) have been included in the Company's consolidated financial statements since the Merger date of November 9, 1999.

         The cost of the Merger has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values at the acquisition date and is subject to adjustment as the assumptions relating to the asset and liability valuations are finalized. In addition, the allocation may be impacted by changes in pre-acquisition contingencies identified during the allocation period by the Company relating to certain environmental, litigation and other matters. As a result, amounts allocated to goodwill were increased by approximately $51 million during the nine-month period ending September 30, 2000. This analysis will be finalized in the fourth quarter of 2000.

         The amount allocated to goodwill represents the excess of price paid over the fair value of assets realized and liabilities assumed in the Merger. These amounts are being amortized to expense over a 30-year period.

         The following summarized unaudited pro forma financial information assumes the Merger occurred at the beginning of each year:

                                                                          Three Months                     Nine Months
                                                                       Ended September 30,             Ended September 30,
                                                                       -------------------             -------------------
                                                                     2000             1999             2000             1999
                                                                     ----             ----             ----             ----
MILLIONS OF DOLLARS (EXCEPT PER SHARE AMOUNTS)
   Revenues................................................        $  531.3         $  425.8        $ 1,492.5         $ 1,227.3
   Earnings Before Interest, Taxes,
   Depreciation and Amortization (EBITDA)..................           137.4             87.8            352.1             240.8
   Net Loss Applicable to Common Shareholders..............        $  (25.9)        $  (72.7)       $  (113.6)        $  (257.3)
   Loss per common share (basic and diluted) ..............        $   (.12)        $   (.36)       $    (.54)        $   (1.26)

       The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger occurred on January 1, 1999.

(3) DISCONTINUED OPERATIONS - On May 23, 2000, the Company sold the majority of the operations of Cincinnati Bell Supply ("CBS") to CBS' management for $11.3 million in cash and the assumption of approximately $1 million in liabilities, recognizing a gain of $0.7 million net of tax. The Company has exited CBS' remaining operations. Cincinnati Bell Supply primarily refurbished and resold telecommunications equipment and customized fiber optic cable solutions for customers in the secondary market.

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

         Summarized financial information for the discontinued operation is as follows (millions of dollars):

                                                                         Three Months                      Nine Months
                                                                      Ended September 30,               Ended September 30,
                                                                      -------------------               -------------------
                                                                      2000           1999               2000           1999
                                                                      ----           ----               ----           ----
         RESULTS OF OPERATIONS:
           Revenues.............................................       ---            8.6               14.1           25.6
         Income (loss) before income taxes......................        .1            1.1               (.8)            3.4
         Income tax provision (benefit).........................       ---             .4               (.3)            1.4
         Gain on sale of discontinued operations, net of tax....       ---            ---                 .7            ---
                                                                     -----          -----              -----          -----
         Net income (loss)......................................        .1             .7                 .4            2.0
                                                                     =====          =====              =====          =====

                                                                         Three Months                      Nine Months
                                                                      Ended September 30,              Ended September 30,
                                                                      -------------------              -------------------
                                                                      2000           1999              2000           1999
                                                                      ----           ----              ----           ----
         FINANCIAL POSITION:
           Current Assets.......................................        .5            9.7                .5            9.7
           Total Assets.........................................        .5           10.6                .5           10.6
           Current Liabilities..................................       ---            1.1               ---            1.1
           Total Liabilities....................................        .1            1.2                .1            1.2
           Net Assets of Discontinued Operations................        .4            9.4                .4            9.4

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

       The restructuring costs accrued in 1999 included the costs of involuntary employee separation benefits (including severance, medical and other benefits) related to 347 employees which primarily affect customer support, infrastructure and long distance operations. As of September 30, 2000, approximately 300, or 88%, of the employee separations had been completed. The restructuring plans also included costs associated with closing a number of technical and customer support facilities, decommissioning certain switching equipment, and terminating contracts with vendors.

       The following table illustrates activity in this reserve since December 31, 1999:

                                                  Balance                                                       Balance
       Type of costs (in millions):          December 31, 1999        Expenditures        Adjustments     September 30, 2000
       ----------------------------          -----------------        ------------        -----------     ------------------
          Employee separations                   $     8.2               $   (5.9)        $      .8           $     3.1
          Facility closure costs                       4.4                   (2.2)            (1.0)                 1.2
          Relocation                                    .2                     ---              ---                  .2
          Other exit costs                             4.4                    (.5)              ---                 3.9
                                                 ---------               ---------        ---------           ---------

          Total                                  $    17.2               $   (8.6)        $    (.2)           $     8.4
                                                 =========               =========        =========           =========

       Restructuring credits were recorded during the second quarter of 2000 and consisted of additional employee severance, offset by an adjustment related to lease terminations.

       In total, the Company expects these restructuring plans to result in cash outlays of $14.6 million and non-cash items of $3.3 million. Management believes that the remaining balance of $8.4 million at September 30, 2000 is adequate to complete the restructuring plan and that most of the related actions will be completed by December 31, 2000.

(5)      DEBT - The Company's indebtedness consists of the following:

              Millions of dollars                                 September 30, 2000           December 31, 1999
              --------------------------------------------------------------------------------------------------
              Short-Term Debt:
                    Current maturities of long-term debt               $        11.2              $        9.2
                                                                       -------------              ------------
                    Total short-term debt                              $        11.2              $        9.2
                                                                       =============              ============

              Long-Term Debt:
                    Bank notes                                         $     1,413.0              $      755.0
                    9.0% Senior subordinated notes                              46.0                     450.0
                    6 3/4% Convertible subordinated debentures                 433.0                     412.0
                    Various CBT notes                                          290.0                     290.0
                    7 1/4% Senior secured notes                                 50.0                      50.0
                    PSINet forward sale                                        126.4                     133.9
                    Capital lease obligations                                   38.2                      37.0
                    Other                                                        7.8                       8.1
                                                                       -------------              ------------
              Total long-term debt                                     $     2,404.4              $    2,136.0
                                                                       =============              ============

         Bank Notes

         In November 1999, the Company obtained a $1.8 billion credit facility from a group of 24 lending institutions that was amended to $2.1 billion in January 2000. The credit facility consists of $900 million in revolving credit, $750 million in term loans from banking institutions and $450 million in term loans from non-banking institutions. At September 30, 2000, the Company had drawn approximately $1.4 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the Merger, as well as additional financing needs since the Merger. Accordingly, the Company has approximately $700 million in additional borrowing capacity under this facility as of the date of this report. This facility's financial covenants require that the Company maintain certain debt to EBITDA ratios, debt to capitalization ratios, fixed to floating rate debt ratios and interest coverage ratios. This facility also contains covenants which, among other things, may restrict the Company's ability to incur additional debt, pay dividends, repurchase Company common stock, sell assets or merge with another company.

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

         The Company is required by terms negotiated with its lenders to engage in interest rate swaps once certain thresholds are exceeded with regard to floating rate debt as a percentage of the Company's total debt. The Company exceeded this threshold during the current quarter and, accordingly, entered into a series of interest rate swap agreements on notional amounts totaling $80 million. The purpose of these agreements is to hedge against changes in market interest rates to be charged on the Company's borrowings against the credit facility.

         These swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. Amounts to be exchanged are reflected in the Company's financial statements as an adjustment to interest expense.

         9% Senior Subordinated Notes

         In 1998, Broadwing Communications Inc. issued $450 million of 9% senior subordinated notes due 2008 ("the 9% Notes"). In January 2000, $404 million of the 9% Notes were redeemed through a tender offer as a result of the change of control terms of the bond indenture triggered as a result of the Merger. As a result, the $4.4 million premium paid upon redemption, net of taxes, was recorded as a component of the purchase price allocation during the first quarter of 2000.

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

         6 3/4% Convertible Subordinated Debentures

         In July 1999, the Company issued $400 million of 10-year, convertible subordinated debentures to Oak Hill Capital Partners, L.P. These notes are convertible into common stock of the Company at a price of $29.89 per common share at the option of the holder. For as long as this debt is outstanding, these notes bear a coupon rate of 6.75% per annum, with the associated interest expense being added to the debt principal amount. Through September 30, 2000, the Company has recorded $33 million in cumulative interest expense ($21 million of which has been incurred in the current year) and has adjusted the carrying amount of the debt accordingly.

         PSINet Forward Sale

         The Company's total investment in PSINet consists of 20.5 million common shares after adjusting for their February 2000 two-for-one stock split. In June and July 1999, Broadwing Communications received approximately $111.8 million representing amounts from a financial institution in connection with two prepaid forward sale contracts on a total of six million shares of the PSINet common stock. This amount is accounted for as notes payable and is collateralized by six million shares of PSINet common stock owned by the Company. Each forward-sale obligation for three million shares of PSINet stock may be settled at future dates for a maximum amount of three million shares of PSINet stock or, at the Company's option, the equivalent value in cash.

         The $126.4 million PSINet forward sale liability at September 30, 2000 is based on certain assumptions as to the value of PSINet common stock at the settlement date. Given the significant decline in the value of PSINet common stock since the beginning of the year, it is probable that this liability would be settled for significantly less than $126.4 million if the value of PSINet common stock does not rise to assumed levels prior to settlement (see "Management's Discussion and Analysis" for a further discussion of the business impacts resulting from the Company's business relationship with PSINet).

         (6)    MINORITY INTEREST - Minority interest consists of the following:

                                                              September 30,           December 31,
         (Millions of dollars)                                   2000                     1999
                                                                 ----                     ----
MINORITY INTEREST CONSISTS OF:
12.5% Junior Exchangeable Preferred Stock                      $  410.5                 $  418.2
Minority Interest in Cincinnati Bell
     Wireless held by AT&T PCS                                     11.1                     13.1
Other                                                               2.4                      2.7
                                                               --------                 --------
         Total                                                 $  424.0                 $  434.0
                                                               ========                 ========

         Broadwing Communications has outstanding 395,210 shares of its 12 1/2% Junior Exchangeable Preferred Stock ("12 1/2% Preferreds") at a carrying value of $412.9 million. The 12 1/2% Preferreds are mandatorily redeemable on August 15, 2009 at a price equal to their liquidation preference ($1,000 a share), plus accrued and unpaid dividends. Prior to February 15, 2000, dividends on the 12 1/2% Preferreds were being effected through additional shares of the 12 1/2% Preferreds. The Company converted to a cash pay option for these dividends on February 15, 2000. Dividends on the 12 1/2% Preferreds are classified as minority interest expense in the Consolidated Statements of Income and Comprehensive Income. At the Merger date, and as part of purchase accounting, the 12 1/2% Preferreds were adjusted to a fair market value which exceeds the redemption value. As such, the accretion of the difference between the new carrying value and the mandatory redemption value is treated as an offsetting reduction to minority interest expense.

         AT&T PCS maintains a 19.9% interest in the Company's CBW subsidiary. The balance is adjusted as a function of AT&T PCS' 19.9% share of the adjusted net income (or loss) of CBW, with an offsetting amount being reflected in the Condensed Consolidated Statements of Income and Comprehensive Income under the caption "Minority Interest Expense (Income)".

(7)      REDEMPTION AND CONVERSION OF 7 1/4% JUNIOR CONVERTIBLE PREFERRED STOCK

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

(8) EARNINGS (LOSS) PER COMMON SHARE - Basic earnings (loss) per common share ("EPS") is based upon the average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income
         (loss):

                                                                          Three Months                     Nine Months
                                                                       Ended September 30,             Ended September 30,
                                                                       -------------------             -------------------
                                                                     2000             1999             2000             1999
                                                                     ----             ----             ----             ----
Share and dollars in millions
(except per common share amounts)

Numerator:
   Income (loss) from continuing operations................     $    (23.4)       $     25.1       $ (108.5)         $    76.6
   Income from discontinued operations.....................              .1               .7             .4               2.2
                                                                -----------       ----------       ---------         ---------
   Net Income (loss).......................................          (23.3)             25.8         (108.1)              78.8
   Dividends and accretion applicable to preferred stock...            2.6               ---            5.5                ---
                                                                -----------       ----------       ---------         ---------
   Numerator for basic EPS and EPS assuming dilution -
     income applicable to common shareowners...............     $    (25.9)       $     25.8       $ (113.6)         $    78.8
                                                                ===========       ==========       =========         =========

Denominator:
   Denominator for basic EPS - weighted average
     common shares.........................................           215.1            134.1           210.4             135.8
   Potential Dilution:
     Stock options.........................................             ---              2.8             ---               3.1
     Stock based compensation arrangements.................             ---               .8             ---                .8
                                                                -----------       ----------       ---------         ---------
Denominator for diluted EPS................................           215.1            137.7           210.4             139.7
                                                                ===========       ==========       =========         =========

Basic EPS..................................................     $     (.12)       $      .19       $   (.54)         $     .58
                                                                ===========       ==========       =========         =========
EPS assuming dilution......................................     $     (.12)       $      .19       $   (.54)         $     .56
                                                                ===========       ==========       =========         =========

Weighted average common shares outstanding at September 30, 2000 reflects the conversion of approximately 1.1 million shares of 7 1/4% convertible preferred stock into approximately 9.5 million shares of the Company's common stock on April 6, 2000. These 9.5 million shares were added to the denominator of the EPS calculation during the second quarter of 2000.

Because the effect of their inclusion in the EPS calculation would be anti-dilutive, approximately seven million additional shares related to stock options, restricted stock and the assumed conversion of the Company's 6 3/4% convertible preferred stock and 6 3/4% convertible subordinated debentures are not included in the denominator of the EPS calculation. The total number of potential additional shares outstanding related to these securities is approximately 47 million if all stock options were exercised and all convertible securities were to convert.

(9) BUSINESS SEGMENT INFORMATION - Information regarding the re-definition of the Company's operating segments can be found in the Company's Forms 10-Q for the three months ended March 31, 2000 and June 30, 2000. A description of the various operating segments can be found in Note 1 of the notes to financial statements.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets that are used in the operations of the respective segment. The Company's business segment information is as follows:

                                                                         Three Months                     Nine Months
                                                                      Ended September 30,             Ended September 30,
                                                                      -------------------             -------------------
                                                                     2000             1999             2000             1999
                                                                     ----             ----             ----             ----
MILLIONS OF DOLLARS
-------------------
   REVENUES
   Broadband..............................................      $     264.0       $      19.7        $    718.1        $      54.9
   Local Communications...................................            199.5             186.9             589.2              549.1
   Wireless...............................................             49.1              25.7             128.6               61.7
   Other Communications...................................             37.3              26.9             103.0               82.1
   Intersegment...........................................           (18.6)              (3.5)            (46.4)              (9.9)
                                                                ----------        -----------        ----------        -----------
   Total..................................................      $    531.3        $     255.7        $  1,492.5        $     737.9
                                                                ===========       ===========        ==========        ===========

   INTERSEGMENT REVENUES
   Broadband..............................................      $       9.7       $        --        $     23.5        $        --
   Local Communications...................................              8.3               3.3              22.1                9.5
   Wireless...............................................               .5                --                .5                 --
   Other Communications...................................               .1                .2                .3                 .4
                                                                -----------       -----------        ----------        -----------
   Total..................................................      $      18.6       $       3.5        $     46.4        $       9.9
                                                                ===========       ===========        ==========        ===========

   EBITDA
   Broadband..............................................      $      27.1       $       2.3        $     51.1        $       4.5
   Local Communications...................................            101.1              82.2             288.3              234.0
   Wireless...............................................              7.4              (3.8)             14.7              (15.0)
   Other Communications...................................              2.4               6.3              (1.3)              20.0
   Corporate and Eliminations.............................              (.6)              3.4               (.7)               6.4
                                                                -----------       -----------        ----------        -----------
   Total..................................................      $     137.4       $      90.4        $    352.1        $     249.9
                                                                ===========       ===========        ==========        ===========

   ASSETS
   Broadband..............................................      $   4,823.2       $       9.9        $  4,823.2        $       9.9
   Local Communications...................................            803.2             778.4             803.2              778.4
   Wireless...............................................            307.2             247.9             307.2              247.9
   Other Communications...................................             94.1              58.5              94.1               58.5
   Corporate and Eliminations.............................            622.5             324.8             622.5              324.8
                                                                -----------       -----------        ----------        -----------
   Total..................................................      $   6,650.2       $   1,419.5        $  6,650.2        $   1,419.5
                                                                ===========       ===========        ==========        ===========

                                                                         Three Months                         Nine Months
                                                                      Ended September 30,                 Ended September 30,
                                                                      -------------------                 -------------------
                                                                     2000             1999              2000               1999
                                                                     ----             ----              ----               ----
   CAPITAL ADDITIONS (excluding acquisitions)
   Broadband..............................................      $     159.3       $        .1        $    360.7        $        .7
   Local Communications...................................             38.4              30.9             128.1               99.8
   Wireless...............................................             20.7              23.4              44.4               54.2
   Other Communications...................................              4.5               1.1              11.3                7.5
   Corporate and Eliminations.............................               .7               ---               1.2                ---
                                                                -----------       -----------        ----------        -----------
   Total..................................................      $     223.6       $      55.5        $    545.7        $     162.2
                                                                ===========       ===========        ==========        ===========

   DEPRECIATION AND AMORTIZATION
   Broadband..............................................      $      78.1       $       1.6        $    224.9        $       4.3
   Local Communications...................................             31.2              27.9              90.8               82.6
   Wireless...............................................              5.4               3.6              14.9               10.4
   Other Communications...................................              2.6                .2               6.5                 .8
                                                                -----------       -----------        ----------        -----------
   Total..................................................      $     117.3       $      33.3        $    337.1        $      98.1
                                                                ===========       ===========        ==========        ===========


(10) CINCINNATI BELL TELEPHONE COMPANY - The following summarized financial information is for the Company's consolidated wholly owned subsidiary, Cincinnati Bell Telephone Company:

                                                                          Three Months                       Nine Months
                                                                       Ended September 30,               Ended September 30,
                                                                       -------------------               -------------------
                                                                     2000             1999             2000               1999
                                                                     ----             ----             ----               ----
MILLIONS OF DOLLARS
   Revenues...............................................      $     199.5       $     186.9        $     589.2       $     549.1

   Costs and Expenses.....................................            129.6             132.5              391.7             397.7
                                                                -----------       -----------        -----------       -----------

   Operating Income.......................................             69.9              54.4              197.5             151.4
                                                                -----------       -----------        -----------       -----------

   Net Income.............................................      $      41.9       $      31.9        $     117.4       $      88.2
                                                                ===========       ===========        ===========       ===========

                                                                                   September 30,     December 31,
                                                                                       2000              1999
                                                                                       ----              ----
MILLIONS OF DOLLARS
Current Assets............................................                        $     131.1        $     148.5
Telephone Plant-Net.......................................                              632.9              606.9
Other Noncurrent Assets...................................                               39.2               26.0
                                                                                  -----------        -----------

Total Assets..............................................                        $     803.2        $     781.4
                                                                                  ===========        ===========

Current Liabilities.......................................                        $     174.6        $     161.6
Noncurrent Liabilities....................................                               48.5               45.1
Long-Term Debt............................................                              324.3              322.0
Shareowner's Equity.......................................                              255.8              252.7
                                                                                  -----------        -----------

Total Liabilities and Shareowner's Equity.................                        $     803.2        $     781.4
                                                                                  ===========        ===========

(11) COMMITMENTS - The Company and its Broadwing Communications Inc. subsidiary have entered into a purchase commitment with Corvis Corporation ("Corvis"), a Columbia, Maryland-based manufacturer of optical network equipment. The agreement specifies that the Company will purchase $200 million in optical network equipment from Corvis over a two-year period beginning in July 2000. As of November 8, 2000, the Company has placed $147 million in orders towards satisfying this purchase commitment.

(12) CONTINGENCIES - In the normal course of business, the Company is subjected to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

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

         The Company believes that the resolution of such matters for amounts in excess of those estimated and reflected in the purchase price allocation associated with the Merger would not likely have a materially adverse effect on the Company's financial condition.

(13) RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that a derivative instrument may need to be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 was subsequently amended through the release of SFAS 137, which provided for a deferral of the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. As a result, implementation of SFAS 133 is not mandatory for the Company until January 1, 2001. In June 2000, the FASB issued SFAS No. 138, an amendment of SFAS 133. Management is currently assessing the impact of SFAS 133 and related amendments on the Company's results of operations, cash flows and financial position and will adopt this new standard on January 1, 2001. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.

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

On November 9, 1999, the Company completed its merger with IXC Communications, Inc. ("the Merger") and formed the basis for its Broadband segment, i.e. the Broadwing Communications Inc. subsidiary. The Merger was accounted for as a purchase and, accordingly, the operating results of Broadwing Communications have been included in the Company's financial statements since the Merger date. Because of the Merger, comparisons of three-month and nine-month results with the same periods in the prior year may not yield meaningful results in the absence of additional pro forma information. With regard to consolidated results and those of the Broadband segment, the Company has provided pro forma information (assuming the Merger occurred on January 1, 1999) to aid in the reader's understanding of the financial results presented. In these instances, financial results and management's discussion thereof are labeled as "pro forma". The following table summarizes the Company's actual results for 2000 and pro forma results for the quarterly and year-to-date periods ending September 30, 1999:

                                                                                    PRO FORMA
                                            ----------------------------------------------------------------------------------
                                                   Three Months Ended September 30,            Nine Months Ended September 30,
                                                   --------------------------------            -------------------------------
($ Millions)                                      2000       1999     Change      %         2000        1999      Change      %
------------                                      ----       ----     ------      -         ----        ----      ------      -
Revenues:
  Broadband                                     $ 264.0    $ 189.8    $  74.2     39      $  718.1    $  544.3   $   173.8    32
  Local communications                            199.5      186.9       12.6      7         589.2       549.1        40.1     7
  Wireless                                         49.1       25.7       23.4     91         128.6        61.6        67.0   109
  Other communications                             37.3       26.9       10.4     39         103.0        82.1        20.9    25
  Intersegment                                    (18.6)      (3.5)     (15.1)   ---         (46.4)       (9.8)      (36.6)  ---
                                                -------    -------    -------             --------    --------   ---------
  Total                                           531.3      425.8      105.5     25       1,492.5     1,227.3       265.2    22

Costs and expenses:
  Costs of providing services and products sold   251.6      214.2       37.4     17         701.8       636.0        65.8    10
  Selling, general and administrative             142.3      123.8       18.5     15         438.6       350.5        88.1    25
                                                -------    -------    -------             --------    --------   ---------
  Total                                           393.9      338.0       55.9     17       1,140.4       986.5       153.9    16

EBITDA                                            137.4       87.8       49.6     56         352.1       240.8       111.3    46
Depreciation                                       88.6       75.2       13.4     18         252.2       202.3        49.9    25
Amortization                                       28.7       28.1         .6      2          84.9        85.2        (.3)   ---
Restructuring Charges (Credits)                     ---        6.7      (6.7)    ---          (.2)        19.8      (20.0)   ---
Other Infrequent Costs                              ---        1.1      (1.1)    ---           ---        13.9      (13.9)   ---
                                                -------    -------    -------             --------    --------   --------
Operating Income (Loss)                            20.1     (23.3)       43.4    ---          15.2      (80.4)        95.6   ---

Other Income (Expense), Net                        24.6        1.6       23.0    ---          31.6       (3.5)        35.1   ---
Equity Loss in Unconsolidated Entities              3.5        3.1         .4     13           9.5        19.1       (9.6)   (50)
Minority Interest Expense                          11.2       10.4         .8      8          33.2        30.0         3.2    10
Interest Expense                                   43.1       25.9       17.2     66         119.7        77.6        42.1    54
                                                -------    -------    -------             --------    --------   --------
Loss from Continuing Operations
   Before Income Taxes                           (13.1)     (61.1)       48.0     79       (115.6)     (210.6)        95.0    45
Income Tax Provision (Benefit)                     10.3       10.7       (.4)    (4)         (7.1)        44.1      (51.2)   ---
                                                -------    -------    -------             --------    --------   --------
Loss from Continuing Operations                  (23.4)     (71.8)       48.4     67       (108.5)     (254.7)       146.2    57
Income from Discontinued Operations,
  Net of Taxes                                       .1         .7       (.6)   (86)            .4         2.2       (1.8)  (82)
                                                -------    -------    -------             --------    --------   --------
Net Loss                                         (23.3)     (71.1)       47.8     67       (108.1)     (252.5)       144.4    57
Dividends and Accretion Applicable
  to Preferred Stock                                2.6        1.6        1.0     63           5.5         4.8        (.7)  (15)
                                                -------    -------    -------             --------    --------   --------
Net Loss Applicable to
  Common Shareowners                            $(25.9)    $(72.7)    $  46.8     64      $(113.6)    $(257.3)    $  143.7    59
                                                =======    =======    =======             ========    ========   ========
Loss per Common Share
  (Basic and Diluted)                           $ (.12)    $ (.36)    $   .24     67      $  (.54)    $ (1.26)    $    .73    57
                                                =======    =======    =======             ========    ========   ========

CONSOLIDATED OVERVIEW

The discussion and analysis of the Company's Consolidated and Broadband segment operating results are presented on both a "pro forma" and "as reported" basis. All other operating segments are presented on an as reported basis since they were not affected by the Merger.

CONSOLIDATED OVERVIEW ON A PRO FORMA BASIS:

Strong revenue growth continued in the current quarter with all segments contributing to growth. Revenues for the current quarter and year-to-date periods were 25% and 22% higher than in the respective prior periods.

The Broadband segment, which encompasses the operations of the Company's Broadwing Communications Inc. subsidiary, produced more than 65% of the increase for both periods. Broadband revenues of $264 million for the current quarter were 39% higher than in the prior year quarter, while year-to-date revenues of $718 million were 32% higher than in the first nine months of 1999. Both periods benefited from growth in broadband transport, data and Internet, and network integration and consulting revenues. The Local Communications segment continued to provide revenue growth with increases of 7% in both periods. Revenues of $200 million for the quarter and $589 million year-to-date reflected growth that came primarily from data and broadband transport and value-added services. The Company's Wireless segment continued its rapid growth, with current quarter revenues of $49 million and year-to-date revenues of $129 million representing 91% and 109% growth, respectively. Wireless segment revenues continue to increase on the basis of both postpaid and prepaid subscriber growth. Revenues for the Other Communications segment increased 39% in the current quarter and 25% year-to-date, growing to $37 million and $103 million, respectively. These increases are primarily the result of new sources of revenue such as the residential long distance offering at Cincinnati Bell Any Distance ("CBAD") and web hosting services provided by the Company's ZoomTown.com subsidiary, along with higher revenues from traditional sources such as directory advertising.

Costs of providing services and products sold were $252 million for the current quarter and $702 million year-to-date, increases of $37 million and $66 million versus the respective prior year periods. Higher costs were incurred in the current year for customer care, maintenance of the fiber-optic network and material costs associated with network integration and consulting revenues. Somewhat offsetting these increases were reduced access and transmission fees that result from a reduced reliance on other interexchange carriers as the Company expands its national network infrastructure. Although costs of providing services increased approximately 17% for the current quarter and 10% year-to-date, this compares favorably with revenue growth. As a result, the Company's gross profit margin increased significantly, rising to approximately 53% in both periods; three points and five points higher, than the prior year quarter and year-to-date periods, respectively.

Selling, general and administrative ("SG&A") expenses of $142 million in the current quarter and $439 million year-to-date increased $19 million and $88 million over the respective prior year periods. These increases of 15% and 25%, respectively, were primarily due to spending on the Company's advertising campaigns, an increased sales force to support both new and existing products and services, and sales and marketing costs associated with the rapid growth of the Company's wireless subscriber base.

In the current quarter, EBITDA of $137 million represented a 56% improvement over the prior year quarter. On a year-to-date basis EBITDA of $352 million increased 46%, or $111 million, over the same period in the prior year. Current quarter and year-to-date EBITDA margin expanded to 26% and 24% for the quarter and nine-month periods, respectively, compared to 21% and 20% margins for the same periods in the prior year. Improvements in EBITDA were contributed by the Broadband, Local Communications and Wireless segments but these were somewhat offset by the declining EBITDA of the Other Communications segment. Other Communications' lower EBITDA was largely attributable to start-up costs (primarily advertising expenditures) associated with the introduction of the Any Distance offer and the start-up expenses associated with web hosting services.

Depreciation and amortization expenses of $117 million in the current quarter represented a $14 million increase over the prior year quarter, with year-to-date totals increasing $50 million to $337 million. With regard to depreciation expense, current quarter and year-to-date increases of 18% and 25%, respectively, were incurred primarily by the Broadband segment and reflects the continued buildout of its national network infrastructure. Higher depreciation expenses were also incurred by the Local Communications and Wireless segments as both continued construction of their regional network infrastructures.

Operating income of $20 million in the current quarter represented a $43 million improvement over the $23 million operating loss recorded in the prior year quarter. The operating income of $15 million reported in the first nine months of 2000 was $96 million better than the $80 million operating loss reported in the prior year period, with improvements being provided by the Broadband, Wireless and Local Communications segments.

Other income (expense) consisted of a gain of $25 million in the current quarter and $32 million year-to-date on the sale of approximately 400,000 shares of the common stock of an investment that the Company classifies as an "available for sale" security under SFAS 115.

The Company had losses of $4 million for the current quarter and $10 million year-to-date relating to an equity investment accounted for under the equity method, significantly better than the $19 million equity loss recorded during the first nine months of 1999.

Minority interest expense consists of dividends and accretion on the 12 1/2% preferred stock of Broadwing Communications Inc. offset by AT&T PCS' 19.9% minority interest in the net loss of the Company's wireless business. Minority interest expense of $11 million represented a small increase in comparison to the prior year quarter, with year-to-date totals increasing by $3 million to $33 million due to lower net losses by the CBW subsidiary in the current year.

Interest expense increased $17 million for the quarter and $42 million year-to-date due to higher average debt levels necessary to fund expansion of the fiber-optic network and higher interest rates in the current year (see further discussion of indebtedness under "Financial Condition" and in the Notes to Financial Statements).

Income tax expense of $10 million in the current quarter was slightly lower than in the prior year period, and $51 million lower year-to-date as a function of lower pre-tax income, somewhat offset by the effect of certain non-deductible expenses such as goodwill amortization and minority interest dividends. The income tax provision for 1999 periods reflects a net expense due to the non-recognition of tax benefits in the pre-Merger environment.

Income from discontinued operations, comprising the operations of the Company's former Cincinnati Bell Supply ("CBS") subsidiary, contributed an additional $.1 million in income (net of tax) in the current quarter and $.4 million year-to-date. Comparable amounts in the prior year periods were approximately $1 million for the quarter and $2 million year-to-date.

The Company reported a net loss of $23 million during the third quarter and $108 million for the first nine months, representing a $48 million improvement over the prior year quarter and $144 million over the first nine months of 1999.

CONSOLIDATED OVERVIEW ON AN AS REPORTED BASIS:

A tabular presentation of the financial results referred to in this discussion can be found in the Condensed Consolidated Statements of Income and Comprehensive Income on page 3 of this Report on Form 10-Q.

Revenues of $531 million in the current quarter and $1,493 million year-to-date were $276 million and $755 million higher than in the respective prior periods, owing largely to the Merger and growth of the Company's wireless business. Costs and expenses (less depreciation and amortization) of $394 million for the quarter and $1,140 million for the first nine months were $229 million and $652 million higher than in the same periods in 1999. Over 90% of the increase in costs and expenses, or approximately $200 million in each of the first three quarters, was attributable to the operations of the recently acquired Broadband segment. Although the Wireless and Other Communications segments experienced higher expenses as a function of higher revenues (year-to-date increases of $37 million and $42 million, respectively), the Local Communications segment was successful in reducing expenses despite a $40 million increase in year-to-date revenues. Further discussion of these results can be found in the discussion of pro forma results.

For the current quarter, EBITDA improved $47 million to $137 million; an increase of 52%. On a year-to-date basis, EBITDA increased $102 million to $352 million, representing improvement of 41%. Significant EBITDA improvements by the Local Communications and Wireless segments and the addition of the Broadband segment in the current year was somewhat offset by the declining EBITDA of the Other Communications segment. Also experiencing a significant decline was EBITDA margin, which decreased to 26% in the current quarter and 24% in the nine-month period due to higher maintenance to support the fiber-optic network and expenses incurred to introduce the Company's new brand name, nationwide presence and products and services. The Company is experiencing an improvement in EBITDA as it begins to better leverage its network infrastructure and back-office systems.

Income from discontinued operations, comprising the operations of the Company's former CBS subsidiary, contributed an additional $.1 million in income (net of tax) in the current quarter and $.4 million year-to-date. Comparable amounts in the prior year periods were approximately $1 million in the current quarter and $2 million year-to-date.

The Company reported a net loss of $23 million during the second quarter and $108 million year-to-date, a $49 million and $187 million decline versus the prior year, respectively. The net losses applicable to common shareowners were $26 million in the second quarter, or a $.12 loss per common share and $114 million in the first nine months, or $.54 per common share. In the prior year quarter, net income applicable to common shareowners was $26 million, resulting in basic earnings per common share of $.19. The net income applicable to common shareowners was $79 million during the first nine months of 1999, representing basic earnings per common share of $.58 and diluted earnings per common share of $.56.

BROADBAND

                                                                                    PRO FORMA
                                            -----------------------------------------------------------------------------------
                                                            Three Months                                   Nine Months
                                                         Ended September 30,                         Ended September 30,
                                                         -------------------                         -------------------
($ MILLIONS)                                     2000       1999     Change       %       2000        1999      Change       %
------------                                     ----       ----     ------       -       ----        ----      ------       -
Revenues:
  Broadband transport                       $   100.5   $   76.1     $  24.4      32    $  288.8    $   220.5    $   68.3    31
  Switched services                             101.2       93.7         7.5       8       301.7        276.3        25.4     9
  Data and Internet                              20.7        5.6        15.1     ---        42.3         16.2        26.1   161
  Other                                          41.6       14.4        27.2     189        85.3         31.3        54.0   173
                                            ---------   --------     -------            --------    ---------    --------
  Total                                         264.0      189.8        74.2      39       718.1        544.3       173.8    32

Costs and expenses:
  Cost of providing services
   and products sold                            158.5      117.4        41.1      35       425.5        351.4        74.1    21
  Selling, general and administrative            78.4       72.6         5.8       8       241.5        197.5        44.0    22
                                            ---------   --------     -------            --------    ---------    --------
  Total                                         236.9      190.1        46.8      25       667.0        548.9       118.1    22

EBITDA                                           27.1      (0.3)        27.4     ---        51.1        (4.6)        55.7   ---
EBITDA margin                                   10.3%        ---     +10 pts     ---        7.1%       (0.9%)      +8 pts   ---

BROADBAND ON A PRO FORMA BASIS:

The Broadband segment utilizes its advanced fiber-optic network consisting of more than 18,000 route miles to provide broadband transport, Internet services, switched long distance, network integration/consulting and other services. This segment also provides network capacity and fibers in the form of indefeasable right-to-use ("IRU") agreements. These services are offered nationally by the Company's Broadwing Communications Inc. subsidiary.

Broadband transport services are comprised of the lease of dedicated circuits that customers use to transmit traffic. These services are sold on a circuit lease and indefeasible right-to-use basis. Switched services represent the transmission of long-distance switched traffic to retail business customers and resellers. Data/Internet services include providing ATM/frame relay, data collocation, web hosting and the sale of customer premise equipment. Other is comprised of network integration/consulting services and the sale of the related equipment, network construction services, revenues earned for trials of vendor-supplied equipment and, in 1999, revenues from the Company's now completed Vyvx project.

Revenues increased $74 million in the current quarter and $174 million year-to-date, growing 39% and 32% in comparison to the respective prior periods. A significant portion of these increases came from growth in broadband transport revenues, which contributed $24 million of the increase over the prior year quarter and $68 million on a year-to-date basis. Broadband transport revenues increased 32% over the prior year quarter and 31% year-to-date due to increasing demand for high-bandwidth transport from businesses, Internet service providers and "dot-coms", along with higher IRU revenues.

Switched services revenue increased $8 million in the current quarter and $25 million year-to-date, with both periods benefiting from additional traffic associated with the May 10, 1999 acquisition of Coastal Telcom Limited Company and other related companies under common control ("Coastal"). This was partially offset by the decrease in the wholesale portion of switched services revenues as a result of the decision to de-emphasize this business. The Company has improved it margins on switched wholesale revenues in the current year, achieving a small positive margin for the first nine months.

Data and Internet revenues more than doubled in both periods, contributing an additional $15 million and $26 million versus the prior year periods. Data and Internet revenues continue to grow on the strength of demand for Internet-based, ATM/frame relay, data collocation and web hosting services. The Company is fulfilling demand for these services through the construction of new data centers. In addition to the six new data centers constructed during the second quarter of 2000, the Company established an additional data center in the current quarter. This brings the Company's total of fully operational data centers to ten nationwide.

Other revenues increased by more than $27 million versus the prior year quarter and $54 million year-to-date. Network integration/consulting and hardware revenues increased by $19 million in the current quarter and $37 million year-to-date. The Company has earned approximately $19 million in the current quarter and $40 million year-to-date resulting from network construction projects performed on behalf of customers.

Costs of providing services and products sold primarily reflects access charges paid to LECs, transmission lease payments to other carriers, costs incurred for construction services and employee and hardware costs in the data-consulting arena. In the current quarter, costs of providing services and products sold amounted to $159 million, a 35% increase over the prior year quarter. For the nine-month period, the $426 million incurred represented a 21% increase over the same period in 1999. These increases were driven primarily by revenue growth, but were held to a minimum due to a decreased reliance on transmission and access charges from other carriers as the Company continues to expand and groom its own nationwide fiber-optic network. Future costs of providing services and products sold is expected to continue to grow as a function of revenue, but decline somewhat as a percentage of revenue as more of the traffic is carried on the Company's network. The gross profit margin continued to rise, with both current quarter and year-to-date gross margin percentages at 40% or higher. This compares favorably with the 38% recorded in the prior year quarter and 35% for the first nine months of 1999.

Selling, general and administrative expenses were higher in the current quarter, with expenses of $78 million representing a $6 million, or 8%, increase over the prior year quarter. For the nine-month period, SG&A expenses of $242 million were $44 million, or 22%, higher than in the respective prior period. For the nine-month period, SG&A expenses are higher due to the addition of more than 600 employees resulting from the acquisition of Coastal and the expansion of the Company's sales force and the retail and IT Consulting businesses. Current year SG&A expenses also include a considerable increase in advertising expense incurred to launch the new "Broadwing" brand and introduce new products and services. The segment incurred $2 million in advertising expense for the quarter and $25 million year-to-date; $1 million and $21 million increases, respectively. The vast majority of this increase occurred in the first quarter of this year, when $17 million in non-recurring advertising expense was incurred to introduce the new "Broadwing" brand to a national audience.

In the current quarter, EBITDA increased to $27 million from the $0.3 million in negative EBITDA recorded during the third quarter of 1999. Similarly, EBITDA of $51 million for the nine-month period was $56 million higher than that reported in the first nine months of 1999. Significant improvements in EBITDA margin were also experienced, as current quarter and year-to-date EBITDA margins increased ten and eight margin points, respectively, in comparison to the negative EBITDA margins recorded in the prior year periods.

                                                                           AS REPORTED
                                            -------------------------------------------------------------------------
                                                        Three Months                         Nine Months
                                                     Ended September 30,                  Ended September 30,
                                                    -------------------                  -------------------
($ Millions)                                     2000       1999     Change          2000        1999      Change
------------                                     ----       ----     ------          ----        ----      ------
Revenues:
  Broadband transport                       $   100.5   $     --     $ 100.5       $  288.8    $     ---    $  288.8
  Switched services                             101.2       16.4        84.8          301.7         46.7       255.0
  Data and Internet                              20.7         --        20.7           42.3           .1        42.2
  Other                                          41.6        3.3        38.3           85.3          8.1        77.2
                                            ---------   --------     -------       --------    ---------    --------
  Total                                         264.0       19.7       244.3          718.1         54.9       663.2

Costs and expenses:
  Cost of providing services
   and products sold                            158.5       11.1       147.4          425.5         31.7       393.8
  Selling, general and administrative            78.4        6.3        72.1          241.5         18.5       223.0
                                            ---------   --------     -------       --------    ---------    --------
  Total                                         236.9       17.4       219.5          667.0         50.2       616.8

EBITDA                                           27.1        2.3        24.8           51.1          4.7        46.4
EBITDA margin                                   10.3%      11.7%       -1 pt           7.1%         8.6%      -2 pts


BROADBAND ON AN AS REPORTED BASIS:

Revenues of $264 million in the current quarter were $244 million higher than in the prior year quarter while year-to-date revenues of $718 million were $663 million higher than that recorded in the prior year. All categories were higher in the current year due to the Merger, with additional growth coming from network integration and consulting services provided by the IT Consulting subsidiary. These network integration and consulting revenues were $19 million higher in the current quarter and $37 million year-to-date versus the prior year periods.

Cost of providing services and products sold increased $147 million during the current quarter and $394 million year-to-date due to the Merger and growth in the IT Consulting business. Selling, general and administrative expenses increased for the same reasons along with higher advertising expenses, resulting in quarterly and year-to-date increases of $72 million and $223 million, respectively.

In the current quarter, EBITDA of $27 million was $25 million higher than during the same quarter last year. Similarly, year-to-date EBITDA of $51 million was $46 million higher than during the first six months of 1999.

                                                         Three Months                             Nine Months
                                                      Ended September 30,                     Ended September 30,
                                                      -------------------                     -------------------
                                                 2000       1999    Change    %       2000       1999       Change       %
                                                 ----       ----    ------    -       ----       ----       ------       -
LOCAL COMMUNICATIONS

($ Millions)

Revenues
   Local service..........................     $ 114.7    $ 108.4   $  6.3     6    $  338.1     $317.9     $ 20.2         6
   Network access.........................        50.9       46.2      4.7    10       148.5      138.3       10.2         7
   Other services.........................        33.9       32.3      1.6     5       102.6       92.9        9.7        10
                                               -------    -------   ------          --------     ------     ------
   Total..................................       199.5      186.9     12.6     7       589.2      549.1       40.1         7

Costs and Expenses:
   Cost of providing services and
   products sold..........................        64.7       70.6    (5.9)   (8)       195.6      209.9     (14.3)       (7)
   Selling, general and administrative ...        33.7       34.1     (.4)   (1)       105.3      105.2         .1       ---
                                               -------    -------   ------          --------     ------     ------
   Total..................................        98.4      104.7    (6.3)   (6)       300.9      315.1     (14.2)       (5)

EBITDA....................................     $ 101.1    $  82.2   $ 18.9    23    $  288.3     $234.0     $ 54.3        23
EBITDA margin.............................       50.7%      44.0%   +7 pts             48.9%      42.6%     +6 pts

Access lines (In thousands)...............       1,050      1,056      (6)   ---       1,050      1,056        (6)       ---
Voice grade equivalents (In thousands)....         668        477      191    40         668        477        191        40

The Local Communications segment provides local service, network access, long distance, data and Internet services, ADSL transport, sales and installation of communications equipment and other ancillary telecommunications services through its Cincinnati Bell Telephone ("CBT") subsidiary.

The local service category provided consistent revenue growth and accounted for the majority of the increase for the segment, growing 6% for the quarter and year-to-date ($6 million and $20 million, respectively). Nearly 9,000 new subscribers were added for the Company's Complete Connections-Registered Trademark- calling service bundle during the third quarter, bringing total residential subscribership and penetration rates to 165,000 and 23%, respectively. Over 3,000 of the 18,000 new subscribers chose CBT's latest product bundling offer, Complete Connections Universal-Registered Trademark-(introduced May 1, 2000), which allows the CBT customer to combine high-speed data transport, local service, custom calling features, Internet access, wireless and long distance services on one customer bill. Similar success has been achieved with regard to the Company's ZoomTown-SM- ADSL product with subscribership nearing 35,000 as a result of the 6,000 subscribers added this quarter. The growth of the ZoomTown-SM- service resulted in $2 million in added revenues in comparison to the prior year quarter and $3 million year-to-date. The Local Communications segment is now able to provision ADSL service across 76% of its regional network infrastructure and continues to add to this capability.

Network access revenues of $51 million for the quarter and $149 million year-to-date represented 10% and 7% increases over the respective prior year periods. The sale of high-speed data services provided 83% of revenue growth for the segment, with digital services increasing 40% and optical services growing 57%. High-speed products produced an additional $5 million in revenues versus the prior year quarter, and $13 million year-to-date. The Company also realized approximately $3 million in additional revenues due to the recovery of mandated telecommunications costs. In spite of a 3% increase in access minutes of use, current year switched access revenues were approximately $6 million lower due to decreased per-minute rates as part of the optional incentive rate regulation instituted at the Federal level in July 1999.

Other services revenue grew 5% in the current quarter and 10% year-to-date, increasing to $34 million and $103 million, respectively. The Company's competitive pricing structure for the high-speed Internet access (ZoomTown-SM-) and Internet service provider (FUSE-Registered Trademark-) bundle resulted in increased subscribership for FUSE-Registered Trademark-, which added 8,000 new subscribers in the quarter and nearly 25,000 subscribers since the third quarter of last year. As a result, FUSE-Registered Trademark- revenues were nearly $1 million and $3 million higher than in the prior year quarter and year-to-date, respectively. Other increases in the category are attributable to higher agency fees received from interexchange carriers and sales of long-distance services, rent and facilities collocation revenue.

Costs of providing services and products sold of $65 million for the quarter and $196 million year-to-date were $6 million and $14 million less than in the prior year periods, respectively. This expense reduction was primarily the result of lower employee costs and operating taxes. Consequently, gross profit margin also continues to improve, increasing to approximately 67% in the current year versus the 62% gross profit margin recorded in the prior year periods.

Selling, general and administrative expenses in the quarter and during the nine-month period were equivalent to prior year periods as higher advertising and customer care expenses associated with new calling service bundles and the Company's ZoomTown-SM- ADSL service were more than offset by lower Year 2000 programming costs.

As a result of the above, EBITDA grew to $101 million in the current quarter and $288 million year-to-date, providing EBITDA margin increases of seven points for the quarter and six points year-to-date. Current quarter results represent the ninth consecutive quarter of EBITDA margin improvement for the Local Communications segment. Cincinnati Bell Telephone continues to improve its EBITDA, profitability and margins by leveraging the investment in its telecommunications network to offer new products and services without significant incremental costs. Furthermore, CBT is able to offer a wide variety of telecommunications services at attractive prices and with the added convenience of one customer bill. Also, CBT's access line losses to competitive carriers have been minimal.

                                                            Three Months                                Nine Months
                                                         Ended September 30,                        Ended September 30,
                                                         -------------------                        -------------------
WIRELESS                                        2000        1999      Change      %       2000       1999      Change      %
--------                                        ----        ----      ------      -       ----       ----      ------      -
($ Millions)

Revenues
  Service................................     $  45.6    $    22.9   $   22.7     99    $  120.6    $  54.1    $ 66.5     123
  Equipment..............................         3.5          2.8         .7     25         8.0        7.6        .4       5
                                              -------    ---------   --------           --------    -------    ------
Total.....................................       49.1         25.7       23.4     91       128.6       61.7      66.9     108

Costs and Expenses:
  Cost of providing services and
  products sold..........................        22.2         15.1        7.1     47        59.0       41.1      17.9      44
  Selling, general and administrative ...        19.5         14.4        5.1     35        54.7       35.6      19.1      54
                                              -------    ---------   --------           --------    -------    ------
  Total..................................        41.7         29.5       12.2     41       113.7       76.7      37.0      48

EBITDA....................................    $   7.4    $  (3.8)    $   11.2     --    $   14.9    $(15.0)    $ 29.9     ---
EBITDA margin.............................      15.1%     (14.8%)     +30 pts              11.6%    (24.3%)   +36 pts

Number of subscribers (in thousands)......      278.6       112.5      166.1     148
Customer churn (monthly), postpaid
 (quarterly average)......................      1.36%       1.51%         --      10
Average revenue per unit, postpaid
  customers (ARPU)........................        $69         $78       $(9)    (12)

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

Wireless segment revenues increased approximately $23 million in the current quarter, continuing a trend that has resulted in year-to-date segment revenues increasing $67 million versus the prior year period. In each of the first three quarters of this year, revenues have nearly doubled in comparison to the prior year period. In the current quarter, revenues of $49 million represented a 91% increase over the prior year period with year-to-date revenues increasing 108% to $129 million. Service revenues are providing the growth for the segment, doubling from $23 million in the prior year quarter to $46 million in the current quarter. On a year-to-date basis, service revenues increased 123%, or $67 million, to $121 million on the basis of increased subscribership, relatively high average revenue per unit ("ARPU") and low customer churn. Remaining revenues resulted from the sale of handsets and associated accessories.

Approximately 40,000 subscribers were added during the quarter, with growth coming equally from both the postpaid and prepaid categories. Total subscribership now stands at approximately 279,000, a 148% increase versus the prior year quarter. ARPU from postpaid subscribers decreased 12% to $69, primarily as a result of pricing pressure due to increasing competition. Average monthly customer churn in the current quarter remained low and was among the best in the industry at 1.36% per month for postpaid subscribers. Additionally, subscribership to the i-wireless prepaid product grew from approximately 47,000 subscribers at the end of the prior quarter to more than 66,000 at the end of the current quarter. This is significant because i-wirelessSM represents an efficient use of the Company's wireless network due to its use of off-peak minutes. Also, the cost per gross addition ("CPGA") for i-wireless subscribers is approximately half that of postpaid subscribers.

Cost of providing services and products sold consists largely of incollect expense (whereby CBW incurs costs associated with its subscribers using their handset while in the territory of another wireless service provider), network operations costs, interconnection expenses and cost of equipment sales. These costs were 46% of revenue in the first nine months of 2000, considerably better than the 67% incurred during the same period in the prior year. In total, costs of providing services and products sold increased 47% in the current quarter to $22 million due primarily to increased subscribership and associated interconnection charges, incollect expense and operating taxes. Gross profit and gross profit margin also continues its rapid improvement. Gross profit of $27 million in the current quarter and $70 million year-to-date represents gross profit margins of approximately 55%, considerably better than the gross profit margins in the prior year period.

Selling, general and administrative expenses include the cost of customer acquisition, consisting primarily of the subsidy of customer handsets, advertising, distribution and promotional expenses. These costs increased more than 35%, or $5 million for the quarter and 54%, or $35 million year-to-date in support of significant growth in subscribership. The CPGA for postpaid customers was $351 in the current quarter; a slight increase versus the $339 recorded in the second quarter of 2000 but a significant decrease in comparison to the $383 recorded in the prior year quarter. Selling, general and administrative costs also dropped significantly as a percentage of total revenue, decreasing from 58% of revenues for the first nine months of 1999 to 43% in the current year.

Significant EBITDA improvements have been achieved as the Company begins to leverage its network investment and benefit from an embedded customer base and low customer churn. For the quarter, EBITDA of $7 million represented an $11 million improvement over the prior year quarter. Similarly, year-to-date EBITDA of $15 million was $30 million higher than in the prior year period. Also increasing was EBITDA margin, expanding to 15% for the current quarter and 12% year-to-date, improvements of more than 30 points over the negative EBITDA margins reported in the prior year periods.

                                                               Three Months                             Nine Months
                                                            Ended September 30,                     Ended September 30,
                                                            -------------------                     -------------------
OTHER COMMUNICATIONS
                                                2000         1999      CHANGE    %        2000       1999      CHANGE        %
                                                ----         ----      ------    -        ----       ----      ------        -
($ Millions)

Revenues..................................     $  37.3     $  26.9    $  10.4     39   $  103.0     $ 82.1     $ 20.9        25

Costs and Expenses:
   Cost of providing services and
   products sold..........................        21.8        13.9        7.9     57       60.7       42.3       18.4        43
   Selling, general and administrative ...        13.1         6.7        6.4     96       43.7       19.8       23.9       121
                                               -------     -------    -------          --------     ------     ------
   Total..................................        34.9        20.6       14.3     69      104.4       62.1       42.3        68

EBITDA....................................     $   2.4     $   6.3    $ (3.9)   (62)   $  (1.4)     $ 20.0     $(21.4)    (107)
EBITDA margin.............................        6.4%       23.4%    -17 pts            (1.4)%      24.4%      -26 pts

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

Revenues of $37 million for the quarter and $103 million year-to-date represented 39% and 25% increases versus the respective prior year periods. Producing the majority of the revenue increase was CBAD, gaining $9 million in the quarter and $21 million year-to-date on the success of its new "Any Distance" service offering. This offer has been successful in capturing 346,000 subscribers, representing a 56% household market share by the end of the first nine months. Accounting for more than half of the revenues for this segment was CBD, producing $20 million in revenues in the current quarter and $58 million year-to-date. During each of the first three quarters, CBD's revenues increased approximately $1 million, or 5%, versus the prior year quarters, owing to the strength of the successful 1999 sales campaign. ZoomTown.com's web hosting and content business continues to grow, providing approximately $1 million in additional revenues in the current quarter and $2 million year-to-date.

Costs of providing services and products sold were $22 million for the quarter and $61 million year-to-date; approximately $8 million and $18 million higher than the respective prior periods, with CBAD and Zoomtown.com incurring the largest increases. This was primarily the result of the Any Distance offer and the web hosting products offered by ZoomTown.com. Cincinnati Bell Directory also experienced a small increase in direct costs resulting from higher sales commissions and printing costs for its directories. As a result of the above, gross profit margin for the segment decreased to approximately 41% for the quarter and year-to-date versus approximately 48% in the prior year periods.

The gross profit margin for this segment continues to improve in the current year, growing to 26% in the current quarter, as CBAD begins to leverage heavy start-up costs earlier in the year. The 26% gross profit margin compares quite favorably with prior quarters, more than doubling in comparison to the 12% experienced in the first quarter of this year. The Company's ZoomTown.com subsidiary reported increased SG&A expenses of $1 million in the current quarter and $4 million year-to-date, which consisted largely of employee costs, customer care, consulting and other operational expenses.

Selling, general and administrative expenses were also higher for each subsidiary, increasing by $6 million versus the prior year quarter and $24 million year-to-date. The vast majority of the increase in SG&A expenses, or $5 million in the current quarter and $20 million year-to-date, was incurred by CBAD in support of its "Any Distance" offer. The CBAD subsidiary has incurred relatively high customer acquisition costs in order to capture household and business market shares of 56% and 27%, respectively.

As a result of lower EBITDA at CBAD and the dilutive effect of the introduction of the web hosting business at Zoomtown.com, EBITDA declined to slightly more than $2 million in the current quarter. Nine-month results were similar, with negative EBITDA of $1 million representing a $21 million, or 107%, decline in comparison to the same period in 1999. Experiencing a similar decrease was EBITDA margin, which dropped to slightly more than 6% in the current quarter and a negative 1% for the nine-month period. Prior year EBITDA margins were approximately 24%.

FINANCIAL CONDITION

CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY

The Company's continued transformation from a wireline voice communications provider focused on its local franchise to a nationwide provider of data, voice and Internet services and a regional provider of wireless services has resulted in significantly different financing requirements. Although the Company expects to generate positive cash flow from operations in 2000, capital expenditures and other investing needs continue to increase the Company's borrowings. The Company expects the need for additional borrowings to continue in the near term.

In order to provide for these cash requirements and other general corporate purposes, the Company maintains a $2.1 billion credit facility with a group of 24 lending institutions. The credit facility consists of $900 million in revolving credit and $750 million in term loans from banking institutions and $450 million in term loans from non-banking institutions. At September 30, 2000, the Company had drawn approximately $1.4 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the Merger and to provide for the Company's business needs. Accordingly, the Company has approximately $700 million in additional borrowing capacity under this facility as of the date of this report. The Company believes that this will be sufficient to provide for the Company's financing requirements in excess of amounts generated from its operations.

The interest rates to be charged on borrowings from the credit facility can range from 100 to 225 basis points above the London Interbank Offering Rate ("LIBOR"), depending on the Company's credit rating. The current borrowing rate ranges from 175 to 200 basis points above LIBOR. The Company incurs banking fees in association with this credit facility that range from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

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

As of the date of this filing, the Company maintains the following credit ratings:

                                                                    Duff & Phelps              Moody's
ENTITY          Description           Standard and Poor's       Credit Rating Service     Investor Service
----------------------------------------------------------------------------------------------------------
BRW      Corporate Credit Rating            BB+                        BB+                       Ba2
CBT      Corporate Credit Rating            BB+                        BBB+                      Baa3

The Company also has an ownership position in five publicly traded companies that were valued at approximately $730 million as of September 30, 2000, net of amounts collateralized on the forward sale of PSINet common stock discussed in Note 5. The market value of this portfolio decreased approximately $20 million in the quarter as a result of the sale of a minority investment and a decline in the market value of the Company's investment in PSINet, offset by an increase in the market value of the Company's investment in Corvis Corporation ("Corvis"). The future sale of the Corvis investment is subject to SEC rules and contractual limitations.

As mentioned above, the Company liquidated a portion of a minority investment in another company in the current quarter, providing $14 million in additional cash flow during the quarter. Approximately $26 million in cash flow has been provided in the first nine months of this year through selected liquidation of minority equity investments.

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

CASH FLOW

For the first nine months of 2000, cash provided by operating activities was $223 million, $70 million higher than the $153 million generated for the first nine months of 1999.

The Company's significant investing activities were capital expenditures and equity investments. Capital expenditures for the nine-month period were approximately $524 million, considerably higher than the $148 million spent in the prior year period. This increase is attributable to expenditures associated with the expansion of the Company's nationwide fiber-optic network acquired in the Merger (and includes the purchase of $25 million in optronics equipment from Corvis) and additional equipment purchases by CBT. Capital expenditures to maintain and grow the nationwide fiber network, complete the wireless network expansion, and maintain the local Cincinnati network are now expected to be approximately $830 million in 2000, slightly higher than amounts spent by the Company on a pro forma basis in 1999. The Company continues to make strategic equity investments, investing $19 million in additional equity instruments of Corvis in the current quarter and bringing to $76 million its total investment in various equity securities during the nine-month period. Approximately $26 million in cash was provided through the sale of a portion of the Company's minority equity investments.

In contrast to the first nine months of 1999 when $41 million in common stock dividends were paid to shareowners, no dividends were paid on common stock in the first nine months of 2000. However, approximately $10 million in preferred stock dividends were paid to holders of the 7 1/4% preferred stock during the current nine-month period (this preferred stock was converted into common shares of the Company in April 2000). Additionally, the Company switched to cash payments of dividends on its 12 1/2% preferred stock in February 2000 and approximately $37 million in dividends were paid on this preferred stock in the first nine months of 2000. This amount is included in the "Minority Interest Expense (Income)" caption in the Condensed Consolidated Statements of Income and Comprehensive Income. The Company did not incur any preferred stock dividends in the prior year because it did not have preferred stock outstanding prior to the Merger. The capital expenditures necessary to expand the Company's leading-edge, fiber-optic network and the retirement of $404 million of the outstanding 9% Notes has resulted in additional short-term and long-term borrowings. During the nine-month period, the Company has increased its net borrowings by $260 million. Slightly offsetting this was an additional $60 million in cash generated through the issuance of common shares of the Company as a result of stock option exercises during the first nine months of 2000.

BALANCE SHEET

The following comparisons are relative to December 31, 1999.

The change in cash and cash equivalents, property, plant and equipment, investments in other entities, long-term debt, redeemable preferred stock and additional paid in capital is further explained in the preceding cash flow discussion. The increase in accounts receivable was primarily the result of higher revenues. Lower inventory levels are attributable to an increase in hardware sales. Goodwill and other intangibles increased slightly as adjustments to the purchase price allocation associated with the Merger were nearly offset by the related amortization expense (see Note 2). Restructuring liabilities recorded in conjunction with the 1999 restructuring plan decreased primarily as a result of cash expenditures during the first nine months of 2000. Redeemable preferred stock decreased due to the conversion of 7 1/4% convertible preferred stock into common stock of the Company in April 2000, resulting in a corresponding increase in additional paid in capital. Increases to common stock outstanding and further increases to additional paid in capital are due to stock option exercises in the first nine months of 2000. Accumulated other comprehensive income decreased in response to changes in the market value of the Company's current equity investment portfolio and the realization of investment gains resulting from the sale of a portion of the Company's holdings in minority equity investments.

The Company's net investment in PSINet consists of 14.5 million common shares which had a market value of approximately $139 million and $31 million at September 30, 2000 and November 8, 2000, respectively. The Company adjusts this investment to fair market value at each balance sheet date and records the unrealized holding gain or loss (net of tax) in comprehensive income in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company also provides various telecommunications services to PSINet and the fees associated with such services are generally received on a prepaid basis.

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

OHIO - The TELRIC phase of CBT's alternative regulation case, which will establish the rates CBT can charge to competitive local exchange carriers for unbundled network elements, remains pending. The Public Utilities Commission of Ohio ("PUCO") issued its decision on the methodology CBT must use to calculate these rates on November 4, 1999. On January 20, 2000, the PUCO denied all parties' requests for rehearing except for one issue regarding nonrecurring charges. On March 17, 2000, CBT filed an appeal to the Ohio Supreme Court with respect to several issues. The appeal has been fully briefed, but has not yet been set for argument. Nevertheless, CBT has submitted new cost studies as required by the PUCO's orders and is awaiting comments. After a period for review of the studies and resolution of any disputes, CBT is to file a tariff implementing the resulting rates.

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

Broadwing Communications faces significant competition from other fiber-based telecommunications companies such as Level 3 Communications, Qwest Communications International, Global Crossing and Williams Communications. These companies have enjoyed a competitive advantage over Broadwing Communications in the past. The Company feels that Broadwing Communications is well equipped to match these competitors on the basis of technology and has been working to improve on critical processes, systems and the execution of its business strategy. In order to achieve competitive advantage, the Company intends to develop or blend even more products and services from other subsidiaries into the operations of Broadwing Communications. This will be done as deemed necessary by the Company. Broadwing IT Consulting competes with Intranet hardware vendors, wiring vendors, and other network integration and consulting businesses.

The Company's other subsidiaries face intense competition in their markets, principally from larger companies. These subsidiaries primarily seek to differentiate themselves by leveraging the strength and recognition of the Company's brand equity, by providing customers with superior service and by focusing on niche markets and opportunities to develop and market customized packages of services. Cincinnati Bell Wireless is one of six active wireless service providers in the Cincinnati and Dayton, Ohio metropolitan market areas. Cincinnati Bell Directory's competitors are directory services companies, newspapers and other media advertising service providers in the Cincinnati metropolitan market area and it now competes with "Yellow Book" following the sale of Donnelley's Cincinnati operations to Yellow Book. This competition may affect CBD's ability to grow or maintain profits and revenues.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company is, however, required by terms negotiated with its lenders to engage in interest rate swaps once certain thresholds are exceeded with regard to floating rate debt as a percentage of the Company's total debt. The Company exceeded this threshold during the current quarter and, accordingly, entered into a series of interest rate swap agreements on notional amounts totaling $80 million. The purpose of these agreements is to hedge against changes in market interest rates to be charged on the Company's borrowings against the credit facility.

These swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. Because these amounts are not exchanged, the notional amounts of these agreements are not indicative of the Company's exposure resulting from these derivatives. The amounts to be exchanged between the parties are primarily the result of the swap's notional amount and the fixed and floating rate percentages to be charged on the swap.

Potential non-performance by counter-parties to the swap agreements exposes the Company to a certain amount of credit risk due to the possibility of counter-party default. Because the Company only engages in swap agreements with counter-parties who are at least investment grade, it believes the risk of counter-party default is minimal.

Interest Rate Risk Management - The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.

Form 10-Q Part II                                                Broadwing Inc.

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is included in Note 12 of the notes to the condensed consolidated financial statements on page 13 of this quarterly report and is incorporated by reference in this Item 1.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company is restricted as to the payment of certain dividends as defined in the Credit Agreement governing its $2.1 billion credit facility further described on page 25 of this quarterly report and incorporated by reference in this Item 2.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         The following are filed as Exhibits to Part I of this Form 10-Q:

         Exhibit
         Number
         ------
         (27)              Financial Data Schedule

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       Broadwing Inc.






Date:  November 13, 2000               /s/ Kevin W. Mooney
       -----------------               -----------------------------------
                                       Kevin W. Mooney
                                       Chief Financial Officer