Form 10-K
period 2000-12-31
BROADWING INC
filed 2001-03-16
CIK 716133

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2000

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

                                                           Name of each exchange
Title of each class                                        on which registered
--------------------------------------------------------------------------------

Common Shares (par value $0.01 per share)              New York Stock Exchange
Preferred Share Purchase Rights                        Cincinnati Stock Exchange
6.75% Preferred Shares                                 New York Stock Exchange

Securities requested pursuant to Section 12(g) of the Act:  None

                     ---------------------------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes    X    No
         -----    -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    At February 28, 2001, there were 217,842,953 Common Shares outstanding.

    At February 28, 2001, the aggregate market value of the voting shares owned by non-affiliates was $5,013,092,925.

----------------------------------------
DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the registrant's definitive proxy statement dated March 30, 2001 issued in connection with the annual meeting of shareholders (Part III)

                                TABLE OF CONTENTS


                                     PART I

                                                                                                               Page
Item 1.    Business............................................................................................  1
Item 2.    Properties.......................................................................................... 10
Item 3.    Legal Proceedings................................................................................... 12
Item 4.    Submission of Matters to a Vote of Security Holders................................................. 12
Item 4A.   Executive Officers of the Registrant................................................................ 12


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters............................... 14
Item 6.    Selected Financial Data............................................................................. 15
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations............... 17
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......................................... 42
Item 8.    Financial Statements and Supplementary Schedules.................................................... 44
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................ 81


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.................................................. 82
Item 11.   Executive Compensation.............................................................................. 82
Item 12.   Security Ownership of Certain Beneficial Owners and Management...................................... 82
Item 13.   Certain Relationships and Related Transactions...................................................... 82


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................... 82
           Signatures.......................................................................................... 87

This report contains trademarks, service marks and registered marks of the Company and its subsidiaries, as indicated.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
STATEMENT

         This Form 10-K contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, which are based on the Company's current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of the Company and its subsidiaries, are forward-looking statements. These statements involve potential risks and uncertainties; therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

         Important factors that may affect the Company's expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which the Company and its subsidiaries operate; advances in telecommunications technology; the ability of the Company to generate sufficient cash flow to fund its business plan and expand its optical network; changes in the telecommunications regulatory environment; changes in the demand for the services and products of the Company and its subsidiaries; the ability of the Company and its subsidiaries to introduce new service and product offerings in a timely and cost effective basis; the ability of the Company to attract and retain highly qualified employees; the successful implementation of restructuring initiatives and the performance of marketable equity securities of other companies held within the Company's investment portfolio.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         Broadwing Inc. (together with its consolidated subsidiaries, the "Company") is a full-service, local and national provider of data and voice communications services, and a regional provider of wireless communications services. The Company seeks to provide world-class service on a national level by combining two sets of strengths: its nationwide optical network and Internet backbone and its well-regarded brand name and reputation for service in its local and regional franchise area. The Company has principal businesses in four industry segments: Broadband, Local Communications, Wireless and Other Communications.

         The Company completed its merger with the former IXC Communications, Inc. ("IXC", now "Broadwing Communications") on November 9, 1999 (the "Merger") and accounted for this transaction according to the purchase method of accounting. As such, Broadwing Communications' operating results are included in the Company's operating results prospectively from November 9, 1999 and are referred to as the "as reported" results. The Company's "pro forma" results assume that the Merger took place on January 1, 1998 and combine the operating results of the historical Cincinnati Bell Inc. and the former IXC. The pro forma numbers are subject to certain assumptions and related adjustments, all of which pertain to the Merger.

         The Company is incorporated under the laws of Ohio and has its principal executive offices at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900).

    BROADBAND

    The Broadband segment was created as a result of the Merger and reflects the operations of the Company's Broadwing Communications subsidiary. Broadband revenues constituted 47% of consolidated Company revenues in 2000, or two percentage points higher than the 45% generated in the prior year on a pro forma basis.

    Broadwing Communications is a nationwide provider of data and voice communications services. These services are provided over more than 18,000 route miles of fiber-optic transmission facilities. Revenues for the Broadband segment come chiefly from broadband transport and switched long-distance services, categories constituting 39% and 41%, respectively, of Broadband segment revenues. The remaining 20% of revenues are comprised of data and Internet services, information technology consulting and network construction services.

    Broadband transport services provided by this segment represent the long-haul transmission of data, voice and Internet traffic over dedicated circuits. Additionally, the broadband transport category includes revenues from IRU agreements. IRU agreements typically cover a fixed period of time and represent the lease of capacity or network fibers. The Company currently maintains sufficient network capacity such that it believes that the sale of IRU agreements will have no negative impact on its ability to carry traffic for its retail customers. The offering of IRU agreements is standard practice within the industry and among Broadwing Communications' competitors.

    Switched services represent billed minutes of use, primarily for the transmission of voice long distance services. These revenues have been decreasing as a percentage of total Broadband segment revenues as Broadwing Communications has focused its efforts on margin improvement and optimization of this revenue source. Switched services have provided 41%, 50% and 65% of Broadband segment pro forma revenues in 2000, 1999 and 1998, respectively.

    Data and Internet services represent the sale of high-speed data transport services such as frame relay, Internet access and web hosting. These services are growing as a percentage of segment revenues, doubling from 3% in 1999 to more than 6% in 2000. The Company envisions a growing market for these types of services and it expects that the Data and Internet category will provide a greater share of Broadband segment revenues in the future.

    Other services consist primarily of information technology consulting services and network construction projects. For the year 2000, information technology consulting revenues were $66 million, or $52 million higher than in the prior year. In 2000, network construction projects provided $68 million in revenue, compared to no such revenue in the prior year. The Company typically gains access to rights of way or additional fiber routes through its network construction activities. In 1999, the Company recorded $28 million in nonrecurring, residual revenues from a prior sale of dark fiber.

    The centerpiece of the Broadband segment is its next-generation network. This network is fully operational and includes an Internet backbone and represents the first commercially deployed, optically switched network.

    Since revenues from this segment are conditioned primarily on usage and the ratable recognition of contract revenues, the operations of the segment follow no particular seasonal pattern. However, this segment does receive a significant portion of its revenues from a relatively small group of interexchange carriers that are capable of constructing their own network facilities.

    In order to satisfy the contractual commitments that Broadwing Communications has entered into with respect to IRU agreements and network construction projects, approximately 2,700 route miles must still be constructed at an estimated cost of $88 million. Prices and rates for this segment's services offerings are primarily established through contractual agreements. Accordingly, they are influenced by competitive conditions such as the number of competitors, availability of comparable service offerings and the amount of fiber network capacity available from these competitors.

    Broadwing Communications faces significant competition from other fiber-based telecommunications companies such as AT&T, Worldcom, Sprint, Level 3 Communications, Qwest Communications International, Global Crossing and Williams Communications. These companies have similarly equipped fiber networks, are well-financed, and have enjoyed certain competitive advantages over Broadwing Communications in the past.

LOCAL COMMUNICATIONS

    The Local Communications segment provides local telephone service, network access, high-speed Internet access, data transport services and switched long distance, as well as other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. This market consists of approximately 2,400 square miles located within a 25-mile radius of Cincinnati, Ohio. Services are provided through the Company's Cincinnati Bell Telephone ("CBT") subsidiary.

    CBT's service offerings are generally classified into three major categories: local service, network access, and other services. On a pro forma basis, the Local Communications segment produced 37%, 44% and 47% of consolidated Company revenues in 2000, 1999 and 1998, respectively. Approximately 98% of CBT's network access lines are in one local access transport area.

    Local service revenues are primarily from end-user charges for use of the public switched telephone network and for value-added services such as custom-calling features. These services are provided to business and residential customers and represented 57% of CBT's revenues in 2000. Network access represented 25% of CBT's revenues in 2000 and came from interexchange carriers for access to CBT's local communications network and business customers for customized access arrangements. Other services provided the remaining 18% of CBT's revenues in 2000 and resulted from the sale and installation of telecommunications equipment, Internet access, inside wire installation and maintenance and other ancillary services.

    CBT has successfully leveraged its embedded network investment to provide value-added services and unique product bundling packages, resulting in additional revenue with minimal incremental costs. CBT's plant, equipment and network are state-of-the-art and are capable of handling new service offerings as they are developed. All of the network access lines subscribed to CBT are served by digital switches and have the ISDN and Signaling System 7 capability necessary to support enhanced features such as Caller ID, Call Trace and Call Return. The network also includes more than 2,800 route miles of fiber-optic cable, with synchronous optical network ("SONET") rings linking Cincinnati's downtown with other major business centers. These SONET rings offer increased reliability and redundancy to CBT's major business customers.

    CBT's capital investment has been held relatively constant in recent years, normally ranging between $130 million and $152 million per year. CBT will still require a significant amount of capital spending in 2001 in order to facilitate widespread deployment of its high-speed digital subscriber line service (ZoomTown-SM-) and equip its entire network for the delivery of high-speed data transport services. However, CBT currently plans to spend less for capital expenditures than the $152 million spent in 2000.

    In order to maintain its network, CBT relies on readily available supplies from a variety of external vendors. Since the majority of CBT's revenues result from use of the public switched telephone network, its operations follow no particular seasonal pattern. CBT's franchise area is granted under regulatory authority, and is subject to increasing competition from a variety of competitors. CBT is not aware of any regulatory initiative that would restrict the franchise area in which it is able to operate. A significant portion of its revenues is derived from pricing plans that require regulatory overview and approval. In recent years, these pricing plans have resulted in decreasing or fixed rates for some services, offset by price increases and more flexibility for other services.

    As of December 31, 2000, more than 50 companies were certified to offer telecommunications services in CBT's local franchise area and 39 of those companies have sought interconnection agreements with CBT. CBT seeks to maintain a competitive advantage over these carriers through its service quality, network capabilities, innovative products and services, creative bundling ideas for products and customer billing and value pricing. CBT has experienced only a 1% net loss in access lines in spite of an increased level of competition.

    CBT had approximately 1,049,000 network access lines in service on December 31, 2000, a 1% reduction in comparison to 1,055,000 access lines in service at December 31, 1999. Approximately 68% of CBT's network access lines serve residential customers and 32% serve business customers. In addition, voice-grade equivalents from digital services, a measure used to express the sale of higher-bandwidth services, increased 37% and 34% in 2000 and 1999, respectively.

WIRELESS

    The Wireless segment comprises the operations of Cincinnati Bell Wireless LLC ("CBW"), a venture with AT&T PCS, Inc. ("AT&T PCS") in which the Company owns 80.1% and AT&T PCS owns the remaining 19.9%. The Company acquired its 80.1% ownership interest from AT&T PCS on December 31, 1998. CBW provides advanced digital personal communications to customers in its Greater Cincinnati and Dayton, Ohio operating areas. Services are provided over the Company's regional and AT&T PCS' national networks.

    Revenues for the Wireless segment come primarily from two sources: provision of wireless communications services to its subscribers and the sale of handsets and associated equipment. In 2000, approximately 93% of revenues for the segment were from services and the remaining 7% were from equipment sales. This compares to approximately 86% and 14%, respectively, of prior year revenues. In total, the Wireless segment contributed 9% of consolidated pro forma revenues and also supplied more than 23% of the growth in consolidated revenues for 2000. In 1999, the Wireless segment produced 5% of consolidated pro forma revenues and 70% of the growth in consolidated revenues.

    Service revenues are generated through subscriber use of the Company's wireless communications network. This network is maintained by the Company with respect to the Greater Cincinnati and Dayton, Ohio operating areas, with wireless calls beyond these areas being terminated on AT&T PCS' national wireless network. Service revenues are generated through a variety of rate plans, which typically include a fixed number of minutes for a flat monthly rate, with additional minutes being charged at a per-minute-of-use rate. Additional revenues are generated when subscribers of other wireless providers initiate calls while roaming in CBW's service area. However, significant expenses are also incurred by this segment when its own wireless subscribers use their handsets in the operating territory of other wireless providers.

    Approximately 90% of all service revenues were generated on a postpaid basis, whereby subscribers pay in arrears based on usage. The remaining 10% of service revenues were generated by the Company's new i-wireless-SM-prepaid service. In October 1999, the Company introduced this new service, allowing for the purchase of a specific number of minutes, in advance, at a fixed price. Since this service leverages the Company's existing network and requires no billing capabilities, it does not require significant incremental capital investment.

    Sales of handsets and associated equipment take place primarily at the Company's retail locations, which consist of store locations and kiosks in high-traffic shopping malls and commercial buildings in the Cincinnati and Dayton, Ohio areas. Sales also take place in the retail stores of major electronic retailers pursuant to agency agreements. The Company sells handsets and equipment from a variety of vendors with the Nokia brand being the most popular with its customers. The Company maintains a supply of equipment and does not envision any shortages that would compromise its ability to add new customers. Unlike service revenues (which are a function of wireless handset usage), some degree of seasonality is experienced with respect to sales of equipment. In order to attract customers, handsets are typically sold by the Company for less than direct costs.

    The Wireless segment offers its services over a digital wireless network using Time Division Multiple Access ("TDMA") technology. The Company believes that TDMA technology will meet the existing needs of its customers and enable it to introduce new products and services as part of its business plan. As previously mentioned, this segment relies on AT&T PCS' national network for calls outside of its Greater Cincinnati and Dayton, Ohio operating areas. The Company believes that AT&T PCS will maintain its national digital wireless network in a form and manner that will allow CBW to attract and retain customers.

    Rates and prices for this segment are determined as a function of marketplace conditions. As such, rates can and will be influenced by the pricing plans of as many as six active wireless service competitors. As evidenced by its record of attracting and retaining customers since its entry into the wireless business in 1998, the Company believes that its combination of technology, pricing, brand name and customer service enable it to succeed in its current operating environment.

    Given that this venture is jointly owned with AT&T PCS, income or losses generated by this segment are shared between CBW and AT&T PCS in accordance with respective ownership percentages. As a result, 19.9% of the operating income or loss of this segment is reflected as minority interest income or loss in the Company's Consolidated Statements of Income and Comprehensive Income (Loss).

OTHER COMMUNICATIONS

    Other Communications combines the operations of the Cincinnati Bell Any Distance, Cincinnati Bell Directory, ZoomTown.com and Cincinnati Bell Public Communications segments. Revenues for the Other Communications segment constituted approximately 7% of consolidated Company revenues in 2000. The results of operations of the Company's former Cincinnati Bell Supply subsidiary are no longer reflected in this segment pursuant to the sale of this business in the second quarter of 2000.

Cincinnati Bell Any Distance (formerly Cincinnati Bell Long Distance)

    In 2000, Cincinnati Bell Any Distance ("CBAD") resold long distance services to small and medium-sized businesses and residential customers in the Greater Cincinnati area, producing $46 million in revenues for the Other Communications segment and representing approximately 2% of consolidated revenues. Customers of the former Cincinnati Bell Long Distance ("CBLD") outside of the Greater Cincinnati operating territory were serviced by Broadwing Communications, with the associated revenues and expenses being reported in the results of the Broadband segment. In January 2001, the Company officially established the new CBAD subsidiary to assume the Cincinnati-based marketing activities for the Any Distance service. The former CBLD was then merged into Broadwing Communications. Accordingly, revenues for the Any Distance Service in the Cincinnati area will continue to be reported as a component of the Other Communications segment while revenues and expenses associated with non-Cincinnati area customers will continue to be reported in the results of the Broadband segment.

Cincinnati Bell Directory ("CBD")

    CBD publishes Yellow Pages directories and sells directory advertising and informational services in Cincinnati Bell Telephone's local service area. These services are available to more than 1.2 million residential and business customers in the form of traditional printed directories, an Internet-based service known as "Cincinnati Exchange," and on CD-Rom. In 2000, CBD produced $78 million in revenues, or approximately 4% of consolidated revenues.

ZoomTown.com ("ZoomTown")

    ZoomTown provides managed web hosting nationally, while all other operations are primarily directed to the Greater Cincinnati metropolitan area. In 2000, ZoomTown provided $5 million in revenues, less than 1% of consolidated revenues of the Company.

Cincinnati Bell Public Communications Inc. ("Public")

    Public provides public payphone services to customers in a regional area consisting of eight states. Public has approximately 8,400 stations in service and generated approximately $14 million in revenue in 2000, or approximately 1% of consolidated revenues.

BUSINESS OUTLOOK

    Evolving technology, the preferences of consumers, the legislative and regulatory initiatives of policy makers and the convergence of other industries with the communications industry are causes for increasing competition. The range of communications services, the equipment available to provide and access such services and the number of competitors offering such services continue to increase. These initiatives and developments could make it difficult for the Company to maintain current revenue and operating margins.

         Broadwing Communications faces significant competition from other fiber-based telecommunications companies such as AT&T, Worldcom, Sprint, Level 3 Communications, Qwest Communications International, Global Crossing and Williams Communications. These companies have enjoyed a competitive advantage over Broadwing Communications in the past. Broadwing IT Consulting, a subsidiary of Broadwing Communications, competes with Intranet hardware vendors, wiring vendors, and other information technology consulting businesses. In order to achieve competitive advantage, the Company intends to develop new products and services or blend products and services from other subsidiaries into the operations of Broadwing Communications as deemed necessary.

    Cincinnati Bell Telephone's current and potential competitors include other incumbent local exchange carriers, wireless services providers, interexchange carriers, competitive local exchange carriers and others. To date, CBT has signed various interconnection agreements with competitors and approximately 1% of net access lines have been transferred since the advent of competition in CBT's service area.

    The Company's other subsidiaries face intense competition in their markets, principally from larger companies. These subsidiaries primarily seek to differentiate themselves by leveraging the strength and recognition of the Company's brand equity, by providing customers with superior service, and by focusing on niche markets and opportunities to develop and market customized packages of services.

    Cincinnati Bell Wireless is one of six active wireless service providers in the Cincinnati and Dayton, Ohio metropolitan market areas. Cincinnati Bell Directory's competitors are directory services companies, newspapers and other media advertising service providers in the Cincinnati metropolitan market area. CBD now competes with "Yellow Book" following the sale of Donnelley's Cincinnati operations to Yellow Book. This competition may affect CBD's ability to grow or maintain profits and revenues.

    Cincinnati Bell Any Distance has captured substantial market share in the Greater Cincinnati area since the introduction of its Any Distance offer in January 2000, but still faces intense competition from larger long distance providers and other resellers. As a matter of necessity, margins on long distance minutes continue to fall as providers attempt to hold on to their subscriber base. Furthermore, additional advertising and other start-up costs are necessary in order to capture and retain market share. ZoomTown.com enjoyed a successful launch in 2000, but competes with nationally known web-hosting providers such as Exodus Communications, Inc. and Digex, Incorporated.

    The Company believes that its reputation for quality service and innovative products can be successfully exported outside of its local franchise area. The Company has successfully blended its provisioning and marketing expertise with Broadwing Communications' next-generation optical network in order to introduce advanced calling and data transport services throughout the United States. The Company intends to retain market share with respect to its current service offerings and continue to pursue rapid growth in data transport and wireless communications services. The Company also intends to continue to leverage its investment in its local communications and its regional wireless networks and national partnership with AT&T PCS to provide new and incremental product and service offerings to its customers in the Greater Cincinnati and Dayton, Ohio markets.

RISK FACTORS

    INCREASED COMPETITION COULD AFFECT PROFITABILITY AND CASH FLOW

    CBT continues to be the predominant provider of local data and voice communications in the Greater Cincinnati and Northern Kentucky areas. This business is becoming increasingly competitive. CBT offers modern telecommunications services (such as its high-speed Asynchronous Digital Subscriber Line ("ADSL") service and its FUSE(R) Internet access services) to its local customers, but faces competition from competitive local exchange carriers, cable modem providers and Internet access providers. The Company believes CBT will face greater competition as more competitors emerge and focus additional resources on the Greater Cincinnati and Northern Kentucky metropolitan areas.

    Broadwing Communications presents the Company with significant opportunities to reach a nationwide customer base and provide new services to local customers. However, the Company's success in this regard will depend on a sustained ability to meet the price, quality and service expectations of its customers. From a national perspective, the Company faces competition from well-managed and well-financed companies such as AT&T, Worldcom, Sprint, Level 3 Communications, Qwest Communications International, Global Crossing, Williams Communications and several new emerging competitors.

    Competition from other national providers could also have another effect on the Company. The current and planned fiber-optic network capacity of these and other competitors could result in decreasing prices even as the demand for higher-bandwidth services increases. Most of these competitors have announced plans to expand, or are currently in the process of expanding, their networks. Increased network capacity and traffic optimization could place downward pressure on prices, thereby making it difficult for the Company to maintain current prices and profit margins. As with competition in the local arena, the Company's failure against these competitors would affect its ability to continue construction of its optical network, which would have a material adverse effect on its business, financial condition and results of operations.

    The Company's other subsidiaries operate in a largely local or regional area, and each of these subsidiaries faces significant competition. CBAD's competitors include large national interexchange carriers. CBD's competitors are other directory services companies such as "Yellow Book", newspapers and other media advertising services providers in the Cincinnati metropolitan market area. CBW is one of six active wireless service providers in the Cincinnati and Dayton metropolitan market areas, most of which are nationally known and well-financed. ZoomTown provides managed web-hosting and other Internet-based products and services and competes with other web hosting providers such as Exodus Communications, Inc. and Digex, Incorporated. Public competes with several other public payphone providers, some of which are national in scope and offer lower prices for coin-based local calling services. Public is also being adversely impacted by the growing popularity of wireless communications.

    The Company's inability to succeed against these competitors would affect its profitability and cash flow. This would result in increased reliance on borrowed funds and could affect the Company's ability to continue expansion of its wireline and wireless networks.

    INSUFFICIENCY OF CASH FLOW FOR PLANNED INVESTING AND FINANCING ACTIVITIES WILL RESULT IN A SUBSTANTIAL INCREASE IN INDEBTEDNESS

    Prior to the Merger, the Company was able to generate sufficient cash flow for its investing and financing needs as a result of mature businesses that benefited from a local telephone franchise, an embedded customer base and relative freedom from competition. However, increased demand for data, Internet-based and wireless communications has made it necessary and prudent for the Company to diversify into new businesses. Entering these businesses requires the Company to explore new markets in an attempt to reach new customers, and has resulted in substantial start-up costs, net operating losses and a drain on cash flow. To successfully compete in these markets, the Company expects to make $1.6 billion in aggregate capital expenditures over the next three years, with an increasing proportion of these expenditures resulting from projected growth.

    In order to provide for these cash requirements, the Company has obtained a $2.1 billion credit facility from a group of both banking and non-banking institutions. The Company increased its indebtedness in 2000 under this credit facility by approximately $900 million in order to fund its capital investment program and to refinance $404 million in existing debt. The Company anticipates a significant level of additional borrowings from this facility in 2001, though it expects these new borrowing requirements to be considerably less than in 2000. At the end of 2000, the Company had approximately $460 million in remaining borrowing capacity from this credit facility.

    The ability to borrow from this credit facility is predicated on the Company's ability to satisfy certain debt covenants that have been negotiated with lenders. Failure to satisfy these debt covenants could severely constrain the Company's ability to borrow from the credit facility without receiving a waiver from these lenders. If the Company were unable to continue the construction of its optical network and other capital initiatives, current and potential customers could be lost to competitors, which would have a material adverse effect on its business, financial condition and results of operations. To date, the Company has maintained compliance with regard to all of its financial covenants.

    NETWORK EXPANSION IS DEPENDENT ON ACQUIRING AND MAINTAINING RIGHTS-OF-WAY AND PERMITS

    The expansion of the Company's network also depends on acquiring rights-of-way and required permits from railroads, utilities and governmental authorities on satisfactory terms and conditions and on financing such expansion. In addition, after the network is completed and required rights and permits are obtained, the Company cannot guarantee that it will be able to maintain all of the existing rights and permits. Although the Company expects to maintain and renew its existing agreements, the loss of a substantial number of existing rights and permits would have a material adverse effect on its business, financial condition and results of
operations.   Furthermore, the Company may incur significant future
expenditures in order to remove its facilities upon expiration of related rights-of-way agreements.

    A SIGNIFICANT AMOUNT OF CAPITAL EXPENDITURES WILL BE REQUIRED TO FUND EXPANSION OF THE NETWORK

    The Company is committed to the expansion of its nationwide optical network, the deployment of high-speed data transport services both nationally and in its local telephone franchise area and continued infrastructure development for its wireless business. These initiatives will require a significant amount of capital expenditures to complete and maintain.

    The Company's annual capital expenditures increased significantly in 2000 and 1999 in support of these initiatives and as a result of the Merger. Capital expenditures of $144 million in 1998 more than doubled to $381 million in 1999 and then again to $844 million in 2000 primarily as a result of the Merger. Of the $844 million in capital expenditures in 2000, approximately 70% and 10%, respectively, can be attributed to the Broadband and Wireless segments (see "Capital Additions" later in this Form 10-K for additional information as to capital expenditures). The Company's current plans call for $700 million in capital spending in 2001 and more than $900 million over the succeeding two-year period, primarily related to continued expansion of the optical network.

    The Company believes that it is imperative to invest heavily in its network in order to offer leading-edge products and services to its customers. Failure to construct and maintain such a network would leave the Company vulnerable to customer loss to other fiber-optic network providers, and would cause slower than anticipated growth. This would have a material adverse effect on the Company's business, financial condition and results of operations.

    REGULATORY INITIATIVES MAY IMPACT THE COMPANY'S PROFITABILITY

    The Company's most profitable subsidiary, CBT, is subject to regulatory oversight of varying degrees at both the state and federal level. Regulatory initiatives that would put CBT at a competitive disadvantage or mandate lower rates for its services could result in lower profitability and cash flow for the Company. This could potentially compromise the expansion of its national optical network and development of its wireless business.

    A further discussion of specific regulatory matters pertaining to the Company and its operations is contained in Item 7 of this Report on Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    THE COMPANY MAINTAINS AN INVESTMENT IN THE EQUITY SECURITIES OF OTHER COMPANIES

    As a result of the Merger and in the normal course of its operations, the Company has accumulated a portfolio of public and non-public equity securities, some of which are subject to certain restrictions as to exercise (further discussion of these securities can be found in Note 4 of the Notes to Financial Statements).

    The value of this portfolio is subject to considerable fluctuations in market value that, under certain circumstances, could require the Company to recognize a loss on investments that would affect its reported operating results and the carrying amount of the associated securities in the Company's balance sheet.

    THE COMPANY'S RECENTLY ANNOUNCED RESTRUCTURING INITIATIVE IS CRITICAL TO ITS SUCCESS

    The Company announced a restructuring initiative on February 20, 2001 that is intended to realign its Cincinnati-based operations and implement a new customer focus for these businesses. Successfully completing this initiative by executing the various business strategies that embody the initiative, retaining customers and maintaining employee morale and focus will be critical to the continued profitability of the Company's Cincinnati-based businesses. Failure to successfully implement this initiative could have an adverse effect on the Company's business, financial condition and results of operations.

ATTRACTING AND RETAINING HIGHLY QUALIFIED EMPLOYEES ARE NECESSARY FOR COMPETITIVE ADVANTAGE

    The Company seeks to achieve competitive advantage by hiring, and retaining, highly skilled senior management, sales and engineering personnel. The Company deems this to be of particular importance in an industry that depends on innovation and execution in order to attract and retain the customer. If the Company failed to attract or retain these skilled personnel, its financial condition and results of operations could be materially impacted.

THE COMPANY'S SUCCESS DEPENDS ON THE INTRODUCTION OF NEW PRODUCTS AND SERVICES

    The Company's success depends on being able to anticipate the needs of current and future enterprise customers, many of which are currently evolving. The Company seeks to meet these needs through new product introductions, service quality and technological superiority. If the Company failed to anticipate the needs of these customers and did not introduce the new products and services necessary to attract or retain these customers, its could have a material adverse impact on its business, financial condition and results of operations.

CAPITAL ADDITIONS

    The capital additions of the Company are primarily for its fiber-optic transmission facilities, telephone plant in its local service area, development of the infrastructure for its wireless business and construction of additional data centers to meet the demand for web hosting and data collocation services. As a result of these expenditures, the Company expects to be able to introduce new products and services, respond to competitive challenges and increase its operating efficiency and productivity.

The following is a summary of capital additions for the years 1996 through 2000 on an as-reported basis:

                                                        DOLLARS IN MILLIONS
                                                        -------------------
               LOCAL TELEPHONE              FIBER-OPTIC                      WIRELESS                            TOTAL CAPITAL
                 OPERATIONS           TRANSMISSION FACILITIES            INFRASTRUCTURE            OTHER         ADDITIONS
               ---------------        -----------------------            --------------            -----         --------------
    2000            $151.9                    $591.7                         $ 84.2               $16.1              $843.9

    1999            $152.1                    $166.1*                        $ 55.9               $ 7.1              $381.2

    1998            $134.9                      --                             $2.2               $ 6.3              $143.4

    1997            $140.0                      --                             --                 $18.4              $158.4

    1996            $101.4                      --                             --                 $ 4.9              $106.3

    * Includes capital expenditures from the November 9, 1999 closing date of the Merger until the end of the year. On a pro forma basis in 1999, total capital expenditures were $819 million. The difference between pro forma and as-reported capital expenditures, or $438 million, is attributable to "fiber-optic transmission facilities" in the above table.

    EMPLOYEES

         At December 31, 2000, the Company and its subsidiaries had approximately 6,400 employees. CBT had approximately 2,100 employees covered under a collective bargaining agreement with the Communications Workers of America, which is affiliated with the AFL-CIO. This collective bargaining agreement expires in May 2002.

    BUSINESS SEGMENT INFORMATION

         The amounts of revenues, intersegment revenues, earnings before income taxes, depreciation and amortization ("EBITDA"), assets, capital additions and depreciation and amortization attributable to each of the Company's business segments for the year ended December 31, 2000 are set forth in Note 14 of the Notes to Financial Statements that are contained in Item 8 of this Report on Form 10-K, "Financial Statements and Supplementary Schedules."

ITEM 2.  PROPERTIES

    Broadwing Inc. and its subsidiaries own or maintain telecommunications facilities in 37 states. Principal office locations are in Austin, TX; Cincinnati, OH, Baton Rouge, LA; Minneapolis, MN and Indianapolis, IN. Data Centers are located in Austin, TX; Cincinnati, OH; Chicago, IL; Newark, DE; Boston, MA; New York, NY; Atlanta, GA; Dallas, TX; Santa Clara, CA; Salt Lake City, UT and Los Angeles, CA.

    The property of the Company is principally composed of its nationwide optical transmission system, telephone plant in its local telephone franchise area (i.e., Greater Cincinnati), and the infrastructure associated with its wireless business in the Greater Cincinnati and Dayton, Ohio operating areas. Each of the Company's subsidiaries maintains some investment in furniture and office equipment, computer equipment and associated operating system software, leasehold improvements and other assets. Facilities leased as part of an operating lease arrangement are expensed as incurred and are not included in the totals below.

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

    The gross investment in property, plant and equipment, in millions of dollars, at December 31, 2000 and 1999 is comprised of the following:

                                                                     2000             1999
                                                                     ----             ----
    Land and rights of way                                          $  157.6          $  155.9

    Buildings and leasehold improvements                               403.7             428.3

    Local telephone plant                                            1,839.7           1,697.2

    Fiber-optic transmission facilities                              1,587.4           1,183.2

    Furniture, fixtures, vehicles and other                            132.8             116.2

    Construction in process                                            509.1             232.0
                                                         -------------------------------------

         Total                                                      $4,630.3          $3,812.8

    Properties of the Company are divided between operating segments as follows:

                                                                       2000               1999
                                                                       ----               ----
    Broadband                                                           51.8%             46.0%

    Local Communications                                                42.0%             48.7%

    Wireless                                                             5.5%              4.5%

    Other Communications                                                 0.7%              0.8%
                                                                      -------          --------

         Total                                                         100.0%            100.0%
                                                                       ======            ======

ITEM 3.  LEGAL PROCEEDINGS

    The information required by this Item is included in Note 18 of the Notes to Financial Statements that are contained in Item 8 of this Report on Form 10-K, "Financial Statements and Supplementary Data."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

    None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT (DURING 2000)

The names, ages and positions of the executive officers of the Company as of December 31, 2000 are as follows:

                  NAME                                        AGE                              TITLE
                  ----                                        ---                              -----
James D. Kiggen (a)(b)                                         68                     Chairman of the Board

Richard G. Ellenberger (a)(b)                                  48                     President and Chief Executive Officer

Kevin W. Mooney                                                42                     Executive Vice President
                                                                                      and Chief Financial Officer

Thomas E. Taylor  (c)                                          54                     General Counsel and Secretary

Richard S. Pontin                                              47                     President and Chief Operating Officer
                                                                                      of Broadwing Communications Inc.

John F. Cassidy                                                46                     President and Chief Operating Officer
                                                                                      of the Cincinnati Bell Companies

Jeffrey C. Smith (d)                                           49                     General Counsel and Secretary


------------------------------

(a)  Member of the Board of Directors

(b)  Member of the Executive Committee

(c) Mr. Taylor retired from the Company on February 21, 2001. The Company appointed Jeffrey C. Smith to assume the duties of General Counsel and Secretary effective February 21, 2001. This change was further discussed in the Company's press release on this matter on February 21, 2001 and in a Report on Form 8-K filed with the Securities and Exchange Commission, date of report February 20, 2001.

(d) Mr. Smith has been appointed by the Company to succeed Thomas E. Taylor as General Counsel and Secretary, effective February 21, 2001.

Officers are elected annually but are removable at the discretion of the Board of Directors.

JAMES D. KIGGEN, Chairman of the Board of the Company since January 1, 1999; Chairman of the Board of Xtek, Inc. (manufacturer of engineered steel products for heavy industry) 1985-1999; Director of Xtek, Inc. 1999-2000; Chief Executive Officer of Xtek, Inc., 1981-1998; President of Xtek, Inc., 1979-1995. Director of Fifth Third Bancorp and its subsidiary, The Fifth Third Bank, and The United States Playing Card Company. Chairman of the Executive Committee and Chairman of the Governance and Nominating Committee.

RICHARD G. ELLENBERGER, President and Chief Executive Officer of the Company since March 1, 1999; Chief Operating Officer of the Company from July 1, 1998 to March 1, 1999; President and Chief Executive Officer of Cincinnati Bell Telephone Company from 1997-1998; Chief Executive Officer of Broadwing Communications Inc. since November 9, 1999; Chief Executive Officer of XLConnect, 1996-1997; President, Business Services of MCI Telecommunications, 1995-1996; Senior Vice President, Worldwide Sales of MCI Telecommunications, 1994-1995; Senior Vice President, Branch Operations of MCI Telecommunications, 1993-1994; Vice President, Southeast Region of MCI Telecommunications, 1992-1993. Director of the Company since 1998; member of the Executive Committee.

KEVIN W. MOONEY, Executive Vice President and Chief Financial Officer of the Company since September 1, 1998; Senior Vice President and Chief Financial Officer of Cincinnati Bell Telephone since January 1998; Vice President and Controller of the Company, 1996-1998; Vice President of Financial Planning and Analysis of the Company, 1994-1996; Director of Financial Planning and Analysis of the Company, 1990-1994.

THOMAS E. TAYLOR, General Counsel and Secretary of the Company from September 1998 to February 2001; Senior Vice President and General Counsel of Cincinnati Bell Telephone from 1996 to February 2001; Partner at law firm of Frost & Jacobs from 1987 to 1996.

RICHARD S. PONTIN, President and Chief Operating Officer of Broadwing Communications since November 1999; President and Chief Operating Officer of Cincinnati Bell Telephone, April 1999 to November 1999; Vice President, Engineering & Operations of Nextel Communications, 1997-1999; Vice President, National Accounts, MCI Communications, 1996; Vice President Data Services, MCI Communications, 1994-1996; Vice President, Global Alliances, MCI Communications, 1992-1994.

JOHN F. CASSIDY, President and Chief Operating Officer of the Cincinnati Bell Companies since May 2000; President of Cincinnati Bell Enterprises since August, 1999; President of Cincinnati Bell Wireless since 1996; Senior Vice President, National Sales & Distribution of Rogers Cantel in Canada from 1992-1996; Vice President, Sales and Marketing, Ericsson Mobile communications from 1990-1992; Vice President, Sales and Marketing, General Electric Company from 1988-1990.

JEFFREY C. SMITH, General Counsel and Corporate Secretary of the Company since February 2001; Chief Legal/Administrative Officer of the Company since November 1999; Senior Vice President of IXC Communications, Inc. from September 1997 until November 1999; Vice President, General Counsel and Secretary of IXC Communications, Inc. from January 1997 until September 1997; Vice President Planning and Development for Times Mirror Training, a subsidiary of Times Mirror, from August 1994 to December 1996. Served in a variety of legal capacities, including five years as General Counsel to the Baltimore Sun newspaper and Associate General Counsel and Assistant Secretary at Times Mirror from 1985 through August 1994. Prior to 1985, employed for seven years in private law practice as a trial and business attorney.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

MARKET INFORMATION

    The Company's common shares (symbol: BRW) are listed on the New York Stock Exchange and on the Cincinnati Stock Exchange. As of February 28, 2001, there were approximately 105,000 holders of record of the 217,842,953 outstanding common shares of the Company. The high and low sales prices and dividends declared per common share* each quarter for the last two fiscal years are listed below:

QUARTER                                     1ST               2ND               3RD              4TH
-------                                     ---               ---               ---              ---
2000     HIGH                               $  40.50      $  36.75              $29.94           $ 28.25
         LOW                                $  29.63      $  22.00              $23.69           $ 20.00


1999     High                               $ 23.44       $  26.50              $26.50           $ 37.88
         Low                                $ 16.06       $  19.63              $16.31           $ 18.75
         Dividend Declared                  $   .10       $    .10              $  --            $   --

* Dividends discontinued after quarterly dividend declared on June 21, 1999.

DIVIDENDS

    The Company discontinued its dividend payment on its common shares effective after the second quarter 1999 dividend payment in August 1999. The Company does not intend to pay dividends on its common shares in the foreseeable future. Furthermore, the Company's future ability to pay dividends is restricted by certain covenants and agreements pertaining to outstanding indebtedness. The Company is required to pay dividends on its 6 3/4% preferred shares, and began paying dividends in cash rather than shares of Broadwing Communications 12 1/2% preferred shares on February 15, 2000. Dividends on the 12 1/2% preferred shares are accounted for in the caption "Minority Interest Expense (Income)" in the Consolidated Statements of Income and Comprehensive Income (Loss).

ITEM 6.  SELECTED FINANCIAL DATA

MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS                     2000             1999         1998           1997          1996
------------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Revenues                                                         $2,050.1      $1,102.0      $ 861.4        $804.4         $761.1
Costs and expenses, less depreciation and amortization            1,552.1         771.5        576.4         516.1          495.5
                                                                  -------         -----        -----         -----          -----
  EBITDA (a)                                                        498.0         330.5        285.0         288.3          265.6
Depreciation and amortization                                       459.7         180.9        111.0         124.3          120.8
Restructuring and other charges (credits) (b)                         (.8)         10.9         (1.1)        (21.0)         (29.7)
                                                                 ---------         ----      --------     ---------        -------
Operating income                                                     39.1         138.7        175.1         185.0          174.5
Equity loss in unconsolidated entities (c)                           15.5          15.3         27.3          --             --
Minority interest expense (income) (d)                               44.1          (2.7)        --            --             --
Loss on investments (c)                                             356.3            --         --            --             --
Other expense (income), net                                           1.7          (1.4)         2.4           2.6           (0.4)
Interest expense (e)                                                163.6          61.6         24.1          30.1           28.1
                                                                    -----          ----        -----          ----           ----
Income (loss) from continuing operations before
   income taxes, extraordinary items and cumulative
   effect of change in accounting principle                        (542.1)         65.9        121.3         152.3          146.8
Income tax provision (benefit) (f)                                 (165.6)         31.3         42.5          54.1           51.2
                                                                   -------         ----         ----          ----           ----
Income (loss) from continuing operations before
   extraordinary items and cumulative effect of
   change in accounting principle                                  (376.5)         34.6         78.8          98.2           95.6
Income from discontinued operations, net of taxes (g)                  .2           3.4         72.1          95.4           89.4
Extraordinary item, net of taxes                                       --          (6.6)        (1.0)       (210.0)            --
Cumulative effect of change in accounting principle,
   net of taxes (h)                                                   (.8)         --           --            --               --
                                                                  --------        ------     ---------      --------         -----
Net income (loss)                                                  (377.1)         31.4        149.9         (16.4)         185.0
Dividends and accretion applicable
  to preferred stock                                                  8.1           2.1           --          --               --
                                                                 --------          ----       -------       --------       -------
Net income (loss) applicable to common
   shareholders                                                  $ (385.2)     $   29.3       $149.9        $(16.4)        $185.0
                                                                  --------        -----       ------        -------         ------
Basic earnings (loss) per common share:
  Income (loss) from continuing operations                       $  (1.82)     $     .23     $    .58       $   .72        $   .71
  Income from discontinued operations, net of taxes                    --            .02          .53           .71            .67
  Extraordinary items and cumulative effect of change
   in accounting principle, net of taxes                               --           (.05)        (.01)        (1.55)            --
                                                                    ------         -----      ------        ------         -------
Income (loss)                                                    $  (1.82)     $     .20     $   1.10       $  (.12)       $  1.38
                                                                 =========         =====      =======       ========       =======

Diluted earnings (loss) per common share:
  Income (loss) from continuing operations                       $  (1.82)     $     .22     $    .57       $   .71        $   .70
   Income from discontinued operations, net of taxes                   --            .02          .52           .70            .65
   Extraordinary items and cumulative effect of change
   in accounting principle, net of taxes                               --           (.04)        (.01)        (1.53)            --
                                                                    -------        -----       ------         -----           ----
   Income (loss)                                                 $  (1.82)     $     .20     $   1.08       $  (.12)       $  1.35
                                                                 ==========        =====       ======        =======       =======
Dividends declared per common share                                    --      $     .20     $    .40       $   .40        $   .40
Weighted average common shares (millions)
   Basic                                                           211.7          144.3        136.0         135.2          133.9
   Diluted                                                         211.7          150.7        138.2         137.7          137.2

MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS                     2000             1999         1998           1997          1996
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets (j) (g)                                             $6,477.6   $   6,505.4    $ 1,041.8     $ 1,273.8      $ 1,415.1
Long-term debt (e)                                               $2,507.0   $   2,136.0    $   366.8     $   268.0      $   271.2
Redeemable Preferred stock (i)                                   $   ---    $     228.6    $    --       $    --        $    --
Total debt (e)                                                   $2,521.0   $   2,145.2    $   553.0     $   399.5      $   409.0
Common shareowners' equity (j) (g)                               $2,021.5   $   2,132.8    $   142.1     $   579.7      $   634.4
Cash flow from continuing operations                             $  332.2   $     314.5    $   205.9     $   194.7      $   131.2

     (a) EBITDA represents operating income before depreciation, amortization, and restructuring and related charges or credits. EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies.
     (b) See Note 3 of Notes to Financial Statements.
     (c) See Note 4 of Notes to Financial Statements.
     (d) See Note 6 of Notes to Financial Statements.
     (e) See Note 5 of Notes to Financial Statements.
     (f) See Note 9 of Notes to Financial Statements.
     (g) See Note 12 of Notes to Financial Statements.
     (h) See Note 1 of Notes to Financial Statements.
     (i) See Note 7 of Notes to Financial Statements.
     (j) See Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Broadwing Inc. ("the Company") is a full-service provider of wireline and wireless telecommunications services that conducts its operations through the following reportable segments: Broadband, Local Communications, Wireless and Other Communications. A further discussion of these segments and their operating results is contained in Item 1, "Business", and in the individual segment discussions that begin on page 23 of this Report on Form 10-K.

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

RESULTS OF OPERATIONS

    On November 9, 1999, the Company completed its merger (the "Merger") with IXC Communications, Inc. ("IXC"; now "Broadwing Communications"), with the operations of Broadwing Communications now constituting the Broadband segment. The Merger constituted a major strategic initiative for the Company, which substantially increased the scope of the Company's businesses and the revenues of the Company.

    As a result of the Merger, the Company's operating results for periods prior to November 9, 1999 are not directly comparable to periods subsequent thereto. Therefore, management's discussion and analysis of results of operations has been presented both on an actual, historical basis and on a pro forma basis for 1999 and 1998, with the Company's historical results for these periods having been adjusted to give pro forma effect to the Merger as if it had occurred on January 1, 1998. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The pro forma results of operations do not purport to represent what the Company's results of operations would actually have been if the Merger and related transactions had in fact occurred on January 1, 1998. The pro forma results have been prepared on a basis comparable to the pro forma financial statements contained in the Company's Report on Form 8-K dated December 29, 1999.

    The pro forma results of operations presented below also give effect to discontinued operations and a change in operating segments effective in 2000, which change is described in the Company's Quarterly Reports on Form 10-Q for the first two fiscal quarters of 2000.

    A tabular presentation of the Company's "as reported" financial results can be found in Item 6, "Selected Financial Data" on page 15 and in the Consolidated Statements of Income and Comprehensive Income (Loss) on page 47 of this Report on Form 10-K. A discussion of the Company's as-reported financial results can be found on Page 33 of this Report on Form 10-K.

BROADWING INC.
CONSOLIDATED STATEMENTS OF INCOME - PRO FORMA


(DOLLARS IN MILLIONS)                                                               PRO FORMA - YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------------------------
                                                                                               2000 VS.                  1999 VS.
                                                                                                 1999                      1998
                                                                    2000           1999        % CHANGE     1998        % CHANGE
                                                                    ----           ----        --------     ----        ---------

REVENUES:
Broadband                                                        $  999.7        $ 742.9          35      $ 729.6               2
Local Communications                                                793.9          739.9           7        718.4               3
Wireless                                                            180.0           91.4          97            -              --
Other Communications                                                142.2          109.3          30         90.7              21
Intersegment                                                        (65.7)         (13.2)        n/m         (8.7)            (52)
                                                                 ------------------------                  -------
   Total Revenues                                                 2,050.1        1,670.3          23      1,530.0               9

COSTS & EXPENSES:
Cost of Providing Services and Products Sold                        968.1          856.8          13        795.7               8
Selling, General & Administrative                                   584.0          491.9          19        358.6              37
                                                                 ------------------------                  -------
   EBITDA                                                           498.0          321.6          55        375.7             (14)

Depreciation                                                        346.2          285.2          21        203.3              40
Amortization                                                        113.5          113.3           0        109.4               4
Restructuring Charge (Credit)                                        (0.8)          30.6          --            -              --
Other Infrequent Costs                                                  -           37.8          --          7.9              --
                                                                 ------------------------                  -------
   Operating Income (Loss)                                           39.1         (145.3)         --         55.1              --

Equity Loss in Unconsolidated Entities                               15.5           21.8        (29)         60.4             (64)
Minority Interest Expense (Income)                                   44.1           38.5          15         48.5             (21)
Loss on Investments                                                 356.3              -         n/m            -             n/m
Other Expense (Income), Net                                           1.7            2.1         (19)       (12.3)             --
Interest Expense                                                    163.6          113.7          44         82.8              37
                                                                 ------------------------                 --------
   Loss from Continuing Operations Before
   Income Taxes, Extraordinary Item and Cumulative
   Effect of Change in Accounting Principle                        (542.1)        (321.4)         69       (124.3)            159

Income Tax Provision (Benefit)                                     (165.6)          31.5         n/m         44.7             (30)
                                                                 ------------------------                 --------
   Loss from Continuing Operations Before
   Extraordinary Item and Cumulative Effect
   of Change in Accounting Principle                               (376.5)        (352.9)          7       (169.0)            109

Discontinued Operations, Net of Taxes                                 0.2            3.4         (94)        72.1             (95)
Extraordinary Item, Net of Taxes                                        -           (6.6)        n/m        (67.0)            (90)
Cumulative Effect of Change in Accounting Principle                  (0.8)             -         n/m            -              --
                                                                 ------------------------                 --------
   Net Loss                                                        (377.1)        (356.1)          6       (163.9)            117

Dividends and Accretion Applicable to Preferred Stock                 8.1            6.9          17          6.5               6
                                                                 ------------------------                 --------
   Net Loss Applicable to Common Shareowners                     $ (385.2)       $(363.0)          6      $(170.4)            113
                                                                 ========================                 ========
Basic and Diluted Loss Per Common Share                            ($1.82)        ($1.79)          2        ($.83)            116

CONSOLIDATED OVERVIEW ON A PRO FORMA BASIS:

2000 COMPARED TO 1999

    The Company continued to produce revenue growth across all of its operating segments. Consolidated revenues of $2,050 million were $380 million higher than in the prior year, representing revenue growth of 23%. The Broadband segment, which encompasses the operations of the Company's Broadwing Communications subsidiary, produced more than two-thirds of the revenue growth in the current year. Broadband revenues of $1 billion were $257 million, or 35% higher than in the prior year with growth coming from all revenue categories in the segment. The Local Communications segment contributed an additional $54 million to consolidated revenue growth, representing 7% growth versus the prior year. The Wireless segment continued its significant growth, with its current year revenues of $180 million nearly doubling in comparison to $91 million in 1999. Revenues for the Other Communications segment were 30% higher in 2000, increasing $33 million.

    Costs of providing services and products sold were $968 million in the current year, a $111 million, or 13% increase in comparison to the prior year. Higher costs were incurred by the Wireless and Other Communications segments for customer care, maintenance of the optical network and material costs associated with wireless handsets and information technology consulting sales. Somewhat offsetting these increases were reduced access and transmission fees that result from a reduced reliance on other interexchange carriers as the Company expands and grooms its national network infrastructure. The 13% increase in costs of providing services and products sold compared favorably with 23% revenue growth. The Company's gross profit margin increased significantly as a result, rising four margin points to approximately 53%.

    Selling, general and administrative ("SG&A") expenses of $584 million represented a 19%, or $92 million increase over the prior year. The Broadband segment incurred the majority of the increase, or $47 million, primarily as a result of $17 million of advertising expense in order to introduce the new "Broadwing" brand. Also, the Company added more than 600 employees to support the expanded network and sales function. The Wireless segment reported a $23 million increase in SG&A expense primarily for handset subsidies and selling expenses in response to significant growth in subscribership. Additional increases for the category were incurred primarily on behalf of the Other Communications segment and were the result of initial costs associated with the introduction of the Any Distance offering and expansion of web-hosting services.

    EBITDA of $498 million represented a 55% improvement over the $322 million reported in the prior year. Higher EBITDA was contributed by the Broadband, Local Communications and Wireless segments. This was somewhat offset by the declining EBITDA of the Other Communications segment which was primarily attributable to advertising and other start-up costs associated with the Any Distance service. EBITDA margin expanded by five margin points, increasing to more than 24% in 2000.

    Depreciation expense of $346 million represented a $61 million increase over the prior year. This increase was incurred primarily by the Broadband segment and reflects the continued buildout of its national optical network. Higher depreciation expenses were also incurred by the Local Communications and Wireless segments as both continued construction of their regional network infrastructures. Amortization expense of $113 million pertains to purchased goodwill and other intangible assets and was virtually unchanged in comparison to 1999.

    The Company recorded approximately $1 million in net restructuring credits relating to the restructuring initiative that was undertaken in the fourth quarter of 1999 and further described in Note 3 of the Notes to Financial Statements. These credits consisted of $.7 million in additional severance expense, offset by a $1.5 million reduction related to lease terminations.

    Operating income of $39 million in 2000 improved significantly over the $145 million operating loss reported in 1999 as a result of the above, with increases being provided by the Broadband, Wireless and Local Communications segments.

    The Company recorded nearly $16 million in losses in 2000 on the Applied Theory investment that is accounted for under the equity method. This is approximately $6 million less than the $22 million recorded in the prior year, with approximately $5 million in increased losses on the Applied Theory investment being more than offset by $11 million in losses on the Unidial investment in 1999 that did not recur. These amounts are reported in the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption "Equity Loss in Unconsolidated Entities".

    Minority interest expense for 2000 consists of $49 million in dividends and accretion on the 12 1/2% preferred stock of Broadwing Communications offset by approximately $5 million that is attributable to AT&T PCS' 19.9% minority interest in the operating loss of the Company's wireless business. Net minority interest expense of $44 million in 2000 represented a 15% increase in comparison to the prior year due to improved operating results of the CBW subsidiary in the current year.

    The Company incurred a $356 million net loss on investments in 2000. This was the result of $405 million in recognized losses on the PSINet, Applied Theory and ZeroPlus.com investments, net of $49 million in realized gains on the sale of the Company's investment in PurchasePro.com.

    Interest expense of $164 million in 2000 represented a 44% increase in comparison to the $114 million incurred on a pro forma basis in 1999. Of the $50 million increase in interest expense, $48 million was attributable to additional borrowings and $2 million was the result of higher average interest rates on floating-rate debt (see further discussion of indebtedness and interest expense in Note 5 of the Notes to Financial Statements).

    Other expense of $2 million in 2000 was unchanged in comparison to 1999.

    The income tax benefit of $166 million in 2000 represented a $197 million decrease in income tax expense versus the $31 million tax provision recorded in 1999. This resulted primarily from recognized losses on minority-owned investments, somewhat offset by the effect of certain non-deductible expenses such as goodwill amortization and preferred stock dividends treated as minority interest expense.

    Income from discontinued operations, comprising the operations of the Company's former Cincinnati Bell Supply subsidiary, contributed an additional $.2 million in income (net of tax) in 2000, or approximately $3 million less than in 1999. This was attributable to the fact that this business was sold in May 2000. The Company also recognized $0.8 million in expense from a cumulative effect adjustment that resulted from the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" as required by the Securities and Exchange Commission on January 1, 2000 (see
Note 1 of the Notes to Financial Statements).

    The Company reported a net loss of $377 million in 2000 as a result of the above, or $21 million higher than the $356 million pro forma loss reported in 1999. Dividends and accretion on preferred stock was $8 million in the current year, resulting in a net loss attributable to common shareholders of $385 million. The loss per share of $1.82 was 2% higher than in the prior year, but included a $1.00 per common share loss pertaining to investments. Excluding investment losses, the adjusted loss per share of $.82 improved 54% in comparison to the pro forma loss per share of $1.79 in 1999.

1999 COMPARED TO 1998

    In 1999, the Company achieved revenue growth across all its segments in spite of the de-emphasis of a major revenue source within the Broadband segment and an increased level of competition within Cincinnati Bell Telephone's service area. Consolidated revenues of $1,670 million were $140 million higher than in the prior year, representing revenue growth of 9%. The primary source of revenue growth for the Company in 1999 was the new Cincinnati Bell Wireless subsidiary, which provided more than $91 million in new revenues. The Broadband segment produced a $13 million increase in revenues, growing 2% to $743 million. The Local Communications segment contributed an additional $21 million to consolidated revenues, or 3% growth in comparison to the prior year. The Wireless segment provided an additional $91 million in revenues in 1999 during its first year of operations as a subsidiary of the Company.

    Costs of providing services and products sold were $857 million in 1999, a $61 million, or 8% increase, in comparison to the prior year. The Wireless segment incurred $59 million in its first year of operations, mainly for incollect expense, handset costs and network operations and facilities. The Other Communications segment incurred $18 million in additional costs of providing services, $13 million of which was attributable to the inclusion of public telephone operations in this segment in 1999. The Broadband segment incurred an additional $8 million that was primarily attributable to higher employee costs and hardware and material costs associated with the growth of Broadwing IT Consulting. The Local Communications segment reduced its expenses by $29 million, as lower employee costs and operating taxes were accompanied by transfer of public telephone operations to the Other Communications segment in 1999. Gross profit margin was approximately 48% in both years.

    SG&A expenses were 37% higher in 1999, increasing $133 million to $492 million. The Broadband segment incurred the largest increase, with additional expenses of $114 million. This was primarily attributable to higher employee costs necessary to maintain, support, promote and sell services as Broadwing Communications adopted a direct sales model to complement its Carrier business. The Wireless segment incurred approximately $58 million in its first year of operations, consisting primarily of handset subsidies, promotional expenses, customer care and sales commissions. The Other Communications segment increased its SG&A expenses by approximately $1 million, as lower employee costs were offset by the expenses of the public payphone operations. The Local Communications segment had significantly lower expenses in 1999, decreasing 13%, or $21 million. This was primarily attributable to an $11 million decrease in regulator-mandated costs due to the completion of the local number portability initiative in the prior year. Year-2000 computer programming expenses were also approximately $6 million lower, with the majority CBT's preparedness taking place prior to the beginning of 1999.

    EBITDA of $322 million represented a 14% decrease, or $54 million, versus the $376 million recorded in the prior year. This was primarily the result of Local Communications' improvement of $72 million being more than offset by a $109 million EBITDA decrease for the Broadband segment and a $25 million decrease associated with the launch of the Company's wireless communications business. As a result, EBITDA margin declined six margin points to slightly more than 19%.

    Depreciation and amortization expenses of $399 million represented an $86 million increase over the prior year, nearly all of which was attributable to depreciation of network and other assets. This increase was incurred primarily by the Broadband segment, with an additional $65 million resulting from the continued buildout of its national optical network. Higher depreciation expenses were also incurred by the Wireless and Local Communications segments as both continued construction of their regional network infrastructures, amounting to approximately $10 million and $7 million, respectively. Amortization expense was $4 million higher than in 1998 due to the amortization of goodwill arising from the purchase of the Company's 80.1% ownership interest in the wireless business.

    In December 1999, the Company's management approved restructuring plans that included initiatives to integrate operations of the Company and Broadwing Communications to improve service delivery and reduce the Company's expense structure. Total restructuring costs and impairments of $19 million were recorded in the fourth quarter of 1999 related to these initiatives. The $19 million consisted of $8 million relating to Broadwing Communications (recorded as a component of the purchase price allocation) and $11 million relating to the Company (recorded as a cost of operations). The $11 million relating to the Company consisted of restructuring and other liabilities of approximately $10 million and related asset impairments of approximately $1 million.

    The Company's estimated restructuring costs were based on management's best estimate of those costs based on available information. The restructuring costs accrued in 1999 included the costs of involuntary employee separation benefits related to 347 employees (263 Broadwing Communications employees and 84 other employees). As of December 31, 2000, all of the employee separations had been completed for a total cash expenditure of approximately $9 million. Employee separation benefits include severance, medical and other benefits, and primarily affect customer support, infrastructure, and the Company's long distance operations. The restructuring plans also included costs associated with the closure of a variety of technical and customer support facilities, the decommissioning of certain switching equipment and the termination of contracts with vendors.

    In connection with the restructuring plan, the Company performed a review of its long-lived assets to identify any potential impairments in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". Accordingly, the Company recorded a charge of approximately $1 million as an expense of operations, resulting from the abandonment and write-off of certain assets including duplicate network equipment. In total, the Company expects these restructuring-related activities to result in cash outlays of approximately $15 million and non-cash items of approximately $4 million. The Company now expects that nearly all restructuring actions will be completed by June 30, 2001.

    The operating loss of $145 million represented a $200 million decrease in comparison to the $55 million in operating income recorded in the prior year, as significant improvements by the Local Communications segment were more than offset by the operating losses of the Broadband and Wireless segments.

    The Company recorded equity losses in unconsolidated entities in both years. These losses amounted to approximately $22 million in 1999, or $38 million less than the $60 million recorded in the prior year. The majority of this difference was attributable to the $27 million wireless venture loss recorded in 1998. This loss resulted from the Company's agreement with AT&T PCS to fund its proposed share of wireless venture losses from inception to the close of the acquisition on December 31, 1998. The Company managed the joint venture during this period while awaiting regulatory approval of the acquisition. The operating results for this business from January 1, 1999 to the present are consolidated in Company operations.

    Minority interest expense of $39 million represented a 21% reduction versus the $49 million recorded in 1998. This difference is primarily attributable to AT&T PCS' minority share of the operating losses of the wireless business.

    Other expense of $2 million represented a $14 million decrease versus the $12 million in other income recorded in 1998. In 1998, Broadwing
Communications earned $14 million in interest income on invested funds that resulted from a series of nonrecurring equity transactions such as the sale of preferred stock and corporate bonds.

    Interest expense increased $31 million in 1999, or 37%, as a result of higher average debt levels needed to fund expansion of the fiber-optic network and to acquire an 80.1% ownership interest in the wireless business. The Company also incurred additional interest expense due to the issuance of $400 million in 6 3/4% Notes in

July 1999, and the amortization of debt issuance costs and bank commitment fees associated with the 6 3/4% Notes and the Company's $2.1 billion credit facility (obtained in 1999).

    Income taxes decreased $13 million in comparison to the prior year, or 30%, as a function of lower pre-tax income, somewhat offset by the effect of nondeductible expenses such as goodwill amortization and preferred stock dividends treated as minority interest expense.

    The loss from continuing operations before extraordinary items was $353 million, or 109% higher than the $169 million loss recorded in 1998. This was primarily due to the higher operating losses discussed above.

    Income from discontinued operations includes the results of the Company's former Cincinnati Bell Supply subsidiary in 1999 and 1998. In 1998, income from discontinued operations combines the results of Cincinnati Bell Supply and the Company's former Convergys subsidiary that the Company divested in a December 31, 1998 spin-off.

    Extraordinary items related to the early extinguishment of debt affected results for each year. In 1999, costs related to the early extinguishment of Broadwing Communications' debt as a result of the Merger resulted in a charge of approximately $7 million, net of taxes. In 1998, the former IXC incurred a $67 million extraordinary charge, net of taxes, for the early extinguishment of the 12 1/2% Senior Subordinated Notes in April 1998.

    For the reasons noted above, the Company's net loss increased from $164 million in 1998 to $356 million in 1999.

DISCUSSION OF OPERATING SEGMENT RESULTS:

     The following discussion of the operating results of the Broadband segment is being presented on a pro forma basis because it represents a better basis for comparison. The Local Communications, Wireless and Other Communications segments are discussed on an as-reported basis since there is no distinction between pro forma and as-reported results with respect to these segments.

BROADBAND

     The Broadband segment utilizes its advanced optical network consisting of more than 18,000 route miles to provide broadband transport, Internet services and switched long distance. The Broadband segment also offers data collocation, information technology consulting, network construction and other services. This segment also provides network capacity and fibers in the form of IRU agreements. These services are offered nationally by the Company's Broadwing Communications subsidiary.

    Broadband transport services are comprised of the lease of dedicated circuits that customers use to transmit data and voice traffic. These services are sold on a circuit lease and indefeasible right-to-use basis. Switched services represent the transmission of long-distance switched traffic to retail business customers and resellers. Data and Internet services include providing ATM/frame relay, data collocation and web hosting. Other services are comprised of information technology consulting and network construction services, and, in 1999, residual revenues from a prior sale of dark fiber.

    The Broadband segment reflects the results of Broadwing Communications, which became a subsidiary of the Company on November 9, 1999 as a result of the Merger. The operations of Broadwing Communications are included in the Company's financial results prospectively from November 9, 1999. For purposes of comparability, the following discussion assumes the Broadband segment existed in its current form effective January 1, 1998 and refers to "pro forma" results. As a result, the numbers referred to in this discussion will be different from Broadband segment amounts included in the Consolidated Statements of Income and

Comprehensive Income (Loss). The pro forma numbers also include the revenues and expenses associated with Broadwing IT Consulting and an agreement with Cincinnati Bell Long Distance to service its customers outside of the Cincinnati, Ohio area. This change was further described in the Company's Reports on Form 10-Q for the first two quarters of 2000.



                                                                                                                    % Change
                                                                           % CHANGE                                PRO FORMA
                                                       PRO FORMA             2000 VS.            PRO FORMA           1999 VS.
($ IN MILLIONS)                           2000              1999          PRO FORMA 1999            1998            PRO FORMA 1998
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Broadband Transport                 $393.2            $304.3               29               $225.4                35
     Switched Services                    408.6             373.5                9                475.4               (21)
     Data and Internet                     64.8              23.6              175                  9.0               162
     Other                                133.1              41.5              221                 19.8               110
                                        -------              ----                                ------
         Total                            999.7             742.9               35                729.6                 2
                                          -----             -----                                 -----

Cost and expenses:
Cost of providing services
     and products sold                    596.8             475.3               26                466.9                 2
Selling, general and
     administrative expense               321.5             274.5               17                160.6                71
                                          -----             -----                                 -----
         Total                            918.3             749.8               22                627.5                19

EBITDA                                  $  81.4            $ (6.9)             n/m               $102.1              (107)
EBITDA margin                               8.1%             (0.9)%             +9 pts             14.0%              -15 pts.


2000 COMPARED TO 1999

REVENUES

    Revenues increased 35% to reach $1 billion in 2000, with all revenue categories contributing to the $257 million in growth. More than half of this increase, or $130 million, came from the broadband transport and data and Internet categories. The switched services category provided an additional $35 million as a result of higher volumes, with an additional $92 million in revenue growth resulting from information technology consulting and an increase in the number of network construction projects.

    In 2000, the broadband transport category contributed an additional $89 million in revenues, increasing 29% to $393 million. Broadwing Communications continues to experience increased demand for higher-bandwidth services from its enterprise customers and also benefited from higher IRU revenues in the current year.

    Switched services revenue increased by $35 million or 9% in the current year, with $13 million and $22 million, respectively, in additional revenues being generated by the retail and wholesale components of this business. Switched wholesale revenues increased 14%, as higher volumes resulting from the service agreement with CBAD customers were further supplemented by an increase in international minutes carried. Switched retail revenues increased 6%, as higher minutes of use were somewhat offset by a lower rate per minute. The retail and wholesale components also benefited from improved credit management procedures, resulting in lower uncollectible revenues.

    Data and Internet revenues nearly tripled in the current year, increasing 175% or $41 million in comparison to the prior year. These revenues continue to grow on the strength of demand for Internet-based, ATM/frame relay, data collocation and web-hosting services. The Company is fulfilling demand for these services through the construction of new data centers in the current year, bringing the number of fully operational data centers maintained by the Broadband segment to ten nationwide.

    Other revenues more than tripled in the current year, increasing from $41 million in 1999 to more than $133 million in the current year. The majority of this $92 million increase is attributable to the growth of the Broadwing IT Consulting division, which contributed $52 million in additional consulting revenues and related equipment sales. The remainder of the increase in this category, or approximately $40 million, was the result of network construction projects undertaken on behalf of Touch America Inc. and El Paso Energy Communications Company, somewhat offset by nonrecurring, residual revenues from a prior sale of dark fiber.

COSTS AND EXPENSES

    Costs of providing services and products sold consist primarily of access charges paid to local exchange carriers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs in the information technology consulting arena. In 2000, costs of providing services and products sold amounted to $597 million, a 26% increase over the prior year. These increases were driven primarily by revenue growth, but were held to a minimum due to a decreased reliance on transmission and access charges from other carriers as the Company continues to expand and groom its own nationwide optical network. These costs decreased as a percentage of revenue in 2000, dropping four points to approximately 60% of revenue. Future costs of providing services and products sold is expected to continue to grow as a function of revenue, but decline somewhat as a percentage of revenue as more of the traffic is carried on the Company's network.

    Gross profit margin continues to improve, increasing four margin points to more than 40%. The Broadband segment's gross profit margin would have experienced a larger increase were it not for growth in lower-margin services such as network construction. The Company views network construction services as an important revenue source because it typically gains access to rights of way or additional fiber routes through its network construction activities.

    SG&A expenses were higher in the current year, increasing 17%, or $47 million, to $321 million. This was primarily due to the addition of more than 600 employees in support of new products and services and the information technology consulting business. Broadwing Communications also incurred significant advertising expenditures in early-2000 in order to introduce the new "Broadwing" brand. Of the $22 million increase in advertising expense in the current year, $17 million was attributable to the initial nationwide advertising campaign that ran in the first quarter of this year. Additional advertising expenditures were incurred in support of new and existing products and services. In the aggregate, SG&A expenses as a percentage of revenue decreased by two percentage points to slightly less than 33%.

    Despite the higher SG&A expenses noted above, the Broadband segment produced a significant improvement in EBITDA. EBITDA increased by more than $88 million from negative EBITDA of $7 million in 1999 to $81 million in positive EBITDA in 2000. EBITDA margin grew to slightly more than 8% in 2000, an improvement of nine margin points versus the -1% EBITDA margin reported in 1999.

1999 COMPARED TO 1998

REVENUES

    Revenues increased only slightly in 1999, growing 2% to $743 million. This $13 million increase represented a mixed result, with a $101 million reduction in switched services revenue offset by increases in all other categories. The reduction in switched services revenue was the result of a decision by prior management to de-emphasize this business. Most significant was the 35% increase in broadband transport, which provided an additional $79 million in revenues as a result of other carriers utilizing Broadwing Communication's next-generation, optical network. Data and Internet revenues increased $15 million, or 162%, as a result of higher demand for Internet access and web-hosting services in 1999. Other services grew by nearly $22 million, or 110%, with $14 million being provided as a result of the growth and expansion of the Broadwing IT Consulting division. The remaining $8 million in revenue growth was attributable to residual revenues from a prior sale of dark fiber.

COSTS AND EXPENSES

    Costs and expenses of $750 million (excluding depreciation, amortization and special charges) were $122 million, or 19% greater than the prior year. Costs of providing services and products sold increased by over $8 million, or 2%, as lower access costs were offset by higher transmission, Internet expenses and material costs associated with the growth of Broadwing IT Consulting. The reduction in access costs was a direct result of Broadwing Communications making greater utilization of its fiber-optic network as well as the reduction in minutes of use caused by the decision to de-emphasize the switched wholesale business. Gross margin was 36% in 1999 and 1998.

    SG&A expenses increased by $114 million, or 71% in comparison to the prior year. This increase was due in part to additional staffing required to support, sell and market the expanded fiber- optic network. During 1999, Broadwing Communications focused on migrating from network construction to sales and marketing as its own network increased from approximately 9,300 to 15,700 fiber route miles. Headcount increased by approximately 600 in 1999 versus 1998, with 60% of the new positions representing sales positions and the remaining 40% for network operations.

LOCAL COMMUNICATIONS

    The Local Communications segment provides local telephone service, network access, data transport, high-speed Internet access, switched long distance and other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. These services are provided by the Company's Cincinnati Bell Telephone ("CBT") subsidiary.


                                                                            % CHANGE                           % CHANGE
($ IN MILLIONS)                           2000              1999            00 VS. 99          1998            99 VS. 98
------------------------------------------------------------------------------------------------------------------------
Revenues:
     Local service                       $452.8            $427.0                6             $407.9               5
     Network access                       199.9             184.8                8              180.9               2
     Other services                       141.2             128.1               10              129.6              (1)
                                          -----             -----                               -----
         Total                            793.9             739.9                7              718.4               3


Costs and expenses:
     Cost of providing services
         and products sold                262.9             274.9               (4)             296.6              (7)
     Selling, general and
         administrative expense           138.5             140.8               (2)             152.4              (8)
     Y2K and regulator-mandated            --                 4.6              n/m               21.5             (79)
                                       ---------           ------                              --------
     Total                                401.4             420.3               (4)             470.5             (11)

EBITDA                                   $392.5            $319.6               23             $247.9              29
EBITDA margin                              49.4%             43.2%              +6 pts           34.5%             +9 pts

Access lines (thousands)                  1,049             1,055               (1)             1,033               2
VGEs - digital (thousands)                  711               518               37                387              34


2000 COMPARED TO 1999

REVENUES

    Revenues increased $54 million to $794 million as all revenue categories contributed to the 7% growth. Of this increase, 74% came from high-speed data and Internet services. CBT also continues to leverage the investment in its network assets through the sale of value-added services such as custom calling features. The sale of these and other value-added services were the primary drivers of the remaining revenue growth.

    The local service category provided consistent revenue growth and accounted for nearly half of the increase for the segment, growing 6% or $26 million in the current year. Nearly 78,000 new subscribers were added for the Company's Complete Connections(R) calling service bundle during 2000, bringing total residential subscribership and penetration rates to 174,000 and 25%, respectively. Of the 78,000 new Complete Connections subscribers, nearly 10,000 chose CBT's latest product bundling offer, Complete Connections Universal(R) (introduced May 1, 2000), which allows the customer to combine high-speed data transport, local service, custom-calling features, Internet access, wireless and long-distance services on one customer bill. Similar success has been achieved with regard to the Company's ZoomTown(SM) high-speed data transport service with subscribership now nearing 40,000, resulting in $8 million in additional revenues in 2000. CBT is now able to provision asynchronous digital subscriber line ("ADSL") service across the vast majority of its regional network infrastructure, with 80% of its access lines being loop-enabled for ADSL transport.

    Network access revenues of $200 million represented an 8%, or $15 million, increase over the prior year. Voice-grade equivalents ("VGEs") from digital and optical services increased 37% and 59%, respectively, providing an additional $17 million of revenue growth for the segment. The Company also realized approximately $5 million in additional revenues due to the recovery of mandated telecommunications costs. In spite of a 6% increase in access minutes of use, current year switched access revenues were approximately $7 million lower due to decreased per-minute rates as part of the optional incentive rate regulation instituted at the Federal level in July 1999.

    Other services revenue grew 10% in the current year, increasing $13 million to $141 million. The Company's Internet access service (FUSE(R)) produced 26,000 new subscribers and $5 million in new revenues for the year, ending the year with 74,000 subscribers. Further increases in the other services category are attributable to equipment sales and related installation and maintenance ($6 million) and inside wire installation and maintenance ($2 million).

COSTS AND EXPENSES

    Costs of providing services and products sold of $263 million in the current year was $12 million less than in the prior year, representing a 4% decrease. In 2000, CBT benefited from a $4 million reduction in salaries and wages, a $5 million reduction in post-retirement and post-employment benefits and a $7 million reduction in computer programming expense ($3 million of which was attributable to the completion of Year 2000 programming initiatives). This was partially offset by a $1 million increase in customer care expenses for the high-speed Internet access service and a $2 million increase in materials and supplies related to equipment sales. As a result of higher revenues and the aforementioned expense reductions, gross profit margin improved by four margin points to approximately 67% in the current year.

    SG&A expenses were $6 million lower than in the prior year due to a $5 million reduction in Year 2000 programming expenses and a reduction in outsourced telemarketing expense. These reductions were somewhat offset by higher advertising expenses associated with new calling service bundles and the Company's ZoomTown(SM) ADSL service.

    As a result of the above, EBITDA grew to nearly $393 million in the current year, a $73 million, or 23%, increase over 1999. Similar improvement was achieved with regard to EBITDA margin, which expanded by six margin points to more than 49%.

    CBT's combination of revenue growth and focused cost management has now produced ten consecutive quarters of EBITDA margin expansion. CBT continues to improve its margins, EBITDA and profitability by leveraging the investment in its telecommunications network to offer new value-added products and services without significant incremental costs. Furthermore, CBT is able to offer a wide variety of telecommunications services at attractive prices with the added convenience of one customer bill and has maintained approximately 99% of its access lines since the advent of competition in its operating area.

1999 COMPARED TO 1998

    The Local Communications segment posted a strong performance in 1999, with revenues and EBITDA increasing by 3% and 29% respectively. The combination of revenue growth and a focus on cost control efforts resulted in an EBITDA margin increase of nine margin points.

REVENUES

    Revenues of $740 million were 3% higher than the $718 million recorded in 1998, primarily due to growth in local service and network access categories. The local service category increased 5% for the year, or $19 million. Within this category, growth came primarily from new product bundling offers (e.g., Complete Connections(R) added 110,000 subscribers within the year), high-speed data transport (e.g., the ZoomtownSM ADSL product launched late in 1998 grew to 18,000 subscribers by December 31, 1999) and other services. These services, in the aggregate, contributed more than 80% of the increase for this category, or $15 million. Access line growth was responsible for the remainder of the increase, with a 2% increase in lines contributing approximately $4 million in additional revenue for the year.

    Network access revenues were 2% higher, or approximately $4 million. VGEs from digital services increased 34%, resulting in approximately $13 million in new revenues for the category. The Company also realized approximately $5 million in additional revenues due to the recovery of mandated telecommunications costs. In spite of a 7% increase in access minutes of use, switched access revenues were approximately $14 million lower due to rate reductions initiated as part of the Company's Commitment 2000 program in Ohio and the optional incentive rate regulation instituted at the Federal level. These rate changes were sought by the Company in order to gain earnings freedom with regard to these services.

    Other services revenue decreased approximately $2 million in 1999, or 1%. This was the result of a $13 million decrease in public telephone revenues (now included in the Other Communications segment) being nearly offset by an additional $2 million in Internet access revenues, $6 million in rent and facilities collocation revenue and $3 million in other ancillary products and services.

COSTS AND EXPENSES

    Excluding depreciation, amortization and special charges, costs and expenses of $420 million were $50 million less than in 1998, representing an 11% decrease.

    Costs of providing services decreased by nearly $22 million in 1999, $8 million of which is attributable to lower expenditures for payroll and temporary labor sources resulting from CBT's continuing efforts at increasing productivity. These efforts resulted in a 4% increase in access lines per employee during 1999. Remaining expense decreases are attributable to the public payphone operations that are no longer included in the Local Communications segment.

    SG&A expenses decreased by nearly $12 million in comparison to 1998. Consulting and contract services were approximately $7 million less due to lower usage of external labor sources. Computer programming expenses and right-to-use fees decreased approximately $14 million due to a reduction in projects initiated and the capitalization of approximately $10 million in internal use software as required by AICPA Statement of Position 98-1. These expense decreases were somewhat offset by approximately $15 million in increases related to materials and supplies, rent, reciprocal compensation due to Internet service providers and advertising expense in support of new calling service bundles and the Company's new ZoomTown-SM- ADSL service.

    Year-2000 programming expenses were approximately $6 million lower than in 1998, reflecting the progress previously made on critical systems and the conclusion of remediation efforts in 1999. No mandated telecommunications costs were incurred in 1999 for local number portability and interconnection requirements, whereas $11 million in such costs were incurred in 1998.

    As a result of the revenue increase and expense decrease detailed above, EBITDA grew from $248 million in 1998 to $320 million in 1999, a 29% increase. EBITDA margin expanded by nearly nine margin points to more than 43%.

WIRELESS

    The Wireless segment comprises the operations of Cincinnati Bell Wireless LLC, a venture in which the Company owns 80.1% and AT&T PCS owns the remaining 19.9%. This segment provides advanced digital personal communications services and sales of related communications equipment to customers in its Greater Cincinnati and Dayton, Ohio operating areas. Services are provided over the Company's regional and AT&T PCS' national wireless networks.

    The Company acquired its 80.1% ownership interest in this business on December 31, 1998. Accordingly, the operating results for the wireless business have been reflected in the operating results of the Company since January 1, 1999. The agreement between Cincinnati Bell Wireless and AT&T PCS specified that prior to the acquisition the Company and AT&T PCS would operate under an interim agreement whereby losses would be funded in the same percentages as the proposed venture. In 1998, this resulted in a loss of approximately $27 million, which was recorded as an equity loss in unconsolidated entities. As a result, a detailed comparison of the operating results of 1999 to 1998 is not provided.

                                                                                     % CHANGE
($ IN MILLIONS)                                    2000              1999            00 VS. 99
----------------------------------------------------------------------------------------------
Revenues
     Service                                      $167.1           $ 78.7              112
     Equipment                                      12.9             12.7                2
                                                    ----             ----
     Total                                        $180.0           $ 91.4               97

Costs and expenses:
  Cost of providing services and                    80.2             58.6               37
     products sold
  Selling, general and
     administrative expense                         81.3             58.4               39
                                                    ----             ----
  Total                                            161.5            117.0               38

EBITDA                                            $ 18.5           $(25.6)             172
EBITDA margin                                       10.3%           (28.0)%            +38 pts


2000 COMPARED TO 1999

REVENUES

    Wireless segment revenues nearly doubled in 2000, growing 97% to $180 million. Revenue growth of $89 million was the result of higher service revenues as equipment sales were virtually unchanged in comparison to 1999. Service revenues continue to grow on the basis of both postpaid and prepaid subscribership, increasing from $79 million in 1999 to $167 million in 2000 as a result of relatively high average revenue per unit ("ARPU") and low customer churn.

    Approximately 177,000 net subscribers were added during the year, with growth coming almost equally from the postpaid and prepaid categories. Total subscribership now stands at approximately 340,000, a 110% increase versus the prior year. Subscribership of 340,000 represents approximately 10% of the licensed population of potential subscribers within the Greater Cincinnati and Dayton, Ohio metropolitan areas. ARPU from postpaid subscribers of $66 remained relatively constant in comparison to 1999 due to pricing pressure from increasing competition. Average monthly customer churn remained low and was among the best in the industry at 1.42% for postpaid subscribers. Additionally, subscribership to the Company's i-wireless-SM- prepaid product grew from approximately 11,000 subscribers at the end of the prior year to more than 97,000 at the end of 2000. This is significant because i-wireless-SM- represents an efficient use of the Company's wireless network because these subscribers generally make use of the network during off-peak periods. Additionally, the cost per gross addition ("CPGA") for i-wireless-SM-subscribers is approximately half that of postpaid subscribers.

COSTS AND EXPENSES

    Cost of providing services and products sold consists largely of incollect expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), network operations costs, interconnection expenses and cost of equipment sold. These costs were 45% of revenue during 2000, significantly less than the 64% incurred during the prior year. In total, costs of providing services and products sold increased 37% in the current year to $80 million due primarily to increased subscribership and associated interconnection charges, incollect expense, customer care and operating taxes. Gross profit and gross profit margin also continued their rapid improvement, increasing to almost $100 million and 55%, respectively. Gross profit margin of 55% in 2000 represents nearly 20 points in gross margin improvement versus 36% in 1999.

    SG&A expenses include the cost of customer acquisition, which consists primarily of the subsidy of customer handsets, advertising, distribution and promotional expenses. These costs increased by nearly $23 million in 2000, or 39%, in support of significant growth in subscribership. In 2000, the CPGA for postpaid customers was $342, or 9% less than the $376 incurred in the prior year. SG&A expenses also dropped significantly as a percentage of total revenue, decreasing from 64% of revenues in 1999 to 45% in 2000.

    Significant EBITDA improvements have been achieved as the Company begins to leverage its network investment and benefit from an embedded customer base, low customer churn and previous promotional efforts. In the current year, EBITDA of nearly $19 million represented a $44 million improvement over the prior year. Also increasing was EBITDA margin, expanding to 10% in the current year, an improvement of more than 38 margin points versus the -28% EBITDA margin reported in the prior year.

1999 COMPARED TO 1998

    As indicated above, the Company did not have a controlling interest in the wireless business until completion of the acquisition of an 80.1% ownership in this business on December 31, 1998. As a result of its minority ownership in the venture during 1998, a $27 million loss was recorded as an equity loss in unconsolidated entities during that year.

OTHER COMMUNICATIONS SERVICES

    The Other Communications Services segment comprises the operations of the Company's Cincinnati Bell Any Distance ("CBAD"; formerly Cincinnati Bell Long Distance), and its Cincinnati Bell Directory ("CBD"), ZoomTown.com ("ZoomTown") and Cincinnati Bell Public Communications ("Public") subsidiaries. The results of operations of Cincinnati Bell Supply are no longer reflected in this segment pursuant to the sale of this business in the second quarter of 2000.

                                                                            % CHANGE                           % CHANGE
($ IN MILLIONS)                           2000              1999            00 VS. 99          1998            99 VS. 98
------------------------------------------------------------------------------------------------------------------------
Revenues                                $142.2             $109.3              30             $ 90.7              21

Cost and expenses:
  Cost of providing services
     and products sold                     84.3              58.3              45               40.1              45
  Selling, general and
     administrative expense                54.3              26.6             104               25.4               5
                                      ---------           -------                           --------
  Total                                   138.6              84.9              63               65.5              30

EBITDA                                  $   3.6            $ 24.4             (85)            $ 25.2              (3)
EBITDA margin                               2.5%             22.3%            -20 pts           27.8%             -6 pts

2000 COMPARED TO 1999

REVENUES

    Revenues of $142 million represented a 30%, or $33 million increase versus the prior year. Producing the vast majority of the revenue growth was CBAD, increasing $27 million in comparison to the prior year on the success of its new "Any Distance" service offering. This offer has been successful in capturing 365,000 subscribers in Cincinnati during its first year, representing residential and business market share of 60% and 29%, respectively. Accounting for more than half of the total revenues for this segment and 12% of its growth was CBD, producing $4 million in additional revenues versus the prior year on the strength of a successful sales campaign. ZoomTown's web hosting and content business provided approximately $5 million in additional revenues in its first full year of operation. Revenues from Public were approximately $2 million less than in the prior year, and was attributable to erosion caused by the steady growth in the use of wireless communications.

COSTS AND EXPENSES

    Costs of providing services and products sold were $84 million in the current year, a 45%, or $26 million increase versus the prior year. CBAD and Zoomtown incurred $18 million and $5 million increases, respectively, primarily for employee and customer care costs associated with the new Any Distance offering and the launch of ZoomTown's web hosting business. CBD also experienced a $2 million increase in direct costs resulting from higher sales commissions and printing costs for its directories. The remaining $1 million increase was incurred by Public and was primarily attributable to increased line charges.

    In 2000, gross profit margin for the segment decreased six margin points to approximately 41% as a result of the above. The gross profit margin remained relatively constant over the course of 2000, with improving gross profit margins at CBAD and ZoomTown being offset by a decreasing margin for Public. Gross profit margin improvement at CBAD and ZoomTown in the latter part of 2000 was the result of the Company beginning to leverage its initial expenditures for the Any Distance offering and the new web hosting operations.

    SG&A expenses more than doubled this year, increasing 104% to $54 million. Of the $28 million increase, $23 million was attributable to the relatively high customer acquisition costs incurred by CBAD as part of the introduction of the Any Distance offering. The remaining $5 million was incurred by ZoomTown as a result of the launch of its web hosting business.

    EBITDA decreased to $4 million as a result of the above, an 85% reduction in comparison to the $24 million reported in the prior year. EBITDA margin experienced a similar decline, decreasing from 22% in 1999 to less than 3% in the current year. Because 2000 contained many start-up costs and advertising expenses associated with new product introductions, the Company anticipates higher EBITDA and EBITDA margin in 2001 as it begins to more fully realize the benefits of its initial investment in CBAD and its Any Distance service. The Company expects that significant expenditures will still be required in order to grow the web hosting business, but anticipates an increasing demand for these types of services.

1999 COMPARED TO 1998

REVENUES

     Revenues were $109 million in 1999, a 21% increase versus the $91 million reported in 1998. Of the $18 million in additional revenues, $1 million was contributed by CBAD as decreases in its then-existing voice products were offset by sales of new data and Internet services. CBD revenues were also slightly higher than in 1998, increasing $1 million to nearly $74 million for the year. Lastly, the inclusion of Public in this segment in 1999 resulted in an additional $16 million in revenues.

COSTS AND EXPENSES

    Costs and expenses increased 30%, or $19 million. Costs of providing services and products sold accounted for nearly all of this increase, or $18 million. The majority of this increase, or $13 million, can be attributed to the inclusion of the Public in this segment in 1999. The remaining $6 million increase was incurred by CBAD in support of then-existing services and the introduction of new services such as Internet access and frame relay.

    SG&A expenses were approximately $1 million higher than in the prior year, as approximately $1 million in reduced employee-related costs at CBAD and CBD were offset by the inclusion of nearly $2 million in SG&A expense for the public telephone operations.

    EBITDA decreased to $24 million as a result of the above; a $1 million decrease versus the $25 million reported in 1998. EBITDA margin experienced a similar decline, dropping nearly six margin points to slightly more than 22%.

CONSOLIDATED OVERVIEW ON AN AS REPORTED BASIS:

    A tabular presentation of the "as reported" financial results for 2000, 1999 and 1998 that are referred to in this discussion can be found in the Consolidated Statements of Income and Comprehensive Income (Loss) on page 47 of this report on Form 10-K.

2000 COMPARED TO 1999

    Consolidated revenues of $2,050 million were $948 million higher than the $1,102 million reported in the prior year, representing growth of 86%. In addition to the reasons noted in the segment discussions, this significant increase was primarily the result of the Merger. This results from the fact that 2000 included a full year of the operating results of Broadwing Communications, whereas 1999 only included Broadwing Communications prospectively from the November 9, 1999 date of the Merger. This affects nearly all aspects of the following discussion, with the exception of the Local Communications, Wireless and Other Communications segments (see detailed discussion of the operating results of these segments within the individual segment discussions that begin on page 23 of this Report on Form 10-K).

    Costs of providing services and products sold were $968 million in the current year, a $478 million, or 97% increase in comparison to the prior year. Nearly all of this increase was attributable to the operations of the Broadband segment, with an additional $487 million that resulted primarily from the Merger and volume-based expenditures associated with revenue growth and maintenance of the optical network. Higher costs were incurred by the Wireless and Other Communications segments primarily for customer care, material costs associated with wireless handsets and promotional expenses required to launch new products and services. Lower costs were incurred by the Local Communications segment, as a decrease in salaries and wages, post-retirement and post-employment and computer programming expenses were partially offset by an increase in customer care and materials and supplies relating to equipment sales. The Company's gross profit margin decreased two margin points to 53%, as the lower gross profit margin of the Other Communications segment was partially offset by improvement from all other segments.

    SG&A expenses of $584 million represented a $303 million, or 108%, increase over the prior year. The Broadband segment incurred the majority of the increase, or $258 million, primarily as a result of the Merger, $17 million of advertising expense in order to introduce the new "Broadwing" brand and the addition of more than 600 employees to support the expanded network and sales function. The Wireless segment reported a $23 million increase in SG&A expense primarily for handset subsidies and selling expenses in response to significant growth in subscribership. An additional $28 million was incurred by the Other Communications segment and resulted from initial costs associated with the introduction of the Any Distance offering and expansion of web-hosting services.

    EBITDA of $498 million represented a $168 million, or 51% improvement over the $330 million reported in the prior year. The Broadband segment contributed $80 million in additional EBITDA as a result of the Merger and operating improvements realized during 2000. The Local Communications and Wireless segments increases of $73 million and $44 million, respectively, as these segments begin to more fully leverage previous network investment and promotional efforts. This was somewhat offset by the declining EBITDA of the Other Communications segment which was primarily attributable to advertising and other start-up costs associated with the Any Distance service. EBITDA margin decreased by six margin points to 24%, as a significant decrease in the EBITDA margin of the Other Communications segment was partially offset by the improvements of the remaining segments.

    Depreciation expense of $346 million represented a $186 million, or 117%, increase over the prior year. This increase was incurred primarily by the Broadband segment as a result of the Merger and reflects the continued buildout of its national optical network. Higher depreciation expenses were also incurred by the Local Communications and Wireless segments as both continued construction of their regional network infrastructures. Amortization expense of $113 million pertains to purchased goodwill and other intangible assets and represented a $92 million increase over the prior year and due almost exclusively to the Merger.

    The Company recorded approximately $1 million in net restructuring credits relating to the restructuring initiative that was undertaken in the fourth quarter of 1999 and further described in Note 3 of the Notes to Financial Statements. These credits consisted of $0.7 million in additional severance expense, offset by a $1.5 million reduction related to lease terminations.

    Operating income of $39 million declined by nearly $100 million in comparison to the $139 million reported in the prior year. The operating income of the Broadband segment decreased significantly as a result of the Merger, while Other Communications also experienced a drop in operating income due to the introduction of new products and services. This was partially offset by the improvement of the Local Communications and Wireless segments.

    The Company recorded nearly $16 million in losses in 2000 on the Applied Theory investment that is accounted for under the equity method. This is approximately 1% more than the $15 million recorded in the prior year. Prior year losses were related to Applied Theory and a 13% share of operating losses of IXC due to its ownership of IXC common stock from August 16, 1999 to the November 9, 1999 closing date of the Merger. These amounts are reported in the Consolidated Statements of Income and Comprehensive Income
(Loss) under the caption "Equity Loss in Unconsolidated Entities".

    Minority interest expense consists of $49 million in dividends and accretion on the 12 1/2% preferred stock of Broadwing Communications offset by approximately $5 million that is attributable to AT&T PCS' 19.9% minority interest in the operating loss of the Company's wireless business. Minority interest expense (net) of $44 million represented a significant increased expense of $47 million from minority interest income of $3 million in the prior year. The increase is due to a full year of dividends and accretion on the 12 1/2% preferred stock in 2000 versus only two months of dividends and accretion in 1999, as the Merger took place on November 9, 1999.

    The Company incurred a $356 million net loss on investments in 2000. This was the result of $405 million in recognized losses on the PSINet, Applied Theory and ZeroPlus.com investments, net of $49 million in realized gains on the sale of the Company's investment in PurchasePro.com. No such losses were incurred in the prior year.

    Other expense of $2 million was $3 million higher than other income of $1 million in 1999.

    Interest expense increased to $164 million in 2000, a 165% or $102 million increase over 1999. This was attributable to higher average debt levels necessary to fund expansion of the optical, wireless and local networks and higher interest rates in the current year. In addition, the 2000 amounts reflect an entire year of interest expense related to the debt used to fund the Merger, versus only two months of interest expense related to such debt in 1999 (see further discussion of interest expense and indebtedness later in this discussion and in Note 5 of the Notes to Financial Statements).

    The income tax benefit of $166 million represented a $197 million decrease in income tax expense versus the $31 million tax provision recorded in the prior year. This resulted primarily from recognized losses on minority-owned investments, somewhat offset by the effect of certain non-deductible expenses such as goodwill amortization and preferred stock dividends treated as minority interest expense. The income tax provision for the 1999 period reflects a net expense due to not recognizing tax benefits in the pre-Merger environment.

    Income from discontinued operations, comprising the operations of the Company's former Cincinnati Bell Supply ("CBS") subsidiary, contributed an additional $.2 million in income (net of tax) in 2000, or approximately $3 million less than in the prior year. This was attributable to the fact that this business was sold in May 2000. The Company also recognized $0.8 million in expense from a cumulative effect adjustment that resulted from the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" as required by the Securities and Exchange Commission on January 1, 2000 (see Note 1 of the Notes to Financial Statements).

    The Company reported a net loss of $377 million as a result of the above, or $408 million higher than the $31 million net income reported in 1999. Dividends and accretion on preferred stock was $8 million in the current year, resulting in a net loss attributable to common shareholders of $385 million. The loss per share of $1.82 was $2.02 higher than in the prior year, but included a $1.00 per common share loss pertaining to investments. Excluding investment losses, the adjusted loss per share of $0.82 decreased $1.02 in comparison to the income per share of $0.20 in 1999. The decrease in both the net income and income per share is related to inclusion of a full year of results from Broadwing Communications versus only two months of results after the Merger in 1999.

1999 COMPARED TO 1998

    In 1999, the Company transformed itself from a provider of local communications services into a national provider of voice and data communications. The transition began in 1998 with the spin-off of Convergys Corporation, a former subsidiary that held the Company's information and customer management businesses and is accounted for as a discontinued operation, and was solidified with the addition of the Broadwing Communications subsidiary and its high-speed, optical network and national presence. The acquisition of an 80.1% interest in the wireless business from AT&T PCS on December 31, 1998 also added significant growth to the Company's local and regional service offerings.

    The addition of Broadwing Communications subsidiary and the acquisition of the wireless business from AT&T PCS had a significant impact on 1999 operating results. Of the $231 million in additional revenues in

1999, more than 82% (or $190 million) came from these new businesses. The Company continued to expand its product and service offerings, as well as its geographic footprint, with all previously existing segments reporting improved results. Revenues from Local Communications increased 3%, or $21 million, while Other Communications grew 21%, or $19 million. The growth in the Other Communications segment was primarily attributable to the inclusion of public payphone operations in the Other Communications segment (public payphone had previously been included in the Local Communications segment).

    Costs and expenses, excluding depreciation, amortization and special charges, were $772 million, up $195 million or 34%. Of this increase, $99 million was due to the Merger and $116 million was due to the acquisition of Cincinnati Bell Wireless, which became a consolidated entity upon completion of the acquisition of this business from AT&T PCS on December 31, 1998. Excluding these two additions, operating expenses were down $20 million from the prior year. EBITDA margins excluding Broadwing Communications and Cincinnati Bell Wireless increased five margin points to 39%.

    Depreciation and amortization expense increased $70 million over 1998, with $47 million resulting from the Merger and $14 million attributable to the wireless business.

    In December 1999, the Company's management approved restructuring plans that included initiatives to integrate operations of the Company and Broadwing Communications to improve service delivery and reduce the Company's expense structure. Total restructuring costs and impairments of $19 million were recorded in the fourth quarter related to these initiatives. The $19 million consisted of $8 million relating to Broadwing Communications (recorded as a component of the preliminary purchase price allocation) and $11 million relating to the Company (recorded as a cost of operations). The $11 million relating to the Company consisted of restructuring and other liabilities of approximately $10 million and related asset impairments of approximately $1 million.

    The Company's estimated restructuring costs were based on management's best estimate of those costs based on available information. The restructuring costs accrued in 1999 included the costs of involuntary employee separation benefits related to 347 employees (263 Broadwing Communication employees and 84 other employees). As of December 31, 2000, 346 of the employee separations had been completed for a total cash expenditure of approximately $9 million (nearly $1 million of which was reflected as additional restructuring expense in 2000). Employee separation benefits include severance, medical and other benefits, and primarily affect customer support, infrastructure, and the Company's long distance operations. The restructuring plans also included costs associated with the closure of a variety of technical and customer support facilities, the decommissioning of certain switching equipment and the termination of contracts with vendors.

    In connection with the restructuring plan, the Company performed a review of its long-lived assets to identify any potential impairments in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". Accordingly, the Company recorded a charge of approximately $1 million as an expense of operations, resulting from the abandonment and write-off of certain assets including duplicate network equipment. In total, the Company expects these restructuring-related activities to result in cash outlays of approximately $15 million and non-cash items of approximately $4 million. The Company expects that nearly all restructuring actions will be completed by June 30, 2001.

    Operating income decreased by $36 million from the prior year reflecting a $64 million improvement by the Local Communications segment that was offset by a $63 million decrease for the Broadband segment. The remaining decrease in operating income was attributable to the Wireless segment and the $11 million for business restructuring described above. Excluding the operating losses resulting from acquisitions and restructuring, operating income increased by $60 million, or 34%, due primarily to the operations of the Local Communications segment.

    The Company recorded equity losses in unconsolidated entities in both years. In 1999, the Company recorded a 13% share of the operating losses of Broadwing Communications (formerly IXC), or $16 million, due to its ownership of IXC common stock from August 16, 1999 to the November 9, 1999 closing date of the Merger. In 1998, the Company recorded a $27 million loss on its wireless venture with AT&T. This loss resulted from the Company's agreement with AT&T PCS to fund its proposed share of wireless venture losses from inception to the close of the acquisition on December 31, 1998. The Company managed the joint venture during this period while awaiting regulatory approval of the acquisition. The operating results for this business from January 1, 1999 to the present are consolidated in Company operations.

    Minority interest and other expense (income), resulted in income of $4 million, a $6 million increase to income in comparison to the $2 million in expense incurred in 1998. The $6 million increase results from interest income earned on cash invested following the issuance of 6 3/4% Convertible Subordinated Notes (the "6 3/4% Notes") in July 1999 and $3 million of minority interest income recorded on AT&T PCS' 19.9% share in the losses of our wireless subsidiary.

    Interest expense increased significantly in 1999, owing to higher average debt levels associated with the Merger, the issuance of the 6 3/4% Notes and the amortization of debt issuance costs and bank commitment fees associated with the Company's $2.1 billion credit facility and the 6 3/4% Notes. Of the $38 million increase in interest expense, approximately $14 million was attributable to the operations of the Wireless business and $24 million was related to the Merger.

    Income taxes decreased $12 million, or 27% in comparison to the prior year, as a function of lower pre-tax income and the offsetting impact of nondeductible expenses such as goodwill amortization and preferred stock dividends.

    Extraordinary items related to the early extinguishment of debt affected results for each year. In 1999, costs related to the early extinguishment of Broadwing Communications' debt as a result of the Merger resulted in a charge of approximately $7 million, net of taxes. The spin-off of Convergys Corporation in 1998 reduced the borrowing capacity that was needed from the Company's then-existing credit facility and some debt and a portion of that credit facility were retired, resulting in a $1 million extraordinary charge, net of tax.

    Income from continuing operations decreased from $79 million in 1998 to $35 million in 1999 as a result of the above. Earnings per common share ("EPS") from continuing operations decreased from $.58 in 1998 to $.23 in 1999. Excluding the Merger, EPS from continuing operations would have been $.80, a 38% increase over 1998.

    Income from discontinued operations, net of taxes includes the results of the Company's former Cincinnati Bell Subsidiary that was sold in May 2000. From 1995 through 1998, discontinued operations also includes the results of Convergys Corporation ("Convergys"), the billing and customer management operations that were divested on December 31, 1998 through a tax free spin-off.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY

    The Company's continued transformation from a local wireline voice communications provider to a nationwide provider of data, voice and Internet services and a regional provider of wireless services has resulted in significantly different financing requirements. Although the Company expects to continue to generate positive cash flow from operations in 2001, capital expenditures and other investing needs will continue to increase the Company's need for additional borrowings in the near term.

    In order to provide for these cash requirements and other general corporate purposes, the Company maintains a $2.1 billion credit facility with a group of lending institutions. The credit facility consists of $900 million in revolving credit, $750 million in term loans from banking institutions and $450 million in term loans from non-banking institutions. At December 31, 2000, the Company had drawn approximately $1.64 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the Merger and to provide for the Company's business needs. At December 31, 2000, the Company had approximately $460 million in additional borrowing capacity from this facility. The Company believes that this will be sufficient to provide for its financing requirements in excess of amounts generated from its operations.

    The interest rates to be charged on borrowings from the credit facility can range from 100 to 225 basis points above the London Interbank Offering Rate ("LIBOR"), and are currently at 175 basis points as a result of the Company's credit rating. The Company incurs banking fees in association with this credit facility that range from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility. During 2000, these fees amounted to approximately $3 million.

    The Company is also subject to financial covenants in association with the credit facility. These financial covenants require that the Company maintain certain debt to EBITDA, debt to total capitalization, senior debt to EBITDA and interest coverage ratios. This facility also contains certain covenants which, among other things, may restrict the Company's ability to incur additional debt, pay dividends, repurchase Company common stock and sell assets or merge with another company.

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

    The Company also has an ownership position in equity securities that were valued at approximately $252 million as of December 31, 2000, net of the $3 million collateralized on the forward sale of PSINet common stock discussed in Note 5 of the Notes to Financial Statements. The market value of this portfolio decreased approximately $588 million in the year due to a decline in the market value of the Company's investments in PSINet, Applied Theory and ZeroPlus.com and the liquidation of the Company's investment in PurchasePro.com. This was partially offset by an increase in the market value of the Company's investment in Corvis Corporation (see Note 4 for a further discussion of these various investments).

    On April 6, 2000, the Company completed the redemption and conversion of its 7 1/4% convertible preferred stock, exchanging 9,466,000 shares of its common stock for 1,058,292 shares of the 7 1/4% preferred stock, based on a conversion factor of 8.9446 common shares for each of the preferred shares. Conversion of these preferred shares into common stock of the Company eliminated approximately $8 million per year in cash dividend payments.

    Capital expenditures to maintain and grow the nationwide optical network, complete the wireless network expansion, maintain the local Cincinnati network and grow the Company's web hosting and collocation business are expected to be approximately $700 million in 2001.

BALANCE SHEET

    The following comparisons are relative to December 31, 1999.

    The change in cash and cash equivalents, property, plant and equipment, investments in other entities, long-term debt, redeemable preferred stock and additional paid in capital is further explained in the preceding discussion and in the cash flow discussion below. The increase in accounts receivable was primarily the result of revenue growth, particularly for network construction projects, and a 12% increase in days sales outstanding. Goodwill and other intangibles decreased by $108 million due to recurring amortization of related amounts, offset by $32 million of adjustments to the purchase price allocation associated with the Merger (see Note 2).

    Accounts payable and accrued liabilities increased primarily as a result of additional materials necessary to support revenue growth and capital spending associated with construction of the optical network. Restructuring liabilities recorded in conjunction with the 1999 restructuring plan decreased primarily as a result of cash expenditures during the year.
Net deferred taxes decreased by $312 million in total as the $186 million net deferred tax liability in the prior year became a $126 million net deferred tax asset in 2000. This was a result of the recognition of losses on minority-owned investments and net operating losses generated in the current year. Net assets of discontinued operations decreased approximately $7 million in comparison to the prior year due to the collections on accounts and notes receivable and sale of inventory and fixed assets.

    Redeemable preferred stock decreased due to the conversion of 7 1/4% convertible preferred stock into common stock of the Company in April 2000, resulting in a corresponding increase to common stock outstanding and additional paid in capital. Further increases to common stock outstanding and additional paid in capital are due to stock option exercises during 2000. Accumulated other comprehensive income decreased in response to net unrealized changes in the market value of the Company's current equity investment portfolio (see additional description in subsequent paragraphs).

    The Company's investment in PSINet consists of 20.5 million common shares which had a market value of approximately $15 million and $632 million at December 31, 2000 and 1999, respectively. During most of 2000, the Company had adjusted this investment to fair market value at each balance sheet date by recording the unrealized holding gain or loss (net of tax) in comprehensive income in accordance with SFAS 115. During the fourth quarter of 2000, the Company recognized a $342 million net pre-tax loss on the PSINet investment and forward sale and recorded an additional $63 million loss on investments in Applied Theory and ZeroPlus.com that was partially offset by approximately $49 million in gains on the liquidation of the Company's position in PurchasePro.com. The PSINet, Applied Theory and ZeroPlus.com investments were written down to their respective market values at December 31, 2000.

CASH FLOW

    In 2000, cash provided by operating activities was $332 million, $17 million higher than the $315 million generated during 1999.

    The Company's significant investing activities were capital expenditures and equity investments. Capital expenditures in 2000 were approximately $844 million, considerably higher than the $381 million spent in the prior year. The majority of this increase is attributable to the Merger in that prior year results only included approximately two months of expenditures on the fiber-optic network. Other increases in capital expenditures were primarily related to the expansion of the wireless and web hosting businesses. The Company made $80 million in strategic investments in 2000, investing $44 million in equity instruments of Corvis and $36 million in various other companies. Approximately $58 million in cash was provided through the sale of the Company's investment in PurchasePro.com and ownership in a joint venture.

    In contrast to 1999 when $46 million in common stock dividends were paid to shareowners, no dividends were paid on common stock in 2000. However, approximately $12 million in preferred stock dividends were paid to holders of the 7 1/4% and 6 3/4% preferred stocks during 2000 (the 7 1/4% preferred stock was converted into common shares of the Company in April 2000). Additionally, the Company switched to cash payments of dividends on its 12 1/2% preferred stock in February 2000 and approximately $49 million in dividends were paid on this preferred stock in the current year. This amount is included in the "Minority Interest Expense (Income)" caption in the Consolidated Statements of Income and Comprehensive Income (Loss).

    During 2000, the Company increased its net borrowings by $376 million. The increase in debt during 2000 is mainly comprised of $884 million in credit facility borrowings and $28 million in payment-in-kind interest on the 6 3/4% Notes, offset by the retirement of $404 million of the 9% bonds originally issued by Broadwing Communications and $124 million reduction in the PSINet forward sale liability. Both the payment-in-kind and the PSINet loan adjustment were non-cash transactions. Additionally, the Company retired amounts remaining on the Coastal note in the fourth quarter of 2000. This required nearly $5 million in cash but reduced long-term debt by $8 million due to favorable settlement terms.

     Approximately $64 million in cash was generated through the issuance of common shares of the Company as a result of stock option exercises during 2000.

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

OHIO - The TELRIC phase of CBT's alternative regulation case, which will establish the rates CBT can charge to competitive local exchange carriers for unbundled network elements, remains pending. The Public Utilities Commission of Ohio ("PUCO") issued its decision on the methodology CBT must use to calculate these rates on November 4, 1999. On January 20, 2000, the PUCO denied all parties' requests for rehearing except for one issue regarding nonrecurring charges. On March 17, 2000, CBT filed an appeal to the Ohio Supreme Court with respect to several issues. The appeal has been fully briefed and was argued on January 30, 2001, but no decision has been released at this time. Nevertheless, CBT has submitted new cost studies as required by the PUCO's orders and is awaiting comments. After a period for review of the studies and resolution of any disputes, CBT is to file a tariff implementing the resulting rates.

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

    In the course of closing the Company's merger with IXC, the Company became aware of IXC's possible non-compliance with certain requirements under state and federal environmental laws. Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of the IXC facilities and operations and, by letter dated November 9, 1999, disclosed potential non-compliance at the IXC facilities to the U.S. Environmental Protection Agency ("EPA") under the Agency's Self-Policing Policy. The Company made similar voluntary disclosures to various state authorities. The EPA determined that IXC appears to have satisfied the "prompt disclosure" requirement of the Self-Policing Policy for the Company to complete its environmental audit of all IXC facilities and report any violations to the Agency. The Company has filed its preliminary environmental audit report with the EPA and is currently working with the EPA and several state environmental protection agencies to bring the Company into compliance with all applicable regulations, and to develop internal procedures to ensure future compliance.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In SAB 101, the SEC Staff expressed its views regarding the appropriate recognition of revenue with respect to a variety of circumstances, some of which are of particular relevance to the Company. As required, the Company adopted SAB 101 effective January 1, 2000 and modified its revenue recognition policies with respect to initial service activation fees.

    Following the guidance in SAB 101, the Company is now recognizing service activation revenues and associated direct incremental costs over their respective service lives. The adoption of this accounting change resulted in a one-time, non-cash, after-tax charge of $0.8 million, which had virtually no effect on earnings per share in the current year. However, at December 31, 2000, the deferral process associated with the adoption of SAB 101 had the effect of increasing other current assets and other noncurrent assets by $15 million each, while increasing other current liabilities and other long-term liabilities by $16 million and $15 million, respectively.

    In 2000, the Company recognized $14.1 million in additional revenues and $13.3 million in incremental direct expenses pertaining to amounts included in the cumulative effect adjustment for SAB 101 as of December 31, 1999. Offsetting these amounts were $17.0 million in current year revenues and $16.2 million in incremental direct expenses that are being deferred to future periods in accordance with SAB 101. This deferral process has virtually no effect on the Company's EBITDA or net income in the current year. The Company restated the first, second and third quarter 2000 operating results to reflect the adoption of SAB 101 as of January 1, 2000 (see Note 17 of the Notes to Financial Statements).

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that a derivative instrument may need to be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 was subsequently amended through the release of SFAS 137, which provided for a deferral of the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. As a result, implementation of SFAS 133 is not mandatory for the Company until January 1, 2001. Management expects that the adoption of SFAS 133 and related amendments on January 1, 2001 will have an immaterial effect on the Company's results of operations, cash flows and financial position. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.

BUSINESS DEVELOPMENT

    In order to enhance shareowner value, the Company actively reviews opportunities for acquisitions, divestitures and strategic partnerships.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to the impact of interest rate changes. To manage its exposure to interest rate changes, the Company uses a combination of variable rate short-term and fixed rate long-term financial instruments. The Company may, from time to time, employ a small number of derivative financial instruments to manage its exposure to fluctuations in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.

    The Company is, however, required by terms negotiated with its lenders to engage in interest rate swaps once certain thresholds are exceeded with regard to floating rate debt as a percentage of the Company's total debt. The Company exceeded this threshold during 2000 and, accordingly, entered into a series of interest rate swap agreements on notional amounts totaling $130 million. The purpose of these agreements is to hedge against changes in market interest rates to be charged on the Company's borrowings against the credit facility.

    These swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. Because these amounts are not exchanged, the notional amounts of these agreements are not indicative of the Company's exposure resulting from these derivatives. The amounts to be exchanged between the parties are primarily the result of the swap's notional amount and the fixed and floating rate percentages to be charged on the swap. Interest rate differentials associated with the Company's interest rate swaps are recorded as an adjustment to interest payable or receivable with the offset to interest expense over the life of the swap.

    Potential non-performance by counter-parties to the swap agreements exposes the Company to a certain amount of credit risk due to the possibility of counter-party default. Because the Company's only counter-parties in these transactions are financial institutions who are at least investment grade, it believes the risk of counter-party default is minimal.

    Interest Rate Risk Management - The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.

    The following table sets forth the face amounts, maturity dates and average interest rates for the fixed- and floating-rate debt held by the Company at December 31, 2000 (excluding the PSINet forward sale and capital leases):


($ IN MILLIONS)                      2002        2003        2004         2005      THEREAFTER       TOTAL         FAIR VALUE
---------------------------------------------------------------------------------------------------------------------------------
Fixed-rate debt:                        $20.0       $20.0  $       -         $20.0        $766.2         $826.2           $735.0
Average interest rate on
  fixed-rate debt                        4.4%        6.2%          -          6.3%          6.9%           6.8%               -

Floating-rate debt:
Average interest rate on          $     -      $     -       $1,189.0       $450.0  $        -         $1,639.0         $1,639.0
  floating-rate debt                                             8.6%         8.9%                         8.7%
                                        -            -                                       -                                -

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                               ----
Consolidated Financial Statements:

     Report of Management........................................................................................45

     Report of Independent Accountants...........................................................................46

     Consolidated Statements of Income and Comprehensive Income (Loss)...........................................47

     Consolidated Balance Sheets.................................................................................48

     Consolidated Statements of Cash Flows.......................................................................49

     Consolidated Statements of Shareowners' Equity..............................................................50

     Notes to Consolidated Financial Statements..................................................................51

Financial Statement Schedule:

     For each of the three years in the period ended December 31, 2000:

     II  - Valuation and Qualifying Accounts.....................................................................86


    Financial statements and financial statement schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

REPORTS OF MANAGEMENT AND INDEPENDENT ACCOUNTANTS                 BROADWING INC.

REPORT OF MANAGEMENT

    The management of Broadwing Inc. is responsible for the information and representations contained in this report. Management believes that the financial statements have been prepared in accordance with generally accepted accounting principles and that the other information in this report is consistent with those statements. In preparing the financial statements, management is required to include amounts based on estimates and judgments that it believes are reasonable under the circumstances.

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

    The financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America.

    The Audit and Finance Committee of the Board of Directors, which is composed of four directors who are not employees, meets periodically with management, the internal auditors and PricewaterhouseCoopers LLP to review their performance and responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. Both the internal auditors and the independent accountants periodically meet alone with the Audit and Finance Committee and have access to the Audit and Finance Committee at any time.

    RICHARD G. ELLENBERGER
    PRESIDENT AND CHIEF EXECUTIVE OFFICER



    KEVIN W. MOONEY
    EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND THE
SHAREOWNERS OF BROADWING INC.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Broadwing Inc. ("the Company") and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SEC Staff Accounting Bulletin No. 101 in 2000 and AICPA Statement of Position 98-1 in 1999 and changed its methods of accounting for certain revenues and related costs and internal use software development costs, respectively.


/s/ PricewaterhouseCoopers LLP
------------------------------
Cincinnati, Ohio
March 7, 2001

                        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)                          BROADWING INC.

MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS              YEAR ENDED DECEMBER 31               2000           1999           1998
---------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                                                    $2,050.1         $1,102.0       $861.4
-----------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
     Costs of providing services and products sold                                             968.1            490.3        362.5
     Selling, general and administrative                                                       584.0            281.2        213.9
     Depreciation                                                                              346.2            159.7        110.4
     Amortization                                                                              113.5             21.2           .6
     Restructuring and other charges (credits)                                                  (0.8)            10.9         (1.1)
                                                                                           ----------            ----     ---------
OPERATING INCOME                                                                                39.1            138.7        175.1
Equity Loss in Unconsolidated Entities                                                          15.5             15.3         27.3
Minority Interest Expense (Income)                                                              44.1             (2.7)        --
Loss on Investments                                                                            356.3             --           --
Other Expense (Income), Net                                                                      1.7             (1.4)         2.4
Interest Expense                                                                               163.6             61.6         24.1
                                                                                           ---------             ----         ------

Income (Loss) from Continuing Operations Before Income Taxes,
  Extraordinary Items and Cumulative Effect of Change
  in Accounting Principle                                                                     (542.1)            65.9        121.3
Income Tax Provision (Benefit)                                                                (165.6)            31.3         42.5
                                                                                              -------          ------     --------

Income (Loss) from Continuing Operations Before
  Extraordinary Items and Cumulative Effect of Change
  in Accounting Principle                                                                     (376.5)            34.6         78.8

Income from Discontinued Operations, Net of Taxes                                                0.2              3.4         72.1
Extraordinary Item, Net of Taxes                                                                --               (6.6)        (1.0)
Cumulative Effect of Change in Accounting Principle, Net of Taxes                               (0.8)            --           --
                                                                                             --------       ----------   ----------
NET INCOME (LOSS)                                                                             (377.1)            31.4        149.9

Dividends and Accretion Applicable to Preferred Stock                                            8.1              2.1         --
                                                                                             ---------    -----------    ----------
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                                          $(385.2)       $    29.3      $ 149.9
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                            $(377.1)       $    31.4      $ 149.9

Other Comprehensive Income (Loss), Net of Tax:
     Unrealized gain on investments                                                             85.9            170.0         --
     Reclassification adjustment-marketable equity securities                                 (170.0)            --           --
     Additional minimum pension liability adjustment                                             (.1)             3.6         (2.5)
     Currency translation adjustments                                                           --               --           (4.8)
                                                                                           ----------        ----------  ----------
Total other comprehensive income (loss)                                                        (84.2)           173.6         (7.3)
                                                                                               ------         -------    ----------
COMPREHENSIVE INCOME (LOSS)                                                                  $(461.3)          $205.0      $ 142.6
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE
     Income from Continuing Operations                                                     $    (1.82)    $     .23      $     .58
     Income from Discontinued Operations, Net of Taxes                                          --              .02            .53
     Extraordinary Items and Cumulative Effect of Change
       in Accounting Principle, Net of Taxes                                                    --             (.05)          (.01)
                                                                                           ----------     ----------     ----------
     Net Income (Loss)                                                                     $    (1.82)    $     .20      $    1.10
                                                                                           -----------    -------------------------
DILUTED EARNINGS (LOSS) PER COMMON SHARE
     Income from Continuing Operations                                                     $    (1.82)     $    .22      $    .57
     Income from Discontinued Operations, Net of Taxes                                          --              .02           .52
     Extraordinary Items and Cumulative Effect of Change
       in Accounting Principle, Net of Taxes                                                    --             (.04)         (.01)
                                                                                           ----------      ---------     ---------
     Net Income (Loss)                                                                     $    (1.82)     $    .20      $   1.08
                                                                                           ----------      ---------     ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (MILLIONS)
     Basic                                                                                     211.7            144.3        136.0
     Diluted                                                                                   211.7            150.7        138.2
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                                         CONSOLIDATED BALANCE SHEETS                                           BROADWING INC.

MILLIONS OF DOLLARS                         AT DECEMBER 31                                              2000             1999
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
     Cash and cash equivalents                                                                          $37.9            $ 80.8
     Receivables, less allowances of $49.0 and $53.4                                                    330.6             224.5
     Materials and supplies                                                                              34.1              25.7
     Deferred income tax benefits                                                                        16.6              35.7
     Prepaid expenses and other current assets                                                           43.5              36.3
                                                                                                    ---------         ---------
     Total current assets                                                                               462.7             403.0

Property, Plant and Equipment, Net                                                                    2,966.2           2,500.6
Goodwill and Other Intangibles, Net                                                                   2,572.2           2,679.8
Investments in Other Entities                                                                           254.9             843.3
Deferred Income Tax Benefits                                                                            109.1              --
Other Noncurrent Assets                                                                                 112.1              70.8
Net Assets from Discontinued Operations                                                                   0.4               7.9
                                                                                                   ----------        ----------
     TOTAL ASSETS                                                                                    $6,477.6          $6,505.4
-------------------------------------------------------------------------------------------------------------------------------
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND SHAREOWNERS' EQUITY
Current Liabilities
     Short-term debt                                                                                $    14.0         $     9.2
     Accounts payable                                                                                   244.4             178.2
     Current portion of unearned revenue and customer deposits                                           88.0              82.6
     Accrued taxes                                                                                       90.4              87.7
     Other current liabilities                                                                          290.5             207.3
                                                                                                        -----          --------
         Total current liabilities                                                                      727.3             565.0
Long-Term Debt, less current portion                                                                  2,507.0           2,136.0

Unearned Revenue, less current portion                                                                  611.0             633.5
Deferred Income Taxes                                                                                    --               221.8

Other Long-Term Liabilities                                                                             177.0             153.7
                                                                                                        -----          --------
     Total Liabilities                                                                                4,022.3           3,710.0

 Minority Interest                                                                                      433.8             434.0

7 1/4% Convertible Preferred Stock, redeemable, $.01 par value; authorized -
   5,000,000 shares of all classes of Preferred Stock; no shares and 1,058,380 shares issued and outstanding at December 31, 2000 and 1999 (aggregate liquidation preference of $0 and $105.8 at December 31, 2000 and 1999,
   respectively)                                                                                       --                 228.6
Commitments and Contingencies
Shareowners' Equity
6 3/4% Cumulative Convertible Preferred Stock, $.01 par value; authorized -
   5,000,000 shares of all classes of Preferred Stock; 155,250 shares issued
   and outstanding at December 31, 2000 and 1999                                                        129.4             129.4
Common shares, $.01 par value; 480,000,000 shares authorized;
     223,335,343 and 208,678,058 shares issued at December 31, 2000 and 1999                              2.1               2.1
Additional paid-in capital                                                                            2,329.5           1,979.5
Accumulated deficit                                                                                    (377.1)             --
Accumulated other comprehensive income                                                                   82.7             166.9
Common stock in treasury, at cost
     7,805,800 shares at December 31, 2000 and 1999                                                    (145.1)           (145.1)
                                                                                                       -------           -------
Total Shareowners' Equity                                                                             2,021.5           2,132.8
                                                                                                      -------           --------
Total Liabilities, Redeemable Preferred Stock and Shareowners' Equity                                $6,477.6          $6,505.4
--------------------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS                                          BROADWING INC.

MILLIONS OF DOLLARS                         YEAR ENDED DECEMBER 31                    2000              1999             1998
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                              $(377.1)            $31.4           $ 149.9
     Less: income from discontinued operations, net of taxes                           (0.2)             (3.4)            (72.1)
                                                                                   ---------           ------          ---------
     Net income (loss) from continuing operations                                    (377.3)             28.0              77.8
     Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
         Depreciation                                                                 346.2             159.7             110.4
         Amortization                                                                 113.5              21.2               0.6
         Restructuring and related charges (credits)                                   --                10.9              (1.1)
         Provision for loss on receivables                                             73.6              28.2              15.8
         Extraordinary items, net of taxes                                             --                 6.6               1.0
         Non-cash interest expense                                                     38.7              15.8               1.9
         Minority interest                                                             44.1              (2.7)             --
         Equity loss in unconsolidated entities                                        15.5              15.3              27.3
         Loss on investments, net                                                     356.3              --                --
         Deferred income taxes                                                       (166.4)            (24.6)            (12.8)
         Tax benefits from employee stock option plans                                 40.2              13.9               2.5
         Other, Net                                                                    (9.1)             (0.3)             --
     Change in operating assets and liabilities net of effects from acquisitions:
         Decrease (increase) in receivables                                          (179.7)              0.3             (25.4)
         Decrease (increase) in prepaid expenses and other current assets               6.1             (15.7)              3.0
         Increase (decrease) in accounts payable                                       75.1             (16.6)             47.9
         Increase (decrease) in other current liabilities                              95.1              30.3             (16.5)
         Increase (decrease) in unearned revenues                                     (19.9)             75.0              --
         Decrease (increase) in other assets and liabilities, net                    (119.8)            (30.8)            (26.5)
                                                                                     -------           -------        ----------
            Net cash provided by operating activities of continuing
              operations                                                              332.2             314.5             205.9
                                                                                      -----             -----             -----
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                            (843.9)           (381.2)           (143.4)
     Payments for investments/acquisitions, net of cash acquired                      (36.5)           (247.0)           (165.6)
     Purchase of equity securities                                                    (44.0)            (12.8)             --
     Proceeds from sale of marketable equity securities                                58.5               --               --
     Other, net                                                                         2.5             --                --
                                                                                      -----          ---------           ------
     Net cash used in investing activities of continuing operations                  (863.4)           (641.0)           (309.0)
                                                                                     -------           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt                                                       884.0           1,175.0             150.0
     Repayment of long-term debt                                                     (404.0)           (221.2)            (51.2)
     Short-term borrowings, net                                                        (1.9)           (371.4)             54.7
     Debt issuance costs                                                               --               (31.5)             --
     Issuance of common shares-exercise of stock options                               64.2              37.0               0.3
     Purchase of treasury shares                                                       --              (145.1)             --
     Dividends paid                                                                   (12.3)            (45.6)            (54.4)
     Minority interest dividends paid                                                 (49.4)           --                 --
                                                                                      ------         --------           --------
     Net cash provided by financing activities of
        continuing operations                                                         480.6             397.2               99.4
--------------------------------------------------------------------------------------------------------------------------------

     Net cash provided by discontinued operations                                       7.7              --                 6.0
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                 $(42.9)         $   70.7          $    2.3
Cash and cash equivalents at beginning of year                                         80.8              10.1               7.8
                                                                                       ----              ----         ---------
Cash and cash equivalents at end of year                                              $37.9          $   80.8           $  10.1
--------------------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                                   CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY                                     BROADWING INC.

                                6 3/4% CUMULATIVE
                              CONVERTIBLE PREFERRED                                                 RETAINED      ACCUMULATED
                                      STOCK          COMMON STOCK   TREASURY STOCK      ADDITIONAL  EARNINGS/     OTHER
-------------------------------------------------------------------------------------   PAID-IN     ACCUMULATED   COMPREHENSIVE
DOLLARS AND SHARES IN MILLIONS  SHARES    AMOUNT   SHARES   AMOUNT  SHARES    AMOUNT    CAPITAL     DEFICIT       INCOME      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1998       --        --       136.1    $1.4   --       --        $364.5       $221.9        $(8.1)     $579.7
Shares issued under shareowner
     and employee plans          --        --         0.3    --     --       --          --           --           --          --
Net income                       --        --        --      --     --       --          --          149.9         --         149.9
Additional minimum pension
     liability adjustment        --        --        --      --     --       --          --           --           (2.5)       (2.5)
Currency translation
     adjustments                 --        --        --      --     --       --          --           --           (4.8)       (4.8)
Restricted stock issuance        --        --        --      --     --       --          (4.9)        --           --          (4.9)
Dividends on common shares,
     $.40 per share              --        --        --      --     --       --          --          (54.6)        --         (54.6)
Spin-off of Convergys            --        --        --      --     --       --        (212.2)      (317.2)         8.7      (520.7)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998     --        --       136.4     1.4   --       --         147.4         --           (6.7)      142.1
Shares issued under shareowner
     and employee plans          --        --         3.2    --     --       --          46.3         --           --          46.3
Net income                       --        --        --      --     --       --          --           31.4         --          31.4
Additional minimum pension
     liability adjustment        --        --        --      --     --       --          --           --            3.6         3.6
Unrealized gain on investments   --        --        --      --     --       --          --           --          170.0       170.0
Restricted stock amortization    --        --         0.7    --     --       --           5.1         --           --           5.1
Dividends:
         Common Shares, at
            $.20 per share       --        --        --      --     --       --          --          (27.5)        --         (27.5)
         Preferred Shares        --        --        --      --     --       --           1.8         (3.9)        --          (2.1)
Equity issued in connection
     with Merger                  0.2     129.4      68.4     0.7   --       --       1,778.9         --           --       1,909.0
Treasury shares repurchased      --        --        --      --     (7.8)  (145.1)       --           --           --        (145.1)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999      0.2     129.4     208.7     2.1   (7.8)  (145.1)    1,979.5         --          166.9      2,132.8
Shares issued under shareowner
     and employee plans          --        --         6.8    --     --       --         130.1         --           --         130.1
Net loss                         --        --        --      --     --       --          --         (377.1)        --        (377.1)
Additional minimum pension
     liability adjustment        --        --        --      --     --       --          --           --           (0.1)       (0.1)
Unrealized loss on
     investments, net of
     reclassification
     adjustments--               --        --        --      --     --       --           --          --          (84.1)      (84.1)
Restricted stock amortization    --        --        --      --     --       --           3.6         --           --           3.6
Dividends on preferred shares    --        --        --      --     --       --         (12.3)        --           --         (12.3)
Redemption of 7 1/4%
Convertible preferred stock      --        --        --      --     --       --         228.6         --           --         228.6
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000      0.2    $129.4     215.5    $2.1   (7.8) $(145.1)   $2,329.5      $(377.1)       $82.7    $2,021.5

      The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    The Company provides diversified communications services through businesses in four material segments: Broadband, Local Communications, Wireless, and Other Communications. On November 9, 1999 the Company merged with IXC Communications, Inc. ("IXC") in a transaction accounted for as a purchase (the "Merger"). Accordingly, IXC's operations (since renamed Broadwing Communications) have been included in the consolidated financial statements for all periods subsequent to November 9, 1999 (See Note 2).

BASIS OF CONSOLIDATION -- The consolidated financial statements include the consolidated accounts of Broadwing Inc. ("the Company"), and its majority owned subsidiaries in which the Company exercises control. Investments in which the Company has the ability to exercise significant influence, but which it does not control, are accounted for using the equity method. For equity method investments, the Company's share of income is calculated according to the Company's equity ownership. Any differences between the carrying amount of an investment and the amount of the underlying equity in the net assets of the investee are amortized over the expected life of the asset. Significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

USE OF ESTIMATES -- Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

CASH EQUIVALENTS -- Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

MATERIALS AND SUPPLIES -- The Company's inventory of materials and supplies are carried at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment is generally stated at cost. However, a significant portion of the property, plant and equipment of the Broadband segment was recorded at fair market value on the November 9, 1999 date of the Merger. The Company's provision for depreciation of telephone plant is determined on a straight-line basis using the whole life and remaining life methods. Provision for depreciation of other property is based on the straight-line method over the estimated useful life. Repairs and maintenance expense items are generally charged to expense as incurred. Telephone plant is retired at its original cost, net of cost of removal and salvage, and is charged to accumulated depreciation. For other property, plant and equipment, retired or sold, the gain or loss is recognized in other income.

LONG-LIVED ASSETS, OTHER ASSETS AND GOODWILL -- Deferred financing costs are costs incurred in connection with obtaining long-term financing; such costs are amortized as interest expense over the terms of the related debt agreements. Certain costs incurred with the connection and activation of customers are amortized on a straight-line basis over the average customer life. Goodwill resulting from the purchase of businesses and other intangibles are recorded at cost and amortized on a straight-line basis from 5 to 40 years, with the vast majority of recorded goodwill being amortized over 30 years. Broadwing reviews the carrying value of long-lived assets and goodwill for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount, with the loss measured based on discounted expected cash flows.

INVESTMENTS - Investments over which the Company does not exercise significant influence are reported at fair value. The Company reviews its investments for impairment whenever the fair value of the individual investment is less than its cost basis. An impairment loss is recognized if the decline in fair value is deemed to be "other than temporary".

REVENUE RECOGNITION -- As further discussed later in this footnote, the Company modified its revenue recognition policies on January 1, 2000 to be in conformity with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Accordingly, service activation revenues are now deferred and recognized over the appropriate service life for the associated service. Local service revenues are billed monthly, in advance, with revenues being recognized when earned. Remaining revenues (with the exception of those described below) are billed and recognized as services are provided. Construction revenues and estimated profits are recognized according to the percentage of completion method on a cost incurred to total costs estimated at completion basis. Revenues from product sales are generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance. Indefeasible right-to-use agreements, or "IRUs", represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. Associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance (IRU and related maintenance revenue are included in the broadband transport category for the Broadband segment). Directory publishing revenues and related directory costs are generally deferred and recognized over the life of the associated directory, normally twelve months.

ADVERTISING -- Costs related to advertising are expensed as incurred and amounted to $42 million, $22 million, and $11 million in 2000, 1999 and 1998, respectively.

FIBER EXCHANGE AGREEMENTS -- In connection with the fiber-optic network expansion, the Company entered into various agreements to exchange fiber usage rights. Non-monetary exchanges of fiber usage are recorded at the cost of the asset transferred or, if applicable, the fair value of the asset received. The Company accounts for agreements with other carriers to exchange fiber for capacity by recognizing the fair value of the revenue earned and expense incurred under the respective agreements. Exchange agreements accounted for non-cash revenue and expense (in equal amounts) of approximately $19 million in 2000 and $3 million in 1999.

INCOME TAXES -- The income tax provision (or benefit) consists of an amount for taxes currently payable and a provision (or benefit) for tax consequences deferred to future periods.

STOCK-BASED COMPENSATION -- Compensation cost is measured under the intrinsic value method. Pro forma disclosures of net income and earnings per share are presented as if the fair value method had been applied in Note 11 of the Notes to Financial Statements.

DERIVATIVE FINANCIAL INSTRUMENTS -- In the normal course of business, the Company employs a small number of derivative financial instruments to manage its exposure to fluctuations in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. Interest rate differentials associated with the Company's interest rate swaps are recorded as an adjustment to interest payable or receivable with an offset to interest expense over the life of the swap. The forward sale of equity investments is accounted for by recording a current asset and current liability at the time of execution of the forward sale contract. Once the forward contract is settled, the gain or loss on the hedged investment is reclassified from other comprehensive income to a realized gain or loss and the current asset and current liability are removed from the Company's books.

RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results.

RECENTLY ISSUED ACCOUNTING STANDARDS -- In December 1999, the SEC issued SAB
101. In SAB 101, the SEC Staff expressed its views regarding the appropriate recognition of revenue with respect to a variety of circumstances, some of which are of particular relevance to the Company. As required, the Company adopted SAB 101 on January 1, 2000 and modified its revenue recognition policies with respect to initial service activation fees.

Following the guidance in SAB 101, the Company is now recognizing service activation revenues and associated direct incremental costs over their respective average customer lives. The adoption of this accounting change resulted in a one-time, non-cash, after-tax charge of $0.8 million, having virtually no effect on reported earnings per share in the current year.

In 2000, the Company recognized $14.1 million in additional revenues and $13.3 million in incremental direct expenses pertaining to amounts included in the cumulative effect adjustment for SAB 101 as of January 1, 2000. Offsetting these amounts were deferrals of $17.0 million in current year revenues and $16.2 million in incremental direct expenses deferred to future periods in accordance with SAB 101. This deferral process has virtually no effect on the Company's EBITDA or net income in the current year. However, at December 31, 2000, the deferral process associated with the adoption of SAB 101 had the effect of increasing other current assets and other noncurrent assets by $15 million each, while increasing other current liabilities and other long-term liabilities by $16 million and $15 million, respectively. The Company restated the first, second, and third quarter 2000 income statements to reflect the adoption of SAB 101 as of January 1, 2000 (see Note 17 of the Notes to Financial Statements).

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that a derivative instrument may need to be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 was subsequently amended through the release of SFAS 137, which provided for a deferral of the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. As a result, implementation of SFAS 133 and related amendments is not mandatory for the Company until January 1, 2001. The Company does not anticipate a material effect on its results of operations, cash flows and financial position resulting from the Company's adoption of this new standard on January 1, 2001. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.

On January 1, 1999, the Company adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. As compared to prior years when these types of expenditures were expensed as incurred, the adoption of SOP 98-1 resulted in the capitalization of $60 million of internal use software development costs in 2000 and $10 million in 1999. These costs are now being amortized over a three to five-year period.

2. ACQUISITIONS

IXC COMMUNICATIONS INC.:

    The Company completed its merger with IXC Communications, Inc. ("IXC") on November 9, 1999 ("the Merger"). Under the terms of the Merger, each share of IXC common stock was exchanged for 2.0976 shares of the Company's common stock. The aggregate purchase price of approximately $3.2 billion consisted of (all numbers approximate): $0.3 billion in cash for the purchase of five million shares of IXC stock from GE Capital Pension Trust; the issuance of 69 million shares of the Company's common stock valued at $1.6 billion, 155,000 shares of 6 3/4% convertible preferred stock valued at $0.1 billion; the assumption of $1.0 billion of

IXC's indebtedness, and the issuance of 14 million options to purchase Broadwing common stock valued at $0.2 billion. These options were issued coincident with the Merger to replace the then outstanding and unexercised options exercisable for shares of IXC common stock. These options were granted on the same terms and conditions as the IXC options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 2.0976. The Merger was accounted for as a purchase and, accordingly, the operating results of IXC (since renamed Broadwing Communications) have been included in the Company's consolidated financial statements since the Merger date of November 9, 1999.

    The cost of the Merger has been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the Merger date. During 2000, the Company adjusted the fair values of certain assets acquired and liabilities assumed based on the receipt of additional information which was outstanding at the date of the acquisition. These adjustments did not have a material impact on the preliminary purchase price allocation. The following table reflects the $3.5 billion fair value allocation, comprised of the $2.2 billion consideration paid, the assumption of $1.0 billion in indebtedness and the $.3 billion historical net deficit acquired:

Millions of dollars:
-------------------------------------------------------------------------------------------
Property, Plant & Equipment                                                       $   124.0
Other Intangibles                                                                     423.0
Debt                                                                                 (174.0)
Deferred Tax Liabilities                                                              (33.0)
Other                                                                                  42.3
-------------------------------------------------------------------------------------------

Subtotal                                                                              382.3
-------------------------------------------------------------------------------------------

Goodwill                                                                            2,155.2

Assumption of Debt                                                                    963.7
-------------------------------------------------------------------------------------------

Total                                                                              $3,501.2
-------------------------------------------------------------------------------------------


    The amount allocated to goodwill represents the excess of price paid over the fair value of assets realized and liabilities assumed in the Merger. These amounts will be amortized to expense over a 30-year period.

    CINCINNATI BELL WIRELESS:

    On December 31, 1998 the Company paid approximately $162 million in cash to AT&T PCS in exchange for an 80.1% interest in the business known as Cincinnati Bell Wireless, including a PCS license and other assets and liabilities. The Company paid an additional $12 million towards this purchase during the first half of 1999 as a result of the determination of final purchase price. The goodwill, licenses and other intangibles related to this purchase were approximately $96 million and are being amortized to expense on a straight-line basis over a 20- to 40-year period.

    The following summarized unaudited Pro forma financial information assumes the Merger and the Cincinnati Bell Wireless acquisition occurred on January 1, 1998:


MILLIONS OF DOLLARS (EXCEPT PER SHARE AMOUNTS)             YEAR ENDED DECEMBER 31                      1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                            $1,670.3         $1,548.3
EBITDA                                                                                                 321.6            348.4
Loss from Continuing Operations                                                                       (352.9)          (174.0)

Net Loss                                                                                              (356.1)        $ (168.9)
------------------------------------------------------------------------------------------------------------------------------------



Loss from Continuing Operations per Common Share                                                 $     (1.75)      $     (.88)
Loss per Common Share                                                                            $     (1.79)  $         (.86)
------------------------------------------------------------------------------------------------------------------------------------

    These unaudited Pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger and the Cincinnati Bell Wireless acquisition occurred on January 1, 1998.

3. RESTRUCTURING AND OTHER CHARGES (CREDITS)

1999 RESTRUCTURING PLAN

    In December 1999, the Company's management approved restructuring plans which included initiatives to integrate operations of the Company and Broadwing Communications, improve service delivery, and reduce the Company's expense structure. Total restructuring costs and impairments of $18.6 million were recorded in the fourth quarter related to these initiatives. The $18.6 million consisted of $7.7 million relating to Broadwing Communications (recorded as a component of the preliminary purchase price allocation) and $10.9 million relating to the Company (recorded as a cost of operations). The $10.9 million relating to the Company consisted of restructuring and other liabilities in the amount of $9.5 million and related asset impairments in the amount of $1.4 million. The restructuring-related liabilities recorded in the fourth quarter of 1999 were comprised of the following:



                                            BROADWING, EXCLUDING
MILLIONS OF DOLLARS                        BROADWING COMMUNICATIONS                  BROADWING COMMUNICATIONS            TOTAL
------------------------------------------------------------------------------------------------------------------------------
Employee separations                                  $6.0                                      $2.2                       $8.2
Facility closure costs                                 2.3                                       2.1                        4.4
Relocation                                             ---                                       0.2                        0.2
Other exit costs                                       1.2                                       3.2                        4.4
                                                   -------                                   -------                   --------
Total accrued restructuring costs                   $  9.5                                    $  7.7                     $ 17.2
------------------------------------------------------------------------------------------------------------------------------------

    The Company's estimated restructuring costs were based on management's best estimate of those costs based on available information. The restructuring costs accrued in 1999 included the costs of involuntary employee separation benefits related to 347 employees (263 Broadwing Communications employees and 84 employees from other subsidiaries of the Company). As of December 31, 2000, all employee separations had been completed for a total cash expenditure of $8.9 million. Employee separation benefits include severance, medical and other benefits, and primarily affect customer support, infrastructure, and the Company's long distance operations. The restructuring plans also included costs associated with the closure of a variety of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors.

     In connection with the restructuring plan, the Company performed a review of its long-lived assets to identify any potential impairments in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). The Company recorded a $1.4 million charge as an expense of operations according to SFAS 121, resulting from the abandonment of certain assets including duplicate network equipment.

The following table illustrates activity in this reserve since December 31, 1999:

                                                  BALANCE                                                       BALANCE
       TYPE OF COSTS (IN MILLIONS):          DECEMBER 31, 1999        UTILIZATIONS        ADJUSTMENTS      DECEMBER 31, 2000
       ----------------------------          -----------------        ------------        -----------      -----------------
          Employee separations                   $     7.8               $   (8.9)        $    1.2        $         0.1
          Facility closure costs                       4.4                   (0.7)            (1.5)                 2.2
          Relocation                                   0.2                      --            (0.2)                  --
          Other exit costs                             4.4                   (3.2)             0.3                  1.5
                                                 ---------               ---------        ---------           ---------

          Total                                  $    16.8               $  (12.8)        $   (0.2)       $         3.8
                                                 =========               =========        =========       =============

    The Company incurred $0.4 million in employee separation expenditures in 1999.

    Net restructuring credits of $0.8 million recorded in operations during 2000 consisted of $0.7 million in additional employee severance offset by a $1.5 million adjustment related to lease terminations. An offsetting reduction of $0.6 million in adjustments was recorded at Broadwing Communications and was applied to goodwill as part of the purchase allocation associated with the Merger. This consisted of $0.4 million in additional employee separations and $0.2 million in additional exit costs.

    In total, the Company expects these restructuring plans to result in cash outlays of $14.6 million and non-cash items of $3.3 million. Management believes that the remaining balance of $3.8 million at December 31, 2000 is adequate to complete the restructuring plan and that most of the related actions will be completed by June 30, 2001.

4. INVESTMENTS IN OTHER ENTITIES

    INVESTMENTS IN EQUITY METHOD SECURITIES - The Company holds a 23.5% ownership investment in Applied Theory. The Company made the determination during the fourth quarter of 2000 that the impairment in the value of this investment was "other than temporary". Accordingly, the Company has written this investment down to its market value, resulting in a $53 million pre-tax charge to earnings in the fourth quarter of 2000. Also in 2000, the Company recognized approximately $15 million in losses pertaining to its equity share in the net losses of Applied Theory and amortization of implied goodwill resulting from this investment. This is reflected in the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption "Equity Loss in Unconsolidated Entities". The book value and market value of this investment was approximately $12 million at December 31, 2000.

    INVESTMENTS IN MARKETABLE SECURITIES - At December 31, 2000, investments held in Corvis Corporation ("Corvis"), PSINet, and ZeroPlus.com were classified as "available-for-sale" securities under the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company reviews its portfolio of SFAS 115 investments and makes adjustments to the individual carrying values of these investments if an "other than temporary" impairment is determined to exist or if an investment is transferred between SFAS 115 categories (e.g., from the "available for sale" to the "trading" category).

    The Company's investment in PSINet consists of 20.5 million common shares which had a market value of approximately $15 million and $632 million at December 31, 2000 and 1999, respectively. Additionally, the Company maintains an investment in approximately 1.9 million common shares of ZeroPlus.com having a market value of approximately $0.6 million and $24 million at December 31, 2000 and 1999, respectively.

    After considering all of the facts and circumstances surrounding the decrease in market value of these marketable securities at December 31, 2000, the Company made the determination that these impairments were "other than temporary". Accordingly, the Company recognized additional pre-tax losses of $342 million and $10 million, respectively, on the PSINet and ZeroPlus.com investments representing the difference between the market value and the Company's recorded basis in these investments at December 31, 2000. In 2000, the Company also recorded a pre-tax gain of $49 million that resulted from the liquidation of the Company's investment in PurchasePro.com. The sale of all of the Company's shares in PSINet was completed in the first quarter of 2001 and the Company no longer owns any shares in PSINet.

    INVESTMENTS IN OTHER SECURITIES - The Company enters into certain equity investments for the promotion of business and strategic objectives. A portion of these investments is in securities which do not have readily determinable fair market values. These investments are recorded at cost based on specific identification. The carrying value of cost method investments was approximately $38 million and $4 million as of December 31, 2000 and 1999, respectively. Management reviews these investments on a regular basis using external valuations and discounted cash flows to determine the existence of an "other than temporary" impairment.

    5. DEBT

Debt consists of the following:

MILLIONS OF DOLLARS                         AT DECEMBER 31                            2000            1999
-----------------------------------------------------------------------------------------------------------------------------
Short-Term Debt:

     Capital lease obligations                                                       $  5.7              $5.9
     Current maturities of long-term debt                                               8.3               3.3
                                                                                    -------            ------
     Total short-term debt                                                            $14.0              $9.2
-----------------------------------------------------------------------------------------------------------------------------

Long-Term Debt:
     Bank notes                                                                    $1,639.0            $755.0
     9.0% senior subordinated notes                                                    46.0             450.0
     6.75% convertible notes                                                          440.2             412.0

     Various Cincinnati Bell Telephone notes                                          290.0             290.0
     7.25% senior secured notes                                                        50.0              50.0
     PSINet forward sale                                                                3.0             133.9
     Capital lease obligations                                                         38.8              37.0
     Other                                                                             --                 8.1
-----------------------------------------------------------------------------------------------------------------------------

     Total long-term debt                                                          $2,507.0          $2,136.0
-----------------------------------------------------------------------------------------------------------------------------

Average balances of short-term debt and related interest rates for the last three years are as follows:

MILLIONS OF DOLLARS                                                                   2000              1999             1998
------------------------------------------------------------------------------------------------------------------------------------
Average amounts of short-term debt
   outstanding during the year*                                                       $12.4            $190.0             $87.5

Maximum amounts of short-term debt
   at any month-end during the year                                                    17.8            $230.0            $185.5


Weighted average interest rate during the year**                                        8.4%              4.9%              5.6%

* Amounts represent the average daily face amount of notes.

** Weighted average interest rates are computed by dividing aggregate related interest expense by the daily average face amount of notes.

BANK NOTES

    In November 1999, the Company obtained a $2.1 billion credit facility from a group of lending institutions. The credit facility consists of $900 million in revolving credit and $750 million in term loans from banking institutions and $450 million in term loans from non-banking institutions. At December 31, 2000, the Company had drawn approximately $1.64 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the Merger. This amount included approximately $404 million borrowed in order to redeem the outstanding 9% Senior Subordinated Notes assumed during the Merger as part of a tender offer. This tender offer was required under the terms of the bond indenture due to the change in control provision. At December 31, 2000, the Company had approximately $460 million in additional borrowing capacity under this facility.

     This facility's financial covenants require that the Company maintain certain debt to EBITDA, debt to total capitalization, senior debt to EBITDA and interest coverage ratios. This facility also contains covenants which, among other things, restrict the Company's ability to incur additional debt, pay dividends, repurchase Company common stock, sell assets or merge with another company.

    The interest rates to be charged on borrowings from this credit facility can range from 100 to 225 basis points above the London Interbank Offering Rate ("LIBOR") and are currently at 175 basis points above LIBOR based on the Company's credit rating. The Company will incur banking fees in association with this credit facility ranging from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility. In 2000, these commitment fees amounted to approximately $3 million.

9% SENIOR SUBORDINATED NOTES

    In 1998, the former IXC issued $450 million of 9% senior subordinated notes due 2008 ("the 9% notes"). The 9% notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness and other liabilities of the Company's subsidiaries. The indenture related to the 9% notes requires the Company to comply with various financial and other covenants and restricts the Company from incurring certain additional indebtedness. In January 2000, $404 million of these 9% notes were redeemed through a tender offer as a result of the change of control terms of the bond indenture. Accordingly, $46 million of the 9% notes remain outstanding at December 31, 2000.

6.75% CONVERTIBLE NOTES

    In July 1999, the Company issued $400 million of 10-year, convertible subordinated debentures to Oak Hill Capital Partners, L.P. These notes are convertible into common stock of the Company at a price of $29.89 per common share at the option of the holder. For as long as this debt is outstanding, these notes bear a coupon rate of 6.75% per annum, with the associated interest expense being added to the debt principal amount. Through December 31, 2000, the Company has recorded approximately $40 million in cumulative interest expense ($28 million was recorded in the current year) and has adjusted the carrying amount of the debt accordingly.

CINCINNATI BELL TELEPHONE NOTES

Cincinnati Bell Telephone has $290 million in corporate bonds outstanding that are guaranteed by its parent company, Broadwing Inc. These bonds are not guaranteed by other subsidiaries of the Company, generally have maturity terms ranging from 30 to 40 years and were issued at various dates from 1962 to 1998. Interest rates on this indebtedness ranges from 4.375% to 7.27%.

7.25% SENIOR SECURED NOTES

In 1993, the Company issued $50 million of 7.25% senior secured notes due 2023 (the "7.25% notes"). The indenture related to these 7.25% notes does not subject the Company to restrictive financial covenants.

PSINET FORWARD SALE

    At December 31, 2000, the Company's total investment in PSINet (including six million shares collateralized by a forward sale agreement) consisted of
20.5 million shares after adjusting for their February 2000 two-for-one stock split. In June and July 1999, Broadwing Communications received approximately $111.8 million representing amounts from a financial institution in connection with two prepaid forward sale contracts on six million shares of the PSINet common stock. This amount is accounted for as notes payable and is collateralized by these six million shares of PSINet common stock owned by the Company.

    Given the significant decline in the value of PSINet common stock during 2000, this liability could be settled for approximately $3 million at December 31, 2000. Accordingly, the Company adjusted the carrying value of this liability to approximately $3 million during the fourth quarter of 2000. On January 25, 2001, the Company settled the forward sale liability for approximately 5.8 million shares of PSINet common stock. The difference between the six million shares collateralized and the 5.8 million shares required to settle the liability were sold in the open market on January 25, 2001, generating a pre-tax gain of approximately $0.5 million.

CAPITAL LEASE OBLIGATIONS

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases" ("SFAS 13"). SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability. The Company had $44 million in total indebtedness relating to capitalized leases as of December 31, 2000, $39 million of which is considered long-term.

Annual maturities of long-term debt and minimum payments under capital leases for the five years subsequent to December 31, 2000 are as follows:

MILLIONS OF DOLLARS                       AT DECEMBER 31                             2000
-----------------------------------------------------------------------------------------------------------------------------
Debentures/Notes
Year of Maturity
2001                                                                                $   --
2002                                                                                  20.0
2003                                                                                  20.0
2004                                                                               1,189.0
2005                                                                                 470.0
THEREAFTER                                                                           766.2
-----------------------------------------------------------------------------------------------------------------------------
     Subtotal                                                                      2,465.2
PSINet forward sale                                                                    3.0
Capital Leases and Other                                                              38.8
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL                                                                        $2,507.0

Interest expense recognized on the Company's debt is as follows:

MILLIONS OF DOLLARS                       YEAR ENDED DECEMBER 31                      2000              1999              1998
-----------------------------------------------------------------------------------------------------------------------------
Interest expense:
     Long-term debt                                                                  $157.1             $55.8             $20.8
     Short-term debt                                                                    1.1               5.4               4.8
     Other                                                                              5.4               0.4              (1.5)
------------------------------------------------------------------------------------------------------------------------------------

         Total                                                                       $163.6             $61.6            $ 24.1
------------------------------------------------------------------------------------------------------------------------------------

    The increase in interest expense on long-term debt is a function of higher average debt levels resulting primarily from the funding of construction of the fiber-optic network and the issuance of $400 million in 6.75% Convertible Notes. Interest on long-term debt is net of the capitalization of $25 million, $4 million and $2 million in interest expense in 2000, 1999 and 1998, respectively. Interest on short-term debt decreased in 2000 due to the retirement of the Company's commercial paper program in August 1999. Other interest expense pertains primarily to capitalized leases, which also increased as a result of the Merger.

    In 1999, costs related to the early extinguishment of Broadwing Communications' debt as a result of the Merger resulted in an extraordinary charge of approximately $7 million, net of taxes. The spin-off of Convergys Corporation in 1998 reduced the borrowing capacity that was needed from the Company's then-existing credit facility and some debt and a portion of that credit facility were retired, resulting in a $1 million extraordinary charge, net of tax.

6. MINORITY INTEREST

MILLIONS OF DOLLARS                         AT DECEMBER 31                           2000              1999
-----------------------------------------------------------------------------------------------------------------------------
     Minority interest consists of:
     12.5% Exchangeable Preferred Stock                                              $421.0            $418.2
     Minority Interest in Cincinnati Bell
       Wireless held by AT&T PCS                                                       10.2              13.1
       Other                                                                            2.6               2.7
------------------------------------------------------------------------------------------------------------------------------------
         Total                                                                       $433.8            $434.0
------------------------------------------------------------------------------------------------------------------------------------

    Broadwing Communications has outstanding approximately 395,000 shares of 12 1/2% Junior Exchangeable Preferred Stock ("12 1/2% Preferreds") that are carried on the Company's balance sheet at $421 million. The 12 1/2% Preferreds are mandatorily redeemable on August 15, 2009 at a price equal to their liquidation preference of $1,000 a share, plus accrued and unpaid dividends. Through November 15, 1999, dividends on the 12 1/2% Preferreds were being effected through additional shares of the 12 1/2% Preferreds. The Company converted to a cash pay option for these dividends on February 15, 2000. Dividends on the 12 1/2% Preferreds are classified as "Minority Interest Expense (Income)" in the Consolidated Statements of Income and Comprehensive Income (Loss) and consisted of $49 million and $3 million in 2000 and 1999, respectively. At the Merger date, and as part of purchase accounting, the 12 1/2% Preferreds were adjusted to a fair market value exceeding the redemption value. As such, the accretion of the difference between the new carrying value and the mandatory redemption value is treated as an offsetting reduction to minority interest expense.

     AT&T PCS maintains a 19.9% ownership in the Company's Cincinnati Bell Wireless LLC ("CBW") subsidiary. The balance is adjusted as a function of AT&T PCS' 19.9% share of the operating income (or loss) of CBW, with an offsetting amount being reflected in the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption "Minority Interest Expense (Income)".

7. COMMON AND PREFERRED SHARES

COMMON SHARES

    The par value of the Company's common shares is $.01 per share. At December 31, 2000 and 1999, common shares outstanding were 215.5 million and
200.9 million, respectively, including the issuance of 69.4 million shares in November 1999 in association with the Merger. In July 1999, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $200 million of common shares of the Company. As of December 31, 2000, common shares outstanding of 215.5 million are net of the repurchase of approximately 7.8 million shares of Company common stock accounted for as if retired. These shares were acquired by the Company at a cost of $145 million.

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

    In connection with the Merger, the Company issued 155,250 shares of 6 3/4% cumulative convertible preferred stock at a par value of $1,000. These shares were subsequently converted into 3,105,000 depository shares bearing a par value of $50 per share. Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 1.44 shares of Company common stock per depository share of 6 3/4% convertible preferred stock. Dividends on the 6 3/4% convertible preferred stock are payable quarterly in arrears in cash or common stock.

    Also in connection with the Merger, the Company issued approximately $100 million (1,074,000 shares) of 7 1/4% junior convertible preferred stock due 2007. Pursuant to the Company's March 21, 2000 redemption offer, these preferred shares were converted into common shares of the Company at a rate of 8.945 common shares for each preferred share, creating approximately 9.5 million additional common shares on April 26, 2000. Approximately 100 preferred shares were redeemed for an immaterial amount of cash in order to complete the Company's obligations related to this preferred stock.

8. EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per common share ("EPS") is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations before extraordinary items and the cumulative effect of a change in accounting principle for the following periods:


SHARES AND DOLLARS
IN MILLIONS (EXCEPT
PER SHARE AMOUNTS)                          YEAR ENDED DECEMBER 31                        2000           1999          1998
---------------------------------------------------------------------------------------------------------------------------
Numerator:
     Income (loss) from continuing operations before
         extraordinary items and cumulative effect of change
         in accounting principle                                                        $(376.5)        $34.6         $78.8
     Preferred stock dividends                                                              8.1           2.1              --
                                                                                      ---------        ------       ---------
     Numerator for EPS and EPS assuming dilution - income
         applicable to common shareowners                                               $(384.6)        $32.5         $78.8
   ---------------------------------------------------------------------------------------------------------------------------------
Denominator:
     Denominator for basic EPS - weighted average common shares                           211.7         144.3         136.0
     Potential dilution:
     Stock options                                                                         --             5.6           1.7
     Stock-based compensation                                                              --              .8            .5
     arrangements
--------------------------------------------------------------------------------------------------------------------------------


     Denominator for diluted EPS per common share                                        211.7           150.7         138.2
------------------------------------------------------------------------------------------------------------------------------------
Basic EPS from continuing operations                                                     $(1.82)           $.23          $.58
------------------------------------------------------------------------------------------------------------------------------------
Diluted EPS from continuing operations                                                   $(1.82)           $.22          $.57
------------------------------------------------------------------------------------------------------------------------------------

    Weighted average common shares outstanding at December 31, 2000 includes a full year of the approximately 69 million shares issued in conjunction with the Merger and the conversion of approximately 1.1 million shares of 7 1/4% convertible preferred stock into approximately 9.5 million shares of the Company's common stock on April 6, 2000. These 9.5 million shares were added to the denominator of the EPS calculation during the second quarter of 2000.

    Because the effect of their inclusion in the EPS calculation would be anti-dilutive, approximately 7.4 million additional shares related to stock options, restricted stock and the assumed conversion of the Company's 6 3/4% convertible preferred stock and 6 3/4% convertible subordinated debentures are not included in the denominator of the EPS calculation. The total number of potential additional shares outstanding related to these securities is approximately 47 million if all stock options currently outstanding were exercised and all convertible securities were to convert.

9. INCOME TAX PROVISION (BENEFIT)

Income tax provision (benefit) consists of the following:

MILLIONS OF DOLLARS                         YEAR ENDED DECEMBER 31                   2000              1999              1998
-----------------------------------------------------------------------------------------------------------------------------
Current:
     Federal                                                                           $0.3             $50.5             $48.9
     State and local                                                                    0.9               6.6               8.0
                                                                                        ---               ---               ---
     Total current                                                                      1.2              57.1              56.9
     Investment tax credits                                                            (0.4)             (1.2)             (1.6)

Deferred:
     Federal                                                                         (132.5)            (21.1)            (12.1)
     State and local                                                                  (33.9)             (3.5)             (0.7)
                                                                                      ------             -----             -----
     Total deferred                                                                  (166.4)            (24.6)            (12.8)
                                                                                     -------            ------            ------
         Total                                                                      $(165.6)            $31.3             $42.5
     ----------------------------------------------------------------------------------------------------------------------------

    Income taxes decreased $197 million in comparison to the prior year as a function of the pre-tax losses from continuing operations that were partially offset by the impact of certain nondeductible expenses such as goodwill amortization and preferred stock dividends treated as minority interest expense.

    The following is a reconciliation of the statutory Federal income tax rate with the effective tax rate for each year:

                                                                                     2000              1999              1998
-----------------------------------------------------------------------------------------------------------------------------
U.S. Federal statutory rate                                                            35.0%             35.0%             35.0%
State and local income taxes, net of federal income tax benefit                         4.0               3.4               3.9
Amortization of non-deductible intangible assets                                       (4.5)              4.9              --
Dividends on preferred stock                                                           (3.1)              3.5              --
Other differences, net                                                                 (0.8)              0.7              (3.9)
                                                                                       -----          -------            -------
EFFECTIVE RATE                                                                         30.6%             47.5%             35.0%
------------------------------------------------------------------------------------------------------------------------------------

     The income tax effects relating to other comprehensive income components were $55 million, $104 million and $0 in 2000, 1999 and 1998, respectively.

     The Company realized an income tax benefit from the exercise of certain stock options in 2000, 1999 and 1998 of $40 million, $14 million and $3 million, respectively. This benefit resulted in a decrease in current income taxes payable and an increase in additional paid in capital.

The components of the Company's deferred tax assets and liabilities are as follows:


MILLIONS OF DOLLARS                         AT DECEMBER 31                           2000              1999
-----------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
     Loss carryforwards                                                              $158.0            $126.2
     Unearned revenues                                                                189.2             193.9
     Investments                                                                       47.8             (90.0)
     Other                                                                            101.1              90.8
                                                                                      -----             -----
     Total deferred tax assets                                                        496.1             320.9
     Valuation allowance                                                               (8.8)             (0.6)
                                                                                       -----         --------
     Net deferred income tax assets                                                  $487.3            $320.3
                                                                                      -----            ------
Deferred tax liabilities:
     Depreciation and amortization                                                   $310.4            $400.8
     Unrealized gain on investments                                                    42.7             101.0
     Other                                                                              8.5               4.6
                                                                                        ---          --------
     Total deferred tax liabilities                                                  $361.6           $ 506.4
                                                                                      -----           -------
     Net deferred tax asset (liability)                                              $125.7           $(186.1)
------------------------------------------------------------------------------------------------------------------------------------

    The Company recorded a net decrease in its deferred tax liabilities of approximately $145 million in 2000 to account for the tax effect of certain purchase accounting adjustments resulting from the Merger, from the unrealized losses on investments (net) and from tax deductions originating from the exercise of employee stock options. The corresponding tax benefit associated with such adjustments was accounted for as a credit to goodwill, other comprehensive income, or additional-paid in capital, and not as a reduction of the deferred income tax provision for the current year.

    Tax loss carryforwards will generally expire between 2005 and 2020. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.

    The Company has recorded a valuation allowance of $8.8 million related to certain tax loss carryforwards due to uncertainty of the ultimate realization of such future benefits in certain state and local taxing jurisdictions.

10. EMPLOYEE BENEFIT PLANS

    PENSIONS AND POSTRETIREMENT PLANS

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

    The Company also provides health care and group life insurance benefits for retirees with a service pension. The Company funds its group life insurance benefits through Retirement Funding Accounts and funds health care benefits using Voluntary Employee Benefit Association ("VEBA") trusts. It is the Company's practice to fund amounts as deemed appropriate from time to time. Contributions are subject to IRS limitations developed using the aggregate cost method. The associated plan assets are primarily equity securities and fixed income investments. The Company recorded an accrued post-retirement benefit liability of approximately $47 million at December 31, 2000.

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

    The following information relates to all Company non-contributory defined-benefit pension plans, post-retirement healthcare, and life insurance benefit plans. Pension and post-retirement benefit costs are as follows:

                                                                                                       POSTRETIREMENT AND
                                                                   PENSION BENEFITS                     OTHER BENEFITS
                                                               ---------------------------         --------------------------
MILLIONS OF DOLLARS       YEAR ENDED DECEMBER 31               2000         1999      1998         2000       1999       1998
--------------------------------------------------------------------------------------------------------------------------------
Service cost (benefits earned during the period)                $5.5        $6.0       $4.8         $1.2       $1.8       $1.5
Interest cost on projected
benefit obligation                                              32.0        30.3       18.1         15.4       14.4       15.3
Expected return on plan assets                                 (43.3)      (37.8)     (23.3)       (11.0)     (10.3)      (9.4)
Settlement gains                                                --          --         --           --         --         --
Curtailment loss                                                 0.1        --          1.4         --         --         --
Amortization of:
     Transition (asset)/obligation                              (2.4)       (2.4)      (1.3)         4.8        4.9        4.9
     Prior service cost                                          2.0         1.5        0.7          0.3        0.3        0.2
     Net (gain)/loss                                            (3.7)        0.3        0.3         (1.0)      (0.3)      (0.2)
--------------------------------------------------------------------------------------------------------------------------------
Actuarial net pension cost (income)                            $(9.8)   $   (2.1)   $   0.7      $   9.7    $  10.8    $  12.3
                                                               ------   ---------   ---------    --------   --------   ---------

Reconciliation of the beginning and ending balance of the plans' funded status were:

                                                                                                          POSTRETIREMENT AND
                                                                   PENSION BENEFITS                         OTHER BENEFITS
                                                                  ---------------------                 ---------------------
MILLIONS OF DOLLARS       YEAR ENDED DECEMBER 31                  2000             1999                 2000             1999
------------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
     Benefit obligation at January 1                             $434.7           $476.5               $201.2          $234.8
         Service cost                                               5.5              6.0                  1.2             1.8
         Interest cost                                             32.0             30.2                 15.4            14.4
         Amendments                                                 1.0              8.9                 --              (0.4)
         Actuarial  (gain) loss                                    14.5            (44.1)                 8.1           (34.1)
         Benefits paid                                            (48.1)           (42.8)               (15.9)          (15.3)
                                                                  ------           ------               -------       ---------
         Benefit obligation at December 31                       $439.6           $434.7               $210.0          $201.2
                                                                 ------           ------               ------          ------

Change in plan assets:
     Fair value of plan assets at January 1                      $666.2           $579.3               $135.3          $127.9
         Actual return on plan assets                             (11.4)           125.0                  1.8             9.3
         Employer contribution                                      4.4              4.7                  7.9            13.4
         Benefits paid                                            (48.1)           (42.8)               (15.9)          (15.3)
                                                                  ------           ------               ------         -------
         Fair value of plan assets at December 31                $611.1           $666.2               $129.1          $135.3
                                                                 ------           ------               ------          ------
Reconciliation to Balance Sheet:
     Funded status                                               $171.4           $231.5               $(80.9)         $(65.9)
     Unrecognized transition asset                                 (9.7)           (12.0)                58.1            62.9
     Unrecognized prior service cost                               25.5             26.6                  2.4             2.7
     Unrecognized net gain                                       (164.0)          (237.1)               (26.3)          (44.6)
------------------------------------------------------------------------------------------------------------------------------------
              Net amount recognized                               $23.2             $9.0               $(46.7)         $(44.9)
------------------------------------------------------------------------------------------------------------------------------------


The combined net prepaid benefit expense consists of:

                                                                                         PENSION BENEFITS
                                                                                         --------------------
MILLIONS OF DOLLARS                 YEAR ENDED DECEMBER 31                               2000            1999
-------------------------------------------------------------------------------------------------------------
Prepaid benefit cost                                                                  $49.7             $42.0
Accrued benefit liability                                                             (32.6)            (39.1)
Intangible asset                                                                        1.1               1.3
Accumulated other comprehensive income                                                  5.0               4.8
                                                                                        ---               ---
     Net amount recognized                                                            $23.2           $   9.0
-------------------------------------------------------------------------------------------------------------


    At December 31, 2000 and 1999, respectively, pension plan assets include $32 million and $51 million in Company common stock.

The following are the weighted average assumptions as of December 31:

                                                             PENSION BENEFITS                            OTHER BENEFITS
                                                     ------------------------------               ---------------------------
AT DECEMBER 31                                       2000          1999        1998               2000        1999       1998
-----------------------------------------------------------------------------------------------------------------------------
Discount rate - projected
     benefit obligation                             7.50%        7.75 %      6.50%               7.50%       7.75 %      6.50%
Expected long-term rate of return
     on Pension and VEBA plan assets                8.25%        8.25 %      8.25%               8.25%       8.25 %      8.25%
Expected long-term rate of return
     on retirement fund account assets                --            --          --               8.00%       8.00%       8.00%
Future compensation growth rate                     4.50%        4.50 %      4.00%               4.50%       4.50%       4.00%
------------------------------------------------------------------------------------------------------------------------------------

    The assumed health care cost trend rate used to measure the post-retirement health benefit obligation at December 31, 2000, was 6.71% and is assumed to decrease gradually to 4.69% by the year 2005. In addition, a one percentage point change in assumed health care cost trend rates would have the following effect on the post-retirement benefit costs and obligation:

MILLIONS OF DOLLARS                                                           1% INCREASE            1% DECREASE
----------------------------------------------------------------------------------------------------------------
2000 service and interest costs                                                $ 0.5                   $ (0.5)
Post-retirement benefit obligation
     at December 31, 2000                                                      $ 7.1                   $ (6.2)


SAVINGS PLANS

    The Company sponsors several defined contribution plans covering substantially all employees. The Company's contributions to the plans are based on matching a portion of the employee contributions or on a percentage of employee earnings or net income for the year. Total Company contributions to the defined contribution plans were $7.2 million, $4.5 million and $4.0 million for 2000, 1999, and 1998, respectively. These amounts exclude $6.8 million in 1998 related to the spin-off of Convergys.

11. STOCK-BASED COMPENSATION PLANS

    During 2000 and in prior years, certain employees of the Company were granted stock options and other stock-based awards under the Company's Long-Term Incentive Plan ("Company LTIP"). Under the Company LTIP, options are granted with exercise prices that are no less than market value of the stock at the grant date. Generally, stock options have ten-year terms and vesting terms of three to five years. There were no Company stock appreciation rights granted or outstanding during the three-year period ended December 31, 2000. The number of shares authorized and available for grant under this plan were approximately 30 million and 4 million, respectively at December 31, 2000.

    Effective December 31, 1998, awards outstanding under the Company LTIP were modified such that, for each Company option or share award, the holder also received a Convergys option or share award pursuant to Convergys' Long-Term Incentive Plan. These Convergys stock options or share awards have the same vesting provisions, option periods and other terms and conditions as the original Company options. In addition, upon completion of the Merger, the historic IXC options were exchanged for Company options with the same vesting provisions, option periods, and other terms and conditions of the original IXC options.

    The Company follows the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), but applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for the issuance of the Company or Convergys options to employees based on the fair value at the grant dates for awards consistent with the method prescribed by SFAS 123, net income and earnings per share would have been impacted as follows:


MILLIONS OF DOLLARS
EXCEPT PER SHARE AMOUNTS                YEAR ENDED DECEMBER 31                       2000            1999         1998
----------------------------------------------------------------------------------------------------------------------
Net income (loss):
     As reported                                                                    $(377.1)         $31.4       $149.9
     Pro forma compensation expense,
     net of tax benefits                                                              (17.8)          (7.8)        (2.1)
     Total pro forma                                                                $(394.9)         $23.6       $147.8
Diluted earnings (loss) per share:
     As reported                                                                      $(1.82)        $  .20       $ 1.08
     Pro forma                                                                        $(1.90)        $  .14       $ 1.06

    The pro forma disclosure for 1998 includes incremental compensation expense based on the difference in the fair value of the replacement options issued at the date of the distribution to employees who held Company options.

    The weighted average fair values at the date of grant for the Company options granted to employees during 2000 and 1999 were $12.75 and $8.40, respectively. Such amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                     2000              1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Expected dividend yield                                                                --            --                1.4%
Expected volatility                                                                  48.9%            48.0%           25.0%
Risk-free interest rate                                                               5.1%             6.4%            5.7%
Expected holding
period -- years                                                                       4                4               4
-----------------------------------------------------------------------------------------------------------------------------

     Presented below is a summary of the status of outstanding Company stock options issued to employees, options issued in the Merger, the issuance of Convergys options to Company option holders at the date of distribution, and related transactions (shares in thousands):

                                                                                                    WEIGHTED AVERAGE
                                                                                     SHARES           EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------------
Company options held by
employees at January 1, 1998                                                        2,664                    $17.16
Granted                                                                               374                    $31.25
Exercised                                                                            (124)                   $12.02
Forfeited/expired                                                                     (80)                   $28.26
-------------------------------------------------------------------------------------------------------------------
Company options held by
employees at December 31, 1998                                                      2,834                    $20.33
Effect of Convergys split                                                           4,450                    $11.61
-------------------------------------------------------------------------------------------------------------------
Company options held by
employees at January 1, 1999                                                        7,284                     $8.72
Options granted in Merger                                                          14,583                    $15.78
Granted to employees                                                               11,341                    $19.38
Exercised                                                                          (3,198)                   $11.57
Forfeited/expired                                                                  (1,308)                   $17.55
-------------------------------------------------------------------------------------------------------------------
Company options held by
Employees at December 31, 1999                                                     28,702                    $15.81
-------------------------------------------------------------------------------------------------------------------
Granted to employees                                                                6,409                    $30.84
Exercised                                                                          (4,745)                   $14.17
Forfeited/expired                                                                  (3,607)                   $22.74
-------------------------------------------------------------------------------------------------------------------
Company options held by
Employees at December 31, 2000                                                     26,759                    $18.54


The following table summarizes the status of Company stock options outstanding and exercisable at December 31, 2000:

SHARES IN THOUSANDS                                    OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                           ---------------------------------------------        --------------------------------
                                             WEIGHTED AVERAGE
RANGE OF                                   REMAINING CONTRACTUAL        WEIGHTED AVERAGE
EXERCISE PRICES                  SHARES         LIFE IN YEARS             EXERCISE PRICE        SHARES            EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------------------
$1.440 to $12.981                  5,307             5.05                 $8.08                 4,497                $  7.49
$12.994 to $16.781                10,384             8.17                $16.19                 2,971                $ 15.50
$17.500 to $25.406                 6,299             8.61                $20.96                 1,946                $ 19.97
$25.450 to $38.406                 4,769             8.90                $32.10                   277                $ 28.53
                                   -----                                                        ------
     TOTAL                        26,759                                 $18.54                 9,691                $ 13.05
----------------------------------------------------------------------------------------------------------------------------

    Restricted stock awards during 2000, 1999 and 1998 were 362,184 shares, 739,250 shares and 320,000 shares, respectively. The weighted average market value of the shares on the grant date were $25.54 in 2000, $17.37 in 1999 and, on a pre-spin-off basis, $32.59, in 1998, respectively. Restricted stock awards generally vest within one to five years. Total compensation expense for restricted stock awards during 2000, 1999, and 1998 was $3.8 million, $5.7 million and, $0.6 million, respectively.

    On January 4, 1999, the Company announced stock option grants to each of its then existing employees (approximately 3,500). According to the terms of this program, stock option grant recipients remaining with the Company until January 4, 2002 can exercise their options to purchase up to 500 common shares each. This plan also includes a provision for option grants to employees hired after the January 4, 1999 grant date, in smaller amounts and at an exercise price based on the month of hire (e.g., employees hired during 2000 receive options to purchase up to 400 common shares of the Company). Grant recipients must exercise their options prior to January 4, 2009. The Company does not expect a significant amount of dilution as a result of this grant.

12. DISCONTINUED OPERATIONS

    On May 23, 2000, the Company completed the sale of its Cincinnati Bell Supply ("CBS") subsidiary. Furthermore, on December 31, 1998, the Company completed the tax-free spin-off of its Convergys subsidiary by distributing shares of Convergys common stock to Company shareowners on a one-for-one basis, resulting in a $521 million reduction in the Company's common shareowners' equity in 1998.

    For 2000 and all prior periods, the consolidated financial statements have been restated to reflect the sale of CBS and the disposition of Convergys as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of CBS and Convergys have been reported as "discontinued operations" in the financial statements.

Summarized financial information for the discontinued operations is as follows:

MILLIONS OF DOLLARS                         YEAR ENDED DECEMBER 31                   2000              1999              1998
------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Revenues                                                                            $ 13.1            $ 29.1           $1,411.0

Income (loss) before income taxes                                                     (0.9)              5.4              123.1
Income tax provision (benefit)                                                        (0.4)              2.0               51.0
                                                                                    ------            ------           --------
Income from operations                                                                (0.5)              3.4               72.1
Gain on sale of discontinued operations, net of tax                                    0.7              --                 --
                                                                                    ------            ------           --------
Net income                                                                          $  0.2            $  3.4           $   72.1
FINANCIAL POSITION
Current assets                                                                      $  0.5             $10.4           $  366.6
Total assets                                                                           0.5              11.0            1,457.3
Current liabilities                                                                    0.1               3.0              698.8
Total liabilities                                                                      0.1               3.1              931.1
Net assets of discontinued operations                                               $  0.4             $ 7.9           $  526.2
-------------------------------------------------------------------------------------------------------------------------------

    Income before income taxes includes allocated interest expense of $33.7 million in 1998. Interest expense was allocated based on the capital structure of Convergys anticipated at the date of distribution and the Company's weighted average interest rates. The effective tax rates for discontinued operations in 2000, 1999 and 1998 were 44%, 37% and 41%, respectively.

    The Company had revenues from Convergys of $10.1 million in 1998 resulting from the provision of communications and other services. Revenues from CBS were immaterial in each of the three years ended December 31, 2000. The Company incurred costs for product purchases from CBS of $0.9 million, $7.9 million and $23.7 million in 2000, 1999 and 1998, respectively. The Company incurred costs of $49.8 million from Convergys in 1998 for billing and customer management services. No such costs were incurred from Convergys in 1999 and 2000 related to discontinued operations.

    The Company and Convergys entered into the Plan of Reorganization and Distribution Agreement ("the Plan") dated July 20, 1998. The Plan provided, among other things, that the Company indemnify Convergys for all liabilities arising from the Company's business and operations and for all contingent liabilities related to the Company's business and operations otherwise assigned to the Company. The Plan provided for the equal sharing of contingent liabilities not allocated to one of the companies. In addition, the Company has a number of other agreements with Convergys regarding federal, state and local tax allocation and sharing, employee benefits, general services, billing and information services provided to the Company by Convergys, and telecommunications support services provided by the Company to Convergys.

13. ADDITIONAL FINANCIAL INFORMATION

BALANCE SHEET

MILLIONS OF DOLLARS                YEAR ENDED DECEMBER 31                       2000             1999      DEPRECIABLE LIVES (YRS.)
-----------------------------------------------------------------------------------------------------------------------------------
PROPERTY PLANT AND EQUIPMENT, NET:
     Land and rights of way                                                $   157.6        $   155.9               0 - 30
     Buildings and leasehold improvements                                      403.7            428.3               5 - 40
     Telephone plant                                                         1,839.7          1,697.2               6 - 29
     Transmission system                                                     1,587.4          1,183.2               5 - 20
     Furniture, fixtures, vehicles, and other                                  132.8            116.2               8 - 15
     Construction in process                                                   509.1            232.0                   --
------------------------------------------------------------------------------------------------------------------------------------
     Subtotal                                                                4,630.3          3,812.8
     Less: Accumulated depreciation                                         (1,664.1)        (1,312.2)
     -------------------------------------------------------------------------------------------------------------------------------
     Property Plant and Equipment, Net                                     $ 2,966.2        $ 2,500.6
------------------------------------------------------------------------------------------------------------------------------------

MILLIONS OF DOLLARS                YEAR ENDED DECEMBER 31                       2000             1999      AMORTIZATION LIVES (YRS.)
------------------------------------------------------------------------------------------------------------------------------------
GOODWILL AND OTHER INTANGIBLES:
Goodwill                                                                   $ 2,211.9        $ 2,240.1               5 - 40
Assembled workforce                                                             24.0             24.0               2 - 4
Installed customer base                                                        399.0            373.0               2 - 20
Other intangibles                                                               76.8             68.1               3 - 40
------------------------------------------------------------------------------------------------------------------------------------
                                                                             2,711.7          2,705.2
Less: Accumulated amortization                                                (139.5)           (25.4)
------------------------------------------------------------------------------------------------------------------------------------

Goodwill and Other Intangibles                                             $ 2,572.2        $ 2,679.8
------------------------------------------------------------------------------------------------------------------------------------

MILLIONS OF DOLLARS                YEAR ENDED DECEMBER 31                     2000             1999
------------------------------------------------------------------------------------------------------------------------------------
OTHER CURRENT LIABILITIES:
Accrued payroll and benefits                                               $    48.9        $    48.9
Accrued interest                                                                21.2             18.8
Accrued restructuring costs                                                      6.5             30.2
Accrued cost of service                                                         67.6             47.7
Other current liabilities                                                      146.3             61.7
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                                 $   290.5        $   207.3
------------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
     Unrealized gain on investments                                        $    85.9        $   170.0
     Additional minimum pension liability                                       (3.2)            (3.1)
------------------------------------------------------------------------------------------------------------------------------------
         Total                                                             $    82.7        $   166.9
------------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS
MILLIONS OF DOLLARS                 YEAR ENDED DECEMBER 31                    2000               1999                 1998
---------------------------------------------------------------------------------------------------------------------------
CASH PAID FOR:
     Interest (net of amount capitalized)                                  $   124.9        $    53.8                $26.8
     Income taxes (net of refunds)                                         $   (36.6)       $    40.2                $81.4
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Common stock, warrants and options
         issued in purchase of business                                    $    --          $ 1,909.0                  --
     Preferred stock dividends                                             $    --          $    12.0                  --
     Accretion of preferred stock                                          $     4.1        $     2.4                  --

14. BUSINESS SEGMENT INFORMATION

    The Company is organized on the basis of products and services. The Company's segments are strategic business units that offer distinct products and services and are aligned with specific subsidiaries of the Company. The Company operates in the four business segments described below.

    The Broadband segment utilizes its advanced optical network consisting of more than 18,000 route miles to provide broadband transport, Internet services and switched long distance. The Broadband segment offers data collocation, information technology consulting, network construction and other services, as well as the leasing of network capacity in the form of IRU agreements. These services are offered nationally through the Company's Broadwing Communications subsidiary.

    The Local Communications segment comprises the operations of the CBT subsidiary which provides local telephone service, network access, data transport, high-speed Internet access, switched long distance and other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana.

    The Wireless segment comprises the operations of the CBW subsidiary, a venture in which the Company owns 80.1% and AT&T PCS Inc. owns the remaining 19.9%. This segment provides advanced digital personal communications and sales of related communications equipment to customers in its Greater Cincinnati and Dayton, Ohio operating areas.

    The Other Communications segment combines the operations of Cincinnati Bell Any Distance (formerly Cincinnati Bell Long Distance, now "CBAD"), Cincinnati Bell Directory ("CBD"), ZoomTown.com ("ZoomTown") and Cincinnati Bell Public Communications Inc. ("Public"). CBAD resells voice long distance service, CBD publishes Yellow Pages directories, ZoomTown provides web hosting and Internet-based services and Public provides public payphone services.

    The Company evaluates performance of its segments based on EBITDA (earnings before interest, taxes, depreciation, amortization, and restructuring and other charges/credits). EBITDA is commonly used in the communications industry to measure operating performance. EBITDA is not intended to represent cash flows for the periods. Because EBITDA is not calculated identically by all companies, the amounts presented for the Company may not be comparable to similarly titled measures of other companies.

    The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, i.e., at current market prices. The accounting policies of the business segments are the same as those described in Accounting Policies (see Note 1). Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense.

MILLIONS OF DOLLARS                 YEAR ENDED DECEMBER 31                     2000             1999                1998
-------------------------------------------------------------------------------------------------------------------------
REVENUES
     Broadband                                                              $  999.7        $   174.6            $   61.0
     Local Communications                                                      793.9            739.9               718.4
     Wireless                                                                  180.0             91.4                 --
     Other Communications                                                      142.2            109.3                90.7
     Intersegment                                                              (65.7)           (13.2)               (8.7)
-------------------------------------------------------------------------------------------------------------------------

     Total                                                                  $2,050.1        $ 1,102.0            $  861.4
-------------------------------------------------------------------------------------------------------------------------

INTERSEGMENT REVENUES
     Broadband                                                              $   34.1        $    --              $    --
     Local Communications                                                       30.2             12.6                 8.0
     Wireless                                                                    1.0             --                   --
     Other Communications                                                        0.4              0.6                 0.7
-------------------------------------------------------------------------------------------------------------------------

     Total                                                                  $   65.7       $     13.2            $    8.7
-------------------------------------------------------------------------------------------------------------------------

EBITDA
     Broadband                                                              $   81.4      $       1.9            $   11.4
     Local Communications                                                      392.5            319.6               247.9
     Wireless                                                                   18.5            (25.6)               (0.8)
     Other Communications                                                        3.6             24.4                25.2
     Corporate and Eliminations                                                  2.0             10.2                 1.3
-------------------------------------------------------------------------------------------------------------------------

     Total                                                                  $  498.0        $   330.5            $  285.0
-------------------------------------------------------------------------------------------------------------------------

ASSETS
     Broadband                                                              $5,000.3         $5,166.0            $     --
     Local Communications                                                      825.0            777.2               735.7
     Wireless                                                                  356.2            268.4               212.1
     Other Communications                                                       85.0             58.6                81.1
     Corporate and Eliminations                                                211.1            235.2                12.9
-------------------------------------------------------------------------------------------------------------------------

     Total                                                                  $6,477.6         $6,505.4            $1,041.8
-------------------------------------------------------------------------------------------------------------------------

CAPITAL ADDITIONS
     Broadband                                                              $  591.7        $   166.1            $    --
     Local Communications                                                      151.9            152.1               134.9
     Wireless                                                                   84.2             55.9                 2.2
     Other Communications                                                       14.9              7.1                 3.8
     Corporate                                                                   1.2             --                   2.5
-------------------------------------------------------------------------------------------------------------------------

     Total                                                                  $  843.9        $   381.2            $  143.4
-------------------------------------------------------------------------------------------------------------------------

DEPRECIATION AND AMORTIZATION
     Broadband                                                              $  305.8       $     52.6            $    3.6
     Local Communications                                                      122.9            113.0               106.2
     Wireless                                                                   21.2             14.3                 --
     Other Communications                                                        9.6              1.0                 0.1
     Corporate                                                                   0.2             --                   1.1
-------------------------------------------------------------------------------------------------------------------------
     Total                                                                  $  459.7        $   180.9            $  111.0
-------------------------------------------------------------------------------------------------------------------------

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    Long-term debt -- the fair value is estimated based on year-end closing market prices of the Company's debt and of similar liabilities. The carrying amounts at December 31, 2000 and 1999 were $2,465 million and $1,957 million, respectively. The estimated fair values at December 31, 2000 and 1999 were $2,374 million and $1,805 million, respectively. Long-term debt also includes the forward sale of six million shares of PSINet common stock, as further described in Note 5. The Company adjusts the carrying amount of this liability based on its settlement value. The carrying amount of this obligation at December 31, 2000 and 1999 was $3 million and $134 million, respectively.

    Convertible preferred stock - the fair value of the 12 1/2% Exchangeable Preferred Stock at December 31, 2000 and 1999, respectively, was $379 million and $436 million, based on the trading value of this item on those dates.

    Interest rate risk management --The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company continuously monitors the ratio of variable to fixed interest rate debt to maximize its total return. As of December 31, 2000, approximately 34% of debt was long-term, fixed-rate debt and approximately 66% were bank loans with variable interest rates. A further discussion of the Company's interest rate risk management policies can be found in Item 7A, "Qualitative and Quantitative Disclosures about Market Risk" on page 42 of this Report on Form 10-K.

16. SUPPLEMENTAL GUARANTOR INFORMATION

    Cincinnati Bell Telephone ("CBT"), a wholly owned subsidiary of the Parent Company, has debt outstanding that is guaranteed by both CBT and the Parent Company. Substantially all of the Parent Company's income and cash flow is generated by its subsidiaries. Generally, funds necessary to meet the Parent Company's debt service obligations are provided by distributions or advances from its subsidiaries.

    The following information sets forth the condensed consolidating balance sheets of the Company as of December 31, 2000 and 1999 and the condensed consolidating statements of income and cash flows for the three years then ended:

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
(IN MILLIONS OF DOLLARS)
                                                                                FOR THE YEAR ENDED DECEMBER 31, 2000
                                                                 -------------------------------------------------------------------
                                                                    PARENT        CBT         OTHER      ELIMINATIONS     TOTAL
                                                                    ------        ---         -----      ------------     -----
Revenues                                                              $    -     $  793.9    $  1,321.9    $    (65.7)    $ 2,050.1
Operating costs and expenses                                            (1.4)       524.2       1,554.8         (66.6)      2,011.0
                                                                 -------------------------------------------------------------------
Operating income                                                         1.4        269.7        (232.9)          0.9          39.1
Interest expense                                                       153.7         22.0          92.8        (104.9)        163.6
Other expense (income), net                                            (57.8)         0.4         369.0         106.0         417.6
                                                                 -------------------------------------------------------------------
Income (loss) before income taxes,
  extraordinary items and cumulative effect of
  change in accounting principle                                       (94.5)       247.3        (694.7)         (0.2)       (542.1)
Income tax provision (benefit)                                         (13.8)        86.6        (238.4)            -        (165.6)
                                                                 -------------------------------------------------------------------
Income (loss) before
  extraordinary items and cumulative effect of
  change in accounting principle                                       (80.7)       160.7        (456.3)         (0.2)       (376.5)
Income from discontinued operations, net                                   -           -             -            0.2           0.2
Extraordinary item, net of tax                                             -           -             -              -            -
Cumulative effect of a change in accounting
  principle, net of tax                                                    -         (0.8)           -              -          (0.8)
                                                                 -------------------------------------------------------------------

  NET INCOME (LOSS)                                                   $(80.7)    $  159.9    $   (456.3)   $        -     $  (377.1)
                                                                 ===================================================================


                                                                                FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                 -------------------------------------------------------------------
                                                                    PARENT        CBT         OTHER      ELIMINATIONS     TOTAL
                                                                    ------        ---         -----      ------------     -----
Revenues                                                            $       -    $  739.9      $  375.3    $    (13.2)      1,102.0
Operating costs and expenses                                             (5.6)      534.3         447.7         (13.1)        963.3
                                                                 -------------------------------------------------------------------
Operating income                                                          5.6       205.6         (72.4)         (0.1)        138.7
Interest expense                                                         35.8        22.8          22.0         (19.0)         61.6
Other expense (income), net                                               1.1        (1.0)         (8.2)         19.3          11.2
                                                                 -------------------------------------------------------------------
Income (loss) before income taxes,
  extraordinary items and cumulative effect of
  change in accounting principle                                        (31.3)      183.8         (86.2)         (0.4)         65.9
Income tax provision (benefit)                                           (7.6)       64.8         (25.9)              -        31.3
                                                                 -------------------------------------------------------------------

Income (loss) before
   extraordinary items and cumulative effect of
   change in accounting principle                                       (23.7)      119.0         (60.3)          (0.4)        34.6
Income from discontinued operations, net                                    -           -             -            3.4          3.4
Extraordinary item, net of tax                                              -           -          (6.6)             -         (6.6)
Cumulative effect of a change in accounting
   principle, net of tax                                                    -           -             -              -            -
                                                                 -------------------------------------------------------------------
  NET INCOME (LOSS)                                                 $   (23.7)   $  119.0      $  (66.9)   $       3.0     $   31.4
                                                                 ===================================================================

                                                                                FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                 ------------------------------------------------------------------
                                                                    PARENT        CBT         OTHER      ELIMINATIONS    TOTAL
                                                                    ------        ---         -----      ------------    -----
Revenues                                                               $   -     $  718.4     $   151.7     $     (8.7)       861.4
Operating costs and expenses                                           (10.8)       576.7         119.7            0.7        686.3
                                                                 ------------------------------------------------------------------
Operating income                                                        10.8        141.7          32.0           (9.4)       175.1
Interest expense                                                        42.8         19.6           1.3          (39.6)        24.1
Other expense (income), net                                            (95.6)         0.1          26.7           98.5         29.7
                                                                 ------------------------------------------------------------------

Income (loss) before income taxes,
  extraordinary items and cumulative
  effect of change in accounting principle                              63.6        122.0           4.0          (68.3)       121.3
Income tax provision (benefit)                                          29.9         40.3           1.6          (29.3)        42.5
                                                                 ------------------------------------------------------------------
Income (loss) before
  extraordinary items and cumulative effect of
  change in accounting principle                                        33.7         81.7           2.4          (39.0)        78.8
Income from discontinued operations, net                                   -            -             -           72.1         72.1
Extraordinary item, net of tax                                          (0.3)        (0.7)            -              -         (1.0)
Cumulative effect of a change in accounting
   principle, net of tax                                                   -            -             -              -           -
                                                                 ------------------------------------------------------------------

  NET INCOME (LOSS)                                                   $ 33.4     $   81.0     $     2.4      $    33.1     $  149.9
                                                                 ==================================================================


CONDENSED CONSOLIDATING BALANCE SHEETS
(IN MILLIONS OF DOLLARS)
                                                                                    DECEMBER 31, 2000
                                                        --------------------------------------------------------------------------
                                                          PARENT        CBT        OTHER     ELIMINATIONS          TOTAL
                                                          ------        ---        -----     ------------          -----
Cash and cash equivalents                                 $     5.8     $     -     $   32.1   $         -              $    37.9
Receivables, net                                                  -       101.4        229.2             -                  330.6
Other current assets                                            5.5        50.6         40.6          (2.5)                  94.2
Intercompany receivables                                    1,429.6           -            -      (1,429.6)                     -
                                                        --------------------------------------------------------------------------
  Total current assets                                      1,440.9       152.0        301.9      (1,432.1)                 462.7
Property, plant and equipment, net                              1.3       619.4      2,345.5             -                2,966.2
Goodwill and other intangibles, net                             1.1        12.8      2,558.3             -                2,572.2
Investments in subsidiaries and other entities              2,874.8           -        253.2      (2,873.1)                 254.9
Deferred charges and other assets                             102.9        40.8        155.8         (78.3)                 221.2
Net assets from discontinued operations                           -           -            -           0.4                    0.4
                                                        --------------------------------------------------------------------------
  TOTAL ASSETS                                            $ 4,421.0     $ 825.0     $5,614.7   $  (4,383.1)             $ 6,477.6
                                                        ==========================================================================

Short-term debt                                           $       -     $   5.7     $    8.3   $         -                $  14.0
Accounts payable                                                9.0        45.9        189.5             -                  244.4
Other current liabilities                                      42.0        91.3        323.5          12.1                  468.9
Intercompany payables                                             -        31.1      1,377.7      (1,408.8)                     -
                                                        --------------------------------------------------------------------------
  Total current liabilities                                    51.0       174.0      1,899.0      (1,396.7)                 727.3
Long-term debt, less current portion                        2,128.8       324.2         54.0             -                2,507.0
Other long-term liabilities                                    74.5        69.8        736.7         (93.0)                 788.0
                                                        --------------------------------------------------------------------------
  Total liabilities                                         2,254.3       568.0      2,689.7      (1,489.7)               4,022.3
Minority interest                                             423.6           -         10.2             -                  433.8
Mezzanine financing                                               -           -        423.6        (423.6)                     -
Shareowners' equity                                         1,743.1       257.0      2,491.2      (2,469.8)               2,021.5
                                                        --------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREOWNERS' EQUITY               $ 4,421.0     $ 825.0     $5,614.7   $  (4,383.1)             $ 6,477.6
                                                        ==========================================================================


                                                                                    DECEMBER 31, 1999
                                                        --------------------------------------------------------------------------
                                                          PARENT        CBT        OTHER     ELIMINATIONS          TOTAL
                                                          ------        ---        -----     ------------          -----
Cash and cash equivalents                                  $   24.6       $   -       $ 56.2   $         -              $    80.8
Receivables, net                                                1.3       103.8        119.4             -                  224.5
Other current assets                                           10.3        40.7         46.7             -                   97.7
Intercompany receivables                                      694.3           -            -        (694.3)                     -
                                                        --------------------------------------------------------------------------
  Total current assets                                        730.5       144.5        222.3        (694.3)                 403.0
Property, plant and equipment, net                              0.1       606.9      1,893.6             -                2,500.6
Goodwill and other intangibles, net                             1.3        10.3      2,664.2           4.0                2,679.8
Investments in subsidiaries and other entities              2,877.5           -        836.5      (2,870.7)                 843.3
Deferred charges and other assets                              39.9        15.5          4.0          11.4                   70.8
Net assets from discontinued operations                           -           -            -           7.9                    7.9
                                                        --------------------------------------------------------------------------
  TOTAL ASSETS                                             $3,649.3     $ 777.2     $5,620.6   $  (3,541.7)             $ 6,505.4
                                                        ==========================================================================

Short-term debt                                            $      -  $      3.3     $    5.9    $        -               $    9.2
Accounts payable                                               16.4        53.2        108.6             -                  178.2
Other current liabilities                                       9.0        92.5        276.1             -                  377.6
Intercompany payables                                             -         8.4        721.0        (729.4)                     -
                                                        --------------------------------------------------------------------------
  Total current liabilities                                    25.4       157.4      1,111.6        (729.4)                 565.0
Long-term debt, less current portion                        1,216.6       322.0        597.4             -                2,136.0
Other long-term liabilities                                    28.4        45.1        924.1          11.4                1,009.0
                                                        --------------------------------------------------------------------------
  Total liabilities                                         1,270.4       524.5      2,633.1        (718.0)               3,710.0
Minority interest                                             418.2           -         15.8             -                  434.0
Mezzanine financing                                           228.6           -        412.2        (412.2)                 228.6
Shareowners' equity                                         1,732.1       252.7      2,559.5      (2,411.5)               2,132.8
                                                        --------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                $3,649.3   $   777.2     $5,620.6     $(3,541.7)              $6,505.4
                                                        ==========================================================================

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(IN MILLIONS OF DOLLARS)
                                                                             FOR THE YEAR ENDED DECEMBER 31, 2000
                                                           ------------------------------------------------------------------------
                                                             PARENT        CBT           OTHER        ELIMINATIONS      TOTAL
                                                             ------        ---           -----        ------------      -----
Cash Flows from operating activities                         $ (45.2)        $ 302.5        $   8.0          $  66.9       $ 332.2
                                                           ------------------------------------------------------------------------
Capital expenditures                                            (1.3)         (151.8)        (690.8)               -        (843.9)
Other investing activities                                       0.3               -          (19.8)               -         (19.5)
                                                           ------------------------------------------------------------------------
Cash Flows from investing activities                            (1.0)         (151.8)        (710.6)               -        (863.4)
                                                           ------------------------------------------------------------------------

Issuance of long-term debt/capital contributions               (33.9)         (150.7)       1,143.2            (74.6)        884.0
Repayment of long-term debt                                        -               -         (404.0)               -        (404.0)
Short-term borrowings, net                                       9.6               -          (11.5)               -          (1.9)
Other financing activities                                      51.7               -          (49.2)               -           2.5
                                                           ------------------------------------------------------------------------
Cash Flows from financing activities                            27.4          (150.7)         678.5            (74.6)        480.6
                                                           ------------------------------------------------------------------------

Cash Flows from discontinued operations                            -               -              -              7.7           7.7
                                                           ------------------------------------------------------------------------

         Increase (decrease) in cash and cash equivalents      (18.8)              -          (24.1)               -         (42.9)

         Beginning cash and cash equivalents                    24.6               -           56.2                -          80.8
                                                           ------------------------------------------------------------------------

         Ending cash and cash equivalents                    $   5.8         $     -        $  32.1          $     -       $  37.9
                                                           ========================================================================

                                                                             FOR THE YEAR ENDED DECEMBER 31, 1999
                                                           ------------------------------------------------------------------------
                                                             PARENT        CBT           OTHER        ELIMINATIONS      TOTAL
                                                             ------        ---           -----        ------------      -----
Cash Flows from operating activities                         $ (75.2)        $ 240.7        $  64.3          $  84.7       $ 314.5
                                                           ------------------------------------------------------------------------
Capital expenditures                                               -          (152.2)        (229.0)               -        (381.2)
Other investing activities                                    (314.9)              -           55.1                -        (259.8)
                                                           ------------------------------------------------------------------------
Cash Flows from investing activities                          (314.9)         (152.2)        (173.9)               -        (641.0)
                                                           ------------------------------------------------------------------------

Issuance of long-term debt/capital contributions               962.7           (88.5)         551.4           (250.6)      1,175.0
Repayment of long-term debt                                        -               -         (387.1)           165.9        (221.2)
Short-term borrowings, net                                    (371.4)              -              -                -        (371.4)
Other financing activities                                    (185.2)              -              -                -        (185.2)
                                                           ------------------------------------------------------------------------
Cash Flows from financing activities                           406.1           (88.5)         164.3            (84.7)        397.2
                                                           ------------------------------------------------------------------------

Cash Flows from discontinued operations                            -               -              -                -             -
                                                           ------------------------------------------------------------------------

         Increase (decrease) in cash and cash equivalents       16.0               -           54.7                -          70.7

         Beginning cash and cash equivalents                     8.6               -            1.5                -          10.1
                                                           -----------------------------------------------------------------------

         Ending cash and cash equivalents                    $  24.6         $     -        $  56.2          $     -       $  80.8
                                                           =======================================================================

                                                                             FOR THE YEAR ENDED DECEMBER 31, 1998
                                                           ------------------------------------------------------------------------
                                                             PARENT        CBT           OTHER        ELIMINATIONS      TOTAL
                                                             ------        ---           -----        ------------      -----
Cash Flows from operating activities                           $ 69.9         $206.5        $(176.1)       $   105.6       $ 205.9
                                                           ------------------------------------------------------------------------
Capital expenditures                                             (2.6)        (134.9)          (5.9)               -        (143.4)
Other investing activities                                     (164.2)          (1.4)             -                -        (165.6)
                                                           ------------------------------------------------------------------------
Cash Flows from investing activities                           (166.8)        (136.3)          (5.9)               -        (309.0)
                                                           ------------------------------------------------------------------------

Issuance of long-term debt/capital contributions                 97.1          (16.3)         183.5           (114.3)        150.0
Repayment of long-term debt                                         -          (53.9)             -              2.7         (51.2)
Short-term borrowings, net                                       54.7              -              -                -          54.7
Other financing activities                                      (54.1)             -              -                -         (54.1)
                                                           ------------------------------------------------------------------------
Cash Flows from financing activities                             97.7          (70.2)         183.5           (111.6)         99.4
                                                           ------------------------------------------------------------------------

Cash Flows from discontinued operations                             -              -              -              6.0           6.0
                                                           ------------------------------------------------------------------------

         Increase (decrease) in cash and cash equivalents         0.8              -            1.5                -           2.3

         Beginning cash and cash equivalents                      7.8              -              -                -           7.8

                                                           ------------------------------------------------------------------------

         Ending cash and cash equivalents                      $  8.6          $   -         $  1.5          $     -       $  10.1
                                                           ========================================================================

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

MILLIONS OF DOLLARS EXCEPT
PER COMMON SHARE AMOUNTS                           1ST               2ND              3RD               4TH              TOTAL
------------------------------------------------------------------------------------------------------------------------------
2000
REVENUES                                          $ 460.2         $  497.8         $  531.2         $    560.9         $2,050.1
EBITDA                                               85.0            129.7            137.3              146.0            498.0
OPERATING INCOME                                    (25.6)            20.7             20.1               24.0             39.1
INCOME FROM:
     CONTINUING OPERATIONS BEFORE
       EXTRAORDINARY ITEM AND
      CUMULATIVE EFFECT OF CHANGE IN
       ACCOUNTING PRINCIPLE                         (55.6)           (29.5)           (23.4)            (267.8)          (376.5)
     DISCONTINUED OPERATIONS                          0.1              0.2              0.1               (0.3)             0.2
     EXTRAORDINARY ITEM AND CUMULATIVE
       EFFECT OF CHANGE IN ACCOUNTING
       PRINCIPLE                                     (0.8)             -                -                  -               (0.8)
NET INCOME                                        $ (56.3)        $  (29.3)        $  (23.3)        $   (268.1)        $ (377.1)
BASIC EARNINGS
     PER COMMON SHARE                             $ (0.28)        $  (0.15)        $  (0.12)        $    (1.26)        $  (1.82)
DILUTED EARNINGS
     PER COMMON SHARE                             $ (0.28)        $  (0.15)        $  (0.12)        $    (1.26)        $  (1.82)
--------------------------------------------------------------------------------------------------------------------------------

MILLIONS OF DOLLARS EXCEPT
PER COMMON SHARE AMOUNTS                           1ST               2ND              3RD               4TH              TOTAL
------------------------------------------------------------------------------------------------------------------------------
1999
Revenues                                           $235.2           $247.1           $255.7            $ 364.0        $ 1,102.0
EBITDA                                               76.3             83.2             90.4               80.5            330.4
Operating Income                                     44.1             50.6             57.1              (13.1)           138.7
Income from:
   Continuing Operations Before
    Extraordinary Item and Cumulative
    Effect of Change in Accounting
    Principle                                        24.0             27.6             25.1              (42.1)            34.6
   Discontinued Operations                            0.7              0.7              0.7                1.3              3.4
   Extraordinary Item and Cumulative
    Effect of Change in Accounting
    Principle                                          -                -                -                (6.6)            (6.6)
Net Income                                        $  24.7           $ 28.3           $ 25.8            $ (47.4)       $    31.4
Basic Earnings
     Per Common Share                             $   .18           $  .21           $  .19            $  (.29)       $     .20
Diluted Earnings
     Per Common Share                             $   .18           $  .20           $  .19            $  (.29)       $     .20
-------------------------------------------------------------------------------------------------------------------------------

    In the first quarter of 2000, the Company incurred a charge of $0.8 million, net of tax, associated with the adoption of SAB 101 and presented as a cumulative effect of change in accounting principle (further described in Note 1). Revenues and expenses appearing in the above table have been restated to reflect the adoption of SAB 101 on January 1, 2000.

    In the fourth quarter of 2000, the Company incurred a pre-tax charge of $405 million in order to write down its portfolio of minority equity investments to market value at December 31, 2000. The Company also recognized approximately $17 million in pre-tax gains resulting from the liquidation of the Company's investment in PurchasePro.com. The net effect of these investment losses reduced earnings per share by $1.08 in the fourth quarter.

    In the fourth quarter of 1999, the extraordinary item was for the early extinguishment of long-term debt associated with the Merger. This reduced net income by approximately $7 million, or $.04 per common share, net of tax. Third quarter 1999 results were restated to reflect an equity share of IXC's losses as part of the step acquisition that began with the acquisition of five million shares of IXC common stock in August 1999 and was finalized on November 9, 1999.

18. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    The Company leases certain facilities and equipment used in its operations. Total rental expenses were approximately $32 million, $23 million and $12 million in 2000, 1999 and 1998, respectively.

    At December 31, 2000, the total minimum annual rental commitments under noncancelable leases are as follows:

                                                                  OPERATING                            CAPITAL
MILLIONS OF DOLLARS                                                 LEASES                             LEASES
-------------------------------------------------------------------------------------------------------------
2001                                                                  $41.3                              $15.2
2002                                                                   23.7                               12.8
2003                                                                   20.5                                9.1
2004                                                                   17.2                                5.7
2005                                                                   12.5                                4.8
Thereafter                                                             52.3                               31.6
--------------------------------------------------------------------------------------------------------------
Total                                                                $167.5                              $79.2
Amount representing interest                                                                              30.6
--------------------------------------------------------------------------------------------------------------
Present value of net minimum lease payments                                                              $48.6
--------------------------------------------------------------------------------------------------------------


COMMITMENTS

    In order to satisfy the contractual commitments that Broadwing has entered into with respect to IRU agreements and network construction projects, approximately 2,700 route miles must be constructed at an approximate cost of $88 million.

    Furthermore, the Company and its Broadwing Communications subsidiary have entered into a purchase commitment with Corvis Corporation, a Columbia, Maryland-based manufacturer of optical network equipment. The agreement specifies that the Company will purchase $200 million in optical network equipment from Corvis Corporation over a two-year period beginning in July 2000. As of December 31, 2000, the Company had satisfied $89 million of this purchase commitment.

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

     In the course of closing the Company's Merger with IXC, the Company became aware of IXC's possible non-compliance with certain requirements under state and federal environmental laws. Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of the IXC facilities and operations and, by letter dated November 9, 1999, disclosed potential non-compliance at the IXC facilities to the U.S. Environmental Protection Agency ("EPA") under the Agency's Self-Policing Policy. The Company made similar voluntary disclosures to various state authorities. The EPA determined that IXC appears to have satisfied the "prompt disclosure" requirement of the Self-Policing Policy for the Company to complete its environmental audit of all IXC facilities and report any violations to the Agency. The Company has filed its preliminary environmental audit report with the EPA and is currently working with the EPA and several state environmental protection agencies to bring the Company into compliance with all applicable regulations, and to develop internal procedures to ensure future compliance.

    The Company believes that the resolution of such matters for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition.

19. SUBSEQUENT EVENTS

    On February 20, 2001, the Company announced a reorganization of the activities of its Cincinnati, Ohio based subsidiaries, including CBT, CBW, CBAD and CBD. The reorganization is intended to create a unified presence for all Cincinnati Bell customers. The reorganization is expected to result in a non-recurring charge of approximately $10 million during the first quarter of 2001.

    Although the Company is restricted as to the sale of its investment in Corvis Corporation, it entered into a forward sale agreement with a financial institution during the first quarter of 2001 in order to effectively hedge
2.4 million shares of this investment. The forward sale will be settled during the third quarter of 2001, resulting in a pre-tax gain of approximately $25 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during the period covered by this report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item regarding directors of Broadwing Inc. can be found in the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, dated March 30, 2001, and incorporated herein by reference.

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

 ITEMS 11 AND 12.  EXECUTIVE COMPENSATION AND SECURITY OWNERSHIP OF CERTAIN
                   BENEFICIAL OWNERS AND MANAGEMENT

    The information required by these items can be found in the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders dated March 30, 2001 and incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not Applicable.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS


    Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.

Exhibit
Number                                  DESCRIPTION
(3)(a)              Amended Articles of Incorporation of Broadwing Inc. (Exhibit
                    (3)(a) to Form 10-Q for the three months ended June 30,
                    2000, File No. 1-8519).



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

(4)(c)(v)           Investment Agreement dated as of July 21, 1999, among
                    Cincinnati Bell, Oak Hill Capital Partners L.P. and certain related parties of Oak Hill (Exhibit 4.9 to Form S-4 filed on September 13, 1999, File No. 1-8519).

(4)(c)(vi)          Indenture dated as of July 21, 1999 among Cincinnati Bell
                    Inc., and The Bank of New York, as Trustee (Exhibit 4.10 to
                    Form S-3 filed on November 10, 1999, File No. 1-8519).

(4)(c)(vii) No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.



(10)(i)(1) Credit Agreement dated as of November 9, 1999, and amended as of January 12, 2000, among Cincinnati Bell and IXCS as the Borrowers, Cincinnati Bell as Parent Guarantor, the Initial Lenders, Initial Issuing Banks and Swing Line
                    Banks named herein, Bank of America, N.A., as Syndication
                    Agent, Citicorp USA, Inc., as Administrative Agent, Credit
                    Suisse First Boston and The Bank of New York, as
                    Co-Documentation Agents, PNC Bank, N.A., as Agent and Salomon
                    Smith Barney Inc. and Banc of America Securities LLC, as
                    Joint Lead Arrangers. (original agreement filed as Exhibit
                    10.1 to Form 8-K, date of report November 12, 1999, File No.
                    1-8519).

(10)(iii)(A)(1)*    Short Term Incentive Plan of Broadwing Inc., as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1)
                    to Form 10-Q for the three months ended June 30, 2000, File
                    No. 1-8519).

(10)(iii)(A)(2)*    Broadwing Inc. Deferred Compensation Plan for Outside
                    Directors, as amended and restated effective July 24, 2000.
                    (Exhibit (10)(iii)(A)(3) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(3)(i)* Broadwing Inc. Pension Program, as amended and restated
                    effective July 24, 2000. (Exhibit (10)(iii)(A)(4) to Form
                    10-Q for the three months ended June 30, 2000, File No.
                    1-8519).

(10)(iii)(A)(3)(ii)* Cincinnati Bell Pension Program, as amended and restated
                     effective March 3, 1997. (Exhibit (10)(iii)(A)(3)(ii) to
                     Form 10-K for 1997, File No. 1-8519).

(10)(iii)(A)(4)*    Broadwing Inc. Executive Deferred Compensation Plan, as
                    amended and restated effective July 24, 2000. (Exhibit
                    (10)(iii)(A)(5) to Form 10-Q for the three months ended June
                    30, 2000, File No. 1-8519).

(10)(iii)(A)(5)*    Broadwing Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1)
                    to Form 10-Q for the three months ended June 30, 2000, File
                    No. 1-8519).

(10)(iii)(A)(6)*    Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee
                    Directors, as revised and restated effective February 1,
                    1999. (Exhibit (10)(iii)(A)(15) to Form 10-K for 1998, File
                    No. 1-8519).

(10)(iii)(A)(7)*    Cincinnati Bell Inc. 1989 Stock Option Plan. (Exhibit
                    (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(8)*    Employment Agreement dated January 1, 1999 between the
                    Company and Richard G. Ellenberger. (Exhibit (10)(iii)(A)(9)
                    to Form 10-K for 1998, File No. 1-8519).

(10)(iii)(A)(9)*    Employment Agreement effective January 1, 1999 between the
                    Company and Kevin W. Mooney. (Exhibit (10)(iii)(A)(ii) to
                    Form 10-K for 1998, File No. 1-8519).

(10)(iii)(A)(10)*   Employment Agreement dated January 1, 1999 between the
                    Company and Thomas E. Taylor. (Exhibit (10)(iii)(A)(12) to
                    Form 10-K for 1998, File No. 1-8519).

(10)(iii)(A)(11)*   Employment Agreement effective April 9, 1999 between the
                    Company and Richard S. Pontin. (Exhibit (10)(iii)(A)(1) to
                    Form 10-Q for the quarter ended June 30, 1999, File No.
                    1-8519).

(10)(iii)(A)(12)*   Employment Agreement dated January 1, 1999 between the
                    Company and John F. Cassidy.




(12)+               Ratio of Earnings to Fixed Charges.

(21)+               Subsidiaries of the Registrant.

(23)+               Consent of Independent Accountants.

(24)+               Powers of Attorney.

+    Filed herewith.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

    Upon request, the Company will furnish a copy of the Proxy Statement to its security holders without charge, portions of which are incorporated herein by reference. The Company will furnish any other exhibit at cost.

REPORTS ON FORM 8-K.

Form 8-K, date of report February 20, 2001, reporting that the Company has reorganized the activities of its Cincinnati-based subsidiaries and would, as a result, be recording a restructuring charge of approximately $10 million in the first quarter of 2001. The Company also announced the appointment of Jeffrey C. Smith as General Counsel and Corporate Secretary, effective immediately.

Form 8-K, date of report March 9, 2001, reporting that the Company's Board of Directors had approved amendments to the Company's insider trading policy to permit its officers, directors and other insiders to enter into trading plans or arrangements for systematic trading in the Company's securities.

    Schedule II

                                 BROADWING INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                              (Millions of Dollars)


                                                                          ADDITIONS
                                                                ------------------------------
                                                 BALANCE AT                          CHARGED                            BALANCE
                                                 BEGINNING        CHARGED TO        TO OTHER                            AT END
                                                 OF PERIOD         EXPENSES         ACCOUNTS         DEDUCTIONS        OF PERIOD
--------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year 2000                                          $ 53.6             $ 67.3          $  1.1(a)         $ 73.0(b)        $ 49.0
Year 1999                                          $ 12.0             $ 21.1          $ 51.6(a)         $ 31.1(b)        $ 53.6
Year 1998                                          $  9.1             $ 18.1          $ 11.0(a)         $ 26.2(b)        $ 12.0

RESERVES RELATED TO
BUSINESS RESTRUCTURING
Year 2000                                          $ 30.2             $   --          $      --         $ 23.7           $  6.5
Year 1999                                          $  0.5             $ 10.9          $ 33.9(c)         $ 15.1           $ 30.2
Year 1998                                          $  5.3             $   --          $      --         $  4.8           $  0.5

DEFERRED TAX
VALUATION ALLOWANCE
Year 2000                                          $  0.6             $   8.8         $     --          $  0.6(d)        $  8.8
Year 1999                                          $  0.6             $    --         $     --          $      --        $  0.6
Year 1998                                          $  0.6             $    --         $     --          $      --        $  0.6

    (a) Primarily includes amounts previously written off which were credited directly to this account when recovered and an allocation of the purchase price for receivables purchased from interexchange carriers. In 1999, amounts include $45.3 million assumed on November 9, 1999 as part of the Merger.

    (b) Primarily includes amounts written off as uncollectible.

    (c) Includes amounts assumed as part of the Merger.

    (d) Includes amount reversed when benefit was realized.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     BROADWING INC.

March 7, 2001                                        By /s/ Kevin W. Mooney
                                                        --------------------
                                                     Kevin W. Mooney
                                                     Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                     TITLE                                         DATE
---------                     -----                                         ----

RICHARD G. ELLENBERGER*       Principal Executive Officer;
---------------------------   President, Chief Executive
Richard G. Ellenberger        Officer and Director


                              Principal Accounting and
KEVIN W. MOONEY*              Financial Officer;
---------------------------   Executive Vice President and Chief
Kevin W. Mooney               Financial Officer

PHILLIP R. COX*               Director
---------------------------
Phillip R. Cox

J. TAYLOR CRANDALL*           Director
---------------------------
J. Taylor Crandall

WILLIAM A. FRIEDLANDER*       Director
---------------------------
William A. Friedlander

KAREN M. HOGUET*              Director
---------------------------
Karen M. Hoguet

JAMES D. KIGGEN*              Chairman of the Board and Director
---------------------------
James D. Kiggen

JOHN T. LAMACCHIA*            Director
---------------------------
John T. LaMacchia

DANIEL J. MEYER*              Director
---------------------------
Daniel J. Meyer


MARY D. NELSON*               Director
---------------------------
Mary D. Nelson

CARL REDFIELD*                Director
---------------------------
Carl Redfield

DAVID B. SHARROCK*            Director
---------------------------
David B. Sharrock

JOHN M. ZRNO*                 Director
---------------------------
John M. Zrno


*By:   /s/ Kevin W. Mooney                                         March 7, 2001
       -------------------
         Kevin W. Mooney
         as attorney-in-fact and on his behalf
         as Chief Financial Officer