Form 10-Q
period 2001-03-31
BROADWING INC
filed 2001-05-15
CIK 716133

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from           to
                                                    ----------  ------


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

         At April 30, 2001, there were 218,081,588 common shares were outstanding.

                                TABLE OF CONTENTS
                          PART I. FINANCIAL INFORMATION


DESCRIPTION                                                                 PAGE
Item 1.    Financial Statements

           Condensed Consolidated Statements of Income and
           Comprehensive Income (Loss) (Unaudited)
           Three Months Ended March 31, 2001 and 2000                         1

           Condensed Consolidated Balance Sheets
           March 31, 2001 (Unaudited) and December 31, 2000                   2

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Three Months Ended March 31, 2001 and 2000                         3

           Notes to Condensed Consolidated Financial Statements               4

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                         16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        29

                           PART II. OTHER INFORMATION

DESCRIPTION                                                                PAGE

Item 1.    Legal Proceedings                                                 30

Item 2.    Changes in Securities and Use of Proceeds                         30

Item 3.    Defaults Upon Senior Securities                                   30

Item 4.    Submission of Matters to a Vote of Security Holders               30

Item 5.    Other Information                                                 30

Item 6.    Exhibits and Reports on Form 8-K                                  31

           Signature                                                         32

Form 10-Q Part I                                                 Broadwing Inc.

   CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
             (Millions of Dollars, Except Per Common Share Amounts)
                                   (Unaudited)

                                                        Three Months
                                                       Ended March 31,
                                                   ----------------------
                                                     2001          2000
                                                   --------      --------
REVENUES
  Broadband                                         $ 296.6      $  212.0
  Local Communications                                205.4         192.8
  Wireless                                             57.1          36.6
  Other Communications                                 39.6          29.5
  Intersegment                                        (20.4)        (10.7)
                                                   --------      --------
     Total revenues                                   578.3         460.2
                                                   --------      --------

COSTS AND EXPENSES
  Cost of providing services and products sold        280.0         217.9
  Selling, general and administrative                 143.6         157.3
  Depreciation                                         99.2          82.5
  Amortization                                         28.5          28.1
  Restructuring charges                                 9.5            --
                                                   --------      --------
    Total costs and expenses                          560.8         485.8
                                                   --------      --------

OPERATING INCOME (LOSS)                                17.5         (25.6)

Gain on investments, net                                2.8           7.3
Minority interest expense                              12.7          10.9
Equity loss in unconsolidated entities                  3.3           2.0
Interest expense                                       42.4          36.4
Other expense, net                                      0.8           0.3
                                                   --------      --------
Loss from continuing operations before income
    taxes and cumulative effect of change in
    accounting principle                              (38.9)        (67.9)

Income tax benefit                                     (4.9)        (12.3)
                                                   --------      --------

Loss from continuing operations before cumulative
    effect of change in accounting principle          (34.0)        (55.6)

Income from discontinued operations, net of taxes        --           0.1
Cumulative effect of change in accounting
    principle, net of taxes                              --          (0.8)
                                                   --------      --------
  NET LOSS                                            (34.0)        (56.3)

Dividends and accretion applicable to preferred
    stock                                               2.6           0.3
                                                   --------      --------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS         $  (36.6)     $  (56.6)
                                                   ========      ========

Other comprehensive income (loss), net of tax:
Unrealized gain on cash flow hedges                    17.0            --
Unrealized loss on investments                        (86.5)        (16.3)
                                                   --------      --------

COMPREHENSIVE LOSS                                 $ (103.5)     $  (72.6)
                                                   ========      ========

BASIC AND DILUTED LOSS PER COMMON SHARE

  Loss from continuing operations before
    cumulative effect of change in
    accounting principle                           $  (0.17)     $  (0.28)
  Income from discontinued operations, net
    of taxes                                             --            --
  Cumulative effect of change in accounting
    principle, net of taxes                              --            --
                                                   --------      --------
  NET LOSS                                         $  (0.17)     $  (0.28)
                                                   ========      ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
(MILLIONS)
    Basic and Diluted                                 216.4         202.3


                       See Notes to Financial Statements.

Form 10-Q Part I                                                Broadwing Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Millions of Dollars, Except Per Share Amounts)

                                                                        (Unaudited)
                                                                          March 31,  December 31,
                                                                            2001        2000
                                                                         ----------  ------------
                                     ASSETS
Current Assets
  Cash and cash equivalents                                              $    34.2   $       37.9
  Receivables, less allowances of $58.3 and $49.0, respectively              362.2          330.6
  Material and supplies                                                       30.7           34.1
  Deferred income tax benefits                                                17.0           16.6
  Prepaid expenses and other current assets                                   43.7           43.5
                                                                         ----------  ------------
          Total current assets                                               487.8          462.7

Property, plant and equipment, net                                         3,053.8        2,966.2
Goodwill and other intangibles, net                                        2,557.3        2,572.2
Investments in other entities                                                115.7          254.9
Deferred income tax benefits                                                 167.2          109.1
Other noncurrent assets                                                      124.9          112.1
Net assets from discontinued operations                                         --            0.4
                                                                         ----------  ------------
          Total Assets                                                   $ 6,506.7   $    6,477.6
                                                                         ==========  ============

                       LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
  Short-term debt                                                        $    53.4   $       14.0
  Accounts payable                                                           247.7          244.4
  Current portion of unearned revenue and customer deposits                   84.9           88.0
  Accrued taxes                                                               85.9           90.4
  Other current liabilities                                                  279.1          290.5
                                                                         ----------  ------------
          Total current liabilities                                          751.0          727.3

Long-term debt, less current portion                                       2,602.1        2,507.0
Unearned revenue, less current portion                                       598.1          611.0
Other long-term liabilities                                                  177.4          177.0
                                                                         ----------  ------------
          Total liabilities                                                4,128.6        4,022.3

Minority interest                                                            434.1          433.8

Commitments and Contingencies

Shareowners' Equity
  6 3/4% Cumulative Convertible Preferred Stock, $.01 par value,
    5,000,000 shares authorized, 155,250 shares issued and
    outstanding at March 31, 2001 and December 31, 2000                      129.4          129.4
  Common shares, $.01 par value; 480,000,000 shares authorized;
    224,684,836 and 222,335,243 shares issued at March 31, 2001
    and December 31, 2000                                                      2.3            2.1
  Additional paid-in capital                                               2,355.3        2,329.5
  Accumulated deficit                                                       (411.1)        (377.1)
  Accumulated other comprehensive income                                      13.2           82.7
  Common stock in treasury, at cost: 7,805,800 shares at
    March 31, 2001 and December 31, 2000                                    (145.1)        (145.1)
                                                                         ----------  ------------

          Total shareowners' equity                                        1,944.0        2,021.5
                                                                         ----------  ------------

Total Liabilities and Shareowners' Equity                                $ 6,506.7   $    6,477.6
                                                                         ==========  ============

                        See Notes to Financial Statements

Form 10-Q Part I                                                  Broadwing Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                        ----------------------
                                                          2001          2000
                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $  (34.0)     $  (56.3)
Less:  income from discontinued operations,
 net of taxes                                                 --          (0.1)
                                                        --------      --------
Net loss from continuing operations                        (34.0)        (56.4)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation                                             99.2          82.5
   Amortization                                             28.5          28.1
   Restructuring and related charges                         9.5            --
   Provision for loss on receivables                        33.2          14.5
   Minority interest                                        12.7          10.9
   Deferred income taxes                                   (20.6)         50.6
   Non-cash interest expense                                 9.0           9.4
   Gain on investments, net                                 (2.8)         (7.3)
   Equity loss in unconsolidated entities                    3.3           2.0
   Tax benefits from employee stock option plans            15.7          20.5
   Other, net                                                2.4           4.4

Changes in operating assets and liabilities:
   Increase in receivables                                 (64.8)        (35.1)
   Decrease in prepaid expenses and in other
     current assets                                          3.3          11.2
   Increase (decrease) in accounts payable                   0.5         (86.1)
   Increase (decrease) in other current liabilities        (23.2)        (49.3)
   Decrease in unearned revenue                            (16.1)         (1.3)
Decrease (increase) in other assets and liabilities, net   (15.3)         23.3
                                                        --------      --------
     Net cash provided by operating activities of
       continuing operations                                40.5          21.9
                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                   (198.4)       (153.5)
   Proceeds from sale of investments                        28.9          15.7
   Payments for investments/acquisitions, net of
     cash acquired                                          (0.3)        (16.0)
   Other, net                                                 --           0.3
                                                        --------      --------
   Net cash used in investing activities of
     continuing operations                                (169.8)       (153.5)
                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term borrowings, net                                1.7           1.9
   Proceeds from forward sale agreement                     42.7            --
   Issuance of long-term debt                               91.0         450.0
   Repayment of long-term debt                              (5.1)       (404.0)
   Issuance of common shares-exercise of stock options       9.9          37.8
   Minority interest dividends paid                        (12.4)        (12.4)
   Preferred stock dividends paid                           (2.6)         (4.5)
                                                        --------      --------
     Net cash provided by financing activities of
       continuing operations                               125.2          68.8
                                                        --------      --------
Net cash provided by discontinued operations                 0.4           0.9
                                                        --------      --------
Net decrease in cash and cash equivalents                   (3.7)        (61.9)
Cash and cash equivalents at beginning of period            37.9          80.8
                                                        --------      --------
Cash and cash equivalents at end of period              $   34.2      $   18.9
                                                        ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
   Income taxes, net of refunds                         $     --      $     --
                                                        ========      ========
   Interest, net of amount capitalized                  $   42.4      $   41.3
                                                        ========      ========
Non-cash investing and financing activities:
   Accretion of preferred stock                         $     --      $    4.2
                                                        ========      ========

                        See Notes to Financial Statements

Form 10-Q Part I                                                Broadwing Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     BASIS OF PRESENTATION

       Broadwing Inc. ("the Company") is organized into four segments that are strategic business units offering distinct products and services and aligned with specific subsidiaries of the Company.

       The Broadband segment utilizes its advanced optical network consisting of more than 18,250 route miles to provide broadband transport, Internet services and long distance. The Broadband segment also offers data collocation, information technology consulting, network construction and other services. As part of broadband transport, the Company leases network capacity in the form of indefeasible right of use ("IRU") agreements. These services are offered nationally through the Company's Broadwing Communications Inc. subsidiary.

       The Local Communications segment comprises the operations of the Cincinnati Bell Telephone Company ("CBT") subsidiary which provides local telephone service, network access, data transport, high-speed Internet access, long distance and other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana.

       The Wireless segment comprises the operations of the Cincinnati Bell Wireless LLC ("CBW") subsidiary, a joint venture in which the Company owns 80.1% and AT&T Wireless Services Inc. owns the remaining 19.9%. This segment provides advanced digital personal communications and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas.

       The Other Communications segment combines the operations of Cincinnati Bell Any Distance ("CBAD"), Cincinnati Bell Directory ("CBD"), ZoomTown.com ("ZoomTown") and Cincinnati Bell Public Communications Inc. ("Public"). CBAD resells voice long distance service, CBD publishes Yellow Pages directories, ZoomTown provides web hosting and Internet-based services and Public provides public payphone services.

       The Company evaluates performance of its segments based on EBITDA (earnings before interest, taxes, depreciation, amortization, and restructuring charges). EBITDA is commonly used in the communications industry to measure operating performance. EBITDA is not intended to represent cash flows for the periods. Because EBITDA is not calculated identically by all companies, the amounts presented for the Company may not be comparable to similarly titled measures of other companies.

       The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period presented. All adjustments are of a normal and recurring nature except for those outlined in Note 2. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The December 31, 2000 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

Form 10-Q Part I                                                Broadwing Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.     RESTRUCTURING AND OTHER CHARGES

       2001 RESTRUCTURING PLAN

       In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati-based subsidiaries, including CBT, CBAD, CBW, Public and CBD in order to create one centralized "Cincinnati Bell" presence for its customers. Total restructuring costs of $9.4 million were recorded in the first quarter and consisted of $2.5 million related to lease terminations and $6.9 million related to involuntary employee separation benefits (including severance, medical and other benefits) for 114 employees. The severance payments are expected to be substantially complete by June 30, 2001. The lease terminations are expected to be complete by March 31, 2002. In total, the Company expects this restructuring plan to result in cash outlays of $8.5 million and non-cash items of $0.9 million. The following table illustrates the activity in this reserve during the first quarter of 2001:

                                                                                                                Balance
       Type of costs (in millions):                   Initial Charge     Expenditures       Adjustments      March 31, 2001
       ---------------------------------              --------------     ------------       -----------      --------------

       Employee separations                               $  6.9            $  2.5           $  --                $ 4.4
       Terminate contractual obligations                     2.5               0.2              --                  2.3
                                                          ------            ------           -------              -----

       Total                                              $  9.4            $  2.7           $  --                $ 6.7
                                                          ======            ======           =======              =====

       1999 RESTRUCTURING PLAN

       In December 1999, the Company initiated a restructuring plan to integrate the operations of the Company and Broadwing Communications, improve service delivery, and reduce the Company's expense structure. Total restructuring costs and impairments of $18.6 million were recorded in 1999 and consisted of $7.7 million related to Broadwing Communications (recorded as a component of the purchase price allocation) and $10.9 million related to the Company (recorded as a cost of operations). The $10.9 million relating to the Company consisted of restructuring and other liabilities in the amount of $9.5 million and related asset impairments in the amount of $1.4 million. The restructuring costs accrued in 1999 included the costs of involuntary employee separation benefits (including severance, medical and other benefits) related to 347 employees primarily involved in customer support, infrastructure and the Company's long distance operations. As of March 31, 2001, all of the employee separations had been completed. The restructuring plans also included costs associated with closing a number of technical and customer support facilities, decommissioning certain switching equipment, and terminating contracts with vendors. The following table illustrates activity in this reserve since December 31, 2000:

                                                         Balance                                                 Balance
       Type of costs (in millions):                 December 31, 2001     Expenditures       Adjustments      March 31, 2001
       ---------------------------------            -----------------     ------------       -----------      --------------

              Employee separations                      $     0.1          $     0.2         $    0.1          $      --
              Facility closure costs                          2.2                0.3               --                1.9
              Relocation                                       --                 --               --                 --
              Other exit costs                                1.5                 --               --                1.5
                                                        ---------          ---------         --------          ---------

              Total                                     $     3.8          $     0.5         $    0.1          $     3.4
                                                        =========          =========         ========          =========

Form 10-Q Part I                                                Broadwing Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       In total, the Company expects these restructuring plans to result in cash outlays of $14.6 million and non-cash items of $3.3 million. Management believes that the remaining balance of $3.4 million at March 31, 2001 is adequate to complete the restructuring plan. Substantially all of the related actions will be completed by June 30, 2001. The adjustment of $0.1 million during the quarter relates to additional severance benefits above the amount initially estimated.

3.     DEBT

       The Company's debt consists of the following:

       Millions of dollars                                    March 31, 2001         December 31, 2000
       -----------------------------------------------------------------------------------------------
       Short-Term Debt:

              Capital lease obligations                        $         6.3               $       5.7
              Corvis forward sale                                       42.7                        --
              Current maturities of long-term debt                       4.4                       8.3
                                                               -------------              ------------
              Total short-term debt                            $        53.4              $       14.0
                                                               =============              ============

       Long-Term Debt:
              Bank notes                                       $    1,730.0               $    1,639.0
              9.0% Senior subordinated notes                           46.0                       46.0
              6.75% Convertible subordinated debentures               447.5                      440.2
              Various Cincinnati Bell Telephone notes                 290.0                      290.0
              7.25% Senior subordinated notes                          50.0                       50.0
              PSINet forward sale                                        --                        3.0
              Capital lease obligations                                38.6                       38.8
                                                               ------------               ------------

       Total long-term debt                                    $    2,602.1               $    2,507.0
                                                               ============               ============

       CAPITAL LEASE OBLIGATIONS

       The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases" ("SFAS 13"). SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability. The Company had $44.9 million in total indebtedness relating to capitalized leases as of March 31, 2001, $38.6 million of which is considered long-term.

       CORVIS FORWARD SALE

       At March 31, 2001, the Company's total investment in Corvis Corporation ("Corvis") consisted of approximately 8 million shares. During the first quarter of 2001, the Company received approximately $42.7 million from a financial institution in connection with a prepaid forward sale contract on 2.6 million shares of the Corvis common stock due in the third quarter of 2001. This amount is accounted for as notes payable and is collateralized by 2.6 million shares of Corvis common stock in the Company's investment portfolio.

Form 10-Q Part I                                                Broadwing Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       BANK NOTES

       In November 1999, the Company obtained a $1.8 billion credit facility from a group of lending institutions that was amended to $2.1 billion in January 2000. The credit facility consists of $900 million in revolving credit, $750 million in term loans from banking institutions and $450 million in term loans from non-banking institutions. At March 31, 2001, the Company had drawn approximately $1,730 million from the credit facility in order to refinance its existing debt and debt assumed as part of the merger with IXC Communications Inc. ("IXC"), as well as to provide for additional financing needs. Accordingly, the Company has approximately $370 million in additional borrowing capacity under this facility as of March 31, 2001. The facility's financial covenants require that the Company maintain certain debt to EBITDA, senior secured debt to EBITDA, debt to capitalization, and interest coverage ratios. The facility also contains covenants which, among other things, restrict the Company's ability to incur additional debt, pay dividends, repurchase Company common stock, sell assets or merge with another company.

       The interest rates charged on borrowings from this credit facility can range from 100 to 225 basis points above the London Interbank Offering Rate ("LIBOR"), and are currently at 175 to 225 basis points above LIBOR based on the Company's credit rating. The Company will incur banking fees in association with this credit facility ranging from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

       9% SENIOR SUBORDINATED NOTES

       In 1998, the former IXC issued $450 million of 9% senior subordinated notes due 2008 ("the 9% notes"). The 9% notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness and other liabilities of the Company's subsidiaries. The indenture related to the 9% notes requires Broadwing Communications to comply with various financial and other covenants and restricts Broadwing Communications from incurring certain additional indebtedness. In January 2000, $404 million of these 9% notes were redeemed through a tender offer as a result of the change of control terms of the bond indenture. Accordingly, $46 million of the 9% notes remain outstanding at March 31, 2001.

       6.75% CONVERTIBLE SUBORDINATED DEBENTURES

       In July 1999, the Company issued $400 million of 10-year, convertible subordinated debentures to Oak Hill Capital Partners, L.P. These notes are convertible into common stock of the Company at a price of $29.89 per common share at the option of the holder. For as long as this debt is outstanding, these notes bear a coupon rate of 6.75% per annum, with the associated interest expense being added to the debt principal amount. Through March 31, 2001 and since inception, the Company has recorded $47.5 million in interest expense and has adjusted the carrying amount of the debt accordingly. During the three months ended March 31, 2001 and 2000, the Company recorded interest expense of approximately $7 million related to these debentures.

       CINCINNATI BELL TELEPHONE NOTES

       CBT has $290 million in corporate bonds outstanding that are guaranteed by its parent company, Broadwing Inc. (the "Parent Company"). These bonds, which are not guaranteed by other subsidiaries of the Company, generally have maturity terms ranging from 30 to 40 years and were issued at various dates from 1962 to 1998. Interest rates on this indebtedness ranges from 4.375% to 7.27%.

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

       PSINET FORWARD SALE

       In June and July 1999, Broadwing Communications received approximately $111.8 million representing amounts from a financial institution in connection with two prepaid forward sale contracts on six million shares of the PSINet common stock. This amount was accounted for as notes payable and was collateralized by six million shares of PSINet common stock owned by the Company. Given the significant decline in the value of PSINet common stock during 2000, this liability could be settled for approximately $3 million at December 31, 2000. Accordingly, the Company adjusted the carrying value of this liability to approximately $3 million during the fourth quarter of 2000.

       During the first quarter of 2001, the Company settled the forward sale liability for approximately 5.8 million shares of PSINet common stock. The difference between the six million shares collateralized and the 5.8 million shares required to settle the liability were sold in the open market, generating a pretax gain of $0.5 million.

4.     FINANCIAL INSTRUMENTS

       The Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") on January 1, 2001. SFAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. Fair values are determined based on quoted market prices of comparable instruments, if available, or on pricing models using current assumptions. On the date the financial instrument is entered into, the Company designates it as either a fair value or cash flow hedge.

       Upon adoption of SFAS 133 on January 1, 2001, offsetting transition adjustments were reclassified from other comprehensive income to net income related to the PSINet forward sale and the underlying 6 million shares of PSINet further described in Note 3 of the Notes to Condensed Consolidated Financial Statements. Accordingly, there was no net cumulative effect adjustment to either net income or other comprehensive income.

       As of March 31, 2001, the Company's derivative contracts have been determined to be highly effective. Unrealized gains and losses of highly effective cash flow hedges are recorded in other comprehensive income until the underlying transaction is executed.

       INTEREST RATE CONTRACTS

       From time to time the Company enters into interest rate swap agreements with the intent of managing its exposure to interest rate risk. Interest rate swap agreements are contractual agreements between two parties for the exchange of interest payment streams on a notional principal amount and agreed upon fixed or floating rate, for a defined time period. These agreements are hedges against debt obligations related to the Company's $2.1 billion credit facility. Gains and losses from the interest rate swaps are recognized as an adjustment to interest expense. The interest rate swap agreements currently in place expire between 2002 and 2003. At March 31, 2001, the interest rate swaps were a liability with an immaterial fair value.

Form 10-Q Part I                                                Broadwing Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       MARKETABLE EQUITY FORWARD CONTRACTS

       From time to time the Company enters into forward contracts on the sale of marketable equity securities with the intent of managing its exposure to fluctuations in U.S. equity markets. Forward contracts are contractual agreements between two parties for the sale of borrowed shares to be settled by delivery of the equivalent number of shares owned by the Company, at an agreed upon future date.

       As of March 31, 2001 the Company had entered into a forward contract for the sale of up to 4 million shares of its investment in Corvis. The contract is intended to hedge a portion of the Company's investment in Corvis, which totaled 8 million shares with a market value of approximately $83 million as of March 31, 2001. The unrealized pre-tax gain of approximately $26 million associated with this contract is recorded in other comprehensive income, and will be recognized upon settlement of the contract during the third quarter of 2001.

       The PSINet forward sale was settled during the first quarter of 2001. See a detailed discussion in Note 3 of the "Notes to Condensed Consolidated Financial Statements."

5.     EARNINGS (LOSS) PER COMMON SHARE

       Basic earnings (loss) per common share ("EPS") is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations before the cumulative effect of a change in accounting principle for the following periods:

         Shares and dollars in millions                                            March 31,    March 31,
         (except per share amounts)                 Three months ended               2001          2000
         ---------------------------------------------------------------------------------------------------
         Numerator:
              Net loss from continuing operations before
                cumulative effect of change in accounting principle                 $ (34.0)      $ (55.6)
              Preferred stock dividends                                                 2.6           0.3
                                                                                    -------       -------
              Numerator for EPS and EPS assuming dilution -
                income applicable to common shareowners                             $ (36.6)      $ (55.9)
                                                                                    =======       =======
         Denominator:
              Denominator for basic EPS - weighted average
                common shares                                                         216.4         202.3

              Potential dilution:
              Stock options                                                              --            --
              Stock-based compensation arrangements                                      --            --
                                                                                    -------       -------
              Denominator for diluted EPS per common share                            216.4         202.3
                                                                                    =======       =======
         Basic and Diluted EPS from continuing operations                           $ (0.17)      $ (0.28)
                                                                                    =======       =======

Form 10-Q Part I                                                Broadwing Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       Because the effect of their inclusion in the EPS calculation would be anti-dilutive, approximately 7.5 million additional shares related to stock options, restricted stock and the assumed conversion of the Company's 6 3/4% convertible preferred stock and 6 3/4% convertible subordinated debentures are not included in the denominator of the EPS calculation. The total number of potential additional shares outstanding related to these securities is approximately 50 million if all stock options currently outstanding were exercised and all convertible securities were to convert.

6.     BUSINESS SEGMENT INFORMATION

       The Broadband segment utilizes its advanced optical network consisting of more than 18,250 route miles to provide broadband transport, Internet services and long distance. The Broadband segment also offers data collocation, information technology consulting, network construction and other services, as well as the leasing of network capacity in the form of IRU agreements. These services are offered nationally through the Company's Broadwing Communications Inc. subsidiary.

       The Local Communications segment comprises the operations of the Cincinnati Bell Telephone Company ("CBT") subsidiary which provides local telephone service, network access, data transport, high-speed Internet access, long distance and other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana.

       The Wireless segment comprises the operations of the Cincinnati Bell Wireless LLC ("CBW") subsidiary, a joint venture in which the Company owns 80.1% and AT&T Wireless Services Inc. owns the remaining 19.9%. This segment provides advanced digital personal communications and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas.

       The Other Communications segment combines the operations of Cincinnati Bell Any Distance ("CBAD"), Cincinnati Bell Directory ("CBD"), ZoomTown.com ("ZoomTown") and Cincinnati Bell Public Communications Inc. ("Public"). CBAD resells voice long distance service, CBD publishes Yellow Pages directories, ZoomTown provides web hosting and Internet-based services and Public provides public payphone services.

       Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. The Company's business segment information is as follows:

Form 10-Q Part I                                                Broadwing Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                                  (Unaudited)
                                                                                 Three Months
       Millions of Dollars                                                      Ended March 31,
       -------------------                                               -----------------------------
                                                                           2001                2000
                                                                         ---------          ---------
       REVENUES
         Broadband                                                       $   296.6          $   212.0
         Local Communications                                                205.4              192.8
         Wireless                                                             57.1               36.6
         Other Communications                                                 39.6               29.5
         Intersegment                                                        (20.4)             (10.7)
                                                                         ---------          ---------
                                                                         $   578.3          $   460.2
                                                                         =========          =========
       INTERSEGMENT REVENUES
         Broadband                                                       $    12.0          $     4.7
         Local Communications                                                  8.0                5.8
         Wireless                                                              0.3                 --
         Other Communications                                                  0.1                0.2
                                                                         ---------          ---------
                                                                         $    20.4          $    10.7
                                                                         =========          =========
       EBITDA
         Broadband                                                       $    33.1          $    (2.2)
         Local Communications                                                104.4               90.5
         Wireless                                                             14.7                1.6
         Other Communications                                                  4.4               (4.4)
         Corporate and Eliminations                                           (1.9)              (0.5)
                                                                         ---------          ---------
                                                                         $   154.7          $    85.0
                                                                         =========          =========
       ASSETS (AT MARCH 31, 2001 AND DECEMBER 31, 2000)
         Broadband                                                       $ 5,084.6          $ 5,004.2
         Local Communications                                                829.8              848.7
         Wireless                                                            350.2              343.4
         Other Communications                                                 66.0               83.3
         Corporate and Eliminations                                          176.1              198.0
                                                                         ---------          ---------
                                                                         $ 6,506.7          $ 6,477.6
                                                                         =========          =========
       CAPITAL ADDITIONS
         Broadband                                                       $   150.3          $    88.9
         Local Communications                                                 32.1               43.9
         Wireless                                                              9.7               18.0
         Other Communications                                                  6.1                2.7
         Corporate and Eliminations                                            0.2                 --
                                                                         ---------          ---------
                                                                         $   198.4          $   153.5
                                                                         =========          =========
       DEPRECIATION AND AMORTIZATION
         Broadband                                                       $    86.9          $    74.8
         Local Communications                                                 32.8               29.4
         Wireless                                                              5.9                4.5
         Other Communications                                                  2.1                1.9
         Corporate and Eliminations                                             --                 --
                                                                         ---------          ---------
                                                                         $   127.7          $   110.6
                                                                         =========          =========

Form 10-Q Part I                                                Broadwing Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.     SUPPLEMENTAL GUARANTOR INFORMATION

       CBT, a wholly owned subsidiary of the Parent Company, has debt outstanding that is guaranteed by both CBT and the Parent Company. Substantially all of the Parent Company's income and cash flow is generated by its subsidiaries. Generally, funds necessary to meet the Parent Company's debt service obligations are provided by distributions or advances from its subsidiaries.

       The following information sets forth the condensed consolidating balance sheets of the Company as of March 31, 2001 and December 31, 2000 and the condensed consolidating statements of income (loss) and cash flows for the periods ended March 31, 2001 and 2000.

Form 10-Q Part I                                                Broadwing Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
(IN MILLIONS OF DOLLARS)

                                                               For the quarter ended March 31, 2001
                                                 ---------------------------------------------------------------
                                                  Parent      CBT         Other       Eliminations       Total
                                                 -------   ---------    ---------     ------------      --------
Revenues                                         $     -   $   205.4    $   393.3     $    (20.4)       $  578.3
Operating costs and expenses                         4.0       140.5        436.7          (20.4)          560.8
                                                 ---------------------------------------------------------------
Operating income                                    (4.0)       64.9        (43.4)             -            17.5

Interest expense                                    44.3         5.5         24.7          (32.1)           42.4
Other expense (income), net                        (19.8)        0.5          1.2           32.1            14.0
                                                 ---------------------------------------------------------------

Income (loss) before income taxes
  and cumulative effect of change
  in accounting  principle                         (28.5)       58.9        (69.3)             -           (38.9)
Income tax provision (benefit)                      (8.3)       21.1        (17.7)             -            (4.9)
                                                 ---------------------------------------------------------------
Income (loss) before cumulative effect of
  change in accounting principle                   (20.2)       37.8        (51.6)             -           (34.0)
Income from discontinued operations, net               -           -            -              -               -
Cumulative effect of change in accounting
  principle, net of tax                                -           -            -              -               -
                                                 ---------------------------------------------------------------

  Net income (loss)                              $ (20.2)  $    37.8    $   (51.6)    $        -        $  (34.0)
                                                 ===============================================================

                                                                For the quarter ended March 31, 2000
                                                 ---------------------------------------------------------------
                                                  Parent      CBT         Other       Eliminations       Total
                                                 -------   ---------    ---------     ------------      --------
Revenues                                         $     -   $   192.8    $   278.1     $    (10.7)       $  460.2
Operating costs and expenses                         0.4       131.8        364.3          (10.7)          485.8
                                                 ---------------------------------------------------------------
Operating income                                    (0.4)       61.0        (86.2)             -           (25.6)

Interest expense                                    32.9         5.7         18.0          (20.2)           36.4
Other expense (income), net                         (8.1)        0.3         (6.6)          20.3             5.9
                                                 ---------------------------------------------------------------
Income (loss) before income taxes
  and cumulative effect of change
  in accounting principle                          (25.2)       55.0        (97.6)          (0.1)          (67.9)
Income tax provision (benefit)                       1.2        19.2        (32.7)             -           (12.3)
                                                 ---------------------------------------------------------------
Income (loss) before cumulative
  effect of change in accounting
  principle                                        (26.4)       35.8        (64.9)          (0.1)          (55.6)
Income from discontinued operations, net               -           -            -            0.1             0.1
Cumulative effect of change in
  accounting principle, net of tax                     -        (0.8)           -              -            (0.8)
                                                 ---------------------------------------------------------------

  Net income (loss)                              $ (26.4)  $    35.0    $   (64.9)    $        -        $  (56.3)
                                                 ===============================================================

Form 10-Q Part I                                                Broadwing Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
(IN MILLIONS OF DOLLARS)

                                                                         March 31, 2001
                                                 ---------------------------------------------------------------
                                                  Parent      CBT         Other       Eliminations       Total
                                                 -------   ---------    ---------     ------------      --------
Cash and cash equivalents                        $  20.1   $       -    $    14.1     $        -        $   34.2
Receivables, net                                     0.1        97.2        264.9              -           362.2
Other current assets                                 8.9        50.8         33.9           (2.2)           91.4
Intercompany receivables                         1,483.6           -            -       (1,483.6)              -
                                                 ---------------------------------------------------------------
  Total current assets                           1,512.7       148.0        312.9       (1,485.8)          487.8
Property, plant and equipment, net                   1.4       608.3      2,444.1              -         3,053.8
Goodwill and other intangibles, net                  1.1        25.2      2,531.0              -         2,557.3
Investments in subsidiaries and other
  entities                                       2,878.3           -        114.5       (2,877.1)          115.7
Deferred charges and other assets                  101.4        55.2        178.7          (43.2)          292.1
Net assets from discontinued operations                -           -            -              -               -
                                                 ---------------------------------------------------------------
  TOTAL ASSETS                                   4,494.9       836.7      5,581.2       (4,406.1)        6,506.7
                                                 ===============================================================
Short-term debt                                        -         6.3         47.1              -            53.4
Accounts payable                                     8.0        40.5        199.2              -           247.7
Other current liabilities                           14.2       113.0        310.9           11.8           449.9
Intercompany payables - current                        -        27.6            -          (27.6)              -
                                                 ---------------------------------------------------------------
  Total current liabilities                         22.2       187.4        557.2          (15.8)          751.0
Long-term debt, less current portion             2,227.1       324.7         50.3              -         2,602.1
Other long-term liabilities                         76.2        70.7        685.9          (57.3)          775.5
Intercompany payables - noncurrent                     -           -      1,456.5       (1,456.5)              -
                                                 ---------------------------------------------------------------
  Total liabilities                              2,325.5       582.8      2,749.9       (1,529.6)        4,128.6
Minority interest                                  422.8           -         11.3              -           434.1
Mezzanine financing                                    -           -        422.8         (422.8)              -
Shareowners' equity                              1,746.6       253.9      2,397.2       (2,453.7)        1,944.0
                                                 ---------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREOWNERS' EQUITY      4,494.9       836.7      5,581.2       (4,406.1)        6,506.7
                                                 ===============================================================

                                                                       December 31, 2000
                                                 ---------------------------------------------------------------
                                                  Parent      CBT         Other       Eliminations       Total
                                                 -------   ---------    ---------     ------------      --------
Cash and cash equivalents                        $   5.8   $       -    $    32.1     $        -        $   37.9
Receivables, net                                       -       101.4        229.2                          330.6
Other current assets                                 5.5        50.6         40.6           (2.5)           94.2
Intercompany receivables                         1,429.6           -            -       (1,429.6)              -
                                                 ---------------------------------------------------------------
  Total current assets                           1,440.9       152.0        301.9       (1,432.1)          462.7
Property, plant and equipment, net                   1.3       619.4      2,345.5              -         2,966.2
Goodwill and other intangibles, net                  1.1        12.8      2,558.3              -         2,572.2
Investments in subsidiaries and other
   entities                                      2,874.8           -        253.2       (2,873.1)          254.9
Deferred charges and other assets                  102.9        40.8        155.8          (78.3)          221.2
Net assets from discontinued operations                -           -            -            0.4             0.4
                                                 ---------------------------------------------------------------
  TOTAL ASSETS                                   4,421.0       825.0      5,614.7       (4,383.1)        6,477.6
                                                 ===============================================================

Short-term debt                                        -         5.7          8.3              -            14.0
Accounts payable                                     9.0        45.9        235.4              -           290.3
Other current liabilities                           42.0        91.3        277.6           12.1           423.0
Intercompany payables - current                        -        31.1            -          (31.1)              -
                                                 ---------------------------------------------------------------
  Total current liabilities                         51.0       174.0        521.3          (19.0)          727.3
Long-term debt, less current portion             2,128.8       324.2         54.0              -         2,507.0
Other long-term liabilities                         74.5        69.8        736.7          (93.0)          788.0
Intercompany payables - noncurrent                     -           -      1,377.7       (1,377.7)              -
                                                 ---------------------------------------------------------------
  Total liabilities                              2,254.3       568.0      2,689.7       (1,489.7)        4,022.3
Minority interest                                  423.6           -         10.2              -           433.8
Mezzanine financing                                    -           -        423.6         (423.6)              -
Shareowners' equity                              1,743.1       257.0      2,491.2       (2,469.8)        2,021.5
                                                 ---------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREOWNERS' EQUITY      4,421.0       825.0      5,614.7       (4,383.1)        6,477.6
                                                 ===============================================================


Form 10-Q Part I                                                Broadwing Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(IN MILLIONS OF DOLLARS)
                                                                 For the quarter ended March 31, 2001
                                                 ---------------------------------------------------------------
                                                  Parent      CBT         Other       Eliminations       Total
                                                 -------   ---------    ---------     ------------      --------
Cash Flows from operating activities             $ (11.7)  $    75.4    $   (23.2)    $        -        $   40.5
                                                 ---------------------------------------------------------------
Capital expenditures                                (0.2)      (32.1)      (166.1)             -          (198.4)
Other investing activities                             -           -         28.6              -            28.6
                                                 ---------------------------------------------------------------
Cash Flows from investing activities                (0.2)      (32.1)      (137.5)             -          (169.8)
                                                 ---------------------------------------------------------------
Issuance of long-term debt/capital contributions    19.0       (44.5)       116.9           (0.4)           91.0
Repayment of long-term debt                            -           -         (5.1)             -            (5.1)
Short-term borrowings and capital leases, net          -         1.2         43.2              -            44.4
Issuance of common shares - exercise of
  stock options                                      9.9           -            -              -             9.9
Other financing activities                          (2.6)          -        (12.4)             -           (15.0)
                                                 ---------------------------------------------------------------
Cash Flows from financing activities                26.3       (43.3)       142.6           (0.4)          125.2
                                                 ---------------------------------------------------------------
Cash Flows from discontinued operations                -           -            -            0.4             0.4
                                                 ---------------------------------------------------------------
         Increase (decrease) in cash and
           cash equivalents                         14.4           -        (18.1)             -            (3.7)
         Beginning cash and cash equivalents         5.7           -         32.2              -            37.9
                                                 ---------------------------------------------------------------
         Ending cash and cash equivalents        $  20.1   $       -    $    14.1     $        -        $   34.2
                                                 ===============================================================

                                                                  For the quarter ended March 31, 2000
                                                 ---------------------------------------------------------------
                                                  Parent      CBT         Other       Eliminations       Total
                                                 -------   ---------    ---------     ------------      --------
Cash Flows from operating activities             $  (7.4)  $    90.4    $   (61.1)    $        -        $   21.9
                                                 ---------------------------------------------------------------
Capital expenditures                                   -       (43.9)      (109.6)             -          (153.5)
Other investing activities                           0.3           -         (0.3)             -               -
                                                 ---------------------------------------------------------------
Cash Flows from investing activities                 0.3       (43.9)      (109.9)             -          (153.5)
                                                 ---------------------------------------------------------------
Issuance of long-term debt/capital
  contributions                                    (50.8)      (31.7)       532.5              -           450.0
Repayment of long-term debt                         (0.8)          -       (404.0)           0.8          (404.0)
Short-term borrowings, net                             -           -            -              -               -
Issuance of common shares - exercise of
  stock options                                     37.8           -            -              -            37.8
Other financing activities                          (4.5)        2.1        (10.9)          (1.7)          (15.0)
                                                 ---------------------------------------------------------------
Cash Flows from financing activities               (18.3)      (29.6)       117.6           (0.9)           68.8
                                                 ---------------------------------------------------------------
Cash Flows from discontinued operations                -           -            -            0.9             0.9
                                                 ---------------------------------------------------------------
         Increase (decrease) in cash and
           cash equivalents                        (25.4)       16.9        (53.4)             -           (61.9)
         Beginning cash and cash equivalents        43.8       (16.9)        53.9              -            80.8
                                                 ---------------------------------------------------------------
         Ending cash and cash equivalents        $  18.4   $       -    $     0.5     $        -        $   18.9
                                                 ===============================================================

8.   CONTINGENCIES

     In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

     In the course of closing the Company's merger with IXC, the Company became aware of IXC's possible non-compliance with certain requirements under state and federal environmental laws. Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of the former IXC facilities and operations and, by letter dated

Form 10-Q Part I                                                Broadwing Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     November 9, 1999, disclosed potential non-compliance at the former IXC facilities to the U.S. Environmental Protection Agency ("EPA") under the Agency's Self-Policing Policy. The Company made similar voluntary disclosures to various state authorities. The EPA determined that IXC appears to have satisfied the "prompt disclosure" requirement of the Self-Policing Policy for the Company to complete its environmental audit of all former IXC facilities and report any violations to the Agency. The Company has filed its preliminary environmental audit report with the EPA and is currently working with the EPA and several state environmental protection agencies to bring the Company into compliance with all applicable regulations, and to develop internal procedures to ensure future compliance.

     The Company believes that the resolution of such matters for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition.

9.   RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective January 1, 2001, the Company adopted SFAS 133. The adoption of SFAS 133 did not have a material effect on the Company's financial position or results of operations. The Company does not invest in derivatives for trading purposes, nor does it enter into interest rate transactions for speculative purposes. See Note 4 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of the Company's derivative instruments.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In SAB 101, the SEC Staff expressed its views regarding the appropriate recognition of revenue with respect to a variety of circumstances, some of which are of particular relevance to the Company. As required, the Company adopted SAB 101 in the fourth quarter of 2000 and modified its revenue recognition policies retroactive to January 1, 2000 to recognize service activation revenues and associated direct incremental costs over their respective customer lives. As a result, the previously reported quarterly results have been restated. The adoption of this accounting change resulted in a one-time, non-cash, after-tax charge of $0.8 million in the first quarter of 2000, having virtually no effect on reported earnings per share in the first quarter of 2000. In the first quarter of 2001, the Company recognized $2.5 million in additional revenues and $2.3 million in incremental direct expenses pertaining to amounts included in the cumulative effect adjustment for SAB 101 as of January 1, 2000. Offsetting these amounts are deferrals of $3.2 million in current quarter revenues and $3.0 million in incremental direct expenses deferred to future periods in accordance with SAB 101.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, and those discussed in the Form 10-K for the year ended December 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and segment data. Results for interim periods may not be indicative of the results for the full years. The symbol "n/m" is used to refer to calculations in which the result is not meaningful.

Form 10-Q Part I                                                 Broadwing Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of operations are as follows:

                                                                          (Unaudited)
                                                                  Three Months Ended March 31,
                                                       ----------------------------------------------
($ Millions)                                             2001        2000          Change        %
                                                       --------    --------       --------    -------
Revenues:
    Broadband                                          $  296.6    $  212.0       $   84.6        40%
    Local Communications                                  205.4       192.8           12.6         7%
    Wireless                                               57.1        36.6           20.5        56%
    Other Communications                                   39.6        29.5           10.1        34%
    Intersegment                                          (20.4)      (10.7)          (9.7)       91%
                                                       --------    --------       --------

    Total revenues                                        578.3       460.2          118.1        26%
                                                       --------    --------       --------


Costs and expenses:
    Cost of providing services and products sold          280.0       217.9           62.1        28%
    Selling, general and administrative                   143.6       157.3          (13.7)       (9%)
                                                       --------    --------       --------
    Total costs and expenses                              423.6       375.2           48.4        13%
                                                       --------    --------       --------

EBITDA                                                    154.7        85.0           69.7        82%

Depreciation                                               99.2        82.5           16.7        20%
Amortization                                               28.5        28.1            0.4         1%
Restructuring charges                                       9.5          --            9.5        n/m
                                                       --------    --------       --------
Operating income (loss)                                    17.5       (25.6)          43.1        n/m

Gain on investments, net                                    2.8         7.3           (4.5)      (62%)
Equity loss in unconsolidated entities                      3.3         2.0            1.3        65%
Minority interest expense                                  12.7        10.9            1.8        17%
Interest expense                                           42.4        36.4            6.0        16%
Other expense, net                                          0.8         0.3            0.5       167%
                                                       --------    --------       --------
Loss from continuing operations before
  income taxes and cumulative effect of change
  in accounting principle                                 (38.9)      (67.9)          29.0       (43%)
Income tax benefit                                         (4.9)      (12.3)           7.4       (60%)
                                                       --------    --------       --------
Loss from continuing operations before cumulative
  effect of change in accounting principle                (34.0)      (55.6)          21.6       (39%)
Income from discontinued operations, net of taxes            --         0.1           (0.1)     (100%)
Cumulative effect of change in accounting principle,
  net of taxes                                               --        (0.8)           0.8       100%
                                                       --------    --------       --------
Net loss                                                  (34.0)      (56.3)          22.3       (40%)
                                                       --------    --------       --------
Dividends and accretion applicable
 to preferred stock                                         2.6         0.3            2.3        n/m
                                                       --------    --------       --------
Net loss attributable to common shareowners            $  (36.6)   $  (56.6)      $   20.0       (35%)
                                                       ========    ========       ========
Basic and diluted loss per common share                $   (.17)   $   (.28)      $    .11       (39%)
                                                       ========    ========       ========


Form 10-Q Part I                                                 Broadwing Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW

Consolidated revenues totaled $578 million in the first quarter of 2001, which was $118 million, or 26%, greater than the same quarter in 2000. Seventy-nine percent of the revenue growth came from data, wireless and internet services. The Broadband segment generated more than 70% of the revenue growth during the quarter. Broadband segment revenues of $297 million were $85 million, or 40%, higher than in the first quarter of 2000, with the bulk of the growth coming from services such as broadband transport, data and Internet and other services. The Local Communications segment produced revenue totaling $205 million, a $13 million, or 7%, increase over the first quarter of 2000. The Wireless segment contributed $20 million in additional revenues over the prior year quarter, growing sales to $57 million, representing a 56% increase. Other Communications segment revenues grew $10 million, or 34%, to $40 million on the strength of the CBAD "Any Distance" offering.

Costs of providing services and products sold totaled $280 million in the first quarter of 2001 compared to $218 million in the prior year quarter, a 28% increase. The majority of this $62 million increase is due to the cost of network construction projects and information technology consulting personnel and hardware costs in the Broadband segment. The remaining cost increases are a function of subscriber increases in the wireless segment.

Selling, general and administrative ("SG&A") expenses of $144 million declined $14 million, or 9%, from the first quarter of 2000. The decrease is primarily due to advertising and customer acquisition campaigns associated with the launch of the "Broadwing" brand and the "Any Distance" service offering which totaled $23 million during the first quarter of 2000 and were not repeated in 2001.

EBITDA of $155 million increased 82%, or $70 million, over the same quarter in the prior year, with all segments contributing to the increase. The Broadband segment contributed approximately half of the increase. The Local Communications and Wireless segments each contributed 20% of the EBITDA growth for the quarter. EBITDA margin expanded to 27% in the first quarter from 18% in the year earlier period.

Depreciation expense increased by 20%, or $17 million, to $99 million for the quarter. The increase was primarily driven by the Broadband segment and reflects the continued buildout of its national optical network. Amortization expense of $29 million relates to purchased goodwill and other intangible assets and was virtually unchanged compared to the first quarter of 2000.

In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati based subsidiaries, including CBT, CBAD, CBW, Public and CBD in order to create one centralized "Cincinnati Bell" presence for its customers. Total restructuring costs of $9.4 million were recorded in the first quarter pertaining to the 2001 restructuring plan and consisted of $2.5 million related to lease terminations and $6.9 million related to involuntary employee separation benefits (including severance, medical and other benefits) for 114 employees. The severance payments are expected to be substantially complete by June 30, 2001. The lease terminations are expected to be complete by March 31, 2002. As of March 31 approximately 80% of the employee separations had been completed for a total cash expenditure of $2.5 million. An additional $0.1 million expense was recorded in the first quarter of 2001 pertaining to the 1999 restructuring plan.

Operating income improved by $43 million from a loss of $26 million to a profit of $17 million during the quarter on the strength of significant improvements from the Broadband and Wireless segments.

The Company recorded a net gain on investments of $3 million during the quarter, reflecting a decrease of $4 million from the $7 million in investment gains recorded during the first quarter of 2000. The net gain is comprised of a gain from the sale of the Company's investment in PSINet, offset by impairment writedowns

Form 10-Q Part I                                                 Broadwing Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

on other investments. The gain of $7 million in the first quarter of 2000 is related to the sale of the Company's investment in PurchasePro.

The Company recorded $3 million in equity-share losses on the Applied Theory investment compared to only $2 million in the first quarter of 2000 as Applied Theory's loss grew.

Minority interest expense grew to $13 million from $11 million, representing an increase of 17%, as higher minority interest dividends were offset by the improved operating results of the Wireless segment (of which 19.9% is attributable to AT&T Wireless Services Inc. as a result of its minority interest in the wireless venture).

Interest expense of $42 million increased $6 million or 16% compared to the first quarter of 2000, as debt levels increased to fund the continued expansion of the national optical network. The increase is the net effect of an $11 million increase due to higher debt levels, offset by $4 million in additional capitalization of interest expense related to construction projects (thereby reducing interest expense) and a $1 million reduction related to lower interest rates.

Other expense was minimal in both 2001 and 2000.

The income tax benefit of $5 million in the first quarter of 2001 is $7 million less than the $12 million benefit in the first quarter of 2000. The reduction in the benefit is due to improved operating results.

The Company reported a net loss of $34 million in first quarter of 2001 compared to a loss of $56 million in the first quarter of 2000. Dividends and accretion on preferred stock totaled approximately $3 million, resulting in a net loss applicable to shareowners of $37 million. The loss per share of $.17 was $.11 less than in the prior year, but included a restructuring charge of $.02 per share. The loss per share for the first quarter of 2000 totaled $.28 but included a one-time gain of $.02 per share. Excluding nonrecurring items, the Company reported a net loss of $0.15 per share for the quarter versus a net loss of $0.30 per share for the same quarter in 2000.

BROADBAND

                                                                          (Unaudited)
                                                                  Three Months Ended March 31,
                                                       ------------------------------------------------
($ Millions)                                              2001         2000         Change         %
                                                       ---------     ---------     ---------    -------
Revenues:
    Broadband transport                                $   111.7       $  90.3       $  21.4        24%
    Switched services                                      103.9         103.0           0.9         1%
    Data and Internet                                       27.0           9.7          17.3       178%
    Other services                                          54.0           9.0          45.0        n/m
                                                       ---------     ---------     ---------
    Total revenues                                         296.6         212.0          84.6        40%
                                                       ---------     ---------     ---------

Costs and expenses:
    Cost of providing services and products sold           178.8         125.2          53.6        43%
    Selling, general and administrative                     84.7          89.0          (4.3)       (5%)
                                                       ---------     ---------     ---------
    Total costs and expenses                               263.5         214.2          49.3        23%
                                                       ---------     ---------     ---------

EBITDA                                                 $    33.1       $  (2.2)      $  35.3        n/m


Form 10-Q Part I                                                 Broadwing Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Broadband segment utilizes its advanced optical network consisting of more than 18,250 route miles to provide broadband transport, Internet services and long distance. The Broadband segment also offers data collocation, information technology consulting, network construction and other services in addition to providing network capacity and fibers in the form of IRU agreements. These services are offered nationally by the Company's Broadwing Communications Inc. subsidiary.

Broadband transport services are comprised of the lease of dedicated circuits to customers. These services are sold on a circuit lease and IRU basis. Switched services represent the transmission of long distance traffic to retail business customers and resellers. Data and Internet services include providing ATM/frame relay, data collocation and web hosting. Other services are comprised of information technology consulting and network construction services.

REVENUES

Broadband segment revenues increased $85 million, or 40%, to $297 million compared to the first quarter of 2000, with all revenue categories contributing to the increase. The broadband transport category contributed $21 million in incremental revenue, growing 24% to $112 million. Seventy-two percent of the revenue growth was generated by data services as the Company experienced continuing growth in higher-bandwidth services. Improved revenues were offset by an increase in the provision for loss on receivables.

Switched services revenue increased 1% over the first quarter of 2000 to $104 million as higher minutes of use in both wholesale and retail were offset by a reduction in the average rate per minute of both products.

Data and Internet revenues nearly tripled during the first quarter of 2001 compared to 2000, increasing $17 million, or 178%, to $27 million. These revenues continue to grow on the strength of demand for Internet-based, ATM/frame relay, data collocation and web hosting services, along with higher equipment sales. Data collocation and web hosting services are provided via the Company's data centers, of which it now operates eleven throughout the United States. These data centers can be expanded as demand for these services grows.

Other revenues rose six-fold, or $45 million, during the first quarter of 2001 compared to 2000, increasing from $9 million to $54 million on the strength of $22 million in network construction project revenue for El Paso Energy and $23 million in additional revenues from information technology consulting.

COSTS AND EXPENSES

Costs of providing services and products sold consists primarily of access charges paid to local exchange carriers, transmission lease payments to other carriers, costs incurred for network construction projects, and personnel and hardware costs for information technology consulting. In the first quarter of 2001, costs of providing services and products sold amounted to $179 million, a 43%, or $54 million, increase over the prior year. These increases were driven primarily by the revenue growth of information technology consulting and network construction, causing an increase of $37 million, in addition to a $15 million increase in access charges from other carriers due to increased traffic.

SG&A expenses declined $4 million, or 5%, to $85 million for the quarter. Advertising expenses decreased $14 million from the first quarter of 2000, as the national advertising campaign to launch the "Broadwing" brand in 2000 was not repeated in 2001. The advertising decrease was offset by an increase in wages and benefits as approximately 700 employees were added in support of new products and services primarily for broadband transport and information technology consulting.

Form 10-Q Part I                                                 Broadwing Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

EBITDA for the segment improved significantly from a loss of $2 million in the first quarter of 2000 to a positive $33 million as a 40% increase in sales was partially offset by an aggregate increase of 23% in the cost of providing services and products sold and SG&A.

LOCAL COMMUNICATIONS

                                                                          (Unaudited)
                                                                  Three Months Ended March 31,
                                                       ------------------------------------------------
($ Millions)                                              2001         2000         Change         %
                                                       ---------     ---------     ---------    -------
Revenues
     Local service                                     $   115.4     $   111.3         4.1           4%
     Network access                                         51.7          48.3         3.4           7%
     Other services                                         38.3          33.2         5.1          15%
                                                       ---------     ---------     ---------
     Total revenues                                        205.4         192.8        12.6           7%

Costs and Expenses:
     Cost of providing services and products sold           70.9          66.4         4.5           7%
     Selling, general and administrative                    30.1          35.9        (5.8)        (16%)
                                                       ---------     ---------     ---------
     Total costs and expenses                              101.0         102.3        (1.3)         (1%)

EBITDA                                                 $   104.4     $    90.5        13.9          15%


The Local Communications segment provides local telephone service, network access, data transport, high-speed Internet access, long distance and other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. These services are provided by the Company's Cincinnati Bell Telephone Company ("CBT") subsidiary.

REVENUES

Revenues increased $13 million over the first quarter of 2000, to $205 million with all revenue categories contributing to the 7% growth. Of this increase, 88% resulted from high-speed data and Internet services. CBT also continues to leverage the investment in its network assets through the sale of value-added services such as custom calling features. The sale of these and other value-added services were the primary drivers of the remaining revenue growth.

The local service category grew 4%, or $4 million, contributing 33% of the revenue growth for the quarter. More than 18,000 subscribers selected the Company's Complete Connections(R) calling service bundle during the first quarter of 2001, bringing subscribership to 199,000, or 27% penetration of residential lines. Of the 18,000 new Complete Connections subscribers, nearly 6,000 chose CBT's most complete product bundling offer, Complete Connections Universal(R), which allows the customer to combine high-speed data transport, local service, custom-calling features, Internet access, wireless, long distance and security monitoring services on one customer bill.

Similar success has been achieved with the Company's ZoomTown(SM) high-speed data transport service with subscribership now over 45,000, a 91% increase over the first quarter of 2000, resulting in over $2 million in additional revenues in the first quarter of 2001. CBT is now able to provision asynchronous digital subscriber

Form 10-Q Part I                                                 Broadwing Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

line ("ADSL") service across the vast majority of its regional network infrastructure, with 81% of its access lines being loop-enabled.

Network access revenues of $52 million represented a 7%, or $3 million, increase over the first quarter of 2000. Voice-grade equivalents ("VGEs") representing the digital and optical product offerings for CBT increased 32%. Access minutes of use increased 1%, although switched access revenues for the quarter were approximately $3 million lower due to decreased per-minute rates.

Other services revenue grew 15% in the current quarter, increasing $5 million over the first quarter of 2000, to $38 million. The Company's Internet access service (Fuse(R)) produced 12,000 new subscribers during the first quarter and nearly $1 million in new revenues compared to the first quarter of 2000. Total subscribership at the end of the quarter stood at 86,000. Further increases in the other services category are attributable to equipment sales and related installation and maintenance of $2 million and the resale of broadband products totaling $2 million.

COSTS AND EXPENSES

Costs of providing services and products sold of $71 million in the current quarter totaled 7% more than the first quarter of 2000, a $5 million increase. The increase is comprised of $3 million in materials and supplies related to network operations, $2 million in costs related to the resale of broadband products and $2 million related to customer care expenses for internet access service, offset by a $2 million reduction in salaries and wages. Gross profit margins remained steady at approximately 65%, as revenues and expenses increased proportionately.

SG&A expenses were $6 million lower in the first quarter of 2001 due to a $2 million reduction in advertising expenses, a $1 million reduction in outsourced telemarketing expense, a $1 million decrease in rent expense and a $2 million reduction in other expenses.

As a result of the above, EBITDA reached $104 million in the current quarter, a $14 million, or 15%, increase over the same quarter in 2000, growing at twice the rate of revenues. Similar improvement was achieved with regard to EBITDA margin, which expanded by four margin points to more than 51%.

CBT continues to improve its margins, EBITDA and profitability by leveraging the investment in its telecommunications network to offer new value-added products and services without significant incremental costs. Furthermore, CBT is able to offer a wide variety of telecommunications services at attractive prices with the added convenience of one customer bill. As a result, CBT has maintained approximately 99% of its access lines since the commencement of competition in its operating area.

Form 10-Q Part I                                                 Broadwing Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

WIRELESS

                                                                          (Unaudited)
                                                                  Three Months Ended March 31,
                                                       ------------------------------------------------
($ Millions)                                              2001         2000         Change         %
                                                       ---------     ---------     ---------    -------
Revenues:
     Service                                           $    53.6     $    33.2         20.4        61%
     Equipment                                               3.5           3.4          0.1         3%
                                                       ---------     ---------     ---------
     Total revenues                                         57.1          36.6         20.5        56%

Costs and expenses:
     Cost of providing services and products sold           24.4          17.6          6.8        39%
     Selling, general and administrative                    18.0          17.4          0.6         3%
                                                       ---------     ---------     ---------
     Total costs and expenses                               42.4          35.0          7.4        21%

EBITDA                                                 $    14.7     $     1.6         13.1        n/m


The Wireless segment comprises the operations of Cincinnati Bell Wireless LLC, a venture in which the Company owns 80.1% and AT&T Wireless Services Inc. owns the remaining 19.9%. This segment provides advanced digital personal communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. Services are provided over the Company's regional and AT&T Wireless Services' national wireless networks.

REVENUES

Wireless revenues grew 56% to $57 million in the first quarter of 2001. The $20 million revenue growth was the result of higher service revenues from both the postpaid and prepaid service offerings. Postpaid revenues accounted for approximately 55% of the revenue growth, with the remaining growth produced by prepaid service revenue. Equipment sales were flat compared to the first quarter of 2000.

CBW added approximately 40,000 net subscribers during the current quarter, with 64% of the growth generated by the prepaid category and the remainder by postpaid services. Subscribership to the Company's i-wireless(SM) prepaid product grew from approximately 28,000 subscribers at the end of the first quarter of 2000 to approximately 123,000 at the end of the first quarter of 2001. This is significant because i-wireless(SM) represents an efficient use of the Company's wireless network as the subscribers generally make use of the network during off-peak periods. In addition, the cost per gross addition ("CPGA") for i-wireless(SM) subscribers is less than half that of postpaid subscribers. Total subscribership now stands at approximately 379,000, a 90% increase compared to the first quarter of the prior year.

Average revenue per unit ("ARPU") from postpaid subscribers of $62 decreased 6% in comparison to ARPU of $66 in the first quarter of 2000 due to expansion of the customer base. Average monthly customer churn remained low and was among the best in the industry at 1.5% for postpaid subscribers. Prepaid ARPU remained constant at approximately $28.

Form 10-Q Part I                                                 Broadwing Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

COSTS AND EXPENSES

Cost of providing services and products sold consists largely of incollect expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), network operations costs, the cost of equipment sold and customer care. These costs were 43% of revenue in the first quarter of 2001, significantly less than the 48% of revenue incurred during the same quarter of the prior year. In total, costs of providing services and products sold increased $7 million, or 39%, due primarily to increased subscribership and the associated interconnection charges, incollect expense and customer care.

Gross profit also continued to improve, increasing to nearly $33 million. The gross profit margin of 57% in the first quarter of 2001 represents nearly 5 points in gross margin improvement versus the 52% recorded in the first quarter of 2000.

SG&A expenses include the cost of customer acquisition, which consist primarily of customer handset subsidies, advertising, distribution and promotional expenses. These costs increased by less than $1 million or 3% in first quarter of 2001 versus the same period in 2000. CBW continues to leverage the subscribership expansion across its previously existing infrastructure. In the first quarter, CPGA for postpaid customers decreased to $311, or 19% less than the $385 incurred in the same period in the prior year quarter. SG&A expenses continued to decrease significantly as a percentage of total revenue, declining from 48% of revenues in the first quarter of 2000 to 32% in 2001.

The Wireless segment continues to significantly improve EBITDA as the Company leverages its network investment and benefits from an embedded customer base, low customer churn and previous promotional efforts. In the current quarter, EBITDA of nearly $15 million represented a $13 million improvement over the same quarter in the prior year. EBITDA margin improved to 26% in the current quarter, an increase of nearly 22 margin points over the 4% EBITDA margin reported in the first quarter of 2000.

OTHER COMMUNICATIONS

                                                                          (Unaudited)
                                                                  Three Months Ended March 31,
                                                       ------------------------------------------------
($ Millions)                                              2001         2000         Change         %
                                                       ---------     ---------     ---------    -------
Revenues                                               $    39.6     $    29.5         10.1        34%

Costs and expenses:
    Cost of providing services  and products sold           23.9          17.3          6.6        38%
    Selling, general and administrative                     11.3          16.7         (5.4)      (32%)
                                                       ---------     ---------     ---------
     Total costs and expenses                               35.2          34.0          1.2         4%

EBITDA                                                 $     4.4     $    (4.5)         8.9        n/m


The Other Communications segment comprises the operations of the Company's Cincinnati Bell Any Distance ("CBAD"), Cincinnati Bell Directory ("CBD"), ZoomTown.com ("ZoomTown") and Cincinnati Bell Public Communications ("Public") subsidiaries. The results of operations of Cincinnati Bell Supply are no longer reflected in this segment pursuant to the sale of this business in the second quarter of 2000.

Form 10-Q Part I                                                 Broadwing Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

REVENUES

Revenues of $40 million were 34%, or $10 million, higher during the first quarter of 2001 compared to the same prior year period. CBAD produced approximately 72% of the revenue growth, increasing more than $7 million in comparison to the first quarter of 2000 on the success of its "Any Distance" service offering. This offer has been successful in capturing 387,000 subscribers in Cincinnati, representing residential and business market share of 64% and 30%, respectively.

CBD accounts for approximately half of the total revenues for this segment and contributed 6% of the revenue growth during the quarter on the strength of a successful sales campaign. ZoomTown's web hosting and content business provided approximately 16%, or $2 million, of growth for the segment during the first quarter. Revenues from Public were approximately $1 million more than in the first quarter of 2000, contributing the remaining 6% of revenue growth in the segment.

COSTS AND EXPENSES

Costs of providing services and products sold were $24 million in the current quarter, a 38%, or $7 million increase versus the first quarter of 2000. CBAD and Zoomtown incurred $4 million and $2 million increases, respectively, primarily for access charges, network engineering, employee and customer care costs associated with the continued growth of the Any Distance offering and ZoomTown's web hosting business. CBD costs remained flat versus the first quarter of 2000. The remaining $1 million increase was incurred by Public as a result of increased line charges.

In the first quarter of 2001, gross profit margin for the segment decreased one margin point to approximately 40% as gross margins remained essentially flat at Public and CBD. Gross profit margin improvement at CBAD resulted from leveraging the Company's initial expenditures for the Any Distance offering. The reduced gross margin in the managed hosting business is due to the buildup of personnel to support revenue growth.

SG&A expenses decreased $5 million, or 32%, in the first quarter of 2001. Over $6 million of the decrease is due to the relatively high customer acquisition costs at CBAD as part of the introduction of the Any Distance offering in the first quarter of 2000, that was not repeated in 2001. This decrease was offset by $1 million in additional SG&A expenses related to the expansion of the managed hosting business at ZoomTown.

EBITDA improved to $4 million as a result of the increased sales noted above, outpacing the increase in expenses. This represents a $9 million improvement in comparison to the $5 million EBITDA loss reported in the first quarter of 2000. EBITDA margin experienced a similar increase, improving from -15% in the first quarter of 2000 to 11% in the current quarter, an improvement of 26 margin points. The Company expects significant expenditures will be required in order to grow the web hosting business, but anticipates an increasing demand for these types of services.

Form 10-Q Part I                                                 Broadwing Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY

As the Company expands its national presence as a provider of high bandwidth services and regional wireless service, while maintaining an advanced local network, capital expenditures and other investing needs are expected to decrease from the most recent periods, but remain significant.

In order to provide for these continuing cash requirements and other general corporate purposes, the Company maintains a $2.1 billion credit facility with a group of lending institutions. The credit facility consists of $900 million in revolving credit, $750 million in term loans from banking institutions and $450 million in term loans from non-banking institutions. At March 31, 2001, the Company had drawn approximately $1,730 million from the credit facility in order to refinance its existing debt and debt assumed as part of the merger with IXC and to provide for the Company's business needs. At March 31, 2001, the Company had approximately $370 million in additional borrowing capacity available under this facility which it believes will be sufficient in order to provide for its financing requirements in excess of amounts generated from its operations.

The interest rates to be charged on borrowings from the credit facility can range from 100 to 225 basis points above the London Interbank Offering Rate ("LIBOR"), and are currently at 175 to 225 basis points as a result of the Company's credit rating. The Company incurs banking fees in association with this credit facility that range from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

The Company is subject to financial covenants in association with the credit facility. These financial covenants require that the Company maintain certain debt to EBITDA, senior secured debt to EBITDA, debt to capitalization and interest coverage ratios. This facility also contains certain covenants which, among other things, may restrict the Company's ability to incur additional debt, pay dividends, repurchase Company common stock and sell assets or merge with another company.

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


The Company also has an ownership position in equity securities that were valued at approximately $116 million as of March 31, 2001. The market value of this portfolio decreased approximately $139 million in the quarter due to a decline in the market value of the Company's investments in Corvis and other privately held companies and the liquidation of PSINet and a portion of Applied Theory shares held by the Company.

CASH FLOW

For the first three months of 2001, cash provided by operating activities was $41 million, compared to $22 million in 2000. The increase in cash provided by operating activities was primarily due to a lower net loss. An increase in receivables and decreases in unearned revenues and deferred income taxes were offset by non-cash expenses including depreciation, amortization and the provision for losses on receivables.

Form 10-Q Part I                                                 Broadwing Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Capital expenditures for the quarter were approximately $198 million, 30% higher than the $154 million spent in the first quarter for 2000. The increase is attributable to continued construction of the Company's optical network and additional equipment purchases by CBT. Capital expenditures to maintain and grow the optical network and maintain the local Cincinnati networks are expected to be approximately $700 million in 2001.

Approximately $15 million in preferred stock dividends were paid to shareowners during the first quarter of 2001. This amount includes the "Minority interest expense" caption in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss). In addition, the Company borrowed $91 million during the quarter from the $2.1 billion credit facility discussed above. During the first quarter of 2001, the Company also entered into a forward sale agreement for 4 million shares of its investment in Corvis Corporation. Approximately 2.6 million shares were borrowed and sold on the open market in the first quarter, generating proceeds of $42.7 million. The prepaid forward sale liability is recorded as note payable and included in short-term debt.

BALANCE SHEET

The following comparisons are relative to December 31, 2000.

The increase in property, plant and equipment, long-term debt and short-term debt and the decrease in investments are discussed above. Accounts receivable increased 10%, primarily as a result of revenue growth during the quarter and a 5% increase in days sales outstanding. The increase in the deferred income tax asset is due to continuing operating losses and the decline of market value in equity investments reflected in other comprehensive income.

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

OHIO - The TELRIC phase of CBT's alternative regulation case, which will establish the rates CBT can charge to competitive local exchange carriers for unbundled network elements, remains pending. The Public Utilities Commission of Ohio ("PUCO") issued its decision on the methodology CBT must use to calculate these rates on November 4, 1999. On January 20, 2000, the PUCO denied all parties' requests for rehearing except for one issue regarding nonrecurring charges. On March 17, 2000, CBT filed an appeal to the Ohio Supreme Court with respect to several issues. The appeal has been fully briefed and was argued on January 30, 2001, but no decision has been released at this time. Nevertheless, CBT has submitted new cost studies as required by the PUCO's orders and is working with the PUCO staff to address their comments. After a period for review of the studies and resolution of any disputes, CBT is to file a tariff implementing the resulting rates.

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

Broadwing Communications faces significant competition from other fiber-based telecommunications companies such as AT&T, Worldcom, Sprint, Level 3 Communications, Qwest Communications International, Global Crossing and Williams Communications. Broadwing IT Consulting, a subsidiary of Broadwing Communications, competes with Intranet hardware vendors, system integrators, value added resellers and other information technology consulting businesses. In order to achieve competitive advantage, the Company intends to develop new products and services or blend products and services from other subsidiaries into the operations of Broadwing Communications as deemed necessary by the Company.

Cincinnati Bell Telephone's current and potential competitors include wireless services providers, interexchange carriers, competitive local exchange carriers and others. To date, CBT has signed various interconnection agreements with competitors and approximately 1% of net access lines have been transferred since the advent of competition in CBT's service area.

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

Cincinnati Bell Any Distance has captured substantial market share in the Greater Cincinnati area since the introduction of its Any Distance service offering in January 2000, but still faces intense competition from larger long distance providers and other resellers. As a matter of necessity, margins on long distance minutes continue to fall as providers attempt to hold on to their subscriber base. Furthermore, additional advertising is necessary in order to capture and retain market share. The web hosting operations of ZoomTown.com had a successful launch in 2000, but competes with nationally known web hosting providers such as Exodus Communications, Inc. and Digex, Incorporated.

The Company believes that it will continue to grow as a result of its reputation for quality service and the introduction of innovative products. The Company has successfully blended its provisioning and marketing expertise with Broadwing Communications' next-generation optical network in order to introduce advanced calling and data transport services throughout the United States. The Company intends to retain market share

Form 10-Q Part I                                                 Broadwing Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

with respect to its current service offerings and continue to pursue rapid growth in broadband data transport and wireless communications services. The Company also intends to continue to leverage its investment in its local communications and its regional wireless networks and national partnership with AT&T Wireless Services to provide new and incremental product and service offerings to customers in the Greater Cincinnati and Dayton, Ohio markets.

BUSINESS DEVELOPMENT

To enhance shareowner value, the Company continues to review opportunities for acquisitions, divestitures, equity investments and strategic partnerships.

CONTINGENCIES

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

In the course of closing the Company's merger with IXC, the Company became aware of IXC's possible non-compliance with certain requirements under state and federal environmental laws. Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of the former IXC facilities and operations and, by letter dated November 9, 1999, disclosed potential non-compliance at the former IXC facilities to the U.S. Environmental Protection Agency ("EPA") under the Agency's Self-Policing Policy. The Company made similar voluntary disclosures to various state authorities. The EPA determined that IXC appears to have satisfied the "prompt disclosure" requirement of the Self-Policing Policy for the Company to complete its environmental audit of all former IXC facilities and report any violations to the Agency. The Company has filed its preliminary environmental audit report with the EPA and is currently working with the EPA and several state environmental protection agencies to bring the Company into compliance with all applicable regulations, and to develop internal procedures to ensure future compliance.

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

Interest Rate Risk Management - The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company has entered into a series of interest rate swap agreements on notional amounts totaling $240 million at March 31, 2001. A detailed discussion of the Company's interest rate swaps can be found in Note 4 of the Notes to Condensed Consolidated Financial Statements.

Form 10-Q Part II                                                Broadwing Inc.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is included in Note 8 of the notes to the condensed consolidated financial statements on page 15 of this quarterly report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company is restricted as to the payment of certain dividends as defined in the Credit Agreement that is filed as Exhibit (10) (i) (1) to the December 31, 2000 Report on form 10-K. (original agreement filed as Exhibit 10.1 to Form 8-K, date at report November 12, 1999, file No. 1-8519).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2001.

The Company's annual meeting of shareholders was conducted on April 30, 2001. At this meeting, shareholders voted on:

    i. Election of three directors for three-year terms expiring in 2004,

The results of such votes were as follows:

   i. Phillip R. Cox was elected as a director with 173,954,536 common shares voting for election and 4,096,089 shares voting against election. William
       A. Friedlander was elected as a director with 174,011,075 common shares voting for election and 4,039,550 shares voting against election. John M. Zrno was elected as a director with 173,813,723 common shares voting for election and 4,236,902 shares voting against election.

ITEM 5.  OTHER INFORMATION

None.

Form 10-Q Part I                                                Broadwing Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         The following are filed as Exhibits to Part I of this Form 10-Q:

         EXHIBIT NUMBER
         (10)(iii)(A)(12)  Employment Agreement effective January 1, 2000 between the Company and
                                    Jeffrey C. Smith.

         (10)(iii)(A)(13)  Employment Agreement effective January 1, 1999 between the Company and
                                    John F. Cassidy.


(b)      Reports on Form 8-K.

         (i) Form 8-K, dated February 20, 2001, reporting that the Company adopted a reorganization plan regarding the activities of its Cincinnati based subsidiaries, including Cincinnati Bell Telephone Company, Cincinnati Bell Wireless Company, Cincinnati Bell Any Distance Inc. and Cincinnati Bell Directory Inc. The Company also reported that Jeffrey C. Smith, Chief Legal and Administrative Officer, would assume the duties of General Counsel and Corporate Secretary, replacing the retiring Thomas E. Taylor.

         (ii) Form 8-K, dated March 9, 2001, reporting that the Board of Directors of Broadwing Inc. approved amendments to the insider trading policy pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934.

Form 10-Q Part I                                                 Broadwing Inc.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Broadwing Inc.



Date:  May 14, 2001                           /s/ Kevin W. Mooney
       --------------                         ----------------------------------
                                              Kevin W. Mooney
                                              Chief Financial Officer