Form 10-Q
period 2001-06-30
BROADWING INC
filed 2001-08-14
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _____

Commission File Number 1-8519

BROADWING INC.

Incorporated under the laws of the State of Ohio

201 East Fourth Street, Cincinnati, Ohio 45202

I.R.S. Employer Identification Number 31-1056105

Telephone - Area Code 513 397-9900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At July 31, 2001, there were 218,573,635 common shares were outstanding.

TABLE OF CONTENTS

PART I.  Financial Information

Description

Item 1.	Financial Statements

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited) Three Months and Six Months Ended June 30, 2001 and 2000

Condensed Consolidated Balance Sheets June 30, 2001 (Unaudited) and December 31, 2000

Condensed Consolidated Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II. Other Information

Description

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signature

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Millions of Dollars, Except Per Common Share Amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000

Revenues
Broadband	$318.7	$239.5	$615.3	$451.5
Local	207.4	196.5	412.8	389.3
Wireless	62.7	42.6	119.8	79.3
Other	40.9	36.2	80.5	65.7
Intersegment	(21.7)	(17.0)	(42.1)	(27.8)

Total revenues	608.0	497.8	1,186.3	958.0

Costs and Expenses
Cost of sales	291.8	229.4	571.8	447.3
Selling, general and administrative	154.2	138.7	297.8	296.0
Depreciation	105.9	81.1	205.1	163.6
Amortization	28.7	28.1	57.2	56.2
Restructuring charges (credits)	0.5	(0.2)	10.0	(0.2)

Total costs and expenses	581.1	477.1	1,141.9	962.9

Operating Income (Loss)	26.9	20.7	44.4	(4.9)

Minority interest expense	12.7	11.0	25.4	21.9
Equity loss in unconsolidated entities	0.7	4.0	4.0	6.0
Interest expense	40.7	40.2	83.1	76.6
Other (income) expense, net	2.9	0.1	0.9	(6.9)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(30.1)	(34.6)	(69.0)	(102.5)

Income tax benefit	(1.4)	(5.1)	(6.3)	(17.4)

Loss from continuing operations before cumulative effect of change in accounting principle	(28.7)	(29.5)	(62.7)	(85.1)

Income from discontinued operations, net of taxes	—	0.2	—	0.3
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(0.8)

Net Loss	(28.7)	(29.3)	(62.7)	(85.6)

Dividends and accretion applicable to preferred stock	2.6	2.6	5.2	2.9

Net Loss Applicable to Common Shareholders	$(31.3)	$(31.9)	$(67.9)	$(88.5)

Other comprehensive income (loss), net of tax:

Unrealized gain (loss) on cash flow hedges	(0.1)	-	14.1	-
Unrealized gain (loss) on investments	0.5	(115.9)	(86.0)	(132.2)

Comprehensive Loss	$(28.3)	$(145.2)	$(134.6)	$(217.8)

Basic and Diluted Loss Per Common Share

Loss from continuing operations before cumulative effect of change in accounting principle	$(0.14)	$(0.15)	$(0.31)	$(0.43)
Income from discontinued operations, net of taxes	—	—	—	—
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—

Net Loss	$(0.14)	$(0.15)	$(0.31)	$(0.43)

Weighted Average Common Shares Outstanding (millions)
Basic and Diluted	217.4	213.9	216.9	208.1

See Notes to Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Per Share Amounts)

	(Unaudited)
	June 30,	December 31,
	2001	2000

Assets
Current Assets
Cash and cash equivalents	$20.1	$37.9
Receivables, less allowances of $49.1 and $49.0, respectively	340.0	330.6
Other current assets	131.0	94.2

Total current assets	491.1	462.7

Property, plant and equipment, net	3,149.3	2,979.0
Goodwill and other intangibles, net	2,500.8	2,559.4
Other noncurrent assets	374.2	476.1
Net assets from discontinued operations	—	0.4

Total Assets	$6,515.4	$6,477.6

Liabilities and Shareowners' Equity
Current Liabilities
Short-term debt	$112.7	$14.0
Accounts payable	250.9	244.4
Current portion of unearned revenue and customer deposits	179.4	88.0
Accrued taxes	96.4	90.4
Other current liabilities	231.7	290.5

Total current liabilities	871.1	727.3

Long-term debt, less current portion	2,626.9	2,507.0
Unearned revenue, less current portion	494.2	611.0
Other noncurrent liabilities	167.8	177.0

Total liabilities	4,160.0	4,022.3

Minority interest	434.5	433.8

Commitments and Contingencies

Shareowners' Equity
6 3/4% Cumulative Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 155,250 shares issued and outstanding at June 30, 2001 and December 31, 2000	129.4	129.4

Common shares, $.01 par value; 480,000,000 shares authorized; 225,503,075 and 223,335,343 shares issued at June 30, 2001 and December 31, 2000	2.2	2.1
Additional paid-in capital	2,363.3	2,329.5
Accumulated deficit	(439.7)	(377.1)
Accumulated other comprehensive income	10.8	82.7
Common stock in treasury, at cost: 7,805,800 shares at June 30, 2001 and December 31, 2000	(145.1)	(145.1)

Total shareowners' equity	1,920.9	2,021.5

Total Liabilities and Shareowners' Equity	$6,515.4	$6,477.6

See Notes to Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months
	Ended June 30,
	2001	2000

Cash Flows from Operating Activities
Net loss	$(62.7)	$(85.6)
Less: income from discontinued operations, net of taxes	—	(0.3)

Net loss from continuing operations	(62.7)	(85.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	205.1	163.6
Amortization	57.2	56.2
Provision for loss on receivables	57.3	33.4
Minority interest	25.4	21.9
Deferred income tax expense (benefit)	(44.1)	22.4
Non-cash interest expense	18.1	19.0
Tax benefits from employee stock option plans	22.0	33.0
Other, net	0.1	(6.5)

Changes in operating assets and liabilities:
Increase in receivables	(66.7)	(89.3)
Increase in other current assets	(35.8)	(4.2)
Increase (decrease) in accounts payable	2.3	(62.7)
(Decrease) increase in other current liabilities	(27.4)	13.1
Decrease in unearned revenue	(31.7)	(6.5)
Decrease in other assets and liabilities, net	12.0	1.3

Net cash provided by operating activities of continuing operations	131.1	108.8

Cash Flows from Investing Activities
Capital expenditures	(374.0)	(322.1)
Proceeds from sale of investments	28.9	15.7
Payments for investments/acquisitions, net of cash acquired	(0.5)	(58.3)
Other, net	—	1.1

Net cash used in investing activities of continuing operations	(345.6)	(363.6)

Cash Flows from Financing Activities
Proceeds from forward sale agreement and other short-term borrowings	47.0	5.0
Issuance of long-term debt	366.0	557.0
Repayment of long-term debt	(202.8)	(404.0)
Issuance of common shares	16.0	52.6
Minority interest and preferred stock dividends paid	(29.9)	(29.4)

Net cash provided by financing activities of continuing operations	196.3	181.2

Net cash provided by discontinued operations	0.4	8.3

Net decrease in cash and cash equivalents	(17.8)	(65.3)
Cash and cash equivalents at beginning of period	37.9	80.8

Cash and cash equivalents at end of period	$20.1	$15.5

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Income taxes, net of refunds	$0.3	$0.2

Interest, net of amount capitalized	$68.3	$59.7

Non-cash investing and financing activities:
Accretion of preferred stock	$1.5	$1.0

Redemption of 7 1/4% convertible preferred stock	$-	$228.6

See Notes to Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Basis of Presentation

Broadwing Inc. (“the Company”) is organized into four operating segments that are strategic business units offering distinct products and services and aligned with specific subsidiaries of the Company.

The Broadband segment utilizes its advanced optical network consisting of approximately 18,500 route miles to provide broadband transport through private line and indefeasible right of use ("IRU") agreements, Internet services utilizing ATM and frame relay technology, and long distance services to both wholesale and retail markets.  The Broadband segment also offers data collocation, information technology consulting, network construction and other services.  These services are offered nationally by the Company’s Broadwing Communications Inc. subsidiary.

The Local segment reflects the operations of the Cincinnati Bell Telephone Company (“CBT”) subsidiary which provides local telephone service, network access, data transport, high-speed Internet access and other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana.

The Wireless segment includes the operations of the Cincinnati Bell Wireless LLC (“CBW”) subsidiary, a joint venture in which the Company owns 80.1% and AT&T Wireless Services Inc. owns the remaining 19.9%.  This segment provides advanced digital personal communications and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas.

The Other segment combines the operations of Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Directory (“CBD”), ZoomTown.com (“ZoomTown”) and Cincinnati Bell Public Communications Inc. (“Public”).  CBAD resells voice long distance service, CBD publishes Yellow Pages directories, ZoomTown provides web hosting and Internet-based services and Public provides public payphone services.

The Company evaluates the performance of its segments based on several financial measures including revenues, capital additions and EBITDA which is defined as earnings before interest, taxes, depreciation, amortization, and restructuring charges.  EBITDA is commonly used in the communications industry to measure operating performance and is not intended to represent cash flows for the periods presented.  Because all companies do not calculate EBITDA identically, the amounts presented for the Company may not be comparable to similarly titled measures of other companies.

The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period presented.  All adjustments are of a normal and recurring nature except for those outlined in Note 2.  Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  The December 31, 2000 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

2.          Restructuring Charges (Credits)

             2001 Restructuring Plan

In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati-based subsidiaries, including CBT, CBAD, CBW, Public and CBD in order to create one centralized “Cincinnati Bell” for its customers.  Total restructuring costs of $9.4 million were recorded in the first quarter and consisted of $2.5 million related to lease terminations and $6.9 million related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for 114 employees.  The severance payments are expected to be substantially complete by December 31, 2001.  The lease terminations are expected to be complete by March 31, 2002. In total, the Company expects this restructuring plan to result in cash outlays of $8.5 million and non-cash items of $0.9 million. The adjustment of $0.5 million is related to severance benefits in excess of the initial estimate.  The following table illustrates the activity in this reserve since February of 2001:
				Balance
Type of costs (in millions):	Initial Charge	Expenditures	Adjustments	June 30, 2001

Employee separations	$6.9	$(6.0)	$0.5	$1.4
Terminate contractual obligations	2.5	(0.2)	—	2.3

Total	$9.4	$(6.2)	$0.5	$3.7

             1999 Restructuring Plan

In December 1999, the Company initiated a restructuring plan to integrate the operations of the Company and Broadwing Communications, improve service delivery, and reduce the Company’s expense structure.  Total restructuring costs and impairments of $18.6 million were recorded in 1999 and consisted of $7.7 million related to Broadwing Communications (recorded as a component of the purchase price allocation) and $10.9 million related to the Company (recorded as a cost of operations).  The $10.9 million relating to the Company consisted of restructuring and other liabilities in the amount of $9.5 million and related asset impairments in the amount of $1.4 million.  The restructuring costs accrued in 1999 included the costs of involuntary employee separation benefits (including severance, medical insurance and other benefits) related to 347 employees primarily involved in customer support, infrastructure and the Company’s long distance operations.   As of March 31, 2001, all of the employee separations had been completed. The restructuring plans also included costs associated with closing a number of technical and customer support facilities, decommissioning certain switching equipment, and terminating contracts with vendors.  The following table illustrates activity in this reserve since December 31, 2000:
	Balance			Balance
Type of costs (in millions):	December 31, 2000	Expenditures	Adjustments	June 30, 2001

Employee separations	$0.1	$(0.2)	$0.1	$—
Facility closure costs	2.2	(0.6)	—	1.6
Other exit costs	1.5	(0.2)	—	1.3

Total	$3.8	$(1.0)	$0.1	$2.9

In total, the Company expects these restructuring plans to result in cash outlays of $14.6 million and non-cash items of $3.3 million.  Management believes that the remaining balance of $2.9 million at June 30, 2001 is adequate to complete the restructuring plan.  Substantially all of the related actions will be completed by December 31, 2001.  The adjustment of $0.1 million is related to additional severance benefits in excess of the initial estimate.

3.          Debt

             The Company’s debt consists of the following:

Millions of dollars	June 30, 2001	December 31, 2000

Short-Term Debt:

Capital lease obligations	$10.6	$5.7
Prepaid forward sale of securities	42.7	—
Current maturities of long-term debt	59.4	8.3

Total short-term debt	$112.7	$14.0

Long-Term Debt:
Bank notes, less current portion	$1,745.6	$1,639.0
9.0% Senior subordinated notes	46.0	46.0
6.75% Convertible subordinated debentures	455.1	440.2
Various Cincinnati Bell Telephone notes	290.0	290.0
7.25% Senior subordinated notes	50.0	50.0
PSINet forward sale	—	3.0
Capital lease obligations	40.2	38.8

Total long-term debt	$2,626.9	$2,507.0

             Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”).  SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability.  The Company had $50.8 million in total indebtedness relating to capitalized leases as of June 30, 2001, $40.2 million of which is considered long-term.

             Prepaid Forward Sale

At June 30, 2001, the Company’s total investment in Corvis Corporation (“Corvis”) consisted of approximately 8 million shares, all of which were sold forward in transactions that will settle in the third quarter.  During the first quarter of 2001, the Company received approximately $42.7 million from a financial institution in connection with a prepaid forward sale contract on 2.6 million shares of the Corvis common stock.  This amount is accounted for as notes payable and is collateralized by 2.6 million shares of Corvis common stock in the Company’s investment portfolio.

             Bank Notes

In November 1999, the Company obtained a $1.8 billion credit facility from a group of lending institutions that was amended to $2.1 billion in January 2000 and subsequently increased to $2.3 billion in June 2001 in order to provide financial flexibility.  The credit facility consists of $900 million in revolving credit and $1.4 billion in term loans.  At June 30, 2001, the Company had drawn approximately $1.8 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the merger with IXC Communications Inc. (“IXC”) in November 1999, as well as to provide for additional financing needs.  Accordingly, the Company has approximately $0.5 billion in additional borrowing capacity under this facility as of June 30, 2001.

The facility’s financial covenants require that the Company maintain certain debt to EBITDA, senior secured debt to EBITDA, debt to capitalization, and interest coverage ratios.  The facility also contains covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends, repurchase Company common stock, sell assets and merge with another company.

The interest rates charged on borrowings from this credit facility can range from 100 to 275 basis points above the London Interbank Offering Rate (“LIBOR”), and are currently at 175 to 275 basis points above LIBOR based on the Company’s credit rating.  The Company will incur banking fees in association with this credit facility ranging from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

             9% Senior Subordinated Notes

In 1998, IXC issued $450 million of 9% senior subordinated notes due 2008 (“the 9% notes”) that were assumed as part of the merger with IXC (now "Broadwing Communications").  The 9% notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness and other liabilities of the Company’s subsidiaries.  The indenture related to the 9% notes requires Broadwing Communications to comply with various financial and other covenants and restricts Broadwing Communications from incurring certain additional indebtedness.  In January 2000, $404 million of these 9% notes were redeemed through a tender offer as a result of the change of control terms of the bond indenture.  Accordingly, $46 million of the 9% notes remain outstanding at June 30, 2001.

6.75% Convertible Subordinated Debentures

In July 1999, the Company issued $400 million of 10-year, convertible subordinated debentures to Oak Hill Capital Partners, L.P.  These notes are convertible into common stock of the Company at a price of $29.89 per common share at the option of the holder.  For as long as this debt is outstanding, these notes bear a coupon rate of 6.75% per annum, with the associated interest expense being added to the debt principal amount through June 2004.  Interest payments for the remaining five years will then be paid in cash. Through June 30, 2001 and since inception, the Company has recorded $55.1 million in interest expense and has adjusted the carrying amount of the debt accordingly.  During the three months ended June 30, 2001 and 2000, the Company recorded interest expense of approximately $8 million related to these debentures.

             Cincinnati Bell Telephone Notes

CBT has $290 million in corporate bonds outstanding that are guaranteed by its parent company, Broadwing Inc. (the “Parent Company”).  These bonds, which are not guaranteed by other subsidiaries of the Company, generally have maturity terms ranging from 30 to 40 years and were issued at various dates from 1962 to 1998.  Interest rates on this indebtedness range from 4.375% to 7.27%.

             7.25% Senior Secured Notes

In 1993, the Company issued $50 million of 7.25% senior secured notes due 2023 (the “7.25% notes”).  The indenture related to these 7.25% notes does not subject the Company to restrictive financial covenants.

             PSINet Forward Sale

In June and July 1999, Broadwing Communications received approximately $111.8 million representing amounts from a financial institution in connection with two prepaid forward sale contracts on six million shares of PSINet common stock.  This amount was accounted for as notes payable and was collateralized by six million shares of PSINet common stock owned by the Company.  Given the significant decline in the value of PSINet common stock during 2000, the Company adjusted the carrying value of this liability to approximately $3 million during the fourth quarter of 2000.

During the first quarter of 2001, the Company settled the forward sale liability for approximately 5.8 million shares of PSINet common stock.  The difference between the six million shares collateralized and the 5.8 million shares required to settle the liability were sold in the open market, generating a pretax gain of $0.5 million.

4.          Financial Instruments

The Company adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) on January 1, 2001.  SFAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value.  Fair values are determined based on quoted market prices of comparable instruments, if available, or on pricing models using current assumptions.  On the date the financial instrument is entered into, the Company designates it as either a fair value or cash flow hedge.

Upon adoption of SFAS 133 on January 1, 2001, offsetting transition adjustments related to the PSINet forward sale and the underlying 6 million shares of PSINet further described in Note 3 of the Notes to Condensed Consolidated Financial Statements were reclassified from other comprehensive income to net income.  Accordingly, there was no net cumulative effect adjustment to either net income or other comprehensive income related to these items.

As of June 30, 2001, the Company’s derivative contracts have been determined to be highly effective cash flow hedges.  Unrealized gains and losses of highly effective cash flow hedges are recorded in other comprehensive income until the underlying transaction is executed.

Interest Rate Contracts

From time to time the Company enters into interest rate swap agreements with the intent of managing its exposure to interest rate risk.  Interest rate swap agreements are contractual agreements between two parties for the exchange of interest payment streams on a notional principal amount and agreed upon fixed or floating rate, for a defined time period.  These agreements are hedges against debt obligations related to the Company’s $2.3 billion credit facility.  Realized gains and losses from the interest rate swaps are recognized as an adjustment to interest expense each period.  The interest rate swap agreements currently in place expire between 2002 and 2003.  At June 30, 2001, the interest rate swaps were a liability with a fair value of $4.5 million, resulting in after tax net losses in accumulated other comprehensive income of $2.9 million.

Marketable Equity Forward Contracts

From time to time the Company enters into forward contracts on the sale of marketable equity securities held in the Company's investment portfolio.  It is the Company's intent to manage its exposure to fluctuations in U.S. equity markets related to these minority investments.  Forward contracts are contractual agreements between two parties for the sale of borrowed shares to be settled by delivery of the equivalent number of shares owned by the Company, at an agreed upon future date.

As of June 30, 2001 the Company had entered into a forward contract for the sale of its entire 8 million shares of Corvis in order to hedge the investment.  The unrealized gain of approximately $26 million ($17 million net of tax) associated with the forward contract is recorded in Other Comprehensive Income, and will be recognized upon settlement of the contract during the third quarter of 2001.

The PSINet forward sale was settled during the first quarter of 2001.  See a detailed discussion in Note 3 of the “Notes to Condensed Consolidated Financial Statements.”

5.          Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations before the cumulative effect of a change in accounting principle for the following periods:
	Three Months		Six Months
Shares and dollars in millions	Ended June 30,		Ended June 30,
(except per share amounts)	2001	2000	2001	2000

Numerator:
Net loss from continuing operations before cumulative effect of change in accounting principle	$(28.7)	$(29.5)	$(62.7)	$(85.1)
Preferred stock dividends	2.6	2.6	5.2	2.9

Numerator for EPS and EPS assuming dilution - income applicable to common shareowners	$(31.3)	$(32.1)	$(67.9)	$(88.0)

Denominator:
Denominator for basic EPS - weighted average common shares	217.4	213.9	216.9	208.1
Potential dilution:
Stock options	—	—	—	—
Stock-based compensation arrangements	—	—	—	—

Denominator for diluted EPS per common share	217.4	213.9	216.9	208.1

Basic and Diluted EPS from continuing operations	$(0.14)	$(0.15)	$(0.31)	$(0.43)

Because the effect of their inclusion in the EPS calculation would be anti-dilutive, approximately 5.1 million additional shares related to stock options and stock-based compensation agreements are not included in the denominator of the EPS calculation.  The number of potential additional shares outstanding totals approximately 43 million if all “in the money” stock options currently outstanding were exercised, and the Company’s 6 ¾% convertible preferred stock and 6 ¾% convertible subordinated debentures were to convert.

6.          Business Segment Information

The Broadband segment utilizes its advanced optical network consisting of approximately 18,500 route miles to provide broadband transport through private line and IRU agreements, Internet services utilizing ATM and frame relay technology and long distance services to both wholesale and retail markets.  The Broadband segment also offers data collocation, information technology consulting, network construction and other services.  These services are offered nationally through the Company’s Broadwing Communications Inc. subsidiary.

The Local segment comprises the operations of the Cincinnati Bell Telephone Company (“CBT”) subsidiary which provides local telephone service, network access, data transport, high-speed Internet access and other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana.

The Wireless segment comprises the operations of the Cincinnati Bell Wireless LLC (“CBW”) subsidiary, a joint venture in which the Company owns 80.1% and AT&T Wireless Services Inc. owns the remaining 19.9%.  This segment provides advanced digital personal communications and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas.

The Other segment combines the operations of Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Directory (“CBD”), ZoomTown.com (“ZoomTown”) and Cincinnati Bell Public Communications Inc. (“Public”).  CBAD resells voice long distance service, CBD publishes Yellow Pages directories, ZoomTown provides web hosting and Internet-based services and Public provides public payphone services.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense.  The Company’s business segment information is as follows:
	Three Months		Six Months
	Ended June 30,		Ended June 30,
Millions of Dollars	2001	2000	2001	2000

Revenues
Broadband	$318.7	$239.5	$615.3	$451.5
Local	207.4	196.5	412.8	389.3
Wireless	62.7	42.6	119.8	79.3
Other	40.9	36.2	80.5	65.7
Intersegment	(21.7)	(17.0)	(42.1)	(27.8)

Total Revenues	$608.0	$497.8	$1,186.3	$958.0

Intersegment Revenues
Broadband	$12.7	$8.9	$24.6	$13.7
Local	8.5	8.0	16.6	13.8
Wireless	0.4	—	0.7	—
Other	0.1	0.1	0.2	0.3

Total Intersegment Revenues	$21.7	$17.0	$42.1	$27.8

EBITDA
Broadband	$35.5	$26.1	$68.6	$23.9
Local	105.3	96.6	209.7	187.1
Wireless	15.2	5.8	30.0	7.4
Other	5.8	0.7	10.2	(3.7)
Corporate and Eliminations	0.2	0.5	(1.8)	—

Total EBITDA	$162.0	$129.7	$316.7	$214.7

Assets
Broadband	$5,086.2	$5,052.8	$5,086.2	$5,052.8
Local	795.6	825.0	795.6	825.0
Wireless	352.2	297.8	352.2	297.8
Other	85.9	92.1	85.9	92.1
Corporate and Elminations	195.5	114.6	195.5	114.6

Total Assets	$6,515.4	$6,382.3	$6,515.4	$6,382.3

Capital Additions
Broadband	$125.6	$112.5	$275.9	$201.4
Local	32.3	45.7	64.4	89.7
Wireless	11.6	5.7	21.2	23.6
Other	5.8	3.8	12.0	6.9
Corporate and Elminations	0.3	0.5	0.5	0.5

Total Capital Additions	$175.6	$168.2	$374.0	$322.1

Depreciation and Amortization
Broadband	$91.3	$72.1	$178.1	$146.8
Local	33.5	29.9	66.3	59.5
Wireless	7.2	5.2	13.1	9.6
Other	2.5	2.0	4.6	3.9
Corporate and Elminations	0.1	—	0.2	—

Total Depreciation and Amortization	$134.6	$109.2	$262.3	$219.8

7.             Supplemental Guarantor Information

CBT, a wholly owned subsidiary of the Parent Company, has debt outstanding that is guaranteed by the Parent Company.  Substantially all of the Parent Company’s income and cash flow is generated by its subsidiaries.  Generally, funds necessary to meet the Parent Company’s debt service obligations are provided by distributions or advances from its subsidiaries.

The following information sets forth the condensed consolidating balance sheets of the Company as of June 30, 2001 and December 31, 2000 and the condensed consolidating statements of income (loss) for the three and six-month periods ended June 30, 2001 and 2000 and cash flows for the six-month periods ended June 30, 2001 and 2000.
Condensed Consolidating Statements of Income (Loss)
(In millions of dollars)
	For the quarter ended June 30, 2001

	Parent	CBT	Other	Eliminations	Total

Revenues	$-	$207.4	$422.3	$(21.7)	$608.0
Operating costs and expenses	0.5	135.4	466.9	(21.7)	581.1

Operating income	(0.5)	72.0	(44.6)	-	26.9

Interest expense	41.2	5.7	20.0	(26.2)	40.7
Other expense (income), net	(14.8)	0.2	4.7	26.2	16.3

Income (loss) before income taxes and cumulative effect of change in accounting principle	(26.9)	66.1	(69.3)	-	(30.1)
Income tax provision (benefit)	(7.1)	23.5	(17.8)	-	(1.4)

Income (loss) before cumulative effect of change in accounting principle	(19.8)	42.6	(51.5)	-	(28.7)
Income from discontinued operations, net	-	-	-	-	-
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-

Net income (loss)	$(19.8)	$42.6	$(51.5)	$-	$(28.7)

	For the quarter ended June 30, 2000

	Parent	CBT	Other	Eliminations	Total

Revenues	$-	$196.5	$318.3	$(17.0)	$497.8
Operating costs and expenses	0.3	130.0	363.8	(17.0)	477.1

Operating income	(0.3)	66.5	(45.5)	-	20.7

Interest expense	36.7	5.6	23.9	(26.0)	40.2
Other expense (income), net	(13.6)	(0.3)	2.8	26.2	15.1

Income (loss) before income taxes and cumulative effect of change in accounting principle	(23.4)	61.2	(72.2)	(0.2)	(34.6)
Income tax provision (benefit)	(4.8)	21.4	(21.7)	-	(5.1)

Income (loss) before cumulative effect of change in accounting principle	(18.6)	39.8	(50.5)	(0.2)	(29.5)
Income from discontinued operations, net	-	-	-	0.2	0.2
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-

Net income (loss)	$(18.6)	$39.8	$(50.5)	$-	$(29.3)

Condensed Consolidating Statements of Income (Loss)
(In millions of dollars)
	For the six months ended June 30, 2001

	Parent	CBT	Other	Eliminations	Total

Revenues	$-	$412.8	$815.6	$(42.1)	$1,186.3
Operating costs and expenses	4.5	275.9	903.6	(42.1)	1,141.9

Operating income	(4.5)	136.9	(88.0)	-	44.4

Interest expense	85.5	11.1	44.7	(58.2)	83.1
Other expense (income), net	(34.6)	0.7	6.0	58.2	30.3

Income (loss) before income taxes and cumulative effect of change in accounting principle	(55.4)	125.1	(138.7)	-	(69.0)
Income tax provision (benefit)	(15.4)	44.6	(35.5)	-	(6.3)

Income (loss) before cumulative effect of change in accounting principle	(40.0)	80.5	(103.2)	-	(62.7)
Income from discontinued operations, net	-	-	-	-	-
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-

Net income (loss)	$(40.0)	$80.5	$(103.2)	$-	$(62.7)

	For the six months ended June 30, 2000

	Parent	CBT	Other	Eliminations	Total

Revenues	$-	$389.3	$596.5	$(27.8)	$958.0
Operating costs and expenses	0.8	261.7	728.2	(27.8)	962.9

Operating income	(0.8)	127.6	(131.7)	-	(4.9)

Interest expense	69.5	11.3	41.9	(46.1)	76.6
Other expense (income), net	(21.7)	0.1	(3.8)	46.4	21.0

Income (loss) before income taxes and cumulative effect of change in accounting principle	(48.6)	116.2	(169.8)	(0.3)	(102.5)
Income tax provision (benefit)	(3.6)	40.7	(54.5)	-	(17.4)

Income (loss) before cumulative effect of change in accounting principle	(45.0)	75.5	(115.3)	(0.3)	(85.1)
Income from discontinued operations, net	-	-	-	0.3	0.3
Cumulative effect of change in accounting principle, net of tax	-	(0.8)	-	-	(0.8)

Net income (loss)	$(45.0)	$74.7	$(115.3)	$-	$(85.6)

Condensed Consolidating Balance Sheets
(In millions of dollars)
	June 30, 2001

	Parent	CBT	Other	Eliminations	Total

Cash and cash equivalents	$14.3	$-	$5.8	$-	$20.1
Receivables, net	-	88.8	251.2	-	340.0
Other current assets	9.8	55.6	68.9	(3.3)	131.0
Intercompany receivables	2.3	-	-	(2.3)	-

Total current assets	26.4	144.4	325.9	(5.6)	491.1
Property, plant and equipment, net	1.7	632.5	2,515.1	-	3,149.3
Goodwill and other intangibles, net	1.1	-	2,499.7	-	2,500.8
Investments in subsidiaries and other entities	2,428.2	-	113.9	(2,427.0)	115.1
Other noncurrent assets	105.9	18.7	168.0	(33.5)	259.1
Intercompany receivables - noncurrent	1,584.6	-	-	(1,584.6)	-
Net assets from discontinued operations	-	-	-	-	-

Total assets	4,147.9	795.6	5,622.6	(4,050.7)	6,515.4

Short-term debt	59.4	6.8	46.5	-	112.7
Accounts payable	1.9	51.3	197.7	-	250.9
Other current liabilities	20.9	77.6	387.0	22.0	507.5
Intercompany payables - current	-	2.2	-	(2.2)	-

Total current liabilities	82.2	137.9	631.2	19.8	871.1
Long-term debt, less current portion	2,250.3	327.2	49.4	-	2,626.9
Other noncurrent liabilities	80.8	72.4	567.7	(58.9)	662.0
Intercompany payables - noncurrent	-	-	1,584.6	(1,584.6)	-

Total liabilities	2,413.3	537.5	2,832.9	(1,623.7)	4,160.0
Minority interest	-	-	15.0	419.5	434.5
Mezzanine financing	-	-	419.5	(419.5)	-
Shareowners' equity	1,734.6	258.1	2,355.2	(2,427.0)	1,920.9

Total liabilities and shareowners' equity	4,147.9	795.6	5,622.6	(4,050.7)	6,515.4

	December 31, 2000

	Parent	CBT	Other	Eliminations	Total

Cash and cash equivalents	$5.8	$-	$32.1	$-	$37.9
Receivables, net	-	101.4	229.2	-	330.6
Other current assets	5.5	50.6	40.6	(2.5)	94.2
Intercompany receivables	1,429.6	-	-	(1,429.6)	-

Total current assets	1,440.9	152.0	301.9	(1,432.1)	462.7
Property, plant and equipment, net	1.3	632.2	2,345.5	-	2,979.0
Goodwill and other intangibles, net	1.1	-	2,558.3	-	2,559.4
Investments in subsidiaries and other entities	2,874.8	-	253.2	(2,873.1)	254.9
Other noncurrent assets	102.9	40.8	155.8	(78.3)	221.2
Net assets from discontinued operations	-	-	-	0.4	0.4

Total assets	4,421.0	825.0	5,614.7	(4,383.1)	6,477.6

Short-term debt	-	5.7	8.3	-	14.0
Accounts payable	9.0	45.9	189.5	-	244.4
Other current liabilities	42.0	91.3	323.5	12.1	468.9
Intercompany payables – current	-	31.1	-	(31.1)	-

Total current liabilities	51.0	174.0	521.3	(19.0)	727.3
Long-term debt, less current portion	2,128.8	324.2	54.0	-	2,507.0
Other noncurrent liabilities	74.5	69.8	736.7	(93.0)	788.0

Intercompany payables - noncurrent	-	-	1,377.7	(1,377.7)	-

Total liabilities	2,254.3	568.0	2,689.7	(1,489.7)	4,022.3
Minority interest	423.6	-	10.2	-	433.8
Mezzanine financing	-	-	423.6	(423.6)	-
Shareowners' equity	1,743.1	257.0	2,491.2	(2,469.8)	2,021.5

Total liabilities and shareowners' equity	4,421.0	825.0	5,614.7	(4,383.1)	6,477.6

Condensed Consolidating Statements of Cash Flows
(In millions of dollars)
	For the six months ended June 30, 2001

	Parent	CBT	Other	Eliminations	Total

Cash Flows from operating activities	$(10.9)	$168.7	$(26.7)	$-	$131.1

Capital expenditures	(0.5)	(64.4)	(309.1)	-	(374.0)
Other investing activities	-	-	28.4	-	28.4

Cash Flows from investing activities	(0.5)	(64.4)	(280.7)	-	(345.6)

Issuance of long-term debt/capital contributions	209.1	(108.3)	265.6	(0.4)	366.0
Repayment of long-term debt	(200.0)	-	(2.8)	-	(202.8)
Short-term borrowings and capital leases, net	0.1	4.0	42.9	-	47.0
Issuance of common shares - exercise of stock options	16.0	-	-	-	16.0
Other financing activities	(5.2)	-	(24.7)	-	(29.9)

Cash Flows from financing activities	20.0	(104.3)	281.0	(0.4)	196.3

Cash Flows from discontinued operations	-	-	-	0.4	0.4

Increase (decrease) in cash and cash equivalents	8.6	-	(26.4)	-	(17.8)
Beginning cash and cash equivalents	5.7	-	32.2	-	37.9

Ending cash and cash equivalents	$14.3	$-	$5.8	$-	$20.1

	For the six months ended June 30, 2000

	Parent	CBT	Other	Eliminations	Total

Cash Flows from operating activities	$34.4	$170.2	$(95.8)	-	$108.8

Capital expenditures	(0.5)	(89.7)	(231.9)	-	(322.1)
Other investing activities	0.3	-	(41.8)	-	(41.5)

Cash Flows from investing activities	(0.2)	(89.7)	(273.7)	-	(363.6)

Issuance of long-term debt/capital contributions	(121.0)	(67.0)	745.0	-	557.0
Repayment of long-term debt	-	-	(404.0)	-	(404.0)
Short-term borrowings, net	-	3.4	1.6	-	5.0
Issuance of common shares - exercise of stock options	52.6	-	-	-	52.6
Other financing activities	(4.5)	-	(24.9)	-	(29.4)

Cash Flows from financing activities	(72.9)	(63.6)	317.7	-	181.2

Cash Flows from discontinued operations	-	-	-	8.3	8.3

Increase (decrease) in cash and cash equivalents	(38.7)	16.9	(51.8)	8.3	(65.3)
Beginning cash and cash equivalents	43.8	(16.9)	53.9	-	80.8

Ending cash and cash equivalents	$5.1	$-	$2.1	$8.3	$15.5

8.     Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

In the course of closing the Company’s merger with IXC, the Company became aware of IXC’s possible non-compliance with certain requirements under state and federal environmental laws.  Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of the former IXC facilities and operations and, by letter dated November 9, 1999, disclosed potential non-compliance at the former IXC facilities to the U.S. Environmental Protection Agency (“EPA”) under the Agency’s Self-Policing Policy.  The Company made similar voluntary disclosures to various state authorities.  The EPA determined that the Company appears to have satisfied the “prompt disclosure” requirement of the Self-Policing Policy for the Company to complete its environmental audit of all former IXC facilities and report any violations to the Agency.  The Company filed its preliminary environmental audit report with the EPA in September 2000.

On January 30, 2001, the EPA issued a Notice of Determination which stated that the EPA would not assess civil penalties with respect to the reported non-compliance under the Clean Air Act due to the Company having satisfied the Self-Policing Policy.  On January 30, 2001, the EPA and the Company executed a Consent Agreement to resolve the reported Emergency Planning and Community Right-to-Know Act non-compliance.   In the Consent Agreement, the Company agreed to pay an immaterial civil penalty in full satisfaction of its liability to the EPA for the non-compliance.  On May 1, 2001, the United States EPA Environmental Appeals Board entered a Final Order approving the Consent Agreement.

The Company is working with several state environmental protection agencies to bring the Company into compliance with all applicable regulations, and to develop procedures to ensure future compliance.

The Company believes that the resolution of the above matters, and any other matters not specifically noted, for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company’s financial condition.

9.          Recently Issued Accounting Standards

Effective January 1, 2001, the Company adopted SFAS 133.  The adoption of SFAS 133 did not have a material effect on the Company’s financial position or results of operations.  The Company does not invest in derivatives for trading purposes, nor does it enter into interest rate transactions for speculative purposes.  See Note 4 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of the Company’s derivative instruments.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.  As required, the Company adopted SAB 101 in the fourth quarter of 2000 and modified its revenue recognition policies retroactive to January 1, 2000 to recognize service activation revenues and associated direct incremental costs over their respective customer lives.  Therefore, the quarterly results reported during the first three quarters of 2000 have been restated.  The adoption of this accounting change resulted in a one-time, non-cash, after-tax charge of $0.8 million in the first quarter of 2000, having virtually no effect on reported earnings per share.  In the second quarter of 2001, the Company recognized $1.7 million in additional revenues and $1.7 million in incremental direct expenses pertaining to amounts included in the cumulative effect adjustment for SAB 101 as of January 1, 2000.

On June 29, 2001 the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 “Business Combinations” ("SFAS 141").  SFAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 29, 2001.  SFAS 141 also established specific criteria for the recognition of intangible assets separately from goodwill.

On June 29, 2001 the FASB also issued Statements of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” ("SFAS 142").  SFAS 142 requires cessation of the amortization of goodwill and annual impairment testing of those assets.   The Company will adopt SFAS 142 on January 1, 2002, as required.  The Company is currently evaluating the impact, if any, that SFAS 141 and 142 will have on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties.  The Company’s future results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Form 10-K for the year ended December 31, 2000.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and segment data.  Results for interim periods may not be indicative of the results for the full years.  The symbol “n/m” is used to refer to calculations in which the result is not meaningful

Results of operations are as follows:	(Unaudited)				(Unaudited)
	Three Months				Six Months
	Ended June 30,				Ended June 30,

	2001	2000	Change	%	2001	2000	Change	%

($Millions)

Revenues:
Broadband	$318.7	$239.5	$79.2	33%	$615.3	$451.5	$163.8	36%
Local	207.4	196.5	10.9	6%	412.8	389.3	23.5	6%
Wireless	62.7	42.6	20.1	47%	119.8	79.3	40.5	51%
Other	40.9	36.2	4.7	13%	80.5	65.7	14.8	23%
Intersegment	(21.7)	(17.0)	(4.7)	28%	(42.1)	(27.8)	(14.3)	51%

Total revenues	608.0	497.8	110.2	22%	1,186.3	958.0	228.3	24%

Costs and expenses:
Cost of sales	291.8	229.4	62.4	27%	571.8	447.3	124.5	28%
Selling, general and administrative	154.2	138.7	15.5	11%	297.8	296.0	1.8	1%

Total costs and expenses	446.0	368.1	77.9	21%	869.6	743.3	126.3	17%

EBITDA	162.0	129.7	32.3	25%	316.7	214.7	102.0	48%

Depreciation	105.9	81.1	24.8	31%	205.1	163.6	41.5	25%
Amortization	28.7	28.1	0.6	2%	57.2	56.2	1.0	2%
Restructuring charges (credits)	0.5	(0.2)	0.7	n/m	10.0	(0.2)	10.2	n/m

Operating income (loss)	26.9	20.7	6.2	30%	44.4	(4.9)	49.3	n/m

Minority interest expense	12.7	11.0	1.7	15%	25.4	21.9	3.5	16%
Equity loss in unconsolidated entities	0.7	4.0	(3.3)	(83)%	4.0	6.0	(2.0)	(33)%
Interest expense	40.7	40.2	0.5	1%	83.1	76.6	6.5	8%
Other (income) expense, net	2.9	0.1	2.8	n/m	0.9	(6.9)	7.8	n/m

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(30.1)	(34.6)	4.5	(13)%	(69.0)	(102.5)	33.5	(33)%
Income tax benefit	(1.4)	(5.1)	3.7	(73)%	(6.3)	(17.4)	11.1	(64)%

Loss from continuing operations before cumulative effect of change in accounting principle	(28.7)	(29.5)	0.8	(3)%	(62.7)	(85.1)	22.4	(26)%
Income from discontinued operations, net of taxes	—	0.2	(0.2)	(100)%	—	0.3	(0.3)	(100)%
Cumulative effect of change in accounting principle, net of taxes	—	—	—	n/m	—	(0.8)	0.8	(100)%

Net loss	(28.7)	(29.3)	0.6	(2)%	(62.7)	(85.6)	22.9	(27)%

Dividends and accretion applicable to preferred stock	2.6	2.6	—	0%	5.2	2.9	2.3	79%

Net loss attributable to common shareowners	$(31.3)	$(31.9)	$0.6	(2)%	$(67.9)	$(88.5)	$20.6	(23)%

Basic and diluted loss per common share	$(0.14)	$(0.15)	$0.01	(7)%	$(0.31)	$(0.43)	$0.12	(28)%

CONSOLIDATED OVERVIEW

Consolidated revenues totaled $608 million in the second quarter of 2001, which was $110 million, or 22%, greater than the same quarter in 2000.  For the six-month period ended June 30, 2001 revenues increased $228 million or 24% over the same period in 2000 to $1,186 million.  Revenue growth generated by data, wireless and internet services totaled 93% for the quarter and 85% year-to-date, with the Broadband segment producing 72% of the revenue growth during both periods.

Broadband segment revenues of $319 million for the second quarter and $615 million year-to-date were $79 million, or 33%, greater for the quarter and $164 million, or 36%, higher than the first six months of 2000.  The bulk of the growth in this segment came from broadband transport, data and Internet and other services.  This was despite the $10 million of revenue from receipt of warrants associated with a field trial of optical equipment in the second quarter of 2000 that did not repeat.

The Local segment produced revenue totaling $207 million during the second quarter and $413 million for the first six months of the year for an increase of $11 million, or 6% for the quarter, and $24 million, or 6% year-to-date.  The Wireless segment contributed $20 million in additional revenues for the quarter and $41 million for the first six months of the year, representing increases of 47% and 51%, respectively, resulting in revenues of $63 million and $120 million, respectively.  Other segment revenues grew $5 million and $15 million for the quarter and year-to date periods, or 13% and 23%. This growth was primarily the result of the CBAD “Any Distance” offering coupled with growing managed hosting and public phone services.

Cost of sales totaled $292 million in the second quarter and $572 million year-to-date in 2001 compared to $229 million and $447 million in the respective prior year periods.  These amounts represent increases of 27% or $62 million, and 28% or $125 million, respectively.  The increases are primarily attributable to higher network construction project expenses and costs associated with information technology consulting.  These increases of $55 million for the quarter and $109 million year-to-date were incurred by the Broadband segment, with remaining cost increases being the result of subscriber increases in the Wireless segment.

Selling, general and administrative (“SG&A”) expenses of $154 million increased $16 million, or 11%, from the second quarter of 2000.  For the six-month period ended June 30, 2001, SG&A expenses increased only $2 million or 1%.  The quarterly increase is related to employee additions in the sales and customer support functions.

EBITDA of $162 million increased 25%, or $32 million, for the second quarter.  Year-to-date EBITDA of $317 million increased 48%, or $102 million, over the comparable period of 2000, with all segments contributing to the increase.  The Broadband segment contributed 29% of the increase for the second quarter and 44% of the increase year-to-date.  The Local and Wireless segments each contributed approximately 28% of the EBITDA growth for the quarter and 22% year-to-date.  EBITDA margin expanded to 27% in both the second quarter and year-to-date from 26% and 22% in the comparable year earlier periods.

Depreciation expense increased by 31%, or $25 million, in the second quarter and by 25%, or $42 million, year-to date.  The increase was primarily driven by the Broadband segment and reflects the completion of the build out of its national optical network.  The remainder of the increase was incurred by the Local and Wireless segments as they continue to maintain and enhance their networks.  Amortization expense of $29 million for the quarter and $57 million year-to-date relates to purchased goodwill and other intangible assets and was virtually unchanged compared to the comparable periods of 2000.

In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati-based subsidiaries, including CBT, CBAD, CBW, Public and CBD in order to create one centralized “Cincinnati Bell” for its customers.  Total restructuring costs of $9.4 million were recorded in the first quarter of the year pertaining to the 2001 restructuring plan and consisted of $2.5 million related to lease terminations and $6.9 million related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for 114 employees.  The severance payments are expected to be substantially complete by December 31, 2001.  The lease terminations are expected to be complete by March 31, 2002.  As of June 30, 2001 nearly all of the employee separations had been completed for a total cash expenditure of $5.4 million.  An additional expense of $0.5 million was recorded in the second quarter of 2001 pertaining to severance benefits in excess of the original estimate.

Operating income improved by $6 million in the second quarter and by $49 million for the first six months of the year, from income of $21 million in 2000 to $27 million in 2001 and from a loss of  $5 million year-to-date in 2000 to income of $44 million in 2001 on the strength of significant improvements from the Local and Wireless segments.

Minority interest expense includes dividends and accretion on the 12½% preferred stock of Broadwing Communications and the 19.9% minority interest of AT&T Wireless Services Inc. in the net income of the Company’s Cincinnati Bell Wireless LLC venture. For the second quarter, minority interest expense grew to $13 million from $11 million and to $25 million from $22 million year-to-date, representing an increase of 16% in each period.  For the quarter and year-to-date, the increase is due to improved profitability of the wireless venture.

The Company recorded a $1 million equity-share loss on its Applied Theory investment during the second quarter of 2001 and $4 million year-to-date versus $4 million and $6 million in the respective prior year periods.  The decline in the losses in both periods is due to the change from the equity method of accounting for this investment to the "mark-to-market" method of accounting as a decline in the Company’s ownership percentage in the second quarter of 2001 made it unable to exercise significant influence over the operations of the investee.  The Company expects to record no further equity losses on this investment.

Interest expense of $41 million for the quarter increased $1 million or 1% compared to the second quarter of 2000.  The increase is the net effect of a $10 million increase due to higher debt levels, offset by $7 million due to lower interest rates and $2 million in additional capitalization of interest expense related to construction projects (thereby reducing interest expense).  On a year-to-date basis, interest expense increased $6.5 million or 8% to $83 million as a result of higher borrowing levels only partially offset by lower interest rates and additional capitalized interest.

Other expense was minimal in both periods for both 2001 and 2000.

The income tax benefit of $1 million during the second quarter and $6 million year-to-date in 2001 is $4 million and $11 million, respectively, less than the $5 million and $17 million benefit in the comparable periods of 2000.  The reduction in the benefit is due to improved operating results in the periods presented.

The Company reported a net loss of $29 million in the second quarter and $63 million year-to-date in 2001 compared to a loss of $29 million and $86 million for comparable periods in 2000.  The loss per share in the second quarter of $0.14 was $.01 less than the $0.15 loss in the prior year.  The prior year loss, however, included $.03 of one-time gains related to receipt of warrants for an optical field trial.  Excluding non-recurring items, the Company reported a net loss of $0.14 per share for the quarter versus a net loss of $0.18 per share for the same quarter in 2000.  On a year-to-date basis, the loss per common share of $0.31 for 2001 is $0.12 better than the $0.43 loss per common share in 2000.  Excluding non-recurring items, the Company reported a net loss of $0.31 per share year-to-date versus a net loss of $0.46 per share for the same period in 2000.

BROADBAND

	(Unaudited)				(Unaudited)
	Three Months Ended June 30,				Six Months Ended June 30,

	2001	2000	Change	%	2001	2000	Change	%

($Millions)

Revenues
Broadband transport	$121.0	$95.5	$25.5	27%	$232.7	$185.8	$46.9	25%
Switched services	92.4	97.4	(5.0)	(5)%	196.3	200.4	(4.1)	(2)%
Data and Internet	34.0	12.0	22.0	183%	61.0	21.7	39.3	181%
Other services	71.3	34.6	36.7	106%	125.3	43.6	81.7	187%

Total revenues	318.7	239.5	79.2	33%	615.3	451.5	163.8	36%

Costs and Expenses:
Cost of sales	194.1	139.2	54.9	39%	372.9	264.4	108.5	41%
Selling, general and administrative	89.1	74.2	14.9	20%	173.8	163.2	10.6	6%

Total costs and expenses	283.2	213.4	69.8	33%	546.7	427.6	119.1	28%

EBITDA	$35.5	$26.1	$9.4	36%	$68.6	$23.9	$44.7	187%

The Broadband segment utilizes its advanced optical network consisting of approximately 18,500 route miles to provide broadband transport through private line and indefeasible right of use ("IRU") agreements, Internet services utilizing ATM and frame relay technology, and long distance services to both wholesale and retail markets.  The Broadband segment also offers data collocation, information technology consulting, network construction and other services.  These services are offered nationally by the Company’s Broadwing Communications Inc. subsidiary.

Broadband transport services are comprised of the lease of dedicated circuits to customers.  These services are sold on a lease and IRU basis.  Switched services represent the transmission of long distance traffic to retail business customers and resellers.  Data and Internet services include providing ATM/frame relay, data collocation and web hosting.  Other services are comprised of information technology consulting and network construction services.

Revenues

Revenue growth in excess of 30% continued in the second quarter and for the first six months of 2001 versus the comparable 2000 periods, with increases of $79 million, or 33%, and $164 million, or 36%, in the respective periods.  Ninety-one percent of the revenue growth in the current quarter and 82% for the first six months was generated by data services.

Broadband transport revenues increased $26 million in the current quarter, growing 27% to $121 million.  The six-month period produced similar improvement, with 25% growth providing an additional $47 million in revenues. Growth in broadband transport revenue is being driven by continued demand for high-bandwidth transport from enterprise customers, carriers, Internet backbone providers and Internet service providers.

Switched services revenue decreased 5% for the quarter and 2% for the six-month period, decreasing $5 million and $4 million, respectively, from prior year results. This decrease is the result of a focus on data services and accompanying de-emphasis on sales of lower margin voice services.  At the same time, Broadwing Communications has made an effort to minimize sales to less creditworthy customers in the wake of increasing bankruptcies in the wholesale segment of this market.

Data and Internet revenues increased $22 million, or 183%, and $39 million, or 181%, versus the prior year three- and six-month periods.  Data and Internet revenues continue to grow on the strength of demand for dedicated IP, ATM/frame relay, collocation services and equipment sales.

Other revenues grew nearly $37 million, or 106%, versus the prior year quarter and $82 million, or 187%, year-to-date.  Excluding the effect of the non-recurring benefit from the receipt of warrants in the first six months of 2000, other revenue growth would have been $47 million, or 189% for the second quarter, and $92 million, or 273% year-to-date.  Information technology consulting and hardware revenues provided an additional $25 million in the current quarter and $48 million year-to-date.  Network construction revenue increased $22 million in the current quarter and $44 million year-to-date on the strength of a large construction project.

Costs and Expenses

Cost of sales primarily reflect access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs for information technology consulting. In the current quarter, cost of sales amounted to $194 million, a 39% increase over the $139 million incurred during the second quarter of 2000.  For the six-month period ended June 30, 2001, the $373 million incurred represented a 41% increase over the $264 million incurred during the same period in 2000.  These increases were driven primarily by costs needed to support the revenue growth of broadband transport, data and internet services, information technology consulting and network construction.

Selling, general and administrative (“SG&A”) expenses were higher in the current quarter, with expenses of $89 million representing a 20% increase over the prior year quarter.  For the six-month period ended June 30, 2001, SG&A expenses of $174 million were 6% higher than in the respective prior period.  The majority of the increase in both periods was attributable to an increase in wages and benefits as approximately 700 employees were added in support of new products and services, primarily for sales positions across all segments.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased in the current quarter by $9 million, or 36%, to $36 million and year-to-date increased $45 million, or 187%, to $69 million.  EBITDA contributed by the receipt of warrants during the second quarter of 2000 totaled $9 million for the quarter and year-to-date periods.

LOCAL

	(Unaudited)				(Unaudited)
	Three Months Ended June 30,				Six Months Ended June 30,

	2001	2000	Change	%	2001	2000	Change	%

($Millions)

Revenues
Local service	$116.6	$111.7	$4.9	4%	$232.0	$223.0	$9.0	4%
Network access	51.8	49.3	2.5	5%	103.5	97.6	5.9	6%
Other services	39.0	35.5	3.5	10%	77.3	68.7	8.6	13%

Total revenues	207.4	196.5	10.9	6%	412.8	389.3	23.5	6%

Costs and Expenses:
Cost of sales	66.5	64.1	2.4	4%	137.4	130.6	6.8	5%
Selling, general and administrative	35.6	35.8	(0.2)	(1)%	65.7	71.6	(5.9)	(8)%

Total costs and expenses	102.1	99.9	2.2	2%	203.1	202.2	0.9	-

EBITDA	$105.3	$96.6	$8.7	9%	$209.7	$187.1	$22.6	12%

The Local segment provides local telephone service, network access, data transport, high-speed Internet access and other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana.  These services are provided by the Company’s Cincinnati Bell Telephone Company (“CBT”) subsidiary.

Revenues

Revenues increased $11 million to $207 million with all revenue categories contributing to the 6% growth during the second quarter of 2001.  For the six months ended June 30, 2001, revenues increased $24 million to $413 million for a growth rate of 6% over the comparable period in 2000.  Of the quarterly increase, 96% resulted from high-speed data and Internet services, while these same services contributed 91% of total growth on a year-to-date basis.  CBT continues to leverage the investment in its network assets through the sale of value-added services such as custom calling features.  The sale of these and other value-added services, primarily through the Company’s bundled Complete Connections® offering, was the driver of the remaining revenue growth.

Local service revenues grew at a 4% rate during the quarter and year-to-date for a total increase of $5 million and $9 million, respectively.  Local services contributed 45% of the revenue growth for the second quarter and 38% for the first six months of 2001.  The Company’s Complete Connections® calling service bundle added 14,000 subscribers in the second quarter of 2001, bringing total residential subscribership to 213,000 or 32% of all residential lines. Of the 213,000 total Complete Connections subscribers, nearly 20,000 have chosen CBT’s all-inclusive product bundling offer, Complete Connections Universal®, which allows the customer to consolidate high-speed data transport, local service, custom-calling features, Internet access, wireless and long distance services on one bill.

CBT has achieved similar success with the Company’s ZoomTownSM ADSL high-speed data transport service with subscribership now at 50,000, a 74% increase over the second quarter of 2000.  CBT is now able to provision asynchronous digital subscriber line (“ADSL”) service across the vast majority of its regional network infrastructure, as 82% of its access lines are loop-enabled for ADSL transport.

Network access revenues of $52 million totaled a 5%, or $3 million, increase over the second quarter of 2000.  For the six months ended June 30, 2001, network access revenues increased $6 million or 6% to $104 million compared to the year earlier period.  Digital and optical voice-grade equivalents (“VGEs”) representing CBT’s digital and optical product offerings increased 50% over the prior year, driving growth in these services.

Other services revenue grew 10% or $4 million in the current quarter and 13% or $9 million during the first six months of 2001, bringing total revenues to $39 million and $77 million, respectively. The Company’s Internet access service (FUSE®) added 3,000 new subscribers during the second quarter, bringing total subscribership at the end of the quarter to 89,000.  The bulk of the increase in the other services category is attributable to equipment sales and related installation and maintenance, and the resale of broadband products.

Costs and Expenses

Cost of sales of $67 million in the second quarter totaled 4% more than the second quarter of 2000, a $2 million increase. Year-to-date, these costs increased $7 million or 5% to $137 million.  CBT incurred increases totaling $11 million during the quarter and $19 million year-to-date in the cost of materials for equipment sales, resale of national broadband products and customer care expenses for the high-speed internet access service.  These increases were offset by reductions of $9 million for the quarter and $12 million year-to-date in labor costs due to lower headcount and reciprocal compensation expense due to recent regulatory rulings.  As revenue increased slightly more than expenses, gross profit margins improved by one margin point to 68% for the quarter and 67% for the six-month period ended June 30, 2001.

SG&A expenses were flat in the second quarter and down 8%, or $6 million, through the first six months of the year due substantially to a $5 million reduction in advertising expenses as a major advertising campaign for CBT’s bundled product offering in 2000 was not repeated in 2001.  Reduced headcount also contributed to the decrease.

As a result of the above, EBITDA reached $105 million in the current quarter, a $9 million, or 9%, increase over the same quarter in 2000.   On a year-to-date basis, EBITDA increased $23 million or 12% over the comparable 2000 period.  Similar improvement was achieved with regard to EBITDA margin, which expanded by two margin points during the quarter and three margin points year-to-date to 51% for both periods in 2001.

CBT continues to improve its margins, EBITDA and profitability by leveraging the investment in its telecommunications network to offer new value-added products and services without significant incremental costs.  Furthermore, CBT is able to offer a wide variety of telecommunications services at attractive prices with the added convenience of one customer bill.  As a result, CBT has lost only approximately 2% of access lines since the commencement of competition in its operating area.

WIRELESS

	(Unaudited)				(Unaudited)
	Three Months Ended June 30,				Six Months Ended June 30,

	2001	2000	Change	%	2001	2000	Change	%

($ Millions)

Revenues
Service	$58.9	$40.0	$18.9	47%	$112.5	$73.3	$39.2	53%
Equipment	3.8	2.6	1.2	46%	7.3	6.0	1.3	22%

Total revenues	62.7	42.6	20.1	47%	119.8	79.3	40.5	51%

Costs and Expenses:
Cost of sales	25.8	19.2	6.6	34%	50.2	36.8	13.4	36%
Selling, general and administrative	21.7	17.6	4.1	23%	39.6	35.1	4.5	13%

Total costs and expenses	47.5	36.8	10.7	29%	89.8	71.9	17.9	25%

EBITDA	$15.2	$5.8	$9.4	162%	$30.0	$7.4	$22.6	n/m

The Wireless segment comprises the operations of Cincinnati Bell Wireless LLC, a venture in which the Company owns 80.1% and AT&T Wireless Services Inc. ("AWS") owns the remaining 19.9%.  This segment provides advanced digital personal communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas.  Services are provided over the Company’s regional and AWS' national wireless networks.

Revenues

Wireless revenues grew 47% to $63 million in the second quarter of 2001, while revenues for the first six months of 2001 grew 51% to $120 million.  The revenue growth of $20 million and $41 million, respectively, was the result of higher service revenues for both postpaid and prepaid subscribership.  Postpaid revenues accounted for approximately 55% of the revenue growth in both periods, with a substantial amount of the remaining growth coming from prepaid service revenue. Equipment sales increased 46% for the quarter and 22% year-to-date due to a highly successful handset promotion during the second quarter.

Approximately 36,000 net subscribers were added during the quarter, with approximately 56% of the growth coming from the postpaid category and the remainder from prepaid services. Year-to-date, the Wireless segment has added 76,000 subscribers, with 45% of the growth generated by the postpaid category and the remainder from prepaid services.  Total postpaid subscribership now stands at 276,000.  Subscribership to the i-wirelessSM prepaid product grew from approximately 47,000 subscribers at the end of the second quarter of 2000 to approximately 139,000 at the end of the second quarter of 2001. i-wirelessSM represents an efficient use of the Company’s wireless network as the subscribers generally make use of the network during off-peak periods.  In addition, the cost per gross addition (“CPGA”) for i-wirelessSM subscribers is approximately half that of postpaid subscribers.  Total wireless subscribership now stands at approximately 415,000, a 74% increase versus the second quarter of the prior year.

Average revenue per unit ("ARPU") from postpaid subscribers of $64 during the quarter decreased from  $70 in the second quarter of 2000 due to pricing pressure from increased competition.  Average monthly customer churn remained low at 1.38% for postpaid subscribers.

Costs and Expenses

Cost of sales consists largely of incollect expense generated by CBW subscribers using their handsets while in the territories of other wireless service providers, in addition to network operations costs, customer care and the cost of equipment sold. These costs were $26 million during the second quarter of 2001, or 41% of revenue, less than the 45% of revenue incurred during the same quarter in 2000.  Year-to-date in 2001, these costs totaled $50 million or 42% of revenue, compared to $37 million and 46% of revenue in the same six month period of 2000   In total, cost of sales increased $7 million, or 34%, during the quarter and $13 million, or 36%, year-to-date, due primarily to increased subscribership and the associated incollect expense and handset costs.

Gross profit and gross profit margin also continued to improve, increasing to $37 million and 59%, respectively, for the quarter and $70 million and 58% year-to-date.  Gross profit margin of 59% in the second quarter and 58% year-to-date represent four points and five points, respectively, in gross margin improvement versus comparable periods in 2000.

SG&A expenses include the cost of customer acquisition, which consists primarily of customer handset subsidies, advertising, distribution and promotional expenses.  These costs increased by $4 million or 23% in the second quarter and $5 million or 13% during the first six months of 2001. Approximately 89% percent of the year-to-date increase and the entire quarterly increase resulted from the cost associated with the successful handset promotion noted above.  The increased costs associated with the handset promotion caused CPGA for postpaid customers to increase to $358 in the second quarter, or 6% more than the $339 incurred in the same period in 2000.  SG&A expenses continued to decrease significantly as a percentage of total revenue, declining from 41% of revenues in the second quarter of 2000 to 35% in 2001 and from 44% in the first six months of 2000 to 33% year-to-date in 2001.

The Wireless segment continues to substantially improve EBITDA as the Company leverages its network investment and benefits from an embedded customer base, low customer churn and ongoing promotional efforts.  In the current quarter, EBITDA of over $15 million represented a $9 million improvement over the same quarter in the prior year. EBITDA for the first six months of 2001 totaled $30 million, compared to $7 million for the comparable period in 2000.  EBITDA margin improved to 24% in the current quarter, an increase of ten margin points over the 14% EBITDA margin reported in the second quarter of 2000.  On a year-to-date basis, EBITDA margin improved to 25%, an increase of 16 margin points over the 9% EBITDA margin reported in the first half of 2000.

OTHER

	(Unaudited)				(Unaudited)
	Three Months Ended June 30,				Six Months Ended June 30,

	2001	2000	Change	%	2001	2000	Change	%

($ Millions)

Revenues	$40.9	$36.2	$4.7	13%	$80.5	$65.7	$14.8	23%

Costs and Expenses:
Cost of sales	24.2	21.6	2.6	12%	48.1	38.8	9.3	24%
Selling, general and administrative	10.9	13.9	(3.0)	(22)%	22.2	30.6	(8.4)	(27)%

Total costs and expenses	35.1	35.5	(0.4)	(1)%	70.3	69.4	0.9	1%

EBITDA	$5.8	$0.7	$5.1	n/m	$10.2	$(3.7)	$13.9	n/m

The Other segment comprises the operations of the Company’s Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Directory (“CBD”), ZoomTown.com (“ZoomTown”) and Cincinnati Bell Public Communications (“Public”) subsidiaries.  The results of operations of Cincinnati Bell Supply are no longer reflected in this segment pursuant to the sale of this business in the second quarter of 2000.

Revenues

Revenues of $41 million for the quarter and $81 million year-to-date were 13% and 23% increases over the respective prior year periods.  CBAD produced the majority of the revenue growth in both the quarter and year-to-date based on the success of its “Any Distance” long distance service offering.  This offer has been successful in capturing 497,000 subscribers in Cincinnati and Dayton, Ohio, representing residential and business market shares of 65% and 34%, respectively.

CBD continues to account for nearly half of the revenues in this segment as growth improved by 1% during the quarter and year-to-date.  ZoomTown’s web hosting and content business produced over $1 million in additional revenues during the second quarter and nearly $3 million year-to-date compared to the year earlier.  Revenues from Public increased nearly $1 million for the quarter and approximately $2 million year-to-date, contributing the remaining revenue growth in the Other segment.

Costs and Expenses

Cost of sales totaled $24 million in the current quarter and $48 million year-to-date, representing increases of 12% and 24%, respectively.  CBAD costs increased nearly $1 million during the quarter and nearly $5 million year-to-date due to increased access charges as volume continued to grow. Nearly half of the increase for the quarter and one-third year-to-date, or $1 million and $3 million respectively, was incurred by ZoomTown for network operations and customer care costs associated with the growth of the web hosting business and the expansion of the ADSL subscriber base.  CBD costs remained flat versus the second quarter and year-to-date 2000 costs.  The remaining increase of nearly $1 million for the quarter and $1 million year-to-date was incurred by Public as a result of increased costs necessary to support revenue growth.

In the second quarter, gross profit margin for the segment increased one margin point to 41%. For the first six months of the year, gross profit margin decreased one margin point from 41% to 40% for the reasons noted above.

SG&A expenses decreased $3 million in the quarter and $8 million year-to-date or 22% and 27%, respectively.  Nearly $2 million of the decrease for the quarter, and $8 million year-to-date, is due to the relatively high customer acquisition costs at CBAD as part of the introduction of the Any Distance offering in 2000 that was not repeated in 2001. The remaining decrease of $1 million in SG&A during the quarter related to cost savings at ZoomTown.

EBITDA improved to $6 million for the quarter and $10 million year-to-date as a result of the increased sales and flat expenses noted above.  This represents a $5 million and $14 million improvement, respectively, compared to EBITDA of $1 million in the second quarter of 2000 and an EBITDA loss of $4 million for the first six months of 2000.  EBITDA margin experienced a similar increase, improving from 2% in the second quarter of 2000 to 14% in the current quarter, and from a loss of 6% in the first half of 2000 to 13% in the first six months of 2001.

Financial Condition

Capital Investment, Resources and Liquidity

In response to an increasing demand for high-bandwidth service, the Company has historically incurred significant amounts of capital expenditures in order to expand the reach of its advanced, nationwide optical network.  Concurrently, the demand for wireless services has made it necessary to continue construction of the wireless infrastructure in its regional operating area.  The Company anticipates a significant level of capital expenditures in future periods as a result of the above, but expects the amount to decrease as the Company moves from the construction mode to a model driven by specific customer needs

In order to provide for these continuing cash requirements and other general corporate purposes, the Company maintains a $2.3 billion credit facility with a group of lending institutions. This credit facility was increased from $2.1 billion during the quarter through the issuance of $200 million of term debt.  The credit facility now consists of $900 million in revolving credit and $1.4 billion in term loans.  At June 30, 2001, the Company had drawn approximately $1.8 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the merger with IXC and to provide for the Company’s business needs.   At June 30, 2001, the Company had approximately $0.5 billion in additional borrowing capacity available under this facility which it believes will be sufficient in order to provide for its financing requirements in excess of amounts generated from its operations.

The interest rates to be charged on borrowings from the credit facility can range from 100 to 275 basis points above the London Interbank Offering Rate (“LIBOR”), and are currently at 175 to 275 basis points as a result of the Company’s credit rating.  The Company incurs banking fees in association with this credit facility that range from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

The Company is subject to financial covenants in association with the credit facility.  These financial covenants require that the Company maintain certain debt to EBITDA, senior secured debt to EBITDA, debt to capitalization and interest coverage ratios.  This facility also contains certain covenants which, among other things, may restrict the Company’s ability to incur additional debt, pay dividends, repurchase Company common stock and sell assets or merge with another company.

As of the date of this filing, the Company maintains the following credit ratings:

			Fitch	Moody’s
Entity	Description	Standard and Poor’s	Credit Rating Service	Investor Service

BRW	Corporate Credit Rating	BB+	BB+	Ba2
CBT	Corporate Credit Rating	BB+	BBB+	Baa3

The Company also has an ownership position in equity securities that were valued at approximately $115 million as of June 30, 2001.  The market value of this portfolio has decreased approximately $140 million since December 31, 2000 primarily due to a decline in the market value of the Company’s investment in Corvis Corporation and the liquidation of its position in PSINet shares.  The Company’s entire investment in Corvis, totaling $84 million as of June 30, 2001, is hedged through a forward sale contract that will settle in the third quarter of 2001. The unrealized gain of $26 million is currently included in Other Comprehensive Income and will be realized upon settlement of the forward sale.

Cash Flow

For the first six months of 2001, cash provided by operating activities was $131 million, compared to $109 million in 2000.  The increase in cash provided by operating activities was primarily due to a lower net loss and improved leverage of accounts payable.  An increase in the deferred income tax benefit was offset by non-cash expenses including depreciation, amortization and the provision for losses on receivables.

Capital expenditures for the first six months of 2001 were approximately $374 million, 16% higher than the $322 million spent in the first six months of 2000. The increase is attributable to construction of the Company’s optical network.  Capital expenditures to maintain and grow the optical network and maintain the local Cincinnati wireline network and regional wireless network are expected to be approximately $700 million in 2001.

Approximately $25 million in preferred stock dividends were paid to shareowners during the six-month period ended June 30, 2001.  This amount is included in the “Minority interest expense” caption in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss).  In addition, the Company borrowed a net $166 million during first half of 2001 from the $2.3 billion credit facility discussed above.  During the period, the Company also entered into a forward sale agreement for 8 million shares of its investment in Corvis Corporation.  Approximately 2.6 million shares were borrowed and sold on the open market in the period, generating proceeds of $43 million.  The prepaid forward sale liability is recorded as note payable and included in short-term debt.

Balance Sheet

The following comparisons are relative to December 31, 2000.

The decrease in other noncurrent assets of $102 million is primarily the result of the declining market valuation of Corvis and the liquidation of the PSINet investment.  Short-term debt increased by $99 million due substantially to the reclassification of $55 million of term notes under the credit facility coming due in the first six months of 2002 to short term and $43 million of notes payable associated with the prepaid forward sale of Corvis shares.  The increase in current deferred revenue of $91 million and corresponding decrease in noncurrent deferred revenue is primarily due to the renegotiation of existing IRU agreements.

Regulatory Matters and Competitive Trends

Federal – In February 1996, Congress enacted the Telecommunications Act of 1996 (“the 1996 Act”), the primary purpose of which was to introduce greater competition into the market for telecommunications services.  Since February 1996, the Federal Communications Commission (“FCC”) has initiated numerous rulemaking proceedings to adopt regulations pursuant to the 1996 Act.  The 1996 Act and the FCC’s rulemaking proceedings can be expected to impact CBT’s in-territory local exchange operations in the form of greater competition.  However, these statutes and regulations also create opportunities for the Company to expand the scope of its operations, both geographically and in terms of products and services offered.

Ohio –The TELRIC phase of CBT's alternative regulation case, which will establish the rates CBT can charge to competitive local exchange carriers for unbundled network elements, remains pending.  The Public Utilities Commission of Ohio ("PUCO") issued its decision on the methodology CBT must use to calculate these rates on November 4, 1999.  On January 20, 2000, the PUCO denied all parties' requests for rehearing except for one issue regarding non-recurring charges.  On March 17, 2000, CBT filed an appeal to the Ohio Supreme Court with respect to several issues.  On July 5, 2001, the Ohio Supreme Court affirmed the PUCO’s decisions.  CBT has submitted new cost studies as required by the PUCO's orders and is working with the PUCO staff to address their comments.  After a period for review of the studies and resolution of any disputes, CBT is to file a tariff implementing the resulting rates.

Business Outlook

Evolving technology, consumer preferences, the legislative and regulatory initiatives of policy makers and the convergence of other industries with the communications industry are creating increasing competition. The range of communications services, the equipment available to provide and access such services and the number of competitors offering such services continue to increase. These initiatives and developments in addition to the difficult economic environment could make it difficult for the Company to attain current revenue projections and operating margins.

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

Cincinnati Bell Telephone’s current and potential competitors include wireless services providers, interexchange carriers, competitive local exchange carriers and others. To date, CBT has signed various interconnection agreements with competitors and has transferred approximately 2% of access lines to competitors since the advent of competition in CBT’s service area.

The Company’s other subsidiaries face intense competition in their markets, principally from larger companies. These subsidiaries primarily seek to differentiate themselves by leveraging the strength and recognition of the Company’s brand equity, by providing customers with superior service, by focusing on niche markets and developing and marketing customized packages of services.

Cincinnati Bell Wireless is currently one of six active wireless service providers in the Cincinnati and Dayton, Ohio metropolitan market areas and will soon be competing with VoiceStream. Cincinnati Bell Directory’s competitors are directory services companies, newspapers and other media advertising service providers in the Cincinnati metropolitan market area.  CBD competes with “Yellow Book” which may affect CBD’s ability to grow or maintain profits and revenues.

Cincinnati Bell Any Distance has captured substantial market share in the Greater Cincinnati area since the introduction of its Any Distance service offering in January 2000, but faces intense competition from larger long distance providers and other resellers.  Margins on long distance rates continue to fall as providers attempt to maintain their subscriber base.  Furthermore, substantial advertising is necessary in order to capture and retain market share.  The web hosting operations of ZoomTown.com had a successful launch in 2000, but faces competition from nationally known web hosting providers such as Exodus Communications, Inc. and Digex, Incorporated.

The Company believes that it will continue to grow as a result of its reputation for quality service (as evidenced by two recent prestigious awards from J.D. Power and Associates for local and long distance telephone service) and the introduction of innovative products.  The Company has successfully blended its provisioning and marketing expertise with Broadwing Communications’ advanced optical network in order to introduce higher-bandwidth calling and data transport services throughout the United States.  The Company intends to retain market share with respect to its current service offerings and continue to pursue rapid growth in broadband data transport and wireless communications services.  The Company also intends to continue to leverage its investment in its local communications and its regional wireless networks and national partnership with AT&T Wireless Services to provide new and incremental product and service offerings to customers in the Greater Cincinnati and Dayton, Ohio markets.

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

In the course of closing the Company’s merger with IXC, the Company became aware of IXC’s possible non-compliance with certain requirements under state and federal environmental laws.  Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of the former IXC facilities and operations and, by letter dated November 9, 1999, disclosed potential non-compliance at the former IXC facilities to the U.S. Environmental Protection Agency (“EPA”) under the Agency’s Self-Policing Policy.  The Company made similar voluntary disclosures to various state authorities.  The EPA determined that IXC appears to have satisfied the “prompt disclosure” requirement of the Self-Policing Policy for the Company to complete its environmental audit of all former IXC facilities and report any violations to the Agency.  The Company filed its preliminary environmental audit report with the EPA in September 2000.

On January 30, 2001, the EPA issued a Notice of Determination which stated that the EPA would not assess civil penalties with respect to the reported non-compliance under the Clean Air Act due to the Company having satisfied the Self-Policing Policy.  On January 30, 2001, the EPA and the Company executed a Consent Agreement to resolve the reported Emergency Planning and Community Right-to-Know Act non-compliance.   In the Consent Agreement, the Company agreed to pay an immaterial civil penalty in full satisfaction of its liability to the EPA for the non-compliance.  On May 1, 2001, the United States EPA Environmental Appeals Board entered a Final Order approving the Consent Agreement.

The Company is currently working with several state environmental protection agencies to bring the Company into compliance with all applicable regulations, and to develop internal procedures to ensure future compliance.

The Company believes that the resolution of the above matters, and any other matters not specifically noted, for amounts in excess of those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company’s financial condition.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate fluctuations.  To manage its exposure to interest rate fluctuations, the Company uses a combination of variable rate short-term and fixed rate long-term financial instruments.  The Company may, from time to time, employ financial instruments to manage its exposure to fluctuations in interest rates.  The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.  Management continually reviews the Company’s exposure and implements strategies to mitigate the exposure.

Interest Rate Risk Management – The Company’s objective in managing its exposure to interest rate fluctuations is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has entered into a series of interest rate swap agreements on notional amounts totaling $290 million at June 30, 2001.  A detailed discussion of the Company’s interest rate swaps can be found in Note 4 of the Notes to Condensed Consolidated Financial Statements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is included in Note 8 of the notes to the condensed consolidated financial statements of this quarterly report.

Item 2.  Changes in Securities and Use of Proceeds

The Company is restricted as to the payment of certain dividends as defined in the Credit Agreement that is filed as Exhibit (10) (i) (1) to the December 31, 2000 Report on form 10-K.  (original agreement filed as Exhibit 10.1 to Form 8-K, date at report November 12, 1999, file No. 1-8519).

During the second quarter of 2001, the Company exercised an option to extend its existing credit facility by $200 million to $2.3 billion.  The extension to the credit facility is structured as a six-year term loan priced at 275 basis points over LIBOR.  The Company used the proceeds to pay down the revolving portion of its credit facility and will use the added borrowing capacity for general corporate purposes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was conducted on April 30, 2001.  At this meeting, shareholders voted on the election of directors.  The results of the votes were provided in the Company’s Form 10-Q for the three months ended March 31, 2001, as filed with the Securities and Exchange Commission on May 15, 2001.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

The following are filed as Exhibits to Part I of this Form 10-Q:

Exhibit Number

None.

(b)	Reports on Form 8-K.

None.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Broadwing Inc.

Date: August 14, 2001	/s/ Kevin W. Mooney

Kevin W. Mooney
Chief Financial Officer