Form 10-Q
period 2001-09-30
BROADWING INC
filed 2001-11-14
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number 1-8519

BROADWING INC.

Incorporated under the laws of the State of Ohio

I.R.S. Employer Identification Number 31-1056105

201 East Fourth Street, Cincinnati, Ohio 45202

Telephone - Area Code 513 397-9900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

At October 31, 2001, there were 218,715,680 common shares outstanding.

TABLE OF CONTENTS

PART I.  Financial Information

Form 10-Q Part I	Broadwing Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Millions of Dollars, Except Per Common Share Amounts)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Revenues
Broadband	$304.0	$264.3	$919.3	$715.8
Local	208.8	199.5	621.6	588.8
Wireless	64.3	48.8	184.1	127.9
Other	42.8	37.3	123.3	103.0
Intersegment	(22.0)	(18.7)	(64.1)	(46.4)
Total revenues	597.9	531.2	1,784.2	1,489.1

Costs and Expenses
Cost of sales	295.0	251.8	866.8	699.1
Selling, general and administrative	137.3	142.0	435.1	438.0
Depreciation	114.8	88.6	319.9	252.2
Amortization	28.6	28.7	85.8	84.9
Restructuring charges (credits)	-	-	10.0	(0.2)
Total costs and expenses	575.7	511.1	1,717.6	1,474.0

Operating Income	22.2	20.1	66.6	15.1

Minority interest expense	13.8	11.2	39.2	33.2
Equity loss in unconsolidated entities	-	3.5	4.0	9.5
Interest expense	44.1	43.1	127.2	119.7
Other expense (income), net	(7.4)	(24.6)	(6.5)	(31.6)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(28.3)	(13.1)	(97.3)	(115.7)

Income tax (benefit) expense	(0.4)	10.3	(6.7)	(7.1)

Loss from continuing operations before cumulative effect of change in accounting principle	(27.9)	(23.4)	(90.6)	(108.6)

Income from discontinued operations, net of taxes	-	0.1	-	0.4
Cumulative effect of change in accounting principle, net of taxes	-	-	-	(0.8)
Net Loss	(27.9)	(23.3)	(90.6)	(109.0)

Dividends and accretion applicable to preferred stock	2.6	2.6	7.8	5.5

Net Loss Applicable to Common Shareowners	$(30.5)	$(25.9)	$(98.4)	$(114.5)

Other Comprehensive Income (Loss), Net of Tax:

Unrealized loss on interest rate swaps	(4.9)	-	(7.9)	-
Unrealized (loss) gain on investments	-	102.5	(85.9)	(25.3)
Unrealized gain on cash flow hedges	-	-	17.0	-
Reclassification adjustment - minority equity investments and gain on cash flow hedges	(17.0)	(14.8)	(17.0)	(19.2)

Comprehensive Income (Loss)	$(49.8)	$64.4	$(184.4)	$(153.5)

Basic and Diluted Loss Per Common Share

Loss from continuing operations before cumulative effect of change in accounting principle	$(0.14)	$(0.12)	$(0.45)	$(0.54)
Income from discontinued operations, net of taxes	-	-	-	-
Cumulative effect of change in accounting principle, net of taxes	-	-	-	-
Net Loss	$(0.14)	$(0.12)	$(0.45)	$(0.54)

Weighted Average Common Shares Outstanding (millions)
Basic and Diluted	217.8	215.1	217.2	210.4

See Notes to Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of Dollars, Except Per Share Amounts)

	(Unaudited)
	September 30,	December 31,
	2001	2000
Assets
Current Assets
Cash and cash equivalents	$24.8	$37.9
Receivables, less allowances of $41.5 and $49.0, respectively	343.1	330.6
Other current assets	119.3	94.2
Total current assets	487.2	462.7

Property, plant and equipment, net	3,193.6	2,979.0
Goodwill and other intangibles, net	2,472.6	2,559.4
Other noncurrent assets	277.4	476.1
Net assets from discontinued operations	-	0.4
Total Assets	$6,430.8	$6,477.6

Liabilities and Shareowners' Equity

Current Liabilities
Short-term debt	$119.7	$14.0
Accounts payable	197.3	244.4
Current portion of unearned revenue and customer deposits	198.5	88.0
Accrued taxes	114.0	90.4
Other current liabilities	218.9	290.5
Total current liabilities	848.4	727.3

Long-term debt, less current portion	2,655.6	2,507.0
Unearned revenue, less current portion	444.7	611.0
Other noncurrent liabilities	171.8	177.0

Total liabilities	4,120.5	4,022.3

Minority interest	435.9	433.8

Commitments and Contingencies

Shareowners' Equity
6 3/4% Cumulative Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 155,250 shares issued and outstanding at September 30, 2001 and December 31, 2000	129.4	129.4

Common shares, $.01 par value; 480,000,000 shares authorized; 225,721,241 and 223,335,343 shares issued at September 30, 2001 and December 31, 2000	2.3	2.1
Additional paid-in capital	2,366.5	2,329.5
Accumulated deficit	(467.6)	(377.1)
Accumulated other comprehensive income (loss)	(11.1)	82.7
Common stock in treasury, at cost: 7,805,800 shares at September 30, 2001 and December 31, 2000	(145.1)	(145.1)

Total shareowners' equity	1,874.4	2,021.5

Total Liabilities and Shareowners' Equity	$6,430.8	$6,477.6

See Notes to Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of Dollars)

(Unaudited)

	Nine Months Ended,
	September 30,
	2001	2000
Cash Flows from Operating Activities
Net loss	$(90.6)	$(109.0)
Less: income from discontinued operations, net of taxes	-	(0.4)
Net loss from continuing operations	(90.6)	(109.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	319.9	252.2
Amortization	85.8	84.9
Provision for loss on receivables	77.4	53.0
Minority interest	39.2	33.2
Deferred income tax expense (benefit)	(32.6)	(46.2)
Non-cash interest expense	27.3	25.8
Tax benefits from employee stock option plans	23.1	39.1
Recognized gain on sale of investments, net	(9.8)	(31.9)
Other, net	8.8	0.4

Changes in operating assets and liabilities:
Increase in receivables	(100.9)	(119.2)
(Increase) decrease in other current assets	(24.7)	3.3
Decrease in accounts payable	(45.4)	(11.4)
(Decrease) increase in accrued and other current liabilities	(28.1)	127.2
Decrease in unearned revenue	(44.6)	(9.2)
Increase in other assets and liabilities, net	(6.0)	(48.9)
Net cash provided by operating activities of continuing operations	198.8	242.9

Cash Flows from Investing Activities
Capital expenditures	(536.8)	(545.7)
Proceeds from sale of investments	113.9	25.9
Payments for investments/acquisitions, net of cash acquired	(1.5)	(75.9)
Other, net	0.1	2.2

Net cash used in investing activities of continuing operations	(424.3)	(593.5)

Cash Flows from Financing Activities
Proceeds from forward sale agreement and other short-term borrowings	47.1	6.8
Issuance of long-term debt	436.0	658.0
Repayment of long-term debt	(244.9)	(405.2)
Issuance of common shares	18.7	59.5
Minority interest and preferred stock dividends paid	(44.9)	(46.8)
Net cash provided by financing activities of continuing operations	212.0	272.3
Net cash provided by discontinued operations	0.4	7.9
Net decrease in cash and cash equivalents	(13.1)	(70.4)
Cash and cash equivalents at beginning of period	37.9	80.8
Cash and cash equivalents at end of period	$24.8	$10.4

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes, net of refunds	$(17.9)	$(23.5)
Interest, net of amount capitalized	$94.8	$84.7
Non-cash investing and financing activities:
Accretion of preferred stock	$2.3	$1.5
Redemption of 7 1/4% convertible preferred stock	$-	$228.6

See Notes to Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.         Basis of Presentation

Broadwing Inc. (“the Company”) is organized into four operating segments that are strategic business units, offering distinct products and services, and aligned with specific subsidiaries of the Company.

The Broadband segment utilizes its advanced optical network consisting of approximately 18,500 route miles to provide broadband transport through private line and indefeasible right of use ("IRU") agreements, Internet services utilizing technology based on Internet protocol (“IP”), and long distance services provided to both wholesale and retail markets.  The Broadband segment also offers data collocation, information technology consulting, network construction and other services.  These services are offered nationally through the Company’s Broadwing Communications Inc. subsidiary.

The Local segment reflects the operations of the Cincinnati Bell Telephone Company (“CBT”) subsidiary which provides local telephone service, network access, data transport, high-speed Internet access and other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana.

The Wireless segment includes the operations of the Cincinnati Bell Wireless LLC (“CBW”) subsidiary, a venture in which the Company owns 80.1% and AT&T Wireless Services Inc. (“AWS”) owns the remaining 19.9%.  This segment provides advanced digital personal communications and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas.

The Other segment combines the operations of Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Directory (“CBD”), ZoomTown.com (“ZoomTown”) and Cincinnati Bell Public Communications Inc. (“Public”).  CBAD resells voice long distance service, CBD publishes Yellow Pages directories, ZoomTown provides web hosting and Internet-based services and Public provides public payphone services.

The Company evaluates the performance of its segments based on several financial measures including revenues, capital expenditures and EBITDA (which is defined as earnings before interest, taxes, depreciation, amortization, and restructuring charges).  EBITDA is commonly used in the communications industry to measure operating performance and is not intended to represent cash flows for the periods presented.  Because all companies do not calculate EBITDA identically, the amounts presented for the Company may not be comparable to similarly titled measures of other companies.

The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period presented.  All adjustments are of a normal and recurring nature except for those outlined in Notes 2 and 10.  Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  The December 31, 2000 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

2.               Restructuring Charges (Credits)

2001 Restructuring Plan

In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati- based subsidiaries, including CBT, CBAD, CBW, Public and CBD in order to create one centralized “Cincinnati Bell” presence for its customers.  Total restructuring costs of $9.4 million were recorded in the first quarter and consisted of $2.5 million related to lease terminations and $6.9 million related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for 114 employees.  The severance payments are expected to be substantially complete by December 31, 2001 and consist of $5.8 million in cumulative severance payments as of September 30, 2001.  This includes $0.5 million for severance benefits recorded in the second quarter of 2001 that were in excess of the initial estimate.  The lease terminations are expected to be complete by March 31, 2002. In total, the Company expects this restructuring plan to result in cash outlays of $8.5 million and non-cash items of $0.9 million. The following table illustrates the activity in this reserve since February of 2001:

				Balance
Type of costs (in millions):	Initial Charge	Expenditures	Adjustments	September 30, 2001
Employee separations	$6.9	$(6.3)	$0.5	$1.1
Terminate contractual obligations	2.5	(0.2)	-	2.3

Total	$9.4	$(6.5)	$0.5	$3.4

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

	Balance			Balance
Type of costs (in millions):	December 31, 2000	Expenditures	Adjustments	September 30, 2001
Employee separations	$0.1	$(0.2)	$0.1	$-
Facility closure costs	2.2	(0.8)	-	1.4
Other exit costs	$1.5	(1.5)	-	-

Total	$3.8	$(2.5)	$0.1	$1.4

In total, the Company expects these restructuring plans to result in cash outlays of $14.6 million and non-cash items of $3.3 million.  Management believes that the remaining balance of $1.4 million at September 30, 2001 is adequate to complete the restructuring plan.  Substantially all of the related actions will be completed by June 30, 2002.  The adjustment of $0.1 million shown in the table above is related to additional severance benefits in excess of the initial estimate.

3.         Debt

The Company’s debt consists of the following:

Millions of dollars	September 30, 2001	December 31, 2000
Short-Term Debt:
Capital lease obligations	$10.6	$5.7
Bank notes, current portion	89.1	-
Current maturities of long-term debt	20.0	8.3
Total short-term debt	$119.7	$14.0

Long-Term Debt:
Bank notes, less current portion	$1,785.9	$1,639.0
9.0% Senior subordinated notes	46.0	46.0
6.75% Convertible subordinated debentures	462.7	440.2
Various Cincinnati Bell Telephone notes	270.0	290.0
7.25% Senior secured notes	50.0	50.0
PSINet forward sale	-	3.0
Capital lease obligations	41.0	38.8

Total long-term debt	$2,655.6	$2,507.0

Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”).  SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability.  The Company had $51.6 million in total indebtedness relating to capitalized leases as of September 30, 2001, $41.0 million of which is considered long-term.

Bank Notes

In November 1999, the Company obtained a $1.8 billion credit facility from a group of lending institutions that was amended to $2.1 billion in January 2000 and subsequently increased to $2.3 billion in June 2001.  The credit facility consists of $900 million in revolving credit and $1.4 billion in term loans.  At September 30, 2001, the Company had drawn approximately $1.875 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the merger with IXC Communications Inc. (“IXC”) in November 1999, as well as to provide for additional financing needs.  Accordingly, the Company has approximately $425 million in additional borrowing capacity under this facility as of September 30, 2001.

The facility’s financial covenants require that the Company maintain certain debt to EBITDA, senior secured debt to EBITDA, debt to capitalization, and interest coverage ratios.  The facility also contains covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends, repurchase Company common stock, sell assets and merge with another company.  As of September 30, 2001, the Company was in compliance with all of the covenants of the credit facility.  As a result of the restructuring of its operations (further discussed in “Financial Condition” on page 31 of this Report on Form 10-Q), the Company is conducting a review of its debt covenants to assess if any modifications will be required.

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

9% Senior Subordinated Notes

In 1998, IXC issued $450 million of 9% senior subordinated notes due 2008 (“the 9% notes”) that were assumed as part of the merger with IXC (now "Broadwing Communications").  The 9% notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness and other liabilities of the Company’s subsidiaries.  The indenture related to the 9% notes requires Broadwing Communications to comply with various financial and other covenants and restricts Broadwing Communications from incurring certain additional indebtedness.  In January 2000, $404 million of these 9% notes were redeemed through a tender offer as a result of the change of control terms of the bond indenture.  Accordingly, $46 million of the 9% notes remain outstanding at September 30, 2001.

6.75% Convertible Subordinated Debentures

In July 1999, the Company issued $400 million of 10-year, convertible subordinated debentures to Oak Hill Capital Partners, L.P.  These notes are convertible into common stock of the Company at a price of $29.89 per common share at the option of the holder.  For as long as this debt is outstanding, these notes bear a coupon rate of 6.75% per annum, with the associated interest expense being added to the debt principal amount through June 2004.  Interest payments for the remaining five years will then be paid in cash. Through September 30, 2001 and since inception, the Company has recorded $62.7 million in interest expense and has adjusted the carrying amount of the debt accordingly.  During the three months ended September 30, 2001 and 2000, the Company recorded non-cash interest expense of approximately $7.7 million and $7.2 million, respectively, related to these debentures.

Cincinnati Bell Telephone Notes

CBT has $290 million in corporate bonds outstanding that are guaranteed by its parent company, Broadwing Inc.  Of this amount, $270 million is considered long-term.  These bonds, which are not guaranteed by other subsidiaries of Broadwing Inc., generally have maturity terms ranging from 30 to 40 years and were issued at various dates from 1962 to 1998.  Interest rates on this indebtedness range from 4.375% to 7.27%.

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

Upon adoption of SFAS 133 on January 1, 2001, offsetting transition adjustments related to the PSINet forward sale and the underlying six million shares of PSINet (further described in Note 3 above) were reclassified from other comprehensive income to net income.  Accordingly, there was no net cumulative effect adjustment to either net income or other comprehensive income related to these items.

As of September 30, 2001, the Company’s derivative contracts have been determined to be highly effective cash flow hedges.  Unrealized gains and losses of highly effective cash flow hedges are recorded in other comprehensive income until the underlying transaction is executed.

Interest Rate Contracts

From time to time the Company enters into interest rate swap agreements with the intent of managing its exposure to interest rate risk.  Interest rate swap agreements are contractual agreements between two parties for the exchange of interest payment streams on a notional principal amount and agreed upon fixed or floating rate, for a defined time period.  These agreements are hedges against debt obligations related to the Company’s $2.3 billion credit facility.  Realized gains and losses from the interest rate swaps are recognized as an adjustment to interest expense each period.  The interest rate swap agreements currently in place expire between 2002 and 2003.  At September 30, 2001, the interest rate swaps on notional amounts of $440 million were a liability with a fair value of $12.1 million, resulting in year-to-date, after-tax net losses in accumulated other comprehensive income (loss) of $7.9 million.

Marketable Equity Forward Contracts

From time to time the Company enters into forward contracts on the sale of marketable equity securities held in the Company's investment portfolio.  It is the Company's intent to manage its exposure to fluctuations in U.S. equity markets related to these minority investments.  Forward contracts are contractual agreements between two parties for the sale of borrowed shares to be settled by delivery of the equivalent number of shares owned by the Company at an agreed upon future date.

During the first half of 2001, the Company entered into a forward sale contract with a financial institution to hedge its investment in eight million shares of Corvis Corporation.  The Company received a $42.7 million prepayment in connection with the forward sale contract, which was accounted for as a note payable and collateralized by 2.6 million of the forward sold shares.

The Company continued to hedge the remaining Corvis shares during the quarter ended September 30, 2001.  Also during the third quarter, the Company delivered the eight million hedged shares in settlement of the forward sale, receiving additional proceeds amounting to $39.2 million, for a total of $81.9 million.  The $42.7 million note payable was repaid and the Company recognized a gain of approximately $26 million ($17 million net of tax) upon settlement of the entire transaction.

The PSINet forward sale was settled during the first quarter of 2001.  For a detailed discussion of the PSINet forward sale, see Note 3 of the “Notes to Condensed Consolidated Financial Statements.”

5.         Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised, but only to the extent that they are considered dilutive to the Company’s earnings. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for loss from continuing operations before the cumulative effect of a change in accounting principle for the following periods:

	Three Months		Nine Months
Shares and dollars in millions	Ended September 30,		Ended September 30,
(except per share amounts)	2001	2000	2001	2000
Numerator:
Loss from continuing operations before cumulative effect of change in accounting principle	$(27.9)	$(23.4)	$(90.6)	$(108.6)
Preferred stock dividends	2.6	2.6	7.8	5.5
Numerator for EPS and EPS assuming dilution - income applicable to common shareowners	$(30.5)	$(26.0)	$(98.4)	$(114.1)

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	217.8	215.1	217.2	210.4
Potential dilution:
Stock options	-	-	-	-
Stock-based compensation arrangements	-	-	-	-
Denominator for diluted EPS per common share	217.8	215.1	217.2	210.4

Basic and Diluted EPS from continuing operations before cumulative effect of change in accounting principle	$(0.14)	$(0.12)	$(0.45)	$(0.54)

Because the effect of their inclusion in the EPS calculation would be anti-dilutive, approximately 3.8 million additional shares related to “in the money” stock options and stock-based compensation agreements are not included in the denominator of the EPS calculation.  The Company also has outstanding convertible preferred stock and convertible subordinated debentures, both of which bear a stated rate of 6.75% and are further described in Notes 5 and 7, respectively, in the Company’s 2000 Annual Report on Form 10-K.  Based on their conversion terms, neither of these issues are currently in-the-money.

6.       Minority Interest

	September 30,	December 31,
Millions of dollars	2001	2000
Minority interest consists of:

12.5% Exchangeable Preferred Stock	$418.7	$421.0
Minority Interest in Cincinnati Bell Wireless held by AWS	14.4	10.2
Other	2.8	2.6
Total	$435.9	$433.8

Broadwing Communications has outstanding approximately 395,000 shares of 12 1/2% Junior Exchangeable Preferred Stock (“12 1/2% Preferreds”) that are carried on the Company’s balance sheet at $418.7 million.  The 12 1/2% Preferreds are mandatorily redeemable on August 15, 2009 at a price equal to their liquidation preference of $1,000 a share, plus accrued and unpaid dividends. Dividends on the 12 1/2% Preferreds are classified as “Minority interest expense” in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss).  The 12 1/2% Preferreds are being accreted from their fair market value to the redemption value.  The accretion of the difference between the carrying value and the mandatory redemption value is treated as an offsetting reduction to “Minority interest expense”.

AWS maintains a 19.9% ownership in the Company’s Cincinnati Bell Wireless LLC (“CBW”) subsidiary.  The balance is adjusted as a function of AWS’ 19.9% share of the operating income (or loss) of CBW, with an offsetting amount being reflected in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Minority interest expense”.

7.        Business Segment Information

The Broadband segment utilizes its advanced optical network consisting of approximately 18,500 route miles to provide broadband transport through private line and IRU agreements, Internet services utilizing IP-based technology, and long distance services provided to both wholesale and retail markets.  The Broadband segment also offers data collocation, information technology consulting, network construction and other services.  These services are offered nationally through the Company’s Broadwing Communications Inc. subsidiary.

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

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense.  The Company’s business segment information is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Millions of Dollars	2001	2000	2001	2000
Revenues
Broadband	$304.0	$264.3	$919.3	$715.8
Local	208.8	199.5	621.6	588.8
Wireless	64.3	48.8	184.1	127.9
Other	42.8	37.3	123.3	103.0
Intersegment	(22.0)	(18.7)	(64.1)	(46.4)
Total Revenues	$597.9	$531.2	$1,784.2	$1,489.1

Intersegment Revenues
Broadband	$14.2	$9.7	$38.9	$23.3
Local	7.6	8.4	24.1	22.2
Wireless	0.1	0.5	0.8	0.5
Other	0.1	0.1	0.3	0.4
Total Intersegment Revenues	$22.0	$18.7	$64.1	$46.4

EBITDA
Broadband	$33.1	$27.1	$101.7	$51.0
Local	106.1	101.1	315.8	288.2
Wireless	19.5	7.4	49.4	14.8
Other	7.2	2.4	17.4	(1.4)
Corporate and Eliminations	(0.3)	(0.6)	(2.0)	(0.6)
Total EBITDA	$165.6	$137.4	$482.3	$352.0

Assets
Broadband	$5,102.1	$4,825.3	$5,102.1	$4,825.3
Local	799.1	803.2	799.1	803.2
Wireless	353.5	307.2	353.5	307.2
Other	89.8	94.1	89.8	94.1
Corporate and Elminations	86.3	620.4	86.3	620.4
Total Assets	$6,430.8	$6,650.2	$6,430.8	$6,650.2

Capital Additions
Broadband	$119.4	$159.3	$395.3	$360.7
Local	27.0	38.4	91.4	128.1
Wireless	12.5	20.7	33.8	44.4
Other	3.6	4.5	15.5	11.3
Corporate and Elminations	0.3	0.7	0.8	1.2
Total Capital Additions	$162.8	$223.6	$536.8	$545.7

Depreciation and Amortization
Broadband	$98.7	$78.1	$276.8	$224.9
Local	34.5	31.2	100.8	90.8
Wireless	7.3	5.4	20.4	14.9
Other	2.8	2.6	7.4	6.4
Corporate and Elminations	0.1	-	0.3	0.1
Total Depreciation and Amortization	$143.4	$117.3	$405.7	$337.1

8.        Supplemental Guarantor Information

CBT, a wholly owned subsidiary of the Company, has debt outstanding that is guaranteed by the Company.  Generally, funds necessary to meet the Company’s debt service obligations are provided by distributions or advances from its subsidiaries.

The following information sets forth the condensed consolidating balance sheets of the Company as of September 30, 2001 and December 31, 2000 and the condensed consolidating statements of income (loss) for the three and nine-month periods ended September 30, 2001 and 2000 and cash flows for the nine-month periods ended September 30, 2001 and 2000.

Condensed Consolidating Statements of Income (Loss)

(In millions of dollars)

	For the quarter ended September 30, 2001
	Parent	CBT	Other	Eliminations	Total
Revenues	$-	$208.8	$411.1	$(22.0)	$597.9
Operating costs and expenses	0.4	137.1	460.2	(22.0)	575.7
Operating income	(0.4)	71.7	(49.1)	-	22.2

Interest expense	40.7	5.7	21.8	(24.1)	44.1
Other expense (income), net	(11.9)	(0.6)	(5.2)	24.1	6.4

Income (loss) before income taxes and cumulative effect of change in accounting principle	(29.2)	66.6	(65.7)	-	(28.3)
Income tax provision (benefit)	(6.7)	23.8	(17.5)	-	(0.4)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(22.5)	42.8	(48.2)	-	(27.9)
Income from discontinued operations, net	-	-	-	-	-
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-

Net income (loss)	$(22.5)	$42.8	$(48.2)	$-	$(27.9)

	For the quarter ended September 30, 2000
	Parent	CBT	Other	Eliminations	Total
Revenues	$-	$199.5	$350.4	$(18.7)	$531.2
Operating costs and expenses	0.6	129.6	399.6	(18.7)	511.1
Operating income	(0.6)	69.9	(49.2)	-	20.1

Interest expense	41.1	5.4	24.8	(28.2)	43.1
Other expense (income), net	(16.9)	0.1	(21.3)	28.2	(9.9)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(24.8)	64.4	(52.7)	-	(13.1)
Income tax provision (benefit)	1.4	22.5	(13.6)	-	10.3

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(26.2)	41.9	(39.1)	-	(23.4)
Income from discontinued operations, net	-	-	0.1	-	0.1
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-

Net income (loss)	$(26.2)	$41.9	$(39.0)	$-	(23.3)

Condensed Consolidating Statements of Income (Loss)

(In millions of dollars)

	For the nine months ended September 30, 2001
	Parent	CBT	Other	Eliminations	Total
Revenues	$-	$621.6	$1,226.7	$(64.1)	$1,784.2
Operating costs and expenses	4.9	413.1	1,363.7	(64.1)	1,717.6
Operating income	(4.9)	208.5	(137.0)	-	66.6

Interest expense	126.1	16.8	66.6	(82.3)	127.2
Other expense (income), net	(46.6)	0.1	0.9	82.3	36.7

Income (loss) before income taxes and cumulative effect of change in accounting principle	(84.4)	191.6	(204.5)	-	(97.3)
Income tax provision (benefit)	(22.1)	68.5	(53.1)	-	(6.7)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(62.3)	123.1	(151.4)	-	(90.6)
Income from discontinued operations, net	-	-	-	-	-
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-

Net income (loss)	$(62.3)	$123.1	$(151.4)	$-	$(90.6)

	For the nine months ended September 30, 2000
	Parent	CBT	Other	Eliminations	Total
Revenues	$-	$588.8	$946.7	$(46.4)	$1,489.1
Operating costs and expenses	1.4	391.4	1,127.6	(46.4)	1,474.0
Operating income	(1.4)	197.4	(180.9)	-	15.1

Interest expense	110.7	16.7	66.7	(74.4)	119.7
Other expense (income), net	(38.9)	0.2	(25.0)	74.8	11.1

Income (loss) before income taxes and cumulative effect of change in accounting principle	(73.2)	180.5	(222.6)	(0.4)	(115.7)
Income tax provision (benefit)	(2.2)	63.2	(68.1)	-	(7.1)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(71.0)	117.3	(154.5)	(0.4)	(108.6)
Income from discontinued operations, net	-	-	-	0.4	0.4
Cumulative effect of change in accounting principle, net of tax	-	(0.8)	-	-	(0.8)

Net income (loss)	$(71.0)	$116.5	$(154.5)	$-	$(109.0)

Condensed Consolidating Balance Sheets

(In millions of dollars)

	September 30, 2001
	Parent	CBT	Other	Eliminations	Total
Cash and cash equivalents	$24.6	$-	$0.2	$-	$24.8
Receivables, net	-	98.3	244.8	-	343.1
Other current assets	7.2	52.9	63.1	(3.9)	119.3
Intercompany receivables	-	4.7	-	(4.7)	-
Total current assets	31.8	155.9	308.1	(8.6)	487.2
Property, plant and equipment, net	1.9	625.4	2,566.3	-	3,193.6
Goodwill and other intangibles, net	1.1	-	2,471.5	-	2,472.6
Investments in subsidiaries and other entities	2,364.6	-	17.5	(2,363.6)	18.5
Other noncurrent assets	115.3	17.8	182.0	(56.2)	258.9
Intercompany receivables - noncurrent	1,725.3	-	-	(1,725.3)	-
Net assets from discontinued operations	-	-	-	-	-
Total assets	$4,240.0	$799.1	$5,545.4	$(4,153.7)	$6,430.8

Short-term debt	$89.1	$26.9	$3.7	$-	$119.7
Accounts payable	2.0	45.0	150.3	-	197.3
Other current liabilities	44.5	89.1	403.3	(5.5)	531.4
Intercompany payables – current	-	-	-	-	-
Total current liabilities	135.6	161.0	557.3	(5.5)	848.4
Long-term debt, less current portion	2,298.3	307.3	50.0	-	2,655.6
Other noncurrent liabilities	89.5	73.4	508.4	(54.8)	616.5
Intercompany payables – noncurrent	-	-	1,729.9	(1,729.9)	-
Total liabilities	2,523.4	541.7	2,845.6	(1,790.2)	4,120.5
Minority interest	-	-	17.2	418.7	435.9
Mezzanine financing	-	-	418.7	(418.7)	-
Shareowners' equity	1,716.6	257.4	2,263.9	(2,363.5)	1,874.4
Total liabilities and shareowners' equity	$4,240.0	$799.1	$5,545.4	$(4,153.7)	$6,430.8

	December 31, 2000
	Parent	CBT	Other	Eliminations	Total
Cash and cash equivalents	$5.8	$-	$32.1	$-	$37.9
Receivables, net	-	101.4	229.2	-	330.6
Other current assets	5.5	50.6	40.6	(2.5)	94.2
Total current assets	11.3	152.0	301.9	(2.5)	462.7
Property, plant and equipment, net	1.3	632.2	2,345.5	-	2,979.0
Goodwill and other intangibles, net	1.1	-	2,558.3	-	2,559.4
Investments in subsidiaries and other entities	2,874.8	-	253.2	(2,873.1)	254.9
Other noncurrent assets	102.9	40.8	155.8	(78.3)	221.2
Intercompany receivables - noncurrent	1,429.6	-	-	(1,429.6)	-
Net assets from discontinued operations	-	-	-	0.4	0.4
Total assets	$4,421.0	$825.0	$5,614.7	$(4,383.1)	$6,477.6

Short-term debt	$-	$5.7	$8.3	$-	$14.0
Accounts payable	9.0	45.9	189.5	-	244.4
Other current liabilities	42.0	91.3	323.5	12.1	468.9
Intercompany payables - current	-	31.1	-	(31.1)	-
Total current liabilities	51.0	174.0	521.3	(19.0)	727.3
Long-term debt, less current portion	2,128.8	324.2	54.0	-	2,507.0
Other noncurrent liabilities	74.5	69.8	736.7	(93.0)	788.0
Intercompany payables - noncurrent	-	-	1,377.7	(1,377.7)	-
Total liabilities	2,254.3	568.0	2,689.7	(1,489.7)	4,022.3
Minority interest	423.6	-	10.2	-	433.8
Mezzanine financing	-	-	423.6	(423.6)	-
Shareowners' equity	1,743.1	257.0	2,491.2	(2,469.8)	2,021.5
Total liabilities and shareowners' equity	$4,421.0	$825.0	$5,614.7	$(4,383.1)	$6,477.6

Condensed Consolidating Statements of Cash Flows

(In millions of dollars)

	For the nine months ended September 30, 2001
	Parent	CBT	Other	Eliminations	Total
Cash Flows from operating activities	$17.7	$245.7	$(64.5)	$(0.1)	$198.8

Capital expenditures	(0.9)	(91.4)	(444.5)	-	(536.8)
Other investing activities	-	-	112.5	-	112.5
Cash Flows from investing activities	(0.9)	(91.4)	(332.0)	-	(424.3)

Issuance of long-term debt/capital contributions	190.8	(158.7)	403.9	-	436.0
Repayment of long-term debt	(200.0)	-	(44.9)	-	(244.9)
Short-term borrowings and capital leases, net	0.3	4.4	42.7	(0.3)	47.1
Issuance of common shares - exercise of stock options	18.7	-	-	-	18.7
Other financing activities	(7.8)	-	(37.1)	-	(44.9)
Cash Flows from financing activities	2.0	(154.3)	364.6	(0.3)	212.0
Cash Flows from discontinued operations	-	-	-	0.4	0.4
Increase (decrease) in cash and cash equivalents	18.8	-	(31.9)	-	(13.1)
Beginning cash and cash equivalents	5.7	-	32.2	-	37.9
Ending cash and cash equivalents	$24.5	$-	$0.3	$-	$24.8

	For the nine months ended September 30, 2000
	Parent	CBT	Other	Eliminations	Total
Cash Flows from operating activities	$9.9	$236.0	$(3.0)	-	$242.9

Capital expenditures	(1.2)	(128.0)	(416.5)	-	(545.7)
Other investing activities	0.3	-	(48.1)	-	(47.8)
Cash Flows from investing activities	(0.9)	(128.0)	(464.6)	-	(593.5)

Issuance of long-term debt/capital contributions	(81.9)	(112.2)	852.1	-	658.0
Repayment of long-term debt	-	-	(405.2)	-	(405.2)
Short-term borrowings, net	0.2	4.2	2.4	-	6.8
Issuance of common shares - exercise of stock options	59.5	-	-	-	59.5
Other financing activities	(9.7)	-	(37.1)	-	(46.8)
Cash Flows from financing activities	(31.9)	(108.0)	412.2	-	272.3
Cash Flows from discontinued operations	-	-	-	7.9	7.9
Increase (decrease) in cash and cash equivalents	(22.9)	-	(55.4)	7.9	(70.4)
Beginning cash and cash equivalents	24.4	-	56.4	-	80.8
Ending cash and cash equivalents	$1.5	$-	$1.0	$7.9	$10.4

9.    Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

In the course of closing the Company’s merger with IXC, the Company became aware of IXC’s possible non-compliance with certain requirements under state and federal environmental laws.  Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of the former IXC facilities and operations and, by letter dated November 9, 1999, disclosed potential non-compliance at the former IXC facilities to the U.S. Environmental Protection Agency (“EPA”) under the Agency’s Self-Policing Policy.  The Company made similar voluntary disclosures to various state authorities.  The Company and the EPA resolved all non-compliance with federal laws in a consent agreement entered on May 1, 2001.  The Company has since paid an immaterial amount of civil penalties owed to the EPA under the consent agreement, and this matter has now reached finality with the EPA.  The Company is currently working with several state environmental protection agencies to ensure future compliance.

Were any state environmental agency to pursue any further action or proceeding despite the conclusion of the EPA matter, the Company believes that the resolution of such state actions or proceedings would not have a materially adverse effect on the Company’s financial condition.  Accordingly, this item will no longer be addressed in future Company filings unless circumstances change.

10.  Recently Issued Accounting Standards

On June 29, 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, “Business Combinations” ("SFAS 141").  SFAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 29, 2001.  SFAS 141 also established specific criteria for the recognition of intangible assets separately from goodwill.

On June 29, 2001 the FASB also issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” ("SFAS 142").  SFAS 142 requires cessation of the amortization of goodwill and annual impairment testing of those assets.   The Company will adopt SFAS 142 on January 1, 2002, as required and is currently evaluating the impact, if any, that SFAS 141 and 142 will have on its consolidated financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 supersedes Statement of Financial Accounting Standard No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and amends Accounting Principles Bulletin Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business”.  SFAS 144 develops one accounting model for long-lived assets that are disposed of by sale, based on the model previously developed in SFAS 121.  This standard also makes changes to the manner in which amounts from discontinued operations are measured and expands the scope of the components of an entity that qualifies for discontinued operations treatment.  This statement is effective for fiscal years beginning after December 15, 2001.  The Company will implement this standard as required in 2002, and does not expect this standard to have any material impact on the Company’s consolidated financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements (“SAB 101”).  As required, the Company adopted SAB 101 in the fourth quarter of 2000 and modified its revenue recognition policies retroactive to January 1, 2000 to recognize service activation revenues and associated direct incremental costs over their respective customer lives.  Accordingly, its quarterly results reported during the first three quarters of 2000 have been restated.  The adoption of this accounting change resulted in a one-time, non-cash, after-tax charge of $0.8 million in the first quarter of 2000, which had virtually no effect on reported earnings per share.  In the third quarter of 2001, the Company recognized $1.6 million in additional revenues and $1.5 million in incremental direct expenses pertaining to amounts included in the cumulative effect adjustment for SAB 101 as of January 1, 2000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties.  The Company’s future results could differ materially from those discussed herein.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.  Factors that could cause or contribute to such differences include, but are not limited to, the following (many of which are discussed in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000):

•      General and economic trends affecting the purchase of telecommunications services,

•      World and national events that may affect the demand for the Company’s services and the Company’s ability to provide service in the wake of any such events,

•      The Company’s ability to satisfy all covenants and requirements pertaining to its credit facility and the sufficiency of that credit facility to provide needed funding in excess of that which can be generated from the Company’s operations,

•      The ability of the Company’s subsidiaries to successfully compete against others in its respective businesses,

•      The ability of the Company to maintain existing network rights-of-way, and acquire new rights-of-way as needed, in order to continue providing service,

•      Regulatory initiatives that could impact the Company’s ability to offer service, the pricing for such  services and the associated profitability of those services,

•      The ability of the Company to attract and retain highly qualified employees,

•      The ability of the Company to introduce new products and services,

•      The financial stability of the Company’s customers and the ability to collect on revenues from those customers, and

•      The success of any restructuring efforts that the Company may undertake in order to improve profitability.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, segment data, and notes thereto.  Results for interim periods may not be indicative of the results for the full years.  The symbol “n/m” is used to refer to calculations in which the result is not meaningful.

Results of operations are as follows:

	(Unaudited) Three Months Ended September 30,				(Unaudited) Nine Months Ended September 30,

	2001	2000	Change	%	2001	2000	Change	%
($ Millions)
Revenues:
Broadband	$304.0	$264.3	$39.7	15%	$919.3	$715.8	$203.5	28%
Local	208.8	199.5	9.3	5%	621.6	588.8	32.8	6%
Wireless	64.3	48.8	15.5	32%	184.1	127.9	56.2	44%
Other	42.8	37.3	5.5	15%	123.3	103.0	20.3	20%
Intersegment	(22.0)	(18.7)	(3.3)	18%	(64.1)	(46.4)	(17.7)	38%
Total revenues	597.9	531.2	66.7	13%	1,784.2	1,489.1	295.1	20%

Costs and expenses:
Cost of sales	295.0	251.8	43.2	17%	866.8	699.1	167.7	24%
Selling, general and administrative	137.3	142.0	(4.7)	(3)%	435.1	438.0	(2.9)	(1)%
Total costs and expenses	432.3	393.8	38.5	10%	1,301.9	1,137.1	164.8	14%

EBITDA	165.6	137.4	28.2	21%	482.3	352.0	130.3	37%

Depreciation	114.8	88.6	26.2	30%	319.9	252.2	67.7	27%
Amortization	28.6	28.7	(0.1)	-	85.8	84.9	0.9	1%
Restructuring charges (credits)	-	-	-	n/m	10.0	(0.2)	10.2	n/m
Operating income	22.2	20.1	2.1	10%	66.6	15.1	51.5	n/m

Minority interest expense	13.8	11.2	2.6	23%	39.2	33.2	6.0	18%
Equity loss in unconsolidated entities	-	3.5	(3.5)	(100)%	4.0	9.5	(5.5)	(58)%
Interest expense	44.1	43.1	1.0	2%	127.2	119.7	7.5	6%
Other expense (income), net	(7.4)	(24.6)	17.2	(70)%	(6.5)	(31.6)	25.1	(79)%
Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(28.3)	(13.1)	(15.2)	116%	(97.3)	(115.7)	18.4	(16)%
Income tax (benefit) expense	(0.4)	10.3	(10.7)	(104)%	(6.7)	(7.1)	0.4	(6)%
Loss from continuing operations before cumulative effect of change in accounting principle	(27.9)	(23.4)	(4.5)	19%	(90.6)	(108.6)	18.0	(17)%
Income from discontinued operations, net of taxes	-	0.1	(0.1)	(100)%	-	0.4	(0.4)	(100)%
Cumulative effect of change in accounting principle, net of taxes	-	-	-	n/m	-	(0.8)	0.8	(100)%
Net loss	(27.9)	(23.3)	(4.6)	20%	(90.6)	(109.0)	18.4	(17)%
Dividends and accretion applicable to preferred stock	2.6	2.6	-	-	7.8	5.5	2.3	42%
Net loss attributable to common shareowners	$(30.5)	$(25.9)	$(4.6)	18%	$(98.4)	$(114.5)	$16.1	(14)%

Basic and diluted loss per common share	$(0.14)	$(0.12)	$(0.02)	17%	$(0.45)	$(0.54)	$0.09	(17)%

CONSOLIDATED OVERVIEW

Consolidated revenues totaled $598 million in the third quarter of 2001, which was $67 million, or 13%, greater than the same quarter in 2000.  For the nine-month period ended September 30, 2001, revenues increased $295 million or 20% over the same period in 2000 to $1,784 million.  Revenue growth generated by data, wireless and internet services totaled 99% for the quarter and 89% year-to-date, with the Broadband segment producing 60% and 69% of the revenue growth during the respective three- and nine-month periods.

Broadband segment revenues of $304 million for the third quarter and $919 million year-to-date were $40 million, or 15%, greater than the prior-year quarter and $204 million, or 28%, higher than the first nine months of 2000.  The bulk of the growth in this segment during both periods was generated by data services, offset by a decline in switched voice service revenue.

The Local segment produced revenue totaling $209 million during the third quarter and $622 million for the first nine months of the year for an increase of $9 million, or 5% higher than the prior-year quarter, and $33 million, or 6% higher than the first nine months of 2000.  The growth in this segment is attributable to increased high-speed data and Internet service revenue.  The Wireless segment produced revenues of $64 million for the quarter and $184 million year-to-date, representing increases of $16 million and $56 million and growth of 32% and 44%, respectively, in comparison to prior year periods.  These increases resulted from a larger subscriber base.  Other segment revenues grew $6 million and $20 million for the quarter and year-to date periods, or 15% and 20%, respectively. This growth was primarily the result of the “Any Distance” offering, coupled with growing managed hosting services.

Cost of sales of $295 million in the third quarter and $867 million year-to-date represented increases of $43 million, or 17%, and $168 million, or 24%, in comparison to the comparable prior year quarter and year-to-date periods.  The Broadband segment incurred the majority of the increase, with the $35 million increase for the quarter and $143 million year-to-date resulting from higher access charges, transmission leases, network construction, and information technology consulting expenses.  The Local segment also incurred a $5 million cost of sales increase over the prior year quarter and $11 million year-to-date due primarily to costs associated with equipment sales and the resale of national broadband services.  The remainder of the increase over the prior year periods was incurred by the Wireless and Other segments, each of which experienced higher costs associated with increased subscribership.

Selling, general and administrative (“SG&A”) expenses of $137 million decreased $5 million, or 3%, in comparison to the third quarter of 2000.  For the nine-month period ended September 30, 2001, SG&A expenses decreased $3 million or 1% from $438 million to $435 million.  The decreases in both periods versus the prior year are primarily due to a decline in amounts spent by the Broadband, Local and Other segments for advertising, as major advertising campaigns in 2000 were not repeated in 2001.

EBITDA of $166 million for the quarter increased 21%, or $28 million, versus the same period in 2000.  Year-to-date EBITDA of $482 million increased 37%, or $130 million, over the comparable period of 2000, with all segments contributing to the increase.  The Broadband segment contributed 21% of the increase for the third quarter and 39% of the increase year-to-date.  The Local segment contributed 18% of the EBITDA growth for the quarter and 21% year-to-date, while the Wireless segment contributed 43% and 27%, respectively.  EBITDA margin expanded to 28% in the third quarter and 27% year-to-date from 26% and 24% in the comparable prior-year periods.

Depreciation expense increased by 30%, or $26 million, in the third quarter and by 27%, or $68 million, year-to date in comparison to prior-year amounts.  The increase was primarily driven by the Broadband segment and reflects the build out of its national optical network.  The remainder of the increase was incurred by the Local and Wireless segments as they continue to maintain and enhance their networks.  Amortization expense of $29 million for the quarter and $86 million year-to-date relates to purchased goodwill and other intangible assets and was virtually unchanged in comparison to prior-year periods.

In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati- based subsidiaries, including CBT, CBAD, CBW, Public and CBD in order to create one centralized “Cincinnati Bell” presence for its customers.  Total restructuring costs of $9.4 million were recorded in the first quarter pertaining to the 2001 restructuring plan and consisted of $2.5 million related to lease terminations and $6.9 million related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for 114 employees.  The severance payments are expected to be substantially complete by December 31, 2001 and have resulted in a cumulative expenditure of $5.8 million as of September 30, 2001, including $0.5 million for severance benefits recorded in the second quarter of 2001 that were in excess of the original estimate.  The lease terminations are expected to be complete by March 31, 2002.

Operating income improved by $2 million in the third quarter to $22 million and increased $52 million to $67 million for the first nine months of the year, primarily as a result of significant improvements by the Local and Wireless segments.  The improvements were offset, however, by the lower operating income of the Broadband segment that was attributable to higher depreciation expense.

Minority interest expense includes dividends and accretion on the 12½% preferred stock of Broadwing Communications and the 19.9% minority interest of AT&T Wireless Services Inc. in the net income of the Company’s Cincinnati Bell Wireless LLC venture. As a result of the improved profitability of the wireless venture, minority interest expense grew to $14 million from $11 million during the third quarter, representing an increase of 23%.  On a year-to-date basis, minority interest expense increased 18%, from $33 million to $39 million.

The Company did not incur equity losses in unconsolidated entities in the current quarter since it no longer applies equity method accounting to its investment in Applied Theory.  The Company discontinued its use of equity method accounting during the second quarter of 2001 because its ownership percentage in Applied Theory had dropped below 20% and it no longer held a seat on Applied Theory’s board of directors.  As a result, the Company was no longer deemed to have significant influence over the operations of Applied Theory.  Prior to discontinuance of equity method accounting on this investment, the Company recorded $4 million in expense in 2001 as compared to $10 million during the first nine months of 2000.

Interest expense of $44 million for the quarter increased $1 million or 2% compared to the third quarter of 2000.  The increase is the net effect of a $9 million increase due to higher debt levels and a decrease of capitalized interest expense of $2 million related to a reduced volume of construction projects in process (thereby increasing interest expense), offset by a $10 million benefit due to lower interest rates.  On a year-to-date basis, interest expense increased $8 million or 6% to $127 million as a result of higher borrowing levels only partially offset by lower interest rates and additional capitalized interest.

Other income of $7 million in the third quarter of 2001 and year-to-date decreased $17 million and $25 million, respectively, in comparison to prior-year periods.  These decreases were primarily the net result of investment gains and losses, with the $11 million net gain on investment activity this quarter representing a $12 million reduction in comparison to the prior year quarter.  On a year-to-date basis, the $10 million net gain on investments in 2001 was $20 million lower than that recorded in the prior year.

The income tax benefit was minimal during the third quarter of 2001 while an expense of $10 million was recorded in the third quarter of 2000.  The benefit during the first nine months of 2001 of $7 million was nearly unchanged from the benefit of the prior nine-month period as the result of comparable pre-tax earnings amounts in both periods.

The Company reported a net loss of $28 million in the third quarter and $91 million year-to-date in 2001 compared to a loss of $23 million and $109 million for comparable periods in 2000.  The loss per share in the third quarter of $0.14 was $.02 more than the $0.12 loss in the prior year.  Both periods, however, included one-time gains related primarily to the disposition of minority investments.  Excluding these non-recurring items, the Company reported a net loss of $0.15 per share for the quarter versus a net loss of $0.19 per share for the same quarter in 2000.  On a year-to-date basis, the loss per common share of $0.45 for 2001 is $0.09 less than the $0.54 loss per common share in 2000.  Excluding the non-recurring items discussed above, the Company reported a net loss of $0.46 per share year-to-date versus a net loss of $0.64 per share for the same period in 2000.

BROADBAND

	(Unaudited)				(Unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2001	2000	Change	%	2001	2000	Change	%
($ Millions)
Revenues
Broadband transport	$125.8	$100.7	$25.1	25%	$358.5	$286.5	$72.0	25%
Switched services	96.5	101.3	(4.8)	(5)%	292.8	301.7	(8.9)	(3)%
Data and Internet	27.1	20.7	6.4	31%	88.1	42.4	45.7	108%
Network construction	22.9	19.4	3.5	18%	76.6	39.4	37.2	94%
Other services	31.7	22.2	9.5	43%	103.3	45.8	57.5	126%
Total revenues	304.0	264.3	39.7	15%	919.3	715.8	203.5	28%

Costs and Expenses:
Cost of sales	193.5	158.8	34.7	22%	566.4	423.2	143.2	34%
Selling, general and administrative	77.4	78.4	(1.0)	(1)%	251.2	241.6	9.6	4%
Total costs and expenses	270.9	237.2	33.7	14%	817.6	664.8	152.8	23%

EBITDA	$33.1	$27.1	6.0	22%	$101.7	$51.0	50.7	99%

The Broadband segment utilizes its advanced optical network consisting of approximately 18,500 route miles to provide broadband transport through private line and indefeasible right of use ("IRU") agreements, Internet services, ATM and frame relay, and long distance services provided to both wholesale and retail markets.  The Broadband segment also offers data collocation, information technology consulting, network construction and other services.  These services are offered nationally by the Company’s Broadwing Communications Inc. subsidiary.

Broadband transport services are comprised of the lease of dedicated circuits to customers.  These services are sold on a lease and IRU basis.  Switched services represent the transmission of long distance traffic to retail business customers and resellers.  Data and Internet services include providing dedicated IP, ATM/frame relay, data collocation and web hosting.  Network construction consists of a large, joint-use network construction project.  Other services are comprised of information technology consulting, hardware and other equipment sales.

Revenues

Total revenues grew 15% in the third quarter and 28% for the first nine months of 2001 versus the comparable periods in 2000, representing increases of $40 million and $204 million, respectively. During both periods, a significant amount of the revenue growth for the Broadband segment came from broadband transport, network construction and other data services.  These increases more than offset a decline in switched voice services.  Despite 15% revenue growth in comparison to the prior year quarter, results for the third quarter of 2001 indicated a slowing of momentum which contributed to a sequential decline in revenues for the quarter.

In comparison to prior year amounts, Broadband transport revenues increased $25 million in the current quarter, growing 25% to $126 million.  The nine-month period produced similar improvement, with 25% growth providing an additional $72 million in revenues. Growth in broadband transport revenue is being driven by an increased demand for high-bandwidth transport from enterprise customers, carriers, Internet backbone providers and Internet service providers.  While the growth rates remained constant in the third quarter, the Company did experience slowing revenue growth attributable to an increase in disconnections towards the end of the quarter.

Switched services revenue decreased 5% for the quarter and 3% for the nine-month period, decreasing $5 million and $9 million, respectively, from prior year results. This is the result of a continued focus on data services and accompanying de-emphasis on sales of voice services to the lower end of its switched services customer base.  At the same time, the Company has made an effort to minimize sales to less creditworthy customers in the wake of increasing bankruptcies in the wholesale segment of this market.

Data and Internet revenues increased $6 million, or 31%, and $46 million, or 108%, respectively, versus the prior year three- and nine-month periods.  Data and Internet revenues continue to increase with respect to the comparable prior year periods on the strength of demand for dedicated IP and ATM/frame relay services.  These increases were partially offset by decreased demand for equipment and collocation services.

Network construction revenue increased $4 million, or 18%, in the current quarter and $37 million, or 94%, year-to-date as a result of a large construction project that is expected to be complete by the first quarter of 2002.

Other revenues grew $10 million, or 43%, versus the prior year quarter and $58 million year-to-date, or 126%, versus prior year results.  These increases were attributable to growth in information technology consulting services and increased sales of hardware related to that business.

Costs and Expenses

Cost of sales primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs for information technology consulting. In the current quarter, cost of sales amounted to $194 million, a 22% increase over the $159 million incurred during the third quarter of 2000.  For the nine-month period ended September 30, 2001, the $566 million incurred represented a 34% increase over the $423 million incurred during the same period in 2000.  These increases were driven primarily by costs needed to support the revenue growth of broadband transport, data and internet and information technology consulting services.

Selling, general and administrative (“SG&A”) expenses decreased 1% to $77 million, attributable to efforts to reduce consulting, contracted labor services and advertising expenses.  For the nine-month period ended September 30, 2001, SG&A expenses of $251 million were 4% higher than in the respective prior period.  The majority of the increase for the nine-month period was attributable to higher headcount during the first half of the year, which declined during the third quarter of 2001.  Offsetting this increase were decreases in advertising due to the completion of a national advertising campaign, decreases in consulting and contracted labor services and increased capitalized overhead associated with the optical overbuild of the network (thereby decreasing SG&A).

EBITDA increased in the current quarter by $6 million, or 22%, to $33 million, while year-to-date EBITDA doubled to $102 million.

LOCAL

	(Unaudited)				(Unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2001	2000	Change	%	2001	2000	Change	%
($ Millions)
Revenues
Local service	$116.6	$114.6	$2.0	2%	$348.6	$337.6	$11.0	3%
Network access	50.7	50.9	(0.2)	-	154.2	148.5	5.7	4%
Other services	41.5	34.0	7.5	22%	118.8	102.7	16.1	16%
Total revenues	208.8	199.5	9.3	5%	621.6	588.8	32.8	6%

Costs and Expenses:
Cost of sales	69.4	64.7	4.7	7%	206.8	195.2	11.6	6%
Selling, general and administrative	33.3	33.7	(0.4)	(1)%	99.0	105.4	(6.4)	(6)%
Total costs and expenses	102.7	98.4	4.3	4%	305.8	300.6	5.2	2%

EBITDA	$106.1	$101.1	$5.0	5%	$315.8	$288.2	$27.6	10%

The Local segment provides local telephone service, network access, data transport, high-speed Internet access and other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana.  These services are provided by the Company’s Cincinnati Bell Telephone Company (“CBT”) subsidiary.

Revenues

During the third quarter, revenues increased $9 million versus the same period in 2000, or 5%, to $209 million.  For the nine months ended September 30, 2001, revenues increased $33 million to $622 million, representing a growth rate of 6% over the comparable period in 2000. High-speed data and Internet services, along with value-added services such as custom calling features, contributed $12 million in revenue growth for the quarter and $40 million year-to-date, amounts that were in excess of total growth for both periods.  This growth is being partially offset by declining voice revenue that was largely attributable to a year-over-year decrease in access lines.  CBT continues to produce revenue growth by leveraging the investment in its network and through creative product bundling solutions such as its Complete Connections® offering, which allows the customer to consolidate high-speed data transport, local service, custom-calling features, Internet access, wireless, and long distance on one customer bill.

Local service revenues grew 2% during the third quarter and 3% year-to-date for a total increase of $2 million and $11 million, respectively, versus prior year amounts.  Local services contributed 21% of the revenue growth versus the third quarter of 2000 and 33% for the first nine months of 2001.  The Company’s Complete Connections® calling service bundle added 11,000 subscribers in the third quarter of 2001, bringing total residential subscribership to 224,000, or 34% of all residential lines. Of the Complete Connections subscribers, nearly 21,000 have chosen the richest bundle, Complete Connections Universal® .

CBT continued to grow the Company’s ZoomTownSM asynchronous digital subscriber line (“ADSL”) high-speed data transport service with subscribership growing to 55,000, a 56% increase over the third quarter of 2000.  CBT is able to provision service across the vast majority of its regional network infrastructure, as 83% of its access lines are loop-enabled for ADSL transport.

Network access revenues of $51 million decreased slightly as compared to the third quarter of 2000 due to a decline in access minutes of use and decreased per-minute rates instituted as part of optional incentive rate regulation at the Federal level in July 1999.  For the nine months ended September 30, 2001, network access revenues increased $6 million to $154 million representing 4% growth over the prior year period as a result of a 38% increase in digital and optical voice-grade equivalents (“VGEs”).

In comparison to prior year totals, other services revenue grew 22% or $8 million in the current quarter and 16% or $16 million year-to-date, bringing total other services revenue to $42 million and $119 million, respectively. The bulk of the increase in the other services category is attributable to equipment sales and related installation and maintenance, and the resale of broadband products.  The Company’s Internet access service (FUSE®) added 5,000 new subscribers during the third quarter, bringing total subscribership at the end of the quarter to 94,000.

Costs and Expenses

Cost of sales of $69 million in the third quarter totaled 7% more than in the prior year quarter, a $5 million increase.  In comparison to the first nine months of 2000, year-to-date cost of sales of $207 million increased $12 million or 6%.  CBT incurred increases totaling $11 million versus the prior-year quarter and $31 million year-to-date in the cost of materials for equipment sales, resale of national broadband products and customer care expenses related to high-speed internet access service.  These increases were offset by reductions of $6 million for the quarter and $19 million year-to-date in labor costs due to lower headcount and reciprocal compensation expense as a result of recent settlements and regulatory rulings.

SG&A expenses were flat in the third quarter and down 6%, or $6 million, through the first nine months of the year, primarily due to a $5 million reduction in advertising expenses associated with a bundled product offering promotional campaign in 2000 not repeated in 2001.  Reduced headcount also contributed to the decrease.

As a result of the above, EBITDA reached $106 million in the quarter, a $5 million, or 5%, increase over the same quarter in 2000.   On a year-to-date basis, EBITDA increased $28 million or 10% over the comparable 2000 period.  Similar improvement was achieved with regard to EBITDA margin, which remained steady at 51% during the quarter and increased two margin points year-to-date to 51%.

CBT has maintained its margins, EBITDA and profitability by leveraging the investment in its telecommunications network to offer new value-added products and services without significant incremental costs.  In addition, CBT is able to offer a wide variety of telecommunications services at attractive prices with the added convenience of one customer bill.  As a result, CBT has lost a minimal number of access lines since the commencement of competition in its operating area.

WIRELESS

	(Unaudited)				(Unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2001	2000	Change	%	2001	2000	Change	%
($ Millions)
Revenues
Service	$60.2	$45.3	$14.9	33%	$172.7	$118.4	$54.3	46%
Equipment	4.1	3.5	0.6	17%	11.4	9.5	1.9	20%
Total revenues	64.3	48.8	15.5	32%	184.1	127.9	56.2	44%

Costs and Expenses:
Cost of sales	25.6	22.3	3.3	15%	75.8	59.0	16.8	28%
Selling, general and administrative	19.2	19.1	0.1	1%	58.9	54.1	4.8	9%
Total costs and expenses	44.8	41.4	3.4	8%	134.7	113.1	21.6	19%

EBITDA	$19.5	$7.4	$12.1	164%	$49.4	$14.8	$34.6	234%

The Wireless segment includes the operations of the Cincinnati Bell Wireless LLC (“CBW” subsidiary), a venture in which the Company owns 80.1% and AT&T Wireless Services Inc. ("AWS") owns the remaining 19.9%.  This segment provides advanced digital personal communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas.  Services are provided over the Company’s regional and AWS' national wireless networks.

Revenues

Wireless revenues grew 32% to $64 million in the third quarter of 2001, while revenues for the first nine months of 2001 grew 44% to $184 million.  The revenue growth of approximately $16 million and $56 million, respectively, was the result of higher service revenues for both postpaid and prepaid subscribership.  Postpaid revenues accounted for approximately 61% and 54% of the revenue growth during the three- and nine-month periods while prepaid provided 26% and 32% of the growth, respectively, in comparison to the prior year quarter and year-to-date periods.  The remaining growth for the segment was provided by equipment sales, which increased 17% for the quarter and 20% year-to-date due to successful marketing campaigns.

Over 22,000 net subscribers were added during the quarter, with approximately 64% of the growth coming from the postpaid category and the remainder from prepaid services. Year-to-date, the Wireless segment has added approximately 98,000 subscribers, nearly equally split between the postpaid and prepaid categories.  Total postpaid subscribership now stands at over 290,000.  Subscribership to the i-wirelessSM prepaid product grew from approximately 66,000 subscribers at the end of the third quarter of 2000 to approximately 147,000 at the end of the third quarter of 2001. i-wirelessSM represents an efficient use of the Company’s wireless network as the subscribers generally make use of the network during off-peak periods.  In addition, the cost per gross addition (“CPGA”) for i-wirelessSM subscribers is less than half that of postpaid subscribers.  Total wireless subscribership now stands at approximately 437,000, a 57% increase versus the third quarter of the prior year.

Average revenue per unit ("ARPU") from postpaid subscribers of $63 during the quarter decreased from  $69 in the third quarter of 2000 due to pricing pressure from increased competition.  Average quarterly customer churn increased slightly to 1.63% for postpaid subscribers due to increased competition; however, churn remained near the lowest in the industry.

Costs and Expenses

Cost of sales consists largely of incollect expense generated by CBW subscribers using their handsets while in the territories of other wireless service providers, in addition to network operations costs, customer care and the cost of equipment sold.  These costs increased 15% to $26 million in the third quarter of 2001, while costs increased 28% to $76 million in the nine-month period of 2001.  The increases in cost of sales of $3 million during the quarter and $17 million year-to-date are due primarily to increased subscribership and the associated incollect expense and handset costs.

SG&A expenses include employee costs and the cost of customer acquisition, which consists primarily of customer handset subsidies, advertising, distribution and promotional expenses.  These costs of $19 million in the third quarter of 2001 remained consistent with the same quarter of the previous year, and increased $5 million or 9% during the first nine months of 2001. Approximately 80% percent of the year-to-date increase resulted from the cost associated with a successful handset promotion in the second quarter.  SG&A expenses continued to decrease significantly as a percentage of total revenue, declining from 39% of revenues in the third quarter of 2000 to 30% in 2001 and from 42% in the first nine months of 2000 to 32% year-to-date in 2001.

The Wireless segment continues to substantially improve EBITDA as the Company leverages its network investment and benefits from an embedded customer base, low churn and ongoing promotional efforts.  In the current quarter, EBITDA of nearly $20 million represented a $12 million improvement over the same quarter in the prior year. EBITDA for the first nine months of 2001 totaled over $49 million, compared to $15 million for the comparable period in 2000.  EBITDA margin improved 15 margin points in each period, growing to 30% for the quarter and 27% year-to-date.

OTHER

	(Unaudited)				(Unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2001	2000	Change	%	2001	2000	Change	%
($ Millions)

Revenues	$42.8	$37.3	$5.5	15%	$123.3	$103.0	$20.3	20%

Costs and Expenses:
Cost of sales	24.2	21.9	2.3	11%	72.3	60.8	11.5	19%
Selling, general and administrative	11.4	13.0	(1.6)	(12)%	33.6	43.6	(10.0)	(23)%
Total costs and expenses	35.6	34.9	0.7	2%	105.9	104.4	1.5	1%

EBITDA	$7.2	$2.4	$4.8	200%	$17.4	$(1.4)	$18.8	n/m

The Other segment comprises the operations of the Company’s Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Directory (“CBD”), ZoomTown.com (“ZoomTown”) and Cincinnati Bell Public Communications (“Public”) subsidiaries.  The results of operations of Cincinnati Bell Supply are no longer reflected in this segment pursuant to the sale of this business in the second quarter of 2000.

Revenues

Revenues of $43 million for the quarter and $123 million year-to-date were 15% and 20% increases over the respective prior year periods.  CBAD produced the majority of the revenue growth in both the quarter and year-to-date periods, or $4 million and $14 million respectively, based on the success of its “Any Distance” long distance service offering.  This offer has been successful in capturing 522,000 subscribers in Cincinnati and Dayton, Ohio, with subscribership in the Cincinnati area representing residential and business market shares of 66% and 37%, respectively.

CBD continues to provide nearly half of the revenues in this segment as the directory business grew by 2% during the quarter and year-to-date.  ZoomTown’s web hosting and content business produced over $1 million in additional revenues during the third quarter and nearly $4 million year-to-date compared to the year earlier.  Revenues from Public were consistent with the prior year quarter and increased approximately $2 million year-to-date, contributing the remaining revenue growth in the Other segment.

Costs and Expenses

Cost of sales totaled $24 million in the current quarter and $72 million year-to-date, representing increases of 11% and 19%, respectively.  CBAD costs increased nearly $2 million during the quarter and $7 million year-to-date due to increased access charges as volume continued to grow. ZoomTown costs increased nearly $0.5 million during the quarter and $4 million year-to-date as additional costs were incurred for network operations and customer care costs associated with the growth of the web hosting business.  CBD and Public’s costs remained relatively flat in comparison to prior-year results.

SG&A expenses decreased $2 million in the quarter and $10 million year-to-date, or 12% and 23%, respectively.  Nearly $1 million of the decrease for the quarter, and $9 million year-to-date, is due to the relatively high customer acquisition costs at CBAD incurred in the prior year as part of the introduction of the Any Distance offering not repeated in 2001. The remaining decrease of $1 million in SG&A during the quarter and year-to-date related to cost savings at CBD due to a decrease in marketing expenses.

EBITDA improved to $7 million for the quarter and $17 million year-to-date as a result of increasing sales and decreasing SG&A expenses, representing $5 million and $19 million improvements, respectively, in comparison to prior year EBITDA totals.  EBITDA margin experienced a similar increase, improving from 6% in the third quarter of 2000 to 17% in the current quarter, and from a loss of 1% in the first nine months of 2000 to 14% in the comparable period of 2001.

Financial Condition

The Company’s management became aware of various trends during the quarter which have resulted in a sequential downturn in its broadband business.  This downturn was primarily the result of demand for broadband services decreasing as customers have delayed purchasing activities, migrated traffic from the Company’s network, or entered into bankruptcy.  The Company’s collocation and web hosting products have experienced weaker sales as current and potential customers have delayed spending.  Finally, capital spending by customers for network construction, systems hardware, IT consulting, and managed services has declined as companies have reassessed their capital budgets.  These developments, which are largely the result of a restricting economy, could make it difficult for the Company to attain revenue projections and operating margins.

In response to these trends, the Company initiated an evaluation of the its operations designed to identify opportunities to reduce future operating expenses and capital requirements.  The conclusion of the Company’s review will result in a restructuring plan in the fourth quarter of 2001, which may include employee separations, facility closures designed to consolidate operations and the elimination of certain business lines in order to channel resources to profitable products with the greatest opportunity for growth.  Management believes that the restructuring plan will result in a reduction in operating expenses, but can make no assurances on the future operations of the company due to current market and economic conditions, which are outside the scope of the Company’s control.

Capital Investment, Resources and Liquidity

The Company has invested significant capital in order to expand the reach of its networks for national broadband, regional wireless and local telephone operations. Now that the Company has largely completed the optical overbuild of its national network and increased the lit capacity on that network, and with the impending conclusion of a large, joint-use network construction contract, capital spending will be more closely tied to specific customer requests that are deemed to provide an acceptable return to the Company’s shareholders as well as to the maintenance and optimization of its networks.  As a result, the Company expects capital spending in the near term to be considerably less than in prior years.

In order to fund capital spending priorities and provide for other general corporate purposes beyond what can be generated through operations, the Company maintains a $2.3 billion credit facility with a group of lending institutions. This credit facility was increased from $2.1 billion during the second quarter through the issuance of $200 million of term debt.  The credit facility now consists of $900 million in revolving credit and $1.4 billion in term loans.  At September 30, 2001, the Company had drawn approximately $1.875 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the merger with IXC, and to provide for the Company’s business needs.   As of that date, the Company had approximately $425 million in additional borrowing capacity available under this facility which it believes will be sufficient in order to provide for its financing requirements in excess of amounts generated from its operations.

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

The Company is subject to financial covenants in association with the credit facility.  These financial covenants require that the Company maintain certain debt to EBITDA, senior secured debt to EBITDA, debt to capitalization and interest coverage ratios.  This facility also contains certain covenants, which, among other things, may restrict the Company’s ability to incur additional debt, pay dividends, repurchase Company common stock, sell assets or merge with another company.  As a result of the restructuring of its operations currently being contemplated (and further discussed in “Financial Condition” on page 31 of this Report on Form 10-Q), the Company is closely monitoring its debt covenants and is also conducting a review of its debt covenants in light of the economic uncertainties already discussed.

As of the date of this filing, the Company maintains the following credit ratings:

			Fitch	Moody’s
Entity	Description	Standard and Poor’s	Credit Rating Service	Investor Service
BRW	Corporate Credit Rating	BB+	BB+	Ba2
CBT	Corporate Credit Rating	BB+	BBB+	Baa3

Standard and Poor’s and Moody’s Investor Service currently maintain a negative outlook on the industry sector that includes emerging telecommunications companies such as Broadwing.  At this time, the Company is not aware of any impending action to its credit rating.  In addition, the Company has shown continued improvement on most of its credit ratios.  If the Company’s credit rating were to be downgraded, its current borrowing rates of 175 to 275 basis points above LIBOR would increase but would not curtail the Company’s ability to borrow from its existing credit facility.

The Company also has an ownership position in equity securities that were valued at approximately $19 million as of September 30, 2001.  The market value of this portfolio has decreased approximately $236 million since December 31, 2000 primarily due to the liquidation of the Company’s investment in PSINet and Corvis.

Cash Flow

For the first nine months of 2001, cash provided by operating activities was $199 million, compared to $243 million in 2000.  The decrease in cash provided by operating activities was primarily due to decreases in deferred revenue, accounts payable and accrued liabilities, offset by increases in non-cash expenses such as depreciation, amortization and the provision for losses on receivables.

Capital expenditures for the first nine months of 2001 were approximately $537 million, 2% lower than the $546 million spent in the first nine months of 2000.  Capital expenditures to maintain and grow the optical network and maintain the local Cincinnati wireline network and regional wireless network are expected to be approximately $670 million in 2001.

Approximately $45 million in preferred stock dividends were paid to shareowners during the nine-month period ended September 30, 2001.  This amount is included in the “Minority interest expense” caption in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss).  In addition, the Company borrowed a net $236 million during three quarters of 2001 from the $2.3 billion credit facility discussed above.  During the period, the Company generated proceeds of $82 million by entering into a forward sale agreement for eight million shares of its investment in Corvis Corporation.  The forward sale was settled in the third quarter by delivery of the shares sold forward.

Balance Sheet

The following comparisons are relative to December 31, 2000.

The decrease in other noncurrent assets of $199 million is primarily the result of the liquidation of the investments in Corvis and PSINet.  Short-term debt increased by $106 million due substantially to the reclassification to short term of $89 million of term notes under the credit facility and $20 million of CBT notes coming due in the first nine months of 2002.  The decrease in accounts payable of $47 million is due to reductions in selling, general, and administrative expenses and sequential decreases in capital expenditures over the prior three quarters. The increase in current deferred revenue of $111 million and decrease in noncurrent deferred revenue of $166 million is primarily due to the renegotiation and amortization of existing IRU agreements.

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

Business Outlook

The Company’s major subsidiaries face competition from a host of other well-known communications providers.  Broadwing Communications faces competition from other fiber-based telecommunications providers such as AT&T, Worldcom, Sprint, Level 3 Communications, Qwest Communications International, Global Crossing and Williams Communications.  Broadwing IT Consulting, a subsidiary of Broadwing Communications, competes with Intranet hardware vendors, system integrators, value added resellers and other information technology consulting businesses.

Cincinnati Bell Telephone’s current and potential competitors include wireless services providers, interexchange carriers, competitive local exchange carriers and others. To date, CBT has signed various interconnection agreements with competitors and has transferred approximately 2% of access lines to competitors since the advent of competition in CBT’s service area.

The Company’s other subsidiaries face competition in their markets, principally from larger companies. These subsidiaries primarily seek to differentiate themselves by leveraging the strength and recognition of the Company’s brand equity, by providing customers with superior service, by focusing on niche markets and developing and marketing customized packages of services.

Cincinnati Bell Wireless is currently one of seven active wireless service providers in the Cincinnati and Dayton, Ohio metropolitan market areas. Cincinnati Bell Directory’s competitors are directory services companies, newspapers and other media advertising service providers in the Cincinnati metropolitan market area.  CBD competes with “Yellow Book”, which may affect CBD’s ability to grow or maintain profits and revenues.

Cincinnati Bell Any Distance has captured substantial market share in the Greater Cincinnati area since the introduction of its Any Distance service offering in January 2000, but faces intense competition from larger long distance providers and other resellers.  Margins on long distance rates continue to fall as providers attempt to maintain their subscriber base.  Furthermore, substantial advertising is necessary in order to capture and retain market share.  The web hosting operations of ZoomTown.com had a successful launch in 2000, but faces competition from other nationally known webhosting providers.

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

In the course of closing the Company’s merger with IXC, the Company became aware of IXC’s possible non-compliance with certain requirements under state and federal environmental laws.  Since the Company is committed to compliance with environmental laws, management decided to undertake a voluntary environmental compliance audit of the former IXC facilities and operations and, by letter dated November 9, 1999, disclosed potential non-compliance at the former IXC facilities to the U.S. Environmental Protection Agency (“EPA”) under the Agency’s Self-Policing Policy.  The Company made similar voluntary disclosures to various state authorities.  The Company and the EPA resolved all non-compliance with federal laws in a consent agreement entered on May 1, 2001.  The Company has since paid an immaterial amount of civil penalties owed to the United States EPA under the consent agreement, and this matter has now reached finality with the EPA.  The Company is currently working with several state environmental protection agencies to ensure future compliance.

Were any state environmental agency to pursue any further action or proceeding despite the conclusion of the EPA matter, the Company believes that the resolution of such state actions or proceedings would not have a materially adverse effect on the Company’s financial condition.  Accordingly, this item will no longer be addressed in future Company filings unless circumstances change.

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

Interest Rate Risk Management – The Company’s objective in managing its exposure to interest rate fluctuations is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has entered into a series of interest rate swap agreements to effectively convert its variable rate debt into fixed interest rates on notional amounts totaling $440 million at September 30, 2001.  A detailed discussion of the Company’s interest rate swaps can be found in Note 4 of the Notes to Condensed Consolidated Financial Statements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is included in Note 9 of the notes to the condensed consolidated financial statements of this quarterly report.

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

Broadwing Inc.

Date:	November 14, 2001	/s/ Kevin W. Mooney
Kevin W. Mooney
Chief Financial Officer