Form 10-K
period 2001-12-31
BROADWING INC
filed 2002-03-28
CIK 716133

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 1-8519

BROADWING INC.
Incorporated under the laws of the State of Ohio

I.R.S. Employer Identification Number 31-1056105

201 East Fourth Street, Cincinnati, Ohio 45202

Telephone: (513) 397-9900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares (par value $0.01 per share) Preferred Share Purchase Rights 6 3/4% Preferred Shares	New York Stock Exchange Cincinnati Stock Exchange New York Stock Exchange

Securities requested pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (!229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        At March 5, 2002, there were 218,792,775 Common Shares outstanding.

        At March 5, 2002, the aggregate market value of the voting shares owned by non-affiliates was $1,573,120,052.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the registrant's definitive proxy statement dated March 22, 2002 issued in connection with the annual meeting of shareholders (Part III)

This report contains trademarks, service marks and registered marks of Broadwing Inc., as indicated.

Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement

        This Form 10-K contains "forward-looking" statements, as defined in federal securities laws including the Private Securities Litigation Reform Act of 1995, which are based on Broadwing Inc.'s (together with its consolidated subsidiaries, the "Company") current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs, expectations and future plans and strategies of the Company, are forward-looking statements. These statements involve potential risks and uncertainties; therefore, actual results may differ materially from those expressed or implied in forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

        Important factors that may affect the Company's expectations include, but are not limited to: changes in the overall economy; world and national events that may affect the ability of the Company to provide services; changes in competition in markets in which the Company operates; advances in telecommunications technology; the ability of the Company to generate sufficient cash flow to fund its business plan and maintain and strategically grow its optical network; changes in the telecommunications regulatory environment; changes in the demand for the services and products of the Company; the ability of the Company to introduce new service and product offerings in a timely and cost effective basis; the ability of the Company to attract and retain highly qualified employees; the ability of the Company to access capital markets and the successful execution of restructuring initiatives.

Part I

Item 1. Business

General

        The Company is a full-service, local and national provider of data and voice communications services, and a regional provider of wireless communications services. The Company seeks to provide world-class service on a national level by combining two sets of strengths: its national optical network and Internet backbone and its state-of-the-art local network with a well-regarded brand name and reputation for service. The Company operates in four business segments: Broadband, Local, Wireless and Other.

        The Company completed its merger with the former IXC Communications, Inc. ("IXC", now "Broadwing Communications") on November 9, 1999 (the "Merger") and accounted for this transaction according to the purchase method of accounting. As such, Broadwing Communications' operating results are included in the Company's operating results prospectively from November 9, 1999 and are referred to as the "as reported" results. The Company's "pro forma" results assume that the Merger took place on January 1, 1999 and combine the operating results of the historical Cincinnati Bell Inc. and the former IXC. The pro forma numbers are subject to certain assumptions and related adjustments, all of which pertain to the Merger.

        The Company was incorporated under the laws of Ohio in 1873 and remains incorporated under the laws of Ohio. It has its principal executive offices at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900).

Broadband

        The Broadband segment was created as a result of the Merger and reflects the operations of the Company's Broadwing Communications subsidiary. Broadband revenue constituted 51% of consolidated Company revenue in 2001, or two percentage points higher than the 49% generated in 2000.

        Broadwing Communications is a nationwide provider of data and voice communications services. These services are provided over approximately 18,500 route miles of fiber-optic transmission facilities. Broadband segment revenue is generated by broadband transport, switched voice services, data and Internet services, information technology consulting and network construction and other services.

        Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits. The majority of revenue from the broadband transport category is generated by private line monthly recurring revenue. However, approximately one-fourth of the revenue is provided by indefeasible-right-of-use agreements (IRU), which cover a fixed period of time and represent the lease of capacity or network fibers. The buyer of IRU services typically pays cash upon execution of the contract. The Company's policy and practice is to amortize these payments into revenue over the life of the contract.

        Switched voice services consist of billed minutes of use, primarily for the transmission of voice long-distance services on behalf of both wholesale and retail customers. Switched voice service revenue has been decreasing as a percentage of total Broadband segment revenue as Broadwing Communications has focused its efforts on optimizing profitability of this revenue source. Therefore, the Company has minimized sales to less creditworthy customers, tightened credit to wholesale customers in the wake of increasing bankruptcies and exited its telemarketing operations to a low end customer base. Switched voice services provided 32% and 41% of Broadband segment revenue in 2001 and 2000, respectively, and 50% of Broadband segment pro forma revenue in 1999.

        Data and Internet services consist of the sale of high-speed data transport services utilizing technology based on Internet protocol ("IP"), ATM/frame relay, data collocation and web hosting. These services continued to grow as a percentage of segment revenue, increasing from 6% in 2000 to nearly 10% in 2001. The Company envisions a growing market for these types of services, and it expects the Data and Internet services will provide a greater share of Broadband segment revenue in the future.

        IT consulting ("IT consulting") consists of information technology consulting services and related hardware sales. These services are provided by Broadwing IT Consulting, a wholly owned subsidiary of Broadwing Communications, which began operating as Broadwing Technology Solutions ("BTS") during 2001. For the year 2001, information technology consulting revenue was $141 million, or $76 million higher than in 2000.

        Network construction and other services consist of large, joint-use network construction projects, the receipt of warrants in 2000 related to a field trial of optical equipment and residual revenue in 1999 from a prior sale of dark fiber. The Company typically gains access to rights-of-way or additional fiber routes through its network construction activities. In 2001, network construction projects provided $87 million in revenue, compared to $67 million in network construction and other services revenue in 2000. The Company expects to complete its remaining ongoing project in 2002, and will subsequently exit this line of business.

        The centerpiece of the Broadband segment is its next-generation network. This network is fully operational, includes an Internet backbone and is one of the first in the United States of America to incorporate optical switching technology. In order to maintain its network, Broadwing Communications relies on supplies from certain key external vendors and a variety of other sources.

        As revenue from the Broadband segment is primarily generated by usage-based and monthly service fees, the operations of the segment follow no particular seasonal pattern. However, this segment does receive approximately 50% of its revenue from interexchange carriers that have or are capable of constructing their own network facilities, but utilize the Company's broadband transport, switched voice and network construction services to augment their own networks. Remaining revenue in the segment is generated by business enterprise customers through the purchase of broadband transport, internet, switched voice and IT consulting services.

        Broadwing Communications faces significant competition from other fiber-based telecommunications companies such as AT&T, WorldCom, Sprint, Level 3 Communications, Qwest Communications International, Williams Communications and several emerging competitors. These competitors attempt to compete on the basis of price, quality, service and product breadth.

Local

        The Local segment provides local telephone service, network access, high-speed Internet access, data transport services and switched long-distance, as well as other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. This market consists of approximately 2,400 square miles located within a 25-mile radius of Cincinnati, Ohio. Services are provided through the Company's Cincinnati Bell Telephone ("CBT") subsidiary.

        CBT's service offerings are generally classified into three major categories: local service, network access, and other services. The Local segment produced 35% and 39% of consolidated Company revenue in 2001 and 2000, respectively, and 44% of pro forma consolidated revenue in 1999.

        Local service revenue is primarily from end-user charges for use of the public switched telephone network and for value-added services such as custom calling features. These services are provided to business and residential customers and represented 56% of CBT's revenue in 2001. Network access represented 25% of CBT's revenue in 2001 and came from interexchange carriers for access to CBT's local communications network and business customers for customized access arrangements. Other services provided the remaining 19% of CBT's revenue in 2001 and consisted of the sale and installation of telecommunications equipment, Internet access, inside wire installation and maintenance, resale of Broadwing Communications services and other ancillary services.

        CBT has successfully leveraged its embedded network investment to provide value-added services and product bundling packages, resulting in additional revenue with minimal incremental costs. CBT's plant, equipment and network are state-of-the-art and are capable of handling new service offerings as they are developed. All of the network access lines subscribed to CBT are served by digital switches and have the ISDN and Signaling System 7 capability necessary to support enhanced features such as Caller ID, Call Trace and Call Return. The network also includes approximately 2,000 route miles of fiber-optic cable, with synchronous optical network ("SONET") rings linking Cincinnati's downtown with other major business centers. These SONET rings offer increased reliability and redundancy to CBT's major business customers.

        In order to maintain its network, CBT relies on supplies from certain key external vendors and a variety of other sources. Since the majority of CBT's revenue results from use of the public switched telephone network, its operations follow no particular seasonal pattern. CBT's franchise area is granted under regulatory authority, and is subject to increasing competition from a variety of competitors. CBT is not aware of any regulatory initiative that would restrict the franchise area in which it is able to operate. A significant portion of revenue is derived from pricing plans that require regulatory overview and approval. In recent years, these regulated pricing plans have resulted in decreasing or fixed rates for some services, offset by price increases and more flexibility for other services.

        As of December 31, 2001, approximately 38 companies were certified to offer telecommunications services in CBT's local franchise area and 42 companies had sought interconnection agreements with CBT. CBT seeks to maintain a competitive advantage over these carriers through its service quality, network capabilities, innovative products and services, creative product bundling, customer billing and value pricing. CBT has experienced only a 2% net loss in the number of access lines to competitors since 1998.

        CBT had approximately 1,032,000 network access lines in service on December 31, 2001, a 2% reduction in comparison to 1,049,000 access lines in service at December 31, 2000. Approximately 68% of CBT's network access lines serve residential customers and 32% serve business customers. In addition, the sale of higher-bandwidth digital and optical services, measured in voice-grade equivalents, increased 19% and 37% in 2001 and 2000, respectively.

Wireless

        The Wireless segment comprises the operations of Cincinnati Bell Wireless LLC ("CBW"), a venture with AT&T Wireless Services ("AWS") in which the Company owns 80.1% and AWS owns the remaining 19.9%. CBW provides advanced wireless digital personal communications services and sales of related communications equipment to customers in its Greater Cincinnati and Dayton, Ohio operating areas. Services are provided over CBW's regional and AWS's national networks.

        Revenue for the Wireless segment comes primarily from two sources: provision of wireless communications services to its subscribers and the sale of handsets and accessories. In 2001, approximately 94% of revenue for the segment was from services and the remaining 6% was generated by equipment sales. This compares to approximately 93% and 7%, respectively, of 2000 revenue, and 86% and 14%, respectively, of 1999 revenue. In total, the Wireless segment contributed 11% and 9% of consolidated revenue in 2001 and 2000, respectively, and accounted for approximately 23% of consolidated revenue growth in both 2001 and 2000. In 1999, the Wireless segment produced 5% of pro forma consolidated revenue and 70% of pro forma consolidated revenue growth.

        Service revenue is generated primarily through subscriber use of CBW's wireless communications network. This network is maintained by CBW in the Greater Cincinnati and Dayton, Ohio operating areas, and by AWS for wireless calls beyond these areas being terminated on AWS's national wireless network. Service revenue is generated through a variety of rate plans, which typically include a fixed number of minutes for a flat monthly rate, with additional minutes being charged at a per-minute-of-use rate. Revenue is also generated when subscribers of other wireless providers initiate calls while roaming in CBW's service area. However, this segment incurs significant expenses when its own wireless subscribers use their handsets in the operating territory of other wireless providers.

        Approximately 85% of all service revenue was generated by postpaid subscribers who pay a monthly access fee in advance and usage fees in arrears. The remaining 15% of service revenue was generated by CBW's i-wirelessSM prepaid service. In October 1999, CBW introduced this prepaid service, allowing for the purchase of a specific number of minutes, in advance, at a fixed price. Since this service leverages CBW's existing network and requires no billing capabilities, it requires minimal incremental capital investment.

        Sales of handsets and accessories take place primarily at CBW's retail locations, which consist of stores and kiosks in high-traffic shopping malls and commercial buildings in the Greater Cincinnati and Dayton, Ohio areas. Sales also take place in the retail stores of major electronic retailers pursuant to agency agreements. CBW sells handsets and accessories from a variety of vendors, with the Nokia brand being the most popular among its customers. CBW maintains a supply of equipment and does not envision any shortages that would compromise its ability to add customers. Unlike service revenue (which is a function of wireless handset usage), equipment sales are subject to seasonality, as customers often purchase handsets and accessories as gifts during the holiday season in the Company's fourth quarter. In order to attract customers, CBW typically sells handsets for less than direct cost.

        The Wireless segment offers its services over a digital wireless network using Time Division Multiple Access ("TDMA") technology. The Company believes that TDMA technology will meet the existing needs of its customers and enable CBW to introduce new products and services as part of its business plan. As previously mentioned, this segment also relies on AWS's national network for calls outside of CBW's Greater Cincinnati and Dayton, Ohio operating areas. The Company believes that AWS will maintain its national digital wireless network in a form and manner that will allow CBW to attract and retain customers.

        The Company is currently evaluating the implementation of Global System for Mobile Communications and General Packet Radio Service ("GSM/GPRS") technology. Several competitors and the Company's partner, AWS, have announced plans to begin, or have begun, using GSM/GPRS technology in their national networks. This new technology would initially run in parallel with the existing TDMA technology such that both technologies would be supported simultaneously. TDMA handsets are not usable with GSM/GPRS technology and vice versa. However, as the technologies run in parallel, there is no need to replace handsets of existing TDMA subscribers at any given point in time. GSM/GPRS technology provides enhanced wireless data communication. Incremental capital expenditures related to GSM/GPRS are not expected to be significantly higher than current projections because the level of growth capital spending would be reduced as some network components utilizing GSM/GPRS technology are less expensive than comparable TDMA components.

        Rates and pricing for this segment are determined as a function of marketplace conditions. As such, rates can and will be influenced by the pricing plans of as many as six active wireless service competitors. As evidenced by its record of attracting and retaining customers since its entry into the wireless business in 1998, CBW believes that its combination of technology, pricing, brand name and customer service enable it to succeed in its current operating environment.

        As this venture is jointly owned with AWS, income or losses generated by the Wireless segment are shared between the Company and AWS in accordance with respective ownership percentages of 80.1% for the Company and 19.9% for AWS. As a result, 19.9% of the operating income or loss of this segment is reflected as minority interest income or loss in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Please see Note 7 of the Notes to Consolidated Financial Statements for a more detailed discussion of minority interest.

Other

        The Other segment combines the operations of the Cincinnati Bell Any Distance, Cincinnati Bell Directory, ZoomTown.com and Cincinnati Bell Public Communications subsidiaries. Revenue for the Other segment constituted approximately 7% of consolidated Company revenue in both 2001 and 2000. The results of operations of the Company's former Cincinnati Bell Supply subsidiary have not been reflected in this segment since the business was sold in the second quarter of 2000.

Cincinnati Bell Any Distance (formerly Cincinnati Bell Long Distance)

        In January 2001, the Company officially established the Cincinnati Bell Any Distance ("CBAD") subsidiary to assume the Cincinnati-based marketing activities for the former Cincinnati Bell Long Distance ("CBLD") and to resell long-distance services to small and medium-sized businesses and residential customers in the Greater Cincinnati and Dayton, Ohio areas. The remaining portion of CBLD's business was then merged into Broadwing Communications. Accordingly, revenue and expenses for the Any Distance service in the Cincinnati area are reported as a component of the Other segment while revenue and expenses associated with non-Cincinnati area customers of the former CBLD are reported in the results of the Broadband segment. In 2001, CBAD produced $63 million in revenue for the Other segment, representing approximately 3% of consolidated revenue compared to $46 million and 2% of consolidated revenue in 2000.

Cincinnati Bell Directory ("CBD")

        CBD published Yellow Pages directories and sold directory advertising and informational services in Cincinnati Bell Telephone's local service area. These services were available to approximately 2.4 million residential and business customers in the form of traditional printed directories, an Internet-based service known as "Cincinnati Exchange," and on CD-Rom. In 2001 and 2000, CBD produced $80 million and $78 million of revenue, respectively, or approximately 3% and 4% of consolidated revenue of the Company, respectively. In February 2002, the Company announced an agreement to divest 97.5% of this business for $345 million in cash. The Company closed the sale of CBD on March 8, 2002.

ZoomTown.com ("ZoomTown")

        ZoomTown provides managed web hosting nationally, while all other operations are primarily directed to the Greater Cincinnati metropolitan area. In 2001, ZoomTown provided $8 million in revenue. In connection with the Company's restructuring activities during the fourth quarter of 2001, further described in Note 3 of the Notes to Consolidated Financial Statements, ZoomTown's managed web hosting activities will be merged into Broadwing Communications and will be reported in the Broadband segment subsequent to December 31, 2001. In addition, the DSL and internet activities of ZoomTown will be merged into the Company's CBT subsidiary and will be reported in the Local segment subsequent to December 31, 2001.

Cincinnati Bell Public Communications Inc. ("Public")

        Public provides public payphone services to customers in a regional area consisting of fourteen states. Public has approximately 9,200 stations in service and generated approximately $15 million and $14 million in revenue in 2001 and 2000, respectively, or less than 1% of consolidated revenue in each year.

BUSINESS OUTLOOK

        Evolving technology, consumer preferences, legislative and regulatory initiatives and convergence of communications technology are causes of increasing competition. The range of communications services, the equipment available to provide and access such services and the number of competitors offering such services continue to increase. These initiatives and developments could make it difficult for the Company to maintain current revenue and operating margins.

        Broadwing Communications faces significant competition from other fiber-based telecommunications companies such as AT&T, WorldCom, Sprint, Level 3 Communications, Qwest Communications International and Williams Communications. Broadwing Technology Solutions competes with Intranet hardware vendors, wiring vendors, and other information technology consulting businesses. In order to achieve competitive advantages, the Company intends to develop new products and services or blend products and services from other subsidiaries into the operations of Broadwing Communications.

        Cincinnati Bell Telephone's current and potential competitors include other incumbent local exchange carriers, wireless services providers, interexchange carriers, competitive local exchange carriers, cable operators and others. To date, CBT has signed various interconnection agreements with competitors and approximately 2% of net access lines have been transferred to competitors since 1998.

        The Company's other subsidiaries face intense competition in their markets, principally from larger companies. These subsidiaries differentiate themselves by leveraging the strength and recognition of the Company's brand equity, by providing customers with superior service, by focusing on niche markets and by developing and marketing customized bundled services.

        Cincinnati Bell Wireless is one of seven active wireless service providers in the Cincinnati and Dayton, Ohio metropolitan market areas.

        Cincinnati Bell Any Distance has captured substantial market share in the Greater Cincinnati area since the introduction of its Any Distance offer in January 2000, but faces intense competition from long-distance providers and other resellers. Margins on long-distance rates continue to fall as providers attempt to maintain their subscriber base, which creates the need for substantial advertising in order to capture and retain market share. The web hosting operations of ZoomTown.com (to be assumed by Broadwing Communications subsequent to December 31, 2001) face competition from nationally known web hosting providers.

        The Company believes that its reputation for quality service and innovative products can be successfully exported from its local franchise area. The Company has successfully blended its provisioning and marketing expertise with Broadwing Communications' next-generation optical network in order to introduce advanced calling and data transport services throughout the United States. The

Company intends to retain market share with respect to its current service offerings and continue to pursue rapid growth in data transport and wireless communications services. The Company also intends to continue to leverage its investment in its local communications network and its regional wireless network to provide new and incremental product and service offerings to its customers in the Greater Cincinnati and Dayton, Ohio markets.

Risk Factors

Increased Competition Could Affect Profitability and Cash Flow

        There is substantial competition in the telecommunications industry. The traditional dividing lines between long-distance, local, wireless and internet services are increasingly becoming blurred. Through mergers and various service integration strategies, major providers, including the Company, are striving to provide integrated services across all geographical markets. The Company expects competition to intensify as a result of the entrance of new competitors and the rapid development of new technologies, products and services. The Company cannot predict which of many possible future technologies, products and services will be important to maintain its competitive position or what expenditures will be required to develop and provide these technologies, products and services. The Company's ability to compete successfully will depend on the Company's ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing by competitors. To the extent the Company does not keep pace with technological advances or fails to respond timely to changes in competitive factors in the industry, it could lose market share or experience a decline in its revenue and profit margins.

        Broadwing Communications faces significant competition from companies such as AT&T, WorldCom, Sprint, Level 3 Communications, Qwest Communications International, Williams Communications and several emerging competitors. The significant capacity of these competitors could result in decreasing prices even as the demand for higher-bandwidth services increases. Increased network capacity and traffic optimization could place downward pressure on prices, making it difficult for the Company to maintain current revenue and profit margins.

        CBT faces competition from competitive local exchange carriers, wireless service providers, cable modem providers and Internet access providers. The Company believes CBT will face greater competition as more competitors emerge and focus resources on the Greater Cincinnati metropolitan area.

        CBW is one of seven active wireless service providers in the Cincinnati and Dayton metropolitan market areas, most of which are nationally known and well financed. The Company anticipates that competition will cause the market prices for wireless products and services to decline in the future. CBW's ability to compete will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Furthermore, there has been a trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. The Company expects this consolidation to lead to larger competitors who have greater resources or who offer more services than CBW.

        The Company's other subsidiaries operate in a largely local or regional area, and each of these subsidiaries faces significant competition. CBAD's competitors include large national long-distance carriers. ZoomTown competes with nationally respected web hosting providers. Public competes with several other public payphone providers, some of which are national in scope and offer lower prices for coin-based local calling services. Public has continued to be adversely impacted by the growing popularity of wireless communications.

        The Company's failure against these competitors would have a material adverse impact on its business, financial condition and results of operations. This would result in increased reliance on borrowed funds and could impact the Company's ability to maintain its optical, wireline and wireless networks.

Insufficient Cash Flow for Planned Investing and Financing Activities Could Impact the Company's Liquidity

        Prior to the Merger, the Company generated sufficient cash flow for its investing and financing needs through mature businesses that benefited from a local telephone franchise, an embedded customer base and relative freedom from competition. However, the Company made a strategic decision to diversify into new communications' businesses. Entering these businesses resulted in substantial start-up costs, net operating losses and net cash outflows.

        To successfully compete in these markets, the Company must adequately maintain its present networks and strategically add resources to meet customer expectations. To accomplish these goals, the Company expects to incur approximately $300 million in capital expenditures in 2002. In addition, portions of the Company's credit facility and other long-term debt mature during 2002.

        In order to provide for its cash requirements, the Company obtained a $2.3 billion credit facility from a group of banking and non-banking institutions. The Company increased its indebtedness under this credit facility by approximately $308 million in 2001 in order to fund its capital investment program. The Company anticipates additional borrowings from this facility during 2002. At the end of 2001, the Company had approximately $350 million in available borrowing capacity from the credit facility. Total availability under this credit facility will decrease throughout 2002 to approximately $1.8 billion due to approximately $335 million related to prepayment of the outstanding term debt facilities from the proceeds of the sale of CBD, $5 million due to scheduled amortization of the term debt facilities and $135 million due to scheduled availability reductions of the revolving credit facility. In addition, $20 million of CBT bonds mature in 2002. The Company believes that its borrowing availability will be sufficient to provide for its financing requirements in excess of amounts generated by operations during 2002.

        However, the ability to borrow from the credit facility is predicated on the Company's compliance with debt covenants that have been negotiated with its lenders. Failure to satisfy these debt covenants could severely constrain the Company's ability to borrow from the credit facility without receiving a waiver from these lenders. The Company obtained an amendment to its debt covenants to exclude charges associated with the November 2001 Restructuring Plan (described in Note 3 of the Notes to Consolidated Financial Statements) from the covenant calculations. As of December 31, 2001, the Company was in compliance with all of the covenants of the credit facility.

        The recently announced sale of CBD will generate a positive cash inflow, net of expenses related to the transaction of approximately $335 million in 2002, but will reduce annual cash inflows by the amount generated by these operations (approximately $45 million in 2001).

        If the Company is unable to meet its cash flow targets going-forward, the Company could experience a material adverse impact on its business, financial condition and results of operations.

Network Utilization is Dependent on Maintaining Rights-of-Way and Permits

        The utilization of the Company's network depends on maintaining rights-of-way and required permits from railroads, utilities, governmental authorities and third-party landlords on satisfactory terms and conditions. The Company cannot guarantee that it will be able to maintain all of the existing rights and permits. Although the Company expects to maintain and renew its existing agreements, the loss of a substantial number of existing rights and permits would have a material adverse impact on the Company's business, financial condition and results of operations. Furthermore, the Company may incur significant future expenditures in order to remove its facilities upon expiration of related rights-of-way agreements.

Significant Capital Expenditures Will be Required to Maintain and Strategically Grow the Network

        The Company is committed to the maintenance and strategic growth of its nationwide optical network, the deployment of high-speed data transport services both nationally and in its local telephone franchise area and continued infrastructure development for CBW's wireless business.

        In support of these initiatives and as a result of the Merger, capital expenditures of $143 million in 1998 more than doubled to $381 million in 1999 and then again to $844 million in 2000, while decreasing in 2001 to $649 million due mainly to the completion of the Company's optical network. Of the $649 million in capital expenditures in 2001, approximately 80% was attributed to the Broadband and Wireless segments (see "Capital Additions" on page 11 of this Form 10-K for additional information as to capital expenditures). The Company's current plans call for a significant reduction in capital spending in 2002 to approximately $300 million, as the optical overbuild of its national network and footprint of CBW's wireless network have been largely completed.

        The actual amount of capital required to maintain or expand the Company's network to meet customer demands may vary materially from the Company's estimates. The Company may incur significant additional capital expenditures in 2002 and thereafter as a result of unanticipated expenses, regulatory changes and other events that impact the business. If the Company fails to adequately maintain its networks or expand them to meet customer needs there could be a material adverse impact on the Company's business, financial condition and results of operations.

Regulatory Initiatives May Impact the Company's Profitability

        The Company's most profitable subsidiary, CBT, is subject to regulatory oversight of varying degrees at both the state and federal levels. Regulatory initiatives that would put CBT at a competitive disadvantage or mandate lower rates for its services could result in lower profitability and cash flow for the Company.

        A further discussion of specific regulatory matters pertaining to the Company and its operations is contained in Item 7 of this Report on Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's Recently Announced Restructuring Initiative is Critical to Its Success

        The Company announced a restructuring initiative on November 29, 2001 that included initiatives to consolidate data centers, reduce its expense structure, exit the network construction business, eliminate other non-strategic operations and merge internet and DSL operations into its other operations. The Company recorded a one-time charge of $232 million in the fourth quarter of 2001 related to these initiatives and expects the restructuring plan will reduce costs by approximately $88 million annually, compared to 2001. Successfully completing this initiative by executing the various business strategies that embody the initiative, retaining valued customers and maintaining the Company's employee base will be critical to its continued profitability. Failure to successfully implement this initiative could have an adverse impact on the Company's business, financial condition and results of operations.

Attracting and Retaining Highly Qualified Employees Is Necessary for Competitive Advantage

        The Company seeks to achieve competitive advantage by hiring and retaining highly skilled personnel. The Company believes this is of particular importance in an industry which depends on innovation and execution in order to attract and retain customers. If the Company fails to attract or retain these skilled personnel, the Company's financial condition and results of operations could be materially impacted.

The Company's Success Depends on the Introduction of New Products and Services

        The Company's success depends on being able to anticipate the needs of current and future enterprise, carrier and residential customers. The Company seeks to meet these needs through new product introductions, service quality, technological superiority and on the ability to bundle services together in packages that are attractive to its customers. If the Company fails to anticipate the needs of these customers and does not introduce the new products and services necessary to attract or retain these customers, it would have a material adverse impact on the Company's business, financial condition and results of operations.

Continuing Softness in the Economy is Having a Disproportionate Effect in the Telecommunications Industry

        The downturn in general economic conditions, particularly in the telecommunications services industry, has forced several of the Company's competitors and customers to file for protection from creditors under existing bankruptcy laws and others to reconfigure their capital structure. These companies had significant debt servicing requirements and were unable to generate sufficient cash from operations to both service their debt and maintain their networks. If general economic conditions in the United States remain at current levels for an extended period of time or worsen, there could be a material adverse impact on the Company's business, financial condition and results of operations.

A Significant Portion of the Company's Revenue Is Derived from Telecommunications Carriers

        Eight of the Company's top ten customers, which as a group accounted for approximately 17% of total revenue in 2001, are large telecommunications carriers. The Company's largest customer, who accounted for approximately 5% of revenue in 2001, is in Chapter 11 bankruptcy proceedings. Non-IRU revenue from this customer approximated 1% of consolidated revenue. The remaining revenue from this customer, approximating 4% of consolidated revenue, is generated by the amortization of IRU agreements for which consideration had been previously received. In addition, interexchange carriers generate approximately 50% of Broadband segment revenue. Most of the Company's arrangements with large customers do not provide the Company with guarantees that customer usage will be maintained at current levels. In addition, construction of their own facilities by certain of the Company's customers, construction of additional facilities by competitors or further consolidation in the telecommunications industry involving the Company's customers could lead such customers to reduce or cease their use of the Company's network. To the extent these large customers cease to employ the Company's network to deliver their services, or cannot pay outstanding accounts receivable balances, the Company could experience a material adverse impact on its business, financial condition and results of operations.

Labor Negotiations May Impact the Company's Profitability

        Approximately 2,000 hourly employees in the Company's Cincinnati Bell Telephone operation are represented by a union and covered by a collective bargaining agreement. These employees are represented by the Communications Workers of America (the "CWA"). The Company's collective bargaining agreement with the CWA will expire in May 2002.

        The Company is in the process of negotiating a new collective bargaining agreement with the CWA. A work stoppage could occur if these negotiations fail, which, if protracted, could adversely affect the Company's profits. In recent years the Company has not had significant work stoppages.

Terrorist Attacks and Other Acts of Violence or War May Affect the Financial Markets and the Company's Business, Financial Condition and Results of Operations

        As a result of the September 11, 2001 terrorist attacks and subsequent events, there has been considerable uncertainty in world financial markets. The full effect of these events, as well as concerns about future terrorist attacks, on the financial markets is not yet known, but could adversely affect the

Company's ability to obtain financing on terms acceptable to it, or at all, to finance the Company's capital expenditures or working capital.

        Terrorist attacks may negatively affect the Company's operations and financial condition. There can be no assurance that there will not be further terrorist attacks against the United States of America or U.S. businesses. These attacks or armed conflicts may directly impact the Company's physical facilities or those of its customers and vendors. These events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and world financial markets and economy. They could result in an economic recession in the United States or abroad. Any of these occurrences could have a material adverse impact on the Company's business, financial condition and results of operations.

The Company is Dependent on Limited Sources of Supply for Certain Key Network Components

        Where possible and practical, the Company utilizes commercially available technologies and products from a variety of vendors. However, the Company relies on one supplier, Corvis, for its advanced optical switching and transport equipment on the core of its long-haul network. There can be no assurance that the Company will be able to obtain such equipment from Corvis in the future. If the Company cannot obtain adequate replacement equipment or service from Corvis or an acceptable alternate vendor, the Company could experience a material adverse impact on its business, financial condition and results of operations.

Network Failure and Transmission Delays and Errors Could Expose the Company to Potential Liability

        The Company's network utilizes a variety of communication equipment, software, operating protocols and components of others' networks for the high-speed transmission of data and voice traffic among various locations. The Company is held to high quality and delivery standards in its customer contracts. Network failures or delays in data delivery could cause service interruptions resulting in losses to the Company's customers. Failures or delays could expose the Company to claims by its customers that could have a material impact on the financial condition and operating results of the Company's business.

The Company Expects to Experience Significant Change in the Wireless Communications Industry

        The wireless communications industry is experiencing significant technological change. This includes the increasing pace of digital upgrades, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and changes in customer needs and preferences. In addition, uncertainty exists as to the pace and extent that customer demand for wireless services will continue to increase. As a result, the prospects of the Company's wireless business and those of the industry remain uncertain.

The Company Expects to Refinance Existing Indebtedness

        In order to maintain compliance with the covenants of the $2.3 billion credit facility and refinance existing indebtedness, the Company expects to access the capital markets during or before 2003. The Company cannot be certain that it will be able to refinance its indebtedness when required or that satisfactory terms of any refinancing will be available. If the Company is unable to refinance its indebtedness or obtain new financing under these circumstances, the Company will be required to consider asset sales, equity financing, debt restructuring and any other options available.

Capital Additions

        The capital additions of the Company have historically been for its fiber-optic transmission facilities, telephone plant in its local service area, development of the infrastructure for its wireless business and construction of data centers to meet anticipated demand for web hosting and data collocation services. As a result of these expenditures, the Company expects to be able to introduce new products and services, respond to competitive challenges and increase its operating efficiency and productivity.

        The following is a summary of capital additions for the years 1997 through 2001:

$ in millions	Local Telephone Operations	Fiber-Optic Transmission Facilities	Wireless Infrastructure	Other	Total Capital Additions
2001	$117.3	$460.7	$52.0	$18.5	$648.5
2000	$151.9	$591.7	$84.2	$16.1	$843.9
1999	$152.1	$166.1	$55.9	$7.1	$381.2	*
1998	$134.9	—	$2.2	$6.3	$143.4
1997	$140.0	—	—	$18.4	$158.4

*
Includes capital additions for the Broadband segment from the November 9, 1999 closing date of the Merger until the end of the year. On a pro forma basis in 1999, total capital additions were $819 million. The difference between pro forma and as-reported capital additions, or $438 million, is attributable to "fiber-optic transmission facilities" and is not reflected in the above table.

Employees

        At December 31, 2001, the Company had approximately 5,400 employees. CBT had approximately 2,000 employees covered under a collective bargaining agreement with the Communications Workers of America, which is affiliated with the AFL-CIO. This collective bargaining agreement expires in May 2002. The Company is in the process of negotiating a new collective bargaining agreement with the CWA.

Business Segment Information

        The amount of revenue, intersegment revenue, EBITDA, assets, capital additions and depreciation and amortization attributable to each of the Company's business segments for the year ended December 31, 2001 are set forth in Note 15 of the Notes to Consolidated Financial Statements that are contained in Item 8 of this Report on Form 10-K, "Financial Statements and Supplementary Schedules."

Item 2. Properties

        Broadwing Inc. and its subsidiaries own or maintain telecommunications facilities in 39 states. Principal office locations are in Cincinnati, OH; Austin, TX; Reston, VA; Indianapolis, IN; and Baton Rouge, LA.

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

        With regard to its local telephone operations, substantially all of the central office switching stations are owned and situated on land owned by the Company. Some business and administrative offices are located in rented facilities, some of which are treated as capitalized leases and included in the "Buildings and leasehold improvements" caption below.

        Fiber-optic transmission facilities consist largely of fiber-optic cable, conduit, optronics, rights-of-way and structures to house the equipment. The wireless infrastructure consists primarily of transmitters, receivers, towers, and antennae.

        The gross investment in property, plant and equipment, in millions of dollars, at December 31, 2001 and 2000 is comprised of the following ($ in millions):

	2001	2000
Land and rights-of-way	$159.3	$157.6
Buildings and leasehold improvements	393.0	403.7
Telephone plant	1,962.3	1,839.7
Transmission facilities	2,163.3	1,587.4
Furniture, fixtures, vehicles and other	205.5	150.9
Construction in process	257.1	509.1

Total	$5,140.5	$4,648.4

        The gross investment in property, plant, and equipment includes $78.1 million and $65.8 million of assets accounted for as capital leases in 2001 and 2000, respectively. These assets are included in the captions "Buildings and leasehold improvements," "Telephone plant," "Transmission facilities" and "Furniture, fixtures, vehicles and other."

        Properties of the Company are divided between operating segments as follows:

	2001	2000
Broadband	52.9%	51.8%
Local	40.2%	42.0%
Wireless	6.0%	5.5%
Other	0.9%	0.7%

Total	100.0%	100.0%

Item 3. Legal Proceedings

        The information required by this Item is included in Note 19 of the Notes to Consolidated Financial Statements that are contained in Item 8 of this Report on Form 10-K, "Financial Statements and Supplementary Data."

Item 4. Submission of Matters to a Vote of the Security Holders

        None.

Item 4A. Executive Officers of the Registrant

        The names, ages and positions of the executive officers of the Company as of December 31, 2001 are as follows:

Name	Age	Title
James D. Kiggen (a)(b)(c)	69	Chairman of the Board
Richard G. Ellenberger (a)(b)(c)	49	President, Chief Executive Officer and Chairman-Elect
Kevin W. Mooney	43	Chief Operating Officer
John F. Cassidy	47	President and Chief Operating Officer, Cincinnati Bell
Jeffrey C. Smith	50	Chief Human Resources Officer, General Counsel and Corporate Secretary
Mary E. McCann	39	Senior Vice President, Corporate Finance
Michael W. Callaghan	54	Senior Vice President, Corporate Development
David A. Torline	52	Chief Information Officer

(a)
Member of the Board of Directors
(b)
Member of the Executive Committee
(c)
Mr. Kiggen will retire from the position of Chairman of the Board effective April 29, 2002. Mr. Ellenberger has been appointed by the Board of Directors to succeed Mr. Kiggen upon his retirement.

        Officers are elected annually but are removable at the discretion of the Board of Directors.

        JAMES D. KIGGEN, Chairman of the Board of the Company since January 1999; Chairman of the Board of Xtek, Inc. (manufacturer of engineered steel products for heavy industry) 1985-1999; Director of Xtek, Inc. 1999-2000; Chief Executive Officer of Xtek, Inc., 1981-1998; President of Xtek, Inc., 1979-1995. Director of Fifth Third Bancorp and its subsidiary, The Fifth Third Bank, and The United States Playing Card Company. Chairman of the Executive Committee and Chairman of the Governance and Nominating Committee.

        RICHARD G. ELLENBERGER, President and Chief Executive Officer of the Company since March 1999; Chairman-Elect of the Company since January 2002; Chief Operating Officer of the Company from July 1998 to March 1999; President and Chief Executive Officer of Cincinnati Bell Telephone Company from 1997-1998; Chief Executive Officer of Broadwing Communications Inc. since November 9, 1999; Chief Executive Officer of XLConnect, 1996-1997; President, Business Services of MCI Telecommunications, 1995-1996; Senior Vice President, Worldwide Sales of MCI Telecommunications, 1994-1995; Senior Vice President, Branch Operations of MCI Telecommunications, 1993-1994; Vice President, Southeast Region of MCI Telecommunications, 1992-1993. Director of the Company since 1998; member of the Executive Committee.

        KEVIN W. MOONEY, Chief Operating Officer of the Company since November 2001; Executive Vice President and Chief Financial Officer of the Company from September 1998 to November 2001; Senior Vice President and Chief Financial Officer of Cincinnati Bell Telephone since January 1998; Vice President and Controller of the Company, 1996-1998; Vice President of Financial Planning and Analysis of the Company, 1994-1996; Director of Financial Planning and Analysis of the Company, 1990-1994.

        JOHN F. CASSIDY, President and Chief Operating Officer of Cincinnati Bell since May 2000; President of Cincinnati Bell Enterprises since August, 1999; President of Cincinnati Bell Wireless since 1996; Senior Vice President, National Sales & Distribution of Rogers Cantel in Canada from

1992-1996; Vice President, Sales and Marketing, Ericsson Mobile Communications from 1990-1992; Vice President, Sales and Marketing, General Electric Company from 1988-1990.

        JEFFREY C. SMITH, Chief Human Resources Officer of the Company since November 2001; General Counsel and Corporate Secretary of the Company since February 2001; Chief Legal/Administrative Officer of the Company since November 1999; Senior Vice President of IXC Communications, Inc. from September 1997 until November 1999; Vice President, General Counsel and Secretary of IXC Communications, Inc. from January 1997 until September 1997; Vice President Planning and Development for Times Mirror Training, a subsidiary of Times Mirror, from August 1994 to December 1996. Served in a variety of legal capacities, including five years as General Counsel to the Baltimore Sun newspaper and Associate General Counsel and Assistant Secretary at Times Mirror from 1985 through August 1994. Prior to 1985, employed for seven years in private law practice as a trial and business attorney.

        MARY E. MCCANN, Senior Vice President, Corporate Finance of the Company since December 2001; Vice President, Controller of the Company from February 1999 to December 2001; Director of Financial Planning of Cincinnati Bell Telephone from April 1998 to February 1999; Manager of Financial Reporting and Analysis of Cincinnati Bell Telephone from August 1996 to April 1998; Senior Financial Analyst from May 1995 to August 1996.

        MICHAEL W. CALLAGHAN, Senior Vice President, Corporate Development of the Company since March 1999; Vice President, Corporate Development of Convergys Corporation, 1994-1999; Corporate Director of Video and Interactive Services of Ameritech from 1991-1994; President of Scripps Howard Cable, 1984-1991.

        DAVID A. TORLINE, Chief Information Officer of the Company since November 1999; Vice President, Information Technology of Cincinnati Bell Telephone from January 1995 to November 1999; President, Cincinnati Bell Supply, a former subsidiary of the Company, from October 1992 to January 1995; Director, Corporate Development of Cincinnati Bell Inc., from October 1989 to October 1992.

PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

Market Information

        The Company's common shares (symbol: BRW) are listed on the New York Stock Exchange and on the Cincinnati Stock Exchange. As of March 5, 2002, there were approximately 105,500 holders of record of the 218,792,775 outstanding common shares of the Company. The high and low daily closing prices during each quarter for the last two fiscal years are listed below:

Quarter		1st	2nd	3rd	4th
2001	High	$28.75	$26.95	$25.38	$16.92
	Low	$18.82	$16.38	$14.68	$7.79
2000	High	$40.50	$36.75	$29.94	$28.25
	Low	$29.63	$22.00	$23.69	$20.00

Dividends

        The Company discontinued its dividend payment on its common shares effective after the second quarter 1999 dividend payment in August 1999. The Company does not currently intend to pay dividends on its common shares in the foreseeable future. Furthermore, the Company's future ability to pay dividends is restricted by certain covenants and agreements pertaining to outstanding indebtedness. The Company is required to pay dividends on its 6 3/4% preferred shares. Additionally, the Company converted to a cash pay option on its Broadwing Communications 12 1/2% preferred shares on November 16, 1999, and subsequently made its first cash payment on February 15, 2000. Dividends on the 12 1/2% preferred shares are accounted for in the caption "Minority interest expense (income)" in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Item 6. Selected Financial Data

        The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this document.

$ in millions, except per share amounts	2001	2000	1999	1998	1997
Operating Data
Revenue	$2,350.5	$2,050.1	$1,102.0	$861.4	$804.4
Operating expenses, excluding restructuring and other charges (credits)	2,279.9	2,011.8	952.4	687.4	640.4
Restructuring and other charges (credits)(a)	241.9	(0.8)	10.9	(1.1)	(21.0)
Operating income (loss)	(171.3)	39.1	138.7	175.1	185.0
Interest expense(b)	168.1	163.6	61.6	24.1	30.1
Loss (gain) on investments(c)	(11.8)	356.3	—	—	—
Income (loss) from continuing operations before income taxes, extraordinary items and cumulative effect of change in accounting principle	(366.4)	(542.1)	65.9	121.3	152.3
Net income (loss)	$(286.2)	$(377.1)	$31.4	$149.9	$(16.4)
Earnings (loss) per common share(d):
Basic	$(1.36)	$(1.82)	$0.20	$1.10	$(0.12)
Diluted	$(1.36)	$(1.82)	$0.20	$1.08	$(0.12)
Dividends declared per common share	—	—	$0.20	$0.40	$0.40
Weighted average common shares outstanding (millions)
Basic	217.4	211.7	144.3	136.0	135.2
Diluted	217.4	211.7	150.7	138.2	137.7
Financial Position
Property, plant and equipment, net	$3,059.5	$2,979.0	$2,500.6	$698.2	$573.2
Total assets(e)(f)	6,312.0	6,477.6	6,505.4	1,041.8	1,273.8
Long-term debt(b)	2,702.0	2,507.0	2,136.0	366.8	268.0
Total debt(b)	2,852.0	2,521.0	2,145.2	553.0	399.5
Redeemable preferred stock(g)	—	—	228.6	—	—
Shareowners' equity(e)	1,678.4	2,021.5	2,132.8	142.1	579.7
Other Data
Cash flow from continuing operations	$259.1	$332.2	$314.5	$205.9	$194.7
EBITDA(h)	625.5	498.0	330.5	285.0	288.3
Capital expenditures	648.5	843.9	381.2	143.4	158.4

(a)
See Note 3 of Notes to Consolidated Financial Statements.
(b)
See Note 5 of Notes to Consolidated Financial Statements.
(c)
See Note 4 of Notes to Consolidated Financial Statements.
(d)
See Note 9 of Notes to Consolidated Financial Statements.
(e)
See Note 2 of Notes to Consolidated Financial Statements.
(f)
See Note 13 of Notes to Consolidated Financial Statements.
(g)
See Note 8 of Notes to Consolidated Financial Statements.
(h)
EBITDA represents net income (loss) from continuing operations before interest, income tax expense (benefit), depreciation, amortization, restructuring and other charges (credits), minority interest expense (income), equity loss in unconsolidated entities, loss (gain) on investments, other expense (income), extraordinary items and the effect of changes in accounting principles. EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies. The Company has presented certain information regarding EBITDA because the Company believes that EBITDA is generally accepted as providing useful information regarding a company's ability to service and incur debt. In addition, the Company uses EBITDA as a key measurement of operating segment performance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The "Management's Discussion and Analysis of Financial Condition and Results of Operations" which follows should be read in conjunction with the "Risk Factors," Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

        Broadwing Inc. ("the Company") is a full-service local and national provider of data and voice communications services, and a regional provider of wireless communications services. The Company seeks to provide world-class service on a national level by combining two sets of strengths: its national optical network and Internet backbone and its state-of-the-art local network with a well-regarded brand name and reputation for service. The Company operates in four business segments: Broadband, Local, Wireless and Other. A further discussion of these segments and their operating results is discussed in Item 1, "Business", and in the individual segment discussions which begin on page 24 of this Report on Form 10-K.

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

Critical Accounting Policies

        The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The Company continually evaluates its estimates, including those related to revenue recognition, bad debts, investments, intangible assets, income taxes, fixed assets, access line costs, restructuring, reciprocal compensation, pensions, other postretirement benefits, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies impact its more significant judgments and estimates used in the preparation of its consolidated financial statements. For a more detailed discussion of the application of these and other accounting policies, please see Note 1 of the Notes to Consolidated Financial Statements:

        Revenue Recognition—The Company generally recognizes revenue as services are provided. Local service revenue is billed monthly, in advance, with revenue being recognized when earned. Revenue from product sales is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance. Indefeasible right-of-use agreements, or IRUs, represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. Directory publishing revenue and related directory costs are deferred and recognized over the life of the associated directory.

        For certain long-term construction contracts, the Company recognizes revenue and the associated cost of that revenue using the percentage of completion method of accounting. This method of accounting relies on estimates of total expected contract revenue and costs. The method is used as the Company can make reasonably dependable estimates of revenue and costs applicable to various stages of a contract. As the financial reporting of these contracts depends on estimates that are continually assessed throughout the terms of the contracts, revenue recognized is subject to revision as the contract nears completion. Revisions in estimates are reflected in the period in which the facts that give rise to the revision become known. Revisions have the potential to impact both revenue and cost of services and products. Construction projects are considered substantially complete upon customer acceptance.

        Pricing of local services is subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition and other public policy issues. Different interpretations by regulatory bodies may result in adjustments to revenue in future periods. The Company monitors these proceedings closely and adjusts revenue accordingly.

        Since its merger with IXC in November 1999, the Company has not entered into any significant fair value fiber exchange agreements. For certain preacquisition fiber exchange agreements with other carriers, the Company recognizes the fair value of revenue earned and the related expense in offsetting amounts over the life of the agreement. In no instances has the Company recognized revenue upon execution of any such fiber exchange agreements or capitalized any expenses associated therewith.

        Deferred Tax Asset—As of December 31, 2001, the Company had operating loss tax carryforwards with a related tax benefit of $303 million. For certain state and local jurisdictions that the Company has determined it is more likely than not that the loss carryforwards will not be realized, the Company has provided a valuation allowance, which amounted to $85 million as of December 31, 2001. In evaluating the amount of valuation allowance, the Company considers prior operating results, future taxable income projections, expiration of tax loss carryforwards and ongoing prudent and feasible tax planning strategies. Based on this evaluation and on the assumptions used as of December 31, 2001, the Company believes the realization of this deferred tax asset for federal and unitary state purposes is reasonably assured. If these estimates change, the revision to the valuation allowance would impact income tax expense and net income in the period recorded. The tax loss carryforwards will generally expire between 2010 and 2021.

        Asset Impairments—As of December 31, 2001, the Company had fixed assets with a net carrying value of $3.1 billion, intangible assets of $0.4 billion and goodwill of $2.0 billion. The value of these assets is evaluated when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount, with the loss measured based on discounted expected cash flows. The Company performed an evaluation of both its tangible and intangible assets as of December 31, 2001 and determined that the assets were not impaired under the accounting guidance then in effect.

        As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the Company is required to implement Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002. The Company expects the implementation will require a write-down of its goodwill in excess of $1.0 billion. The carrying value of goodwill was $2.0 billion as of December 31, 2001. The Company will record the goodwill impairment as a change in accounting principle as permitted under SFAS 142. After June 30, 2002, revisions to the estimated cash flows and profitability used to assess the carrying value of fixed assets, goodwill and intangible assets would impact operating expense in the period recorded.

        Pension and Postretirement Benefits—Annually, the Company calculates net periodic pension and postretirement expenses and liabilities on an actuarial basis under the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87") and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). The key assumptions used in determining these calculations are disclosed in Note 11 of the Notes to Consolidated Financial Statements. The most significant of these numerous assumptions, which are reviewed annually, include the discount rate, expected long-term rate of return on plan assets and health care cost trend rates. The discount rate is selected based on current market interest rates on high-quality, fixed-rate debt securities. The expected long-term rate of return on plan assets is based on the participants benefit horizon, the mix of investments held directly by the plans and the current view of expected future returns, which is influenced by historical averages. The health care cost trend rate is based on actual claims experience and future projections of medical cost trends. A revision to these estimates would impact costs of services and products and selling, general and administrative expenses.

Results of Operations

        On November 9, 1999, the Company completed its merger (the "Merger") with IXC Communications, Inc. ("IXC"; now "Broadwing Communications"), with the operations of Broadwing Communications constituting the Broadband segment. The Merger constituted a major strategic initiative for the Company, which substantially increased the scope of the Company's businesses. As a result of the Merger, the Company's as-reported operating results for 1999 are not directly comparable to subsequent periods.

        In February 2002, the Company announced an agreement to sell 97.5% of its Cincinnati Bell Directory ("CBD") subsidiary to a group of investors for $345 million in cash. The Company will maintain a 2.5% minority interest in the new company and will account for its investment in that company as a cost-based investment under the provisions of SFAS 115. The Company closed the sale of CBD on March 8, 2002.

        In order to provide comparable information on trends where appropriate, management's discussion and analysis of results of operations has been presented both on an actual, historical basis and on a pro forma basis for 1999, with the Company's historical results for these periods having been adjusted to give pro forma effect to the Merger as if it had occurred on January 1, 1999. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The pro forma results of operations do not purport to represent what the Company's results of operations would actually have been if the Merger and related transactions had in fact occurred on January 1, 1999. The pro forma results have been prepared on a basis comparable to the pro forma financial statements contained in the Company's Report on Form 8-K dated December 29, 1999.

Consolidated Overview

        A tabular presentation of the as-reported financial results for 2001, 2000 and 1999 that are referred to in this discussion can be found in the Consolidated Statements of Operations and Comprehensive Income (Loss) on page 45 of this Report on Form 10-K.

2001 Compared to 2000

Revenue

        Consolidated revenue totaled $2,351 million in 2001, which was $300 million, or 15%, greater than 2000. Data, wireless and internet services generated the majority of revenue growth, with the Broadband and Wireless segments producing 63% and 23%, respectively, of the revenue growth for the year.

        Broadband segment revenue of $1,190 million during 2001 was $191 million, or 19%, greater than 2000. Nearly 40% of the revenue growth in the Broadband segment came from IT consulting while an additional 38% was generated by the broadband transport line of business. These increases more than offset a decline in switched voice services. Despite 19% revenue growth over 2000, results during the last two quarters of 2001 indicated a slowing of momentum, as revenue declined sequentially in both the third and fourth quarters.

        The Local segment produced revenue totaling $833 million, a 5%, or $39 million, increase over 2000. High-speed data and Internet services, value-added services such as custom calling features, equipment sales and related installation and maintenance and the resale of broadband products contributed nearly all of the revenue growth. The Wireless segment produced revenue of $248 million, representing growth of $68 million, or 38%. These increases resulted primarily from a larger subscriber base. Other segment revenue grew $24 million during 2001, which was primarily the result of continued success of Cincinnati Bell Any Distance's ("CBAD") "Any Distance" offering.

Costs and Expenses

        Cost of services and products of $1,159 million in 2001 represented an increase of $191 million, or 20%, over 2000. The Broadband segment incurred $157 million of the increase, resulting from higher access charges and transmission leases as the customer base grew, information technology hardware and consulting expenses and network construction. The Local segment also incurred $18 million in cost increases over 2000, primarily due to cost of materials for equipment sales, resale of national broadband products and customer care expenses related to high-speed internet access service, all of which were driven by the increase in revenue in the segment. The remainder of the increase over 2000 was incurred by the Wireless and Other segments, each of which experienced higher costs associated with increased subscribership at the Company's Cincinnati Bell Wireless ("CBW") and CBAD subsidiaries.

        Selling, general and administrative ("SG&A") expenses of $566 million decreased $18 million, or 3%, in comparison to 2000. The decrease was primarily due to a decline in amounts spent by the Broadband, Local and Other segments for advertising in 2000 not repeated in 2001.

        Depreciation expense increased by 28%, or $95 million, during 2001. The increase was primarily driven by the Broadband segment and reflects the build out of its national optical network. The remainder of the increase was incurred by the Local and Wireless segments as they continued to maintain and enhance their networks. Amortization expense of $114 million in 2001 relates to purchased goodwill and other intangible assets and was virtually unchanged in comparison to 2000. Upon adoption of SFAS 142 as required on January 1, 2002, the Company will stop amortizing goodwill and reevaluate the lives of its intangible assets. Once adopted, the Company expects amortization expense to decrease to approximately $45 million annually.

        In November 2001, the Company's management approved restructuring plans which included initiatives to consolidate data centers, reduce the expense structure, exit the network construction business, eliminate other nonstrategic operations and merge internet and DSL operations into other operations. Total restructuring and other costs of $232 million were recorded in 2001 related to these initiatives. The $232 million consisted of restructuring liabilities in the amount of $84 million and related noncash asset impairments in the amount of $148 million. The restructuring-related liabilities of $84 million were comprised of $21 million related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for 902 employees and $63 million related to lease and other contractual terminations. In total, the Company expects this restructuring plan to result in cash outlays of $79 million and noncash items of $153 million. Through December 31, 2001, the Company has utilized $10 million of the $84 million reserve, of which approximately $7 million was cash expended. The Company expects to realize approximately $88 million in annual capital expenditure and expense savings from this restructuring plan relative to expenses incurred in 2001. The Company expects to complete the plan by December 31, 2002. Please see Note 3 of the Notes to Consolidated Financial Statements for a detailed discussion of restructuring and other charges.

        In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati-based subsidiaries, including Cincinnati Bell Telephone ("CBT"), CBAD, CBW, Cincinnati Bell Public Communications ("Public") and CBD in order to create one centralized "Cincinnati Bell" presence for its customers. Total restructuring costs of $9 million were recorded in the first quarter pertaining to the February 2001 restructuring plan and consisted of $2 million related to lease terminations and $7 million related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for 114 employees. The severance payments are expected to be substantially complete by March 31, 2002. This includes a net of $0.1 million for severance benefits recorded in the second and fourth quarters of 2001 that were in excess of the initial estimate. In total the Company expects this restructuring plan to result in cash outlays of $8 million and noncash items of $1 million. Through December 31, 2001, approximately $7 million of the expenses had been incurred, of which approximately $6 million was cash expended. The lease terminations are expected to be complete by December 31, 2004. The Company expects to realize approximately $7 million in annual savings from this restructuring plan relative to expenses incurred in 2000.

        Primarily as a result of the November 2001 restructuring charge and higher depreciation in the Broadband segment, operating income declined by $210 million during the year. The decrease was partially offset by improvements in the Local and Wireless segments and in the Company's CBAD subsidiary.

        Minority interest expense includes dividends and accretion on the 12 1/2% preferred stock of Broadwing Communications and the 19.9% minority interest of AT&T Wireless Services Inc. ("AWS") in the net income of the Company's Cincinnati Bell Wireless LLC venture. As a result of the improved profitability of the wireless venture, minority interest expense grew to $51 million in 2001 from $44 million in 2000, representing an increase of 16%. See Note 7 of the Notes to Consolidated Financial Statements for a detailed discussion of minority interest.

        The Company recorded a $4 million equity-share loss on its Applied Theory investment during 2001 versus $16 million in 2000. The decline in the losses is due to the Company's discontinued use of equity method accounting during the second quarter of 2001 because its ownership percentage in Applied Theory had dropped below 20% and it no longer held a seat on Applied Theory's board of directors. As a result, the Company no longer had significant influence over the operations of Applied Theory. As of December 31, 2001, the Company no longer held an investment in Applied Theory.

        Interest expense of $168 million increased $5 million, or 3%, compared to 2000. The increase was the net effect of a $22 million increase due to higher debt levels and a $17 million decrease due to lower interest rates. See Note 5 of the Notes to Consolidated Financial Statements for a detailed discussion of interest expense and indebtedness.

        The Company realized a $12 million net gain on investments during the year, reflecting a $368 million improvement from a loss of $356 million in 2000. The net gain in 2001 was comprised of a $17 million gain from the sale of the Company's investment in PSINet, a $24 million gain from the Corvis investment, and a $3 million mark-to-market adjustment of Anthem shares. These gains were offset by $26 million in impairment write-downs of the Company's cost-based investments and $6 million of mark-to-market adjustments and losses on the sale of Applied Theory shares. In 2000 the Company incurred a $356 million loss on investments as the result of $405 million in realized losses on the PSINet, Applied Theory and ZeroPlus.com investments, offset by $49 million in realized gains on the sale of the Company's investment in PurchasePro.com. See Note 4 of the Notes to Consolidated Financial Statements for a detailed discussion of investments.

        Other income of $17 million in 2001 increased $19 million from the $2 million loss recognized in 2000, primarily due to the receipt of $20 million of common shares as the result of the demutualization of Anthem Inc.

        The income tax benefit of $80 million represented a decrease in benefit of $86 million as compared to the 2000 benefit of $166 million. This resulted primarily from a decrease in pretax losses of $176 million and from the establishment of a valuation allowance against certain state and local tax benefits due to uncertainty as to the ultimate realization of the benefits.

        The Company reported a net loss of $286 million in 2001 compared to a loss of $377 million in 2000. The loss per share of $1.36 was $0.46 less than the $1.82 loss in 2000. However, 2001 included one-time charges from the February and November restructuring initiatives, net gains on investments, and a one-time gain from the receipt of common shares related to the demutualization of Anthem. Similarly, 2000 included one-time net losses on the disposition of minority investments. Excluding these nonrecurring items, the Company reported a loss of $0.71 per share in 2001 versus a loss of $0.82 per share in 2000.

2000 Compared to 1999

Revenue

        Consolidated revenue of $2,050 million in 2000 was $948 million higher than the $1,102 million reported in 1999, representing growth of 86%. In addition to the reasons noted in the segment discussions, this significant increase was primarily the result of the Merger. The year 2000 included a full year of the operating results of Broadwing Communications, whereas 1999 included its operating results prospectively from the November 9, 1999 date of the Merger. This affects nearly all aspects of the following discussion, with the exception of the Local, Wireless and Other segments (see detailed discussion of the operating results of these segments within the individual segment discussions that begin on page 24 of this Report on Form 10-K). The pro forma results reflect an overall increase of 23% or $380 million over 1999 as growth of the Broadband and Wireless segments accounted for approximately 90% of the incremental revenue.

Costs and Expenses

        Costs of services and products were $968 million in 2000, a $478 million, or 97% increase in comparison to 1999. Nearly all of this increase was attributable to the operations of the Broadband segment, which resulted primarily from the Merger. The Wireless and Other segments incurred higher costs primarily for customer care, material costs associated with wireless handsets and promotional expenses required to launch new products and services. The Local segment incurred lower costs as a decrease in salaries and wages, postretirement and computer programming expenses were partially offset by an increase in customer care and materials and supplies relating to equipment sales. On a pro forma basis, the increase in costs of services and products sold was 13% or $111 million as the higher costs in the Wireless and Other segments were offset slightly by reduced access and transmission fees resulting from less traffic being routed to competitors' interexchange networks as the Company expanded its own national optical network.

        SG&A expenses of $584 million increased $303 million, or 108%, over 1999. The Broadband segment incurred the majority of the increase, or $258 million. Primarily as a result of the Merger, the Broadband segment incurred $17 million of advertising expense in order to introduce the new "Broadwing" brand and added more than 600 employees to support the expanded network and sales function. The Wireless segment reported a $23 million increase in SG&A expense primarily for handset subsidies and selling expenses in response to significant growth in subscribership. An increase of $28 million was incurred by the Other segment and resulted from initial costs associated with the introduction of the Any Distance offering and expansion of web hosting services. These increases were offset by a $7 million decrease in the SG&A expenses of the Local segment due to a reduction in advertising and headcount.

        Depreciation expense of $346 million in 2000 increased $186 million, or 117%, over 1999. This increase was incurred primarily by the Broadband segment as a result of the Merger and reflects the continued build out of its national optical network. The Local and Wireless segments also incurred higher depreciation expenses as both continued construction of their regional network infrastructures. Amortization expense of $114 million pertains to purchased goodwill and other intangible assets and represented a $92 million increase over 1999, due almost exclusively to the Merger.

        The Company recorded approximately $1 million in net restructuring credits relating to the restructuring initiative that was undertaken in the fourth quarter of 1999. These credits consisted of $1 million in additional severance expense, offset by a $2 million reduction related to lease terminations.

        Operating income of $39 million declined $100 million versus the $139 million reported in 1999. The operating income of the Broadband segment decreased significantly as a result of the Merger, while the Other segment also experienced a drop in operating income due to the introduction of new products and services. These decreases were partially offset by the improvement of the Local and Wireless segments. On a pro forma basis, operating income increased from a loss of $145 million to income of $39 million as the Company fully integrated the operations of the former IXC, increased revenue and controlled expenses.

        Minority interest expense of $44 million in 2000 consists of $49 million in dividends and accretion on the 12 1/2% preferred stock of Broadwing Communications offset by approximately $5 million that is attributable to AWS's 19.9% minority interest in the operating loss of the Company's wireless business. Minority interest expense increased $47 million from minority interest income of $3 million in 1999. The increase is due to a full year of dividends and accretion on the 12 1/2% preferred stock in 2000 versus only two months of dividends and accretion in 1999, as the Merger took place on November 9, 1999.

        The Company recorded nearly $16 million in losses in 2000 on the Applied Theory investment accounted for under the equity method, or approximately 1% more than the $15 million recorded in 1999. Losses in 1999 were related to Applied Theory and a 13% share of operating losses of IXC due to the Company's ownership of IXC common stock from August 16, 1999 to the November 9, 1999 closing date of the Merger. These amounts are reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption "Equity loss in unconsolidated entities."

        Interest expense increased to $164 million in 2000, a 165% or $102 million increase over 1999. This was attributable to higher average debt levels necessary to fund expansion of the optical, wireless and local networks and higher interest rates. In addition, the 2000 amounts reflect an entire year of interest expense related to the debt used to fund the Merger, versus only two months of interest expense related to such debt in 1999.

        The Company incurred a $356 million loss on investments in 2000. This was the result of $405 million in realized losses on the PSINet, Applied Theory and ZeroPlus.com investments, net of $49 million in realized gains on the sale of the Company's investment in PurchasePro.com. No such losses were incurred in 1999.

        The income tax benefit of $166 million increased $197 million versus the $31 million tax provision recorded in 1999. This resulted primarily from recognized losses on investments, somewhat offset by the effect of certain nondeductible expenses such as goodwill amortization and preferred stock dividends treated as minority interest expense. The income tax provision for the 1999 period reflects an expense as operating losses generated by Merger were included in results for only two months.

        Income from discontinued operations, comprising the operations of the Company's former Cincinnati Bell Supply ("CBS") subsidiary, contributed an additional $0.2 million in income (net of tax) in 2000, or approximately $3 million less than in 1999, as the business was sold in May 2000. The

Company also recognized $1 million in expense from a cumulative effect adjustment that resulted from the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" as required by the Securities and Exchange Commission on January 1, 2000 and all periods prior to adoption (see Note 1 of the Notes to Consolidated Financial Statements).

        The Company reported a net loss of $377 million as a result of the above, versus the $31 million net income reported in 1999. Dividends and accretion on preferred stock were $8 million in 2000, resulting in a net loss applicable to common shareholders of $385 million. The loss per share of $1.82 was $2.02 higher than in 1999, but included a $1.00 per common share loss pertaining to investments. Excluding investment losses, the adjusted loss per share of $0.82 decreased $1.02 in comparison to the income per share of $0.20 in 1999. The decrease in both the net income and income per share is related to inclusion of a full year of results from Broadwing Communications versus only two months of results after the Merger in 1999. On a pro forma basis, the net loss increased by 6% or $21 million as operating losses generated by the Broadband segment in 1999 decreased in 2000, but investment losses net of taxes incurred in 2000 grew by more than the operating loss declined.

Discussion of Operating Segment Results

        The following discussion of the operating results of the Broadband segment is presented on an as-reported basis except for information related to 1999, which is presented on a pro forma basis because it represents the best basis for comparison of trends and operating results. The Local, Wireless and Other segments are discussed on an as-reported basis since there is no distinction between pro forma and as-reported results with respect to these segments.

Broadband

        The Broadband segment provides nationwide data and voice communications services through the Company's Broadwing Communications subsidiary. These services are provided over approximately 18,500 route miles of fiber-optic transmission facilities. Broadband segment revenue is generated by broadband transport, switched voice services, data and Internet services, information technology consulting ("IT consulting") and network construction and other services.

        Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits. The majority of this revenue is generated by private line, monthly recurring revenues; however, approximately one-fourth of the revenue is provided by IRU agreements, which cover a fixed period of time and represent the lease of capacity or network fibers. The buyer of IRU services typically pays cash upon execution of the contract. The Company's policy and practice is to amortize these amounts into revenue over the life of the contract. Switched voice services consist of billed minutes of use, primarily for the transmission of voice long-distance services on behalf of both wholesale and retail customers. Data and Internet services consist of the sale of high-speed data transport services utilizing technology based on Internet protocol ("IP"), ATM/frame relay, data collocation and web hosting. IT consulting consists of information technology consulting services and related hardware sales. Network construction and other services consists of large, joint-use network construction projects, the receipt of warrants in 2000 related to a field trial of optical equipment and residual revenue in 1999 from a prior sale of dark fiber.

        The Broadband segment reflects the results of Broadwing Communications, which became a subsidiary of the Company on November 9, 1999 as a result of the Merger. The operations of Broadwing Communications are included in the Company's financial results prospectively from November 9, 1999. For purposes of comparability, the following discussion assumes the Broadband segment existed in its current form effective January 1, 1999 and refers to "pro forma" results for 1999. As a result, the numbers referred to in this discussion for 1999 will be different from Broadband segment amounts included in the Consolidated Statements of Operations and Comprehensive Income (Loss). The pro forma numbers also include the revenue and expenses associated with Broadwing IT Consulting (now operating as Broadwing Technology Solutions) and an agreement with the former Cincinnati Bell Long Distance to service its customers outside of the Cincinnati, Ohio area.

($ in millions)	2001	2000	$ Change 2001 vs. 2000	% Change 2001 vs. 2000	Pro Forma 1999	$ Change 2000 vs. Pro Forma 1999	% Change 2000 vs. Pro Forma 1999
Revenue
Broadband transport	$466.5	$393.2	$73.3	19%	$304.3	$88.9	29%
Switched voice services	380.5	408.6	(28.1)	(7)%	373.5	35.1	9%
Data and Internet	114.6	64.8	49.8	77%	23.6	41.2	175%
IT consulting	141.3	65.8	75.5	115%	14.2	51.6	363%
Network construction and other services	87.4	67.3	20.1	30%	27.3	40.0	147%

Total revenue	1,190.3	999.7	190.6	19%	742.9	256.8	35%
Costs and Expenses:
Cost of services and products	754.0	596.8	157.2	26%	475.3	121.5	26%
Selling, general and administrative	326.3	321.5	4.8	1%	274.5	47.0	17%

Total costs and expenses	1,080.3	918.3	162.0	18%	749.8	168.5	22%
EBITDA	$110.0	$81.4	$28.6	35%	$(6.9)	$88.3	n/a
EBITDA margin	9.2%	8.1%		+1 pt	(0.9)%		+9 pts

2001 Compared to 2000

Revenue

        Total revenue grew 19% during 2001 versus 2000, representing an increase of $191 million. Nearly 40% of the revenue growth came from IT consulting while an additional 38% came from the broadband transport line of business. These increases more than offset a decline in switched voice services. Despite 19% annual revenue growth in comparison to 2000, results during the last two quarters of 2001 indicated a slowing of momentum, as revenue declined sequentially in both the third and fourth quarters.

        In comparison to 2000 amounts, broadband transport revenue increased $73 million in 2001, growing 19% to $467 million. Approximately two-thirds of the increase was driven by the renegotiation of IRU contracts with one of the Company's customers. In order for these contracts to survive the customer's bankruptcy, the contracts were adjusted to reduce the services provided, update the operations and maintenance fees to a current market rate and shorten the lives of the agreements. Revenue also increased due to sales to new and existing customers, but the increases were partially offset by circuit disconnects during the second half of the year.

        Switched voice services revenue decreased 7% for 2001, from $409 million to $381 million. This was the result of a continued focus on data services and accompanying deemphasis on sales of voice services to the lower end of the switched voice services customer base. At the same time, the Company made an effort to minimize sales to less creditworthy customers in the wake of increasing bankruptcies in the wholesale segment of this market. The Company expects switched voice services revenue to continue to decline in 2002.

        Data and Internet revenue increased $50 million, or 77%, as revenue continued to increase on the strength of demand for dedicated IP and ATM/frame relay services. These increases were further supplemented by additional collocation revenue. Despite the growth in collocation revenue, the Company's recently announced November 2001 restructuring plan included the closure of eight of the Company's eleven data centers due to growth failing to meet expectations. As a result, the Company expects a year-over-year decrease of approximately $10 million with regard to collocation revenue in 2002.

        IT consulting revenue grew $76 million, or 115%, during 2001. Of this growth, approximately $60 million was attributable to increased sales of hardware, while the remaining growth was the result of increased sales of services.

        Network construction and other services revenue increased $20 million, or 30%, during 2001 as a result of a large, joint-use construction project that is expected to be complete in 2002. The increase was partially offset by the nonrecurring receipt of warrants associated with a field trial of optical equipment in 2000. As further discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company's November 2001 restructuring plan included plans to exit the network construction business upon completion of that large project. Accordingly, the Company will treat the network construction business as a discontinued operation once its obligations are substantially complete, thereby reducing network construction and other services revenue in future reporting periods.

Costs and Expenses

        Cost of services and products primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs for IT consulting. In 2001, cost of services and products amounted to $754 million, a 26% increase over the $597 million incurred during 2000. These increases were driven primarily by incremental costs needed to support the revenue growth, as described above, in broadband transport, data and internet, information technology consulting services and network construction.

        SG&A expenses increased 1% to $326 million in 2001. Increased employee expenses attributable to higher headcount during the first half of the year were almost entirely offset by lower advertising expenses and efforts to decrease consulting and contracted labor services.

        EBITDA increased in 2001 by nearly $29 million, or 35%, to $110 million. EBITDA margin showed a modest increase of one point to 9%.

2000 Compared to Pro Forma 1999

Revenue

        Revenue increased 35% to reach $1 billion in 2000, with all revenue categories contributing to the $257 million in growth. More than half of this increase, or $130 million, came from the broadband transport and data and Internet categories. The switched voice services category provided an additional $35 million as a result of higher volumes, with an additional $92 million in revenue growth resulting from IT consulting and an increase in the number of network construction projects.

        In 2000, the broadband transport category contributed an additional $89 million in revenue, increasing 29% to $393 million. Broadwing Communications continued to experience increased demand for higher-bandwidth services from its enterprise customers and benefited from higher IRU revenue during 2000.

        Switched voice services revenue increased by $35 million, or 9%, during 2000, with $13 million and $22 million, respectively, in additional revenue being generated by the retail and wholesale components of this business.

        Switched wholesale voice revenue increased 14%, as higher volumes resulting from the service agreement with CBAD customers were further supplemented by an increase in international minutes carried. Switched retail voice revenue increased 6%, as higher minutes of use were somewhat offset by a lower rate per minute. The retail and wholesale components also benefited from improved credit management procedures, resulting in lower uncollectible revenue.

        Data and Internet revenue increased 175% or $41 million in comparison to 1999. This revenue continued to grow on the strength of demand for Internet-based, ATM/frame relay, data collocation and web hosting services.

        IT consulting revenue increased from $14 million in 1999 to nearly $66 million in 2000. The increase was attributable to additional consulting revenue and related equipment sales.

        Network construction and other services revenue of $67 million in 2000 was the result of two construction projects undertaken during the year and the receipt of warrants associated with a field trial of optical equipment. The increase in revenue of $40 million in this category was partially offset by nonrecurring, residual revenue from a prior sale of dark fiber in 1999.

Costs and Expenses

        Costs of services and products amounted to $597 million in 2000, a 26% increase over 1999. These increases were driven primarily by revenue growth, but were held to a minimum due to a decreased reliance on transmission and access charges from other carriers as the Company continued to expand and groom its own nationwide optical network. These costs decreased as a percentage of revenue in 2000, dropping four points to approximately 60% of revenue.

        SG&A expenses were higher in 2000, increasing 17%, or $47 million, to $322 million. This was primarily due to the addition of more than 600 employees in support of new products and services and the IT consulting business. Broadwing Communications also incurred significant advertising expenditures in early-2000 in order to introduce the new "Broadwing" brand. Of the $22 million increase in advertising expense in 2000, $17 million was attributable to the initial nationwide advertising campaign that ran in the first quarter of 2000. Additional advertising expenditures were incurred in support of new and existing products and services. In the aggregate, SG&A expenses as a percentage of revenue decreased by two percentage points to slightly less than 33%.

        Despite the higher SG&A expenses noted above, the Broadband segment produced a significant improvement in EBITDA. EBITDA increased by more than $88 million from negative EBITDA of $7 million in 1999 to $81 million in positive EBITDA in 2000. EBITDA margin grew to slightly more than 8% in 2000, an improvement of nine margin points versus the -1% EBITDA margin reported in 1999.

Local

        The Local segment provides local telephone service, network access, data transport services, high-speed Internet access and switched long-distance as well as other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. This market consists of approximately 2,400 square miles located within a 25-mile radius of Cincinnati, Ohio. Services are provided by the Company's CBT subsidiary.

($ in millions)	2001	2000	$ Change 2001 vs. 2000	% Change 2001 vs. 2000	1999	$ Change 2000 vs. 1999	% Change 2000 vs. 1999
Revenue
Local service	$465.3	$452.8	$12.5	3%	$427.0	$25.8	6%
Network access	205.4	199.9	5.5	3%	184.8	15.1	8%
Other services	162.5	141.2	21.3	15%	128.1	13.1	10%

Total revenue	833.2	793.9	39.3	5%	739.9	54.0	7%
Costs and Expenses:
Cost of services and products	280.9	262.9	18.0	7%	274.9	(12.0)	(4)%
Selling, general and administrative	129.5	138.5	(9.0)	(6)%	140.8	(2.3)	(2)%
Y2K and regulator mandated	—	—	—	—	4.6	(4.6)	(100)%

Total costs and expenses	410.4	401.4	9.0	2%	420.3	(18.9)	(4)%
EBITDA	$422.8	$392.5	$30.3	8%	$319.6	$72.9	23%
EBITDA margin	50.7%	49.4%		+1 pt	43.2%		+6 pts

2001 Compared to 2000

Revenue

        During 2001, revenue increased $39 million versus 2000, or 5%, to $833 million. High-speed data and Internet services, value-added services such as custom calling features, equipment sales and related installation and maintenance, and the resale of broadband products contributed nearly all of the revenue growth. CBT continued to produce revenue growth by leveraging the investment in its network and through creative product bundling solutions such as its Complete Connections® offering, which allows the customer to consolidate high-speed data transport, local service, custom-calling features, Internet access, wireless, and long-distance on one customer bill.

        Local service revenue grew 3% during the year to $465 million and contributed 32% of the total revenue growth of the segment in 2001. The Company's Complete Connections® calling service bundle added over 55,000 subscribers during the year, bringing total residential subscribership to 236,000, or 35% of all residential households in CBT's operating area. Of the Complete Connections subscribers, nearly 24,000 have chosen the most comprehensive bundle, Complete Connections Universal® .. CBT continued to expand the Company's asynchronous digital subscriber line ("ADSL") high-speed data transport service with subscribership growing to 61,000, a 54% increase over 2000. CBT is able to provision service across the vast majority of its local network infrastructure, as 84% of its access lines are loop-enabled for ADSL transport.

        Network access revenue of $205 million increased $6 million, or 3%, compared to 2000 as a result of a 19% increase in digital and optical services, measured in voice-grade equivalents ("VGEs"), offset slightly by a decrease in rates.

        In comparison to 2000, other services revenue grew 15%, or $21 million, to $163 million. The increase in this category was attributable to Internet access services, equipment sales and related installation and maintenance, and the resale of national broadband products. The Company's internet access service (FUSE®) added 26,000 new subscribers during the year, bringing total subscribership at the end of 2001 to approximately 100,000.

Costs and Expenses

        Cost of services and products of $281 million during 2001 totaled 7% more than 2000, an $18 million increase. CBT incurred increases totaling $37 million during 2001 in the cost of materials for equipment sales, resale of national broadband products and customer care expenses related to high-speed data transport service as related revenue increased. These increases were offset by reductions of $19 million in labor costs due to lower headcount and in reciprocal compensation expense as a result of recent settlements and regulatory rulings.

        SG&A expenses decreased 6%, or $9 million, primarily due to an $8 million reduction in advertising expenses associated with a bundled product offering promotional campaign in 2000 not repeated in 2001. Reduced headcount also contributed to the decrease.

        As a result of the above, EBITDA reached $423 million in 2001, a $30 million, or 8%, increase over 2000. Similar improvement was achieved with regard to EBITDA margin, which increased over one margin point.

        CBT maintained its margins, EBITDA and profitability by leveraging the investment in its telecommunications network to offer new value-added products and services without significant incremental costs. In addition, CBT offers a wide variety of telecommunications services at attractive prices with the added convenience of one customer bill. As a result, CBT has lost only 2% of access lines to competitors since 1998.

2000 Compared to 1999

Revenue

        Revenue increased $54 million to $794 million in 2000 as all revenue categories contributed to the 7% growth over 1999. Of this increase, 74% came from high-speed data and Internet services. CBT also continued to leverage the investment in its network assets through the sale of value-added services such as custom calling features. The sale of these and other value-added services were the primary drivers of the remaining revenue growth.

        The local service category provided consistent revenue growth and accounted for nearly half of the increase for the segment, growing 6% or $26 million in 2000. Nearly 84,000 new subscribers were added for the Company's Complete Connections® calling service bundle during 2000, bringing total residential subscribership and penetration rates to 180,000 and 25%, respectively. Of the 84,000 new Complete Connections subscribers, nearly 10,000 chose CBT's latest product bundling offer, Complete Connections Universal® (introduced May 1, 2000), which allows the customer to combine high-speed data transport, local service, custom-calling features, Internet access, wireless and long-distance services on one customer bill. Similar success has been achieved with regard to the Company's high-speed data transport service with subscribership now nearing 40,000, resulting in $8 million in additional revenue in 2000. By the end of 2000, CBT was able to provision asynchronous digital subscriber line ("ADSL") service across the vast majority of its local network infrastructure, with 80% of its access lines being loop-enabled for ADSL transport.

        Network access revenue of $200 million in 2000 represented an 8%, or $15 million, increase over 1999. VGEs from digital and optical services increased 37% and 59%, respectively, providing an additional $17 million of revenue growth for the segment. The Company also realized approximately $5 million in additional revenue due to the recovery of mandated telecommunications costs such as universal service fees. In spite of a 6% increase in access minutes of use, 2000 switched access revenue was approximately $7 million lower due to decreased per-minute rates as part of the optional incentive rate regulation instituted at the federal level in July 1999.

        Other services revenue grew 10% in 2000, increasing $13 million to $141 million. The Company's Internet access service (FUSE®) produced 26,000 new subscribers and $5 million in new revenue for 2000, ending the year with 74,000 subscribers. Further increases in the other services category are attributable to equipment sales and related installation and maintenance.

Costs and Expenses

        Costs of services and products of $263 million in 2000 was $12 million less than 1999, representing a 4% decrease. In 2000, CBT benefited from a $4 million reduction in salaries and wages, a $5 million reduction in postretirement benefits and a $7 million reduction in computer programming expense ($3 million of which was attributable to the completion of Year 2000 programming initiatives in 1999). This was partially offset by a $1 million increase in customer care expenses for the high-speed Internet access service and a $2 million increase in materials and supplies related to equipment sales. As a result of higher revenue and the aforementioned expense reductions, gross profit margin improved by four margin points to approximately 67% in 2000.

        SG&A expenses were $7 million lower than in 1999 due to a $5 million reduction in Year 2000 programming expenses and a reduction in outsourced telemarketing expense. These reductions were somewhat offset by higher advertising expenses associated with new calling service bundles and the Company's ADSL service.

        As a result of the above, EBITDA grew to nearly $393 million in 2000, a $73 million, or 23%, increase over 1999. Similar improvement was achieved with regard to EBITDA margin, which expanded by six margin points to more than 49%.

Wireless

        The Wireless segment comprises the operations of CBW, a venture in which the Company owns 80.1% and AWS owns the remaining 19.9%. This segment provides advanced wireless digital personal communications services and sales of related communications equipment to customers in its Greater Cincinnati and Dayton, Ohio operating areas. Services are provided over CBW's regional and AWS's national wireless networks.

($ in millions)	2001	2000	$ Change 2001 vs. 2000	% Change 2001 vs. 2000	1999	$ Change 2000 vs. 1999	% Change 2000 vs. 1999
Revenue
Service	$232.6	$167.1	$65.5	39%	$78.7	$88.4	112%
Equipment	15.4	12.9	2.5	19%	12.7	0.2	2%

Total revenue	248.0	180.0	68.0	38%	91.4	88.6	97%
Costs and Expenses:
Cost of services and products	102.5	80.2	22.3	28%	58.6	21.6	37%
Selling, general and administrative	79.5	81.3	(1.8)	(2)%	58.4	22.9	39%

Total costs and expenses	182.0	161.5	20.5	13%	117.0	44.5	38%
EBITDA	$66.0	$18.5	$47.5	257%	$(25.6)	$44.1	(172)%
EBITDA margin	26.6%	10.3%		+16 pts	(28.0)%		+38 pts

2001 Compared to 2000

Revenue

        Wireless segment revenue grew 38%, or $68 million, to $248 million in 2001, with revenue growth of approximately $66 million attributable to higher service revenue for both postpaid and prepaid subscribership. Postpaid revenue accounted for approximately 68% of the revenue growth during the year while prepaid provided 29% of the growth. The remaining growth for the segment was provided by additional equipment sales due to increased subscribership as the result of successful marketing campaigns.

        Approximately 123,000 net subscribers were added in 2001, with nearly 56% of the growth, or 69,000 subscribers, coming from the postpaid category and the remainder from prepaid services. At year-end total subscribership stood at approximately 462,000, a 36% increase versus the end of 2000. Subscribership of 462,000 represented nearly 14% of the total population within the Greater Cincinnati and Dayton, Ohio metropolitan areas. Subscribership to CBW's i-wirelessSM prepaid product grew from approximately 97,000 subscribers at the end of 2000 to approximately 151,000 at the end of 2001. This is significant because i-wirelessSM represents an efficient use of CBW's wireless network. These subscribers generally make use of the network during off-peak periods. The cost per gross addition ("CPGA") for i-wirelessSM subscribers was less than half that of postpaid subscribers.

        Average revenue per unit ("ARPU") from postpaid subscribers of $61 in 2001 decreased approximately $5 in comparison to 2000 due to pricing pressure from increasing competition and higher penetration rates among lower usage subscribers. Average monthly customer churn remained low in the face of aggressive competition and was among the best in the industry at 1.56% for postpaid subscribers.

Costs and Expenses

        Cost of services and products consists largely of incollect expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), network operations costs, interconnection expenses and cost of equipment sold. These costs were 41% of revenue during 2001, an improvement from the 45% incurred during 2000. In total, costs of services and products increased 28% in 2001 to $103 million due primarily to increased subscribership and associated interconnection charges, incollect expense, customer care and operating taxes. Gross profit and gross profit margin also improved, increasing to $146 million and 59%, respectively. Gross profit margin of 59% in 2001 represents four points in gross margin improvement versus 55% in 2000.

        SG&A expenses include the cost of customer acquisition, which consists primarily of the subsidy of customer handsets, advertising, distribution and promotional expenses. These costs decreased by nearly $2 million in 2001, or 2%, as net subscribers added in 2001 were below 2000 additions. In 2001, the CPGA for postpaid customers was $352, or 3% more than the $342 incurred in the prior year. SG&A expenses continued to decrease as a percentage of total revenue, decreasing from 45% of revenue in 2000 to 32% in 2001 as CBW continued to leverage the Company's established brand name in the local market.

        The Wireless segment continued significant EBITDA improvements as CBW leveraged its network investment and benefited from an embedded customer base, low customer churn and ongoing promotional efforts. In 2001, EBITDA of nearly $66 million represented a $48 million improvement over the prior year. Additionally, EBITDA margin increased 16 margin points to nearly 27% in the current year.

2000 Compared to 1999

Revenue

        Wireless segment revenue nearly doubled in 2000, growing 97% to $180 million. Revenue growth of $89 million was the result of higher service revenue as equipment sales were virtually unchanged in comparison to 1999. Service revenue continued to grow on the basis of both postpaid and prepaid subscribership, increasing from $79 million in 1999 to $167 million in 2000 as a result of relatively high ARPU and low customer churn. Approximately 177,000 net subscribers were added during 2000, with growth coming almost equally from the postpaid and prepaid categories. At the end of 2000, total subscribership stood at approximately 340,000, a 110% increase versus the end of 1999. Subscribership of 340,000 represented approximately 10% of the licensed population of potential subscribers within the Greater Cincinnati and Dayton, Ohio metropolitan areas.

        ARPU from postpaid subscribers of $66 in 2000 remained relatively constant in comparison to 1999 due to pricing pressure from increasing competition. Average monthly customer churn remained low and was among the best in the industry at 1.42% for postpaid subscribers. Additionally, subscribership to CBW's i-wirelessSM prepaid product grew from approximately 11,000 subscribers at the end of 1999 to more than 97,000 at the end of 2000. This is significant for the reasons noted in the previous section.

Costs and Expenses

        Cost of services and products were 45% of revenue during 2000, significantly less than the 64% incurred during 1999. In total, costs of services and products increased 37% in 2000 to $80 million due primarily to increased subscribership and associated interconnection charges, incollect expense, customer care and operating taxes. Gross profit and gross profit margin also continued their rapid improvement, increasing to almost $100 million and 55%, respectively. Gross profit margin of 55% in 2000 represents nearly 20 points in gross margin improvement versus 36% in 1999.

        SG&A expenses increased by nearly $23 million in 2000, or 39%, in support of significant growth in subscribership. In 2000, the CPGA for postpaid customers was $342, or 9% less than the $376 incurred in 1999. SG&A expenses also dropped significantly as a percentage of total revenue, decreasing from 64% of revenue in 1999 to 45% in 2000.

        In 2000, EBITDA of nearly $19 million represented a $44 million improvement over 1999. Also increasing was EBITDA margin, expanding to 10% in 2000, an improvement of more than 38 margin points versus the -28% EBITDA margin reported in 1999.

Other

        The Other segment comprises the operations of the Company's CBAD (formerly Cincinnati Bell Long Distance), CBD, ZoomTown and Public subsidiaries. The results of operations of Cincinnati Bell Supply are no longer reflected in this segment pursuant to the sale of this business in the second quarter of 2000. Effective on January 1, 2002, as further described in Note 3 of the Notes to Consolidated Financial Statements, ZoomTown's managed web hosting activities were merged into Broadwing Communications and will be reported in the Broadband segment subsequent to December 31, 2001. ZoomTown's DSL and internet operations will be assumed by CBT subsequent to December 31, 2001. In addition, in February 2002, the Company announced an agreement to divest 97.5% of CBD. The Company closed the sale of CBD on March 8, 2002.

($ in millions)	2001	2000	$ Change 2001 vs. 2000	% Change 2001 vs. 2000	1999	$ Change 2000 vs. 1999	% Change 2000 vs. 1999
Revenue	$166.3	$142.2	$24.1	17%	$109.3	$32.9	30%
Costs and Expenses:
Cost of services and products	95.6	84.3	11.3	13%	58.3	26.0	45%
Selling, general and administrative	44.1	54.3	(10.2)	(19)%	26.6	27.7	104%

Total costs and expenses	139.7	138.6	1.1	1%	84.9	53.7	63%
EBITDA	$26.6	$3.6	$23.0	n/m	$24.4	$(20.8)	(85)%
EBITDA margin	16.0%	2.5%		+14 pts	22.3%		(20) pts

2001 Compared to 2000

Revenue

        Other segment revenue in 2001 increased $24 million over 2000 to $166 million. Consistent with 2000, CBAD produced over two-thirds of the revenue growth, or $17 million, based on the continued success of its "Any Distance" long-distance service offering. This offer has been successful in capturing 534,000 subscribers in Cincinnati and Dayton, Ohio, with subscribership in the Cincinnati area representing residential and business market shares of approximately 67% and 38% of access lines, respectively.

        CBD continued to provide nearly half of the revenue in this segment as the directory business grew by $2 million, or 3%, during 2001. ZoomTown's web hosting and content business produced approximately $3 million in additional revenue compared to 2000. Revenue from Public contributed the remaining revenue growth, increasing by approximately $2 million, or 10%, as the unit won contracts to place more public payphone units.

Costs and Expenses

        Cost of services and products totaled $96 million in 2001, a 13%, or $11 million increase versus 2000. CBAD costs increased nearly $8 million due to increased access charges as volume continued to grow. ZoomTown costs increased nearly $4 million as additional costs were incurred for network operations associated with the growth of the web hosting business. CBD's costs decreased approximately $1 million due to lower commodity prices and cost controls.

        In 2001, gross profit margin for the segment increased two margin points to approximately 43%. The gross profit margin at ZoomTown fell four margin points, but was more than offset by improvements at CBAD, CBD and Public. Gross profit margin improved for the segment as CBAD began to leverage its initial expenditures for the Any Distance offering, while improvements at CBD and Public resulted from increased revenue and tightly controlled costs.

        SG&A expenses decreased $10 million, or 19%, in 2001. Nearly all of the decrease is due to the relatively high customer acquisition costs at CBAD incurred in 2000 as part of the introduction of the Any Distance offering not repeated in 2001. The remaining decreases in SG&A during 2001 related to cost savings at CBD due to a decrease in marketing expenses.

        EBITDA improved to $27 million, a $23 million increase from 2000. EBITDA margin experienced a similar improvement, increasing from 3% in 2000 to 16% in 2001. As described above, these improvements were primarily the result of increased subscribership and decreased start-up costs and marketing expenses at CBAD.

2000 Compared to 1999

Revenue

        Revenue of $142 million in 2000 represented a 30%, or $33 million increase versus 1999. Producing the vast majority of the revenue growth was CBAD, increasing $27 million in comparison to 1999 on the success of its new "Any Distance" service offering. This offer was successful in capturing 365,000 subscribers in Cincinnati during 2000, representing residential and business market share of approximately 60% and 29%, respectively.

        Accounting for more than half of the total revenue for this segment and 12% of its growth was CBD, producing $4 million in additional revenue versus 1999 on the strength of a successful sales campaign. ZoomTown's web hosting and content business provided approximately $5 million in additional revenue in its first full year of operation. Revenue from Public was approximately $2 million less than in 1999, as a result of erosion caused by the steady growth in the use of wireless communications.

Costs and Expenses

        Costs of services and products were $84 million in 2000, a 45%, or $26 million increase versus 1999. CBAD and ZoomTown incurred $18 million and $5 million increases, respectively, primarily for employee and customer care costs associated with the new Any Distance offering and the launch of ZoomTown's web hosting business. CBD also experienced a $2 million increase in direct costs resulting from higher sales commissions and printing costs for its directories. The remaining $1 million increase was incurred by Public and was primarily attributable to increased line charges.

        In 2000, gross profit margin for the segment decreased six margin points to approximately 41% as a result of the above. However, gross profit margin for the segment began to improve near the end of 2000 as CBAD and Zoomtown began to leverage their initial expenditures for the Any Distance offering and the new web hosting operations.

        SG&A expenses more than doubled in 2000, increasing 104% to $54 million. Of the $28 million increase, $23 million was attributable to the relatively high customer acquisition costs incurred by CBAD as part of the introduction of the Any Distance offering. The remaining $5 million was incurred by ZoomTown as a result of the launch of its web hosting business.

        EBITDA decreased to $4 million in 2000 as a result of the above, an 85% reduction in comparison to the $24 million reported in 1999. EBITDA margin experienced a similar decline, decreasing from 22% in 1999 to less than 3% in 2000. These decreases were due to the many start-up costs and advertising expenses associated with new product introductions in 2000.

Financial Condition, Liquidity, and Capital Resources

Capital Investment, Resources and Liquidity

        The Company's continued transformation from a local wireline voice communications provider to a national provider of data, voice and Internet services and a regional provider of wireless services has resulted in significant financing requirements. Although the Company expects to continue to generate positive cash flow from operations in 2002, capital expenditures and other investing needs will continue to drive the Company's need for additional borrowings for a substantial portion of the year.

        In order to provide for these cash requirements and other general corporate purposes, the Company maintains a $2.3 billion credit facility with a group of lending institutions. The credit facility consists of $900 million in revolving credit which matures in 2004, $750 million in term loans from banking institutions and $650 million in term loans from nonbanking institutions. At December 31, 2001, the Company had drawn approximately $1.95 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the Merger and to provide for the Company's capital investment needs. At December 31, 2001, the Company had approximately $350 million in additional borrowing availability from the revolving credit facility. Total availability under this credit facility will decrease throughout 2002 to approximately $1.8 billion due to approximately $335 million related to prepayment of the outstanding term debt facilities from the proceeds of the sale of CBD, $5 million due to scheduled amortization of the term debt facilities and $135 million due to scheduled amortization of the revolving credit facility. The Company believes that its borrowing availability will be sufficient to provide for its financing requirements in excess of amounts generated by operations during 2002.

        The short-term debt on the balance sheet consisted of approximately $139 million of principal payments, $119 million of which was related to the credit facility and $20 million of which was related to CBT Bond payments due during the next twelve months. The remaining balance of short-term debt of $11 million was related to the short-term portion of capital leases.

        The interest rates charged on borrowings from the credit facility can range from 100 to 275 basis points above the London Interbank Offering Rate ("LIBOR"), and are currently between 225 and 275 basis points above LIBOR as a result of the Company's credit rating. The Company incurs banking fees in association with this credit facility that range from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility. During 2001, these fees amounted to approximately $2 million.

        The Company is also subject to financial covenants in association with the $2.3 billion credit facility. These financial covenants require that the Company maintain certain debt to EBITDA, debt to capitalization, senior secured debt to EBITDA and interest coverage ratios. This facility also contains certain covenants which, among other things, may restrict the Company's ability to incur additional debt or liens; pay dividends; repurchase Company common stock; sell, transfer, lease, or dispose of assets, make investments or merge with another company. The Company obtained an amendment to its credit facility to exclude the charges associated with the November 2001 Restructuring Plan from the covenant calculations. The Company is in compliance with all covenants set forth in its credit facility and other indentures. Please refer to Note 5 of the Notes to Consolidated Financial Statements contained in this report for a complete discussion of debt and the related covenants.

        In March 2002, the Company obtained an amendment for certain financial calculations and consent to its $2.3 billion credit facility to allow for the sale of 97.5% of CBD, exclude charges related to SFAS 142, increase its ability to incur additional indebtedness and amend certain defined terms.

        As of the date of this filing, the Company maintains the following credit ratings:

Entity	Description	Standard and Poor's	Fitch Rating Service	Moody's Investor Service
BRW	Corporate Credit Rating	BB	BB	Ba3
CBT	Corporate Credit Rating	BB	BB+	Ba1

        In February 2002, the Company's corporate credit rating was downgraded by Moody's Investors Service to Ba3 from its previous level of Ba1. In March 2002, the Company's corporate credit rating was downgraded by Standard and Poor's and Fitch Rating Service to BB from its previous level of BB+. These downgrades will result in additional cash interest expense of 50 basis points on up to $1.65 billion of the Company's $2.3 billion credit facility, thereby increasing interest expense by $6 million to $8 million annually. In the past, the credit facility was secured only by a pledge of the stock certificates of certain subsidiaries of the Company. Upon the downgrades, the Company became obligated to provide certain subsidiary guarantees and liens on the assets of the Company and certain subsidiaries in addition to the stock certificates of the subsidiaries. In order for the Company to fully comply with these requirements, it may be necessary for the Company and its subsidiaries to obtain various regulatory and other approvals. If the Company were unable to do so, it would likely seek to obtain waivers from its lenders. If for these or any other reasons, the Company were unable to comply with these obligations, it could be in default under its current facility, which would enable the lenders to terminate their commitments and accelerate their loans.

        The Company does not have any downgrade triggers that would accelerate the maturity dates of its debt. However, further downgrades in the Company's credit rating could adversely impact the cost of current and future debt facilities. Based on the balances of the Company's outstanding long-term debt as of December 31, 2001, a 1% increase in the Company's average borrowing rates would result in approximately $19 million in incremental interest expense. In addition, if the Company's credit rating is below Baa3 or BBB- as rated by Moody's or Standard & Poor's, respectively, in 2002, the Company is obligated by its credit facility covenants to use 50% of any annual excess cash flows, as defined in its credit facility agreement, to reduce its outstanding borrowings. If the Company is unable to meet the covenants of its various debt agreements, the payment of the underlying debt could be accelerated. Additionally, the Company is currently obligated by its credit facility to use the net cash proceeds received from certain asset sales or issuances of debt by the Company or any of its subsidiaries to reduce its outstanding borrowings.

        The Company had ownership positions in equity securities that were valued at approximately $39 million as of December 31, 2001 following the liquidation of the Company's investments in Corvis, Applied Theory and PSINet and its receipt of shares from the demutualization of Anthem, Inc. The Anthem securities, valued at approximately $23 million at December 31, 2001, had been deemed a trading security and were classified as a short-term investment (see Note 4 of the Notes to Consolidated Financial Statements for a further discussion of these various investments). In January 2002, the Company sold its entire investment in Anthem for total net proceeds of approximately $23 million.

        Capital expenditures to maintain and strategically expand the national optical network, enhance the wireless network and maintain the local Cincinnati wireline network are expected to be approximately $300 million in 2002 versus $649 million in 2001. The reduction in capital expenditures is the result of the completion of the optical overbuild of the national network and the footprint of the regional wireless network.

        The following table summarizes the Company's contractual obligations as of December 31, 2001:

	Payments Due by Period
Contractual Obligations ($ in millions)
	Total	< 1 Year	1-3 Years	4-5 Years	Thereafter
Debt	$2,803.3	$138.8	$1,217.7	$555.0	$891.8
Capital Leases, excluding interest	48.7	11.2	13.8	5.4	18.3
Noncancelable Operating Lease Obligations	244.4	42.1	71.6	45.7	85.0
Unconditional Purchase Obligations	200.2	111.6	88.6	—	—

Total	$3,296.6	$303.7	$1,391.7	$606.1	$995.1

        As part of the November 2001 Restructuring Plan, the Company announced its intention to exit several data centers, reduce network costs and consolidate office space. To the extent the Company can sublease or negotiate terminations, contractual obligations could decrease. Through February 2002, the Company negotiated contract terminations which reduced future commitments by approximately $73 million.

Balance Sheet

        The following comparisons are relative to December 31, 2000.

        The change in cash and cash equivalents, short-term investments, investments in other entities and long-term debt is further explained in the preceding discussion of capital investment, resources and liquidity or in the cash flow discussion below. The decrease in accounts receivable was primarily the result of improved collections as days sales outstanding decreased by 4%. The increase in materials and supplies of $5.6 million was driven by the Wireless segment ($2.2 million) and ZoomTown ($2.6 million) as increasing wireless and ADSL sales required additional inventory of equipment to meet customer demand. Deferred income tax benefits increased by $120 million or 110% as operating loss carryforwards continue to grow.

        Accounts payable decreased 26% primarily as capital spending associated with construction of the optical network decreased substantially during the fourth quarter of 2001. The increase in current unearned revenue of $97 million and the decrease in noncurrent unearned revenue of $195 million were due primarily to the renegotiation of outstanding IRU agreements. A significant portion of the difference was recognized into revenue during the year. The buyer of IRU services typically pays cash upon execution of the contract. The Company's policy and practice is to amortize these amounts into revenue over the life of the contract.

        Accumulated other comprehensive income decreased by $93 million as the Company's investments in PSINet and Applied Theory lost value and were subsequently sold on the open market, causing the remaining unrealized gain to be realized into income during 2001. Adding to the loss in other comprehensive income was approximately $7 million related to interest rate swaps that carry fixed interest rates above current market rates as interest rates declined throughout 2001.

Cash Flow

        In 2001, cash provided by operating activities totaled $259 million, $73 million lower than the $332 million generated during 2000, as a lower net loss was more than offset by increased working capital.

        The Company's significant investing activities included outflows for capital expenditures and inflows from the sale of equity investments. Capital expenditures in 2001 totaled $649 million, $195 million lower than the $844 million spent in 2000. The decrease is due to completion of both the national network and its optical overbuild in addition to the completion of the wireless network footprint and installation of ADSL-enabling equipment at CBT. The Company received proceeds of $115 million from the sale of its entire equity stake in PSINet, Applied Theory and Corvis.

        Consistent with 2000, no dividends were paid on common stock in 2001. However, approximately $11 million in preferred stock dividends were paid to holders of the 6 3/4% preferred stock during 2001 (cash payments in 2000 included the 7 1/4% preferred stock which was converted into common shares of the Company in April 2000). Additionally, the Company switched to cash payments of dividends on its 12 1/2% preferred stock on November 16, 1999, and approximately $49 million in dividends were paid on this preferred stock in 2000 and 2001. This amount is included in the "Minority interest expense (income)" caption in the Consolidated Statements of Operations and Comprehensive Income (Loss). Please refer to Notes 7 and 8 of the Notes to Consolidated Financial Statements for a detailed discussion of minority interest and preferred stock.

        During 2001, the Company increased its net borrowings under its credit facility by $308 million. The Company incurred additional debt of $30 million from payment-in-kind interest on the 6 3/4% Notes. Please see Note 5 of the Notes to Consolidated Financial Statements for a detailed discussion of indebtedness.

        Approximately $23 million in cash was generated through the issuance of common shares of the Company as a result of stock option exercises during 2001. This compares to approximately $64 million generated in 2000 from the exercise of stock options.

EBITDA

        EBITDA represents net income (loss) from continuing operations before interest, income tax expense (benefit), depreciation, amortization, restructuring and other charges (credits), minority interest expense (income), equity loss in unconsolidated entities, loss (gain) on investments, other expense (income), extraordinary items and the effect of changes in accounting principles. EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies. The Company has presented certain information regarding EBITDA because the Company believes that EBITDA is generally accepted as providing useful information regarding a company's ability to service and incur debt. In addition, the Company uses EBITDA as a key measurement of operating segment performance.

        EBITDA of $626 million in 2001 increased 26%, or $128 million, versus 2000, with all segments contributing to the increase. The Broadband segment contributed 22% of the increase or $29 million as the segment continued to leverage its network investment. The Wireless segment constituted 37% or $48 million of the increase as it recognized economies from a nearly completed network and brand name equity built over previous periods. The Local segment contributed 24% of the increase or $30 million as aggressive cost management helped leverage incremental revenue of $39 million. The Other segment added 18% of the EBITDA growth for 2001, or $23 million, substantially due to market share gains by CBAD. These increases were offset by corporate eliminations.

        EBITDA of $498 million in 2000 represented a $168 million, or 51% improvement over the $330 million reported in 1999. The Broadband segment contributed $80 million in additional EBITDA as a result of the Merger and operating improvements realized during 2000. The Local and Wireless segments provided increases of $73 million and $44 million, respectively, as these segments began to more fully leverage previous network investment and promotional efforts. This was somewhat offset by the declining EBITDA of the Other segment which was primarily attributable to advertising and other start-up costs associated with the Any Distance service. EBITDA margin decreased by six margin points to 24%, as a significant decrease in the EBITDA margin of the Other segment was partially offset by the improvements of the remaining segments.

Regulatory Matters and Competitive Trends

        Federal—The Telecommunications Act of 1996 (the "1996 Act"), including the rules subsequently adopted by the Federal Communications Commission ("FCC") to implement the 1996 Act, can be expected to impact CBT's in-territory local exchange operations in the form of greater competition.

        State—At the state level, CBT conducts local exchange operations in portions of Ohio, Kentucky and Indiana and, consequently, is subject to regulation by the Public Utilities Commissions ("PUC") in those states. In Ohio, the PUC is concluding a proceeding that will establish permanent rates that CBT can charge to competitive local exchange carriers for unbundled network elements. The Kentucky commission recently initiated a similar case to establish rates for unbundled network elements in Kentucky. The establishment of these rates is intended to facilitate market entry by competitive local exchange carriers.

        The Ohio PUC has required SBC Communications Inc. ("SBC") and Verizon Communications Inc. ("Verizon") to offer competitive local exchange services in several Ohio markets, including the Cincinnati market, as a condition to the approval of their respective mergers involving Ameritech Corp. and GTE Corp. Both SBC and Verizon have entered into interconnection agreements with CBT and are expected to begin competing during 2002.

        CBT is currently subject to an Alternative Regulation Plan ("Alt Reg Plan") in Ohio. The current Alt Reg Plan gives CBT pricing flexibility in several competitive service categories in exchange for CBT's commitment to freeze certain basic residential service rates during the term of the Alt Reg Plan. The term of the current Alt Reg Plan will expire on June 30, 2002. However, CBT has the right to request that the Alt Reg Plan be extended through June 30, 2003. CBT requested this extension on March 1, 2002. A decision from the Ohio PUC is currently pending. In the event CBT's request is denied, CBT would be required to initiate a proceeding to establish a new Alt Reg Plan or, if then available, adopt the generic Alt Reg Plan currently being developed by the Ohio PUC. Failure to obtain an extension of the current Alt Reg Plan, or to obtain approval of a new Alt Reg Plan with similar pricing flexibility, could have an adverse impact on CBT's operations.

Contingencies

        In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. However, the Company believes that the resolution of such matters for amounts in excess of those accounted for in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition.

        A total of 26 Equal Employment Opportunity Commission ("EEOC") charges were filed beginning in September 1999 by Broadwing Telecommunications Inc. employees located in the Houston office (formerly Coastal Telephone, acquired by IXC in May 1999) alleging sexual harassment, race discrimination and retaliation. After completing its internal investigation of the charges and cooperating fully with the EEOC, the Company and the complainants participated in a voluntary mediation proceeding conducted by the EEOC. Through the mediation process in 2000 and 2001, the Company was able to reach settlement with all 26 complainants for immaterial amounts. The Company also entered into a Conciliation Agreement with the EEOC. As this matter has now concluded with no further material exposure seen for the Company, this item will no longer appear in future Company reports unless circumstances change.

Commitments

        The Company leases certain facilities and equipment used in its operations. Total rental expenses were approximately $42 million, $32 million and $23 million in 2001, 2000 and 1999, respectively.

        The Company's Broadwing Communications subsidiary entered into a purchase commitment with Corvis Corporation, a Columbia, Maryland-based manufacturer of optical network equipment. The agreement specifies that the Company will purchase $200 million in optical network equipment from Corvis Corporation over a two-year period beginning in July 2000. As of December 31, 2001, the Company had satisfied $180 million of this purchase commitment. In 2000, the Company also entered into a separate agreement giving it the right to purchase at fair value $30 million of Series H preferred stock at $80.53 per share and $5 million of the common stock of Corvis at the initial public offering price. The Company subsequently exercised these rights during the second and third quarters of 2000. The established prices for these Corvis equity purchases reflect the contemporaneous fair value of the equity, as evidenced by independent third party investor purchases of this equity in the same timeframe.

        In 2001, the Company's Broadwing Communications subsidiary entered into two separate agreements with Teleglobe Inc. ("Teleglobe"), a Reston, Virginia-based telecommunications company. One agreement states that the Company will sell Teleglobe $180 million of IRU services over three years. The second agreement states that over four years the Company would purchase $90 million of services and equipment from Teleglobe. Purchases under this commitment will primarily consist of international voice and data services and will be expensed as incurred. The remaining commitment will be satisfied through the purchase of equipment and collocation services. As of December 31, 2001, the Company had satisfied $25 million of its commitment to Teleglobe.

        In 2001 and 2000, the Company's Broadwing Communications subsidiary entered into agreements with two vendors to provide bundled internet access to the Company's customers based on a monthly maintenance fee. As of December 31, 2001, Broadwing Communications has committed to purchase approximately $76 million bundled internet access over three years from these vendors. These services were previously purchased from other vendors on a usage basis. In March 2002, the Company negotiated a contract termination whith one of these vendors, which reduced the total of these future comittments to $17 million.

        The Company's Broadwing Communications subsidiary has committed to expenditures of approximately $32 million in order to satisfy the contractual commitments with respect to its network construction projects.

Recently Issued Accounting Standards

        On June 29, 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 29, 2001. SFAS 141 also established specific criteria for the recognition of intangible assets separately from goodwill.

        On June 29, 2001 the FASB also issued SFAS 142, which requires cessation of the amortization of goodwill and annual impairment testing of those assets. The Company will adopt SFAS 141 and 142 on January 1, 2002, as required. The Company expects amortization expense in 2002 of $45 million based on implementation of the provisions of SFAS 142, which is substantially less than the $114 million recorded in 2001. In addition, the Company is required to test its goodwill for impairment as of January 1, 2002. The book value of the Company's goodwill as of December 31, 2001 totaled approximately $2.0 billion. The Company expects the implementation of SFAS 142 will require a significant write-down of goodwill, in excess of $1.0 billion, in order to state the goodwill at its fair value. The Company expects to record this write-down in the first quarter of 2002 as a change in accounting principle.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement deals with the costs of closing facilities and removing assets. SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact, if any, that SFAS 143 will have on its future consolidated financial statements.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standard No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model for long-lived assets that are disposed of by sale, based on the model previously developed in SFAS 121. This standard also makes changes to the manner in which amounts from discontinued operations are measured and expands the scope of the components of an entity that qualify for discontinued operations treatment. This statement is effective for fiscal years beginning after December 15, 2001. The Company will implement this standard as required on January 1, 2002, and does not expect this standard to have any material impact on the Company's consolidated financial statements.

Recently Adopted Accounting Standards

        In June 1998, the FASB issued Statement of Financial Accounting Standard SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that a derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 was subsequently amended through the release of SFAS 137, which provided for a deferral of the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. As a result, the Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 and related amendments did not have a material effect on the Company's results of operations, cash flows or financial position.

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". As required, the Company adopted SAB 101 in the fourth quarter of 2000 and modified its revenue recognition policies retroactive to January 1, 2000, to recognize service activation revenue and associated direct incremental costs over their respective average customer lives. As a result, the previously reported quarterly results for the first three quarters of 2000 have been restated. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

Business Development

        In order to enhance shareowner value, the Company actively reviews opportunities for acquisitions, divestitures and strategic partnerships.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

        The Company is exposed to the impact of interest rate fluctuations. To manage its exposure to interest rate fluctuations, the Company uses a combination of variable rate short-term and fixed rate long-term financial instruments. The Company employs derivative financial instruments to manage its exposure to fluctuations in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes. For a more detailed discussion of the Company's use of financial instruments, see Note 6 of the Notes to Consolidated Financial Statements.

        The Company is, however, required by terms negotiated with its lenders to engage in interest rate swaps once certain thresholds are exceeded with regard to floating rate debt as a percentage of the Company's total debt. The Company exceeded this threshold during 2000 and, accordingly, entered into a series of interest rate swap agreements on notional amounts totaling $130 million. The Company continued to exceed the above noted threshold in 2001, and therefore as of December 31, 2001, the Company held interest rate swaps with notional amounts totaling $490 million. The purpose of these agreements is to hedge against changes in market interest rates to be charged on the Company's borrowings under its credit facility. The increase in the notional amount from 2000 to 2001 is a result of the Company's additional borrowings under its credit facility during 2001.

        These swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. Because these amounts are not exchanged, the notional amounts of these agreements are not indicative of the Company's exposure resulting from these derivatives. The amounts to be exchanged between the parties are primarily the result of the swap's notional amount and the fixed and floating rate percentages to be charged on the swap. In accordance with SFAS 133, interest rate differentials associated with the Company's interest rate swaps are recorded as an adjustment to interest payable or receivable with the offset to interest expense over the life of the swap. The swap agreements were a liability with a fair value of $12 million recorded on the balance sheet as of December 31, 2001, and a $7 million tax-effected amount recorded in other comprehensive income. As of December 31, 2000, the fair values of interest rate swaps were immaterial. The increase in the liability related to interest rate swaps from 2000 to 2001 is due to the significant decline in interest rates throughout 2001. The Company had fixed the interest rate on portions of its variable debt throughout 2001 as required by the terms of the credit facility. As interest rates continued to fall, the fair value of the agreements entered into earlier in 2001 declined.

        Potential nonperformance by counterparties to the swap agreements exposes the Company to a certain amount of credit risk due to the possibility of counterparty default. Because the Company's only counterparties in these transactions are financial institutions which are at least investment grade, it believes the risk of counterparty default is minimal.

        Interest Rate Risk Management—The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.

        The following table sets forth the face amounts, maturity dates and average interest rates for the fixed-and floating-rate debt held by the Company at December 31, 2001 (excluding capital leases and interest rate swaps):

	Maturity Dates
($ in millions)
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Fixed-rate debt:	$20.0	$20.0	—	$20.0	—	$796.3	$856.3	$640.5
Average interest rate on fixed-rate debt	4.4%	6.3%	—	6.3%	—	6.9%	6.8%	—
Floating-rate debt:	$118.8	$201.2	$996.5	$6.5	$528.5	$95.5	$1,947.0	$1,947.0
Average interest rate on floating-rate debt	3.7%	3.7%	3.6%	4.3%	4.2%	4.6%	3.9%	—

Item 8. Financial Statements and Supplementary Schedules

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

/s/ RICHARD G. ELLENBERGER
 Richard G. Ellenberger
President, Chief Executive Officer and Chairman-Elect

/s/ MARY E. McCANN
 Mary E. McCann
Senior Vice President, Corporate Finance

Report of Independent Accountants

To the Board of Directors and the
Shareowners of Broadwing Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Broadwing Inc. ("the Company") and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted SEC Staff Accounting Bulletin No. 101 in 2000 and changed its method of accounting for certain revenue and related costs.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio
March 11, 2002

Broadwing Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Millions of Dollars, Except Per Share Amounts)

	Year Ended December 31
	2001	2000	1999
Revenue	$2,350.5	$2,050.1	$1,102.0
Costs and Expenses
Cost of services and products (excluding depreciation of $353.4, $258.7, and $124.8 included below)	1,159.4	968.1	490.3
Selling, general and administrative	565.6	584.0	281.2
Depreciation	441.3	346.2	159.7
Amortization	113.6	113.5	21.2
Restructuring and other charges (credits)	241.9	(0.8)	10.9

Total costs and expenses	2,521.8	2,011.0	963.3

Operating Income (Loss)	(171.3)	39.1	138.7
Minority interest expense (income)	51.3	44.1	(2.7)
Equity loss in unconsolidated entities	4.0	15.5	15.3
Interest expense	168.1	163.6	61.6
Loss (gain) on investments	(11.8)	356.3	—
Other expense (income), net	(16.5)	1.7	(1.4)

Income (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of change in accounting principle	(366.4)	(542.1)	65.9
Income tax expense (benefit)	(80.2)	(165.6)	31.3

Income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle	(286.2)	(376.5)	34.6
Income from discontinued operations, net of taxes	—	0.2	3.4
Extraordinary item, net of taxes	—	—	(6.6)
Cumulative effect of change in accounting principle, net of taxes	—	(0.8)	—

Net Income (Loss)	(286.2)	(377.1)	31.4
Dividends and accretion applicable to preferred stock	10.4	8.1	2.1

Net Income (Loss) Applicable to Common Shareowners	$(296.6)	$(385.2)	$29.3

Net Income (Loss)	$(286.2)	$(377.1)	$31.4
Other comprehensive income (loss), net of tax:
Unrealized loss on interest rate swaps	(7.4)	—	—
Unrealized gain (loss) on investments	(85.9)	85.9	170.0
Unrealized gain on cash flow hedges	17.0	—	—
Reclassification adjustment—investments and gain on cash flow hedges	(17.0)	(170.0)	—
Additional minimum pension liability adjustment	(0.1)	(0.1)	3.6

Total other comprehensive income (loss)	(93.4)	(84.2)	173.6

Comprehensive Income (Loss)	$(379.6)	$(461.3)	$205.0

Basic Income (Loss) Per Common Share
Income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle applicable to common shareowners	$(1.36)	$(1.82)	$0.23
Income from discontinued operations, net of taxes	—	—	0.02
Extraordinary items and cumulative effect of change in accounting principle, net of taxes	—	—	(0.05)

Net Income (Loss)	$(1.36)	$(1.82)	$0.20

Diluted Income (Loss) Per Common Share
Income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle applicable to common shareowners	$(1.36)	$(1.82)	$0.22
Income from discontinued operations, net of taxes	—	—	0.02
Extraordinary items and cumulative effect of change in accounting principle, net of taxes	—	—	(0.04)

Net Income (Loss)	$(1.36)	$(1.82)	$0.20

Weighted Average Common Shares Outstanding (millions)
Basic	217.4	211.7	144.3
Diluted	217.4	211.7	150.7

The accompanying notes are an integral part of the financial statements.

Broadwing Inc.

CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Per Share Amounts)

	As of December 31
	2001	2000
Assets
Current assets
Cash and cash equivalents	$30.0	$37.9
Short-term investments	22.7	—
Receivables, less allowances of $38.1 and $49.0, respectively	320.7	330.6
Materials and supplies	39.7	34.1
Deferred income tax benefits	17.0	16.6
Prepaid expenses and other current assets	39.8	43.5

Total current assets	469.9	462.7
Property, plant and equipment, net	3,059.5	2,979.0
Goodwill, net of accumulated amortization of $164.1 and $90.4, respectively	2,048.6	2,121.5
Other intangibles, net	396.3	437.9
Investments in other entities	16.3	254.9
Deferred income tax benefits	229.1	109.1
Other noncurrent assets	92.3	112.1
Net assets from discontinued operations	—	0.4

Total assets	$6,312.0	$6,477.6

Liabilities and Shareowners' Equity
Current liabilities
Short-term debt	$150.0	$14.0
Accounts payable	189.9	256.5
Current portion of unearned revenue and customer deposits	185.0	88.0
Accrued taxes	113.0	90.4
Other current liabilities	282.5	278.4

Total current liabilities	920.4	727.3
Long-term debt, less current portion	2,702.0	2,507.0
Unearned revenue, less current portion	415.9	611.0
Other noncurrent liabilities	159.6	177.0

Total liabilities	4,197.9	4,022.3
Minority interest	435.7	433.8
Commitments and contingencies	—	—
Shareowners' Equity
6 3/4% Cumulative Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 3,105,000 depository shares issued and outstanding at December 31, 2001 and 2000	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 225,873,352 and 223,335,343 shares issued; 218,067,552 and 215,529,543 outstanding at December 31, 2001 and 2000	2.3	2.2
Additional paid-in capital	2,365.8	2,329.4
Accumulated deficit	(663.3)	(377.1)
Accumulated other comprehensive income (loss)	(10.7)	82.7
Common shares in treasury, at cost:
7,805,800 shares at December 31, 2001 and 2000	(145.1)	(145.1)

Total shareowners' equity	1,678.4	2,021.5

Total liabilities and shareowners' equity	$6,312.0	$6,477.6

The accompanying notes are an integral part of the financial statements.

Broadwing Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Year Ended December 31
	2001	2000	1999
Cash Flows from Operating Activities
Net income (loss)	$(286.2)	$(377.1)	$31.4
Less: income from discontinued operations, net of taxes	—	(0.2)	(3.4)

Net income (loss) from continuing operations	(286.2)	(377.3)	28.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	441.3	346.2	159.7
Amortization	113.6	113.5	21.2
Asset impairments	148.1	—	10.6
Provision for loss on receivables	93.6	73.6	28.2
Extraordinary items, net of taxes	—	—	6.6
Noncash interest expense	37.0	38.7	15.8
Minority interest expense (income)	51.3	44.1	(2.7)
Equity loss in unconsolidated entities	4.0	15.5	15.3
Loss (gain) on investments, net	(11.8)	356.3	—
Deferred income tax benefit	(82.8)	(166.4)	(24.6)
Tax benefits from employee stock option plans	19.5	40.2	13.9
Income from insurance demutualization	(19.7)	—	—
Other, net	5.1	(9.1)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in receivables	(98.9)	(179.7)	0.3
(Increase) decrease in prepaid expenses and other current assets	(21.6)	6.1	(15.7)
(Decrease) increase in accounts payable	(66.6)	75.1	(16.6)
Increase in accrued and other current liabilities	38.8	54.9	16.4
(Decrease) increase in unearned revenue	(82.8)	(19.9)	75.0
Increase in other assets and liabilities, net	(22.8)	(79.6)	(16.9)

Net cash provided by operating activities of continuing operations	259.1	332.2	314.5

Cash Flows from Investing Activities
Capital expenditures	(648.5)	(843.9)	(381.2)
Proceeds from sale of investments	115.4	58.5	—
Payments for acquisitions, net of cash acquired	—	—	(247.0)
Purchase of equity securities	(1.5)	(80.5)	(12.8)
Other, net	—	2.5	—

Net cash used in investing activities of continuing operations	(534.6)	(863.4)	(641.0)
Cash Flows from Financing Activities
Issuance of long-term debt	508.0	884.0	1,175.0
Repayment of long-term debt	(203.3)	(404.0)	(221.2)
Short-term borrowings (repayments), net	2.4	(1.9)	(371.4)
Debt issuance costs	(2.6)	—	(31.5)
Issuance of common shares—exercise of stock options	22.5	64.2	37.0
Purchase of treasury shares	—	—	(145.1)
Common dividends paid	—	—	(45.6)
Minority interest and preferred stock dividends paid	(59.8)	(61.7)	—

Net cash provided by financing activities of continuing operations	267.2	480.6	397.2

Net cash provided by discontinued operations	0.4	7.7	—

Net (decrease) increase in cash and cash equivalents	(7.9)	(42.9)	70.7
Cash and cash equivalents at beginning of period	37.9	80.8	10.1

Cash and cash equivalents at end of period	$30.0	$37.9	$80.8

The accompanying notes are an integral part of the financial statements.

Broadwing Inc.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
(Millions of Dollars)

	6 3/4% Cumulative Convertible Preferred Shares
			Common Shares		Treasury Shares
							Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount				Total
	($ and shares in millions)
Balance at January 1, 1999	—	$—	136.4	$1.4	—	$—	$147.4	$—	$(6.7)	$142.1
Shares issued under employee plans	—	—	3.2	—	—	—	46.3	—	—	46.3
Net income	—	—	—	—	—	—	—	31.4	—	31.4
Additional minimum pension liability adjustment	—	—	—	—	—	—	—	—	3.6	3.6
Unrealized gain on investments	—	—	—	—	—	—	—	—	170.0	170.0
Restricted stock amortization	—	—	0.7	—	—	—	5.1	—	—	5.1
Dividends:
Common Shares, at $.20 per share	—	—	—	—	—	—	—	(27.5)	—	(27.5)
Preferred Shares	—	—	—	—	—	—	1.8	(3.9)	—	(2.1)
Equity issued in connection with Merger	0.2	129.4	68.4	0.7	—	—	1,778.9	—	—	1,909.0
Treasury shares repurchased	—	—	—	—	(7.8)	(145.1)	—	—	—	(145.1)

Balance at December 31, 1999	0.2	129.4	208.7	2.1	(7.8)	(145.1)	1,979.5	—	166.9	2,132.8
Shares issued under employee plans	—	—	5.0	—	—	—	130.0	—	—	130.0
Net loss	—	—	—	—	—	—	—	(377.1)	—	(377.1)
Depository share conversion	2.9	—	—	—	—	—	—	—	—	—
Additional minimum pension liability adjustment	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Unrealized loss on investments, net of reclassification adjustments	—	—	—	—	—	—	—	—	(84.1)	(84.1)
Restricted stock amortization	—	—	0.1	—	—	—	3.6	—	—	3.6
Dividends on preferred shares	—	—	—	—	—	—	(12.3)	—	—	(12.3)
Redemption of 7 1/4% convertible preferred stock	—	—	9.5	0.1	—	—	228.6	—	—	228.7

Balance at December 31, 2000	3.1	129.4	223.3	2.2	(7.8)	(145.1)	2,329.4	(377.1)	82.7	2,021.5
Shares issued under employee plans	—	—	2.3	0.1	—	—	40.7	—	—	40.8
Net loss	—	—	—	—	—	—	—	(286.2)	—	(286.2)
Additional minimum pension liability adjustment	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Unrealized loss on investments, net of reclassification adjustments	—	—	—	—	—	—	—	—	(85.9)	(85.9)
Unrealized loss on interest rate swaps	—	—	—	—	—	—	—	—	(7.4)	(7.4)
Restricted stock amortization	—	—	0.3	—	—	—	6.1	—	—	6.1
Dividends on preferred shares	—	—	—	—	—	—	(10.4)	—	—	(10.4)

Balance at December 31, 2001	3.1	$129.4	225.9	$2.3	(7.8)	$(145.1)	$2,365.8	$(663.3)	$(10.7)	$1,678.4

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Accounting Policies

        Description of Business — Broadwing Inc. provides diversified communications services through businesses in four segments: Broadband, Local, Wireless, and Other. On November 9, 1999, the Company merged with IXC Communications, Inc. ("IXC") in a transaction accounted for as a purchase (the "Merger"). Accordingly, IXC's operations (since renamed Broadwing Communications) have been included in the consolidated financial statements for all periods subsequent to November 9, 1999 (See Note 2 of the Notes to Consolidated Financial Statements).

        Basis of Consolidation — The consolidated financial statements include the consolidated accounts of Broadwing Inc. and its majority owned subsidiaries in which it exercises control ("the Company"). Investments in which the Company has the ability to exercise significant influence, but which it does not control, are accounted for using the equity method. For equity method investments, the Company's share of income is calculated according to the Company's equity ownership. Any differences between the carrying amount of an investment and the amount of the underlying equity in the net assets of the investee are amortized over the expected life of the asset. Significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

        Use of Estimates — Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

        Cash Equivalents — Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

        Unbilled Receivables — Unbilled receivables arise from network construction revenue that is recognized under the percentage-of-completion method and from local, broadband and wireless services rendered but not yet billed. Network construction receivables are billable upon achievement of contractual milestones or upon completion of contracts. As of December 31, 2001 and 2000, unbilled receivables totaled $95 million and $67 million, respectively.

        Materials and Supplies — The Company's inventory of wireless handsets and other materials and supplies are carried at the lower of average cost or market.

        Property, Plant and Equipment — Property, plant and equipment is generally stated at cost. However, a significant portion of the property, plant and equipment of the Broadband segment was recorded at fair market value on the November 9, 1999 date of the Merger. The Company's provision for depreciation of telephone plant is determined on a straight-line basis using the whole life and remaining life methods. Provision for depreciation of other property is based on the straight-line method over the estimated useful life. Repairs and maintenance expense items are charged to expense as incurred. Telephone plant is retired at its original cost, net of cost of removal and salvage, and is charged to accumulated depreciation. The Company reviews the carrying value of its plant, property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount, with the loss measured based on discounted expected cash flows.

        Intangible Assets, Other Assets and Goodwill — Deferred financing costs are costs incurred in connection with obtaining long-term financing; such costs are amortized as interest expense over the terms of the related debt agreements. Certain costs incurred with the connection and activation of customers are amortized on a straight-line basis over the average customer life. Goodwill resulting from the purchase of businesses and other intangible assets are recorded at cost and amortized on a straight-

line basis from 2 to 40 years, with the vast majority of recorded goodwill being amortized over 30 years. The Company reviews the carrying value of long-lived assets and goodwill for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount, with the loss measured based on discounted expected cash flows.

        Investments — Investments in publicly traded companies over which the Company does not exercise significant influence are reported at fair value in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company reviews its investments for impairment whenever the fair value of the individual investment is less than its cost basis. An impairment loss is recognized if the decline in fair value is deemed to be "other than temporary." The Company uses the average cost basis to determine the gain or loss on an investment transaction.

        Revenue Recognition — As further discussed later in this footnote, the Company modified its revenue recognition policies on January 1, 2000, to be in conformity with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Accordingly, service activation revenue is deferred and recognized over the appropriate service life for the associated service. Local service revenue is billed monthly, in advance, with revenue being recognized when earned. Revenue from product sales is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance. Indefeasible right-of-use agreements, or "IRUs", represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. IRU and related maintenance revenue are included in the broadband transport category of the Broadband segment. Directory publishing revenue and related directory costs are deferred and recognized over the life of the associated directory.

        Construction revenue and estimated profits are recognized according to the percentage of completion method on a cost incurred to total costs estimated at completion basis. The method is used as the Company can make reasonably dependable estimates of revenue and costs applicable to various stages of a contract. As the financial reporting of these contracts depends on estimates that are continually assessed throughout the terms of the contracts, revenue recognized is subject to revision as the contract nears completion. Revisions in estimates are reflected in the period in which the facts that give rise to the revision become known. Construction projects are considered substantially complete upon customer acceptance.

        Advertising — Costs related to advertising are expensed as incurred and amounted to $39 million, $64 million, and $22 million in 2001, 2000 and 1999, respectively.

        Fiber Exchange Agreements — In connection with the development of the optical network, the Company entered into various agreements to exchange fiber usage rights. The Company accounts for agreements with other carriers to either exchange fiber asset service contracts for capacity or services by recognizing the fair value of the revenue earned and expense incurred. Exchange agreements accounted for noncash revenue and expense, in equal amounts, of approximately $12 million, $19 million and $3 million in 2001, 2000 and 1999, respectively. Revenue and expense recorded in 1999 includes only two months of activity as a result of the Merger.

        Income Taxes — The income tax provision (or benefit) consists of an amount for taxes currently payable and a provision (or benefit) for tax consequences deferred to future periods. To the extent the Company has recorded future tax benefits, in evaluating the amount of valuation allowance, the Company considers prior operating results, future taxable income projections, expiration of tax loss carryforwards and ongoing prudent and feasible tax planning strategies.

        Stock-Based Compensation — Compensation cost is measured under the intrinsic value method. In Note 12 of the Notes to Consolidated Financial Statements, pro forma disclosures of net income and earnings per share are presented as if the fair value method had been applied.

        Derivative Financial Instruments — In the normal course of business, the Company employs derivative financial instruments to manage its exposure to fluctuations in interest rates and share prices on minority equity investments. The Company does not hold or issue derivative financial instruments for trading purposes. Interest rate differentials associated with the Company's interest rate swaps are recorded as an adjustment to interest payable or receivable with an offset to interest expense over the life of the swap. The forward sale of equity investments is accounted for by recording a current asset and current liability at the time of execution of the forward sale contract. Once the forward contract is settled, the gain or loss on the hedged investment is reclassified from other comprehensive income to a realized gain or loss and the current asset and current liability are removed from the Company's books. A more comprehensive discussion of these instruments is included in Note 6 of the Notes to Consolidated Financial Statements.

        Reclassifications — Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results.

        Recently Issued Accounting Standards — On June 29, 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 29, 2001. SFAS 141 also established specific criteria for the recognition of intangible assets separately from goodwill.

        On June 29, 2001 the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires cessation of the amortization of goodwill and annual impairment testing of those assets. The Company will adopt SFAS 141 and 142 on January 1, 2002, as required. The Company expects amortization expense in 2002 of $45 million based on implementation of the provisions of SFAS 142, which is substantially less than the $114 million recorded in 2001. In addition, the Company is required to test its goodwill for impairment as of January 1, 2002. The book value of the Company's goodwill as of December 31, 2001 totaled approximately $2.0 billion. The Company expects the implementation of SFAS 142 will require a significant write-down of goodwill, in excess of $1.0 billion, in order to state the goodwill at its fair value. The Company expects to record this write-down in the first quarter of 2002 as a change in accounting principle.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement deals with the costs of closing facilities and removing assets. SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact, if any, that SFAS 143 will have on its future consolidated financial statements.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standard No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model for long-lived assets that are disposed of by sale, based on the model previously developed in SFAS 121. This standard also makes changes to the manner in which amounts from discontinued operations are measured and expands the scope of the components of an entity that qualify for discontinued operations treatment. This statement is effective for fiscal years beginning after December 15, 2001. The Company will implement this standard as required on January 1, 2002, and does not expect this standard to have any material impact on the Company's consolidated financial statements.

        Recently Adopted Accounting Standards — In June 1998, the FASB issued Statement of Financial Accounting Standard SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that a derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 was subsequently amended through the release of SFAS 137, which provided for a deferral of the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. As a result, the Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 and related amendments did not have a material effect on the Company's results of operations, cash flows or financial position.

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". As required, the Company adopted SAB 101 in the fourth quarter of 2000 and modified its revenue recognition policies retroactive to January 1, 2000, to recognize service activation revenue and associated direct incremental costs over their respective average customer lives, resulting in an after tax charge of $0.8 million related to all periods prior to January 1, 2000.

2. Acquisitions

IXC Communications Inc.

        The Company completed its merger with the former IXC Communications, Inc. ("IXC") on November 9, 1999 ("the Merger"). Under the terms of the Merger, each share of IXC common stock was exchanged for 2.0976 shares of the Company's common stock. The aggregate purchase price of approximately $3.2 billion consisted of (all numbers approximate): $0.3 billion in cash for the purchase of five million shares of IXC stock from GE Capital Pension Trust; the issuance of 69 million shares of the Company's common stock valued at $1.6 billion and 155,000 shares of 6 3/4% convertible preferred stock valued at $0.1 billion; the assumption of $1.0 billion of IXC's indebtedness; and the issuance of 14 million options to purchase Broadwing common stock valued at $0.2 billion. These options were issued coincident with the Merger to replace the then outstanding and unexercised options exercisable for shares of IXC common stock. These options were granted on the same terms and conditions as the IXC options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 2.0976. The Merger was accounted for as a purchase and, accordingly, the operating results of IXC (since renamed Broadwing Communications) have been included in the Company's consolidated financial statements since the Merger date of November 9, 1999.

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

        The following table reflects the $3.5 billion fair value adjustments to historical book values, composed of the $2.2 billion consideration paid, the assumption of $1.0 billion in indebtedness and the $0.3 billion historical net deficit acquired:

($ in millions)
Property, plant & equipment	$124.0
Other intangibles	423.0
Debt	(174.0)
Deferred tax liabilities	(33.0)
Other	42.3

Subtotal	382.3

Goodwill	2,155.2
Assumption of debt	963.7

Total	3,501.2

        The amount allocated to goodwill represents the excess of price paid over the fair value of assets realized and liabilities assumed in the Merger. These amounts are being amortized to expense over a 30-year period.

        The following summarized unaudited pro forma financial information assumes the Merger occurred on January 1, 1999:

Year ended December 31
1999
($ in millions, except per share amounts)
Revenue	$1,670.3
Loss from continuing operations	(352.9)
Net loss	$(356.1)

Loss from continuing operations per common share	$(1.75)
Loss per common share	$(1.79)

EBITDA	$321.6

        These unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger occurred on January 1, 1999.

3. Restructuring and Other Charges (Credits)

November 2001 Restructuring Plan

        In November 2001, the Company's management approved restructuring plans which included initiatives to consolidate data centers, reduce the Company's expense structure, exit the network construction business, eliminate other nonstrategic operations and merge internet and DSL operations into the Company's other operations. Total restructuring and other costs of $232.3 million were recorded in 2001 related to these initiatives. The $232.3 million consisted of restructuring liabilities in the amount of $84.2 million and related noncash asset impairments in the amount of $148.1 million. The restructuring charge was comprised of $21.4 million related to involuntary employee separation benefits, $62.5 million related to lease and other contractual terminations and $0.3 million relating to other restructuring charges. In total, the Company expects this restructuring plan to result in cash outlays of $79.2 million and noncash items of $153.1 million. The restructuring costs include the cost of involuntary employee separation benefits, including severance, medical and other benefits, related to 902 employees across all areas of the Company. As of December 31, 2001, 712 employee separations had been completed for total expenditures of $7.8 million, $4.1 million of which was cash. The Company expects to incur additional expenditures of $13.6 million related to both the 712 employees previously terminated and to the remaining 190 employees to be terminated in 2002. The Company expects to complete the plan by December 31, 2002.

        In connection with the restructuring plan, the Company performed a review of its long-lived assets to identify any potential impairments in accordance with SFAS 121. The Company recorded a $148.1 million charge as an expense of operations according to SFAS 121, resulting from the write-off of certain assets related to the closing of data centers, consolidation of office space and curtailment of other Company operations.

        The following table illustrates the activity in this reserve since November of 2001:

Type of costs ($ in millions):	Initial Charge	Utilizations	Balance December 31, 2001
Employee separations	$21.4	$(7.8)	$13.6
Terminate contractual obligations	62.5	(2.4)	60.1
Other exit costs	0.3	—	0.3

Total	$84.2	$(10.2)	$74.0

February 2001 Restructuring Plan

        In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati-based subsidiaries, including Cincinnati Bell Telephone ("CBT"), Cincinnati Bell Any Distance ("CBAD"), Cincinnati Bell Wireless ("CBW"), Cincinnati Bell Public Communications ("Public") and Cincinnati Bell Directory ("CBD") in order to create one centralized "Cincinnati Bell" presence for its customers. Total restructuring costs of $9.4 million were recorded in the first quarter and consisted of $2.5 million related to lease terminations and $6.9 million related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for 114 employees. The severance payments are expected to be substantially complete by March 31, 2002 and consist of $6.3 million in cumulative severance payments as of December 31, 2001. This includes a net of $0.1 million for severance benefits recorded in the second and fourth quarters of 2001 that were in excess of the initial estimate. The lease terminations are expected to be complete by December 31, 2004. In total, the Company expects this restructuring plan to result in cash outlays of $8.5 million and non-cash items of $0.9 million.

        The following table illustrates the activity in this reserve since February of 2001:

Type of costs ($ in millions):	Initial Charge	Utilizations	Adjustments	Balance December 31, 2001
Employee separations	$6.9	$(6.3)	$0.1	$0.7
Terminate contractual obligations	2.5	(0.3)	—	2.2

Total	$9.4	$(6.6)	$0.1	$2.9

1999 Restructuring Plan

        In December 1999, the Company's management approved restructuring plans which included initiatives to integrate operations of the Company and Broadwing Communications, improve service delivery, and reduce the Company's expense structure. Total restructuring costs and impairments of $18.6 million were recorded in 1999 related to these initiatives. The $18.6 million consisted of $7.7 million relating to Broadwing Communications (recorded as a component of the purchase price allocation) and $10.9 million relating to the Company (recorded as a cost of operations). The $10.9 million relating to the Company consisted of restructuring and other liabilities in the amount of $9.5 million and related asset impairments in the amount of $1.4 million.

        The restructuring-related liabilities recorded in the fourth quarter of 1999 were comprised of the following:

Type of costs ($ in millions):	Broadwing, excluding Broadwing Communications	Broadwing Communications	Total
Employee separations	$6.0	$2.2	$8.2
Facility closure costs	2.3	2.1	4.4
Relocation	—	0.2	0.2
Other exit costs	1.2	3.2	4.4

Total accrued restructuring costs	$9.5	$7.7	$17.2

        The restructuring costs accrued in 1999 included the costs of involuntary employee separation benefits related to 347 employees (263 Broadwing Communications employees and 84 employees from other subsidiaries of the Company). As of March 31, 2001, all employee separations had been completed for a total cash expenditure of $9.1 million. Employee separation benefits include severance, medical and other benefits, and primarily affect customer support, infrastructure, and the Company's long-distance operations. The restructuring plans also included costs associated with the closure of a variety of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors.

        In connection with the 1999 restructuring plan, the Company performed a review of its long-lived assets to identify any potential impairments in accordance with SFAS 121. The Company recorded a $1.4 million charge as an expense of operations according to SFAS 121, resulting from the abandonment of certain assets including duplicate network equipment.

        The following table illustrates activity in this reserve since December 31, 1999:

Type of costs ($ in millions):	Balance December 31, 1999	Utilizations	Adjustments	Balance December 31, 2000	Utilizations	Adjustments	Balance December 31, 2001
Employee separations	$7.8	$(8.9)	$1.2	$0.1	$(0.2)	$0.1	$—
Facility closure costs	4.4	(0.7)	(1.5)	2.2	(0.9)	—	1.3
Relocation	0.2	—	(0.2)	—	—	—	—
Other exit costs	4.4	(3.2)	0.3	1.5	(1.5)	—	—

Total	$16.8	$(12.8)	$(0.2)	$3.8	$(2.6)	$0.1	$1.3

        The Company incurred $0.4 million in employee separation expenditures in 1999, which decreased the initial reserve of $8.2 million to $7.8 million.

        Net restructuring credits of $0.8 million recorded in operations during 2000 consisted of $0.7 million in additional employee severance offset by a $1.5 million adjustment related to lease terminations. An offsetting reduction of $0.6 million in adjustments was recorded at Broadwing Communications and was applied to goodwill as part of the purchase allocation associated with the Merger. This consisted of $0.4 million in additional employee separations and $0.2 million in additional exist costs. The adjustment of $0.1 million in 2001 is related to additional severance in excess of the initial estimate.

        Management believes that the remaining balance of $1.3 million at December 31, 2001 is adequate to complete the 1999 restructuring plan and that substantially all of the related actions will be completed by June 30, 2002.

4. Investments in Other Entities

Investments in Equity Method Securities

        As of December 31, 2000, the market value of the Company's investment in Applied Theory Communications Inc. (a New York-based internet service provider) was approximately $11.7 million, following the recording of an impairment charge on this security at the end of 2000. This impairment charge was recorded because the Company believed that the decrease in value of Applied Theory shares was "other than temporary."

        The Company recorded a $4.0 million decrease in the value of the Applied Theory investment in 2001 as a result of the Company's use of the equity method of accounting. During 2001, the Company began actively selling shares of this investment and discontinued equity method accounting in May 2001 due to a decrease in its ownership percentage to less than 20%, the resignation of the Company's seat on Applied Theory's board of directors and the Company's belief that it no longer exerted significant influence over the opeations of Applied Theory.

        In accordance with SFAS 115, the Company reclassified this investment to a trading security. As such, fluctuations in the market value of Applied Theory were reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption "Loss (gain) on investments." Accordingly, the Company recognized pretax losses of $5.9 million, representing the difference between the market value and the Company's recorded basis of the investment. This investment was completely liquidated during 2001, generating sales proceeds of $1.8 million.

Investments in Marketable Securities

        On November 2, 2001, Anthem Inc. ("Anthem"), a mutual insurance company in which the Company held various medical and vision insurance policies for coverage of its employees, converted to a public company in a transaction known as a demutualization. As a mutual company, the owners of Anthem were the policyholders. Upon demutualization, the Company was entitled to receive a certain number of shares, which represented the Company's ownership interest in the newly created stock enterprise. In 2001, the Company received 459,223 shares of Anthem common stock and recorded a gain of $19.7 million based on the fair market value of the stock in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the heading "Other expense (income), net."

        At December 31, 2001, the Company's investment in Anthem was classified as a "trading" security under the provisions of SFAS 115 and classified as a short-term investment on the balance sheet because it was the Company's intent to sell all shares of Anthem on the open market during January of 2002. In accordance with SFAS 115, an increase of $3.0 million in Anthem's market value through December 31, 2001 was included in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption "Loss (gain) on investments." In January 2002, the Company sold its entire investment in Anthem generating cash proceeds of $23.4 million and an additional gain of $0.6 million.

        The Company's investment in Corvis Corporation, which was acquired in 2000, totaled zero and $190 million at December 31, 2001 and 2000, respectively. The unrealized holding gain on Corvis included in "Other Comprehensive Income" as of December 31, 2000 totaled $132 million ($86 million, net of tax). The market value of the investment declined during 2001 by $69 million, net of taxes, before the Company completely hedged its exposure to this investment as described in Note 6 of the Notes to Consolidated Financial Statements. Therefore, upon delivery of the shares, the Company reclassified the remaining $17 million after tax ($26 million pretax) gain from "Other Comprehensive Income" to "Loss (gain) on investments." Proceeds received from the complete liquidation of the holdings totaled $82 million in 2001.

        The Company's investment in ZeroPlus.com, which was acquired in 1999, totaled $0.6 million as of December 31, 2000 and zero at the end of 2001. In 1999, the Company recorded a pretax unrealized holding gain of $13 million ($9 million net of tax). The market value of this investment declined throughout 2000. The change in the net unrealized holding gain, reflected in "Other Comprehensive Income" over this period, was a pretax loss of $23 million ($15 million net of tax). There were no unrealized holding gains or losses as of December 31, 2000 as the Company recognized an "other than temporary" impairment of $10 million during the year. The Company liquidated its entire position in this security during 2001 for a realized loss of $0.6 million, receiving minimal proceeds.

        The Company's investment in PSINet totaled $15 million as of December 31, 2000 and zero as of December 31, 2001 as the Company liquidated its entire investment through settlement of a forward sale further described in Note 6 of the Notes to Consolidated Financial Statements and sale of shares in the open market. The Company received proceeds of $28 million and recorded a realized pretax gain of $17 million in 2001 related to these transactions. The cost basis was calculated based on the related cost. There was no unrealized gain or loss related to the investment included in "Other Comprehensive Income" as of December 31, 2000 or 2001. During 1999, the Company recorded a pretax unrealized holding gain of $85 million, which was completely reversed during 2000 as the value of the investment declined. During 2000, the Company determined that its investment had been impaired and that the impairment was "other than temporary." Accordingly, the Company recorded a realized pretax loss totaling $342 million.

        The Company's investment in PurchasePro, acquired in 1999, generated a pretax unrealized holding gain of $115 million ($76 million net of tax) in 1999. The entire position was liquidated in 2000 generating a realized pretax gain of $49 million, based on the related cost. Proceeds from the sale totaled $50 million during 2000.

Investments in Other Securities

        The Company periodically enters into certain equity investments for the promotion of business and strategic objectives. A portion of these investments is in securities, which do not have readily determinable fair market values. These investments are recorded at cost based on specific identification. The carrying value of cost method investments was approximately $16 million and $38 million as of December 31, 2001 and 2000, respectively. The difference of $22 million is related to realized losses as the Company determined that the value of these investments had declined and that the decline was other than temporary. The Company reviews these investments on a regular basis using external valuations and cash flow forecasts as factors in determining the existence of an "other than temporary" impairment.

5. Debt

        The Company's debt consists of the following:

	December 31
	2001	2000
	($ in millions)
Short-term debt:
Capital lease obligations	$11.2	$5.7
Bank notes, current portion	118.8	—
Current maturities of long-term debt	20.0	8.3

Total short-term debt	$150.0	$14.0

Long-term debt:
Bank notes, less current portion	$1,828.2	$1,639.0
9.0% Senior subordinated notes	46.0	46.0
6 3/4% Convertible subordinated debentures	470.5	440.2
Various Cincinnati Bell Telephone notes	269.5	289.5
7 1/4% Senior secured notes	49.5	49.5
PSINet forward sale	—	3.0
Capital lease obligations, less current portion	37.5	39.0
Other	0.8	0.8

Total long-term debt	$2,702.0	$2,507.0

        Average balances of short-term debt and related interest rates for the last three years are as follows:

	2001	2000	1999
	($ in millions)
Average amounts of short-term debt outstanding during the year*	$83.9	$12.4	$190.0
Maximum amounts of short-term debt at any month-end during the year	$150.0	$17.8	$230.0
Weighted average interest rate during the year**	5.2%	8.4%	4.9%

*
Amounts represent the average month-end face amount of notes.

**
Weighted average interest rates are computed by multiplying the average monthly interest rate by the month-end face amount of the notes.

Bank Notes

        In November 1999, the Company obtained a $1.8 billion credit facility from a group of lending institutions. This credit facility was increased to $2.1 billion in January 2000 and subsequently increased to $2.3 billion in June 2001. The credit facility consists of $900 million in revolving credit and $1.4 billion in term loans. At December 31, 2001, the Company had drawn approximately $1.947 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the Merger and fund its capital investment program. The amount refinanced included approximately $404 million borrowed in order to redeem the outstanding 9% Senior Subordinated Notes assumed during the Merger as part of a tender offer. This tender offer was required under the terms of the bond indenture due to the change in control provision. At December 31, 2001, the Company had $353 million in additional borrowing capacity under this facility.

        The facility's financial covenants require that the Company maintain certain debt to EBITDA, senior secured debt to EBITDA, debt to capitalization, and interest coverage ratios. The facility also contains covenants which, among other things, restrict the Company's ability to incur additional debt or liens; pay dividends; repurchase Company common stock; sell, lease, transfer or dispose of assets; make investments; and merge with another company. The Company obtained an amendment to its credit facility to exclude the charges associated with the November 2001 Restructuring Plan (described in Note 3) from the covenant calculations. As of December 31, 2001, the Company was in compliance with all of the covenants of the credit facility.

        The interest rates charged on borrowings from this credit facility can range from 100 to 275 basis points above the London Interbank Offering Rate ("LIBOR") and were at 175 to 275 basis points above LIBOR as of December 31, 2001, based on the Company's credit rating. The Company will incur commitment fees in association with this credit facility ranging from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility. In 2001, these commitment fees amounted to approximately $2 million.

9% Senior Subordinated Notes

        In 1998, the former IXC (now Broadwing Communications) issued $450 million of 9% senior subordinated notes due 2008 ("the 9% notes"). The 9% notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness of the Company's subsidiaries. The 9% notes indenture includes a limitation on the amount of indebtedness that Broadwing Communications can incur based upon the maintenance of either debt to operating cash flow or debt to capital ratios. The 9% indenture also provides that if Broadwing Communications incurs any additional indebtedness secured by liens on its property or assets that are subordinate to or equal in right of payment with the 9% notes, then Broadwing Communications must secure the outstanding 9% notes equally and ratably with such indebtedness. As of December 31, 2001, Broadwing Communications had the ability to incur additional debt.

        In January 2000, $404 million of these 9% notes were redeemed through a tender offer as a result of the change of control provision of the related indenture. Accordingly, $46 million of the 9% notes remain outstanding at December 31, 2001.

6 3/4% Convertible Notes

        In July 1999, the Company issued $400 million of 10-year, convertible subordinated debentures to Oak Hill Capital Partners, L.P. These notes are convertible into common stock of the Company at a price of $29.89 per common share at the option of the holder. For as long as this debt is outstanding, these notes bear a coupon rate of 6 3/4% per annum, with the associated interest expense being added to the debt principal amount through June 2004. Interest payments for the remaining five years will then be paid in cash. Through December 31, 2001 and since inception, the Company has recorded $71 million in cumulative, noncash interest expense and has adjusted the carrying amount of the debt accordingly. During the years ended December 31, 2001, 2000 and 1999, the Company recorded noncash interest expense of approximately $31 million, $28 million and $12 million, respectively, related to these debentures.

Cincinnati Bell Telephone Notes

        CBT has $290 million in corporate bonds outstanding that are guaranteed by its parent company, Broadwing Inc. Of this amount, $269.5 million ($270 million face amount, net of unamortized discount of $0.5 million) is considered long-term. These bonds, which are not guaranteed by other subsidiaries of Broadwing Inc., generally have maturity terms ranging from 30 to 40 years and were issued at various dates from 1962 to 1998. Interest rates on this indebtedness range from 4.375% to 7.27%. These bonds also contain a covenant that provides that if CBT incurs certain liens on its property or assets, CBT must secure the outstanding bonds equally and ratably with the indebtedness or obligations secured by such liens.

7 1/4% Senior Secured Notes

        In 1993, the Company issued $50 million of 7 1/4% senior secured notes due 2023 (the "7 1/4% notes"). The indenture related to these 7 1/4% notes does not subject the Company to restrictive financial covenants. However, the 7 1/4% notes do contain a covenant that provides that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding bonds equally and ratably with the indebtedness or obligations secured by such liens. As of December 31, 2001, $49.5 million ($50 million face amount, net of unamortized discount of $0.5 million) remains outstanding.

PSINet Forward Sale

        The PSINet forward sale was settled during the first quarter of 2001. For a detailed discussion of the PSINet forward sale, see Note 6 of the Notes to Consolidated Financial Statements.

Capital Lease Obligations

        The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, "Accounting for

Leases" ("SFAS 13"). SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability. The Company had $48.7 million in total indebtedness relating to capitalized leases as of December 31, 2001, $37.5 million of which is considered long-term.

Other

        As of December 31, 2001, Broadwing Communications had outstanding $0.8 million of 12 1/2% senior notes with an original indebtedness of $285.0 million. These notes were largely eliminated through a tender offer in 1998. The 12 1/2% senior notes indenture includes a limitation on the amount of indebtedness that Broadwing Communications can incur based upon the maintenance of either debt to operating cash flow or debt to capital ratios. As of December 31, 2001, Broadwing Communications had the ability to incur additional debt.

        Annual maturities of debt and minimum payments under capital leases for the five years subsequent to December 31, 2001 are as follows:

	Debentures/Notes at December 31
	Long-Term Debt	Capital Leases	Total Debt
	($ in millions)
Year of Maturity
2002	$138.8	$11.2	$150.0
2003	221.2	8.4	229.6
2004	996.5	5.4	1,001.9
2005	26.5	3.1	29.6
2006	528.5	2.3	530.8
Thereafter	891.8	18.3	910.1

	2,803.3	48.7	2,852.0
Less current portion	138.8	11.2	150.0

Total long-term debt	$2,664.5	$37.5	$2,702.0

        Interest expense recognized on the Company's debt is as follows:

	Year ended December 31
	2001	2000	1999
	($ in millions)
Interest expense:
Long-term debt	$159.6	$157.1	$55.8
Short-term debt	2.5	1.1	5.4
Other	6.0	5.4	0.4

Total	$168.1	$163.6	$61.6

        The increase in interest expense on long-term debt is a function of higher average debt levels resulting primarily from the funding of construction of the optical network and the issuance of $400 million in 6 3/4% Convertible Notes in 1999. Interest on long-term debt is net of the capitalization of $24 million, $25 million and $4 million in interest expense in 2001, 2000 and 1999, respectively. Interest on short-term debt increased in 2001 as the result of both $118.8 million of the credit facility and $20 million of CBT bonds, previously classified as long-term, becoming current at different intervals throughout the second half of the year. Interest on short-term debt decreased in 2000 due to the retirement of the Company's commercial paper program in August 1999. Other interest expense pertains primarily to capitalized leases, which increased in 2000 as a result of the Merger.

        In 1999, costs related to the early extinguishment of Broadwing Communications' debt as a result of the Merger resulted in an extraordinary charge of $6.6 million, net of taxes.

6. Financial Instruments

        The Company adopted SFAS 133 on January 1, 2001. SFAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. Fair values are determined based on quoted market prices of comparable instruments, if available, or on pricing models using current assumptions. On the date the financial instrument is entered into, the Company designates it as either a fair value or cash flow hedge.

        Upon adoption of SFAS 133 on January 1, 2001, offsetting transition adjustments related to the PSINet forward sale and the underlying six million shares of PSINet (further described below) were reclassified from other comprehensive income to net income. Accordingly, there was no net cumulative effect adjustment to either net income or other comprehensive income related to these items.

        As of December 31, 2001, the Company's derivative contracts have been determined to be highly effective cash flow hedges. In accordance with SFAS 133, unrealized gains and losses of highly effective cash flow hedges are recorded in other comprehensive income until the underlying transaction is executed.

Interest Rate Contracts

        From time to time the Company enters into interest rate swap agreements with the intent of managing its exposure to interest rate risk. Interest rate swap agreements are contractual agreements between two parties for the exchange of interest payment streams on a notional principal amount and an agreed upon fixed or floating rate, for a defined time period. These agreements are hedges against debt obligations related to the Company's $2.3 billion credit facility. Realized gains and losses from the interest rate swaps are recognized as an adjustment to interest expense each period. The interest rate swap agreements currently in place expire during 2002 and 2003. At December 31, 2001, the interest rate swaps on notional amounts of $490 million were a liability with a fair value of $11.5 million, resulting in year-to-date, after-tax net losses in accumulated other comprehensive (loss) income of $7.4 million.

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

        Corvis Corporation — During the first half of 2001, the Company entered into a forward sale contract with a financial institution to hedge its investment in eight million shares of Corvis Corporation in order to minimize its exposure to share price fluctuations on shares for which sales in the open market were restricted. In the first quarter, the Company received a $42.7 million prepayment in connection with the forward sale contract, which was accounted for as a note payable and collateralized by 2.6 million of the forward sold shares.

        During the third quarter, the Company delivered the eight million shares in settlement of the forward sale, receiving additional proceeds of $39.2 million, for a total of $81.9 million. The $42.7 million note payable was repaid and the Company recognized a gain of approximately $26 million ($17 million net of tax) upon settlement of the entire transaction.

        PSINet — In June and July 1999, Broadwing Communications received approximately $111.8 million representing amounts from a financial institution in connection with two prepaid forward sale contracts on six million shares of PSINet common stock. This amount was accounted for as notes payable and was collateralized by six million shares of PSINet common stock owned by the Company. Given the significant decline in the value of PSINet common stock during 2000, the Company adjusted the carrying value of this liability to approximately $3 million during the fourth quarter of 2000. This adjustment resulted in an unrealized gain on the liability that substantially offset the unrealized loss recorded in "Other comprehensive income" on the underlying six million shares of PSINet being hedged.

        In 2001, the Company designated this arrangement as a fair value hedge with both the underlying shares reclassified to trading securities under SFAS 115 and related forward sale liability subject to mark-to-market adjustments through the income statement each period. During the first quarter of 2001, the Company settled the forward sale liability for approximately 5.8 million shares of PSINet common stock. The difference between the six million shares collateralized and the 5.8 million shares required to settle the liability were sold in the open market, generating a pretax gain of $0.5 million.

7. Minority Interest

	December 31
	2001	2000
	($ in millions)
12 1/2% Exchangeable Preferred Stock	$417.8	$421.0
Minority Interest in Cincinnati Bell
Wireless held by AWS	15.5	10.2
Other	2.4	2.6

Total	$435.7	$433.8

        Broadwing Communications has approximately 395,000 shares of 12 1/2% Junior Exchangeable Preferred Stock ("12 1/2% Preferreds") outstanding. The 12 1/2% Preferreds are mandatorily redeemable on August 15, 2009 at a price equal to their liquidation preference of $1,000 a share, plus accrued and unpaid dividends. Through November 15, 1999, dividends on the 12 1/2% Preferreds were being effected through additional shares of the 12 1/2% Preferreds. On November 16, 1999, the Company converted to a cash pay option for these dividends. Dividends on the 12 1/2% Preferreds are classified as "Minority interest expense (income)" in the Consolidated Statements of Operations and Comprehensive Income (Loss) and consisted of $49 million in both 2001 and 2000. At the Merger date, and as part of purchase accounting, the 12 1/2% Preferreds were adjusted to a fair market value exceeding the redemption value. As such, the accretion of the difference between the new carrying value and the mandatory redemption value is treated as an offsetting reduction to minority interest expense over the remaining life of the preferred stock.

        AT&T Wireless Services Inc. ("AWS") maintains a 19.9% ownership in the Company's Cincinnati Bell Wireless LLC ("CBW") subsidiary. The balance is adjusted as a function of AWS's 19.9% share of the operating income (or loss) of CBW, with an offsetting amount being reflected in the Consolidated

Statements of Operations and Comprehensive Income (Loss) under the caption "Minority interest expense (income)."

8. Common and Preferred Shares

Common Shares

        The par value of the Company's common shares is $.01 per share. At December 31, 2001 and 2000, common shares outstanding were 218.1 million and 215.5 million, respectively. In July 1999, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $200 million of common shares of the Company. The 218.1 million shares of Company common shares outstanding at December 31, 2001, are net of approximately 7.8 million shares that were repurchased by the Company during 1999 at a cost of $145.1 million.

Preferred Share Purchase Rights Plan

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

        In connection with the Merger, the Company issued 155,250 shares of 6 3/4% cumulative convertible preferred stock at a par value of $1,000. These shares were subsequently converted into 3,105,000 depository shares bearing a par value of $50 per share. Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 1.44 shares of Company common stock per depository share of 6 3/4% convertible preferred stock. Dividends on the 6 3/4% convertible preferred stock are payable quarterly in arrears in cash or common stock. The liquidation preference on the 6 3/4% preferred shares is the par value or $50 per share.

        Also in connection with the Merger, the Company issued approximately 1,074,000 shares of 7 1/4% junior convertible preferred stock due 2007 valued at $234.5 million. As of December 31, 1999 approximately 1,058,000 shares remained outstanding and had a carrying value of $228.6 million. Pursuant to the Company's March 21, 2000 redemption offer, the outstanding preferred shares were converted into common shares of the Company at a rate of 8.945 common shares for each preferred share, creating approximately 9.5 million additional common shares in April of 2000. Approximately 100 preferred shares were redeemed for an immaterial amount of cash in order to complete the Company's obligations related to this preferred stock.

9. Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share ("EPS") is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised, but only to the extent that they are considered dilutive to the Company's earnings. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for earnings (loss) from continuing operations before the extraordinary item and cumulative effect of a change in accounting principle for the following periods:

	Year Ended December 31
	2001	2000	1999
	Millions of dollars and shares (except per share amounts)
Numerator:
Income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$(286.2)	$(376.5)	$34.6
Preferred stock dividends and accretion	10.4	8.1	2.1

Numerator for EPS and EPS assuming dilution — income (loss) applicable to common shareowners	$(296.6)	$(384.6)	$32.5
Denominator:
Denominator for basic EPS — weighted average common shares outstanding	217.4	211.7	144.3
Potential dilution:
Stock options	—	—	5.6
Stock-based compensation arrangements	—	—	0.8

Denominator for diluted EPS per common share	217.4	211.7	150.7

Basic EPS from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$(1.36)	$(1.82)	$0.23

Diluted EPS from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$(1.36)	$(1.82)	$0.22

        Weighted average common shares outstanding at December 31, 2001 and 2000 includes two full years of the approximately 69 million shares issued in conjunction with the Merger and the conversion of approximately 1.1 million shares of 7 1/4% convertible preferred stock into approximately 9.5 million shares of the Company's common stock in April of 2000. These 9.5 million shares were added to the denominator of the EPS calculation during the second quarter of 2000.

        Because the effect of their inclusion in the EPS calculation would be anti-dilutive, approximately 3.7 million additional shares related to "in-the-money" stock options and restricted stock are not included in the denominator of the EPS calculation. The total number of potential additional shares outstanding related to stock options, restricted stock and the assumed conversion of the Company's 6 3/4% convertible preferred stock and 6 3/4% convertible subordinated debentures is approximately 51 million and 47 million at December 31, 2001 and 2000, respectively, if all stock options currently outstanding were exercised and all convertible securities were to convert.

10. Income Tax Provision (Benefit)

        Income tax provision (benefit) consists of the following:

	Year ended December 31
	2001	2000	1999
	($ in millions)
Current:
Federal	$2.1	$0.3	$50.5
State and local	0.9	0.9	6.6

Total current	3.0	1.2	57.1
Investment tax credits	(0.4)	(0.4)	(1.2)
Deferred:
Federal	(80.7)	(132.5)	(21.1)
State and local	(2.1)	(33.9)	(3.5)

Total deferred	(82.8)	(166.4)	(24.6)

Total	$(80.2)	$(165.6)	$31.3

        Income tax benefits for 2001 decreased in comparison to the prior year as a function of the decrease in pretax losses from continuing operations, as well as valuation allowances established against certain state and local net operating losses due to uncertainty as to the realization of these benefits.

        The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	2001	2000	1999
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	7.0	7.6	3.4
Change in valuation allowance	(6.8)	(3.6)	—
Amortization of nondeductible intangible assets	(6.9)	(4.5)	4.9
Dividends on 12 1/2% exchangeable preferred stock	(4.4)	(3.1)	3.5
Other differences, net	(2.0)	(0.8)	0.7

Effective rate	21.9%	30.6%	47.5%

        The income tax provision (benefit) relating to other comprehensive income (loss) components were ($50) million, ($55) million and $104 million in 2001, 2000 and 1999, respectively.

        The Company realized an income tax benefit from the exercise of certain stock options in 2001, 2000 and 1999 of $20 million, $40 million and $14 million, respectively. This benefit resulted in a decrease in current income taxes payable and an increase in additional paid in capital.

        The components of the Company's deferred tax assets and liabilities are as follows:

	At December 31
	2001	2000
	($ in millions)
Deferred tax assets:
Net operating loss carryforwards	$303.2	$195.8
Unearned revenue	159.0	189.2
Investments	55.0	47.8
Restructuring related items	108.5	4.4
Other	71.2	96.7

Total deferred tax assets	696.9	533.9
Valuation allowance	(85.0)	(46.6)

Net deferred income tax assets	$611.9	$487.3

Deferred tax liabilities:
Depreciation and amortization	$350.3	$310.4
Unrealized gain on investments	—	42.7
Other	15.5	8.5

Total deferred tax liabilities	$365.8	$361.6

Net deferred tax asset	$246.1	$125.7

        Tax loss carryforwards will generally expire between 2010 and 2021. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.

        The Company recorded a valuation allowance of $85.0 million and $46.6 million for the years ended December 31, 2001 and 2000, respectively. The valuation allowance is related to certain state and local tax loss carryforwards due to uncertainty of the ultimate realization of such future benefits.

        In evaluating the amount of valuation allowance needed, the Company considers prior operating results, future taxable income projections, expiration dates of net operating loss carryforwards and ongoing prudent and feasible tax planning strategies. Based upon these analyses, management believes it is more likely than not that future taxable income will be sufficient to fully recover the existing net deferred tax assets. In the event the Company were to determine that it would not be able to realize all or a portion of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be made, which would negatively impact net income in the period such determination was made.

11. Employee Benefit Plans

Pension and Postretirement Plans

        The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for nonmanagement employees and one supplementary, nonqualified, unfunded plan for certain senior executives.

        The management pension plan is a cash balance plan. The pension benefit is determined by a combination of compensation-based credits and annual guaranteed interest credits. The nonmanagement pension plan is also a cash balance plan. The pension benefit is determined by a combination of service and job-classification-based credits and annual interest credits. Benefits for the supplementary plan are based on years of service and eligible pay. Funding of the management and nonmanagement plans is achieved through contributions to an irrevocable trust fund. The contributions are determined using the aggregate cost method. The Company uses the projected unit credit cost method for determining pension cost for financial reporting purposes.

        The Company also provides health care and group life insurance benefits for retirees with a service pension. The Company funds certain group life insurance benefits through Retirement Funding Accounts and funds health care benefits and other group life insurance benefits using Voluntary Employee Benefit Association ("VEBA") trusts. It is the Company's practice to fund amounts as deemed appropriate from time to time. Contributions are subject to IRS limitations developed using the aggregate cost method. The associated plan assets are primarily equity securities and fixed income investments. The Company recorded an accrued postretirement benefit liability of approximately $51 million and $47 million at December 31, 2001 and 2000, respectively.

        The following information relates to all Company noncontributory defined-benefit pension plans, post-retirement health care, and life insurance benefit plans. Pension and post-retirement benefit costs are as follows:

	Year ended December 31
	Pension Benefits			Postretirement and Other Benefits
	2001	2000	1999	2001	2000	1999
	($ in millions)
Service cost (benefits earned during the period)	$11.7	$5.5	$6.0	$1.3	$1.2	$1.8
Interest cost on projected benefit obligation	31.4	32.0	30.3	15.4	15.4	14.4
Expected return on plan assets	(46.4)	(43.3)	(37.8)	(10.1)	(11.0)	(10.3)
Settlement gains	—	—	—	—	—	—
Curtailment loss	3.9	0.1	—	—	—	—
Amortization of:
Transition (asset)/obligation	(2.4)	(2.4)	(2.4)	4.8	4.8	4.9
Prior service cost	3.1	2.0	1.5	0.3	0.3	0.3
Net (gain)/loss	(8.0)	(3.7)	0.3	(0.3)	(1.0)	(0.3)

Actuarial (income) expense	$(6.7)	$(9.8)	$(2.1)	$11.4	$9.7	$10.8

        Reconciliation of the beginning and ending balance of the plans' funded status were:

	Year ended December 31
	Pension Benefits		Postretirement and Other Benefits
	2001	2000	2001	2000
	($ in millions)
Change in benefit obligation:
Benefit obligation at January 1	$439.6	$434.7	$210.0	$201.2
Service cost	11.7	5.5	1.3	1.2
Interest Cost	31.4	32.0	15.4	15.4
Amendments	14.6	1.0	(6.9)	—
Actuarial (gain) loss	16.3	14.5	8.5	8.1
Benefits paid	(56.9)	(48.1)	(18.9)	(15.9)
Curtailment	2.1	—	—	—

Benefit obligation at December 31	$458.8	$439.6	$209.4	$210.0

Change in plan assets:
Fair value of plan assets at January 1	$611.1	$666.2	$129.2	$135.3
Actual return on plan assets	(40.6)	(11.4)	(3.2)	1.8
Employer contribution	3.6	4.4	7.3	7.9
Benefits paid	(56.9)	(48.1)	(18.9)	(15.9)

Fair value of plan assets at December 31	$517.2	$611.1	$114.4	$129.1

Reconciliation to Balance Sheet:
Funded (unfunded) status	$58.3	$171.4	$(95.0)	$(80.9)
Unrecognized transition asset	(7.5)	(9.7)	46.3	58.1
Unrecognized prior service cost	33.2	25.5	2.1	2.4
Unrecognized net gain	(50.5)	(164.0)	(4.2)	(26.3)

Net amount recognized	$33.5	$23.2	$(50.8)	$(46.7)

        The combined net prepaid benefit expense consists of:

	Year ended December 31
	Pension Benefits
	2001	2000
	($ in millions)
Prepaid benefit cost	$59.6	$49.7
Accrued benefit liability	(31.8)	(32.6)
Intangible asset	0.7	1.1
Accumulated other comprehensive income	5.0	5.0

Net amount recognized	$33.5	$23.2

        At December 31, 2001 and 2000, respectively, pension plan assets include $13 million and $32 million in Company common stock.

        The following are the weighted average assumptions as of December 31:

	At December 31
	Pension Benefits			Other Benefits
	2001	2000	1999	2001	2000	1999
Discount rate — projected benefit obligation	7.25%	7.50%	7.75%	7.25%	7.50%	7.75%
Expected long-term rate of return on Pension and VEBA plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
Expected long-term rate of return on retirement fund account assets	—	—	—	8.00%	8.00%	8.00%
Future compensation growth rate	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

        The assumed health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2001, was 8.65% and is assumed to decrease gradually to 4.67% by the year 2006. In addition, a one-percentage point change in assumed health care cost trend rates would have the following effect on the post-retirement benefit costs and obligation:

	1% Increase	1% Decrease
	($ in millions)
2001 service and interest costs	$0.5	$(0.5)
Post-retirement benefit obligation at December 31, 2001	$7.6	$(6.7)

Savings Plans

        The Company sponsors several defined contribution plans covering substantially all employees. The Company's contributions to the plans are based on matching a portion of the employee contributions, on a percentage of employee earnings, or on net income for the year in 1999 and 2000. Company contributions are invested in various investment funds at the complete direction of the employee. Total Company contributions to the defined contribution plans were $10.3 million, $7.2 million and $4.5 million for 2001, 2000, and 1999, respectively.

12. Stock-Based Compensation Plans

        During 2001 and in prior years, certain employees of the Company were granted stock options and other stock-based awards under the Company's Long-Term Incentive Plan ("Company LTIP"). In addition, during 2001, the Company converted a special equity bonus plan based on share price appreciation, to a stock appreciation rights plan under the Company LTIP. The plan, created for a limited number of individuals involved in the Merger, granted 574,000 stock appreciation rights with a strike price of $16.7813 and a cap of $25.4063. Under the Company LTIP, options are granted with exercise prices that are no less than market value of the stock at the grant date. Generally, stock options and stock appreciation rights have ten-year terms and vesting terms of three to five years. The number of shares authorized and available for grant under this plan were approximately 50 million and 16 million, respectively, at December 31, 2001.

        Upon completion of the Merger, the historic IXC options were exchanged for Company options at a rate of 2.0976 Company options for each historic IXC option. The newly issued Company options retained the same vesting provisions, option periods, and other terms and conditions as the original IXC options.

        The Company follows the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), but applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for the issuance of Company options to employees based on the fair value at the grant dates for awards consistent with the method prescribed by SFAS 123, net income and earnings per share would have been impacted as follows:

	Year ended December 31
	2001	2000	1999
	($ in millions except per share amounts)
Net income (loss) applicable to common shareowners:
As reported	$(296.6)	$(385.2)	$29.3
Pro forma compensation expense, net of tax benefits	(24.4)	(17.8)	(7.8)

Total pro forma	$(321.0)	$(403.0)	$21.5
Diluted earnings (loss) per share:
As reported	$(1.36)	$(1.82)	$0.20
Pro forma	$(1.48)	$(1.90)	$0.14

        The weighted average fair values at the date of grant for the Company options granted to employees were $7.40, $12.75 and $8.40 during 2001, 2000 and 1999, respectively. Such amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2000	1999
Expected dividend yield	—	—	—
Expected volatility	68.7%	48.9%	48.0%
Risk-free interest rate	4.1%	5.1%	6.4%
Expected holding period — years	3	4	4

        Presented below is a summary of the status of outstanding Company stock options issued to employees, options issued in the Merger and related transactions (shares in thousands):

	Shares	Weighted Average Exercise Price
Company options held by employees at January 1, 1999	7,284	$8.72
Options granted in Merger	14,583	$15.78
Granted to employees	11,341	$19.38
Exercised	(3,198)	$11.57
Forfeited/expired	(1,308)	$17.55

Company options held by employees at December 31, 1999	28,702	$15.81

Granted to employees	6,409	$30.84
Exercised	(4,745)	$14.17
Forfeited/expired	(3,607)	$22.74

Company options held by Employees at December 31, 2000	26,759	$18.54

Granted to employees	14,207	$15.96
Exercised	(2,266)	$9.52
Forfeited/expired	(4,931)	$23.09

Company options held by Employees at December 31, 2001	33,769	$17.40

        The following table summarizes the status of Company stock options outstanding and exercisable at December 31, 2001:

		Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life in Years
Range of Exercise Prices	Shares		Weighted Average Exercise Price	Shares	Exercise Price
	Shares in thousands
$1.44 to $9.645	9,115	8.60	$8.84	1,753	$5.47
$9.90 to $16.7813	11,143	6.89	$15.43	6,062	$14.58
$17.50 to $24.9375	8,610	8.25	$21.56	2,626	$20.28
$24.97 to $38.1875	4,901	8.15	$30.51	1,145	$31.38

Total	33,769	7.88	$17.40	11,586	$16.15

        Restricted stock awards during 2001, 2000 and 1999 were 65,000 shares, 362,184 shares and 739,250 shares, respectively. The weighted average market value of the shares on the grant date were $24.41 in 2001, $25.54 in 2000, and $17.37 in 1999, respectively. Restricted stock awards generally vest within one to five years. Total compensation expense for restricted stock awards during 2001, 2000 and 1999 was $6.1 million, $3.8 million and $5.1 million, respectively.

        In January 1999, the Company announced stock option grants to each of its then existing employees (approximately 3,500). According to the terms of this program, stock option grant recipients remaining with the Company until January 2002 can exercise their options to purchase up to 500 common shares each at an exercise price of $16.75. This plan also includes a provision for option grants to employees hired after the January 1999 grant date, in smaller amounts and at an exercise price based on the month of hire (e.g., employees hired during 2001 receive options to purchase up to 300 common shares of the Company). Grant recipients must exercise their options by January 2009. The Company does not expect a significant amount of dilution as a result of this grant.

        In December 2001, the Company announced an additional stock option grant to a majority of its management employees. Each eligible employee was granted 300 options to purchase common shares at an exercise price of $9.645. The options vest over a period of three years and expire ten years from the date of grant. The Company does not expect a significant amount of dilution as a result of this grant.

13. Discontinued Operations

        On May 23, 2000, the Company completed the sale of its Cincinnati Bell Supply ("CBS") subsidiary. Accordingly, the net income, net assets and net cash flows of CBS have been reported as "discontinued operations" in the 2000 and 1999 financial statements.

        Summarized financial information for the discontinued operations is as follows:

	Year ended December 31,
	2000	1999
	($ in millions)
Results of Operations
Revenue	$13.1	$29.1
Income (loss) before income taxes	(0.9)	5.4
Income tax provision (benefit)	(0.4)	2.0

Income (loss) from operations	(0.5)	3.4
Gain on sale of discontinued operations, net of tax	0.7	—

Net income	$0.2	$3.4
Financial Position
Current assets	$0.5	$10.4
Total assets	0.5	11.0
Current liabilities	0.1	3.0
Total liabilities	0.1	3.1
Net assets of discontinued operations	$0.4	$7.9

        The Company incurred costs for product purchases from CBS of $0.9 million and $7.9 million in 2000 and 1999, respectively. The effective tax rates for discontinued operations in 2000 and 1999 were 44% and 37%, respectively.

14. Additional Financial Information

Balance Sheet

	Year ended December 31
	2001	2000	Depreciable Lives (Years)
	($ in millions)
Property, plant and equipment:
Land and rights of way	$159.3	$157.6	20 - Indefinite
Buildings and leasehold improvements	393.0	403.7	2 - 40
Telephone plant	1,962.3	1,839.7	3 - 29
Transmission facilities	2,163.3	1,587.4	2 - 20
Furniture, fixtures, vehicles, and other	205.5	150.9	8 - 20
Construction in process	257.1	509.1	—

Subtotal	5,140.5	4,648.4
Less: Accumulated depreciation	(2,081.0)	(1,669.4)

Property, plant and equipment, net*	$3,059.5	$2,979.0

	Year ended December 31
	2001	2000	Amortization Lives (Years)
	($ in millions)
Other intangibles:
Assembled workforce	24.0	24.0	2 - 4
Installed customer base	399.0	399.0	2 - 20
Other intangibles	56.6	58.7	2 - 40

Subtotal	479.6	481.7
Less: Accumulated amortization	(83.3)	(43.8)

Other intangibles, net	$396.3	$437.9

Other current liabilities:
Accrued payroll and benefits	$31.6	$48.9
Accrued interest	12.2	21.2
Accrued restructuring costs	78.8	6.5
Accrued cost of service	58.2	67.6
Other current liabilities	101.7	134.2

Total	$282.5	$278.4

Accumulated other comprehensive income (loss):
Unrealized gain on investments	$—	$85.9
Unrealized loss on interest rate swaps	(7.4)	—
Additional minimum pension liability	(3.3)	(3.2)

Total	$(10.7)	$82.7

Statement of Cash Flows

	Year ended December 31
	2001	2000	1999
	($ in millions)
Cash paid (received) for:
Interest (net of amount capitalized)	$142.6	$124.9	$53.8
Income taxes (net of refunds)	$(17.9)	$(36.6)	$40.2
Noncash investing and financing activities:
Common stock, warrants and options issued in purchase of business	$—	$—	$1,909.0
Preferred stock dividends	$—	$—	$12.0
Accretion of 12 1/2% exchangeable preferred stock	$3.2	$4.1	$2.4

*
Includes $37.4 and $40.3, respectively, of assets accounted for as capital leases, net of accumulated depreciation of $40.7 and $25.5, respectively, included in "Buildings and leasehold improvements," "Telephone plant," "Transmission facilities," and "Furniture, fixtures, vehicles and other."

15. Business Segment Information

        The Company is organized on the basis of products and services. The Company's segments are strategic business units that offer distinct products and services and are aligned with specific subsidiaries of the Company. The Company operates in the four business segments described below.

        The Broadband segment provides data and voice communication services nationwide. These services are provided over approximately 18,500 route miles of fiber-optic transmission facilities. Broadband segment revenue is generated by broadband transport through private line and indefeasible right of use ("IRU") agreements, Internet services utilizing technology based on Internet protocol ("IP"), and switched voice services provided to both wholesale and retail customers. The Broadband segment also offers data collocation, information technology consulting ("IT consulting"), network construction and other services. These services are offered nationally through the Company's Broadwing Communications Inc. subsidiary. As further discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company announced its intention to exit the network construction business through the November 2001 restructuring.

        The Local segment provides local telephone service, network access, high-speed Internet access, data transport services and switched long-distance, as well as other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. This market consists of approximately 2,400 square miles located within a 25-mile radius of Cincinnati, Ohio. Services are provided through the Company's Cincinnati Bell Telephone ("CBT") subsidiary.

        The Wireless segment includes the operations of the Cincinnati Bell Wireless LLC ("CBW") subsidiary, a venture in which the Company owns 80.1% and AT&T Wireless Services Inc. ("AWS") owns the remaining 19.9%. This segment provides advanced digital personal communications and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas.

        The Other segment combines the operations of Cincinnati Bell Any Distance ("CBAD"), Cincinnati Bell Directory ("CBD"), ZoomTown.com ("ZoomTown") and Cincinnati Bell Public Communications Inc. ("Public"). CBAD resells voice long-distance service, CBD publishes Yellow Pages directories, ZoomTown provides web hosting and Internet-based services and Public provides public payphone services. As further discussed in Note 3 of the Notes to Consolidated Financial

Statements, ZoomTown's managed web hosting activities will be merged into Broadwing Communications subsequent to January 1, 2002, and, going forward, will be reported in the Broadband segment. ZoomTown's DSL and internet operations will be assumed by CBT subsequent to December 31, 2001. In addition, in February 2002, the Company announced its decision to divest a substantial portion of CBD. The sale of CBD closed on March 8, 2002.

        The Company evaluates performance of its segments based on EBITDA. EBITDA represents net income (loss) from continuing operations before interest, income tax expense (benefit), depreciation, amortization, restructuring and other charges (credits), minority interest expense (income), equity loss in unconsolidated entities, loss (gain) on investments, other expense (income), extraordinary items and the effect of changes in accounting principles. EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies. The Company has presented certain information regarding EBITDA because the Company believes that EBITDA is generally accepted as providing useful information regarding a company's ability to service and incur debt.

        The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, i.e., at current market prices. The accounting policies of the business segments are the same as those described in Description of Business and Accounting Policies (see Note 1 of the

Notes to Consolidated Financial Statements). Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.

	Year Ended December 31,
	2001	2000	1999
	($ in millions)
Revenue
Broadband	$1,190.3	$999.7	$174.6
Local	833.2	793.9	739.9
Wireless	248.0	180.0	91.4
Other	166.3	142.2	109.3
Intersegment	(87.3)	(65.7)	(13.2)

Total Revenue	$2,350.5	$2,050.1	$1,102.0

Intersegment Revenue
Broadband	$54.0	$34.1	$—
Local	32.0	30.2	12.6
Wireless	0.9	1.0	—
Other	0.4	0.4	0.6

Total Intersegment Revenue	$87.3	$65.7	$13.2

EBITDA
Broadband	$110.0	$81.4	$1.9
Local	422.8	392.5	319.6
Wireless	66.0	18.5	(25.6)
Other	26.6	3.6	24.4
Corporate and Eliminations	0.1	2.0	10.2

Total EBITDA	$625.5	$498.0	$330.5

Assets
Broadband	$4,961.9	$5,000.3	$5,166.0
Local	787.8	825.0	777.2
Wireless	382.8	356.2	268.4
Other	110.4	85.0	58.6
Corporate and Eliminations	69.1	211.1	235.2

Total Assets	$6,312.0	$6,477.6	$6,505.4

Capital Additions
Broadband	$460.7	$591.7	$166.1
Local	117.3	151.9	152.1
Wireless	52.0	84.2	55.9
Other	17.4	14.9	7.1
Corporate and Eliminations	1.1	1.2	—

Total Capital Additions	$648.5	$843.9	$381.2

Depreciation and Amortization
Broadband	$379.5	$305.8	$52.6
Local	136.9	122.9	113.0
Wireless	28.2	21.2	14.3
Other	10.0	9.6	1.0
Corporate and Eliminations	0.3	0.2	—

Total Depreciation and Amortization	$554.9	$459.7	$180.9

16. Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate, where practicable, the fair value of each class of financial instruments:

        Cash and cash equivalents, and short-term debt — The carrying amount approximates fair value because of the short-term maturity of these instruments.

        Accounts receivable and accounts payable — The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate fair value.

        Marketable securities — The fair values of marketable securities are based on quoted market prices.

        Long-term debt — The fair value is estimated based on year-end closing market prices of the Company's debt and of similar liabilities. The carrying amounts at December 31, 2001 and 2000 were $2,665 million and $2,465 million, respectively. The estimated fair values at December 31, 2001 and 2000 were $2,449 million and $2,374 million, respectively. Long-term debt at December 31, 2000 also includes the forward sale of six million shares of PSINet common stock, as further described in Note 6 of the Notes to Consolidated Financial Statements, and settled during the first quarter of 2001. The Company adjusted the carrying amount of this liability based on its settlement value. The carrying amount of this obligation at December 31, 2000 was $3 million.

        Convertible preferred stock — The fair value of the 12 1/2% Exchangeable Preferred Stock at December 31, 2001 and 2000, respectively, was $245 million and $379 million, based on the trading value of this item on those dates.

        Interest rate risk management — The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company continuously monitors the ratio of variable to fixed interest rate debt to maximize its total return. As of December 31, 2001, approximately 32% of debt was fixed-rate debt and approximately 68% were bank loans with variable interest rates. A further discussion of the Company's interest rate risk management policies can be found in Item 7A, "Qualitative and Quantitative Disclosures about Market Risk" on page 40 of this Report on Form 10-K.

17. Supplemental Guarantor Information

        CBT, a wholly owned subsidiary of the Parent Company, has debt outstanding that is guaranteed by the Parent Company. Substantially all of the Parent Company's income and cash flow is generated by its subsidiaries. Generally, funds necessary to meet the Parent Company's debt service obligations are provided by distributions or advances from its subsidiaries.

        The following information sets forth the condensed consolidating balance sheets of the Company as of December 31, 2001 and 2000 and the condensed consolidating statements of operations and cash flows for the three years then ended:

Condensed Consolidating Statements of Operations

	For the year ended December 31, 2001
	Parent	CBT	Other	Eliminations	Total
	($ in millions)
Revenue	$—	$833.2	$1,604.6	$(87.3)	$2,350.5
Operating costs and expenses	7.2	557.8	2,044.1	(87.3)	2,521.8

Operating income	(7.2)	275.4	(439.5)	—	(171.3)
Equity in earnings (loss) of subsidiaries	(187.7)	—	—	187.7	—
Interest expense	163.0	22.7	85.0	(102.6)	168.1
Other expense (income), net	(54.6)	(0.5)	(20.5)	102.6	27.0

Income (loss) before income taxes, extraordinary items and cumulative effect of change in accounting principle	(303.3)	253.2	(504.0)	187.7	(366.4)
Income tax provision (benefit)	(17.1)	89.6	(152.7)	—	(80.2)

Income (loss) from continuing operations before extraordinary items and cumulative effect of change in accounting principle	(286.2)	163.6	(351.3)	187.7	(286.2)
Income from discontinued operations, net	—	—	—	—	—
Extraordinary item, net of tax	—	—	—	—	—
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—

Net income (loss)	$(286.2)	$163.6	$(351.3)	$187.7	$(286.2)

	For the year ended December 31, 2000
	Parent	CBT	Other	Eliminations	Total
	($ in millions)
Revenue	$—	$793.9	$1,321.9	$(65.7)	$2,050.1
Operating costs and expenses	(1.4)	524.2	1,554.8	(66.6)	2,011.0

Operating income	1.4	269.7	(232.9)	0.9	39.1
Equity in earnings (loss) of subsidiaries	(296.4)	—	—	296.4	—
Interest expense	153.7	22.0	92.8	(104.9)	163.6
Other expense (income), net	(57.8)	0.4	369.0	106.0	417.6

Income (loss) before income taxes, extraordinary items and cumulative effect of change in accounting principle	(390.9)	247.3	(694.7)	296.2	(542.1)
Income tax provision (benefit)	(13.8)	86.6	(238.4)	—	(165.6)

Income (loss) from continuing operations before extraordinary items and cumulative effect of change in accounting principle	(377.1)	160.7	(456.3)	296.2	(376.5)
Income from discontinued operations, net	—	—	—	0.2	0.2
Extraordinary item, net of tax	—	—	—	—	—
Cumulative effect of a change in accounting principle, net of tax	—	(0.8)	—	—	(0.8)

Net income (loss)	$(377.1)	$159.9	$(456.3)	$296.4	$(377.1)

	For the year ended December 31, 1999
	Parent	CBT	Other	Eliminations	Total
	($ in millions)
Revenue	$—	$739.9	$375.3	$(13.2)	$1,102.0
Operating costs and expenses	(5.6)	534.3	447.7	(13.1)	963.3

Operating income	5.6	205.6	(72.4)	(0.1)	138.7
Equity in earnings (loss) of subsidiaries	55.1	—	—	(55.1)	—
Interest expense	35.8	22.8	22.0	(19.0)	61.6
Other expense (income), net	1.1	(1.0)	(8.2)	19.3	11.2

Income (loss) before income taxes, extraordinary items and cumulative effect of change in accounting principle	23.8	183.8	(86.2)	(55.5)	65.9
Income tax provision (benefit)	(7.6)	64.8	(25.9)	—	31.3

Income (loss) from continuing operations before extraordinary items and cumulative effect of change in accounting principle	31.4	119.0	(60.3)	(55.5)	34.6
Income from discontinued operations, net	—	—	—	3.4	3.4
Extraordinary item, net of tax	—	—	(6.6)	—	(6.6)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—

Net income (loss)	$31.4	$119.0	$(66.9)	$(52.1)	$31.4

Condensed Consolidating Balance Sheets

	December 31, 2001
	Parent	CBT	Other	Eliminations	Total
	($ in millions)
Cash and cash equivalents	$17.3	$—	$12.7	$—	$30.0
Receivables, net	—	100.2	220.5	—	320.7
Other current assets	6.3	42.2	68.2	2.5	119.2
Intercompany receivables — current	—	23.1	—	(23.1)	—

Total current assets	23.6	165.5	301.4	(20.6)	469.9
Property, plant and equipment, net	2.1	614.4	2,443.0	—	3,059.5
Goodwill and other intangibles, net	0.7	—	2,444.2	—	2,444.9
Investments in subsidiaries and other entities	2,158.2	—	15.3	(2,157.2)	16.3
Other noncurrent assets	117.6	7.9	251.2	(55.3)	321.4
Intercompany receivables — noncurrent	1,783.0	—	—	(1,783.0)	—
Net assets from discontinued operations	—	—	—	—	—

Total assets	$4,085.2	$787.8	$5,455.1	$(4,016.1)	$6,312.0

Short-term debt	$118.8	$28.0	$3.2	$—	$150.0
Accounts payable	1.9	49.2	138.8	—	189.9
Other current liabilities	36.6	89.3	445.4	9.2	580.5
Intercompany payables — current	—	—	—	—	—

Total current liabilities	157.3	166.5	587.4	9.2	920.4
Long-term debt, less current portion	2,306.3	304.2	91.5	—	2,702.0
Other noncurrent liabilities	89.4	60.7	487.3	(61.9)	575.5
Intercompany payables — noncurrent	—	—	1,806.2	(1,806.2)	—

Total liabilities	2,553.0	531.4	2,972.4	(1,858.9)	4,197.9
Minority interest	—	—	17.8	417.9	435.7
Mezzanine financing	—	—	417.9	(417.9)	—
Shareowners' equity	1,532.2	256.4	2,047.0	(2,157.2)	1,678.4

Total liabilities and shareowners' equity	$4,085.2	$787.8	$5,455.1	$(4,016.1)	$6,312.0

	December 31, 2000
	Parent	CBT	Other	Eliminations	Total
	($ in millions)
Cash and cash equivalents	$5.8	$—	$32.1	$—	$37.9
Receivables, net	—	101.4	229.2	—	330.6
Other current assets	5.5	50.6	40.6	(2.5)	94.2
Intercompany receivables — current	—	—	—	—	—

Total current assets	11.3	152.0	301.9	(2.5)	462.7
Property, plant and equipment, net	1.3	632.2	2,345.5	—	2,979.0
Goodwill and other intangibles, net	1.1	—	2,558.3	—	2,559.4
Investments in subsidiaries and other entities	2,874.8	—	253.2	(2,873.1)	254.9
Other noncurrent assets	102.9	40.8	155.8	(78.3)	221.2
Intercompany receivables — noncurrent	1,429.6	—	—	(1,429.6)	0.0
Net assets from discontinued operations	—	—	—	0.4	0.4

Total assets	$4,421.0	$825.0	$5,614.7	$(4,383.1)	$6,477.6

Short-term debt	$—	$5.7	$8.3	$—	$14.0
Accounts payable	9.0	45.9	201.6	—	256.5
Other current liabilities	42.0	91.3	311.4	12.1	456.8
Intercompany payables — current	—	31.1	—	(31.1)	—

Total current liabilities	51.0	174.0	521.3	(19.0)	727.3
Long-term debt, less current portion	2,128.8	324.2	54.0	—	2,507.0
Other noncurrent liabilities	74.5	69.8	736.7	(93.0)	788.0
Intercompany payables — noncurrent	—	—	1,377.7	(1,377.7)	—

Total liabilities	2,254.3	568.0	2,689.7	(1,489.7)	4,022.3
Minority interest	423.6	—	10.2	—	433.8
Mezzanine financing	—	—	423.6	(423.6)	—
Shareowners' equity	1,743.1	257.0	2,491.2	(2,469.8)	2,021.5

Total liabilities and shareowners' equity	$4,421.0	$825.0	$5,614.7	$(4,383.1)	$6,477.6

Condensed Consolidating Statements of Cash Flows

	For the year ended December 31, 2001
	Parent	CBT	Other	Eliminations	Total
	($ in millions)
Cash flows from operating activities	$(8.0)	$333.6	$(66.5)	$—	$259.1

Capital expenditures	(1.1)	(117.3)	(530.1)	—	(648.5)
Other investing activities	—	—	113.9	—	113.9

Cash flows from investing activities	(1.1)	(117.3)	(416.2)	—	(534.6)

Issuance of long-term debt/(capital contributions)	210.9	(218.7)	515.8	—	508.0
Repayment of long-term debt	(200.1)	—	(3.2)	—	(203.3)
Short-term borrowings and capital leases, net	0.4	2.4	—	(0.4)	2.4
Issuance of common shares — exercise of stock options	22.5	—	—	—	22.5
Other financing activities	(13.1)	—	(49.3)	—	(62.4)

Cash flows from financing activities	20.6	(216.3)	463.3	(0.4)	267.2

Cash flows from discontinued operations	—	—	—	0.4	0.4

Increase (decrease) in cash and cash equivalents	11.5	—	(19.4)	—	(7.9)
Beginning cash and cash equivalents	5.8	—	32.1	—	37.9

Ending cash and cash equivalents	$17.3	$—	$12.7	$—	$30.0

	For the year ended December 31, 2000
	Parent	CBT	Other	Eliminations	Total
	($ in millions)
Cash flows from operating activities	$(45.2)	$302.5	$8.0	$66.9	$332.2

Capital expenditures	(1.3)	(151.8)	(690.8)	—	(843.9)
Other investing activities	0.3	—	(19.8)	—	(19.5)

Cash flows from investing activities	(1.0)	(151.8)	(710.6)	—	(863.4)

Issuance of long-term debt/(capital contributions)	(33.9)	(150.7)	1,143.2	(74.6)	884.0
Repayment of long-term debt	—	—	(404.0)	—	(404.0)
Short-term borrowings and capital leases, net	9.6	—	(11.5)	—	(1.9)
Issuance of common shares — exercise of stock options
Other financing activities	51.7	—	(49.2)	—	2.5

Cash flows from financing activities	27.4	(150.7)	678.5	(74.6)	480.6

Cash flows from discontinued operations	—	—	—	7.7	7.7

Increase (decrease) in cash and cash equivalents	(18.8)	—	(24.1)	—	(42.9)
Beginning cash and cash equivalents	24.6	—	56.2	—	80.8

Ending cash and cash equivalents	$5.8	$—	$32.1	$—	$37.9

	For the year ended December 31, 1999
	Parent	CBT	Other	Eliminations	Total
	($ in millions)
Cash flows from operating activities	$(75.2)	$240.7	$64.3	$84.7	$314.5

Capital expenditures	—	(152.2)	(229.0)	—	(381.2)
Other investing activities	(314.9)	—	55.1	—	(259.8)

Cash flows from investing activities	(314.9)	(152.2)	(173.9)	—	(641.0)

Issuance of long-term debt/(capital contributions)	962.7	(88.5)	551.4	(250.6)	1,175.0
Repayment of long-term debt	—	—	(387.1)	165.9	(221.2)
Short-term borrowings and capital leases, net	(371.4)	—	—	—	(371.4)
Issuance of common shares — exercise of stock options
Other financing activities	(185.2)	—	—	—	(185.2)

Cash flows from financing activities	406.1	(88.5)	164.3	(84.7)	397.2

Cash flows from discontinued operations	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	16.0	—	54.7	—	70.7
Beginning cash and cash equivalents	8.6	—	1.5	—	10.1

Ending cash and cash equivalents	$24.6	$—	$56.2	$—	$80.8

18. Quarterly Financial Information (Unaudited)

	2001
	First	Second	Third	Fourth	Total
	($ in millions except per common share amounts)
Revenue	$578.3	$608.0	$597.9	$566.3	$2,350.5
Operating income	17.5	26.9	22.2	(237.9)	(171.3)
Loss from:
Continuing operations before extraordinary item and cumulative effect of change in accounting principle	(34.0)	(28.7)	(27.9)	(195.6)	(286.2)
Net loss	$(34.0)	$(28.7)	$(27.9)	$(195.6)	$(286.2)
Basic and diluted earnings per common share	$(0.17)	$(0.14)	$(0.14)	$(0.91)	$(1.36)
EBITDA	$154.7	$162.0	$165.6	$143.2	$625.5
	2000
	First	Second	Third	Fourth	Total
	($ in millions except per common share amounts)
Revenue	$460.2	$497.8	$531.2	$560.9	$2,050.1
Operating income	(25.6)	20.7	20.1	24.0	39.1
Loss from:
Continuing operations before extraordinary item and cumulative effect of change in accounting principle	(55.6)	(29.5)	(23.4)	(267.8)	(376.5)
Discontinued operations	0.1	0.2	0.1	(0.3)	0.2
Extraordinary item and cumulative effect of change in accounting principle	(0.8)	—	—	—	(0.8)
Net loss	$(56.3)	$(29.3)	$(23.3)	$(268.1)	$(377.1)
Basic and diluted earnings per common share	$(0.28)	$(0.15)	$(0.12)	$(1.26)	$(1.82)
EBITDA	$85.0	$129.7	$137.3	$146.0	$498.0

        In the first quarter of 2000, the Company incurred a charge of $0.8 million, net of tax, associated with the adoption of SAB 101 and presented as a cumulative effect of change in accounting principle (further described in Note 1 of the Notes to Consolidated Financial Statements). Revenue and

expenses appearing in the above table have been restated to reflect the adoption of SAB 101 on January 1, 2000.

        In the fourth quarter of 2000, the Company incurred a pretax charge of $405 million in order to write down its portfolio of minority equity investments to market value at December 31, 2000. The Company also recognized approximately $17 million in pretax gains resulting from the liquidation of the Company's investment in PurchasePro.com. The net effect of these investment losses reduced earnings per share by $1.08 in the fourth quarter.

        In the fourth quarter of 2001, the Company incurred a pretax charge included in operating income of $232 million related to restructuring activities and asset impairments. The net effect of these restructuring charges reduced earnings per share by $0.69 in the fourth quarter.

19. Commitments and Contingencies

Lease Commitments

        The Company leases certain facilities and equipment used in its operations. Total rental expenses were approximately $42 million, $32 million and $23 million in 2001, 2000 and 1999, respectively.

        At December 31, 2001, the total minimum annual rental commitments, excluding interest, under noncancelable leases are as follows:

	Operating Leases	Capital Leases
	($ in millions)
2002	$42.1	$11.2
2003	37.8	8.4
2004	33.8	5.4
2005	26.5	3.1
2006	19.2	2.3
Thereafter	85.0	18.3

Total	$244.4	$48.7

Commitments

        The Company's Broadwing Communications subsidiary entered into a purchase commitment with Corvis Corporation, a Columbia, Maryland-based manufacturer of optical network equipment. The agreement specifies that the Company will purchase $200 million in optical network equipment from Corvis Corporation over a two-year period beginning in July 2000. As of December 31, 2001, the Company had satisfied $180 million of this purchase commitment. In 2000, the Company also entered into a separate agreement giving it the right to purchase at fair value $30 million of Series H preferred stock at $80.53 per share and $5 million of the common stock of Corvis at the initial public offering price. The Company subsequently exercised these rights during the second and third quarters of 2000. The established prices for these Corvis equity purchases reflect the contemporaneous fair value of the equity, as evidenced by independent third party investor purchases of this equity in the same timeframe.

        In 2001, the Company's Broadwing Communications subsidiary entered into two separate agreements with Teleglobe Inc. ("Teleglobe"), a Reston, Virginia-based telecommunications company. One agreement states that the Company will sell Teleglobe $180 million of IRU services over three years. The second agreement states that over four years the Company would purchase $90 million of services and equipment from Teleglobe. Purchases under this commitment will primarily consist of international voice and data services and will be expensed as incurred. The remaining commitment will be satisfied through the purchase of equipment and collocation services. As of December 31, 2001, the Company had satisfied $25 million of its commitment to Teleglobe.

        In 2001 and 2000, the Company's Broadwing Communications subsidiary entered into agreements with two vendors to provide bundled internet access to the Company's customers based on a monthly maintenance fee. As of December 31, 2001, Broadwing Communications has committed to purchase approximately $76 million bundled internet access over three years from these vendors. These services were previously purchased from other vendors on a usage basis.

        The Company's Broadwing Communications subsidiary has committed to expenditures of approximately $32 million in order to satisfy the contractual commitments with respect to its network construction projects.

Contingencies

        In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. However, the Company believes that the resolution of such matters for amounts in excess of those accounted for in the consolidated financial statements would not likely have a materially adverse effect on the Company's financial condition.

        A total of 26 Equal Employment Opportunity Commission ("EEOC") charges were filed beginning in September 1999 by Broadwing Telecommunications Inc. employees located in the Houston office (formerly Coastal Telephone, acquired by IXC in May 1999) alleging sexual harassment, race discrimination and retaliation. After completing its internal investigation of the charges and cooperating fully with the EEOC, the Company and the complainants participated in a voluntary mediation proceeding conducted by the EEOC. Through the mediation process in 2000 and 2001, the Company was able to reach settlement with all 26 complainants for immaterial amounts. The Company also entered into a Conciliation Agreement with the EEOC. As this matter has now concluded with no further material exposure seen for the Company, this item will no longer appear in future Company reports unless circumstances change.

20. Subsequent Events

        In February 2002, the Company announced an agreement to sell 97.5% of its Cincinnati Bell Directory ("CBD") subsidiary to a group of investors for $345 million in cash. The Company will maintain a 2.5% minority interest in the new company and will account for its investment in that company as a cost-based investment under the provisions of SFAS 115. The Company closed the sale of CBD on March 8, 2002.

        In February 2002, the Company's corporate credit rating was downgraded by Moody's Investors Service to Ba3 from its previous level of Ba1. In March 2002, the Company's corporate credit rating was downgraded by Standard and Poor's and Fitch Rating Service to BB from its previous level of BB+. These downgrades will result in additional cash interest expense of 50 basis points on up to $1.65 billion of the Company's $2.3 billion credit facility, thereby increasing interest expense by $6 million to $8 million annually. In the past, the credit facility was secured only by a pledge of the stock certificates of certain subsidiaries of the Company. Upon the downgrades, the Company became obligated to provide certain subsidiary guarantees and liens on the assets of the Company and certain subsidiaries in addition to the stock certificates of the subsidiaries.

        In March 2002, the Company obtained an amendment to its $2.3 billion credit facility to allow for the sale of CBD, exclude charges related to SFAS 142, increase its ability to incur additional indebtedness and amend certain defined terms.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during the period covered by this report.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item regarding directors of Broadwing Inc. can be found in the Proxy Statement for the Company's 2002 Annual Meeting of Shareholders, dated March 22, 2002, and incorporated herein by reference.

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

Items 11 and 12. Executive Compensation and Security Ownership of Certain Beneficial Owners and Management

        The information required by these items can be found in the Proxy Statement for the Company's 2002 Annual Meeting of Shareholders dated March 22, 2002 and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Not Applicable.

Item 14. Exhibits and Reports on Form 8-K.

Exhibits

        Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION
(3)(a)	Amended Articles of Incorporation of Broadwing Inc. (Exhibit (3)(a) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).
(3)(b)	Amended Regulations of the registrant. (Exhibit 3.2 to Registration Statement No. 2-96054).
(4)(a)	Provisions of the Amended Articles of Incorporation and the Amended Regulations of the registrant which define the rights of holders of Common Shares and the Preferred Shares are incorporated by reference to such Amended Articles filed as Exhibit (3)(a) hereto and such Amended Regulations filed as Exhibit (3)(b) hereto.
(4)(b)(i)	Rights Agreement dated as of April 29, 1997, between the Company and The Fifth Third Bank which includes the form of Certificate of Amendment to the Amended Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on May 1, 1997).

(4)(b)(ii)	Amendment No. 1 to the Rights Agreement dated as of July 20, 1999, between the Company and The Fifth Third Bank (Exhibit 1 to Amendment No. 1 of the Company's Registration Statement on Form 8-A filed on August 6, 1999).
(4)(b)(iii)	Amendment No. 2 to the Rights Agreement dated as of November 2, 1999, between the Company and The Fifth Third Bank (Exhibit 1 to Amendment No. 2 of the Company's Registration Statement on Form 8-A filed on November 8, 1999).
(4)(c)(i)	Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023. (Exhibit 4-A to Form 8-K, date of report July 12, 1993, File No. 1-8519).
(4)(c)(ii)	Indenture dated August 1, 1962, between Cincinnati Bell Telephone Company and Bank of New York, Trustee (formerly, The Central Trust Company was trustee), in connection with $20,000,000 of Cincinnati Bell Telephone Company Forty Year 4 3/8% Debentures, Due August 1, 2002. (Exhibit 4(c)(iii) to Form 10-K for 1992, File No. 1-8519).
(4)(c)(iii)	Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report October 27, 1993, File No. 1-8519).
(4)(c)(iv)	Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report November 30, 1998, File No. 1-8519).
(4)(c)(v)	Investment Agreement dated as of July 21, 1999, among Cincinnati Bell, Oak Hill Capital Partners L.P. and certain related parties of Oak Hill (Exhibit 4.9 to Form S-4 filed on September 13, 1999, File No. 1-8519).
(4)(c)(vi)	Indenture dated as of July 21, 1999 among Cincinnati Bell Inc., and The Bank of New York, as Trustee (Exhibit 4.10 to Form S-3 filed on November 10, 1999, File No. (8519).)
(4)(c)(vii)	No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.
(10)(i)(1)	Credit Agreement dated as of November 9, 1999, amended and restated as of January 12, 2000, and amended as of March 1, 2002 among Cincinnati Bell and IXCS as the Borrowers, Cincinnati Bell as Parent Guarantor, the Initial Lenders, Initial Issuing Banks and Swing Line Banks named herein, Bank of America, N.A., as Syndication Agent, Citicorp USA, Inc., as Administrative Agent, Credit Suisse First Boston and The Bank of New York, as Co-Documentation Agents, PNC Bank, N.A., as Agent and Salomon Smith Barney Inc. and Banc of America Securities LLC, as Joint Lead Arrangers. (original agreement filed as Exhibit 10.1 to Form 8-K, date of report November 12, 1999, File No. 1-8519).
(10)(i)(2)+	Asset Purchase Agreement by and among Broadwing Inc., Cincinnati Bell Directory Inc. and CBD Media, Inc. dated as of February 4, 2002.

(10)(iii)(A)(1)*	Short Term Incentive Plan of Broadwing Inc., as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).
(10)(iii)(A)(2)*	Broadwing Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(3) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).
(10)(iii)(A)(3)(i)*	Broadwing Inc. Pension Program, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).
(10)(iii)(A)(3)(ii)*	Cincinnati Bell Pension Program, as amended and restated effective March 3, 1997. (Exhibit (10)(iii)(A)(3)(ii) to Form 10-K for 1997, File No. 1-8519).
(10)(iii)(A)(4)*	Broadwing Inc. Executive Deferred Compensation Plan, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(5) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).
(10)(iii)(A)(5)*	Broadwing Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).
(10)(iii)(A)(6)*	Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective February 1, 1999. (Exhibit (10)(iii)(A)(15) to Form 10-K for 1998, File No. 1-8519).
(10)(iii)(A)(7)*	Cincinnati Bell Inc. 1989 Stock Option Plan. (Exhibit (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).
(10)(iii)(A)(8)*	Employment Agreement dated January 1, 1999 between the Company and Richard G. Ellenberger. (Exhibit (10)(iii)(A)(9) to Form 10-K for 1998, File No. 1-8519).
(10)(iii)(A)(9)*	Employment Agreement effective January 1, 1999 between the Company and Kevin W. Mooney. (Exhibit (10)(iii)(A)(ii) to Form 10-K for 1998, File No. 1-8519).
(10)(iii)(A)(10)*+	Employment Agreement dated December 4, 2001 between the Company and Michael W. Callaghan.
(10)(iii)(A)(11)*	Employment Agreement effective April 9, 1999 between the Company and Richard S. Pontin. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8519).

(10)(iii)(A)(12)*	Employment Agreement dated January 1, 1999 between the Company and John F. Cassidy. (Exhibit (10)(iii)(A)(8) to Form 10-K for 1999, File No. 1-8519).
(10)(iii)(A)(13)*	Employment Agreement effective January 1, 2000 between the Company and Jeffrey C. Smith. (Exhibit (10)(iii)(A)(12) to Form 10-Q for the quarter ended March 31, 2001, File No. 1-8519)
(12)+	Ratio of Earnings to Fixed Charges.
(21)+	Subsidiaries of the Registrant.
(23)+	Consent of Independent Accountants.
(24)+	Powers of Attorney.

+
Filed herewith.

*
Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

        Upon request, the Company will furnish a copy of the Proxy Statement to its security holders without charge, portions of which are incorporated herein by reference. The Company will furnish any other exhibit at cost.

Reports on Form 8-K.

        Form 8-K, date of report February 11, 2002, reporting that the Company had entered into an Asset Purchase Agreement pursuant to which it had agreed to sell a substantial portion of its Cincinnati Bell Directory subsidiary. As a result of the sale, the Company revised its 2002 projections for revenue and earnings before interest, taxes, depreciation and amortization.

        Form 8-K, date of report December 14, 2001, reporting that the Company's lenders had approved an amendment to its Credit Agreement allowing the Company to exclude the effects of its November 2001 restructuring charge from the covenant calculations.

Schedule II

BROADWING INC.
VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

		Additions
	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts		Deductions		Balance At End of Period
Allowance for Doubtful Accounts
Year 2001	$49.0	$93.6	$—		$104.5		$38.1
Year 2000	$53.6	$67.3	$1.1	(a)	$73.0	(b)	$49.0
Year 1999	$12.0	$21.1	$51.6	(a)	$31.1	(b)	$53.6
Deferred Tax Valuation Allowance
Year 2001	$46.6	$38.4	$—		$—		$85.0
Year 2000	$17.1	$30.1	$—		$0.6	(d)	$46.6
Year 1999	$0.6	$—	$16.5	(c)	$—		$17.1

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

BROADWING INC.
March 11, 2002	By:	/s/ MARY E. MCCANN Mary E. McCann Senior Vice President, Corporate Finance

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
RICHARD G. ELLENBERGER* Richard G. Ellenberger	Principal Executive Officer; President, Chief Executive Officer and Chairman-Elect
LAWRENCE J. BOUMAN* Lawrence J. Bouman	Director
PHILLIP R. COX* Phillip R. Cox	Director
J. TAYLOR CRANDALL* J. Taylor Crandall	Director
WILLIAM A. FRIEDLANDER* William A. Friedlander	Director
KAREN M. HOGUET* Karen M. Hoguet	Director
JAMES D. KIGGEN* James D. Kiggen	Chairman of the Board and Director
DANIEL J. MEYER* Daniel J. Meyer	Director
MARY D. NELSON* Mary D. Nelson	Director

CARL REDFIELD* Carl Redfield	Director
DAVID B. SHARROCK* David B. Sharrock	Director
JOHN M. ZRNO* John M. Zrno	Director
*By:	/s/ RICHARD G. ELLENBERGER
	Richard G. Ellenberger as attorney-in-fact and on his behalf as Principle Executive Officer; President, Chief Executive Officer and Chairman-Elect	March 11, 2002

QuickLinks

TABLE OF CONTENTS
Part I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of the Security Holders
  Item 4A. Executive Officers of the Registrant
PART II
  Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Qualitative and Quantitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Schedules
  Report of Management
  Report of Independent Accountants
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Millions of Dollars, Except Per Share Amounts)
CONSOLIDATED BALANCE SHEETS (Millions of Dollars, Except Per Share Amounts)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Millions of Dollars)
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY (Millions of Dollars)
  Notes to Consolidated Financial Statements
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Items 11 and 12. Executive Compensation and Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Exhibits and Reports on Form 8-K.
Schedule II BROADWING INC. VALUATION AND QUALIFYING ACCOUNTS ($ in millions)
SIGNATURES