Form 10-Q
period 2002-03-31
BROADWING INC
filed 2002-05-15
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

At April 30, 2002, there were 218,826,599 common shares outstanding.

TABLE OF CONTENTS

PART I.  Financial Information

Form 10-Q Part I	Broadwing Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

($ in Millions, Except Per Common Share Amounts)

(Unaudited)

	Three Months Ended March 31,

	2002	2001
Revenue
Broadband	$269.0	$298.5
Local	209.7	205.0
Wireless	62.0	57.1
Other	19.5	18.0
Intersegment	(22.8)	(19.8)
Total revenue	537.4	558.8
Costs and Expenses
Cost of services and products (excluding depreciation of $94.2 and $89.0 included below)	264.6	272.4
Selling, general and administrative	125.8	142.2
Depreciation	115.3	99.2
Amortization	6.3	28.5
Restructuring	16.5	9.1
Total costs and expenses	528.5	551.4
Operating Income	8.9	7.4
Minority interest expense	14.2	12.7
Equity loss in unconsolidated entities	—	3.3
Interest expense	38.3	42.4
Gain on sale of investments	(0.6)	(2.8)
Other expense (income), net	(0.6)	0.8
Loss from continuing operations before income taxes	(42.4)	(49.0)
Income tax benefit	(8.9)	(8.6)
Loss from continuing operations	(33.5)	(40.4)
Income from discontinued operations, net of taxes of $119.8 and $3.5, respectively	217.8	6.4
Net Income (Loss)	184.3	(34.0)
Dividends and accretion applicable to preferred stock	2.6	2.6
Net Income (Loss) Applicable to Common Shareowners	$181.7	$(36.6)

Net Income (Loss)	$184.3	$(34.0)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swaps	2.8	—
Unrealized loss on investments	—	(86.5)
Unrealized gain on cash flow hedges	—	17.0
Total other comprehensive income (loss)	2.8	(69.5)
Comprehensive Income (Loss)	$187.1	$(103.5)

Basic and Diluted Income (Loss) Per Common Share
Loss from continuing operations applicable to common shareowners	$(0.17)	$(0.20)
Income from discontinued operations, net of taxes	1.00	0.03
Net Income (Loss)	$0.83	$(0.17)

Weighted Average Common Shares Outstanding (millions)
Basic and Diluted	218.2	216.4

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in Millions, Except Per Share Amounts)

	(Unaudited) March 31, 2002	December 31, 2001

Assets
Current assets
Cash and cash equivalents	$24.9	$30.0
Short-term investments	—	22.7
Receivables, net of allowances of $37.0 and $36.4	314.5	310.9
Materials and supplies	40.4	39.7
Deferred income tax benefits	17.2	16.7
Prepaid expenses and other current assets	25.9	30.0
Assets of discontinued operations	—	21.4
Total current assets	422.9	471.4

Property, plant and equipment, net of accumulated depreciation of $2,179.7 and $2,080.4	2,993.8	3,059.3
Goodwill	2,052.7	2,048.6
Other intangibles, net	383.7	396.3
Investments in other entities	19.8	16.3
Deferred income tax benefits	122.4	227.9
Other noncurrent assets	100.4	92.2
Total assets	$6,095.7	$6,312.0

Liabilities and Shareowners’ Equity

Current liabilities
Short-term debt	$36.2	$150.0
Accounts payable	138.5	189.9
Current portion of unearned revenue and customer deposits	178.0	178.3
Accrued taxes	110.8	110.9
Other current liabilities	244.8	281.2
Liabilities of discontinued operations	—	11.9
Total current liabilities	708.3	922.2

Long-term debt, less current portion	2,538.0	2,702.0
Unearned revenue, less current portion	391.9	415.9
Other noncurrent liabilities	153.6	157.8

Total liabilities	3,791.8	4,197.9

Minority interest	437.6	435.7

Commitments and contingencies	—	—

Shareowners’ Equity
6¾% Cumulative Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 3,105,000 depository shares issued and outstanding at March 31, 2002 and December 31, 2001	129.4	129.4

Common shares, $.01 par value; 480,000,000 shares authorized; 225,994,397 and 225,873,352 shares issued; 218,188,597 and 218,067,552 outstanding at March 31, 2002 and December 31, 2001	2.3	2.3
Additional paid-in capital	2,366.5	2,365.8
Accumulated deficit	(478.9)	(663.3)
Accumulated other comprehensive loss	(7.9)	(10.7)
Common shares in treasury, at cost: 7,805,800 shares at March 31, 2002 and December 31, 2001	(145.1)	(145.1)

Total shareowners’ equity	1,866.3	1,678.4

Total liabilities and shareowners’ equity	$6,095.7	$6,312.0

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in Millions)

(Unaudited)

	Three Months Ended March 31,

	2002	2001
Cash Flows from Operating Activities
Net income (loss)	$184.3	$(34.0)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from sale of discontinued operations	(328.3)	—
Depreciation	115.3	99.2
Amortization	6.3	28.5
Provision for loss on receivables	14.9	32.2
Noncash interest expense	10.0	9.1
Minority interest expense	14.2	12.7
Equity loss in unconsolidated entities	—	3.3
Gain on sale of investments	(0.6)	(2.8)
Deferred income tax benefit	(1.9)	(20.6)
Tax benefits from employee stock option plans	0.7	15.7
Other, net	—	2.4

Changes in operating assets and liabilities:
Increase in receivables	(18.8)	(65.6)
Decrease (increase) in prepaid expenses and other current assets	3.3	(1.0)
(Decrease) increase in accounts payable	(51.4)	0.6
Increase (decrease) in accrued and other current liabilities	74.0	(0.4)
Decrease in unearned revenue	(30.4)	(14.0)
Decrease (increase) in other assets and liabilities, net	0.3	(10.4)
Net cash provided by discontinued operations	(9.3)	(9.9)
Net cash provided by (used in) operating activities	(17.4)	45.0

Cash Flows from Investing Activities
Capital expenditures	(52.7)	(198.4)
Proceeds from sale of investments	23.3	24.8
Proceeds from sale of discontinued operations	345.0	—
Purchases of investments	—	(0.3)
Net cash provided by (used in) investing activities	315.6	(173.9)

Cash Flows from Financing Activities
Issuance of long-term debt	52.0	91.0
Repayment of long-term debt	(336.2)	(5.1)
Short-term borrowings (repayments), net	(1.7)	44.4
Debt issuance costs	(2.8)	—
Issuance of common shares - exercise of stock options	0.4	9.9
Minority interest and preferred stock dividends paid	(15.0)	(15.0)
Net cash (used in) provided by financing activities	(303.3)	125.2
Net decrease in cash and cash equivalents	(5.1)	(3.7)
Cash and cash equivalents at beginning of period	30.0	37.9
Cash and cash equivalents at end of period	$24.9	$34.2

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation and Accounting Policies

Basis of Presentation — The Condensed Consolidated Financial Statements of Broadwing Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period presented.

All adjustments are of a normal and recurring nature except for those outlined in Notes 2, 3 and 4 of the Notes to Condensed Consolidated Financial Statements.  Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.

The December 31, 2001 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

Use of Estimates — Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Revenue Recognition — The Company modified its revenue recognition policies on January 1, 2000, to be in conformity with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  Accordingly, service activation revenue is deferred and recognized over the appropriate service life for the associated service.  Local, wireless and broadband transport service revenue is billed monthly, in advance, with revenue being recognized when earned.  Revenue from product sales is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance.

Indefeasible right-of-use agreements, or “IRUs”, represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash.  The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance.  IRU and related maintenance revenue are included in the broadband transport category of the Broadband segment.

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

Unbilled Receivables — Unbilled receivables arise from local, broadband and wireless services rendered but not yet billed in addition to network construction revenue that is recognized under the percentage-of-completion method.  Network construction receivables are billable upon achievement of contractual milestones or upon completion of contracts.  As of March 31, 2002 and December 31, 2001, unbilled receivables totaled $96 million and $95 million, respectively.  Unbilled receivables of $45 million at March 31, 2002 include both claims and signed change orders related to a construction contract expected to be collected within one year.  These unbilled amounts arose from customer requested specification and design changes in fiber routes as well as recoverable costs related to weather and permitting delays.  Management believes such amounts are valid and collectible receivables.

Fiber Exchange Agreements — In connection with the development of its optical network, the Company entered into various agreements to exchange fiber usage rights.  The Company accounts for agreements with other carriers to either exchange fiber asset service contracts for capacity or services by recognizing the fair value of the revenue earned and expense incurred.  Exchange agreements accounted for noncash revenue and expense, in equal amounts, of approximately $2.0 million and $3.6 million in the first quarter of 2002 and 2001, respectively.

Income Taxes — The income tax expense (or benefit) consists of an amount for taxes currently payable and an expense (or benefit) for tax consequences deferred to future periods.  To the extent the Company has recorded future tax benefits, in evaluating the amount of valuation allowance, the Company considers prior operating results, future taxable income projections, expiration of tax loss carryforwards and ongoing prudent and feasible tax planning strategies.

Pension and Postretirement Benefits — Annually, the Company calculates net periodic pension and postretirement expenses and liabilities on an actuarial basis under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”.  The key assumptions used in determining these calculations are disclosed in the Company’s 2001 Annual Report on Form 10-K.  The most significant of these numerous assumptions, which are reviewed annually, include the discount rate, expected long-term rate of return on plan assets and health care cost trend rates.  The discount rate is selected based on current market interest rates on high-quality, fixed-rate debt securities.  The expected long-term rate of return on plan assets is based on the participants benefit horizon, the mix of investments held directly by the plans and the current view of expected future returns, which is influenced by historical averages.  The health care cost trend rate is based on actual claims experience and future projections of medical cost trends.  A revision to these estimates would impact costs of services and products and selling, general and administrative expenses.

Recently Issued Accounting Standards — In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  This statement deals with the costs of closing facilities and removing assets.  SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred.  This cost is initially capitalized and amortized over the remaining life of the underlying asset.  Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition.  SFAS 143 is effective for fiscal years beginning after June 15, 2002.  The Company is currently evaluating the impact, if any, that SFAS 143 will have on its future consolidated financial statements.

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  In addition, SFAS 145 requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements.  SFAS 145 is effective for fiscal years beginning after May 15, 2002.  The Company is currently evaluating the impact, if any, that SFAS 145 will have on its future consolidated financial statements.

2.                                      Discontinued Operations

On March 8, 2002, the Company sold substantially all of the assets of its Cincinnati Bell Directory (“CBD”) subsidiary to a group of investors for $345 million in cash and a 2.5% equity stake in the newly formed entity.  CBD published Yellow Pages directories and sold directory advertising and informational services in Cincinnati Bell Telephone’s local service area.  The Company recorded a gain on the sale of $211.8 million, net of taxes, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Income from discontinued operations, net of taxes.”

The Condensed Consolidated Financial Statements and the Company’s Other segment have been restated to reflect the disposition of CBD as a discontinued operation under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  Accordingly, revenue, costs, expenses, assets, liabilities and cash flows of CBD have been reported as “Income from discontinued operations, net of tax,” “Assets of discontinued operations,” “Liabilities of discontinued operations,” “Net cash provided by discontinued operations,” or "Proceeds from sale of discontinued operations" for all periods presented.

Selected financial information for the discontinued operations is as follows:

	Three Months Ended March 31,

($ in millions)	2002	2001

Revenue	$15.4	$19.4

Income from discontinued operations	9.3	9.9
Gain on disposition of discontinued operations	328.3	—
Income tax expense (including $116.5 expense on disposition of discontinued operations)	119.8	3.5
Income from discontinued operations, net of tax	$217.8	$6.4

The effective tax rates of discontinued operations were 35.5% in all periods presented.

3.                                      Goodwill and Intangible Assets

On June 29, 2001 the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires cessation of the amortization of goodwill and indefinite lived intangible assets and annual impairment testing of those assets.  Intangible assets that have finite useful lives will continue to be amortized.  The Company adopted SFAS 142 on January 1, 2002, as required.  In addition, the Company is required to test its goodwill for impairment as of January 1, 2002.  The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit.  The first step is a screen for impairment and the second step measures the amount of impairment, if any.   SFAS 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the statement.  As of March 31, 2002, the Company had completed the first step of the goodwill impairment test, which indicated that goodwill was impaired as of January 1, 2002.  The Company is in the process of completing the second step and expects to record an impairment charge of between $1.2 billion and $1.8 billion in the second quarter of 2002.

The following table reconciles the Company’s fiscal 2001 first quarter net income, adjusted to exclude amortization of goodwill and indefinite lived intangible assets pursuant to SFAS 142, from amounts previously reported:

	Three Months Ended March 31,

($ in millions, except per common share amounts)	2002	2001

Reported net loss from continuing operations	$(33.5)	$(40.4)
Add back: Goodwill amortization, net of tax	—	18.2
Add back: Assembled workforce amortization, net of tax	—	1.3
Add back: FCC License amortization, net of tax	—	0.1
Adjusted net loss from continuing operations	$(33.5)	$(20.8)

Reported net income (loss)	$184.3	$(34.0)
Add back: Goodwill amortization, net of tax	—	18.2
Add back: Assembled workforce amortization, net of tax	—	1.3
Add back: FCC License amortization, net of tax	—	0.1
Adjusted net income (loss)	$184.3	$(14.4)

Basic and diluted income (loss) per common share from continuing operations
Reported net loss from continuing operations	$(0.17)	$(0.20)
Add back: Goodwill amortization	—	0.08
Add back: Assembled workforce amortization	—	0.01
Add back: FCC License amortization	—	—
Adjusted net loss from continuing operations	$(0.17)	$(0.11)

Basic and diluted income (loss) per common share
Reported net income (loss)	$0.83	$(0.17)
Add back: Goodwill amortization	—	0.08
Add back: Assembled workforce amortization	—	0.01
Add back: FCC License amortization	—	—
Adjusted net income (loss)	$0.83	$(0.08)

The following table shows the components of the carrying amount of intangible assets.  Indefinite-lived intangible assets relate primarily to FCC licenses.  Intangible assets subject to amortization expense relate primarily to customer relationships acquired in connection with the merger with IXC Communications in November 1999:

	March 31, 2002	December 31, 2001
($ in millions)

Indefinite-lived intangible assets, excluding goodwill	$36.7	$36.4

Intangible assets subject to amortization
Gross carrying amount	416.9	440.6
Accumulated amortization	(69.9)	(80.7)
Net carrying amount	$347.0	$359.9

Total other intangible assets	$383.7	$396.3

	Three Months Ended March 31,

	2002	2001

Amortization expense of finite-lived other intangible assets	$6.3	$9.8

The estimated intangible asset amortization expense for each of the fiscal years 2002 through 2006 is $25 million.

The following table presents a rollforward of the activity related to goodwill by segment:

	March 31, 2002				December 31, 2001
($ in millions)	Broadband	Wireless	Other	Total	Broadband	Wireless	Other	Total
Goodwill balance	$2,007.7	$40.1	$0.8	$2,048.6	$2,007.7	$40.1	$0.8	$2,048.6
Reclassification of Assembled Workforce	4.1	—	—	4.1	—	—	—	—
Total	$2,011.8	$40.1	$0.8	$2,052.7	$2,007.7	$40.1	$0.8	$2,048.6

4.                                      Restructuring and Other Charges

November 2001 Restructuring Plan

In November 2001, the Company’s management approved restructuring plans which included initiatives to consolidate data centers, reduce the Company’s expense structure, exit the network construction business, eliminate other nonstrategic operations and merge the digital subscriber line (“DSL”) and certain dial-up Internet operations into the Company’s other operations.  Total restructuring and impairment costs of $232.3 million were recorded in 2001 related to these initiatives.  The $232.3 million consisted of restructuring liabilities in the amount of $84.2 million and related noncash asset impairments in the amount of $148.1 million.  The restructuring charge was comprised of $21.4 million related to involuntary employee separation benefits, $62.5 million related to lease and other contractual terminations and $0.3 million relating to other restructuring charges.

During the first quarter of 2002, the Company recorded additional restructuring charges of $16.5 million resulting from employee separation benefits and costs to terminate contractual obligations, which were actions contemplated in the original plan for which an amount could not be reasonably estimated at that time.  In total, the Company expects this restructuring plan to result in cash outlays of $95.7 million and noncash items of $153.1 million.  The Company expects to complete the plan by December 31, 2002, except for lease obligations, which are expected to continue through December 31, 2004.

The restructuring costs include the cost of involuntary employee separation benefits, including severance, medical and other benefits, related to 895 employees across all areas of the Company.  As of March 31, 2002, 794 employee separations had been completed which utilized reserves of $19.8 million, $15.9 million of which was cash.  Total cash expenditures in the first quarter of 2002 amounted to $36.5 million.

The following table illustrates the activity in this reserve since December 31, 2001:

	Balance December 31, 2001	Utilizations	Adjustments	Balance March 31, 2002

Type of costs ($ in millions)

Employee separations	$13.6	$(12.0)	$1.0	$2.6
Terminate contractual obligations	60.1	(25.4)	15.4	50.1
Other exit costs	0.3	(0.1)	0.1	0.3
Total	$74.0	$(37.5)	$16.5	$53.0

February 2001 Restructuring Plan

In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati-based subsidiaries, including Cincinnati Bell Telephone (“CBT”), Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Wireless LLC (“CBW”), and Cincinnati Bell Public Communications (“Public”) in order to create one centralized “Cincinnati Bell” presence for its customers.  Total restructuring costs of $9.4 million were recorded in the first quarter and consisted of $2.5 million related to lease terminations and $6.9 million related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for 114 employees.  Of the total charge, $0.4 million in contractual terminations were related to CBD, which is presented as a discontinued operation.  The severance payments are expected to be substantially complete by June 30, 2002.  The lease terminations are expected to be complete by December 31, 2004.  In total, the Company expects this restructuring plan to result in cash outlays of $8.5 million and non-cash items of $0.9 million.  Total cash expenditures in the first quarter of 2002 amounted to $0.1 million.

The following table illustrates the activity in this reserve since December 31, 2001:

	Balance December 31, 2001	Utilizations	Adjustments	Balance March 31, 2002

Type of costs ($ in millions)

Employee separations	$0.7	$(0.1)	$—	$0.6
Terminate contractual obligations	2.2	—	—	2.2
Total	$2.9	$(0.1)	$—	$2.8

1999 Restructuring Plan

In December 1999, the Company’s management approved restructuring plans, which included initiatives to integrate operations of the Company and Broadwing Communications, improve service delivery, and reduce the Company’s expense structure.  Total restructuring costs and impairments of $18.6 million were recorded in 1999 related to these initiatives.  The $18.6 million consisted of $7.7 million relating to Broadwing Communications (recorded as a component of the purchase price allocation) and $10.9 million relating to the Company (recorded as a cost of operations).  The $10.9 million relating to the Company consisted of restructuring and other liabilities in the amount of $9.5 million and related asset impairments in the amount of $1.4 million.

The restructuring costs accrued in 1999 included the costs of involuntary employee separation benefits related to 347 employees (263 Broadwing Communications employees and 84 employees from other subsidiaries of the Company).  As of March 31, 2001, all employee separations had been completed for a total cash expenditure of $9.1 million.  Employee separation benefits include severance, medical and other benefits, and primarily affect customer support, infrastructure, and the Company’s long-distance operations.  The restructuring plans also included costs associated with the closure of a variety of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors.

The following table illustrates activity in this reserve since December 31, 2001:

	Balance December 31, 2001	Utilizations	Adjustments	Balance March 31, 2002

Type of costs ($ in millions)

Facility closure costs	$1.3	$(0.3)	$—	$1.0

Total cash expenditures during the first quarter of 2002 amounted to $0.3 million.  Management believes that the remaining balance of $1.0 million at March 31, 2002 is adequate to complete the 1999 restructuring plan and that substantially all of the related actions will be completed by June 30, 2002.

5.             Debt

The Company’s debt consists of the following:

($ in millions)	March 31, 2002	December 31, 2001

Short-term debt:
Capital lease obligations	$11.3	$11.2
Bank notes, current portion	4.9	118.8
Current maturities of long-term debt	20.0	20.0
Total short-term debt	$36.2	$150.0

Long-term debt:
Bank notes, less current portion	$1,657.9	$1,828.2
9.0% Senior subordinated notes	46.0	46.0
6¾% Convertible subordinated debentures	478.4	470.5
Various Cincinnati Bell Telephone notes, less current portion	269.5	269.5
7¼% Senior secured notes	49.5	49.5
Capital lease obligations, less current portion	35.9	37.5
Other	0.8	0.8

Total long-term debt	$2,538.0	$2,702.0

Bank Notes

In November 1999, the Company obtained a $1.8 billion credit facility from a group of lending institutions.  This credit facility was increased to $2.1 billion in January 2000 and subsequently increased to $2.3 billion in June 2001.  Total availability under this credit facility decreased to $1.93 billion in the first quarter of 2002 following a $335 million prepayment of the outstanding term debt facilities (resulting from the sale of substantially all of the assets of CBD) and $35 million in scheduled amortization of the credit facility.  This credit facility now consists of $866 million in revolving credit, maturing in various amounts between 2002 and 2004, and $571 million in term loans from banking institutions and $493 million from non-banking institutions, maturing in various amounts between 2002 and 2007.

At March 31, 2002, the Company had drawn approximately $1.663 billion from the remaining credit facility capacity of $1.93 billion, and had outstanding letters of credit totaling $4 million, leaving $263 million in additional borrowing capacity under this facility.  These borrowings have been used by the Company to refinance its existing debt and debt assumed as part of the merger with IXC Communications Inc. (“IXC”) in November 1999 and to fund its capital expenditure program and other working capital needs.  The amount refinanced included approximately $404 million borrowed in order to redeem the outstanding 9% Senior Subordinated Notes assumed during the merger as part of a tender offer.  This tender offer was required under the terms of the bond indenture due to the change in control provision.

The facility’s financial covenants require that the Company maintain certain debt to EBITDA, senior secured debt to EBITDA, debt to capitalization, and interest coverage ratios.  The facility also contains covenants, which, among other things, restrict the Company’s ability to incur additional debt or liens; pay dividends; repurchase Company common stock; sell, lease, transfer or dispose of assets; make investments; and merge with another company.  In December 2001, the Company obtained an amendment to its credit facility to exclude substantially all of the charges associated with the November 2001 Restructuring Plan (described in Note 4) from the covenant calculations.  In March 2002, the Company obtained an additional amendment to allow for the sale of substantially all of the assets of CBD, exclude charges related to SFAS 142, increase its ability to incur additional indebtedness and amend certain defined terms.

The interest rates that could be charged on borrowings from this credit facility as of March 31, 2002 ranged from 100 to 275 basis points above the London Interbank Offering Rate (“LIBOR”) and were at 225 to 275 basis points above LIBOR, or 5.58% to 6.08%, respectively based on the Company’s credit rating.  The Company will incur commitment fees in association with this credit facility ranging from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

9% Senior Subordinated Notes

In 1998, the former IXC (now Broadwing Communications) issued $450 million of 9% senior subordinated notes due 2008 (“the 9% notes”).  The 9% notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness of the Company’s subsidiaries.  The 9% notes indenture includes a limitation on the amount of indebtedness that Broadwing Communications can incur based upon the maintenance of either debt to operating cash flow or debt to capital ratios.  The 9% indenture also provides that if Broadwing Communications incurs any additional indebtedness secured by liens on its property or assets that are subordinate to or equal in right of payment with the 9% notes, then Broadwing Communications must secure the outstanding 9% notes equally and ratably with such indebtedness.  As of March 31, 2002, Broadwing Communications had the ability to incur additional debt.

In January 2000, $404 million of these 9% notes were redeemed through a tender offer as a result of the change of control provision of the related indenture.  Accordingly, $46 million of the 9% notes remain outstanding at March 31, 2002.

6¾% Convertible Notes

In July 1999, the Company issued $400 million of 10-year, convertible subordinated debentures to Oak Hill Capital Partners, L.P.  These notes are convertible into common stock of the Company at a price of $29.89 per common share at the option of the holder.  For as long as this debt is outstanding, these notes bear a coupon rate of 6¾% per annum, with the associated interest expense being added to the debt principal amount through June 2004.  Interest payments for the remaining five years will then be paid in cash. Through March 31, 2002 and since inception, the Company has recorded $78.4 million in cumulative, noncash interest expense and has adjusted the carrying amount of the debt accordingly.  The Company incurred $7.9 million of noncash interest expense related to these notes in the first quarter of 2002.

Cincinnati Bell Telephone Notes

CBT has $290 million in corporate bonds outstanding that are guaranteed by its parent company, Broadwing Inc.  Of this amount, $269.5 million ($270 million face amount, net of unamortized discount of $0.5 million) was considered long-term indebtedness.  These bonds, which are not guaranteed by other subsidiaries of Broadwing Inc., have original maturities of 30 to 40 years mature at various intervals between 2002 and 2028.  The bonds were issued at various dates between 1962 and 1998.  Interest rates on this indebtedness range from 4.375% to 7.27%.  These bonds also contain a covenant that provides that if CBT incurs certain liens on its property or assets, CBT must secure the outstanding bonds equally and ratably with the indebtedness or obligations secured by such liens.

7¼% Senior Secured Notes

In 1993, the Company issued $50 million of 7¼% senior secured notes due 2023 (the “7¼% notes”).  The indenture related to these 7¼% notes does not subject the Company to restrictive financial covenants.  However, the 7¼% notes do contain a covenant that provides that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding bonds equally and ratably with the indebtedness or obligations secured by such liens.  As of March 31, 2002, $49.5 million ($50 million face amount, net of unamortized discount of $0.5 million) of the 7¼% notes remain outstanding.

Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”).  SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability.  The Company had $47.2 million in total indebtedness relating to capitalized leases as of March 31, 2002, $35.9 million of which was considered long-term.

Other

As of March 31, 2002, Broadwing Communications had outstanding $0.8 million of 12½% senior notes maturing in 2005 with an original indebtedness of $285.0 million.  These notes were largely eliminated through a tender offer in 1998.

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

Upon adoption of SFAS 133 on January 1, 2001, offsetting transition adjustments related to the PSINet forward sale and the underlying six million shares of PSINet were reclassified from other comprehensive income to net income.  Accordingly, there was no net cumulative effect adjustment to either net income or other comprehensive income related to these items.

As of March 31, 2002, the Company’s derivative contracts have been determined to be highly effective cash flow hedges.  In accordance with SFAS 133, unrealized gains and losses of highly effective cash flow hedges are recorded in other comprehensive income until the underlying transaction is executed.

Interest Rate Contracts

From time to time the Company enters into interest rate swap agreements with the intent of managing its exposure to interest rate risk.  Interest rate swap agreements are contractual agreements between two parties for the exchange of interest payment streams on a notional principal amount and an agreed upon fixed or floating rate, for a defined time period.  These agreements are hedges against debt obligations related to the Company’s credit facility.  Realized gains and losses from the interest rate swaps are recognized as an adjustment to interest expense each period.  The interest rate swap agreements currently in place expire during 2002 and 2003.  At March 31, 2002, the interest rate swaps on notional amounts of $490 million were a liability with a fair value of $7.1 million, resulting in inception-to-date, after-tax net losses in other comprehensive (loss) income ("OCI") of $4.6 million.  During the first quarter of 2002, the fair value of the interest rate swaps increased to a liability of $7.1 million from a liability of $11.5 million, resulting in a year-to-date, after-tax net gain in OCI of $2.8 million.

7.             Earnings (Loss) Per Common Share from Continuing Operations

Basic earnings (loss) per common share from continuing operations (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised, but only to the extent that they are considered dilutive to the Company’s earnings. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for earnings (loss) from continuing operations for the following periods:

($ and shares in millions, except per common share amounts)	Year Ended March 31
	2002	2001

Numerator:
Loss from continuing operations	$(33.5)	$(40.4)
Preferred stock dividends and accretion	2.6	2.6
Numerator for EPS and EPS assuming dilution — loss applicable to common shareowners	$(36.1)	$(43.0)

Denominator:
Denominator for basic EPS — weighted average common shares outstanding	218.2	216.4
Potential dilution:
Stock options	—	—
Stock-based compensation arrangements	—	—
Denominator for diluted EPS per common share	218.2	216.4

Basic and Diluted EPS from continuing operations	$(0.17)	$(0.20)

Because the effect of their inclusion in the EPS calculation would be anti-dilutive, approximately 0.9 million additional shares related to vested “in-the-money” stock options and restricted stock are not included in the denominator of the EPS calculation.  The total number of potential additional shares outstanding related to stock options, restricted stock and the assumed conversion of the Company’s 6¾% convertible preferred stock and 6¾% convertible subordinated debentures was approximately 55 million and 50 million at March 31, 2002 and 2001, respectively, if all stock options currently outstanding were exercised, restrictions on restricted stock were to lapse and all convertible securities were to convert.

8.             Minority Interest

	March 31, 2002	December 31, 2001
($ in millions)

Minority interest consists of:

12½% Exchangeable Preferred Stock	$417.1	$417.8
Minority Interest in Cincinnati Bell Wireless held by AT&T Wireless Services Inc. (“AWS”)	18.2	15.5
Other	2.3	2.4
Total	$437.6	$435.7

As of March 31, 2002, Broadwing Communications had approximately 395,000 shares of 12½% Junior Exchangeable Preferred Stock (“12½% Preferreds”) that were carried on the Company’s balance sheet at $417.1 million.  The 12½% Preferreds are mandatorily redeemable on August 15, 2009 at a price equal to their liquidation preference of $1,000 a share, plus accrued and unpaid dividends.  Through November 15, 1999, dividends on the 12½% Preferreds were being effected through additional shares of the 12½% Preferreds.  On November 16, 1999, the Company converted to a cash pay option for these dividends.  Dividends on the 12½% Preferreds are classified as “Minority interest expense” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The 12½% Preferreds are being accreted from their fair market value to the redemption value.  As such, the accretion of the difference between the new carrying value and the mandatory redemption value is treated as an offsetting reduction to minority interest expense over the remaining life of the preferred stock.

AWS maintains a 19.9% ownership in the Company’s Cincinnati Bell Wireless LLC (“CBW”) subsidiary.  The balance is adjusted as a function of AWS’s 19.9% share of the operating income (or loss) of CBW, with an offsetting amount being reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Minority interest expense.”

9.             Business Segment Information

The Company is organized on the basis of products and services. The Company’s segments are strategic business units that offer distinct products and services and are aligned with specific subsidiaries of the Company.  The Company operates in the four business segments.

The Company completed the realignment of its business segments during the first quarter of 2002, as described in the Company’s 2001 Annual Report on Form 10-K.  The Company’s web hosting operations provided by the Company's ZoomTown.com ("ZoomTown") subsidiary, previously reported in the Other segment, were merged into the Company's Broadwing Communications Inc. subsidiary and are now reported in the Broadband segment.  ZoomTown’s DSL and dial-up Internet operations, also previously reported in the Other segment, were merged into CBT and are now reported in the Local segment.  In addition, during the first quarter of 2002, the Company sold substantially all of the assets of CBD, which was previously reported in the Other segment.  Accordingly, the historical results of operations of the Broadband, Local, and Other segments have been recast to reflect the transfer and disposition of these operations.

The Broadband segment provides data and voice communication services nationwide. These services are provided over approximately 18,700 route miles of fiber-optic transmission facilities.  Broadband segment revenue is generated by broadband transport through private line and indefeasible right of use

(“IRU”) agreements, Internet services utilizing technology based on Internet protocol (“IP”), and switched voice services provided to both wholesale and retail customers.  The Broadband segment also offers data collocation, web hosting, information technology consulting (“IT consulting”), network construction and other services.  These services are offered nationally through Broadwing Communications.  As further discussed in Note 4, the Company announced its intention to exit the network construction business as part of the November 2001 restructuring.  As of January 1, 2002 the web hosting operations of ZoomTown, formerly reported in the Other segment, were merged with the operations of Broadwing Communications and are now reflected in the Broadband segment the current and prior periods.

The Local segment provides local telephone service, network access, DSL and dial-up Internet access, data transport services and switched long-distance, as well as other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana.  This market consists of approximately 2,400 square miles located within an approximately 25-mile radius of Cincinnati, Ohio.  Services are provided through the Company’s Cincinnati Bell Telephone (“CBT”) subsidiary.  As of January 1, 2002, the DSL and dial-up Internet operations of ZoomTown, formerly reported in the Other segment, were merged with the operations of CBT and are reflected in the Local segment in current and prior periods.

The Wireless segment includes the operations of the CBW subsidiary; a venture in which the Company owns 80.1% and AWS owns the remaining 19.9%.  This segment provides advanced digital personal communications and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas.

The Other segment combines the operations of Cincinnati Bell Any Distance (“CBAD”) and Cincinnati Bell Public Communications Inc. (“Public”).  CBAD resells voice long-distance service and Public provides public payphone services.  During the first quarter of 2002, the Company sold substantially all of the assets of CBD, which was previously reported in the Other segment.  Accordingly, the results of operations are no longer reflected in this segment for the current and prior periods.

The Company evaluates performance of its business segments based on EBITDA.  EBITDA represents net income (loss) from continuing operations before interest, income tax expense (benefit), depreciation, amortization, restructuring and other charges (credits), minority interest expense (income), equity loss in unconsolidated entities, loss (gain) on investments, other expense (income), extraordinary items and the effect of changes in accounting principles.  EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net income (loss) as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies.  The Company has presented certain information regarding EBITDA because the Company believes that EBITDA is generally accepted as providing useful information regarding a company’s ability to service and incur debt.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.  The Company’s business segment information is as follows:

	(Unaudited)
	Three Months Ended March 31,
($ in millions)	2002	2001

Revenue
Broadband	$269.0	$298.5
Local	209.7	205.0
Wireless	62.0	57.1
Other	19.5	18.0
Intersegment	(22.8)	(19.8)
Total Revenue	$537.4	$558.8

Intersegment Revenue
Broadband	$15.7	$11.8
Local	7.0	7.6
Wireless	0.1	0.3
Other	—	0.1
Total Intersegment Revenue	$22.8	$19.8

EBITDA
Broadband	$19.5	$31.2
Local	106.2	103.5
Wireless	23.2	14.7
Other	(0.1)	(0.1)
Corporate	(1.8)	(5.1)
Total EBITDA	$147.0	$144.2

Assets (at March 31, 2002 and December 31, 2001)
Broadband	$4,918.2	$4,977.8
Local	783.4	790.8
Wireless	375.6	382.8
Other	18.7	16.1
Corporate and Eliminations	(0.2)	144.5
Total Assets	$6,095.7	$6,312.0

Capital Additions
Broadband	$26.8	$155.6
Local	17.9	32.4
Wireless	7.7	9.7
Other	0.2	0.5
Corporate and Eliminations	0.1	0.2
Total Capital Additions	$52.7	$198.4

Depreciation and Amortization
Broadband	$77.8	$87.8
Local	35.8	33.5
Wireless	7.5	5.9
Other	0.4	0.4
Corporate and Eliminations	0.1	0.1
Total Depreciation and Amortization	$121.6	$127.7

10.          Supplemental Guarantor Information

CBT, a wholly owned subsidiary of the Parent Company, has registered debt outstanding that is guaranteed by the Parent Company but not by other subsidiaries of the Parent Company.  Substantially all of the Parent Company’s income and cash flow is generated by its subsidiaries.  Generally, funds necessary to meet the Parent Company’s debt service obligations are provided by distributions or advances from its subsidiaries.

The following information sets forth the condensed consolidating balance sheets of the Company as of March 31, 2002 and December 31, 2001 and the condensed consolidating statements of operations (loss) and cash flows for the periods ended March 31, 2002 and 2001.

Condensed Consolidating Statements of Operations (Loss)

($ in millions)

	For the quarter ended March 31, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Revenue	$—	$209.7	$350.5	$(22.8)	$537.4
Operating costs and expenses	2.2	139.7	409.6	(23.0)	528.5
Operating income	(2.2)	70.0	(59.1)	0.2	8.9

Equity in earnings (loss) of subsidiaries and discontinued operations	208.7	—	—	(208.7)	—
Interest expense	32.9	5.8	17.4	(17.8)	38.3
Other expense (income), net	(5.6)	(0.6)	1.4	17.8	13.0

Income (loss) from continuing operations before income taxes	179.2	64.8	(77.9)	(208.5)	(42.4)
Income tax provision (benefit)	(5.1)	23.0	(26.8)	—	(8.9)

Income (loss) from continuing operations	184.3	41.8	(51.1)	(208.5)	(33.5)
Income from discontinued operations, net	—	—	—	217.8	217.8

Net income (loss)	$184.3	$41.8	$(51.1)	$9.3	$184.3

	For the quarter ended March 31, 2001
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Revenue	$—	$205.0	$373.6	$(19.8)	$558.8
Operating costs and expenses	7.8	141.7	422.3	(20.4)	551.4
Operating income	(7.8)	63.3	(48.7)	0.6	7.4

Equity in earnings (loss) of subsidiaries and discontinued operations	(11.0)	—	—	11.0	—
Interest expense	44.3	5.9	24.3	(32.1)	42.4
Other expense (income), net	(19.8)	0.5	1.2	32.1	14.0

Income (loss) from continuing operations before income taxes	(43.3)	56.9	(74.2)	11.6	(49.0)
Income tax provision (benefit)	(9.3)	20.3	(19.6)	—	(8.6)

Income (loss) from continuing operations	(34.0)	36.6	(54.6)	11.6	(40.4)
Income from discontinued operations, net	—	—	—	6.4	6.4

Net income (loss)	$(34.0)	$36.6	$(54.6)	$18.0	$(34.0)

Condensed Consolidating Balance Sheets

($ in millions)

	March 31, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Cash and cash equivalents	$14.3	$—	$10.6	$—	$24.9
Receivables, net	0.4	90.6	223.5	—	314.5
Other current assets	8.2	48.5	24.5	2.3	83.5
Intercompany receivables — current	—	26.3	—	(26.3)	—
Assets of discontinued operations	—	—	—		—
Total current assets	22.9	165.4	258.6	(24.0)	422.9
Property, plant and equipment, net	2.0	603.9	2,387.9	—	2,993.8
Goodwill and other intangibles, net	1.0	—	2,435.4	—	2,436.4
Investments in subsidiaries and other entities	2,217.2	—	18.8	(2,216.2)	19.8
Other noncurrent assets	118.1	14.1	243.8	(153.2)	222.8
Intercompany receivables — noncurrent	1,825.7	—	—	(1,825.7)	—
Total assets	$4,186.9	$783.4	$5,344.5	$(4,219.1)	$6,095.7

Short-term debt	$4.9	$28.1	$3.2	$—	$36.2
Accounts payable	1.9	48.7	87.9	—	138.5
Other current liabilities	134.3	86.6	397.5	(84.8)	533.6
Intercompany payables — current	—	—	—	—	—
Liabilities of discontinued operations	—	—	—	—	—
Total current liabilities	141.1	163.4	488.6	(84.8)	708.3
Long-term debt, less current portion	2,091.9	303.1	143.0	—	2,538.0
Other noncurrent liabilities	87.6	60.2	462.2	(64.5)	545.5
Intercompany payables — noncurrent	—	—	1,853.8	(1,853.8)	—
Total liabilities	2,320.6	526.7	2,947.6	(2,003.1)	3,791.8
Minority interest	—	—	20.5	417.1	437.6
Mezzanine financing	—	—	417.1	(417.1)	—
Shareowners’ equity	1,866.3	256.7	1,959.3	(2,216.0)	1,866.3
Total liabilities and shareowners’ equity	$4,186.9	$783.4	$5,344.5	$(4,219.1)	$6,095.7

	December 31, 2001
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Cash and cash equivalents	$17.3	$—	$12.7	$—	$30.0
Receivables, net	—	100.2	210.7	—	310.9
Other current assets	6.3	45.4	54.9	2.5	109.1
Intercompany receivables — current	—	15.3	—	(15.3)	—
Assets of discontinued operations	—	—	—	21.4	21.4
Total current assets	23.6	160.9	278.3	8.6	471.4
Property, plant and equipment, net	2.1	622.2	2,435.0	—	3,059.3
Goodwill and other intangibles, net	0.7	—	2,444.2	—	2,444.9
Investments in subsidiaries and other entities	2,305.1	—	15.2	(2,304.0)	16.3
Other noncurrent assets	116.8	7.7	250.2	(54.6)	320.1
Intercompany receivables — noncurrent	1,783.0	—	—	(1,783.0)	—
Total assets	$4,231.3	$790.8	$5,422.9	$(4,133.0)	$6,312.0

Short-term debt	$118.8	$28.0	$3.2	$—	$150.0
Accounts payable	1.9	49.2	138.8	—	189.9
Other current liabilities	36.5	92.9	431.8	9.2	570.4
Intercompany payables — current	—	—	—	—	—
Liabilities of discontinued operations	—	—	—	11.9	11.9
Total current liabilities	157.2	170.1	573.8	21.1	922.2
Long-term debt, less current portion	2,306.3	304.2	91.5	—	2,702.0
Other noncurrent liabilities	89.4	62.1	484.2	(62.0)	573.7
Intercompany payables — noncurrent	—	—	1,798.4	(1,798.4)	—
Total liabilities	2,552.9	536.4	2,947.9	(1,839.3)	4,197.9
Minority interest	—	—	17.8	417.9	435.7
Mezzanine financing	—	—	417.9	(417.9)	—
Shareowners’ equity	1,678.4	254.4	2,039.3	(2,293.7)	1,678.4
Total liabilities and shareowners’ equity	$4,231.3	$790.8	$5,422.9	$(4,133.0)	$6,312.0

Condensed Consolidating Statements of Cash Flows

($ in millions)

	For the quarter ended March 31, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total

Cash Flows from operating activities	$94.4	$69.6	$(63.7)	$(117.7)	$(17.4)
Capital expenditures	(0.1)	(17.9)	(34.7)	—	(52.7)
Proceeds from sale of discontinued operation	—	—	—	345.0	345.0
Other investing activities	—	—	23.3	—	23.3
Cash Flows from investing activities	(0.1)	(17.9)	(11.4)	345.0	315.6
Issuance of long-term debt/(capital contributions)	244.0	(50.6)	85.9	(227.3)	52.0
Repayment of long-term debt	(336.2)	—	—	—	(336.2)
Short-term borrowings (repayments), net	—	(1.1)	(0.6)	—	(1.7)
Issuance of common shares — exercise of stock options	0.4	—	—	—	0.4
Other financing activities	(5.5)	—	(12.3)	—	(17.8)
Cash Flows from financing activities	(97.3)	(51.7)	73.0	(227.3)	(303.3)
Increase (decrease) in cash and cash equivalents	(3.0)	—	(2.1)	—	(5.1)
Beginning cash and cash equivalents	17.3	—	12.7	—	30.0
Ending cash and cash equivalents	$14.3	$—	$10.6	$—	$24.9

	For the quarter ended March 31, 2001
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total

Cash Flows from operating activities	$(14.6)	$87.5	$(40.7)	$12.8	$45.0
Capital expenditures	(0.2)	(32.4)	(165.8)	—	(198.4)
Proceeds from sale of discontinued operation	—	—	—	—	—
Other investing activities	—	(4.4)	28.9	—	24.5
Cash Flows from investing activities	(0.2)	(36.8)	(136.9)	—	(173.9)
Issuance of long-term debt/(capital contributions)	21.9	(51.9)	133.8	(12.8)	91.0
Repayment of long-term debt	—	—	(5.1)	—	(5.1)
Short-term borrowings (repayments), net	—	1.2	43.2	—	44.4
Issuance of common shares — exercise of stock options	9.9	—	—	—	9.9
Other financing activities	(2.6)	—	(12.4)	—	(15.0)
Cash Flows from financing activities	29.2	(50.7)	159.5	(12.8)	125.2
Increase (decrease) in cash and cash equivalents	14.4	—	(18.1)	—	(3.7)
Beginning cash and cash equivalents	5.7	—	32.2	—	37.9
Ending cash and cash equivalents	$20.1	$—	$14.1	$—	$34.2

11.          Commitments and Contingencies

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

In 2001 and 2000, the Company’s Broadwing Communications subsidiary entered into agreements with two vendors to provide bundled internet access to the Company’s customers based on a monthly maintenance fee.  In March 2002, Broadwing Communications terminated its contract with one of the vendors, which was an action contemplated in the original November 2001 restructuring plan for which an amount could not be reasonably estimated at that time.  This contract termination reduced the Company's future commitments by approximately $60 million.  As of March 31, 2002, Broadwing Communications had committed to purchase approximately $15 million of bundled internet access over thirty-two months from the remaining vendor.  These services were previously purchased from other vendors on a usage basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties.  The Company’s future results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, and those discussed in the Form 10-K for the year ended December 31, 2001.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

Results of Operations

A tabular presentation of the financial results for the three months ended March 31, 2002 and 2001 that are referred to in this discussion can be found in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) on page 1 of this quarterly Report on Form 10-Q.  Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW

Revenue

Consolidated revenue totaled $537 million in the first quarter of 2002, which was $21 million, or 4%, less than the same period in 2001.  Construction and switched voice services were primarily responsible for the revenue decline, as the Broadband segment revenue decrease of $30 million was only partially offset by increases in all other segments.

Broadband segment revenue of $269 million in the first quarter of 2002 was $30 million, or 10%, less than the comparable period in 2001.  Construction revenue declined $21 million and switched voice revenue declined $18 million, but the declines were partially offset by a $10 million increase in IT consulting revenue.  Although year-over-year revenue declined 10%, revenue in the first quarter of 2002 declined only 1% compared to the fourth quarter of 2001 as a decrease in construction revenue was substantially offset by increases in data and Internet and IT consulting revenue.

The Local segment produced revenue totaling $210 million, a 2% or $5 million, increase over the first quarter of 2001.  High-speed data and dial-up Internet services, value-added services such as custom calling features, equipment sales and related installation and maintenance, and the resale of broadband products contributed nearly all of the revenue growth.

The Wireless segment generated revenue of $62 million in the first quarter of 2002, representing growth of $5 million, or 9%, compared to the first quarter of 2001.  The increase resulted primarily from a larger postpaid subscriber base.

Other segment revenue grew $2 million during the first quarter of 2002, which was primarily the result of continued success of the Cincinnati Bell “Any Distance” offering.

Costs and Expenses

Cost of services and products of $265 million in the first quarter of 2002 decreased $8 million, or 3%, compared to the same period in 2001.  Costs of services and products of the Broadband segment decreased $9 million, due to lower network construction activity and a decrease in switched voice services, offset only partially by an increase in data and Internet and IT consulting costs related to increased revenue.  The Local segment held costs flat as the cost of materials for equipment sales and resale of national broadband products increased along with revenue, but were offset by lower employee costs resulting from the November 2001 restructuring.  The remainder of the increase in cost of services and products over 2001 was incurred by the Wireless and Other segments, each of which experienced higher costs associated with increased subscribership.

Selling, general and administrative (“SG&A”) expenses of $126 million in the first quarter of 2002 decreased $16 million, or 12%, compared to the first quarter of 2001.  The decrease was primarily due to a decline in expenses in the Broadband segment related to lower employee headcount and in the Wireless segment due to a reduction in promotional spending.  These decreases were slightly offset by an increase in advertising expense for the Local segment.

Depreciation expense increased by 16%, or $16 million, in the first quarter of 2002 compared to the first quarter of 2001.  The increase was primarily driven by the Broadband segment and reflects the completion of the build out of its national optical network.  The Local and Wireless segments generated the remainder of the increase as they continued to maintain and enhance their networks.  Amortization expense of $6 million in the first quarter of 2002 relates to intangible assets acquired in connection with previous acquisitions. Amortization expense decreased by $22 million compared to the first quarter of 2001, as the Company ceased amortizing goodwill upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002.  A pro forma presentation of amortization expense is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

In November 2001, the Company adopted a restructuring plan that included initiatives to consolidate data centers, reduce the expense structure, exit the network construction business, eliminate other nonstrategic operations and merge the DSL and certain dial-up Internet operations into other operations.  Restructuring and impairment costs of $232 million were recorded in the fourth quarter of 2001 related to these initiatives.  An additional $17 million in restructuring costs was incurred in the first quarter of 2002 relating to costs for employee termination benefits and termination of a contractual commitment with a vendor, which were actions contemplated in the original plan for which an amount could not be reasonably estimated at that time.  Total restructuring and impairment costs of $249 million incurred as of March 31, 2002 consisted of restructuring liabilities in the amount of $101 million and related noncash asset impairments in the amount of $148 million.  The Company expects total cash expenditures related to the plan to be $96 million.  Through March 31, 2002, the Company had utilized $48 million of the $101 million restructuring reserve, of which approximately $44 million was cash expended. The Company expects to realize approximately $100 million in annual expense and capital expenditure savings from this restructuring plan relative to expenses incurred in 2001.  The Company expects to complete the plan by December 31, 2002, except for lease obligations, which are expected to continue through December 31, 2004.  A detailed presentation of restructuring and other charges is presented in Note 4 of the Notes to Condensed Consolidated Financial Statements.

In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati-based subsidiaries, including Cincinnati Bell Telephone (“CBT”), Cincinnati Bell Any Distance ("CBAD"), Cincinnati Bell Wireless LLC (“CBW”) and Cincinnati Bell Public Communications (“Public”) in order to create one centralized “Cincinnati Bell” presence for its customers.  Total restructuring costs of $9 million were recorded in the first quarter of 2001.

The severance payments are expected to be substantially complete by June 30, 2002.  In total the Company expects this restructuring plan to result in cash outlays of $8 million and noncash items of $1 million. Through March 31, 2002, approximately $7 million of the expenses had been incurred, of which approximately $6 million was cash expended.  The lease terminations are expected to be complete by December 31, 2004.  The Company expects to realize approximately $7 million in annual savings from this restructuring plan relative to expenses incurred in 2000.

Primarily as a result of the cost reductions implemented as part of the November 2001 restructuring plan, operating income increased by $2 million in the first quarter of 2002 compared to the first quarter of 2001.

Minority interest expense includes dividends and accretion on the 12½% preferred stock of Broadwing Communications and the 19.9% minority interest of AT&T Wireless Services Inc. (“AWS”) in the net income of the Company’s CBW subsidiary.  Because AWS’s minority interest in the operating profits of CBW is recorded as an expense, the improved profitability of CBW drove an increase in minority interest expense of $1 million, or 12%, to $14 million in the first quarter of 2002 from $13 million in the same period of 2001.  A detailed discussion of minority interest is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.

The Company recorded a $3 million equity-share loss on its Applied Theory investment in the first quarter of 2001 and no gain or loss in the first quarter of 2002.  The Company discontinued use of equity method accounting during the second quarter of 2001 because its ownership percentage in Applied Theory had dropped below 20% and it no longer held a seat on Applied Theory’s board of directors.  As a result, the Company no longer had significant influence over the operations of Applied Theory.

Interest expense of $38 million in the first quarter of 2002 decreased $4 million, or 10%, compared to 2001.  The decrease was the result of higher average debt levels offset by significantly lower interest rates.  A detailed discussion of interest expense and indebtedness is presented in Note 5 of the Notes to Condensed Consolidated Financial Statements.

The income tax benefit of $9 million in the first quarter of 2002 was consistent with the benefit of $9 million in the same period of 2001 as the effective tax rate of 21% in the first quarter of 2002 was 3 points higher than the 18% effective tax rate in the first quarter of 2001 due to a decrease in nondeductible goodwill amortization upon the adoption of SFAS 142.

Income from discontinued operations reflects the net income of Cincinnati Bell Directory (“CBD”) in all periods presented.  Substantially all of the assets of this business were sold on March 8, 2002 for $345 million cash and a 2.5% equity interest in the newly formed company.  Income from discontinued operations totaled $218 million in the first quarter of 2002 compared to $6 million in the first quarter of 2001, as the net gain from the sale of substantially all of the assets of CBD of $212 million was recorded in 2002.  The remaining income in the first quarter of 2002 was related to the operations of CBD from January 1 through March 8, 2002.  A detailed discussion of discontinued operations is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements.

The Company reported net income of $184 million in the first quarter of 2002 compared to a loss of $34 million in the same period of 2001.  The earnings per share of $0.83 were $1.00 more than the $0.17 loss in 2001.  However both the 2002 and 2001 periods included one-time per share charges of $0.05 and $0.03, respectively, from restructuring initiatives, net gains on investments of $0.00 and $0.01, respectively, and income from discontinued operations of $1.00 and $0.03, respectively.  Excluding these items, the Company reported a loss of $0.12 per share in the first quarter of 2002 versus a loss of $0.18 per share in the first quarter of 2001.  The increase in adjusted earnings per share of $0.06 was primarily due to a decrease in amortization expense resulting from the adoption of SFAS 142, which contributed an additional $0.09 per share.  This was partially offset by a $0.05 per share reduction in EPS related to higher depreciation expense resulting from completion of the Company’s optical overbuild.  The remaining $0.02 per share increase was related to cost reductions, substantially resulting from the November 2001 restructuring initiative.

BROADBAND

The Broadband segment provides nationwide data and voice communications services through the Company’s Broadwing Communications subsidiary.  Revenue for the Broadband segment is generated by broadband transport (which includes sales of IRUs), switched voice services, data and Internet services (including web hosting), information technology consulting and network construction and other services.  These services are provided over the Company’s national optical network, which, as of March 31, 2002, comprised approximately 18,700 route miles of fiber-optic transmission facilities.  As of January 1, 2002, the web hosting operations of the Company’s ZoomTown.com (“ZoomTown”) subsidiary, formerly reported in the Other segment, were merged with the operations of Broadwing Communications and are now reflected in the data and Internet product line of the Broadband segment in the current and prior periods.

Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits.  Revenue from the broadband transport category is mainly generated by private line monthly recurring revenue.  However, approximately 30% of the revenue in the first quarter of 2002 was provided by IRU agreements, which cover a fixed period of time and represent the lease of capacity or network fibers.  The buyer of IRU services typically pays cash upon execution of the contract.  The Company’s policy and practice is to amortize these amounts into revenue over the life of the contract.  Switched voice services consist of billed minutes of use, primarily for the transmission of voice long-distance services on behalf of both wholesale and retail customers.  Data and Internet services consist of the sale of high-speed data transport services utilizing technology based on Internet protocol (“IP”), ATM/frame relay, data collocation and web hosting.  IT consulting consists of information technology consulting services and related hardware sales.  Network construction and other services consist of joint-use network construction projects.

	(Unaudited)
	Three Months Ended March 31,
($ in millions)	2002	2001	$ Change	% Change

Revenue
Broadband transport	$108.4	$111.7	$(3.3)	(3)%
Switched voice services	85.8	103.9	(18.1)	(17)%
Data and Internet	32.0	28.9	3.1	11%
IT consulting	42.3	32.1	10.2	32%
Network construction and other services	0.5	21.9	(21.4)	(98)%
Total revenue	269.0	298.5	(29.5)	(10)%

Costs and Expenses:
Cost of services and products	172.2	181.2	(9.0)	(5)%
Selling, general and administrative	77.3	86.1	(8.8)	(10)%
Total costs and expenses	249.5	267.3	(17.8)	(7)%

EBITDA	$19.5	$31.2	$(11.7)	(38)%
EBITDA margin	7.2%	10.5%		(3	)pts

Revenue

Broadband segment revenue decreased $30 million, or 10%, to $269 million in the first quarter of 2002 compared to the same period in 2001.  Nearly all of the decrease was attributable to network construction and the continued decline of switched voice services as rates and volume fell due to intense competition.  These decreases were partially offset by an increase in IT consulting revenue.   The Company decided to exit the network construction business as part of the November 2001 restructuring plan.

In comparison to the first quarter of 2001, broadband transport revenue decreased $3 million, or 3%, to $108 million.  The slight decrease is the net effect of lower dedicated optical circuit revenue as demand from emerging carriers decreased, offset by an increase in revenue from IRU amortization related to renegotiation of IRU contracts with one of the Company’s customers who has filed for Chapter 11 bankruptcy protection.  In order for these contracts to survive the customer’s bankruptcy, the contracts were adjusted to reduce the services provided, update the operations and maintenance fees to a current market rate and shorten the lives of the agreements.

Switched voice services revenue decreased 17% compared to the first quarter of 2001, from $104 million to $86 million.  This was the result of declining rates and volume due to intense competition.  At the same time, the Company made an effort to minimize sales to less creditworthy customers in the wake of increasing bankruptcies in the wholesale segment of this market.

Data and Internet revenue increased $3 million, or 11%, compared to the first quarter of 2001 as revenue continued to increase on the strength of demand for dedicated IP and ATM/frame relay services.  These increases were partially offset by an anticipated decrease in data collocation revenue, as the Company closed eight of its eleven data centers as part of its November 2001 restructuring plan.

IT consulting revenue grew $10 million, or 32%, during the first quarter of 2002 compared to the first quarter of 2001.  Revenue from services and hardware sales comprised 20% and 80% of IT consulting revenue, respectively, in both periods presented.

Network construction and other services revenue decreased $21 million, or 98%, compared to the first quarter of 2001 as a result of a large, joint-use construction project nearing completion.  As further discussed in the Company’s 2001 Form 10-K, the Company’s November 2001 restructuring plan included plans to exit the network construction business upon completion of that large project.  Accordingly, the Company will report the network construction business as a discontinued operation once its obligations are substantially complete, thereby reducing network construction and other services revenue in future reporting periods.

Costs and Expenses

Cost of services and products primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs for IT consulting.  In the first quarter of 2002, cost of services and products amounted to $172 million, a 5% decrease from the $181 million incurred during 2001.  These decreases were driven primarily by lower broadband transport, switched voice services and network construction revenue and include cost reductions implemented as part of the November 2001 restructuring plan.

SG&A expenses decreased 10% to $77 million in the first quarter of 2002 from $86 million a year earlier.  The decrease was due primarily to lower employee costs, as headcount was approximately 1,000 less than the same quarter in 2001.

EBITDA decreased in the first quarter of 2002 by $12 million, or 38%, to $20 million compared to the first quarter of 2001. This reduction was the result of decreasing revenue that was only partially offset by a decrease in expenses.  EBITDA margin decreased three points to 7% in the first quarter of 2002 compared to the first quarter of 2001.  However, compared to the fourth quarter of 2001, EBITDA increased $11 million or 135% in the first quarter of 2002, as cost reductions from the November 2001 restructuring plan were realized.

LOCAL

The Local segment provides local telephone service, network access, data transport, DSL and dial-up Internet access, long distance and other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana.  These services are provided by the Company’s CBT subsidiary.  As of January 1, 2002, the digital subscriber line (“DSL”) and dial-up Internet operations of ZoomTown, formerly reported in the Other segment, were merged with the operations of CBT and are now reflected in the Local segment in the current and prior periods.

	(Unaudited)
	Three Months Ended March 31,
($ in millions)	2002	2001	$ Change	% Change

Revenue
Local service	$117.0	$115.4	$1.6	1%
Network access	51.0	51.7	(0.7)	(1)%
Other services	41.7	37.9	3.8	10%
Total revenue	209.7	205.0	4.7	2%

Costs and Expenses:
Cost of services and products	70.4	70.7	(0.3)	n/m
Selling, general and administrative	33.1	30.8	2.3	7%
Total costs and expenses	103.5	101.5	2.0	2%

EBITDA	$106.2	$103.5	$2.7	3%
EBITDA margin	50.6%	50.5%		n/m

Revenue

In the first quarter of 2002, revenue increased $5 million versus 2001, or 2%, to $210 million.  High-speed data and Internet services such as DSL, value-added services such as custom calling features, equipment sales and related installation and maintenance, and the resale of broadband products contributed nearly all of the revenue growth.  CBT continued to produce revenue growth by leveraging the investment in its network and through creative product bundling solutions such as its Complete Connections® offering, which allows the customer to consolidate high-speed data transport, local service, custom-calling features, Internet access, and services provided by CBW and CBAD on one monthly bill.

Local service revenue grew 1% during the quarter to $117 million, compared to the first quarter of 2001, and contributed 34% of the total revenue growth of the segment.  The revenue growth was driven by value-added services and DSL, offset partially by declining access line revenue.  The Company’s Complete Connections® calling service bundle added over 16,000 subscribers during the quarter, bringing total residential subscribership to 252,000, or 37% of all residential households in CBT’s operating area.  Of the Complete Connections® subscribers, nearly 26,000 have chosen the most comprehensive bundle, Complete Connections Universal®.  CBT continued to expand the Company’s DSL high-speed data transport service with subscribership growing to 65,000, a 42% increase over the first quarter of 2001.  CBT is able to provision service across the vast majority of its local network infrastructure, as 83% of its access lines are loop-enabled for DSL transport.

Network access revenue of $51 million decreased $1 million, or 1%, compared to 2001 as carrier customers continued to reduce their capacity requirements and reevaluate their business models.

Other services revenue grew 10%, or $4 million, to $42 million in the first quarter of 2002 compared to the first quarter of 2001. The increase in this category was attributable to equipment sales and related installation and maintenance, and the resale of national broadband services.  The Company’s Internet access service (Fuse®) added 10,000 new subscribers during the first quarter, bringing total subscribership at the end of the quarter to approximately 110,000.

Costs and Expenses

Cost of services and products of $70 million in 2002 were flat compared to the same period in 2001.  CBT incurred increases totaling $6 million in the quarter for the cost of materials for equipment sales and resale of national broadband products.  These increases were substantially offset by a reduction in employee costs related to the November 2001 restructuring plan that merged the DSL and dial-up Internet operations of ZoomTown with CBT.

SG&A expenses increased 7%, or $2 million to $33 million in the first quarter of 2002 compared to the first quarter of 2001, due primarily to an increase in advertising expenses for CBT’s various product offerings, including the capabilities of the national optical network in its territory.

As a result of the above, EBITDA reached $106 million in the first quarter of 2002, a $3 million, or 3%, increase over the same period in 2001.  EBITDA margin remained steady at 51%.  CBT maintained its margins, EBITDA and profitability by leveraging the investment in its telecommunications network to offer new value-added products and services without significant incremental costs.  In addition, CBT offers a wide variety of telecommunications services at attractive prices with the added convenience of one customer bill.  As a result, CBT has lost only 2% of access lines to competitors since 1998.

WIRELESS

The Wireless segment comprises the operations of Cincinnati Bell Wireless LLC (“CBW”), a venture in which the Company owns 80.1% and AWS owns the remaining 19.9%.  The balance of AWS’s minority interest is adjusted as a function of AWS’s 19.9% share of the operating income (or loss) of CBW, with an offsetting amount being reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Minority interest expense.”  The Wireless segment provides advanced digital personal communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating area.  Services are provided over the CBW’s regional wireless network and AWS’s national wireless network.

	(Unaudited)
	Three Months Ended March 31,
($ in millions)	2002	2001	$ Change	% Change

Revenue
Service	$59.0	$53.6	$5.4	10%
Equipment	3.0	3.5	(0.5)	(14)%
Total revenue	62.0	57.1	4.9	9%

Costs and Expenses:
Cost of services and products	25.4	24.4	1.0	4%
Selling, general and administrative	13.4	18.0	(4.6)	(26)%
Total costs and expenses	38.8	42.4	(3.6)	(8)%

EBITDA	$23.2	$14.7	$8.5	58%
EBITDA margin	37.4%	25.7%		+12	pts

Revenue

Wireless segment revenue grew 9%, or $5 million, to $62 million in the first quarter of 2002 compared to the same period in 2001, with the entire revenue growth attributable to higher service revenue for postpaid subscribership.  Prepaid revenue declined 7% in the first quarter of 2002 compared to the same period in 2001 due to a decline in minutes of use.  In addition, equipment revenue declined $1 million, or 14%, due to fewer activations during the period compared to the first quarter of 2001.

CBW added 2,400 net subscribers during the quarter, with nearly 81% of the growth generated by the prepaid category and the remainder from postpaid services.  At the end of the first quarter of 2002, total subscribership stood at approximately 465,000, a 23% increase compared to the end of the first quarter of 2001.  Subscribership to CBW’s i-wirelessSM prepaid product grew from approximately 123,000 subscribers at the end of the first quarter of 2001 to approximately 153,000 at the end of the first quarter of 2002.  This is significant because i-wirelessSM represents an efficient use of CBW’s wireless network.  These subscribers generally make use of the network during off-peak periods.  In addition, the cost per gross addition (“CPGA”) of $65 for i-wirelessSM subscribers was only one-sixth of the CPGA for postpaid subscribers during the quarter.  In total, CBW’s market share decreased to approximately 28% from 29% as of December 31, 2001, as net activations were less than the growth of the market.

Average revenue per unit (“ARPU”) from postpaid subscribers of $56 in the first quarter of 2002 decreased approximately $3 compared to the fourth quarter of 2001 due to pricing pressure from increasing competition and higher penetration rates among lower usage subscribers.  Average monthly customer churn remained low in the face of aggressive competition and was among the best in the industry at 1.61% for postpaid subscribers.  Further, by targeting the youth market rather than low-credit customers, CBW maintained a relatively low churn rate of approximately 4.42% for prepaid customers during the same period.

Costs and Expenses

Cost of services and products consists largely of incollect expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), network operations costs, interconnection expenses and cost of equipment sold.  These costs were 41% of revenue in the first quarter of 2002, an improvement from the 43% incurred during the first quarter of 2001.  In total, costs of services and products increased 4% in the first quarter of 2002 compared to the first quarter of 2001, to $25 million due primarily to increased subscribership and associated interconnection charges, incollect expense and customer care.

SG&A expenses include the cost of customer acquisition, which consists primarily of the subsidy of customer handsets, advertising, distribution and promotional expenses.  These costs decreased by $5 million in the first quarter of 2002 compared to the same period of 2001, or 26%, as net subscribers added in 2002 were 37,000 lower than the first quarter 2001 net subscriber additions of 39,000.  In 2002, the CPGA for postpaid customers was $390, or 25% more than the $311 incurred in 2001, as net subscriber additions declined at a faster rate than expenses.  SG&A expenses continued to decrease as a percentage of total revenue, decreasing from 32% of revenue in the first quarter of 2001 to 22% in 2002 as CBW continued to leverage its established brand name and existing customer base.

The Wireless segment continued significant EBITDA improvement as CBW leveraged its network investment and benefited from an embedded customer base and low customer churn.  In the first quarter of 2002, EBITDA of $23 million was $9 million higher than the same period in the prior year.  In addition, EBITDA margin increased 12 points to 37% in the first quarter of 2002.

OTHER

The Other segment comprises the operations of the Company’s CBAD and Public subsidiaries.  The results of CBD are no longer reflected in this segment pursuant to the sale of substantially all of the assets of this business in March 2002.  On January 1, 2002, as part of the Company’s November 2001 restructuring plan, ZoomTown’s web hosting activities were merged into Broadwing Communications and are reported in the Broadband segment subsequent to December 31, 2001.  In addition, ZoomTown’s DSL and dial-up Internet operations were assumed by CBT subsequent to December 31, 2001 and the results are now reflected in the Local segment in the current and prior periods.  A detailed discussion of the CBD disposition and segment realignment is presented in Notes 2 and 9, respectively, of the Notes to the Condensed Consolidated Financial Statements.

	(Unaudited)
	Three Months Ended March 31,
($ in millions)	2002	2001	$ Change	% Change

Revenue	$19.5	$18.0	$1.5	8%

Costs and Expenses:
Cost of services and products	16.1	13.8	2.3	17%
Selling, general and administrative	3.5	4.3	(0.8)	(19)%
Total costs and expenses	19.6	18.1	1.5	8%

EBITDA	$(0.1)	$(0.1)	$—	n/m
EBITDA margin	(0.5)%	(0.6)%		n/m

Revenue

Other segment revenue in the first quarter of 2002 increased $2 million, or 8%, to $20 million compared to the first quarter of 2001.  CBAD produced all of the revenue growth based on the continued success of its “Any Distance” long-distance service offering.  This offer has been successful in capturing 560,000 subscribers in the Cincinnati and Dayton, Ohio operating area, with subscribership in the Cincinnati area representing residential and business market shares of approximately 68% and 39% of access lines, respectively.   Revenue from Public declined 12% versus the first quarter of 2001, somewhat offsetting the increase from CBAD, as revenue from the sales associated with payphones used by inmates declined.

Costs and Expenses

Cost of services and products totaled $16 million in the first quarter of 2002, a $2 million, or 17%, increase compared to the first quarter of 2001.  CBAD costs were responsible for the entire increase due to increased access charges and personnel costs as volume continued to grow.   In 2002, gross profit margin for the segment decreased six margin points to approximately 17% as strong competition impacted both CBAD and Public.

SG&A expenses decreased $1 million, or 19%, in the first quarter of 2002 compared to the same period in 2001.  Nearly all of the decrease is due to improved cost management in response to the competitive markets in which these businesses compete.

EBITDA and EBITDA margin remained flat at zero in both periods presented.

Financial Condition

Capital Investment, Resources and Liquidity

As the Company’s businesses mature and the initial network investments in wireless, DSL and broadband come to completion, the Company will focus its reduced capital spending toward success-based initiatives which occur primarily as customers are added to the Company’s networks.  The Company intends to drive revenue and margin expansion by increasing the utilization of its completed networks.  However, the Company expects that capital expenditures will exceed positive cash flow generated by its operations and therefore drive the need for additional borrowings for a substantial portion of the year.

In November 1999, the Company obtained a $1.8 billion credit facility from a group of lending institutions.  This credit facility was increased to $2.1 billion in January 2000 and subsequently increased to $2.3 billion in June 2001.  Total availability under this credit facility decreased to $1.93 billion in the first quarter of 2002 following a $335 million prepayment of the outstanding term debt facilities (resulting from the sale of substantially all of the assets of CBD) and $35 million in scheduled amortization of the credit facility.  This credit facility now consists of $866 million in revolving credit, maturing in various amounts between 2002 and 2004, and $571 million in term loans from banking institutions and $493 million from non-banking institutions, maturing in various amounts between 2002 and 2007.

At March 31, 2002, the Company had drawn approximately $1.663 billion from the remaining credit facility capacity of $1.93 billion, and had outstanding letters of credit totaling $4 million, leaving $263 million in additional borrowing capacity under this credit facility.  These borrowings have been used by the Company to refinance its existing debt and debt assumed as part of the merger with IXC Communications Inc. (“IXC”) in November 1999 and to fund its capital expenditure program and other working capital needs.  The amount refinanced included approximately $404 million borrowed in order to redeem the outstanding 9% Senior Subordinated Notes assumed during the merger as part of a tender offer.  This tender offer was required under the terms of the bond indenture due to the change in control provision.

Total availability under the credit facility will decrease throughout the remaining nine months of 2002 to approximately $1.825 billion due to approximately $4 million of scheduled amortization of the term debt facilities and $101 million of scheduled amortization of the revolving credit facility.  The Company believes that its borrowing availability will be sufficient to provide for its financing requirements in excess of amounts generated by operations for the foreseeable future.

The short-term debt on the balance sheet at March 31, 2002 consisted of approximately $25 million of principal payments, $5 million of which was related to the credit facility and $20 million of which was related to CBT Bond payments due during the next twelve months.  The remaining balance of short-term debt of $11 million was related to the short-term portion of capital leases.

The Company is also subject to financial covenants in association with the credit facility.  These financial covenants require that the Company maintain certain debt to EBITDA, debt to capitalization, senior secured debt to EBITDA and interest coverage ratios.  This facility also contains certain covenants which, among other things, restrict the Company’s ability to incur additional debt or liens; pay dividends; repurchase Company common stock; sell, transfer, lease, or dispose of assets, make investments or merge with another company.  In December 2001, the Company obtained an amendment to its credit facility to substantially exclude the charges associated with the November 2001 restructuring plan from the covenant calculations and amend certain defined terms.  In March 2002, the Company obtained an additional amendment to allow for the sale of substantially all of the assets of CBD, exclude charges related to SFAS 142, increase its ability to incur additional indebtedness and amend certain defined terms.

In February 2002, the Company’s corporate credit rating was downgraded by Moody’s Investor Service to Ba3 from its previous level of Ba1.  In March 2002, the Company’s corporate credit rating was downgraded by Standard and Poor’s and Fitch Rating Service to BB from its previous level of BB+.  These downgrades will result in additional cash interest expense of 50 basis points on up to $1.437 billion of the Company’s credit facility, thereby increasing interest expense by a maximum of $7 million annually.  Historically, the credit facility was secured only by a pledge of the stock certificates of certain subsidiaries of the Company.  As a result of the downgrades, the Company also became obligated to provide certain subsidiary guarantees and liens on the assets of the Company and certain subsidiaries in addition to the stock certificates of the subsidiaries.

In May 2002, the Company obtained an amendment to its credit facility to exclude certain subsidiaries from the obligation to secure the credit facility with subsidiary guarantees and asset liens, extend the time to provide required collateral and obtain the ability to issue senior unsecured indebtedness and equity under specified terms and conditions.  The amendment also placed additional restrictions on the Company under the covenants related to indebtedness and investments and further increased the interest rates on the total credit facility by 50 basis points, which will result in additional interest expense of a maximum of $10 million annually.

The Company is in compliance with all covenants set forth in its credit facility and other indentures.  Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements contained in this report for a complete discussion of debt and the related covenants.

The interest rates charged on borrowings from the credit facility can range from 150 to 350 basis points above the London Interbank Offering Rate (“LIBOR”), and are currently between 275 and 325 basis points above LIBOR as a result of the Company’s credit rating.  The Company incurs banking fees in association with this credit facility that range from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

As of the date of this filing, the Company maintains the following credit ratings:

Entity	Description	Standard and Poor’s	Fitch Rating Service	Moody’s Investor Service
BRW	Corporate Credit Rating	BB	BB	Ba3
CBT	Corporate Credit Rating	BB	BB+	Ba1

The Company does not have any downgrade triggers that would accelerate the maturity dates of its debt.  However, further downgrades in the Company’s credit rating could adversely impact the cost of current and future debt facilities as well as the Company’s ability to execute future financings.  Based on the balances of the Company’s outstanding long-term debt as of March 31, 2002, a 1% increase in the Company’s average borrowing rates would result in approximately $17 million in incremental annual interest expense.  In addition, if the Company’s credit rating is below Baa3 or BBB- as rated by Moody’s or Standard & Poor’s, respectively, in 2002 and future periods, the Company is obligated by its credit facility covenants to use 50% of any annual excess cash flows, as defined in its credit facility agreement, to reduce its outstanding borrowings.  If the Company is unable to meet the covenants of its various debt agreements, the payment of the underlying debt could be accelerated.  Additionally, the Company is currently obligated by its credit facility to use the net cash proceeds received from certain asset sales or issuances of debt or equity by the Company or any of its subsidiaries to reduce its outstanding borrowings.

The Company had various investments in cost-based equity securities that had a carrying value of approximately $20 million as of March 31, 2002.  The value of the total investment portfolio decreased approximately $19 million during the first quarter of 2002 due substantially to the Company’s liquidation of Anthem Inc. shares received as a result of that company’s demutualization.

Capital expenditures for the first three months of 2002 were approximately $53 million, 73% lower that the $198 million spent in the first three months of 2001.  Capital expenditures to maintain and strategically expand the national optical network, enhance the wireless network and maintain the local Cincinnati wireline network are expected to be approximately $300 million in 2002 versus $649 million in 2001.  The reduction in capital expenditures is the result of the completion of the optical overbuild of the national network and the footprint of the regional wireless network.

Balance Sheet

The following comparisons are relative to December 31, 2001.

The change in cash and cash equivalents, short term investments and investments in other entities is explained in the preceding discussion of capital investment, resources and liquidity or in the cash flow discussion below.  The decrease of $66 million in net property, plant and equipment was due to the depreciation of assets exceeding capital expenditures.  The decrease of $106 million in deferred income tax benefits was due to the utilization of benefits related to the realized gain on the sale of substantially all of the assets of CBD.  The decrease in assets and liabilities from discontinued operations was due to the sale of the Company’s CBD subsidiary in March 2002 (further described in Note 2 to the Condensed Consolidated Financial Statements).

The decrease in short-term and long-term debt of $114 million and $164 million, respectively, was due to the prepayment of term debt of the Company’s credit facility as a result of the sale of substantially all of the assets of CBD, offset somewhat by additional borrowings to fund the Company’s capital expenditures and other working capital needs.  Accounts payable decreased 27% primarily due to sequential decreases in capital spending as construction of the optical network was completed.  The decrease in noncurrent unearned revenue of $24 million was due to scheduled amortization of outstanding IRU agreements, offset partially by consideration received for an additional contract entered into during the quarter.  The buyer of IRU services typically pays cash upon execution of the contract.  The Company’s policy and practice is to amortize these amounts into revenue over the life of the contract.

Accumulated other comprehensive loss decreased by $3 million as increasing interest rates throughout the first quarter of 2002 resulted in an increase in the value of interest rate swaps, which carry fixed interest rates.

Cash Flow

For the first three months of 2002, cash used in operating activities of continuing operations totaled $17 million, $62 million less than the $45 million provided by operating activities during the first three months of 2001, as a higher net loss from continuing operations was partially offset by a decrease in working capital needs.

The Company’s investing activities included outflows for capital expenditures and inflows from the sale of equity investments. Capital expenditures during the first three months of 2002 totaled $53 million, $145 million lower than the $198 million spent during the first three months of 2001.  The decrease is due to completion of both the national network and its optical overbuild in addition to the completion of the wireless network footprint and installation of DSL-enabling equipment at CBT.  The Company received proceeds of $345 million as a result of the sale substantially all of the assets of CBD and $23 million from the sale of its entire equity stake in Anthem Inc.

Approximately $15 million in preferred stock dividends were paid to preferred shareowners during the first three months of 2002.  Of this amount, approximately $12 million is included in the “Minority interest expense” caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, the Company repaid a net $284 million of its credit facility during the first three months of 2002 as discussed above.  Please refer to Notes 5 and 8 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of debt and minority interest.

EBITDA

EBITDA represents net income (loss) from continuing operations before interest, income tax expense (benefit), depreciation, amortization, restructuring and other charges (credits), minority interest expense (income), equity loss in unconsolidated entities, loss (gain) on investments, other expense (income), extraordinary items and the effect of changes in accounting principles.  EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net income (loss) as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies.  The Company has presented certain information regarding EBITDA because the Company believes that EBITDA is generally accepted as providing useful information regarding a company’s ability to service and incur debt.  In addition, the Company uses EBITDA as a key measurement of operating segment performance.

EBITDA of $147 million in the first quarter of 2002 increased 2%, or $3 million, compared to the same quarter in 2001.  Increases in Local and Wireless segments, due to aggressive cost management were offset by a decrease in the Broadband segment due to declining revenue.  Growth in the Other segment remained relatively flat.

Regulatory Matters and Competitive Trends

Federal — The Telecommunications Act of 1996 (the “1996 Act”), including the rules subsequently adopted by the Federal Communications Commission (“FCC”) to implement the 1996 Act, can be expected to impact CBT’s in-territory local exchange operations in the form of greater competition.

State — At the state level, CBT conducts local exchange operations in portions of Ohio, Kentucky and Indiana and, consequently, is subject to regulation by the Public Utilities Commissions (“PUC”) in those states.  In Ohio, the PUC is concluding a proceeding that will establish permanent rates that CBT can charge to competitive local exchange carriers for unbundled network elements.  The Kentucky commission recently initiated a similar case to establish rates for unbundled network elements in Kentucky.  The establishment of these rates is intended to facilitate market entry by competitive local exchange carriers.

The Ohio PUC has required SBC Communications Inc. (“SBC”) and Verizon Communications Inc. (“Verizon”) to offer competitive local exchange services in several Ohio markets, including the Cincinnati market, as a condition to the approval of their respective mergers involving Ameritech Corp. and GTE Corp.

Both SBC and Verizon have entered into interconnection agreements with CBT and are expected to begin providing service to the Cincinnati market during 2002.

CBT is currently subject to an Alternative Regulation Plan (“Alt Reg Plan”) in Ohio.  The current Alt Reg Plan gives CBT pricing flexibility in several competitive service categories in exchange for CBT’s commitment to freeze certain basic residential service rates during the term of the Alt Reg Plan.  The term of the current Alt Reg Plan will expire on June 30, 2002.  However, CBT has the right to request that the Alt Reg Plan be extended through June 30, 2003.  CBT requested this extension on March 1, 2002.  A decision from the Ohio PUC is currently pending.  In the event CBT’s request is denied, CBT would be required to initiate a proceeding to establish a new Alt Reg Plan or, if then available, adopt the generic Alt Reg Plan currently being developed by the Ohio PUC.  Failure to obtain an extension of the current Alt Reg Plan, or to obtain approval of a new Alt Reg Plan with similar pricing flexibility, could have an adverse impact on CBT’s operations.

Business Outlook

Evolving technology, consumer preferences, legislative and regulatory initiatives and convergence of communications technology are causes of increasing competition.  The range of communications services, the equipment available to provide and access such services and the number of competitors offering such services continue to increase. In addition, the difficult economic environment and limited access to capital markets could continue to cause customers to delay or default on payments and reduce purchases commensurate with demand. These initiatives and developments could make it difficult for the Company to maintain current revenue and operating margins.

Cincinnati Bell Telephone’s current and potential competitors include other ILECs, wireless services providers, interexchange carriers, competitive local exchange carriers, cable operators and others.  To date, Cincinnati Bell Telephone has signed various interconnection agreements with competitors and approximately 2% of net network access lines have been transferred to competitors since 1998.

Cincinnati Bell Wireless is one of seven active wireless service providers in the Greater Cincinnati and Dayton, Ohio metropolitan market areas.  In the first quarter of 2002, CBW’s net activations were 23,000 less than the fourth quarter of 2001. In addition, minutes of use for postpaid services have remained flat over the three most recent quarterly periods.

Cincinnati Bell Any Distance has captured substantial market share in the Greater Cincinnati area since the introduction of its Any Distance offer in January of 2000, but faces intense competition from long-distance providers and other resellers.  Margins on long-distance rates continue to fall as providers attempt to maintain their subscriber base, which creates the need for substantial advertising in order to capture and retain market share.

The Company’s other subsidiaries face intense competition in their markets, principally from larger companies.  These subsidiaries differentiate themselves by leveraging the strength and recognition of the Company’s brand equity, by providing customers with superior service, by focusing on niche markets and by developing and marketing customized bundled services.

Broadwing Communications faces significant competition from other fiber-based telecommunications companies such as AT&T Corp., WorldCom, Inc., Sprint Corporation, Level 3 Communications, Inc. and Qwest Communications International Inc.  Broadwing Technology Solutions, a business unit of Broadwing Communications, competes with intranet hardware vendors, wiring vendors, and other information technology consulting businesses.  The web hosting operations of Broadwing Communications face competition from nationally known web hosting providers.  In order to achieve competitive advantages, the Company intends to develop new products and services or blend products and services from other subsidiaries into the operations of Broadwing Communications.

The Company believes that its reputation for quality service and innovative products can be successfully exported from its local franchise area.  The Company has successfully blended its provisioning and marketing expertise with Broadwing Communications’ next-generation optical network in order to introduce advanced calling and data transport services throughout the United States.  The Company intends to retain market share with respect to its current service offerings and continue to pursue rapid growth in data transport and wireless communications services.  The Company also intends to continue to leverage its investment in its local communications network and regional wireless network to provide new and incremental product and service offerings to customers in the Greater Cincinnati and Dayton, Ohio markets.  In addition, the Company intends to continue to diversify its customer base by focusing on enterprise customers.  During the first quarter of 2002, revenue from enterprise customers comprised 41% of total revenue, with consumers contributing 26% and carriers the remaining 33%.

Business Development

To enhance shareowner value, the Company continues to review opportunities for acquisitions, divestitures, equity investments and strategic partnerships.

Commitments and Contingencies

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

In 2001 and 2000, the Company’s Broadwing Communications subsidiary entered into agreements with two vendors to provide bundled internet access to the Company’s customers based on a monthly maintenance fee.  In March 2002, Broadwing Communications terminated its contract with one of the vendors, which was an action contemplated in the original November 2001 restructuring plan for which an amount could not be reasonably estimated at that time.  This contract termination reduced the Company's future commitments by approximately $60 million.  As of March 31, 2002, Broadwing Communications had committed to purchase approximately $15 million of bundled internet access over thirty-two months from the remaining vendor.  These services were previously purchased from other vendors on a usage basis.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate fluctuations.  To manage its exposure to interest rate fluctuations, the Company uses a combination of variable rate short-term and fixed rate long-term financial instruments.  The Company employs derivative financial instruments to manage its exposure to fluctuations in interest rates.  The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.  A more detailed discussion of the Company’s use of financial instruments is presented in Note 6 of the Notes to Condensed Consolidated Financial Statements.

The Company is, however, required by terms of its credit facility to engage in interest rate swaps once certain thresholds are exceeded with regard to floating rate debt as a percentage of the Company’s total debt.  The Company exceeded this threshold during 2000 and, accordingly, entered into a series of interest rate swap agreements on notional amounts totaling $130 million. The Company continued to exceed the above noted threshold in the first quarter of 2002, and therefore as of March 31, 2002, the Company held interest rate swaps with notional amounts totaling $490 million.  The purpose of these agreements is to hedge against changes in market interest rates to be charged on the Company’s borrowings under its credit facility.  The increase in the notional amount from 2000 to the first quarter of 2002 is a result of the Company’s additional borrowings under its credit facility during that period.

These swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties.  Because these amounts are not exchanged, the notional amounts of these agreements are not indicative of the Company’s exposure resulting from these derivatives.  The amounts to be exchanged between the parties are primarily the result of the swap’s notional amount and the fixed and floating rate percentages to be charged on the swap.  In accordance with SFAS 133, interest rate differentials associated with the Company’s interest rate swaps are recorded as an adjustment to interest payable or receivable with the offset to interest expense over the life of the swap.  The swap agreements were a liability with a fair value of $7.1 million recorded on the balance sheet as of March 31, 2002, and a $4.6 million tax-effected amount recorded in other comprehensive income.

Potential nonperformance by counterparties to the swap agreements exposes the Company to a certain amount of credit risk due to the possibility of counterparty default.  Because the Company’s only counterparties in these transactions are financial institutions that are at least investment grade, it believes the risk of counterparty default is minimal.

Interest Rate Risk Management — The Company’s objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is included in Note 11 of the Notes to the Condensed Consolidated Financial Statements on page 23 of this quarterly report.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the first quarter of 2002.

The Company’s annual meeting of shareholders was conducted on April 29, 2002.  At this meeting, shareholders voted on:

i.                       Election of three directors for three-year terms expiring in 2005,

The results of such votes were as follows:

i.                       J. Taylor Crandall was elected as a director with 187,444,744 common shares voting for election and 5,175,781 shares voting against election.  Daniel J. Meyer was elected as a director with 188,077,936 common shares voting for election and 4,562,589 shares voting against election.  Mary D. Nelson was elected as a director with 187,401,159 common shares voting for election and 5,239,366 shares voting against election.

Item 5.  Other Information

At the annual shareholders’ meeting on April 29, 2002, James Kiggen retired as chairman of the board.  Richard E. Ellenberger was appointed as the new chairman.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

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

(4)(b)(i)

Rights Agreement dated as of April 29, 1997, between the Company and The Fifth Third Bank which includes the form of Certificate of Amendment to the Amended Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on May 1, 1997).

(4)(b)(ii)

Amendment No. 1 to the Rights Agreement dated as of July 20, 1999, between the Company and The Fifth Third Bank (Exhibit 1 to Amendment No. 1 of the Company’s Registration Statement on Form 8-A filed on August 6, 1999).

(4)(b)(iii)

Amendment No. 2 to the Rights Agreement dated as of November 2, 1999, between the Company and The Fifth Third Bank (Exhibit 1 to Amendment No. 2 of the Company’s Registration Statement on Form 8-A filed on November 8, 1999).

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

(4)(c)(vi)	Indenture dated as of July 21, 1999 among Cincinnati Bell Inc., and The Bank of New York, as Trustee (Exhibit 4.10 to Form S-3 filed on November 10, 1999, File No.1-8519).

(4)(c)(vii)

No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).  Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(i)(1.0)

Amended and restated Credit Agreement dated as of November 9, 1999, amended and restated as of January 12, 2000 (“Credit Agreement”), among Cincinnati Bell and IXCS as the Borrowers, Cincinnati Bell as Parent Guarantor, the Initial Lenders, Initial Issuing Banks and Swing Line Banks named herein, Bank of America,  N.A., as Syndication Agent, Citicorp USA, Inc., as Administrative Agent, Credit Suisse First Boston and The Bank of New York, as Co-Documentation Agents, PNC Bank, N.A., as Agent and Salomon Smith Barney Inc. and Banc of America Securities LLC, as Joint Lead Arrangers.  (Amended and restated Credit Agreement filed as Exhibit 10.1 to Form 10-Q, for the quarter ended March 31, 2000, File No. 1-8519).

(10)(i)(1.1)+

Letter Amendment and Waiver No. 1 dated as of May 17, 2000 to the amended and restated Credit Agreement.  (Original Credit Agreement filed as Exhibit 10.1 to Form 8-K, date of report November 12, 1999, File No. 1-8519).

(10)(i)(1.2)+

Letter Amendment No. 2 dated as of November 3, 2000 to the amended and restated Credit Agreement.  (Original Credit Agreement filed as Exhibit 10.1 to Form 8-K, date of report November 12, 1999, File No. 1-8519)

(10)(i)(1.3)+

Letter Amendment and Waiver No. 3 dated as of June 12, 2001 to the amended and restated Credit Agreement.  (Original Credit Agreement filed as Exhibit 10.1 to Form 8-K, date of report November 12, 1999, File No. 1-8519)

(10)(i)(1.4)+	Amendment No. 4 dated as of June 27, 2001 to the amended and restated Credit Agreement. (Original Credit Agreement filed as Exhibit 10.1 to Form 8-K, date of report November 12, 1999, File No. 1-8519)

(10)(i)(1.5)+

Amendment No. 5 dated as of December 13, 2001 to the amended and restated Credit Agreement.  (Original Credit Agreement filed as Exhibit 10.1 to Form 8-K, date of report November 12, 1999, File No. 1-8519)

(10)(i)(1.6)+	Amendment No. 6 dated as of March 1, 2002 to the amended and restated Credit Agreement. (Original Credit Agreement filed as Exhibit 10.1 to Form 8-K, date of report November 12, 1999, File No. 1-8519)

(10)(i)(1.7)+

Amendment No. 7 dated as of March 15, 2002 to the amended and restated Credit Agreement.  (Original Credit Agreement filed as Exhibit 10.1 to Form 8-K, date of report November 12, 1999, File No. 1-8519)

(10)(i)(1.8)+	Amendment No. 8 dated as of April 8, 2002 to the amended and restated Credit Agreement. (Original Credit Agreement filed as Exhibit 10.1 to Form 8-K, date of report November 12, 1999, File No. 1-8519)

(10)(i)(1.9)+	Amendment No 9 dated as of May 1, 2002 to the amended and restated Credit Agreement. (Original Credit Agreement filed as Exhibit 10.1 to Form 8-K, date of report November 12, 1999, File No. 1-8519)

(10)(i)(2)

Asset Purchase Agreement by and among Broadwing Inc., Cincinnati Bell Directory Inc. and CBD Media, Inc. dated as of February 4, 2002.  (Exhibit (10)(i)(2) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

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

(10)(iii)(A)(3)(i)*	Broadwing Inc. Pension Program, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(3)(ii)*	Cincinnati Bell Pension Program, as amended and restated effective March 3, 1997. (Exhibit (10)(iii)(A)(3)(ii) to Form 10-K for 1997, File No. 1-8519).

(10)(iii)(A)(4)*	Broadwing Inc. Executive Deferred Compensation Plan, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(5) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519)

(10)(iii)(A)(5)*	Broadwing Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(6)*	Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective February 1, 1999. (Exhibit (10)(iii)(A)(15) to Form 10-K for 1998, File No. 1-8519).

(10)(iii)(A)(7)*	Cincinnati Bell Inc. 1989 Stock Option Plan. (Exhibit (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(8)*	Employment Agreement dated January 1, 1999 between the Company and Richard G. Ellenberger. (Exhibit (10)(iii)(A)(9) to Form 10-K for 1998, File No. 1-8519).

(10)(iii)(A)(9)*	Employment Agreement effective January 1, 1999 between the Company and Kevin W. Mooney. (Exhibit (10)(iii)(A)(ii) to Form 10-K for 1998, File No. 1-8519).

(10)(iii)(A)(10)*	Employment Agreement effective December 4, 2001 between the Company and Michael W. Callaghan. (Exhibit (10)(iii)(A)(10) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(iii)(A)(11)*	Employment Agreement effective April 9, 1999 between the Company and Richard S. Pontin. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8519).

(10)(iii)(A)(12)*	Employment Agreement dated January 1, 1999 between the Company and John F. Cassidy. (Exhibit (10)(iii)(A)(8) to Form 10-K for 1999, File No. 1-8519).

(10)(iii)(A)(13)*	Employment Agreement effective January 1, 2000 between the Company and Jeffrey C. Smith. (Exhibit (10)(iii)(A)(12) to Form 10-Q for the quarter ended March 31, 2001, File No. 1-8519)

+ Filed herewith.

* Management contract or compensatory plan required to be filed as an exhibit.

The Company will furnish any other exhibit at cost.

(b)                                 Reports on Form 8-K.

Form 8-K, date of report February 11, 2002, reporting that the Company had entered into an Asset Purchase Agreement pursuant to which it had agreed to sell substantially all of the assets of its Cincinnati Bell Directory subsidiary.  As a result of the sale, the Company revised its 2002 projections for revenue and earnings before interest, taxes, depreciation and amortization.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Broadwing Inc.

Date:	May 15, 2002	/s/ Mary E. McCann
Mary E. McCann
Senior Vice President, Corporate Finance