Form 10-Q
period 2002-06-30
BROADWING INC
filed 2002-08-13
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

At July 31, 2002, there were 218,909,725 common shares outstanding.

TABLE OF CONTENTS

PART I.  Financial Information

Form 10-Q Part I	Broadwing Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

($ in Millions, Except Per Common Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue
Broadband	$278.1	$320.6	$547.1	$619.1
Local	209.9	206.9	419.6	411.9
Wireless	67.9	62.7	129.9	119.8
Other	20.4	19.3	39.9	37.3
Intersegment	(23.8)	(20.7)	(46.6)	(40.5)
Total revenue	552.5	588.8	1,089.9	1,147.6
Costs and Expenses
Cost of services and products (excluding depreciation of $100.6, $94.2, $194.8 and $183.2 included below)	267.6	284.3	532.2	556.7
Selling, general and administrative	126.8	153.0	252.6	295.2
Depreciation	115.8	105.9	231.0	205.0
Amortization	6.4	28.7	12.8	57.2
Restructuring	—	0.5	16.5	9.6
Total costs and expenses	516.6	572.4	1,045.1	1,123.7

Operating Income	35.9	16.4	44.8	23.9

Minority interest expense	14.8	12.7	29.0	25.4
Equity loss in unconsolidated entities	—	0.7	—	4.0
Interest expense	38.9	40.7	77.2	83.1
Loss (gain) on investments	0.2	3.8	(0.4)	1.1
Other expense (income), net	0.2	(0.8)	(0.4)	(0.1)
Loss from continuing operations before income taxes	(18.2)	(40.7)	(60.6)	(89.6)
Income tax expense (benefit)	0.1	(5.2)	(8.8)	(13.8)
Loss from continuing operations	(18.3)	(35.5)	(51.8)	(75.8)
Income (loss) from discontinued operations, net of taxes of $(0.1), $3.7, $119.7 and $7.3, respectively	(0.2)	6.7	217.6	13.1
Cumulative effect of change in accounting principle, net of taxes of $3.1	—	—	(2,008.7)	—
Net Loss	(18.5)	(28.8)	(1,842.9)	(62.7)
Dividends and accretion applicable to preferred stock	2.6	2.6	5.2	5.2
Net Loss Applicable to Common Shareowners	$(21.1)	$(31.4)	$(1,848.1)	$(67.9)

Net Loss	$(18.5)	$(28.8)	$(1,842.9)	$(62.7)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swaps	(1.7)	—	1.1	—
Unrealized gain (loss) on investments	—	0.5	—	(86.0)
Unrealized gain (loss) on cash flow hedges	—	(0.1)	—	14.1
Total other comprehensive income (loss)	(1.7)	0.4	1.1	(71.9)
Comprehensive Loss	$(20.2)	$(28.4)	$(1,841.8)	$(134.6)

Basic and Diluted Loss Per Common Share
Loss from continuing operations	$(0.10)	$(0.17)	$(0.27)	$(0.37)
Income from discontinued operations, net of taxes	—	0.03	1.00	0.06
Cumulative effect of change in accounting principle, net of taxes	—	—	(9.20)	—
Net Loss	$(0.10)	$(0.14)	$(8.47)	$(0.31)

Weighted Average Common Shares Outstanding (millions)
Basic and Diluted	218.4	217.4	218.3	216.9

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in Millions, Except Per Share Amounts)

	(Unaudited) June 30, 2002	December 31, 2001
Assets
Current assets
Cash and cash equivalents	$23.4	$30.0
Short-term investments	—	22.7
Receivables, net of allowances of $41.3 and $36.4	311.8	310.9
Materials and supplies	32.7	39.7
Deferred income tax benefits	14.9	16.7
Prepaid expenses and other current assets	35.6	30.0
Assets of discontinued operations	—	21.4
Total current assets	418.4	471.4

Property, plant and equipment, net of accumulated depreciation of $2,283.2 and $2,080.4	2,930.9	3,059.3
Goodwill	40.9	2,048.6
Other intangibles, net	378.1	396.3
Deferred income tax benefits	129.9	227.9
Other noncurrent assets	120.5	108.5
Total assets	$4,018.7	$6,312.0

Liabilities and Shareowners’ Equity (Deficit)

Current liabilities
Short-term debt	$62.0	$150.0
Accounts payable	146.8	189.9
Current portion of unearned revenue and customer deposits	164.0	178.3
Accrued taxes	112.2	110.9
Other current liabilities	205.3	281.2
Liabilities of discontinued operations	—	11.9
Total current liabilities	690.3	922.2

Long-term debt, less current portion	2,543.8	2,702.0
Unearned revenue, less current portion	351.3	415.9
Other noncurrent liabilities	156.9	157.8

Total liabilities	3,742.3	4,197.9

Minority interest	439.9	435.7

Commitments and contingencies	—	—

Shareowners’ Equity (Deficit)
6¾% Cumulative Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 3,105,000 depository shares issued and outstanding at June 30, 2002 and December 31, 2001	129.4	129.4

Common shares, $.01 par value; 480,000,000 shares authorized; 226,257,152 and 225,873,352 shares issued; 218,451,352 and 218,067,552 outstanding at June 30, 2002 and December 31, 2001	2.3	2.3

Additional paid-in capital	2,365.7	2,365.8
Accumulated deficit	(2,506.2)	(663.3)
Accumulated other comprehensive loss	(9.6)	(10.7)
Common shares in treasury, at cost: 7,805,800 shares at June 30, 2002 and December 31, 2001	(145.1)	(145.1)

Total shareowners’ equity (deficit)	(163.5)	1,678.4

Total liabilities and shareowners’ equity (deficit)	$4,018.7	$6,312.0

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in Millions)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities
Net loss	$(1,842.9)	$(62.7)

Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	2,008.7	—
Gain from sale of discontinued operations, net of taxes	(211.8)	—
Depreciation	231.0	205.0
Amortization	12.8	57.2
Provision for loss on receivables	24.9	54.4
Noncash interest expense	20.5	18.4
Minority interest expense	29.0	25.4
Equity loss in unconsolidated entities	—	4.0
(Gain) loss on investments	(0.4)	1.1
Deferred income tax benefit	(9.5)	(43.6)
Tax benefits from employee stock option plans	0.7	22.0
Other, net	—	(3.6)

Changes in operating assets and liabilities:
Increase in receivables	(26.2)	(58.6)
Increase in prepaid expenses and other current assets	(2.6)	(33.0)
(Decrease) increase in accounts payable	(43.2)	2.4
Increase (decrease) in accrued and other current liabilities	(74.5)	(29.1)
Decrease in unearned revenue	(85.0)	(35.2)
Decrease in other assets and liabilities, net	1.2	3.3
Discontinued operations	(9.5)	4.1
Net cash provided by operating activities	23.2	131.5

Cash Flows from Investing Activities
Capital expenditures	(99.7)	(374.0)
Proceeds from sale of investments	23.3	28.9
Proceeds from sale of discontinued operations	345.0	—
Purchases of investments	—	(0.5)
Net cash provided by (used in) investing activities	268.6	(345.6)

Cash Flows from Financing Activities
Issuance of long-term debt	95.0	366.0
Repayment of long-term debt	(352.6)	(202.8)
Short-term borrowings (repayments), net	(4.8)	47.0
Debt issuance costs	(6.7)	—
Issuance of common shares - exercise of stock options	0.6	16.0
Minority interest and preferred stock dividends paid	(29.9)	(29.9)
Net cash (used in) provided by financing activities	(298.4)	196.3
Net decrease in cash and cash equivalents	(6.6)	(17.8)
Cash and cash equivalents at beginning of period	30.0	37.9
Cash and cash equivalents at end of period	$23.4	$20.1

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

The footnotes presented are of a normal and recurring nature except for those outlined in Notes 2, 3, 4, 12 and 13.  Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.

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

Revenue Recognition — Local, wireless and broadband transport service revenue is billed monthly, in advance, with revenue being recognized when earned.  Revenue from product sales and certain services is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance.  Service activation revenue is deferred and recognized over the appropriate service life for the associated service, in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

Indefeasible right-of-use agreements, or “IRUs”, represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash.  The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated.   IRU and related maintenance revenue are included in the broadband transport category of the Broadband segment.

Construction revenue and estimated profits are recognized according to the percentage of completion method on a cost incurred to total costs estimated at completion basis.  The method is used because the Company can make reasonably dependable estimates of revenue and costs applicable to various stages of a contract.  As the financial reporting of these contracts depends on estimates that are continually assessed throughout the terms of the contracts, revenue recognized is subject to revision as the contract nears completion.  Revisions in estimates are reflected in the period in which the facts that give rise to the revision become known and could impact revenue and costs of services and products.  Construction projects are considered substantially complete upon customer acceptance.

Unbilled Receivables — Unbilled receivables arise from local, broadband and wireless services rendered but not yet billed, in addition to network construction revenue that is recognized under the percentage-of-completion method.  Network construction receivables are billable upon achievement of contractual milestones or upon completion of contracts.  As of June 30, 2002 and December 31, 2001, unbilled receivables totaled $89 million and $95 million, respectively.  Unbilled receivables of $51 million and $45 million at June 30, 2002 and December 31, 2001, respectively, include both claims and signed change orders related to a construction contract that was terminated during the quarter.  These unbilled amounts arose from customer requested specification and design changes in fiber routes as well as recoverable costs related to weather and permitting delays.  Management believes such amounts are valid and collectible receivables.  See Note 12 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of this construction contract.

Fiber Exchange Agreements — In connection with the development of its optical network, the Company entered into various agreements to exchange fiber usage rights.  The Company accounts for agreements with other carriers to either exchange fiber asset service contracts for capacity or services by recognizing the fair value of the revenue earned and expense incurred.  Exchange agreements accounted for noncash revenue and expense, in equal amounts, of approximately $2.0 million and $3.0 million in the second quarter of 2002 and 2001, respectively, and $4.0 million and $6.6 million in the first six months of 2002 and 2001, respectively, with no impact on operating income or net loss.

Income Taxes — The income tax expense (or benefit) consists of an amount for taxes currently payable and an expense (or benefit) for tax consequences deferred to future periods.  In evaluating the carrying value of its deferred tax benefits, the Company considers prior operating results, future taxable income projections, expiration of tax loss carryforwards and ongoing prudent and feasible tax planning strategies.

Pension and Postretirement Benefits — The Company calculates net periodic pension and postretirement expenses and liabilities on an actuarial basis under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”.  The key assumptions used in determining these calculations are disclosed in the Company’s 2001 Annual Report on Form 10-K.  The most significant of these numerous assumptions, which are reviewed annually, include the discount rate, expected long-term rate of return on plan assets and health care cost trend rates.  The discount rate is selected based on current market interest rates on high-quality, fixed-rate debt securities.  The expected long-term rate of return on plan assets is based on the participants benefit horizon, the mix of investments held directly by the benefit plans and the current view of expected future returns, which is influenced by historical averages.  The health care cost trend rate is based on actual claims experience and future projections of medical cost trends.  A revision to these estimates would impact both cost of services and products and selling, general and administrative expenses.

Recently Issued Accounting Standards — In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  This statement deals with the legally obligated costs of closing facilities and removing assets.  SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred.  This cost is initially capitalized and amortized over the remaining life of the underlying asset.  Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition.  SFAS 143 is effective for fiscal years beginning after June 15, 2002.  The Company is currently evaluating the impact that SFAS 143 will have on its consolidated financial statements.

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  In addition, SFAS 145 requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements.  SFAS 145 is effective for fiscal years beginning after May 15, 2002.  The adoption of SFAS 145 is not expected to have a material impact on the Company’s financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating contracts that are not capital leases and termination benefits that employees who are involuntarily terminated receive in certain instances.  SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and requires liabilities associated with exit and disposal activities to be expensed as incurred.  SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

2.         Discontinued Operations

On March 8, 2002, the Company sold substantially all of the assets of its Cincinnati Bell Directory (“CBD”) subsidiary to a group of investors for $345 million in cash and a 2.5% equity stake in the newly formed entity.  CBD published Yellow Pages directories and sold directory advertising and informational services in Cincinnati Bell Telephone’s local service area.  In the first quarter of 2002, the Company recorded a pre-tax gain of $328.3 million ($211.8 million, net of taxes), in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Income from discontinued operations, net of taxes.”

The Condensed Consolidated Financial Statements and the Company’s Other segment have been restated to reflect the disposition of CBD as a discontinued operation under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  Accordingly, revenue, costs, expenses, assets, liabilities and cash flows of CBD have been reported as “Income from discontinued operations, net of taxes,” “Assets of discontinued operations,” “Liabilities of discontinued operations,” “Net cash provided by discontinued operations,” or “Proceeds from sale of discontinued operations” for all periods presented.

Selected financial information for the discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2002	2001	2002	2001
Revenue	$—	$19.6	$15.7	$39.3

Income (loss) from discontinued operations before income taxes	(0.3)	10.4	9.0	20.4
Gain on disposition of discontinued operations	—	—	328.3	—
Income tax (benefit) expense (including $116.5 expense on disposition of discontinued operations)	(0.1)	3.7	119.7	7.3
Income (loss) from discontinued operations, net of tax	$(0.2)	$6.7	$217.6	$13.1

The effective tax rates of discontinued operations were 35.5% in all periods presented.

3.                          Goodwill and Intangible Assets

On June 29, 2001 the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires cessation of the amortization of goodwill and indefinite lived intangible assets, which will amount to an annual decrease in amortization expense of $88 million, and annual impairment testing of those assets.  Intangible assets that have finite useful lives will continue to be amortized.  The Company adopted SFAS 142 on January 1, 2002, as required.  In addition, the Company was required to test its goodwill for impairment as of January 1, 2002.  The goodwill test for impairment consisted of a two-step process at the reporting unit level.  The first step is a screen for impairment and the second step measures the amount of impairment, if any.  SFAS 142 required an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the statement.  The Company completed the first step of the goodwill impairment test for its Wireless and Broadband businesses during the first quarter of 2002, which indicated that goodwill of its Broadband business was impaired as of January 1, 2002.  The Company completed the second step of the valuation for its Broadband unit by June 30, 2002.  The valuation indicated an impairment charge of $2,008.7 million, net of taxes, was necessary.  The impairment charge was required to be recorded as of January 1, 2002, and is reflected as a cumulative effect of change in accounting principle, net of taxes, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table reconciles the Company’s second quarter and year-to-date 2001 net income, adjusted to exclude amortization of goodwill and indefinite lived intangible assets pursuant to SFAS 142, from amounts previously reported:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per common share amounts)	2002	2001	2002	2001

Reported net loss from continuing operations	$(18.3)	$(35.5)	$(51.8)	$(75.8)
Add back: Goodwill amortization, net of tax	—	18.4	—	36.6
Add back: Assembled workforce amortization, net of tax	—	1.3	—	2.6
Add back: FCC License amortization, net of tax	—	0.1	—	0.2
Adjusted net loss from continuing operations	$(18.3)	$(15.7)	$(51.8)	$(36.4)

Reported net loss	$(18.5)	$(28.8)	$(1,842.9)	$(62.7)
Add back: Goodwill amortization, net of tax	—	18.4	—	36.6
Add back: Assembled workforce amortization, net of tax	—	1.3	—	2.6
Add back: FCC License amortization, net of tax	—	0.1	—	0.2
Adjusted net loss	$(18.5)	$(9.0)	$(1,842.9)	$(23.3)

Basic and diluted loss per common share from continuing operations
Reported net loss from continuing operations	$(0.10)	$(0.17)	$(0.27)	$(0.37)
Add back: Goodwill amortization	—	0.09	—	0.17
Add back: Assembled workforce amortization	—	0.01	—	0.01
Add back: FCC License amortization	—	—	—	—
Adjusted net loss from continuing operations	$(0.10)	$(0.07)	$(0.27)	$(0.19)

Basic and diluted loss per common share
Reported net loss	$(0.10)	$(0.14)	$(8.47)	$(0.31)
Add back: Goodwill amortization	—	0.09	—	0.17
Add back: Assembled workforce amortization	—	0.01	—	0.01
Add back: FCC License amortization	—	—	—	—
Adjusted net loss	$(0.10)	$(0.04)	$(8.47)	$(0.13)

The following table shows the components of the carrying amount of intangible assets.  Indefinite-lived intangible assets consist primarily of FCC licenses of the Wireless segment.  Intangible assets subject to amortization expense consist primarily of customer relationships acquired in connection with the merger with IXC Communications in November 1999:

($ in millions)	June 30, 2002	December 31, 2001
Indefinite-lived intangible assets, excluding goodwill	$35.7	$35.7

Intangible assets subject to amortization
Gross carrying amount	418.6	441.3
Accumulated amortization	(76.2)	(80.7)
Net carrying amount	$342.4	$360.6

Total other intangible assets	$378.1	$396.3

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2002	2001	2002	2001

Amortization expense of finite-lived other intangible assets	$6.4	$9.8	$12.8	$19.7

The estimated intangible asset amortization expense for each of the fiscal years 2002 through 2006 is approximately $25 million.

The following table presents a rollforward of the activity related to goodwill by segment:

	June 30, 2002				December 31, 2001
($ in millions)	Broadband	Wireless	Other	Total	Broadband	Wireless	Other	Total
Beginning Period Goodwill balance	$2,007.7	$40.1	$0.8	$2,048.6	$2,007.7	$40.1	$0.8	$2,048.6

Reclassification of Assembled Workforce	4.1	—	—	4.1	—	—	—	—

Impairment charge	(2,011.8)	—	—	(2,011.8)	—	—	—	—

Period End Total	$—	$40.1	$0.8	$40.9	$2,007.7	$40.1	$0.8	$2,048.6

4.                          Restructuring and Other Charges

November 2001 Restructuring Plan

In November 2001, the Company adopted a restructuring plan which included initiatives to consolidate data centers, reduce the Company’s expense structure, exit the network construction business, eliminate other nonstrategic operations and merge the digital subscriber line (“DSL”) and certain dial-up Internet operations into the Company’s other operations.  Total restructuring and impairment costs of $232.3 million were recorded in 2001 related to these initiatives.  The $232.3 million consisted of restructuring liabilities in the amount of $84.2 million and related noncash asset impairments in the amount of $148.1 million.  The restructuring charge was comprised of $21.4 million related to involuntary employee separation benefits, $62.5 million related to lease and other contractual terminations and $0.3 million relating to other restructuring charges.

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

The restructuring costs include the cost of involuntary employee separation benefits, including severance, medical and other benefits, related to 895 employees across all areas of the Company.  As of June 30, 2002, 858 employee separations had been completed which utilized reserves of $21.7 million, $16.9 million of which was cash.  Total cash expenditures during the first six months of 2002 amounted to $48.6 million.

The following table illustrates the activity in this reserve since December 31, 2001:

Type of costs ($ in millions)	Balance December 31, 2001	Utilizations	Adjustments	Balance June 30, 2002

Employee separations	$13.6	$(13.9)	$1.0	$0.7
Terminate contractual obligations	60.1	(35.3)	15.4	40.2
Other exit costs	0.3	(0.4)	0.1	—
Total	$74.0	$(49.6)	$16.5	$40.9

February 2001 Restructuring Plan

In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati-based subsidiaries, including Cincinnati Bell Telephone (“CBT”), Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Wireless LLC (“CBW”), and Cincinnati Bell Public Communications (“Public”) in order to create one centralized “Cincinnati Bell” presence for its customers.  Total restructuring costs of $9.4 million were recorded in the first quarter of 2001 and consisted of $2.5 million related to lease terminations and $6.9 million related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for 114 employees.  Of the total charge, $0.4 million in contractual terminations were related to CBD, which is presented as a discontinued operation.  The severance payments and the lease terminations are expected to be substantially complete by December 31, 2002.  In total, the Company expects this restructuring plan to result in cash outlays of $8.5 million and noncash items of $0.9 million.  Total cash expenditures in the first six months of 2002 amounted to $0.1 million.

The following table illustrates the activity in this reserve since December 31, 2001:

Type of costs ($ in millions)	Balance December 31, 2001	Utilizations	Adjustments	Balance June 30, 2002

Employee separations	$0.7	$(0.1)	$—	$0.6
Terminate contractual obligations	2.2	—	—	2.2
Total	$2.9	$(0.1)	$—	$2.8

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

The restructuring costs accrued in 1999 included the costs of involuntary employee separation benefits related to 347 employees (263 Broadwing Communications employees and 84 employees from other subsidiaries of the Company).  As of March 31, 2001, all employee separations had been completed for a total cash expenditure of $9.1 million.  Employee separation benefits included severance, medical and other benefits, and primarily affected customer support, infrastructure, and the Company’s long-distance operations.  The restructuring plans also included costs associated with the closure of a variety of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors.

The following table illustrates activity in this reserve since December 31, 2001:

Type of costs ($ in millions)	Balance December 31, 2001	Utilizations	Adjustments	Balance June 30, 2002

Facility closure costs	$1.3	$(0.3)	$—	$1.0

Total cash expenditures during the first six months of 2002 amounted to $0.3 million.  The Company expects these restructuring activities to be complete by September 30, 2002.

5.                          Debt

The Company’s debt consists of the following:

($ in millions)	June 30, 2002	December 31, 2001

Short-term debt:
Capital lease obligations, current portion	$10.3	$11.2
Bank notes, current portion	31.7	118.8
Current maturities of long-term debt	20.0	20.0
Total short-term debt	$62.0	$150.0

Long-term debt:
Bank notes, less current portion	$1,657.8	$1,828.2
9.0% Senior subordinated notes	46.0	46.0
6¾% Convertible subordinated debentures	486.3	470.5
Various Cincinnati Bell Telephone notes, less current portion	269.5	269.5
7¼% Senior secured notes	49.5	49.5
Capital lease obligations, less current portion	33.9	37.5
Other	0.8	0.8

Total long-term debt	$2,543.8	$2,702.0

Bank Notes

In November 1999, the Company obtained a $1.8 billion credit facility from a group of lending institutions.  This credit facility was increased to $2.1 billion in January 2000 and increased again to $2.3 billion in June 2001.  Total availability under this credit facility decreased to $1.895 billion as of June 30, 2002 following a $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of the assets of CBD), $2 million in scheduled repayments of the term debt facilities and $68 million in year-to-date scheduled amortization of the revolving credit facility.  This credit facility now consists of $832 million in revolving credit, maturing in various amounts between 2002 and 2004, and $571 million in term loans from banking institutions and $492 million from non-banking institutions, maturing in various amounts between 2002 and 2007.

At June 30, 2002, the Company had drawn approximately $1.690 billion from the credit facility capacity of $1.895 billion, and had outstanding letters of credit totaling $7 million, leaving $198 million in additional borrowing capacity under this facility.  The credit facility borrowings have been used by the Company to refinance its debt and debt assumed as part of the merger with IXC Communications Inc. (“IXC”) in November 1999 and to fund its capital expenditure program and other working capital needs.  The amount refinanced included approximately $404 million borrowed in order to redeem the outstanding 9% Senior Subordinated Notes assumed during the merger as part of a tender offer.  This tender offer was required under the terms of the bond indenture due to the change in control provision.

The facility’s financial covenants require that the Company maintain certain debt to EBITDA, senior secured debt to EBITDA, debt to capitalization, and interest coverage ratios.  The facility also contains covenants, which, among other things, restrict the Company’s ability to incur additional debt or liens; pay dividends; repurchase Company common stock; sell, lease, transfer or dispose of assets; make investments; and merge with another company.  In December 2001, the Company obtained an amendment to its credit facility to exclude substantially all of the charges associated with the November 2001 restructuring plan (described in Note 4 of the Notes to Condensed Consolidated Financial Statements) from the covenant calculations.  In March 2002, the Company obtained an additional amendment to allow for the sale of substantially all of the assets of CBD, exclude charges related to SFAS 142, increase its ability to incur additional indebtedness and amend certain defined terms.

In May 2002, the Company obtained an amendment to its credit facility to exclude certain subsidiaries from the obligation to secure the credit facility with subsidiary guarantees and asset liens, extend the time to provide required collateral and obtain the ability to issue senior unsecured indebtedness and equity under specified terms and conditions.  The amendment also placed additional restrictions on the Company under the covenants related to indebtedness and investments, required the Company to transfer its cash management system to a wholly-owned subsidiary and increased the interest rates on the total credit facility by 50 basis points.

The interest rates that could be charged on borrowings from this credit facility as of June 30, 2002 ranged from 150 to 350 basis points above the London Interbank Offering Rate (“LIBOR”) and were at 275 to 325 basis points above LIBOR, or 4.61% to 5.11%, respectively, based on the Company’s credit rating.  The Company will incur commitment fees in association with this credit facility ranging from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

9% Senior Subordinated Notes

In 1998, the former IXC (now Broadwing Communications) issued $450 million of 9% senior subordinated notes due 2008 (“the 9% notes”).  In January 2000, $404 million of these 9% notes were redeemed through a tender offer as a result of the change of control provision of the related indenture.  Accordingly, $46 million of the 9% notes remain outstanding at June 30, 2002.

The 9% notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior indebtedness of the Company’s subsidiaries.  The 9% notes indenture includes a limitation on the amount of indebtedness that Broadwing Communications can incur based upon the maintenance of either debt to operating cash flow or debt to capital ratios.  The 9% indenture also provides that if Broadwing Communications incurs any additional indebtedness secured by liens on its property or assets that are subordinate to or equal in right of payment with the 9% notes, then Broadwing

Communications must secure the outstanding 9% notes equally and ratably with such indebtedness.  As of June 30, 2002, Broadwing Communications had the ability to incur additional debt.

6¾% Convertible Notes

In July 1999, the Company issued $400 million of 10-year, convertible subordinated debentures to Oak Hill Capital Partners, L.P.  These notes are convertible into common stock of the Company at a price of $29.89 per common share at the option of the holder.  For as long as this debt is outstanding, these notes bear a coupon rate of 6¾% per annum, with the associated interest expense being added to the debt principal amount through July 21, 2004.  Interest payments for the remaining five years will then be paid in cash. Through June 30, 2002 and since inception, the Company has recorded $86.3 million in cumulative, noncash interest expense and has adjusted the carrying amount of the debt accordingly.  The Company incurred $7.9 million of noncash interest expense related to these notes in the second quarter of 2002.

Cincinnati Bell Telephone Notes

CBT has $290 million in corporate bonds outstanding that are guaranteed by its parent company, Broadwing Inc.  Of this amount, $269.5 million ($270 million face amount, net of unamortized discount of $0.5 million) was considered long-term indebtedness as of June 30, 2002.  These bonds, which are not guaranteed by other subsidiaries of Broadwing Inc., have original maturities of 30 to 40 years and mature at various intervals between 2002 and 2028.  The bonds were issued at various dates between 1962 and 1998.  Interest rates on this indebtedness range from 4.375% to 7.27%.  These bonds also contain a covenant that provides that if CBT incurs certain liens on its property or assets, CBT must secure the outstanding bonds equally and ratably with the indebtedness or obligations secured by such liens.

7¼% Senior Secured Notes

In 1993, the Company issued $50 million of 7¼% senior secured notes due 2023 (the “7¼% notes”).  The indenture related to these 7¼% notes does not subject the Company to restrictive financial covenants.  However, the 7¼% notes do contain a covenant that provides that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding bonds equally and ratably with the indebtedness or obligations secured by such liens.  As of June 30, 2002, $49.5 million ($50 million face amount, net of unamortized discount of $0.5 million) of the 7¼% notes remain outstanding.

Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”).  SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability.  The Company had $44.2 million in total indebtedness relating to capitalized leases as of June 30, 2002, $33.9 million of which was considered long-term.

Other

As of June 30, 2002, Broadwing Communications had outstanding $0.8 million of 12½% senior notes maturing in 2005.  The original indebtedness of these notes of $285.0 million was largely eliminated through a tender offer in 1998.

Debt Maturity Schedule

The following table summarizes the Company’s maturities of debt obligations, excluding capital leases, as of June 30, 2002, which reflects the $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of the assets of CBD):

Debt Obligations ($ in millions)

Payments Due by Period
Total	July 1, 2002 to December 31, 2002	2003	2004	2005	2006	2007	Thereafter
$2,561.6	$22.6	$232.5	$994.9	$24.9	$402.0	$72.6	$812.1

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

As of June 30, 2002, the Company’s derivative contracts have been determined to be highly effective cash flow hedges.  In accordance with SFAS 133, unrealized gains and losses of highly effective cash flow hedges are recorded in other comprehensive income until the underlying transaction is executed.

Interest Rate Contracts

From time to time the Company enters into interest rate swap agreements with the intent of limiting its exposure to movements in interest rates.  Interest rate swap agreements are contractual agreements between two parties for the exchange of interest payment streams on a notional principal amount and an agreed upon fixed and floating rate, for a defined time period.  These agreements are hedges against movements in the LIBOR rate, which determines the rate of interest paid by the Company on debt obligations under its credit facility.  Realized gains and losses from the interest rate swaps are recognized as an adjustment to interest expense each period.  The interest rate swap agreements currently in place expire during 2002 and 2003.  At June 30, 2002, the interest rate swaps on notional amounts of $490 million were a liability with a fair value of $9.8 million, resulting in inception-to-date, after-tax net losses in other comprehensive (loss) income (“OCI”) of $6.3 million.  During the first six months of 2002, the fair value of the interest rate swaps increased, causing a decrease to the associated liability carried on the balance sheet to $9.8 million from a liability of $11.5 million at December 31, 2001, resulting in a year-to-date, after-tax net gain in OCI of $1.1 million.

7.                          Earnings (Loss) Per Common Share from Continuing Operations

Basic earnings (loss) per common share from continuing operations (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised, but only to the extent that they are considered dilutive to the Company’s earnings. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for loss from continuing operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in millions, except per common share amounts)	2002	2001	2002	2001
Numerator:
Loss from continuing operations	$(18.3)	$(35.5)	$(51.8)	$(75.8)
Preferred stock dividends and accretion	2.6	2.6	5.2	5.2
Numerator for EPS and EPS assuming dilution – loss applicable to common shareowners	$(20.9)	$(38.1)	$(57.0)	$(81.0)

Denominator:
Denominator for basic EPS – weighted average common shares outstanding	218.4	217.4	218.3	216.9
Potential dilution:
Stock options	—	—	—	—
Stock-based compensation arrangements	—	—	—	—
Denominator for diluted EPS per common share	218.4	217.4	218.3	216.9

Basic and Diluted EPS from continuing operations	$(0.10)	$(0.17)	$(0.27)	$(0.37)

Because the effect of their inclusion in the EPS calculation would be anti-dilutive, approximately 0.7 million additional shares related to vested “in-the-money” stock options and restricted stock are not included in the denominator of the EPS calculation.  The total number of potential additional shares outstanding related to stock options, restricted stock and the assumed conversion of the Company’s 6¾% convertible preferred stock and 6¾% convertible subordinated debentures was approximately 54 million and 50 million at June 30, 2002 and 2001, respectively, if all stock options currently outstanding were exercised, restrictions on restricted stock were to lapse and all convertible securities were to convert.

8.                          Minority Interest

($ in millions)	June 30, 2002	December 31, 2001

Minority interest consists of:

12½% Exchangeable Preferred Stock of Broadwing Communications	$416.3	$417.8
Minority Interest in Cincinnati Bell Wireless held by AT&T Wireless Services Inc. (“AWS”)	21.4	15.5
Other	2.2	2.4
Total	$439.9	$435.7

As of June 30, 2002, Broadwing Communications had approximately 395,000 shares of 12½% Junior Exchangeable Preferred Stock (“12½% Preferreds”) that were carried on the Company’s balance sheet at $416.3 million.  The 12½% Preferreds are mandatorily redeemable on August 15, 2009 at a price equal to their liquidation preference of $1,000 a share, plus accrued and unpaid dividends.  Through November 15, 1999, dividends on the 12½% Preferreds were being effected through additional shares of the 12½% Preferreds.  On November 16, 1999, the Company converted to a cash pay option for these dividends.  Dividends on the 12½% Preferreds are classified as “Minority interest expense” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  On July 24, 2002, the Company announced that Broadwing Communications would defer the August 15, 2002 cash dividend payment on the 12½% Preferreds in accordance with the terms of the security.  The dividend will accrue and therefore will continue to be presented as “Minority interest expense” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The 12½% Preferreds are being accreted from their fair market value at the date of the merger with the former IXC to the redemption value.  As such, the accretion of the difference between the carrying value and the mandatory redemption value is treated as a reduction to minority interest expense over the remaining life of the preferred stock.

AWS maintains a 19.9% ownership in the Company’s Cincinnati Bell Wireless LLC (“CBW”) subsidiary.  The balance is adjusted as a function of AWS’s 19.9% share of the operating income (or loss) of CBW, with an offsetting amount being reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Minority interest expense.”

9.                          Employee Stock Option Plan

The Company follows the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), but applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans.  If the Company had elected to recognize compensation cost for the issuance of Company options to employees based on the fair value at the grant dates for awards consistent with the method prescribed by SFAS 123, net income and earnings per share would have been impacted as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions except per share amounts)	2002	2001	2002	2001
Net loss applicable to common shareowners:
As reported	$(21.1)	$(31.4)	$(1,848.1)	$(67.9)
Pro forma compensation expense, net of tax benefits	(7.6)	(6.4)	(15.2)	(12.5)
Total pro forma	$(28.7)	$(37.8)	$(1,863.3)	$(80.4)
Diluted loss per share:
As reported	$(0.10)	$(0.14)	$(8.47)	$(0.31)
Pro forma	$(0.13)	$(0.17)	$(8.54)	$(0.37)

The weighted average fair values at the date of grant for the Company options granted to employees were $3.30 and $9.96 for the three months ended June 30, 2002 and 2001, respectively, and were $3.70 and $9.94 for the six months ended June 30, 2002 and 2001, respectively.  Such amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Expected dividend yield	—	—	—	—
Expected volatility	85.1%	56.8%	82.3%	60.2%
Risk-free interest rate	3.7%	4.7%	3.8%	4.6%
Expected holding period – years	3	3	3	3

The Company granted 333,950 and 852,100 options during the three months ended June 30, 2002 and 2001, respectively, and granted 927,250 and 5,965,060 options during the six months ended June 30, 2002 and 2001, respectively.

The following table summarizes the status of Company stock options outstanding at June 30, 2002:

Shares in Thousands		Options Outstanding
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$1.44 to $9.645	9,474	8.27	$8.78
$9.90 to $16.7813	11,240	6.43	$15.50
$17.50 to $25.575	8,310	7.87	$22.13
$25.63 to $38.1875	3,421	7.58	$32.29
Total	32,445	7.46	$17.01

10.                   Business Segment Information

The Company is organized on the basis of products and services. The Company’s four segments are strategic business units that offer distinct products and services and are aligned with specific subsidiaries of the Company.

The Company completed the realignment of its business segments during the first quarter of 2002, as described in the Company’s 2001 Annual Report on Form 10-K.  The Company’s web hosting operations provided by the Company’s ZoomTown.com (“ZoomTown”) subsidiary, previously reported in the Other segment, were merged into the Company’s Broadwing Communications Inc. subsidiary and are now reported in the Broadband segment.  ZoomTown’s DSL and dial-up Internet operations, also previously reported in the Other segment, were merged into CBT and are now reported in the Local segment.  In addition, during the first quarter of 2002, the Company sold substantially all of the assets of CBD, which was previously reported in the Other segment.  Accordingly, the historical results of operations of the Broadband, Local, and Other segments have been recast to reflect the transfer and disposition of these operations.

The Broadband segment provides data and voice communication services nationwide through the Company’s Broadwing Communications subsidiary. These services are provided over approximately 18,700 route miles of fiber-optic transmission facilities.  Broadband segment revenue is generated by broadband transport through private line and indefeasible right of use (“IRU”) agreements, Internet services utilizing technology based on Internet protocol (“IP”), and switched voice services provided to both wholesale and retail customers.  The Broadband segment also offers data collocation, web hosting, information technology consulting (“IT consulting”), network construction and other services.  As further discussed in Note 4, the Company announced its intention to exit the network construction business as part of the November 2001 restructuring.  As of January 1, 2002 the web hosting operations of ZoomTown, formerly reported in the Other segment, were merged with the operations of Broadwing Communications and are reflected in the Broadband segment in current and prior periods.

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

The Company evaluates performance of its business segments using several performance measurements including EBITDA.  EBITDA represents net income (loss) from continuing operations before interest, income tax expense (benefit), depreciation, amortization, restructuring and other charges (credits), minority interest expense (income), equity loss in unconsolidated entities, loss (gain) on investments, other expense (income), extraordinary items and the effect of changes in accounting principles.  EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net income (loss) as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies.  The Company has presented certain information regarding EBITDA because the Company believes that EBITDA is generally accepted as providing useful information regarding a company’s ability to service and incur debt.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.  The Company’s business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2002	2001	2002	2001

Revenue
Broadband	$278.1	$320.6	$547.1	$619.1
Local	209.9	206.9	419.6	411.9
Wireless	67.9	62.7	129.9	119.8
Other	20.4	19.3	39.9	37.3
Intersegment	(23.8)	(20.7)	(46.6)	(40.5)
Total Revenue	$552.5	$588.8	$1,089.9	$1,147.6

Intersegment Revenue
Broadband	$16.8	$12.5	$32.6	$24.3
Local	6.8	8.0	13.9	15.6
Wireless	0.1	0.4	0.1	0.7
Other	0.1	(0.2)	—	(0.1)
Total Intersegment Revenue	$23.8	$20.7	$46.6	$40.5

EBITDA
Broadband	$23.7	$35.5	$43.1	$66.7
Local	108.5	104.7	214.7	208.1
Wireless	26.1	15.2	49.3	30.0
Other	2.0	(1.1)	1.9	(1.2)
Corporate	(2.2)	(2.8)	(3.9)	(7.9)
Total EBITDA	$158.1	$151.5	$305.1	$295.7

Assets (at June 30, 2002 and December 31, 2001)
Broadband	$2,775.4	$4,977.8	$2,775.4	$4,977.8
Local	783.6	790.8	783.6	790.8
Wireless	380.4	382.8	380.4	382.8
Other	17.9	16.1	17.9	16.1
Corporate, Discontinued Operations and Eliminations	61.4	144.5	61.4	144.5
Total Assets	$4,018.7	$6,312.0	$4,018.7	$6,312.0

Capital Additions
Broadband	$17.2	$130.0	$44.0	$285.6
Local	16.5	33.2	34.5	65.6
Wireless	13.1	11.6	20.8	21.2
Other	0.2	0.5	0.4	1.1
Corporate and Eliminations	—	0.3	—	0.5
Total Capital Additions	$47.0	$175.6	$99.7	$374.0

Depreciation and Amortization
Broadband	$78.0	$92.3	$155.8	$180.1
Local	36.0	34.4	71.7	67.8
Wireless	7.7	7.2	15.1	13.1
Other	0.4	0.6	0.9	1.0
Corporate and Eliminations	0.1	0.1	0.3	0.2
Total Depreciation and Amortization	$122.2	$134.6	$243.8	$262.2

11.                   Supplemental Guarantor Information

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

The following information sets forth the condensed consolidating balance sheets of the Company as of June 30, 2002 and December 31, 2001 and the condensed consolidating statements of operations (loss) and cash flows for the periods ended June 30, 2002 and 2001.

Condensed Consolidating Statements of Operations (Loss)

($ in millions)

	For the quarter ended June 30, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Revenue	$—	$209.9	$366.4	$(23.8)	$552.5
Operating costs and expenses	2.2	137.4	400.8	(23.8)	516.6
Operating income	(2.2)	72.5	(34.4)	—	35.9

Equity in earnings (loss) of subsidiaries and discontinued operations	5.5	—	—	(5.5)	—
Interest expense	32.8	5.6	20.6	(20.1)	38.9
Other expense (income), net	(7.8)	(0.7)	3.6	20.1	15.2
Income (loss) from continuing operations before income taxes	(21.7)	67.6	(58.6)	(5.5)	(18.2)
Income tax provision (benefit)	(3.2)	24.0	(20.7)	—	0.1
Income (loss) from continuing operations	(18.5)	43.6	(37.9)	(5.5)	(18.3)
Income from discontinued operations, net	—	—	—	(0.2)	(0.2)
Cumulative effect of change in accounting principle, net	—	—	—	—	—

Net income (loss)	$(18.5)	$43.6	$(37.9)	$(5.7)	$(18.5)

	For the quarter ended June 30, 2001
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Revenue	$—	$206.9	$402.6	$(20.7)	$588.8
Operating costs and expenses	4.4	136.4	453.2	(21.6)	572.4
Operating income	(4.4)	70.5	(50.6)	0.9	16.4

Equity in earnings (loss) of subsidiaries and discontinued operations	(6.0)	—	—	6.0	—
Interest expense	41.2	5.9	19.7	(26.1)	40.7
Other expense (income), net	(14.8)	0.2	4.9	26.1	16.4
Income (loss) from continuing operations before income taxes	(36.8)	64.4	(75.2)	6.9	(40.7)
Income tax provision (benefit)	(8.0)	22.8	(20.0)	—	(5.2)
Income (loss) from continuing operations	(28.8)	41.6	(55.2)	6.9	(35.5)
Income from discontinued operations, net	—	—	—	6.7	6.7
Cumulative effect of change in accounting principle, net	—	—	—	—	—

Net income (loss)	$(28.8)	$41.6	$(55.2)	$13.6	$(28.8)

Condensed Consolidating Statements of Operations (Loss)

($ in millions)

	For the six months ended June 30, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Revenue	$—	$419.6	$716.9	$(46.6)	$1,089.9
Operating costs and expenses	4.4	277.1	810.4	(46.8)	1,045.1
Operating income	(4.4)	142.5	(93.5)	0.2	44.8

Equity in earnings (loss) of subsidiaries and discontinued operations	(1,794.5)	—	—	1,794.5	—
Interest expense	65.6	11.4	38.0	(37.8)	77.2
Other expense (income), net	(13.3)	(1.3)	5.0	37.8	28.2
Income (loss) from continuing operations before income taxes	(1,851.2)	132.4	(136.5)	1,794.7	(60.6)
Income tax provision (benefit)	(8.3)	46.9	(47.4)	—	(8.8)
Income (loss) from continuing operations	(1,842.9)	85.5	(89.1)	1,794.7	(51.8)
Income from discontinued operations, net	—	—	—	217.6	217.6
Cumulative effect of change in accounting principle, net	—	—	(2,008.7)	—	(2,008.7)

Net income (loss)	$(1,842.9)	$85.5	$(2,097.8)	$2,012.3	$(1,842.9)

	For the six months ended June 30, 2001
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Revenue	$—	$411.9	$776.2	$(40.5)	$1,147.6
Operating costs and expenses	12.2	278.1	875.6	(42.2)	1,123.7
Operating income	(12.2)	133.8	(99.4)	1.7	23.9

Equity in earnings (loss) of subsidiaries and discontinued operations	(16.8)	—	—	16.8	—
Interest expense	85.5	11.8	44.0	(58.2)	83.1
Other expense (income), net	(34.5)	0.7	6.1	58.1	30.4
Income (loss) from continuing operations before income taxes	(80.0)	121.3	(149.5)	18.6	(89.6)
Income tax provision (benefit)	(17.3)	43.1	(39.6)	—	(13.8)
Income (loss) from continuing operations	(62.7)	78.2	(109.9)	18.6	(75.8)
Income from discontinued operations, net	—	—	—	13.1	13.1
Cumulative effect of change in accounting principle, net	—	—	—	—	—
Net income (loss)	$(62.7)	$78.2	$(109.9)	$31.7	$(62.7)

Condensed Consolidating Balance Sheets

($ in millions)

	June 30, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Cash and cash equivalents	$16.0	$—	$7.4	$—	$23.4
Receivables, net	—	92.6	219.2	—	311.8
Other current assets	6.0	47.3	28.9	1.0	83.2
Intercompany receivables – current	—	48.5	—	(48.5)	—
Assets of discontinued operations	—	—	—		—
Total current assets	22.0	188.4	255.5	(47.5)	418.4
Property, plant and equipment, net	1.9	590.9	2,338.1	—	2,930.9
Goodwill and other intangibles, net	1.3	—	417.7	—	419.0
Investments in subsidiaries and other entities	153.4	—	18.6	(152.4)	19.6
Other noncurrent assets	127.2	4.3	175.6	(76.3)	230.8
Intercompany receivables – noncurrent	1,756.0	—	—	(1,756.0)	—
Total assets	$2,061.8	$783.6	$3,205.5	$(2,032.2)	$4,018.7

Short-term debt	$31.7	$27.6	$2.7	$—	$62.0
Accounts payable	1.7	44.3	100.8	—	146.8
Other current liabilities	45.0	79.0	352.7	4.8	481.5
Intercompany payables – current	—	—	—	—	—
Liabilities of discontinued operations	—	—	—	—	—
Total current liabilities	78.4	150.9	456.2	4.8	690.3
Long-term debt, less current portion	2,056.8	301.8	185.2	—	2,543.8
Other noncurrent liabilities	90.1	72.8	425.6	(80.3)	508.2
Intercompany payables – noncurrent	—	—	1,804.4	(1,804.4)	—
Total liabilities	2,225.3	525.5	2,871.4	(1,879.9)	3,742.3
Minority interest	—	—	23.6	416.3	439.9
Mezzanine financing	—	—	416.3	(416.3)	—
Shareowners’ equity	(163.5)	258.1	(105.8)	(152.3)	(163.5)
Total liabilities and shareowners’ equity	$2,061.8	$783.6	$3,205.5	$(2,032.2)	$4,018.7

	December 31, 2001
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Cash and cash equivalents	$17.3	$—	$12.7	$—	$30.0
Receivables, net	—	100.2	210.7	—	310.9
Other current assets	6.3	45.4	54.9	2.5	109.1
Intercompany receivables – current	—	15.3	—	(15.3)	—
Assets of discontinued operations	—	—	—	21.4	21.4
Total current assets	23.6	160.9	278.3	8.6	471.4
Property, plant and equipment, net	2.1	622.2	2,435.0	—	3,059.3
Goodwill and other intangibles, net	0.7	—	2,444.2	—	2,444.9
Investments in subsidiaries and other entities	2,305.1	—	15.2	(2,304.0)	16.3
Other noncurrent assets	116.8	7.7	250.2	(54.6)	320.1
Intercompany receivables – noncurrent	1,783.0	—	—	(1,783.0)	—
Total assets	$4,231.3	$790.8	$5,422.9	$(4,133.0)	$6,312.0

Short-term debt	$118.8	$28.0	$3.2	$—	$150.0
Accounts payable	1.9	49.2	138.8	—	189.9
Other current liabilities	36.5	92.9	431.8	9.2	570.4
Intercompany payables – current	—	—	—	—	—
Liabilities of discontinued operations	—	—	—	11.9	11.9
Total current liabilities	157.2	170.1	573.8	21.1	922.2
Long-term debt, less current portion	2,306.3	304.2	91.5	—	2,702.0
Other noncurrent liabilities	89.4	62.1	484.2	(62.0)	573.7
Intercompany payables – noncurrent	—	—	1,798.4	(1,798.4)	—
Total liabilities	2,552.9	536.4	2,947.9	(1,839.3)	4,197.9
Minority interest	—	—	17.8	417.9	435.7
Mezzanine financing	—	—	417.9	(417.9)	—
Shareowners’ equity	1,678.4	254.4	2,039.3	(2,293.7)	1,678.4
Total liabilities and shareowners’ equity	$4,231.3	$790.8	$5,422.9	$(4,133.0)	$6,312.0

Condensed Consolidating Statements of Cash Flows

($ in millions)

	For the six months ended June 30, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantor)	Discontinued Operations and Eliminations	Total

Cash Flows from operating activities	$(2.2)	$152.5	$(9.4)	$(117.7)	$23.2
Capital expenditures	—	(34.5)	(65.2)	—	(99.7)
Proceeds from sale of discontinued operation	—	—	—	345.0	345.0
Other investing activities	—	—	23.3	—	23.3
Cash Flows from investing activities	—	(34.5)	(41.9)	345.0	268.6
Issuance of long-term debt/(capital contributions)	365.0	(115.2)	72.5	(227.3)	95.0
Repayment of long-term debt	(352.6)	—	—		(352.6)
Short-term borrowings (repayments), net	(0.2)	(2.8)	(1.8)		(4.8)
Issuance of common shares – exercise of stock options	0.6	—	—	—	0.6
Other financing activities	(11.9)	—	(24.7)		(36.6)
Cash Flows from financing activities	0.9	(118.0)	46.0	(227.3)	(298.4)
Increase (decrease) in cash and cash equivalents	(1.3)	—	(5.3)	—	(6.6)
Beginning cash and cash equivalents	17.3	—	12.7	—	30.0
Ending cash and cash equivalents	$16.0	$—	$7.4	$—	$23.4

	For the six months ended June 30, 2001
	Parent (Guarantor)	CBT	Other (Non-guarantor)	Discontinued Operations and Eliminations	Total

Cash Flows from operating activities	$(16.5)	$177.6	$(39.9)	$10.3	$131.5
Capital expenditures	(0.5)	(65.7)	(307.8)	—	(374.0)
Proceeds from sale of discontinued operation	—	—	—	—	—
Other investing activities	—	(0.5)	28.9	—	28.4
Cash Flows from investing activities	(0.5)	(66.2)	(278.9)	—	(345.6)
Issuance of long-term debt/(capital contributions)	214.7	(115.4)	277.0	(10.3)	366.0
Repayment of long-term debt	(200.0)	—	(2.8)	—	(202.8)
Short-term borrowings (repayments), net	0.1	4.0	42.9	—	47.0
Issuance of common shares – exercise of stock options	16.0	—	—	—	16.0
Other financing activities	(5.2)	—	(24.7)	—	(29.9)
Cash Flows from financing activities	25.6	(111.4)	292.4	(10.3)	196.3
Increase (decrease) in cash and cash equivalents	8.6	—	(26.4)	—	(17.8)
Beginning cash and cash equivalents	5.7	—	32.2	—	37.9
Ending cash and cash equivalents	$14.3	$—	$5.8	$—	$20.1

12.                   Commitments and Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.  Except as discussed below, the Company believes that the resolution of such matters for amounts in excess of those accounted for in the Condensed Consolidated Financial Statements would not likely have a materially adverse effect on the Company’s financial condition, results of operations and cash flows.

In 2001 and 2000, the Company’s Broadwing Communications subsidiary entered into agreements with two vendors to provide bundled internet access to the Company’s customers based on a monthly maintenance fee.  In March 2002, Broadwing Communications terminated its contract with one of the vendors, which was an action contemplated in the original November 2001 restructuring plan for which an amount could not be reasonably estimated at that time.  This contract termination reduced the Company’s future commitments by approximately $60 million.  As of June 30, 2002, Broadwing Communications had committed to purchase approximately $14 million of bundled internet access over twenty-nine months from the remaining vendor.  These services were previously purchased from other vendors on a usage basis.

In June 2000, the Company entered into a long-term construction contract to build a 1,550-mile fiber route system.  During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract.  Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract.  As a result of the contract termination during the second quarter of 2002, the Company expensed $13 million in both costs incurred under the contract and estimated shutdown costs, which have been reflected in cost of services and products in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, the Company’s balance sheet included $51 million in unbilled accounts receivable (including both signed change orders and claims) at June 30, 2002 related to this contract.  Based on information available as of June 30, 2002, the Company believes it is due significant amounts outstanding under the contract, including unbilled accounts receivable.  The timing and outcome of these issues are not currently predictable.  An unfavorable outcome could have a material effect on the financial condition of the Company.

13.                   Construction in Progress

At June 30, 2002, the Company’s balance sheet included $213 million in construction in progress.  Of the total construction in progress balance, $61 million was for costs incurred in the construction of certain telecommunication fiber routes for the Company’s own use that were not yet complete.  During the second quarter of 2002, construction activity for these routes was ceased due to a contract dispute and termination that affected the access to certain rights of way on the routes.  The outcome of these issues (see Note 12 of the Notes to Condensed Consolidated Financial Statements) could have a material impact on the remaining costs and feasibility of route completion.  The Company is currently evaluating its alternatives related to these routes, the outcome of which could result in a material, noncash impairment charge.

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

Results of Operations

A tabular presentation of the financial results for the three and six months ended June 30, 2002 and 2001 that are referred to in this discussion can be found in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) on page 1 of this quarterly Report on Form 10-Q.  Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW

Revenue

Consolidated revenue totaled $553 million in the second quarter of 2002, which was $36 million, or 6%, less than the same quarter in 2001.  For the six-month period ended June 30, 2002, revenue decreased $58 million, or 5%, compared to the same period in 2001 to $1,090 million.  Construction and switched voice services were primarily responsible for the revenue decline, as the Broadband segment revenue decreases of $43 million for the quarter and $72 million year-to-date were partially offset by non-recurring, noncash revenue of $18 million recorded in the second quarter of 2002, resulting from the termination of an IRU contract in conjunction with a customer’s bankruptcy, and increases in all other segments.

Broadband segment revenue decreased $43 million, or 13%, to $278 million in the second quarter of 2002 compared to the same period in 2001.  Similarly, Broadband revenue decreased $72 million, or 12%, to $547 million in the first six months of 2002 compared to the same period in 2001.  Approximately 74% of the decrease in both periods was attributable to network construction, as the Company decided to exit that business as part of the November 2001 restructuring plan discussed in Note 4 of the Condensed Consolidated Financial Statements.  The decline of switched voice services contributed much of the remaining decrease, as rates and volume fell due to intense competition.  These decreases were partially offset by non-recurring, noncash revenue of $18 million recorded in the second quarter of 2002 resulting from the termination of an IRU contract in conjunction with a customer’s bankruptcy and a significant reduction in uncollectible revenue.

Local revenue increased $3 million to $210 million during the second quarter of 2002 and increased nearly $8 million to $420 million during the first six months of 2002.  High-speed data and Internet services such as DSL, value-added services such as custom calling features, equipment sales and related installation and maintenance, and the resale of broadband products contributed nearly all of the revenue growth in both periods.

Wireless revenue grew 8% in both the second quarter and the first six months of 2002, compared to the same periods in 2001, to $68 million and $130 million, respectively.  The revenue growth of $5 million and $10 million, respectively, was the result of higher service revenue from the postpaid product as higher subscribership more than offset a decrease in postpaid revenue per user and a decrease in prepaid revenue driven by declining usage.

Other segment revenue of $20 million in the second quarter of 2002 and $40 million year-to-date were 6% and 7% increases over the respective prior year periods.  CBAD produced revenue growth of 10% and 12% over the same periods based on the growth of its “Any Distance” long-distance service offering.  Revenue from Public declined 10% versus the second quarter of 2001 and 11% year-to-date, somewhat offsetting the increase from CBAD, as revenue from the sales associated with payphones used by prisons declined.

Costs and Expenses

Cost of services and products totaled $268 million in the second quarter and $532 million year-to-date in 2002 compared to $284 million and $557 million in the respective prior year periods.  These amounts represent decreases of $16 million or 6%, and $25 million or 4%, respectively.  Costs of services and products of the Broadband segment decreased $18 million and $27 million, respectively, due to lower network construction activity and a decrease in switched voice services, offset partially by a non-recurring charge of $13 million for costs associated with the termination of an uncompleted network construction contract and an increase in data and Internet and IT consulting costs related to increased revenue.  The termination of the uncompleted network construction project is discussed in further detail in Note 12 of the Notes to Condensed Consolidated Financial Statements.  The Local segment incurred higher costs of $2 million in both the second quarter and first six months of 2002, as materials for equipment sales and resale of national broadband products increased along with revenue, but were partially offset by lower employee costs resulting from the November 2001 restructuring.  The remainder of the increase in cost of services and products over both 2001 periods was incurred by the Wireless and Other segments, each of which experienced higher costs associated with increased subscribership.

Selling, general and administrative (“SG&A”) expenses of $127 million in the second quarter of 2002 decreased $26 million, or 17%, compared to the first quarter of 2001.  For the six-month period ended June 30, 2002, SG&A expenses of $253 million decreased $43 million, or 14%, compared to the same period in 2001.  The Broadband segment’s SG&A decreased $13 million and $21 million in the second quarter and first six months of 2002, respectively, primarily due to lower employee headcount and advertising expenses.  SG&A in the Wireless segment decreased $7 million and $11 million in the second quarter and first six months of 2002, respectively, primarily due to a reduction in promotional spending related to handset subsidies.  The remaining decreases in both periods were the result of cost reductions from the November 2001 restructuring plan and a decrease in customer acquisition costs in the Local and Other segments, respectively.

Depreciation expense increased by 9%, or $10 million, to $116 million in the second quarter of 2002 compared to $106 million in the second quarter of 2001.  For the year, depreciation expense increased to $231 million from $205 million, or 13%. The increase in both periods was primarily driven by the Broadband segment and reflects the completion of the build out of its national optical network.  The Local and Wireless segments generated the remainder of the increase as they continued to maintain and enhance their networks.

Amortization expense of $6 million in the second quarter of 2002 and $13 million through the first six months of 2002, relates to intangible assets acquired in connection with various acquisitions. Amortization expense in the second quarter of 2002 decreased by $22 million compared to the second quarter of 2001.  For the first six months of 2002, amortization expense decreased by $44 million compared to the same period in 2001.  The decreases in both periods were the result of the Company ceasing amortization of goodwill upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002.  A pro forma presentation of amortization expense is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

In November 2001, the Company adopted a restructuring plan that included initiatives to consolidate data centers, reduce the expense structure, exit the network construction business, eliminate other nonstrategic operations and merge the DSL and certain dial-up Internet operations into other operations.  Restructuring and impairment costs of $232 million were recorded in the fourth quarter of 2001 related to these initiatives.  An additional $17 million in restructuring costs was incurred in the first quarter of 2002 relating to costs for employee termination benefits and termination of a contractual commitment with a vendor, which were actions contemplated in the original plan for which an amount could not be reasonably estimated at that time.  Total restructuring and impairment costs of $249 million incurred from November 2001 through June 30, 2002 consisted of restructuring liabilities in the amount of $101 million and related noncash asset impairments in the amount of $148 million.  The Company expects total cash expenditures related to the plan to be $96 million.  Through June 30, 2002, the Company had utilized $60 million of the $101 million restructuring reserve, of which approximately $55 million was cash expended. The Company expects to realize approximately $100 million in annual expense and capital expenditure savings from this restructuring plan relative to expenses and capital expenditures incurred in 2001.  The Company expects to complete the plan by December 31, 2002, except for certain lease obligations, which are expected to continue through December 31, 2004.  A detailed presentation of restructuring and other charges is presented in Note 4 of the Notes to Condensed Consolidated Financial Statements.

In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati-based subsidiaries, including Cincinnati Bell Telephone (“CBT”), Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Wireless LLC (“CBW”) and Cincinnati Bell Public Communications (“Public”) in order to create one centralized “Cincinnati Bell” presence for its customers.  Total restructuring costs of $9 million were recorded in the first quarter of 2001.  In total the Company expects this restructuring plan to result in cash outlays of $8 million and noncash items of $1 million. Through June 30, 2002, approximately $7 million of the expenses had been incurred, of which approximately $6 million was cash expended.  Employee severance payments and lease terminations are expected to be substantially complete by December 31, 2002.  The Company expects to realize approximately $7 million in annual savings from this restructuring plan relative to expenses incurred in 2000.

Operating income increased by $20 million, or 119%, to $36 million in the second quarter of 2002 compared to $16 million the second quarter of 2001.  Operating income for the first six months of 2002 increased by $21 million compared to the same period in 2001, or from $24 million to $45 million.  The increase in both periods is due to a reduction in SG&A and amortization expense, offset partially by an increase in depreciation expense.

Minority interest expense includes dividends and accretion on the 12½% preferred stock of Broadwing Communications and the 19.9% minority interest of AT&T Wireless Services Inc. (“AWS”) in the net income of the Company’s CBW subsidiary.  Because AWS’s minority interest in the operating profits of CBW is recorded as an expense, the improved profitability of CBW drove an increase in minority interest expense of $2 million, or 17%, to $15 million in the second quarter of 2002 from $13 million in the same period of 2001. Year-to-date, minority interest expense increased from $25 million in 2001 to $29 million in 2002 based on the improved profitability of CBW. A detailed discussion of minority interest is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.

The Company recorded a $4 million equity-share loss on its Applied Theory investment in the first half of 2001 and no gain or loss in the first half of 2002.  The Company discontinued use of equity method accounting during the second quarter of 2001 because its ownership percentage in Applied Theory had dropped below 20% and it no longer held a seat on Applied Theory’s board of directors.  As a result, the Company no longer had significant influence over the operations of Applied Theory.  As of December 31, 2001, the Company had liquidated its entire position in Applied Theory.

Interest expense of $39 million in the second quarter of 2002 decreased $2 million, or 4%, compared to $41 million recorded in the second quarter of 2001.  For the first six months of 2002, interest expense decreased to $77 million from $83 million in the same period of 2001.  The decrease was the result of significantly lower interest rates and lower outstanding debt partially offset by a reduction in the amount of interest capitalized, as overall capital expenditures continued to decline.  A detailed discussion of interest expense and indebtedness is presented in Note 5 of the Notes to Condensed Consolidated Financial Statements.

The Company had an immaterial income tax expense in the second quarter of 2002 versus the $5 million benefit recorded in the same period of 2001.  For the first six months of 2002, the Company recorded a $9 million income tax benefit versus a $14 million benefit during the same period in 2001 due substantially to a lower loss before income taxes.   The effective tax rate of 15% in the first six months of 2002 was 13 points lower than the effective tax rate in the same period of 2001 due to a decrease in nondeductible goodwill amortization upon the adoption of SFAS 142.

Income from discontinued operations reflects the net income of Cincinnati Bell Directory (“CBD”) in all periods presented.  Substantially all of the assets of this business were sold on March 8, 2002 for $345 million cash and a 2.5% equity interest in the newly formed company.  Income from discontinued operations totaled $218 million in the first six months of 2002 compared to $13 million in the first six months of 2001, as the net gain from the sale of substantially all of the assets of CBD of $212 million was recorded in 2002.  A detailed discussion of discontinued operations is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Effective January 1, 2002, the Company recorded a $2,009 million expense as a cumulative effect of a change in accounting principle, net of taxes, related to the adoption of SFAS 142.  The write down of goodwill, finalized in the second quarter of 2002, was related to the fair value of goodwill associated with the broadband business acquired in 1999.  See Note 3 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of the adoption of SFAS 142.

The Company reported a net loss of $19 million in the second quarter of 2002 compared to a net loss of $29 million in the same period of 2001.  The loss per share of $0.10 was $0.04 better than the loss of $0.14 per share in 2001.  However, the 2001 period included income from discontinued operations of $0.03.  Excluding this item, the Company reported a loss of $0.17 per share in the second quarter of 2001 versus a loss of $0.10 per share in the second quarter of 2002.  The increase in adjusted earnings per share of $0.07 was primarily due to a decrease in amortization expense resulting from the adoption of SFAS 142, which contributed an additional $0.09 per share.  This was partially offset by a $0.03 reduction in earnings per share related to higher depreciation expense resulting from completion of the Company’s optical overbuild.  The remaining $0.01 per share increase was related to cost reductions, substantially resulting from the November 2001 restructuring initiative.

Year-to-date, the Company reported a net loss of $1,843 million compared to a loss of $63 million in the same period of 2001.  The loss per share of $8.47 was $8.16 larger than the loss of $0.31 in the same period of 2001.  The 2002 period included a loss of $9.20 related to the cumulative effect of a change in accounting principle, net of taxes, for the adoption of SFAS 142.  The 2002 and 2001 periods included income from discontinued operations of $1.00 and $0.06, respectively.  Excluding these items, the Company reported a loss of $0.27 for the first six months of 2002 compared to a loss of $0.37 for the same period in 2001.  The increase in adjusted earnings per share was substantially due to the decrease in amortization expense resulting from the adoption of SFAS 142 and cost reductions from the November 2001 restructuring initiative, offset by an increase in depreciation expense.

BROADBAND

The Broadband segment provides nationwide data and voice communications services through the Company’s Broadwing Communications subsidiary.  Revenue for the Broadband segment is generated by broadband transport (which includes sales of IRUs), switched voice services, data and Internet services (including web hosting), information technology consulting and network construction and other services.  These services are provided over the Company’s national optical network, which, as of June 30, 2002, comprised approximately 18,700 route miles of fiber-optic transmission facilities.  As of January 1, 2002, the web hosting operations of the Company’s ZoomTown.com (“ZoomTown”) subsidiary, formerly reported in the Other segment, were merged with the operations of Broadwing Communications and are reflected in the data and Internet product line of the Broadband segment in all periods presented.

Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits.  Revenue from the broadband transport category is mainly generated by private line monthly recurring revenue.  However, approximately 44% and 39% of the revenue in the second quarter of 2002 and year-to-date, respectively, was provided by IRU agreements, which cover a fixed period of time and represent the lease of capacity or network fibers.  The buyer of IRU services typically pays cash upon execution of the contract.  The Company’s policy and practice is to amortize these amounts into revenue over the life of the contract.  Switched voice services consist of billed minutes of use, primarily for the transmission of voice long-distance services on behalf of both wholesale and retail customers.  Data and Internet services consist of the sale of high-speed data transport services utilizing technology based on Internet protocol (“IP”), ATM/frame relay, data collocation and web hosting.  IT consulting consists of information technology consulting services and related hardware sales.  Network construction and other services consist of joint-use network construction projects.

	(Unaudited) Three Months Ended June 30,					(Unaudited) Six Months Ended June 30,
($ in millions)	2002	2001	$ Change	% Change		2002	2001	$ Change	% Change

Revenue
Broadband transport	$122.3	$121.0	$1.3	1%		$230.7	$232.8	$(2.1)	(1)%
Switched voice services	86.5	92.4	(5.9)	(6)%		172.3	196.3	(24.0)	(12)%
Data and Internet	32.3	35.9	(3.6)	(10)%		64.3	64.7	(0.4)	(1)%
IT consulting	36.7	39.5	(2.8)	(7)%		79.0	71.7	7.3	10%
Network construction and other services	0.3	31.8	(31.5)	(99)%		0.8	53.6	(52.8)	(99)%
Total revenue	278.1	320.6	(42.5)	(13)%		547.1	619.1	(72.0)	(12)%

Costs and Expenses:
Cost of services and products	177.1	195.2	(18.1)	(9%	)	349.4	376.4	(27.0)	(7)%
Selling, general and administrative	77.3	89.9	(12.6)	(14)%		154.6	176.0	(21.4)	(12)%
Total costs and expenses	254.4	285.1	(30.7)	(11)%		504.0	552.4	(48.4)	(9)%

EBITDA	$23.7	$35.5	$(11.8)	(33)%		$43.1	$66.7	$(23.6)	(35)%
EBITDA margin	8.5%	11.1%		(3	) pts	7.9%	10.8%		(3	) pts

Revenue

Broadband segment revenue decreased $43 million, or 13%, to $278 million in the second quarter of 2002 compared to the same period in 2001.  Similarly, revenue decreased $72 million, or 12%, to $547 million in the first six months of 2002 compared to the same period in 2001.  Approximately 74% of the decrease in both periods was attributable to network construction, as the Company decided to exit that business as part of the November 2001 restructuring plan.  The continued decline of switched voice services contributed much of the remaining decrease, as rates and volume fell due to intense competition.  These decreases were partially offset by a non-recurring, noncash increase in revenue of $18 million resulting from the termination of an IRU contract in conjunction with a customer’s bankruptcy and a significant reduction in uncollectible revenue due to tightened credit policies.

In comparison to the second quarter of 2001, broadband transport revenue increased $1 million, or 1%, to $122 million.  The slight increase is primarily the result of an increase in revenue from the termination of an IRU contract with one of the Company’s customers who has filed for Chapter 11 bankruptcy protection.  As a result of the contract termination, $18 million of non-recurring, noncash revenue was recognized in broadband transport revenue in the second quarter of 2002.  Additionally, revenue increased due to a reduction in uncollectible revenue.  These increases were nearly entirely offset by lower dedicated optical circuit revenue as demand from emerging carriers continued to decrease.  The Company’s largest IRU contract, which contributed $26 million to revenue and profit in the second quarter of 2002, will expire in May 2003.  In addition, premature IRU terminations going-forward could cause significant one-time, noncash increases in revenue and profit, similar to the $18 million recorded in the second quarter of 2002.

In comparison to the first six months of 2001, broadband transport revenue decreased $2 million, or 1%, to $231 million.  The decrease was the result of a decrease in optical circuit revenue, nearly entirely offset by the IRU termination and reduction in uncollectible revenue noted above, and an increase in revenue from IRU amortization related to the second quarter 2001 renegotiation of IRU contracts with a large customer as a result of that customer’s bankruptcy.  In order for these contracts to survive the customer’s bankruptcy, the contracts were adjusted to reduce the services provided, update the operations and maintenance fees to a current market rate and shorten the lives of the agreements.

Switched voice services revenue decreased 6% in the second quarter and 12% for the six-month period, or $6 million and $24 million, respectively, from prior year periods.  This was the result of declining rates and volume due to intense competition, partially offset by a reduction in uncollectible revenue discussed above.

Data and Internet revenue decreased $4 million, or 10%, in the second quarter of 2002 compared to the second quarter of 2001, and decreased 1% over the first six months of 2002 compared to the same period in 2001.  In both periods, revenue continued to increase on the strength of demand for dedicated IP and ATM/frame relay services.  These increases were more than offset in both periods by a decrease in equipment sales and an anticipated decrease in data collocation revenue, as the Company closed eight of its eleven data centers as part of its November 2001 restructuring plan.

IT consulting revenue decreased $3 million, or 7%, during the second quarter of 2002, compared to the second quarter of 2001, as hardware revenue declined.  On a year-to-date basis in 2002, revenue increased $7 million, or 10%, compared to the same period in 2001, as hardware revenue increased.  Revenue from services and hardware sales comprised 22% and 78%, respectively, of total IT consulting revenue during the second quarter of 2002, and 21% and 79%, respectively, during the six-month period ended June 30, 2002, compared to 17% and 83% in the second quarter of 2001 and 18% and 82% in the first six months of 2001.

Network construction and other services revenue decreased $32 million, or 99%, versus the prior year quarter and $53 million, or 99%, year-to-date, as a result of the termination of a large, joint-use construction contract during the second quarter of 2002.  The termination is discussed in further detail in Note 12 of the Notes to Condensed Consolidated Financial Statements.  As further discussed in the Company’s 2001 Form 10-K, the Company’s November 2001 restructuring plan included plans to exit the network construction business upon completion of that large project.

Costs and Expenses

Cost of services and products primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs for IT consulting.  In the current quarter, cost of services and products amounted to $177 million, a 9% decrease compared to the $195 million incurred during the second quarter of 2001.  For the six-month period ended June 30, 2002, the $349 million incurred represented a 7% decrease compared to the $376 million incurred during the same period in 2001.  These decreases were driven primarily by lower broadband transport, switched voice services and network construction revenue and include cost reductions implemented as part of the November 2001 restructuring plan, offset by an increase in local access charges associated with the Company’s continued penetration of enterprise customer accounts.  The second quarter of 2002 also included a non-recurring charge of $13 million for costs associated with the termination of the Company’s uncompleted network construction contract currently under dispute.  See a detailed discussion of this contract dispute in Note 12 of the Notes to Condensed Consolidated Financial Statements.

SG&A expenses decreased 14% to $77 million in the second quarter of 2002 and decreased 12% to $155 million in the first six months of 2002, as compared to the respective prior year periods.  The decrease in both periods was due primarily to a decrease in employee costs, as headcount was approximately 1,200 lower at June 30, 2002 than at June 30, 2001, and lower advertising expenses.

EBITDA decreased in the current quarter by $12 million, or 33%, compared to the second quarter of 2001, to $24 million and decreased year-to-date by $24 million, or 35%, compared to the six months ended June 30, 2001, to $43 million.  This reduction was the result of decreasing revenue that was only partially offset by a decrease in expenses.  EBITDA margin decreased three points in both the second quarter of 2002 and the six months of 2002, to 9% and 8%, respectively.

LOCAL

The Local segment provides local telephone service, network access, data transport, DSL and dial-up Internet access, long distance and other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana.  These services are provided by the Company’s CBT subsidiary.  As of January 1, 2002, the digital subscriber line (“DSL”) and dial-up Internet operations of ZoomTown, formerly reported in the Other segment, were merged with the operations of CBT and are reflected in the Local segment in all periods presented.

	(Unaudited) Three Months Ended June 30,					(Unaudited) Six Months Ended June 30,
($in millions)	2002	2001	$ Change	% Change		2002	2001	$ Change	% Change

Revenue
Local service	$117.3	$116.6	$0.7	1%		$234.4	$232.0	$2.4	1%
Network access	51.4	51.8	(0.4)	(1)%		102.4	103.5	(1.1)	(1)%
Other services	41.2	38.5	2.7	7%		82.8	76.4	6.4	8%
Total revenue	209.9	206.9	3.0	1%		419.6	411.9	7.7	2%

Costs and Expenses:
Cost of services and products	69.2	67.4	1.8	3%		139.7	138.2	1.5	1%
Selling, general and administrative	32.2	34.8	(2.6)	(7)%		65.2	65.6	(0.4)	(1)%
Total costs and expenses	101.4	102.2	(0.8)	(1)%		204.9	203.8	1.1	1%

EBITDA	$108.5	$104.7	$3.8	4%		$214.7	$208.1	$6.6	3%
EBITDA margin	51.7%	50.6%		+1	pt	51.2%	50.5%		+1	pt

Revenue

Revenue increased $3 million to $210 million during the second quarter of 2002 and increased nearly $8 million to $420 million during the first six months of 2002.  High-speed data and Internet services, such as DSL, value-added services, such as custom calling features, equipment sales and related installation and maintenance, and the resale of broadband products contributed nearly all of the revenue growth in both periods.  CBT continued to produce revenue growth by leveraging the investment in its network and through creative product bundling solutions such as its Complete Connections® offering, which allows the customer to consolidate high-speed data transport, local service, custom-calling features, Internet access, and services provided by CBW and CBAD on one monthly bill.

Local service revenue grew 1% during the quarter and year-to-date, compared to the same periods in 2001, for a total increase of $1 million and $2 million, respectively.  Local services contributed 23% of the revenue growth for the second quarter of 2002 and 31% for the first six months of 2002.  The revenue growth was driven by value-added services and DSL, partially offset by declining business access line revenue.  Access lines decreased to 1,021,000 at the end of June 2002, a 2% decrease from the 1,041,000 lines in service at the same point in 2001.  The Company’s Complete Connections® calling service bundle added 23,000 subscribers in the second quarter of 2002, bringing total subscribership to 275,000 or 27% of access lines.  Of the 275,000 total Complete Connections subscribers, nearly 27,000 have chosen CBT’s all-inclusive product bundling offer, Complete Connections Universal®.  CBT continued to expand the Company’s DSL high-speed data transport service with subscribership growing to 68,000, a 35% increase over the second quarter of 2001.  CBT is able to provision service across the vast majority of its local network infrastructure, as 83% of its access lines are loop-enabled for DSL transport.

Network access revenue of $51 million decreased 1% during the quarter and $1 million, or 1%, year-to-date as carrier customers continued to reduce their capacity requirements and reevaluate their business models.

Other services revenue grew 7% or $3 million in the current quarter and 8% or $6 million during the first six months of 2002, compared to the same periods in 2001, bringing total revenue to $41 million and $83 million, respectively. The increase in this category was attributable to the resale of national broadband services, utilizing Broadwing Communications’ national optical network, in addition to equipment sales and related installation and maintenance.  The Company’s dial-up Internet access service (Fuse®) added 2,300 new subscribers during the second quarter, bringing total subscribership at the end of the quarter to 112,000.

Costs and Expenses

Cost of services and products of $69 million in the second quarter totaled 3% more than the second quarter of 2001, a $2 million increase.  Year-to-date, these costs increased $2 million, or 1%, to $140 million.  CBT incurred quarterly and year-to-date increases in the cost of materials for equipment sales and the cost of services for the resale of national broadband products.  In both periods, these increases were substantially offset by a reduction in employee costs related to the November 2001 restructuring plan and efficiencies gained through the merger of the DSL and dial-up Internet operations of ZoomTown with CBT.

SG&A expenses decreased 7%, or $3 million, in the second quarter of 2002 and decreased 1%, or less than $1 million, through the first six months of 2002.  Improvements were due primarily to cost savings associated with both the February and November 2001 restructuring plans and improved cost management, offset by an increase in advertising expenses for CBT’s various product offerings, including the capabilities of the national optical network in its territory.

As a result of the above, EBITDA reached $109 million in the current quarter, a $4 million, or 4%, increase over the same quarter in 2001.   On a year-to-date basis, EBITDA increased $7 million, or 3%, over the comparable 2001 period.  Similar improvement was achieved with regard to EBITDA margin, which expanded by one margin point during the quarter and year-to-date to 52% and 51%, respectively.  CBT maintained its margins, EBITDA and profitability by leveraging the investment in its telecommunications network to offer new value-added products and services without significant incremental costs.  In addition, CBT offers a wide variety of telecommunications services at attractive prices with the added convenience of one customer bill.

WIRELESS

The Wireless segment comprises the operations of Cincinnati Bell Wireless LLC (“CBW”), a venture in which the Company owns 80.1% and AWS owns the remaining 19.9%.  The value of AWS’s minority interest, as reflected in the Condensed Consolidated Balance Sheets, is adjusted as a function of AWS’s 19.9% share of the operating income (or loss) of CBW, with an offsetting amount being reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Minority interest expense.”  The Wireless segment provides advanced digital personal communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating area.  Services are provided over CBW’s regional wireless network and AWS’s national wireless network.

	(Unaudited) Three Months Ended June 30,					(Unaudited) Six Months Ended June 30,
($ in millions)	2002	2001	$ Change	% Change		2002	2001	$ Change	% Change

Revenue
Service	$64.3	$58.9	$5.4	9%		$123.3	$112.5	$10.8	10%
Equipment	3.6	3.8	(0.2)	(5)%		6.6	7.3	(0.7)	(10)%
Total revenue	67.9	62.7	5.2	8%		129.9	119.8	10.1	8%

Costs and Expenses:
Cost of services and products	26.6	25.8	0.8	3%		52.0	50.2	1.8	4%
Selling, general and administrative	15.2	21.7	(6.5)	(30)%		28.6	39.6	(11.0)	(28)%
Total costs and expenses	41.8	47.5	(5.7)	(12)%		80.6	89.8	(9.2)	(10)%

EBITDA	$26.1	$15.2	$10.9	72%		$49.3	$30.0	$19.3	64%
EBITDA margin	38.4%	24.2%		+14	pts	38.0%	25.0%		+13	pts

Revenue

Wireless revenue grew 8% in both the second quarter and the first six months of 2002 compared to the same periods in 2001, to $68 million and $130 million, respectively.  CBW added 6,300 net subscribers during the second quarter of 2002, with nearly 81% of the growth generated by the postpaid category and the remainder from prepaid services.  At the end of the second quarter of 2002, total subscribership stood at approximately 471,000, a 13% increase compared to the end of the second quarter of 2001.

Postpaid service revenue accounted for all of the revenue growth in both the second quarter and first six months of 2002, as CBW’s postpaid subscriber base continued to grow.  Postpaid subscribership grew from 276,000 at the end of the second quarter of 2001 to 316,000 at the end of the second quarter of 2002.  Average revenue per unit (“ARPU”) from postpaid subscribers of $61 in the second quarter of 2002 increased approximately $5 compared to the first quarter of 2002 due to the seasonality of wireless usage, but decreased $3 compared to the second quarter of 2001 due to pricing pressure from increasing competition, higher penetration rates among lower usage subscribers and a difficult economic environment.  Average monthly customer churn remained low in the face of aggressive competition and was among the best in the industry at 1.59% for postpaid subscribers for the second quarter of 2002.

Prepaid revenue declined 7% in both the second quarter and first six months of 2002 compared to the same periods in 2001 due to a decline in minutes of use.  Subscribership to CBW’s i-wirelessSM prepaid product grew from approximately 139,000 subscribers at the end of the second quarter of 2001 to approximately 154,000 at the end of the second quarter of 2002.  i-wirelessSM represents an efficient use of CBW’s wireless network, as these subscribers generally make use of the network during off-peak periods.  In addition, the cost per gross addition (“CPGA”) of $49 for i-wirelessSM subscribers during the second quarter of 2002 was only one-eighth of the CPGA for postpaid subscribers during the quarter.  Further, by targeting the youth market with its prepaid offering, CBW maintained a relatively low churn rate of approximately 4.22% for prepaid customers during the same period.

Equipment revenue declined 5% and 10% in the second quarter and first half of 2002 due to a decrease in activations compared to the same periods in 2001.

Costs and Expenses

Cost of services and products consists largely of incollect expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), network operations costs, interconnection expenses and cost of equipment sold.  These costs were $27 million during the second quarter of 2002, or 39% of revenue, less than the 41% of revenue incurred during the same quarter in 2001.  Year-to-date in 2002, these costs totaled $52 million or 40% of revenue, compared to $50 million and 42% of revenue in the same six-month period of 2001.  In total, cost of services and products increased $1 million, or 3%, during the quarter and $2 million, or 4%, year-to-date, due primarily to increased subscribership and the associated incollect expense and handset costs.

SG&A expenses include the cost of customer acquisition, which consists primarily of the subsidy of customer handsets, advertising, distribution and promotional expenses.  These costs decreased by $7 million or 30% in the second quarter and $11 million or 28% during the first six months of 2002, compared to the same periods in 2001. Substantially all of the quarterly and year-to-date decrease resulted from a decrease in handset subsidies due to both the completion of a handset promotion in 2001 not repeated in 2002 and a decrease in gross activations from the second quarter of 2001.  SG&A expenses continued to decrease significantly as a percentage of total revenue, declining from 35% of revenue in the second quarter of 2001 to 22% in 2002 and from 33% in the first six months of 2001 to 22% in the first six months of 2002.

The Wireless segment continued to substantially improve EBITDA as the Company leveraged its network investment and benefits from an embedded customer base and low customer churn.  In the current quarter, EBITDA of over $26 million represented an $11 million improvement over the same quarter in the prior year.  EBITDA for the first six months of 2002 totaled $49 million, compared to $30 million for the comparable period in 2001.  EBITDA margin improved to 38% in the current quarter, an increase of fourteen margin points over the 24% EBITDA margin reported in the second quarter of 2001.  On a year-to-date basis, EBITDA margin improved to 38%, an increase of 13 margin points over the 25% EBITDA margin reported in the first half of 2001.

OTHER

The Other segment is comprised of operations of the Company’s CBAD and Public subsidiaries.  The results of CBD are no longer reflected in this segment pursuant to the sale of substantially all of the assets of this business in March 2002.  On January 1, 2002, as part of the Company’s November 2001 restructuring plan, ZoomTown’s web hosting activities were merged into Broadwing Communications and are reported in the Broadband segment subsequent to December 31, 2001.  In addition, ZoomTown’s DSL and dial-up Internet operations were assumed by CBT subsequent to December 31, 2001 and the results are now reflected in the Local segment in all periods presented.  A detailed discussion of the CBD disposition and segment realignment is presented in Notes 2 and 10, respectively, of the Notes to Condensed Consolidated Financial Statements.

	(Unaudited) Three Months Ended June 30,					(Unaudited) Six Months Ended June 30,
($ in millions)	2002	2001	$ Change	% Change		2002	2001	$ Change	% Change

Revenue	$20.4	$19.3	$1.1	6%		$39.9	$37.3	$2.6	7%

Costs and Expenses:
Cost of services and products	15.2	14.5	0.7	5%		31.3	28.3	3.0	11%
Selling, general and administrative	3.2	5.9	(2.7)	(46)%		6.7	10.2	(3.5)	(34)%
Total costs and expenses	18.4	20.4	(2.0)	(10)%		38.0	38.5	(0.5)	(1)%

EBITDA	$2.0	$(1.1)	$3.1	n/m		$1.9	$(1.2)	$3.1	n/m
EBITDA margin	9.8%	(5.7)%		+16	pts	4.8%	(3.2)%		+8	pts

Revenue

Other segment revenue of $20 million in the second quarter of 2002 and $40 million year-to-date were 6% and 7% increases over the respective prior year periods.  CBAD produced revenue growth of 10% and 12% over the same periods based on the growth of its “Any Distance” long-distance service offering and initiation of price increases.  This offer has been successful in capturing 557,000 subscribers in the Cincinnati and Dayton, Ohio operating area, with subscribership in the Cincinnati area representing residential and business market shares of approximately 68% and 41% of access lines, respectively.  Revenue from Public declined 10% versus the second quarter of 2001 and 11% year-to-date, somewhat offsetting the increase from CBAD, as revenue from the sales associated with payphones used in prisons declined.

Costs and Expenses

Cost of services and products totaled $15 million in the current quarter and $31 million year-to-date, representing increases over the prior year periods of 5% and 11%, respectively.  CBAD costs were responsible for the increases in both periods due to increased access charges and personnel costs as volume continued to grow.

SG&A expenses decreased $3 million, or 46%, during the current quarter and $4 million, or 34%, during the first six months of 2002, compared to the same periods in 2001.  Nearly all of the decreases are due to the relatively high advertising costs incurred to acquire customers at CBAD during the first six months of 2001 and not repeated in 2002.

EBITDA improved to $2 million for current quarter and year-to-date, $3 million increases over the same periods in 2001.  EBITDA margin showed similar improvements, increasing from a negative margin of 6% in the second quarter of 2001 to a positive margin of 10% in the current quarter, and from a negative margin of 3% in the first half of 2001 to a positive margin of 5% in the first half of 2002.  Both improvements were the result of higher revenue along with decreased advertising expenses at CBAD.

Financial Condition

Capital Investment, Resources and Liquidity

As the Company’s businesses mature and capital spending decreases, investments in its local, wireless, DSL and broadband networks will be focused on maintenance, strategic expansion and revenue-generating initiatives which occur as customers are added to the Company’s networks.  The Company intends to generate revenue and expand margins by increasing the utilization of its completed networks.  During the second half of 2002, the Company expects that cash flow generated by its operations will be sufficient to fund its planned capital expenditures.

In November 1999, the Company obtained a $1.8 billion credit facility from a group of lending institutions.  This credit facility was increased to $2.1 billion in January 2000 and increased again to $2.3 billion in June 2001.  Total availability under this credit facility decreased to $1.895 billion as of June 30, 2002 following a $335 million prepayment of the outstanding term debt facilities in the first quarter (resulting from the sale of substantially all of the assets of CBD), $2 million in scheduled repayments of the term debt facilities and $68 million in scheduled amortization of the revolving credit facility.  This credit facility now consists of $832 million in revolving credit (of which the Company has drawn $627 million as of June 30, 2002), maturing in various amounts between 2002 and 2004, and $571 million in term loans from banking institutions and $492 million from non-banking institutions, maturing in various amounts between 2002 and 2007.

At June 30, 2002, the Company had drawn $1.690 billion from the credit facility capacity of $1.895 billion, and had outstanding letters of credit totaling $7 million, leaving $198 million in additional borrowing capacity under the credit facility.  Credit facility borrowings have been used by the Company to refinance its debt and debt assumed as part of the merger with IXC Communications Inc. (“IXC”) in November 1999 and to fund its capital expenditure program and other working capital needs.  The amount refinanced included approximately $404 million borrowed in order to redeem the outstanding 9% Senior Subordinated Notes assumed during the merger as part of a tender offer.  This tender offer was required under the terms of the bond indenture due to the change in control provision.

Total availability under the credit facility will decrease throughout the remaining six months of 2002 to approximately $1.825 billion at December 31, 2002, due to approximately $3 million of scheduled repayments of the term debt facilities and $67 million of scheduled amortization of the revolving credit facility.  The Company believes that its borrowing availability will be sufficient to provide for its financing requirements in excess of amounts generated by operations through September 30, 2003.  The Company is evaluating its alternatives related to its operations and capital structure and is currently pursuing longer-term refinancing.  The Company’s ability to meet its principal debt payment obligations in 2004, of which most are obligations under the credit facility, is dependent on its ability to refinance its existing indebtedness.

The short-term debt on the balance sheet at June 30, 2002 consisted of approximately $62 million of principal payments due in the next twelve months, $32 million of which was related to the credit facility, $20 million of which was related to CBT Bond payments and $10 million in capital lease commitments.

The following table summarizes the Company’s maturities of debt obligations, excluding capital leases, as of June 30, 2002, which reflects the $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of the assets of CBD):

Debt Obligations ($ in millions)

Payments Due by Period
Total	July 1, 2002 to December 31, 2002	2003	2004	2005	2006	2007	Thereafter
$2,561.6	$22.6	$232.5	$994.9	$24.9	$402.0	$72.6	$812.1

The Company is subject to various financial covenants in association with the credit facility.  These financial covenants require that the Company maintain certain debt to EBITDA, debt to capitalization, senior secured debt to EBITDA and interest coverage ratios.  The credit facility also contains certain covenants which, among other things, restrict the Company’s ability to incur additional debt or liens; pay dividends; repurchase Company common stock; sell, transfer, lease, or dispose of assets, make investments and merge with another company.

In December 2001, the Company obtained an amendment to its credit facility to substantially exclude the charges associated with the November 2001 restructuring plan from the covenant calculations and to amend certain defined terms.  In March 2002, the Company obtained an additional amendment to allow for the sale of substantially all of the assets of CBD, exclude charges related to SFAS 142, increase its ability to incur additional indebtedness and amend certain defined terms.

In February 2002, the Company’s corporate credit rating was downgraded by Moody’s Investor Service to Ba3 from its previous level of Ba1.  In March 2002, the Company’s corporate credit rating was downgraded by Standard and Poor’s and Fitch Rating Service to BB from its previous level of BB+.  In addition, in July 2002 Fitch Rating Service changed its outlook on the Company to negative from stable. The Company continues to maintain a stable outlook with both Moody’s Investor Service and Standard & Poor’s.  The downgrades will result in additional cash interest expense of 50 basis points on up to $1.403 billion of the Company’s credit facility, thereby increasing interest expense by up to $7 million annually.  Historically, the credit facility was secured only by a pledge of the stock certificates of certain subsidiaries of the Company.  As a result of the downgrades, the Company also became obligated to provide certain subsidiary guarantees and liens on the assets of the Company and certain subsidiaries.

Accordingly, in May 2002, the Company obtained an amendment to its credit facility to exclude certain subsidiaries from the obligation to secure the credit facility with subsidiary guarantees and asset liens, extend the time to provide required collateral and obtain the ability to issue senior unsecured indebtedness and equity under specified terms and conditions.  The amendment also placed additional restrictions on the Company under the covenants related to indebtedness and investments, required the Company to transfer its cash management system to a wholly-owned subsidiary and further increased the interest rates on the total credit facility by 50 basis points, which will result in additional interest expense of a maximum of $10 million annually.

The Company is in compliance with all covenants set forth in its credit facility and other indentures.  Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements contained in this report for a complete discussion of debt and the related covenants.

The interest rates charged on borrowings from the credit facility can range from 150 to 350 basis points above the London Interbank Offering Rate (“LIBOR”), and are currently between 275 and 325 basis points above LIBOR, or 4.61% and 5.11%, respectively, as a result of the Company’s credit rating.  The Company incurs banking fees in association with this credit facility that range from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings of the facility.

As of the date of this filing, the Company maintains the following credit ratings:

Entity	Description	Standard and Poor’s	Fitch Rating Service	Moody’s Investor Service
BRW	Corporate Credit Rating	BB	BB	Ba3
CBT	Corporate Credit Rating	BB	BB+	Ba1
	Outlook	stable	negative	stable

The Company does not have any downgrade triggers that would accelerate the maturity dates of its debt.  However, further downgrades in the Company’s credit rating could adversely impact the cost of current and future debt facilities as well as the Company’s ability to execute future financings.  Based on the balances of the Company’s outstanding long-term debt as of June 30, 2002, a 1% increase in the Company’s average borrowing rates would result in approximately $17 million in incremental annual interest expense.  In addition, if the Company’s credit rating is below Baa3 or BBB- as rated by Moody’s or Standard & Poor’s, respectively, in 2002 and future periods, the Company is obligated by the terms of its credit facility to use 50% of any annual excess cash flows, as defined in its credit facility agreement, to reduce its outstanding borrowings.  If the Company is unable to meet the covenants of its various debt agreements, the payment of the underlying debt could be accelerated.  The Company is also obligated by its credit facility to use the net cash proceeds received from certain asset sales, issuances of debt and equity by the Company or any of its subsidiaries to reduce its outstanding borrowings.

The Company had various investments in cost-based equity securities that had a carrying value of approximately $20 million as of June 30, 2002.  The value of the total investment portfolio decreased approximately $19 million during the first six months of 2002 due primarily to the Company’s liquidation of Anthem Inc. shares received as a result of that company’s demutualization.

Capital expenditures for the first six months of 2002 were $100 million, 73% lower that the $374 million spent in the first six months of 2001.  Capital expenditures to maintain and strategically expand the national optical network, enhance the wireless network and maintain the local Cincinnati wireline network are expected to be approximately $250 million in 2002 versus $649 million in 2001.  The reduction in capital expenditures is due substantially to the completion of both the optical overbuild of the national network and the footprint of the regional wireless network.

In July 2002, the Company announced that its Broadwing Communications Inc. subsidiary would defer the August 15, 2002 cash dividend payment on its 12½% preferred stock security, in accordance with the terms of the security, conserving $12 million in cash during the third quarter of 2002.  The dividend will accrue, and therefore will continue to be presented as minority interest expense on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The status of future quarterly dividend payments on the 12½% preferred stock security will be determined quarterly by the Broadwing Communications’ board of directors.

Balance Sheet

The following comparisons are relative to December 31, 2001.

The decrease of $128 million in net property, plant and equipment was due to the depreciation of assets exceeding capital additions.  The decrease of $2,008 million in goodwill was due to the write-down of goodwill associated with the completion of the initial impairment test as required by SFAS 142 and further described in Note 3 of the Notes to Condensed Consolidated Financial Statements.  The decrease of $98 million in deferred income tax benefits was due to the utilization of benefits related to the realized gain on the sale of substantially all of the assets of CBD.  The decrease in assets and liabilities from discontinued operations was due to the sale of the Company’s CBD subsidiary in March 2002 (further described in Note 2 to the Condensed Consolidated Financial Statements).

The decrease in short-term and long-term debt of $88 million and $158 million, respectively, was due to the prepayment of term debt of the Company’s credit facility as a result of the sale of substantially all of the assets of CBD, offset somewhat by additional borrowings to fund the Company’s capital expenditures and other working capital needs.  Accounts payable decreased $43 million or 23% primarily due to decreases in capital spending.  The decrease in noncurrent unearned revenue of $65 million was due to scheduled amortization of outstanding IRU agreements and an $18 million one-time decrease related to a service contract termination in the second quarter of 2002 as a result of a customer’s bankruptcy, offset partially by consideration received for an additional contract entered into during 2002.  The buyer of IRU services typically pays cash upon execution of the contract.  The Company’s policy and practice is to amortize these amounts into revenue over the life of the contract.

Accumulated other comprehensive loss decreased by $1 million as increasing interest rates throughout the first six months of 2002 resulted in an increase in the value of interest rate swaps, which carry fixed interest rates.

Cash Flow

For the first six months of 2002, cash provided by operating activities of continuing operations totaled $23 million, $109 million less than the $132 million provided by operating activities during the first six months of 2001, as a higher net loss from continuing operations was partially offset by a decrease in working capital needs.

The Company’s investing activities included outflows for capital expenditures and inflows from the sale of equity investments. Capital expenditures during the first six months of 2002 totaled $100 million, $274 million lower than the $374 million incurred during the first six months of 2001.  The decrease is due to completion of the optical overbuild of the national network, completion of the wireless network footprint and installation of DSL-enabling equipment at CBT.  The Company received proceeds of $345 million as a result of the sale substantially all of the assets of CBD and $23 million from the sale of its entire equity stake in Anthem Inc.

Approximately $30 million in preferred stock dividends were paid to preferred shareowners during the first six months of 2002.  Of this amount, approximately $25 million was paid to the holders of the 12½% preferred stock and is included in the “Minority interest expense” caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  As a result of Broadwing Communications Inc.'s decision to defer the August 15, 2002 cash dividend payment on its 12½% preferred stock security, as discussed above, the Company will conserve $12 million in cash during the third quarter of 2002.  The dividend will accrue, and therefore will continue to be presented as minority interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, the

Company repaid a net $258 million of its credit facility during the first six months of 2002, using the proceeds from the sale of substantially all of the assets of CBD, as discussed above, partially offset by additional borrowings.  Please refer to Notes 5 and 8 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of debt and minority interest.

As of June 30, 2002, the Company held approximately $23 million in cash and cash equivalents.  In addition to cash on hand, the primary sources of cash will be cash generated by operations and borrowings from the Company’s credit facility.  The primary uses of cash will be for funding the maintenance and strategic expansion of the national, local and wireless networks; interest and principal payments on the Company credit facility, 7¼% corporate bonds, and CBT bonds; dividends on the 6¾% cumulative convertible preferred stock; and working capital.

EBITDA

EBITDA represents net income (loss) from continuing operations before interest, income tax expense (benefit), depreciation, amortization, restructuring and other charges (credits), minority interest expense (income), equity loss in unconsolidated entities, loss (gain) on investments, other expense (income), extraordinary items and the effect of changes in accounting principles.  EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net income (loss) as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies.  The Company has presented certain information regarding EBITDA because the Company uses EBITDA as one of the measurements of operating segment performance.

EBITDA of $158 million in the second quarter of 2002 increased 4%, or $7 million, compared to the same quarter in 2001.  EBITDA of $305 million in the first six months of 2002 increased 3%, or $9 million.  Increases in Local, Wireless and Other segments, due to effective cost management were offset by a decrease in the Broadband segment driven by declining revenue.  Excluding $18 million of non-recurring, noncash revenue resulting from the termination of an IRU contract in conjunction with a customer’s bankruptcy and a non-recurring charge of $13 million for costs associated with the termination of the Company’s uncompleted network construction contract further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the Company’s EBITDA for the second quarter and first six months of 2002 was $153 million and $300 million, increases of 1% over each respective period in 2001.

Regulatory Matters and Competitive Trends

Federal – The Telecommunications Act of 1996 (the “1996 Act”), including the rules subsequently adopted by the Federal Communications Commission (“FCC”) to implement the 1996 Act, can be expected to impact CBT’s in-territory local exchange operations in the form of greater competition.

State – At the state level, CBT conducts local exchange operations in portions of Ohio, Kentucky and Indiana and, consequently, is subject to regulation by the Public Utilities Commissions (“PUC”) in those states.  In Ohio, the PUC is concluding a proceeding that will establish permanent rates that CBT can charge to competitive local exchange carriers for unbundled network elements.  The Kentucky commission recently initiated a similar case to establish rates for unbundled network elements in Kentucky.  The establishment of these rates is intended to facilitate market entry by competitive local exchange carriers.

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

CBT is currently subject to an Alternative Regulation Plan (“Alt Reg Plan”) in Ohio.  The current Alt Reg Plan gives CBT pricing flexibility in several competitive service categories in exchange for CBT’s commitment to freeze certain basic residential service rates during the term of the Alt Reg Plan.  The term of the current Alt Reg Plan will expire on June 30, 2003.  Prior to expiration of the current Plan, CBT will be required to initiate a proceeding to establish a new Alt Reg Plan or adopt a generic Alt Reg Plan developed by the Ohio PUC.  Failure to obtain approval of a new Alt Reg Plan with similar pricing flexibility could have an adverse impact on CBT’s operations.

Business Outlook

Evolving technology, consumer preferences, legislative and regulatory initiatives and convergence of communications technology are causes of increasing competition.  The range of communications services, the equipment available to provide and access such services and the number of competitors offering such services continue to increase. In addition, the difficult economic environment and limited access to capital markets could continue to cause customers to default on payments and reduce purchases commensurate with demand and vendors to cease providing services and equipment. These initiatives and developments could make it difficult for the Company to maintain current revenue, operating margins and associated cash flow.

The Company’s subsidiaries face intense competition in their markets, principally from larger companies.  These subsidiaries differentiate themselves by leveraging the strength and recognition of the Company’s brand equity, by providing customers with superior service, by focusing on niche markets and by developing and marketing customized bundled services.

Cincinnati Bell Telephone’s current and potential competitors include other ILECs, wireless services providers, interexchange carriers, competitive local exchange carriers, cable operators and others.  To date, Cincinnati Bell Telephone has signed various interconnection agreements with competitors and approximately 2% of network access lines have been transferred to competitors since 1998.

Cincinnati Bell Wireless is one of seven active wireless service providers in the Greater Cincinnati and Dayton, Ohio metropolitan market areas.  In the second quarter of 2002, CBW’s net activations were 30,000, or 83% lower than the second quarter of 2001, and its average revenue per postpaid user decreased 5%.  In total, CBW's market share decreased to approximately 27%, from 29% as of June 30, 2001, as net activations were less than the overall growth in the market.

Cincinnati Bell Any Distance has captured substantial market share in the Greater Cincinnati area since the introduction of its Any Distance offer in January of 2000, but faces intense competition from long-distance providers and other resellers.  Margins on long-distance rates continue to fall as providers attempt to maintain their subscriber base, which creates the need for substantial expenditures in order to capture and retain market share.

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

The Company believes that its reputation for quality service and innovative products can be successfully exported from its local franchise area.  The Company has successfully blended its provisioning and marketing expertise with Broadwing Communications’ next-generation optical network in order to introduce advanced calling and data transport services throughout the United States.  The Company intends to retain market share with respect to its current service offerings and continue to pursue rapid growth in data transport and wireless communications services.  The Company also intends to continue to leverage its investment in its local communications network and regional wireless network to provide new and incremental product and service offerings to customers in the Greater Cincinnati and Dayton, Ohio markets.  In addition, the Company intends to continue to diversify its customer base by focusing on enterprise customers.  During the second quarter of

2002, revenue from enterprise customers comprised 42% of total revenue, with consumers contributing 27% and carriers the remaining 31%.

Business Development

To enhance shareowner value, the Company continues to review opportunities for acquisitions, divestitures, equity investments and strategic partnerships.

Commitments and Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.  Except as discussed below, the Company believes that the resolution of such matters for amounts in excess of those accounted for in the Condensed Consolidated Financial Statements would not likely have a materially adverse effect on the Company’s financial condition, results of operations and cash flows.

In 2001 and 2000, the Company’s Broadwing Communications subsidiary entered into agreements with two vendors to provide bundled internet access to the Company’s customers based on a monthly maintenance fee.  In March 2002, Broadwing Communications terminated its contract with one of the vendors, which was an action contemplated in the original November 2001 restructuring plan for which an amount could not be reasonably estimated at that time.  This contract termination reduced the Company’s future commitments by approximately $60 million.  As of June 30, 2002, Broadwing Communications had committed to purchase approximately $14 million of bundled internet access over twenty-nine months from the remaining vendor.  These services were previously purchased from other vendors on a usage basis.

In June 2000, the Company entered into a long-term construction contract to build a 1,550-mile fiber route system.  During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract.  Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract.  As a result of the contract termination during the second quarter of 2002, the Company expensed $13 million in both costs incurred under the contract and estimated shutdown costs, which have been reflected in cost of services and products in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, the Company’s balance sheet included $51 million in unbilled accounts receivable (including both signed change orders and claims) at June 30, 2002 related to this contract.  Based on information available as of June 30, 2002, the Company believes it is due significant amounts outstanding under the contract, including unbilled accounts receivable.  The timing and outcome of these issues are not currently predictable.  An unfavorable outcome could have a material effect on the financial condition of the Company.

At June 30, 2002, the Company’s balance sheet included $213 million in construction in progress.  Of the total construction in progress balance, $61 million was for costs incurred in the construction of certain telecommunication fiber routes for the Company’s own use that were not yet complete.  During the second quarter of 2002, construction activity for these routes was ceased due to a contract dispute and termination that affected the access to certain rights of way on the routes.  The outcome of these issues (see Note 12 of the Notes to Condensed Consolidated Financial Statements) could have a material impact on the remaining costs and feasibility of route completion.  The Company is currently evaluating its alternatives related to these routes, the outcome of which could result in a material, noncash impairment charge.

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

The Company is, however, required by terms of its credit facility to engage in interest rate swaps once certain thresholds are exceeded with regard to floating rate debt as a percentage of the Company’s total debt.  The Company exceeded this threshold during 2000 and, accordingly, entered into a series of interest rate swap agreements on notional amounts totaling $130 million. The Company continued to exceed the above noted threshold in the second quarter of 2002, and therefore as of June 30, 2002, the Company held interest rate swaps with notional amounts totaling $490 million.  The purpose of these agreements is to hedge against changes in market interest rates to be charged on the Company’s borrowings under its credit facility.  The increase in notional amounts from 2000 to the second quarter of 2002 is a result of the Company’s additional borrowings under its credit facility during that period.

These swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties.  Because these amounts are not exchanged, the notional amounts of these agreements are not indicative of the Company’s exposure resulting from these derivatives.  The amounts to be exchanged between the parties are primarily the result of the swap’s notional amount and the fixed and floating rate percentages to be charged on the swap.  In accordance with SFAS 133, interest rate differentials associated with the Company’s interest rate swaps are recorded as an adjustment to interest payable or receivable with the offset to interest expense over the life of the swap.  The swap agreements were a liability with a fair value of $9.8 million recorded on the balance sheet as of June 30, 2002, and a $6.3 million tax-effected amount recorded in other comprehensive income.

Potential nonperformance by counterparties to the swap agreements exposes the Company to a certain amount of credit risk due to the possibility of counterparty default.  Because the Company’s only counterparties in these transactions are financial institutions that are at least investment grade, it believes the risk of counterparty default is minimal.

Interest Rate Risk Management – The Company’s objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is included in Note 12 of the Notes to Condensed Consolidated Financial Statements.

Item 2.  Changes in Securities and Use of Proceeds

The Broadwing Communications Inc. Board of Directors voted on July 24, 2002, to defer the third quarter 2002 cash payment of the quarterly dividend on Broadwing Communications Inc.’s 12½% preferred shares, in accordance with the terms of the security.  The Company will continue to accrue the dividend in accordance with the terms of the security.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was conducted on April 29, 2002.  At this meeting, shareholders voted on:

i.             Election of three directors for three-year terms expiring in 2005.

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

(4)(c)(i)

Indenture dated July 1, 1993, between Cincinnati Bell Inc. (now known as Broadwing Inc.), Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023. (Exhibit 4-A to Form 8-K, date of report July 12, 1993, File No. 1-8519).

(4)(c)(ii)

Indenture dated August 1, 1962, between Cincinnati Bell Telephone Company and Bank of New York, Trustee (formerly, The Central Trust Company was trustee), in connection with $20,000,000 of Cincinnati Bell Telephone Company Forty Year 4 3/8% Debentures, Due August 1, 2002. (Exhibit 4(c)(iii) to Form 10-K for 1992, File No. 1-8519).

(4)(c)(iii)

Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. (now known as Broadwing Inc.), as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report October 27, 1993, File No. 1-8519).

(4)(c)(iv)

Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. (now known as Broadwing Inc.), as Guarantor, and The Bank of New York, as Trustee.  (Exhibit 4-A to Form 8-K, date of report November 30, 1998, File No. 1-8519).

(4)(c)(v)

Investment Agreement dated as of July 21, 1999, among Cincinnati Bell Inc. (now known as Broadwing Inc.), Oak Hill Capital Partners L.P. and certain related parties of Oak Hill (Exhibit 4.9 to Form S-4 filed on September 13, 1999, File No. 1-8519).

(4)(c)(vi)

Indenture dated as of July 21, 1999 among Cincinnati Bell Inc. (now known as Broadwing Inc.), and The Bank of New York, as Trustee (Exhibit 4.10 to Form S-3 filed on November 10, 1999, File No.1-8519).

(4)(c)(vii)

No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).  Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(i)(1.0)

Amended and Restated Credit Agreement dated as of November 9, 1999, amended and restated as of January 12, 2000 (“Credit Agreement”), among Cincinnati Bell Inc. (now known as Broadwing Inc.) and IXCS as the Borrowers, Cincinnati Bell Inc. (now known as Broadwing Inc.) as Parent Guarantor, the Initial Lenders, Initial Issuing Banks and Swing Line Banks named herein, Bank of America, N.A., as Syndication Agent, Citicorp USA, Inc., as Administrative Agent, Credit Suisse First Boston and The Bank of New York, as Co-Documentation Agents, PNC Bank, N.A., as Agent and Salomon Smith Barney Inc. and Banc of America Securities LLC, as Joint Lead Arrangers.  (Amended and restated Credit Agreement filed as Exhibit 10.1 to Form 10-Q, for the quarter ended March 31, 2000, File No. 1-8519).

(10)(i)(1.1)

Letter Amendment and Waiver No. 1 dated as of May 17, 2000 to the amended and restated Credit Agreement. (Original Credit Agreement filed as Exhibit 10.1 to Form 8-K, date of report November 12, 1999, File No. 1-8519)

(10)(i)(1.2)

Letter Amendment No. 2 dated as of November 3, 2000 to the amended and restated Credit Agreement. (Original Credit Agreement filed as Exhibit 10.1 to Form 8-K, date of report November 12, 1999, File No. 1-8519)

(10)(i)(1.3)

Letter Amendment and Waiver No. 3 dated as of June 12, 2001 to the amended and restated Credit Agreement. (Original Credit Agreement filed as Exhibit 10.1 to Form 8-K, date of report November 12, 1999, File No. 1-8519)

(10)(i)(1.4)	Amendment No. 4 dated as of June 27, 2001 to the amended and restated Credit Agreement. (Original Credit Agreement filed as Exhibit 10.1 to Form 8-K, date of report November 12, 1999, File No. 1-8519)

(10)(i)(1.5)

Amendment No. 5 dated as of December 13, 2001 to the amended and restated Credit Agreement. (Original Credit Agreement filed as Exhibit 10.1 to Form 8-K, date of report November 12, 1999, File No. 1-8519)

(10)(i)(1.6)	Amendment No. 6 dated as of March 1, 2002 to the amended and restated Credit Agreement. (Original Credit Agreement filed as Exhibit 10.1 to Form 8-K, date of report November 12, 1999, File No. 1-8519)

(10)(i)(1.7)

Amendment No. 7 dated as of March 15, 2002 to the amended and restated Credit Agreement. (Original Credit Agreement filed as Exhibit 10.1 to Form 8-K, date of report November 12, 1999, File No. 1-8519)

(10)(i)(1.8)	Amendment No. 8 dated as of April 8, 2002 to the amended and restated Credit Agreement. (Original Credit Agreement filed as Exhibit 10.1 to Form 8-K, date of report November 12, 1999, File No. 1-8519)

(10)(i)(1.9)	Amendment No 9 dated as of May 1, 2002 to the amended and restated Credit Agreement. (Original Credit Agreement filed as Exhibit 10.1 to Form 8-K, date of report November 12, 1999, File No. 1-8519)

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

(10)(iii)(A)(6)*

Cincinnati Bell Inc. (now known as Broadwing Inc.) 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective February 1, 1999. (Exhibit (10)(iii)(A)(15) to Form 10-K for 1998, File No. 1-8519).

(10)(iii)(A)(7)*	Cincinnati Bell Inc. (now known as Broadwing Inc.) 1989 Stock Option Plan. (Exhibit (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(8)*	Employment Agreement dated January 1, 1999 between the Company and Richard G. Ellenberger. (Exhibit (10)(iii)(A)(9) to Form 10-K for 1998, File No. 1-8519).

(10)(iii)(A)(9)*	Employment Agreement effective January 1, 1999 between the Company and Kevin W. Mooney. (Exhibit (10)(iii)(A)(ii) to Form 10-K for 1998, File No. 1-8519).

(10)(iii)(A)(10)*	Employment Agreement effective December 4, 2001 between the Company and Michael W. Callaghan. (Exhibit (10)(iii)(A)(10) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(iii)(A)(11)*	Employment Agreement dated January 1, 1999 between the Company and John F. Cassidy. (Exhibit (10)(iii)(A)(8) to Form 10-K for 1999, File No. 1-8519).

(10)(iii)(A)(12)*	Employment Agreement effective January 1, 2000 between the Company and Jeffrey C. Smith. (Exhibit (10)(iii)(A)(12) to Form 10-Q for the quarter ended March 31, 2001, File No. 1-8519)

(10)(iii)(A)(13)*+	Employment Agreement effective July 24, 2002 between the Company and Thomas L. Schilling.

(99.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.

* Management contract or compensatory plan required to be filed as an exhibit.

The Company will furnish any other exhibit at cost.

(b)                                 Reports on Form 8-K.

Form 8-K, date of report May 31, 2002, reporting that the Company held a conference call with investors on May 30, 2002, in order to clarify misconceptions, misunderstandings and misleading information that had been reported in the investment community.  The Company also reaffirmed its previously announced 2002 guidance for revenue, EBITDA, capital and achieving positive free cash flow by the end of 2002.

Form 8-K, date of report July 26, 2002, reporting that the Company issued a press release on July 24, 2002 appointing Thomas L. Schilling as Chief Financial Officer and naming Mary E. McCann to the newly created position of Senior Vice President of Internal Controls.

Form 8-K, date of report August 13, 2002, reporting that Richard G. Ellenberger, Chairman of the Board and Chief Executive Officer of the Company, and Thomas L. Schilling, Chief Financial Officer of the Company, submitted sworn statements to the SEC pursuant to Securities and Exchange Commission Order No. 4-460.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Broadwing Inc.

Date:	August 13, 2002	/s/ Thomas L. Schilling
Thomas L. Schilling
Chief Financial Officer