Form 10-Q
period 2002-09-30
BROADWING INC
filed 2002-11-15
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 1-8519

BROADWING INC.

Incorporated under the laws of the State of Ohio

201 East Fourth Street, Cincinnati, Ohio 45202

I.R.S. Employer Identification Number 31-1056105

Telephone - Area Code 513 397-9900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No☐

At October 31, 2002, there were 218,886,063 common shares outstanding.

TABLE OF CONTENTS

PART I. Financial Information

Description

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) Three Months and Nine Months Ended September 30, 2002 and 2001

Condensed Consolidated Balance Sheets (Unaudited) September 30, 2002 and December 31, 2001

Condensed Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. Other Information

Description

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signature

Certifications

Form 10-Q Part I	Broadwing Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

($ in Millions, Except Per Common Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenue	$562.9	$578.0	$1,652.8	$1,725.6

Costs and Expenses
Cost of services and products (excluding depreciation of $96.3, $91.6, $278.8 and $248.0 included below)	251.8	287.6	784.0	844.3
Selling, general and administrative	116.5	136.6	369.1	431.8
Depreciation	120.6	114.7	351.6	319.7
Amortization	6.2	28.6	19.2	85.8
Restructuring and other charges	7.1	—	23.6	9.6
Total costs and expenses	502.2	567.5	1,547.5	1,691.2

Operating Income	60.7	10.5	105.3	34.4

Minority interest expense	15.5	13.8	44.4	39.2
Equity loss in unconsolidated entities	—	—	—	4.0
Interest expense	40.1	44.2	117.4	127.3
Gain on investments	—	(10.9)	(0.4)	(9.8)
Other expense, net	1.4	3.5	0.8	3.4
Income (loss) from continuing operations before income taxes	3.7	(40.1)	(56.9)	(129.7)
Income tax benefit	(0.3)	(4.5)	(9.1)	(18.3)
Income (loss) from continuing operations	4.0	(35.6)	(47.8)	(111.4)
Income from discontinued operations, net of taxes of $0.0, $4.9, $119.7 and $13.4, respectively	—	7.7	217.6	20.8
Cumulative effect of change in accounting principle, net of taxes of $3.1	—	—	(2,008.7)	—
Net Income (Loss)	4.0	(27.9)	(1,838.9)	(90.6)
Dividends applicable to preferred stock	2.6	2.6	7.8	7.8
Net Income (Loss) Applicable to Common Shareowners	$1.4	$(30.5)	$(1,846.7)	$(98.4)

Net Income (Loss)	$4.0	$(27.9)	$(1,838.9)	$(90.6)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swaps	0.2	(4.9)	1.2	(7.9)
Unrealized loss on investments	—	—	—	(85.8)
Unrealized gain on cash flow hedges	—	—	—	17.0
Reclassification adjustment - minority equity investments	—	(17.0)	—	(17.0)
Total other comprehensive income (loss)	0.2	(21.9)	1.2	(93.7)
Comprehensive Income (Loss)	$4.2	$(49.8)	$(1,837.7)	$(184.3)

Basic and Diluted Earnings (Loss) Per Common Share
Earnings (loss) from continuing operations	$0.01	$(0.18)	$(0.26)	$(0.55)
Income from discontinued operations, net of taxes	—	0.04	1.00	0.10
Cumulative effect of change in accounting principle, net of taxes	—	—	(9.20)	—
Net Earnings (Loss) per Common Share	$0.01	$(0.14)	$(8.46)	$(0.45)

Weighted Average Common Shares Outstanding (millions)
Basic	218.5	217.8	218.3	217.2
Diluted	219.0	217.8	218.3	217.2

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in Millions, Except Per Share Amounts)

(Unaudited)

	September 30, 2002	December 31, 2001
Assets
Current assets
Cash and cash equivalents	$34.7	$30.0
Short-term investments	—	22.7
Receivables, net of allowances of $40.2 and $36.4	303.5	310.9
Materials and supplies	31.8	39.7
Deferred income tax benefits	14.1	16.7
Prepaid expenses and other current assets	28.4	30.0
Assets of discontinued operations	—	21.4
Total current assets	412.5	471.4

Property, plant and equipment, net of accumulated depreciation of $2,391.2 and $2,080.4	2,850.2	3,059.3
Goodwill	40.9	2,048.6
Other intangibles, net	371.9	396.3
Deferred income tax benefits	91.2	227.9
Other noncurrent assets	130.6	108.5
Total assets	$3,897.3	$6,312.0

Liabilities and Shareowners’ Equity (Deficit)

Current liabilities
Short-term debt	$91.9	$150.0
Accounts payable	147.4	189.9
Current portion of unearned revenue and customer deposits	133.1	178.3
Accrued taxes	116.1	110.9
Restructuring	40.9	5.3
Other current liabilities	154.7	275.9
Liabilities of discontinued operations	—	11.9
Total current liabilities	684.1	922.2

Long-term debt, less current portion	2,471.0	2,702.0
Unearned revenue, less current portion	298.7	415.9
Other noncurrent liabilities	161.7	157.8

Total liabilities	3,615.5	4,197.9

Minority interest	443.0	435.7

Commitments and contingencies	—	—

Shareowners’ Equity (Deficit)
6¾% Cumulative Convertible Preferred Stock, 2,357,299 shares authorized, 155,250 (converted into 3,105,000 depository shares) issued and outstanding at September 30, 2002 and December 31, 2001	129.4	129.4

Common shares, $.01 par value; 480,000,000 shares authorized; 226,272,002 and 225,873,352 shares issued; 218,466,202 and 218,067,552 outstanding at September 30, 2002 and December 31, 2001	2.3	2.3
Additional paid-in capital	2,363.8	2,365.8
Accumulated deficit	(2,502.1)	(663.3)
Accumulated other comprehensive loss	(9.5)	(10.7)
Common shares in treasury, at cost:
7,805,800 shares at September 30, 2002 and December 31, 2001	(145.1)	(145.1)

Total shareowners’ equity (deficit)	(161.2)	1,678.4

Total liabilities and shareowners’ equity (deficit)	$3,897.3	$6,312.0

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in Millions)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash Flows from Operating Activities
Net loss	$(1,838.9)	$(90.6)

Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	2,008.7	—
Gain from sale of discontinued operations, net of taxes	(211.8)	—
Depreciation	351.6	319.7
Amortization	19.2	85.8
Provision for loss on receivables	40.6	73.1
Noncash interest expense	31.4	27.3
Minority interest expense	44.4	39.2
Equity loss in unconsolidated entities	—	4.0
Gain on investments	(0.4)	(9.8)
Deferred income tax benefit	(9.8)	(27.9)
Tax benefits from employee stock option plans	0.7	23.1
Other, net	1.3	0.6

Changes in operating assets and liabilities:
Increase in receivables	(33.6)	(99.1)
Decrease (Increase) in prepaid expenses and other current assets	5.1	(22.1)
(Decrease) increase in accounts payable	(35.0)	(45.4)
Decrease in accrued and other current liabilities	(66.5)	(29.9)
Decrease in unearned revenue	(168.5)	(45.0)
Decrease (increase) in other assets and liabilities, net	1.1	(3.2)
Net cash provided by (used in) discontinued operations	(9.5)	(0.6)
Net cash provided by operating activities	130.1	199.2

Cash Flows from Investing Activities
Capital expenditures	(139.9)	(536.8)
Proceeds from sale of investments	23.3	113.9
Payments for investments/acquisitions, net of cash acquired	—	(1.5)
Other, net	—	0.1
Proceeds from sale of discontinued operations	345.0	—
Net cash provided by (used in) investing activities	228.4	(424.3)

Cash Flows from Financing Activities
Issuance of long-term debt	113.1	436.0
Repayment of long-term debt	(418.8)	(244.9)
Short-term borrowings (repayments), net	(7.5)	47.1
Other financing cost	(8.5)	—
Issuance of common shares - exercise of stock options	0.5	18.7
Minority interest and preferred stock dividends paid	(32.6)	(44.9)
Net cash (used in) provided by financing activities	(353.8)	212.0
Net increase (decrease) in cash and cash equivalents	4.7	(13.1)
Cash and cash equivalents at beginning of period	30.0	37.9
Cash and cash equivalents at end of period	$34.7	$24.8

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                          Basis of Presentation, Liquidity and Accounting Policies

Basis of Presentation — The Condensed Consolidated Financial Statements of Broadwing Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period presented.

The adjustments referred to above are of a normal and recurring nature except for those outlined in Notes 2, 3, 4, 13, and as outlined below.  Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.

The December 31, 2001 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the notes thereto included in the Company’s 2001 Annual Report on Form  10-K.

Liquidity and Financial Resources — As of September 30, 2002, the amount available under the Company’s credit facility was $187 million. The Company’s total credit facility will decrease throughout the remaining three months of 2002 to approximately $1.825 billion at December 31, 2002, due to approximately $1.2 million of scheduled repayments of the term debt portions of the credit facility and $33.8 million of scheduled amortization of the revolving portion of the credit facility.  The Company believes that the borrowing availability will be sufficient to provide for financing requirements in excess of amounts generated by operations through September 30, 2003.  The Company’s debt maturities as of September 30, 2002 amounted to $205.4 million in 2003 and $994.9 million in 2004 (for a complete debt maturity schedule, refer to Note 5). The Company’s ability to meet its principal debt payment obligations beyond September 30, 2003, of which most are obligations under the credit facility, is dependent on its ability to refinance its existing indebtedness.  The Company is assessing a complete range of strategic alternatives, including raising capital, selling select assets and discontinuing lines of business, in order to improve its financial position (for further discussion, refer to Note 14).  The Company also plans to enter into discussions with its banks to amend various provisions of its credit facility, including extending the 2004 maturities.  If the Company is unable to refinance its existing indebtedness or successfully negotiate amendments to its credit facility, there could be a material adverse impact on the Company’s operations.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Revenue Recognition — Local, wireless and broadband transport service revenue is billed monthly, in advance, with revenue being recognized when earned.  Revenue from product sales and certain services is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance.  Service activation revenue is deferred and recognized over the appropriate life for the associated service, in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

Indefeasible right-of-use agreements, or “IRUs”, represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash.  The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated.  In the third quarter of 2002 and the year-to-date period ended September 30, 2002, the Company recognized noncash, non-recurring revenue and operating income related to IRU terminations with bankrupt customers to whom the Company was no longer obligated to provide services, totaling $41.2 million and $58.7 million (net of a $4.25 million termination payment discussed in Note 13), respectively.  IRU and related maintenance revenue are included in the broadband transport category of the Broadband segment.

Construction revenue and estimated profits are recognized according to the percentage of completion method on a cost incurred to total costs estimated at completion basis.  The method is used because the Company can make reasonably dependable estimates of revenue and costs applicable to various stages of a contract.  As the financial reporting of these contracts depends on estimates that are continually assessed throughout the terms of the contracts, revenue recognized is subject to revision as the contracts near completion.  Revisions in estimates are reflected in the period in which the facts that give rise to the revision become known and could impact revenue and costs of services and products.  Construction projects are considered substantially complete upon customer acceptance.  In November 2001, the Company announced its intention to exit the construction business upon completion of one remaining contract as discussed in Note 4.  That contract is in dispute as discussed in Note 13.  The amount of construction revenue recognized totaled $22.9 million in the third quarter of 2001 and $76.6 million for the year-to-date period ended September 30, 2001.

Unbilled Receivables — Unbilled receivables arise from local, broadband and wireless services rendered but not yet billed, in addition to network construction revenue that is recognized under the percentage-of-completion method.  Network construction receivables are billable upon achievement of contractual milestones or upon completion of contracts.  As of September 30, 2002 and December 31, 2001, unbilled receivables totaled $92 million and $95 million, respectively.  Unbilled receivables of $51 million and $45 million at September 30, 2002 and December 31, 2001, respectively, include both claims and signed change orders related to a construction contract that was terminated during the second quarter of 2002.    Management believes such amounts are valid and collectible receivables.  See Note 13 for a detailed discussion of this construction contract.

Fiber Exchange Agreements — In connection with the development of its optical network, the Company entered into various agreements to exchange fiber usage rights.  The Company accounts for agreements with other carriers to exchange fiber asset service contracts either for capacity or services by recognizing the fair value of the revenue earned and expense incurred.  Exchange agreements accounted for noncash revenue and expense, in equal amounts, of $2.0 million and $3.0 million in the third quarter of 2002 and 2001, respectively, and $6.0 million and $9.5 million in the first nine months of 2002 and 2001, respectively, with no impact on operating income or net income (loss).

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

Pension and Postretirement Benefits — The Company calculates net periodic pension and postretirement expenses and liabilities on an actuarial basis under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”.  The key assumptions used in determining these calculations are disclosed in the Company’s 2001 Annual Report on Form 10-K.  The most significant of these numerous assumptions, which are reviewed annually, include the discount rate, expected long-term rate of return on plan assets and health care cost trend rates.  The discount rate is selected based on current market interest rates on high-quality, fixed-rate debt securities.  The expected long-term rate of return on plan assets is based on the participants’ benefit horizon, the mix of investments held directly by the benefit plans and the current view of expected future returns, which is influenced by historical averages.  The health care cost trend rate is based on actual claims experience and future projections of medical cost trends.  A revision to these estimates would impact both cost of services and products and selling, general and administrative expenses.

During the nine months ended September 30, 2002, the value of the assets held in the Company’s pension and postretirement trusts decreased approximately 20% as general equity market conditions deteriorated.  The asset decline is expected to increase the Company’s 2003 noncash operating expenses by approximately $20 million.  The Company does not expect to make cash funding contributions to the pension trust in 2003, but currently anticipates a cash contribution of approximately $8 million in 2004.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating contracts that are not capital leases and termination benefits that involuntarily terminated employees receive in certain instances.  SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and requires liabilities associated with exit and disposal activities to be expensed as incurred.  SFAS 146 is effective for exit or disposal activities of the Company that are initiated after    December 31, 2002.

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

The Condensed Consolidated Financial Statements and the Company’s Other segment have been restated to reflect the disposition of CBD as a discontinued operation under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  Accordingly, revenue, costs, expenses, assets, liabilities and cash flows of CBD have been reported as “Income from discontinued operations, net of taxes,” “Assets of discontinued operations,” “Liabilities of discontinued operations,” “Net cash provided by (used in) discontinued operations,” “Gain from sale of discontinued operations, net of taxes”, or “Proceeds from sale of discontinued operations, net of taxes” for all periods presented.

Selected financial information for the discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2002	2001	2002	2001

Revenue	$—	$20.2	$15.7	$59.5

Income from discontinued operations before income taxes	—	12.6	9.0	34.2
Gain on disposition of discontinued operations	—	—	328.3	—
Income tax expense (including $116.5 expense
on disposition of discontinued operations)	—	4.9	119.7	13.4

Income from discontinued operations, net of tax	$—	$7.7	$217.6	$20.8

The effective tax rates of discontinued operations were 35.5% in all periods presented.

3.                          Goodwill and Intangible Assets

On June 29, 2001 the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires cessation of the amortization of goodwill and indefinite-lived intangible assets, which will amount to an annual decrease in amortization expense of $88 million compared to 2001, and annual impairment testing of those assets.  Intangible assets that have finite useful lives will continue to be amortized.  The Company adopted SFAS 142 on January 1, 2002, as required.  The Company completed the initial impairment test for its Wireless and Broadband businesses, during the first quarter of 2002, which indicated that goodwill of its Broadband business was impaired as of January 1, 2002.    In the second quarter of 2002, the Company recorded an impairment charge of $2,008.7 million, net of taxes, effective as of January 1, 2002.  The impairment charge is reflected as a cumulative effect of change in accounting principle, net of taxes, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table reconciles the Company’s third quarter and year-to-date 2001 net income, adjusted to exclude amortization of goodwill and indefinite lived intangible assets pursuant to SFAS 142, to the third quarter and year-to-date 2002 reported amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per common share amounts)	2002	2001	2002	2001

Reported net income (loss) from continuing operations	$4.0	$(35.6)	$(47.8)	$(111.4)
Add back: Goodwill amortization, net of tax	—	18.3	—	55.0
Add back: Assembled workforce amortization, net of tax	—	1.3	—	3.9
Add back: FCC License amortization, net of tax	—	0.1	—	0.4
Adjusted net income (loss) from continuing operations	$4.0	$(15.9)	$(47.8)	$(52.1)

Reported net income (loss)	$4.0	$(27.9)	$(1,838.9)	$(90.6)
Add back: Goodwill amortization, net of tax	—	18.3	—	55.0
Add back: Assembled workforce amortization, net of tax	—	1.3	—	3.9
Add back: FCC License amortization, net of tax	—	0.1	—	0.4
Adjusted net income (loss)	$4.0	$(8.2)	$(1,838.9)	$(31.3)

Basic and diluted income (loss) per common share from continuing operations
Reported net income (loss) from continuing operations	$0.01	$(0.18)	$(0.26)	$(0.55)
Add back: Goodwill amortization	—	0.08	—	0.25
Add back: Assembled workforce amortization	—	0.01	—	0.02
Add back: FCC License amortization	—	—	—	—
Adjusted net income (loss) from continuing operations	$0.01	$(0.09)	$(0.26)	$(0.28)

Basic and diluted income (loss) per common share
Reported net income (loss)	$0.01	$(0.14)	$(8.46)	$(0.45)
Add back: Goodwill amortization	—	0.08	—	0.25
Add back: Assembled workforce amortization	—	0.01	—	0.02
Add back: FCC License amortization	—	—	—	—
Adjusted net income (loss)	$0.01	$(0.05)	$(8.46)	$(0.18)

The following table details the components of the carrying amount of other intangible assets.  Indefinite-lived intangible assets consist primarily of FCC licenses of the Wireless segment.  Intangible assets subject to amortization expense consist primarily of customer relationships acquired in connection with the merger with IXC Communications Inc. in November 1999:

($ in millions)	September 30, 2002	December 31, 2001
Indefinite-lived intangible assets, excluding goodwill	$35.7	$35.7

Intangible assets subject to amortization:
Gross carrying amount	418.8	441.3
Accumulated amortization	(82.6)	(80.7)
Net carrying amount	$336.2	$360.6

Total other intangible assets	$371.9	$396.3

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2002	2001	2002	2001

Amortization expense of finite-lived other intangible assets	$6.2	$9.7	$19.2	$29.4

The estimated intangible asset amortization expense for each of the fiscal years 2002 through 2006 is approximately $25 million.

The following table presents a rollforward of the activity related to goodwill by segment:

	Nine Months Ended September 30, 2002				Year Ended December 31, 2001
($ in millions)	Broadband	Wireless	Other	Total	Broadband	Wireless	Other	Total
Beginning Period Goodwill balance	$2,007.7	$40.1	$0.8	$2,048.6	$2,007.7	$40.1	$0.8	$2,048.6

Reclassification of Assembled Workforce	4.1	—	—	4.1	—	—	—	—

Impairment charge	(2,011.8)	—	—	(2,011.8)	—	—	—	—

Period End Total	$—	$40.1	$0.8	$40.9	$2,007.7	$40.1	$0.8	$2,048.6

4.                          Restructuring and Other Charges

September 2002 Restructuring Charge

During the third quarter of 2002, the Company recorded restructuring charges of $9.6 million.  The restructuring charges consisted of $4.6 million related to employee separation benefits and $5.0 million related to contractual terminations associated with the Company’s exit of a product line (for a further discussion of the contractual termination, refer to Note 13).  The restructuring costs include the cost of employee separation benefits, including severance, medical and other benefits, related to three employees including the former CEO of the Company.  The Company expects to utilize the remaining liability by December 31, 2002.  In total, the Company expects these charges to result in cash outlays of $9.1 million.  Total cash expenditures during the third quarter of 2002 amounted to $5.4 million.

The following table illustrates the activity in this reserve since its inception:

Type of costs ($ in millions)	Initial Charge	Utilizations	Balance September 30, 2002

Employee separations	$4.6	$(0.6)	$4.0
Terminate contractual obligations	5.0	(5.0)	—
Total	$9.6	$(5.6)	$4.0

November 2001 Restructuring Plan

In November 2001, the Company adopted a restructuring plan which included initiatives to consolidate data centers, reduce the Company’s expense structure, exit the network construction business, eliminate other nonstrategic operations and merge the digital subscriber line (“DSL”) and certain dial-up Internet operations into the Company’s existing Local operations.  Total restructuring and impairment costs of $232.3 million were recorded in 2001 related to these initiatives.  The $232.3 million consisted of restructuring liabilities in the amount of $84.2 million and related noncash asset impairments in the amount of $148.1 million.  The restructuring charge was comprised of $21.4 million related to involuntary employee separation benefits, $62.5 million related to lease and other contractual terminations and $0.3 million related to other exit costs.

During the first quarter of 2002, the Company recorded additional restructuring charges of $16.5 million resulting from employee separation benefits and costs to terminate contractual obligations, which were actions contemplated in the original plan for which an amount could not be reasonably estimated at that time.  In total, the Company expects this restructuring plan to result in cash outlays of $95.7 million and noncash items of $153.1 million.  The Company expects to complete the plan by December 31, 2002, except for certain lease obligations, which are expected to continue through December 31, 2005.

The restructuring costs include the cost of involuntary employee separation benefits, including severance, medical and other benefits, related to 895 employees across all areas of the Company.  As of September 30, 2002, 862 employee separations had been completed which utilized reserves of $22.3 million, $17.5 million of which was cash.  Total cash expenditures during the first nine months of 2002 amounted to $53.6 million.

The following table illustrates the activity in this reserve since December 31, 2001:

Type of costs ($ in millions)	Balance December 31, 2001	Utilizations	Adjustments	Balance September 30, 2002

Employee separations	$13.6	$(14.5)	$1.0	$0.1
Terminate contractual obligations	60.1	(39.7)	15.4	35.8
Other exit costs	0.3	(0.4)	0.1	—
Total	$74.0	$(54.6)	$16.5	$35.9

February 2001 Restructuring Plan

In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati-based subsidiaries, including Cincinnati Bell Telephone (“CBT”), Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Wireless LLC (“CBW”), and Cincinnati Bell Public Communications (“Public”) in order to create one centralized “Cincinnati Bell” presence for its customers.  Total restructuring costs of $9.4 million were recorded in the first quarter of 2001 and consisted of $2.5 million related to lease terminations and $6.9 million related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for 114 employees.  Of the total charge, $0.4 million in contractual terminations were related to CBD, which is presented as a discontinued operation.  During the third quarter of 2002, a $2.0 million adjustment was made to the restructuring reserve due to an expected lease termination that did not occur.  The remaining severance payments and lease terminations are expected to be substantially complete by December 31, 2002.  In total, the Company expects this restructuring plan to result in cash outlays of $6.5 million and noncash items of $0.9 million.  Total cash expenditures in the first nine months of 2002 amounted to $0.2 million.

The following table illustrates the activity in this reserve since December 31, 2001:

Type of costs ($ in millions)	Balance December 31, 2001	Utilizations	Adjustments	Balance September 30, 2002

Employee separations	$0.7	$(0.1)	$—	$0.6
Terminate contractual obligations	2.2	(0.1)	(2.0)	0.1
Total	$2.9	$(0.2)	$(2.0)	$0.7

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

The restructuring costs recorded in 1999 included the costs of involuntary employee separation benefits related to 347 employees (263 Broadwing Communications employees and 84 employees from other subsidiaries of the Company).  As of March 31, 2001, all employee separations had been completed for a total cash expenditure of $9.1 million.  Employee separation benefits included severance, medical and other benefits, and primarily affected customer support, infrastructure, and the Company’s long-distance operations.  The restructuring plans also included costs associated with the closure of a variety of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors.

The following table illustrates activity in this reserve since December 31, 2001:

Type of costs ($ in millions)	Balance December 31, 2001	Utilizations	Adjustments	Balance September 30, 2002

Facility closure costs	$1.3	$(0.8)	$(0.5)	$—

Total cash expenditures during the first nine months of 2002 amounted to $0.8 million.  These restructuring activities were completed in the third quarter of 2002, and the remaining reserve of $0.5 million related to facility closure costs was reversed.

5.                          Debt

The Company’s debt consists of the following:

($ in millions)	September 30, 2002	December 31, 2001

Short-term debt:
Capital lease obligations, current portion	$9.6	$11.2
Bank notes, current portion	82.3	118.8
Current maturities of long-term debt	—	20.0
Total short-term debt	$91.9	$150.0

Long-term debt:
Bank notes, less current portion	$1,578.9	$1,828.2
9% Senior subordinated notes	46.0	46.0
6¾% Convertible subordinated debentures	494.5	470.5
Cincinnati Bell Telephone notes	269.5	269.5
7¼% Senior secured notes	49.6	49.5
Capital lease obligations, less current portion	31.7	37.5
Other	0.8	0.8

Total long-term debt	$2,471.0	$2,702.0

Bank Notes

In November 1999, the Company obtained a $1.8 billion credit facility from a group of lending institutions.  The credit facility was increased to $2.1 billion in January 2000 and increased again to $2.3 billion in June 2001.  Total availability under the credit facility decreased to $1.860 billion as of September 30, 2002 following a $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of the assets of CBD), $4 million in scheduled repayments of the term debt facilities and $101 million in year-to-date scheduled amortization of the revolving credit facility.  As of September 30, 2002, the total credit facility capacity consisted of $799 million in revolving credit, maturing in various amounts between 2002 and 2004, and $569 million in term loans from banking institutions and $492 million from non-banking institutions, maturing in various amounts between 2002 and 2007.

At September 30, 2002, the Company had drawn approximately $1.661 billion from the credit facility capacity of $1.860 billion, and had outstanding letters of credit totaling $12 million, leaving $187 million in additional borrowing capacity under the facility.  The credit facility borrowings have been used by the Company to refinance its debt and debt assumed as part of the merger with IXC Communications Inc. (“IXC”) in November 1999 and to fund its capital expenditure program and other working capital needs.  The amount refinanced in conjunction with the IXC merger included approximately $404 million borrowed in order to redeem the majority of the outstanding 9% Senior Subordinated Notes assumed during the merger as part of a tender offer and $391 million in outstanding bank debt.  The tender offer was required under the terms of the bond indenture due to the change in control provision.

The credit facility’s financial covenants require that the Company maintain certain debt to EBITDA, senior secured debt to EBITDA, debt to capitalization, and interest coverage ratios.  The facility also contains covenants, which, among other things, restrict the Company’s ability to incur additional debt or liens; pay dividends; repurchase Company common stock; sell, lease, transfer or dispose of assets; make investments; and merge with another company.  In December 2001, the Company obtained an amendment to the credit facility to exclude substantially all of the charges associated with the November 2001 restructuring plan (refer to Note 4) from the covenant calculations.  In March 2002, the Company obtained an additional amendment to allow for the sale of substantially all of the assets of CBD, exclude charges related to SFAS 142, increase its ability to incur additional indebtedness and amend certain defined terms.

In May 2002, the Company obtained an amendment to the credit facility to exclude certain subsidiaries from the obligation to secure the credit facility with subsidiary guarantees and asset liens, extend the time to provide required collateral and obtain the ability to issue senior unsecured indebtedness and equity under specified terms and conditions.  The amendment also placed additional restrictions on the Company under the covenants related to indebtedness and investments, required the Company to transfer its cash management system to a wholly-owned subsidiary and increased the interest rates on the total credit facility by 50 basis points.

The interest rates that could be charged on borrowings from the credit facility as of September 30, 2002 ranged from 150 to 350 basis points above the London Interbank Offering Rate (“LIBOR”) and were at 275 to 325 basis points above LIBOR, or 4.54% to 5.04%, respectively, based on the Company’s credit ratings.  The Company will incur commitment fees in association with this credit facility ranging from 37.5 basis points to 75 basis points of the unused amount of borrowings of the facility.

9% Senior Subordinated Notes

In 1998, the former IXC (now Broadwing Communications) issued $450 million of 9% senior subordinated notes due 2008 (“the 9% notes”).  In January 2000, $404 million of these 9% notes were redeemed through a tender offer as a result of the change of control provision of the related indenture.  Accordingly, $46 million of the 9% notes remain outstanding at September 30, 2002.

The 9% notes are general unsecured obligations of Broadwing Communications and are subordinate in right of payment to all existing and future senior indebtedness of Broadwing Communications and its subsidiaries.  The 9% notes indenture includes a limitation on the amount of indebtedness that Broadwing Communications can incur based upon the maintenance of either debt to operating cash flow or debt to capital ratios.  The 9% indenture also provides that if Broadwing Communications incurs any additional indebtedness secured by liens on its property or assets that are subordinate to or equal in right of payment with the 9% notes, then Broadwing Communications must secure the outstanding 9% notes equally and ratably with such indebtedness.  As of September 30, 2002, Broadwing Communications had the ability to incur additional debt.

6¾% Convertible Notes

In July 1999, the Company issued $400 million of 10-year, convertible subordinated debentures to Oak Hill Capital Partners, L.P.  These notes are convertible into common stock of the Company at a price of $29.89 per common share at the option of the holder.  For as long as this debt is outstanding, these notes bear a coupon rate of 6¾% per annum, with the associated interest expense being added to the debt principal amount through July 21, 2004.  Interest payments for the remaining five years will then be paid in cash. Through September 30, 2002 and since inception, the Company has recorded $94.5 million in cumulative, noncash interest expense and has adjusted the carrying amount of the debt accordingly.  The Company incurred $8.2 million of noncash interest expense related to these notes in the third quarter of 2002.

Cincinnati Bell Telephone Notes

CBT has $270 million in corporate notes outstanding that are guaranteed by its parent company, Broadwing Inc. These notes, which are not guaranteed by other subsidiaries of Broadwing Inc., have original maturities of 30 to 40 years and mature at various intervals between 2003 and 2028.  In August 2002, $20 million of the CBT notes matured and were retired by the Company.  As of September 30, 2002, $269.5 million ($270 million face amount, net of unamortized discount of $0.5 million) was considered long-term indebtedness.  Interest rates on this indebtedness range from 6.24% to 7.27%.  These notes also contain a covenant that provides that if CBT incurs certain liens on its property or assets, CBT must secure the outstanding notes equally and ratably with the indebtedness or obligations secured by such liens.

7¼% Senior Secured Notes

In 1993, the Company issued $50 million of 7¼% senior secured notes due 2023 (the “7¼% notes”).  The indenture related to these 7¼% notes does not subject the Company to restrictive financial covenants.  However, the 7¼% notes do contain a covenant that provides that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding notes equally and ratably with the indebtedness or obligations secured by such liens. The 7¼% notes are secured with the assets of the Company by virtue of the lien granted under the Company’s bank credit facility. As of September 30, 2002, $49.6 million ($50 million face amount, net of unamortized discount of $0.4 million) of the 7¼% notes remain outstanding.

Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”).  SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability.  The Company had $41.3 million in total indebtedness relating to capitalized leases as of September 30, 2002, $31.7 million of which was considered long-term.

Other

As of September 30, 2002, Broadwing Communications had outstanding $0.8 million of 12½% senior notes maturing in 2005.

Debt Maturity Schedule

The following table summarizes the Company’s maturities of debt obligations, excluding capital leases, as of September 30, 2002.  It reflects the $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of the assets of CBD) and a $20 million principal payment of the CBT Notes in the third quarter of 2002:

Annual Debt Obligations ($ in millions)

Payments Due by Period
Total	October 1, 2002 to December 31, 2002	2003	2004	2005	2006	2007	Thereafter
$2,521.6	$1.2	$205.4	$994.9	$24.9	$402.0	$72.6	$820.6

The following table summarizes the Company’s quarterly maturities of debt obligations through December 31, 2003:

Quarterly Debt Obligations ($ in millions)

Payments Due by Period
Total	4Q 02	1Q 03	2Q 03	3Q 03	4Q 03
$206.6	$1.2	$1.2	$28.0	$51.9	$124.3

6.                          Financial Instruments

The Company adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”  (“SFAS 133”) on January 1, 2001.  SFAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value.  Fair values are determined based on quoted market prices of comparable instruments, if available, or on pricing models using current assumptions.  On the date the financial instrument contract is entered into, the Company designates it as either a fair value or cash flow hedge.

As of September 30, 2002, the Company’s derivative contracts have been determined to be highly effective cash flow hedges.  In accordance with SFAS 133, unrealized gains and losses of highly effective cash flow hedges are recorded in other comprehensive income until the underlying transaction is executed.

Interest Rate Contracts

From time to time the Company enters into interest rate swap agreements with the intent of limiting its exposure to movements in interest rates.  Interest rate swap agreements are contractual agreements between two parties for the exchange of interest payment streams on a notional principal amount at agreed upon fixed and floating rates, for a defined time period.  These agreements are hedges against movements in the LIBOR rate, which determines the rate of interest paid by the Company on debt obligations under its credit facility.  Realized gains and losses from the interest rate swaps are recognized as an adjustment to interest expense in each period.  The interest rate swap agreements currently in place expire during the fourth quarter of 2002 and throughout 2003.  At September 30, 2002, the interest rate swaps on notional amounts of $440 million were a liability with a fair value of $9.6 million, resulting in inception-to-date, after-tax net losses in other comprehensive (loss) income (“OCI”) of $6.2 million.  During the first nine months of 2002, the fair value of the interest rate swaps increased, causing a decrease to the associated liability carried on the balance sheet to $9.6 million from a liability of $11.5 million at December 31, 2001, resulting in a year-to-date, after-tax net gain in OCI of $1.2 million.

7.                          Concentrations of Credit Risk and Major Customers

The Company may be subject to credit risk due to concentrations of receivables from companies that are communications providers, internet service providers and cable television companies.  The Company performs ongoing credit evaluations of customers’ financial condition and typically does not require significant collateral.

Revenue from the Company’s ten largest customers accounted for approximately 26% and 22% of total revenue in the third quarter and first nine months of 2002, respectively.  Three of the Company’s ten largest customers were in Chapter 11 bankruptcy proceedings as of September 30, 2002.  Total revenue from these customers approximated 13% of consolidated revenue during the third quarter and 8% year-to-date in 2002.  Revenue from these bankrupt customers generated by the amortization of IRU agreements and the early termination of two IRUs (refer to Note 1) approximated 9% of consolidated revenue during the third quarter and 5% year-to-date in 2002.  In addition, a significant portion of the Company’s revenue is derived from telecommunications carriers.  Revenue from telecommunications carriers accounted for 24% and 21% of total revenue in the third quarter and first nine months of 2002, respectively.

8.                          Earnings (Loss) Per Common Share from Continuing Operations

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in millions, except per common share amounts)	2002	2001	2002	2001

Numerator:
Earnings (loss) from continuing operations	$4.0	$(35.6)	$(47.8)	$(111.4)
Preferred stock dividends	2.6	2.6	7.8	7.8
Numerator for EPS and EPS assuming dilution - earnings (loss) applicable to common shareowners	$1.4	$(38.2)	$(55.6)	$(119.2)

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	218.5	217.8	218.3	217.2
Potential dilution:
Stock options	—	—	—	—
Stock-based compensation arrangements	0.5	—	—	—
Denominator for diluted EPS per common share	219.0	217.8	218.3	217.2

Basic and Diluted EPS from continuing operations	$0.01	$(0.18)	$(0.26)	$(0.55)

The inclusion of the 0.5 million additional shares related to unvested restricted stock during the third quarter of 2002 had an immaterial impact on the diluted EPS calculation.  For the nine months ended September 30, 2002, approximately 0.7 million additional shares related to vested “in-the-money” stock options and restricted stock are not included in the denominator of the EPS calculation because the effect of their inclusion in the EPS calculation would be anti-dilutive.  The total number of potential additional shares outstanding related to stock options, restricted stock and the assumed conversion of the Company’s 6¾% convertible preferred stock and 6¾% convertible subordinated debentures was approximately 53 million and 50 million at September 30, 2002 and 2001, respectively, if all stock options currently outstanding were exercised, restrictions on restricted stock were to lapse and all convertible securities were to convert.

9.                          Minority Interest

($ in millions)	September 30, 2002	December 31, 2001

Minority interest consists of:

12½% Exchangeable Preferred Stock of Broadwing Communications	$415.5	$417.8
Minority Interest in Cincinnati Bell Wireless held by AT&T Wireless Services Inc. (“AWS”)	25.4	15.5
Other	2.1	2.4
Total	$443.0	$435.7

As of September 30, 2002, Broadwing Communications had 395,210 shares of 12½% Junior Exchangeable Preferred Stock (“12½% Preferreds”) that were carried on the Company’s balance sheet at $415.5 million.  The 12½% Preferreds are mandatorily redeemable on August 15, 2009 at a price equal to their liquidation preference of $1,000 a share, plus accrued and unpaid dividends.  Through November 15, 1999, dividends on the 12½% Preferreds were being effected through additional shares of the 12½% Preferreds.  On November 16, 1999, the Company converted to a cash pay option for these dividends.  Dividends on the 12½% Preferreds are classified as “Minority interest expense” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The Company announced that Broadwing Communications would defer the August 15, 2002 and November 15, 2002 cash dividend payments on the 12½% Preferreds in accordance with the terms of the security.  The dividend will accrue and therefore will continue to be presented as “Minority interest expense” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The 12½% Preferreds are being accreted from their fair market value at the date of the merger with the former IXC to the redemption value.  As such, the accretion of the difference between the carrying value and the mandatory redemption value is treated as a reduction to minority interest expense over the remaining life of the preferred stock.

AWS maintains a 19.9% ownership in the Company’s Cincinnati Bell Wireless LLC (“CBW”) subsidiary.  The balance is adjusted as a function of AWS’s 19.9% share of the net income (or loss) of CBW, with an offsetting amount being reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Minority interest expense.”

10.                   Employee Stock Option Plan

The Company follows the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), but applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans.  If the Company had elected to recognize compensation cost for the issuance of Company options to employees based on the fair value at the grant dates for awards consistent with the method prescribed by SFAS 123, net income (loss) and earnings per share would have been impacted as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions except per share amounts)	2002	2001	2002	2001
Net income (loss) applicable to common shareowners:
As reported	$1.4	$(30.5)	$(1,846.7)	$(98.4)
Pro forma compensation expense, net of tax benefits	(7.7)	(6.6)	(22.9)	(19.1)
Total pro forma	$(6.3)	$(37.1)	$(1,869.6)	$(117.5)
Diluted earnings (loss) per share:
As reported	$0.01	$(0.14)	$(8.46)	$(0.45)
Pro forma	$(0.03)	$(0.17)	$(8.56)	$(0.54)

The weighted average fair values at the date of grant for the Company options granted to employees were $1.66 and $8.39 for the three months ended September 30, 2002 and 2001, respectively, and were $3.02 and $9.42 for the nine months ended September 30, 2002 and 2001, respectively.  These amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Expected dividend yield	—	—	—	—
Expected volatility	63.7%	53.1%	86.4%	59.6%
Risk-free interest rate	2.5%	3.9%	3.4%	4.4%
Expected holding period - years	3	3	3	3

The Company granted 202,500 and 585,105 options during the three months ended September 30, 2002 and 2001, respectively, and granted 1,152,600 and 6,550,165 options during the nine months ended September 30, 2002 and 2001, respectively.

The following table summarizes the status of Company stock options outstanding at September 30, 2002:

Shares in thousands		Options Outstanding
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$1.44 to $9.65	9,449	8.02	$8.62
$9.90 to $16.78	11,184	6.17	$15.53
$17.50 to $26.38	8,442	7.64	$22.31
$25.47 to $38.19	2,893	7.09	$33.22
Total	31,968	7.19	$16.88

11.                   Business Segment Information

The Company is organized on the basis of products and services. The Company’s four segments are strategic business units that offer distinct products and services and are aligned with specific subsidiaries of the Company.

The Company completed the realignment of its business segments during the first quarter of 2002, as described in the Company’s 2001 Annual Report on Form 10-K.  The Company’s web hosting operations provided by ZoomTown.com (“ZoomTown”), previously reported in the Other segment, were merged into the Company’s Broadwing Communications Inc. subsidiary and are now reported in the Broadband segment.  ZoomTown’s DSL and dial-up Internet operations, also previously reported in the Other segment, were merged into CBT and are now reported in the Local segment.  In addition, during the first quarter of 2002, the Company sold substantially all of the assets of CBD, which was previously reported in the Other segment.  Accordingly, the historical results of operations of the Broadband, Local, and Other segments have been recast to reflect the transfer and disposition of these operations.

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

The Local segment provides local telephone service, network access, DSL and dial-up Internet access, data transport services and switched long-distance, as well as other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana.  This market consists of approximately 2,400 square miles located within an approximately 25-mile radius of Cincinnati, Ohio.  Services are provided through the Company’s CBT subsidiary.

The Wireless segment includes the operations of the CBW subsidiary; a venture in which the Company owns 80.1% and AWS owns the remaining 19.9%.  This segment provides advanced digital personal communications and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas.

The Other segment combines the operations of CBAD and Public.  CBAD resells voice long-distance service and Public provides public payphone services.

The Company evaluates performance of its business segments using several performance measurements including EBITDA.  EBITDA represents net income (loss) from continuing operations before interest, income tax, depreciation, amortization, restructuring and other charges, minority interest expense, equity loss in unconsolidated entities, gain on investments, other expense, extraordinary items and the effect of changes in accounting principles.  EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net income (loss) as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies.  The Company has presented certain information regarding EBITDA because the Company believes that EBITDA is generally accepted as providing useful information regarding a company’s ability to service and incur debt.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.  The Company’s business segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2002	2001	2002	2001

Revenue
Broadband	$296.2	$306.1	$843.4	$925.1
Local	206.5	208.5	626.0	620.3
Wireless	66.9	64.3	196.8	184.1
Other	19.5	20.3	59.4	57.6
Intersegment	(26.2)	(21.2)	(72.8)	(61.5)
Total Revenue	$562.9	$578.0	$1,652.8	$1,725.6

Intersegment Revenue
Broadband	$19.0	$13.9	$51.6	$38.2
Local	7.0	7.0	20.7	22.0
Wireless	0.1	0.1	0.2	0.8
Other	0.1	0.2	0.3	0.5
Total Intersegment Revenue	$26.2	$21.2	$72.8	$61.5

EBITDA
Broadband	$56.9	$33.0	$100.1	$99.7
Local	106.6	105.1	321.3	313.2
Wireless	30.1	19.5	79.4	49.4
Other	1.3	(0.3)	3.2	(1.4)
Corporate	(0.3)	(3.5)	(4.3)	(11.2)
Total EBITDA	$194.6	$153.8	$499.7	$449.7

Depreciation and Amortization
Broadband	$80.0	$100.0	$235.8	$280.1
Local	38.0	35.3	109.9	103.2
Wireless	8.2	7.3	23.3	20.4
Other	0.5	0.6	1.4	1.6
Corporate and Eliminations	0.1	0.1	0.4	0.2
Total Depreciation and Amortization	$126.8	$143.3	$370.8	$405.5

Capital Additions
Broadband	$12.9	$121.1	$56.9	$406.7
Local	22.7	28.3	57.1	94.0
Wireless	4.4	12.5	25.2	33.8
Other	0.1	0.6	0.6	1.5
Corporate and Eliminations	0.1	0.3	0.1	0.8
Total Capital Additions	$40.2	$162.8	$139.9	$536.8

	September 30, 2002	December 31, 2001
Assets
Broadband	$2,699.6	$4,977.8
Local	766.9	790.8
Wireless	380.9	382.8
Other	18.1	16.1
Corporate, Discontinued Operations and Eliminations	31.8	144.5
Total Assets	$3,897.3	$6,312.0

12.                   Supplemental Guarantor Information

CBT, a wholly owned subsidiary of Broadwing Inc. (“Parent Company”), has registered debt outstanding that is guaranteed by the Parent Company but not by other subsidiaries of the Parent Company.  Substantially all of the Parent Company’s income and cash flow is generated by its subsidiaries.  Generally, funds necessary to meet the Parent Company’s debt service obligations are provided by distributions or advances from its subsidiaries.

The following information sets forth the condensed consolidating balance sheets of the Company as of September 30, 2002 and December 31, 2001 and the condensed consolidating statements of operations (loss) and cash flows for the periods ended September 30, 2002 and 2001.

Condensed Consolidating Statements of Operations (Loss)

($ in millions)

	For the quarter ended September 30, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Revenue	$—	$206.5	$382.6	$(26.2)	$562.9
Operating costs and expenses	4.6	135.9	387.9	(26.2)	502.2
Operating income	(4.6)	70.6	(5.3)	—	60.7

Equity in earnings (loss) of subsidiaries and discontinued operations	23.0	—	—	(23.0)	—
Interest expense	33.9	5.4	20.9	(20.1)	40.1
Other expense (income), net	(7.7)	(0.7)	5.2	20.1	16.9

Income (loss) from continuing operations before income taxes	(7.8)	65.9	(31.4)	(23.0)	3.7
Income tax provision (benefit)	(11.8)	23.3	(11.8)	—	(0.3)
Income (loss) from continuing operations	4.0	42.6	(19.6)	(23.0)	4.0
Income from discontinued operations, net	—	—	—	—	—
Cumulative effect of change in accounting principle, net	—	—	—	—	—

Net income (loss)	$4.0	$42.6	$(19.6)	$(23.0)	$4.0

	For the quarter ended September 30, 2001
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Revenue	$—	$208.5	$390.9	$(21.4)	$578.0
Operating costs and expenses	4.2	138.7	446.6	(22.0)	567.5
Operating income	(4.2)	69.8	(55.7)	0.6	10.5

Equity in earnings (loss) of subsidiaries and discontinued operations	(2.4)	—	—	2.4	—
Interest expense	40.7	5.8	21.7	(24.0)	44.2
Other expense (income), net	(11.9)	(0.6)	(5.2)	24.1	6.4

Income (loss) from continuing operations before income taxes	(35.4)	64.6	(72.2)	2.9	(40.1)
Income tax provision (benefit)	(7.5)	23.0	(20.0)	—	(4.5)
Income (loss) from continuing operations	(27.9)	41.6	(52.2)	2.9	(35.6)
Income from discontinued operations, net	—	—	—	7.7	7.7
Cumulative effect of change in accounting principle, net	—	—	—	—	—

Net income (loss)	$(27.9)	$41.6	$(52.2)	$10.6	$(27.9)

	For the nine months ended September 30, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Revenue	$—	$626.0	$1,099.6	$(72.8)	$1,652.8
Operating costs and expenses	9.0	413.0	1,198.5	(73.0)	1,547.5
Operating income	(9.0)	213.0	(98.9)	0.2	105.3

Equity in earnings (loss) of subsidiaries and discontinued operations	(1,771.6)	—	—	1,771.6	—
Interest expense	99.5	16.8	59.0	(57.9)	117.4
Other expense (income), net	(21.1)	(2.0)	10.0	57.9	44.8

Income (loss) from continuing operations before income taxes	(1,859.0)	198.2	(167.9)	1,771.8	(56.9)
Income tax provision (benefit)	(20.1)	70.2	(59.2)	—	(9.1)
Income (loss) from continuing operations	(1,838.9)	128.0	(108.7)	1,771.8	(47.8)
Income from discontinued operations, net	—	—	—	217.6	217.6
Cumulative effect of change in accounting principle, net	—	—	(2,008.7)	—	(2,008.7)

Net income (loss)	$(1,838.9)	$128.0	$(2,117.4)	$1,989.4	$(1,838.9)

	For the nine months ended September 30, 2001
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Revenue	$—	$620.3	$1,166.8	$(61.5)	$1,725.6
Operating costs and expenses	16.4	416.8	1,322.0	(64.0)	1,691.2
Operating income	(16.4)	203.5	(155.2)	2.5	34.4

Equity in earnings (loss) of subsidiaries and discontinued operations	(19.4)	—	—	19.4	—
Interest expense	126.1	17.7	65.7	(82.2)	127.3
Other expense (income), net	(46.5)	0.1	0.9	82.3	36.8

Income (loss) from continuing operations before income taxes	(115.4)	185.7	(221.8)	21.8	(129.7)
Income tax provision (benefit)	(24.8)	66.1	(59.6)	—	(18.3)
Income (loss) from continuing operations	(90.6)	119.6	(162.2)	21.8	(111.4)
Income from discontinued operations, net	—	—	—	20.8	20.8
Cumulative effect of change in accounting principle, net	—	—	—	—	—

Net income (loss)	$(90.6)	$119.6	$(162.2)	$42.6	$(90.6)

Condensed Consolidating Balance Sheets

($ in millions)

	September 30, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Cash and cash equivalents	$15.7	$5.1	$13.9	$—	$34.7
Receivables, net	0.1	83.3	220.1	—	303.5
Other current assets	8.5	39.0	26.1	0.7	74.3
Intercompany receivables - current	—	47.7	—	(47.7)	—
Assets of discontinued operations	—	—	—	—	—
Total current assets	24.3	175.1	260.1	(47.0)	412.5
Property, plant and equipment, net	1.8	576.0	2,272.4	—	2,850.2
Goodwill and other intangibles, net	0.7	—	412.1	—	412.8
Investments in subsidiaries and other entities	113.0	—	18.6	(112.0)	19.6
Other noncurrent assets	126.6	15.8	167.3	(107.5)	202.2
Intercompany receivables - noncurrent	1,773.5	—	—	(1,773.5)	—
Total assets	$2,039.9	$766.9	$3,130.5	$(2,040.0)	$3,897.3

Short-term debt	$82.3	$7.3	$2.3	$—	$91.9
Accounts payable	2.4	45.2	99.8	—	147.4
Other current liabilities	58.2	76.1	328.2	(17.7)	444.8
Intercompany payables - current	—	—	—	—	—
Liabilities of discontinued operations	—	—	—	—	—
Total current liabilities	142.9	128.6	430.3	(17.7)	684.1
Long-term debt, less current portion	1,968.0	300.1	202.9	—	2,471.0
Other noncurrent liabilities	90.2	79.7	379.7	(89.2)	460.4
Intercompany payables - noncurrent	—	—	1,821.1	(1,821.1)	—
Total liabilities	2,201.1	508.4	2,834.0	(1,928.0)	3,615.5
Minority interest	—	—	27.5	415.5	443.0
Mezzanine financing	—	—	415.5	(415.5)	—
Shareowners’ equity (deficit)	(161.2)	258.5	(146.5)	(112.0)	(161.2)
Total liabilities and shareowners’ equity (deficit)	$2,039.9	$766.9	$3,130.5	$(2,040.0)	$3,897.3

	December 31, 2001
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Cash and cash equivalents	$17.3	$—	$12.7	$—	$30.0
Receivables, net	—	100.2	210.7	—	310.9
Other current assets	6.3	45.4	54.9	2.5	109.1
Intercompany receivables - current	—	15.3	—	(15.3)	—
Assets of discontinued operations	—	—	—	21.4	21.4
Total current assets	23.6	160.9	278.3	8.6	471.4
Property, plant and equipment, net	2.1	622.2	2,435.0	—	3,059.3
Goodwill and other intangibles, net	0.7	—	2,444.2	—	2,444.9
Investments in subsidiaries and other entities	2,305.1	—	15.2	(2,304.0)	16.3
Other noncurrent assets	116.8	7.7	250.2	(54.6)	320.1
Intercompany receivables - noncurrent	1,783.0	—	—	(1,783.0)	—
Total assets	$4,231.3	$790.8	$5,422.9	$(4,133.0)	$6,312.0

Short-term debt	$118.8	$28.0	$3.2	$—	$150.0
Accounts payable	1.9	49.2	138.8	—	189.9
Other current liabilities	36.5	92.9	431.8	9.2	570.4
Intercompany payables - current	—	—	—	—	—
Liabilities of discontinued operations	—	—	—	11.9	11.9
Total current liabilities	157.2	170.1	573.8	21.1	922.2
Long-term debt, less current portion	2,306.3	304.2	91.5	—	2,702.0
Other noncurrent liabilities	89.4	62.1	484.2	(62.0)	573.7
Intercompany payables - noncurrent	—	—	1,798.4	(1,798.4)	—
Total liabilities	2,552.9	536.4	2,947.9	(1,839.3)	4,197.9
Minority interest	—	—	17.8	417.9	435.7
Mezzanine financing	—	—	417.9	(417.9)	—
Shareowners’ equity (deficit)	1,678.4	254.4	2,039.3	(2,293.7)	1,678.4
Total liabilities and shareowners’ equity (deficit)	$4,231.3	$790.8	$5,422.9	$(4,133.0)	$6,312.0

Condensed Consolidating Statements of Cash Flows

($ in millions)

	For the nine months ended September 30, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total

Cash Flows from operating activities	$13.4	$243.5	$(9.1)	$(117.7)	$130.1
Capital expenditures	(0.1)	(57.1)	(82.7)	—	(139.9)
Proceeds from sale of discontinued operation	—	—	—	345.0	345.0
Other investing activities	—	—	23.3	—	23.3
Cash Flows from investing activities	(0.1)	(57.1)	(59.4)	345.0	228.4
Issuance of long-term debt/(capital contributions)	399.9	(156.3)	96.8	(227.3)	113.1
Repayment of long-term debt	(398.8)	—	—	—	(398.8)
Short-term borrowings (repayments), net	—	(25.0)	(2.5)	(27.5)
Issuance of common shares - exercise of stock options	0.5	—	—	—	0.5
Other financing activities	(16.4)	—	(24.7)	(41.1)
Cash Flows from financing activities	(14.8)	(181.3)	69.6	(227.3)	(353.8)
Increase (decrease) in cash and cash equivalents	(1.5)	5.1	1.1	—	4.7
Beginning cash and cash equivalents	17.3	—	12.7	—	30.0
Ending cash and cash equivalents	$15.8	$5.1	$13.8	$—	$34.7

	For the nine months ended September 30, 2001
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total

Cash Flows from operating activities	$7.1	$244.8	$(78.3)	$23.4	$197.0
Capital expenditures	(0.8)	(94.0)	(442.0)	—	(536.8)
Proceeds from sale of discontinued operation	—	—	—	—	—
Other investing activities	83.8	(0.3)	28.9	—	112.4
Cash Flows from investing activities	83.0	(94.3)	(413.1)	—	(424.4)
Issuance of long-term debt/(capital contributions)	196.6	(155.1)	414.2	(19.7)	436.0
Repayment of long-term debt	(242.7)	—	(2.2)	—	(244.9)
Short-term borrowings (repayments), net	0.3	4.0	42.7	—	47.0
Issuance of common shares - exercise of stock options	21.2	—	—	—	21.2
Other financing activities	(7.9)	—	(37.1)	—	(45.0)
Cash Flows from financing activities	(32.5)	(151.1)	417.6	(19.7)	214.3
Increase (decrease) in cash and cash equivalents	57.6	(0.6)	(73.8)	3.7	(13.1)
Beginning cash and cash equivalents	5.7	—	32.2	—	37.9
Ending cash and cash equivalents	$63.3	$(0.6)	$(41.6)	$3.7	$24.8

13.      Commitments and Contingencies

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

In 2001, the Company’s Broadwing Communications subsidiary entered into an agreement with Teleglobe Inc. (“Teleglobe”), a Reston, Virginia-based telecommunications company which stated that the Company would purchase $90 million of services and equipment from Teleglobe over four years.  In September 2002, the Company terminated the agreement for a payment of $4.25 million to Teleglobe, which released the Company from $63.0 million of future commitments (refer to Note 1).

In 2001 and 2000, the Company’s Broadwing Communications subsidiary entered into agreements with two vendors to provide bundled internet access to the Company’s customers based on a monthly maintenance fee.  In March 2002, Broadwing Communications terminated its contract with one of the vendors (refer to Note 4).  This contract termination reduced the Company’s future commitments by approximately $60 million.  In September 2002, Broadwing Communications terminated its remaining contract as part of its third quarter restructuring (refer to Note 4), which eliminated the remaining $13 million of future commitments related to bundled internet access.

In June 2000, the Company entered into a long-term construction contract to build a 1,550-mile fiber route system.  During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract.  Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract.  As a result of the contract termination, the Company expensed $13 million in both costs incurred under the contract and estimated shutdown costs during the second quarter of 2002, which have been reflected in cost of services and products in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, the Company’s balance sheet included $51 million in unbilled accounts receivable (including both signed change orders and claims) and $61 million in construction in progress at September 30, 2002 related to this contract.  Based on information available as of September 30, 2002, the Company believes it is due significant amounts outstanding under the contract, including unbilled accounts receivable and the related construction in progress.  The Company expects this matter to be resolved through arbitration.  The timing and outcome of these issues are not currently predictable.  An unfavorable outcome could have a material effect on the financial condition of the Company.

14.      Subsequent Events

In October 2002, the Company initiated a restructuring of Broadwing Communications that is intended to reduce annual expenses by approximately $200 million compared to 2002 and enable the broadband business to become cash flow positive.  The plan includes initiatives to reduce the workforce by approximately 500 positions, reduce line costs by approximately 25% through network grooming, optimization, and rate negotiations; and exit the wholesale international voice business.  The Company expects to record a cash restructuring charge of approximately $10 million during the fourth quarter of 2002 related to employee severance benefits.

On October 30, 2002, a purported class action lawsuit was filed in the United States District Court for the Southern District of Ohio on behalf of purchasers of the securities of the Company between January 17, 2001 and May 20, 2002, inclusive (the “Class Period”).  The complaint alleges that the Company, its former Chief Executive Officer  (“CEO”) and its current CEO violated federal securities laws arising out of allegedly issuing material misrepresentations to the market during the Class Period which resulted in artificially inflating the market price of the Company’s securities.  Subsequent to October 30, 2002 through November 11, 2002, seven additional notices and/or lawsuits have been filed against the Company making similar claims.  The Company intends to defend these claims vigorously.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

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

The Company believes the following critical accounting policies impact its more significant judgments and estimates used in the preparation of its consolidated financial statements.  For a more detailed discussion of the application of these and other accounting policies, please refer to Note 1 of the Notes to Condensed Consolidated Financial Statements:

Revenue Recognition – The Company generally recognizes revenue as services are provided.  Local service revenue is billed monthly, in advance, with revenue being recognized when earned.  Revenue from product sales is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance.  Indefeasible right-of-use agreements, or IRUs, represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash.  The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance.  In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated.  The Company’s largest IRU contract, which contributed $26 million to revenue and operating income in the third quarter of 2002, will expire in May 2003.

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

Since its merger with IXC Communications Inc. (“IXC”) in November 1999, the Company has not entered into any significant fair value fiber exchange agreements.  For certain preacquisition fiber exchange agreements with other carriers, the Company recognizes the fair value of revenue earned and the related expense in offsetting amounts over the life of the agreement.  In no instances has the Company recognized revenue upon execution of any such fiber exchange agreements or capitalized any expenses associated therewith.

Deferred Tax Asset - As of September 30, 2002, the Company had approximately $835 million of federal operating loss tax carryforwards with a related tax benefit of $292 million.  In addition, the Company had approximately $84 million in deferred tax assets related to state and local operating loss tax carryforwards.  For certain state and local jurisdictions in which the Company has determined it is more likely than not that certain deferred tax assets (including operating loss carryforwards) will not be realized, the Company has provided a valuation allowance, which amounted to $104 million as of September 30, 2002.  In evaluating the amount of valuation allowance, the Company considers prior operating results, future taxable income projections, expiration of tax loss carryforwards and ongoing prudent and feasible tax planning strategies.  Based on this evaluation and on the assumptions used as of September 30, 2002, the Company believes the realization of this deferred tax asset for federal and unitary state purposes is reasonably assured.  If these estimates change, the revision to the valuation allowance would impact income tax expense and net income in the period recorded.  The tax loss carryforwards will generally expire between 2010 and 2021.

Asset Impairments - As of September 30, 2002, the Company had fixed assets with a net carrying value of $2.9 billion, intangible assets of $372 million and goodwill of $41 million.  The value of these assets is evaluated when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount, with the loss measured based on discounted expected cash flows.  The Company performed an evaluation of both its tangible and intangible assets as of December 31, 2001 and determined that the assets were not impaired under the accounting guidance then in effect.  The Company will perform its annual analysis during the fourth quarter of 2002.

As disclosed in Note 3 of the Notes to Condensed Consolidated Financial Statements, the Company was required to adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), on January 1, 2002, which resulted in a write down of goodwill of $2 billion.

Pension and Postretirement Benefits – Annually, the Company calculates net periodic pension and postretirement expenses and liabilities on an actuarial basis under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”).  The key assumptions used in determining these calculations are disclosed in the Company’s annual report on Form 10-K.  The most significant of these numerous assumptions, which are reviewed annually, include the discount rate, expected long-term rate of return on plan assets and health care cost trend rates.  The discount rate is selected based on current market interest rates on high-quality, fixed-rate debt securities.  The expected long-term rate of return on plan assets is based on the participants benefit horizon, the mix of investments held directly by the plans and the current view of expected future returns, which is influenced by historical averages.  The health care cost trend rate is based on actual claims experience and future projections of medical cost trends.  A revision to these estimates would impact costs of services and products and selling, general and administrative expenses.

During the nine months ended September 30, 2002, the value of the assets held in the Company’s pension and postretirement trusts decreased approximately 20% as general equity market conditions deteriorated.  The asset decline is expected to increase the Company’s 2003 noncash operating expenses by approximately $20 million.  The Company does not expect to make cash funding contributions to the pension trust in 2003, but anticipates a cash contribution of approximately $8 million in 2004.

Results of Operations

A tabular presentation of the financial results for the three months and nine months ended September 30, 2002 and 2001 that are referred to in this discussion can be found in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) on page 1 of this quarterly Report on Form 10-Q.  Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW

Revenue

Consolidated revenue totaled $563 million in the third quarter of 2002, which was $15 million, or 3%, less than the same quarter in 2001.  For the nine-month period ended September 30, 2002, revenue decreased $73 million, or 4%, compared to the same period in 2001 to $1,653 million.  Construction and switched voice services were primarily responsible for the revenue decline, as Broadband segment revenue decreased $10 million for the quarter and $82 million year-to-date.  Revenue for the quarter and year-to-date included non-recurring, noncash revenue of $41 million and $59 million, respectively, resulting from the termination of two IRU contracts in conjunction with two customers’ bankruptcies.

Broadband segment revenue decreased $10 million, or 3%, to $296 million in the third quarter of 2002 compared to the same period in 2001.  Similarly, Broadband revenue decreased $82 million, or 9%, to $843 million in the first nine months of 2002 compared to the same period in 2001.  Approximately $23 million of the decrease in third quarter of 2002 and $76 million of the decrease in the first nine months of 2002 was attributable to network construction, as the Company decided to exit that business as part of the November 2001 restructuring plan discussed in Note 4 of the Condensed Consolidated Financial Statements.  The decline of switched voice services contributed much of the remaining decrease, as rates and volume fell due to intense competition.  The decreases in both periods were substantially offset by non-recurring, noncash revenue of $41 million in the third quarter and $59 million year-to-date resulting from the termination of two IRU contracts in conjunction with two customers’ bankruptcies and a significant reduction in uncollectible revenue due to tighter credit and collection policies.

Local revenue decreased $2 million to $207 million during the third quarter of 2002 and increased nearly $6 million to $626 million during the first nine months of 2002.  High-speed data and Internet services such as DSL, value-added services such as custom calling features, and the resale of broadband products contributed revenue growth in both periods, which was entirely offset in the third quarter of 2002 by a decrease in equipment sales and related installation and maintenance, and a $4 million increase in uncollectible revenue due to a carrier customer bankruptcy.

Wireless revenue grew $3 million, or 4%, to $67 million in the third quarter of 2002 and increased $13 million, or 7%, in the first nine months of 2002, to $197 million.  The revenue growth was the result of higher service revenue from increased usage of the postpaid product.  This increase more than offset a decrease in handset revenue and a decrease in prepaid revenue driven by declining usage and subscribers.

Other segment revenue decreased 4% to $20 million in the third quarter of 2002 and increased 3% to $60 million in the first nine months of 2002 compared to the same periods in 2001.  CBAD produced revenue growth of 6% and 11% for the quarter and year-to-date periods, respectively, based on the growth of its “Any Distance” long-distance service offering.  Revenue from Public declined 13% versus the third quarter of 2001 and 12% year-to-date, offsetting the increase from CBAD, as payphone usage continued to decline with further penetration of wireless communications and an increase in uncollectible revenue due to a carrier customer bankruptcy.

Costs and Expenses

Cost of services and products totaled $252 million in the third quarter and $784 million year-to-date in 2002 compared to $288 million and $844 million in the respective prior year periods.  These amounts represent decreases of $36 million or 12%, and $60 million or 7%, respectively.  Costs of services and products of the Broadband segment decreased $32 million and $59 million, respectively, due to lower network construction activity and a decrease in switched voice services usage, offset partially by a non-recurring charge of $13 million in the second quarter of 2002 for costs associated with the termination of an uncompleted network construction contract and an increase in IT consulting costs related to increased equipment revenue.  The termination of the uncompleted network construction project is discussed in further detail in Note 13 of the Notes to Condensed Consolidated Financial Statements.  The Local segment incurred higher costs of $1 million in the third quarter of 2002 and $3 million in the first nine months of 2002, as materials for equipment sales and resale of national broadband products increased along with revenue, but were partially offset by efficiencies gained through the merger of the DSL and dial-up Internet operations of ZoomTown with CBT.  The remainder of the increase in cost of services and products over both 2001 periods was incurred by the Other segment, which experienced higher costs associated with increased minutes of use from CBAD.

Selling, general and administrative (“SG&A”) expenses of $117 million in the third quarter of 2002 decreased $20 million, or 15%, compared to the third quarter of 2001.  For the nine-month period ended September 30, 2002, SG&A expenses of $369 million decreased $63 million, or 15%, compared to the same period in 2001.  The Broadband segment’s SG&A decreased nearly $2 million and $23 million in the third quarter and first nine months of 2002, respectively, primarily due to lower employee headcount resulting from the November 2001 Restructuring (discussed in Note 4 of the Condensed Consolidated Financial Statements) and a decrease in marketing expenses.  SG&A in the Wireless segment decreased $8 million and $19 million in the third quarter and first nine months of 2002, respectively, primarily due to a reduction in promotional spending related to handset subsidies.  The remaining decreases in both periods were the result of cost reductions from the November 2001 restructuring plan and a decrease in customer acquisition costs in the Local and Other segments.

Depreciation expense increased by 5%, or $6 million, to $121 million in the third quarter of 2002 compared to $115 million in the third quarter of 2001.  Year-to-date, depreciation expense increased to $352 million from $320 million, or 10%. The increase in both periods was primarily driven by the Broadband segment and reflects the completion of the build out of its national optical network and placement of those assets into service.  The Local and Wireless segments generated the remainder of the increase as they continued to maintain and enhance their networks.

Amortization expense of $6 million in the third quarter of 2002 and $19 million through the first nine months of 2002, relates to intangible assets acquired in connection with various acquisitions.  Amortization expense in the third quarter of 2002 decreased by $22 million compared to the third quarter of 2001.  For the first nine months of 2002, amortization expense decreased by $67 million compared to the same period in 2001.  The decreases in both periods were the result of the Company ceasing amortization of goodwill upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002.  A pro forma presentation of amortization expense and the impact on net income is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

In September 2002, the Company recorded restructuring charges of $10 million.  The restructuring charges consisted of $5 million related to employee separation benefits and $5 million related to contractual terminations associated with the Company’s exit of a product line.  The restructuring costs include the cost of employee separation benefits, including severance, medical and other benefits, related to three employees including the former CEO of the Company.  The Company expects to payout the remaining liability by December 31, 2002.  In total, the Company expects this restructuring to result in cash outlays of $9 million.  Total cash expenditures during the third quarter of 2002 amounted to $5 million.

In November 2001, the Company adopted a restructuring plan that included initiatives to consolidate data centers, reduce the expense structure, exit the network construction business, eliminate other nonstrategic operations and merge the DSL and certain dial-up Internet operations into other operations.  Restructuring and impairment costs of $232 million were recorded in the fourth quarter of 2001 related to these initiatives.  An additional $17 million in restructuring costs was incurred in the first quarter of 2002 relating to costs for employee termination benefits and termination of a contractual commitment with a vendor, which were actions contemplated in the original plan for which an amount could not be reasonably estimated at that time.  Total restructuring and impairment costs of $249 million incurred from November 2001 through September 30, 2002 consisted of restructuring liabilities in the amount of $101 million and related noncash asset impairments in the amount of $148 million.  The Company expects total cash expenditures related to the plan to be $96 million.  Through September 30, 2002, the Company had utilized $65 million of the $101 million restructuring reserve, of which approximately $60 million was cash expended. The Company expects to realize approximately $100 million in annual expense and capital expenditure savings from this restructuring plan compared to expenses and capital expenditures incurred in 2001.  The Company expects to complete the plan by December 31, 2002, except for certain lease obligations, which are expected to continue through December 31, 2005.  A detailed presentation of restructuring and other charges is presented in Note 4 of the Notes to Condensed Consolidated Financial Statements.

In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati-based subsidiaries, including Cincinnati Bell Telephone (“CBT”), Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Wireless LLC (“CBW”) and Cincinnati Bell Public Communications (“Public”) in order to create one centralized “Cincinnati Bell” presence for its customers.  Total restructuring costs of $9 million were recorded in the first quarter of 2001.  During the third quarter of 2002, a $2 million adjustment was made to the restructuring reserve due to an expected lease termination that did not occur.  In total the Company expects this restructuring plan to result in cash outlays of $6 million and noncash items of $1 million. Through September 30, 2002, approximately $6 million of the expenses had been incurred, of which approximately $6 million was cash expended.  Employee severance payments and lease terminations are expected to be substantially complete by December 31, 2002.  The Company has realized approximately $7 million in annual savings from this restructuring plan compared to expenses incurred in 2000.

In the third quarter of 2002, the restructuring activities for the 1999 Restructuring Plan were completed.  See Note 4 of the Notes to Condensed Consolidated Financial for detailed discussion on the 1999 Restructuring Plan.  The remaining reserve balance of $0.5 million related to facility closure costs was reversed in the third quarter of 2002.

Operating income increased by $50 million to $61 million in the third quarter of 2002 compared to $11 million the third quarter of 2001.  Operating income for the first nine months of 2002 increased by $71 million compared to the same period in 2001, or from $34 million to $105 million.  The increase in both periods is primarily due to $41 million in the quarter and $59 million year-to-date related to the termination of IRU contracts with two bankrupt customers.  The additional increase in operating income is due to a reduction in amortization expense related to the adoption of SFAS 142, offset by increases in depreciation expense and restructuring expenses.

Minority interest expense includes the accrual of dividends and accretion on the 12½% preferred stock of Broadwing Communications and the 19.9% minority interest of AT&T Wireless Services Inc. (“AWS”) in the net income of the Company’s CBW subsidiary.  Because AWS’s minority interest in the net income of CBW is recorded as an expense, the improved profitability of CBW drove an increase in minority interest expense of $2 million to $16 million in the third quarter of 2002 from $14 million in the same period of 2001. Year-to-date, minority interest expense increased from $39 million in 2001 to $44 million in 2002 based on the improved profitability of CBW.  Although the Company announced the deferral of the August 15th and November 15th dividend payment on the 12½% preferred stock of Broadwing Communications, the Company has appropriately accrued for those dividends in accordance with Generally Accepted Accounting Principles.  A detailed discussion of minority interest is provided in Note 9 of the Notes to Condensed Consolidated Financial Statements.

The Company recorded a $4 million equity-share loss on its Applied Theory investment in the first nine months of 2001 and no gain or loss in the first nine months of 2002.  The Company discontinued use of equity method accounting during the second quarter of 2001 because its ownership percentage in Applied Theory dropped below 20% and it no longer held a seat on Applied Theory’s board of directors.  As a result, the Company no longer had significant influence over the operations of Applied Theory.  As of December 31, 2001, the Company had liquidated its entire position in Applied Theory.

Interest expense of $40 million in the third quarter of 2002 decreased $4 million, or 9%, compared to $44 million recorded in the third quarter of 2001.  For the first nine months of 2002, interest expense decreased 8% to $117 million from $127 million in the same period of 2001.  The decrease in both periods was the result of significantly lower interest rates and lower outstanding debt partially offset by a reduction in the amount of interest capitalized due to the completion of the optical network.

A detailed discussion of interest expense and indebtedness is presented in Note 5 of the Notes to Condensed Consolidated Financial Statements.

The Company had an income tax benefit of less than $1 million in the third quarter of 2002 versus the $5 million benefit recorded in the same period of 2001.  For the first nine months of 2002, the Company recorded a $9 million income tax benefit versus an $18 million benefit during the same period in 2001 due substantially to a lower loss before income taxes.   The effective tax rate of 16% in the first nine months of 2002 was 2 points higher than the effective tax rate in the same period of 2001.

Income from discontinued operations reflects the net income of Cincinnati Bell Directory (“CBD”) in all periods presented.  Substantially all of the assets of this business were sold on March 8, 2002 for $345 million cash and a 2.5% equity interest in the newly formed company.  Income from discontinued operations totaled $218 million in the first nine months of 2002 compared to $21 million in the first nine months of 2001, as the net gain from the sale of substantially all of the assets of CBD of $212 million was recorded in 2002.  A detailed discussion of discontinued operations is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements.

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

The Company reported net income of $4 million in the third quarter of 2002 compared to a net loss of $28 million in the same period of 2001.  The earnings per share of $0.01 were $0.15 better than the loss of $0.14 per share in 2001.  However, the 2001 period included income from discontinued operations of $0.04 per share.  Excluding this item, the Company reported a loss of $0.18 per share from continuing operations in the third quarter of 2001 versus earnings per share from continuing operations of $0.01 in the third quarter of 2002.

The increase in earnings per share from continuing operations of $0.19 was due to the termination of the Teleglobe IRU contract (refer to Note 1 of the Notes to the Condensed Consolidated Financial Statements), which contributed $0.14 per share and cessation of goodwill amortization resulting from the adoption of SFAS 142, which contributed an additional $0.11 per share.  These increases were partially offset by higher depreciation expense of $0.03 per share and restructuring expenses of $0.03 per share.

Year-to-date, the Company reported a net loss of $1,839 million compared to a loss of $91 million in the same period of 2001.  The loss per share of $8.46 was $8.01 larger than the loss per share of $0.45 in the same period of 2001.  The 2002 period included a loss per share of $9.20 related to the cumulative effect of a change in accounting principle, net of taxes, for the adoption of SFAS 142.  The 2002 and 2001 periods included income from discontinued operations per share of $1.00 and $0.10, respectively.  Excluding discontinued operations and the cumulative effect of a change in accounting principle, the Company reported a loss per share from continuing operations of $0.26 for the first nine months of 2002 compared to a loss per share from continuing operations of $0.55 for the same period in 2001.

The decrease in loss per share from continuing operations of $0.29 was due to the termination of IRU contracts with two customers (refer to Note 1 of the Notes to the Condensed Consolidated Financial Statements), which contributed $0.19 per share and cessation of goodwill amortization resulting from the adoption of SFAS 142, which contributed an additional $0.31 per share. These decreases in loss per share from continuing operations were partially offset by higher depreciation expense of $0.20 per share and restructuring expenses of $0.06 per share.

BROADBAND

The Broadband segment provides nationwide data and voice communications services through the Company’s Broadwing Communications subsidiary.  Revenue for the Broadband segment is generated by broadband transport (which includes revenue from IRUs), switched voice services, data and Internet services (including web hosting), information technology consulting and network construction and other services.  These services are generally provided over the Company’s national optical network, which, as of September 30, 2002, comprised approximately 18,700 route miles of fiber-optic transmission facilities.  As of January 1, 2002, the web hosting operations of the Company’s ZoomTown.com (“ZoomTown”) subsidiary, formerly reported in the Other segment, were merged with the operations of Broadwing Communications and are reflected in the data and Internet product line of the Broadband segment in all periods presented.

Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits.  Revenue from the broadband transport category is mainly generated by private line monthly recurring revenue.  However, approximately 54% and 43% of the revenue in the third quarter of 2002 and year-to-date, respectively, was provided by IRU agreements, which cover a fixed period of time and represent the lease of capacity or network fibers.  The buyer of IRU services typically pays cash upon execution of the contract.  The Company’s policy and practice is to amortize these amounts into revenue over the life of the contract.  Switched voice services consist of billed minutes of use, primarily for the transmission of voice long-distance services on behalf of both wholesale and retail customers.  Data and Internet services consist of the sale of high-speed data transport services utilizing technology based on Internet protocol (“IP”), ATM/frame relay, data collocation and web hosting.  IT consulting consists of information technology consulting services and related hardware sales.  Network construction and other services consist of joint-use network construction projects.

	(Unaudited)					(Unaudited)
	Three Months Ended September 30,					Nine Months Ended September 30,
($ in millions)	2002	2001	$ Change	% Change		2002	2001	$ Change	% Change

Revenue
Broadband transport	$142.5	$125.7	$16.8	13%		$373.2	$358.4	$14.8	4%
Switched voice services	80.5	96.5	(16.0)	(17)%		252.8	292.8	(40.0)	(14)%
Data and Internet	33.8	29.3	4.5	15%		98.1	94.0	4.1	4%
IT consulting	39.3	31.7	7.6	24%		118.4	103.3	15.1	15%
Network construction and other services	0.1	22.9	(22.8)	(100)%		0.9	76.6	(75.7)	(99)%
Total revenue	296.2	306.1	(9.9)	(3)%		843.4	925.1	(81.7)	(9)%

Costs and Expenses:
Cost of services and products	162.7	194.9	(32.2)	(17)%		512.1	571.3	(59.2)	(10)%
Selling, general and administrative	76.6	78.3	(1.7)	(2)%		231.2	254.1	(22.9)	(9)%
Total costs and expenses	239.3	273.2	(33.9)	(12)%		743.3	825.4	(82.1)	(10)%

EBITDA	$56.9	$32.9	$24.0	73%		$100.1	$99.7	$0.4	0%
EBITDA margin	19.2%	10.7%		+8	pts	11.9%	10.8%		+1	pt

Revenue

Broadband segment revenue decreased $10 million, or 3%, to $296 million in the third quarter of 2002 compared to the same period in 2001.  Similarly, revenue decreased $82 million, or 9%, to $843 million in the first nine months of 2002 compared to the same period in 2001.  Approximately $23 million of the decrease in third quarter of 2002 and $76 million of the decrease in the first nine months of 2002 was attributable to network construction, as the Company decided to exit that business as part of the November 2001 restructuring plan.  Revenue from switched voice services decreased $16 million for the quarter and $40 million year-to-date compared to the same periods in 2001, as rates and volume fell due to intense competition.  These decreases were partially offset by a non-recurring, noncash increase in revenue of $41 million in the third quarter of 2002 and $59 million in the first nine months of 2002, resulting from terminations of two IRU contracts in conjunction with customers’ bankruptcies, and a significant reduction in uncollectible revenue due to tightened credit policies.

Broadband transport revenue in the third quarter of 2002 increased $17 million, or 13%, to $143 million compared to the third quarter of 2001.  The increase is the result of an increase in revenue from the termination of an IRU contract with one of the Company’s customers who filed for Chapter 11 bankruptcy protection.  As a result of the contract termination, $41 million of non-recurring, noncash revenue was recognized in broadband transport revenue in the third quarter of 2002.  This increase was partially offset by lower dedicated optical circuit revenue as demand from emerging carriers continued to decrease.  The Company’s largest IRU contract, which contributed $26 million to revenue and EBITDA in the third quarter of 2002, will expire in May 2003.  In addition, premature IRU terminations going-forward could cause significant one-time, noncash increases in revenue and EBITDA, similar to the $59 million recorded in the first nine months of 2002.

Broadband transport revenue for the first nine months of 2002 increased $15 million, or 4%, compared to the first nine months of 2001 to $373 million.  The increase was the result of IRU terminations with two customers, which increased revenue by $59 million, a reduction in uncollectible revenue noted above, and an increase in revenue from IRU amortization related to the second quarter 2001 renegotiation of IRU contracts with a large customer as a result of that customer’s bankruptcy. In order for these contracts to survive the customer’s bankruptcy, the contracts were adjusted to reduce the services provided, update the operations and maintenance fees to a current market rate and shorten the lives of the agreements.  The increase was partially offset by the decrease in optical circuit revenue.

Switched voice services revenue decreased 17% in the third quarter of 2002 and 14% for the nine-month period ended September 30, 2002, or $16 million and $40 million, respectively, from prior year periods.  The decrease in revenue was the result of the Company’s continued focus on higher margin business and declining rates and volume due to intense competition, partially offset by a reduction in uncollectible revenue discussed above.  In addition, the Company announced a restructuring plan in the fourth quarter of 2002, which included exiting the international switched wholesale business.  Based on this plan, the Company expects switched voice service revenue to continue to decline going-forward.  The international switched wholesale business accounted for $18 million in revenue during the third quarter of 2002 and $61 million in the nine-month period ended September 30, 2002, but contributed an immaterial amount of EBITDA in both periods.

Data and Internet revenue increased $5 million, or 15%, in the third quarter of 2002 compared to the third quarter of 2001, and increased 4% over the first nine months of 2002 compared to the same period in 2001.  In both periods, revenue continued to increase on the strength of demand for dedicated IP and ATM/frame relay services.  These increases were partially offset in both periods by a decrease in equipment sales, a decrease in revenue related to the exit of the bundled internet access business (refer to Note 13 of the Notes to the Condensed Consolidated Financial Statements), and an anticipated decrease in data collocation revenue, as the Company closed eight of its eleven data centers as part of its November 2001 restructuring plan.

IT consulting revenue increased 24% during the third quarter of 2002 and 15% for the nine-month period ended September 30, 2002, or $8 million and $15 million, respectively, from prior year periods as a result of increased hardware sales.  Revenue from services and hardware sales comprised 19% and 81%, respectively, of total IT consulting revenue during the third quarter of 2002, and 20% and 80%, respectively, during the nine-month period ended September 30, 2002, compared to 27% and 73% in the third quarter of 2001 and 21% and 79% in the first nine months of 2001.

Network construction and other services revenue decreased $23 million, or 100%, in the third quarter of 2002 versus the prior year quarter and $76 million, or 99%, year-to-date, as a result of the termination of a large, joint-use construction contract during the second quarter of 2002.  The termination is discussed in further detail in Note 13 of the Notes to Condensed Consolidated Financial Statements.  As further discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, the Company’s November 2001 restructuring plan included plans to exit the network construction business upon completion of that large project.

Costs and Expenses

Cost of services and products primarily reflects access charges paid to local exchange carriers and other network providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs for IT consulting.  In the third quarter of 2002, cost of services and products amounted to $163 million, a 17% decrease compared to the $195 million incurred during the third quarter of 2001.  For the nine-month period ended September 30, 2002, the $512 million incurred represented a 10% decrease compared to the $571 million incurred during the same period in 2001. The decreases in both periods were driven primarily by lower switched voice services and network construction revenue and include cost reductions implemented as part of the November 2001 restructuring plan, offset by an increase in local access charges associated with the Company’s continued penetration of enterprise customer accounts.  The first nine months of 2002 also included a non-recurring charge of $13 million for costs associated with the termination of the Company’s uncompleted network construction contract currently under dispute.  See a detailed discussion of this contract dispute in Note 13 of the Notes to Condensed Consolidated Financial Statements.

SG&A expenses decreased 2% to $77 million in the third quarter of 2002 and decreased 9% to $231 million in the first nine months of 2002, as compared to the respective prior year periods.  The decrease in both periods was due primarily to a decrease in employee costs, as headcount was approximately 900 lower at September 30, 2002 than at September 30, 2001, and lower marketing expenses.   These decreases were offset by a decrease in capitalized overhead costs associated with the completion of the Company’s national optical network.

EBITDA increased in the third quarter of 2002 by $24 million, or 73%, compared to the third quarter of 2001, and increased year-to-date by less than $1 million, compared to the nine months ended September 30, 2001.  EBITDA margin increased eight points in the third quarter of 2002 and increased one point in the first nine months of 2002, to 19% and 12%, respectively.  Excluding the impact of the $41 million Teleglobe IRU termination in the third quarter of 2002 (refer to Note 1 of the Notes to the Condensed Consolidated Financial Statements), EBITDA declined by $17 million due to the continued loss of profitable optical broadband customers, a decrease in construction revenue, and the decrease in capitalized overhead costs associated with the completion of the Company’s national optical network.

Year-to-date in 2002, excluding the impact of the non-recurring $59 million in IRU terminations and the $13 million non-recurring charge for shutdown costs associated with the network construction contract termination, EBITDA declined by $45 million due to the continued loss of profitable optical broadband customers, a decrease in construction revenue, and the decrease in capitalized overhead costs associated with the completion of the Company’s national optical network, offset partially by the cost reductions from the November 2001 restructuring.  Excluding the impact of the non-recurring items noted above, EBITDA margin decreased five points in the third quarter of 2002 and decreased three points in the first nine months of 2002, to 6% and 7%, respectively.

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

	(Unaudited)					(Unaudited)
	Three Months Ended September 30,					Nine Months Ended September 30,
($ in millions)	2002	2001	$ Change	% Change		2002	2001	$ Change	% Change

Revenue
Local service	$115.4	$116.6	$(1.2)	(1)%		$349.7	$348.5	$1.2	0%
Network access	48.3	50.7	(2.4)	(5)%		150.7	154.2	(3.5)	(2)%
Other services	42.8	41.2	1.6	4%		125.6	117.6	8.0	7%
Total revenue	206.5	208.5	(2.0)	(1)%		626.0	620.3	5.7	1%

Costs and Expenses:
Cost of services and products	71.1	69.7	1.4	2%		210.8	207.9	2.9	1%
Selling, general and administrative	28.8	33.7	(4.9)	(15)%		93.9	99.2	(5.3)	(5)%
Total costs and expenses	99.9	103.4	(3.5)	(3)%		304.7	307.1	(2.4)	(1)%

EBITDA	$106.6	$105.1	$1.5	1%		$321.3	$313.2	$8.1	3%
EBITDA margin	51.6%	50.4%		+1	pt	51.3%	50.5%		+1	pt

Revenue

Revenue decreased $2 million to $207 million during the third quarter of 2002 and increased nearly $6 million to $626 million during the first nine months of 2002 compared to the respective periods in 2001.  High-speed data and Internet services, such as DSL, value-added services, such as custom calling features, and the resale of broadband products contributed nearly all of the revenue growth in the third quarter and first nine months of 2002.  In the third quarter of 2002 revenue growth was entirely offset by a decrease in equipment sales and a significant increase in uncollectible revenue due to a carrier customer bankruptcy.

  CBT continued to produce revenue growth in core products by leveraging the investment in its network and through creative product bundling solutions such as its Complete Connections® offering, which allows the customer to consolidate high-speed data transport, local service, custom-calling features, Internet access, and services provided by CBW and CBAD on one monthly bill.

Local service revenue decreased $1 million during the third quarter and increased $1 million year-to-date, compared to the same periods in 2001.  During the third quarter, revenue growth from value-added services and DSL, was offset by declining business and residential access line revenue.  Access lines decreased to 1,014,000 at the end of September 2002, a 2% decrease from the 1,037,000 lines in service at the same point in 2001.  The Company’s Complete Connections® calling service bundle added 9,000 subscribers in the third quarter of 2002, bringing total subscribership to 284,000, or 28% of access lines.  Of the 284,000 total Complete Connections subscribers, nearly 28,600 have chosen CBT’s all-inclusive product bundling offer, Complete Connections Universal®.  CBT continued to expand the Company’s DSL high-speed data transport service with subscribership growing to 71,000, a 29% increase over the third quarter of 2001.  CBT is able to provision service across the vast majority of its local network infrastructure, as 84% of its access lines are loop-enabled for DSL transport.

Network access revenue decreased by $2 million, or 5%, to $48 million during the third quarter and by $4 million, or 2%, year-to-date to $151 million as carrier customers continued to reduce their capacity requirements and reevaluate their business models, and due to the $4 million increase in uncollectible revenue noted above.

Other services revenue increased 4%, or $2 million, in the current quarter and increased 7%, or $8 million, during the first nine months of 2002, compared to the same periods in 2001, bringing total revenue to $43 million and $126 million, respectively.  The increase was attributable to the resale of national broadband services utilizing Broadwing Communications’ national optical network, partially offset by decreases in equipment sales and related installation and maintenance.

Costs and Expenses

Cost of services and products of $71 million in the third quarter totaled 2% more than the third quarter of 2001, a $1 million increase.  Year-to-date, these costs increased $3 million, or 1%, to $211 million.  For the third quarter, CBT incurred increases in the cost of services for the resale of national broadband products.  CBT incurred year-to-date increases in the cost of materials for equipment sales and the cost of services for the resale of national broadband products.  In both periods, these increases were substantially offset by efficiencies gained through the merger of the DSL and dial-up Internet operations of ZoomTown with CBT.

SG&A expenses decreased 15%, or $5 million, in the third quarter of 2002 and decreased 5%, or $5 million, through the first nine months of 2002 compared to the respective periods in 2001.  Decreases in SG&A were due primarily to improved cost management.

As a result of the above, EBITDA reached $107 million in the current quarter, a $2 million, or 1%, increase over the same quarter in 2001.   On a year-to-date basis, EBITDA increased to $321 million, an $8 million, or 3%, increase over the comparable 2001 period.  Similar improvement was achieved with regard to EBITDA margin, which expanded by one margin point during both the third quarter and year-to-date to 52% and 51%, respectively.  CBT maintained its margins, EBITDA, and profitability by leveraging the investment in its telecommunications network to offer new value-added products and services without significant incremental costs.  In addition, CBT offers a wide variety of telecommunications services at attractive prices with the added convenience of one customer bill.

WIRELESS

The Wireless segment consists of the operations of Cincinnati Bell Wireless LLC (“CBW”), a venture in which the Company owns 80.1% and AWS owns the remaining 19.9%.  The value of AWS’s minority interest, as reflected in the Condensed Consolidated Balance Sheets, is adjusted as a function of AWS’s 19.9% share of the net income (or loss) of CBW, with an offsetting amount being reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Minority interest expense.”  The Wireless segment provides advanced digital personal communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating area.  Services are provided over CBW’s regional wireless network and AWS’s national wireless network.

	(Unaudited)					(Unaudited)
	Three Months Ended September 30,					Nine Months Ended September 30,
($ in millions)	2002	2001	$ Change	% Change		2002	2001	$ Change	% Change

Revenue
Service	$63.2	$60.2	$3.0	5%		$186.5	$172.7	$13.8	8%
Equipment	3.7	4.1	(0.4)	(10)%		10.3	11.4	(1.1)	(10)%
Total revenue	66.9	64.3	2.6	4%		196.8	184.1	12.7	7%

Costs and Expenses:
Cost of services and products	25.5	25.7	(0.2)	(1)%		77.4	76.0	1.4	2%
Selling, general and administrative	11.3	19.1	(7.8)	(41)%		40.0	58.7	(18.7)	(32)%
Total costs and expenses	36.8	44.8	(8.0)	(18)%		117.4	134.7	(17.3)	(13)%

EBITDA	$30.1	$19.5	$10.6	54%		$79.4	$49.4	$30.0	61%
EBITDA margin	45.0%	30.3%		+15	pts	40.3%	26.8%		+13	pts

Revenue

Wireless revenue grew 4% in the third quarter of 2002 and 7% in the first nine months of 2002 compared to the same periods in 2001, to $67 million and $197 million, respectively.  For the first quarter in the Company’s history, CBW experienced net deactivations totaling 5,500 subscribers during the third quarter of 2002. Nearly 50% of the net deactivations were incurred in the postpaid category and the remaining 50% were incurred in the prepaid services.  At the end of the third quarter of 2002, total subscribership stood at approximately 465,000, a 6% increase compared to the end of the third quarter of 2001.

Postpaid service revenue accounted for all of the revenue growth in both the third quarter and first nine months of 2002 compared to the same periods in 2001, as CBW’s postpaid subscriber base continued to grow on a year over year basis.  Postpaid subscribership grew from 291,000 at the end of the third quarter of 2001 to 314,000 at the end of the third quarter of 2002.  Average revenue per unit (“ARPU”) from postpaid subscribers of $60 in the third quarter of 2002 decreased approximately $1 compared to the second quarter of 2002 due to the seasonality of wireless usage, but decreased $3 compared to the third quarter of 2001 due to pricing pressure from increasing competition, higher penetration rates among lower usage subscribers and a difficult economic environment.  Average monthly customer churn remained low in the face of aggressive competition at 1.77% for postpaid subscribers for the third quarter of 2002.

Prepaid revenue declined 5% in the third quarter of 2002 and 6% in the first nine months of 2002 compared to the same periods in 2001 due to a decline in minutes of use.  Subscribership to CBW’s i-wirelessSM prepaid product grew from approximately 147,000 subscribers at the end of the third quarter of 2001 to approximately 152,000 at the end of the third quarter of 2002.  i-wirelessSM represents an efficient use of CBW’s wireless network, as these subscribers generally make use of the network during off-peak periods.  In addition, the cost per gross addition (“CPGA”) of $57 for i-wirelessSM subscribers during the third quarter of 2002 was only one-sixth of the CPGA for postpaid subscribers during the quarter.  Further, by targeting the youth market with its prepaid offering, CBW maintained a churn rate of approximately 4.65% for prepaid customers during the same period.

Equipment revenue declined 10% in both the third quarter and first nine months of 2002 due to a decrease in gross activations compared to the same periods in 2001.

Costs and Expenses

Cost of services and products consists largely of incollect expense (whereby CBW incurs costs associated with its subscribers using service while in the territories of other wireless service providers), network operations costs, interconnection expenses and cost of equipment sold.  These costs were nearly $26 million during the third quarter of 2002, or 38% of revenue, less than the 40% of revenue incurred during the same quarter in 2001.  Year-to-date in 2002, these costs totaled $77 million or 39% of revenue, compared to $76 million and 41% of revenue in the same nine-month period of 2001.  In total, cost of services and products decreased 1% during the quarter, or less than $1 million, and increased 2% year-to-date.

SG&A expenses include the cost of customer acquisition, which consists primarily of the subsidy of customer handsets, advertising, distribution and promotional expenses.  These costs decreased by $8 million, or 41%, in the third quarter and $19 million, or 32%, during the first nine months of 2002, compared to the same periods in 2001. Substantially all of the quarterly and year-to-date decrease resulted from a decrease in handset subsidies due to fewer handset promotions in 2002 than in 2001 and a decrease in gross activations.  SG&A expenses continued to decrease significantly as a percentage of total revenue, declining from 30% of revenue in the third quarter of 2001 to 17% in 2002 and from 32% in the first nine months of 2001 to 20% in the first nine months of 2002.

The Wireless segment continued to improve EBITDA as the Company leveraged its network investment and benefited from an embedded customer base and low customer churn.  In the third quarter of 2002, EBITDA of $30 million represented an $11 million improvement over the same quarter in the prior year.  EBITDA for the first nine months of 2002 totaled $79 million, compared to $49 million for the comparable period in 2001.  EBITDA margin improved to 45% in the third quarter of 2002, an increase of 15 margin points over the 30% EBITDA margin reported in the third quarter of 2001.  On a year-to-date basis, EBITDA margin improved to 40%, an increase of 13 margin points over the 27% EBITDA margin reported in the first nine months of 2001.

OTHER

The Other segment is comprised of the operations of the Company’s CBAD and Public subsidiaries.  The results of CBD are no longer reflected in this segment pursuant to the sale of substantially all of the assets of this business in March 2002.  On January 1, 2002, as part of the Company’s November 2001 restructuring plan, ZoomTown’s web hosting activities were merged into Broadwing Communications and are reported in the Broadband segment in all periods presented.  In addition, ZoomTown’s DSL and dial-up Internet operations were assumed by CBT subsequent to December 31, 2001 and the results are now reflected in the Local segment in all periods presented.  A detailed discussion of the CBD disposition and segment realignment is presented in Notes 2 and 11, respectively, of the Notes to Condensed Consolidated Financial Statements.

	(Unaudited)					(Unaudited)
	Three Months Ended September 30,					Nine Months Ended September 30,
($ in millions)	2002	2001	$ Change	% Change		2002	2001	$ Change	% Change

Revenue	$19.5	$20.3	$(0.8)	(4)%		$59.5	$57.6	$1.9	3%

Costs and Expenses:
Cost of services and products	15.4	14.8	0.6	4%		46.8	43.0	3.8	9%
Selling, general and administrative	2.8	5.8	(3.0)	(52)%		9.5	16.0	(6.5)	(41)%
Total costs and expenses	18.2	20.6	(2.4)	(12)%		56.3	59.0	(2.7)	(5)%

EBITDA	$1.3	$(0.3)	$1.6	n/m		$3.2	$(1.4)	$4.6	n/m
EBITDA margin	6.7%	(1.5)%		+8	pts	5.4%	(2.4)%		+8	pts

Revenue

Other segment revenue decreased 4% to $20 million in the third quarter of 2002 and increased $2 million, or 3%, to $60 million in the first nine months of 2002 compared to the respective periods in 2001.  CBAD produced revenue growth of 6% and 11%, respectively, over the same periods based on the growth of its “Any Distance” long-distance service offering and initiation of price increases.  This offer has been successful in capturing 555,000 subscribers in the Cincinnati and Dayton, Ohio operating area, with subscribership in the Cincinnati area representing residential and business market shares of approximately 69% and 42% of access lines, respectively.  Revenue from Public declined 13% versus the third quarter of 2001 and 12% year-to-date, somewhat offsetting the increase from CBAD, as payphone usage continued to decline with further penetration of wireless communications and an increase in uncollectible revenue due to a carrier customer bankruptcy.

Costs and Expenses

Cost of services and products totaled $15 million in the third quarter of 2002 and $47 million year-to-date, representing increases over the prior year periods of 4% and 9%, respectively.  CBAD costs were responsible for the increases in both periods due to increased access charges and personnel costs as volume continued to grow.

SG&A expenses decreased $3 million, or 52%, during the third quarter of 2002 and $7 million, or 41%, during the first nine months of 2002, compared to the same periods in 2001.  Nearly all of the decreases were due to the relatively high advertising costs incurred to acquire customers at CBAD during the first nine months of 2001 which were not repeated in 2002.

EBITDA improved to $1 million for current quarter and $3 million year-to-date, increases of $2 million and $5 million, respectively, over the same periods in 2001.  EBITDA margin showed similar improvements, increasing from a negative margin of 1% in the third quarter of 2001 to a positive margin of 7% in the third quarter of 2002, and from a negative margin of 2% in the first nine months of 2001 to a positive margin of 5% in the first nine months of 2002.  Improvements during the third quarter were the result of decreases in cost of service and cost effective management.  Improvements during the first nine months of 2002 were the result of higher revenue, decreases in cost of service and decreased advertising expenses at CBAD.

Financial Condition

Capital Investment, Resources and Liquidity

As the Company’s businesses mature and capital spending decreases, investments in its local, wireless, DSL and broadband networks will be focused on maintenance, and revenue-generating initiatives which occur as customers are added to the Company’s networks.  The Company intends to generate revenue and expand margins by increasing the utilization of its completed networks.  During the second half of 2002, the Company expects that cash flow generated by its operations will be sufficient to fund its planned capital expenditures.

In November 1999, the Company obtained a $1.8 billion credit facility from a group of lending institutions.  This credit facility was increased to $2.1 billion in January 2000 and increased again to $2.3 billion in June 2001.  Total availability under this credit facility decreased to $1.86 billion as of September 30, 2002 following a $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of the assets of CBD), $4 million in scheduled repayments of the term debt facilities and $101 million in year-to-date scheduled amortization of the revolving credit facility.  As of September 30, 2002, the total credit facility capacity consisted of $799 million in revolving credit, maturing in various amounts between 2002 and 2004, and $569 million in term loans from banking institutions and $492 million from non-banking institutions, maturing in various amounts between 2002 and 2007.

At September 30, 2002, the Company had drawn approximately $1.661 billion from the credit facility capacity of $1.860 billion, and had outstanding letters of credit totaling $12 million, leaving $187 million in additional borrowing capacity under its revolving credit facility.  The credit facility borrowings have been used by the Company to refinance its debt and debt assumed as part of the merger with IXC in November 1999 and to fund its capital expenditure program and other working capital needs.  The amount refinanced included approximately $404 million borrowed in order to redeem the majority of the outstanding 9% Senior Subordinated Notes assumed during the merger as part of a tender offer and $391 million in outstanding bank debt.  The tender offer was required under the terms of the bond indenture due to the change in control provision.

The company’s revolving credit facility will decrease throughout the remaining three months of 2002 to approximately $1.825 billion at December 31, 2002, due to approximately $1 million of scheduled repayments of the term debt portions of the credit facility and $34 million of scheduled amortization of the revolving portion of the credit facility.  The Company believes that the borrowing availability will be sufficient to provide for financing requirements in excess of amounts generated by operations through September 30, 2003.  The Company’s debt maturities currently total $205.4 million in 2003 and $994.9 million in 2004 (for complete debt maturity schedule, refer to the table below). The Company’s ability to meet its principal debt payment obligations beyond September 30, 2003, of which most are obligations under the credit facility, is dependent on its ability to refinance its existing indebtedness.  The Company is assessing a complete range of strategic alternatives, including raising capital, selling select assets, and discontinuing lines of business, in order to improve its financial position.  The Company also plans to enter into discussion with its banks to amend various provisions of its credit facility, including extending the 2004 maturities.  If the Company is unable to refinance its existing indebtedness or successfully negotiate amendments to its credit facility, there could be a material adverse impact on the Company’s operations.

The short-term debt on the balance sheet at September 30, 2002 consisted of approximately $92 million of principal payments due in the next twelve months, $82 million of which was related to the credit facility and $10 million to capital lease commitments.

The following table summarizes the Company’s maturities of debt obligations, excluding capital leases, as of September 30, 2002.  It reflects the $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of the assets of CBD) and a $20 million payment of the CBT Notes in the third quarter of 2002:

Annual Debt Obligations ($ in millions)

Payments Due by Period
Total	October 1, 2002 to December 31, 2002	2003	2004	2005	2006	2007	Thereafter
$2,521.6	$1.2	$205.4	$994.9	$24.9	$402.0	$72.6	$820.6

The following table summarizes the Company’s quarterly maturities of debt obligations through December 31, 2003:

Quarterly Debt Obligations ($ in millions)

Payments Due by Period

Total	4Q 02	1Q 03	2Q 03	3Q 03	4Q 03
$206.6	$1.2	$1.2	$28.0	$51.9	$124.3

The Company is subject to various financial covenants in association with the credit facility.  These financial covenants require that the Company maintain certain debt to EBITDA, debt to capitalization, senior secured debt to EBITDA and interest coverage ratios.  The credit facility also contains certain covenants which, among other things, restrict the Company’s ability to incur additional debt or liens; pay dividends; repurchase Company common stock; sell, transfer, lease, or dispose of assets; make investments and merge with another company.

In December 2001, the Company obtained an amendment to the credit facility to exclude substantially all of the charges associated with the November 2001 restructuring plan from the covenant calculations and to amend certain defined terms.  In March 2002, the Company obtained an additional amendment to allow for the sale of substantially all of the assets of CBD, exclude charges related to SFAS 142, increase its ability to incur additional indebtedness and amend certain defined terms.

In February 2002, the Company’s corporate credit rating was downgraded by Moody’s Investor Service to Ba3 from its previous level of Ba1.  In March 2002, the Company’s corporate credit rating was downgraded by Standard and Poor’s and Fitch Rating Service to BB from its previous level of BB+.  In addition, as of October 2002, all rating agencies covering the Company had changed their outlooks on the Company to negative from stable.  The downgrades resulted in additional cash interest expense of 50 basis points on up to $1.369 billion of the Company’s credit facility, thereby increasing interest expense by up to $7 million annually.  Historically, the credit facility was secured only by a pledge of the stock certificates of certain subsidiaries of the Company.  As a result of the downgrades, the Company also became obligated to provide certain subsidiary guarantees and liens on the assets of the Company and certain subsidiaries.

Accordingly, in May 2002, the Company obtained an amendment to the credit facility to exclude certain subsidiaries from the obligation to secure the credit facility with subsidiary guarantees and asset liens, extend the time to provide required collateral and obtain the ability to issue senior unsecured indebtedness and equity under specified terms and conditions.  The amendment also placed additional restrictions on the Company under the covenants related to indebtedness and investments, required the Company to transfer its cash management system to a wholly-owned subsidiary and further increased the interest rates on the total credit facility by 50 basis points, which could result in additional interest expense of more than of $9 million annually.

The Company is in compliance with all covenants set forth in its credit facility and other indentures.  Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements contained in this report for a complete discussion of debt and the related covenants.

The interest rates charged on borrowings from the credit facility can range from 150 to 350 basis points above the London Interbank Offering Rate (“LIBOR”), and as of September 30, 2002 were between 275 and 325 basis points above LIBOR, or 4.54% and 5.04%, respectively, as a result of the Company’s credit ratings.  The Company incurs commitment fees in association with this credit facility that range from 37.5 basis points to 75 basis points of the unused amount of borrowings of the facility.

As of the date of this filing, the Company maintains the following credit ratings:

Entity	Description	Standard and Poor’s	Fitch Rating Service	Moody’s Investor Service
BRW	Corporate Credit Rating	BB	BB	Ba3
CBT	Corporate Credit Rating	BB	BB+	Ba1
	Outlook	negative	negative	negative

The Company does not have any downgrade triggers that would accelerate the maturity dates of its debt.  However, further downgrades in the Company’s credit rating could adversely impact the cost of current and future debt facilities as well as the Company’s ability to execute future financings.  Based on the balances of the Company’s outstanding variable rate long-term debt as of September 30, 2002, a 1% increase in the Company’s average borrowing rates would result in a $17 million increase in interest expense.  In addition, if the Company’s credit rating is below Baa3 or BBB- as rated by Moody’s or Standard & Poor’s, respectively, in 2002 and future periods, the Company is obligated by the terms of its credit facility to use 50% of any annual excess cash flows, as defined in its credit facility agreement, to reduce its outstanding borrowings.  If the Company is unable to meet the covenants of its various debt agreements, the payment of the underlying debt could be accelerated.  The Company is also obligated by its credit facility to use the net cash proceeds received from certain asset sales, and issuances of debt and equity by the Company or any of its subsidiaries to reduce its outstanding borrowings.

The Company had various investments in cost-based equity securities that had a carrying value of approximately $20 million as of September 30, 2002.  The value of the total investment portfolio decreased approximately $19 million during the first nine months of 2002 due primarily to the Company’s liquidation of Anthem Inc. shares received as a result of that company’s demutualization.

Capital expenditures for the first nine months of 2002 were $140 million, 74% lower than the $537 million spent in the first nine months of 2001.  Capital expenditures to maintain and strategically expand the national optical network, enhance the wireless network and maintain the local Cincinnati wireline network are expected to be approximately $190 million in 2002 versus $649 million in 2001.  The reduction in capital expenditures is due substantially to the completion of both the optical overbuild of the national network and the footprint of the regional wireless network.  The Company expects capital expenditures to remain at approximately 10% of revenue for the foreseeable future.

In October 2002, the Company announced that its Broadwing Communications Inc. subsidiary would defer the November 15, 2002 cash dividend payment on its 12½% preferred stock security, in accordance with the terms of the security, conserving $12 million in cash during the fourth quarter of 2002.  The dividend will accrue, and therefore will continue to be presented as minority interest expense on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The status of future quarterly dividend payments on the 12½% preferred stock security will be determined quarterly by the Broadwing Communications’ board of directors.  In November 2002, the 12½% preferred stock security was downgraded by Standard and Poor’s to D from its previous level of B.

Balance Sheet

The following comparisons are relative to December 31, 2001.

Short-term investments decreased $23 million as the Company liquidated its entire trading security portfolio.  The decrease of $209 million in net property, plant and equipment was due to the depreciation of assets exceeding capital additions.  The decrease of $2,008 million in goodwill was due to the write-down of goodwill associated with the completion of the initial impairment test as required by SFAS 142 and further described in Note 3 of the Notes to Condensed Consolidated Financial Statements.  The decrease of $137 million in deferred income tax benefits was due to the utilization of benefits related to the realized gain on the sale of substantially all of the assets of CBD.  The decrease in assets and liabilities from discontinued operations was due to the sale of the Company’s CBD subsidiary in March 2002 (further described in Note 2 to the Condensed Consolidated Financial Statements).

The decrease in short-term and long-term debt of $58 million and $231 million, respectively, was due to the prepayment of term debt of the Company’s credit facility as a result of the sale of substantially all of the assets of CBD and the scheduled $20 million CBT note principal payment, which was somewhat offset by additional borrowings to fund the Company’s capital expenditures and other working capital needs.  Accounts payable decreased $43 million, or 22%, primarily due to decreases in capital spending.  The decrease in current unearned revenue is primarily due to amortization of an IRU contract that will expire in May 2003.  The decrease in noncurrent unearned revenue of $117 million was due to scheduled amortization of outstanding IRU agreements, and $59 million due to one-time decreases related to two IRU contract terminations in the first nine months of 2002 as a result of  customers’ bankruptcies, offset partially by consideration received for an additional contract entered into during 2002.  The buyer of IRU services typically pays cash upon execution of the contract.  The Company’s policy and practice is to amortize these amounts into revenue over the life of the contract.

Accumulated other comprehensive loss decreased by $1 million as increasing interest rates throughout the first nine months of 2002 resulted in an increase in the value of interest rate swaps, which carry fixed interest rates.  See Note 6 of the Condensed Consolidated Financial Statements for a detailed discussion of financial instruments.

Cash Flow

For the first nine months of 2002, cash provided by operating activities totaled $130 million, $67 million less than the $197 million provided by operating activities during the first nine months of 2001, due to an increase in working capital requirements and a reduction in cash flow from Cincinnati Bell Directory, which was sold in March 2002.

The Company’s investing activities included outflows for capital expenditures and inflows from the sale of equity investments. Capital expenditures during the first nine months of 2002 totaled $140 million, $397 million lower than the $537 million incurred during the first nine months of 2001.  The decrease is due to completion of the optical overbuild of the national network, completion of the wireless network footprint and installation of DSL-enabling equipment at CBT.  In 2002, the Company received proceeds of $345 million as a result of the sale of substantially all of the assets of CBD and $23 million from the sale of its entire equity stake in Anthem Inc.

Approximately $33 million in preferred stock dividends were paid to preferred shareowners during the first nine months of 2002.  Of this amount, approximately $25 million was paid to the holders of the 12½% preferred stock and is included in the “Minority interest expense” caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  As a result of Broadwing Communications Inc.’s decision to defer the August 15, 2002 cash dividend payment on its 12½% preferred stock security, the Company conserved $12 million in cash during the third quarter of 2002.  The Company announced that it will also defer the dividend payment due on November 15, 2002.  The dividend was accrued, and therefore will continue to be presented as minority interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, the Company repaid a net $286 million of its credit facility during the first nine months of 2002, using the proceeds from the sale of substantially all of the assets of CBD, as discussed above, partially offset by additional borrowings.  Please refer to Notes 5 and 9 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of debt and minority interest.

As of September 30, 2002, the Company held approximately $35 million in cash and cash equivalents.  In addition to cash on hand, the primary sources of cash will be cash generated by operations and borrowings from the Company’s credit facility.  The primary uses of cash will be for funding the maintenance and strategic expansion of the national, local and wireless networks; interest and principal payments on the Company’s credit facility, 7¼% corporate bonds, and CBT notes; dividends on the 6¾% cumulative convertible preferred stock; working capital; and operations of the Broadband business.

EBITDA

EBITDA represents net income (loss) from continuing operations before interest, income tax, depreciation, amortization, restructuring and other charges (credits), minority interest expense (income), equity loss in unconsolidated entities, loss (gain) on investments, other expense (income), extraordinary items and the effect of changes in accounting principles.  EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net income (loss) as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies.  The Company has presented certain information regarding EBITDA because the Company uses EBITDA as one of the measurements of operating segment performance.

EBITDA of $195 million in the third quarter of 2002 increased 27%, or $41 million, compared to the same quarter in 2001.  EBITDA of $500 million in the first nine months of 2002 increased 11%, or $50 million compared to the first nine months of 2001.  Increases in the Wireless and Broadband segments of $11 million and $24 million, respectively, drove the increase.  The increase in Wireless was driven by effective cost management, while the increase in Broadband was due to a one-time noncash increase in revenue of $41 million resulting from the termination of an IRU agreement due to a customer bankruptcy.  Excluding the impact of the IRU termination, EBITDA was $153 million in the third quarter of 2002, essentially flat compared to the same period in 2001.  On a year-to-date basis, excluding $59 million of non-recurring, noncash revenue resulting from the terminations of two IRU contracts in conjunction with customers’ bankruptcies and a non-recurring charge of $13 million for costs associated with the termination of the Company’s uncompleted network construction contract further discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements, the Company’s EBITDA for the first nine months of 2002 was $454 million, an increase of 1% over  the first nine months in 2001.

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

The Ohio PUC has required SBC Communications Inc. (“SBC”) and Verizon Communications Inc. (“Verizon”) to offer competitive local exchange services in several Ohio markets, including the Cincinnati market, as a condition to the approval of their respective mergers involving Ameritech Corp. and GTE Corp.  Both SBC and Verizon have entered into interconnection agreements with CBT.  Verizon has begun offering service on a resale basis, while SBC has not yet entered the Cincinnati market.

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

Business Outlook

Evolving technology, a shrinking carrier customer base, consumer preferences, legislative and regulatory initiatives and convergence of communications technology are causes of increasing competition.  As the range of communications services and the equipment available to provide and access such services continues to increase, the competition has intensified. In addition, the difficult economic environment and limited access to capital markets could continue to cause customers to default on payments and reduce purchases commensurate with demand and vendors to cease providing services and equipment. These developments could make it difficult for the Company to maintain and grow current revenue, operating margins and associated cash flow.

The Company’s subsidiaries face intense competition in their markets, principally from larger companies.  These subsidiaries differentiate themselves by leveraging the strength and recognition of the Company’s brand equity, by providing customers with high quality service, by focusing on niche markets and by developing and marketing customized bundled services.

Cincinnati Bell Telephone’s current and potential competitors include other ILECs, wireless services providers, interexchange carriers, competitive local exchange carriers, cable operators and others.  To date, Cincinnati Bell Telephone has signed various interconnection agreements with competitors and approximately 2% of network access lines have been transferred to competitors since 1998.

Cincinnati Bell Wireless is one of seven active wireless service providers in the Greater Cincinnati and Dayton, Ohio metropolitan market areas.  In the third quarter of 2002, CBW experienced net deactivations for the first quarter in its history.  Average revenue per postpaid user decreased 5% compared to the third quarter of 2001.  In total, CBW’s market share decreased to approximately 28% as of September 30,2002, from 29% as of September 30, 2001, as net activations were less than the overall growth of the market.

Cincinnati Bell Any Distance has captured substantial market share in the Greater Cincinnati area since the introduction of its Any Distance offer in January of 2000, but faces intense competition from long-distance providers and other resellers.  Margins on long-distance rates continue to fall as providers attempt to maintain their subscriber base, which creates the need for marketing expenditures in order to capture and retain market share.

Broadwing Communications faces significant competition in voice and data markets from other fiber-based telecommunications companies such as AT&T Corp., WorldCom, Inc., Sprint Corporation, Level 3 Communications, Inc. and Qwest Communications International Inc. Broadwing Technology Solutions, a business unit of Broadwing Communications, competes with intranet hardware vendors, wiring vendors, and other information technology consulting businesses.  The web hosting operations of Broadwing Communications face competition from nationally known web hosting providers.  In order to achieve competitive advantages, the Company intends to develop new products and services or blend products and services from other subsidiaries into the operations of Broadwing Communications.

In October 2002, the Company initiated a restructuring of Broadwing Communications that is intended to reduce annual expenses by approximately $200 million compared to 2002 and enable the broadband business to become cash flow positive.  The plan includes initiatives to reduce the workforce by approximately 500 positions, reduce line costs by approximately 25% through network grooming, optimization, and rate negotiations; and exit the wholesale international voice business.  The Company expects to record a cash restructuring charge of approximately $10 million during the fourth quarter of 2002 related to employee severance benefits.

The Company has successfully blended its provisioning and marketing expertise with Broadwing Communications’ next-generation optical network in order to introduce advanced calling and data transport services throughout the United States of America.  The Company intends to retain market share with respect to its current service offerings and continue to pursue growth in data transport and wireless communications services.  The Company also intends to continue to leverage its investment in its local communications network and regional wireless network to provide new and incremental product and service offerings to customers in the Greater Cincinnati and Dayton, Ohio markets.  In addition, the Company intends to continue to diversify its customer base by focusing on enterprise customers.  During the third quarter of 2002, revenue from enterprise customers comprised 38% of total revenue compared to 35% in the same period of 2001, with consumers contributing 26% compared to 25% in the same period in 2001 and carriers the remaining 36% compared to 40% in the same period of 2001.

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

On October 30, 2002, a purported class action lawsuit was filed in the United States District Court for the Southern District of Ohio on behalf of purchasers of the securities of the Company between January 17, 2001 and May 20, 2002, inclusive (the “Class Period”).  The complaint alleges that the Company, its former Chief Executive Officer  (“CEO”) and its current CEO violated federal securities laws arising out of allegedly issuing material misrepresentations to the market during the Class Period which resulted in artificially inflating the market price of the Company’s securities.  Subsequent to October 30, 2002 through November

11, 2002, seven additional notices and/or lawsuits have been filed against the Company making similar claims.  The Company intends to defend these claims vigorously.

In 2001, the Company’s Broadwing Communications subsidiary entered into an agreement with Teleglobe Inc. (“Teleglobe”), a Reston, Virginia-based telecommunications company which stated that the Company would purchase $90 million of services and equipment from Teleglobe over four years.  In September 2002, the Company terminated the agreement for a payment of $4.25 million to Teleglobe, which released the Company from $63.0 million of future commitments (refer to Note 1 of the Notes to the Condensed Consolidated Financial Statements).

In 2001 and 2000, the Company’s Broadwing Communications subsidiary entered into agreements with two vendors to provide bundled internet access to the Company’s customers based on a monthly maintenance fee.  In March 2002, Broadwing Communications terminated its contract with one of the vendors (refer to Note 4 to the Condensed Consolidated Financial Statements).  This contract termination reduced the Company’s future commitments by approximately $60 million.  In September 2002, Broadwing Communications terminated its remaining contract as part of its third quarter restructuring (refer to Note 4 to the Condensed Consolidated Financial Statements), which eliminated the remaining $13 million of future commitments related to bundled internet access.

In June 2000, the Company entered into a long-term construction contract to build a 1,550-mile fiber route system.  During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract.  Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract.  As a result of the contract termination, the Company expensed $13 million in both costs incurred under the contract and estimated shutdown costs during the second quarter of 2002, which have been reflected in cost of services and products in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, the Company’s balance sheet included $51 million in unbilled accounts receivable (including both signed change orders and claims) and $61 million in construction in progress at September 30, 2002 related to this contract.  Based on information available as of September 30, 2002, the Company believes it is due significant amounts outstanding under the contract, including unbilled accounts receivable and the related construction in progress.  The Company expects this matter to be resolved through arbitration.  The timing and outcome of these issues are not currently predictable.  An unfavorable outcome could have a material adverse effect on the financial condition of the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

The Company is, however, required by terms of its credit facility to engage in interest rate swaps once certain thresholds are exceeded with regard to floating rate debt as a percentage of the Company’s total debt.  The Company exceeded this threshold during 2000 and, accordingly, entered into a series of interest rate swap agreements on notional amounts totaling $130 million. The Company continued to exceed the above noted threshold in 2001 and increased the notional amount to $490 million.  In the third quarter of 2002, the Company held interest rate swaps with notional amounts totaling $440 million, a decrease of $50 million during the third quarter of 2002.  The agreements that expired during the quarter were not renewed.  The purpose of these agreements is to hedge against changes in market interest rates to be charged on the Company’s borrowings under its credit facility.

Swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties.  Because the notional amounts are not exchanged, the notional amounts of these agreements are not indicative of the Company’s exposure resulting from these derivatives.  The amounts to be exchanged between the parties are primarily the result of the swap’s notional amount and the fixed and floating rate percentages to be charged on the swap.  In accordance with SFAS 133, interest rate differentials associated with the Company’s interest rate swaps are recorded as an adjustment to interest payable or receivable with the offset to interest expense over the life of the swap.  The swap agreements were a liability with a fair value of $9.6 million recorded on the balance sheet as of September 30, 2002, and a $6.2 million tax-effected amount recorded in other comprehensive income.

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

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  The Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.  No significant deficiencies or material weaknesses were identified in the evaluation and therefore, no corrective actions were taken.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is included in Notes 13 and 14 of the Notes to Condensed Consolidated Financial Statements.

Item 2.  Changes in Securities and Use of Proceeds

The Broadwing Communications Inc. Board of Directors voted on October 21, 2002, to defer the fourth quarter 2002 cash payment of the quarterly dividend on Broadwing Communications Inc.’s 12½% preferred shares, in accordance with the terms of the security.  The Company will continue to accrue the dividend in accordance with the terms of the security.

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

(4)(b)(iv)*+

Amendment No. 3 to the Rights Agreement dated as of June 10, 2002, between the Company and The Fifth Third Bank. (Exhibit 1 to Amendment No. 3 of the Company’s Registration Statement on Form 8-A filed on July 2, 2002).

(4)(c)(i)

Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer (now known as Broadwing Inc.), and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023. (Exhibit 4-A to Form 8-K, date of report July 12, 1993, File No. 1-8519).

(4)(c)(ii)

Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. (now known as Broadwing Inc.), as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report October 27, 1993, File No. 1-8519).

(4)(c)(iii)

Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. (now known as Broadwing Inc.), as Guarantor, and The Bank of New York, as Trustee.  (Exhibit 4-A to Form 8-K, date of report November 30, 1998, File No. 1-8519).

(4)(c)(iv)

Investment Agreement dated as of July 21, 1999, among Cincinnati Bell Inc. (now known as Broadwing Inc.), Oak Hill Capital Partners L.P. and certain related parties of Oak Hill (Exhibit 4.9 to Form S-4 filed on September 13, 1999, File No. 1-8519).

(4)(c)(v)

Indenture dated as of July 21, 1999 among Cincinnati Bell Inc. (now known as Broadwing Inc.), and The Bank of New York, as Trustee (Exhibit 4.10 to Form S-3 filed on November 10, 1999, File No.1-8519).

(4)(c)(vi)

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

(10)(iii)(A)(7)*	Cincinnati Bell Inc. (now known as Broadwing Inc.) 1989 Stock Option Plan. (Exhibit (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(8)*	Employment Agreement dated January 1, 1999 between the Company and Richard G. Ellenberger. (Exhibit (10)(iii)(A)(9) to Form 10-K for 1998, File No. 1-8519).

(10)(iii)(A)(9)*	Employment Agreement effective January 1, 1999 between the Company and Kevin W. Mooney. (Exhibit (10)(iii)(A)(ii) to Form 10-K for 1998, File No. 1-8519).

(10)(iii)(A)(9.1)*+	Amendment to Employment Agreement effective September 20, 2002 between the Company and Kevin W. Mooney.

(10)(iii)(A)(10)*	Employment Agreement effective December 4, 2001 between the Company and Michael W. Callaghan. (Exhibit (10)(iii)(A)(10) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(iii)(A)(11)*	Employment Agreement dated January 1, 1999 between the Company and John F. Cassidy. (Exhibit (10)(iii)(A)(8) to Form 10-K for 1999, File No. 1-8519).

(10)(iii)(A)(11.1)*+	Amendment to Employment Agreement effective September 20, 2002 between the Company and John F. Cassidy.

(10)(iii)(A)(12)*	Employment Agreement effective January 1, 2000 between the Company and Jeffrey C. Smith. (Exhibit (10)(iii)(A)(12) to Form 10-Q for the quarter ended March 31, 2001, File No. 1-8519).

(10)(iii)(A)(12.1)*+	Amendment to Employment Agreement effective September 20, 2002 between the Company and Jeffrey C. Smith.

(10)(iii)(A)(13)*	Employment Agreement effective July 24, 2002 between the Company and Thomas L. Schilling.

(99.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Form 8-K, date of report September 20, 2002, reporting that Kevin W. Mooney was named Chief Executive Officer and Director, Jack F. Cassidy was named Chief Operating Officer and Director, and Daniel J. Meyer was elected to serve as Chairman of the Board of Directors.

Form 8-K, date of report October 30, 2002, reporting that Robert Shingler was named President of Broadwing Communications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Broadwing Inc.
Date: November 14, 2002
/s/ Thomas L. Schilling
Thomas L. Schilling
Chief Financial Officer

Certifications

I, Kevin W. Mooney, Chief Executive Officer, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Broadwing Inc;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed  such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

b.              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

c.               any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Kevin W. Mooney
Kevin W. Mooney
Chief Executive Officer

Certifications

I, Thomas L. Schilling, Chief Financial Officer, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Broadwing Inc;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Thomas L. Schilling
Thomas L. Schilling
Chief Financial Officer