Form 10-K
period 2002-12-31
BROADWING INC
filed 2003-03-31
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-8519

BROADWING INC.

Incorporated under the laws of the State of Ohio

I.R.S. Employer Identification Number 31-1056105

201 East Fourth Street, Cincinnati, Ohio 45202

Telephone: (513) 397-9900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares (par value $0.01 per share)	New York Stock Exchange
Preferred Share Purchase Rights	Cincinnati Stock Exchange
6¾% Preferred Shares	New York Stock Exchange

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

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No ☐

At March 20, 2003, there were 218,952,904 Common Shares outstanding.

At March 20, 2003, the aggregate market value of the voting shares owned by non-affiliates was $934,928,900.

At June 30, 2002, the aggregate market value of the voting shares owned by non-affiliates was $569,188,870.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant’s definitive proxy statement dated April 4, 2003 issued in connection with the annual meeting of shareholders to be held on April 29, 2003 are incorporated by reference into Part III.

This report contains trademarks, service marks and registered marks of Broadwing Inc., as indicated.

Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement

                This Form 10-K contains “forward-looking” statements, as defined in federal securities laws including the Private Securities Litigation Reform Act of 1995, which are based on Broadwing Inc.’s (together with its majority-owned consolidated subsidiaries over which it exercises control, the “Company”) current expectations, estimates and projections.  Statements that are not historical facts, including statements about the beliefs, expectations and future plans and strategies of the Company, are forward-looking statements.  These include any statements regarding:

•                  future revenue, profit percentages, income tax refunds, realization of deferred tax assets, earnings per share or other results of operations;

•                  the continuation of historical trends;

•                  the sufficiency of cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs;

•                  the effect of legal and regulatory developments; and

•                  the economy in general or the future of the communications services industries.

Actual results may differ materially from those expressed or implied in forward-looking statements.

These statements involve potential risks and uncertainties, which include, but are not limited to:

•                  changing market conditions and growth rates within the telecommunications industry or generally within the overall economy;

•                  world and national events that may affect the Company’s ability to provide services or the market for telecommunication services;

•                  changes in competition in markets in which the Company operates;

•                  pressures on the pricing of the Company’s products and services;

•                  advances in telecommunications technology;

•                  the ability to generate sufficient cash flow to fund the Company’s business plan and maintain its networks;

•                  the ability to refinance the Company’s indebtedness when required on commercially reasonable terms;

•                  the Company’s ability to continue to finance Broadwing Communications (a wholly-owned subsidiary);

•                  changes in the telecommunications regulatory environment;

•                  changes in the demand for the services and products of the Company;

•                  the demand for particular products and services within the overall mix of products sold, as the Company’s products and services have varying profit margins;

•                  the Company’s ability to procure key network components from key vendors;

•                  the Company’s ability to rely on portions of other company’s networks under operating leases and indefeasible-right-of-use (“IRU”) agreements;

•                  the Company’s ability to introduce new service and product offerings in a timely and cost effective basis;

•                  the Company’s ability to attract and retain highly qualified employees;

•                  the Company’s successful execution of restructuring initiatives; and

•                  volatility in the stock market, which may affect the value of the Company’s stock.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.  Business

General

Broadwing Inc. (together with its majority-owned consolidated subsidiaries over which it exercises control, “the Company”) is a full-service, local and national provider of data and voice communications services, and a regional provider of wireless communications services.  The Company provides telecommunications service on a national level by combining its national optical network and Internet backbone and its local network with a well-regarded brand name and reputation for service.  The Company operates in four business segments: Broadband, Local, Wireless and Other.

The Company completed its merger with the former IXC Communications, Inc. (“IXC”, now “Broadwing Communications” or “BCI”) on November 9, 1999 (the “Merger”) and accounted for this transaction according to the purchase method of accounting.  As such, BCI’s operating results are included in the Company’s operating results in all periods after November 10, 1999.

The Company completed a realignment of its business segments during the first quarter of 2002.  The Company’s web hosting operations provided by ZoomTown.com (“ZoomTown”), previously reported in the Other segment, were merged into the Company’s BCI subsidiary and are now reported in the Broadband segment.  ZoomTown’s DSL and dial-up Internet operations, also previously reported in the Other segment, were merged into Cincinnati Bell Telephone (“CBT”) and are now reported in the Local segment.  In addition, during the first quarter of 2002, the Company sold substantially all of the assets of Cincinnati Bell Directory (“CBD”), which was previously reported in the Other segment and is now reported as discontinued operations.  Accordingly, the historical results of operations of the Broadband, Local, and Other segments have been recast to reflect the transfer and disposition of these operations.

On February 22, 2003, certain of the Company’s subsidiaries entered into a definitive agreement to sell substantially all of the assets of its Broadband segment, excluding the information technology consulting assets, to C III Communications (“C III”), for up to $129 million in cash and the assumption of certain long-term operating contractual commitments.  The sale is subject to certain closing conditions, including approval by the Federal Communications Commission (“FCC”) and relevant state public utility commissions.  The Company expects to close the sale in 2003.  The Company will retain a 3% minority interest in the new company and will account for its investment in that company as a cost-based investment.  The carrying value of the current and long-lived assets to be sold totaled $103 million and $41 million, respectively as of December 31, 2002.  The carrying value of the current and long-term liabilities to be assumed totaled $180 million and $293 million, respectively, as of December 31, 2002.

In addition, the Company’s local communications subsidiary, CBT, entered into agreements with C III whereby CBT will continue to market BCI’s broadband products to business customers and purchase capacity on the national network in order to sell long distance services, under the Cincinnati Bell Any Distance (“CBAD”) brand, to residential and business customers in the Greater Cincinnati area market after the closing of the sale.

On March 26, 2003, the Company issued $350 million of mezzanine financing through Senior Subordinated Discount Notes Due 2009 (the “Mezzanine Financing”). The Mezzanine Financing was provided by Goldman Sachs, together with certain other institutions, and contains financial and non-financial covenants including restrictions on the Company’s ability to fund the operations of  its BCI subsidiary.  Proceeds from the Mezzanine Financing, net of fees, were used to pay down borrowings under the Company’s credit facility. In addition, purchasers of the Mezzanine Financing received 17.5 million common stock warrants, each to purchase one share of Broadwing Common Stock.

In conjunction with the Mezzanine Financing, the Company’s credit facility was also amended and restated ("Amended and Restated Credit Agreement") to, among other things, revise the financial covenants and allow for the sale of substantially all of the assets of the Broadband segment.  As a result of the terms of the amendment the total borrowing capacity will decrease from $1.825 billion as of December 31, 2002 to approximately $1.343 billion as of December 31, 2003 due to $262 million of scheduled repayments of the term debt facilities and a $220 million prepayment of the outstanding term debt and revolving credit facility from the Mezzanine Financing proceeds. The Company believes that its borrowing availability under the amended credit facility will provide the Company with sufficient liquidity for the foreseeable future.  After the credit facility amendment, the Company’s debt maturities total $285 million in 2003 and $287 million in 2004.

In March 2003, the Company entered into a supplemental indenture to its 6¾% Convertible Subordinated Notes Due 2009 (“the 6¾% Notes”).  The supplemental indenture allows for the sale of substantially all of the assets of the Company’s Broadband segment, provides that a bankruptcy of BCI would not constitute an event of default, amends the definition of change in control by increasing the ownership threshold deemed to be a change in control from 20% of outstanding shares to 45% of outstanding shares and includes covenants restricting the ability of the Company to incur debt and consummate certain asset dispositions.  The supplemental indenture also increases the paid-in-kind interest by 2¼% from March 2003 through redemption in July 2009, resulting in a per annum interest rate of 9%.  The initial 6¾% of the interest expense will be paid in cash semi-annually on January 21 and July 21 of each year, commencing on January 21, 2005.  The additional 2¼% will accrete, or be added to the principal balance, through the redemption date in July 2009.

The terms of the Mezzanine Financing and Amended and Restated Credit Agreement limit the Company’s ability to make investments in or fund the operations of BCI.  Specifically, the Company and its other subsidiaries may not make investments in or fund the operations of BCI beyond an aggregate amount of $118 million after October 1, 2002.  This restriction does not apply to guarantees by Broadwing of BCI borrowings under the credit facilities, liens on assets of Broadwing securing BCI borrowings under the credit facilities, scheduled interest payments made or guaranteed by Broadwing in respect to BCI borrowings under the credit facilities, and certain other items.  As of February 28, 2003, the Company had the ability to invest an additional $58 million in BCI based on these provisions. The uncertainty of BCI's available liquidity resulting from these funding constraints has prompted the Company’s independent accountants to issue a going concern explanatory paragraph in their audit report filed along with the stand alone annual financial statements of BCI.  The going concern explanatory paragraph means that, in the opinion of the Company’s independent accountants, there is substantial doubt about BCI’s ability to continue to operate as going concern.  If BCI is unable to finance its operations through the closing of the asset sale and meet its remaining obligations, or if a sale is not consummated, it may be forced to seek protection from its creditors through bankruptcy proceedings.

In addition, in March 2003, the Company reached an agreement with holders of more than two-thirds of BCI’s 12½ percent preferred stock and 9 percent senior subordinated notes to exchange these instruments for common stock of the Company.  In order to consummate the exchange offer, the Company expects to issue approximately 26 million new shares of Broadwing Inc. common stock, assuming 100% redemption of the outstanding instruments, which represents an increase of 11 percent in the number of shares outstanding.

The Company was initially incorporated under the laws of Ohio in 1873 and remains incorporated under the laws of Ohio.  It has its principal executive offices at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.broadwing.com).  The Company makes available on its website its reports on form 10-K, 10-Q, and 8-K (as well as all amendments to these reports) as soon as practicable after they have been electronically filed.

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities Exchange Commission (“the SEC”) under the Exchange Act.  These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 450 Fifth Street.

N.W., Room 1024, Washington, D.C. 20549.  This information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy statements and other information about issuers, like the Company, which file electronically with the SEC.  The address of this site is http://www.sec.gov.

Broadband

The Broadband segment provides nationwide data and voice communications services through the Company’s BCI subsidiary.  As discussed above, on February 22, 2003, certain of the Company’s subsidiaries entered into a definitive agreement to sell substantially all of the operating assets of the Broadband segment, excluding the information technology consulting assets, to C III, for up to $129 million in cash and the assumption of certain long-term operating contractual commitments.  In addition, the Company recorded a non-cash impairment charge of approximately $2.2 billion in the fourth quarter of 2002 to write-down the Broadband segment’s long-lived assets to estimated fair market value.  Broadband revenue was $1,068 million, $1,198 million, and $1,005 million, or 50%, 53% and 51% of consolidated Company revenue in 2002, 2001 and 2000, respectively.  Broadband generated an operating loss of $2,437 million in 2002, which represents a $1,935 million increase over the $502 million operating loss in 2001 and a $2,211 million increase over the $226 million operating loss in 2000.

BCI is a nationwide provider of data and voice communications services.  These services are provided over approximately 18,700 route miles of fiber-optic transmission facilities.  The Broadband network includes an Internet backbone and incorporates optical switching technology.  In order to maintain its network, BCI relies on supplies from certain key external vendors and a variety of other sources.  Broadband segment revenue is generated by broadband transport, switched voice services, data and Internet services, information technology consulting and network construction and other services.  As of January 1, 2002, the web hosting operations of the Company’s ZoomTown subsidiary, formerly reported in the Other segment, were merged with the operations of BCI and are reflected in the data and Internet product line of the Broadband segment in all periods presented.

Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits.  Revenue from the broadband transport category is mainly generated by private line monthly recurring revenue.  However, approximately 44%, 29% and 14% of the broadband transport revenue in 2002, 2001 and 2000, respectively, was provided by IRU agreements, which cover a fixed period of time and represent the lease of capacity or network fibers.  The buyer of IRU services typically pays cash upon execution of the contract.  The Company’s policy and practice is to amortize these payments into revenue over the life of the contract.  In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated.  In 2002, the Company recognized non-cash, non-recurring revenue and operating income related to IRU terminations with bankrupt customers to whom the Company was no longer obligated to provide services, totaling $59 million.  Broadband transport services produced 43% of Broadband segment revenue in 2002 and 39% of Broadband segment revenue in 2001 and 2000.

Switched voice services consist of billed minutes of use, primarily for the transmission of voice long distance services on behalf of both wholesale and retail customers.  Switched voice service revenue has been decreasing as a percentage of total Broadband segment revenue due to declining rates as a result of intense competition.  As BCI focused its efforts on retaining higher margin revenue, the Company minimized sales to less creditworthy customers, tightened credit to wholesale customers in the wake of increasing bankruptcies in the telecommunications industry and exited its telemarketing operations to its low-end customer base.  Additionally, in the fourth quarter of 2002, the Company announced its plan to exit the low margin international wholesale voice business.  As a result, the Company expects switched voice service revenue to decline goingforward.  Switched voice services provided 31%, 32% and 41% of Broadband segment revenue in 2002,

2001 and 2000, respectively.  The international wholesale voice business provided 7%, 8% and 5% of Broadband segment revenue in 2002, 2001 and 2000, respectively.

Data and Internet services consist of the sale of high-speed data transport services utilizing technology based on Internet protocol (“IP”), ATM/frame relay, data collocation and web hosting.  These services continued to grow as a percentage of Broadband segment revenue, increasing from 7% in 2000 to 10% in 2001 and 12% in 2002.  Data collocation services generated revenue of $8 million, $15 million, and $6 million in 2002, 2001 and 2000, respectively.  The decrease in data collocation revenue in 2002 was primarily due to the Company closing eight of its eleven data centers as part of its November 2001 restructuring plan discussed in Note 3 of the Notes to Consolidated Financial Statements.

IT consulting consists of information technology consulting services and related hardware sales.  These services are provided by Broadwing Technology Solutions (“BTS”), a wholly owned subsidiary of BCI.  Information technology consulting revenue was $144 million in 2002, or $3 million higher than in 2001 and $78 million higher than in 2000.

Network construction and other services consist of large, joint-use network construction projects and the receipt of warrants in 2000 related to a field trial of optical equipment.  The Company typically gains access to rights-of-way or additional fiber routes through its network construction activities.  In November 2001, the Company announced its intention to exit the network construction business upon completion of one remaining contract as discussed in Note 3 of the Notes to Consolidated Financial Statements.  That contract to build a 1,550 mile fiber route system is in dispute as discussed in Note 20 of the Notes to Consolidated Financial Statements.  In 2002, network construction projects provided no revenue, compared to $87 million and $68 million in 2001 and 2000, respectively.

As revenue from the Broadband segment is primarily generated by usage-based and monthly service fees, the operations of the segment follow no particular seasonal pattern.  However, this segment received approximately 57%, 64% and 67% of its revenue in 2002, 2001 and 2000, respectively, from interexchange carriers that have or are capable of constructing their own network facilities but utilize the Company’s broadband transport, switched voice and network construction services to augment their own networks.  CBAD contributed interexchange carrier revenue included in the amounts above of 4% to the Broadband segment in 2002 and 3% in 2001 and 2000.  Remaining revenue in the segment is generated by business enterprise customers through the purchase of broadband transport, data and Internet, switched voice and IT consulting services.

BCI faces significant competition from other fiber-based telecommunications companies such as AT&T Corp., WorldCom, Inc., Sprint Corporation, Level 3 Communications, Inc., Qwest Communications International Inc., and several emerging and recapitalized competitors.  These competitors attempt to compete on the basis of price, quality, service and product breadth.

Local

The Local segment provides local telephone service, network access, data transport, high-speed and dial-up Internet access, inter-lata toll, as well as other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana.  This market consists of approximately 2,400 square miles located within approximately a 25-mile radius of Cincinnati, Ohio.  Services are provided through the Company’s CBT subsidiary, which has operated as the incumbent local exchange carrier (“ILEC”) in the Greater Cincinnati area for the past 129 years.  As of January 1, 2002, the digital subscriber line (“DSL”) and dial-up Internet operations of ZoomTown, formerly reported in the Other segment, were merged with the operations of CBT and are reflected in the Local segment in all periods presented.

The Local segment produced $849 million, $832 million and $792 million, or 39%, 37% and 40%, of consolidated Company revenue in 2002, 2001 and 2000, respectively.  The Local segment produced $285 million, $267 million and $262 million of consolidated operating income in 2002, 2001 and 2000, respectively.

CBT’s service offerings are generally classified into three major categories: local service, network access, and other services.  Local service revenue is primarily from end-user charges for use of the public switched telephone network and for value-added services such as custom calling features.  These services are provided to business and residential customers and represented 55% of CBT’s revenue in 2002.  Network access represented 24% of CBT’s revenue in 2002 and came from interexchange carriers for access to CBT’s local communications network and business customers for customized access arrangements.  Other services provided the remaining 21% of CBT’s revenue in 2002 and consisted of the sale and installation of telecommunications equipment, Internet access, inside wire installation and maintenance, the sale of BCI’s services and other ancillary services.

CBT has successfully leveraged its embedded network investment to provide value–added services and product bundling packages, resulting in additional revenue with minimal incremental costs.  All of the network access lines subscribed to CBT are served by digital switches and have the ISDN and Signaling System 7 capability necessary to support enhanced features such as Caller ID, Call Trace and Call Return. The network also includes approximately 2,800 route miles of fiber-optic cable, with synchronous optical network (“SONET”) rings linking Cincinnati’s downtown with other area business centers.  These SONET rings offer increased reliability and redundancy to CBT’s major business customers.

In order to maintain its network, CBT relies on supplies from certain key external vendors and a variety of other sources.  Since the majority of CBT’s revenue results from use of the public switched telephone network, its operations follow no particular seasonal pattern.  CBT’s franchise area is granted under regulatory authority, and is subject to increasing competition from a variety of companies.  CBT is not aware of any regulatory initiative that would restrict the franchise area in which it is currently able to operate.  A significant portion of revenue is derived from pricing plans that require regulatory overview and approval.  In recent years, these regulated pricing plans have resulted in decreasing or fixed rates for some services, offset by price increases and enhanced flexibility for other services.

As of December 31, 2002, approximately 42 companies were certified to offer telecommunications services in CBT’s local franchise area and had interconnection agreements with CBT.  CBT seeks to maintain a competitive advantage over these carriers through its service quality, network capabilities, innovative products and services, creative product bundling, customer billing and value pricing.

CBT had approximately 1,012,000 network access lines in service on December 31, 2002, a 2% and 4% reduction in comparison to 1,032,000 and 1,049,000 access lines in service at December 31, 2001 and 2000, respectively.  Approximately 69% of CBT’s network access lines serve residential customers and 31% serve business customers.  The sale of higher-bandwidth digital and optical services, measured in voice-grade equivalents, increased 13% and 19% in 2002 and 2001, respectively.  In addition, CBT’s ZoomTown.com DSL service is available to approximately 85% of its network access lines and has penetrated approximately 9.3% of these addressable network access lines.

Wireless

The Wireless segment includes the operations of Cincinnati Bell Wireless LLC (“CBW”), a venture with AT&T Wireless Services (“AWS”) in which the Company owns 80.1% and AWS owns the remaining 19.9%.  The

Wireless segment provides advanced wireless digital personal communications services and sales of related communications equipment to customers in its Greater Cincinnati and Dayton, Ohio operating areas.  Services are provided over CBW’s regional wireless network and the AWS national wireless network.

CBW’s operating territory included a licensed population (“licensed pops”) of approximately 3.4 million and served approximately 470,000 subscribers as of December 31, 2002, representing a licensed pop penetration level of 13.6%.  CBW was the sixth wireless carrier to enter the Cincinnati market in May of 1998.  As of December 31, 2002, CBW had a market share of approximately 27% in its operating territory.  CBW maintained an average monthly churn rate of 1.7%, 1.6% and 1.4% for postpaid customers in 2002, 2001 and 2000, respectively.  CBW maintained an average monthly churn rate of 4.7%, 3.3% and 2.0% for prepaid customers in 2002, 2001 and 2000, respectively.

Revenue for the Wireless segment comes primarily from two sources: provision of wireless communications services and the sale of handsets and accessories.  In 2002, approximately 95% of revenue for the segment was from services and the remaining 5% was generated by equipment sales.  This composition of revenue compares to approximately 94% and 6%, respectively, in 2001 and 93% and 7%, respectively, in 2000.  In total, the Wireless segment contributed 12%, 11% and 9% of consolidated revenue in 2002, 2001 and 2000, respectively.  The Wireless segment produced $69 million and $38 million in operating income in 2002 and 2001, respectively, and a $3 million operating loss in 2000.

Service revenue is generated primarily through subscriber use of CBW’s wireless communications network.  This network is maintained by CBW in the Greater Cincinnati and Dayton, Ohio operating areas.  The Company utilizes AWS’ national wireless network for wireless calls beyond these areas.  Service revenue is generated through a variety of rate plans, which typically include a fixed number of minutes for a flat monthly rate, with additional minutes being charged at a per-minute-of-use rate.  Revenue is also generated when subscribers of other wireless providers initiate calls while roaming in CBW’s service area.  However, CBW incurs significant expenses when its own wireless subscribers use their handsets in the operating territories of other wireless providers.  CBW’s roaming expense of $35 million, $34 million, and $31 million exceeded its roaming revenue of $18 million, $15 million, and $13 million in 2002, 2001 and 2000, respectively.

Approximately 86% of total service revenue was generated by postpaid subscribers who pay a monthly access fee and usage fees in arrears.  The remaining 14% of service revenue was generated by CBW’s i-wirelessSM prepaid service.  CBW’s prepaid service allows subscribers to purchase a specific number of minutes or text messages, in advance, at a fixed price.

Sales of handsets and accessories take place primarily at CBW’s retail locations, which consist of stores and kiosks in high-traffic shopping malls and commercial buildings in the Greater Cincinnati and Dayton, Ohio areas.  Sales also take place in the retail stores of major electronic retailers pursuant to agency agreements.  CBW sells handsets and accessories from a variety of vendors.  CBW maintains a supply of equipment and does not envision any shortages that would compromise its ability to add customers.  Unlike service revenue (which is a function of wireless handset usage), equipment sales are subject to seasonality, as customers often purchase handsets and accessories as gifts during the holiday season in the Company’s fourth quarter.  In order to attract customers, CBW typically sells handsets for less than direct cost, a common practice in the wireless industry.

The Wireless segment offers its services over a digital wireless network using Time Division Multiple Access ("TDMA") technology.  CBW also relies on the AWS national network for calls outside of CBW’s Greater Cincinnati and Dayton, Ohio operating areas.  The Company believes that AWS will maintain its national digital wireless network in a form and manner that will allow CBW to attract and retain customers.

CBW is considering implementing the Global System for Mobile Communications and General Packet Radio Service (“GSM/GPRS”) technology.  Several competitors and the Company’s partner, AWS, have announced plans to begin, or have begun, using GSM/GPRS or a comparable technology in their national networks.  This new technology will run in parallel with the existing TDMA technology for the foreseeable future such that both technologies will be supported simultaneously.  TDMA handsets generally are not usable with GSM/GPRS technology and vice versa.  However, as the technologies run in parallel, there is no need to replace handsets of existing TDMA subscribers at any one point in time.  GSM/GPRS technology provides enhanced wireless data communication.

Rates and pricing for this segment are determined according to marketplace conditions.  As such, rates can and will be influenced by the pricing plans of as many as six active wireless service competitors.  The postpaid product experienced net deactivations totaling 5,200 subscribers during the second half of 2002.  This reduction in postpaid subscribership is due to slower market growth and  the Company’s decision to spend less aggressively on sales and marketing.  In 2002, CBW’s sales and marketing expense was reduced by $25 million, or 41%, compared to 2001.

As this venture is jointly owned with AWS, income or losses generated by the Wireless segment are shared between the Company and AWS in accordance with respective ownership percentages of 80.1% for the Company and 19.9% for AWS.  As a result, 19.9% of the net income or loss of the Wireless segment is reflected as minority interest expense or income in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Refer to Note 8 of the Notes to Consolidated Financial Statements for a detailed discussion of minority interest.

Other

The Other segment combines the operations of Cincinnati Bell Any Distance (“CBAD”) and Cincinnati Bell Public Communications Inc. (“Public”).  CBAD resells voice long distance service on the BCI network to businesses and residential customers in the Greater Cincinnati and Dayton, Ohio operating areas. Public provides public payphone services in a regional area consisting of fourteen states.  The Other segment produced revenue of $80 million, $78 million and $60 million, in 2002, 2001 and 2000, respectively.  The Other segment constituted approximately 4% of consolidated revenue in 2002 and 3% of consolidated revenue in both 2001 and 2000.  The Other segment produced operating income of $2 million in 2002 and produced operating losses of $4 million and $25 million in 2001 and 2000, respectively.

During the first quarter of 2002, the Company sold substantially all of the assets of its Cincinnati Bell Directory (“CBD”) subsidiary, whose financial results were previously reported in the Other segment.  Prior years’ revenue, costs and expenses, assets and liabilities, and cash flows have been restated to reflect the disposition of CBD as a discontinued operation.  For a detailed discussion of the sale of CBD and its treatment as a discontinued operation refer to Note 14 of the Notes to Consolidated Financial Statements.  In addition, the results of operations of the Company’s former Cincinnati Bell Supply subsidiary, formerly reported in the Other segment, have been reflected in discontinued operations since this business was sold in the second quarter of 2000.

Also during the first quarter of 2002, the Company completed the realignment of its business segments as described in Note 3 of the Notes to Consolidated Financial Statements.  The Company’s web hosting operations provided by ZoomTown, previously reported in the Other segment, were assumed by BCI and are now reported in the Broadband segment.  The Company’s DSL and dial-up Internet operations provided by ZoomTown, also previously reported in the Other segment, were merged into CBT and are now reported in the Local segment.

Prior year amounts for the Broadband, Local and Other segments have been recast to conform to the current presentation and to reflect the transfer of these operations.

Cincinnati Bell Any Distance

In January 2001, the Company officially established the CBAD subsidiary to assume the Cincinnati-based marketing activities for the former Cincinnati Bell Long Distance (“CBLD”) and to resell long distance services on the BCI network to businesses and residential customers in the Greater Cincinnati and Dayton, Ohio areas.  The remaining portion of CBLD’s business, which included non-Cincinnati area customers, was then merged into BCI.  Accordingly, revenue and expenses for the Any Distance service provided by CBAD in the Cincinnati area are reported as a component of the Other segment while revenue and expenses associated with non-Cincinnati area customers of the former CBLD are reported in the results of the Broadband segment.  In 2002, CBAD produced $69 million in revenue for the Other segment, representing approximately 3% of consolidated revenue compared to $63 million and 3% of consolidated revenue in 2001 and $46 million and 2% of consolidated revenue in 2000.  Of the 1,012,000 access lines of CBT in the greater Cincinnati area, approximately 420,000 residential users and 115,000 business users subscribed to Any Distance as of December 31, 2002.  Since the Company began offering the service in January of 2000, in the Greater Cincinnati area, Any Distance has achieved a consumer market share of approximately 69% and a business market share of approximately 43% based on the number of access lines.

Cincinnati Bell Public Communications Inc.

Public provides public payphone services to customers in a regional area consisting of fourteen states.  Public had approximately 7,700, 9,200 and 8,400 stations in service and generated approximately $14 million, $15 million, and $14 million in revenue in 2002, 2001 and 2000, respectively, or less than 1% of consolidated revenue in each year.  The decline in stations in service from 2001 to 2002 was the result of the removal of unprofitable stations due to declining usage as the penetration of wireless communications continues to increase.

BUSINESS OUTLOOK

Evolving technology, consumer preferences, legislation, regulatory initiatives and convergence of communications technology are causes of increasing competition.  As the range of communications services and the equipment available to provide and access such services continue to increase, competition has intensified.  In addition, the difficult economic environment and limited access to capital markets could continue to cause customers to default on payments and reduce purchases commensurate with demand and to cause vendors to cease providing services and equipment.  These developments could make it difficult for the Company to maintain and grow revenue, operating margins and cash flow.

The Company’s subsidiaries face intense competition in their markets, principally from larger companies.  These subsidiaries attempt to differentiate themselves by leveraging the strength and recognition of the Company’s brand equity, by providing customers with high quality service, and by developing and marketing customized bundled services.

BCI faces significant competition from other fiber-based telecommunications companies such as AT&T Corp., WorldCom, Inc., Sprint Corporation, Level 3 Communications, Inc. and Qwest Communications International Inc. and several emerging and recapitalized competitors.  Broadwing Technology Solutions (“BTS”), a subsidiary of BCI, competes with Intranet hardware vendors, wiring vendors, and other information technology consulting businesses.  The web hosting operations of BTS face competition from nationally known web hosting providers.

CBT’s current and potential competitors include other ILECs, wireless services providers, interexchange carriers, competitive local exchange carriers (“CLEC’s”), cable operators, Internet access providers and others.  As of December 31, 2002, approximately 42 companies were certified to offer telecommunications services in CBT’s local franchise area and had interconnection agreements with CBT.  CBT seeks to maintain a competitive advantage over these carriers through its service quality, network capabilities, innovative products and services, creative product bundling, customer billing and value pricing.

CBW is one of six active wireless service providers in the Cincinnati and Dayton, Ohio metropolitan market areas.  Rates and pricing for CBW’s services are determined according to marketplace conditions.  As such, rates can and will be influenced by pricing plans of as many as five active wireless service competitors, including Cingular, Sprint PCS, T-Mobile, Verizon, and Nextel.  CBW’s market share decreased to approximately 27% as of December 31, 2002, from 29% as of December 31, 2001, as net activations were less than the overall growth of the market which was due to a stronger focus on profitability and cash flow rather than pure subscriber growth.  CBW’s market share increased to approximately 29% as of December 31, 2001, from 26% as of December 31, 2000, due to growth of subscribers over that period.

Cincinnati Bell Any Distance has captured substantial market share in the Greater Cincinnati area since the introduction of its Any Distance offering in January 2000, but faces intense competition from long distance providers and other resellers such as AT&T Corp., Worldcom, Inc., Sprint Corporation and several emerging competitors.  Margins on long distance rates continue to fall as providers attempt to maintain their subscriber base through substantial advertising and customer acquisition costs.

The Company intends to continue to utilize its investment in its local communications network and its regional wireless network to provide new and incremental product and service offerings to its customers in the Greater Cincinnati and Dayton, Ohio markets.

Risk Factors

The Company is highly leveraged

The Company is highly leveraged and has significant debt service obligations.  As of December 31, 2002, the Company had outstanding indebtedness of $2,558 million and a total shareowners’ deficit of $2,548 million.  As of December 31, 2002, the Company had the ability to borrow an additional $164 million under its revolving credit facility, subject to compliance with certain conditions.  In March 2003, the Company completed an amendment to its credit facility, which included the extension of revolving credit maturity to 2005 and 2006, and the acceleration of a portion of the maturities of term loans from banking institutions from 2004 into 2003.

The Company’s substantial debt could have important consequences, including the following:

•                  the Company will be required to use a substantial portion of its cash flow from operations to pay principal and interest on its debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures, strategic acquisitions, investments and alliances and other general corporate requirements;

•                  the Company’s interest expense could increase if interest rates in general increase because a substantial portion of its debt bears interest at floating rates;

•                  the Company’s substantial leverage could increase its vulnerability to general economic downturns and adverse competitive and industry conditions and could place the Company at a competitive disadvantage compared to those of its competitors that are less leveraged;

•                  the Company’s debt service obligations could limit its flexibility to plan for, or react to, changes in its business and the industries in which it operates;

•                  the Company’s level of debt may restrict it from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements; and

•                  a potential failure to comply with the financial and other restrictive covenants in the Company’s debt instruments, which, among other things, require it to maintain specified financial ratios could, if not cured or waived, have a material adverse effect on the Company’s ability to fulfill its obligations and on its business or prospects generally.

Servicing indebtedness requires a significant amount of cash, and the Company’s ability to generate cash depends on many factors beyond its control

The Company expects to obtain the cash to make payments on its credit facility and other indebtedness and to fund working capital, capital expenditures and other general corporate requirements from operations, additional sources of debt financing and borrowings under its credit facility.  The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control.  The Company cannot be assured that its business will generate sufficient cash flow from operations, that additional sources of debt financing will be available to it or that future borrowings will be available to it under the credit facilities, in each case, in amounts sufficient to enable it to service its indebtedness or to fund its other liquidity needs.  If the Company cannot service its indebtedness, it will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital, which may adversely affect its customers and affect their willingness to remain customers.  There can be no assurances that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all.  In addition, the terms of existing or future debt instruments may restrict the Company from adopting any of these alternatives.

The Company depends on the receipt of dividends or other intercompany transfers from its subsidiaries

If a payment default occurs under the credit facility, the Company’s subsidiaries will be prohibited from paying dividends and making other distributions to the Company to service its debt while such payment default continues.  In addition, if a bankruptcy, insolvency or similar default or a non-payment event of default occurs under the amended and restated credit facility, the Company’s subsidiaries will be prohibited from paying such dividends or making other distributions to the Company for up to 179 days after the credit facility’s agent delivers a blockage notice to it.  In addition, BCI is subject to restrictions under terms of its debt and preferred stock instruments and Cincinnati Bell Telephone to potential regulatory obligations, which restrict their ability to distribute funds to Broadwing.  If the Company’s subsidiaries were to be prohibited from paying dividends and making distributions to the Company, it would have a material adverse effect on the Company and the trading price of the Broadwing Common Stock.

The Company’s creditors and preferred stockholders will have claims to the assets and earnings of these subsidiaries that are superior to claims of the holders of Broadwing Common Stock.  Accordingly, in the event of the Company’s dissolution, bankruptcy, liquidation or reorganization, amounts may not be available for payments on the Broadwing Common Stock until after the payment in full of the claims of creditors of the Company’s subsidiaries.

There can be no assurances that the Company will be successful in its efforts to complete the sale of substantially all of the assets of its Broadband business

On February 22, 2003, certain of the Company’s subsidiaries entered into a definitive agreement to sell substantially all of the assets of its Broadband segment, excluding the information technology consulting assets, to C III for up to $129 million in cash and the assumption of certain long-term operating and contractual commitments.  The sale is subject to certain closing conditions, including approval by the FCC and relevant state public utility commissions.  The Company expects to close the sale in 2003; however, there can be no assurances that the sale will be completed.

If the sale of the Broadband segment is completed, substantially all of the operating assets of certain of BCI’s subsidiaries will have been sold and BCI will have retained considerable long-term operating contractual commitments.

BCI conducts substantially all of its operations through its subsidiaries and is dependent upon dividends or other intercompany transfers of funds from its subsidiaries in order to meet its obligations.  After the completion of the sale of the Broadband segment, the only remaining BCI subsidiary with operating assets will be BTS, an information technology consulting subsidiary.  In 2002, BTS generated $164 million in revenue, or 15% of BCI’s total revenue.  Furthermore, upon the completion of the sale of the Broadband segment, BCI will retain certain long-term operating contractual commitments.

There can be no assurances that BCI will be able to generate sufficient cash from its remaining operations or that additional sources of financing will be available to it to enable it to service the long-term operating contractual commitments remaining after the sale of the Broadband segment or to fund its other liquidity needs.

Servicing indebtedness requires a significant amount of cash, and BCI’s ability to generate cash depends on many factors beyond its control; if the Company is unable to finance BCI’s operations, BCI may be forced to seek protection from its creditors by filing for bankruptcy

BCI expects to obtain needed cash from operations and, to the limited extent still allowed under various credit documents, from third party borrowings and intercompany loans from the Company.  BCI’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.  BCI cannot be assured that its business will generate sufficient cash flow from operations, that additional sources of funding will be available to it or that future borrowings will be available to it in amounts sufficient to enable it to service its indebtedness or to fund its other liquidity needs.

The terms of the Mezzanine Financing and Amended and Restated Credit Agreement contain certain financial and non-financial covenants including restrictions on the Company’s ability to make investments in BCI.  Specifically, Broadwing and its other subsidiaries may not make investments in or fund the operations of BCI beyond an aggregate amount of $118 million after October 1, 2002.  As of February 28, 2003, the remaining available investment was $58 million.  If BCI requires funds in excess of the amounts described above in order to finance its operations, there can be no assurances that the required lenders will consent to Broadwing investing additional funds to allow BCI to meet its obligations.

If the Company is unable to fund BCI through closing of the sale of the Broadband segment to C III and meet its remaining obligations going forward after the sale or is unable to close the sale, BCI may explore alternative transactions or sources of financing, including borrowing money or raising equity.  There can be no assurances that any such transactions could be consummated on acceptable terms, or at all.  The uncertainty of

BCI's liquidity combined with the funding constraints discussed above, has prompted the Company’s independent accountants to issue a going concern explanatory paragraph in their audit report filed along with the stand alone annual financial statements of BCI.  The going concern explanatory paragraph means that, in the opinion of the Company’s independent accountants, there is substantial doubt about BCI’s ability to continue to operate as a going concern.  If BCI is unable to finance its operations through the closing of the asset sale and meet its remaining obligations, or if a sale is not consummated, it may be forced to seek protection from its creditors under the United States Bankruptcy Code.

The Company depends on the credit facility to provide liquidity.

The Company depends on the credit facility to provide for financing requirements in excess of amounts generated by operations.

In November 1999, the Company obtained a credit facility of $1.8 billion from a group of lending institutions.  The credit facility was increased to $2.1 billion in January 2000 and again to $2.3 billion in June 2001.  Total availability under the credit facility decreased to $1.825 billion as of December 31, 2002 following a $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (with proceeds from the sale of substantially all of the assets of CBD), $5 million in scheduled repayments of the term debt facilities and $135 million in scheduled amortization of the revolving credit facility.

In March 2003, the Company completed an amendment to the credit facility, which included the extension of revolving credit maturity to 2005 and 2006, and the acceleration of a portion of the maturities of term loans from banking institutions from 2004 into 2003. As of March 26, 2003, the credit facilities consisted of $644 million in revolving credit maturing on March 1, 2006, $516 million in term loans from banking institutions, maturing in various amounts during 2003 and 2004, and $444 million in term loans from non-banking institutions, maturing in various amounts between 2003 and 2007.

However, the ability to borrow from the credit facility is predicated on the Company’s and its subsidiaries’ compliance with covenants that have been negotiated with the lenders.  As a result of the significant capital the Company has invested in BCI as well as the effect the weak U.S. economy and telecommunications industry has had on the Company's and its subsidiaries’ businesses, the Company is highly leveraged and it is uncertain whether the Company will be able to remain in compliance with these covenants.  Failure to satisfy these covenants could severely constrain the Company’s ability to borrow under the credit facility.  As of December 31, 2002, Broadwing was in compliance with all of the covenants of the credit facility.

The credit facility and other indebtedness impose significant restrictions on the Company

The Company’s debt instruments impose, and the terms of any future debt may impose, operating and other restrictions on the Company.  These restrictions will affect, and in many respects will limit or prohibit, among other things, the Company and its subsidiaries’ ability to:

•                  incur additional indebtedness;

•                  create liens;

•                  make investments;

•                  enter into transactions with affiliates;

•                  sell assets;

•                  guarantee indebtedness;

•                  declare or pay dividends or other distributions to shareholders;

•                  repurchase equity interests;

•                  redeem debt that is junior in right of payment to such indebtedness;

•                  enter into agreements that restrict dividends or other payments from subsidiaries;

•                  issue or sell capital stock of certain of its subsidiaries; and

•                  consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries on a consolidated basis.

In addition, the Company’s credit facility includes other and more restrictive covenants and prohibits the Company from prepaying other debt and preferred stock while debt under the credit facility is outstanding.  The agreements governing the credit facility also require the Company to achieve specified financial and operating results and maintain compliance with specified financial ratios.  The Company is highly leveraged and it is uncertain whether it will continue to remain in compliance with these agreements.

The restrictions contained in the terms of the credit facility and its other debt instruments could:

•                  limit the Company’s ability to plan for or react to market conditions or meet capital needs or otherwise restrict the Company’s activities or business plans; and

•                  adversely affect the Company’s ability to finance its operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in its interest.

A breach of any of these restrictive covenants or the Company’s inability to comply with the required financial ratios could result in a default under the credit facility.

Increased Competition Could Affect Profitability and Cash Flow

There is substantial competition in the telecommunications industry.  Competition may intensify due to the efforts of existing competitors to address difficult market conditions through reduced pricing, bundled offerings or otherwise, as well as a result of the entrance of new competitors and the development of new technologies, products and services.  Price competition in the Company’s Broadband segment has been intense and may further intensify.  If the Company cannot offer reliable, value-added services on a price competitive basis in any of its markets, it could be adversely impacted by competitive forces.  In addition, if the Company does not keep pace with technological advances or fails to respond timely to changes in competitive factors in the industry, it could lose market share or experience a decline in its revenue and profit margins.

BCI faces significant competition from companies such as AT&T Corp., WorldCom, Inc., Sprint Corporation, Level 3 Communications, Inc., Qwest Communications International Inc., and several emerging and recapitalized competitors. The significant capacity of these competitors could result in decreasing prices even if the demand for higher-bandwidth services increases.  In addition, some competitors are experiencing financial difficulties or are in bankruptcy reorganization.  Competitors in financial distress or competitors emerging from bankruptcy with lower cost capital structures, substantial excess fiber capacity in most markets, and forecasted demand for broadband services not being realized as a result of the state of the economic and financial difficulties experienced by many telecommunications carriers’ could exacerbate downward pricing pressure in the telecommunications industry.

CBT faces competition from other ILEC’s, CLEC’s, wireless service providers, interexchange carriers, cable providers and Internet access providers.  The Company believes CBT will face greater competition as more competitors emerge and focus resources on the Greater Cincinnati metropolitan area.

CBW is one of six active wireless service providers in the Cincinnati and Dayton metropolitan market areas, including Cingular, Sprint PCS, T-Mobile, Verizon, and Nextel.  The Company anticipates that competition will cause the market prices for wireless products and services to decline in the future.  CBW’s ability to compete will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.  Furthermore, there has been a trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. The Company expects this consolidation to lead to larger competitors who have greater resources or who offer more services than CBW.

The Company’s other subsidiaries operate in a largely local or regional area, and each of these subsidiaries faces significant competition.  CBAD’s competitors include large national long distance carriers such as AT&T Corp., Worldcom Inc., and Sprint Corporation.  Public competes with several other public payphone providers, some of which are national in scope and offer lower prices for coin-based local calling services.  Public has continued to be adversely impacted by the growing popularity of wireless communications.

The effect of the foregoing competition could have a material adverse impact on the Company’s businesses, financial condition and results of operations.  This could result in increased reliance on borrowed funds and could adversely impact the Company’s ability to maintain its optical, wireline and wireless networks.

Network Utilization is Dependent on Maintaining Rights-of-Way and Permits

The utilization of the Company’s networks depends on maintaining rights-of-way and required permits from railroads, utilities, governmental authorities and third-party landlords on satisfactory terms and conditions. The Company cannot guarantee that it will be able to maintain all of the existing rights and permits. Although the Company expects to maintain and renew its existing agreements, the loss of a substantial number of existing rights and permits would have a material adverse impact on the Company’s business, financial condition and results of operations.  For portions of the Company’s network that it leases or purchases use rights from third parties, the Company must rely on such third parties’ maintenance of all necessary rights-of-way and permits.  Some agreements that the Company may rely on to use portions of other companies’ networks could be terminated if associated rights-of-way were terminated.

Significant Capital Expenditures Will be Required to Maintain the Network

Capital expenditures of $844 million in 2000 decreased to $649 million in 2001, and decreased again in 2002 to $176 million.  The Company could incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact the business.  If the Company fails to adequately maintain its networks or expand them to meet customer needs there could be a material adverse impact on the Company’s business, financial condition and results of operations.

Regulatory Initiatives May Impact the Company’s Profitability

Several of the Company’s subsidiaries are subject to regulatory oversight of varying degrees at both the state and federal levels.  Regulatory initiatives that would put the Company at a competitive disadvantage or mandate lower rates for its services could result in lower profitability and cash flow for the Company.  Also, CBW’s FCC licenses to provide wireless services are subject to renewal and revocation.  Although the FCC has routinely renewed wireless licenses in the past, the Company cannot be assured that challenges will not be brought against those licenses in the future.  Revocation or non-renewal of CBW’s licenses could result in lower operating results and cash flow for the Company.

The Company’s Restructuring Initiative is Critical to Its Success

In October 2002, the Company initiated a restructuring of Broadwing Communications that is intended to reduce annual expenses by approximately $200 million compared to 2002 and enable the Broadband segment to become cash flow positive.  The plan includes initiatives to reduce the workforce by approximately 500 positions; reduce line costs by approximately 25% through network grooming, optimization, and rate negotiations; and exit the international wholesale voice business.  In addition, CBT initiated a restructuring to realign sales and marketing to better focus on enterprise customers.  The plan includes initiatives to reduce the workforce by approximately 38 positions.  The Company recorded a cash restructuring charge of approximately $15 million during the fourth quarter of 2002 related to employee severance benefits and contract terminations.  There can be no assurances that any of the actions under the restructuring plan will be successful.  If the Company fails to successfully implement these restructuring initiatives, the Company’s business, financial condition and results of operations could be adversely affected.

BCI’s Broadband Business Relies, in part, on Portions of Competitors’ Networks

The Company uses network resources owned by other companies for portions of its network.  The Company obtains the right to use such network portions through operating leases and IRU agreements in which the Company pays for the right to use such other companies’ fiber assets and through agreements in which the Company exchanges the use of portions of its network for the use of portions of such other companies’ networks.  In several of those agreements, the counter party is responsible for network maintenance and repair.  In the event a counter party to a lease, IRU or an exchange suffers financial distress or bankruptcy, the Company may not be able to enforce its rights to use such network assets or, even if the Company could continue to use such network assets, the Company could incur material expenses related to their maintenance and repair.  The Company also could incur material expenses if it were required to locate alternative network assets.  The Company cannot give assurance that it would be successful in obtaining reasonable alternative network assets if needed.  Failure to obtain usage of alternative network assets, if necessary, could have a material adverse impact on the Company’s business, financial condition and results of operations.

Attracting and Retaining Highly Qualified Employees Is Necessary for Competitive Advantage

The Company seeks to achieve competitive advantage by hiring and retaining highly skilled personnel.  The Company believes this is of particular importance in an industry that depends on innovation and execution in order to attract and retain customers.  If the Company fails to attract or retain these skilled personnel, the Company’s financial condition and results of operations could be materially impacted.

The Company’s Success Depends on the Introduction of New Products and Services

The Company’s success depends on being able to anticipate the needs of current and future enterprise, carrier and residential customers.  The Company seeks to meet these needs through new product introductions, service quality, technological superiority and the ability to bundle services together in packages that are attractive to its customers.  Failure of the Company to anticipate the needs of these customers and to introduce the new products and services necessary to attract or retain these customers could have a material adverse impact on the Company’s business, financial condition and results of operations.

Continuing Softness in the Economy is Having a Disproportionate Effect in the Telecommunications Industry

Beginning in 2001, the business environment for the telecommunications industry deteriorated significantly and rapidly and remains weak.  This was primarily due to: the general weakness in the U.S. economy, which was exacerbated by the events of September 11, 2001, and concerns regarding terrorism; pressure on prices for broadband services due to substantial excess fiber capacity in most markets; and forecasted demand for broadband services not being realized as a result of the state of the economy, the bankruptcy or liquidation of a substantial number of Internet companies and financial difficulties experienced by many telecommunications customers.  The Company expects these trends to continue, including reduced business from financially troubled customers and downward pressure on prices due to reduced demand and overcapacity.  If these trends do continue, there could be a material adverse impact on the Company’s business, financial condition and results of operations.

A Significant Portion of the Company’s Revenue Is Derived from Telecommunications Carriers

Eight of the Company’s top ten customers, which as a group accounted for approximately 18% of total revenue in 2002, are large telecommunications carriers.   Several customers have been impacted by negative industry trends.  Four of the Company’s largest customers, who accounted for approximately 8% of revenue in 2002, were in Chapter 11 bankruptcy proceedings.  Non-IRU revenue from these customers approximated 4% of consolidated revenue in 2002. The remaining revenue from these customers, approximating 4% of consolidated revenue, was generated by the amortization of IRU agreements and the early termination of two IRUs, for which consideration had been previously received.  In addition, interexchange carriers generated approximately 57% of Broadband segment revenue in 2002.  Most of the Company’s arrangements with large customers do not provide the Company with guarantees that customer usage will be maintained at current levels.  Industry pressures have caused telecommunications carriers to look aggressively for ways to cut costs, which has resulted in reduced demand and reduced prices.  In addition, construction of their own facilities by certain of the Company’s customers, construction of additional facilities by competitors or further consolidation in the telecommunications industry involving the Company’s customers could lead such customers to reduce or cease their use of the Company’s network. To the extent these large customers cease to employ the Company’s network to deliver their services, or cannot pay outstanding accounts receivable balances, the Company could experience a material adverse impact on its business, financial condition and results of operations.

Terrorist Attacks and Other Acts of Violence or War May Affect the Financial Markets and the Company’s Business, Financial Condition and Results of Operations

As a result of the September 11, 2001 terrorist attacks and subsequent events, there has been considerable uncertainty in world financial markets.  The full effect of these events, as well as concerns about future terrorist attacks, could adversely affect the Company’s ability to obtain financing on terms acceptable to it, or at all, to finance the Company’s capital expenditures or working capital.

Terrorist attacks or war may negatively affect the Company’s operations and financial condition.  There can be no assurance that there will not be further terrorist attacks against the United States of America or U.S. businesses or armed conflict involving the United States of America.  These attacks or armed conflicts may directly impact the Company’s physical facilities or those of its customers and vendors.  These events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and world financial markets and economy.  They could result in an economic recession in the United States or abroad.  Any of these occurrences could have a material adverse impact on the Company’s business, financial condition and results of operations.

The Company is Dependent on Limited Sources of Supply for Certain Key Network Components

Where possible and practical, the Company utilizes commercially available technologies and products from a variety of vendors.  However, the Company relies on one supplier, Corvis, for its advanced optical switching and transport equipment on the core of its long-haul network.  There can be no assurance that the Company will be able to obtain such equipment from Corvis in the future.  If the Company cannot obtain adequate replacement equipment or service from Corvis, or an acceptable alternate vendor, the Company could experience a material adverse impact on its business, financial condition and results of operations.  Corvis is also the majority owner of C III, the entity that has entered into a definitive agreement to purchase substantially all of the assets Company’s Broadband segment.

Network Failure and Transmission Delays and Errors Could Expose the Company to Potential Liability

The Company’s network utilizes a variety of communication equipment, software, operating protocols and components of others’ networks for the high-speed transmission of data and voice traffic among various locations.  Such equipment, software and physical locations could malfunction, suffer physical damage or otherwise become impaired.  The Company is held to high quality and delivery standards in its customer contracts.  Network failures or delays in data delivery could cause service interruptions resulting in losses to the Company’s customers.  Failures or delays could expose the Company to claims by its customers that could have a material impact on the financial condition and operating results of the Company’s business.

The Company Expects to Experience Significant Change in the Wireless Communications Industry

The wireless communications industry is experiencing significant technological change.  This includes the increasing pace of digital upgrades, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and changes in customer needs and preferences.  In addition, uncertainty exists as to the pace and extent that customer demand for wireless services will continue to increase.  As a result, the prospects of the Company’s wireless business and those of the industry remain uncertain.

The Company’s Share Price May be Volatile

The Company’s share price may fluctuate substantially as a result of periodic variations in the actual or anticipated financial results of the Company’s business or other companies in the telecommunications industry or markets served by the Company.  In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many telecommunications stocks and have often been unrelated or disproportionate to the operating performance of some of these companies.  Fluctuations such as these have affected and are likely to continue to affect the share price of the Company’s common stock.  In addition, many of the risks described in this section could materially and adversely affect the Company’s share price.

Furthermore, securities class action litigation has often been instituted against companies following periods of volatility and decline in the share price of such companies’ securities.  In 2002, several purported class action lawsuits were filed against the Company.  The Company intends to defend these claims vigorously.  However, such litigation could result in substantial costs and have a material impact on the financial condition and operating results of the Company’s business.  The Company could be required to pay substantial damages, including punitive damages if the Company were to lose any of these lawsuits.

Capital Additions

The capital additions of the Company have historically been for its fiber-optic transmission facilities, telephone plant in its local service area, and development of the infrastructure for its wireless business.

The following is a summary of capital additions for the years 1998 through 2002:

$ in millions	Local Telephone Operations	Fiber-Optic Transmission Facilities	Wireless Infrastructure	Other	Total Capital Additions

2002	$80.3	$64.9	$29.5	$1.2	$175.9
2001	$121.4	$472.0	$52.0	$3.1	$648.5
2000	$157.4	$599.9	$84.2	$2.2	$843.7
1999	$152.2	$166.2	$55.9	$6.7	$381.0	*
1998	$134.9	—	$2.2	$6.3	$143.4

* Includes capital additions for the Broadband segment from the November 9, 1999 closing date of the Merger until the end of the year.  On a pro forma basis in 1999, total capital additions were $819 million.  The difference between pro forma and as-reported capital additions, or $438 million, is attributable to “fiber-optic transmission facilities” and is not reflected in the above table.

Employees

At December 31, 2002, the Company had approximately 4,600 employees.  CBT had approximately 1,900 employees covered under a collective bargaining agreement with the Communications Workers of America, which is affiliated with the AFL-CIO.  This collective bargaining agreement expires in May 2005.

Business Segment Information

The amount of revenue, intersegment revenue, operating income (loss), assets, capital additions and depreciation and amortization attributable to each of the Company’s business segments for the years ended December 31, 2002, 2001 and 2000 are set forth in Note 16 of the Notes to Consolidated Financial Statements that are contained in Item 8 of this Report on Form 10-K, “Financial Statements and Supplementary Schedules.”

Item 2.  Properties

Broadwing Inc. and its subsidiaries own or maintain telecommunications facilities in 39 states.  Principal office locations are in Cincinnati, OH; Austin, TX; Reston, VA; and Indianapolis, IN.

The property of the Company is principally composed of its nationwide optical transmission system, telephone plant in its local telephone franchise area (i.e., Greater Cincinnati), and the infrastructure associated with its wireless business in the Greater Cincinnati and Dayton, Ohio operating areas.  Each of the Company’s subsidiaries maintains some investment in furniture and office equipment, computer equipment and associated operating system software, leasehold improvements and other assets. Facilities equipment and access circuits leased as part of an operating lease arrangement are expensed as incurred and are not included in the totals below.

With regard to its local telephone operations, substantially all of the central office switching stations are owned and situated on land owned by the Company.  Some business and administrative offices are located in rented facilities, some of which are treated as capitalized leases and included in the “Buildings and leasehold improvements” caption below.

Fiber-optic transmission facilities consist largely of fiber-optic cable, conduit, optronics, rights-of-way and structures to house the equipment.  The wireless infrastructure consists primarily of transmitters, receivers, towers, and antennae.

The gross investment in property, plant and equipment, at December 31, 2002 and 2001 is comprised of the following ($ in millions):

	2002	2001
Land and rights-of-way	$6.3	$159.3
Buildings and leasehold improvements	190.9	393.0
Telephone plant	2,020.4	1,962.3
Transmission facilities	116.4	2,162.7
Furniture, fixtures, vehicles and other	154.3	205.3
Construction in process	39.5	257.1
Total	$2,527.8	$5,139.7

The gross investment in property, plant, and equipment includes $72.9 million and $78.1 million of assets accounted for as capital leases in 2002 and 2001, respectively.  These assets are included in the captions "Buildings and leasehold improvements", "Telephone plant", "Transmission facilities" and "Furniture, fixtures, vehicles and other".

The Company's Broadband segment recorded a non-cash impairment charge of $2.2 billion to state both tangible and intangible assets at estimated fair market value as of December 31, 2002.  The impairment charge related to tangible property, plant and equipment of the Broadband segment totaled $1,902 million.

Properties of the Company are divided between operating segments as follows:

	2002	2001

Broadband	2.2%	53.2%
Local	83.8%	40.5%
Wireless	13.3%	6.0%
Other	0.7%	0.3%
Total	100.0%	100.0%

Item 3.  Legal Proceedings

The information required by this Item is included in Note 20 of the Notes to Consolidated Financial Statements that are contained in Item 8 of this Report on Form 10-K, “Financial Statements and Supplementary Data.”

Item 4.  Submission of Matters to a Vote of the Security Holders

None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Security Holder Matters.

Market Information

The Company’s common shares (symbol: BRW) are listed on the New York Stock Exchange and on the Cincinnati Stock Exchange.  As of March 20, 2003, there were approximately 94,000 holders of record of the 218,952,904 outstanding common shares of the Company.  The high and low daily closing prices during each quarter for the last two fiscal years are listed below:

Quarter		1st	2nd	3rd	4th

2002	High	$10.55	$8.60	$3.43	$4.26
	Low	$5.55	$2.09	$1.80	$1.15

2001	High	$28.75	$26.95	$25.38	$16.92
	Low	$18.82	$16.38	$14.68	$7.79

Dividends

The Company discontinued dividend payments on its common shares effective after the second quarter 1999 dividend payment in August 1999.  The Company does not intend to pay dividends on its common shares in the foreseeable future.  Furthermore, the Company’s future ability to pay dividends is restricted by certain covenants and agreements pertaining to outstanding indebtedness.  The Company is required to pay dividends on its 6¾% preferred shares.  The Company converted to a cash pay option on its BCI’s 12½% preferred shares on November 16, 1999, and subsequently made its first cash payment on February 15, 2000.  Dividends on the 12½% preferred shares are accounted for in the caption “Minority interest expense (income)” in the Consolidated Statements of Operations and Comprehensive Income (Loss).  In 2002, BCI’s board of directors voted to defer the third and fourth quarter 2002 cash payment of the quarterly dividend on the 12½% preferred shares, in accordance with the terms of the security.  The Company continued to accrue the dividend in accordance with the terms of the security.  The status of future quarterly dividend payments on the 12½% preferred shares will be determined quarterly by the board of directors, but the Company does not expect to pay dividends in the foreseeable future.

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	36,486,755	$14.80	13,513,245

Equity compensation plans not
approved by security holders	—	$—	—
Total	36,486,755	$14.80	13,513,245

Item 6.  Selected Financial Data

The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this document.  The information contained in the table below has been recast to give effect to the sale of substantially all of the assets of Cincinnati Bell Directory and the assets of Cincinnati Bell Supply.  Refer to Note 14 of the Notes to Consolidated Financial Statements for a detailed discussion of the reporting of discontinued operations.

($ in millions, except per share amounts)	2002	2001	2000	1999	1998
Operating Data
Revenue	$2,155.9	$2,271.6	$1,973.7	$1,030.1	$791.6
Operating expenses, excluding restructuring and other charges (credits)	2,011.4	2,247.3	1,978.1	921.0	655.6
Restructuring, impairment and other charges (credits) (a)	2,238.0	245.4	(0.8)	10.9	(1.1)
Operating income (loss)	(2,093.5)	(221.1)	(3.6)	98.2	137.1
Interest expense (b)	164.2	168.1	163.6	61.6	24.1
Loss (gain) on investments (c)	10.7	(11.8)	356.3	—	—
Income (loss) from continuing operations before income taxes, extraordinary items and cumulative effect of change in accounting principle	(2,325.5)	(412.3)	(584.9)	25.4	83.3
Net income (loss)	$(4,222.3)	$(286.2)	$(377.1)	$31.4	$149.9

Earnings (loss) from continuing operations per common share (d)
Basic	$(11.18)	$(1.50)	$(1.95)	$0.06	$0.41
Diluted	$(11.18)	$(1.50)	$(1.95)	$0.05	$0.40

Dividends declared per common share	$—	$—	$—	$0.20	$0.40

Weighted average common shares outstanding (millions)
Basic	218.4	217.4	211.7	144.3	136.0
Diluted	218.4	217.4	211.7	150.7	138.2
Financial Position
Property, plant and equipment, net	$867.9	$3,059.3	$2,978.6	$2,510.9	$697.8
Total assets (e)	1,467.6	6,312.0	6,477.6	6,505.4	1,041.8
Long-term debt (b)	2,354.7	2,702.0	2,507.0	2,136.0	366.8
Total debt (b)	2,558.4	2,852.0	2,521.0	2,145.2	553.0
Minority Interest (f)	443.9	435.7	433.8	434.0	—-
Redeemable preferred stock (g)	—	—-	—	228.6	—
Shareowners’ equity (deficit) (e)	(2,548.3)	1,678.4	2,021.5	2,132.8	142.1

Other Data
Cash flow provided by operating activities	$192.6	$259.5	$328.4	$314.3	$205.9
Capital expenditures	175.9	648.5	843.7	381.0	143.4

(a) See Note 1, 2, and 3 of Notes to Consolidated Financial Statements.

(b) See Note 5 of Notes to Consolidated Financial Statements.

(c) See Note 4 of Notes to Consolidated Financial Statements.

(d) See Note 10 of Notes to Consolidated Financial Statements.
(e) See Note 1 and 2 of Notes to Consolidated Financial Statements.

(f) See Note 8 of Notes to Consolidated Financial Statements.

(g) See Note 9 of Notes to Consolidated Financial Statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” which follows should be read in conjunction with the “Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement”, “Risk Factors,” Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

Broadwing Inc. and its majority-owned subsidiaries over which it exercises control (“the Company”), is a full-service local and national provider of data and voice communications services, and a regional provider of wireless communications services.  The Company provides services on a national level by combining its national optical network and Internet backbone and its local network with a well-regarded brand name and reputation for service.  The Company operates in four business segments: Broadband, Local, Wireless and Other.  A further discussion of these segments and their operating results is discussed in Item 1, “Business”, and in the individual segment discussions which begin on page 35 of this Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.  The Company continually evaluates its estimates, including but not limited to those related to revenue recognition, bad debts, investments, intangible assets, income taxes, fixed assets, access line costs, restructuring, reciprocal compensation, pensions, other postretirement benefits, contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies impact its more significant judgments and estimates used in the preparation of its consolidated financial statements.  For a more detailed discussion of the application of these and other accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements.

Revenue Recognition – The Company recognizes revenue as services are provided.  Local service revenue is billed monthly, in advance, with revenue being recognized when earned.  Both switched voice and data and Internet product revenue are billed monthly in arrears, while the revenue is recognized as the services are provided.  While customers are billed in advance for month-to-month broadband transport services, revenue is recognized as the services are provided.  Revenue from product sales is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance.  Indefeasible right-of-use agreements, or IRUs, represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash.  The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance.  In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated.

For long-term construction contracts, the Company recognizes revenue and the associated cost of that revenue using the percentage of completion method of accounting.  This method of accounting relies on estimates of total expected contract revenue and costs.  The method is used as the Company can make reasonably dependable estimates of revenue and costs applicable to various stages of a contract.  As the financial reporting of these contracts depends on estimates that are continually assessed throughout the terms of the contracts, revenue recognized is subject to revision as the contract nears completion.  Revisions in estimates are reflected in the period in which the facts that give rise to the revision become known.  Revisions have the potential to impact both revenue and cost of services and products.  Construction projects are considered substantially complete upon customer acceptance.

Pricing of local services is generally subject to oversight by both state and federal regulatory commissions.  Such regulation also covers services, competition and other public policy issues.  Different interpretations by regulatory bodies may result in adjustments to revenue in future periods.  The Company monitors these proceedings closely and adjusts revenue accordingly.

Since its merger with IXC Communications Inc. (“IXC”) in November 1999 (“the Merger”), the Company has not entered into any significant fair value fiber exchange agreements.  For certain preacquisition fiber exchange agreements with other carriers, the Company recognizes the fair value of revenue earned and the related expense in offsetting amounts over the life of the agreement.  In no instances has the Company recognized revenue upon consummation of any such fiber exchange agreements or capitalized any expenses associated therewith.

Deferred Tax Asset - As of December 31, 2002, the Company had approximately $822 million of federal operating loss tax carryforwards with a related tax benefit of $288 million.  In addition, the Company had approximately $139 million in deferred tax assets related to state and local operating loss tax carrryforwards.  The Company evaluates all positive and negative evidence available in determining whether there is reasonable assurance that its deferred tax assets will be realized.  In performing this evaluation, the Company considers future taxable income projections, expirations of loss carry forwards and ongoing prudent and feasible tax planning strategies.  Based on this evaluation as of December 31, 2002, which included the uncertainty regarding the future operations of the Company’s Broadband segment, the Company determined that realization of certain deferred tax assets (including federal and state operating loss carryforwards) was not considered to be more likely than not, and therefore provided a valuation allowance, which amounted to $1,189 million as of December 31, 2002.  The valuation allowance was recorded as a component of income tax expense in the fourth quarter of 2002.  The Company is pursuing several alternatives and the resolution of uncertainties related to BCI that may result in the realization of these reserved tax assets.

Allowances for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company determines the estimate of the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of customers, and historical experience.  If the financial condition of the Company’s customers were to deteriorate or other circumstances occur that result in an impairment of customers’ ability to make payments, additional allowances may be required.

Depreciation – The Company uses the straight line method to depreciate its property, plant, and equipment.  Due to rapid changes in technology, significant judgment is required in determining the estimated useful life of telecommunications plant and equipment.

Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with purchase business combinations, primarily the merger with IXC, in November 1999.  Indefinite-lived intangible assets consist primarily of FCC licenses of the Wireless segment.  Upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” ("SFAS 142") on January 1, 2002, the Company recorded a goodwill impairment charge of $2,008.7 million, net of tax, and ceased amortization of remaining goodwill and indefinite-lived intangible assets as discussed in Note 2.

Pursuant to SFAS 142, goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired.  For goodwill, a two-step impairment test is performed.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying value of a reporting unit exceeds its fair value, then the second step of the impairment test is performed to measure the amount of impairment loss.  The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The implied fair value is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination.  The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the reporting unit goodwill is in excess of the implied fair value of that goodwill, then an impairment loss is recognized equal to that excess.  For indefinite-lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible asset with its carry value.  If the carrying value of an indefinite-lived asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

In 2001 and 2000, goodwill was amortized on a straight-line basis over estimated useful lives of 30 to 40 years, with the vast majority being amortized over 30 years.  Indefinite lived intangible assets were amortized on a straight-line basis over estimated useful lives of 2 to 40 years.

Impairment of Long-lived Assets, Other than Goodwill and Indefinite lived Intangibles - As of December 31, 2002, the Company had fixed assets with a net carrying value of $868 million.  The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite lived assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount.  An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value.

During the fourth quarter of 2002, the Company performed an impairment assessment of its Broadband segment long-lived assets.  This assessment considered all of the contemplated strategic alternatives for the Broadband segment, including a potential sale of assets, using a probability-weighted approach.  Based on this assessment, it was determined that the long-lived assets of the Company’s Broadband segment unit were impaired and, accordingly, the Company recorded a $2.2 billion non-cash impairment charge to reduce the carrying value of these assets.  Of the total charge, $1,902 million related to tangible fixed assets and $298 million related to finite-lived intangible assets.

Pension and Postretirement Benefits – The Company calculates net periodic pension and postretirement expenses and liabilities on an actuarial basis under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”).  The actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability related to these plans.  Key actuarial assumptions are presented in Note 12 of the Notes to Consolidated Financial Statements.

The most significant of these numerous assumptions, which are reviewed annually, include the discount rate, expected long-term rate of return on plan assets and health care cost trend rates.  The discount rate is selected based on current market interest rates on high-quality, fixed-rate debt instruments at December 31 of each year.  The health care cost trend rate is based on actual claims experience and future projections of medical cost trends.  The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact both costs of services and products and selling, general and administrative expenses.

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the participant’s benefit horizons; the mix of investments held directly by the plans, which is generally 60% equities and 40% bonds; and the current view of expected future returns, which is influenced by historical averages.  The assumed long-term rate of return on plan assets and the market-related value of plan assets are used to calculate the expected return on plan assets.  The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year.  Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees.  For the market-related value of plan assets, the Company uses a calculated value that recognizes changes in asset fair values in a systematic and rational manner.  A five-year-moving-average value is used for equities and high-yield bonds due to the volatility of these types of investments and fair value is used for low-yield bonds.  Differences between actual and expected returns are recognized in the market related value of plan assets over five years.

The Company recognized pretax income of $8 million, $7 million and $10 million in 2002, 2001 and 2000, respectively, related to its pension plans.  In addition, the Company recognized pretax expense of $13 million, $11 million and $10 million in 2002, 2001 and 2000, respectively, related to its postretirement health and life benefits.  The Company’s cash flows from operations included uses of cash of $12 million, $11 million and $12 million related to its pension and postretirement plans in 2002, 2001 and 2000, respectively.

Changes in actual asset return experience and discount rate assumptions can impact the Company’s stockholders’ equity.  Actual asset return experience results in an increase or decrease in the asset base and this effect in conjunction with a decrease in the pension discount rate may result in a plan’s assets being less than a plan’s accumulated benefit obligation (“ABO”).  The ABO is the present value of benefits earned to date and is based on past compensation levels.  The Company is required to show in its consolidated balance sheet a net liability that is at least equal to the ABO less the market value of plan assets.  This liability is referred to as an additional minimum pension liability (“AML”).  An AML, which is recorded and updated on December 31 each year, is reflected as a long-term pension liability with the offset in accumulated other comprehensive income (loss) in the equity section of the consolidated balance sheet (on a net of tax basis) and/or as an intangible asset to the degree a company has unrecognized prior service costs.

The key assumptions used in developing the 2002 pension and postretirement plan expense were the discount rate of 7.25% and expected long-term rate of return on plan asset of 8.25%.  Holding all other assumptions constant, a decrease in the discount rate of 25 basis points or a decline in assets of 1% or some combination thereof, would have caused an AML equity charge of approximately $34 million, net of tax.  A decrease in the discount rate or asset value in 2003 could have a similar impact.  For 2003 pension and postretirement expense, the Company will use a discount rate of 6.50% and a long-term rate of return on plan assets of 8.25%.

During 2002, the value of the assets held in the Company’s pension and postretirement trusts decreased approximately 22% as general equity market conditions deteriorated and benefit payments continued.  The asset decline is expected to increase the Company’s 2003 non-cash operating expenses by approximately $20 million.  The Company does not expect to make cash funding contributions to the pension trust in 2003, but anticipates a cash contribution of approximately $8 million in 2004.

Restructuring – During 2002 and 2001, the Company recorded restructuring charges representing direct costs of exiting certain product lines, including certain contractual lease commitments, and involuntary employee terminations. These charges were recorded in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and represent the Company’s best estimate of undiscounted liabilities at the date the charges were taken.  Adjustments for changes in assumptions are recorded in the period such changes become known.

Changes in assumptions, especially as they relate to contractual lease commitments, could have a material effect on the restructuring liabilities and consolidated results of operations.

Results of Operations

During the first quarter of 2002, the Company sold substantially all of the assets of its Cincinnati Bell Directory (“CBD”) subsidiary, which was previously reported in the Other segment.  Prior year revenue, costs and expenses, assets and liabilities, and cash flows have been recast to reflect the disposition of CBD as a discontinued operation.  In 2001 and 2000, the treatment of CBD as a discontinued operation reduced previously reported consolidated revenue by $79 million and $90 million, respectively, and reduced consolidated operating income by $46 million and $42 million, respectively.  See a detailed discussion of the sale of CBD and its treatment as a discontinued operation in Note 14 of the Notes to Consolidated Financial Statements.

Also during the first quarter of 2002, the Company completed the realignment of its business segments as described in Note 16 of the Notes to Consolidated Financial Statements.  The Company’s web hosting operations provided by ZoomTown, previously reported in the Other segment, were assumed by and are reported in the Broadband segment.  The Company’s DSL and dial-up Internet operations provided by ZoomTown, also previously reported in the Other segment, were merged into CBT and are reported in the Local segment.  Prior year amounts for the Broadband, Local, and Other segments have been recast to conform to the current presentation and to reflect the transfer of these operations.

Consolidated Overview

A tabular presentation of the financial results for 2002, 2001 and 2000 that are referred to in this discussion can be found in the Consolidated Statements of Operations and Comprehensive Income (Loss) on page 62 of this Report on Form 10-K.

2002 Compared to 2001

Revenue

Consolidated revenue totaled $2,156 million in 2002, which was $116 million, or 5%, less than 2001.  Broadband segment revenue decreased $130 million, or 11%, to $1,068 million in 2002 compared to 2001.   Approximately $86 million of the decrease was attributable to network construction, as the Company decided to exit that business as part of the November 2001 restructuring plan discussed in Note 3 of the Consolidated Financial Statements.  The decline of switched voice services contributed much of the remaining decrease, as rates and volume fell due to intense competition.  The decreases were partially offset by non-recurring, non-cash revenue of $59 million resulting from the termination of two IRU contracts in conjunction with two customers’ bankruptcies and a reduction in uncollectible revenue due to tighter credit and collection policies.  Excluding the non-recurring, non-cash IRU revenue, Broadband segment revenue decreased 12% in the fourth quarter of 2002 compared to the third quarter of 2002.  The Company expects the revenue deterioration to continue as carrier customers groom their networks to attempt to synchronize their supply with the demand in the marketplace.

Local revenue increased $17 million, or 2%, to $849 million during 2002.  Revenue growth was attributable to high-speed data and Internet services such as DSL, value-added services such as custom calling features, and the sale of broadband products on the Broadwing Communications (“BCI”) network.  The growth was partially offset by a decrease in residential and business revenue as access lines decreased in 2002 compared to 2001, and a $9 million increase in uncollectible revenue due to large carrier customer bankruptcies.

Wireless revenue grew $12 million, or 5%, to $260 million in 2002.  The revenue growth was the result of higher postpaid service revenue from a larger average subscriber base.  This increase was offset partially by a decrease in handset revenue and a decrease in prepaid revenue driven by declining usage.

Other segment revenue increased $2 million, or 2%, to $80 million in 2002 compared to 2001.  Cincinnati Bell Any Distance (“CBAD”) produced revenue growth of 8% based on the growth of its “Any Distance” long distance service offering.  Revenue from Public declined 9% versus 2001, as payphone usage continued to decline with further penetration of wireless communications and an increase in uncollectible revenue due to a large carrier customer bankruptcy.

Intercompany eliminations increased $17 million, or 20%, to $101 million in 2002 compared to 2001 as revenue from the sale of broadband products in the Greater Cincinnati, Ohio area continued to increase.  For segment reporting purposes, the Local segment reports revenue for services provided by the Broadband segment in the Greater Cincinnati area.  The Local segment records a corresponding cost of service related to such broadband  revenue equal to 80% of the revenue.  The Broadband segment records revenue equal to the cost recorded in the Local segment.  The revenue recorded by the Broadband segment is eliminated in consolidation.

Costs and Expenses

Cost of services and products totaled $1,028 million in 2002 compared to $1,131 in the prior year, a decrease of $103 million or 9%.  Costs of services and products of the Broadband segment decreased nearly $105 million due the exit of network construction and a decrease in switched voice services usage consistent with the decline in revenue.  The decreases were offset partially by a non-recurring charge of $13 million for costs associated with the termination of an uncompleted network construction contract and an increase in IT consulting costs related to increased equipment revenue.  The termination of the uncompleted network construction project is discussed in further detail in Note 20 of the Notes to Consolidated Financial Statements.  Local segment costs increased $8 million in 2002 compared to 2001, as the cost of national broadband products increased along with revenue, but was partially offset by efficiencies gained through the merger of the DSL and dial-up Internet operations of ZoomTown with CBT.  The remainder of the increase in cost of services and products over 2001 was incurred by the Other segment, which experienced higher costs associated with increased minutes of use from CBAD.

Selling, general and administrative (“SG&A”) expenses of $487 million in 2002 decreased $75 million, or 13%, compared to 2001.  The Broadband segment’s SG&A decreased nearly $29 million, primarily due to lower employee headcount resulting from the November 2001 restructuring (discussed in Note 3 of the Consolidated Financial Statements) and a decrease in marketing expenses, partially offset by an increase in bad debt expense due to continued industry deterioration.  SG&A in the Wireless segment decreased $26 million in 2002 compared to 2001, primarily due to a reduction in promotional spending related to handset subsidies as postpaid gross subscriber additions were 37% below 2001.  The remaining decrease was the result of cost reductions from the November 2001 restructuring and a decrease in customer acquisition costs in the Other segment.

Depreciation expense increased by 7%, or $30 million, to $471 million in 2002 compared to $441 million in 2001.  The increase was primarily driven by the Broadband segment and reflects the completion of the build out of its national optical network and placement of those assets into service.  The Local and Wireless segments generated the remainder of the increase as they continued to maintain and enhance their networks.  In the fourth quarter of 2002, the Company recorded a non-cash asset impairment charge of $2.2 billion related to the Broadband unit’s tangible and intangible assets (refer to Note 1 of the Notes to the Consolidated Financial

Statements) and intends to classify the Broadband assets as held for sale as of March 1, 2003.  As such, the Company expects depreciation expense to decrease by approximately $290 million in 2003.  Additionally, due to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) in 2003 (refer to Note 1 of the Notes to the Consolidated Financial Statements), the Company expects depreciation expense to decrease by approximately $6 million in 2003 compared to 2002 at CBT.

Amortization expense of $25 million in 2002 relates to intangible assets acquired in connection with various acquisitions.  Amortization expense in 2002 decreased by $88 million compared to 2001 due to the Company ceasing amortization of goodwill upon the adoption of SFAS 142 on January 1, 2002.  An adjusted presentation of amortization expense and the impact on net income is provided in Note 2 of the Notes to Consolidated Financial Statements.  Additionally, the Company wrote-down approximately $298 million of intangible assets in 2002 in association with the $2.2 billion non-cash asset impairment charge recorded at the Broadband segment discussed in Note 1 of the Notes to the Consolidated Financial Statements.  As such, the Company expects amortization expense in 2003 of less than $1 million.

In October 2002, the Company initiated a restructuring of BCI that is intended to reduce annual expenses by approximately $200 million compared to 2002 and enable the Broadband segment to become cash flow positive.  The plan includes initiatives to reduce the workforce by approximately 500 positions; reduce line costs by approximately 25% through network grooming, optimization, and rate negotiations; and exit the wholesale international voice business.  In addition, CBT initiated a restructuring to realign sales and marketing to better focus on enterprise customers.  The plan includes initiatives to reduce the workforce by approximately 38 positions.  The Company recorded a cash restructuring charge of approximately $15 million during the fourth quarter of 2002.  The Company expects to complete the plan by June 30, 2003.

In September 2002, the Company recorded restructuring charges of $10 million.  The restructuring charges consisted of $5 million related to employee separation benefits and $5 million related to contractual terminations associated with the Company’s exit of a product line.  The restructuring costs include the cost of employee separation benefits, including severance, medical and other benefits, related to three employees, including the former CEO, of the Company.  As of December 31, 2002, the restructuring has been completed and closed.   Total cash expenditures in connection with the restructuring during 2002 amounted to $9 million.

In 2002, the restructuring activities for the November 2001 Restructuring Plan were completed, except for certain lease obligations, which are expected to continue through December 31, 2005.  An additional $17 million in restructuring costs were incurred in the first quarter of 2002 relating to costs for employee termination benefits and termination of a contractual commitment with a vendor, which were actions contemplated in the original plan for which an amount could not be reasonably estimated in 2001.  Additionally, during fourth quarter of 2002,  $1 million of previously recorded restructuring charges were reversed due to a change in estimate related to the termination of contractual obligations.  Refer to Note 3 of the Notes to Consolidated Financial Statements for a detailed discussion of the November 2001 Restructuring Plan.

In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati-based subsidiaries, including CBT, CBAD, Cincinnati Bell Wireless LLC (“CBW”) and Cincinnati Bell Public Communications (“Public”) in order to create one centralized “Cincinnati Bell” presence for its customers.  Total restructuring costs of $9 million were recorded in the first quarter of 2001.  During the third quarter of 2002, the Company reversed $2 million of restructuring expense previously recorded due to an expected lease termination that did not occur.  This restructuring plan resulted in cash outlays of $6 million and non-cash items of $1 million.  As of December 31, 2002, the restructuring was completed and closed.

In the third quarter of 2002, the restructuring activities for the 1999 Restructuring Plan were completed.  Refer to Note 3 of the Notes to Consolidated Financial Statements for a detailed discussion on the 1999 Restructuring Plan.  The remaining reserve balance of $0.5 million related to facility closure costs was reversed in the third quarter of 2002, as it was not required.

Based on certain indicators, including a potential asset sale, the Company performed an impairment analysis of the assets of its Broadband segment in the fourth quarter of 2002.  The Company’s impairment analysis indicated that the carrying value of the assets was not recoverable.  Accordingly, the Company wrote down the assets to estimated fair market value, resulting in a non-cash impairment charge of $2.2 billion.  Refer to Note 1 of the Notes to Consolidated Financial Statements.

Operating loss increased by $1,873 million to $2,094 million in 2002 compared to $221 million in 2001.  The increase in the loss was due to the asset impairment charge of approximately $2.2 billion related to the Broadband segment.  Excluding the asset impairment charge of $2.2 billion in 2002 and $152 million in 2001, operating income increased to $107 million from an operating loss of $69 million recorded in 2001.  The increase was primarily due to a reduction in amortization expense related to the adoption of SFAS 142, a reduction in restructuring expenses, a reduction in SG&A expenses at the Broadband and Wireless segments, offset by an increase in depreciation expense.

Minority interest expense includes the accrual of dividends and accretion on the 12½% preferred stock of BCI and the 19.9% minority interest of AT&T Wireless Services Inc. (“AWS”) in the net income of the Company’s CBW subsidiary.  Because AWS’s minority interest in the net income of CBW is recorded as an expense, the improved profitability of CBW drove an increase in minority interest expense from $51 million in 2001 to $58 million in 2002.  Although the Company announced the deferral of the August 15th and November 15th cash dividend payments on the 12½% preferred stock of BCI, the Company continues to accrue the dividends in accordance with the terms of the security.  A detailed discussion of minority interest is provided in Note 8 of the Notes to Consolidated Financial Statements.

Interest expense and other financing costs of $164 million in 2002 decreased $4 million, or 2%, compared to $168 million recorded in 2001.  The decrease was the result of lower interest rates, as the London Interbank Offering Rate (“LIBOR”) decrease more than offset increases due to credit downgrades.  In addition, lower outstanding debt, substantially as a result of a pay down using the proceeds received from the sale of CBD, contributed to the decrease in interest expense.  These decreases were partially offset by a reduction in the amount of interest capitalized due to the completion of the optical network and an increase in other financing costs related to several amendments to the credit facility consummated during 2002.  As a result of amendments to the Company’s credit facility, the supplemental indenture to 6¾% Notes and the Mezzanine Financing, all completed in March 2003, and the exchange of the BCI 12.5% preferred stock and BCI 9% senior subordinated notes for common stock of the Company expected to be completed in 2003, the Company expects a slight increase in interest expense in 2003 compared to 2002.  A detailed discussion of interest expense and indebtedness is presented in Note 5 of the Notes to Consolidated Financial Statements.

The Company recorded an $11 million non-cash write down on investments during the year, reflecting a $23 million decrease compared to a $12 million net gain on investments in 2001.  The non-cash net loss recorded in 2002 was due to an other than temporary decline in value of one of the Company’s cost-based investments.  The net gain in 2001 was comprised of a $17 million gain from the sale of the Company’s investment in PSINet, a $24 million gain from the Company’s investment in Corvis, and a $3 million mark-to-market adjustment of Anthem Inc. shares.  These gains were offset by $26 million in impairment write-downs of the Company’s cost-based investments and $6 million of mark-to-market adjustments and losses on the sale of Applied Theory shares.  Refer to Note 4 of the Notes to Consolidated Financial Statements for a detailed discussion of investments.

Other income of less than $1 million in 2002 decreased $20 million compared to 2001.  Other income in 2001 was primarily due to the receipt of $20 million of common shares of Anthem Inc. as the result of Anthem’s demutualization.

The Company had income tax expense of $106 million in 2002 compared to the ($97) million benefit recorded in 2001, due substantially to the establishment of a valuation allowance of $1,093 million against certain federal and state deferred tax assets (including net operating loss carryforwards), offset partially by the tax effect of the $2.2 billion asset impairment.  The effective rate of negative (4.6%) in 2002 was 28 points lower than the effective rate of 23.4% in the same period of 2001.  The decrease in the rate was due to the net effect of the cessation of amortization of goodwill in 2002 and the establishment of a valuation allowance against certain federal and state deferred tax assets.  Refer to Note 11 of the Notes to Consolidated Financial Statements.

Income from discontinued operations reflects the net income of CBD in 2002 and 2001.  Substantially all of the assets of this business were sold on March 8, 2002 for $345 million cash and a 2.5% equity interest in the newly formed company.  Income from discontinued operations totaled $218 million in 2002 compared to $30 million in 2001, as the net gain from the sale of substantially all of the assets of CBD of $212 million was recorded in 2002.  A detailed discussion of discontinued operations is provided in Note 14 of the Notes to Consolidated Financial Statements.

Effective January 1, 2002, the Company recorded a $2,009 million expense as a cumulative effect of a change in accounting principle, net of taxes, related to the adoption of SFAS 142.  The write down of goodwill, finalized in the second quarter of 2002, was related to the fair value of goodwill associated with the Broadband business acquired in 1999.  Refer to Note 2 of the Notes to Consolidated Financial Statements for a detailed discussion of the adoption of SFAS 142.

The Company reported a net loss of $4,222 million in 2002 compared to a net loss of $286 million in 2001.  The loss per share of $19.38 in 2002 was $18.02 larger than the loss per share of $1.36 in 2001.  The 2002 period included a loss per share of $9.20 related to the cumulative effect of a change in accounting principle, net of taxes, for the adoption of SFAS 142.  The 2002 and 2001 periods included income from discontinued operations per share of $1.00 and $0.14, respectively.  Excluding discontinued operations and the cumulative effect of a change in accounting principle, the Company reported a loss per share from continuing operations of $11.18 in 2002 compared to a loss per share from continuing operations of $1.50 for 2001.

The $9.68 increase in loss per share from continuing operations was due to the increase in asset impairment charges, which contributed $6.10 per share, an increase in the deferred tax asset valuation allowance, which contributed $4.84 per share and higher depreciation expense of $0.09 per share.  These increases in loss per share from continuing operations were partially offset by the cessation of goodwill amortization resulting from the adoption of SFAS 142, which contributed $0.40 per share; and the decrease in restructuring, which contributed $0.17 per share.

2001 Compared to 2000

Revenue

Consolidated revenue totaled $2,272 million in 2001, which was $298 million, or 15%, greater than 2000.  Data, wireless and Internet services generated the majority of revenue growth, with the Broadband and Wireless segments producing 65% and 23%, respectively, of the revenue growth in 2001.

Broadband segment revenue of $1,198 million during 2001 was $193 million, or 19%, greater than 2000.  Nearly 40% of the 2001 revenue growth in the Broadband segment came from IT consulting while an additional 38% was generated by the broadband transport line of business.  These increases more than offset a decline in switched voice services.  Despite 19% revenue growth over 2000, results during the last two quarters of 2001 indicated a slowing of momentum, as revenue declined sequentially in both the third and fourth quarters.

The Local segment produced revenue totaling $832 million in 2001, a 5%, or $40 million, increase over 2000.  High-speed data and Internet services, value-added services such as custom calling features, equipment sales and related installation and maintenance and the sale of broadband products contributed nearly all of the revenue growth.  The Wireless segment produced revenue of $248 million in 2001, representing growth of $68 million, or 38% over 2000.  These increases resulted primarily from a larger subscriber base.  Other segment revenue grew $18 million during 2001 compared to 2000, which was primarily the result of continued success of CBAD’s “Any Distance” long distance offering.

Costs and Expenses

Cost of services and products of $1,131 million in 2001 represented an increase of $192 million, or 20%, over 2000.  The Broadband segment incurred $160 million of the increase, resulting from higher access charges and transmission leases as the customer base grew, higher information technology hardware and consulting expenses and higher network construction costs.  The Local segment also incurred $20 million in cost increases over 2000, primarily due to cost of materials for equipment sales, sale of national broadband products and customer care expenses related to high-speed Internet access service, all of which were driven by the increase in revenue in the segment.  The remainder of the increase over 2000 was incurred by the Wireless and Other segments, each of which experienced higher costs associated with increased subscribership at the Company’s CBW and CBAD subsidiaries.

Selling, general and administrative (“SG&A”) expenses of $562 million in 2001 decreased $18 million, or 3%, in comparison to 2000.  The decrease was primarily due to a decline in amounts spent by the Broadband, Local and Other segments for advertising in 2000 not repeated in 2001.

Depreciation expense increased by 27%, or $95 million, during 2001 compared to 2000.  The increase was primarily driven by the Broadband segment and reflects the build out of its national optical network.  The remainder of the increase was incurred by the Local and Wireless segments as they continued to enhance their networks.  Amortization expense of $114 million in 2001 relates to purchased goodwill and other intangible assets and was virtually unchanged in comparison to 2000.

In November 2001, the Company approved restructuring plans which included initiatives to consolidate data centers, reduce the expense structure, exit the network construction business, eliminate other nonstrategic operations and merge certain dial-up Internet and DSL operations into other operations. Total restructuring and other costs of $232 million were recorded in 2001 related to these initiatives.  The $232 million consisted of restructuring liabilities of $84 million and related non-cash asset impairments of $148 million.  The restructuring-related liabilities of $84 million were comprised of $21 million related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for 902 employees and $63 million related to lease and other contractual terminations.  In total, the Company expects this restructuring plan to result in cash outlays of $79 million and non-cash items of $153 million.  Through December 31, 2001, the Company utilized $10 million of the $84 million reserve, of which approximately $7 million was cash expended.  The Company expects to realize approximately $88 million in annual capital expenditure and expense savings from this restructuring plan relative to expenses and capital expenditures incurred in 2001.  Refer to Note 3 of the Notes to Consolidated Financial Statements for a detailed discussion of restructuring and asset impairments.

In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati-based subsidiaries, including CBT, CBAD, CBW and Public in order to create one centralized “Cincinnati Bell” presence for its customers.  Total restructuring costs of $9 million were recorded in the first quarter pertaining to the February 2001 restructuring plan and consisted of $2 million related to lease terminations and $7 million related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for 114 employees.  Through December 31, 2001, approximately $7 million of the expenses had been incurred, of which approximately $6 million was cash expended.  The Company expects to realize approximately $7 million in annual savings from this restructuring plan relative to expenses incurred in 2000.

Primarily as a result of the November 2001 restructuring charge and higher depreciation in the Broadband segment, operating income declined by $210 million during 2001.  The decrease was partially offset by improvements in the Local and Wireless segments and in the Company’s CBAD subsidiary.

Minority interest expense includes dividends and accretion on the 12½% preferred stock of BCI and the 19.9% minority interest of AWS in the net income of the Company’s Cincinnati Bell Wireless LLC venture. As a result of the improved profitability of the wireless venture, minority interest expense grew to $51 million in 2001 from $44 million in 2000, representing an increase of 16%.  Refer to Note 8 of the Notes to Consolidated Financial Statements for a detailed discussion of minority interest.

The Company recorded a $4 million equity-share loss on its Applied Theory investment during 2001 versus $16 million in 2000.  The decline in the losses is due to the Company’s discontinued use of equity method of accounting during the second quarter of 2001 because its ownership percentage in Applied Theory had dropped below 20% and it no longer held a seat on Applied Theory’s board of directors.  As a result, the Company no longer had significant influence over the operations of Applied Theory.  As of December 31, 2001, the Company no longer held an investment in Applied Theory.

Interest expense and other financing costs of $168 million in 2001 increased $5 million, or 3%, compared to 2000.  The increase was the net effect of a $22 million increase due to higher debt levels and a $17 million decrease due to lower interest rates.  Refer to Note 5 of the Notes to Consolidated Financial Statements for a detailed discussion of interest expense and indebtedness.

The Company realized a $12 million net gain on investments during 2001, reflecting a $368 million improvement from a loss of $356 million in 2000.  The net gain in 2001 was comprised of a $17 million gain from the sale of the Company’s investment in PSINet, a $24 million gain from the Company’s investment in Corvis, and a $3 million mark-to-market adjustment of Anthem Inc. shares.  These gains were offset by $26 million in impairment write-downs of the Company’s cost-based investments and $6 million of mark-to-market adjustments and losses on the sale of Applied Theory shares.  In 2000 the Company incurred a $356 million loss on investments as the result of $405 million in realized losses on the PSINet, Applied Theory and ZeroPlus.com investments, offset by $49 million in realized gains on the sale of the Company’s investment in PurchasePro.com.  Refer to Note 4 of the Notes to Consolidated Financial Statements for a detailed discussion of investments.

Other income of $20 million in 2001 increased $18 million from the $2 million loss recognized in 2000, primarily due to the receipt of $20 million of common shares as the result of the demutualization of Anthem Inc.

The income tax benefit of $97 million in 2001 represented a decrease in benefit of $85 million compared to the 2000 benefit of $182 million.  This resulted primarily from a decrease in pretax losses of $173 million and from the establishment of a valuation allowance against certain state and local tax benefits due to uncertainty as to the ultimate realization of the benefits.

The Company reported a net loss of $286 million in 2001 compared to a loss of $377 million in 2000.  The loss per share of $1.36 was $0.46 less than the $1.82 loss in 2000.  However, 2001 included charges from the February and November restructuring initiatives, net gains on investments, income from discontinued operations and a non-recurring gain from the receipt of common shares related to the demutualization of Anthem.  Similarly, 2000 included non-recurring net losses on the disposition of minority investments and income from discontinued operations.  Excluding these non-recurring items, the Company reported a loss of $0.86 per share in 2001 versus a loss of $0.93 per share in 2000.  The basic and diluted loss per share from continuing operations of  $1.50 in 2001 was $0.45 lower than the loss per share of $1.95 in 2000 as significant investment losses in 2000 were only partially offset by an increase in restructuring charges in 2001.

Discussion of Operating Segment Results

The financial information presented has been recast to reflect the sale of substantially all of the assets of CBD and the inclusion of the results of ZoomTown’s web hosting business with the Broadband segment and the DSL and dial-up Internet operations with the Local segment.  Refer to Note 3 and Note 14 of the Notes to Consolidated Financial Statements for detailed presentation of these items.

For segment reporting purposes, the Local segment reports revenue for services provided by the Broadband segment in the Greater Cincinnati area.  The Local segment records a corresponding cost of service related to such broadband revenue equal to 80% of the revenue.  The Broadband segment records revenue equal to the cost recorded in the Local segment.   The cost recorded by the Local segment and revenue recorded by the Broadband segment are eliminated in consolidation.

Broadband

The Broadband segment provides nationwide data and voice communications services through the Company’s BCI subsidiary.  On February 22, 2003, certain of the Company’s subsidiaries entered into a definitive agreement to sell substantially all of the operating assets of the Broadband unit, excluding Broadwing Technology Solutions (discussed in Note 21of the Notes to Consolidated Financial Statements).

Revenue for the Broadband segment is generated by broadband transport (which includes revenue from IRU’s), switched voice services, data and Internet services (including web hosting), information technology consulting and network construction and other services.  These services are generally provided over the Company’s national optical network, which comprised approximately 18,700 route miles of fiber-optic transmission facilities.  On January 1, 2002, as part of the Company’s November 2001 restructuring plan (refer to Note 3 of the Notes to Consolidated Financial Statements), ZoomTown’s web hosting activities were merged into Broadwing Communications and are reflected in the data and Internet product line of the Broadband segment in all periods presented.  The Company recorded a non-cash impairment charge of approximately $2.2 billion in the fourth quarter of 2002 to write down the Broadband unit's tangible and intangible assets to estimated fair market value in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

($ in millions)	2002	2001	2002 vs. 2001	2002 vs. 2001		2000	2001 vs. 2000	2001 vs. 2000

Revenue
Broadband transport	$461.6	$466.5	$(4.9)	(1%	)	$393.2	$73.3	19%
Switched voice services	328.6	380.5	(51.9)	(14%	)	408.6	(28.1)	(7%	)
Data and Internet	132.9	121.9	11.0	9%		69.7	52.2	75%
IT consulting	143.7	141.3	2.4	2%		65.8	75.5	115%
Network construction and other services	1.3	87.4	(86.1)	(99%	)	67.3	20.1	30%
Total revenue	1,068.1	1,197.6	(129.5)	(11%	)	1,004.6	193.0	19%

Costs and Expenses:
Cost of services and products	655.6	760.1	(104.5)	(14%	)	599.8	160.3	27%
Selling, general and administrative	301.0	329.6	(28.6)	(9%	)	323.5	6.1	2%
Depreciation	291.1	273.4	17.7	6%		197.1	76.3	39%
Amortization	24.8	110.7	(85.9)	(78%	)	109.8	0.9	1%
Restructuring	32.6	73.9	(41.3)	(56%	)	—	73.9	100%
Asset Impairments and other	2,200.6	152.0	2,048.6	n/m		—	152.0	100%
Total costs and expenses	3,505.7	1,699.7	1,806.0	106%		1,230.2	469.5	38%

Operating loss	$(2,437.6)	$(502.1)	$(1,935.5)	n/m		$(225.6)	(276.5)	123%
Operating margin	(228.2)%	(41.9)%		n/m		(22.5)%		(19	)pts

2002 Compared to 2001

Revenue

Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits.  Revenue from the broadband transport category is mainly generated by private line monthly recurring revenue.  However, approximately 44%, 29% and 14% of broadband transport revenue in 2002, 2001 and 2000, respectively, was provided by IRU agreements.

Broadband transport revenue decreased $5 million in 2002, or 1%, to $462 million compared to 2001.  The decrease was due to lower dedicated optical and digital circuit revenue as demand from both established and emerging carriers continued to decline.  This decrease was substantially offset by $59 million in non-recurring, non-cash revenue from the termination of IRU contracts with two of the Company’s customers who filed for Chapter 11 bankruptcy protection.  The Company expects the revenue deterioration to continue as carriers groom their networks in an attempt to synchronize their supply with the demand in the marketplace.  Broadband products sold in the Local segment’s franchise area contributed revenue to the Broadband segment of $28 million in 2002 and $12 million in 2001.  The Company’s largest IRU contract, which contributed $104 million to broadband transport revenue and Broadband segment operating income in 2002, will expire in May 2003 and contribute $43 million in revenue and operating income in 2003.

Switched voice services revenue decreased 14% in 2002 compared to 2001, from $381 million to $329 million.   The decrease in revenue was the result of the Company’s continued focus on higher margin business and declining rates and volume due to intense competition, partially offset by a reduction in uncollectible revenue due to tightened credit policies.  CBAD resells voice long distance in its local franchise area, which contributed switched voice revenue to the Broadband segment of $43 million in 2002 and $41 million in 2001.  The Company initiated a restructuring plan in the fourth quarter of 2002, which included exiting the international switched wholesale voice business.  Based on this plan, the Company expects switched voice service revenue to decline going-forward.  The international switched wholesale voice business accounted for $75 million and $94 million of revenue during 2002 and 2001, respectively.

Data and Internet revenue increased $11 million, or 9%, over 2001 on the strength of demand for dedicated IP and ATM/frame relay services.  These increases were partially offset by a decrease in equipment sales, a decrease in revenue related to the exit of the bundled Internet access product (refer to Note 20 of the Notes to the Consolidated Financial Statements), and a decrease in data collocation revenue, as the Company closed eight of its eleven data centers as part of its November 2001 restructuring.

IT consulting revenue grew $2 million, or 2%, during 2002 compared to 2001.  The growth was attributable to increased sales of hardware and consulting services.  Revenue from services and hardware sales comprised 21% and 79%, respectively, of total IT consulting revenue during both 2002 and 2001.

Network construction and other services revenue decreased $86 million, or 99%, during 2002 compared to 2001.  As further discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company’s November 2001 restructuring plan included plans to exit the network construction business upon completion of a large project.  The contract for that project is in dispute as discussed in Note 20 of the Notes to Consolidated Financial Statements.

Costs and Expenses

Cost of services and products primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs for IT consulting.  In 2002, cost of services and products amounted to $656 million, a 14% decrease compared to the $760 million incurred during 2001.  The decrease was driven primarily by lower switched voice services and network construction activity, and cost reductions implemented as part of the November 2001 restructuring plan.  The decreases were partially offset by an increase in local access charges associated with the Company’s continued penetration of enterprise customer accounts and a non-recurring charge of $13 million for costs associated with the termination of the Company’s uncompleted network construction contract currently under dispute.  Refer to Note 20 of the Notes to Consolidated Financial Statements for a detailed discussion of this contract.

SG&A expenses decreased 9% to $301 million in 2002 compared to 2001.  The decrease was due primarily to a decrease in employee costs, as headcount was approximately 660 lower at December 31, 2002 than at December 31, 2001, and lower marketing expenses.   These decreases were offset by a decrease in capitalized overhead costs associated with the completion of the Company’s national optical network.

Depreciation expense of $291 million increased $18 million, or 6% in 2002 compared to 2001 as a result of placing assets related to the optical network overbuild into service.  The Company recorded a non-cash impairment charge of $2.2 billion in the fourth quarter of 2002 related to the Broadband unit’s tangible and intangible assets (refer to Note 1 of the Notes to Consolidated Financial Statements) and intends to classify the Broadband assets as held for sale as of March 1, 2003.  As such, the Company expects depreciation expense to decrease by approximately $290 million in 2003.

Amortization expense, which in 2001 primarily related to the amortization of goodwill as a result of the Merger, decreased 78% to $25 million in 2002 from $111 million in 2001.  Upon adoption of SFAS 142 as required on January 1, 2002, the Company stopped amortizing goodwill.  In addition, the Company recorded an asset impairment charge as described in Note 1 of the Notes to Consolidated Financial Statements of approximately

$298 million related to intangible assets in the fourth quarter.  Therefore, the Company expects immaterial amortization expense in 2003 related to the Broadband segment.

During the first quarter of 2002, the Broadband segment recorded restructuring charges of $16 million resulting from employee separation benefits and costs to terminate contractual obligations, which were actions contemplated in the November 2001 restructuring plan for which an amount could not be reasonably estimated at that time.  During the fourth quarter of 2002, a $1 million reversal was made to the restructuring reserve due to a change in estimate related to the termination of contractual obligations.  In total, the Company expects the November 2001 restructuring plan to result in cash outlays of $88 million and non-cash items of $149 million.  The Company completed the plan as of December 31, 2002, except for certain lease obligations, which are expected to continue through December 31, 2005.  Refer to Note 3 of the Notes to Consolidated Financial Statements.

During the third quarter of 2002, the Broadband segment recorded restructuring charges of $5 million.  The restructuring charges related to contractual terminations associated with the Company’s exit of a product line. Refer to Note 20 of the Notes to Consolidated Financial Statements.

In October 2002, the Company initiated a restructuring of BCI that is intended to reduce annual expenses by approximately $200 million compared to 2002 and enable BCI to become cash flow positive.  The plan includes initiatives to reduce the workforce by approximately 500 positions; reduce line costs by approximately 25% through network grooming, optimization, and rate negotiations; and exit the international wholesale voice business.  The Broadband segment recorded a cash restructuring charge of approximately $13 million during the fourth quarter of 2002 for employee severance and contract termination costs.  BCI expects to complete the plan by June 30, 2003.

Based on certain indicators, including a potential asset sale,  the Company performed an impairment analysis of the assets of its Broadband segment in the fourth quarter of 2002.  The impairment analysis indicated that the carrying value of the assets was not recoverable.  Accordingly, the Broadband segment wrote down the assets to estimated fair market value, resulting in a non-cash impairment charge of $2.2 billion.

The operating loss of $2,438 million recorded in 2002 represents a $1,936 million increase over the $502 million operating loss in 2001.  The increase in the operating loss is due to the asset impairment charge of approximately $2.2 billion, offset slightly by the decrease in amortization and restructuring charges noted above.

2001 Compared to 2000

Revenue

Broadband transport revenue increased $73 million in 2001, growing 19% to $466 million compared to 2000.  Approximately two-thirds of the increase was driven by the renegotiation of IRU contracts with one of the Company’s customers.  In order for these contracts to survive the customer’s bankruptcy, the contracts were adjusted to reduce the services provided, update the operations and maintenance fees to a current market rate and shorten the lives of the agreements.  Revenue also increased due to sales to new and existing customers, but the increases were partially offset by circuit disconnections during the second half of the year.   Broadband products sold in the Local segment’s franchise area contributed revenue of $12 million in 2001 compared to less than a million in 2000.

Switched voice services revenue decreased 7% in 2001 compared to 2000, from $409 million to $381 million. This was the result of a continued focus on data services and a de-emphasis of sales of voice services to lower margin customers.  At the same time, the Company made an effort to minimize sales to less creditworthy customers in the wake of increasing bankruptcies in the wholesale segment of this market.  CBAD resells voice long distance in CBT’s local franchise area, which contributed switched voice revenue to the Broadband segment of $41 million in 2001 and $33 million in 2000.

Data and Internet revenue increased $52 million, or 75%, in 2001 compared to 2000 as revenue continued to increase on the strength of demand for dedicated IP and ATM/frame relay services partially offset by a decrease in equipment sales.  These increases were further supplemented by additional collocation and web hosting revenue.  Despite the growth in collocation revenue, the Company’s November 2001 restructuring plan included the closure of eight of the Company’s eleven data centers due to actual growth failing to meet expectations.

IT consulting revenue grew $76 million, or 115%, during 2001 compared to 2000.  Of this growth, approximately $60 million was attributable to increased sales of hardware, while the remaining growth was the result of increased sales of consulting services.

Network construction and other services revenue increased $20 million, or 30%, during 2001 compared to 2000 as a result of a large, joint-use construction project.  The increase was partially offset by the nonrecurring receipt of warrants associated with a field trial of optical equipment in 2000.  In November 2001, the Company announced its intention to exit the construction business upon completion of one remaining contract as discussed in Note 3 of the Notes to Consolidated Financial Statements.  That contract is in dispute as discussed in Note 20.

Costs and Expenses

Cost of services and products primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs for IT consulting.  In 2001, cost of services and products amounted to $760 million, a 27% increase over the $600 million incurred during 2000.  These increases were driven primarily by incremental costs needed to support the revenue growth, as described above, in broadband transport, data and Internet, information technology consulting services and network construction.

SG&A expenses increased 2% to $330 million in 2001 compared to 2000.  Increased employee expenses attributable to higher headcount during the first half of the year were almost entirely offset by lower advertising expenses and efforts to decrease consulting and contracted labor services.

Depreciation expense of $273 million increased $76 million, or 39% in 2001 compared to 2000 as a result of placing assets related to the optical network into service.  Amortization expense, which primarily related to the amortization of goodwill as a result of the Merger, increased 1% to $111 million in 2001 from $110 million in 2000.

In November 2001, the Company approved restructuring plans which included initiatives to close eight of the Company’s eleven data centers, reduce the expense structure, exit the network construction business and other non-strategic operations; and consolidate web hosting operations of the Other segment into the Broadband segment.  The Broadband segment recorded restructuring and other costs of $222 million in 2001 related to these initiatives.  The $222 million consisted of restructuring liabilities in the amount of $74 million and related non-cash asset impairments in the amount of $148 million.  The restructuring-related liabilities of $74 million were comprised of $11 million related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for 760 employees of the Broadband segment and approximately $63 million related to lease and other contractual terminations.  In total, the Company expects this restructuring plan to result in cash outlays of $74 million and non-cash items of $148 million.  Through December 31, 2001, the

Broadband segment had utilized $4 million of the $73 million reserve, nearly all of which was cash expended.  The Company expects the Broadband segment to realize approximately $77 million in annual expense and capital expenditure savings from this restructuring plan relative to expenses incurred in 2001.  Refer to Note 3 of the Notes to Consolidated Financial Statements.

The operating loss of $502 million recorded in 2001 represents a $277 million increase over the $226 million operating loss in 2000.  The higher loss is due to the increase in depreciation associated with the optical network assets placed in service and to the November 2001 restructuring charges, offset slightly by an improvement in gross profit.

Local

The Local segment provides local telephone service, network access, data transport, high-speed and dial-up Internet access, inter-lata toll and other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana.  These services are provided by the Company’s CBT subsidiary.  As of January 1, 2002, the DSL and dial-up Internet operations of ZoomTown, formerly reported in the Other segment, were merged with the operations of CBT and are reflected in the Local segment in all periods presented.

($ in millions)	2002	2001	$ Change 2002 vs. 2001	% Change 2002 vs. 2001		2000	$ Change 2001 vs. 2000	% Change 2001 vs. 2000

Revenue
Local service	$468.1	$465.3	$2.8	1%		$452.8	$12.5	3%
Network access	201.9	205.4	(3.5)	(2)%		199.9	5.5	3%
Other services	178.5	161.0	17.5	11%		138.9	22.1	16%
Total revenue	848.5	831.7	16.8	2%		791.6	40.1	5%

Costs and Expenses:
Cost of services and products	290.1	282.5	7.6	3%		262.9	19.6	7%
Selling, general and administrative	126.6	130.3	(3.7)	(3)%		142.2	(11.9)	(8%	)
Depreciation	146.7	140.3	6.4	5%		125.0	15.3	12%
Restructuring	(0.5)	12.1	(12.6)	n/m		—	12.1	100%
Asset Impairments	0.3	—	0.3	100%		—	—	n/m
Total costs and expenses	563.2	565.2	(2.0)	—		530.1	35.1	7%

Operating income	$285.3	$266.5	$18.8	7%		$261.5	$5.0	2%
Operation margin	33.6%	32.0%		+2	pts	33.0%		(1	)pts

2002 Compared to 2001

Local service revenue increased $3 million, or 1%, in 2002 compared to 2001.  Revenue growth from value-added services and DSL, was offset by declining business and residential access line revenue.  Access lines decreased to 1,012,000 as of December 31, 2002, a 2% decrease from the 1,032,000 lines in service as of December 31, 2001.  The Company’s Complete Connections® bundled service offering added 53,000 subscribers in 2002, bringing total subscribership to 289,000, or 29% of access lines as of December 31, 2002.  Of the 289,000 total Complete Connections subscribers, nearly 30,000 have chosen CBT’s all-inclusive product bundling offer, Complete Connections Universal®, which includes a combination of local services and custom calling features, long distance, wireless, dial-up and high-speed Internet access, and home security.  CBT continued to expand the Company’s DSL high-speed data transport service with subscribership growing to 75,000, a 23% increase over 2001.  CBT is able to provision DSL high-speed data transport service across the vast majority of its local network infrastructure, as 85% of its access lines are loop-enabled for DSL transport.

Network access revenue decreased by $4 million, or 2%, to $202 million in 2002 compared to 2001 as carrier customers continued to reduce their capacity requirements and as an increase in uncollectible revenue resulted from carrier customer bankruptcies.

Other services revenue grew 11%, or $18 million, to $179 million in 2002 compared to 2001.  The increase was attributable to the sale of national broadband services utilizing the Broadband segment’s national optical network and increases in equipment sales and related installation and maintenance.  Revenue attributable to the sale of broadband services totaled $35 million and $14 million in 2002 and 2001, respectively.  The Company has agreed to continue to market broadband services purchased from the buyer of the broadband network going forward after closing of the sale.  While having a minimal impact on operating income, the Company expects the marketing arrangement to decrease Local segment revenue by approximately $29 million in 2003 based on 2002 revenue.

Costs and Expenses

Cost of services and products of $290 million in 2002 increased $8 million, or 3%, compared to 2001.  CBT incurred increases in the cost of services for national broadband products as revenue for the product increased.  Cost of services for national broadband products increased $16 million to $28 million in 2002 compared to 2001.  These increases were substantially offset by efficiencies gained through the merger of the DSL and dial-up Internet operations of ZoomTown with CBT.

SG&A expenses decreased 3%, or $4 million, in 2002 compared to 2001, primarily due to a 7% reduction in headcount and improved cost management.

Depreciation expense of $147 million increased $6 million, or 5%, in 2002 compared to 2001 as a result of asset additions related to the continued construction of the regional network infrastructure.  Due to the adoption of SFAS 143 in 2003 (refer to Note 1 of the Notes to Consolidated Financial Statements), the Company expects depreciation expense to decrease by approximately $6 million in 2003 in the Local segment.

In October 2002, CBT initiated a restructuring to realign sales and marketing to better focus on enterprise customers.  The plan includes initiatives to reduce the workforce by approximately 38 positions and resulted in restructuring charges of $1 million related to employee separation benefits.  In 2002, the restructuring activities for the February 2001 Restructuring Plan were completed and the remaining reserve balance of $2 million related to a lease termination that did not occur was reversed.  Refer to Note 3 of the Notes to Consolidated Financial Statements.

As a result of above, operating income increased $19 million, or 7%, to $285 million in 2002 and operating margin increased two points over 2001 to 34%.

2001 Compared to 2000

Revenue

Local service revenue grew 3% during 2001 to $465 million and contributed 31% of the total revenue growth of the segment compared to 2000.  The Company’s Complete Connections® calling service bundle added over

 55,000 subscribers during the year, bringing total residential subscribership to 236,000, or 35% of all residential households in CBT’s operating area as of December 31, 2001. Of the Complete Connections subscribers, nearly 24,000 have chosen the most comprehensive bundle, Complete Connections Universal®.  CBT continued to expand the Company’s DSL high-speed data transport service with subscribership growing to 61,000 as of December 31, 2001, a 54% increase over 2000.  CBT is able to provision DSL high-speed data transport service across the vast majority of its local network infrastructure, as 84% of its access lines were loop-enabled for DSL transport as of December 31, 2001.

Network access revenue of $205 million increased $6 million, or 3%, compared to 2000 as a result of a 19% increase in digital and optical services, measured in voice-grade equivalents (“VGEs”), offset slightly by a decrease in rates.

Other services revenue grew 16%, or $22 million, to $161 million in 2001 compared to 2000. The increase in this category was attributable to Internet access services, equipment sales and related installation and maintenance, and the sale of national broadband products supplied by the Broadband segment.  Revenue attributable to the sale of broadband services totaled $14 million in 2001 and less than a million in 2000.  The Company’s Internet access service (FUSE®) added 26,000 new subscribers during the year, bringing total subscribership at the end of 2001 to approximately 100,000.

Costs and Expenses

Cost of services and products of $283 million during 2001 increased by $20 million, or 7%, compared to 2000.  CBT incurred increases totaling $39 million during 2001 in the cost of materials for equipment sales, sales of national broadband products and customer care expenses related to high-speed data transport service as related revenue increased over 2000.  Cost of services for national broadband products increased to $12 million in 2001 compared to less than a million in 2000.  These increases were offset by reductions of $19 million in labor costs due to lower headcount and in reciprocal compensation expense as a result of negotiated settlements and regulatory rulings.

SG&A expenses decreased 8%, or $12 million, primarily due to an $8 million reduction in advertising expenses associated with a bundled product offering promotional campaign in 2000 not repeated in 2001.  Reduced headcount also contributed to the decrease.

Depreciation expense of $140 million increased $15 million, or 12%, during the year as a result of asset additions related to the construction of the regional network infrastructure.

In November 2001, the Company’s management approved restructuring plans which included initiatives to consolidate data centers, reduce the expense structure, exit the network construction business, eliminate other nonstrategic operations and merge certain dial-up Internet and DSL operations into other operations.  The Local segment recorded restructuring and other costs of $4 million in 2001 related to these initiatives.  The restructuring-related liabilities of $4 million were related to involuntary employee separation benefits (including severance, medical insurance and other benefits) and lease terminations. Through December 31, 2001, the Local segment had utilized $1 million of the $4 million reserve.  Refer to Note 3 of the Notes to Consolidated Financial Statements.

In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati-based subsidiaries, CBT, CBAD, CBW and Public in order to create one centralized “Cincinnati Bell” presence for its customers.  The Local segment recorded restructuring costs of $8 million pertaining to the February 2001 restructuring plan and consisted of $2 million related to lease terminations and $6 million related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for 114 employees.

The Company expects to realize approximately $7 million in annual savings from this restructuring plan relative to expenses incurred in 2000.  Refer to Note 3 of the Notes to Consolidated Financial Statements.

As a result of above, operating income increased $5 million, or 2%, to $267 million in 2001 and operating margin increased one margin point over 2000.

Wireless

The Wireless segment consists of the operations of CBW, a venture in which the Company owns 80.1% and AWS owns the remaining 19.9%.  The Wireless segment provides advanced digital personal communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating area.  Services are provided over CBW’s regional wireless network and AWS’s national wireless network.

($ in millions)	2002	2001	$ Change 2002 vs. 2001	% Change 2002 vs. 2001		2000	$ Change 2001 vs. 2000	% Change 2001 vs. 2000

Revenue
Service	$246.5	$232.6	$13.9	6%		$167.1	$65.5	39%
Equipment	13.9	15.4	(1.5)	(10)%		12.9	2.5	19%
Total revenue	260.4	248.0	12.4	5%		180.0	68.0	38%

Costs and Expenses:
Cost of services and products	106.5	102.5	4.0	4%		80.2	22.3	28%
Selling, general and administrative	53.5	79.5	(26.0)	(33)%		81.3	(1.8)	(2%	)
Depreciation	30.6	25.3	5.3	21%		18.2	7.1	39%
Amortization	0.7	3.0	(2.3)	(77)%		3.0	—	—
Total costs and expenses	191.3	210.3	(19.0)	(9%	)	182.7	27.6	15%

Operating income (loss)	$69.1	$37.7	$31.4	83%		$(2.7)	$40.4	n/m
Operating margin	26.5%	15.2%		+11	pts		(1.5)%	+17	pts

2002 Compared to 2001

Revenue

Wireless segment revenue grew 5%, or $12 million, to $260 million in 2002 compared to 2001.  Service revenue for the postpaid product contributed approximately $16 million to revenue growth as the average subscriber base grew 16% in 2002.  The increase was offset by a decrease in service revenue for the prepaid product and lower equipment sales.

Postpaid subscribership remained flat at 311,000 as of December 31, 2002, and represented 18% of the total postpaid market share within the Greater Cincinnati and Dayton, Ohio metropolitan areas.  Average revenue per user (“ARPU”) from postpaid subscribers of $59 in 2002 decreased approximately $2 compared to 2001 due to pricing pressure from increasing competition, higher penetration rates among lower usage subscribers and lowered usage as a result of the difficult economic environment.  Average monthly customer churn remained low in the face of aggressive competition at 1.73% for postpaid subscribers in 2002 compared to 1.56% in 2001.  Postpaid revenue decreased 5% in the fourth quarter of 2002 compared to the third quarter of 2002, due to a decrease in minutes of use, decrease in subscribership, and decrease in market share.  The postpaid product experienced net deactivations totaling 5,200 subscribers during the second half of 2002.  Subscribership declined from 314,000 at the end of the third quarter of 2002 to 311,000 at the end of the fourth quarter of 2002.

Prepaid revenue declined 5%, or $2 million, compared to 2001 due to a decline in minutes of use.  Subscribership to CBW’s i-wirelessSM prepaid product grew from approximately 151,000 subscribers at the end of 2001 to approximately 159,000, or approximately 9% of the prepaid wireless market, at the end of 2002.  i-wirelessSM represents an efficient use of CBW’s wireless network, as these subscribers generally make use of the network during off-peak periods.  In addition, the cost per gross addition (“CPGA”) of $64 for i-wirelessSM subscribers during 2002 was only 18% of the CPGA for postpaid subscribers during 2002.

Equipment revenue declined nearly $2 million, or 10%, in 2002 due to a decrease in gross activations compared to 2001.

Costs and Expenses

Cost of services and products consists largely of incollect expense (whereby CBW incurs costs associated with its subscribers using service while in the territories of other wireless service providers), network operations costs, interconnection expenses and cost of equipment sold.  These costs were nearly $107 million during 2002, or 41% of revenue.  In total, cost of services and products increased 4% during 2002, or $4, million compared to 2001, due to an increase in the related revenue.

SG&A expenses include the cost of customer acquisition, which consists primarily of the subsidy of customer handsets, advertising, distribution and promotional expenses.  These costs decreased by $26 million, or 33%, in 2002, compared to 2001.  The substantial decrease resulted from a decrease in handset subsidies due to fewer handset promotions in 2002 than in 2001 and a decrease in gross activations.  SG&A expenses continued to decrease significantly as a percentage of total revenue, declining from 32% of revenue in 2001 to 21% of revenue in 2002 as the Company continued to focus on profitability and cash flow.

Depreciation expense of $31 million increased $5 million, or 21%, in 2002 compared to 2001 as a result of asset additions related to the continued construction of the regional network infrastructure.

The Wireless segment continued significant operating income improvements as the Company optimized its network investment and benefited from an embedded customer base and low customer churn.  In 2002, operating income of $69 million represented a $31 million, or 83%, improvement over 2001.  Additionally, operating margin in 2002 increased 11 points from 2001 to nearly 27%.

2001 Compared to 2000

Revenue

Wireless segment revenue grew 38%, or $68 million, to $248 million in 2001 compared to 2000, with revenue growth of approximately $66 million attributable to higher service revenue for both postpaid and prepaid products.  Postpaid revenue accounted for approximately 68% of the revenue growth during 2001 while prepaid provided 29% of the growth.  The remaining growth for the segment in 2001 was provided by equipment sales due to increased subscribership as the result of successful marketing campaigns.

Approximately 123,000 net subscribers were added in 2001, with nearly 56% of the growth, or 69,000 subscribers, coming from the postpaid product and the remainder from the prepaid product.  At year-end, total subscribership stood at approximately 462,000, a 36% increase compared to the end of 2000.  Subscribership of 462,000 represented nearly 14% of the total population within the Greater Cincinnati and Dayton, Ohio metropolitan areas.  Subscribership to CBW’s i-wirelessSM prepaid product grew from approximately 97,000 subscribers at the end of 2000 to approximately 151,000 at the end of 2001.  This is significant because i-wirelessSM represents an efficient use of CBW’s wireless network.  These subscribers generally make use of the network during off-peak periods.  The CPGA for i-wirelessSM subscribers was less than half that of postpaid subscribers.

ARPU from postpaid subscribers of $61 in 2001 decreased approximately $5 in comparison to 2000 due to pricing pressure from increasing competition and higher penetration rates among lower usage subscribers.  Average monthly customer churn remained low in the face of aggressive competition and was at 1.56% for postpaid subscribers.

Costs and Expenses

Cost of services and products consists largely of incollect expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), network operations costs, interconnection expenses and cost of equipment sold.  These costs were 41% of revenue during 2001, an improvement from the 45% incurred during 2000.  In total, costs of services and products increased 28% in 2001 compared to 2000 to $103 million due primarily to increased subscribership and associated interconnection charges, incollect expense, customer care and operating taxes.  Gross profit and gross profit margin also improved, increasing to $146 million and 59%, respectively.  Gross profit margin of 59% in 2001 increased by four points compared to 2000.

SG&A expenses include the cost of customer acquisition, which consists primarily of the subsidy of customer handsets, advertising, distribution and promotional expenses.  These costs decreased by nearly $2 million in 2001 compared to 2000, or 2%, as net subscribers added in 2001 decreased compared to 2000.  In 2001, the CPGA for postpaid customers was $352, or 3% more than the $342 incurred in 2000.  SG&A expenses continued to decrease as a percentage of total revenue, decreasing from 45% of revenue in 2000 to 32% in 2001 as CBW continued to leverage the Company’s established brand name in its local market.

Depreciation expense of $25 million increased $7 million, or 39%, in 2001 compared to 2000 as a result of increased assets related to the continued maintenance and construction of the regional network infrastructure.

The Wireless segment continued significant operating income improvements as CBW leveraged its network investment and benefited from an embedded customer base, low customer churn and ongoing promotional efforts.  In 2001, operating income of $38 million represented a $40 million improvement over 2000.  Additionally, operating margin increased 17 margin points to 15% in 2001 compared to 2000.

Other

The Other segment is comprised of the operations of the CBAD and Public subsidiaries.  CBAD resells BCI voice long distance and Public provides public payphone services.  During the first quarter of 2002, the Company sold substantially all of the assets of its CBD subsidiary, which was previously reported in the Other segment.  During the second quarter of 2000, the Company sold its Cincinnati Bell Supply (“CBS”) subsidiary, which was also previously reported in the Other segment.  Revenue, costs and expenses, assets and liabilities, and cash flows have been recast in all periods presented to reflect the disposition of CBD and CBS as discontinued operations.  See a detailed discussion of the sales of CBD and CBS and their treatment as discontinued operations in Note 14 of the Notes to Consolidated Financial Statements.

On January 1, 2002, as part of the Company’s November 2001 restructuring plan, ZoomTown’s web hosting activities were merged into BCI and are reported in the Broadband segment in all periods presented.  In addition, ZoomTown’s DSL and dial-up Internet operations were assumed by CBT and the results are reflected in the Local segment in all periods presented.  A detailed discussion of the segment realignment and CBD disposition is presented in Notes 3 and 16, respectively, of the Notes to Consolidated Financial Statements.

($ in millions)	2002	2001	$ Change 2002 vs. 2001	% Change 2002 vs. 2001	2000	$ Change 2001 vs. 2000	% Change 2001 vs. 2000

Revenue	$79.9	$78.2	$1.7	2%	$59.8	$18.4	31%

Costs and Expenses:
Cost of services and products	63.4	58.5	4.9	8%	50.3	8.2	16%
Selling, general and administrative	12.9	21.1	(8.2)	(39)%	28.9	(7.8)	(27)%
Depreciation	1.8	1.8	—	—	5.5	(3.7)	(67)%
Amortization	0.1	—	0.1	100%	0.7	(0.7)	(100%	)
Restructuring	—	0.5	(0.5)	(100)%	(1.4)	1.9	n/m
Total costs and expenses	78.2	81.9	(3.7)	(5)%	84.0	(2.1)	(3%	)

Operating income (loss)	1.7	(3.7)	5.4	(146)%	(24.2)	20.5	(85)%
Operating margin	2.1%	(4.7)%		+7 pts	(40.5)%		+36	pts

2002 Compared to 2001

Revenue

Other segment revenue increased 2% to $80 million in 2002 compared to $78 million in 2001.  CBAD revenue increased by 8%, or $5 million, in 2002 compared to 2001 based primarily on the growth of its “Any Distance” long distance service offering.  Any Distance had 555,000 subscribers as of December 31, 2002 in the Cincinnati and Dayton, Ohio operating area, representing residential and business market shares of approximately 69% and 42% of total access lines, respectively.  Revenue from Public declined 11%, or $2 million, versus 2001, somewhat offsetting the revenue increase from CBAD, as payphone usage continued to decline as a result of further penetration of wireless communications.

Costs and Expenses

Cost of services and products totaled $63 million in 2002, representing an 8% increase over 2001.  The increase in cost of services was due primarily to increased access charges and personnel costs of CBAD as volume continued to grow.  In 2002, approximately $43 million, or 89%, of CBAD costs were for access charges reported as purchases from the Broadband segment compared to approximately $41 million, or 93%, in 2001.

SG&A expenses decreased $8 million, or 39%, during 2002 compared to 2001.  Nearly all of the decrease was due to the relatively high advertising costs incurred to acquire customers at CBAD during 2001, which was not repeated in 2002.

Operating income improved to $2 million in 2002, a $5 million increase compared to the operating loss reported in 2001.  Operating margin experienced a similar improvement, increasing from negative 5% in 2001 to positive 2% in 2002, a seven point increase.  Improvements during 2002 were the result of decreased advertising and payroll expenses at CBAD.

2001 Compared to 2000

Revenue

Other segment revenue in 2001 increased $18 million over 2000 to $78 million.  CBAD produced 92% of the revenue growth, or $17 million, based on the continued success of its “Any Distance” long distance service offering.  Any Distance had 534,000 subscribers as of December 31, 2001 in Cincinnati and Dayton, Ohio, representing residential and business market shares of approximately 67% and 38% of total access lines, respectively. Revenue from Public contributed the remaining revenue growth, increasing by approximately $1 million, or 10%, as the unit won contracts to place more public payphone units.

Costs and Expenses

Cost of services and products totaled $59 million in 2001, a 16%, or $8 million increase versus 2000.  The entire increase in cost of services was due to increased access charges at CBAD as volume continued to grow.  In 2001, approximately $41 million, or 93%, of CBAD costs were costs for access charges reported as purchases from the Broadband segment compared to approximately $33 million, or 91%, in 2000.

In 2001, gross profit margin for the segment increased nine points to approximately 25% as the gross profit margin at both CBAD and Public improved.  Gross profit margin improved at CBAD as it began to leverage its initial expenditures for the Any Distance offering, while improvements at Public resulted from increased revenue and tightly controlled costs.

SG&A expenses decreased $8 million, or 27%, in 2001 compared to 2000.  Nearly all of the decrease was due to the relatively high customer acquisition costs at CBAD incurred in 2000 as part of the introduction of the Any Distance offering not repeated in 2001.

Depreciation expense of $2 million decreased $4 million, or 67%, during 2001 due to the transfer of CBAD assets to the Broadband segment at the beginning of 2001.

Operating loss improved to negative $4 million in 2001, a $21 million increase from 2000.  Operating margin experienced a similar improvement, increasing from negative 42% in 2000 to negative 5% in 2001.  As described above, these improvements were primarily the result of increased subscribership and decreased start-up costs and marketing expenses at CBAD in 2001 compared to 2000.

Financial Condition, Liquidity, and Capital Resources

Capital Investment, Resources and Liquidity

As the Company’s businesses mature and capital spending decreases, investments in its local, wireless, DSL and broadband networks will be focused on maintenance, strategic expansion and revenue-generating initiatives undertaken to add customers to the Company’s networks and to retain current customers.

In November 1999, the Company obtained a $1.8 billion credit facility from a group of lending institutions.  This credit facility was increased to $2.1 billion in January 2000 and increased again to $2.3 billion in June 2001.  The total credit facility decreased to $1.825 billion as of December 31, 2002 following a $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of the assets of CBD), $5 million in scheduled repayments of the term debt facilities and $135 million in scheduled amortization of the revolving credit facility.   At December 31, 2002, the Company had drawn approximately $1.648 billion from the credit facility, and had outstanding letters of credit totaling $13 million, leaving $164 million in additional borrowing availability under its revolving credit facility.  The credit facility borrowings have been used by the Company to refinance its debt and debt assumed as part of the Merger, to fund its capital expenditure program and other working capital needs in addition to funding operating losses of the Broadband segment.  The amount refinanced included approximately $404 million borrowed in order to redeem the majority of the outstanding 9% Senior Subordinated Notes of IXC (the “9% Notes”) assumed during the Merger as part of a tender offer and $391 million in outstanding bank debt of IXC assumed as part of the Merger.  The tender offer for the 9% Notes was required under the terms of the bond indenture by the change in control provision contained in the indenture governing the 9% Notes.  As further discussed below, in March 2003, the Company completed an amendment to the credit facility, which included the extension of revolving credit maturity to 2005 and 2006, and the acceleration of a portion of the maturities of term loans from banking institutions from 2004 into 2003.

On February 22, 2003, certain of the Company’s subsidiaries entered into a definitive agreement to sell substantially all of the assets of its Broadband segment, excluding the information technology consulting business, for up to $129 million in cash and the assumption of certain long term operating contractual commitments.  The sale is subject to certain closing conditions, including approval by the Federal Communications Commission (“FCC”) and relevant state public utility commissions.

Prior to obtaining the credit facility amendment in March 2003, the Company’s credit facility capacity was scheduled to decrease throughout 2003 from $1.825 billion to approximately $1.476 billion due to $124 million of scheduled amortization of the term debt facilities and $225 million of scheduled amortization of the revolving credit facility.  As of December 31, 2002, the Company’s debt maturities totaled $195 million in 2003 and $995 million in 2004 (for complete debt maturity schedule, refer to the table below).

On March 26, 2003, the Company issued $350 million of mezzanine financing through Senior Subordinated Discount Notes Due 2009 (the “Mezzanine Financing”).  Proceeds from the Mezzanine Financing, net of fees, were used to pay down borrowings under the Company’s credit facility.  Interest on the Mezzanine Financing will be payable semi-annually on June 30 and December 31, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount.  In addition, purchasers of the Mezzanine Financing received 17.5 million common stock warrants, each to purchase one share of Broadwing Common Stock.  The Mezzanine Financing is expected to increase interest expense by approximately $42 million in 2003 compared to 2002.

In conjunction with the Mezzanine Financing, the Company’s credit facility was also amended and restated ("Amended and Restated Credit Agreement") to, among other things, extend the revolving commitment, revise the financial covenants and allow for the sale of substantially all of the assets of the Broadband segment.  As a result of the terms of the amendment the total borrowing capacity will decrease from $1.825 billion as of December 31, 2002 to approximately $1.343 billion as of December 31, 2003 due to $262 million of scheduled repayments of the term debt facilities and a $220 million prepayment of the outstanding term debt and revolving credit facility from the Mezzanine Financing proceeds. The Company believes that its borrowing availability under the amended credit facility will provide the Company with sufficient liquidity for the foreseeable future.  After the credit facility amendment, the Company’s debt maturities total $285 million in 2003 and $287 million in 2004.

In March 2003, the Company entered into a supplemental indenture to its 6¾% Convertible Subordinated Notes Due 2009.  The supplemental indenture allows for the sale of substantially all of the assets of the Company’s Broadband segment, provides that a bankruptcy of BCI would not constitute an event of default, amends the definition of change in control by increasing the ownership threshold deemed to be a change in control from 20% of outstanding shares to 45% of outstanding shares and includes covenants restricting the ability of the Company to incur debt and consummate certain asset dispositions.  The supplemental indenture also increases the paid-in-kind interest by 2¼% from March 2003 through redemption in July 2009, resulting in a per annum interest rate of 9%.  Interest expense will be paid in cash semi-annually on January 21 and July 21 of each year at a rate of 6¾% per annum, commencing on January 21, 2005.  The additional 2¼% will accrete, or be added to the principal balance, through the redemption date in July 2009.  This supplemental indenture is expected to increase interest expense by approximately $12 million annually in 2003, up to approximately $20 million annually by 2009.

The Mezzanine Financing and amended and restated credit agreement contain certain financial and non-financial covenants, including restrictions on the Company’s ability to make investments in BCI.  Specifically, Broadwing and its other subsidiaries may not make investments in or fund the operations of BCI beyond an aggregate amount of $118 million after October 1, 2002.  This restriction does not apply to guarantees by Broadwing of BCI borrowings under the credit facilities, liens on assets of Broadwing securing BCI borrowings under the credit facilities, scheduled interest payments made or guaranteed by Broadwing in respect of BCI borrowings under the credit facilities, and certain other items.  As of February 28, 2003, the Company had the ability to invest an additional $58 million in BCI to fund operations and extinguish remaining obligations based on these provisions.  The uncertainty of BCI's available liquidity resulting from these funding constraints has prompted the Company’s independent accountants to issue a going concern explanatory paragraph in their audit report filed along with the stand alone annual financial statements of BCI.  The going concern explanatory paragraph means that, in the opinion of the Company’s independent accountants, there is substantial doubt about BCI’s ability to continue to operate as going concern.  If BCI is unable to finance its operations through the closing of the asset sale and meet its remaining obligations, or if a sale is not consummated, it may be forced to seek protection from its creditors through bankruptcy proceedings.

At December 31, 2002, the short-term debt on the balance sheet consisted of approximately $204 million of principal payments, $172 million of which was related to the credit facility and $20 million of which was related to CBT bond payments due during the next twelve months.  The remaining balance of short-term debt of $12 million was related to the current portion of capital leases and other short-term debt.  Upon completion of the amendment and restatement of the Company’s credit facility in March 2003, and the pay down using proceeds of the Mezzanine Financing, the 2003 maturities increased to $285 million, which the Company expects to have the ability to retire through borrowings from its revolving credit facility and cash flows generated by its operations.

As of December 31, 2002, the interest rates charged on borrowings from the credit facility could range from 150 to 350 basis points above LIBOR, and were between 275 and 325 basis points above LIBOR, or 4.13% and 4.63%, respectively, as a result of the Company’s credit rating.  The Company incurs banking fees in association with this credit facility that range from 37.5 basis points to 75 basis points, applied to the unused amount of borrowings under the revolving credit facility.  During 2002, these fees amounted to approximately $1 million.  Upon completion of the credit facility amendment in March 2003, interest rates charged on borrowings from the credit facility increased to 425 basis points above LIBOR on revolving credit borrowings and 375 basis points above LIBOR for term debt borrowings.  The Company expects interest expense related to this amendment and restatement to increase by approximately $5 million in 2003 compared to 2002.  The banking fees applied to the unused amount of revolving credit facility borrowings increased to 62.5 basis points.

The Company is subject to financial covenants in association with the credit facility.  These financial covenants require that the Company maintain certain debt to EBITDA (as defined in the Amended and Restated Credit Agreement), debt to capitalization, senior secured debt to EBITDA and interest coverage ratios.  This facility also contains certain covenants which, among other things, may restrict the Company’s ability to incur additional debt or liens; pay dividends; repurchase Company common stock; sell, transfer, lease, or dispose of assets, make investments or merge with another company.  The Company was in compliance with all covenants set forth in its credit facility and the indentures governing its other debt as of December 31, 2002.  The March 2003 Amended and Restated Credit Agreement subjects the Company to an additional covenant related to annual capital expenditures and eliminated the debt to capitalization financial covenant. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default.  If the Company were in default on its credit facility, no additional borrowings under the credit facility would be available until the default was waived or cured. Refer to Note 5 of the Notes to Consolidated Financial Statements contained in this report for a discussion of the Company’s debt and the related covenants.

In December 2001, the Company obtained an amendment to its credit facility to exclude the charges associated with the November 2001 Restructuring Plan from the covenant calculations and to amend certain defined terms.  In March 2002, the Company obtained an amendment for certain financial calculations and consent to its credit facility to allow for the sale of substantially all of the assets of CBD, exclude charges related to SFAS 142 (refer to Notes 1 and 2 of the Notes to Consolidated Financial Statements), increase its ability to incur additional indebtedness and amend certain defined terms.  In December 2002, the Company obtained a waiver to exclude charges related to SFAS 144 from its covenant calculations through March 30, 2003.  In March 2003, as discussed above, the Company amended its credit facility to, among other things, exclude charges related to SFAS 144 going forward.

In February 2002, the Company’s corporate credit rating was downgraded by Moody’s Investors Service to Ba3 from its previous level of Ba1.  In March 2002, the Company’s corporate credit rating was downgraded by Standard and Poor’s and Fitch Rating Service to BB from its previous level of BB+.  In December 2002, Standard and Poor’s downgraded the Company’s corporate credit rating to B- from BB.  In January 2003, Moody’s downgraded the Company’s corporate credit rating to B1 from Ba3 and CBT’s credit rating to Ba2 from Ba1.  These downgrades resulted in additional interest expense of 175 basis points on up to $1.33 billion of borrowings under the Company’s credit facility.  In the past, the credit facility was secured only by a pledge of the stock certificates of certain subsidiaries of the Company.  Upon the initial downgrades, the Company became obligated to provide certain subsidiary guarantees and liens on the assets of the Company and certain subsidiaries in addition to the pledge of the stock certificates of the subsidiaries.

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

As of the date of this filing, the Company maintains the following credit ratings:

Entity	Description	Standard and Poor’s	Fitch Rating Service	Investor Service

BRW	Corporate Credit Rating	B-	BB-	B1
CBT	Corporate Credit Rating	B-	BB+	Ba2
	Outlook	negative	stable	negative

The Company does not have any downgrade triggers that would accelerate the maturity dates of its debt.  However, further downgrades of the Company’s credit rating could adversely impact the cost of future debt facilities.  Based on the balances of the Company’s variable rate outstanding long-term debt as of December 31, 2002, a 1% increase in the Company’s average borrowing rates would result in approximately $18 million in incremental interest expense.  Upon issuance of the Mezzanine Financing on March 26, 2003, which replaced variable rate indebtedness with fixed rate indebtedness, a 1% increase in the average borrowing rate would result in approximately $16 million in incremental interest expense. Due to the Company’s credit rating, which is below Baa3 and BBB- as rated by Moody’s and Standard & Poor’s, respectively, the Company is obligated by its credit facility covenants to use 75% of any annual excess cash flows, as defined in its March 2003 Amended and Restated Credit Agreement, to reduce its outstanding borrowings.  If the Company is unable to meet the covenants of its various debt agreements, the payment of the underlying debt could be accelerated.  Additionally, the Company is currently obligated by its credit facility to use the net cash proceeds received from certain asset sales or issuances of debt by the Company or any of its subsidiaries to reduce its outstanding borrowings.

As part of the November 2001 Restructuring Plan, the Company announced its intention to exit several data centers, reduce network costs and consolidate office space.  To the extent the Company can sublease or negotiate lease terminations, contractual obligations could decrease.  During 2002, the Company negotiated contract terminations, which reduced future commitments by approximately $90 million.  The buyer of substantially all of the Broadband assets, C III, has agreed to assume approximately $3 million in capital lease commitments and approximately $316 million in operating lease obligations including the network related commitments.  Refer to Note 21 of the Notes to the Consolidated Financial Statements.

The following table summarizes the Company’s contractual obligations as of December 31, 2002:

Contractual Obligations ($ in millions)

	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	Thereafter
Debt	$2,519.4	$194.7	$1,020.0	$476.1	$828.6
Capital Leases, excluding interest	39.0	9.0	9.3	4.7	16.0
Noncancelable Operating Lease Obligations	484.4	107.2	163.3	78.1	135.8
Unconditional Purchase Obligations	248.3	45.8	90.0	90.0	22.5
Total	$3,291.1	$356.7	$1,282.6	$648.9	$1,002.9

Upon receipt of the Mezzanine Financing and credit facility amendment in March 2003, the Company’s debt maturity schedule was revised.  The following table reflects the Company’s revised debt maturity schedule as of December 31, 2002, based on the funding of the Mezzanine Financing and credit facility amendment:

Contractual Obligations ($ in millions)

	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	Thereafter
Debt	$2,519.4	$285.1	$287.1	$768.5	$1,178.7
Capital Leases, excluding interest	39.0	9.0	9.3	4.7	16.0
Noncancelable Operating Lease Obligations	484.4	107.2	163.3	78.1	135.8
Unconditional Purchase Obligations	248.3	45.8	90.0	90.0	22.5
Total	$3,291.1	$447.1	$549.7	$941.3	$1,353.0

As of December 31, 2001, the Company had equity ownership in Anthem Inc., due to receipt of shares from the demutualization of Anthem Inc. in 2001.  In January 2002, the Company sold its entire investment in Anthem for total net proceeds of approximately $23 million.  Additionally in 2002, the Company wrote down one of its cost-based investments by $11 million due to an “other than temporary” decline in value.

In July 2002, the Company announced that its Broadwing Communications subsidiary would defer the August 15, 2002 cash dividend payment on its 12½% preferred stock, in accordance with the terms of the security, conserving $12 million in cash during the third quarter of 2002.  In October 2002, the November dividend was also deferred, conserving an additional $12 million in cash during the fourth quarter of 2002.  The dividends continued to accrue, and therefore continue to be presented as minority interest expense on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The status of future quarterly dividend payments on the 12½% preferred stock will be determined quarterly by the Broadwing Communications’ board of directors, but the Company does not intend to pay dividends in the foreseeable future.

In addition, in March 2003, the Company reached an agreement with holders of more than two-thirds of BCI’s 12½ percent preferred stock and 9 percent senior subordinated notes to exchange these instruments for common stock of the Company.  In order to consummate the exchange offers, the Company expects to issue approximately 26 million new shares of Broadwing Inc. common stock assuming 100% redemption of the outstanding instruments, which represents an increase of 11 percent in the number of shares.

Balance Sheet

The following comparisons are relative to December 31, 2001.

The change in cash and cash equivalents, short-term investments, investments in other entities and long-term debt is further explained in the preceding discussion of capital investment, resources and liquidity or in the cash flow discussion below.  The decrease in accounts receivable was primarily the result of an increase in allowance for doubtful accounts due to carrier customer bankruptcies.  The decrease in assets and liabilities from discontinued operations was due to the sale of the Company’s CBD subsidiary in March 2002 (further described in Note 14 to the Consolidated Financial Statements).  The decrease of $2,009 million in goodwill was due to the write-down of goodwill associated with the adoption of SFAS 142 and further described in Note 2 of the Notes to Consolidated Financial Statements.  The decrease in net property plant, and equipment and other intangibles was due to the $2.2 billion asset impairment charge of the Broadband segment as further discussed in Note 1 of the Notes to the Consolidated Financial Statements.  Additionally, the decrease in net property, plant and equipment was due to the depreciation of assets of $471 million exceeding capital additions of $176 million.

Deferred income tax assets decreased by $271 million due primarily to the net effect of an increase of approximately $878 million related to the $2.2 billion asset impairment, more than offset by the establishment of a valuation allowance of $1,107 million against certain federal and state deferred tax assets of BCI, including net operating loss carryforwards.

Accounts payable decreased $48 million, or 27%, primarily due to decreases in capital spending.  The decrease in current unearned revenue is primarily due to amortization of an IRU contract that will expire in May 2003, which generated revenue of $104 million in 2002.  The decrease in noncurrent unearned revenue of $139 million was due to scheduled amortization of outstanding IRU agreements, and $59 million due to non-recurring decreases related to two IRU contract terminations in 2002 as a result of customers’ bankruptcies, offset partially by consideration received for an additional contract entered into during 2002.  The buyer of IRU services typically pays cash upon execution of the contract.  The Company’s policy and practice is to amortize these amounts into revenue over the life of the contract.  The increase in short-term debt of $54 million is due to the increase in scheduled maturity of debt related to the credit facility, which becomes due in 2003.  The decrease in long-term debt of $347 million was due to the prepayment of term debt of the Company’s credit facility as a result of the sale of substantially all of the assets of CBD and the reclassification of the 2003 maturities, which was somewhat offset by additional borrowings to fund the Company’s capital expenditures and other working capital needs.  Refer to Note 5 of the Notes to Consolidated Financial Statements for a detailed discussion of debt.

Accumulated other comprehensive loss increased by $3 million due to an additional minimum pension liability adjustment of approximately $6 million, partially offset by $3 million due to an increase in the value of interest rate swaps, which carry fixed interest rates to hedge risk associated with variable interest on the credit facility.  Refer to Note 6 of the Consolidated Financial Statements for a detailed discussion of financial instruments and Note 12 of the Consolidated Financial Statements for a detailed discussion of employee pension plans.

Cash Flow

In 2002, cash provided by operating activities totaled $193 million, $67 million lower than the $260 million generated during 2001, partially due to an increase in working capital requirements and a reduction in cash flow from CBD, which was sold in March 2002.

The Company’s investing activities included outflows for capital expenditures and inflows from the sale of equity investments.  Capital expenditures during 2002 totaled $176 million, $473 million lower than the $649 million incurred during 2001.  The decrease is due to completion of the optical overbuild of the national network, completion of the wireless network footprint and installation of DSL-enabling equipment at CBT.  In 2002, the Company received proceeds of $345 million as a result of the sale of substantially all of the assets of CBD and $23 million from the sale of its entire equity stake in Anthem Inc.

Approximately $10 million in preferred stock dividends were paid to the Broadwing Inc. 6¾% preferred shareowners during 2002.  Approximately $25 million was paid to the holders of BCI’s 12½% preferred stock and is included in the “Minority interest expense” caption in the Consolidated Statements of Operations and Comprehensive Income (Loss).  As a result of BCI’s decision to defer the August 15, 2002 and November 15, 2002 cash dividend payments on its 12½% preferred stock, the Company conserved approximately $25 million in cash during the second half of 2002.  The dividends were accrued, and therefore continued to be presented as minority interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, the Company repaid a net $299 million of its credit facility during 2002, using the proceeds from the sale of substantially all of the assets of CBD, as discussed above, partially offset by additional borrowings.

Refer to Notes 5 and 8 of the Notes to Consolidated Financial Statements for a detailed discussion of debt and minority interest, respectively.

As of December 31, 2002, the Company held approximately $45 million in cash and cash equivalents.  In addition to cash on hand, the primary sources of cash will be cash generated by operations and borrowings from the Company’s credit facility.  The primary uses of cash will be for funding the maintenance and strategic expansion of the local, broadband and wireless networks; interest and principal payments on the Company’s credit facility, 7¼% corporate bonds, and CBT notes; dividends on the 6¾% cumulative convertible preferred stock; working capital; and operations of the Broadband business up to a maximum of $91 million, as of December 31, 2002, due to the restrictions placed on the Company in connection with the Mezzanine Financing and credit facility amendment and restatement (Refer to Note 21 of the Notes to the Consolidated Financial Statements for a detailed discussion).

Regulatory Matters and Competitive Trends

Federal – The Telecommunications Act of 1996 (the “1996 Act”), including the rules subsequently adopted by the FCC to implement the 1996 Act, can be expected to impact CBT’s in-territory local exchange operations in the form of greater competition.

State – At the state level, CBT conducts local exchange operations in portions of Ohio, Kentucky and Indiana and, consequently, is subject to regulation by the Public Utilities Commissions (“PUC”) in those states.  In Ohio, the PUC has concluded a proceeding to establish permanent rates that CBT can charge to competitive local exchange carriers for unbundled network elements, although some elements will remain subject to interim rates indefinitely.  The Kentucky commission recently initiated a similar case to establish rates for unbundled network elements in Kentucky.  The establishment of these rates is intended to facilitate market entry by competitive local exchange carriers.

The Ohio PUC has required SBC Communications Inc. (“SBC”) and Verizon Communications Inc. (“Verizon”) to offer competitive local exchange services in several Ohio markets, including the Cincinnati market, as a condition to the approval of their respective mergers involving Ameritech Corp. and GTE Corp.  Both SBC and Verizon have entered into interconnection agreements with CBT.  During 2002, Verizon began offering service on a resale basis, while SBC has not yet entered the Cincinnati market.

CBT is currently subject to an Alternative Regulation Plan (“Alt Reg Plan”) in Ohio.  The current Alt Reg Plan gives CBT pricing flexibility in several competitive service categories in exchange for CBT’s commitment to freeze certain basic residential service rates during the term of the Alt Reg Plan.  The term of the current Alt Reg Plan will expire on June 30, 2003.  Prior to expiration of the current Plan, CBT will be required to extend its existing Plan, initiate a proceeding to establish a new Alt Reg Plan or adopt a generic Alt Reg Plan developed by the Ohio PUC.  On March 1, 2003, CBT filed a letter of intent with the PUC seeking to extend its current Alt Reg Plan.  Failure to obtain approval of a new Alt Reg Plan with similar pricing flexibility could have an adverse impact on CBT’s operations.

Commitments and Contingencies

Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

In 2002, several purported class action lawsuits were filed in the United States District Court for the Southern District of Ohio on behalf of purchasers of the securities of the Company between January 17, 2001 and May 20, 2002, inclusive (the “Class Period”).  The complaints alleged that the Company, its former Chief Executive Officer  (“CEO”), its current CEO, and several board members violated federal securities laws arising out of allegedly issuing material misrepresentations during the Class Period which resulted in artificially inflating the market price of the Company’s securities.  The Company intends to defend these claims vigorously.

In June 2000, Broadwing Communications entered into a long-term construction contract to build a 1,550-mile fiber route system for a customer.  During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract.  Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract.  As a result of the contract termination during the second quarter of 2002, the Company expensed $13 million in both costs incurred under the contract and estimated shutdown costs, which have been reflected in cost of services and products in the Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, the Company’s balance sheet included $51 million in unbilled accounts receivable (including both signed change orders and claims) at December 31, 2002 related to this contract.  Based on information available as of December 31, 2002, the Company believes it is due significant amounts outstanding under the contract, including unbilled accounts receivable.  The Company expects this matter to be resolved through arbitration during 2003.  The timing and outcome of these issues are not currently predictable.  An unfavorable outcome could have a material adverse effect on the financial condition and results of operations of the Company.

Commitments

The Company leases certain facilities and equipment used in its operations. Total rental expenses (excluding access circuit leases) were approximately $41 million, $42 million and $32 million in 2002, 2001 and 2000, respectively.

In 2000, BCI entered into a purchase commitment with Corvis Corporation, a Columbia, Maryland-based manufacturer of optical network equipment.  The agreement specified that the Company would purchase $200 million in optical network equipment from Corvis Corporation over a two-year period beginning in July 2000.  As of December 31, 2002 and 2001, the Company’s remaining purchase commitment was zero and $20 million, respectively.  In 2000, the Company also entered into a separate agreement giving it the right to purchase Series H preferred stock at $80.53 per share, which had a fair value $30 million, and $5 million of the common stock of Corvis at the initial public offering price.  The Company subsequently exercised these rights during the second and third quarters of 2000.  The established prices for these Corvis equity purchases reflect the contemporaneous fair value of the equity, as evidenced by independent third party investor purchases of this equity in the same timeframe.

In 2001, BCI entered into an agreement with Teleglobe Inc. (“Teleglobe”), a Reston, Virginia-based telecommunications company which stated that the Company would purchase $90 million of services and equipment from Teleglobe over four years.  In September 2002, in response to Teleglobe’s bankruptcy filing, the Company terminated the agreement for a payment of $4 million to Teleglobe, which released the Company from $63 million of future commitments (refer to Note 1 of the Notes to the Consolidated Financial Statements).

In 2001 and 2000, BCI entered into agreements with two vendors to provide bundled Internet access to the Company’s customers based on a monthly maintenance fee.  In March 2002, BCI terminated its contract with one of the vendors as part of its fourth quarter 2001 restructuring (refer to Note 3 to the Consolidated Financial

Statements).  This contract termination reduced the Company’s future commitments by approximately $60 million.  In September 2002, BCI terminated its remaining contract (refer to Note 3 to the Consolidated Financial Statements), which eliminated the remaining $13 million of future commitments related to bundled Internet access.

In 1998, the Company (then known as Cincinnati Bell) entered a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services, which remains in effect until June 30, 2008.  The contract states that Convergys will be the primary provider of certain data processing, professional and consulting, technical support and customer support services for the Company.  In return, the Company will be the exclusive provider of local telecommunications services to Convergys.  The Company’s annual commitment is $45 million per year.  As of December 31, 2002, the Company has satisfied its annual commitments to date, as it incurred charges of $45 million, $54 million and $55 million in 2002, 2001, and 2000, respectively.

BCI has certain contractual obligations to utilize network facilities, including access lines from various interexchange and local exchange carriers.  These contracts are based on a fixed monthly rate with terms on certain agreements extending through 2021.  As of December 31, 2002, BCI had committed to approximately $230 million in operating leases related to network utilization.  The buyer of substantially all of the Broadband assets has agreed to assume approximately $3 million in capital lease commitments and approximately $316 million in operating lease obligations including the network related commitments.  Refer to Note 21 of the Notes to the Consolidated Financial Statements.

Recently Issued Accounting Standards

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  This statement deals with the costs of closing facilities and removing assets.  SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred.  This cost is initially capitalized and amortized over the remaining life of the underlying asset.  Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition.  SFAS 143 is effective for fiscal years beginning after June 15, 2002.  The Company expects to record a one-time increase to net income as a change in accounting principle as of January 1, 2003 of approximately $135 million pretax related to excess depreciation previously recorded at the Local segment.  Historically, the Local segment recorded excess depreciation in accordance with regulatory requirements, straight line over the lives of the assets, related to estimated removal cost.  In addition, the Company expects the Local segment’s depreciation expense to decrease by approximately $6 million pretax and cost of services to increase by approximately $2 million pretax annually compared to 2002.    The Company expects to record a liability at fair value, with an offsetting asset, of approximately $4 million in 2003 related to the Wireless segment and the Other segment.  The asset will be depreciated straight line over the remaining lives of the assets, while the interest component of the liability will be accreted over the remaining lives of the assets.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating contracts that are not capital leases and termination benefits that involuntarily terminated employees receive in certain instances.  SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and requires liabilities associated with exit and disposal activities to be expensed as incurred.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).  SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and requires disclosure of the impact in interim financial information.  In addition, it amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  The Company adopted the disclosure provisions of SFAS 148 in December 2002, but currently does not intend to adopt SFAS 123 and therefore, has not selected a transition approach.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.  FIN 45 is effective for all guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year.  The Company is currently evaluating the impact, if any, that FIN 45 will have on its future consolidated financial statements, but could be required to record a liability for indemnifications related to the sale of substantially all of the assets of its Broadband business discussed further in Note 21 of the Notes to Consolidated Financial Statements.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), addresses consolidation by business enterprises of variable interest entities.  ARB 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest.   This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  As the Company does not have any variable interest entities, FIN 46 is expected to have no impact on the Company’s consolidated financial statements.

Business Development

In order to enhance shareowner value, the Company actively reviews opportunities for acquisitions, divestitures and strategic partnerships.  On February 22, 2003, certain of the Company’s subsidiaries entered into a definitive agreement to sell substantially all of the assets of the Broadband segment, excluding Broadwing Technology Solutions, for up to $129 million and the assumption of certain operating contractual commitments as further discussed in Note 21 of the Notes to Consolidated Financial Statements.

Item 7A.  Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate fluctuations.  To manage its exposure to interest rate fluctuations, the Company uses a combination of variable rate short-term and fixed rate long-term financial instruments.  The Company employs derivative financial instruments to manage its exposure to fluctuations in interest rates.  The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.  For a more detailed discussion of the Company’s use of financial instruments, refer to Note 6 of the Notes to Consolidated Financial Statements.

As of December 31, 2002 the Company was, however, required by terms of its credit facility to engage in interest rate swaps once certain thresholds were exceeded with regard to floating rate debt as a percentage of the Company’s total debt.  The Company exceeded this threshold during 2000 and, accordingly, entered into a series of interest rate swap agreements on notional amounts totaling $130 million. The Company continued to exceed the above noted threshold in 2001 and increased the notional amount to $490 million.  As of December 31, 2002, the Company held interest rate swaps with notional amounts totaling $400 million, a decrease of $90 million due to agreements that expired during the year that were not renewed.  These agreements will expire throughout 2003.  The purpose of these agreements is to hedge against changes in market interest rates to be charged on the Company’s borrowings under its credit facility.  The March 2003 credit facility amendment and restatement eliminated the requirement to maintain a certain threshold of fixed rate debt as a percentage of the Company’s total debt.

Swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties.  Because the notional amounts are not exchanged, the notional amounts of these agreements are not indicative of the Company’s exposure resulting from these derivatives.  The amounts to be exchanged between the parties are primarily the result of the swap’s notional amount and the fixed and floating rate percentages to be charged on the swap.  In accordance with Statement of Financial Accounting Standard SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”  (“SFAS 133”), interest rate differentials associated with the Company’s interest rate swaps are recorded as an adjustment to interest payable or receivable with the offset to interest expense over the life of the swap.  The swap agreements were a liability with a fair value of $7.2 million recorded on the balance sheet as of December 31, 2002, and a $4.5 million tax-effected amount recorded in other comprehensive income.

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

The following table sets forth the face amounts, maturity dates and average interest rates for the fixed- and floating-rate debt held by the Company at December 31, 2002 (excluding capital leases and interest rate swaps):

($ in millions)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Fixed-rate debt:	$22.6	—	$20.0	—	—	$828.7	$871.3	$606.1
Average interest rate on fixed-rate debt	6.3%	—	6.3%	—	—	6.8%	6.7%	—

Floating-rate debt:	$172.1	$994.9	$4.9	$403.1	$73.1	—	$1,648.1	$1,648.1
Average interest rate on floating-rate debt	4.6%	4.6%	4.3%	4.2%	4.6%	—	4.5%	—

Item 8. Financial Statements and Supplementary Schedules

Index to Consolidated Financial Statements

Consolidated Financial Statements:

Report of Management

Report of Independent Accountants

Consolidated Statements of Operations and Comprehensive Income (Loss)

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Shareowners’ Equity (Deficit)

Notes to Consolidated Financial Statements

Financial Statement Schedule:

For each of the three years in the period ended December 31, 2002:

II - Valuation and Qualifying Accounts

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

In meeting its responsibility for the reliability of the financial statements, management maintains a system of internal accounting controls, which is continually reviewed and evaluated. Our internal auditors monitor compliance with the system of internal controls in connection with their program of internal audits. However, there are inherent limitations that should be recognized in considering the assurances provided by any system of internal accounting controls. Management believes that its system provides reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management’s authorization, that the recorded accountability for assets is compared with the existing assets at reasonable intervals, and that appropriate action is taken with respect to any differences. Management also seeks to assure the objectivity and integrity of its financial data by the careful selection of its managers, by organization arrangements that provide an appropriate division of responsibility, and by communications programs aimed at assuring that its policies, standards and managerial authorities are understood throughout the organization.

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

/s/ Kevin W. Mooney
Kevin W. Mooney
Chief Executive Officer

/s/ Thomas L. Schilling
Thomas L. Schilling
Chief Financial Officer

Report of Independent Accountants

To the Board of Directors and the

Shareowners of Broadwing Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Broadwing Inc. (“the Company”) and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142.  In addition, as discussed in Note 1 to the consolidated financial statements, the Company adopted SEC Staff Accounting Bulletin No. 101 in 2000 and changed its method of accounting for certain revenue and related costs.

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
March 27, 2003

Broadwing Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Millions of Dollars, Except Per Share Amounts)

The accompanying notes are an integral part of the financial statements.

	Year Ended December 31
	2002	2001	2000
Revenue
Costs and Expenses	$2,155.9	$2,271.6	$1,973.7
Cost of services and products (excluding depreciation of $373.9, $353.4, and $258.7, respectively, included below)	1,027.7	1,130.9	939.0
Selling, general and administrative	487.4	561.6	579.6
Depreciation	471.0	441.2	346.0
Amortization	25.3	113.6	113.5
Restructuring	37.1	93.4	(0.8)
Asset Impairments and other	2,200.9	152.0	—
Total costs and expenses	4,249.4	2,492.7	1,977.3
Operating Loss	(2,093.5)	(221.1)	(3.6)
Minority interest expense	57.6	51.3	44.1
Equity loss in unconsolidated entities	—	4.0	15.5
Interest expense and other financing costs	164.2	168.1	163.6
Loss (gain) on investments	10.7	(11.8)	356.3
Other expense (income), net	(0.5)	(20.4)	1.8
Loss from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	(2,325.5)	(412.3)	(584.9)
Income tax expense (benefit)	105.7	(96.5)	(181.6)
Loss from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(2,431.2)	(315.8)	(403.3)
Income from discontinued operations, net of taxes of $119.7, $16.3, $16.0, respectively	217.6	29.6	27.0
Loss before cumulative effect of change in accounting principle	(2,213.6)	(286.2)	(376.3)
Cumulative effect of change in accounting principle, net of taxes of $5.8 and $0.0, respectively	(2,008.7)	—	(0.8)
Net Loss	(4,222.3)	(286.2)	(377.1)
Dividends applicable to preferred stock	10.4	10.4	8.1
Net Loss Applicable to Common Shareowners	$(4,232.7)	$(296.6)	$(385.2)

Net Loss	$(4,222.3)	$(286.2)	$(377.1)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swaps	2.9	(7.4)	—
Unrealized gain (loss) on investments	—	(85.9)	85.9
Unrealized gain on cash flow hedges	—	17.0	—
Reclassification adjustment - investments and gain on cash flow hedges	—	(17.0)	(170.0)
Additional minimum pension liability adjustment	(6.0)	(0.1)	(0.1)
Total other comprehensive loss	(3.1)	(93.4)	(84.2)
Comprehensive Loss	$(4,225.4)	$(379.6)	$(461.3)

Basic and Diluted Earnings (Loss) Per Common Share
Loss from continuing operations	$(11.18)	$(1.50)	$(1.95)
Income from discontinued operations, net of taxes	1.00	0.14	0.13
Cumulative effect of change in accounting principle, net of taxes	(9.20)	—	—
Net Loss per Common Share	$(19.38)	$(1.36)	$(1.82)

Weighted Average Common Shares Outstanding (millions)
Basic and Diluted	218.4	217.4	211.7

Broadwing Inc.

CONSOLIDATED BALANCE SHEETS

(Millions of Dollars, Except Per Share Amounts)

	As of December 31
	2002	2001
Assets
Current assets
Cash and cash equivalents	$44.9	$30.0
Restricted Cash	7.0	—
Short-term investments	—	22.7
Receivables, less allowances of $53.0 and $36.4	290.6	310.9
Materials and supplies	32.2	39.7
Deferred income tax benefits	11.3	16.7
Prepaid expenses and other current assets	23.8	30.0
Assets from discontinued operations	—	21.4
Total current assets	409.8	471.4

Property, plant and equipment, net	867.9	3,059.3
Goodwill, net of accumulated amortization of $3.3 and $164.1	40.9	2,048.6
Other intangibles, net	66.9	396.3
Deferred income tax benefits	—	227.9
Other noncurrent assets	82.1	108.5
Total assets	$1,467.6	$6,312.0

Liabilities and Shareowners' Equity (Deficit)

Current liabilities
Short-term debt	$203.7	$150.0
Accounts payable	129.4	177.6
Current portion of unearned revenue and customer deposits	108.9	178.3
Accrued taxes	84.4	110.9
Accrued restructuring	41.1	78.6
Other current liabilities	169.6	215.0
Liabilities from discontinued operations	—	11.9
Total current liabilities	737.1	922.3

Long-term debt, less current portion	2,354.7	2,702.0
Unearned revenue, less current portion	276.5	415.9
Deferred income tax liabilities	37.2	—
Other noncurrent liabilities	166.5	157.7
Total liabilities	3,572.0	4,197.9

Minority interest	443.9	435.7

Commitments and contingencies	—	—
		—
Shareowners' Equity (Deficit) 6¾% Cumulative Convertible Preferred Stock, 2,357,299 shares authorized, 155,250 (3,105,000 depository shares) issued and outstanding at December 31, 2002 and 2001	129.4	129.4

Common shares, $.01 par value; 480,000,000 shares authorized; 226,598,844 and 225,873,352 shares issued; 218,690,375 and 218,067,552 outstanding at December 31, 2002 and 2001	2.3	2.3
Additional paid-in capital	2,365.1	2,365.8
Accumulated deficit	(4,885.6)	(663.3)
Accumulated other comprehensive loss	(13.8)	(10.7)
Common shares in treasury, at cost: 7,908,469 and 7,805,800 shares at December 31, 2002 and 2001	(145.7)	(145.1)

Total shareowners' equity (deficit)	(2,548.3)	1,678.4

Total liabilities and shareowners' equity (deficit)	$1,467.6	$6,312.0

The accompanying notes are an integral part of the financial statements.

Broadwing Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Year Ended December 31
	2002	2001	2000
Cash Flows from Operating Activities
Net loss	$(4,222.3)	$(286.2)	$(377.1)
Adjustments to reconcile net loss to net cash provided by operating activities Cumulative effect of change in accounting principle, net of tax	2,008.7	—	0.8
Gain from sale discontinued operations, net of taxes	(211.8)	—	(0.7)
Depreciation	471.0	441.2	346.0
Amortization	25.3	113.6	113.5
Asset impairments	2,200.9	152.0	—
Tax valuation allowance	1,092.5	35.8	30.1
Provision for loss on receivables	55.6	88.4	71.1
Noncash interest expense	47.4	37.0	38.7
Minority interest expense	57.6	51.3	44.1
Equity loss in unconsolidated entities	—	4.0	15.5
Loss (gain) on investments, net	10.7	(11.8)	356.3
Deferred income tax expense (benefit)	(946.4)	(117.0)	(212.5)
Tax benefits from employee stock option plans	2.5	19.5	40.2
Income from insurance demutualization	—	(19.7)	—
Other, net	0.7	6.2	(9.9)

Changes in operating assets and liabilities
Increase in receivables	(35.7)	(94.3)	(175.5)
(Increase) decrease in prepaid expenses and other current assets	4.9	(20.3)	6.0
(Decrease) increase in accounts payable	(59.8)	(66.6)	74.6
(Decrease) increase in accrued and other current liabilities	(66.5)	53.4	53.3
Decrease in unearned revenue	(198.0)	(82.8)	(20.1)
Increase in other assets and liabilities, net	(37.8)	(41.0)	(62.5)
Net cash provided by (used in) discontinued operations	(6.9)	(3.2)	(3.5)
Net cash provided by operating activities	192.6	259.5	328.4

Cash Flows from Investing Activities
Capital expenditures	(175.9)	(648.5)	(843.7)
Proceeds from sale of investments	23.3	115.4	58.5
Purchase of equity securities	—	(1.5)	(80.5)
Other, net	—	—	2.5
Proceeds from the sale of discontinued operations	345.0	—	11.3
Net cash provided by (used in) investing activities	192.4	(534.6)	(851.9)

Cash Flows from Financing Activities
Issuance of long-term debt	151.0	508.0	884.0
Repayment of long-term debt	(470.0)	(203.3)	(404.0)
Short-term borrowings (repayments), net	(6.9)	2.4	(1.9)
Debt issuance costs	(9.2)	(2.6)	—
Purchase of Broadwing shares for treasury and employee benefit plans	(0.6)	—	—
Issuance of common shares — exercise of stock options	0.8	22.5	64.2
Minority interest and preferred stock dividends paid	(35.2)	(59.8)	(61.7)
Net cash provided (used in) by financing activities	(370.1)	267.2	480.6
Net increase (decrease) in cash and cash equivalents	14.9	(7.9)	(42.9)
Cash and cash equivalents at beginning of period	30.0	37.9	80.8
Cash and cash equivalents at end of period	$44.9	$30.0	$37.9

The accompanying notes are an integral part of the financial statements.

Broadwing Inc.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY (DEFICIT)

(Millions of Dollars)

	6¾%Cumulative Convertible Preferred Shares		Common Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
($and shares in millions)	Shares	Amount	Shares	Amount	Shares	Amount				Total

Balance at January 1, 2000	0.2	$129.4	208.7	$2.1	(7.8)	$(145.1)	$1,979.5	$—	$166.9	$2,132.8
Shares issued under employee plans	—	—	5.0	—	—	—	130.0	—	—	130.0
Net loss	—	—	—	—	—	—	—	(377.1)	—	(377.1)
Depository share conversion	2.9	—	—	—	—	—	—	—	—	—
Additional minimum pension liability adjustment, net of taxes of $0.0	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Unrealized loss on investments, net of reclassification adjustments and net of taxes of $54.4	—	—	—	—	—	—	—	—	(84.1)	(84.1)
Restricted stock amortization	—	—	0.1	—	—	—	3.6	—	—	3.6
Dividends on 6¾% preferred shares	—	—	—	—	—	—	(12.3)	—	—	(12.3)
Redemption of 7¼% convertible preferred stock	—	—	9.5	0.1	—	—	228.6	—	—	228.7

Balance at December 31, 2000	3.1	129.4	223.3	2.2	(7.8)	(145.1)	2,329.4	(377.1)	82.7	2,021.5
Shares issued under employee plans	—	—	2.3	0.1	—	—	40.7	—	—	40.8
Net loss	—	—	—	—	—	—	—	(286.2)	—	(286.2)
Additional minimum pension liability adjustment, net of taxes of $0.0	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Unrealized loss on investments, net of reclassification adjustments and net of taxes of $46.2	—	—	—	—	—	—	—	—	(85.9)	(85.9)
Unrealized loss on interest rate swaps, net of taxes of $4.0	—	—	—	—	—	—	—	—	(7.4)	(7.4)
Restricted stock amortization	—	—	0.3	—	—	—	6.1	—	—	6.1
Dividends on 6¾% preferred shares	—	—	—	—	—	—	(10.4)	—	—	(10.4)

Balance at December 31, 2001	3.1	129.4	225.9	2.3	(7.8)	(145.1)	2,365.8	(663.3)	(10.7)	1,678.4
Shares issued (purchased) under employee plans	—	—	0.2	—	(0.1)	(0.6)	3.3	—	—	2.7
Net loss	—	—	—	—	—	—	—	(4,222.3)	—	(4,222.3)
Additional minimum pension liability adjustment, net of taxes of $3.3	—	—	—	—	—	—	—	—	(6.0)	(6.0)
Unrealized gain on interest rate swaps, net of taxes of ($1.6)	—	—	—	—	—	—	—	—	2.9	2.9
Restricted stock amortization	—	—	0.5	—	—	—	6.4	—	—	6.4
Dividends on 6¾% preferred shares	—	—	—	—	—	—	(10.4)	—	—	(10.4)
Balance at December 31, 2002	3.1	$129.4	226.6	$2.3	(7.9)	$(145.7)	$2,365.1	$(4,885.6)	$(13.8)	$(2,548.3)

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

1. Description of Business, Liquidity, and Accounting Policies

Description of Business — Broadwing Inc. (“the Company”) provides diversified telecommunications services through businesses in four segments: Broadband, Local, Wireless, and Other.  On November 9, 1999, the Company merged with IXC Communications, Inc. (“IXC”) in a transaction accounted for as a purchase (the “Merger”).  Accordingly, IXC’s operations (since renamed Broadwing Communications) have been included in the consolidated financial statements for all periods presented.

The Company completed the realignment of its business segments during the first quarter of 2002.  The Company’s web hosting operations provided by ZoomTown.com (“ZoomTown”), previously reported in the Other segment, were merged into the Company’s Broadwing Communications Inc. (“BCI”) subsidiary and are now reported in the Broadband segment in all periods presented.  ZoomTown’s DSL and dial-up Internet operations, also previously reported in the Other segment, were merged into Cincinnati Bell Telephone (“CBT”) and are reported in the Local segment in all periods presented.  In addition, during the first quarter of 2002, the Company sold substantially all of the assets of Cincinnati Bell Directory (“CBD”), which was previously reported in the Other segment.  Accordingly, the historical results of operations of the Broadband, Local, and Other segments have been recast to reflect the transfer and disposition of these operations.

Basis of Consolidation — The consolidated financial statements include the consolidated accounts of Broadwing Inc. and its majority-owned subsidiaries over which it exercises control.  Investments in which the Company has the ability to exercise significant influence, but which it does not control, are accounted for using the equity method.  For equity method investments, the Company’s share of income is calculated according to the Company’s equity ownership.  Any differences between the carrying amount of an investment and the amount of the underlying equity in the net assets of the investee are amortized over the expected life of the asset.  Significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Liquidity and Financial Resources — As of December 31, 2002, the amount of available borrowings to the Company under its credit facility were $163.9 million.  On March 26, 2003, the Company issued $350 million of mezzanine financing through Senior Subordinated Discount Notes Due 2009 (the “Mezzanine Financing”).  Proceeds from the Mezzanine Financing, net of fees, were used to pay down borrowings under the Company’s credit facility.  In conjunction with the Mezzanine Financing, the Company’s credit facility was also amended and restated ("Amended and Restated Credit Agreement") to, among other things, extend the revolving commitment, revise the financial covenants and allow for the sale of substantially all of the assets of the Broadband segment. As a result of the terms of the amendment, the total borrowing capacity will decrease from $1.825 billion as of December 31, 2002 to approximately $1.343 billion as of December 31, 2003 due to $262 million of scheduled repayments of the term debt facilities and a $220 million prepayment of the outstanding term debt and revolving credit facility from the Mezzanine Financing proceeds. The Company believes that its borrowing availability under the amended credit facility will provide sufficient liquidity for the foreseeable future.  However, the terms of the Mezzanine Financing and amended credit facility limit the Company’s ability to make future investments in or fund the operations of BCI.  Specifically, the Company and its other subsidiaries may not make investments in or fund the operations of BCI beyond an aggregate amount of $118 million after October 1, 2002. As of February 28, 2003, the Company had the ability to invest an additional $58 million in BCI based on these provisions.  The uncertainty of BCI's available liquidity resulting from these funding constraints, has prompted the Company’s independent accountants to include a going concern explanatory paragraph in their audit report filed along with the stand alone annual financial statements of BCI.  The going concern explanatory paragraph means that, in the opinion of the Company’s independent accountants, there is substantial doubt about BCI’s ability to continue to operate as going concern.  If BCI is unable to finance its operations through closing of the asset sale and meet its remaining obligations, or if a sale is not consummated, it may be forced to seek protection from its creditors through bankruptcy proceedings.

Use of Estimates — Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Cash Equivalents — Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash — Restricted Cash consists of cash equivalents held in escrow related to the Mezzanine Financing (refer to Note 21), which the Company can access only upon certain triggering events.

Unbilled Receivables — Unbilled receivables arise from local, broadband and wireless services rendered but not yet billed, in addition to network construction revenue that is recognized under the percentage-of-completion method.  Network construction receivables are billable upon achievement of contractual milestones or upon completion of contracts.  As of December 31, 2002 and 2001, unbilled receivables totaled $91 million and $95 million, respectively.  Unbilled receivables of $51 million and $45 million at December 31, 2002 and 2001, respectively, include both claims and signed change orders related to a construction contract that was terminated during the second quarter of 2002.  The Company believes such amounts are valid and collectible receivables.  Refer to Note 20 for a detailed discussion of this construction contract.

Allowance for Uncollectible Accounts Receivable – The Company establishes provisions for uncollectible accounts receivable using both percentages of aged accounts receivable balances to reflect the historical average of credit losses and specific provisions for certain large, potentially uncollectible balances.  The Company believes that its allowance for potential losses is adequate based on the methods above.  However, if one or more of the Company’s larger customers were to default on its accounts receivable obligations or general economic conditions in the United States of America deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established.

Materials and Supplies — Materials and supplies consist of wireless handsets and other materials and supplies, which are carried at the lower of average cost or market.

Property, Plant and Equipment — Property, plant and equipment is generally stated at cost.  However, a significant portion of the property, plant and equipment of the Broadband segment was recorded at fair market value on the November 9, 1999 date of the Merger.  The Company’s provision for depreciation of telephone plant is determined on a straight-line basis using the whole life and remaining life methods.  Provision for depreciation of other property is based on the straight-line method over the estimated useful life.  Repairs and maintenance expense items are charged to expense as incurred.  Telephone plant is retired at its original cost, net of cost of removal and salvage, and is charged to accumulated depreciation.  Upon the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) effective beginning in the first quarter of 2003, cost of removal for telephone plant will be included in costs of products and services.

Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with purchase business combinations, primarily the merger with IXC, in November 1999.  Indefinite-lived intangible assets consist primarily of FCC licenses of the Wireless segment.  Upon the adoption of Statement of Financial Accounting Standards No. 142,

“Goodwill and Other Intangible Assets” ("SFAS 142") on January 1, 2002, the Company recorded a goodwill impairment charge of $2,008.7 million, net of tax, and ceased amortization of remaining goodwill and indefinite-lived intangible assets as discussed in  Note 2.

Pursuant to SFAS 142, goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired.  For goodwill, a two-step impairment test is performed.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying value of a reporting unit exceeds its fair value, then the second step of the impairment test is performed to measure the amount of impairment loss.  The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The implied fair value is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination.  The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the reporting unit goodwill is in excess of the implied fair value of that goodwill, then an impairment loss is recognized equal to that excess.  For indefinite-lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible asset with its carrying value.  If the carrying value of an indefinite-lived asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

In 2001 and 2000, goodwill was amortized on a straight-line basis over estimated useful lives of 30 to 40 years, with the vast majority being amortized over 30 years.  Indefinite lived intangible assets were amortized on a straight-line basis over estimated useful lives of 2 to 40 years.

Other Intangible Assets — Intangible assets subject to amortization expense consist primarily of acquired customer relationships, pension related intangible assets, and roaming and trade name agreements acquired by the Wireless segment.  These intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from 2 to 40 years.

Impairment of Long-lived Assets, Other than Goodwill and Indefinite lived Intangibles – The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite lived assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount.  An impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value.

During the fourth quarter of 2002, the Company performed an impairment assessment of its Broadband segment assets as a result of the restructuring plan implemented during the quarter and the strategic alternatives being explored, including the potential sale of the Broadband business.  This assessment considered all of the contemplated strategic alternatives for the Broadband segment, including a potential sale of assets, using a probability-weighted approach.  Based on this assessment, it was determined that the long-lived assets of the Company’s Broadband segment were impaired and the Company recorded a $2.2 billion non-cash impairment charge to reduce the carrying value of these assets.  Of the total charge, $1,901.7 million related to tangible fixed assets and $298.3 million related to finite-lived intangible assets.

Other Assets— Deferred financing costs are costs incurred in connection with obtaining long-term financing; such costs are amortized as interest expense over the terms of the related debt agreements.  Certain costs incurred with the connection and activation of customers are amortized on a straight-line basis over the average customer life.  The funded status of certain pension plans of the Company requires recognition of a prepaid asset as further described in Note 12.

Investments — Investments in publicly traded companies over which the Company does not exercise significant influence are reported at fair value in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  The Company reviews its investments for impairment whenever the fair value of the individual investment is less than its cost basis.  An impairment loss is recognized if the decline in fair value is deemed to be “other than temporary.”  The Company uses the average cost basis to determine the gain or loss on an investment transaction.

Revenue Recognition — Local, wireless and broadband transport service revenue is billed monthly, in advance, with revenue being recognized when earned.  Both switched voice and data and Internet product revenue are billed monthly in arrears, while the revenue is recognized as the services are provided.  Revenue from product sales and certain services is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance.  The Company modified its revenue recognition policies on January 1, 2000, to be in conformity with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  Accordingly, service activation revenue is deferred and recognized over the appropriate service life for the associated service.

Indefeasible right-of-use agreements (“IRU”) represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash.  The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated.  In 2002, the Company recognized non-cash, non-recurring revenue and operating income related to IRU terminations with bankrupt customers to whom the Company was no longer obligated to provide services, totaling $58.7 million (net of a $4.25 million termination payment discussed in Note 20).  IRU and related maintenance revenue are included in the broadband transport category of the Broadband segment.

Construction revenue and estimated profits are recognized according to the percentage of completion method on a cost incurred to total costs estimated at completion basis.  The method is used because the Company can make reasonably dependable estimates of revenue and costs applicable to various stages of a contract.  As the financial reporting of these contracts depends on estimates that are continually assessed throughout the terms of the contracts, revenue recognized is subject to revision as the contracts near completion.  Revisions in estimates are reflected in the period in which the facts that give rise to the revision become known and could impact revenue and costs of services and products.  Construction projects are considered substantially complete upon customer acceptance.  In November 2001, the Company announced its intention to exit the construction business upon completion of one remaining contract.  That contract was terminated in 2002 and is currently in dispute as discussed in Note 20.

Advertising — Costs related to advertising are expensed as incurred and amounted to $14 million, $39 million, and $64 million in 2002, 2001 and 2000, respectively.

Fiber Exchange Agreements — In connection with the development of its optical network, the Company entered into various agreements to exchange fiber usage rights.  The Company accounts for agreements with other carriers to exchange fiber asset service contracts either for capacity or services by recognizing the fair value of the revenue earned and expense incurred.  Exchange agreements accounted for non-cash revenue and expense, in equal amounts, of $8 million, $12 million and $19 million in 2002, 2001 and 2000, respectively, with no impact on operating or net income (loss).

Income Taxes — The income tax provision consists of an amount for taxes currently payable and an expense (or benefit) for tax consequences deferred to future periods.  In evaluating the carrying value of its deferred tax assets, the Company considers prior operating results, future taxable income projections, expiration of tax loss carryforwards and ongoing prudent and feasible tax planning strategies.

Stock-Based Compensation —The Company accounts for stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.  Compensation cost is measured under the intrinsic value method.  Stock-based employee compensation cost is not reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and earnings (loss) per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation in all periods presented.

	Year ended December 31
($ in millions except per share amounts)	2002	2001	2000
Net loss applicable to common shareowners:
As reported	$(4,232.7)	$(296.6)	$(385.2)
Deduct: Total stock-based employee compensation expense determined under fair value, net of related taxes	(30.1)	(24.4)	(17.8)
Total pro forma net loss	$(4,262.8)	$(321.0)	$(403.0)
Diluted loss per share:
As reported	$(19.38)	$(1.36)	$(1.82)
Pro forma	$(19.47)	$(1.48)	$(1.90)

The weighted average fair values at the date of grant for the Company options granted to employees were $3.52, $7.40 and $12.75 during 2002, 2001 and 2000, respectively.  Such amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000

Expected dividend yield	—	—	—
Expected volatility	120.7%	68.7%	48.9%
Risk-free interest rate	3.1%	4.1%	5.1%
Expected holding period - years	3	3	4

Derivative Financial Instruments — In the normal course of business, the Company employs derivative financial instruments to manage its exposure to fluctuations in interest rates and share prices on minority equity investments. The Company does not hold or issue derivative financial instruments for trading purposes.  Interest rate differentials associated with the Company’s interest rate swaps are recorded as an adjustment to interest payable or receivable with an offset to interest expense over the life of the swap.  The forward sale of equity investments is accounted for by recording a current asset and current liability at the time of execution of the forward sale contract.  Once the forward contract is settled, the gain or loss on the hedged investment is reclassified from other comprehensive income to a realized gain or loss and the current asset and current liability are reversed.  A more comprehensive discussion of financial instruments is included in Note 6.

Pension and Postretirement Benefits – The Company calculates net periodic pension and postretirement expenses and liabilities on an actuarial basis under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and Statement of Financial Accounting

Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”).  The actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability related to these plans.  Key actuarial assumptions are presented in Note 12 of the Notes to Consolidated Financial Statements.

The most significant of these numerous assumptions, which are reviewed annually, include the discount rate, expected long-term rate of return on plan assets and health care cost trend rates.  The discount rate is selected based on current market interest rates on high-quality, fixed-rate debt securities.  The expected long-term rate of return on plan assets, developed using the building block approach, is based on the participant’s benefit horizons; the mix of investments held directly by the plans, which is generally 60% equities and 40% bonds; and the current view of expected future returns, which is influenced by historical averages.  The health care cost trend rate is based on actual claims experience and future projections of medical cost trends.  The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes.  Revisions to and variations from these estimates would impact both costs of services and products and selling, general and administrative expenses.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results.

Recently Issued Accounting Standards — In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  This statement deals with the costs of closing facilities and removing assets.  SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred.  This cost is initially capitalized and amortized over the remaining life of the underlying asset.  Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition.  SFAS 143 is effective for fiscal years beginning after June 15, 2002.  The Company expects to record a one-time increase to net income as a change in accounting principle as of January 1, 2003 of approximately $135 million pretax related to excess depreciation previously recorded at the Local segment.  Historically, the Local segment recorded excess depreciation in accordance with regulatory requirements, straight line over the lives of the assets, related to estimated removal cost.  In addition, the Company expects the Local segment’s depreciation expense to decrease by approximately $6 million pretax and cost of services to increase by approximately $2 million pretax annually compared to 2002.  The Company expects to record a liability at fair value, with an offsetting asset, of approximately $4 million in 2003 related to the Wireless segment and the Other segment.  The asset will be depreciated straight line over the remaining lives of the assets, while the interest component of the liability will be accreted over the remaining lives of the assets.

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

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).  SFAS 148 amends SFAS 123 to provide for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and requires disclosure of the impact in interim financial information.  In addition, it amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  The Company adopted the disclosure provisions SFAS 148 in December 2002, but currently does not intend to adopt SFAS 123 and therefore, has not selected a transition approach.

In November 2002, the FASB issued Financial Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.  FIN 45 is effective for all guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year.  The Company is currently evaluating the impact, if any, that FIN 45 will have on its future consolidated financial statements, but could be required to record a liability for indemnifications related to the sale of substantially all of the assets of its Broadband business discussed further in Note 21.

In December 2002, FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), addresses consolidation by business enterprises of variable interest entities.  ARB 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  As the Company does not have any variable interest entities, FIN 46 is expected to have no impact on the Company’s consolidated financial statements.

2. Goodwill and Intangible Assets

On June 29, 2001 the FASB issued SFAS 142, which required cessation of the amortization of goodwill and indefinite-lived intangible assets and annual impairment testing of those assets.  Intangible assets that have finite useful lives continue to be amortized.  The Company adopted SFAS 142 on January 1, 2002, as required.  The Company completed the initial impairment test for its Wireless and Broadband segments, during the first quarter of 2002, which indicated that goodwill of its Broadband segment was impaired as of January 1, 2002.  In the second quarter of 2002, the Company recorded an impairment charge of $2,008.7 million, net of taxes, effective as of January 1, 2002.  The impairment charge is reflected as a cumulative effect of change in accounting principle, net of taxes, in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table reconciles the Company’s 2002, 2001 and 2000 net loss, adjusted to exclude amortization of goodwill and indefinite lived intangible assets pursuant to SFAS 142, to the 2002, 2001 and 2000 reported amounts:

	Year Ended December 31,
($ in millions, except per common share amounts)	2002	2001	2000

Loss before cumulative effect of change in accounting principle	$(2,213.6)	$(286.2)	$(376.3)
Add back: Goodwill amortization, net of tax	—	73.2	77.6
Add back: Assembled workforce amortization, net of tax	—	5.2	5.9
Add back: FCC License amortization, net of tax	—	0.5	0.5
Adjusted loss before cumulative effect of change in accounting principle	$(2,213.6)	$(207.3)	$(292.3)

Net loss applicable to common shareowners	$(4,232.7)	$(296.6)	$(385.2)
Add back: Goodwill amortization, net of tax	—	73.2	77.6
Add back: Assembled workforce amortization, net of tax	—	5.2	5.9
Add back: FCC License amortization, net of tax	—	0.5	0.5
Adjusted net loss applicable to common shareowners	$(4,232.7)	$(217.7)	$(301.2)

Basic and diluted loss per common share
Loss before cumulative effect of change in accounting principle	$(10.18)	$(1.36)	$(1.82)
Add back: Goodwill amortization	—	0.34	0.37
Add back: Assembled workforce amortization	—	0.03	0.03
Add back: FCC License amortization	—	—	—
Adjusted loss before cumulative effect of change in accounting principle	$(10.18)	$(0.99)	$(1.42)

Basic and diluted loss per common share
Net loss applicable to common shareowners	$(19.38)	$(1.36)	$(1.82)
Add back: Goodwill amortization	—	0.34	0.37
Add back: Assembled workforce amortization	—	0.03	0.03
Add back: FCC License amortization	—	—	—
Adjusted net loss applicable to common shareowners	$(19.38)	$(0.99)	$(1.42)

The following table details the components of the carrying amount of other intangible assets.  Indefinite-lived intangible assets consist primarily of FCC licenses of the Wireless segment.  Intangible assets subject to amortization expense consist primarily of acquired customer relationships and intangible assets associated with pension plans.  The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), on January 1, 2002 as required.  In the fourth quarter of 2002, the Company recorded a non-cash intangible asset impairment charge of $298.3 million, related to its Broadband segment (refer to Note 1):

($ in millions)	December 31,
	2002	2001

Indefinite-lived intangible assets, excluding goodwill	$35.7	$35.7

Intangible assets subject to amortization:
Gross carrying amount	442.4	441.3
Reclassification of assembled workforce	(24.0)	—
Asset impairment	(298.3)	—
Accumulated amortization	(88.9)	(80.7)
Net carrying amount	31.2	360.6

Total other intangible assets	$66.9	$396.3

	Year Ended December 31,
	2002	2001	2000
Amortization expense of finite-lived other intangible assets	$25.3	$38.7	$34.1

The estimated intangible asset amortization expense for each of the fiscal years 2003 through 2007 is less than $1 million.

The following table presents a rollforward of the activity related to goodwill by segment:

	Year Ended				Year Ended
	December 31, 2002				December 31, 2001
($ in millions)	Broadband	Wireless	Other	Total	Broadband	Wireless	Other	Total

Goodwill, beginning of year	$2,007.7	$40.1	$0.8	$2,048.6	$2,007.7	$40.1	$0.8	$2,048.6
Reclassification of assembled workforce	4.1	—	—	4.1	—	—	—	—

Impairment charge	(2,011.8)	—	—	(2,011.8)	—	—	—	—
Goodwill, end of year	$—	$40.1	$0.8	$40.9	$2,007.7	$40.1	$0.8	$2,048.6

3. Restructuring and Other Charges

October 2002 Restructuring Charge

In October 2002, the Company initiated a restructuring of Broadwing Communications that is intended to reduce annual expenses by approximately $200 million compared to 2002 and enable the Broadband business to become cash flow positive.  The plan includes initiatives to reduce the workforce by approximately 500 positions; reduce line costs by approximately 25% through network grooming, optimization, and rate negotiations; and exit the international wholesale voice business.  In addition, CBT initiated a restructuring to realign sales and marketing to better focus on enterprise customers.  The plan includes initiatives to reduce the workforce by approximately 38 positions.  The Company recorded restructuring charges of $14.7 million, consisting of $9.4 million related to employee separation benefits and $5.3 million related to contractual terminations.  As of December 31, 2002, 459 employee separations had been completed which utilized reserves of $5.9 million, of which all was cash.  The Company expects to complete the restructuring plan for both CBT and BCI by June 30, 2003.

The following table illustrates the activity in this reserve since its inception:

Type of costs ($ in millions)	Initial Charge	Utilizations	Balance December 31, 2002

Employee separations	$9.4	$(5.9)	$3.5
Terminate contractual obligations	5.3	—	5.3
Total	$14.7	$(5.9)	$8.8

September 2002 Restructuring Charge

During the third quarter of 2002, the Company recorded restructuring charges of $9.6 million.  The restructuring charges consisted of $4.6 million related to employee separation benefits and $5.0 million related to contractual terminations associated with the Company’s exit of a product line (for a further discussion of the contractual termination, refer to Note 20).  The restructuring costs include the cost of employee separation benefits, including severance, medical and other benefits, related to three employees including the former CEO of the Company.  The Company utilized the total reserve of $9.6 million, of which $9.1 million was cash expenditures.  This restructuring is complete and closed.

The following table illustrates the activity in this reserve since its inception:

Type of costs ($ in millions)	Initial Charge	Utilizations	Balance December 31, 2002

Employee separations	$4.6	$(4.6)	$—
Terminate contractual obligations	5.0	(5.0)	—
Total	$9.6	$(9.6)	$—

November 2001 Restructuring Plan

In November 2001, the Company adopted a restructuring plan which included initiatives to consolidate data centers, reduce the Company’s expense structure, exit the network construction business, eliminate other nonstrategic operations and merge the digital subscriber line (“DSL”) and certain dial-up Internet operations into the Company’s other operations.  Total restructuring and impairment costs of $232.3 million were recorded in 2001 related to these initiatives.  The $232.3 million consisted of restructuring liabilities in the amount of $84.2 million and related non-cash asset impairments in the amount of $148.1 million.  The restructuring charge was comprised of $21.4 million related to involuntary employee separation benefits, $62.5 million related to lease and other contractual terminations and $0.3 million relating to other exit costs.

During the first quarter of 2002, the Company recorded additional restructuring charges of $16.5 million resulting from employee separation benefits and costs to terminate contractual obligations, which were actions contemplated in the original plan for which an amount could not be reasonably estimated at that time.  During fourth quarter of 2002, a $1 million reversal was made to the restructuring reserve due to a change in estimate related to the termination of contractual obligations.  In total, the Company expects this restructuring plan to result in cash outlays of $94.7 million and non-cash items of $153.1 million.  The Company completed the plan as of December 31, 2002, except for certain lease obligations, which are expected to continue through December 31, 2005.

The restructuring costs include the cost of involuntary employee separation benefits, including severance, medical and other benefits, related to 863 employees across all areas of the Company.  As of December 31, 2002, all employee separations had been completed which utilized reserves of $22.4 million, $17.6 million of which was cash.  Total cash expenditures during 2002 amounted to $56.4 million. In connection with the restructuring plan, the Company performed a review of its long-lived assets to identify any potential impairments in accordance with Statement of Financial Accounting Standard No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”).  The Company recorded a $148.1 million charge as an expense of operations according to SFAS 121, resulting from the write-off of certain assets related to the closing of data centers, consolidation of office space and curtailment of other Company operations.

The following table illustrates the activity in this reserve since November of 2001:

Type of costs ($ in millions):	Initial Charge	Utilizations	Balance December 31, 2001	Utilizations	Adjustments	Balance December 31, 2002

Employee separations	$21.4	$(7.8)	$13.6	$(14.6)	$1.0	$—
Terminate contractual obligations	62.5	(2.4)	60.1	(42.4)	14.4	32.1
Other exit costs	0.3	—	0.3	(0.4)	0.1	—
Total	$84.2	$(10.2)	$74.0	$(57.4)	$15.5	$32.1

February 2001 Restructuring Plan

In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati-based subsidiaries, including CBT, Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Wireless (“CBW”) and Cincinnati Bell Public Communications (“Public”) in order to create one centralized “Cincinnati Bell” presence for its customers.  Total restructuring costs of $9.4 million were recorded in the first quarter of 2001 and consisted of $2.5 million related to lease terminations and $6.9 million related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for 114 employees.  Of the total charge, $0.4 million in contractual terminations were related to CBD, which is presented as a discontinued

operation.  During 2002, a $2.1 million reversal was made to the restructuring reserve due to an expected lease termination that did not occur.  In total, the Company expects this restructuring plan to result in cash outlays of $6.4 million and non-cash items of $0.9 million.  As of December 31, 2002, this restructuring was completed and closed.  Total cash expenditures in 2002 amounted to $0.2 million.

The following table illustrates the activity in this reserve since February of 2001:

Type of costs ($ in millions):	Initial Charge	Utilizations	Adjustments	Balance December 31, 2001	Utilizations	Adjustments	Balance December 31, 2002

Employee separations	$6.9	$(6.3)	$0.1	$0.7	$(0.7)	$—	$—
Terminate contractual obligations	2.5	(0.3)	—	2.2	(0.1)	(2.1)	—
Total	$9.4	$(6.6)	$0.1	$2.9	$(0.8)	$(2.1)	$—

1999 Restructuring Plan

In December 1999, the Company initiated a restructuring plan to integrate operations of the Company and Broadwing Communications, improve service delivery, and reduce the Company’s expense structure.  Total restructuring costs and asset impairments of $18.6 million were recorded in 1999 related to these initiatives.  The $18.6 million consisted of $7.7 million relating to Broadwing Communications (recorded as a component of the purchase price allocation) and $10.9 million relating to the Company (recorded as a cost of operations).  The $10.9 million relating to the Company consisted of restructuring and other liabilities in the amount of $9.5 million and related asset impairments in the amount of $1.4 million.

The restructuring costs recorded in 1999 included the costs of involuntary employee separation benefits related to 347 employees (263 Broadwing Communications employees and 84 employees from other subsidiaries of the Company).  As of March 31, 2001, all employee separations had been completed for a total cash expenditure of $9.1 million.  Employee separation benefits included severance, medical and other benefits, and primarily affected customer support, infrastructure, and the Company’s long distance operations.  The restructuring plans also included costs associated with the closure of a variety of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors.

The following table illustrates activity in this reserve since December 31, 1999:

Type of costs ($ in millions):	Balance December31, 1999	Utilizations	Adjustments	Balance December31, 2000	Utilizations	Adjustments	Balance December 31,2001	Utilizations	Adjustments	Balance December 31, 2002

Employee separations	$7.8	$(8.9)	$1.2	$0.1	$(0.2)	$0.1	$—	$—	$—	$—
Facility closure costs	4.4	(0.7)	(1.5)	2.2	(0.9)	—	1.3	(0.8)	(0.5)	—
Relocation	0.2	—	(0.2)	—	—	—	—	—	—	—
Other exit costs	4.4	(3.2)	0.3	1.5	(1.5)	—	—	—	—	—
Total	$16.8	$(12.8)	$(0.2)	$3.8	$(2.6)	$0.1	$1.3	$(0.8)	$(0.5)	$—

Net restructuring credits of $0.8 million recorded in operations during 2000 consisted of $0.7 million in additional employee severance offset by a $1.5 million reversal related to lease terminations.  An offsetting reduction of $0.6 million in adjustments was recorded at Broadwing Communications and was applied to goodwill as part of the purchase allocation associated with the Merger.  This consisted of $0.4 million in additional employee separations and $0.2 million in additional exist costs.  The adjustment of $0.1 million in 2001 is related to additional severance in excess of the initial estimate.

Total cash expenditures during 2002 amounted to $0.8 million.  These restructuring activities were completed and closed in the third quarter of 2002, and the remaining reserve of $0.5 million related to facility closure costs was reversed as it was not needed.

4. Investments

Investments in Equity Method Securities

As of December 31, 2000, the market value of the Company’s investment in Applied Theory Communications Inc. (a New York-based Internet service provider) was approximately $11.7 million, following the recording of an impairment charge on this security at the end of 2000.  This impairment charge was recorded because the Company believed that the decrease in value of Applied Theory shares was “other than temporary.”

The Company recorded a $4.0 million decrease in the value of the Applied Theory investment in 2001 as a result of the Company’s use of the equity method of accounting.  During 2001, the Company sold its shares of this investment and discontinued equity method accounting in May 2001 due to a decrease in its ownership percentage to less than 20%, the resignation of the Company’s seat on Applied Theory’s board of directors and the Company’s belief that it no longer exerted significant influence over the operations of Applied Theory.

In accordance with SFAS 115, the Company reclassified this investment to a trading security in 2001.  As such, fluctuations in the market value of Applied Theory were reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Loss (gain) on investments.”  Accordingly, the Company recognized pretax losses of $5.9 million, representing the difference between the market value and the Company’s recorded basis of the investment.  This investment was completely liquidated during 2001, generating proceeds of $1.8 million.

Investments in Marketable Securities

On November 2, 2001, Anthem Inc. (“Anthem”), a mutual insurance company in which the Company held various medical and vision insurance policies for coverage of its employees, converted from a mutual company to a publicly owned company in a transaction known as a demutualization.  As a mutual company, the owners of Anthem were the policyholders.  Upon demutualization, the Company was entitled to receive 459,223 shares, which represented the Company’s ownership interest in the newly created stock enterprise.  In 2001, the Company recorded a gain of $19.7 million based on the fair market value of the stock on the date of receipt in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the heading “Other expense (income), net.”

At December 31, 2001, the Company’s investment in Anthem was classified as a “trading” security under the provisions of SFAS 115 and classified as a short-term investment on the balance sheet because it was the Company’s intent to sell all shares of Anthem on the open market during January 2002.  In accordance with SFAS 115, an increase of $3.0 million in Anthem’s market value through December 31, 2001 was included in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Loss (gain) on investments.”  In January 2002, the Company sold its entire investment in Anthem generating cash proceeds of $23.3 million and an additional gain of $0.6 million.

The Company’s investment in Corvis Corporation, which was acquired in 2000, totaled zero at December 31, 2002 and 2001 and $190 million at December 31, 2000.  The unrealized holding gain on Corvis included in “Other Comprehensive Income” as of December 31, 2000 totaled $132 million ($86 million, net of tax).  The market value of the investment declined during 2001 by $69 million, net of taxes, before the Company completely hedged its exposure to this investment as described in Note 6.  Therefore, upon delivery of the shares, the Company reclassified the remaining $17 million after tax ($26 million pretax) gain from “Other

Comprehensive Income” to “Loss (gain) on investments.”  Proceeds received from the complete liquidation of the holdings totaled $82 million in 2001.

The Company’s investment in ZeroPlus.com, which was acquired in 1999, totaled $0.6 million as of December 31, 2000 and zero at the end of 2001.  In 1999, the Company recorded a pretax unrealized holding gain of $13 million ($9 million net of tax). The market value of this investment declined throughout 2000.  The change in the net unrealized holding gain, reflected in “Other Comprehensive Income (Loss)” over this period, was a pretax loss of $23 million ($15 million net of tax). There were no unrealized holding gains or losses as of December 31, 2000 as the Company recognized an “other than temporary” impairment of $10 million during the year.  The Company liquidated its entire position in this security during 2001 for a realized loss of $0.6 million, receiving minimal proceeds.

The Company’s investment in PSINet totaled $15 million as of December 31, 2000 and zero as of December 31, 2001 as the Company liquidated its entire investment through settlement of a forward sale (refer to Note 6) and sale of shares in the open market.  The Company received proceeds of $28 million and recorded a realized pretax gain of $17 million in 2001 related to these transactions.  The cost basis was calculated based on the related cost.  There was no unrealized gain or loss related to the investment included in “Other Comprehensive Income” as of December 31, 2000 or 2001.  During 1999, the Company recorded a pretax unrealized holding gain of $85 million, which was completely reversed during 2000 as the value of the investment declined.  During 2000, the Company determined that its investment had been impaired and that the impairment was “other than temporary.”  Accordingly, the Company recorded a realized pretax loss totaling $342 million.

The Company’s investment in PurchasePro, acquired in 1999, was liquidated in 2000 generating a realized pretax gain of $49 million, based on the related cost.  Proceeds from the sale totaled $50 million during 2000.

Investments in Other Securities

The Company periodically enters into certain equity investments for the promotion of business and strategic objectives.  A portion of these investments is in securities, which do not have readily determinable fair market values.  These investments are recorded at cost based on specific identification.  The carrying value of cost method investments was approximately $8 million and $16 million as of December 31, 2002 and 2001, respectively.  The Company reviews these investments on a regular basis using external valuations and cash flow forecasts as factors in determining the existence of an “other than temporary” impairment.  In the fourth quarter of 2002, the Company recorded a loss of $11 million on a cost based investment as the investment was determined to be “other than temporarily” impaired.

5. Debt

The Company’s debt consisted of the following as of the dates below:

($ in millions)	December 31
	2002	2001
Short-term debt:
Capital lease obligations, current portion	$9.0	$11.2
Bank notes, current portion	172.1	118.8
Current maturities of long-term debt	20.0	20.0
Other short-term debt	2.6	—
Total short-term debt	$203.7	$150.0

Long-term debt:
Bank notes, less current portion	$1,476.0	$1,828.2
9% Senior subordinated notes (Broadwing Communications)	46.0	46.0
6¾% Convertible subordinated debentures	502.8	470.5
Cincinnati Bell Telephone notes, less current portion	249.5	269.5
7¼% Senior secured notes	49.6	49.5
Capital lease obligations, less current portion	30.0	37.5
12½% Senior notes (Broadwing Communications)	0.8	0.8

Total long-term debt	$2,354.7	$2,702.0

Average balances of short-term debt and related interest rates for the last three years are as follows:

($ in millions)	2002	2001	2000

Average amounts of short-term debt outstanding during the year*	$87.7	$83.9	$12.4

Maximum amounts of short-term debt at any month-end during the year	$203.7	$150.0	$17.8

Weighted average interest rate during the year**	4.4%	5.2%	8.4%

*      Amounts represent the average month-end face amount of notes.

**          Weighted average interest rates are computed by multiplying the average monthly interest rate by the month-end face amount of the notes.

Bank Notes (Broadwing Inc.)

In November 1999, the Company obtained a $1.8 billion credit facility from a group of lending institutions.  This credit facility was increased to $2.1 billion in January 2000 and increased again to $2.3 billion in June 2001.  The total credit facility availability decreased to $1.825 billion as of December 31, 2002 following a $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of the assets of CBD), $5 million in scheduled repayments of the term debt facilities and $135 million in scheduled amortization of the revolving credit facility.  As of December 31, 2002, the credit facility availability consisted of $765 million in revolving credit, maturing in various amounts during 2003 and 2004, $569 million in term loans from banking institutions, maturing in various amounts during 2003 and 2004, and $491 million in term loans from non-banking institutions, maturing in various amounts between 2003 and 2007.

At December 31, 2002, the Company had drawn approximately $1.648 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the Merger and  fund its capital investment program and working capital needs.  The amount refinanced included approximately $404 million borrowed in order to redeem a large portion of the outstanding 9% Senior Subordinated Notes assumed during the Merger as part of a tender offer and $391 million in outstanding debt of IXC assumed during the Merger.  The tender offer was required under the change in control provision of the indenture governing the 9% Senior Subordinated Notes.  At December 31, 2002, the Company had outstanding letters of credit totaling $13 million, leaving $164 million in additional borrowing capacity under the credit facility.

The Company is subject to financial covenants in association with the credit facility.  These financial covenants require that the Company maintain certain debt to EBITDA (as defined in the credit facility agreement), senior secured debt to EBITDA, debt to capitalization, and interest coverage ratios.  The facility also contains covenants, which, among other things, restrict the Company’s ability to incur additional debt or liens; pay dividends; repurchase Company common stock; sell, lease, transfer or dispose of assets; make investments; and merge with another company.  As of December 31, 2002, the Company was in compliance with all of the covenants of the credit facility.

In December 2001, the Company obtained an amendment to the credit facility to exclude substantially all of the charges associated with the November 2001 restructuring plan (refer to Note 3) from the covenant calculations.  In March 2002, the Company obtained an additional amendment to allow for the sale of substantially all of the assets of CBD, exclude charges related to SFAS 142 (refer to Note 2), increase its ability to incur additional indebtedness and amend certain defined terms.

Historically, the credit facility was secured only by a pledge of stock certificates of certain subsidiaries of the Company.  Upon downgrades of the Company’s corporate credit rating in the first quarter of 2002, the Company became obligated to provide certain subsidiary guarantees and liens on the assets of the Company and certain subsidiaries in addition to the pledge of the stock certificates of the subsidiaries.  In May 2002, the Company obtained an amendment to the credit facility to exclude certain subsidiaries from the obligation to secure the credit facility with subsidiary guarantees and asset liens, extend the time to provide required collateral and obtain the ability to issue senior unsecured indebtedness and equity under specified terms and conditions.  The amendment also placed additional restrictions on the Company under the covenants related to indebtedness and investments, required the Company to transfer its cash management system to a wholly-owned subsidiary and increased the interest rates on the total credit facility by 50 basis points.  In December 2002, the Company obtained a waiver to exclude charges related to SFAS 144 from its pertinent covenant calculations through March 30, 2003.  In March 2003, as discussed in Note 21, the Company amended its credit facility to, among other things, exclude charges related to SFAS 144 going forward.

The interest rates charged on borrowings from this credit facility as of December 31, 2002 can range from 150 to 350 basis points above the London Interbank Offering Rate (“LIBOR”) and were at 275 to 325 basis points above LIBOR, or 4.13% to 4.63%, as of December 31, 2002, respectively, based on the Company’s credit rating.  The Company incurs commitment fees in association with this credit facility ranging from 37.5 basis points to 75 basis points of the unused amount of borrowings of the revolving credit facility.  In 2002, these commitment fees amounted to approximately $1 million.

9% Senior Subordinated Notes (Broadwing Communications)

In 1998, the former IXC (now Broadwing Communications) issued $450 million of 9% senior subordinated notes due 2008 (“the 9% notes”).  In January 2000, $404 million of these 9% notes were redeemed through a tender offer as a result of the change of control provision of the related indenture.  Accordingly, $46 million of the 9% notes remain outstanding at December 31, 2002.

The 9% notes are general unsecured obligations of Broadwing Communications and are not guaranteed by Broadwing Inc.  The 9% notes are subordinate in right of payment to all existing and future senior indebtedness of Broadwing Communications and its subsidiaries.  The 9% notes indenture includes a limitation on the amount of indebtedness that Broadwing Communications can incur based upon the maintenance of either debt to operating cash flow or debt to capital ratios.  The 9% notes indenture also provides that if Broadwing Communications incurs any additional indebtedness secured by liens on its property or assets that are subordinate to or equal in right of payment with the 9% notes, then Broadwing Communications must secure the outstanding 9% notes equally and ratably with such indebtedness.  As of December 31, 2002, Broadwing Communications had the ability to incur additional debt.

6¾% Convertible Notes (Broadwing Inc.)

In July 1999, Broadwing Inc. entered into an agreement with Oak Hill Capital Partners, L.P. pursuant to which Oak Hill Partners agreed to purchase $400 million of Broadwing’s 6¾% Convertible Subordinated Notes Due 2009 (the “6¾% Notes”).  The original indenture stated that prior to July 21, 2004, cash interest would not accrue or be payable on the 6¾% Notes, but the 6¾% Notes will accrete on a daily basis, compounded semi-annually on January 21 and July 21 of each year, at the rate of 6¾% per annum.  The original indenture also stated that after July 21, 2004, the interest would be paid in cash on the accreted value of the 6¾% Notes semi-annually on January 21 and July 21 of each year, commencing on January 21, 2005.  As of December 31, 2002, the Company had recorded $102.8 million in cumulative, non-cash interest expense and has adjusted the carrying amount of the 6¾% Notes accordingly.  During the years ended December 31, 2002, 2001, and 2000, non-cash interest expense totaled $32 million, $31 million, and $28 million, respectively, related to the 6¾% Notes.  At the option of the holder, the 6¾% Notes are convertible into Broadwing Common Stock at an initial conversion price of $29.89 per common share.

The commencement of, or consent to, any involuntary or voluntary bankruptcy proceeding with respect to Broadwing, or any of its significant subsidiaries would constitute an event of default under the 6¾% Notes, pursuant to which the accreted value and all accrued interest on the 6¾% Notes would automatically become immediately due and payable.

Cincinnati Bell Telephone Notes

CBT has $270 million in corporate notes outstanding that are guaranteed by Broadwing Inc.  These notes, which are not guaranteed by other subsidiaries of Broadwing Inc., have original maturities of 30 to 40 years and mature at various intervals between 2003 and 2028.  In August 2002, $20 million of the CBT notes matured and were retired by the Company.  As of December 31, 2002, $249.5 million ($250 million face amount, net of unamortized discount of $0.5 million) was considered long-term indebtedness.  Interest rates on this indebtedness range from 6.24% to 7.27%.  These notes also contain a covenant that provides that if CBT incurs certain liens on its property or assets, CBT must secure the outstanding notes equally and ratably with the indebtedness or obligations secured by such liens.

7¼% Senior Secured Notes (Broadwing Inc.)

In 1993, Broadwing Inc. issued $50 million of 7¼% senior secured notes due 2023 (the “7¼% notes”).  The indenture related to these 7¼% notes does not subject the Company to restrictive financial covenants.  However, the 7¼% notes do contain a covenant that provides that if the Parent Company Broadwing Inc. incurs certain liens on its property or assets, Broadwing Inc., excluding its subsidiaries, must secure the outstanding notes equally and ratably with the indebtedness or obligations secured by such liens.  The 7¼% notes are secured with the assets of the Parent Company Broadwing Inc., excluding its subsidiaries.  By virtue of the lien granted under the Company’s bank credit facility, assets of the Parent Company Broadwing Inc., with a negative net book value, have been pledged as collateral.  As of December 31, 2002, $49.6 million ($50 million face amount, net of unamortized discount of $0.4 million) of the 7¼% notes remain outstanding.

Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”).  SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability.  The Company had $39.0 million in total indebtedness relating to capitalized leases as of December 31, 2002, $30.0 million of which was considered long-term.

12½% Senior Notes (Broadwing Communications)

As of December 31, 2002, Broadwing Communications had outstanding $0.8 million of 12½% senior notes maturing in 2005.  These notes are not guaranteed by Broadwing Inc.

Other Short-Term Debt

The Company maintains a short-term revolving vendor financing arrangement for its IT Consulting business, which had an outstanding balance of $2.6 million as of December 31, 2002.  The Company has the ability to borrow up to $6.0 million under this arrangement, which is secured by an irrevocable $2.0 million letter of credit against its revolving credit facility.  The interest rate charged on the borrowings is variable based on the prime rate and was 6.0% as of December 31, 2002.  The agreement expires on June 21, 2003.

Debt Maturity Schedule

The following table summarizes the Company’s annual maturities of debt and minimum payments under capital leases for the five years subsequent to December 31, 2002, and thereafter:

	Long-Term	Capital	Total
($ in millions)	Debt	Leases	Debt

Year of Maturity
2003	$194.7	$9.0	$203.7
2004	995.0	5.9	1,000.9
2005	25.0	3.4	28.4
2006	403.0	2.4	405.4
2007	73.1	2.3	75.4
Thereafter (net of unamortized discount of $0.9 million)	828.6	16.0	844.6
	2,519.4	39.0	2,558.4
Less current portion	194.7	9.0	203.7
Total long-term debt	$2,324.7	$30.0	$2,354.7

Interest expense recognized on the Company’s debt is as follows:

($ in millions) Year ended December 31	2002	2001	2000

Interest expense:
Long-term debt	$155.6	$159.6	$157.1
Short-term debt	3.5	2.5	1.1
Other	5.1	6.0	5.4
Total	$164.2	$168.1	$163.6

The decrease in interest expense on long-term debt is due to lower average debt levels resulting primarily from the sale of CBD, reclassification of long-term debt to short-term debt, and lower average interest rates in 2002 compared to 2001.  Interest on long-term debt is net of the capitalization of $9 million, $24 million, and $25 million in interest expense in 2002, 2001 and 2000, respectively.  Interest on short-term debt increased in 2002 compared to 2001 as the result of $81.1 million of the credit facility, previously classified as long-term, becoming current at different intervals throughout the year.  Additionally, short-term debt related to the credit facility was zero in the first half of 2001 compared to an average balance of approximately $50 million in the first half of 2002.  These increases in short-term interest were partially offset by lower interest rates in 2002.  Other interest expense pertains primarily to capitalized leases, which decreased in 2002 as a result of a decrease in capital lease obligations.

6. Financial Instruments

The Company adopted Statement of Financial Accounting Standard SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) on January 1, 2001.  SFAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value.  Fair values are determined based on quoted market prices of comparable instruments, if available, or on pricing models using current assumptions.  On the date the financial instrument is entered into, the Company designates it as either a fair value or cash flow hedge.

Upon adoption of SFAS 133 on January 1, 2001, offsetting transition adjustments related to the PSINet forward sale and the underlying six million shares of PSINet (further described below) were reclassified from other comprehensive income (loss) to net loss.  Accordingly, there was no net cumulative effect adjustment to either net loss or other comprehensive income (loss) related to these items.

As of December 31, 2002, the Company’s derivative contracts consisting solely of interest rate contracts have been determined to be highly effective cash flow hedges.  In accordance with SFAS 133, unrealized gains and losses of highly effective cash flow hedges are recorded in other comprehensive income (loss) until the underlying transaction is executed.

Interest Rate Contracts

From time to time the Company enters into interest rate swap agreements with the intent of limiting its exposure to movements in interest rates.  Interest rate swap agreements are contractual agreements between two parties for the exchange of interest payment streams on a notional principal amount at an agreed upon fixed or floating rate, for a defined time period.  These agreements are hedges against movements in the LIBOR rate, which determines the rate of interest paid by the Company on debt obligations under its credit facility (refer to Note 5).  Realized gains and losses from the interest rate swaps are recognized as an adjustment to interest expense in each period.  The interest rate swap agreements in place as of December 31, 2002 expire throughout 2003.  At December 31, 2002, the interest rate swaps on notional amounts of $400 million were a liability with a fair value of $7.2 million, resulting in inception-to-date, after-tax net losses in other comprehensive income (loss) (“OCI”) of $4.5 million.  During 2002, the fair value of the interest rate swaps increased, causing a decrease to the associated liability carried on the balance sheet to $7.2 million from a liability of $11.5 million at December 31, 2001.  Accordingly, a year-to-date, after-tax net gain of $2.9 million was recognized in OCI.

Marketable Equity Forward Contracts

From time to time the Company enters into forward contracts on the sale of marketable equity securities held in the Company's investment portfolio.  It is the Company's intent to manage its exposure to fluctuations in U.S. equity markets related to these investments.  Forward contracts are contractual agreements between two parties for the sale of borrowed shares to be settled by delivery of the equivalent number of shares owned by the Company at an agreed upon future date.

Corvis Corporation - During the first half of 2001, the Company entered into a forward sale contract with a financial institution to hedge its investment in eight million shares of Corvis Corporation in order to minimize its exposure to share price fluctuations on shares for which sales in the open market were restricted.  In the first quarter, the Company received a $42.7 million prepayment in connection with the forward sale contract, which was accounted for as a note payable and collateralized by 2.6 million of the forward sold shares.

During the third quarter of 2001, the Company delivered eight million shares in settlement of the forward sale, receiving additional proceeds of $39.2 million, for a total of $81.9 million.  The $42.7 million note payable was repaid and the Company recognized a gain of approximately $26 million ($17 million net of tax) upon settlement of the entire transaction.

PSINet - In June and July 1999, Broadwing Communications received approximately $111.8 million representing amounts from a financial institution in connection with two prepaid forward sale contracts on six million shares of PSINet common stock.  This amount was accounted for as notes payable and was collateralized by six million shares of PSINet common stock owned by the Company.  Given the significant decline in the value of PSINet common stock during 2000, the Company adjusted the carrying value of this liability to approximately $3 million during the fourth quarter of 2000.  This adjustment resulted in an unrealized gain on the liability that substantially offset the unrealized loss recorded in “Other comprehensive income (loss)” on the underlying six million shares of PSINet being hedged.

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

7. Concentration of Credit Risk and Major Customers

The Company may be subject to credit risk due to concentrations of receivables from companies that are communications providers, Internet service providers and cable television companies.  The Company performs ongoing credit evaluations of customers’ financial condition and typically does not require significant collateral.

Revenue from the Company’s ten largest customers accounted for approximately 20%, 23%, and 22% of total revenue in 2002, 2001 and 2000 respectively.  Four of the Company’s ten largest customers were in Chapter 11 bankruptcy proceedings as of December 31, 2002.  Total revenue from these four customers approximated 8% of consolidated revenue during 2002.  Revenue from these bankrupt customers generated by the amortization of IRU agreements and the early termination of two IRUs (refer to Note 1) approximated 4% of consolidated revenue during in 2002.  In addition, a significant portion of the Company’s total revenue is derived from telecommunications carriers.  Revenue from telecommunications carriers accounted for 33% of total revenue in 2002 and 39% of total revenue in 2001 and 2000.

As discussed in Note 1 and Note 20, the Company had an unbilled account receivable of $50.5 million, as of December 31, 2002, from a single customer that was in dispute.

8. Minority Interest

	December 31
($ in millions)	2002	2001

Minority interest consists of:
Broadwing Communications 12½% Exchangeable Preferred Stock	$414.4	$417.8

Minority Interest in Cincinnati Bell Wireless held by AWS	27.7	15.5
Other	1.8	2.4
Total	$443.9	$435.7

As of December 31, 2002, Broadwing Communications had 395,210 shares of 12½% Junior Exchangeable Preferred Stock (“12½% Preferreds”) that were carried on the Company’s balance sheet at $414.4 million.  The 12½% Preferreds are mandatorily redeemable on August 15, 2009 at a price equal to their liquidation preference of $1,000 a share, plus accrued and unpaid dividends, which amounted to $426.1 million at December 31, 2002 including accrued dividends of $30.9 million.  Through November 15, 1999, dividends on the 12½% Preferreds were being effected through additional shares of the 12½% Preferreds.  On November 16, 1999, the Company converted to a cash pay option for these dividends.  Dividends on the 12½% Preferreds are classified as “Minority interest expense” in the Consolidated Statements of Operations and Comprehensive Income (Loss) and were $49.4 million in 2002, 2001 and 2000.  At the Merger date, and as part of purchase accounting, the

12½% Preferreds were adjusted to a fair market value exceeding the redemption value.  As such, the accretion of the difference between the new carrying value and the mandatory redemption value is treated as an offsetting reduction to minority interest expense over the remaining life of the preferred stock.

In 2002, Broadwing Communications Inc. announced that it would defer the August 15, 2002 and November 15, 2002 cash dividend payments on its 12½% preferred stock, in accordance with the terms of the security, conserving $24.7 million in cash during the third and fourth quarters of 2002.  The dividend will accrue, and therefore will continue to be presented as minority interest expense on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The status of future quarterly dividend payments on the 12½% preferred stock will be determined quarterly by the Broadwing Communications’ board of directors.

AT&T Wireless Services Inc. (“AWS”) maintains a 19.9% ownership in CBW.  The balance is adjusted as a function of AWS’s 19.9% share of the net income (or loss) of CBW, with an offsetting amount being reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Minority interest expense.”

9. Common and Preferred Shares

Common Shares

The par value of the Company’s common shares is $.01 per share.  At December 31, 2002 and 2001, common shares outstanding were 218.7 million and 218.1 million, respectively.  In July 1999, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $200 million of common shares of the Company.  The 218.7 million shares of Company common shares outstanding at December 31, 2002, are net of approximately 7.9 million shares that were repurchased by the Company under its share repurchase program and certain management deferred compensation arrangements for a total cost of $145.7 million.

Preferred Share Purchase Rights Plan

In the first quarter of 1997, the Company’s Board of Directors adopted a Share Purchase Rights Plan by granting a dividend of one preferred share purchase right for each outstanding common share to shareowners of record at the close of business on May 2, 1997.  Under certain conditions, each right entitles the holder to purchase one-thousandth of a Series A Preferred Share.  The rights cannot be exercised or transferred apart from common shares, unless a person or group acquires 15% or more or 20% or more for certain groups of the Company’s outstanding common shares. The rights will expire May 2, 2007, if they have not been redeemed.  The plan was amended in 2002.  Under the original plan, no single entity was allowed to hold 15% of Broadwing’s outstanding shares.  The amendment increased the allowed threshold from 15% to 20% for an investment adviser within the meaning of the Investment Advisers Act of 1940, and/or its affiliates.

Preferred Shares

The Company is authorized to issue 1,357,299 voting preferred shares without par value and 1,000,000 nonvoting preferred shares without par value.

In connection with the Merger, the Company issued 155,250 voting shares of 6¾% cumulative convertible preferred stock at stated value.  These shares were subsequently deposited into a trust in which the underlying 155,250 shares are equivalent to 3,105,000 depository shares.  Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 1.44 shares of Company common stock per depository share of 6¾% convertible preferred stock.  Dividends on the 6¾% convertible preferred stock are payable quarterly in arrears in cash, or common stock in certain circumstances if cash payment is not legally permitted.  The liquidation preference on the 6¾% preferred shares is $1,000 per share (or $50 per depository share).

Also in connection with the Merger, the Company issued approximately 1,074,000 shares of 7¼% junior convertible preferred stock due 2007 valued at $234.5 million.  Pursuant to the Company’s March 21, 2000 redemption offer, the outstanding preferred shares were converted into common shares of the Company at a rate of 8.945 common shares for each preferred share, creating approximately 9.5 million additional common shares in April of 2000.  Approximately 100 preferred shares were redeemed for an immaterial amount of cash in order to complete the Company’s obligations related to this preferred stock.

10. Earnings (Loss) Per Common Share from Continuing Operations

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

	Year Ended December 31
(except per share amounts)	2002	2001	2000

Numerator:
Loss from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(2,431.2)	$(315.8)	$(403.3)
Preferred stock dividends	10.4	10.4	8.1

Numerator for EPS and EPS assuming dilution - loss applicable to common shareowners	$(2,441.6)	$(326.2)	$(411.4)

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	218.4	217.4	211.7
Potential dilution:
Stock options	—	—	—
Stock-based compensation arrangements	—	—	—
Denominator for diluted EPS per common share	218.4	217.4	211.7

Basic and Diluted EPS from continuing operations	$(11.18)	$(1.50)	$(1.95)

Because the effect of their inclusion in the EPS calculation would be anti-dilutive, approximately 0.7 million additional shares related to “in-the-money” stock options and restricted stock are not included in the denominator of the EPS calculation.  The total number of potential additional shares outstanding related to stock options, restricted stock and the assumed conversion of the Company’s 6¾% convertible preferred stock and 6¾% convertible subordinated debentures was approximately 58 million, 51 million and 47 million at December 31, 2002, 2001 and 2000, respectively, if all stock options currently outstanding were exercised and all convertible securities were to convert.

11. Income Taxes

Income tax provision (benefit) from continuing operations consists of the following:

	Year ended December 31
($ in millions)	2002	2001	2000
Current:
Federal	$(38.1)	$(15.8)	$0.3
State and local	(1.9)	0.9	0.9
Total current	(40.0)	(14.9)	1.2
Investment tax credits	(0.4)	(0.4)	(0.4)
Deferred:
Federal	(767.7)	(78.7)	(147.0)
State and local	(178.7)	(38.3)	(65.5)
Total deferred	(946.4)	(117.0)	(212.5)
Valuation allowance	1,092.5	35.8	30.1
Total	$105.7	$(96.5)	$(181.6)

Federal income tax refunds have been reflected as a current benefit, similar amounts have been reclassified in the prior year to reflect a consistent presentation.

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate applied to continuing operations for each year:

	2002	2001	2000
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	5.2	6.3	7.0
Change in valuation allowance	(44.3)	(6.1)	(3.2)
Amortization of nondeductible intangible assets	—	(6.1)	(4.2)
Dividends on 12½% exchangeable preferred stock	(0.7)	(3.9)	(2.8)
Other differences, net	0.2	(1.8)	(0.8)
Effective rate	(4.6)%	23.4%	31.0%

The total income tax expense (benefit) realized by the Company consists of the following:

	Year ended December 31
($ in millions)	2002	2001	2000
Income tax provision (benefit) related to:
Continuing operations	$105.7	$(96.5)	$(181.6)
Discontinued operations	119.7	16.3	15.6
Other comprehensive loss	(1.7)	(50.2)	(54.4)
Cummulative effect of change in accounting principle	(5.8)	—	—
Total income tax provision (benefit)	$217.9	$(130.4)	$(220.4)

The Company recognized an income tax benefit from the exercise of certain stock options in 2002, 2001, and 2000 of $2.5 million, $19.5 million and $40.2 million, respectively.  This benefit resulted in a decrease in current income taxes payable and an increase in additional paid in capital.

The components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31
($ in millions)	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$426.5	$300.7
Depreciation and amortization	582.2	—
Unearned revenue	86.4	159.0
Investments	—	55.0
Restructuring related items	24.3	108.4
Other	76.8	69.7
Total deferred tax assets	1,196.2	692.8
Valuation allowance	(1,189.0)	(82.4)
Net deferred income tax assets	7.2	610.4
Deferred tax liabilities:
Depreciation and amortization	—	352.2
Investments	10.2	—
Other	22.9	13.6
Total deferred tax liabilities	33.1	365.8
Net deferred tax asset (liability)	$(25.9)	$244.6

As of December 31, 2002, the Company had approximately $822.0 million of federal operating loss tax carryforwards, with a deferred tax asset value of $287.7 million, and $138.8 million in deferred tax assets related to state and local operating loss tax carryforwards.  Tax loss carryforwards will generally expire between 2010 and 2021.  U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities.  These limitations should not materially impact the utilization of the tax carryforwards.

The Company had a valuation allowance of $1,189.0 million and $82.4 million for the years ended December 31, 2002 and 2001, respectively.  The valuation allowance is necessary due to the uncertainty of the ultimate realization of such future benefits.

In evaluating the amount of valuation allowance required, the Company considered prior operating results, future taxable income projections, expiration dates of net operating loss carryforwards and ongoing prudent and feasible tax planning strategies.              Based upon this evaluation, which included the uncertainty surrounding the Company’s Broadband segment, the Company determined that the realization of certain deferred tax assets (including federal and state tax loss carryforwards) were not considered to be more likely than not, and therefore provided a valuation allowance.  In the event that the Company determines that it is more likely than not that the deferred assets will be realized, an adjustment to the deferred tax asset would be recorded, which would positively impact net income in the period such determination was made.  The Company is pursuing several alternatives and the resolution of uncertainties related to BCI that may result in the realization of these reserved tax assets.

12. Employee Benefit Plans

Pension and Postretirement Plans

The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for nonmanagement employees and one supplementary, nonqualified, unfunded plan for certain senior executives.

The management pension plan is a cash balance plan in which the pension benefit is determined by a combination of compensation-based credits and annual guaranteed interest credits.  The nonmanagement pension plan is also a cash balance plan in which the pension benefit is determined by a combination of service and job-classification-based credits and annual interest credits.  Benefits for the supplementary plan are based on years of service and eligible pay.  Funding of the management and nonmanagement plans is achieved through contributions to an irrevocable trust fund.  The contributions are determined using the aggregate cost method.  The Company uses the projected unit credit cost method for determining pension cost for financial reporting purposes.

The Company also provides health care and group life insurance benefits for retirees with a service pension. The Company funds certain group life insurance benefits through Retirement Funding Accounts and funds health care benefits and other group life insurance benefits using Voluntary Employee Benefit Association (“VEBA”) trusts.  It is the Company’s practice to fund amounts as deemed appropriate from time to time. Contributions are subject to IRS limitations developed using the aggregate cost method. The associated plan assets are primarily equity securities and fixed income investments.  The Company recorded an accrued postretirement benefit liability of approximately $55 million and $51 million at December 31, 2002 and 2001, respectively, which is included in the caption titled “Other noncurrent liabilities” on the Consolidated Balance Sheets.

The following information relates to all Company noncontributory defined-benefit pension plans, post-retirement health care, and life insurance benefit plans.  Pension and post-retirement benefit costs are as follows:

	Pension Benefits			Postretirement and Other Benefits
($ in millions) Year ended December 31	2002	2001	2000	2002	2001	2000
Service cost (benefits earned during the period)	$11.4	$11.7	$5.5	$1.4	$1.3	$1.2
Interest cost on projected benefit obligation	31.2	31.4	32.0	15.2	15.4	15.4
Expected return on plan assets	(45.7)	(46.4)	(43.3)	(8.8)	(10.1)	(11.0)
Curtailment loss	0.2	3.9	0.1	—	—	—
Amortization of:
Transition (asset)/obligation	(2.4)	(2.4)	(2.4)	4.2	4.8	4.8
Prior service cost	3.2	3.1	2.0	0.6	0.3	0.3
Net gain	(5.9)	(8.0)	(3.7)	—	(0.3)	(1.0)
Actuarial (income) expense	$(8.0)	$(6.7)	$(9.8)	$12.6	$11.4	$9.7

At December 31, 2002, the Company maintained a prepaid pension asset of approximately $66 million related to one of its pension plans.  During 2002, the value of the assets held in the Company’s pension and postretirement trusts decreased approximately 22% as general equity market conditions deteriorated and benefit payments continued.  The asset decline is expected to increase the Company’s 2003 non-cash operating expenses by approximately $20 million.  The Company does not expect to make cash funding contributions to the pension trust in 2003, but anticipates a cash contribution of approximately $8 million in 2004.

Reconciliation of the beginning and ending balance of the plans’ funded status were:

	Pension Benefits		Postretirement and Other Benefits
($ in millions) Year ended December 31	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation at January 1	$458.8	$439.6	$209.4	$210.0
Service cost	11.4	11.7	1.4	1.3
Interest Cost	31.2	31.4	15.2	15.4
Amendments (gain) loss	2.7	14.6	10.4	(6.9)
Actuarial loss	25.6	16.3	23.8	8.5
Benefits paid	(50.3)	(56.9)	(21.7)	(18.9)
Curtailment (gain) loss	(2.0)	2.1	-	-
Benefit obligation at December 31	$477.4	$458.8	$238.5	$209.4

Change in plan assets:
Fair value of plan assets at January 1	$517.2	$611.1	$114.4	$129.2
Actual return on plan assets	(62.2)	(40.6)	(12.9)	(3.2)
Employer contribution	3.2	3.6	8.3	7.3
Benefits paid	(50.3)	(56.9)	(21.7)	(18.9)
Fair value of plan assets at December 31	$407.9	$517.2	$88.1	$114.4

Reconciliation to Balance Sheet:
Funded (unfunded) status	$(69.5)	$58.4	$(150.4)	$(95.0)
Unrecognized transition (asset) obligation	(5.2)	(7.5)	42.1	46.3
Unrecognized prior service cost	32.5	33.2	11.9	2.1
Unrecognized net (gain loss)	86.9	(50.6)	41.3	(4.2)
	$44.7	$33.5	$(55.1)	$(50.8)

The combined net prepaid benefit expense consists of:

	Pension Benefits
($ in millions) Year ended December 31	2002	2001
Prepaid benefit cost	$66.2	$59.6
Accrued benefit liability	(53.6)	(31.8)
Intangible asset	19.1	0.7
Accumulated other comprehensive income	13.0	5.0
Net amount recognized	$44.7	$33.5

At December 31, 2002 and 2001, respectively, pension plan assets include $5 million and $13 million in Company common stock.

The following are the weighted average assumptions as of December 31:

	Pension Benefits			Postretirement and Other Benefits
	2002	2001	2000	2002	2001	2000
Discount rate - projected benefit obligation	6.50%	7.25%	7.50%	6.50%	7.25%	7.50%
Expected long-term rate of return on Pension and VEBA plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
Expected long-term rate of return on retirement fund account assets	—	—	—	8.00%	8.00%	8.00%

The assumed health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2002, was 7.69% and is assumed to decrease gradually to 4.81% by the year 2006.  In addition, a one-percentage point change in assumed health care cost trend rates would have the following effect on the post-retirement benefit costs and obligation:

($ in millions)	1% Increase	1% Decrease
2002 service and interest costs	$0.5	$(0.5)
Post-retirement benefit obligation
at December 31, 2002	$8.3	$(7.3)

Savings Plans

The Company sponsors several defined contribution plans covering substantially all employees.  The Company’s contributions to the plans are based on matching a portion of the employee contributions, on a percentage of employee earnings, or on net income for the year in 2000.  Company and employee contributions are invested in various investment funds at the direction of the employee.  Total Company contributions to the defined contribution plans were $8.8 million, $10.3 million, and $7.2 million for 2002, 2001, and 2000, respectively.

13. Stock-Based Compensation Plans

During 2002 and in prior years, certain employees and directors of the Company were granted stock options and other stock-based awards under the Company’s Long-Term Incentive Plan (“Company LTIP”).  In addition, during 2001, the Company converted a special equity bonus plan based on share price appreciation, to a stock appreciation rights plan under the Company LTIP.  The plan, created for a limited number of individuals involved in the Merger, granted 574,000 stock appreciation rights with a strike price of $16.7813 and a cap of $25.4063.  Under the Company LTIP, options are granted with exercise prices that are no less than market value of the stock at the grant date. Generally, stock options and stock appreciation rights have ten-year terms and vesting terms of three to five years.  The number of shares authorized and available for grant under this plan were approximately 50.0 million and 13.5 million, respectively, at December 31, 2002.

Presented below is a summary of the status of outstanding Company stock options issued to employees, options issued in the Merger and related transactions (shares in thousands):

	Shares	Weighted Average Exercise Price
Company options held by
employees at January 1, 2000	28,702	$15.81
Granted to employees	6,409	$30.84
Exercised	(4,745)	$14.17
Forfeited/expired	(3,607)	$22.74
Company options held by
Employees at December 31, 2000	26,759	$18.54
Granted to employees	14,207	$15.96
Exercised	(2,266)	$9.52
Forfeited/expired	(4,931)	$23.09
Company options held by
Employees at December 31, 2001	33,769	$17.40
Granted to employees	8,142	$3.71
Exercised	(219)	$3.71
Forfeited/expired	(5,205)	$18.55
Company options held by
Employees at December 31, 2002	36,487	$14.80

The following table summarizes the status of Company stock options outstanding and exercisable at December 31, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.44 to $9.65	14,552	8.66	$6.56	3,332	$7.78
$9.90 to $16.78	11,129	5.92	$15.54	8,615	$15.21
$17.50 to $24.94	9,187	7.29	$23.18	6,367	$23.06
$24.97 to $38.19	1,619	6.95	$36.20	861	$36.22
Total	36,487	7.40	$14.80	19,175	$17.47

In 2002, there were no restricted stock awards.  During 2001 and 2000 restricted stock awards were 65,000 shares and 362,184 shares, respectively.  The weighted average market value of the shares on the grant date was $24.41 in 2001 and $25.54 in 2000.  Restricted stock awards generally vest within one to five years.  Total compensation expense for restricted stock awards during 2002, 2001, and 2000 was $3.8 million, $6.1 million, and $3.8 million, respectively.

In January 1999, the Company announced stock option grants to each of its then existing employees (approximately 3,500).  According to the terms of this program, stock option grant recipients remaining with the Company until January 2002 could exercise their options to purchase up to 500 common shares each at an exercise price of $16.75.  This plan also includes a provision for option grants to employees hired after the January 1999 grant date, in smaller amounts and at an exercise price based on the month of hire (e.g., employees hired during 2001 received options to purchase up to 300 common shares of the Company).  Grant recipients must exercise their options within ten years of the date of grant.  The Company does not expect a significant amount of dilution as a result of this grant.

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

14. Discontinued Operations

On March 8, 2002, the Company sold substantially all of the assets of its CBD subsidiary to a group of investors for $345 million in cash and a 2.5% equity stake in the newly formed entity.  CBD published Yellow Pages directories and sold directory advertising and informational services in Cincinnati Bell Telephone’s local service area.  In the first quarter of 2002, the Company recorded a pre-tax gain of $328.3 million ($211.8 million, net of taxes), in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Income from discontinued operations, net of taxes.”

On May 23, 2000, the Company completed the sale of its Cincinnati Bell Supply (“CBS”) subsidiary.

The Consolidated Financial Statements and the Company’s Other segment have been restated to reflect the dispositions of CBD and CBS as discontinued operations under SFAS 144 and APB 30, respectively.  Accordingly, revenue, costs, expenses, assets, liabilities and cash flows of CBD and CBS have been reported as “Income from discontinued operations, net of taxes,” “Assets of discontinued operations,” “Liabilities of discontinued operations,” “Net cash provided by (used in) discontinued operations,” “Gain from sale of discontinued operations, net of taxes”, or “Proceeds from sale of discontinued operations, net of taxes” for all periods presented.

Selected financial information for the discontinued operations is as follows:

	2002	2001	2000
Results of Operations:
Revenue	$15.7	$78.9	$89.6

Income from discontinued operations prior to sale	9.0	45.9	41.9
Gain on sale of discontinued operations	328.3	—	1.1
Income tax provision *	119.7	16.3	16.0
Income from discontinued operations, net of tax	$217.6	$29.6	$27.0

* 2002 includes $116.5 expense on disposition of discontinued operations

The effective tax rates for discontinued operations in 2002, 2001, and 2000 were 35.5%, 36%, and 37%, respectively.

15. Additional Financial Information

Balance Sheet
($ in millions) Year ended December 31	2002	2001	Depreciable Lives (Years)
Property, plant and equipment:
Land and rights of way	$6.3	$159.3	20 - Indefinite
Buildings and leasehold improvements	190.9	393.0	2 - 40
Telephone plant	2,020.3	1,962.3	3 - 29
Transmission facilities	116.4	2,162.7	2 - 20
Furniture, fixtures, vehicles, and other	154.3	205.3	8 - 20
Construction in process	39.5	257.1	—
Subtotal	2,527.7	5,139.7
Less: Accumulated depreciation	(1,659.8)	(2,080.4)
Property, plant and equipment, net*	$867.9	$3,059.3

($ in millions) Year ended December 31	2002	2001	Amortization Lives (Years)
Other intangibles:
Assembled workforce	$—	$24.0	2 - 4
Installed customer base	—	399.0	2 - 20
Pension related	19.1	0.7	2 - 40
FCC License	38.4	38.4	Indefinite
Roaming and Tradename Agreements	14.1	14.1	2 - 40
Other intangibles	0.2	3.4	2 - 40
Subtotal	71.8	479.6
Less: Accumulated amortization	(4.9)	(83.3)
Other intangibles, net	$66.9	$396.3

Other current liabilities:
Accrued payroll and benefits	$24.1	$31.6
Accrued interest	10.1	12.2
Accrued cost of service	32.7	58.2
Accrued insurance	16.2	14.3
Dividends payable	30.9	6.2
Other current liabilities	55.6	92.5
Total	$169.6	$215.0
Accumulated other comprehensive income (loss):
Unrealized loss on interest rate swaps	$(4.5)	$(7.4)
Additional minimum pension liability	(9.3)	(3.3)
Total	$(13.8)	$(10.7)

Statement of Cash Flows
($ in millions) Year ended December 31	2002	2001	2000
Cash paid (received) for:
Interest (net of amount capitalized)	$124.8	$142.6	$124.9
Income taxes (net of refunds)	$(40.3)	$(17.9)	$(36.6)
Noncash investing and financing activities:
Interest Expense	$47.4	$37.0	$38.7
Accretion of 12½% exchangeable preferred stock	$3.5	$3.2	$4.1

* Includes $27.2 and $37.4, respectively, of assets accounted for as capital leases, net of accumulated depreciation of $45.7 and $40.7, respectively, included in 'Buildings and leasehold improvements,' 'Telephone plant

Transmission facilities,' and 'Furniture, fixtures, vehicles and other.'

16. Business Segment Information

The Company is organized on the basis of products and services. The Company’s segments are strategic business units that offer distinct products and services and are aligned with specific subsidiaries of the Company.  The Company operates in the four business segments, Broadband, Local, Wireless, and Other as described below.

The Company completed the realignment of its business segments during the first quarter of 2002, as described in Note 3.  The Company’s web hosting operations provided by ZoomTown previously reported in the Other segment, were merged into the Company’s Broadwing Communications Inc. subsidiary and are now reported in the Broadband segment.  ZoomTown’s DSL and dial-up Internet operations, also previously reported in the Other segment, were merged into CBT and are now reported in the Local segment.  In addition, during the first quarter of 2002, the Company sold substantially all of the assets of CBD, which was previously reported in the Other segment.  Accordingly, the historical results of operations of the Broadband, Local, and Other segments have been recast to reflect the transfer and disposition of these operations.

The Broadband segment provides data and voice telecommunication services nationwide through the Company’s Broadwing Communications subsidiary.  These services are provided over approximately 18,700 route miles of fiber-optic transmission facilities.  Broadband segment revenue is generated by broadband transport through private line and IRU agreements, Internet services utilizing technology based on Internet protocol (“IP”), and switched voice services provided to both wholesale and retail customers.  The Broadband segment also offers data collocation, web hosting, information technology consulting (“IT consulting”), network construction and other services.

The Local segment provides local telephone service, network access, DSL and dial-up Internet access, data transport services and switched long distance, as well as other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana.  This market consists of approximately 2,400 square miles located within an approximately 25-mile radius of Cincinnati, Ohio.  Services are provided through the Company’s CBT subsidiary.

The Wireless segment includes the operations of the CBW subsidiary; a venture in which the Company owns 80.1% and AWS owns the remaining 19.9%.  This segment provides advanced wireless digital personal communications and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas.

The Other segment combines the operations of CBAD and Public.  CBAD resells voice long distance service and Public provides public payphone services.

For segment reporting purposes, the Local segment reports revenue for services provided by the Broadband segment in the Greater Cincinnati area.  The Local segment records a corresponding cost of service related to such broadband revenue equal to 80% of the revenue.  The Broadband segment records revenue equal to the cost recorded in the Local segment.  The cost recorded by the Local segment and revenue recorded by the Broadband segment are eliminated in consolidation.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.  The Company’s business segment information is as follows:

	Year Ended December 31,
($ in millions)	2002	2001	2000

Revenue
Broadband	$1,068.1	$1,197.6	$1,004.6
Local	848.5	831.7	791.6
Wireless	260.4	248.0	180.0
Other	79.9	78.2	59.8
Intersegment	(101.0)	(83.9)	(62.3)
Total Revenue	$2,155.9	$2,271.6	$1,973.7

Intersegment Revenue
Broadband	$72.1	$53.1	$34.3
Local	28.3	29.5	26.4
Wireless	0.3	0.9	1.0
Other	0.3	0.4	0.6
Total Intersegment Revenue	$101.0	$83.9	$62.3

Operating Income (Loss)
Broadband	$(2,437.6)	$(502.1)	$(225.6)
Local	285.3	266.5	261.5
Wireless	69.1	37.7	(2.7)
Other	1.7	(3.7)	(24.2)
Corporate and Eliminations	(12.0)	(19.5)	(12.6)
Total Operating Loss	$(2,093.5)	$(221.1)	$(3.6)

Assets
Broadband	$239.1	$4,977.7	$4,994.2
Local	767.4	790.8	856.4
Wireless	379.3	382.8	356.2
Other	17.1	16.1	11.6
Corporate and Eliminations	64.7	144.6	259.2
Total Assets	$1,467.6	$6,312.0	$6,477.6

Capital Additions
Broadband	$64.9	$472.0	$599.9
Local	80.3	121.4	157.4
Wireless	29.5	52.0	84.2
Other	0.9	2.0	0.9
Corporate and Eliminations	0.3	1.1	1.3
Total Capital Additions	$175.9	$648.5	$843.7

Depreciation and Amortization
Broadband	$315.9	$384.1	$306.9
Local	146.7	140.3	125.0
Wireless	31.3	28.2	21.2
Other	1.9	1.8	6.2
Corporate and Eliminations	0.5	0.4	0.2
Total Depreciation and Amortization	$496.3	$554.8	$459.5

17. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate, where practicable, the fair value of each class of financial instruments:

Cash and cash equivalents, and short-term debt — The carrying amount approximates fair value because of the short-term maturity of these instruments.

Accounts receivable and accounts payable — The carrying amounts approximate fair value.

Marketable securities — The fair values of marketable securities are based on quoted market prices.

Long-term debt — The fair value is estimated based on year-end closing market prices of the Company’s debt and of similar liabilities.  The carrying amounts at December 31, 2002 and 2001 were $2,325 million and $2,665 million, respectively.  The estimated fair values at December 31, 2002 and 2001 were $2,060 million and $2,449 million, respectively.

Convertible preferred stock — The fair value of the 12½% Exchangeable Preferred Stock at December 31, 2002 and 2001, respectively, was $27.7 million and $245 million, based on the trading value on those dates.

Interest rate risk management —The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company continuously monitors the ratio of variable to fixed interest rate debt to maximize its total return. As of December 31, 2002, including the impact of interest rate swaps, which expire throughout 2003, approximately 51% of debt was fixed-rate debt and approximately 49% were bank loans with variable interest rates.

18. Supplemental Guarantor Information

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

The following information sets forth the consolidating balance sheets of the Company as of December 31, 2002 and 2001 and the consolidating statements of operations and cash flows for the three years then ended:

Condensed Consolidating Statements of Operations

($ in millions)

	For the year ended December 31, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantors )	Discontinued Operations and Eliminations	Total
Revenue	$—	$848.5	$1,408.4	$(101.0)	$2,155.9
Operating costs and expenses	12.1	563.2	3,775.1	(101.0)	4,249.4
Operating income (loss)	(12.1)	285.3	(2,366.7)	-	(2,093.5)
Equity in earnings (loss) of subsidiaries and discontinued operations	(4,343.9)	—	—	4,343.9	—
Interest expense	137.8	22.1	81.9	(77.6)	164.2
Other expense (income), net	(28.6)	(2.9)	21.7	77.6	67.8

Income (loss) before income taxes, discontinued operations
and cumulative effect of change in accounting principle	(4,465.2)	266.1	(2,470.3)	4,343.9	(2,325.5)
Income tax expense (benefit)	(242.9)	95.1	40.0	213.5	105.7
Income (loss) from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	(4,222.3)	171.0	(2,510.3)	4,130.4	(2,431.2)
Income from discontinued operations, net	—	—	—	217.6	217.6
Cumulative effect of a change in accounting principle, net of tax	—	—	2,008.7	—	2,008.7

Net income (loss)	$(4,222.3)	$171.0	$(4,519.0)	$4,348.0	$(4,222.3)

	For the year ended December 31, 2001
	Parent (Guarantor)	CBT	Other (Non-guarantors )	Discontinued Operations and Eliminations	Total
Revenue	$—	$831.7	$1,524.0	$(84.1)	$2,271.6
Operating costs and expenses	22.5	565.2	1,992.1	(87.1)	2,492.7
Operating income (loss)	(22.5)	266.5	(468.1)	3.0	(221.1)
Equity in earnings (loss) of subsidiaries and discontinued operations	(176.2)	—	—	176.2	—
Interest expense	163.0	23.7	83.8	(102.4)	168.1
Other expense (income), net	(54.5)	(0.3)	(24.5)	102.4	23.1

Income (loss) before income taxes, discontinued operations
and cumulative effect of change in accounting principle	(307.2)	243.1	(527.4)	179.2	(412.3)
Income tax expense (benefit)	(21.0)	85.9	(161.4)	-	(96.5)
Income (loss) from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	(286.2)	157.2	(366.0)	179.2	(315.8)
Income from discontinued operations, net	—	—	—	29.6	29.6
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—

Net income (loss)	$(286.2)	$157.2	$(366.0)	$208.8	$(286.2)

	For the year ended December 31, 2000
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Revenue	$-	$791.6	$1,244.7	$(62.6)	$1,973.7
Operating costs and expenses	14.0	530.1	1,497.2	(64.0)	1,977.3
Operating income (loss)	(14.0)	261.5	(252.5)	1.4	(3.6)
Equity in earnings (loss) of subsidiaries and discontinued operations	(286.3)	—	—	286.3	—
Interest expense	153.7	22.9	91.8	(104.8)	163.6
Other expense (income), net	(57.8)	0.4	370.0	105.1	417.7

Income (loss) before income taxes, discontinued operations
and cumulative effect of change in accounting principle	(396.2)	238.5	(714.6)	287.4	(584.9)
Income tax expense (benefit)	(19.1)	82.7	(245.2)	-	(181.6)
Income (loss) from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	(377.1)	155.8	(469.4)	287.4	(403.3)
Income from discontinued operations, net	—	—	—	27.0	27.0
Cumulative effect of a change in accounting principle, net of tax	—	(0.8)	—	—	(0.8)

Net income (loss)	$(377.1)	$155.0	$(469.4)	$314.4	$(377.1)

Condensed Consolidating Balance Sheets

($ in millions)

	December 31, 2002
	Parent (Guarantor)	CBT	Other (Nonguarantors)	Discontinued Operations and Eliminations	Total
Cash and cash equivalents	$38.6	$2.6	$3.7	$-	$44.9
Restricted cash	7.0	—	—	—	7.0
Receivables, net	—	87.1	203.5	—	290.6
Other current assets	4.7	43.4	19.8	(0.6)	67.3
Intercompany receivables - current	—	64.7	—	(64.7)	—
Assets from discontinued operations	—	—	—	—	—
Total current assets	50.3	197.8	227.0	(65.3)	409.8
Property, plant and equipment, net	1.7	560.8	305.4	—	867.9
Goodwill and other intangibles, net	19.1	—	88.7	—	107.8
Investments in subsidiaries and other entities	(2,310.9)	—	7.4	2,311.9	8.4
Other noncurrent assets	93.0	8.8	15.4	(43.5)	73.7
Intercompany receivables - noncurrent	1,740.2	—	—	(1,740.2)	—
Total assets	$(406.6)	$767.4	$643.9	$462.9	$1,467.6

Short-term debt	$172.1	$26.8	$4.8	$—	$203.7
Accounts payable	1.7	50.8	76.9	—	129.4
Other current liabilities	36.4	78.5	284.9	4.2	404.0
Intercompany payables - current	—	—	—	—	-
Liabilities from discontinued operations	—	—	—	—	-
Total current liabilities	210.2	156.1	366.6	4.2	737.1
Long-term debt, less current portion	1,835.4	278.9	240.4	-	2,354.7
Other noncurrent liabilities	96.1	74.8	357.6	(48.3)	480.2
Intercompany payables - noncurrent			1,804.9)	(1,804.9)	—
Total liabilities	2,141.7	509.8	2,769.5	(1,849.0)	3,572.0
Minority interest	—	—	29.5	414.4	443.9
Mezzanine financing	—	—	414.4	(414.4)	-
Shareowners' equity (deficit)	(2,548.3)	257.6	(2,569.5)	2,311.9	(2,548.3)
Total liabilities and shareowners' equity (deficit)	$(406.6)	$767.4	$643.9	$462.9	$1,467.6

	December 31, 2001
	Parent (Guarantor)	CBT	Other (Nonguarantors )	Discontinued Operations and Eliminations	Total
Cash and cash equivalents	$17.3	$—	$12.7	$—	$30.0
Receivables, net	—	100.2	210.7	—	310.9
Other current assets	6.3	45.4	54.9	2.5	109.1
Intercompany receivables - current	—	15.3	—	(15.3)	—
Assets from discontinued operations	—	—	—	21.4	21.4
Total current assets	23.6	160.9	278.3	8.6	471.4
Property, plant and equipment, net	2.1	622.2	2,435.0	—	3,059.3
Goodwill and other intangibles, net	0.7	—	2,444.2	—	2,444.9
Investments in subsidiaries and other entities	2,305.1	—	15.2	(2,304.0)	16.3
Other noncurrent assets	116.8	7.7	250.2	(54.6)	320.1
Intercompany receivables - noncurrent	1,783.0	—	-	(1,783.0)	—
Total assets	$4,231.3	$790.8	$5,422.9	$(4,133.0)	$6,312.0

Short-term debt	$118.8	$28.0	$3.2	$—	$150.0
Accounts payable	1.9	49.2	126.5	—	177.6
Other current liabilities	36.5	92.9	444.1	9.3	582.8
Intercompany payables - current	—	—	—	—	—
Liabilities from discontinued operatons	—	—	—	11.9	11.9
Total current liabilities	157.2	170.1	573.8	21.2	922.3
Long-term debt, less current portion	2,306.3	304.2	91.5	-	2,702.0
Other noncurrent liabilities	89.4	62.1	484.2	(62.1)	573.6
Intercompany payables - noncurrent	—	-	1,798.4	(1,798.4)	—
Total liabilities	2,552.9	536.4	2,947.9	(1,839.3)	4,197.9
Minority interest	—	—	17.8	417.9	435.7
Mezzanine financing	—	—	417.9	(417.9)	—
Shareowners' equity (deficit)	1,678.4	254.4	2,039.3	(2,293.7)	1,678.4
Total liabilities and shareowners' equity (deficit)	$4,231.3	$790.8	$5,422.9	$(4,133.0)	$6,312.0

Condensed Consolidating Statements of Cash Flows

($ in millions)

	For the year ended December 31, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total

Cash flows provided by (used in) operating activities	$4.1	$326.8	$(20.6)	$(117.7)	$192.6

Capital expenditures	(0.2)	(80.3)	(95.4)	—	(175.9)
Proceeds from sale of discontinued operation	—	—	—	345.0	345.0
Other investing activities	—	—	23.3	—	23.3
Cash flows provided by (used in) investing activities	(0.2)	(80.3)	(72.1)	345.0	192.4

Issuance of long-term debt/(capital contributions)	486.9	(217.3)	108.7	(227.3)	151.0
Repayment of long-term debt	(450.0)	(20.0)	—	—	(470.0)
Short-term borrowings and capital leases, net	—	(6.6)	(0.3)	—	(6.9)
Issuance of common shares - exercise of stock options	0.8	—	—	—	0.8
Other financing activities	(20.3)	—	(24.7)	—	(45.0)
Cash flows provided by (used in) financing activities	17.4	(243.9)	83.7	(227.3)	(370.1)
Increase (decrease) in cash and cash equivalents	21.3	2.6	(9.0)	—	14.9
Beginning cash and cash equivalents	17.3	—	12.7	—	30.0
Ending cash and cash equivalents	$38.6	$2.6	$3.7	$—	$44.9

	For the year ended December 31, 2001
	Parent (Guarantor)	CBT	Other (Non-guarantors )	Discontinued Operations and Eliminations	Total

Cash flows provided by (used in) operating activities	$(8.0)	$332.7	$(91.3)	$26.1	$259.5

Capital expenditures	(1.1)	(121.4)	(526.0)	—	(648.5)
Other investing activities	—	(0.2)	114.1	—	113.9
Cash flows provided by (used in) investing activities	(1.1)	(121.6)	(411.9)	—	(534.6)
Issuance of long-term debt/(capital contributions)	210.9	(213.5)	536.3	(25.7)	508.0
Repayment of long-term debt	(200.1)	-	(3.2)	—	(203.3)
Short-term borrowings and capital leases, net	0.4	2.4	—	(0.4)	2.4
Issuance of common shares - exercise of stock options	22.5	-	—	—	22.5
Other financing activities	(13.1)	-	(49.3)	—	(62.4)
Cash flows provided by (used in) financing activities	20.6	(211.1)	483.8	(26.1)	267.2
Increase (decrease) in cash and cash equivalents	11.5	—	(19.4)	—	(7.9)
Beginning cash and cash equivalents	5.8	—	32.1	—	37.9
Ending cash and cash equivalents	$17.3	$—	$12.7	$—	$30.0

	For the year ended December 31, 2000
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total

Cash flows provided by (used in) operating activities	$(45.2)	$308.1	$(24.0)	$89.5	$328.4

Proceeds from sale of discontinued operations	—	—	—	11.3	11.3
Capital expenditures	(1.3)	(157.4)	(685.0)	—	(843.7)
Other investing activities	0.3	—	(19.8)	—	(19.5)
Cash flows provided by (used in) investing activities	(1.0)	(157.4)	(704.8)	11.3	(851.9)

Issuance of long-term debt/(capital contributions)	(33.9)	(150.7)	1,169.4	(100.8)	884.0
Repayment of long-term debt	-	—	(404.0)	—	(404.0)
Short-term borrowings and capital leases, net	9.6	—	(11.5)	—	(1.9)
Issuance of common shares - exercise of stock options	64.2	—	—	—	64.2
Other financing activities	(12.5)	—	(49.2)	—	(61.7)
Cash flows provided by (used in) financing activities	27.4	(150.7)	704.7	(100.8)	480.6
Increase (decrease) in cash and cash equivalents	(18.8)	—	(24.1)	—	(42.9)
Beginning cash and cash equivalents	24.6	—	56.2	—	80.8
Ending cash and cash equivalents	$5.8	$—	$32.1	$—	$37.9

19. Quarterly Financial Information (Unaudited)

($ in millions except per common share amounts)	First	Second	Third	Fourth	Total
2002

Revenue	$537.4	$552.5	$562.9	$503.1	$2,155.9

Operating income (loss)	8.9	35.9	60.7	(2,199.0)	(2,093.5)

Income (loss) from:
Continuing operations before discontinued operations and cumulative effect of change in accounting principle	(33.5)	(18.3)	4.0	(2,383.4)	(2,431.2)

Income (loss) from discontinued operations	217.8	(0.2)	—	—	217.6

Cumulative effect of change in accounting principle	(2,008.7)	-	—	—	(2,008.7)

Net Income (loss)	$(1,824.4)	$(18.5)	$4.0	$(2,383.4)	$(4,222.3)

Basic and diluted earnings (loss) per common share	$(8.38)	$(0.10)	$0.01	$(10.92)	$(19.38)

($ in millions except per common share amounts)	First	Second	Third	Fourth	Total
2001

Revenue	$558.8	$588.8	$578.0	$546.0	$2,271.6

Operating income (loss)	7.5	16.4	6.6	(251.6)	(221.1)

Loss from:
Continuing operations before
discontinued operations	(40.4)	(35.4)	(35.6)	(204.4)	(315.8)

Income from discontinued operations	6.4	6.7	7.7	8.8	29.6

Net loss	$(34.0)	$(28.7)	$(27.9)	$(195.6)	$(286.2)

Basic and diluted loss per common share	$(0.17)	$(0.14)	$(0.14)	$(0.91)	$(1.36)

In the fourth quarter of 2001, the Company incurred a pretax charge included in operating income of $232 million related to restructuring activities and asset impairments.  The net effect of these restructuring charges reduced earnings per share by $0.69 in the fourth quarter.

In the first quarter of 2002, the Company sold substantially all of the assets of its CBD subsidiary.  The above table has been recast to present the income of CBD as income from discontinued operations.  The net effect of the gain from the sale of CBD’s asset decreased loss per share by $0.97 in the first quarter.

In the first quarter of 2002, the Company incurred a charge of $2 billion, net of tax, associated with the adoption of SFAS 142 and presented as a cumulative effect of change in accounting principle (refer to Note 2). The net effect of the goodwill write-down increased loss per share by $9.21 in the first quarter.

Due to the cessation of goodwill amortization in 2002 in accordance with SFAS 142, each quarter contributed approximately $0.10 earnings per share.

In the second 2002 the Company incurred a non-recurring charge of $13.3 million for costs associated with the termination of the Company’s uncompleted network construction contract further discussed in Note 20.  The effect of the charge increased loss per share by $0.04 in the second quarter.

In the second and third quarter of 2002, the Company terminated IRU contracts with two customers (refer to Note 1), which contributed $18 million and $41 million of revenue and operating income and $0.05 and $0.14 earnings per share in the second and third quarter, respectively.

In the fourth quarter of 2002, the Company recorded a $2.2 billion non-cash pretax asset impairment charge to reduce the carrying value of the Broadband unit’s assets to estimated fair market value.  The effect of the impairment charge increased loss per share by $6.54.

In the fourth quarter of 2002, the Company recorded a valuation allowance related to its deferred tax assets of $912.8 million as a component of income tax expense.  The effect of the valuation allowance increased loss per share by $4.18.

20. Commitments and Contingencies

Lease Commitments and Contractual Obligations

The Company leases certain circuits, facilities and equipment used in its operations.  Total operating lease rental expenses (excluding circuit leases) were approximately $41 million, $42 million and $32 million in 2002, 2001, and 2000, respectively.

At December 31, 2002, the total minimum annual lease commitments and purchase obligations, excluding interest, under noncancelable leases and contractual obligations are as follows:

($ in millions)	Operating Leases	Capital Leases	Unconditional Purchase Obligations	Total

2003	$107.2	$9.0	$45.8	$162.0
2004	93.9	5.9	45.0	144.8
2005	69.4	3.5	45.0	117.9
2006	50.3	2.4	45.0	97.7
2007	27.8	2.3	45.0	75.1
Thereafter	135.8	16.0	22.5	174.3

Total	$484.4	$39.1	$248.3	$771.8

Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

During 2002, several purported class action lawsuits were filed in the United States District Court for the Southern District of Ohio on behalf of purchasers of the securities of the Company between January 17, 2001 and May 20, 2002, inclusive (the “Class Period”).  The complaints alleged that the Company, its former Chief Executive Officer  (“CEO”), its current CEO, and several board members violated federal securities laws arising out of allegedly issuing material misrepresentations to the market during the Class Period which resulted in artificially inflating the market price of the Company’s securities.  The Company intends to defend these claims vigorously.

In June 2000, BCI entered into a long-term construction contract to build a 1,550-mile fiber route system.  During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract.  Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract.  As a result of the contract termination, the Company expensed $13 million in both costs incurred under the contract and estimated shutdown costs during the second quarter of 2002, which have been reflected in cost of services and products in the Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, the Company’s balance sheet included $51 million in unbilled accounts receivable (including both signed change orders and claims) at December 31, 2002 related to this contract.  Based on information available as of December 31, 2002, the Company believes it is due significant amounts outstanding under the contract, including unbilled accounts receivable.  The Company expects this matter to be resolved through arbitration.  The timing and outcome of these issues are not currently predictable.  An unfavorable outcome could have a material effect on the financial condition and results of operations and results of operations of the Company.

Commitments

In 2000, BCI entered into a purchase commitment with Corvis Corporation, a Columbia, Maryland-based manufacturer of optical network equipment.  The agreement specifies that the Company will purchase $200 million in optical network equipment from Corvis Corporation over a two-year period beginning in July 2000.  As of December 31, 2002 and 2001, the Company’s remaining purchase commitment was zero and $20 million, respectively.  In 2000, the Company also entered into a separate agreement giving it the right to purchase Series H preferred stock at $80.53 per share, which had a fair value $30 million, and $5 million of the common stock of Corvis at the initial public offering price.  The Company subsequently exercised these rights during the second and third quarters of 2000.  The established prices for these Corvis equity purchases reflect the contemporaneous fair value of the equity, as evidenced by independent third party investor purchases of this equity in the same timeframe.

In 2001, BCI entered into an agreement with Teleglobe Inc. (“Teleglobe”), a Reston, Virginia-based telecommunications company which stated that the Company would purchase $90 million of services and equipment from Teleglobe over four years.  In September 2002, the Company terminated the agreement for a payment of $4.25 million to Teleglobe, which released the Company from $63.0 million of future commitments (refer to Note 1).

In 2001 and 2000, BCI entered into agreements with two vendors to provide bundled Internet access to the Company’s customers based on a monthly maintenance fee.  These services were previously purchased from other vendors on a usage basis.  In March 2002, BCI terminated its contract with one of the vendors as part of its fourth quarter 2001 restructuring (refer to Note 3).  This contract termination reduced the Company’s future commitments by approximately $60 million.  In September 2002, BCI terminated its remaining contract as part of its third quarter restructuring (refer to Note 3), which eliminated the remaining $13 million of future commitments related to bundled Internet access.

In 1998, the Company (then known as Cincinnati Bell) entered a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services, which remains in effect until June 30, 2008.  The contract states that Convergys will be the primary provider of certain data processing, professional and consulting, technical support and customer support services for the Company.  In return, the Company will be the exclusive provider of local telecommunications services to Convergys.  The Company’s annual commitment is $45 million per year.  As of December 31, 2002, the Company has satisfied its annual commitments to date, as it incurred charges of $45 million, $54 million and $55 million in 2002, 2001, and 2000 respectively.

BCI has contractual obligations to utilize network facilities from various interexchange and local exchange carriers.  These contracts are based on a fixed monthly rate with terms extending on certain contracts through 2021.  As of December 31, 2002, BCI had committed to approximately $230 million in operating leases related to network utilization.  The buyer of substantially all of the Broadband assets, as discussed in Note 21, has agreed to assume approximately $3 million in capital lease commitments and approximately $316 million in operating lease obligations, including the obligations associated with network utilization.

21. Subsequent Events

On February 22, 2003, certain of the Company’s subsidiaries entered into a definitive agreement to sell substantially all of the assets of its Broadband segment, excluding the information technology consulting assets, to C III Communications (“C III”), for up to $129 million in cash and the assumption of certain long-term operating contractual commitments.  The contractual commitments to be assumed include approximately $3 million in capital lease commitments and approximately $316 million in operating lease obligations. The sale is subject to certain closing conditions, including approval by the Federal Communications Commission (“FCC”) and relevant state public utility commissions.  The Company expects to close the sale in 2003.  The Company will retain a 3% minority interest in the new company.  The carrying value of the current and long-lived assets to be purchased totaled $102.7 million and $40.8 million, respectively as of December 31, 2002.  The carrying value of the current and long-term liabilities to be assumed totaled $179.7 million and $293.2 million, respectively, as of December 31, 2002.

On March 26, 2003, the Company issued $350 million of mezzanine financing through Senior Subordinated Discount Notes Due 2009 (the “Mezzanine Financing”).  Proceeds from the Mezzanine Financing, net of fees, were used to pay down borrowings under the Company’s credit facility.  Interest on the Mezzanine Financing will be payable semi-annually on June 30 and December 31, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount.  In addition, purchasers of the Mezzanine Financing will receive 17.5 million common stock warrants, each to purchase one share of Broadwing Common Stock at $3.00 each.

In conjunction with the Mezzanine Financing, the Company’s credit facility was also amended and restated to, among other things, extend the revolving commitment, revise the financial covenants and allow for the sale of substantially all of the assets of the Broadband segment.  As a result of the terms of the amendment the total borrowing capacity will decrease from $1.825 billion as of December 31, 2002 to approximately $1.343 billion as of December 31, 2003 due to $262 million of scheduled repayments of the term debt facilities and a $220 million prepayment of the outstanding term debt and revolving credit facility from the Mezzanine Financing proceeds. The Company believes that its borrowing availability under the amended credit facility will provide the Company with sufficient liquidity for the foreseeable future.  After the credit facility amendment, the Company’s debt maturities total $285.1 million in 2003 and $287.1 million in 2004

In March 2003, the Company entered into a supplemental indenture to its 6¾% Notes.  The supplemental indenture allows for the sale of substantially all of the assets of the Company’s Broadband segment, provides that a bankruptcy of Broadwing Communications would not constitute an event of default, amends the definition of change in control by increasing the ownership threshold deemed to be a change in control from 20% of outstanding shares to 45% of outstanding shares and includes covenants restricting the ability of the Company to incur debt and consummate certain asset dispositions.  The supplemental indenture also increases the paid-in-kind interest by 2¼% from March 2003 through redemption in July 2009, resulting in a per annum interest rate of 9%.  Interest expense will be paid in cash semi-annually on January 21 and July 21 of each year at a rate of 6¾% per annum, commencing on

January 21, 2005.  The additional 2¼% will accrete, or be added to the principal balance, through the redemption date in July 2009.

In addition, in March 2003, the Company reached an agreement with holders of more than two-thirds of BCI’s 12½ percent preferred stock and 9 percent senior subordinated notes to exchange these instruments for common stock of the Company.  In order to consummate the exchange offers, the Company expects to issue approximately 26 million new shares of Broadwing Inc. common stock, assuming 100% redemption of the outstanding instruments, which represents an increase of 11 percent in the number of shares.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during the period covered by this report.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by Item 405 of Regulation S-K regarding directors of Broadwing Inc. can be found in the Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders, dated April 4, 2003, and incorporated herein by reference.

Executive Officers of the Registrant:

The names, ages and positions of the executive officers of the Company as of December 31, 2002 are as follows:

Name	Age	Title

Kevin W. Mooney (a)(b)	44	ChiefExecutive Officer

John F. Cassidy (a)	48	Chief Operating Officer of the Company
		and President, Cincinnati Bell

Jeffrey C. Smith	51	Chief Human Resources Officer,
		General Counsel and Corporate
		Secretary

Thomas L. Schilling	39	Chief Financial Officer

Mary E. McCann	40	Senior Vice President,
		Internal Controls

Michael W. Callaghan	55	Senior Vice President,
		Corporate Development

David A. Torline	53	Chief Information Officer ______________________________

(a) Member of the Board of Directors

(b) Member of the Executive Committee

Officers are elected annually but are removable at the discretion of the Board of Directors.

KEVIN W. MOONEY, Chief Executive Officer and Director of the Company since September 2002, Chief Operating Officer of the Company from November 2001 to September 2002; Executive Vice President and Chief Financial Officer of the Company from September 1998 to November 2001; Senior Vice President and Chief Financial Officer of Cincinnati Bell Telephone from January 1998 to September 1998; Vice President and Controller of the Company, 1996-1998; Vice President of Financial Planning and Analysis of the Company, 1994-1996; Director of Financial Planning and Analysis of the Company, 1990-1994.

JOHN F. CASSIDY, Chief Operating Officer and Director of the Company and President of Cincinnati Bell since September 2002, President and Chief Operating Officer of Cincinnati Bell since May 2000; President of

Cincinnati Bell Enterprises since August, 1999; President of Cincinnati Bell Wireless since 1996; Senior Vice President, National Sales & Distribution of Rogers Cantel in Canada from 1992-1996; Vice President, Sales and Marketing, Ericsson Mobile Communications from 1990-1992; Vice President, Sales and Marketing, General Electric Company from 1988-1990.

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

THOMAS L. SCHILLING, Chief Financial Officer of the Company since July 2002; Senior Vice President and Chief Financial Officer of Broadwing Communications from 1999-2002; Chief Financial Officer of AutoTrader.com from 1998-1999; Managing Director of MCI Systemhouse from 1997-1998; Director of Finance of MCI Communications from 1995-1997.

MARY E. McCANN, Senior Vice President, Internal Controls of the Company since July 2002; Senior Vice President, Corporate Finance of the Company from December 2001 to July 2002; Vice President, Controller of the Company from February 1999 to December 2001; Director of Financial Planning of Cincinnati Bell Telephone from April 1998 to February 1999; Manager of Financial Reporting and Analysis of Cincinnati Bell Telephone from August 1996 to April 1998; Senior Financial Analyst from May 1995 to August 1996.

MICHAEL W. CALLAGHAN, Senior Vice President, Corporate Development of the Company since March 1999; Vice President, Corporate Development of Convergys Corporation, 1998-1999; Vice President, Corporate Development of the Company, 1994-1998; Corporate Director of Video and Interactive Services of Ameritech from 1991-1994; President of Scripps Howard Cable, 1984-1991.

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

Items 11 and 12.  Executive Compensation and Security Ownership of Certain Beneficial Owners and Management

The information required by these items can be found in the Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders dated April 4, 2003 and incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Not Applicable.

Item 14.  Internal Controls and Procedures

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

Item 15.  Exhibits and Reports on Form 8-K

Exhibits

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION
(3)(a)	Amended Articles of Incorporation of Broadwing Inc. (Exhibit (3)(a) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519)

(3)(b)	Amended Regulations of the registrant. (Exhibit 3.2 to Registration Statement No. 2-96054)

(4)(a)

Provisions of the Amended Articles of Incorporation and the Amended Regulations of the registrant which define the rights of holders of Common Shares and the Preferred Shares are incorporated by reference to such Amended Articles filed as Exhibit (3)(a) hereto and such Amended Regulations filed as Exhibit (3)(b) hereto.

(4)(b)(i)

Rights Agreement dated as of April 29, 1997, between the Company and The Fifth Third Bank which includes the form of Certificate of Amendment to the Amended Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on May 1, 1997)

(4)(b)(ii)

Amendment No. 1 to the Rights Agreement dated as of July 20, 1999, between the Company and The Fifth Third Bank (Exhibit 1 to Amendment No. 1 of the Company’s Registration Statement on Form 8-A filed on August 6, 1999)

(4)(b)(iii)

Amendment No. 2 to the Rights Agreement dated as of November 2, 1999, between the Company and The Fifth Third Bank (Exhibit 1 to Amendment No. 2 of the Company’s Registration Statement on Form 8-A filed on November 8, 1999)

4)(b)(iv)	Amendment No. 3 to the Rights Agreement dated as of June 10, 2002, between the .

Company and The Fifth Third Bank (Exhibit 1 to Amendment No. 3 of the Company’s Registration Statement on Form 8-A filed on July 2, 2002)
(4)(c)(i)

Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023.  (Exhibit 4-A to Form 8-K, date of report July 12, 1993, File No. 1-8519)

(4)(c)(ii)

Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report October 27, 1993, File No. 1-8519)

(4)(c)(iii)

Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report November 30, 1998, File No. 1-8519)

(4)(c)(iv)

Investment Agreement dated as of July 21, 1999, among Cincinnati Bell, Oak Hill Capital Partners L.P. and certain related parties of Oak Hill (Exhibit 4.9 to Form S-4 filed on September 13, 1999, File No. 1-8519)

(4)(c)(v)(1)	Indenture dated as of July 21, 1999 among Cincinnati Bell Inc., and The Bank of New York, as Trustee (Exhibit 4.10 to Form S-3 filed on November 10, 1999, File No. -8519).

(4)(c)(v)(2)+	First Supplemental Indenture dated as of March 26, 2003, between Broadwing Inc. (f/k/a Cincinnati Bell Inc.), as Issuer, and The Bank of New York, as Trustee.

(4)(c)(vi)+

Indenture dated as of March 26, 2003, by and among Broadwing Inc., as Issuer, Cincinnati Bell Public Communications Inc., ZoomTown.com Inc, Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services Inc., Broadwing Financial LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless Holdings LLC and Broadwing Holdings Inc. as Guarantors, and The Bank of New York, as trustee, in connection with $350,000,000 of Broadwing Inc. Senior Subordinated Discount Notes Due 2009.

(4)(c)(vii)+	Warrant Agreement, dated as of March 26, 2003, by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers.

(4)(c)(viii)+	Exchange and Registration Rights Agreement, dated as of March 26, 2002 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., and any other affiliate purchasers.

(4)(c)(ix)+

Equity Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers.

4(c)(x)(1)+

Purchase Agreement, dated as of March 26, 2003 by and between Broadwing Inc. GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchaser of Senior Subordinated Notes due 2009 of Broadwing, Inc.

4(c)(x)(2)+

First Amendment to Purchase Agreement, dated as of March 26, 2003 by and between Broadwing Inc. GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009.

(4)(c)(xi)

No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).  Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10(i)(1)+

Credit Agreement dated as of November 9, 1999, amended and restated as of March 26, 2003, ("Credit Agreement") among Broadwing Inc. (f/k/a Cincinnati Bell) and Broadwing Communications Services Inc. (f/k/a IXC Communications Services, Inc.) as the Borrowers, the Initial Lenders, Initial Issuing Banks and Swing Line Banks named herein, Bank of America, N.A., as Syndication Agent, Citicorp USA, Inc., as administrative Agent, Credit Suisse First Boston and The Bank of New York, as Co-Documentation Agents, PNC Bank, N.A., as Agent and Salomon Smith Barney Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers.

(10)(i)(2)

Asset Purchase Agreement by and among Broadwing Inc., Cincinnati Bell Directory Inc.and CBD Media, Inc. dated as of February 4, 2002.  (Exhibit (10)(i)(2) to Form 10-K for the year ended December 31, 2001, File No. 1-8519)

(10)(i)(3)

Asset Purchase Agreement among Broadwing Communications Services Inc. and CIII Communications dated as of February 22, 2003.  (Exhibit (99)(i) to Form 8-K, date of report February 28, 2003, File No. 1-8519)

(10)(iii)(A)(1)*	Short Term Incentive Plan of Broadwing Inc., as amended and restated effective July 24,2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the three months ended June 30, 2000,File No. 1-8519)

(10)(iii)(A)(2)*

Broadwing Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective July 24, 2000.  (Exhibit (10)(iii)(A)(3) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519)

(10)(iii)(A)(3)(i)*	Broadwing Inc. Pension Program, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the three months ended June 30, 2000, File No.1-8519)

(10)(iii)(A)(3)(ii)*	Cincinnati Bell Pension Program, as amended and restated effective March 3, 1997. (Exhibit (10)(iii)(A)(3)(ii) to Form 10-K for 1997, File No. 1-8519)

(10)(iii)(A)(4)*	Broadwing Inc. Executive Deferred Compensation Plan, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(5) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519)

(10)(iii)(A)(5)*	Broadwing Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the three months ended June 30,

2000, File No. 1-8519)

(10)(iii)(A)(6)*

Cincinnati Bell Inc. (now known as Broadwing Inc.) 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective February 1, 1999.  (Exhibit (10)(iii)(A)(15) to Form 10-K for 1998, File No. 1-8519)

(10)(iii)(A)(7)*	Cincinnati Bell Inc. (now known as Broadwing Inc.) 1989 Stock Option Plan. (Exhibit (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519)

(10)(iii)(A)(8)*	Employment Agreement effective January 1, 1999 between the Company and Kevin W.Mooney. (Exhibit (10)(iii)(A)(ii) to Form 10-K for 1998, File No. 1-8519)

(10)(iii)(A)(8.1)*

Amendment to Employment Agreement effective September 20, 2002 between the Company and Kevin W. Mooney.  (Exhibit (10)(iii)(A)(9.1) to Form 10-Q for the three months ended September, 30, 2002, File 1-8519)

(10)(iii)(A)(8.2)*

Amendment to Employment Agreement effective February 3, 2003 between the Company and Kevin W. Mooney.  (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, date of report February 3, 2002, File No. 1-8519)

(10)(iii)(A)(9)*	Employment Agreement effective December 4, 2001 between the Company and Michael W. Callaghan. (Exhibit (10)(iii)(A)(10) to Form 10-K for 2001, File No. 1-8519)

(10)(iii)(A)(9.1)*

Amendment to Employment Agreement effective February 3, 2003 between the Company and Michael W. Callaghan.  (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, date of report February 3, 2002, File No. 1-8519)

(10)(iii)(A)(10)*	Employment Agreement dated January 1, 1999 between the Company and John F. Cassidy. (Exhibit (10)(iii)(A)(11.1) to Form 10-Q for the three months ended September, 30, 2002, File 1-8519)

(10)(iii)(A)(11)*	Employment Agreement effective January 1, 2000 between the Company and Jeffrey C. Smith. (Exhibit (10)(iii)(A)(12) to Form 10-Q for the three months ended March 31, 2001, File No. 1-8519)

(10)(iii)(A)(11.1)*

Amendment to Employment Agreement effective September 20, 2000 between the Company and Jeffrey C. Smith.  (Exhibit (10)(iii)(A)(12.1) to Form 10-Q for the three months ended September 30, 2002, File No. 1-8519)

(10)(iii)(A)(11.2)*

Amendment to Employment Agreement effective February 3, 2003 between the Company and Jeffrey C. Smith.  (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, date of report February 3, 2002, File No. 1-8519)

(10)(iii)(A)(12)*	Employment Agreement effective July 24, 2002 between the Company and Thomas L. Schilling. Exhibit (10)(iii)(A)(13) to Form 10-Q for the three months ended June 30, 2002, File No. 1-8519)

(10)(iii)(A)(12.1)*

Amendment to Employment Agreement effective February 3, 2003 between the Company and Thomas L. Schilling.  (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, date of report February 3, 2002, File No. 1-8519)

(99.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.3)+

Exchange and Voting Agreement, dated as of March 24, 2003, by and among Broadwing Inc., and the beneficial owners of (or investment managers or advisors for accounts or funds that own) the 9% Senior Subordinated Notes due 2008 of Broadwing Communications Inc., a subsidiary of the Company.

(99.4)+

Exchange and Voting Agreement, dated as of March 24, 2003, by and among Broadwing Inc., and the beneficial owners of (or investment managers or advisors for accounts or funds that own) the 12 1/2% Series B Junior Exchangeable Preferred Stock due 2009 of Broadwing Communications Inc., a subsidiary of the Company.

(12)+	Ratio of Earnings to Fixed Charges.

(21)+	Subsidiaries of the Registrant.

(23)+	Consent of Independent Accountants.

(24)+	Powers of Attorney.

+ Filed herewith.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

The Company’s reports on Form 10-K, 10-Q, and 8-K are available free of charge at the following website:  http://www.broadwing.com/.  Upon request, the Company will furnish a copy of the Proxy Statement to its security holders without charge, portions of which are incorporated herein by reference.  The Company will furnish any other exhibit at cost.

Reports on Form 8-K

Form 8-K, date of report October 29, 2002, reporting that Robert Shingler was appointed  President of Broadwing Communications Inc. and announced that Broadwing Communications has deferred cash payment of the quarterly dividend, due November 15, 2002, on its Broadwing Communications subsidiary12½% preferred shares, in accordance with the terms of the security.

Form 8-K, date of report December 11, 2002, reporting that William A. Friedlander retired as a Director of the Broadwing Inc. Board of Directors.  Effective with Mr. Friedlander’s retirement the Board of Directors resolved to reduce the size of the board to eleven members.  Additionally, Broadwing signed an agreement with investment funds managed by Goldman, Sachs, & Co. to provide $200 million in financing to Broadwing in the form of Senior Subordinated Discount Notes due in 2009.

Form 8-K, date of report January 13, 2002, reporting the Company issued a press release announcing progress on its five-point restructuring plan and including an increase of Goldman, Sachs, & Co. commitment of $150 million, bringing the total commitment to $350 million.

Form 8-K, date of report February 3, 2003, reporting the Company issued a Press Release announcing amendments to employment agreements with its Chief Executive Officer, Kevin W. Mooney, its Chief Financial Officer, Thomas L. Schilling, its Chief Human Resources Officer, General Counsel and Corporate Secretary, Jeffrey C. Smith and its Senior Vice President of Corporate Development, Michael W. Callaghan. The contract amendments provide incentives for the employees to sell the Broadband business of Broadwing Communications Inc. and to amend the Company's credit facility, as well as provide for their retention through the period of the Company's restructuring.  In addition, the press release reported that the Chief Operating Officer of Broadwing Inc., John F. Cassidy, would report directly to the Board of Directors.

Form 8-K, date of report February 25, 2003, reporting the Company issued a press release announcing that it had reached an agreement to sell substantially all the assets of its Broadband business, Broadwing Communications Services Inc., including the Broadwing name, to privately held C III Communications, LLC, for up to $129 million in cash.

Form 8-K, date of report February 28, 2003, reporting the asset purchase agreement among the Company and C III Communications LLC.

Form 8-K, date of report March 28, 2003, reporting the Company issued a press release announcing a comprehensive recapitalization that includes successful completion of an amendment to its bank credit facility for, among other things, the extension of its scheduled maturities, providing the company with sufficient liquidity to meet its obligations until 2006.

Schedule II

BROADWING INC.

VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

	Beginning of Period	Charged to Expenses	To (from) Other Accounts		Deductions		At End of Period

Allowance for Doubtful Accounts
Year 2002	$36.4	$55.6	$—		$38.8		$53.2
Year 2001	$46.5	$88.4	$—		$98.5		$36.4
Year 2000	$50.8	$71.1	$1.1	(a)	$74.3	(b)	$46.5

Deferred Tax
Valuation Allowance
Year 2002	$82.4	$1,092.5	$(14.1	)(d)	$—		$1,189.0
Year 2001	$46.6	$35.8	$—		$—		$82.4
Year 2000	$17.1	$30.1	$—		$0.6	(c)	$46.6

(a)           Primarily includes amounts previously written off which were credited directly to this account when recovered and an allocation of the purchase price for receivables purchased from interexchange carriers.

(b)  Primarily includes amounts written off as uncollectible.

(c)  Includes amount reversed when benefit was realized.

(d)  Includes amount related to benefits from stock options.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWING INC.
March 31, 2003	By /s/ Thomas L. Schilling
Thomas L. Schilling Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

KEVIN W. MOONEY*	Chief Executive
Kevin W. Mooney	Officer and Director

JOHN F. CASSIDY*	Chief Operating Officer of the Company;
John F. Cassidy	President of Cincinnati Bell, and Director

LAWRENCE J. BOUMAN*	Director
Lawrence J. Bouman

PHILLIP R. COX*	Director
Phillip R. Cox

J. TAYLOR CRANDALL*	Director
J. Taylor Crandall

KAREN M. HOGUET*	Director
Karen M. Hoguet

DANIEL J. MEYER*	Chairman of the Board and Director
Daniel J. Meyer

MARY D. NELSON*	Director
Mary D. Nelson

CARL REDFIELD*	Director
Carl Redfield

DAVID B. SHARROCK*	Director
David B. Sharrock

JOHN M. ZRNO*	Director
John M. Zrno

*By:	/s/ Kevin W. Mooney	March 31, 2003
Kevin W. Mooney
as attorney-in-fact and on his behalf
as Principle Executive Officer and
Chief Executive Officer

Certifications

I, Kevin W. Mooney, Chief Executive Officer, certify that:

1.               I have reviewed this annual report on Form 10-K of Broadwing Inc;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed  such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

b.              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

c.               any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Kevin W. Mooney
Kevin W. Mooney
Chief Executive Officer

Certifications

I, Thomas L. Schilling, Chief Financial Officer, certify that:

1.               I have reviewed this annual report on Form 10-K of Broadwing Inc;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Thomas L. Schilling
Thomas L. Schilling
Chief Financial Officer