Form 10-K/A
period 2002-12-31
BROADWING INC
filed 2003-05-15
CIK 716133

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM        TO

                          COMMISSION FILE NUMBER 1-8519

                                 BROADWING INC.

                Incorporated under the laws of the State of Ohio

                 201 East Fourth Street, Cincinnati, Ohio 45202

                I.R.S. Employer Identification Number 31-1056105

                       Telephone - Area Code 513 397-9900



                                                       NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                            ON WHICH REGISTERED
------------------------------------------          ----------------------------
Common Shares (par value $0.01 per share)           New York Stock Exchange

Preferred Share Purchase Rights                     Cincinnati Stock Exchange

6 3/4% Preferred Shares                             New York Stock Exchange



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

Yes  |X|  No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

At March 20, 2003, there were 218,952,904 Common Shares outstanding. At March 20, 2003, the aggregate market value of the voting shares owned by non-affiliates was $934,928,900. At June 30, 2002, the aggregate market value of the voting shares owned by non-affiliates was $569,188,870.

DOCUMENTS INCORPORATED BY REFERENCE: (1) Portions of the registrant's definitive proxy statement dated April 4, 2003 issued in connection with the annual meeting of shareholders to be held on April 29, 2003 are incorporated by reference into
Part III.

================================================================================

                                EXPLANATORY NOTE

We are amending this Form 10-K of Broadwing Inc. (the "Company) to revise Item
13. Certain Relationships and Related Transactions to provide the following additional disclosure.

Item 13. Certain Relationships and Related Party Transactions.

In October of 1997, our then-President of a subsidiary of the Company, Cincinnati Bell Wireless Company, (and now the Chief Operating Officer of the Company), John F. Cassidy, sold a profits interest in Scorecard Systems Inc. ("Systems"), a company of which he participated in the founding in October 1996, to Systems in exchange for deferred payment obligations aggregating approximately $1.67 million payable from Systems to Mr. Cassidy. An affiliate of Systems, Scorecard Solutions Inc. ("Solutions"), a company that was created for the primary purpose of transacting business with the Company and a company in which Mr. Cassidy did not otherwise have an interest, became a vendor to the Company in December of 1997. Systems and Solutions provide tools to enable telecommunications companies to monitor their businesses. In early 2002, Systems also contracted with the Company while Mr. Cassidy was still a creditor of Systems. The final payment on the deferred obligation in the amount of approximately $676,000 was received by Mr. Cassidy in 2002. The Company paid Solutions and Systems an aggregate of approximately $3.5 million from 1997 through 2002 for services rendered.

                                 CERTIFICATIONS

I, Kevin W. Mooney, Chief Executive Officer, certify that:

1.       I have reviewed this annual report on Form 10-K/A of Broadwing Inc;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 15, 2003                                      /s/ KEVIN W. MOONEY
     ------------                                      -------------------------
                                                       Kevin W. Mooney
                                                       Chief Executive Officer

                                 CERTIFICATIONS


I, Thomas L. Schilling, Chief Financial Officer, certify that:

1.       I have reviewed this annual report on Form 10-K/A of Broadwing Inc;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003                              /s/ THOMAS L. SCHILLING
      ------------                              ------------------------------
                                                Thomas L. Schilling
                                                Chief Financial Officer