Form 10-Q
period 2003-03-31
BROADWING INC
filed 2003-05-15
CIK 716133

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number 1-8519

BROADWING INC.

Incorporated under the laws of the State of Ohio

201 East Fourth Street, Cincinnati, Ohio 45202

I.R.S. Employer Identification Number 31-1056105

Telephone—Area Code (513) 397-9900

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

        At April 30, 2003, there were 218,952,105 common shares outstanding.

Form 10-Q Part I

Broadwing Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue	$480.7	$542.8
Costs and Expenses
Cost of services and products (excluding depreciation of $32.8 and $94.2 included below)	219.4	268.0
Selling, general and administrative	120.3	127.8
Depreciation	41.4	115.3
Amortization	0.1	6.3
Restructuring	—	16.5
Asset impairments and other	0.3	(0.3)

Total operating costs and expenses	381.5	533.6

Operating Income	99.2	9.2
Minority interest expense	14.1	14.2
Interest expense and other financing costs	45.3	38.3
Other income, net	(0.1)	(0.9)

Income (loss) from continuing operations before income taxes, discontinued operation and cumulative effect of changes in accounting principles	39.9	(42.4)
Income tax expense (benefit)	2.0	(8.9)

Income (loss) from continuing operations before discontinued operation and cumulative effect of changes in accounting principles	37.9	(33.5)
Income from discontinued operation, net of taxes of $119.8	—	217.8

Income before cumulative effect of changes in accounting principles	37.9	184.3
Cumulative effect of changes in accounting principles, net of taxes of $47.6 and $5.8, respectively	(85.9)	2,008.7

Net Income (Loss)	123.8	(1,824.4)
Preferred stock dividends	2.6	2.6

Net Income (Loss) Applicable to Common Shareowners	$121.2	$(1,827.0)

Net Income (Loss)	$123.8	$(1,824.4)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swaps	1.7	2.8

Comprehensive Income (Loss)	$125.5	$(1,821.6)

Basic and Diluted Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.16	$(0.17)
Income from discontinued operations, net of taxes	—	1.00
Cumulative effect of change in accounting principle, net of taxes	0.39	(9.21)

Net Earnings (Loss) per Common Share	$0.55	$(8.38)

Weighted Average Common Shares Outstanding (millions)
Basic	218.9	218.2
Diluted	219.9	218.2

The accompanying notes are an integral part of the financial statements.

Broadwing Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, Except Per Share Amounts)
(Unaudited)

	March 31, 2003	December 31, 2002
Assets
Current assets
Cash and cash equivalents	$36.4	$44.9
Restricted cash	7.0	7.0
Receivables, less allowances of $24.0 and $53.0	182.8	290.6
Materials and supplies	29.2	32.2
Deferred income tax benefits	11.3	11.3
Prepaid expenses and other current assets	24.6	23.8
Assets held for sale	94.4	—

Total current assets	385.7	409.8
Property, plant and equipment, net of accumulated depreciation of $1,546.4 and $1,659.8	933.5	867.9
Goodwill, net of accumulated amortization of $3.3 and $3.3	40.9	40.9
Other intangibles, net	66.8	66.9
Deferred financing costs	57.6	19.3
Other noncurrent assets	54.9	62.8
Assets held for sale	54.8	—

Total assets	$1,594.2	$1,467.6

Liabilities and Shareowners' Deficit
Current liabilities
Short-term debt	$356.3	$203.7
Accounts payable	53.6	129.4
Current portion of unearned revenue and customer deposits	29.8	108.9
Accrued taxes	78.5	84.4
Accrued restructuring	35.3	41.1
Other current liabilities	131.7	169.6
Liabilities to be assumed in sale	133.7	—

Total current liabilities	818.9	737.1
Long-term debt, less current portion	2,184.1	2,354.7
Unearned revenue, less current portion	2.6	293.3
Deferred income tax liabilities	87.0	37.2
Other noncurrent liabilities	149.5	149.7
Liabilities to be assumed in sale	284.8	—

Total liabilities	3,526.9	3,572.0
Minority interest	445.7	443.9
Commitments and contingencies
Shareowners' Deficit
6 3/4% Cumulative Convertible Preferred Stock, 2,357,299 shares of all classes of preferred stock authorized; 155,250 shares (3,105,000 depository shares) issued and outstanding at March 31, 2003 and December 31, 2002	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 226,752,831 and 226,598,844 shares issued; 218,875,393 and 218,690,375 outstanding at March 31, 2003 and December 31, 2002	2.3	2.3
Additional paid-in capital	2,409.3	2,365.1
Accumulated deficit	(4,761.8)	(4,885.6)
Accumulated other comprehensive loss	(12.1)	(13.8)
Common shares in treasury, at cost:
7,877,438 and 7,908,469 shares at March 31, 2003 and December 31, 2002	(145.5)	(145.7)

Total shareowners' deficit	(2,378.4)	(2,548.3)

Total liabilities and shareowners' deficit	$1,594.2	$1,467.6

The accompanying notes are an integral part of the financial statements.

Broadwing Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities
Net income (loss)	$123.8	$(1,824.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of changes in accounting principles, net of tax	(85.9)	2,008.7
Gain from sale of discontinued operation	—	(211.8)
Depreciation	41.4	115.3
Amortization	0.1	6.3
Asset impairments	0.3	—
Provision for loss on receivables	11.7	11.2
Noncash interest expense	12.6	10.0
Minority interest expense	14.1	14.2
Gain on sale of investments	—	(0.6)
Deferred income tax expense (benefit)	1.9	(9.6)
Tax benefits from employee stock option plans	0.1	0.7
Other, net	3.9	—
Changes in operating assets and liabilities:
Decrease (increase) in receivables	13.4	(15.1)
Decrease (increase) in prepaid expenses and other current assets	(7.1)	3.3
Decrease in accounts payable	(14.4)	(51.4)
Decrease in accrued and other current liabilities	(42.8)	(35.0)
Decrease in unearned revenue	(34.5)	(30.4)
Increase in other assets and liabilities, net	(5.9)	(1.7)
Net cash provided by discontinued operation	—	(7.1)

Net cash provided by (used in) operating activities	32.7	(17.4)

Cash Flows from Investing Activities
Capital expenditures	(22.0)	(52.7)
Proceeds from sale of investments	3.8	23.3
Proceeds from sale of discontinued operation	—	345.0

Net cash provided by (used in) investing activities	(18.2)	315.6

Cash Flows from Financing Activities
Issuance of long-term debt	380.0	52.0
Repayment of long-term debt	(356.1)	(336.2)
Short-term repayments, net	(1.0)	(1.7)
Debt issuance costs	(44.6)	(2.8)
Issuance of common shares—exercise of stock options	1.3	0.4
Minority interest and preferred stock dividends paid	(2.6)	(15.0)

Net cash used in financing activities	(23.0)	(303.3)

Net decrease in cash and cash equivalents	(8.5)	(5.1)
Cash and cash equivalents at beginning of period	44.9	30.0

Cash and cash equivalents at end of period	$36.4	$24.9

The accompanying notes are an integral part of the financial statements.

Broadwing, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Liquidity and Accounting Policies

        Description of Business—Broadwing Inc. ("the Company") provides diversified telecommunications services through businesses in four segments: Broadband, Local, Wireless, and Other. During the first quarter of 2002, the Company sold substantially all of the assets of Cincinnati Bell Directory ("CBD"), which was previously reported in the Other segment.

        On February 22, 2003, certain Broadwing Communications Inc. ("BCI") subsidiaries entered into a definitive agreement to sell substantially all of the assets of its Broadband segment for approximately $129.3 million in cash, subject to certain purchase price adjustments, and the assumption of certain liabilities and operating contractual commitments to C III Communications, LLC and CIII Communications Operations, LLC (collectively "C III"). After the completion of the sale the only remaining BCI subsidiaries with significant operating assets will be Broadwing Technology Solutions Inc., an information technology consulting subsidiary, and Broadwing Telecommunications Inc., a subsidiary whose assets service the Other segment long distance business. The sale is subject to certain closing conditions, including approval by the Federal Communications Commission ("FCC") and relevant state public utility commissions. The Company will retain a 3% interest in the new company. Accordingly, the assets to be sold have been classified as "Assets held for sale" and the liabilities to be assumed have been classified as "Liabilities to be assumed in sale" as of March 31, 2003 (refer to Note 2).

        Basis of Presentation—The Condensed Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period presented.

        The adjustments referred to above are of a normal and recurring nature except for those outlined in Notes 2, 3, 4, 13, 14, and as outlined below. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.

        The December 31, 2002 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the notes thereto included in the Company's 2002 Annual Report on Form 10-K.

        Basis of Consolidation—The consolidated financial statements include the consolidated accounts of Broadwing Inc. and its majority-owned subsidiaries over which it exercises control. Significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

        Liquidity and Financial Resources—As of March 31, 2003, the amount of available borrowings to the Company under its revolving credit facility was $268.9 million. On March 26, 2003, the Company received $350 million of gross cash proceeds from the issuance of Senior Subordinated Discount Notes Due 2009 (the "16% notes"). Proceeds from the 16% notes, net of fees, were used to pay down borrowings under the Company's credit facilities. In conjunction with the financing, the Company's credit facilities were also amended and restated ("Amended and Restated Credit Agreement") to, among other things, extend the revolving commitment, revise the financial covenants, accelerate a portion of the term debt, and allow for the sale of substantially all of the assets of the Broadband segment. As a result of the terms of the amendment, the total borrowing capacity decreased from

$1.825 billion as of December 31, 2002 to approximately $1.604 billion as of March 31, 2003 due to $1 million of scheduled repayments of the term debt facilities and a $220 million permanent prepayment of the outstanding term debt and revolving credit facilities from the 16% note proceeds.

        The Company believes that its borrowing availability under the amended credit facilities and cash generated by its operations will provide sufficient liquidity until the first quarter of 2006. However, the terms of the 16% notes and the amended credit facilities limit the Company's ability to make future investments in or fund the operations of BCI and its subsidiaries. Specifically, the Company and its subsidiaries other than BCI may not make investments in or fund the operations of BCI and its subsidiaries beyond an aggregate amount of $118 million after October 1, 2002. As of March 31, 2003, the Company had the ability to invest an additional $51.2 million in BCI and its subsidiaries based on these provisions. In addition, BCI's cash balance as of March 31, 2003 was $7.1 million, for total BCI liquidity of $58.3 million. The uncertainty of BCI's available liquidity resulting from these funding constraints, prompted BCI's independent accountants to include a going concern explanatory paragraph in their audit report filed along with the stand alone annual financial statements of BCI for the year ended December 31, 2002. The going concern explanatory paragraph means that, in the opinion of BCI's independent accountants, there is substantial doubt about BCI's ability to continue to operate as a going concern. If BCI is unable to finance its operations through closing of the asset sale and meet its remaining obligations, or if a sale is not consummated, it may be forced to seek protection from its creditors through bankruptcy proceedings.

        Use of Estimates—Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

        Unbilled Receivables—Unbilled receivables arise from local, broadband and wireless services rendered but not yet billed, in addition to network construction revenue that is recognized under the percentage-of-completion method. Network construction receivables are billable upon achievement of contractual milestones or upon completion of contracts. As of March 31, 2003 and December 31, 2002, unbilled receivables totaled $89.5 million and $91.0 million, respectively. Unbilled receivables of $50.5 million at March 31, 2003 and December 31, 2002, include both claims and signed change orders related to a construction contract that was terminated during the second quarter of 2002. The Company believes such amounts are valid and collectible receivables. Refer to Note 14 for a detailed discussion of this construction contract.

        Allowance for Uncollectible Accounts Receivable—The Company establishes provisions for uncollectible accounts receivable using both percentages of aged accounts receivable balances to reflect the historical average of credit losses and specific provisions for certain large, potentially uncollectible balances. The Company believes that its allowance for potential losses is adequate based on the methods described above. However, if one or more of the Company's larger customers were to default on its accounts receivable obligations or general economic conditions in the United States of America deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established.

        Property, Plant and Equipment—Property, plant and equipment is stated at cost. The Company's provision for depreciation of telephone plant is determined on a straight-line basis using the whole life and remaining life methods. Provision for depreciation of other property is based on the straight-line method over the estimated useful life. Repairs and maintenance expense items are charged to expense as incurred. The cost of removal for telephone plant is included in costs of products and services.

        Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with purchase business combinations. Indefinite-lived intangible assets consist primarily of FCC licenses of the Wireless segment. Upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002, the Company recorded a goodwill impairment charge of $2,008.7 million, net of tax, related to the Broadband segment and ceased amortization of remaining goodwill and indefinite-lived intangible assets as discussed in Note 3.

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

        Impairment of Long-lived Assets, Other than Goodwill and Indefinite lived Intangibles—The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite lived assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount. An impairment loss is measured as the amount by which the asset's carrying value exceeds its fair value.

        During the fourth quarter of 2002, the Company performed an impairment assessment of its Broadband segment assets as a result of the restructuring plan implemented during the quarter and the strategic alternatives being explored, including the potential sale of the Broadband business. This assessment considered all of the contemplated strategic alternatives for the Broadband segment, including a potential sale of assets, using a probability-weighted approach. Based on this assessment, it was determined that the long-lived assets of the Company's Broadband segment were impaired and the Company recorded a $2.2 billion non-cash impairment charge to reduce the carrying value of these assets. Of the total charge, $1,901.7 million related to tangible fixed assets and $298.3 million related to finite-lived intangible assets.

        Deferred Financing Costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing; such costs are amortized as interest expense over the terms of the related debt agreements.

        Asset Retirement Obligations—The Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") as of January 1, 2003. This statement requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. The removal cost is initially capitalized and depreciated over the remaining life of the underlying asset. The associated liability is accreted over the life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as income or loss on disposition. The Company determined the Local segment did not have a liability under SFAS 143, while the Wireless segment and Other segment did have a liability. The Company recorded a non-recurring increase to net income as a change in accounting principle as of January 1, 2003 of $85.9 million, net of tax. The Local segment recorded $86.3 million of income related to depreciation previously recorded for asset removal costs, offset by $0.4 million of expense recorded in the Wireless segment. Additionally, the Company recorded a liability for removal costs at fair value of approximately $2.6 million and an asset of approximately $2.3 million in the first quarter of 2003 related to the Wireless and Other segments. The asset will be depreciated straight line over the remaining lives of the assets, while the interest component of the liability will be accreted over the remaining lives of the assets.

        Revenue Recognition—Local, wireless and broadband transport service revenue is billed monthly, in advance, with revenue being recognized when earned. Both switched voice and data and Internet product revenue are billed monthly in arrears, while the revenue is recognized as the services are provided. Revenue from product sales and certain services is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance. Upfront fees for customer connection and activation are deferred and amortized into revenue on a straight-line basis over the average customer life. The related connection and activation costs, to the extent of the upfront fees, are deferred and amortized on a straight-line basis over the average customer life.

        Indefeasible right-of-use agreements ("IRU") represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated. IRU and related maintenance revenue are included in the broadband transport category of the Broadband segment.

        Construction revenue and estimated profits are recognized according to the percentage of completion method on a cost incurred to total costs estimated at completion basis. The method is used because the Company can make reasonably dependable estimates of revenue and costs applicable to various stages of a contract. As the financial reporting of these contracts depends on estimates that are continually assessed throughout the terms of the contracts, revenue recognized is subject to revision as the contracts near completion. Revisions in estimates are reflected in the period in which the facts that give rise to the revision become known and could impact revenue and costs of services and products. Construction projects are considered substantially complete upon customer acceptance. In November 2001, the Company announced its intention to exit the construction business upon completion of one remaining contract. That contract was terminated in 2002 and is currently in dispute as discussed in Note 14.

        Fiber Exchange Agreements—In connection with the development of its optical network, the Company entered into various agreements to exchange fiber usage rights. The Company accounts for agreements with other carriers to either exchange fiber asset service contracts for capacity or services by recognizing the fair value of the revenue earned and expense incurred. Exchange agreements accounted for non-cash revenue and expense, in equal amounts, of approximately $2 million in both the first quarter of 2003 and 2002.

        Income Taxes—The income tax provision consists of an amount for taxes currently payable and an expense (or benefit) for tax consequences deferred to future periods. In evaluating the carrying value of its deferred tax assets, the Company considers prior operating results, future taxable income projections, expiration of tax loss carryforwards and ongoing prudent and feasible tax planning strategies.

        Stock-Based Compensation—The Company accounts for stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to

Employees" ("APB 25"), and related interpretations. Compensation cost is measured under the intrinsic value method. Stock-based employee compensation cost is not reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to stock-based employee compensation in all periods presented.

	Three Months Ended March 31,
	2003	2002
	(dollars in millions except per share amounts)
Net income (loss) applicable to common shareowners:
As reported	$121.2	$(1,827.0)
Deduct: Total stock-based employee compensation expense determined under fair value, net of related taxes	(8.8)	(7.4)

Total pro forma net income (loss)	$112.4	$(1,834.4)
Diluted earnings (loss) per share:
As reported	$0.55	$(8.38)
Pro forma	$0.51	$(8.41)

        The weighted average fair values at the date of grant for the Company options granted to employees were $1.02 and $4.09 for the three months ended March 31, 2003 and 2002, respectively. Such amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2002
Expected dividend yield	—	—
Expected volatility	35.0%	80.7%
Risk-free interest rate	2.1%	3.9%
Expected holding period—years	3	3

        Recently Issued Accounting Standards—In December 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51"), addresses consolidation by business enterprises of variable interest entities. ARB 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As the Company does not have any variable interest entities, FIN 46 is expected to have no impact on the Company's consolidated financial statements.

        In March 2003, the Emerging Issues Task Force ("EITF") reached consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables"("EITF 00-21"). This guidance addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 is not expected to have a material impact on the Company's financial statements.

2. Assets Held for Sale and Liabilities to be Assumed in Sale

        On February 22, 2003, certain of Broadwing Communications' subsidiaries entered into a definitive agreement to sell substantially all of the assets of the Broadband segment to C III, for approximately $129.3 million in cash, subject to certain purchase price adjustments, and the assumption of certain liabilities and operating contractual commitments. After the completion of the sale the only remaining BCI subsidiaries with significant operating assets will be Broadwing Technology Solutions Inc., an information technology consulting subsidiary, and Broadwing Telecommunications Inc., a subsidiary whose assets service the Other segment long distance business. The sale is subject to certain closing conditions, including approval by the FCC and relevant state public utility commissions. The Company will retain a 3% interest in the new company. The Company anticipates the first stage closing of the sale to be completed during the third quarter of 2003.

        The Company classified the assets to be sold to C III as "Assets held for sale" and the liabilities to be assumed by C III as "Liabilities to be assumed in sale" as of the measurement date of March 1, 2003 and presented such amounts in the Condensed Consolidated Balance Sheet as of March 31, 2003, accordingly. The carrying value of the current and long-lived assets to be purchased totaled $94.4 million and $54.8 million, respectively as of March 31, 2003. The carrying value of the current and long-term liabilities to be assumed totaled $133.7 million and $284.8 million, respectively, as of March 31, 2003. The contractual commitments to be assumed include certain operating contractual commitments that are not included in the balance sheets. In accordance with Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the property, plant, and equipment of $48.0 million that has been classified as assets held for sale are no longer being depreciated as of March 1, 2003.

        In connection with the purchase agreement, Broadwing Inc. agreed to deliver a parent guaranty in favor of the buyers, guaranteeing (1) all payments required to be made by the BCI selling subsidiaries under the purchase agreement and (2) the performance and observance and compliance with all covenants, agreements, obligations, liabilities, representations and warranties of the BCI selling subsidiaries under the purchase agreement. Also, Broadwing Inc. agreed to be jointly and severally liable with the BCI selling subsidiaries for their covenant to (1) (a) retire the 9% Notes and the 12 1/2% Notes or (b) to obtain a consent and/or waiver from holders of the 9% Notes and the 12 1/2% Notes with respect to the sale of its broadband business, in either case on or prior to the first stage closing date and (2) retire or exchange the 12 1/2% Preferred Stock or to obtain any necessary consents and/or waivers from the holders of the 12 1/2% Preferred Stock with respect to the sale of its broadband business, in either case on or prior to the first stage closing date. The Company's liability under its guaranty will not exceed the BCI selling subsidiaries' underlying liability pursuant to the purchase agreement.

        In addition, the Company entered into agreements with C III whereby the Company will continue to market BCI's broadband products to business customers and purchase capacity on the national network in order to sell long distance services, under the Cincinnati Bell Any Distance ("CBAD") brand, to residential and business customers in the Greater Cincinnati area market after the closing of the sale. Due to the ongoing cash flows under these arrangements, the sale of the Broadband business does not meet the criteria for presentation as a discontinued operation under SFAS 144.

        Assets held for sale and liabilities to be assumed in sale consist of the following at March 31, 2003:

March 31, 2003
(dollars in millions)
Assets held for sale
Receivables, less allowances of $38.1	$82.8
Materials and supplies	0.4
Prepaid expenses and other current assets	11.2

Current assets held for sale	94.4

Property, plant and equipment, net of accumulated depreciation of $1.6	48.0
Other noncurrent assets	6.8

Noncurrent assets held for sale	54.8

Total assets held for sale	$149.2

Liabilities to be assumed in sale
Short-term debt	$1.5
Accounts payable	63.0
Current portion of unearned revenue and customer deposits	51.3
Other current liabilities	17.9

Current liabilities to be assumed in sale	133.7

Long-term debt, less current portion	0.6
Unearned revenue, less current portion	284.1
Other noncurrent liabilities	0.1

Noncurrent liabilities to be assumed in sale	284.8

Total liabilities to be assumed in sale	$418.5

3. Goodwill and Intangible Assets

        On June 29, 2001 the FASB issued SFAS 142, which required cessation of the amortization of goodwill and indefinite-lived intangible assets and annual impairment testing of those assets. Intangible assets that have finite useful lives continue to be amortized. The Company adopted SFAS 142 on January 1, 2002, as required. The Company completed the initial impairment test for its Wireless and Broadband segments, during the first quarter of 2002, which indicated that goodwill of its Broadband segment was impaired as of January 1, 2002 and recorded an impairment charge of $2,008.7 million, net of taxes, effective as of January 1, 2002. The impairment charge is reflected as a cumulative effect of change in accounting principle, net of taxes, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of March 31, 2003 and December 31, 2002 goodwill totaled $40.9 million, of which $40.1 related to the Wireless segment and the remaining $0.8 million related to the Other segment.

        The following table details the components of the carrying amount of other intangible assets. Indefinite-lived intangible assets consist primarily of FCC licenses of the Wireless segment. Intangible assets subject to amortization expense consist primarily of licensed trademarks, acquired customer relationships and intangible assets associated with pension plans. In the fourth quarter of 2002, the

Company recorded a non-cash intangible asset impairment charge of $298.3 million, related to its Broadband segment (refer to Note 1):

	March 31, 2003	December 31, 2002
	(dollars in millions)
Indefinite-lived intangible assets, excluding goodwill	$35.7	$35.7
Intangible assets subject to amortization:
Gross carrying amount	33.4	355.7
Reclassification of assembled workforce	—	(24.0)
Asset impairment	—	(298.3)
Accumulated amortization	(2.3)	(2.2)

Net carrying amount	31.1	31.2

Total other intangible assets	$66.8	$66.9

	Three Months Ended March 31,
	2003	2002
Amortization expense of finite-lived other intangible assets	$0.1	$6.3

        The estimated intangible asset amortization expense for each of the fiscal years 2003 through 2007 is less than $1.0 million.

4. Restructuring and Other Charges

October 2002 Restructuring Charge

        In October 2002, the Company initiated a restructuring of BCI that is intended to reduce annual expenses by approximately $200 million compared to 2002 and enable the broadband business to become cash flow positive. The plan included initiatives to reduce the workforce by approximately 500 positions; reduce line costs by approximately 25% through network grooming, optimization, and rate negotiations; and exit the international wholesale voice business. In addition, Cincinnati Bell Telephone ("CBT"), a wholly owned subsidiary of the Company, initiated a restructuring to realign sales and marketing to better focus on enterprise customers. The CBT plan included initiatives to reduce the workforce by approximately 38 positions. The Company recorded restructuring charges of $14.7 million, consisting of $9.4 million related to employee separation benefits and $5.3 million related to contractual terminations. As of March 31, 2003, 461 employee separations had been completed which utilized reserves of $8.7 million, of which all was cash expended. Total cash expenditures in the first quarter of 2003 amounted to $3.1 million. The Company expects to substantially complete the restructuring plan for both CBT and BCI by June 30, 2003.

        The following table illustrates the activity in this reserve since December 31, 2002:

Type of costs (dollars in millions)	Balance December 31, 2002	Utilizations	Balance March 31, 2003
Employee separations	$3.5	$(2.8)	$0.7
Termination of contractual obligations	5.3	(0.3)	5.0

Total	$8.8	$(3.1)	$5.7

November 2001 Restructuring Plan

        In November 2001, the Company adopted a restructuring plan which included initiatives to consolidate data centers, reduce the Company's expense structure, exit the network construction business, eliminate other nonstrategic operations and merge the digital subscriber line ("DSL") and certain dial-up Internet operations into the Company's other operations. Total restructuring and impairment costs of $232.3 million were recorded in 2001 related to these initiatives. The $232.3 million consisted of restructuring liabilities in the amount of $84.2 million and related non-cash asset impairments in the amount of $148.1 million. The restructuring charge was comprised of $21.4 million related to involuntary employee separation benefits, $62.5 million related to lease and other contractual terminations and $0.3 million relating to other exit costs.

        During the first quarter of 2002, the Company recorded additional restructuring charges of $16.5 million resulting from employee separation benefits and costs to terminate contractual obligations, which were actions contemplated in the original plan for which an amount could not be reasonably estimated at that time. During fourth quarter of 2002, a $1.0 million reversal was made to the restructuring reserve due to a change in estimate related to the termination of contractual obligations. In total, the Company expects this restructuring plan to result in cash outlays of $94.7 million and non-cash items of $153.1 million. The Company completed the plan as of December 31, 2002, except for certain lease obligations, which are expected to continue through December 31, 2005.

        The restructuring costs include the cost of involuntary employee separation benefits, including severance, medical and other benefits, related to 863 employees across all areas of the Company. As of December 31, 2002, all employee separations had been completed which utilized reserves of $22.4 million, $17.6 million of which was cash expended. Total cash expenditures in the first quarter of 2002 amounted to $2.6 million and related to the termination of contractual obligations.

        In connection with the restructuring plan, the Company performed a review of its long-lived assets to identify any potential impairments in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company recorded a $148.1 million charge as an expense of operations according to SFAS 121, resulting from the write-off of certain assets related to the closing of data centers, consolidation of office space and curtailment of other Company operations.

        The following table illustrates the activity in this reserve since December 31, 2002:

Type of costs: (dollars in millions)	Balance December 31, 2002	Utilizations	Balance March 31, 2003
Employee separations	$—	$—	$—
Termination of contractual obligations	32.1	(2.6)	29.5
Other exit costs	—	—	—

Total	$32.1	$(2.6)	$29.5

5. Debt

        The Company's debt consists of the following:

	March 31, 2003	December 31, 2002
	(dollars in millions)
Short-term debt:
Capital lease obligations	$7.2	$9.0
Credit facilities, current portion	327.1	172.1
Current maturities of long-term debt	20.0	20.0
Other short-term debt	2.0	2.6

Total short-term debt	$356.3	$203.7

Long-term debt:
Credit facilities, less current portion	$994.9	$1,476.0
9% Senior subordinated notes	46.0	46.0
Convertible subordinated notes	511.3	502.8
Various Cincinnati Bell Telephone notes, less current portion	250.0	250.0
7 1/4% Senior secured notes	50.0	50.0
16% Senior subordinated discount notes	350.2	—
Capital lease obligations, less current portion	29.4	30.0
Other	0.8	0.8

Total long-term debt	2,232.6	2,355.6
Less unamortized discount	(48.5)	(0.9)

Total long-term debt, net of unamortized discount	$2,184.1	$2,354.7

Credit Facilities (Broadwing Inc.)

  General

        In November 1999, the Company obtained credit facilities totaling $1.8 billion from a group of lending institutions. The credit facilities were increased to $2.1 billion in January 2000 and again to $2.3 billion in June 2001. Total availability under the credit facilities decreased to $1.825 billion as of December 31, 2002, following a $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of the assets of Cincinnati Bell Directory), $5 million in scheduled repayments of the term debt facilities and $135 million in scheduled commitment reduction of the revolving credit facility. On March 26, 2003, the Company permanently prepaid $220 million in borrowings under its term and revolving credit facilities and made a $90 million payment under its revolving credit facility with the net cash proceeds from the 16% notes and amended certain terms of its credit facilities.

        As of March 31, 2003, the credit facilities consisted of $644 million in revolving credit maturing on March 1, 2006, having four equal quarterly scheduled commitment reductions during 2005 in an aggregate amount equal to $200 million; $516 million in Term Loan A, maturing in various amounts during 2003 and 2004; and $444 million in Term Loans B and C, maturing in various amounts between 2003 and 2007.

  Use of Credit Facilities

        At March 31, 2003, Broadwing had drawn approximately $1,322 million from the credit facilities' capacity of $1,604 million, and had outstanding letters of credit totaling $13.1 million, leaving

$268.9 million in additional borrowing capacity under its revolving credit facility. Borrowings under the credit facilities have been used to refinance debt and debt assumed as part of the merger with IXC in November 1999 and to fund capital expenditures and other working capital needs.

        Prior to December 2001, BCI relied solely on advances from Broadwing for funding of its operations and capital program in excess of cash provided by its operating activities. In December 2001, BCI's subsidiary, Broadwing Communications Services Inc., began borrowing funds directly from the credit facilities. As of March 31, 2003, Broadwing Communications Services Inc. had $223.0 million of borrowings under the Company's credit facilities. The amended terms of the credit facilities prohibit any additional credit facility borrowing by BCI and its subsidiaries.

  Interest Rates

        Borrowings under the credit facilities bear interest, at LIBOR plus 425 basis points for the revolving credit facility and LIBOR plus 375 basis points for the term facilities.

  Maturity and Amortization

        Loans under the Term Loan A facility mature on November 9, 2004, and require payments under a schedule providing for quarterly installments in aggregate annual amounts of $258 million and $258 million in 2003 and 2004, respectively. Loans under the Term Loan B facility mature on December 30, 2006 and require payments under a schedule providing for quarterly installments in aggregate annual principal amounts of $3.1 million, $3.1 million, $3.1 million and $298.5 million in 2003, 2004, 2005 and 2006, respectively. Loans under the Term Loan C facility mature on June 29, 2007 and require payments under a schedule providing for quarterly installments in aggregate annual principal amounts of $1.4 million, $1.4 million, $1.4 million, $67.0 million and $66.3 million in 2003, 2004, 2005, 2006 and 2007, respectively. The revolving credit facility matures on March 1, 2006, with a commitment reduction under a schedule providing for four equal quarterly reductions of $50 million each in 2005 in an aggregate amount equal to $200 million.

  Fees

        The Company pays commitment fees to the lenders on the undrawn portions of its commitments at rates payable quarterly at a rate of 62.5 basis points of the unused amount of borrowing of the revolving credit facility. In the first quarter of 2003, these commitment fees were immaterial.

        In connection with the March 26, 2003 amendment of the terms of the credit facilities, the Company agreed to pay an amendment fee in an amount equal to 75 basis points for the revolving credit facility and 37.5 basis points for each of the Term Loan A, B and C credit facilities.

  Prepayments

        Subject to certain limited exceptions, borrowings under the credit facilities are required to be prepaid in an amount equal to: (1) 75% of excess cash flow (as defined in the Amended and Restated Credit Agreement) for each fiscal year commencing with the fiscal year ended December 31, 2003; (2) 100% of net cash proceeds of certain sales, leases, transfers or other dispositions of assets by the Company or its subsidiaries subject to reinvestment rights in certain cases; (3) 100% of net cash proceeds from the issuance of certain debt obligations by the Company or any Subsidiary Guarantor (as defined in the credit facilities) and (4) 50% of the net cash proceeds from issuances of Broadwing Common Stock or preferred stock to the extent such net cash proceeds exceed $50 million. Voluntary prepayments of borrowings under the credit facilities and voluntary reductions of the unutilized parts of the credit facilities' commitments are, subject to proper notice, permitted at any time.

  Guarantees

        The Company and its non-BCI subsidiaries (other than Cincinnati Bell Telephone and certain Cincinnati Bell Wireless subsidiaries) guarantee borrowings made by Broadwing Inc. and Broadwing Communications Services Inc. under the credit facilities. BCI and its subsidiaries (other than the Mutual Signal subsidiaries) guarantee borrowings by Broadwing Communications Services Inc., but not borrowings by Broadwing Inc., under the credit facilities.

  Security

        Obligations under the financing documents governing the credit facilities are collateralized by perfected first priority pledges and security interests in (1) substantially all of the equity interests of the Company's subsidiaries (other than Cincinnati Bell Wireless LLC and the Company's Mutual Signal subsidiaries) and (2) substantially all of the Company's and each of the Company's subsidiaries, (other than Cincinnati Bell Telephone, Broadwing Communications Real Estate Services, certain Cincinnati Bell Wireless subsidiaries and the Mutual Signal subsidiaries), other tangible and intangible assets, including, without limitation, real property and fixtures, accounts receivable, inventory, contract rights, equipment, intellectual property, general intangibles, investment property and proceeds of the foregoing; except that the assets of BCI and its subsidiaries only secure borrowings by Broadwing Communications Services, Inc., but not borrowings by Broadwing Inc., under the credit facilities.

  Covenants

        The financing documents governing the credit facilities contain financial covenants that require certain debt to EBITDA (as defined in the Amended and Restated Credit Agreement), senior secured debt to EBITDA and interest coverage ratios, as well as limit its capital expenditures. The credit facilities also contain restrictive covenants that, among other things, limit the Company's ability to: incur additional debt or liens; pay dividends; repurchase Broadwing Common Stock; sell, lease, transfer or dispose of assets; make investments; and merge with another company. As of March 31, 2003 the Company was in compliance with all of the covenants of the credit facilities.

  Events of Default

        The credit facilities provide for events of default customary to facilities of this type, including non-payment of principal, interest or other amounts; incorrectness of representations and warranties in any material respect; violation of covenants; cross-default and cross-acceleration; certain events of bankruptcy or insolvency; certain material judgments; invalidity of any loan or security document; change of control and certain ERISA events.

        The Company's amended and restated credit facilities provide that a bankruptcy or insolvency of BCI or any of its subsidiaries, a judgment against BCI or any of its subsidiaries and breaches by BCI or any of its subsidiaries of the negative covenants would not constitute an event of default with respect to Broadwing. These terms continue to allow remedies to be exercised against BCI and are treated as BCI events of default, but not events of default of the Company.

  BCI Arrangements

        Pursuant to the amendment obtained in March 2003, future net cash investments or other cash infusions in BCI and its subsidiaries after October 1, 2002, will be limited (subject to certain exceptions) to an aggregate amount not to exceed the sum of (a) $118.0 million plus (b) the aggregate amount of net cash dividends and distributions paid by BCI and its subsidiaries to the Company after October 1, 2002 plus or minus (c) the net position of BCI and its subsidiaries under the Company's centralized cash management system. As of March 31, 2003, the Company had the ability to invest or otherwise provide an additional $51.2 million in funding to BCI. Also, corporate separateness covenants require the Company to maintain legal and operational separation between BCI and its subsidiaries, on the one hand, and Broadwing and its other subsidiaries, on the other hand.

9% Senior Subordinated Notes (Broadwing Communications)

        In 1998, Broadwing Communications Inc. (then known as IXC) issued $450.0 million of 9% senior subordinated notes due 2008 ("the 9% notes"). In January 2000, $404.0 million of these 9% notes were redeemed through a tender offer as a result of the change of control provision of the related indenture. Accordingly, $46.0 million of the 9% notes remain outstanding at March 31, 2003. The 9% notes are general unsecured subordinated obligations of Broadwing Communications Inc. and are not guaranteed by the Company. The 9% notes are subordinate in right of payment to all existing and future senior indebtedness of Broadwing Communications Inc. and its subsidiaries. The 9% notes indenture includes a limitation on the amount of indebtedness that Broadwing Communications Inc. can incur based upon the maintenance of either debt to operating cash flow or debt to capital ratios. The 9% indenture also provides that if Broadwing Communications Inc. incurs any additional indebtedness secured by liens on its property or assets that are subordinated to or equal in right of payment with the 9% notes, then Broadwing Communications Inc. must secure the outstanding 9% notes equally and ratably with such indebtedness. As of March 31, 2003, Broadwing Communications Inc. had the ability to incur additional debt under the terms of the 9% indenture. Interest on the 9% notes is payable semi-annually on each of April 15 and October 15.

        In March 2003, the Company reached an agreement with holders of more than two-thirds of the 9% notes to exchange these instruments for common stock of the Company. In order to consummate the exchange offer, the Company expects to issue approximately 11.1 million new shares of Broadwing Inc. common stock assuming 100% redemption of the outstanding notes.

Convertible Subordinated Notes (Broadwing Inc.)

        In July 1999, the Company issued $400 million of 10-year, convertible subordinated debentures to Oak Hill Capital Partners, L.P. These notes are convertible into common stock of the Company at a price of $29.89 per common share at the option of the holder. In March 2003, the Company entered into a supplemental indenture amending certain terms governing the Convertible Subordinated Notes. The supplemental indenture increased the paid-in-kind interest by 2 1/4% from March 2003 through redemption in July 2009, resulting in a per annum interest rate of 9%. Interest expense will be paid in cash semi-annually on January 21 and July 21 of each year at a rate of 6 3/4% per annum, commencing on January 21, 2005. The additional 2 1/4% will accrete, or be added to the principal balance, through the redemption date in July 2009. The supplemental indenture also allows for the sale of substantially all of the assets of the Company's Broadband segment, provides that a bankruptcy of Broadwing Communications would not constitute an event of default, amends the definition of change in control by increasing the ownership threshold deemed to be a change in control from 20% of outstanding shares to 45% of outstanding shares and includes covenants restricting the ability of the Company to incur debt and consummate certain asset dispositions. Through March 31, 2003 and since inception, the Company has recorded $111.3 million in cumulative, non-cash interest expense and has adjusted the carrying amount of the debt accordingly. The Company incurred $8.5 million of non-cash interest expense related to these notes in the first quarter of 2003.

Cincinnati Bell Telephone Notes

        CBT has $270 million in corporate notes outstanding that are guaranteed by Broadwing Inc. These notes, which are guaranteed by Broadwing Inc. but no other subsidiaries of Broadwing Inc., have original maturities of up to 30 years and mature at various intervals between 2003 and 2028. As of March 31, 2003, $249.5 million ($250 million face amount, net of unamortized discount of $0.5 million) was considered long-term indebtedness. Interest rates on this indebtedness range from 6.24% to 7.27%.

These notes also contain a covenant that provides that if CBT incurs certain liens on its property or assets, CBT must secure the outstanding notes equally and ratably with the indebtedness or obligations secured by such liens.

7 1/4% Senior Secured Notes (Broadwing Inc.)

        In 1993, the Company issued $50 million of 7 1/4% senior secured notes due 2023 (the "7 1/4% notes"). The indenture related to these 7 1/4% notes does not subject the Company to restrictive financial covenants. However, the 7 1/4% notes do contain a covenant that provides that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding 7 1/4% notes equally and ratably with the indebtedness or obligations secured by such liens. The 7 1/4% notes are secured with assets by virtue of the lien granted under the Company's credit facilities. As of March 31, 2003, $49.6 million ($50 million face amount, net of unamortized discount of $0.4 million) of the 7 1/4% notes remain outstanding.

16% Senior Subordinated Discount Notes (Broadwing Inc.)

        On March 26, 2003, the Company received $350 million of gross cash proceeds from the issuance of the 16% notes. Proceeds from the 16% notes, net of fees, were used to pay down borrowings under the Company's credit facilities. Interest on the 16% notes will be payable semi-annually on each of June 30 and December 31 of 2003 through 2006 and then on each of June 30, 2007, January 20, 2008 and on the maturity date on January 20, 2009, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount. In addition, purchasers of the 16% notes received 17.5 million common stock warrants, each to purchase one share of Broadwing Common Stock at $3.00 each, which expire in March 2013. Of the total proceeds received, $47.5 million was allocated to the fair market value of the warrants using the Black-Scholes option-pricing model and was recorded as a discount on the 16% notes.

        The indenture governing the 16% notes restricts the Company's ability to make investments or other cash infusion in BCI and its subsidiaries. Specifically, the Company may not, among other things, (1) make any restricted payments to, (2) issue capital stock to, (3) make any investment in (including guaranteeing obligations or purchasing assets for BCI or making any payments in respect of operating expenses or net operating losses of BCI), or (4) allow any tax reimbursement for the benefit of BCI beyond an aggregate amount of $118.0 million (plus net cash dividends or net cash distributions made by BCI to the Company) after October 1, 2002. As of March 31, 2003, the Company had the ability to invest or otherwise provide an additional $51.2 million in BCI. This restriction does not apply to certain items permitted in the indenture.

        The indenture governing the 16% notes contains customary covenants for notes of this type, including, limitations on dividends and other restricted payments, dividend and other payment restrictions affecting its subsidiaries, indebtedness, asset dispositions, transactions with affiliates, liens, issuances and sales of capital stock of subsidiaries, issuances of senior subordinated debt, restrictions on dealing with BCI and its subsidiaries, and mergers and consolidations.

Capital Lease Obligations

        The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases" ("SFAS 13"). SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability. The Company had $36.6 million in total indebtedness relating to capitalized leases as of March 31, 2003, $29.4 million of which was considered long-term.

12 1/2% Senior Notes (Broadwing Communications)

        As of March 31, 2003, Broadwing Communications had outstanding $0.8 million of 12 1/2% senior notes maturing in 2005. These notes are not guaranteed by Broadwing Inc. The Company intends to call the $0.8 million aggregate principal amount outstanding on or prior to the completion of the sale of the assets to CIII.

Other Short-Term Debt

        The Company maintains a short-term revolving vendor financing arrangement for its IT Consulting business, which had an outstanding balance of $2.0 million as of March 31, 2003. The Company has the ability to borrow up to $6.0 million under this arrangement, which is secured by an irrevocable $2.0 million letter of credit against its revolving credit facility. The interest rate charged on the borrowings is variable based on the prime rate and was 6.0% as of March 31, 2003. The agreement expires on June 21, 2003.

Debt Maturity Schedule

        The following table summarizes the Company's annual maturities of debt and minimum payments under capital leases for the five years subsequent to March 31, 2003, and thereafter:

	Long-Term Debt	Capital Leases	Total Debt
	($ in millions)
Year of Maturity
April 1, 2003 to December 31, 2003	$283.4	$7.2	$290.6
2004	262.6	5.4	268.0
2005	25.3	3.2	28.5
2006	727.1	2.4	729.5
2007	66.3	2.3	68.6
Thereafter	1,187.6	16.1	1,203.7

Total debt	2,552.3	36.6	2,588.9
Less unamortized discount	(48.5)	—	(48.5)

Total debt, net of discount	$2,503.8	$36.6	$2,540.4

6. Financial Instruments

        Statement of Financial Accounting Standard SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires that all derivative instruments be recognized on the balance sheet at fair value. Fair values are determined based on quoted market prices of comparable instruments, if available, or on pricing models using current assumptions. On the date the financial instrument is entered into, the Company designates it as either a fair value or cash flow hedge.

        As of March 31, 2003, the Company's derivative contracts consisting solely of interest rate contracts have been determined to be highly effective cash flow hedges. In accordance with SFAS 133, unrealized gains and losses of highly effective cash flow hedges are recorded in other comprehensive income (loss) until the underlying transaction is executed.

Interest Rate Contracts

        From time to time the Company enters into interest rate swap agreements with the intent of limiting its exposure to movements in interest rates. Interest rate swap agreements are contractual agreements between two parties for the exchange of interest payment streams on a notional principal amount at an agreed upon fixed or floating rate, for a defined time period. These agreements are hedges against movements in the LIBOR rate, which determines the rate of interest paid by the Company on debt obligations under its credit facilities (refer to Note 5). Realized gains and losses from the interest rate swaps are recognized as an adjustment to interest expense in each period. The interest rate swap agreements in place as of March 31, 2003 expire throughout the remainder of 2003. At March 31, 2003, the interest rate swaps on notional amounts of $315 million were a liability with a fair value of $4.5 million, resulting in inception-to-date, after-tax net losses in other comprehensive (loss) income ("OCI") of $2.8 million. During the first quarter of 2003, the fair value of the interest rate swaps increased, causing a decrease to the associated liability carried on the balance sheet to $4.5 million from a liability of $7.2 million at December 31, 2002. Accordingly, a year-to-date, after-tax net gain of $1.7 million was recognized in OCI.

7. Concentration of Credit Risk and Major Customers

        The Company may be subject to credit risk due to concentrations of receivables from companies that are communications providers, Internet service providers and cable television companies. The Company performs ongoing credit evaluations of customers' financial condition and typically does not require significant collateral.

        Revenue from the Company's ten largest customers accounted for approximately 16% and 20% of total revenue in the first quarter of 2003 and 2002, respectively. One of the Company's ten largest customers was in Chapter 11 bankruptcy proceedings as of March 31, 2003. Total revenue from this customer approximated 2% and 4% of consolidated revenue during the first quarter in 2003 and 2002, respectively. In addition, a significant portion of the Company's revenue is derived from telecommunications carriers. Revenue from telecommunications carriers accounted for 25% and 33% of total revenue in the first quarter of 2003 and 2002, respectively.

        As discussed in Note 1 and Note 14, the Company had unbilled accounts receivable of $50.5 million, at March 31, 2003, from a single customer that was in dispute.

8. Earnings (Loss) Per Common Share from Continuing Operations

        Basic earnings (loss) per common share from continuing operations ("EPS") is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised, but only to the extent that they are considered dilutive to the Company's earnings. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for earnings (loss) from continuing operations for the following periods:

	Year Ended March 31
	2003	2002
	(dollars and shares in millions, except per common share amounts)
Numerator:
Income (loss) from continuing operations before discontinued operation and cumulative effects of changes in accounting principles	$37.9	$(33.5)
Preferred stock dividends	2.6	2.6

Numerator for EPS and EPS assuming dilution—income (loss) applicable to common shareowners	$35.3	$(36.1)
Denominator:
Denominator for basic EPS—weighted average common shares outstanding	218.9	218.2
Potential dilution:
Stock options and warrants	0.8	—
Stock-based compensation arrangements	0.2	—

Denominator for diluted EPS per common share	219.9	218.2

Basic and Diluted EPS from continuing operations	$0.16	$(0.17)

        The inclusion in the diluted shares calculation of 0.2 million shares related to unvested restricted stock and 0.8 million shares related to vested "in-the-money" stock options and warrants during the first quarter of 2003 had an immaterial impact on the diluted EPS calculation. The total number of potential additional shares outstanding related to stock options, warrants, restricted stock, and the assumed conversion of the Company's 6 3/4% convertible preferred stock and 6 3/4% convertible subordinated debentures was approximately 75 million and 55 million at March 31, 2003 and 2002, respectively, if all stock options and warrants currently outstanding were exercised, restrictions on restricted stock were to lapse and all convertible securities were to convert.

9. Minority Interest

	March 31, 2003	December 31, 2002
	(dollars in millions)
Minority interest consists of:
12 1/2% Junior Exchangeable Preferred Stock	$413.7	$414.4
Minority Interest in Cincinnati Bell Wireless held by AT&T Wireless Services Inc. ("AWS")	31.3	27.7
Other	0.7	1.8

Total	$445.7	$443.9

        As of March 31, 2003, BCI had 395,210 shares of 12 1/2% Junior Exchangeable Preferred Stock ("12 1/2% Preferreds") that were carried on the Company's balance sheet at $413.7 million. The 12 1/2% Preferreds are mandatorily redeemable on August 15, 2009 at a price equal to their liquidation preference of $1,000 a share, plus accrued and unpaid dividends, which amounted to $438.4 million at March 31, 2003 including accrued dividends of $43.2 million. Through November 15, 1999, dividends on the 12 1/2% Preferreds were being effected through additional shares of the 12 1/2% Preferreds. On November 16, 1999, the Company converted to a cash pay option for these dividends. Dividends on the 12 1/2% Preferreds are classified as "Minority interest expense" in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and were approximately $12.4 million in the first quarter of 2003 and 2002. The 12 1/2% Preferreds are being accreted from their fair market value at the time of acquisition, to the redemption value. As such, the accretion of the difference between the carrying value and the mandatory redemption value is treated as an offsetting reduction to minority interest expense over the remaining life of the preferred stock.

        BCI deferred the August 15, 2002, November 15, 2002, February 15, 2003 and May 15, 2003 cash dividend payments on its 12 1/2% preferred stock, in accordance with the terms of the security. Due to the deferred cash dividend payment, the Company conserved approximately $12.4 million in cash during the first quarter of 2003 compared to the first quarter of 2002. The dividend will accrue, and therefore will continue to be presented as minority interest expense. The status of future quarterly dividend payments on the 12 1/2% preferred stock will be determined quarterly by the BCI's board of directors, but the board of directors does not anticipate paying a cash dividend in the foreseeable future.

        In March 2003, the Company reached an agreement with holders of more than two-thirds of BCI's 12 1/2% Preferreds to exchange this preferred stock for common stock of the Company. In order to consummate the exchange offer, the Company expects to issue approximately 14.1 million new shares of Broadwing Inc. common stock assuming 100% redemption of the outstanding instruments. Pursuant to the exchange offer, holders of the 12 1/2% preferred stock who tender their shares will not be paid any accumulated or unpaid dividends.

        AT&T Wireless Services Inc. ("AWS") maintains a 19.9% ownership in Cincinnati Bell Wireless LLC ("CBW"). The minority interest balance on the Condensed Consolidated Balance Sheets is adjusted as a function of AWS's 19.9% share of the net income (or loss) of CBW, with an offsetting amount being reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption "Minority interest expense."

10. Employee Stock Option Plan

        During 2003 and in prior years, certain employees and directors of the Company were granted stock options and other stock-based awards under the Company's Long-Term Incentive Plan ("Company LTIP"). In addition, during 2001, the Company converted a special equity bonus plan to stock appreciation rights to be granted under the Company LTIP. Under the Company LTIP, options are granted with exercise prices that are no less than market value of the stock at the grant date. Generally, stock options and stock appreciation rights have ten-year terms and vesting terms of three to five years. The number of shares authorized and available for grant under the Company LTIP were approximately 50.0 million and 14.7 million, respectively, at March 31, 2003.

        The Company granted 94,650 and 593,300 options to purchase Broadwing stock during the three months ended March 31, 2003 and 2002, respectively.

        The following table summarizes the status of stock options granted to employees of the Company, outstanding at March 31, 2003:

		Options Outstanding
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
	Shares in thousands
$1.44 to $9.65	14,204	8.52	$6.57
$9.90 to $16.78	10,949	5.67	$15.58
$17.50 to $35.97	9,796	7.01	$24.80
$36.56 to $38.19	362	6.77	$37.10

Total	35,311	7.20	$14.73

11. Business Segment Information

        The Company is organized on the basis of products and services. The Company's segments are strategic business units that offer distinct products and services and are aligned with specific subsidiaries of the Company. The Company operates in the four business segments, Broadband, Local, Wireless, and Other as described below.

        The Local segment provides local telephone service, network access, DSL and dial-up Internet access, data transport services and switched long distance, as well as other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. This market consists of approximately 2,400 square miles located within an approximately 25-mile radius of Cincinnati, Ohio. Services are provided through the Company's CBT subsidiary.

        The Wireless segment includes the operations of the CBW subsidiary; a venture in which the Company owns 80.1% and AWS owns the remaining 19.9%. This segment provides advanced wireless digital personal communications and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas.

        The Other segment combines the operations of CBAD and Cincinnati Bell Public Communications ("Public"). CBAD resells voice long distance service and Public provides public payphone services.

        The Broadband segment provides data and voice telecommunication services nationwide through the Company's Broadwing Communications ("BCI") subsidiary. These services are provided over approximately 18,700 route miles of fiber-optic transmission facilities. Broadband segment revenue is generated by broadband transport through private line and IRU agreements, Internet services utilizing technology based on Internet protocol ("IP"), and switched voice services provided to both wholesale and retail customers. The Broadband segment also offers data collocation, web hosting, information technology consulting ("IT consulting") and other services.

        On February 22, 2003, certain of Broadwing Communications' subsidiaries entered into a definitive agreement to sell substantially all of the assets of its Broadband segment to C III for approximately $129.3 million in cash, subject to certain purchase price adjustments, and the assumption of certain liabilities and operating contractual commitments. After the completion of the sale the only remaining BCI subsidiaries with significant operating assets will be Broadwing Technology Solutions Inc., an information technology consulting subsidiary, and Broadwing Telecommunications Inc., a subsidiary whose assets service the Other segment long distance business. The sale is subject to certain closing conditions, including approval by the Federal Communications Commission ("FCC") and relevant state public utility commissions. The Company will retain a 3% interest in the new company. Accordingly, the Company classified the assets to be sold to C III as "Assets held for sale" and the liabilities to be assumed by C III as "Liabilities to be assumed in sale" as of the measurement date of March 1, 2003 and the Company ceased depreciation, in accordance with SFAS 144 (refer to Note 2).

        For segment reporting purposes, the Local segment reports revenue for services provided by the Broadband segment in the Greater Cincinnati area. The Local segment records a corresponding cost of service related to such broadband revenue equal to approximately 80% of the revenue. The Broadband segment records revenue equal to the cost recorded in the Local segment. The cost recorded by the Local segment and revenue recorded by the Broadband segment are eliminated in consolidation.

        For segment reporting purposes, the Other segment reports revenue for long distance switched voice minutes provided by the Broadband segment to customers in the Greater Cincinnati area. The Other segment records a corresponding cost of service based on the market rate margins for the resale of long distance switched voice minutes to third parties. The Broadband segment records revenue equal to the cost recorded in the Other segment. The cost recorded by the Other segment and revenue recorded by the Broadband segment are eliminated in consolidation.

        Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment. The Company's business segment information is as follows:

	Three Months Ended March 31,
	2003	2002
	(Dollars in millions) (Unaudited)
Revenue
Local	$216.7	$213.1
Wireless	63.9	63.5
Other	20.0	20.1
Broadband	210.6	269.0
Intersegment	(30.5)	(22.9)

Total Revenue	$480.7	$542.8

Intersegment Revenue
Local	$6.7	$7.1
Wireless	0.1	0.1
Other	0.1	(0.1)
Broadband	23.6	15.8

Total Intersegment Revenue	$30.5	$22.9

Operating Income (Loss)
Local	$71.5	$70.0
Wireless	19.3	15.8
Other	1.0	(0.5)
Broadband	9.8	(74.0)
Corporate and Eliminations	(2.4)	(2.1)

Total Operating Income	$99.2	$9.2

Capital Additions
Local	$19.1	$17.9
Wireless	2.1	7.7
Other	0.3	0.2
Broadband	0.5	26.8
Corporate and Eliminations	—	0.1

Total Capital Additions	$22.0	$52.7

Depreciation and Amortization
Local	$31.2	$35.8
Wireless	7.7	7.4
Other	0.5	0.5
Broadband	2.0	77.9
Corporate and Eliminations	0.1	—

Total Depreciation and Amortization	$41.5	$121.6

Assets (at March 31, 2003 and December 31, 2002)
Local	$826.2	$767.4
Wireless	369.2	379.3
Other	16.5	17.1
Broadband	227.1	239.1
Corporate and Eliminations	155.2	64.7

Total Assets	$1,594.2	$1,467.6

12. Supplemental Guarantor Information

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

        The following information sets forth the condensed consolidating balance sheets of the Company as of March 31, 2003 and December 31, 2002 and the condensed consolidating statements of operations and cash flows for the periods ended March 31, 2003 and 2002.

Condensed Consolidating Statements of Operations
(dollars in millions)

	For the quarter ended March 31, 2003
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Revenue	$—	$216.7	$294.5	$(30.5)	$480.7
Operating costs and expenses	2.4	145.2	264.4	(30.5)	381.5

Operating income (loss)	(2.4)	71.5	30.1	—	99.2
Equity in earnings (loss) of subsidiaries and discontinued operations	149.6	—	—	(149.6)	—
Interest expense	36.3	5.2	23.1	(19.3)	45.3
Other expense (income), net	(7.3)	(0.5)	2.5	19.3	14.0

Income (loss) before income taxes, disontinued operations and cumulative effect of change in accounting principle	118.2	66.8	4.5	(149.6)	39.9
Income tax expense (benefit)	(5.6)	23.8	(16.2)	—	2.0

Income (loss) from continuing operations and cumulative effect of change in accounting principle	123.8	43.0	20.7	(149.6)	37.9
Cumulative effect of a change in accounting principle, net of tax	—	(86.3)	0.4	—	(85.9)

Net income (loss)	$123.8	$129.3	$20.3	$(149.6)	$123.8

	For the quarter ended March 31, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Revenue	$—	$213.1	$352.6	$(22.9)	$542.8
Operating costs and expenses	2.2	143.1	411.3	(23.0)	533.6

Operating income (loss)	(2.2)	70.0	(58.7)	0.1	9.2
Equity in earnings (loss) of subsidiaries and discontinued operations	(1,800.0)	—	—	1,800.0	—
Interest expense	32.9	5.8	17.4	(17.8)	38.3
Other expense (income), net	(5.6)	(0.6)	1.7	17.8	13.3

Income (loss) before income taxes, disontinued operations and cumulative effect of change in accounting principle	(1,829.5)	64.8	(77.8)	1,800.1	(42.4)
Income tax expense (benefit)	(5.1)	23.0	(26.8)	—	(8.9)

Income (loss) from continuing operations before disontinued operations and cumulative effect of change in accounting principle	(1,824.4)	41.8	(51.0)	1,800.1	(33.5)
Income from discontinued operations, net	—	—	—	217.8	217.8
Cumulative effect of a change in accounting principle, net of tax	—	—	2,008.7	—	2,008.7

Net income (loss)	$(1,824.4)	$41.8	$(2,059.7)	$2,017.9	$(1,824.4)

Condensed Consolidating Balance Sheets
(dollars in millions)

	March 31, 2003
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Cash and cash equivalents	$26.0	$2.2	$8.2	$—	$36.4
Restricted cash	7.0	—	—	—	7.0
Receivables, net	—	79.7	103.1	—	182.8
Other current assets	13.0	46.1	6.6	(0.6)	65.1
Assets held for sale	—	—	94.4		94.4

Total current assets	46.0	128.0	212.3	(0.6)	385.7
Property, plant and equipment, net	1.6	682.9	249.0	—	933.5
Goodwill and other intangibles, net	19.1	—	88.6	—	107.7
Investments in subsidiaries and other entities	(2,301.4)	—	3.6	2,302.4	4.6
Other noncurrent assets	126.6	15.3	13.0	(47.0)	107.9
Intercompany receivables	1,818.0	—	—	(1,818.0)	—
Assets held for sale	—	—	54.8	—	54.8

Total assets	$(290.1)	$826.2	$621.3	$436.8	$1,594.2

Short-term debt	$327.1	$27.2	$2.0	$—	$356.3
Accounts payable	1.3	39.0	13.3	—	53.6
Other current liabilities	29.9	70.2	172.6	2.6	275.3
Intercompany payables	—	30.1	—	(30.1)	—
Liabilities to be assumed	—	—	133.7	—	133.7

Total current liabilities	358.3	166.5	321.6	(27.5)	818.9
Long-term debt, less current portion	1,635.5	278.9	269.7	—	2,184.1
Other noncurrent liabilities	94.6	124.2	70.7	(50.4)	239.1
Intercompany payables	—	—	1,788.0	(1,788.0)	—
Liabilities to be assumed	—	—	284.8	—	284.8

Total liabilities	2,088.4	569.6	2,734.8	(1,865.9)	3,526.9
Minority interest	—	—	32.0	413.7	445.7
Mezzanine financing	—	—	413.7	(413.7)	—
Shareowners' equity (deficit)	(2,378.5)	256.6	(2,559.2)	2,302.7	(2,378.4)

Total liabilities and shareowners' equity (deficit)	$(290.1)	$826.2	$621.3	$436.8	$1,594.2

	December 31, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Cash and cash equivalents	$38.6	$2.6	$3.7	$—	$44.9
Restricted cash	7.0	—	—	—	7.0
Receivables, net	—	87.1	203.5	—	290.6
Other current assets	4.7	43.4	19.8	(0.6)	67.3
Intercompany receivables	—	64.7	—	(64.7)	—

Total current assets	50.3	197.8	227.0	(65.3)	409.8
Property, plant and equipment, net	1.7	560.8	305.4	—	867.9
Goodwill and other intangibles, net	19.1	—	88.7	—	107.8
Investments in subsidiaries and other entities	(2,310.9)	—	7.4	2,311.9	8.4
Other noncurrent assets	93.0	8.8	15.4	(43.5)	73.7
Intercompany receivables	1,740.2	—	—	(1,740.2)	—

Total assets	$(406.6)	$767.4	$643.9	$462.9	$1,467.6

Short-term debt	$172.1	$26.8	$4.8	$—	$203.7
Accounts payable	1.7	50.8	76.9	—	129.4
Other current liabilities	36.4	78.5	284.9	4.2	404.0

Total current liabilities	210.2	156.1	366.6	4.2	737.1
Long-term debt, less current portion	1,835.4	278.9	240.4	—	2,354.7
Other noncurrent liabilities	96.1	74.8	357.6	(48.3)	480.2
Intercompany payables			1,804.9	(1,804.9)	—

Total liabilities	2,141.7	509.8	2,769.5	(1,849.0)	3,572.0
Minority interest	—	—	29.5	414.4	443.9
Mezzanine financing	—	—	414.4	(414.4)	—
Shareowners' equity (deficit)	(2,548.3)	257.6	(2,569.5)	2,311.9	(2,548.3)

Total liabilities and shareowners' equity (deficit)	$(406.6)	$767.4	$643.9	$462.9	$1,467.6

Condensed Consolidating Statements of Cash Flows
(dollars in millions)

	For the quarter ended March 31, 2003
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Cash Flows provided by (used in) operating activities	$(11.4)	$53.9	$(9.8)	$—	$32.7

Capital expenditures	—	(19.1)	(2.9)	—	(22.0)
Other investing activities	—	—	3.8	—	3.8

Cash Flows provided by (used in) investing activities	—	(19.1)	0.9	—	(18.2)

Issuance of long-term debt/(capital contributions)	400.8	(35.5)	14.7	—	380.0
Repayment of long-term debt	(356.1)	—	—	—	(356.1)
Short-term borrowings (repayments), net	—	0.4	(1.4)	—	(1.0)
Issuance of common shares—exercise of stock options	1.3	—	—	—	1.3
Other financing activities	(47.2)	—	—	—	(47.2)

Cash Flows provided by (used in) financing activities	(1.2)	(35.1)	13.3	—	(23.0)

Increase (decrease) in cash and cash equivalents	(12.6)	(0.3)	4.4	—	(8.5)
Beginning cash and cash equivalents	38.6	2.6	3.7	—	44.9

Ending cash and cash equivalents	$26.0	$2.3	$8.1	$—	$36.4

	For the quarter ended March 31, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Cash Flows provided by (used in) operating activities	$94.4	$69.6	$(63.7)	$(117.7)	$(17.4)

Capital expenditures	(0.1)	(17.9)	(34.7)	—	(52.7)
Proceeds from sale of discontinued operation	—	—	—	345.0	345.0
Other investing activities	—	—	23.3	—	23.3

Cash Flows provided by (used in) investing activities	(0.1)	(17.9)	(11.4)	345.0	315.6

Issuance of long-term debt/(capital contributions)	244.0	(50.6)	85.9	(227.3)	52.0
Repayment of long-term debt	(336.2)	—	—	—	(336.2)
Short-term borrowings (repayments), net	—	(1.1)	(0.6)	—	(1.7)
Issuance of common shares—exercise of stock options	0.4	—	—	—	0.4
Other financing activities	(5.5)	—	(12.3)	—	(17.8)

Cash Flows provided by (used in) financing activities	(97.3)	(51.7)	73.0	(227.3)	(303.3)

Increase (decrease) in cash and cash equivalents	(3.0)	—	(2.1)	—	(5.1)
Beginning cash and cash equivalents	17.3	—	12.7	—	30.0

Ending cash and cash equivalents	$14.3	$—	$10.6	$—	$24.9

13. Discontinued Operations

        On March 8, 2002, the Company sold substantially all of the assets of its Cincinnati Bell Directory ("CBD") subsidiary to a group of investors for $345.0 million in cash and a 2.5% equity stake in the newly formed entity. CBD published Yellow Pages directories and sold directory advertising and informational services in Cincinnati Bell Telephone's local service area. In the first quarter of 2002, the Company recorded a pre-tax gain of $328.3 million ($211.8 million, net of taxes) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption "Income from discontinued operations, net of taxes."

        Selected financial information for the discontinued operations is as follows:

	Three Months Ended March 31,
	2003	2002
	($ in millions)
Revenue	$—	$15.4

Income from discontinued operations	—	9.3
Gain on disposition of discontinued operations	—	328.3
Income tax expense (including $116.5 expense on disposition of discontinued operations)	—	119.8

Income from discontinued operations, net of tax	$—	$217.8

        The effective tax rates of discontinued operations were 35.5% in all periods presented.

14. Commitments and Contingencies

Commitments

        In 1998, the Company (then known as Cincinnati Bell) entered a ten-year contract with Convergys Corporation ("Convergys"), a provider of billing, customer service and other services, which remains in effect until June 30, 2008. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting, technical support and customer support services for the Company. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. The Company's annual commitment is $45.0 million per year.

        BCI has contractual obligations to utilize network facilities from various interexchange and local exchange carriers. These contracts are based on a fixed monthly rate with terms extending on certain contracts through 2021. As of March 31, 2003, BCI had committed to approximately $209.0 million in operating leases related to network utilization. The buyer of substantially all of the Broadband assets has agreed to assume capital lease commitments and certain liabilities and operating contractual commitments, including the obligations associated with network utilization, upon the closing of the sale.

Contingencies

        In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

        During 2002 and 2003, a number of putative class action and derivative lawsuits were filed in the United States District Court for the Southern District of Ohio and the Ohio Court of Common Pleas, Hamilton County Division, respectively, on behalf of purchasers of the securities of the Company between January 17, 2001 and May 20, 2002, inclusive (the "Class Period"). The complaints alleged that the Company, its former Chief Executive Officer ("CEO") and its current CEO violated federal securities laws arising out of allegedly issuing material misrepresentations to the market during the Class Period which resulted in artificially inflating the market price of the Company's securities. In a separate action, a number of complaints have been filed in the United States District Court for the Southern District of Ohio on behalf of the Broadwing Retirement Savings Plan and its beneficiaries alleging that the Company and several of its directors violated the Employee Retirement Income Security Act by allegedly exposing the beneficiaries' retirement savings to unreasonable risk of loss and injury. The Company intends to defend these claims vigorously.

        In June 2000, BCI entered into a long-term construction contract to build a 1,550-mile fiber route system. During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62.0 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract. Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract. As a result of the contract termination, the Company expensed $13.3 million in both costs incurred under the contract and estimated shutdown costs during the second quarter of 2002. In addition, the Company's balance sheet included $50.5 million in unbilled accounts receivable (including both signed change orders and claims) at March 31, 2003 and December 31, 2002 related to this contract. Based on information available at March 31, 2003, the Company believes it is due significant amounts outstanding under the contract, including unbilled accounts receivable. The Company expects this matter to be resolved through arbitration. The timing and outcome of these issues are not currently predictable. An unfavorable outcome could have a material effect on the financial condition and results of operations of the Company.

15. Subsequent Events

        The Company announced that the Company's name will change to Cincinnati Bell Inc. and the ticker symbol will change to CBB. The Company will begin trading under the new name and ticker symbol on May 27, 2003, following completion of necessary NYSE filings and other notices.

Broadwing Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, and those discussed in the Form 10-K for the year ended December 31, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

        The Company was initially incorporated under the laws of Ohio in 1983 and remains incorporated under the laws of Ohio. It has its principal executive offices at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.broadwing.com). The Company makes available on its website its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports) as soon as practicable after they have been electronically filed.

        The Company files annual, quarterly and special reports, proxy statements and other information with the Securities Exchange Commission ("the SEC") under the Exchange Act. These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. This information may be obtained at the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy statements and other information about issuers, like the Company, which file electronically with the SEC. The address of this site is http://www.sec.gov.

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The Company continually evaluates its estimates, including but not limited to, those related to revenue recognition, bad debts, intangible assets, income taxes, fixed assets, access line costs, restructuring, pensions, other postretirement benefits and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies impact its more significant judgments and estimates used in the preparation of its consolidated financial statements. For a more detailed discussion of the application of these and other accounting policies, refer to Note 1 of the Notes to Condensed Consolidated Financial Statements.

        Revenue Recognition—The Company recognizes revenue as services are provided. Local service revenue is billed monthly, in advance, with revenue being recognized when earned. Both switched voice and data and Internet product revenue are billed monthly in arrears, while the revenue is recognized as the services are provided. While customers are billed in advance for month-to-month broadband transport services, revenue is recognized as the services are provided. Revenue from product sales is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance. Indefeasible right-of-use agreements, or IRUs, represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated.

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

        Pricing of local services is generally subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition and other public policy issues. Various regulatory rulings and interpretations could result in adjustments to revenue in future periods. The Company monitors these proceedings closely and adjusts revenue accordingly.

        Since its merger with IXC Communications Inc. ("IXC") in November 1999 ("the Merger"), the Company has not entered into any significant fair value fiber exchange agreements. For certain preacquisition fiber exchange agreements with other carriers, the Company recognizes the fair value of revenue earned and the related expense in offsetting amounts over the life of the agreement. In no instances has the Company recognized revenue upon consummation of any such fiber exchange agreements or capitalized any expenses associated therewith.

        Cost of Providing Service—The Company maintains an accrued liability for the cost of circuits leased from other carriers and access minutes of use not yet invoiced in order to appropriately record such costs in the period incurred. The Company determines the estimate of the accrued cost of service liability based on a variety of factors including circuits added or disconnected during the period, expected recovery of disputed amounts and the mix of domestic and international access minutes of use. If the actual amounts recovered from disputes are less than expected or other charges are greater than expected, an additional accrual and related expense could be required.

        Deferred Tax Liability—As of March 31, 2003, the Company had a net deferred tax liability of $75.7 million, which included a valuation allowance of $1,174.7 million. The valuation allowance is necessary due to the uncertainty of the ultimate realization of certain deferred tax assets. The increase in deferred income tax liabilities of $49.8 million during the quarter was due primarily to an increase in liabilities of $47.6 million recorded as part of the Company's adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The net decrease in the valuation allowance of $14.2 million during the quarter reflects a reversal of $18.3 million due to the anticipated utilization of certain reserved tax assets offset by an additional valuation allowance of $4.1 million required for additional state deferred tax assets.

        Allowances for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the estimate of the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of customers, and historical experience. If the financial condition of the Company's customers were to deteriorate or other circumstances occur that result in an impairment of customers' ability to make payments, additional allowances could be required.

        Depreciation—The Company uses the straight line method to depreciate its property, plant, and equipment. Due to rapid changes in technology, significant judgment is required in determining the estimated useful life of telecommunications plant and equipment. As a result of the agreement to sell substantially all of the assets of the Broadband segment, $48.0 million of property, plant and equipment was classified as held for sale and is no longer being depreciated as of March 1, 2003, in accordance with Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

        Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with purchase business combinations. Indefinite-lived intangible assets consist primarily of FCC licenses of the Wireless segment. Upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002, the Company recorded a goodwill impairment charge of $2,008.7 million, net of tax, and ceased amortization of remaining goodwill and indefinite-lived intangible assets as discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements.

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

        Impairment of Long-lived Assets, Other than Goodwill and Indefinite lived Intangibles —As of March 31, 2003, the Company had fixed assets with a net carrying value of $933.5 million. The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite lived assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount. An impairment loss is measured as the amount by which the asset's carrying value exceeds its estimated fair value.

        During the fourth quarter of 2002, the Company performed an impairment assessment of its Broadband segment long-lived assets. This assessment considered all of the contemplated strategic alternatives for the Broadband segment, including a potential sale of assets, using a probability-weighted approach. Based on this assessment, it was determined that the long-lived assets of the Company's Broadband segment were impaired and, accordingly, the Company recorded a $2.2 billion non-cash impairment charge to reduce the carrying value of these assets. Of the total charge, $1,902 million related to tangible fixed assets and $298 million related to finite-lived intangible assets.

        Pension and Postretirement Benefits—The Company calculates net periodic pension and postretirement expenses and liabilities on an actuarial basis under the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87") and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). The key assumptions used in determining these calculations are disclosed in the Company's 2002 Annual Report on Form 10-K. The actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability related to these plans.

        The most significant of these numerous assumptions, which are reviewed annually, include the discount rate, expected long-term rate of return on plan assets and health care cost trend rates. The discount rate is selected based on current market interest rates on high-quality, fixed-income investments at December 31 of each year. The health care cost trend rate is based on actual claims experience and future projections of medical cost trends. The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact both costs of services and products and selling, general and administrative expenses.

        The expected long-term rate of return on plan assets, developed using the building block approach, is based on the participant's benefit horizons; the mix of investments held directly by the plans, which is generally 60% equities and 40% bonds; and the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. To the extent the Company changed its estimate of the expected long-term rate of return on plan assets, there would be an impact on pension expense or income and the associated liability or asset.

        In its pension calculations, the Company utilizes the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and rational manner. Differences between actual and expected returns are recognized in the market related value of plan assets over five years.

        Changes in actual asset return experience and discount rate assumptions can impact the Company's operations and financial position. Actual asset return experience results in an increase or decrease in the asset base and this effect in conjunction with a decrease in the pension discount rate may result in a plan's assets being less than a plan's accumulated benefit obligation ("ABO"). The ABO is the present value of benefits earned to date and is based on past compensation levels. The Company is required to show in its consolidated balance sheet a net liability that is at least equal to the ABO less the market value of plan assets. This liability is referred to as an additional minimum pension liability ("AML"). An AML, which is recorded and updated on December 31 each year, is reflected as a long-term pension liability with the offset recorded as an intangible asset, to the extent the Company has unrecognized prior service costs, with the remainder recorded in accumulated other comprehensive income (loss) in the equity section of the consolidated balance sheets net of tax.

        Restructuring—During 2002 and 2001, the Company recorded restructuring charges representing direct costs of exiting certain product lines, including certain contractual lease commitments, and involuntary employee terminations. These charges were recorded in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and represent the Company's best estimate of undiscounted liabilities at the date the charges were taken. Adjustments for changes in assumptions are recorded in the period such changes become known. Changes in assumptions, especially as they relate to contractual lease commitments, could have a material effect on the restructuring liabilities and consolidated results of operations.

Results of Operations

        A tabular presentation of the financial results for the three months ended March 31, 2003 and 2002 that are referred to in this discussion can be found in the Condensed Consolidated Statements of

Operations and Comprehensive Income (Loss) on page 1 of this quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW

Revenue

        Consolidated revenue totaled $480.7 million in the first quarter of 2003, which was $62.1 million, or 11%, less than the same period in 2002. Broadband transport, switched voice services, and IT consulting hardware revenue were responsible for the revenue decline, as the Broadband segment revenue decreased $58.4 million.

        Local segment revenue of $216.7 million in first quarter of 2003 increased $3.6 million, or 2%, compared to the first quarter of 2002. Revenue growth from high-speed data and dial-up Internet services and the resale of broadband products, was partially offset by declining access line revenue and a decline in equipment and installation revenue.

        The Wireless segment generated revenue of $63.9 million in the first quarter of 2003, representing growth of $0.4 million, or 1%, compared to the first quarter of 2002. The increase resulted primarily from a larger average subscriber base driven by prepaid services, offset by a decrease in postpaid average revenue per user ("ARPU").

        Other segment revenue of $20.0 million during the first quarter of 2003 remained flat compared to the first quarter of 2002, which was primarily the result of continued success of the Cincinnati Bell "Any Distance" offering in the business market, offset by the revenue decline from Public as payphone usage continued to decline as a result of further penetration of wireless communications.

        Broadband segment revenue of $210.6 million in the first quarter of 2003 was $58.4 million, or 22%, less than the comparable period in 2002. Broadband transport revenue declined $21.2 million in the first quarter of 2003 compared to 2002 as lower dedicated optical and digital circuit revenue from both established and emerging carriers continued to decline. Switched voice revenue declined $24.7 million in the first quarter of 2003 compared to the first quarter of 2002, due to the Company's exit of the international switched wholesale voice business. IT consulting hardware revenue declined $18.5 million to $15.6 million in the first quarter of 2003 compared to the same period in 2002, due to general economic conditions and decreases in capital spending by its customers.

Costs and Expenses

        Cost of services and products of $219.4 million in the first quarter of 2003 decreased $48.6 million, or 18%, compared to the same period in 2002. Costs of services and products of the Broadband segment decreased $43.1 million, due to a decrease in switched voice services access charges and IT consulting hardware costs related to decreased revenue. Local segment costs increased $7.6 million as the cost of services for national broadband products increased in conjunction with revenue. The remainder of the decrease in cost of services and products compared to the first quarter of 2002 was provided by the Wireless segment due to a reduction in the cost of equipment sold as promotional handset subsidies were reduced.

        Selling, general and administrative ("SG&A") expenses of $120.3 million in the first quarter of 2003 decreased $7.5 million, or 6%, compared to the first quarter of 2002. The decrease was primarily due to a decline in expenses in the Broadband segment related to lower employee headcount resulting from the October 2002 restructuring (discussed in Note 4 of the Condensed Consolidated Financial Statements).

        Depreciation expense decreased by 64%, or $73.9 million, in the first quarter of 2003 compared to the first quarter of 2002. The decrease was primarily driven by the Broadband segment as the Company recorded a non-cash impairment charge of $2.2 billion in the fourth quarter of 2002 related to the Broadband segment's tangible and intangible assets (refer to Note 1 of the Notes to Condensed Consolidated Financial Statements). Additionally, due to the definitive agreement to sell substantially all of the assets of its Broadband segment, the Broadband assets were classified as held for sale as of March 1, 2003 and the Company ceased depreciation, in accordance with SFAS 144 (refer to Note 2 of the Notes to Condensed Consolidated Financial Statements).

        Amortization expense of $0.1 million in the first quarter of 2003 relates to roaming and trade name agreements acquired by the Wireless segment. Amortization expense decreased by $6.2 million compared to the first quarter of 2002, as the Company wrote-down approximately $298 million of intangible assets in 2002 in association with the $2.2 billion non-cash asset impairment charge recorded at the Broadband segment discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements. As such, the Company expects amortization expense in 2003 of approximately $0.5 million.

        Restructuring costs totaled $16.5 million in the first quarter of 2002 relating to costs for employee termination benefits and termination of a contractual commitment with a vendor related to the November 2001 restructuring charge.

        Operating income increased by $90.0 million to $99.2 million in the first quarter of 2003 compared to $9.2 million in the first quarter of 2002. The increase in operating income was primarily due to the decrease in depreciation and amortization associated with the asset impairment charge of $2.2 billion related to the Broadband segment recorded in the fourth quarter of 2002. In addition, operating income increased in the first quarter of 2003 compared to the same period in 2002, due to restructuring charges in 2002, which did not recur.

        Minority interest expense includes the accrual of dividends and accretion on the 12 1/2% preferred stock of BCI and the 19.9% minority interest of AT&T Wireless Services Inc. ("AWS") in the net income of the Company's CBW subsidiary. Although the Company announced the deferral of the August 15, 2002, November 15, 2002 and February 15, 2003 cash dividend payment on the 12 1/2% preferred stock of BCI, the Company continued to accrue the dividends in accordance with the terms of the security. In March 2003, the Company reached an agreement with holders of more than two-thirds of BCI's 12 1/2% Preferred Stock to exchange this preferred stock for common stock of the Company. Minority interest expense is expected to decrease approximately $24.7 million in the second half of 2003 if the exchange offer is completed by June 30, 2003. A detailed discussion of minority interest is provided in Note 9 of the Notes to Condensed Consolidated Financial Statements.

        Interest expense and other financing costs of $45.3 million in the first quarter of 2003 increased $7.0 million, or 18%, compared to the same period in 2002. The increase was the result of financing costs related to the amended credit facilities and issuance of the Senior Subordinated Discount Notes Due 2009 (the "16% notes") and a decrease in capitalized interest associated with reduced capital spending. As a result of amendments to the Company's credit facilities, the supplemental indenture to the convertible subordinated notes and issuance of the 16% notes, all completed in March 2003, the Company expects an annualized increase in interest expense of approximately $98.0 million in 2003 compared to 2002, of which approximately $49.0 million is cash. A detailed discussion of indebtedness is presented in Note 5 of the Notes to Condensed Consolidated Financial Statements.

        The Company had income tax expense of $2.0 million in the first quarter of 2003 compared to a benefit of $8.9 million recorded in the same period in 2002, due to an increase in income before taxes. The income tax expense for the first quarter of 2003 was partially offset by a benefit of $18.3 million related to a reduction in the deferred tax asset valuation allowance due to the anticipated utilization of the assets.

        Income (loss) from continuing operations before discontinued operation and cumulative effect of changes in accounting principles increased $71.4 million in the quarter from a loss of $33.5 million in the first quarter of 2002 to income of $37.9 million in the first quarter of 2003. The corresponding earnings per share from continuing operations totaled $0.16 in the first quarter of 2003 compared to a loss per share from continuing operations of $0.17 in the first quarter of 2002, an increase of $0.33. The increase in income from operations was due to the increase in operating income of $90.0 million discussed above, offset by an increase in interest expense of $7.0 million and an increase in income tax expense of $10.9 million.

        Income from discontinued operations in the first quarter of 2002 reflects the net income of Cincinnati Bell Directory ("CBD"). Substantially all of the assets of this business were sold on March 8, 2002 for $345.0 million in cash and a 2.5% equity interest in the newly formed company. Income from discontinued operations totaled $217.8 million in the first quarter of 2002. The net gain from the sale of substantially all of the assets of CBD of $211.8 million was recorded in first quarter of 2002 and the remaining income was related to the operations of CBD from January 1 through March 8, 2002. A detailed discussion of discontinued operations is provided in Note 13 of the Notes to Condensed Consolidated Financial Statements.

        Effective January 1, 2002, the Company recorded a $2,008.7 million expense as a cumulative effect of a change in accounting principle, net of taxes, related to the adoption of SFAS 142. The write down of goodwill, finalized in the second quarter of 2002, was related to the fair value of goodwill associated with the Broadband business acquired in 1999. Refer to Note 3 of the Notes to Consolidated Financial Statements for a detailed discussion of the adoption of SFAS 142.

        Effective January 1, 2003, the Company recorded income of $85.9 million as a cumulative effect of a change in accounting principle, net of taxes, related to the adoption of SFAS 143. The income related to estimated removal cost previously included in depreciation expense in the Local segment in accordance with regulatory requirements. Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of the adoption of SFAS 143.

        The Company reported net income of $123.8 million in the first quarter of 2003 compared to a loss of $1,824.4 million in the same period of 2002. The earnings per share of $0.55 in the first quarter of 2003 was $8.93 higher than the loss per share of $8.38 in the first quarter of 2002. The 2002 period included a loss per share of $9.21 related to the cumulative effect of a change in accounting principle, net of taxes, for the adoption of SFAS 142 compared to an earnings per share of $0.39 related to the cumulative effect of a change in accounting principle, net of taxes, for the adoption of SFAS 143 in the first quarter of 2003. The first quarter of 2002 included income from discontinued operations per share of $1.00.

Discussion of Operating Segment Results

        For segment reporting purposes, the Local segment reports revenue for services provided by the Broadband segment in the Greater Cincinnati area. The Local segment records a corresponding cost of service related to such broadband revenue equal to approximately 80% of the revenue. The Broadband segment records revenue equal to the cost recorded in the Local segment. The cost recorded by the Local segment and revenue recorded by the Broadband segment are eliminated in consolidation.

        For segment reporting purposes, the Other segment reports revenue for long distance switched voice minutes provided by the Broadband segment to customers in the Greater Cincinnati area. The Other segment records a corresponding cost of service based on an agreed upon rate per minute, which approximates the market rate for the resale of long distance switched voice minutes to third parties. The Broadband segment records revenue equal to the cost recorded in the Other segment. The cost recorded by the Other segment and revenue recorded by the Broadband segment are eliminated in consolidation.

LOCAL

        The Local segment provides local telephone service, network access, data transport, high-speed and dial-up Internet access, inter-lata toll and other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. These services are provided by the Company's Cincinnati Bell Telephone ("CBT") subsidiary.

	Three Months Ended March 31,
	2003	2002	$ Change	% Change
	(Unaudited) (dollars in millions)
Revenue
Local service	$116.9	$117.0	$(0.1)	—
Network access	50.9	51.0	(0.1)	—
Other services	48.9	45.1	3.8	8%

Total revenue	216.7	213.1	3.6	2%

Operating Costs and Expenses:
Cost of services and products	78.0	70.4	7.6	11%
Selling, general and administrative	35.7	36.4	(0.7)	(2%)
Depreciation	31.2	35.8	(4.6)	(13%)
Restructuring	—	0.5	(0.5)	(100%)
Asset impairments and other	0.3	—	0.3	100%

Total operating costs and expenses	145.2	143.1	2.1	1%

Operating income	$71.5	$70.0	$1.5	2%

Operation margin	33.0%	32.8%		0 pts

Revenue

        Local service revenue of $116.9 million during the quarter remained essentially flat compared to the first quarter of 2002. Revenue growth from value-added services and DSL was offset by declining access line revenue. Access lines decreased to 1,009,000 as of March 31, 2003, a 2% decrease from the 1,028,000 lines in service as of March 31, 2002. The Company's Complete Connections® bundled service offering added 7,300 subscribers during the first quarter of 2003, bringing total subscribership to 296,000. This product has penetrated of 41% of residential access lines as of March 31, 2003. In the first quarter of 2003, CBT introduced Custom Connections®, a new bundled suite of services that includes local, long distance, wireless and ADSL and enables consumers to customize combinations of packages to meet their personal communication needs. The Company's Custom Connections® bundled service offering added 19,000 subscribers in the first quarter of 2003. CBT continued to expand its DSL high-speed data transport service with subscribership growing to 83,000, an 11% increase compared to December 31, 2002 as Custom Connections® attracted new customers to the ADSL product. CBT is able to provision DSL high-speed data transport service across the vast majority of its local network infrastructure, as 85% of its access lines are loop-enabled for DSL transport.

        Other services revenue grew 8%, or $3.8 million, to $48.9 million during the quarter compared to the first quarter of 2002. The increase was attributable to the sale of national broadband services utilizing the Broadband segment's national optical network, partially offset by decreases in equipment sales and related installation and maintenance. Revenue attributable to the sale of broadband services totaled $14.7 million and $6.0 million in the first quarter of 2003 and 2002, respectively. The Local segment will continue to market broadband services purchased from the buyer of the broadband network after closing of the sale. The Company expects the marketing arrangement to have minimal impact on operating income but to decrease Local segment revenue. If the marketing arrangement was in place at the beginning of the first quarter of 2003, revenue attributable to the sale of broadband services would have totaled $2.6 million.

Costs and Expenses

        Cost of services and products increased $7.6 million, or 11%, to $78.0 million in first quarter of 2003 compared to the same period in 2002. CBT incurred increases in the cost of services for national broadband products as revenue for the products increased. Cost of services for national broadband products increased $7.5 million to $12.1 million in the first quarter of 2003 compared to the first quarter of 2002.

        SG&A expenses decreased 2%, or $0.7 million to $35.7 million in the first quarter of 2003 compared to the first quarter of 2002, due primarily to a 4% reduction in headcount and improved cost management, offset partially by an increase in pension expense and an increase in bad debt expense due to continued economic deterioration and the insolvency of a large customer.

        Depreciation expense of $31.2 million decreased $4.6 million, or 13%, in the first quarter of 2003 compared to the same period in 2002, due to the adoption of SFAS 143 on January 1, 2003, which reduced the amount of depreciation expense recognizable on certain assets (refer to Note 1 of the Notes to Condensed Consolidated Financial Statements).

        As a result of above, operating income increased $1.5 million, or 2%, to $71.5 million and operating margin remained essentially flat in the first quarter of 2003 compared to the same period in 2002.

WIRELESS

        The Wireless segment consists of the operations of CBW, a venture in which the Company owns 80.1% and AWS owns the remaining 19.9%. The Wireless segment provides advanced digital personal communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. Services are provided over CBW's regional wireless network and AWS's national wireless network.

	Three Months Ended March 31,
	2003	2002	$ Change	% Change
	(Unaudited) (dollars in millions)
Revenue
Service	$60.9	$60.5	$0.4	1%
Equipment	3.0	3.0	—	—

Total revenue	63.9	63.5	0.4	1%

Operating Costs and Expenses:
Cost of services and products	25.7	28.8	(3.1)	(11%)
Selling, general and administrative	11.2	11.5	(0.3)	(3%)
Depreciation	7.5	7.2	0.3	4%
Amortization	0.2	0.2	—	—

Total operating costs and expenses	$44.6	$47.7	$(3.1)	(6%)

Operating income	$19.3	$15.8	$3.5	22%

Operating margin	30.2%	24.9%		5 pts

Revenue

        Wireless segment revenue grew 1%, or $0.4 million, to $63.9 million in the first quarter of 2003 compared to the first quarter of 2002. Revenue for the prepaid product contributed approximately $1.4 million to revenue growth as the average subscriber base grew 6% in first quarter of 2003 compared to the first quarter of 2002. The increase was offset by a $1.1 million decrease in revenue for the postpaid product driven by a decline in ARPU.

        Postpaid subscribership decreased to 307,000 as of March 31, 2003 from 311,000 as of March 31, 2002, which represented 18% of the population within the Company's licensed service area in the Greater Cincinnati and Dayton, Ohio metropolitan markets. ARPU from postpaid subscribers of $55 in first quarter of 2003 decreased approximately $1 compared to the first quarter of 2002 due to pricing pressure from increasing competition and higher penetration rates among lower usage subscribers. Average monthly customer churn remained low in the face of aggressive competition at 1.8% for postpaid subscribers in the first quarter of 2003 compared to 1.6% in the first quarter of 2002. Cost per gross add ("CPGA") for postpaid subscribers was $350 and represented a $40 decrease from the first quarter of 2002.

        Prepaid revenue increased 17%, or $1.4 million, in the first quarter of 2003 compared to the first quarter of 2002 due to both an increase in subscribers prepaid ARPU. Subscribership to CBW's i-wirelessSM prepaid product grew from approximately 153,000 subscribers at the end of the first quarter of 2002 to approximately 163,000, or approximately a 5% penetration rate of the population in the Company's licensed service area. i-wirelessSM makes an efficient use of CBW's wireless network, as its subscribers generally make access the network during off-peak periods. In addition, the CPGA of $50 for i-wirelessSM subscribers is significantly lower than CPGA for the postpaid product.

Costs and Expenses

        Cost of services and products consists largely of incollect expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), network operations costs, interconnection expenses and cost of equipment sold, including handset subsidies. These costs were 40% of revenue in the first quarter of 2003, a decrease from the 45% incurred during the first quarter of 2002. In total, costs of services and products decreased $3.1 million, or 11%, in the first quarter of 2003 compared to the first quarter of 2002, to $25.7 million due primarily to decreased postpaid subscribership and associated interconnection charges, handset subsidies and incollect expense.

        SG&A expenses include the cost of customer acquisition, which consists primarily of advertising, distribution and promotional expenses. These costs decreased by $0.3 million in the first quarter of 2003 compared to the same period of 2002, or 3%, due to a decrease in advertising and bad debt expense, partially offset by an increase in employee related expense.

        Depreciation expense of $7.5 million increased $0.3 million, or 4%, in the first quarter of 2003 compared to the first quarter of 2002 as a result of asset additions.

        Wireless segment operating income increased as the Company optimized its network investment and benefited from an embedded customer base and low customer churn. In the first quarter of 2003, operating income of $19.3 million represented a $3.5 million, or 22%, increase over the first quarter of 2002. Operating margin in first quarter of 2003 increased 5 points from the first quarter of 2002 to 30.2%.

OTHER

        The Other segment is comprised of the operations of the CBAD and Public subsidiaries. CBAD markets voice long distance provided by BCI and Public provides public payphone services.

	Three Months Ended March 31,
	2003	2002	$ Change	% Change
	(Unaudited) (dollars in millions)
Revenue	$20.0	$20.1	$(0.1)	—
Operating Costs and Expenses:
Cost of services and products	14.7	16.1	(1.4)	(9%)
Selling, general and administrative	3.8	4.0	(0.2)	(5%)
Depreciation	0.5	0.4	0.1	25%
Amortization	—	0.1	(0.1)	(100%)

Total operating costs and expenses	19.0	20.6	(1.6)	(8%)

Operating income (loss)	$1.0	$(0.5)	$1.5	n/m

Operating margin	5.0%	(2.5%)		8 pts

Revenue

        Other segment revenue in the first quarter of 2003 remained flat compared to the first quarter of 2002. CBAD revenue increased by 4%, or $0.7 million, in the first quarter of 2003 compared to the same period in 2002 based primarily on the growth of its "Any Distance" long distance service offering in the business market, offset by a decline in the residential market. Any Distance had 554,000 subscribers as of March 31, 2003 in the Cincinnati and Dayton, Ohio operating areas. For subscribers within the CBT's operating territory, residential and business subscribers represent market shares of approximately 70% and 44% of total access lines, respectively. Revenue from Public declined 20%, or $0.7 million, in the first quarter of 2003 versus 2002, offsetting the revenue increase from CBAD, as payphone usage continued to decline as a result of further penetration of wireless communications.

Costs and Expenses

        Cost of services and products totaled $14.7 million in the first quarter of 2003, a $1.4 million, or 9%, decrease compared to the first quarter of 2002. The decrease in cost of services was due primarily to decreased access charges and personnel costs of CBAD as minutes of use declined. In the first quarter of 2003, approximately $10.6 million, or 91%, of CBAD costs were costs for access charges reported as purchases from the Broadband segment compared to approximately $11.1 million, or 89%, of CBAD costs in the first quarter of 2002.

        SG&A expenses decreased $0.2 million, or 5%, in the first quarter of 2003 compared to the same period in 2002. Nearly all of the decrease is due to improved cost management in response to the competitive markets in which these businesses compete.

        As a result of above, the segment reported operating income of $1.0 million in the first quarter of 2003, a $1.5 million increase compared to the operating loss reported in the first quarter of 2002. Operating margin experienced a similar improvement, increasing from negative 2.5% in the first quarter of 2002 to positive 5.0% in the first quarter of 2003, an eight point increase.

BROADBAND

        The Broadband segment provides nationwide data and voice communications services through the Company's BCI subsidiary. On February 22, 2003, certain Broadwing Communications' subsidiaries entered into a definitive agreement to sell substantially all of the operating assets of the Broadband segment, excluding Broadwing Technology Solutions (its IT consulting business) and Broadwing Telecommunications Inc., which resells long-distance services to customers in the Greater Cincinnati, Ohio market under an agency agreement with CBAD.

        Revenue for the Broadband segment is generated by broadband transport (which includes revenue from IRU's), switched voice services, data and Internet services (including web hosting), information technology consulting and network construction and other services. These services are generally provided over the Company's national optical network, which comprised approximately 18,700 route miles of fiber-optic transmission facilities.

	Three Months Ended March 31,
	2003	2002	$ Change	% Change
	(Unaudited) (dollars in millions)
Revenue
Broadband transport	$87.2	$108.4	$(21.2)	(20%)
Switched voice services	61.1	85.8	(24.7)	(29%)
Data and Internet	38.3	32.0	6.3	20%
IT consulting	22.5	42.3	(19.8)	(47%)
Other services	1.5	0.5	1.0	200%

Total revenue	210.6	269.0	(58.4)	(22%)

Operating Costs and Expenses:
Cost of services and products	129.1	172.2	(43.1)	(25%)
Selling, general and administrative	69.7	77.3	(7.6)	(10%)
Depreciation	2.0	71.7	(69.7)	(97%)
Amortization	—	6.2	(6.2)	(100%)
Restructuring	—	15.9	(15.9)	(100%)
Asset impairments and other	—	(0.3)	0.3	(100%)

Total operating costs and expenses	200.8	343.0	(142.2)	(42%)

Operating income (loss)	$9.8	$(74.0)	$83.8	n/m

Operating margin	4.7%	(27.6%)		32 pts

Revenue

        Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits. Revenue from the broadband transport category is mainly generated by private line monthly recurring revenue. However, approximately 40% and 33% of broadband transport revenue in the first quarter of 2003 and 2002, respectively, was provided by IRU agreements.

        In comparison to the first quarter of 2002, broadband transport revenue decreased $21.2 million, or 20%, to $87.2 million. The decrease is due to lower dedicated optical and digital circuit revenue as demand from both established and emerging carriers continued to decline. The Company expects the revenue deterioration to continue as carriers groom their networks in an effort to reduce their supply of bandwidth to more closely match demand in the marketplace. Broadband products sold in the Local segment's franchise area contributed revenue to the Broadband segment of $12.1 million in the first quarter of 2003 compared to $4.6 million in the first quarter of 2002. The Company's largest IRU contract, which contributed $25.9 million to broadband transport revenue and Broadband segment operating income in the first quarter of 2003, will expire in May 2003.

        Switched voice services revenue decreased 29% compared to the first quarter of 2002, from $85.8 million to $61.1 million. The decrease in revenue was substantially the result of the Company's decision to exit the international switched wholesale voice business announced as part of its fourth quarter 2002 restructuring plan. The international switched wholesale voice business accounted for $2.9 million and $19.8 million of revenue during the first quarter of 2003 and 2002, respectively. The remaining revenue decline was driven by a reduction in rates and volume from domestic wholesale voice and retail voice services. Voice long distance marketed by CBAD in Cincinnati and Dayton, Ohio contributed switched voice revenue to the Broadband segment of $10.6 million in the first quarter of 2003 compared to $11.1 million in the first quarter of 2002.

        Data and Internet revenue increased $6.3 million, or 20%, compared to the first quarter of 2002 on the strength of demand for dedicated IP and ATM/frame relay services. These increases were partially offset by an anticipated decrease in revenue related to the exit of the bundled Internet access services. Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements

        IT consulting revenue decreased $19.8 million, or 47%, during the first quarter of 2003 compared to the first quarter of 2002 as hardware sales declined substantially due to general economic conditions and decreases in capital spending by its customers. Revenue from services and hardware sales comprised 31% and 69% of IT consulting revenue in the first quarter of 2003, respectively, compared to 20% and 80% in the first quarter of 2002, respectively.

Costs and Expenses

        Cost of services and products primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs for IT consulting. In the first quarter of 2003, cost of services and products amounted to $129.1 million, a 25% decrease from the $172.2 million incurred during 2002. These decreases were driven primarily by lower broadband transport, switched voice services and IT consulting revenue and include cost reductions implemented as part of the October 2002 restructuring plan. The decreases were partially offset by an increase in local access charges associated with the Company's continued penetration of enterprise customer accounts.

        SG&A expenses decreased 10% to $69.7 million in the first quarter of 2003 from $77.3 million a year earlier. The decrease was due primarily to lower employee costs, as headcount as of March 31, 2003 was approximately 620 less than at March 31, 2002. In addition, declines in transmission operating expenses, property taxes, and bad debt contributed to the decrease in SG&A expenses. These decreases were partially offset by an increase in contract services related to outsourcing of certain invoice processing, an increase in pension expense and a decrease in capitalized overhead costs associated with the completion of the Company's national optical network.

        Depreciation expense of $2.0 million decreased $69.7 million, or 97% in the first quarter of 2003 compared to 2002 as the Company recorded a non-cash impairment charge of $2.2 billion in the fourth quarter of 2002 related to the Broadband segment's tangible and intangible assets (refer to Note 1 of the Notes to Condensed Consolidated Financial Statements). Additionally, due to the definitive agreement to sell substantially all of the assets of the Broadband segment, the Broadband assets were classified as held for sale as of March 1, 2003 and the Broadband segment ceased depreciating the assets held for sale in accordance with SFAS 144 (refer to Note 2 of the Notes to Condensed Consolidated Financial Statements). As such, the Company expects an immaterial amount of depreciation expense from the Broadband segment going forward.

        Amortization expense in 2002, which relates to intangible assets acquired in connection with various acquisitions, decreased 100% to zero in the first quarter of 2003 from $6.2 million in the first quarter of 2002. The Company wrote-down $298.3 million of intangible assets in 2002 in association with the $2.2 billion non-cash asset impairment charge recorded at the Broadband segment discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements. As such, the Company expects no amortization expense in 2003.

        During the first quarter of 2002, the Broadband segment recorded restructuring charges of $15.9 million resulting from employee separation benefits and costs to terminate contractual obligations, which were actions contemplated in the November 2001 restructuring plan for which an amount could not be reasonably estimated at that time. The Company recorded no restructuring charges in the first quarter of 2003. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

Financial Condition

Capital Investment, Resources and Liquidity

        As the Company's businesses mature and capital spending decreases, investments in its local, wireless, DSL and broadband networks will be focused on maintenance, strategic expansion and revenue-generating initiatives undertaken to add customers to the Company's networks and to retain current customers.

        As of March 31, 2003, the amount of available borrowings to the Company under its revolving credit facility was $268.9 million. On March 26, 2003, the Company received $350.0 million of gross cash proceeds from the issuance of Senior Subordinated Discount Notes Due 2009 (the "16% notes"). Proceeds from the 16% notes, net of fees, were used to pay down borrowings under the Company's credit facility. In conjunction with the financing, the Company's credit facility was also amended and restated ("Amended and Restated Credit Agreement") to, among other things, extend the revolving commitment, revise the financial covenants, accelerate a portion of the term debt, increase interest rate spreads and allow for the sale of substantially all of the assets of the Broadband segment. As a result of the terms of the amendment, the total borrowing capacity decreased from $1.825 billion as of December 31, 2002 to approximately $1.604 billion as of March 31, 2003 due to $1 million of scheduled repayments of the term debt facilities and a $220 million permanent prepayment of the outstanding term debt and revolving credit facilities from the 16% note proceeds.

        The Company believes that its borrowing availability under the amended credit facilities and cash generated by its operations will provide sufficient liquidity until the first quarter of 2006. However, the terms of the 16% notes and the amended credit facility limit the Company's ability to make future investments in or fund the operations of Broadwing Communications Inc. ("BCI") and its subsidiaries. Specifically, the Company and its other subsidiaries may not make investments in or fund the operations of BCI and its subsidiaries beyond an aggregate amount of $118.0 million after October 1, 2002. As of March 31, 2003, the Company had the ability to invest an additional $51.2 million in BCI and its subsidiaries based on these provisions. In addition, BCI's cash balance as of March 31, 2003 was $7.1 million, for total liquidity of $58.3 million. The uncertainty of BCI's available liquidity resulting from these funding constraints, prompted the Company's independent accountants to include a going concern explanatory paragraph in their audit report filed along with the stand alone annual financial statements of BCI for the year ended December 31, 2002. The going concern explanatory paragraph means that, in the opinion of the Company's independent accountants, there is substantial doubt about BCI's ability to continue to operate as a going concern. If BCI is unable to finance its operations through closing of the asset sale and meet its remaining obligations, or if a sale is not consummated, it may be forced to seek protection from its creditors through bankruptcy proceedings.

        On February 22, 2003, certain of BCI's subsidiaries entered into a definitive agreement to sell substantially all of the assets of the Broadband segment for approximately $129.3 million in cash, subject to certain purchase price adjustments, and the assumption of certain liabilities and operating contractual commitments to C III Communications, LLC and CIII Communications Operations, LLC (collectively "C III"). After the completion of the sale the only remaining BCI subsidiaries with significant operating assets will be Broadwing Technology Solutions Inc., an information technology consulting subsidiary, and Broadwing Telecommunications Inc., a subsidiary whose assets service the Other segment long distance business. The sale is subject to certain closing conditions, including approval by the Federal Communications Commission ("FCC") and relevant state public utility commissions. The Company will retain a 3% interest in the new company.

        In connection with the purchase agreement, Broadwing Inc. agreed to deliver a parent guaranty in favor of the buyers, guaranteeing (1) all payments required to be made by the BCI selling subsidiaries under the purchase agreement and (2) the performance and observance and compliance with all covenants, agreements, obligations, liabilities, representations and warranties of the BCI selling subsidiaries under the purchase agreement. Also, Broadwing Inc. agreed to be jointly and severally liable with the BCI selling subsidiaries for their covenant to (1) (a) retire the 9% Notes and the 12 1/2% Notes or (b) to obtain a consent and/or waiver from holders of the 9% Notes and the 12 1/2% Notes with respect to the sale of its broadband business, in either case on or prior to the first stage closing date and (2) retire or exchange the 12 1/2% Preferred Stock or to obtain any necessary consents and/or waivers from the holders of the 12 1/2% Preferred Stock with respect to the sale of its broadband business, in either case on or prior to the first stage closing date. The Company's liability under its guaranty will not exceed the BCI selling subsidiaries' underlying liability pursuant to the purchase agreement.

        In March 2003, the Company entered into a supplemental indenture amending certain terms governing the Convertible Subordinated Notes Due 2009. The supplemental indenture allows for the sale of substantially all of the assets of the Company's Broadband segment, provides that a bankruptcy of BCI would not constitute an event of default, amends the definition of change in control by increasing the ownership threshold deemed to be a change in control from 20% of outstanding shares to 45% of outstanding shares and includes covenants restricting the ability of the Company to incur debt and consummate certain asset dispositions. The supplemental indenture also increases the paid-in-kind interest by 2 1/4% from March 2003 through redemption in July 2009, resulting in a per annum interest rate of 9%. Interest expense will be paid in cash semi-annually on January 21 and July 21 of each year at a rate of 6 3/4% per annum, commencing on January 21, 2005. The additional 2 1/4% will accrete, or be added to the principal balance, through the redemption date in July 2009. This supplemental indenture is expected to increase non-cash interest expense by approximately $16 million annually in 2003 up to approximately $20 million annually by 2009, compared to 2002.

        In March 2003, the Company reached an agreement with holders of more than two-thirds of BCI's 12 1/2% preferred stock and 9% senior subordinated notes to exchange these instruments for common stock of the Company. In order to consummate the exchange offers, the Company expects to issue approximately 25.2 million new shares of Broadwing Inc. common stock assuming 100% redemption of the outstanding instruments, which represents an increase of 11.5 percent in the number of outstanding shares.

        As discussed above, on March 26, 2003, the Company received $350.0 million of gross cash proceeds from the issuance of the 16% notes. Proceeds from the 16% notes, net of fees, were used to pay down borrowings under the Company's credit facilities. Interest on the 16% notes will be payable semi-annually on June 30 and December 31, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount. In addition, purchasers of the 16% notes received 17.5 million common stock warrants, each to purchase one share of Broadwing Common Stock at $3.00 each, which expire in March 2013. Of the total proceeds received, $47.5 million was allocated to the fair market value of the warrants using the Black-Scholes option-pricing model and was recorded as a discount on the 16% notes. The 16% notes are expected to increase annual interest expense by approximately $67 million in 2003 compared to 2002, of which approximately $41 million is cash.

        In November 1999, the Company obtained credit facilities totaling $1.8 billion from a group of lending institutions. These credit facilities were increased to $2.1 billion in January 2000, increased to $2.3 billion in June 2001 and subsequently decreased to $1.825 billion in December 2002. In the first quarter of 2003, the Company's credit facilities were amended and restated ("Amended and Restated Credit Agreement") to, among other things, extend the revolving commitment, revise the financial covenants, accelerate a portion of term debt, increase interest spreads and allow for the sale of substantially all of the assets of the Broadband segment. As a result of the terms of the amendment, the total borrowing capacity decreased from $1.825 billion as of December 31, 2002 to approximately $1.604 billion as of March 31, 2003 due to $1 million of scheduled repayments of the term debt facilities and a $220 million permanent prepayment of the outstanding term debt and revolving credit facilities using the proceeds from the 16% notes. As of March 31, 2003 the amended credit facility availability consisted of $644 million in revolving credit maturing on March 1, 2006, and having four equal quarterly scheduled commitment reductions during 2005 in an aggregate amount equal to $200 million, $516 million in term loans, maturing in various amounts during 2003 and 2004, and $444 million in term loans, maturing in various amounts between 2003 and 2007.

        At March 31, 2003, the Company had drawn approximately $1.322 billion from the credit facility in order to refinance its existing debt and debt assumed as part of the Merger and fund its capital investment program and working capital needs. The amount refinanced in conjunction with the Merger included approximately $404 million borrowed in order to redeem a large portion of the outstanding 9% Senior Subordinated Notes assumed during the Merger as part of a tender offer and $391 million in outstanding debt of IXC.

        The short-term debt on the balance sheet at March 31, 2003 consisted of approximately $358 million of principal payments on long-term debt, $327 million of which was related to the credit facilities and $20 million of which was related to CBT Bond payments due during the next twelve months. The remaining balance of short-term debt of $9 million was related to the short-term portion of capital leases and $2 million was related to other short-term debt. The Company expects to have the ability to meet its short-term obligations through borrowings from its revolving credit facility and cash flows generated by its operations.

        Upon completion of the amendment to the credit facilities in March 2003, interest rates charged on borrowings from the revolving credit facility increased to 425 basis points above LIBOR, or 5.53%, and 375 basis points above LIBOR, or 5.03%, for term debt borrowings. The Company expects annual interest expense related to this amendment and restatement to increase by approximately $15 million in 2003 compared to 2002, of which approximately $6 million is cash. The banking fees applied to the unused amount of revolving credit facility borrowings increased to 62.5 basis points.

        The Company is subject to financial covenants in association with the credit facilities. These financial covenants require that the Company maintain certain debt to EBITDA (as defined in the Amended and Restated Credit Agreement), senior secured debt to EBITDA and interest coverage ratios as well as limit its capital expenditures. The facilities also contains certain covenants which, among other things, may restrict the Company's ability to incur additional debt or liens, pay dividends; repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company were in default on its credit facilities, no additional borrowings under the credit facilities would be available until the default was waived or cured. The Company was in compliance with all covenants set forth in its credit facilities and the indentures governing its other debt as of March 31, 2003. Refer to Note 5 of the Notes to Condensed

Consolidated Financial Statements contained in this report for a discussion of the Company's debt and the related covenants.

        As of the date of this filing, the Company maintains the following credit ratings:

Entity	Description	Standard and Poor's	Fitch Rating Service	Moody's Investor Service
BRW	Corporate Credit Rating	B-	BB-	B1
CBT	Corporate Credit Rating	B-	BB+	Ba2
BRW	Outlook	negative	stable	stable

        The Company does not have any downgrade triggers that would accelerate the maturity dates of its debt or increase the interest rate on its debt. However, further downgrades of the Company's credit rating could adversely impact the cost of future debt facilities. Upon issuance of the 16% notes on March 26, 2003, which replaced variable rate indebtedness with fixed rate indebtedness, a 1% increase in the average borrowing rate would result in approximately $16 million in annual incremental interest expense. Due to the Company's credit rating, which is below Baa3 and BBB- as rated by Moody's and Standard & Poor's, respectively, the Company is obligated by covenants of its credit facilities to use 75% of any annual excess cash flows, as defined in the Amended and Restated Credit Agreement, to permanently reduce its outstanding borrowings. If the Company is unable to meet the covenants of its various debt agreements, the payment of the underlying debt could be accelerated. Additionally, the Company is currently obligated by its credit facilities to use the net cash proceeds received from certain asset sales or issuances of debt by the Company or any of its subsidiaries to reduce its outstanding borrowings subject to certain limited exceptions.

        As of December 31, 2001, the Company had equity ownership in Anthem Inc., due to receipt of shares from the demutualization of Anthem Inc. in 2001. In January 2002, the Company sold its entire investment in Anthem for total net proceeds of approximately $23.3 million.

        As part of the November 2001 Restructuring Plan, the Company announced its intention to exit several data centers, reduce network costs and consolidate office space. To the extent the Company can sublease or negotiate lease terminations, contractual obligations could decrease. During 2002, the Company negotiated contract terminations, which reduced future commitments by approximately $90 million. The buyer of substantially all of the Broadband assets, C III, has agreed to assume capital lease commitments and certain operating contractual commitments, including the network related commitments, upon the closing of the sale.

        BCI deferred the August 15, 2002, November 15, 2002, February 15, 2003 and May 15, 2003 cash dividend payments on its 12 1/2% preferred stock, in accordance with the terms of the security. Due to the deferred cash dividend payment, the Company conserved approximately $12.4 million in cash during the first quarter of 2003 compared to the first quarter of 2002. The dividend will accrue, and therefore will continue to be presented as minority interest expense on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). The status of future quarterly dividend payments on the 12 1/2% preferred stock will be determined quarterly by BCI's board of directors, but the board of directors does not anticipate paying a cash dividend in the foreseeable future.

        In 2003, the Company plans to implement the Global System for Mobile Communications and General Packet Radio Service ("GSM/GPRS") technology. GSM/GPRS technology provides enhanced wireless data communication. Several competitors and the Company's partner, AWS, have announced plans to begin, or have begun, using GSM/GPRS or a comparable technology in their national networks. Capital expenditures required to implement this new technology are expected to be approximately $30 million and are expected to be incurred throughout the remainder of 2003.

Balance Sheet

        The following comparisons are relative to December 31, 2002.

        The change in cash and cash equivalents is explained in the preceding discussion of capital investment, resources and liquidity or in the cash flow discussion below. The decrease in accounts receivable was primarily the result of $82.8 million of BCI receivables reclassified as assets held for sale, a decrease in revenue and an increase in allowance for doubtful accounts due to carrier customer bankruptcies. The increase of $65.6 million in net property, plant and equipment was primarily due to the adoption of SFAS 143 as accumulated depreciation of $134.0 million related to estimated removal cost in the Local segment was reversed as a change in accounting principle, offset by capital expenditures of $22.0 million and a reclassification of $48.0 million of BCI assets to assets held for sale.

        The increase in short-term debt of $152.6 million was partially offset by the decrease in long-term debt of $190.1 million due to the amendment to the credit facilities, which accelerated a portion of the Company's term debt. Accounts payable decreased $75.8 million, or 59%, primarily due to the reclassification of $63.0 million to liabilities to be assumed in sale, a decrease in capital spending and timing of vendor payments. The decrease in current unearned revenue of $79.1 million was primarily due to the reclassification of $51.3 million to liabilities to be assumed in sale and amortization of an IRU contract that will expire in May 2003. The decrease in unearned revenue less current portion of $290.7 million was substantially due to the reclassification of $284.1 million to liabilities to be assumed in sale.

        The increase in deferred income tax liabilities of $49.8 million was due primarily to an increase in liabilities of $47.6 million recorded as part of the Company's adoption of SFAS 143.

Cash Flow

        For the first three months of 2003, cash provided in operating activities totaled $32.7 million, $50.1 million more than the $17.4 million used in operating activities during the first three months of 2002, due to a reduction in capital working needs.

        The Company's investing activities included outflows for capital expenditures and inflows from the sale of equity investments. Capital expenditures during the first three months of 2003 totaled $22.0 million, $30.7 million lower than the $52.7 million spent during the first three months of 2002. The decrease is due to completion of the optical overbuild of the national network, completion of the wireless network footprint and installation of DSL-enabling equipment at CBT. In 2002, the Company received proceeds of $345.0 million as a result of the sale of substantially all of the assets of CBD and $23.3 million from the sale of its entire equity stake in Anthem Inc. In 2003, the Company received $3.8 million from the sale of its entire equity investment in Terabeam.

        The Company received $350 million of gross cash proceeds from the issuance of the 16% notes and Broadwing Communications Services Inc. ("BCSI") borrowed $30.0 million directly from the revolving credit facility during the first quarter of 2003. The Company permanently prepaid $220 million in borrowings under its term and revolving credit facilities and made a $90 million payment under its revolving credit facility with the net cash proceeds from the 16% notes. Additionally, the Company reduced its borrowings under its revolving credit facilities utilizing cash provided by operations and cash on its balance sheet as of December 31, 2002.

        Approximately $2.6 million in preferred stock dividends were paid during the first quarter of 2003. As a result of BCI's decision to defer the February 15, 2003 cash dividend payment on its 12 1/2% preferred stock, the Company conserved approximately $12.4 million in cash during the first quarter of 2003 compared to the first quarter of 2002. The dividends were accrued, and therefore continued to be presented as minority interest expense in the Condensed Consolidated Statements of Operations and

Comprehensive Income (Loss). Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of minority interest.

        As of March 31, 2003, the Company held approximately $36.4 million in cash and cash equivalents. In addition to cash on hand, the primary sources of cash will be cash generated by operations and borrowings from the Company's revolving credit facility. The primary uses of cash will be for funding the maintenance and strategic expansion of the local, broadband and wireless networks; interest and principal payments on the Company's credit facilities, 7 1/4% corporate bonds, and CBT notes; dividends on the convertible subordinated notes; working capital; and operations of the Broadband business up to the maximum amount permitted under the terms of the 16% notes and Amended and Restated Credit Agreement.

Regulatory Matters and Competitive Trends

        Federal—The Telecommunications Act of 1996 (the "1996 Act"), including the rules subsequently adopted by the FCC to implement the 1996 Act, can be expected to impact CBT's in-territory local exchange operations in the form of greater competition.

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

        CBT is currently subject to an Alternative Regulation Plan ("Alt Reg Plan") in Ohio. The current Alt Reg Plan gives CBT pricing flexibility in several competitive service categories in exchange for CBT's commitment to freeze certain basic residential service rates during the term of the Alt Reg Plan. The term of the current Alt Reg Plan will expire on June 30, 2003. Prior to expiration of the current Plan, CBT will be required to extend its existing Plan, initiate a proceeding to establish a new Alt Reg Plan or adopt a generic Alt Reg Plan developed by the Ohio PUC. On March 1, 2003, CBT filed a letter of intent with the PUC seeking to extend its current Alt Reg Plan. Failure to obtain approval of a new Alt Reg Plan with similar pricing flexibility could have an adverse impact on CBT's operations.

BUSINESS OUTLOOK

        There is substantial competition in the telecommunications industry. Competition may intensify due to the efforts of existing competitors to address difficult market conditions through reduced pricing, bundled offerings or otherwise, as well as a result of the entrance of new competitors and the development of new technologies, products and services. If the Company cannot offer reliable, value-added services on a price competitive basis in any of its markets, it could be adversely impacted by competitive forces. In addition, if the Company does not keep pace with technological advances or fails to respond timely to changes in competitive factors in the industry, the Company could lose market share or experience a decline in revenue and profit margins.

        BCI faces significant competition from other fiber-based telecommunications companies such as AT&T Corp., MCI, Sprint Corporation, Level 3 Communications, Inc. and Qwest Communications

International Inc. and several emerging and recapitalized competitors. Broadwing Technology Solutions ("BTS"), a subsidiary of BCI, competes with intranet hardware vendors, wiring vendors, and other information technology consulting businesses. The web hosting operations of BTS face competition from nationally known web hosting providers.

        Cincinnati Bell Telephone faces competition from other local exchange carriers, wireless services providers, interexchange carriers, cable providers and Internet access providers. The Company believes Cincinnati Bell Telephone will face greater competition as more competitors emerge and focus resources on the Greater Cincinnati metropolitan area.

        Cincinnati Bell Wireless is one of six active wireless service providers in the Cincinnati and Dayton, Ohio metropolitan market areas, including Cingular, Sprint PCS, T-Mobile, Verizon and Nextel, all of which are nationally known. The Company anticipates that competition will cause the market prices for wireless products and services to decline in the future. Cincinnati Bell Wireless's ability to compete will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Furthermore, there has been a trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures reorganizations and acquisitions. The Company expects this consolidation to lead to larger competitors with greater resources and more service offerings than Cincinnati Bell Wireless.

        The Company's other subsidiaries operate in a largely local or regional area, and each of these subsidiaries faces significant competition. Cincinnati Bell Any Distance's competitors include large national long-distance carriers such as AT&T Corp., MCI and Sprint Corporation. Cincinnati Bell Public Communications competes with several other public payphone providers, some of which are national in scope and offer lower prices for coin-based local calling services. The payphone subsidiary, Cincinnati Bell Public Communications, has also continued to be adversely impacted by the growing popularity of wireless communications.

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

Commitments and Contingencies

Commitments

        In 1998, the Company (then known as Cincinnati Bell) entered a ten-year contract with Convergys Corporation ("Convergys"), a provider of billing, customer service and other services, which remains in effect until June 30, 2008. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting, technical support and customer support services for the Company. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. The Company's annual commitment is $45.0 million per year.

        BCI has contractual obligations to utilize network facilities from various interexchange and local exchange carriers. These contracts are based on a fixed monthly rate with terms extending on certain contracts through 2021. As of March 31, 2003, BCI had committed to approximately $209.0 million in operating leases related to network utilization. The buyer of substantially all of the Broadband assets has agreed to assume capital lease commitments and certain operating contractual commitments, including the obligations associated with network utilization, upon closing of the sale.

Contingencies

        In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

        During 2002 and 2003, a number of putative class action and derivative lawsuits were filed in the United States District Court for the Southern District of Ohio and the Ohio Court of Common Pleas, Hamilton County Division, respectively, on behalf of purchasers of the securities of the Company between January 17, 2001 and May 20, 2002, inclusive (the "Class Period"). The complaints alleged that the Company, its former Chief Executive Officer ("CEO") and its current CEO violated federal securities laws arising out of allegedly issuing material misrepresentations to the market during the Class Period which resulted in artificially inflating the market price of the Company's securities. In a separate action, a number of complaints have been filed in the United States District Court for the Southern District of Ohio on behalf of the Broadwing Retirement Savings Plan and its beneficiaries alleging that the Company and several of its directors violated the Employee Retirement Income Security Act by allegedly exposing the beneficiaries' retirement savings to unreasonable risk of loss and injury. The Company intends to defend these claims vigorously.

        In June 2000, BCI entered into a long-term construction contract to build a 1,550-mile fiber route system. During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62.0 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract. Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract. As a result of the contract termination, the Company expensed $13.3 million in both costs incurred under the contract and estimated shutdown costs during the second quarter of 2002. In addition, the Company's balance sheet included $50.5 million in unbilled accounts receivable (including both signed change orders and claims) at March 31, 2003 and December 31, 2002 related to this contract. Based on information available at March 31, 2003, the Company believes it is due significant amounts outstanding under the contract, including unbilled accounts receivable. The Company expects this matter to be resolved through arbitration. The timing and outcome of these issues are not currently predictable. An unfavorable outcome could have a material effect on the financial condition and results of operations of the Company.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

        The Company is exposed to the impact of interest rate fluctuations. To manage its exposure to interest rate fluctuations, the Company uses a combination of variable rate short-term and fixed rate long-term financial instruments. The Company employs derivative financial instruments to manage its exposure to fluctuations in interest rates charged on the Company's borrowings under its credit facilities. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes. The March 2003 credit facility amendment and restatement eliminated the requirement to maintain a certain threshold of fixed rate debt as a percentage of the Company's total debt. As of March 31, 2003, the Company held interest rate swaps with notional amounts totaling $315 million. These agreements will expire throughout the remainder of 2003. A more detailed discussion of the Company's use of financial instruments is presented in Note 6 of the Notes to Condensed Consolidated Financial Statements.

        Swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. Because the notional amounts are not exchanged, the notional amounts of these agreements are not indicative of the Company's exposure resulting from these derivatives. The amounts to be exchanged between the parties are primarily the result of the swap's notional amount and the fixed and floating rate percentages to be charged on the swap. In accordance with Statement of Financial Accounting Standard SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), interest rate differentials associated with the Company's interest rate swaps are recorded as an adjustment to interest payable or receivable with the offset to interest expense over the life of the swap. The swap agreements were a liability with a fair value of $4.5 million recorded on the balance sheet as of March 31, 2003, and a $2.8 million tax-effected amount recorded in other comprehensive income.

        Potential nonperformance by counterparties to the swap agreements exposes the Company to a certain amount of credit risk due to the possibility of counterparty default. Because the Company's only counterparties in these transactions are financial institutions that are at least investment grade, it believes the risk of counterparty default is minimal.

        Interest Rate Risk Management—The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.

Item 4. Controls and Procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. The Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The information required by this Item is included in Note 14 of the Notes to the Condensed Consolidated Financial Statements on page 28 of this quarterly report.

Item 2. Changes in Securities and Use of Proceeds

        On March 26, 2003, the Company received $350 million of gross cash proceeds from the issuance of the Senior Subordinated Discount Notes due 2009 (the "16% notes"). Proceeds from the 16% notes, net of fees, were used to pay down borrowings under the Company's credit facilities. Interest on the 16% notes will be payable semi-annually on each of June 30 and December 31 of 2003 through 2006 and then on each of June 30, 2007, January 20, 2008 and on the maturity date on January 20, 2009, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount. In addition, purchasers of the 16% notes received 17.5 million common stock warrants, each to purchase one share of Broadwing Common Stock at $3.00 each, which expires in March 2013.

        In March 2003, the Company entered into a supplemental indenture amending certain terms governing the Convertible Subordinated Notes. The supplemental indenture increased the paid-in-kind interest by 2 1/4% from March 2003 through redemption in July 2009, resulting in a per annum interest rate of 9%. Interest expense will be paid in cash semi-annually on January 21 and July 21 of each year at a rate of 6 3/4% per annum, commencing on January 21, 2005. The additional 2 1/4% will accrete, or be added to the principal balance, through the redemption date in July 2009. The supplemental indenture also allows for the sale of substantially all of the assets of the Company's Broadband segment, provides that a bankruptcy of Broadwing Communications would not constitute an event of default, amends the definition of change in control by increasing the ownership threshold deemed to be a change in control from 20% of outstanding shares to 45% of outstanding shares and includes covenants restricting the ability of the Company to incur debt and consummate certain asset dispositions.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the first quarter of 2003.

        The Company's annual meeting of shareholders was conducted on April 29, 2003. At this meeting, shareholders voted on:

  i.
  Election of three directors for three-year terms expiring in 2006.

        The results of such votes were as follows:

  i.
  Karen M. Hoguet was elected as a director with 156,253,383 common shares voting for election and 36,982,862 shares voting against election. Carl Redfield was elected as a director with 153,366,361 common shares voting for election and 39,869,884 shares voting against election. David B. Sharrock was elected as a director with 153,337,512 common shares voting for election and 39,898,733 shares voting against election.

Item 5. Other Information

        At the Company's annual shareholder meeting on April 29, 2003 the Company announced that it would change its name to Cincinnati Bell Inc. and trade under the ticker symbol "CBB". The Company will begin trading under the new name and ticker symbol on May 27, 2003, following completion of necessary NYSE filings and other notices.

        At the close of the annual shareholders' meeting on April 29, 2003, Mary D. Nelson retired from of the board of directors.

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
(4)(b)(iv)
Amendment No. 3 to the Rights Agreement dated as of June 10, 2002, between the Company and The Fifth Third Bank (Exhibit 1 to Amendment No. 3 of the Company's Registration Statement on Form 8-A filed on July 2, 2002).
(4)(c)(i)
Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023. (Exhibit 4-A to Form 8-K, filed on July 12, 1993, File No. 1-8519).
(4)(c)(ii)
Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, filed on October 27, 1993, File No. 1-8519).
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
(4)(c)(v)(2)
First Supplemental Indenture dated as of March 26, 2003, among Broadwing Inc. (f/k/a Cincinnati Bell Inc.), as Issuer and The Bank of New York, as Trustee. (Exhibit (4)(c)(v)(2) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)
(4)(c)(vi)
Indenture dated as of March 26, 2003, by and among Broadwing Inc., as Issuer, Cincinnati Bell Public Communications Inc., ZoomTown.com Inc, Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services Inc., Broadwing Financial LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless Holdings LLC and Broadwing Holdings Inc. as Guarantors, and The Bank of New York, as trustee, in connection with $350,000,000 of Broadwing Inc. Senior Subordinated Discount Notes Due 2009. (Exhibit (4)(c)(vi) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)
(4)(c)(vii)
Warrant Agreement, dated as of March 26, 2003, by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(vii) to Form 10-K for 2002, File No. 1-8519) (Exhibit (4)(c)(vii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)
(4)(c)(viii)
Exchange and Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(viii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)
(4)(c)(ix)
Equity Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(ix) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)
(4)(c)(x)(1)
Purchase Agreement, dated as of March 26, 2003 by and between Broadwing Inc. GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4) (c)(x)(1) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)
(4)(c)(x)(2)
First Amendment to Purchase Agreement, dated as of March 26, 2003 by and between Broadwing Inc. GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(2) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)

(4)(c)(xi)
No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.
(10)(i)(1)
Credit Agreement dated as of November 9, 1999, amended and restated as of March 26, 2003, ("Credit Agreement") among Broadwing Inc. (f/k/a Cincinnati Bell) and Broadwing Communications Services Inc. (f/k/a IXC Communications Services, Inc.) as the Borrowers, the Initial Lenders, Initial Issuing Banks and Swing Line Banks named herein, Bank of America, N.A., as Syndication Agent, Citicorp USA, Inc., as Administrative Agent, Credit Suisse First Boston and The Bank of New York, as Co-Documentation Agents, PNC Bank, N.A., as Agent and Salomon Smith Barney Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers. (Exhibit (10)(i)(1) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)
(10)(i)(2)
Asset Purchase Agreement by and among Broadwing Inc., Cincinnati Bell Directory Inc. and CBD Media, Inc. dated as of February 4, 2002. (Exhibit (10)(i)(2) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).
(10)(i)(3)	Asset Purchase Agreement among Broadwing Communications Services Inc. and CIII Communications dated as of February 22, 2003. (Exhibit (99)(i) to Form 8-K, filed on February 28, 2003, File No. 1-8519).
(10)(iii)(A)(1)*	Short Term Incentive Plan of Broadwing Inc., as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).
(10)(iii)(A)(2)*+	Broadwing Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective July 24, 2002.
(10)(iii)(A)(3)(i)*	Broadwing Inc. Pension Program, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).
(10)(iii)(A)(3)(ii)*	Cincinnati Bell Pension Program, as amended and restated effective March 3, 1997. (Exhibit (10)(iii)(A)(3)(ii) to Form 10-K for 1997, File No. 1-8519).
(10)(iii)(A)(4)*+	Broadwing Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002.
(10)(iii)(A)(5)*	Broadwing Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).
(10)(iii)(A)(6)*+	Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective January 1, 2001.
(10)(iii)(A)(7)*	Cincinnati Bell Inc. 1989 Stock Option Plan. (Exhibit (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(8)*	Employment Agreement effective January 1, 1999 between the Company and Kevin W. Mooney. (Exhibit (10)(iii)(A)(ii) to Form 10-K for 1998, File No. 1-8519)
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
(10)(iii)(A)(12.1)*
Amendment to Employment Agreement effective February 3, 2003 between the Company and Thomas L. Schilling. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, filed on February 3, 2002, File No. 1-8519)
99.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3
Exchange and Voting Agreement, dated as of March 24, 2003, by and among Broadwing Inc., and the beneficial owners of (or investment managers or advisors for accounts or funds that own) the 9% Senior Subordinated Notes due 2008 of Broadwing Communications Inc., a subsidiary of the Company. (Exhibit (99.3) to Form 10-K for 2002, File No. 1-8519)
99.4
Exchange and Voting Agreement, dated as of March 24, 2003, by and among Broadwing Inc., and the beneficial owners of (or investment managers or advisors for accounts or funds that own) the 12 1/2% Series B Junior Exchangeable Preferred Stock due 2009 of Broadwing Communications Inc., a subsidiary of the Company. (Exhibit (99.4) to Form 10-K for 2002, File No. 1-8519)

+
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

    Form 8-K, date of report February 6, 2003, reporting the Company issued a Press Release announcing amendments to employment agreements with its Chief Executive Officer, Kevin W. Mooney, its Chief Financial Officer, Thomas L. Schilling, its Chief Human Resources Officer, General Counsel and Corporate Secretary, Jeffrey C. Smith and its Senior Vice President of Corporate Development, Michael W. Callaghan. The contract amendments provide incentives for the employees to sell the Broadband business of Broadwing Communications Inc. and to amend the Company's credit facility, as well as provide for their retention through the period of the Company's restructuring. In addition, the press release reported that the Chief Operating Officer of Broadwing Inc., John F. Cassidy, would report directly to the Board of Directors.

    Form 8-K, date of report February 25, 2003, reporting the Company issued a press release announcing that it had reached an agreement to sell substantially all the assets of its Broadband business, Broadwing Communications Services Inc., including the Broadwing name, to privately held C III Communications, LLC, for up to $129 million in cash.

    Form 8-K, date of report March 27, 2003, reporting the Company issued a press release announcing a comprehensive recapitalization that includes the successful completion of an amendment to its bank credit facility for, among other things, the extension of its scheduled maturities, providing the company with sufficient liquidity to meet its obligations until 2006.

    Form 8-K, date of report February 28, 2003, reporting the asset purchase agreement among the Company and C III Communications LLC.

    Form 8-K, date of report May 1, 2003, reporting the Company issued a press release announcing that the Company's name will change to Cincinnati Bell Inc. and the ticker symbol will change to CBB. The Company will begin trading under the new name on May 27, 2003.

    Form 8-K, date of report May 6, 2003, reporting the Company issued a press release announcing its results for the first quarter ended March 31, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Broadwing Inc.
Date: May 15, 2003	/s/ THOMAS L. SCHILLING Thomas L. Schilling Chief Financial Officer

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

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
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

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
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

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ THOMAS L. SCHILLING Thomas L. Schilling Chief Financial Officer