Form 10-K/A
period 2002-12-31
CINCINNATI BELL INC
filed 2003-06-20
CIK 716133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________


                          COMMISSION FILE NUMBER 1-8519


                              CINCINNATI BELL INC.
                              F/K/A BROADWING INC.


                Incorporated under the laws of the State of Ohio

                 201 East Fourth Street, Cincinnati, Ohio 45202

                I.R.S. Employer Identification Number 31-1056105

                       Telephone - Area Code 513 397-9900


                                                       TITLE OF EACH CLASS
         NAME OF EACH EXCHANGE                         ON WHICH REGISTERED
-----------------------------------------          -----------------------------
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

Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

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

                                EXPLANATORY NOTE

We are amending this Form 10-K of Cincinnati Bell Inc. (f/k/a Broadwing Inc.) (the "Company) to include the signature of our Principal Accounting Officer, James H. Reynolds.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CINCINNATI BELL INC.

June 20, 2003                           By /s/ Thomas L. Schilling
                                           -------------------------------------
                                           Thomas L. Schilling
                                           Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                     Title                                Date

/s/ JAMES H. REYNOLDS         Principal Accounting Officer;        June 20, 2003
---------------------         Vice President and Controller
James H. Reynolds

                                 CERTIFICATIONS

I, Kevin W. Mooney, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K/A of Cincinnati Bell Inc. (f/k/a Broadwing Inc.);

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

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the initial filing date of this annual report (the "Evaluation Date"); and

   c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date: June 20, 2003                     /s/ Kevin W. Mooney
                                        ----------------------------------------
                                            Kevin W. Mooney
                                            Chief Executive Officer

                                 CERTIFICATIONS

I, Thomas L. Schilling, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K/A of Cincinnati Bell Inc. (f/k/a Broadwing Inc.);

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

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the initial filing date of this annual report (the "Evaluation Date"); and

   c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date: June 20, 2003                     /s/ Thomas L. Schilling
                                        ----------------------------------------
                                            Thomas L. Schilling
                                            Chief Financial Officer