Form 10-Q
period 2003-06-30
CINCINNATI BELL INC
filed 2003-08-14
CIK 716133

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
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

        At July 31, 2003, there were 218,962,535 common shares outstanding.

TABLE OF CONTENTS

PART I. Financial Information

PART II. Other Information

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Millions, Except Per Common Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$450.6	$556.2	$931.3	$1,099.0
Costs, Expenses, Gains and Losses
Cost of services and products (excluding depreciation of $31.5, $100.6, $64.5 and $194.8 included below)	261.7	271.1	481.0	539.1
Selling, general and administrative	108.2	127.0	228.4	254.8
Depreciation	39.6	115.8	81.0	231.0
Amortization	0.1	6.4	0.3	12.8
Restructuring	(3.4)	—	(3.4)	16.5
Asset impairments and other	(1.1)	—	(0.8)	—
Gain on sale of broadband assets	(299.0)	—	(299.0)	—

Total operating costs, expenses, gains and losses	106.1	520.3	487.5	1,054.2
Operating Income	344.5	35.9	443.8	44.8
Minority interest expense	15.8	14.8	29.9	29.0
Interest expense and other financing costs	61.3	38.9	106.6	77.2
Other expense (income), net	(0.5)	0.4	(0.4)	(0.8)

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of changes in accounting principles	267.9	(18.2)	307.7	(60.6)
Income tax expense (benefit)	(2.0)	0.1	—	(8.8)

Income (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principles	269.9	(18.3)	307.7	(51.8)
Income (loss) from discontinued operations, net of taxes of $(0.1) and $119.7, respectively	—	(0.2)	—	217.6
Income (loss) before cumulative effect of changes in accounting principles	269.9	(18.5)	307.7	165.8
Cumulative effect of changes in accounting principles, net of taxes of $47.6 and $5.8, respectively	—	—	85.9	(2,008.7)

Net Income (Loss)	269.9	(18.5)	393.6	(1,842.9)
Preferred stock dividends	2.6	2.6	5.2	5.2

Net Income (Loss) Applicable to Common Shareowners	$267.3	$(21.1)	$388.4	$(1,848.1)

Net Income (Loss)	$269.9	$(18.5)	$393.6	$(1,842.9)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swaps	1.4	(1.7)	3.2	1.1
Comprehensive Income (Loss)	$271.3	$(20.2)	$396.8	$(1,841.8)

Basic Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$1.22	$(0.10)	$1.38	$(0.27)
Income from discontinued operations, net of taxes	—	—	—	1.00
Cumulative effect of changes in accounting principles, net of taxes	—	—	0.39	(9.20)

Net Earnings (Loss) per Common Share	$1.22	$(0.10)	$1.77	$(8.47)

Diluted Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$1.13	$(0.10)	$1.34	$(0.27)
Income from discontinued operations, net of taxes	—	—	—	1.00
Cumulative effect of changes in accounting principles, net of taxes	—	—	0.35	(9.20)

Net Earnings (Loss) per Common Share	$1.13	$(0.10)	$1.69	$(8.47)

Weighted Average Common Shares Outstanding (millions)
Basic	218.9	218.4	218.9	218.3
Diluted	249.1	218.4	244.9	218.3

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets
Cash and cash equivalents	$30.1	$44.9
Restricted Cash	—	7.0
Receivables, net of allowances of $74.0 and $53.0	156.0	290.6
Materials and supplies	33.6	32.2
Deferred income tax benefits	10.2	11.3
Current portion of deferred financing costs	18.4	8.4
Prepaid expenses and other current assets	28.5	23.8
Assets held for sale	12.3	—

Total current assets	289.1	418.2
Property, plant and equipment, net of accumulated depreciation of $1,579.1 and $1,659.8	925.9	867.9
Goodwill, net of accumulated amortization of $3.3 and $3.3	40.9	40.9
Other intangibles, net	66.6	66.9
Deferred financing costs, less current portion	31.9	10.9
Other noncurrent assets	52.5	62.8

Total assets	$1,406.9	$1,467.6

Liabilities and Shareowners' Deficit
Current liabilities
Short-term debt	$249.0	$203.7
Accounts payable	80.3	129.4
Current portion of unearned revenue and customer deposits	30.7	108.9
Accrued taxes	69.4	84.4
Accrued restructuring	28.4	41.1
Dividends payable	55.6	30.9
Other current liabilities	112.5	138.7
Total current liabilities	625.9	737.1
Long-term debt, less current portion	2,194.8	2,354.7
Unearned revenue, less current portion	2.6	293.3
Deferred income tax liabilities	94.0	37.2
Accrued pension and postretirement benefits	82.5	77.4
Other noncurrent liabilities	67.3	72.3

Total liabilities	3,067.1	3,572.0
Minority interest	449.2	443.9
Commitments and contingencies
Shareowners' Deficit
6 3/4% Cumulative Convertible Preferred Stock, 2,357,299 shares of all classes of preferred stock authorized; 155,250 shares (3,105,000 depository shares) issued and outstanding at June 30, 2003 and December 31, 2002	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 226,688,355 and 226,598,844 shares issued; 218,815,304 and 218,690,375 outstanding at June 30, 2003 and December 31, 2002	2.3	2.3
Additional paid-in capital	2,407.1	2,365.1
Accumulated deficit	(4,491.9)	(4,885.6)
Accumulated other comprehensive loss	(10.7)	(13.8)
Common shares in treasury, at cost:
7,873,051 and 7,908,469 shares at June 30, 2003 and December 31, 2002	(145.6)	(145.7)

Total shareowners' deficit	(2,109.4)	(2,548.3)

Total liabilities and shareowners' deficit	$1,406.9	$1,467.6

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities
Net income (loss)	$393.6	$(1,842.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of changes in accounting principles, net of tax	(85.9)	2,008.7
Gain on sale of broadband assets	(299.0)	—
Gain on sale of discontinued operations	—	(211.8)
Depreciation	81.0	231.0
Amortization	0.3	12.8
Asset impairments	0.4	—
Provision for loss on receivables	16.7	24.9
Noncash interest expense	36.9	20.5
Minority interest expense	29.9	29.0
Deferred income tax benefit	(0.2)	(9.5)
Tax benefits from employee stock option plans	0.2	0.7
Other, net	2.0	(0.4)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	56.7	(26.2)
Increase in prepaid expenses and other current assets	(12.8)	(2.6)
Decrease in accounts payable	(11.2)	(43.2)
Decrease in accrued and other current liabilities	(34.1)	(74.5)
Decrease in unearned revenue	(47.5)	(85.0)
Decrease (increase) in other assets and liabilities, net	(3.5)	1.2
Net cash used in discontinued operations	—	(9.5)

Net cash provided by operating activities	123.5	23.2

Cash Flows from Investing Activities
Capital expenditures	(57.5)	(99.7)
Proceeds from sale of investments	—	23.3
Proceeds from sale of broadband assets	62.2	—
Proceeds from sale of discontinued operations	—	345.0
Other, net	(0.5)	—

Net cash provided by investing activities	4.2	268.6

Cash Flows from Financing Activities
Issuance of long-term debt	350.0	95.0
Repayment of long-term debt	(438.6)	(352.6)
Short-term repayments, net	(2.7)	(4.8)
Debt issuance costs	(47.3)	(6.7)
Issuance of common shares—exercise of stock options	1.3	0.6
Minority interest and preferred stock dividends paid	(5.2)	(29.9)

Net cash used in financing activities	(142.5)	(298.4)

Net decrease in cash and cash equivalents	(14.8)	(6.6)
Cash and cash equivalents at beginning of period	44.9	30.0

Cash and cash equivalents at end of period	$30.1	$23.4

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Liquidity and Accounting Policies

        Description of Business—Cincinnati Bell Inc. ("the Company"), f/k/a Broadwing Inc., provides diversified telecommunications services through businesses in four segments: Local, Wireless, Other and Broadband. During the first quarter of 2002, the Company sold substantially all of the assets of Cincinnati Bell Directory ("CBD"), which was previously reported in the Other segment.

        On February 22, 2003, certain BRCOM (f/k/a as Broadwing Communications Inc.) subsidiaries entered into a definitive agreement to sell substantially all of the assets of its broadband business for approximately $129.3 million in cash, subject to certain purchase price adjustments, and the assumption of certain liabilities and operating contractual commitments, to CIII Communications, LLC and CIII Communications Operations, LLC (collectively "CIII"). Accordingly, the assets to be sold have been classified as "Assets held for sale". As such, the Company ceased depreciation on these assets, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

        On June 6, 2003, and June 13, 2003, the selling subsidiaries amended the agreement for the sale of the broadband assets to, among other things, reduce the purchase price to $108.7 million (which at the first stage closing was paid in $91.5 million of cash and a $17.2 million preliminary promissory note, as described below), subject to certain purchase price adjustments and other post-closing obligations, and the assumption of certain liabilities and operating contractual commitments, and to eliminate certain of the conditions to the consummation of the first stage closing of the sale.

        On June 13, 2003, the selling subsidiaries consummated the first (and most significant) stage closing of the sale of their broadband assets, in which they transferred substantially all of the broadband assets except for those for which state regulatory approval for transfer was still pending. At the first stage closing, the selling subsidiaries received regulatory approval in states where approximately 75% of 2002 broadband revenue was generated and effectively transferred control of the broadband business. In connection with the first stage closing, the buyers paid the cash purchase price of $91.5 million, of which $29.3 million was placed into escrow to support certain potential purchase price adjustments and the portion of the purchase price payable upon the consummation of the second and third stage closings, and issued to the sellers a $17.2 million preliminary promissory note in connection with a purchase price working capital adjustment. The final promissory note is expected to be approximately $1.3 million, which corresponds with the decrease in working capital from May 31, 2003 through the date of the first stage closing. (Refer to Note 2).

        As of June 30, 2003 the Company's primary business consisted of the local and wireless telephone businesses. The only remaining BRCOM subsidiaries with operating assets were Cincinnati Bell Technology Solutions Inc., an information technology consulting subsidiary, and Cincinnati Bell Any Distance ("CBAD"), a subsidiary whose assets service the Other segment long distance business.

        Under the terms of the Company's debt agreements, the Company and its subsidiaries other than BRCOM may not make investments in or fund the operations of BRCOM and its subsidiaries beyond an aggregate amount of $118 million after October 1, 2002. As of June 30, 2003, the Company had the ability to invest an additional $86.8 million in BRCOM and its subsidiaries based on these provisions. This $86.8 million includes $62.2 million of gross proceeds received from the first stage closing of the broadband asset sale. In addition, BRCOM's cash balance as of June 30, 2003 was $2.0 million, for total BRCOM liquidity of $88.8 million. The uncertainty of BRCOM's available liquidity resulting from these funding constraints, prompted BRCOM's independent accountants to include a going concern explanatory paragraph in their audit report filed along with the stand alone annual financial statements of BRCOM for the year ended December 31, 2002. The going concern explanatory paragraph means that, in the opinion of BRCOM's independent accountants, there is substantial doubt about BRCOM's ability to continue to operate as a going concern. If BRCOM is unable to meet its remaining obligations, it may be forced to seek protection from its creditors through bankruptcy proceedings.

        Basis of Presentation—The Condensed Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period presented.

        The adjustments referred to above are of a normal and recurring nature except for those outlined in Notes 1, 2, 3, 4, 5, 13, 14, and as outlined below. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.

        The December 31, 2002 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the notes thereto included in the Company's 2002 Annual Report on Form 10-K.

        Basis of Consolidation—The consolidated financial statements include the consolidated accounts of Cincinnati Bell Inc. and its majority-owned subsidiaries over which it exercises control. Significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

        Use of Estimates—Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

        Unbilled Receivables—Unbilled receivables arise from local, wireless and broadband services rendered but not yet billed, in addition to network construction revenue that is recognized under the percentage-of-completion method. Network construction receivables are billable upon achievement of contractual milestones or upon completion of contracts. As of June 30, 2003 and December 31, 2002, unbilled receivables, net of allowances, totaled $24.3 million and $91.0 million, respectively. Unbilled receivables of $50.5 million at December 31, 2002, included both claims and signed change orders related to a construction contract in dispute that was terminated during the second quarter of 2002. On July 30, 2003, the Company reached a tentative settlement agreement regarding the construction contract in dispute. As a result, during the second quarter of 2003, the Company recorded a charge of $50.5 million to reserve against the unbilled accounts receivable related to this contract. The Company expects to finalize the settlement agreement during the third quarter of 2003. Refer to Note 14 for a detailed discussion of this construction contract.

        Allowance for Uncollectible Accounts Receivables—The Company establishes provisions for uncollectible accounts receivable using both percentages of aged accounts receivable balances to reflect the historical average of credit losses and specific provisions for certain large, potentially uncollectible balances. The Company believes that its allowance for potential losses is adequate based on the methods described above. However, if one or more of the Company's larger customers were to default on its accounts receivable obligations or general economic conditions in the United States of America deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established.

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

        Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with purchase business combinations. Indefinite-lived intangible assets consist primarily of Federal Communications Commission ("FCC") licenses of the Wireless segment. The Company determined that its wireless licenses met the definition of indefinite-lived intangible assets under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") as the technology that the Company uses to provide wireless service is not expected to change significantly in the foreseeable future, and the wireless licenses may be renewed in a routine manner every ten years for a nominal fee, provided that the Company continues to meet the service and geographic coverage provisions required by the FCC. Upon the adoption of SFAS 142 on January 1, 2002, the Company recorded a goodwill impairment charge of $2,008.7 million, net of tax, related to the Broadband segment and ceased amortization of remaining goodwill and indefinite-lived intangible assets as discussed in Note 4.

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

        Impairment of Long-lived Assets, Other than Goodwill and Indefinite-Lived Intangibles—The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite-lived assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount. An impairment loss is measured as the amount by which the asset's carrying value exceeds its fair value.

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

        Deferred Financing Costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing; such costs are amortized as interest expense over the terms of the related debt agreements. Such expense amounted to $7.4 million and $2.3 million in the second quarter of 2003 and 2002, respectively, and $11.2 million and $4.6 million in the six-month period ended June 30, 2003 and 2002, respectively.

        Asset Retirement Obligations—The Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") as of January 1, 2003. This statement requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. The removal cost is initially capitalized and depreciated over the remaining life of the underlying asset. The associated liability is accreted over the life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as income or loss on disposition. The Company determined the Local segment did not have a liability under SFAS 143, while the Wireless segment and Other segment did have a liability. The Company recorded a non-recurring increase to net income as a change in accounting principle as of January 1, 2003 of $85.9 million, net of tax. The Local segment recorded $86.3 million of income related to depreciation previously recorded for asset removal costs, offset by $0.4 million of expense recorded in the Wireless segment. Additionally, the Company recorded a liability for removal costs at fair value of approximately $2.6 million and an asset of approximately $2.3 million in the first quarter of 2003 related to the Wireless and Other segments. The assets will be depreciated straight line over the remaining lives of the assets, while the interest component of the liability will be accreted over the remaining lives of the assets.

        Revenue Recognition—Local and broadband transport service revenue is billed monthly, in advance, with revenue being recognized when earned. Wireless, switched voice and data and Internet product revenue are billed monthly in arrears, while the revenue is recognized as the services are provided. Revenue from product sales and certain services is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance. Upfront fees for customer connection and activation are deferred and amortized into revenue on a straight-line basis over the average customer life. The related connection and activation costs, to the extent of the upfront fees, are deferred and amortized on a straight-line basis over the average customer life.

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

        Fiber Exchange Agreements—In connection with the development of its optical network, the Company entered into various agreements to exchange fiber usage rights. The Company accounts for agreements with other carriers to either exchange fiber asset service contracts for capacity or services based on the carrying value of the assets exchanged.

        Income Taxes—The income tax provision consists of an amount for taxes currently payable and an expense (or benefit) for tax consequences deferred to future periods. In evaluating the carrying value of its deferred tax assets, the Company considers prior operating results, future taxable income projections, expiration of tax loss carryforwards and ongoing prudent and feasible tax planning strategies. As of June 30, 2003, the Company had a net deferred tax liability of $83.8 million, which included a valuation allowance of $1,066 million. The valuation allowance is necessary due to the uncertainties surrounding the Company's subsidiary BRCOM's ability to continue as a going concern, which could limit the ultimate realization of certain deferred tax assets. Such deferred tax assets consist substantially of net operating loss carryforwards generated by BRCOM. Upon elimination of these uncertainties, the Company may reverse a substantial portion of the valuation allowance, creating a non-recurring income tax benefit.

        Stock-Based Compensation—The Company accounts for stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Compensation cost is measured under the intrinsic value method. Stock-based employee compensation cost is not reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the expense that would have been recognized totaled $8.8 million and $7.6 million in the second quarter of 2003 and 2002, respectively and $17.7 million and $15.2 million in the year-to-date periods ended June 30, 2003 and 2002, respectively. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation in all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions except per share amounts)
	2003	2002	2003	2002
Net income (loss) applicable to common shareowners:
As reported	$267.3	$(21.1)	$388.4	$(1,848.1)
Pro forma	$258.5	$(28.7)	$370.7	$(1,863.3)
Basic earnings (loss) per common share:
As reported	$1.22	$(0.10)	$1.77	$(8.47)
Pro forma	$1.18	$(0.13)	$1.69	$(8.54)
Numerator for diluted earnings (loss) per share:
As reported	$281.4	$(21.1)	$413.5	$(1,848.1)
Pro forma	$272.6	$(28.7)	$395.8	$(1,863.3)
Diluted earnings (loss) per share:
As reported	$1.13	$(0.10)	$1.69	$(8.47)
Pro forma	$1.09	$(0.13)	$1.62	$(8.54)

        The weighted average fair values at the date of grant for the Company options granted to employees were $1.24 and $3.04 for the three months ended June 30, 2003 and 2002, respectively, and were $1.13 and $3.57 for the six months ended June 30, 2003 and 2002, respectively. Such amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Expected dividend yield	—	—	—	—
Expected volatility	35.0%	85.1%	35.0%	82.3%
Risk-free interest rate	1.8%	3.7%	1.9%	3.8%
Expected holding period—years	3	3	3	3

        Recently Issued Accounting Standards—In December 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51"), addresses consolidation by business enterprises of variable interest entities. ARB 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As the Company does not have any variable interest entities, FIN 46 is expected to have no impact on the Company's consolidated financial statements.

        In March 2003, the Emerging Issues Task Force ("EITF") reached consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). This guidance addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 is not expected to have a material impact on the Company's financial statements.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is not expected to have a material impact on the Company's financial statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

2. Sale of Broadband Assets

        On February 22, 2003, certain of BRCOM subsidiaries entered into a definitive agreement to sell substantially all of the operating assets of certain of BRCOM's operating subsidiaries to CIII for approximately $129.3 million in cash, subject to purchase price adjustments, and the assumption of certain liabilities and operating contractual commitments. In accordance with SFAS 144, the Company ceased depreciation of the assets to be sold upon entering the definitive agreement.

        On June 6, 2003 and June 13, 2003, the selling subsidiaries amended the agreement for the sale of the broadband assets to, among other things, reduce the purchase price to $108.7 million (which at the first stage closing was paid in $91.5 million of cash and a $17.2 million preliminary promissory note, as described below), subject to certain purchase price adjustments and other post-closing obligations, and the assumption of certain liabilities and operating contractual commitments, and to eliminate certain of the conditions to the consummation of the first stage closing of the sale.

        On June 13, 2003, the selling subsidiaries consummated the first (and most significant) stage closing of the sale of their broadband assets, in which the selling subsidiaries transferred substantially all of the broadband assets except for those for which state regulatory approval for transfer was still pending. At the first stage closing, the selling subsidiaries received regulatory approval in states where approximately 75% of 2002 broadband revenue was generated and effectively transferred control of the broadband business.

        In connection with the first stage closing, the buyers paid the cash purchase price of $91.5 million, of which $29.3 million was placed into escrow to support certain potential purchase price adjustments and the portion of the purchase price payable upon the consummation of the second and third stage closings, and issued to the selling subsidiaries a $17.2 million preliminary promissory note in connection with a purchase price working capital adjustment. The final promissory note is expected to be approximately $1.3 million, which corresponds with the decrease in working capital from May 31, 2003 through the date of the first stage closing. The decrease in the working capital promissory note is due to fluctuations in working capital from the date of initial measurement to the first stage closing. The selling subsidiaries also retained a 3% interest in CIII.

        The Company recorded a gain on sale of broadband assets of $299.0 million during the second quarter of 2003. The following table summarizes the components of the gain on sale (dollars in millions):

Gain on Sale of Broadband Assets
Cash proceeds received at first stage closing	$62.2
Less: Assets sold to buyers
Accounts receivable	74.1
Property, plant and equipment	36.7
Prepaid expenses and other current assets	20.1

Total assets sold to buyers	130.9
Add: Liabilities assumed by buyers
Accounts payable and accrued cost of service	58.1
Unearned revenue	321.4
Other liabilities	8.9

Total liabilities assumed by buyers	388.4

Net fees, purchase price adjustments, pension curtailment and indemnification liabilities	(20.7)

Gain on sale of broadband assets	$299.0

        The remaining assets to be sold upon the second and third stage closings amounted to $12.3 million as of June 30, 2003.

        In connection with the purchase agreement, Cincinnati Bell Inc. agreed to deliver a parent guaranty in favor of the buyers, guaranteeing (1) all payments required to be made by the BRCOM selling subsidiaries under the purchase agreement and (2) the performance and observance and compliance with all covenants, agreements, obligations, liabilities, representations and warranties of the BRCOM selling subsidiaries under the purchase agreement. Also, Cincinnati Bell Inc. agreed to be jointly and severally liable with the BRCOM selling subsidiaries for their covenant to (1) (a) retire the 9% notes and the 12 1/2% notes (see Note 6) or (b) to obtain a consent and/or waiver from holders of the 9% notes and the 12 1/2% notes with respect to the sale of its broadband business, in either case on or prior to the first stage closing date and (2) retire or exchange the 12 1/2% preferred stock or to obtain any necessary consents and/or waivers from the holders of the 12 1/2% preferred stock with respect to the sale of its broadband business, in either case on or prior to the first stage closing date. The Company's liability under its guaranty will not exceed the BRCOM selling subsidiaries' underlying liability pursuant to the purchase agreement.

        The Company has indemnified the buyers of the broadband business against certain potential claims. In order to determine the fair value of the indemnification obligation, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. Such analysis produced an estimated fair value of the indemnification obligation of $7.8 million, which is included in other liabilities and has been reflected as a reduction of the gain on sale of broadband assets in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the period ended June 30, 2003.

        In addition, the Company entered into agreements with the buyer whereby the Company will continue to market the buyer's broadband products to business customers and purchase capacity on the national network in order to sell long distance services, under the CBAD brand, to residential and business customers in the Greater Cincinnati area market. Due to the ongoing cash flows under these arrangements, the sale of the broadband assets does not meet the criteria for presentation as a discontinued operation under SFAS 144.

3. Senior Executive Success Based Bonuses and Termination Benefits

        During the second quarter of 2003, the Company recorded a charge of $6.7 million related to four senior executives for certain success based incentives and termination benefits in accordance with their employment contracts, including benefits related to its former CEO. The charge was required as the success plan, as defined in the senior executive employment agreements, was completed upon the first stage closing of sale of the broadband assets on June 13, 2003. The charge included $1.9 million of non-cash expenses related to the accelerated vesting of stock options. The three remaining senior executives are required to remain with the Company for 180 days following the completion of the success plan. Therefore, the Company expects to record approximately $3.0 million per quarter in incentive and termination benefits related to such senior executive employment agreements in the third and fourth quarters of 2003.

4. Goodwill and Intangible Assets

        The Company adopted SFAS 142 on January 1, 2002. The Company completed the initial impairment test for its Wireless and Broadband segments, during the first quarter of 2002, which indicated that the goodwill of its Broadband segment was impaired as of January 1, 2002 and recorded an impairment charge of $2,008.7 million, net of taxes, effective as of January 1, 2002. The impairment charge is reflected as a cumulative effect of change in accounting principle, net of taxes, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of June 30, 2003 and December 31, 2002 goodwill totaled $40.9 million, of which $40.1 related to the Wireless segment and the remaining $0.8 million related to the Other segment.

        The following table details the components of the carrying amount of other intangible assets. Indefinite-lived intangible assets consist primarily of FCC licenses of the Wireless segment. Intangible assets subject to amortization expense consist primarily of licensed trademarks and wireless roaming agreements:

(dollars in millions)	June 30, 2003	December 31, 2002
Indefinite-lived intangible assets, excluding goodwill	$35.7	$35.7
Pension intangible asset	19.1	19.1
Intangible assets subject to amortization:
Gross carrying amount	14.3	14.3
Accumulated amortization	(2.5)	(2.2)

Net carrying amount	11.8	12.1

Total other intangible assets	$66.6	$66.9

        The estimated intangible asset amortization expense for each of the fiscal years 2003 through 2008 is approximately $0.5 million.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)
	2003	2002	2003	2002
Amortization expense of finite-lived other intangible assets	$0.1	$6.4	$0.3	$12.8

5. Restructuring and Other Charges

October 2002 Restructuring Charge

        In October 2002, the Company initiated a restructuring of BRCOM that was intended to reduce annual expenses. The plan included initiatives to reduce the workforce by approximately 500 positions; reduce line costs by approximately 25% through network grooming, optimization, and rate negotiations; and exit the international wholesale voice business. In addition, Cincinnati Bell Telephone ("CBT"), a wholly-owned subsidiary of the Company, initiated a restructuring to realign sales and marketing to focus on enterprise customers. The CBT plan included initiatives to reduce the workforce by approximately 38 positions. The Company recorded restructuring charges of $14.7 million, consisting of $9.4 million related to employee separation benefits and $5.3 million related to contractual terminations. During the second quarter of 2003, a $2.6 million reversal was made to the restructuring reserve due to a settlement related to a contract termination and a $0.6 million reversal was recorded due to a change in estimate related to other terminations of contractual obligations. As of June 30, 2003, 461 employee separations had been completed which utilized reserves of $9.2 million, of which all was cash expended. Total cash expenditures in the first six months of 2003 amounted to $5.5 million. The Company expects to substantially complete the restructuring plan for both CBT and BRCOM by September 30, 2003.

        The following table illustrates the activity in this reserve since December 31, 2002:

Type of costs (dollars in millions)	Balance December 31, 2002	Utilizations	Adjustments	Balance June 30, 2003
Employee separations	$3.5	$(3.3)	$(0.1)	$0.1
Termination of contractual obligations	5.3	(2.2)	(3.1)	—

Total	$8.8	$(5.5)	$(3.2)	$0.1

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

        During the first quarter of 2002, the Company recorded additional restructuring charges of $16.5 million resulting from employee separation benefits and costs to terminate contractual obligations, which were actions contemplated in the original plan for which an amount could not be reasonably estimated at that time. During the fourth quarter of 2002, a $1.0 million reversal was made to the restructuring reserve due to a change in estimate related to the termination of contractual obligations. In total, the Company expects this restructuring plan to result in cash outlays of $94.7 million and non-cash items of $153.1 million. The Company completed the plan as of December 31, 2002, except for certain lease obligations, which are expected to continue through December 31, 2005.

        The restructuring costs include the cost of involuntary employee separation benefits, including severance, medical and other benefits, related to 863 employees across all areas of the Company. As of December 31, 2002, all employee separations had been completed which utilized reserves of $22.4 million, $17.6 million of which was cash expended. Total cash expenditures in the first six months of 2003 amounted to $3.8 million, which related to the termination of contractual obligations.

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

        The following table illustrates the activity in this reserve since December 31, 2002:

Type of costs (dollars in millions)	Balance December 31, 2002	Utilizations	Adjustments	Balance June 30, 2003
Termination of contractual obligations	$32.3	$(3.8)	$(0.2)	$28.3

Total	$32.3	$(3.8)	$(0.2)	$28.3

6. Debt

        The Company's debt consists of the following:

(dollars in millions)	June 30, 2003	December 31, 2002
Short-term debt:
Credit facilities, current portion	$218.6	$172.1
Current maturities of long-term debt	20.0	20.0
Current maturities of capital lease obligations	7.2	9.0
Other short-term debt	3.2	2.6

Total short-term debt	$249.0	$203.7

Long-term debt:
Credit facilities, less current portion	$990.9	$1,476.0
7 1/4% Senior notes due 2023	50.0	50.0
Capital lease obligations, less current portion	28.0	30.0
Various Cincinnati Bell Telephone notes, less current portion	250.0	250.0
16% Senior subordinated discount notes	353.5	—
Convertible subordinated notes	522.7	502.8
9% Senior subordinated notes	46.0	46.0
12 1/2% Senior notes	—	0.8

Total long-term debt	2,241.1	2,355.6
Less unamortized discount	(46.3)	(0.9)

Total long-term debt, net of unamortized discount	$2,194.8	$2,354.7

Credit Facilities (Cincinnati Bell Inc.)

General

        In November 1999, the Company obtained credit facilities totaling $1,800 million from a group of lending institutions. The credit facilities were increased to $2,100 million in January 2000 and again to $2,300 million in June 2001. Total availability under the credit facilities decreased to $1,825 million as of December 31, 2002, following a $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of the assets of Cincinnati Bell Directory), $5 million in scheduled repayments of the term debt facilities and $135 million in scheduled commitment reduction of the revolving credit facility. In March 2003, the Company's credit facilities were also amended to, among other things, extend the revolving commitment, revise the financial covenants, accelerate a portion of the term debt, increase interest rate spreads and allow for the sale of substantially all of the assets of the broadband business. Total availability under the credit facilities decreased to $1,429.8 million as of June 30, 2003, following a $220.0 million prepayment of the borrowings under its term and revolving credit facilities with the net cash proceeds from the 16% notes and $175.2 million in scheduled repayments of the term debt facilities. As of June 30, 2003, the credit facilities consisted of $643.6 million in revolving credit, $343.2 million in Term Loan A, $306.3 million in Term Loan B and $136.8 million in Term Loan C.

Use of Credit Facilities

        At June 30, 2003, Cincinnati Bell had drawn approximately $1,209.5 million from the credit facilities' capacity of approximately $1,429.8 million, and had outstanding letters of credit totaling $13.1 million, leaving $207.2 million in additional borrowing capacity under its revolving credit facility. This borrowing capacity includes $62.2 million of gross proceeds received from the first stage closing of the broadband asset sale which can only be drawn to satisfy retained BRCOM liabilities or permanently prepay the Company's credit facilities. Borrowings under the credit facilities have been used to refinance debt and debt assumed as part of the merger with BRCOM in November 1999 and to fund capital expenditures and other working capital needs.

        Prior to December 2001, BRCOM relied solely on advances from Cincinnati Bell for funding of its operations and capital program in excess of cash provided by its operating activities. In December 2001, BRCOM's subsidiary, BCSI Inc., began borrowing funds directly from the credit facilities. As of June 30, 2003, BCSI Inc. had $161.3 million of borrowings under the Company's credit facilities. Under the amended terms of the credit facilities, BRCOM and its subsidiaries are no longer able to borrow additional amounts from the credit facilities.

Interest Rates

        Borrowings under the credit facilities bear interest, at the Company's election, at either (1) LIBOR plus 425 basis points in the case of the revolving credit facility or 375 basis points in the case of the term facilities or (2) the base rate (as defined below) plus 325 basis points in the case of the revolving credit facility or 275 basis points in the case of the term facilities. The "base rate" is equal to the higher of the base rate at Citibank, N.A. or the Federal Funds Rate plus one-half of one percent.

Maturity and Amortization

        Loans under the Term Loan A facility mature on November 9, 2004, and require payments under a schedule providing for quarterly installments in aggregate annual amounts of $85.0 million in the second half of 2003 and $258.0 million in 2004. Loans under the Term Loan B facility mature on December 30, 2006 and require payments under a schedule providing for quarterly installments in aggregate annual principal amounts of $1.6 million in the second half of 2003, $3.1 million, $3.1 million and $298.5 million in 2004, 2005 and 2006, respectively. Loans under the Term Loan C facility mature on June 29, 2007 and require payments under a schedule providing for quarterly installments in aggregate annual principal amounts of $0.7 million in the second half of 2003, $1.4 million, $1.4 million, $67.0 million and $66.3 million in 2004, 2005, 2006 and 2007, respectively. The revolving credit facility matures on March 1, 2006, with a commitment reduction under a schedule providing for four equal quarterly reductions of $50.0 million each in 2005 in an aggregate amount equal to $200.0 million.

Fees

        The Company pays commitment fees to the lenders quarterly on the undrawn portions of its commitments at a rate equal to 62.5 basis points of the unused amount of borrowing of the revolving credit facility. Additionally, the Company pays letter of credit fees on the available amount under all outstanding letters of credit, a commission to each bank of 0.25% per annum based on its letter of credit commitment, and customary fees for the issuance of letters of credit. In the first six months of 2003, these commitment fees were approximately $0.7 million.

        In connection with the March 26, 2003 amendment of the terms of the credit facilities, the Company agreed to pay an amendment fee in an amount equal to 75 basis points for the revolving credit facility and 37.5 basis points for each of the Term Loan A, B and C credit facilities, which amounted to $23.4 million. This amount was paid during the first quarter of 2003.

Prepayments

        Subject to certain limited exceptions, borrowings under the credit facilities are required to be prepaid:

(1)
in an amount equal to 75% of excess cash flow (as defined in the Credit Agreement) for each fiscal year commencing with the fiscal year ended December 31, 2003;

(2)
in an amount equal to 100% of net cash proceeds of certain sales, leases, transfers or other dispositions of assets by the Company or its subsidiaries subject to reinvestment rights in certain cases;

(3)
in an amount equal to 100% of net cash proceeds from the issuance of certain debt obligations by the Company or any Subsidiary Guarantor (as defined in the credit facilities); and

(4)
in an amount equal to 50% of the net cash proceeds in excess of $50 million from issuances of Cincinnati Bell Common Stock or preferred stock.

        Voluntary prepayments of borrowings under the credit facilities and voluntary reductions of the unutilized parts of the credit facilities' commitments are, subject to proper notice, permitted at any time.

Guarantees

        The Company and its subsidiaries (other than Cincinnati Bell Telephone and certain Cincinnati Bell Wireless subsidiaries) guarantee borrowings made by Cincinnati Bell Inc. and BCSI Inc. under the credit facilities. BRCOM and certain subsidiaries guarantee borrowings by BCSI Inc., but not borrowings by Cincinnati Bell Inc., under the credit facilities.

Security

        Obligations under the financing documents governing the credit facilities are collateralized by perfected first priority pledges and security interests in the following:

(1)
substantially all of the equity interests of the Company's subsidiaries (other than Cincinnati Bell Wireless LLC and certain BRCOM subsidiaries); provided that the pledge of equity of BRCOM and its subsidiaries only secure borrowings by BCSI Inc., but not borrowings by Cincinnati Bell Inc., under the credit facilities, and

(2)
substantially all of the Company's and each of the Company's subsidiaries, (other than Cincinnati Bell Telephone, certain Cincinnati Bell Wireless subsidiaries and certain BRCOM subsidiaries), other tangible and intangible assets, including accounts receivable, inventory, contract rights, equipment, intellectual property, general intangibles, investment property and proceeds of the foregoing; provided that the assets of BRCOM and its subsidiaries only secure borrowings by BCSI Inc., but not borrowings by Cincinnati Bell Inc., under the credit facilities.

Covenants

        The financing documents governing the credit facilities contain financial covenants that require the maintenance of certain debt to EBITDA (as defined in the Credit Agreement), senior secured debt to EBITDA and interest coverage ratios, as well as limit its capital expenditures. The credit facilities also contain restrictive covenants that, among other things, limit the Company's ability to: incur additional debt or liens; pay dividends; repurchase Cincinnati Bell Common Stock; sell, lease, transfer or dispose of assets; make investments; or merge with another company. As of June 30, 2003 the Company was in compliance with all of the covenants of the credit facilities.

Events of Default

        The credit facilities provide for events of default customary to facilities of this type, including non-payment of principal, interest or other amounts; incorrectness of representations and warranties in any material respect; violation of covenants; cross-default and cross-acceleration; certain events of bankruptcy or insolvency; certain material judgments; invalidity of any loan or security document; change of control; and certain ERISA events.

        The Company's credit facilities provide that a bankruptcy or insolvency of BRCOM or any of its subsidiaries, a judgment against BRCOM or any of its subsidiaries and breaches by BRCOM or any of its subsidiaries of the negative covenants would not constitute an event of default with respect to the Company. These terms continue to allow remedies to be exercised against BRCOM and are treated as BRCOM events of default, but not events of default of the Company.

BRCOM Arrangements

        Pursuant to the amendment obtained in March 2003, future net cash investments or other cash infusions in BRCOM and its subsidiaries after October 1, 2002, will be limited (subject to certain exceptions) to an aggregate amount not to exceed the sum of (a) $118.0 million plus (b) the aggregate amount of net cash dividends and distributions paid by BRCOM and its subsidiaries to the Company after October 1, 2002 plus or minus (c) the net position of BRCOM and its subsidiaries under the Company's centralized cash management system. As of June 30, 2003, the Company had the ability to invest or otherwise provide an additional $86.8 million in funding to BRCOM. This $86.8 million includes $62.2 million of gross proceeds received from the first stage closing of the broadband asset sale. In addition, BRCOM's cash balance as of June 30, 2003 was $2.0 million, for total BRCOM liquidity of $88.8 million. Also, corporate separateness covenants require the Company to maintain legal and operational separation between BRCOM and its subsidiaries, on the one hand, and Cincinnati Bell and its other subsidiaries, on the other hand.

7 1/4% Senior Notes Due 2023 (Cincinnati Bell Inc.)

        In 1993, the Company issued $50 million of 7 1/4% senior notes due 2023 (the "7 1/4% Senior notes due 2023"). The indenture related to these 7 1/4% Senior notes due 2023 does not subject the Company to restrictive financial covenants. However, the 7 1/4% Senior notes due 2023 do contain a covenant that provides that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding notes equally and ratably with the indebtedness or obligations secured by such liens. The 7 1/4% Senior notes due 2023 are secured with assets by virtue of the lien granted under the Company's credit facilities.

Capital Lease Obligations

        The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases" ("SFAS 13"). SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability. The Company had $35.2 million in total indebtedness relating to capitalized leases as of June 30, 2003, $28.0 million of which was considered long-term.

Other Short-Term Debt

        The Company maintains a short-term revolving vendor financing arrangement for its information technology consulting business, which had an outstanding balance of $3.2 million and $2.6 million as of June 30, 2003 and December 31, 2002, respectively. The Company has the ability to borrow up to $3.5 million under this arrangement, which is secured by an irrevocable $2.0 million letter of credit against its revolving credit facility. The interest rate charged on the borrowings is variable based on the prime rate and was 6.0% during the first six months of 2003.

Cincinnati Bell Telephone Notes

        CBT has $120.0 million in corporate notes outstanding that are guaranteed by Cincinnati Bell Inc. but not the subsidiaries of Cincinnati Bell Inc. These notes have original maturities of up to 30 years and mature at various intervals between 2003 and 2028. As of June 30, 2003, $100.0 million was considered long-term indebtedness and $20 million due December 30, 2003 was classified as short-term debt. Interest rates on this indebtedness range from 6.24% to 7.27%.

        In November 1998, CBT issued $150.0 million in aggregate principal amount of 6.30% unsecured senior notes due 2028 (the "6.30% notes"), which are not guaranteed.

16% Senior Subordinated Discount Notes (Cincinnati Bell Inc.)

        On March 26, 2003, the Company received $350.0 million of gross cash proceeds from the issuance of the 16% notes (the "16% notes"). Proceeds from the 16% notes, net of fees, were used to pay down borrowings under the Company's credit facilities. Interest on the 16% notes will be payable semi-annually on each of June 30 and December 31 of 2003 through 2006 and then on each of June 30, 2007, January 20, 2008 and on the maturity date on January 20, 2009, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount. In addition, purchasers of the 16% notes received 17.5 million common stock warrants, subject to antidilution provisions, each to purchase one share of Cincinnati Bell Common Stock at $3.00 each, which expire in March 2013. Of the total proceeds received, $47.5 million was allocated to the fair market value of the warrants using the Black-Scholes option-pricing model and was recorded as a discount on the 16% notes. During the quarter ended June 30, 2003, the Company recorded $3.5 million of non-cash interest expense related to the 16% notes. Through June 30, 2003 and since inception, the Company has recorded $3.7 million in cumulative, non-cash interest expense and has adjusted the carrying amount of the debt accordingly. The Company incurred $10.8 million of cash interest expense related to these notes in the first six months of 2003. In addition, the 16% notes were issued at a discount of $47.5 million. In the second quarter of 2003, the Company recognized $2.0 million of interest expense related to the amortization of the discount and $2.2 million year-to-date through June 30, 2003.

        The indenture governing the 16% notes restricts the Company's ability to make investments or other cash infusions in BRCOM and its subsidiaries. Specifically, the Company may not, among other things:

(1)
make any restricted payments to,

(2)
issue capital stock to,

(3)
make any investment in (including guaranteeing obligations or purchasing assets for BRCOM or making any payments in respect of operating expenses or net operating losses of BRCOM), or

(4)
allow any tax reimbursement for the benefit of,

        BRCOM beyond an aggregate amount of $118.0 million (plus net cash dividends or net cash distributions made by BRCOM to the Company) after October 1, 2002. As of June 30, 2003, the Company had the ability to invest or otherwise provide an additional $86.8 million in BRCOM. This $86.8 million includes $62.2 million of gross proceeds received from the first stage closing of the broadband asset sale. This restriction does not apply to certain items permitted in the indenture.

        The indenture governing the 16% notes contains customary covenants for notes of this type, including limitations on dividends and other restricted payments, dividend and other payment restrictions affecting its subsidiaries, indebtedness, asset dispositions, transactions with affiliates, liens, issuances and sales of capital stock of subsidiaries, issuances of senior subordinated debt, restrictions on dealing with BRCOM and its subsidiaries, and mergers and consolidations.

Convertible Subordinated Notes (Cincinnati Bell Inc.)

        In July 1999, the Company issued $400.0 million of 10-year, convertible subordinated debentures to Oak Hill Capital Partners, L.P. These notes are convertible into common stock of the Company at an adjusted price of $29.27 per common share at the option of the holder. In March 2003, the Company entered into a supplemental indenture amending certain terms governing the Convertible Subordinated Notes. The supplemental indenture increased the paid-in-kind interest by 2 1/4% from March 2003 through redemption in July 2009, resulting in a per annum interest rate of 9%. Interest expense will be paid in cash semi-annually on January 21 and July 21 of each year at a rate of 6 3/4% per annum, commencing on January 21, 2005. The additional 2 1/4% will accrete, or be added to the principal balance, through the redemption date in July 2009. The supplemental indenture also allows for the sale of substantially all of the assets of the Company's Broadband segment, provides that a bankruptcy of BRCOM would not constitute an event of default, amends the definition of change in control by increasing the ownership threshold deemed to be a change in control from 20% of outstanding shares to 45% of outstanding shares and includes covenants restricting the ability of the Company to incur debt and consummate certain asset dispositions. So long as the Oak Hill Capital Partners, L.P. hold in the aggregate at least two-thirds of the convertible subordinated notes issued, they shall be entitled to designate one director to the Company's board of directors. Through June 30, 2003 and since inception, the Company has recorded $122.7 million in cumulative, non-cash interest expense and has adjusted the carrying amount of the debt accordingly. During the quarter ended June 30, 2003, the Company recorded $11.4 million of non-cash interest expense related to the convertible subordinated notes. The Company incurred $19.9 million of non-cash interest expense related to these notes in the first six months of 2003.

9% Senior Subordinated Notes (BRCOM)

        In 1998, BRCOM (then known as IXC) issued $450.0 million of 9% senior subordinated notes due 2008 ("the 9% notes"). In January 2000, $404.0 million of these 9% notes were redeemed through a tender offer as a result of the change of control provision of the related indenture. Accordingly, $46.0 million of the 9% notes remain outstanding at June 30, 2003. The 9% notes are general unsecured subordinated obligations of BRCOM and are not guaranteed by the Company. The 9% notes are subordinate in right of payment to all existing and future senior indebtedness of BRCOM and its subsidiaries. The 9% notes indenture includes a limitation on the amount of indebtedness that BRCOM can incur based upon the maintenance of either debt to operating cash flow or debt to capital ratios. The 9% indenture also provides that if BRCOM incurs any additional indebtedness secured by liens on its property or assets that are subordinated to or equal in right of payment with the 9% notes, then BRCOM must secure the outstanding 9% notes equally and ratably with such indebtedness. As of June 30, 2003, BRCOM had the ability to incur additional debt under the terms of the 9% indenture. Interest on the 9% notes is payable semi-annually on each of April 15 and October 15.

        In March 2003, the Company entered into an exchange and voting agreement with holders of the 9% notes representing $42.375 million principal amount, or approximately 92.2% of the aggregate principal amount outstanding, to exchange these instruments for common stock of the Company. In order to consummate the exchange offer, the Company expects to issue approximately 11.1 million new shares of Cincinnati Bell common stock assuming 100% redemption of the outstanding notes. The Company expects to complete the exchange offer in the third quarter of 2003.

12 1/2% Senior Notes (BRCOM)

        On June 16, 2003, the Company permanently retired BRCOM's remaining $0.8 million outstanding 12 1/2% senior notes due 2005.

Debt Maturity Schedule

        The following table summarizes the Company's annual maturities of debt and minimum payments under capital leases for the five years subsequent to June 30, 2003, and thereafter:

(dollars in millions)	Long-Term Debt	Capital Leases	Total Debt
Year of Maturity
July 1, 2003 to December 31, 2003	$110.5	$7.2	$117.7
2004	262.6	5.2	267.8
2005	24.5	3.2	27.7
2006	788.7	2.5	791.2
2007	66.3	2.4	68.7
Thereafter	1,202.3	14.7	1,217.0

Total debt	2,454.9	35.2	2,490.1
Less unamortized discount	(46.3)	—	(46.3)

Total debt, net of discount	$2,408.6	$35.2	$2,443.8

7. Financial Instruments

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

        As of June 30, 2003, the Company's derivative contracts, consisting solely of interest rate contracts, have been determined to be highly effective cash flow hedges. In accordance with SFAS 133, unrealized gains and losses of highly effective cash flow hedges are recorded in other comprehensive income (loss).

Interest Rate Contracts

        From time to time the Company enters into interest rate swap agreements with the intent of limiting its exposure to movements in interest rates. Interest rate swap agreements are contractual agreements between two parties for the exchange of interest payment streams on a notional principal amount at an agreed upon fixed or floating rate, for a defined time period. These agreements are hedges against movements in the LIBOR rate, which determines the rate of interest paid by the Company on debt obligations under its credit facilities (refer to Note 6). Realized gains and losses from the interest rate swaps are recognized as an adjustment to interest expense in each period. Such amounts included in interest expense totaled $2.0 million and $3.4 million in the second quarter of 2003 and 2002, respectively, and $4.8 million and $6.8 million in the six-month period ended June 30, 2003 and 2002, respectively. The interest rate swap agreements in place as of June 30, 2003 expire throughout the remainder of 2003. At June 30, 2003, the interest rate swaps on notional amounts of $240 million were a liability with a fair value of $2.2 million, resulting in inception-to-date, after-tax net losses in other comprehensive income (loss) ("OCI") of $1.4 million. During the period ended June 30, 2003, the fair value of the interest rate swaps increased, causing a decrease to the associated liability carried on the balance sheet to $2.2 million from a liability of $7.2 million at December 31, 2002. Accordingly, a year-to-date, after-tax net gain of $3.2 million was recognized in OCI.

8. Earnings (Loss) Per Common Share from Continuing Operations

        Basic earnings (loss) per common share from continuing operations ("EPS") is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised, but only to the extent that they are considered dilutive to the Company's earnings. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for income (loss) from continuing operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in millions, except per common share amounts)
	2003	2002	2003	2002
Numerator:
Income (loss) from continuing operations before discontinued operations and cumulative effects of changes in accounting principles	$269.9	$(18.3)	$307.7	$(51.8)
Preferred stock dividends	2.6	2.6	5.2	5.2

Numerator for basic EPS—income (loss) from continuing operations applicable to common shareowners	267.3	(20.9)	302.5	(57.0)
Preferred stock dividends—convertible preferred stock	2.6	—	5.2	—
Interest expense, net of tax—convertible subordinated notes	11.5	—	19.9	—

Numerator for diluted EPS—income (loss) from continuing operations applicable to common shareowners	$281.4	$(20.9)	$327.6	$(57.0)

Denominator:
Denominator for basic EPS—weighted average common shares outstanding	218.9	218.4	218.9	218.3
Dilution:
Convertible preferred stock	4.5	—	4.5	—
Convertible subordinated notes	17.4	—	16.8	—
Stock options and warrants	8.2	—	4.6	—
Stock-based compensation arrangements	0.1	—	0.1	—

Denominator for diluted EPS per common share	249.1	218.4	244.9	218.3

Basic EPS from continuing operations	$1.22	$(0.10)	$1.38	$(0.27)

Diluted EPS from continuing operations	$1.13	$(0.10)	$1.34	$(0.27)

        The inclusion in the diluted shares calculation of 17.4 million shares related to the convertible subordinated notes, 4.5 million shares related to convertible preferred stock, 0.1 million shares related to unvested restricted stock and 8.2 million shares related to vested "in-the-money" stock options and warrants during the second quarter of 2003 had a $0.09 per share impact on the diluted EPS calculation. For the six months ended June 30, 2003, approximately 16.8 million shares related to the convertible subordinated notes, 4.5 million shares related to convertible preferred stock, 0.1 million shares related to unvested restricted stock and 4.6 million shares related to vested "in-the-money" stock options and warrants are included in the denominator of the diluted EPS calculation and had an impact of $0.04 per share on the diluted EPS calculation. The total number of potential additional shares outstanding related to stock options, warrants, restricted stock, and the assumed conversion of the Company's 6 3/4% convertible preferred stock and convertible subordinated debentures was approximately 71 million and 53 million at June 30, 2003 and 2002, respectively, if all stock options and warrants currently outstanding were exercised, restrictions on restricted stock were to lapse and all convertible securities were to convert.

9. Minority Interest

(dollars in millions)	June 30, 2003	December 31, 2002
Minority interest consists of:
12 1/2% Junior Exchangeable Preferred Stock	$413.0	$414.4
Minority Interest in Cincinnati Bell
Wireless held by AT&T Wireless Services Inc. ("AWS")	35.5	27.7
Other	0.7	1.8

Total	$449.2	$443.9

        As of June 30, 2003, BRCOM had 395,210 shares of 12 1/2% Junior Exchangeable Preferred Stock ("12 1/2% Preferreds") that were carried on the Company's balance sheet at $413.0 million. The 12 1/2% Preferreds are mandatorily redeemable on August 15, 2009 at a price equal to their liquidation preference of $1,000 per share, plus accrued and unpaid dividends, which amounted to $450.8 million at June 30, 2003 including accrued dividends of $55.6 million. Through November 15, 1999, dividends on the 12 1/2% Preferreds were being effected through additional shares of the 12 1/2% Preferreds. On November 16, 1999, the Company converted to a cash pay option for these dividends. Dividends on the 12 1/2% Preferreds are classified as "Minority interest expense" in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and were approximately $12.4 million in the second quarter of 2003 and 2002. The 12 1/2% Preferreds are being accreted from their fair market value at the time of acquisition, to the redemption value. As such, the accretion of the difference between the carrying value and the mandatory redemption value is treated as an offsetting reduction to minority interest expense over the remaining life of the preferred stock.

        BRCOM deferred the August 15, 2002, November 15, 2002, February 15, 2003 and May 15, 2003 cash dividend payments on the 12 1/2% Preferreds, in accordance with the terms of the security. Due to the deferred cash dividend payment, the Company conserved approximately $12.4 million in cash during the second quarter of 2003 compared to the second quarter of 2002 and $24.8 million year-to-date through June 30, 2003 compared to the same period in 2002. Until completion of the exchange offer, discussed below, the dividend will accrue and therefore will continue to be presented as minority interest expense. The status of future quarterly dividend payments on the 12 1/2% Preferreds will be determined quarterly by BRCOM's board of directors, but the board of directors does not anticipate paying a cash dividend in the foreseeable future.

        In March 2003, the Company reached an agreement with holders of more than two-thirds of BRCOM's 12 1/2% Preferreds to exchange this preferred stock for common stock of the Company. In order to consummate the exchange offer, the Company expects to issue approximately 14.1 million shares of Cincinnati Bell Inc. common stock assuming 100% redemption of the outstanding instruments. The Company expects to complete the exchange in the third quarter of 2003. Pursuant to the exchange offer, holders of the 12 1/2% Preferreds who tender their shares will not be paid any accumulated or unpaid dividends. Concurrently with the preferred stock exchange offer, the Company will also solicit consents from holders of BRCOM preferred stock to amend the certificate of the designation under which the shares were issued to eliminate all voting rights and restrictive covenants.

        AWS maintains a 19.9% ownership in the Company's Cincinnati Bell Wireless LLC ("CBW") subsidiary. The balance is adjusted as a function of AWS's 19.9% share of the operating income (or loss) of CBW, with an offsetting amount being reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption "Minority interest expense."

10. Employee Stock Option Plan

        During 2003 and in prior years, certain employees and directors of the Company were granted stock options and other stock-based awards under the Company's Long-Term Incentive Plan ("Company LTIP"). Under the Company LTIP, options are granted with exercise prices that are no less than market value of the stock at the grant date. Generally, stock options and stock appreciation rights have ten-year terms and vest over three to five years. The number of shares authorized and available for grant under the Company LTIP were approximately 50.0 million and 17.5 million, respectively, at June 30, 2003.

        The Company granted 92,600 and 361,900 options during the three months ended June 30, 2003 and 2002, respectively, and granted 187,250 and 955,200 options during the six months ended June 30, 2003 and 2002, respectively. Approximately 2,845,000 options granted to former BRCOM employees were cancelled in the second quarter of 2003 in conjunction with the broadband sale on June 13, 2003.

        The following table summarizes the status of Company stock options outstanding and exercisable at June 30, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.44 to $9.65	11,783	8.15	$6.68	4,311	$8.29
$9.90 to $16.78	10,579	5.39	$15.56	8,670	$15.30
$17.50 to $25.58	8,777	6.75	$24.98	7,703	$26.16
$25.63 to $38.19	341	6.52	$37.07	291	$37.07

Total	31,480	6.82	$15.09	20,975	$17.78

11. Business Segment Information

        The Company is organized on the basis of products and services. The Company's segments are strategic business units that offer distinct products and services and are aligned with specific subsidiaries of the Company. The Company operates in the four business segments; Local, Wireless, Other and Broadband as described below.

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

        The Other segment combines the operations of Cincinnati Bell Any Distance ("CBAD") and Cincinnati Bell Public Communications Inc. ("Public"). CBAD resells voice long-distance service and Public provides public payphone services.

        The Broadband segment provided data and voice communication services nationwide through the Company's BRCOM subsidiary. These services were provided over approximately 18,700 route miles of fiber-optic transmission facilities. Broadband segment revenue was generated by broadband transport through private line and indefeasible right of use IRU agreements, Internet services utilizing technology based on Internet protocol ("IP"), and switched voice services provided to both wholesale and retail customers. The Broadband segment continues to offer data collocation, web hosting, information technology consulting ("IT consulting"), and other services.

        On June 13, 2003, the selling subsidiaries consummated the first (and most significant) stage closing of the sale of their broadband assets, in which the selling subsidiaries transferred substantially all of the broadband assets except for those for which state regulatory approval for transfer was still pending. At the first stage closing, the selling subsidiaries received regulatory approval in states where approximately 75% of 2002 broadband revenue was generated and effectively transferred control of the broadband business.

        For segment reporting purposes, the Local segment historically reported revenue for services provided by the Broadband segment in the Greater Cincinnati area and a corresponding cost of service related to such broadband revenue equal to approximately 80% of such revenue. The Broadband segment recorded revenue equal to the cost recorded in the Local segment. In connection with the sale, the Company entered into an agreement with the buyer to continue to market the buyer's broadband products to customers in the Greater Cincinnati area market. Under this agreement, the Local segment began recording as of June 13, 2003 commission revenue for services provided by the buyers and the buyers began recording a marketing expense for the corresponding services sold by the Local segment. Historical results for the Local segment and Broadband segment have been recast to reflect the marketing agreement as if it had been in place in all periods presented. The net impact to the Local segment is a reduction in revenue and a corresponding reduction in cost of services, with no impact on operating income. The net impact to the Broadband segment is an increase in revenue and a corresponding increase in SG&A expense, with no impact on operating income. There was no impact on the consolidated financial statements.

        For segment reporting purposes through the June 13, 2003 sale of the BRCOM assets, the Other segment reported revenue for long distance switched voice minutes provided by the Broadband segment to customers in the Greater Cincinnati area. The Other segment recorded a corresponding cost of service based on the market rate margins for the resale of long distance switched voice minutes to third parties. The Broadband segment recorded revenue equal to the cost recorded in the Other segment. The cost recorded by the Other segment and revenue recorded by the Broadband segment were eliminated in consolidation. After the completion of the sale of the broadband assets, the Other segment will continue to record revenue for customers in the Greater Cincinnati area, but will record costs to an unrelated third-party vendor, the buyer, which will no longer be eliminated in consolidation.

        Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment. The Company's business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)
	2003	2002	2003	2002
Revenue
Local	$203.8	$205.5	$408.3	$413.8
Wireless	67.9	69.4	131.8	133.0
Other	20.8	21.1	40.9	41.2
Broadband	177.0	279.7	390.2	549.9
Intersegment	(18.9)	(19.5)	(39.9)	(38.9)

Total Revenue	$450.6	$556.2	$931.3	$1,099.0

Intersegment Revenue
Local	$9.1	$8.4	$18.4	$16.6
Wireless	0.2	0.1	0.3	0.1
Other	0.1	0.1	0.3	0.2
Broadband	9.5	10.9	20.9	22.0

Total Intersegment Revenue	$18.9	$19.5	$39.9	$38.9

Operating Income (Loss)
Local	$76.0	$72.5	$147.6	$142.5
Wireless	22.3	18.4	41.6	34.2
Other	2.6	1.5	3.6	1.0
Broadband	254.1	(54.3)	263.9	(128.6)
Corporate and Eliminations	(10.5)	(2.2)	(12.9)	(4.3)

Total Operating Income	$344.5	$35.9	$443.8	$44.8

Capital Additions
Local	$18.0	$16.5	$37.2	$34.5
Wireless	14.0	13.1	16.1	20.8
Other	0.2	0.2	0.4	0.4
Broadband	3.3	17.2	3.8	44.0
Corporate and Eliminations	—	—	—	—

Total Capital Additions	$35.5	$47.0	$57.5	$99.7

Depreciation and Amortization
Local	$31.1	$36.0	$62.3	$71.7
Wireless	7.7	7.7	15.3	15.1
Other	0.6	0.4	1.1	0.9
Broadband	0.2	78.0	2.2	155.8
Corporate and Eliminations	0.1	0.1	0.4	0.3

Total Depreciation and Amortization	$39.7	$122.2	$81.3	$243.8

Assets (at June 30, 2003 and December 31, 2002)
Local	$818.1	$767.4
Wireless	378.4	379.3
Other	21.6	17.1
Broadband	54.9	239.1
Corporate and Eliminations	133.9	64.7

Total Assets	$1,406.9	$1,467.6

12. Supplemental Guarantor Information

       CBT, a wholly owned subsidiary of the Parent Company, has debt outstanding that is guaranteed by the Parent Company but not by other subsidiaries of the Parent Company. Substantially all of the Parent Company's income and cash flow is generated by its subsidiaries. Generally, funds necessary to meet the Parent Company's debt service obligations are provided by distributions or advances from its subsidiaries.

        The following information sets forth the condensed consolidating balance sheets of the Company as of June 30, 2003 and December 31, 2002 and the condensed consolidating statements of operations and cash flows for the periods ended June 30, 2003 and 2002.

Condensed Consolidating Statements of Operations
(dollars in millions)

	For the quarter ended June 30, 2003
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Revenue	$—	$203.8	$265.7	$(18.9)	$450.6
Operating costs, expenses, gains and losses	197.5	127.8	(13.3)	(205.9)	106.1

Operating income (loss)	(197.5)	76.0	279.0	187.0	344.5
Equity in earnings (loss) of subsidiaries and discontinued operations	430.1		—	(430.1)	—
Interest expense	52.3	5.2	25.4	(21.6)	61.3
Other expense (income), net	(10.1)	(0.1)	3.9	21.6	15.3

Income (loss) before income taxes, discontined operations	190.4	70.9	249.7	(243.1)	267.9
Income tax provision (benefit)	(79.5)	25.1	(14.1)	66.5	(2.0)

Income (loss) from continuing operations	269.9	45.8	263.8	(309.6)	269.9
Income from discontinued operations, net	—	—	—	—	—
Cumulative effect of change in accounting principle, net	—	—	—	—	—

Net income (loss)	$269.9	$45.8	$263.8	$(309.6)	$269.9

	For the quarter ended June 30, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Revenue	$—	$205.5	$370.2	$(19.5)	$556.2
Operating costs, expenses, gains and losses	2.2	133.0	404.6	(19.5)	520.3

Operating income (loss)	(2.2)	72.5	(34.4)	—	35.9
Equity in earnings (loss) of subsidiaries and discontinued operations	5.5	—	—	(5.5)	—
Interest expense	32.8	5.6	20.6	(20.1)	38.9
Other expense (income), net	(7.8)	(0.7)	3.6	20.1	15.2

Income (loss) before income taxes, discontined operations	(21.7)	67.6	(58.6)	(5.5)	(18.2)
Income tax provision (benefit)	(3.2)	24.0	(20.7)	—	0.1

Income (loss) from continuing operations	(18.5)	43.6	(37.9)	(5.5)	(18.3)
Loss from discontinued operations, net	—	—	—	(0.2)	(0.2)
Cumulative effect of change in accounting principle, net	—	—	—	—	—

Net income (loss)	$(18.5)	$43.6	$(37.9)	$(5.7)	$(18.5)

Condensed Consolidating Statements of Operations
(dollars in millions)

	For the six months ended June 30, 2003
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Revenue	$—	$408.3	$562.9	$(39.9)	$931.3
Operating costs, expenses, gains and losses	199.9	260.7	253.8	(226.9)	487.5

Operating income (loss)	(199.9)	147.6	309.1	187.0	443.8
Equity in earnings (loss) of subsidiaries and discontinued operations	493.8	—	—	(493.8)	—
Interest expense	88.6	10.5	48.4	(40.9)	106.6
Other expense (income), net	(17.2)	(0.7)	6.5	40.9	29.5

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	222.5	137.8	254.2	(306.8)	307.7
Income tax expense (benefit)	(85.2)	48.9	(30.2)	66.5	—

Income (loss) from continuing operations and cumulative effect of change in accounting principle	307.7	88.9	284.4	(373.3)	307.7
Cumulative effect of change in accounting principle, net of tax	85.9	86.3	(0.4)	(85.9)	(85.9)

Net income (loss)	$393.6	$175.2	$284.0	$(459.2)	$393.6

	For the six months ended June 30, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Revenue	$—	$413.8	$724.1	$(38.9)	$1,099.0
Operating costs, expenses, gains and losses	4.4	271.3	817.4	(38.9)	1,054.2

Operating income (loss)	(4.4)	142.5	(93.3)	—	44.8
Equity in earnings (loss) of subsidiaries and discontinued operations	214.2	—	—	(214.2)	—
Interest expense	65.6	11.4	38.0	(37.8)	77.2
Other expense (income), net	(13.3)	(1.3)	5.0	37.8	28.2

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	157.5	132.4	(136.3)	(214.2)	(60.6)
Income tax provision (benefit)	(8.3)	46.9	(47.4)	—	(8.8)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	165.8	85.5	(88.9)	(214.2)	(51.8)
Income from discontinued operations, net	—	—	—	217.6	217.6
Cumulative effect of change in accounting principle, net of tax	(2,008.7)	—	(2,008.7)	2,008.7	2,008.7

Net income (loss)	$(1,842.9)	$85.5	$(2,097.6)	$2,012.1	$(1,842.9)

Condensed Consolidating Balance Sheets
(dollars in millions)

	As of June 30, 2003
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Cash and cash equivalents	$24.2	$2.4	$3.5	$—	$30.1
Receivables, net	—	81.4	74.6	—	156.0
Other current assets	28.4	53.6	9.3	(0.6)	90.7
Assets held for sale	—	—	12.3	—	12.3

Total current assets	52.6	137.4	99.7	(0.6)	289.1
Property, plant and equipment, net	1.5	668.7	255.7	—	925.9
Goodwill and other intangibles, net	19.1	—	88.4	—	107.5
Investments in subsidiaries and other entities	(2,057.8)	—	6.3	2,058.8	7.3
Other noncurrent assets	97.8	12.0	13.2	(45.9)	77.1
Intercompany receivables	1,837.9	—	—	(1,837.9)	—

Total assets	$(48.9)	$818.1	$463.3	$174.4	$1,406.9

Short-term debt	$218.6	$27.2	$3.2	$—	$249.0
Accounts payable	0.9	44.1	35.3	—	80.3
Other current liabilities	37.5	66.0	196.6	(3.5)	296.6
Intercompany payables	—	22.6	—	(22.6)	—

Total current liabilities	257.0	159.9	235.1	(26.1)	625.9
Long-term debt, less current portion	1,710.1	277.5	207.2	—	2,194.8
Other noncurrent liabilities	93.4	121.8	74.4	(43.2)	246.4
Intercompany payables	—	—	1,815.2	(1,815.2)	—

Total liabilities	2,060.5	559.2	2,331.9	(1,884.5)	3,067.1
Minority interest	—	—	36.2	413.0	449.2
Mezzanine financing	—	—	413.0	(413.0)	—
Shareowners' equity (deficit)	(2,109.4)	258.9	(2,317.8)	2,058.9	(2,109.4)

Total liabilities and shareowners' equity (deficit)	$(48.9)	$818.1	$463.3	$174.4	$1,406.9

	As of December 31, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Cash and cash equivalents	$38.6	$2.6	$3.7	$—	$44.9
Receivables, net	—	87.1	203.5	—	290.6
Other current assets	20.1	43.4	19.8	(0.6)	82.7
Intercompany receivables	—	64.7	—	(64.7)	—

Total current assets	58.7	197.8	227.0	(65.3)	418.2
Property, plant and equipment, net	1.7	560.8	305.4	—	867.9
Goodwill and other intangibles, net	19.1	—	88.7	—	107.8
Investments in subsidiaries and other entities	(2,310.9)	—	7.4	2,311.9	8.4
Other noncurrent assets	84.6	8.8	15.4	(43.5)	65.3
Intercompany receivables	1,740.2	—	—	(1,740.2)	—

Total assets	$(406.6)	$767.4	$643.9	$462.9	$1,467.6

Short-term debt	$172.1	$26.8	$4.8	$—	$203.7
Accounts payable	1.7	50.8	76.9	—	129.4
Other current liabilities	36.4	78.5	284.9	4.2	404.0

Total current liabilities	210.2	156.1	366.6	4.2	737.1
Long-term debt, less current portion	1,835.4	278.9	240.4	—	2,354.7
Other noncurrent liabilities	96.1	74.8	357.6	(48.3)	480.2
Intercompany payables	—	—	1,804.9	(1,804.9)	—

Total liabilities	2,141.7	509.8	2,769.5	(1,849.0)	3,572.0
Minority interest	—	—	29.5	414.4	443.9
Mezzanine financing	—	—	414.4	(414.4)	—
Shareowners' equity (deficit)	(2,548.3)	257.6	(2,569.5)	2,311.9	(2,548.3)

Total liabilities and shareowners' equity (deficit)	$(406.6)	$767.4	$643.9	$462.9	$1,467.6

Condensed Consolidating Statements of Cash Flows
(dollars in millions)

	For the six months ended June 30, 2003
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Cash Flows from operating activities	$3.6	$124.6	$(4.7)	$—	$123.5

Capital expenditures	(3.8)	(37.2)	(16.5)	—	(57.5)
Proceeds from sale of broadband assets	—	—	62.2	—	62.2
Other investing activities	—	—	(0.5)	—	(0.5)

Cash Flows provided by (used in) investing activities	(3.8)	(37.2)	45.2	—	4.2

Issuance of long-term debt	350.0	—	—	—	350.0
Capital contributions	90.1	(86.5)	3.6	—	—
Repayment of long-term debt	406.9	—	(31.7)	—	(438.6)
Short-term borrowings (repayments), net	—	(1.1)	(1.6)	—	(2.7)
Issuance of common shares — exercise of stock options	1.3	—	—	—	1.3
Other financing activities	(52.5)	—	—	—	(52.5)

Cash Flows provided by (used in) financing activities	(18.0)	(87.6)	36.9	—	(142.5)

Increase (decrease) in cash and cash equivalents	(14.4)	(0.2)	0.2	—	(14.8)
Beginning cash and cash equivalents	38.6	2.6	3.7	—	44.9

Ending cash and cash equivalents	$24.2	$2.4	$3.5	$—	$30.1

	For the six months ended June 30, 2002
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Discontinued Operations and Eliminations	Total
Cash Flows provided by (used in) operating activities	$(2.2)	$152.5	$(9.4)	$(117.7)	$23.2

Capital expenditures	—	(34.5)	(65.2)	—	(99.7)
Proceeds from sale of discontinued operationss	—	—	—	345.0	345.0
Other investing activities	—	—	23.3	—	23.3

Cash Flows provided by (used in) from investing activities	—	(34.5)	(41.9)	345.0	268.6

Issuance of long-term debt	—	—	95.0	—	95.0
Capital contributions	365.0	(115.2)	(22.5)	(227.3)	—
Repayment of long-term debt	(352.6)	—	—	—	(352.6)
Short-term borrowings (repayments), net	(0.2)	(2.8)	(1.8)	—	(4.8)
Issuance of common shares — exercise of stock options	0.6	—	—	—	0.6
Other financing activities	(11.9)	—	(24.7)	—	(36.6)

Cash Flows provided by (used in) financing activities	0.9	(118.0)	46.0	(227.3)	(298.4)

Increase (decrease) in cash and cash equivalents	(1.3)	—	(5.3)	—	(6.6)
Beginning cash and cash equivalents	17.3	—	12.7	—	30.0

Ending cash and cash equivalents	$16.0	$—	$7.4	$—	$23.4

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

        Selected financial information for the discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)
	2003	2002	2003	2002
Revenue	$—	$—	$—	$15.7

Income from discontinued operations	—	(0.3)	—	9.0
Gain on disposition of discontinued operations	—	—	—	328.3
Income tax expense (including $116.5 expense on disposition of discontinued operations)	—	(0.1)	—	119.7

Income from discontinued operations, net of tax	$—	$(0.2)	$—	$217.6

        The effective tax rates of discontinued operations were 35.5% in all periods presented.

14. Commitments and Contingencies

  Commitments

        In 1998, the Company entered into a ten-year contract with Convergys Corporation ("Convergys"), a provider of billing, customer service and other services, which remains in effect until June 30, 2008. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting, technical support and customer support services for the Company. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. The Company's annual commitment is $45.0 million.

        The broadband business had contractual obligations to utilize network facilities from various interexchange and local exchange carriers. These contracts were based on a fixed monthly rate with terms extending on certain contracts through 2021. The buyer of substantially all of the broadband assets assumed capital lease commitments and certain liabilities of $388.4 million and operating contractual commitments of approximately $271.1 million, including the obligations associated with network utilization, upon the June 13, 2003 first stage closing of the sale.

  Contingencies

        In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

        During 2002 and 2003, a number of putative class action and derivative lawsuits were filed in the United States District Court for the Southern District of Ohio and the Ohio Court of Common Pleas, Hamilton County Division, respectively, on behalf of purchasers of the securities of the Company between January 17, 2001 and May 20, 2002, inclusive (the "Class Period"). The complaints alleged that the Company, and two of its former Chief Executive Officers ("CEOs") violated federal securities laws arising out of allegedly issuing material misrepresentations to the market during the Class Period which resulted in artificially inflating the market price of the Company's securities. In a separate action, a number of complaints have been filed in the United States District Court for the Southern District of Ohio on behalf of the Company's retirement savings plan and its beneficiaries alleging that the Company and several of its directors violated the Employee Retirement Income Security Act by allegedly exposing the beneficiaries' retirement savings to unreasonable risk of loss and injury. The Company intends to defend these claims vigorously.

        In June 2000, BRCOM entered into a long-term construction contract to build a 1,774-mile fiber route system. During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62.0 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract. Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract. As a result of the contract termination, the Company expensed $13.3 million in both costs incurred under the contract and estimated shutdown costs during the second quarter of 2002. In addition, the Company's balance sheet included $50.5 million in unbilled accounts receivable (including both signed change orders and claims) as of December 31, 2002 related to this contract. On July 30, 2003, the company reached a tentative settlement agreement with the customer regarding the construction contract in dispute. As a result, during the second quarter of 2003, the Company recorded a non-cash charge of $50.5 million to reserve against the unbilled accounts receivable related to this contract. While the Company believes a settlement will be reached based on the tentative agreement, failure to do so, and a subsequent unfavorable outcome in arbitration could have a material effect on the financial condition and results of operations of the Company.

15. Subsequent Events

        On July 8, 2003, the selling subsidiaries completed the second stage closing of the sale of the broadband assets as 87.5% of the total regulatory approvals had been received. Upon the second stage closing, $10.3 million of the $29.3 million placed in escrow at the first stage closing was paid to the selling subsidiaries in cash, and $6.2 million of assets held for sale were transferred to the buyer. After the second stage closing, $19.0 million remains in escrow to support the working capital and receivables purchase price adjustments and the portion of the purchase price payable upon the third stage closing (refer to Note 2).

        On July 11, 2003 the Company issued $500.0 million of 7 1/4% senior unsecured notes due 2013 (the "7 1/4% Senior notes due 2013"). Net proceeds totaled $488.8 million and were used to permanently prepay borrowings and reduce commitments under the Company's credit facilities. Interest on the 7 1/4% Senior notes due 2013 will be payable in cash in arrears semi-annually on January 15 and July 15 of each year, commencing on January 15, 2004. The 7 1/4% Senior notes due 2013 are unsecured obligations and will rank equally with all of the Company's existing and future senior debt and will rank senior to all existing and future subordinated debt. The Company's subsidiaries, excluding Cincinnati Bell Telephone, Cincinnati Bell Wireless, BRCOM and its subsidiaries, unconditionally guarantee the 7 1/4% Senior notes due 2013 on a senior unsecured basis. The 7 1/4% Senior notes due 2013 contain customary covenants for notes of this type, including, limitations on dividends and other restricted payments, dividend and other payment restrictions affecting its subsidiaries, indebtedness, asset dispositions, transactions with affiliates, liens, investments, issuances and sales of capital stock of subsidiaries, redemption of debt that is junior in right of payment, issuances of senior subordinated debt, restrictions on dealing with BRCOM and its subsidiaries, and mergers and consolidations.

        On August 1, 2003 the Company commenced two exchange offers, which will expire August 29, 2003. The Company has offered to exchange shares of its common stock for all of the outstanding shares of the 12 1/2% Preferreds and the entire outstanding aggregate principal amount of the 9% notes. As of August 1, 2003, 72.9% of the preferred stockholders and 94.0% of the 9% noteholders had committed to the exchange. The Company expects to issue approximately 25.2 million new shares of Cincinnati Bell Inc. common stock assuming 100% redemption of the outstanding instruments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company was initially incorporated under the laws of Ohio in 1983 and remains incorporated under the laws of Ohio. It has its principal executive offices at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). The Company makes available on its website its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports) as soon as practicable after they have been electronically filed.

        The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("the SEC") under the Exchange Act. These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. This information may be obtained at the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy statements and other information about issuers, like the Company, which file electronically with the SEC. The address of this site is http://www.sec.gov.

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The Company continually evaluates its estimates, including but not limited to, those related to revenue recognition, bad debts, income taxes, fixed assets, access line costs, restructuring, pensions, other postretirement benefits and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

        Indefeasible right-of-use agreements, or IRUs, represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated. Concurrent with the asset sale, the remaining IRU obligations were assumed by the buyer.

        Pricing of local services is generally subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition and other public policy issues. Various regulatory rulings and interpretations could result in adjustments to revenue in future periods. The Company monitors these proceedings closely and adjusts revenue accordingly.

        Cost of Providing Service—Prior to the sale of the broadband assets, the Company maintained an accrued liability related to the broadband business for the cost of circuits leased from other carriers and access minutes of use not yet invoiced in order to appropriately record such costs in the period incurred. The Company determined the estimate of the accrued cost of service liability based on a variety of factors including circuits added or disconnected during the period, expected recovery of disputed amounts and the mix of domestic and international access minutes of use. If the actual amounts recovered from disputes were less than expected or other charges were greater than expected, an additional accrual and related expense was required.

        Deferred Tax Liability—As of June 30, 2003, the Company had a net deferred tax liability of $83.8 million, which included a valuation allowance of $1,066.2 million. The valuation allowance is necessary due to the uncertainties surrounding BRCOM's ability to continue as a going concern, which could limit the ultimate realization of certain deferred tax assets. Such deferred tax assets consist substantially of net operating loss carryforwards generated by the Company's wholly owned subsidiary, BRCOM. Upon elimination of these uncertainties, the Company may reverse a substantial portion of the valuation allowance, creating a non-recurring income tax benefit. The increase in deferred income tax liabilities of $56.8 million during the first six months of 2003 was due primarily to an increase in liabilities of $47.6 million recorded as part of the Company's adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The net decrease in the valuation allowance of $122.8 million during the first six months of 2003 was primarily due to the reduction of deferred tax assets resulting from the gain on sale of the broadband assets.

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

        Depreciation—The Company uses the straight line method to depreciate its property, plant, and equipment. Due to rapid changes in technology, significant judgment is required in determining the estimated useful life of telecommunications plant and equipment. As a result of the agreement to sell substantially all of the assets of the broadband business on February 22, 2003, the property, plant and equipment to be sold was classified as held for sale and depreciation of the assets was ceased in accordance with Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). As of June 30, 2003, $12.3 million of property, plant and equipment was classified as held for sale, pending the second stage closing, which occurred on July 8, 2003, and third stage closing expected to occur by the end of the third quarter of 2003.

        Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with purchase business combinations. Indefinite-lived intangible assets consist primarily of FCC licenses of the Wireless segment. Upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002, the Company recorded a goodwill impairment charge of $2,008.7 million, net of tax, and ceased amortization of remaining goodwill and indefinite-lived intangible assets as discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements.

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

        Impairment of Long-Lived Assets, Other than Goodwill and Indefinite-Lived Intangibles—As of June 30, 2003, the Company had fixed assets with a net carrying value of $925.9 million. The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite-lived assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount. An impairment loss is measured as the amount by which the asset's carrying value exceeds its estimated fair value.

        During the fourth quarter of 2002, the Company performed an impairment assessment of its Broadband segment long-lived assets. This assessment considered all of the contemplated strategic alternatives for the Broadband segment using a probability-weighted approach. Based on this assessment, it was determined that the long-lived assets of the Company's Broadband segment were impaired and, accordingly, the Company recorded a $2.2 billion non-cash impairment charge to reduce the carrying value of these assets. Of the total charge, $1,901.7 million related to tangible fixed assets and $298.3 million related to finite-lived intangible assets.

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

        Changes in actual asset return experience and discount rate assumptions can impact the Company's operating results and financial position. Actual asset return experience results in an increase or decrease in the asset base and this effect in conjunction with a decrease in the pension discount rate may result in a plan's assets being less than a plan's accumulated benefit obligation ("ABO"). The ABO is the present value of benefits earned to date and is based on past compensation levels. The Company is required to show in its consolidated balance sheet a net liability that is at least equal to the ABO less the market value of plan assets. This liability is referred to as an additional minimum pension liability ("AML"). An AML, which is recorded and updated on December 31 each year, is reflected as a long-term pension liability with the offset recorded as an intangible asset, to the extent the Company has unrecognized prior service costs, with the remainder recorded in accumulated other comprehensive income (loss) in the equity section of the consolidated balance sheet net of tax.

        Due to the sale of the broadband assets and termination of 1,052 BRCOM employees, the Company was required to remeasure its pension liability and record a curtailment loss as of June 30, 2003. The net impact to the financial statements was a decrease in the gain on sale of the broadband assets of $1.7 million and a corresponding increase in the pension liability.

        Restructuring—During 2002 and 2001, the Company recorded restructuring charges representing direct costs of exiting certain product lines, including certain contractual lease commitments, and involuntary employee terminations. These charges were recorded in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and represented the Company's best estimate of undiscounted liabilities at the date the charges were taken. Adjustments for changes in assumptions are recorded in the period such changes become known. Changes in assumptions, especially as they relate to contractual lease commitments, could have a material effect on the restructuring liabilities and consolidated results of operations.

Results of Operations

        A tabular presentation of the financial results for the three and six months ended June 30, 2003 and 2002 that are referred to in this discussion can be found in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) on page 1 of this quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW

Revenue

        Consolidated revenue totaled $450.6 million in the second quarter of 2003, which was $105.6 million, or 19%, less than the same quarter in 2002. For the six-month period ended June 30, 2003, revenue decreased $167.7 million, or 15%, compared to the same period in 2002 to $931.3 million. Broadband transport, switched voice services, and IT consulting hardware revenue were responsible for the revenue decline, as the Broadband segment revenue decreased $102.7 million and $159.7 million in the second quarter of 2003 and in the first six months of 2003, respectively. As the first stage closing of the sale of the broadband assets was completed on June 13, 2003, and control of the broadband business was effectively transferred to the buyers, the Company expects consolidated revenue to decrease significantly going forward. The remaining Broadband segment asset, Cincinnati Bell Technology Solutions ("CBTS"), contributed $30.2 million of revenue for the quarter ended June 30, 2003 and $58.2 million in revenue year-to-date through June 30, 2003.

        Local revenue decreased $1.7 million to $203.8 million during the second quarter of 2003 and decreased $5.5 million to $408.3 million during the first six months of 2003. In both periods, the decrease was due to declining local access revenue and equipment sales and related installation and maintenance, substantially offset by revenue growth from high-speed data and Internet services such as DSL, value-added services such as custom calling features and commission from the resale of broadband products.

        Wireless revenue declined $1.5 million to $67.9 million during the second quarter of 2003 and decreased $1.2 million to $131.8 million during the first six months of 2003. The decrease resulted primarily from lower service revenue from the postpaid product due to lower postpaid subscribership as the Company is maximizing the profitability and cash flow of the business by both pursuing and retaining profitable subscribers. These decreases were partially offset by the increases in prepaid subscribers and prepaid average revenue per user ("ARPU").

        Other segment revenue of $20.8 million in the second quarter of 2003 and $40.9 million year-to-date were both 1% decreases from the respective prior year periods, which primarily resulted from continued success of the Cincinnati Bell "Any Distance" offering in the business market, offset by the revenue decline from Public as payphone usage continued to decline as a result of further penetration of wireless communications.

        Broadband segment revenue decreased $102.7 million, or 37%, to $177.0 million in the second quarter of 2003 compared to the same period in 2002. Similarly, Broadband revenue decreased $159.7 million, or 29%, to $390.2 million in the first six months of 2003 compared to the same period in 2002. These decreases were due to lower dedicated optical and digital circuit revenue from both established and emerging carriers. Broadband segment revenue in the second quarter of 2003 and year-to-date through June 30, 2003, included $5.2 million related to the settlement of several contract disputes with a carrier in bankruptcy. In addition, on June 13, 2003, the selling subsidiaries consummated the first (and most significant) stage closing of the sale of their broadband assets, in which the selling subsidiaries transferred substantially all of the broadband assets except for those for which state regulatory approval for transfer was still pending. At the first stage closing, the selling subsidiaries received regulatory approval in states where approximately 75% of 2002 broadband revenue was generated and effectively transferred control of the broadband business. Switched voice revenue declined $39.8 million and $63.1 million in the second quarter of 2003 and in the first six months of 2003, respectively, compared to the same periods in 2002, due to the Company's exit of the international switched wholesale voice business. IT consulting hardware revenue declined $11.7 and $31.1 million in the first quarter of 2003 and in the first six months of 2003 compared to the same periods in 2002, due to general economic conditions and decreases in capital spending by its customers.

        Due to the sale of the broadband business, the Company expects broadband segment revenue related to broadband transport and switched voice services to be zero in the second half of 2003 and revenue from data and Internet services to be approximately $10.0 million in the second half of 2003. The Broadband segment will continue to generate revenue related to the IT consulting business, which contributed $25.0 million in the second quarter of 2003 and $47.9 million year-to-date through June 30, 2003.

Costs and Expenses

        Cost of services and products totaled $261.7 million in the second quarter of 2003 and $481.0 million year-to-date in 2003 compared to $271.1 million and $539.1 million in the respective periods in 2002. These amounts represent decreases of $9.4 million or 3% for the quarter, and $58.1 million or 11%, year-to-date. Costs of services and products of the Broadband segment decreased $5.1 million in second quarter of 2003 and $48.3 million, year-to-date in 2003, due to a decrease in switched voice services access charges, a decrease of $13.3 million in construction contract termination costs recorded in 2002, not repeated in 2003, and a decrease in IT consulting hardware costs related to decreased revenue. The decreases in both the quarter and year-to-date periods were offset partially by a charge of $50.5 million related to a tentative settlement agreement regarding a disputed construction contract (refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements). The remainder of the decrease in cost of services and products year-to-date in 2003 compared to the first six months of 2002 was provided by the Wireless segment due to a reduction in the cost of equipment sold as gross customer additions were down 20%, and a reduction in network operating costs. The Company expects a significant decrease in cost of services and products, going forward as the sale of the broadband business was completed on June 13, 2003. The remaining Broadband segment asset, CBTS, incurred approximately $24.7 million and $47.2 million of cost of services and products in the second quarter of 2003 and year-to-date in 2003, respectively.

        Selling, general and administrative ("SG&A") expenses of $108.2 million in the second quarter of 2003 decreased $18.8 million, or 15%, compared to the second quarter of 2002. For the six-month period ended June 30, 2003, SG&A expenses of $228.4 million decreased $26.4 million, or 10%, compared to the same period in 2002. The decrease was primarily due to a decline in expenses in the Broadband segment related to lower employee headcount resulting from the October 2002 restructuring (discussed in Note 5 of the Condensed Consolidated Financial Statements) and the termination of a significant number of employees on the June 13, 2003 closing of the broadband sale, offset partially by an accrual of success based incentives and termination benefits of $6.7 million for certain senior executives related to the completion of the success plan as defined in the executives' employment contracts. The charge included $1.9 million of non-cash charges related to the accelerated vesting of stock options. The Company expects to record approximately $3.0 million in incentive and termination benefits related to such senior executive employment contracts in both the third and fourth quarters of 2003. The Company expects a significant decrease in SG&A going forward as the sale of the broadband assets was completed on June 13, 2003 and control of the broadband business was effectively transferred to the buyers. The Company will continue to incur expenses for CBTS, which amounted to $4.9 million and $9.7 million in the second quarter of 2003 and year-to-date through June 30, 2003, respectively, and other expenses associated with liability management for retained liabilities of the broadband business.

        Depreciation expense decreased by 66%, or $76.2 million, to $39.6 million in the second quarter of 2003 compared to $115.8 million in the second quarter of 2002. Year-to-date through June 30, 2003, depreciation expense decreased to $81.0 million from $231.0 million, or 65%. The decrease in both periods was primarily driven by the Broadband segment as the Company recorded a non-cash impairment charge of $2.2 billion in the fourth quarter of 2002 related to the Broadband segment's tangible and intangible assets (refer to Note 1 of the Notes to Condensed Consolidated Financial

Statements). Additionally, due to the definitive agreement to sell substantially all of the assets of its Broadband segment, the Broadband assets were classified as held for sale and the Company ceased depreciation, in accordance with SFAS 144 as of March 1, 2003 (refer to Note 2 of the Notes to Condensed Consolidated Financial Statements).

        Amortization expense of $0.1 million in the second quarter of 2003 and $0.3 million through the first six months of 2003, relates to roaming and trade name agreements acquired by the Wireless segment. Amortization expense in the second quarter of 2003 decreased by $6.3 million compared to the second quarter of 2002. For the first six months of 2003, amortization expense decreased by $12.5 million compared to the same period in 2002. The decreases in both periods were due to the write-down of approximately $298.3 million of intangible assets in 2002 in association with the $2.2 billion non-cash asset impairment charge recorded at the Broadband segment discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements. As such, the Company expects amortization expense in 2003 of approximately $0.5 million.

        During the second quarter of 2003, a $2.6 million reversal was recorded to the restructuring expense due to a settlement related to a contract termination and a $0.8 million reversal was recorded due to a change in estimate related to other terminations of contractual obligations. Restructuring costs totaled $16.5 million in the first quarter of 2002 relating to costs for employee termination benefits and termination of a contractual commitment with a vendor related to the November 2001 restructuring charge.

        On February 22, 2003, certain of BRCOM subsidiaries entered into a definitive agreement to sell substantially all of the operating assets of certain of BRCOM's operating subsidiaries to CIII for approximately $129.3 million in cash, subject to purchase price adjustments, and the assumption of certain liabilities and operating contractual commitments. On June 6, 2003 and June 13, 2003, the selling subsidiaries amended the agreement for the sale of the broadband business to, among other things, reduce the purchase price to $108.7 million, subject to certain purchase price adjustments and other post-closing obligations, and the assumption of certain liabilities and operating contractual commitments, and to eliminate certain of the conditions to the consummation of the first stage closing of the sale.

        On June 13, 2003, the selling subsidiaries consummated the first (and most significant) stage closing of the sale of their broadband assets, in which the selling subsidiaries transferred substantially all of the broadband assets except for those for which state regulatory approval for transfer was still pending. At the first stage closing, the selling subsidiaries received regulatory approval in states where approximately 75% of 2002 broadband revenue was generated and effectively transferred control of the broadband business. The Broadband segment recorded a gain on sale of broadband assets of $299.0 million during the second quarter of 2003. The selling subsidiaries will retain a 3% interest in CIII. A detailed discussion of the sale of the broadband business is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements.

        Operating income increased by $308.6 million, to $344.5 million in the second quarter of 2003 compared to $35.9 million the second quarter of 2002. Operating income for the first six months of 2003 increased by $399.0 million compared to the same period in 2002, or from $44.8 million to $443.8 million. The increases in operating income were primarily due to the gain on sale of broadband assets recorded in the second quarter of 2003 and the decrease in depreciation and amortization associated with the asset impairment charge of $2.2 billion related to the Broadband segment recorded in the fourth quarter of 2002, partially offset by a $50.5 million charge related to a tentative settlement agreement regarding a disputed construction contract. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

        Minority interest expense includes the accrual of dividends and accretion on the 12 1/2% preferred stock of BRCOM and the 19.9% minority interest of AT&T Wireless Services Inc. ("AWS") in the net income of the Company's CBW subsidiary. Although the Company announced the deferral of the August 15, 2002, November 15, 2002, February 15, 2003, and May 15, 2003 cash dividend payment on the 12 1/2% preferred stock of BRCOM, the Company continued to accrue the dividends in accordance with the terms of the security. In March 2003, the Company reached an agreement with holders of more than two-thirds of BRCOM 12 1/2% preferred stock to exchange this preferred stock for common stock of the Company. A detailed discussion of minority interest is provided in Note 9 of the Notes to Condensed Consolidated Financial Statements. Upon completion of this exchange, the Company will no longer accrue the dividends on this security.

        Interest expense of $61.3 million in the second quarter of 2003 increased $22.4 million, or 58%, compared to $38.9 million recorded in the second quarter of 2002. For the first six months of 2003, interest expense increased to $106.6 million from $77.2 million in the same period of 2002. The increases were the result of financing costs related to the amended credit facilities, the issuance of the Senior Subordinated Discount Notes Due 2009 (the "16% notes") and a decrease in capitalized interest associated with reduced capital spending. As a result of amendments to the Company's credit facilities, the supplemental indenture to the convertible subordinated notes, issuance of the 16% notes (all completed in March 2003) and the issuance of the 7 1/4% Senior notes due 2013 (completed in July 2003), the Company expects an annualized increase in interest expense of approximately $110.3 million in 2003 compared to 2002, of which approximately $60.2 million is an expected cash interest increase. A detailed discussion of indebtedness is presented in Note 6 of the Notes to Condensed Consolidated Financial Statements.

        The following table summarizes the components of the annualized increase in interest expense:

	Annualized Increase in Interest Expense
(dollars in millions)
	Cash	Non-Cash	Total
Credit facilities amendment	$6.0	$8.8	$14.8
7 1/4% Senior notes due 2013	11.4	1.2	12.6
16% Senior subordinated discount notes	42.8	24.4	67.2
Convertible subordinated notes supplemental indenture	—	15.7	15.7

Total	$60.2	$50.1	$110.3

        The Company had an income tax benefit of $2.0 million in the second quarter of 2003 compared to an expense $0.1 million in the same period in 2002. For the first six months of 2003, the Company recorded no income tax compared to an $8.8 million benefit during the first six months of 2002. The change in the Company's tax expense is due to the reported net loss in the first six months of 2002 compared to the net income in the first six months of 2003. In addition, the income tax expense in the first six months of 2003 was offset by the reduction in the deferred tax asset valuation allowance due to the anticipated utilization of previously reserved deferred tax assets.

        Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle increased $288.2 million in the second quarter of 2003 to $269.9 million compared to the second quarter of 2002 and increased $359.5 million in the first six months of 2003 to $307.7 million compared to a loss of $51.8 million in the first six months of 2002. The corresponding earnings per share from continuing operations totaled $1.22 and $1.38 in the second quarter of 2003 and first six months of 2003, respectively, compared to a loss per share from continuing operations of $0.10 and $0.27 in the respective prior year periods. The increase of $1.32 and $1.65 in earnings per share from continuing operations during the second quarter and first six months of 2003, respectively, was due to the increase in operating income of $308.6 and $399.0 million, respectively, discussed above, offset by an increase in interest expense of $22.4 million and $29.4 million, respectively.

        Income from discontinued operations reflects the net income of Cincinnati Bell Directory ("CBD") in all periods presented. Substantially all of the assets of this business were sold on March 8, 2002 for $345.0 million cash and a 2.5% equity interest in the newly formed company. Income from discontinued operations totaled zero in the first six months of 2003 compared to $217.6 million in the first six months of 2002. The net gain from the sale of substantially all of the assets of CBD of $211.8 million was recorded in the first six months of 2002 and the remaining income was related to the operations of CBD from January 1 through March 8, 2002. A detailed discussion of discontinued operations is provided in Note 13 of the Notes to Condensed Consolidated Financial Statements.

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

        The Company reported net income of $269.9 million in the second quarter of 2003 compared to a net loss of $18.5 million in the same period of 2002. The earnings per share of $1.22 was $1.32 better than the loss of $0.10 per share in 2002. The increase in net income in the second quarter of 2003 was due to the increase in operating income, discussed above, partially offset by an increase in interest expense.

        Year-to-date in 2003, the Company reported net income of $393.6 million compared to a loss of $1,842.9 million in the same period of 2002. The earnings per share of $1.77 year-to-date in 2003 was $10.24 higher than the loss of $8.47 in the same period of 2002. The 2002 period included a loss per share of $9.20 related to the cumulative effect of a change in accounting principle, net of taxes, for the adoption of SFAS 142 compared to an earnings per share of $0.39 related to the cumulative effect of a change in accounting principle, net of taxes, for the adoption of SFAS 143 in the first quarter of 2003. The first quarter of 2002 included income from discontinued operations per share of $1.00.

Discussion of Operating Segment Results

        For segment reporting purposes, the Local segment historically reported revenue for services provided by the Broadband segment in the Greater Cincinnati area and a corresponding cost of service related to such broadband revenue equal to approximately 80% of such revenue. The Broadband segment recorded revenue equal to the cost recorded in the Local segment. In connection with the sale of the broadband business, the Company entered into an agreement with the buyer to continue to market the buyers' broadband products to customers in the Greater Cincinnati area market. Under this agreement, the Local segment began recording as of June 13, 2003 commission revenue for services provided by the buyers and the buyers began recording a marketing expense for the corresponding services sold by the Local segment. Historical results for the Local segment and Broadband segment have been recast to reflect the marketing agreement as if it had been in place in all periods presented. The net impact to the Local segment is a reduction in revenue and a corresponding reduction in cost of services, with no impact on operating income. The net impact to the Broadband segment is an increase in revenue and a corresponding increase in SG&A expense, with no impact on operating income. There was no impact on the consolidated financial statements.

LOCAL

        The Local segment provides local telephone service, network access, data transport, high-speed and dial-up Internet access, inter-lata toll and other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. These services are provided by the Company's Cincinnati Bell Telephone ("CBT") subsidiary.

	(Unaudited) Three Months Ended June 30,				(Unaudited) Six Months Ended June 30,
(dollars in millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change
Revenue
Local service	$117.2	$117.3	$(0.1)	—	$234.1	$234.3	$(0.2)	—
Network access	51.0	51.4	(0.4)	(1)%	102.0	102.4	(0.4)	—
Other services	35.6	36.8	(1.2)	(3)%	72.2	77.1	(4.9)	(6)%

Total revenue	203.8	205.5	(1.7)	(1)%	408.3	413.8	(5.5)	(1)%
Operating Costs and Expenses:
Cost of services and products	63.8	63.4	0.4	1%	129.6	129.1	0.5	—
Selling, general and administrative	32.9	33.6	(0.7)	(2)%	68.5	70.1	(1.6)	(2)%
Depreciation	31.1	36.0	(4.9)	(14)%	62.3	71.7	(9.4)	(13)%
Restructuring	—	—	—	n/m	—	0.4	(0.4)	100%
Asset impairments and other	—	—	—	n/m	0.3	—	0.3	n/m

Total operating costs and expenses	127.8	133.0	(5.2)	(4)%	260.7	271.3	(10.6)	(4)%
Operating income	$76.0	$72.5	$3.5	5%	$147.6	$142.5	$5.1	4%
Operating margin	37.3%	35.3%		+2 pt	36.1%	34.4%		+2 pt

Revenue

        Local service revenue of $203.8 million during the second quarter of 2003 and $408.3 in the first six months of 2003 decreased 1%, or $1.7 million and 1%, or $5.5 million, respectively compared to the second quarter of 2002 and the first six months of 2002. Revenue growth from value-added services, commissions on the resale of broadband products and DSL was offset by declining access line and equipment revenue. Access lines decreased to 1,000,000 as of June 30, 2003, a 2% decrease from the 1,021,000 lines in service as of June 30, 2002. The Company's Complete Connections® bundled service offering added 5,300 subscribers during the second quarter of 2003, bringing total subscribership to 301,000. This product has penetrated of 42% of residential access lines as of June 30, 2003. In the first quarter of 2003, CBT introduced Custom Connections®, a new bundled suite of services that includes local, long distance, wireless and ADSL and enables consumers to customize combinations of packages to meet their personal communication needs. The Company's Custom Connections® bundled service offering added 8,700 subscribers in the second quarter of 2003 and 27,600 subscribers in the first six months of 2003. CBT continued to expand its DSL high-speed data transport service with subscribership growing to 87,000, a 29% increase compared to June 30, 2002 as Custom Connections® attracted new customers to the ADSL product. CBT is able to provision DSL high-speed data transport service across the vast majority of its local network infrastructure, as 85% of its access lines are loop-enabled for DSL transport.

        Other services revenue declined 3%, or $1.2 million, to $35.6 million during the second quarter of 2003 compared to the second quarter of 2002. During the first six months of 2003, revenue decreased 6%, or $4.9 million compared to the first six months of 2002. The decrease was due to equipment sales and related installation and maintenance, partially offset by an increase in commissions from the sale of broadband services. Revenue attributable to the sale of broadband services totaled $2.8 million and $5.3 million in the second quarter of 2003 and the first six months of 2003, respectively, compared to $1.6 million and $2.7 million in the same periods in 2002.

Costs and Expenses

        Cost of services and products increased $0.4 million, or 1%, to $63.8 million in second quarter of 2003 compared to the same period in 2002 and increased $0.5 million in the first six months of 2003 compared to the same period in 2002. The increases were primarily due to employee benefit expenses, offset by a decrease in cost of products related to decreases in equipment revenue.

        SG&A expenses decreased 2%, or $0.7 million to $32.9 million in the second quarter of 2003 compared to the second quarter of 2002 and 2%, or $1.6 million in the first six months of 2003 compared to the same periods in 2002. The decreases were due primarily to a 3% reduction in headcount and improved cost management, offset partially by an increase in pension expense.

        Depreciation expense of $31.1 million decreased $4.9 million, or 14%, in the first quarter of 2003 and decreased $9.4 million, or 13%, in the first six months of 2003 compared to the same periods in 2002, due to the adoption of SFAS 143 on January 1, 2003, which reduced the amount of depreciation expense recognizable on certain assets (refer to Note 1 of the Notes to Condensed Consolidated Financial Statements).

        As a result of the items discussed above, operating income increased $3.5 million, or 5%, to $76.0 million and operating margin increased 2 points to 37% in the second quarter of 2003 compared to the same period in 2002. Operating income increased $5.1 million, or 4%, to $147.6 million and operating margin increased 2 points to 36% in the first six months of 2003 compared to the same period in 2002.

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

	(Unaudited) Three Months Ended June 30,				(Unaudited) Six Months Ended June 30,
(dollars in millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change
Revenue
Service	$64.9	$65.8	$(0.9)	(1)%	$125.8	$126.3	$(0.5)	—
Equipment	3.0	3.6	(0.6)	(17)%	6.0	6.7	(0.7)	(10)%

Total revenue	67.9	69.4	(1.5)	(2)%	131.8	133.0	(1.2)	(1)%
Operating Costs and Expenses:
Cost of services and products	25.4	30.0	(4.6)	(15)%	51.2	58.9	(7.7)	(13)%
Selling, general and administrative	12.5	13.3	(0.8)	(6)%	23.7	24.8	(1.1)	(4)%
Depreciation	7.6	7.6	—	—	15.1	14.7	0.4	3%
Amortization	0.1	0.1	—	—	0.2	0.4	(0.2)	(50)%

Total operating costs and expenses	45.6	51.0	(5.4)	(11)%	90.2	98.8	(8.6)	(9)%
Operating income	$22.3	$18.4	$3.9	21%	$41.6	$34.2	$7.4	22%
Operating margin	32.8%	26.5%		+6 pts	31.6%	25.7%		+6 pts

Revenue

        Wireless segment revenue decreased $1.5 million, or 2%, to $67.9 million during the second quarter of 2003 and decreased $1.2 million, or 1% to $131.8 million during the first six months of 2003 compared to the same periods in 2002. The Wireless segment experienced net deactivations totaling 5,900 in the second quarter of 2003. The postpaid product contributed approximately $1.8 million of the revenue decline during the second quarter of 2003 and $2.8 million during the first six months of 2003. The decreases were driven by declining postpaid subscribers as the Company is maximizing the profitability and cash flow of the business by pursuing and retaining profitable subscribers. The decrease in postpaid service revenue was partially offset by an increase in revenue for the prepaid product of $0.9 million and $2.8 million during the second quarter of 2003 and the first six months of 2003, respectively, as revenue related to CBW's short messaging service increased 100% and 133% compared to respective prior periods in 2002.

        Postpaid subscribership decreased to 303,000 as of June 30, 2003 from 316,000 as of June 30, 2002 due to pricing pressure from increasing competition. Postpaid subscribership represented a 9% penetration rate of the population within the Company's licensed service area in the Greater Cincinnati and Dayton, Ohio metropolitan markets. Average customer churn remained low in the face of aggressive competition at 1.8% for postpaid subscribers in the second quarter of 2003 compared to 1.6% in the second quarter of 2002. Postpaid ARPU decreased to $60.29 in the second quarter of 2003 compared to $60.51 in the second quarter of 2002. Cost per gross add ("CPGA") for postpaid subscribers was $428 and represented a $29 increase from the second quarter of 2002.

        Prepaid revenue increased 10% in the second quarter of 2003 and 13% in the first six months of 2003 compared to the same periods in 2002 due to increases in both subscribers and ARPU. Prepaid ARPU increased to $20.07 in the second quarter of 2003 compared to $19.18 in the second quarter of 2002. Subscribership to the i-wirelessSM prepaid product grew from approximately 154,000 subscribers at the end of the second quarter of 2002 to approximately 161,000 at the end of the second quarter of 2003, or approximately a 5% penetration rate of the population in the Company's licensed service area. i-wirelessSM makes an efficient use of the wireless network, as its subscribers generally access the network during off-peak periods. In addition, the CPGA of $57 for i-wirelessSM subscribers is significantly lower than CPGA for the postpaid product.

Costs and Expenses

        Cost of services and products consists largely of incollect expense (whereby the Wireless segment incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), network operations costs, interconnection expenses and cost of equipment sold. These costs were $25.4 million during the second quarter of 2003, or 37% of revenue, less than the 43% of revenue incurred during the same quarter in 2002. Year-to-date in 2003, these costs totaled $51.2 million or 39% of revenue, compared to $58.9 million and 44% of revenue in the same six-month period of 2002. In total, cost of services and products decreased $4.6 million, or 15%, during the second quarter of 2003 compared to the same period in 2002 and $7.7 million, or 13%, year-to-date in 2003 compared to the same period in 2002, due primarily to decreased postpaid subscribership and associated interconnection charges, handset subsidies related to fewer gross subscriber additions and incollect expense. In addition, the Wireless segment assumed functions previously outsourced, which contributed to cost reductions.

        SG&A expenses include the cost of customer acquisition, which consists primarily of advertising, distribution and promotional expenses. These costs decreased by $0.8 million in the second quarter of 2003 and $1.1 million in the first six months of 2003 compared to the same periods in 2002, due to a decrease in advertising and bad debt expense, partially offset by an increase in employee related expense as certain functions previously outsourced were assumed by the Wireless segment.

        Wireless segment operating income increased as the segment optimized its network investment and benefited from an embedded customer base and low customer churn. As a result, operating income increased $3.9 million, or 21%, to $22.3 million and operating margin increased 6 points to 32% in the second quarter of 2003 compared to the same period in 2002. Year-to-date operating income increased

$7.4 million, or 22%, to $41.6 million and operating margin increased 6 points to 33% in the first six months of 2003 compared to the same period in 2002.

OTHER

        The Other segment is comprised of the operations of the CBAD and Public subsidiaries. CBAD markets voice long distance provided by BRCOM and Public provides public payphone services.

        For segment reporting purposes through the June 13, 2003 sale of the broadband assets, the Other segment reported revenue for long distance switched voice minutes provided by the Broadband segment to customers in the Greater Cincinnati area. The Other segment recorded a corresponding cost of service based on the market rate margins for the resale of long distance switched voice minutes to third parties. The Broadband segment recorded revenue equal to the cost recorded in the Other segment. The cost recorded by the Other segment and revenue recorded by the Broadband segment were eliminated in consolidation. After the completion of the sale of the broadband assets, the Other segment will continue to record revenue for customers in the Greater Cincinnati area, but will record costs to the external third party vendor, which will no longer be eliminated in consolidation.

	(Unaudited) Three Months Ended June 30,				(Unaudited) Six Months Ended June 30,
(dollars in millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change
Revenue	$20.8	$21.1	$(0.3)	(1)%	$40.9	$41.2	$(0.3)	(1)%
Costs and Expenses:
Cost of services and products	13.9	15.3	(1.4)	(9)%	28.6	31.4	(2.8)	(9)%
Selling, general and administrative	3.7	3.9	(0.2)	(5)%	7.6	7.9	(0.3)	(4)%
Depreciation	0.6	0.3	0.3	100%	1.1	0.7	0.4	57%
Amortization	—	0.1	(0.1)	(100)%	—	0.2	(0.2)	(100)%

Total costs and expenses	18.2	19.6	(1.4)	(7)%	37.3	40.2	(2.9)	(7)%
Operating income	$2.6	$1.5	$1.1	73%	$3.6	$1.0	$2.6	260%
Operating margin	12.5%	7.1%		+5 pts	8.8%	2.4%		+6 pts

Revenue

        Other segment revenue of $20.8 million in the second quarter of 2003 and $40.9 million year-to-date in 2003 were 1% decreases from the respective prior year periods. CBAD produced revenue growth of less than 1% in the second quarter of 2003 and 2% year-to-date compared to the same periods in the prior year due to the initiation of price increases on its "Any Distance" long-distance service offering partially offset by a decline in lines in service. Cincinnati Bell Any Distance had 547,000 lines in service as of June 30, 2003 in the Cincinnati and Dayton, Ohio operating areas. For lines in service within the Local segment's operating territory, residential and business subscribers represent market shares of approximately 70% and 45% of total long distance lines, respectively. Revenue from Public declined 4% in the second quarter of 2003 versus the second quarter of 2002 and 12% year-to-date in 2003 compared to 2002, offsetting the increase from CBAD, as payphone usage continued to decline as a result of further penetration of wireless communications.

Costs and Expenses

        Cost of services and products totaled $13.9 million in the second quarter of 2003 and $28.6 million year-to-date in 2003, representing a decrease of 9% from both the prior year periods. The decrease in cost of services was due primarily to decreased access charges of CBAD as minutes of use declined. In the second quarter of 2003, approximately $8.1 million, or 73%, of CBAD costs were costs for access charges reported as purchases from the Broadband segment compared to approximately $10.8 million, or 90%, of CBAD costs in the second quarter of 2002. In the first six months of 2003, approximately

$18.7 million, or 82%, of CBAD costs were costs for access charges reported as purchases from the Broadband segment compared to approximately $21.9 million, or 89%, of CBAD costs in the first six months of 2002. CBAD expects to continue to purchase wholesale minutes of use from the buyer of the broadband assets going forward based on an agreement signed in conjunction with the asset sale.

        SG&A expenses decreased $0.2 million, or 5%, in the second quarter of 2003 compared to the same period in 2002 and decreased $0.3 million, or 4%, in the first six months of 2003 compared to the same period in 2002. Nearly all of the decrease is due to improved cost management in response to the competitive markets in which these businesses compete.

        As a result of the above, the segment reported operating income improved to $2.6 million for second quarter of 2003 and $3.6 million year-to-date in 2003, increases of $1.1 million and $2.6 million, respectively, over the same periods in 2002. Operating margin showed similar improvements, increasing from a margin of 7% in the second quarter of 2002 to a margin of approximately 13% in the second quarter of 2003, and from a margin of 2% in the first six months of 2002 to a margin of 9% in the first six months of 2003.

BROADBAND

        On February 22, 2003, certain of BRCOM subsidiaries entered into a definitive agreement to sell substantially all of the operating assets of certain of BRCOM's operating subsidiaries to CIII for approximately $129.3 million in cash, subject to purchase price adjustments, and the assumption of certain liabilities and operating contractual commitments. On June 6, 2003 and June 13, 2003, the selling subsidiaries amended the agreement for the sale of the broadband business to, among other things, reduce the purchase price to $108.7 million, subject to certain purchase price adjustments and other post-closing obligations, and the assumption of certain liabilities and operating contractual commitments, and to eliminate certain of the conditions to the consummation of the first stage closing of the sale.

        On June 13, 2003, the selling subsidiaries consummated the first (and most significant) stage closing of the sale of their broadband assets, in which the selling subsidiaries transferred substantially all of the broadband assets except for those for which state regulatory approval for transfer was still pending. At the first stage closing, the selling subsidiaries received regulatory approval in states where approximately 75% of 2002 broadband revenue was generated and effectively transferred control of the broadband business. The Broadband segment recorded on a gain on sale of broadband assets of $299.0 million during the second quarter of 2003. The selling subsidiaries will retain a 3% interest in CIII. A detailed discussion of the sale of the broadband business is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements.

        Prior to the sale of the broadband assets, the Broadband segment provided nationwide data and voice communications services through the Company's BRCOM subsidiary. After closing the asset sale, the Broadband segment consists of Cincinnati Bell Technology Solutions (an IT consulting business). Prior to the sale of the broadband assets, revenue for the Broadband segment was generated by broadband transport (which included revenue from IRU's), switched voice services, data and Internet services (including web hosting), information technology consulting and other services. These services were generally provided over BRCOM's national optical network, which comprised approximately 18,700 route miles of fiber-optic transmission facilities. Due to the sale of the broadband business, the Company expects broadband segment revenue related to broadband transport and switched voice service to be zero in the second half of 2003 and data and Internet services to be approximately $10.0 million in the second half of 2003. The Broadband segment will continue to generate revenue related to information technology consulting which contributed $25.0 million in the second quarter of 2003 and $47.9 million year-to-date through June 30, 2003.

	(Unaudited) Three Months Ended June 30,				(Unaudited) Six Months Ended June 30,
(dollars in millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change
Revenue
IT consulting	$25.0	$36.7	$(11.7)	(32)%	$47.9	$79.0	$(31.1)	(39)%
Broadband transport	72.1	122.3	(50.2)	(41)%	159.3	230.7	(71.4)	(31)%
Switched voice services	48.3	88.1	(39.8)	(45)%	112.0	175.1	(63.1)	(36)%
Data and Internet	31.6	32.3	(0.7)	(2)%	69.8	64.3	5.5	9%
Other services	—	0.3	(0.3)	(100)%	1.2	0.8	0.4	50%

Total revenue	177.0	279.7	(102.7)	(37)%	390.2	549.9	(159.7)	(29)%
Costs and Expenses:
Cost of services and products	172.0	177.1	(5.1)	(3)%	301.1	349.4	(48.3)	(14)%
Selling, general and administrative	54.2	78.9	(24.7)	(31)%	126.5	157.4	(30.9)	(20)%
Depreciation	0.2	71.8	(71.6)	(100)%	2.2	143.4	(141.2)	(98)%
Amortization	—	6.2	(6.2)	(100)%	—	12.4	(12.4)	(100)%
Restructuring	(3.4)	—	(3.4)	n/m	(3.4)	15.9	(19.3)	n/m
Asset impairments and other	(1.1)	—	(1.1)	n/m	(1.1)	—	(1.1)	n/m
Gain on sale of broadband assets	(299.0)	—	(299.0)	n/m	(299.0)	—	(299.0)	n/m

Total costs and expenses	(77.1)	334.0	(411.1)	n/m	126.3	678.5	(552.2)	(81)%
Operating income (loss)	$254.1	$(54.3)	$308.4	n/m	$263.9	$(128.6)	$392.5	n/m
Operating margin	143.6%	(19.4%)		163 pts	67.6%	(23.4%)		91 pts

Revenue

        IT consulting revenue decreased 32% in the second quarter of 2003 and 39% for the six-month period ended June 30, 2003, or $11.7 million and $31.1 million, respectively, from prior year periods, as hardware sales declined substantially due to general economic conditions and decreases in capital spending by its customers. Revenue from services and hardware sales comprised 31% and 69%, respectively, of total IT consulting revenue during the second quarter of 2003 and during the six-month period ended June 30, 2003, compared to 22% and 78% in the second quarter of 2002 and 21% and 79% in the first six months of 2002. The Broadband segment will continue to generate IT consulting revenue going forward as the underlying assets were not sold in connection with the sale of the broadband business on June 13, 2003.

        Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits. The broadband transport category is mainly generated by private line monthly recurring revenue. However, approximately 34% and 37% of broadband transport revenue in the second quarter of 2003 and year-to-date was provided by IRU agreements compared to approximately 43% and 38% in the same periods in prior year.

        In comparison to the second quarter of 2002, broadband transport revenue decreased $50.2 million, or 41%, to $72.1 million in the second quarter of 2003. In comparison to the first six months of 2002, broadband transport revenue decreased $71.4 million, or 31%, to $159.3 million in the first six months of 2003. The decreases in both periods were due to lower dedicated optical and digital circuit revenue as demand from both established and emerging carriers continued to decline and the sale of the underlying assets on June 13, 2003. Broadband transport revenue in the second quarter of 2003 and year-to-date through June 30, 2003, included $5.2 million related to the settlement of several contract disputes with a carrier customer in bankruptcy. In addition, as a result of a contract termination, $17.5 million of non-recurring, noncash revenue was recognized in broadband transport revenue in the second quarter of 2002, which did not recur in the 2003. The Company's largest IRU contract, which contributed $17.2 million and $43.1 million to broadband transport revenue and Broadband segment operating income in the second quarter of 2003 and in the first six months of 2003, respectively, expired in May 2003. The Broadband segment is expected to generate no broadband transport revenue going forward, as the underlying assets of the broadband transport product were sold in connection with the sale of the broadband assets on June 13, 2003.

        Switched voice services revenue decreased 45% in the second quarter of 2003 and 36% year-to-date through June 30, 2003, or $39.8 million and $63.1 million, respectively, from prior year periods. The decreases in revenue were substantially the result of the Company's decision to exit the international switched wholesale voice business announced as part of its fourth quarter 2002 restructuring plan. The international switched wholesale voice business accounted for $2.3 million and $23.2 million of revenue during the second quarter of 2003 and 2002, respectively. Year-to-date the international switched wholesale voice business accounted for $5.2 million and $43.0 million of revenue in 2003 and 2002, respectively. The remaining revenue decline was driven by a reduction in rates and volume from domestic wholesale voice and retail voice services. Voice long distance marketed by CBAD in Cincinnati and Dayton, Ohio contributed switched voice revenue to the Broadband segment of $8.1 million in the second quarter of 2003 compared to $10.8 million in the second quarter of 2002. Year-to-date CBAD contributed switched voice revenue of $18.7 million in 2003 compared to $21.9 million in the same period in 2002. The Broadband segment is expected to generate no switched voice service revenue going forward, as the underlying assets of the switched voice services product were sold in connection with the sale of the broadband assets on June 13, 2003.

        Data and Internet revenue decreased $0.7 million, or 2%, in the second quarter of 2003 compared to the second quarter of 2002. Year-to-date through June 30, 2003 data and Internet revenue increased $5.5 million, or 9%, over the same period in 2002. Revenue continued to increase on the strength of demand for dedicated IP and ATM/frame relay services. These increases were partially offset by an anticipated decrease in revenue related to the exit of the bundled Internet access services. Refer to Note 5 of the Notes to the Condensed Consolidated Financial Statements. The Broadband segment is expected to generate approximately $5 million of data and Internet product revenue per quarter going forward, related to web hosting and collocation services provided by CBTS.

Costs and Expenses

        Cost of services and products primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs for IT consulting. In the second quarter of 2003, cost of services and products amounted to $172.0 million, a 3% decrease compared to the $177.1 million incurred during the second quarter of 2002. For the year-to-date period ended June 30, 2003, the $301.1 million incurred represented a 14% decrease compared to the $349.4 million incurred during the same period in 2002. These decreases were driven primarily by lower broadband transport, switched voice services and IT consulting revenue and include cost reductions implemented as part of the October 2002 restructuring plan. In addition, a charge of $13.3 million in construction contract termination costs was recorded in 2002, and not repeated in 2003. The decreases in both the quarter and year-to-date periods were offset partially by a charge of $50.5 million related to a tentative settlement agreement regarding a disputed construction contract (refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements). The decreases were partially offset by an increase in local access charges associated with the Company's continued penetration of enterprise customer accounts. Costs of services and products incurred by the Broadband segment are expected to decrease significantly going forward as a substantial portion of the underlying assets were sold in connection with the sale of the broadband assets on June 13, 2003. CBTS, the remaining asset in the Broadband segment, incurred $24.7 million and $47.2 million of cost of services and products in the second quarter of 2003 and year-to-date in 2003, respectively.

        SG&A expenses decreased 31% to $54.2 million in the second quarter of 2003 and decreased 20% to $126.5 million in the first six months of 2003, as compared to the respective prior year periods. The decreases in both periods were due primarily to lower employee costs due to lower headcount and the termination of 1,052 employees on the June 13, 2003 concurrent with the closing of the broadband sale. In addition, declines in transmission operating expenses, property taxes, and bad debt contributed to the decrease in SG&A expenses. These decreases were partially offset by an increase in contract services related to outsourcing of certain invoice processing, an increase in pension expense and a decrease in capitalized overhead costs associated with the completion of the national optical network. SG&A expenses incurred by the Broadband segment are expected to decrease significantly going forward as a substantial portion of the underlying assets were sold in connection with the sale of the broadband assets on June 13, 2003. The Broadband segment will continue to incur expenses for CBTS, which amounted to $4.9 million and $9.7 million in the second quarter of 2003 and year-to-date through June 30, 2003, respectively, and other expenses associated with liability management for retained liabilities of the broadband business.

        Depreciation expense decreased nearly 100% to $0.2 million in the second quarter of 2003 and decreased 98% to $2.2 million year-to-date through June 30,2003, as compared to the respective prior year periods. The decreases were due to a non-cash impairment charge of $2.2 billion in the fourth quarter of 2002 related to the Broadband segment's tangible and intangible assets (refer to Note 1 of the Notes to Condensed Consolidated Financial Statements). Additionally, due to the definitive agreement to sell substantially all of the assets of the Broadband segment, the Broadband assets were classified as held for sale as of March 1, 2003 and the Broadband segment ceased depreciating the assets held for sale in accordance with SFAS 144 (refer to Note 2 of the Notes to Condensed Consolidated Financial Statements). As such, the Company expects an immaterial amount of depreciation expense from the Broadband segment going forward.

        Amortization expense, which relates to intangible assets acquired in connection with various acquisitions, decreased 100% to zero in the second quarter of 2003 and year-to-date through June 30, 2003 from $6.2 million and $12.4 million in the prior year periods, respectively. The Company wrote-down $298.3 million of intangible assets in the fourth quarter of 2002 in association with the $2.2 billion non-cash asset impairment charge recorded at the Broadband segment discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements. As such, the Company expects no amortization expense in 2003.

        During the second quarter of 2003, a $2.6 million reversal was recorded to restructuring expense due to a settlement related to a contract termination and a $0.8 million reversal was recorded due to a change in estimate related to other terminations of contractual obligations. During the first quarter of 2002, the Broadband segment recorded restructuring charges of $15.9 million resulting from employee separation benefits and costs to terminate contractual obligations, which were actions contemplated in the November 2001 restructuring plan for which an amount could not be reasonably estimated at that time. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

        On June 13, 2003, the first stage closing of the sale of the broadband assets was completed and effectively transferred control of the broadband business. In conjunction with the sale, the Broadband segment recorded a gain on sale of broadband assets of $299.0 million during the second quarter of 2003. A detailed discussion of the sale of the broadband assets is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements.

        As a result of the above, operating income increased by $308.4 million, to $254.1 million in the second quarter of 2003 compared to a loss of $54.3 million the second quarter of 2002. Operating income year-to-date through June 30, 2003 increased by $392.5 million compared to the same period in 2002, or from a loss of $128.6 million in 2002 to operating income of $263.9 million in 2003. Operating margin showed similar improvements, increasing from a negative margin of 19.4% in the second quarter of 2002 to a positive margin of 143.6% in the second quarter of 2003, and from a negative margin of 23.4% in the first six months of 2002 to a positive margin of 67.6% in the first six months of 2003.

Financial Condition

Capital Investment, Resources and Liquidity

        As the Company's businesses mature, investments in its local, wireless, and DSL networks will be focused on maintenance, strategic expansion and revenue-generating initiatives undertaken to add customers to the Company's networks and to retain current customers.

        As of June 30, 2003, the amount of available borrowings to the Company under its revolving credit facility was $207.2 million. This borrowing capacity includes $62.2 million of gross proceeds received from the first stage closing of the broadband asset sale which can only be drawn to satisfy retained BRCOM liabilities or permanently prepay the Company's credit facilities. On March 26, 2003, the Company received $350.0 million of gross cash proceeds from the issuance of 16% Senior Subordinated Discount Notes Due 2009 (the "16% notes"). Proceeds from the 16% notes, net of fees, were used to pay down borrowings under the Company's credit facilities. In conjunction with the financing, the Company's credit facilities were also amended to, among other things, extend the revolving commitment, revise the financial covenants, accelerate a portion of the term debt, increase interest rate spreads and allow for the sale of substantially all of the assets of the Broadband segment. The total borrowing capacity decreased from $1,825 million as of December 31, 2002 to approximately $1,429.8 million as of June 30, 2003 due to $175.2 million of scheduled repayments of the term debt facilities and a $220.0 million permanent prepayment of the outstanding term debt and revolving credit facilities from the 16% note proceeds.

        On July 11, 2003 the Company issued $500.0 million of 7 1/4% senior unsecured notes due 2013 (the "7 1/4% Senior notes due 2013"). Net proceeds of $488.8 million were used to permanently prepay borrowings and reduce commitments under the Company's credit facilities. Interest on the 7 1/4% Senior notes due 2013 will be payable in cash in arrears semi-annually on January 15 and July 15 of each year, commencing on January 15, 2004. The 7 1/4% Senior notes due 2013 are unsecured obligations and will rank equally with all of the Company's existing and future senior debt and will rank senior to all existing and future subordinated debt. The Company's subsidiaries, excluding Cincinnati Bell Telephone, Cincinnati Bell Wireless, BRCOM and its subsidiaries, unconditionally guarantee the 7 1/4% Senior notes due 2013 on a senior unsecured basis. The 7 1/4% Senior notes due 2013 contain customary covenants for notes of this type, including, limitations on dividends and other restricted payments, dividend and other payment restrictions affecting its subsidiaries, indebtedness, asset dispositions, transactions with affiliates, liens, investments, issuances and sales of capital stock of subsidiaries, redemption of debt that is junior in right of payment, issuances of senior subordinated debt, restrictions on dealing with BRCOM and its subsidiaries, and mergers and consolidations. The 7 1/4% Senior notes due 2013 are expected to increase annual interest expense, offset by a decrease in annual interest expense related to the credit facilities, in 2003 compared to 2002 by approximately $12.6 million, of which approximately $11.4 million is cash.

        The Company believes that its borrowing availability under the credit facilities and cash generated by its operations will provide sufficient liquidity for the foreseeable future. As of June 30, 2003, the Company had drawn approximately $1,209.5 million from its credit facilities, and had outstanding letters of credit totaling $13.1 million, leaving $207.2 million in additional borrowing availability under its revolving credit facility. This borrowing availability included $62.2 million of gross proceeds received from the first stage closing of the broadband asset sale, which can only be drawn to satisfy retained BRCOM liabilities or permanently repay the Company's credit facilities. The Company has scheduled debt amortization over the next twelve months of $249.0 million and plans to meet these payments with cash flow from operations of the existing businesses as well as existing availability under the revolving credit facility.

        The terms of the 16% notes, the 7 1/4% Senior notes due 2013 and the credit facilities limit the Company's ability to make future investments in or fund the operations of BRCOM and its subsidiaries. Specifically, the Company and its other subsidiaries may not make investments in or fund the operations of BRCOM and its subsidiaries beyond an aggregate amount of $118.0 million after October 1, 2002. As of June 30, 2003, the Company had the ability to invest an additional $86.8 million in BRCOM and its subsidiaries based on these provisions. This $86.8 million includes $62.2 million of gross proceeds received from the first stage closing of the broadband asset sale. In addition, BRCOM's cash balance as of June 30, 2003 was $2.0 million, for total liquidity of $88.8 million. The uncertainty of BRCOM's available liquidity resulting from these funding constraints, prompted the Company's independent accountants to include a going concern explanatory paragraph in their audit report filed along with the stand alone annual financial statements of BRCOM for the year ended December 31, 2002. The going concern explanatory paragraph means that, in the opinion of the Company's independent accountants, there is substantial doubt about BRCOM's ability to continue to operate as a going concern. If BRCOM is unable meet its remaining obligations, it may be forced to seek protection from its creditors through bankruptcy proceedings

        On February 22, 2003, certain BRCOM subsidiaries entered into a definitive agreement to sell substantially all of the assets of its Broadband segment for approximately $129.3 million in cash, subject to certain purchase price adjustments, and the assumption of certain liabilities and operating contractual commitments to CIII Communications, LLC and CIII Communications Operations, LLC (collectively "CIII"). On June 6, 2003, and June 13, 2003, the selling subsidiaries amended the agreement for the sale of the broadband business to, among other things, reduce the purchase price to $108.7 million (which at the first stage closing was paid in $91.5 million of cash and a $17.2 million preliminary promissory note, as described below), subject to certain purchase price adjustments and other post-closing obligations, and the assumption of certain liabilities and operating contractual commitments, and to eliminate certain of the conditions to the consummation of the first stage closing of the sale.

        On June 13, 2003, the selling subsidiaries consummated the first (and most significant) stage closing of the sale of their broadband assets, in which the selling subsidiaries transferred substantially all of the broadband assets except for those for which state regulatory approval for transfer was still pending. At the first stage closing, the selling subsidiaries had received regulatory approval in states where approximately 75% of 2002 broadband revenue was generated and effectively transferred control of the broadband business.

        In connection with the first stage closing, the buyers paid the cash purchase price of $91.5 million, of which $29.3 million was placed into escrow to support certain potential purchase price adjustments and the portion of the purchase price payable upon the consummation of the second and third stage closings, and issued to the Company a $17.2 million preliminary promissory note in connection with a purchase price working capital adjustment. The selling subsidiaries expect the final working capital promissory note to approximate $1.3 million, which corresponds with the decrease in working capital from May 31, 2003 through the date of the first stage closing. In addition, the buyers assumed $388.4 million in current and long-term liabilities and approximately $271.1 million of operating contractual commitments. Upon the recording of the sale, the Company's pretax U.S. federal net operating loss carryforwards increased to approximately $2.1 billion, or $735 million tax effected, with an immaterial impact on the total net deferred tax asset and valuation allowance. After the completion of the sale of the broadband assets, the Broadband segment will offer data collocation, information technology consulting and other services. The selling subsidiaries will retain a 3% interest in CIII.

        In connection with the purchase agreement, Cincinnati Bell Inc. agreed to deliver a parent guaranty in favor of the buyers, guaranteeing (1) all payments required to be made by the BRCOM selling subsidiaries under the purchase agreement and (2) the performance and observance and compliance with all covenants, agreements, obligations, liabilities, representations and warranties of the BRCOM selling subsidiaries under the purchase agreement. Also, Cincinnati Bell Inc. agreed to be jointly and severally liable with the BRCOM selling subsidiaries for their covenant to (1) (a) retire the 9% notes and the 12 1/2% notes or (b) to obtain a consent and/or waiver from holders of the 9% notes and the 12 1/2% notes with respect to the sale of its broadband business, in either case on or prior to the first stage closing date and (2) retire or exchange the 12 1/2% preferred stock or to obtain any necessary consents and/or waivers from the holders of the 12 1/2% preferred stock with respect to the sale of the broadband business, in either case on or prior to the first stage closing date. The Company's liability under its guaranty will not exceed the BRCOM selling subsidiaries' underlying liability pursuant to the purchase agreement.

        The Company has indemnified the buyers of the broadband business against certain potential claims. In order to determine the fair value of the indemnification obligation, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. Such analysis produced an estimated fair value of the indemnification obligation of $7.8 million, which is included in other liabilities and has been reflected as a reduction of the gain on sale of broadband assets in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) as of June 30, 2003.

        In March 2003, the Company entered into a supplemental indenture amending certain terms governing the Convertible Subordinated Notes Due 2009. The supplemental indenture allows for the sale of substantially all of the assets of the Company's Broadband segment, provides that a bankruptcy of BRCOM would not constitute an event of default, amends the definition of change in control by increasing the ownership threshold deemed to be a change in control from 20% of outstanding shares to 45% of outstanding shares and includes covenants restricting the ability of the Company to incur debt and consummate certain asset dispositions. The supplemental indenture also increases the paid-in-kind interest by 2 1/4% from March 2003 through redemption in July 2009, resulting in a per annum interest rate of 9%. Interest expense will be paid in cash semi-annually on January 21 and July 21 of each year at a rate of 6 3/4% per annum, commencing on January 21, 2005. The additional 2 1/4% will accrete, or be added to the principal balance, through the redemption date in July 2009. This supplemental indenture is expected to increase non-cash interest expense by approximately $16 million annually in 2003 up to approximately $20 million annually by 2009, compared to 2002.

        In March 2003, the Company reached an agreement with holders of more than two-thirds of BRCOM's 12 1/2% preferred stock and 9% senior subordinated notes to exchange these instruments for common stock of the Company. In order to consummate the exchange offers the Company expects to issue approximately 25.2 million new shares of Cincinnati Bell Inc. common stock assuming 100% redemption of the outstanding instruments, which represents an increase of approximately 12% in the number of outstanding shares.

        As discussed above, on March 26, 2003, the Company received $350.0 million of gross cash proceeds from the issuance of the 16% notes. Proceeds from the 16% notes, net of fees, were used to pay down borrowings under the Company's credit facilities. Interest on the 16% notes will be payable semi-annually on June 30 and December 31, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount. In addition, purchasers of the 16% notes received 17.5 million common stock warrants, each to purchase one share of Cincinnati Bell Common Stock at $3.00 each, which expire in March 2013. Of the total proceeds received, $47.5 million was allocated to the fair market value of the warrants using the Black-Scholes option-pricing model and was recorded as a discount on the 16% notes. The 16% notes are expected to increase annual interest expense by approximately $67.2 million in 2003 compared to 2002, of which approximately $42.8 million is cash.

        In November 1999, the Company obtained credit facilities totaling $1,800 million from a group of lending institutions. These credit facilities were increased to $2,100 million in January 2000, increased to $2,300 million in June 2001 and subsequently decreased to $1,825 million in December 2002. In the first quarter of 2003, the Company's credit facilities were amended. Total borrowing capacity decreased from $1,825 million as of December 31, 2002 to approximately $1,429.8 million as of June 30, 2003 due to $175.2 million of scheduled repayments of the term debt facilities and a $220.0 million permanent prepayment of the outstanding term debt and revolving credit facilities using the proceeds from the 16% notes. As of June 30, 2003 the amended credit facility availability consisted of $643.6 million in revolving credit maturing on March 1, 2006, and having four equal quarterly scheduled commitment reductions during 2005 in an aggregate amount equal to $200 million, $343.2 million in term loans maturing in various amounts during 2003 and 2004, and $443.1 million in term loans, maturing in various amounts between 2003 and 2007. The Company used net proceeds of $488.8 million from the issuance of the 7 1/4% Senior notes due 2013 to permanently prepay and reduce commitments under credit facilities. Upon issuance of the 7 1/4% Senior notes due 2013 and the related credit facilities paydown, the credit facilities availability consisted of $594.6 million in revolving credit maturing on March 1, 2006, and having four equal quarterly scheduled commitment reductions during 2005 in an aggregate amount equal to $184.8 million, $151.2 million in term loans, maturing in various amounts during 2003 and 2004, and $195.2 million in term loans, maturing in various amounts between 2003 and 2007

        On June 16, 2003, the Company permanently retired BRCOM's remaining $0.8 million outstanding 12 1/2% Senior Notes due 2005.

        Short-term debt on the balance sheet of $249.0 million at June 30, 2003 consisted of approximately $238.6 million of principal payments on long-term debt, $218.6 million of which was related to the credit facilities and $20.0 million of which was related to CBT note payments due during the next twelve months. The remaining balance of short-term debt of $10.4 million was related to the short-term portion of capital leases of $7.2 million and $3.2 million related to other short-term debt. The Company expects to have the ability to meet its short-term obligations through borrowings from its revolving credit facility and cash flows generated by its operations.

        Upon completion of the amendment to the credit facilities in March 2003, interest rates charged on borrowings from the revolving credit facility increased to 425 basis points above LIBOR, or 5.37%, based on the LIBOR rate as of June 30, 2003 and 375 basis points above LIBOR, or 4.87%, based on the LIBOR rate as of June 30, 2003 for term debt borrowings. The Company expects annual interest expense related to this amendment to increase by approximately $14.8 million in 2003 compared to 2002, of which approximately $6.0 million is cash. Based on the Company's outstanding variable rate indebtedness as of June 30, 2003, a 1% increase in the average borrowing rate would result in approximately $12.1 million in annual incremental interest expense. The banking fees applied to the unused amount of revolving credit facility borrowings increased to 62.5 basis points. Additionally, the Company amended the credit facilities in July 2003 in order to issue the 7 1/4% Senior notes due 2013 and to reset the interest coverage ratio covenants.

        The Company is subject to financial covenants in association with the credit facilities. These financial covenants require that the Company maintain certain debt to EBITDA (as defined in the Credit Agreement), senior secured debt to EBITDA and interest coverage ratios as well as limit its capital expenditures. The facilities also contains certain covenants which, among other things, may restrict the Company's ability to incur additional debt or liens, pay dividends; repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company were in default on its credit facilities, no additional borrowings under the credit facilities would be available until the default was waived or cured. The Company was in compliance with all covenants set forth in its credit facilities and the indentures governing its other debt as of June 30, 2003. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements contained in this report for a discussion of the Company's debt and the related covenants.

        As of the date of this filing, the Company maintains the following credit ratings:

Entity	Description	Standard and Poor's	Fitch Rating Service	Moody's Investor Service
CBB	Corporate Credit Rating	B	BB-	B1
CBT	Corporate Credit Rating	B	BB+	Ba2
CBB	Outlook	positive	stable	positive

        The Company does not have any downgrade triggers that would accelerate the maturity dates of its debt or increase the interest rate on its debt. Due to the Company's credit rating, which is below Baa3 and BBB- as rated by Moody's and Standard & Poor's, respectively, the Company is obligated by covenants of its credit facilities to use 75% of any annual excess cash flows, as defined in the Credit Agreement, to permanently reduce its outstanding borrowings. If the Company is unable to meet the covenants of its various debt agreements, the payment of the underlying debt could be accelerated. Additionally, the Company is currently obligated by its credit facilities to use the net cash proceeds received from certain asset sales or issuances of debt by the Company or any of its subsidiaries to reduce its outstanding borrowings subject to certain limited exceptions.

        As of December 31, 2001, the Company had equity ownership in Anthem Inc., due to receipt of shares from the demutualization of Anthem Inc. in 2001. In January 2002, the Company sold its entire investment in Anthem for total net proceeds of approximately $23.3 million.

        As part of the November 2001 Restructuring Plan, the Company announced its intention to exit several data centers, reduce network costs and consolidate office space. To the extent the Company can sublease or negotiate lease terminations, contractual obligations could decrease. During 2002, the Company negotiated contract terminations, which reduced future commitments by approximately $90 million. The buyer of substantially all of the broadband assets, assumed capital lease commitments and certain operating contractual commitments, including the network related commitments, upon the closing of the first stage sale on June 13, 2003.

        The following table summarizes the Company's contractual obligations as of June 30, 2003:

Contractual Obligations (dollars in millions)

	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	Thereafter
Debt, excluding unamortized discount	$2,454.9	$241.8	$1,010.9	$399.5	$802.7
Capital Leases, excluding interest	35.2	7.2	10.8	2.5	14.7
Noncancelable Operating Lease Obligations	228.8	23.8	24.6	17.6	162.8
Unconditional Purchase Obligations	225.8	45.8	135.0	45.0	—

Total	$2,944.7	$318.6	$1,181.3	$464.6	$980.2

        Upon receipt of the proceeds from the 7 1/4% Senior notes due 2013 and corresponding amendment to the credit facilities in July 2003, the Company's debt maturity schedule was revised. The following table reflects the Company's revised debt maturity schedule as of June 30, 2003, based on the funding of the 7 1/4% Senior notes due 2013 net of fees and amendment to the credit facilities:

Contractual Obligations (dollars in millions)

	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	Thereafter
Debt, excluding unamortized discount	$2,466.1	$119.5	$644.4	$399.5	$1,302.7
Capital Leases, excluding interest	35.2	7.2	10.8	2.5	14.7
Noncancelable Operating Lease Obligations	228.8	23.8	24.6	17.6	162.8
Unconditional Purchase Obligations	225.8	45.8	135.0	45.0	—

Total	$2,955.9	$196.3	$814.8	$464.6	$1,480.2

        BRCOM deferred the August 15, 2002, November 15, 2002, February 15, 2003 and May 15, 2003 cash dividend payments on its 12 1/2% preferred stock, in accordance with the terms of the security. Due to the deferred cash dividend payment, the Company conserved approximately $24.8 million in cash during the first six months of 2003 compared to the first six months of 2002. The dividend will accrue, and therefore will continue to be presented as minority interest expense on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). The status of future quarterly dividend payments on the 12 1/2% preferred stock will be determined quarterly by BRCOM's board of directors, but the board of directors does not anticipate paying a cash dividend in the foreseeable future.

        In 2003, the Company began its build-out of the Global System for Mobile Communications and General Packet Radio Service ("GSM/GPRS") technology. GSM/GPRS technology provides enhanced wireless data communication. Several competitors and the Company's partner, AWS, have announced plans to begin, or have begun, using GSM/GPRS or a comparable technology in their national networks. Capital expenditures required to implement this new technology are expected to be approximately $30.0 million and are expected to be incurred throughout the remainder of 2003. Through June 30, 2003 the Company had expended $9.7 million on this technology and expects to incur an additional $20.3 million through the remainder of 2003.

Balance Sheet

        The following comparisons are relative to December 31, 2002.

        The change in cash and cash equivalents is explained in the preceding discussion of capital investment, resources and liquidity or in the cash flow discussion below. The decrease in accounts receivable of $134.6 million was primarily the result of $74.1 million of BRCOM receivables sold to CIII and a $50.5 million reserve for settlement of an outstanding contract dispute. The increase of $58.0 million in net property, plant and equipment was primarily due to the adoption of SFAS 143 as accumulated depreciation of $134.0 million related to estimated removal cost in the Local segment was reversed as a change in accounting principle and by capital expenditures of $57.5 million, partially offset by $36.7 million of BRCOM assets sold to CIII and depreciation expense of $81.0 million.

        The increase in short-term debt of $45.3 million and decrease in long-term debt of $159.9 million were due to the amendment to the credit facilities, which accelerated a portion of the Company's term debt and the $62.2 million paydown of debt utilizing the proceeds of the broadband asset sale. Accounts payable decreased $49.1 million, or 38%, primarily due to $48.1 million of accounts payable assumed by the buyers of the broadband assets, partially offset by timing of vendor payments. The decrease in current unearned revenue of $78.2 million was primarily due to $42.7 million of liabilities assumed by the buyers of the broadband assets and amortization of an IRU contract that expired in May 2003. The decrease in unearned revenue less current portion of $290.7 million was substantially due to $278.7 million of liabilities assumed by the buyers of the broadband assets.

        The increase in deferred income tax liabilities of $56.8 million was due primarily to an increase in liabilities of $47.6 million recorded as part of the Company's adoption of SFAS 143.

Cash Flow

        For the first six months of 2003, cash provided in operating activities totaled $123.5 million, $100.3 million more than the $23.2 million provided in operating activities during the first six months of 2002, due to a reduction in working capital needs.

        The Company's investing activities included outflows for capital expenditures and inflows from the sale of equity investments and assets. Capital expenditures during the first six months of 2003 totaled $57.5 million, $42.2 million lower than the $99.7 million spent during the first six months of 2002. The decrease is due to completion of the optical overbuild of the national broadband network, completion of the wireless network footprint and installation of DSL-enabling equipment at CBT. In 2002, the Company received proceeds of $345.0 million as a result of the sale of substantially all of the assets of Cincinnati Bell Directory ("CBD") and $23.3 million from the sale of its entire equity stake in Anthem Inc. In 2003, the Company received $62.2 million from the sale of certain assets of its broadband business and $3.8 million from the sale of its entire equity investment in Terabeam, offset by $4.3 million in fees related to the sale of the BRCOM assets.

        The Company received $350 million of gross cash proceeds from the issuance of the 16% notes during the first six months of 2003. The Company permanently prepaid $220 million in borrowings under its term and revolving credit facilities and made a $175 million payment under its revolving credit facility with the net cash proceeds from the 16% notes and cash provided by operations. The Company reduced its borrowings under its revolving credit facilities utilizing cash provided by operations and cash on its balance sheet as of December 31, 2002. BCSI Inc., a subsidiary of BRCOM, directly repaid a net $31.7 million of the revolving credit facility using cash proceeds of $62.2 million from the sale of broadband assets, offset by borrowings to fund operations and liability management of $30.5 million during the first six months of 2003.

        Approximately $5.2 million in preferred stock dividends were paid during the first six months of 2003. As a result of BRCOM's decision to defer the February 15, 2003 and May 15, 2003 cash dividend payment on its 12 1/2% preferred stock, the Company conserved approximately $24.8 million in cash during the first six months of 2003 compared to the first six months of 2002. The dividends were accrued, and therefore continued to be presented as minority interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of minority interest. Debt issuance costs during the first six months of 2003 totaled $47.3 million, $40.6 million higher than the $6.7 million incurred during the first six months of 2002. The increase in debt issuance costs is due to the issuance of the 16% notes and the amendment to the credit facilities.

        As of June 30, 2003, the Company held approximately $30.1 million in cash and cash equivalents. In addition to cash on hand, the primary sources of cash will be cash generated by operations and borrowings from the Company's revolving credit facility. The primary uses of cash will be for funding the maintenance and strategic expansion of the local, broadband and wireless networks; interest and principal payments on the Company's credit facilities, 16% notes, 7 1/4% Senior notes due 2013, 7 1/4% Senior notes due 2023, and CBT notes; dividends on the convertible subordinated notes; working capital; and liability management associated with BRCOM up to the maximum amount permitted under the terms of the 16% notes and Credit Agreement.

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

        CBT is currently subject to an Alternative Regulation Plan ("Alt Reg Plan") in Ohio. The current Alt Reg Plan gives CBT pricing flexibility in several competitive service categories in exchange for CBT's commitment to freeze certain basic residential service rates during the term of the Alt Reg Plan. The term of the current Alt Reg Plan was recently extended and will remain in effect through June 30, 2004. Prior to June 30, 2004, CBT will be required to seek an extension of its existing Plan, initiate a proceeding to establish a new Alt Reg Plan or adopt a generic Alt Reg Plan developed by the Ohio PUC. Failure to extend the existing Plan or obtain approval of a new Alt Reg Plan with similar pricing flexibility could have an adverse impact on CBT's operations.

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

        BRCOM competes with intranet hardware vendors, wiring vendors, and other information technology consulting businesses. The web hosting operations of BRCOM face competition from nationally known web hosting providers.

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

Commitments and Contingencies

Commitments

        In 1998, the Company entered into a ten-year contract with Convergys Corporation ("Convergys"), a provider of billing, customer service and other services, which remains in effect until June 30, 2008. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting, technical support and customer support services for the Company. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. The Company's annual commitment is $45.0 million.

        The broadband business had contractual obligations to utilize network facilities from various interexchange and local exchange carriers. These contracts were based on a fixed monthly rate with terms extending on certain contracts through 2021. The buyer of substantially all of the broadband assets assumed capital lease commitments and certain liabilities of $388.4 million and operating contractual commitments of approximately $271.1 million, including the obligations associated with network utilization, upon the June 13, 2003 first stage closing of the sale.

Contingencies

        In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

        During 2002 and 2003, a number of putative class action and derivative lawsuits were filed in the United States District Court for the Southern District of Ohio and the Ohio Court of Common Pleas, Hamilton County Division, respectively, on behalf of purchasers of the securities of the Company between January 17, 2001 and May 20, 2002, inclusive (the "Class Period"). The complaints alleged that the Company, and two of its former Chief Executive Officers ("CEOs") violated federal securities laws arising out of allegedly issuing material misrepresentations to the market during the Class Period which resulted in artificially inflating the market price of the Company's securities. In a separate action, a number of complaints have been filed in the United States District Court for the Southern District of Ohio on behalf of the Broadwing Retirement Savings Plan and its beneficiaries alleging that the Company and several of its directors violated the Employee Retirement Income Security Act by allegedly exposing the beneficiaries' retirement savings to unreasonable risk of loss and injury. The Company intends to defend these claims vigorously.

        In June 2000, BRCOM entered into a long-term construction contract to build a 1,774-mile fiber route system. During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62.0 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract. Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract. As a result of the contract termination, the Company expensed $13.3 million in both costs incurred under the contract and estimated shutdown costs during the second quarter of 2002. In addition, the Company's balance sheet included $50.5 million in unbilled accounts receivable (including both signed change orders and claims) as of December 31, 2002 related to this contract. On July 30, 2003, the company reached a tentative settlement agreement with the customer regarding the construction contract in dispute. As a result, during the second quarter of 2003, the Company recorded a non-cash charge of $50.5 million to reserve against the unbilled accounts receivable related to this contract. While the Company believes a settlement will be reached based on the tentative agreement, failure to do so, and a subsequent unfavorable outcome in arbitration could have a material effect on the financial condition and results of operations of the Company.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

        The Company is exposed to the impact of interest rate fluctuations. To manage its exposure to interest rate fluctuations, the Company uses a combination of variable rate short-term and fixed rate long-term financial instruments. The Company employs derivative financial instruments to manage its exposure to fluctuations in interest rates charged on the Company's borrowings under its credit facilities. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes. The March 2003 credit facility amendment and restatement eliminated the requirement to maintain a certain threshold of fixed rate debt as a percentage of the Company's total debt. As of June 30, 2003, the Company held interest rate swaps with notional amounts totaling $240 million. These agreements will expire throughout the remainder of 2003. A more detailed discussion of the Company's use of financial instruments is presented in Note 7 of the Notes to Condensed Consolidated Financial Statements.

        Swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. Because the notional amounts are not exchanged, the notional amounts of these agreements are not indicative of the Company's exposure resulting from these derivatives. The amounts to be exchanged between the parties are primarily the result of the swap's notional amount and the fixed and floating rate percentages to be charged on the swap. In accordance with Statement of Financial Accounting Standard SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), interest rate differentials associated with the Company's interest rate swaps are recorded as an adjustment to interest payable or receivable with the offset to interest expense over the life of the swap. The swap agreements were a liability with a fair value of $2.2 million recorded on the balance sheet as of June 30, 2003, and a $1.4 million tax-effected amount recorded in other comprehensive income.

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

Item 4. Controls and Procedures

        As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2003. The Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The information required by this Item is included in Note 14 of the Notes to the Condensed Consolidated Financial Statements on page 32 of this quarterly report.

Item 2. Changes in Securities and Use of Proceeds

        On March 26, 2003, the Company received $350 million of gross cash proceeds from the issuance of the Senior Subordinated Discount Notes due 2009 (the "16% notes"). Proceeds from the 16% notes, net of fees, were used to pay down borrowings under the Company's credit facilities. Interest on the 16% notes will be payable semi-annually on each of June 30 and December 31 of 2003 through 2006 and then on each of June 30, 2007, January 20, 2008 and on the maturity date on January 20, 2009, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount. In addition, purchasers of the 16% notes received 17.5 million common stock warrants, each to purchase one share of Cincinnati Bell Common Stock at $3.00 each, which expire in March 2013.

        On March 26, 2003, the Company entered into a supplemental indenture amending certain terms governing the Convertible Subordinated Notes. The supplemental indenture increased the paid-in-kind interest by 2 1/4% from March 2003 through redemption in July 2009, resulting in a per annum interest rate of 9%. Interest expense will be paid in cash semi-annually on January 21 and July 21 of each year at a rate of 6 3/4% per annum, commencing on January 21, 2005. The additional 2 1/4% will accrete, or be added to the principal balance, through the redemption date in July 2009. The supplemental indenture also allows for the sale of substantially all of the assets of the Company's Broadband segment, provides that a bankruptcy of BRCOM would not constitute an event of default, amends the definition of change in control by increasing the ownership threshold deemed to be a change in control from 20% of outstanding shares to 45% of outstanding shares and includes covenants restricting the ability of the Company to incur debt and consummate certain asset dispositions.

        On July 11, 2003 the Company issued $500.0 million of 7 1/4% senior unsecured notes due 2013 (the "7 1/4% Senior notes due 2013"). Net proceeds totaled $488.8 million and were used to permanently prepay borrowings and reduce commitments under the Company's credit facilities. Interest on the 7 1/4% Senior notes due 2013 will be payable in cash in arrears semi-annually on January 15 and July 15 of each year, commencing on January 15, 2004. The 7 1/4% Senior notes due 2013 are unsecured obligations and will rank equally with all of the Company's existing and future senior debt and will rank senior to all existing and future subordinated debt. The Company's subsidiaries, excluding BRCOM and its subsidiaries, unconditionally guarantee the 7 1/4% Senior notes due 2013 on a senior unsecured basis. The 7 1/4% Senior notes due 2013 contains customary covenants for notes of this type, including, limitations on dividends and other restricted payments, dividend and other payment restrictions affecting its subsidiaries, indebtedness, asset dispositions, transactions with affiliates, liens, investments, issuances and sales of capital stock of subsidiaries, redemption of debt that is junior in right of payment, issuances of senior subordinated debt, restrictions on dealing with BRCOM and its subsidiaries, and mergers and consolidations.

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

Item 5. Other Information

        At the Company's annual shareholder meeting on April 29, 2003 the Company announced that it would change its name to Cincinnati Bell Inc. and trade under the ticker symbol "CBB". The Company began trading under the new name and ticker symbol on May 27, 2003, following completion of necessary NYSE filings and other notices.

        At the close of the annual shareholders' meeting on April 29, 2003, Mary D. Nelson retired from of the board of directors.

        The Chief Executive Officer, Kevin W. Mooney, decided to leave the company, effective July 31, 2003, following the successful completion of restructuring the Company.

        The Company announced on July 28, 2003 that John F. Cassidy was named President and Chief Executive Officer of the Company effective July 31, 2003. John F. Cassidy was previously President of Cincinnati Bell Telephone and Chief Operating Officer of the Company and will continue in those responsibilities.

        The Company announced on July 31, 2003 the election of Bruce L. Byrnes, Vice Chairman of the Board and President of Global Beauty Care and Global Health Care of Procter and Gamble, to the Company's Board of Directors effective August 1, 2003.

        Lawrence J. Bouman resigned from the board of directors effective August 1, 2003.

        The Company announced the election of three new corporate officers to the Company effective August 6, 2003. Christopher J. Wilson was named Vice President and General Counsel, Brian G. Keating was named Vice President of Human Resources and Administration and Any Collins was named Corporate Secretary. Additionally, Jeffrey C. Smith, Chief Human Resources Officer, General Counsel, and Corporate Secretary announced his intent to leave the Company on December 31, 2003 and has consented to serve as a corporate consultant.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

        Exhibits identified in parentheses below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION
(3.1)(a)	Amended Articles of Incorporation of Cincinnati Bell (Exhibit (3.1)(a) to Form S-4 dated July 17, 2003, File No. 1-8519).
(3.1)(b)	Amended Regulations of Cincinnati Bell (Exhibit (3.2) to Registration Statement No. 2-96054).
(3.2)(a)	Amended Certificate of Incorporation of BRCOM Inc., (Exhibit (3.2) (a) to Form S-4 dated July 17, 2003, File No. 1-8519).

(3.2)(b)	Bylaws of BRCOM Inc., as amended (Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 1999, File No. 1-5367).
(4)(a)
Provisions of the Amended Articles of Incorporation and the Amended Regulations of the registrant which define the rights of holders of Common Shares and the Preferred Shares are incorporated by reference to such Amended Articles filed as Exhibit (3)(a) hereto and such Amended Regulations filed as Exhibit (3)(b) hereto.
(4)(b)(i)
Rights Agreement dated as of April 29, 1997, between the Broadwing and The Fifth Third Bank which includes the form of Certificate of Amendment to the Amended Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (Exhibit 4.1 to Broadwing's Registration Statement on Form 8-A filed on May 1, 1997).
(4)(b)(ii)
Amendment No. 1 to the Rights Agreement dated as of July 20, 1999, between the Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 1 of Broadwing's Registration Statement on Form 8-A filed on August 6, 1999).
(4)(b)(iii)
Amendment No. 2 to the Rights Agreement dated as of November 2, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 2 of Broadwing's Registration Statement on Form 8-A filed on November 8, 1999).
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
(4)(c)(iv)
Investment Agreement dated as of July 21, 1999, among Cincinnati Bell Inc., Oak Hill Capital Partners L.P. and certain related parties of Oak Hill (Exhibit 4.9 to Form S-4 filed on September 13, 1999, File No. 1-8519).
(4)(c)(v)	Indenture dated as of July 21, 1999 among Cincinnati Bell Inc., and The Bank of New York, as Trustee (Exhibit 4.10 to Form S-3 filed on November 10, 1999, File No.1-8519).
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
Equity Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(ix) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)
4(c)(x)(1)
Purchase Agreement, dated as of March 26, 2003 by and between Broadwing Inc. GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4) (c)(x)(1) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)
4(c)(x)(2)
First Amendment to Purchase Agreement, dated as of March 26, 2003 by and between Broadwing Inc. GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(2) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)
(4)(c)(xi)
Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Pell Public Communications Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Telecommunications Services Inc., and ZoomTown.com Inc., as Guarantors, and the Bank of New York, as Trustee in connection with Cincinnati Bell 7 1/4% Senior Notes due 2013 (Exhibit (4)(c)(xi) on Form S-4 dated July 17, 2003, File No. 1-8519).
(4)(c)(xii)
Exchange and Registration Rights Agreement, dated as of July 11, 2003, by and among Cincinnati Bell Inc., BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Pell Public Communications Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Telecommunications Services Inc., and ZoomTown.com Inc., and Credit Suisse First Boston LLC and the other purchasers (Exhibit (4)(c)(xii) on Form S-4 dated July 17, 2003, File No. 1-8519).

(4)(c)(xiii)
No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.
(10)(i)(1)
Credit Agreement dated as of November 9, 1999, amended and restated as of March 26, 2003, ("Credit Agreement") among Broadwing Inc. (f/k/a Cincinnati Bell) and Broadwing Communications Services Inc. (f/k/a IXC Communications Services, Inc.) as the Borrowers, the Initial Lenders, Initial Issuing Banks and Swing Line Banks named herein, Bank of America, N.A., as Syndication Agent, Citicorp USA, Inc., as Administrative Agent, Credit Suisse First Boston and The Bank of New York, as Co-Documentation Agents, PNC Bank, N.A., as Agent and Salomon Smith Barney Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers. (Exhibit (10)(i)(1) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)
(10)(i)(1.1)
Amendment, Waiver and Consent to the Credit Agreement among Cincinnati Bell Inc. (f/k/a Broadwing Inc.), an Ohio Corporation, and Broadwing Communications Services Inc. (f/k/a IXC Communications Services, Inc.), a Delaware Corporation, the banks, financial institutions and other institutional lenders parties to the Credit Agreement (as defined therein), Bank of America, N.A., as syndication agent, Citicorp USA, Inc., as administrative agent, and the other agents party to the Credit Agreement (Exhibit (10)(i)(A)(1)(ii) to Form S-4, filed June 23, 2003, File No. 1-8519)
(10)(i)(1.2)
Amendment No. 2 to the Credit Agreement among Cincinnati Bell Inc. (f/k/a Broadwing Inc.), an Ohio Corporation, and BCSI Inc. (f/k/a Broadwing Communications Inc.), a Delaware Corporation, the banks, financial institutions and other institutional lenders parties to the Credit Agreement (as defined therein), Bank of America, N.A., as syndication agent, Citicorp USA, Inc., as administrative agent, and the other agents party to the Credit Agreement (Exhibit (10) (i)(A)(1)(iii) to Form S-4, filed July 17, 2003, File No. 1-8519)
(10)(i)(2)
Asset Purchase Agreement by and among Broadwing Inc., Cincinnati Bell Directory Inc. and CBD Media, Inc. dated as of February 4, 2002. (Exhibit (10)(i)(2) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).
(10)(i)(3)
Asset Purchase Agreement between Broadwing Communications Services Inc. and CIII Communications dated as of February 22, 2003. (Exhibit (99)(i) to Form 8-K, filed on February 28, 2003, File No. 1-8519).
(10)(i)(3.1)	Amendment No. 1 to the Asset Purchase Agreement dated June 6, 2003 (Exhibit (99)(i) to Form 8-K, filed on June 13, 2003, File No. 1-8519).
10)(i)(3.2)	Letter Agreement Amendment Number 2 to the Asset Purchase Agreement (Exhibit (10)(i)(A)(3)(iii) to Form S-4, filed on June 23, 2003, File No. 1-8519).
(10)(iii)(A)(1)*	Short Term Incentive Plan of Broadwing Inc., as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(2)*
Broadwing Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective July 24, 2002. (Exhibit (10)(iii)(A)(2) to Form 10-Q for the three months ended March 31, 2003, File No. 1-8519).
(10)(iii)(A)(3)(i)*	Broadwing Inc. Pension Program, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).
(10)(iii)(A)(3)(ii)*	Cincinnati Bell Pension Program, as amended and restated effective March 3, 1997. (Exhibit (10)(iii)(A)(3)(ii) to Form 10-K for 1997, File No. 1-8519).
(10)(iii)(A)(4)*
Broadwing Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the three months ended March 31, 2003, File No. 1-8519).
(10)(iii)(A)(5)*	Broadwing Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).
(10)(iii)(A)(6)*
Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective January 1, 2001. (Exhibit (10)(iii)(A)(6) to Form 10-Q for the three months ended March 31, 2003, File No. 1-8519).
(10)(iii)(A)(7)*	Cincinnati Bell Inc. 1989 Stock Option Plan. (Exhibit (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).
(10)(iii)(A)(8)*	Employment Agreement effective January 1, 1999 between the Company and Kevin W. Mooney. (Exhibit (10)(iii)(A)(ii) to Form 10-K for 1998, File No. 1-8519).
10)(iii)(A)(8.1)*
Amendment to Employment Agreement effective September 20, 2002 between the Company and Kevin W. Mooney. (Exhibit (10)(iii)(A)(9.1) to Form 10-Q for the three months ended September, 30, 2002, File 1-8519)
(10)(iii)(A)(8.2)*
Amendment to Employment Agreement effective February 3, 2003 between the Company and Kevin W. Mooney. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, date of report February 3, 2002, File No. 1-8519)
(10)(iii)(A)(8.3)*
Amendment to Employment Agreement effective June 20, 2003 between the Company and Kevin W. Mooney. (Original Amendment to Employment Agreement filed as Exhibit 99.2 to Form 8-K, date of report June 24, 2003, File No. 1-8519)
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
(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.3)
Exchange and Voting Agreement, dated as of March 24, 2003, by and among Broadwing Inc., and the beneficial owners of (or investment managers or advisors for accounts or funds that own) the 9% Senior Subordinated Notes due 2008 of Broadwing Communications Inc., a subsidiary of the Company. (Exhibit (99.3) to Form 10-K for 2002, File No. 1-8519)
(99.3)(a)
Amendment to the Exchange and Voting Agreement, dated June 6, 2003, by and among Broadwing Inc., and the beneficial owners of (or investment managers or advisors for accounts or funds that own) the 9% Senior Subordinated Notes due 2008 of Broadwing Communications Inc., a subsidiary of the Company. (Exhibit (99.1) (a) to Form S-4 filed on July 30, 2003, File No. 1-8519)
(99.3)(b)
Second Amendment to the Exchange and Voting Agreement, dated as of July 31, 2003, by and among Cincinnati Bell Inc., and the beneficial owners of (or investment managers or advisors for accounts or funds that own) the 9% Senior Subordinated Notes due 2008 of Broadwing Communications Inc., a subsidiary of the Company. (Exhibit (99.1) (b) to Form S-4 filed on July 30, 2003, File No. 1-8519)
(99.4)
Exchange and Voting Agreement, dated as of March 24, 2003, by and among Broadwing Inc., and the beneficial owners of (or investment managers or advisors for accounts or funds that own) the 12 1/2% Series B Junior Exchangeable Preferred Stock due 2009 of Broadwing Communications Inc., a subsidiary of the Company. (Exhibit (99.4) to Form 10-K for 2002, File No. 1-8519)

(99.4)(a)
Amendment to the Exchange and Voting Agreement, dated as of July 30, 2003, by and among Cincinnati Bell Inc., and the beneficial owners of (or investment managers or advisors for accounts or funds that own) 12 1/2% Series B Junior Exchangeable Preferred Stock due 2009 of BRCOM (Exhibit (99.2)(a) to Form S-4, filed July 30, 2003 for 2002, Registration No. 333-104557)

+
Filed herewith.

*
Management contract or compensatory plan required to be filed as an exhibit.

  The Company will furnish any other exhibit at cost.

(b)
Reports on Form 8-K.

  Form 8-K, date of report June 5, 2003, reporting that the Company's Chairman, Daniel J. Meyer, stepped down from his position as Chairman of the Board, effective June 15, 2003. Mr. Meyer will continue to serve on the Board of Directors, and Phillip R. Cox, a board member since 1993, was elected to the position of Chairman/Lead Director.

  Form 8-K, date of report June 13, 2003, reporting the Company amended the Asset Purchase Agreement to sell the assets of its broadband business, Broadwing Communications Services Inc., including the Broadwing name, to privately held CIII Communications, LLC.

  Form 8-K, date of report June 13, 2003, reporting the Company issued a Press Release on June 13, 2003 announcing that the Company has amended the Asset Purchase Agreement to sell the assets of its broadband business, Broadwing Communications Services Inc., including the Broadwing name, to privately held CIII Communications, LLC.

  Form 8-K, date of report June 24, 2003, reporting the Company issued a Press Release on June 23, 2003 announcing that with the closing of the sale of the broadband business effective June 13, 2003, the Company and Mr. Mooney have agreed to extend the termination provision of his contract until August 31, 2003.

  Form 8-K, date of report July 24, 2003 reporting the Company issued a press release on July 23, 2003 announcing that its Chief Executive Officer, Kevin W. Mooney, has decided to leave the Company, effective July 31, 2003, following the successful completion of a restructuring of the Company.

  Form 8-K, date of report August 1, 2003 reporting the Company issued a press release on July 31, 2003 announcing the election of Bruce L. Byrnes, (55) vice chairman of the board and president of Global Beauty Care and Global Health Care of Procter and Gamble, to the Company's Board of Directors effective August 1, 2003. In addition, Lawrence J. Bouman is resigning from the board of directors effective August 1, 2003. The Company issued a press release on August 1, 2003 announcing the launch of two exchange offers. The Company will offer to exchange shares of its common stock for all of the outstanding shares of 12 1/2% Series B Junior Exchangeable Preferred Stock of its BRCOM Inc. (f/k/a Broadwing Communications Inc.) subsidiary. The Company will also offer to exchange shares of its common stock for the entire outstanding aggregate principal amount of 9% Senior Subordinated Notes due 2008 of BRCOM.

  Form 8-K, date of report August 4, 2003 reporting the Company issued a press release on July 31, 2003 announcing the Company's second quarter ended June 30, 2003 earnings release.

  Form 8-K, date of report August 7, 2003 reporting the Company issued a press release on August 6, 2003, announcing the Company's election of three new corporate officers to the Company effective immediately.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cincinnati Bell Inc.
Date: August 14, 2003	By:	/s/ THOMAS L. SCHILLING Thomas L. Schilling Chief Financial Officer
	By:	/s/ JAMES H. REYNOLDS James H. Reynolds Principal Accounting Officer Vice President and Controller

QuickLinks

TABLE OF CONTENTS PART I. Financial Information
PART II. Other Information
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Dollars in Millions, Except Per Common Share Amounts) (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in Millions, Except Per Share Amounts) (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Millions) (Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Condensed Consolidating Statements of Operations (dollars in millions)
  Condensed Consolidating Statements of Operations (dollars in millions)
  Condensed Consolidating Balance Sheets (dollars in millions)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES