Form 10-Q
period 2003-09-30
CINCINNATI BELL INC
filed 2003-11-14
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

At October 31, 2003, there were 244,229,002 common shares outstanding.

PART I. Financial Information

Description		Page

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) Three Months and Nine Months Ended September 30, 2003 and 2002	1
	Condensed Consolidated Balance Sheets (Unaudited) September 30, 2003 and December 31, 2002	2
	Condensed Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2003 and 2002	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 4.	Controls and Procedures	63

PART II. Other Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Millions, Except Per Common Share Amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Revenue	$315.3	$570.3	$1,246.6	$1,669.3
Costs, Expenses, Gains and Losses
Cost of services and products (excluding depreciation of $31.6, $96.3, $96.3 and $278.8 included below)	124.0	254.1	605.1	793.2
Selling, general and administrative	59.2	121.6	287.6	376.4
Depreciation	39.7	120.6	120.6	351.6
Amortization	0.1	6.2	0.4	19.2
Restructuring	—	7.1	(3.4)	23.6
Asset impairments and other	—	—	(0.7)	—
Gain on sale of broadband assets	(37.3)	—	(336.3)	—

Total operating costs, expenses, gains and losses	185.7	509.6	673.3	1,564.0

Operating Income	129.6	60.7	573.3	105.3
Minority interest expense	12.5	15.5	42.5	44.4
Interest expense and other financing costs	67.2	40.1	173.8	117.4
Loss on extinguishment of debt	17.4	—	17.4	—
Other expense (income), net	(0.1)	1.4	(0.8)	0.4

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of changes in accounting principles	32.6	3.7	340.4	(56.9)
Income tax benefit	(12.1)	(0.3)	(12.1)	(9.1)

Income (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principles	44.7	4.0	352.5	(47.8)
Income from discontinued operations, net of taxes of $119.7	—	—	—	217.6

Income before cumulative effect of changes in accounting principles	44.7	4.0	352.5	169.8
Cumulative effect of changes in accounting principles, net of taxes of $47.6 and $5.8, respectively	—	—	85.9	(2,008.7)

Net Income (Loss)	44.7	4.0	438.4	(1,838.9)
Preferred stock dividends	2.6	2.6	7.8	7.8

Net Income (Loss) Applicable to Common Shareowners	$42.1	$1.4	$430.6	$(1,846.7)

Net Income (Loss)	$44.7	$4.0	$438.4	$(1,838.9)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swaps	1.1	0.2	4.3	1.2

Comprehensive Income (Loss)	$45.8	$4.2	$442.7	$(1,837.7)

Basic Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.19	$0.01	$1.56	$(0.26)
Income from discontinued operations, net of taxes	—	—	—	1.00
Cumulative effect of changes in accounting principles, net of taxes	—	—	0.39	(9.20)

Net Earnings (Loss) per Common Share	$0.19	$0.01	$1.95	$(8.46)

Diluted Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.18	$0.01	$1.51	$(0.26)
Income from discontinued operations, net of taxes	—	—	—	1.00
Cumulative effect of changes in accounting principles, net of taxes	—	—	0.38	(9.20)

Net Earnings (Loss) per Common Share	$0.18	$0.01	$1.89	$(8.46)

Weighted Average Common Shares Outstanding (millions)
Basic	225.4	218.5	221.1	218.3
Diluted	235.2	218.9	227.5	218.3

The accompanying notes are an integral part of the financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current assets
Cash and cash equivalents	$32.9	$44.9
Restricted cash	—	7.0
Receivables, net of allowances of $70.9 and $53.0	139.0	290.6
Materials and supplies	40.5	32.2
Deferred income tax benefits	11.5	11.3
Prepaid expenses and other current assets	17.7	23.8

Total current assets	241.6	409.8
Property, plant and equipment, net of accumulated depreciation of $1,605.2 and $1,659.8	923.2	867.9
Goodwill	40.9	40.9
Other intangibles, net	47.4	47.8
Deferred financing costs	49.1	19.3
Other noncurrent assets	66.0	81.9

Total assets	$1,368.2	$1,467.6

Liabilities and Shareowners’ Deficit
Current liabilities
Short-term debt	$135.7	$203.7
Accounts payable	59.0	129.4
Current portion of unearned revenue and customer deposits	30.4	108.9
Accrued taxes	53.9	84.4
Accrued restructuring	24.3	41.1
Dividends payable	2.6	30.9
Other current liabilities	130.8	138.7

Total current liabilities	436.7	737.1
Long-term debt, less current portion	2,208.0	2,354.7
Unearned revenue, less current portion	2.6	293.3
Deferred income tax liabilities	97.9	37.2
Accrued pension and postretirement benefits	85.1	77.4
Other noncurrent liabilities	30.7	72.3

Total liabilities	2,861.0	3,572.0
Minority interest	40.0	443.9
Commitments and contingencies
Shareowners’ Deficit
6¾% Cumulative Convertible Preferred Stock, 2,357,299 shares of all classes of preferred stock authorized; 155,250 shares (3,105,000 depository shares) issued and outstanding at September 30, 2003 and December 31, 2002	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 252,062,104 and 226,598,844 shares issued; 244,194,002 and 218,690,375 outstanding at September 30, 2003 and December 31, 2002	2.5	2.3
Additional paid-in capital	2,937.5	2,365.1
Accumulated deficit	(4,447.2)	(4,885.6)
Accumulated other comprehensive loss	(9.5)	(13.8)
Common shares in treasury, at cost:
7,868,102 and 7,908,469 shares at September 30, 2003 and December 31, 2002	(145.5)	(145.7)

Total shareowners’ deficit	(1,532.8)	(2,548.3)

Total liabilities and shareowners’ deficit	$1,368.2	$1,467.6

The accompanying notes are an integral part of the financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)
(Unaudited)

	Nine Months
	Ended September 30,

	2003	2002

Cash Flows from Operating Activities
Net income (loss)	$438.4	$(1,838.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of changes in accounting principles, net of tax	(85.9)	2,008.7
Gain on sale of broadband assets	(336.3)	—
Gain on sale of discontinued operations	—	(211.8)
Loss on extinguishment of debt	17.4	—
Depreciation	120.6	351.6
Amortization	0.4	19.2
Asset impairments and other	(0.7)	—
Provision for loss on receivables	20.7	40.6
Noncash interest expense	66.8	31.4
Minority interest expense	42.5	44.4
Deferred income tax benefit	(12.1)	(9.1)
Tax benefits from employee stock option plans	0.2	0.7
Other, net	3.7	0.9
Changes in operating assets and liabilities:
Decrease (increase) in receivables	63.8	(33.6)
Decrease (increase) in prepaid expenses and other current assets	(10.4)	5.1
Decrease in accounts payable	(33.6)	(35.0)
Decrease in accrued and other current liabilities	(0.5)	(67.2)
Decrease in unearned revenue	(47.8)	(168.5)
Decrease (increase) in other assets and liabilities, net	(16.6)	1.1
Net cash used in discontinued operations	—	(9.5)

Net cash provided by operating activities	230.6	130.1

Cash Flows from Investing Activities
Capital expenditures	(94.8)	(139.9)
Proceeds from sale of investments	3.8	23.3
Proceeds from sale of broadband assets	82.7	—
Proceeds from sale of discontinued operations	—	345.0
Other, net	(2.8)	—

Net cash provided by (used in) investing activities	(11.1)	228.4

Cash Flows from Financing Activities
Issuance of long-term debt	850.0	113.1
Repayment of long-term debt	(1,008.1)	(418.8)
Short-term repayments, net	(4.7)	(7.5)
Debt issuance costs	(65.1)	(8.5)
Issuance of common shares - exercise of stock options	1.6	0.5
Minority interest and preferred stock dividends paid	(5.2)	(32.6)

Net cash used in financing activities	(231.5)	(353.8)

Net increase (decrease) in cash and cash equivalents	(12.0)	4.7
Cash and cash equivalents at beginning of period	44.9	30.0

Cash and cash equivalents at end of period	$32.9	$34.7

The accompanying notes are an integral part of the financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business, Liquidity and Accounting Policies

Description of Business — Cincinnati Bell Inc. (“the Company”), f/k/a Broadwing Inc., provides diversified telecommunications services through businesses in four segments: Local, Wireless, Other and Broadband. During the first quarter of 2002, the Company sold substantially all of the assets of Cincinnati Bell Directory (“CBD”), which was previously reported in the Other segment. During the second and third quarter of 2003, the Company sold substantially all of the assets of the Broadband business, which was previously reported in the Broadband segment. These assets were held by the Company’s wholly owned subsidiary, BRCOM (f/k/a Broadwing Communications Inc.). Refer to Note 2 for a detailed discussion of the sale.

As of September 30, 2003, the Company’s primary business consisted of the Local and Wireless segment. The only remaining BRCOM subsidiaries with operating assets were Cincinnati Bell Technology Solutions Inc. (“CBTS”), an information technology consulting, data collocation and managed services subsidiary, and Cincinnati Bell Any Distance (“CBAD”), a subsidiary whose assets service the Other segment’s long-distance business. In addition to the long-distance business, the Other segment also includes Cincinnati Bell Public Communications Inc. (“Public”), a public payphone service provider.

Basis of Presentation — The Condensed Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and other nonrecurring adjustments as disclosed, necessary for a fair presentation of the results of operations, financial position and cash flows for each period presented in accordance with generally accepted accounting principles.

Certain prior year amounts have been reclassified to conform to the current classifications with no effect on financial results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.

The December 31, 2002 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

Basis of Consolidation — The consolidated financial statements include the consolidated accounts of Cincinnati Bell Inc. and its majority-owned subsidiaries over which it exercises control. Significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates — Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Unbilled Receivables — Unbilled receivables arise from local, wireless and broadband services rendered but not yet billed, in addition to network construction revenue of the Broadband segment that was recognized under the percentage-of-completion method. As of September 30, 2003 and December 31, 2002, unbilled receivables, net of allowances, totaled $28.8 million and $91.0 million, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unbilled receivables at December 31, 2002, included $50.5 million in claims and signed change orders related to a construction contract in dispute that was terminated during the second quarter of 2002. On July 30, 2003, the Company reached a tentative settlement agreement regarding the construction contract in dispute. As a result, during the second quarter of 2003, the Company recorded a charge of $50.5 million to reserve against the unbilled accounts receivable related to this contract. The Company expects to finalize the tentative settlement during the fourth quarter of 2003. Refer to Note 14 for a detailed discussion of this construction contract.

Allowances for Doubtful Accounts – The Company establishes the allowances for doubtful accounts using both percentages of aged accounts receivable balances to reflect the historical average of credit losses and specific provisions for certain large, potentially uncollectible balances. The Company believes that its allowance for doubtful accounts is adequate based on the methods described above. However, if one or more of the Company’s larger customers were to default on its accounts receivable obligations, or general economic conditions in the United States of America deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established.

Property, Plant and Equipment — Property, plant and equipment is stated at cost. The Company’s provision for depreciation of telephone plant is determined on a straight-line basis using the whole life and remaining life methods. Provision for depreciation of other property is based on the straight-line method over the estimated useful life. Repairs and maintenance expense items are charged to expense as incurred. Pursuant to the implementation of SFAS 143, discussed below, the cost of removal for telephone plant is now included in costs of products and services.

Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with purchase business combinations. Indefinite-lived intangible assets consist primarily of Federal Communications Commission (“FCC”) licenses of the Wireless segment. The Company determined its wireless licenses met the definition of indefinite-lived intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) as the technology the Company uses to provide wireless service is not expected to change significantly in the foreseeable future, and the wireless licenses may be renewed in a routine manner every ten years for a nominal fee, provided that the Company continues to meet the service and geographic coverage provisions required by the FCC. Upon the adoption of SFAS 142 on January 1, 2002, the Company recorded a goodwill impairment charge of $2,008.7 million, net of tax, related to the Broadband segment and ceased amortization of remaining goodwill and indefinite-lived intangible assets as discussed in Note 4.

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

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of the fair value of the intangible asset with its carrying value. If the carrying value of an indefinite-lived asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Impairment of Long-lived Assets, Other than Goodwill and Indefinite-Lived Intangibles – The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite-lived assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value.

During the fourth quarter of 2002, the Company performed an impairment assessment of its Broadband segment long-lived assets as a result of the restructuring plan implemented during the quarter and the strategic alternatives being explored, including the potential sale of the Broadband business. This assessment considered all of the contemplated strategic alternatives for the Broadband segment, including a potential sale of assets, using a probability-weighted approach. Based on this assessment, the Company determined that the long-lived assets of the Broadband segment were impaired and recorded a $2,200.0 million non-cash impairment charge to reduce the carrying value of these assets. Of the total charge, $1,901.7 million related to tangible fixed assets and $298.3 million related to finite-lived intangible assets.

Deferred Financing Costs — Deferred financing costs are costs incurred in connection with obtaining long-term financing; such costs are amortized as interest expense over the terms of the related debt agreements. The related expense, included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Interest expense and other financing costs”, amounted to $12.5 million and $2.7 million in the third quarter of 2003 and 2002, respectively, and $23.7 million and $7.0 million in the nine-month period ended September 30, 2003 and 2002, respectively.

Asset Retirement Obligations — The Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) as of January 1, 2003. This statement requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. The removal cost is initially capitalized and depreciated over the remaining life of the underlying asset. The associated liability is accreted over the life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as income or loss on disposition. The Company determined the Local segment did not have a liability under SFAS 143, while the Wireless segment and Other segment did have a liability. The Company recorded a liability for removal costs at fair value of approximately $2.6 million and an asset of approximately $2.3 million in the first quarter of 2003 related to the Wireless and Other segments. The assets will be depreciated straight line over the remaining lives of the assets, while the interest component of the liability will be accreted over the remaining lives of the assets. Additionally, the Company recorded a non-recurring increase to net income as a change in accounting principle as of January 1, 2003 of $85.9 million, net of tax. The Local segment recorded $86.3 million of income related to depreciation previously recorded for asset removal costs, offset by $0.4 million of expense recorded in the Wireless segment

Revenue Recognition — The Company recognizes revenue as services are provided. Local and broadband transport service revenue is billed monthly, in advance, with revenue being recognized when earned. Wireless, switched voice and data and Internet product revenue are billed monthly in arrears,

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the sale of the broadband assets in the second and third quarter of 2003 (refer to Note 2), the Company had previously entered into indefeasible right-of-use agreements (“IRU”), which represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated. IRU and related maintenance revenue are included in the broadband transport category of the Broadband segment. Concurrent with the broadband asset sale, the remaining IRU obligations were assumed by the buyer (Refer to Note 2 for a detailed discussion of the sale).

Fiber Exchange Agreements — In connection with the development of its optical network, the Company entered into various agreements to exchange fiber usage rights. The Company accounts for agreements with other carriers to either exchange fiber asset service contracts for capacity or services based on the carrying value of the assets exchanged. Concurrent with the broadband asset sale, the remaining fiber exchange agreements were assumed by the buyer (Refer to Note 2 for a detailed discussion of the sale).

Income Taxes — The income tax provision consists of an amount for taxes currently payable and an expense (or benefit) for tax consequences deferred to future periods. In evaluating the carrying value of its deferred tax assets, the Company considers prior operating results, future taxable income projections, expiration of tax loss carryforwards and ongoing prudent and feasible tax planning strategies. As of September 30, 2003, the Company had a net deferred tax liability of $86.4 million, which included a valuation allowance of $1,118.5 million. The valuation allowance is necessary due to the uncertainties surrounding the ability of the Company’s subsidiary BRCOM to continue as a going concern, which could limit the ultimate realization of certain deferred tax assets. Such deferred tax assets consist substantially of net operating loss carryforwards generated by BRCOM. Upon elimination of these uncertainties, the Company may reverse a substantial portion of the valuation allowance, creating a non-recurring income tax benefit.

The Company reported an income tax benefit of $12.1 million in both the third quarter and first nine months of 2003. This compares to a benefit of $0.3 million and $9.1 million, respectively, reported in the prior year periods. The income tax benefit recorded in 2003 relates substantially to the reversal of certain income tax reserves due to the closure of certain recent IRS audit periods. Additionally, as a result of the valuation allowance recorded against the deferred tax assets of BRCOM in the fourth quarter of 2002, substantially all of the Company’s current income tax expense in 2003 is offset by a corresponding reduction in the valuation allowance.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation — The Company accounts for stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Compensation cost is measured under the intrinsic value method. Stock-based employee compensation cost is not reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the expense that would have been recognized totaled $8.9 million and $7.5 million in the third quarter of 2003 and 2002, respectively, and $26.6 million and $22.4 million in the year-to-date periods ended September 30, 2003 and 2002, respectively. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation in all periods presented.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(dollars in millions except per share amounts)	2003	2002	2003	2002

Net income (loss) applicable to common shareowners:
As reported	$42.1	$1.4	$430.6	$(1,846.7)
Pro forma	$33.2	$(6.1)	$404.0	$(1,869.1)
Basic earnings (loss) per common share:
As reported	$0.19	$0.01	$1.95	$(8.46)
Pro forma determined under fair value, net of related taxes	$0.15	$(0.03)	$1.83	$(8.56)
Diluted earnings (loss) per share:
As reported	$0.18	$0.01	$1.89	$(8.46)
Pro forma	$0.14	$(0.03)	$1.78	$(8.56)

The weighted average fair values at the date of grant for the Company options granted to employees were $1.34 and $1.66 for the three months ended September 30, 2003 and 2002, respectively, and were $1.20 and $3.02 for the nine months ended September 30, 2003 and 2002, respectively. Such amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Expected dividend yield	—	—	—	—
Expected volatility	35.0%	105.0%	35.0%	86.5%
Risk-free interest rate	2.3%	2.5%	2.0%	3.4%
Expected holding period - years	3	3	3	3

Recently Issued Accounting Standards —In December 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), addresses consolidation by business enterprises of variable interest entities. ARB 51 requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective in the first fiscal year or interim period beginning after December 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As the Company does not have any variable interest entities, FIN 46 is expected to have no impact on the Company’s consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2003, the Emerging Issues Task Force (“EITF”) reached consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables"(“EITF 00-21”). This guidance addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 did not have an impact on the Company’s financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 did not have an impact on the Company’s financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on the Company’s financial statements as the Company did not have any financial instruments within the scope of SFAS 150.

2.	Sale of Broadband Assets

On February 22, 2003, the Company entered into a definitive agreement to sell substantially all of its broadband assets for approximately $129.3 million in cash, subject to certain purchase price adjustments, the assumption of certain liabilities and operating contractual commitments and a 3% interest in the underlying broadband business sold. In accordance with SFAS 144, the Company ceased depreciation of the assets to be sold upon entering the definitive agreement. On June 6, 2003 and June 13, 2003, the purchase agreement was amended to, among other things, reduce the purchase price to $108.7 million (an estimated $91.5 million in cash and $17.2 million preliminary working capital promissory note, which was ultimately reduced to zero based on the final working capital position of the broadband business).

On June 13, 2003, the first (and most significant) stage closing was consummated. At the first stage closing, the Company had received regulatory approval in states where approximately 75% of 2002 broadband revenue was generated and effectively transferred control of the broadband business to the buyer. The buyer paid the cash purchase price of $91.5 million, of which $29.3 million was placed into escrow to support certain potential purchase price adjustments and the portion of the purchase price payable upon the consummation of the second and third stage closings.

During the third quarter ended September 30, 2003, the second and third (final) stage closings were consummated as all remaining regulatory approvals had been received. In connection with these closings, the Company received $20.5 million of the $29.3 million escrowed funds. The remaining escrowed funds of $8.8 million will be returned to the buyer in satisfaction of the working capital and

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

receivables post closing purchase price adjustments pursuant to a tentative agreement between the Company and the buyer to settle such amounts.

The Company recorded a gain on sale of broadband assets of $37.3 million during the third quarter of 2003 related to the second and third stage closings and $336.3 million in the first nine months of 2003. The following table summarizes the components of the gain on sale during the first nine months of 2003 (dollars in millions):

Gain on Sale of Broadband Assets

Cash proceeds received	$82.7
Less: Assets sold to buyers
Accounts receivable	73.8
Property, plant and equipment	49.0
Prepaid expenses and other current assets	20.5

Total assets sold to buyers	143.3

Add: Liabilities assumed by buyers
Accounts payable and accrued cost of service	58.1
Unearned revenue	321.4
Other liabilities	10.7

Total liabilities assumed by buyers	390.2

Adjustments for income and other tax reserves	31.1
Net fees, purchase price adjustments, pension curtailment, and indemnification liabilities	(24.4)

Gain on sale of broadband assets	$336.3

The adjustment to income tax reserves relates to certain liabilities recorded in connection with the purchase of the broadband business in 1999 that, as a result of the disposition, are no longer considered necessary. In addition, reserves for certain other taxes (other than income tax), which relate to the broadband business and were recorded subsequent to the acquisition, were similarly reversed as a result of the disposition.

In connection with the purchase agreement, the Company agreed to deliver a parent guaranty in favor of the buyers, guaranteeing (1) all payments required to be made by the BRCOM selling subsidiaries under the purchase agreement and (2) the performance and observance and compliance with all covenants, agreements, obligations, liabilities, representations and warranties of the BRCOM selling subsidiaries under the purchase agreement.

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

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

reflected as a reduction of the gain on sale of broadband assets in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine-month period ended September 30, 2003.

Not more than 30 days after July 1, 2004, the buyers will provide the BRCOM selling subsidiaries with a calculation of cash EBITDA (as defined in the Purchase Agreement) minus capital expenditures for the broadband business for the period from July 1, 2003 to July 1, 2004. If annual cash EBITDA minus capital expenditures for such period is negative $48 million or less, the BRCOM selling subsidiaries will pay to the buyers an amount equal to 35% of the difference between negative $48 million and the amount of annual cash EBITDA minus capital expenditures, provided that the obligation for such reimbursement will not exceed $10 million. The Company has reflected a $10 million liability related to this purchase price adjustment. The BRCOM selling subsidiaries will have no obligation to make the foregoing payment if the buyers sell 51% or more of the equity or voting control of C III or the assets acquired in the broadband sale.

In addition, the Company entered into agreements with the buyer whereby the Company will continue to market the buyer’s broadband products to business customers and purchase capacity on the national network in order to sell long distance services, under the CBAD brand, to residential and business customers in the Greater Cincinnati area market. Due to the ongoing cash flows under these arrangements, the sale of substantially all the broadband assets did not meet the criteria for presentation as a discontinued operation under SFAS 144.

3.	Senior Executive Success-Based Bonuses and Termination Benefits

During the second quarter of 2003, the Company recorded a charge of $6.7 million related to four senior executives for certain success-based incentives and termination benefits in accordance with their employment contracts, including all of the benefits related to its former Chief Executive Officer who resigned effective July 31, 2003. The charge was required as the success plan, as defined in the senior executive employment agreements, was completed upon the first stage closing of the sale of substantially all of the broadband assets on June 13, 2003. The three remaining senior executives, excluding the former Chief Executive Officer, are required to remain with the Company for 180 days following the completion of the success plan. Therefore, during the third quarter of 2003, the Company recorded an additional $2.8 million in incentive and termination benefits, for a total year-to-date charge of $9.5 million. The third quarter and year-to-date charges included $0.9 million and $2.8 million of non-cash expenses related to the accelerated vesting of stock options. The Company expects to record approximately $2.3 million in incentive and termination benefits related to such senior executive employment agreements in the fourth quarter of 2003.

4.	Goodwill and Intangible Assets

The Company adopted SFAS 142 on January 1, 2002. The Company completed the initial impairment test for its Wireless and Broadband segments during the first quarter of 2002, which indicated that the goodwill of its Broadband segment was impaired as of January 1, 2002 and recorded an impairment charge of $2,008.7 million, net of taxes, effective as of January 1, 2002. The impairment charge is reflected as a cumulative effect of change in accounting principle, net of taxes, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2003 and December 31, 2002, goodwill totaled $40.9 million, of which $40.1 related to the Wireless segment and the remaining $0.8 million related to the Other segment.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table details the components of the carrying amount of other intangible assets. Indefinite-lived intangible assets consist primarily of FCC licenses of the Wireless segment. Intangible assets subject to amortization expense consist primarily of licensed trademarks and wireless roaming agreements:

	September 30,	December 31,
(dollars in millions)	2003	2002

Indefinite-lived intangible assets, excluding goodwill	$35.7	$35.7
Intangible assets subject to amortization:
Gross carrying amount	14.3	14.3
Accumulated amortization	(2.6)	(2.2)

Net carrying amount	11.7	12.1

Total other intangible assets	$47.4	$47.8

The estimated intangible asset amortization expense for each of the fiscal years 2003 through 2008 is approximately $0.5 million.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(dollars in millions)	2003	2002	2003	2002

Amortization expense of finite-lived other intangible assets	$0.1	$6.2	$0.4	$19.2

5.	Restructuring and Other Charges

October 2002 Restructuring Charge

In October 2002, the Company initiated a restructuring of BRCOM that was intended to reduce annual expenses. The plan included initiatives to reduce the workforce by approximately 500 positions; reduce line costs by approximately 25% through network grooming, optimization, and rate negotiations; and exit the international wholesale voice business. In addition, Cincinnati Bell Telephone (“CBT”), a wholly owned subsidiary of the Company, initiated a restructuring to realign sales and marketing to focus on enterprise customers. The CBT plan included initiatives to reduce the workforce by approximately 38 positions. The Company recorded restructuring charges of $14.7 million, consisting of $9.4 million related to employee separation benefits and $5.3 million related to contractual terminations. During the second quarter of 2003, a $2.6 million reversal was made to the restructuring reserve due to a settlement related to a contract termination and a $0.6 million reversal was recorded due to a change in estimate related to other terminations of contractual obligations. As of September 30, 2003, 461 employee separations had been completed which utilized reserves of $9.2 million, of which all was cash expended. Total cash expenditures in the first nine months of 2003 amounted to $5.5 million. The Company expects to complete the restructuring plan for both CBT and BRCOM by December 31, 2003.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the activity in this reserve since December 31, 2002:

	Balance			Balance
	December 31,			September 30,
Type of costs (dollars in millions)	2002	Utilizations	Adjustments	2003

Employee separations	$3.5	$(3.3)	$(0.1)	$0.1
Termination of contractual obligations	5.3	(2.2)	(3.1)	—

Total	$8.8	$(5.5)	$(3.2)	$0.1

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

During the first quarter of 2002, the Company recorded additional restructuring charges of $16.5 million resulting from employee separation benefits and costs to terminate contractual obligations, which were actions contemplated in the original plan for which an amount could not be reasonably estimated at that time. During the fourth quarter of 2002, a $1.0 million reversal was made to the restructuring reserve due to a change in estimate related to the termination of contractual obligations. During the third quarter of 2003, a $1.2 million reversal was made to the restructuring reserve to reduce contractual obligations as a result of the sale of the broadband business. In total, the Company expects this restructuring plan to result in cash outlays of $93.5 million and non-cash items of $153.1 million. The Company completed the plan as of December 31, 2002, except for certain lease obligations, which are expected to continue through December 31, 2005.

The restructuring costs include the cost of involuntary employee separation benefits, including severance, medical and other benefits, related to 863 employees across all areas of the Company. As of December 31, 2002, all employee separations had been completed which utilized reserves of $22.4 million, $17.6 million of which was cash expended. Total cash expenditures in the first nine months of 2003 amounted to $6.8 million, which related to the termination of contractual obligations.

In connection with the restructuring plan, the Company performed a review of its long-lived assets to identify any potential impairments in accordance with Statement of Financial Accounting Standard No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). The Company recorded a $148.1 million charge as an expense of operations in accordance with SFAS 121, resulting from the write-off of certain assets related to the closing of data centers, consolidation of office space and curtailment of other Company operations.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the activity in this reserve since December 31, 2002:

	Balance			Balance
	December 31,			September 30,
Type of costs (dollars in millions)	2002	Utilizations	Adjustments	2003

Termination of contractual obligations	$32.2	$(6.8)	$(1.2)	$24.2

Total	$32.2	$(6.8)	$(1.2)	$24.2

6.	Debt

The Company’s debt consists of the following:

	September 30,	December 31,
(dollars in millions)	2003	2002

Short-term debt:
Credit facilities, current portion	$106.0	$172.1
Current maturities of capital lease obligations	6.9	9.0
Current maturities of long-term debt	20.0	20.0
Other short-term debt	2.8	2.6

Total short-term debt	$135.7	$203.7

Long-term debt:
Credit facilities, net of current portion	$533.9	$1,476.0
7¼% Senior notes due 2023	50.0	50.0
Capital lease obligations, net of current portion	26.7	30.0
7¼% Senior notes due 2013	500.0	—
Various Cincinnati Bell Telephone notes, net of current portion	250.0	250.0
16% Senior subordinated discount notes	357.1	—
Convertible subordinated notes	534.5	502.8
9% Senior subordinated notes	—	46.0
12½% Senior notes	—	0.8

Total long-term debt	2,252.2	2,355.6
Less unamortized discount	(44.2)	(0.9)

Total long-term debt, net of unamortized discount	$2,208.0	$2,354.7

Credit Facilities

General

In November 1999, the Company obtained credit facilities totaling $1,800 million from a group of lending institutions. The credit facilities were increased to $2,100 million in January 2000 and again to $2,300 million in June 2001. Total availability under the credit facilities decreased to $1,825 million as of December 31, 2002, following a $335 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of the assets of Cincinnati Bell Directory), $5 million in scheduled repayments of the term debt facilities and $135 million in scheduled commitment reduction of the revolving credit facility. In March 2003, the Company’s credit facilities were also amended to, among other things, extend the revolving commitment, revise the financial covenants, accelerate a portion of the term debt, increase interest rate spreads and allow for the sale of

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

substantially all of the assets of the broadband business. Total availability under the credit facilities decreased to $921.8 million as of September 30, 2003, following a $708.8 million prepayment of the borrowings under the term and revolving credit facilities with the net cash proceeds from the 16% notes and the 7¼% senior notes due 2013, and $194.4 million in scheduled repayments of the term debt facilities. As of September 30, 2003, the credit facilities consisted of $594.6 million in revolving credit, $132.5 million in Term Loan A, $134.6 million in Term Loan B and $60.1 million in Term Loan C.

Use of Credit Facilities

At September 30, 2003, Cincinnati Bell had drawn approximately $639.9 million from the credit facilities’ capacity of approximately $921.8 million, and had outstanding letters of credit totaling $13.1 million, leaving $268.8 million in additional borrowing capacity under its revolving credit facility. Borrowings under the credit facilities have been used to refinance debt and debt assumed as part of the merger with BRCOM in November 1999 and to fund capital expenditures and other working capital needs.

Interest Rates

Borrowings under the credit facilities bear interest, at the Company’s election, at either (1) LIBOR plus 425 basis points in the case of the revolving credit facility or 375 basis points in the case of the term facilities or (2) the base rate (as defined below) plus 325 basis points in the case of the revolving credit facility or 275 basis points in the case of the term facilities. The “base rate” is equal to the higher of the base rate at Citibank, N.A. or the Federal Funds Rate plus one-half of one percent. The weighted-average interest rate on the revolving and term credit facilities was 5.13% and 4.66% for the three months ended September 30, 2003 and 2002, respectively, and 4.79% and 5.49% for the nine months ended September 30, 2003 and 2002, respectively.

Maturity and Amortization

Loans under the Term Loan A facility mature on November 9, 2004, and require payments of $18.8 million in the fourth quarter of 2003 and equal quarterly installments in an aggregate annual principal amount of $113.7 million in 2004. Loans under the Term Loan B facility mature on December 30, 2006 and require payments of $0.3 million in the fourth quarter of 2003 and equal quarterly installments in aggregate annual principal amounts of $1.4 million, $1.4 million and $131.5 million in 2004, 2005 and 2006, respectively. Loans under the Term Loan C facility mature on June 29, 2007 and require payments of $0.2 million in the fourth quarter of 2003 and quarterly installments in aggregate annual principal amounts of $0.6 million, $0.6 million, $29.5 million and $29.2 million in 2004, 2005, 2006 and 2007, respectively. The revolving credit facility matures on March 1, 2006, with a commitment reduction under a schedule providing for four equal quarterly reductions of $46.2 million each in 2005 in an aggregate amount equal to $184.8 million and a final commitment reduction of $409.8 million in the first quarter of 2006.

Fees

The Company pays commitment fees to the lenders quarterly on the undrawn portions of its commitments at a rate equal to 62.5 basis points of the unused amount of borrowing of the revolving credit facility. Additionally, the Company pays letter of credit fees on the available amount under all outstanding letters of credit, a commission to each bank of 0.25% per annum based on its letter of credit commitment, and customary fees for the issuance of letters of credit. In the first nine months of 2003, these commitment fees were approximately $1.4 million.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Voluntary prepayments of borrowings under the credit facilities and voluntary reductions of the unutilized parts of the credit facilities’ commitments are, subject to proper notice, permitted at any time.

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

Security

Obligations under the financing documents governing the credit facilities are collateralized by perfected first priority pledges and security interests in the following:

(1)	substantially all of the equity interests of the Company’s subsidiaries (other than Cincinnati Bell Wireless LLC and certain BRCOM subsidiaries); provided that the pledge of equity of BRCOM and its subsidiaries only secure borrowings by BCSI Inc., but not borrowings by Cincinnati Bell Inc., under the credit facilities, and

(2)	substantially all of the Company’s and each of the Company’s subsidiaries, (other than Cincinnati Bell Telephone, certain Cincinnati Bell Wireless subsidiaries and certain BRCOM subsidiaries), other tangible and intangible assets, including accounts receivable, inventory, contract rights, equipment, intellectual property, general intangibles, investment property and proceeds of the foregoing; provided that the assets of BRCOM and its subsidiaries only secure borrowings by BCSI Inc., but not borrowings by Cincinnati Bell Inc., under the credit facilities.

Covenants

The financing documents governing the credit facilities contain financial covenants that require the maintenance of certain debt to EBITDA (as defined in the Credit Agreement), senior secured debt to EBITDA and interest coverage ratios, as well as limit its capital expenditures. The credit facilities also contain restrictive covenants that, among other things, limit the Company’s ability to do the following: incur additional debt or liens; pay dividends; repurchase Cincinnati Bell common stock; sell, lease,

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

transfer or dispose of assets; make investments; or merge with another company. As of September 30, 2003 the Company was in compliance with all of the covenants of the credit facilities.

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

The Company’s credit facilities provide that a bankruptcy or insolvency of BRCOM or any of its subsidiaries, a judgment against BRCOM or any of its subsidiaries and breaches by BRCOM or any of its subsidiaries of the negative covenants would not constitute an event of default with respect to the Company. These terms continue to allow remedies to be exercised against BRCOM and are treated as BRCOM events of default, but not events of default of the Company.

BRCOM Arrangements

Pursuant to the amendment obtained in March 2003, future net cash investments or other cash infusions in BRCOM and its subsidiaries after October 1, 2002, are limited (subject to certain exceptions) to an aggregate amount not to exceed the sum of (a) $118.0 million plus (b) the aggregate amount of net cash dividends and distributions paid by BRCOM and its subsidiaries to the Company after October 1, 2002 plus or minus (c) the net position of BRCOM and its subsidiaries under the Company’s centralized cash management system. As of September 30, 2003, the Company had the ability to invest or otherwise provide an additional $87.9 million in funding to BRCOM. In addition, BRCOM’s cash balance as of September 30, 2003 was $0.1 million, for total BRCOM liquidity of $88.0 million. Also, corporate separateness covenants require the Company to maintain legal and operational separation between BRCOM and its subsidiaries, on the one hand, and Cincinnati Bell and its other subsidiaries, on the other hand.

7¼% Senior Notes Due 2023

In 1993, the Company issued $50.0 million of 7¼% Senior notes due 2023 (the “7¼% Senior notes due 2023”). The indenture related to these 7¼% Senior notes due 2023 does not subject the Company to restrictive financial covenants. However, the 7¼% Senior notes due 2023 do contain a covenant that provides that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding notes equally and ratably with the indebtedness or obligations secured by such liens. The 7¼% Senior notes due 2023 are secured with assets by virtue of the lien granted under the Company’s credit facilities.

7¼% Senior Notes Due 2013

On July 11, 2003 the Company issued $500.0 million of 7¼% senior unsecured notes due 2013 (the “7¼% Senior notes due 2013”) by means of a private placement. Net proceeds totaled $488.8 million and were used to prepay term credit facilities and permanently reduce commitments under the Company’s revolving credit facility. As a result, the Company recorded a non-cash charge of $8.4 million during the third quarter of 2003 to “Interest expense and other financing costs” to write-off deferred financing costs related to the Company’s existing credit facilities. Interest on the 7¼% Senior notes due 2013 will be payable in cash in arrears semi-annually on January 15 and July 15 of each year, commencing on January 15, 2004. The 7¼% Senior notes due 2013 are unsecured obligations and will rank equally with all of the Company’s existing and future senior debt and will rank senior to all existing and future subordinated debt. The Company’s subsidiaries, excluding

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cincinnati Bell Telephone, Cincinnati Bell Wireless, BRCOM and its subsidiaries, unconditionally guarantee the 7¼% Senior notes due 2013 on a senior unsecured basis. The 7¼% Senior notes due 2013 contain customary covenants for notes of this type, including the following: limitations on dividends and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries; indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; redemption of debt that is junior in right of payment; issuances of senior subordinated debt, restrictions on dealing with BRCOM and its subsidiaries; and mergers and consolidations. During the quarter ended September 30, 2003, and since inception, the Company recorded $8.0 million of cash interest expense related to the senior notes.

Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”). SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability. The Company had $33.6 million in total indebtedness relating to capitalized leases as of September 30, 2003, $26.7 million of which was considered long-term.

Other Short-Term Debt

The Company maintains a short-term revolving vendor financing arrangement for its information technology consulting business, which had an outstanding balance of $2.8 million and $2.6 million as of September 30, 2003 and December 31, 2002, respectively. The Company has the ability to borrow up to $3.5 million under this arrangement, which is secured by an irrevocable $2.0 million letter of credit against its revolving credit facility. The interest rate charged on the borrowings is variable based on the prime rate and was 6.0% during the first nine months of 2003.

Cincinnati Bell Telephone Notes

CBT has $120.0 million in corporate notes outstanding that are guaranteed by Cincinnati Bell Inc. but not the subsidiaries of Cincinnati Bell Inc. These notes have original maturities of up to 30 years and mature at various intervals between 2003 and 2028. As of September 30, 2003, $100.0 million was considered long-term indebtedness and $20 million due December 30, 2003 was classified as short-term debt. Interest rates on this indebtedness range from 6.24% to 7.27%.

In November 1998, CBT issued $150.0 million in aggregate principal amount of 6.30% unsecured senior notes due 2028 (the “6.30% notes”), which are not guaranteed.

16% Senior Subordinated Discount Notes

On March 26, 2003, the Company received $350.0 million of gross cash proceeds from the issuance of the 16% Senior Subordinated Discount notes (the “16% notes”). Proceeds from the 16% notes, net of fees, were used to pay down borrowings under the Company’s credit facilities. Interest on the 16% notes is payable semi-annually on each of June 30 and December 31 of 2003 through 2006 and then on each of June 30, 2007, January 20, 2008 and on the maturity date of January 20, 2009, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount. In addition, purchasers of the 16% notes received 17.5 million common stock warrants, subject to antidilution provisions, each to purchase

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

one share of Cincinnati Bell common stock at $3.00 each, which expire in March 2013. Of the total gross proceeds received, $47.5 million was allocated to the fair value of the warrants using the Black-Scholes option-pricing model and was recorded as a discount on the 16% notes. During the quarter ended September 30, 2003, the Company recorded $3.5 million of non-cash interest expense related to the 16% notes. Through September 30, 2003 and since inception, the Company has recorded $7.1 million in cumulative, non-cash interest expense and has adjusted the carrying amount of the debt accordingly. The Company incurred $10.6 million and $21.6 million of cash interest expense related to these notes in third quarter and in the first nine months of 2003, respectively. In addition, the 16% notes were issued at a discount of $47.5 million. In the third quarter of 2003, the Company recognized $2.1 million of non-cash interest expense related to the amortization of the discount and $4.2 million year-to-date through September 30, 2003.

The indenture governing the 16% notes restricts the Company’s ability to make investments or other cash infusions in BRCOM and its subsidiaries. Specifically, the Company may not, among other things:

(1)	make any restricted payments to,

(2)	issue capital stock to,

(3)	make any investment in (including guaranteeing obligations or purchasing assets for BRCOM or making any payments in respect of operating expenses or net operating losses of BRCOM), or

(4)	allow any tax reimbursement for the benefit of,

BRCOM beyond an aggregate amount of $118.0 million (plus net cash dividends or net cash distributions made by BRCOM to the Company) after October 1, 2002. As of September 30, 2003, the Company had the ability to invest or otherwise provide an additional $87.9 million in BRCOM. In addition, BRCOM’s cash balance as of September 30, 2003 was $0.1 million, for total BRCOM liquidity of $88.0 million. This restriction does not apply to certain items permitted in the indenture.

The indenture governing the 16% notes contains customary covenants for notes of this type, including the following: limitations on dividends and other restricted payments; dividend and other payment restrictions affecting its subsidiaries; indebtedness; asset dispositions; transactions with affiliates; liens; issuances and sales of capital stock of subsidiaries; issuances of senior subordinated debt; restrictions on dealing with BRCOM and its subsidiaries; and mergers and consolidations.

Convertible Subordinated Notes

In July 1999, the Company issued $400.0 million of 10-year, convertible subordinated debentures to Oak Hill Capital Partners, L.P. These notes are convertible into common stock of the Company at an adjusted price of $29.27 per common share at the option of the holder. In March 2003, the Company entered into a supplemental indenture amending certain terms governing the Convertible Subordinated Notes. The supplemental indenture increased the paid-in-kind interest by 2¼% from March 2003 through redemption in July 2009, resulting in a per annum interest rate of 9%. Interest expense will be paid in cash semi-annually on January 21 and July 21 of each year at a rate of 6¾% per annum, commencing on January 21, 2005. The additional 2¼% will accrete, or be added to the principal balance, through the redemption date in July 2009. The supplemental indenture also allowed for the sale of substantially all of the assets of the Company’s Broadband segment, provided that a bankruptcy of BRCOM would not constitute an event of default, amended the definition of change in control by increasing the ownership threshold deemed to be a change in control from 20% of outstanding shares to 45% of outstanding shares and included covenants restricting the ability of the Company to incur debt and consummate certain asset dispositions. Since inception, Oak Hill Capital Partners, L.P. have held in

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the aggregate at least two-thirds of the convertible subordinated notes issued, which entitled them to designate one director to the Company’s board of directors. Through September 30, 2003 and since inception, the Company has recorded $134.5 million in cumulative, non-cash interest expense and has adjusted the carrying amount of the debt accordingly. During the three and nine months ended September 30, 2003, the Company recorded $11.8 million and $31.7 million, respectively, of non-cash interest expense related to the convertible subordinated notes.

9% Senior Subordinated Notes (BRCOM)

In 1998, BRCOM (then known as IXC Communications) issued $450.0 million of 9% senior subordinated notes due 2008 (“the 9% notes”). In January 2000, $404.0 million of these 9% notes were redeemed through a tender offer as a result of the change of control provision of the related indenture. In March 2003, the Company entered into an exchange and voting agreement with holders of the 9% notes. On September 8, 2003, the Company exchanged the remaining $46.0 million of the 9% notes and $1.6 million in accrued interest for approximately 11.1 million shares of common stock of the Company, which had a fair value of $65.0 million at the exchange date. As a result, the Company recorded a loss on extinguishment of debt of $17.4 million during the third quarter of 2003. Upon completion of the exchange, the indenture related to the 9% notes was terminated.

12½% Senior Notes (BRCOM)

On June 16, 2003, the Company permanently retired BRCOM’s remaining $0.8 million outstanding 12½% senior notes due 2005.

Debt Maturity Schedule

The following table summarizes the Company’s annual maturities of debt and minimum payments under capital leases for the five years subsequent to September 30, 2003, and thereafter:

		Capital	Total
(dollars in millions)	Debt	Leases	Debt

Year of Maturity
October 1, 2003 to December 31, 2003	$42.0	$1.7	$43.7
2004	115.7	6.3	122.0
2005	22.0	4.3	211.1
2006	473.8	2.8	291.8
2007	29.2	2.4	31.6
Thereafter	1,671.6	16.1	1,687.7

Total debt	2,354.3	33.6	2,387.9
Less unamortized discount	(44.2)	—	(44.2)

Total debt, net of discount	$2,310.1	$33.6	$2,343.7

7.	Financial Instruments

Statement of Financial Accounting Standard SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that all derivative instruments be recognized on the balance sheet at fair value. Fair values are determined based on quoted market prices of comparable instruments, if available, or on pricing models using current assumptions. On the date the financial instrument is

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

entered into, the Company designates it as either a fair value or cash flow hedge. As of September 30, 2003, the Company’s derivative contracts, consisting solely of interest rate contracts, have been determined to be highly effective cash flow hedges. In accordance with SFAS 133, unrealized gains and losses of highly effective cash flow hedges are recorded in other comprehensive income (loss).

Interest Rate Contracts

From time to time the Company enters into interest rate swap agreements with the intent of limiting its exposure to movements in interest rates. Interest rate swap agreements are contractual agreements between two parties for the exchange of interest payment streams on a notional principal amount at an agreed upon fixed or floating rate, for a defined time period. These agreements are hedges against movements in the LIBOR rate, which determines the rate of interest paid by the Company on debt obligations under its credit facilities (refer to Note 6). Realized gains and losses from the interest rate swaps are recognized as an adjustment to interest expense in each period. Such amounts included in interest expense totaled $1.7 million and $3.6 million in the third quarter of 2003 and 2002, respectively, and $6.5 million and $10.4 million in the nine-month periods ended September 30, 2003 and 2002, respectively. The interest rate swap agreements in place as of September 30, 2003 expire throughout the remainder of 2003. At September 30, 2003, the interest rate swaps on notional amounts of $70 million were a liability with a fair value of $0.5 million, resulting in inception-to-date, after-tax net losses in other comprehensive income (loss) (“OCI”) of $1.1 million. During the nine-month period ended September 30, 2003, the fair value of the interest rate swaps increased, causing a decrease to the associated liability carried on the balance sheet to $0.5 million from a liability of $7.2 million at December 31, 2002. Accordingly, a year-to-date, after-tax net gain of $4.3 million was recognized in OCI.

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

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months		Nine Months
(dollars and shares in millions,	Ended September 30,		Ended September 30,
except per common share amounts)	2003	2002	2003	2002

Numerator:
Income (loss) from continuing operations before discontinued operations and cumulative effects of changes in accounting principles	$44.7	$4.0	$352.5	$(47.8)
Preferred stock dividends	2.6	2.6	7.8	7.8

Numerator for basic and diluted EPS - income (loss) from continuing operations applicable to common shareowners	$42.1	$1.4	$344.7	$(55.6)

Denominator for basic EPS - weighted average common shares outstanding	225.4	218.5	221.1	218.3
Dilution:
Stock options and warrants	9.7	—	6.3	—
Stock-based compensation arrangements	0.1	0.4	0.1	—

Denominator for diluted EPS per common share	235.2	218.9	227.5	218.3

Basic EPS from continuing operations	$0.19	$0.01	$1.56	$(0.26)

Diluted EPS from continuing operations	$0.18	$0.01	$1.51	$(0.26)

The inclusion in the diluted shares calculation of 0.1 million shares related to unvested restricted stock and 9.7 million shares related to vested “in-the-money” stock options and warrants during the third quarter of 2003 had a $0.01 per share impact on the diluted EPS calculation. For the nine months ended September 30, 2003, approximately 0.1 million shares related to unvested restricted stock and 6.3 million shares related to vested “in-the-money” stock options and warrants are included in the denominator of the diluted EPS calculation and had an impact of $0.05 per share on the diluted EPS calculation. For the three and nine months ended September 30, 2003, approximately 18.3 million shares related to the convertible subordinated notes and 4.5 million shares related to the convertible preferred stock are not included in the denominator of the EPS calculation because the effect of their inclusion in the EPS calculation would be anti-dilutive based on the “if converted” calculation. The total number of potential additional shares outstanding related to stock options, warrants, restricted stock, and the assumed conversion of the Company’s 6¾% convertible preferred stock and convertible subordinated debentures was approximately 68 million and 53 million at September 30, 2003 and 2002, respectively, if all stock options and warrants currently outstanding were exercised, restrictions on restricted stock were to lapse and all convertible securities were to convert.

9.	Minority Interest

	September 30,	December 31,
(dollars in millions)	2003	2002

Minority interest consists of:
12½% Junior Exchangeable Preferred Stock	$—	$414.4
Minority Interest in Cincinnati Bell Wireless held by AT&T Wireless Services Inc. (“AWS”)	39.3	27.7
Other	0.7	1.8

Total	$40.0	$443.9

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2003, the Company reached an agreement with holders of more than two-thirds of BRCOM’s 12½% Junior Exchangeable Preferred Stock (the “12½% Preferreds”) to exchange this preferred stock for common stock of the Company. On September 8, 2003 the Company completed the exchange and issued approximately 14.1 million shares of Cincinnati Bell Inc. common stock. Pursuant to the exchange offer, holders of the 12½% Preferreds who tendered their shares were not paid any accumulated or unpaid dividends. These exchanges resulted in the retirement of $412.4 million of minority interest obligations and $64.9 million in accrued dividends of the Company. Additional paid in capital increased $469.2 million, which is net of fees of $8.1 million as a result of the exchange. Concurrently with the preferred stock exchange offer, the Company solicited consents from holders of BRCOM preferred stock to amend the certificate of the designation under which the shares were issued to eliminate all voting rights and restrictive covenants. Upon completion of the exchange and a related subsidiary merger, there are no longer any shares of the 12½% Preferreds outstanding.

Through November 15, 1999, dividends on the 12½% Preferreds were being effected through additional shares of the 12½% Preferreds. On November 16, 1999, the Company converted to a cash pay option for these dividends. Dividends on the 12½% Preferreds are classified as “Minority interest expense” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and are approximately $8.8 million and $11.6 million in the third quarter of 2003 and 2002, respectively, and $32.0 million and $34.7 million, respectively, for the nine months ended September 30, 2003 and 2002.

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

During 2003 and in prior years, certain employees and directors of the Company were granted stock options and other stock-based awards under the Company’s Long-Term Incentive Plan (“Company LTIP”). Under the Company LTIP, options are granted with exercise prices that are no less than market value of the stock at the grant date. Generally, stock options and stock appreciation rights have ten-year terms and vest over three to five years. The number of shares authorized and available for grant under the Company LTIP were approximately 50.0 million and 22.7 million, respectively, at September 30, 2003.

The Company granted 32,800 and 202,200 options during the three months ended September 30, 2003 and 2002, respectively, and granted 220,050 and 1,157,400 options during the nine months ended September 30, 2003 and 2002, respectively. Approximately 2,845,000 options granted to former BRCOM employees were cancelled in the second quarter of 2003 in conjunction with the broadband sale on June 13, 2003 (Refer to Note 2).

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the status of Company stock options outstanding and exercisable at September 30, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted Average
Range of		Remaining Contractual	Weighted Average		Weighted Average
Exercise Prices	Shares	Life in Years	Exercise Price	Shares	Exercise Price

$1.88 to $7.27	6,031	7.88	$3.98	1,906	$4.93
$7.63 to $12.46	5,634	7.48	$9.86	3,681	$9.98
$12.98 to $16.75	5,962	5.04	$15.59	5,838	$15.58
$16.78 to $22.84	6,289	6.18	$19.33	5,258	$19.55
$23.12 to $38.19	3,415	6.47	$30.08	2,987	$30.60

Total	27,331	6.61	$14.52	19,670	$16.84

11.	Business Segment Information

The Company is organized on the basis of products and services. The Company’s segments are strategic business units that offer distinct products and services and are aligned with specific subsidiaries of the Company. The Company operates in the four business segments; Local, Wireless, Other and Broadband as described below.

The Local segment provides local telephone service, network access, data transport (including ADSL), high-speed and dial-up Internet access, inter-lata toll, as well as other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. This market consists of approximately 2,400 square miles located within an approximately 25-mile radius of Cincinnati, Ohio. Services are provided through the Company’s Cincinnati Bell Telephone (“CBT”) subsidiary.

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

The Broadband segment previously provided data and voice communication services nationwide through the Company’s BRCOM subsidiary. These services were provided over approximately 18,700 route miles of fiber-optic transmission facilities. Broadband segment revenue was generated by broadband transport through private line and IRU agreements, Internet services utilizing technology based on Internet protocol (“IP”), and switched voice services provided to both wholesale and retail customers.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the second and third quarters of 2003, the Company sold substantially all of its broadband assets, which is reported in the Broadband segment (refer to Note 2). The Broadband segment continues to offer information technology consulting (“IT consulting”), data collocation and managed services through the Company’s Cincinnati Bell Technology Solutions subsidiary.

For segment reporting purposes, the Local segment historically reported revenue for services provided by the Broadband segment in the Greater Cincinnati area and a corresponding cost of service related to such broadband revenue equal to approximately 80% of such revenue. The Broadband segment recorded revenue equal to the cost recorded in the Local segment. In connection with the sale, the Company entered into an agreement with the buyer to continue to market the buyer’s broadband products to customers in the Greater Cincinnati area market. Under this agreement, as of June 13, 2003, the Local segment began recording commission revenue for services provided by the buyers and the buyers began recording a marketing expense for the corresponding services sold by the Local segment. Historical results for both the Local segment and Broadband segment have been recast to reflect the marketing agreement as if it had been in place in all periods presented. The net impact to the Local segment is a reduction in revenue and a corresponding reduction in cost of services, with no impact on operating income. The net impact to the Broadband segment is an increase in revenue and a corresponding increase in SG&A expense, with no impact on operating income. On a consolidated basis the recasting of these results had no impact on the Company’s results of operations, financial position, and cash flows.

For segment reporting purposes through the June 13, 2003 first stage closing of the sale of the broadband assets, the Other segment reported revenue for long distance switched voice minutes provided by the Broadband segment to customers in the Greater Cincinnati area. The Other segment recorded a corresponding cost of service based on the market rate margins for the resale of long distance switched voice minutes to third parties. The Broadband segment recorded revenue equal to the cost recorded in the Other segment. The cost recorded by the Other segment and revenue recorded by the Broadband segment were eliminated in consolidation. After the completion of the sale of the broadband assets, the Other segment will continue to record revenue for customers in the Greater Cincinnati area, but will record costs to an unrelated third-party vendor, the buyer, which will no longer be eliminated in consolidation.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment. The Company’s business segment information is as follows:

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002
(dollars in millions)
Revenue
Local	$203.4	$202.8	$611.7	$616.6
Wireless	65.1	68.9	196.9	201.8
Other	20.8	20.5	61.7	61.6
Broadband	32.0	298.3	422.1	848.2
Intersegment	(6.0)	(20.2)	(45.8)	(58.9)

Total Revenue	$315.3	$570.3	$1,246.6	$1,669.3

Intersegment Revenue
Local	$4.2	$9.1	$22.7	$25.8
Wireless	0.5	0.1	0.7	0.2
Other	0.2	0.1	0.3	0.1
Broadband	1.1	10.9	22.1	32.8

Total Intersegment Revenue	$6.0	$20.2	$45.8	$58.9

Operating Income (Loss)
Local	$79.6	$70.6	$227.1	$213.0
Wireless	19.4	22.0	61.0	56.1
Other	3.1	0.9	6.6	1.8
Broadband	33.2	(28.1)	297.1	(156.8)
Corporate and Eliminations	(5.7)	(4.7)	(18.5)	(8.8)

Total Operating Income	$129.6	$60.7	$573.3	$105.3

Capital Additions
Local	$20.8	$22.7	$58.0	$57.1
Wireless	16.1	4.4	32.2	25.2
Other	0.3	0.1	0.6	0.6
Broadband	0.1	12.9	3.9	56.9
Corporate and Eliminations	—	0.1	0.1	0.1

Total Capital Additions	$37.3	$40.2	$94.8	$139.9

Depreciation and Amortization
Local	$31.5	$38.0	$93.9	$109.9
Wireless	7.5	8.2	22.8	23.3
Other	0.5	0.5	1.5	1.4
Broadband	0.1	80.0	2.4	235.8
Corporate and Eliminations	0.2	0.1	0.4	0.4

Total Depreciation and Amortization	$39.8	$126.8	$121.0	$370.8

Assets (at September 30, 2003 and December 31, 2002)
Local	$800.4	$767.4
Wireless	385.8	379.3
Other	21.7	17.1
Broadband	31.0	239.1
Corporate and Eliminations	129.3	64.7

Total Assets	$1,368.2	$1,467.6

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Supplemental Guarantor Information

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

The following information sets forth the condensed consolidating balance sheets of the Company as of September 30, 2003 and December 31, 2002 and the condensed consolidating statements of operations and cash flows for the periods ended September 30, 2003 and 2002.

Condensed Consolidating Statements of Operations
(dollars in millions)

	For the quarter ended September 30, 2003

	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total

Revenue	$—	$203.4	$117.9	$(6.0)	$315.3
Operating costs, expenses, gains and losses	5.7	123.8	62.2	(6.0)	185.7

Operating income (loss)	(5.7)	79.6	55.7	—	129.6
Equity in earnings (loss) of subsidiaries and discontinued operations	241.9	—	—	(241.9)	—
Interest expense	59.1	5.3	18.4	(15.6)	67.2
Other expense (income), net	(6.7)	(0.1)	21.0	15.6	29.8

Income (loss) before income taxes	183.8	74.4	16.3	(241.9)	32.6
Income tax expense (benefit)	139.1	26.5	(177.7)	—	(12.1)

Income (loss) from continuing operations	44.7	47.9	194.0	(241.9)	44.7

Net income (loss)	$44.7	$47.9	$194.0	$(241.9)	$44.7

	For the quarter ended September 30, 2002

	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total

Revenue	$—	$202.8	$387.7	$(20.2)	$570.3
Operating costs, expenses, gains and losses	4.6	132.2	393.0	(20.2)	509.6

Operating income (loss)	(4.6)	70.6	(5.3)	—	60.7
Equity in earnings (loss) of subsidiaries and discontinued operations	23.0	—	—	(23.0)	—
Interest expense	33.9	5.4	20.9	(20.1)	40.1
Other expense (income), net	(7.7)	(0.7)	5.2	20.1	16.9

Income (loss) before income taxes	(7.8)	65.9	(31.4)	(23.0)	3.7
Income tax expense (benefit)	(11.8)	23.3	(11.8)	—	(0.3)

Income (loss) from continuing operations	4.0	42.6	(19.6)	(23.0)	4.0

Net income (loss)	$4.0	$42.6	$(19.6)	$(23.0)	$4.0

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Operations
(dollars in millions)

	For the nine months ended September 30, 2003

	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total

Revenue	$—	$611.7	$680.7	$(45.8)	$1,246.6
Operating costs, expenses, gains and losses	18.5	384.6	316.0	(45.8)	673.3

Operating income (loss)	(18.5)	227.1	364.7	—	573.3
Equity in earnings (loss) of subsidiaries and discontinued operations	615.2	—	—	(615.2)	—
Interest expense	147.6	15.7	66.8	(56.3)	173.8
Other expense (income), net	(23.9)	(0.7)	27.4	56.3	59.1

Income (loss) before income taxes and cumulative effect of change in accounting principle	473.0	212.1	270.5	(615.2)	340.4
Income tax expense (benefit)	120.4	75.4	(207.9)	—	(12.1)

Income (loss) from continuing operations and cumulative effect of change in accounting principle	352.5	136.7	478.5	(615.2)	352.5
Cumulative effect of change in accounting principle, net of tax	85.9	86.3	(0.4)	(85.9)	85.9

Net income (loss)	$438.4	$223.0	$478.1	$(701.1)	$438.4

	For the nine months ended September 30, 2002

	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total

Revenue	$—	$616.6	$1,111.8	$(59.1)	$1,669.3
Operating costs, expenses, gains and losses	9.0	403.6	1,210.7	(59.3)	1,564.0

Operating income (loss)	(9.0)	213.0	(98.9)	0.2	105.3
Equity in earnings (loss) of subsidiaries and discontinued operations	237.1	—	—	(237.1)	—
Interest expense	99.5	16.8	59.0	(57.9)	117.4
Other expense (income), net	(21.1)	(2.0)	10.0	57.9	44.8

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	149.7	198.2	(167.9)	(236.9)	(56.9)
Income tax expense (benefit)	(20.1)	70.2	(59.2)	—	(9.1)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	169.8	128.0	(108.7)	(236.9)	(47.8)
Income from discontinued operations, net of tax	—	—	217.6	—	217.6
Cumulative effect of change in accounting principle, net of tax	(2,008.7)	—	(2,008.7)	2,008.7	(2,008.7)

Net income (loss)	$(1,838.9)	$128.0	$(1,899.8)	$1,771.8	$(1,838.9)

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheets
(dollars in millions)

	As of September 30, 2003

	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total

Cash and cash equivalents	$29.9	$2.1	$0.9	$—	$32.9
Receivables, net	—	77.0	62.0	—	139.0
Other current assets	7.5	51.3	12.0	(1.1)	69.7

Total current assets	37.4	130.4	74.9	(1.1)	241.6
Property, plant and equipment, net	1.3	657.6	264.3	—	923.2
Goodwill and other intangibles, net	—	—	88.3	—	88.3
Investments and advances in subsidiaries	212.5	—	—	(212.5)	—
Other noncurrent assets	(38.1)	12.4	16.6	124.2	115.1

Total assets	$213.1	$800.4	$444.1	$(89.4)	$1,368.2

Short-term debt	$106.0	$26.9	$2.8	$—	$135.7
Accounts payable	1.0	33.6	24.4	—	59.0
Other current liabilities	(239.1)	73.3	255.9	151.9	242.0

Total current liabilities	(132.1)	133.8	283.1	151.9	436.7
Long-term debt, less current portion	1,791.1	276.2	140.7	—	2,208.0
Other noncurrent liabilities	86.9	110.7	47.5	(28.8)	216.3
Intercompany payables	—	19.8	559.9	(579.7)	—

Total liabilities	1,745.9	540.5	1,031.2	(456.6)	2,861.0
Minority interest	—	—	40.0	—	40.0
Shareowners’ equity (deficit)	(1,532.8)	259.9	(627.1)	367.2	(1,532.8)

Total liabilities and shareowners’ equity (deficit)	$213.1	$800.4	$444.1	$(89.4)	$1,368.2

	As of December 31, 2002

	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total

Cash and cash equivalents	$38.6	$2.6	$3.7	$—	$44.9
Restricted Cash	7.0				$7.0
Receivables, net	—	87.1	203.5	—	290.6
Other current assets	4.7	43.4	19.8	(0.6)	67.3
Intercompany receivables	—	64.7	—	(64.7)	—

Total current assets	50.3	197.8	227.0	(65.3)	409.8
Property, plant and equipment, net	1.7	560.8	305.4	—	867.9
Goodwill and other intangibles, net	—	—	88.7	—	88.7
Investments and advances in subsidiaries	(571.7)	—	—	571.7	—
Other noncurrent assets	113.1	8.8	22.8	(43.5)	101.2

Total assets	$(406.6)	$767.4	$643.9	$462.9	$1,467.6

Short-term debt	$172.1	$26.8	$4.8	$—	$203.7
Accounts payable	1.7	50.8	76.9	—	129.4
Other current liabilities	36.4	78.5	284.9	4.2	404.0

Total current liabilities	210.2	156.1	366.6	4.2	737.1
Long-term debt, less current portion	1,835.4	278.9	240.4	—	2,354.7
Other noncurrent liabilities	96.1	74.8	357.6	(48.3)	480.2
Intercompany payables	—	—	1,804.9	(1,804.9)	—

Total liabilities	2,141.7	509.8	2,769.5	(1,849.0)	3,572.0
Minority interest	—	—	29.5	414.4	443.9
Redeemable preferred stock	—	—	414.4	(414.4)	—
Shareowners’ equity (deficit)	(2,548.3)	257.6	(2,569.5)	2,311.9	(2,548.3)

Total liabilities and shareowners’ equity (deficit)	$(406.6)	$767.4	$643.9	$462.9	$1,467.6

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows
(dollars in millions)

	For the nine months ended September 30, 2003

	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total

Cash Flows from operating activities	$277.6	$196.4	$(243.4)	$—	$230.6

Capital expenditures	(0.1)	(58.0)	(36.7)	—	(94.8)
Proceeds from sale of broadband assets	—	—	82.7	—	82.7
Other investing activities	3.2	—	(2.2)	—	1.0

Cash Flows provided by (used in) investing activities	3.1	(58.0)	43.8	—	(11.1)

Issuance of long-term debt	850.0	—	—	—	850.0
Capital contributions	(124.1)	(136.2)	260.3	—	0.0
Repayment of long-term debt	(955.8)	—	(52.3)	—	(1,008.1)
Short-term borrowings (repayments), net	—	(2.7)	(2.0)	—	(4.7)
Issuance of common shares - exercise of stock options	1.6	—	—	—	1.6
Other financing activities	(61.1)	—	(9.2)	—	(70.3)

Cash Flows provided by (used in) financing activities	(289.4)	(138.9)	196.8	—	(231.5)

Increase (decrease) in cash and cash equivalents	(8.7)	(0.5)	(2.8)	—	(12.0)
Beginning cash and cash equivalents	38.6	2.6	3.7	—	44.9

Ending cash and cash equivalents	$29.9	$2.1	$0.9	$—	$32.9

	For the nine months ended September 30, 2002

	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total

Cash Flows provided by (used in) operating activities	$13.4	$243.5	$(126.8)	$—	$130.1

Capital expenditures	(0.1)	(57.1)	(82.7)	—	(139.9)
Proceeds from sale of discontinued operations	—	—	345.0	—	345.0
Other investing activities	—	—	23.3	—	23.3

Cash Flows provided by (used in) from investing activities	(0.1)	(57.1)	285.6	—	228.4

Issuance of long-term debt	—	—	113.1	—	113.1
Capital contributions	399.9	(156.3)	(243.6)	—	—
Repayment of long-term debt	(398.8)	(20.0)	—	—	(418.8)
Short-term borrowings (repayments), net	—	(5.0)	(2.5)	—	(7.5)
Issuance of common shares - exercise of stock options	0.5	—	—	—	0.5
Other financing activities	(16.4)	—	(24.7)	—	(41.1)

Cash Flows provided by (used in) financing activities	(14.8)	(181.3)	(157.7)	—	(353.8)

Increase (decrease) in cash and cash equivalents	(1.5)	5.1	1.1	—	4.7
Beginning cash and cash equivalents	17.3	—	12.7	—	30.0

Ending cash and cash equivalents	$15.8	$5.1	$13.8	$—	$34.7

13.	Discontinued Operations

On March 8, 2002, the Company sold substantially all of the assets of its former Cincinnati Bell Directory (“CBD”) subsidiary to a group of investors for $345.0 million in cash and a 2.5% equity stake in the newly formed entity. CBD published Yellow Pages directories and sold directory advertising and informational services in Cincinnati Bell Telephone’s local service area. In the first quarter of 2002, the Company recorded a pre-tax gain of $328.3 million ($211.8 million, net of taxes) and $5.8 million of net

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

income related to the operations of CBD from January 1 through March 8, 2002 in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Income from discontinued operations, net of taxes.”

Selected financial information for the discontinued operations is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(dollars in millions)	2003	2002	2003	2002

Revenue	$—	$—	$—	$15.7

Income from discontinued operations	—	—	—	9.0
Gain on disposition of discontinued operations	—	—	—	328.3
Income tax expense (including $116.5 expense on disposition of discontinued operations)	—	—	—	119.7

Income from discontinued operations, net of tax	$—	$—	$—	$217.6

The effective tax rate of discontinued operations was 35.5% in all periods presented.

14.	Commitments and Contingencies

Commitments

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services, which remains in effect until June 30, 2008. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting, technical support and customer support services for the Company. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. The Company’s annual minimum commitment is $45.0 million.

The broadband business had contractual obligations to utilize network facilities from various interexchange and local exchange carriers. These contracts were based on a fixed monthly rate with terms extending on certain contracts through 2021. The buyer of substantially all of the broadband assets assumed capital lease commitments and certain liabilities of $390.2 million and operating contractual commitments of approximately $271.1 million, including the obligations associated with network utilization, upon the first stage closing of the sale on June 13, 2003.

Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

During 2002 and 2003, a number of putative class action and derivative lawsuits were filed in the United States District Court for the Southern District of Ohio and the Ohio Court of Common Pleas, Hamilton County Division, respectively, on behalf of purchasers of the securities of the Company between January 17, 2001 and May 20, 2002, inclusive (the “Class Period”). The complaints allege that the Company,

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and two of its former Chief Executive Officers (“CEOs”) violated federal securities laws by allegedly issuing material misrepresentations to the market during the Class Period, which misrepresentations resulted in an artificially inflated market price for the Company’s securities. In a separate action, a number of complaints have been filed in the United States District Court for the Southern District of Ohio on behalf of the Company’s retirement savings plan and its beneficiaries alleging that the Company and several of its directors violated the Employee Retirement Income Security Act by allegedly exposing the beneficiaries’ retirement savings to unreasonable risk of loss and injury. The Company intends to defend these claims vigorously.

In June 2000, BRCOM entered into a long-term construction contract to build a 1,774-mile fiber route system. During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62.0 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract. Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract. As a result of the contract termination, the Company expensed $13.3 million in both costs incurred under the contract and estimated shutdown costs during the second quarter of 2002. In addition, the Company’s balance sheet included $50.5 million in unbilled accounts receivable (including both signed change orders and claims) as of December 31, 2002 related to this contract. On July 30, 2003, the company reached a tentative settlement agreement with the customer regarding the construction contract in dispute. As a result, during the second quarter of 2003, the Company recorded a non-cash charge of $50.5 million to reserve against the unbilled accounts receivable related to this contract. While the Company believes a final settlement will be reached during the fourth quarter of 2003 based on the tentative agreement, failure to do so, and a subsequent unfavorable outcome in arbitration could have a material effect on the financial condition and results of operations of the Company.

15.	Subsequent Events

On October 30, 2003, the Company announced that it was offering $540.0 million principal amount of Senior Subordinated Notes due 2014 by means of a private placement (the “Offering”). The new notes will bear interest at a rate of 8 3/8% per annum. The net proceeds of the Offering, after deducting the initial purchasers’ discounts and fees and expenses related to the Offering are expected to total $528.2 million. The Company will use $524.6 million of the net proceeds to purchase all of the Company’s outstanding Convertible Subordinated Notes due 2009, which bear interest at a rate of 9%, at a discounted price equal to 97% of their accreted value on the expected closing date of November 19, 2003. The remaining proceeds will be used to pay fees related a credit facility amendment described below and reduce outstanding borrowings under the revolving credit facility. The Offering is conditioned upon the execution of this amendment and the consent of the Company’s lenders under its credit facilities. Concurrently with the Offering, the Company expects to amend its credit facilities to provide for a new term loan facility of $525 million. The net proceeds of the new term loan facility will be used to prepay all outstanding term loans under the Company’s credit facilities and to permanently pay down a portion of the Company’s revolving credit facility. The new term loan is expected to mature in June 2008 and bear interest at a rate of 250 basis points over LIBOR.

On October 30, 2003, Standard & Poor’s Ratings Services raised the Company’s corporate credit rating to ‘B+’ from ‘B’ and the rating was removed from CreditWatch, where it was placed in August 2003.

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and of Operations

Cincinnati Bell Inc. (“the Company”), f/k/a Broadwing Inc., provides diversified telecommunications services through businesses in four segments: Local, Wireless, Other and Broadband. During the first quarter of 2002, the Company sold substantially all of the assets of Cincinnati Bell Directory (“CBD”), which was previously reported in the Other segment. During the second and third quarter of 2003, the Company sold substantially all of the assets of its Broadband business, which is reported in the Broadband segment. These assets were held by the Company’s wholly owned subsidiary, BRCOM (f/k/a Broadwing Communications Inc.). Refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements for a detailed discussion of the sale.

As of September 30, 2003, the Company’s primary business consisted of the Local and Wireless segment. The only remaining BRCOM subsidiaries with operating assets were Cincinnati Bell Technology Solutions Inc. (“CBTS”), an information technology consulting, data collocation and managed services subsidiary, and Cincinnati Bell Any Distance (“CBAD”), a subsidiary whose assets service the Other segment’s long-distance business. In addition to the long-distance business, the Other segment also includes Cincinnati Bell Public Communications Inc. (“Public”), a public payphone service provider.

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

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“the SEC”) under the Exchange Act. These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. This information may be obtained at the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy statements and other information about issuers, like the Company, which file electronically with the SEC. The address of this site is http://www.sec.gov.

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

Revenue Recognition — The Company recognizes revenue as services are provided. Local and broadband transport service revenue is billed monthly, in advance, with revenue being recognized when earned.

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

Prior to the sale of the broadband assets in the second and third quarter of 2003 (refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements), the Company had previously entered into indefeasible right-of-use agreements (“IRU”), which represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated. Concurrent with the broadband asset sale, the remaining IRU obligations were assumed by the buyer.

Pricing of local services is generally subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition and other public policy issues. Various regulatory rulings and interpretations could result in adjustments to revenue in future periods. The Company monitors these proceedings closely and adjusts revenue accordingly.

Cost of Providing Service – Prior to the sale of the broadband assets (refer to Note 2 of the Notes to Condensed Consolidated Financial Statements), the Company maintained an accrued liability related to the broadband business for the cost of circuits leased from other carriers and access minutes of use not yet invoiced in order to appropriately record such costs in the period incurred. The Company determined the estimate of the accrued cost of service liability based on a variety of factors including circuits added or disconnected during the period, expected recovery of disputed amounts and the mix of domestic and international access minutes of use. If the actual amounts recovered from disputes were less than expected or other charges were greater than expected, an additional accrual and related expense was required. Concurrent with the broadband asset sale, the accrued liability for cost of providing service was assumed by the buyer.

Deferred Tax Liability – The income tax provision consists of an amount for taxes currently payable and an expense (or benefit) for tax consequences deferred to future periods. In evaluating the carrying value of its deferred tax assets, the Company considers prior operating results, future taxable income projections, expiration of tax loss carryforwards and ongoing prudent and feasible tax planning strategies. As of September 30, 2003, the Company had a net deferred tax liability of $86.4 million, which included a valuation allowance of $1,118.5 million. The valuation allowance is necessary due to the uncertainties surrounding BRCOM’s ability to continue as a going concern, which could limit the ultimate realization of certain deferred tax assets. Such deferred tax assets consist substantially of net operating loss carryforwards generated by the Company’s wholly owned subsidiary, BRCOM. Upon elimination of these uncertainties, the Company may reverse a substantial portion of the valuation allowance, creating a non-recurring income tax benefit. The increase in deferred income tax liabilities of $60.4 million during the first nine months of 2003 was due primarily to an increase in liabilities of $47.6 million recorded as part of the Company’s adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The net decrease in the valuation allowance of $70.5 million during the first nine months of 2003 was primarily due to the reduction of deferred tax assets resulting from the gain on sale of the broadband assets.

Allowances for Doubtful Accounts – The Company establishes the allowances for doubtful accounts using both percentages of aged accounts receivable balances to reflect the historical average of credit losses and specific provisions for certain large, potentially uncollectible balances. The Company believes its allowance

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

for doubtful accounts is adequate based on the methods previously described. However, if one or more of the Company’s larger customers were to default on its accounts receivable obligations, or general economic conditions in the United States of America deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established.

Depreciation – The Company uses the straight line method to depreciate its property, plant, and equipment. Due to rapid changes in technology, significant judgment is required in determining the estimated useful life of telecommunications plant and equipment.

Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with purchase business combinations. Indefinite-lived intangible assets consist primarily of Federal Communications Commission (“FCC”) licenses of the Wireless segment. The Company determined that its wireless licenses met the definition of indefinite-lived intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) as the technology that the Company uses to provide wireless service is not expected to change significantly in the foreseeable future, and the wireless licenses may be renewed in a routine manner every ten years for a nominal fee, provided that the Company continues to meet the service and geographic coverage provisions required by the FCC. Upon the adoption of SFAS 142 on January 1, 2002, the Company recorded a goodwill impairment charge of $2,008.7 million, net of tax, related to the Broadband segment and ceased amortization of remaining goodwill and indefinite-lived intangible assets as discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements.

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

Impairment of Long-lived Assets, Other than Goodwill and Indefinite-Lived Intangibles - As of September 30, 2003, the Company had fixed assets with a net carrying value of $923.2 million. The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite-lived assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value.

During the fourth quarter of 2002, the Company performed an impairment assessment of its Broadband segment long-lived assets as a result of the restructuring plan implemented during the quarter and the strategic alternatives being explored, including the potential sale of the Broadband business. This assessment

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

considered all of the contemplated strategic alternatives for the Broadband segment, including a potential sale of assets, using a probability-weighted approach. Based on this assessment, the Company determined that the long-lived assets of Broadband segment were impaired and recorded a $2,200.0 million non-cash impairment charge to reduce the carrying value of these assets. Of the total charge, $1,901.7 million related to tangible fixed assets and $298.3 million related to finite-lived intangible assets.

Pension and Postretirement Benefits – The Company calculates net periodic pension and postretirement expenses and liabilities on an actuarial basis under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”). The key assumptions used in determining these calculations are disclosed in the Company’s 2002 Annual Report on Form 10-K. The actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability related to these plans.

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

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the following: the participant’s benefit horizons; the mix of investments held directly by the plans, which is generally 60% equities and 40% bonds; and, the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. To the extent the Company changed its estimate of the expected long-term rate of return on plan assets, there would be a recorded impact on pension expense or income and the associated liability or asset.

In its pension calculations, the Company utilizes the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and rational manner. Differences between actual and expected returns are recognized in the market related value of plan assets over five years.

Changes in actual asset return experience and discount rate assumptions can impact the Company’s operating results, financial position and cash flows. Actual asset return experience results in an increase or decrease in the asset base and this effect in conjunction with a decrease in the pension discount rate may result in a plan’s assets being less than a plan’s accumulated benefit obligation (“ABO”). The ABO is the present value of benefits earned to date and is based on past compensation levels. The Company is required to show in its consolidated balance sheet a net liability that is at least equal to the ABO less the market value of plan assets. This liability is referred to as an additional minimum pension liability (“AML”). An AML, which is recorded and updated on December 31 each year, is reflected as a long-term pension liability with the offset recorded as an intangible asset, to the extent the Company has unrecognized prior service costs, with the remainder recorded in accumulated other comprehensive income (loss) in the equity section of the consolidated balance sheet, net of tax.

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Due to the sale of the broadband assets and termination of approximately 1,052 BRCOM employees in the second quarter of 2003, the Company was required to remeasure its pension liability as of June 30, 2003 and record a curtailment loss. The net impact to the financial statements was a decrease in the gain on sale of the broadband assets of $2.4 million and a corresponding increase in the pension liability.

Restructuring – During 2002 and 2001, the Company recorded restructuring charges representing direct costs of exiting certain product lines, including certain contractual lease commitments, and involuntary employee terminations. These charges were recorded in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and represented the Company’s best estimate of undiscounted liabilities at the date the charges were taken. Adjustments for changes in assumptions are recorded in the period such changes become known. Changes in assumptions, especially as they relate to contractual lease commitments, could have a material effect on the restructuring liabilities and consolidated results of operations.

Results of Operations

A tabular presentation of the financial results for the three and nine months ended September 30, 2003 and 2002 that are referred to in this discussion can be found in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) on page 1 of this quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW

Revenue

Consolidated revenue totaled $315.3 million in the third quarter of 2003, which was $255.0 million, or 45%, less than the same quarter in 2002. For the nine-month period ended September 30, 2003, revenue decreased $422.7 million, or 25%, compared to the same period in 2002 to $1,246.6 million. The primary reason for the revenue decline was the sale of substantially all the broadband assets on June 13, 2003 (refer to Note 2 of the Notes to Condensed Consolidated Financial Statements). As a result of this sale, the Broadband segment will no longer generate revenue for broadband transport and switched voice services and will experience significant reductions in data and Internet revenue. As a result, the Company expects a significant reduction in consolidated revenue going forward compared to 2002.

Local revenue increased $0.6 million to $203.4 million during the third quarter of 2003 and decreased $4.9 million to $611.7 million during the first nine months of 2003. During the third quarter of 2003, declines in local access and installation and maintenance revenue substantially offset the revenue growth from high-speed data and Internet services such as DSL and value-added services such as custom calling features. For the nine-month period ended September 30, 2003, declines in local access and equipment sales (including related installation and maintenance revenue) more than offset revenue growth from high-speed data and Internet services, value-added services and commission from the resale of broadband products.

Wireless revenue declined $3.8 million to $65.1 million during the third quarter of 2003 and decreased $4.9 million to $196.9 million during the first nine months of 2003. The revenue decline resulted primarily from the postpaid product, which decreased $3.7 million in the quarter and $6.6 million year-to-date. These decreases were partially offset by the increase in prepaid subscribers and their increased subscription to CBW’s text messaging service. Over this period, the Company has focused its marketing efforts on prepaid subscribers. These subscribers require less growth capital on the Company’s TDMA network, which the Company has attempted to minimize while it completes construction of its new GSM/GPRS network. Beginning in September 2003, the Company introduced more competitive rate plans in order to optimize its available TDMA network capacity and to build momentum in front of its GSM/GPRS network launch in October 2003 and wireless local number portability. The Company expects that the new rate plans in combination with its new GSM/GPRS network will reverse postpaid subscribership declines.

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other segment revenue of $20.8 million in the third quarter of 2003 increased 1% from the same period in 2002 as a result of a favorable settlement with a major interexchange carrier at Public. Other segment revenue of $61.7 million year-to-date was essentially flat compared to the prior year as small increases in revenue of CBAD and a favorable settlement with a major interexchange carrier at Public were offset by the revenue decline from a reduction in public payphone stations.

Broadband segment revenue decreased significantly in both the three-month and nine-month periods due to the aforementioned sale of substantially all of the Company’s broadband assets on June 13, 2003.

In the third quarter of 2003, the Broadband segment included only the revenue of the Company’s Cincinnati Bell Technology Solutions (“CBTS”) subsidiary, which provides IT consulting services (including hardware sales), data collocation and managed services. CBTS contributed revenue of $32.0 million in the current quarter, consisting of $26.1 million for IT consulting and $5.9 million in data and Internet services such as collocation and managed services. IT consulting revenue of $26.1 million during the third quarter of 2003 was $13.2 million, or 34%, lower than the prior year quarter, while the year-to-date total of $74.0 million was $44.3 million lower than the same period in 2002 due to difficult economic conditions and decreases in capital spending by CBTS’ customers. CBTS data and Internet revenue of $5.9 during the third quarter of 2003 increased $0.6 million compared to the prior year quarter, while the year-to-date total of $16.2 million represented a $1.0 million improvement compared to the same period in 2002.

Prior to the aforementioned sale of the broadband assets, the Broadband segment also had revenue from broadband transport, switched voice services and other data and Internet products and services such as ATM/ frame relay and dedicated and dial-up IP services. As a result, all of the quarterly and year-to-date variances discussed below are affected by the disposition of these assets, as prior year amounts included a full three and nine months of revenue related to these products and services. Year-over-year variances are also affected by other external factors, which are mentioned specifically below.

Broadband transport revenue was $159.3 million during the first nine months of 2003, or $213.9 million lower than in the comparable period in 2002, due to lower demand for dedicated optical and digital circuits from both established and emerging carriers. In addition, as a result of two IRU contract terminations, $58.7 million of non-recurring, non-cash revenue was recognized in broadband transport revenue in the first nine months of 2002, which did not recur in the 2003. Switched voice services revenue of $111.9 million during the first nine months of 2003 was $145.8 million lower than in the prior year period, due to both lower customer demand and the Company’s exit of the international switched wholesale voice business as part of its October 2002 restructuring program. Due to the sale of the broadband business, the Company expects Broadband segment revenue related to broadband transport and switched voice services to be zero going forward. For the nine-month period, data and Internet revenue associated with the disposed assets was $60.8 million, or $24.8 million less than in the prior year period.

Costs and Expenses

Cost of services and products totaled $124.0 million in the third quarter of 2003 and $605.1 million in the first nine months of 2003, decreases of $130.1 million and $188.1 million compared to the respective prior year periods. The majority of the year-over-year decrease, or $125.6 million in the third quarter and $147.6 million year-to-date was the result of the sale of substantially all of the broadband assets. The 2003 year-to-date amounts include a $50.5 million charge related to a tentative settlement agreement regarding a disputed construction contract referred to in Note 14 of the Notes to the Condensed Consolidated Financial Statements, offset by $13.3 million in construction termination costs in 2002 that were not repeated in 2003.

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The remaining decline of $4.5 million for the quarter and $40.5 million year-to-date was primarily the result of lower costs at CBTS. For the quarter and year-to-date, respectively, CBTS’ costs of services and products were $11.7 million and $38.2 million lower than in the prior year periods as a result of the lower equipment revenue previously discussed. In addition, the Local, Wireless, and Other segment’s contributed declines in cost of services and products during the third quarter and first nine months of 2003.

Selling, general and administrative (“SG&A”) expenses of $59.2 million in the third quarter of 2003 decreased $62.4 million, or 51%, compared to the third quarter of 2002. For the nine-month period ended September 30, 2003, SG&A expenses of $287.6 million decreased $88.8 million, or 24%, compared to the same period in 2002. The decrease was primarily due to the lower expenses of the Broadband segment due to the sale of substantially all the broadband assets in the second quarter of 2003 and lower payroll costs as a result of the October 2002 restructuring further discussed in Note 5 of the Condensed Consolidated Financial Statements. The SG&A decrease associated with the broadband assets sold was $66.2 million in the quarter and $94.0 million year-to-date. The remaining net increase in SG&A expense of $3.8 million for the quarter and $5.7 million year-to-date was primarily the result of reductions in bad debt and advertising expenses that were more than offset by the accrual of success-based, contractual incentives and termination benefits of $2.8 million and $9.5 million, respectively, for certain senior executives pursuant to the sale of the broadband assets (Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements). These charges included $0.9 million and $2.8 million, respectively, of non-cash charges related to the accelerated vesting of stock options. The Company expects to record approximately $2.3 million in additional incentive and termination benefits related to such senior executive employment contracts in the fourth quarter of 2003. Going forward, the Company expects a significant decrease in SG&A as a result of the disposition of broadband assets.

Depreciation expense decreased by 67%, or $80.9 million, to $39.7 million in the third quarter of 2003 compared to $120.6 million in the third quarter of 2002 due to the sale of substantially all the broadband assets on June 13, 2003. Year-to-date through September 30, 2003, depreciation expense decreased 66% to $120.6 million from $351.6 million. The year-to-date decrease was primarily driven by the Broadband segment as the Company recorded a non-cash impairment charge of $1,901.7 million in the fourth quarter of 2002 related to the Broadband segment’s tangible assets (refer to Note 1 of the Notes to Condensed Consolidated Financial Statements). Additionally, due to the definitive agreement to sell substantially all of the assets of its Broadband segment, the Broadband assets were classified as “held for sale” and the Company ceased depreciation, in accordance with SFAS 144 on March 1, 2003 (refer to Note 2 of the Notes to Condensed Consolidated Financial Statements). The adoption of SFAS 143 on January 1, 2003 (refer to Note 1 of the Notes to Condensed Consolidated Financial Statements) also contributed to the reduction in depreciation expense.

Amortization expense of $0.1 million in the third quarter of 2003 and $0.4 million through the first nine months of 2003 relates to roaming and trade name agreements acquired by the Wireless segment. Amortization expense in the third quarter of 2003 decreased by $6.1 million compared to the third quarter of 2002 and the nine-month total was $18.8 million lower than in the prior year period. The decreases in both periods were due to the write-down of approximately $298.3 million of intangible assets in 2002 in association with the $2,200.0 million non-cash asset impairment charge recorded at the Broadband segment as discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements. As such, the Company expects amortization expense in 2003 of approximately $0.5 million.

Restructuring charges during the first nine months of 2003 were $27.0 million lower than the prior year. The current year-to-date period includes $3.4 million in reversals of previously established reserves due to the favorable settlement of previously terminated contract obligations. The $23.6 million of restructuring charges for the first nine months of 2002 were comprised of $16.5 million recorded in the first quarter of 2002 for

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

employee termination benefits, the termination of a contractual commitment with a vendor related to the November 2001 restructuring and $7.1 million recorded in the third quarter of 2002 primarily for employee termination benefits related to the September 2002 restructuring. A detailed discussion of restructuring is provided in Note 5 of the Notes to Condensed Consolidated Financial Statements.

Also included in the Company’s operating income for the nine-months ended September 30, 2003 are $336.3 million in gains related to the sale of broadband assets. In the second quarter of 2003, the Company recognized a $299.0 million gain pursuant to the first stage closing of this sale. In the third quarter of 2003, upon completion of the second and third (final) stage closings, the Company recognized an additional $37.3 million of gain on sale of broadband assets. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.

Principally due to the sale of the broadband assets and the related gain, operating income of $129.6 million and $573.3 million for the third quarter and first nine months of 2003, respectively, increased $68.9 million and $468.0 million, respectively, compared to the same periods in 2002.

Minority interest expense includes the accrual of dividends and accretion on the 12½% Junior Exchangeable Preferred Stock of BRCOM (the “12½% Preferreds”) and the 19.9% minority interest of AT&T Wireless Services Inc. (“AWS”) in the net income of CBW. Although the Company announced the deferral of the August 15, 2002, November 15, 2002, February 15, 2003, May 15, 2003, and August 15, 2003 cash dividend payment on the 12½% Preferreds, the Company continued to accrue the dividends in accordance with the terms of the security. On September 8, 2003 the Company completed the exchange of all of the 12½% Preferreds for approximately 14.1 million shares of Cincinnati Bell Inc. common stock. As a result, dividends related to the 12½% Preferreds decreased $2.8 million and $2.7 million in the third quarter and first nine months of 2003 compared to 2002. Pursuant to the exchange, holders of the 12½% Preferreds were not paid any accumulated or unpaid dividends. A detailed discussion of minority interest is provided in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Interest expense and other financing costs of $67.2 million in the third quarter of 2003 increased $27.1 million, or 68%, compared to $40.1 million recorded in the third quarter of 2002. For the first nine months of 2003, interest expense increased to $173.8 million from $117.4 million in the same period of 2002. The increase in the third quarter is the result of the issuance of the 16% notes in March 2003, the increase in the interest rate on the convertible subordinated notes in March 2003, the issuance of the 7¼% Senior notes due 2013 in July 2003, the $8.4 million write-off of deferred financing costs related to the prepayment of the Company’s credit facilities in July 2003 and a decrease in capitalized interest associated with the reduced capital spending. These increases were partially offset by a decline in interest expense on the company’s credit facilities resulting from the significant reduction in outstanding borrowings under these facilities. The $56.4 million increase for the first nine months of 2003 is the result of the items discussed above and the financing costs related to the March 2003 amendment to the Company’s credit facilities. As a result of amendments to the Company’s credit facilities, the supplemental indenture to the convertible subordinated notes, issuance of the 16% notes and the issuance of the 7¼% Senior notes due 2013, the Company expects an annualized increase in interest expense of approximately $110.3 million in 2003 compared to 2002, of which approximately $60.2 million is an expected cash interest increase. A detailed discussion of indebtedness is presented in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the components of the expected annualized increase in interest expense compared to 2002:

	Annualized Increase in Interest Expense

(dollars in millions)	Cash	Non-Cash	Total

Credit facilities amendment	$6.0	$8.8	$14.8
7¼% Senior notes due 2013	11.4	1.2	12.6
16% Senior subordinated discount notes	42.8	24.4	67.2
Convertible subordinated notes supplemental indenture	—	15.7	15.7

Total	$60.2	$50.1	$110.3

The expected annualized interest expense excludes the impact from the offering of the $540 million of 8 3/8% Senior Subordinated Notes due 2014 announced on October 30, 2003. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements.

On September 8, 2003, the Company exchanged the remaining $46.0 million of BRCOM 9% notes and $1.6 million in accrued interest for approximately 11.1 million shares of common stock of the Company, which had a fair value of $65.0 million at the exchange date. As a result, the Company recorded a loss on extinguishment of debt of $17.4 million during the third quarter of 2003. Accordingly, the Company expects a decrease of approximately $4.0 million in annual interest expense due to the extinguishment of the notes.

The Company reported an income tax benefit of $12.1 million in both the third quarter and first nine months of 2003. This compares to a benefit of $0.3 million and $9.1 million, respectively, reported in the prior year periods. The income tax benefit recorded in 2003 relates substantially to the reversal of certain income tax reserves due to the closure of certain recent IRS audit periods. Additionally, as a result of the valuation allowance recorded against the deferred tax assets of BRCOM in the fourth quarter of 2002, substantially all of the Company’s current income tax expense in 2003 is offset by a corresponding reduction in the valuation allowance.

As a result of the items previously discussed, income from continuing operations before discontinued operations and cumulative effect of change in accounting principle increased $40.7 million in the third quarter of 2003 to $44.7 million compared to the third quarter of 2002 and increased $400.3 million in the first nine months of 2003 to $352.5 million compared to a loss of $47.8 million in the first nine months of 2002. In addition, the corresponding diluted earnings per share from continuing operations totaled $0.18 and $1.51 in the third quarter of 2003 and first nine months of 2003, respectively, compared to diluted earnings per share from continuing operations of $0.01 and a loss per share from continuing operations of $0.26 in the respective prior year periods.

Income from discontinued operations in the first nine months of 2002 reflects the net income of Cincinnati Bell Directory (“CBD”). Substantially all of the assets of this business were sold on March 8, 2002 for $345.0 million cash and a 2.5% equity interest in the newly formed company. Income from discontinued operations totaled zero in the first nine months of 2003 compared to $217.6 million in the first nine months of 2002. The net gain from the sale of substantially all of the assets of CBD of $211.8 million was recorded in the first nine months of 2002 and the remaining income was related to the operations of CBD from January 1 through March 8, 2002. A detailed discussion of discontinued operations is provided in Note 13 of the Notes to Condensed Consolidated Financial Statements.

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Effective January 1, 2003, the Company recorded a benefit of $85.9 million as a cumulative effect of a change in accounting principle, net of taxes, related to the adoption of SFAS 143. The income related to estimated removal costs previously included in depreciation expense in the Local segment in accordance with regulatory requirements. Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of the adoption of SFAS 143.

Effective January 1, 2002, the Company recorded a $2,008.7 million charge as a cumulative effect of a change in accounting principle, net of taxes, related to the adoption of SFAS 142. The write down of goodwill, finalized in the second quarter of 2002, was related to the fair value of goodwill associated with the broadband business acquired in 1999. See Note 4 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of the adoption of SFAS 142.

The Company reported net income of $44.7 million in the third quarter of 2003 compared to $4.0 million in the same period of 2002. The diluted earnings per share of $0.18 was $0.17 better than the $0.01 per share in 2002. The increase in net income and diluted earnings per share in the third quarter of 2003 was due to the increase in income from continuing operations discussed above.

Year-to-date in 2003, the Company reported net income of $438.4 million compared to a loss of $1,838.9 million in the same period of 2002. The year-to-date diluted earnings per share of $1.89 in 2003 was $10.35 higher than the loss of $8.46 in the same period of 2002. The 2002 period included a loss per share of $9.20 related to the cumulative effect of a change in accounting principle, net of taxes, for the adoption of SFAS 142 compared to an earnings per share of $0.38 related to the cumulative effect of a change in accounting principle, net of taxes, for the adoption of SFAS 143 in the first quarter of 2003. The first quarter of 2002 also included income from discontinued operations of $1.00 per share.

Discussion of Operating Segment Results

For segment reporting purposes, the Local segment historically reported revenue for services provided by the Broadband segment to its customers in the Greater Cincinnati area and a corresponding cost of service related to such broadband revenue equal to approximately 80% of such revenue. The Broadband segment recorded revenue equal to the cost recorded in the Local segment. In connection with the sale of the broadband business, the Company entered into an agreement with the buyer to continue to market the buyers’ broadband products to customers primarily in the Greater Cincinnati area market. Under this agreement, as of June 13, 2003, the Local segment began recording commission revenue for services provided by the buyers and the buyers began recording a marketing expense for the corresponding services sold by the Local segment. Historical results for the Local segment and Broadband segment have been recast to reflect the marketing agreement as if it had been in place in all periods presented. The net impact to the Local segment is a reduction in revenue and a corresponding reduction in cost of services and products, with no impact on operating income. The net impact to the Broadband segment is an increase in revenue and a corresponding increase in SG&A expense, with no impact on operating income. This agreement had no impact on the consolidated results of operations, financial position, and cash flows.

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LOCAL

The Local segment provides local telephone service, network access, data transport (including ADSL), high-speed and dial-up Internet access, inter-lata toll and other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. These services are provided by the Company’s Cincinnati Bell Telephone (“CBT”) subsidiary.

	(Unaudited)				(Unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,

(dollars in millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Revenue
Local service	$116.4	$115.4	$1.0	1%	$350.5	$349.7	$0.8	—
Network access	50.2	50.5	(0.3)	(1)%	152.2	152.9	(0.7)	—
Other services	36.8	36.9	(0.1)	—	109.0	114.0	(5.0)	(4)%

Total revenue	203.4	202.8	0.6	—	611.7	616.6	(4.9)	(1)%
Operating Costs and Expenses:
Cost of services and products	61.8	63.0	(1.2)	(2)%	191.4	192.0	(0.6)	—
Selling, general and administrative	30.5	33.2	(2.7)	(8)%	99.0	103.3	(4.3)	(4)%
Depreciation	31.5	38.0	(6.5)	(17)%	93.9	109.9	(16.0)	(15)%
Restructuring	—	(2.0)	2.0	100%	—	(1.6)	1.6	100%
Asset impairments and other	—	—	—	n/m	0.3	—	0.3	n/m

Total operating costs and expenses	123.8	132.2	(8.4)	(6)%	384.6	403.6	(19.0)	(5)%

Operating income	$79.6	$70.6	$9.0	13%	$227.1	$213.0	$14.1	7%

Operating margin	39.1%	34.8%		+ 4 pt	37.1%	34.5%		+ 3 pt

Revenue

Local segment revenue of $203.4 million for the quarter and $611.7 million year-to-date represented an increase of $0.6 million over the prior year quarter and a decrease of $4.9 million in comparison to the first nine months of 2003. Declining access line and equipment revenue and related installation and maintenance offset revenue growth from value-added services such as custom calling features and ADSL transport and ISP services.

Local service revenue of $116.4 million during the third quarter of 2003 increased 1%, or $1.0 million, in comparison to the prior year quarter, while the year-to-date total of $350.5 million was $0.8 million higher than the $349.7 million reported in the prior year. Revenue is decreasing due to lower access lines, which decreased 2% from 1,014,000 lines in service one year ago to 994,000 as of September 30, 2003. However, the Company has been able to more than offset these losses by capturing a greater share of revenue per consumer household as a result of product bundling offers and increasing ADSL penetration. Additionally, revenue per household increased in the third quarter and year-to-date to $46.34 and $46.11, respectively, compared to $44.82 and 44.84 in the third quarter and year-to-date 2002, respectively.

The Company’s Complete Connections® bundled services offering added 3,900 subscribers during the third quarter of 2003, bringing total subscribership to 305,400 and penetration of residential access lines to 43%. In

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

the first quarter of 2003, CBT also introduced Custom Connections®, a new bundled suite of services that leverages its local, long distance, wireless and ADSL products and enables consumers to customize packages that meet their personal communication needs. Custom Connections® added 11,100 subscribers in the third quarter of 2003 and ended the quarter with 38,700 subscribers for this service. The favorable bundled pricing associated with Custom Connections® has, in particular, driven increased demand for the Company’s Zoomtown ADSL offering, which has added 21,800 customers since the third quarter of 2002, representing a 31% growth rate and offsetting the aforementioned loss of access lines. As a result of this growth, total lines to the consumer (defined as total access lines plus ADSL subscribers) increased slightly on a year-over-year basis. As of September 30, 2003, 86% of CBT’s access lines were loop-enabled for ADSL transport.

Network access revenue of $50.2 million for the third quarter and $152.2 million for the first nine months of 2003 decreased $0.3 million and $0.7 million, respectively, as declines in special access revenue were partially offset by increases in switched access revenue.

Other services revenue of $36.8 million during the third quarter of 2003 was essentially flat compared to the third quarter of 2002. During the first nine months of 2003, other services revenue of $109.0 million decreased 4%, or $5.0 million, compared to the first nine months of 2002 due to declines in the sale of equipment (including related installation and maintenance). These declines were partially offset by a $2.4 million increase in commission revenue from the sale of broadband products.

Costs and Expenses

Compared to the same periods in 2002, cost of services and products decreased $1.2 million, or 2%, to $61.8 million in third quarter of 2003 and decreased $0.6 million in the first nine months of 2003. The decreases were primarily due to a decrease in cost of products related to lower equipment revenue partially offset by an increase in employee payroll and benefits expenses.

SG&A expenses decreased 8%, or $2.7 million, to $30.5 million in the third quarter of 2003 compared to the third quarter of 2002. In the quarter, payroll and related expense was $1.7 million lower than in the prior year quarter in response to headcount reductions. Additionally, bad debt expense was $2.2 million lower as the prior year quarter included significant write-offs associated with a major interexchange carrier customer. These reductions were partially offset by increased advertising and contract services expense.

On a year-to-date basis, SG&A expenses decreased 4%, or $4.3 million, in comparison to the prior year period, as the segment experienced decreases in bad debt, advertising, promotional and contract services expenses. These expense reductions were partially offset by higher payroll and related expenses that was the net effect of normal wage increases and higher benefits expense, which was mitigated by headcount reductions.

Depreciation expense of $31.5 million decreased $6.5 million, or 17%, in the third quarter of 2003 and decreased $16.0 million, or 15%, in the first nine months of 2003 compared to the same periods in 2002. For both periods, a net increase in fully depreciated assets, regulatory depreciation rate decreases, and the adoption of SFAS 143 on January 1, 2003 (refer to Note 1 of the Notes to Condensed Consolidated Financial Statements) contributed to the reduction in depreciation expense.

Operating Income

As a result of the items discussed above, operating income increased $9.0 million, or 13%, to $79.6 million and operating margin increased 4 points to 39% in the third quarter of 2003 compared to the same period in

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2002. Operating income increased $14.1 million, or 7%, to $227.1 million and operating margin increased 3 points to 37% in the first nine months of 2003 compared to the same period in 2002.

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

	(Unaudited)				(Unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,

(dollars in millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Revenue
Service	$61.9	$65.2	$(3.3)	(5)%	$187.7	$191.5	$(3.8)	(2)%
Equipment	3.2	3.7	(0.5)	(14)%	9.2	10.3	(1.1)	(11)%

Total revenue	65.1	68.9	(3.8)	(6)%	196.9	201.8	(4.9)	(2)%
Operating Costs and Expenses:
Cost of services and products	26.9	27.8	(0.9)	(3)%	78.1	86.6	(8.5)	(10)%
Selling, general and administrative	11.3	10.9	0.4	4%	35.0	35.8	(0.8)	(2)%
Depreciation	7.4	8.1	(0.7)	(9)%	22.5	22.8	(0.3)	(1)%
Amortization	0.1	0.1	—	—	0.3	0.5	(0.2)	(40)%

Total operating costs and expenses	45.7	46.9	(1.2)	(3)%	135.9	145.7	(9.8)	(7)%

Operating income	$19.4	$22.0	$(2.6)	(12)%	$61.0	$56.1	$4.9	9%

Operating margin	29.8%	31.9%		(2 pts )	31.0%	27.8%		+3 pts

Revenue

Compared to the respective periods in 2002, Wireless segment revenue decreased $3.8 million, or 6%, to $65.1 million during the third quarter of 2003 and $4.9 million, or 2%, to $196.9 million during the first nine months of 2003. The revenue decline is primarily from the postpaid product, which decreased $3.7 million in the quarter and $6.6 million year-to-date.

Postpaid revenue of $52.9 million and $158.9 million for the third quarter and first nine months of 2003, respectively, declined 7% and 4%, respectively, as compared to the same periods in the prior year. Postpaid revenue has decreased primarily as a function of declining postpaid subscribers, which dropped 4,100 in the current quarter and nearly 14,600 since the third quarter of 2002. Over this period, the Company has focused its marketing efforts on prepaid subscribers. These subscribers require less growth capital on the Company’s TDMA network, which the Company has attempted to minimize while it completes construction of its new GSM/GPRS network. Beginning in September 2003, the Company introduced more competitive rate plans in order to optimize its available TDMA network capacity and to build momentum in front of its GSM/GPRS network launch in October 2003 and wireless local number portability. The Company expects that the new rate plans in combination with its new GSM/GPRS network will reverse postpaid subscribership declines. Postpaid subscribers now stand at approximately 299,000 versus 313,600 at the close of the third quarter 2002, and represent an estimated 9% penetration of the population within the

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Company’s licensed service area in the Greater Cincinnati and Dayton, Ohio metropolitan areas. Decreasing subscribership is responsible for approximately two-thirds of the decline in postpaid revenue, while approximately one-third of the postpaid revenue decline has come from a reduction in average revenue per unit (“ARPU”), which has also been under competitive pressure. Postpaid ARPU decreased 2% for the quarter from $59.91 to $58.53, or $1.38 per unit, and 3%, or $2.05 per unit, to $57.86 on a year-to-date basis. Postpaid churn of nearly 1.9% has remained fairly consistent on both a sequential and year-over-year basis. The postpaid revenue decline is being partially offset by the prepaid product, which experienced subscriber growth in both the quarter and year-to-date periods.

The Company now has approximately 162,400 prepaid subscribers, or nearly 10,700 more than at September 30, 2002, which represents an estimated penetration of approximately 5% of the population in the Company’s licensed service area. Prepaid revenue of $9.0 million for the quarter and $28.8 million year-to-date represented growth of $0.5 million and $2.8 million, respectively, due to increased revenue from text messaging services. The Company’s text messaging services, comprising a growing proportion of total prepaid revenue, increased by $0.4 million and $2.2 million versus the third quarter and the first nine months of 2002, respectively. The Company anticipates that text messaging may represent an even greater share of prepaid revenue going forward as the result of the completion of the GSM/GPRS network overbuild in the fourth quarter of 2003. Prepaid churn of approximately 4.5% is 13 basis points less than in the prior year quarter.

Costs and Expenses

Cost of services and products consists largely of incollect expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), network operations costs, interconnection expenses and cost of equipment sold. These costs were $26.9 million during the third quarter of 2003, or 41% of revenue, compared to $27.8 million, or 40% of revenue incurred during the same quarter in 2002. Year-to-date in 2003, these costs totaled $78.1 million, or 40% of revenue, compared to $86.6 million and 43% of revenue in the same nine-month period of 2002. In total, cost of services and products decreased $0.9 million, or 3%, during the third quarter of 2003 compared to the same period in 2002 and $8.5 million, or 10%, year-to-date in 2003 compared to the same period in 2002. These declines were due primarily to decreased interconnection charges related to postpaid subscribership, handset subsidies related to fewer gross subscriber additions and incollect expense. In addition, the Wireless segment assumed responsibility for network management services previously outsourced to AWS, which contributed to cost improvement.

SG&A expenses include the cost of customer acquisition, which consists primarily of advertising, distribution and promotional expenses. These costs increased by $0.4 million in the third quarter of 2003 compared to the same period in 2002 due to an increase in advertising and employee-related expenses, partially offset by a decrease in bad debt expense. Year-to-date these costs decreased $0.8 million in 2003 compared to the same period in 2002, due to lower advertising and bad debt expenses, partially offset by an increase in employee-related expense as certain responsibility for network management services previously outsourced to AWS were assumed by the Company. Postpaid cost per gross add (“CPGA”), a measure of the Company’s cost to acquire new customers, was $388 for the third quarter and first nine months of 2003, a $40 increase over the prior year periods. The increase for the quarter was the result of higher advertising costs. The year-to-date increase is due to the allocation of fixed sales and marketing expenses over a smaller number of gross additions. The prepaid CPGA was $42 and $49 for the third quarter and first nine months of 2003, improvements of $14 and $7, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating Income

As a result of the above, operating income decreased $2.6 million, or 12%, to $19.4 million and operating margin decreased 2 points to 30% in the third quarter of 2003 compared to the same period in 2002. Year-to-date operating income increased $4.9 million, or 9%, to $61.0 million and operating margin increased 3 points to 31% compared to the same period in 2002.

OTHER

The Other segment is comprised of the operations of the CBAD and Public subsidiaries. CBAD markets voice long distance service provided by BRCOM to residential and business customers in the Greater Cincinnati and Dayton, Ohio areas, while Public provides public payphone services in a twelve state area in the midwestern and southern United States.

	(Unaudited)				(Unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,

(dollars in millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Revenue	$20.8	$20.5	$0.3	1%	$61.7	$61.6	$0.1	—
Costs and Expenses:
Cost of services and products	12.5	15.4	(2.9)	(19)%	41.2	46.8	(5.6)	(12)%
Selling, general and administrative	4.7	3.7	1.0	27%	12.3	11.6	0.7	6%
Depreciation	0.4	0.6	(0.2)	(33)%	1.4	1.3	0.1	8%
Amortization	0.1	(0.1)	0.2	n/m	0.1	0.1	—	—
Asset impairments and other	—	—	—	n/m	0.1	—	0.1	n/m

Total costs and expenses	17.7	19.6	(1.9)	(10)%	55.1	59.8	(4.7)	(8)%

Operating income	$3.1	$0.9	$2.2	244%	$6.6	$1.8	$4.8	267%

Operating margin	14.9%	4.4%		+ 11pts	10.7%	2.9%		+8 pts

Revenue

Other segment revenue of $20.8 million in the third quarter of 2003 increased 1% from the same period in 2002. Year-to-date, Other segment revenue of $61.7 million remained flat from the prior year period.

CBAD’s revenue declined 1% in the third quarter of 2003, while year-to-date CBAD revenue increased 1% compared to 2002, as price increases initiated in 2003 on its “Any Distance” long-distance service offering were partially offset by a decline in minutes of use. Minutes of use declined 10% in the third quarter and 7% in the first nine months of 2003. These decreases were partially offset by an increase in revenue per minute of use of 16% and 11% in the third quarter and first nine months of 2003. CBAD had 542,000 lines in service as of September 30, 2003 in the Cincinnati and Dayton, Ohio operating areas, representing a decrease of 12,700 lines, or 2%, versus the prior year period. Additionally, the Company’s market share is increasing as a function of lines in service for which a long distance carrier has been chosen, with residential and business

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

market share growing to approximately 70% and 45%, respectively. Offsetting the decrease from CBAD, revenue from Public increased 13% in the third quarter of 2003 versus the third quarter of 2002 due to a favorable $1.0 million non-recurring settlement with a major interexchange carrier. For the nine-month period, Public revenue declined $0.4 million, or 4%, compared to the same period in 2002 in response to further penetration of wireless communications and an 11% planned reduction in public payphone stations.

Costs and Expenses

Cost of services and products totaled $12.5 million in the third quarter of 2003 and $41.2 million year-to-date in 2003, representing a decrease of 19% and 12% from the prior year periods, respectively. The decrease in cost of services was due primarily to decreased access charges at CBAD of $1.2 million and $2.4 million, respectively, as minutes of use declined. CBAD continues to purchase its wholesale minutes from the buyer of the broadband assets, based on an agreement signed in conjunction with the asset sale. Public also contributed decreases in the quarter and year-to-date periods, as a result of a favorable settlement charges with a major interexchange carrier and lower line charges resulting from a planned decrease in payphone stations.

SG&A expenses increased $1.0 million, or 27%, in the third quarter of 2003 compared to the same period in 2002 and increased $0.7 million, or 6%, in the first nine months of 2003 compared to the same period in 2002. These increases were incurred primarily at CBAD as a result of an increase related to billing and collection expenses.

Operating Income

As a result of the above, the Other Segment reported operating income of $3.1 million for third quarter of 2003 and $6.6 million year-to-date in 2003, increases of $2.2 million and $4.8 million, respectively, over the prior year periods. Operating margin showed similar improvements, increasing from a margin of 4% in the third quarter of 2002 to approximately 15% in the third quarter of 2003, and from 3% in the first nine months of 2002 to 11% in the first nine months of 2003.

BROADBAND

On February 22, 2003, the Company entered into a definitive agreement to sell substantially all of its broadband assets for approximately $129.3 million in cash, subject to purchase price adjustments, and the assumption of certain liabilities and operating contractual commitments and a 3% interest in the underlying broadband business sold. In accordance with SFAS 144, the Company ceased depreciating the assets to be sold upon entering into the definitive agreement. On June 6, 2003 and June 13, 2003, the purchase agreement was amended to, among other things, reduce the purchase price, subject to certain purchase price adjustments and other post-closing obligations and eliminate certain of the conditions to the consummation of the first stage closing of the sale.

On June 13, 2003, the first (and most significant) stage closing was consummated. At the first stage closing, the Company had received regulatory approval in states where approximately 75% of 2002 broadband revenue was generated and effectively transferred control of the broadband business to the buyer. The buyer paid the cash purchase price of $91.5 million, of which $29.3 million was placed into escrow to support certain purchase price adjustments and the portion of the purchase price payable upon the consummation of the second and third stage closings.

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

During the third quarter ended September 30, 2003, the second and third (final) stage closings were consummated as all remaining regulatory approvals had been received. In connection with these closings, the Company received $20.5 million of the $29.3 million escrowed funds. The remaining escrowed funds of $8.8 million will be returned to the buyer in satisfaction of the working capital and receivables post-closing purchase price adjustments pursuant to a tentative agreement between the Company and the buyer to settle such amounts.

Subsequent to the closing of the asset sale, the Broadband segment now consists of CBTS (an IT consulting, data collocation and managed services business), together with the liabilities not transferred to the buyers. Prior to the sale of the broadband assets, revenue for the Broadband segment was generated from broadband transport (which included revenue from IRU’s), switched voice services, data and Internet services (including data collocation and managed services), information technology consulting and other services. These services were generally provided over BRCOM’s national optical network, which comprised approximately 18,700 route miles of fiber-optic transmission facilities.

	Three Months Ended September 30,				Nine Months Ended September 30,

(dollars in millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Revenue
IT consulting	$26.1	$39.3	$(13.2)	(34)%	$74.0	$118.3	$(44.3)	(37)%
Broadband transport	—	142.5	(142.5)	(100)%	159.3	373.2	(213.9)	(57)%
Switched voice services	—	82.6	(82.6)	(100)%	111.9	257.7	(145.8)	(57)%
Data and Internet	5.9	33.8	(27.9)	(83)%	75.7	98.1	(22.4)	(23)%
Other services	—	0.1	(0.1)	(100)%	1.2	0.9	0.3	33%

Total revenue	32.0	298.3	(266.3)	(89)%	422.1	848.2	(426.1)	(50)%
Costs and Expenses:
Cost of services and products	25.4	162.7	(137.3)	(84)%	326.3	512.1	(185.8)	(36)%
Selling, general and administrative	10.6	78.7	(68.1)	(87)%	137.1	236.1	(99.0)	(42)%
Depreciation	0.1	73.8	(73.7)	(100)%	2.4	217.2	(214.8)	(99)%
Amortization	—	6.2	(6.2)	(100)%	—	18.6	(18.6)	(100)%
Restructuring	—	5.0	(5.0)	(100)%	(3.4)	21.0	(24.4)	(116)%
Asset impairments and other	—	—	—	n/m	(1.1)	—	(1.1)	n/m
Gain on sale of broadband assets	(37.3)	—	(37.3)	n/m	(336.3)	—	(336.3)	n/m

Total costs and expenses	(1.2)	326.4	(327.6)	n/m	125.0	1,005.0	(880.0)	(88)%

Operating income (loss)	$33.2	$(28.1)	$61.3	n/m	$297.1	$(156.8)	$453.9	n/m

Operating margin	103.8%	(9.4%)		113 pts	70.4%	(18.5%)		89 pts

Revenue

Broadband segment revenue decreased significantly in both the third quarter and first nine months of 2003 due to the aforementioned sale of the Company’s broadband assets on June 13, 2003.

In the third quarter, the Broadband segment included only the revenue of the Company’s CBTS subsidiary, which provides IT consulting services (including hardware sales), data collocation and managed services. CBTS contributed revenue of $32.0 million in the current quarter, consisting of $26.1 million for IT consulting and $5.9 million in data collocation and managed services. IT consulting revenue of $26.1 million

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

was $13.2 million, or 34%, lower than in the prior year quarter, while the nine-month total of $74.0 million was $44.3 million lower than the same period in 2002 due to difficult economic conditions and decreases in capital spending by CBTS’ customers. CBTS’ data and Internet revenue of $5.9 was $0.6 million higher than in the prior year quarter, while the year-to-date amount of $16.2 million represented a $1.0 million improvement over the prior year amounts.

Prior to the aforementioned sale of the broadband assets, the Broadband segment also had revenue from broadband transport, voice long distance and other data and Internet products and service such as ATM/frame relay and dedicated and dial-up IP. As a result, all of the year-to-date variances discussed below are affected by the disposition of these assets, as prior year amounts included a full nine months of revenue related to these products and services. Year-over-year variances are also affected by other external factors, which are mentioned specifically below.

Broadband transport revenue was $159.3 million for the nine-month period, or $213.9 million lower than in the comparable period in 2002, also due to lower demand for dedicated optical and digital circuits from both established and emerging carriers. In addition, as a result of a contract termination, $58.7 million of non-recurring, non-cash revenue was recognized in broadband transport revenue in the first nine months of 2002, which did not recur in 2003. Switched voice services revenue of $111.9 million for the first nine months was $145.8 million lower than in the prior year period, also due to the Company’s exit of the international switched wholesale voice business as part of its October 2002 restructuring program. Due to the sale of the broadband business, the Company expects Broadband segment revenue related to broadband transport and switched voice services to be zero going forward. For the nine-month period, data and Internet revenue associated with the sold assets was $60.8 million, or $24.8 million less than in the prior year period, due almost exclusively to the disposition of the related assets.

Data and Internet revenue decreased $27.9 million, or 83%, in the third quarter of 2003 compared to the third quarter of 2002. Year-to-date through September 30, 2003, data and Internet revenue decreased $22.4 million, or 23%, over the same period in 2002. These decreases were partially due to an anticipated decline in revenue related to the exit of the bundled Internet access services. Refer to Note 5 of the Notes to the Condensed Consolidated Financial Statements. The remaining decreases in both periods were due to the sale of the underlying assets of the data and internet products in connection with the sale of the broadband assets on June 13, 2003.

Costs and Expenses

Cost of services and products primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs for IT consulting. In the third quarter, the Broadband segment included only the cost of services and products of the Company’s CBTS subsidiary. CBTS incurred $25.8 million and $73.0 million of cost of services and products in the third quarter and year-to-date 2003, respectively, which represented decreases of $11.7 million and $38.2 million compared to the prior year due to the related decrease in revenue discussed above.

Excluding CBTS, cost of services and products decreased $125.6 million compared to the third quarter of 2002. For the year-to-date period ended September 30, 2003, cost of services and products decreased $147.6 million compared to the $400.9 million incurred during the same period in 2002. The majority of the year-over-year decreases were the result of the sale of substantially all of the broadband assets. The remaining decreases were driven primarily by lower broadband transport and switched voice services and include cost reductions implemented as part of

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

the October 2002 restructuring plan. In addition, a charge of $13.3 million in construction contract termination costs was recorded in 2002 and not repeated in 2003. The decreases in both the quarter and year-to-date periods were offset partially by a charge of $50.5 million related to a tentative settlement agreement regarding a disputed construction contract (refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements). The decreases were also partially offset by an increase in local access charges associated with the Company’s continued penetration of enterprise customer accounts. Costs of services and products incurred by the Broadband segment are expected to decrease significantly going forward as a substantial portion of the underlying assets were sold in connection with the sale of the broadband assets on June 13, 2003.

SG&A expenses decreased 87% to $10.6 million in the third quarter of 2003 and decreased 42% to $137.1 million in the first nine months of 2003, as compared to the respective prior year periods. The SG&A decrease associated with the sale of the broadband assets was $66.2 million in the third quarter and $94.0 million year-to-date. The remaining decrease was attributable to lower transmission operating expenses, property taxes and bad debt. These decreases were partially offset by an increase in contract services related to outsourcing of certain invoice processing, an increase in pension expense and a decrease in capitalized overhead costs associated with the completion of the national optical network. SG&A expenses incurred by the Broadband segment are expected to decrease significantly going forward as a substantial portion of the underlying assets were sold in connection with the sale of the broadband assets on June 13, 2003. Legal and other expenses associated with retained liabilities of the broadband business amounted to approximately $6.0 million during the third quarter of 2003. The Broadband segment will continue to incur expenses for CBTS, which amounted to $4.5 million and $14.2 million in the third quarter and first nine months of 2003, respectively.

Depreciation expense has been virtually eliminated, dropping to $0.1 million in the third quarter of 2003 and to $2.4 million year-to-date, as compared to the respective prior year periods. The decrease in the third quarter of 2003 compared to the third quarter of 2002 was due to the sale of substantially all the broadband assets on June 13, 2003(refer to Note 2 of the Notes to Condensed Consolidated Financial Statements). The year-to-date decrease was due to a non-cash impairment charge of $2,200.0 million in the fourth quarter of 2002 related to the Broadband segment’s tangible and intangible assets (refer to Note 1 of the Notes to Condensed Consolidated Financial Statements). Additionally, due to the definitive agreement to sell substantially all of the assets of the Broadband segment, the Broadband assets were classified as held for sale as of March 1, 2003 and the Broadband segment ceased depreciating the assets held for sale in accordance with SFAS 144 (refer to Note 2 of the Notes to Condensed Consolidated Financial Statements). As such, the Company expects an immaterial amount of depreciation expense from the Broadband segment going forward.

Amortization expense, which related to intangible assets acquired as part of the purchase of the broadband business in 1999, decreased to zero in the third quarter and year-to-date 2003, versus $6.2 million and $18.6 million in the prior year periods, respectively. This is due to the write-down $298.3 million of intangible assets in the fourth quarter of 2002 in association with the $2,200.0 million non-cash asset impairment charge recorded by the Broadband segment as discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements. As such, the Company expects no amortization expense in 2003.

Restructuring charges during the first nine months of 2003 were $24.4 million lower than the prior year. The current year period includes a $2.6 million reversal to restructuring expense due to a settlement related to a contract termination and a $0.6 million reversal due to a change in estimate related to other terminations of contract obligations. The $21.0 million of restructuring charges for the first nine months of 2002 were comprised of $15.9 million recorded in the first quarter of 2002 for employee termination benefits and the termination of a contractual commitment with a vendor related to the November 2001 restructuring and $5.0 million recorded in the third quarter of 2002 primarily for restructuring charges

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

associated with the exit of bundled Internet access services. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

In conjunction with the sale, the Broadband segment recorded a gain on sale of broadband assets of $37.3 million and $336.3 million during the third quarter and first nine months of 2003, respectively. A detailed discussion of the sale of the broadband assets is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Operating Income

As a result of the above, operating income increased by $61.3 million, to $33.2 million in the third quarter of 2003 compared to a loss of $28.1 million in the third quarter of 2002. Operating income in the first nine months of 2003 increased by $453.9 million compared to the same period in 2002, or from a loss of $156.8 million in 2002 to operating income of $297.1 million in 2003. Operating margin showed similar improvements, increasing from a negative margin of 9.4% in the third quarter of 2002 to a positive margin of 103.8% in the third quarter of 2003, and from a negative margin of 18.5% in the first nine months of 2002 to a positive margin of 70.4% in the first nine months of 2003.

Financial Condition

Capital Investment, Resources and Liquidity

As the Company’s businesses mature, investments in its local, wireless, and DSL networks will be focused on maintenance, strategic expansion, revenue-generating and technology enhancement initiatives undertaken to add customers to the Company’s networks and to retain current customers.

Background

As of September 30, 2003, the Company has $2,343.7 million of outstanding indebtedness (net of unamortized discount) and an accumulated deficit of $4,447.2 million.

In November of 1999, the Company acquired IXC Communications, Inc. (IXC) for approximately $3,200.0 million. IXC, renamed BRCOM (f/k/a Broadwing Communications, Inc.), provided long haul voice, data, and internet service over an 18,700 mile optic network. In connection with the acquisition, the Company assumed approximately $1,000.0 million of debt. Also in November 1999, the Company obtained credit facilities totaling

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

$1,800.0 million from a group of lending institutions. These credit facilities were increased to $2,300.0 million in June 2001. Borrowings under these facilities were used to redeem approximately $404.0 million of BRCOM 9% Senior Subordinated Notes assumed as part of the acquisition through a tender offer as a result of the change of control terms of the bond indenture. Additionally, in July of 1999, the Company issued $400.0 million of 6.75% convertible subordinated notes (the “Convertible Subordinated Notes”) to Oak Hill Capital Partners, L.P. From the acquisition of BRCOM through June 2003, the Company used approximately $2,300.0 million of cash flow from its other businesses, as well as borrowings under its credit facilities, to finance the buildout of BRCOM’s national optical network and to meet BRCOM’s other cash needs. In 2001, the business environment for BRCOM and the broader telecommunications industry deteriorated rapidly and significantly.

Since the acquisition of BRCOM, the Company has incurred substantial operating and net losses. In 2000 and 2001, BRCOM had operating losses of $225.7 million and $502.1 million, respectively, and net losses of $464.6 million and $388.4 million, respectively. For 2002, BRCOM had operating losses of $2,437.6 million and net losses of $4,542.4 million, which included an asset impairment charge of $2,200.0 million and a non-cash goodwill impairment charge of $2,008.7 million recorded upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

In response to BRCOM’s deteriorating financial results and concerns over liquidity, in October 2002, the Company announced a five-point restructuring plan intended to strengthen the Company’s financial position, maintain the strength and stability of its local telephone business, reduce capital expenditures at BRCOM, facilitate the evaluation of strategic alternatives and reduce debt. The Company had made substantial progress in implementing this restructuring plan. Through September 30, 2003, the Company had completed the sale of BRCOM’s broadband business, secured additional sources of capital, amended its credit facilities, entered into a supplemental indenture amending the terms of the Convertible Subordinated Notes and completed the exchange and retirement of debt and preferred stock at BRCOM, further discussed below.

Broadband Asset Sale

On February 22, 2003, the Company entered into a definitive agreement to sell substantially all of its broadband assets for approximately $129.3 million in cash, subject to certain purchase price adjustments, the assumption of certain liabilities and operating contractual commitments, and a 3% interest in the underlying broadband business sold. On June 6, 2003 and June 13, 2003, the purchase agreement was amended to, among other things, reduce the purchase price to $108.7 million ($91.5 million in cash and an estimated $17.2 million preliminary working capital promissory note, which was ultimately reduced to zero based on the final working capital position of the broadband business).

On June 13, 2003, the first (and most significant) stage closing was consummated. At the first stage closing, the Company had received regulatory approval in states where approximately 75% of 2002 broadband revenue was generated and effectively transferred control of the broadband business to the buyer. The buyer paid the cash purchase price of $91.5 million, of which $29.3 million was placed into escrow to support certain potential purchase price adjustments and the portion of the purchase price payable upon the consummation of the second and third stage closings.

During the third quarter ended September 30, 2003, the second and third (final) stage closings were consummated as all remaining regulatory approvals had been received. In connection with these closings, the Company received $20.5 million of the $29.3 million escrowed funds. The remaining escrowed funds of $8.8 million will be returned to the buyer in satisfaction of the working capital and receivables post closing purchase price adjustments pursuant to a tentative agreement between the Company and the buyer.

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company has indemnified the buyers of the broadband business against certain potential claims. In order to determine the fair value of the indemnification obligation, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. Such analysis produced an estimated fair value of the indemnification obligation of $7.8 million, which is included in other liabilities and has been reflected as a reduction of the gain on sale of broadband assets in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) as of September 30, 2003.

Not more than 30 days after July 1, 2004, the buyers will provide the BRCOM selling subsidiaries with a calculation of cash EBITDA (as defined in the Purchase Agreement) minus capital expenditures for the broadband business for the period from July 1, 2003 to July 1, 2004. If annual cash EBITDA minus capital expenditures for such period is negative $48 million or less, the BRCOM selling subsidiaries will pay to the buyers an amount equal to 35% of the difference between negative $48 million and the amount of annual cash EBITDA minus capital expenditures, provided that the obligation for such reimbursement will not exceed $10 million. The Company has reflected a $10 million liability related to this purchase price adjustment. The BRCOM selling subsidiaries will have no obligation to make the foregoing payment if the buyers sell 51% or more of the equity or voting control of C III or the assets acquired in the broadband sale.

Exchange and Retirement of BRCOM Debt and Preferred Stock

In March 2003, the Company reached agreements with holders of more than two-thirds of BRCOM’s 12½% Preferred Stock (the “12½% Preferreds”) and 9% notes to exchange these instruments for common stock of the Company. On September 8, 2003, the Company exchanged these instruments for 25.2 million shares of common stock of the Company. These exchanges resulted in the retirement of $458 million of long-term debt and minority interest liabilities of the Company. The exchanges also resulted in the settlement of $66.5 million in accrued interest and dividends as the Company had deferred the August 15, 2002, November 15, 2002, February 15, 2003, May 15, 2003, and August 15, 2003 cash dividend payments on its 12½% Preferreds, in accordance with the terms of the security. Upon completion of the exchange and a related subsidiary merger, the indenture related to the 9% notes was terminated and there are no longer any shares of the 12½% Preferreds outstanding.

On June 16, 2003, the Company permanently retired BRCOM’s remaining $0.8 million outstanding 12½% Senior Notes due 2005.

Financing Transactions and Credit Facilities

On March 26, 2003, the Company received $350.0 million of gross cash proceeds from the issuance of the 16% Senior Subordinated Discount Notes Due 2009 (the “16% notes”). Proceeds from the 16% notes, net of fees, were used to pay down borrowings under the Company’s credit facilities. Interest on the 16% notes is payable semi-annually on June 30 and December 31, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount. In addition, purchasers of the 16% notes received 17.5 million common stock warrants, each to purchase one share of Cincinnati Bell Inc. common stock at $3.00 each, which expire in March 2013. Of the total gross proceeds received, $47.5 million was allocated to the fair value of the warrants using the Black-Scholes option-pricing model and was recorded as a discount on the 16% notes. The 16% notes are expected to increase annual interest expense by approximately $67.2 million in 2003 compared to 2002, of which approximately $42.8 million is cash.

In conjunction with the issuance of the 16% notes, the Company’s credit facilities were also amended to, among other things, extend the revolving credit commitment, revise the financial covenants, accelerate a

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

portion of the term debt, increase interest rate spreads and allow for the sale of substantially all of the assets of the Broadband segment.

Also, in March 2003, the Company entered into a supplemental indenture amending certain terms governing the Convertible Subordinated Notes Due 2009. The supplemental indenture allowed for the previously discussed sale of substantially all of the assets of the Company’s Broadband segment, provided that a bankruptcy of BRCOM would not constitute an event of default, amended the definition of change in control by increasing the ownership threshold deemed to be a change in control from 20% of outstanding shares to 45% of outstanding shares and included covenants restricting the ability of the Company to incur debt and consummate certain asset dispositions. The supplemental indenture also increased the paid-in-kind interest by 2¼% from March 2003 through redemption in July 2009, resulting in a per annum interest rate of 9%. Interest expense will be paid in cash semi-annually on January 21 and July 21 of each year at a rate of 6¾% per annum, commencing on January 21, 2005. The additional 2¼% will accrete, or be added to the principal balance, through the redemption date in July 2009. This supplemental indenture is expected to increase non-cash interest expense by approximately $16 million annually in 2003 up to approximately $20 million annually by 2009, compared to 2002.

On July 11, 2003 the Company issued $500.0 million of 7¼% senior unsecured notes due 2013 (the “7¼% Senior notes due 2013”). Net proceeds of $488.8 million were used to prepay term credit facilities and permanently reduce commitments under the Company’s revolving credit facility. Interest on the 7¼% Senior notes due 2013 will be payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2004. The 7¼% Senior notes due 2013 are unsecured obligations and will rank equally with all of the Company’s existing and future senior unsecured debt and will rank senior to all existing and future subordinated debt. The Company’s subsidiaries, excluding Cincinnati Bell Telephone, Cincinnati Bell Wireless, BRCOM and its subsidiaries, unconditionally guarantee the 7¼% Senior notes due 2013 on a senior unsecured basis. The 7¼% Senior notes due 2013 contain customary covenants for notes of this type, including, limitations on the following: dividends and other restricted payments; dividend and other payment restrictions affecting its subsidiaries; indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; redemption of debt that is junior in right of payment; issuances of senior subordinated debt; restrictions on dealing with BRCOM and its subsidiaries; and, mergers and consolidations. The 7¼% Senior notes due 2013 are expected to increase annual interest expense, offset by a decrease in annual interest expense related to the credit facilities, in 2003 compared to 2002 by approximately $12.6 million, of which approximately $11.4 million is cash.

The Company believes that its borrowing availability under the credit facilities and cash generated from operations will provide sufficient liquidity for the foreseeable future. As a result of the issuance of the 16% notes, the 7¼% Senior notes due 2013 and scheduled repayments, the credit facilities were reduced from $1,825.0 million as of December 31, 2002 to $921.8 million as of September 30, 2003. The remaining credit facilities as of September 30, 2003 consist of $594.6 million in revolving credit maturing on March 1, 2006, and having four equal quarterly scheduled commitment reductions during 2005 in an aggregate amount equal to $184.8 million, $132.5 million in term loans, maturing in various amounts during 2003 and 2004, and $194.7 million in term loans, maturing in various amounts between 2003 and 2007. As of September 30, 2003, the Company had drawn approximately $639.9 million from its credit facilities, and had outstanding letters of credit totaling $13.1 million, leaving $268.8 million in additional borrowing availability under its revolving credit facility.

The terms of the 16% notes, the 7¼% Senior notes due 2013 and the credit facilities limit the Company’s ability to make future investments in or fund the operations of BRCOM and its subsidiaries. Specifically, the Company and its other subsidiaries may not make investments in or fund the operations of BRCOM and its

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

subsidiaries beyond an aggregate amount of $118.0 million after October 1, 2002. As of September 30, 2003, the Company had the ability to invest an additional $87.9 million in BRCOM and its subsidiaries based on these provisions. In addition, BRCOM’s cash balance as of September 30, 2003 was $0.1 million, for total available liquidity of $88.0 million. The uncertainty of BRCOM’s available liquidity resulting from these funding constraints, prompted the Company’s independent accountants to include a going concern explanatory paragraph in their audit report filed along with the stand alone annual financial statements of BRCOM for the year ended December 31, 2002. The going concern explanatory paragraph means that, in the opinion of the Company’s independent accountants, there is substantial doubt about BRCOM’s ability to continue to operate as a going concern. If BRCOM is unable meet its remaining obligations, it may be forced to seek protection from its creditors through bankruptcy proceedings.

Upon completion of the previously referenced amendment to the credit facilities in March 2003, interest rates charged on borrowings under the revolving and term credit facilities increased to 425 and 375 basis points above LIBOR, respectively, or 5.41% and 4.91%, respectively, based on the LIBOR rate as of September 30, 2003. The Company expects annual interest expense related to this amendment to increase by approximately $14.8 million in 2003 compared to 2002, of which approximately $6.0 million is cash. Based on the Company’s outstanding variable rate indebtedness as of September 30, 2003, a 1% increase in the average borrowing rate would result in approximately $6.4 million in annual incremental interest expense. The banking fees applied to the unused amount of revolving credit facility borrowings increased to 62.5 basis points. Additionally, the Company amended the credit facilities in June 2003 in order to allow for modifications to the broadband sale agreement and in July 2003 in order to allow for the issuance of the 7¼% Senior notes due 2013 and to reset the interest coverage ratio covenants.

The Company is subject to financial covenants in association with the credit facilities. These financial covenants require that the Company maintain certain debt to EBITDA (as defined in the Credit Agreement), senior secured debt to EBITDA and interest coverage ratios as well as limit its capital expenditures. The facilities also contains certain covenants which, among other things, may restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company were in default on its credit facilities, no additional borrowings under the credit facilities would be available until the default was waived or cured. The Company was in compliance with all covenants set forth in its credit facilities and the indentures governing its other debt as of September 30, 2003. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements contained in this report for a discussion of the Company’s debt and the related covenants.

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

Voluntary prepayments of borrowings under the credit facilities and voluntary reductions of the unutilized parts of the credit facilities’ commitments are, subject to proper notice, permitted at any time.

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

On October 30, 2003, the Company announced that it was offering $540.0 million principal amount of Senior Subordinated Notes due 2014 by means of a private placement (the “Offering”). The new notes will bear interest at a rate of 8 3/8% per annum. The net proceeds of the Offering, after deducting the initial purchasers’ discounts and fees and expenses related to the Offering are expected to total $528.2 million. The Company will use $524.6 million of the net proceeds to purchase all of the Company’s outstanding Convertible Subordinated Notes due 2009, which bear interest at a rate of 9%, at a discounted price equal to 97% of their accreted value on the expected closing date of November 19, 2003. The remaining proceeds will be used to pay fees related a credit facility amendment described below and reduce outstanding borrowings under the revolving credit facility. The Offering is conditioned upon the execution of this amendment and the consent of the Company’s lenders under its credit facilities. Concurrently with the Offering, the Company expects to amend its credit facilities to provide for a new term loan facility of $525 million. The net proceeds of the new term loan facility will be used to prepay all outstanding term loans under the Company’s credit facilities and to permanently pay down a portion of the Company’s revolving credit facility. The new term loan is expected to mature in June 2008 and bear interest at a rate of 250 basis points over LIBOR.

Capital Investment

In 2003, the Company began its build-out of the Global System for Mobile Communications and General Packet Radio Service (“GSM/GPRS”) technology. GSM/GPRS technology provides enhanced wireless data communication. Several competitors and the Company’s partner, AWS, have announced plans to begin, or have begun, using GSM/GPRS or a comparable technology in their national networks. Capital expenditures required to implement this new technology are expected to be approximately $30.0 million. Through September 30, 2003 the Company had expended $20.6 million on this technology and expects to incur an additional $9.4 million through the remainder of 2003.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2003:

Contractual Obligations (dollars in millions)

	Payments Due by Period

	Total	< 1 Year	1-3 Years	4-5 Years	Thereafter

Debt, excluding unamortized discount	$2,354.3	$128.8	$524.7	$386.3	$1,314.5
Capital Leases, excluding interest	33.6	6.9	7.6	4.9	14.2
Noncancelable Operating Lease Obligations	214.5	12.7	24.3	14.7	162.8
Unconditional Purchase Obligations	225.8	45.8	135.0	45.0	—

Total	$2,828.2	$194.2	$691.6	$450.9	$1,491.5

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

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

As of the date of this filing, the Company maintains the following credit ratings:

			Fitch	Moody’s
Entity	Description	Standard and Poor’s	Rating Service	Investor Service

CBB	Corporate Credit Rating	B+	BB-	B1
CBT	Corporate Credit Rating	B+	BB+	Ba2
CBB	Outlook	positive	stable	positive

The Company does not have any downgrade triggers that would accelerate the maturity dates of its debt or increase the interest rate on its debt. Due to the Company’s credit rating, which is below Baa3 and BBB- as rated by Moody’s and Standard & Poor’s, respectively, the Company is obligated by covenants of its credit facilities to use 75% of any annual excess cash flows, as defined in the Credit Agreement, to permanently reduce its outstanding borrowings. If the Company is unable to meet the covenants of its various debt agreements, the payment of the underlying debt could be accelerated. Additionally, the Company is currently obligated by its credit facilities to use the net cash proceeds received from certain asset sales or issuances of debt by the Company or any of its subsidiaries to reduce its outstanding borrowings subject to certain limited exceptions.

Short-term debt on the balance sheet of $135.7 million at September 30, 2003 consisted of approximately $126.0 million of principal payments on long-term debt, $106.0 million of which was related to the credit facilities and $20.0 million of which was related to CBT note payments due during the next twelve months. The remaining balance of short-term debt of $9.7 million was related to the short-term portion of capital leases of $6.9 million and $2.8 million related to other short-term debt. The Company expects to have the ability to meet its short-term obligations through borrowings from its revolving credit facility and cash flows generated by its operations.

Balance Sheet

The following comparisons are relative to December 31, 2002.

The change in cash and cash equivalents is explained in the preceding discussion of capital investment, resources and liquidity or in the cash flow discussion below. The decrease in accounts receivable of $151.6 million was primarily the result of $73.8 million of BRCOM receivables sold in connection with the broadband sale and a $50.5 million reserve for settlement of an outstanding contract dispute. The increase of $55.3 million in net property, plant and equipment was primarily due to the adoption of SFAS 143 as accumulated depreciation of $134.0 million related to estimated removal cost in the Local segment was reversed as a change in accounting principle and by capital expenditures of $94.8 million. This was partially offset by $49.0 million of broadband assets sold and depreciation expense of $120.6 million. The increase in

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

deferred financing costs of $29.8 million was primarily the result of the additional financing costs incurred related to the issuance of the 16% notes, the amendment to the Company’s credit facilities (both in March 2003) and the issuance of the 7 ¼% Senior notes due 2013 (in July 2003). These increases were partially offset by the amortization of deferred financing costs related to the reduction in borrowings under the Company’s credit facilities with the net proceeds from the issuances of the 16% notes and the 7 ¼% Senior notes due 2013.

The decrease in short-term and long-term debt of $68.0 million and $146.7 million were due to the both cash flow from operations and the $82.7 million paydown of debt utilizing the proceeds of the broadband asset sale. Accounts payable decreased $70.4 million, or 54%, primarily due to $41.8 million of accounts payable assumed by the buyers of the broadband assets and by timing of vendor payments. The decrease in current unearned revenue of $78.5 million was primarily due to $42.7 million of liabilities assumed by the buyers of the broadband assets and amortization of an IRU contract that expired in May 2003. The decrease in long-term unearned revenue, less current portion of $290.7 million was primarily due to $278.7 million of liabilities assumed by the buyers of the broadband assets.

The decrease in dividends payable of $28.3 million was due to the exchange of BRCOM’s 12.5% preferred stock and dividends payable for common stock of the Company offset by an increase of $2.6 million due to timing of the preferred stock quarterly dividend payment.

The increase in deferred income tax liabilities of $60.7 million was due primarily to an increase in liabilities of $47.6 million recorded as part of the Company’s adoption of SFAS 143.

The decrease in minority interest of $403.9 million was due to the exchange of BRCOM’s 12½% Preferreds for common stock of the Company, partially offset by an increase in AWS’ minority interest in the earnings of CBW.

Cash Flow

For the first nine months of 2003, cash provided by operating activities totaled $230.6 million, $100.5 million more than the $130.1 million provided in operating activities during the first nine months of 2002, due to a reduction in working capital needs resulting from the sale of substantially all of the broadband assets, and improved profitability from operations.

The Company’s investing activities included outflows for capital expenditures and inflows from the sale of equity investments and assets. Capital expenditures during the first nine months of 2003 totaled $94.8 million, $45.1 million lower than the $139.9 million incurred during the first nine months of 2002. The decrease is due to completion of the optical overbuild of the national broadband network and subsequent sale of the broadband assets, partially offset by an increase at CBW related to the GSM network overbuild previously discussed. In 2002, the Company received proceeds of $345.0 million as a result of the sale of substantially all of the assets of Cincinnati Bell Directory (“CBD”) and $23.3 million from the sale of its entire equity stake in Anthem Inc. In 2003, the Company received $82.7 million from the sale of substantially all of the assets of its broadband business and $3.8 million from the sale of its entire equity investment in Terabeam, offset by $4.3 million in fees related to the sale of the BRCOM assets.

The Company received $850.0 million of gross cash proceeds from the issuance of the 16% notes and 7¼% senior notes due 2013 during the first nine months of 2003. The Company permanently prepaid $708.8 million in borrowings under its term and revolving credit facilities and made a $194.4 million payment under its revolving credit facility with the net cash proceeds from the 16% notes, the net cash proceeds from the

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

7¼% senior notes due 2013 and cash provided by operations. The Company reduced its borrowings under its revolving credit facilities utilizing cash provided by operations and cash on its balance sheet as of December 31, 2002. BCSI Inc., a subsidiary of BRCOM, directly repaid a net $52.2 million of the revolving credit facility using cash proceeds of $82.7 million from the sale of broadband assets, offset by borrowings to fund operations and liability management of $30.5 million during the first nine months of 2003.

Approximately $5.2 million in preferred stock dividends were paid during the first nine months of 2003. As a result of BRCOM’s decision to defer the February 15, 2003, May 15, 2003 and August 15, 2003 cash dividend payment on its 12½% Preferreds, the Company conserved approximately $24.8 million in cash during the first nine months of 2003 compared to the first nine months of 2002. The dividends were accrued, and therefore were presented as minority interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) through the exchange of the preferred stock on September 8, 2003. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of minority interest. Debt issuance costs during the first nine months of 2003 totaled $65.1 million, $56.6 million higher than the $8.5 million incurred during the first nine months of 2002. The increase in debt issuance costs are due to the issuance of the 16% notes, the issuance of the 7¼% senior notes due 2013 and the amendment to the credit facilities.

As of September 30, 2003, the Company held approximately $32.9 million in cash and cash equivalents. In addition to cash on hand, the primary sources of cash will be cash generated by operations and borrowings from the Company’s revolving credit facility. The primary uses of cash will be for funding the maintenance and strategic expansion of the local and wireless networks; interest and principal payments on the Company’s credit facilities, 16% notes, 7¼% Senior notes due 2013, 7¼% Senior notes due 2023, and CBT notes; dividends on the convertible subordinated notes; working capital; and liability management associated with BRCOM up to the maximum amount permitted under the terms of the 16% notes, the 7¼% Senior notes due 2013 and Credit Agreement.

Regulatory Matters and Competitive Trends

Federal - The Telecommunications Act of 1996 (the “1996 Act”), including the rules subsequently adopted by the FCC to implement the 1996 Act, can be expected to impact CBT’s in-territory local exchange operations in the form of greater competition.

State - At the state level, CBT conducts local exchange operations in portions of Ohio, Kentucky and Indiana and, consequently, is subject to regulation by the Public Utilities Commissions (“PUC”) in those states. In Ohio, the PUC has concluded a proceeding to establish permanent rates that CBT can charge to competitive local exchange carriers for unbundled network elements, although some elements will remain subject to interim rates indefinitely. The Kentucky commission recently initiated a similar case to establish rates for unbundled network elements in Kentucky. The establishment of these rates is intended to facilitate market entry by competitive local exchange carriers.

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

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

Cincinnati Bell Telephone faces competition from other local exchange carriers, wireless services providers, interexchange carriers, cable providers and Internet access providers. The Company believes Cincinnati Bell Telephone will face greater competition as more competitors emerge and focus resources on the Greater Cincinnati metropolitan area. In November 2003, Time Warner Cable filed an application with the Public Utilities Commission of Ohio to provide local and interexchange voice service in Cincinnati, Columbus, Northeast Ohio (Akron) and Western Ohio (Dayton).

CBW is one of six active wireless service providers in the Cincinnati and Dayton, Ohio metropolitan market areas, including Cingular, Sprint PCS, T-Mobile, Verizon and Nextel, all of which are nationally known and well funded. The Company anticipates that competition will cause the market prices for wireless products and services to decline in the future. CBW’s ability to compete will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Furthermore, there has been a trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. The Company expects this consolidation to lead to larger competitors with greater resources and more service offerings than CBW. However, CBW’s implementation of GSM should improve the Company’s ability to compete through preservation and enhancement of existing revenue streams, lower incremental capital expenditures per gross addition, and minimal additional investment in the legacy TDMA network.

The Company’s other subsidiaries operate in a largely local or regional area, and each of these subsidiaries faces significant competition. CBAD’s competitors include large national long-distance carriers such as AT&T Corp., MCI and Sprint Corporation. Public competes with several other public payphone providers, some of which are national in scope and offer lower prices for coin-based local calling services. Public has also continued to be adversely impacted by the growing popularity of wireless communications.

BRCOM’s CBTS subsidiary competes with intranet hardware vendors, wiring vendors, and other information technology consulting businesses. The managed services operations of CBTS face competition from nationally known managed services providers.

The Company intends to continue to utilize its investment in its local communications network and its regional wireless network to provide new and incremental product and service offerings to its customers in the Greater Cincinnati and Dayton, Ohio markets.

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Business Development

To enhance shareowner value, the Company continues to review opportunities for acquisitions, divestitures, equity investments and strategic partnerships.

Commitments and Contingencies

Commitments

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services, which remains in effect until June 30, 2008. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting, technical support and customer support services for the Company. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. The Company’s annual minimum commitment is $45.0 million.

The broadband business had contractual obligations to utilize network facilities from various interexchange and local exchange carriers. These contracts were based on a fixed monthly rate with terms extending on certain contracts through 2021. The buyer of substantially all of the broadband assets assumed capital lease commitments and certain liabilities of $390.2 million and operating contractual commitments of approximately $271.1 million, including the obligations associated with network utilization, upon the first stage closing of the sale on June 13, 2003.

Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

During 2002 and 2003, a number of putative class action and derivative lawsuits were filed in the United States District Court for the Southern District of Ohio and the Ohio Court of Common Pleas, Hamilton County Division, respectively, on behalf of purchasers of the securities of the Company between January 17, 2001 and May 20, 2002, inclusive (the “Class Period”). The complaints allege that the Company, and two of its former Chief Executive Officers (“CEOs”) violated federal securities laws by allegedly issuing material misrepresentations to the market during the Class Period, which misrepresentations resulted in an artificially inflated market price for the Company’s securities. In a separate action, a number of complaints have been filed in the United States District Court for the Southern District of Ohio on behalf of the Company’s retirement savings plan and its beneficiaries alleging that the Company and several of its directors violated the Employee Retirement Income Security Act by allegedly exposing the beneficiaries’ retirement savings to unreasonable risk of loss and injury. The Company intends to defend these claims vigorously.

In June 2000, BRCOM entered into a long-term construction contract to build a 1,774-mile fiber route system. During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62.0 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract. Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract. As a result of the contract termination, the Company expensed $13.3 million in both costs incurred under the contract and estimated shutdown costs during the second quarter of 2002. In addition, the Company’s balance sheet

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

included $50.5 million in unbilled accounts receivable (including both signed change orders and claims) as of December 31, 2002 related to this contract. On July 30, 2003, the company reached a tentative settlement agreement with the customer regarding the construction contract in dispute. As a result, during the second quarter of 2003, the Company recorded a non-cash charge of $50.5 million to reserve against the unbilled accounts receivable related to this contract. While the Company believes a final settlement will be reached during the fourth quarter of 2003 based on the tentative agreement, failure to do so, and a subsequent unfavorable outcome in arbitration could have a material effect on the financial condition and results of operations of the Company.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate fluctuations. To manage its exposure to interest rate fluctuations, the Company uses a combination of variable rate short-term and fixed rate long-term financial instruments. The Company employs derivative financial instruments to manage its exposure to fluctuations in interest rates charged on the Company’s borrowings under its credit facilities. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes. The March 2003 credit facility amendment and restatement eliminated the requirement to maintain a certain threshold of fixed rate debt as a percentage of the Company’s total debt. As of September 30, 2003, the Company held interest rate swaps with notional amounts totaling $70 million. These agreements will expire throughout the remainder of 2003. A more detailed discussion of the Company’s use of financial instruments is presented in Note 7 of the Notes to Condensed Consolidated Financial Statements. Swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. Because the notional amounts are not exchanged, the notional amounts of these agreements are not indicative of the Company’s exposure resulting from these derivatives. The amounts to be exchanged between the parties are primarily the result of the swap’s notional amount and the fixed and floating rate percentages to be charged on the swap. In accordance with Statement of Financial Accounting Standard SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), interest rate differentials associated with the Company’s interest rate swaps are recorded as an adjustment to interest payable or receivable with the offset to interest expense over the life of the swap. The swap agreements were a liability with a fair value of $0.5 million recorded on the balance sheet as of September 30, 2003, and a $4.3 million tax-effected amount recorded in other comprehensive income.

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

Form 10-Q Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 4. Controls and Procedures

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President of Internal Controls, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President of Internal Controls concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2003. The Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is included in Note 14 of the Notes to the Condensed Consolidated Financial Statements on page 31 of this quarterly report.

Item 2. Changes in Securities and Use of Proceeds

On March 26, 2003, the Company received $350 million of gross cash proceeds from the issuance of the Senior Subordinated Discount Notes due 2009 (the “16% notes”). Proceeds from the 16% notes, net of fees, were used to pay down borrowings under the Company’s credit facilities. Interest on the 16% notes will be payable semi-annually on each of June 30 and December 31 of 2003 through 2006 and then on each of June 30, 2007, January 20, 2008 and on the maturity date on January 20, 2009, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount. In addition, purchasers of the 16% notes received 17.5 million common stock warrants, each to purchase one share of Cincinnati Bell common stock at $3.00 each, which expire in March 2013.

On March 26, 2003, the Company entered into a supplemental indenture amending certain terms governing the Convertible Subordinated Notes. The supplemental indenture increased the paid-in-kind interest by 2¼% from March 2003 through redemption in July 2009, resulting in a per annum interest rate of 9%. Interest expense will be paid in cash semi-annually on January 21 and July 21 of each year at a rate of 6¾% per annum, commencing on January 21, 2005. The additional 2¼% will accrete, or be added to the principal balance, through the redemption date in July 2009. The supplemental indenture also allows for the sale of substantially all of the assets of the Company’s Broadband segment, provides that a bankruptcy of BRCOM would not constitute an event of default, amends the definition of change in control by increasing the ownership threshold deemed to be a change in control from 20% of outstanding shares to 45% of outstanding shares and includes covenants restricting the ability of the Company to incur debt and consummate certain asset dispositions.

On July 11, 2003 the Company issued $500.0 million of 7¼% senior unsecured notes due 2013 (the “7¼% Senior notes due 2013”). Net proceeds totaled $488.8 million and were used to permanently prepay borrowings and reduce commitments under the Company’s credit facilities. Interest on the 7¼% Senior notes due 2013 will be payable in cash in arrears semi-annually on January 15 and July 15 of each year, commencing on January 15, 2004. The 7¼% Senior notes due 2013 are unsecured obligations and will rank equally with all of the Company’s existing and future senior debt and will rank senior to all existing and future subordinated debt. The Company’s subsidiaries, excluding BRCOM and its subsidiaries, unconditionally guarantee the 7¼% Senior notes due 2013 on a senior unsecured basis. The 7¼% Senior notes due 2013 contains customary covenants for notes of this type, including, limitations on dividends and other restricted payments, dividend and other payment restrictions affecting its subsidiaries, indebtedness, asset dispositions, transactions with affiliates, liens, investments, issuances and sales of capital stock of subsidiaries, redemption of debt that is junior in right of payment, issuances of senior subordinated debt, restrictions on dealing with BRCOM and its subsidiaries, and mergers and consolidations.

In March 2003, the Company entered into an exchange and voting agreement with holders of the BRCOM 9% senior subordinated notes due 2008 and the BRCOM 12½% Preferreds to exchange these instruments for common stock of the Company. On September 8, 2003, the Company exchanged these instruments for approximately 25.2 million shares of Cincinnati Bell Inc. common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION

(3.1)(a)	Amended Articles of Incorporation of Cincinnati Bell (Exhibit (3.1)(a) to Form S-4 dated July 17, 2003, File No. 1-8519).

(3.1)(b)	Amended Regulations of Cincinnati Bell (Exhibit (3.2) to Registration Statement No. 2-96054).

(4)(a)	Provisions of the Amended Articles of Incorporation and the Amended Regulations of the registrant which define the rights of holders of Common Shares and the Preferred Shares are incorporated by reference to such Amended Articles filed as Exhibit (3)(a) hereto and such Amended Regulations filed as Exhibit (3)(b) hereto.

(4)(b)(i)	Rights Agreement dated as of April 29, 1997, between the Broadwing and The Fifth Third Bank which includes the form of Certificate of Amendment to the Amended Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (Exhibit 4.1 to Broadwing’s Registration Statement on Form 8-A filed on May 1, 1997).

(4)(b)(ii)	Amendment No. 1 to the Rights Agreement dated as of July 20, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 1 of Broadwing’s Registration Statement on Form 8-A filed on August 6, 1999).

(4)(b)(iii)	Amendment No. 2 to the Rights Agreement dated as of November 2, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 2 of Broadwing’s Registration Statement on Form 8-A filed on November 8, 1999).

(4)(c)(i)	Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023. (Exhibit 4-A to Form 8-K, date of report July 12, 1993, File No. 1-8519).

Exhibit Number	DESCRIPTION

(4)(c)(ii)	Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report October 27, 1993, File No. 1-8519).

(4)(c)(iii)	Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report November 30, 1998, File No. 1-8519).

(4)(c)(iv)	Investment Agreement dated as of July 21, 1999, among Cincinnati Bell Inc., Oak Hill Capital Partners L.P. and certain related parties of Oak Hill (Exhibit 4.9 to Form S-4 filed on September 13, 1999, File No. 1-8519).

(4)(c)(v)	Indenture dated as of July 21, 1999 among Cincinnati Bell Inc., and The Bank of New York, as Trustee (Exhibit 4.10 to Form S-3 filed on November 10, 1999, File No.1-8519).

(4)(c)(v)(2)	First Supplemental Indenture dated as of March 26, 2003, among Broadwing Inc. (f/k/a Cincinnati Bell Inc.), as Issuer and The Bank of New York, as Trustee. (Exhibit (4)(c)(v)(2) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)

(4)(c)(vi)(1)	Indenture dated as of March 26, 2003, by and among Broadwing Inc., as Issuer, Cincinnati Bell Public Communications Inc., ZoomTown.com Inc, Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services Inc., Broadwing Financial LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless Holdings LLC and Broadwing Holdings Inc. as Guarantors, and The Bank of New York, as trustee, in connection with $350,000,000 of Broadwing Inc. Senior Subordinated Discount Notes Due 2009. (Exhibit (4)(c)(vi) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)

(4)(c)(vi)(2)+	First Supplemental Indenture dated as of October 30, 2003 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the guarantors party thereto, and the Bank of New York as trustee, governing the Senior Subordinated Discount Notes due 2009 (filed herewith).

(4)(c)(vii)	Warrant Agreement, dated as of March 26, 2003, by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(vii) to Form 10-K for 2002, File No. 1-8519) (Exhibit (4)(c)(vii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)

4)(c)(viii)	Exchange and Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(viii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)

(4)(c)(ix)	Equity Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(ix) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)

Exhibit Number	DESCRIPTION

4(c)(x)(1)	Purchase Agreement, dated as of March 26, 2003 by and between Broadwing Inc. GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(1) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)

4(c)(x)(2)	First Amendment to Purchase Agreement, dated as of March 26, 2003 by and between Broadwing Inc. GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(2) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)

(4)(c)(xi)	Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Pell Public Communications Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Telecommunications Services Inc., and ZoomTown.com Inc., as Guarantors, and the Bank of New York, as Trustee in connection with Cincinnati Bell 7¼% Senior Notes due 2013 (Exhibit (4)(c)(xi) on Form S-4 dated July 17, 2003, File No. 1-8519).

(4)(c)(xii)	Exchange and Registration Rights Agreement, dated as of July 11, 2003, by and among Cincinnati Bell Inc., BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Pell Public Communications Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Telecommunications Services Inc., and ZoomTown.com Inc., and Credit Suisse First Boston LLC and the other purchasers (Exhibit (4)(c)(xii) on Form S-4 dated July 17, 2003, File No. 1-8519).

(4)(c)(xiii)	No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(i)(1)	Credit Agreement dated as of November 9, 1999, amended and restated as of March 26, 2003, (“Credit Agreement”) among Broadwing Inc. (f/k/a Cincinnati Bell) and Broadwing Communications Services Inc. (f/k/a IXC Communications Services, Inc.) as the Borrowers, the Initial Lenders, Initial Issuing Banks and Swing Line Banks named herein, Bank of America, N.A., as Syndication Agent, Citicorp USA, Inc., as Administrative Agent, Credit Suisse First Boston and The Bank of New York, as Co-Documentation Agents, PNC Bank, N.A., as Agent and Salomon Smith Barney Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers. (Exhibit (10)(i)(1) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)

(10)(i)(1.1)	Amendment, Waiver and Consent to the Credit Agreement among Cincinnati Bell Inc. (f/k/a Broadwing Inc.), an Ohio Corporation, and Broadwing Communications Services Inc. (f/k/a IXC Communications Services, Inc.), a Delaware Corporation, the banks, financial institutions and other institutional lenders parties to the Credit Agreement (as defined therein), Bank of America, N.A., as syndication agent, Citicorp USA, Inc., as administrative agent, and the other agents party to the Credit Agreement (Exhibit (10)(i)(A)(1)(ii) to Form S-4, filed June 23, 2003, File No. 1-8519)

Exhibit Number	DESCRIPTION

(10)(i)(1.2)	Amendment No. 2 to the Credit Agreement among Cincinnati Bell Inc. (f/k/a Broadwing Inc.), an Ohio Corporation, and BCSI Inc. (f/k/a Broadwing Communications Inc.), a Delaware Corporation, the banks, financial institutions and other institutional lenders parties to the Credit Agreement (as defined therein), Bank of America, N.A., as syndication agent, Citicorp USA, Inc., as administrative agent, and the other agents party to the Credit Agreement (Exhibit (10)(i)(A)(1)(iii) to Form S-4, filed July 17, 2003, File No. 1-8519)

(10)(i)(2)	Asset Purchase Agreement by and among Broadwing Inc., Cincinnati Bell Directory Inc. and CBD Media, Inc. dated as of February 4, 2002. (Exhibit (10)(i)(2) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(i)(3)	Asset Purchase Agreement between Broadwing Communications Services Inc. and CIII Communications dated as of February 22, 2003. (Exhibit (99)(i) to Form 8-K, filed on February 28, 2003, File No. 1-8519).

(10)(i)(3.1)	Amendment No. 1 to the Asset Purchase Agreement dated June 6, 2003 (Exhibit (99)(i) to Form 8-K, filed on June 13, 2003, File No. 1-8519).

10)(i)(3.2)	Letter Agreement Amendment Number 2 to the Asset Purchase Agreement (Exhibit (10)(i)(A)(3)(iii) to Form S-4, filed on June 23, 2003, File No. 1-8519).

(10)(iii)(A)(1)*	Short Term Incentive Plan of Broadwing Inc., as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(2)*	Broadwing Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective July 24, 2002. (Exhibit (10)(iii)(A)(2) to Form 10-Q for the three months ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(3)(i)*	Broadwing Inc. Pension Program, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(3)(ii)*	Cincinnati Bell Pension Program, as amended and restated effective March 3, 1997. (Exhibit (10)(iii)(A)(3)(ii) to Form 10-K for 1997, File No. 1-8519).

(10)(iii)(A)(4)*	Broadwing Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the three months ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(5)*	Broadwing Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(6)*	Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective January 1, 2001. (Exhibit (10)(iii)(A)(6) to Form 10-Q for the three months ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(7)*	Cincinnati Bell Inc. 1989 Stock Option Plan. (Exhibit (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

Exhibit Number	DESCRIPTION

(10)(iii)(A)(8)*	Employment Agreement effective January 1, 1999 between the Company and Kevin W. Mooney. (Exhibit (10)(iii)(A)(ii) to Form 10-K for 1998, File No. 1-8519).

10)(iii)(A)(8.1)*	Amendment to Employment Agreement effective September 20, 2002 between the Company and Kevin W. Mooney. (Exhibit (10)(iii)(A)(9.1) to Form 10-Q for the three months ended September, 30, 2002, File 1-8519)

(10)(iii)(A)(8.2)*	Amendment to Employment Agreement effective February 3, 2003 between the Company and Kevin W. Mooney. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, date of report February 3, 2002, File No. 1-8519)

(10)(iii)(A)(8.3)*	Amendment to Employment Agreement effective June 20, 2003 between the Company and Kevin W. Mooney. (Original Amendment to Employment Agreement filed as Exhibit 99.2 to Form 8-K, date of report June 24, 2003, File No. 1-8519)

(10)(iii)(A)(9)*	Employment Agreement effective December 4, 2001 between the Company and Michael W. Callaghan. (Exhibit (10)(iii)(A)(10) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(iii)(A)(9.1)*	Amendment to Employment Agreement effective February 3, 2003 between the Company and Michael W. Callaghan. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, date of report February 3, 2002, File No. 1-8519)

(10)(iii)(A)(10)*	Employment Agreement dated January 1, 1999 between the Company and John F. Cassidy. (Exhibit (10)(iii)(A)(8) to Form 10-K for 1999, File No. 1-8519).

(10)(iii)(A)(11)*	Employment Agreement effective January 1, 2000 between the Company and Jeffrey C. Smith. (Exhibit (10)(iii)(A)(12) to Form 10-Q for the quarter ended March 31, 2001, File No. 1-8519)

(10)(iii)(A)(11.1)*	Amendment to Employment Agreement effective September 20, 2000 between the Company and Jeffrey C. Smith. (Exhibit (10)(iii)(A)(12.1) to Form 10-Q for the three months ended September 30, 2002, File No. 1-8519)

(10)(iii)(A)(12.1)*	Amendment to Employment Agreement effective February 3, 2003 between the Company and Jeffrey C. Smith. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, filed on February 3, 2002, File No. 1-8519)

(10)(iii)(A)(12)*	Employment Agreement effective July 24, 2002 between the Company and Thomas L. Schilling. Exhibit (10)(iii)(A)(13) to Form 10-Q for the three months ended June 30, 2002, File No. 1-8519)

(10)(iii)(A)(12.1)*	Amendment to Employment Agreement effective February 3, 2003 between the Company and Thomas L. Schilling. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, filed on February 3, 2002, File No. 1-8519)

Exhibit Number	DESCRIPTION

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.

* Management contract or compensatory plan required to be filed as an exhibit.

The Company will furnish any other exhibit at cost.

(b)	Reports on Form 8-K (including items furnished to the SEC).

Form 8-K, date of report July 3, 2003, reporting the Company announced the pricing of an offering of approximately $500 million principal amount of 7.25% Senior Unsecured Notes due 2013 by means of a private placement.

Form 8-K, date of report July 24, 2003, reporting the Company issued a press release on July 23, 2003 announcing that its Chief Executive Officer, Kevin W. Mooney, has decided to leave the Company, effective July 31, 2003.

Form 8-K, date of report July 29, 2003, reporting the Company issued a press release on July 28, 2003 announcing that John F. Cassidy has been named President and Chief Executive Officer of the Company.

Form 8-K, date of report August 1, 2003, reporting the Company issued a press release on July 31, 2003 announcing the election of Bruce L. Byrnes, (55) Vice Chairman of the Board and President of Global Beauty Care and Global Health Care of Procter and Gamble, to the Company’s Board of Directors effective August 1, 2003. In addition, Lawrence J. Bouman is resigning from the board of directors effective August 1, 2003. The Company issued a press release on August 1, 2003 announcing the launch of two exchange offers. The Company will offer to exchange shares of its common stock for all of the outstanding shares of 12 1/2% Series B Junior Exchangeable Preferred Stock of its BRCOM Inc. (f/k/a Broadwing Communications Inc.) subsidiary. The Company will also offer to exchange shares of its common stock for the entire outstanding aggregate principal amount of 9% Senior Subordinated Notes due 2008 of BRCOM.

Form 8-K, date of report August 4, 2003, reporting the Company issued a press release on July 31, 2003 announcing the Company’s second quarter ended June 30, 2003 earnings release.

Form 8-K, date of report August 7, 2003, reporting the Company issued a press release on August 6, 2003, announcing the Company’s election of three new corporate officers to the Company effective immediately.

Form 8-K, date of report August 19, 2003, reporting the Company issued a press release on August 18, 2003 announcing that Thomas L. Schilling has resigned as Chief Financial Officer of the Company, effective August 17, 2003, and will serve as a consultant to the Company through the end of the year.

Form 8-K, date of report September 2, 2003, reporting the Company issued a press release on September 2, 2003 announcing that the Company completed its exchange offers in which 99.3% of the holders of 12 ½% Series B Junior Exchangeable Preferred Stock of its BRCOM Inc. (f/k/a Broadwing Communications Inc.) subsidiary have exchanged their shares for Cincinnati Bell common stock and 99.9% of the holders of BRCOM’s 9% Senior Subordinated Notes have exchanged their notes for Cincinnati Bell common stock. Both exchange offers closed on September 8, 2003.

Form 8-K, date of report September 11, 2003, reporting the Company issued a press release on September 2, 2003 announcing that the Company has obtained all the remaining regulatory approvals necessary to complete the previously announced sale of substantially all of the assets of its broadband business to privately held CIII Communications, LLC.

Form 8-K, date of report October 30, 2003, reporting the Company reported its results for the third quarter ended September 30, 2003.

Form 8-K, date of report October 30, 2003, reporting the Company issued a press release announcing that it expects to pursue an offering of approximately $540 million principal amount of Senior Subordinated Notes due 2014 by means of a private placement (the “Offering”). The net proceeds of the Offering will be used to retire all of the Company’s outstanding convertible subordinated notes due 2009. The Company also intends to amend its existing senior credit facilities to allow for the Offering, and to provide for a new term loan facility to permanently repay a portion of its revolving credit facility and repay outstanding borrowings under the existing term loans.

Form 8-K, date of report November 7, 2003, reporting the Company issued a press release announcing that the $540 million Senior Subordinated Notes due 2014 were priced at 8 3/8%.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cincinnati Bell Inc.

Date: November 14, 2003	/s/ John F. Cassidy

John F. Cassidy
President and Chief Executive Officer

/s/ James H. Reynolds

James H. Reynolds
Principal Accounting Officer
Vice President and Controller