Form 10-K
period 2003-12-31
CINCINNATI BELL INC
filed 2004-03-23
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number 1-8519

CINCINNATI BELL INC.

Incorporated under the laws of the State of Ohio

I.R.S. Employer Identification Number 31-1056105

201 East Fourth Street,Cincinnati, Ohio 45202

Telephone: (513)397-9900

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Shares(par value $0.01 per share)	New York Stock Exchange
Preferred Share Purchase Rights	National Stock Exchange
6¾% Convertible Preferred Shares	New York Stock Exchange

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X] No [  ]

At June 30, 2003, the aggregate market value of the voting shares owned by non-affiliates was $1,466,732,537.

At March 10, 2004, there were 245,178,489 Common Shares outstanding and 155,250 shares of 6¾% Convertible Preferred Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the registrant’s definitive proxy statement dated March 22, 2004 issued in connection with the annual meeting of shareholders to be held on April 23, 2004 are incorporated by reference into Part III.

		Page
PART I
Item 1.	Business	1
Item 2.	Properties	17
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	19
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 8.	Financial Statements and Supplementary Schedules	67
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	128
Item 9A.	Internal Controls and Procedures	128
PART III
Item 10.	Directors and Executive Officers of the Registrant	129
Item 11.	Executive Compensation	130
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	130
Item 13.	Certain Relationships and Related Transactions	109
Item 14.	Principal Accountant Fees and Services	131
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	131
	Signatures	140
Exhibit 10(I)(1.2)
Exhibit 10(I)(4)
Exhibit 10(I)(4.1)
Exhibit 10(III)(A)(13)
Exhibit 10(III)(A)(14)
Exhibit 10(III)(A)(15)
Exhibit 21
Exhibit 23
Exhibit 24
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

Part I

Item 1. Business

General Cincinnati Bell Inc. (“the Company”), f/k/a Broadwing Inc., is a full-service local provider of data and voice communications services and equipment and a regional provider of wireless and long distance communications services. The Company provides telecommunications service on its owned local and wireless networks with a well-regarded brand name and reputation for service. The Company operates in four business segments: Local, Wireless, Other and Broadband.

As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introductory Note” and Note 2 of the Notes to Consolidated Financial Statements, the Company restated its previously issued financial results for 2002, 2001 and 2000. During the second and third quarters of 2003, the Company sold substantially all of the assets of its Broadband business, which is reported in the Broadband segment. These assets were held by the Company’s wholly owned subsidiary, BRCOM (f/k/a Broadwing Communications Inc.). Refer to Note 3 of the Notes to the Consolidated Financial Statements for a detailed discussion of the sale.

The Company’s primary businesses consist of the Local and Wireless segments. The only remaining BRCOM subsidiaries with operating assets are Cincinnati Bell Technology Solutions Inc. (“CBTS”), an information technology consulting, data collocation and managed services subsidiary, and Cincinnati Bell Any Distance (“CBAD”), a subsidiary whose assets service the Other segment’s long distance business. In addition to the long distance business, the Other segment also includes Cincinnati Bell Public Communications Inc. (“Public”), a public payphone service provider.

In addition to the sale of substantially all of the broadband assets, on June 13, 2003 the Company’s subsidiaries entered into agreements with the buyer of the broadband assets whereby the Company will continue to market Broadwing Communications LLC’s (“Broadwing”) (f/k/a C III Communications LLC) broadband products to business customers and purchase capacity on the Broadwing Communications LLC national network in order to sell long distance services, under the CBAD brand, to residential and business customers in the Greater Cincinnati area market. For these marketing efforts, Broadwing pays Cincinnati Bell Telephone (“CBT”) a commission, which CBT recognizes as revenue. Prior to the sale, CBT recognized the customer-invoiced amount as revenue and the related costs of providing service. For results prior to June 13, 2003 the Company has recast the Local segment and Broadband segment results as if Broadwing had paid the difference between the historical invoiced amount of revenue less related costs of providing service as commission revenue.

Although the Company operates in distinct business segments, it markets the services of all of its Cincinnati-based segments in bundled packages. In the first quarter of 2003, the Company introduced Custom ConnectionsSM, which enables consumers and small businesses to assemble a customized package of local, long distance, wireless and digital subscriber line (“DSL”) services on a single monthly bill. As of December 31, 2003 the Company had approximately 71,000 subscribers to this comprehensive bundling package, which represents 9% of the Company’s primary consumer and business access lines.

The Company was initially incorporated under the laws of Ohio in 1983 and remains incorporated under the laws of Ohio. It has its principal executive offices at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). The Company makes available on its website at the investor relations tab its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports) as soon as practicable after they have been electronically filed.

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“the SEC”) under the Exchange Act. These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy statements and other information about issuers, like the Company, which file electronically with the SEC. The address of this site is http://www.sec.gov.

Local

The Local segment provides local telephone service, network access, data transport, high-speed and dial-up Internet access, inter-lata toll, telecommunications equipment, installation and maintenance and other ancillary products and services to customers primarily in southwestern Ohio, northern Kentucky and southeastern Indiana. This market consists of approximately 2,400 square miles located within approximately a 25-mile radius of Cincinnati, Ohio. Services are provided through the Company’s CBT subsidiary, which has operated as the incumbent local exchange carrier (“ILEC”) in the Greater Cincinnati area for the past 130 years.

The Local segment produced $820.4 million, $833.1 million and $824.7 million, or 53%, 38%, and 37%, of consolidated Company revenue in 2003, 2002, and 2001, respectively. The Local segment produced consolidated operating income of $296.1 million, $285.3 million and $266.5 million in 2003, 2002 and 2001, respectively.

CBT’s service offerings are generally classified into three major categories: local service, network access, including DSL transport, and other services. Local service revenue is primarily from end-user charges for use of the public switched telephone and data network and for value-added services such as custom calling features. These services are provided to business and residential customers and represented 57% of CBT’s revenue in 2003. Network access represented 25% of CBT’s revenue in 2003 and was generated by service provided to interexchange carriers for access to CBT’s local communications network, business customers for customized access arrangements and end user customers for access to long distance networks. Other services provided the remaining 18% of CBT’s revenue in 2003 and consisted of the sale and installation of telecommunications equipment, Internet access, commissions from the sale of broadband services, inside wire installation and maintenance and other ancillary services.

CBT’s network access revenue includes special access, switched access and end user common line revenue. CBT’s special access revenue accounted for 47% of network access revenue in 2003. Special access revenue was $95.5 million, $97.5 million and $94.3 million in 2003, 2002 and 2001, respectively. Special access pricing is regulated by the Federal Communications Commission (“FCC”), which requires annual mandated price reductions equal to inflation, net of a 6.5% productivity offset. Over the past three years, the FCC mandated special access pricing decreases of approximately 5% each year. However, in accordance with Coalition for Affordable Local and Long Distance Service (“CALLS”), CBT will not be required to lower its special access rates on July 1, 2004. CBT’s switched access revenue accounted for 20% of network access revenue in 2003. Switched access revenue was $40.4 million, $39.0 million and $42.6 million in 2003, 2002 and 2001, respectively. End user common line (“EUCL”) revenue accounted for 33% of network access revenue in 2003. EUCL revenue totaled $66.5 million, $67.6 million and $68.4 million in 2003, 2002 and 2001, respectively.

CBT provides voice services over a circuit switch-based network of 47 host switches and 40 optical remote switch modules serving customers in 56 wire centers. In addition, CBT has successfully leveraged its embedded network investment to provide value–added services and product bundling packages, resulting in additional revenue with minimal incremental costs. All of the network access lines subscribed to CBT are served by digital switches and have the integrated services digital network (“ISDN”) and Signaling System 7 capability necessary to support enhanced features such as Caller ID, Call Waiting and Call Return. The network also includes approximately 3,500 route miles of fiber-optic cable, with synchronous optical network (“SONET”) rings linking Cincinnati’s downtown with other area business centers. These SONET rings offer increased reliability and redundancy to CBT’s major business customers. CBT has deployed DSL capable electronics in over 252 locations throughout its territory, allowing it to offer DSL services to over 86% of its subscriber base. CBT also has an extensive business-oriented data network, offering native speed Ethernet services over an interlaced asynchronous transfer mode (“ATM”) – Gigabit Ethernet backbone network.

CBT markets and resells telecommunications equipment to business customers primarily in its local service area. CBT also provides installation services and resells maintenance contracts related to this equipment. Equipment sales, installation and maintenance revenue totaled $46.9 million, $54.4 million and $46.0 million in 2003, 2002 and 2001, respectively.

In order to maintain its network, CBT relies on supplies from certain key external vendors and a variety of other sources. Since the majority of CBT’s revenue results from use of the public switched telephone network, its operations follow no particular seasonal pattern. CBT’s franchise area is granted under regulatory authority, and is subject to increasing competition from a variety of companies. CBT is not aware of any regulatory initiative that would restrict the franchise area in which it is currently able to operate. A significant portion of revenue is derived from pricing plans that require regulatory overview and approval. In recent years, these regulated pricing plans have resulted in decreasing or fixed rates for some services, partially offset by price increases and enhanced flexibility for other services.

As of December 31, 2003, approximately 46 companies were certified to offer telecommunications services in CBT’s local franchise area and had interconnection agreements with CBT. In November 2003, Time Warner Cable filed an application with the Public Utilities Commission of Ohio to provide local and interexchange voice service in several market areas including Cincinnati and is expected to begin competing for residential and business customers in mid-2004. In March 2004, the local gas and electric supplier announced that it would begin offering high-speed Internet access over electrical lines to customers in CBT’s operating area. CBT seeks to maintain an advantage over these competitors through its service quality, network capabilities and reach, innovative products and services, creative marketing and product bundling, various customer billing alternatives and value pricing.

CBT had approximately 986,000 network access lines in service on December 31, 2003, a 2.6% and 4.5% reduction in comparison to 1,012,000 and 1,032,000 access lines in service at December 31, 2002 and 2001, respectively. Approximately 69% of CBT’s network access lines serve residential customers and 31% serve business customers. Despite the decline in access lines, the Company has been able to nearly offset the effect of these losses on revenue by increasing DSL penetration. As of December 31, 2003, CBT had approximately 100,000 ZoomTown DSL subscribers, a 33% and 64% increase in comparison to 75,000 and 61,000 subscribers at December 31, 2002 and 2001, respectively. As of December 31, 2003, DSL service was available to approximately 86% of the network access lines served by the Company, which the company refers to as addressable access lines. Of the addressable access lines, the Company’s consumer penetration was 14.9% at the end of 2003, an increase of four percentage points from 10.9% at the end of 2002. Business penetration of addressable lines has grown to 6.5% at end of 2003, up more than one percentage point from 5.3% penetration at the end of 2002. On a combined basis, subscribership of nearly 100,000 represents 12.6% penetration of addressable lines, compared to 9.3% penetration at the end of 2002.

In March 2004, the Company upgraded its DSL network to provide higher speed internet access – up to four times faster than the existing DSL network and which is comparable to speeds provided by other high-speed internet competitors.

Wireless

The Wireless segment includes the operations of Cincinnati Bell Wireless LLC (“CBW”), a joint venture with AT&T Wireless Services (“AWE”), in which the Company owns 80.1% and AWE owns the remaining 19.9%. The Wireless segment provides advanced digital, voice and data communications services on its own regional wireless network in Greater Cincinnati and Dayton, Ohio and on the AWE national wireless network. CBW offers digital wireless service to postpaid customers, who pay a monthly access fee and usage fees in arrears. Prepaid customers purchase minutes or text messages, in advance, at a fixed price. The segment also sells related telecommunications equipment.

CBW’s digital wireless network operates on 30 MHz of wireless spectrum, of which CBW owns a license for 20MHz in Cincinnati and Dayton, and leases 10MHz licensed to the Company in Cincinnati and 10MHz licensed to AWE in Dayton. Its network consists of switching, messaging and radio base station equipment attached to 287 tower and rooftop structures, which CBW owns or leases from other providers. The network employs both Time Division Multiple Access (“TDMA”) and Global System for Mobile Communications and General Packet Radio Service (“GSM/GPRS”) technology. TDMA provides both voice and short message service (“SMS”) data services. In October 2003, CBW deployed the GSM/GPRS technology, which provides, in addition to voice communication and SMS, enhanced wireless data communication services, such as mobile web browsing, internet access, email and picture messaging. The GSM/GPRS is EDGE compatible, requiring only software upgrades to deliver higher data rates and capacity. As handsets of one technology cannot generally be used on the network of the other technology, CBW plans to operate both technologies simultaneously until its TDMA customer base naturally churns or migrates to GSM/GPRS service. Based on current estimates, the Company expects that it will operate its TDMA network at least through 2006.

CBW’s operating territory includes a licensed population (“licensed pops”) of approximately 3.4 million. As of December 31, 2003, CBW served approximately 474,000 subscribers, of which 312,000 were postpaid subscribers and 162,000 were prepaid, i-wirelessSM subscribers, representing a licensed pop penetration of 13.9%. In May of 1998 CBW became the fifth wireless carrier to enter the Cincinnati and Dayton market. CBW estimates its market share totaled approximately 26% as of December 31, 2003, based on a total wireless industry penetration rate of 54%. Postpaid declined by 700 subscribers during 2003. CBW maintained an average monthly churn rate of 1.8%, 1.7% and 1.6% for postpaid customers in 2003, 2002 and 2001, respectively and an average monthly churn rate of 4.9%, 4.7% and 3.3% for prepaid customers in 2003, 2002 and 2001, respectively. Wireless local number portability (“WLNP”), which was mandated by the FCC and became effective November 24, 2003, has had an immaterial impact on CBW.

In 2003 and 2002, services generated approximately 95% of the Wireless segment’s revenue whereas equipment sales generated the remaining 5%. This composition of revenue compares to approximately 94% and 6%, respectively, in 2001. In total, the Wireless segment contributed $259.5, $267.2 and $254.4, or 17%, 12% and 11% of consolidated revenue in 2003, 2002 and 2001, respectively. The Wireless segment produced $60.2 million, $69.1 million and $37.7 million in operating income in 2003, 2002 and 2001, respectively.

Postpaid subscribers generate approximately 78% of total service revenue through a variety of rate plans, which typically include a fixed or unlimited number of minutes for a flat monthly rate, with additional minutes for fixed number of minute plans being charged at a per-minute-of-use rate. Prepaid i-wirelessSM subscribers generate 15% of service revenue whereas subscribers of other telecommunications providers, mainly AWE, generate the remaining 7%

of service revenue. CBW incurs significant roaming expenses when its own wireless subscribers use their handsets on the networks of other wireless providers. CBW’s roaming expense of $33.2 million, $35.4 million and $34.4 million exceeded its roaming revenue of $16.6 million, $17.5 million and $15.5 million in 2003, 2002 and 2001, respectively.

Sales of handsets and accessories take place primarily at CBW’s retail locations, which consist of stores and kiosks in high-traffic shopping malls and commercial buildings in the Greater Cincinnati and Dayton, Ohio areas. Sales also take place in the retail stores of major electronic retailers pursuant to agency agreements. CBW sells handsets and accessories from a variety of vendors. CBW maintains a supply of equipment and does not envision any shortages that would compromise its ability to add customers. Unlike service revenue (which is a function of wireless handset usage), equipment sales are seasonal in nature, as customers often purchase handsets and accessories as gifts during the holiday season in the Company’s fourth quarter. In order to attract customers, CBW typically sells handsets for less than direct cost, a common practice in the wireless industry.

As the wireless venture is jointly owned with AWE, income or losses generated by the Wireless segment are shared between the Company and AWE in accordance with respective ownership percentages of 80.1% for the Company and 19.9% for AWE. As a result, 19.9% of the net income or loss of the Wireless segment is reflected as minority interest expense or income in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Refer to Note 10 of the Notes to Consolidated Financial Statements for a detailed discussion of AWE’s minority interest in this venture.

Wireless Management

CBW is an Ohio limited liability company. The Company owns its 80.1% interest in CBW through its indirect wholly owned subsidiary, Cincinnati Bell Wireless Holdings LLC, a Delaware limited liability company. AWE owns its 19.9% interest through its indirect wholly owned subsidiary, AT&T Wireless PCS LLC, a Delaware limited liability company. Its operating agreement, governs among other things, the ownership, cash distributions, capital contributions and management of CBW.

The CBW operating agreement provides that a five member committee govern CBW, with AWE having the right to appoint two representatives and the Company having the right to appoint three representatives. Matters requiring the approval by a majority of the representatives include, without limitation, the adoption of any budget, or any business, marketing, financial, operational, strategic or any other material plan, policy or strategy which is expected to materially affect the operations of CBW; the hiring or firing of any key personnel; material contracts; commencing or settling material claims; capital calls; any transaction or other activities which could reasonably be expected to result in the financial performance of CBW materially diverging from the then current budget, business or other plan; and incurring debt.

In addition, as long as AWE holds an interest of at least 15% or has not sold, assigned or otherwise transferred any of its equity interests, the vote of at least two-thirds of the representatives of the member committee is required for the sale, lease, exchange, transfer or other disposition of all or substantially all of CBW’s assets or of any asset that can reasonably be expected to have a material adverse impact on CBW; the merger or consolidation of CBW or the direct or indirect purchase or acquisition of another entity; the substantial elimination of the retail distribution; capital expenditures, capital loan commitments or other expenditures in excess of $5 million annually in the aggregate not previously approved by the member committee as part of CBW’s current budget or business plan; the issuance of any interest in CBW to any person other than wholly owned subsidiaries of AWE or the Company; the appointment of any investment banking or accounting firm for certain fair market value determinations; the amendment or voluntary termination by CBW of certain agreements; any decision that the financial statements of CBW not be audited; expanding or changing the scope of the business; and effecting any transaction, agreement or arrangement which could reasonably be expected to materially impair or limit the ability of subscribers to certain cellular and PCS systems and limit the ability of AWE or its affiliates to resell wireless services on CBW’s PCS system.

The Company and AWE must both approve any amendment to the operating agreement of CBW or the dissolution of CBW as a result of the bankruptcy or dissolution of the Company or AWE.

The operating agreement also contains provisions which govern both AWE’s and the Company’s commercial activities both within and outside the joint venture. The member committee must approve Certain Conflict Transactions (as defined in the operating agreement) and the transactions must generally be on an arms-length basis. The operating agreement also contains a restriction on the part of AWE and the Company from operating a business in the Cincinnati and Dayton markets that offers Company Communications Services (as defined in the operating agreement) which compete with those offered by CBW.

Wireless Material Related Party Agreements

License Agreements

AWE and CBW are parties to several commercial agreements governing their relationship. For instance, both AWE and the Company license their respective brand names to CBW under the terms of license agreements.

Roaming Agreements

For TDMA roaming, AWE and CBW are parties to two roaming agreements; the first runs through 2018 and allows the subscribers of each party to roam on the other’s networks, and the second is a year-to-year agreement, which allows CBW subscribers to roam on other carriers’ networks as an affiliate of AWE. GSM roaming on each other’s networks is covered by a separate agreement, which runs through October 2005 and is month-to-month after October 2005. CBW also has entered into GSM roaming agreements with other foreign and domestic carriers and expects to enter into other GSM roaming agreements in the future.

Spectrum Leasing

In addition to spectrum licensed directly to CBW itself, CBW has the ability to use additional spectrum licensed to either AWE or the Company. CBW uses AWE’s 10MHz of A-Block spectrum in Dayton. The use agreement runs through April 2007 and has a right-of-first refusal for CBW to purchase the spectrum license if AWE desires to transfer it to a third-party, unless the spectrum is transferred in a transaction in which the A-Block spectrum represents less than 3% of the total value of the overall transaction. CBW also uses the Company’s 10 MHz of E-Block spectrum in the Cincinnati market. This use agreement runs through March 2010.

Wireless Limitations on Transfer or Encumbrance

As summarized below, the CBW operating agreement contains certain limitations on the ability of AWE or the Company to transfer, directly or indirectly, their interest in CBW. Pursuant to the CBW operating agreement, any sale of AWE would be considered a transfer of interest in CBW subject to the transfer limitations described herein.

The Proposed Sale of AWE

On February 17, 2004, AWE announced that it has agreed to be acquired by Cingular Wireless. The ultimate impact on the Company of this transaction is unclear. Refer to Risk Factor “The purchase of AWE by Cingular Wireless could have a significant impact on the composition and operations of our wireless subsidiary”.

Right of First Refusal

The Company and AWE may sell their interests pursuant to a third party offer provided that the selling party gives the other party a right of first refusal to purchase the interest being sold. The non-selling party has the right to purchase the selling party’s interest, exercisable by written notice of acceptance to the selling party within twenty-one days of receipt of the selling party’s offer notice. If the non-selling party does not exercise its right to purchase the interests of the selling party, or the non-selling party does not consummate the purchase, the selling party may accept the third party offer, provided that the sale is at the same price and on the same terms and conditions as specified in the offer notice to the non-selling party.

The Company and AWE are not permitted to transfer their respective interests to certain competitors (as defined in the operating agreement), unless such transfer of a selling party’s interest is part of a transaction or series of transactions in which the fair market value of such selling party’s interest in CBW to be transferred is less than 25% of the aggregate fair market value to be transferred in such transaction.

Notwithstanding the right of first refusal as described above, if any transfer of a selling party’s interest is part of a transaction or series of transactions in which the fair market value of such selling party’s interest in CBW to be transferred is less than 25% of the aggregate fair market value to be transferred in such transaction, the limitations on sale described herein shall not apply except for sales to certain competitors.

Tag Along Right

AWE at its option, instead of exercising its right of first refusal in the event of a third party offer for the Company’s interest in CBW, may elect to participate in such sale by including all of its interest in CBW, provided, that in the event that the offer notice is not for 100% of CBW, the sale of the Company’s and AWE interest in CBW shall be pro rata.

Encumbrance

The Company and AWE may not directly pledge, hypothecate or otherwise encumber all or any portion of their interest in CBW without the consent of the other and cannot pledge, hypothecate or otherwise encumber any interest in any entity which owns all or any portion of their interest in CBW unless the pledgee acknowledges the restrictions on transfer of such interest.

Wireless Put Right

On or after December 31, 2006, or if at any time the member committee shall call for additional capital contributions (unless such capital calls have been approved by the representatives of AWE), and upon written demand from AWE, the Company shall purchase at fair market value all of the interest of AWE in CBW for cash. Such sale shall be consummated not less than 30 and no more than 60 days following the determination of the fair market value of the AWE interest.

Other

The Other segment combines the operations of CBAD and Public. CBAD markets and sells voice long distance service to residential and business customers in the Greater Cincinnati and Dayton, Ohio areas, while Public provides public payphone services in a thirteen state area in the midwestern and southern United States. The Other segment produced revenue of $81.1 million, $82.8 million and $79.0 million, in 2003, 2002 and 2001, respectively. The Other segment revenue constituted approximately 5%, 4% and 4% of consolidated revenue in 2003, 2002 and 2001, respectively. The Other segment produced operating income of $6.5 million and $1.7 million in 2003 and 2002, respectively, and an operating loss of $3.7 million in 2001.

Cincinnati Bell Any Distance

CBAD primarily resells long distance services to businesses and residential customers in the Greater Cincinnati and Dayton, Ohio areas. At December 31, 2003, CBAD had approximately 539,000 subscribers in comparison to 555,000 and 550,000 long distance subscribers at December 31, 2002 and 2001, respectively. With regard to Local segment access lines for which a long distance carrier is chosen, CBAD’s market share within the greater Cincinnati area increased in 2003, with residential and business market share growing to approximately 71% and 45%, respectively, from 69% and 43%, respectively, at the end of 2002. Of CBT’s 986,000 access lines in the greater Cincinnati area, approximately 407,000 residential access lines and 118,000 business access lines subscribed to “Any Distance” as of December 31, 2003. In 2003, CBAD produced $68.2 million in revenue for the Other segment, representing approximately 4% of consolidated revenue compared to $68.8 million and 3% of consolidated revenue in 2002 and $63.6 million and 3% of consolidated revenue in 2001.

Cincinnati Bell Public Communications Inc.

Public provides public payphone services to customers in a regional area consisting of thirteen states. Public had approximately 8,100, 7,700 and 9,200 stations in service and generated approximately $12.8 million, $13.7 million and $15.4 million in revenue in 2003, 2002 and 2001, respectively, or less than 1% of consolidated revenue in each year. The revenue decrease is a result of reduced calls per line caused by continued penetration of wireless communications and a targeted reduction in unprofitable lines.

Broadband

As discussed above, on February 22, 2003, certain of the Company’s subsidiaries entered into a definitive agreement to sell substantially all of the operating assets of the Broadband segment, excluding the information technology (“IT”) consulting assets, for up to $129 million in cash and the assumption of certain long-term operating contractual commitments. On June 6, 2003 and June 13, 2003, the purchase agreement was amended to, among other things, reduce the initial purchase price to $108.7 million (an estimated $91.5 million in cash and $17.2 million preliminary working capital promissory note, which was ultimately reduced to zero based on the final working capital position of the broadband business). The buyer paid the initial cash purchase price of $91.5 million, of which $29.3 million was placed into escrow to support certain potential purchase price adjustments and the remaining purchase price payable. On June 13, 2003, the Company effectively transferred control of the broadband business to the buyer. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), the Company ceased depreciating the assets to be sold upon entering into the definitive agreement.

Broadband revenue was $448.7 million, $1,075.4 million and $1,169.6 million, or 29%, 49% and 52% of consolidated revenue in 2003, 2002, 2001, respectively. Broadband generated operating income of $348.6 million in 2003, or 51% of consolidated operating income, and operating losses of $2,437.6 million and $547.9 million in 2002 and 2001, respectively.

Subsequent to the closing of the asset sale, the Broadband segment consists of CBTS, an information technology consulting, data collocation and managed services business, and certain liabilities not assumed by the buyers. Prior to the sale of the broadband assets, revenue for the Broadband segment was generated from broadband transport (which included non-cash revenue from indefeasible right of use agreements (“IRU’s”)), switched voice services, data and Internet services (including data collocation and managed services), information technology consulting and other services. These transport and switched voice services were generally provided over BRCOM’s national optical network, which comprised approximately 18,700 route miles of fiber-optic transmission facilities. Due to the sale of the broadband business, the Company expects Broadband segment revenue related to broadband transport and switched voice services to be zero going forward.

In the second half of 2003, the Broadband segment included only the revenue of the Company’s CBTS subsidiary, which contributed revenue of $116.8 million in 2003, consisting of $64.9 million of equipment hardware sales, $30.4 million of IT consulting services and $21.5 million of data collocation and managed services. In 2002, CBTS contributed revenue of $163.9 million consisting of $113.4 million of equipment hardware sales, $30.3 million of IT consulting services and $20.2 million of data collocation and managed services.

Broadband transport services consisted of long-haul transmission of data, voice and Internet traffic over dedicated circuits. Revenue from the broadband transport category was primarily generated by private line monthly recurring revenue. However, approximately 36%, 44% and 29% of the broadband transport revenue in 2003, 2002 and 2001, respectively, was provided by IRU agreements, which cover a fixed period of time and represent the lease of capacity or network fibers. The buyer of IRU services typically pays cash or other consideration upon execution of the contract. The Company’s policy and practice was to amortize these payments into revenue over the life of the contract. In the event the buyer of an IRU terminated a contract prior to the contract expiration and released the Company from the obligation to provide future services, the remaining unamortized unearned revenue was recognized in the period in which the contract was terminated. Broadband transport services produced 36%, 43% and 40% of Broadband segment revenue in 2003, 2002 and 2001, respectively.

Switched voice services consisted of billed minutes of use, primarily for the transmission of voice long distance services on behalf of both wholesale and retail customers. Switched voice services provided 25%, 31% and 33% of Broadband segment revenue in 2003, 2002 and 2001, respectively.

Network construction and other services consisted of large, joint-use network construction projects. The Company typically gained access to rights-of-way or additional fiber routes through its network construction activities. In November 2001, the Company announced its intention to exit the network construction business upon completion of one remaining contract as discussed in Note 6 of the Notes to Consolidated Financial Statements. That contract to build a fiber route system was in dispute before the interested parties reached a final settlement in February 2004 as discussed in Note 11 of the Notes to Consolidated Financial Statements.

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

Excluding the Broadband segment, the Company expects revenue to decline in the low single-digits compared to 2003, and operating income to be in the range of $295 million to $310 million, as a result of higher sales and marketing expense related to the Company defending its market position through incremental wireless and DSL customer acquisitions particularly into service bundles that include an access line. In support of these expectations, in February 2004 the Company launched an aggressive marketing campaign titled “You Add, We Subtract”, designed to promote further bundled suites of communications services on a single bill for a reduced flat monthly fee. The Company also expects greater depreciation expense related to shortening the estimated depreciable life of its TDMA network assets to the end of 2006. The Company expects capital expenditures to remain at approximately 10% to 12% of future revenue.

The Company has substantial state and federal operating loss tax carryforwards. As a result, the Company expects cash payments of less than $5 million related to income taxes in 2004. The Company expects its effective tax rate to be approximately 50%.

CBT faces competition from other local exchange carriers, wireless services providers, interexchange carriers, cable and satellite providers and Internet service providers. The Company believes CBT will face greater competition as more competitors emerge and focus resources on the Greater Cincinnati metropolitan area. In November 2003, Time Warner Cable filed an application with the Public Utilities Commission of Ohio to provide local and interexchange voice service in several market areas in Ohio, including Cincinnati, and expects to begin offering residential service in 2004. In March 2004, the local gas and electric supplier announced that it would begin offering high-speed Internet access over electrical lines to customers in CBT’s operating area. Also, the emerging voice over internet protocol (“VoIP”) providers offering service in other areas of the country may begin offering service in CBT’s operating territory.

CBW is one of six active wireless service providers in the Cincinnati and Dayton, Ohio metropolitan market areas, including Cingular, Sprint PCS, T-Mobile, Verizon and Nextel, all of which are nationally known and well funded. The Company anticipates that continued competition will likely continue to cause the market prices for wireless products and services to decline in the future. CBW’s ability to compete will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Furthermore, as evidenced by AWE’s recent announcement that it has agreed to be acquired by Cingular, there has been a trend in the wireless communications industry towards consolidation through joint ventures, reorganizations and acquisitions. The Company expects this consolidation to lead to larger competitors with greater resources and more service offerings than CBW. At this time it is not completely clear what impact the Cingular/AWE merger will have on the operations of CBW or on Cingular’s/AWE’s desire to remain in the CBW venture. However, CBW’s implementation of GSM/GPRS should improve the Company’s ability to compete through preservation and enhancement of existing revenue streams, lower incremental capital expenditures per gross subscriber addition, lower network cost per minute of use, and minimal additional investment in the legacy TDMA network.

The Company’s other subsidiaries operate in a largely local or regional area, and each of these subsidiaries faces significant competition. CBAD’s competitors include resellers, competitive local exchange providers and large national long distance carriers such as AT&T Corp., MCI and Sprint Corporation, in addition to emerging VoIP providers. Public competes with several other public payphone providers, some of which are national in scope and offer lower prices for coin-based local calling services. Public has also continued to be adversely impacted by the growing penetration of wireless communications.

BRCOM’s CBTS subsidiary competes against numerous other information technology consulting, computer system integration and managed-service providers, many of which are larger, national in scope and better financed.

The Company intends to continue to utilize its investment in its local wireline communications network and its regional wireless network to provide new and incremental product and service offerings to its customers in the Greater Cincinnati and Dayton, Ohio markets and utilize its well-regarded brand name to enter new markets near its current operating territory.

Risk Factors

The Company’s substantial debt could limit its ability to fund operations, expose it to interest rate volatility, limit its ability to raise additional capital and have a material adverse effect on its ability to fulfill its obligations and on its business and prospects generally.

The Company has a substantial amount of debt and has significant debt service obligations. As of December 31, 2003, the Company had outstanding indebtedness of $2,287.8 million and a total shareowners’ deficit of $679.4 million. In addition, the Company had the ability to borrow an additional $299.5 million under its revolving credit facility, subject to compliance with certain conditions. The Company may incur additional debt from time to time, subject to the restrictions contained in its credit facilities and other debt instruments.

The Company’s substantial debt could have important consequences, including the following:

•	the Company will be required to use a substantial portion of its cash flow from operations to pay principal and interest on its debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures, strategic acquisitions, investments and alliances and other general corporate requirements;

•	the Company’s interest expense could increase if interest rates in general increase because approximately one-quarter of its debt bears interest at floating rates;

•	the Company’s substantial debt will increase its vulnerability to general economic downturns and adverse competitive and industry conditions and could place the Company at a competitive disadvantage compared to those of its competitors that are less leveraged;

•	the Company’s debt service obligations could limit its flexibility to plan for, or react to, changes in its business and the industry in which it operates;

•	the Company’s level of debt may restrict it from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements;

•	the Company’s level of debt may prevent it from raising the funds necessary to repurchase all of its debt upon the occurrence of a change of control, which would constitute an event of default under the notes;

•	the Company’s level of debt may impact the ability of the Company to obtain, on commercially favorable terms, any funds which may be needed to honor AWE’s right to put its ownership interests in CBW to the Company, which right is exercisable beginning on December 31, 2006; and

•	a potential failure to comply with the financial and other restrictive covenants in the Company’s debt instruments, which, among other things, require it to maintain specified financial ratios could, if not cured or waived, have a material adverse effect on the Company’s ability to fulfill its obligations and on its business or prospects generally.

The Company has the ability to incur substantial additional debt, which may intensify the risks associated with the Company’s substantial debt, including the ability to service debt.

The credit facilities and other debt instruments will permit the Company, subject to compliance with certain covenants, to incur a substantial amount of additional indebtedness. As of December 31, 2003 aggregate outstanding indebtedness was $2,287.8 million, and the Company had the ability to borrow an additional $299.5 million under the revolving credit facility subject to compliance with certain conditions. If the Company incurs additional debt, the risks associated with the Company’s substantial debt, including the ability to service the debt, could intensify.

The servicing of the Company’s indebtedness requires a significant amount of cash, and its ability to generate cash depends on many factors beyond its control.

The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond its control. The Company cannot provide assurance that its business will generate sufficient cash flow from operations, additional sources of debt financing will be available or that future borrowings will be available under its credit facilities, in each case, in amounts sufficient to enable the Company to service its indebtedness, or to fund other liquidity needs. If the Company cannot service its indebtedness, it will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital, which may adversely affect its customers and affect their willingness to remain customers. The Company cannot provide assurance that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments may restrict the Company from adopting any of these alternatives.

The Company depends on the receipt of dividends or other intercompany transfers from its subsidiaries.

If a payment default occurs under the credit facilities, the Company’s subsidiaries will be prohibited from paying dividends and making other distributions to the Company to service its debt while such payment default continues. In addition, if a bankruptcy, insolvency or similar default or a non-payment event of default occurs under the credit facilities, the Company’s subsidiaries will be prohibited from paying such dividends or making other distributions to the Company for up to 179 days after the credit facilities’ agent delivers a blockage notice to it. In addition, certain of our material subsidiaries are subject to debt obligations or regulatory issues that potentially restrict their ability to distribute funds or assets to the Company. If the Company’s subsidiaries were to be prohibited from paying dividends and making distributions to the Company, it would have a material adverse effect on the Company and the trading price of the Cincinnati Bell common stock, preferred stock and debt instruments.

The Company’s creditors and preferred stockholders will have claims to the assets and earnings of these subsidiaries that are superior to claims of the holders of Cincinnati Bell common stock. Accordingly, in the event of the Company’s dissolution, bankruptcy, liquidation or reorganization, amounts may not be available for payments to Cincinnati Bell common stock holders until after the payment in full of the claims of creditors of the Company’s subsidiaries and preferred stockholders.

The Company depends upon its credit facilities to provide for its financing requirements in excess of amounts generated by operations.

The Company depends on the credit facilities to provide for financing requirements in excess of amounts generated by operations. As of December 31, 2003, the Company had the ability to borrow an additional $299.5 million under its credit facilities. However, the ability to borrow from the credit facilities is predicated on the Company’s and its subsidiaries’ compliance with covenants. Failure to satisfy these covenants could severely constrain its ability to borrow under the credit facilities. As of December 31, 2003, the Company was in compliance with all of the covenants of its credit facilities. As a result of the restatement of the Company’s previously issued financial statements, discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company was in default on its Credit Agreement and 16% Senior Subordinated Discount Notes (“16% Notes”) Indenture, and as a result of cross-default provisions, the Cincinnati Bell Telephone Notes. In March 2004, the Company’s Credit Agreement and 16% Notes Indenture were amended to provide that the restatement does not constitute an event of default, which eliminated the cross-default of the Cincinnati Bell Telephone Notes.

The credit facilities and other indebtedness impose significant restrictions on the Company.

The Company’s debt instruments impose, and the terms of any future debt may impose, operating and other restrictions on the Company. These restrictions affect, and in many respects limit or prohibit, among other things, the Company’s and its subsidiaries’ ability to:

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

In addition, the Company’s credit facilities include other more restrictive covenants that may materially limit the Company’s ability to prepay other debt and preferred stock while debt under the credit facilities is outstanding. The agreements governing the credit facilities also require the Company to achieve specified financial results and maintain compliance with specified financial ratios.

The restrictions contained in the terms of the credit facilities and its other debt instruments could:

•	limit the Company’s ability to plan for or react to market conditions or meet capital needs or otherwise restrict the Company’s activities or business plans;

•	limit the means by which the Company may fund AWE’s right to put its interests in CBW to the Company, which right begins on December 31, 2006; and

•	adversely affect the Company’s ability to finance its operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in its interest.

A breach of any of these restrictive covenants or the Company’s inability to comply with the required financial ratios and financial results could result in a default under the credit facilities. If a default occurs, the lenders under the credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. Additionally, the Company’s debt instruments contain cross-acceleration provisions, which generally cause each instrument to accelerate upon a qualifying acceleration of any other debt instrument.

The Company operates in a highly competitive industry and its customers may not continue to purchase services, which could result in reduced revenue and loss of market share.

There is substantial competition in the telecommunications industry. Competition may intensify due to the efforts of existing or new competitors to address difficult market conditions through reduced pricing, bundled offerings or otherwise, as well as a result of the entrance of new competitors and the development of new technologies, products and services. If the Company cannot offer reliable, value-added services on a price-competitive basis in any of its markets, it could be adversely impacted by competitive forces. In addition, if the Company does not keep pace with technological advances or fails to respond timely to changes in competitive factors in the industry, it could lose market share or experience a decline in its revenue and profit margins.

Maintaining the Company’s networks requires significant capital expenditures and its inability or failure to maintain its networks would have a material impact on its market share and ability to generate revenue.

During the year ended December 31, 2003, capital expenditures totaled $126 million. The Company may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact the business. If the Company is unable or fails to adequately maintain or expand its networks to meet customer needs, there could be a material adverse impact on the Company’s market share and its ability to generate revenue.

Maintenance of CBW’s wireless network, growth in the wireless business or the addition of new wireless products and services may require CBW to obtain additional spectrum, which may not be available or be available only on less than favorable terms.

The TDMA wireless network currently operates on spectrum, which the FCC has licensed to CBW. For its GSM network, CBW uses spectrum licensed to the Company or to AWE. Introduction of new wireless products and services, as well as maintenance of the existing wireless business, may require CBW to obtain additional spectrum in the Cincinnati or Dayton markets, either to supplement or to replace the existing spectrum. There can be no assurance that such spectrum will be available to CBW, or will be available on commercially favorable terms. Failure to obtain any needed new spectrum or to retain existing spectrum could have a materially adverse impact on the wireless business as a whole, the quality of the wireless networks, and the ability to offer new competitive products and services.

The regulation of the businesses by federal and state authorities may, among other things, place the Company at a competitive disadvantage, restrict its ability to price its products and services and threaten its operating licenses.

Several of the Company’s subsidiaries are subject to regulatory oversight of varying degrees at both the state and federal levels. Pricing plans that require regulatory overview and approval produce a significant portion of CBT’s revenue. Different interpretations by regulatory bodies may result in adjustments to revenue in future periods. In recent years, these regulated pricing plans have resulted in decreasing or fixed rates for some services. In the future, regulatory initiatives that would put CBT at a competitive disadvantage or mandate lower rates for its services could result in lower profitability and cash flow for the Company.

At the federal level, CBT is subject to the Telecommunications Act of 1996, including the rules subsequently adopted by the FCC to implement the 1996 Act, which the Company expects to impact Cincinnati Bell Telephone’s in-territory local exchange operations in the form of greater competition.

At the state level, CBT conducts local exchange operations in portions of Ohio, Kentucky and Indiana and, consequently, is subject to regulation by the Public Utilities Commissions in those states. In Ohio, the Public Utility Commission has concluded a proceeding to establish permanent rates that CBT can charge to competitive local exchange carriers for unbundled network elements, although some elements will remain subject to interim rates indefinitely. The Kentucky commission recently initiated a similar case to establish rates for unbundled network elements in Kentucky. The establishment of these rates is intended to facilitate market entry by competitive local exchange carriers. CBT is also subject to an Alternative Regulation Plan in Ohio. The current plan gives CBT pricing flexibility in several competitive service categories in exchange for its commitment to freeze certain basic residential service rates during the term of the plan. The term of the current plan will expire on June 30, 2004.

CBW’s FCC licenses to provide wireless services are subject to renewal and revocation. Although the FCC has routinely renewed wireless licenses in the past, the Company cannot be assured that challenges will not be brought against those licenses in the future. Revocation or non-renewal of CBW’s licenses would result in lower operating results and cash flow for the Company.

There are currently many regulatory actions under way and being contemplated by federal and state authorities regarding issues that could result in significant changes to the business conditions in the telecommunications industry. Changes in current or future regulations adopted by the FCC, or state regulators, or other legislative, administrative, or judicial initiatives relating to the telecommunications industry, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Terrorist attacks and other acts of violence or war may affect the financial markets and the Company’s business, financial condition, results of operations and cash flows.

Terrorist attacks may negatively affect the Company’s operations and financial condition. There can be no assurance that there will not be further terrorist attacks against the United States of America, U.S. businesses or armed conflict involving the United States of America. Further terrorist attacks or other acts of violence or war may directly impact the Company’s physical facilities or those of its customers and vendors. These events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and world financial markets and economy. They could result in an economic recession in the United States or abroad. Any of these occurrences could have a material adverse impact on the Company’s business, financial condition, results of operations and cash flows.

The Company expects to experience significant change in the wireless communications industry.

The wireless communications industry is experiencing technological change. This includes digital upgrades, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and changes in customer needs and preferences. CBW currently offers its services over a digital wireless network using Time Division Multiple Access, or TDMA, technology. In October 2003, the Company implemented GSM/GPRS technology, which several competitors, as well as the Company’s wireless partner AWE, have already implemented. This new technology is currently running concurrent with the TDMA technology and will continue to do so through at least December 31, 2006 under the Company’s current estimates. However, the prospects of the Company’s wireless business will depend on the success of its conversion to GSM/GPRS technology and its ability to anticipate and adapt to future changes in the wireless communications industry.

The purchase of AWE by Cingular Wireless could have a significant impact on the composition and operations of our wireless subsidiary.

AWE announced in February 2004 that it agreed to be purchased by Cingular Wireless. AWE owns 19.9% of CBW, which comprises the substantial portion of the Wireless segment. In connection with the sale, Cingular/AWE announced their intention to accelerate their migration away from TDMA technology. In addition to being a part owner of CBW, AWE provides roaming services for TDMA and GSM, and allows CBW to use spectrum, under the terms of various commercial agreements. The parties also have reciprocal non-competition obligations (as specified in the operating agreement between the Company and AWE). At this time it is not completely clear what impact the Cingular/AWE merger will have on the operations of CBW or on Cingular’s/AWE’s desire to remain in the CBW venture. However, a decision by Cingular/AWE to exit or limit its involvement in CBW, or to not renew the commercial roaming and spectrum use arrangements beyond their current terms could have a material impact on the business unless CBW were able to obtain alternative commercial arrangements on commercially reasonable terms. In addition, it is unclear whether a decision by Cingular/AWE to accelerate their migration away from TDMA would impact the schedule of the Company’s own TDMA migration. The Company currently anticipates completing its migration by the end of 2006. An acceleration before then could require additional capital expenditures, costs, expenses and asset impairments and could result in the loss of revenue.

The Company is subject to laws and regulations relating to the protection of the environment and health and human safety.

The Company’s operations are subject to laws and regulations relating to the protection of the environment and health and human safety, including those governing the management and disposal of, and exposure to, hazardous materials and the cleanup of contamination, and the emission of radio frequency. While the Company believes its operations are in substantial compliance with environmental and health and human safety laws and regulations, as an owner or operator of property and in connection with the current and historical use of hazardous materials, underground storage tanks and other operations at its sites, the Company could incur significant costs resulting from violations or liabilities under such laws, the imposition of cleanup obligations, and third-party suits.

The Company’s share price may be volatile.

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

During 2002 and 2003, a number of putative class action and derivative lawsuits were filed against the Company and certain of its current and former officers and directors. Additionally, the Audit Committee of the Company’s Board of Directors completed an investigation into allegations that were contained in an amended class action securities lawsuit filed in December 2003. In connection with that investigation, adjustments have been identified related to the manner that the Company recorded a particular broadband network construction agreement entered into in 2000. These adjustments related to the timing of revenue recognition resulting from the inappropriate inclusion of certain costs that had not been fully incurred and use of estimates regarding the extent to which the construction contract had been completed. The Company restated its financial statements to reflect the revised accounting for this contract. In investigating plaintiffs’ other allegations, the Audit Committee did not identify any information that warranted any modification or change to the Company’s financial statements. Such litigation could result in substantial costs and have a material impact on the financial condition, results of operation and cash flow of the Company. The Company could be required to pay substantial damages, if the Company were to lose any of these lawsuits.

The Company’s operations are focused on a limited geographic area.

Substantially all of the Company’s revenue is generated by serving customers in the Greater Cincinnati and Dayton, Ohio areas. An economic downturn or natural disaster occurring in this limited operating territory could have a disproportionate effect on the Company’s business, financial condition, results of operations and cash flow compared to similar companies of a national scope and similar companies operating in different geographic areas. Refer to Note 23 of Notes to Consolidated Financial Statements, included in Item 8 on this Form 10-K.

Capital Additions

The capital additions of the Company have historically been for its broadband fiber-optic transmission facilities, telephone plant in its local service area, and development of the infrastructure for its wireless business.

The following is a summary of capital additions for the years 1999 through 2003:

	Local	Fiber-Optic
	Telephone	Transmission	Wireless		Total Capital
(Dollars in millions)	Operations	Facilities	Infrastructure	Other	Additions
2003	$81.0	$4.2	$40.2	$1.0	$126.4
2002	$80.3	$64.9	$29.5	$1.2	$175.9
2001	$121.4	$472.0	$52.0	$3.1	$648.5
2000	$157.4	$599.9	$84.2	$2.2	$843.7
1999	$152.2	$166.2	$55.9	$6.7	$381.0

Employees

At December 31, 2003, the Company had approximately 3,300 employees. CBT had approximately 1,800 employees covered under a collective bargaining agreement with the Communications Workers of America, which is affiliated with the AFL-CIO. This collective bargaining agreement expires in May 2005.

Business Segment Information

The amount of revenue, intersegment revenue, operating income (loss), assets, capital additions and depreciation and amortization attributable to each of the Company’s business segments for the years ended December 31, 2003, 2002 and 2001 is set forth in Note 19 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report on Form 10-K.

Item 2. Properties

Cincinnati Bell Inc. and its subsidiaries own or maintain telecommunications facilities in eight states. Principal office locations are in Cincinnati, Ohio and Indianapolis, Indiana.

The property of the Company is principally comprised of telephone plant in its local telephone franchise area (i.e., Greater Cincinnati), and the infrastructure associated with its wireless business in the Greater Cincinnati and Dayton, Ohio operating areas. Each of the Company’s subsidiaries maintains some investment in furniture and office equipment, computer equipment and associated operating system software, application system software, leasehold improvements and other assets. Facilities equipment and access circuits leased as part of an operating lease arrangement are expensed as equipment or services are used in the business and are not included in the totals below.

With regard to its local telephone operations, substantially all of the central office switching stations are owned and situated on land owned by the Company. Some business and administrative offices are located in rented facilities, some of which are recorded as capitalized leases and included in the “Buildings and leasehold improvements” caption below. In 2003, the Company entered into a lease termination agreement whereby the Company would relocate from its current headquarters offices in Cincinnati, Ohio. Under the terms of the agreement, the Company is required to exit the facilities by the fourth quarter of 2005. The Company is currently evaluating new facilities for its headquarters.

Fiber-optic transmission facilities consist largely of fiber-optic cable, conduit, optronics, rights-of-way and structures to house the equipment. The wireless infrastructure consists primarily of transmitters, receivers, towers, and antennae.

The gross investment in property, plant and equipment, at December 31, 2003 and 2002 is comprised of the following (dollars in millions):

	2003	2002
Land and rights-of-way	$5.7	$6.3
Buildings and leasehold improvements	189.2	190.9
Telephone plant	2,099.9	2,020.3
Transmission facilities	75.3	116.4
Furniture, fixtures, vehicles and other	137.1	154.3
Construction in process	17.8	39.5

Total	$2,525.0	$2,527.7

The gross investment in property, plant, and equipment includes $34.7 million and $27.2 million of assets accounted for as capital leases in 2003 and 2002, respectively. These assets are included in the captions “Buildings and leasehold improvements”, “Telephone plant”, “Transmission facilities” and “Furniture, fixtures, vehicles and other”.

Properties of the Company are divided between operating segments as follows:

	2003	2002
Local	84.1%	83.8%
Wireless	15.1%	13.3%
Other	0.7%	0.7%
Broadband	0.1%	2.2%

Total	100.0%	100.0%

Item 3. Legal Proceedings

The information required by this Item is included in Note 11 of the Notes to Consolidated Financial Statements that are contained in Item 8 of this Report on Form 10-K.

Item 4. Submission of Matters to a Vote of the Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Security Holder Matters.

Market Information

The Company’s common shares (symbol: CBB) are listed on the New York Stock Exchange and on the National Stock Exchange (f/k/a Cincinnati Stock Exchange). As of February 25, 2004, there were approximately 86,000 holders of record of the 245,164,718 outstanding common shares of the Company. The high and low daily closing prices during each quarter for the last two fiscal years are listed below:

Quarter		1st	2nd	3rd	4th
2003	High	$4.95	$6.80	$7.25	$5.79
	Low	$3.51	$3.71	$5.09	$4.84
2002	High	$10.55	$8.60	$3.43	$4.26
	Low	$5.55	$2.09	$1.80	$1.15

Dividends

The Company discontinued dividend payments on its common shares effective after the second quarter 1999 dividend payment in August 1999. The Company does not intend to pay dividends on its common shares in the foreseeable future. Furthermore, the Company’s future ability to pay dividends is restricted by certain covenants and agreements pertaining to outstanding indebtedness. The Company pays dividends on its 6¾% preferred shares in accordance with its Amended Articles of Incorporation.

The Company converted to a cash pay option on its BRCOM 12½% preferred shares on November 16, 1999, and subsequently made its first cash payment on February 15, 2000. Dividends on the 12½% preferred shares are accounted for in the caption “Minority interest expense (income)” in the Consolidated Statements of Operations and Comprehensive Income (Loss). In 2002 and 2003, BRCOM’s board of directors voted to defer the cash payments of the quarterly dividend on the 12½% preferred shares, in accordance with the terms of the security. The Company continued to accrue the dividend in accordance with the terms of the security. In March 2003, the Company reached an agreement with holders of more than two-thirds of BRCOM’s 12½% Junior Exchangeable Preferred Stock to exchange this preferred stock for common stock of the Company. On September 8, 2003 the Company completed the exchange and issued approximately 14.1 million shares of Cincinnati Bell Inc. common stock for all the 12½% Junior Exchangeable Preferred Stock. Concurrently with the preferred stock exchange offer, the Company solicited consents from holders of BRCOM preferred stock to amend the certificate of the designation under which the shares were issued to eliminate all voting rights and restrictive covenants. Under the terms of the exchange offer, holders of the 12½% preferred shares were not paid any accumulated or unpaid dividends.

Item 6. Selected Financial Data

The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this document. The information contained in the table below has been recast to give effect to the sale of substantially all of the assets of Cincinnati Bell Directory in 2002 and the assets of Cincinnati Bell Supply in 2000. Refer to Note 17 of the Notes to Consolidated Financial Statements for a detailed discussion of the reporting of discontinued operations. In addition, certain amounts for 2002, 2001, and 2000 have been restated as discussed in Note 2 of the Notes to Consolidated Financial Statements.

(dollars in millions, except per share amounts)	2003	2002	2001	2000	1999
		(Restated)	(Restated)	(Restated)
Operating Data
Revenue	$1,557.8	$2,178.6	$2,252.3	$1,970.2	$1,044.1
Cost of services and products, selling, general, and administrative, depreciation and amortization	1,204.3	2,034.1	2,273.7	1,979.4	935.0
Restructuring, asset impairments and other (a)	6.2	2,238.0	245.4	(0.8)	10.9
Gain on sale of broadband assets (h)	(336.7)	—	—	—	—
Operating income (loss)	684.0	(2,093.5)	(266.8)	(8.4)	98.2
Minority interest expense (income) (g)	42.2	57.6	51.3	44.1	(2.7)
Interest expense and other financing cost (b)	234.2	164.2	168.1	163.6	61.6
Loss (gain) on investments (c)	—	10.7	(11.8)	356.3	—
Income (loss) from continuing operations before discontinued operations, extraordinary items and cumulative effect of change in accounting principle	1,246.0	(2,449.2)	(345.2)	(406.3)	9.8
Net income (loss)	$1,331.9	$(4,240.3)	$(315.6)	$(380.2)	$31.4
Earnings (loss) from continuing operations per common share (d)
Basic	$5.44	$(11.27)	$(1.64)	$(1.96)	$0.06
Diluted	$5.02	$(11.27)	$(1.64)	$(1.96)	$0.05
Dividends declared per common share	$—	$—	$—	$—	$0.20
Weighted average common shares outstanding (millions)
Basic	226.9	218.4	217.4	211.7	144.3
Diluted	253.3	218.4	217.4	211.7	150.7
Financial Position
Property, plant and equipment, net	$898.8	$867.9	$3,059.3	$2,978.6	$2,510.9
Total assets (e)	2,073.5	1,452.6	6,279.4	6,478.6	6,505.4
Long-term debt (b)	2,274.5	2,354.7	2,702.0	2,507.0	2,136.0
Total debt (b)	2,287.8	2,558.4	2,852.0	2,521.0	2,145.2
Total long-term obligations(f)	2,394.5	2,966.3	3,264.5	3,105.0	3,158.3
Minority interest (g)	39.7	443.9	435.7	433.8	434.0
Shareowners’ equity (deficit) (e)	(679.4)	(2,598.8)	1,645.9	2,018.4	2,132.8
Other Data
Cash flow provided by operating activities	$310.6	$192.6	$259.5	$328.4	$314.3
Cash flow provided by (used in) investing activities	(42.8)	192.4	(534.6)	(851.9)	(641.0)
Cash flow provided by (used in) financing activities	(286.7)	(370.1)	267.2	480.6	397.2
Capital expenditures	126.4	175.9	648.5	843.7	381.0

(a)	See Note 1, 5, and 6 of Notes to Consolidated Financial Statements.

(b)	See Note 8 of Notes to Consolidated Financial Statements.

(c)	See Note 7 of Notes to Consolidated Financial Statements.

(d)	See Note 13 of Notes to Consolidated Financial Statements.

(e)	See Note 1 and 5 of Notes to Consolidated Financial Statements.

(f)	Total long-term obligations comprise long-term debt, other noncurrent liabilities that will be settled in cash, redeemable preferred stock and the BRCOM Preferred Stock, which was classified as minority interest in the consolidated financial statements.

(g)	See Note 10 of Notes to Consolidated Financial Statements.

(h)	See Note 3 of Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” which follows should be read in conjunction with the “Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement”, “Risk Factors,” and Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

Cincinnati Bell Inc. (“the Company”), f/k/a Broadwing Inc., provides diversified telecommunications services through businesses in four segments: Local, Wireless, Other and Broadband. A further discussion of these segments and their operating results is discussed in Item 1, “Business”, and in the individual segment discussions which begin on page 35 of this Report on Form 10-K.

Introductory Note

As previously disclosed, the Company has been investigating the allegations contained in an amended class action securities lawsuit filed in December 2003. These allegations relate primarily to the manner in which the Company recognized revenue, and wrote down assets, with respect to its former broadband business. The Audit Committee of the Company’s Board of Directors has now completed its investigation of those matters. In connection with that investigation, adjustments have been identified related to the manner in which the Company recorded a particular broadband network construction agreement entered into in 2000. These adjustments related to the timing of revenue recognition resulting from the inappropriate inclusion of certain costs that had not been fully incurred and use of estimates regarding the extent to which the construction contract had been completed. The Company has restated its financial statements to reflect the revised accounting for this contract. In investigating plaintiffs’ other allegations, the Audit Committee did not identify any information that warranted any modification or change to the Company’s financial statements.

In connection with the restatement relating to the construction contract, the Company’s revenue for the nine month period ended September 30, 2003 was unchanged compared to amounts previously reported, cost of services and products for the nine month period decreased by $50.5 million, or 8.39%, and net income for the nine month period increased by $50.5 million, or 11.52%; revenue and cost of services and products were unchanged in 2002 and the net loss for 2002 increased by $18.0 million, or 0.43%; revenue for 2001 decreased by $30.6 million, or 1.34%, cost of services and products for 2001 increased by $15.1 million, or 1.31%, and the net loss for 2001 increased by $29.4 million, or 10.27%; and revenue for 2000 decreased by $22.7 million, or 1.14%, cost of services and products for 2000 decreased by $17.9 million, or 1.85%, and the net loss for 2000 increased by $3.1 million, or 0.82%. Thus, there was no cumulative change to net income or shareowners’ equity from 2000 through 2003 as a result of the restatement. A summary of the effects of the restatement on the Company’s financial statements follows:

	2003	2002	2001	2000
	(through 9/30)
Revenue, as previously reported	$1,246.6	$2,178.6	$2,282.9	$1,992.9
Adjustment	—	—	(30.6)	(22.7)

Revenue, as restated	$1,246.6	$2,178.6	$2,252.3	$1,970.2

Cost of services and products, as previously reported	$601.7	$1,035.6	$1,154.2	$966.3
Adjustment	(50.5)	—	15.1	(17.9)

Cost of services and products, as restated	$551.2	$1,035.6	$1,169.3	$948.4

Net income (loss), as previously reported	$438.4	$(4,222.3)	$(286.2)	$(377.1)
Adjustment	50.5	(18.0)	(29.4)	(3.1)

Net income (loss), as restated	$488.9	$(4,240.3)	$(315.6)	$(380.2)

The Company’s restatement includes the reversal of a related unbilled account receivable of $50.5 million that was previously written off in the second quarter of 2003, as the account receivable was eliminated as a result of the adjustments to revenue in 2001 and 2000.

In November 2001, the Company publicly announced its intention to exit the broadband network construction business. Thereafter, the Company did not enter into any new network construction agreements and no revenue was recognized in either 2002 or 2003 on the broadband network construction contract referenced above. As previously disclosed, the Company effectively completed the sale of substantially all of the assets of its broadband business in June 2003. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Broadband – Costs and Expenses.”

As a result of the restatement of the Company’s previously issued financial statements, the Company was in default on its Credit Agreement and 16% Notes Indenture, and as a result of cross-default provisions, the Cincinnati Bell Telephone Notes. In March 2004, the Company’s Credit Agreement and 16% Notes Indenture were amended to provide that the restatement does not constitute an event of default, which eliminated the cross-default of the Cincinnati Bell Telephone Notes.

The Company will file amended Form 10-Qs to restate its financial statements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

The restated consolidated financial statements for the years ended December 31, 2002 and 2001 and the restated selected financial data for the year ended December 31, 2000 contained in this Form 10-K supercede the financial statements and selected financial data for such periods in the Company’s Form 10-K for the year ended December 31, 2002 and for the year ended December 31, 2001.

For a further discussion of the restatement, see Note 2 of the Notes to Consolidated Financial Statements.

During the second and third quarter of 2003, the Company sold substantially all of the assets of its broadband business, which is reported in the Broadband segment. These assets were held by the Company’s wholly owned subsidiary, BRCOM (f/k/a Broadwing Communications Inc.). Refer to Note 3 of the Notes to the Consolidated Financial Statements for a detailed discussion of the sale. During the first quarter of 2002, the Company sold substantially all of the assets of Cincinnati Bell Directory (“CBD”), which was previously reported in the Other segment. The disposition of CBD has been accounted for as a discontinued operation in accordance with SFAS 144.

Executive Summary

Cincinnati Bell Inc., is a full-service local provider of data and voice communications services and equipment and a regional provider of wireless and long distance communications services. The Company provides telecommunications service on its owned local network with a well-regarded brand name and reputation for service. The Company operates in four business segments: Local, Wireless, Other and Broadband.

For Cincinnati Bell, 2003 was a year of transition. The Company reached an agreement to sell substantially all of its broadband business in February 2003 and completed the sale in the second and third quarters of the year. In March of 2003, the Company raised $350 million in new capital and renegotiated its credit facility in a challenging capital market for telecommunications companies. In May of 2003 the Company changed its name to Cincinnati Bell in a return to the roots of the Company’s success over the past 130 years. In August of 2003, the Company exchanged the debt and preferred stock assumed in the acquisition of the broadband business for common shares of Cincinnati Bell Inc., reducing debt without sacrificing liquidity or utilizing cash. In July and November of 2003, the Company again accessed the capital markets, this time as the Company focused on generating cash flow and reducing debt, raising $500 million from the issuance of senior notes and $540 million from the issuance of senior subordinated notes. These transactions, combined with cash flow generated from operations, allowed the Company to decrease its debt and minority interest obligations by $675 million during 2003, to $2,328 million, and enter 2004 focused on generating cash flow to reduce debt and defend its market position.

The Company expects 2004 to be challenging as it continues to reduce debt and defend its core businesses from new and current competitors. In October 2003, the Company launched a GSM/GPRS wireless network in order to improve its cost structure and to offer enhanced wireless data services. In December 2003, the Company announced management reporting changes intended to focus resources on its key products — local access, wireless, high-speed internet access and long distance and to reduce its expense structure to generate more cash and pay down debt. In March 2004, the Company upgraded its DSL network to provide even higher speed internet access — up to four times faster than the existing DSL network. In February 2004, the Company also launched an aggressive marketing campaign titled “You Add, We Subtract.” The marketing campaign is designed to introduce a bundled suite of communications services offering unlimited local, unlimited long distance, unlimited wireless and high-speed internet service on a single bill for a reduced flat monthly fee. This marketing campaign expands on the Company’s bundling strategy which has been successful in increasing monthly consumer revenue per household to $74.80 in 2003 from $72.84 and $71.59 in 2002 and 2001, respectively, which represents year over year increases of 3% and 2%, respectively.

Excluding the Broadband segment, the Company expects revenue to decline in the low single-digits compared to 2003, and operating income to be in the range of $295 million to $310 million as a result of higher sales and marketing expense related to incremental wireless and DSL customer acquisitions particularly into service bundles that include an access line. The Company believes its strategy to defend its local market and make targeted entry into adjacent operating territories while, at the same time, reducing debt is the best approach to maintain and enhance shareholder value. The Company also intends to maintain its reputation for quality service established over the course of its 130-year history in the Greater Cincinnati area.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The Company continually evaluates its estimates, including but not limited to, those related to revenue recognition, bad debts, income taxes, fixed assets, depreciation, access line costs, restructuring, pensions, other postretirement benefits and contingencies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies impact the more significant judgments and estimates used in the preparation of its consolidated financial statements. Additionally, the Company’s senior management has discussed the critical accounting policies and estimates with the Audit and Finance Committee. For a more detailed discussion of the application of these and other accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements.

Revenue Recognition – The Company recognizes revenue as services are provided. Local access fees are billed monthly, in advance, while revenue is recognized as the services are provided. Postpaid wireless, switched voice and data and Internet product services are billed monthly in arrears, while the revenue is recognized as the services are provided. Equipment revenue is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance.

Prior to the sale of the broadband assets in the second and third quarter of 2003 (refer to Note 3 of the Notes to the Consolidated Financial Statements), broadband transport services were billed monthly, in advance, while revenue was recognized as the services were provided. In addition, the Company had entered into indefeasible right-of-use (“IRU”) agreements, which represent the lease of network capacity or dark fiber, recording unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically paid cash or other consideration upon execution of the contract, and the associated IRU revenue was recognized over the life of the agreement as services were provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminated a contract prior to the contract expiration and released the Company from the obligation to provide future services, the remaining unamortized unearned revenue was recognized in the period in which the contract was terminated. Concurrent with the broadband asset sale, substantially all of the remaining IRU obligations were assumed by the buyer.

Cost of Providing Service – Prior to the sale of the broadband assets (refer to Note 3 of the Notes to Consolidated Financial Statements), the Company maintained an accrued liability related to the broadband business for the cost of circuits leased from other carriers and access minutes of use not yet invoiced in order to appropriately record such costs in the period incurred. The Company determined the estimate of the accrued cost of service liability based on a variety of factors including circuits added or disconnected during the period, expected recovery of disputed amounts and the mix of domestic and international access minutes of use. If the actual amounts recovered from disputes were less than expected or other charges were greater than expected, an additional accrual and related expense was recorded. Concurrent with the broadband asset sale, the accrued liability for cost of providing service was assumed by the buyer.

Income Taxes - The income tax provision consists of an amount for taxes currently payable and an expense (or benefit) for tax consequences deferred to future periods. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of its net operating loss carryforwards.

In the fourth quarter of 2003, the Company reversed $823.0 million of deferred tax asset valuation allowance previously established primarily due to the uncertainties surrounding BRCOM’s liquidity that were substantially mitigated. In 2004 the Company expects its effective tax rate to be approximately 50%.

As of December 31, 2003, the Company had net deferred tax assets of $739.3 million, which included a valuation allowance of $262.0 million related to certain state and local net operating loss carryforwards. The Company concluded, due to the sale of the broadband business and the historical and future projected earnings of the remaining businesses, that the Company will utilize future deductions and available net operating loss carryforwards prior to their expiration. The Company also concluded that it was more likely than not that certain state tax net operating loss carryforwards would not be realized based upon the analysis described above and therefore provided a valuation allowance.

Allowances for Uncollectible Accounts Receivable – The Company establishes the allowances for uncollectible accounts using both percentages of aged accounts receivable balances to reflect the historical average of credit losses and specific provisions for certain large, potentially uncollectible balances. The Company believes its allowance for uncollectible accounts is adequate based on the methods previously described. However, if one or more of the Company’s larger customers were to default on its accounts receivable obligations, or general economic conditions in the Company’s operating area deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established.

Depreciation of Property, Plant and Equipment — The Company’s provision for depreciation of telephone plant is determined on a straight-line basis using the whole life and remaining life methods. Provision for depreciation of other property is based on the straight-line method over the estimated economic useful life. Repairs and maintenance expense items are charged to expense as incurred. Beginning in 2003, in connection with the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), the cost of removal for telephone plant was included in costs of products and services as incurred. In connection with this accounting change, on January 1, 2003, the Company recorded a benefit of $85.9 million as a cumulative effect of a change in accounting principle, net of taxes, related to the adoption of SFAS 143. Refer to Note 1 of the Notes to Consolidated Financial Statements.

During the fourth quarter of 2003, the Company revised the estimated economic useful life of its wireless TDMA network due to the implementation of and expected migration to its GSM/GPRS network. The Company shortened its estimate of the economic useful life of its TDMA network to December 31, 2006. The Wireless segment recorded additional depreciation expense of $5.2 million to reflect the acceleration of depreciation for the TDMA network. If the migration to GSM/GPRS technology occurs more rapidly than the Company’s current estimates, the Company may be required to revise its estimate further or record an impairment charge related to its TDMA network. In 2003, the change in estimate reduced operating income and net income by $5.2 million and $3.4 million, respectively. In 2003, basic and diluted earnings per share were decreased by $0.02 and $0.01, respectively, as a result of this change in estimate.

Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with purchase business combinations. Indefinite-lived intangible assets consist primarily of Federal Communications Commission (“FCC”) licenses for spectrum of the Wireless segment. The Company determined that its wireless licenses met the definition of indefinite-lived intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) as the Company believes the need for wireless spectrum will continue independently of technology and the Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC. Upon the adoption of SFAS 142 on January 1, 2002, the Company recorded a goodwill impairment charge of $2,008.7 million, net of tax, as a cumulative effect of change in accounting principle, related to the Broadband segment and ceased amortization of remaining goodwill and indefinite-lived intangible assets as discussed in Note 5 of the Notes to the Consolidated Financial Statements.

Pursuant to SFAS 142, goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. For goodwill, a two-step impairment test is performed. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is in excess of the implied fair value of that goodwill, then an impairment loss is recognized equal to that excess. For indefinite-lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Impairment of Long-lived Assets, Other than Goodwill and Indefinite-Lived Intangibles - The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite-lived intangible assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value.

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

The Company recorded a $3.4 million asset impairment in the fourth quarter of 2003 to write-down the value of its public payphone assets to fair value. The Company calculated the fair value of the assets utilizing a discounted cash flow analysis based on the best estimate of projected cash flows from the underlying assets.

Pension and Postretirement Benefits – The Company calculates net periodic pension and postretirement expenses and liabilities on an actuarial basis under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) and Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postretirement Benefits (“SFAS 112”). The key assumptions used in determining these calculations are disclosed in Note 15 of the Notes to Consolidated Financial Statements. The actuarial assumptions attempt to anticipate future events and are used in calculating the expenses and liabilities related to these plans.

The most significant of these numerous assumptions, which are reviewed annually, include the discount rate, expected long-term rate of return on plan assets and health care cost trend rates. The discount rate is selected based on current market interest rates on high-quality, fixed-income investments at December 31 of each year. The health care cost trend rate is based on actual claims experience and future projections of medical cost trends. The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact assets, liabilities, costs of services and products and selling, general and administrative expenses.

The following table represents the sensitivity of changes in certain assumptions related to the Company’s pension and postretirement plans:

	Pension Benefits			Postretirement and Other Benefits
	% Point	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)
(dollars in millions)	Change	in Obligation	in 2004 Expense	in Obligation	in 2004 Expense
Discount rate	+/- 0.5%	$(20.0)/20.0	$(0.4)/0.2	$(13.0)/13.0	$(0.3)/0.2
Expected return on assets	+/- 1%	—	$5.0/(5.0)	—	$0.8/(0.8)
Health care cost trend	+/- 1%	n/a	n/a	$11.9/(10.7)	$0.7/(0.7)

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the following: the participant’s benefit horizons; the mix of investments held directly by the plans, which is generally 60% equities and 40% bonds; and, the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. To the extent the Company changed its estimate of the expected long-term rate of return on plan assets, there would be an impact on pension expense or income and the associated net liability or asset.

In its pension calculations, the Company utilizes the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and rational manner. Differences between actual and expected returns are recognized in the market related value of plan assets over five years.

Changes in actual asset return experience and discount rate assumptions can impact the Company’s operating results, financial position and cash flows. Actual asset return experience results in an increase or decrease in the asset base and this effect, in conjunction with a decrease in the pension discount rate, may result in a plan’s assets being less than a plan’s accumulated benefit obligation (“ABO”). The ABO is the present value of benefits earned to date and is based on past compensation levels. The Company is required to show in its consolidated balance sheet a net liability that is at least equal to the ABO less the market value of plan assets. This liability is referred to as an additional minimum pension liability (“AML”). An AML, which is recorded and updated on December 31 each year, is reflected as a long-term pension liability with the offset recorded as an intangible asset, to the extent the Company has unrecognized prior service costs, with the remainder recorded in accumulated other comprehensive income (loss) in the equity section of the consolidated balance sheet, net of tax.

The actuarial expense calculation for the postretirement health plan is based on numerous assumptions, estimates and judgments including health care cost trend rates and cap-related cost sharing. Certain of the Company’s non-management labor contracts contain an annual dollar value cap for the purpose of determining postretirement health care contributions required from retirees. The Company has waived cost sharing in excess of the cap during the current contract period, but will begin collecting certain cost sharing payments from certain non-management employees beginning in 2004. The caps for certain contracts are set during each bargaining cycle in connection with the negotiation of the overall contract. In accordance with the provisions of

SFAS 106, the Company accounts for non-management retiree health benefits in accordance with the terms of each individual contract.

The Company made the one-time election under FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”) to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The Company has elected to defer the accounting effects of the Act until the FASB issues guidance on how to account for the federal subsidy. The Company expects the Act to reduce its annual non-cash postretirement health expense by approximately $1 million and reduce its postretirement health liability by up to $12 million, assuming no plan design changes are implemented.

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

Results of Operations

Consolidated Overview

The financial results for 2003, 2002 and 2001 referred to in this discussion should be read in conjunction with the Consolidated Statements of Operations and Comprehensive Income (Loss) on page 62 of this Report on Form 10-K.

2003 Compared to 2002

Revenue

Consolidated revenue totaled $1,557.8 million in 2003, which was $620.8 million, or 28%, less than 2002. The primary reason for the revenue decline was the sale of substantially all the broadband assets on June 13, 2003 (refer to Note 3 of the Notes to Consolidated Financial Statements). As a result of the sale, the Broadband segment will no longer generate revenue for broadband transport and switched voice services and will experience significant reductions in data and Internet revenue. The Company expects a reduction in consolidated revenue going forward of approximately 19% of 2003 revenues due to the sale of the broadband assets. Excluding the Broadband segment, the Company expects 2004 revenue to decline in the low single-digits compared to 2003, as the Company defends its market position from advancing competition.

Refer to Discussion of Operating Segment Results on page 62 of this Report on Form 10-K for detailed discussion of revenue by segment.

Costs and Expenses

Cost of services and products totaled $681.5 million in 2003 compared to $1,035.6 million in 2002, a decrease of $354.1 million or 34%. The majority of the decrease, or $316.8 million, was the result of the sale of substantially all of the broadband assets. The 2002 costs included $13.3 million of construction contract termination costs not repeated in 2003. The remaining decline of $37.3 million was primarily the result of lower CBTS costs related to decreased equipment sales.

Selling, general and administrative (“SG&A”) expenses of $353.1 million in 2003 decreased $149.1 million, or 30%, compared to 2002. The decrease was primarily due to the sale of substantially all the broadband assets in the second quarter of 2003, lower payroll costs as a result of the October 2002 restructuring further discussed in Note 6 of the Notes to Consolidated Financial Statements and cost reductions of $4.7 million as the Wireless segment assumed responsibility for network management services previously outsourced to AWE. The SG&A decrease associated with the broadband assets sold was $159.3 million. The decrease was offset by an increase in SG&A expense of $11.2 million which was primarily the result of success-based contractual incentives and termination benefits for certain senior executives pursuant to the sale of the broadband assets (Refer to Note 4 of the Notes to Consolidated Financial Statements). The termination benefits included $0.8 million of non-cash charges related to the accelerated vesting of stock options. Going forward, the Company expects a significant decrease in SG&A due to the disposition of broadband assets, partially offset by increasing sales and marketing expenses related to defending its markets from increased competition.

Depreciation expense decreased by 64%, or $301.9 million, to $169.1 million in 2003 compared to $471.0 million in 2002. The decrease was primarily driven by the Broadband segment as the Company recorded a non-cash impairment charge of $1,901.7 million in the fourth quarter of 2002 related to the Broadband segment’s tangible assets (refer to Note 1 of the Notes to Consolidated Financial Statements). Additionally, due to the definitive agreement to sell substantially all of the assets of its Broadband segment, the broadband assets were classified as “held for sale” and the Company ceased depreciation, in accordance with SFAS 144 on March 1, 2003 (refer to Note 3 of the Notes to Consolidated Financial Statements). The adoption of SFAS 143 on January 1, 2003 (refer to Note 1 of the Notes to Consolidated Financial Statements) also contributed to the reduction in depreciation expense as removal costs previously recorded as depreciation expense in the Local segment ceased, accounting for $6.4 million of the decrease.

Amortization expense of $0.6 million in 2003 relates to roaming and trade name agreements acquired by the Wireless segment. Amortization expense in 2003 decreased by $24.7 million compared to 2002. The decrease was due to the write-down of approximately $298.3 million of intangible assets in 2002 in association with the $2,200.0 million non-cash asset impairment charge recorded at the Broadband segment as discussed in Note 1 of the Notes to Consolidated Financial Statements. As such, the Company expects annual amortization expense going forward to be less than a million dollars.

Restructuring charges (credits) during 2003 of ($2.6) million were $39.7 million lower than 2002. Results in 2003 include $7.2 million in reversals of previously established reserves due to the settlement of terminated contract obligations and a change in the estimate of the termination costs of remaining contractual obligations. In December 2003, the Company initiated a restructuring in order to reduce future cash operating costs by approximately $9.1 million. This restructuring resulted in a charge of $4.6 million related to employee separation benefits for 106 employees. The $37.1 million of restructuring charges in 2002 were comprised of $16.5 million recorded in the first quarter of 2002 for employee termination benefits, the termination of a contractual commitment with a vendor related to the November 2001 restructuring, $9.6 million recorded in the third quarter of 2002 primarily for employee termination benefits related to the September 2002 restructuring, and $14.7 million recorded in the fourth quarter of 2002 related to the October 2002 restructuring. A detailed discussion of each restructuring charge is provided in Note 6 of the Notes to Consolidated Financial Statements.

In 2003, the Company recorded $8.8 million of asset impairments and other charges, which consisted of $3.6 million in asset impairments related to a write-down of the value of its public payphone assets to fair value and a $5.2 million charge in 2003 as a result of a settlement reached with a customer related to a contract dispute. Based on certain indicators, including a potential asset sale, the Company performed an impairment analysis of the assets of its Broadband segment in the fourth quarter of 2002. The Company’s impairment analysis indicated the carrying value of the assets was not recoverable. Accordingly, the Company wrote down the assets to estimated fair market value, resulting in a non-cash impairment charge of $2.2 billion. Refer to Note 1 of the Notes to Consolidated Financial Statements.

Also included in the Company’s operating income in 2003 was a $336.7 million gain related to the sale of broadband assets. Refer to Note 3 of the Notes to Consolidated Financial Statements.

Operating income increased by $2,777.5 million to $684.0 million in 2003 compared to an operating loss of $2,093.5 million in 2002. The increase was principally due to reduced expenses as a result of the sale of the broadband assets and the related gain, in addition to the asset impairment charge in 2002 of $2,200.0 million related to the Broadband segment. Excluding the Broadband segment, an increase in operating expenses is expected to decrease operating income in 2004 to the range of $295 million to $310 million, as the Company defends its market position.

Minority interest expense of $42.2 million and $57.6 million in 2003 and 2002, respectively, includes the accrual of dividends and accretion on the 12½% Junior Exchangeable Preferred Stock of BRCOM (the “12½% Preferreds”) and the 19.9% minority interest of AT&T Wireless Services Inc. (“AWE”) in the net income of CBW. Although the Company announced the deferral of the August 15, 2002, November 15, 2002, February 15, 2003, May 15, 2003, and August 15, 2003 cash dividend payment on the 12½% Preferreds, the Company continued to accrue the dividends in accordance with the terms of the security. On September 8, 2003 the Company completed the exchange of all of the 12½% Preferreds for approximately 14.1 million shares of Cincinnati Bell Inc. common stock. As a result of this exchange, minority interest expense in 2003 decreased $13.8 million compared to 2002, to $32.0 million. Under the terms of the exchange, holders of the 12½% Preferreds were not paid any accumulated or unpaid dividends. A detailed discussion of minority interest is provided in Note 10 of the Notes to Consolidated Financial Statements.

Interest expense and other financing costs of $234.2 million in 2003 increased $70.0 million, or 43%, compared to $164.2 million in 2002. The increase is the result of the issuance of the 16% Senior Subordinated Discount Due 2009 (the “16% notes”), the increase in the interest rate on the convertible subordinated notes in March 2003, the issuance of the 7¼% Senior notes due 2013 in July 2003, the $16.4 million write-off of deferred financing costs related to the prepayment and amendments of the Company’s credit facilities, and an increase in the interest rate on the Company’s credit facilities. These increases were partially offset by a decline in interest expense on the Company’s credit facilities resulting from the significant reduction in outstanding borrowings under these facilities. As a result of the above and the issuance of the 8 3/8% Senior subordinated notes due 2014 and the extinguishment of the convertible subordinated notes, the Company expects a decrease in interest expense of approximately $25.0 million in 2004 compared to 2003. A detailed discussion of indebtedness is presented in Note 8 of the Notes to Consolidated Financial Statements.

The following table summarizes the components of the expected decrease in interest expense in 2004 compared to 2003:

(dollars in millions)

	Increase (Decrease) in Interest Expense
	Cash	Non-Cash	Total
Credit facilities amendment	$(28.0)	$(20.8)	$(48.8)
Convertible subordinated notes	—	(38.1)	(38.1)
7¼% Senior notes due 2013	19.2	—	19.2
16% Senior subordinated discount notes	11.8	5.7	17.5
8³/8% Senior subordinated notes	40.1	—	40.1
Other	(14.9)	—	(14.9)

Total	$28.2	$(53.2)	$(25.0)

On September 8, 2003, the Company retired the remaining $46.0 million of BRCOM 9% notes (“9% notes”) and satisfied $1.6 million in accrued interest in exchange for approximately 11.1 million shares of common stock of the Company, which had a fair value of $65.0 million at the exchange date. As a result, the Company recorded a loss on extinguishment of debt, in other non-operating expense, of $17.4 million during the third quarter of 2003.

On November 19, 2003, the Company purchased all of the outstanding Convertible Subordinated Notes due 2009, which bore interest at a rate of 9%, at a discounted price equal to 97% of their accreted value. As a result, the Company recorded other non-operating income of $16.2 million from the extinguishment of debt.

In the fourth quarter of 2003, the Company recorded a gain of $10.0 million from the modification of a capital lease at the Company’s headquarters in other non-operating income. This modification required the lease to be reclassified from a capital lease to an operating lease. The gain primarily represents the difference between the carrying value of the capital lease assets and the related lease obligation at the date of modification.

The Company recorded a $10.7 million non-cash loss on investments in 2002 due to an other than temporary decline in value of one of the Company’s cost-based investments.

The Company reported an income tax benefit of $828.8 million in 2003. This compares to an expense of $123.7 million reported in 2002. The income tax benefit recorded in 2003 relates substantially to the reversal of a previously recorded deferred tax valuation allowance due to the uncertainties surrounding the liquidity of the Company’s subsidiary, BRCOM Inc. In the fourth quarter of 2003, the Company reversed $823.0 million of the valuation allowance as the uncertainties surrounding BRCOM’s liquidity were substantially mitigated. In 2002, the Company had income tax expense of $123.7 million, due substantially to the establishment of a valuation allowance of $1,110.7 million against certain federal and state deferred tax assets (including net operating loss carryforwards), offset substantially by the tax effect of the $2.2 billion asset impairment. The effective rate of negative (198.7%) in 2003 was 193.4 points lower than the effective rate of negative (5.3%) in the same period of 2002. The decrease in the rate was due to reversal of a previously recorded deferred tax valuation allowance. In 2004 the Company expects its effective tax rate to be approximately 50%. Refer to Note 14 of the Notes to Consolidated Financial Statements.

As a result of the items previously discussed, income from continuing operations before discontinued operations and cumulative effect of change in accounting principle increased $3,695.2 million in 2003 to $1,246.0 million compared to a loss of $2,449.2 million in 2002. In addition, the corresponding diluted earnings per share from continuing operations totaled $5.02 in 2003 compared to the diluted loss per share from continuing operations of $11.27 in 2002.

Substantially all of the assets of CBD were sold on March 8, 2002 for $345.0 million cash and a 2.5% equity interest in the newly formed company. Income from discontinued operations totaled zero in 2003 compared to $217.6 million in 2002. The net gain from the sale of substantially all of the assets of CBD of $211.8 million was recorded in 2002 and the remaining income was related to the operations of CBD from January 1 through March 8, 2002. A detailed discussion of discontinued operations is provided in Note 17 of the Notes to Consolidated Financial Statements.

Effective January 1, 2003, the Company recorded a benefit of $85.9 million as a cumulative effect of a change in accounting principle, net of taxes, related to the adoption of SFAS 143. The benefit principally related to the estimated telephone plant removal costs previously included in accumulated depreciation, which were reversed. Refer to Note 1 of the Notes to Consolidated Financial Statements for a detailed discussion of the adoption of SFAS 143.

Effective January 1, 2002, the Company recorded a $2,008.7 million charge as a cumulative effect of a change in accounting principle, net of taxes, related to the adoption of SFAS 142. The write-down of goodwill, finalized in the second quarter of 2002, was related to the fair value of goodwill associated with the broadband business acquired in 1999. See Note 5 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of the adoption of SFAS 142.

2002 Compared to 2001

Revenue

Consolidated revenue totaled $2,178.6 million in 2002, which was $73.7 million, or 3%, less than 2001. Approximately $56.8 million of the decrease was attributable to network construction, as the Company decided to exit that business as part of the November 2001 restructuring plan discussed in Note 6 of the Notes to Consolidated Financial Statements. The decline of switched voice services of $51.9 million contributed much of the remaining decrease, as rates and volume fell due to intense competition. The decreases were partially offset by non-cash revenue of $58.7 million resulting from the termination of two IRU contracts in conjunction with two customers’ bankruptcies and a reduction in uncollectible revenue due to tighter credit and collection policies.

Refer to Discussion of Operating Segment Results on page 62 of this Report on Form 10-K for detailed discussion of revenue by segment.

Costs and Expenses

Cost of services and products totaled $1,035.6 million in 2002 compared to $1,169.3 million in 2001, a decrease of $133.7 million, or 11%. Costs of services and products of the Broadband segment decreased nearly $119.7 million due the exit of network construction and a decrease in switched voice services usage consistent with the decline in revenue. The decreases were offset partially by a charge of $13.3 million for costs associated with the termination of an uncompleted network construction contract. The termination of the uncompleted network construction project is discussed in further detail in Note 11 of the Notes to Consolidated Financial Statements. Local segment costs decreased $9.3 million in 2002 compared to 2001, due to efficiencies gained through the merger of the DSL and dial-up Internet operations of ZoomTown with CBT. The remainder of the increase in cost of services and products over 2001 was incurred by the Other segment, which experienced higher costs associated with increased minutes of use from the Company’s long distance business.

SG&A expenses of $502.2 million in 2002 decreased $47.4 million, or 9%, compared to 2001. The Broadband segment’s SG&A decreased nearly $23.9 million, primarily due to lower employee headcount resulting from the November 2001 restructuring (discussed in Note 6 of the Notes to Consolidated Financial Statements) and a decrease in marketing expenses, partially offset by an increase in bad debt expense of $9.0 million due to continued industry deterioration. SG&A in the Wireless segment decreased $9.6 million in 2002 compared to 2001, primarily due to a reduction in advertising and promotional spending of $7.0 million as postpaid gross subscriber additions were 37% below 2001. The remaining decrease was the result of cost reductions from the November 2001 restructuring and a decrease in customer acquisition costs in the Other segment.

Depreciation expense increased by 7%, or $29.8 million, to $471.0 million in 2002 compared to $441.2 million in 2001. The increase was primarily driven by the Broadband segment and reflects the completion of the build out of its national optical network and placement of those assets into service. The Local and Wireless segments generated the remainder of the increase as they continued to maintain and enhance their networks. In the fourth quarter of 2002, the Company recorded a non-cash asset impairment charge of $2,200.0 million related to the

Broadband unit’s tangible and intangible assets (refer to Note 1 of the Notes to Consolidated Financial Statements).

Amortization expense of $25.3 million in 2002 related to intangible assets acquired in connection with various acquisitions. Amortization expense in 2002 decreased by $88.3 million compared to 2001 due to the Company ceasing amortization of goodwill upon the adoption of SFAS 142 on January 1, 2002. An adjusted presentation of amortization expense and the impact on net income is provided in Note 5 of the Notes to Consolidated Financial Statements. Additionally, the Company wrote-down approximately $298 million of intangible assets in 2002 in association with the $2.2 billion non-cash asset impairment charge recorded at the Broadband segment discussed in Note 1 of the Notes to Consolidated Financial Statements.

In October 2002, the Company initiated a restructuring of the Broadband segment that was intended to reduce annual expenses in 2003 by approximately $200 million compared to 2002 and enable the Broadband segment to become cash flow positive. The plan included initiatives to reduce the workforce by approximately 500 positions; reduce line costs through network grooming, optimization, and rate negotiations; and exit the wholesale international voice business. In addition, the Local segment initiated a restructuring to realign sales and marketing to better focus on enterprise customers. The plan included initiatives to reduce the workforce by 38 positions. The Company recorded a cash restructuring charge of $14.7 million during the fourth quarter of 2002 related to these initiatives.

In September 2002, the Company recorded restructuring charges of $9.6 million. The restructuring charges consisted of $4.6 million related to employee separation benefits and $5.0 million related to contractual terminations associated with the Company’s exit of a product line. The restructuring costs included the cost of employee separation benefits, including severance, medical and other benefits, related to three employees, including the former CEO, of the Company. As of December 31, 2002, the restructuring had been completed. Total cash expenditures in connection with the restructuring during 2002 amounted to $9.1 million.

In 2002, the restructuring activities for the November 2001 Restructuring Plan were completed, except for certain lease obligations, which are expected to continue through December 31, 2015. An additional $16.5 million in restructuring costs were incurred in the first quarter of 2002 relating to costs for employee termination benefits and termination of a contractual commitment with a vendor, which were actions contemplated in the original plan for which an amount could not be reasonably estimated in 2001. Additionally, during the fourth quarter of 2002, $1 million of previously recorded restructuring charges were reversed due to a change in estimate related to the termination of contractual obligations. Refer to Note 6 of the Notes to Consolidated Financial Statements for a detailed discussion of the November 2001 Restructuring Plan.

In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati-based subsidiaries, including CBT, CBAD, CBW and Public in order to create one centralized “Cincinnati Bell” presence for its customers. Total restructuring costs of $9.4 million were recorded in the first quarter of 2001. During the third quarter of 2002, the Company reversed $2.1 million of restructuring expense previously recorded due to an expected lease termination that did not occur. This restructuring plan resulted in cash outlays of $6.4 million and non-cash items of $0.9 million. As of December 31, 2002, the restructuring was completed.

In the third quarter of 2002, the restructuring activities for the 1999 Restructuring Plan were completed. Refer to Note 6 of the Notes to Consolidated Financial Statements for a detailed discussion on the 1999 Restructuring Plan. The remaining reserve balance of $0.5 million related to facility closure costs was reversed in the third quarter of 2002, as it was not required.

Based on certain indicators, including a potential asset sale, the Company performed an impairment analysis of the assets of its Broadband segment in the fourth quarter of 2002. The Company’s impairment analysis indicated the carrying value of the assets was not recoverable. Accordingly, the Company wrote down the assets to estimated fair market value, resulting in a non-cash impairment charge of $2,200.0 million. Refer to Note 1 of the Notes to Consolidated Financial Statements. In 2001, the Company recorded non-cash asset impairment charges of $152.0 million, which primarily related to the November 2001 restructuring. Refer to Note 6 of the Notes to Consolidated Financial Statements.

The operating loss increased by $1,826.7 million to $2,093.5 million in 2002 compared to $266.8 million in 2001. The increase in the loss was due to the asset impairment charge of $2,200.0 million related to the Broadband segment. Excluding the asset impairment charges of $2,200.0 million in 2002 and $152.0 million in 2001, operating income increased to $107.4 million from an operating loss of $114.8 million recorded in 2001. The increase was primarily due to a reduction of $88.3 million in amortization expense related to the adoption of SFAS 142, a reduction of $56.3 million in restructuring expenses, a reduction of $33.5 million in SG&A expenses at the Broadband and Wireless segments and a reduction in network construction revenue, partially offset by an increase in depreciation expense of $29.8 million.

Minority interest expense includes the accrual of dividends and accretion on the 12 ½% preferred stock of BRCOM and the 19.9% minority interest of AT&T Wireless Services Inc. (“AWE”) in the net income of the Company’s CBW subsidiary. Because AWE’s minority interest in the net income of CBW is recorded as an expense, the improved profitability of CBW increased minority interest expense from $51.3 million in 2001 to $57.6 million in 2002. Although the Company announced the deferral of the August 15, 2002 and November 15, 2002 cash dividend payments on the 12 ½% preferred stock of BRCOM, the Company continued to accrue the dividends in accordance with the terms of the security.

Interest expense and other financing costs of $164.2 million in 2002 decreased $3.9 million, or 2%, compared to $168.1 million recorded in 2001. The decrease was the result of lower interest rates, as the London Interbank Offering Rate (“LIBOR”) decrease more than offset increases due to credit downgrades. In addition, lower outstanding debt, substantially as a result of a pay down from the proceeds received from the sale of CBD, contributed to the decrease in interest expense. These decreases were partially offset by a reduction of $14.5 million in the amount of interest capitalized due to the completion of the optical network and an increase of $8.7 million in other financing costs related to several amendments to the credit facility consummated during 2002.

The Company recorded a $10.7 million non-cash loss on investments in 2002, reflecting a $22.5 million decrease compared to an $11.8 million net gain on investments in 2001. The non-cash net loss recorded in 2002 was due to an other than temporary decline in value of one of the Company’s cost-based investments. The net gain in 2001 was comprised of a $17.0 million gain from the sale of the Company’s investment in PSINet, a $23.9 million gain from the Company’s investment in Corvis, and a $3.0 million mark-to-market adjustment of Anthem Inc. shares. These gains were offset by $26.1 million in impairment write-downs of the Company’s cost-based investments and $5.9 million of mark-to-market adjustments and losses on the sale of Applied Theory shares. Refer to Note 7 of the Notes to Consolidated Financial Statements for a detailed discussion of investments.

Other income of less than $1 million in 2002 decreased $20.4 million compared to 2001. Other income in 2001 was primarily due to the receipt of $19.7 million of common shares of Anthem Inc. as the result of Anthem’s demutualization.

The Company had income tax expense of $123.7 million in 2002 compared to a $112.8 million benefit recorded in 2001, due substantially to the establishment of a valuation allowance of $1,110.7 million against certain federal and state deferred tax assets (including net operating loss carryforwards), offset substantially by the tax effect of the $2.2 billion asset impairment. The effective rate of negative (5.3%) in 2002 was 29.9 points lower than the effective rate of 24.6% in the same period of 2001. The decrease in the rate was due to the net effect of the cessation of amortization of goodwill in 2002 and the establishment of a valuation allowance against certain federal and state deferred tax assets. Refer to Note 14 of the Notes to Consolidated Financial Statements.

Income from discontinued operations reflects the net income of CBD in 2002 and 2001. Substantially all of the assets of this business were sold on March 8, 2002 for $345.0 million cash and a 2.5% equity interest in the newly formed company. Income from discontinued operations totaled $217.6 million in 2002 compared to $29.6 million in 2001, as the net gain from the sale of substantially all of the assets of CBD of $211.8 million was recorded in 2002. A detailed discussion of discontinued operations is provided in Note 17 of the Notes to Consolidated Financial Statements.

Effective January 1, 2002, the Company recorded a $2,008.7 million expense as a cumulative effect of a change in accounting principle, net of taxes, related to the adoption of SFAS 142. The write-down of goodwill, finalized in the second quarter of 2002, was related to the fair value of goodwill associated with the Broadband business acquired in 1999. Refer to Note 5 of the Notes to Consolidated Financial Statements for a detailed discussion of the adoption of SFAS 142.

The Company reported a net loss of $4,240.3 million in 2002 compared to a net loss of $315.6 million in 2001. The diluted loss per share of $19.47 in 2002 was $17.97 larger than the loss per share of $1.50 in 2001. The 2002 period included a loss per share of $9.20 related to the cumulative effect of a change in accounting principle, net of taxes, for the adoption of SFAS 142. The 2002 and 2001 periods included income from discontinued operations per share of $1.00 and $0.14, respectively. Excluding discontinued operations and the cumulative effect of a change in accounting principle, the Company reported a loss per share from continuing operations of $11.27 in 2002 compared to a loss per share from continuing operations of $1.64 for 2001.

The $9.63 increase in loss per share from continuing operations was due to the increase in asset impairment charges, which contributed $6.10 per share, an increase in the deferred tax asset valuation allowance, which contributed $4.84 per share and higher depreciation expense of $0.09 per share. These increases in loss per share from continuing operations were partially offset by the cessation of goodwill amortization resulting from the adoption of SFAS 142, which contributed $0.40 per share; and the decrease in restructuring expenses, which contributed $0.17 per share.

Discussion of Operating Segment Results

Prior to the sale of substantially all of the Company’s broadband assets on June 13, 2003, CBT sold the broadband products and services of its BRCOM subsidiary to customers in its operating territory. Historically, CBT recognized the customer-invoiced amount on such sales as revenue and the related intercompany cost of providing services as expense within its Local segment operating results. Accordingly, the BRCOM subsidiary recognized intercompany revenue equal to the costs of providing services recorded by the Local segment and the costs to provide such services in the operating results of the Broadband segment.

Pursuant to an agreement negotiated as part of the sale of broadband assets, the Company has recast the historical operating results of the Local and Broadband segments to reflect an agency agreement whereby CBT earns a sales commission and the BRCOM subsidiary records the remaining revenue and associated costs of providing services in its operating results. CBT will continue to market these broadband products and services on behalf of the buyers’ of the broadband assets and will purchase capacity on the buyers’ national network in order to sell long distance services under the CBAD brand to residential and business customers in the Greater Cincinnati area market.

Local

The Local segment provides local telephone service, network access, data transport, high-speed and dial-up Internet access, inter-lata toll, telecommunications equipment, installation and maintenance and other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. These services are provided by the Company’s CBT subsidiary. As of January 1, 2002, the DSL and dial-up Internet operations of ZoomTown, formerly reported in the Other segment, were merged with the operations of CBT and are reflected in the Local segment in all periods presented.

			2003 vs.	2003 vs.		2002 vs.	2002 vs.
(dollars in millions)	2003	2002	2002	2002	2001	2001	2001
Revenue
Local service	$466.4	$468.1	$(1.7)	—	$465.3	$2.8	1%
Network access	202.4	204.1	(1.7)	(1)%	205.3	(1.2)	(1)%
Other services	151.6	160.9	(9.3)	(6)%	154.1	6.8	4%

Total revenue	820.4	833.1	(12.7)	(2)%	824.7	8.4	1%
Operating costs and expenses:
Cost of services and products	260.0	261.8	(1.8)	(1)%	271.1	(9.3)	(3)%
Selling, general and administrative	133.5	139.5	(6.0)	(4)%	134.7	4.8	4%
Depreciation	125.7	146.7	(21.0)	(14)%	140.3	6.4	5%
Restructuring	4.5	(0.5)	5.0	n/m	12.1	(12.6)	n/m
Asset impairments and other charges	0.6	0.3	0.3	100%	—	0.3	n/m

Total operating costs and expenses	524.3	547.8	(23.5)	(4)%	558.2	(10.4)	(2)%
Operating income	$296.1	$285.3	$10.8	4%	$266.5	$18.8	7%
Operating margin	36.1%	34.2%		+2pts	32.3%		+2pts

2003 Compared to 2002

Revenue

Local segment revenue decreased $12.7 million, or 2%, in 2003 compared to 2002. Declines in access line and equipment revenue and related installation and maintenance were greater than revenue growth from value-added services such as custom calling features, DSL transport and internet service provider revenue.

Local service revenue of $466.4 million during 2003 decreased less than 1%, or $1.7 million, in comparison to the prior year. Revenue decreased due to fewer access lines, which were down 2.6% from 1,012,000 lines in service at December 31, 2002 to 986,000 as of December 31, 2003. The Company expects access lines to continue to decrease in 2004 by approximately 2% to 4% compared to access lines in service at December 31, 2003. The Company has been able to substantially offset the decrease in revenue from access line losses by capturing a greater share of revenue per consumer household through product bundling offers and increasing DSL penetration. Product bundling and, in particular, the bundling of DSL transport with internet access, was the key driver behind the increase in revenue per household to $46.61 in 2003 compared to $45.04 in 2002.

The Company’s Complete Connections® bundled services offering added 23,600 subscribers during 2003, bringing total subscribership to 312,500 and penetration of residential access lines to 44%. In the first quarter of 2003, CBT also introduced Custom ConnectionsSM, a bundled suite of services that leverages the Company’s local, long distance, wireless and DSL products and enables consumers to customize packages that meet their personal communication needs. Custom ConnectionsSM added 54,700 subscribers in 2003. The favorable bundled pricing associated with Custom ConnectionsSM has driven increased demand for the Company’s ZoomTown DSL offering, which added 24,700 customers in 2003, growth of 33% from December 31, 2002. As a result of this growth, total lines to the consumer (defined as consumer access lines plus DSL subscribers) increased slightly on a year-over-year basis. At of December 31, 2003, 86% of CBT’s access lines were loop-enabled for DSL transport with a penetration of approximately 12.6% of these addressable network access lines, up from 9.3% at December 31, 2002.

Network access revenue consists of special access, switched access and end user common line ("EUCL") revenue, with 2003 revenue of $202.4 million representing a $1.7 million, or 1%, decline compared to 2002. Special access revenue of $95.5 million in 2003 represented 47% of the revenue in the network access category, while the $40.4 million in switched access and $66.5 million in EUCL charges represented 20% and 33%, respectively, of the 2003 network access revenue total. Special access revenue of $95.5 million was $2.0 million, or 2%, less than in 2002, while switched access revenue increased $1.4 million, or 4%, in comparison to 2002. EUCL charges of $66.5 million declined slightly from the prior year, with a $1.1 million, or 2%, decline representing the net effect of a small, midyear rate increase, offset by decreased access lines on which to apply this charge.

Other services revenue of $151.6 million during 2003 decreased $9.3 million, or 6%, compared to 2002. Other services revenue declines were substantially due to a combined decrease of $7.5 million from the sale of equipment and associated installation and maintenance. These declines were partially offset by a $2.0 million increase in commission revenue from the sale of broadband products.

Costs and Expenses

Cost of services and products decreased $1.8 million, or 1%, to $260.0 million in 2003 compared to 2002. The decreases were primarily due to a decrease in cost of products of $6.9 million related to lower equipment revenue, partially offset by an increase in employee expenses of $5.0 million. The increases in employee expenses was a net result of a 7% reduction in headcount offset by normal wage increases and an increase in actuarially determined employee benefit expenses.

SG&A expenses decreased 4%, or $6.0 million, compared to 2002, as the Local segment experienced decreases in bad debt, advertising, promotional and contract services expenses. These expense reductions were partially offset by higher payroll and related expenses of $1.9 million, which was the net effect of a reduction in headcount, offset by normal wage increases and higher benefits expense.

Depreciation expense of $125.7 million decreased $21.0 million, or 14%, in 2003 compared to 2002. A decrease in depreciable assets, reduced capital spending, regulatory depreciation rate decreases and the adoption of SFAS 143 on January 1, 2003 (refer to Note 1 of the Notes to Consolidated Financial Statements) contributed to the reduction in depreciation expense.

Restructuring charges of $4.5 million during 2003 were $5.0 million higher than the $0.5 million in restructuring credits in 2002. In December 2003, the Company initiated a restructuring intended to reduce future cash operating costs by approximately $9.1 million. The Local segment’s charge was $4.5 million related to employee separation benefits associated with the elimination of approximately 90 positions.

Operating Income

As a result of the above, operating income increased by $10.8 million, or 4%, to $296.1 million in 2003 compared to $285.3 million in 2002. Operating margin showed similar improvements, increasing two points from a margin of 34.2% in 2002 to a margin of 36.1% in 2003. As the Company expects to incur increased sales and marketing expenses to defend its market position in 2004, it expects the Local segment’s operating income to decrease by 1% to 3% compared to 2003.

2002 Compared to 2001

Revenue

Local revenue increased $8.4 million, or 1%, compared to 2001, to $833.1 million in 2002. Revenue growth was attributable to high-speed data and Internet services such as DSL and value-added services such as custom calling features, partially offset by a decrease in residential and business revenue as access lines decreased in 2002 compared to 2001.

Local service revenue increased $2.8 million, or 1%, in 2002 compared to 2001. In 2002, revenue growth from value-added services and DSL was offset by declining business and residential access line revenue. Access lines decreased to 1,012,000 as of December 31, 2002, a 1.9% decrease from the 1,032,000 lines in service as of December 31, 2001. The Company’s Complete Connections® bundled service offering added 53,000 subscribers in 2002, bringing total subscribership to 289,000 and penetration of residential access lines to 39%. Of the 289,000 total Complete Connections® subscribers, nearly 30,000 had chosen CBT’s all-inclusive product bundling offer, Complete Connections Universal®, which includes a combination of local services and custom calling features, long distance, wireless, dial-up and high-speed Internet access, and home security as chosen by the subscriber. CBT continued to expand the Company’s DSL high-speed data transport service with subscribership growing to 75,000, a 23% increase over 2001.

Network access revenue decreased by $1.2 million, or 1%, to $204.1 million in 2002 compared to 2001 as carrier customers continued to reduce their capacity requirements.

Other services revenue grew 4%, or $6.8 million, to $160.9 million in 2002 compared to 2001. The increase was due to commissions earned from the sale of broadband services and equipment and related installation and maintenance revenue. Revenue attributable to the sale of broadband services totaled $7.1 million and $2.3 million in 2002 and 2001, respectively.

Costs and Expenses

Cost of services and products of $261.8 million in 2002 decreased $9.3 million, or 3%, compared to 2001. These decreases were primarily due to efficiencies gained through the merger of the DSL and dial-up Internet operations of ZoomTown with CBT.

SG&A expenses increased 4%, or $4.8 million, in 2002 compared to 2001, primarily due to increases in bad debt expense and advertising of $12.6 million, which was offset by a 7% reduction in headcount and improved cost management.

Depreciation expense of $146.7 million increased $6.4 million, or 5%, in 2002 compared to 2001 as a result of asset additions related to the continued construction of the network infrastructure.

In October 2002, CBT initiated a restructuring to realign sales and marketing to better focus on enterprise customers. The plan included initiatives to reduce the workforce by approximately 38 positions and resulted in restructuring charges of $1 million related to employee separation benefits. In November 2001, the Company’s management approved a restructuring plan which included initiatives to consolidate data centers, reduce the expense structure, exit the network construction business, eliminate other nonstrategic operations and merge certain dial-up Internet and DSL operations into other operations. The Local segment recorded restructuring costs of $4 million in 2001 related to these initiatives. In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati-based subsidiaries, CBT, CBAD, CBW and Public in order to create one centralized “Cincinnati Bell” presence for its customers. The Local segment recorded restructuring costs of $8 million pertaining to the February 2001 restructuring plan which consisted of $2 million related to lease terminations and $6 million related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for 114 employees. In 2002, the restructuring activities for the February 2001 Restructuring Plan were completed and the remaining reserve balance of $2 million related to a lease termination that did not occur was reversed. Refer to Note 6 of the Notes to Consolidated Financial Statements.

Operating Income

As a result of above, operating income increased $18.8 million, or 7%, to $285.3 million in 2002 and operating margin increased two points over 2001 to 34.2%.

Wireless

The Wireless segment consists of the operations of CBW, a venture in which the Company owns 80.1% and AWE owns the remaining 19.9%. The Wireless segment provides advanced digital personal communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. Services are provided over CBW’s regional wireless network and AWE’s national wireless network.

			$ Change	% Change		$ Change	% Change
(dollars in millions,			2003 vs.	2003 vs.		2002 vs.	2002 vs.
except for operating metrics)	2003	2002	2002	2002	2001	2001	2001
Revenue
Service	$246.4	$253.3	$(6.9)	(3)%	$239.0	$14.3	6%
Equipment	13.1	13.9	(0.8)	(6)%	15.4	(1.5)	(10)%

Total revenue	259.5	267.2	(7.7)	(3)%	254.4	12.8	5%
Operating costs and expenses:
Cost of services and products	110.5	119.5	(9.0)	(8)%	131.5	(12.0)	(9)%
Selling, general and administrative	50.0	47.3	2.7	6%	56.9	(9.6)	(17)%
Depreciation	38.3	30.6	7.7	25%	25.3	5.3	21%
Amortization	0.5	0.7	(0.2)	(29)%	3.0	(2.3)	(77)%

Total operating costs and expenses	199.3	198.1	1.2	1%	216.7	(18.6)	(9)%
Operating income (loss)	$60.2	$69.1	$(8.9)	(13)%	$37.7	$31.4	83%
Operating margin	23.2%	25.9%		(3)pts	14.8%		+11pts
Operating metrics
Postpaid ARPU*	$55.98	$58.75	$(2.77)	(5)%	$61.23	$(2.48)	(4)%
Prepaid ARPU*	$19.24	$18.32	$0.92	5%	$24.09	$(5.77)	(24)%
Postpaid CPGA**	$389	$364	$25	7%	$352	$12	3%
Prepaid CPGA**	$64	$64	$—	—	$141	$(77)	(55)%

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

**	The Company has presented certain information regarding cost per gross addition (“CPGA”) because the Company believes CPGA provides a useful measure of the initial cost to add a wireless subscriber. CPGA is calculated by adding incentives for handsets sold to subscribers (costs have historically exceeded the related revenue) to selling expenses (which excludes bad debt) and dividing the sum by total gross subscriber acquisitions during the period.

2003 Compared to 2002

Revenue

Wireless segment revenue decreased $7.7 million, or 3%, to $259.5 million during 2003 compared to 2002.

This revenue decline was primarily driven by postpaid services. In 2003, revenue from postpaid customers decreased $10.0 million, or 5%, to $209.3 million. Postpaid ARPU decreased from $58.75 in 2002 to $55.98 in 2003, or $2.77 per user, per month, due to pricing pressure from increasing competition and a marketing strategy employed through the first three quarters of 2003 to retain lower usage, higher margin customers. Through September 30, 2003, postpaid subscribers had declined by 12,000 compared to the December 31, 2002.

Beginning in September 2003, the Company introduced more competitive rate plans in order to reduce churn and to build momentum in front of its GSM/GPRS network launch in October 2003. The Company expects the new rate plans, in combination with its GSM/GPRS network to increase postpaid subscribers, which will offset revenue from declining ARPU. In the fourth quarter of 2003, net adds totaled 13,000, which reversed a declining subscriber trend for the first three quarters of 2003 and allowed CBW to end the year with approximately the same number of postpaid subscribers as at the end of 2002, or nearly 312,000. This subscribership represents an estimated 9% penetration of the population within the Company’s licensed service area in the Greater Cincinnati and Dayton, Ohio metropolitan markets.

In the first three quarters of 2003, the Company also focused its marketing efforts on prepaid subscribers. These subscribers require less growth capital on the Company’s TDMA network, which the Company attempted to minimize because it curtailed TDMA capital expenditures, while it completed construction of its GSM/GPRS network.

As mandated by the FCC, wireless local number portability (“WLNP”) was effective November 24, 2003 and allows customers the ability to change service providers within the same local area and retain the same phone number. However, average monthly customer churn remained low in the face of aggressive competition and WLNP at 1.81% for postpaid subscribers in 2003 compared to 1.73% in 2002.

The postpaid revenue decline is being partially offset by the prepaid product, which experienced subscriber growth in 2003 of 2% compared to subscribers as of December 31, 2002. The Company had approximately 162,000 prepaid subscribers at December 31, 2003, or nearly 3,300 more than at December 31, 2002, which represents an estimated penetration of approximately 5% of the population in the Company’s licensed service area. Prepaid revenue of $37.1 million represented growth of $3.0 million, or 9%, compared to 2002 due to increased revenue from text messaging services, which increased ARPU. ARPU for prepaid subscribers increased from $18.32 in 2002 to $19.24 in 2003, or $0.92 per user. The Company’s text messaging services, comprising a growing proportion of total prepaid revenue, increased by $2.2 million versus 2002 to $6.0 million, which represents 16% of total prepaid service revenue.

Costs and Expenses

Cost of services and products consists largely of incollect expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), network operations costs, interconnection expenses and cost of equipment sold. These costs were $110.5 million during 2003, or 43% of revenue, compared to $119.5 million, or 45% of revenue in 2002. In total, cost of services and products decreased $9.0 million, or 8%, during 2003 compared to 2002. These declines were due primarily to decreased incollect charges of $2.1 million related to postpaid subscribership, decreased operating taxes of $4.1 million and $4.7 million from cost reductions because the Wireless segment assumed responsibility for network management services previously outsourced to AWE.

SG&A expenses include the cost of customer acquisition, which consists primarily of advertising, distribution and promotional expenses. These expenses increased by $2.7 million in 2003 compared to 2002 due to an increase in advertising of $2.1 million and employee-related expenses of $3.5 million. These increases were partially offset by a decrease in bad debt expense of $2.7 million.

CPGA, a measure of the Company’s cost to acquire new customers, was $389 for 2003, a $25, or 7%, increase over 2002. The increase is due to higher advertising and handset subsidies cost in 2003 compared to 2002. The increase in handset subsidies per gross addition was driven by an increase in handset upgrades by existing subscribers and the initial sale of GSM handsets to large resellers. In both instances, equipment sales increased handset subsidy costs, without a corresponding activation, driving CPGA higher. The prepaid CPGA was $64 in 2003, which was equal to the prior year amount.

Depreciation expense of $38.3 million increased $7.7 million, or 25%, in 2003 compared to 2002 as a result of $5.2 million in accelerated depreciation related to the change in estimated economic useful life of the TDMA network to December 31, 2006. The Company expects depreciation expense to increase approximately $21.0 million in 2004 compared to 2003 related to the accelerated depreciation of the TDMA network.

Operating Income

As a result of the above, operating income decreased $8.9 million, or 13%, to $60.2 million and operating margin decreased 3 points to 23.2% in 2003 compared to 2002. The Company expects operating income declines in 2004 as a result of accelerated subscribership growth and its related sales and marketing expense and increased depreciation of its TDMA network.

2002 Compared to 2001

Revenue

Wireless segment revenue increased 5%, or $12.8 million, to $267.2 million in 2002 compared to 2001. Postpaid service revenue contributed approximately $16.1 million to revenue growth as the average subscriber base grew 16% in 2002. The increase was offset by a decrease in prepaid service revenue and lower equipment sales.

Postpaid subscribership remained flat at 311,000 as of December 31, 2002, compared to December 31, 2001 and represented 18% of the total postpaid market share within the Greater Cincinnati and Dayton, Ohio metropolitan areas. ARPU from postpaid subscribers of $58.75 in 2002 decreased $2.48 compared to 2001 due to pricing pressure from increasing competition, higher penetration rates among lower usage subscribers and reduced usage as a result of the difficult economic environment. Average monthly customer churn remained low in the face of aggressive competition at 1.73% for postpaid subscribers in 2002 compared to 1.56% in 2001. Postpaid service revenue decreased 5% in the fourth quarter of 2002 compared to the third quarter of 2002, due to a decrease in minutes of use, decrease in subscribership, and decrease in market share. Postpaid services experienced net deactivations totaling 5,200 subscribers during the second half of 2002. Subscribership declined from 314,000 at the end of the third quarter of 2002 to 311,000 at the end of the fourth quarter of 2002.

Prepaid service revenue declined 5%, or $1.8 million, in 2002 compared to 2001 due to a decline in minutes of use. Subscribership to CBW’s i-wirelessSM prepaid product grew from approximately 151,000 subscribers at the end of 2001 to approximately 159,000, or approximately 9% of the prepaid wireless market, at the end of 2002. i-wirelessSM represents an efficient use of CBW’s wireless network, as these subscribers generally make use of the network during off-peak periods. In addition, the CPGA of $64 for i-wirelessSM subscribers during 2002 was only 18% of the CPGA for postpaid subscribers during 2002.

Equipment revenue declined nearly $1.5 million, or 10%, in 2002 due to a decrease in gross activations compared to 2001.

Costs and Expenses

Cost of services and products consists largely of incollect expense (whereby CBW incurs costs associated with its subscribers using service while in the territories of other wireless service providers), network operations costs, interconnection expenses and cost of equipment sold. These costs were $119.5 million during 2002, or 45% of revenue. In total, cost of services and products decreased 9% during 2002, or $12.0 million, compared to 2001. The decrease resulted from a decrease in handset subsidies due to fewer handset promotions in 2002 than in 2001 and a decrease in gross activations.

SG&A expenses include the cost of customer acquisition, which consists primarily of advertising, distribution and promotional expenses. These costs decreased by $9.6 million, or 17%, in 2002, compared to 2001. The decrease resulted from a decrease in advertising of $3.7 million, promotional spending of $3.3 million and employee-related expenses of $0.9 million. SG&A expenses continued to decrease significantly as a percentage of total revenue, declining from 22% of revenue in 2001 to 17% of revenue in 2002 as the Company continued to focus on profitability and cash flow.

Depreciation expense of $30.6 million increased $5.3 million, or 21%, in 2002 compared to 2001 as a result of asset additions related to the continued construction of the regional wireless TDMA network infrastructure.

Operating Income

The Wireless segment continued significant operating income improvements as the Company optimized its network investment and benefited from an embedded customer base and low customer churn. In 2002, operating income of $69.1 million represented a $31.4 million, or 83%, improvement over 2001. Additionally, operating margin in 2002 increased 11 points from 2001 to 25.9%.

Other

The Other segment is comprised of the operations of the CBAD and Public subsidiaries. CBAD markets voice long distance service to residential and business customers in the Greater Cincinnati and Dayton, Ohio areas, while Public provides public payphone services in a thirteen state area in the midwestern and southern United States.

			$ Change	% Change		$ Change	% Change
			2003 vs.	2003 vs.		2002 vs.	2002 vs.
(dollars in millions)	2003	2002	2002	2002	2001	2001	2001
Revenue	$81.1	$82.8	$(1.7)	(2)%	$79.0	$3.8	5%
Operating costs and expenses:
Cost of services and products	54.1	63.4	(9.3)	(15)%	58.8	4.6	8%
Selling, general and administrative	14.8	15.8	(1.0)	(7)%	21.6	(5.8)	(27)%
Depreciation	2.0	1.8	0.2	11%	1.8	—	—
Amortization	0.1	0.1	—	—	—	0.1	100%
Restructuring	—	—	—	n/m	0.5	(0.5)	n/m
Asset impairments and other charges	3.6	—	3.6	n/m	—	—	n/m

Total operating costs and expenses	74.6	81.1	(6.5)	(8)%	82.7	(1.6)	(2)%
Operating income (loss)	6.5	1.7	4.8	n/m	(3.7)	5.4	n/m
Operating margin	8.0%	2.1%		+6pts	(4.7)%		+7pts

2003 Compared to 2002

Revenue

Other segment revenue of $81.1 million in 2003 decreased $1.7 million, or 2%, compared to 2002.

CBAD’s revenue declined $0.6 million, or 1%, in 2003 as price increases initiated in 2003 on its “Any Distance” long distance service offering were more than offset by a 10% decline in minutes of use in response to intense competition, including further penetration of wireless plans with free long distance. CBAD had 539,000 subscribed access lines as of December 31, 2003 in the Cincinnati and Dayton, Ohio operating areas, representing a decrease of 15,800 lines, or 3%, versus December 31, 2002, which the Company believes is primarily related to its access line loss in its local businesses. In spite of subscriber line decreases, the Company’s market share has increased as a function of the Local segment’s lines in service for which a long distance carrier has been chosen for residential and business access lines. CBAD’s residential and business market share increased in 2003 to approximately 71% and 45%, respectively, from 69% and 43%, respectively at the end of 2002. Public revenue declined $1.1 million, or 8%, compared to 2002 in response to further penetration of wireless communications offset partially by a favorable $0.4 million settlement with a major interexchange carrier.

Costs and Expenses

Cost of services and products totaled $54.1 million in 2003, representing a decrease of 15% compared to 2002. The decrease in cost of services was due primarily to decreased access charges at CBAD of $4.2 million as minutes of use declined. In 2003, CBAD purchased its wholesale minutes from the buyer of the broadband assets, based on an agreement signed in conjunction with the asset sale. Public also contributed decreases of $4.2 million in 2003, as a result of a favorable settlement with a major interexchange carrier and removal of unprofitable stations.

SG&A expenses decreased $1.0 million, or 7%, in 2003 compared to 2002. These decreases were incurred primarily at CBAD as a result of a decrease in payroll and related expenses partially offset by an increase in billing and collection expenses.

Public incurred a $3.6 million asset impairment in 2003 to write-down the value of its public payphone assets to fair value.

Operating Income

As a result of the above, the Other segment reported operating income of $6.5 million in 2003, an increase of $4.8 million compared to 2002. Operating margin showed similar improvements, increasing six points from a margin of 2.1% in 2002 to 8.0% in 2003.

2002 Compared to 2001

Revenue

Other segment revenue increased 5% to $82.8 million in 2002 compared to $79.0 million in 2001. CBAD revenue increased by 8%, or $5.2 million, in 2002 compared to 2001 based primarily on the growth of its “Any Distance” long distance service offering. Any Distance had 555,000 subscribed access lines as of December 31, 2002 compared to 550,000 as of December 31, 2001 in the Cincinnati and Dayton, Ohio operating area, representing residential and business market shares of approximately 69% and 43% of total access lines, respectively. Revenue from Public declined 11%, or $1.7 million in 2002, versus 2001, partially offsetting the revenue increase from CBAD, as payphone usage continued to decline as a result of continued penetration of wireless communications.

Costs and Expenses

Cost of services and products totaled $63.4 million in 2002, representing an 8% increase over 2001. The increase in cost of services was due primarily to increased access charges related to an 8% increase in minutes of use, and personnel costs of CBAD as volume continued to grow. In 2002, approximately $43.2 million, or 89%, of CBAD costs were for access charges compared to approximately $41.4 million, or 93%, in 2001.

SG&A expenses decreased $5.8 million, or 27%, during 2002 compared to 2001. Nearly all of the decrease was due to the relatively high advertising costs of $3.3 million incurred to acquire approximately 4,400 net customers at CBAD during 2001, which was not repeated in 2002.

Operating Income

Operating income improved to $1.7 million in 2002, a $5.4 million increase compared to the operating loss reported in 2001. Operating margin experienced a similar improvement, increasing from negative 4.7% in 2001 to positive 2.1% in 2002, a seven point increase. Improvements during 2002 were primarily the result of decreased advertising and other marketing expenses at CBAD.

Broadband

On February 22, 2003, the Company entered into a definitive agreement to sell substantially all of its broadband assets. In accordance with SFAS 144, the Company ceased depreciating the assets to be sold upon entering into the definitive agreement. On June 6, 2003 and June 13, 2003, the purchase agreement was amended to, among other things, reduce the purchase price, subject to certain purchase price adjustments and other post-closing obligations and eliminate certain of the conditions to the consummation of the first stage closing of the sale.

On June 13, 2003, the first (and most significant) stage closing was consummated. At the first stage closing, the Company had received regulatory approval in states where approximately 75% of 2002 broadband revenue was generated and effectively transferred control of the broadband business to the buyer. The buyer paid the initial cash purchase price of $91.5 million, of which $29.3 million was placed into escrow to support certain purchase price adjustments and the portion of the purchase price payable upon the consummation of the second and third stage closings.

During the third quarter ended September 30, 2003, the second and third (final) stage closings were consummated as all remaining regulatory approvals had been received. In connection with these closings, the Company received $20.5 million of the $29.3 million escrowed funds. Subsequently, the Company returned $0.5 million of the purchase price and released the remaining escrowed funds of $8.8 million to the buyer in satisfaction of the working capital and receivables post-closing purchase price adjustments pursuant to an agreement between the Company and the buyer to settle such amounts.

Subsequent to the closing of the asset sale, the Broadband segment consists of Cincinnati Bell Technology Solutions (“CBTS”) (an IT consulting, data collocation and managed services business), together with certain liabilities not transferred to the buyers. Prior to the sale of the broadband assets, revenue for the Broadband segment was generated from broadband transport (which included revenue from IRU’s), switched voice services, data and Internet services (including data collocation and managed services), information technology consulting and other services. These transport and switched voice services were generally provided over the

Broadband segment’s national optical network, which comprised approximately 18,700 route miles of fiber-optic transmission facilities.

			$ Change	% Change		$ Change	% Change
			2003 vs.	2003 vs.		2002 vs.	2002 vs.
(dollars in millions)	2003	2002	2002	2002	2001	2001	2001
					(Restated)
Revenue
IT consulting	$95.3	$143.7	$(48.4)	(34)%	$141.3	2.4	2%
Broadband transport	159.3	461.6	(302.3)	(65)%	466.5	(4.9)	(1)%
Switched voice services	111.9	335.9	(224.0)	(67)%	383.1	(47.2)	(12)%
Data and Internet	80.5	132.9	(52.4)	(39)%	121.9	11.0	9%
Network construction and other services	1.7	1.3	0.4	31%	56.8	(55.5)	(98)%

Total revenue	448.7	1,075.4	(626.7)	(58)%	1,169.6	(94.2)	(8)%
Costs, expenses, gains and losses:
Cost of services and products	296.2	655.6	(359.4)	(55)%	775.3	(119.7)	(15)%
Selling, general and administrative	144.5	308.3	(163.8)	(53)%	332.2	(23.9)	(7)%
Depreciation	2.5	291.1	(288.6)	(99)%	273.4	17.7	6%
Amortization	—	24.8	(24.8)	(100)%	110.7	(85.9)	(78)%
Restructuring	(11.0)	32.6	(43.6)	n/m	73.9	(41.3)	(56)%
Asset impairments and other charges	4.6	2,200.6	(2,196.0)	n/m	152.0	2,048.6	n/m
Gain on sale of broadband assets	(336.7)	—	(336.7)	n/m	—	—	n/m

Total costs, expenses, gains and losses	100.1	3,513.0	(3,412.9)	(97)%	1,717.5	1,795.5	n/m
Operating income (loss)	$348.6	$(2,437.6)	$2,786.2	n/m	$(547.9)	(1,889.7)	n/m
Operating margin	77.7%	n/m		n/m	(46.8)%		n/m

2003 Compared to 2002

Revenue

Broadband segment revenue decreased significantly in 2003 due to the sale of substantially all of the Company’s broadband assets on June 13, 2003. In the second half of 2003, the Broadband segment included only the revenue of CBTS. CBTS contributed revenue of $116.8 million in 2003, consisting of $95.3 million for IT consulting and $21.5 million in data and Internet services such as collocation and managed services compared to revenue of $163.9 million in 2002, consisting of $143.7 million for IT consulting and $20.2 million in data and Internet services. IT consulting revenue was $48.4 million, or 34%, lower than in the prior year due to difficult economic conditions and decreases in capital spending by CBTS’ customers. CBTS’ data and Internet revenue was $21.5 million, or 6%, higher in 2003 compared to 2002. CBTS revenue from services and hardware sales comprised 44% and 56%, respectively in 2003, compared to 31% and 69%, respectively, in 2002. On March 10, 2004, CBTS entered into a definitive agreement to sell certain of its assets. The Company expects CBTS revenue to decrease approximately $60.0 million in 2004 compared to 2003 due to the sale of these assets.

Prior to the aforementioned sale of the broadband assets, the Broadband segment also had revenue from broadband transport, voice long distance and other data and Internet products and service such as ATM/frame relay and dedicated and dial-up IP. As a result, all of the year-to-date variances discussed below are affected by the disposition of these assets, as 2002 amounts included a full year of revenue related to these products and services. Variances are also affected by other external factors, which are mentioned specifically below.

Broadband transport revenue was $159.3 million in 2003, or $302.3 million lower than in 2002, due to the sale and lower demand for dedicated optical and digital circuits from both established and emerging carriers. In addition, as a result of an IRU contract termination in 2002, $58.7 million of non-cash revenue was recognized in broadband transport revenue in 2002, which did not recur in 2003. Switched voice services revenue of $111.9 million in 2003 was $224.0 million lower than 2002, due to the sale and the Company’s exit of the international switched wholesale voice business as part of its October 2002 restructuring. Due to the sale of the broadband business, the Company expects Broadband segment revenue related to broadband transport and switched voice services to be zero going forward.

Data and Internet revenue decreased $52.4 million, or 39%, in 2003 compared to 2002. These decreases were partially due to an anticipated decline in revenue related to the exit of the bundled Internet access services. Refer to Note 6 of the Notes to Consolidated Financial Statements. The remaining decrease was due to the sale of the underlying assets of the data and internet products in connection with the sale of the broadband assets on June 13, 2003.

Costs and Expenses

Cost of services and products primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs for IT consulting. In the second half of 2003, the Broadband segment included only the cost of services and products of CBTS. CBTS incurred $93.5 million of cost of services and products in 2003, which represented a decrease of $42.6 million compared to 2002 due to the related decrease in revenue discussed above.

Excluding CBTS, cost of services and products decreased $316.8 million compared to 2002. The majority of the decreases were the result of the sale of substantially all of the broadband assets. The remaining decreases were driven primarily by lower broadband transport and switched voice services and include cost reductions implemented as part of the October 2002 restructuring plan. In addition, a charge of $13.3 million in construction contract termination costs was recorded in 2002 and not repeated in 2003. The decreases were also partially offset by an increase in local access charges associated with the Company’s continued penetration of enterprise customer accounts. Costs of services and products incurred by the Broadband segment are expected to decrease significantly going forward as a substantial portion of the underlying assets were sold in connection with the sale of the broadband assets on June 13, 2003.

SG&A expenses decreased 53% to $144.5 million in 2003 compared to 2002. The SG&A expenses decrease associated with the sale of substantially all of the broadband assets was $159.3 million. The remaining decrease was attributable to lower transmission operating expenses of $26.6 million, lower property taxes of $14.6 million and lower bad debt expense of $10.5 million. These decreases were partially offset by an increase in contract services related to outsourcing of certain invoice processing of $5.6 million, an increase in pension expense and a decrease in capitalized overhead costs associated with the completion of the national optical network of $7.5 million. Legal and other expenses associated with retained liabilities of the broadband business amounted to approximately $7.9 million in second half of 2003. SG&A expenses incurred by the Broadband segment are expected to decrease significantly going forward as a substantial portion of the underlying assets were sold in connection with the sale of the broadband assets on June 13, 2003.

Depreciation expense has been effectively eliminated, dropping 99% to $2.5 million in 2003 compared to 2002. The decrease was due to a non-cash impairment charge of $2,200.0 million in the fourth quarter of 2002 related to the Broadband segment’s tangible and intangible assets (refer to Note 1 of the Notes to Consolidated Financial Statements). Additionally, due to the definitive agreement to sell substantially all of the assets of the Broadband segment, the Broadband assets were classified as held for sale as of March 1, 2003 and the Broadband segment ceased depreciating the assets held for sale in accordance with SFAS 144 (refer to Note 3 of the Notes to Consolidated Financial Statements). As such, the Company expects an immaterial amount of depreciation expense from the Broadband segment going forward.

Amortization expense, which related to intangible assets acquired as part of the purchase of the broadband business in 1999, decreased to zero in 2003, versus $24.8 million in the prior year. This is due to the write- down of $298.3 million of intangible assets in the fourth quarter of 2002 as part of the $2,200.0 million non-cash asset impairment charge recorded by the Broadband segment as discussed in Note 1 of the Notes to Consolidated Financial Statements.

Restructuring charges during 2003 were $43.6 million lower than in 2002. Restructuring charges in 2003 consist of an $11.0 million reversal of previously recorded restructuring expense due to settlements related to contract terminations and a reversal due to a change in estimate related to terminations of contractual obligations. The $32.6 million of restructuring charges in 2002 were comprised of $15.9 million recorded in the first quarter of 2002 for employee termination benefits and the termination of a contractual commitment with a vendor related to the November 2001 restructuring, $5.5 million recorded in the third quarter of 2002 primarily for restructuring charges associated with the exit of bundled Internet access services and $12.8 million during the fourth quarter of 2002 for employee severance and contract termination costs. Refer to Note 6 of the Notes to Consolidated Financial Statements.

In February 2004, the Company settled an arbitration proceeding between a customer and the Company’s subsidiary Broadwing Communications Services Inc. (“BCSI”) regarding a broadband network construction contract entered into in 2000. As part of the settlement, both parties agreed to drop their respective claims for monetary damages. In 2003, the Company recorded a $5.2 million charge in “Asset impairments and other charges” as a result of this settlement.

In conjunction with the sale of substantially all of the broadband assets, the Broadband segment recorded a gain of $336.7 million during 2003. A detailed discussion of the sale of the broadband assets is provided in Note 3 of the Notes to Consolidated Financial Statements.

Operating Income

As a result of the above, operating income in 2003 increased by $2,786.2 million compared to 2002, from a loss of $2,437.6 million in 2002 to operating income of $348.6 million in 2003. Operating income (loss) from the Broadband segment is expected to be immaterial going forward.

2002 Compared to 2001

Revenue

Broadband transport services consisted of long-haul transmission of data, voice and Internet traffic over dedicated circuits. Revenue from the broadband transport category was mainly generated by private line monthly recurring revenue. However, approximately 44% and 29% of broadband transport revenue in 2002 and 2001, respectively, was provided by IRU agreements.

Broadband transport revenue decreased $4.9 million in 2002, or 1%, to $461.6 million compared to 2001. The decrease was due to lower dedicated optical and digital circuit revenue as demand from both established and emerging carriers continued to decline. This decrease was substantially offset by $58.7 million in non-cash revenue from the termination of IRU contracts with two of the Company’s customers who filed for Chapter 11 bankruptcy protection.

Switched voice services revenue decreased 12% in 2002 compared to 2001, from $383.1 million to $335.9 million. The decrease in revenue was the result of the Company’s continued focus on higher margin business and declining rates and volume due to intense competition, partially offset by a reduction in uncollectible revenue due to tightened credit policies. CBAD resells voice long distance in its local franchise area, which contributed switched voice revenue to the Broadband segment of $43 million in 2002 and $41 million in 2001. The Company initiated a restructuring plan in the fourth quarter of 2002, which included exiting the international switched wholesale voice business. The international switched wholesale voice business accounted for $75 million and $94 million of revenue during 2002 and 2001, respectively.

Data and Internet revenue increased $11.0 million, or 9%, over 2001 on the strength of demand for dedicated IP and ATM/frame relay services. These increases were partially offset by a decrease in equipment sales, a decrease in revenue related to the exit of the bundled Internet access product, and a decrease in data collocation revenue, as the Company closed eight of its eleven data centers as part of its November 2001 restructuring.

IT consulting revenue grew $2.4 million, or 2%, during 2002 compared to 2001. The growth was attributable to increased sales of hardware and consulting services. Revenue from services and hardware sales comprised 21% and 79%, respectively, of total IT consulting revenue during both 2002 and 2001.

Network construction and other services revenue decreased $55.5 million, or 98%, during 2002 compared to 2001. As further discussed in Note 6 of the Notes to Consolidated Financial Statements, the Company’s November 2001 restructuring plan included plans to exit the network construction business upon completion of a large project. The contract for that project was in dispute but was subsequently settled as discussed in Note 11 of the Notes to Consolidated Financial Statements.

Costs and Expenses

Cost of services and products primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs for IT consulting. In 2002, cost of services and products amounted to $655.6 million, a 15% decrease compared to the $775.3 million incurred during 2001. The decrease was driven primarily by lower switched voice services and network construction activity and cost reductions implemented as part of the November 2001 restructuring plan. The decreases were partially offset by an increase in local access charges associated with the Company’s continued penetration of enterprise customer accounts and a charge of $13.3 million for costs associated with the termination of the Company’s uncompleted network construction contract. Refer to Note 11 of the Notes to Consolidated Financial Statements for a detailed discussion of this contract.

SG&A expenses decreased 7% to $308.3 million in 2002 compared to 2001. The decrease was due primarily to a decrease in employee costs of $61.9 million, as headcount was approximately 660 lower at December 31, 2002 than at December 31, 2001, and lower marketing expenses of $41.8 million. These decreases were offset by a decrease in capitalized overhead costs associated with the completion of the Company’s national optical network.

Depreciation expense of $291.1 million increased $17.7 million, or 6% in 2002 compared to 2001 as a result of placing assets related to the optical network overbuild into service.

Amortization expense, which in 2001 primarily related to the amortization of goodwill as a result of the merger, decreased 78% to $24.8 million in 2002 from $110.7 million in 2001. Upon adoption of SFAS 142 as required on January 1, 2002, the Company stopped amortizing goodwill.

During the first quarter of 2002, the Broadband segment recorded restructuring charges of $15.9 million resulting from employee separation benefits and costs to terminate contractual obligations, which were actions contemplated in the November 2001 restructuring plan for which an amount could not be reasonably estimated at that time. During the fourth quarter of 2002, a $1 million reversal was made to the restructuring reserve due to a change in estimate related to the termination of contractual obligations. In total, the Company expects the November 2001 restructuring plan to result in cash outlays of $88.1 million and non-cash items of $148.8 million. The Company completed the plan as of December 31, 2002, except for certain lease obligations, which are expected to continue through December 31, 2015. Refer to Note 6 of the Notes to Consolidated Financial Statements.

During the third quarter of 2002, the Broadband segment recorded restructuring charges of $5.5 million. In October 2002, the Company initiated a restructuring of the Broadband segment that was intended to reduce annual expenses by approximately $200 million compared to 2002 and enable the Broadband segment to become cash flow positive. The plan included initiatives to reduce the workforce by approximately 500 positions; reduce line costs through network grooming, optimization, and rate negotiations; and exit the international wholesale voice business. The Broadband segment recorded a cash restructuring charge of approximately $12.8 million during the fourth quarter of 2002 for employee severance and contract termination costs.

Based on certain indicators, including the potential sale of substantially all of the broadband assets, the Company performed an impairment analysis of the assets of its Broadband segment in the fourth quarter of 2002. The impairment analysis indicated that the carrying value of the assets was not recoverable. Accordingly, the Broadband segment wrote down the assets to estimated fair market value, resulting in a non-cash impairment charge of $2.2 billion.

Operating Loss

The operating loss of $2,437.6 million recorded in 2002 represents a $1,889.7 million increase over the $547.9 million operating loss in 2001. The increase in the operating loss is due to the asset impairment charge of approximately $2.2 billion, offset slightly by the decrease in amortization and restructuring charges noted above.

Financial Condition, Liquidity, and Capital Resources

Capital Investment, Resources and Liquidity

As the Company’s businesses mature, investments in its local, wireless, and DSL networks will be focused on maintenance, strategic expansion, incremental revenue-generating penetration of these services with the bundle, cost and productivity improvements and technology enhancement initiatives undertaken to add and retain customers on the Company’s networks.

Background

As of December 31, 2003, the Company had $2,287.8 million of outstanding indebtedness (net of unamortized discount) and an accumulated deficit of $3,604.2 million.

In November of 1999, the Company acquired IXC Communications, Inc. (IXC) for approximately $3,200.0 million. IXC, subsequently renamed BRCOM (f/k/a Broadwing Communications Inc.), provided long haul voice, data, and internet service over an 18,700 mile optic network. In connection with the acquisition, the Company assumed approximately $1,000.0 million of debt. Also in November 1999, the Company obtained credit facilities totaling $1,800.0 million from a group of lending institutions. These credit facilities were increased to $2,100.0 million in January 2001 and again to $2,300.0 million in June 2001. Borrowings under these facilities were used to redeem approximately $404.0 million of BRCOM 9% Senior Subordinated Notes assumed as part of the acquisition through a tender offer as a result of the change of control terms of the bond indenture. Additionally, in July of 1999, the Company issued $400.0 million of convertible subordinated notes (the “Convertible Subordinated Notes”) to Oak Hill Capital Partners, L.P. The proceeds were used to pay down IXC commercial paper outstanding and to purchase shares of IXC stock. From the acquisition of BRCOM through June 2003, the Company used a total of approximately $2,300.0 million of both cash flow from its other businesses and borrowings under its credit facilities, to finance the buildout of BRCOM’s national optical network and to meet BRCOM’s other cash needs. In 2001, the business environment for BRCOM and the broader telecommunications industry deteriorated rapidly and significantly.

As a result of the acquisition of BRCOM, the Company incurred substantial operating and net losses. In 2000 and 2001, BRCOM had operating losses of $230.5 million and $547.9 million, respectively, and net losses of $467.7 million and $417.8 million, respectively. In 2002, BRCOM had an operating loss of $2,437.6 million and a net loss of $4,560.4 million, which included an asset impairment charge of $2,200.0 million and a non-cash goodwill impairment charge of $2,008.7 million recorded upon the adoption of SFAS 142.

In response to BRCOM’s deteriorating financial results and concerns over liquidity, in October 2002, the Company announced a five-point restructuring plan intended to strengthen the Company’s financial position, maintain the strength and stability of its local telephone business, reduce capital expenditures at BRCOM, facilitate the evaluation of strategic alternatives related to BRCOM and reduce debt. Throughout 2003, as result of the execution of this plan, the Company completed the sale of BRCOM’s broadband business, secured additional sources of capital, amended its credit facilities and completed the exchange of debt and preferred stock at BRCOM, as further discussed below.

Broadband Asset Sale

On February 22, 2003, the Company entered into a definitive agreement to sell substantially all of its broadband assets. On June 6, 2003 and June 13, 2003, the purchase agreement was amended to, among other things, reduce the initial purchase price to $108.7 million ($91.5 million in cash and an estimated $17.2 million preliminary working capital promissory note, which was ultimately reduced to zero based on the final working capital position of the broadband business).

On June 13, 2003, the first (and most significant) stage closing was consummated. At the first stage closing, the Company had received regulatory approval in states where approximately 75% of 2002 broadband revenue was generated and effectively transferred control of the broadband business to the buyer. The buyer paid the initial cash purchase price of $91.5 million, of which $29.3 million was placed into escrow to support certain potential purchase price adjustments and the portion of the purchase price payable upon the consummation of the second and third stage closings.

During the third quarter of 2003, the second and third (final) stage closings were consummated as all remaining regulatory approvals were received. In connection with these closings, the Company received $20.5 million of the $29.3 million escrowed funds. Subsequently, the Company released the remaining escrowed funds of $8.8 million to the buyer along with an additional $0.5 million in cash in satisfaction of the working capital and receivables post closing purchase price adjustments pursuant to the purchase agreement between the Company and the buyer.

The Company has indemnified the buyer of the broadband business against certain potential claims. In order to determine the fair value of the indemnification obligation, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. Such analysis resulted in an estimated fair value of the indemnification obligation of $7.8 million, which is included in other liabilities and has been reflected as a reduction of the gain on sale of broadband assets in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the period ended December 31, 2003.

Not more than 30 days after July 1, 2004, the buyer will provide the BRCOM selling subsidiaries with a calculation of cash EBITDA (as defined in the asset purchase agreement) minus capital expenditures for the broadband business for the period from July 1, 2003 to July 1, 2004. If annual cash EBITDA minus capital expenditures for such period is negative $48 million or less, the BRCOM selling subsidiaries will pay to the buyers an amount equal to 35% of the difference between negative $48 million and the amount of annual cash EBITDA minus capital expenditures, provided that the obligation for such reimbursement will not exceed $10 million. The Company has recorded a $10 million liability related to this purchase price adjustment. The BRCOM selling subsidiaries will have no obligation to make the foregoing payment if the buyers sell 51% or more of the equity or voting control of the acquiring entity or the assets acquired in the broadband sale.

Exchange and Retirement of BRCOM Debt and Preferred Stock

In March 2003, the Company reached agreements with holders of more than two-thirds of BRCOM’s 12½% Preferred Stock (the “12½% Preferreds”) and 9% notes to exchange these instruments for common stock of the Company. On September 8, 2003, the Company exchanged these instruments for 25.2 million shares of common stock of the Company. These exchanges resulted in the retirement of $458.4 million of long-term debt and minority interest liabilities of the Company. The exchanges also resulted in the non-cash settlement of $66.5 million in accrued interest and dividends as the Company had deferred the August 15, 2002, November 15, 2002, February 15, 2003, May 15, 2003, and August 15, 2003 cash dividend payments on the 12½% Preferreds, in accordance with the terms of the security. Upon completion of the exchange and a related subsidiary merger, the indenture related to the 9% notes was terminated and there were no longer any shares of the 12½% Preferreds outstanding.

On June 16, 2003, the Company permanently retired BRCOM’s remaining $0.8 million outstanding 12½% Senior Notes due 2005.

Financing Transactions and Credit Facilities

On March 26, 2003, the Company received $350.0 million of gross cash proceeds from the issuance of the 16% notes. Proceeds from the 16% notes, net of fees, were used to pay down borrowings under the Company’s credit facilities. Interest on the 16% notes is payable semi-annually on June 30 and December 31, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount. In addition, purchasers of the 16% notes received 17.5 million common stock warrants, each to purchase one share of Cincinnati Bell Inc. common stock at $3.00 each, which expire in March 2013. Of the total gross proceeds received, $47.5 million was allocated to the fair value of the warrants using the Black-Scholes option-pricing model and was recorded as a discount on the 16% notes. The 16% notes are expected to increase annual interest expense by approximately $17.5 million in 2004 compared to 2003, of which approximately $11.8 million is cash.

In conjunction with the issuance of the 16% notes, the Company’s credit facilities were also amended to, among other things, extend the revolving credit commitment, revise the financial covenants, accelerate a portion of the term debt, increase interest rate spreads and allow for the sale of substantially all of the assets of the Broadband segment.

Also, in March 2003, the Company entered into a supplemental indenture amending certain terms governing the Convertible Subordinated Notes Due 2009. The supplemental indenture allowed for the previously discussed sale of substantially all of the assets of the Company’s Broadband segment, provided that a bankruptcy of BRCOM would not constitute an event of default, amended the definition of change in control by increasing the ownership threshold deemed to be a change in control from 20% of outstanding shares to 45% of outstanding shares and included covenants restricting the ability of the Company to incur debt and consummate certain asset dispositions. The supplemental indenture also increased the paid-in-kind interest by 2¼% from March 2003 through scheduled redemption in July 2009, resulting in a per annum interest rate of 9%. In November 2003, the Company purchased and retired all of the outstanding Convertible Subordinated Notes due 2009, at a discounted price equal to 97% of their accreted value. The retirement of the Convertible Subordinated Notes due 2009 is expected to decrease annual non-cash interest expense in 2004 compared to 2003 by $38.1 million.

On July 11, 2003, the Company issued $500.0 million of 7¼% senior unsecured notes due 2013 (the “7¼% Senior notes due 2013”). Net proceeds of $488.8 million were used to prepay term credit facilities and permanently reduce commitments under the Company’s revolving credit facility. Interest on the 7¼% Senior notes due 2013 will be payable in cash semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2004. The 7¼% Senior notes due 2013 are unsecured obligations and will rank equally with all of the Company’s existing and future senior unsecured debt and will rank senior to all existing and future subordinated debt. The Company’s subsidiaries, excluding Cincinnati Bell Telephone, Cincinnati Bell Wireless, and BRCOM and all of its subsidiaries except CBAD, unconditionally guarantee the 7¼% Senior notes due 2013 on a senior unsecured basis. The indenture governing the 7¼% Senior notes due 2013 contains customary covenants for notes of this type, including limitations on the following: dividends and other restricted payments; dividend and other payment restrictions affecting subsidiaries; indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; redemption of debt that is junior in right of payment; issuances of senior subordinated debt; restrictions on dealing with BRCOM and its subsidiaries; and, mergers and consolidations. The 7¼% Senior notes due 2013 are expected to increase interest expense in 2004 by approximately $19.2 million compared to 2003. In conjunction with issuing the 7¼% Senior Notes due 2013, the Company also amended its credit facility to allow for the issuance of the notes and to reset the interest coverage covenants.

On November 19, 2003, the Company issued $540.0 million of 8 3/8% Senior Subordinated Notes (“the 8 3/8% notes”). The net proceeds, after deducting the initial purchasers’ discounts and fees and expenses, totaled $528.2 million. The Company used $524.6 million of the net proceeds to purchase all of the Company’s outstanding Convertible Subordinated Notes due 2009, which bore interest at a rate of 9%, at a discounted price equal to 97% of their accreted value. The remaining proceeds were used to pay fees related to a credit facility amendment discussed below and to reduce outstanding borrowings under the revolving credit facility. Concurrently with the issuance of the 8 3/8% notes, the Company amended its credit facilities to provide for a new term loan facility of $525.0 million and to reset the interest coverage ratio covenants. The net proceeds of the new term loan facility were used to prepay all outstanding term loans under the Company’s credit facilities and to permanently pay down a portion of the Company’s revolving credit facility. The new term loan matures in June 2008 and bears interest at a rate of 250 basis points over LIBOR. The 8 3/8% notes are expected to increase interest expense in 2004 by approximately $40.1 million compared to 2003.

The Company believes that its borrowing availability under the credit facilities and cash generated from operations will provide sufficient liquidity for the foreseeable future. As a result of the issuance of the 16% notes, the 7¼% Senior notes due 2013 and scheduled repayments, the credit facilities were reduced from $1,825.0 million as of December 31, 2002 to $920.5 million as of December 31, 2003. The remaining credit facilities as of December 31, 2003 consist of $396.8 million in revolving credit maturing on March 1, 2006, and having four equal quarterly scheduled commitment reductions during 2005 in an aggregate amount equal to $123.3 million, and $523.7 million in term loans, maturing on June 30, 2008. As of December 31, 2003, the Company had drawn approximately $608.4 million from its credit facilities, and had outstanding letters of credit totaling $12.6 million, leaving $299.5 million in additional borrowing availability under its revolving credit facility.

The terms of the 16% notes, the 7¼% Senior notes due 2013, the 8 3/8% notes and the credit facilities limit the Company’s ability to make future investments in or fund the operations of BRCOM and its subsidiaries. Specifically, the Company and its other subsidiaries may not make investments in or fund the operations of BRCOM and its subsidiaries beyond an aggregate amount of $118.0 million after October 1, 2002. As of December 31, 2003, the Company had the ability to invest an additional $79.8 million in BRCOM and its subsidiaries based on these provisions. In addition, as of December 31, 2003, the Company’s unrestricted BRCOM subsidiaries had assets of $570.2 million ($26.8 million excluding deferred tax assets and intercompany accounts receivable) and liabilities of $275.9 million ($90.6 million excluding intercompany accounts payable). The Company believes that BRCOM’s available liquidity is sufficient to meets its remaining obligations.

Upon completion of the previously referenced amendment to the credit facilities in November 2003, interest rates charged on borrowings under the revolving and term credit facilities were 425 and 250 basis points above the London Interbank Offered Rate (“LIBOR”), respectively, or 5.40% and 3.65%, respectively, based on the LIBOR rate as of December 31, 2003. Based on the Company’s variable rate indebtedness as of December 31, 2003, if the Company’s credit facility were fully drawn, a 1% increase in the average borrowing rate would result in approximately $9.2 million in annual incremental interest expense. The commitment fees applied to the unused amount of revolving credit facility borrowings are 62.5 basis points. Due to this amendment and repayments with respect to the outstanding credit facilities in 2003, the Company expects annual interest expense related to the credit facilities to decrease interest expense by approximately $48.8 million in 2004 compared to 2003, of which approximately $28.0 million will be a decrease in cash interest.

The Company is subject to financial covenants in association with the credit facilities. These financial covenants require that the Company maintain certain debt to EBITDA (as defined in the credit facility agreement), senior secured debt to EBITDA and interest coverage ratios as well as limit its capital expenditures. The facilities also contain certain covenants which, among other things, may restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company were in default under its credit facilities, no additional borrowings under the credit facilities would be available until the default was waived or cured. The Company was in compliance with all financial covenants set forth in its credit facilities and the indentures governing its other debt as of December 31, 2003. As a result of the restatement of the Company’s previously issued financial statements, discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company was in default on its Credit Agreement and 16% Notes Indenture, and as a result of cross-default provisions, the Cincinnati Bell Telephone Notes. In March 2004, the Credit Agreement and 16% Notes Indenture were amended to provide that the restatement does not constitute an event of default, which eliminated the cross-default of the Cincinnati Bell Telephone Notes. Refer to Note 8 of the Notes to Consolidated Financial Statements contained in this report for a discussion of the Company’s debt and the related covenants.

Subject to certain limited exceptions, borrowings under the credit facilities are required to be prepaid:

(1)	in an amount equal to 75% of excess cash flow (as defined in the credit facility agreement) for each fiscal year commencing with the fiscal year ended December 31, 2003. Excess cash flow is calculated on an annual basis, and 75% of the excess cash flow is payable to the credit facility lenders on the 90th day following the end of each fiscal year;

(2)	in an amount equal to 100% of net cash proceeds of certain sales, leases, transfers or other dispositions of assets by the Company or its subsidiaries subject to reinvestment rights in certain cases;

(3)	in an amount equal to 100% of net cash proceeds from the issuance of certain debt obligations by the Company or any Subsidiary Guarantor (as defined in the credit facilities); and

(4)	in an amount equal to 50% of the net cash proceeds in excess of $50 million from issuances of Cincinnati Bell common stock or preferred stock.

Voluntary prepayments of borrowings under the credit facilities and voluntary reductions of the unutilized parts of the credit facilities’ commitments are, subject to proper notice, permitted at any time. The Company expects to use any cash flows generated by its operations and in excess of investing activities, to reduce outstanding indebtedness.

Capital Investment

As the Company approached completion of the buildout of BRCOM’s national optical network, capital expenditures of $648.5 million in 2001 decreased in 2002 to $175.9 million. During the year ended December 31, 2003, capital expenditures totaled $126.4 million. In 2003, the Company began its build-out of the Global System for Mobile Communications and General Packet Radio Service (“GSM/GPRS”) technology. GSM/GPRS technology provides enhanced wireless data communication in addition to voice communication. Capital expenditures required to implement this new technology were approximately $24.5 million. The Company expects to spend approximately 10% to 12% of revenue on capital expenditures in future periods.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2003:

(dollars in millions)	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	Thereafter
Debt, excluding unamortized discount	$2,311.7	$8.0	$115.3	$507.8	$1,680.6
Capital leases, excluding interest	18.2	5.3	4.5	1.4	7.0
Noncancelable operating lease obligations	173.3	11.8	13.6	14.3	133.6
Unconditional purchase obligations*	219.5	62.0	90.0	67.5	—

Total	$2,722.7	$87.1	$223.4	$591.0	$1,821.2

* Amount includes $3.3 million and $8.4 million of expected cash funding contributions to the pension trust and postretirement trust, respectively. These amounts are included in 2004 as the Company is obligated to make these cash funding contributions. The Company has not included obligations beyond 2004, as the amounts are not estimable.

The buyer of substantially all of the broadband assets assumed capital lease commitments and certain operating contractual commitments, including the network related commitments, upon the closing of the first stage sale on June 13, 2003, thus reducing certain contractual obligations.

Current maturities of long-term debt in the Consolidated Balance Sheet of $13.3 million at December 31, 2003 consisted of approximately $5.3 million of principal payments on long-term debt related to the credit facilities, $5.3 million related to the current portion of capital leases and $2.7 million related to other current debt. The Company expects to have the ability to meet its current obligations through borrowings from its revolving credit facility and cash flows generated by its operations.

AWE maintains a 19.9% ownership in the Company’s CBW subsidiary. Under the terms of the related operating agreement, AWE has the right to require CBW to purchase its 19.9% ownership interest for a cash price equal to fair market value. Such right is exercisable beginning on December 31, 2006 and at any time thereafter, or if at any time there is a call for additional capital contributions that has not been approved by AWE.

Other

As of the date of this filing, the Company maintains the following credit ratings:

			Fitch	Moody’s
Entity	Description	Standard and Poor’s	Rating Service	Investor Service
CBB	Corporate Credit Rating	B+	BB-	B1
CBT	Corporate Credit Rating	B+	BB+	Ba2
CBB	Outlook	negative	negative	positive

The Company does not have any downgrade triggers that would accelerate the maturity dates of its debt or increase the interest rate on its debt.

Commitments and Contingencies

Commitments

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services, which remains in effect until June 30, 2008. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting, technical support and customer support services for the Company. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. In 2003, the Company signed a letter of intent to revise the contract, which would extend the contract through December 31, 2010 and reduce the Company’s annual commitment in 2004 and 2005 to $35.0 million from $45.0 million. Beginning in 2006, the minimum commitment would be reduced 5% annually. The Company expects to finalize this agreement in the second quarter of 2004. If the Company does not execute the final agreement, the Company could be obligated to make a payment to Convergys of 40% of the difference between the commitment and actual amount of services purchased, or approximately $1.6 million in 2004 based on a projected shortfall of $4.0 million.

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

AWE maintains a 19.9% ownership in the Company’s CBW subsidiary. The CBW operating agreement provides that a five member committee govern CBW, with AWE having the right to appoint two representatives and the Company having the right to appoint three representatives. On or after December 31, 2006, or if at any time the member committee shall call for additional capital contributions (unless such capital calls have been approved by the representatives of AWE), and upon written demand from AWE, the Company shall purchase at fair market value all of the interest of AWE in CBW for cash. Such sale shall be consummated not less than 30 and no more than 60 days following the determination of the fair market value of the AWE interest.

Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

In re Broadwing Inc. Securities Class Action Lawsuits, (Gallow v. Broadwing Inc., et al), U.S. District Court, Southern District of Ohio, Western Division, Case No. C-1-02-795.

Between October and December 2002, five virtually identical class action lawsuits were filed against Broadwing Inc. and two of its former Chief Executive Officers in U.S. District Court for the Southern District of Ohio.

These complaints were filed on behalf of purchasers of the Company’s securities between January 17, 2001 and May 20, 2002, inclusive, and alleged violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 by, inter alia, (1) improperly recognizing revenue associated with Indefeasible Right of Use (“IRU”) agreements; and (2) failing to write-down goodwill associated with the Company’s 1999 acquisition of IXC Communications, Inc. The plaintiffs seek unspecified compensatory damages, attorney’s fees, and expert expenses.

On December 30, 2002, the “Local 144 Group” filed a motion seeking consolidation of the complaints and appointment as lead plaintiff. By order dated October 29, 2003, Local 144 Nursing Home Pension Fund, Paul J. Brunner and Joseph Lask were named lead plaintiffs in a putative consolidated class action.

On December 1, 2003, lead plaintiffs filed their amended consolidated complaint on behalf of purchasers of the Company’s securities between January 17, 2001 and May 21, 2002, inclusive. This amended complaint contained a number of new allegations. Cincinnati Bell Inc. was added as defendant in this amended filing. The Company’s motion to dismiss was filed on February 6, 2004. Plaintiffs have until April 2, 2004 to file their opposition, and the Company is required to file its reply by May 17, 2004. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

In re Broadwing Inc. Derivative Complaint, (Garlich v. Broadwing Inc., et al.), Hamilton County Court of Common Pleas, Case No. A0302720.

This derivative complaint was filed against Broadwing Inc. and ten of its current and former directors on April 9, 2003 alleging breaches of fiduciary duty arising out of the same allegations discussed in In re Broadwing Inc. Securities Class Action Lawsuits above. Pursuant to a stipulation between the parties, defendants are not required, absent further order by the Court, to answer, move, or otherwise respond to this complaint until 30 days after the federal court renders a ruling on defendants’ motion to dismiss in In re Broadwing Inc. Securities Class Action Lawsuits. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

In re Broadwing Inc. ERISA Class Action Lawsuits, (Kurtz v. Broadwing Inc., et al), U.S District Court, Southern District of Ohio, Western Division, Case No. C-1-02-857.

Between November 18, 2002 and January 10, 2003, four putative class action lawsuits were filed against Broadwing Inc. and certain of its current and former officers and directors in the United States District Court for the Southern District of Ohio. Fidelity Management Investment Trust Company was also named as a defendant in these actions.

These cases, which purport to be brought on behalf of the Cincinnati Bell Inc. Savings and Security Plan, the Broadwing Retirement Savings Plan, and a class of participants in the Plans, generally allege that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”) by improperly encouraging the Plan participant-plaintiffs to elect to invest in the Company stock fund within the relevant Plan and by improperly continuing to make employer contributions to the Company stock fund within the relevant Plan.

On October 22, 2003, a putative consolidated class action complaint was filed in the U.S. District Court for the Southern District of Ohio. The Company filed its motion to dismiss on February 6, 2004. Plaintiffs have until April 2, 2004 to file their opposition, and the Company is required to file its reply by May 17, 2004. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

El Paso Global Networks Arbitration Proceeding

In June 2000, BRCOM entered into a long-term construction contract to build a fiber route system. During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62.0 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract. Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract. As a result of the contract termination, the Company expensed $13.3 million in both costs incurred under the contract and estimated shutdown costs during the second quarter of 2002. In February 2004, the Company and El Paso Global Networks reached a final settlement of the arbitration proceeding. Under the terms of the settlement, both parties agreed to release their respective claims for monetary damages. As a result of the settlement, the Company recorded a $5.2 million charge included in “Asset Impairments and Other Charges (Credits)” in the Statement of Operations and Comprehensive Income (Loss) in the fourth quarter of 2003. The operating expenses were related to the increase in obligations assumed, indemnities granted and warranties provided under the terms of the settlement agreement over what had been previously recorded.

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sales and/or license of products and services,(b) indemnities to customers in connection with losses incurred while performing services on their premises (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company and (d) indemnities involving the representations and warranties in certain contracts. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make. Except for amounts recorded in relation to insured losses, the Company has not recorded a liability for these indemnities, commitments and other guarantees in the Consolidated Balance Sheets, excepted as described below.

The following table summarizes the Company’s indemnification obligations as of December 31, 2003:

		Estimated Maximum
(dollars in millions)	Fair Value	Indemnifications
Indemnifications to the buyer of the broadband assets	$7.8	$147.7
Indemnifications related to legal settlement agreements	3.2	25.7

Total Indemnifications	$11.0	$173.4

The Company has indemnified the buyer of the broadband assets against certain potential claims, including environmental, tax, title and authorization, broker, and other general claims. The title and authorization indemnification is capped at 100% of the purchase price of the broadband assets, which initially was $91.5 million, subject to reductions under the terms of the purchase agreement. The environmental and general indemnifications are capped at 50% of the purchase price of the broadband assets.

In order to determine the fair value of the indemnification obligations and warranties provided to the buyer of the broadband assets, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. The analysis resulted in a $7.8 million estimated fair value of the indemnification obligations, which is included in other liabilities and has been reflected as a reduction of the gain on sale of broadband assets in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2003.

In February 2004, the Company reached a final settlement with a customer related to a disputed construction contract, discussed above. As a result of the terms of the settlement, the Company recorded $3.2 million related to indemnities granted and warranties provided under the terms of the settlement agreement.

In order to determine the fair value of the indemnification obligations and warranties provided under the settlement agreement, the Company utilized a best estimates approach when possible and for certain indemnifications performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and certain scenarios within the range of possibilities. The analysis resulted in a $3.2 million estimated fair value of the indemnification obligations, which is included in other liabilities and has been reflected as an other operating expense in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2003.

Off-Balance Sheet Arrangements

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2003 the Company is not involved in any unconsolidated SPEs or VIEs.

Balance Sheet

The following comparisons are December 31, 2003 balances relative to December 31, 2002.

The change in cash and cash equivalents is explained in the preceding discussion of capital investment, resources and liquidity or in the cash flow discussion below. The decrease in accounts receivable of $99.6 million was primarily the result of $73.8 million of BRCOM receivables sold in connection with the broadband sale. The increase in total deferred income tax assets of $692.5 million was primarily due to the reversal of the valuation allowance related to uncertainties surrounding BRCOM’s liquidity, which were substantially mitigated in 2003. The increase of $30.9 million in net property, plant and equipment was primarily due to the adoption of SFAS 143 as accumulated depreciation of $134.0 million related to estimated removal cost in the Local segment was reversed as a change in accounting principle and by capital expenditures of $126.4 million. This was partially offset by $49.0 million of broadband assets sold and depreciation expense of $169.1 million. The increase in other noncurrent assets related to an increase in deferred financing costs of $34.2 million, which was primarily the result of additional financing costs incurred related to the issuance of the 16% notes (in March 2003), the amendment to the Company’s credit facilities (in March 2003), the issuance of the 7¼% Senior notes due 2013 (in July 2003) and the issuance of the 8 3/8% notes (in November 2003). These increases were partially offset by the decreases from the write-off of previously deferred financing costs related to the reduction in borrowings under the Company’s credit facilities with the net proceeds from the issuances of the 16% notes, the 7¼% Senior notes due 2013 and the 8 3/8% notes.

The decrease in current portion of long-term debt and long-term debt of $190.4 million and $80.2 million, respectively, were due to cash flow from operations, the $82.7 million pay down of debt utilizing the proceeds of the broadband asset sale, the exchange of common stock for the BRCOM 9% notes and eliminating the capital lease of the Company’s headquarters, partially offset by paid in kind interest and amortization of discounts. Accounts payable decreased $64.9 million, or 50%, primarily due to $41.8 million of accounts payable assumed by the buyers of the broadband assets and by timing of vendor payments. The decrease in current unearned revenue of $77.4 million was primarily due to $42.7 million of liabilities assumed by the buyers of the broadband assets and amortization of an IRU contract that expired in May 2003. The decrease in long-term unearned revenue, less current portion of $294.1 million was primarily due to $278.7 million of liabilities assumed by the buyers of the broadband assets.

The decrease in dividends payable of $28.3 million was due to the exchange of common stock for the BRCOM 12½% Preferreds.

The decrease in minority interest of $404.2 million was due to the exchange of BRCOM’s 12½% Preferreds for common stock of the Company, partially offset by an increase in minority interest in the earnings of the Wireless segment.

Cash Flow

2003 Compared to 2002

For the year ended December 31, 2003, cash provided by operating activities totaled $310.6 million, $118.0 million more than the $192.6 million provided by operating activities during the year ended December 31,

2002. This increase is largely due to a reduction in cash used on operations and working capital needs resulting from the sale of substantially all of the broadband assets.

The Company’s investing activities included outflows for capital expenditures and inflows from the sale of equity investments and assets. Capital expenditures during 2003 totaled $126.4 million, $49.5 million lower than the $175.9 million incurred during 2002. The decrease is due to completion of the optical overbuild of the national broadband network and subsequent sale of the broadband assets, partially offset by an increase at CBW related to the GSM/GPRS network overbuild previously discussed. In 2003, the Company received $82.7 million from the sale of substantially all of the assets of its broadband business and $3.8 million from the sale of its entire equity investment in Terabeam, offset by $6.1 million in fees related to the sale of the BRCOM assets. In 2002, the Company received proceeds of $345.0 million as a result of the sale of substantially all of the assets of CBD and $23.3 million from the sale of its entire equity stake in Anthem Inc.

The Company received $1,390.0 million of gross cash proceeds from the issuance of the 16% notes, the 7¼% senior notes due 2013 and the 8 3/8% notes during 2003. These gross proceeds were used to pay amounts outstanding under the credit facility, purchase the Convertible Subordinated Notes at a discounted price equal to 97% of their accreted value, and pay fees and expenses related to the transactions. The Company permanently prepaid $708.8 million in borrowings under its term and revolving credit facilities and made a $195.7 million payment under its term credit facilities with the net cash proceeds from the 16% notes, the net cash proceeds from the 7¼% senior notes due 2013 and cash provided by operations. BCSI Inc., a subsidiary of BRCOM, permanently repaid $193.0 million of the revolving credit facility using cash proceeds of $82.7 million from the sale of broadband assets and borrowings from the Company to fund operations and pay down remaining liabilities of $110.3 million in 2003. The Company reduced its borrowings under its revolving credit facilities utilizing cash provided by operations and cash on its balance sheet as of December 31, 2002.

Approximately $7.9 million in 6¾% cumulative convertible preferred stock dividends were paid during 2003. As a result of BRCOM’s decision to defer the February 15, 2003, May 15, 2003 and August 15, 2003 cash dividend payment on its 12½% Preferreds, the Company conserved approximately $24.8 million in cash during 2003 compared to 2002. The dividends were accrued, and therefore were presented as minority interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) through the exchange of the preferred stock on September 8, 2003. Refer to Note 10 of the Notes to Consolidated Financial Statements for a detailed discussion of minority interest. Debt issuance costs during 2003 totaled $80.4 million, $71.2 million higher than the $9.2 million incurred during 2002. The increase in debt issuance costs is due to the financing transactions completed in 2003.

As of December 31, 2003, the Company held $26.0 million in cash and cash equivalents. In addition to cash on hand, the primary sources of cash will be cash generated by operations and borrowings from the Company’s revolving credit facility. The primary uses of cash will be for funding the maintenance and strategic expansion of the local and wireless networks; interest and principal payments on the Company’s credit facilities, 16% notes, 7¼% Senior notes due 2013, 7¼% Senior notes due 2023, 8 3/8% notes, and CBT notes; dividends on the 6¾% cumulative convertible preferred stock; working capital; and liability management associated with BRCOM up to the maximum amount permitted under the terms of the 16% notes, the 7¼% Senior notes due 2013, 8 3/8% notes and Credit Agreement.

2002 Compared to 2001

In 2002, cash provided by operating activities totaled $192.6 million, $66.9 million lower than the $259.5 million generated during 2001, partially due to an increase in working capital requirements and a reduction in cash flow from CBD, which was sold in March 2002.

The Company’s investing activities included outflows for capital expenditures and inflows from the sale of equity investments. Capital expenditures during 2002 totaled $175.9 million, $472.6 million lower than the $648.5 million incurred during 2001. The decrease is due to completion of the optical overbuild of the national network, completion of the wireless network footprint and installation of DSL-enabling equipment at CBT. In 2002, the Company received proceeds of $345.0 million as a result of the sale of substantially all of the assets of CBD and $23.3 million from the sale of its entire equity stake in Anthem Inc.

Preferred stock dividends of $10.4 million and $24.8 million were paid to the Cincinnati Bell Inc. 6¾% preferred shareowners and BRCOM’s 12½% preferred shareowners, respectively, during 2002. As a result of BRCOM’s decision to defer the August 15, 2002 and November 15, 2002 cash dividend payments on its 12½% preferred stock, the Company conserved $24.8 million in cash during the second half of 2002. The dividends were accrued, and therefore continued to be presented as minority interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, the Company repaid a net $298.9 million of its credit facility during 2002, using the proceeds from the sale of substantially all of the assets of CBD, as discussed above, partially offset by additional borrowings. Refer to Notes 8 and 10 of the Notes to Consolidated Financial Statements for a detailed discussion of debt and minority interest, respectively.

Regulatory Matters and Competitive Trends

Federal — The Telecommunications Act of 1996 (the “1996 Act”), including the rules subsequently adopted by the FCC to implement the 1996 Act, can be expected to impact CBT’s in-territory local exchange operations in the form of greater competition. The FCC’s rules have changed from time to time as a result of judicial review and further actions by the FCC and are expected to continue to change in the future. These changes can be expected to affect both CBT’s in-territory local exchange operations and its out of territory operations.

State — At the state level, CBT conducts local exchange operations in portions of Ohio, Kentucky and Indiana and, consequently, is subject to regulation by the Public Utilities Commissions (“PUC”) in those states. In Ohio, the PUC has concluded a proceeding to establish permanent rates that CBT can charge to competitive local exchange carriers for unbundled network elements, although some elements will remain subject to interim rates indefinitely. The Kentucky commission has authorized CBT to use the same rates established by the Ohio PUC for unbundled network elements in Kentucky. The establishment of these rates is intended to facilitate market entry by competitive local exchange carriers.

The Ohio PUC has required SBC Communications Inc. (“SBC”) and Verizon Communications Inc. (“Verizon”) to offer competitive local exchange services in several Ohio markets, including the Cincinnati market, as a condition to the approval of their respective mergers involving Ameritech Corp. and GTE Corp. Both SBC and Verizon have entered into interconnection agreements with CBT.

CBT is currently subject to an Alternative Regulation Plan (“Alt Reg Plan”) in Ohio. The current Alt Reg Plan gives CBT pricing flexibility in several competitive service categories in exchange for CBT’s commitment to freeze certain basic residential service rates during the term of the Alt Reg Plan. The term of the current Alt Reg Plan will remain in effect through June 30, 2004. Prior to June 30, 2004, CBT will be required to seek an extension of its existing Plan, initiate a proceeding to establish a new Alt Reg Plan or adopt a generic Alt Reg Plan developed by the Ohio PUC.

Refer to “Business Outlook” included in Item 1 on this Form 10-K for further discussion on competitive trends.

Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). In December 2003, the FASB issued FIN 46-R “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46-R”) (revised December 2003), which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications to the scope of FIN 46. Additionally, FIN 46-R also incorporates much of the guidance previously issued in the form of FASB Staff Positions. For all special purposes entities (“SPEs”) and variable interest entities (“VIEs”) created prior to February 1, 2003, public entities must apply either the provisions of FIN 46, or early adoption of the provisions of FIN 46-R at the end of the first interim or annual reporting period after December 15, 2003. The Company has evaluated the provisions of this interpretation and has determined that the interpretation has no impact on the Company’s financial position, results of operations, or cash flows as it has no SPEs or VIEs.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on the Company’s financial position, results of operations, or cash flows.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. The Company revised its disclosures, which are included in Note 15 of the Notes to Consolidated Financial Statements, as required by the standard.

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”). The Company has elected to defer the accounting effects of the Act until the FASB issues guidance on how to account for the federal subsidy. The Company expects the Act will reduce its annual non-cash postretirement health expense by approximately $1 million and reduce its postretirement health liability by up to $12 million, assuming no plan design changes.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue

Arrangements with Multiple Deliverables.” SAB 104 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2003, the EITF reached consensus on EITF 00-21. This guidance addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Business Development

In order to enhance shareowner value, the Company actively reviews opportunities for acquisitions, divestitures and strategic partnerships.

Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement

This Form 10-K contains “forward-looking” statements, as defined in federal securities laws including the Private Securities Litigation Reform Act of 1995, which are based on Cincinnati Bell Inc.’s current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs, expectations and future plans and strategies of the Company, are forward-looking statements. These include any statements regarding:

•	future revenue, operating income, profit percentages, income tax refunds, realization of deferred tax assets, earnings per share or other results of operations;

•	the continuation of historical trends;

•	the sufficiency of cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs;

•	the effect of legal and regulatory developments; and

•	the economy in general or the future of the communications services industries.

Actual results may differ materially from those expressed or implied in forward-looking statements. These statements involve potential risks and uncertainties, which include, but are not limited to:

•	changing market conditions and growth rates within the telecommunications industry or generally within the overall economy;

•	world and national events that may affect the Company’s ability to provide services or the market for telecommunication services;

•	changes in competition in markets in which the Company operates;

•	pressures on the pricing of the Company’s products and services;

•	advances in telecommunications technology;

•	the ability to generate sufficient cash flow to fund the Company’s business plan and maintain its networks;

•	the ability to refinance the Company’s indebtedness when required on commercially reasonable terms;

•	the Company’s ability to continue to finance BRCOM (a wholly-owned subsidiary);

•	changes in the telecommunications regulatory environment;

•	changes in the demand for the services and products of the Company;

•	the demand for particular products and services within the overall mix of products sold, as the Company’s products and services have varying profit margins;

•	the Company’s ability to introduce new service and product offerings in a timely and cost effective basis;

•	the Company’s ability to attract and retain highly qualified employees;

•	the Company’s ability to access capital markets and the successful execution of restructuring initiatives

•	volatility in the stock market, which may affect the value of the Company’s stock; and

•	the outcome of any of the pending class and derivative shareholder lawsuits.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate fluctuations. To manage its exposure to interest rate fluctuations, the Company uses a combination of variable rate short-term and fixed rate long-term financial instruments. The Company has historically employed derivative financial instruments to manage its exposure to fluctuations in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes.

The Company was required by terms of its credit facility to engage in interest rate swaps once certain thresholds were exceeded with regard to floating rate debt as a percentage of the Company’s total debt. The Company exceeded this threshold during 2000 and, accordingly, entered into a series of interest rate swap agreements on notional amounts totaling $130 million. The Company continued to exceed the above noted threshold in 2001 and increased the notional amount to $490 million. Throughout 2003, these agreements expired. The purpose of these agreements was to hedge against changes in market interest rates to be charged on the Company’s borrowings under its credit facility. The March 2003 credit facility amendment and restatement eliminated the requirement to maintain a certain threshold of fixed rate debt as a percentage of the Company’s total debt.

Swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. Because the notional amounts are not exchanged, the notional amounts of these agreements are not indicative of the Company’s exposure resulting from these derivatives. The amounts to be exchanged between the parties are primarily the result of the swap’s notional amount and the fixed and floating rate percentages to be charged on the swap. In accordance with SFAS 133, interest rate differentials associated with the Company’s interest rate swaps are recorded as an adjustment to interest payable or receivable with the offset to interest expense over the life of the swap. The Company’s interest rate swap agreements expired throughout 2003. During 2003, the fair value of the interest rate swaps increased resulting in a year-to-date, after-tax net gain of $4.5 million, which was recognized in Other Comprehensive Income (Loss).

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

The following table sets forth the face amounts, maturity dates and average interest rates for the fixed- and floating-rate debt held by the Company at December 31, 2003 (excluding capital leases and unamortized discount):

(dollars in millions)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed-rate debt:	$2.7	$20.0	—	—	—	$1,680.6	$1,703.3	$1,862.6
Average interest rate on fixed-rate debt	6.0%	6.3%	—	—	—	9.4%	9.4%	—
Floating-rate debt:	$5.3	$5.3	$90.0	$255.3	$252.5	—	$608.4	$613.2
Average interest rate on floating-rate debt	4.0%	4.0%	5.7%	4.0%	4.0%	—	4.3%	—

Item 8. Financial Statements and Supplementary Schedules

Financial statement schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

Report of Management

The management of Cincinnati Bell Inc. is responsible for the information and representations contained in this report. Management believes that the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and that the other information in this report is consistent with those statements. In preparing the financial statements, management is required to include amounts based on estimates and judgments that it believes are reasonable under the circumstances.

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

The financial statements have been audited by PricewaterhouseCoopers LLP, independent auditors. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America. The Audit and Finance Committee of the Board of Directors, which is composed of five directors who are not employees, meets periodically with management, the internal auditors and PricewaterhouseCoopers LLP to review their performance and responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. Both the internal auditors and the independent auditors periodically meet alone with the Audit and Finance Committee and have access to the Audit and Finance Committee at any time.

/s/ John F. Cassidy
John F. Cassidy
President and Chief Executive Officer

/s/ Brian A. Ross
Brian A. Ross
Chief Financial Officer

Report of Independent Auditors

To the Board of Directors and the
Shareowners of Cincinnati Bell Inc.

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Cincinnati Bell Inc. (f/k/a Broadwing Inc.) (“the Company”) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2002 and its consolidated statements of operations and comprehensive income (loss), cash flows, and shareowners’ equity (deficit) for the years ended December 31, 2002 and 2001 to reflect adjustments relating to a long-term construction contract entered into in 2000.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2003, the Company changed its method of accounting for asset retirement obligations in connection with the adoption of Statement of Financial Accounting Standards No. 143. In addition, as discussed in Note 5 to the consolidated financial statements, on January 1, 2002, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio
March 19, 2004

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Millions of Dollars, Except Per Share Amounts)

	Year Ended December 31
	2003	2002	2001
		(Restated)	(Restated)
Revenue	$1,557.8	$2,178.6	$2,252.3
Costs, expenses, gains and losses
Cost of services and products (excluding depreciation of $136.6, $373.9 and $353.4, respectively, included below)	681.5	1,035.6	1,169.3
Selling, general and administrative	353.1	502.2	549.6
Depreciation	169.1	471.0	441.2
Amortization	0.6	25.3	113.6
Restructuring charges (credits)	(2.6)	37.1	93.4
Asset impairments and other charges (credits)	8.8	2,200.9	152.0
Gain on sale of broadband assets	(336.7)	—	—

Total costs, expenses, gains and losses	873.8	4,272.1	2,519.1

Operating income (loss)	684.0	(2,093.5)	(266.8)
Minority interest expense	42.2	57.6	51.3
Equity loss in unconsolidated entities	—	—	4.0
Interest expense and other financing costs	234.2	164.2	168.1
Loss (gain) on investments	—	10.7	(11.8)
Other income, net	9.6	0.5	20.4

Income (loss) from continuing operations before income taxes, discontinued operations and effect of change in accounting principle	417.2	(2,325.5)	(458.0)
Income tax expense (benefit)	(828.8)	123.7	(112.8)

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	1,246.0	(2,449.2)	(345.2)
Income from discontinued operations, net of taxes of $0.0, $119.7 and $16.3, respectively	—	217.6	29.6

Income (loss) before cumulative effect of change in accounting principle	1,246.0	(2,231.6)	(315.6)
Cumulative effect of change in accounting principle, net of taxes of $47.5, $5.9 and $0.0, respectively	85.9	(2,008.7)	—

Net income (loss)	1,331.9	(4,240.3)	(315.6)
Preferred stock dividends	10.4	10.4	10.4

Net income (loss) applicable to common shareowners	$1,321.5	$(4,250.7)	$(326.0)

Net income (loss)	$1,331.9	$(4,240.3)	$(315.6)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swaps	4.5	2.9	(7.4)
Unrealized loss on investments	—	—	(85.9)
Unrealized gain on cash flow hedges	—	—	17.0
Reclassification adjustment — investments and gain on cash flow hedges	—	—	(17.0)
Additional minimum pension liability adjustment	7.0	(6.0)	(0.1)

Total other comprehensive income (loss)	11.5	(3.1)	(93.4)

Comprehensive income (loss)	$1,343.4	$(4,243.4)	$(409.0)

Basic earnings (loss) per common share
Income (loss) from continuing operations	$5.44	$(11.27)	$(1.64)
Income from discontinued operations, net of taxes	—	1.00	0.14
Cumulative effect of change in accounting principle, net of taxes	0.38	(9.20)	—

Net income (loss) per common share	$5.82	$(19.47)	$(1.50)

Diluted earnings (loss) per common share
Income (loss) from continuing operations	$5.02	$(11.27)	$(1.64)
Income from discontinued operations, net of taxes	—	1.00	0.14
Cumulative effect of change in accounting principle, net of taxes	0.34	(9.20)	—

Net income (loss) per common share	$5.36	$(19.47)	$(1.50)

Weighted average common shares outstanding (millions)
Basic	226.9	218.4	217.4
Diluted	253.3	218.4	217.4

The accompanying notes are an integral part of the financial statements.

Cincinnati Bell Inc.

CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)

	As of December 31
	2003	2002
		(Restated)
Assets
Current assets
Cash and cash equivalents	$26.0	$44.9
Restricted cash	—	7.0
Receivables, less allowances of $20.2 and $53.0	140.5	240.1
Materials and supplies	33.6	32.2
Deferred income tax benefits, net	42.4	46.8
Prepaid expenses and other current assets	16.9	23.8

Total current assets	259.4	394.8
Property, plant and equipment, net	898.8	867.9
Goodwill	40.9	40.9
Other intangible assets, net	47.2	47.8
Deferred income tax benefits, net	696.9	—
Other noncurrent assets	130.3	101.2

Total assets	$2,073.5	$1,452.6

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$13.3	$203.7
Accounts payable	64.5	129.4
Current portion of unearned revenue and customer deposits	41.5	118.9
Accrued taxes	43.7	84.4
Accrued restructuring	15.7	41.1
Dividends payable	2.6	30.9
Other current liabilities	125.5	141.2

Total current liabilities	306.8	749.6
Long-term debt, less current portion	2,274.5	2,354.7
Unearned revenue, less current portion	11.9	306.0
Deferred income tax liabilities	—	72.7
Accrued pension and postretirement benefits	75.1	64.9
Other noncurrent liabilities	44.9	59.6

Total liabilities	2,713.2	3,607.5
Minority interest	39.7	443.9
Commitments and contingencies
Shareowners’ Deficit
6¾% Cumulative Convertible Preferred Stock, 2,357,299 shares authorized, 155,250 (3,105,000 depositary shares) issued and outstanding at December 31, 2003 and 2002	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 252,429,313 and 226,598,844 shares issued; 244,561,211 and 218,690,375 outstanding at December 31, 2003 and 2002	2.5	2.3
Additional paid-in capital	2,940.7	2,365.1
Accumulated deficit	(3,604.2)	(4,936.1)
Accumulated other comprehensive loss	(2.3)	(13.8)
Common shares in treasury, at cost:
7,868,102 and 7,908,469 shares at December 31, 2003 and 2002	(145.5)	(145.7)

Total shareowners’ deficit	(679.4)	(2,598.8)

Total liabilities and shareowners’ deficit	$2,073.5	$1,452.6

The accompanying notes are an integral part of the financial statements.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Year Ended December 31
	2003	2002	2001
		(Restated)	(Restated)
Cash flows from operating activities
Net income (loss)	$1,331.9	$(4,240.3)	$(315.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Cumulative effect of change in accounting principle, net of tax	(85.9)	2,008.7	—
Gain on sale of broadband assets	(336.7)	—	—
Gain from sale discontinued operations, net of taxes	—	(211.8)	—
Depreciation	169.1	471.0	441.2
Amortization	0.6	25.3	113.6
Asset impairments and other charges (credits)	8.8	2,200.9	152.0
Increase (decrease) in tax valuation allowance	(946.9)	1,110.7	38.8
Provision for loss on receivables	25.0	55.6	88.4
Non-cash interest expense	88.7	47.4	37.0
Minority interest expense	42.2	57.6	51.3
Equity loss in unconsolidated entities	—	—	4.0
Loss (gain) on investments, net	—	10.7	(11.8)
Deferred income tax benefit	117.7	(946.6)	(136.3)
Tax benefits from employee stock option plans	0.6	2.5	19.5
Income from insurance demutualization	—	—	(19.7)
Non-cash amount of gain on capital lease modification	(8.3)	—	—
Other, net	0.2	0.7	6.2
Changes in operating assets and liabilities
Decrease (increase) in receivables	1.0	(29.9)	(67.7)
(Increase) decrease in prepaid expenses and other current assets	3.4	(0.9)	3.4
Decrease in accounts payable	(28.2)	(59.8)	(66.6)
(Decrease) increase in accrued and other current liabilities	(18.8)	(54.0)	53.4
Decrease in unearned revenue	(49.9)	(198.0)	(87.4)
Increase in other assets and liabilities, net	(3.9)	(50.3)	(41.0)
Net cash used in discontinued operations	—	(6.9)	(3.2)

Net cash provided by operating activities	310.6	192.6	259.5

Cash flows from investing activities
Capital expenditures	(126.4)	(175.9)	(648.5)
Proceeds from sale of investments	3.8	23.3	115.4
Proceeds from sale of broadband assets	82.7	—	—
Purchase of equity securities	—	—	(1.5)
Other, net	(2.9)	—	—
Proceeds from the sale of discontinued operations	—	345.0	—

Net cash provided by (used in) investing activities	(42.8)	192.4	(534.6)
Cash flows from financing activities
Issuance of long-term debt	1,390.0	151.0	508.0
Repayment of long-term debt	(1,585.1)	(470.0)	(203.3)
Short-term borrowings (repayments), net	(5.5)	(6.9)	2.4
Debt issuance costs	(80.4)	(9.2)	(2.6)
Purchase of Cincinnati Bell shares for treasury and employee benefit plans	—	(0.6)	—
Issuance of common shares — exercise of stock options	2.2	0.8	22.5
Minority interest and preferred stock dividends paid	(7.9)	(35.2)	(59.8)

Net cash provided by (used in) financing activities	(286.7)	(370.1)	267.2

Net increase (decrease) in cash and cash equivalents	(18.9)	14.9	(7.9)
Cash and cash equivalents at beginning of period	44.9	30.0	37.9

Cash and cash equivalents at end of period	$26.0	$44.9	$30.0

The accompanying notes are an integral part of the financial statements.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY (DEFICIT)
(Millions of Dollars and Shares)

	6¾% Cumulative
	Convertible						Accumulated
	Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Other Comprehensive	Treasury Shares
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Total
Balance at December 31, 2000 (Restated)	3.1	$129.4	223.3	$2.2	$2,329.4	$(380.2)	$82.7	(7.8)	$(145.1)	$2,018.4
Shares issued under employee plans	—	—	2.3	0.1	40.7	—	—	—	—	40.8
Net loss	—	—	—	—	—	(315.6)	—	—	—	(315.6)
Additional minimum pension liability adjustment, net of taxes of $0.0	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Unrealized loss on investments, net of reclassification adjustments and net of taxes of $46.2	—	—	—	—	—	—	(85.9)	—	—	(85.9)
Unrealized loss on interest rate swaps, net of taxes of $4.0	—	—	—	—	—	—	(7.4)	—	—	(7.4)
Restricted stock amortization	—	—	0.3	—	6.1	—	—	—	—	6.1
Dividends on 6¾% preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2001 (Restated)	3.1	129.4	225.9	2.3	2,365.8	(695.8)	(10.7)	(7.8)	(145.1)	1,645.9
Shares issued (purchased) under employee plans	—	—	0.2	—	3.3	—	—	(0.1)	(0.6)	2.7
Net loss	—	—	—	—	—	(4,240.3)	—	—	—	(4,240.3)
Additional minimum pension liability adjustment, net of taxes of $3.3	—	—	—	—	—	—	(6.0)	—	—	(6.0)
Unrealized gain on interest rate swaps, net of taxes of $1.6	—	—	—	—	—	—	2.9	—	—	2.9
Restricted stock amortization	—	—	0.5	—	6.4	—	—	—	—	6.4
Dividends on 6¾% preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2002 (Restated)	3.1	129.4	226.6	2.3	2,365.1	(4,936.1)	(13.8)	(7.9)	(145.7)	(2,598.8)
Shares issued under employee plans	—	—	0.7	—	7.9	—	—	—	0.2	8.1
Net income	—	—	—	—	—	1,331.9	—	—	—	1,331.9
Additional minimum pension liability adjustment, net of taxes of $3.2	—	—	—	—	—	—	7.0	—	—	7.0
Unrealized gain on interest rate swaps, net of taxes of $2.5	—	—	—	—	—	—	4.5	—	—	4.5
Common stock warrants issued	—	—	—	—	45.1	—	—	—	—	45.1
Shares issued in the 12½% preferred shares and 9% notes exchanges	—	—	25.2	0.2	532.7	—	—			532.9
Restricted stock amortization	—	—	—	—	0.3	—	—	—	—	0.3
Dividends on 6¾% preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2003	3.1	$129.4	252.5	$2.5	$2,940.7	$(3,604.2)	$(2.3)	(7.9)	$(145.5)	$(679.4)

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Accounting Policies

Description of Business — Cincinnati Bell Inc. (“the Company”), f/k/a Broadwing Inc., provides diversified telecommunications services through businesses in four segments: Local, Wireless, Other and Broadband. During the first quarter of 2002, the Company sold substantially all of the assets of Cincinnati Bell Directory (“CBD”), which was previously reported in the Other segment. During the second and third quarter of 2003, the Company sold substantially all of the assets of the broadband business, which is reported in the Broadband segment. These assets were held by the Company’s wholly owned subsidiary, BRCOM (f/k/a Broadwing Communications Inc.). Refer to Note 3 for a detailed discussion of the sale.

As of December 31, 2003, the Company’s primary business consisted of the Local and Wireless segment. The only remaining BRCOM subsidiaries with operating assets were Cincinnati Bell Technology Solutions Inc. (“CBTS”), an information technology consulting, data collocation and managed services subsidiary, and Cincinnati Bell Any Distance (“CBAD”), a subsidiary whose assets service the Other segment’s long distance business. In addition to CBAD, the Other segment also includes Cincinnati Bell Public Communications Inc. (“Public”), a public payphone service provider.

Basis of Presentation — The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in accordance with generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the current classifications. As discussed in Note 2, the prior year financial statements have been restated to reflect adjustments related to a long-term construction contract entered into in 2000.

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

Restricted Cash — In 2002, restricted cash consisted of cash equivalents held in escrow related to the 16% subordinated discount notes, which restrictions were released upon funding of those notes in March 2003.

Unbilled Receivables — Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2003 and 2002, unbilled receivables, net of allowances, totaled $23.4 million and $40.4 million, respectively.

Allowance for Uncollectible Accounts Receivable – The Company establishes the allowances for uncollectible accounts using both percentages of aged accounts receivable balances to reflect the historical average of credit losses and specific provisions for certain large, potentially uncollectible balances. The Company believes that its allowance for uncollectible accounts is adequate based on the methods described above. However, if one or more of the Company’s larger customers were to default on its accounts receivable obligations, or general economic conditions in the Company’s markets deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established.

Materials and Supplies — Materials and supplies consist of wireless handsets, wireline network components and other materials and supplies, which are carried at the lower of average cost or market.

Property, Plant and Equipment — As of December 31, 2003, the Company had property, plant and equipment with a net carrying value of $898.8 million. The gross value of property, plant and equipment is stated at cost net of asset impairments. The Company’s provision for depreciation of telephone plant is determined on a straight-line basis using the whole life and remaining life methods. Provision for depreciation of other property is based on the straight-line method over the estimated economic useful life. Repairs and maintenance expense items are charged to expense as incurred. Beginning in 2003, in connection with the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) (discussed below), the cost of removal for telephone plant was included in costs of products and services as incurred.

During the fourth quarter of 2003, the Company revised the estimated economic useful life of its wireless TDMA network due to the implementation of and expected migration to its GSM/GPRS network. The Company shortened its estimate of the economic useful life of its TDMA network to December 31, 2006. The Wireless segment recorded additional depreciation expense of $5.2 million to reflect the acceleration of depreciation for the TDMA network. In 2003, the change in estimate reduced operating income and net income by $5.2 million and $3.4 million, respectively. In 2003, basic and diluted earnings per share were decreased by $0.02 and $0.01, respectively, as a result of this change in estimate.

Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with purchase business combinations. Indefinite-lived intangible assets consist primarily of Federal Communications Commission (“FCC”) licenses for spectrum of the Wireless segment. The Company determined its wireless licenses met the definition of indefinite-lived intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) as the Company believes the need for wireless spectrum will continue independently of technology and the Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC. Upon the adoption of SFAS 142 on January 1, 2002, the Company recorded a goodwill impairment charge of $2,008.7 million, net of tax, as a cumulative effect of change in accounting principle, related to the Broadband segment and ceased amortization of remaining goodwill and indefinite-lived intangible assets as discussed in Note 5.

Pursuant to SFAS 142, goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. For goodwill, a two-step impairment test is performed. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is in excess of the implied fair value of that goodwill, then an impairment loss is recognized equal to that excess. For indefinite-lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of an indefinite-lived asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

In 2001, goodwill was amortized on a straight-line basis over estimated useful lives of 30 to 40 years, with the vast majority being amortized over 30 years. Indefinite lived intangible assets were amortized on a straight-line basis over estimated useful lives of 2 to 40 years.

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

During the fourth quarter of 2002, the Company performed an impairment assessment of its Broadband segment’s long-lived assets as a result of the restructuring plan implemented during the quarter and the strategic alternatives being explored, including the potential sale of the Broadband business. This assessment considered all of the contemplated strategic alternatives for the Broadband segment, including a potential sale of assets, using a probability-weighted approach. Based on this assessment, the Company determined that the long-lived assets of the Broadband segment were impaired and recorded a $2,200.0 million non-cash impairment charge to reduce the carrying value of these assets. Of the total charge, $1,901.7 million related to tangible fixed assets and $298.3 million related to finite-lived intangible assets.

The Company recorded a $3.4 million asset impairment in the fourth quarter of 2003 to write-down the value of its public payphone assets to fair value. The Company calculated the fair value of the assets utilizing a discounted cash flow analysis based on the best estimate of projected cash flows from the underlying assets.

Other Intangible Assets — Intangible assets subject to amortization expense consist primarily of roaming and trade name agreements acquired by the Wireless segment. These intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from 2 to 40 years.

Deferred Financing Costs— Deferred financing costs are costs incurred in connection with obtaining long-term financing. These costs are amortized as interest expense over the terms of the related debt agreements. As of December 31, 2003 and 2002, deferred financing costs totaled $53.5 million and $19.3 million, respectively. The related expense, included in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Interest expense and other financing costs”, amounted to $33.7 million, $14.6 million and $6.7 million during the years ended 2003, 2002 and 2001, respectively.

Asset Retirement Obligations — The Company adopted SFAS 143 as of January 1, 2003. This statement requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. The removal cost is initially capitalized and depreciated over the remaining life of the underlying asset. The associated liability is accreted over the life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as income or loss on disposition. The Company determined the Local segment did not have a liability under SFAS 143, while the Wireless segment and Other segment did have a liability. The Company recorded a non-recurring increase to net income as a cumulative effect of change in accounting principle as of January 1, 2003 of $85.9 million, net of tax. The Local segment recorded $86.3 million of income related to depreciation previously recorded for asset removal costs, offset by $0.4 million of expense recorded in the Wireless segment. Additionally, the Company recorded a liability for removal costs at fair value of approximately $2.6 million and an asset of approximately $2.3 million in the first quarter of 2003 related to the Wireless and Other segments. The adoption of SFAS 143 had an immaterial pro forma impact on net income for the years ended December 31, 2002 and 2001. During the fourth quarter of 2003, the Wireless segment recorded an additional retirement obligation of $1.9 million due to a change in estimate related to the probability assumption used in determining the estimated liability associated with the Company’s obligation to remediate wireless cell sites. This change in estimate did not have a material impact on the Company’s results of operations. Additionally, the 2002 pro forma asset retirement obligation is not materially different than the retirement obligation as of December 31, 2003. The following table illustrates the activity for the asset retirement obligation since inception:

	Initial			Accreted		December 31,
(dollars in millions)	Liability	Additions	Settlements	Interest	Adjustments	2003
Wireless	$1.8	$—	$—	$0.2	$1.9	$3.9
Other	0.8	0.1	—	—	—	0.9

Total	$2.6	$0.1	$—	$0.2	$1.9	$4.8

Investments — Investments in publicly traded companies over which the Company does not exercise significant influence are reported at fair value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). These investments are recorded at cost based on specific identification. The Company reviews its investments for impairment whenever the fair value of the individual investment is less than its cost basis. An impairment loss is recognized if the decline in fair value is deemed to be “other than temporary.” The Company uses the average cost basis to determine the gain or loss on an investment transaction. Additionally, the Company invests in certain equity investments, which do not have readily determinable fair market values. These investments are recorded at cost and are evaluated for impairment as warranted by specific facts and circumstances. The Company had no investments in publicly traded companies as of December 31, 2003 and 2002.

Revenue Recognition – The Company recognizes revenue as services are provided. Local access fees are billed monthly, in advance, while revenue is recognized as the services are provided. Postpaid wireless, switched voice and data and Internet product services are billed monthly in arrears, while the revenue is recognized as the services are provided. Equipment revenue is generally recognized upon performance of contractual obligations, such as shipment, delivery, installation or customer acceptance. Cincinnati Bell Telephone’s (“CBT”) upfront fees for customer connection and activation are deferred and amortized into revenue on a straight-line basis over the average customer life. The related connection and activation costs, to the extent of the upfront fees, are deferred and amortized on a straight-line basis over the average customer life. Subsequent to July 1, 2003 and in accordance with the Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables"(“EITF 00-21”), Cincinnati Bell Wireless LLC (“CBW”) ceased deferral of revenue and cost related to customer connections and activations. As CBW does not require customer contracts and sells its services at fair market value, the activation revenue is allocated to and recorded upon the sale of the wireless handset. This change did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Prior to the sale of the broadband assets in the second and third quarter of 2003 (refer to Note 3), broadband transport services were billed monthly, in advance, while revenue was recognized as the services were provided. In addition, the Company had previously entered into indefeasible right-of-use (“IRU”) agreements, which represent the lease of network capacity or dark fiber, recording unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically paid cash or other consideration upon execution of the contract, and the associated IRU revenue was recognized over the life of the agreement as services were provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminated a contract prior to the contract expiration and released the Company from the obligation to provide future services, the remaining unamortized unearned revenue was recognized in the period in which the contract was terminated. The Company generated $59.4 million, $204.8 million and $134.4 in non-cash IRU revenue in 2003, 2002 and 2001, respectively. Concurrent with the broadband asset sale, all of the remaining IRU obligations were assumed by the buyer.

Pricing of local services is generally subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition and other public policy issues. Various regulatory rulings and interpretations could result in adjustments to revenue in future periods. The Company monitors these proceedings closely and adjusts revenue accordingly.

Construction revenue and estimated profits were recognized according to the percentage of completion method on a cost incurred to total costs estimated at completion basis. The method was used because the Company could make reasonably dependable estimates of revenue and costs applicable to various stages of a contract. As the financial reporting of these contracts depended on estimates that were continually assessed throughout the terms of the contracts, revenue recognized was subject to revision as the contracts neared completion. Revisions in estimates were reflected in the period in which the facts that gave rise to the revision became known and impacted revenue and costs of services and products. Construction projects were considered substantially complete upon customer acceptance. In November 2001, the Company announced its intention to exit the construction business upon completion of one remaining contract. That contract was terminated in 2002 and a final settlement to resolve certain disputes was reached in February 2004 as discussed in Note 11.

Advertising — Costs related to advertising are expensed as incurred and amounted to $21 million, $14 million and $39 million in 2003, 2002 and 2001, respectively.

Legal Expenses — Legal costs incurred in connection with loss contingencies are expensed as incurred.

Fiber Exchange Agreements — In connection with the development of its optical network, the Company’s Broadband segment entered into various agreements to exchange fiber usage rights. The Company accounted for agreements with other carriers to either exchange fiber asset service contracts for capacity or services based on the carrying value of the assets exchanged. Concurrent with the broadband asset sale in 2003, all remaining fiber exchange agreements were assumed by the buyer (Refer to Note 3 for a detailed discussion of the sale).

Income Taxes — The income tax provision consists of an amount for taxes currently payable and an expense (or benefit) for tax consequences deferred to future periods. Deferred investment tax credits are being amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of its net operating loss carryforwards.

Stock-Based Compensation — The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Compensation cost is measured under the intrinsic value method. Stock-based employee compensation cost is not reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the expense, net of tax, that would have been recognized totaled $35.4 million, $30.1 million and $24.4 million in 2003, 2002 and 2001, respectively. The following table illustrates the effect on net income (loss) and basic and diluted earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation in all periods presented.

	Year ended December 31
(dollars in millions except per share amounts)	2003	2002	2001
		(Restated,	(Restated,
		see Note 2)	see Note 2)
Net income (loss) applicable to common shareowners:
As reported	$1,321.5	$(4,250.7)	$(326.0)
Pro forma determined under fair value, net of related taxes	$1,286.1	$(4,280.8)	$(350.4)
Basic earnings (loss) per common share:
As reported	$5.82	$(19.47)	$(1.50)
Pro forma determined under fair value, net of related taxes	$5.67	$(19.60)	$(1.61)
Numerator for diluted earnings (loss) per share:
As reported	$1,356.7	$(4,250.7)	$(326.0)
Pro forma determined under fair value, net of related taxes	$1,321.3	$(4,280.8)	$(350.4)
Diluted earnings (loss) per share:
As reported	$5.36	$(19.47)	$(1.50)
Pro forma determined under fair value, net of related taxes	$5.22	$(19.60)	$(1.61)

The weighted average fair values at the date of grant for the Company options granted to employees were $1.49, $2.76 and $7.40 during 2003, 2002 and 2001, respectively. Such amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected volatility	35.0%	120.7%	68.7%
Risk-free interest rate	2.2%	3.1%	4.1%
Expected holding period — years	3	3	3

Recently Issued Accounting Standards —In December 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). In December 2003, the FASB issued FIN 46-R “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46-R”) (revised December 2003), which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications to the scope of FIN 46. Additionally, FIN 46-R also incorporates much of the guidance previously issued in the form of FASB Staff Positions. For all special purposes entities (“SPEs”) and variable interest entities (“VIEs”) created prior to February 1, 2003, public entities must apply either the provisions of FIN 46, or early adoption of the provisions of FIN 46-R at the end of the first interim or annual reporting period after December 15, 2003. The Company has evaluated the provisions of this interpretation and has determined that the interpretation has no impact on the Company’s financial position, results of operations, or cash flows as it has no SPEs or VIEs.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on the Company’s financial position, results of operations, or cash flows.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. The Company revised its disclosures, which are included in Note 15, as required by the standard.

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”). The Company has elected to defer the accounting effects of the Act until the FASB issues guidance on how to account for the federal subsidy. The Company expects the Act will reduce its annual non-cash postretirement health expense by approximately $1 million and reduce its postretirement health liability by up to $12 million, assuming no plan design changes.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2003, the EITF reached consensus on EITF 00-21. This guidance addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

2. Restatement

The Audit Committee of the Company’s Board of Directors recently completed an investigation into the allegations contained in an amended class action securities lawsuit filed in December 2003. These allegations relate primarily to the manner in which the Company recognized revenue, and wrote down assets, with respect to its former broadband business. In connection with that investigation, adjustments have been identified related to the manner that the Company recorded a particular broadband network construction agreement entered into in 2000. These adjustments related to the timing of revenue recognition resulting from the inappropriate inclusion of certain costs that had not been fully incurred and use of estimates regarding the extent to which the construction contract had been completed. The Company has restated its financial statements to reflect the revised accounting for this contract.

A summary of the effects of the restatement on the Company’s financial statements follows:

	2002	2001
Revenue, as previously reported	$2,178.6	$2,282.9
Adjustment	—	(30.6)

Revenue, as restated	$2,178.6	$2,252.3

Cost of services and products, as previously reported	$1,035.6	$1,154.2
Adjustment	—	15.1

Cost of services and products, as restated	$1,035.6	$1,169.3

Operating income (loss), as previously reported	$(2,093.5)	$(221.1)
Adjustment	—	(45.7)

Operating income, as restated	$(2,093.5)	$(266.8)

Income tax expense (benefit), as previously reported	$105.7	$(96.5)
Adjustment	18.0	(16.3)

Income tax expense (benefit), as restated	$123.7	$(112.8)

Net loss, as previously reported	$(4,222.3)	$(286.2)
Adjustment	(18.0)	(29.4)

Net loss, as restated	$(4,240.3)	$(315.6)

Basic and diluted loss per common share from continuing operations, as previously reported	$(11.18)	$(1.50)
Adjustment	(0.09)	(0.14)

Basic and diluted loss per common share from continuing operations, as restated	$(11.27)	$(1.64)

Receivables, net, as previously reported	$290.6
Adjustment	(50.5)

Receivables, net, as restated	$240.1

Total assets, as previously reported	$1,503.1
Adjustment	(50.5)

Total assets, as restated	$1,452.6

Accumulated deficit, as previously reported	$(4,885.6)
Adjustment	(50.5)

Accumulated deficit, as restated	$(4,936.1)

The Company’s restatement includes the reversal of a related unbilled account receivable of $50.5 million that was previously written off in the second quarter of 2003, as the account receivable was eliminated as a result of the adjustments to revenue in 2001 and 2000.

3. Sale of Broadband Assets

On February 22, 2003, the Company entered into a definitive agreement to sell substantially all of its broadband assets. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company ceased depreciation of the assets to be sold upon entering into the definitive agreement. On June 6, 2003 and June 13, 2003, the purchase agreement was amended to, among other things, reduce the initial purchase price to $108.7 million (an estimated

$91.5 million in cash and $17.2 million preliminary working capital promissory note, which was ultimately reduced to zero based on the final working capital position of the broadband business).

On June 13, 2003, the first (and most significant) stage closing was consummated. At the first stage closing, the Company had received regulatory approval in states where approximately 75% of 2002 broadband revenue was generated and effectively transferred control of the broadband business to the buyer. The buyer paid the initial cash purchase price of $91.5 million, of which $29.3 million was placed into escrow to support certain potential purchase price adjustments and the portion of the purchase price payable upon the consummation of the second and third stage closings.

During the third quarter ended September 30, 2003, the second and third (final) stage closings were consummated as all remaining regulatory approvals had been received. In connection with these closings, the Company received $20.5 million of the $29.3 million escrowed funds. Subsequently, the Company released the remaining escrowed funds of $8.8 million to the buyer and returned $0.5 million of the purchase price in satisfaction of the working capital and other post closing purchase price adjustments pursuant to the purchase agreement between the Company and the buyer to settle such amounts.

The Company recorded a gain on sale of broadband assets of $336.7 million during 2003. The following table summarizes the components of the gain (dollars in millions):

Gain on Sale of Broadband Assets

Cash proceeds received	$82.7
Less: Assets sold to buyer
Accounts receivable	73.8
Property, plant and equipment	49.0
Prepaid expenses and other current assets	20.1

Total assets sold to buyer	142.9

Add: Liabilities assumed by buyer
Accounts payable and accrued cost of service	58.1
Unearned revenue	321.4
Other liabilities	10.7

Total liabilities assumed by buyer	390.2

Adjustments for income and other tax reserves	31.1
Net fees, purchase price adjustments, pension curtailment, and indemnification liabilities	(24.4)

Gain on sale of broadband assets	$336.7

The adjustment to income tax reserves primarily relates to certain liabilities recorded in connection with the purchase of the broadband business in 1999 and are no longer considered necessary.

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

The Company has indemnified the buyer of the broadband business against certain potential claims. In order to determine the fair value of the indemnification obligation, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. Such analysis resulted in an estimated fair value of the indemnification obligation of $7.8 million, which is included in other liabilities and has been reflected as a reduction of the gain on sale of broadband assets in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2003 (refer to Note 11).

Not more than 30 days after July 1, 2004, the buyer will provide the BRCOM selling subsidiaries with a calculation of cash EBITDA (as defined in the Purchase Agreement) minus capital expenditures for the broadband business for the period from July 1, 2003 to July 1, 2004. If annual cash EBITDA minus capital expenditures for such period is negative $48 million or less, the BRCOM selling subsidiaries will pay to the buyers an amount equal to 35% of the difference between negative $48 million and the amount of annual cash EBITDA minus capital expenditures, provided that the obligation for such reimbursement will not exceed $10 million. The Company has recorded a $10 million liability related to this potential purchase price adjustment. The BRCOM selling subsidiaries will have no obligation to make the foregoing payment if the buyers sell 51% or more of the equity, or voting control of the acquiring entity, or the assets acquired in the broadband sale.

In addition, the Company entered into agreements with the buyer whereby the Company will continue to market the buyer’s broadband products to business customers and to purchase capacity on the national network in order to sell long distance services under the CBAD brand to residential and business customers in the Greater Cincinnati area market. Due to the ongoing cash flows under these arrangements, the sale of substantially all the broadband assets did not meet the criteria for presentation as a discontinued operation under SFAS 144.

4. Senior Executive Bonuses and Termination Benefits

During 2003, the Company recorded a charge of $11.2 million related to four senior executives for certain success-based incentives and termination benefits in accordance with their employment contracts, including all of the benefits related to its former Chief Executive Officer who resigned effective July 31, 2003. Substantially all of these benefits were paid upon termination. The charge was required as the success plan, as defined in the senior executive employment agreements, was completed upon the first stage closing of the sale of substantially all of the broadband assets on June 13, 2003. Three of the senior executives, excluding the former Chief Executive Officer, were required to remain with the Company for 180 days following the completion of the success plan. The charge included $0.8 million of non-cash expenses related to the accelerated vesting of stock options.

5. Goodwill and Intangible Assets

As previously discussed in Note 1, the Company adopted SFAS 142 on January 1, 2002. The Company completed the initial impairment test for its Wireless and Broadband segments during the first quarter of 2002, which indicated that the goodwill of its Broadband segment was impaired as of January 1, 2002 and recorded an impairment charge of $2,008.7 million, net of taxes, effective as of January 1, 2002. The impairment charge is reflected as a cumulative effect of change in accounting principle, net of taxes, in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2003 and December 31, 2002, goodwill totaled $40.9 million, of which $40.1 related to the Wireless segment and the remaining $0.8 million related to the Other segment.

The following table reconciles the Company’s 2003, 2002 and 2001 net income (loss), adjusted to exclude amortization of goodwill and indefinite lived intangible assets pursuant to SFAS 142, to the 2003, 2002 and 2001 reported amounts:

	Year Ended December 31,
(dollars in millions, except per common share amounts)	2003	2002	2001
		(Restated,	(Restated,
		see Note 2)	see Note 2)
Income (loss) before cumulative effect of change in accounting principle	$1,246.0	$(2,231.6)	$(315.6)
Add back: Goodwill amortization, net of tax	—	—	73.2
Add back: Assembled workforce amortization, net of tax	—	—	5.2
Add back: FCC License amortization, net of tax	—	—	0.5

Adjusted income (loss) before cumulative effect of change in accounting principle	$1,246.0	$(2,231.6)	$(236.7)

Net income (loss) applicable to common shareowners	$1,321.5	$(4,250.7)	$(326.0)
Add back: Goodwill amortization, net of tax	—	—	73.2
Add back: Assembled workforce amortization, net of tax	—	—	5.2
Add back: FCC License amortization, net of tax	—	—	0.5

Adjusted net loss applicable to common shareowners	$1,321.5	$(4,250.7)	$(247.1)

Basic income (loss) per common share
Income (loss) before cumulative effect of change in accounting principle	$5.44	$(10.27)	$(1.50)
Add back: Goodwill amortization	—	—	0.34
Add back: Assembled workforce amortization	—	—	0.03
Add back: FCC License amortization	—	—	—

Adjusted income (loss) before cumulative effect of change in accounting principle	$5.44	$(10.27)	$(1.13)

Basic income (loss) per common share
Net income (loss) applicable to common shareowners	$5.82	$(19.47)	$(1.50)
Add back: Goodwill amortization	—	—	0.34
Add back: Assembled workforce amortization	—	—	0.03
Add back: FCC License amortization	—	—	—

Adjusted net income (loss) applicable to common shareowners	$5.82	$(19.47)	$(1.13)

Diluted income (loss) per common share
Income (loss) before cumulative effect of change in accounting principle	$5.02	$(10.27)	$(1.50)
Add back: Goodwill amortization	—	—	0.34
Add back: Assembled workforce amortization	—	—	0.03
Add back: FCC License amortization	—	—	—

Adjusted income (loss) before cumulative effect of change in accounting principle	$5.02	$(10.27)	$(1.13)

Diluted income (loss) per common share
Net income (loss) applicable to common shareowners	$5.36	$(19.47)	$(1.50)
Add back: Goodwill amortization	—	—	0.34
Add back: Assembled workforce amortization	—	—	0.03
Add back: FCC License amortization	—	—	—

Adjusted net income (loss) applicable to common shareowners	$5.36	$(19.47)	$(1.13)

The following table details the components of the carrying amount of other intangible assets. Indefinite-lived intangible assets consist of FCC licenses of the Wireless segment. Intangible assets subject to amortization consist of licensed trademarks and wireless roaming agreements. The Company adopted SFAS 144, on January 1, 2002 as required. In the fourth quarter of 2002, the Company recorded a non-cash intangible asset impairment charge of $298.3 million, related to its Broadband segment (refer to Note 1):

	December 31,
(dollars in millions)	2003	2002
Indefinite-lived intangible assets, excluding goodwill	$35.7	$35.7
Intangible assets subject to amortization:
Gross carrying amount	14.3	14.3
Accumulated amortization	(2.8)	(2.2)

Net carrying amount	11.5	12.1

Total other intangible assets	$47.2	$47.8

	Year Ended December 31,
	2003	2002	2001
Amortization expense of finite-lived other intangible assets	$0.6	$25.3	$38.7

The estimated intangible asset amortization expense for each of the fiscal years 2004 through 2008 is less than $1 million.

6. Restructuring and Other Charges

December 2003 Restructuring Charge

In December 2003, the Company initiated a restructuring intended to reduce future cash operating costs by approximately $9.1 million annually compared to 2003. The restructuring charge was comprised of $4.6 million related to employee separation benefits, which will be paid in cash. The plan included initiatives to reduce the workforce by 106 positions. The Local segment and the Broadband segment recorded $4.5 million and $0.1 million, respectively. Total cash expenditures during 2003 amounted to $2.7 million. The Company expects the restructuring to be complete during the first quarter of 2004.

			Balance
	Initial		December 31,
Type of costs (dollars in millions)	Charge	Utilizations	2003
Employee separations	$4.6	$(2.7)	$1.9

Total	$4.6	$(2.7)	$1.9

October 2002 Restructuring Charge

In October 2002, the Company initiated a restructuring of BRCOM that was intended to reduce annual cash expenses. The plan included initiatives to reduce the workforce by approximately 500 positions; reduce line costs by network grooming, optimization, and rate negotiations; and exit the international wholesale voice business. In addition, CBT initiated a restructuring to realign sales and marketing to focus on enterprise customers. The CBT plan included initiatives to reduce the workforce by approximately 38 positions. The

Company recorded restructuring charges of $14.7 million, consisting of $9.4 million related to employee separation benefits and $5.3 million related to contractual terminations. During the second quarter of 2003, a $2.6 million reversal was made to the restructuring reserve due to a settlement related to a contract termination and a $0.6 million reversal was recorded due to a change in estimate related to other terminations of contractual obligations. As of December 31, 2003, 461 employee separations had been completed which utilized reserves of $9.2 million, of which all was paid in cash. Total cash expenditures during 2003 amounted to $5.6 million. As of December 31, 2003, this restructuring was complete.

The following table illustrates the activity in this reserve since inception:

			Balance			Balance
			December 31,			December 31,
Type of costs (dollars in millions)	Initial Charge	Utilizations	2002	Utilizations	Adjustments	2003
Employee separations	$9.4	$(5.9)	$3.5	$(3.3)	$(0.2)	$—
Termination of contractual obligations	5.3	—	5.3	(2.3)	(3.0)	—

Total	$14.7	$(5.9)	$8.8	$(5.6)	$(3.2)	$—

September 2002 Restructuring Charge

During the third quarter of 2002, the Company recorded restructuring charges of $9.6 million. The restructuring charges consisted of $4.6 million related to employee separation benefits and $5.0 million related to contractual terminations associated with the Company’s exit of a product line. The restructuring costs include the cost of employee separation benefits, including severance, medical and other benefits, related to three employees including the former CEO of the Company. The Company utilized the total reserve of $9.6 million, of which $9.1 million was cash expenditures. As of December 31, 2002, this restructuring was complete.

The following table illustrates the activity in this reserve since its inception:

			Balance
			December 31,
Type of costs ($ in millions)	Initial Charge	Utilizations	2002
Employee separations	$4.6	$(4.6)	$—
Terminate contractual obligations	5.0	(5.0)	—

Total	$9.6	$(9.6)	$—

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

During the first quarter of 2002, the Company recorded additional restructuring charges of $16.5 million resulting from employee separation benefits of $1.0 million and costs to terminate contractual obligations of $15.5 million, which were actions contemplated in the original plan for which an amount could not be reasonably estimated at that time. During the fourth quarter of 2002, a $1.0 million reversal was made to the restructuring reserve due to a change in estimate related to the termination of contractual obligations. During the third quarter of 2003, a $1.2 million reversal was made to the restructuring reserve to reduce contractual obligations as a result of the sale of the broadband business and was recorded as a component of the gain on sale of broadband assets. During the fourth quarter of 2003, a $4.1 million reversal was made to the restructuring reserve due to the settlement of certain obligations and a change in estimate related to the termination of contractual obligations. In total, the Company expects this restructuring plan to result in cash outlays of $89.4 million and non-cash items of $153.1 million. The Company completed the plan as of December 31, 2002, except for certain lease obligations, which are expected to continue through December 31, 2015.

The restructuring costs include the cost of involuntary employee separation benefits, including severance, medical and other benefits, related to 863 employees across all areas of the Company. As of December 31, 2002, all employee separations had been completed which utilized reserves of $22.4 million, $17.6 million of which was paid in cash. Cash expenditures for termination of contractual obligations in 2003 amounted to $13.0 million.

In connection with the restructuring plan, the Company performed a review of its long-lived assets to identify any potential impairments in accordance with Statement of Financial Accounting Standard No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). As a result, the Company recorded a $148.1 million asset impairment charge related to the closing of data centers, consolidation of office space and curtailment of other Company operations.

The following table illustrates the activity in this reserve from November of 2001 through December 31, 2002:

			Balance			Balance
			December 31,			December 31,
Type of costs ($ in millions):	Initial Charge	Utilizations	2001	Utilizations	Adjustments	2002
Employee separations	$21.4	$(7.8)	$13.6	$(14.6)	$1.0	$—
Terminate contractual obligations	62.5	(2.4)	60.1	(42.4)	14.4	32.1
Other exit costs	0.3	—	0.3	(0.4)	0.1	—

Total	$84.2	$(10.2)	$74.0	$(57.4)	$15.5	$32.1

The following table illustrates the activity in this reserve since December 31, 2002:

	Balance			Balance
	December 31,			December 31,
Type of costs (dollars in millions)	2002	Utilizations	Adjustments	2003
Termination of contractual obligations	$32.1	$(13.0)	$(5.3)	$13.8

Total	$32.1	$(13.0)	$(5.3)	$13.8

February 2001 Restructuring Plan

In February 2001, the Company initiated a reorganization of the activities of several of its Cincinnati-based subsidiaries, including CBT, CBAD, CBW and Public in order to create one centralized “Cincinnati Bell” presence for its customers. Total restructuring costs of $9.4 million were recorded in the first quarter of 2001 and consisted of $2.5 million related to lease terminations and $6.9 million related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for 114 employees. Of the total charge, $0.4 million in contractual terminations were related to CBD, which is presented as a discontinued operation. During 2002, a $2.1 million reversal was made to the restructuring reserve due to an expected lease termination that did not occur. In total, this restructuring plan resulted in cash outlays of $6.4 million and non-cash items of $0.9 million. As of December 31, 2002, this restructuring was complete.

The following table illustrates the activity in this reserve since inception:

				Balance			Balance
				December 31,			December 31,
Type of costs ($ in millions):	Initial Charge	Utilizations	Adjustments	2001	Utilizations	Adjustments	2002
Employee separations	$6.9	$(6.3)	$0.1	$0.7	$(0.7)	$—	$—
Terminate contractual obligations	2.5	(0.3)	—	2.2	(0.1)	(2.1)	—

Total	$9.4	$(6.6)	$0.1	$2.9	$(0.8)	$(2.1)	$—

1999 Restructuring Plan

In December 1999, the Company initiated a restructuring plan to integrate operations of the Company and BRCOM, (f/k/a/ IXC Communications) acquired in November 1999, improve service delivery, and reduce the Company’s expense structure. Total restructuring costs and asset impairments of $18.6 million were recorded in 1999 related to these initiatives. The $18.6 million consisted of $7.7 million relating to BRCOM (recorded as a component of the purchase price allocation) and $10.9 million relating to the Company (recorded as a cost of operations). The $10.9 million relating to the Company consisted of restructuring and other liabilities in the amount of $9.5 million and related asset impairments of $1.4 million.

The restructuring costs recorded in 1999 included the costs of involuntary employee separation benefits related to 347 employees (263 BRCOM employees and 84 employees from other subsidiaries of the Company). As of March 31, 2001, all employee separations had been completed for a total cash expenditure of $9.1 million. Employee separation benefits included severance, medical and other benefits, and primarily affected customer support, infrastructure, and the Company’s long distance operations. The restructuring plans also included costs associated with the closure of a variety of technical and customer support facilities, the decommissioning of certain switching equipment, and the termination of contracts with vendors.

The following table illustrates activity in this reserve since December 31, 1999:

	Balance			Balance			Balance			Balance
Type of costs	December 31,			December 31,			December 31,			December 31,
($ in millions):	1999	Utilizations	Adjustments	2000	Utilizations	Adjustments	2001	Utilizations	Adjustments	2002
Employee separations	$7.8	$(8.9)	$1.2	$0.1	$(0.2)	$0.1	$—	$—	$—	$—
Facility closure costs	4.4	(0.7)	(1.5)	2.2	(0.9)	—	1.3	(0.8)	(0.5)	—
Relocation	0.2	—	(0.2)	—	—	—	—	—	—	—
Other exit costs	4.4	(3.2)	0.3	1.5	(1.5)	—	—	—	—	—

Total	$16.8	$(12.8)	$(0.2)	$3.8	$(2.6)	$0.1	$1.3	$(0.8)	$(0.5)	$—

Net restructuring credits of $0.8 million recorded in operations during 2000 consisted of $0.7 million in additional employee severance offset by a $1.5 million reversal related to lease terminations. An offsetting reduction of $0.6 million in adjustments was recorded at BRCOM and was applied to goodwill as part of the purchase allocation associated with the acquisition. This adjustment consisted of $0.4 million in additional employee separations and $0.2 million in additional exist costs. The adjustment of $0.1 million in 2001 is related to additional severance in excess of the initial estimate.

Total cash expenditures during 2002 amounted to $0.8 million. These restructuring activities were completed in the third quarter of 2002, and the remaining reserve of $0.5 million related to facility closure costs was reversed.

7. Investments

Investments in Marketable Securities

On November 2, 2001, Anthem Inc. (“Anthem”), a mutual insurance company in which the Company held various medical and vision insurance policies for coverage of its employees, converted from a mutual company to a publicly owned company in a transaction known as a demutualization. As a mutual company, the owners of Anthem were the policyholders. Upon demutualization, the Company received 459,223 shares, which represented the Company’s ownership interest in the newly created stock enterprise. In 2001, the Company recorded a gain of $19.7 million based on the fair market value of the stock on the date of receipt and an additional $3.0 million through December 31, 2001 as a result of increases in the stock price. These amounts are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the heading “Other income, net.” In January 2002, the Company sold its entire investment in Anthem generating cash proceeds of $23.3 million and an additional gain of $0.6 million.

In 2001, the Company sold its investment in Corvis Corporation. At December 31, 2000, the Company had a $132.2 million ($85.9 million, net of tax) unrealized holding gain on its investment in Corvis, which was included in “Accumulated Other Comprehensive Income”. The market value of the investment declined during 2001 by $69 million, net of taxes, before the Company entered into a forward sale contract with a financial institution to hedge its exposure to this investment. Therefore, upon delivery of the shares, the Company reclassified the remaining $17.0 million after tax gain ($26.1 million pretax) from “Other comprehensive income (loss)” to “Loss (gain) on investments.” Proceeds received from the complete liquidation of the holdings totaled $81.9 million in 2001.

In 2001, the Company’s entire investment in PSINet was liquidated through settlement of a forward sale and sale of shares in the open market. The Company received proceeds of $28 million and recorded a realized pretax gain of $17.0 million in 2001 related to these transactions. The cost basis was calculated based on the specifically identified cost. There was no unrealized gain or loss related to the investment included in “Other Comprehensive Income” as of December 31, 2001 as it was reclassified to a realized gain on investment.

Investments in Other Securities

The Company periodically enters into certain equity investments for the promotion of business and strategic objectives. A portion of these investments is in securities, which do not have readily determinable fair market values. These investments are recorded at cost based on specific identification. The carrying value of cost method investments was approximately $4.2 million and $8.4 million as of December 31, 2003 and 2002, respectively. The Company reviews these investments on a regular basis using external valuations and cash flow forecasts as factors in determining the existence of an “other than temporary” impairment. In the fourth quarter of 2002, the Company recorded a loss of $11.2 million on a cost based investment as the investment was determined to be “other than temporarily” impaired. In 2003, the Company received $3.8 million from the sale of this cost basis investment.

8. Debt

The Company’s debt consisted of the following as of the dates below:

	December 31,
(dollars in millions)	2003	2002
Current portion of long-term debt:
Credit facilities, current portion	$5.3	$172.1
Current maturities of capital lease obligations	5.3	9.0
Current maturities of Cincinnati Bell Telephone notes	—	20.0
Other short-term debt	2.7	2.6

Total current portion of long-term debt	$13.3	$203.7

Long-term debt, less current portion:
Credit facilities, net of current portion	$603.1	$1,476.0
7¼% Senior notes due 2023	50.0	50.0
Capital lease obligations, net of current portion	12.9	30.0
7¼% Senior notes due 2013	500.0	—
Various Cincinnati Bell Telephone notes, net of current portion	250.0	250.0
16% Senior subordinated discount notes	360.6	—
8³/8% Senior subordinated notes	540.0	—
Convertible subordinated notes	—	502.8
9% Senior subordinated notes (BRCOM)	—	46.0
12½% Senior notes (BRCOM)	—	0.8

Total long-term debt, less current portion	2,316.6	2,355.6
Less unamortized discount	(42.1)	(0.9)

Total long-term debt, less current portion and net of unamortized discount	$2,274.5	$2,354.7

Average balances of current maturities of long-term debt and related interest rates for the last three years are as follows:

(dollars in millions)	2003	2002	2001
Average amounts of current maturities of long-term debt outstanding during the year*	$186.4	$87.7	$83.9
Maximum amounts of current maturities of long-term debt at any month-end during the year	$357.1	$203.7	$150.0
Weighted average interest rate during the year**	5.0%	4.4%	5.2%

*	Amounts represent the average month-end face amount of notes.

**	Weighted average interest rates are computed by multiplying the average monthly interest rate by the month-end face amount of the notes.

Credit Facilities

General

In November 1999, the Company obtained credit facilities totaling $1,800.0 million from a group of lending institutions. The credit facilities were increased to $2,100.0 million in January 2000 and again to $2,300.0 million in June 2001. Total availability under the credit facilities decreased to $1,825.0 million as of December 31, 2002, following a $335.0 million prepayment of the outstanding term debt facilities in the first quarter of 2002 (resulting from the sale of substantially all of the assets of Cincinnati Bell Directory), $5.0 million in scheduled repayments of the term debt facilities and $135.0 million in a scheduled commitment reduction of the revolving credit facility. In 2003, total availability under these credit facilities decreased by $904.5 million to $920.5 million as of December 31, 2003, due to permanent prepayments of $220.0 million and $488.8 million with net cash proceeds from the 16% Senior subordinated discount notes and the 7¼% senior notes due 2013, respectively, in addition to $195.0 of scheduled repayments of term debt.

On March 26, 2003, the Company permanently prepaid $220.0 million in borrowings under the term and revolving credit facilities and made a $90.0 million payment under the revolving credit facility with the net cash proceeds from the 16% Senior subordinated discount notes and amended certain terms of the credit facilities. On July 11, 2003 the Company permanently prepaid $488.8 million in borrowings under the term and revolving credit facilities with the net cash proceeds from the 7¼% senior notes due 2013. On November 17, 2003, the Company amended the existing credit facilities to provide for a new Term Loan D facility of $525.0 million. The Term Loan D facility was used to prepay all outstanding term loans under the Company’s credit facilities, which totaled $327.2 million, and to permanently pay down the revolving credit facility by $197.8 million. The Term Loan D facility will mature on June 30, 2008 and bears interest at a rate of 250 basis points over LIBOR. In 2003 the Company recorded $4.7 million of non-cash interest expense related to the amendment of the credit facilities.

Use of Credit Facilities

At December 31, 2003, the Company had drawn approximately $608.4 million from the credit facilities’ capacity of approximately $920.5 million, and had outstanding letters of credit totaling $12.6 million, leaving $299.5 million in additional borrowing capacity under its revolving credit facility. The credit facilities’ borrowings have been used to refinance debt assumed as part of the merger with BRCOM in November 1999 and to fund capital expenditures and other working capital needs.

Prior to December 2001, BRCOM relied solely on advances from the Parent for funding its operations and capital program in excess of cash provided by its operating activities. In December 2001, BRCOM’s subsidiary, BCSI Inc., began borrowing funds directly from the credit facilities. Apart from an immaterial amount of outstanding letter of credit balances, BSCI Inc. borrowings were permanently paid down in conjunction with the closing of the Term D financing on November 17, 2003. Under the amended terms of the Company’s credit facilities, BRCOM and its subsidiaries are no longer able to borrow from the credit facilities.

Interest Rates

Borrowings under the credit facilities bear interest, at the Company’s election, at either (1) LIBOR plus 425 basis points in the case of the revolving credit facility and 250 basis points in the case of the term facility or (2) the base rate (as defined below) plus 325 basis points in the case of the revolving credit facility and 150 basis points in the case of the term facility. The “base rate” is equal to the higher of the base rate at Citibank, N.A. or the Federal Funds Rate plus one-half of one percent. The weighted-average interest rate on the revolving and term credit facilities was 4.89%, 4.47% and 6.28% for years ended 2003, 2002 and 2001, respectively.

Maturity and Amortization

Loans under the Term Loan D facility mature on June 30, 2008, and amortize under a schedule providing for quarterly installments in aggregate annual amounts of $5 million in 2004 and through June 30, 2007 and in equal quarterly installments of the remaining $505.3 in the period from July 1, 2007 through June 30, 2008. The revolving credit facility commitment terminates on March 1, 2006, and amortizes under a schedule providing for four equal quarterly reductions of approximately $30.8 million each in 2005 in an aggregate amount equal to $123.3 million.

Fees

The Company pays commitment fees to the lenders quarterly on the undrawn portions of its commitments at an annual rate equal to 62.5 basis points of the unused amount of borrowing of the revolving credit facility. Additionally, the Company pays letter of credit fees on the available amount under all outstanding letters of credit equal to the margin payable on LIBOR loans under the revolving facility and pays a fee to each issuing bank of 0.25% per annum of its letter of credit commitment, and customary fees for the issuance of letters of credit. These commitment fees were $2.2 million, $1.1 million and $1.9 million in 2003, 2002, and 2001, respectively.

In connection with the March 26, 2003 amendment of the terms of the credit facilities, the Company agreed to pay an amendment fee in an amount equal to 75 basis points for the revolving credit facility and 37.5 basis points for each of the Term Loan A, B and C credit facilities, which amounted to $23.4 million. This amount was paid during the first quarter of 2003.

Prepayments

Subject to certain limited exceptions, borrowings under the credit facilities are required to be prepaid:

(1)	in an amount equal to 75% of excess cash flow (as defined in the Credit Agreement) for each fiscal year commencing with the fiscal year ended December 31, 2003. Excess cash flow is calculated on an annual basis, and 75% of the excess cash flow is payable to the credit facility lenders on the 90th day following the end of each fiscal year;

(2)	in an amount equal to 100% of net cash proceeds of certain sales, leases, transfers or other dispositions of assets by the Company or its subsidiaries subject to reinvestment rights in certain cases;

(3)	in an amount equal to 100% of net cash proceeds from the issuance of certain debt obligations by the Company or any Subsidiary Guarantor (as defined in the credit facilities); and

(4)	in an amount equal to 50% of the net cash proceeds from issuances of Cincinnati Bell common stock or preferred stock to the extent such net cash proceeds exceed $50 million.

Voluntary prepayments of borrowings under the credit facilities and voluntary reductions of the unutilized parts of the credit facilities’ commitments are, subject to proper notice, permitted at any time.

Guarantees

The Company and its subsidiaries (other than Cincinnati Bell Telephone and certain Cincinnati Bell Wireless subsidiaries) guarantee borrowings made by Cincinnati Bell Inc. under the credit facilities.

Security

The Company’s obligations under the credit facilities are collaterized by perfected first priority pledges and security interests in the following:

(1)	substantially all of the equity interests of the Company’s subsidiaries (other than Cincinnati Bell Wireless LLC and certain BRCOM subsidiaries); provided that the pledge of equity of BRCOM and its subsidiaries only secure borrowings by BCSI Inc., but not borrowings by Cincinnati Bell Inc., under the credit facilities, and

(2)	substantially all of the Company’s and each of the Company’s subsidiaries, (other than Cincinnati Bell Telephone, certain Cincinnati Bell Wireless subsidiaries and certain BRCOM subsidiaries), other tangible and intangible personal property, including accounts receivable, inventory, contract rights, equipment, intellectual property, general intangibles, investment property and proceeds of the foregoing; provided that the assets of BRCOM and its subsidiaries only secure borrowings by BCSI Inc., but not borrowings by Cincinnati Bell Inc., under the credit facilities. As of December 31, 2003 and 2002 the carrying value of these pledged assets, excluding investment and advances in subsidiaries, amounted to $1,372.3 million and $1,807.9 million, respectively. The value of the assets pledged substantially relates to deferred tax assets and intercompany accounts receivable.

Covenants

The financing documents governing the credit facilities contain financial covenants that require the maintenance of certain debt to EBITDA (as defined in the Credit Agreement), senior secured debt to EBITDA and interest coverage ratios, as well as limit the Company to certain maximum capital expenditures. The credit facilities also contain restrictive covenants that, among other things, limit the Company’s ability to incur additional debt or liens; pay dividends to shareowners; repurchase Cincinnati Bell common stock; sell, lease, transfer or dispose of assets; and make investments and merge with another company. As of December 31, 2003, the Company was in compliance with all of the covenants of the credit facilities.

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

As a result of the restatement of the Company’s previously issued financial statements, discussed in Note 2, the Company was in default on its Credit Agreement. In March 2004, the Credit Agreement was amended to provide that the restatement does not constitute an event of default.

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

BRCOM Arrangements

Pursuant to the amendment obtained in March 2003, future net cash investments or other cash infusions in BRCOM and its subsidiaries after October 1, 2002, are limited (subject to certain exceptions) to an aggregate amount not to exceed the sum of (a) $118.0 million plus (b) the aggregate amount of net cash dividends and distributions paid by BRCOM and its subsidiaries to the Company after October 1, 2002 plus or minus (c) the net position of BRCOM and its subsidiaries under the Company’s centralized cash management system. As of December 31, 2003, the Company had the ability to invest or otherwise provide an additional $79.8 million in funding to BRCOM. Also, corporate separateness covenants require the Company to maintain legal and operational separation between BRCOM and its subsidiaries, on the one hand, and Cincinnati Bell and its other subsidiaries, on the other hand.

7¼% Senior Notes Due 2023

In July 1993, the Company issued $50.0 million of 7¼% Senior notes due 2023 (the “7¼% Senior notes due 2023”). The indenture related to these 7¼% Senior notes due 2023 does not subject the Company to restrictive financial covenants. However, the indenture govrening the 7¼% Senior notes due 2023 contains a covenant that provides that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding notes equally and ratably with the indebtedness or obligations secured by such liens. The 7¼% Senior notes due 2023 are secured with assets by virtue of the lien granted under the Company’s credit facilities. As of December 31, 2003, $50.0 million in aggregate principal amount of the 7¼% Senior notes due 2023 remains outstanding. Interest on the 7¼% Senior notes due 2023 is payable semi-annually on June 15 and December 15. The 7¼% Senior notes due 2023 may not be redeemed by the Company prior to maturity. The indenture governing 7¼% Senior notes due 2023 provides for an event of default upon the default and acceleration of any other existing debt instrument indebtedness which exceeds $20.0 million. For each of the years ended December 31, 2003, 2002 and 2001 the Company recorded $3.6 million of cash interest expense related to the 7¼% Senior notes due 2023.

Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”). SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability discounted to the present value. The Company had $18.2 million in total indebtedness relating to capitalized leases as of December 31, 2003, $12.9 million of which was considered long-term. The Company recorded a gain of $10.0 million in the fourth of 2003 included in “Other income, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss) due to the modification of a capital lease for the Company’s headquarters. This modification required the lease to be reclassified from a capital lease to an operating lease. This modification reduced capital lease obligations and related accrued interest by $14.0 million and gross fixed assets by $6.2 million. For the years ended December 31, 2003, 2002 and 2001 the Company recorded $4.0 million, $5.0 million and $6.0 million, respectively, of cash interest expense related to capital lease obligations.

7¼% Senior Notes Due 2013

On July 11, 2003, the Company issued $500.0 million of 7¼% senior unsecured notes due 2013 (the “7¼% Senior notes due 2013”). Net proceeds totaled $488.8 million and were used to prepay term credit facilities and permanently reduce commitments under the Company’s revolving credit facility. As a result, the Company recorded a non-cash charge of $8.4 million during the third quarter of 2003 to “Interest expense and other financing costs” to write-off deferred financing costs related to the Company’s existing credit facilities. Interest on the 7¼% Senior notes due 2013 is payable in cash semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2004. The 7¼% Senior notes due 2013 are unsecured obligations and rank equally with all of the Company’s existing and future senior debt and rank senior to all existing and future subordinated debt as of the date of issuance. The Company’s subsidiaries, excluding Cincinnati Bell Telephone, Cincinnati Bell Wireless, and BRCOM and all of its subsidiaries except CBAD, unconditionally guarantee the 7¼% Senior notes due 2013 on a senior unsecured basis. The indenture governing the 7¼% Senior notes due 2013 contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; redemption of debt that is junior in right of payment; issuances of senior subordinated debt, restrictions on dealing with BRCOM and its subsidiaries; and mergers and consolidations. The indenture governing 7¼% Senior notes due 2013 provides for an event of default upon the default and acceleration of any other existing debt instrument which exceeds $20.0 million. The Company may redeem the 7¼% Senior Notes due 2013 for a redemption price of 103.625%, 102.417%, 101.208%, and 100.000% after July 15, 2008, 2009, 2010, and 2011, respectively. For the year ended December 31, 2003, the Company recorded $17.1 million of cash interest expense related to the senior notes.

Other Short-Term Debt

The Company maintains a short-term revolving vendor financing arrangement for its information technology consulting business, which had an outstanding balance of $2.7 million and $2.6 million as of December 31, 2003 and 2002, respectively. The Company has the ability to borrow up to $3.0 million under this arrangement, which is secured by an irrevocable $2.0 million letter of credit against its revolving credit facility. The interest rate charged on the borrowings is variable based on the prime rate and was 6.0% during 2003 and 2002.

Cincinnati Bell Telephone Notes

CBT has $100.0 million in notes outstanding that are guaranteed by Cincinnati Bell Inc. but not the other subsidiaries of Cincinnati Bell Inc. These notes have original maturities of up to 30 years and mature at various intervals between 2005 and 2028. Interest rates on this indebtedness range from 6.33% to 7.27%. These notes may be redeemed at any time, subject to proper notice.

In November 1998, CBT issued $150.0 million in aggregate principal amount of 6.30% unsecured senior notes due 2028 (the “6.30% notes”), which are not guaranteed. These notes may be redeemed at any time, subject to proper notice.

The indenture governing these notes provides for an event of default upon a default and associated right to accelerate of any other existing debt instrument of Cincinnati Bell Inc. or Cincinnati Bell Telephone, which exceeds $20.0 million. As a result of the restatement of the Company’s previously issued financial statements, discussed in Note 2, the Company was in default on its Credit Agreement and 16% Notes Indenture, and as a result of the cross-default provisions noted above, the Cincinnati Bell Telephone Notes. In March 2004, the Credit Agreement and 16% Notes Indenture were amended to provide that such restatement does not constitute an event of default, which eliminated the cross-default of the Cincinnati Bell Telephone Notes. For the years ended December 31, 2003, 2002 and 2002 the Company recorded $17.7 million, $18.4 million and $19.2 million, respectively, of cash interest expense related to these CBT notes.

16% Senior Subordinated Discount Notes

On March 26, 2003, the Company received $350.0 million of gross cash proceeds from the issuance of the 16% Senior Subordinated Discount notes due 2009 (the “16% notes”). Proceeds from the 16% notes, net of fees, were used to pay down borrowings under the Company’s credit facilities. Interest on the 16% notes is payable semi-annually on each of June 30 and December 31 of 2003 through 2006 and then on each of June 30, 2007, January 20, 2008 and on the maturity date of January 20, 2009, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount. In addition, purchasers of the 16% notes received 17.5 million common stock warrants, subject to antidilution provisions, each to purchase one share of Cincinnati Bell common stock at $3.00 each, which expire in March 2013. Of the total gross proceeds received, $47.5 million was allocated to the fair value of the warrants using the Black-Scholes option-pricing model and was recorded as a discount on the 16% notes. The effective interest rate for the 16% notes is 23.8% due to the discount upon issuance and accretion of the principal amount. Excluding the discount on the 16% notes, the effective interest rate is 19.0%. In 2003, the Company recognized $6.3 million of non-cash interest expense related to the amortization of the discount. Through December 31, 2003 and since inception, the Company has recorded $10.6 million in cumulative, non-cash interest expense and has adjusted the carrying amount of the debt accordingly. The Company incurred $32.0 million of cash interest expense related to these notes in 2003. The Company may redeem the 16% notes after March 26, 2006 for a redemption price of 108%, after March 26, 2007 for a redemption price of 106%, after March 26, 2008 for a redemption price of 104%, and for the principal amount of the notes at maturity on January 20, 2009. On any interest payment date prior to March 26, 2006, the Company may redeem the 16% notes for an amount equal to the accreted value plus the make whole premium as defined in the indenture.

The indenture governing the 16% notes provides for an event of default upon the default and acceleration of any other existing debt instrument, which exceeds $20.0 million. As a result of the restatement of the Company’s previously issued financial statements, discussed in Note 2, the Company was in default on the 16% Notes Indenture. In March 2004, the 16% Notes Indenture was amended to provide that such restatement does not constitute an event of default.

Additionally, the indenture governing the 16% notes restricts the Company’s ability to make investments or other cash infusions in BRCOM and its subsidiaries. Specifically, the Company may not, among other things:

(1)	make any restricted payments to,

(2)	issue capital stock to,

(3)	make any investment in (including guaranteeing obligations or purchasing assets for BRCOM or making any payments in respect of operating expenses or net operating losses of BRCOM), or

(4)	allow any tax reimbursement for the benefit of,

BRCOM beyond an aggregate amount of $118.0 million (plus net cash dividends or net cash distributions made by BRCOM to the Company) after October 1, 2002. As of December 31, 2003, the Company had the ability to invest or otherwise provide an additional $79.8 million in BRCOM. This restriction does not apply to certain items permitted in the indenture.

The indenture governing the 16% notes contains covenants, including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting its subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; indebtedness; asset dispositions; transactions with affiliates; liens; issuances and sales of capital stock of subsidiaries; issuances of senior subordinated debt; restrictions on dealing with BRCOM and its subsidiaries; and mergers and consolidations.

8 3/8% Senior Subordinated Notes

On November 19, 2003, the Company issued $540.0 million of 8 3/8% Senior Subordinated Notes due 2014 (“the 8 3/8% notes”). The net proceeds, after deducting the initial purchasers' discounts and fees and expenses related to the 8 3/8% notes totaled $528.2 million. The Company used $524.6 million of the net proceeds to purchase all of the Company’s outstanding Convertible Subordinated Notes due 2009, which bore interest at a rate of 9%, at a discounted price equal to 97% of their accreted value. The remaining proceeds were used to pay fees related to the credit facility amendment discussed above and to reduce outstanding borrowings under the revolving credit facility. Interest on the 8 3/8% notes is payable in cash semi-annually in arrears on January 15 and July 15, commencing on July 15, 2004. The 8 3/8% notes are unsecured senior subordinated obligations, subordinated to all existing and future senior indebtedness of the Company including the 16% notes. The 8 3/8% notes rank equally with all of the Company’s future senior subordinated debt and rank senior to all future subordinated debt. The Company’s subsidiaries, excluding Cincinnati Bell Telephone, Cincinnati Bell Wireless, and BRCOM and all of its subsidiaries except CBAD, unconditionally guarantee the 8 3/8% notes on an unsecured senior subordinated basis. The indenture governing the 8 3/8% notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company's subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; redemption of debt that is junior in right of payment; restrictions on dealing with BRCOM and its subsidiaries; and mergers and consolidations. The indenture governing the 8 3/8% notes provides for an event of default upon the default and acceleration of any other existing debt instrument, which exceeds $20.0 million. The Company may redeem the 8 3/8% notes for a redemption price of 104.188%, 102.792%, 101.396%, and 100.000% after January 15, 2009, 2010, 2011, and 2012, respectively. The Company incurred $5.2 million of cash interest expense related to these notes in 2003.

Convertible Subordinated Notes

In July 1999, the Company issued $400.0 million of 10-year, convertible subordinated debentures to Oak Hill Capital Partners, L.P. These notes were convertible into common stock of the Company at an adjusted price of $29.27 per common share at the option of the holder. In March 2003, the Company entered into a supplemental indenture amending certain terms governing the Convertible Subordinated Notes. The supplemental indenture increased the paid-in-kind interest by 2¼% from March 2003 through redemption in July 2009, resulting in a per annum interest rate of 9%. The supplemental indenture also allowed for the sale of substantially all of the assets of the Company’s Broadband segment, provided that a bankruptcy of BRCOM would not constitute an event of default, amended the definition of change in control by increasing the ownership threshold deemed to be a change in control from 20% of outstanding shares to 45% of outstanding shares and included covenants restricting the ability of the Company to incur debt and consummate certain asset dispositions. On November 19, 2003, the Company purchased, with the net proceeds from the 8 3/8% notes, all of the outstanding Convertible Subordinated Notes at a discounted price of $524.6 million, which was equal to 97% of their accreted value on November 19, 2003. This transaction resulted in a non-cash gain on the Consolidated Statement of Operations and Comprehensive Income (Loss) included in “Other income, net” of $16.2 million. During the years ended December 31, 2003, 2002 and 2001 the Company recorded $38.1 million, $32.3 million and $30.3 million, respectively, of non-cash interest expense related to the convertible subordinated notes.

9% Senior Subordinated Notes (BRCOM)

In 1998, BRCOM (then known as IXC Communications) issued $450.0 million of 9% senior subordinated notes due 2008 (“the 9% notes”). In January 2000, $404.0 million of these 9% notes were redeemed through a tender offer as a result of the change of control provision of the related indenture. In March 2003, the Company entered into an exchange and voting agreement with holders of the 9% notes. On September 8, 2003, the Company exchanged the remaining $46.0 million of the 9% notes and $1.6 million in accrued interest for approximately 11.1 million shares of common stock of the Company, which had a fair value of $65.0 million at the exchange date. As a result, the Company recorded a loss on extinguishment of debt of $17.4 million during the third quarter of 2003 included in “Other income, net” on the Consolidated Statement of Operations and Comprehensive Income (Loss). Upon completion of the exchange, the indenture related to the 9% notes was terminated. During the years ended December 31, 2003, 2002 and 2001 the Company recorded $2.9 million, $4.2 million and $3.7 million, respectively, of cash interest expense related to the convertible subordinated notes.

12½% Senior Notes (BRCOM)

On June 16, 2003, the Company permanently retired BRCOM’s remaining $0.8 million outstanding 12½% senior notes due 2005.

Debt Maturity Schedule

The following table summarizes the Company’s annual maturities of debt and minimum payments under capital leases for the five years subsequent to December 31, 2003, and thereafter:

		Capital	Total
(dollars in millions)	Debt	Leases	Debt
Year of Maturity
2004	$8.0	$5.3	$13.3
2005	25.3	3.0	28.3
2006	90.0	1.5	91.5
2007	255.3	0.7	256.0
2008	252.5	0.7	253.2
Thereafter	1,680.6	7.0	1,687.6

Total debt	2,311.7	18.2	2,329.9
Less unamortized discount	(42.1)	—	(42.1)

Total debt, net of discount	$2,269.6	$18.2	$2,287.8

9. Financial Instruments

Interest Rate Contracts

From time to time the Company enters into interest rate swap agreements with the intent of limiting its exposure to movements in interest rates. Interest rate swap agreements are contractual agreements between two parties for the exchange of interest payment streams on a notional principal amount at an agreed upon fixed or floating rate, for a defined time period. These agreements are hedges against movements in the LIBOR rate, which determines the rate of interest paid by the Company on debt obligations under its credit facilities (refer to Note 8). Realized gains and losses from the interest rate swaps are recognized as an adjustment to interest expense in each period. The Company recorded $6.8 million, $13.3 million and $4.6 million in interest expense related to interest rate swap agreements for the years ended December 31, 2003, 2002 and 2001, respectively. The Company’s interest rate swap agreements expired throughout 2003. During 2003, the fair value of the interest rate swaps increased resulting in a year-to-date, after-tax net gain of $4.5 million, which was recognized in OCI.

10. Minority Interest

	December 31
(dollars in millions)	2003	2002
Minority interest consists of:
12½% Junior Exchangeable Preferred Stock (BRCOM)	$—	$414.4
Minority Interest in Cincinnati Bell
Wireless held by A T & T Wireless Services Inc. (“AWE”)	39.0	27.7
Other	0.7	1.8

Total	$39.7	$443.9

On September 8, 2003 the Company completed the exchange of 14.1 million shares of Cincinnati Bell Inc. common stock for all the 12½% Junior Exchangeable Preferred Stock (the “12½% Preferreds”). Pursuant to the exchange offer, holders of the 12½% Preferreds who tendered their shares were not paid any accumulated or unpaid dividends. These exchanges resulted in the retirement of $412.4 million of minority interest obligations and $64.9 million in accrued dividends of the Company. Additional-paid-in-capital increased $469.2 million, net of fees of $8.1 million, as a result of the exchange. Concurrently with the preferred stock exchange offer, the Company solicited consents from holders of BRCOM preferred stock to amend the certificate of designation under which the shares were issued to eliminate all voting rights and restrictive covenants. Upon completion of the exchange and a related subsidiary merger, there are no longer any shares of the 12½% Preferreds outstanding.

Prior to the exchange, dividends on the 12½% Preferreds were classified as “Minority interest expense” in the Consolidated Statements of Operations and Comprehensive Income (Loss) and were approximately $32.0 million in 2003 and $49.4 million in both 2002 and 2001.

AWE maintains a 19.9% ownership in the Company’s CBW subsidiary. The minority interest balance is adjusted as a function of AWE’s 19.9% share of the net income (or loss) of CBW, with an offsetting amount being reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Minority interest expense.” Under the terms of the related operating agreement, AWE has the right to require CBW to purchase its 19.9% ownership interest for a cash price equal to fair market value. Such right is exercisable beginning on December 31, 2006 and at any time thereafter, or if at any time there is a call for additional capital contributions that have not been approved by AWE.

11. Commitments and Contingencies

Commitments

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services, which remains in effect until June 30, 2008. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting, technical support and customer support services for the Company. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. In 2003, the Company signed a letter of intent to revise the contract, which would extend the contract through December 31, 2010 and reduce the Company’s annual commitment in 2004 and 2005 to $35.0 million from $45.0 million. Beginning in 2006, the minimum commitment would be reduced 5% annually. The Company expects to finalize this agreement in the second quarter of 2004. If the Company does not execute the final agreement, the Company could be obligated to make a payment to Convergys of 40% of the difference between the commitment and actual amount of services purchased, or approximately $1.6 million in 2004 based on a projected shortfall of $4.0.

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

AWE maintains a 19.9% ownership in the Company’s CBW subsidiary. The CBW operating agreement provides that a five member committee govern CBW, with AWE having the right to appoint two representatives and the Company having the right to appoint three representatives. On or after December 31, 2006, or if at any time the member committee shall call for additional capital contributions (unless such capital calls have been approved by the representatives of AWE), and upon written demand from AWE, the Company shall purchase at fair market value all of the interest of AWE in CBW for cash. Such sale shall be consummated not less than 30 and no more than 60 days following the determination of the fair market value of the AWE interest.

Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

In re Broadwing Inc. Securities Class Action Lawsuits, (Gallow v. Broadwing Inc., et al), U.S. District Court, Southern District of Ohio, Western Division, Case No. C-1-02-795.

Between October and December 2002, five virtually identical class action lawsuits were filed against Broadwing Inc. and two of its former Chief Executive Officers in U.S. District Court for the Southern District of Ohio.

These complaints were filed on behalf of purchasers of the Company’s securities between January 17, 2001 and May 20, 2002, inclusive, and alleged violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 by, inter alia, (1) improperly recognizing revenue associated with Indefeasible Right of Use (“IRU”) agreements; and (2) failing to write-down goodwill associated with the Company’s 1999 acquisition of IXC Communications, Inc. The plaintiffs seek unspecified compensatory damages, attorney’s fees, and expert expenses.

On December 30, 2002, the “Local 144 Group” filed a motion seeking consolidation of the complaints and appointment as lead plaintiff. By order dated October 29, 2003, Local 144 Nursing Home Pension Fund, Paul J. Brunner and Joseph Lask were named lead plaintiffs in a putative consolidated class action.

On December 1, 2003, lead plaintiffs filed their amended consolidated complaint on behalf of purchasers of the Company’s securities between January 17, 2001 and May 21, 2002, inclusive. This amended complaint contained a number of new allegations. Cincinnati Bell Inc. was added as a defendant in the amended filing. The Company’s motion to dismiss was filed on February 6, 2004. Plaintiffs have until April 2, 2004 to file their opposition, and the Company is required to file its reply by May 17, 2004. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

In re Broadwing Inc. Derivative Complaint, (Garlich v. Broadwing Inc., et al.), Hamilton County Court of Common Pleas, Case No. A0302720.

This derivative complaint was filed against Broadwing Inc. and ten of its current and former directors on April 9, 2003 alleging breaches of fiduciary duty arising out of the same allegations discussed in In re Broadwing Inc. Securities Class Action Lawsuits above. Pursuant to a stipulation between the parties, defendants are not required, absent further order by the Court, to answer, move, or otherwise respond to this complaint until 30 days after the federal court renders a ruling on defendants’ motion to dismiss in In re Broadwing Inc. Securities Class Action Lawsuits. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

In re Broadwing Inc. ERISA Class Action Lawsuits, (Kurtz v. Broadwing Inc., et al), U.S District Court, Southern District of Ohio, Western Division, Case No. C-1-02-857.

Between November 18, 2002 and January 10, 2003, four putative class action lawsuits were filed against Broadwing Inc. and certain of its current and former officers and directors in the United States District Court for the Southern District of Ohio. Fidelity Management Investment Trust Company was also named as a defendant in these actions.

These cases, which purport to be brought on behalf of the Cincinnati Bell Inc. Savings and Security Plan, the Broadwing Retirement Savings Plan, and a class of participants in the Plans, generally allege that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”) by improperly encouraging the Plan participant-plaintiffs to elect to invest in the Company stock fund within the relevant Plan and by improperly continuing to make employer contributions to the Company stock fund within the relevant Plan.

On October 22, 2003, a putative consolidated class action complaint was filed in the U.S. District Court for the Southern District of Ohio. The Company filed its motion to dismiss on February 6, 2004. Plaintiffs have until April 2, 2004 to file their opposition, and the Company is required to file its reply by May 17, 2004. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

El Paso Global Networks Arbitration Proceeding

In June 2000, BRCOM entered into a long-term construction contract to build a fiber route system. During the second quarter of 2002, the customer alleged a breach of contract and requested the Company to cease all construction activities, requested a refund of $62.0 million in progress payments previously paid to the Company, and requested conveyance of title to all routes constructed under the contract. Subsequently, the Company notified the customer that such purported termination was improper and constituted a material breach under the terms of the contract, causing the Company to terminate the contract. As a result of the contract termination, the Company expensed $13.3 million in both costs incurred under the contract and estimated shutdown costs during the second quarter of 2002. In February 2004, the Company and El Paso Global Networks reached a final settlement of the arbitration proceeding. Under the terms of the settlement, both parties agreed to release their respective claims for monetary damages. As a result of the settlement, the Company recorded a $5.2 million charge included in “Asset Impairments and Other Charges (Credits)” in the Statement of Operations and Comprehensive Income (Loss) in the fourth quarter of 2003. The operating expenses were related to the increase in obligations assumed, indemnities granted and warranties provided under the terms of the settlement agreement over what had been previously recorded.

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sales and/or license of products and services,(b) indemnities to customers in connection with losses incurred while performing services on their premises (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company and (d) indemnities involving the representations and warranties in certain contracts. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make. Except for amounts recorded in relation to insured losses, the Company has not recorded a liability for these indemnities, commitments and other guarantees in the Consolidated Balance Sheets, excepted as described below.

The following table summarizes the Company’s indemnification obligations as of December 31, 2003:

		Estimated Maximum
(dollars in millions)	Fair Value	Indemnifications
Indemnifications to the buyer of the broadband assets	$7.8	$147.7
Indemnifications related to legal settlement agreements	3.2	25.7

Total Indemnifications	$11.0	$173.4

The Company has indemnified the buyer of the broadband assets against certain potential claims, including environmental, tax, title and authorization, broker, and other general claims. The title and authorization indemnification is capped at 100% of the purchase price of the broadband assets, which initially was $91.5 million, subject to reductions under the terms of the purchase agreement. The environmental and general indemnifications are capped at 50% of the purchase price of the broadband assets.

In order to determine the fair value of the indemnification obligations and warranties provided to the buyers of the broadband assets, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. The analysis resulted in a $7.8 million estimated fair value of the indemnification obligations, which is included in other liabilities and has been reflected as a reduction of the gain on sale of broadband assets in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2003.

In February 2004, the Company reached a final settlement with a customer related to a disputed construction contract, discussed above. As a result of the terms of the settlement, the Company recorded $3.2 million related to indemnities granted and warranties provided under the terms of the settlement agreement.

In order to determine the fair value of the indemnification obligations and warranties provided under the settlement agreement, the Company utilized a best estimates approach when possible and for certain indemnifications performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and certain scenarios within the range of possibilities. The analysis resulted in a $3.2 million estimated fair value of the indemnification obligations, which is included in other liabilities and has been reflected as an other operating expense in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2003.

Off-Balance Sheet Arrangements

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2003 the Company is not involved in any unconsolidated SPEs or VIEs.

12. Common and Preferred Shares

Common Shares

The par value of the Company’s common shares is $.01 per share. At December 31, 2003 and 2002, common shares outstanding were 244.6 million and 218.7 million, respectively. In July 1999, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $200 million of common shares of the Company. The 244.6 million shares of Company common shares outstanding at December 31, 2003, are net of approximately 7.9 million shares that were repurchased by the Company under its share repurchase program and certain management deferred compensation arrangements for a total cost of $145.5 million.

Preferred Share Purchase Rights Plan

In the first quarter of 1997, the Company’s Board of Directors adopted a Share Purchase Rights Plan by granting a dividend of one preferred share purchase right for each outstanding common share to shareowners of record at the close of business on May 2, 1997. Under certain conditions, each right entitles the holder to purchase one-thousandth of a Series A Preferred Share. The rights cannot be exercised or transferred apart from common shares, unless a person or group acquires 15% or more, or 20% or more for certain groups, of the Company’s outstanding common shares. The rights will expire May 2, 2007, if they have not been redeemed. The plan was amended in 2002. Under the original plan, no single entity was allowed to hold 15% of the Company’s outstanding shares. The amendment increased the allowed threshold from 15% to 20% for an investment adviser within the meaning of the Investment Advisers Act of 1940, and/or its affiliates.

Preferred Shares

The Company is authorized to issue 1,357,299 voting preferred shares without par value and 1,000,000 nonvoting preferred shares without par value.

The Company issued 155,250 voting shares of 6¾% cumulative convertible preferred stock at stated value. These shares were subsequently deposited into a trust in which the underlying 155,250 shares are equivalent to 3,105,000 depositary shares. Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 1.44 shares of Company common stock per depositary share of 6¾% convertible preferred stock. Dividends on the 6¾% convertible preferred stock are payable quarterly in arrears in cash, or common stock in certain circumstances if cash payment is not legally permitted. The liquidation preference on the 6¾% preferred shares is $1,000 per share (or $50 per depositary share).

13. Earnings (Loss) Per Common Share from Continuing Operations

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

	Year Ended December 31
(dollars in millions, except per share amounts)	2003	2002	2001
		(Restated,	(Restated,
		see Note 2)	see Note 2)
Numerator:
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$1,246.0	$(2,449.2)	$(345.2)
Preferred stock dividends	10.4	10.4	10.4

Numerator for basic — income (loss) from continuing operations applicable to common shareowners	1,235.6	(2,459.6)	(355.6)
Preferred stock dividends	10.4	—	—
Interest expense, net of tax — convertible subordinated notes	24.8	—	—

Numerator for diluted EPS — income (loss) from continuing operations applicable to common shareowners	$1,270.8	$(2,459.6)	$(355.6)

Denominator:
Denominator for basic EPS — weighted average common shares outstanding	226.9	218.4	217.4
Dilution:
Convertible preferred stock	4.5	—	—
Convertible subordinated notes	14.9	—	—
Stock options and warrants	6.9	—	—
Stock-based compensation arrangements	0.1	—	—

Denominator for diluted EPS per common share	253.3	218.4	217.4

Basic EPS from continuing operations	$5.44	$(11.27)	$(1.64)

Diluted EPS from continuing operations	$5.02	$(11.27)	$(1.64)

The inclusion in the diluted shares calculation of 4.5 million shares related to the convertible preferred stock, 14.9 million shares related to the convertible subordinated notes, 0.1 million shares related to shares in deferred compensation plans and 6.9 million shares related to vested “in-the-money” stock options and warrants during 2003 had a $0.42 per share impact on the diluted EPS calculation in 2003. The total number of potential additional shares outstanding related to stock options, restricted stock and the assumed conversion of the Company’s 6¾% convertible preferred stock was approximately 52 million at December 31, 2003 if all stock options currently outstanding were exercised and all convertible securities were to convert. The total number of potential additional shares outstanding related to stock options, restricted stock and the assumed conversion of the Company’s 6¾% convertible preferred stock and convertible subordinated notes was approximately 58 million and 51 million at December 31, 2002 and 2001, respectively, if all stock options currently outstanding were exercised and all convertible securities were to convert.

14. Income Taxes

Income tax provision (benefit) from continuing operations consists of the following:

	Year ended December 31
	2003	2002	2001
		(Restated,	(Restated,
(dollars in millions)		see Note 2)	see Note 2)
Current:
Federal	$—	$(38.1)	$(15.8)
State and local	1.0	(1.9)	0.9

Total current	1.0	(40.0)	(14.9)
Investment tax credits	(0.6)	(0.4)	(0.4)
Deferred:
Federal	194.3	(767.9)	(94.5)
State and local	(76.6)	(178.7)	(41.8)

Total deferred	117.7	(946.6)	(136.3)
Valuation allowance	(946.9)	1,110.7	38.8

Total	$(828.8)	$123.7	$(112.8)

In prior years, federal income tax refunds have been reflected as a current benefit.

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate applied to continuing operations for each year:

	Year ended December 31
	2003	2002	2001
		(Restated,	(Restated,
		see Note 2)	see Note 2)
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	(11.9)	5.2	6.1
Change in valuation allowance	(225.5)	(45.0)	(5.9)
Amortization of nondeductible intangible assets	—	—	(5.5)
Dividends on 12½% exchangeable preferred stock	2.7	(0.7)	(3.5)
Nondeductible interest expense	1.8	(0.2)	(1.0)
Other differences, net	(0.8)	0.4	(0.6)

Effective rate	(198.7%)	(5.3%)	24.6%

The total income tax expense (benefit) realized by the Company consists of the following:

	Year ended December 31
	2003	2002	2001
		(Restated,	(Restated,
(dollars in millions)		see Note 2)	see Note 2)
Income tax provision (benefit) related to:
Continuing operations	$(828.8)	$123.7	$(112.8)
Discontinued operations	—	119.7	16.3
Other comprehensive loss	0.1	(1.7)	(50.2)
Cumulative effect of change in accounting principle	47.5	(5.9)	—

Total income tax provision (benefit)	$(781.2)	$235.8	$(146.7)

The Company recognized an income tax benefit from the exercise of certain stock options in 2003, 2002 and 2001 of $0.6 million, $2.5 million and $19.5 million, respectively. This benefit resulted in a decrease in current income taxes payable and an increase in additional paid in capital.

The components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31
	2003	2002
		(Restated,
(dollars in millions)		see Note 2)
Deferred tax assets:
Net operating loss carryforwards	$983.2	$447.8
Depreciation and amortization	—	582.2
Unearned revenue	—	86.4
State taxes	—	8.3
Restructuring related items	5.5	24.3
Other	78.4	68.7

Total deferred tax assets	1,067.1	1,217.7
Valuation allowance	(262.0)	(1,210.5)

Net deferred income tax assets	805.1	7.2

Deferred tax liabilities:
Depreciation and amortization	16.6	—
Investments	27.7	10.2
State taxes	15.5	—
Other	6.0	22.9

Total deferred tax liabilities	65.8	33.1

Net deferred tax asset (liability)	$739.3	$(25.9)

As of December 31, 2003, the Company had approximately $1,856.3 million of federal operating loss tax carryforwards, with a deferred tax asset value of $649.7 million, and $333.5 million in deferred tax assets related to state and local operating loss tax carryforwards. Tax loss carryforwards will generally expire between 2011 and 2023. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.

The Company had a valuation allowance of $262.0 million and $1,210.5 million for the years ended December 31, 2003 and 2002, respectively. The net decrease in the valuation allowance of $948.5 million during 2003 was primarily due to the reversal of the valuation allowance related to the uncertainties surrounding BRCOM’s liquidity, which were substantially mitigated during the fourth quarter of 2003. The remaining valuation allowance is necessary due to the uncertainties surrounding the ability of the Company to utilize certain state net operating loss carry forwards before expiration.

The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. The Company concluded, due to the sale of the broadband business and the historical and future projected earnings of the remaining businesses, that the Company will utilize future deductions and available net operating loss carryforwards prior to their expiration. The Company also concluded that it was more likely than not that certain state tax loss carryforwards would not be realized based upon the analysis described above and therefore provided a valuation allowance.

15. Employee Benefit Plans

Pension and Postretirement Plans

The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees and one supplemental, nonqualified, unfunded plan for certain senior executives.

The management pension plan is a cash balance plan in which the pension benefit is determined by a combination of compensation-based credits and annual guaranteed interest credits. The non-management pension plan is also a cash balance plan in which the pension benefit is determined by a combination of service and job-classification-based credits and annual interest credits. Benefits for the supplemental plan are based on eligible pay, adjusted for age and service upon retirement. Funding of the management and non-management plans is achieved through contributions to an irrevocable trust fund. The contributions are determined using the aggregate cost method. The Company uses the traditional unit credit cost method for determining pension cost for financial reporting purposes and uses a December 31 measurement date for all of its plans.

The Company also provides health care and group life insurance benefits for eligible retirees. The Company funds certain group life insurance benefits through Retirement Funding Accounts and funds health care benefits and other group life insurance benefits using Voluntary Employee Benefit Association (“VEBA”) trusts. It is the Company’s practice to fund amounts as deemed appropriate from time to time. Contributions are subject to IRS limitations developed using the aggregate cost method.

The actuarial expense calculation for the postretirement health plan is based on numerous assumptions, estimates and judgments including health care cost trend rates and cap-related cost sharing. Certain of the Company’s non-management labor contracts contain an annual dollar value cap for the purpose of determining postretirement health care contributions required from retirees. The Company has waived cost sharing in excess of the cap during the current contract period, but will begin collecting certain cost sharing payments from certain non-management employees beginning in 2004. The caps for certain contracts are set during each bargaining cycle in connection with the negotiation of the overall contract. In accordance with the provisions of SFAS 106, the Company accounts for non-management retiree health benefits in accordance with the terms of each individual contract.

The Company made the one-time election under FSP 106-1 to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The Company has elected to defer the accounting effects of the Act until the FASB issues guidance on how to account for the federal subsidy. The Company expects the Act to reduce its annual non-cash postretirement health expense by approximately $1 million and reduce its postretirement health liability by up to $12 million, assuming no plan design changes.

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans. Pension and postretirement benefit costs are as follows:

				Postretirement and
	Pension Benefits			Other Benefits
(dollars in millions) Year ended December 31	2003	2002	2001	2003	2002	2001
Service cost (benefits earned during the period)	$9.6	$11.4	$11.7	$1.7	$1.4	$1.3
Interest cost on projected benefit obligation	28.8	31.2	31.4	15.7	15.2	15.4
Expected return on plan assets	(39.2)	(45.7)	(46.4)	(6.6)	(8.8)	(10.1)
Curtailment loss	2.7	0.2	3.9	—	—	—
Amortization of:
Transition (asset)/obligation	(2.5)	(2.4)	(2.4)	4.2	4.2	4.8
Prior service cost	3.2	3.2	3.1	1.4	0.6	0.3
Net gain	(0.1)	(5.9)	(8.0)	1.5	—	(0.3)

Actuarial (income) expense	$2.5	$(8.0)	$(6.7)	$17.9	$12.6	$11.4

The following are the weighted average assumptions used in accounting for the pension and postretirement benefit cost in the Statements of Operations and Comprehensive Income (Loss) for the years ended December 31:

				Postretirement and
	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Discount rate — net prepaid benefit expense	6.50%	7.25%	7.50%	6.50%	7.25%	7.50%
Expected long-term rate of return on Pension and VEBA plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
Expected long-term rate of return on retirement fund account assets	n/a	n/a	n/a	8.00%	8.00%	8.00%
Future compensation growth rate	4.50%	4.50%	4.50%	n/a	n/a	n/a

The Company expects to make cash funding contributions to its pension plans of approximately $3.3 million in 2004. The associated pension plans’ assets consist of the following:

	Pension Assets
		Percentage of Plan
	Target	Assets at December 31,
	Allocation 2004	2003	2002
Plan Assets:
Fixed Income	20% - 38%	28.9%	30.0%
Equity Securities *	55% - 65%	60.5%	60.0%
Real Estate	8% - 12%	10.6%	10.0%

Total		100.0%	100.0%

*At December 31, 2003 and 2002, respectively, pension plan assets include
$7 million and $5 million in Company common stock.

The Company expects to make cash funding contributions to its postretirement health plans of approximately $8.4 million in 2004. The associated postretirement and other plans’ assets consist of the following:

	Postretirement and Other Assets
	Health Care			Group Life Insurance
		Percentage of Plan			Percentage of Plan
	Target	Assets at December 31,		Target	Assets at December 31,
	Allocation 2004	2003	2002	Allocation 2004	2003	2002
Plan Assets:
Fixed Income	30% - 40%	36.3%	55.7%	35% - 45%	21.1%	100.0%
Equity Securities	60% - 70%	63.7%	44.3%	55% - 65%	29.7%	—
Cash*	—	—	—	—	49.2%	—

Total		100.0%	100.0%		100.0%	100.0%

*In 2003 the Company transferred 49.2% of the Group Life Insurance assets to Cash pending a private letter ruling from the Internal Revenue Service, which would allow the assets to be transferred to cover benefit obligations under other postretirement plans.

Reconciliation of the beginning and ending balance of the plans’ funded status were:

			Postretirement and
	Pension Benefits		Other Benefits
(dollars in millions) Year ended December 31	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at January 1	$477.4	$458.8	$238.5	$209.4
Service cost	9.6	11.4	1.7	1.4
Interest cost	28.7	31.2	15.7	15.2
Amendments loss	1.2	2.7	32.7	10.4
Actuarial loss	2.0	25.6	26.0	23.8
Benefits paid	(51.1)	(50.3)	(24.1)	(21.7)
Curtailment gain	(1.3)	(2.0)	—	—

Benefit obligation at December 31	$466.5	$477.4	$290.5	$238.5

Change in plan assets:
Fair value of plan assets at January 1	$407.9	$517.2	$88.1	$114.4
Actual return on plan assets	91.4	(62.2)	11.1	(12.9)
Employer contribution	3.0	3.2	9.5	8.3
Benefits paid	(51.1)	(50.3)	(24.1)	(21.7)

Fair value of plan assets at December 31	$451.2	$407.9	$84.6	$88.1

Reconciliation to Balance Sheet:
Unfunded status	$(15.3)	$(69.5)	$(205.9)	$(150.4)
Unrecognized transition (asset) obligation	(2.9)	(5.2)	37.9	42.1
Unrecognized prior service cost	28.9	32.5	43.2	11.9
Unrecognized net loss	34.5	86.9	61.3	41.3

(Accrued) prepaid benefit cost	$45.2	$44.7	$(63.5)	$(55.1)

As of December 31, 2003 and 2002, the Company’s accumulated benefit obligation related to its pension plans was $466.1 million and $459.8 million, respectively.

The following table presents information for certain of the pension and postretirement plans with a projected benefit obligation in excess of the fair value of plan assets:

	Pension Plans		Postretirement Health Plans
(dollars in millions)	2003	2002	2003	2002
Projected benefit obligation	$271.1	$477.4	$290.5	$238.5
Fair value of plan assets	$236.3	$407.9	$84.6	$88.1

The following table presents information for certain of the pension plans with an accumulated benefit obligation in excess of the fair value of plan assets:

	Pension Plans
(dollars in millions)	2003	2002
Accumulated benefit obligation	$270.6	$274.5
Fair value of plan assets	$236.3	$220.9

The combined net pension prepaid benefit expense consists of:

	Pension Benefits
(dollars in millions) Year ended December 31	2003	2002
Prepaid benefit cost	$68.4	$66.2
Accrued benefit liability	(34.4)	(53.6)
Intangible asset	7.1	19.1
Accumulated other comprehensive income	4.1	13.0

Net amount recognized	$45.2	$44.7

The following are the weighted average assumptions used in accounting for and measuring the pension and postretirement benefit obligation in the Consolidated Balance Sheets at December 31:

				Postretirement and
	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Discount rate — projected benefit obligation	6.00%	6.50%	7.25%	6.00%	6.50%	7.25%
Expected long-term rate of return on Pension and VEBA plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
Expected long-term rate of return on retirement fund account assets	n/a	n/a	n/a	8.00%	8.00%	8.00%
Future compensation growth rate	4.50%	4.50%	4.50%	n/a	n/a	n/a

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the following: the participant’s benefit horizons; the mix of investments held directly by the plans; and the current view of expected future returns, which is influenced by historical averages.

Changes in actual asset return experience and discount rate assumptions can impact the Company’s operating results, financial position and cash flows. Actual asset return experience results in an increase or decrease in the asset base and this effect, in conjunction with a decrease in the pension discount rate, may result in a plan’s assets being less than a plan’s accumulated benefit obligation (“ABO”). The ABO is the present value of benefits earned to date and is based on past compensation levels. The Company is required to show in its consolidated balance sheet a net liability that is at least equal to the ABO less the market value of plan assets. This liability is referred to as an additional minimum pension liability (“AML”). As of December 31, 2003, the Company’s ABO was $466.1 million and its AML was $11.2 million.

The assumed health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2003, was 9.03% and is assumed to decrease gradually to 4.51% by the year 2009. In addition, a one-percentage point change in assumed health care cost trend rates would have the following effect on the postretirement benefit costs and obligation:

(dollars in millions)	1% Increase	1% Decrease
2003 service and interest costs	$0.7	$(0.7)
Post retirement benefit obligation at December 31, 2003	$11.9	$(10.7)

Savings Plans

The Company sponsors several defined contribution plans covering substantially all employees. The Company’s contributions to the plans are based on matching a portion of the employee contributions, on a percentage of employee earnings. Company and employee contributions are invested in various investment funds at the direction of the employee. Total Company contributions to the defined contribution plans were $6.6 million, $8.8 million and $10.3 million for 2003, 2002, and 2001, respectively.

16. Stock-Based Compensation Plans

During 2003 and in prior years, certain employees and directors of the Company were granted stock options and other stock-based awards under the Company’s Long-Term Incentive Plans (“Company LTIP”). Under the Company LTIP, options are granted with exercise prices that are no less than market value of the stock at the grant date. Generally, stock options and stock appreciation rights have ten-year terms and vesting terms of three to five years. The number of shares authorized and available for grant under these plans were approximately 78.3 million and 28.4 million, respectively, at December 31, 2003.

Presented below is a summary of the status of outstanding Company stock options issued to employees and related transactions (shares in thousands):

		Weighted Average
	Shares	Exercise Price
Company options held by employees and directors at December 31, 2000	26,759	$18.54
Granted	14,207	$15.96
Exercised	(2,266)	$9.52
Forfeited/expired	(4,931)	$23.09

Company options held by employees and directors at December 31, 2001	33,769	$17.40
Granted	8,142	$3.71
Exercised	(219)	$3.71
Forfeited/expired	(5,205)	$18.55

Company options held by employees and directors at December 31, 2002	36,487	$14.80
Granted	4,167	$5.58
Exercised	(620)	$3.57
Forfeited/expired	(10,027)	$15.61

Company options held by employees and directors at December 31, 2003	30,007	$13.45

The following table summarizes the status of Company stock options outstanding and exercisable at December 31, 2003 (shares in thousands):

		Options Outstanding		Options Exercisable
		Weighted Average
Range of		Remaining Contractual	Weighted Average		Weighted Average
Exercise Prices	Shares	Life in Years	Exercise Price	Shares	Exercise Price
$1.88 to $5.66	8,647	9.01	$4.48	2,332	$3.61
$5.66 to $13.16	7,627	6.21	$10.23	6,178	$10.40
$13.16 to $16.78	7,565	5.24	$16.58	6,769	$16.56
$16.78 to $38.19	6,168	6.40	$26.16	5,902	$26.27

Total	30,007	6.81	$13.45	21,181	$16.04

In 2003 and 2002, there were no restricted stock awards granted. During 2001, restricted stock awards were 65,000 shares and the weighted average market value of the shares on the grant date was $24.41. Restricted stock awards generally vest within one to five years. Total compensation expense for restricted stock awards during 2003, 2002 and 2001 was $0.3 million, $3.8 million and $6.1 million, respectively.

In January 1999, the Company granted stock options to each of its then existing employees (approximately 3,500). According to the terms of this program, stock option grant recipients remaining with the Company until January 2002 could exercise their options to purchase up to 500 common shares each at an exercise price of $16.75. This plan also includes a provision for option grants to employees hired after the January 1999 grant date, in smaller amounts and at an exercise price based on the month of hire (e.g., employees hired during 2001 received options to purchase up to 300 common shares of the Company). Grant recipients must exercise their options within ten years of the date of grant.

In December 2001, the Company announced an additional stock option grant to a majority of its management employees. Each eligible employee was granted 300 options to purchase common shares at an exercise price of $9.65. The options vest over a period of three years and expire ten years from the date of grant.

In November 2003, the Company announced an additional stock option grant. Each management employee was granted 1,000 options and each hourly employee was granted 300 options to purchase common shares at an exercise price of $5.66. The options vest over a period of three years and expire ten years from the date of grant.

17. Discontinued Operations

On March 8, 2002, the Company sold substantially all of the assets of its Cincinnati Bell Directory (“CBD”) subsidiary to a group of investors for $345.0 million in cash and a 2.5% equity stake in the newly formed entity. CBD published Yellow Pages directories and sold directory advertising and informational services in Cincinnati Bell Telephone’s local service area. In the first quarter of 2002, the Company recorded a pre-tax gain of $328.3 million ($211.8 million, net of taxes), related to the sale of these assets in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Income from discontinued operations, net of taxes.”

The consolidated financial statements and the Company’s Other segment were restated to reflect the disposition of CBD as a discontinued operation under SFAS 144. Accordingly, revenue, costs, expenses, and cash flows of CBD have been reported as “Income from discontinued operations, net of taxes,” “Net cash provided by (used in) discontinued operations,” “Gain from sale of discontinued operations, net of taxes”, or “Proceeds from sale of discontinued operations, net of taxes” for all periods presented.

Selected financial information for the discontinued operations is as follows:

	Year ended December 31,
(dollars in millions)	2003	2002	2001
Results of Operations:
Revenue	$—	$15.7	$78.9

Income from discontinued operations prior to sale	$—	$9.0	$45.9
Gain on sale of discontinued operations	—	328.3	—
Income tax provision *	—	119.7	16.3

Income from discontinued operations, net of tax	$—	$217.6	$29.6

* 2002 includes $116.5 income tax expense on disposition of discontinued operations

The effective tax rates for discontinued operations in 2003, 2002 and 2001 were 0.0%, 35.5% and 36%, respectively.

18. Additional Financial Information

Balance Sheet

			Depreciable
(dollars in millions) As of December 31	2003	2002	Lives (Years)
Property, plant and equipment:
Land and rights of way	$5.7	$6.3	20 - Indefinite
Buildings and leasehold improvements	189.2	190.9	2 - 40
Telephone plant	2,099.9	2,020.3	3 - 29
Transmission facilities	75.3	116.4	2 - 20
Furniture, fixtures, vehicles, and other	137.1	154.3	8 - 20
Construction in process	17.8	39.5	—

Subtotal	2,525.0	2,527.7
Less: Accumulated depreciation	(1,626.2)	(1,659.8)

Property, plant and equipment, net*	$898.8	$867.9

(dollars in millions) As of December 31	2003	2002
Other current liabilities:
Accrued payroll and benefits	$25.9	$28.9
Accrued interest	27.0	10.1
Accrued cost of service	—	32.7
Accrued insurance	11.3	16.2
Other current liabilities	61.3	53.3

Total other current liabilities	$125.5	$141.2

Accumulated other comprehensive loss:
Unrealized loss on interest rate swaps	$—	$(4.5)
Additional minimum pension liability	(2.3)	(9.3)

Total accumulated other comprehensive loss	$(2.3)	$(13.8)

Statement of Operations and Cash Flows

(dollars in millions) Year ended December 31	2003	2002	2001
Capitalized interest expense	$1.0	$9.1	$23.6
Cash paid (received) for:
Interest (net of amount capitalized)	$122.0	$124.8	$142.6
Income taxes (net of refunds)	$0.3	$(40.3)	$(17.9)
Noncash investing and financing activities:
Interest expense	$88.7	$47.4	$37.0
Decrease in minority interest due to accretion of 12½% exchangeable preferred stock	$2.0	$3.5	$3.2
Decrease in assets due to capital lease modification	$6.2	$—	$—
Decrease in liabilities due to capital lease modification	$(14.0)	$—	$—
Decrease of long-term debt due to exchange of 12½% notes and 9% notes to common stock	$(524.9)	$—	$—
Issuance of common stock in exchange for the 12½% Preferreds and 9% notes	$532.9	$—	$—

* Includes $34.7 and $27.2, respectively, of assets accounted for as capital leases, net of accumulated depreciation of $19.9 and $45.7, respectively, included in ‘Buildings and leasehold improvements,’ ‘Telephone plant,’ ‘Transmission facilities,’ and ‘Furniture, fixtures, vehicles and other.’

19. Business Segment Information

The Company is organized on the basis of products and services. The Company’s segments are strategic business units that offer distinct products and services and are aligned with specific subsidiaries of the Company. The Company operates in the four business segments, Local, Wireless, Other and Broadband, as described below.

The Local segment provides local telephone service, network access, data transport (including DSL), high-speed and dial-up Internet access, inter-lata toll, telecommunications equipment, installation and maintenance as well as other ancillary products and services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. This market consists of approximately 2,400 square miles located within an approximately 25-mile radius of Cincinnati, Ohio. Services are provided through the Company’s CBT subsidiary.

The Wireless segment includes the operations of the CBW subsidiary, a venture in which the Company owns 80.1% and AWE owns the remaining 19.9%. This segment provides advanced digital personal communications and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas.

The Other segment combines the operations of Cincinnati Bell Any Distance (“CBAD”) and Cincinnati Bell Public Communications Inc. (“Public”). CBAD resells voice long distance service and Public provides public payphone services.

The Broadband segment previously provided data and voice communication services nationwide through the Company’s BRCOM subsidiary. These services were provided over approximately 18,700 route miles of fiber-optic transmission facilities. Broadband segment revenue was generated by broadband transport through private line and IRU agreements, Internet services utilizing technology based on Internet protocol (“IP”), and switched voice services provided to both wholesale and retail customers. During the second and third quarters of 2003, the Company sold substantially all of its broadband assets, which were reported in the Broadband segment (refer to Note 3). The Broadband segment continues to offer information technology consulting (“IT consulting”), data collocation and managed services through the Company’s CBTS subsidiary.

CBT will continue to market the buyers’ broadband products to business customers and purchase capacity on the buyers’ national network in order to sell long distance services, under the CBAD brand, to residential and business customers in the Greater Cincinnati area market after the closing of the sale, subject to the terms of the agreements with the buyer. Prior to the sale of substantially all the broadband assets, CBT recognized the customer-invoiced amount as revenue and the related costs of providing service. For results prior to June 13, 2003 the Company has recast the Local segment and Broadband segment results as if Broadwing had paid the difference between the historical invoiced amount of revenue less related costs of providing service as commission revenue.

For segment reporting purposes through the June 13, 2003 first stage closing of the sale of substantially all of the broadband assets, the Other segment reported revenue for long distance switched voice minutes provided by the Broadband segment to customers in the Greater Cincinnati area. The Other segment recorded a corresponding cost of service based on the market rate margins for the resale of long distance switched voice minutes to third parties. The Broadband segment recorded revenue equal to the cost recorded in the Other segment. The cost recorded by the Other segment and revenue recorded by the Broadband segment were eliminated in consolidation. After the completion of the first stage closing of the sale of the broadband assets, the Other segment recorded revenue for customers in the Greater Cincinnati area, but recorded costs to a third-party vendor, the buyer, which were no longer eliminated in consolidation.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment. The Company’s business segment information is as follows:

	Year Ended December 31,
(dollars in millions)	2003	2002	2001
			(Restated, see Note 2)
Revenue
Local	$820.4	$833.1	$824.7
Wireless	259.5	267.2	254.4
Other	81.1	82.8	79.0
Broadband	448.7	1,075.4	1,169.6
Intersegment	(51.9)	(79.9)	(75.4)

Total Revenue	$1,557.8	$2,178.6	$2,252.3

Intersegment Revenue
Local	$27.1	$35.6	$33.0
Wireless	1.1	0.3	0.9
Other	0.5	0.2	(0.2)
Broadband	23.2	43.8	41.7

Total Intersegment Revenue	$51.9	$79.9	$75.4

Operating Income (Loss)
Local	$296.1	$285.3	$266.5
Wireless	60.2	69.1	37.7
Other	6.5	1.7	(3.7)
Broadband	348.6	(2,437.6)	(547.9)
Corporate and Eliminations	(27.4)	(12.0)	(19.4)

Total Operating Income (Loss)	$684.0	$(2,093.5)	$(266.8)

Capital Additions
Local	$81.0	$80.3	$121.4
Wireless	40.2	29.5	52.0
Other	0.9	0.9	2.0
Broadband	4.2	64.9	472.0
Corporate and Eliminations	0.1	0.3	1.1

Total Capital Additions	$126.4	$175.9	$648.5

Depreciation and Amortization
Local	$125.7	$146.7	$140.3
Wireless	38.8	31.3	28.2
Other	2.1	1.9	1.8
Broadband	2.5	315.9	384.1
Corporate and Eliminations	0.6	0.5	0.4

Total Depreciation and Amortization	$169.7	$496.3	$554.8

Assets (at December 31, 2003 and 2002)		(Restated, see Note 2)
Local	$783.6	$763.9
Wireless	391.8	379.2
Other	123.9	17.1
Broadband	510.1	228.6
Corporate and Eliminations	264.1	63.8

Total Assets	$2,073.5	$1,452.6

20. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate, where practicable, the fair value of each class of financial instruments:

Cash and cash equivalents, and current maturities of long-term debt — The carrying amount approximates fair value because of the short-term maturity of these instruments.

Accounts receivable and accounts payable — The carrying amounts approximate fair value.

Current and Long-term debt — The fair value is estimated based on year-end closing market prices of the Company’s debt and of similar liabilities. The carrying amounts of long-term debt, excluding capital leases, at December 31, 2003 and 2002 were $2,269.6 million and $2,519.4 million, respectively. The estimated fair values at December 31, 2003 and 2002 were $2,475.8 million and $2,255.7 million, respectively.

Convertible preferred stock — The fair value of the 63/4% Cumulative Convertible Preferred Stock at December 31, 2003 and 2002 was $106.1 million and $54.3 million, respectively, based on the trading value on those dates.

Interest rate risk management —The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company continuously monitors the ratio of variable to fixed interest rate debt to maximize its total return. As of December 31, 2003 and 2002 approximately 74% and 51% of debt, respectively, was fixed-rate debt and approximately 26% and 49%, respectively, were bank loans with variable interest rates.

21. Supplemental Guarantor Information

CBT Notes

CBT, a wholly owned subsidiary of the Parent Company, has registered debt outstanding that is guaranteed by the Parent Company but not by other subsidiaries of the Parent Company. The guarantee is full and unconditional and is joint and several. Substantially all of the Parent Company’s income and cash flow is generated by its subsidiaries. Generally, funds necessary to meet the Parent Company’s debt service obligations are provided by distributions or advances from its subsidiaries.

The following information sets forth the consolidating balance sheets of the Company as of December 31, 2003, and 2002 and the consolidating statements of operations and cash flows for the three years ended December 31, 2003, 2002 and 2001 of (1) Cincinnati Bell Inc., the Parent Company and guarantor (2) CBT, the issuer and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations
(dollars in millions)

	For the year ended December 31, 2003
	Parent
	(CBT Note	CBT	Other
	Guarantor)	Issuer	(Non-guarantors)	Eliminations	Total
Revenue	$—	$820.4	$789.3	$(51.9)	$1,557.8
Operating costs, expenses, gains and losses	27.3	524.3	374.1	(51.9)	873.8

Operating income (loss)	(27.3)	296.1	415.2	—	684.0
Equity in earnings (loss) of subsidiaries and discontinued operations	1,160.7	—	—	(1,160.7)	—
Interest expense and other financing costs	202.3	20.8	71.5	(60.4)	234.2
Other expense (income), net	(44.1)	(10.9)	27.2	60.4	32.6

Income (loss) before income taxes and cumulative effect of change in accounting principle	975.2	286.2	316.5	(1,160.7)	417.2
Income tax expense (benefit)	(270.8)	95.2	(653.2)	—	(828.8)

Income (loss) from continuing operations and cumulative effect of change in accounting principle	1,246.0	191.0	969.7	(1,160.7)	1,246.0
Cumulative effect of change in accounting principle, net of tax	85.9	86.3	(0.4)	(85.9)	85.9

Net income (loss)	1,331.9	277.3	969.3	(1,246.6)	1,331.9
Preferred stock dividends	10.4	—	—	—	10.4

Net income (loss) applicable to common shareowners	$1,321.5	$277.3	$969.3	$(1,246.6)	$1,321.5

	For the year ended December 31, 2002 (Restated)
	Parent
	(CBT Note	CBT	Other
	Guarantor)	Issuer	(Non-guarantors)	Eliminations	Total
Revenue	$—	$833.1	$1,425.4	$(79.9)	$2,178.6
Operating costs and expenses	12.1	547.8	3,792.1	(79.9)	4,272.1

Operating income (loss)	(12.1)	285.3	(2,366.7)	—	(2,093.5)
Equity in earnings (loss) of subsidiaries and discontinued operations	(2,139.7)	—	—	2,139.7	—
Interest expense and other financing costs	137.8	22.1	81.9	(77.6)	164.2
Other expense (income), net	(28.6)	(2.9)	21.7	77.6	67.8

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	(2,261.0)	266.1	(2,470.3)	2,139.7	(2,325.5)
Income tax expense (benefit)	(29.4)	95.1	58.0	—	123.7

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(2,231.6)	171.0	(2,528.3)	2,139.7	(2,449.2)
Income from discontinued operations, net	—	—	217.6	—	217.6
Cumulative effect of a change in accounting principle, net of tax	(2,008.7)	—	(2,008.7)	2,008.7	(2,008.7)

Net income (loss)	(4,240.3)	171.0	(4,319.4)	4,148.4	(4,240.3)
Preferred stock dividends	10.4	—	—	—	10.4

Net income (loss) applicable to common shareowners	$(4,250.7)	$171.0	$(4,319.4)	$4,148.4	$(4,250.7)

	For the year ended December 31, 2001 (Restated)
	Parent
	(CBT Note	CBT	Other
	Guarantor)	Issuer	(Non-guarantors)	Eliminations	Total
Revenue	$—	$824.7	$1,502.9	$(75.3)	$2,252.3
Operating costs and expenses	22.5	558.2	2,016.7	(78.3)	2,519.1

Operating income (loss)	(22.5)	266.5	(513.8)	3.0	(266.8)
Equity in earnings (loss) of subsidiaries and discontinued operations	(205.6)	—	—	205.6	—
Interest expense and other financing costs	163.0	23.7	83.8	(102.4)	168.1
Other expense (income), net	(54.5)	(0.3)	(24.5)	102.4	23.1

Income (loss) before income taxes and discontinued operations	(336.6)	243.1	(573.1)	208.6	(458.0)
Income tax expense (benefit)	(21.0)	85.9	(177.7)	—	(112.8)

Income (loss) from continuing operations before discontinued operations	(315.6)	157.2	(395.4)	208.6	(345.2)
Income from discontinued operations, net	—	—	29.6	—	29.6

Net income (loss)	(315.6)	157.2	(365.8)	208.6	(315.6)
Preferred stock dividends	10.4	—	—	—	10.4

Net income (loss) applicable to common shareowners	$(326.0)	$157.2	$(365.8)	$208.6	$(326.0)

Condensed Consolidating Balance Sheets
(dollars in millions)

	As of December 31, 2003
	Parent
	(CBT Note	CBT	Other
	Guarantor)	Issuer	(Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$23.5	$1.7	$0.8	$—	$26.0
Receivables, net	0.1	78.6	61.8	—	140.5
Other current assets	3.6	47.5	42.8	(1.0)	92.9

Total current assets	27.2	127.8	105.4	(1.0)	259.4
Property, plant and equipment, net	1.2	642.9	254.7	—	898.8
Goodwill and other intangibles, net	—	—	88.1	—	88.1
Investments in and advances to subsidiaries	1,095.9	—	—	(1,095.9)	—
Other noncurrent assets	367.0	12.9	584.2	(136.9)	827.2

Total assets	$1,491.3	$783.6	$1,032.4	$(1,233.8)	$2,073.5

Current portion of long-term debt	$5.3	$5.3	$2.7	$—	$13.3
Accounts payable	0.6	38.3	25.6	—	64.5
Other current liabilities	80.9	80.4	91.3	(23.6)	229.0

Total current liabilities	86.8	124.0	119.6	(23.6)	306.8
Long-term debt, less current portion	2,012.1	262.4	—	—	2,274.5
Other noncurrent liabilities	71.8	99.9	74.5	(114.3)	131.9
Intercompany payables	—	28.8	456.7	(485.5)	—

Total liabilities	2,170.7	515.1	650.8	(623.4)	2,713.2
Minority interest	—	—	39.7	—	39.7
Shareowners’ equity (deficit)	(679.4)	268.5	341.9	(610.4)	(679.4)

Total liabilities and shareowners’ equity (deficit)	$1,491.3	$783.6	$1,032.4	$(1,233.8)	$2,073.5

	As of December 31, 2002 (Restated)
	Parent
	(CBT Note	CBT	Other
	Guarantor)	Issuer	(Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$38.6	$2.6	$3.7	$—	$44.9
Restricted Cash	7.0	—	—	—	7.0
Receivables, net	—	87.1	153.0	—	240.1
Other current assets	3.8	39.9	59.7	(0.6)	102.8
Intercompany receivables	—	64.7	—	(64.7)	—

Total current assets	49.4	194.3	216.4	(65.3)	394.8
Property, plant and equipment, net	1.7	560.8	305.4	—	867.9
Goodwill and other intangibles, net	—	—	88.7	—	88.7
Other noncurrent assets	113.1	8.8	22.7	(43.4)	101.2
Investments in and advances to subsidiaries	(622.2)	—	—	622.2	—

Total assets	$(458.0)	$763.9	$633.2	$513.5	$1,452.6

Current portion of long-term debt	$172.1	$26.8	$4.8	$—	$203.7
Accounts payable	1.7	50.8	76.9	—	129.4
Other current liabilities	48.9	78.5	284.9	4.2	416.5

Total current liabilities	222.7	156.1	366.6	4.2	749.6
Long-term debt, less current portion	1,835.4	278.9	240.4	—	2,354.7
Other noncurrent liabilities	82.7	71.3	397.5	(48.3)	503.2
Intercompany payables	—	—	1,804.9	(1,804.9)	—

Total liabilities	2,140.8	506.3	2,809.4	(1,849.0)	3,607.5
Minority interest	—	—	29.5	414.4	443.9
Redeemable preferred stock	—	—	414.4	(414.4)	—
Shareowners’ equity (deficit)	(2,598.8)	257.6	(2,620.1)	2,362.5	(2,598.8)

Total liabilities and shareowners’ equity (deficit)	$(458.0)	$763.9	$633.2	$513.5	$1,452.6

Condensed Consolidating Statements of Cash Flows
(dollars in millions)

	For the year ended December 31, 2003
	Parent
	(CBT Note	CBT	Other
	Guarantor)	Issuer	(Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$339.0	$277.3	$(305.7)	$—	$310.6

Capital expenditures	(0.1)	(81.0)	(45.3)	—	(126.4)
Proceeds from sale of broadband assets	—	—	82.7	—	82.7
Other investing activities	3.2	—	(2.3)	—	0.9

Cash Flows provided by (used in) investing activities	3.1	(81.0)	35.1	—	(42.8)

Issuance of long-term debt	1,390.0	—	—	—	1,390.0
Capital contributions and other intercompany transactions	(299.3)	(173.0)	472.3	—	—
Repayment of long-term debt	(1,371.3)	(20.0)	(193.8)	—	(1,585.1)
Short-term borrowings (repayments), net	—	(4.2)	(1.3)	—	(5.5)
Issuance of common shares - exercise of stock options	2.2	—	—	—	2.2
Other financing activities	(78.8)	—	(9.5)	—	(88.3)

Cash Flows provided by (used in) financing activities	(357.2)	(197.2)	267.7	—	(286.7)

Increase (decrease) in cash and cash equivalents	(15.2)	(0.9)	(2.8)	—	(18.9)
Beginning cash and cash equivalents	38.6	2.6	3.7	—	44.9

Ending cash and cash equivalents	$23.5	$1.7	$0.8	$—	$26.0

	For the year ended December 31, 2002 (Restated)
	Parent
	(CBT Note	CBT	Other
	Guarantor)	Issuer	(Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$4.1	$326.8	$(138.3)	$—	$192.6

Capital expenditures	(0.2)	(80.3)	(95.4)	—	(175.9)
Proceeds from sale of discontinued operations	—	—	345.0	—	345.0
Other investing activities	—	—	23.3	—	23.3

Cash flows provided by (used in) investing activities	(0.2)	(80.3)	272.9	—	192.4

Issuance of long-term debt	—	—	151.0	—	151.0
Capital contributions and other intercompany transactions	486.9	(217.3)	(269.6)	—	—
Repayment of long-term debt	(450.0)	(20.0)	—	—	(470.0)
Short-term borrowings and capital leases, net	—	(6.6)	(0.3)	—	(6.9)
Issuance of common shares - exercise of stock options	0.8	—	—	—	0.8
Other financing activities	(20.3)	—	(24.7)	—	(45.0)

Cash flows provided by (used in) financing activities	17.4	(243.9)	(143.6)	—	(370.1)

Increase (decrease) in cash and cash equivalents	21.3	2.6	(9.0)	—	14.9
Beginning cash and cash equivalents	17.3	—	12.7	—	30.0

Ending cash and cash equivalents	$38.6	$2.6	$3.7	$—	$44.9

	For the year ended December 31, 2001 (Restated)
	Parent
	(CBT Note	CBT	Other
	Guarantor)	Issuer	(Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(8.0)	$332.7	$(65.2)	$—	$259.5

Capital expenditures	(1.1)	(121.4)	(526.0)	—	(648.5)
Other investing activities	—	(0.2)	114.1	—	113.9

Cash flows provided by (used in) investing activities	(1.1)	(121.6)	(411.9)	—	(534.6)

Issuance of long-term debt	466.0	—	42.0	—	508.0
Capital contributions and other intercompany transactions	(255.1)	(213.5)	468.6	—	—
Repayment of long-term debt	(200.1)	—	(3.2)	—	(203.3)
Short-term borrowings and capital leases, net	0.4	2.4	(0.4)	—	2.4
Issuance of common shares - exercise of stock options	22.5	—	—	—	22.5
Other financing activities	(13.1)	—	(49.3)	—	(62.4)

Cash flows provided by (used in) financing activities	20.6	(211.1)	457.7	—	267.2

Increase (decrease) in cash and cash equivalents	11.5	—	(19.4)	—	(7.9)
Beginning cash and cash equivalents	5.8	—	32.1	—	37.9

Ending cash and cash equivalents	$17.3	$—	$12.7	$—	$30.0

7¼% Senior Notes Due 2013 and 8 3/8% Senior Subordinated Notes

The Parent Company issued debt that is guaranteed by the following subsidiaries of the Parent Company: Cincinnati Bell Public Communications Inc., ZoomTown.com Inc., Cincinnati Bell Complete Protection Inc., BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services Inc., Cincinnati Bell Wireless Company and Cincinnati Bell Wireless Holdings Inc. The debt is not guaranteed by other subsidiaries of the Parent Company. Each subsidiary guarantor is 100% owned by the Parent Company. The guarantees are full and unconditional and are joint and several. Substantially all of the Parent Company’s income and cash flow is generated by its subsidiaries. Generally, funds necessary to meet the Parent Company’s debt service obligations are provided by distributions or advances from its subsidiaries.

The following information sets forth the consolidating balance sheets of the Company as of December 31, 2003 and 2002 and the consolidating statements of operations and cash flows for the three years ended December 31, 2003, 2002 and 2001 of (1) Cincinnati Bell Inc., the Parent Company and issuer (2) the guarantor subsidiaries on a combined basis and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations
(dollars in millions)

	For the year ended December 31, 2003
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$211.9	$1,397.8	$(51.9)	$1,557.8
Operating costs and expenses	27.3	201.1	697.3	(51.9)	873.8

Operating income (loss)	(27.3)	10.8	700.5	—	684.0
Equity in earnings (loss) of subsidiaries and discontinued operations	1,160.7	—	—	(1,160.7)	—
Interest expense and other financing costs	202.3	4.6	87.7	(60.4)	234.2
Other expense (income), net	(44.1)	8.5	7.8	60.4	32.6

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	975.2	(2.3)	605.0	(1,160.7)	417.2
Income tax expense (benefit)	(270.8)	(91.1)	(466.9)	—	(828.8)

Income (loss) from continuing operations before discontinued operations					—
and cumulative effect of change in accounting principle	1,246.0	88.8	1,071.9	(1,160.7)	1,246.0
Cumulative effect of a change in accounting principle, net of tax	85.9	0.2	85.7	(85.9)	85.9

Net income (loss)	1,331.9	89.0	1,157.6	(1,246.6)	1,331.9
Preferred stock dividends	10.4	—	—	—	10.4

Net income (loss) applicable to common shareowners	$1,321.5	$89.0	$1,157.6	$(1,246.6)	$1,321.5

	For the year ended December 31, 2002 (Restated)
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$229.5	$2,029.0	$(79.9)	$2,178.6
Operating costs and expenses	12.1	226.4	4,113.5	(79.9)	4,272.1

Operating income (loss)	(12.1)	3.1	(2,084.5)	—	(2,093.5)
Equity in earnings (loss) of subsidiaries and discontinued operations	(2,139.7)	—	—	2,139.7	—
Interest expense and other financing costs	137.8	3.7	100.3	(77.6)	164.2
Other expense (income), net	(28.6)	22.3	(3.5)	77.6	67.8

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	(2,261.0)	(22.9)	(2,181.3)	2,139.7	(2,325.5)
Income tax expense (benefit)	(29.4)	13.0	140.1	—	123.7

Income (loss) from continuing operations before discontinued operations		—			—
and cumulative effect of change in accounting principle	(2,231.6)	(35.9)	(2,321.4)	2,139.7	(2,449.2)
Income from discontinued operations, net	—	—	217.6	—	217.6
Cumulative effect of a change in accounting principle, net of tax	(2,008.7)	—	(2,008.7)	2,008.7	(2,008.7)

Net income (loss)	(4,240.3)	(35.9)	(4,112.5)	4,148.4	(4,240.3)
Preferred stock dividends	10.4	—	—	—	10.4

Net income (loss) applicable to common shareowners	$(4,250.7)	$(35.9)	$(4,112.5)	$4,148.4	$(4,250.7)

	For the year ended December 31, 2001 (Restated)
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$199.4	$2,128.2	$(75.3)	$2,252.3
Operating costs and expenses	22.5	219.7	2,355.2	(78.3)	2,519.1

Operating income (loss)	(22.5)	(20.3)	(227.0)	3.0	(266.8)
Equity in earnings (loss) of subsidiaries and discontinued operations	(205.6)	—	—	205.6	—
Interest expense and other financing costs	163.0	4.7	102.8	(102.4)	168.1
Other expense (income), net	(54.5)	(17.0)	(7.8)	102.4	23.1

Income (loss) before income taxes and discontinued operations	(336.6)	(8.0)	(322.0)	208.6	(458.0)
Income tax expense (benefit)	(21.0)	9.1	(100.9)	—	(112.8)

Income (loss) from continuing operations before discontinued operations	(315.6)	(17.1)	(221.1)	208.6	(345.2)
Income from discontinued operations, net	—	—	29.6	—	29.6

Net income (loss)	(315.6)	(17.1)	(191.5)	208.6	(315.6)
Preferred stock dividends	10.4	—	—	—	10.4

Net income (loss) applicable to common shareowners	$(326.0)	$(17.1)	$(191.5)	$208.6	$(326.0)

Condensed Consolidating Balance Sheets
(dollars in millions)

	December 31, 2003
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$23.5	$0.1	$2.4	$—	$26.0
Receivables, net	0.1	39.6	100.8	—	140.5
Other current assets	3.6	6.8	83.5	(1.0)	92.9

Total current assets	27.2	46.5	186.7	(1.0)	259.4
Property, plant and equipment, net	1.2	9.5	888.1	—	898.8
Goodwill and other intangibles, net	—	10.3	77.8	—	88.1
Investments in and advances to subsidiaries	1,095.9	276.1	40.0	(1,412.0)	—
Other noncurrent assets	367.0	127.4	469.7	(136.9)	827.2

Total assets	$1,491.3	$469.8	$1,662.3	$(1,549.9)	$2,073.5

Current portion of long-term debt	$5.3	$—	$8.0	$—	$13.3
Accounts payable	0.6	24.5	39.4	—	64.5
Other current liabilities	80.9	19.5	152.2	(23.6)	229.0

Total current liabilities	86.8	44.0	199.6	(23.6)	306.8
Long-term debt, less current portion	2,012.1	—	262.4	—	2,274.5
Other noncurrent liabilities	71.8	34.1	140.3	(114.3)	131.9
Intercompany payables	—	362.0	285.3	(647.3)	—

Total liabilities	2,170.7	440.1	887.6	(785.2)	2,713.2
Minority interest	—	—	39.7	—	39.7
Shareowners’ equity (deficit)	(679.4)	29.7	735.0	(764.7)	(679.4)

Total liabilities and shareowners’ equity (deficit)	$1,491.3	$469.8	$1,662.3	$(1,549.9)	$2,073.5

	December 31, 2002 (Restated)
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$38.6	$0.2	$6.1	$—	$44.9
Restricted cash	7.0	—	—	—	7.0
Receivables, net	—	37.5	202.6	—	240.1
Other current assets	3.8	4.6	95.0	(0.6)	102.8
Intercompany receivables	—	—	28.2	(28.2)	—

Total current assets	49.4	42.3	331.9	(28.8)	394.8
Property, plant and equipment, net	1.7	10.4	855.8	—	867.9
Goodwill and other intangibles, net	—	10.3	78.4	—	88.7
Other noncurrent assets	113.1	14.2	17.3	(43.4)	101.2
Advances in and investments to subsidiaries	(622.2)	288.5	51.7	282.0	—

Total assets	$(458.0)	$365.7	$1,335.1	$209.8	$1,452.6

Current portion of long-term debt	$172.1	$—	$31.6	$—	$203.7
Accounts payable	1.7	33.8	93.9	—	129.4
Other current liabilities	48.9	(0.8)	364.2	4.2	416.5

Total current liabilities	222.7	33.0	489.7	4.2	749.6
Long-term debt, less current portion	1,835.4	—	519.3	—	2,354.7
Other noncurrent liabilities	82.7	36.0	432.8	(48.3)	503.2
Intercompany payables	—	328.9	1,670.7	(1,999.6)	—

Total liabilities	2,140.8	397.9	3,112.5	(2,043.7)	3,607.5
Minority interest	—	—	29.5	414.4	443.9
Redeemable preferred stock	—	—	414.4	(414.4)	—
Shareowners’ equity (deficit)	(2,598.8)	(32.2)	(2,221.3)	2,253.5	(2,598.8)

Total liabilities and shareowners’ equity (deficit)	$(458.0)	$365.7	$1,335.1	$209.8	$1,452.6

Condensed Consolidating Statements of Cash Flows
(dollars in millions)

	For the year ended December 31, 2003
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$339.0	$(5.8)	$(22.6)	$—	$310.6

Capital expenditures	(0.1)	(4.9)	(121.4)	—	(126.4)
Proceeds from sale of discontinued operations	—	—	82.7	—	82.7
Other investing activities	3.2	3.8	(6.1)	—	0.9

Cash flows provided by (used in) investing activities	3.1	(1.1)	(44.8)	—	(42.8)

Issuance of long-term debt	1,390.0	—	—	—	1,390.0
Capital contributions	(299.3)	6.8	292.5	—	—
Repayment of long-term debt	(1,371.3)	—	(213.8)	—	(1,585.1)
Short-term borrowings (repayments), net	—	—	(5.5)	—	(5.5)
Issuance of common shares — exercise of stock options	2.2	—	—	—	2.2
Other financing activities	(78.8)	—	(9.5)	—	(88.3)

Cash flows provided by (used in) financing activities	(357.2)	6.8	63.7	—	(286.7)

Increase (decrease) in cash and cash equivalents	(15.2)	(0.1)	(3.6)	—	(18.9)
Beginning cash and cash equivalents	38.6	0.2	6.1	—	44.9

Ending cash and cash equivalents	$23.5	$0.1	$2.4	$—	$26.0

	For the year ended December 31, 2002 (Restated)
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$4.1	$11.1	$177.4	$—	$192.6

Capital expenditures	(0.2)	(4.9)	(170.8)	—	(175.9)
Proceeds from sale of discontinued operations	—	—	345.0	—	345.0
Other investing activities	—	23.3	—	—	23.3

Cash flows provided by (used in) investing activities	(0.2)	18.4	174.2	—	192.4

Issuance of long-term debt	—	—	151.0	—	151.0
Capital contributions	486.9	(29.3)	(457.6)	—	—
Repayment of long-term debt	(450.0)	—	(20.0)	—	(470.0)
Short-term borrowings (repayments), net	—	—	(6.9)	—	(6.9)
Issuance of common shares — exercise of stock options	0.8	—	—	—	0.8
Other financing activities	(20.3)	—	(24.7)	—	(45.0)

Cash flows provided by (used in) financing activities	17.4	(29.3)	(358.2)	—	(370.1)

Increase (decrease) in cash and cash equivalents	21.3	0.2	(6.6)	—	14.9
Beginning cash and cash equivalents	17.3	—	12.7	—	30.0

Ending cash and cash equivalents	$38.6	$0.2	$6.1	$—	$44.9

	For the year ended December 31, 2001 (Restated)
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(8.0)	$(40.9)	$308.4	$—	$259.5

Capital expenditures	(1.1)	(9.7)	(637.7)	—	(648.5)
Other investing activities	—	83.6	30.3	—	113.9

Cash flows provided by (used in) investing activities	(1.1)	73.9	(607.4)	—	(534.6)

Issuance of long-term debt	466.0	—	42.0	—	508.0
Capital contributions	(255.1)	(34.7)	289.8	—	—
Repayment of long-term debt	(200.1)	—	(3.2)	—	(203.3)
Short-term borrowings (repayments), net	0.4	—	2.0	—	2.4
Issuance of common shares — exercise of stock options	22.5	—	—	—	22.5
Other financing activities	(13.1)	—	(49.3)	—	(62.4)

Cash flows provided by (used in) financing activities	20.6	(34.7)	281.3	—	267.2

Increase (decrease) in cash and cash equivalents	11.5	(1.7)	(17.7)	—	(7.9)
Beginning cash and cash equivalents	5.8	1.7	30.4	—	37.9

Ending cash and cash equivalents	$17.3	$—	$12.7	$—	$30.0

22. Quarterly Financial Information (Unaudited)

(dollars in millions except per common share amounts)	First	Second	Third	Fourth	Total
		(Restated)
2003
Revenue	$480.7	$450.6	$315.3	$311.2	$1,557.8
Operating income	99.2	395.1	129.6	60.1	684.0
Income from:
Continuing operations before discontinued operations and cumulative effect of change in accounting principle	37.9	320.4	44.7	843.0	1,246.0
Cumulative effect of change in accounting principle	85.9	—	—	—	85.9
Net Income	$123.8	$320.4	$44.7	$843.0	$1,331.9
Basic earnings per common share from continuing operations	$0.16	$1.45	$0.19	$3.44	$5.44
Diluted earnings per common share from continuing operations	$0.16	$1.33	$0.18	$3.17	$5.02

(dollars in millions except per common share amounts)	First	Second	Third	Fourth	Total
	(Restated)	(Restated)		(Restated)	(Restated)
2002
Revenue	$542.8	$556.2	$570.3	$509.3	$2,178.6
Operating income (loss)	9.5	35.3	60.1	(2,198.4)	(2,093.5)
Income (loss) from:
Continuing operations before discontinued operations and cumulative effect of change in accounting principle	(32.9)	(18.9)	4.0	(2,401.4)	(2,449.2)
Income (loss) from discontinued operations	217.8	(0.2)	—	—	217.6
Cumulative effect of change in accounting principle	(2,008.7)	—	—	—	(2,008.7)
Net Income (loss)	$(1,823.8)	$(19.1)	$4.0	$(2,401.4)	$(4,240.3)
Basic and diluted earnings (loss) per common share from continuing operations	$(0.17)	$(0.10)	$0.01	$(11.00)	$(11.27)

2003 Restatement

In the fourth quarter of 2003, the Company restated its previously reported results for the second quarter of 2003 and decreased accounts receivable by $50.5 million as discussed in Note 2. The effect of the restatement on the second quarter was to decrease cost of services and products by $50.5 million and increase operating income and net income by the same amount.

2003 Unusual Items

In the first quarter of 2003, the Company recorded a non-recurring increase to net income of $85.9 million, net of tax, associated with the adoption of SFAS 143 as a change in accounting principle (refer to Note 1). The net effect of the income related to depreciation previously recorded increased diluted earnings per share by $0.39 in the first quarter.

In the second, third and fourth quarter of 2003, the Company sold substantially all the assets of its broadband business (refer to Note 3). The Company recorded a gain on sale of broadband assets of $299.0 million, $37.3 million and $0.4 million, which contributed $1.20 and $0.16 to diluted earnings per share in the second and third quarter, respectively and had an immaterial effect on fourth quarter diluted earnings per share.

The Company reached a final settlement agreement regarding a construction contract that was in dispute in February 2004. As part of the settlement, both parties agreed to drop their respective claims for monetary damages. The Company recorded a $5.2 million charge in the fourth quarter of 2003 as a result of this settlement. The net impact of this charge reduced the Company’s fourth quarter diluted earnings per share by $0.01.

In the third quarter of 2003, the Company recorded a $17.4 million non-cash charge on the exchange of $46.0 million of 9% Senior Subordinated Notes of BRCOM for 11.1 million shares of common stock in Cincinnati Bell Inc. The net impact of this charge reduced the Company’s diluted earnings per share by $0.07. Additionally, the Company recorded a non-cash charge of $8.4 million to interest expense to write-off deferred financing costs related to the Company’s credit facilities, which were reduced using the proceeds from the issuance of the 7¼% Senior Notes due 2013. The net impact of this charge reduced the Company’s fourth quarter diluted earnings per share by $0.04.

In the fourth quarter of 2003, the Company recorded a non-cash gain of $16.2 million due to the extinguishment of the Company’s convertible subordinated debentures, which were purchased at 97% of accreted value. The net impact of this gain increased the Company’s fourth quarter diluted earnings per share by $.04.

In the fourth quarter of 2003, the Company recorded a gain of $10.0 million due to the modification of a lease at the Company’s headquarters. This modification required the lease to be reclassified from a capital lease to an operating lease. The net impact of this gain increased the Company’s fourth quarter diluted earnings per share by $.02.

In the fourth quarter of 2003, the Company recorded a non-cash income tax benefit of $823.0 million resulting primarily from the reversal of substantially all the deferred tax asset valuation allowance related to the uncertainties surrounding BRCOM’s liquidity, which were substantially mitigated in 2003. The net impact of the income tax benefit increased the Company’s fourth quarter diluted earnings per share by $3.08.

2002 Restatement

In the fourth quarter of 2003, the Company restated previously reported results for the fourth quarter of 2002, as discussed in Note 2. The impact of the restatement was to increase income tax expense by $18.0 million, as a valuation allowance was required as of December 31, 2002 to reserve against certain deferred tax assets.

In connection with the restatement, the Company made an adjustment that was previously identified but deemed to be immaterial and was recorded in the period management identified the error. The impact of the 2002 adjustments was to decrease cost of services and products by $0.6 million in the first quarter of 2002 and increase cost of services and products by $0.6 million in the second quarter of 2002, with no impact on the full year results.

2002 Unusual Items

In the first quarter of 2002, the Company sold substantially all of the assets of its CBD subsidiary. The net effect of the gain from the sale of CBD’s asset decreased loss per share by $0.97 in the first quarter.

In the first quarter of 2002, the Company incurred a charge of $2 billion, net of tax, associated with the adoption of SFAS 142 and presented as a cumulative effect of change in accounting principle (refer to Note 5). The net effect of the goodwill write-down increased loss per share by $9.21 in the first quarter.

The cessation of goodwill amortization in 2002 in accordance with SFAS 142, contributed approximately $0.10 earnings per share each quarter.

In the second quarter of 2002 the Company incurred a charge of $13.3 million for costs associated with the termination of the Company’s uncompleted network construction contract further discussed in Note 11. The effect of the charge increased loss per share by $0.04 in the second quarter.

In the second and third quarter of 2002, the Company terminated IRU contracts with two customers (refer to Note 1), which contributed $18 million and $41 million of revenue and operating income and $0.05 and $0.14 of earnings per share in the second and third quarter, respectively.

In the fourth quarter of 2002, the Company recorded a $2.2 billion non-cash pretax asset impairment charge to reduce the carrying value of the Broadband unit’s assets to estimated fair market value. The effect of the impairment charge increased the fourth quarter loss per share by $6.54.

In the fourth quarter of 2002, the Company recorded a charge of $930.4 million to establish a valuation allowance against certain deferred tax assets as a component of income tax expense. The effect of the valuation allowance increased the fourth quarter loss per share by $4.26.

23. Concentrations

Substantially all of the Company’s revenue is generated by serving customers in the Greater Cincinnati and Dayton, Ohio areas. An economic downturn or natural disaster occurring in this limited operating territory could have a disproportionate effect on the Company’s business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas.

Approximately 73% of the consolidated revenue in 2003 was generated by Local, Wireless and Other segments, which operate in and generate substantially all of their revenue from the Greater Cincinnati area. Going forward, the Company expects an even greater concentration of business in the Greater Cincinnati area, as it will no longer generate substantial revenue from the Broadband segment, which previously generated revenue nationally.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during the period covered by this report.

Item 9A. Internal Controls and Procedures

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the individual acting in the capacity of Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based upon that evaluation, the President and Chief Executive Officer and the individual acting in the capacity of Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2003 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with the restatement of prior years’ financial statements discussed in Note 2 of the Notes to Consolidated Financial Statements, deficiencies in internal control over the accounting for a particular broadband network construction contract entered into in 2000 were identified. In November 2001, the Company publicly announced its intention to exit the broadband network construction business. Thereafter, the Company did not enter into any new network construction agreements and no revenue was recognized in either 2002 or 2003 on this broadband network construction contract. As previously disclosed, the Company effectively completed the sale of substantially all of the assets of its broadband business in June 2003.

In addition, the Company has taken the following steps in connection with its continuing efforts to further enhance its system of controls: (1) the appointment of Brian A. Ross on January 12, 2004 to the position of Chief Financial Officer; (2) the appointment of Gary A. Cornett on February 24, 2004 to the position of Controller; (3) the implementation of revised Purchasing, Spending and Capital Authorization policies, detailing the corporate approval process required for, among other things, purchase orders, expense vouchers and capital projects, effective March 31, 2004; (4) the engagement of independent consultants to supplement the Company’s efforts to comply with the Section 404 requirements of the Sarbanes-Oxley legislation and to perform the Company’s internal audit function; and (5) the imposition of a mandatory requirement that all non-union employees, including all officers, finance and accounting management staff, annually review and affirm their understanding of, and intent to comply with, the Company’s Code of Business Conduct, effective May 2003.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 401, Item 405 and Item 407 of Regulation S-K regarding directors of Cincinnati Bell Inc. can be found in the Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders, dated March 22, 2004, and incorporated herein by reference.

The Company’s Code of Ethics for Senior Financial Officers that applies to its Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer is filed as an exhibit to this Form 10K and posted on the Company’s website at http://www.cincinnatibell.com. Within the time period required by the SEC and the New York Stock Exchange, the Company will post on its web site any amendment to the Code of Ethics for Senior Financial Officers and any waiver of such code relating to such senior executive officers of the Company.

Executive Officers of the Registrant:

The names, ages and positions of the executive officers of the Company as of December 31, 2003 are as follows:

Name	Age	Title
John F. Cassidy (a)	49	President and Chief Executive Officer

Brian A. Ross	46	Senior Vice President, Accounting and Finance

Michael W. Callaghan	56	Senior Vice President, Corporate Development

Mary E. McCann	41	Senior Vice President, Internal Controls

Christopher J. Wilson	38	Vice President and General Counsel

Brian G. Keating	50	Vice President, Human Resources and Administration

Kevin R. Sullivan	39	Vice President, Investor Relations and Corporate Communications

Mark W. Peterson	49	Vice President and Treasurer

James H. Reynolds	38	Vice President and Controller

(a)	Member of the Board of Directors

Officers are elected annually but are removable at the discretion of the Board of Directors.

JOHN F. CASSIDY, President and Chief Executive Officer since July 2003, Director of the Company since September 2002, President and Chief Operating Officer of Cincinnati Bell Telephone since May 2000; President of Cincinnati Bell Wireless since 1997; Senior Vice President, National Sales & Distribution of Rogers Cantel in Canada from 1992-1996; Vice President, Sales and Marketing, Ericsson Mobile

BRIAN A. ROSS, Senior Vice President of Finance and Accounting of the Company since 2003; Vice President of Finance and Accounting of the Company’s Cincinnati-based operating subsidiaries from 2001-2003; Vice President of Finance and Accounting of Cincinnati Bell Wireless from 1999-2001.

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

CHRISTOPHER J. WILSON, Vice President and General Counsel of the Company since August 2003; Associate General Counsel and Assistant Corporate Secretary for the Company’s Cincinnati-based operating subsidiaries from 1999-2003.

BRIAN G. KEATING, Vice President, Human Resources and Administration of the Company since August 2003; Vice President, Human Resources and Administration of the Cincinnati Operations, 2000-2003; Director of Labor Relations, Staffing and Safety of the Company, 1988-2000;

KEVIN R. SULLIVAN, Vice President of Investor Relations and Corporate Communications of the Company since September 2003; Vice President of Business Development of the Company's Cincinnati-based operating subsidiaries from 2002-2003; Vice President of Finance of the Company, 2000-2002; Director of Business Development of the Company's Cincinnati-based operating subsidiaries from 1998-2000.

MARK W. PETERSON, Vice President and Treasurer of the Company since March 1999; Vice President and Assistant Treasurer of Sprint Corporation, 1996-1998; Senior Director of KPMG’s Policy Economics Group, 1994-1996.

JAMES H. REYNOLDS, Vice President and Controller of the Company since December 2001; Vice President and Controller of BRCOM from March 2001 to December 2001; Assistant Controller of the Company from March 2000 to March 2001; Manager, PricewaterhouseCoopers from 1995 to 2000.

Items 11 and 12. Executive Compensation and Security Ownership of Certain Beneficial Owners and Management

The information required by these items, except as disclosed below, can be found in the Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders dated March 22, 2004 and incorporated herein by reference.

Equity Compensation Plans

			Number of securities
			remaining available for future
			issuance under equity
	Number of securities to be	Weighted-average exercise	compensation plans
	issued upon exercise of stock	price of outstanding stock	(excluding securities reflected
Plan Category	options, warrants and rights	options	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	30,024,552 (1)	$13.45	28,397,061
Equity compensation plans not approved by security holders (2)	112,689	—	—

Total	30,137,241	$13.45	28,397,061

(1) Includes 30,007,052 outstanding stock options not yet exercised and 17,500 shares of restricted stock, restrictions on which have not yet expired. Awards were granted under various incentive plans approved by Cincinnati Bell Inc. shareholders.

(2) The shares to be issued relate to deferred compensation to non-employee directors, pursuant to the "Deferred Compensation Plan for Outside Directors". Under this plan, on the first day of each year, each non-employee director receives, in his or her account, the equivalent of 1,500 common shares. The non-employee directors generally vest in the respective account over a period of five years, but are not eligible to receive disbursement from the account until retirement from the board of directors. Upon retirement and to the extent vested, each non-employee director receives distributions from the account in the form of common shares. This mandatory distribution in the form of common shares will not be in effect for future grants without shareholder approval.

For detail regarding the pro forma impact of stock options on the earnings per share calculation, refer to Note 13 of Notes to Consolidated Financial Statements. For detail regarding the range of exercise prices on outstanding stock options, refer to Note 16 of the Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions

Not Applicable.

Item 14. Principal Accountant Fees and Services

The information required by these items can be found in the Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders dated March 22, 2004 and incorporated herein by reference.

Item 15. Exhibits and Reports on Form 8-K

Exhibits

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit
Number	DESCRIPTION
(3.1)(a)	Amended Articles of Incorporation of Cincinnati Bell (Exhibit (3.1)(a) to Form S-4 dated July 17, 2003, File No. 1-8519).

(3.1)(b)	Amended Regulations of Cincinnati Bell (Exhibit (3.2) to Registration Statement No. 2-96054).

(4)(b)(i)	Rights Agreement dated as of April 29, 1997, between Broadwing and The Fifth Third Bank which includes the form of Certificate of Amendment to the Amended Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (Exhibit 4.1 to Broadwing’s Registration Statement on Form 8-A filed on May 1, 1997).

Exhibit
Number	DESCRIPTION
(4)(b)(ii)	Amendment No. 1 to the Rights Agreement dated as of July 20, 1999, between the Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 1 of Broadwing’s Registration Statement on Form 8-A filed on August 6, 1999).

(4)(b)(iii)	Amendment No. 2 to the Rights Agreement dated as of November 2, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 2 of Broadwing’s Registration Statement on Form 8-A filed on November 8, 1999).

(4)(b)(iv)	Amendment No. 3 to the Rights Agreement dated as of June 10, 2002, between Broadwing and The Fifth Third Bank. (Exhibit 1 to Amendment No. 3 of Broadwing’s Registration Statement on Form 8-A filed on July 2, 2002).

(4)(c)(i)	Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023. (Exhibit 4-A to Form 8-K, date of report July 12, 1993, File No. 1-8519).

(4)(c)(ii)	Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report October 27, 1993, File No. 1-8519).

(4)(c)(iii)	Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report November 30, 1998, File No. 1-8519).

(4)(c)(vi)(1)	Indenture dated as of March 26, 2003, by and among Broadwing Inc., as Issuer, Cincinnati Bell Public Communications Inc., ZoomTown.com Inc, Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services Inc., Broadwing Financial LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless Holdings LLC and Broadwing Holdings Inc. as Guarantors, and The Bank of New York, as trustee, in connection with $350,000,000 of Broadwing Inc. Senior Subordinated Discount Notes Due 2009. (Exhibit (4)(c)(vi) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)(2)	First Supplemental Indenture dated as of October 30, 2003 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the guarantors party thereto, and the Bank of New York, as trustee, governing the Senior Subordinated Discount Notes due 2009 (Exhibit (4)(c)(vi) (2) to Form 10-Q for the nine months ended September 30, 2003, File No. 1-8519).

(4)(c)(vii)	Warrant Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(vii) to Form 10-K for 2002, File No. 1-8519) (Exhibit (4)(c)(vii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(viii)	Exchange and Registration Rights Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II

Exhibit
Number	DESCRIPTION
Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(viii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(ix)	Equity Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(ix) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4(c)(x)(1)	Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(1) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4(c)(x)(2)	First Amendment to Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(2) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(xi)	Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Pell Public Communications Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Telecommunications Services Inc., and ZoomTown.com Inc., as Guarantors, and the Bank of New York, as Trustee, in connection with Cincinnati Bell 7-1/4% Senior Notes due 2013 (Exhibit (4)(c)(xi) on Form S-4 dated July 17, 2003, File No. 1-8519).

(4)(c)(xii)	Indenture dated as of November 19, 2003, by and among Cincinnati Bell Inc., as Issuer, BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Bell Public Communications Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Telecommunications Services Inc. and ZoomTown.com Inc., as Guarantors, and The Bank of New York, as Trustee, in connection with Cincinnati Bell 8 3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit (4)(c)(xiii) to Registration Statement No. 333-110940).

Exhibit
Number	DESCRIPTION
(4)(c)(xii)	No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(i)(1.1)	Third Amendment and Restatement of the Credit Agreement dated as of November 17, 2003, among Cincinnati Bell Inc. (f/k/a Broadwing Inc.), and BCSI Inc. (f/k/a Broadwing Communications Services Inc.), as the Borrowers, the Initial Lenders, the Initial Issuing Banks and the Swing Line Banks named therein, Bank of America, N.A., as syndication agent, Citicorp USA, Inc., as administrative agent, Credit Suisse First Boston and the Bank of New York, as co-documentation agents, PNC Bank, N.A. and collectively with Credit Suisse First Boston and the Bank of New York, the co-arrangers, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers and Banc of America Securities LLC, Credit Suisse First Boston, acting through its Cayman Islands branch, and Goldman Sachs Credit Partners L.P., as joint lead arrangers and joint bookrunning managers for the Term D Facility (Exhibit (10)(i)(1) on Form S-4 dated December 10, 2003, File No. 1-8519).

(10)(i)(1.2)+	Amendment and Waiver to the Credit Agreement dated as of March 19, 2004 by and among Cincinnati Bell Inc. and BCSI Inc. and the lender parties thereto.

(10)(i)(2)	Asset Purchase Agreement by and among Broadwing Inc., Cincinnati Bell Directory Inc. and CBD Media, Inc. dated as of February 4, 2002. (Exhibit (10)(i)(2) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(i)(3)	Asset Purchase Agreement between Broadwing Communications Services Inc. and other seller parties thereto and CIII Communications dated as of February 22, 2003. (Exhibit (99)(i) to Form 8-K, filed on February 28, 2003, File No. 1-8519).

(10)(i)(3.1)	Amendment No. 1 to the Asset Purchase Agreement dated June 6, 2003 (Exhibit (99)(i) to Form 8-K, filed on June 13, 2003, File No. 1-8519).

(10)(i)(3.2)	Letter Agreement Amendment to the Asset Purchase Agreement (Exhibit (10)(i)(A)(3)(iii) to Form S-4, filed on June 23, 2003, File No. 1-8519).

(10)(i)(4)+	Operating Agreement, dated December 31, 1998 between AT&T Wireless PCS Inc. and Cincinnati Bell Wireless Company LLC.

(10)(i)(4.1)+	Agreement and Amendment No. 1 to Operating Agreement, dated October 16, 2003 between AT&T Wireless PCS LLC and Cincinnati Bell Wireless Company LLC.

(10)(iii)(A)(1)*	Short Term Incentive Plan of Broadwing Inc., as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(2)*	Broadwing Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective July 24, 2002. (Exhibit (10)(iii)(A)(2) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

Exhibit
Number	DESCRIPTION
(10)(iii)(A)(3)(i)*	Broadwing Inc. Pension Program, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(3)(ii)*	Cincinnati Bell Pension Program, as amended and restated effective March 3, 1997. (Exhibit (10)(iii)(A)(3)(ii) to Form 10-K for 1997, File No. 1-8519).

(10)(iii)(A)(4)*	Broadwing Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(5)*	Broadwing Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(6)*	Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective January 1, 2001. (Exhibit (10)(iii)(A)(6) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(7)*	Cincinnati Bell Inc. 1989 Stock Option Plan. (Exhibit (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(8)*	Employment Agreement effective January 1, 1999 between the Company and Kevin W. Mooney. (Exhibit (10)(iii)(A)(ii) to Form 10-K for 1998, File No. 1-8519).

(10)(iii)(A)(8.1)*	Amendment to Employment Agreement effective September 20, 2002 between the Company and Kevin W. Mooney. (Exhibit (10)(iii)(A)(9.1) to Form 10-Q for the three months ended September, 30, 2002, File 1-8519).

(10)(iii)(A)(8.2)*	Amendment to Employment Agreement effective February 3, 2003 between the Company and Kevin W. Mooney. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, date of report February 3, 2002, File No. 1-8519).

(10)(iii)(A)(8.3)*	Amendment to Employment Agreement effective June 20, 2003 between the Company and Kevin W. Mooney. (Original Amendment to Employment Agreement filed as Exhibit 99.2 to Form 8-K, date of report June 24, 2003, File No. 1-8519).

(10)(iii)(A)(9)*	Employment Agreement effective December 4, 2001 between the Company and Michael W. Callaghan. (Exhibit (10)(iii)(A)(10) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(iii)(A)(9.1)*	Amendment to Employment Agreement effective February 3, 2003 between the Company and Michael W. Callaghan. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, date of report February 3, 2002, File No. 1-8519).

Exhibit
Number	DESCRIPTION
(10)(iii)(A)(9.2)*	Amendment to Employment Agreement effective October 22, 2003 between the Company and Michael W. Callaghan. (Original Amendment to Employment Agreement filed as Exhibit (10)(iii)(A)(9.2) to Form S-4, date of report December 10, 2003, File No. 1-8519).

(10)(iii)(A)(10)*	Employment Agreement effective January 1, 1999, between Broadwing and John F. Cassidy (incorporated by reference to Exhibit (10)(iii)(A)(11.1) to Form 10-Q for the three months ended September 30, 2002, File No. 1-8519).

(10)(iii)(A)(11)*	Employment Agreement effective January 1, 2000 between the Company and Jeffrey C. Smith. (Exhibit (10)(iii)(A)(12) to Form 10-Q for the quarter ended March 31, 2001, File No. 1-8519).

(10)(iii)(A)(11.1)*	Amendment to Employment Agreement effective September 20, 2000 between the Company and Jeffrey C. Smith. (Exhibit (10)(iii)(A)(12.1) to Form 10-Q for the quarter ended September 30, 2002, File No. 1-8519).

(10)(iii)(A)(11.2)*	Amendment to Employment Agreement effective February 3, 2003 between the Company and Jeffrey C. Smith. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, filed on February 3, 2002, File No. 1-8519).

(10)(iii)(A)(12)*	Employment Agreement effective July 24, 2002 between the Company and Thomas L. Schilling. Exhibit (10)(iii)(A)(13) to Form 10-Q for the quarter ended June 30, 2002, File No. 1-8519).

(10)(iii)(A)(12.1)*	Amendment to Employment Agreement effective February 3, 2003 between the Company and Thomas L. Schilling. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, filed on February 3, 2002, File No. 1-8519)

(10)(iii)(A)(13)*+	Employment Agreement effective January 8, 2004 between the Company and Christopher J. Wilson.

(10)(iii)(A)(14)*+	Employment Agreement effective June 26, 2000 between the Company and Brian G. Keating.

(10)(iii)(A)(15)+	Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K.

Exhibit
Number	DESCRIPTION
(21)+	Subsidiaries of the Registrant.

(23)+	Consent of Independent Accountants.

(24)+	Powers of Attorney.

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

The Company’s reports on Form 10-K, 10-Q, and 8-K are available free of charge at the following website: http://www.cincinnatibell.com. Upon request, the Company will furnish a copy of the Proxy Statement to its security holders without charge, portions of which are incorporated herein by reference. The Company will furnish any other exhibit at cost.

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

Form 8-K, date of report November 7, 2003, reporting the Company issued a press release announcing that the $540 million Senior Subordinated Notes due 2014 were priced at 8-3/8%.

Form 8-K, date of report November 21, 2003, reporting the Company issued a press release announcing the completion of the Company’s placement of $540 million aggregate principal amount of 8-3/8% Senior Subordinated Notes due 2014 in a private placement under Rule 144A of the Securities Act of 1933. In addition, the Company announced it has amended its senior credit facilities to permanently repay all its previous Term A, Term B and Term C facilities, and a portion of its revolving credit facility, with the proceeds of a new $525 million Term D facility.

Form 8-K, date of report November 21, 2003, reporting the Company announced on December 1, 2003 that it has accepted the resignation of J. Taylor Crandall from its board of directors.

Form 8-K, date of report December 5, 2003, reporting the Company provided financial information required by Rule 3-10 of Regulation S-X, which requires that the Company’s financial statements include certain financial information regarding those subsidiaries of the Company that guarantee the Notes to be Registered. Note 19 of the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2002 has been amended to include condensed consolidating financial information for the guarantor subsidiaries of the 7¼%

Senior Notes due 2013 and the 8-3/8% Senior Subordinated Notes to be Registered in accordance with Rule 3-10 of Regulation S-X.

Form 8-K, date of report December 5, 2003, reporting the Company announced on December 4, 2003 the election of Michael G. Morris to the Company’s board of directors, effective immediately.

Schedule II

CINCINNATI BELL INC.
VALUATION AND QUALIFYING ACCOUNTS
(dollars in millions)

	Beginning	Charge (Benefit)	To (from) Other				End
	of Period	to Expenses	Accounts			Deductions	of Period
Allowance for Doubtful Accounts
Year 2003	$53.0	$25.0		$—		$57.8	$20.2
Year 2002	$36.4	$55.6		$—		$39.0	$53.0
Year 2001	$46.5	$88.4		$—		$98.5	$36.4
Deferred Tax Valuation Allowance
Year 2003	$1,210.5	$(946.9)	$	( 1.6	) (a)	$—	$262.0
Year 2002	$85.7	$1,110.7		$14.1	(a)	$—	$1,210.5
Year 2001	$46.9	$38.8		$—		$—	$85.7

(a)	Includes amount related to tax benefits from stock options.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BELL INC.
March 22, 2004	By	/s/ Brian A. Ross

Brian A. Ross
Chief Financial Officer

	By	/s/ Gary A. Cornett
Gary A. Cornett
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
JOHN F. CASSIDY* John F. Cassidy	President and Chief Operating Officer

PHILLIP R. COX*	Chairman of the Board and Director
Phillip R. Cox

KAREN M. HOGUET*	Director
Karen M. Hoguet

DANIEL J. MEYER*	Director
Daniel J. Meyer

CARL REDFIELD*	Director
Carl Redfield

DAVID B. SHARROCK*	Director
David B. Sharrock

JOHN M. ZRNO*	Director
John M. Zrno

BRUCE L. BYRNES*	Director
Bruce L. Byrnes

MICHAEL G. MORRIS*	Director
Michael G. Morris

*By:	/s/ John F. Cassidy John F. Cassidy	March 22, 2004
as attorney-in-fact and on his behalf
as Principal Executive Officer and Chief Executive Officer