Form 10-Q
period 2004-03-31
CINCINNATI BELL INC
filed 2004-05-10
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 1-8519

CINCINNATI BELL INC.

Incorporated under the laws of the State of Ohio

201 East Fourth Street, Cincinnati, Ohio 45202

I.R.S. Employer Identification Number 31-1056105

Telephone — Area Code (513) 397-9900

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

At April 30, 2004, there were 245,035,420 common shares outstanding and 155,250 shares of 6¾% Convertible Preferred Shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in millions, Except Per Share Amounts) (Unaudited)

	Three Months
	Ended March 31,
	2004	2003
Revenue	$302.4	$480.7
Costs and expenses
Cost of services and products (excluding depreciation of $38.9 and $32.8 included below)	125.7	219.0
Selling, general and administrative	57.9	120.7
Depreciation	45.2	41.4
Amortization	0.5	0.1
Restructuring	0.2	—
Asset impairments and other charges (credits)	0.1	0.3

Total operating costs and expenses	229.6	381.5

Operating income	72.8	99.2
Minority interest expense	0.1	14.1
Interest expense and other financing costs	50.8	45.3
Other income, net	—	(0.1)

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	21.9	39.9
Income tax expense	11.0	2.0

Income from continuing operations before cumulative effect of change in accounting principle	10.9	37.9
Cumulative effect of change in accounting principle, net of taxes of $0.0 and $47.6, respectively	—	85.9

Net Income	10.9	123.8
Preferred stock dividends	2.6	2.6

Net income applicable to common shareowners	$8.3	$121.2

Net income	$10.9	$123.8
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps	—	1.7

Comprehensive income	$10.9	$125.5

Basic and diluted earnings per common share
Income from continuing operations	$0.03	$0.16
Cumulative effect of change in accounting principle, net of taxes	—	0.39

Net income per common share	$0.03	$0.55

Weighted average common shares outstanding (millions)
Basic	245.0	218.9
Diluted	253.6	219.9

The accompanying notes are an integral part of the financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions) (Unaudited)

	March 31,	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$22.8	$26.0
Receivables, less allowances of $16.5 and $20.2	120.6	140.5
Materials and supplies	35.7	33.6
Current portion of deferred income tax benefits, net	39.4	42.4
Prepaid expenses and other current assets	25.8	16.9

Total current assets	244.3	259.4
Property, plant and equipment, net	875.7	898.8
Goodwill	40.9	40.9
Other intangible assets, net	44.4	47.2
Deferred income tax benefits, net	689.2	696.9
Other noncurrent assets	130.4	130.3

Total assets	$2,024.9	$2,073.5

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$55.7	$13.3
Accounts payable	52.2	64.5
Current portion of unearned revenue and customer deposits	40.2	41.5
Accrued taxes	33.8	43.7
Accrued interest	44.4	27.0
Accrued payroll and benefits	29.1	37.6
Other current liabilities	65.1	67.7

Total current liabilities	320.5	295.3
Long-term debt, less current portion	2,184.5	2,274.5
Unearned revenue, less current portion	11.1	11.9
Accrued pension and postretirement benefits	79.4	75.1
Other noncurrent liabilities	58.4	56.4

Total liabilities	2,653.9	2,713.2
Minority interest	39.8	39.7
Commitments and contingencies
Shareowners’ Deficit
6¾% Cumulative Convertible Preferred Stock, 2,357,299 shares authorized, 155,250 (3,105,000 depositary shares) issued and outstanding at March 31, 2004 and December 31, 2003	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 252,897,054 and 252,429,313 shares issued; 245,028,958 and 244,561,211 outstanding at March 31, 2004 and December 31, 2003	2.5	2.5
Additional paid-in capital	2,940.4	2,940.7
Accumulated deficit	(3,593.3)	(3,604.2)
Accumulated other comprehensive loss	(2.3)	(2.3)
Common shares in treasury, at cost:
7,868,102 shares at March 31, 2004 and December 31, 2003	(145.5)	(145.5)

Total shareowners’ deficit	(668.8)	(679.4)

Total liabilities and shareowners’ deficit	$2,024.9	$2,073.5

The accompanying notes are an integral part of the financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions) (Unaudited)

	Three Months
	Ended March 31,
	2004	2003
Cash Flows from Operating Activities
Net income	$10.9	$123.8
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	(85.9)
Depreciation	45.2	41.4
Amortization	0.5	0.1
Asset impairments and other charges (credits)	0.1	0.3
Provision for loss on receivables	3.0	11.7
Noncash interest expense	8.5	12.6
Minority interest expense	0.1	14.1
Deferred income tax expense	10.4	1.9
Tax benefits from employee stock option plans	0.5	0.1
Other, net	(0.8)	3.9
Changes in operating assets and liabilities:
Decrease in receivables	9.1	13.4
Increase in prepaid expenses and other current assets	(10.6)	(7.1)
Decrease in accounts payable	(4.6)	(14.4)
Decrease in accrued and other current liabilities	(7.4)	(42.8)
Decrease in unearned revenue	(1.2)	(34.5)
Increase (decrease) in other assets and liabilities, net	6.1	(5.9)

Net cash provided by operating activities	69.8	32.7

Cash Flows from Investing Activities
Capital expenditures	(23.3)	(22.0)
Proceeds from sale of investments	—	3.8
Proceeds from sale of assets	3.2	—

Net cash used in investing activities	(20.1)	(18.2)

Cash Flows from Financing Activities
Issuance of long-term debt	—	380.0
Repayment of long-term debt	(52.1)	(356.1)
Short-term borrowing (repayments) net	0.3	(1.0)
Debt issuance costs	—	(44.6)
Issuance of common shares — exercise of stock options	1.5	1.3
Preferred stock dividends	(2.6)	(2.6)

Net cash used in financing activities	(52.9)	(23.0)

Net decrease in cash and cash equivalents	(3.2)	(8.5)
Cash and cash equivalents at beginning of period	26.0	44.9

Cash and cash equivalents at end of period	$22.8	$36.4

The accompanying notes are an integral part of the financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Accounting Policies

Description of Business — Cincinnati Bell Inc. (“the Company”), provides diversified telecommunications services through businesses in five segments: Local, Wireless, Hardware and Managed Services, Other and Broadband.

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

The adjustments referred to above are of a normal and recurring nature except for those outlined in Notes 2 and 5. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.

The Condensed Consolidated Balance Sheet as of December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

The Company realigned its business segments during the first quarter of 2004. Cincinnati Bell Technology Solutions Inc. (“CBTS”), a data equipment and managed services subsidiary, was previously reported in the Broadband segment and is now reported in the Hardware and Managed Services segment. Additionally, the telephony equipment and associated installation and maintenance business of Cincinnati Bell Telephone (“CBT”), previously reported in the Local segment, is now included in the Hardware and Managed Services segment. Accordingly, the historical results of operations of the Local segment, Hardware and Managed Services segment and Broadband segment have been recast to reflect the current segment reporting (refer to Note 7).

Basis of Consolidation — The Condensed Consolidated Financial Statements include the consolidated accounts of Cincinnati Bell Inc. and its majority-owned subsidiaries over which it exercises control. Significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Stock-Based Compensation — The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Compensation cost is measured under the intrinsic value method. Stock-based employee compensation cost is not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant and restricted stock expense is recognized over the vesting period. If the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the expense, net of tax, that would have been recognized totaled $0.2 million and zero in the first three months of 2004 and 2003, respectively. The following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation in all periods presented.

	Three Months Ended March 31,
(dollars in millions except per share amounts)	2004	2003
Net income
As reported	$10.9	$123.8
Pro forma determined under fair value, net of related taxes	$10.4	$123.8
Basic earnings per common share:
As reported	$0.03	$0.55
Pro forma determined under fair value, net of related taxes	$0.03	$0.55
Diluted earnings per share:
As reported	$0.03	$0.55
Pro forma determined under fair value, net of related taxes	$0.03	$0.55

The Company granted 318,800 and 94,650 options to purchase Cincinnati Bell stock during the three months ended March 31, 2004 and 2003, respectively. The weighted average fair values at the date of grant for the Company options granted to employees were $1.48 and $1.02 for the three months ended March 31, 2004 and 2003, respectively.

The Company granted 140,000 shares of restricted stock during the first three months of 2004. The fair value at the date of grant was $5.43 per share.

Income Taxes – The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of its net operating loss carryforwards.

In the fourth quarter of 2003, the Company reversed $823.0 million of deferred tax asset valuation allowance previously established primarily due to the uncertainties surrounding BRCOM’s liquidity that were substantially mitigated.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2004, the Company had net deferred tax assets of $728.6 million, which included a valuation allowance of $262.4 million related to certain state and local net operating loss carryforwards. The Company concluded, due to the sale of the broadband business and the historical and future projected earnings of the remaining businesses, that it will utilize future deductions and available net operating loss carryforwards prior to their expiration. The Company also concluded that it was more likely than not that certain state tax net operating loss carryforwards would not be realized based upon the analysis described above and therefore provided a valuation allowance. The effective income tax rate for 2004 is estimated to be 50%, which differs from the federal statutory rate due to state income taxes and certain non-deductible interest expense.

Recently Issued Accounting Standards — In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”). The Company has elected to defer the accounting effects of the Act until the FASB issues guidance on how to account for the federal subsidy. The Company expects the Act will reduce its annual non-cash postretirement health expense by approximately $1 million and reduce its postretirement health liability by up to $12 million, assuming no plan design changes.

Refer to the Company’s 2003 Annual Report on Form 10-K for a more detailed presentation of the Company’s accounting policies.

2. Restructuring Charges

December 2003 Restructuring Charge

In December 2003, the Company initiated a restructuring intended to reduce future operating expenses by approximately $9.1 million annually compared to 2003. The restructuring charge of $4.6 million related to employee separation benefits, all of which will be paid in cash. The plan included initiatives to reduce the workforce by 106 positions. The Local segment and the Hardware and Managed Services segment recorded expense of $4.5 million and $0.1 million, respectively. During the first quarter of 2004, the Local segment recorded an additional restructuring charge of $0.2 million. Total cash expenditures during the first three months of 2004 amounted to $1.9 million. The Company expects the restructuring to be complete during the second quarter of 2004.

The following table illustrates the activity in this reserve since inception:

			Balance			Balance
	Initial		December 31,			March 31,
Type of costs (dollars in millions)	Charge	Utilizations	2003	Utilizations	Adjustments	2004
Employee separations	$4.6	$(2.7)	$1.9	$(1.9)	$0.2	$0.2

Total	$4.6	$(2.7)	$1.9	$(1.9)	$0.2	$0.2

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amount of $84.2 million and related non-cash asset impairments in the amount of $148.1 million. The restructuring charge comprised $21.4 million related to involuntary employee separation benefits, $62.5 million related to lease and other contractual terminations and $0.3 million relating to other exit costs. During the first quarter of 2002, the Company recorded additional restructuring charges of $16.5 million resulting from employee separation benefits of $1.0 million and costs to terminate contractual obligations of $15.5 million, which were actions contemplated in the original plan for which an amount could not be reasonably estimated at that time. During the fourth quarter of 2002, a $1.0 million reversal was made to the restructuring reserve due to a change in estimate related to the termination of contractual obligations. During the third quarter of 2003, a $1.2 million reversal was made to the restructuring reserve to reduce contractual obligations as a result of the sale of the broadband business and was recorded as a component of the gain on sale of broadband assets. During the fourth quarter of 2003, a $4.1 million reversal was made to the restructuring reserve due to the settlement of certain obligations and a change in estimate related to the termination of contractual obligations. In total, the Company expects this restructuring plan to result in cash outlays of $89.4 million and non-cash items of $153.1 million. The Company completed the plan as of December 31, 2002, except for certain lease obligations, which are expected to continue through December 31, 2015.

The restructuring costs include the cost of involuntary employee separation benefits, including severance, medical and other benefits, related to 863 employees across all areas of the Company. As of December 31, 2002, all employee separations had been completed which utilized reserves of $22.4 million, $17.6 million of which was paid in cash. Cash expenditures for termination of contractual obligations in the first three months of 2004 amounted to $1.7 million.

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

The following table illustrates the activity in this reserve from November of 2001 through December 31, 2002:

			Balance			Balance
			December 31,			December 31,
Type of costs ($ in millions):	Initial Charge	Utilizations	2001	Utilizations	Adjustments	2002
Employee separations	$21.4	$(7.8)	$13.6	$(14.6)	$1.0	$—
Terminate contractual obligations	62.5	(2.4)	60.1	(42.4)	14.4	32.1
Other exit costs	0.3	—	0.3	(0.4)	0.1	—

Total	$84.2	$(10.2)	$74.0	$(57.4)	$15.5	$32.1

The following table illustrates the activity in this reserve since December 31, 2002:

	Balance			Balance		Balance
	December 31,			December 31,		March 31,
Type of costs (dollars in millions)	2002	Utilizations	Adjustments	2003	Utilizations	2004
Termination of contractual obligations	$32.1	$(13.0)	$(5.3)	$13.8	$(1.7)	$12.1

Total	$32.1	$(13.0)	$(5.3)	$13.8	$(1.7)	$12.1

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Debt

The Company’s debt consists of the following:

	March 31,	December 31,
(dollars in millions)	2004	2003
Current portion of long-term debt:
Credit facilities, current portion	$48.6	$5.3
Current maturities of capital lease obligations	5.5	5.3
Other short-term debt	1.6	2.7

Total current portion of long-term debt	$55.7	$13.3

Long-term debt, less current portion:
Credit facilities, net of current portion	$507.8	$603.1
7¼% Senior notes due 2023	50.0	50.0
Capital lease obligations, net of current portion	12.6	12.9
7¼% Senior notes due 2013	500.0	500.0
Various Cincinnati Bell Telephone notes	250.0	250.0
16% Senior subordinated discount notes	364.2	360.6
8 3/8% Senior subordinated notes	540.0	540.0

Total long-term debt, less current portion	2,224.6	2,316.6
Less unamortized discount	(40.1)	(42.1)

Total long-term debt, less current portion and net of unamortized discount	$2,184.5	$2,274.5

Credit Facilities

The credit facilities as of March 31, 2004 consist of $396.8 million in revolving credit maturing on March 1, 2006, and having four equal quarterly scheduled commitment reductions during 2005 in an aggregate amount equal to $123.3 million, and $522.4 million in term loans, maturing on June 30, 2008. As of March 31, 2004, the Company had drawn approximately $556.4 million from its credit facilities, and had outstanding letters of credit totaling $11.4 million, leaving $351.4 million in additional borrowing availability under its revolving credit facility. During the first three months of 2004, the Company reduced the credit facilities balance by $52.1 million with cash flows from operations.

Borrowings under the credit facilities are required to be prepaid in an amount equal to 75% of excess cash flow (as defined in the credit facility agreement) for each fiscal year commencing with the fiscal year ended December 31, 2003. Excess cash flow is calculated on an annual basis, and 75% of the excess cash flow is payable to the credit facility lenders on the 90th day following the end of each fiscal year. As of March 31, 2004, the Company estimated the excess cash flow amount to be prepaid in the first quarter of 2005 to be $43.3 million and included this amount in the current portion of long-term debt.

16% Senior Subordinated Discount Notes

On May 5, 2004, the 16% Senior Subordinated Discount Notes’ Purchase Agreement was amended to extend the due date of certain required annual financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Refer to the Company’s 2003 Annual Report on Form 10-K for a more detailed description of the debt instruments listed above.

Debt Maturity Schedule

The following table summarizes the Company’s maturities of debt and minimum payments under capital leases for the five years subsequent to March 31, 2004, and thereafter:

	Long-Term	Capital	Total
(dollars in millions)	Debt	Leases	Debt
For the twelve months ended March 31,
2005	$50.2	$5.5	$55.7
2006	25.3	3.1	28.4
2007	39.3	1.4	40.7
2008	336.9	0.6	337.5
2009	126.3	0.7	127.0
Thereafter	1,684.2	6.8	1,691.0

Total debt	2,262.2	18.1	2,280.3
Less unamortized discount	(40.1)	—	(40.1)

Total debt, net of discount	$2,222.1	$18.1	$2,240.2

4. Earnings Per Common Share from Continuing Operations

Basic earnings per common share from continuing operations (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised or converted to common stock, but only to the extent that they are considered dilutive to the Company’s earnings. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for earnings from continuing operations for the following periods:

	Three-months Ended March 31,
(dollars and shares in millions, except per common share amounts)	2004	2003
Numerator:
Income from continuing operations before cumulative effect of change in accounting principle	$10.9	$37.9
Preferred stock dividends	2.6	2.6

Numerator for EPS and EPS assuming dilution - income applicable to common shareowners	$8.3	$35.3

Denominator:
Denominator for basic EPS — weighted average common shares outstanding	245.0	218.9
Potential dilution:
Stock options and warrants	8.4	0.8
Stock-based compensation arrangements	0.2	0.2

Denominator for diluted EPS per common share	253.6	219.9

Basic EPS from continuing operations	$0.03	$0.16

Diluted EPS from continuing operations	$0.03	$0.16

The total number of potential additional shares outstanding related to stock options, restricted stock and the assumed conversion of the Company’s 63/4% cumulative convertible preferred stock was approximately 50

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million and 52 million at March 31, 2004 and December 31, 2003, respectively, if all stock options and warrants outstanding were exercised and all convertible securities were to convert.

5. Commitments and Contingencies

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

AT&T Wireless Services Inc. (“AWE”) maintains a 19.9% ownership in the Company’s Cincinnati Bell Wireless subsidiary, CBW, LLC. The Cincinnati Bell Wireless (“CBW”) operating agreement provides that a five member committee govern CBW, with AWE having the right to appoint two representatives and the Company having the right to appoint three representatives. On or after December 31, 2006, or if at any time the member committee shall call for additional capital contributions (unless such capital calls have been approved by the representatives of AWE), and upon written demand from AWE, the Company is required to purchase at fair market value all of the interest of AWE in CBW for cash. Such sale shall be consummated not less than 30 and no more than 60 days following the determination of the fair market value of the AWE interest. The operating agreement includes other provisions including non-competition clauses between CBW, LLC and AWE.

On February 17, 2004, Cingular announced its intent to acquire AWE. Cingular presently competes with CBW, LLC. The Company is currently in discussions with AWE and Cingular regarding Cingular’s proposed acquisition of AWE. Should AWE or Cingular decide to sell the 19.9% ownership interest to a third party, the Company has a right of first refusal to purchase the interest.

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

On December 1, 2003, lead plaintiffs filed their amended consolidated complaint on behalf of purchasers of the Company’s securities between January 17, 2001 and May 21, 2002, inclusive. This amended complaint contained a number of new allegations. Cincinnati Bell Inc. was added as a defendant in the amended filing. The Company’s motion to dismiss was filed on February 6, 2004. Plaintiffs filed their opposition to dismiss on April 15, 2004, and the Company is required to file its reply by June 1, 2004. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

In re Broadwing Inc. Derivative Complaint, (Garlich v. Broadwing Inc., et al.), Hamilton County Court of Common Pleas, Case No. A0302720.

This derivative complaint was filed against Broadwing Inc. and ten of its current and former directors on April 9, 2003 alleging breaches of fiduciary duty arising out of the same allegations discussed in In re Broadwing Inc. Securities Class Action Lawsuits above. Pursuant to a stipulation between the parties, defendants are not required, absent further order by the Court, to answer, move, or otherwise respond to this complaint until 30 days after the federal court renders a ruling on defendants’ motion to dismiss in In re Broadwing Inc. Securities Class Action Lawsuits. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

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

On October 22, 2003, a putative consolidated class action complaint was filed in the U.S. District Court for the Southern District of Ohio. The Company filed its motion to dismiss on February 6, 2004. Plaintiffs filed their opposition on April 2, 2004, and the Company is required to file its reply by May 17, 2004. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Arrangements

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of March 31, 2004 the Company was not involved in any unconsolidated SPEs or VIEs.

6. Pension and Postretirement Plans

The Company sponsors three noncontributory defined benefit pension plans: (1) a cash balance plan for eligible management employees, (2) a cash balance plan for non-management employees and (3) a supplemental, nonqualified, unfunded plan for certain senior executives.

The management pension plan is a cash balance plan in which the pension benefit is determined by a combination of compensation-based credits and annual fixed interest credits. The non-management pension plan is also a cash balance plan in which the pension benefit is determined by a combination of service and job-classification-based credits and annual interest credits. Benefits for the supplemental plan are based on eligible pay, adjusted for age and service upon retirement. Funding of the management and non-management plans is achieved through contributions to an irrevocable trust fund. The contributions are determined using the aggregate cost method. The Company uses the traditional unit credit cost method for determining pension cost for financial reporting purposes and uses a December 31 measurement date for all of its plans.

The Company also provides health care and group life insurance benefits for eligible retirees. The Company funds certain group life insurance benefits through Retirement Funding Accounts and funds health care benefits using Voluntary Employee Benefit Association (“VEBA”) trusts. It is the Company’s practice to fund amounts as deemed appropriate from time to time. Contributions are subject to IRS limitations developed using the aggregate cost method.

The actuarial expense calculation for the postretirement health plan is based on numerous assumptions, estimates and judgments including health care cost trend rates and cap-related cost sharing. Certain of the Company’s non-management labor contracts contain an annual dollar value cap for the purpose of determining postretirement health care contributions required from retirees. The Company has waived cost sharing in excess of the cap during the current contract period, but began collecting certain cost sharing payments from certain non-management employees in 2004. The caps for certain contracts are set during each bargaining cycle in connection with the negotiation of the overall contract. In accordance with the provisions of Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), the Company accounts for non-management retiree health benefits in accordance with the terms of the current contract.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans. Pension and postretirement benefit expense recorded in the Statement of Operations are as follows:

			Postretirement and
	Pension Benefits		Other Benefits
(dollars in millions) Three months ended March 31,	2004	2003	2004	2003
Service cost (benefits earned during the period)	2.2	$3.3	$0.6	$0.5
Interest cost on projected benefit obligation	6.9	7.6	4.3	3.8
Expected return on plan assets	(10.4)	(9.7)	(1.6)	(1.7)
Amortization of:
Transition (asset)/obligation	(0.5)	(0.6)	1.1	1.1
Prior service cost	0.8	0.8	1.0	0.3
Net gain (loss)	(0.2)	0.1	0.5	0.3

Pension and Postretirement (income) expense	$(1.2)	$1.5	$5.9	$4.3

7. Business Segment Information

The Company is organized on the basis of products and services. The Company’s segments are strategic business units that offer distinct products and services and are aligned with specific subsidiaries of the Company. The Company operates in the five business segments, Local, Wireless, Hardware and Managed Services, Other and Broadband, as described below.

The Company realigned its business segments during the first quarter of 2004. CBTS, a data equipment and managed services subsidiary, was previously reported in the Broadband segment and is now reported in the Hardware and Managed Services segment. Additionally, the telephony equipment and associated installation and maintenance business of CBT, previously reported in the Local segment, is now included in the Hardware and Managed Services segment. Accordingly, the historical results of operations of the Local segment, Hardware and Managed Services segment and Broadband segment have been recast to reflect the current segment reporting.

The Local segment provides local voice telephone service and data services, which include network access, data transport (including DSL), high-speed and dial-up Internet access, to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. This market consists of approximately 2,400 square miles located within an approximate 25-mile radius of Cincinnati, Ohio. These services are provided through the Company’s CBT subsidiary.

The Wireless segment includes the operations of the CBW subsidiary, a venture in which the Company owns 80.1% and AWE owns the remaining 19.9%. This segment provides advanced digital personal communications and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas.

The Hardware and Managed Services segment comprises the operations of CBTS, a data equipment and managed services subsidiary which provides data collocation and managed services, telecommunications equipment, installation and maintenance to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. In March 2004, CBTS sold certain of its assets generally consisting of operating assets outside of the Greater Cincinnati, Ohio operating area for approximately $3.2 million in cash. The buyer also assumed approximately $2.1 million in liabilities.

The Other segment combines the operations of Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Complete Protection (“CBCP”) and Cincinnati Bell Public Communications Inc. (“Public”). CBAD resells

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

voice long distance service, CBCP provides security hardware and monitoring for consumers and businesses, and Public provides public payphone services.

The Broadband segment previously provided data and voice communication services nationwide over approximately 18,700 route miles of fiber-optic transmission facilities. Broadband segment revenue was generated by broadband transport through private line and IRU agreements, Internet services utilizing technology based on Internet protocol (“IP”), and switched voice services provided to both wholesale and retail customers. During the second and third quarters of 2003, the Company sold substantially all of its broadband assets, which were reported in the Broadband segment.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment. The Company’s business segment information is as follows:

	(Unaudited)
	Three Months Ended March 31,
(Dollars in millions)	2004	2003
Revenue
Local	$190.9	$194.7
Wireless	64.0	63.9
Hardware and managed services	34.4	37.9
Other	18.8	20.1
Broadband	—	185.4
Intersegment	(5.7)	(21.3)

Total Revenue	$302.4	$480.7

Intersegment Revenue
Local	$4.3	$9.3
Wireless	0.4	0.1
Hardware and managed services	0.9	1.1
Other	0.1	0.1
Broadband	—	10.7

Total Intersegment Revenue	$5.7	$21.3

Operating Income (Loss)
Local	$71.1	$68.2
Wireless	1.1	19.3
Hardware and managed services	3.0	3.9
Other	2.3	1.0
Broadband	1.2	9.2
Corporate	(5.9)	(2.4)

Total Operating Income	$72.8	$99.2

Capital Additions
Local	$19.4	$19.1
Wireless	3.3	2.1
Hardware and managed services	0.2	—
Other	0.4	0.3
Broadband	—	0.5

Total Capital Additions	$23.3	$22.0

Depreciation and Amortization
Local	$29.9	$31.2
Wireless	15.0	7.7
Hardware and managed services	0.2	0.1
Other	0.4	0.5
Broadband	—	1.9
Corporate	0.2	0.1

Total Depreciation and Amortization	$45.7	$41.5

Assets (at March 31, 2004 and December 31, 2003)
Local	$756.9	$745.3
Wireless	377.6	391.8
Hardware and managed services	39.6	71.5
Other	122.7	123.9
Broadband	472.6	477.4
Corporate and Eliminations	255.5	263.6

Total Assets	$2,024.9	$2,073.5

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Supplemental Guarantor Information

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

The following information sets forth the consolidating balance sheets of the Company as of March 31, 2004 and December 31, 2003, and the consolidating statements of operations and cash flows for the quarters ended March 31, 2004 and 2003 of (1) Cincinnati Bell Inc., the Parent Company and guarantor (2) CBT, the issuer and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations
(dollars in millions)
	For the quarter ended March 31, 2004
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Revenue	$—	$190.9	$117.2	$(5.7)	$302.4
Operating costs and expenses	5.9	119.8	109.6	(5.7)	229.6

Operating income (loss)	(5.9)	71.1	7.6	—	72.8
Equity in earnings of subsidiaries	42.6	—	—	(42.6)	—
Interest expense and other financing costs	46.6	4.4	3.8	(4.0)	50.8
Other expense (income), net	(4.1)	0.1	0.1	4.0	0.1

Income (loss) before income taxes	(5.8)	66.6	3.7	(42.6)	21.9
Income tax expense (benefit)	(16.7)	26.2	1.5	—	11.0

Net income (loss)	10.9	40.4	2.2	(42.6)	10.9
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$8.3	40.4	$2.2	$(42.6)	$8.3

	For the quarter ended March 31, 2003
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Revenue	$—	$204.5	$297.1	$(20.9)	$480.7
Operating costs and expenses	2.4	133.0	267.0	(20.9)	381.5

Operating income (loss)	(2.4)	71.5	30.1	—	99.2
Equity in earnings of subsidiaries	235.5	—	—	(235.5)	—
Interest expense and other financing costs	36.3	5.2	23.1	(19.3)	45.3
Other expense (income), net	(7.3)	(0.5)	2.5	19.3	14.0

Income (loss) before income taxes and cumulative effect of change in accounting principle	204.1	66.8	4.5	(235.5)	39.9
Income tax expense (benefit)	(5.6)	23.8	(16.2)	—	2.0

Income (loss) from continuing operations and cumulative effect of change in accounting principle	209.7	43.0	20.7	(235.5)	37.9
Cumulative effect of a change in accounting principle, net of tax	85.9	86.3	(0.4)	(85.9)	85.9

Net income (loss)	123.8	129.3	20.3	(149.6)	123.8
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$121.2	$129.3	$20.3	$(149.6)	$121.2

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheets
(dollars in millions)
	As of March 31, 2004
	Parent
	(CBT Note	CBT	Other
	Guarantor)	Issuer	(Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$20.2	$1.6	$1.0	$—	$22.8
Receivables, net	—	63.7	56.9	—	120.6
Other current assets	11.0	47.1	18.2	24.6	100.9

Total current assets	31.2	112.4	76.1	24.6	244.3
Property, plant and equipment, net	1.1	631.3	243.3	—	875.7
Goodwill and other intangibles, net	—	—	85.3	—	85.3
Investments in and advances to subsidiaries	1,081.7	—	—	(1,081.7)	—
Other noncurrent assets	364.7	13.2	609.7	(168.0)	819.6

Total assets	$1,478.7	$756.9	$1,014.4	$(1,225.1)	$2,024.9

Current portion of long-term debt	$48.6	$5.5	$1.6	$—	$55.7
Accounts payable	0.7	33.2	18.3	—	52.2
Other current liabilities	91.4	71.4	77.3	(27.5)	212.6

Total current liabilities	140.7	110.1	97.2	(27.5)	320.5
Long-term debt, less current portion	1,922.4	262.1	—	—	2,184.5
Other noncurrent liabilities	84.4	99.9	80.6	(116.0)	148.9
Intercompany payables	—	28.2	558.8	(587.0)	—

Total liabilities	2,147.5	500.3	736.6	(730.5)	2,653.9
Minority interest	—	—	39.8	—	39.8
Shareowners’ equity (deficit)	(668.8)	256.6	238.0	(494.6)	(668.8)

Total liabilities and shareowners’ equity (deficit)	$1,478.7	$756.9	$1,014.4	$(1,225.1)	$2,024.9

	As of December 31, 2003
	Parent
	(CBT Note	CBT	Other
	Guarantor)	Issuer	(Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$23.5	$1.7	$0.8	$—	$26.0
Receivables, net	0.1	78.6	61.8	—	140.5
Other current assets	3.6	47.5	42.8	(1.0)	92.9

Total current assets	27.2	127.8	105.4	(1.0)	259.4
Property, plant and equipment, net	1.2	642.9	254.7	—	898.8
Goodwill and other intangibles, net	—	—	88.1	—	88.1
Investments in and advances to subsidiaries	1,095.9	—	—	(1,095.9)	—
Other noncurrent assets	367.0	12.9	584.2	(136.9)	827.2

Total assets	$1,491.3	$783.6	$1,032.4	$(1,233.8)	$2,073.5

Current portion of long-term debt	$5.3	$5.3	$2.7	$—	$13.3
Accounts payable	0.6	38.3	25.6	—	64.5
Other current liabilities	73.5	80.4	87.2	(23.6)	217.5

Total current liabilities	79.4	124.0	115.5	(23.6)	295.3
Long-term debt, less current portion	2,012.1	262.4	—	—	2,274.5
Other noncurrent liabilities	79.2	99.9	78.6	(114.3)	143.4
Intercompany payables	—	28.8	456.7	(485.5)	—

Total liabilities	2,170.7	515.1	650.8	(623.4)	2,713.2
Minority interest	—	—	39.7	—	39.7
Shareowners’ equity (deficit)	(679.4)	268.5	341.9	(610.4)	(679.4)

Total liabilities and shareowners’ equity (deficit)	$1,491.3	$783.6	$1,032.4	$(1,233.8)	$2,073.5

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows
(dollars in millions)
	For the quarter ended March 31, 2004
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(7.1)	$62.9	$14.0	$—	$69.8

Capital expenditures	—	(19.4)	(3.9)	—	(23.3)
Other investing activities	—	—	3.2	—	3.2

Cash flows provided by (used in) investing activities	—	(19.4)	(0.7)	—	(20.1)

Issuance of long-term debt					—
Capital contributions	57.0	(43.5)	(13.5)	—	—
Repayment of long-term debt	(52.1)	—	—	—	(52.1)
Short-term borrowings (repayments), net	—	(0.1)	0.4	—	0.3
Issuance of common shares — exercise of stock options	1.5	—	—	—	1.5
Other financing activities	(2.6)	—	—	—	(2.6)

Cash flows provided by (used in) financing activities	3.8	(43.6)	(13.1)	—	(52.9)

Increase (decrease) in cash and cash equivalents	(3.3)	(0.1)	0.2	—	(3.2)
Beginning cash and cash equivalents	23.5	1.7	0.8		26.0

Ending cash and cash equivalents	$20.2	$1.6	$1.0	$—	$22.8

	For the quarter ended March 31, 2003
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(11.4)	$53.9	$(9.8)	$—	$32.7

Capital expenditures	—	(19.1)	(2.9)	—	(22.0)
Other investing activities	—	—	3.8	—	3.8

Cash flows provided by (used in) investing activities	—	(19.1)	0.9	—	(18.2)

Issuance of long-term debt	350.0	—	30.0	—	380.0
Capital contributions	50.8	(35.5)	(15.3)		—
Repayment of long-term debt	(356.1)	—	—	—	(356.1)
Short-term borrowings (repayments), net	—	0.4	(1.4)	—	(1.0)
Issuance of common shares — exercise of stock options	1.3	—	—	—	1.3
Other financing activities	(47.2)	—	—	—	(47.2)

Cash flows provided by (used in) financing activities	(1.2)	(35.1)	13.3	—	(23.0)

Increase (decrease) in cash and cash equivalents	(12.6)	(0.3)	4.4	—	(8.5)
Beginning cash and cash equivalents	38.6	2.6	3.7	—	44.9

Ending cash and cash equivalents	$26.0	$2.3	$8.1	$—	$36.4

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

The following information sets forth the consolidating balance sheets of the Company as of March 31, 2004 and December 31, 2003, and the consolidating statements of operations and cash flows for the quarters ended

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and 2003 of (1) Cincinnati Bell Inc., the Parent Company and issuer (2) the guarantor subsidiaries on a combined basis and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations
(dollars in millions)

	For the quarter ended March 31, 2004
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$34.2	$273.9	$(5.7)	$302.4
Operating costs and expenses	5.9	29.5	199.9	(5.7)	229.6

Operating income (loss)	(5.9)	4.7	74.0	—	72.8
Equity in earnings (loss) of subsidiaries	42.6	—	—	(42.6)	—
Interest expense and other financing costs	46.6	1.7	6.5	(4.0)	50.8
Other expense (income), net	(4.1)	—	0.2	4.0	0.1

Income (loss) before income taxes and cumulative effect of change in accounting principle	(5.8)	3.0	67.3	(42.6)	21.9
Income tax expense (benefit)	(16.7)	0.4	27.3	—	11.0

Net income (loss)	10.9	2.6	40.0	(42.6)	10.9
Preferred stock dividendes	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$8.3	$2.6	$40.0	$(42.6)	$8.3

	For the quarter ended March 31, 2003
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$58.4	$443.2	$(20.9)	$480.7
Operating costs and expenses	2.4	54.9	345.1	(20.9)	381.5

Operating income (loss)	(2.4)	3.5	98.1	—	99.2
Equity in earnings (loss) of subsidiaries	235.5	—	—	(235.5)	—
Interest expense and other financing costs	36.3	1.1	27.2	(19.3)	45.3
Other expense (income), net	(7.3)	3.5	(1.5)	19.3	14.0

Income (loss) before income taxes and cumulative effect of change in accounting principle	204.1	(1.1)	72.4	(235.5)	39.9
Income tax expense (benefit)	(5.6)	5.2	2.4	—	2.0

Income (loss) from continuing operations before		—			—
cumulative effect of change in accounting principle	209.7	(6.3)	70.0	(235.5)	37.9
Cumulative effect of a change in accounting principle, net of tax	85.9	0.2	85.7	(85.9)	85.9

Net income (loss)	123.8	(6.1)	155.7	(149.6)	123.8
Preferred stock dividendes	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$121.2	$(6.1)	$155.7	$(149.6)	$121.2

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheets
(dollars in millions)

	As of March 31, 2004
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$20.2	$0.1	$2.5	$—	$22.8
Receivables, net	—	32.9	87.7	—	120.6
Other current assets	11.0	7.3	58.0	24.6	100.9
Intercompany receivables	—	—	4.8	(4.8)	—

Total current assets	31.2	40.3	153.0	19.8	244.3
Property, plant and equipment, net	1.1	9.8	864.8	—	875.7
Goodwill and other intangibles, net	—	10.3	75.0	—	85.3
Investments in and advances to subsidiaries	1,081.7	269.1	34.7	(1,385.5)	—
Other noncurrent assets	364.7	126.0	496.9	(168.0)	819.6

Total assets	$1,478.7	$455.5	$1,624.4	$(1,533.7)	$2,024.9

Current portion of long-term debt	$48.6	$—	$7.1	$—	$55.7
Accounts payable	0.7	18.3	33.2	—	52.2
Other current liabilities	91.4	18.8	129.9	(27.5)	212.6

Total current liabilities	140.7	37.1	170.2	(27.5)	320.5
Long-term debt, less current portion	1,922.4	—	262.1	—	2,184.5
Other noncurrent liabilities	84.4	32.6	147.9	(116.0)	148.9
Intercompany payables	—	459.6	281.7	(741.3)	—

Total liabilities	2,147.5	529.3	861.9	(884.8)	2,653.9
Minority interest	—	0.1	39.7	—	39.8
Shareowners’ equity (deficit)	(668.8)	(73.9)	722.8	(648.9)	(668.8)

Total liabilities and shareowners’ equity (deficit)	$1,478.7	$455.5	$1,624.4	$(1,533.7)	$2,024.9

	As of December 31, 2003
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$23.5	$0.1	$2.4	$—	$26.0
Receivables, net	0.1	39.6	100.8	—	140.5
Other current assets	3.6	6.8	83.5	(1.0)	92.9

Total current assets	27.2	46.5	186.7	(1.0)	259.4
Property, plant and equipment, net	1.2	9.5	888.1	—	898.8
Goodwill and other intangibles, net	—	10.3	77.8	—	88.1
Investments in and advances to subsidiaries	1,095.9	276.1	40.0	(1,412.0)	—
Other noncurrent assets	367.0	127.4	469.7	(136.9)	827.2

Total assets	$1,491.3	$469.8	$1,662.3	$(1,549.9)	$2,073.5

Current portion of long-term debt	$5.3	$—	$8.0	$—	$13.3
Accounts payable	0.6	24.5	39.4	—	64.5
Other current liabilities	73.5	19.5	148.1	(23.6)	217.5

Total current liabilities	79.4	44.0	195.5	(23.6)	295.3
Long-term debt, less current portion	2,012.1	—	262.4	—	2,274.5
Other noncurrent liabilities	79.2	34.1	144.4	(114.3)	143.4
Intercompany payables	—	362.0	285.3	(647.3)	—

Total liabilities	2,170.7	440.1	887.6	(785.2)	2,713.2
Minority interest	—	—	39.7	—	39.7
Shareowners’ equity (deficit)	(679.4)	29.7	735.0	(764.7)	(679.4)

Total liabilities and shareowners’ equity (deficit)	$1,491.3	$469.8	$1,662.3	$(1,549.9)	$2,073.5

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows
(dollars in millions)

	For the quarter ended December 31, 2004
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(7.1)	$10.3	$66.6	$—	$69.8

Capital expenditures	—	(0.5)	(22.8)	—	(23.3)
Proceeds from sale of discontinued operations	—	—	3.2	—	3.2
Other investing activities	—	—	—	—	—

Cash flows provided by (used in) investing activities	—	(0.5)	(19.6)	—	(20.1)

Capital contributions	57.0	(9.9)	(47.1)	—	—
Repayment of long-term debt	(52.1)	—	—	—	(52.1)
Short-term borrowings (repayments), net	—	—	0.3	—	0.3
Issuance of common shares — exercise of stock options	1.5	—	—	—	1.5
Other financing activities	(2.6)	—	—	—	(2.6)

Cash flows provided by (used in) financing activities	3.8	(9.9)	(46.8)	—	(52.9)

Increase (decrease) in cash and cash equivalents	(3.3)	(0.1)	0.2	—	(3.2)
Beginning cash and cash equivalents	23.5	0.2	2.3	—	26.0

Ending cash and cash equivalents	$20.2	$0.1	$2.5	$—	$22.8

	For the quarter ended March 31, 2003
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(11.4)	$22.8	$21.3	$—	$32.7

Capital expenditures	—	(1.8)	(20.2)	—	(22.0)
Proceeds from sale of discontinued operations	—	—	—	—	—
Other investing activities	—	3.8	—	—	3.8

Cash flows provided by (used in) investing activities	—	2.0	(20.2)	—	(18.2)

Issuance of long-term debt	350.0	—	30.0	—	380.0
Capital contributions	50.8	(24.9)	(25.9)	—	—
Repayment of long-term debt	(356.1)	—	—	—	(356.1)
Short-term borrowings (repayments), net	—	—	(1.0)	—	(1.0)
Issuance of common shares — exercise of stock options	1.3	—	—	—	1.3
Other financing activities	(47.2)	—	—	—	(47.2)

Cash flows provided by (used in) financing activities	(1.2)	(24.9)	3.1	—	(23.0)

Increase (decrease) in cash and cash equivalents	(12.6)	(0.1)	4.2	—	(8.5)
Beginning cash and cash equivalents	38.6	—	6.3	—	44.9

Ending cash and cash equivalents	$26.0	$(0.1)	$10.5	$—	$36.4

Form 10-Q Part II	Cincinnati Bell Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, and those discussed in the Form 10-K for the year ended December 31, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The Company continually evaluates its estimates, including but not limited to, those related to revenue recognition, cost of providing service, bad debts, income taxes, fixed assets, goodwill, intangible assets, depreciation, restructuring, pensions, other postretirement benefits and contingencies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes its critical accounting policies impact the more significant judgments and estimates used in the preparation of its consolidated financial statements. Additionally, the Company’s senior management has discussed the critical accounting policies and estimates with the Audit and Finance Committee. For a more detailed discussion of the application of these and other accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2003 Annual Report on Form 10-K.

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

Prior to the sale of the broadband assets in the second and third quarter of 2003, broadband transport services were billed monthly, in advance, while revenue was recognized as the services were provided. In addition, the Company had entered into indefeasible right-of-use (“IRU”) agreements, which represent the lease of network capacity or dark fiber, recording unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically paid cash or other consideration upon execution of the contract, and the associated IRU revenue was recognized over the life of the agreement as services were provided, beginning on the date of customer acceptance. In the event the

Form 10-Q Part II	Cincinnati Bell Inc.

buyer of an IRU terminated a contract prior to the contract expiration and released the Company from the obligation to provide future services, the remaining unamortized unearned revenue was recognized in the period in which the contract was terminated. Concurrent with the broadband asset sale, substantially all of the remaining IRU obligations were assumed by the buyer.

Cost of Providing Service – Prior to the sale of the broadband assets, the Company maintained an accrued liability related to the broadband business for the cost of circuits leased from other carriers and access minutes of use not yet invoiced in order to appropriately record such costs in the period incurred. The Company determined the estimate of the accrued cost of service liability based on a variety of factors including circuits added or disconnected during the period, expected recovery of disputed amounts and the mix of domestic and international access minutes of use. If the actual amounts recovered from disputes were less than expected or other charges were greater than expected, an additional accrual and related expense was recorded. Concurrent with the broadband asset sale, the accrued liability for cost of providing service was assumed by the buyer.

Income Taxes – The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of its net operating loss carryforwards.

Allowances for Uncollectible Accounts Receivable– The Company establishes the allowances for uncollectible accounts using both percentages of aged accounts receivable balances to reflect the historical average of credit losses and specific provisions for certain large, potentially uncollectible balances. The Company believes its allowance for uncollectible accounts is adequate based on the methods previously described. However, if one or more of the Company’s larger customers were to default on its accounts receivable obligations, or general economic conditions in the Company’s operating area deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established.

Depreciation of Property, Plant and Equipment —The Company’s provision for depreciation of telephone plant is determined on a straight-line basis using the whole life and remaining life methods. Provision for depreciation of other property is based on the straight-line method over the estimated economic useful life. Repairs and maintenance expense items are charged to expense as incurred. Beginning in 2003, in connection with the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), the cost of removal for telephone plant was included in costs of products and services as incurred. In connection with this accounting change, on January 1, 2003, the Company recorded a benefit of $85.9 million as a cumulative effect of a change in accounting principle, net of taxes, related to the adoption of SFAS 143. Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements.

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

Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with purchase business combinations. Indefinite-lived intangible assets consist primarily of Federal Communications Commission (“FCC”) licenses for spectrum of the Wireless segment. The Company determined that its wireless licenses met the definition of indefinite-lived intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) as the Company believes the need for wireless spectrum will continue independent of technology and the Company may renew the wireless licenses in a

Form 10-Q Part II	Cincinnati Bell Inc.

routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC. Upon the adoption of SFAS 142 on January 1, 2002, the Company ceased amortization of remaining goodwill and indefinite-lived intangible assets.

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

Impairment of Long-lived Assets, Other than Goodwill and Indefinite-Lived Intangibles — The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite-lived intangible assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value.

Pension and Postretirement Benefits – The Company calculates net periodic pension and postretirement expenses and liabilities on an actuarial basis under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) and Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postretirement Benefits (“SFAS 112”). The key assumptions used in determining these calculations are disclosed in Note 15 of the Notes to Consolidated Financial Statements in the 2003 Annual Report on Form 10-K. The actuarial assumptions attempt to anticipate future events and are used in calculating the expenses and liabilities related to these plans.

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

Form 10-Q Part II	Cincinnati Bell Inc.

The following table represents the sensitivity of changes in certain assumptions related to the Company’s pension and postretirement plans:

	Pension Benefits			Postretirement and Other Benefits
	% Point	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)
(dollars in millions)	Change	in Obligation	in 2004 Expense	in Obligation	in 2004 Expense
Discount rate	+/-0.5%	$(20.0)/20.0	$(0.4)/0.2	$(13.0)/13.0	$(0.3)/0.2
Expected return on assets	+/-1%	—	$5.0/(5.0)	—	$0.8/(0.8)
Health care cost trend rate	+/-1%	n/a	n/a	$11.9/(10.7)	$0.7/(0.7)

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

The Company made the one-time election under Financial Accounting Standards Board Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”) to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The Company has elected to defer the accounting effects of the Act until the FASB issues guidance on how to account for the federal subsidy. The Company expects the Act to reduce its annual non-cash postretirement health expense by approximately $1 million and reduce its postretirement health liability by up to $12 million, assuming no plan design changes are implemented.

Form 10-Q Part II	Cincinnati Bell Inc.

Results of Operations

The financial results for the three months ended March 31, 2004 and 2003 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations and Comprehensive Income on page 1 of this quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW

Revenue

Consolidated revenue totaled $302.4 million in the first three months of 2004, which was $178.3 million, or 37%, less than the first three months of 2003. The primary reason for the revenue decline was the sale of substantially all the broadband assets on June 13, 2003. As a result of the sale, the Broadband segment no longer generated revenue, which represented a decrease of $185.3 in the first three months of 2004 compared to the first three months of 2003.

Refer to Discussion of Operating Segment Results on page 27 of this Report on Form 10-Q for detailed discussion of revenue by segment.

Costs and Expenses

Cost of services and products totaled $125.7 million in the first three months of 2004 compared to $219.0 million in the first three months of 2003, a decrease of $93.3 million, or 43%. The majority of the decrease, or $92.8 million, was the result of the sale of substantially all of the broadband assets.

Selling, general and administrative (“SG&A”) expenses of $57.9 million in the first three months of 2003 decreased $62.8 million, or 52%, compared to the first three months of 2003. The decrease was primarily due to the sale of substantially all the broadband assets in the second quarter of 2003. The SG&A decrease associated with the broadband assets sold was $64.8 million. The decrease was partially offset by an increase in other expenses.

Depreciation expense increased by 9%, or $3.8 million, to $45.2 million in the first three months of 2004 compared to $41.4 million in the first three months of 2003. The increase was primarily driven by additional depreciation related to the change in estimated economic useful life of the TDMA network to December 31, 2006 and depreciation related to the GSM/GPRS network launched in the fourth quarter of 2003.

Amortization expense of $0.5 million in the first three months of 2004 relates to roaming and trade name agreements of the Wireless segment. Amortization expense increased by $0.4 million compared to the first three months of 2003, as the amortization of the TDMA roaming agreement was accelerated in conjunction with the change in the estimated useful life of the TDMA network noted above.

As a result of above, operating income decreased by $26.4 million to $72.8 million in the first three months of 2004 compared to $99.2 million in the first three months of 2003.

Minority interest expense of $0.1 million in the first three months of 2004 relates to the 19.9% minority interest of AT&T Wireless Services Inc. (“AWE”) in the net income of Cincinnati Bell Wireless (“CBW”). Minority interest expense decreased $14.0 million compared to the first three months of 2003 as a result of the exchange of the 12½% Junior Exchangeable Preferred Stock of BRCOM (the “12½% Preferreds”) and a decline in the net income of CBW. The first three months of 2003 include $11.6 million related to the accrual of dividends and accretion on the 12½% Preferreds.

Form 10-Q Part II	Cincinnati Bell Inc.

Interest expense and other financing costs of $50.8 million in the first three months of 2004 increased $5.5 million, or 12%, compared to $45.3 million in the first three months of 2003. The increase is due to the refinancing of the Company’s credit facility borrowings with proceeds from the issuances of the higher rate 16% Senior Subordinated Discount Notes Due 2009 (the “16% notes”) and the 7¼% Senior notes due 2013 in July 2003. These increases were partially offset by a decline in interest expense resulting from a 12% reduction in outstanding indebtedness and a 1% interest rate decrease compared to March 31, 2003.

The Company had income tax expense of $11.0 million in the first three months of 2004 compared to $2.0 million recorded in the first three months of 2003. The increase is primarily the result of the fourth quarter 2003 reversal of the Company’s deferred income tax valuation allowance. The effective income tax rate for 2004 is estimated to be 50%, which differs from the federal statutory rate primarily due to certain non-deductible interest expense and state income taxes.

As a result of the items previously discussed, income from continuing operations before cumulative effect of change in accounting principle decreased $18.0 million in the first three months of 2004 from $39.9 million in the first three months of 2003 to $21.9 million in the first quarter of 2003. In addition, the corresponding diluted earnings per share from continuing operations totaled $0.03 in the first three months of 2004 compared to the earnings per share from continuing operations of $0.16 in the first three months of 2003.

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

Discussion of Operating Segment Results

The Company realigned its business segments during the first quarter of 2004. Cincinnati Bell Technology Solutions Inc. (“CBTS”), a data equipment and managed services subsidiary, was previously reported in the Broadband segment and is now reported in the Hardware and Managed Services segment. Additionally, the telephony equipment and associated installation and maintenance business of Cincinnati Bell Telephone (“CBT”), previously reported in the Local segment, is now included in the Hardware and Managed Services segment. Accordingly, the historical results of operations of the Local segment, Hardware and Managed Services segment and Broadband segment have been recast to reflect the current segment reporting.

Form 10-Q Part II	Cincinnati Bell Inc.

Local

The Local segment provides local voice telephone service and data services, which include network access, data transport (including DSL), high-speed and dial-up Internet access, to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. This market consists of approximately 2,400 square miles located within an approximately 25-mile radius of Cincinnati, Ohio. These services are provided through the Company’s CBT subsidiary.

	(Unaudited)
	Three Months Ended March 31,
(dollars in millions)	2004	2003	$ Change	% Change
Revenue
Voice	$130.5	$135.9	$(5.4)	(4%)
Data	50.3	48.6	1.7	3%
Other services	10.1	10.2	(0.1)	(1%)

Total revenue	190.9	194.7	(3.8)	(2%)

Operating Costs and Expenses:
Cost of services and products	56.3	60.5	(4.2)	(7%)
Selling, general and administrative	33.4	34.5	(1.1)	(3%)
Depreciation	29.9	31.2	(1.3)	(4%)
Restructuring	0.2	—	0.2	100%
Asset impairments and other	—	0.3	(0.3)	(100%)

Total operating costs and expenses	119.8	126.5	(6.7)	(5%)

Operating income	$71.1	$68.2	$2.9	4%

Operating margin	37.2%	35.0%		2 pts

Revenue

Local segment revenue decreased $3.8 million, or 2%, in the first three months of 2004 compared to the first three months of 2003. Revenue declines from access line losses were greater than revenue growth from value-added services, DSL transport and dial-up Internet access.

Voice revenue of $130.5 million during the first three months of 2004 decreased 4%, or $5.4 million, compared to the first three months of 2003. Revenue decreased due to fewer access lines in service, which declined 2.8% from 1,009,000 at March 31, 2003 to 981,000 as of March 31, 2004, lower regulatory fee charges and lower switched access charges.

The Company’s Complete Connections® bundled services offering increased by 11,400 subscribers during the first three months of 2004, bringing total subscribership to 324,000 and penetration of residential access lines to 43%. The increase was due to increased “Super bundle” penetration, which added 22,200 subscribers in the first quarter of 2004, bringing total “Super-bundle” subscribers to 94,000. The Company’s “Super-bundle”, named Custom ConnectionsSM, offers local, long distance, wireless, DSL and the Company’s value-added service package, Complete Connections®, on a single bill at a reduced price lower than at which the customer could buy all of the services individually. An aggressive marketing campaign and the favorable bundled pricing associated with Custom ConnectionsSM has driven increased demand for the Company’s ZoomTown DSL offering, which added 10,900 customers in the first quarter of 2004, growing 33% compared to March 31, 2003, to 110,400 subscribers. As a result of this growth, total lines to the customer (defined as access lines plus DSL subscribers) as of March 31, 2004 decreased slightly compared to March 31, 2003.

Form 10-Q Part II	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Data revenue consists of data transport, high-speed Internet access (including DSL), dial-up Internet access and Local Area Network (“LAN”) interconnection services. Revenue in the first three months of 2004 was $50.3 million, representing a $1.7 million, or 3%, increase compared to the first three months of 2003 due to an increase in DSL subscribers. This increase helped to increase Local segment revenue per household to $46.87 in the first three months of 2004 compared to $46.09 in the first three months of 2003. As of March 31, 2004, 87% of CBT’s access lines were loop-enabled for DSL transport with a penetration of approximately 11.3% of these access lines, up from 8.2% at March 31, 2003.

Other services revenue of $10.1 million during the first three months of 2004 decreased $0.1 million, or 1%, compared to the first three months of 2003. Other services revenue declines were substantially due to a decrease in wiring service revenue.

Costs and Expenses

Cost of services and products decreased $4.2 million, or 7%, to $56.3 million in the first quarter of 2004 compared to the first quarter of 2003. The decrease was primarily due to a decline in cost of goods sold and material costs of approximately $3.0 million related to lower DSL modem costs and efficiencies gained as a result of purchasing cost-saving initiatives. Additionally, payroll and related expenses decreased by $0.8 million due a 6% reduction in headcount and associated benefit costs, partially offset by normal wage increases.

SG&A expenses decreased 3%, or $1.1 million, compared to the first three months of 2003, substantially related to a decrease in bad debt of $3.8 million due primarily to a large account which was written off in the first quarter of 2003. This decrease was offset by higher advertising and contract services expenses as a result of a more aggressive effort to acquire DSL and bundled subscribers.

Depreciation expense of $29.9 million decreased $1.3 million, or 4%, in the first three months of 2004 compared to the first three months of 2003. A decrease in depreciable assets, reduced capital spending and revisions to depreciation rates contributed to the reduction in depreciation expense.

Operating Income

As a result of the above, operating income increased by $2.9 million, or 4%, to $71.1 million in the first three months of 2004 compared to $68.2 million in the first three months of 2003. Operating margin showed similar improvements, increasing two points from a margin of 35.0% in the first three months of 2003 to a margin of 37.2% in the first three months of 2004.

Form 10-Q Part II	Cincinnati Bell Inc.

WIRELESS

The Wireless segment consists of the operations of CBW, a venture in which the Company owns 80.1% and AWE owns the remaining 19.9%. The Wireless segment provides advanced digital personal communications services and related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. Services are provided primarily over CBW’s regional wireless network and AWE’s national wireless network.

	(Unaudited)
	Three Months Ended March 31,
(dollars in millions)	2004	2003	$ Change	% Change
Revenue
Service	$60.2	$60.9	$(0.7)	(1%)
Equipment	3.8	3.0	0.8	27%

Total revenue	64.0	63.9	0.1	—

Operating Costs and Expenses:
Cost of services and products	33.3	25.7	7.6	30%
Selling, general and administrative	12.2	11.2	1.0	9%
Depreciation	14.6	7.5	7.1	95%
Amortization	0.4	0.2	0.2	100%
Asset impairments and other charges	2.4	—	2.4	100%

Total operating costs and expenses	62.9	44.6	18.3	41%

Operating income	$1.1	$19.3	$(18.2)	(94%)

Operating margin	1.7%	30.2%		28 pts
Operating metrics
Postpaid ARPU*	$52.59	$54.79	$(2.20)	(4%)
Prepaid ARPU*	$21.07	$20.80	$0.27	1%
Postpaid CPGA**	$412.0	$350.0	$62.0	18%
Prepaid CPGA**	$89.0	$50.0	$39.0	78%

*The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

**The Company has presented certain information regarding cost per gross addition (“CPGA”) because the Company believes CPGA provides a useful measure of the initial cost to add a wireless subscriber. CPGA is calculated by dividing the sum of selling and marketing expenses, handset subsidy included in cost of services and products (the amount by which handset costs exceed related revenue), less bad debt expense, by total gross subscriber acquisitions during the period.

Revenue

Wireless segment revenue was flat during the first three months of 2004 compared to the first three months of 2003 as an increase in equipment and prepaid service revenue offset declines in postpaid service revenue. Postpaid service revenue declined $1.1 million, or 2% to $49.8 million due to customer migrations to lower

Form 10-Q Part II	Cincinnati Bell Inc.

priced service plans more than offsetting a 2% increase in average subscribers. Postpaid ARPU decreased from $54.79 in the first three months of 2003 to $52.59 in the first three months of 2004. Postpaid subscribers increased by 11,600 compared to March 31, 2003 to approximately 319,000. Prepaid service revenue increased 4% primarily a result of a 2% increase in average subscribers. Due to increases in revenue from voice services, text messaging and other data services, prepaid ARPU increased to $21.07 in the first three months of 2004 compared to $20.80 in the first three months of 2003. Prepaid subscribers increased by 4,000 compared to March 31, 2003 to approximately 167,000. Wireless subscribers totaled approximately 486,000, or 14%, of the population in CBW’s licensed operating territory.

As mandated by the FCC, wireless local number portability (“WLNP”) became effective November 24, 2003 and allows a customer to retain the same phone number when the customer changes service providers within the same local area. Despite WLNP, average monthly customer churn remained low at 1.84% for postpaid subscribers in the first three months of 2004 compared to 1.83% in the first three months of 2003.

Costs and Expenses

Cost of services and products consists largely of network operation costs, incollect expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), interconnection expenses and cost of handset and accessories sold. These cost and expenses increased $7.6 million, or 30%, to $33.3 million during first three months of 2004 compared to the first three months of 2003 due primarily to a $5.8 million increase in the cost of handsets and accessories sold. The increase was driven by a 3% increase in subscribers and an increase in handsets sold to existing subscribers due to the launch of the GSM network. In addition, operating taxes increased by $0.7 million and other network operations costs increased by a net $1.0 million, driven by the launch of the GSM network.

SG&A expenses include certain customer acquisition expenses, including advertising, distribution and promotional expenses. These expenses increased by $1.0 million in the first three months 2004 compared to the first three months of 2003 due to an increase in advertising of $1.3 million offset by $0.3 million decrease in other expenses including bad debt expense.

CPGA, a measure of the Company’s cost to acquire new customers, was $412 for the postpaid product for the first three months of 2004, a $62, or 18%, increase over the first three months of 2003. Prepaid CPGA was $89 in 2004, a $39, or 78%, increase over the first three months of 2003. The increases in both prepaid and postpaid CPGA are due primarily to higher handset subsidies cost and advertising in the first three months of 2004 compared to the first three months of 2003. The increase in handset subsidies per gross addition was driven by an increase in handset upgrades by existing subscribers due to customer migrations to GSM handsets from TDMA handsets. These equipment sales increased handset subsidy costs, without a corresponding activation, driving CPGA higher.

Depreciation expense of $14.6 million increased $7.1 million, or 95%, in the first three months of 2004 compared to the first three months of 2003 as a result of $5.3 million in additional depreciation related to the change in estimated economic useful life of the TDMA network to December 31, 2006 and increased depreciation related to the GSM/GPRS network.

Wireless incurred a $2.4 million charge in the first three months of 2004 to write-down certain intangible assets.

Form 10-Q Part II	Cincinnati Bell Inc.

Operating Income

As a result of the above, operating income decreased $18.2 million, or 94%, to $1.2 million and operating margin decreased 28 points to 1.7% in the first three months of 2004 compared to the first three months of 2003.

HARDWARE AND MANAGED SERVICES

The Hardware and Managed Services segment is comprised of the operations within CBTS, a data equipment and managed services subsidiary which provides data collocation and managed services, telecommunications equipment, installation and maintenance to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. In March 2004, CBTS sold certain operating assets generally consisting of operating assets outside of the Greater Cincinnati, Ohio operating area for approximately $3.2 million in cash. The buyer also assumed approximately $2.1 million in liabilities. The Company expects revenue for the segment to decline by approximately $15.0 million per quarter compared to the first three months of 2004 due to the sale of out of territory assets.

	Three Months Ended March 31,
(dollars in millions)	2004	2003	$ Change	% Change
Revenue
Hardware	$18.2	$20.1	$(1.9)	(9%)
Managed services	16.2	17.8	(1.6)	(9%)

Total revenue	34.4	37.9	(3.5)	(9%)

Operating Costs and Expenses:
Cost of services and products	26.9	28.0	(1.1)	(4%)
Selling, general and administrative	5.4	5.9	(0.5)	(8%)
Depreciation	0.2	0.1	0.1	100%
Gain on sale of assets	(1.1)	—	(1.1)	100%

Total operating costs and expenses	31.4	34.0	(2.6)	(8%)

Operating income	$3.0	$3.9	$(0.9)	(23%)

Operating margin	8.7%	10.3%		2 pts

Revenue

Hardware revenue in the first three months of 2004 decreased $1.9 million, or 9%, compared to the first three months of 2003 primarily due to competitive pricing pressure and a decrease in order volumes as customers delayed capital projects.

Managed services decreased $1.6 million, or 9%, in the first three months of 2004 compared to the first three months of 2003 primarily due to customer hardware lease expiration, as well as increased market pressure on bandwidth pricing.

Costs and Expenses

Cost of services and products totaled $26.9 million in the first three months of 2004, a $1.1 million, or 4%, decrease compared to the first three months of 2003. The decrease in cost of services was primarily associated with the decrease in revenue discussed above.

Form 10-Q Part II	Cincinnati Bell Inc.

SG&A expenses decreased $0.5 million, or 8%, in the first three months of 2004 compared to the first three months of 2003. The decrease was due to the lower payroll and related expenses of $0.9 million driven by lower headcount, partially offset by an increase in bad debt expense.

In conjunction with the sale of certain operating assets discussed above, the Hardware and Managed Services segment recorded a gain of $1.1 million during the first three months of 2004.

Operating Income

The Hardware and Managed Services segment reported operating income of $3.0 million in the first three months of 2004, a $0.9 million decrease compared to the operating income reported in the first three months of 2003. Operating margin decreased from 10.3% in the first three months of 2003 to 8.7% in the first three months of 2004, a two point decrease.

OTHER

The Other segment combines the operations of Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Complete Protection (“CBCP”) and Cincinnati Bell Public Communications Inc. (“Public”). CBAD resells voice long distance service, CBCP provides security hardware and monitoring for consumers and businesses, and Public provides public payphone services.

	(Unaudited)
	Three Months Ended March 31,
(dollars in millions)	2004	2003	$ Change	% Change
Revenue	$18.8	$20.0	$(1.2)	(6%)
Operating Costs and Expenses:
Cost of services and products	13.1	14.7	(1.6)	(11%)
Selling, general and administrative	3.0	3.8	(0.8)	(21%)
Depreciation	0.4	0.5	(0.1)	(20%)

Total operating costs and expenses	16.5	19.0	(2.5)	(13%)

Operating income	$2.3	$1.0	$1.3	n/m

Operating margin	12.2%	5.0%		7 pts

2003 Compared to 2002

Revenue

Other segment revenue of $18.8 million in the first three months of 2004 decreased $1.2 million, or 6%, compared to 2003.

CBAD’s revenue declined $1.4 million, or 8%, in the first three months of 2004 compared to the first three months of 2003 due to a 15% decline in minutes of use, which the Company believes is the result of further penetration of wireless plans that include free long distance. Price increases initiated in 2003 partially offset this decrease in usage. CBAD had 539,000 subscribed access lines as of March 31, 2004 in the Cincinnati and Dayton, Ohio operating areas, representing a decrease of 15,500 lines, or 3%, versus March 31, 2003, which the Company believes is primarily related to its access line loss in its local businesses. In spite of subscriber line decreases, the Company’s market share has increased as a function of the Local segment’s lines in service for which a long distance carrier has been chosen for residential and business access lines. CBAD’s

Form 10-Q Part II	Cincinnati Bell Inc.

residential and business market share increased in the first three months of 2004 to approximately 72% and 46%, respectively, from 70% and 44%, respectively compared to March 31, 2003. CBCP’s revenue decreased $0.1 million to $0.7 million and Public revenue increased $0.2 million, or 9%, in the first three months of 2004 compared to the first three months of 2003 as revenue from the sales associated with payphones used in prisons increased.

Costs and Expenses

Cost of services and products totaled $13.1 million in the first three months of 2004, representing a decrease of 11% compared to the first three months 2003. The decrease in cost of services was due primarily to decreased access charges at CBAD of $1.8 million as minutes of use declined 15%. Public and CBCP also contributed a combined decrease of $0.3 million in the first three months of 2004, as a result of lower revenue.

SG&A expenses decreased $0.8 million, or 21%, in the first three months of 2004 compared to the first three months of 2003. These decreases were primarily due to decreased bad debt expense at CBAD.

Operating Income

As a result of the above, the Other segment reported operating income of $2.3 million in the first three months of 2003, an increase of $1.3 million compared to the first three months of 2003. Operating margin showed similar improvements, increasing seven points from a margin of 5.0% in the first three months of 2003 to 12.2% in the first three months of 2004.

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

Subsequent to the closing of the asset sale, the Broadband segment consists of certain liabilities not transferred to the buyers. Prior to the sale of the broadband assets, revenue for the Broadband segment was generated from broadband transport (which included revenue from IRU’s), switched voice services, data and Internet services (including data collocation and managed services) and other services. These transport and switched voice services were generally provided over the Broadband segment’s national optical network, which comprised approximately 18,700 route miles of fiber-optic transmission facilities.

Form 10-Q Part II	Cincinnati Bell Inc.

	(Unaudited)
	Three Months Ended March 31,
(dollars in millions)	2004	2003	$ Change	% Change
Revenue
Broadband transport	$—	$89.0	$(89.0)	(100%)
Switched voice services	—	61.2	(61.2)	(100%)
Data and Internet	—	33.7	(33.7)	(100%)
Other services	—	1.5	(1.5)	(100%)

Total revenue	—	185.4	(185.4)	(100%)

Operating Costs and Expenses:
Cost of services and products	—	106.6	(106.6)	(100%)
Selling, general and administrative	0.1	67.7	(67.6)	(100%)
Depreciation	—	1.9	(1.9)	(100%)
Asset impairments and other charges (credits)	(1.3)	—	(1.3)	100%

Total operating costs and expenses	(1.2)	176.2	(177.4)	(101%)

Operating income	$1.2	$9.2	$(8.0)	(82%)

Operating margin	n/m	5.0%		(5 pts)

Revenue

Broadband segment revenue decreased 100% in the first three months of 2004 compared to the first three months of 2003 due to the sale of substantially all of the Company’s broadband assets on June 13, 2003. Prior to the aforementioned sale of the broadband assets, the Broadband segment had revenue from broadband transport, voice long distance and other data and Internet products and service such as ATM/frame relay and dedicated and dial-up IP.

Costs and Expenses

Cost of services and products primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers and costs incurred for network construction projects. In the first quarter of 2004, cost of services and products amounted to zero, a 100% decrease from the $106.6 million incurred during 2003 due to the sale of substantially all of the Company’s broadband assets on June 13, 2003.

SG&A expenses decreased 100% to in the first three months of 2004 from $67.7 million in the first three months of 2003 due to the sale of substantially all of the Company’s broadband assets on June 13, 2003.

During the first three months of 2004, the Broadband segment recorded $1.3 million of adjustments related to the reversal of previously recorded liabilities and proceeds from the sale of assets previously written off.

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

Form 10-Q Part II	Cincinnati Bell Inc.

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

During the third quarter of 2003, the second and third (final) stage closings were consummated as all remaining regulatory approvals were received. In connection with these closings, the Company received $20.5 million of the $29.3 million escrowed funds. Subsequently, the Company returned $0.5 million of the purchase price and released the remaining escrowed funds of $8.8 million to the buyer in satisfaction of the working capital and receivables post closing purchase price adjustments pursuant to the purchase agreement between the Company and the buyer.

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

Credit Facilities

The Company believes that its borrowing availability under the credit facilities and cash generated from operations will provide sufficient liquidity for the foreseeable future. As a result of the issuance of the 16% notes, the 71/4% Senior notes due 2013 and scheduled repayments, the credit facilities were reduced from $1,825.0 million as of December 31, 2002 to $919.2 million as of March 31, 2004. The remaining credit facilities as of March 31, 2004 consist of $396.8 million in revolving credit maturing on March 1, 2006, and having four equal quarterly scheduled commitment reductions during 2005 in an aggregate amount equal to $123.3 million, and $522.4 million in term loans, maturing on June 30, 2008. As of March 31, 2004, the Company had drawn approximately $556.4 million from its credit facilities, and had outstanding letters of credit totaling $11.4 million, leaving $351.4 million in additional borrowing availability under its revolving credit facility. In April 2004, the Company permanently prepaid $40.0 million on its term loans.

The terms of the 16% notes, the 7¼% Senior notes due 2013, the 8 3/8% notes and the credit facilities limit the Company’s ability to make future investments in or fund the operations of BRCOM and its subsidiaries. Specifically, the Company and its other subsidiaries may not make investments in or fund the operations of BRCOM and its subsidiaries beyond an aggregate amount of $118.0 million after October 1, 2002. As of March 31, 2004, the Company had the ability to invest an additional $72.8 million in BRCOM and its subsidiaries based on these provisions. The Company believes that BRCOM’s available liquidity is sufficient to meets its remaining obligations.

Interest rates charged on borrowings under the revolving and term credit facilities were 425 and 250 basis points above the London Interbank Offered Rate (“LIBOR”), respectively, or 5.36% and 3.61%, respectively, based on the LIBOR rate as of March 31, 2004. Based on the Company’s variable rate indebtedness as of March 31, 2004, if the Company’s credit facilities were fully drawn, a 1% increase in the average borrowing

Form 10-Q Part II	Cincinnati Bell Inc.

rate would result in approximately $9.2 million in annual incremental interest expense. The commitment fees applied to the unused amount of revolving credit facility borrowings are 62.5 basis points.

The Company is subject to financial covenants in association with the credit facilities. These financial covenants require that the Company maintain certain debt to EBITDA (as defined in the credit facility agreement), senior secured debt to EBITDA and interest coverage ratios as well as limit its capital expenditures. The facilities also contain certain covenants which, among other things, may restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company were in default under its credit facilities, no additional borrowings under the credit facilities would be available until the default was waived or cured. The Company was in compliance with all financial covenants set forth in its credit facilities and the indentures governing its other debt as of March 31, 2004.

Subject to certain limited exceptions, borrowings under the credit facilities are required to be prepaid:

(1)	in an amount equal to 75% of excess cash flow (as defined in the credit facility agreement) for each fiscal year commencing with the fiscal year ended December 31, 2003. Excess cash flow is calculated on an annual basis, and 75% of the excess cash flow is payable to the credit facility lenders on the 90th day following the end of each fiscal year. As of March 31, 2004, the Company estimated the excess cash flow amount to be prepaid in the first quarter of 2005 to be $43.3 million and included this amount in current portion of long-term debt;

(2)	in an amount equal to 100% of net cash proceeds of certain sales, leases, transfers or other dispositions of assets by the Company or its subsidiaries subject to reinvestment rights in certain cases;

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

Form 10-Q Part II	Cincinnati Bell Inc.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2004:

			Noncancelable	Unconditional
	Debt	Capital Leases	operating lease	purchase
(dollars in millions)	(excluding discount)	(excluding interest)	obligations	obligations*	Total
For the twelve months ended March 31,
2005	$50.2	$5.5	$9.0	$62.0	$126.7
2006	25.3	3.1	6.8	45.0	80.2
2007	39.3	1.4	6.8	45.0	92.5
2008	336.9	0.6	7.0	45.0	389.5
2009	126.3	0.7	7.3	11.3	145.6
Thereafter	1,684.2	6.8	133.5	—	1,824.5

Total	$2,262.2	$18.1	$170.4	$208.3	$2,659.0

* Amount includes $3.3 million and $8.4 million of expected cash funding contributions to the pension trust and postretirement trust, respectively. These amounts are included in 2004 as the Company is obligated to make these cash funding contributions. The Company has not included obligations beyond 2004, as the amounts are not estimable.

Current maturities of long-term debt of $55.7 million at March 31, 2004 consisted of approximately $48.6 million of principal payments on long-term debt related to the credit facilities, $5.5 million related to the current portion of capital leases and $1.6 million related to other current debt. The Company expects to have the ability to meet its current obligations through borrowings from its revolving credit facility and cash flows generated by its operations.

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

Other

As of the date of this filing, the Company maintains the following credit ratings:

			Fitch	Moody’s
Entity	Description	Standard and Poor’s	Rating Service	Investor Service
CBB	Corporate Credit Rating	B+	BB-	B1
CBT	Corporate Credit Rating	B+	BB+	Ba2
CBB	Outlook	negative	stable	positive

The Company does not have any downgrade triggers that would accelerate the maturity dates of its debt or increase the interest rate on its debt.

Form 10-Q Part II	Cincinnati Bell Inc.

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

AWE maintains a 19.9% ownership in the Company’s CBW subsidiary. The CBW operating agreement provides that a five member committee govern CBW, with AWE having the right to appoint two representatives and the Company having the right to appoint three representatives. On or after December 31, 2006, or if at any time the member committee shall call for additional capital contributions (unless such capital calls have been approved by the representatives of AWE), and upon written demand from AWE, the Company is required to purchase at fair market value all of the interest of AWE in CBW for cash. Such sale shall be consummated not less than 30 and no more than 60 days following the determination of the fair market value of the AWE interest. The operating agreement includes other provisions including non-competition clauses between CBW, LLC and AWE.

On February 17, 2004, Cingular announced its intent to acquire AWE. Cingular presently competes with CBW, LLC. The Company is currently in discussions with AWE and Cingular regarding Cingular’s proposed acquisition of AWE. Should AWE or Cingular decide to sell the 19.9% ownership interest to a third party, the Company has a right of first refusal to purchase the interest.

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

Form 10-Q Part II	Cincinnati Bell Inc.

On December 30, 2002, the “Local 144 Group” filed a motion seeking consolidation of the complaints and appointment as lead plaintiff. By order dated October 29, 2003, Local 144 Nursing Home Pension Fund, Paul J. Brunner and Joseph Lask were named lead plaintiffs in a putative consolidated class action.

On December 1, 2003, lead plaintiffs filed their amended consolidated complaint on behalf of purchasers of the Company’s securities between January 17, 2001 and May 21, 2002, inclusive. This amended complaint contained a number of new allegations. Cincinnati Bell Inc. was added as defendant in this amended filing. The Company’s motion to dismiss was filed on February 6, 2004. Plaintiffs filed their opposition to dismiss on April 15, 2004, and the Company is required to file its reply by June 1, 2004. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

In re Broadwing Inc. Derivative Complaint, (Garlich v. Broadwing Inc., et al.), Hamilton County Court of Common Pleas, Case No. A0302720.

This derivative complaint was filed against Broadwing Inc. and ten of its current and former directors on April 9, 2003 alleging breaches of fiduciary duty arising out of the same allegations discussed in In re Broadwing Inc. Securities Class Action Lawsuits above. Pursuant to a stipulation between the parties, defendants are not required, absent further order by the Court, to answer, move, or otherwise respond to this complaint until 30 days after the federal court renders a ruling on defendants’ motion to dismiss in In re Broadwing Inc. Securities Class Action Lawsuits. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

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

On October 22, 2003, a putative consolidated class action complaint was filed in the U.S. District Court for the Southern District of Ohio. The Company filed its motion to dismiss on February 6, 2004. Plaintiffs filed their opposition on April 2, 2004, and the Company is required to file its reply by May 17, 2004. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

Off-Balance Sheet Arrangements

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which

Form 10-Q Part II	Cincinnati Bell Inc.

would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of March 31, 2004 the Company was not involved in any unconsolidated SPEs or VIEs.

Balance Sheet

The following comparisons are relative to December 31, 2003.

The change in cash and cash equivalents is explained in the preceding discussion of capital investment, resources and liquidity or in the cash flow discussion below. The decrease in accounts receivable $19.9 million was primarily the result of a decrease in revenue and improved collections. The decrease of $23.1 million in net property, plant and equipment was primarily due to the sale of certain assets and depreciation expense of $45.2 million, offset by capital expenditures of only $23.3 million.

The decrease in long-term debt of $90.0 million was partially offset by an increase in short-term debt of $42.4 million, the remainder was repaid, utilizing cash generated by operations. Accounts payable decreased $12.3 million, or 19%, primarily due a decrease in capital spending and timing of vendor payments.

Cash Flow

For the first three months of 2004, cash provided by operating activities totaled $69.8 million, $37.1 million more than the $32.7 million provided by operating activities during the first three months of 2003. This increase is largely due to a reduction in cash used in operations and working capital needs resulting from the sale of substantially all of the broadband assets.

The Company’s investing activities included outflows for capital expenditures and inflows from the sale of equity investments and assets. Capital expenditures during the first three months of 2004 totaled $23.3 million, $1.3 million higher than the $22.0 million incurred during the first three months of 2003. In 2003, the Company received $3.8 million from the sale of an investment. In 2004, the Company received $3.2 million from the sale of certain assets of CBTS generally consisting of operating assets outside its current operating area.

During the first three months of 2004, the Company reduced its borrowings under its credit facilities by $52.1 million with cash provided by operating activities. During the first three months of 2003, the Company received $350 million of gross cash proceeds from the issuance of the 16% notes borrowed $30.0 million directly from the revolving credit facility. The Company permanently prepaid $220 million in borrowings under its term and revolving credit facilities and made a $90 million payment under its revolving credit facility with the net cash proceeds from the 16% notes. Debt issuance costs totaled zero and $44.6 million in the first three months of 2004 and 2003, respectively, as no capital structure transaction took place in 2004.

Approximately $2.6 million in preferred stock dividends were paid during the first quarter of 2004 and 2003.

As of March 31, 2004, the Company held $22.8 million in cash and cash equivalents. The Company’s primary sources of cash will be cash generated by operations and borrowings from the Company’s revolving credit facility. The primary uses of cash will be for funding the maintenance and strategic expansion of the local and wireless networks; interest and principal payments on the Company’s credit facilities, 16% notes, 7¼% Senior notes due 2013, 7¼% Senior notes due 2023, 8 3/8% notes, and CBT notes; dividends on the 6¾% cumulative convertible preferred stock; working capital; and liability management associated with BRCOM up to the maximum amount permitted under the terms of the 16% notes, and Credit Agreement.

Form 10-Q Part II	Cincinnati Bell Inc.

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

The Company intends to protect and grow its market position through incremental wireless and DSL customer acquisitions, particularly into service bundles that include an access line. In support of these expectations, in February 2004 the Company launched an aggressive marketing campaign titled “You Add, We Subtract”, designed to promote further bundled suites of communications services on a single bill for a reduced flat monthly fee. The Company also expects greater depreciation expense related to shortening the estimated depreciable life of its TDMA network assets to the end of 2006.

The Company has substantial state and federal operating loss tax carryforwards. As a result, the Company expects cash payments of less than $5 million related to income taxes in 2004. The Company expects its effective tax rate to be approximately 50%.

CBT faces competition from other local exchange carriers, wireless service providers, interexchange carriers, cable and satellite providers and Internet service providers. The Company believes CBT will face greater

Form 10-Q Part II	Cincinnati Bell Inc.

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

CBW is one of six active wireless service providers in the Cincinnati and Dayton, Ohio metropolitan market areas, including Cingular, Sprint PCS, T-Mobile, Verizon and Nextel, all of which are nationally known and well funded. The Company anticipates that continued competition will likely continue to cause the market prices for wireless products and services to decline in the future. CBW’s ability to compete will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Furthermore, as evidenced by AWE’s announcement that it has agreed to be acquired by Cingular, there has been a trend in the wireless communications industry towards consolidation through joint ventures, reorganizations and acquisitions. The Company expects this consolidation to lead to larger competitors with greater resources and more service offerings than CBW. Although the Company is currently in discussions with AWE and Cingular regarding Cingular’s proposed acquisition of AWE, it is not completely clear what impact the acquisition will have on the operations of CBW or on Cingular’s/AWE’s desire to remain in the CBW venture. In addition, should AWE or Cingular decide to sell its 19.9% ownership interest to a third party, the Company has a right of first refusal to purchase the interest. However, CBW’s implementation of GSM/GPRS should improve the Company’s ability to compete by selling new products such as advanced data services, lower incremental capital expenditures per subscriber, and minimize additional investment in the legacy TDMA network.

The Company’s other subsidiaries operate in a largely local or regional area, and each of these subsidiaries faces significant competition. CBAD’s competitors include resellers, competitive local exchange providers and large national long distance carriers such as AT&T Corp., MCI and Sprint Corporation, in addition to emerging VoIP providers. Public competes with several other public payphone providers, some of which are national in scope and offer lower prices for coin-based local calling services. Public payphone usage has also continued to be adversely impacted by the growing penetration of wireless communications.

The CBTS subsidiary competes against numerous other information technology consulting, computer system integration and managed-service providers, many of which are larger, national in scope and better financed.

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

Form 10-Q Part II	Cincinnati Bell Inc.

Swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. Because the notional amounts are not exchanged, the notional amounts of these agreements are not indicative of the Company’s exposure resulting from these derivatives. The amounts to be exchanged between the parties are primarily the result of the swap’s notional amount and the fixed and floating rate percentages to be charged on the swap. In accordance with Statement of Financial Accounting Standard SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), interest rate differentials associated with the Company’s interest rate swaps are recorded as an adjustment to interest payable or receivable with the offset to interest expense over the life of the swap. The Company had interest rate swap agreements, which expired throughout 2003. During the first three months of 2003, the fair value of the interest rate swaps increased resulting in a year-to-date, after-tax net gain of $1.7 million, which was recognized in Other Comprehensive Income.

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

Item 4. Controls and Procedures

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2004 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Form 10-Q Part II	Cincinnati Bell Inc.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is included in Note 5 of the Notes to the Condensed Consolidated Financial Statements on page 10 of this quarterly report.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was conducted on April 23, 2004. At this meeting, shareholders voted on:

i.	Election of three directors for three-year terms expiring in 2007.

The results of such votes were as follows:

i.	Phillip R. Cox was elected as a director with 208,004,102 common shares voting for election and 9,785,703 shares voting against election. Michael G. Morris was elected as a director with 210,120,493 common shares voting for election and 7,679,818 shares voting against election. John M. Zrno was elected as a director with 209,446,987 common shares voting for election and 8,352,818 shares voting against election.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit
Number	DESCRIPTION
(3.1)(a)	Amended Articles of Incorporation of Cincinnati Bell (Exhibit (3.1)(a) to Form S-4 dated July 17, 2003, File No. 1-8519).

(3.1)(b)	Amended Regulations of Cincinnati Bell (Exhibit (3.2) to Registration Statement No. 2-96054).

Form 10-Q Part II	Cincinnati Bell Inc.

Exhibit
Number	DESCRIPTION
(4)(b)(i)	Rights Agreement dated as of April 29, 1997, between Broadwing and The Fifth Third Bank which includes the form of Certificate of Amendment to the Amended Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (Exhibit 4.1 to Broadwing’s Registration Statement on Form 8-A filed on May 1, 1997).

(4)(b)(ii)	Amendment No. 1 to the Rights Agreement dated as of July 20, 1999, between the Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 1 of Broadwing’s Registration Statement on Form 8-A filed on August 6, 1999).

(4)(b)(iii)	Amendment No. 2 to the Rights Agreement dated as of November 2, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 2 of Broadwing’s Registration Statement on Form 8-A filed on November 8, 1999).

(4)(b)(iv)	Amendment No. 3 to the Rights Agreement dated as of June 10, 2002, between Broadwing and The Fifth Third Bank. (Exhibit 1 to Amendment No. 3 of Broadwing’s Registration Statement on Form 8-A filed on July 2, 2002).

(4)(c)(i)	Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023. (Exhibit 4-A to Form 8-K, date of report July 12, 1993, File No. 1-8519).

(4)(c)(ii)	Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report October 27, 1993, File No. 1-8519).

(4)(c)(iii)	Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report November 30, 1998, File No. 1-8519).

(4)(c)(vi)(1)	Indenture dated as of March 26, 2003, by and among Broadwing Inc., as Issuer, Cincinnati Bell Public Communications Inc., ZoomTown.com Inc, Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services Inc., Broadwing Financial LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless Holdings LLC and Broadwing Holdings Inc. as Guarantors, and The Bank of New York, as trustee, in connection with $350,000,000 of Broadwing Inc. Senior Subordinated Discount Notes Due 2009. (Exhibit (4)(c)(vi) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)(2)	First Supplemental Indenture dated as of October 30, 2003 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the guarantors party thereto, and the Bank of New York, as trustee, governing the Senior Subordinated Discount Notes due 2009 (Exhibit (4)(c)(vi) (2) to Form 10-Q for the nine months ended September 30, 2003, File No. 1-8519).

(4)(c)(vii)	Warrant Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(vii) to Form 10-K for 2002, File No. 1-

Form 10-Q Part II	Cincinnati Bell Inc.

Exhibit
Number	DESCRIPTION
8519) (Exhibit (4)(c)(vii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(viii)	Exchange and Registration Rights Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(viii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(ix)	Equity Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(ix) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(x)(1)	Purchase Agreement, dated as of December 9, 2002 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(1) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(x)(2)	First Amendment to Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(2) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(x)(3)+	Amendment to Purchase Agreement, dated as of April 30, 2004 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other purchasers of Senior Subordinated Notes due 2009.

(4)(c)(xi)	Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Pell Public Communications Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Telecommunications Services Inc., and ZoomTown.com Inc., as Guarantors, and the Bank of New York, as Trustee, in connection with Cincinnati Bell 71/4% Senior Notes due 2013 (Exhibit (4)(c)(xi) on Form S-4 dated July 17, 2003, File No. 1-8519).

(4)(c)(xii)	Indenture dated as of November 19, 2003, by and among Cincinnati Bell Inc., as Issuer, BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Bell Public Communications Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Telecommunications Services Inc. and ZoomTown.com Inc., as Guarantors, and The Bank of New York, as Trustee, in connection with Cincinnati Bell 8 3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit (4)(c)(xiii) to Registration Statement No. 333-110940).

(4)(c)(xii)	No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

Form 10-Q Part II	Cincinnati Bell Inc.

Exhibit
Number	DESCRIPTION
(10)(i)(1.1)	Third Amendment and Restatement of the Credit Agreement dated as of November 17, 2003, among Cincinnati Bell Inc. (f/k/a Broadwing Inc.), and BCSI Inc. (f/k/a Broadwing Communications Services Inc.), as the Borrowers, the Initial Lenders, the Initial Issuing Banks and the Swing Line Banks named therein, Bank of America, N.A., as syndication agent, Citicorp USA, Inc., as administrative agent, Credit Suisse First Boston and the Bank of New York, as co-documentation agents, PNC Bank, N.A. and collectively with Credit Suisse First Boston and the Bank of New York, the co-arrangers, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers and Banc of America Securities LLC, Credit Suisse First Boston, acting through its Cayman Islands branch, and Goldman Sachs Credit Partners L.P., as joint lead arrangers and joint bookrunning managers for the Term D Facility (Exhibit (10)(i)(1) on Form S-4 dated December 10, 2003, File No. 1-8519).

(10)(i)(1.2)	Amendment and Waiver to the Credit Agreement dated as of March 19, 2004 by and among Cincinnati Bell Inc. and BCSI Inc. and the lender parties thereto (Exhibit (10)(i)(1.2) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(i)(2)	Asset Purchase Agreement by and among Broadwing Inc., Cincinnati Bell Directory Inc. and CBD Media, Inc. dated as of February 4, 2002. (Exhibit (10)(i)(2) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(i)(3)	Asset Purchase Agreement between Broadwing Communications Services Inc. and other seller parties thereto and CIII Communications dated as of February 22, 2003. (Exhibit (99)(i) to Form 8-K, filed on February 28, 2003, File No. 1-8519).

(10)(i)(3.1)	Amendment No. 1 to the Asset Purchase Agreement dated June 6, 2003 (Exhibit (99)(i) to Form 8-K, filed on June 13, 2003, File No. 1-8519).

(10)(i)(3.2)	Letter Agreement Amendment to the Asset Purchase Agreement (Exhibit (10)(i)(A)(3)(iii) to Form S-4, filed on June 23, 2003, File No. 1-8519).

(10)(i)(4)	Operating Agreement, dated December 31, 1998 between AT&T Wireless PCS Inc. and Cincinnati Bell Wireless Company LLC (Exhibit (10)(i)(4) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(i)(4.1)	Agreement and Amendment No. 1 to Operating Agreement, dated October 16, 2003 between AT&T Wireless PCS LLC and Cincinnati Bell Wireless Company LLC (Exhibit (10)(i)(4.1) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(1)*	Short Term Incentive Plan of Broadwing Inc., as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(2)*	Broadwing Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective July 24, 2002. (Exhibit (10)(iii)(A)(2) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

Form 10-Q Part II	Cincinnati Bell Inc.

Exhibit
Number	DESCRIPTION
(10)(iii)(A)(3)(i)*	Broadwing Inc. Pension Program, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(3)(ii)*	Cincinnati Bell Pension Program, as amended and restated effective March 3, 1997. (Exhibit (10)(iii)(A)(3)(ii) to Form 10-K for 1997, File No. 1-8519).

(10)(iii)(A)(4)*	Broadwing Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(5)*	Broadwing Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(6)*	Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective January 1, 2001. (Exhibit (10)(iii)(A)(6) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(7)*	Cincinnati Bell Inc. 1989 Stock Option Plan. (Exhibit (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(8)*	Employment Agreement effective December 4, 2001 between the Company and Michael W. Callaghan. (Exhibit (10)(iii)(A)(10) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(iii)(A)(8.1)*	Ameto Employment Agreement effective February 3, 2003 between the Company and Michael W. Callaghan. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, date of report February 3, 2002, File No. 1-8519).

(10)(iii)(A)(8.2)*	Amendment to Employment Agreement effective October 22, 2003 between the Company and Michael W. Callaghan. (Original Amendment to Employment Agreement filed as Exhibit (10)(iii)(A)(9.2) to Form S-4, date of report December 10, 2003, File No. 1-8519).

(10)(iii)(A)(9)*	Employment Agreement effective January 1, 1999, between Broadwing and John F. Cassidy (incorporated by reference to Exhibit (10)(iii)(A)(11.1) to Form 10-Q for the three months ended September 30, 2002, File No. 1-8519).

(10)(iii)(A)(10)*	Employment Agreement effective January 8, 2004 between the Company and Christopher J. Wilson (Exhibit (10)(iii)(A)(13) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(11)*	Employment Agreement effective June 26, 2000 between the Company and Brian G. Keating (Exhibit (10)(iii)(A)(14) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(12)	Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K(Exhibit (10)(iii)(A)(15) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

Form 10-Q Part II	Cincinnati Bell Inc.

Exhibit
Number	DESCRIPTION
(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

The Company’s reports on Form 10-K, 10-Q, and 8-K are available free of charge at the following website: http://www.cincinnatibell.com. The Company will furnish any other exhibit at cost.

(b)	Reports on Form 8-K

Form 8-K, date of report January 7, 2004, reporting the Company announced plaintiffs’ counsel in a number of putative class action lawsuits filed against the Company in late 2002 filed an amended consolidated complaint that contains additional allegations, including allegations relating to the recognition of revenue from network construction agreements in 2000 and 2001.

Form 8-K, date of report January 12, 2004, reporting the Company announced the election of Brian Ross as Chief Financial Officer to the Company effective immediately.

Form 8-K, date of report February 12, 2004, reporting the Company issued a press release announcing that it has reached a settlement of an arbitration proceeding with El Paso Global Networks regarding a broadband network construction contract entered into in 2000. The company previously disclosed that a tentative settlement of the arbitration had been reached. As part of the settlement, both parties have agreed to drop their respective claims for monetary damages. The company recorded a $5 million charge in the fourth quarter of 2003 as a result of this settlement.

Form 8-K, date of report February 25, 2004, reporting the Company announced the Board of Directors named Gary A. Cornett as Vice President, Controller of the Company effective February 24, 2004.

Form 8-K, date of report March 15, 2004, reporting the Company issued a press release announcing the delay of the filing of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and the Registrant’s intent to restate prior financial statements.

Form 8-K, date of report March 19, 2004, reporting the Company issued a press release announcing that it has received a waiver from its lenders under its credit facility and intends to release earnings for fourth quarter and full year 2003 on March 22, 2004.

Form 8-K, date of report March 23, 2004, reporting the Company issued a press release its financial results for the fourth quarter and full year 2003 and confirmed the effects of the previously announced restatement of prior financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	Cincinnati Bell Inc. /s/ Brian A. Ross
Brian A. Ross
Chief Financial Officer

/s/ Gary A. Cornett
Gary A. Cornett
Principal Accounting Officer