Form 10-Q/A
period 2003-09-30
CINCINNATI BELL INC
filed 2004-06-28
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At October 31, 2003, there were 244,229,002 common shares outstanding.

EXPLANATORY NOTE

Pursuant to this amended Quarterly Report on Form 10-Q/A, the registrant amends “Item 1. Financial Statements”, “Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations” and “Item 4. Controls and Procedures” of Part I – Financial Information, and “Item 6. Exhibits and Reports on Form 8-K” of Part II – Other Information of its Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on October 15, 2003 for the quarter ended September 30, 2003. The amendment is related to the restatement of previously reported results. The Audit Committee of the Company’s Board of Directors completed an investigation into the allegations contained in an amended class action securities lawsuit filed in December 2003. These allegations relate primarily to the manner in which the Company recognized revenue, and wrote down assets, with respect to its former broadband business. In connection with that investigation, adjustments have been identified related to the manner that the Company recorded a particular broadband network construction agreement entered into in 2000. These adjustments related to the timing of revenue recognition resulting from the inappropriate inclusion of certain costs that had not been fully incurred and use of estimates regarding the extent to which the construction contract had been completed. The Company has restated its financial statements to reflect the revised accounting for this contract. In investigating plaintiffs’ other allegations, the Audit Committee did not identify any information that warranted any modification or change to the Company’s financial statements.

This amendment does not amend any other Items except those indicated above and does not update any of the disclosures contained in the Quarterly Report as previously filed except for certain amounts which have been reclassified to conform to the current classifications. All other information is as of the date of original filing and included for convenience.

Description		Page
PART I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) Three Months and Nine Months Ended September 30, 2003 (Restated) and 2002	1

	Condensed Consolidated Balance Sheets (Unaudited) September 30, 2003 and December 31, 2002	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2003 (Restated) and 2002	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (Restated)	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63

Item 4.	Controls and Procedures	64

PART II. Other Information

Item 1.	Legal Proceedings	65

Item 2.	Changes in Securities and Use of Proceeds	65

Item 3.	Defaults Upon Senior Securities	65

Item 4.	Submission of Matters to a Vote of Security Holders	66

Item 5.	Other Information	66

Item 6.	Exhibits and Reports on Form 8-K	66

	Signatures	73
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Form 10-Q/A Part I	Cincinnati Bell Inc.
PART I. Financial Information
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Millions, Except Per Common Share Amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
			(Restated)
Revenue	$315.3	$570.3	$1,246.6	$1,669.3
Costs, Expenses, Gains and Losses
Cost of services and products (excluding depreciation of $31.6, $96.3, $96.3 and $278.8 included below)	122.5	252.8	551.2	789.2
Selling, general and administrative	60.7	122.9	290.9	380.2
Depreciation	39.7	120.6	120.6	351.6
Amortization	0.1	6.2	0.4	19.2
Restructuring	—	7.1	(3.4)	23.6
Asset impairments and other	—	0.6	(0.7)	0.6
Gain on sale of broadband assets	(37.3)	—	(336.3)	—

Total operating costs, expenses, gains and losses	185.7	510.2	622.7	1,564.4

Operating Income	129.6	60.1	623.9	104.9
Minority interest expense	12.5	15.5	42.5	44.4
Interest expense and other financing costs	67.2	40.1	173.8	117.4
Loss on extinguishment of debt	17.4	—	17.4	—
Other expense (income), net	(0.1)	0.8	(0.7)	—

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of changes in accounting principles	32.6	3.7	390.9	(56.9)
Income tax benefit	(12.1)	(0.3)	(12.1)	(9.1)

Income (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principles	44.7	4.0	403.0	(47.8)
Income from discontinued operations, net of taxes of $119.7	—	—	—	217.6

Income before cumulative effect of changes in accounting principles	44.7	4.0	403.0	169.8
Cumulative effect of changes in accounting principles, net of taxes of $47.6 and $5.8, respectively	—	—	85.9	(2,008.7)

Net Income (Loss)	44.7	4.0	488.9	(1,838.9)
Preferred stock dividends	2.6	2.6	7.8	7.8

Net Income (Loss) Applicable to Common Shareowners	$42.1	$1.4	$481.1	$(1,846.7)

Net Income (Loss)	$44.7	$4.0	$488.9	$(1,838.9)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swaps	1.1	0.2	4.3	1.2

Comprehensive Income (Loss)	$45.8	$4.2	$493.2	$(1,837.7)

Basic Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.19	$0.01	$1.79	$(0.26)
Income from discontinued operations, net of taxes	—	—	—	1.00
Cumulative effect of changes in accounting principles, net of taxes	—	—	0.39	(9.20)

Net Earnings (Loss) per Common Share	$0.19	$0.01	$2.18	$(8.46)

Diluted Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.18	$0.01	$1.74	$(0.26)
Income from discontinued operations, net of taxes	—	—	—	1.00
Cumulative effect of changes in accounting principles, net of taxes	—	—	0.37	(9.20)

Net Earnings (Loss) per Common Share	$0.18	$0.01	$2.11	$(8.46)

Weighted Average Common Shares Outstanding (millions)
Basic	225.4	218.5	221.1	218.3
Diluted	235.2	218.9	232.0	218.3

The accompanying notes are an integral part of the financial statements.

Form 10-Q/A Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	September 30,	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$32.9	$44.9
Restricted cash	—	7.0
Receivables, net of allowances of $20.4 and $53.0	139.0	240.1
Materials and supplies	40.5	32.2
Deferred income tax benefits	1.5	46.8
Prepaid expenses and other current assets	17.8	23.8

Total current assets	231.7	394.8
Property, plant and equipment, net of accumulated depreciation of $1,605.2 and $1,659.8	923.2	867.9
Goodwill	40.9	40.9
Other intangibles, net	47.4	47.8
Other noncurrent assets	115.0	101.2

Total assets	$1,358.2	$1,452.6

Liabilities and Shareowners’ Deficit
Current liabilities
Short-term debt	$135.7	$203.7
Accounts payable	59.0	129.4
Current portion of unearned revenue and customer deposits	39.2	118.9
Accrued taxes	53.9	84.4
Accrued restructuring	24.3	41.1
Dividends payable	2.6	30.9
Other current liabilities	134.6	141.2

Total current liabilities	449.3	749.6
Long-term debt, less current portion	2,208.0	2,354.7
Unearned revenue, less current portion	12.3	306.0
Deferred income tax liabilities	87.9	72.7
Accrued pension and postretirement benefits	72.7	64.9
Other noncurrent liabilities	20.8	59.6

Total liabilities	2,851.0	3,607.5
Minority interest	40.0	443.9
Commitments and contingencies
Shareowners’ Deficit
6 3/4% Cumulative Convertible Preferred Stock, 2,357,299 shares of all classes of preferred stock authorized; 155,250 shares (3,105,000 depository shares) issued and outstanding at September 30, 2003 and December 31, 2002	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 252,062,104 and 226,598,844 shares issued; 244,194,002 and 218,690,375 outstanding at September 30, 2003 and December 31, 2002	2.5	2.3
Additional paid-in capital	2,937.5	2,365.1
Accumulated deficit	(4,447.2)	(4,936.1)
Accumulated other comprehensive loss	(9.5)	(13.8)
Common shares in treasury, at cost:
7,868,102 and 7,908,469 shares at September 30, 2003 and December 31, 2002	(145.5)	(145.7)

Total shareowners’ deficit	(1,532.8)	(2,598.8)

Total liabilities and shareowners’ deficit	$1,358.2	$1,452.6

The accompanying notes are an integral part of the financial statements.

Form 10-Q/A Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)
(Unaudited)

	Nine Months
	Ended September 30,
	2003	2002
Cash Flows from Operating Activities	(Restated)
Net income (loss)	$488.9	$(1,838.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of changes in accounting principles, net of tax	(85.9)	2,008.7
Gain on sale of broadband assets	(336.3)	—
Gain on sale of discontinued operations	—	(211.8)
Loss on extinguishment of debt	17.4	—
Depreciation	120.6	351.6
Amortization	0.4	19.2
Asset impairments and other	(0.7)	—
Provision for loss on receivables	20.7	40.6
Noncash interest expense	66.8	31.4
Minority interest expense	42.5	44.4
Deferred income tax benefit	(12.1)	(9.1)
Tax benefits from employee stock option plans	0.2	0.7
Other, net	3.7	0.9
Changes in operating assets and liabilities:
Decrease (increase) in receivables	13.3	(33.6)
Decrease (increase) in prepaid expenses and other current assets	(10.4)	5.1
Decrease in accounts payable	(33.6)	(35.0)
Decrease in accrued and other current liabilities	(0.5)	(67.2)
Decrease in unearned revenue	(47.8)	(168.5)
Decrease (increase) in other assets and liabilities, net	(16.6)	1.1
Net cash used in discontinued operations	—	(9.5)

Net cash provided by operating activities	230.6	130.1

Cash Flows from Investing Activities
Capital expenditures	(94.8)	(139.9)
Proceeds from sale of investments	3.8	23.3
Proceeds from sale of broadband assets	82.7	—
Proceeds from sale of discontinued operations	—	345.0
Other, net	(2.8)	—

Net cash provided by (used in) investing activities	(11.1)	228.4

Cash Flows from Financing Activities
Issuance of long-term debt	850.0	113.1
Repayment of long-term debt	(1,008.1)	(418.8)
Short-term repayments, net	(4.7)	(7.5)
Debt issuance costs	(65.1)	(8.5)
Issuance of common shares — exercise of stock options	1.6	0.5
Minority interest and preferred stock dividends paid	(5.2)	(32.6)

Net cash used in financing activities	(231.5)	(353.8)

Net increase (decrease) in cash and cash equivalents	(12.0)	4.7
Cash and cash equivalents at beginning of period	44.9	30.0

Cash and cash equivalents at end of period	$32.9	$34.7

The accompanying notes are an integral part of the financial statements.

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Unbilled Receivables — Unbilled receivables arise from local, wireless and broadband services rendered but not yet billed, in addition to network construction revenue of the Broadband segment that was recognized under the percentage-of-completion method. As of September 30, 2003 and December 31, 2002, unbilled receivables, net of allowances, totaled $28.8 million and $40.4 million, respectively.

Form 10-Q/A Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Allowances for Doubtful Accounts — The Company establishes the allowances for doubtful accounts using both percentages of aged accounts receivable balances to reflect the historical average of credit losses and specific provisions for certain large, potentially uncollectible balances. The Company believes that its allowance for doubtful accounts is adequate based on the methods described above. However, if one or more of the Company’s larger customers were to default on its accounts receivable obligations, or general economic conditions in the United States of America deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior to the sale of the broadband assets in the second and third quarter of 2003 (refer to Note 3), the Company had previously entered into indefeasible right-of-use agreements (“IRU”), which represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated. IRU and related maintenance revenue are included in the broadband transport category of the Broadband segment. Concurrent with the broadband asset sale, the remaining IRU obligations were assumed by the buyer (Refer to Note 3 for a detailed discussion of the sale).

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(dollars in millions except per share amounts)	2003	2002	2003	2002
Net income (loss) applicable to common shareowners:			(Restated)
As reported	$42.1	$1.4	$481.1	$(1,846.7)
Pro forma	$33.2	$(6.1)	$454.5	$(1,869.1)
Basic earnings (loss) per common share:
As reported	$0.19	$0.01	$2.18	$(8.46)
Pro forma	$0.15	$(0.03)	$2.06	$(8.56)
Numerator for diluted earnings (loss) per share:
As reported	$42.1	$1.4	$488.9	$(1,846.7)
Pro forma	$33.2	$(6.1)	$462.3	$(1,869.1)
Diluted earnings (loss) per share:
As reported	$0.18	$0.01	$2.11	$(8.46)
Pro forma	$0.14	$(0.03)	$1.99	$(8.56)

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Expected dividend yield	—	—	—	—
Expected volatility	35.0%	105.0%	35.0%	86.5%
Risk-free interest rate	2.3%	2.5%	2.0%	3.4%
Expected holding period — years	3	3	3	3

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the effects of the restatement on the Company’s financial statements follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Cost of services and products, as previously reported	$122.5	$252.8	$601.7	$789.2
Adjustment	—	—	(50.5)	—

Cost of services and products, as restated	$122.5	$252.8	$551.2	$789.2

Operating income, as previously reported	$129.6	$60.1	$573.4	$104.9
Adjustment	—	—	50.5	—

Operating income, as restated	$129.6	$60.1	$623.9	$104.9

Net income (loss), as previously reported	$44.7	$4.0	$438.4	$(1,838.9)
Adjustment	—	—	50.5	—

Net income (loss), as restated	$44.7	$4.0	$488.9	$(1,838.9)

Basic earnings (loss) per common share from continuing operations, as previously reported	$0.19	$0.01	$1.56	$(0.26)
Adjustment	—	—	0.23	—

Basic earnings (loss) per common share from continuing operations, as restated	$0.19	$0.01	$1.79	$(0.26)

Diluted earnings (loss) per common share from continuing operations, as previously reported	$0.18	$0.01	$1.51	$(0.26)
Adjustment	—	—	0.23	—

Diluted earnings (loss) per common share from continuing operations, as restated	$0.18	$0.01	$1.74	$(0.26)

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

The following table illustrates the activity in this reserve since December 31, 2002:

	Balance			Balance
	December 31,			September 30,
Type of costs (dollars in millions)	2002	Utilizations	Adjustments	2003
Termination of contractual obligations	$32.2	$(6.8)	$(1.2)	$24.2

Total	$32.2	$(6.8)	$(1.2)	$24.2

7. Debt

The Company’s debt consists of the following:

	September 30,	December 31,
(dollars in millions)	2003	2002
Short-term debt:
Credit facilities, current portion	$106.0	$172.1
Current maturities of capital lease obligations	6.9	9.0
Current maturities of long-term debt	20.0	20.0
Other short-term debt	2.8	2.6

Total short-term debt	$135.7	$203.7

Long-term debt:
Credit facilities, net of current portion	$533.9	$1,476.0
7 1/4% Senior notes due 2023	50.0	50.0
Capital lease obligations, net of current portion	26.7	30.0
7 1/4% Senior notes due 2013	500.0	—
Various Cincinnati Bell Telephone notes, net of current portion	250.0	250.0
16% Senior subordinated discount notes	357.1	—
Convertible subordinated notes	534.5	502.8
9% Senior subordinated notes	—	46.0
12 1/2% Senior notes	—	0.8

Total long-term debt	2,252.2	2,355.6
Less unamortized discount	(44.2)	(0.9)

Total long-term debt, net of unamortized discount	$2,208.0	$2,354.7

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

first quarter of 2002 (resulting from the sale of substantially all of the assets of Cincinnati Bell Directory), $5 million in scheduled repayments of the term debt facilities and $135 million in scheduled commitment reduction of the revolving credit facility. In March 2003, the Company’s credit facilities were also amended to, among other things, extend the revolving commitment, revise the financial covenants, accelerate a portion of the term debt, increase interest rate spreads and allow for the sale of substantially all of the assets of the broadband business. Total availability under the credit facilities decreased to $921.8 million as of September 30, 2003, following a $708.8 million prepayment of the borrowings under the term and revolving credit facilities with the net cash proceeds from the 16% notes and the 7 1/4% senior notes due 2013, and $194.4 million in scheduled repayments of the term debt facilities. As of September 30, 2003, the credit facilities consisted of $594.6 million in revolving credit, $132.5 million in Term Loan A, $134.6 million in Term Loan B and $60.1 million in Term Loan C.

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

7 1/4% Senior Notes Due 2023

In 1993, the Company issued $50.0 million of 7 1/4% Senior notes due 2023 (the “7 1/4% Senior notes due 2023”). The indenture related to these 7 1/4% Senior notes due 2023 does not subject the Company to restrictive financial covenants. However, the 7 1/4% Senior notes due 2023 do contain a covenant that provides that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding notes equally and ratably with the indebtedness or obligations secured by such liens. The 7 1/4% Senior notes due 2023 are secured with assets by virtue of the lien granted under the Company’s credit facilities.

Form 10-Q/A Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7 1/4% Senior Notes Due 2013

On July 11, 2003 the Company issued $500.0 million of 7 1/4% senior unsecured notes due 2013 (the “7 1/4% Senior notes due 2013”) by means of a private placement. Net proceeds totaled $488.8 million and were used to prepay term credit facilities and permanently reduce commitments under the Company’s revolving credit facility. As a result, the Company recorded a non-cash charge of $8.4 million during the third quarter of 2003 to “Interest expense and other financing costs” to write-off deferred financing costs related to the Company’s existing credit facilities. Interest on the 7 1/4% Senior notes due 2013 will be payable in cash in arrears semi-annually on January 15 and July 15 of each year, commencing on January 15, 2004. The 7 1/4% Senior notes due 2013 are unsecured obligations and will rank equally with all of the Company’s existing and future senior debt and will rank senior to all existing and future subordinated debt. The Company’s subsidiaries, excluding Cincinnati Bell Telephone, Cincinnati Bell Wireless, BRCOM and its subsidiaries, unconditionally guarantee the 7 1/4% Senior notes due 2013 on a senior unsecured basis. The 7 1/4% Senior notes due 2013 contain customary covenants for notes of this type, including the following: limitations on dividends and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries; indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; redemption of debt that is junior in right of payment; issuances of senior subordinated debt, restrictions on dealing with BRCOM and its subsidiaries; and mergers and consolidations. During the quarter ended September 30, 2003, and since inception, the Company recorded $8.0 million of cash interest expense related to the senior notes.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

adjusted price of $29.27 per common share at the option of the holder. In March 2003, the Company entered into a supplemental indenture amending certain terms governing the Convertible Subordinated Notes. The supplemental indenture increased the paid-in-kind interest by 2 1/4% from March 2003 through redemption in July 2009, resulting in a per annum interest rate of 9%. Interest expense will be paid in cash semi-annually on January 21 and July 21 of each year at a rate of 6 3/4% per annum, commencing on January 21, 2005. The additional 2 1/4% will accrete, or be added to the principal balance, through the redemption date in July 2009. The supplemental indenture also allowed for the sale of substantially all of the assets of the Company’s Broadband segment, provided that a bankruptcy of BRCOM would not constitute an event of default, amended the definition of change in control by increasing the ownership threshold deemed to be a change in control from 20% of outstanding shares to 45% of outstanding shares and included covenants restricting the ability of the Company to incur debt and consummate certain asset dispositions. Since inception, Oak Hill Capital Partners, L.P. have held in the aggregate at least two-thirds of the convertible subordinated notes issued, which entitled them to designate one director to the Company’s board of directors. Through September 30, 2003 and since inception, the Company has recorded $134.5 million in cumulative, non-cash interest expense and has adjusted the carrying amount of the debt accordingly. During the three and nine months ended September 30, 2003, the Company recorded $11.8 million and $31.7 million, respectively, of non-cash interest expense related to the convertible subordinated notes.

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

12 1/2% Senior Notes (BRCOM)

On June 16, 2003, the Company permanently retired BRCOM’s remaining $0.8 million outstanding 12 1/2% senior notes due 2005.

Form 10-Q/A Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Maturity Schedule

The following table summarizes the Company’s annual maturities of debt and minimum payments under capital leases for the five years subsequent to September 30, 2003, and thereafter:

		Capital	Total
(dollars in millions)	Debt	Leases	Debt
Year of Maturity
October 1, 2003 to December 31, 2003	$42.0	$1.7	$43.7
2004	115.7	6.3	122.0
2005	22.0	4.3	26.3
2006	473.8	2.8	476.6
2007	29.2	2.4	31.6
Thereafter	1,671.6	16.1	1,687.7

Total debt	2,354.3	33.6	2,387.9
Less unamortized discount	(44.2)	—	(44.2)

Total debt, net of discount	$2,310.1	$33.6	$2,343.7

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

	Three Months		Nine Months
(dollars and shares in millions,	Ended September 30,		Ended September 30,
except per common share amounts)	2003	2002	2003	2002
			(Restated)
Numerator:
Income (loss) from continuing operations before discontinued operations and cumulative effects of changes in accounting principles	$44.7	$4.0	$403.0	$(47.8)
Preferred stock dividends	2.6	2.6	7.8	7.8

Numerator for basic EPS — income (loss) from continuing operations applicable to common shareowners	42.1	1.4	395.2	(55.6)
Preferred stock dividends	—	—	7.8	—

Numerator for diluted EPS — income (loss) from continuing operations applicable to common shareowners	$42.1	$1.4	$403.0	$(55.6)

Denominator for basic EPS — weighted average common shares outstanding	225.4	218.5	221.1	218.3
Dilution:
Convertible preferred stock	—	—	4.5	—
Stock options and warrants	9.7	—	6.3	—
Stock-based compensation arrangements	0.1	0.4	0.1	—

Denominator for diluted EPS per common share	235.2	218.9	232.0	218.3

Basic EPS from continuing operations	$0.19	$0.01	$1.79	$(0.26)

Diluted EPS from continuing operations	$0.18	$0.01	$1.74	$(0.26)

The inclusion in the diluted shares calculation of 0.1 million shares related to unvested restricted stock and 9.7 million shares related to vested “in-the-money” stock options and warrants during the third quarter of 2003 had a $0.01 per share impact on the diluted EPS calculation. For the nine months ended September 30, 2003, approximately 4.5 million shares of convertible preferred stock, 0.1 million shares related to unvested restricted stock and 6.3 million shares related to vested “in-the-money” stock options and warrants are included in the denominator of the diluted EPS calculation and had an impact of $0.05 per share on the diluted EPS calculation. For the three months ended September 30, 2003, approximately 18.3 million shares related to the convertible subordinated notes and 4.5 million shares related to the convertible preferred stock are not included in the denominator of the EPS calculation because the effect of their inclusion in the EPS calculation would be anti-dilutive based on the “if converted” calculation. The total number of potential additional shares outstanding related to stock options, warrants, restricted stock, and the assumed conversion of the Company’s 6 3/4% convertible preferred stock and convertible subordinated debentures was approximately 68 million and 53 million at September 30, 2003 and 2002, respectively, if all stock options and warrants currently outstanding were exercised, restrictions on restricted stock were to lapse and all convertible securities were to convert.

Form 10-Q/A Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Minority Interest

	September 30,	December 31,
(dollars in millions)	2003	2002
Minority interest consists of:
12 1/2% Junior Exchangeable Preferred Stock	$—	$414.4
Minority Interest in Cincinnati Bell Wireless held by AT&T Wireless Services Inc. (“AWS”)	39.3	27.7
Other	0.7	1.8

Total	$40.0	$443.9

In March 2003, the Company reached an agreement with holders of more than two-thirds of BRCOM’s 12 1/2% Junior Exchangeable Preferred Stock (the “12 1/2% Preferreds”) to exchange this preferred stock for common stock of the Company. On September 8, 2003 the Company completed the exchange and issued approximately 14.1 million shares of Cincinnati Bell Inc. common stock. Pursuant to the exchange offer, holders of the 12 1/2% Preferreds who tendered their shares were not paid any accumulated or unpaid dividends. These exchanges resulted in the retirement of $412.4 million of minority interest obligations and $64.9 million in accrued dividends of the Company. Additional paid in capital increased $469.2 million, which is net of fees of $8.1 million as a result of the exchange. Concurrently with the preferred stock exchange offer, the Company solicited consents from holders of BRCOM preferred stock to amend the certificate of the designation under which the shares were issued to eliminate all voting rights and restrictive covenants. Upon completion of the exchange and a related subsidiary merger, there are no longer any shares of the 12 1/2% Preferreds outstanding.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company granted 32,800 and 202,200 options during the three months ended September 30, 2003 and 2002, respectively, and granted 220,050 and 1,157,400 options during the nine months ended September 30, 2003 and 2002, respectively. Approximately 2,845,000 options granted to former BRCOM employees were cancelled in the second quarter of 2003 in conjunction with the broadband sale on June 13, 2003 (Refer to Note 3).

The following table summarizes the status of Company stock options outstanding and exercisable at September 30, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining
Range of		Contractual	Weighted Average		Weighted Average
Exercise Prices	Shares	Life in Years	Exercise Price	Shares	Exercise Price
$1.88 to $7.27	6,031	7.88	$3.98	1,906	$4.93
$7.63 to $12.46	5,634	7.48	$9.86	3,681	$9.98
$12.98 to $16.75	5,962	5.04	$15.59	5,838	$15.58
$16.78 to $22.84	6,289	6.18	$19.33	5,258	$19.55
$23.12 to $38.19	3,415	6.47	$30.08	2,987	$30.60

Total	27,331	6.61	$14.52	19,670	$16.84

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the second and third quarters of 2003, the Company sold substantially all of its broadband assets, which is reported in the Broadband segment (refer to Note 3). The Broadband segment continues to offer information technology consulting (“IT consulting”), data collocation and managed services through the Company’s Cincinnati Bell Technology Solutions subsidiary.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment. The Company’s business segment information is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(dollars in millions)	2003	2002	2003	2002
			(Restated)
Revenue
Local	$203.4	$202.8	$611.7	$616.6
Wireless	65.1	68.9	196.9	201.8
Other	20.8	20.5	61.7	61.6
Broadband	32.0	298.3	422.1	848.2
Intersegment	(6.0)	(20.2)	(45.8)	(58.9)

Total Revenue	$315.3	$570.3	$1,246.6	$1,669.3

Intersegment Revenue
Local	$4.2	$9.1	$22.7	$25.8
Wireless	0.5	0.1	0.7	0.2
Other	0.2	0.1	0.3	0.1
Broadband	1.1	10.9	22.1	32.8

Total Intersegment Revenue	$6.0	$20.2	$45.8	$58.9

Operating Income (Loss)
Local	$79.6	$70.6	$227.1	$213.0
Wireless	19.4	22.0	61.0	56.1
Other	3.1	0.9	6.6	1.8
Broadband	33.2	(28.6)	347.7	(157.2)
Corporate and Eliminations	(5.7)	(4.8)	(18.5)	(8.8)

Total Operating Income	$129.6	$60.1	$623.9	$104.9

Capital Additions
Local	$20.8	$22.7	$58.0	$57.1
Wireless	16.1	4.4	32.2	25.2
Other	0.3	0.1	0.6	0.6
Broadband	0.1	12.9	3.9	56.9
Corporate and Eliminations	—	0.1	0.1	0.1

Total Capital Additions	$37.3	$40.2	$94.8	$139.9

Depreciation and Amortization
Local	$31.5	$38.0	$93.9	$109.9
Wireless	7.5	8.2	22.8	23.3
Other	0.5	0.5	1.5	1.4
Broadband	0.1	80.0	2.4	235.8
Corporate and Eliminations	0.2	0.1	0.4	0.4

Total Depreciation and Amortizatization	$39.8	$126.8	$121.0	$370.8

Assets (at September 30, 2003 and December 31, 2002)
Local	$798.7	$763.9
Wireless	379.7	379.2
Other	21.0	17.1
Broadband	24.6	228.6
Corporate and Eliminations	134.2	63.8

Total Assets	$1,358.2	$1,452.6

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

Condensed Consolidating Statements of Operations
(dollars in millions)

	For the quarter ended September 30, 2003
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Revenue	$—	$203.4	$117.9	$(6.0)	$315.3
Operating costs, expenses, gains and losses	5.7	123.8	62.2	(6.0)	185.7

Operating income (loss)	(5.7)	79.6	55.7	—	129.6
Equity in earnings (loss) of subsidiaries	241.9	—	—	(241.9)	—
Interest expense	59.1	5.3	18.4	(15.6)	67.2
Other expense (income), net	(6.7)	(0.1)	21.0	15.6	29.8

Income (loss) before income taxes	183.8	74.4	16.3	(241.9)	32.6
Income tax expense (benefit)	139.1	26.5	(177.7)	—	(12.1)

Net income (loss)	44.7	47.9	194.0	(241.9)	44.7
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$42.1	$47.9	$194.0	$(241.9)	$42.1

	For the quarter ended September 30, 2002
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Revenue	$—	$202.8	$387.7	$(20.2)	$570.3
Operating costs, expenses, gains and losses	4.6	132.2	393.6	(20.2)	510.2

Operating income (loss)	(4.6)	70.6	(5.9)	—	60.1
Equity in earnings (loss) of subsidiaries	23.0	—	—	(23.0)	—
Interest expense	33.9	5.4	20.9	(20.1)	40.1
Other expense (income), net	(7.7)	(0.7)	4.6	20.1	16.3

Income (loss) before income taxes	(7.8)	65.9	(31.4)	(23.0)	3.7
Income tax expense (benefit)	(11.8)	23.3	(11.8)	—	(0.3)

Net income (loss)	4.0	42.6	(19.6)	(23.0)	4.0
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$1.4	$42.6	$(19.6)	$(23.0)	$1.4

Form 10-Q/A Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Operations
(dollars in millions)

	For the nine months ended September 30, 2003 (Restated)
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Revenue	$—	$611.7	$680.7	$(45.8)	$1,246.6
Operating costs, expenses, gains and losses	18.5	384.6	265.4	(45.8)	622.7

Operating income (loss)	(18.5)	227.1	415.3	—	623.9
Equity in earnings (loss) of subsidiaries	665.7	—	—	(665.7)	—
Interest expense	147.6	15.7	66.8	(56.3)	173.8
Other expense (income), net	(23.8)	(0.7)	27.4	56.3	59.2

Income (loss) before income taxes and cumulative effect of change in accounting principle	523.4	212.1	321.1	(665.7)	390.9
Income tax expense (benefit)	120.4	75.4	(207.9)	—	(12.1)

Income (loss) from continuing operations and cumulative effect of change in accounting principle	403.0	136.7	529.0	(665.7)	403.0
Cumulative effect of change in accounting principle, net of tax	85.9	86.3	(0.4)	(85.9)	85.9

Net income (loss)	488.9	223.0	528.6	(751.6)	488.9
Preferred stock dividends	7.8	—	—	—	7.8

Net income (loss) applicable to common shareowners	$481.1	$223.0	$528.6	$(751.6)	$481.1

	For the nine months ended September 30, 2002
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Revenue	$—	$616.6	$1,111.8	$(59.1)	$1,669.3
Operating costs, expenses, gains and losses	9.0	403.6	1,211.1	(59.3)	1,564.4

Operating income (loss)	(9.0)	213.0	(99.3)	0.2	104.9
Equity in earnings (loss) of subsidiaries and discontinued operations	237.1	—	—	(237.1)	—
Interest expense	99.5	16.8	59.0	(57.9)	117.4
Other expense (income), net	(21.1)	(2.0)	9.6	57.9	44.4

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	149.7	198.2	(167.9)	(236.9)	(56.9)
Income tax expense (benefit)	(20.1)	70.2	(59.2)	—	(9.1)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	169.8	128.0	(108.7)	(236.9)	(47.8)
Income from discontinued operations, net of tax	—	—	217.6	—	217.6
Cumulative effect of change in accounting principle, net of tax	(2,008.7)	—	(2,008.7)	2,008.7	(2,008.7)

Net income (loss)	(1,838.9)	128.0	(1,899.8)	1,771.8	(1,838.9)
Preferred stock dividends	7.8	—	—	—	7.8

Net income (loss) applicable to common shareowners	$(1,846.7)	$128.0	$(1,899.8)	$1,771.8	$(1,846.7)

Form 10-Q/A Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheets
(dollars in millions)

	As of September 30, 2003
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$29.9	$2.1	$0.9	$—	$32.9
Receivables, net	—	77.0	62.0	—	139.0
Other current assets	4.9	49.5	5.3	0.1	59.8

Total current assets	34.8	128.6	68.2	0.1	231.7
Property, plant and equipment, net	1.3	657.6	264.3	—	923.2
Goodwill and other intangibles, net	—	—	88.3	—	88.3
Investments and advances in subsidiaries	212.5	—	—	(212.5)	—
Other noncurrent assets	(38.1)	12.4	16.6	124.1	115.0

Total assets	$210.5	$798.6	$437.4	$(88.3)	$1,358.2

Short-term debt	$106.0	$26.9	$2.8	$—	$135.7
Accounts payable	1.0	33.6	24.4	—	59.0
Other current liabilities	(226.5)	73.3	255.9	151.9	254.6

Total current liabilities	(119.5)	133.8	283.1	151.9	449.3
Long-term debt, less current portion	1,791.1	276.2	140.7	—	2,208.0
Other noncurrent liabilities	71.7	108.9	40.8	(27.7)	193.7
Intercompany payables	—	19.8	559.9	(579.7)	—

Total liabilities	1,743.3	538.7	1,024.5	(455.5)	2,851.0
Minority interest	—	—	40.0	—	40.0
Shareowners’ equity (deficit)	(1,532.8)	259.9	(627.1)	367.2	(1,532.8)

Total liabilities and shareowners’ equity (deficit)	$210.5	$798.6	$437.4	$(88.3)	$1,358.2

	As of December 31, 2002
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$38.6	$2.6	$3.7	$—	$44.9
Receivables, net	—	87.1	153.0	—	240.1
Other current assets	10.8	39.9	59.7	(0.6)	109.8
Intercompany receivables	—	64.7	—	(64.7)	—

Total current assets	49.4	194.3	216.4	(65.3)	394.8
Property, plant and equipment, net	1.7	560.8	305.4	—	867.9
Goodwill and other intangibles, net	—	—	88.7	—	88.7
Other noncurrent assets	113.1	8.8	22.7	(43.4)	101.2
Investments in subsidiaries and other entities	(622.2)	—	—	622.2	—

Total assets	$(458.0)	$763.9	$633.2	$513.5	$1,452.6

Short-term debt	$172.1	$26.8	$4.8	$—	$203.7
Accounts payable	1.7	50.8	76.9	—	129.4
Other current liabilities	48.9	78.5	284.9	4.2	416.5

Total current liabilities	222.7	156.1	366.6	4.2	749.6
Long-term debt, less current portion	1,835.4	278.9	240.4	—	2,354.7
Other noncurrent liabilities	82.7	71.3	397.5	(48.3)	503.2
Intercompany payables	—	—	1,804.9	(1,804.9)	—

Total liabilities	2,140.8	506.3	2,809.4	(1,849.0)	3,607.5
Minority interest	—	—	29.5	414.4	443.9
Mezzanine financing	—	—	414.4	(414.4)	—
Shareowners’ equity (deficit)	(2,598.8)	257.6	(2,620.1)	2,362.5	(2,598.8)

Total liabilities and shareowners’ equity (deficit)	$(458.0)	$763.9	$633.2	$513.5	$1,452.6

Form 10-Q/A Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows
(dollars in millions)

	For the nine months ended September 30, 2003 (Restated)
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Cash Flows from operating activities	$277.6	$196.4	$(243.4)	$—	$230.6

Capital expenditures	(0.1)	(58.0)	(36.7)	—	(94.8)
Proceeds from sale of broadband assets	—	—	82.7	—	82.7
Other investing activities	3.2	—	(2.2)	—	1.0

Cash Flows provided by (used in) investing activities	3.1	(58.0)	43.8	—	(11.1)

Issuance of long-term debt	850.0	—	—	—	850.0
Capital contributions and other intercompany transactions	(124.1)	(136.2)	260.3	—	0.0
Repayment of long-term debt	(955.8)	—	(52.3)	—	(1,008.1)
Short-term borrowings (repayments), net	—	(2.7)	(2.0)	—	(4.7)
Issuance of common shares — exercise of stock options	1.6	—	—	—	1.6
Other financing activities	(61.1)	—	(9.2)	—	(70.3)

Cash Flows provided by (used in) financing activities	(289.4)	(138.9)	196.8	—	(231.5)

Increase (decrease) in cash and cash equivalents	(8.7)	(0.5)	(2.8)	—	(12.0)
Beginning cash and cash equivalents	38.6	2.6	3.7	—	44.9

Ending cash and cash equivalents	$29.9	$2.1	$0.9	$—	$32.9

	For the nine months ended September 30, 2002
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Cash Flows provided by (used in) operating activities	$13.4	$243.5	$(126.8)	$—	$130.1

Capital expenditures	(0.1)	(57.1)	(82.7)	—	(139.9)
Proceeds from sale of discontinued operations	—	—	345.0	—	345.0
Other investing activities	—	—	23.3	—	23.3

Cash Flows provided by (used in) from investing activities	(0.1)	(57.1)	285.6	—	228.4

Issuance of long-term debt	—	—	113.1	—	113.1
Capital contributions and other intercompany transactions	399.9	(156.3)	(243.6)	—	(0.0)
Repayment of long-term debt	(398.8)	(20.0)	—	—	(418.8)
Short-term borrowings (repayments), net	—	(5.0)	(2.5)	—	(7.5)
Issuance of common shares — exercise of stock options	0.5	—	—	—	0.5
Other financing activities	(16.4)	—	(24.7)	—	(41.1)

Cash Flows provided by (used in) financing activities	(14.8)	(181.3)	(157.7)	—	(353.8)

Increase (decrease) in cash and cash equivalents	(1.5)	5.1	1.1	—	4.7
Beginning cash and cash equivalents	17.3	—	12.7	—	30.0

Ending cash and cash equivalents	$15.8	$5.1	$13.8	$—	$34.7

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

16. Subsequent Events

On October 30, 2003, the Company announced that it was offering $540.0 million principal amount of Senior Subordinated Notes due 2014 by means of a private placement (the “Offering”). The new notes will bear interest at a rate of 8?% per annum. The net proceeds of the Offering, after deducting the initial purchasers’ discounts and fees and expenses related to the Offering are expected to total $528.2 million. The Company will use $524.6 million of the net proceeds to purchase all of the Company’s outstanding Convertible Subordinated Notes due 2009, which bear interest at a rate of 9%, at a discounted price equal to 97% of their accreted value on the expected closing date of November 19, 2003. The remaining proceeds will be used to pay fees related a credit facility amendment described below and reduce outstanding borrowings under the revolving credit facility. The Offering is conditioned upon the execution of this amendment and the consent of the Company’s lenders under its credit facilities. Concurrently with the Offering, the Company expects to amend its credit facilities to provide for a new term loan facility of $525 million. The net proceeds of the new term loan facility will be used to prepay all outstanding term loans under the Company’s credit facilities and to permanently pay down a portion of the Company’s revolving credit facility. The new term loan is expected to mature in June 2008 and bear interest at a rate of 250 basis points over LIBOR.

On October 30, 2003, Standard & Poor’s Ratings Services raised the Company’s corporate credit rating to ‘B+’ from ‘B’ and the rating was removed from CreditWatch, where it was placed in August 2003.

Form 10-Q/A Part I	Cincinnati Bell Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

Cincinnati Bell Inc. (“the Company”), f/k/a Broadwing Inc., provides diversified telecommunications services through businesses in four segments: Local, Wireless, Other and Broadband. During the first quarter of 2002, the Company sold substantially all of the assets of Cincinnati Bell Directory (“CBD”), which was previously reported in the Other segment. During the second and third quarter of 2003, the Company sold substantially all of the assets of its Broadband business, which is reported in the Broadband segment. These assets were held by the Company’s wholly owned subsidiary, BRCOM (f/k/a Broadwing Communications Inc.). Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements for a detailed discussion of the sale.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Prior to the sale of the broadband assets in the second and third quarter of 2003 (refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements), the Company had previously entered into indefeasible right-of-use agreements (“IRU”), which represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated. Concurrent with the broadband asset sale, the remaining IRU obligations were assumed by the buyer.

Pricing of local services is generally subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition and other public policy issues. Various regulatory rulings and interpretations could result in adjustments to revenue in future periods. The Company monitors these proceedings closely and adjusts revenue accordingly.

Cost of Providing Service – Prior to the sale of the broadband assets (refer to Note 3 of the Notes to Condensed Consolidated Financial Statements), the Company maintained an accrued liability related to the broadband business for the cost of circuits leased from other carriers and access minutes of use not yet invoiced in order to appropriately record such costs in the period incurred. The Company determined the estimate of the accrued cost of service liability based on a variety of factors including circuits added or disconnected during the period, expected recovery of disputed amounts and the mix of domestic and international access minutes of use. If the actual amounts recovered from disputes were less than expected or other charges were greater than expected, an additional accrual and related expense was required. Concurrent with the broadband asset sale, the accrued liability for cost of providing service was assumed by the buyer.

Deferred Tax Liability – The income tax provision consists of an amount for taxes currently payable and an expense (or benefit) for tax consequences deferred to future periods. In evaluating the carrying value of its deferred tax assets, the Company considers prior operating results, future taxable income projections, expiration of tax loss carryforwards and ongoing prudent and feasible tax planning strategies. As of September 30, 2003, the Company had a net deferred tax liability of $86.4 million, which included a valuation allowance of $1,118.5 million. The valuation allowance is necessary due to the uncertainties surrounding BRCOM’s ability to continue as a going concern, which could limit the ultimate realization of certain deferred tax assets. Such deferred tax assets consist substantially of net operating loss carryforwards generated by the Company’s wholly owned subsidiary, BRCOM. Upon elimination of these uncertainties, the Company may reverse a substantial portion of the valuation allowance, creating a non-recurring income tax benefit. The increase in net deferred income tax liabilities of $60.5 million during the first nine months of 2003 was due primarily to an increase in liabilities of $47.6 million recorded as part of the Company’s adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The net decrease in the valuation allowance of $92.0 million during the first nine months of 2003 was primarily due to the reduction of deferred tax assets resulting from the gain on sale of the broadband assets.

Form 10-Q/A Part I	Cincinnati Bell Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Allowances for Doubtful Accounts – The Company establishes the allowances for doubtful accounts using both percentages of aged accounts receivable balances to reflect the historical average of credit losses and specific provisions for certain large, potentially uncollectible balances. The Company believes its allowance for doubtful accounts is adequate based on the methods previously described. However, if one or more of the Company’s larger customers were to default on its accounts receivable obligations, or general economic conditions in the United States of America deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established.

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

Impairment of Long-lived Assets, Other than Goodwill and Indefinite-Lived Intangibles — As of September 30, 2003, the Company had fixed assets with a net carrying value of $923.2 million. The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite-lived assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value.

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

CONSOLIDATED OVERVIEW

Revenue

Consolidated revenue totaled $315.3 million in the third quarter of 2003, which was $255.0 million, or 45%, less than the same quarter in 2002. For the nine-month period ended September 30, 2003, revenue decreased $422.7 million, or 25%, compared to the same period in 2002 to $1,246.6 million. The primary reason for the revenue decline was the sale of substantially all the broadband assets on June 13, 2003 (refer to Note 3 of the Notes to Condensed Consolidated Financial Statements). As a result of this sale, the Broadband segment will no longer generate revenue for broadband transport and switched voice services and will experience significant reductions in data and Internet revenue. As a result, the Company expects a significant reduction in consolidated revenue going forward compared to 2002.

Local revenue increased $0.6 million to $203.4 million during the third quarter of 2003 and decreased $4.9 million to $611.7 million during the first nine months of 2003. During the third quarter of 2003, declines in local access and installation and maintenance revenue substantially offset the revenue growth from high-speed data and Internet services such as DSL and value-added services such as custom calling features. For the nine-month period ended September 30, 2003, decline in local access and equipment sales (including related installation and maintenance revenue) more than offset revenue growth from high-speed data and Internet services, value-added services and commission from the resale of broadband products.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Costs and Expenses

Cost of services and products totaled $122.5 million in the third quarter of 2003 and $551.2 million in the first nine months of 2003, decreases of $130.3 million and $238.0 million compared to the respective prior year periods. The majority of the year-over-year decrease, or $125.6 million in the third quarter and $198.2 million year-to-date was the result of the sale of substantially all of the broadband assets. The 2002 year-to-date amounts also include $13.3 million in construction termination costs that were not repeated in 2003.

The remaining decline of $4.7 million for the quarter and $39.8 million year-to-date was primarily the result of lower costs at CBTS. For the quarter and year-to-date, respectively, CBTS’ costs of services and products were $11.7 million and $38.2 million lower than in the prior year periods as a result of the lower equipment revenue previously discussed. In addition, the Local, Wireless, and Other segments contributed declines in cost of services and products during the third quarter and first nine months of 2003.

Selling, general and administrative (“SG&A”) expenses of $60.7 million in the third quarter of 2003 decreased $62.2 million, or 51%, compared to the third quarter of 2002. For the nine-month period ended September 30, 2003, SG&A expenses of $290.9 million decreased $89.3 million, or 23%, compared to the same period in 2002. The decrease was primarily due to the lower expenses of the Broadband segment due to the sale of substantially all the broadband assets in the second quarter of 2003 and lower payroll costs as a result of the October 2002 restructuring further discussed in Note 6 of the Condensed Consolidated Financial Statements. The SG&A decrease associated with the broadband assets sold was $66.2 million in the quarter and $94.0 million year-to-date. The remaining net increase in SG&A expense of $4.0 million for the quarter and $4.7 million year-to-date was primarily the result of reductions in bad debt and advertising expenses that were more than offset by the accrual of success-based, contractual incentives and termination benefits of $2.8 million and $9.5 million, respectively, for certain senior executives pursuant to the sale of the broadband assets (Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements). These charges included $0.9 million and $2.8 million, respectively, of non-cash charges related to the accelerated vesting of stock options. The Company expects to record approximately $2.3 million in additional incentive and termination benefits related to such senior executive employment contracts in the fourth quarter of 2003. Going forward, the Company expects a significant decrease in SG&A as a result of the disposition of broadband assets.

Depreciation expense decreased by 67%, or $80.9 million, to $39.7 million in the third quarter of 2003 compared to $120.6 million in the third quarter of 2002 due to the sale of substantially all the broadband assets on June 13, 2003. Year-to-date through September 30, 2003, depreciation expense decreased 66% to $120.6 million from $351.6 million. The year-to-date decrease was primarily driven by the Broadband segment as the Company recorded a non-cash impairment charge of $1,901.7 million in the fourth quarter of 2002 related to the Broadband segment’s tangible assets (refer to Note 1 of the Notes to Condensed Consolidated Financial Statements). Additionally, due to the definitive agreement to sell substantially all of the assets of its Broadband segment, the Broadband assets were classified as “held for sale” and the Company ceased depreciation, in accordance with SFAS 144 on March 1, 2003 (refer to Note 3 of the Notes to Condensed Consolidated Financial Statements). The adoption of SFAS 143 on January 1, 2003 (refer to Note 1 of the Notes to Condensed Consolidated Financial Statements) also contributed to the reduction in depreciation expense.

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

Restructuring charges during the first nine months of 2003 were $27.0 million lower than the prior year. The current year-to-date period includes $3.4 million in reversals of previously established reserves due to the favorable settlement of previously terminated contract obligations. The $23.6 million of restructuring charges for the first nine months of 2002 were comprised of $16.5 million recorded in the first quarter of 2002 for employee termination benefits, the termination of a contractual commitment with a vendor related to the November 2001 restructuring and $7.1 million recorded in the third quarter of 2002 primarily for employee termination benefits related to the September 2002 restructuring. A detailed discussion of restructuring is provided in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Also included in the Company’s operating income for the nine-months ended September 30, 2003 are $336.3 million in gains related to the sale of broadband assets. In the second quarter of 2003, the Company recognized a $299.0 million gain pursuant to the first stage closing of this sale. In the third quarter of 2003, upon completion of the second and third (final) stage closings, the Company recognized an additional $37.3 million of gain on sale of broadband assets. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements.

Principally due to the sale of the broadband assets and the related gain, operating income of $129.6 million and $623.9 million for the third quarter and first nine months of 2003, respectively, increased $69.5 million and $519.0 million, respectively, compared to the same periods in 2002.

Minority interest expense includes the accrual of dividends and accretion on the 12 1/2% Junior Exchangeable Preferred Stock of BRCOM (the “12 1/2% Preferreds”) and the 19.9% minority interest of AT&T Wireless Services Inc. (“AWS”) in the net income of CBW. Although the Company announced the deferral of the August 15, 2002, November 15, 2002, February 15, 2003, May 15, 2003, and August 15, 2003 cash dividend payment on the 12 1/2% Preferreds, the Company continued to accrue the dividends in accordance with the terms of the security. On September 8, 2003 the Company completed the exchange of all of the 12 1/2% Preferreds for approximately 14.1 million shares of Cincinnati Bell Inc. common stock. As a result, dividends related to the 12 1/2% Preferreds decreased $2.8 million and $2.7 million in the third quarter and first nine months of 2003 compared to 2002. Pursuant to the exchange, holders of the 12 1/2% Preferreds were not paid any accumulated or unpaid dividends. A detailed discussion of minority interest is provided in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Interest expense and other financing costs of $67.2 million in the third quarter of 2003 increased $27.1 million, or 68%, compared to $40.1 million recorded in the third quarter of 2002. For the first nine months of 2003, interest expense increased to $173.8 million from $117.4 million in the same period of 2002. The increase in the third quarter is the result of the issuance of the 16% notes in March 2003, the increase in the interest rate on the convertible subordinated notes in March 2003, the issuance of the 7 1/4% Senior notes due 2013 in July 2003, the $8.4 million write-off of deferred financing costs related to the prepayment of the Company’s credit facilities in July 2003 and a decrease in capitalized interest associated with the reduced capital spending. These increases were partially offset by a decline in interest expense on the company’s credit facilities resulting from the significant reduction in outstanding borrowings under these facilities. The $56.4 million increase for the first nine months of 2003 is the result of the items discussed above and the financing costs related to the March 2003 amendment to the Company’s credit facilities. As a result of amendments to the Company’s credit facilities, the supplemental indenture to the convertible subordinated notes, issuance of the 16% notes and the issuance of the 7 1/4% Senior notes due 2013, the Company expects an annualized

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

The expected annualized interest expense excludes the impact from the offering of the $540 million of 8?% Senior Subordinated Notes due 2014 announced on October 30, 2003. Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements.

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

As a result of the items previously discussed, income from continuing operations before discontinued operations and cumulative effect of change in accounting principle increased $40.7 million in the third quarter of 2003 to $44.7 million compared to the third quarter of 2002 and increased $450.8 million in the first nine months of 2003 to $403.0 million compared to a loss of $47.8 million in the first nine months of 2002. In addition, the corresponding diluted earnings per share from continuing operations totaled $0.18 and $1.74 in the third quarter of 2003 and first nine months of 2003, respectively, compared to diluted earnings per share from continuing operations of $0.01 and a loss per share from continuing operations of $0.26 in the respective prior year periods.

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

Year-to-date in 2003, the Company reported net income of $488.9 million compared to a loss of $1,838.9 million in the same period of 2002. The year-to-date diluted earnings per share of $2.11 in 2003 was $10.57 higher than the loss of $8.46 in the same period of 2002. The 2002 period included a loss per share of $9.20 related to the cumulative effect of a change in accounting principle, net of taxes, for the adoption of SFAS 142 compared to an earnings per share of $0.37 related to the cumulative effect of a change in accounting principle, net of taxes, for the adoption of SFAS 143 in the first quarter of 2003. The first quarter of 2002 also included income from discontinued operations of $1.00 per share.

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

	(Unaudited)				(Unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change
Revenue
Local service	$116.4	$115.4	$1.0	1%	$350.5	$349.7	$0.8	—
Network access	50.2	50.5	(0.3)	(1)%	152.2	152.9	(0.7)	—
Other services	36.8	36.9	(0.1)	—	109.0	114.0	(5.0)	(4)%

Total revenue	203.4	202.8	0.6	—	611.7	616.6	(4.9)	(1)%
Operating Costs and Expenses:
Cost of services and products	61.8	63.0	(1.2)	(2)%	191.4	192.0	(0.6)	—
Selling, general and administrative	30.5	33.2	(2.7)	(8)%	99.0	103.3	(4.3)	(4)%
Depreciation	31.5	38.0	(6.5)	(17)%	93.9	109.9	(16.0)	(15)%
Restructuring	—	(2.0)	2.0	100%	—	(1.6)	1.6	100%
Asset impairments and other	—	—	—	n/m	0.3	—	0.3	n/m

Total operating costs and expenses	123.8	132.2	(8.4)	(6)%	384.6	403.6	(19.0)	(5)%
Operating income	$79.6	$70.6	$9.0	13%	$227.1	$213.0	$14.1	7%
Operating margin	39.1%	34.8%		+4pt	37.1%	34.5%		+3pt

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

The Company’s Complete Connections® bundled services offering added 3,900 subscribers during the third quarter of 2003, bringing total subscribership to 305,400 and penetration of residential access lines to 43%. In the first quarter of 2003, CBT also introduced Custom Connections®, a new bundled suite of services that leverages its local, long distance, wireless and ADSL products and enables consumers to customize packages that meet their personal communication needs. Custom Connections® added 11,100 subscribers in the third

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

	(Unaudited)				(Unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change
Revenue
Service	$61.9	$65.2	$(3.3)	(5)%	$187.7	$191.5	$(3.8)	(2)%
Equipment	3.2	3.7	(0.5)	(14)%	9.2	10.3	(1.1)	(11)%

Total revenue	65.1	68.9	(3.8)	(6)%	196.9	201.8	(4.9)	(2)%
Operating Costs and Expenses:
Cost of services and products	26.9	27.8	(0.9)	(3)%	78.1	86.6	(8.5)	(10)%
Selling, general and administrative	11.3	10.9	0.4	4%	35.0	35.8	(0.8)	(2)%
Depreciation	7.4	8.1	(0.7)	(9)%	22.5	22.8	(0.3)	(1)%
Amortization	0.1	0.1	—	—	0.3	0.5	(0.2)	(40)%

Total operating costs and expenses	45.7	46.9	(1.2)	(3)%	135.9	145.7	(9.8)	(7)%
Operating income	$19.4	$22.0	$(2.6)	(12)%	$61.0	$56.1	$4.9	9%
Operating margin	29.8%	31.9%		(2 pts)	31.0%	27.8%		+3pts

Revenue

Compared to the respective periods in 2002, Wireless segment revenue decreased $3.8 million, or 6%, to $65.1 million during the third quarter of 2003 and $4.9 million, or 2%, to $196.9 million during the first nine months of 2003. The revenue decline is primarily from the postpaid product, which decreased $3.7 million in the quarter and $6.6 million year-to-date.

Postpaid revenue of $52.9 million and $158.9 million for the third quarter and first nine months of 2003, respectively, declined 7% and 4%, respectively, as compared to the same periods in the prior year. Postpaid revenue has decreased primarily as a function of declining postpaid subscribers, which dropped 4,100 in the current quarter and nearly 14,600 since the third quarter of 2002. Over this period, the Company has focused its marketing efforts on prepaid subscribers. These subscribers require less growth capital on the Company’s TDMA network, which the Company has attempted to minimize while it completes construction of its new GSM/GPRS network. Beginning in September 2003, the Company introduced more competitive rate plans in order to optimize its available TDMA network capacity and to build momentum in front of its GSM/GPRS network launch in October 2003 and wireless local number portability. The Company expects that the new rate plans in combination with its new GSM/GPRS network will reverse postpaid subscribership declines. Postpaid subscribers now stand at approximately 299,000 versus 314,600 at the close of the third quarter 2002, and represent an estimated 9% penetration of the population within the Company’s licensed service area in the Greater Cincinnati and Dayton, Ohio metropolitan areas. Decreasing subscribership is responsible for approximately two-thirds of the decline in postpaid revenue, while approximately one-third of the postpaid revenue decline has come from a reduction in average revenue per unit (“ARPU”), which has also been under

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

	(Unaudited)				(Unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change
Revenue	$20.8	$20.5	$0.3	1%	$61.7	$61.6	$0.1	—
Costs and Expenses:
Cost of services and products	12.5	15.4	(2.9)	(19)%	41.2	46.8	(5.6)	(12)%
Selling, general and administrative	4.7	3.7	1.0	27%	12.3	11.6	0.7	6%
Depreciation	0.4	0.6	(0.2)	(33)%	1.4	1.3	0.1	8%
Amortization	0.1	(0.1)	0.2	n/m	0.1	0.1	—	—
Asset impairments and other	—	—	—	n/m	0.1	—	0.1	n/m

Total costs and expenses	17.7	19.6	(1.9)	(10)%	55.1	59.8	(4.7)	(8)%
Operating income	$3.1	$0.9	$2.2	244%	$6.6	$1.8	$4.8	267%
Operating margin	14.9%	4.4%		+11pts	10.7%	2.9%		+8pts

Revenue

Other segment revenue of $20.8 million in the third quarter of 2003 increased 1% from the same period in 2002. Year-to-date, Other segment revenue of $61.7 million remained flat from the prior year period.

CBAD’s revenue declined 1% in the third quarter of 2003, while year-to-date CBAD revenue increased 1% compared to 2002, as price increases initiated in 2003 on its “Any Distance” long-distance service offering were partially offset by a decline in minutes of use. Minutes of use declined 10% in the third quarter and 7% in the first nine months of 2003. These decreases were partially offset by an increase in revenue per minute of use of 16% and 11% in the third quarter and first nine months of 2003. CBAD had 542,000 lines in service as of September 30, 2003 in the Cincinnati and Dayton, Ohio operating areas, representing a decrease of 12,700 lines, or 2%, versus the prior year period. Additionally, the Company’s market share is increasing as a function of lines in service for which a long distance carrier has been chosen, with residential and business market share growing to approximately 70% and 45%, respectively. Offsetting the decrease from CBAD, revenue from Public increased 13% in the third quarter of 2003 versus the third quarter of 2002 due to a favorable $1.0 million non-recurring settlement with a major interexchange carrier. For the nine-month period, Public revenue declined $0.4 million, or 4%, compared to the same period in 2002 in response to further penetration of wireless communications and an 11% planned reduction in public payphone stations.

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

	(Unaudited)				(Unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change
					(Restated)
Revenue
IT consulting	$26.1	$39.3	$(13.2)	(34)%	$74.0	$118.3	$(44.3)	(37)%
Broadband transport	—	142.5	(142.5)	(100)%	159.3	373.2	(213.9)	(57)%
Switched voice services	—	82.6	(82.6)	(100)%	111.9	257.7	(145.8)	(57)%
Data and Internet	5.9	33.8	(27.9)	(83)%	75.7	98.1	(22.4)	(23)%
Other services	—	0.1	(0.1)	(100)%	1.2	0.9	0.3	33%

Total revenue	32.0	298.3	(266.3)	(89)%	422.1	848.2	(426.1)	(50)%
Costs and Expenses:
Cost of services and products	25.4	162.7	(137.3)	(84)%	275.7	512.1	(236.4)	(46)%
Selling, general and administrative	10.6	78.7	(68.1)	(87)%	137.1	236.1	(99.0)	(42)%
Depreciation	0.1	73.8	(73.7)	(100)%	2.4	217.2	(214.8)	(99)%
Amortization	—	6.2	(6.2)	(100)%	—	18.6	(18.6)	(100)%
Restructuring	—	5.0	(5.0)	(100)%	(3.4)	21.0	(24.4)	(116)%
Asset impairments and other	—	0.5	(0.5)	(100)%	(1.1)	0.4	(1.5)	n/m
Gain on sale of broadband assets	(37.3)	—	(37.3)	n/m	(336.3)	—	(336.3)	n/m

Total costs and expenses	(1.2)	326.9	(328.1)	(100)%	74.4	1,005.4	(931.0)	(93)%
Operating income (loss)	$33.2	$(28.6)	$61.8	n/m	$347.7	$(157.2)	$504.9	n/m
Operating margin	103.8%	(9.6%)		113pts	82.4%	(18.5%)		101pts

Revenue

Broadband segment revenue decreased significantly in both the third quarter and first nine months of 2003 due to the aforementioned sale of the Company’s broadband assets on June 13, 2003.

In the third quarter, the Broadband segment included only the revenue of the Company’s CBTS subsidiary, which provides IT consulting services (including hardware sales), data collocation and managed services. CBTS contributed revenue of $32.0 million in the current quarter, consisting of $26.1 million for IT consulting and $5.9 million in data collocation and managed services. IT consulting revenue of $26.1 million was $13.2 million, or 34%, lower than in the prior year quarter, while the nine-month total of $74.0 million was $44.3 million lower than the same period in 2002 due to difficult economic conditions and decreases in capital spending by CBTS’ customers. CBTS’ data and Internet revenue of $5.9 was $0.6 million higher than in the prior year quarter, while the year-to-date amount of $16.2 million represented a $1.0 million improvement over the prior year amounts.

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

Excluding CBTS, cost of services and products decreased $125.6 million compared to the third quarter of 2002. For the year-to-date period ended September 30, 2003, cost of services and products decreased $198.2 million compared to the $400.9 million incurred during the same period in 2002. The majority of the year-over-year decreases were the result of the sale of substantially all of the broadband assets. The remaining decreases were driven primarily by lower broadband transport and switched voice services and include cost reductions implemented as part of the October 2002 restructuring plan. In addition, a charge of $13.3 million in construction contract termination costs was recorded in 2002 and not repeated in 2003. The decreases were partially offset by an increase in local access charges associated with the Company’s continued penetration of enterprise customer accounts. Costs of services and products incurred by the Broadband segment are expected to decrease significantly going forward as a substantial portion of the underlying assets were sold in connection with the sale of the broadband assets on June 13, 2003.

SG&A expenses decreased 87% to $10.6 million in the third quarter of 2003 and decreased 42% to $137.1 million in the first nine months of 2003, as compared to the respective prior year periods. The SG&A

Form 10-Q/A Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

decrease associated with the sale of the broadband assets was $66.2 million in the third quarter and $94.0 million year-to-date. The remaining decrease was attributable to lower transmission operating expenses, property taxes and bad debt. These decreases were partially offset by an increase in contract services related to outsourcing of certain invoice processing, an increase in pension expense and a decrease in capitalized overhead costs associated with the completion of the national optical network. SG&A expenses incurred by the Broadband segment are expected to decrease significantly going forward as a substantial portion of the underlying assets were sold in connection with the sale of the broadband assets on June 13, 2003. Legal and other expenses associated with retained liabilities of the broadband business amounted to approximately $6.0 million in the third quarter of 2003. The Broadband segment will continue to incur expenses for CBTS, which amounted to $4.5 million and $14.2 million in the third quarter and first nine months of 2003, respectively.

Depreciation expense has been virtually eliminated, dropping to $0.1 million in the third quarter of 2003 and to $2.4 million year-to-date, as compared to the respective prior year periods. The decrease in the third quarter of 2003 compared to the third quarter of 2002 was due to the sale of substantially all the broadband assets on June 13, 2003(refer to Note 3 of the Notes to Condensed Consolidated Financial Statements). The year-to-date decrease was due to a non-cash impairment charge of $2,200.0 million in the fourth quarter of 2002 related to the Broadband segment’s tangible and intangible assets (refer to Note 1 of the Notes to Condensed Consolidated Financial Statements). Additionally, due to the definitive agreement to sell substantially all of the assets of the Broadband segment, the Broadband assets were classified as held for sale as of March 1, 2003 and the Broadband segment ceased depreciating the assets held for sale in accordance with SFAS 144 (refer to Note 3 of the Notes to Condensed Consolidated Financial Statements). As such, the Company expects an immaterial amount of depreciation expense from the Broadband segment going forward.

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

Restructuring charges during the first nine months of 2003 were $24.4 million lower than the prior year. The current year period includes a $2.6 million reversal to restructuring expense due to a settlement related to a contract termination and a $0.6 million reversal due to a change in estimate related to other terminations of contractual obligations. The $21.0 million of restructuring charges for the first nine months of 2002 were comprised of $15.9 million recorded in the first quarter of 2002 for employee termination benefits and the termination of a contractual commitment with a vendor related to the November 2001 restructuring and $5.0 million recorded in the third quarter of 2002 primarily for restructuring charges associated with the exit of bundled Internet access services. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements.

In conjunction with the sale, the Broadband segment recorded a gain on sale of broadband assets of $37.3 million and $336.3 million during the third quarter and first nine months of 2003, respectively. A detailed discussion of the sale of the broadband assets is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Operating Income

As a result of the above, operating income increased by $61.8 million, to $33.2 million in the third quarter of 2003 compared to a loss of $28.6 million in the third quarter of 2002. Operating income in the first nine

Form 10-Q/A Part I	Cincinnati Bell Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

months of 2003 increased by $504.9 million compared to the same period in 2002, or from a loss of $157.2 million in 2002 to operating income of $347.7 million in 2003. Operating margin showed similar improvements, increasing from a negative margin of 9.6% in the third quarter of 2002 to a positive margin of 103.8% in the third quarter of 2003, and from a negative margin of 18.5% in the first nine months of 2002 to a positive margin of 82.4% in the first nine months of 2003.

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

In response to BRCOM’s deteriorating financial results and concerns over liquidity, in October 2002, the Company announced a five-point restructuring plan intended to strengthen the Company’s financial position, maintain the strength and stability of its local telephone business, reduce capital expenditures at BRCOM, facilitate the evaluation of strategic alternatives and reduce debt. The Company has made substantial progress in implementing this restructuring plan. Through September 30, 2003, the Company has completed the sale of BRCOM’s broadband business, secured additional sources of capital, amended its credit facilities, entered into a supplemental indenture amending the terms of the Convertible Subordinated Notes and completed the exchange and retirement of debt and preferred stock at BRCOM, further discussed below.

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

Exchange and Retirement of BRCOM Debt and Preferred Stock

In March 2003, the Company reached agreements with holders of more than two-thirds of BRCOM’s 12 1/2% Preferred Stock (the “12 1/2% Preferreds”) and 9% notes to exchange these instruments for common stock of the Company. On September 8, 2003, the Company exchanged these instruments for 25.2 million shares of common stock of the Company. These exchanges resulted in the retirement of $458 million of long-term debt and minority interest liabilities of the Company. The exchanges also resulted in the settlement of $66.5 million in accrued interest and dividends as the Company had deferred the August 15, 2002, November 15, 2002,

Form 10-Q/A Part I	Cincinnati Bell Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

February 15, 2003, May 15, 2003, and August 15, 2003 cash dividend payments on its 12 1/2% Preferreds, in accordance with the terms of the security. Upon completion of the exchange and a related subsidiary merger, the indenture related to the 9% notes was terminated and there are no longer any shares of the 12 1/2% Preferreds outstanding.

On June 16, 2003, the Company permanently retired BRCOM’s remaining $0.8 million outstanding 12 1/2% Senior Notes due 2005.

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

Also, in March 2003, the Company entered into a supplemental indenture amending certain terms governing the Convertible Subordinated Notes Due 2009. The supplemental indenture allowed for the previously discussed sale of substantially all of the assets of the Company’s Broadband segment, provided that a bankruptcy of BRCOM would not constitute an event of default, amended the definition of change in control by increasing the ownership threshold deemed to be a change in control from 20% of outstanding shares to 45% of outstanding shares and included covenants restricting the ability of the Company to incur debt and consummate certain asset dispositions. The supplemental indenture also increased the paid-in-kind interest by 2 1/4% from March 2003 through redemption in July 2009, resulting in a per annum interest rate of 9%. Interest expense will be paid in cash semi-annually on January 21 and July 21 of each year at a rate of 63/4% per annum, commencing on January 21, 2005. The additional 2 1/4% will accrete, or be added to the principal balance, through the redemption date in July 2009. This supplemental indenture is expected to increase non-cash interest expense by approximately $16 million annually in 2003 up to approximately $20 million annually by 2009, compared to 2002.

On July 11, 2003 the Company issued $500.0 million of 7 1/4% senior unsecured notes due 2013 (the “7 1/4% Senior notes due 2013”). Net proceeds of $488.8 million were used to prepay term credit facilities and permanently reduce commitments under the Company’s revolving credit facility. Interest on the 7 1/4% Senior notes due 2013 will be payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2004. The 7 1/4% Senior notes due 2013 are unsecured obligations and will rank equally with all of the Company’s existing and future senior unsecured debt and will rank senior to all existing and future subordinated debt. The Company’s subsidiaries, excluding Cincinnati Bell Telephone, Cincinnati Bell Wireless, BRCOM and its subsidiaries, unconditionally guarantee the 7 1/4% Senior notes due 2013 on a senior unsecured basis. The 7 1/4% Senior notes due 2013 contain customary covenants for notes of this type,

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

The Company believes that its borrowing availability under the credit facilities and cash generated from operations will provide sufficient liquidity for the foreseeable future. As a result of the issuance of the 16% notes, the 7 1/4% Senior notes due 2013 and scheduled repayments, the credit facilities were reduced from $1,825.0 million as of December 31, 2002 to $921.8 million as of September 30, 2003. The remaining credit facilities as of September 30, 2003 consist of $594.6 million in revolving credit maturing on March 1, 2006, and having four equal quarterly scheduled commitment reductions during 2005 in an aggregate amount equal to $184.8 million, $132.5 million in term loans, maturing in various amounts during 2003 and 2004, and $194.7 million in term loans, maturing in various amounts between 2003 and 2007. As of September 30, 2003, the Company had drawn approximately $639.9 million from its credit facilities, and had outstanding letters of credit totaling $13.1 million, leaving $268.8 million in additional borrowing availability under its revolving credit facility.

The terms of the 16% notes, the 7 1/4% Senior notes due 2013 and the credit facilities limit the Company’s ability to make future investments in or fund the operations of BRCOM and its subsidiaries. Specifically, the Company and its other subsidiaries may not make investments in or fund the operations of BRCOM and its subsidiaries beyond an aggregate amount of $118.0 million after October 1, 2002. As of September 30, 2003, the Company had the ability to invest an additional $87.9 million in BRCOM and its subsidiaries based on these provisions. In addition, BRCOM’s cash balance as of September 30, 2003 was $0.1 million, for total available liquidity of $88.0 million. The uncertainty of BRCOM’s available liquidity resulting from these funding constraints, prompted the Company’s independent accountants to include a going concern explanatory paragraph in their audit report filed along with the stand alone annual financial statements of BRCOM for the year ended December 31, 2002. The going concern explanatory paragraph means that, in the opinion of the Company’s independent accountants, there is substantial doubt about BRCOM’s ability to continue to operate as a going concern. If BRCOM is unable meet its remaining obligations, it may be forced to seek protection from its creditors through bankruptcy proceedings.

Upon completion of the previously referenced amendment to the credit facilities in March 2003, interest rates charged on borrowings under the revolving and term credit facilities increased to 425 and 375 basis points above LIBOR, respectively, or 5.41% and 4.91%, respectively, based on the LIBOR rate as of September 30, 2003. The Company expects annual interest expense related to this amendment to increase by approximately $14.8 million in 2003 compared to 2002, of which approximately $6.0 million is cash. Based on the Company’s outstanding variable rate indebtedness as of September 30, 2003, a 1% increase in the average borrowing rate would result in approximately $6.4 million in annual incremental interest expense. The banking fees applied to the unused amount of revolving credit facility borrowings increased to 62.5 basis points. Additionally, the Company amended the credit facilities in June 2003 in order to allow for modifications to the broadband sale agreement and in July 2003 in order to allow for the issuance of the 7 1/4% Senior notes due 2013 and to reset the interest coverage ratio covenants.

The Company is subject to financial covenants in association with the credit facilities. These financial covenants require that the Company maintain certain debt to EBITDA (as defined in the Credit Agreement), senior secured debt to EBITDA and interest coverage ratios as well as limit its capital expenditures. The

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

On October 30, 2003, the Company announced that it was offering $540.0 million principal amount of Senior Subordinated Notes due 2014 by means of a private placement (the “Offering”). The new notes will bear interest at a rate of 8?% per annum. The net proceeds of the Offering, after deducting the initial purchasers’ discounts and fees and expenses related to the Offering are expected to total $528.2 million. The Company will use $524.6 million of the net proceeds to purchase all of the Company’s outstanding Convertible Subordinated Notes due 2009, which bear interest at a rate of 9%, at a discounted price equal to 97% of their accreted value on the expected closing date of November 19, 2003. The remaining proceeds will be used to pay fees related a credit facility amendment described below and reduce outstanding borrowings under the revolving credit facility. The Offering is conditioned upon the execution of this amendment and the consent of the Company’s lenders under its credit facilities. Concurrently with the Offering, the Company expects to amend its credit facilities to provide for a new term loan facility of $525 million. The net proceeds of the new term loan facility will be used to prepay all outstanding term loans under the Company’s credit facilities and to permanently pay down a portion of the Company’s revolving credit facility. The new term loan is expected to mature in June 2008 and bear interest at a rate of 250 basis points over LIBOR.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations

Contractual Obligations (dollars in millions)

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Balance Sheet

The following comparisons are relative to December 31, 2002.

The change in cash and cash equivalents is explained in the preceding discussion of capital investment, resources and liquidity or in the cash flow discussion below. The decrease in accounts receivable of $101.1 million was primarily the result of $73.8 million of BRCOM receivables sold in connection with the broadband sale. The increase of $55.3 million in net property, plant and equipment was primarily due to the adoption of SFAS 143 as accumulated depreciation of $134.0 million related to estimated removal cost in the Local segment was reversed as a change in accounting principle and by capital expenditures of $94.8 million. This was partially offset by $49.0 million of broadband assets sold and depreciation expense of $120.6 million.

The decrease in short-term and long-term debt of $68.0 million and $146.7 million were due to the both cash flow from operations and the $82.7 million paydown of debt utilizing the proceeds of the broadband asset sale. Accounts payable decreased $70.4 million, or 54%, primarily due to $41.8 million of accounts payable assumed by the buyers of the broadband assets and by timing of vendor payments. The decrease in current unearned revenue of $79.7 million was primarily due to $42.7 million of liabilities assumed by the buyers of the broadband assets and amortization of an IRU contract that expired in May 2003. The decrease in long-term unearned revenue, less current portion of $293.7 million was primarily due to $278.7 million of liabilities assumed by the buyers of the broadband assets.

The decrease in dividends payable of $28.3 million was due to the exchange of BRCOM’s 12.5% preferred stock and dividends payable for common stock of the Company offset by an increase of $2.6 million due to timing of the preferred stock quarterly dividend payment.

The increase in net deferred income tax liabilities of $60.5 million during the first nine months of 2003 was due primarily to an increase in liabilities of $47.6 million recorded as part of the Company’s adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

business and $3.8 million from the sale of its entire equity investment in Terabeam, offset by $4.3 million in fees related to the sale of the BRCOM assets.

The Company received $850.0 million of gross cash proceeds from the issuance of the 16% notes and 7 1/4% senior notes due 2013 during the first nine months of 2003. The Company permanently prepaid $708.8 million in borrowings under its term and revolving credit facilities and made a $194.4 million payment under its revolving credit facility with the net cash proceeds from the 16% notes, the net cash proceeds from the 7 1/4% senior notes due 2013 and cash provided by operations. The Company reduced its borrowings under its revolving credit facilities utilizing cash provided by operations and cash on its balance sheet as of December 31, 2002. BCSI Inc., a subsidiary of BRCOM, directly repaid a net $52.2 million of the revolving credit facility using cash proceeds of $82.7 million from the sale of broadband assets, offset by borrowings to fund operations and liability management of $30.5 million during the first nine months of 2003.

Approximately $5.2 million in preferred stock dividends were paid during the first nine months of 2003. As a result of BRCOM’s decision to defer the February 15, 2003, May 15, 2003 and August 15, 2003 cash dividend payment on its 12 1/2% Preferreds, the Company conserved approximately $24.8 million in cash during the first nine months of 2003 compared to the first nine months of 2002. The dividends were accrued, and therefore were presented as minority interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) through the exchange of the preferred stock on September 8, 2003. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of minority interest. Debt issuance costs during the first nine months of 2003 totaled $65.1 million, $56.6 million higher than the $8.5 million incurred during the first nine months of 2002. The increase in debt issuance costs are due to the issuance of the 16% notes, the issuance of the 7 1/4% senior notes due 2013 and the amendment to the credit facilities.

As of September 30, 2003, the Company held approximately $32.9 million in cash and cash equivalents. In addition to cash on hand, the primary sources of cash will be cash generated by operations and borrowings from the Company’s revolving credit facility. The primary uses of cash will be for funding the maintenance and strategic expansion of the local and wireless networks; interest and principal payments on the Company’s credit facilities, 16% notes, 7 1/4% Senior notes due 2013, 7 1/4% Senior notes due 2023, and CBT notes; dividends on the convertible subordinated notes; working capital; and liability management associated with BRCOM up to the maximum amount permitted under the terms of the 16% notes, the 7 1/4% Senior notes due 2013 and Credit Agreement.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is included in Note 15 of the Notes to the Condensed Consolidated Financial Statements on page 32 of this quarterly report.

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

On July 11, 2003 the Company issued $500.0 million of 7 1/4% senior unsecured notes due 2013 (the “7 1/4% Senior notes due 2013”). Net proceeds totaled $488.8 million and were used to permanently prepay borrowings and reduce commitments under the Company’s credit facilities. Interest on the 7 1/4% Senior notes due 2013 will be payable in cash in arrears semi-annually on January 15 and July 15 of each year, commencing on January 15, 2004. The 7 1/4% Senior notes due 2013 are unsecured obligations and will rank equally with all of the Company’s existing and future senior debt and will rank senior to all existing and future subordinated debt. The Company’s subsidiaries, excluding BRCOM and its subsidiaries, unconditionally guarantee the 7 1/4% Senior notes due 2013 on a senior unsecured basis. The 7 1/4% Senior notes due 2013 contains customary covenants for notes of this type, including, limitations on dividends and other restricted payments, dividend and other payment restrictions affecting its subsidiaries, indebtedness, asset dispositions, transactions with affiliates, liens, investments, issuances and sales of capital stock of subsidiaries, redemption of debt that is junior in right of payment, issuances of senior subordinated debt, restrictions on dealing with BRCOM and its subsidiaries, and mergers and consolidations.

In March 2003, the Company entered into an exchange and voting agreement with holders of the BRCOM 9% senior subordinated notes due 2008 and the BRCOM 12 1/2% Preferreds to exchange these instruments for common stock of the Company. On September 8, 2003, the Company exchanged these instruments for approximately 25.2 million shares of Cincinnati Bell Inc. common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION
(3.1)(a)	Amended Articles of Incorporation of Cincinnati Bell (Exhibit (3.1)(a) to Form S-4 dated July 17, 2003, File No. 1-8519).

(3.1)(b)	Amended Regulations of Cincinnati Bell (Exhibit (3.2) to Registration Statement No. 2-96054).

(4)(a)	Provisions of the Amended Articles of Incorporation and the Amended Regulations of the registrant which define the rights of holders of Common Shares and the Preferred Shares are incorporated by reference to such Amended Articles filed as Exhibit (3)(a) hereto and such Amended Regulations filed as Exhibit (3)(b) hereto.

(4)(b)(i)	Rights Agreement dated as of April 29, 1997, between Broadwing and The Fifth Third Bank which includes the form of Certificate of Amendment to the Amended Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (Exhibit 4.1 to Broadwing’s Registration Statement on Form 8-A filed on May 1, 1997).

(4)(b)(ii)	Amendment No. 1 to the Rights Agreement dated as of July 20, 1999, between the Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 1 of Broadwing’s Registration Statement on Form 8-A filed on August 6, 1999).

(4)(b)(iii)	Amendment No. 2 to the Rights Agreement dated as of November 2, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 2 of Broadwing’s Registration Statement on Form 8-A filed on November 8, 1999).

(4)(c)(i)	Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023. (Exhibit 4-A to Form 8-K, date of report July 12, 1993, File No. 1-8519).

(4)(c)(ii)	Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New

Exhibit Number	DESCRIPTION
York, as Trustee. (Exhibit 4-A to Form 8-K, date of report October 27, 1993, File No. 1-8519).

(4)(c)(iii)	Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report November 30, 1998, File No. 1-8519).

(4)(c)(iv)	Investment Agreement dated as of July 21, 1999, among Cincinnati Bell Inc., Oak Hill Capital Partners L.P. and certain related parties of Oak Hill (Exhibit 4.9 to Form S-4 filed on September 13, 1999, File No. 1-8519).

(4)(c)(v)	Indenture dated as of July 21, 1999 among Cincinnati Bell Inc., and The Bank of New York, as Trustee (Exhibit 4.10 to Form S-3 filed on November 10, 1999, File No.1-8519).

(4)(c)(v)(2)	First Supplemental Indenture dated as of March 26, 2003, among Broadwing Inc. (f/k/a Cincinnati Bell Inc.), as Issuer and The Bank of New York, as Trustee. (Exhibit (4)(c)(v)(2) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)

(4)(c)(vi)(1)	Indenture dated as of March 26, 2003, by and among Broadwing Inc., as Issuer, Cincinnati Bell Public Communications Inc., ZoomTown.com Inc, Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services Inc., Broadwing Financial LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless Holdings LLC and Broadwing Holdings Inc. as Guarantors, and The Bank of New York, as trustee, in connection with $350,000,000 of Broadwing Inc. Senior Subordinated Discount Notes Due 2009. (Exhibit (4)(c)(vi) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)

(4)(c)(vi)(2)	First Supplemental Indenture dated as of October 30, 2003 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the guarantors party thereto, and the Bank of New York as trustee, governing the Senior Subordinated Discount Notes due 2009 (Exhibit (4)(c)(vi)(2) to Form 10-Q for the quarter ended September 30, 2003).

(4)(c)(vii)	Warrant Agreement, dated as of March 26, 2003, by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(vii) to Form 10-K for 2002, File No. 1-8519) (Exhibit (4)(c)(vii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)

4)(c)(viii)	Exchange and Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(viii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)

(4)(c)(ix)	Equity Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(ix) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)

Exhibit Number	DESCRIPTION
4(c)(x)(1)	Purchase Agreement, dated as of March 26, 2003 by and between Broadwing Inc. GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(1) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)

4(c)(x)(2)	First Amendment to Purchase Agreement, dated as of March 26, 2003 by and between Broadwing Inc. GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(2) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)

(4)(c)(xi)	Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Pell Public Communications Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Telecommunications Services Inc., and ZoomTown.com Inc., as Guarantors, and the Bank of New York, as Trustee in connection with Cincinnati Bell 7 1/4% Senior Notes due 2013 (Exhibit (4)(c)(xi) on Form S-4 dated July 17, 2003, File No. 1-8519).

(4)(c)(xii)	Exchange and Registration Rights Agreement, dated as of July 11, 2003, by and among Cincinnati Bell Inc., BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Pell Public Communications Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Telecommunications Services Inc., and ZoomTown.com Inc., and Credit Suisse First Boston LLC and the other purchasers (Exhibit (4)(c)(xii) on Form S-4 dated July 17, 2003, File No. 1-8519).

(4)(c)(xiii)	No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(i)(1)	Credit Agreement dated as of November 9, 1999, amended and restated as of March 26, 2003, (“Credit Agreement”) among Broadwing Inc. (f/k/a Cincinnati Bell) and Broadwing Communications Services Inc. (f/k/a IXC Communications Services, Inc.) as the Borrowers, the Initial Lenders, Initial Issuing Banks and Swing Line Banks named herein, Bank of America, N.A., as Syndication Agent, Citicorp USA, Inc., as Administrative Agent, Credit Suisse First Boston and The Bank of New York, as Co-Documentation Agents, PNC Bank, N.A., as Agent and Salomon Smith Barney Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers. (Exhibit (10)(i)(1) to Form 10-K for the year ended December 31, 2002, File No. 1-8519)

(10)(i)(1.1)	Amendment, Waiver and Consent to the Credit Agreement among Cincinnati Bell Inc. (f/k/a Broadwing Inc.), an Ohio Corporation, and Broadwing Communications Services Inc. (f/k/a IXC Communications Services, Inc.), a Delaware Corporation, the banks, financial institutions and other institutional lenders parties to the Credit Agreement (as defined therein), Bank of America, N.A., as syndication agent, Citicorp USA, Inc., as administrative agent, and the

Exhibit Number	DESCRIPTION
other agents party to the Credit Agreement (Exhibit (10)(i)(A)(1)(ii) to Form S-4, filed June 23, 2003, File No. 1-8519)

(10)(i)(1.2)	Amendment No. 2 to the Credit Agreement among Cincinnati Bell Inc. (f/k/a Broadwing Inc.), an Ohio Corporation, and BCSI Inc. (f/k/a Broadwing Communications Inc.), a Delaware Corporation, the banks, financial institutions and other institutional lenders parties to the Credit Agreement (as defined therein), Bank of America, N.A., as syndication agent, Citicorp USA, Inc., as administrative agent, and the other agents party to the Credit Agreement (Exhibit (10)(i)(A)(1)(iii) to Form S-4, filed July 17, 2003, File No. 1-8519)

(10)(i)(2)	Asset Purchase Agreement by and among Broadwing Inc., Cincinnati Bell Directory Inc. and CBD Media, Inc. dated as of February 4, 2002. (Exhibit (10)(i)(2) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(i)(3)	Asset Purchase Agreement between Broadwing Communications Services Inc. and CIII Communications dated as of February 22, 2003. (Exhibit (99)(i) to Form 8-K, filed on February 28, 2003, File No. 1-8519).

(10)(i)(3.1)	Amendment No. 1 to the Asset Purchase Agreement dated June 6, 2003 (Exhibit (99)(i) to Form 8-K, filed on June 13, 2003, File No. 1-8519).

10)(i)(3.2)	Letter Agreement Amendment Number 2 to the Asset Purchase Agreement (Exhibit (10)(i)(A)(3)(iii) to Form S-4, filed on June 23, 2003, File No. 1-8519).

(10)(iii)(A)(1)*	Short Term Incentive Plan of Broadwing Inc., as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(2)*	Broadwing Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective July 24, 2002. (Exhibit (10)(iii)(A)(2) to Form 10-Q for the three months ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(3)(i)*	Broadwing Inc. Pension Program, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(3)(ii)*	Cincinnati Bell Pension Program, as amended and restated effective March 3, 1997. (Exhibit (10)(iii)(A)(3)(ii) to Form 10-K for 1997, File No. 1-8519).

(10)(iii)(A)(4)*	Broadwing Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the three months ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(5)*	Broadwing Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(6)*	Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective January 1, 2001. (Exhibit (10)(iii)(A)(6) to Form 10-Q for the three months ended March 31, 2003, File No. 1-8519).

Exhibit Number	DESCRIPTION
(10)(iii)(A)(7)*	Cincinnati Bell Inc. 1989 Stock Option Plan. (Exhibit (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(8)*	Employment Agreement effective January 1, 1999 between the Company and Kevin W. Mooney. (Exhibit (10)(iii)(A)(ii) to Form 10-K for 1998, File No. 1-8519).

10)(iii)(A)(8.1)*	Amendment to Employment Agreement effective September 20, 2002 between the Company and Kevin W. Mooney. (Exhibit (10)(iii)(A)(9.1) to Form 10-Q for the three months ended September, 30, 2002, File 1-8519)

(10)(iii)(A)(8.2)*	Amendment to Employment Agreement effective February 3, 2003 between the Company and Kevin W. Mooney. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, date of report February 3, 2002, File No. 1-8519)

(10)(iii)(A)(8.3)*	Amendment to Employment Agreement effective June 20, 2003 between the Company and Kevin W. Mooney. (Original Amendment to Employment Agreement filed as Exhibit 99.2 to Form 8-K, date of report June 24, 2003, File No. 1-8519)

(10)(iii)(A)(9)*	Employment Agreement effective December 4, 2001 between the Company and Michael W. Callaghan. (Exhibit (10)(iii)(A)(10) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(iii)(A)(9.1)*	Amendment to Employment Agreement effective February 3, 2003 between the Company and Michael W. Callaghan. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, date of report February 3, 2002, File No. 1-8519)

(10)(iii)(A)(10)*	Employment Agreement dated January 1, 1999 between the Company and John F. Cassidy. (Exhibit (10)(iii)(A)(8) to Form 10-K for 1999, File No. 1-8519).

(10)(iii)(A)(11)*	Employment Agreement effective January 1, 2000 between the Company and Jeffrey C. Smith. (Exhibit (10)(iii)(A)(12) to Form 10-Q for the quarter ended March 31, 2001, File No. 1-8519)

(10)(iii)(A)(11.1)*	Amendment to Employment Agreement effective September 20, 2000 between the Company and Jeffrey C. Smith. (Exhibit (10)(iii)(A)(12.1) to Form 10-Q for the three months ended September 30, 2002, File No. 1-8519)

(10)(iii)(A)(12.1)*	Amendment to Employment Agreement effective February 3, 2003 between the Company and Jeffrey C. Smith. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, filed on February 3, 2002, File No. 1-8519)

(10)(iii)(A)(12)*	Employment Agreement effective July 24, 2002 between the Company and Thomas L. Schilling. Exhibit (10)(iii)(A)(13) to Form 10-Q for the three months ended June 30, 2002, File No. 1-8519)

(10)(iii)(A)(12.1)*	Amendment to Employment Agreement effective February 3, 2003 between the Company and Thomas L. Schilling. (Original Amendment to Employment

Exhibit Number	DESCRIPTION
Agreement filed as Exhibit 99.1 to Form 8-K, filed on February 3, 2002, File No. 1-8519)

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan required to be filed as an exhibit.

     The Company will furnish any other exhibit at cost.

(b)	Reports on Form 8-K (including items furnished to the SEC).

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

Form 8-K, date of report September 2, 2003, reporting the Company issued a press release on September 2, 2003 announcing that the Company completed its exchange offers in which 99.3% of the holders of 12 1/2% Series B Junior Exchangeable Preferred Stock of its BRCOM Inc. (f/k/a Broadwing Communications Inc.) subsidiary have exchanged their shares for Cincinnati Bell common stock and 99.9% of the holders of BRCOM’s 9% Senior Subordinated Notes have exchanged their notes for Cincinnati Bell common stock. Both exchange offers closed on September 8, 2003.

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

Cincinnati Bell Inc.
Date: June 28, 2004	/s/Brian A. Ross
Brian A. Ross
Chief Financial Officer

/s/ Gary A. Cornett
Gary A. Cornett
Principal Accounting Officer