Form 10-Q/A
period 2004-03-31
CINCINNATI BELL INC
filed 2004-06-28
CIK 716133

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

EXPLANATORY NOTE

Pursuant to this amended Quarterly Report on Form 10-Q/A, the registrant amends “Item 1. Financial Statements” and “Item 4. Controls and Procedures” of Part I – Financial Information and “Item 6. Exhibits and Reports on Form 8-K” of Part II – Other Information of its Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 10, 2004 for the quarter ended March 31, 2004. The amendment corrects the pro forma disclosure for certain stock-based compensation set forth in Note 1.

This amendment does not amend any other Items except those indicated above and does not update any of the disclosures contained in the Quarterly Report as previously filed. All other information is as of the date of original filing and included for convenience.

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

Stock-Based Compensation — The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Compensation cost is measured under the intrinsic value method. Stock-based employee compensation cost is not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the difference between actual and pro forma expense, net of tax, that would have been recognized totaled $2.1 million and $8.8 million in the first three months of 2004 and 2003, respectively. The following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation in all periods presented.

	Three Months Ended March 31,
(dollars in millions except per share amounts)	2004	2003
Net income
As reported	$10.9	$123.8
Pro forma determined under fair value, net of related taxes	$8.8	$115.0
Basic earnings per common share:
As reported	$0.03	$0.55
Pro forma determined under fair value, net of related taxes	$0.03	$0.51
Diluted earnings per share:
As reported	$0.03	$0.55
Pro forma determined under fair value, net of related taxes	$0.02	$0.51

The Company granted 318,800 and 94,650 options to purchase Cincinnati Bell stock during the three months ended March 31, 2004 and 2003, respectively. The weighted average fair values at the date of grant for the Company options granted to employees were $1.48 and $1.02 for the three months ended March 31, 2004 and 2003, respectively.

The Company granted 140,000 shares of restricted stock during the first three months of 2004, which vest completely over two years. The fair value at the date of grant was $5.43 per share. The Company granted no restricted stock in the first three months of 2003. The Company recognized $0.1 million in expense in the first three months of 2004 and 2003 related to restricted stock compensation.

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

Subsequent to the May 10, 2004 original filing date of the Form 10-Q and in connection with the corrected amounts disclosed in Note 1 of the Notes to Condensed Consolidated Financial Statements, the Company identified a deficiency in the manner in which a modification was made to a footnote disclosure after final approval and sign-offs had been obtained from senior management. In response, the Company has strengthened the review and approval process, the timely communication of reporting issues identified and the adherence to existing policies and procedures.

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

Exhibit
Number	DESCRIPTION
(3.1)(a)	Amended Articles of Incorporation of Cincinnati Bell (Exhibit (3.1)(a) to Form S-4 dated July 17, 2003, File No. 1-8519).

(3.1)(b)	Amended Regulations of Cincinnati Bell (Exhibit (3.2) to Registration Statement No. 2-96054).

Form 10-Q Part II	Cincinnati Bell Inc.

Exhibit
Number	DESCRIPTION
(4)(b)(i)	Rights Agreement dated as of April 29, 1997, between Broadwing and The Fifth Third Bank which includes the form of Certificate of Amendment to the Amended Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (Exhibit 4.1 to Broadwing’s Registration Statement on Form 8-A filed on May 1, 1997).

(4)(b)(ii)	Amendment No. 1 to the Rights Agreement dated as of July 20, 1999, between the Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 1 of Broadwing’s Registration Statement on Form 8-A filed on August 6, 1999).

(4)(b)(iii)	Amendment No. 2 to the Rights Agreement dated as of November 2, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 2 of Broadwing’s Registration Statement on Form 8-A filed on November 8, 1999).

(4)(b)(iv)	Amendment No. 3 to the Rights Agreement dated as of June 10, 2002, between Broadwing and The Fifth Third Bank. (Exhibit 1 to Amendment No. 3 of Broadwing’s Registration Statement on Form 8-A filed on July 2, 2002).

(4)(c)(i)	Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023. (Exhibit 4-A to Form 8-K, date of report July 12, 1993, File No. 1-8519).

(4)(c)(ii)	Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report October 27, 1993, File No. 1-8519).

(4)(c)(iii)	Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report November 30, 1998, File No. 1-8519).

(4)(c)(vi)(1)	Indenture dated as of March 26, 2003, by and among Broadwing Inc., as Issuer, Cincinnati Bell Public Communications Inc., ZoomTown.com Inc, Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services Inc., Broadwing Financial LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless Holdings LLC and Broadwing Holdings Inc. as Guarantors, and The Bank of New York, as trustee, in connection with $350,000,000 of Broadwing Inc. Senior Subordinated Discount Notes Due 2009. (Exhibit (4)(c)(vi) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)(2)	First Supplemental Indenture dated as of October 30, 2003 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the guarantors party thereto, and the Bank of New York, as trustee, governing the Senior Subordinated Discount Notes due 2009 (Exhibit (4)(c)(vi) (2) to Form 10-Q for the nine months ended September 30, 2003, File No. 1-8519).

(4)(c)(vii)	Warrant Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(vii) to Form 10-K for 2002, File No. 1-

Form 10-Q Part II	Cincinnati Bell Inc.

Exhibit
Number	DESCRIPTION
8519) (Exhibit (4)(c)(vii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(viii)	Exchange and Registration Rights Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(viii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(ix)	Equity Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(ix) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(x)(1)	Purchase Agreement, dated as of December 9, 2002 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(1) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(x)(2)	First Amendment to Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(2) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(x)(3)	Amendment to Purchase Agreement, dated as of April 30, 2004 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(3) to Form 10-Q for the Quarter ended March 31, 2004, File No. 1-8519).

(4)(c)(xi)	Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Pell Public Communications Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Telecommunications Services Inc., and ZoomTown.com Inc., as Guarantors, and the Bank of New York, as Trustee, in connection with Cincinnati Bell 71/4% Senior Notes due 2013 (Exhibit (4)(c)(xi) on Form S-4 dated July 17, 2003, File No. 1-8519).

(4)(c)(xii)	Indenture dated as of November 19, 2003, by and among Cincinnati Bell Inc., as Issuer, BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Bell Public Communications Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Telecommunications Services Inc. and ZoomTown.com Inc., as Guarantors, and The Bank of New York, as Trustee, in connection with Cincinnati Bell 8 3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit (4)(c)(xiii) to Registration Statement No. 333-110940).

(4)(c)(xii)	No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

Form 10-Q Part II	Cincinnati Bell Inc.

Exhibit
Number	DESCRIPTION
(10)(i)(1.1)	Third Amendment and Restatement of the Credit Agreement dated as of November 17, 2003, among Cincinnati Bell Inc. (f/k/a Broadwing Inc.), and BCSI Inc. (f/k/a Broadwing Communications Services Inc.), as the Borrowers, the Initial Lenders, the Initial Issuing Banks and the Swing Line Banks named therein, Bank of America, N.A., as syndication agent, Citicorp USA, Inc., as administrative agent, Credit Suisse First Boston and the Bank of New York, as co-documentation agents, PNC Bank, N.A. and collectively with Credit Suisse First Boston and the Bank of New York, the co-arrangers, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers and Banc of America Securities LLC, Credit Suisse First Boston, acting through its Cayman Islands branch, and Goldman Sachs Credit Partners L.P., as joint lead arrangers and joint bookrunning managers for the Term D Facility (Exhibit (10)(i)(1) on Form S-4 dated December 10, 2003, File No. 1-8519).

(10)(i)(1.2)	Amendment and Waiver to the Credit Agreement dated as of March 19, 2004 by and among Cincinnati Bell Inc. and BCSI Inc. and the lender parties thereto (Exhibit (10)(i)(1.2) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(i)(2)	Asset Purchase Agreement by and among Broadwing Inc., Cincinnati Bell Directory Inc. and CBD Media, Inc. dated as of February 4, 2002. (Exhibit (10)(i)(2) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(i)(3)	Asset Purchase Agreement between Broadwing Communications Services Inc. and other seller parties thereto and CIII Communications dated as of February 22, 2003. (Exhibit (99)(i) to Form 8-K, filed on February 28, 2003, File No. 1-8519).

(10)(i)(3.1)	Amendment No. 1 to the Asset Purchase Agreement dated June 6, 2003 (Exhibit (99)(i) to Form 8-K, filed on June 13, 2003, File No. 1-8519).

(10)(i)(3.2)	Letter Agreement Amendment to the Asset Purchase Agreement (Exhibit (10)(i)(A)(3)(iii) to Form S-4, filed on June 23, 2003, File No. 1-8519).

(10)(i)(4)	Operating Agreement, dated December 31, 1998 between AT&T Wireless PCS Inc. and Cincinnati Bell Wireless Company LLC (Exhibit (10)(i)(4) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(i)(4.1)	Agreement and Amendment No. 1 to Operating Agreement, dated October 16, 2003 between AT&T Wireless PCS LLC and Cincinnati Bell Wireless Company LLC (Exhibit (10)(i)(4.1) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(1)*	Short Term Incentive Plan of Broadwing Inc., as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(2)*	Broadwing Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective July 24, 2002. (Exhibit (10)(iii)(A)(2) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

Form 10-Q Part II	Cincinnati Bell Inc.

Exhibit
Number	DESCRIPTION
(10)(iii)(A)(3)(i)*	Broadwing Inc. Pension Program, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(3)(ii)*	Cincinnati Bell Pension Program, as amended and restated effective March 3, 1997. (Exhibit (10)(iii)(A)(3)(ii) to Form 10-K for 1997, File No. 1-8519).

(10)(iii)(A)(4)*	Broadwing Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(5)*	Broadwing Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(6)*	Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective January 1, 2001. (Exhibit (10)(iii)(A)(6) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(7)*	Cincinnati Bell Inc. 1989 Stock Option Plan. (Exhibit (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(8)*	Employment Agreement effective December 4, 2001 between the Company and Michael W. Callaghan. (Exhibit (10)(iii)(A)(10) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(iii)(A)(8.1)*	Ameto Employment Agreement effective February 3, 2003 between the Company and Michael W. Callaghan. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, date of report February 3, 2002, File No. 1-8519).

(10)(iii)(A)(8.2)*	Amendment to Employment Agreement effective October 22, 2003 between the Company and Michael W. Callaghan. (Original Amendment to Employment Agreement filed as Exhibit (10)(iii)(A)(9.2) to Form S-4, date of report December 10, 2003, File No. 1-8519).

(10)(iii)(A)(9)*	Employment Agreement effective January 1, 1999, between Broadwing and John F. Cassidy (incorporated by reference to Exhibit (10)(iii)(A)(11.1) to Form 10-Q for the three months ended September 30, 2002, File No. 1-8519).

(10)(iii)(A)(10)*	Employment Agreement effective January 8, 2004 between the Company and Christopher J. Wilson (Exhibit (10)(iii)(A)(13) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(11)*	Employment Agreement effective June 26, 2000 between the Company and Brian G. Keating (Exhibit (10)(iii)(A)(14) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(12)	Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K(Exhibit (10)(iii)(A)(15) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

Form 10-Q Part II	Cincinnati Bell Inc.

Exhibit
Number	DESCRIPTION
(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: June 28, 2004	Cincinnati Bell Inc. /s/ Brian A. Ross
Brian A. Ross
Chief Financial Officer

/s/ Gary A. Cornett
Gary A. Cornett
Principal Accounting Officer