Form 10-Q
period 2004-06-30
CINCINNATI BELL INC
filed 2004-08-09
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

At July 31, 2004, there were 245,245,210 common shares outstanding and 155,250 shares of 6¾% Convertible Preferred Shares outstanding.

PART I. Financial Information

Description	Page
Item 1. Financial Statements
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) Three Months and Six Months Ended June 30, 2004 and 2003	1
Condensed Consolidated Balance Sheets (Unaudited) June 30, 2004 and December 31, 2003	2
Condensed Consolidated Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2004 and 2003	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	51
Item 4. Controls and Procedures	51
PART II. Other Information
EX-4(C)(VI)(3)
EX-4(C)(VI)(4)
EX-10(I)(1.3)
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in millions, Except Per Share Amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues	$297.0	$450.6	$599.4	$931.3
Costs and expenses
Cost of services and products (excluding depreciation of $38.1, $31.5, $75.8, and $64.5 included below)	117.6	209.8	243.3	428.7
Selling, general and administrative	53.6	109.5	111.5	230.2
Depreciation	45.1	39.6	90.3	81.0
Amortization	0.5	0.1	1.0	0.3
Restructuring	—	(3.4)	0.2	(3.4)
Asset impairments and other charges (credits)	(0.2)	(1.1)	(0.1)	(0.8)
Gain on sale of broadband assets	—	(299.0)	—	(299.0)

Total operating costs and expenses	216.6	55.5	446.2	437.0

Operating income	80.4	395.1	153.2	494.3
Minority interest expense	1.2	15.8	1.3	29.9
Interest expense and other financing costs	50.5	61.3	101.4	106.6
Other income, net	—	(0.4)	(0.1)	(0.5)

Income before income taxes and cumulative effect of change in accounting principle	28.7	318.4	50.6	358.3
Income tax expense	3.8	(2.0)	24.8	—

Income before cumulative effect of change in accounting principle	14.9	320.4	25.8	358.3

Cumulative effect of change in accounting principle, net of taxes of $0.0, $0.0, $0.0 and $47.6, respectively	—	—	—	85.9

Net Income	14.9	320.4	25.8	444.2
Preferred stock dividends	2.6	2.6	5.2	5.2

Net income applicable to common shareowners	$12.3	$317.8	$20.6	$439.0

Net income	$14.9	$320.4	$25.8	$444.2
Other comprehensive income (loss), net of tax	(0.2)	1.4	(0.2)	3.2

Comprehensive income	$14.7	$321.8	$25.6	$447.4

Basic earnings per common share
Income before cumulative effect of change in accounting principle	$0.05	$1.45	$0.08	$1.62
Cumulative effect of change in accounting principle, net of taxes	—	—	—	0.39

Net earnings per common share	$0.05	$1.45	$0.08	$2.01

Diluted Earnings Per Common Share
Income before cumulative effect of change in accounting principle	$0.05	$1.33	$0.08	$1.55
Cumulative effect of change in accounting principle, net of taxes	—	—	—	0.35

Net earnings per common share	$0.05	$1.33	$0.08	$1.90

Weighted average common shares outstanding (millions)
Basic	245.0	218.9	245.0	218.9
Diluted	250.4	249.1	252.0	244.9

The accompanying notes are an integral part of the financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)
(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$22.3	$26.0
Receivables, less allowances of $15.2 and $20.2	132.7	140.5
Materials and supplies	45.4	33.6
Current portion of deferred income tax benefits, net	54.2	42.4
Prepaid expenses and other current assets	23.0	16.9

Total current assets	277.6	259.4
Property, plant and equipment, net	869.9	898.8
Goodwill	40.9	40.9
Other intangible assets, net	43.8	47.2
Deferred income tax benefits, net	662.4	696.9
Other noncurrent assets	127.4	130.3

Total assets	$2,022.0	$2,073.5

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$16.9	$13.3
Accounts payable	70.8	64.5
Current portion of unearned revenue and customer deposits	41.3	41.5
Accrued taxes	29.0	43.7
Accrued interest	47.8	27.0
Accrued payroll and benefits	30.4	37.6
Other current liabilities	58.3	67.7

Total current liabilities	294.5	295.3
Long-term debt, less current portion	2,192.7	2,274.5
Unearned revenue, less current portion	10.7	11.9
Accrued pension and postretirement benefits	82.4	75.1
Other noncurrent liabilities	56.9	56.4

Total liabilities	2,637.2	2,713.2
Minority interest	41.0	39.7
Commitments and contingencies
Shareowners’ Deficit
6¾% Cumulative Convertible Preferred Stock, 2,357,299 shares authorized, 155,250 (3,105,000 depositary shares) issued and outstanding at June 30, 2004 and December 31, 2003	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 252,954,452 and 252,429,313 shares issued; 245,086,350 and 244,561,211 outstanding at June 30, 2004 and December 31, 2003	2.5	2.5
Additional paid-in capital	2,938.3	2,940.7
Accumulated deficit	(3,578.4)	(3,604.2)
Accumulated other comprehensive loss	(2.5)	(2.3)
Common shares in treasury, at cost:
7,868,102 shares at June 30, 2004 and December 31, 2003	(145.5)	(145.5)

Total shareowners’ deficit	(656.2)	(679.4)

Total liabilities and shareowners’ deficit	$2,022.0	$2,073.5

The accompanying notes are an integral part of the financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)
(Unaudited)

	Six Months
	Ended June 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$25.8	$444.2
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	(85.9)
Gain on sale of broadband assets	—	(299.0)
Depreciation	90.3	81.0
Amortization	1.0	0.3
Asset impairments and other charges (credits)	(0.1)	(0.8)
Provision for loss on receivables	6.3	16.7
Noncash interest expense	17.6	36.9
Minority interest expense	1.3	29.9
Deferred income tax expense	24.3	(0.2)
Tax benefits from employee stock option plans	0.5	0.2
Other, net	(0.6)	3.2
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(6.0)	6.2
Increase in prepaid expenses and other current assets	(19.0)	(12.8)
Increase (decrease) in accounts payable	11.4	(11.2)
Decrease in accrued and other current liabilities	(11.9)	(34.1)
Decrease in unearned revenue	(0.5)	(47.5)
Increase (decrease) in other assets and liabilities, net	4.0	(3.6)

Net cash provided by operating activities	144.4	123.5

Cash Flows from Investing Activities
Capital expenditures	(61.3)	(57.5)
Proceeds from sale of assets	1.9	62.2
Other, net	1.5	(0.5)

Net cash provided by (used in) investing activities	(57.9)	4.2

Cash Flows from Financing Activities
Issuance of long-term debt	—	350.0
Repayment of long-term debt	(87.5)	(438.6)
Short-term borrowings (repayments), net	(0.6)	(2.7)
Debt issuance costs	—	(47.3)
Issuance of common shares — exercise of stock options	1.8	1.3
Preferred stock dividends	(5.2)	(5.2)
Other	1.3	—

Net cash used in financing activities	(90.2)	(142.5)

Net decrease in cash and cash equivalents	(3.7)	(14.8)
Cash and cash equivalents at beginning of period	26.0	44.9

Cash and cash equivalents at end of period	$22.3	$30.1

The accompanying notes are an integral part of the financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Accounting Policies

The following represents a summary of the Company’s business and accounting policies. A more detailed presentation can be found in the 2003 Annual Report on Form 10-K.

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

The adjustments referred to above are of a normal and recurring nature except for those outlined in Notes 2, 3 and 6. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.

The Condensed Consolidated Balance Sheet as of December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

The Company realigned its business segments during the first quarter of 2004. Cincinnati Bell Technology Solutions Inc. (“CBTS”), a data equipment and managed services subsidiary, was previously reported in the Broadband segment and is now reported in the Hardware and Managed Services segment. Additionally, the telephony equipment and associated installation and maintenance business of Cincinnati Bell Telephone (“CBT”), previously reported in the Local segment, is now included with CBTS in the Hardware and Managed Services segment. Accordingly, the historical results of operations of the Local segment, Hardware and Managed Services segment and Broadband segment have been recast to reflect the current segment reporting (refer to Note 8).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Stock-Based Compensation — The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Compensation cost is measured under the intrinsic value method. Stock-based employee compensation cost is not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the difference between actual and pro forma expense, net of tax, that would have been recognized totaled $2.1 million and $8.8 million in the second quarters of 2004 and 2003, respectively, and $4.1 million and $17.7 million in the year-to-date periods ended June 30, 2004 and 2003, respectively. The following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in all periods presented.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(dollars in millions except per share amounts)	2004	2003	2004	2003
Net income
As reported	$14.9	$320.4	$25.8	$444.2
Pro forma determined under fair value, net of related taxes	$12.8	$311.6	$21.7	$426.5
Basic earnings per common share:
As reported	$0.05	$1.45	$0.08	$2.01
Pro forma determined under fair value, net of related taxes	$0.04	$1.41	$0.07	$1.92
Numerator for diluted earnings (loss) per share:
As reported	$12.3	$331.9	$20.6	$464.2
Pro forma determined under fair value, net of related taxes	$10.2	$321.1	$16.5	$446.5
Diluted earnings per share:
As reported	$0.05	$1.33	$0.08	$1.90
Pro forma determined under fair value, net of related taxes	$0.04	$1.30	$0.07	$1.83

The Company granted 72,000 and 92,600 options during the three months ended June 30, 2004 and 2003, respectively, and granted 390,800 and 187,250 options during the six months ended June 30, 2004 and 2003, respectively. The weighted average fair values at the date of grant for the Company options granted to employees were $0.92 and $1.24 for the three months ended June 30, 2004 and 2003, respectively, and were $1.25 and $1.13 for the six months ended June 30, 2004 and 2003, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company granted 140,000 shares of restricted stock during the first six months of 2004, which vest completely after two years. The fair value at the date of grant was $5.43 per share. The Company granted no restricted stock in the first six months of 2003. The Company recognized $0.1 million in expense in both the three months ended June 30, 2004 and 2003 and $0.2 million and $0.3 million in expense in the six months ended June 30, 2004 and 2003, respectively, related to restricted stock compensation. Additionally during the second quarter of 2003, the Company recorded a non-cash expense of $1.9 million related to the accelerated vesting of stock options for certain success based incentives and termination benefits.

Derivative Financial Instruments — Because the Company is exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from its credit facility and changes in current rates compared to that of its fixed rate debt, the Company sometimes employs derivative financial instruments to manage its exposure to these fluctuations and its total interest expense over time. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes. Interest rate swap agreements, a particular type of derivative financial instrument, involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. In accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), interest rate differentials associated with the Company’s interest rate swaps are recorded as an adjustment to interest payable or receivable with the offset to interest expense over the life of the swap. In June 2004, the Company entered into a series of interest rate swaps with total notional amounts of $100 million that qualify for fair value hedge accounting and expire in January 2014. The interest rate swaps hedge a portion of the 8 3/8% senior subordinated notes due 2014 and are marked to market at each balance sheet period. Fair value hedges are hedges that eliminate the risk of changes in the fair value of underlying assets and liabilities. The Company had deemed these hedge transactions to be 100% effective and therefore has recognized no impact to net income in the current quarter.

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

As of June 30, 2004, the Company had net deferred tax assets of $716.6 million, which included a valuation allowance of $262.7 million related to certain state and local net operating loss carryforwards. The Company concluded, due to the sale of the broadband business and the historical and future projected earnings of the remaining businesses, that it will utilize future deductions and available net operating loss carryforwards prior to their expiration. The Company also concluded that it is unlikely that certain state tax net operating loss carryforwards would be realized based upon the analysis described above and therefore provided a valuation allowance. The effective income tax rate for the six months ended June 30, 2004 is 49%, which differs from the federal statutory rate due to state income taxes and certain non-deductible interest expense.

Recently Issued Accounting Standards — In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the new Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 is effective as of the first interim period

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

beginning after June 15, 2004. The Company plans to adopt FSP 106-2 in the third quarter of 2004 and expects the Act will reduce its annual non-cash postretirement health expense by approximately $1 million and reduce its accumulated postretirement benefit obligation by up to $12 million, assuming no plan design changes.

2. Sale of Broadband Assets

During 2003, certain of BRCOM subsidiaries sold substantially all of the operating assets of certain of BRCOM’s operating subsidiaries. The buyer paid a cash purchase price of $82.7 million of which $62.2 million was received in the second quarter of 2003 and the remaining $20.5 was received in the third quarter of 2003. The Company recorded a gain on sale of broadband assets of $336.7 million, which was comprised of $299.0 million recorded in the second quarter of 2003 and the remaining $37.7 was realized in the third quarter of 2003. The selling subsidiaries also received a 3% equity interest in the buyer. The following table summarizes the components of the gain on sale (dollars in millions):

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Not more than 30 days after July 1, 2004, the buyer will provide the BRCOM selling subsidiaries with a calculation of cash EBITDA (as defined in the Purchase Agreement) minus capital expenditures for the broadband business for the period from July 1, 2003 to July 1, 2004. If annual cash EBITDA minus capital expenditures for such period is negative $48.0 million or less, the BRCOM selling subsidiaries will pay to the buyers an amount equal to 35% of the difference between negative $48.0 million and the amount of annual cash EBITDA minus capital expenditures, provided that the obligation for such reimbursement will not exceed $10 million. The Company has recorded a $10.0 million liability related to this potential purchase price adjustment. On July 30, 2004, the Company received notice from the buyer contending that it is owed the full $10.0 million reimbursement. Under the purchase agreement, the Company has 30 days to respond, and is currently evaluating the buyer’s claim for reimbursement.

In addition, the Company entered into agreements with the buyer whereby the Company will continue to market the buyer’s broadband products to business customers and to purchase capacity on the buyer’s national network in order to sell long distance services under the CBAD brand to residential and business customers in the Greater Cincinnati and Dayton area markets. Due to the ongoing cash flows under these arrangements, the sale of substantially all the broadband assets did not meet the criteria for presentation as a discontinued operation under SFAS 144.

3. Restructuring Charges

December 2003 Restructuring Charge

In December 2003, the Company initiated a restructuring intended to reduce future operating expenses by approximately $9.1 million annually compared to 2003. The restructuring charge of $4.6 million related to employee separation benefits, all of which will be paid in cash. The plan included initiatives to reduce the workforce by 106 positions. The Local segment and the Hardware and Managed Services segment recorded expense of $4.5 million and $0.1 million, respectively. During the first quarter of 2004, the Local segment recorded an additional restructuring charge of $0.2 million. Total cash expenditures during the first six months of 2004 amounted to $2.0 million. The Company expects the restructuring to be complete during the third quarter of 2004.

The following table illustrates the activity in this reserve since inception:

			Balance			Balance		Balance
	Initial		December 31,			March 31,		June 30,
Type of costs (dollars in millions)	Charge	Utilizations	2003	Utilizations	Adjustments	2004	Utilizations	2004
Employee separations	$4.6	$(2.7)	$1.9	$(1.9)	$0.2	$0.2	$(0.1)	$0.1

Total	$4.6	$(2.7)	$1.9	$(1.9)	$0.2	$0.2	$(0.1)	$0.1

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the first quarter of 2002, the Company recorded additional restructuring charges of $16.5 million resulting from employee separation benefits of $1.0 million and costs to terminate contractual obligations of $15.5 million, which were actions contemplated in the original plan but for which an amount could not be reasonably estimated at that time. During the fourth quarter of 2002, a $1.0 million reversal was made to the restructuring reserve due to a change in estimate related to the termination of contractual obligations. During the third quarter of 2003, a $1.2 million reversal was made to the restructuring reserve to reduce contractual obligations as a result of the sale of the broadband business and was recorded as a component of the gain on sale of broadband assets. During the fourth quarter of 2003, a $4.1 million reversal was made to the restructuring reserve due to the settlement of certain obligations and a change in estimate related to the termination of contractual obligations. In total, the Company expects this restructuring plan to result in cash outlays of $89.4 million and non-cash items of $153.1 million. The Company completed the plan as of December 31, 2002, except for certain lease obligations, which are expected to continue through June 2015.

The restructuring costs include the cost of involuntary employee separation benefits, including severance, medical and other benefits, related to 863 employees across all areas of the Company. As of December 31, 2002, all employee separations had been completed which utilized reserves of $22.4 million, $17.6 million of which was paid in cash. Cash expenditures for termination of contractual obligations in the first six months of 2004 amounted to $2.2 million.

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

The following table illustrates the activity in this reserve from November of 2001 through June 30, 2004:

				Balance		Balance		Balance
				December 31,		March 31,		June 30,
Type of costs ($ in millions):	Initial Charge	Utilizations	Adjustments	2003	Utilizations	2004	Utilizations	2004
Employee separations	$21.4	$(22.4)	$1.0	$—	$—	$—	$—	$—
Terminate contractual obligations	62.5	(57.8)	9.1	13.8	(1.7)	12.1	(0.5)	11.6
Other exit costs	0.3	(0.4)	0.1	—	—	—	—	—

Total	$84.2	$(80.6)	$10.2	$13.8	$(1.7)	$12.1	$(0.5)	$11.6

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Debt

The Company’s debt consists of the following:

	June 30,	December 31,
(dollars in millions)	2004	2003
Current portion of long-term debt:
Credit facilities, current portion	$10.3	$5.3
Current maturities of capital lease obligations	5.3	5.3
Other short-term debt	1.3	2.7

Total current portion of long-term debt	$16.9	$13.3

Long-term debt, less current portion:
Credit facilities, net of current portion	$510.7	$603.1
7¼% Senior notes due 2023	50.0	50.0
Capital lease obligations, net of current portion	12.6	12.9
7¼% Senior notes due 2013	500.0	500.0
Various Cincinnati Bell Telephone notes	250.0	250.0
16% Senior subordinated discount notes	367.8	360.6
8 3/8% Senior subordinated notes due 2014 *	539.7	540.0

Total long-term debt, less current portion	2,230.8	2,316.6
Less unamortized discount	(38.1)	(42.1)

Total long-term debt, less current portion and net of unamortized discount	$2,192.7	$2,274.5

Total debt	$2,209.6	$2,287.8

* The face amount of these notes has been adjusted to mark hedged debt to fair value at June 30, 2004.

Credit Facilities

As of June 30, 2004, the Company’s credit facilities had a total capacity of $868.0 million, which consists of $396.8 million in revolving credit and $471.2 million in term loans that mature on March 1, 2006 and June 30, 2008, respectively.

The capacity of the revolving credit portion of the facilities, or $396.8 million, begins to amortize on March 30, 2005, when the first of four equal quarterly scheduled commitment reductions of approximately $30.8 million is due, resulting in $123.2 million in commitment reductions by the end of 2005. The remaining $273.5 million in capacity will fully amortize on the maturity date of March 1, 2006.

The capacity of the term portion of the facilities, or $471.2 million, is currently amortizing at 1% per annum, payable in quarterly installments of approximately $1.2 million, until the third quarter of 2007. At that point, approximately 24% of the remaining balance, or $114.2 million, will come due each quarter for four consecutive quarters ending on June 30, 2008. Since the amortization amounts noted above are a function of the capacity, the amounts referenced above will change if the Company were to make any future, permanent prepayments of term debt.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2004, the Company had drawn approximately $521.0 million from its credit facilities, and had outstanding letters of credit totaling $12.2 million, leaving $334.8 million in additional borrowing availability under its revolving credit facility. During the six month period ended June 30, 2004, the Company reduced the credit facilities balance by $87.5 million primarily with cash flows from operations.

The credit facilities require the Company to calculate and prepay an amount equal to 75% of excess cash flow (as defined in the credit facility agreement) on an annual basis on the 90th day following the end of each fiscal year. As of June 30, 2004, the Company estimated the excess cash flow amount to be prepaid in the first quarter of 2005 to be $5.6 million and has included this amount in the current portion of long-term debt. This estimated excess cash flow amount declined by $37.7 million during the second quarter of 2004 following two permanent prepayments of term debt totaling $50.0 million during the second quarter of 2004.

Refer to the Company’s 2003 Annual Report on Form 10-K for a more detailed description of the debt instruments listed above.

Debt Maturity Schedule

The following table summarizes the Company’s maturities of debt and minimum payments under capital leases for the five years subsequent to June 30, 2004, and thereafter:

	Long-Term	Capital	Total
(dollars in millions)	Debt	Leases	Debt
July 1, 2004 - June 30, 2005	$11.6	$5.3	$16.9
July 1, 2005 - June 30, 2006	74.5	3.1	77.6
July 1, 2006 - June 30, 2007	4.7	1.6	6.3
July 1, 2007 - June 30, 2008	451.3	0.6	451.9
July 1, 2008 - June 30, 2009	367.8	0.7	368.5
Thereafter	1,319.9	6.6	1,326.5

Total debt	2,229.8	17.9	2,247.7
Less unamortized discount	(38.1)	—	(38.1)

Total debt, net of discount	$2,191.7	$17.9	$2,209.6

5. Earnings Per Common Share

Basic earnings per common share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised or converted to common stock, but only to the extent that they are considered dilutive to the Company’s earnings. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for earnings from operations for the following periods:

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(dollars and shares in millions, except per common share amounts)	2004	2003	2004	2003
Numerator:
Income before cumulative effect of change in accounting principle	$14.9	$320.4	$25.8	$358.3
Preferred stock dividends	2.6	2.6	5.2	5.2

Numerator for basic EPS — income from operations applicable to common shareowners	12.3	317.8	20.6	353.1
Preferred stock dividends — convertible preferred stock	—	2.6	—	5.2
Interest expense, net of tax — convertible subordinated notes	—	11.5	—	19.9

Numerator for diluted EPS — income from operations applicable to common shareowners	$12.3	$331.9	$20.6	$378.2

Denominator:
Denominator for basic EPS — weighted average common shares outstanding	245.0	218.9	245.0	218.9
Potential dilution:
Convertible preferred stock	—	4.5	—	4.5
Convertible subordinated notes	—	17.4	—	16.8
Stock options and warrants	5.3	8.2	6.9	4.6
Stock-based compensation arrangements	0.1	0.1	0.1	0.1

Denominator for diluted EPS per common share	250.4	249.1	252.0	244.9

Basic EPS from operations	$0.05	$1.45	$0.08	$1.62

Diluted EPS from operations	$0.05	$1.33	$0.08	$1.55

The total number of potential additional shares outstanding relating to stock options and the Company’s 6¾% cumulative convertible preferred stock that were not included in the computation of diluted EPS because their effect would be anti-dilutive was approximately 28.5 million and 28.6 million for the three and six months ended June 30, 2004, respectively. The total number of potential additional shares outstanding relating to stock options that were not included in the computation of diluted EPS because their effect would be anti-dilutive was approximately 27.9 million and 28.5 million for the three and six months ended June 30, 2003, respectively.

6. Commitments and Contingencies

Commitments

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services, which remains in effect until June 30, 2008. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting, technical support and customer support services for the Company. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. During the second quarter of 2004, the Company and Convergys renegotiated the contract, which extended the contract through December 31, 2010, reduced prices for certain provided services by Convergys and reduced the Company’s annual commitment in 2004 and 2005 to $35.0 million from $45.0 million. Also, the contract renegotiation defines services included in the calculation of the contract minimum to exclude third party pass-through services, primarily consisting of paper and postage. During the calendar year 2003, the total amount of the third party pass-through items was $5.2 million. Beginning in 2006, the minimum commitment will be reduced 5% annually.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AT&T Wireless Services Inc. (“AWE”) maintains a 19.9% ownership in the Company’s Cincinnati Bell Wireless subsidiary, Cincinnati Bell Wireless LLC (“CBW”). CBW’s operating agreement currently provides that a five member committee govern the operations of CBW, with AWE having the right to appoint two representatives and the Company having the right to appoint three representatives. On or after December 31, 2006, or if at any time the member committee shall call for additional capital contributions (unless such capital calls have been approved by the representatives of AWE), and upon written demand from AWE, the Company is required to purchase at fair market value all of AWE’s interest in CBW for cash. Such sale shall be consummated not less than 30 and no more than 60 days following the determination of the fair market value of the AWE interest. The operating agreement includes other provisions including non-competition clauses between CBW and AWE. CBW and AWE are also parties to various commercial agreements including spectrum and roaming agreements.

On February 17, 2004, Cingular Wireless Corporation (“Cingular”) announced its intent to acquire AWE (the “Merger”). Cingular presently competes with CBW. In response to the proposed Merger, the Company entered into an agreement on August 4, 2004, with a subsidiary of Cingular and AWE whereby the parties will restructure the joint venture with CBW upon the consummation of the Merger. See Note 10 for a description of the agreement.

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

On December 1, 2003, lead plaintiffs filed their amended consolidated complaint on behalf of purchasers of the Company’s securities between January 17, 2001 and May 21, 2002, inclusive. This amended complaint contained a number of new allegations. Cincinnati Bell Inc. was added as a defendant in the amended filing. The Company’s motion to dismiss was filed on February 6, 2004. Plaintiffs filed their opposition to the Company’s motion to dismiss on April 15, 2004, and the Company filed its reply on June 1, 2004. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On October 22, 2003, a putative consolidated class action complaint was filed in the U.S. District Court for the Southern District of Ohio. The Company filed its motion to dismiss on February 6, 2004. Plaintiffs filed their opposition to the Company’s motion to dismiss on April 2, 2004, and the Company filed its reply on May 17, 2004. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

Off-Balance Sheet Arrangements

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

7. Pension and Postretirement Plans

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The actuarial expense calculation for the postretirement health plan is based on numerous assumptions, estimates and judgments including health care cost trend rates and cap-related cost sharing. Certain of the Company’s non-management labor contracts contain an annual dollar value cap for the purpose of determining postretirement health care contributions required from retirees. The Company has waived cost sharing in excess of the cap during the current contract period, but began collecting certain cost sharing payments from certain non-management retirees in 2004. The caps for certain contracts are set during each bargaining cycle in connection with the negotiation of the overall contract. In accordance with the provisions of Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), the Company accounts for non-management retiree health benefits in accordance with the terms of the current contract.

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans. Pension and postretirement benefit expense recorded in the Statement of Operations are as follows:

			Postretirement and
	Pension Benefits		Other Benefits
(dollars in millions) Three months ended June 30,	2004	2003	2004	2003
Service cost (benefits earned during the period)	1.9	$3.3	$0.5	$0.5
Interest cost on projected benefit obligation	6.6	7.6	4.1	3.7
Expected return on plan assets	(10.3)	(9.7)	(1.6)	(1.6)
Amortization of:	—	—	—	—
Transition (asset)/obligation	(0.4)	(0.6)	1.0	1.0
Prior service cost	0.8	0.9	0.9	0.3
Net gain (loss)	(0.2)	0.1	0.5	0.3

Pension and Postretirement (income) expense	$(1.6)	$1.6	$5.4	$4.2

			Postretirement and
	Pension Benefits		Other Benefits
(dollars in millions) Six months ended June 30,	2004	2003	2004	2003
Service cost (benefits earned during the period)	4.1	$6.6	$1.1	$1.0
Interest cost on projected benefit obligation	13.5	15.2	8.4	7.5
Expected return on plan assets	(20.7)	(19.4)	(3.2)	(3.3)
Amortization of:
Transition (asset)/obligation	(0.9)	(1.2)	2.1	2.1
Prior service cost	1.6	1.7	1.9	0.6
Net gain (loss)	(0.4)	0.2	1.0	0.6

Pension and Postretirement (income) expense	$(2.8)	$3.1	$11.3	$8.5

8. Business Segment Information

The Company is organized on the basis of products and services. The Company’s segments are strategic business units that offer distinct products and services and are aligned with specific subsidiaries of the

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company. The Company operates in five business segments, Local, Wireless, Hardware and Managed Services, Other and Broadband, as described below.

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

The Local segment provides local voice telephone service and data services, which include network access, data transport, and high-speed (DSL) and dial-up Internet access, to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. This market consists of approximately 2,400 square miles located within an approximate 25-mile radius of Cincinnati, Ohio. During 2004, the Company entered the Dayton, Ohio market. These services are provided by CBT.

The Wireless segment consist of the operations of the CBW subsidiary, a venture in which the Company owns 80.1% and AWE owns the remaining 19.9%. This segment provides advanced, digital voice and data communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas.

The Hardware and Managed Services segment is comprised of the operations of CBTS, an equipment and managed services subsidiary, which provides data center collocation, IT consulting, telecommunications equipment, computer hardware and related installation and maintenance. In March 2004, CBTS sold certain of its assets generally consisting of operating assets outside of the Greater Cincinnati, Ohio operating area for approximately $3.2 million in cash. During the second quarter of 2004, CBTS paid $1.3 million in working capital adjustments related to the sale.

The Other segment combines the operations of Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Complete Protection (“CBCP”) and Cincinnati Bell Public Communications Inc. (“Public”). CBAD resells long distance voice services and audio-conferencing, CBCP provides security hardware and monitoring for consumers and businesses, and Public provides public payphone services.

The Broadband segment previously provided data and voice communication services nationwide over approximately 18,700 route miles of fiber-optic transmission facilities. Broadband segment revenue was generated by broadband transport through private line and IRU agreements, Internet services utilizing technology based on Internet protocol (“IP”), and switched voice services provided to both wholesale and retail customers. In 2003, the Company sold substantially all of its broadband assets (refer to Note 2), which were reported in the Broadband segment.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment. The Company’s business segment information is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in millions)	2004	2003	2004	2003
Revenue
Local	$189.6	$194.5	$380.5	$389.1
Wireless	67.1	67.9	131.2	131.8
Hardware and managed services	28.1	39.6	62.5	77.4
Other	19.0	20.8	37.8	40.9
Broadband	—	147.0	—	332.4
Intersegment	(6.8)	(19.2)	(12.6)	(40.3)

Total Revenue	$297.0	$450.6	$599.4	$931.3

Intersegment Revenue
Local	$4.9	$9.1	$9.2	$18.4
Wireless	0.6	0.2	1.1	0.2
Hardware and managed services	1.2	1.3	2.1	2.2
Other	0.1	0.2	0.2	0.3
Broadband	—	8.4	—	19.2

Total Intersegment Revenue	$6.8	$19.2	$12.6	$40.3

Operating Income (Loss)
Local	$70.7	$73.2	$141.7	$141.5
Wireless	6.6	22.3	7.7	41.6
Hardware and managed services	3.3	4.4	6.3	8.3
Other	2.6	2.6	5.0	3.6
Broadband	0.3	303.0	1.4	312.2
Corporate	(3.1)	(10.4)	(8.9)	(12.9)

Total Operating Income	$80.4	$395.1	$153.2	$494.3

Capital Additions
Local	$21.8	$18.0	$41.1	$37.1
Wireless	12.1	14.0	15.5	16.1
Hardware and managed services	0.2	0.1	0.5	0.2
Other	3.9	0.2	4.2	0.4
Broadband	—	3.2	—	3.7

Total Capital Additions	$38.0	$35.5	$61.3	$57.5

Depreciation and Amortization
Local	$29.8	$31.1	$59.7	$62.3
Wireless	15.2	7.7	30.2	15.3
Hardware and managed services	0.2	0.2	0.4	0.3
Other	0.3	0.6	0.7	1.1
Broadband	—	—	—	1.9
Corporate	0.1	0.1	0.3	0.4

Total Depreciation and Amortization	$45.6	$39.7	$91.3	$81.3

Assets (at June 30, 2004 and December 31, 2003)
Local	$752.8	$771.9
Wireless	382.9	391.8
Hardware and managed services	43.6	44.9
Other	127.7	123.9
Broadband	469.7	477.4
Corporate and Eliminations	245.3	263.6

Total Assets	$2,022.0	$2,073.5

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Supplemental Guarantor Information

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

The following information sets forth the consolidating balance sheets of the Company as of June 30, 2004 and December 31, 2003, and the consolidating statements of operations and cash flows for the periods ended June 30, 2004 and 2003 of: (1) Cincinnati Bell Inc., the Parent Company and guarantor; (2) CBT, the issuer, and; (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations
(dollars in millions)

	For the three months ended June 30, 2004
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Revenue	$—	$189.6	$114.2	$(6.8)	$297.0
Operating costs and expenses	3.0	118.9	101.5	(6.8)	216.6

Operating income (loss)	(3.0)	70.7	12.7	—	80.4
Equity in earnings (loss) of subsidiaries	45.1	—	—	(45.1)	—
Interest expense and other financing costs	46.1	4.4	4.2	(4.2)	50.5
Other expense (income), net	(4.1)	—	1.1	4.2	1.2

Income (loss) before income taxes	0.1	66.3	7.4	(45.1)	28.7
Income tax expense (benefit)	(14.8)	25.7	2.9	—	13.8

Net income (loss)	14.9	40.6	4.5	(45.1)	14.9
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$12.3	$40.6	$4.5	$(45.1)	$12.3

	For the three months ended June 30, 2003
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Revenue	$—	$203.8	$265.7	$(18.9)	$450.6
Operating costs and expenses	197.5	127.8	(63.8)	(206.0)	55.5

Operating income (loss)	(197.5)	76.0	329.5	187.1	395.1
Equity in earnings (loss) of subsidiaries	480.7	—	—	(480.7)	—
Interest expense and other financing costs	52.3	5.2	25.4	(21.6)	61.3
Other expense (income), net	(10.0)	(0.1)	3.9	21.6	15.4

Income (loss) before income taxes	240.9	70.9	300.2	(293.6)	318.4
Income tax expense (benefit)	(79.5)	25.1	(14.1)	66.5	(2.0)

Net income (loss)	320.4	45.8	314.3	(360.1)	320.4
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$317.8	$45.8	$314.3	$(360.1)	$317.8

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Operations

(dollars in millions)

	For the six months ended June 30, 2004
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Revenue	$—	$380.5	$231.5	$(12.6)	$599.4
Operating costs and expenses	8.9	238.8	211.1	(12.6)	446.2

Operating income (loss)	(8.9)	141.7	20.4	—	153.2
Equity in earnings (loss) of subsidiaries	87.8	—	—	(87.8)	—
Interest expense	92.9	8.7	8.0	(8.2)	101.4
Other expense (income), net	(8.3)	0.1	1.2	8.2	1.2

Income (loss) before income taxes	(5.7)	132.9	11.2	(87.8)	50.6
Income tax expense (benefit)	(31.5)	51.9	4.4	—	24.8

Net income (loss)	25.8	81.0	6.8	(87.8)	25.8
Preferred stock dividends	5.2	—	—	—	5.2

Net income (loss) applicable to common shareowners	$20.6	$81.0	$6.8	$(87.8)	$20.6

	For the six months ended June 30, 2003
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Revenue	$—	$408.3	$562.9	$(39.9)	$931.3
Operating costs and expenses	199.9	260.7	203.3	(226.9)	437.0

Operating income (loss)	(199.9)	147.6	359.6	187.0	494.3
Equity in earnings (loss) of subsidiaries	544.4	—	—	(544.4)	—
Interest expense	88.6	10.5	48.4	(40.9)	106.6
Other expense (income), net	(17.2)	(0.7)	6.4	40.9	29.4

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	273.1	137.8	304.8	(357.4)	358.3
Income tax expense (benefit)	(85.2)	48.9	(30.2)	66.5	—

Income (loss) from continuing operations and cumulative effect of change in accounting principle	358.3	88.9	335.0	(423.9)	358.3
Cumulative effect of change in accounting principle, net of tax	85.9	86.3	(0.4)	(85.9)	85.9

Net income (loss)	444.2	175.2	334.6	(509.8)	444.2
Preferred stock dividends	5.2	—	—	—	5.2

Net income (loss) applicable to common shareowners	$439.0	$175.2	$334.6	$(509.8)	$439.0

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of June 30, 2004
Condensed Consolidating Balance Sheets	Parent		Other
(dollars in millions)	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$19.6	$1.8	$0.9	$—	$22.3
Receivables, net	2.0	68.9	61.8	—	132.7
Other current assets	9.1	46.3	30.9	36.3	122.6

Total current assets	30.7	117.0	93.6	36.3	277.6
Property, plant and equipment, net	1.0	624.5	244.4	—	869.9
Goodwill and other intangibles, net	—	—	84.7	—	84.7
Investments in and advances to subsidiaries	1,084.3	—	—	(1,084.3)	—
Other noncurrent assets	364.6	11.3	608.1	(194.2)	789.8

Total assets	$1,480.6	$752.8	$1,030.8	$(1,242.2)	$2,022.0

Current portion of long-term debt	$10.3	$5.3	$1.3	$—	$16.9
Accounts payable	0.3	36.2	34.3	—	70.8
Other current liabilities	103.4	66.2	70.7	(33.5)	206.8

Total current liabilities	114.0	107.7	106.3	(33.5)	294.5
Long-term debt, less current portion	1,930.6	262.1	—	—	2,192.7
Other noncurrent liabilities	92.2	97.1	85.1	(124.4)	150.0
Intercompany payables	—	29.2	557.9	(587.1)	—

Total liabilities	2,136.8	496.1	749.3	(745.0)	2,637.2
Minority interest	—	—	41.0	—	41.0
Shareowners’ equity (deficit)	(656.2)	256.7	240.5	(497.2)	(656.2)

Total liabilities and shareowners’ equity (deficit)	$1,480.6	$752.8	$1,030.8	$(1,242.2)	$2,022.0

	As of December 31, 2003
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$23.5	$1.7	$0.8	$—	$26.0
Receivables, net	0.1	78.6	61.8	—	140.5
Other current assets	3.6	47.5	42.8	(1.0)	92.9

Total current assets	27.2	127.8	105.4	(1.0)	259.4
Property, plant and equipment, net	1.2	642.9	254.7	—	898.8
Goodwill and other intangibles, net	—	—	88.1	—	88.1
Investments in and advances to subsidiaries	1,095.9	—	—	(1,095.9)	—
Other noncurrent assets	367.0	12.9	584.2	(136.9)	827.2

Total assets	$1,491.3	$783.6	$1,032.4	$(1,233.8)	$2,073.5

Current portion of long-term debt	$5.3	$5.3	$2.7	$—	$13.3
Accounts payable	0.6	38.3	25.6	—	64.5
Other current liabilities	73.5	80.4	87.2	(23.6)	217.5

Total current liabilities	79.4	124.0	115.5	(23.6)	295.3
Long-term debt, less current portion	2,012.1	262.4	—	—	2,274.5
Other noncurrent liabilities	79.2	99.9	78.6	(114.3)	143.4
Intercompany payables	—	28.8	456.7	(485.5)	—

Total liabilities	2,170.7	515.1	650.8	(623.4)	2,713.2
Minority interest	—	—	39.7	—	39.7
Shareowners’ equity (deficit)	(679.4)	268.5	341.9	(610.4)	(679.4)

Total liabilities and shareowners’ equity (deficit)	$1,491.3	$783.6	$1,032.4	$(1,233.8)	$2,073.5

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Cash Flows

(dollars in millions)

	For the six months ended June 30, 2004
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(12.4)	$122.3	$34.5	$—	$144.4

Capital expenditures	—	(41.2)	(20.1)	—	(61.3)
Other investing activities	—	1.5	1.9	—	3.4

Cash flows used in investing activities	—	(39.7)	(18.2)	—	(57.9)

Issuance of long-term debt	—	—	—	—	—
Capital contributions	99.5	(83.2)	(16.3)	—	—
Repayment of long-term debt	(87.5)	—	—	—	(87.5)
Short-term borrowings (repayments), net	(0.3)	(0.3)	—	—	(0.6)
Issuance of common shares — exercise of stock options	1.8	—	—	—	1.8
Other financing activities	(5.0)	1.1	—	—	(3.9)

Cash flows provided by (used in) financing activities	8.5	(82.4)	(16.3)	—	(90.2)

Increase (decrease) in cash and cash equivalents	(3.9)	0.2	—	—	(3.7)
Beginning cash and cash equivalents	23.5	1.7	0.8	—	26.0

Ending cash and cash equivalents	$19.6	$1.9	$0.8	$—	$22.3

	For the six months ended June 30, 2003
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$3.6	$124.6	$(4.7)	$—	$123.5

Capital expenditures	—	(37.2)	(20.3)	—	(57.5)
Proceeds from sale of broadband assets	—	—	62.2	—	62.2
Other investing activities	—	—	(0.5)	—	(0.5)

Cash Flows used in investing activities	—	(37.2)	41.4	—	4.2

Issuance of long-term debt	350.0	—	—	—	350.0
Capital contributions and other intercompany transactions	90.1	(86.5)	(3.6)	—	—
Repayment of long-term debt	(406.9)	—	(31.7)	—	(438.6)
Short-term borrowings (repayments), net	—	(1.1)	(1.6)	—	(2.7)
Issuance of common shares — exercise of stock options	1.3	—	—	—	1.3
Other financing activities	(52.5)	—	—	—	(52.5)

Cash Flows provided by (used in) financing activities	(18.0)	(87.6)	(36.9)	—	(142.5)

Increase (decrease) in cash and cash equivalents	(14.4)	(0.2)	(0.2)	—	(14.8)
Beginning cash and cash equivalents	38.6	2.6	3.7	—	44.9

Ending cash and cash equivalents	$24.2	$2.4	$3.5	$—	$30.1

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7 1/4% Senior Notes Due 2013 and 8 3/8% Senior Subordinated Notes

The 7 1/4% Senior Notes Due 2013 and 8 3/8% Senior Subordinated Notes was issued by the Parent Company and is guaranteed by the following subsidiaries of the Parent Company: Cincinnati Bell Public Communications Inc., ZoomTown.com Inc., Cincinnati Bell Complete Protection Inc., BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services Inc., Cincinnati Bell Wireless Company and Cincinnati Bell Wireless Holdings Inc. This debt is not guaranteed by other subsidiaries of the Parent Company. Each subsidiary guarantor is 100% owned directly and indirectly by the Parent Company and the guarantees are full and unconditional and joint and several. Substantially all of the Parent Company’s income and cash flow is generated by its subsidiaries. Generally, funds necessary to meet the Parent Company’s debt service obligations are provided by distributions or advances from its subsidiaries.

The following information sets forth the consolidating balance sheets of the Company as of June 30, 2004 and December 31, 2003, and the consolidating statements of operations and cash flows for the periods ended June 30, 2004 and 2003 of: (1) Cincinnati Bell Inc., the Parent Company and issuer; (2) the guarantor subsidiaries on a combined basis, and; (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations
(dollars in millions)

	For the three months ended June 30, 2004
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$33.7	$270.1	$(6.8)	$297.0
Operating costs and expenses	3.0	31.1	189.3	(6.8)	216.6

Operating income (loss)	(3.0)	2.6	80.8	—	80.4
Equity in earnings (loss) of subsidiaries	45.1	—	—	(45.1)	—
Interest expense and other financing costs	46.1	1.9	6.7	(4.2)	50.5
Other expense (income), net	(4.1)	1.2	(0.1)	4.2	1.2

Income (loss) before income taxes	0.1	(0.5)	74.2	(45.1)	28.7
Income tax expense (benefit)	(14.8)	(0.7)	29.3	—	13.8

Net income (loss)	14.9	0.2	44.9	(45.1)	14.9
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$12.3	$0.2	$44.9	$(45.1)	$12.3

	For the three months ended June 30, 2003
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$55.7	$413.8	$(18.9)	$450.6
Operating costs and expenses	197.5	51.6	12.4	(206.0)	55.5

Operating income (loss)	(197.5)	4.1	401.4	187.1	395.1
Equity in earnings (loss) of subsidiaries	480.7	—	—	(480.7)	—
Interest expense and other financing costs	52.3	1.1	29.5	(21.6)	61.3
Other expense (income), net	(10.0)	4.1	(0.3)	21.6	15.4

Income (loss) before income taxes and cumulative effect of change in accounting principle	240.9	(1.1)	372.2	(293.6)	318.4
Income tax expense (benefit)	(79.5)	4.7	6.3	66.5	(2.0)

Net income (loss)	320.4	(5.8)	365.9	(360.1)	320.4
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$317.8	$(5.8)	$365.9	$(360.1)	$317.8

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Operations
(dollars in millions)

	For the six months ended June 30, 2004
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$68.0	$544.0	$(12.6)	$599.4
Operating costs and expenses	8.9	63.3	386.6	(12.6)	446.2

Operating income (loss)	(8.9)	4.7	157.4	—	153.2
Equity in earnings (loss) of subsidiaries	87.8	—	—	(87.8)	—
Interest expense and other financing costs	92.9	3.7	13.0	(8.2)	101.4
Other expense (income), net	(8.3)	1.2	0.1	8.2	1.2

Income (loss) before income taxes	(5.7)	(0.2)	144.3	(87.8)	50.6
Income tax expense (benefit)	(31.5)	(3.1)	59.4	—	24.8

Net income (loss)	25.8	2.9	84.9	(87.8)	25.8
Preferred stock dividends	5.2	—	—	—	5.2

Net income (loss) applicable to common shareowners	$20.6	$2.9	$84.9	$(87.8)	$20.6

	For the six months ended June 30, 2003
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$114.1	$857.1	$(39.9)	$931.3
Operating costs and expenses	199.9	109.1	354.9	(226.9)	437.0

Operating income (loss)	(199.9)	5.0	502.2	187.0	494.3
Equity in earnings (loss) of subsidiaries	544.4	—	—	(544.4)	—
Interest expense and other financing costs	88.6	2.1	56.8	(40.9)	106.6
Other expense (income), net	(17.2)	7.6	(1.9)	40.9	29.4

Income (loss) before income taxes and cumulative effect of change in accounting principle	273.1	(4.7)	447.3	(357.4)	358.3
Income tax expense (benefit)	(85.2)	7.3	11.4	66.5	—

Income (loss) from continuing operations and cumulative effect of change in accounting principle	358.3	(12.0)	435.9	(423.9)	358.3
Cumulative effect of a change in accounting principle, net of tax	85.9	0.1	85.8	(85.9)	85.9

Net income (loss)	444.2	(11.9)	521.7	(509.8)	444.2
Preferred stock dividends	5.2	—	—	—	5.2

Net income (loss) applicable to common shareowners	$439.0	$(11.9)	$521.7	$(509.8)	$439.0

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Balance Sheets
(dollars in millions)

	As of June 30, 2004
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$19.6	$0.2	$2.5	$—	$22.3
Receivables, net	2.0	30.7	100.0	—	132.7
Other current assets	9.1	6.8	70.4	36.3	122.6

Total current assets	30.7	37.7	172.9	36.3	277.6
Property, plant and equipment, net	1.0	13.0	855.9	—	869.9
Goodwill and other intangibles, net	—	10.2	74.5	—	84.7
Investments in and advances to subsidiaries	1,084.3	253.4	—	(1,337.7)	—
Other noncurrent assets	364.6	128.3	491.1	(194.2)	789.8

Total assets	$1,480.6	$442.6	$1,594.4	$(1,495.6)	$2,022.0

Current portion of long-term debt	$10.3	$—	$6.6	$—	$16.9
Accounts payable	0.3	17.5	53.0	—	70.8
Other current liabilities	103.4	18.0	118.9	(33.5)	206.8

Total current liabilities	114.0	35.5	178.5	(33.5)	294.5
Long-term debt, less current portion	1,930.6	—	262.1	—	2,192.7
Other noncurrent liabilities	92.2	38.4	143.8	(124.4)	150.0
Intercompany payables	—	417.8	268.4	(686.2)	—

Total liabilities	2,136.8	491.7	852.8	(844.1)	2,637.2
Minority interest	—	1.3	39.7	—	41.0
Shareowners’ equity (deficit)	(656.2)	(50.4)	701.9	(651.5)	(656.2)

Total liabilities and shareowners’ equity (deficit)	$1,480.6	$442.6	$1,594.4	$(1,495.6)	$2,022.0

	As of December 31, 2003
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$23.5	$0.1	$2.4	$—	$26.0
Receivables, net	0.1	39.6	100.8	—	140.5
Other current assets	3.6	6.8	83.5	(1.0)	92.9

Total current assets	27.2	46.5	186.7	(1.0)	259.4
Property, plant and equipment, net	1.2	9.5	888.1	—	898.8
Goodwill and other intangibles, net	—	10.3	77.8	—	88.1
Investments in and advances to subsidiaries	1,095.9	276.1	40.0	(1,412.0)	—
Other noncurrent assets	367.0	127.4	469.7	(136.9)	827.2

Total assets	$1,491.3	$469.8	$1,662.3	$(1,549.9)	$2,073.5

Current portion of long-term debt	$5.3	$—	$8.0	$—	$13.3
Accounts payable	0.6	24.5	39.4	—	64.5
Other current liabilities	73.5	19.5	148.1	(23.6)	217.5

Total current liabilities	79.4	44.0	195.5	(23.6)	295.3
Long-term debt, less current portion	2,012.1	—	262.4	—	2,274.5
Other noncurrent liabilities	79.2	34.1	144.4	(114.3)	143.4
Intercompany payables	—	362.0	285.3	(647.3)	—

Total liabilities	2,170.7	440.1	887.6	(785.2)	2,713.2
Minority interest	—	—	39.7	—	39.7
Shareowners’ equity (deficit)	(679.4)	29.7	735.0	(764.7)	(679.4)

Total liabilities and shareowners’ equity (deficit)	$1,491.3	$469.8	$1,662.3	$(1,549.9)	$2,073.5

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Cash Flows
(dollars in millions)

	For the six months ended June 30, 2004
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(12.4)	$78.7	$78.1	$—	$144.4

Capital expenditures	—	(4.9)	(56.4)	—	(61.3)
Other investing activities	—	—	3.4	—	3.4

Cash flows provided by (used in) investing activities	—	(4.9)	(53.0)	—	(57.9)

Capital contributions	99.5	(73.7)	(25.8)	—	—
Repayment of long-term debt	(87.5)	—	—	—	(87.5)
Short-term borrowings (repayments), net	(0.3)	—	(0.3)	—	(0.6)
Issuance of common shares — exercise of stock options	1.8	—	—	—	1.8
Other financing activities	(5.0)	—	1.1	—	(3.9)

Cash flows provided by (used in) financing activities	8.5	(73.7)	(25.0)	—	(90.2)

Increase (decrease) in cash and cash equivalents	(3.9)	0.1	0.1	—	(3.7)
Beginning cash and cash equivalents	23.5	0.2	2.3	—	26.0

Ending cash and cash equivalents	$19.6	$0.3	$2.4	$—	$22.3

	For the six months ended June 30, 2003
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$3.6	$37.5	$82.4	$—	$123.5

Capital expenditures	—	(2.4)	(55.1)	—	(57.5)
Proceeds from sale of discontinued operations	—	—	62.2	—	62.2
Other investing activities	—	3.8	(4.3)	—	(0.5)

Cash flows provided by (used in) investing activities	—	1.4	2.8	—	4.2

Issuance of long-term debt	350.0	—	—	—	350.0
Capital contributions	90.1	(38.5)	(51.6)	—	—
Repayment of long-term debt	(406.9)	—	(31.7)	—	(438.6)
Short-term borrowings (repayments), net	—	—	(2.7)	—	(2.7)
Issuance of common shares — exercise of stock options	1.3	—	—	—	1.3
Other financing activities	(52.5)	—	—	—	(52.5)

Cash flows provided by (used in) financing activities	(18.0)	(38.5)	(86.0)	—	(142.5)

Increase (decrease) in cash and cash equivalents	(14.4)	0.4	(0.8)	—	(14.8)
Beginning cash and cash equivalents	38.6	—	6.3	—	44.9

Ending cash and cash equivalents	$24.2	$0.4	$5.5	$—	$30.1

10. Subsequent Event

On August 4, 2004, the Company entered into an agreement with a subsidiary of Cingular and AWE regarding changes to the existing CBW joint venture with AWE. These changes will be effective upon completion of Cingular’s Merger with AWE and resolve certain issues impacting the Company’s wireless operations that arise in connection with that transaction. Specifically, the Company receives a call option to purchase AWE’s current 19.9% minority interest in CBW for $83.0 million, effective September 30, 2005. Cingular receives a put option to sell the minority interest in CBW to the Company for $83.0 million effective September 30, 2005. Upon consummation of Cingular’s acquisition of AWE, CBW will waive the non-compete clause present in the current CBW operating agreement. In addition, the parties entered into new commercial agreements, including reciprocal roaming agreements, that provide for the continued operation of CBW.

The Company obtained all required consents and amendments from appropriate lenders and debt holders in order to enter into the agreement and consummate the transactions it contemplates.

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

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“the SEC”) under the Securities Exchange Act of 1934. These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy statements and other information about issuers, like the Company, which file electronically with the SEC. The address of this site is http://www.sec.gov.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The Company continually evaluates its estimates, including but not limited to, those related to revenue recognition, cost of providing service, bad debts, inventories and any related reserves, income taxes, fixed assets, goodwill, intangible assets, depreciation, restructuring, pensions, other postretirement benefits and contingencies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes its critical accounting policies impact the more significant judgments and estimates used in the preparation of its consolidated financial statements. Additionally, the Company’s senior management has discussed and reviewed the critical accounting policies and estimates with the Audit and Finance Committee. For a more detailed discussion of the application of these and other accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2003 Annual Report on Form 10-K.

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

buyer of an IRU terminated a contract prior to the contract expiration and released the Company from the obligation to provide future services, the remaining unamortized unearned revenue was recognized in the period in which the contract was terminated. Concurrent with the broadband asset sale, substantially all of the remaining IRU obligations were assumed by the buyer of the broadband assets.

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

During the fourth quarter of 2003, the Company revised the estimated economic useful life of its wireless TDMA network due to the implementation of and expected migration to its GSM/GPRS network. The Company shortened its estimate of the remaining economic useful life of its TDMA network to December 31, 2006. If the migration to GSM/GPRS technology occurs more rapidly than the Company’s current estimates and the existing TDMA network can not be effectively redeployed, the Company may be required to revise its estimate further or record an impairment charge related to its TDMA network.

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

Form 10-Q Part II	Cincinnati Bell Inc.

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

Pension and Postretirement Benefits – The Company calculates net periodic pension and postretirement expenses and liabilities on an actuarial basis under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) and Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits (“SFAS 112”). The key assumptions used in determining these calculations are disclosed in Note 15 of the Notes to Consolidated Financial Statements in the 2003 Annual Report on Form 10-K. The actuarial assumptions attempt to anticipate future events and are used in calculating the expenses and liabilities related to these plans.

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

Form 10-Q Part II	Cincinnati Bell Inc.

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

The actuarial expense calculation for the postretirement health plan is based on numerous assumptions, estimates and judgments including health care cost trend rates and cap-related cost sharing. Certain of the Company’s non-management labor contracts contain an annual dollar value cap for the purpose of determining postretirement health care contributions required from retirees. The Company has waived cost sharing in excess of the cap during the current contract period, but began collecting certain cost sharing payments from certain non-management retirees beginning in 2004. The caps for certain contracts are set during each bargaining cycle in connection with the negotiation of the overall contract. In accordance with the provisions of SFAS 106, the Company accounts for non-management retiree health benefits in accordance with the terms of each individual contract.

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the new Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 is effective as of the first interim period beginning after June 15, 2004. The Company plans to adopt FSP 106-2 in the third quarter of 2004 and expects the Act will reduce its annual non-cash postretirement health expense by approximately $1 million and reduce its accumulated postretirement benefit obligation by up to $12 million, assuming no plan design changes.

Results of Operations

The financial results for the three and six months ended June 30, 2004 and 2003 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations and Comprehensive Income on page 1 of this quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW

Revenue

Consolidated revenue totaled $297.0 million in the second quarter of 2004, which was $153.6 million, or 34%, less than the same quarter in 2003. For the six-month period ended June 30, 2004, revenue decreased $331.9

Form 10-Q Part II	Cincinnati Bell Inc.

million, or 36%, compared to the same period in 2003, from $931.3 million to $599.4 million. The primary reason for the revenue decline was the sale of substantially all the broadband assets. As a result of the sale, the Broadband segment no longer generated revenue, which represented a decrease of $147.0 and $332.4 million ($133.3 million and $302.1 million net of intercompany eliminations) in the second quarter and first six months of 2004, respectively, compared to the same periods in 2003. The Hardware and Managed Services segment revenues decreased $11.5 million and $14.9 million in the second quarter and first six months of 2004 primarily due to the sale of Cincinnati Bell Technology Solutions Inc.’s (“CBTS”) out-of-territory assets in the first quarter of 2004. Additionally, the Local segment revenue declined $4.9 million and $8.6 million during the second quarter and first six months of 2004 due to declining access lines, offset substantially by revenue growth from value-added services, DSL transport and dial-up Internet access.

Refer to Discussion of Operating Segment Results on page 32 of this Report on Form 10-Q for detailed discussion of revenue by segment.

Costs and Expenses

Cost of services and products totaled $117.6 million in the second quarter of 2004 and $243.3 million year-to-date in 2004 compared to $209.8 million and $428.7 million in the respective periods in 2003. These amounts represent decreases of $92.2 million, or 44%, for the quarter, and $185.4 million, or 43%, year-to-date. The Broadband segment contributed decreases of $96.7 million and $203.2 million ($85.6 million and $228.1 million net of intercompany eliminations) during the second quarter and first six months of 2004, respectively, as a result of the sale of substantially all of the broadband assets. The Hardware and Managed Services segment cost of services and products decreased $8.9 million in the quarter and $9.8 million year-to-date due primarily to the sale of the CBTS’ out-of-territory assets. Wireless cost of services and products increased by $6.6 million in the quarter and $14.2 year-to-date due primarily to increased handset costs. The Local and Other segments contributed decreases in cost of services and products of $3.7 million in the quarter and $9.3 million year-to-date.

Selling, general and administrative (“SG&A”) expenses of $53.6 million in the second quarter of 2004 decreased $55.9 million, or 51%, compared to the second quarter of 2003. For the six-month period ended June 30, 2004, SG&A expenses of $111.5 million decreased $118.7 million, or 52%, compared to the same period in 2003. The decrease in both periods was primarily due to the sale of substantially all the broadband assets in the second quarter of 2003. The SG&A decrease associated with the broadband assets sold was $49.7 million and $117.4 million during the second quarter and first six months of 2004, respectively. The decrease was partially offset by an increase in customer acquisition expenses in the Local and Wireless segments.

Depreciation expense increased by 14%, or $5.5 million, to $45.1 million in the second quarter of 2004 compared to $39.6 million in the second quarter of 2003. Year-to-date, depreciation expense increased to $90.3 million from $81.0 million, or 11%. The increase in both periods was primarily driven by additional depreciation related to a decrease in estimated economic useful lives of the TDMA network assets and depreciation related to the GSM/GPRS network launched in the fourth quarter of 2003.

Amortization expense of $0.5 million in the second quarter of 2004 and $1.0 million through the first six months of 2004 relates to roaming and trade name agreements in the Wireless segment. Amortization expense in the second quarter of 2004 increased by $0.4 million compared to the second quarter of 2003. For the first six months of 2004, amortization expense increased by $0.7 million compared to the same period in 2003. The increase in both periods is due to an increase in amortization of the TDMA roaming agreement, in conjunction with the above noted change in the estimated useful life of the TDMA network.

Form 10-Q Part II	Cincinnati Bell Inc.

During the second quarter of 2003, a $2.6 million reversal was recorded to the restructuring expense due to a settlement related to a contract termination and a $0.8 million reversal was recorded due to a change in estimate related to other terminations of contractual obligations.

The Broadband segment recorded a gain on sale of broadband assets of $299.0 million during the second quarter of 2003. The selling subsidiaries received a 3% interest in the buyer. A detailed discussion of the sale of the broadband business is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements.

As a result of the above, operating income decreased by $314.7 million, to $80.4 million in the second quarter of 2004 compared to $395.1 million in the second quarter of 2003. Operating income for the first six months of 2004 decreased by $341.1 million compared to the same period in 2003, or from $494.3 million to $153.2 million. The decreases in operating income were primarily due to the gain on sale of broadband assets recorded in the second quarter of 2003.

Minority interest expense of $1.2 million in the second quarter of 2004 and $1.3 million in the first six months of 2004 relates to the 19.9% minority interest of AT&T Wireless Services Inc. (“AWE”) in the net income of Cincinnati Bell Wireless LLC (“CBW”). Minority interest expense decreased $14.6 million and $28.6 million in the second quarter and first six months of 2004, respectively, compared to same prior year periods as a result of both the exchange of the 121/2% Junior Exchangeable Preferred Stock of BRCOM (the “121/2% Preferreds”) and a decline in the net income of CBW. The first six months of 2003 include $23.3 million related to the accrual of dividends and accretion on the 121/2% Preferreds which were exchanged for common stock of the Company in August 2003.

Interest expense of $50.5 million in the second quarter of 2004 decreased $10.8 million, or 18%, compared to $61.3 million recorded in the second quarter of 2003. For the first six months of 2004, interest expense and other financing cost decreased by $5.2 million, or 5%, to $101.4 million from $106.6 million in the same period of 2003. These decreases were due to a decline in interest expense resulting from a 10% reduction in outstanding indebtedness and a 2% average interest rate decrease on the Company’s credit facilities compared to June 30, 2003.

The Company had an income tax expense of $13.8 million in the second quarter of 2004 compared to a benefit of $2.0 million in the same period in 2003. For the first six months of 2004, the Company recorded $24.8 million of income tax expense compared to zero income tax expense during the first six months of 2003. The increase is primarily the result of the fourth quarter 2003 reversal of the Company’s deferred income tax valuation allowance due to the effective elimination of uncertainties related to the Broadband segment. The effective income tax rate for the six months ended June 30, 2004 is 49%, which differs from the federal statutory rate primarily due to certain non-deductible interest expense and state income taxes. The Company has substantial state and federal operating loss tax carryforwards. As a result, the Company expects to utilize these operating loss carryforwards such that the Company will make cash payments of less than $5 million related to income taxes in 2004.

As a result of the items previously discussed, income before cumulative effect of change in accounting principle decreased $305.5 million in the second quarter of 2004 to $14.9 million compared to $320.4 million in the second quarter of 2003 and decreased $332.5 million in the first six months of 2004 to $25.8 million compared to $358.3 million in the first six months of 2003. In addition, the corresponding diluted earnings per share totaled $0.05 and $0.08 in the second quarter and first six months of 2004, respectively, compared to diluted earnings per share of $1.33 and $1.55 in the respective prior year periods.

Effective January 1, 2003, the Company recorded a benefit of $85.9 million as a cumulative effect of a change in accounting principle, net of taxes, related to the adoption of SFAS 143. The benefit principally related to the estimated telephone plant removal costs previously included in accumulated depreciation, which were

Form 10-Q Part II	Cincinnati Bell Inc.

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

Local

The Local segment provides local voice telephone service and data services, such as network access, data transport, and high-speed (DSL) and dial-up Internet access, to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. The primary market consists of approximately 2,400 square miles located within an approximately 25-mile radius of Cincinnati, Ohio. During 2004, the Company entered the Dayton, Ohio market. These services are provided through CBT.

	(Unaudited)				(Unaudited)
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Revenue
Voice	$130.8	$134.4	$(3.6)	(3)%	$261.3	$270.2	$(8.9)	(3)%
Data	50.5	49.8	0.7	1%	100.8	98.4	2.4	2%
Other services	8.3	10.3	(2.0)	(19)%	18.4	20.5	(2.1)	(10)%

Total revenue	189.6	194.5	(4.9)	(3)%	380.5	389.1	(8.6)	(2)%
Operating Costs and Expenses:
Cost of services and products	55.8	58.5	(2.7)	(5)%	112.1	118.8	(6.7)	(6)%
Selling, general and administrative	33.3	31.7	1.6	5%	66.8	66.2	0.6	1%
Depreciation	29.8	31.1	(1.3)	(4)%	59.7	62.3	(2.6)	(4)%
Restructuring	—	—	—	n/m	0.2	—	0.2	100%
Asset impairments and other	—	—	—	n/m	—	0.3	(0.3)	(100)%

Total operating costs and expenses	118.9	121.3	(2.4)	(2)%	238.8	247.6	(8.8)	(4)%
Operating income	$70.7	$73.2	$(2.5)	(3)%	$141.7	$141.5	$0.2	—
Operating margin	37.3%	37.6%		+0pt	37.2%	36.4%		+1pt

Revenue

Local service revenue of $189.6 million during the second quarter of 2004 and $380.5 in the first six months of 2004 decreased 3%, or $4.9 million, and 2%, or $8.6 million, respectively, compared to the second quarter and first six months of 2003. Revenue declines from access line losses were partially offset by revenue growth from value-added services, DSL transport and dial-up Internet access.

Voice revenue, which includes local service, switched access, information services and value-added services revenues, of $130.8 million and $261.3 million in the second quarter and first six

Form 10-Q Part II	Cincinnati Bell Inc.

months of 2004 decreased 3% in both periods, or $3.6 million and $8.9 million, respectively, compared to the second quarter and first six months of 2003. Revenue decreased due to fewer access lines in service, which declined 2.1% from 1,000,000 at June 30, 2003 to 979,000 at June 30, 2004.

The Company’s “Super bundle”, Custom ConnectionsSM, added 31,000 subscribers in the first six months of 2004, bringing total “Super-bundle” subscribers to 102,400, growing 43% compared to December 31, 2003. The Company’s “Super-bundle”, offers local, long distance, wireless, DSL and the Company’s value-added service package, Complete Connections®, on a single bill at a price lower than the customer could buy all of the services individually. An aggressive marketing campaign, favorable bundled pricing associated within the Custom ConnectionsSM bundle, and increased market demand, has driven increased subscribers for the Company’s ZoomTown DSL offering. During the second quarter of 2004, DSL subscribers grew by 2,900, or 70% higher than the net activations during second quarter of 2003. In the first six months of 2004, the Company’s DSL subscribers grew by 17,900, 43% higher than the first six months of 2003 net activations, to 117,400 subscribers. As a result of this growth, total lines to the customer (defined as access lines plus DSL subscribers) as of June 30, 2004 increased by 9,000 compared to June 30, 2003. As of June 30, 2004, 88% of CBT’s access lines in its incumbent local exchange operating territory were loop-enabled for DSL transport with a penetration of approximately 14.9% of these access lines, up from 10.9% at June 30, 2003.

In March, 2004, the Company launched its bundled service offer in Dayton, Ohio, resulting in the acquisition of 7,800 access lines in the quarter, bringing its total access lines outside its incumbent local exchange operating territory service lines to 19,500, representing 2% of total access lines at June 30, 2004. Access lines in territory, declined by 9,300 in the quarter, and by 3.3% compared to June 30, 2003. Combined with the additions out-of-territory, total access lines declined by 2.1% compared to June 30, 2003.

Data revenue consists of data transport, high-speed Internet access (including DSL), dial-up Internet access, digital trunking and Local Area Network (“LAN”) interconnection services. Revenue in the second quarter of 2004 was $50.5 million, representing a $0.7 million, or 1%, increase compared to the second quarter of 2003. During the first six months of 2004, revenue increased 2%, or $2.4 million, compared to the first six months of 2003. The increases were due to the increase in DSL subscribers. This increase helped to increase Local segment in territory revenue per household (local revenue divided by average primary access lines) to $47.40 and $47.18 in the second quarter and first six months of 2004, respectively, compared to $46.46 and $46.28 in the second quarter and first six months of 2003.

Other services revenue of $8.3 million and $18.4 million during the second quarter and first six months of 2004 decreased $2.0 million and $2.1 million, respectively, compared to the second quarter and first six months of 2003. Other services revenue declines were substantially due to a decrease in wiring service revenue.

Costs and Expenses

Cost of services and products decreased $2.7 million, or 5%, to $55.8 million in second quarter of 2004 compared to the same period in 2003 and decreased $6.7 million, or 6%, in the first six months of 2004 compared to the same period in 2003. The decreases were primarily due to a decline in cost of goods sold and material costs of approximately $1.4 million and $4.2 million, respectively, related to lower material costs. Additionally, payroll and related expenses decreased by $1.2 million and $2.0 million, respectively, due to a 6% reduction in headcount and associated benefit costs, partially offset by normal wage increases.

SG&A expenses increased 5%, or $1.6 million, to $33.3 million in the second quarter of 2004 and 1%, or $0.6 million, in the first six months of 2004 compared to the same periods in 2003. The increases were substantially related to higher advertising expense related to the increase in DSL and Dayton local customer acquisitions. Additionally, during the second quarter of 2004 bad debt expense increased $1.5 million dollars due to a favorable bad debt adjustment related to a large account in the prior year quarter, which was not

Form 10-Q Part II	Cincinnati Bell Inc.

repeated. Year-to-date, bad debt expense decreased $2.3 million as a large account written off in the first quarter of 2003 more than offset the favorable impact of the bad debt adjustment in the second quarter of 2003.

Depreciation expense of $29.8 million decreased $1.3 million, or 4%, in the second quarter of 2004 and decreased $2.6 million, or 4%, in the first six months of 2004 compared to the same periods in 2003. A decrease in depreciable assets, reduced capital spending and revisions to depreciation rates contributed to the reduction in depreciation expense.

Operating Income

As a result of the above, operating income decreased $2.5 million, or 3%, to $70.7 million and operating margin remained nearly flat in the second quarter of 2004 compared to the same period in 2003. Operating income increased $0.2 million to $141.7 million and operating margin increased 1 point to 37% in the first six months of 2004 compared to the same period in 2003.

Form 10-Q Part I	Cincinnati Bell Inc.

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

	(Unaudited)				(Unaudited)
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Revenue
Service	$62.9	$64.9	$(2.0)	(3)%	$123.2	$125.8	$(2.6)	(2)%
Equipment	4.2	3.0	1.2	40%	8.0	6.0	2.0	33%

Total revenue	67.1	67.9	(0.8)	(1)%	131.2	131.8	(0.6)	—
Operating Costs and Expenses:
Cost of services and products	32.0	25.4	6.6	26%	65.4	51.2	14.2	28%
Selling, general and administrative	13.3	12.5	0.8	6%	25.5	23.7	1.8	8%
Depreciation	14.7	7.6	7.1	93%	29.2	15.1	14.1	93%
Amortization	0.5	0.1	0.4	n/m	1.0	0.2	0.8	n/m
Restructuring	—	—	—	n/m	—	—	—	n/m
Asset impairments and other charges	—	—	—	n/m	2.4	—	2.4	n/m

Total operating costs and expenses	60.5	45.6	14.9	33%	123.5	90.2	33.3	37%
Operating income	$6.6	$22.3	$(15.7)	(70)%	$7.7	$41.6	$(33.9)	(81)%
Operating margin	9.8%	32.8%		(23)pts	5.9%	31.6%		(26)pts
Operating metrics
Postpaid ARPU*	$55.71	$60.29	$(4.58)	(8)%	$54.47	$57.33	$(2.86)	(5)%
Prepaid ARPU*	$18.87	$20.07	$(1.20)	(6)%	$19.82	$20.61	$(0.79)	(4)%
Postpaid CPGA**	$411.0	$428.0	$(17.0)	(4)%	$411.0	$388.0	$23.0	6%
Prepaid CPGA**	$109.0	$57.0	$52.0	91%	$99.0	$53.0	$46.0	87%

*The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

**The Company has presented certain information regarding cost per gross addition (“CPGA”) because the Company believes CPGA provides a useful measure of the initial cost to add a wireless subscriber. CPGA is calculated by dividing the sum of sales and marketing expenses, handset subsidies included in cost of services and products (the amount by which handset costs exceed related revenue), less bad debt expense, by total gross subscriber acquisitions during the period.

Revenue

Wireless segment revenue decreased $0.8 million, or 1%, to $67.1 million during the second quarter of 2004 and decreased $0.6 million to $131.2 million during the first six months of 2004 compared to the same periods in 2003. An increase in equipment revenue primarily due to an increase in new service activations and existing customers purchasing new handsets to switch their service to the Company’s new GSM service offset

Form 10-Q Part II	Cincinnati Bell Inc.

declines in postpaid service revenue. Postpaid service revenue contributed approximately $1.9 million of the revenue decline during the second quarter of 2004 and $3.0 million during the first six months of 2004. Postpaid service revenue declines were due to customer migrations to lower priced service plans, which more than offset a 5% increase in subscribers compared to June 30, 2003. As a result, postpaid ARPU decreased to $55.71 in the second quarter of 2004 compared to $60.29 in the second quarter of 2003. Postpaid subscribers increased by 15,500 compared to June 30, 2003 to approximately 318,600. Prepaid service revenue decreased 1% during the second quarter and increased 2% during the first six months of 2004 compared to prior year periods. As of June 30, 2004 prepaid subscribers totaled approximately 176,000 bringing total wireless subscribers to approximately 495,000, or 14%, of the population in CBW’s licensed operating territory. In the second quarter of 2004, a 6% decline in prepaid ARPU compared to the second quarter of 2003 more than offset the impact of a 9% increase in subscribers whereas for the six month period the aforementioned subscriber increase more than offset the impact of a 4% decline in prepaid ARPU.

As mandated by the FCC, wireless local number portability (“WLNP”) became effective November 24, 2003, and allows a customer to retain the same phone number when the customer changes service providers within the same local area. Despite WLNP, average monthly postpaid customer churn remained relatively consistent at 1.95% and 1.89% for postpaid subscribers in the second quarter and first six months of 2004, respectively, compared to 1.82% in the comparable periods in 2003. Additionally, average monthly prepaid customer churn increased 5.05% and 5.37% in the second quarter and first six months of 2004, respectively, compared to 4.48% and 4.59%, respectively, in the comparable periods in 2003.

Costs and Expenses

Cost of services and products consists largely of the costs of equipment sales to both new and existing subscribers, network operation costs, incollect expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), operating taxes and customer service expenses. These cost and expenses increased $6.6 million, or 26%, to $32.0 million during second quarter of 2004 and increased $14.2 million, or 28%, to $65.4 million during the first six months of 2004 compared to the prior year periods. These increases were due primarily to a $5.0 million and $10.8 million increase in the cost of handsets, respectively. The increase was driven by the aforementioned increase in new service activations and an increase in handsets sold to existing subscribers including TDMA network subscribers migrating to the GSM network. In addition, network operating expense, driven by the launch of the GSM network, increased $0.7 million, or 11%, during second quarter of 2004 and $1.4 million, or 11%, for the first six months of 2004 versus comparable periods in 2003.

SG&A expenses primarily include certain customer acquisition expenses, including advertising, distribution and promotional expenses. These expenses increased by $0.8 million and $1.8 million in the second quarter and first six months of 2004, respectively, due to an increase in advertising of $1.3 million and $2.5 million, respectively, offset by $0.7 million and $1.1 million decrease in bad debt expense.

CPGA, a measure of the Company’s cost to acquire new customers, was $411 for the postpaid product for the second quarter of 2004, a $17, or 4%, decrease over the second quarter of 2003. Prepaid CPGA was $109 in the second quarter of 2004, a $52, or 91%, increase over the second quarter of 2003. The decrease in postpaid CPGA was primarily due to a larger number of new activations spreading fixed costs over a larger base. Increased handset subsidies partially offset the lower per unit fixed costs. Prepaid CPGA increased primarily as a result of post-sale promotions and higher handset costs including fewer new activations on used TDMA handsets.

CPGA was $411 for the postpaid product for the first six months of 2004, a $23, or 6%, increase over the first six months of 2003. Prepaid CPGA

Form 10-Q Part II	Cincinnati Bell Inc.

was $99 in 2004, a $46, or 87%, increase over the first six months of 2003. The increases in both prepaid and postpaid CPGA are due primarily to higher handset subsidies cost and advertising in the first six months of 2004 compared to the first six months of 2003. The increase in handset subsidies per gross addition was driven by an increase in handset upgrades by existing subscribers due to customer migrations to GSM handsets from TDMA handsets. These equipment sales increased handset subsidy costs, without a corresponding activation, driving CPGA higher.

Depreciation expense of $14.7 million increased $7.1 million, or 93%, in the second quarter of 2004 and increased $14.1 million, or 93%, in the first six months of 2004 compared to the same periods in 2003. The increases in both periods was a result of $5.3 million and $10.6 million in additional depreciation related to the change in estimated economic useful life of the TDMA network to December 31, 2006 and increased depreciation related to the GSM/GPRS network.

Wireless incurred a $2.4 million charge in the first six months of 2004 to write-down certain intangible assets versus no write-down in the prior year period.

Operating Income

As a result of the items discussed above, operating income decreased $15.7 million, or 70%, to $6.6 million and operating margin decreased 23 points to 10% in the second quarter of 2004 compared to the same period in 2003. Operating income decreased $33.9 million, or 81%, to $7.7 million and operating margin decreased 26 points to 6% in the first six months of 2004 compared to the same period in 2003. The Company entered into an agreement on August 4, 2004 with a subsidiary of Cingular and AWE whereby the parties will restructure the CBW joint venture (refer to “Commitments and Contingencies” on page 45 below for a description of the agreement).

HARDWARE AND MANAGED SERVICES

The Hardware and Managed Services segment is comprised of the operations within CBTS, an equipment and managed services subsidiary, which provides data center collocation, IT consulting, telecommunications equipment, computer hardware and related installation and maintenance. In March 2004, CBTS sold certain operating assets generally consisting of operating assets outside of the Greater Cincinnati, Ohio operating area for approximately $3.2 million in cash. During the second quarter of 2004, CBTS paid $1.3 million in working capital adjustments related to the sale. Subsequent to March 31, 2004 due to the sale of out-of-territory assets, the Company expects revenue for the segment to decline by approximately $15.0 million per quarter, which may be partially offset by hardware sales to the buyer of the purchased out-of-territory assets.

Form 10-Q Part II	Cincinnati Bell Inc.

	(Unaudited)				(Unaudited)
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Revenue
Hardware	$14.7	$21.6	$(6.9)	(32)%	$32.9	$41.8	$(8.9)	(21)%
Managed services	13.4	18.0	(4.6)	(26)%	29.6	35.6	(6.0)	(17)%

Total revenue	28.1	39.6	(11.5)	(29)%	62.5	77.4	(14.9)	(19)%

Operating Costs and Expenses:
Cost of services and products	21.3	30.2	(8.9)	(29)%	48.2	58.0	(9.8)	(17)%
Selling, general and administrative	3.3	6.0	(2.7)	(45)%	8.7	12.0	(3.3)	(28)%
Depreciation	0.2	0.2	—	—	0.4	0.3	0.1	33%
Asset impairments and other charges	—	—	—	—	(1.1)	—	(1.1)	—
Gain on sale of assets	—	(1.2)	1.2	(100)%	—	(1.2)	1.2	(100)%

Total operating costs and expenses	24.8	35.2	(10.4)	(30)%	56.2	69.1	(12.9)	(19)%

Operating income	3.3	4.4	(1.1)	(25)%	6.3	8.3	(2.0)	(24)%

Operating margin	11.7%	11.1%		+ 1 pt	10.1%	10.7%		(1) pt

Revenue

Hardware revenue of $14.7 million during the second quarter of 2004 and $32.9 million in the first six months of 2004 decreased 32%, or $6.9 million, and 21%, or $8.9 million, respectively compared to the second quarter of 2003 and the first six months of 2003. These decreases were primarily due to the sale of out-of-territory assets and competitive pricing pressure partially offset by hardware sales of approximately $4.0 million related to an agency agreement with the buyers of the out-of-territory assets.

Managed services revenue of $13.4 million during the second quarter of 2004 and $29.6 million in the first six months of 2004 decreased 26%, or $4.6 million, and 17%, or $6.0 million, respectively compared to the second quarter of 2003 and the first six months of 2003. The decreases were primarily due to the sale of out-of-territory assets, price reductions and customer attrition.

Costs and Expenses

Cost of services and products decreased $8.9 million, or 29%, to $21.3 million, in second quarter of 2004 compared to the same period in 2003 and decreased $9.8 million, to $48.2 million, in the first six months of 2004 compared to the same periods in 2003. The decrease in cost of services was primarily associated with the decrease in revenue discussed above.

SG&A expenses decreased 45%, or $2.7 million, to $3.3 million in the second quarter of 2004 and 28%, or $3.3 million, in the first six months of 2004 compared to the same periods in 2003. The decreases were due to lower payroll and related expenses of $2.3 million and $3.3 million, respectively, driven by lower headcount as a result of the sale of the out-of-territory assets.

In conjunction with the sale of the out-of-territory assets discussed above, the Hardware and Managed Services segment recorded a gain of $1.1 million during the first six months of 2004.

Form 10-Q Part II	Cincinnati Bell Inc.

Operating Income

As a result of above, the Hardware and Managed Services segment’s operating income decreased $1.1 million, or 25%, to $3.3 million in the second quarter of 2004 and decreased $2.0 million, or 24%, to $6.3 million in the first six months of 2004 compared to same prior year periods. Additionally, operating margin increased 1 point to 12% in the second quarter of 2004 and decreased less than 1 point to 10% in the first six months of 2004 compared to the same periods in 2003.

OTHER

The Other segment combines the operations of Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Complete Protection (“CBCP”) and Cincinnati Bell Public Communications Inc. (“Public”). CBAD resells long distance voice services and audio-conferencing, CBCP provides security hardware and monitoring for consumers and businesses, and Public provides public payphone services.

	(Unaudited)				(Unaudited)
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Revenue	$19.0	$20.8	$(1.8)	(9)%	$37.8	$40.9	$(3.1)	(8)%
Costs and Expenses:
Cost of services and products	12.9	13.9	(1.0)	(7)%	26.0	28.6	(2.6)	(9)%
Selling, general and administrative	3.2	3.7	(0.5)	(14)%	6.1	7.6	(1.5)	(20)%
Depreciation	0.3	0.6	(0.3)	(50)%	0.7	1.1	(0.4)	(36)%

Total costs and expenses	16.4	18.2	(1.8)	(10)%	32.8	37.3	(4.5)	(12)%
Operating income	$2.6	$2.6	$—	—	$5.0	$3.6	$1.4	39%
Operating margin	13.7%	12.5%		+1 pts	13.2%	8.8%		+4 pts

Revenue

Other segment revenue of $19.0 million in the second quarter of 2004 and $37.8 million year-to-date in 2004 were 9% and 8% decreases from the respective prior year periods.

CBAD’s revenue declined $1.3 million, or 8%, in the second quarter of 2004 and $2.6 million, or 8%, in the first six months of 2004 compared to the same periods in the prior year due to an 8% and 12% decline in minutes of use, which the Company believes is the result of further penetration of wireless plans that include free long distance. Price increases initiated in 2003 and 2004 have partially offset the decrease in usage for the first six months of 2004. CBAD had approximately 542,300 subscribed access lines as of June 30, 2004 in the Cincinnati and Dayton, Ohio operating areas, representing a decrease of 4,200 lines, or 1%, versus June 30, 2003, which the Company believes is primarily related to its access line loss in its Local segment. In spite of subscriber line decreases, the Company’s market share has increased as a function of the decline in the Local segment’s lines in service for which a long distance carrier has been chosen. CBAD’s residential and business market share increased in the first six months of 2004 to approximately 73% and 46%, respectively, from 70% and 45%, respectively, compared to June 30, 2003. CBCP’s revenue decreased $0.1 million to $1.6 million and Public revenue decreased $0.3 million, or 5%, to $5.8 million in the first six months of 2004 compared to the first six months of 2003 as payphone usage continued to decline as a result of further penetration of wireless communications.

Form 10-Q Part II	Cincinnati Bell Inc.

Costs and Expenses

Cost of services and products totaled $12.9 million in the second quarter of 2004 and $26.0 million year-to-date in 2004, representing a decrease of 7% and 9%, respectively, compared to the prior year periods. The decrease in cost of services was due primarily to decreased access charges at CBAD of $2.0 million and $3.8 million during the second quarter and first six months of 2004, respectively, related to the previously discussed decline in minutes of use. Access charges are expected to continue to decline in subsequent quarters due to lower access charges per long distance minute associated with Company’s installation of long distance switching equipment in June 2004 and the negotiation of lower wholesale long distance minute costs.

SG&A expenses decreased $0.5 million, or 14%, to $3.2 million and $1.5 million, or 20%, to $6.1 million in the second quarter and first six months of 2004 compared to the prior year periods. These decreases were primarily due to decreased bad debt expense and decreases in operating taxes due to refunds at CBAD.

Operating Income

As a result of the above, the Other segment reported operating income of $2.6 million in the second quarter of 2004, which was flat compared to the second quarter of 2003. Year-to-date, operating income of $5.0 million increased $1.4 million, or 39% compared to the first six months of 2003. Operating margin showed similar improvements, increasing four points from a margin of 9% in the first six months of 2003 to 13% in the first six months of 2004.

BROADBAND

During the second and third quarter of 2003, the Company completed the sale of substantially all of its broadband assets (Refer to Note 2 of Notes to the Condensed Consolidated Financial Statements). Subsequent to the sale, the Company retained certain obligations. During the second quarter and first six months of 2004, the Company extinguished approximately $5 million and $10 million of obligations related to the Broadband segment.

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

Form 10-Q Part II	Cincinnati Bell Inc.

	(Unaudited)				(Unaudited)
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Revenue
Broadband transport	—	72.1	(72.1)	(100)%	—	159.3	(159.3)	(100)%
Switched voice services	—	48.2	(48.2)	(100)%	—	111.9	(111.9)	(100)%
Data and Internet	—	26.5	(26.5)	(100)%	—	59.5	(59.5)	(100)%
Other services	—	0.2	(0.2)	(100)%	—	1.7	(1.7)	(100)%

Total revenue	—	147.0	(147.0)	(100)%	—	332.4	(332.4)	(100)%
Costs and Expenses:
Cost of services and products	—	96.7	(96.7)	(100)%	—	203.2	(203.2)	(100)%
Selling, general and administrative	(0.1)	49.6	(49.7)	(100)%	—	117.4	(117.4)	(100)%
Depreciation	—	—	—	—	—	1.9	(1.9)	(100)%
Restructuring	—	(3.4)	3.4	(100)%	—	(3.4)	3.4	(100)%
Asset impairments and other	(0.2)	0.1	(0.3)	n/m	(1.4)	0.1	(1.5)	n/m
Gain on sale of broadband assets	—	(299.0)	299.0	(100)%	—	(299.0)	299.0	(100)%

Total costs and expenses	(0.3)	(156.0)	155.7	(100)%	(1.4)	20.2	(21.6)	(107)%
Operating income	$0.3	$303.0	$(302.7)	(100)%	$1.4	$312.2	$(310.8)	(100)%
Operating margin	n/m	206.1%		n/m	n/m	93.9%		n/m

Revenue

Broadband segment revenue decreased 100% in the second quarter and first six months of 2004 compared to the same periods in 2003 due to the sale of substantially all of the Company’s broadband assets.

Costs and Expenses

Cost of services and products in the second quarter and first six months of 2003 primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers and costs incurred for network construction projects. In the second quarter and first six months of 2004, cost of services and products amounted to zero, a 100% decrease from the $96.7 million and $203.2 million incurred during the second quarter and first six months of 2003, respectively, due to the sale of substantially all of the Company’s broadband assets.

SG&A expenses decreased 100% in the second quarter and first six months of 2004 from $49.6 million and $117.4 million in the second quarter and first six months of 2003, respectively, due to the sale of substantially all of the Company’s broadband assets. During the second quarter and first six months of 2004, SG&A expenses primarily consisted of legal fees related to the retirement of the remaining liabilities and were largely offset from reimbursements from tax settlements.

During the first six months of 2004, the Broadband segment recorded $1.4 million of adjustments related to the reversal of previously recorded liabilities and proceeds from the sale of assets previously written off.

Financial Condition, Liquidity, and Capital Resources

Capital Investment, Resources and Liquidity

The Company’s local, wireless and DSL networks are capital intensive and require a certain level of investment for strategic expansion, incremental revenue-generating penetration of bundled services, cost and

Form 10-Q Part II	Cincinnati Bell Inc.

productivity improvements, technology enhancement initiatives and maintenance of the networks. The Company seeks to invest in its infrastructure in an amount that will provide for preservation of current revenue streams and provide for future growth and currently expects this level of investment to be in the range of 10% to 12% of revenue. The Company is also governed by debt covenants that specify a maximum level of capital investment in any given year. The Company believes that this maximum level of capital investment is sufficient to maintain its current revenue streams and provide for future growth.

Broadband Asset Sale

During 2003, certain of BRCOM subsidiaries sold substantially all of the operating assets of certain of BRCOM’s operating subsidiaries. The buyer paid a cash purchase price of $82.7 million of which $62.2 million was received in the second quarter of 2003 and the remaining $20.5 was received in the third quarter of 2003. The Company recorded a gain on sale of broadband assets of $336.7 million, which comprised of $299.0 million recorded in the second quarter of 2003 and the remaining $37.7 was realized in the third quarter of 2003. The selling subsidiaries also received a 3% equity interest in the buyer.

Not more than 30 days after July 1, 2004, the buyer will provide the BRCOM selling subsidiaries with a calculation of cash EBITDA (as defined in the asset purchase agreement) minus capital expenditures for the broadband business for the period from July 1, 2003 to July 1, 2004. If annual cash EBITDA minus capital expenditures for such period is negative $48.0 million or less, the BRCOM selling subsidiaries will pay to the buyers an amount equal to 35% of the difference between negative $48.0 million and the amount of annual cash EBITDA minus capital expenditures, provided that the obligation for such reimbursement will not exceed $10.0 million. The Company has recorded a $10.0 million liability related to this purchase price adjustment. On July 30, 2004, the Company received notice from the buyer contending that it is owed the full $10.0 million reimbursement. Under the purchase agreement, the Company has 30 days to respond, and is currently evaluating the buyer’s claim for reimbursement.

Credit Facilities

The Company has borrowing availability under the credit facilities and cash generated from operations that will provide sufficient liquidity for the foreseeable future. As a result of the issuance of the 16% notes, the 7 1/4% Senior notes due 2013, the 8 3/8% notes, and scheduled repayments, the amount available under its credit facilities was reduced from $1,825.0 million as of December 31, 2002 to $868.0 million as of June 30, 2004. The remaining capacity of its credit facilities as of June 30, 2004 consist of $396.8 million in revolving credit maturing on March 1, 2006, and having four equal quarterly scheduled commitment reductions during 2005 in an aggregate amount equal to $123.2 million, and $471.2 million in term loans, maturing 1% per annum, payable quarterly, until third quarter 2007 when approximately 24% of the remaining balance will come due each quarter for four consecutive quarters ending on June 30, 2008. As of June 30, 2004, the Company had drawn $521.0 million from its credit facilities, and had outstanding letters of credit totaling $12.2 million, leaving $334.8 million in additional borrowing availability under its revolving credit facility. During the second quarter 2004, the Company permanently prepaid $50.0 million of its term loans.

The terms of the 16% notes, the 7 1/4% Senior notes due 2013, the 8 3/8% notes and the credit facilities limit the Company’s ability to make future investments in or fund the operations of BRCOM and its subsidiaries. Specifically, the Company and its other subsidiaries may not make investments in or fund the operations of BRCOM and its subsidiaries beyond an aggregate amount of $118.0 million after October 1, 2002. As of June 30, 2004, the Company had the ability to invest an additional $63.3 million in BRCOM and its subsidiaries based on these provisions. The Company believes that its available liquidity is sufficient to meet BRCOM’s remaining obligations.

Interest rates charged on borrowings under the revolving and term credit facilities were 425 and 250 basis points above the London Interbank Offered Rate (“LIBOR”), respectively, or 5.86% and 4.11%, respectively,

Form 10-Q Part II	Cincinnati Bell Inc.

based on the LIBOR rate as of June 30, 2004. Based on the Company’s variable rate indebtedness as of June 30, 2004, if the Company’s credit facilities were fully drawn, a 1% increase in the average borrowing rate would result in approximately $8.7 million in annual incremental interest expense. The commitment fees applied to the unused amount of revolving credit facility borrowings are 62.5 basis points.

The Company is subject to financial covenants in association with the credit facilities. These financial covenants require that the Company maintain certain debt to EBITDA (as defined in the credit facility agreement), senior secured debt to EBITDA and interest coverage ratios as well as limit its capital expenditures. The facilities also contain certain covenants which, among other things, may restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. The Company has obtained all required consents and amendments from appropriate lenders and debt holders in order to enter into the agreement described in Note 10 to Condensed Consolidated Financial Statements and consummate the transactions it contemplates. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default and no additional borrowings under the credit facilities would be available until the default was waived or cured. The Company was in compliance with all covenants set forth in its credit facilities and the indentures governing its other debt as of June 30, 2004.

Subject to certain limited exceptions, borrowings under the credit facilities are required to be prepaid:

(1)	in an amount equal to 75% of excess cash flow (as defined in the credit facility agreement) calculated on an annual basis and is payable to the credit facility lenders on the 90th day following the end of each fiscal year. As of June 30, 2004, the Company estimated the excess cash flow amount required to be prepaid in the first quarter of 2005 to be $5.6 million and included this amount in the current portion of long-term debt;

(2)	in an amount equal to 100% of net cash proceeds of certain sales, leases, transfers or other dispositions of assets by the Company or its subsidiaries subject to reinvestment rights in certain cases;

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

Form 10-Q Part II	Cincinnati Bell Inc.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2004:

			Noncancelable	Unconditional
	Debt	Capital Leases	operating lease	purchase
(dollars in millions)	(excluding discount)	(excluding interest)	obligations	obligations*	Total
July 1, 2004 - June 30, 2005	$11.6	$5.3	$8.4	$52.0	$77.3
July 1, 2005 - June 30, 2006	74.5	3.1	9.9	33.3	120.8
July 1, 2006 - June 30, 2007	4.7	1.6	6.9	31.6	44.8
July 1, 2007 - June 30, 2008	451.3	0.6	7.1	30.0	489.0
July 1, 2008 - June 30, 2009	367.8	0.7	7.3	28.5	404.3
Thereafter	1,319.9	6.6	130.0	27.1	1,483.6

Total	$2,229.8	$17.9	$169.6	$202.5	$2,619.8

* Amount includes $3.3 million and $8.4 million of expected cash funding contributions to the pension trust and postretirement trust, respectively. These amounts are included in 2004 as the Company is obligated to make these cash funding contributions. The Company has not included obligations beyond 2004, as the amounts are not estimable.

Current maturities of long-term debt of $16.9 million at June 30, 2004 consisted of approximately $11.6 million in principal payments on debt consisting of $10.3 of long-term debt and $1.3 million of other current debt in addition to $5.3 million related to the current portion of capital leases. The Company expects to have the ability to meet its current debt obligations through cash flows generated by its operations.

AWE maintains a 19.9% ownership in the Company’s CBW subsidiary. Under the current terms of the related operating agreement, AWE has the right to require CBW to purchase its interest for a cash price equal to fair market value. Such right is exercisable beginning on December 31, 2006 and at any time thereafter, or if at any time there is a call for additional capital contributions that has not been approved by AWE. In response to the proposed acquisition (the “Merger”) of AWE by Cingular Wireless Corporation (“Cingular”) announced on February 17, 2004, the Company entered into an agreement on August 4, 2004 with a subsidiary of Cingular and AWE whereby the parties will restructure the CBW joint venture upon the consummation of the Merger (the “Agreement”). Specifically, under the Agreement, upon consummation of the Merger the Company will have a right to purchase AWE’s interest in CBW at a price of $85.0 million if purchased at any time prior to September 30, 2005, plus interest at an annual rate of 5%, compounded monthly, from the date of the Agreement. Thereafter, the Company may purchase the minority interest for $83.0 million, plus interest at an annual rate of 5%, compounded monthly, beginning on September 30, 2005. In addition, at any time beginning on September 30, 2005 (or earlier, if the member committee calls for additional capital contributions which call has not been approved by AWE), AWE has a right to require the Company to purchase its interest in CBW at the purchase price of $83.0 million, plus interest at an annual rate of 5%, compounded monthly, from September 30, 2005 if the purchase has not closed prior to such date.

Form 10-Q Part II	Cincinnati Bell Inc.

Other

As of the date of this filing, the Company maintains the following credit ratings:

			Fitch	Moody’s
Entity	Description	Standard and Poor’s	Rating Service	Investor Service
CBB	Corporate Credit Rating	B+	BB-	B1
CBT	Corporate Credit Rating	BB-	BB+	Ba2
CBB	Outlook	negative	stable	positive

The Company does not have any downgrade triggers that would accelerate the maturity dates of its debt or increase the interest rate on its debt.

Commitments and Contingencies

Commitments

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services, which remains in effect until June 30, 2008. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting, technical support and customer support services for the Company. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. During the second quarter of 2004, the Company and Convergys renegotiated the contract, which extended the contract through December 31, 2010, reduced prices for certain provided services by Convergys and reduced the Company’s annual commitment in 2004 and 2005 to $35.0 million from $45.0 million. Also, the contract renegotiation defines services included in the calculation of the contract minimum to exclude third party pass-through services, primarily consisting of paper and postage. During the calendar year 2003, the total amount of the third party pass-through items was $5.2 million. Beginning in 2006, the minimum commitment will be reduced 5% annually.

AWE maintains a 19.9% ownership in the CBW. The CBW operating agreement currently provides that a five member committee govern the operations of CBW, with AWE having the right to appoint two representatives and the Company having the right to appoint three representatives. On or after December 31, 2006, or if at any time the member committee shall call for additional capital contributions (unless such capital calls have been approved by the representatives of AWE), and upon written demand from AWE, the Company is required to purchase at fair market value all of AWE’s interest in CBW for cash. Such sale shall be consummated not less than 30 and no more than 60 days following the determination of the fair market value of the AWE interest. The operating agreement includes other provisions including non-competition clauses between CBW and AWE. CBW and AWE are also parties to various commercial agreements including spectrum and roaming agreements.

On February 17, 2004, Cingular announced its intent to acquire AWE. Cingular presently competes with CBW. In response to the proposed Merger, the Company entered into an agreement on August 4, 2004 with a subsidiary of Cingular and AWE whereby the parties will restructure the CBW joint venture upon the consummation of the Merger. Specifically, under the Agreement, upon consummation of the Merger the Company will have a right to purchase AWE’s interest in CBW at a price of $85.0 million if purchased at any time prior to September 30, 2005, plus interest at an annual rate of 5%, compounded monthly, from the date of the Agreement. Thereafter, the Company may purchase the minority interest for $83.0 million, plus interest at an annual rate of 5%, compounded monthly, beginning on September 30, 2005. In addition, at any time beginning on September 30, 2005 (or earlier, if the member committee calls for additional capital contributions which call has not been approved by AWE), AWE has a right to require the Company to purchase its interest in CBW at the purchase price of $83.0 million, plus interest at an annual rate of 5%, compounded monthly, from September 30, 2005 if the purchase has not closed prior to such date.

Form 10-Q Part II	Cincinnati Bell Inc.

Upon consummation of the Merger, the parties will also amend certain provisions of the CBW Operating Agreement to eliminate the non-competition restrictions, reduce the member committee to three persons, eliminate the right of AWE to appoint any members of the member committee, and limit the circumstances in which AWE will retain approval rights over the actions of CBW. In addition, upon consummation of the Merger, the parties will release various claims against each other and terminate various commercial and operating agreements and arrangements currently in place between AWE and CBW. The Agreement also prohibits AWE from selling its interest to a third party prior to the termination of the Merger, and if the Merger is consummated, from then until September 30, 2005, except for a tag-along right in the event of a sale by the Company of its interest in CBW, or in the event of a regulatory-required divestiture as part of the Merger. In the event of such a regulatory-required divestiture, the Company will have a right of first refusal to purchase the AWE interest. In the event the Company sells any interest in CBW within six months of the purchase of AWE’s interest, the Company will pay to AWE the difference between the sales price for each individual interest sold in that transaction and what it paid to AWE for each individual CBW Membership unit. The parties also agree to engage in discussions concerning a possible strategic transaction, but are under no obligation to enter into any such transactions.

The parties have also entered into new commercial roaming agreements, to be effective upon the Merger. These agreements include reciprocal roaming agreements between Cingular and CBW for both TDMA and GSM customers, and between AWE and CBW for the continued use by CBW of AWE’s 10 MHz A-Block Spectrum in Dayton through April 2007, and portions of AWE’s 10MHz of A-Block spectrum in Cincinnati through September 2005, in each case unless there is a change of control of CBW after the Merger. The new roaming agreements reduce rates for both CBW and Cingular compared to those in the existing agreements between CBW, AWE and Cingular. Both the TDMA and GSM agreements are for a five year term, except that Cingular may terminate in the event of a change in control of CBW, and either party may terminate the TDMA agreement after June 2006 in the event that the party would discontinue operation of its respective TDMA network. The Company expects that these rates will significantly reduce the Company’s roaming expenses, offsetting the possible loss of roaming revenue, so as to be substantially neutral to recurring operating income. In the second quarter of 2004, the Company recorded roaming revenue of $3 million and roaming expense of $8 million. Additionally, both CBW and Cingular have agreed within 90 days of consummation of the Merger to cease broadcasting the AWE TDMA Systems Operator Code (“SOC”) within Cincinnati and Dayton. CBW has broadcast this SOC in its operating territory since it began operations. Cingular may resume broadcasting the SOC 30 months after consummation of the Merger. At that time, CBW may have difficulties in continuing to operate its TDMA network as its customers may first roam on Cingular’s network rather than CBW’s network. CBW has announced its intention to fully migrate its subscriber base to GSM.

Upon consummation of the Merger, CBW will write-off certain intangible assets related to current roaming agreements and trademarks, which total approximately $8.0 million at June 30, 2004.

The Company has obtained all required waivers and amendments from its lenders and debt holders under its credit facilities and indentures in order to enter into the Agreement and consummate the transactions it contemplates.

Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

Form 10-Q Part II	Cincinnati Bell Inc.

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

On December 1, 2003, lead plaintiffs filed their amended consolidated complaint on behalf of purchasers of the Company’s securities between January 17, 2001 and May 21, 2002, inclusive. This amended complaint contained a number of new allegations. Cincinnati Bell Inc. was added as defendant in this amended filing. The Company’s motion to dismiss was filed on February 6, 2004. Plaintiffs filed their opposition to the Company’s motion to dismiss on April 15, 2004, and the Company filed its reply on June 1, 2004. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

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

Form 10-Q Part II	Cincinnati Bell Inc.

relevant Plan and by improperly continuing to make employer contributions to the Company stock fund within the relevant Plan.

On October 22, 2003, a putative consolidated class action complaint was filed in the U.S. District Court for the Southern District of Ohio. The Company filed its motion to dismiss on February 6, 2004. Plaintiffs filed their opposition to the Company’s motion to dismiss on April 2, 2004, and the Company filed its reply on May 17, 2004. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

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

The change in cash and cash equivalents is explained in the preceding discussion of capital investment, resources and liquidity or in the cash flow discussion below. The decrease in accounts receivable of $7.8 million was primarily the result of a decrease in revenue, improved collections and the sale of CBTS’ out-of-territory assets. The decrease of $28.9 million in net property, plant and equipment was primarily due to the sale of certain assets and depreciation expense of $45.1 million, offset by capital expenditures of only $61.3 million.

The decrease in long-term debt of $81.8 million was partially offset by an increase in short-term debt of $3.6 million; the remainder was repaid, utilizing cash generated by operations. Accounts payable increased $6.3 million, or 10%, primarily due an increase in capital spending and timing of vendor payments.

Cash Flow

For the first six months of 2004, cash provided by operating activities totaled $144.4 million, $20.9 million more than the $123.5 million provided by operating activities during the first six months of 2003. This increase is largely due to a reduction in cash used in operations and working capital needs resulting from the sale of substantially all of the broadband assets.

The Company’s investing activities included outflows for capital expenditures and inflows from the sale of equity investments and assets. Capital expenditures during the first six months of 2004 totaled $61.3 million, $3.8 million higher than the $57.5 million incurred during the first six months of 2003. In the first six months of 2003, the Company received $62.2 million from the sale of certain assets of its broadband business and $3.8 million from the sale of its entire equity investment in Terabeam, offset by $4.3 million in fees related to the sale of the BRCOM assets. In 2004, the Company received $1.9 million from the sale of certain assets of CBTS generally consisting of operating assets outside its current operating area.

During the first six months of 2004, the Company reduced its borrowings under its credit facilities by $87.5 million with cash provided by operating activities. During the first six months of 2003, the Company received $350.0 million of gross cash proceeds from the issuance of the 16% notes and borrowed $31.7 million directly from the revolving credit facility. The Company permanently prepaid $220 million in borrowings under its term and revolving credit facilities and made a $175 million payment under its revolving credit facility with

Form 10-Q Part II	Cincinnati Bell Inc.

the net cash proceeds from the 16% notes and cash provided by operations. Debt issuance costs totaled zero and $47.3 million in the first six months of 2004 and 2003, respectively, as no capital structure transaction took place in 2004.

Approximately $5.2 million in preferred stock dividends were paid during the first six months of 2004 and 2003.

As of June 30, 2004, the Company held $22.3 million in cash and cash equivalents. The Company’s primary sources of cash will be cash generated by operations and borrowings from the Company’s revolving credit facility. The primary uses of cash will be for funding the maintenance and strategic expansion of the local and wireless networks; interest and principal payments on the Company’s credit facilities, 16% notes, 7 1/4% Senior notes due 2013, 7 1/4% Senior notes due 2023, 8 3/8% notes, and CBT notes; dividends on the 6 3/4% cumulative convertible preferred stock; working capital; and the extinguishment of the remaining liabilities in the Company’s Broadband segment up to the maximum amount permitted under the terms of the 16% notes and Credit Agreement.

Regulatory Matters and Competitive Trends

Federal — The Telecommunications Act of 1996 (the “1996 Act”), including the rules subsequently adopted by the FCC to implement the 1996 Act, can be expected to impact CBT’s in-territory local exchange operations in the form of greater competition. The FCC’s rules have changed from time to time as a result of judicial review and further actions by the FCC and are expected to continue to change in the future. These changes can be expected to affect both CBT’s in-territory local exchange operations and its out-of-territory operations.

On June 15, 2004, a decision by the D.C. Circuit Court of Appeals vacated a number of FCC rulings made in connection with its Triennial Review. As a result, the Company’s out-of-territory operations may no longer be able to obtain certain network elements, such as mass market local switching and the so-called UNE-platform, from other incumbent telephone companies as unbundled network elements at TELRIC rates. Unless the decision is reversed or the FCC promulgates valid new rules reinstating these unbundled elements, the Company will have to negotiate commercial rates and terms for such items, which will likely make it more expensive to obtain services from other incumbents.

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

SBC Communications Inc. (“SBC”) is seeking increases in its rates for unbundled network elements in Ohio which would increase the cost to the Company to obtain certain inputs from SBC for its out-of-territory service offerings.

Effective July 1, 2004, CBT is subject to a Generic Alternative Regulation Plan (“Generic Alt Reg Plan”) in Ohio. The current Generic Alt Reg Plan gives CBT pricing flexibility in several competitive service categories in exchange for CBT’s commitment to freeze certain basic residential service rates during the term of the Generic Alt Reg Plan.

Form 10-Q Part II	Cincinnati Bell Inc.

BUSINESS OUTLOOK

There is substantial competition in the telecommunications industry. Competition may intensify due to the efforts of existing competitors to address difficult market conditions through reduced pricing, bundled offerings or otherwise, as well as a result of the entrance of new competitors and the development of new technologies, products and services. If the Company cannot continue to offer reliable, value-added services on a price competitive basis in any of its markets, it could be adversely impacted by competitive forces. In addition, if the Company does not keep pace with technological advances or fails to respond timely to changes in competitive factors in the industry, the Company could lose market share or experience a decline in revenue and profit margins.

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

CBT faces competition from other local exchange carriers, wireless service providers, interexchange carriers, cable and broadband and Internet service providers. The Company believes CBT will face greater competition as more competitors emerge and focus resources on the Greater Cincinnati operating area. In November 2003, Time Warner Cable filed an application with the Public Utilities Commission of Ohio to provide local and interexchange voice service in several market areas in Ohio, including Cincinnati. In June 2004, Time Warner began offering voice over internet protocol (“VoIP”) and long distance service in both Cincinnati and Dayton. In July 2004, both AT&T and Verizon began offering voice over internet protocol (“VoIP”) and long distance service in other areas of the country as well as in Cincinnati and Dayton. Also, in July 2004, the local gas and electric supplier began offering high-speed Internet access over electrical lines to customers in limited neighborhoods of CBT’s operating area.

CBW is one of six active wireless service providers in the Cincinnati and Dayton, Ohio metropolitan market areas, including Cingular, Sprint PCS, T-Mobile, Verizon and Nextel, all of which are nationally known and well funded. The Company anticipates that continued competition will likely continue to cause the market prices for wireless products and services to decline in the future. CBW’s ability to compete will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Furthermore, as evidenced by AWE’s announcement that it has agreed to be acquired by Cingular, there has been a trend in the wireless communications industry towards consolidation through joint ventures, reorganizations and acquisitions. The Company expects this consolidation to lead to larger competitors with greater resources and more service offerings than CBW. On August 4, 2004, the Company entered into an agreement with Cingular which restructures the CBW joint venture and which, among other things, allows Cingular and CBW to compete against one another in the Cincinnati and Dayton markets. However, CBW’s implementation of GSM/GPRS should improve the Company’s ability to compete by selling new products such as advanced data services, lower incremental capital expenditures per subscriber, and minimize additional investment in the legacy TDMA network.

The CBTS subsidiary competes against numerous other information technology consulting, computer system integration and managed-service providers, many of which are larger, national in scope and better financed.

The Company’s other subsidiaries operate in a largely local or regional area, and each of these subsidiaries faces significant competition. CBAD’s competitors include resellers, competitive local exchange providers and large national long distance carriers such as AT&T Corp., MCI and Sprint Corporation, in addition to emerging VoIP providers and cable companies offering voice services. Public competes with several other public payphone providers, some of which are national in scope and offer lower prices for coin-based local

Form 10-Q Part II	Cincinnati Bell Inc.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate fluctuations. To manage its exposure to interest rate fluctuations, the Company uses a combination of variable rate short-term and fixed rate long-term financial instruments. Because the Company is exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from its facility and changes in current rates compared to that of its fixed rate debt, the Company sometimes employs derivative financial instruments to manage its exposure to these fluctuations and its total interest expense over time. The Company does not hold or issue derivative financial instruments for trading purposes or enter into transactions for speculative purposes.

Interest rate swap agreements, a particular type of derivative financial instrument, involve the exchange of fixed and variable rate interest payments between the Company and its counterparty in the transactions and do not represent an actual exchange of the notional amounts between the parties. Because the notional amounts are not exchanged, the notional amounts of these agreements are not indicative of the Company’s exposure resulting from these derivatives. The amounts to be exchanged between the parties are primarily the net result of the fixed and floating rate percentages to be charged on the swap’s notional amount. In accordance with Statement of Financial Accounting Standard SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), interest rate differentials associated with the Company’s interest rate swaps are recorded as an adjustment to interest payable or receivable with the offset to interest expense over the life of the swap. In June 2004, the Company entered into a series of interest rate swaps with total notional amounts of $100 million that qualify for fair value hedge accounting and expire in January 2014. The interest rate swaps hedge a portion of the 8 3/8% senior subordinated notes due 2014 and are marked to market at each balance sheet period. Fair value hedges are hedges that eliminate the risk of changes in the fair value of underlying assets and liabilities. The Company had deemed these hedge transactions to be 100% effective and therefore has recognized no impact to net income in the current quarter.

Potential nonperformance by counterparties to the swap agreements exposes the Company to a certain amount of credit risk due to the possibility of counterparty default. Because the Company’s only counterparties in these transactions are financial institutions that are at least investment grade, it believes the risk of counterparty default is minimal.

Interest Rate Risk Management – The Company’s objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings, cash flows, fair market value of certain assets and liabilities and to lower its overall borrowing costs.

Item 4. Controls and Procedures

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2004 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the

Form 10-Q Part II	Cincinnati Bell Inc.

Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses were identified in the evaluation.

Subsequent to the May 10, 2004 original filing date of the Form 10-Q for the quarter ended March 31, 2004 and in connection with the corrected amounts disclosed in Note 1 of the Notes to Condensed Consolidated Financial Statements of the Form 10Q-A filed on June 28, 2004, the Company identified a deficiency in the manner in which a modification was made to a footnote disclosure after final approval and sign-offs had been obtained from senior management. In response, the Company has strengthened the review and approval process, the timely communication of reporting issues identified and the adherence to existing policies and procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is included in Note 6 of the Notes to the Condensed Consolidated Financial Statements on page 12 of this quarterly report.

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

Item 5. Other Information

By letter dated June 17, 2004, the SEC notified the Company that it is conducting an informal investigation relating to the method used by certain telecommunications companies in calculating the number of customers and/or subscribers and access lines. In connection with that investigation, the SEC asked the Company to voluntarily provide information relating to how it calculates the number of its customers and/or subscribers and access lines. The Company is cooperating with the investigation and on July 19, 2004, the Company voluntarily submitted its response to the SEC’s request.

By letter dated July 23, 2004, the FCC requested that CBT review all previously submitted Automated Reporting Management Information System (“ARMIS”) data for 2003. Upon completion of that review, CBT

Form 10-Q Part II	Cincinnati Bell Inc.

is requested to either affirm its previously submitted ARMIS data, or file any necessary revisions with detailed explanations. CBT is cooperating with this FCC request, and will submit its response as requested by August 13, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit
Number	DESCRIPTION
(3.1)(a)	Amended Articles of Incorporation of Cincinnati Bell (Exhibit (3.1)(a) to Form S-4 dated July 17, 2003, File No. 1-8519).

(3.1)(b)	Amended Regulations of Cincinnati Bell (Exhibit (3.2) to Registration Statement No. 2-96054).

(4)(b)(i)	Rights Agreement dated as of April 29, 1997, between Broadwing and The Fifth Third Bank which includes the form of Certificate of Amendment to the Amended Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (Exhibit 4.1 to Broadwing’s Registration Statement on Form 8-A filed on May 1, 1997).

(4)(b)(ii)	Amendment No. 1 to the Rights Agreement dated as of July 20, 1999, between the Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 1 of Broadwing’s Registration Statement on Form 8-A filed on August 6, 1999).

(4)(b)(iii)	Amendment No. 2 to the Rights Agreement dated as of November 2, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 2 of Broadwing’s Registration Statement on Form 8-A filed on November 8, 1999).

(4)(b)(iv)	Amendment No. 3 to the Rights Agreement dated as of June 10, 2002, between Broadwing and The Fifth Third Bank. (Exhibit 1 to Amendment No. 3 of Broadwing’s Registration Statement on Form 8-A filed on July 2, 2002).

(4)(c)(i)	Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023. (Exhibit 4-A to Form 8-K, date of report July 12, 1993, File No. 1-8519).

(4)(c)(ii)	Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report October 27, 1993, File No. 1-8519).

(4)(c)(iii)	Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New

Form 10-Q Part II	Cincinnati Bell Inc.

Exhibit
Number	DESCRIPTION
York, as Trustee. (Exhibit 4-A to Form 8-K, date of report November 30, 1998, File No. 1-8519).

(4)(c)(vi)(1)	Indenture dated as of March 26, 2003, by and among Broadwing Inc., as Issuer, Cincinnati Bell Public Communications Inc., ZoomTown.com Inc, Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services Inc., Broadwing Financial LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless Holdings LLC and Broadwing Holdings Inc. as Guarantors, and The Bank of New York, as trustee, in connection with $350,000,000 of Broadwing Inc. Senior Subordinated Discount Notes Due 2009. (Exhibit (4)(c)(vi) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)(2)	First Supplemental Indenture dated as of October 30, 2003 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the guarantors party thereto, and the Bank of New York, as trustee, governing the Senior Subordinated Discount Notes due 2009 (Exhibit (4)(c)(vi) (2) to Form 10-Q for the nine months ended September 30, 2003, File No. 1-8519).

(4)(c)(vi)(3)+	Second Supplemental Indenture dated as of March 12, 2004 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the guarantors party thereto, and the Bank of New York, as trustee, governing the Senior Subordinated Discount Notes due 2009 (filed herewith).

(4)(c)(vi)(4)+	Third Supplemental Indenture dated as of August 4, 2004 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the guarantors party thereto, and the Bank of New York, as trustee, governing the Senior Subordinated Discount Notes due 2009 (filed herewith).

(4)(c)(vii)	Warrant Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(vii) to Form 10-K for 2002, File No. 1-8519) (Exhibit (4)(c)(vii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(viii)	Exchange and Registration Rights Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(viii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(ix)	Equity Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(ix) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(x)(1)	Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(1) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(x)(2)	First Amendment to Purchase Agreement, dated as of December 9, 2002 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II

Form 10-Q Part II	Cincinnati Bell Inc.

Exhibit
Number	DESCRIPTION
Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(2) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(x)(3)	Amendment to Purchase Agreement, dated as of April 30, 2004 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(3) to Form 10-Q for the Quarter ended March 31, 2004, File No. 1-8519).

(4)(c)(xi)	Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Pell Public Communications Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Telecommunications Services Inc., and ZoomTown.com Inc., as Guarantors, and the Bank of New York, as Trustee, in connection with Cincinnati Bell 7 1/4% Senior Notes due 2013 (Exhibit (4)(c)(xi) on Form S-4 dated July 17, 2003, File No. 1-8519).

(4)(c)(xii)	Indenture dated as of November 19, 2003, by and among Cincinnati Bell Inc., as Issuer, BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Bell Public Communications Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Telecommunications Services Inc. and ZoomTown.com Inc., as Guarantors, and The Bank of New York, as Trustee, in connection with Cincinnati Bell 8 3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit (4)(c)(xiii) to Registration Statement No. 333-110940).

(4)(c)(xii)	No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(i)(1.1)	Third Amendment and Restatement of the Credit Agreement dated as of November 17, 2003, among Cincinnati Bell Inc. (f/k/a Broadwing Inc.), and BCSI Inc. (f/k/a Broadwing Communications Services Inc.), as the Borrowers, the Initial Lenders, the Initial Issuing Banks and the Swing Line Banks named therein, Bank of America, N.A., as syndication agent, Citicorp USA, Inc., as administrative agent, Credit Suisse First Boston and the Bank of New York, as co-documentation agents, PNC Bank, N.A. and collectively with Credit Suisse First Boston and the Bank of New York, the co-arrangers, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers and Banc of America Securities LLC, Credit Suisse First Boston, acting through its Cayman Islands branch, and Goldman Sachs Credit Partners L.P., as joint lead arrangers and joint bookrunning managers for the Term D Facility (Exhibit (10)(i)(1) on Form S-4 dated December 10, 2003, File No. 1-8519).

(10)(i)(1.2)	Amendment and Waiver to the Credit Agreement dated as of March 19, 2004 by and among Cincinnati Bell Inc. and BCSI Inc. and the lender parties thereto (Exhibit (10)(i)(1.2) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

Form 10-Q Part II	Cincinnati Bell Inc.

Exhibit
Number	DESCRIPTION
(10)(i)(1.3)+	Second Amendment and Waiver to the Credit Agreement dated as of July 26, 2004 by and among Cincinnati Bell Inc. and BCSI Inc. and the lender parties thereto (filed herewith).

(10)(i)(2)	Asset Purchase Agreement by and among Broadwing Inc., Cincinnati Bell Directory Inc. and CBD Media, Inc. dated as of February 4, 2002. (Exhibit (10)(i)(2) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(i)(3)	Asset Purchase Agreement between Broadwing Communications Services Inc. and other seller parties thereto and CIII Communications dated as of February 22, 2003. (Exhibit (99)(i) to Form 8-K, filed on February 28, 2003, File No. 1-8519).

(10)(i)(3.1)	Amendment No. 1 to the Asset Purchase Agreement dated June 6, 2003 (Exhibit (99)(i) to Form 8-K, filed on June 13, 2003, File No. V1-8519).

(10)(i)(3.2)	Letter Agreement Amendment to the Asset Purchase Agreement (Exhibit (10)(i)(A)(3)(iii) to Form S-4, filed on June 23, 2003, File No. 1-8519).

(10)(i)(4)	Operating Agreement, dated December 31, 1998 between AT&T Wireless PCS Inc. and Cincinnati Bell Wireless Company LLC (Exhibit (10)(i)(4) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(i)(4.1)	Agreement and Amendment No. 1 to Operating Agreement, dated October 16, 2003 between AT&T Wireless PCS LLC and Cincinnati Bell Wireless Company LLC (Exhibit (10)(i)(4.1) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(i)(4.2)	Agreement and Amendment No. 2 to Operating Agreement, dated August 4, 2004 between AT&T Wireless PCS LLC, AT&T Wireless Services, Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Inc., and Cingular Wireless LLC [(Exhibit 10.1 to Form 8-K, date of report August 4, 2004, File No. 1-8519)].

(10)(iii)(A)(1)*	Short Term Incentive Plan of Broadwing Inc., as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(2)*	Broadwing Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective July 24, 2002. (Exhibit (10)(iii)(A)(2) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(3)(i)*	Broadwing Inc. Pension Program, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(3)(ii)*	Cincinnati Bell Pension Program, as amended and restated effective March 3, 1997. (Exhibit (10)(iii)(A)(3)(ii) to Form 10-K for 1997, File No. 1-8519).

(10)(iii)(A)(4)*	Broadwing Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

Form 10-Q Part II	Cincinnati Bell Inc.

Exhibit
Number	DESCRIPTION
(10)(iii)(A)(5)*	Broadwing Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(6)*	Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective January 1, 2001. (Exhibit (10)(iii)(A)(6) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(7)*	Cincinnati Bell Inc. 1989 Stock Option Plan. (Exhibit (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(8)*	Employment Agreement effective December 4, 2001 between the Company and Michael W. Callaghan. (Exhibit (10)(iii)(A)(10) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(iii)(A)(8.1)*	Amendment to Employment Agreement effective February 3, 2003 between the Company and Michael W. Callaghan. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, date of report February 3, 2002, File No. 1-8519).

(10)(iii)(A)(8.2)*	Amendment to Employment Agreement effective October 22, 2003 between the Company and Michael W. Callaghan. (Original Amendment to Employment Agreement filed as Exhibit (10)(iii)(A)(9.2) to Form S-4, date of report December 10, 2003, File No. 1-8519).

(10)(iii)(A)(9)*	VEmployment Agreement effective January 1, 1999, between Broadwing and John F. Cassidy (incorporated by reference to Exhibit (10)(iii)(A)(11.1) to Form 10-Q for the three months ended September 30, 2002, File No. 1-8519).

(10)(iii)(A)(10)*	Employment Agreement effective January 8, 2004 between the Company and Christopher J. Wilson (Exhibit (10)(iii)(A)(13) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(11)*	Employment Agreement effective June 26, 2000 between the Company and Brian G. Keating (Exhibit (10)(iii)(A)(14) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(12)	Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K(Exhibit (10)(iii)(A)(15) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).
(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 10-Q Part II	Cincinnati Bell Inc.

+	Filed herewith.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

The Company’s reports on Form 10-K, 10-Q, and 8-K are available free of charge at the following website: http://www.cincinnatibell.com. The Company will furnish any other exhibit at cost.

(b)	Reports on Form 8-K

Form 8-K, date of report April 2, 2004, reporting the Company announced to investors inviting them to attend an Investor Meeting hosted by Cincinnati Bell President and CEO Jack Cassidy and CFO Brian Ross on April 15, 2004.

Form 8-K, date of report April 15, 2004, reporting Cincinnati Bell President and CEO Jack Cassidy and CFO Brian Ross will make a presentation on April 15, 2004. The purpose of the presentation is to provide further clarity on strategic priorities and financial initiatives previously discussed on the Company’s year-end 2003 conference call.

Form 8-K, date of report April 28, 2004, reporting the Company issued a press release announcing its financial results for the first quarter 2004.

Form 8-K, date of report May 4, 2004, reporting CFO Brian Ross will make a presentation on May 4, 2004 to investors.

Form 8-K, date of report June 7, 2004, reporting that Cincinnati Bell President and CEO Jack Cassidy would present at the CIBC Annual Communications and Technology Food Chain Conference in New York City on June 7, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cincinnati Bell Inc.

Date: August 9, 2004	/s/ Brian A. Ross

Brian A. Ross
Chief Financial Officer

/s/ Gary A. Cornett

Gary A. Cornett
Principal Accounting Officer