Form 10-Q/A
period 2004-06-30
CINCINNATI BELL INC
filed 2004-10-01
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004 as originally filed with the Securities and Exchange Commission on August 9, 2004 is being made solely to correct one typographical error in the Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended June 30, 2004. The revised financial statements replace the figure $3.8 million with the figure $13.8 million in the line item “Income tax expense” for the three months ended June 30, 2004.

This amendment does not amend any other Items except those indicated above and does not update any of the disclosures contained in the Quarterly Report as previously filed. All other information is as of the date of original filing.

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
PART II. Other Information
Exhibit 4(C)(VI)(3)
Exhibit 4(C)(VI)(4)
Exhibit 10(I)(1.3)
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 4(c)(vi)(3)
Exhibit 4(c)(vi)(4)
Exhibit 10(1)(3)
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Form 10-Q/A Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in millions, Except Per Share Amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues	$297.0	$450.6	$599.4	$931.3
Costs and expenses
Cost of services and products (excluding depreciation of $38.1, $31.5, $75.8, and $64.5 included below)	117.6	209.8	243.3	428.7
Selling, general and administrative	53.6	109.5	111.5	230.2
Depreciation	45.1	39.6	90.3	81.0
Amortization	0.5	0.1	1.0	0.3
Restructuring	—	(3.4)	0.2	(3.4)
Asset impairments and other charges (credits)	(0.2)	(1.1)	(0.1)	(0.8)
Gain on sale of broadband assets	—	(299.0)	—	(299.0)

Total operating costs and expenses	216.6	55.5	446.2	437.0

Operating income	80.4	395.1	153.2	494.3
Minority interest expense	1.2	15.8	1.3	29.9
Interest expense and other financing costs	50.5	61.3	101.4	106.6
Other income, net	—	(0.4)	(0.1)	(0.5)

Income before income taxes and cumulative effect of change in accounting principle	28.7	318.4	50.6	358.3
Income tax expense	13.8	(2.0)	24.8	—

Income before cumulative effect of change in accounting principle	14.9	320.4	25.8	358.3

Cumulative effect of change in accounting principle, net of taxes of $0.0, $0.0, $0.0 and $47.6, respectively	—	—	—	85.9

Net Income	14.9	320.4	25.8	444.2
Preferred stock dividends	2.6	2.6	5.2	5.2

Net income applicable to common shareowners	$12.3	$317.8	$20.6	$439.0

Net income	$14.9	$320.4	$25.8	$444.2
Other comprehensive income (loss), net of tax	(0.2)	1.4	(0.2)	3.2

Comprehensive income	$14.7	$321.8	$25.6	$447.4

Basic earnings per common share
Income before cumulative effect of change in accounting principle	$0.05	$1.45	$0.08	$1.62
Cumulative effect of change in accounting principle, net of taxes	—	—	—	0.39

Net earnings per common share	$0.05	$1.45	$0.08	$2.01

Diluted Earnings Per Common Share
Income before cumulative effect of change in accounting principle	$0.05	$1.33	$0.08	$1.55
Cumulative effect of change in accounting principle, net of taxes	—	—	—	0.35

Net earnings per common share	$0.05	$1.33	$0.08	$1.90

Weighted average common shares outstanding (millions)
Basic	245.0	218.9	245.0	218.9
Diluted	250.4	249.1	252.0	244.9

The accompanying notes are an integral part of the financial statements.

Form 10-Q/A Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)
(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$22.3	$26.0
Receivables, less allowances of $15.2 and $20.2	132.7	140.5
Materials and supplies	45.4	33.6
Current portion of deferred income tax benefits, net	54.2	42.4
Prepaid expenses and other current assets	23.0	16.9

Total current assets	277.6	259.4
Property, plant and equipment, net	869.9	898.8
Goodwill	40.9	40.9
Other intangible assets, net	43.8	47.2
Deferred income tax benefits, net	662.4	696.9
Other noncurrent assets	127.4	130.3

Total assets	$2,022.0	$2,073.5

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$16.9	$13.3
Accounts payable	70.8	64.5
Current portion of unearned revenue and customer deposits	41.3	41.5
Accrued taxes	29.0	43.7
Accrued interest	47.8	27.0
Accrued payroll and benefits	30.4	37.6
Other current liabilities	58.3	67.7

Total current liabilities	294.5	295.3
Long-term debt, less current portion	2,192.7	2,274.5
Unearned revenue, less current portion	10.7	11.9
Accrued pension and postretirement benefits	82.4	75.1
Other noncurrent liabilities	56.9	56.4

Total liabilities	2,637.2	2,713.2
Minority interest	41.0	39.7
Commitments and contingencies
Shareowners’ Deficit
6¾% Cumulative Convertible Preferred Stock, 2,357,299 shares authorized, 155,250 (3,105,000 depositary shares) issued and outstanding at June 30, 2004 and December 31, 2003	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 252,954,452 and 252,429,313 shares issued; 245,086,350 and 244,561,211 outstanding at June 30, 2004 and December 31, 2003	2.5	2.5
Additional paid-in capital	2,938.3	2,940.7
Accumulated deficit	(3,578.4)	(3,604.2)
Accumulated other comprehensive loss	(2.5)	(2.3)
Common shares in treasury, at cost:
7,868,102 shares at June 30, 2004 and December 31, 2003	(145.5)	(145.5)

Total shareowners’ deficit	(656.2)	(679.4)

Total liabilities and shareowners’ deficit	$2,022.0	$2,073.5

The accompanying notes are an integral part of the financial statements.

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

The Company was initially incorporated under the laws of Ohio in 1983 and remains incorporated under the laws of Ohio. It has its principal executive offices at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). The Company makes available on its website at the investor relations tab its reports on Form 10-K, 10-Q/A, and 8-K (as well as all amendments to these reports) as soon as practicable after they have been electronically filed.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Results of Operations

The financial results for the three and six months ended June 30, 2004 and 2003 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations and Comprehensive Income on page 1 of this quarterly Report on Form 10-Q/A. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW

Revenue

Consolidated revenue totaled $297.0 million in the second quarter of 2004, which was $153.6 million, or 34%, less than the same quarter in 2003. For the six-month period ended June 30, 2004, revenue decreased $331.9

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Refer to Discussion of Operating Segment Results on page 32 of this Report on Form 10-Q/A for detailed discussion of revenue by segment.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

CPGA was $411 for the postpaid product for the first six months of 2004, a $23, or 6%, increase over the first six months of 2003. Prepaid CPGA

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

	(Unaudited)				(Unaudited)
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Revenue
Hardware	$14.7	$21.6	$(6.9)	(32)%	$32.9	$41.8	$(8.9)	(21)%
Managed services	13.4	18.0	(4.6)	(26)%	29.6	35.6	(6.0)	(17)%

Total revenue	28.1	39.6	(11.5)	(29)%	62.5	77.4	(14.9)	(19)%

Operating Costs and Expenses:
Cost of services and products	21.3	30.2	(8.9)	(29)%	48.2	58.0	(9.8)	(17)%
Selling, general and administrative	3.3	6.0	(2.7)	(45)%	8.7	12.0	(3.3)	(28)%
Depreciation	0.2	0.2	—	—	0.4	0.3	0.1	33%
Asset impairments and other charges	—	—	—	—	(1.1)	—	(1.1)	—
Gain on sale of assets	—	(1.2)	1.2	(100)%	—	(1.2)	1.2	(100)%

Total operating costs and expenses	24.8	35.2	(10.4)	(30)%	56.2	69.1	(12.9)	(19)%

Operating income	3.3	4.4	(1.1)	(25)%	6.3	8.3	(2.0)	(24)%

Operating margin	11.7%	11.1%		+ 1 pt	10.1%	10.7%		(1) pt

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

	(Unaudited)				(Unaudited)
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Revenue
Broadband transport	—	72.1	(72.1)	(100)%	—	159.3	(159.3)	(100)%
Switched voice services	—	48.2	(48.2)	(100)%	—	111.9	(111.9)	(100)%
Data and Internet	—	26.5	(26.5)	(100)%	—	59.5	(59.5)	(100)%
Other services	—	0.2	(0.2)	(100)%	—	1.7	(1.7)	(100)%

Total revenue	—	147.0	(147.0)	(100)%	—	332.4	(332.4)	(100)%
Costs and Expenses:
Cost of services and products	—	96.7	(96.7)	(100)%	—	203.2	(203.2)	(100)%
Selling, general and administrative	(0.1)	49.6	(49.7)	(100)%	—	117.4	(117.4)	(100)%
Depreciation	—	—	—	—	—	1.9	(1.9)	(100)%
Restructuring	—	(3.4)	3.4	(100)%	—	(3.4)	3.4	(100)%
Asset impairments and other	(0.2)	0.1	(0.3)	n/m	(1.4)	0.1	(1.5)	n/m
Gain on sale of broadband assets	—	(299.0)	299.0	(100)%	—	(299.0)	299.0	(100)%

Total costs and expenses	(0.3)	(156.0)	155.7	(100)%	(1.4)	20.2	(21.6)	(107)%
Operating income	$0.3	$303.0	$(302.7)	(100)%	$1.4	$312.2	$(310.8)	(100)%
Operating margin	n/m	206.1%		n/m	n/m	93.9%		n/m

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2004:

			Noncancelable	Unconditional
	Debt	Capital Leases	operating lease	purchase
(dollars in millions)	(excluding discount)	(excluding interest)	obligations	obligations*	Total
July 1, 2004 - June 30, 2005	$11.6	$5.3	$8.4	$52.0	$77.3
July 1, 2005 - June 30, 2006	74.5	3.1	9.9	33.3	120.8
July 1, 2006 - June 30, 2007	4.7	1.6	6.9	31.6	44.8
July 1, 2007 - June 30, 2008	451.3	0.6	7.1	30.0	489.0
July 1, 2008 - June 30, 2009	367.8	0.7	7.3	28.5	404.3
Thereafter	1,319.9	6.6	130.0	27.1	1,483.6

Total	$2,229.8	$17.9	$169.6	$202.5	$2,619.8

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

Other

As of the date of this filing, the Company maintains the following credit ratings:

			Fitch	Moody’s
Entity	Description	Standard and Poor’s	Rating Service	Investor Service
CBB	Corporate Credit Rating	B+	BB-	B1
CBT	Corporate Credit Rating	BB-	BB+	Ba2
CBB	Outlook	negative	stable	positive

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

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

Form 10-Q/A Part I	Cincinnati Bell Inc.

Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses were identified in the evaluation.

Subsequent to the May 10, 2004 original filing date of the Form 10-Q/A for the quarter ended March 31, 2004 and in connection with the corrected amounts disclosed in Note 1 of the Notes to Condensed Consolidated Financial Statements of the Form 10Q-A filed on June 28, 2004, the Company identified a deficiency in the manner in which a modification was made to a footnote disclosure after final approval and sign-offs had been obtained from senior management. In response, the Company has strengthened the review and approval process, the timely communication of reporting issues identified and the adherence to existing policies and procedures.

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

Form 10-Q/A Part II	Cincinnati Bell Inc.

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

Exhibit
Number	DESCRIPTION
(3.1)(a)	Amended Articles of Incorporation of Cincinnati Bell (Exhibit (3.1)(a) to Form S-4 dated July 17, 2003, File No. 1-8519).

(3.1)(b)	Amended Regulations of Cincinnati Bell (Exhibit (3.2) to Registration Statement No. 2-96054).

(4)(b)(i)	Rights Agreement dated as of April 29, 1997, between Broadwing and The Fifth Third Bank which includes the form of Certificate of Amendment to the Amended Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (Exhibit 4.1 to Broadwing’s Registration Statement on Form 8-A filed on May 1, 1997).

(4)(b)(ii)	Amendment No. 1 to the Rights Agreement dated as of July 20, 1999, between the Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 1 of Broadwing’s Registration Statement on Form 8-A filed on August 6, 1999).

(4)(b)(iii)	Amendment No. 2 to the Rights Agreement dated as of November 2, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 2 of Broadwing’s Registration Statement on Form 8-A filed on November 8, 1999).

(4)(b)(iv)	Amendment No. 3 to the Rights Agreement dated as of June 10, 2002, between Broadwing and The Fifth Third Bank. (Exhibit 1 to Amendment No. 3 of Broadwing’s Registration Statement on Form 8-A filed on July 2, 2002).

(4)(c)(i)	Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023. (Exhibit 4-A to Form 8-K, date of report July 12, 1993, File No. 1-8519).

(4)(c)(ii)	Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report October 27, 1993, File No. 1-8519).

(4)(c)(iii)	Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New

Form 10-Q/A Part II	Cincinnati Bell Inc.

Exhibit
Number	DESCRIPTION
York, as Trustee. (Exhibit 4-A to Form 8-K, date of report November 30, 1998, File No. 1-8519).

(4)(c)(vi)(1)	Indenture dated as of March 26, 2003, by and among Broadwing Inc., as Issuer, Cincinnati Bell Public Communications Inc., ZoomTown.com Inc, Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services Inc., Broadwing Financial LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless Holdings LLC and Broadwing Holdings Inc. as Guarantors, and The Bank of New York, as trustee, in connection with $350,000,000 of Broadwing Inc. Senior Subordinated Discount Notes Due 2009. (Exhibit (4)(c)(vi) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)(2)	First Supplemental Indenture dated as of October 30, 2003 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the guarantors party thereto, and the Bank of New York, as trustee, governing the Senior Subordinated Discount Notes due 2009 (Exhibit (4)(c)(vi) (2) to Form 10-Q/A for the nine months ended September 30, 2003, File No. 1-8519).

(4)(c)(vi)(3)+	Second Supplemental Indenture dated as of March 12, 2004 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the guarantors party thereto, and the Bank of New York, as trustee, governing the Senior Subordinated Discount Notes due 2009 (filed herewith).

(4)(c)(vi)(4)+	Third Supplemental Indenture dated as of August 4, 2004 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the guarantors party thereto, and the Bank of New York, as trustee, governing the Senior Subordinated Discount Notes due 2009 (filed herewith).

(4)(c)(vii)	Warrant Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(vii) to Form 10-K for 2002, File No. 1-8519) (Exhibit (4)(c)(vii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(viii)	Exchange and Registration Rights Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(viii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(ix)	Equity Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(ix) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(x)(1)	Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(1) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(x)(2)	First Amendment to Purchase Agreement, dated as of December 9, 2002 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II

Form 10-Q/A Part II	Cincinnati Bell Inc.

Exhibit
Number	DESCRIPTION
Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(2) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(x)(3)	Amendment to Purchase Agreement, dated as of April 30, 2004 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(3) to Form 10-Q/A for the Quarter ended March 31, 2004, File No. 1-8519).

(4)(c)(xi)	Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Pell Public Communications Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Telecommunications Services Inc., and ZoomTown.com Inc., as Guarantors, and the Bank of New York, as Trustee, in connection with Cincinnati Bell 7 1/4% Senior Notes due 2013 (Exhibit (4)(c)(xi) on Form S-4 dated July 17, 2003, File No. 1-8519).

(4)(c)(xii)	Indenture dated as of November 19, 2003, by and among Cincinnati Bell Inc., as Issuer, BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Bell Public Communications Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Telecommunications Services Inc. and ZoomTown.com Inc., as Guarantors, and The Bank of New York, as Trustee, in connection with Cincinnati Bell 8 3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit (4)(c)(xiii) to Registration Statement No. 333-110940).

(4)(c)(xii)	No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(i)(1.1)	Third Amendment and Restatement of the Credit Agreement dated as of November 17, 2003, among Cincinnati Bell Inc. (f/k/a Broadwing Inc.), and BCSI Inc. (f/k/a Broadwing Communications Services Inc.), as the Borrowers, the Initial Lenders, the Initial Issuing Banks and the Swing Line Banks named therein, Bank of America, N.A., as syndication agent, Citicorp USA, Inc., as administrative agent, Credit Suisse First Boston and the Bank of New York, as co-documentation agents, PNC Bank, N.A. and collectively with Credit Suisse First Boston and the Bank of New York, the co-arrangers, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers and Banc of America Securities LLC, Credit Suisse First Boston, acting through its Cayman Islands branch, and Goldman Sachs Credit Partners L.P., as joint lead arrangers and joint bookrunning managers for the Term D Facility (Exhibit (10)(i)(1) on Form S-4 dated December 10, 2003, File No. 1-8519).

(10)(i)(1.2)	Amendment and Waiver to the Credit Agreement dated as of March 19, 2004 by and among Cincinnati Bell Inc. and BCSI Inc. and the lender parties thereto (Exhibit (10)(i)(1.2) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

Form 10-Q/A Part II	Cincinnati Bell Inc.

Exhibit
Number	DESCRIPTION
(10)(i)(1.3)+	Second Amendment and Waiver to the Credit Agreement dated as of July 26, 2004 by and among Cincinnati Bell Inc. and BCSI Inc. and the lender parties thereto (filed herewith).

(10)(i)(2)	Asset Purchase Agreement by and among Broadwing Inc., Cincinnati Bell Directory Inc. and CBD Media, Inc. dated as of February 4, 2002. (Exhibit (10)(i)(2) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(i)(3)	Asset Purchase Agreement between Broadwing Communications Services Inc. and other seller parties thereto and CIII Communications dated as of February 22, 2003. (Exhibit (99)(i) to Form 8-K, filed on February 28, 2003, File No. 1-8519).

(10)(i)(3.1)	Amendment No. 1 to the Asset Purchase Agreement dated June 6, 2003 (Exhibit (99)(i) to Form 8-K, filed on June 13, 2003, File No. V1-8519).

(10)(i)(3.2)	Letter Agreement Amendment to the Asset Purchase Agreement (Exhibit (10)(i)(A)(3)(iii) to Form S-4, filed on June 23, 2003, File No. 1-8519).

(10)(i)(4)	Operating Agreement, dated December 31, 1998 between AT&T Wireless PCS Inc. and Cincinnati Bell Wireless Company LLC (Exhibit (10)(i)(4) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(i)(4.1)	Agreement and Amendment No. 1 to Operating Agreement, dated October 16, 2003 between AT&T Wireless PCS LLC and Cincinnati Bell Wireless Company LLC (Exhibit (10)(i)(4.1) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(i)(4.2)	Agreement and Amendment No. 2 to Operating Agreement, dated August 4, 2004 between AT&T Wireless PCS LLC, AT&T Wireless Services, Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Inc., and Cingular Wireless LLC [(Exhibit 10.1 to Form 8-K, date of report August 4, 2004, File No. 1-8519)].

(10)(iii)(A)(1)*	Short Term Incentive Plan of Broadwing Inc., as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q/A for the three months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(2)*	Broadwing Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective July 24, 2002. (Exhibit (10)(iii)(A)(2) to Form 10-Q/A for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(3)(i)*	Broadwing Inc. Pension Program, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(4) to Form 10-Q/A for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(3)(ii)*	Cincinnati Bell Pension Program, as amended and restated effective March 3, 1997. (Exhibit (10)(iii)(A)(3)(ii) to Form 10-K for 1997, File No. 1-8519).

(10)(iii)(A)(4)*	Broadwing Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002. (Exhibit (10)(iii)(A)(4) to Form 10-Q/A for the quarter ended March 31, 2003, File No. 1-8519).

Form 10-Q/A Part II	Cincinnati Bell Inc.

Exhibit
Number	DESCRIPTION
(10)(iii)(A)(5)*	Broadwing Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q/A for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(6)*	Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective January 1, 2001. (Exhibit (10)(iii)(A)(6) to Form 10-Q/A for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(7)*	Cincinnati Bell Inc. 1989 Stock Option Plan. (Exhibit (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(8)*	Employment Agreement effective December 4, 2001 between the Company and Michael W. Callaghan. (Exhibit (10)(iii)(A)(10) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(iii)(A)(8.1)*	Amendment to Employment Agreement effective February 3, 2003 between the Company and Michael W. Callaghan. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, date of report February 3, 2002, File No. 1-8519).

(10)(iii)(A)(8.2)*	Amendment to Employment Agreement effective October 22, 2003 between the Company and Michael W. Callaghan. (Original Amendment to Employment Agreement filed as Exhibit (10)(iii)(A)(9.2) to Form S-4, date of report December 10, 2003, File No. 1-8519).

(10)(iii)(A)(9)*	VEmployment Agreement effective January 1, 1999, between Broadwing and John F. Cassidy (incorporated by reference to Exhibit (10)(iii)(A)(11.1) to Form 10-Q/A for the three months ended September 30, 2002, File No. 1-8519).

(10)(iii)(A)(10)*	Employment Agreement effective January 8, 2004 between the Company and Christopher J. Wilson (Exhibit (10)(iii)(A)(13) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(11)*	Employment Agreement effective June 26, 2000 between the Company and Brian G. Keating (Exhibit (10)(iii)(A)(14) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(12)	Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K(Exhibit (10)(iii)(A)(15) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).
(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 10-Q/A Part II	Cincinnati Bell Inc.

+	Filed herewith.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

The Company’s reports on Form 10-K, 10-Q/A, and 8-K are available free of charge at the following website: http://www.cincinnatibell.com. The Company will furnish any other exhibit at cost.

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

Cincinnati Bell Inc.

Date: October 1, 2004	/s/ Brian A. Ross

Brian A. Ross
Chief Financial Officer

/s/ Gary A. Cornett

Gary A. Cornett
Principal Accounting Officer