Form 10-Q
period 2004-09-30
CINCINNATI BELL INC
filed 2004-11-09
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 1-8519

CINCINNATI BELL INC.

Incorporated under the laws of the State of Ohio

201 East Fourth Street, Cincinnati, Ohio 45202

I.R.S. Employer Identification Number 31-1056105

Telephone - Area Code (513) 397-9900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    Yes ☒    No ☐

At October 31, 2004, there were 245,267,381 common shares outstanding and 155,250 shares of 6¾% Convertible Preferred Shares outstanding.

PART I. Financial Information

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in millions, Except Per Share Amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues	$307.9	$315.3	$907.3	$1,246.6
Costs and expenses
Cost of services and products (excluding depreciation of $38.3, $31.6, $114.6, and $96.3 included below)	118.3	122.5	361.4	551.2
Selling, general and administrative	53.9	60.7	165.6	290.9
Depreciation	45.4	39.7	135.7	120.6
Amortization	6.1	0.1	7.1	0.4
Restructuring	—	—	0.2	(3.4)
Asset impairments and other charges (credits)	1.6	—	1.5	(0.7)
Gain on sale of broadband assets	—	(37.3)	—	(336.3)

Total operating costs and expenses	225.3	185.7	671.5	622.7

Operating income	82.6	129.6	235.8	623.9
Minority interest expense	0.2	12.5	1.5	42.5
Interest expense and other financing costs	50.6	67.2	151.9	173.8
Loss on extinguishment of debt	—	17.4	—	17.4
Other income, net	(0.7)	(0.1)	(0.7)	(0.7)

Income before income taxes and cumulative effect of change in accounting principle	32.5	32.6	83.1	390.9
Income tax expense (benefit)	15.0	(12.1)	39.8	(12.1)

Income before cumulative effect of change in accounting principle	17.5	44.7	43.3	403.0

Cumulative effect of change in accounting principle, net of taxes of $47.6	—	—	—	85.9

Net income	17.5	44.7	43.3	488.9
Preferred stock dividends	2.6	2.6	7.8	7.8

Net income applicable to common shareowners	$14.9	$42.1	$35.5	$481.1

Net income	$17.5	$44.7	$43.3	$488.9
Other comprehensive income (loss), net of tax	—	1.1	(0.2)	4.3

Comprehensive income	$17.5	$45.8	$43.1	$493.2

Basic earnings per common share
Income before cumulative effect of change in accounting principle	$0.06	$0.19	$0.14	$1.79
Cumulative effect of change in accounting principle, net of taxes	—	—	—	0.39

Net earnings per common share	$0.06	$0.19	$0.14	$2.18

Diluted earnings per common share
Income before cumulative effect of change in accounting principle	$0.06	0.18	$0.14	$1.74
Cumulative effect of change in accounting principle, net of taxes	—	—	—	0.37

Net earnings per common share	$0.06	$0.18	$0.14	$2.11

Weighted average common shares outstanding (millions)
Basic	245.1	225.4	245.0	221.1
Diluted	249.2	235.2	251.1	232.0

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)
(Unaudited)

	September 30,	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$23.0	$26.0
Receivables, less allowances of $15.2 and $20.2	136.6	140.5
Materials and supplies	36.6	33.6
Current portion of deferred income tax benefits, net	40.4	42.4
Prepaid expenses and other current assets	18.0	16.9

Total current assets	254.6	259.4
Property, plant and equipment, net	860.4	898.8
Goodwill	40.9	40.9
Other intangible assets, net	37.7	47.2
Deferred income tax benefits, net	660.7	696.9
Other noncurrent assets	132.6	130.3

Total assets	$1,986.9	$2,073.5

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$10.6	$13.3
Accounts payable	56.0	64.5
Current portion of unearned revenue and customer deposits	41.1	41.5
Accrued taxes	41.2	43.7
Accrued interest	37.4	27.0
Accrued payroll and benefits	34.2	37.6
Other current liabilities	53.8	67.7

Total current liabilities	274.3	295.3
Long-term debt, less current portion	2,175.6	2,274.5
Unearned revenue, less current portion	10.4	11.9
Accrued pension and postretirement benefits	84.8	75.1
Other noncurrent liabilities	41.8	56.4

Total liabilities	2,586.9	2,713.2
Minority interest	41.1	39.7
Commitments and contingencies
Shareowners’ deficit
6¾% Cumulative Convertible Preferred Stock, 2,357,299 shares authorized, 155,250 (3,105,000 depository shares) issued and outstanding at September 30, 2004 and December 31, 2003	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 252,985,267 and 252,429,313 shares issued; 245,124,781 and 244,561,211 outstanding at September 30, 2004 and December 31, 2003	2.5	2.5
Additional paid-in capital	2,935.8	2,940.7
Accumulated deficit	(3,560.9)	(3,604.2)
Accumulated other comprehensive loss	(2.5)	(2.3)
Common shares in treasury, at cost: 7,860,486 and 7,868,102 shares at September 30, 2004 and December 31, 2003	(145.4)	(145.5)

Total shareowners’ deficit	(641.1)	(679.4)

Total liabilities and shareowners’ deficit	$1,986.9	$2,073.5

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)
(Unaudited)

	Nine Months
	Ended September 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$43.3	$488.9
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	(85.9)
Gain on sale of broadband assets	—	(336.3)
Loss on extinguishment of debt	—	17.4
Depreciation	135.7	120.6
Amortization	7.1	0.4
Asset impairments and other charges (credits)	1.5	(0.7)
Provision for loss on receivables	10.9	20.7
Noncash interest expense	26.1	66.8
Minority interest expense	1.5	42.5
Deferred income tax expense	39.2	(12.1)
Tax benefits from employee stock option plans	0.5	0.2
Other, net	(0.1)	3.7
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(14.1)	13.3
Increase in prepaid expenses and other current assets	(4.7)	(10.4)
Decrease in accounts payable	(3.4)	(33.6)
Decrease in accrued and other current liabilities	(10.4)	(0.5)
Decrease in unearned revenue	(1.1)	(47.8)
Decrease in other assets and liabilities, net	(15.5)	(16.6)

Net cash provided by operating activities	216.5	230.6

Cash Flows from Investing Activities
Capital expenditures	(100.0)	(94.8)
Proceeds from sale of assets	—	82.7
Other, net	5.0	1.0

Net cash used in investing activities	(95.0)	(11.1)

Cash Flows from Financing Activities
Issuance of long-term debt	—	850.0
Repayment of long-term debt	(119.4)	(1,008.1)
Short-term borrowings (repayments), net	(1.5)	(4.7)
Debt issuance costs	—	(65.1)
Issuance of common shares - exercise of stock options	1.9	1.6
Preferred stock dividends	(7.8)	(5.2)
Other	2.3	—

Net cash used in financing activities	(124.5)	(231.5)

Net decrease in cash and cash equivalents	(3.0)	(12.0)
Cash and cash equivalents at beginning of period	26.0	44.9

Cash and cash equivalents at end of period	$23.0	$32.9

Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Decrease of long-term debt due to exchange of 12½% notes and 9% notes for common stock	$—	$524.9
Issuance of common stock in exchange for the 12½% Preferreds and 9% notes	$—	$532.9

The accompanying notes are an integral part of the financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.       Description of Business and Accounting Policies

The following represents a summary of the Company’s business and accounting policies. A more detailed presentation can be found in the Company’s 2003 Annual Report on Form 10-K.

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

Although the local segment has no legal obligation to remove assets, the Company had historically included in the Company group depreciation rates estimated net removal cost associated with these outside plant assets in which estimated cost of removal exceeds gross salvage. These costs had been reflected in the calculation of depreciation expense, which results in greater periodic depreciation expense and the recognition in accumulated depreciation of future removal costs for existing assets. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. In connection with the adoption of this standard, the Company removed existing accrued net costs of removal in excess of the related estimated salvage from its accumulated depreciation of those accounts. The adjustment was reflected as a non-recurring increase to net income as a cumulative effect of a change in accounting principle as of January 1, 2003 of $86.3 million, net of tax.

At the same time, the Wireless segment recorded $0.4 million in expense, resulting in a net cumulative change in accounting principle of $85.9 million, net of tax. Additionally, the Company recorded a liability for removal costs at fair value of approximately $2.6 million and an asset of approximately $2.3 million in the first quarter of 2003 related to the Wireless and Other segments.

Other Intangible Assets — Intangible assets subject to amortization expense consist primarily of roaming and trade name agreements acquired by the Wireless segment. These intangible assets have historically been amortized on a straight-line basis over their estimated useful lives ranging from 2 to 40 years.

As a result of the merger between Cingular Wireless and AT&T Wireless, which was consummated on October 26, 2004, the roaming and trade name agreements are no longer operative. Accordingly, the remaining estimated useful lives of these assets were shortened effective July 1, 2004. This change resulted in additional amortization expense of $5.6 million during the three months ended September 30, 2004, leaving a net book value of $2.0 million. These intangible assets will be fully amortized in the fourth quarter of 2004.

Stock-Based Compensation — The Company accounts for options granted under stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Compensation cost is measured under the intrinsic value method. Stock-based employee compensation cost is not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the difference between actual and pro forma expense, net of tax, that would have been recognized totaled $2.1 million and $8.9 million in the third quarters of 2004 and 2003, respectively, and $6.2 million and $26.6 million in the year-to-date periods ended September 30, 2004 and 2003, respectively. The following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in all periods presented.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(dollars in millions except per share amounts)	2004	2003	2004	2003

Net income
As reported	$17.5	$44.7	$43.3	$488.9
Pro forma determined under fair value, net of related taxes	$15.4	$35.8	$37.1	$462.3
Basic earnings per common share:
As reported	$0.06	$0.19	$0.14	$2.18
Pro forma determined under fair value, net of related taxes	$0.05	$0.15	$0.12	$2.06
Numerator for diluted earnings (loss) per share:
As reported	$14.9	$42.1	$35.5	$488.9
Pro forma determined under fair value, net of related taxes	$12.8	$33.2	$29.3	$462.3
Diluted earnings per share:
As reported	$0.06	$0.18	$0.14	$2.11
Pro forma determined under fair value, net of related taxes	$0.05	$0.14	$0.12	$2.00

The Company granted 10,000 and 32,800 options during the three months ended September 30, 2004 and 2003, respectively, and granted 400,800 and 238,050 options during the nine months ended September 30, 2004 and 2003, respectively. The weighted average fair values at the date of grant for the Company options granted to employees were $0.77 and $1.50 for the three months ended September 30, 2004 and 2003, respectively, and were $1.36 and $1.15 for the nine months ended September 30, 2004 and 2003, respectively.

The Company granted 140,000 shares of restricted stock during the first nine months of 2004, which vest completely after two years. The fair value at the date of grant was $5.43 per share. The Company granted no restricted stock in the first nine months of 2003. The Company recognized $0.1 million in expense in the three months ended September 30, 2004 and $0.3 million in expense in both the nine months ended September 30, 2004 and 2003 related to restricted stock compensation. Additionally, during the first nine months of 2003, the Company recorded a $2.8 million expense related to the accelerated vesting of stock options for certain executives receiving success based incentives and termination benefits.

Derivative Financial Instruments — Because the Company is exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from its credit facility and changes in current rates compared to that of its fixed rate debt, the Company sometimes employs derivative financial instruments to manage its exposure to these fluctuations and its total interest expense over time. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes. Interest rate swap agreements, a particular type of derivative financial instrument, involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. In June 2004, the Company entered into a series of interest rate swaps with total notional amounts of $100 million that qualify for fair value hedge accounting and expire in January 2014. The interest rate swaps are designated as fair value hedges of a portion of the 8⅜% senior subordinated notes due 2014. Fair value hedges are hedges that eliminate the risk of changes in the fair value of underlying assets and liabilities. The interest rate swaps are recorded at their fair value and the carrying value of the 8⅜% senior subordinated notes due 2014 is adjusted by the same corresponding value in accordance with the shortcut method of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As of September 30, 2004, the fair value of interest rate swap contracts was $3.7 million.

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

As of September 30, 2004, the Company had net deferred tax assets of $701.1 million, which included a remaining valuation allowance of $261.7 million related to certain state and local net operating loss carryforwards. The Company concluded, due to the sale of the broadband business and the historical and future projected earnings of the remaining businesses, that it will utilize future deductions and available net operating loss carryforwards prior to their expiration. The Company also concluded that it is unlikely that certain state tax net operating loss carryforwards would be realized based upon the analysis described above and therefore provided the aforementioned valuation allowance. The effective income tax rate for the nine months ended September 30, 2004 is 48%, which differs from the federal statutory rate due to state income taxes and certain non-deductible interest expense.

In the fourth quarter of 2003, the Company reversed $823.0 million of deferred tax asset valuation allowance as a result of the substantial resolution of uncertainties surrounding its broadband subsidiary BRCOM Inc’s liquidity.

Recently Issued Accounting Standards — In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the new Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 is effective as of the first interim period beginning after June 15, 2004. The Company adopted FSP 106-2 during the third quarter of 2004 and recorded a $0.9 million adjustment to reduce postretirement medical expense, of which $0.6 million related to the first and second quarter of 2004. Additionally, the accumulated post retirement benefit obligation (APBO) was reduced by $10.3 million.

2.       Sale of Broadband Assets

During 2003, certain of BRCOM’s subsidiaries sold substantially all of their operating assets. The buyer paid a cash purchase price of $82.7 million of which $62.2 million was received in the second quarter of 2003 and the remaining $20.5 was received in the third quarter of 2003. The Company recorded a gain on sale of broadband assets of $336.7 million, which was comprised of $299.0 million recorded in the second quarter of 2003 and the remaining $37.7 was realized in the third quarter of 2003. The selling subsidiaries also received a 3% equity interest in the buyer. The following table summarizes the components of the gain on sale (dollars in millions):

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

In accordance with the Purchase Agreement, the buyer of the broadband business provided the BRCOM selling subsidiaries with a calculation of cash EBITDA (as defined in the Purchase Agreement) minus capital expenditures for the broadband business for the period from July 1, 2003 to July 1, 2004. If annual cash EBITDA minus capital expenditures for such period was negative $48.0 million or less, the BRCOM selling subsidiaries are required to pay to the buyers an amount equal to 35% of the difference between negative $48.0 million and the amount of annual cash EBITDA minus capital expenditures, provided that the obligation for such reimbursement may not exceed $10 million. The Company previously recorded a $10.0 million liability related to this purchase price adjustment. On July 30, 2004, the Company received notice from the buyer contending that it was owed the full $10.0 million reimbursement. On November 3, 2004, the Company paid the buyer $10.0 million in full satisfaction of this last remaining purchase price adjustment.

In addition, the Company entered into agreements with the buyer whereby the Company will continue to market the buyer’s broadband products to business customers and to purchase capacity on the buyer’s national network in order to sell long distance services under the Cincinnati Bell Any Distance (“CBAD”) brand to residential and business customers in the Greater Cincinnati and Dayton area markets. Due to the ongoing cash flows under these arrangements, the sale of substantially all the broadband assets did not meet the criteria for presentation as a discontinued operation under SFAS 144.

3.       Restructuring Charges

December 2003 Restructuring Charge

In December 2003, the Company initiated a restructuring intended to reduce future operating expenses by approximately $9.1 million annually compared to 2003. The restructuring charge of $4.6 million related to employee separation benefits, all of which will be paid in cash. The plan included initiatives to reduce the workforce by 106 positions. The Local segment and the Hardware and Managed Services segment recorded expense of $4.5 million and $0.1 million, respectively. During the first quarter of 2004, the Local segment recorded an additional restructuring charge of $0.2 million. Total cash expenditures during the first nine months of 2004 amounted to $2.0 million. The Company plans to complete the restructuring during the fourth quarter of 2004.

The following table illustrates the activity in this reserve since inception:

			Balance			Balance
	Initial		December 31,			September 30,
Type of costs (dollars in millions)	Charge	Utilizations	2003	Utilizations	Adjustments	2004

Employee separations	$4.6	$(2.7)	$1.9	$(2.0)	$0.2	$0.1

Total	$4.6	$(2.7)	$1.9	$(2.0)	$0.2	$0.1

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

The restructuring costs include the cost of involuntary employee separation benefits, including severance, medical and other benefits, related to 863 employees across all areas of the Company. As of December 31, 2002, all employee separations had been completed which utilized reserves of $22.4 million, $17.6 million of which was paid in cash. Cash expenditures for termination of contractual obligations in the first nine months of 2004 amounted to $2.9 million.

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

The following table illustrates the activity in this reserve from November of 2001 through September 30, 2004:

				Balance		Balance
				December 31,		September 30,
Type of costs ($ in millions):	Initial Charge	Utilizations	Adjustments	2003	Utilizations	2004

Employee separations	$21.4	$(22.4)	$1.0	$—	$—	$—
Terminate contractual obligations	62.5	(57.8)	9.1	13.8	(2.9)	10.9
Other exit costs	0.3	(0.4)	0.1	—	—	—

Total	$84.2	$(80.6)	$10.2	$13.8	$(2.9)	$10.9

4.       Debt

The Company’s debt consists of the following:

	September 30,	December 31,
(dollars in millions)	2004	2003

Current portion of long-term debt:
Credit facilities, current portion	$4.7	$5.3
Current maturities of capital lease obligations	4.8	5.3
Other short-term debt	1.1	2.7

Total current portion of long-term debt	$10.6	$13.3

Long-term debt, less current portion:
Credit facilities, net of current portion	$484.3	$603.1
7¼% Senior notes due 2023	50.0	50.0
Capital lease obligations, net of current portion	12.1	12.9
7¼% Senior notes due 2013	500.0	500.0
Various Cincinnati Bell Telephone notes	250.0	250.0
16% Senior subordinated discount notes	371.5	360.6
8⅜% Senior subordinated notes due 2014*	543.7	540.0

Total long-term debt, less current portion	2,211.6	2,316.6
Less unamortized discount	(36.0)	(42.1)

Total long-term debt, less current portion and net of unamortized discount	$2,175.6	$2,274.5

Total debt	$2,186.2	$2,287.8

* The face amount of these notes has been adjusted to mark hedged debt to fair value at September 30, 2004.

Credit Facilities

As of September 30, 2004, the Company’s credit facilities had a total capacity of $866.8 million, which consists of $396.8 million in revolving credit and $470.0 million in term loans that mature fully on March 1, 2006 and June 30, 2008, respectively. Of its $866.8 million of total capacity, the Company had drawn $19.0 million and $470.0 million in revolving and term debt, respectively, and had outstanding letters of credit totaling $12.4 million, leaving $365.4 million in additional borrowing availability under the credit facility.

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

The capacity of the term portion of the facilities, or $470.0 million, is currently amortizing at 1% per annum, payable in quarterly installments of approximately $1.2 million, until the third quarter of 2007. At that point, approximately 24% of the remaining balance based on current outstanding amounts, or $114.2 million, will come due each quarter for four consecutive quarters ending on June 30, 2008. Since the amortization amounts noted above are a function of the capacity, the amounts referenced above will change on a pro rata basis if the Company were to make any future, permanent prepayments of term debt.

During the nine month period ended September 30, 2004, the Company reduced the credit facilities balance by $119.4 million primarily with cash flows from operations. Refer to the Company’s 2003 Annual Report on Form 10-K for a more detailed description of the debt instruments listed above.

Debt Maturity Schedule

The following table summarizes the Company’s scheduled maturities of debt and minimum payments under capital leases for the five years subsequent to September 30, 2004, and thereafter:

	Long-Term	Capital	Total
(dollars in millions)	Debt	Leases	Debt

October 1, 2004 - September 30, 2005	$5.8	$4.8	$10.6
October 1, 2005 - September 30, 2006	43.7	2.9	46.6
October 1, 2006 - September 30, 2007	4.7	1.4	6.1
October 1, 2007 - September 30, 2008	455.8	0.7	456.5
October 1, 2008 - September 30, 2009	371.5	0.7	372.2
Thereafter	1,323.8	6.4	1,330.2

Total debt	2,205.3	16.9	2,222.2
Less unamortized discount	(36.0)	—	(36.0)

Total debt, net of discount	$2,169.3	$16.9	$2,186.2

The agreement governing the Company’s credit facility requires the Company to calculate and prepay an amount equal to 75% of “excess cash flow” (as defined in the credit facility agreement) on an annual basis on the 90th day following the end of each fiscal year. As of September 30, 2004, the Company estimated the excess cash flow amount to be prepaid in the first quarter of 2005 to be zero as a result of permanent prepayments of term debt in the amount of $50 million during the second quarter of 2004. Excess cash flow amounts included in long-term debt maturities for subsequent years are based on the best estimates currently available to the Company.

For periods ending September 30, 2006 and 2007, the Company estimates $50 million to $80 million, respectively, each year in additional payments pursuant to the payment provisions under the credit facilities based on current trends in the Company’s business and certain anticipated future developments, to the extent they can be measured. These amounts are not included in the debt maturity schedule above for the periods ending September 30, 2006 and 2007. It is not necessary to calculate payments related to the excess cash flow provision for periods subsequent to September 30, 2007 since the payment of all amounts remaining under the credit facilities upon the June 30, 2008 maturity date are included in the debt maturity table above.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(dollars and shares in millions, except per common share amounts)	2004	2003	2004	2003

Numerator:
Income before cumulative effect of change in accounting principle	$17.5	$44.7	$43.3	$403.0
Preferred stock dividends	2.6	2.6	7.8	7.8

Numerator for basic EPS - income from operations applicable to common shareowners	14.9	42.1	35.5	395.2
Preferred stock dividends - convertible preferred stock	—	—	—	7.8

Numerator for diluted EPS - income from operations applicable to common shareowners	$14.9	$42.1	$35.5	$403.0

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	245.1	225.4	245.0	221.1
Potential dilution:
Convertible preferred stock	—	—	—	4.5
Stock options and warrants	4.0	9.7	6.0	6.3
Stock-based compensation arrangements	0.1	0.1	0.1	0.1

Denominator for diluted EPS per common share	249.2	235.2	251.1	232.0

Basic EPS from operations	$0.06	$0.19	$0.14	$1.79

Diluted EPS from operations	$0.06	$0.18	$0.14	$1.74

The total number of potential additional shares outstanding relating to stock options and the Company’s 6¾% cumulative convertible preferred stock that were not included in the computation of diluted EPS because their effect would be anti-dilutive was approximately 28.0 million and 29.6 million for the three months ended September 30, 2004 and 2003, respectively, and 28.5 million and 27.3 million for the nine months ended September 30, 2004 and 2003, respectively.

6.       Commitments and Contingencies

Commitments

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services, which remains in effect until June 30, 2008. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting, technical support and customer support services for the Company. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. During the second quarter of 2004, the Company and Convergys renegotiated the contract, which extended the contract through December 31, 2010, reduced prices for certain provided services by Convergys and reduced the Company’s annual commitment in 2004 and 2005 to $35.0 million from $45.0 million. During the calendar year 2003, the Company paid a total amount of $40.0 million under the contract. Beginning in 2006, the minimum commitment will be reduced 5% annually.

Cingular Wireless Corporation (“Cingular”), through its subsidiary AT&T PCS LLC (“AWE”), maintains a 19.9% ownership in the Company’s Wireless subsidiary, Cincinnati Bell Wireless LLC (“CBW”). An operating agreement which provides for a three member committee governs the operations of CBW. The Company has the right to appoint all three representatives.

Under the operating agreement the Company can purchase the 19.9% minority interest in CBW at any time for $85.0 million, which the price reduces down to $83.0 million effective September 30, 2005. Cingular also can sell the minority interest in CBW to the Company for $83.0 million effective September 30, 2005, or at any time if there is a capital call by CBW. In addition, Cingular and CBW are parties to various commercial agreements, including spectrum leases and reciprocal roaming agreements. These roaming agreements provide for a term of five years and a reduction in rates as compared to CBW’s previous roaming agreements with Cingular and AWE.

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

On December 1, 2003, lead plaintiffs filed their amended consolidated complaint on behalf of purchasers of the Company’s securities between January 17, 2001 and May 21, 2002, inclusive. This amended complaint contained a number of new allegations. Cincinnati Bell Inc. was added as a defendant in the amended filing. The Company’s motion to dismiss was filed on February 6, 2004. Plaintiffs filed their opposition to the Company’s motion to dismiss on April 15, 2004, and the Company filed its reply on June 1, 2004. On September 24, 2004, Judge Walter Rice issued an Order granting in part and denying in part the Company’s motion to dismiss. The Order indicates that a more detailed opinion will follow within 90 days. Until the detailed opinion is issued, there is no way of knowing which portions of the case have been dismissed. In the interim, Judge Rice directed that the stay of discovery will remain in effect. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

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

On October 6, 2004, the Judge issued a Scheduling Order in these matters. According to the Scheduling Order, discovery may commence immediately and must be completed by November 15, 2005. The trial is tentatively scheduled to take place in May 2006. A ruling on the Company’s motion to dismiss is still pending. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

Sandy Wynn v. Cincinnati Bell Wireless Company and Cincinnati Bell Wireless, LLC, Case No. A0407822, Hamilton County Court of Common Pleas.

On September 28, 2004, attorneys for Sandy Wynn filed a class action complaint against Cincinnati Bell Wireless Company and Cincinnati Bell Wireless, LLC (hereinafter collectively referred to as “CBW”) in Hamilton County Court of Common Pleas. The complaint alleges that Ms. Wynn and similarly-situated customers of CBW were wrongfully assessed roaming charges for wireless phone calls made or received within CBW’s Home Service Area and/or within major metropolitan areas on the AT&T Wireless Network. The complaint asserts several causes of action, including negligent and/or intentional misrepresentation, breach of contract, fraud, unjust enrichment, conversion and violation of the Ohio Consumer Sales Practices Act. Plaintiff seeks economic and punitive damages on behalf of herself and all similarly-situated customers of CBW. The Company is vigorously defending this matter. The timing and outcome of this matter is not currently predictable.

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

The actuarial expense calculation for the postretirement health plan is based on numerous assumptions, estimates and judgments including health care cost trend rates and cap-related cost sharing. Certain of the Company’s non-management labor contracts contain an annual dollar value cap for the purpose of determining postretirement health care contributions required from retirees. The Company has waived cost sharing in excess of the cap during the current contract period, but began collecting certain cost sharing payments from certain non-management retirees in 2004. The caps for certain contracts are set during each bargaining cycle in connection with the negotiation of the overall labor contract. In accordance with the provisions of Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), the Company accounts for non-management retiree health benefits in accordance with the terms of the current labor contract.

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans. Pension and postretirement benefit expense recorded in the Condensed Consolidated Statement of Operations and Comprehensive Income are as follows:

			Postretirement and
	Pension Benefits		Other Benefits
(dollars in millions) Three months ended September 30,	2004	2003	2004	2003

Service cost (benefits earned during the period)	2.0	$0.6	$0.5	$0.3
Interest cost on projected benefit obligation	6.9	6.3	3.8	4.3
Expected return on plan assets	(10.3)	(10.0)	(1.5)	(1.7)
Curtailment	—	0.8	—	—
Amortization of:
Transition (asset)/obligation	(0.5)	(0.7)	1.1	1.1
Prior service cost	0.8	0.7	0.9	0.4
Net gain (loss)	(0.3)	(0.2)	0.1	0.5

Pension and postretirement (income) expense	$(1.4)	$(2.5)	$4.9	$4.9

	Pension Benefits		Other Benefits
(dollars in millions) Nine months ended September 30,	2004	2003	2004	2003

Service cost (benefits earned during the period)	6.1	$7.2	$1.6	$1.3
Interest cost on projected benefit obligation	20.4	21.5	12.2	11.8
Expected return on plan assets	(31.0)	(29.4)	(4.7)	(5.0)
Curtailment	—	0.8	—	—
Amortization of:
Transition (asset)/obligation	(1.4)	(1.9)	3.2	3.2
Prior service cost	2.4	2.4	2.8	1.0
Net gain (loss)	(0.7)	—	1.1	1.1

Pension and postretirement (income) expense	$(4.2)	$0.6	$16.2	$13.4

8.       Business Segment Information

The Company is organized on the basis of products and services. The Company’s segments are strategic business units that offer distinct products and services and are aligned with specific subsidiaries of the Company. The Company operates in five business segments, Local, Wireless, Hardware and Managed Services, Other and Broadband, as described below.

The Company realigned its business segments during the first quarter of 2004. Cincinnati Bell Technology Solutions (“CBTS”), a data equipment and managed services subsidiary, was previously reported in the Broadband segment and is now reported in the Hardware and Managed Services segment. Additionally, the sale of telephony equipment and its associated installation and maintenance business by CBT, previously reported in the Local segment, is now included in the Hardware and Managed Services segment. Accordingly, the historical results of operations of the Local segment, Hardware and Managed Services segment and Broadband segment have been recast to reflect the current segment reporting.

The Local segment, through its CBT subsidiary, provides local voice telephone service, including dozens of enhanced custom calling features, and data services, which include dedicated network access, Gigabit Ethernet (“Gig-E”) and Asynchronous Transfer Mode (“ATM”) based data transport, and high-speed (DSL) and dial-up Internet access, to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. These services are provided by CBT. CBT’s traditional operating market has consisted of approximately 2,400 square miles located within an approximate 25-mile radius of Cincinnati, Ohio. CBT’s network includes 643 Synchronous Optical Network (“SONET”) rings and 2,154 fiber network miles, has full digital switching capability and can provide data transmission services to up to 88% of its residential households via digital subscriber lines (“DSL”).

During 2004, the Company also extended its local service offering by entering the 700 square mile market surrounding Dayton, Ohio. In the greater Dayton market the Company provides service on its own network and by purchasing Unbundled Network Elements (“UNE-L’s or loop”) or UNE-platform (“UNE-P or platform”) from the incumbent local carrier. The Company provides facilities based (UNE-L) services to 25% of its customer base in this market and provides route diversity between its Cincinnati and Dayton networks via two separate fiber routes.

The Wireless segment consists of the operations of the CBW subsidiary, a venture in which the Company owns 80.1% and Cingular, through its Subsidiary AWE, owns the remaining 19.9%. This segment provides advanced, digital voice and data communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. Historically, CBW has operated as an affiliate of Cingular on a Time Division Multiple Access (“TDMA”) protocol. In 2003, CBW also began offering voice service on the Global System for Mobile Communications (“GSM”) protocol and data services on the General Packet Radio Service (“GPRS”), to which CBW plans to migrate its TDMA customer base over the next few years.

The Hardware and Managed Services segment is primarily comprised of the operations of CBTS, an equipment and managed services subsidiary, which provides data center collocation, IT consulting, telecommunications equipment, computer hardware and related installation and maintenance. In March 2004, CBTS sold certain of its assets generally consisting of operating assets outside of the Greater Cincinnati, Ohio operating area for gross proceeds of approximately $3.2 million in cash. During the second quarter of 2004, CBTS paid $1.3 million in working capital adjustments related to the sale.

The Other segment combines the operations of CBAD, Cincinnati Bell Complete Protection (“CBCP”) and Cincinnati Bell Public Communications Inc. (“Public”). CBAD resells long distance voice and audio-conferencing services, CBCP provides security and surveillance hardware and monitoring services for consumers and businesses, and Public provides public payphone services.

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

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment. The Company’s business segment information is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Dollars in millions)	2004	2003	2004	2003

Revenue
Local	$190.4	$193.6	$571.0	$582.7
Wireless	66.2	65.1	197.4	196.9
Hardware and managed services	38.6	41.8	101.1	119.2
Other	20.7	20.8	58.6	61.7
Broadband	—	—	—	332.4
Intersegment	(8.0)	(6.0)	(20.8)	(46.3)

Total Revenue	$307.9	$315.3	$907.3	$1,246.6

Intersegment Revenue
Local	$5.7	$4.2	$15.1	$22.7
Wireless	0.5	0.5	1.6	0.7
Hardware and managed services	1.1	1.1	3.2	3.3
Other	0.7	0.2	0.9	0.5
Broadband	—	—	—	19.1

Total Intersegment Revenue	$8.0	$6.0	$20.8	$46.3

Operating Income
Local	$74.2	$76.4	$215.9	$217.9
Wireless	0.1	19.4	7.8	61.0
Hardware and managed services	3.6	4.7	9.9	13.1
Other	6.8	3.1	11.7	6.6
Broadband	2.8	31.7	4.3	343.9
Corporate	(4.9)	(5.7)	(13.8)	(18.6)

Total Operating Income	$82.6	$129.6	$235.8	$623.9

Capital Additions
Local	$17.9	$20.8	$59.0	$58.0
Wireless	7.1	16.1	22.6	32.2
Hardware and managed services	13.0	0.1	13.5	0.3
Other	0.7	0.3	4.9	0.7
Broadband	—	—	—	3.6

Total Capital Additions	$38.7	$37.3	$100.0	$94.8

Depreciation and Amortization
Local	$29.9	$31.6	$89.6	$93.9
Wireless	20.8	7.5	50.9	22.8
Hardware and managed services	0.2	0.2	0.7	0.4
Other	0.4	0.5	1.2	1.5
Broadband	—	—	—	1.9
Corporate	0.2	—	0.4	0.5

Total Depreciation and Amortization	$51.5	$39.8	$142.8	$121.0

Assets (at September 30, 2004 and December 31, 2003)
Local	$739.0	$771.9
Wireless	365.4	391.8
Hardware and managed services	52.4	44.9
Other	128.5	123.9
Broadband	462.1	477.4
Corporate and Eliminations	239.5	263.6

Total Assets	$1,986.9	$2,073.5

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

The following information sets forth the consolidating balance sheets of the Company as of September 30, 2004 and December 31, 2003, and the consolidating statements of income and cash flows for the periods ended September 30, 2004 and 2003 of: (1) Cincinnati Bell Inc., the Parent Company and guarantor; (2) CBT, the issuer, and; (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Income
(dollars in millions)

	For the three months ended September 30, 2004
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Revenue	$—	$190.4	$125.5	$(8.0)	$307.9
Operating costs and expenses	4.9	116.2	112.2	(8.0)	225.3

Operating income (loss)	(4.9)	74.2	13.3	—	82.6
Equity in earnings (loss) of subsidiaries	47.4	—	—	(47.4)	—
Interest expense and other financing costs	46.1	4.4	5.2	(5.1)	50.6
Other expense (income), net	(5.1)	(0.7)	0.2	5.1	(0.5)

Income (loss) before income taxes	1.5	70.5	7.9	(47.4)	32.5
Income tax expense (benefit)	(16.0)	27.5	3.5	—	15.0

Net income (loss)	17.5	43.0	4.4	(47.4)	17.5
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$14.9	$43.0	$4.4	$(47.4)	$14.9

	For the three months ended September 30, 2003
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Revenue	$—	$203.4	$117.9	$(6.0)	$315.3
Operating costs and expenses	5.7	123.8	62.2	(6.0)	185.7

Operating income (loss)	(5.7)	79.6	55.7	—	129.6
Equity in earnings (loss) of subsidiaries	241.9	—	—	(241.9)	—
Interest expense and other financing costs	59.1	5.3	18.4	(15.6)	67.2
Other expense (income), net	(6.7)	(0.1)	21.0	15.6	29.8

Income (loss) before income taxes	183.8	74.4	16.3	(241.9)	32.6
Income tax expense (benefit)	139.1	26.5	(177.7)	—	(12.1)

Net income (loss)	44.7	47.9	194.0	(241.9)	44.7
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$42.1	$47.9	$194.0	$(241.9)	$42.1

Condensed Consolidating Statements of Income
(dollars in millions)

	For the nine months ended September 30, 2004
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Revenue	$—	$571.0	$357.0	$(20.7)	$907.3
Operating costs and expenses	13.8	355.1	323.3	(20.7)	671.5

Operating income (loss)	(13.8)	215.9	33.7	—	235.8
Equity in earnings (loss) of subsidiaries	135.1	—	—	(135.1)	—
Interest expense	138.8	13.1	13.3	(13.3)	151.9
Other expense (income), net	(13.3)	(0.6)	1.4	13.3	0.8

Income (loss) before income taxes	(4.2)	203.4	19.0	(135.1)	83.1
Income tax expense (benefit)	(47.5)	79.4	7.9	—	39.8

Net income (loss)	43.3	124.0	11.1	(135.1)	43.3
Preferred stock dividends	7.8	—	—	—	7.8

Net income (loss) applicable to common shareowners	$35.5	$124.0	$11.1	$(135.1)	$35.5

	For the nine months ended September 30, 2003
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Revenue	$—	$611.7	$680.7	$(45.8)	$1,246.6
Operating costs and expenses	18.5	384.6	265.4	(45.8)	622.7

Operating income (loss)	(18.5)	227.1	415.3	—	623.9
Equity in earnings (loss) of subsidiaries	665.7	—	—	(665.7)	—
Interest expense	147.6	15.7	66.8	(56.3)	173.8
Other expense (income), net	(23.8)	(0.7)	27.4	56.3	59.2

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	523.4	212.1	321.1	(665.7)	390.9
Income tax expense (benefit)	120.4	75.4	(207.9)	—	(12.1)

Income (loss) from continuing operations and cumulative effect of change in accounting principle	403.0	136.7	529.0	(665.7)	403.0
Cumulative effect of change in accounting principle, net of tax	85.9	86.3	(0.4)	(85.9)	85.9

Net income (loss)	488.9	223.0	528.6	(751.6)	488.9
Preferred stock dividends	7.8	—	—	—	7.8

Net income (loss) applicable to common shareowners	$481.1	$223.0	$528.6	$(751.6)	$481.1

Condensed Consolidating Balance Sheets
(dollars in millions)

	As of September 30, 2004
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$20.5	$1.7	$0.8	$—	$23.0
Receivables, net	1.6	69.5	65.5	—	136.6
Other current assets	5.1	44.9	20.6	24.4	95.0

Total current assets	27.2	116.1	86.9	24.4	254.6
Property, plant and equipment, net	0.9	611.4	248.1	—	860.4
Goodwill and other intangibles, net	—	—	78.6	—	78.6
Investments in and advances to subsidiaries	1,061.5	—	—	(1,061.5)	—
Other noncurrent assets	366.0	11.5	595.9	(180.1)	793.3

Total assets	$1,455.6	$739.0	$1,009.5	$(1,217.2)	$1,986.9

Current portion of long-term debt	$4.7	$4.7	$1.2	$—	$10.6
Accounts payable	0.2	33.2	22.6	—	56.0
Other current liabilities	86.3	76.0	76.1	(30.7)	207.7

Total current liabilities	91.2	113.9	99.9	(30.7)	274.3
Long-term debt, less current portion	1,914.1	261.3	0.2	—	2,175.6
Other noncurrent liabilities	91.4	99.2	71.4	(125.0)	137.0
Intercompany payables	—	7.2	560.2	(567.4)	—

Total liabilities	2,096.7	481.6	731.7	(723.1)	2,586.9
Minority interest	—	—	41.1	—	41.1
Shareowners’ equity (deficit)	(641.1)	257.4	236.7	(494.1)	(641.1)

Total liabilities and shareowners’ equity (deficit)	$1,455.6	$739.0	$1,009.5	$(1,217.2)	$1,986.9

	As of December 31, 2003
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$23.5	$1.7	$0.8	$—	$26.0
Receivables, net	0.1	78.6	61.8	—	140.5
Other current assets	3.6	47.5	42.8	(1.0)	92.9

Total current assets	27.2	127.8	105.4	(1.0)	259.4
Property, plant and equipment, net	1.2	642.9	254.7	—	898.8
Goodwill and other intangibles, net	—	—	88.1	—	88.1
Investments in and advances to subsidiaries	1,095.9	—	—	(1,095.9)	—
Other noncurrent assets	367.0	12.9	584.2	(136.9)	827.2

Total assets	$1,491.3	$783.6	$1,032.4	$(1,233.8)	$2,073.5

Current portion of long-term debt	$5.3	$5.3	$2.7	$—	$13.3
Accounts payable	0.6	38.3	25.6	—	64.5
Other current liabilities	73.5	80.4	87.2	(23.6)	217.5

Total current liabilities	79.4	124.0	115.5	(23.6)	295.3
Long-term debt, less current portion	2,012.1	262.4	—	—	2,274.5
Other noncurrent liabilities	79.2	99.9	78.6	(114.3)	143.4
Intercompany payables	—	28.8	456.7	(485.5)	—

Total liabilities	2,170.7	515.1	650.8	(623.4)	2,713.2
Minority interest	—	—	39.7	—	39.7
Shareowners’ equity (deficit)	(679.4)	268.5	341.9	(610.4)	(679.4)

Total liabilities and shareowners’ equity (deficit)	$1,491.3	$783.6	$1,032.4	$(1,233.8)	$2,073.5

Condensed Consolidating Statements of Cash Flows
(dollars in millions)

	For the nine months ended September 30, 2004
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(47.7)	$203.1	$61.1	$—	$216.5

Capital expenditures	—	(59.0)	(41.0)	—	(100.0)
Other investing activities	0.2	3.0	1.8	—	5.0

Cash flows provided by (used in) investing activities	0.2	(56.0)	(39.2)	—	(95.0)

Issuance of long-term debt	—	—	—	—	—
Capital contributions	169.7	(147.4)	(22.3)	—	—
Repayment of long-term debt	(119.4)	—	—	—	(119.4)
Short-term borrowings (repayments), net	—	(1.7)	0.2	—	(1.5)
Issuance of common shares - exercise of stock options	1.9	—	—	—	1.9
Other financing activities	(7.6)	2.1	—		(5.5)

Cash flows provided by (used in) financing activities	44.6	(147.0)	(22.1)	—	(124.5)

Increase (decrease) in cash and cash equivalents	(2.9)	0.1	(0.2)	—	(3.0)
Beginning cash and cash equivalents	23.5	1.7	0.8		26.0

Ending cash and cash equivalents	$20.6	$1.8	$0.6	$—	$23.0

	For the nine months ended September 30, 2003
	Parent		Other
	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$41.7	$196.4	$(7.5)	$—	$230.6

Capital expenditures	(0.1)	(58.0)	(36.7)	—	(94.8)
Proceeds from sale of broadband assets	—	—	82.7	—	82.7
Other investing activities	3.2	—	(2.2)	—	1.0

Cash flows provided by (used in) investing activities	3.1	(58.0)	43.8	—	(11.1)

Issuance of long-term debt	850.0	—	—	—	850.0
Capital contributions and other intercompany transactions	111.8	(136.2)	24.4	—	—
Repayment of long-term debt	(955.8)	—	(52.3)	—	(1,008.1)
Short-term borrowings (repayments), net	—	(2.7)	(2.0)	—	(4.7)
Issuance of common shares - exercise of stock options	1.6	—	—	—	1.6
Other financing activities	(61.1)	—	(9.2)	—	(70.3)

Cash Flows provided by (used in) financing activities	(53.5)	(138.9)	(39.1)	—	(231.5)

Increase (decrease) in cash and cash equivalents	(8.7)	(0.5)	(2.8)	—	(12.0)
Beginning cash and cash equivalents	38.6	2.6	3.7	—	44.9

Ending cash and cash equivalents	$29.9	$2.1	$0.9	$—	$32.9

7¼% Senior Notes Due 2013 and 8⅜% Senior Subordinated Notes Due 2014

In 2003, the Parent Company issued the 7¼% Senior Notes Due 2013 and 8⅜% Senior Subordinated Notes Due 2014. Both are guaranteed by the following subsidiaries of the Parent Company: Cincinnati Bell Public Communications Inc., ZoomTown.com Inc., Cincinnati Bell Complete Protection Inc., BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services Inc., Cincinnati Bell Wireless Company and Cincinnati Bell Wireless Holdings LLC. No other subsidiaries of the Parent Company guarantee this debt. Each subsidiary guarantor is 100% owned directly and indirectly by the Parent Company and the guarantees are full and unconditional and joint and several. Substantially all of the Parent Company’s income and cash flow is generated by its subsidiaries. Generally, funds necessary to meet the Parent Company’s debt service obligations are provided by distributions or advances from its subsidiaries.

The following information sets forth the consolidating balance sheets of the Company as of September 30, 2004 and December 31, 2003, and the consolidating statements of income and cash flows for the periods ended September 30, 2004 and 2003 of: (1) Cincinnati Bell Inc., the Parent Company and issuer; (2) the guarantor subsidiaries on a combined basis, and; (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Income
(dollars in millions)

	For the three months ended September 30, 2004
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$35.3	$280.6	$(8.0)	$307.9
Operating costs and expenses	4.9	30.2	198.2	(8.0)	225.3

Operating income (loss)	(4.9)	5.1	82.4	—	82.6
Equity in earnings (loss) of subsidiaries	47.4	—	—	(47.4)	—
Interest expense and other financing costs	46.1	2.3	7.3	(5.1)	50.6
Other expense (income), net	(5.1)	0.2	(0.7)	5.1	(0.5)

Income (loss) before income taxes	1.5	2.6	75.8	(47.4)	32.5
Income tax expense (benefit)	(16.0)	(1.5)	32.5	—	15.0

Net income (loss)	17.5	4.1	43.3	(47.4)	17.5
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$14.9	$4.1	$43.3	$(47.4)	$14.9

	For the three months ended September 30, 2003
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$46.9	$274.4	$(6.0)	$315.3
Operating costs and expenses	5.7	39.7	146.3	(6.0)	185.7

Operating income (loss)	(5.7)	7.2	128.1	—	129.6
Equity in earnings (loss) of subsidiaries	241.9	—	—	(241.9)	—
Interest expense and other financing costs	59.1	1.2	22.5	(15.6)	67.2
Other expense (income), net	(6.7)	3.6	17.3	15.6	29.8

Income (loss) before income taxes and cumulative effect of change in accounting principle	183.8	2.4	88.3	(241.9)	32.6
Income tax expense (benefit)	139.1	7.0	(158.2)	—	(12.1)

Net income (loss)	44.7	(4.6)	246.5	(241.9)	44.7
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$42.1	$(4.6)	$246.5	$(241.9)	$42.1

Condensed Consolidating Statements of Income
(dollars in millions)

	For the nine months ended September 30, 2004
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$103.2	$824.8	$(20.7)	$907.3
Operating costs and expenses	13.8	93.5	584.9	(20.7)	671.5

Operating income (loss)	(13.8)	9.7	239.9	—	235.8
Equity in earnings (loss) of subsidiaries	135.1	—	—	(135.1)	—
Interest expense and other financing costs	138.8	6.2	20.2	(13.3)	151.9
Other expense (income), net	(13.3)	1.4	(0.6)	13.3	0.8

Income (loss) before income taxes	(4.2)	2.1	220.3	(135.1)	83.1
Income tax expense (benefit)	(47.5)	(4.7)	92.0	—	39.8

Net income (loss)	43.3	6.8	128.3	(135.1)	43.3
Preferred stock dividends	7.8	—	—	—	7.8

Net income (loss) applicable to common shareowners	$35.5	$6.8	$128.3	$(135.1)	$35.5

	For the nine months ended September 30, 2003
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$160.9	$1,131.5	$(45.8)	$1,246.6
Operating costs and expenses	18.5	144.2	505.8	(45.8)	622.7

Operating income (loss)	(18.5)	16.7	625.7	—	623.9
Equity in earnings (loss) of subsidiaries	665.7	—	—	(665.7)	—
Interest expense and other financing costs	147.6	3.5	79.0	(56.3)	173.8
Other expense (income), net	(23.8)	10.8	15.9	56.3	59.2

Income (loss) before income taxes and cumulative effect of change in accounting principle	523.4	2.4	530.7	(665.7)	390.9
Income tax expense (benefit)	120.4	18.9	(151.4)	—	(12.1)

Income (loss) from continuing operations and cumulative effect of change in accounting principle	403.0	(16.5)	682.2	(665.7)	403.0
Cumulative effect of change in accounting principle, net of tax	85.9	0.1	85.8	(85.9)	85.9

Net income (loss)	488.9	(16.4)	768.0	(751.6)	488.9
Preferred stock dividends	7.8	—	—	—	7.8

Net income (loss) applicable to common shareowners	$481.1	$(16.4)	$768.0	$(751.6)	$481.1

Condensed Consolidating Balance Sheets
(dollars in millions)

	As of September 30, 2004
	Parent
	(Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$20.5	$0.2	$2.3	$—	$23.0
Receivables, net	1.6	31.5	103.5	—	136.6
Other current assets	5.1	6.1	59.4	24.4	95.0

Total current assets	27.2	37.8	165.2	24.4	254.6
Property, plant and equipment, net	0.9	10.9	848.6	—	860.4
Goodwill and other intangibles, net	—	10.2	68.4	—	78.6
Investments in and advances to subsidiaries	1,061.5	249.1	0.1	(1,310.7)	—
Other noncurrent assets	366.0	122.6	484.8	(180.1)	793.3

Total assets	$1,455.6	$430.6	$1,567.1	$(1,466.4)	$1,986.9

Current portion of long-term debt	$4.7	$—	$5.9	$—	$10.6
Accounts payable	0.2	16.5	39.3	—	56.0
Other current liabilities	86.3	18.5	133.6	(30.7)	207.7

Total current liabilities	91.2	35.0	178.8	(30.7)	274.3
Long-term debt, less current portion	1,914.1	—	261.5	—	2,175.6
Other noncurrent liabilities	91.4	36.3	134.3	(125.0)	137.0
Intercompany payables	—	410.3	252.0	(662.3)	—

Total liabilities	2,096.7	481.6	826.6	(818.0)	2,586.9
Minority interest	—	1.5	39.6	—	41.1
Shareowners’ equity (deficit)	(641.1)	(52.5)	700.9	(648.4)	(641.1)

Total liabilities and shareowners’ equity (deficit)	$1,455.6	$430.6	$1,567.1	$(1,466.4)	$1,986.9

	As of December 31, 2003
	Parent
	(Issuer)	Guarantor	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$23.5	$0.1	$2.4	$—	$26.0
Receivables, net	0.1	39.6	100.8	—	140.5
Other current assets	3.6	6.8	83.5	(1.0)	92.9

Total current assets	27.2	46.5	186.7	(1.0)	259.4
Property, plant and equipment, net	1.2	9.5	888.1	—	898.8
Goodwill and other intangibles, net	—	10.3	77.8	—	88.1
Investments in and advances to subsidiaries	1,095.9	276.1	40.0	(1,412.0)	—
Other noncurrent assets	367.0	127.4	469.7	(136.9)	827.2

Total assets	$1,491.3	$469.8	$1,662.3	$(1,549.9)	$2,073.5

Current portion of long-term debt	$5.3	$—	$8.0	$—	$13.3
Accounts payable	0.6	24.5	39.4	—	64.5
Other current liabilities	73.5	19.5	148.1	(23.6)	217.5

Total current liabilities	79.4	44.0	195.5	(23.6)	295.3
Long-term debt, less current portion	2,012.1	—	262.4	—	2,274.5
Other noncurrent liabilities	79.2	34.1	144.4	(114.3)	143.4
Intercompany payables	—	362.0	285.3	(647.3)	—

Total liabilities	2,170.7	440.1	887.6	(785.2)	2,713.2
Minority interest	—	—	39.7	—	39.7
Shareowners’ equity (deficit)	(679.4)	29.7	735.0	(764.7)	(679.4)

Total liabilities and shareowners’ equity (deficit)	$1,491.3	$469.8	$1,662.3	$(1,549.9)	$2,073.5

Condensed Consolidating Statements of Cash Flows
(dollars in millions)

	For the nine months ended September 30, 2004
	Parent		Other
	(Guarantor)	Guarantors	(Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(47.7)	$94.9	$169.3	$—	$216.5

Capital expenditures	—	(7.6)	(92.4)	—	(100.0)
Other investing activities	0.2	—	4.8	—	5.0

Cash flows provided by (used in) investing activities	0.2	(7.6)	(87.6)	—	(95.0)

Capital contributions	169.7	(87.3)	(82.4)	—	—
Repayment of long-term debt	(119.4)	—	—	—	(119.4)
Short-term borrowings (repayments), net		—	(1.5)		(1.5)
Issuance of common shares - exercise of stock options	1.9	—	—	—	1.9
Other financing activities	(7.6)	—	2.1	—	(5.5)

Cash flows provided by (used in) financing activities	44.6	(87.3)	(81.8)	—	(124.5)

Increase (decrease) in cash and cash equivalents	(2.9)	—	(0.1)	—	(3.0)
Beginning cash and cash equivalents	23.5	0.2	2.3		26.0

Ending cash and cash equivalents	$20.6	$0.2	$2.2	$—	$23.0

	For the nine months ended September 30, 2003
	Parent		Other
	(Guarantor)	Guarantors	(Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$41.7	$16.2	$172.7	$—	$230.6

Capital expenditures	(0.1)	(3.7)	(91.0)	—	(94.8)
Proceeds from sale of discontinued operations	—	—	82.7	—	82.7
Other investing activities	3.2	3.8	(6.0)	—	1.0

Cash flows provided by (used in) investing activities	3.1	0.1	(14.3)	—	(11.1)

Issuance of long-term debt	850.0			—	850.0
Capital contributions	111.8	(16.3)	(95.5)	—	—
Repayment of long-term debt	(955.8)	—	(52.3)	—	(1,008.1)
Short-term borrowings (repayments), net	—	—	(4.7)	—	(4.7)
Issuance of common shares - exercise of stock options	1.6	—	—	—	1.6
Other financing activities	(61.1)	—	(9.2)	—	(70.3)

Cash flows provided by (used in) financing activities	(53.5)	(16.3)	(161.7)	—	(231.5)

Increase (decrease) in cash and cash equivalents	(8.7)	—	(3.3)	—	(12.0)
Beginning cash and cash equivalents	38.6	0.2	6.1	—	44.9

Ending cash and cash equivalents	$29.9	$0.2	$2.8	$—	$32.9

10.       Subsequent Event

On November 3, 2004, the Company announced that it is in the process of finalizing a restructuring plan to improve its operating efficiency and more effectively align its cost structure with future business opportunities. The restructuring plan includes a workforce reduction that will be implemented in stages beginning in the fourth quarter 2004 and continuing through December 31, 2006.

The workforce reduction will be accomplished primarily through attrition and a special retirement incentive, which the Company will offer to management and union employees meeting certain age and years of service criteria. Eligible employees wishing to take advantage of the special retirement incentive must respond on or before November 29, 2004 and, as a condition of acceptance, agree to the company’s right to determine the employee’s retirement date. This retirement date cannot extend beyond December 31, 2006. The Company is not required to accept all eligible employees who elect to participate within a department, job or other unit if such acceptances would exceed the maximum number of employees to be reduced in such department, job or unit. In addition to the special retirement incentive, the Company anticipates the need to conduct involuntary workforce reductions in certain parts of its business.

Beginning in the fourth quarter 2004 and continuing through the fourth quarter 2006, the company estimates that it will recognize total charges of up to $40 million, up to $5 million of which will require non-recurring cash payments. The company estimates that it will eliminate 150 to 200 positions over the next year and as many as 400 positions in the aggregate over the two-year course of the restructuring plan.

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

The Company believes its critical accounting policies impact the more significant judgments and estimates used in the preparation of its consolidated financial statements. Additionally, the Company’s senior management has discussed and reviewed the critical accounting policies and estimates with the its Board of Directors’ Audit and Finance Committee. For a more detailed discussion of the application of these and other accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2003 Annual Report on Form 10-K.

Revenue Recognition — The Company recognizes revenue as services are provided. Local access fees are billed monthly, in advance, while revenue is recognized as the services are provided. Postpaid wireless, long distance, switched access, reciprocal compensation and data and Internet product services are billed monthly in arrears, while the revenue is recognized as the services are provided.

The Company bills service revenue in regular monthly cycles, which are dispersed throughout the days of the month. Because the day of each billing cycles rarely coincides with the end of the Company’s reporting period, for usage-based services such as postpaid wireless, long distance and switched access the Company must estimate service revenues earned but not yet billed. The Company bases its estimates upon historical usage and adjusts these estimates during the period in which the Company can determine actual usage, typically in the following reporting period. These adjustments may have a material impact upon operating results of the Company during the period of the adjustment.

The Company recognizes equipment revenue generally upon customer receipt or if contractually specified upon the performance of contractual obligations, such as shipment, delivery, installation or customer acceptance.

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

Income Taxes — The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. As of September 30, 2004, the Company had $701.1 million in net deferred tax assets. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards.

As of December 31, 2003, and after the sale of substantially of all of the Company’s broadband segment assets in the second quarter of 2003, the Company had $1.9 billion in federal tax net operating loss carry-forwards, with a value of $656.6 million. The tax loss carryforwards are available to the Company to offset taxable income in current and future periods. The Company expects to utilize approximately $65 million of the federal tax net operating loss carryforwards during 2004. The tax loss carryforwards will generally expire between 2011 and 2023 and are not currently limited under U. S. tax laws. Based on current income levels and anticipated future reversal of existing temporary differences the Company will utilize its federal net operating loss carryforwards within their expiration periods.

In addition, the company has state and local deferred tax assets primarily related to tax operating loss carryforwards with a value of $341.2 million. The Company has a $261.7 million valuation allowance related to these state and local tax assets. This allowance was provided due to uncertainties about the ultimate realization of certain state and local tax loss carryforwards prior to their expiration.

The Company determines its effective tax rate by dividing its income tax expense by its net income before taxes as reported in its statement of income. For reporting periods prior to the end of the Company’s fiscal year, the Company records income tax expense based upon an estimated annual effective tax rate. This rate is computed using the statutory tax rate and an estimate of annual net income adjusted for an estimate of non-deductible expenses.

The Company has certain non-deductible expenses, including interest expense related to securities issued to acquire its broadband business. Because of this non-deductible interest, the Company’s effective tax rate exceeds the statutory rate and because the non-deductible expenses remain a fixed amount per reporting period, the effective tax rate will vary inversely with the amount of its net income before tax.

Allowances for Uncollectible Accounts Receivable — The Company establishes the allowances for uncollectible accounts using both percentages of aged accounts receivable balances to reflect the historical average of credit losses and specific provisions for certain large, potentially uncollectible balances. The Company believes its allowance for uncollectible accounts is adequate based on the methods previously described. However, if one or more of the Company’s larger customers were to default on its accounts receivable obligations, or general economic conditions in the Company’s operating area deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established. Approximately 7% of the Company’s outstanding accounts receivable balances are with entities located within its geographic operating areas. Regional and national telecommunications companies account for the remainder of the Company’s accounts receivable balances. No one entity or collection of legally affiliated entities represents 10% of the outstanding accounts receivable balances.

Estimated Lives and Depreciation of Property, Plant and Equipment —The Company’s provision for depreciation of telephone plant is determined on a straight-line basis using the whole life and remaining life methods. Provision for depreciation of other property is based on the straight-line method over the estimated economic useful life. Repairs and maintenance expense items are charged to expense as incurred.

The Company estimates the useful lives of plant and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of the Local segment plant and equipment is depreciated using the group method, which develops a depreciation rate (annually) based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. The estimated life of the group changes as the composition of the group of assets changes and their related lives. Such estimated life of the group is based on historical experience with similar assets, as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than expected, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of deprecation and amortization expense in future periods. A one-year decrease or increase in the useful life of these assets would increase or decrease depreciation and amortization expense by approximately $15.3 million and $10.7 million, respectively. The Company has reviewed these types of assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairments, the Company follows the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

During the fourth quarter of 2003, the Company revised the estimated economic useful life of its wireless TDMA network due to the expected migration of its TDMA customer base to its GSM/GPRS network. The Company shortened its estimate of the remaining economic useful life of its TDMA network to December 31, 2006. This has resulted in a $20.7 million increase in accumulated depreciation since September 30, 2003. If the migration to GSM/GPRS technology occurs more rapidly than the Company’s current estimates and the existing TDMA network can not be effectively redeployed, the Company may be required to revise its estimate further or record an impairment charge related to its TDMA network.

Technological change, which occurs more rapidly than expected, may have the affect of shortening the estimated depreciable life of other network and operating assets that the Company employs. This could have a substantial impact on the consolidated depreciation expense and net income of the consolidated Company.

Prior to the beginning of 2003, the Company estimated net removal costs for outside plant assets of CBT and to the extent these costs exceeded gross salvage values, the Company increased its periodic depreciation expense to capture the difference between estimated net removal costs and gross salvage values in accumulated depreciation. When the Company retired these assets and expended the net removal costs, the Company recognized net removal costs as a reduction to accumulated depreciation.

In connection with the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), effective January 1, 2003, the Company removed the then existing accrued costs for the removal of outside telephone plant from the accumulated depreciation accounts. These accrued costs totaled $85.9 million, net of taxes, which the Company recognized as income. Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements.

Since the Company had previously accrued for net removal costs in excess of salvage value in depreciation expense, depreciation expense for CBT was $6.7 million lower in 2003 than it would have otherwise been absent this accounting change. In total, CBT’s depreciation expense declined by $21.0 million in 2003 from $146.7 million in 2002 to $125.7 in 2003. CBT expensed $2.2 million of cost of products and services in 2003 related to net removal costs in excess of salvage value.

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

Competition from new or more cost effective technologies could affect the Company’s ability to generate cash flow from its network-based services. This competition could ultimately result in an impairment of certain of the Company’s tangible or intangible assets. This could have a substantial impact on the operating results of the consolidated Company.

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

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the new Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 is effective as of the first interim period beginning after June 15, 2004. The Company adopted FSP 106-2 during the third quarter of 2004 and recorded a $0.9 million adjustment to reduce postretirement medical expense, of which $0.6 million related to the first and second quarter of 2004.

Results of Operations

The financial results for the three and nine months ended September 30, 2004 and 2003 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Income and Comprehensive Income on page 1 of this quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW

Revenue

Consolidated revenue totaled $307.9 million in the third quarter of 2004, which was $7.4 million, or 2%, less than the same quarter in 2003. For the nine-month period ended September 30, 2004, revenue decreased $339.3 million, or 27%, compared to the same period in 2003, from $1,246.6 million to $907.3 million. The primary reason for the revenue decline was the sale of substantially all the broadband assets. As a result of the sale, the Broadband segment no longer generated revenue, which represented a decrease of $332.4 million (or $302.1 million net of intercompany eliminations) in the first nine months of 2004 compared to the same period in 2003. The Hardware and Managed Services segment revenue decreased $3.2 million and $18.1 million in the third quarter and first nine months of 2004, respectively, primarily due to the sale of Cincinnati Bell Technology Solutions Inc.’s (“CBTS”) out-of-territory assets in the first quarter of 2004. Additionally, the Local segment revenue declined $3.2 million and $11.7 million during the third quarter and first nine months of 2004, respectively, due to declining access lines, offset substantially by revenue growth from DSL transport and dial-up Internet access.

Refer to Discussion of Operating Segment Results on page 32 of this Report on Form 10-Q for detailed discussion of revenue by segment.

Costs and Expenses

Cost of services and products totaled $118.3 million in the third quarter of 2004 and $361.4 million year-to-date in 2004 compared to $122.5 million and $551.2 million in the respective periods in 2003. These amounts represent decreases of $4.2 million, or 3%, for the quarter, and $189.8 million, or 34%, year-to-date. The Broadband segment contributed decreases of $227.7 million ($202.8 million net of intercompany eliminations) during the first nine months of 2004 as a result of the sale of substantially all of the broadband assets. The Hardware and Managed Services segment cost of services and products decreased $0.3 million in the quarter and $10.1 million year-to-date due primarily to the sale of the CBTS’ out-of-territory assets. Wireless cost of services and products increased by $3.4 million in the quarter and $17.6 million year-to-date due primarily to the costs associated with increased handset sales from both an increase in new gross customer additions and existing TDMA customers purchasing GSM handsets to migrate their service to the new GSM network. The Local and Other segments contributed decreases in cost of services and products of $6.1 million in the quarter and $15.3 million year-to-date. The Local segment decline was due to a $4.0 million decrease in operating tax expense related to a change in Ohio law

Selling, general and administrative (“SG&A”) expenses of $53.9 million in the third quarter of 2004 decreased $6.8 million, or 11%, compared to the third quarter of 2003. For the nine-month period ended September 30, 2004, SG&A expenses of $165.6 million decreased $125.3 million, or 43%, compared to the same period in 2003. The year-to-date decrease was primarily due to the sale of substantially all the broadband assets in the second quarter of 2003. The SG&A decrease associated with the broadband assets sold was $126.1 million during first nine months of 2004. The decrease was partially offset by an increase in customer acquisition expenses in the Local and Wireless segments.

Depreciation expense increased by 14%, or $5.7 million, to $45.4 million in the third quarter of 2004 compared to $39.7 million in the third quarter of 2003. Year-to-date, depreciation expense increased to $135.7 million from $120.6 million, or 13%. The increase in both periods was primarily driven by additional depreciation related to a decrease in estimated economic useful lives of the TDMA network assets and depreciation related to the GSM/GPRS network launched in the fourth quarter of 2003.

Amortization expense of $6.1 million in the third quarter of 2004 and $7.1 million through the first nine months of 2004 relates to roaming and trade name agreements in the Wireless segment. Amortization expense in the third quarter of 2004 increased by $6.0 million compared to the third quarter of 2003. For the first nine months of 2004, amortization expense increased by $6.7 million compared to the same period in 2003. The increase in both periods was a result of $5.6 million in accelerated amortization related to the change in estimated economic useful life of certain roaming and trade name agreements as a result of the merger between Cingular and AWE on October 26, 2004.

During the first nine months of 2003, a $2.6 million reversal was recorded to the restructuring expense due to a settlement related to a contract termination and a $0.8 million reversal was recorded due to a change in estimate related to other terminations of contractual obligations.

The Broadband segment recorded a gain on sale of broadband assets of $37.3 million during the third quarter of 2003 and $336.3 million during the first nine months of 2003. A detailed discussion of the sale of the broadband business is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements.

As a result of the above, operating income decreased by $47.0 million, to $82.6 million in the third quarter of 2004 compared to $129.6 million in the third quarter of 2003. Operating income for the first nine months of 2004 decreased by $388.1 million compared to the same period in 2003, or from $623.9 million to $235.8 million. The year-to-date decrease in operating income was primarily due to the aforementioned gain on sale of broadband assets recorded in 2003.

Minority interest expense of $.02 million in the third quarter of 2004 and $1.5 million in the first nine months of 2004 relate to the 19.9% minority interest of Cingular in the net income of Cincinnati Bell Wireless LLC (“CBW”). Minority interest expense decreased $12.3 million and $41.0 million in the third quarter and first nine months of 2004, respectively, compared to the prior year periods as a result of a $23.3 million decline resulting from the exchange of the 12½% Junior Exchangeable Preferred Stock of BRCOM (the “12½% Preferreds”) for common stock of the Company in August 2003 and a decline in the net income of CBW.

Interest expense of $50.6 million in the third quarter of 2004 decreased $16.6 million, or 25%, compared to $67.2 million recorded in the third quarter of 2003. This was primarily the result of a $9.7 million reduction in amortization of note issuance costs pertaining to the write-off of deferred financing costs related to the prepayment of the Company’s credit facilities in July 2003 which did not occur in 2004. Additional decreases of $1.4 million and $2.6 million, respectively, were the result of a 1% decrease in average interest rates and a $196 million decrease in average outstanding borrowings on the Company’s credit facility. Also, the Company employed fixed-to-floating interest rate swaps in June 2004, reducing interest expense by $2.5 million in comparison the prior year when the Company was swapping its floating rate debt to fixed.

For the first nine months of 2004, interest expense of $151.9 million was $21.9 million, or 13%, less than the $173.8 million incurred during the prior year period. Decreases of $4.0 million and $25.0 million, respectively, were the result of a 1% reduction in the average interest rates and a $666.0 million decrease in average outstanding borrowings on the Company’s credit facility (that resulted primarily from debt restructuring). Additional decreases of $18.2 million and $7.5 million, respectively, were the result of lower amortization of note issuance costs and interest rate swaps pursuant to the reasons noted above. Partially offsetting these decreases was an approximate $35 million in increased interest expense that resulted from the issuance of high-yield debt and mezzanine financing in order to restructure maturities and provide necessary liquidity.

The Company had income tax expense of $15.0 million in the third quarter of 2004 compared to a benefit of $12.1 million in the same period in 2003. For the first nine months of 2004, the Company recorded $39.8 million of income tax expense compared to a benefit of $12.1 during the first nine months of 2003. The increase is primarily the result of the fourth quarter 2003 reversal of the Company’s deferred income tax valuation allowance as a result of the substantial resolution of uncertainties related to BRCOM’s liquidity. The effective income tax rate for the nine months ended September 30, 2004 is 48%, which differs from the federal statutory rate primarily due to certain non-deductible interest expense and state income taxes. The Company has substantial state and federal operating loss tax carryforwards that can be used to offset taxable income. As a result, the Company expects to make cash payments of less than $5 million related to income taxes in 2004.

As a result of the items previously discussed, income before cumulative effect of change in accounting principle decreased $27.2 million in the third quarter of 2004 to $17.5 million compared to $44.7 million in the third quarter of 2003 and decreased $359.7 million in the first nine months of 2004 to $43.3 million compared to $403.0 million in the first nine months of 2003. In addition, the corresponding diluted earnings per share totaled $0.06 and $0.14 in the third quarter and first nine months of 2004, respectively, compared to diluted earnings per share of $0.19 and $1.79 in the respective prior year periods.

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

Discussion of Operating Segment Results

The Company realigned its business segments during the first quarter of 2004. CBTS, a data equipment and managed services subsidiary, was previously reported in the Broadband segment and is now reported in the Hardware and Managed Services segment. Additionally, the sale of telephony equipment and its associated installation and maintenance business of Cincinnati Bell Telephone (“CBT”), previously reported in the Local segment, is now included in the Hardware and Managed Services segment. Accordingly, the historical results of operations of the Local segment, Hardware and Managed Services segment and Broadband segment have been recast to reflect the current segment reporting.

LOCAL

The Local segment, through its CBT subsidiary, provides local voice telephone service, including dozens of enhanced custom calling features, and data services, which include dedicated network access, Gigabit Ethernet (“Gig-E”) and Asynchronous Transfer Mode (“ATM”) based data transport, and high-speed (DSL) and dial-up Internet access, to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. These services are provided by CBT. CBT’s traditional operating market has consisted of approximately 2,400 square miles located within an approximate 25-mile radius of Cincinnati, Ohio. CBT’s network includes 643 Synchronous Optical Network (“SONET”) rings and 2,154 fiber network miles, has full digital switching capability and can provide data transmission services to up to 88% of its residential households via digital subscriber lines (“DSL”).

During 2004, the Company also extended its local service offering by entering the 700 square mile market surrounding Dayton, Ohio. In the greater Dayton market the Company provides service on its own network and by purchasing Unbundled Network Elements (“UNE-L’s or loop”) or UNE-platform (“UNE-P or platform”) from the incumbent local carrier. The Company provides facilities based (UNE-L) services to 25% of its customer base in this market and provides route diversity between its Cincinnati and Dayton networks via two separate fiber routes.

	(Unaudited)				(Unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Revenue
Voice	$130.1	$133.7	$(3.6)	(3)%	$391.6	$403.9	$(12.3)	(3)%
Data	51.0	48.3	2.7	6%	151.7	146.7	5.0	3%
Other services	9.3	11.6	(2.3)	(20)%	27.7	32.1	(4.4)	(14)%

Total revenue	190.4	193.6	(3.2)	(2)%	571.0	582.7	(11.7)	(2)%
Operating Costs and Expenses:
Cost of services and products	53.2	56.3	(3.1)	(6)%	165.4	175.1	(9.7)	(6)%
Selling, general and administrative	33.1	29.3	3.8	13%	99.9	95.5	4.4	5%
Depreciation	29.9	31.6	(1.7)	(5)%	89.6	93.9	(4.3)	(5)%
Restructuring	—	—	—	n/m	0.2	—	0.2	n/m
Asset impairments and other	—	—	—	n/m	—	0.3	(0.3)	(100)%

Total operating costs and expenses	116.2	117.2	(1.0)	(1)%	355.1	364.8	(9.7)	(3)%
Operating income	$74.2	$76.4	$(2.2)	(3)%	$215.9	$217.9	$(2.0)	(1)%
Operating margin	39.0%	39.5%		+0 pt	37.8%	37.4%		+0 pt

Revenue

Local service revenue of $190.4 million during the third quarter of 2004 and $571.0 in the first nine months of 2004 decreased 2% in both periods, or $3.2 million and $11.7 million, respectively, compared to the third quarter and first nine months of 2003. Revenue declines related to access line losses were partially offset by revenue growth from DSL transport and dial-up Internet access.

Voice revenue, which includes local service, switched access, information services and value-added services revenues, of $130.1 million and $391.6 million in the third quarter and first nine months of 2004 decreased 3% in both periods, or $3.6 million and $12.3 million, respectively, compared to the third quarter and first nine months of 2003. Revenue decreased due to fewer access lines in service, which declined 1.6% from 994,000 at September 30, 2003 to 978,000 at September 30, 2004.

Data revenue consists of data transport, high-speed Internet access (including DSL), dial-up Internet access, digital trunking and Local Area Network (“LAN”) interconnection services. Revenue in the third quarter of 2004 was $51.0 million, representing a $2.7 million, or 6%, increase compared to the third quarter of 2003. During the first nine months of 2004, revenue increased $5.0 million, compared to the first nine months of 2003. The increases were primarily due to the increase in DSL subscribers. As a result, the Local segment in territory revenue per consumer household (local revenue divided by average primary access lines) increased to $47.74 and $47.37 in the third quarter and first nine months of 2004, respectively, compared to $46.99 and $46.52 in the third quarter and first nine months of 2003.

The Company’s “Super bundle”, Custom ConnectionsSM, added 41,700 subscribers in the first nine months of 2004, bringing such subscribers to 113,200, growing 58% compared to December 31, 2003. The Company’s Custom Connections offers local, long distance, wireless, DSL and the Company’s value-added service package, Complete Connections®, on a single bill at a price lower than that for which the customer could buy all of the services individually. An aggressive marketing campaign, favorable bundled pricing associated with the Custom ConnectionsSM bundle, and increased market demand, has driven increased subscribers for the Company’s ZoomTown DSL offering. In the first nine months of 2004, the Company’s DSL service offering grew to 122,800 subscribers with 23,300 net subscriber additions representing 33% growth over the 17,800 net subscribers added during the first nine months of 2003. As of September 30, 2004, 88% of CBT’s access lines in its incumbent local exchange operating territory were loop-enabled for DSL transport with a penetration of approximately 12.6% of total access lines, up from 9.3% at September 30, 2003.

In March, 2004, the Company launched its bundled service offer in Dayton, Ohio, resulting in the acquisition of 6,900 access lines during the third quarter, bringing its total access lines outside its incumbent local exchange operating territory service lines to 26,400, representing 3% of total access lines at September 30, 2004. Access lines in territory declined by 7,900 in the quarter, or by 3.4% compared to September 30, 2003. Including the additions from out-of-territory, total access lines declined by 1.6% compared to September 30, 2003.

Other services revenue of $9.3 million and $27.7 million during the third quarter and first nine months of 2004 decreased $2.3 million and $4.4 million, respectively, compared to the third quarter and first nine months of 2003. Other services revenue declines were substantially due to a decrease in wiring revenue.

Costs and Expenses

Cost of services and products decreased $3.1 million, or 6%, to $53.2 million in third quarter of 2004 compared to the same period in 2003 and decreased $9.7 million, or 6%, in the first nine months of 2004 compared to the same period in 2003. The decreases were primarily due to a decline in operating taxes of approximately $2.8 million and $3.9 million, respectively. Due to a change in Ohio law, CBT is no longer subject to franchise taxes based on gross receipts, but instead will be subject to state and local income tax and is included in the combined Ohio state income tax return with other Cincinnati Bell operating companies. Additionally, cost of goods sold and material costs declined $2.5 million during the first nine months of 2004 related to lower material costs associated with the decrease in wiring revenue compared to the first nine months of 2003.

SG&A expenses increased 13%, or $3.8 million, to $33.1 million in the third quarter of 2004 and 5%, or $4.4 million, in the first nine months of 2004 compared to the same periods in 2003. In comparison to the third quarter of 2003, payroll expenses increased $1.7 million as a result of normal wage increases and higher benefit expenses offset by a reduction in headcount. Year-to-date, bad debt expense decreased $2.0 million primarily due to a bad debt charge of $1.5 million in the second quarter of 2003. This partially offset $3.1 million of increased advertising expense related to increased DSL and Dayton local customer additions.

Depreciation expense of $29.9 million decreased $1.7 million, or 5%, in the third quarter of 2004 and decreased $4.3 million, or 5%, in the first nine months of 2004 compared to the same periods in 2003. A decrease in depreciable assets, reduced capital spending and revisions to depreciation rates contributed to the reduction in depreciation expense.

Operating Income

As a result of the above, operating income decreased $2.2 million, or 3%, to $74.2 million and operating margin remained nearly flat in the third quarter of 2004 compared to the same period in 2003. Operating income decreased $2.0 million to $215.9 million and operating margin remained flat in the first nine months of 2004 compared to the same period in 2003.

WIRELESS

The Wireless segment consists of the operations of CBW, a venture in which the Company owns 80.1% and Cingular (formerly AT&T Wireless) owns the remaining 19.9%. The Wireless segment provides advanced digital personal communications services and related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. Historically, CBW has operated using the Time Division Multiple Access (“TDMA “) protocol. In 2003, CBW also began offering voice service on the Global System for Mobile Communications (“GSM”) protocol and data services on the General Packet Radio Service (“GPRS”), to which CBW plans to migrate its TDMA customer base over the next few years. The Company entered into an agreement on August 4, 2004 with a subsidiary of Cingular and AWE whereby the parties restructured the CBW joint venture effective upon consummation of the merger agreement between Cingular and AWE (refer to “Commitments and Contingencies” on page 46 below for a description of the agreement).

Revenue

	(Unaudited)					(Unaudited)
(dollars in millions	Three Months Ended September 30,					Nine Months Ended September 30,
except operating metrics)	2004	2003	$ Change	% Change		2004	2003	$ Change	% Change

Revenue
Service	$61.7	$61.9	$(0.2)	—		$184.9	$187.7	$(2.8)	(1)%
Equipment	4.5	3.2	1.3	41%		12.5	9.2	3.3	36%

Total revenue	66.2	65.1	1.1	2%		197.4	196.9	0.5	—
Operating Costs and Expenses:
Cost of services and products	30.3	26.9	3.4	13%		95.7	78.1	17.6	23%
Selling, general and administrative	13.3	11.3	2.0	18%		38.8	35.0	3.8	11%
Depreciation	14.7	7.4	7.3	99%		43.9	22.5	21.4	95%
Amortization	6.1	0.1	6.0	n/m		7.0	0.3	6.7	n/m
Asset impairments and other charges	1.7	—	1.7	n/m		4.2	—	4.2	n/m

Total operating costs and expenses	66.1	45.7	20.4	45%		189.6	135.9	53.7	40%
Operating income	$0.1	$19.4	$(19.3)	(99)%		$7.8	$61.0	$(53.2)	(87)%
Operating margin	0.2%	29.8%		(30	) pts	4.0%	31.0%		(27	) pts
Operating metrics
Postpaid ARPU*	$54.89	$58.53	$(3.64)	(6)%		$55.42	$57.86	$(2.44)	(4)%
Prepaid ARPU*	$19.40	$18.58	$0.82	4%		$20.14	$19.93	$0.21	1%
Postpaid CPGA**	$379.0	$388.0	$(9.0)	(2)%		$401.0	$388.0	$13.0	3%
Prepaid CPGA**	$110.9	$42.0	$68.9	n/m		$102.7	$49.0	$53.7	110%

*The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue by the average subscriber base for the period. For a given period, the average subscriber base is calculated by adding subscribers at the beginning of the period to subscribers at the end of the period and dividing the sum by two.

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

Wireless segment revenue increased $1.1 million, or 2%, to $66.2 million during the third quarter of 2004 and increased $0.5 million to $197.4 million during the first nine months of 2004 compared to the same periods in 2003. Equipment revenue increased $1.3 million and $3.3 million in the third quarter and first nine months of 2004 primarily due to an increase in new service activations and existing customers purchasing new handsets to switch their service to the Company’s new GSM service, which was offset by declines in postpaid service revenue. Postpaid service revenue decreased approximately $1.3 million during the third quarter of 2004 and $4.2 million during the first nine months of 2004 compared to the same period in 2003. During the third quarter of 2004, postpaid service revenue declines were primarily due to lower roaming revenues. Year-to-date declines were primarily due to lower roaming revenues and customer migrations to lower priced service plans, which more than offset a 3% increase in subscribers compared to September 30, 2003. As a result, postpaid ARPU decreased to $54.89 in the third quarter of 2004 compared to $58.53 in the third quarter of 2003. Postpaid subscribers increased by 9,200 compared to September 30, 2003 to approximately 308,100. Prepaid service revenue increased 12% during the third quarter of 2004 and increased 5% during the first nine months of 2004 compared to prior year periods. As of September 30, 2004 prepaid subscribers totaled approximately 171,100 bringing total wireless subscribers to approximately 479,200, or 14%, of the population in CBW’s licensed operating territory. During the first nine months of 2004, a 5% increase in prepaid subscribers increased prepaid revenue compared to the first nine months of 2003. During the third quarter of 2004 prepaid ARPU increased 4% compared the third quarter of 2003.

Average monthly postpaid customer churn increased to 3.68% in the third quarter of 2004 compared to 1.87% in the third quarter of in 2003. Additionally, average monthly prepaid customer churn increased to 5.87% in the third quarter compared to 4.52% in the third quarter of 2003. These increases are the result of a combination of factors, which include a June 2004 price increase on CBW’s more competitive rate plans and network quality issues. The Company expects to resolve these quality issues, enabling churn levels to trend back to more historic levels.

Costs and Expenses

Cost of services and products consists largely of the costs of equipment sales to both new and existing subscribers, network operation costs, incollect expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), operating taxes and customer service expenses. These cost and expenses increased $3.4 million, or 13%, to $30.3 million during third quarter of 2004 and increased $17.6 million, or 23%, to $95.7 million during the first nine months of 2004 compared to the prior year periods. These increases were due primarily to a $3.6 million and $14.4 million increase in the cost of handsets and accessories, and an increase in customer care and other expenses of $1.2 million and $3.5 million during the third quarter and first nine months of 2004, respectively. The increases were driven by the aforementioned increase in new service activations and an increase in handsets sold to existing subscribers including TDMA network subscribers migrating to the GSM network. These increases were partially offset by a decrease in network operating expense of $1.3 million, or 9%, during third quarter of 2004 and $0.3 million, or 1%, for the first nine months of 2004 versus comparable periods in 2003. These decreases were driven by the launch of the GSM network, which decreased incollect expense in comparison to incollect expense incurred on the TDMA network.

SG&A expenses primarily include certain customer acquisition expenses, including advertising, distribution and promotional expenses. These expenses increased by $2.0 million and $3.8 million in the third quarter and first nine months of 2004, respectively, due to an increase in customer acquisition expenses of $1.3 million and $5.0 million, respectively.

CPGA, a measure of the Company’s cost to acquire new customers, was $379.0 for postpaid subscribers for the third quarter of 2004, a $9.0, or 2%, decrease over the third quarter of 2003. Prepaid CPGA was $110.9 in the third quarter of 2004, a $68.9 increase over the third quarter of 2003. The decrease in postpaid CPGA was primarily due to a larger number of new activations spreading fixed costs over a larger base. Increased handset subsidies partially offset the lower per unit fixed costs. Prepaid CPGA increased primarily as a result of post-sale promotions and higher handset costs including fewer new activations on used TDMA handsets.

CPGA was $401.0 for postpaid subscribers for the first nine months of 2004, a $13.0, or 3%, increase over the first nine months of 2003. Prepaid CPGA was $102.7 in 2004, a $53.7, or 110%, increase over the first nine months of 2003. The increases in both prepaid and postpaid CPGA are due primarily to higher handset subsidies cost and advertising in the first nine months of 2004 compared to the first nine months of 2003. The increase in handset subsidies per gross addition was driven by an increase in handset upgrades by existing subscribers due to customer migrations to GSM handsets from TDMA handsets. These equipment sales increased handset subsidy costs, without a corresponding activation, driving CPGA higher.

Depreciation expense of $14.7 million increased $7.3 million, or 99%, in the third quarter of 2004 and increased $21.4 million, or 95%, to $43.9 million in the first nine months of 2004 compared to the same periods in 2003. The increases in both periods was a result of $5.3 million and $15.9 million in additional depreciation related to the change in estimated economic useful life of the TDMA network to December 31, 2006 and increased depreciation related to the GSM/GPRS network.

Amortization expense of $6.1 million increased $6.0 million in the third quarter of 2004 and increased $6.7 million to $7.0 million in the first nine months of 2004 compared to the same periods in 2003. The increase in both periods was a result of $5.6 million in accelerated amortization related to the change in estimated economic useful life of certain roaming and trade name agreements as a result of the merger between Cingular and AWE on October 26, 2004.

Asset impairment charges of $1.7 million and $4.2 million in the quarter and first nine months of 2004, respectively, were recorded to write-down certain assets which were no longer in service.

Operating Income

As a result of the items discussed above, operating income decreased $19.3 million, or 99%, to $0.1 million and operating margin decreased 30 points to 0.2% in the third quarter of 2004 compared to the same period in 2003. Operating income decreased $53.2 million, or 87%, to $7.8 million and operating margin decreased 27 points to 4% in the first nine months of 2004 compared to the same period in 2003.

HARDWARE AND MANAGED SERVICES

The Hardware and Managed Services segment is comprised of the operations within CBTS, an equipment and managed services subsidiary, which provides data center collocation, IT consulting, telecommunications equipment, computer hardware and related installation and maintenance. In March 2004, CBTS sold certain operating assets generally consisting of operating assets outside of the Greater Cincinnati, Ohio area for approximately $3.2 million in cash. During the second quarter of 2004, CBTS paid $1.3 million in working capital adjustments related to the sale. Subsequent to March 31, 2004, due to the sale of the out-of-territory assets, the Company expects revenue for the segment to decline by approximately $15.0 million per quarter during 2004, partially offset by hardware sales to customers referred by the buyer of the out-of-territory assets, as sales agent.

	(Unaudited)					(Unaudited)
	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2004	2003	$ Change	% Change		2004	2003	$ Change	% Change

Revenue
Hardware	$24.0	$22.8	$1.2	5%		$56.9	$64.5	$(7.6)	(12)%
Managed services	14.6	19.0	(4.4)	(23)%		44.2	54.7	(10.5)	(19)%

Total revenue	38.6	41.8	(3.2)	(8)%		101.1	119.2	(18.1)	(15)%

Operating Costs and Expenses:
Cost of services and products	31.0	31.3	(0.3)	(1)%		79.2	89.3	(10.1)	(11)%
Selling, general and administrative	3.8	5.6	(1.8)	(32)%		12.4	17.6	(5.2)	(30)%
Depreciation	0.2	0.2	—	—		0.7	0.4	0.3	75%
Asset impairments and other charges	—	—	—	—		(1.1)	—	(1.1)	n/m
Gain on sale of assets	—	—	—	n/m		—	(1.2)	1.2	(100)%

Total operating costs and expenses	35.0	37.1	(2.1)	(6)%		91.2	106.1	(14.9)	(14)%

Operating income	$3.6	$4.7	$(1.1)	(23)%		$9.9	$13.1	$(3.2)	(24)%
Operating margin	9.3%	11.2%		(2	) pts	9.8%	11.0%		(1	) pt

Revenue

Hardware revenue of $24.0 million during the third quarter of 2004 and $56.9 million in the first nine months of 2004 increased 5%, or $1.2 million, and decreased 12%, or $7.6 million, respectively compared to the third quarter of 2003 and the first nine months of 2003. The increase during the third quarter was primarily due to several large equipment sales and hardware sales including $4.0 million to customers referred by the buyer of the out-of territory assets, as sales agent,. The year-to-date decrease was primarily due to the sale of out-of-territory assets.

Managed services revenue of $14.6 million during the third quarter of 2004 and $44.2 million in the first nine months of 2004 decreased 23%, or $4.4 million, and 19%, or $10.5 million, respectively compared to the third quarter of 2003 and the first nine months of 2003. The decreases were primarily due to the sale of out-of-territory assets, price reductions and customer attrition.

Costs and Expenses

Cost of services and products decreased $0.3 million, or 1%, to $31.0 million, in third quarter of 2004 compared to the same period in 2003 and decreased $10.1 million, or 11%, to $79.2 million, in the first nine months of 2004 compared to the same periods in 2003. The decrease in cost of services was primarily associated with the decrease in revenue discussed above.

SG&A expenses decreased 32%, or $1.8 million, to $3.8 million in the third quarter of 2004 and 30%, or $5.2 million, in the first nine months of 2004 compared to the same periods in 2003. The decreases were due to lower payroll and related expenses of $1.8 million and $5.0 million, respectively, driven by a decrease in facilities costs and lower headcount as a result of the sale of the out-of-territory assets.

In conjunction with the sale of the out-of-territory assets discussed above, the Hardware and Managed Services segment recorded a gain of $1.1 million during the first nine months of 2004.

Operating Income

As a result of above, the Hardware and Managed Services segment’s operating income decreased $1.1 million, or 23%, to $3.6 million in the third quarter of 2004 and decreased $3.2 million, or 24%, to $9.9 million in the first nine months of 2004 compared to same prior year periods. Additionally, operating margin decreased 2 points to 9% in the third quarter of 2004 and decreased 1 point to 10% in the first nine months of 2004 compared to the same periods in 2003.

OTHER

The Other segment combines the operations of Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Complete Protection (“CBCP”) and Cincinnati Bell Public Communications Inc. (“Public”). CBAD resells long distance voice services and audio-conferencing, CBCP provides security hardware and monitoring for consumers and businesses, and Public provides public payphone services.

	(Unaudited)					(Unaudited)
	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2004	2003	$ Change	% Change		2004	2003	$ Change	% Change

Revenue	$20.7	$20.8	$(0.1)	—		$58.6	$61.7	$(3.1)	(5)%
Costs and Expenses:
Cost of services and products	9.5	12.5	(3.0)	(24)%		35.6	41.2	(5.6)	(14)%
Selling, general and administrative	4.0	4.7	(0.7)	(15)%		10.1	12.3	(2.2)	(18)%
Depreciation and amortization	0.4	0.5	(0.1)	(20)%		1.2	1.5	(0.3)	(20)%
Asset impairments and other	—	—	—	n/m		—	0.1	(0.1)	n/m

Total costs and expenses	13.9	17.7	(3.8)	(21)%		46.9	55.1	(8.2)	(15)%
Operating income	$6.8	$3.1	$3.7	n/m		$11.7	$6.6	$5.1	77%
Operating margin	32.9%	14.9%		+18	pts	20.0%	10.7%		+9	pts

Revenue

Other segment revenue of $20.7 million in the third quarter of 2004 remained flat compared to the third quarter of 2003. Year-to-date Other segment revenue of $58.6 million decreased 5%, or $3.1 million compared to the first nine months of 2003.

CBAD’s revenue was $16.1 million and remained flat in the third quarter of 2004 compared to the third quarter of 2003. Year-to-date CBAD’s revenue decreased $2.5 million, or 5%, in the first nine months of 2004 compared to the same periods in the prior year due to a 7% decline in long distance minutes. Price increases initiated in 2003 and 2004 have partially offset the decrease in long distance minutes for the first nine months of 2004. CBAD had approximately 554,800 subscribed access lines as of September 30, 2004 in the Cincinnati and Dayton, Ohio operating areas, representing an increase of 12,700 lines, or 2%, compared to September 30, 2003. CBAD’s Cincinnati market share for which a long distance carrier is selected was 74% in the consumer market and 47% in the business market from 70% and 45%, respectively, compared to September 30, 2003. The Company’s residential market share has increased as a function of the decline in the Local segment’s residential access lines in service while business market share has increased as result of both increases in long distance customers and decreases in the Local segment’s business access lines in service. CBCP’s revenue remained flat during the third quarter of 2004 and decreased $0.1 million during the first nine months of 2004 compared to the same respective periods in 2003. Public revenue decreased $0.8 million and $1.1 million to $2.9 million and $8.8 million during the third quarter and first nine months of 2004, respectively, compared to the same respective periods in 2003 as payphone usage continued to decline.

Costs and Expenses

Cost of services and products totaled $9.5 million in the third quarter of 2004 and $35.6 million year-to-date in 2004, representing a decrease of 24% and 14%, respectively, compared to the prior year periods. The decrease in cost of services was due primarily to decreased access charges at CBAD of $6.0 million and $9.8 million during the third quarter and first nine months of 2004, respectively, due to lower access charges per long distance minute associated with Company’s installation of long distance switching equipment in June 2004 and the negotiation of lower wholesale long distance minute costs.

SG&A expenses decreased $0.7 million, or 15%, to $4.0 million and $2.2 million, or 18%, to $10.1 million in the third quarter and first nine months of 2004 compared to the prior year periods. These decreases were primarily due to decreased bad debt expense.

Operating Income

As a result of the above, the Other segment reported operating income of $6.8 million, an increase of $3.7 million in the third quarter of 2004 compared to the third quarter of 2003. Operating margin showed similar improvements, increasing eighteen points from a margin of 15% in the third quarter of 2003 to 33% in the third quarter of 2004. Year-to-date, operating income of $11.7 million increased $5.1 million, or 77% compared to the first nine months of 2003. Operating margin showed similar improvements, increasing nine points from a margin of 11% in the first nine months of 2003 to 20% in the first nine months of 2004.

BROADBAND

During the second and third quarter of 2003, the Company completed the sale of substantially all of its broadband assets (Refer to Note 2 of Notes to the Condensed Consolidated Financial Statements). Subsequent to the sale, the Company retained certain obligations. During the third quarter and first nine months of 2004, the Company extinguished approximately $5.9 million and $16.1 million of obligations related to the Broadband segment.

Subsequent to the closing of the asset sale, the Broadband segment consists of retained liabilities not transferred to the buyers. Prior to the sale of the broadband assets, revenue for the Broadband segment was generated from broadband transport (which included revenue from IRU’s), switched voice services, data and Internet services (including data collocation and managed services) and other services. These transport and switched voice services were generally provided over the Broadband segment’s national optical network, which comprised approximately 18,700 route miles of fiber-optic transmission facilities.

	(Unaudited)				(Unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Revenue
Broadband transport	—	—	—	—	—	159.3	(159.3)	(100)%
Switched voice services	—	—	—	—	—	111.9	(111.9)	(100)%
Data and Internet	—	—	—	—	—	59.5	(59.5)	(100)%
Other services	—	—	—	—	—	1.7	(1.7)	(100)%

Total revenue	—	—	—	—	—	332.4	(332.4)	(100)%
Costs and Expenses:
Cost of services and products	—	(0.5)	0.5	(100)%	—	202.8	(202.8)	(100)%
Selling, general and administrative	(2.7)	6.1	(8.8)	n/m	(2.7)	123.4	(126.1)	(102)%
Depreciation	—	—	—	—	—	1.9	(1.9)	(100)%
Restructuring	—	—	—	—	—	(3.4)	3.4	(100)%
Asset impairments and other	(0.1)	—	(0.1)	n/m	(1.6)	0.1	(1.7)	n/m
Gain on sale of broadband assets	—	(37.3)	37.3	(100)%	—	(336.3)	336.3	(100)%

Total costs and expenses	(2.8)	(31.7)	28.9	(91)%	(4.3)	(11.5)	7.2	(63)%
Operating income	$2.8	$31.7	$(28.9)	(91)%	$4.3	$343.9	$(339.6)	(99)%
Operating margin	n/m	n/m		n/m	n/m	103.5%		n/m

Revenue

Broadband segment revenue decreased 100% in the third quarter and first nine months of 2004 compared to the same periods in 2003 due to the sale of substantially all of the Company’s broadband assets.

Costs and Expenses

Cost of services and products in the third quarter and first nine months of 2003 primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers and costs incurred for network construction projects. In the third quarter and first nine months of 2004, cost of services and products amounted to zero, compared to $202.8 million incurred during the first nine months of 2003, due to the sale of substantially all of the Company’s broadband assets.

During the third quarter and first nine months of 2004, SG&A expenses primarily consisted of the reversal of certain operating tax reserves totaling $2.9 million partially offset by legal fees related to the extinguishment of certain remaining liabilities. SG&A expenses decreased in the third quarter and first nine months of 2004 from $6.1 million and $123.4 million in the third quarter and first nine months of 2003, respectively, due to the sale of substantially all of the Company’s broadband assets.

During the first nine months of 2004, the Broadband segment recorded a gain of $1.6 million related to the sale of assets previously written off and favorable settlements of certain indemnification liabilities were recorded.

Financial Condition, Liquidity, and Capital Resources

Capital Investment, Resources and Liquidity

The Company’s local, wireless and DSL networks are capital intensive and require a certain level of investment for strategic expansion, incremental revenue-generating penetration of bundled services, cost and productivity improvements, technology enhancement initiatives and maintenance of the networks. The Company seeks to invest in its infrastructure in an amount that will provide for preservation of current revenue streams and provide for future growth. The Company currently expects this level of investment to remain in the range of 10% to 12% of revenue. The Company is also governed by debt covenants that specify a maximum level of capital investment in any given year. The Company believes that this maximum level of capital investment is sufficient to maintain its current revenue streams and provide for future growth.

Broadband Asset Sale

During 2003, certain of BRCOM subsidiaries sold substantially all of the operating assets of certain of BRCOM’s operating subsidiaries. The buyer paid a cash purchase price of $82.7 million of which $62.2 million was received in the second quarter of 2003 and the remaining $20.5 was received in the third quarter of 2003. The Company recorded a gain on sale of broadband assets of $336.7 million, which comprised of $299.0 million recorded in the second quarter of 2003 and the remaining $37.7 in the third quarter of 2003. The selling subsidiaries also received a 3% equity interest in the buyer.

In accordance with the terms of the Purchase Agreement, the buyer of the broadband business provided the BRCOM selling subsidiaries with a calculation of cash EBITDA (as defined in the Purchase Agreement) minus capital expenditures for the broadband business for the period from July 1, 2003 to July 1, 2004. If annual cash EBITDA minus capital expenditures for such period was negative $48.0 million or less, the BRCOM selling subsidiaries are required to pay to the buyers an amount equal to 35% of the difference between negative $48.0 million and the amount of annual cash EBITDA minus capital expenditures, provided that the obligation for such reimbursement may not exceed $10 million. The Company previously recorded a $10.0 million liability related to this purchase price adjustment. On July 30, 2004, the Company received notice from the buyer contending that it was owed the full $10.0 million reimbursement. On November 3, 2004, the Company paid the buyer $10.0 million in full satisfaction of this last remaining purchase price adjustment.

Credit Facilities

The Company has sufficient liquidity to fund operations for the foreseeable future. As of September 30, 2004, the Company had credit facilities with a total capacity of $866.8 million, which consists of $396.8 million in revolving credit and $470.0 million in term loans that mature fully on March 1, 2006 and June 30, 2008, respectively. Of its $866.8 million of total capacity, the Company had drawn $19.0 million and $470.0 million in revolving and term debt, respectively, and had outstanding letters of credit totaling $12.4 million, leaving $365.4 million in additional borrowing availability under the credit facility. In addition to its borrowing availability under its credit facilities, the Company expects to generate cash flow from operations.

As a result of the issuance of the 16% notes, the 7¼% Senior notes due 2013, the 8⅜% notes due 2014, scheduled repayments, and the Company’s $50.0 million permanent prepayment of credit facility term loans during the second quarter 2004, the total capacity available under its credit facilities was reduced from $1,825.0 million as of December 31, 2002 to $866.8 million as of September 30, 2004. The $396.8 million in revolving credit capacity begins to amortize in 2005 when four equal quarterly commitment reductions of $30.8 million each will reduce available capacity on the revolver to $273.6 million, subsequently decreasing to zero on the March 1, 2006 maturity date. The $470.0 million in term loans capacity is currently maturing at 1% per annum, payable quarterly at approximately $1.2 million per quarter until third quarter 2007 when approximately 24% of the remaining balance will come due each quarter for four consecutive quarters ending on June 30, 2008.

The terms of the 16% notes, the 7¼% Senior notes due 2013, the 8⅜% notes due 2014 and the credit facilities limit the Company’s ability to make future investments in or fund the operations of BRCOM and its subsidiaries. Specifically, the Company and its other subsidiaries may not make investments in or fund the operations of BRCOM and its subsidiaries beyond an aggregate amount of $118.0 million after October 1, 2002. As of September 30, 2004, the Company had the ability to invest an additional $49.1 million in BRCOM and its subsidiaries based on these provisions. The Company believes that its available liquidity is sufficient to meet BRCOM’s remaining obligations.

Interest rates charged on borrowings under the revolving and term credit facilities were 425 and 250 basis points above the London Interbank Offered Rate (“LIBOR”), respectively, or 6.27% and 4.52%, respectively, based on the LIBOR rate as of September 30, 2004. Based on the Company’s variable rate indebtedness as of September 30, 2004, if the Company’s credit facilities were fully drawn, a 1% increase in the average borrowing rate would result in approximately $8.7 million in annual incremental interest expense. The commitment fees applied to the unused amount of revolving credit facility borrowings are 62.5 basis points.

The Company is subject to financial covenants in association with the credit facilities. These financial covenants require that the Company maintain certain debt to EBITDA (as defined in the credit facility agreement), senior secured debt to EBITDA and interest coverage ratios as well as limit its capital expenditures. The facilities also contain certain covenants which, among other things, may restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default and no additional borrowings under the credit facilities would be available until the default was waived or cured. The Company was in compliance with all covenants set forth in its credit facilities and the indentures governing its other debt as of September 30, 2004.

Subject to certain limited exceptions, borrowings under the credit facilities are required to be prepaid:

(1)	in an amount equal to 75% of excess cash flow (as defined in the credit facility agreement) calculated on an annual basis and payable to the credit facility lenders on the 90th day following the end of each fiscal year. As of September 30, 2004, the Company estimated the excess cash flow amount required to be prepaid in the first quarter of 2005 to be zero, while amounts for periods subsequent to that are based on the best estimates currently available to the Company;

(2)	in an amount equal to 100% of net cash proceeds of certain sales, leases, transfers or other dispositions of assets by the Company or its subsidiaries subject to reinvestment rights in certain cases;

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2004:

			Noncancelable	Unconditional
	Debt	Capital Leases	operating lease	purchase
(dollars in millions)	(excluding discount)	(excluding interest)	obligations	obligations*	Total

October 1, 2004 - September 30, 2005	$5.8	$4.8	$9.9	$47.5	$68.0
October 1, 2005 - September 30, 2006	43.7	2.9	7.6	32.0	86.2
October 1, 2006 - September 30, 2007	4.7	1.4	6.9	30.4	43.4
October 1, 2007 - September 30, 2008	455.8	0.7	7.2	28.9	492.6
October 1, 2008 - September 30, 2009	371.5	0.7	7.3	27.4	406.9
Thereafter	1,323.8	6.4	128.2	6.8	1,465.2

Total	$2,205.3	$16.9	$167.1	$173.0	$2,562.3

* Amount includes $3.3 million and $8.4 million of expected cash funding contributions to the pension trust and postretirement trust, respectively. These amounts are included in 2004 as the Company is obligated to make these cash funding contributions. The Company has not included obligations beyond 2004, as the amounts are not estimable.

As discussed above, for periods ending September 30, 2006 and 2007, the Company estimates $50 million to $80 million, respectively, each year in additional payments pursuant to the payment provisions under the credit facilities based on current trends in the Company’s business and certain anticipated future developments, to the extent they can be measured. These amounts are not included in the debt maturity schedule above for the periods ending September 30, 2006 and 2007. It is not necessary to calculate payments related to the excess cash flow provision for periods subsequent to September 30, 2007 since the payment of all amounts remaining under the credit facilities upon the June 30, 2008 maturity date are included in the debt maturity table above.

Current maturities of long-term debt of $10.6 million at September 30, 2004 consisted of approximately $4.7 million in scheduled principal payments on long-term debt and $1.1 million of other current debt in addition to $4.8 million related to the current portion of capital leases. The Company expects to have the ability to meet its current debt obligations through cash flows generated by its operations.

Cingular Wireless Corporation (“Cingular”), through its subsidiary AT&T PCS LLC (“AWE”), maintains a 19.9% ownership in the Company’s CBW subsidiary. In response to the acquisition (the “Merger”) of AWE by Cingular announced on February 17, 2004, the Company entered into an agreement on August 4, 2004 with a subsidiary of Cingular whereby the parties restructured the CBW joint venture effective on October 26, 2004, the date of consummation of the Merger (the “Agreement”). Specifically, under the Agreement, the Company has a right to purchase AWE’s interest in CBW at a price of $85.0 million if purchased at any time prior to September 30, 2005, plus interest at an annual rate of 5%, compounded monthly, from the date of the Agreement. Thereafter, the Company may purchase the minority interest for $83.0 million, beginning on September 30, 2005 plus interest at an annual rate of 5%, compounded monthly, thereafter. In addition, at any time beginning on September 30, 2005 (or earlier, if the member committee calls for additional capital contributions which call has not been approved by AWE or Cingular), AWE or Cingular has a right to require the Company to purchase its interest in CBW at the purchase price of $83.0 million, plus interest at an annual rate of 5%, compounded monthly, from September 30, 2005 if the purchase has not closed prior to such date.

Other

As of the date of this filing, the Company maintains the following credit ratings:

			Fitch	Moody's
Entity	Description	Standard and Poor's	Rating Service	Investor Service

CBB	Corporate Credit Rating	B+	BB-	B1
CBT	Corporate Credit Rating	BB-	BB+	Ba2
CBB	Outlook	negative	stable	positive

The Company does not have any downgrade triggers that would accelerate the maturity dates of its debt or increase the interest rate on its debt.

On November 3, 2004, the Company announced that it is in the process of finalizing a restructuring plan to improve its operating efficiency and more effectively align its cost structure with future business opportunities. The restructuring plan includes a workforce reduction that will be implemented in stages beginning in the fourth quarter 2004 and continuing through December 31, 2006.

The workforce reduction will be accomplished primarily through attrition and a special retirement incentive, which the Company will offer to management and union employees meeting certain age and years of service criteria. Eligible employees wishing to take advantage of the special retirement incentive must respond on or before November 29, 2004 and, as a condition of acceptance, agree to the company’s right to determine the employee’s retirement date. This retirement date cannot extend beyond December 31, 2006. The Company is not required to accept all eligible employees who elect to participate within a department, job or other unit if such acceptances would exceed the maximum number of employees to be reduced in such department, job or unit. In addition to the special retirement incentive, the Company anticipates the need to conduct involuntary workforce reductions in certain parts of its business.

Beginning in the fourth quarter 2004 and continuing through the fourth quarter 2006, the company estimates that it will recognize total charges of up to $40 million, up to $5 million of which will require non-recurring cash payments. The company estimates that it will eliminate 150 to 200 positions over the next year and as many as 400 positions in the aggregate over the two-year course of the restructuring plan.

Commitments and Contingencies

Commitments

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services, which remains in effect until June 30, 2008. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting, technical support and customer support services for the Company. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. During the second quarter of 2004, the Company and Convergys renegotiated the contract, which extended the contract through December 31, 2010, reduced prices for certain provided services by Convergys and reduced the Company’s annual commitment in 2004 and 2005 to $35.0 million from $45.0 million. During the calendar year 2003, the Company paid a total amount of $40.0 million under the contract. Beginning in 2006, the minimum commitment will be reduced 5% annually.

On February 17, 2004, Cingular announced its intent to acquire AWE. Cingular presently competes with CBW. In response to the proposed Merger, the Company entered into an agreement on August 4, 2004 with a subsidiary of Cingular and AWE whereby the parties restructured the CBW joint venture effective upon the consummation of the Merger which occurred on October 26, 2004. Specifically, under this Agreement, the Company has a right to purchase AWE’s interest in CBW at a price of $85.0 million if purchased at any time prior to September 30, 2005, plus interest at an annual rate of 5%, compounded monthly, from the date of the Agreement. Thereafter, the Company may purchase the minority interest for $83.0 million, plus interest at an annual rate of 5%, compounded monthly beginning on September 30, 2005. In addition, at any time beginning on September 30, 2005 (or earlier, if the member committee calls for additional capital contributions which call has not been approved by AWE), AWE has a right to require the Company to purchase its interest in CBW at the purchase price of $83.0 million, plus interest at an annual rate of 5%, compounded monthly, from September 30, 2005 if the purchase has not closed prior to such date. Effective upon consummation of the Merger, the parties also amended certain provisions of the CBW Operating Agreement to eliminate the non-competition restrictions, reduce the member committee to three persons, eliminate the right of AWE or Cingular to appoint any members of the member committee, and limit the circumstances in which AWE or Cingular will retain approval rights over the actions of CBW. In addition, the parties released various claims against each other and terminated various commercial and operating agreements and arrangements previously in place between AWE and CBW. The Agreement also prohibits AWE or Cingular from selling its interest to a third party prior to September 30, 2005, except for a tag-along right in the event of a sale by the Company of its interest in CBW. In the event the Company sells any interest in CBW within six months of the purchase of AWE’s interest, the Company will pay to AWE or Cingular the difference between the sales price for each individual interest sold in that transaction and what it paid to AWE for each individual CBW Membership unit. The parties also agreed to engage in discussions concerning a possible strategic transaction, but are under no obligation to enter into any such transactions.

The parties also entered into new commercial roaming agreements which became effective upon consummation of the Merger. These agreements include reciprocal roaming agreements between Cingular and CBW for both TDMA and GSM customers, and between AWE and CBW for the continued use by CBW of AWE’s 10 MHz A-Block Spectrum in Dayton through April 2007, and portions of AWE’s 10MHz of A-Block spectrum in Cincinnati through September 2005, in each case unless there is a change of control of CBW after the Merger. The new roaming agreements reduce rates for both CBW and Cingular compared to those in the previous agreements between CBW, AWE and Cingular. Both the TDMA and GSM agreements are for a five year term, except that Cingular may terminate in the event of a change in control of CBW, and either party may terminate the TDMA agreement after June 2006 in the event that the party would discontinue operation of its respective TDMA network. The Company expects that these rates will significantly reduce the Company’s roaming expenses, offsetting the possible loss of roaming revenue, so as to be substantially neutral to recurring operating income. In the third quarter of 2004, the Company recorded roaming revenue of $3 million and roaming expense of $7 million. Additionally, both CBW and Cingular have agreed within 90 days of consummation of the Merger to cease broadcasting the AWE TDMA Systems Operator Code (“SOC”) within Cincinnati and Dayton. The SOC determines in which priority sequence the subscriber’s handset utilizes the available TDMA networks in a given geography. CBW has broadcast this SOC in its operating territory since it began operations. Cingular may resume broadcasting the SOC beginning in March 2007. At that time, CBW may have difficulties in continuing to operate its TDMA network as its customers may first roam on Cingular’s network rather than CBW’s network. CBW has announced its intention to fully migrate its subscriber base to GSM before then.

In conjunction with this Agreement, the Company obtained all required consents and amendments from appropriate lenders and debt holders in order to enter into and to consummate the Agreement. The Company also anticipates it will have sufficient liquidity in order to exercise its call option or fulfill the put obligation that could be exercised by Cingular and AWE.

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

On September 24, 2004, Judge Walter Rice issued an Order granting in part and denying in part the Company’s motion to dismiss. The Order indicates that a more detailed opinion will follow within 90 days. Until the detailed opinion is issued, there is no way of knowing which portions of the case have been dismissed. In the interim, Judge Rice directed that the stay of discovery will remain in effect. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

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

On October 6, 2004, the Judge issued a Scheduling Order in these matters. According to the Scheduling Order, discovery may commence immediately and must be completed by November 15, 2005. The trial is tentatively scheduled to take place in May 2006. A ruling on the Company’s motion to dismiss is still pending. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

Sandy Wynn v. Cincinnati Bell Wireless Company and Cincinnati Bell Wireless, LLC, Case No. A0407822, Hamilton County Court of Common Pleas.

On September 28, 2004, attorneys for Sandy Wynn filed a class action complaint against Cincinnati Bell Wireless Company and Cincinnati Bell Wireless, LLC (hereinafter collectively referred to as “CBW”) in Hamilton County Court of Common Pleas. The complaint alleges that Ms. Wynn and similarly-situated customers of CBW were wrongfully assessed roaming charges for wireless phone calls made or received within CBW’s Home Service Area and/or within major metropolitan areas on the AT&T Wireless Network. The complaint asserts several causes of action, including negligent and/or intentional misrepresentation, breach of contract, fraud, unjust enrichment, conversion and violation of the Ohio Consumer Sales Practices Act. Plaintiff seeks economic and punitive damages on behalf of herself and all similarly-situated customers of CBW. The Company is vigorously defending this matter. The timing and outcome of this matter is not currently predictable.

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

The change in cash and cash equivalents is explained in the preceding discussion of capital investment, resources and liquidity or in the cash flow discussion below. The decrease in accounts receivable of $3.9 million was primarily the result of a decrease in revenue, improved collections and the sale of CBTS’ out-of-territory assets. The decrease of $38.4 million in net property, plant and equipment was primarily due to the sale of certain assets and depreciation expense of $135.7 million, offset by capital expenditures of $100.0 million.

The decrease in long-term debt of $98.9 million was repaid utilizing cash generated by operations. Accounts payable decreased $8.5 million, or 13%, primarily due a decrease in capital spending and timing of vendor payments.

Cash Flow

In the first nine months of 2004, the Company generated cash from operating activities of $216.5 million, which was $14.1 million, or 6%, less than in the prior year period. This decrease was primarily attributable to the decline in the profitability of the Company’s wireless segment due to increased acquisition costs associated with the introduction of its GSM/GPRS network, partially offset by favorable changes in working capital items. The Company also experienced higher cash consumption with regard to working capital on behalf of its ongoing businesses. This was primarily due to payments on accrued liabilities that had increased in the last half of 2003 as a result of higher GSM-network related capital expenditures at Cincinnati Bell Wireless. Offsetting these declines, however, was an improvement resulting from the sale of the broadband business in June 2003, which was operating at a cash deficit prior to the sale of the Company’s broadband assets.

The Company’s investing activities included outflows for capital expenditures and inflows from the sale of equity investments and assets. Capital expenditures during the first nine months of 2004 totaled $100.0 million, $5.2 million higher than the $94.8 million incurred during the first nine months of 2003. In the first nine months of 2003, the Company received $82.7 million from the sale of certain assets of its broadband business and $3.8 million from the sale of its entire equity investment in Terabeam, offset by $4.3 million in fees related to the sale of the BRCOM assets. In 2004, the Company received $1.9 million from the sale of certain assets of CBTS generally consisting of operating assets outside its current operating area net of working capital adjustments.

During the first nine months of 2004, the Company reduced borrowings under its credit facilities by $119.4 million primarily as a result of cash provided by operating activities. This is $888.7 million less than during the first nine months of 2003, when the Company reduced borrowings under its credit facility with the net proceeds of $350 million from the 16% senior subordinated notes, $500 million from the 7¼% senior notes due 2013 and approximately $50 million of the proceeds from the sale of the broadband business.

The Company incurred no debt issuance costs during the first nine months of 2004, in comparison to the $65.1 million incurred during the first nine months of 2003 as a result of the aforementioned capital structure transactions. The Company also paid approximately $7.8 million and $5.2 million in preferred stock dividends during the first nine months of 2004 and 2003, respectively.

Primarily as a net result of the transactions noted above, the Company used $124.5 million of its cash flows for financing activities during the first nine months of 2004, which was $107.0 million less than during the same period in 2003.

As of September 30, 2004, the Company held $23.0 million in cash and cash equivalents. The Company’s primary sources of cash will be cash generated by operations and borrowings from the Company’s revolving credit facility. The primary uses of cash will be for funding the maintenance and strategic expansion of the local and wireless networks; interest and principal payments on the Company’s credit facilities, 16% notes, 7¼% Senior notes due 2013, 7¼% Senior notes due 2023, 8⅜% notes, and CBT notes; dividends on the 6¾% cumulative convertible preferred stock; working capital; and the extinguishment of the remaining liabilities in the Company’s Broadband segment up to the maximum amount permitted under the terms of the 16% notes and Credit Agreement.

Regulatory Matters and Competitive Trends

Federal — The Telecommunications Act of 1996 (the “1996 Act”), including the rules subsequently adopted by the FCC to implement the 1996 Act, can be expected to impact CBT’s in-territory local exchange operations in the form of greater competition. The FCC’s rules have changed from time to time as a result of judicial review and further actions by the FCC and are expected to continue to change in the future. These changes can be expected to affect both CBT’s traditional local exchange operating market and its Dayton out-of-territory operations.

On June 15, 2004, a decision by the D.C. Circuit Court of Appeals vacated a number of FCC rulings made in connection with its Triennial Review. As a result, the Company’s out-of-territory operations, primarily in the greater Dayton area, may no longer be able to obtain certain network elements, such as mass market local switching and the so-called UNE-platform (“UNE-P”), from other incumbent telephone companies as unbundled network elements at TELRIC rates. Unless the decision is reversed or the FCC promulgates valid new rules reinstating UNE-P, the Company will have to negotiate new commercial rates and terms, which will likely make it more expensive for the Company to provide local services in Dayton. On August 20, 2004, the FCC released an order requiring incumbent telephone companies to continue providing unbundled network elements on the same terms and conditions as they did on June 15, 2004, until the earlier of the effective date of new unbundling rules to be promulgated by the FCC, or six months after publication of the order in the Federal Register. For six months thereafter, any elements no longer required to be unbundled by the new FCC rules would continue to be available at higher rates to existing customers only.

On October 18, 2004, the FCC released an order announcing that, effective October 8, 2004, it would forbear from enforcing its “growth cap” and “new markets” limits on payment of reciprocal compensation for traffic delivered to internet service providers. The growth cap had limited internet service providers to charging for the volume of traffic they had in 2001 with a 10% growth factor; the new markets rule prohibited charging for internet traffic in a market where the parties had not previously exchanged such traffic. This order could have the effect of requiring CBT to pay additional reciprocal compensation to certain internet service providers.

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

The Company and SBC Communications Inc. (“SBC”) have agreed to new rate increases for certain UNE’s in Ohio effective November, 2004. These increases will increase the Company’s costs in its greater Dayton operations by approximately 20% per affected access line.

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

The Company intends to protect and grow its market position through incremental wireless and DSL customer acquisitions, particularly into service bundles that include an access line. In support of these expectations, in February 2004 the Company launched an aggressive marketing campaign titled “You Add, We Subtract”, designed to further promote bundled suites of communications services on a single bill for a reduced flat monthly fee.

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

CBW is one of six active wireless service providers in the Cincinnati and Dayton, Ohio metropolitan market areas, including Cingular, Sprint PCS, T-Mobile, Verizon and Nextel, all of which are nationally known and well funded. The Company anticipates that continued competition will likely continue to cause the market prices for wireless products and services to decline in the future. CBW’s ability to compete will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Furthermore, as evidenced by the recent acquisition of AWE by Cingular, there has been a trend in the wireless communications industry towards consolidation through joint ventures, reorganizations and acquisitions. The Company expects this consolidation to lead to larger competitors with greater resources and more service offerings than CBW. On August 4, 2004, the Company entered into an agreement with Cingular which restructures the CBW joint venture and which, among other things, allows Cingular and CBW to compete against one another in the Cincinnati and Dayton markets. However, CBW’s implementation of GSM/GPRS should improve the Company’s ability to compete by selling new products such as advanced data services, lower incremental capital expenditures per subscriber, and minimize additional investment in the legacy TDMA network.

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

In June 2004, the Company entered into a series of interest rate swaps with total notional amounts of $100 million that qualify for fair value hedge accounting and expire in January 2014. The interest rate swaps are designated as fair value hedges of a portion of the 8⅜% senior subordinated notes due 2014. Fair value hedges are hedges that eliminate the risk of changes in the fair value of underlying assets and liabilities. The interest rate swaps are recorded at their fair value and the carrying value of the 8⅜% senior subordinated notes due 2014 is adjusted by the same corresponding value in accordance with the shortcut method of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As of September 30, 2004, the fair value of interest rate swap contracts was $3.7 million.

Potential nonperformance by counterparties to the swap agreements exposes the Company to a certain amount of credit risk due to the possibility of counterparty default. Because the Company’s only counterparties in these transactions are financial institutions that are at least investment grade, it believes the risk of counterparty default is minimal.

Item 4.       Controls and Procedures

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No significant deficiencies or material weaknesses were identified in the evaluation. There were no changes to internal controls over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

The information required by this Item is included in Note 6 of the Notes to the Condensed Consolidated Financial Statements on page 12 of this quarterly report.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit
Number	DESCRIPTION
(3.1)(a)	Amended Articles of Incorporation of Cincinnati Bell (Exhibit (3.1)(a) to Form S-4 dated July 17, 2003, File No. 1-8519).

(3.1)(b)	Amended Regulations of Cincinnati Bell (Exhibit (3.2) to Registration Statement No. 2-96054).

(4)(b)(i)	Rights Agreement dated as of April 29, 1997, between Broadwing and The Fifth Third Bank which includes the form of Certificate of Amendment to the Amended Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (Exhibit 4.1 to Broadwing’s Registration Statement on Form 8-A filed on May 1, 1997).

Exhibit
Number	DESCRIPTION
(4)(b)(ii)	Amendment No. 1 to the Rights Agreement dated as of July 20, 1999, between the Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 1 of Broadwing’s Registration Statement on Form 8-A filed on August 6, 1999).

(4)(b)(iii)	Amendment No. 2 to the Rights Agreement dated as of November 2, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 2 of Broadwing’s Registration Statement on Form 8-A filed on November 8, 1999).

(4)(b)(iv)	Amendment No. 3 to the Rights Agreement dated as of June 10, 2002, between Broadwing and The Fifth Third Bank. (Exhibit 1 to Amendment No. 3 of Broadwing’s Registration Statement on Form 8-A filed on July 2, 2002).

(4)(c)(i)	Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023. (Exhibit 4-A to Form 8-K, date of report July 12, 1993, File No. 1-8519).

(4)(c)(ii)	Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report October 27, 1993, File No. 1-8519).

(4)(c)(iii)	Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Form 8-K, date of report November 30, 1998, File No. 1-8519).

(4)(c)(vi)(1)	Indenture dated as of March 26, 2003, by and among Broadwing Inc., as Issuer, Cincinnati Bell Public Communications Inc., ZoomTown.com Inc, Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services Inc., Broadwing Financial LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless Holdings LLC and Broadwing Holdings Inc. as Guarantors, and The Bank of New York, as trustee, in connection with $350,000,000 of Broadwing Inc. Senior Subordinated Discount Notes Due 2009. (Exhibit (4)(c)(vi) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)(2)	First Supplemental Indenture dated as of October 30, 2003 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the guarantors party thereto, and the Bank of New York, as trustee, governing the Senior Subordinated Discount Notes due 2009 (Exhibit (4)(c)(vi) (2) to Form 10-Q for the nine months ended September 30, 2003, File No. 1-8519).

(4)(c)(vi)(3)	Second Supplemental Indenture dated as of March 12, 2004 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the guarantors party thereto, and the Bank of New York, as trustee, governing the Senior Subordinated Discount Notes due 2009 (Exhibit (4)(c)(vi) (3) to Form 10-Q for the six months ended June 30, 2004, File No. 1-8519).

Exhibit
Number	DESCRIPTION
(4)(c)(vi)(4)	Third Supplemental Indenture dated as of August 4, 2004 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the guarantors party thereto, and the Bank of New York, as trustee, governing the Senior Subordinated Discount Notes due 2009 (Exhibit (4)(c)(vi) (4) to Form 10-Q for the six months ended June 30, 2004, File No. 1-8519).

(4)(c)(vii)	Warrant Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(vii) to Form 10-K for 2002, File No. 1-8519) (Exhibit (4)(c)(vii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(viii)	Exchange and Registration Rights Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(viii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(ix)	Equity Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(ix) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(x)(1)	Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(1) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(x)(2)	First Amendment to Purchase Agreement, dated as of December 9, 2002 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(2) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(x)(3)	Amendment to Purchase Agreement, dated as of April 30, 2004 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(3) to Form 10-Q for the Quarter ended March 31, 2004, File No. 1-8519).

(4)(c)(xi)	Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Pell Public Communications Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Telecommunications Services Inc., and ZoomTown.com Inc., as Guarantors, and the Bank of New York, as Trustee, in connection with Cincinnati Bell 7 1/4% Senior Notes due 2013 (Exhibit (4)(c)(xi) on Form S-4 dated July 17, 2003, File No. 1-8519).

(4)(c)(xii)	Indenture dated as of November 19, 2003, by and among Cincinnati Bell Inc., as Issuer, BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Bell Public Communications Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Telecommunications Services Inc. and ZoomTown.com Inc., as Guarantors, and The Bank of New York, as Trustee, in connection with Cincinnati Bell 8 3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit (4)(c)(xiii) to Registration Statement No. 333-110940).

Exhibit
Number	DESCRIPTION
(4)(c)(xii)	No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(i)(1.1)	Third Amendment and Restatement of the Credit Agreement dated as of November 17, 2003, among Cincinnati Bell Inc. (f/k/a Broadwing Inc.), and BCSI Inc. (f/k/a Broadwing Communications Services Inc.), as the Borrowers, the Initial Lenders, the Initial Issuing Banks and the Swing Line Banks named therein, Bank of America, N.A., as syndication agent, Citicorp USA, Inc., as administrative agent, Credit Suisse First Boston and the Bank of New York, as co-documentation agents, PNC Bank, N.A. and collectively with Credit Suisse First Boston and the Bank of New York, the co-arrangers, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers and Banc of America Securities LLC, Credit Suisse First Boston, acting through its Cayman Islands branch, and Goldman Sachs Credit Partners L.P., as joint lead arrangers and joint bookrunning managers for the Term D Facility (Exhibit (10)(i)(1) on Form S-4 dated December 10, 2003, File No. 1-8519).

(10)(i)(1.2)	Amendment and Waiver to the Credit Agreement dated as of March 19, 2004 by and among Cincinnati Bell Inc. and BCSI Inc. and the lender parties thereto (Exhibit (10)(i)(1.2) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(i)(1.3)	Second Amendment and Waiver to the Credit Agreement dated as of July 26, 2004 by and among Cincinnati Bell Inc. and BCSI Inc. and the lender parties thereto (Exhibit (10)(i)(1.3) to Form 10-Q for the six months ended June 30, 2004, File No. 1-8519).

(10)(i)(2)	Asset Purchase Agreement by and among Broadwing Inc., Cincinnati Bell Directory Inc. and CBD Media, Inc. dated as of February 4, 2002. (Exhibit (10)(i)(2) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(i)(3)	Asset Purchase Agreement between Broadwing Communications Services Inc. and other seller parties thereto and CIII Communications dated as of February 22, 2003. (Exhibit (99)(i) to Form 8-K, filed on February 28, 2003, File No. 1-8519).

(10)(i)(3.1)	Amendment No. 1 to the Asset Purchase Agreement dated June 6, 2003 (Exhibit (99)(i) to Form 8-K, filed on June 13, 2003, File No. 1-8519).

(10)(i)(3.2)	Letter Agreement Amendment to the Asset Purchase Agreement (Exhibit (10)(i)(A)(3)(iii) to Form S-4, filed on June 23, 2003, File No. 1-8519).

(10)(i)(4)	Operating Agreement, dated December 31, 1998 between AT&T Wireless PCS Inc. and Cincinnati Bell Wireless Company LLC (Exhibit (10)(i)(4) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

Exhibit
Number	DESCRIPTION
(10)(i)(4.1)	Agreement and Amendment No. 1 to Operating Agreement, dated October 16, 2003 between AT&T Wireless PCS LLC and Cincinnati Bell Wireless Company LLC (Exhibit (10)(i)(4.1) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(i)(4.2)	Agreement and Amendment No. 2 to Operating Agreement, dated August 4, 2004 between AT&T Wireless PCS LLC, AT&T Wireless Services, Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Inc., and Cingular Wireless LLC (Exhibit 10.1 to Form 8-K, date of report August 4, 2004, File No. 1-8519).

(10)(iii)(A)(1)*	Short Term Incentive Plan of Broadwing Inc., as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(2)*	Broadwing Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective July 24, 2002. (Exhibit (10)(iii)(A)(2) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(3)(i)*	Broadwing Inc. Pension Program, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(3)(ii)*	Cincinnati Bell Pension Program, as amended and restated effective March 3, 1997. (Exhibit (10)(iii)(A)(3)(ii) to Form 10-K for 1997, File No. 1-8519).

(10)(iii)(A)(4)*	Broadwing Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(5)*	Broadwing Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(6)*	Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective January 1, 2001. (Exhibit (10)(iii)(A)(6) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(7)*	Cincinnati Bell Inc. 1989 Stock Option Plan. (Exhibit (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(8)*	Employment Agreement effective December 4, 2001 between the Company and Michael W. Callaghan. (Exhibit (10)(iii)(A)(10) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(iii)(A)(8.1)*	Amendment to Employment Agreement effective February 3, 2003 between the Company and Michael W. Callaghan. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, date of report February 3, 2002, File No. 1-8519).

(10)(iii)(A)(8.2)*	Amendment to Employment Agreement effective October 22, 2003 between the Company and Michael W. Callaghan. (Original Amendment to Employment Agreement filed as Exhibit (10)(iii)(A)(9.2) to Form S-4, date of report December 10, 2003, File No. 1-8519).

Exhibit
Number	DESCRIPTION
(10)(iii)(A)(9)*	Employment Agreement effective January 1, 1999, between Broadwing and John F. Cassidy (incorporated by reference to Exhibit (10)(iii)(A)(11.1) to Form 10-Q for the three months ended September 30, 2002, File No. 1-8519).

(10)(iii)(A)(10)*	Employment Agreement effective January 8, 2004 between the Company and Christopher J. Wilson (Exhibit (10)(iii)(A)(13) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(11)*	Employment Agreement effective June 26, 2000 between the Company and Brian G. Keating (Exhibit (10)(iii)(A)(14) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(12)	Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K(Exhibit (10)(iii)(A)(15) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Cincinnati Bell Inc.
Date: November 9, 2004	/s/ Brian A. Ross
Brian A. Ross
Chief Financial Officer

/s/ Gary A. Cornett
Gary A. Cornett
Principal Accounting Officer