Form 10-K
period 2004-12-31
CINCINNATI BELL INC
filed 2005-03-16
CIK 716133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 1-8519

CINCINNATI BELL INC.

Incorporated under the laws of the State of Ohio
I.R.S. Employer Identification Number 31-1056105
201 East Fourth Street, Cincinnati, Ohio 45202
Telephone: (513) 397-9900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares (par value $0.01 per share)	New York Stock Exchange
Preferred Share Purchase Rights	National Stock Exchange
6-3/4% Convertible Preferred Shares	New York Stock Exchange

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

At June 30, 2004, the aggregate market value of the voting shares owned by non-affiliates was $1,088,183,394.

At March 4, 2005, there were 246,538,383 Common Shares outstanding and 155,250 shares of 6-3/4% Convertible Preferred Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant’s definitive proxy statement dated March 29, 2005 issued in connection with the annual meeting of shareholders to be held on April 29, 2005 are incorporated by reference into Part III.

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

Part I

Item 1.    Business

General

Cincinnati Bell Inc. (the “Company”) is a full-service local provider of data and voice communications services and equipment and a regional provider of wireless and long distance communications services. The Company provides telecommunications service on its owned local and wireless networks with a well-regarded brand name and reputation for service. The Company operates in five business segments: Local, Wireless, Hardware and Managed Services, Other and Broadband.

The Company’s primary businesses consist of the Local and Wireless segments, which predominately provide voice and data telecommunications services. For the year ended December 31, 2004, these two segments generated 85% of the Company’s 2004 consolidated revenue and 93% of the Company’s 2004 consolidated operating income. The Hardware and Managed Services segment provides information technology consulting and data collocation services. The Hardware and Managed Services segment also sells equipment typically located on the customer’s premise through which the Company provides its telecommunications and managed services. In its Other segment, the Company operates Cincinnati Bell Any Distance (“CBAD”), which provides long distance services, Cincinnati Bell Complete Protection (“CBCP”), which provides surveillance hardware and monitoring services for consumers and businesses, and Cincinnati Bell Public Communications Inc. (“Public”), which operates public payphones.

The Company realigned its business segments during the first quarter of 2004. Cincinnati Bell Technology Solutions (“CBTS”), a data equipment and managed services subsidiary, was previously reported in the Broadband segment and is now reported in the Hardware and Managed Services segment. Additionally, the sale of telephony equipment and its associated installation and maintenance business by Cincinnati Bell Telephone (“CBT”), previously reported in the Local segment, is now included in the Hardware and Managed Services segment. Accordingly, the historical results of operations of the Local, Hardware and Managed Services and Broadband segments have been recast to reflect the current segment reporting.

During the second and third quarters of 2003, the Company sold substantially all of the assets of its Broadband business, which was reported in the Broadband segment. These assets were held by the Company’s wholly owned subsidiary, BRCOM (f/k/a Broadwing Communications Inc.). Refer to Note 2 of the Notes to the Consolidated Financial Statements for a detailed discussion of the sale.

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

Although the Company operates in distinct business segments, it offers each of its operating segments’ services through common distribution channels. These channels include the Company’s direct sales force, 21 Company-owned retail stores, independent agents and the Company’s service centers. For its consumers and small business customers, the Company markets the services of its operating segments in a combined package of services. In the first quarter of 2003, the Company introduced its “Super bundle”, Custom ConnectionsSM, which assembles a customized package of local, long distance, wireless and digital subscriber line (“DSL”) services on a single monthly bill and at a price discount to the purchase of each service on an individual basis. As of December 31, 2004 the Company had approximately 123,000 subscribers to this comprehensive bundling package, which represents 13% of the Company’s primary consumer and business access lines.

The Company in 1983 was initially, and remains presently, incorporated under the laws of Ohio. Its principal executive offices are at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). The Company makes available on its website at the investor relations tab its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports) as soon as practicable after they have been electronically filed.

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

Local

The Local segment provides local voice, data and other telephone services. Voice services include local service, switched access, information services and value-added services, which include enhanced custom calling features. Data services include dedicated network access, Gigabit Ethernet (“Gig-E”) and Asynchronous Transfer Mode (“ATM”) based data transport, and DSL and dial-up Internet access. Other services consist of inside wire installation, maintenance and other ancillary services. The Local segment provides these services primarily through the operations of CBT to customers located in southwestern Ohio, northern Kentucky and southeastern Indiana. This market consists of primarily 2,400 square miles located within approximately a 25-mile radius of Cincinnati, Ohio. The Company has operated by franchise granted under regulatory authority as the incumbent local exchange carrier (“ILEC”) in the Greater Cincinnati area for approximately the past 130 years.

The Local segment, which launched local voice/data services to medium and large business customers within the 700 square mile market surrounding Dayton, Ohio in 2003, expanded its product suite in 2004 and began offering voice services to mass market residence and small business customers. Beginning in January 2005, CBT moved its operations outside of its ILEC territory to a newly formed Greater Dayton market, Cincinnati Bell Extended Territories (“CBET”). CBET provides services on its own network and by purchasing Unbundled Network Elements (“UNE-L’s or loops”) or UNE-platform (“UNE-P or platform”) from the incumbent local carrier. CBET also operates in communities, which are contiguous to Cincinnati Bell’s ILEC territory. Here, CBET provides service either completely on its own network or through UNE-L to 25% of its Greater Dayton market base and 35% of its overall competitive market base, which resides outside of the traditional ILEC territory. During 2005, CBET expects to migrate the majority of its service offered via UNE-P to UNE-L. The Local segment links its Cincinnati and Dayton geographies through its synchronous optical fiber network and provides this connectivity through multiple diverse routes.

The Local segment produced $761.7 million, $774.5 million and $781.7 million, or 63%, 50% and 36%, of consolidated Company revenue in 2004, 2003 and 2002, respectively. The Local segment produced consolidated operating income of $279.1 million, $282.7 million and $272.8 million in 2004, 2003 and 2002, respectively.

CBT provides voice services over a circuit switch-based network of 47 host switches and 40 optical remote switch modules serving customers in 56 wire centers. In addition, CBT has successfully leveraged its embedded network investment to provide value-added services and product bundling packages, resulting in additional revenue with minimal incremental costs. Digital switches serve all of CBT’s network access lines and have integrated services digital network (“ISDN”) and Signaling System 7 capability which are necessary to support enhanced features such as Caller ID, Call Waiting and Call Return. The network also includes approximately 2,154 route miles of fiber-optic cable, with synchronous optical network (“SONET”) rings linking Cincinnati’s downtown with other area business centers. These SONET rings offer increased reliability and redundancy to CBT’s major business customers. CBT has deployed DSL capable electronics in over 252 locations throughout its territory, allowing it to offer DSL services to over 89% of its subscriber base. CBT also has an extensive business-oriented data network, offering native speed Ethernet services over an interlaced ATM — Gig-E backbone network.

CBT had approximately 970,000 network access lines in service on December 31, 2004, a 1.6% and 4.2% reduction in comparison to 986,000 and 1,012,000 access lines in service at December 31, 2003 and

2002, respectively. Approximately 68% of CBT’s network access lines serve residential customers and 32% serve business customers. Despite the decline in access lines, the Company has been able to nearly offset the effect of these losses on revenue by increasing DSL penetration.

In March 2004, CBT increased the speed, up to four times faster than its existing DSL service, to compete with and to offer comparable speeds of its main high-speed internet competitors. The Company believes that this and increased marketing efforts helped its subscribers base to increase to 131,000 as of December 31, 2004, a 31% and 75% increase in comparison to 100,000 and 75,000 subscribers at December 31, 2003 and 2002, respectively. As of December 31, 2004, CBT was able to provide DSL service to approximately 89% of its ILEC’s network access lines served by the Company, which the Company refers to as addressable access lines. Of the addressable access lines, CBT’s consumer penetration was 20% at the end of 2004, an increase of five percentage points from 15% at the end of 2003. Business penetration of addressable lines has grown to 8% at the end of 2004, up two percentage points from 6% penetration at the end of 2003. On a combined basis, approximately 131,000 subscribers represent 17% penetration of addressable lines, compared to 13% penetration at the end of 2003.

Wireless

The Wireless segment provides advanced digital, voice and data communications services through the operation of a regional wireless network in a licensed service territory which surrounds Cincinnati and Dayton, Ohio including areas of northern Kentucky and southeastern Indiana. The segment offers service outside of its regional operating territory through wholesale, re-sale arrangements (“roaming agreements”) with other wireless operators. The segment also sells related telecommunications equipment, wireless handset devices and related accessories to support its service business.

Cincinnati Bell Wireless LLC (“CBW”), a joint venture with Cingular Wireless Corporation (“Cingular”), through its recently acquired subsidiary AT&T PCS LLC (“AWE”), operates the Wireless segment. The Company owns 80.1% of CBW while Cingular owns the remaining 19.9%. CBW operates a digital wireless network which is comprised of centralized switching and messaging equipment connected to approximately 330 radio base station locations utilizing 40 MHz of wireless spectrum. CBW owns the license to 20MHz of spectrum in Cincinnati and Dayton, and has the right to use 10MHz owned by the Company in Cincinnati and 10MHz owned by AWE in Dayton, which the lease for the Dayton spectrum expires in April 2007. In addition, the Company also is leasing on a short-term basis incremental spectrum from AWE.

Since October 2003, CBW has deployed service on both Time Division Multiple Access (“TDMA”) and Global System for Mobile Communications and General Packet Radio Service (“GSM/GPRS”) technologies. TDMA is CBW’s legacy technology and provides both voice and short message service (“SMS”) data services. GSM/GPRS technology, to which CBW plans to migrate its subscriber base, provides, in addition to voice communication and SMS, enhanced wireless data communication services, such as mobile web browsing, internet access, email and picture messaging. The GSM/GPRS is enhanced data rates for GSM evolution (“EDGE”) compatible, requiring only software upgrades to deliver higher speeds of data transmission and capacity. Based on current estimates, the Company expects that it will operate its TDMA network at least through early 2006.

CBW’s operating territory includes a licensed population (“licensed pops”) of approximately 3.4 million. As of December 31, 2004, CBW served approximately 481,000 subscribers, which represents 14% of its licensed pops. Of its total subscribers, 306,000 were postpaid subscribers, to which CBW bills monthly in arrears, and 175,000 were prepaid, i-wirelessSM subscribers, who purchase service in advance.

The Wireless segment contributed $261.7 million, $259.5 million and $267.2 million, or 22%, 17% and 12% of consolidated revenue in 2004, 2003 and 2002, respectively. The Wireless segment produced an operating loss of $1.4 million in 2004 and operating income of $60.2 million and $69.1 million in 2003 and 2002, respectively.

Postpaid subscribers generated approximately 72% of total 2004 segment revenue through a variety of rate plans, which typically include a fixed or unlimited number of minutes for a flat monthly rate, with additional minutes for fixed number of minute plans being charged at a per-minute-of-use rate. Prepaid i-wirelessSM subscribers generated 15% of revenue and subscribers of other wireless carriers roaming on CBW’s network generated 5% of total 2004 revenue.

Sales of handsets and accessories generated the remaining 8% of segment revenue. These sales occur primarily at CBW’s retail locations, which consist of stores and kiosks in high-traffic shopping malls and commercial buildings in the Greater Cincinnati and Dayton, Ohio areas. Sales also take place in the retail stores of major electronic and other retailers pursuant to agency agreements. CBW sells handsets and accessories from a variety of vendors, maintains a supply of equipment and does not envision any shortages that would compromise its ability to service existing or to add new customers. Unlike service revenue (which is a function of wireless handset usage), equipment sales are seasonal in nature, as customers often purchase handsets and accessories as gifts during the holiday season in the Company’s fourth quarter. In order to attract customers, CBW typically sells handsets for less than direct cost, a common practice in the wireless industry.

In response to Cingular’s acquisition of AWE (the “Merger”), which Cingular announced on February 17, 2004 and then consummated on October 26, 2004, the Company entered into an agreement (the “Agreement”) with Cingular on August 4, 2004 and subsequently amended it on February 14, 2005. The Agreement modifies CBW’s operating agreement between the Company and AWE, whereby the Company has agreed to waive AWE’s prohibition against competing with CBW and Cingular has agreed to forego certain minority rights including membership on CBW’s governing member committee. In the Agreement, both parties have agreed to new reciprocal roaming agreements, to the disposition of certain TDMA assets which CBW and AWE had jointly used, and put/call obligations for the sale/purchase of CBW.

The Company has a right to purchase Cingular’s 19.9% interest in CBW at a price of $85.0 million if purchased at any time prior to January 31, 2006, plus interest at an annual rate of 5%, compounded monthly, from the date of the Agreement. Thereafter, the Company may purchase the minority interest for $83.0 million, beginning on January 31, 2006 plus interest at an annual rate of 5%, compounded monthly, thereafter. In addition, at any time beginning on January 31, 2006 (or earlier, if the member committee calls for additional capital contributions not previously approved by AWE or Cingular), Cingular has a right to require the Company to purchase its interest in CBW at the purchase price of $83.0 million, plus interest at an annual rate of 5%, compounded monthly, from January 31, 2006.

As the wireless venture is jointly owned with Cingular, income or losses generated by the Wireless segment are shared between the Company and Cingular in accordance with respective ownership percentages of 80.1% and 19.9%. As a result, 19.9% of the net income or loss of the Wireless segment is reflected as minority interest expense or income in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Refer to Note 9 of the Notes to Consolidated Financial Statements for a detailed discussion of Cingular’s minority interest in this venture.

Hardware and Managed Services

The Hardware and Managed Services segment provides data center collocation, IT consulting services, telecommunications and computer equipment in addition to their related installation and maintenance. The Hardware and Managed Services is comprised of the operations within Cincinnati Bell Technology Solutions (“CBTS”). The segment produced revenue of $134.7 million, $162.8 million and $215.4 million in 2004, 2003 and 2002, respectively. The Hardware and Managed Services segment revenue constituted approximately 11% of consolidated revenue in 2004 and 2003, and 10% of consolidated revenue in 2002. The Hardware and Managed Services segment produced operating income of $12.7 million and $17.5 million in 2004 and 2003, respectively, and an operating loss of $9.4 million in 2002.

In March 2004, CBTS sold certain operating assets, which were generally residing outside of the Company’s operating area for approximately $3.2 million in cash. During the second quarter of 2004, CBTS paid $1.3 million to the buyer of the assets in working capital adjustments related to the sale.

Other

The Other segment combines the operations of CBAD, CBCP and Public. CBAD and CBCP market and sell voice long distance service and surveillance hardware and monitoring services to residential and business customers in the Company’s operating area, while Public provides public payphone services in a four state area in the midwestern and southern United States. In the fourth quarter of 2004, the Company sold its payphone assets located at correctional institutions and those outside of the Company’s operating area for $1.4 million.

The Other segment produced revenue of $78.6 million, $81.1 million and $82.8 million in 2004, 2003 and 2002, respectively. The Other segment revenue constituted approximately 7%, 5% and 4% of consolidated revenue in 2004, 2003 and 2002, respectively. The Other segment produced operating income of $18.0 million, $6.5 million and $1.7 million in 2004, 2003 and 2002, respectively.

Cincinnati Bell Any Distance

CBAD primarily resells long distance services to businesses and residential customers in the Greater Cincinnati and Dayton, Ohio areas. At December 31, 2004, CBAD had approximately 562,000 subscribers compared to 539,000 and 555,000 long distance subscribers at December 31, 2003 and 2002, respectively. With regard to Local segment access lines for which a long distance carrier is chosen, CBAD’s market share within the Greater Cincinnati area increased in 2004, with residential and business market share growing to approximately 76% and 48%, respectively, from 71% and 45%, respectively, at the end of 2003. Of CBT’s 970,000 access lines, approximately 403,000 residential access lines and 118,000 business access lines subscribed to “Any Distance” as of December 31, 2004. In 2004, CBAD produced $62.8 million in revenue for the Other segment, representing approximately 5% of consolidated revenue, compared to $68.2 million or 4% of consolidated revenue in 2003 and $68.8 million or 3% of consolidated revenue in 2002.

Cincinnati Bell Complete Protection Inc.

CBCP provides surveillance hardware and monitoring services to residential and business customers in the Greater Cincinnati and Dayton, Ohio areas. At December 31, 2004, CBCP had approximately 7,000 monitoring subscribers in comparison to 6,000 and 5,000 monitoring subscribers at December 31, 2003 and 2002, respectively. In 2004, CBCP produced $3.9 million in revenue for the Other segment. As of the end of 2004, CBCP has decided to focus its operations on providing monitoring services in which it can leverage operating synergies with the Company’s local operation. CBCP will discontinue sales of surveillance equipment to business customers which do not also have an on-going monitoring service relationship. These sales comprise approximately $2 million of CBCP’s 2004 revenue; however, these sales only contributed modestly to the Other segment’s profitability.

Cincinnati Bell Public Communications Inc.

Public has provided public payphone services to customers in a seven state regional area. Subsequent to the fourth quarter of 2004, when the Company sold substantially all its out-of-territory assets, services are now provided in a four state regional area. Public had approximately 4,600, 8,100 and 7,700 stations in service as of December 2004, 2003 and 2002, respectively, and generated approximately $10.6 million, $12.8 million and $13.7 million in revenue in 2004, 2003 and 2002, respectively, or less than 1% of consolidated revenue in each year. The revenue decrease is a result of reduced calls per line caused by continued penetration of wireless communications and a targeted reduction in unprofitable lines. The out-of-territory assets sold contributed approximately $2.6 million to the Other segment’s total revenue with only marginal contribution to the segment’s operating income.

Broadband

The Broadband segment no longer has any substantive, on-going operations. As discussed above, on February 22, 2003, certain of the Company’s subsidiaries entered into a definitive agreement to sell substantially all of the operating assets of the Broadband segment for up to $129 million in cash and the assumption of certain long-term operating contractual commitments. On June 6, 2003 and June 13, 2003, this agreement was amended to, among other things, reduce the initial purchase price to $108.7 million (an estimated $91.5 million in cash and a $17.2 million preliminary working capital promissory note, which was ultimately reduced to zero based on the final working capital position of the broadband business). The buyer paid the initial cash purchase price of $91.5 million, of which $29.3 million was placed into escrow to support certain potential purchase price adjustments and the remaining purchase price payable. On June 13, 2003, the Company effectively transferred control of the broadband business to the buyer. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), the Company ceased depreciating the assets to be sold upon entering into the definitive agreement.

Broadband revenue was $332.4 million and $911.4 million, or 21% and 42% of consolidated revenue in 2003 and 2002, respectively. Broadband generated operating income of $344.5 million in 2003, or 50% of consolidated operating income and operating loss of $2,415.7 million in 2002. In 2003, the Broadband segment operating income included $336.7 million related to the gain on sale of the broadband assets.

Subsequent to the closing of the asset sale, the Broadband segment consists of certain liabilities not assumed by the buyer. Prior to the sale of the broadband assets, revenue for the Broadband segment was generated from broadband transport (which included non-cash revenue from indefeasible right of use agreements (“IRU’s”)), switched voice services, data and Internet services (including data collocation and managed services) and other services. These transport and switched voice services were generally provided over BRCOM’s national optical network, which comprised approximately 18,700 route miles of fiber-optic transmission facilities. Due to the sale of the broadband business, the Company’s Broadband segment revenue was zero in 2004 and is expected to be zero going forward.

Broadband transport services consisted of long-haul transmission of data, voice and Internet traffic over dedicated circuits. Revenue from the broadband transport category was primarily generated by private line monthly recurring revenue. However, approximately 37% and 44% of the broadband transport revenue in 2003 and 2002, respectively, was provided by IRU agreements, which cover a fixed period of time and represent the lease of capacity or network fibers. The buyer of IRU services typically pays cash or other consideration upon execution of the contract. The Company’s policy and practice was to amortize these payments into revenue over the life of the contract. In the event the buyer of an IRU terminated a contract prior to the contract expiration and released the Company from the obligation to provide future services, the remaining unamortized unearned revenue was recognized in the period in which the contract was terminated. Broadband transport services produced 48% and 51% of Broadband segment revenue in 2003 and 2002, respectively.

Switched voice services consisted of billed minutes of use, primarily for the transmission of voice long distance services on behalf of both wholesale and retail customers. Switched voice services provided 34% and 37% of Broadband segment revenue in 2003 and 2002, respectively.

Network construction and other services consisted of large, joint-use network construction projects. The Company typically gained access to rights-of-way or additional fiber routes through its network construction activities. In November 2001, the Company announced its intention to exit the network construction business upon completion of one remaining contract. That contract to build a fiber route system was in dispute before the interested parties reached a final settlement in February 2004.

Risk Factors

The Company’s substantial debt could limit its ability to fund operations, expose it to interest rate volatility, limit its ability to raise additional capital and have a material adverse effect on its ability to fulfill its obligations and on its business and prospects generally.

The Company has a substantial amount of debt and has significant debt service obligations. As of December 31, 2004, the Company had outstanding indebtedness of $2,141.2 million and a total shareowners’ deficit of $624.5 million. In addition, the Company had the ability to borrow additional amounts under its then existing revolving credit facility, subject to compliance with certain conditions. The Company may incur additional debt from time to time, subject to the restrictions contained in its credit facilities and other debt instruments.

The Company’s substantial debt could have important consequences, including the following:

•	the Company will be required to use a substantial portion of its cash flow from operations to pay principal and interest on its debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures, strategic acquisitions, investments and alliances and other general corporate requirements;

•	the Company’s interest expense could increase if interest rates in general increase because a significant portion of its debt bears interest at floating rates;

•	the Company’s substantial debt will increase its vulnerability to general economic downturns and adverse competitive and industry conditions and could place the Company at a competitive disadvantage compared to those of its competitors that are less leveraged;

•	the Company’s debt service obligations could limit its flexibility to plan for, or react to, changes in its business and the industry in which it operates;

•	the Company’s level of debt may restrict it from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements;

•	a potential failure to comply with the financial and other restrictive covenants in the Company’s debt instruments, which, among other things, require it to maintain specified financial ratios could, if not cured or waived, have a material adverse effect on the Company’s ability to fulfill its obligations and on its business or prospects generally.

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

Certain of the Company’s material subsidiaries are subject to regulatory issues that potentially restrict their ability to distribute funds or assets to the Company. If the Company’s subsidiaries were to be prohibited from paying dividends or making distributions to the Company, it would have a material adverse effect on the Company and the trading price of the Cincinnati Bell common stock, preferred stock and debt instruments.

The Company’s creditors and preferred stockholders will have claims to the assets and earnings of these subsidiaries that are superior to claims of the holders of Cincinnati Bell common stock. Accordingly, in the event of the Company’s dissolution, bankruptcy, liquidation or reorganization, amounts may not be available for payments to Cincinnati Bell common stock holders until after the payment in full of the claims of creditors of the Company and its subsidiaries, the Company’s creditors and preferred stockholders.

The Company depends upon its credit facilities to provide for its financing requirements in excess of amounts generated by operations.

The Company depends on the credit facilities to provide for temporary financing requirements in excess of amounts generated by operations. In February 2005, the Company entered into a new $250 million revolving credit facility with $127.8 million of available borrowing capacity. The ability to borrow from the credit facilities is predicated on the Company’s and its subsidiaries’ compliance with covenants. Failure to satisfy these covenants could severely constrain its ability to borrow under the credit facilities. As of December 31, 2004, the Company was in compliance with all of the covenants of its credit facilities.

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

In addition, the Company’s credit facilities and debt instruments include restrictive covenants that may materially limit the Company’s ability to prepay debt and preferred stock. The agreements governing the credit facilities also require the Company to achieve specified financial results and maintain compliance with specified financial ratios.

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

A breach of any of these restrictive covenants or the Company’s inability to comply with the required financial ratios and financial results could result in a default under the credit facilities. During the occurrence and continuance of a default under the credit facilities, the lenders may elect not to provide loans until such default is cured or waived. Additionally, if certain defaults occur, the lenders may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. Additionally, the Company’s debt instruments contain cross-acceleration provisions, which generally cause each instrument to accelerate upon a qualifying acceleration of any other debt instrument.

The Company’s future cash flows could be adversely affected if it is unable to realize fully its deferred tax assets.

As of December 31, 2004, the Company had a net deferred tax asset of $707.8 million, which includes U.S. federal net operating loss carryforwards of approximately $635.6 million and state and local net operating loss carryforwards of approximately $225.0 million. Valuation allowances of approximately $144.2 million have been provided against certain state and local net operating losses and other state deferred taxes due to the uncertainty of the Company’s ability to utilize the assets within statutory expiration period. For more information concerning the Company’s net operating loss carryforwards, deferred tax assets and valuation allowance, see Note 13 of Notes to Consolidated Financial Statements. If the Company is unable for any reason to fully realize its deferred tax assets, its business and future cash flows could be adversely affected.

The Company operates in a highly competitive industry and its customers may not continue to purchase services, which could result in reduced revenue and loss of market share.

The telecommunications industry is very competitive. Either new entrants, such as cable companies, or existing competitors, attempting to respond to difficult market conditions, may reduce pricing, create new bundled offerings or develop new, potentially disruptive technologies, products and services. If the Company cannot continue to offer reliable, competitively priced, value-added services or if the Company does not keep pace with technological advances, competitive forces could adversely affect it through a loss of market share or a decrease in revenue and profit margins. The Company has lost, and may continue to lose, access lines by virtue of customers moving their local wireline service to competitive wireline or wireless providers. The Company also competes with voice over internet protocol (“VoIP”) providers as well as broadband service providers utilizing cable or powerline access technologies.

CBT faces competition from other local exchange carriers, wireless service providers, interexchange carriers, cable and broadband and Internet service providers. As of December 31, 2004, approximately 49 companies were certified to offer telecommunications services in CBT’s local franchise area and had interconnection agreements with CBT. The Company believes CBT could face greater competition as new facilities-based service providers with existing service relationships with CBT’s customers compete more aggressively and focus greater resources on the Greater Cincinnati operating area. In November 2003, Time Warner Cable filed an application with the Public Utilities Commission of Ohio to provide local and interexchange voice service in several market areas in Ohio, including Cincinnati. In June 2004, Time Warner began offering VoIP and long distance service in both Cincinnati and Dayton. In July 2004, both AT&T and Verizon began offering VoIP and long distance service in Cincinnati and Dayton. Also, in July 2004, the local gas and electric supplier began offering high-speed Internet access over electrical lines to customers in limited neighborhoods of CBT’s operating area.

If the Company is unable to effectively implement strategies to retain access lines, the Company’s traditional telephone businesses will be adversely affected.

CBW is one of seven active wireless service providers in the Cincinnati and/or Dayton, Ohio metropolitan market areas, including Cingular, Sprint PCS, T-Mobile, Verizon, Nextel and Leap, all of which are nationally known and most are well funded. The Company anticipates that continued competition could compress its gross margins for wireless products and services as carriers continue to offer more minutes for equivalent or lower service fees because CBW cannot offer more minutes without incremental costs. CBW’s ability to compete will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Furthermore, as evidenced by Cingular’s recent acquisition of AWE, and the planned merger of Sprint and Nextel, there has been a trend in the wireless communications industry towards consolidation through joint ventures, reorganizations and acquisitions. The Company expects this consolidation to lead to larger competitors with greater resources and more service offerings than CBW. Furthermore, rules adopted by the Federal Communications Commission now permit wireless subscribers to retain their wireless phone numbers when changing to another wireless carrier within the same geographic area. The Company generally does not enter into long-term contracts with its wireless subscribers and, therefore, such rules could have an adverse affect on the Company.

The Company’s other subsidiaries operate in a largely local or regional area, and each of these subsidiaries faces significant competition. CBTS competes against numerous other information technology consulting, web-hosting and computer system integration companies, many of which are larger, national in scope and better financed. CBAD competitors include large national long-distance carriers, such as AT&T, MCI and Sprint, and emerging VoIP providers. CBCP competes against national companies, such as ADT, and against local providers. Public competes with several other public payphone providers, some of which are national in scope and offer lower prices for coin-based local calling services. Public has also continued to be adversely impacted by the growing popularity of wireless communications.

The effect of the foregoing competition on any of the Company’s subsidiaries could have a material adverse impact on its businesses, financial condition and results of operations. This could result in increased reliance on borrowed funds and could impact the Company’s ability to maintain its wireline and wireless networks.

Maintaining the Company’s networks requires significant capital expenditures and its inability or failure to maintain its networks would have a material impact on its market share and ability to generate revenue.

During the year ended December 31, 2004, capital expenditures totaled $133.9 million. The Company expects to spend approximately 12% of future revenue on capital expenditures in future periods excluding any significant expenditures associated with the introduction of new products, services or network expansion. The Company may incur significant additional capital expenditures as a result of unanticipated developments, regulatory changes and other events that impact the business. If the Company is unable or fails to adequately maintain or expand its networks to meet customer needs, there could be a material adverse impact on the Company’s market share and its ability to generate revenue.

Maintenance of CBW’s wireless network, growth in the wireless business or the addition of new wireless products and services may require CBW to obtain additional spectrum, which may not be available or be available only on less than favorable terms.

The TDMA wireless network currently operates on spectrum, which the FCC has licensed to CBW. For its GSM network, CBW uses spectrum licensed to the Company or to Cingular. Introduction of new wireless products and services, as well as maintenance of the existing wireless business, may require CBW to obtain additional spectrum in the Cincinnati or Dayton markets, either to supplement or to replace the existing spectrum. There can be no assurance that such spectrum will be available to CBW or will be available on commercially favorable terms. Failure to obtain any needed new spectrum or to retain existing spectrum could have a materially adverse impact on the wireless business as a whole, the quality of the wireless networks, and the ability to offer new competitive products and services.

The regulation of the Company’s businesses by federal and state authorities may, among other things, place the Company at a competitive disadvantage, restrict its ability to price its products and services and threaten its operating licenses.

Several of the Company’s subsidiaries are subject to regulatory oversight of varying degrees at both the state and federal levels which may differ from the regulatory scrutiny faced by the Company’s competitors. A significant portion of CBT’s revenue is derived from pricing plans that require regulatory overview and approval. Different interpretations by regulatory bodies may result in adjustments to revenue in future periods. In recent years, these regulated pricing plans have resulted in decreasing or fixed rates for some services. In the future, regulatory initiatives that would put CBT at a competitive disadvantage or mandate lower rates for its services could result in lower profitability and cash flow for the Company. In addition, different regulatory interpretations of existing regulations or guidelines may affect the Company’s revenues in future periods.

At the federal level, CBT is subject to the Telecommunications Act of 1996, including the rules subsequently adopted by the FCC to implement the 1996 Act, which has impacted Cincinnati Bell Telephone’s in-territory local exchange operations in the form of greater competition. At the state level, CBT conducts local exchange operations in portions of Ohio, Kentucky and Indiana and, consequently, is subject to regulation by the Public Utilities Commissions in those states. Various regulatory decisions or initiatives at the federal or state level may from time to time have a negative impact on Cincinnati Bell Telephone’s ability to compete in territory or upon its out-of-territory subsidiary’s ability to compete in its markets.

CBW’s FCC licenses to provide wireless services are subject to renewal and revocation. Although the FCC has routinely renewed wireless licenses in the past, the Company cannot be assured that challenges will not be brought against those licenses in the future. Revocation or non-renewal of CBW’s licenses would result in lower operating results and cash flow for the Company.

There are currently many regulatory actions under way and being contemplated by federal and state authorities regarding issues that could result in significant changes to the business conditions in the telecommunications industry. No assurance can be given that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative, or judicial initiatives relating to the telecommunications industry, will not have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Failure to anticipate the needs for and introduce new products and services may compromise our success in the telecommunications industry.

The Company’s success depends, in part, on being able to anticipate the needs of current and future enterprise, carrier and residential customers. The Company seeks to meet these needs through new product introductions, service quality and technological superiority. For example, in 2003, we began implementing the Global System for Mobile Communications and General Packet Radio Service, or GSM/GPRS, technology. GSM/GPRS technology provides enhanced wireless data and voice communications. We are also investigating the implementation of the next generation of high-speed voice and data communications and entertainment services. New products and services such as these and our ability to anticipate the future needs of our customers are critical to our success.

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

The Company could incur significant costs resulting from complying with, or potential violations of, environmental and health and human safety laws.

The Company’s operations are subject to laws and regulations relating to the protection of the environment and health and human safety, including those governing the management and disposal of, and exposure to, hazardous materials and the cleanup of contamination, and the emission of radio frequency. While the Company believes its operations are in substantial compliance with environmental and health and human safety laws and regulations, as an owner or operator of property and in connection with the current and historical use of hazardous materials and other operations at our sites, the Company could incur significant costs resulting from complying with or violations of such laws, the imposition of cleanup obligations, and third-party suits. For instance, a number of the Company’s sites formerly contained underground storage tanks for the storage of used oil and fuel for back-up generators and vehicles. In addition, a few sites currently contain underground tanks for back-up generators, and many of the Company’s sites have aboveground tanks for similar purposes.

The Company could incur significant costs as a result of a number of putative class action and derivative lawsuits that were filed against the Company.

During 2004, 2003 and 2002, a number of putative class action and derivative lawsuits were filed against the Company and certain of its current and former officers and directors which allege a number of violations of securities laws. The Company is vigorously contesting these matters, but such litigation could result in substantial costs and have a material impact on the Company’s financial condition, results of operation and cash flow. An adverse decision or settlement in any of these cases could require the Company to pay substantial damages, which would have a material adverse affect on our business and operations.

The Company generates substantially all of its revenue by serving a limited geographic area.

The Company generates substantially all of its revenue by serving customers in the Greater Cincinnati and Dayton, Ohio areas. An economic downturn or natural disaster occurring in this limited operating territory could have a disproportionate effect on the Company’s business, financial condition, results of operations and cash flow compared to similar companies of a national scope and similar companies operating in different geographic areas. Refer to Note 22 of Notes to Consolidated Financial Statements, included in Item 8 on this Form 10-K.

If the Company fails to extend or renegotiate its collective bargaining contract with its labor unions when it expires, or if its unionized employees were to engage in a strike or other work stoppage, the Company’s business and operating results could be materially harmed.

The Company is a party to a collective bargaining contract with its labor unions, which represent a significant number of its employees. Although the Company believes that its relations with its employees are satisfactory, no assurance can be given that the Company will be able to successfully extend or renegotiate its collective bargaining agreement when it expires on May 7, 2005. If the Company fails to extend or renegotiate its collective bargaining agreement, if disputes with its unions arise, or if its unionized workers engage in a strike or a work stoppage, the Company could experience a significant disruption of operations or incur eventually higher ongoing labor costs, either of which could have a material adverse effect on the Company’s business.

Capital Additions

The capital additions of the Company are primarily for telephone plant in its local service area and development of the infrastructure of its wireless business. Capital additions for 2002, 2001 and 2000 also included significant capital additions for broadband fiber-optic transmission facilities.

The following is a summary of capital additions for the years 2000 through 2004:

(Dollars in millions)	Local Telephone Operations	Fiber-Optic Transmission Facilities	Wireless Infrastructure	Hardware and Managed Services Facilities	Other	Total Capital Additions
2004	$80.1	$—	$32.4	$15.6	$5.8	$133.9
2003	$81.0	$3.6	$40.2	$0.6	$1.0	$126.4
2002	$80.3	$59.2	$29.5	$5.7	$1.2	$175.9
2001	$121.4	$472.0	$52.0	$—	$3.1	$648.5
2000	$157.4	$599.9	$84.2	$—	$2.2	$843.7

Employees

At February 28, 2005, the Company had approximately 3,000 employees. CBT had approximately 1,500 employees covered under a collective bargaining agreement with the Communications Workers of America, which is affiliated with the AFL-CIO. This collective bargaining agreement expires on May 7, 2005.

Business Segment Information

The amount of revenue, intersegment revenue, operating income (loss), assets, capital additions and depreciation and amortization attributable to each of the Company’s business segments for the years ended December 31, 2004, 2003 and 2002 is set forth in Note 18 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report on Form 10-K.

Item 2.    Properties

Cincinnati Bell Inc. and its subsidiaries own or maintain telecommunications facilities in primarily three states. Principal office locations are in Cincinnati, Ohio.

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

With regard to its local telephone operations, substantially all of the central office switching stations are owned and situated on land owned by the Company. Fiber-optic transmission facilities consist largely of fiber-optic cable, conduit, optronics, rights-of-way and structures to house the equipment. Some business and administrative offices are located in rented facilities, some of which are recorded as capitalized leases and included in the “Buildings and leasehold improvements” caption below. In 2003, the Company entered into a lease termination agreement whereby the Company will relocate from its current headquarters offices in Cincinnati, Ohio. Under the terms of the agreement, the Company is required to vacate the facilities by the fourth quarter of 2005. The Company has completed its review of new facilities for its headquarters of which will remain in Cincinnati, Ohio.

The wireless infrastructure consists primarily of switching and messaging equipment, radio transmitters, receivers, and cabinetry as well as towers, and antennae. With regard to its wireless operations, CBW both owns and leases the locations which house its switching and messaging equipment. It owns approximately 50% of the tower structures upon which its radio base stations reside. CBW leases space primarily from other wireless carriers for the remaining 50% of its tower sites. CBW typically leases the land upon which its towers sit. These ground leases are typically renewable at CBW’s option with predetermined rate escalations.

The gross investment in property, plant and equipment, at December 31, 2004 and 2003 is comprised of the following (dollars in millions):

	2004	2003
Land and rights-of-way	$5.7	$5.7
Buildings and leasehold improvements	195.6	189.2
Telephone plant	2,169.4	2,099.9
Transmission facilities	72.7	75.3
Furniture, fixtures, vehicles and other	118.3	137.1
Construction in process	21.7	17.8
Total	$2,583.4	$2,525.0

The gross investment in property, plant, and equipment includes $28.4 million and $34.7 million of assets accounted for as capital leases in 2004 and 2003, respectively. These assets are included in the captions “Buildings and leasehold improvements,” “Telephone plant,” “Transmission facilities” and “Furniture, fixtures, vehicles and other.”

Properties of the Company are divided between operating segments as follows:

	2004	2003
Local	82.8%	84.1%
Wireless	15.8%	15.1%
Hardware and Managed Services	0.7%	0.1%
Other	0.7%	0.7%
Total	100.0%	100.0%

Item 3.    Legal Proceedings

The information required by this Item is included in Note 10 of the Notes to Consolidated Financial Statements that are contained in Item 8 of this Report on Form 10-K.

Item 4.    Submission of Matters to a Vote of the Security Holders

None.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common shares (symbol: CBB) are listed on the New York Stock Exchange and on the National Stock Exchange. As of March 4, 2005, there were approximately 78,000 holders of record of the 246,538,383 outstanding common shares of the Company. The high and low daily closing prices during each quarter for the last two fiscal years are listed below:

Quarter	1st	2nd	3rd	4th
2004 High	$5.89	$4.49	$4.35	$4.30
Low	$4.00	$3.85	$3.46	$3.26
2003 High	$4.95	$6.80	$7.25	$5.79
Low	$3.51	$3.71	$5.09	$4.84

Dividends

The Company does not currently intend to pay dividends on its common shares and is furthermore restricted in its ability to pay dividends pursuant to certain covenants contained in its various debt agreements. Refer to Note 7 of the Notes to Consolidated Financial Statements.

Issuer Purchases of Equity Securities

None.

Item 6.    Selected Financial Data

The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this document. The information contained in the table below has been recast to give effect to the sale of substantially all of the assets of Cincinnati Bell Directory in 2002. Refer to Note 16 of the Notes to Consolidated Financial Statements for a detailed discussion of the reporting of discontinued operations.

(dollars in millions, except per share amounts)	2004	2003	2002	2001	2000
Operating Data
Revenue	$1,207.1	$1,557.8	$2,178.6	$2,252.3	$1,970.2
Cost of services and products, selling, general, and administrative, depreciation and amortization	896.7	1,204.3	2,034.1	2,273.7	1,979.4
Restructuring, asset impairments and other charges (a)	14.8	6.2	2,238.0	245.4	(0.8)
Gain on sale of broadband assets (b)	(3.7)	(336.7)	—	—	—
Operating income (loss)	299.3	684.0	(2,093.5)	(266.8)	(8.4)
Minority interest expense (income) (c)	(0.5)	42.2	57.6	51.3	44.1
Interest expense and other financing costs (d)	203.3	234.2	164.2	168.1	163.6
Loss (gain) on investments (e)	—	—	10.7	(11.8)	356.3
Income (loss) from continuing operations before discontinued operations, extraordinary items and cumulative effect of change in accounting principle	64.2	1,246.0	(2,449.2)	(345.2)	(406.3)
Net income (loss)	$64.2	$1,331.9	$(4,240.3)	$(315.6)	$(380.2)
Earnings (loss) from continuing operations per common share (f)
Basic	$0.22	$5.44	$(11.27)	$(1.64)	$(1.96)
Diluted	$0.21	$5.02	$(11.27)	$(1.64)	$(1.96)
Dividends declared per common share	$—	$—	$—	$—	$—
Weighted average common shares outstanding (millions)
Basic	245.1	226.9	218.4	217.4	211.7
Diluted	250.5	253.3	218.4	217.4	211.7

Financial Position
Property, plant and equipment, net	$851.1	$898.8	$867.9	$3,059.3	$2,978.6
Total assets (g)	1,958.7	2,073.5	1,452.6	6,279.4	6,478.6
Long-term debt (d)	2,111.1	2,274.5	2,354.7	2,702.0	2,507.0
Total debt (d)	2,141.2	2,287.8	2,558.4	2,852.0	2,521.0
Total long-term obligations(h)	2,237.7	2,406.0	2,966.3	3,264.5	3,105.0
Minority interest (c)	39.2	39.7	443.9	435.7	433.8
Shareowners’ equity (deficit) (g)	(624.5)	(679.4)	(2,598.8)	1,645.9	2,018.4

Other Data
Cash flow provided by operating activities	$300.7	$310.6	$192.6	$259.5	$328.4
Cash flow provided by (used in) investing activities	(124.3)	(42.8)	192.4	(534.6)	(851.9)
Cash flow provided by (used in) financing activities	(177.5)	(286.7)	(370.1)	267.2	480.6
Capital expenditures	(133.9)	(126.4)	(175.9)	(648.5)	(843.7)

(a)	See Notes 1, 4, and 5 of Notes to Consolidated Financial Statements.
(b)	See Note 2 of Notes to Consolidated Financial Statements.
(c)	See Note 9 of Notes to Consolidated Financial Statements.
(d)	See Note 7 of Notes to Consolidated Financial Statements.

(e)	See Note 6 of Notes to Consolidated Financial Statements.
(f)	See Note 12 of Notes to Consolidated Financial Statements.
(g)	See Notes 1 and 4 of Notes to Consolidated Financial Statements.
(h)	Total long-term obligations comprise long-term debt, other noncurrent liabilities that will be settled in cash and the BRCOM Preferred Stock, which prior to its exchange in 2003 was classified as minority interest in the consolidated financial statements.

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

Cincinnati Bell Inc. (the “Company”) provides diversified telecommunications services through businesses in five segments: Local, Wireless, Hardware and Managed Services, Other and Broadband. A further discussion of these segments and their operating results is discussed in Item 1, “Business”, and in the individual segment discussions which begin on page 30 of this Report on Form 10-K.

Executive Summary

Cincinnati Bell Inc. is a full-service local provider of data and voice communications services and equipment and a regional provider of wireless and long distance communications services. The Company provides telecommunications service on its owned local network with a well-regarded brand name and reputation for service. The Company operates in five business segments: Local, Wireless, Hardware and Managed Services, Other and Broadband.

In 2004, the Company’s primary objectives were to: 1) reduce indebtedness, 2) defend the Company’s core franchise against increasing competition, and 3) add to the Company’s growth businesses. Measurements of the Company’s performance against these objectives are as follows:

•	Reduced total indebtedness by 7%, from $2,287.8 million to $2,141.2 million, primarily with operating cash flows.

•	Defended its core franchise through bundling, adding 52,000 net subscribers to its Custom ConnectionsSM “Super Bundle” which offers local, long distance, wireless, DSL and the Company’s value-added service package, Complete Connections®, on a single bill at a price lower than that for which the customer could buy all of the services individually. The Company finished the year with 123,000 super bundle subscribers, or 73% more than at the end of 2003. In addition, total access lines declined by 1.6% versus 2003, a full percentage point improvement over the 2.6% annual decline reported in the prior year as the company experienced little impact from cable telephony competition.

•	Increased internet revenues by $11.0 million by adding 31,000 Digital Subscriber Line (DSL) subscribers, or 26% more than were added in 2003. The Company finished the year with 131,000 DSL subscribers, or 31% more than at the end of 2003. Penetration of its DSL product increased by 4%, to 14% of total owned facilities access lines.

For 2005, the Company expects to continue execution against the same objectives. In early 2005, as discussed in Note 23 to the Consolidated Financial Statements, the Company completed the first stage of its refinancing plan, the primary objective of which is to increase cash flows by providing the flexibility with regard to the future extinguishment of its 16% Senior Subordinated Discount notes Due 2009 (the “16% notes”). These notes mature in January 2009 and are callable at 108% of their accreted value in March 2006.

Regarding defense of its core franchise, the Company expects continued growth of its super bundle. To build on the success of its bundled solutions over the past several years, the Company plans to invest in enhanced billing and customer care platforms that will further automate operations and enable the Company to provide better service at lower cost. As a result of this planned investment in customer service, the Company announced a restructuring plan in the fourth quarter of 2004, continuing through 2006 to better align its cost structure with the future bundling opportunity. The Company believes this strategy will maintain its reputation for quality service and reduce annual operating expenses by $20 to $25 million by 2006.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The Company continually evaluates its estimates, including, but not limited to, those related to revenue recognition, costs of providing service, bad debts, inventories and any related reserves, income taxes, fixed assets, goodwill, intangible assets, depreciation, restructuring, pensions, other postretirement benefits and contingencies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company bills service revenue in regular monthly cycles, which are dispersed throughout the days of the month. Because the day of each billing cycle rarely coincides with the end of the Company’s reporting period for usage-based services such as postpaid wireless, long distance and switched access, the Company must estimate service revenues earned but not yet billed. The Company bases its estimates upon historical usage and adjusts these estimates during the period in which the Company can determine actual usage, typically in the following reporting period. These adjustments may have a material impact upon operating results of the Company during the period of the adjustment.

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

Income Taxes — The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. As of December 31, 2004, the Company had $707.8 million in net deferred tax assets. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards.

As of December 31, 2004, the Company had $1.8 billion in federal tax net operating loss carryforwards, with a deferred tax asset value of $635.6 million. The tax loss carryforwards are available to the Company to offset taxable income in current and future periods. The Company expects to utilize approximately $121 million of gross federal tax net operating loss carryforwards during 2005. The tax loss carryforwards will generally expire between 2011 and 2023 and are not currently limited under U. S. tax laws. Based on current income levels and anticipated future reversal of existing temporary differences, the Company will utilize its federal net operating loss carryforwards within their expiration periods.

In addition, the Company has state and local deferred tax assets of $247.6 million, $225.0 million of which relates to tax operating loss carryforwards. The Company has a $144.2 million valuation allowance related to these state and local tax assets. This allowance was provided due to uncertainties about the ultimate realization of certain state and local tax loss carryforwards prior to their expiration.

The Company determines its effective tax rate by dividing its income tax expense by its net income before taxes as reported in its statement of operations. For reporting periods prior to the end of the Company’s fiscal year, the Company records income tax expense based upon an estimated annual effective tax rate. This rate is computed using the statutory tax rate and an estimate of annual net income adjusted for an estimate of non-deductible expenses.

The Company has certain non-deductible expenses, including interest expense related to securities issued to acquire its broadband business. During 2004 these non-deductible expenses were offset by benefits recorded to reduce the state deferred tax valuation allowance due to changes in utilization estimates of state net operating loss carryforwards. Excluding the effects of the reduction in the state valuation allowance, the Company’s effective tax rate would exceed statutory rates and the effective rate will vary inversely with the amount of its income before tax.

Allowances for Uncollectible Accounts Receivable — The Company estimates the allowances for uncollectible accounts using both percentages of aged accounts receivable balances to reflect the historical average of credit losses and specific provisions for certain large, potentially uncollectible balances. The Company believes its allowance for uncollectible accounts is adequate based on the methods previously described. However, if one or more of the Company’s larger customers were to default on its accounts receivable obligations or general economic conditions in the Company’s operating area deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established. Substantially all of the Company’s outstanding accounts receivable balances are with entities located within its geographic operating areas. Regional and national telecommunications companies account for the remainder of the Company’s accounts receivable balances. No one entity or collection of legally affiliated entities represents 10% of the outstanding accounts receivable balances.

Estimated Useful Lives and Depreciation of Property, Plant and Equipment — The Company’s provision for depreciation of telephone plant is determined on a straight-line basis using the whole life and remaining life methods. Provision for depreciation of other property, other than leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life or term of the lease, including option renewal periods if renewal of the lease is probable. Repairs and maintenance expense items are charged to expense as incurred.

The Company estimates the useful lives of plant and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of the Local segment plant and equipment is depreciated using the group method, which develops a depreciation rate (annually) based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. The estimated life of the group changes as the composition of the group of assets and their related lives changes. Such estimated life of the group is based on historical experience with similar assets, as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than expected, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of deprecation and amortization expense in future periods. A one-year decrease or increase in the useful life of these assets would increase or decrease depreciation and amortization expense by approximately $16.2 million and $11.0 million, respectively. The Company has reviewed these types of assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairments, the Company follows the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

During the fourth quarter of 2003, the Company revised the estimated economic useful life of its wireless TDMA network due to the expected migration of its TDMA customer base to its GSM/GPRS network. The Company shortened its estimate of the remaining economic useful life of its TDMA network to December 31, 2006. This has resulted in a $20.6 million increase in accumulated depreciation during 2004. If the migration to GSM/GPRS technology occurs more rapidly than the Company’s current estimates and the existing TDMA network can not be effectively redeployed, the Company may be required to revise its estimate further or record an impairment charge related to its TDMA network.

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

In connection with the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), effective January 1, 2003, the Company removed the then existing accrued costs for the removal of outside telephone plant from the accumulated depreciation accounts. These accrued costs totaled $85.9 million, net of taxes, which the Company recognized as income. Refer to Note 1 of the Notes to Consolidated Financial Statements.

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

Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with purchase business combinations. Indefinite-lived intangible assets consist primarily of Federal Communications Commission (“FCC”) licenses for spectrum of the Wireless segment. The Company determined that its wireless licenses met the definition of indefinite-lived intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), as the Company believes the need for wireless spectrum will continue independent of technology and the Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC. Upon the adoption of SFAS 142 on January 1, 2002, the Company ceased amortization of remaining goodwill and indefinite-lived intangible assets.

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

During 2004 and 2003, no write-down in the carrying value of goodwill was required based on its fair value. Fair value is an estimate based on the present value of an expected range of future cash flows. The expected range of future cash flows is based on internal forecasts developed utilizing management’s knowledge of the business and the anticipated effects of market forces. The discount rate used to determine the present value is based on the weighted-average cost of capital in addition to a spread for other external market risks. Reducing the estimated fair value of goodwill by 10% would not have resulted in an impairment of the carrying value of goodwill.

During 2004 and 2003, no write-downs in the carrying values of indefinite-lived intangible assets were required based on their fair values. Indefinite-lived intangible assets consists of FCC licenses of the Wireless segment. Fair value is based on current external market rates for similar licenses. A 10% reduction in the estimated fair value of indefinite-lived intangible assets would not result in an impairment of the carrying value of the licenses.

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

Pension and Postretirement Benefits — The Company calculates net periodic pension and postretirement expenses and liabilities on an actuarial basis under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) and Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”). The key assumptions used in determining these calculations are disclosed in Note 14 of the Notes to Consolidated Financial Statements. The actuarial assumptions attempt to anticipate future events and are used in calculating the expenses and liabilities related to these plans.

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

The following table represents the sensitivity of changes in certain assumptions related to the Company’s pension and postretirement plans:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions)	% Point Change	Increase/(Decrease) in Obligation	Increase/(Decrease) in 2004 Expense	Increase/(Decrease) in Obligation	Increase/(Decrease) in 2004 Expense
Discount rate	±0.5%	$(21.0)/22.0	$(0.2)/0.1	$(19.0)/19.0	$(0.8)/0.8
Expected return on assets	±0.5%	—	$2.4/(2.4)	—	$0.4/(0.4)
Health care cost trend rate	±1%	n/a	n/a	$52.7/(43.0)	$4.6/(3.6)

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

Changes in actual asset return experience and discount rate assumptions can impact the Company’s operating results, financial position and cash flows. Actual asset return experience results in an increase or decrease in the asset base and this effect, in conjunction with a decrease in the pension discount rate, may result in a plan’s assets being less than a plan’s accumulated benefit obligation (“ABO”). The ABO is the present value of benefits earned to date and is based on past compensation levels. The Company is required to show in its consolidated balance sheet a net liability that is at least equal to the ABO less the market value of plan assets. This liability is referred to as an additional minimum pension liability (“AML”). An AML, which is recorded and updated on December 31 each year, is reflected as a long-term pension liability with the offset recorded as an intangible asset, to the extent the Company has unrecognized prior service costs, with the remainder recorded in accumulated other comprehensive income (loss) in the equity section of the consolidated balance sheet, net of tax. With regards to the non-management pension plan, an increase in the ABO, or a corresponding decrease in plan assets of $3.0 million or greater as of December 31, 2004, would result in an AML of approximately $40.0 million, net of tax.

The actuarial expense calculation for the postretirement health plan is based on numerous assumptions, estimates and judgments including health care cost trend rates and cap-related cost sharing. Our non-management labor contract with the union contains contractual limits on the Company funded portion of retiree medical costs (referred to as “caps”). The Company has waived the premiums in excess of the caps during the current and past labor contract periods and, therefore has waived any cost sharing from those non-management retirees. The Company has previously accounted for the obligation for non-management retiree medical costs based on the terms of the written labor contract with the union. The Company has provided the same benefits for non-management and management retirees and therefore, has accounted for the obligation for management retiree medical costs on the same basis as non-management retiree medical costs.

The Company has determined that its past history of waiving and/or increasing caps in labor contract negotiations with the union, coupled with the expectation that the caps will be waived or increased in future contract negotiations, creates a substantive plan that is an uncapped plan and differs from the written plan. Accordingly, effective December 31, 2004, the Company has accounted for its retiree medical benefit obligation for non-management and management retirees as if there were no caps.

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the new Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 was effective as of the first interim period beginning after June 15, 2004. The Company adopted FSP 106-2 during the third quarter of 2004 which reduced postretirement medical expense by $1.1 million and reduced the postretirement benefit obligation by $10.3 million in 2004. The reduction in postretirement expense for 2004 was comprised of a $0.6 million benefit related to interest cost and a $0.5 million benefit in the amortization of the actuarial loss.

Results of Operations

Consolidated Overview

The financial results for 2004, 2003, and 2002 referred to in this discussion should be read in conjunction with the Consolidated Statements of Operations and Comprehensive Income (Loss) on page 67 of this Report on Form 10-K.

2004 Compared to 2003

Revenue

Consolidated revenue totaled $1,207.1 million in 2004, which was $350.7 million, or 23%, less than 2003. Foregone revenue associated with disposed broadband assets is the primary reason that 2004 revenue has declined. Revenue of the Broadband segment, which no longer generates any revenue, decreased $332.4 million (or $302.1 million net of intercompany eliminations) in 2004 compared to 2003. Related to its sale of its assets which were located outside of the Company’s local telephone or wireless operating territories, the Company estimates that revenue in its Hardware and Managed Services segment decreased approximately $33.4 million in 2004. Also, revenue in the Local segment declined $12.8 million during 2004 as data revenue growth from DSL transport and dial-up Internet access only partially offset declines in voice revenue.

Refer to Discussion of Operating Segment Results on page 29 of this Report on Form 10-K for detailed discussion of revenue by segment.

Costs and Expenses

Cost of services and products totaled $481.4 million in 2004 compared to $681.5 million in 2003. The decrease represents a decrease of $200.1 million, or 29%, compared to 2003. As a result of asset sales discussed above, the Broadband and the Hardware and Managed Services segments respectively contributed cost decreases of $202.8 million ($177.8 million net of intercompany eliminations) and $25.6 million during 2004. The Company also made improvements to its cost structure, in an effort to offset the effects of its Local segment declining voice revenue, by installing new switching infrastructure and negotiating lower transport costs in its long distance business and through recently enacted Ohio legislation which changed the basis of CBT’s Ohio tax liability from a gross receipts basis to a franchise tax (income basis). These reduced the cost of services and products in 2004 by $10.2 million and $6.8 million respectively. Adding to cost of services and products, the Wireless segment incurred an additional $18.0 million of costs associated with increased handset sales. These sales supported both a 27% increase in new gross customer additions as well as the migration of 17% of the Company’s legacy TDMA customers to its new GSM network.

Selling, general and administrative (“SG&A”) expenses of $227.6 million in 2004 decreased $125.5 million, or 36%, compared to 2003 primarily due to the sale of substantially all the broadband assets in the second quarter of 2003. The SG&A decrease associated with the broadband assets sold was $128.9 million during 2004. Additionally, $7.6 million of reduced Hardware and Managed Services segment SG&A, largely the result of lower costs associated with the sale of the outside-of-territory assets, and an $11.2 million charge paid in 2003 to senior executives for certain success-based incentives and termination benefits (Refer to Note 3) substantially offset a $9.9 million increase in legal, compliance and other contracted services, a $7.8 million increase in advertising and promotional expenses related to the Company’s increased gross new customer additions of 27% in Wireless and 25% in DSL and $3.2 million of corporate administrative expenses, which the Company had allocated to its Broadband segment in 2003.

Depreciation expense increased by 6%, or $9.5 million, to $178.6 million in 2004 compared to $169.1 million in 2003. The increase was primarily driven by $20.6 million of additional depreciation related to a decrease in the estimated economic useful lives of the Wireless TDMA network assets which more than offset $8.5 million of decreased Local segment depreciation.

Amortization expense of $9.1 million increased by $8.5 million compared to 2003. The increase was a result of $7.4 million in accelerated amortization expense related to the change in estimated economic useful lives of AWE roaming and trade name agreements, which ended in conjunction with Cingular’s merger with AWE on October 26, 2004.

Restructuring charges during 2004 of $11.6 million were $14.2 million higher than 2003. During 2004, the Company initiated a restructuring plan in order to improve its operating efficiency and more effectively align its cost structure with future business opportunities. The restructuring plan includes a workforce reduction that will be implemented in stages, which began in the fourth quarter 2004. The Company expects to recognize approximately $20 to $25 million in annual cost savings related to this restructuring plan. Results in 2003 included $7.2 million in reversals of previously established reserves due to the settlement of terminated contract obligations and a change in the estimate of the termination costs of remaining contractual obligations. In December 2003, the Company initiated a restructuring plan to reduce future cash operating costs by approximately $9.1 million. This restructuring resulted in a charge of $4.6 million related to employee separation benefits.

In 2004, the Company recorded $3.2 million of asset impairments and other charges, which primarily consisted of $3.5 million recorded to write-down certain TDMA assets, which were removed from service and a $2.4 million impairment charge related to certain intangible assets. These charges were offset by a $1.5 million gain on the sale of assets, and a $1.1 million gain from the sale of its out-of-territory assets of the Hardware and Managed Services segment.

The Broadband segment recorded a gain on sale of broadband assets as a result of the expiration of certain indemnities to the buyer of $3.7 million during 2004 compared to $336.7 million during 2003. A detailed discussion of the sale of the broadband business is provided in Note 2 of the Notes to Consolidated Financial Statements.

As a result of the above, operating income decreased by $384.7 million to $299.3 million in 2004 compared to $684.0 million in 2003. The decrease in operating income was primarily due to the aforementioned gain on the sale of the broadband assets recorded in 2003.

Minority interest income of $0.5 million in 2004 relates to the 19.9% minority interest of Cingular in the net income of Cincinnati Bell Wireless LLC (“CBW”). This compares to minority interest expense of $42.2 million in 2003 as a result of a $32.0 million decline resulting from the exchange of the 12-1/2% Junior Exchangeable Preferred Stock of BRCOM (the “12-1/2% Preferreds”) for common stock of the Company in September 2003 and a decline in the net income of CBW.

Interest expense and other financing costs of $203.3 million in 2004 decreased $30.9 million, or 13%, compared to $234.2 million recorded in 2003. This was primarily the result of a $24.8 million reduction in amortization of note issuance costs pertaining to the write-off of deferred financing costs related to the prepayment of the Company’s credit facilities in 2003, which did not occur in 2004. The remaining $6.1 million reduction of interest expense is primarily the net of approximately $531.0 million reduced average debt outstanding offset partially by the issuance of the $500.0 million 7.25% Notes in July 2003 and the issuance of the 16% notes. Including fixed-rate interest hedges which expired in 2003, a 1.6% decrease from 5.6% in 2003 to 4.0% in 2004 in the average effective interest rate related to the Company’s bank credit facilities decreased interest expense $8.0 million in 2004.

The Company had income tax expense of $36.1 million in 2004 compared to a benefit of $828.8 million in 2003. The increase in expense is primarily the result of the fourth quarter 2003 reversal of the Company’s deferred income tax valuation allowance as a result of the substantial resolution of uncertainties related to BRCOM’s liquidity. The effective income tax rate in 2004 is 36%, which differs from the federal statutory rate primarily due to the effects of certain non-deductible interest expense amounts, benefits from the reduction of certain state deferred tax valuation allowances and recurring state income tax expenses. The Company used $25.2 million of federal and state operating loss tax carryforwards in 2004 to defray payment of the majority of its federal and state tax liabilities. The Company paid $2.3 million in federal and state tax liabilities during 2004.

As a result of the items previously discussed, income before cumulative effect of change in accounting principle decreased to $64.2 million in 2004 compared to $1,246.0 million in 2003. In addition, the corresponding diluted earnings per share totaled $0.21 in 2004 compared to diluted earnings per share of $5.02 in the prior year.

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

2003 Compared to 2002

Revenue

Consolidated revenue totaled $1,557.8 million in 2003, which was $620.8 million, or 28%, less than 2002. The primary reason for the revenue decline was the sale of substantially all the broadband assets on June 13, 2003 (refer to Note 2 of the Notes to Consolidated Financial Statements). As a result of the sale, the Broadband segment will no longer generate revenue for broadband transport and switched voice services and will experience significant reductions in data and Internet revenue.

Refer to Discussion of Operating Segment Results on page 29 of this Report on Form 10-K for detailed discussion of revenue by segment.

Costs and Expenses

Cost of services and products totaled $681.5 million in 2003 compared to $1,035.6 million in 2002, a decrease of $354.1 million or 34%. The majority of the decrease, or $316.8 million, was the result of the sale of substantially all of the broadband assets. The 2002 costs included $13.3 million of construction contract termination costs not repeated in 2003. The remaining decline of $37.3 million was primarily the result of lower Cincinnati Bell Technology Solutions (“CBTS”) costs related to decreased equipment sales.

Selling, general and administrative (“SG&A”) expenses of $353.1 million in 2003 decreased $149.1 million, or 30%, compared to 2002. The decrease was primarily due to the sale of substantially all the broadband assets in the second quarter of 2003, lower payroll costs as a result of the October 2002 restructuring and cost reductions of $4.7 million as the Wireless segment assumed responsibility for network management services previously outsourced to AWE. The SG&A decrease associated with the broadband assets sold was $159.3 million. The decrease was offset by an increase in SG&A expense of $11.2 million which was primarily the result of success-based contractual incentives and termination benefits for certain senior executives pursuant to the sale of the broadband assets (Refer to Note 3 of the Notes to Consolidated Financial Statements). The termination benefits included $0.8 million of non-cash charges related to the accelerated vesting of stock options.

Depreciation expense decreased by 64%, or $301.9 million, to $169.1 million in 2003 compared to $471.0 million in 2002. The decrease was primarily driven by the Broadband segment as the Company recorded a non-cash impairment charge of $1,901.7 million in the fourth quarter of 2002 related to the Broadband segment’s tangible assets (refer to Note 1 of the Notes to Consolidated Financial Statements). Additionally, due to the definitive agreement to sell substantially all of the assets of its Broadband segment, the broadband assets were classified as “held for sale,” and the Company ceased depreciation in accordance with SFAS 144 on March 1, 2003 (refer to Note 2 of the Notes to Consolidated Financial Statements). The adoption of SFAS 143 on January 1, 2003 (refer to Note 1 of the Notes to Consolidated Financial Statements) also contributed to the reduction in depreciation expense as removal costs previously recorded as depreciation expense in the Local segment ceased, accounting for $6.4 million of the decrease.

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

Restructuring credits during 2003 of $2.6 million were $39.7 million lower than 2002 charges. Results in 2003 include $7.2 million in reversals of previously established reserves due to the settlement of terminated contract obligations and a change in the estimate of the termination costs of remaining contractual obligations. In December 2003, the Company initiated a restructuring plan to reduce future cash operating costs by approximately $9.1 million. This restructuring plan resulted in a charge of $4.6 million related to employee separation benefits for 106 employees. The $37.1 million of restructuring charges in 2002 were comprised of $16.5 million recorded in the first quarter of 2002 for employee termination benefits, the termination of a contractual commitment with a vendor related to the November 2001 restructuring, $9.6 million recorded in the third quarter of 2002 primarily for employee termination benefits related to the September 2002 restructuring plan, and $14.7 million recorded in the fourth quarter of 2002 related to the October 2002 restructuring plan. A detailed discussion of restructuring charges is provided in Note 5 of the Notes to Consolidated Financial Statements.

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

Also included in the Company’s operating income in 2003 was a $336.7 million gain related to the sale of broadband assets. Refer to Note 2 of the Notes to Consolidated Financial Statements.

Operating income increased by $2,777.5 million to $684.0 million in 2003 compared to an operating loss of $2,093.5 million in 2002. The increase was principally due to reduced expenses as a result of the sale of the broadband assets and the related gain, in addition to the asset impairment charge in 2002 of $2,200.0 million related to the Broadband segment.

Minority interest expense of $42.2 million and $57.6 million in 2003 and 2002, respectively, includes the accrual of dividends and accretion on the 12-1/2% Junior Exchangeable Preferred Stock of BRCOM (the “12-1/2% Preferreds”) and the 19.9% minority interest of AT&T Wireless Services Inc. (“AWE”) in the net income of CBW. Although the Company announced the deferral of the August 15, 2002, November 15, 2002, February 15, 2003, May 15, 2003, and August 15, 2003 cash dividend payment on the 12-1/2% Preferreds, the Company continued to accrue the dividends in accordance with the terms of the security. On September 8, 2003 the Company completed the exchange of all of the 12-1/2% Preferreds for approximately 14.1 million shares of Cincinnati Bell Inc. common stock. As a result of this exchange, minority interest expense in 2003 decreased $13.8 million compared to 2002, to $32.0 million. Under the terms of the exchange, holders of the 12-1/2% Preferreds were not paid any accumulated or unpaid dividends. A detailed discussion of minority interest is provided in Note 9 of the Notes to Consolidated Financial Statements.

Interest expense and other financing costs of $234.2 million in 2003 increased $70.0 million, or 43%, compared to $164.2 million in 2002. The increase is the result of the issuance of the 16% notes, the increase in the interest rate on the convertible subordinated notes in March 2003, the issuance of the 7-1/4% Senior notes due 2013 in July 2003, the $16.4 million write-off of deferred financing costs related to the prepayment and amendments of the Company’s credit facilities, and an increase in the interest rate on the Company’s credit facilities. These increases were partially offset by a decline in interest expense on the Company’s credit facilities resulting from the significant reduction in outstanding borrowings under these facilities. A detailed discussion of indebtedness is presented in Note 7 of the Notes to Consolidated Financial Statements.

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

In the fourth quarter of 2003, the Company recorded a gain of $10.0 million in other non-operating income from the modification of a capital lease at the Company’s headquarters. This modification required the lease to be reclassified from a capital lease to an operating lease. The gain primarily represents the difference between the carrying value of the capital lease assets and the related lease obligation at the date of modification. The Company recorded a $10.7 million non-cash loss on investments in 2002 due to an other than temporary decline in value of one of the Company’s cost-based investments.

The Company reported an income tax benefit of $828.8 million in 2003. This compares to an expense of $123.7 million reported in 2002. The income tax benefit recorded in 2003 relates substantially to the reversal of a previously recorded deferred tax valuation allowance due to the uncertainties surrounding the liquidity of the Company’s subsidiary, BRCOM Inc. In the fourth quarter of 2003, the Company reversed $823.0 million of the valuation allowance as the uncertainties surrounding BRCOM’s liquidity were substantially mitigated. In 2002, the Company had income tax expense of $123.7 million, due substantially to the establishment of a valuation allowance of $1,110.7 million against certain federal and state deferred tax assets (including net operating loss carryforwards), offset substantially by the tax effect of the $2.2 billion asset impairment. The effective rate of negative (198.7%) in 2003 was 193.4 points lower than the effective rate of negative (5.3%) in the same period of 2002. The decrease in the rate was due to reversal of a previously recorded deferred tax valuation allowance. Refer to Note 13 of the Notes to Consolidated Financial Statements.

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

Substantially all of the assets of Cincinnati Bell Directory (“CBD”) were sold on March 8, 2002 for $345.0 million cash and a 2.5% equity interest in the newly formed company. Income from discontinued operations totaled zero in 2003 compared to $217.6 million in 2002. The net gain from the sale of substantially all of the assets of CBD of $211.8 million was recorded in 2002 and the remaining income was related to the operations of CBD from January 1 through March 8, 2002. A detailed discussion of discontinued operations is provided in Note 16 of the Notes to Consolidated Financial Statements.

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

Discussion of Operating Segment Results

The Company realigned its business segments during the first quarter of 2004. CBTS, a data equipment and managed services subsidiary, was previously reported in the Broadband segment and is now reported in the Hardware and Managed Services segment. Additionally, the sale of telephony equipment of Cincinnati Bell Telephone (“CBT”) and its associated installation and maintenance business, previously reported in the Local segment, is now included in the Hardware and Managed Services segment. Accordingly, the historical results of operations of the Local, Hardware and Managed Services and Broadband segments have been recast to reflect the current segment reporting. As of January 1, 2002, the high-speed digital subscriber lines (“DSL”) and dial-up Internet operations of ZoomTown, formerly reported in the Other segment, were merged with the operations of CBT and are reflected in the Local segment in all periods presented.

Local

The Local segment provides local voice telephone service, including enhanced custom calling features, and data services, which include dedicated network access, Gigabit Ethernet (“Gig-E”) and Asynchronous Transfer Mode (“ATM”) based data transport, and DSL and dial-up Internet access, to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. These services are provided primarily by CBT. CBT’s traditional operating market has consisted of approximately 2,400 square miles located within an approximate 25-mile radius of Cincinnati, Ohio. CBT’s network includes 643 Synchronous Optical Network (“SONET”) rings and 2,154 fiber network miles, has full digital switching capability and can provide data transmission services to up to 89% of its residential households via DSL.

During 2004, the Local segment also extended its geographic service area by offering local voice services within the 700 square mile market surrounding Dayton, Ohio through Cincinnati Bell Extended Territories (“CBET”), which operates as a competitive local exchange carrier (“CLEC”). In the greater Dayton market the Local segment provides service on its own network and by purchasing Unbundled Network Elements (“UNE-L’s or loop”) or UNE-platform (“UNE-P or platform”) from the incumbent local carrier. The Local segment also operates outside of its traditional ILEC territory in communities which lie contiguous to it. The Local segment provides service either completely on its own network or through UNE-L to 25% of its customer base which resides outside of its traditional ILEC territory. The Local segment links its Cincinnati and Dayton geographies through its fiber networks, which provides route diversity via two separate routes.

(dollars in millions)	2004	2003	$ Change 2004 vs. 2003	% Change 2004 vs. 2003	2002	$ Change 2003 vs. 2002	% Change 2003 vs. 2002
Revenue
Voice	$519.8	$536.6	$(16.8)	(3)%	$548.7	$(12.1)	(2)%
Data	203.9	196.3	7.6	4%	191.0	5.3	3%
Other services	38.0	41.6	(3.6)	(9)%	42.0	(0.4)	(1)%
Total revenue	761.7	774.5	(12.8)	(2)%	781.7	(7.2)	(1)%
Operating costs and expenses:
Cost of services and products	220.2	232.2	(12.0)	(5)%	227.1	5.1	2%
Selling, general and administrative	134.8	128.8	6.0	5%	135.3	(6.5)	(5)%
Depreciation	117.2	125.7	(8.5)	(7)%	146.7	(21.0)	(14)%
Restructuring	10.4	4.5	5.9	n/m	(0.5)	5.0	n/m
Asset impairments and other charges	—	0.6	(0.6)	n/m	0.3	0.3	100%
Total operating costs and expenses	482.6	491.8	(9.2)	(2)%	508.9	(17.1)	(3)%
Operating income	$279.1	$282.7	$(3.6)	(1)%	$272.8	$9.9	4%
Operating margin	36.6%	36.5%		0 pts	34.9%		+2 pts

2004 Compared to 2003

Local service revenue of $761.7 million during 2004 decreased 2%, or $12.8 million, compared to 2003. Revenue declines related to access line losses were partially offset by DSL revenue growth.

Voice revenue, which includes local service, switched access, information services and value-added services revenues, of $519.8 million in 2004 decreased 3%, or $16.8 million, compared to 2003. Local service revenue declined $11.9 million as a result of both fewer access lines in service, which declined 1.6% from 986,000 at December 31, 2003 to 970,000 at December 31, 2004, and a 1% lower average revenue per line. The lower average revenue per line is the result of selected price discounts to enterprise customers and certain rate plans related to the service launch in Dayton, Ohio.

Access lines within the segment’s ILEC territory decreased 37,000, or 3.8%, from 977,000 to 940,000. The majority of this decrease is a 21,000 decrease in primary residential access lines, which the Company believes is primary due to customers electing to use wireless communication (“wireless substitution”) in lieu of the traditional local service. In March 2004, the Company expanded its product suite in Dayton, Ohio and began to mass market voice services to residential and small business customers. This helped to increase CLEC access lines by 21,000 lines during 2004, bringing total access lines outside its ILEC service territory to 30,000, which is 3% of its total access lines at December 31, 2004.

Voice revenues also declined $3.1 million as a result of decreases in trunking revenue and $1.4 million as a result of decreases in Value Added Services revenue due to price decreases to consumers and small businesses provided within the Company’s “Super Bundle”, Custom ConnectionsSM.

Data revenue consists of data transport, high-speed Internet access (including DSL), dial-up Internet access, digital trunking and Local Area Network (“LAN”) interconnection services. Revenue in 2004 was $203.9 million, representing a $7.6 million, or 4%, increase compared to 2003. Internet-based revenue, high-speed DSL and dial-up access increased $11.0 million in 2004 primarily driven by a 31,000 increase in DSL subscribers, which were 131,000 at December 31, 2004. As of December 31, 2004, 89% of CBT’s access lines in its incumbent local exchange operating territory were loop-enabled for DSL transport with a penetration of approximately 16.7% of total access lines, up from 12.6% at December 31, 2003. Other high speed/high capacity data services such as transport, digital trunking, LAN and customized services revenue decreased $2.5 million in 2004 as a result of both competitive pressures and regulatory-mandated price decreases for wholesale services sold to other telecommunications providers.

The Company believes that its rate of access line loss would have been greater and its increase in DSL subscribers would have been less without the success of its “Super Bundle”, Custom ConnectionsSM. The Company added 52,000 new, Super Bundle subscribers in 2004, to reach a total of 123,000, a 73% increase compared to December 31, 2003. At December 31, 2004, 20% of CBT’s primary residential, ILEC access lines were in a Super Bundle. Also, as a result of its success, the Local segment in-territory revenue per consumer household (local revenue divided by average primary access lines) increased by $0.9, 2%, to $47.49 in 2004 compared to $46.61 in 2003.

Other services revenue of $38.0 million during 2004 decreased $3.6 million compared to 2003, primarily as a result of a decrease in wiring revenue.

Costs and Expenses

Cost of services and products decreased $12.0 million, or 5%, to $220.2 million in 2004 compared to 2003. The decrease was primarily due to a decline in operating taxes of approximately $7.4 million, of which $6.8 million relates to a change in Ohio law. CBT is no longer subject to franchise taxes based on gross receipts, but instead is subject to state and local income tax and is included in the combined Ohio state income tax return with other Cincinnati Bell operating companies. Additionally, cost of goods sold and material costs declined $1.6 million during 2004 related to lower material costs associated with the decrease in wiring revenue compared to 2003.

SG&A expenses increased 5%, or $6.0 million, to $134.8 million in 2004. This increase was due to an additional $4.2 million of advertising and promotional expense related to a 25% increase in DSL gross additions and a 26,000 gross addition in Dayton local customer additions.

Total labor and related expense decreased $2.5 million, or 1%, as compared to 2003 primarily as a result of a $2.4 million curtailment charge in 2003 related to the sale of substantially all of the broadband assets. A 2% reduction in CBT’s headcount also helped to keep labor costs otherwise relatively flat.

Depreciation expense of $117.2 million decreased $8.5 million, or 7%, in 2004 compared to 2003, due to a decrease in depreciable assets and reduced capital spending.

Restructuring charges during 2004 of $10.4 million were $5.9 million higher than 2003. For further description and purpose of these restructuring charges, please refer to Note 5 of the Notes to Consolidated Financial Statements.

Operating Income

As a result of the above, operating income decreased $3.6 million, or 1%, to $279.1 million and operating margin remained nearly flat in 2004 compared to 2003.

2003 Compared to 2002

Revenue

Voice revenue, which includes local service, switched access, information services and value-added services revenues, of $536.6 million during 2003 decreased 2%, or $12.1 million, in comparison to the prior year. Voice revenue decreased primarily due to an $8.3 million decrease in local services revenue where access lines decreased 2.6% from 1,012,000 lines in service at December 31, 2002 to 986,000 as of December 31, 2003. Decreases in trunking of $3.5 million, switched access of $2.3 million and information services of $1.7 million also contributed to the voice revenue decline.

A $2.7 million increase in value added service revenue partially offset the aforementioned declines in voice revenue as the Company’s Complete Connections® bundled services offering added 23,600 subscribers during 2003, bringing total subscribership to 312,500 and penetration of residential access lines to 44%.

In the first quarter of 2003, CBT also introduced Custom ConnectionsSM, a bundled suite of services that leverages the Company’s local, long distance, wireless and DSL products and enables consumers to customize packages that meet their personal communication needs. Custom ConnectionsSM added 54,700 subscribers in 2003. The favorable bundled pricing associated with Custom ConnectionsSM has driven increased demand for the Company’s ZoomTown DSL offering, which added 25,000 customers in 2003, growth of 33% from December 31, 2002, and has been a key driver behind the increase in revenue per household to $46.61 in 2003 compared to $45.04 in 2002. As a result of this growth, total lines to the consumer (defined as consumer access lines plus DSL subscribers) increased slightly on a year-over-year basis. As of December 31, 2003, 86% of CBT’s access lines were loop-enabled for DSL transport with a penetration of approximately 12.6% of these addressable network access lines, up from 9.3% at December 31, 2002.

As result of the Company’s increase in DSL penetration, internet services revenues increased $8.6 million. Consequently, data revenue, which consists of data transport, high-speed Internet access (including DSL), dial-up Internet access, digital trunking and LAN interconnection services increased by $5.3 million to $196.3 million, a 3% increase, compared to 2002. A $3.7 million decrease in data transport revenue, largely a result of Federal Communications Commission (“FCC”) mandated special access price reductions set equal to inflation, net of a 6.5% productivity offset, partially offset the internet services revenue increase.

Other services revenue of $41.6 million during 2003 decreased $0.4 million, or 1%, compared to 2002.

Costs and Expenses

Cost of services and products increased $5.1 million, or 2%, to $232.2 million in 2003 compared to 2002. The increase was primarily due to an increase in employee expenses of $5.0 million. The increase in employee expenses was a net result of a 7% reduction in headcount offset by normal wage increases and an increase in actuarially determined employee benefit expenses.

SG&A expenses decreased 5%, or $6.5 million, in 2003 compared to 2002, as the Local segment experienced decreases in bad debt, advertising, promotional and contract services expenses. These expense reductions were partially offset by higher payroll and related expenses of $1.9 million, which was the net effect of a reduction in headcount, offset by normal wage increases and higher benefits expense.

Depreciation expense of $125.7 million decreased $21.0 million, or 14%, in 2003 compared to 2002. A decrease in depreciable assets, reduced capital spending, regulatory depreciation rate decreases and the adoption of SFAS 143 on January 1, 2003 (refer to Note 1 of the Notes to Consolidated Financial Statements) contributed to the reduction in depreciation expense.

Restructuring charges of $4.5 million during 2003 were $5.0 million higher than the $0.5 million in restructuring credits in 2002. In December 2003, the Company initiated a restructuring plan to reduce future cash operating costs by approximately $9.1 million. The Local segment’s charge was $4.5 million related to employee separation benefits associated with the elimination of approximately 90 positions.

Operating Income

As a result of the above, operating income increased by $9.9 million, or 4%, to $282.7 million in 2003 compared to $272.8 million in 2002. Operating margin showed similar improvements, increasing approximately two points from a margin of 34.9% in 2002 to a margin of 36.5% in 2003.

Wireless

The Wireless segment provides advanced digital, voice and data communications services through the operation of a regional wireless network in a licensed service territory which surrounds Cincinnati and Dayton, Ohio including areas of northern Kentucky and southeastern Indiana. The segment offers service outside of its regional operating territory through wholesale, re-sale arrangements (“roaming agreements”) with other wireless operators. The segment also sells related telecommunications equipment, wireless handset devices and related accessories to support its service business.

The wireless segment consists of Cincinnati Bell Wireless LLC (“CBW”), a joint venture with Cingular Wireless Corporation (“Cingular”), through its recently acquired subsidiary AT&T PCS LLC (“AWE”). The Company owns 80.1% of CBW while Cingular owns the remaining 19.9%.

Since October 2003, CBW has deployed service on both Time Division Multiple Access (“TDMA”) and Global System for Mobile Communications and General Packet Radio Service (“GSM/GPRS”) technologies. TDMA is CBW’s legacy technology and provides both voice and short message service (“SMS”) data services. GSM/GPRS technology, to which CBW plans to migrate its subscriber base, provides, in addition to voice communication and SMS, enhanced wireless data communication services, such as mobile web browsing, internet access, email and picture messaging. The GSM/GPRS is EDGE compatible, requiring only software upgrades to deliver higher speeds of data transmission and capacity. Based on current estimates, the Company expects that it will operate its TDMA network at least through December 31, 2006.

(dollars in millions, except for operating metrics)	2004	2003	$ Change 2004 vs. 2003	% Change 2004 vs. 2003	2002	$ Change 2003 vs. 2002	% Change 2003 vs. 2002
Revenue
Service	$242.0	$246.4	$(4.4)	(2)%	$253.3	$(6.9)	(3)%
Equipment	19.7	13.1	6.6	50%	13.9	(0.8)	(6)%
Total revenue	261.7	259.5	2.2	1%	267.2	(7.7)	(3)%
Operating Costs and Expenses:
Cost of services and products	133.2	110.5	22.7	21%	119.5	(9.0)	(8)%
Selling, general and administrative	56.5	50.0	6.5	13%	47.3	2.7	6%
Depreciation	58.3	38.3	20.0	52%	30.6	7.7	25%
Amortization	9.1	0.5	8.6	n/m	0.7	(0.2)	(29)%
Restructuring	0.1	—	0.1	n/m	—	—	n/m
Asset impairments and other charges	5.9	—	5.9	n/m	—	—	n/m
Total operating costs and expenses	263.1	199.3	63.8	32%	198.1	1.2	1%
Operating income (loss)	$(1.4)	$60.2	$(61.6)	n/m	$69.1	$(8.9)	(13)%
Operating margin	(0.5)%	23.2%		(24) pts	25.9%		(3) pts
Operating metrics
Postpaid ARPU*	$54.43	$55.98	$(1.55)	(3)%	$58.75	$(2.77)	(5)%
Prepaid ARPU*	$19.85	$19.24	$0.61	3%	$18.32	$0.92	5%

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue by the average subscriber base for the period. For a given period, the average subscriber base is calculated by adding subscribers at the beginning of the period to subscribers at the end of the period and dividing the sum by two.

2004 Compared to 2003

Revenue

Wireless segment revenue increased $2.2 million, or 1%, to $261.7 million during 2004 compared to 2003. Equipment revenue increased $6.6 million in 2004 primarily due to a 27% increase in new service activations and 17% of CBW’s existing TDMA customers purchasing new handsets to switch their service to the its Company’s new GSM service. This increase in equipment revenue offset a $3.6 million decrease in roaming revenue and a $0.8 million decrease in CBW subscriber service revenue.

CBW’s roaming revenue declined primarily as a result of a 20% decrease in average revenue per roaming minute as a greater amount of AWE roaming traffic was lower priced GSM minutes than in 2003. Total roaming revenue equaled $13.0 million in 2004. As a result of the Cingular Merger, CBW expects to lose substantially all of its roaming revenue in 2005 as AWE customers begin roaming on Cingular’s network versus CBW’s network. As a part of CBW’s Agreement with Cingular, CBW expects that it will substantially offset the effect of this lost roaming revenue through a rate reduction on the cost of its roaming minutes that it will purchase from Cingular.

Subscriber service revenue declined $0.8 million as a result of a $3.8 million postpaid service revenue decrease more than offsetting a $3.0 million increase in prepaid service revenue. Postpaid revenue decreased as a result of a 5,600 decrease in subscribers, driven primarily by an average monthly customer churn which increased to 2.55% in 2004 compared to 1.81% in 2003, and a $0.50 decrease in postpaid ARPU, excluding roaming revenue, from $51.42 in 2003 to $50.92, which is in part the result of customer migrations to lower priced GSM rate plans. The Company believes that the increase in postpaid churn during the year is the result of a combination of factors most notably network quality issues created by CBW’s network migration. The Company expects to resolve these quality issues during 2005, thus enabling churn levels to trend back to more historic levels. At December 31, 2004 CBW had 306,300 postpaid subscribers.

Prepaid service revenue increases were largely the result of increased subscribers. As of December 31, 2004 prepaid subscribers totaled approximately 174,700, a 12,200 increase over December 31, 2003. Likely a result of both the aforementioned network quality issues as well as unmeasured TDMA customer migrations to the new GSM network, average monthly, prepaid customer churn increased to 6.13% in 2004 compared to 4.95% in 2003. Total wireless subscribers at December 31, 2004 were approximately 481,000, or 14%, of the population in CBW’s licensed operating territory.

Data revenue of $14.7 million increased $5.6 million, or 62%, from $9.1 million as compared to 2003. Data revenue is 6% of total revenue.

As mandated by the FCC, wireless local number portability (“WLNP”) was effective November 24, 2003 and allows customers the ability to change service providers within the same local area and retain the same phone number. WLNP did not have any significant impact in 2004.

Costs and Expenses

Cost of services and products consists largely of the costs of equipment sales to both new and existing subscribers, CBW’s network operation costs, the cost to purchase wholesale roaming minutes on other carriers’ networks (“incollect expense”), operating taxes and customer service expenses. These costs and expenses increased $22.7 million, or 21%, to $133.2 million in 2004 compared to the prior year. The increase was due largely to an $18.0 million increase of costs associated with increased handset subsidies, which supported both a 27% increase in new gross customer additions as well as the migration of 17% of the Company’s legacy TDMA customers to its new GSM network.

In the fourth quarter of 2004, CBW recorded a $3.2 million adjustment related to prior periods to account for certain rent escalations associated with its tower site leases on a straight-line basis. These rent escalations are associated with lease renewal options that were deemed to be reasonably assured of renewal, thereby extending the initial term of the leases. The adjustment was not considered material to the current year or to any prior years’ earnings, earnings trends or individual financial statement line items. Additionally, customer service expense increased $2.4 million as a result of increased customer contacts, driven by the GSM migration and quality issues, which was offset by a decrease in incollect expense of $4.7 million. Lower incollect expense was the result of a 20% decrease in the average cost per roaming minute of which a greater percentage were on lower priced GSM network.

SG&A expenses of $56.5 million increased by $6.5 million, or 13%, in 2004, primarily as a result of a $3.3 million increase in advertising and promotional expense to support the 27% increase in new customer gross additions.

Depreciation expense of $58.3 million increased $20.0 million in 2004 compared to 2003. The increase was a result of $20.6 million in additional depreciation related to the change in estimated economic useful life of the TDMA network to December 31, 2006.

Amortization expense of $9.1 million increased $8.6 million in 2004 compared to 2003. The increase was a result of $7.4 million in accelerated amortization related to the shortened, estimated economic useful lives of certain AWE roaming and trade name agreements, as a result of the merger between Cingular Wireless and AWE, consummated on October 26, 2004.

Asset impairment charges of $5.9 million in 2004 were comprised of $3.5 million recorded to write-down certain TDMA assets, which CBW removed from service, and a $2.4 million asset impairment charge related to certain intangible assets.

Operating Income (Loss)

As a result of the items discussed above, operating income decreased $61.6 million to an operating loss of $1.4 million and operating margin decreased 24 points to a negative margin of 0.5% in 2004 compared to 2003.

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

WLNP became effective during 2003, however, average monthly customer churn remained low in the face of aggressive competition and WLNP at 1.81% for postpaid subscribers in 2003 compared to 1.73% in 2002.

The postpaid revenue decline is partially offset by the prepaid product, which experienced subscriber growth in 2003 of 2% compared to subscribers as of December 31, 2002. The Company had approximately 162,000 prepaid subscribers at December 31, 2003, or nearly 3,300 more than at December 31, 2002, which represents an estimated penetration of approximately 5% of the population in the Company’s licensed service area. Prepaid revenue of $37.1 million in 2003 represented growth of $3.0 million, or 9%, compared to 2002 due to increased revenue from text messaging services, which increased ARPU. ARPU for prepaid subscribers increased from $18.32 in 2002 to $19.24 in 2003, or $0.92 per user. The Company’s text messaging services, comprising a growing proportion of total prepaid revenue, increased by $2.2 million versus 2002 to $6.0 million, which represents 16% of total prepaid service revenue.

Costs and Expenses

Cost of services and products consists largely of incollect expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), network operations costs, interconnection expenses and cost of equipment sold. These costs were $110.5 million during

2003, or 43% of revenue, compared to $119.5 million, or 45% of revenue, in 2002. In total, cost of services and products decreased $9.0 million, or 8%, during 2003 compared to 2002. These declines were due primarily to decreased incollect charges of $2.1 million related to postpaid subscribership, decreased operating taxes of $4.1 million and $4.7 million from cost reductions because the Wireless segment assumed responsibility for network management services previously outsourced to AWE.

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

Operating Income

As a result of the above, operating income decreased $8.9 million, or 13%, to $60.2 million and operating margin decreased approximately 3 points to 23.2% in 2003 compared to 2002.

Hardware and Managed Services

The Hardware and Managed Services segment provides data center collocation, IT consulting services, telecommunications and computer equipment in addition to their related installation and maintenance. The Hardware and Managed Services is comprised of the operations within CBTS. In March 2004, CBTS sold certain operating assets, which were generally residing outside of the Company’s area for approximately $3.2 million in cash. During the second quarter of 2004, CBTS paid $1.3 million to the buyer of the assets in working capital adjustments related to the sale.

(dollars in millions)	2004	2003	$ Change 2004 vs. 2003	% Change 2004 vs. 2003	2002	$ Change 2003 vs. 2002	% Change 2003 vs. 2002
Revenue
Hardware	$74.0	$89.6	$(15.6)	(17)%	$141.1	$(51.5)	(37)%
Managed services	60.7	73.2	(12.5)	(17)%	74.3	(1.1)	(2)%
Total revenue	134.7	162.8	(28.1)	(17)%	215.4	(52.6)	(24)%
Operating Costs and Expenses:
Cost of services and products	104.7	121.4	(16.7)	(14)%	170.8	(49.4)	(29)%
Selling, general and administrative	16.7	24.3	(7.6)	(31)%	28.0	(3.7)	(13)%
Depreciation	1.1	0.7	0.4	57%	6.4	(5.7)	(89)%
Restructuring	0.6	—	0.6	n/m	0.1	(0.1)	(100)%
Asset impairments and other charges (gains)	(1.1)	(1.1)	—	—	19.5	(20.6)	n/m
Total operating costs and expenses	122.0	145.3	(23.3)	(16)%	224.8	(79.5)	(35)%
Operating income (loss)	$12.7	$17.5	$(4.8)	(27)%	$(9.4)	$26.9	n/m
Operating margin	9.4%	10.7%		(1) pt	(4.4%)		+15 pts

2004 Compared to 2003

Revenue

Revenue is reported in two major categories, hardware and managed services.

Hardware revenue is driven by the reselling of major manufacturers IT, data, and telephony equipment. CBTS is a reseller of and has relationships with major telecommunications and computer hardware manufacturers. In 2004, CBTS earned Cisco gold certification, joining an elite group of Cisco business partners, and allowing it to leverage the maximum level of benefits offered by the manufacturer.

Hardware revenue of $74.0 million during 2004 decreased 17%, or $15.6 million, compared to 2003. The decrease was primarily due to the sale of the assets of the out-of-territory business, offset by several large equipment sales and hardware sales including $10.1 million to customers referred by the buyer of the out-of territory assets, as a sales agent. The sale of the assets of the out-of-territory business better aligned the CBTS business model and better aligned the subsidiary with the growth strategy of its parent.

Managed services revenue consists of the sale of outsourced technology resources, leveraging assets within the Company, including but not limited to data center assets, and revenue of technical services and maintenance directly related to the sale of IT, data and telephony equipment. The CBTS business model links the capability to sell a wide range of equipment from various manufacturers along with the Company’s technical and infrastructure capability to offer complete technology solutions for the small, medium, and large business customer.

In 2004, managed services revenue of $60.7 million decreased 17%, or $12.5 million, compared to 2003. The decreases were primarily due to the sale of the assets of the out-of-territory business, price reductions and customer attrition. The managed services revenues associated with the sale of assets were based on billing of non-strategic outsourced technology resources.

Costs and Expenses

Cost of services and products decreased $16.7 million, or 14%, to $104.7 million in 2004 compared to 2003. The decrease in cost of services was primarily associated with the decrease in revenue discussed above. SG&A expenses decreased 31%, or $7.6 million, to $16.7 million in 2004. The decreases were due to lower payroll and related expenses of $7.7 million driven by lower headcount as a result of the sale of the out-of-territory assets.

In conjunction with the sale of the assets of the out-of-territory business discussed above, the Hardware and Managed Services segment recorded a gain of $1.1 million during 2004.

Operating Income

As a result of the items discussed above, the Hardware and Managed Services segment’s operating income decreased $4.8 million, or 27%, to $12.7 million in 2004, compared to the prior year. Additionally, operating margin decreased 1 point to 9% in 2004 compared to 2003.

2003 Compared to 2002

Revenue

Hardware revenue of $89.6 million during 2003 decreased 37%, or $51.5 million, compared to 2002 due to difficult economic conditions and decreases in capital spending by customers. Hardware revenue is volatile depending on individual customer equipment requirements, capital spending budgets, the introduction of new technologies and new telephony and data solutions.

Managed services revenue of $73.2 million during 2003 decreased 2%, or $1.1 million, compared to 2002. The decreases were primarily due to price reductions for large enterprise customers and customer attrition.

Costs and Expenses

Cost of services and products decreased $49.4 million, or 29%, to $121.4 million in 2003 compared to 2002. The decrease in cost of services was primarily associated with the decrease in revenue discussed above.

SG&A expenses decreased 13%, or $3.7 million, to $24.3 million in 2003 compared to 2002. The decrease was due primarily to lower payroll and related expenses of $3.5 million.

In the fourth quarter of 2002 the Company recorded a non-cash impairment charge of $19.5 million related to the Hardware and Managed Services segment’s tangible assets (refer to Note 1 of the Notes to Consolidated Financial Statements).

Operating Income

As a result of the items discussed above, the Hardware and Managed Services segment’s operating income increased $26.9 million to $17.5 million in 2003 compared to an operating loss of $9.4 million in 2002. Additionally, operating margin increased 15 points to 11% in 2003 compared to 2002.

Other

The Other segment combines the operations of Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Complete Protection (“CBCP”) and Cincinnati Bell Public Communications Inc. (“Public”). CBAD resells long distance voice services and audio-conferencing, CBCP provides security hardware and monitoring for consumers and businesses, and Public provides public payphone services. In the fourth quarter of 2004, the Company sold its payphone assets located at correctional institutions and those outside of the Company’s operating area for $1.4 million.

(dollars in millions)	2004	2003	$ Change 2004 vs. 2003	% Change 2004 vs. 2003	2002	$ Change 2003 vs. 2002	% Change 2003 vs. 2002
Revenue	$78.6	$81.1	$(2.5)	(3)%	$82.8	$(1.7)	(2)%
Operating costs and expenses:
Cost of services and products	44.5	54.1	(9.6)	(18)%	63.4	(9.3)	(15)%
Selling, general and administrative	14.3	14.8	(0.5)	(3)%	15.8	(1.0)	(6)%
Depreciation	1.7	2.0	(0.3)	(15)%	1.8	0.2	11%
Amortization	—	0.1	(0.1)	(100)%	0.1	—	—
Asset impairments and other charges	0.1	3.6	(3.5)	(97)%	—	3.6	n/m
Total operating costs and expenses	60.6	74.6	(14.0)	(19)%	81.1	(6.5)	(8)%
Operating income	$18.0	$6.5	$11.5	n/m	$1.7	$4.8	n/m
Operating margin	22.9%	8.0%		+15pts	2.1%		+6 pts

2004 Compared to 2003

Other segment revenue of $78.6 million in 2004 decreased $2.5 million, or 3%, compared to 2003. Decreases of $2.2 million and $1.7 million in Public and retail long distance revenue more than offset $1.3 million and $0.2 million increases in wholesale long distance and CBCP revenue. Revenue from both decreased as a result of a decline in usage. Despite an increase of 23,000 lines, to approximately 562,000 subscribed access lines as of December 31, 2004, or 4%, compared to December 31, 2003, decreases in long distance usage per line more than offset the positive revenue impact related to line growth. CBAD’s Cincinnati market share for which a long distance carrier is selected was 76% in the consumer market and 48% in the business market up from 71% and 45%, respectively, compared to December 31, 2003.

Costs and Expenses

Cost of services and products totaled $44.5 million in 2004, representing a decrease of 18% compared to the prior year. This was due primarily to decreased access charges at CBAD cost of services of $10.2 million during 2004 due to a 35% lower cost per long distance minute associated with the Company’s installation of long distance switching equipment in June 2004 and the negotiation of lower wholesale long distance minute costs.

SG&A expenses decreased $0.5 million, or 3%, to $14.3 million in 2004 compared to the prior year. The decrease was primarily due to decreased bad debt expense.

Operating Income

As a result of the items discussed above, the Other segment reported operating income of $18.0 million, an increase of $11.5 million in 2004 compared to 2003. Operating margin showed similar improvements, increasing fifteen points from a margin of 8% in 2003 to 23% in 2004.

2003 Compared to 2002

Revenue

Other segment revenue of $81.1 million in 2003 decreased $1.7 million, or 2%, compared to 2002.

CBAD’s revenue declined $0.6 million, or 1%, in 2003 as price increases initiated in 2003 on its “Any Distance” long distance service offering were more than offset by a 10% decline in minutes of use in response to intense competition, including further penetration of wireless plans with free long distance. CBAD had 539,000 subscribed access lines as of December 31, 2003 in the Cincinnati and Dayton, Ohio operating areas, representing a decrease of 15,800 lines, or 3%, versus December 31, 2002, which the Company believed was primarily related to its access line loss in its local businesses. In spite of subscriber line decreases, the Company’s market share had increased as a function of the Local segment’s lines in service for which a long distance carrier had been chosen for residential and business access lines. CBAD’s residential and business market share increased in 2003 to approximately 71% and 45%, respectively, from 69% and 43%, respectively at the end of 2002. Public revenue declined $1.1 million, or 8%, compared to 2002 in response to further penetration of wireless communications offset partially by a favorable $0.4 million settlement with a major interexchange carrier.

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

SG&A expenses decreased $1.0 million, or 6%, in 2003 compared to 2002. These decreases were incurred primarily at CBAD as a result of a decrease in payroll and related expenses partially offset by an increase in billing and collection expenses.

Public incurred a $3.6 million asset impairment in 2003 to write-down the value of its public payphone assets to fair value.

Operating Income

As a result of the items discussed above, the Other segment reported operating income of $6.5 million in 2003, an increase of $4.8 million compared to 2002. Operating margin showed similar improvements, increasing six points from a margin of 2% in 2002 to 8% in 2003.

Broadband

During the second and third quarters of 2003, the Company completed the sale of substantially all of its broadband assets (Refer to Note 2 of Notes to the Consolidated Financial Statements). Subsequent to the sale, the Company retained certain obligations. During 2004, the Company extinguished approximately $38.1 million of obligations related to the Broadband segment.

Subsequent to the closing of the asset sale, the Broadband segment now consists of retained liabilities not transferred to the buyer. Prior to the sale of the broadband assets, revenue for the Broadband segment was generated from broadband transport (which included revenue from IRU’s), switched voice services, data and Internet services (including data collocation and managed services) and other services. These transport and switched voice services were generally provided over the Broadband segment’s national optical network, which comprised approximately 18,700 route miles of fiber-optic transmission facilities.

(dollars in millions)	2004	2003	$ Change 2004 vs. 2003	% Change 2004 vs. 2003	2002	$ Change 2003 vs. 2002	% Change 2003 vs. 2002
Revenue
Broadband transport	$—	159.3	$(159.3)	(100)%	$461.6	(302.3)	(66)%
Switched voice services	—	111.9	(111.9)	(100)%	335.9	(224.0)	(67)%
Data and Internet	—	59.5	(59.5)	(100)%	112.6	(53.1)	(47)%
Network construction and other services	—	1.7	(1.7)	(100)%	1.3	0.4	31%
Total revenue	—	332.4	(332.4)	(100)%	911.4	(579.0)	(64)%
Costs, expenses, gains and losses:
Cost of services and products	—	202.8	(202.8)	(100)%	519.4	(316.6)	(61)%
Selling, general and administrative	(3.7)	125.2	(128.9)	n/m	284.5	(159.3)	(56)%
Depreciation	—	1.9	(1.9)	(100)%	284.7	(282.8)	(99)%
Amortization	—	—	—	n/m	24.8	(24.8)	(100)%
Restructuring	(1.8)	(11.1)	9.3	84%	32.5	(43.6)	n/m
Asset impairments and other charges	(1.5)	5.8	(7.3)	n/m	2,181.2	(2,175.4)	(100)%
Gain on sale of broadband assets	(3.7)	(336.7)	333.0	99%	—	(336.7)	n/m
Total costs, expenses, gains and losses	(10.7)	(12.1)	1.4	12%	3,327.1	(3,339.2)	(100)%
Operating income (loss)	$10.7	$344.5	$(333.8)	(97)%	$(2,415.7)	2,760.2	n/m
Operating margin	n/m	n/m		n/m	n/m		n/m

2004 Compared to 2003

Revenue

Broadband segment revenue decreased 100% in 2004 compared to 2003 due to the sale of substantially all of the Company’s broadband assets.

Costs and Expenses

Cost of services and products in 2003 primarily reflects access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers and costs incurred for network construction projects. In 2004, cost of services and products amounted to zero, compared to $202.8 million incurred during 2003, due to the sale of substantially all of the Company’s broadband assets.

During 2004, SG&A expenses primarily consisted of the reversal of certain operating tax reserves totaling $3.5 million. SG&A expenses decreased due to reversals of $3.7 million in 2004 from an expense of $125.2 million in 2003 due to the sale of substantially all of the Company’s broadband assets.

During 2004, the Broadband segment recorded a restructuring credit of $1.8 million due to a change in estimate related to the termination of contractual obligations. The restructuring credit was offset by a corporate restructuring adjustment of $2.0 million. Refer to Note 5 of the Notes to Consolidated Financial Statements.

The Broadband segment recorded a gain of $1.5 million in 2004 related to the sale of assets previously written off.

The gain on sale of $3.7 million recorded in 2004 was due to the expiration of certain indemnities to the buyer. Refer to Note 10 of the Notes to Consolidated Financial Statements.

2003 Compared to 2002

Revenue

Broadband segment revenue decreased significantly in 2003 due to the sale of substantially all of the Company’s broadband assets on June 13, 2003. Prior to the aforementioned sale of the broadband assets, the Broadband segment had revenue from broadband transport, voice long distance and other data and Internet products and services such as ATM/frame relay and dedicated and dial-up IP. As a result, all of the year-to-date variances discussed below were affected by the disposition of these assets, as 2002 amounts included a full year of revenue related to these products and services. Variances were also affected by other external factors, which are mentioned specifically below.

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

Data and Internet revenue decreased $53.1 million, or 47%, in 2003 compared to 2002. These decreases were partially due to an anticipated decline in revenue related to the exit of the bundled Internet access services. Refer to Note 5 of the Notes to Consolidated Financial Statements. The remaining decrease was due to the sale of the underlying assets of the data and internet products in connection with the sale of the broadband assets on June 13, 2003.

Costs and Expenses

Cost of services and products primarily reflected access charges paid to local exchange carriers and other providers, transmission lease payments to other carriers, costs incurred for network construction projects and personnel and hardware costs for IT consulting. Cost of services and products decreased $316.6 million compared to 2002. The majority of the decreases were the result of the sale of substantially all of the broadband assets. The remaining decreases were driven primarily by lower broadband transport and switched voice services and include cost reductions implemented as part of the October 2002 restructuring plan. In addition, a charge of $13.3 million in construction contract termination costs was recorded in 2002 and not repeated in 2003. The decreases were also partially offset by an increase in local access charges associated with the Company’s continued penetration of enterprise customer accounts.

SG&A expenses decreased 56% to $125.2 million in 2003 compared to 2002 due primarily to the sale of substantially all of the broadband assets. Additionally, the decrease was attributable to lower transmission operating expenses of $26.4 million, lower property taxes of $14.0 million and lower bad debt expense of $10.9 million. These decreases were partially offset by an increase in contract services related to outsourcing of certain invoice processing of $5.8 million, an increase in pension expense and a decrease in capitalized overhead costs associated with the completion of the national optical network of $7.5 million. Legal and other expenses associated with retained liabilities of the broadband business amounted to approximately $7.9 million in second half of 2003.

Depreciation expense had been effectively eliminated, dropping 99% to $1.9 million in 2003 compared to 2002. The decrease was due to a non-cash impairment charge of $2,181.2 million in the fourth quarter of 2002 related to the Broadband segment’s tangible and intangible assets (refer to Note 1 of the Notes to Consolidated Financial Statements). Additionally, due to the definitive agreement to sell substantially all of the assets of the Broadband segment, the Broadband assets were classified as held for sale as of March 1, 2003 and the Broadband segment ceased depreciating the assets held for sale in accordance with SFAS 144 (refer to Note 2 of the Notes to Consolidated Financial Statements).

Amortization expense, which related to intangible assets acquired as part of the purchase of the broadband business in 1999, decreased to zero in 2003, versus $24.8 million in the prior year. This was due to the write- down of $298.3 million of intangible assets in the fourth quarter of 2002 as part of the $2,181.2 million non-cash asset impairment charge recorded by the Broadband segment as discussed in Note 1 of the Notes to Consolidated Financial Statements.

Restructuring charges during 2003 were $43.6 million lower than in 2002. Restructuring charges in 2003 consist of an $11.1 million reversal of previously recorded restructuring charges due to settlements related to contract terminations and a reversal due to a change in estimate related to terminations of contractual obligations. The $32.5 million of restructuring charges in 2002 was comprised of $15.9 million recorded in the first quarter of 2002 for employee termination benefits and the termination of a contractual commitment with a vendor related to the November 2001 restructuring, $5.5 million recorded in the third quarter of 2002 primarily for restructuring charges associated with the exit of bundled Internet access services and $12.8 million during the fourth quarter of 2002 for employee severance and contract termination costs. Refer to Note 5 of the Notes to Consolidated Financial Statements.

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

In conjunction with the sale of substantially all of the broadband assets, the Broadband segment recorded a gain of $336.7 million during 2003. A detailed discussion of the sale of the broadband assets is provided in Note 2 of the Notes to Consolidated Financial Statements.

Operating Income

As a result of the above discussed items, operating income in 2003 increased by $2,760.2 million compared to 2002, from a loss of $2,415.7 million in 2002 to operating income of $344.5 million in 2003.

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

Background

As of December 31, 2004, the Company had $2,141.2 million of outstanding indebtedness (net of unamortized discount) and an accumulated deficit of $3,540.0 million.

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

In response to BRCOM’s deteriorating financial results and concerns over liquidity, in October 2002, the Company announced a five-point restructuring plan intended to strengthen the Company’s financial position, maintain the strength and stability of its local telephone business, reduce capital expenditures at BRCOM, facilitate the evaluation of strategic alternatives related to BRCOM and reduce debt. Throughout 2003, as a result of the execution of this plan, the Company completed the sale of BRCOM’s broadband business, secured additional sources of capital, amended its credit facilities and completed the exchange of debt and preferred stock at BRCOM, as further discussed below.

Broadband Asset Sale

In the second and third quarter of 2003, the Company completed the sale of substantially all of the broadband assets of BRCOM to CIII Communications LLC, for a cash purchase price of $82.7 million (net of certain post-closing adjustments).

The Company has indemnified the buyer of the broadband business against certain potential claims. In order to determine the fair value of the indemnity obligation, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. Such analysis originally resulted in an estimated fair value of the indemnity obligation of $7.8 million, which is included in other liabilities and has been reflected as a reduction of the gain on sale of broadband assets in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the period ended December 31, 2003. During 2004, the Company decreased the indemnity obligation due to the expiration of the general representations and warranties and no broker warranties, and recorded $3.7 million as a gain on sale of broadband assets in the Consolidated Statement of Operations and Comprehensive Income (Loss).

Financing Transactions and Credit Facilities

In early 2005, the Company completed the first stage of a refinancing plan, the primary objective of which is to provide for financial flexibility with regard to the future extinguishment of its 16% notes. The 16% notes mature in January 2009 and are callable at 108% of their accreted value on March 26, 2006, which the Company currently estimates to be $425.6 million at that date. On February 16, 2005, as part of the refinancing plan, the Company concurrently sold $250 million aggregate principal amount of new 7% Senior Notes due 2015 and an additional $100 million aggregate principal amount of the Company’s previously issued 8-3/8% Notes due 2014 (collectively, the “New Bonds”). The net proceeds from the offering of the New Bonds, together with amounts under the Company’s new credit facility, were used to repay all outstanding borrowings of $438.8 million and terminate the Company’s prior credit facility and to pay the consent fees associated with an amendment to its 7-1/4% Senior notes due 2013 of $9.7 million. Additionally, the Company wrote off approximately $7.9 million in unamortized deferred financing fees associated with the prior credit facility. The New Bonds are fixed rate bonds to maturity and are not callable until February 15, 2010 and January 15, 2009, respectively.

Also as part of the refinancing plan, on February 16, 2005, the Company entered into a new $250 million revolving credit facility. The new credit facility will terminate and be payable in February 2010, except that in the event the Company does not refinance, prepay or extend the maturity date of the 16% notes within six months of their maturity date, the maturity date for the credit facility will accelerate to the date which is six months prior to the 16% notes maturity date. Borrowings under the new revolving credit facility bear interest, at the Company’s election, at a rate per annum equal to (i) LIBOR plus the applicable margin, or (ii) the base rate plus the applicable margin. The applicable margin is (a) 2.00%, for LIBOR rate advances, and (b) 1.00% for base rate advances, in each case until financial statements for the first quarter of 2005 have been delivered. Thereafter, the applicable margin will be determined in accordance with a pricing grid based upon total Company leverage ratios, which ranges between 1.25% and 2.25% for LIBOR rate advances, and 0.25% and 1.25% for base rate advances. Base rate is defined as the higher of either the Bank of America, N.A. Prime Rate or the Federal Funds rate plus one-half of one percent. The Company has a right to request, but no lender is committed to provide an increase in the aggregate amount of the new credit facility, up to $500 million in incremental borrowings, which may be structured at the Company’s option as term debt or revolving debt. The credit facility and the New Bonds are guaranteed by all of the Company’s existing and future subsidiaries, excluding CBT, CBET, certain immaterial subsidiaries, and, as long as it is not wholly owned, CBW. The facility is also secured by certain assets and by pledges of the equity interests in the Company’s subsidiaries, except for certain subsidiaries of CBT, certain immaterial subsidiaries, and CBW, as long as it is not wholly owned.

On March 26, 2003, the Company received $350.0 million of gross cash proceeds from the issuance of the 16% notes. Proceeds from the 16% notes, net of fees, were used to pay down borrowings under the Company’s then existing credit facilities. Interest on the 16% notes is payable semi-annually on June 30 and December 31, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount. In addition, purchasers of the 16% notes received 17.5 million common stock warrants, each to purchase one share of Cincinnati Bell Inc. common stock at $3.00 each, which expire in March 2013. Of the total gross proceeds received, $47.5 million was allocated to the fair value of the warrants using the Black-Scholes option-pricing model and was recorded as a discount on the 16% notes which is being amortized to expense through the maturity date in January 2009. In February 2005, the indenture governing the 16% notes was amended to, among other things, eliminate the Company’s restrictions relating to BRCOM, the Company’s broadband subsidiaries.

On July 11, 2003, the Company issued $500.0 million of 7-1/4% senior unsecured notes due 2013 (the “7-1/4% Senior notes due 2013”). Net proceeds of $488.8 million were used to prepay term credit facilities and permanently reduce commitments under the Company’s then existing revolving credit facility. Interest on the 7-1/4% Senior notes due 2013 is payable in cash semi-annually in arrears on January 15 and July 15 of each year. The 7-1/4% Senior notes due 2013 are unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured debt and rank senior to all existing and future subordinated debt. The Company’s subsidiaries, excluding CBT, CBET and CBW, unconditionally guarantee the 7-1/4% Senior notes due 2013 on a senior unsecured basis. The indenture governing the 7-1/4% Senior notes due 2013 contains customary covenants for notes of this type, including limitations on the following: dividends and other restricted payments; dividend and other payment restrictions affecting subsidiaries; indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; redemption of debt that is junior in right of payment; issuances of senior subordinated debt; and, mergers and consolidations. In January 2005, the indenture governing the 7-1/4% Senior notes due 2013 (the “7-1/4% Indenture”) was amended to, among other things, permit the Company to repurchase or redeem the 16% notes without regard to the extent of the Company’s ability to make restricted payments (as defined in the 7-1/4% Indenture) under the restricted payments covenant of the 7-1/4% Indenture.

On November 19, 2003, the Company issued $540.0 million of 8-3/8% Senior Subordinated Notes (“the 8-3/8% notes”). The net proceeds, after deducting the initial purchasers’ discounts and fees and expenses, totaled $528.2 million. The Company used the net proceeds to purchase all of the Company’s then outstanding Convertible Subordinated Notes due 2009, which bore interest at a rate of 9%, at a discounted price equal to 97% of their accreted value and to reduce outstanding borrowings under the then-existing revolving credit facility.

The Company believes that its borrowing availability under the credit facilities and cash generated from operations will provide sufficient liquidity for the foreseeable future and through the due date of its 7-1/4% Senior notes due 2013.

The Company is subject to financial covenants in association with its new credit facility entered into in February 2005. These financial covenants require that the Company maintain certain debt to EBITDA (as defined in the credit facility agreement), senior secured debt to EBITDA, interest coverage ratios and fixed charge ratio. The facilities also contain certain covenants which, among other things, may restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company were in default under its credit facilities, no additional borrowings under the credit facilities would be available until the default was waived or cured.

Voluntary prepayments of borrowings under the credit facilities and voluntary reductions of the unutilized parts of the credit facilities’ commitments are, subject to proper notice, permitted at any time. The Company expects to use cash flows generated by its operations and in excess of investing activities, to reduce outstanding indebtedness.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2004:

(dollars in millions)	Payments Due by Period
	Total	< 1 Year	1–3 Years	4–5 Years	Thereafter
Debt, excluding unamortized discount	$2,159.5	$25.9	$225.5	$584.2	$1,323.9
Capital leases, excluding interest	15.6	4.2	3.8	1.4	6.2
Noncancelable operating lease obligations*	183.0	9.0	15.3	14.5	144.2
Unconditional purchase obligations**	201.8	51.3	64.9	58.5	27.1
Total	$2,559.9	$90.4	$309.5	$658.6	$1,501.4

*	Rent expense under operating leases are recognized on a straight-line basis over the respective terms of the leases, including option renewal periods if renewal of the lease is reasonably assured.

**	Amount includes $2.5 million and $9.2 million of expected cash funding contributions to the pension trust and postretirement trust, respectively. These amounts are included in 2005 as the Company is obligated to make these cash funding contributions. The Company has not included obligations beyond 2005, as the amounts are not estimable.

Current maturities of long-term debt of $30.1 million at December 31, 2004 consisted of approximately $24.3 million in scheduled principal payments on long-term debt and $1.6 million of other current debt in addition to $4.2 million related to the current portion of capital leases. The Company expects to have the ability to meet its current debt obligations through cash flows generated by its operations.

Cingular Wireless Corporation (“Cingular”), through its subsidiary AT&T PCS LLC (“AWE”), maintains a 19.9% ownership in the Company’s CBW subsidiary. In response to the acquisition (the “Merger”) of AWE by Cingular announced on February 17, 2004, the Company entered into an agreement on August 4, 2004 with a subsidiary of Cingular whereby the parties restructured the CBW joint venture effective on October 26, 2004, the date of consummation of the Merger (as subsequently amended, the “Agreement”). Specifically, under the Agreement, the Company has a right to purchase AWE’s interest in CBW at a price of $85.0 million if purchased at any time prior to January 31, 2006, plus interest at an annual rate of 5%, compounded monthly, from the date of the Agreement. Thereafter, the Company may purchase the minority interest for $83.0 million, beginning on January 31, 2006 plus interest at an annual rate of 5%, compounded monthly, thereafter. In addition, at any time beginning on January 31, 2006 (or earlier, if the member committee calls for additional capital contributions which call has not been approved by AWE or Cingular), AWE or Cingular has a right to require the Company to purchase its interest in CBW at the purchase price of $83.0 million, plus interest at an annual rate of 5%, compounded monthly, from January 31, 2006 if the purchase has not closed prior to such date.

Other

As of the date of this filing, the Company maintains the following credit ratings:

Entity	Description	Standard and Poor’s	Fitch Rating Service	Moody’s Investor Service
CBB	Corporate Credit Rating	BB-	BB-	Ba3
CBT	Corporate Credit Rating	B+	BB+	Ba2
CBB	Outlook	negative	stable	positive

The Company does not have any downgrade triggers that would accelerate the maturity dates of its debt or increase the interest rate on its debt.

On November 3, 2004, the Company announced that it was in the process of finalizing a restructuring plan to improve its operating efficiency and more effectively align its cost structure with future business opportunities. The restructuring plan includes a workforce reduction that will be implemented in stages which began in the fourth quarter 2004 and expect to continue through December 31, 2006.

The workforce reduction will be accomplished primarily through attrition and a special retirement incentive, which the Company offered to management and union employees meeting certain age and years of service criteria. Eligible employees wishing to take advantage of the special retirement incentive had to respond on or before November 29, 2004 and, as a condition of acceptance, agree to the company’s right to determine the employee’s retirement date. This retirement date cannot extend beyond December 31, 2006. The Company was not required to accept all eligible employees who elected to participate within a department, job or other unit if such acceptances exceeded the maximum number of employees to be reduced in such department, job or unit. In addition to the special retirement incentive, the Company initiated involuntary workforce reductions in certain parts of its business.

Beginning in the fourth quarter 2004 and continuing through the fourth quarter 2006, the company estimates that it will recognize total charges of up to $40 million, up to $5 million of which will require non-recurring cash payments. The company estimates that it will eliminate 150 to 200 positions over the next year and as many as 400 positions in the aggregate over the two-year course of the restructuring plan. The Company expects to recognize approximately $20 to $25 million in annual cost savings related to this restructuring.

Commitments and Contingencies

Commitments

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services, which remains in effect until June 30, 2008. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting and technical support services for the Company within CBT’s operating territory. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. During the second quarter of 2004, the Company and Convergys renegotiated the contract, the result of which extended the contract through December 31, 2010, reduced prices for certain provided services by Convergys, excluded certain third party costs and reduced the Company’s annual commitment in 2004 and 2005 to $35.0 million from $45.0 million. During the calendar year 2004, the Company paid a total amount of $37.5 million under the contract. Beginning in 2006, the minimum commitment will be reduced 5% annually.

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

On December 1, 2003, lead plaintiffs filed their amended consolidated complaint on behalf of purchasers of the Company’s securities between January 17, 2001 and May 20, 2002, inclusive. This amended complaint contained a number of new allegations. Cincinnati Bell Inc. was added as defendant in this amended filing. The Company’s motion to dismiss was filed on February 6, 2004. Plaintiffs filed their opposition on April 2, 2004 and the Company filed its reply on May 17, 2004.

On September 24, 2004, Judge Walter Rice issued an Order granting in part and denying in part the Company’s motion to dismiss. The Order indicates that a more detailed opinion will follow. Until the detailed opinion is issued, there is no way of knowing which portions of the case have been dismissed. In the interim, Judge Rice directed that the stay of discovery will remain in effect. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

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

On October 22, 2003, a putative consolidated class action complaint was filed in the U.S. District Court for the Southern District of Ohio. The Company filed its motion to dismiss on February 6, 2004. Plaintiffs filed their opposition on April 2, 2004 and the Company filed its reply by May 17, 2004.

On October 6, 2004, the Judge issued a Scheduling Order in these matters. According to the Scheduling Order, discovery was permitted to commence immediately and must have been completed by November 15, 2005. The trial is tentatively scheduled to take place in May 2006. A ruling on the Company’s motion to dismiss is still pending. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

During 2004, a class action complaint against Cincinnati Bell Wireless Company and Cincinnati Bell Wireless, LLC was filed in Hamilton County, Ohio. The complaint alleges that the plaintiff and similarly-situated customers were wrongfully assessed roaming charges for wireless phone calls made or received within the Company’s Home Service Area and/or within major metropolitan areas on the AT&T Wireless Network. The complaint asserts several causes of action, including negligent and/or intentional misrepresentation, breach of contract, fraud, unjust enrichment, conversion and violation of the Ohio Consumer Sales Practices Act. The plaintiff seeks economic and punitive damages on behalf of himself and all similarly-situated customers.

On January 31, 2005, another class action complaint against Cincinnati Bell Wireless Company and Cincinnati Bell Wireless LLC was filed in Kenton County, Kentucky. The allegations raised and damages sought by plaintiffs in this action are very similar to those previously described.

The Company is vigorously defending these actions. At this stage of the litigation, it is premature to assess the ultimate viability of plaintiffs’ claims and whether these actions will potentially have a material adverse effect upon the Company.

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sales and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, and (d) indemnities involving the representations and warranties in certain contracts. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make. Except for amounts recorded in relation to insured losses, the Company has not recorded a liability for these indemnities, commitments and other guarantees in the Consolidated Balance Sheets, excepted as described below.

The following table summarizes the Company’s indemnification obligations as of December 31, 2004:

(dollars in millions)	Fair Value	Estimated Maximum Indemnities
Indemnities to the buyer of the broadband assets	$4.1	$197.3
Indemnities related to legal settlement agreements	0.5	1.0
Total Indemnities	$4.6	$198.3

The Company has indemnified the buyer of the broadband assets against certain potential claims, including environmental, tax, title and authorization. The title and authorization indemnification was capped at 100% of the purchase price of the broadband assets, which initially was $91.5 million, subject to reductions under the terms of the purchase agreement. The environmental indemnities were capped at 50% of the purchase price of the broadband assets.

In order to determine the fair value of the indemnity obligations and warranties provided to the buyer of the broadband assets, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. For the year ended December 31, 2003, the analysis originally resulted in a $7.8 million estimated fair value of the indemnity obligations, which was included in other liabilities and has been reflected as a reduction of the gain on sale of broadband assets in the Consolidated Statement of Operations and Comprehensive Income (Loss).

During the fourth quarter of 2004, the Company decreased the liability related to the indemnity obligations to $4.1 million due to the expiration of the general representations and warranties and no broker warranties, and recorded $3.7 million as a gain on sale of broadband assets in the Consolidated Statement of Operations and Comprehensive Income (Loss).

In order to determine the fair value of the indemnity obligations and warranties provided under the legal settlement agreements, the Company utilized a best estimates approach when possible and for certain transactions performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and certain scenarios within the range of possibilities. For the year ended December 31, 2003, the analysis originally resulted in a $3.2 million estimated fair value of the indemnity obligations, which was included in other liabilities and was reflected as other operating expense in the Consolidated Statement of Operations and Comprehensive Income (Loss).

In the fourth quarter of 2004, the Company paid approximately $2.7 million related to these indemnity obligations. At December 31, 2004, $0.5 million remained in other liabilities related to the indemnity for certain representations and warranties provided under the terms of the legal settlement agreement.

Off-Balance Sheet Arrangements

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Cash Flow

2004 Compared to 2003

In 2004 the Company generated cash from operating activities of $300.7 million, which was $9.9 million, or 3%, less than in the prior year. This decrease was primarily attributable to increased handset subsidies for new customer additions and the migration of existing TDMA customer to its new GSM/GPRS network. The Company also experienced higher cash consumption with regard to working capital on behalf of its ongoing businesses and due to payments on accrued liabilities that remained from the sale of substantially all the broadband segment assets. Offsetting these declines, however, was an improvement resulting from the sale of the broadband business in June 2003, which was operating at a cash deficit prior to the sale of the Company’s broadband assets.

The Company’s investing activities included outflows for capital expenditures and inflows from the sale of certain assets. Capital expenditures during 2004 totaled $133.9 million, $7.5 million higher than the $126.4 million incurred in 2003. In 2003, the Company received $82.7 million from the sale of certain assets of its broadband business and $3.8 million from the sale of its entire equity investment in Terabeam, offset by $6.1 million in fees related to the sale of the BRCOM assets. In 2004, the Company received $3.3 million from the sale of certain assets of CBTS and Public, generally consisting of operating assets outside its current operating area, net of working capital adjustments.

During 2004, the Company reduced borrowings under its credit facilities by $169.6 million primarily as a result of cash provided by operating activities. This is $870.1 million less than during 2003, when the Company reduced borrowings under its credit facility with the net proceeds of $350 million from the 16% Senior subordinated notes, $500 million from the 7-1/4% Senior notes due 2013, $540 million from the 8-3/8% notes and approximately $50 million of the proceeds from the sale of the broadband business.

The Company incurred no debt issuance costs during 2004, in comparison to the $80.4 million incurred during 2003 as a result of the aforementioned capital structure transactions. The Company also paid approximately $10.4 million and $7.9 million in preferred stock dividends during years ended December 31, 2004 and 2003, respectively.

Primarily as a net result of the transactions noted above, the Company used $177.5 million of its cash flows for financing activities during 2004, which was $109.2 million less than during 2003.

As of December 31, 2004, the Company held $24.9 million in cash and cash equivalents. The Company’s primary sources of cash will be cash generated by operations and borrowings from the Company’s revolving credit facility. The primary uses of cash will be for funding the maintenance and strategic expansion of the local and wireless networks; interest and principal payments on the Company’s credit facilities, 16% notes,
7-1/4% Senior notes due 2013, 7-1/4% Senior notes due 2023, 7.0% notes due 2015, 8-3/8% notes, and CBT notes; dividends on the 6-3/4% cumulative convertible preferred stock; working capital; and the extinguishment of the remaining liabilities of the Company’s Broadband segment.

2003 Compared to 2002

For the year ended December 31, 2003, cash provided by operating activities totaled $310.6 million, $118.0 million more than the $192.6 million provided by operating activities during the year ended December 31, 2002. This increase was largely due to a reduction in cash used in operations and working capital needs resulting from the sale of substantially all of the broadband assets.

The Company’s investing activities included outflows for capital expenditures and inflows from the sale of equity investments and assets. Capital expenditures during 2003 totaled $126.4 million, $49.5 million lower than the $175.9 million incurred during 2002. The decrease was due to completion of the optical overbuild of the national broadband network and subsequent sale of the broadband assets, partially offset by an increase at CBW related to the GSM/GPRS network overbuild previously discussed. In 2003, the Company received $82.7 million from the sale of substantially all of the assets of its broadband business and $3.8 million from the sale of its entire equity investment in Terabeam, offset by $6.1 million in fees related to the sale of the BRCOM assets. In 2002, the Company received proceeds of $345.0 million as a result of the sale of substantially all of the assets of CBD and $23.3 million from the sale of its entire equity stake in Anthem Inc.

The Company received $1,390.0 million of gross cash proceeds from the issuance of the 16% notes, the 7-1/4% Senior notes due 2013 and the 8-3/8% notes during 2003. These gross proceeds were used to pay amounts outstanding under the credit facility, purchase the Convertible Subordinated Notes at a discounted price equal to 97% of their accreted value, and pay fees and expenses related to the transactions. The Company permanently prepaid $708.8 million in borrowings under its term and revolving credit facilities and made a $195.7 million payment under its term credit facilities with the net cash proceeds from the 16% notes, the net cash proceeds from the 7-1/4% Senior notes due 2013 and cash provided by operations. BCSI Inc., a subsidiary of BRCOM, permanently repaid $193.0 million of the revolving credit facility using cash proceeds of $82.7 million from the sale of broadband assets and borrowings from the Company to fund operations and pay down remaining liabilities of $110.3 million in 2003. The Company reduced its borrowings under its revolving credit facilities utilizing cash provided by operations and cash on its balance sheet as of December 31, 2002.

Approximately $7.9 million in 6-3/4% cumulative convertible preferred stock dividends were paid during 2003. As a result of BRCOM’s decision to defer the February 15, 2003, May 15, 2003 and August 15, 2003 cash dividend payment on its 12-1/2% Preferreds, the Company conserved approximately $24.8 million in cash during 2003 compared to 2002. The dividends were accrued, and therefore were presented as minority interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) through the exchange of the preferred stock on September 8, 2003. Refer to Note 9 of the Notes to Consolidated Financial Statements for a detailed discussion of minority interest. Debt issuance costs during 2003 totaled $80.4 million, $71.2 million higher than the $9.2 million incurred during 2002. The increase in debt issuance costs is due to the financing transactions completed in 2003.

Regulatory Matters and Competitive Trends

Federal — The Telecommunications Act of 1996 was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. Since 1996 federal regulators have considered a multitude of proceedings ostensibly aimed at fulfilling the goals of the Act and this process is continuing through numerous proceedings currently before the Federal Communications Commission (FCC) and the federal courts. Although the Act called for a deregulatory framework, the FCC’s approach has been to maintain significant regulatory restraints on the traditional incumbent local exchange carriers while opening up opportunities for new competitive entrants and services with minimal regulation. While Cincinnati Bell has expanded beyond its incumbent local exchange operations by offering wireless, long distance, broadband service, Internet access and out-of-territory competitive local exchange services, the majority of its revenue is still derived from its traditional local exchange services. The financial impact of the various federal proceedings will depend on many factors including the extent of competition in our market and the timing and outcome of the FCC’s decisions and any appeals from those decisions.

Intercarrier Compensation

Current rules specify different means of compensating carriers for the use of their networks depending on the type of traffic and technology used by the carriers. The FCC has just recently opened a proceeding to consider various plans that have been proposed for revising the disparate intercarrier compensation system into a unified regime that treats all traffic in a uniform manner. The outcome of this proceeding could have significant impacts on all carriers and will probably be phased-in over a five to ten year period. This proceeding impacts the switched access and end-user components of CBT’s revenue.

Reciprocal Compensation

Although the topic of reciprocal compensation will ultimately be addressed within the broader intercarrier compensation proceeding mentioned above, the FCC adopted an order which in the short-term directly impacted the rules for the termination of ISP-bound dial-up traffic. The previous rules capped the total number of minutes that could be compensated (“growth” cap) and limited compensation to markets in which the carriers previously exchanged traffic (“new markets” rule). The FCC’s new order eliminated the growth cap and the new markets rule. This decision could increase the amount that CBT must pay to CLECs with which it exchanges such traffic. However, several carriers have sought reconsideration of the decision by the FCC and other carriers have filed appeals with the federal court.

VoIP

During 2004 the FCC declared that VoIP services are interstate services. In addition, the FCC has considered several petitions asking it to rule on whether and under what circumstances voice services utilizing Internet Protocol (IP) are subject to access charges. It has ruled that peer-to-peer Internet voice services that do not use the public switched telephone network (“PSTN”) are not subject to access charges. Separately, it has ruled that services that originate and terminate on the PSTN but employ IP in the middle are subject to access charges. The FCC is still considering other VoIP petitions, including one that seeks to exempt from access charges calls that originate using VoIP, but terminate on the PSTN. In addition, the FCC is considering a broader rulemaking proceeding to determine the regulatory status of IP-enabled services generally.

Special Access

In early 2005 the FCC opened a proceeding to review the current special access pricing rules. Under the existing rules, CBT’s special access services are subject to price cap regulation with no earnings cap. The new proceeding is examining the entire special access pricing structure, including whether or not to reinstate an earnings cap.

Universal Service

The federal Universal Service Fund is currently funded via an assessment on all telecommunications carriers’ interstate end-user revenue. The FCC is currently considering alternatives to this method of funding. Some of the alternatives being considered are assessments based on connections and telephone numbers. Any such alteration could result in a change in the manner in which carriers recover their contributions from end users.

Unbundled Network Elements

In early 2005 the FCC made yet another attempt to rewrite its unbundled network element rules in response to the federal court’s remand of the previous rules. The latest rules have no significant impact on CBT. However, the elimination of unbundled circuit switching, and thus the UNE platform (UNE-P), will require CBET to migrate its UNE-P lines to alternative arrangements by March 11, 2006 and/or to negotiate with the underlying ILEC for continued provision of UNE-P. This is not expected to have a significant adverse impact on CBET since CBET had already planned to migrate the majority of its customers to its own switching facilities.

State — Because CBT generates the majority of its revenue from the operation of its public switched telephone network, its financial results follow no particular seasonal pattern. CBT does derive a significant portion of its revenue from pricing plans that are subject to regulatory overview and approval. In both Ohio and Kentucky, CBT operates under alternative regulation plans in which CBT cannot increase the price of basic local services and is subject to restrictions on its ability to increase the price of other related services. In return, CBT is not subject to an earnings cap or recapture in Ohio, as it would if regulated under a traditional regulatory plan based upon a targeted rate of return. CBT has operated under alternative regulation plans since 1994 during which price increases and enhanced flexibility for a limited number of services have partially offset the effect of fixed pricing for basic local service and reduced pricing for other, primarily wholesale services.

In June 2004, CBT adopted a new alternative regulation plan in Ohio which, although similar to its previous plan, gives CBT the option to remain in the alternative regulation plan indefinitely. Also, CBT’s new plan requires the Local segment to operate as a Competitive Local Exchange Carrier (“CLEC”) in service areas outside of CBT’s traditional ILEC franchise area. For approximately the past six years, CBT has offered local services, primarily on its own facilities-based network, to Ohio communities contiguous to its ILEC territory. In Dayton, the Local segment has provided its voice services offering using the port-loop-transport combination (UNE-P) as well as the UNE-L regulatory format. On February 4, 2005, the FCC released its unbundled network elements order on remand which will effectively abolish UNE-P as a regulated service and has left each carrier to negotiate new pricing arrangements under commercial agreements. The Local segment has engaged in such negotiations; however, it does not expect the profitability of its Dayton local operations to change substantially because the segment had planned to migrate the provisioning of service to UNE-L, which is a more economic service delivery model as the segment has gained customers.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Although the Company is still evaluating the impact of adopting SFAS 123(R) on its consolidated results of operations, the Company expects the impact will be material.

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the new Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 is effective as of the first interim period beginning after June 15, 2004. The Company adopted FSP 106-2 during the third quarter of 2004 which reduced postretirement medical expense by $1.1 million and reduced the postretirement benefit obligation by $10.3 million in 2004. The reduction in postretirement expense for 2004 was comprised of a $0.6 million benefit related to interest cost and a $0.5 milion benefit in amortization of the actuarial loss.

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

Actual results may differ materially from those expressed or implied in forward-looking statements. These statements involve potential risks and uncertainties, which include, but are not limited to:

•	changing market conditions and growth rates within the telecommunications industry or generally within the overall economy;
•	world and national events that may affect the Company’s ability to provide services or the market for telecommunication services;
•	changes in competition in markets in which the Company operates;
•	pressures on the pricing of the Company’s products and services;
•	advances in telecommunications technology;
•	the ability to generate sufficient cash flow to fund the Company’s business plan and maintain its networks;
•	the ability to refinance the Company’s indebtedness when required on commercially reasonable terms;
•	the Company’s ability to continue to finance BRCOM (a wholly-owned subsidiary);
•	changes in the telecommunications regulatory environment;
•	changes in the demand for the services and products of the Company;
•	the demand for particular products and services within the overall mix of products sold, as the Company’s products and services have varying profit margins;
•	the Company’s ability to introduce new service and product offerings in a timely and cost effective basis;
•	the Company’s ability to attract and retain highly qualified employees;
•	the Company’s ability to enter into a new collective bargaining agreement on acceptable terms upon expiration of existing agreements;
•	the Company’s ability to access capital markets and the successful execution of restructuring initiatives
•	volatility in the stock market, which may affect the value of the Company’s stock; and
•	the outcome of any of the pending class and derivative shareholder lawsuits.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Interest rate swap agreements, a particular type of derivative financial instrument, involve the exchange of fixed and variable rate interest payments between the Company and its counterparties in the transactions and do not represent an actual exchange of the notional amounts between the parties. Because the notional amounts are not exchanged, the notional amounts of these agreements are not indicative of the Company’s exposure resulting from these derivatives. The amounts to be exchanged between the parties are primarily the net result of the fixed and floating rate percentages to be charged on the swap’s notional amount.

In June 2004, the Company entered into a series of interest rate swaps with total notional amounts of $100 million that qualify for fair value hedge accounting and expire in January 2014. The interest rate swaps are designated as fair value hedges of a portion of the 8-3/8% Senior subordinated notes due 2014. Fair value hedges are hedges that eliminate the risk of changes in the fair value of underlying assets and liabilities. The interest rate swaps are recorded at their fair value and the carrying value of the 8-3/8% Senior subordinated notes due 2014 is adjusted by the same corresponding value in accordance with the shortcut method of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As of December 31, 2004, the fair value of interest rate swap contracts was $3.9 million.

Pursuant to a series of transactions in late February and early March 2005, the Company executed additional fixed-to-floating interest rate swaps with notional amounts of $350 million in order to: (a) hedge the fair value risk associated with additional fixed coupon debt and (b) re-balance the fixed-to-floating rate mix with regard to the Company’s capital structure. On February 16, 2005, as part of the refinancing plan, the Company concurrently sold $250 million aggregate principal amount of new 7% Senior Notes due 2015 and an additional $100 million aggregate principal amount of the Company’s previously issued 8-3/8% Notes due 2014 (collectively, the “New Bonds”). The net proceeds from the offering of the New Bonds, together with amounts under the Company’s new credit facility, were used to repay all outstanding borrowings of $438.8 million and terminate the Company’s prior credit facility. The New Bonds are fixed rate bonds to maturity and are not callable until February 15, 2010 and January 15, 2009, respectively. The interest rate swaps essentially change the fixed rate nature of the New Bonds to mimic the floating rates paid on the prior credit facility. The desired effect of the interest rate swaps are to largely offset the increase in interest expense resulting from the issuance of the new bonds in the short-term, but are subject to, and will be affected by, future changes in interest rates.

Potential nonperformance by counterparties to the swap agreements exposes the Company to a certain amount of credit risk due to the possibility of counterparty default. Because the Company’s only counterparties in these transactions are financial institutions that are at least investment grade, it believes the risk of counterparty default is minimal. The Company also seeks to minimize risk associated with a concentration of credit risk by placing these interest rate swaps with a variety of investment grade financial institutions.

The following table sets forth the face amounts, maturity dates and average interest rates for the fixed- and floating-rate debt held by the Company at December 31, 2004 (excluding capital leases and unamortized discount):

(dollars in millions)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed-rate debt	$21.6	—	—	—	$375.2	$1,323.9	$1,720.7	$1,799.8
Average interest rate on fixed-rate debt	6.3%	—	—	—	16.0%	7.6%	9.4%	—
Floating-rate debt	$4.3	$14.3	$211.2	$209.0	—	—	$438.8	$441.9
Average interest rate on floating-rate debt	5.1%	6.3%	5.1%	5.1%	—	—	5.1%	—

Item 8.    Financial Statements and Supplementary Schedules

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements:
Management’s Report on Internal Control over Financial Reporting	56
Report of Independent Registered Public Accounting Firm	57
Consolidated Statements of Operations and Comprehensive Income (Loss)	59
Consolidated Balance Sheets	60
Consolidated Statements of Cash Flows	61
Consolidated Statements of Shareowners’ Equity (Deficit)	62
Notes to Consolidated Financial Statements	63
Financial Statement Schedule:
For each of the three years in the period ended December 31, 2004:
II — Valuation and Qualifying Accounts	120

Financial statement schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2004 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

March 14, 2005
/s/ John F. Cassidy
John F. Cassidy
President and Chief Executive Officer

/s/ Brian A. Ross
Brian A. Ross
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the
Shareowners of Cincinnati Bell Inc.

We have completed an integrated audit of Cincinnati Bell Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Cincinnati Bell Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2003, the Company changed its method of accounting for asset retirement obligations in connection with the adoption of Statement of Financial Accounting Standards No. 143. In addition, as discussed in Note 4 to the consolidated financial statements, on January 1, 2002, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
March 14, 2005

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Millions of Dollars, Except Per Share Amounts)

	Year Ended December 31
	2004	2003	2002
Revenue	$1,207.1	$1,557.8	$2,178.6
Costs and expenses
Cost of services and products (excluding depreciation of $155.7, $136.6 and $373.9, respectively, included below)	481.4	681.5	1,035.6
Selling, general and administrative	227.6	353.1	502.2
Depreciation	178.6	169.1	471.0
Amortization	9.1	0.6	25.3
Restructuring charges (credits)	11.6	(2.6)	37.1
Asset impairments and other charges	3.2	8.8	2,200.9
Gain on sale of broadband assets	(3.7)	(336.7)	—
Total operating costs and expenses	907.8	873.8	4,272.1
Operating income (loss)	299.3	684.0	(2,093.5)
Minority interest expense (income)	(0.5)	42.2	57.6
Interest expense and other financing costs	203.3	234.2	164.2
Loss on investments	—	—	10.7
Other income, net	3.8	9.6	0.5
Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	100.3	417.2	(2,325.5)
Income tax expense (benefit)	36.1	(828.8)	123.7
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	64.2	1,246.0	(2,449.2)
Income from discontinued operations, net of taxes of $119.7	—	—	217.6
Income (loss) before cumulative effect of change in accounting principle	64.2	1,246.0	(2,231.6)
Cumulative effect of change in accounting principle, net of taxes of $0.0, $47.5 and $5.9, respectively	—	85.9	(2,008.7)
Net income (loss)	64.2	1,331.9	(4,240.3)
Preferred stock dividends	10.4	10.4	10.4
Net income (loss) applicable to common shareowners	$53.8	$1,321.5	$(4,250.7)

Net income (loss)	$64.2	$1,331.9	$(4,240.3)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swaps	—	4.5	2.9
Additional minimum pension liability adjustment	(3.2)	7.0	(6.0)
Total other comprehensive income (loss)	(3.2)	11.5	(3.1)
Comprehensive income (loss)	$61.0	$1,343.4	$(4,243.4)

Basic earnings (loss) per common share
Income (loss) from continuing operations	$0.22	$5.44	$(11.27)
Income from discontinued operations, net of taxes	—	—	1.00
Cumulative effect of change in accounting principle, net of taxes	—	0.38	(9.20)
Net income (loss) per common share	$0.22	$5.82	$(19.47)

Diluted earnings (loss) per common share
Income (loss) from continuing operations	$0.21	$5.02	$(11.27)
Income from discontinued operations, net of taxes	—	—	1.00
Cumulative effect of change in accounting principle, net of taxes	—	0.34	(9.20)
Net income (loss) per common share	$0.21	$5.36	$(19.47)

Weighted average common shares outstanding (millions)
Basic	245.1	226.9	218.4
Diluted	250.5	253.3	218.4

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)

	As of December 31
	2004	2003
Assets
Current assets
Cash and cash equivalents	$24.9	$26.0
Receivables, less allowances of $14.5 and $20.2	139.0	140.5
Materials and supplies	29.3	33.6
Deferred income tax benefits, net	51.1	42.4
Prepaid expenses and other current assets	15.5	16.9
Total current assets	259.8	259.4

Property, plant and equipment, net	851.1	898.8
Goodwill	40.9	40.9
Other intangible assets, net	35.8	47.2
Deferred income tax benefits, net	656.7	696.9
Other noncurrent assets	114.4	130.3
Total assets	$1,958.7	$2,073.5
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$30.1	$13.3
Accounts payable	58.9	64.5
Current portion of unearned revenue and customer deposits	42.5	41.5
Accrued taxes	45.4	43.7
Accrued interest	43.2	27.0
Accrued payroll and benefits	33.2	37.6
Other current liabilities	44.1	67.7
Total current liabilities	297.4	295.3

Long-term debt, less current portion	2,111.1	2,274.5
Unearned revenue, less current portion	8.9	11.9
Accrued pension and postretirement benefits	87.5	75.1
Other noncurrent liabilities	39.1	56.4
Total liabilities	2,544.0	2,713.2

Minority interest	39.2	39.7

Commitments and contingencies

Shareowners’ Deficit 6-3/4% Cumulative Convertible Preferred Stock, 2,357,299 shares authorized, 155,250 (3,105,000 depositary shares) issued and outstanding at December 31, 2004 and 2003	129.4	129.4

Common shares, $.01 par value; 480,000,000 shares authorized; 253,270,244 and 252,429,313 shares issued; 245,401,480 and 244,561,211 outstanding at December 31, 2004 and 2003	2.5	2.5
Additional paid-in capital	2,934.5	2,940.7
Accumulated deficit	(3,540.0)	(3,604.2)
Accumulated other comprehensive loss	(5.5)	(2.3)
Common shares in treasury, at cost:
7,868,764 and 7,868,102 shares at December 31, 2004 and 2003	(145.4)	(145.5)

Total shareowners’ deficit	(624.5)	(679.4)
Total liabilities and shareowners’ deficit	$1,958.7	$2,073.5

The accompanying notes are an integral part of the consoldiated financial statements.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Year Ended December 31
	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$64.2	$1,331.9	$(4,240.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Cumulative effect of change in accounting principle, net of tax	—	(85.9)	2,008.7
Gain on sale of broadband assets	(3.7)	(336.7)	—
Gain from sale discontinued operations, net of taxes	—	—	(211.8)
Depreciation	178.6	169.1	471.0
Amortization	9.1	0.6	25.3
Asset impairments and other charges (credits)	3.2	8.8	2,200.9
Increase (decrease) in tax valuation allowance	(27.8)	(946.9)	1,110.7
Provision for loss on receivables	16.0	25.0	55.6
Noncash interest expense	35.2	88.7	47.4
Minority interest expense (income)	(0.5)	42.2	57.6
Loss on investments	—	—	10.7
Deferred income tax expense (benefit)	60.6	117.7	(946.6)
Tax benefits from employee stock option plans	1.3	0.6	2.5
Other, net	(1.1)	(8.1)	0.7

Changes in operating assets and liabilities
Decrease (increase) in receivables	(20.7)	1.0	(29.9)
(Increase) decrease in prepaid expenses and other current assets	3.9	3.4	(0.9)
Decrease in accounts payable	(0.8)	(28.2)	(59.8)
Decrease in accrued and other current liabilities	(12.8)	(18.8)	(54.0)
Decrease in unearned revenue	(1.2)	(49.9)	(198.0)
Increase in other assets and liabilities, net	(2.8)	(3.9)	(50.3)
Net cash used in discontinued operations	—	—	(6.9)
Net cash provided by operating activities	300.7	310.6	192.6

Cash flows from investing activities
Capital expenditures	(133.9)	(126.4)	(175.9)
Proceeds from sale of investments	—	3.8	23.3
Proceeds from sale of assets	3.3	—	—
Proceeds from sale of broadband assets	—	82.7	—
Other, net	6.3	(2.9)	—
Proceeds from the sale of discontinued operations	—	—	345.0
Net cash provided by (used in) investing activities	(124.3)	(42.8)	192.4

Cash flows from financing activities
Issuance of long-term debt	—	1,390.0	151.0
Repayment of long-term debt	(171.8)	(1,590.6)	(476.9)
Debt issuance costs	—	(80.4)	(9.2)
Purchase of Cincinnati Bell shares for treasury and employee benefit plans	—	—	(0.6)
Issuance of common shares — exercise of stock options	2.4	2.2	0.8
Preferred stock dividends paid	(10.4)	(7.9)	(10.4)
Minority interest and other	2.3	—	(24.8)
Net cash used in financing activities	(177.5)	(286.7)	(370.1)
Net increase (decrease) in cash and cash equivalents	(1.1)	(18.9)	14.9
Cash and cash equivalents at beginning of period	26.0	44.9	30.0
Cash and cash equivalents at end of period	$24.9	$26.0	$44.9

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY (DEFICIT)
(All Amounts in Millions)

	6-3/4% Cumulative Convertible Preferred Shares		Common Shares					Treasury Shares
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2001	3.1	$129.4	225.7	$2.3	$2,365.8	$(695.8)	$(10.7)	(7.8)	$(145.1)	$1,645.9
Shares issued (purchased) under employee plans	—	—	0.2	—	3.3	—	—	(0.1)	(0.6)	2.7
Net loss	—	—	—	—	—	(4,240.3)	—	—	—	(4,240.3)
Additional minimum pension liability adjustment, net of taxes of $3.3	—	—	—	—	—	—	(6.0)	—	—	(6.0)
Unrealized gain on interest rate swaps, net of taxes of $1.6	—	—	—	—	—	—	2.9	—	—	2.9
Restricted stock amortization	—	—	0.5	—	6.4	—	—	—	—	6.4
Dividends on 6-3/4% preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)
Balance at December 31, 2002	3.1	129.4	226.4	2.3	2,365.1	(4,936.1)	(13.8)	(7.9)	(145.7)	(2,598.8)
Shares issued under employee plans	—	—	0.7	—	7.9	—	—	—	0.2	8.1
Net income	—	—	—	—	—	1,331.9	—	—	—	1,331.9
Additional minimum pension liability adjustment, net of taxes of $3.2	—	—	—	—	—	—	7.0	—	—	7.0
Unrealized gain on interest rate swaps, net of taxes of $2.5	—	—	—	—	—	—	4.5	—	—	4.5
Common stock warrants issued	—	—	—	—	45.1	—	—	—	—	45.1
Shares issued in the 12-1/2% preferred shares and 9% notes exchanges	—	—	25.2	0.2	532.7	—	—			532.9
Restricted stock amortization	—	—	—	—	0.3	—	—	—	—	0.3
Dividends on 6-3/4% preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)
Balance at December 31, 2003	3.1	129.4	252.3	2.5	2,940.7	(3,604.2)	(2.3)	(7.9)	(145.5)	(679.4)
Shares issued under employee plans	—	—	0.9	—	3.6	—	—	—	0.1	3.7
Net income	—	—	—	—	—	64.2	—	—	—	64.2
Additional minimum pension liability adjustment, net of taxes of $2.2	—	—	—	—	—	—	(3.2)	—	—	(3.2)
Restricted stock amortization	—	—	0.1	—	0.6	—	—	—	—	0.6
Dividends on 6-3/4% preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)
Balance at December 31, 2004	3.1	$129.4	253.3	$2.5	$ 2,934.5	$(3,540.0)	$(5.5)	(7.9)	$ (145.4)	$(624.5)

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies

Description of Business — Cincinnati Bell Inc. (the “Company”) provides diversified telecommunications services through businesses in five segments: Local, Wireless, Hardware and Managed Services, Other and Broadband. During the first quarter of 2002, the Company sold substantially all of the assets of Cincinnati Bell Directory (“CBD”), which was previously reported in the Other segment. During the second and third quarter of 2003, the Company sold substantially all of the assets of the broadband business, which is reported in the Broadband segment. These assets were held by the Company’s wholly owned subsidiary, BRCOM (f/k/a Broadwing Communications Inc.). Refer to Note 2 for a detailed discussion of the sale.

Basis of Presentation — The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in accordance with generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the current classifications.

The Company realigned its business segments during the first quarter of 2004. Cincinnati Bell Technology Solutions Inc. (“CBTS”), a data equipment and managed services subsidiary, was previously reported in the Broadband segment and is now reported in the Hardware and Managed Services segment. Additionally, the telephony equipment and associated installation and maintenance business of Cincinnati Bell Telephone (“CBT”), previously reported in the Local segment, is now included with CBTS in the Hardware and Managed Services segment. Accordingly, the historical results of operations of the Local, Hardware and Managed Services and Broadband segments have been recast to reflect the current segment reporting (refer to Note 18).

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

Accounts Receivables — Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade receivables are recorded as an allowance for uncollectible accounts in the Consolidated Balance Sheets. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for uncollectible accounts.

Unbilled Receivables — Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2004 and 2003, unbilled receivables, net of allowances, totaled $25.4 million and $23.4 million, respectively.

Allowance for Uncollectible Accounts Receivable — The Company establishes the allowances for uncollectible accounts using both percentages of aged accounts receivable balances to reflect the historical average of credit losses and specific provisions for certain large, potentially uncollectible balances. The Company believes that its allowance for uncollectible accounts is adequate based on the described above methods. However, if one or more of the Company’s larger customers were to default on its accounts receivable obligations, or general economic conditions in the Company’s markets deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established.

Materials and Supplies — Materials and supplies consist of wireless handsets, wireline network components and other materials and supplies, which are carried at the lower of average cost or market.

Property, Plant and Equipment — As of December 31, 2004, the Company had property, plant and equipment with a net carrying value of $851.1 million. The gross value of property, plant and equipment is stated at cost net of asset impairments. The Company’s provision for depreciation of telephone plant is determined on a straight-line basis using the whole life and remaining life methods. Provision for depreciation of other property, other than leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life or term of the lease, including option renewal periods if renewal of the lease is reasonably assured. Repairs and maintenance expense items are charged to expense as incurred. Beginning in 2003, in connection with the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) (discussed below), the cost of removal for telephone plant was included in costs of products and services as incurred.

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

During 2004, the Company retired certain assets with a net book value of $3.5 million and recorded the charge in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Asset impairments and other charges”.

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

During the fourth quarter of 2002, the Company completed an impairment assessment of its Broadband segment’s long-lived assets as a result of the restructuring plan implemented during the quarter and the strategic alternatives being explored, including the potential sale of the Broadband business. Based on this assessment, the Company recorded a $2,200.0 million non-cash impairment charge to reduce the carrying value of these assets. Of the total charge, $1,901.7 million related to tangible fixed assets and $298.3 million related to finite-lived intangible assets. A component of the Broadband segment is now reported in the Hardware and Managed Services segment. The 2002 impairment charge related to this component was $19.5 million.

The Company recorded a $3.6 million asset impairment in 2003 to write-down the value of its public payphone assets to fair value. The Company calculated the fair value of the assets utilizing a discounted cash flow analysis based on the best estimate of projected cash flows from the underlying assets.

Other Intangible Assets — Intangible assets subject to amortization expense consist primarily of roaming and trade name agreements acquired by the Wireless segment. These intangible assets have historically been amortized on a straight-line basis over their estimated useful lives ranging from 2 to 40 years.

As a result of the merger between Cingular Wireless and AT&T Wireless, consummated on October 26, 2004, the roaming and trade name agreements are no longer operative. Accordingly, the remaining estimated useful lives of these assets were shortened effective July 1, 2004. This change resulted in additional amortization expense of $7.4 million during 2004.

Deferred Financing Costs — Deferred financing costs are costs incurred in connection with obtaining long-term financing. These costs are amortized as interest expense over the terms of the related debt agreements. As of December 31, 2004 and 2003, deferred financing costs totaled $42.1 million and $53.5 million, respectively. The related expense, included in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Interest expense and other financing costs”, amounted to $12.5 million, $33.7 million and $14.6 million during the years ended 2004, 2003 and 2002, respectively.

Asset Retirement Obligations — The Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) as of January 1, 2003. This statement requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. The removal cost is initially capitalized and depreciated over the remaining life of the underlying asset. The associated liability is accreted to its present value each period. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as income or loss on disposition. The Company determined the Local segment did not have a liability under SFAS 143, while the Wireless segment and Other segment did have a liability.

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

At the same time, the Wireless segment recorded $0.4 million in expense, resulting in a net cumulative change in accounting principle of $85.9 million, net of tax. Additionally, the Company recorded an initial liability for removal costs at fair value of approximately $2.6 million and an asset of approximately $2.3 million in 2003 related to the Wireless and Other segments. During the fourth quarter of 2003, the wireless segment recorded an additional retirement obligation of $1.9 million due to a change in estimate.

The adoption of SFAS 143 had an immaterial pro forma impact on net income for the year ended December 31, 2002. The following table illustrates the activity for the asset retirement obligation during 2004:

(dollars in millions)	Initial Liability	Additions	Accreted Interest	Adjustments	Balance December 31, 2003	Additions	Settlements	Accreted Interest	Adjustments	Balance December 31, 2004
Wireless	$1.8	$—	$0.2	$1.9	$3.9	$0.5	$—	$0.2	$0.3	$4.9
Other	0.8	0.1	—	—	0.9	0.1	(0.4)	—	—	0.6
Total	$2.6	$0.1	$0.2	$1.9	$4.8	$0.6	$(0.4)	$0.2	$0.3	$5.5

Investments — The Company invests in certain equity investments, which do not have readily determinable fair market values. These investments are recorded at cost based on specific identification. Investments are periodically reviewed for impairment. If the carrying value of the investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment loss would be recognized for the difference.

Revenue Recognition — The Company recognizes revenue as services are provided. Local access fees are billed monthly, in advance, while revenue is recognized as the services are provided. Postpaid wireless, long distance, switched access, reciprocal compensation and data and Internet product services are billed monthly in arrears, while the revenue is recognized as the services are provided. The Company bills service revenue in regular monthly cycles, which are dispersed throughout the days of the month. Because the day of each billing cycle rarely coincides with the end of the Company’s reporting period for usage-based services such as postpaid wireless, long distance and switched access, the Company must estimate service revenues earned but not yet billed. The Company bases its estimates upon historical usage and adjusts these estimates during the period in which the Company can determine actual usage, typically in the following reporting period. These adjustments may have a material impact upon operating results of the Company during the period of the adjustment.

CBT upfront fees for customer connection and activation are deferred and amortized into revenue on a straight-line basis over the average customer life. The related connection and activation costs, to the extent of the upfront fees, are deferred and amortized on a straight-line basis over the average customer life. Subsequent to July 1, 2003 and in accordance with the Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), Cincinnati Bell Wireless LLC (“CBW”) ceased deferral of revenue and cost related to customer connections and activations. As CBW does not require customer contracts and sells its services at fair market value, the activation revenue is allocated to and recorded upon the sale of the wireless handset. This change did not have a material impact on the Company’s financial position, results of operations, or cash flows.

The Company recognizes equipment revenue generally upon the performance of contractual obligations, such as shipment, delivery, installation or customer acceptance.

Prior to the sale of the broadband assets in the second and third quarters of 2003, broadband transport services were billed monthly, in advance, while revenue was recognized as the services were provided. In addition, the Company had entered into indefeasible right-of-use (“IRU”) agreements, which represent the lease of network capacity or dark fiber, recording unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically paid cash or other consideration upon execution of the contract, and the associated IRU revenue was recognized over the life of the agreement as services were provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminated a contract prior to the contract expiration and released the Company from the obligation to provide future services, the remaining unamortized unearned revenue was recognized in the period in which the contract was terminated. The Company generated $59.4 million and $204.8 million in non-cash IRU revenue in 2003 and 2002, respectively. Concurrent with the broadband asset sale, substantially all of the remaining IRU obligations were assumed by the buyer of the broadband assets.

Pricing of local services is generally subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition and other public policy issues. Various regulatory rulings and interpretations could result in adjustments to revenue in future periods. The Company monitors these proceedings closely and adjusts revenue accordingly.

Advertising — Costs related to advertising are expensed as incurred and amounted to $25 million, $21 million and $14 million in 2004, 2003 and 2002, respectively.

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

Income Taxes — The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. Deferred investment tax credits are being amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment. As of December 31, 2004, the Company had $707.8 million in net deferred tax assets. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards.

Stock-Based Compensation — The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Compensation cost is measured under the intrinsic value method. Stock-based employee compensation cost is not reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the expense, net of tax, that would have been recognized totaled $8.3 million, $35.4 million and $30.1 million in 2004, 2003 and 2002, respectively. The following table illustrates the effect on net income (loss) and basic and diluted earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation in all periods presented.

	Year ended December 31
(dollars in millions except per share amounts)	2004	2003	2002
Net income (loss)
As reported	$64.2	$1,331.9	$(4,240.3)
Pro forma determined under fair value, net of related taxes	$55.9	$1,296.5	$(4,270.4)
Basic earnings (loss) per common share:
As reported	$0.22	$5.82	$(19.47)
Pro forma determined under fair value, net of related taxes	$0.19	$5.67	$(19.60)
Numerator for diluted earnings (loss) per share:
As reported	$53.8	$1,356.7	$(4,250.7)
Pro forma determined under fair value, net of related taxes	$45.5	$1,321.3	$(4,280.8)
Diluted earnings (loss) per share:
As reported	$0.21	$5.36	$(19.47)
Pro forma determined under fair value, net of related taxes	$0.18	$5.24	$(19.60)

The weighted average fair values at the date of grant for the Company options granted to employees were $0.92, $1.49 and $2.76 during 2004, 2003 and 2002, respectively. Such amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected volatility	35.0%	35.0%	120.7%
Risk-free interest rate	2.9%	2.2%	3.1%
Expected holding period — years	3	3	3

Derivative Financial Instruments — Because the Company is exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from its credit facility and changes in current rates compared to that of its fixed rate debt, the Company sometimes employs derivative financial instruments to manage its exposure to these fluctuations and its total interest expense over time. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes. Interest rate swap agreements, a particular type of derivative financial instrument, involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. In June 2004, the Company entered into a series of interest rate swaps with total notional amounts of $100 million that qualify for fair value hedge accounting and expire in January 2014. The interest rate swaps are designated as fair value hedges of a portion of the 8-3/8% Senior subordinated notes due 2014. Fair value hedges are hedges that eliminate the risk of changes in the fair value of underlying assets and liabilities. The interest rate swaps are recorded at their fair value and the carrying value of the 8-3/8% Senior subordinated notes due 2014 is adjusted by the same corresponding value in accordance with the shortcut method of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As of December 31, 2004, the fair value of interest rate swap contracts was $3.9 million.

Recently Issued Accounting Standards — On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Although the Company is still evaluating the impact of adopting SFAS 123(R) on its consolidated results of operations, the Company expects the impact will be material.

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the new Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 is effective as of the first interim period beginning after June 15, 2004. The Company adopted FSP 106-2 during the third quarter of 2004, which reduced postretirement medical expense by $1.1 million and reduced the postretirement benefit obligation by $10.3 million in 2004. The reduction in postretirement expense for 2004 was comprised of a $0.6 million benefit related to interest cost and a $0.5 million benefit in the amortization of the actuarial loss.

2. Sale of Broadband Assets

During 2003, certain of BRCOM’s subsidiaries sold substantially all of their operating assets. The buyer paid a cash purchase price of $82.7 million of which $62.2 million was received in the second quarter of 2003 and the remaining $20.5 million was received in the third quarter of 2003. The Company recorded a gain on sale of broadband assets of $336.7 million, which was comprised of $299.0 million recorded in the second quarter of 2003 and the remaining $37.7 million was realized in the third quarter of 2003. The selling subsidiaries also received a 3% equity interest in the buyer. The following table summarizes the components of the gain on sale (dollars in millions):

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

The Company has indemnified the buyers of the broadband business against certain potential claims. In order to determine the fair value of the indemnity obligation, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. Such analysis originally resulted in an estimated fair value of the indemnity obligation of $7.8 million, which was included in other liabilities and was reflected as a reduction of the gain on sale of broadband assets in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the period ended December 31, 2003. During the fourth quarter of 2004, the Company decreased the liability related to the indemnity obligation to $4.1 million and recorded $3.7 million as a gain on sale of broadband assets in the Consolidated Statement of Operations and Comprehensive Income (Loss).

In accordance with the Purchase Agreement, the buyer of the broadband business provided the BRCOM selling subsidiaries with a calculation of cash EBITDA (as defined in the Purchase Agreement) minus capital expenditures for the broadband business for the period from July 1, 2003 to July 1, 2004. If annual cash EBITDA minus capital expenditures for such period was negative $48.0 million or less, the BRCOM selling subsidiaries were required to pay to the buyers an amount equal to 35% of the difference between negative $48.0 million and the amount of annual cash EBITDA minus capital expenditures, provided that the obligation for such reimbursement did not exceed $10 million. The Company previously recorded a $10.0 million liability related to this purchase price adjustment. On July 30, 2004, the Company received notice from the buyer contending that it was owed the full $10.0 million reimbursement. On November 3, 2004, the Company paid the buyer $10.0 million in full satisfaction of this last remaining purchase price adjustment.

In addition, the Company entered into agreements with the buyer whereby the Company will continue to market the buyer’s broadband products to business customers. The Company is committed for four years from the date of the sale to purchase capacity on the buyer’s national network in order to sell long distance services under the Cincinnati Bell Any Distance (“CBAD”) brand to residential and business customers in the Greater Cincinnati and Dayton area markets, subject to an annual competitive bidding process. Due to the ongoing cash flows under these arrangements, the sale of substantially all the broadband assets did not meet the criteria for presentation as a discontinued operation under SFAS 144.

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

4.	Goodwill and Intangible Assets

As previously discussed in Note 1, the Company adopted SFAS 142 on January 1, 2002. The Company completed the initial impairment test for its Wireless and Broadband segments (parts of which were later moved to the Hardware and Managed Services segment) during the first quarter of 2002, which indicated that the goodwill of its Broadband and Hardware and Managed Services segments was impaired as of January 1, 2002. An impairment charge of $2,008.7 million, net of taxes, was recorded as of January 1, 2002. The impairment charge is reflected as a cumulative effect of change in accounting principle, net of taxes, in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2004 and December 31, 2003, goodwill totaled $40.9 million, of which $40.1 million related to the Wireless segment and the remaining $0.8 million related to the Other segment.

The following table details the components of the carrying amount of other intangible assets. Indefinite-lived intangible assets consist of FCC licenses of the Wireless segment. Intangible assets subject to amortization consist of licensed trademarks and wireless roaming agreements. As a result of the merger between Cingular Wireless and AT&T Wireless, consummated on October 26, 2004, the roaming and trade name agreements were no longer operative. Accordingly, the remaining estimated useful lives of these assets were shortened effective July 1, 2004. This change resulted in additional amortization expense of $7.4 million during 2004. In addition, during the third quarter of 2004, the Company determined certain intangible assets were impaired and recorded a charge of $2.4 million in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Asset impairments and other charges”:

	December 31,
(dollars in millions)	2004	2003
Indefinite-lived intangible assets, excluding goodwill	$35.7	$35.7
Intangible assets subject to amortization:
Gross carrying amount	11.6	14.3
Accumulated amortization	(11.5)	(2.8)
Net carrying amount	0.1	11.5
Total other intangible assets	$35.8	$47.2

	Year Ended December 31,
	2004	2003	2002
Amortization expense of finite-lived other intangible assets	$9.1	$0.6	$25.3

The estimated intangible asset amortization expense for each of the fiscal years 2005 through 2009 is zero.

5.	Restructuring and Other Charges

December 2004 Restructuring Plan

In December 2004, the Company initiated a restructuring intended to improve operating efficiencies and reduce operating expenses. The plan includes a workforce reduction that will be implemented in stages, which began in the fourth quarter 2004 and will continue in stages through December 31, 2006. The workforce reductions will be accomplished primarily through attrition and voluntary retirement incentives. The Company estimates it will eliminate 150 to 200 positions by December 31, 2005 and as many as 400 positions in total by December 31, 2006. The restructuring charge of $11.2 million was comprised of $10.5 million in special termination benefits and $0.7 million in employee separation benefits. Refer to Note 14 for further discussion on special termination benefits.

The Local, Wireless and Hardware and Managed Services segments incurred charges of $10.5 million, $0.1 million and $0.6 million, respectively. The Company has paid all the employee separation benefits in cash, of which $0.3 million was paid in 2004.

The following table illustrates the activity in this reserve since inception:

Type of costs (dollars in millions)	Charge	Utilizations	2004
Employee separations	$0.7	$(0.3)	$0.4
Total	$0.7	$(0.3)	$0.4

This restructuring reserve balance is included in “Other current liabilities” in the Consolidated Balance Sheet at December 31, 2004.

December 2003 Restructuring Charge

In December 2003, the Company initiated a restructuring intended to reduce future operating expenses by approximately $9.1 million annually compared to 2003. The restructuring charge of $4.6 million related to employee separation benefits, all of which will be paid in cash. The plan included initiatives to reduce the workforce by 106 positions. The Local segment and the Hardware and Managed Services segment recorded expense of $4.5 million and $0.1 million, respectively. During the first quarter of 2004, the Local segment recorded an additional restructuring charge of $0.2 million. Total cash expenditures during 2004 amounted to $2.0 million. The Company completed the restructuring during the fourth quarter of 2004.

The following table illustrates the activity in this reserve since inception:

Type of costs (dollars in millions)	Initial Charge	Utilizations	Balance December 31, 2003	Utilizations	Adjustments	Balance December 31, 2004
Employee separations	$4.6	$(2.7)	$1.9	$(2.1)	$0.2	$—
Total	$4.6	$(2.7)	$1.9	$(2.1)	$0.2	$—

This restructuring reserve balance was included in “Other current liabilities” in the Consolidated Balance Sheet at December 31, 2003.

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

During the first quarter of 2002, the Company recorded additional restructuring charges of $16.5 million resulting from employee separation benefits of $1.0 million and costs to terminate contractual obligations and other exit costs of $15.5 million, which were actions contemplated in the original plan but for which an amount could not be reasonably estimated at that time. During the fourth quarter of 2002, a $1.0 million reversal was made to the restructuring reserve due to a change in estimate related to the termination of contractual obligations. During the third quarter of 2003, a $1.2 million reversal was made to the restructuring reserve to reduce contractual obligations as a result of the sale of the broadband business and was recorded as a component of the gain on sale of broadband assets. During the fourth quarter of 2003, a $4.1 million reversal was made to the restructuring reserve due to the settlement of certain obligations and a change in estimate related to the termination of contractual obligations. In total, the Company expects this restructuring plan to result in cash outlays of $89.4 million and non-cash items of $153.1 million. The Company completed the plan as of December 31, 2002, except for certain lease obligations, which are expected to continue through June 2015.

The restructuring costs include the cost of involuntary employee separation benefits, including severance, medical and other benefits, related to 863 employees across all areas of the Company. As of December 31, 2002, all employee separations had been completed which utilized reserves of $22.4 million, $17.6 million of which was paid in cash. Cash expenditures for termination of contractual obligations in 2004 amounted to $3.9 million. During the fourth quarter of 2004, a $0.2 million increase was made to the restructuring reserve due to a change in estimate related to the remaining contractual obligations.

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

The following table illustrates the activity in this reserve from November of 2001 through December 31, 2002:

Type of costs ($ in millions):	Initial Charge	Utilizations	Balance December 31, 2001	Utilizations	Adjustments	Balance December 31, 2002
Employee separations	$21.4	$(7.8)	$13.6	$(14.6)	$1.0	$—
Terminate contractual obligations	62.5	(2.4)	60.1	(42.4)	14.4	32.1
Other exit costs	0.3	—	0.3	(0.4)	0.1	—
Total	$84.2	$(10.2)	$74.0	$(57.4)	$15.5	$32.1

The following table illustrates the activity in this reserve from December 31, 2002 through December 31, 2004:

Type of costs ($ in millions):	Balance December 31, 2002	Utilizations	Adjustments	Balance December 31, 2003	Utilizations	Adjustments	Balance December 31, 2004
Terminate contractual obligations	$32.1	$(13.0)	$(5.3)	13.8	(3.9)	0.2	10.1
Total	$32.1	$(13.0)	$(5.3)	$13.8	$(3.9)	$0.2	$10.1

At December 31, 2004 and 2003, $0.7 million and $2.3 million, respectively, of the restructuring reserve balance was included in “Other current liabilities” in the Consolidated Balance Sheet. At December 31, 2004 and 2003, $9.4 million and $11.5 million, respectively, of the restructuring reserve balance was included in “Other noncurrent liabilities” in the Consolidated Balance Sheet.

6.	Investments

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

Investments in Other Securities

The Company periodically enters into certain equity investments for the promotion of business and strategic objectives. A portion of these investments is in securities, which do not have readily determinable fair market values. These investments are recorded at cost based on specific identification. The carrying value of cost method investments was approximately $3.4 million and $4.2 million as of December 31, 2004 and 2003, respectively. The Company reviews these investments on a regular basis using external valuations and cash flow forecasts as factors in determining the existence of an “other than temporary” impairment. In the fourth quarter of 2002, the Company recorded a loss of $11.2 million on a cost based investment as the investment was determined to be “other than temporarily” impaired. In 2003, the Company received $3.8 million from the sale of this cost basis investment. During 2004, the Company received a return on capital on an investment and recorded $3.2 million in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the heading “Other income, net.”

7.	Debt

The Company’s debt consisted of the following as of the dates below:

	December 31,
(dollars in millions)	2004	2003
Current portion of long-term debt:
Credit facilities, current portion	$4.3	$5.3
Current maturities of capital lease obligations	4.2	5.3
Current maturities of Cincinnati Bell Telephone notes	20.0	—
Other short-term debt	1.6	2.7
Total current portion of long-term debt	$30.1	$13.3

Long-term debt, less current portion:
Credit facilities, net of current portion	$434.5	$603.1
7-1/4% Senior notes due 2023	50.0	50.0
Capital lease obligations, net of current portion	11.4	12.9
7-1/4% Senior notes due 2013	500.0	500.0
Various Cincinnati Bell Telephone notes, net of current portion	230.0	250.0
16% Senior subordinated discount notes	375.2	360.6
8-3/8% Senior subordinated notes*	543.9	540.0
Total long-term debt, less current portion	2,145.0	2,316.6
Less unamortized discount	(33.9)	(42.1)
Total long-term debt, less current portion and net of unamortized discount	$2,111.1	$2,274.5

Total debt	$2,141.2	$2,287.8

* The face amount of these notes has been adjusted to mark hedged debt to fair value at December 31, 2004.

Average balances of current maturities of long-term debt and related interest rates for the last three years are as follows:

(dollars in millions)	2004	2003	2002
Average amounts of current maturities of long-term debt outstanding during the year*	$13.0	$186.4	$87.7
Maximum amounts of current maturities of long-term debt at any month-end during the year	$30.1	$357.1	$203.7
Weighted average interest rate during the year**	4.2%	5.0%	4.4%

*	Amounts represent the average month-end face amount of notes.

**	Weighted average interest rates are computed by multiplying the average monthly interest rate by the month-end face amount of the notes.

The following discussion addresses the status of the Company’s credit facility and other outstanding indebtedness as of December 31, 2004. The Company has since commenced the first stage of its refinancing plan, the primary objective of which is to provide for financial flexibility with regard to the future extinguishment of its 16% Senior Subordinated Discount Notes due 2009, which are callable at 108% of accreted value on March 26, 2006. A general discussion of the changes to the Company’s debt structure resulting from this refinancing plan is provided in Note 23 of the Notes to Consolidated Financial Statements.

Credit Facilities

General

As a result of the issuance of the 16% notes, the 7-1/4% Senior notes due 2013, the 8-3/8% notes due 2014, scheduled and optional repayments, and the Company’s $90.0 million permanent prepayment of credit facility term loans during 2004, the total capacity available under its credit facilities was reduced to $825.7 million as of December 31, 2004, which consisted of $396.9 million in revolving credit and $428.8 million in term loans. Of this total capacity, the Company had drawn $10.0 million and $428.8 million in revolving and term debt, respectively, and had outstanding letters of credit totaling $9.1 million, leaving $377.8 million in additional borrowing availability under the credit facility.

Interest Rates

The average interest rate charged on borrowings under the revolving and term credit facilities was 4.04% in 2004 versus 4.95% in 2003, which during 2004 was based upon 4.25% and 2.50% above the London Interbank Offered Rate (“LIBOR”), respectively.

Fees

The Company pays commitment fees to the lenders quarterly on the undrawn portions of its commitments which fees were at an annual rate equal to 0.625% of the unused amount of borrowings on the revolving credit facility. Additionally, the Company pays letter of credit fees on the available amount under all outstanding letters of credit equal to the margin payable on LIBOR loans under the revolving facility and pays a fee to each issuing bank of 0.25% per annum of its letter of credit commitment and customary fees for the issuance of letters of credit. These commitment fees were $2.8 million, $2.2 million and $1.1 million in 2004, 2003 and 2002, respectively.

Prepayments

Voluntary prepayments of borrowings under the credit facilities and voluntary reductions of the unutilized parts of the credit facilities’ commitments are, subject to proper notice, permitted at any time.

Guarantees

The Company and its subsidiaries (other than CBT, CBET, certain immaterial subsidiaries, and CBW, so long as it is not wholly owned) guarantee borrowings made by Cincinnati Bell Inc. under the credit facilities.

Security

The Company’s obligations under the new credit facilities are collateralized by perfected first priority pledges and security interests in the following:

(1)	substantially all of the equity interests of the Company’s subsidiaries (other than CBT, CBET, certain immaterial subsidiaries, and CBW, so long as it is not wholly owned) and

(2)	certain personal property and intellectual property of the Company and its subsidiaries (other than CBT, CBET, certain immaterial subsidiaries, and CBW, so long as it is not wholly owned). As of December 31, 2004 and 2003 the carrying value of these pledged assets, excluding investment and advances in subsidiaries, amounted to $1,891.1 million and $1,372.3 million, respectively. The value of the assets pledged substantially relates to deferred tax assets and intercompany accounts receivable.

Covenants

The Company is subject to financial covenants in association with the credit facilities. These financial covenants require the Company to maintain certain debt to EBITDA (as defined in the credit facility agreement), senior secured debt to EBITDA, interest coverage ratios and fixed charge ratio. The facilities also contain certain covenants which, among other things, may restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default and no additional borrowings under the credit facilities would be available until the default was waived or cured. The Company was in compliance with all covenants set forth in its credit facilities and the indentures governing its other debt as of December 31, 2004.

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

7-1/4% Senior Notes Due 2023

In July 1993, the Company issued $50.0 million of 7-1/4% Senior notes due 2023 (the “7-1/4% Senior notes due 2023”). The indenture related to these 7-1/4% Senior notes due 2023 does not subject the Company to restrictive financial covenants. However, the indenture governing the 7-1/4% Senior notes due 2023 contains a covenant that provides that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding notes equally and ratably with the indebtedness or obligations secured by such liens. The 7-1/4% Senior notes due 2023 are collateralized with assets of the Company (but not its subsidiaries) by virtue of the lien granted under the Company’s credit facilities. As of December 31, 2004, $50.0 million in aggregate principal amount of the 7-1/4% Senior notes due 2023 remains outstanding. Interest on the 7-1/4% Senior notes due 2023 is payable semi-annually on June 15 and December 15. The 7-1/4% Senior notes due 2023 may not be redeemed by the Company prior to maturity. The indenture governing 7-1/4% Senior notes due 2023 provides for an event of default upon the default and acceleration of any other existing debt instrument indebtedness which exceeds $20.0 million. For each of the years ended December 31, 2004, 2003 and 2002 the Company recorded $3.6 million of cash interest expense related to the 7-1/4% Senior notes due 2023.

Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”). SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability discounted to the present value. The Company had $15.6 million in total indebtedness relating to capitalized leases as of December 31, 2004, $11.4 million of which was considered long-term. The Company recorded a gain of $10.0 million in the fourth quarter of 2003 included in “Other income, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss) due to the modification of a capital lease for the Company’s headquarters. This modification required the lease to be reclassified from a capital lease to an operating lease. This modification reduced capital lease obligations and related accrued interest by $14.0 million and gross fixed assets by $6.2 million. For the years ended December 31, 2004, 2003 and 2002 the Company recorded $1.6 million, $4.0 million and $5.0 million, respectively, of cash interest expense related to capital lease obligations.

7-1/4% Senior Notes Due 2013

On July 11, 2003, the Company issued $500.0 million of 7-1/4% Senior unsecured notes due 2013 (the “7-1/4% Senior notes due 2013”). Net proceeds totaled $488.8 million and were used to prepay term credit facilities and permanently reduce commitments under the Company’s revolving credit facility. As a result, the Company recorded a non-cash charge of $8.4 million during the third quarter of 2003 to “Interest expense and other financing costs” to write-off deferred financing costs related to the Company’s existing credit facilities. Interest on the 7-1/4% Senior notes due 2013 is payable in cash semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2004. The 7-1/4% Senior notes due 2013 are unsecured obligations and rank equally with all of the Company’s existing and future senior debt and rank senior to all existing and future subordinated debt as of the date of issuance. The indenture governing the 7-1/4% Senior notes due 2013 contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; redemption of debt that is junior in right of payment; issuances of senior subordinated debt. The indenture governing 7-1/4% Senior notes due 2013 provides for an event of default upon the default and acceleration of any other existing debt instrument which exceeds $20.0 million. The Company may redeem the 7-1/4% Senior Notes due 2013 for a redemption price of 103.625%, 102.417%, 101.208%, and 100.000% after July 15, 2008, 2009, 2010, and 2011, respectively. For the years ended December 31, 2004 and 2003, the Company recorded $36.2 million and $17.1 million, respectively, of cash interest expense related to the senior notes. In January 2005, the indenture governing the 7-1/4% Senior notes due 2013 (the “7-1/4% Indenture”) was amended to, among other things, permit the Company to repurchase or redeem the 16% notes without regard to the extent of the Company’s ability to make restricted payments (as defined in the 7-1/4% Indenture) under the restricted payments covenant of the 7-1/4% Indenture.

Certain terms and conditions pertaining to these notes have been altered as a result of a consent process undertaken as part of the first stage of the Company’s 2005 refinancing plan. Refer to Note 23.

Other Short-Term Debt

The Company maintains a short-term revolving vendor financing arrangement for its information technology consulting business, which had an outstanding balance of $1.6 million and $2.7 million as of December 31, 2004 and 2003, respectively. The Company has the ability to borrow up to $2.0 million under this arrangement, which is secured by an irrevocable $2.0 million letter of credit against its revolving credit facility. The interest rate charged on the borrowings not repaid within terms of the financing arrangement is variable based on the prime rate and was prime plus 6.0% during 2004 and 2003.

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

The indenture governing these notes provides for an event of default upon a default and associated right to acceleration of any other existing debt instrument of Cincinnati Bell Inc. or Cincinnati Bell Telephone, which exceeds $20.0 million. For the years ended December 31, 2004, 2003 and 2002 the Company recorded $16.5 million, $17.7 million and $18.4 million, respectively, of cash interest expense related to these CBT notes.

16% Senior Subordinated Discount Notes

On March 26, 2003, the Company received $350.0 million of gross cash proceeds from the issuance of the 16% Senior Subordinated Discount notes due 2009 (the “16% notes”). Proceeds from the 16% notes, net of fees, were used to pay down borrowings under the Company’s credit facilities. Interest on the 16% notes is payable semi-annually on each of June 30 and December 31 of 2003 through 2006 and then on each of June 30, 2007, January 20, 2008 and on the maturity date of January 20, 2009, whereby 12% is paid in cash and 4% is accreted on the aggregate principal amount. In addition, purchasers of the 16% notes received 17.5 million common stock warrants, subject to antidilution provisions, each to purchase one share of Cincinnati Bell common stock at $3.00 each, which expire in March 2013. Of the total gross proceeds received, $47.5 million was allocated to the fair value of the warrants using the Black-Scholes option-pricing model and was recorded as a discount on the 16% notes. The effective interest rate for the 16% notes is 23.8% due to the discount upon issuance and accretion of the principal amount. Excluding the discount on the 16% notes, the effective interest rate is 19.0%. In 2004 and 2003, the Company recognized $8.2 million and $6.3 million, respectively, of non-cash interest expense related to the amortization of the discount. Through December 31, 2004 and since inception, the Company has recorded $25.2 million in cumulative, non-cash interest expense and has adjusted the carrying amount of the debt accordingly. The Company incurred $43.7 million and $32.0 million of cash interest expense related to these notes in 2004 and 2003, respectively. The Company may redeem the 16% notes after March 26, 2006 for a redemption price of 108%, after March 26, 2007 for a redemption price of 106%, after March 26, 2008 for a redemption price of 104%, and for the principal amount of the notes at maturity on January 20, 2009. On any interest payment date prior to March 26, 2006, the Company may redeem the 16% notes for an amount equal to the accreted value plus the make whole premium as defined in the indenture.

The indenture governing the 16% notes provides for an event of default upon the default and acceleration of any other existing debt instrument, which exceeds $20.0 million.

The indenture governing the 16% notes contains covenants, including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting its subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; indebtedness; asset dispositions; transactions with affiliates; liens; issuances and sales of capital stock of subsidiaries; issuances of senior subordinated debt; and mergers and consolidations.

In February 2005, the indenture governing the 16% notes was amended to, among other things, eliminate the Company’s restrictions relating to BRCOM, the Company’s broadband subsidiaries. Certain other terms and conditions pertaining to these notes have been altered as a result of a consent process undertaken as part of the first stage of the Company’s 2005 refinancing plan. Refer to Note 23.

8-3/8% Senior Subordinated Notes

On November 19, 2003, the Company issued $540.0 million of 8-3/8% Senior Subordinated Notes due 2014 (“the 8-3/8% notes”). The net proceeds, after deducting the initial purchasers’ discounts and fees and expenses related to the 8-3/8% notes totaled $528.2 million. The Company used $524.6 million of the net proceeds to purchase all of the Company’s then outstanding Convertible Subordinated Notes due 2009, which bore interest at a rate of 9%, at a discounted price equal to 97% of their accreted value. The remaining proceeds were used to pay fees related to the credit facility amendment discussed above and to reduce outstanding borrowings under the revolving credit facility. Interest on the 8-3/8% notes is payable in cash semi-annually in arrears on January 15 and July 15, commencing on July 15, 2004. The 8-3/8% notes are unsecured senior subordinated obligations, subordinated to all existing and future senior indebtedness of the

Company including the 16% notes. The 8-3/8% notes rank equally with all of the Company’s future senior subordinated debt and rank senior to all future subordinated debt. The Company’s subsidiaries that guarantee the credit facilities also unconditionally guarantee the 8-3/8% notes on an unsecured senior subordinated basis. The guarantors’ guarantee of the 8-3/8% notes rank junior to their guarantee of the 16% notes. The indenture governing the 8-3/8% notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; redemption of debt that is junior in right of payment. The indenture governing the 8-3/8% notes provides for an event of default upon the default and acceleration of any other existing debt instrument, which exceeds $20.0 million. The Company may redeem the 8-3/8% notes for a redemption price of 104.188%, 102.792%, 101.396%, and 100.000% after January 15, 2009, 2010, 2011, and 2012, respectively. The Company incurred $45.2 million and $5.2 million of cash interest expense related to these notes in 2004 and 2003, respectively.

On February 16, 2005, as part of first stage of its 2005 refinancing plan, the Company issued an additional $100 million of these 8-3/8% notes. Additionally, certain terms and conditions pertaining to these notes may have been altered as a result. Refer to Note 23.

Debt Maturity Schedule

As of December 31, 2004, the following table summarizes the Company’s annual maturities of debt and minimum payments under capital leases for the five years subsequent to December 31, 2004, and thereafter:

(dollars in millions)	Debt	Capital Leases	Total Debt
Year of Maturity
2005	$25.9	$4.2	$30.1
2006	14.3	2.8	17.1
2007	211.2	1.0	212.2
2008	209.0	0.7	209.7
2009	375.2	0.7	375.9
Thereafter	1,323.9	6.2	1,330.1
Total debt	2,159.5	15.6	2,175.1
Less unamortized discount	(33.9)	—	(33.9)
Total debt, net of discount	$2,125.6	$15.6	$2,141.2

The timing of the Company’s debt maturities has changed significantly as a result of the implementation of the first stage of the Company’s 2005 refinancing plan. Refer to Note 23.

8.	Financial Instruments

Interest Rate Contracts

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

In June 2004, the Company entered into a series of interest rate swaps with total notional amounts of $100 million that qualify for fair value hedge accounting and expire in January 2014. The interest rate swaps are designated as fair value hedges of a portion of the 8-3/8% senior subordinated notes due 2014. Fair value hedges are hedges that eliminate the risk of changes in the fair value of underlying assets and liabilities. The interest rate swaps are recorded at their fair value and the carrying value of the 8-3/8% Senior subordinated notes due 2014 is adjusted by the same corresponding value in accordance with the shortcut method of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As of December 31, 2004, the fair value of interest rate swap contracts was $3.9 million.

Prior to 2004, the Company entered into interest rate swaps in order to hedge against movements in the LIBOR rate, which determines the rate of interest paid by the Company on debt obligations under its credit facilities (refer to Note 7). These interest rate swap agreements expired throughout 2003. Realized gains and losses from the interest rate swaps are recognized as an adjustment to interest expense in each period. The Company recorded $6.8 million and $13.3 million in interest expense related to interest rate swap agreements for the years ended December 31, 2003 and 2002, respectively. During 2003, the fair value of the interest rate swaps increased resulting in a year-to-date, after-tax net gain of $4.5 million, which was recognized in OCI.

As a result of the implementation of the first stage of the Company’s 2005 refinancing plan, whereby $350 million in fixed coupon debt was issued and used to repay bank debt, the Company executed an additional $350 million in fixed-to-floating interest rate swaps in February 2005. Refer to Note 23.

9.	Minority Interest

	December 31,
(dollars in millions)	2004	2003
Minority interest consists of:

Minority Interest in Cincinnati Bell
Wireless held by Cingular (“AWE”)	38.4	39.0
Other	0.8	0.7
Total	$39.2	$39.7

Cingular Wireless Corporation (“Cingular”), through its subsidiary AT&T PCS LLC (“AWE”), maintains a 19.9% ownership in the Company’s Wireless subsidiary, Cincinnati Bell Wireless LLC (“CBW”). The minority interest balance is adjusted as a function of AWE’s 19.9% share of the net income (or loss) of CBW, with an offsetting amount being reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Minority interest expense.” The operating agreement, which governs the operations of CBW, provides for a three member committee. The Company has the right to appoint all three representatives.

Under the operating agreement the Company can purchase the 19.9% minority interest in CBW prior to January 31, 2006, at any time for $85.0 million plus interest at an annual rate of 5%, compounded monthly, from the date of the agreement. Thereafter the price reduces to $83.0 million, plus 5% annual interest, compounded monthly. Cingular also can sell the minority interest in CBW to the Company for $83.0 million effective January 31, 2006 (or earlier, if the member committee calls for additional capital contributions which call has not been approved by AWE of Cingular), plus 5% annual interest, compounded monthly or at any time if there is a capital call by CBW. In addition, Cingular and CBW are parties to various commercial agreements, including spectrum leases and reciprocal roaming agreements. These roaming agreements provide for a term of five years and a reduction in rates as compared to CBW’s previous roaming agreements with Cingular and AWE.

10.	Commitments and Contingencies

Lease Commitments and Contractual Obligations

The Company leases certain circuits, facilities and equipment used in its operations. Total operating lease rental expenses were approximately $24.8 million, $19.8 million and $41 million in 2004, 2003 and 2002, respectively. Operating leases include tower site leases that provide for renewal options with fixed rent escalations beyond the initial lease term. In the fourth quarter of 2004, the Company recorded a $3.2 million adjustment related to prior periods to account for certain rent escalations associated with its tower site leases on a straight-line basis. These rent escalations are associated with lease renewal options that were deemed to be reasonably assured of renewal, thereby extending the initial term of the leases. The adjustment was not considered material to the current year or to any prior years’ earnings, earnings trends or individual financial statement line items.

At December 31, 2004, the total minimum annual lease commitments and purchase obligations, excluding interest, under noncancelable leases and contractual obligations are as follows:

(dollars in millions)	Operating Leases*	Capital Leases	Unconditional Purchase Obligations	Total
2005	$9.0	$4.2	$51.3	$64.5
2006	7.6	2.8	33.3	43.7
2007	7.7	1.0	31.6	40.3
2008	7.3	0.7	30.0	38.0
2009	7.2	0.7	28.5	36.4
Thereafter	144.2	6.2	27.1	177.5
Total	$183.0	$15.6	$201.8	$400.4

* Operating leases exclude certain data center leases which are recorded as a restructuring liability. Refer to Note 5.

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services, which remains in effect until June 30, 2008. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting and technical support services for the Company within CBT’s operating territory. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. During the second quarter of 2004, the Company and Convergys renegotiated the contract, the result of which extended the contract through December 31, 2010, reduced prices for certain provided services by Convergys, excluded certain third party costs and reduced the Company’s annual commitment in 2004 and 2005 to $35.0 million from $45.0 million. During the calendar year 2004, the Company paid a total amount of $37.5 million under the contract. Beginning in 2006, the minimum commitment will be reduced 5% annually.

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

On December 1, 2003, lead plaintiffs filed their amended consolidated complaint on behalf of purchasers of the Company’s securities between January 17, 2001 and May 20, 2002, inclusive. This amended complaint contained a number of new allegations. Cincinnati Bell Inc. was added as defendant in this amended filing. The Company’s motion to dismiss was filed on February 6, 2004. Plaintiffs filed their opposition on April 2, 2004 and the Company filed its reply on May 17, 2004.

On September 24, 2004, Judge Walter Rice issued an Order granting in part and denying in part the Company’s motion to dismiss. The Order indicates that a more detailed opinion will follow. Until the detailed opinion is issued, there is no way of knowing which portions of the case have been dismissed. In the interim, Judge Rice directed that the stay of discovery will remain in effect. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

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

On October 22, 2003, a putative consolidated class action complaint was filed in the U.S. District Court for the Southern District of Ohio. The Company filed its motion to dismiss on February 6, 2004. Plaintiffs filed their opposition on April 2, 2004 and the Company filed its reply by May 17, 2004.

On October 6, 2004, the Judge issued a Scheduling Order in these matters. According to the Scheduling Order, discovery was permitted to commence immediately and must have been completed by November 15, 2005. The trial is tentatively scheduled to take place in May 2006. A ruling on the Company’s motion to dismiss is still pending. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

During 2004, a class action complaint against Cincinnati Bell Wireless Company and Cincinnati Bell Wireless, LLC was filed in Hamilton County, Ohio. The complaint alleges that the plaintiff and similarly-situated customers were wrongfully assessed roaming charges for wireless phone calls made or received within the Company’s Home Service Area and/or within major metropolitan areas on the AT&T Wireless Network. The complaint asserts several causes of action, including negligent and/or intentional misrepresentation, breach of contract, fraud, unjust enrichment, conversion and violation of the Ohio Consumer Sales Practices Act. The plaintiff seeks economic and punitive damages on behalf of himself and all similarly-situated customers.

On January 31, 2005, another class action complaint against Cincinnati Bell Wireless Company and Cincinnati Bell Wireless, LLC was filed in Kenton County, Kentucky. The allegations raised and damages sought by plaintiffs in this action are very similar to those previously described.

The Company is vigorously defending these actions. At this stage of the litigation, it is premature to assess the ultimate viability of plaintiffs’ claims and whether these actions will potentially have a material adverse effect upon the Company.

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sales and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, and (d) indemnities involving the representations and warranties in certain contracts. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make. Except for amounts recorded in relation to insured losses, the Company has not recorded a liability for these indemnities, commitments and other guarantees in the Consolidated Balance Sheets, excepted as described below.

The following table summarizes the Company’s indemnification obligations as of December 31, 2004:

(dollars in millions)	Fair Value	Estimated Maximum Indemnities
Indemnities to the buyer of the broadband assets	$4.1	$197.3
Indemnities related to legal settlement agreements	0.5	1.0
Total Indemnities	$4.6	$198.3

The Company has indemnified the buyer of the broadband assets against certain potential claims, including environmental, tax, title and authorization. The title and authorization indemnification was capped at 100% of the purchase price of the broadband assets, which initially was $91.5 million, subject to reductions under the terms of the purchase agreement. The environmental and general indemnities were capped at 50% of the purchase price of the broadband assets.

In order to determine the fair value of the indemnity obligations and warranties provided to the buyer of the broadband assets, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. For the year ended December 31, 2003, the analysis originally resulted in a $7.8 million estimated fair value of the indemnity obligations, which was included in other liabilities and was reflected as a reduction of the gain on sale of broadband assets in the Consolidated Statement of Operations and Comprehensive Income (Loss).

During the fourth quarter of 2004, the Company decreased the liability related to the indemnity obligations to $4.1 million due to the expiration of the general representations and warranties and no broker warranties, and recorded $3.7 million as a gain on sale of broadband assets in the Consolidated Statement of Operations and Comprehensive Income (Loss).

In order to determine the fair value of the indemnity obligations and warranties provided under the legal settlement agreements, the Company utilized a best estimates approach when possible and for certain transactions performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and certain scenarios within the range of possibilities. For the year ended December 31, 2003, the analysis originally resulted in a $3.2 million estimated fair value of the indemnity obligations, which was included in other liabilities and was reflected as other operating expense in the Consolidated Statement of Operations and Comprehensive Income (Loss).

In the fourth quarter of 2004, the Company paid approximately $2.7 million related to these indemnity obligations. At December 31, 2004, $0.5 million remained in other liabilities related to the indemnity for certain representations and warranties provided under the terms of the legal settlement agreement.

Off-Balance Sheet Arrangements

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

11. Common and Preferred Shares

Common Shares

The par value of the Company’s common shares is $.01 per share. At December 31, 2004 and 2003, common shares outstanding were 245.4 million and 244.6 million, respectively. In July 1999, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $200 million of common shares of the Company. The 245.4 million shares of Company common shares outstanding at December 31, 2004, are net of approximately 7.9 million shares that were repurchased by the Company under its share repurchase program and certain management deferred compensation arrangements for a total cost of $145.4 million.

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

Preferred Shares

The Company is authorized to issue 2,357,299 voting preferred shares without par value and 1,000,000 nonvoting preferred shares without par value.

The Company issued 155,250 voting shares of 6-3/4% cumulative convertible preferred stock at stated value. These shares were subsequently deposited into a trust in which the underlying 155,250 shares are equivalent to 3,105,000 depositary shares. Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 1.44 shares of Company common stock per depositary share of 6-3/4% convertible preferred stock. Dividends on the 6-3/4% convertible preferred stock are payable quarterly in arrears in cash, or common stock in certain circumstances if cash payment is not legally permitted. The liquidation preference on the 6-3/4% preferred shares is $1,000 per share (or $50 per depositary share).

12.	Earnings (Loss) Per Common Share from Continuing Operations

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

	Year Ended December 31
(dollars in millions, except per share amounts)	2004	2003	2002
Numerator:
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$64.2	$1,246.0	$(2,449.2)
Preferred stock dividends	(10.4)	(10.4)	(10.4)
Numerator for basic — income (loss) from continuing operations applicable to common shareowners	53.8	1,235.6	(2,459.6)
Preferred stock dividends	—	10.4	—
Interest expense, net of tax — convertible subordinated notes	—	24.8	—
Numerator for diluted EPS — income (loss) from continuing operations applicable to common shareowners	$53.8	$1,270.8	$(2,459.6)

Denominator:
Denominator for basic EPS — weighted average common shares outstanding	245.1	226.9	218.4
Dilution:
Convertible preferred stock	—	4.5	—
Convertible subordinated notes	—	14.9	—
Stock options and warrants	5.3	6.9	—
Stock-based compensation arrangements	0.1	0.1	—
Denominator for diluted EPS per common share	250.5	253.3	218.4

Basic EPS from continuing operations	$0.22	$5.44	$(11.27)
Diluted EPS from continuing operations	$0.21	$5.02	$(11.27)

The total number of potential additional shares outstanding relating to stock options and the Company’s 6-3/4% cumulative convertible preferred stock that were not included in the computation of diluted EPS because their effect would be anti-dilutive was approximately 23.6 million, 26.2 million and 31.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

13.	Income Taxes

Income tax provision (benefit) from continuing operations consists of the following:

	Year ended December 31,
(dollars in millions)	2004	2003	2002
Current:
Federal	$(0.5)	$—	$(38.1)
State and local	1.5	1.0	(1.9)
Total current	1.0	1.0	(40.0)
Investment tax credits	(0.3)	(0.6)	(0.4)
Deferred:
Federal	52.8	194.3	(767.9)
State and local	10.4	(76.6)	(178.7)
Total deferred	63.2	117.7	(946.6)
Valuation allowance	(27.8)	(946.9)	1,110.7
Total	$36.1	$(828.8)	$123.7

Federal income tax refunds are reflected as a current benefit.

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate applied to continuing operations for each year:

	Year ended December 31,
	2004	2003	2002
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	10.5	(11.9)	5.2
Change in valuation allowance, net of federal income tax expense	(18.0)	(225.5)	(45.0)
Dividends on 12-1/2% exchangeable preferred stock	—	2.7	(0.7)
Nondeductible interest expense	7.7	1.8	(0.2)
Other differences, net	0.8	(0.8)	0.4
Effective rate	36.0%	(198.7%)	(5.3%)

The total income tax expense (benefit) realized by the Company consists of the following:

	Year ended December 31,
(dollars in millions)	2004	2003	2002
Income tax provision (benefit) related to:
Continuing operations	$36.1	$(828.8)	$123.7
Discontinued operations	—	—	119.7
Other comprehensive income (loss)	(2.2)	0.1	(1.7)
Cumulative effect of change in accounting principle	—	47.5	(5.9)
Total income tax provision (benefit)	$33.9	$(781.2)	$235.8

The Company recognized an income tax benefit from the exercise of certain stock options in 2004, 2003, and 2002 of $1.3 million, $0.6 million and $2.5 million, respectively. This benefit resulted in a decrease in current income taxes payable and an increase in additional paid in capital.

The components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(dollars in millions)	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$860.6	$893.1
Other	55.2	96.4
Total deferred tax assets	915.8	989.5
Valuation allowance	(144.2)	(171.9)
Total deferred income tax assets, net of valuation allowance	771.6	817.6
Deferred tax liabilities:
Property, plant and equipment	27.4	57.2
State taxes	36.4	15.1
Other	—	6.0
Total deferred tax liabilities	63.8	78.3
Net deferred tax assets	$707.8	$739.3

As of December 31, 2004, the Company had approximately $1,816.0 million of federal operating loss tax carryforwards, with a deferred tax asset value of $635.6 million, and $225.0 million in deferred tax assets related to state and local operating loss tax carryforwards. Tax loss carryforwards will generally expire between 2011 and 2023. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards. Certain 2003 components have been reclassified with no effect on net deferred tax assets. The Company had a valuation allowance of $144.2 million and $171.9 million for the years ended December 31, 2004 and 2003, respectively. The net decrease in the valuation allowance of $27.7 million during 2004 was primarily due to a change in future utilization estimates of state net operating loss carryforwards.

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

14. Employee Benefit Plans and Postretirement Benefits Other Than Pensions

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

The actuarial expense calculation for the postretirement health plan is based on numerous assumptions, estimates and judgments including health care cost trend rates and cap-related cost sharing. Our non-management labor contract with the union contains contractual limits on the Company funded portion of retiree medical costs (referred to as “caps”). The Company has waived the premiums in excess of the caps during the current and past labor contract periods and, therefore has waived any cost sharing from those non-management retirees. The Company has previously accounted for the obligation for non-management retiree medical costs based on the terms of the written labor contract with the union. The Company has provided the same benefits for non-management and management retirees and therefore, has accounted for the obligation for management retiree medical costs on the same basis as non-management retiree medical costs.

The Company has determined that its past history of waiving and/or increasing caps in labor contract negotiations with the union, coupled with the expectation that the caps will be waived or increased in future contract negotiations, creates a substantive plan that is an uncapped plan and differs from the written plan. Accordingly, effective December 31, 2004, the Company has accounted for its retiree medical benefit obligation for non-management and management retirees as if there were no caps.

The change to the substantive plan has been accounted for as a plan amendment resulting in an increase to the retiree medical postretirement benefit obligation of approximately $122.5 million, which will be recognized over the remaining years of future service of the active plan participants. The change will increase annual net periodic expense by approximately $17.0 million.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) beginning in 2006, the Act will provide a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that will be available under Medicare. The amount of the federal subsidy will be based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000. On May 19, 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”). FSP No. 106-2 clarified that the federal subsidy provided under the Act should be accounted for as an actuarial gain in calculating the postretirement benefit obligation and annual postretirement expense. Based on its current understanding of the Act, the Company determined that a substantial portion of the prescription drug benefits provided under its postretirement benefit plan would be deemed actuarially equivalent to the benefits provided under Medicare Part D. Effective July 1, 2004, the Company prospectively adopted FSP No. 106-2 and remeasured its postretirement benefit obligation as of that date to account for the federal subsidy, the effects of which resulted in a $10.3 million reduction in the Company’s postretirement benefit obligation and a $1.1 million reduction in the Company’s 2004 postretirement expense. The reduction in postretirement expense for 2004 was comprised of a $0.6 million benefit related to interest cost and a $0.5 million benefit in the amortization of the actuarial loss. On January 21, 2005, the Department of Health and Human Services issued final federal regulations on the determination of actuarial equivalence of the federal subsidy. The Company is currently evaluating the effects, if any, that these final rules may have on its future benefit costs and postretirement benefit obligation, but does not believe the effects will be material.

During 2004, special termination benefits of $10.5 million were included in the benefit obligation. These special termination benefits related to the 2004 restructuring plan discussed in Note 5.

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans. Pension and postretirement benefit costs are as follows:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions) Year ended December 31	2004	2003	2002	2004	2003	2002
Service cost (benefits earned during the period)	$8.1	$9.6	$11.4	$2.1	$1.7	$1.4
Interest cost on projected benefit obligation	27.3	28.8	31.2	16.2	15.7	15.2
Expected return on plan assets	(41.4)	(39.2)	(45.7)	(6.3)	(6.6)	(8.8)
Curtailment loss	—	2.7	0.2	—	—	—
Special termination benefit	10.5	—	—	—	—	—
Amortization of:
Transition (asset)/obligation	(1.8)	(2.5)	(2.4)	4.2	4.2	4.2
Prior service cost	3.1	3.2	3.2	3.8	1.4	0.6
Net (gain) loss	(0.9)	(0.1)	(5.9)	1.5	1.5	—
Actuarial (income) expense	$4.9	$2.5	$(8.0)	$21.5	$17.9	$12.6

The following are the weighted average assumptions used in accounting for the pension and postretirement benefit cost in the Statements of Operations and Comprehensive Income (Loss) for the years ended December 31:

	Pension Benefits			Postretirement and Other Benefits
	2004	2003	2002	2004	2003	2002
Discount rate — net periodic benefit expense	6.00%	6.50%	7.25%	6.00%	6.50%	7.25%
Expected long-term rate of return on Pension and VEBA plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
Expected long-term rate of return on retirement fund account assets	n/a	n/a	n/a	8.00%	8.00%	8.00%
Future compensation growth rate	4.50%	4.50%	4.50%	n/a	n/a	n/a

The associated pension plans’ assets consist of the following:

	Pension Assets
		Percentage of Plan Assets at December 31,
	Target Allocation 2005	2004	2003
Plan Assets:
Fixed Income	20%–38%	28.6%	28.9%
Equity Securities*	55%–65%	59.9%	60.5%
Real Estate	8%–12%	11.5%	10.6%
Total		100.0%	100.0%

* At December 31, 2004 and 2003, respectively, pension plan assets include $5.8 million and $7.0 million in Company common stock.

The associated postretirement and other plans’ assets consist of the following:

	Postretirement and Other Assets
	Health Care			Group Life Insurance
		Percentage of Plan Assets at December 31,			Percentage of Plan Assets at December 31,
	Target Allocation 2005	2004	2003	Target Allocation 2004	2004	2003
Plan Assets:
Fixed Income	30%–40%	42.8%	36.3%	35%–45%	20.3%	21.1%
Equity Securities	60%–70%	57.2%	63.7%	55%–65%	32.0%	29.7%
Cash*	—	—	—	—	47.7%	49.2%
Total		100.0%	100.0%		100.0%	100.0%

*	As of December 31, 2004, the Company held $13.2 million in cash to be used for group health benefits under postretirement plans.

The Company expects to make a cash funding contribution to its pension plans and postretirement health plans of approximately $2.5 million and $9.2 million, respectively in 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years from the Company’s pension plans and postretirement health plans:

	Pension Benefits	Postretirement and Other Benefits Gross	Medicare Subsidy Receipts
2005	$49.2	$25.2	$—
2006	60.3	26.2	(1.4)
2007	40.0	27.1	(1.6)
2008	39.7	27.7	(1.7)
2009	40.1	28.1	(1.8)
Years 2010–2014	199.2	144.6	(12.0)

Reconciliation of the beginning and ending balance of the plans’ funded status were:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions) Year ended December 31	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at January 1	$466.5	$477.4	$290.5	$238.5
Service cost	8.1	9.6	2.1	1.7
Interest cost	27.3	28.7	16.4	15.7
Amendments	—	1.2	122.5	32.7
Actuarial loss	36.8	2.0	9.3	26.0
Benefits paid	(44.7)	(51.1)	(24.4)	(24.1)
Curtailment	—	(1.3)	—	—
Special termination benefit	10.5	—	—	—
Benefit obligation at December 31	$504.5	$466.5	$416.4	$290.5

Change in plan assets:
Fair value of plan assets at January 1	$451.2	$407.9	$84.6	$88.1
Actual return on plan assets	48.5	91.4	7.5	11.1
Employer contribution	3.6	3.0	9.9	9.5
Benefits paid	(44.6)	(51.1)	(24.3)	(24.1)
Fair value of plan assets at December 31	$458.7	$451.2	$77.7	$84.6

Reconciliation to Balance Sheet:
Unfunded status	$(45.8)	$(15.3)	$(338.7)	$(205.9)
Unrecognized transition (asset) obligation	(1.1)	(2.9)	33.7	37.9
Unrecognized prior service cost	25.7	28.9	161.9	43.2
Unrecognized net loss	65.1	34.5	67.9	61.3
(Accrued) prepaid benefit cost	$43.9	$45.2	$(75.2)	$(63.5)

As of December 31, 2004 and 2003, the Company’s accumulated benefit obligation related to its pension plans was $503.5 million and $466.1 million, respectively.

The following table presents information for certain of the pension and postretirement plans with a projected benefit obligation in excess of the fair value of plan assets:

	Pension Plans		Postretirement Health Plans
(dollars in millions) Year ended December 31,	2004	2003	2004	2003
Projected benefit obligation	$283.5	$271.1	$416.4	$290.5
Fair value of plan assets	$234.8	$236.3	$77.7	$84.6

The following table presents information for certain of the pension plans with an accumulated benefit obligation in excess of the fair value of plan assets:

	Pension Plans
(dollars in millions)	2004	2003
Accumulated benefit obligation	$282.6	$270.6
Fair value of plan assets	$234.8	$236.3

The amounts recognized in the statement of financial position consist of:

	Pension Benefits
	Year ended December 31
(dollars in millions)	2004	2003
Prepaid benefit cost	$67.5	$68.4
Accrued benefit liability	(47.8)	(34.4)
Intangible asset	14.6	7.1
Accumulated other comprehensive income	9.6	4.1
Net amount recognized	$43.9	$45.2

The following are the weighted average assumptions used in accounting for and measuring the pension and postretirement benefit obligation in the Consolidated Balance Sheets at December 31:

	Pension Benefits		Postretirement and Other Benefits
	2004	2003	2004	2003
Discount rate — projected benefit obligation	5.50%	6.00%	5.75%	6.00%
Expected long-term rate of return on Pension and VEBA plan assets	8.25%	8.25%	8.25%	8.25%
Expected long-term rate of return on retirement fund account assets	n/a	n/a	8.00%	8.00%
Future compensation growth rate	4.50%	4.50%	n/a	n/a

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the following: the participant’s benefit horizons; the mix of investments held directly by the plans; and the current view of expected future returns, which is influenced by historical averages.

Changes in actual asset return experience and discount rate assumptions can impact the Company’s operating results, financial position and cash flows. Actual asset return experience results in an increase or decrease in the asset base and this effect, in conjunction with a decrease in the pension discount rate, may result in a plan’s assets being less than a plan’s accumulated benefit obligation (“ABO”). The ABO is the present value of benefits earned to date and is based on past compensation levels. The Company is required to show in its consolidated balance sheet a net liability that is at least equal to the ABO less the market value of plan assets. This liability is referred to as an additional minimum pension liability (“AML”). As of December 31, 2004, the Company’s ABO was $503.5 million and its AML was $24.2 million.

The assumed health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2004, was 7.98% and is assumed to decrease gradually to 4.54% by the year 2009. In addition, a one-percentage point change in assumed health care cost trend rates would have the following effect on the postretirement benefit costs and obligation:

(dollars in millions)	1% Increase	1% Decrease
2004 service and interest costs	$4.6	$(3.6)
Postretirement benefit obligation at December 31, 2004	$52.7	$(43.0)

Savings Plans

The Company sponsors several defined contribution plans covering substantially all employees. The Company’s contributions to the plans are based on matching a portion of the employee contributions, on a percentage of employee earnings. Company and employee contributions are invested in various investment funds at the direction of the employee. Total Company contributions to the defined contribution plans were $5.3 million, $6.6 million and $8.8 million for 2004, 2003, and 2002, respectively.

15.	Stock-Based Compensation Plans

During 2004 and in prior years, certain employees and directors of the Company were granted stock options and other stock-based awards under the Company’s Long-Term Incentive Plans (“Company LTIP”). Under the Company LTIP, options are granted with exercise prices that are no less than market value of the stock at the grant date. Generally, stock options and stock appreciation rights have ten-year terms and vesting terms of three to five years. The number of shares authorized and available for grant under these plans were approximately 78.3 million and 34.7 million, respectively, at December 31, 2004.

Presented below is a summary of the status of outstanding Company stock options issued to employees and related transactions (shares in thousands):

	Shares	Exercise Price
Company options held by employees and directors at December 31, 2001	33,769	$17.40
Granted	8,142	$3.71
Exercised	(219)	$3.71
Forfeited/expired	(5,205)	$18.55
Company options held by employees and directors at December 31, 2002	36,487	$14.80
Granted	4,167	$5.58
Exercised	(620)	$3.57
Forfeited/expired	(10,027)	$15.61
Company options held by employees and directors at December 31, 2003	30,007	$13.45
Granted	2,198	$3.98
Exercised	(854)	$3.55
Forfeited/expired	(6,987)	$16.58
Company options held by employees and directors at December 31, 2004	24,364	12.06

The following table summarizes the status of Company stock options outstanding and exercisable at December 31, 2004 (shares in thousands):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.88 to $3.70	5,083	8.60	$3.55	2,385	$3.47
$3.72 to $7.27	4,915	8.02	$5.77	1,919	$5.99
$7.68 to $13.16	5,194	5.19	$10.74	5,194	$10.74
$13.24 to $16.78	4,979	4.34	$16.53	4,979	$16.53
$17.50 to $38.19	4,193	5.50	$26.05	4,193	$26.05
Total	24,364	6.35	$12.06	18,670	$14.30

As of December 31, 2004, 2003 and 2002 there were 18.7 million, 21.2 million and 19.2 million options exercisable.

In 2004, the Company granted 140,000 shares of restricted stock awards and the weighted average market value of the shares on the grant date was $5.43. In 2003 and 2002, there were no restricted stock awards granted. During 2001, restricted stock awards were 65,000 shares and the weighted average market value of the shares on the grant date was $24.41. Restricted stock awards generally vest within one to five years. Total compensation expense for restricted stock awards during 2004 and 2003 was $0.3 million, and $3.8 million during 2002.

In January 1999, the Company granted stock options to each of its then existing employees (approximately 3,500). According to the terms of this program, stock option grant recipients remaining with the Company until January 2002 could exercise their options to purchase up to 500 common shares each at an exercise price of 16.75. This plan also includes a provision for option grants to employees hired after the January 1999 grant date, in smaller amounts and at an exercise price based on the month of hire (e.g., employees hired during 2001 received options to purchase up to 300 common shares of the Company). Grant recipients must exercise their options within ten years of the date of grant.

In December 2001, the Company announced an additional stock option grant to a majority of its management employees. Each eligible employee was granted 300 options to purchase common shares at an exercise price of $9.65. The options vest over a period of three years and expire ten years from the date of grant.

In December 2003, the Company announced an additional stock option grant. Each management employee was granted 1,000 options and each hourly employee was granted 300 options to purchase common shares at an exercise price of $5.66. The options vest over a period of three years and expire ten years from the date of grant.

16.	Discontinued Operations

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

Selected financial information for the discontinued operations is as follows:

(dollars in millions)	Year ended December 31,
	2004	2003	2002
Results of Operations:
Revenue	$—	$—	$15.7

Income from discontinued operations prior to sale	$—	$—	$9.0
Gain on sale of discontinued operations	—	—	328.3
Income tax provision*	—	—	119.7
Income from discontinued operations, net of tax	$—	$—	$217.6

* 2002 includes $116.5 income tax expense on disposition of discontinued operations

The effective tax rates for discontinued operations was zero in 2004 and 2003 and 35.5% in 2002.

17.	Additional Financial Information

	As of December 31
Balance Sheet (dollars in millions)	2004	2003	Depreciable Lives (Years)
Property, plant and equipment:
Land and rights of way	$5.7	$5.7	20–Indefinite
Buildings and leasehold improvements	195.6	189.2	2–40
Telephone plant	2,169.4	2,099.9	3–29
Transmission facilities	72.7	75.3	2–20
Furniture, fixtures, vehicles, and other	118.3	137.1	8–20
Construction in process	21.7	17.8	—
Subtotal	2,583.4	2,525.0
Less: Accumulated depreciation	(1,732.3)	(1,626.2)
Property, plant and equipment, net*	$851.1	$898.8
	As of December 31
(dollars in millions)	2004	2003
Other current liabilities:
Accrued insurance	$9.9	$11.3
Other current liabilities	34.2	56.4
Total other current liabilities	$44.1	$67.7
Accumulated other comprehensive loss:
Additional minimum pension liability	$(5.5)	$(2.3)
Total accumulated other comprehensive loss	$(5.5)	$(2.3)

Statement of Operations and Cash Flows
	As of December 31
(dollars in millions)	2004	2003	2002
Capitalized interest expense	$0.6	$1.0	$9.1
Cash paid (received) for:
Interest (net of amount capitalized)	$158.8	$122.0	$124.8
Income taxes (net of refunds)	2.3	0.3	(40.3)
Noncash investing and financing activities:
Interest expense	35.2	88.7	47.4
Decrease in minority interest due to accretion of 12-1/2% exchangeable preferred stock	—	2.0	3.5
Decrease in assets due to capital lease modification	—	6.2	—
Decrease in liabilities due to capital lease modification	—	(14.0)	—
Decrease of long-term debt due to exchange of 12-1/2% notes and 9% notes to common stock	—	(524.9)	—
Issuance of common stock in exchange for the 12-1/2% Preferreds and 9% Notes	—	532.9	—

* Includes $28.4 and $34.7, respectively, of assets accounted for as capital leases, net of accumulated depreciation of $16.2 and $19.9, respectively, included in “Buildings and leasehold improvements,’ “Telephone plant,’ “Transmission facilities,’ and “Furniture, fixtures, vehicles and other.’

18.	Business Segment Information

The Company is organized on the basis of products and services. The Company’s segments are strategic business units that offer distinct products and services and are aligned with specific subsidiaries of the Company. The Company operates in five business segments, Local, Wireless, Hardware and Managed Services, Other and Broadband, as described below.

The Company realigned its business segments during the first quarter of 2004. Cincinnati Bell Technology Solutions (“CBTS”), a data equipment and managed services subsidiary, was previously reported in the Broadband segment and is now reported in the Hardware and Managed Services segment. Additionally, the sale of telephony equipment and its associated installation and maintenance business by CBT, previously reported in the Local segment, is now included in the Hardware and Managed Services segment. Accordingly, the historical results of operations of the Local, Hardware and Managed Services and Broadband segments have been recast to reflect the current segment reporting.

The Local segment provides local voice telephone service, including dozens of enhanced custom calling features, and data services, to customers in southwestern Ohio, northern Kentucky and southeastern Indiana.

The Wireless segment consists of the operations of the CBW subsidiary, a venture in which the Company owns 80.1% and Cingular, through its subsidiary AWE, owns the remaining 19.9%. This segment provides advanced, digital voice and data communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas.

The Hardware and Managed Services segment provides data center collocation, IT consulting services, telecommunications and computer equipment in addition to their related installation and maintenance. The Hardware and Managed Services is comprised of the operations within Cincinnati Bell Technology Solutions (“CBTS”). In March 2004, CBTS sold certain operating assets, which were generally residing outside of the Company’s area for approximately $3.2 million in cash.

The Other segment combines the operations of CBAD, Cincinnati Bell Complete Protection (“CBCP”) and Cincinnati Bell Public Communications Inc. (“Public”). CBAD resells long distance voice and audio-conferencing services, CBCP provides security and surveillance hardware and monitoring services for consumers and businesses, and Public provides public payphone services. In fourth quarter of 2004, the Company sold its payphone assets located at correctional institutions and those outside of the Company’s operating area for $1.4 million.

The Broadband segment no longer has any substantive, on-going operations. The Broadband segment previously provided data and voice communication services nationwide over approximately 18,700 route miles of fiber-optic transmission facilities. Broadband segment revenue was generated by broadband transport through private line and IRU agreements, Internet services utilizing technology based on Internet protocol (“IP”), and switched voice services provided to both wholesale and retail customers. In 2003, the Company sold substantially all of its broadband assets (refer to Note 2), which were reported in the Broadband segment.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment. The Company’s business segment information is as follows:

	Year Ended December 31,
(dollars in millions)	2004	2003	2002
Revenue
Local	$761.7	$774.5	$781.7
Wireless	261.7	259.5	267.2
Hardware and managed services	134.7	162.8	215.4
Other	78.6	81.1	82.8
Broadband	—	332.4	911.4
Intersegment	(29.6)	(52.5)	(79.9)
Total Revenue	$1,207.1	$1,557.8	$2,178.6
Intersegment Revenue
Local	$21.1	$27.1	$35.6
Wireless	2.1	1.1	0.3
Hardware and managed services	4.5	4.4	0.6
Other	1.9	0.6	0.2
Broadband	—	19.3	43.2
Total Intersegment Revenue	$29.6	$52.5	$79.9
Operating Income (Loss)
Local	$279.1	$282.7	$272.8
Wireless	(1.4)	60.2	69.1
Hardware and managed services	12.7	17.5	(9.4)
Other	18.0	6.5	1.7
Broadband	10.7	344.5	(2,415.7)
Corporate and Eliminations	(19.8)	(27.4)	(12.0)
Total Operating Income (Loss)	$299.3	$684.0	$(2,093.5)
Capital Additions
Local	$80.1	$81.0	$80.3
Wireless	32.4	40.2	29.5
Hardware and managed services	15.6	0.6	5.7
Other	5.7	0.9	0.9
Broadband	—	3.6	59.2
Corporate and Eliminations	0.1	0.1	0.3
Total Capital Additions	$133.9	$126.4	$175.9
Depreciation and Amortization
Local	$117.2	$125.7	$146.7
Wireless	67.4	38.8	31.3
Hardware and managed services	1.1	0.7	6.4
Other	1.7	2.1	1.9
Broadband	—	1.9	309.4
Corporate and Eliminations	0.3	0.5	0.6
Total Depreciation and Amortization	$187.7	$169.7	$496.3
Assets (at December 31, 2004 and 2003)
Local	$717.1	$771.9
Wireless	371.6	391.8
Hardware and managed services	60.8	44.9
Other	124.1	123.9
Broadband	2.9	4.0
Corporate and Eliminations	682.2	737.0
Total Assets	$1,958.7	$2,073.5

19.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate, where practicable, the fair value of each class of financial instruments:

Cash and cash equivalents, and current maturities of long-term debt — The carrying amount approximates fair value because of the short-term maturity of these instruments.

Accounts receivable and accounts payable — The carrying amounts approximate fair value.

Current and Long-term debt — The fair value is estimated based on year-end closing market prices of the Company’s debt and of similar liabilities. The carrying amounts of long-term debt, excluding capital leases and unamortized discount, at December 31, 2004 and 2003 were $2,159.5 million and $2,311.7 million, respectively. The estimated fair values at December 31, 2004 and 2003 were $2,241.7 million and $2,475.8 million, respectively.

Convertible preferred stock — The fair value of the 6-3/4% Cumulative Convertible Preferred Stock at December 31, 2004 and 2003 was $120.3 million and $106.1 million, respectively, based on the trading value on those dates.

Interest rate risk management — The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company continuously monitors the ratio of variable to fixed interest rate debt to maximize its total return. As of December 31, 2004 and 2003 approximately 75% and 74% of debt, respectively, was fixed-rate debt and approximately 25% and 26%, respectively, were bank loans with variable interest rates.

20.	Supplemental Guarantor Information

Cincinnati Bell Telephone Notes

CBT, a wholly owned subsidiary of the Parent Company, has $100.0 million in notes outstanding that are guaranteed by Cincinnati Bell Inc. but not the other subsidiaries of Cincinnati Bell Inc. The guarantee is full and unconditional and is joint and several. Substantially all of the Parent Company’s income and cash flow is generated by its subsidiaries. Generally, funds necessary to meet the Parent Company’s debt service obligations are provided by distributions or advances from its subsidiaries.

The following information sets forth the consolidating balance sheets of the Company as of December 31, 2004, and 2003 and the consolidating statements of operations and cash flows for the three years ended December 31, 2004, 2003 and 2002 of (1) Cincinnati Bell Inc., the Parent Company and guarantor (2) CBT, the issuer and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations
(dollars in millions)

	For the year ended December 31, 2004
	Parent (CBT Note Guarantor)	CBT Issuer	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$761.7	$475.1	$(29.7)	$1,207.1
Operating costs, expenses, gains and losses	19.8	482.6	435.1	(29.7)	907.8
Operating income (loss)	(19.8)	279.1	40.0	—	299.3
Equity in earnings (loss) of subsidiaries and discontinued operations, net of taxes	175.9	—	—	(175.9)	—
Interest expense and other financing costs	185.5	17.5	25.6	(25.3)	203.3
Other expense (income), net	(21.5)	(1.2)	(6.9)	25.3	(4.3)
Income (loss) before income taxes	(7.9)	262.8	21.3	(175.9)	100.3
Income tax expense (benefit)	(72.1)	101.9	6.3	—	36.1
Net income (loss)	64.2	160.9	15.0	(175.9)	64.2
Preferred stock dividends	10.4	—	—	—	10.4
Net income (loss) applicable to common shareowners	$53.8	$160.9	$15.0	$(175.9)	$53.8

	For the year ended December 31, 2003
	Parent (CBT Note Guarantor)	CBT Issuer	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$820.4	$789.3	$(51.9)	$1,557.8
Operating costs, expenses, gains and losses	27.3	524.3	374.1	(51.9)	873.8
Operating income (loss)	(27.3)	296.1	415.2	—	684.0
Equity in earnings (loss) of subsidiaries and discontinued operations, net of taxes	1,160.7	—	—	(1,160.7)	—
Interest expense and other financing costs	202.3	20.8	71.5	(60.4)	234.2
Other expense (income), net	(44.1)	(10.9)	27.2	60.4	32.6
Income (loss) before income taxes and cumulative effect of change in accounting principle	975.2	286.2	316.5	(1,160.7)	417.2
Income tax expense (benefit)	(270.8)	95.2	(653.2)	—	(828.8)
Income (loss) from continuing operations and cumulative effect of change in accounting principle	1,246.0	191.0	969.7	(1,160.7)	1,246.0
Cumulative effect of change in accounting principle, net of tax	85.9	86.3	(0.4)	(85.9)	85.9
Net income (loss)	1,331.9	277.3	969.3	(1,246.6)	1,331.9
Preferred stock dividends	10.4	—	—	—	10.4
Net income (loss) applicable to common shareowners	$1,321.5	$277.3	$969.3	$(1,246.6)	$1,321.5

	For the year ended December 31, 2002
	Parent (CBT Note Guarantor)	CBT Issuer	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$833.1	$1,425.4	$(79.9)	$2,178.6
Operating costs and expenses	12.1	547.8	3,792.1	(79.9)	4,272.1
Operating income (loss)	(12.1)	285.3	(2,366.7)	—	(2,093.5)
Equity in earnings (loss) of subsidiaries and discontinued operations, net of taxes	(2,139.7)	—	—	2,139.7	—
Interest expense and other financing costs	137.8	22.1	81.9	(77.6)	164.2
Other expense (income), net	(28.6)	(2.9)	21.7	77.6	67.8
Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	(2,261.0)	266.1	(2,470.3)	2,139.7	(2,325.5)
Income tax expense (benefit)	(29.4)	95.1	58.0	—	123.7
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(2,231.6)	171.0	(2,528.3)	2,139.7	(2,449.2)
Income from discontinued operations, net	—	—	217.6	—	217.6
Cumulative effect of a change in accounting principle, net of tax	(2,008.7)	—	(2,008.7)	2,008.7	(2,008.7)
Net income (loss)	(4,240.3)	171.0	(4,319.4)	4,148.4	(4,240.3)
Preferred stock dividends	10.4	—	—	—	10.4
Net income (loss) applicable to common shareowners	$(4,250.7)	$171.0	$(4,319.4)	$4,148.4	$(4,250.7)

Condensed Consolidating Balance Sheets
(dollars in millions)

	As of December 31, 2004
	Parent (CBT Note Guarantor)	CBT Issuer	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$22.7	$1.4	$0.8	$—	$24.9
Receivables, net	2.4	67.6	69.0		139.0
Other current assets	13.5	31.2	62.6	(11.4)	95.9
Total current assets	38.6	100.2	132.4	(11.4)	259.8
Property, plant and equipment, net	0.9	605.4	244.8	—	851.1
Goodwill and other intangibles, net	—	—	76.7	—	76.7
Investments in and advances to subsidiaries	1,065.2	—	—	(1,065.2)	—
Other noncurrent assets	346.0	11.5	646.0	(232.4)	771.1
Total assets	$1,450.7	$717.1	$1,099.9	$(1,309.0)	$1,958.7
Current portion of long-term debt	$4.3	$24.1	$1.7	$—	$30.1
Accounts payable	0.2	34.6	24.1	—	58.9
Other current liabilities	76.9	75.2	54.5	1.8	208.4
Total current liabilities	81.4	133.9	80.3	1.8	297.4
Long-term debt, less current portion	1,870.2	240.7	0.2	—	2,111.1
Other noncurrent liabilities	123.6	67.0	67.0	(122.1)	135.5
Intercompany payables	—	23.9	549.9	(573.8)	—
Total liabilities	2,075.2	465.5	697.4	(694.1)	2,544.0
Minority interest	—	—	39.2	—	39.2
Shareowners’ equity (deficit)	(624.5)	251.6	363.3	(614.9)	(624.5)
Total liabilities and shareowners’ equity (deficit)	$1,450.7	$717.1	$1,099.9	$(1,309.0)	$1,958.7

	As of December 31, 2003
	Parent (CBT Note Guarantor)	CBT Issuer	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$23.5	$1.7	$0.8	$—	$26.0
Receivables, net	0.1	78.6	61.8	—	140.5
Other current assets	3.6	47.5	42.8	(1.0)	92.9
Total current assets	27.2	127.8	105.4	(1.0)	259.4
Property, plant and equipment, net	1.2	642.9	254.7	—	898.8
Goodwill and other intangibles, net	—	—	88.1	—	88.1
Investments in and advances to subsidiaries	1,095.9	—	—	(1,095.9)	—
Other noncurrent assets	367.0	12.9	584.2	(136.9)	827.2
Total assets	$1,491.3	$783.6	$1,032.4	$(1,233.8)	$2,073.5
Current portion of long-term debt	$5.3	$5.3	$2.7	$—	$13.3
Accounts payable	0.6	38.3	25.6	—	64.5
Other current liabilities	80.9	80.4	91.3	(23.6)	229.0
Total current liabilities	86.8	124.0	119.6	(23.6)	306.8
Long-term debt, less current portion	2,012.1	262.4	—	—	2,274.5
Other noncurrent liabilities	71.8	99.9	74.5	(114.3)	131.9
Intercompany payables	—	28.8	456.7	(485.5)	—
Total liabilities	2,170.7	515.1	650.8	(623.4)	2,713.2
Minority interest	—	—	39.7	—	39.7
Shareowners’ equity (deficit)	(679.4)	268.5	341.9	(610.4)	(679.4)
Total liabilities and shareowners’ equity (deficit)	$1,491.3	$783.6	$1,032.4	$(1,233.8)	$2,073.5

Condensed Consolidating Statements of Cash Flows
(dollars in millions)

	For the year ended December 31, 2004
	Parent (CBT Note Guarantor)	CBT Issuer	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(33.5)	$251.2	$83.0	$—	$300.7
Capital expenditures	—	(80.2)	(53.7)	—	(133.9)
Proceeds from sale of assets	—	—	3.3	—	3.3
Other investing activities	3.3	3.0		—	6.3
Cash Flows provided by (used in) investing activities	3.3	(77.2)	(50.4)	—	(124.3)
Issuance of long-term debt	—	—	—	—	—
Capital contributions and other intercompany transactions	206.8	(173.4)	(33.4)	—	0.0
Repayment of long-term debt	(169.5)	(3.0)	0.7	—	(171.8)
Issuance of common shares — exercise of stock options	2.4	—	—	—	2.4
Other financing activities	(10.2)	2.1	—	—	(8.1)
Cash Flows provided by (used in) financing activities	29.5	(174.3)	(32.7)	—	(177.5)
Increase (decrease) in cash and cash equivalents	(0.7)	(0.3)	(0.1)	—	(1.1)
Beginning cash and cash equivalents	23.5	1.7	0.8	—	26.0
Ending cash and cash equivalents	$22.8	$1.4	$0.7	$—	$24.9

	For the year ended December 31, 2003
	Parent (CBT Note Guarantor)	CBT Issuer	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$339.0	$277.3	$(305.7)	$—	$310.6
Capital expenditures	(0.1)	(81.0)	(45.3)	—	(126.4)
Proceeds from sale of broadband assets	—	—	82.7	—	82.7
Other investing activities	3.2	—	(2.3)	—	0.9
Cash Flows provided by (used in) investing activities	3.1	(81.0)	35.1	—	(42.8)
Issuance of long-term debt	1,390.0	—	—	—	1,390.0
Capital contributions and other intercompany transactions	(299.3)	(173.0)	472.3	—	—
Repayment of long-term debt	(1,371.3)	(24.2)	(195.1)	—	(1,590.6)
Issuance of common shares — exercise of stock options	2.2	—	—	—	2.2
Other financing activities	(78.8)	—	(9.5)	—	(88.3)
Cash Flows provided by (used in) financing activities	(357.2)	(197.2)	267.7	—	(286.7)
Increase (decrease) in cash and cash equivalents	(15.1)	(0.9)	(2.9)	—	(18.9)
Beginning cash and cash equivalents	38.6	2.6	3.7	—	44.9
Ending cash and cash equivalents	$23.5	$1.7	$0.8	$—	$26.0

	For the year ended December 31, 2002
	Parent (CBT Note Guarantor)	CBT Issuer	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$4.1	$326.8	$(138.3)	$—	$192.6
Capital expenditures	(0.2)	(80.3)	(95.4)	—	(175.9)
Proceeds from sale of discontinued operations	—	—	345.0	—	345.0
Other investing activities	—	—	23.3	—	23.3
Cash flows provided by (used in) investing activities	(0.2)	(80.3)	272.9	—	192.4
Issuance of long-term debt	—	—	151.0	—	151.0
Capital contributions and other intercompany transactions	486.9	(217.3)	(269.6)	—	—
Repayment of long-term debt	(450.0)	(26.6)	(0.3)	—	(476.9)
Issuance of common shares — exercise of stock options	0.8	—	—	—	0.8
Other financing activities	(20.3)	—	(24.7)	—	(45.0)
Cash flows provided by (used in) financing activities	17.4	(243.9)	(143.6)	—	(370.1)
Increase (decrease) in cash and cash equivalents	21.3	2.6	(9.0)	—	14.9
Beginning cash and cash equivalents	17.3	—	12.7	—	30.0
Ending cash and cash equivalents	$38.6	$2.6	$3.7	$—	$44.9

7-1/4% Senior Notes Due 2013 and 8-3/8% Senior Subordinated Notes

In 2003, the Parent Company issued the 7-1/4% Senior Notes Due 2013 and 8-3/8% Senior Subordinated Notes Due 2014. As of December 31, 2004, both were guaranteed by the following subsidiaries of the Parent Company: Cincinnati Bell Public Communications Inc., ZoomTown.com Inc., Cincinnati Bell Complete Protection Inc., BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services Inc., Cincinnati Bell Wireless Company and Cincinnati Bell Wireless Holdings LLC. No other subsidiaries of the Parent Company guarantee this debt. Each subsidiary guarantor is 100% owned directly and indirectly by the Parent Company and the guarantees are full and unconditional and joint and several. Substantially all of the Parent Company’s income and cash flow is generated by its subsidiaries. Generally, funds necessary to meet the Parent Company’s debt service obligations are provided by distributions or advances from its subsidiaries.

The following information sets forth the consolidating balance sheets of the Company as of December 31, 2004 and December 31, 2003, and the consolidating statements of income and cash flows for the periods ended December 31, 2004, 2003 and 2002 of: (1) Cincinnati Bell Inc., the Parent Company and issuer; (2) the guarantor subsidiaries on a combined basis, and; (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations
(dollars in millions)

	For the year ended December 31, 2004
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$137.6	$1,099.2	$(29.7)	$1,207.1
Operating costs and expenses	19.8	122.6	795.1	(29.7)	907.8
Operating income (loss)	(19.8)	15.0	304.1	—	299.3
Equity in earnings (loss) of subsidiaries and discontinued operations, net of taxes	175.9	—	—	(175.9)	—
Interest expense and other financing costs	185.5	10.9	32.2	(25.3)	203.3
Other expense (income), net	(21.5)	(0.9)	(7.2)	25.3	(4.3)
Income (loss) before income taxes	(7.9)	5.0	279.1	(175.9)	100.3
Income tax expense (benefit)	(72.1)	0.1	108.1	—	36.1
Net income (loss)	64.2	4.9	171.0	(175.9)	64.2
Preferred stock dividends	10.4	—	—	—	10.4
Net income (loss) applicable to common shareowners	$53.8	$4.9	$171.0	$(175.9)	$53.8

	For the year ended December 31, 2003
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$211.9	$1,397.8	$(51.9)	$1,557.8
Operating costs and expenses	27.3	201.1	697.3	(51.9)	873.8
Operating income (loss)	(27.3)	10.8	700.5	—	684.0
Equity in earnings (loss) of subsidiaries and discontinued operations, net of taxes	1,160.7	—	—	(1,160.7)	—
Interest expense and other financing costs	202.3	4.6	87.7	(60.4)	234.2
Other expense (income), net	(44.1)	8.5	7.8	60.4	32.6
Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	975.2	(2.3)	605.0	(1,160.7)	417.2
Income tax expense (benefit)	(270.8)	(91.1)	(466.9)	—	(828.8)
Income (loss) from continuing operations before discontinued operations					—
and cumulative effect of change in accounting principle	1,246.0	88.8	1,071.9	(1,160.7)	1,246.0
Cumulative effect of a change in accounting principle, net of tax	85.9	0.2	85.7	(85.9)	85.9
Net income (loss)	1,331.9	89.0	1,157.6	(1,246.6)	1,331.9
Preferred stock dividendes	10.4	—	—	—	10.4
Net income (loss) applicable to common shareowners	$1,321.5	$89.0	$1,157.6	$(1,246.6)	$1,321.5

	For the year ended December 31, 2002
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$229.5	$2,029.0	$(79.9)	$2,178.6
Operating costs and expenses	12.1	226.4	4,113.5	(79.9)	4,272.1
Operating income (loss)	(12.1)	3.1	(2,084.5)	—	(2,093.5)
Equity in earnings (loss) of subsidiaries and discontinued operations, net of taxes	(2,139.7)	—	—	2,139.7	—
Interest expense and other financing costs	137.8	3.7	100.3	(77.6)	164.2
Other expense (income), net	(28.6)	22.3	(3.5)	77.6	67.8
Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	(2,261.0)	(22.9)	(2,181.3)	2,139.7	(2,325.5)
Income tax expense (benefit)	(29.4)	13.0	140.1	—	123.7
Income (loss) from continuing operations before discontinued operations		—			—
and cumulative effect of change in accounting principle	(2,231.6)	(35.9)	(2,321.4)	2,139.7	(2,449.2)
Income from discontinued operations, net	—	—	217.6	—	217.6
Cumulative effect of a change in accounting principle, net of tax	(2,008.7)	—	(2,008.7)	2,008.7	(2,008.7)
Net income (loss)	(4,240.3)	(35.9)	(4,112.5)	4,148.4	(4,240.3)
Preferred stock dividendes	10.4	—	—	—	10.4
Net income (loss) applicable to common shareowners	$(4,250.7)	$(35.9)	$(4,112.5)	$4,148.4	$(4,250.7)

Condensed Consolidating Balance Sheets
(dollars in millions)

	December 31, 2004
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$22.7	$0.2	$2.0	$—	$24.9
Receivables, net	2.4	30.5	106.1		139.0
Other current assets	13.5	20.5	73.3	(11.4)	95.9
Total current assets	38.6	51.2	181.4	(11.4)	259.8
Property, plant and equipment, net	0.9	9.6	840.6	—	851.1
Goodwill and other intangibles, net	—	10.3	66.4	—	76.7
Investments in and advances to subsidiaries	1,065.2	235.8	—	(1,301.0)	—
Other noncurrent assets	346.0	121.4	536.1	(232.4)	771.1
Total assets	$1,450.7	$428.3	$1,624.5	$(1,544.8)	$1,958.7

Current portion of long-term debt	$4.3	$—	$25.8	$—	$30.1
Accounts payable	0.2	23.1	35.6		58.9
Other current liabilities	76.9	6.5	123.2	1.8	208.4
Total current liabilities	81.4	29.6	184.6	1.8	297.4
Long-term debt, less current portion	1,870.2	—	240.9	—	2,111.1
Other noncurrent liabilities	123.6	36.8	97.2	(122.1)	135.5
Intercompany payables	—	417.8	239.5	(657.3)	—
Total liabilities	2,075.2	484.2	762.2	(777.6)	2,544.0
Minority interest	—	—	39.2	—	39.2
Shareowners’ equity (deficit)	(624.5)	(55.9)	823.1	(767.2)	(624.5)
Total liabilities and shareowners’ equity (deficit)	$1,450.7	$428.3	$1,624.5	$(1,544.8)	$1,958.7

	December 31, 2003
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$23.5	$0.1	$2.4	$—	$26.0
Receivables, net	0.1	39.6	100.8	—	140.5
Other current assets	3.6	6.8	83.5	(1.0)	92.9
Total current assets	27.2	46.5	186.7	(1.0)	259.4
Property, plant and equipment, net	1.2	9.5	888.1	—	898.8
Goodwill and other intangibles, net	—	10.3	77.8	—	88.1
Investments in and advances to subsidiaries	1,095.9	276.1	40.0	(1,412.0)	—
Other noncurrent assets	367.0	127.4	469.7	(136.9)	827.2
Total assets	$1,491.3	$469.8	$1,662.3	$(1,549.9)	$2,073.5
Current portion of long-term debt	$5.3	$—	$8.0	$—	$13.3
Accounts payable	0.6	24.5	39.4	—	64.5
Other current liabilities	80.9	19.5	152.2	(23.6)	229.0
Total current liabilities	86.8	44.0	199.6	(23.6)	306.8
Long-term debt, less current portion	2,012.1	—	262.4	—	2,274.5
Other noncurrent liabilities	71.8	34.1	140.3	(114.3)	131.9
Intercompany payables	—	362.0	285.3	(647.3)	—
Total liabilities	2,170.7	440.1	887.6	(785.2)	2,713.2
Minority interest	—	—	39.7	—	39.7
Shareowners’ equity (deficit)	(679.4)	29.7	735.0	(764.7)	(679.4)
Total liabilities and shareowners’ equity (deficit)	$1,491.3	$469.8	$1,662.3	$(1,549.9)	$2,073.5

Condensed Consolidating Statements of Cash Flows
(dollars in millions)

	For the year ended December 31, 2004
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(33.5)	$65.6	$268.6	$—	$300.7
Capital expenditures	—	(8.7)	(125.2)	—	(133.9)
Other investing activities	3.3	1.4	4.9	—	9.6
Cash flows provided by (used in) investing activities	3.3	(7.3)	(120.3)	—	(124.3)
Issuance of long-term debt	—	—	—	—	—
Capital contributions	206.8	(58.2)	(148.6)	—	0.0
Repayment of long-term debt	(169.5)	—	(2.3)	—	(171.8)
Issuance of common shares — exercise of stock options	2.4	—	—	—	2.4
Other financing activities	(10.2)	—	2.1	—	(8.1)
Cash flows provided by (used in) financing activities	29.5	(58.2)	(148.8)	—	(177.5)
Increase (decrease) in cash and cash equivalents	(0.7)	0.1	(0.5)	—	(1.1)
Beginning cash and cash equivalents	23.5	0.2	2.3	—	26.0
Ending cash and cash equivalents	$22.8	$0.3	$1.8	$—	$24.9

	For the year ended December 31, 2003
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$339.0	$(5.8)	$(22.6)	$—	$310.6
Capital expenditures	(0.1)	(4.9)	(121.4)	—	(126.4)
Proceeds from sale of discontinued operations	—	—	82.7	—	82.7
Other investing activities	3.2	3.8	(6.1)	—	0.9
Cash flows provided by (used in) investing activities	3.1	(1.1)	(44.8)	—	(42.8)
Issuance of long-term debt	1,390.0	—	—	—	1,390.0
Capital contributions	(299.3)	6.8	292.5	—	—
Repayment of long-term debt	(1,371.3)	—	(219.3)	—	(1,590.6)
Issuance of common shares — exercise of stock options	2.2	—	—	—	2.2
Other financing activities	(78.8)	—	(9.5)	—	(88.3)
Cash flows provided by (used in) financing activities	(357.2)	6.8	63.7	—	(286.7)
Increase (decrease) in cash and cash equivalents	(15.1)	(0.1)	(3.7)	—	(18.9)
Beginning cash and cash equivalents	38.6	0.2	6.1	—	44.9
Ending cash and cash equivalents	$23.5	$0.1	$2.4	$—	$26.0

	For the year ended December 31, 2002
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$4.1	$11.1	$177.4	$—	$192.6
Capital expenditures	(0.2)	(4.9)	(170.8)	—	(175.9)
Proceeds from sale of discontinued operations	—	—	345.0	—	345.0
Other investing activities	—	23.3	—	—	23.3
Cash flows provided by (used in) investing activities	(0.2)	18.4	174.2	—	192.4
Issuance of long-term debt	—	—	151.0	—	151.0
Capital contributions	486.9	(29.3)	(457.6)	—	—
Repayment of long-term debt	(450.0)	—	(26.9)	—	(476.9)
Issuance of common shares — exercise of stock options	0.8	—	—	—	0.8
Other financing activities	(20.3)	—	(24.7)	—	(45.0)
Cash flows provided by (used in) financing activities	17.4	(29.3)	(358.2)	—	(370.1)
Increase (decrease) in cash and cash equivalents	21.3	0.2	(6.6)	—	14.9
Beginning cash and cash equivalents	17.3	—	12.7	—	30.0
Ending cash and cash equivalents	$38.6	$0.2	$6.1	$—	$44.9

The guarantor structure associated with the 7-1/4% Notes Due 2013 and the 8-3/8% Senior Subordinated Notes Due 2014 has changed pursuant to the Company’s 2005 refinancing plan. As part of that plan, certain subsidiaries that were previously not guarantors have now been added as guarantors of these notes. Refer to Note 23.

21.	Quarterly Financial Information (Unaudited)

(dollars in millions except per common share amounts)	First	Second	Third	Fourth	Total
2004
Revenue	$302.4	$297.0	$307.9	$299.8	$1,207.1
Operating income	72.8	80.4	82.6	63.5	299.3
Income from:
Continuing operations before discontinued operations and cumulative effect of change in accounting principle	10.9	14.9	17.5	20.9	64.2
Net Income	10.9	14.9	17.5	20.9	64.2
Basic earnings per common share from continuing operations	$0.03	$0.05	$0.06	$0.07	$0.22
Diluted earnings per common share from continuing operations	$0.03	$0.05	$0.06	$0.07	$0.21

(dollars in millions except per common share amounts)	First	Second	Third	Fourth	Total
2003
Revenue	$480.7	$450.6	$315.3	$311.2	$1,557.8
Operating income	99.2	395.1	129.6	60.1	684.0
Income from:
Continuing operations before discontinued operations and cumulative effect of change in accounting principle	37.9	320.4	44.7	843.0	1,246.0
Cumulative effect of change in accounting principle	85.9	—	—	—	85.9
Net Income	$123.8	$320.4	$44.7	$843.0	$1,331.9
Basic earnings per common share from continuing operations	$0.16	$1.45	$0.19	$3.44	$5.44
Diluted earnings per common share from continuing operations	$0.16	$1.33	$0.18	$3.17	$5.02

2004 Unusual Items

In the fourth quarter of 2004, the Company recorded a restructuring charge of $11.4 million intended to improve operating efficiencies and reduce operating expenses. The net effect of the charge related to the restructuring charge decreased diluted earnings per share by $0.03 in the fourth quarter.

In the first, second and third quarters of 2004, the Company recorded additional quarterly depreciation expense of $5.2 million, and recorded $5.0 million in the fourth quarter of 2004 related to the shortening of the economic useful life of its TDMA network assets to the final in-service date of December 31, 2006. The net effect of the depreciation expense decreased diluted earnings per share by $0.01 in the first and second quarters and $0.02 in the third quarter and fourth quarters.

In the third and fourth quarter of 2004, the Company recorded additional amortization expense of $5.6 million and $1.8 million, respectively, related to the roaming and trade name agreements which were no longer operative as a result of the merger between Cingular Wireless and AT&T Wireless. The net effect of the amortization expense decreased diluted earnings per share by $0.01 in the third quarter and had an immaterial impact in the fourth quarter.

In the first, third and fourth quarter of 2004, the Company retired certain assets and recorded asset impairment charges of $2.4 million, $1.7 million and $1.8 million, respectively. The net effect of the charge related to the asset impairments decreased diluted earnings per share by $0.01 in the first quarter and had an immaterial impact in the third and fourth quarter.

In the fourth quarter of 2004, the Company recorded a $3.2 million adjustment related to prior periods to account for certain rent escalations associated with its tower site leases on a straight-line basis. These rent escalations are associated with lease renewal options that were deemed to be reasonably assured of renewal, thereby extending the initial term of the leases. The net effect of the adjustment decreased diluted earnings per share by $0.01 in the fourth quarter. The adjustment was not considered material to the current year or to any prior years’ earnings, earnings trends or individual financial statement line items.

In the fourth quarter of 2004, the Company recorded a non-cash income tax benefit of $12.6 million resulting from a change in estimated future tax benefits. The net effect of the income related to the income tax benefit increased diluted earnings per share by $0.05 in the fourth quarter.

2003 Unusual Items

In the first quarter of 2003, the Company recorded a non-recurring increase to net income of $85.9 million, net of tax, associated with the adoption of SFAS 143 as a change in accounting principle (refer to Note 1). The net effect of the income related to depreciation previously recorded increased diluted earnings per share by $0.39 in the first quarter.

In the second, third and fourth quarter of 2003, the Company sold substantially all the assets of its broadband business (refer to Note 2). The Company recorded a gain on sale of broadband assets of $299.0 million, $37.3 million and $0.4 million, which contributed $1.20 and $0.16 to diluted earnings per share in the second and third quarter, respectively and had an immaterial effect on fourth quarter diluted earnings per share.

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

In the third quarter of 2003, the Company recorded a $17.4 million non-cash charge on the exchange of $46.0 million of 9% Senior Subordinated Notes of BRCOM for 11.1 million shares of common stock in Cincinnati Bell Inc. The net impact of this charge reduced the Company’s diluted earnings per share by $0.07. Additionally, the Company recorded a non-cash charge of $8.4 million to interest expense to write-off deferred financing costs related to the Company’s credit facilities, which were reduced using the proceeds from the issuance of the 7-1/4% Senior Notes due 2013. The net impact of this charge reduced the Company’s fourth quarter diluted earnings per share by $0.04.

In the fourth quarter of 2003, the Company recorded a non-cash gain of $16.2 million due to the extinguishment of the Company’s convertible subordinated debentures, which were purchased at 97% of accreted value. The net impact of this gain increased the Company’s fourth quarter diluted earnings per share by $0.04.

In the fourth quarter of 2003, the Company recorded a gain of $10.0 million due to the modification of a lease at the Company’s headquarters. This modification required the lease to be reclassified from a capital lease to an operating lease. The net impact of this gain increased the Company’s fourth quarter diluted earnings per share by $0.02.

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

22.	Concentrations

The Company generates substantially all of its revenue by serving customers in the Greater Cincinnati and Dayton, Ohio areas. An economic downturn or natural disaster occurring in this limited operating territory could have a disproportionate effect on the Company’s business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas.

The Local, Wireless, Hardware and Managed Services and Other segments, which operate in and generate substantially all of their respective revenue from the Greater Cincinnati area, produced one hundred percent of the Company’s consolidated revenue in 2004.

23.	Subsequent Event

In early 2005, the Company completed the first stage of a refinancing plan, the primary objective of which is to provide for financial flexibility with regard to the future extinguishment of its 16% notes. By so doing, the Company expects to be able to refinance the 16% notes at a significant interest expense reduction with senior bank debt or new senior securities. The 16% notes mature in January 2009 and are callable at 108% of their accreted value on March 26, 2006, which the Company currently estimates to be $425.6 million at that date.

The Company sought, and received, a consent (“the consent”) from the holders of its 7-1/4% Notes that would allow the Company to refinance the 16% notes. In January 2005, the indenture governing the 7-1/4% Senior notes due 2013 (the “7-1/4% Indenture”) was amended to, among other things, permit the Company to repurchase or redeem the 16% notes without regard to the extent of the Company’s ability to make restricted payments (as defined in the 7-1/4% Indenture) under the restricted payments covenant of the 7-1/4% Indenture. The consent, among other things, also permits the classification of any potential call by the Company of Cingular Wireless Corporation’s minority interest ownership as a “permitted acquisition” and would therefore not be considered a restricted payment with regard to the 7-1/4% Notes Indenture. In February 2005, the indenture governing the 16% notes was amended to, among other things, eliminate the Company’s restrictions relating to BRCOM, the Company’s broadband subsidiary.

On February 16, 2005, as part of the refinancing plan, the Company sold in a private offering $250.0 million of new 7% Senior Notes Due 2015 and $100.0 million in additional 8-3/8% Notes Due 2014 (collectively, the “New Bonds”). The net proceeds from the issuance of the New Bonds together with borrowings under the Company’s new credit facility were used to repay all outstanding borrowings of $438.8 million and terminate the Company’s prior credit facility and to pay the consent fees associated with the consent. The New Bonds are fixed rate bonds to maturity and are not callable until February 15, 2010 and January 15, 2009, respectively.

The Company established a new $250 million revolving credit facility, (“the new credit facility”), on February 16, 2005. Under the terms of the new credit facility, the Company has the right to request, but no lender is committed to provide, an increase in the aggregate amount of the new credit facility of up to

$500 million in future incremental borrowing capacity (in addition to the $250 million in initial borrowing capacity), which should be sufficient to fully prepay the 16% notes. The Company used the net proceeds of approximately $345.7 million from the New Bond issues and initial direct borrowings of approximately $110.0 million from the new revolving credit facility in order to terminate the prior credit facility and pay financing and other fees associated with the refinancing plan, leaving $140.0 million in additional borrowing capacity as of the February 16, 2005 date of closing. Additionally, the Company wrote-off approximately $7.9 million in unamortized deferred financing fees associated with the prior credit facility. As of February 16, 2005, the Company’s subsidiaries that guarantee the credit facility also unconditionally guarantee the New Bonds, the 7-1/4% Senior notes due 2013 and the 8-3/8% notes.

Pursuant to a series of transactions in late February and early March 2005, the Company executed additional fixed-to-floating interest rate swaps with notional amounts of $350 million in order to: (a) hedge the fair value risk associated with additional fixed coupon debt and (b) re-balance the fixed-to-floating rate mix with regard to the Company’s capital structure. The New Bonds have fixed interest rates to their maturity. The interest rate swaps essentially change the fixed rate nature of these bond issues to mimic the floating rates paid on the prior credit facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No reportable information under this item.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004 (the “Evaluation Date”). Based on that evaluation, Cincinnati Bell Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)	Management’s report on internal control over financial reporting.Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)	Changes in internal controls over financial reporting.The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2004, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Item 9B. Other Information

No reportable information under this item.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 401, Item 405 and Item 406 of Regulation S-K regarding directors of Cincinnati Bell Inc. can be found in the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders, dated March 29, 2005, and incorporated herein by reference.

The Company’s Code of Ethics for Senior Financial Officers that applies to its Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer is filed as an exhibit to this Form 10-K and posted on the Company’s website at http://www.cincinnatibell.com. Within the time period required by the SEC and the New York Stock Exchange, the Company will post on its web site any amendment to the Code of Ethics for Senior Financial Officers and any waiver of such code relating to such senior executive officers of the Company.

In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and filed as exhibits to this Annual Report on Form 10-K, in May 2004 the Company’s Chief Executive Officer submitted to the New York Stock Exchange the certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303 A.12 of the NYSE Listed Company Manual.

Executive Officers of the Registrant:

The names, ages and positions of the executive officers of the Company as of December 31, 2004 are as follows:

Name	Age	Title
John F. Cassidy (a)	50	President and Chief Executive Officer
Brian A. Ross	47	Chief Financial Officer
Michael W. Callaghan	57	Senior Vice President, Corporate Development
Mary E. McCann	42	Senior Vice President, Internal Controls
Christopher J. Wilson	39	Vice President and General Counsel
Brian G. Keating	51	Vice President, Human Resources and Administration
Michael S. Vanderwoude	35	Vice President, Investor Relations and Corporate Communications
Mark W. Peterson	50	Vice President and Treasurer
Gary A. Cornett	46	Vice President and Controller

(a)	Member of the Board of Directors

Officers are elected annually but are removable at the discretion of the Board of Directors.

JOHN F. CASSIDY, President and Chief Executive Officer since July 2003, Director of the Company since September 2002, President and Chief Operating Officer of Cincinnati Bell Telephone since May 2001; President of Cincinnati Bell Wireless since 1997; Senior Vice President, National Sales & Distribution of Rogers Cantel in Canada from 1992–1996; Vice President, Sales and Marketing, Ericsson Mobile Communications from 1990–1992; Vice President, Sales and Marketing, General Electric Company from 1988–1990.

BRIAN A. ROSS, Chief Financial Officer of the Company since 2004, Senior Vice President of Finance and Accounting of the Company in 2003; Vice President of Finance and Accounting of the Company’s Cincinnati-based operating subsidiaries from 2001–2003; Vice President of Finance and Accounting of Cincinnati Bell Wireless from 1999–2001.

MICHAEL W. CALLAGHAN, Senior Vice President, Corporate Development of the Company since March 1999; Vice President, Corporate Development of Convergys Corporation, 1998–1999; Vice President, Corporate Development of the Company, 1994–1998; Corporate Director of Video and Interactive Services of Ameritech from 1991–1994; President of Scripps Howard Cable, 1984–1991.

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

CHRISTOPER J. WILSON, Vice President and General Counsel of the Company since August 2003; Associate General Counsel and Assistant Corporate Secretary for the Company’s Cincinnati-based operating subsidiaries from 1999–2003.

BRIAN G. KEATING, Vice President, Human Resources and Administration of the Company since August 2003; Vice President, Human Resources and Administration of the Cincinnati Operations, 2000–2003; Director of Labor Relations, Staffing and Safety of the Company, 1988–2000;

MICHAEL S. VANDERWOUDE, Vice President of Investor Relations and Corporate Communications of the Company since January 2004; Vice President of Business Development, 2003, Vice President of Product Management and Development, 2001–2002; General Manager of Cincinnati Bell Any Distance, 2000; Director of Marketing for Cincinnati Bell Wireless 1998–1999.

MARK W. PETERSON, Vice President and Treasurer of the Company since March 1999; Vice President and Assistant Treasurer of Sprint Corporation, 1996-1998; Senior Director of KPMG’s Policy Economics Group, 1994–1996.

GARY A. CORNETT, Vice President and Controller of the Company since February 2004; Vice President and Controller of the Company’s Cincinnati-based operating subsidiaries from 2001–2003; Senior Vice President and Chief Financial Officer of Louvers & Dampers, Inc. from 1991–2000.

Items 11 and 12. Executive Compensation and Security Ownership of Certain Beneficial Owners and Management

The information required by these items, except as disclosed below, can be found in the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders dated March 29, 2005 and incorporated herein by reference.

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of stock options, warrants and rights		Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	24,503,567	(1)	12.06	34,705,815
Equity compensation plans not approved by security holders (2)	115,635		—	—
Total	24,619,202		$12.06	34,705,815

(1) Includes 24,363,567 outstanding stock options not yet exercised and 140,000 shares of restricted stock, restrictions on which have not yet expired. Awards were granted under various incentive plans approved by Cincinnati Bell Inc. shareholders.

(2) The shares to be issued relate to deferred compensation in the form of previously received special awards and annual awards to non-employee directors pursuant to the “Deferred Compensation Plan for Outside Directors.” From 1997 through 2004, the directors received an annual award equal to the equivalent of a number of common shares (250 common shares in 1997, 500 common shares in 1998, 1,163 common shares in 1999 and 1,500 common shares from 2000 to 2004) and for the years commencing January 2005, the award is in the amount of the equivalent of 6,000 common shares. As a result of a plan amendment effective as of January 1, 2005 that requires the payout of all annual awards to be made in cash, the number of shares to be issued pursuant to the plan as of March 29, 2005 is reduced to approximately 58,300. The plan provides that all awards are payable provided that such non-employee director completes at least five years of active service as a non-employee director or if he or she dies while a member of the Board of Directors.

For detail regarding the pro forma impact of stock options on the earnings per share calculation, refer to Note 1 of Notes to Consolidated Financial Statements. For detail regarding the range of exercise prices on outstanding stock options, refer to Note 15 of the Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions

The information required by these items can be found in the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders dated March 29, 2005 and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by these items can be found in the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders dated March 29, 2005 and incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit Number	Description
(3.1)(a)	Amended Articles of Incorporation of Cincinnati Bell (Exhibit 3.1(a) to Form S-4 dated July 17, 2003, File No. 1-8519).
(3.1)(b)	Amended Regulations of Cincinnati Bell (Exhibit 3.2 to Registration Statement No. 2-96054).
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

(4)(c)(i)
Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7-1/4% Notes Due June 15, 2023. (Exhibit 4-A to Form 8-K, date of report July 12, 1993, File No. 1-8519).

(4)(c)(ii)(1)
Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Current Report on Form 8-K, filed October 27, 1993, File No. 1-8519).

(4)(c)(ii)(2)+
First Supplemental Indenture dated as of December 31, 2004 to the Indenture dated October 27, 1993 by and among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (filed herewith).

(4)(c)(ii)(3)+
Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated October 27, 1993 by and among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (filed herewith).

(4)(c)(iii)(1)
Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Current Report on Form 8-K, filed November 30, 1998, File No. 1-8519).

Exhibit Number	Description
(4)(c)(iii)(2)+
First Supplemental Indenture dated as of January 10, 2005 to the Indenture dated November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and the Bank of New York, as Trustee (filed herewith).

(4)(c)(iii)(3)+
Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and the Bank of New York, as Trustee (filed herewith).

(4)(c)(iv)(1)
Indenture dated as of March 26, 2003, by and among Broadwing Inc., as Issuer, Cincinnati Bell Public Communications Inc., the Guarantors party thereto and The Bank of New York, as Trustee (Exhibit (4)(c)(vi) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(iv)(2)
First Supplemental Indenture dated as of October 30, 2003 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit (4)(c)(vi) (2) to Form 10-Q for the nine months ended September 30, 2003, File No. 1-8519).

(4)(c)(iv)(3)
Second Supplemental Indenture dated as of March 12, 2004 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit 4(c)(vi)(3) to the Quarterly Report on Form 10-Q for the six months ended June 30, 2004, File No. 1-8519).

(4)(c)(iv)(4)
Third Supplemental Indenture dated as of August 4, 2004 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit 4(c)(vi)(4) to the Quarterly Report on Form 10-Q for the six months ended June 30, 2004, File No. 1-8519).

(4)(c)(iv)(5)
Fourth Supplemental Indenture dated as of January 31, 2005 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit 4.1 to Current Report on Form 8-K, filed February 2, 2005, File No. 1-8519).

(4)(c)(v)
Warrant Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(vii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)
Exchange and Registration Rights Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(viii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vii)
Equity Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(ix) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(40)(c)(viii)(1)
Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(1) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(viii)(2)
First Amendment to Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(2) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(viii)(3)
Second Amendment to Purchase Agreement, dated as of April 30, 2004 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(3) to Form 10-Q for the Quarter ended March 31, 2004, File No. 1-8519).

Exhibit Number	Description
(4)(c)(viii)(4)+
Third Amendment to Purchase Agreement, dated April 30, 2004, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., as Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (filed herewith).

(4)(c)(viii)(5)+
Fourth Amendment to Purchase Agreement, dated January 31, 2005, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., as Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (filed herewith).

(4)(c)(ix)(1)
Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto and the Bank of New York, as Trustee, in connection with Cincinnati Bell 7-1/4% Senior Notes due 2013 (Exhibit (4)(c)(xi) on Form S-4 dated July 17, 2003, File No. 1-8519).

(4)(c)(ix)(2)
First Supplemental Indenture dated as of January 28, 2005 to the Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit 4.1 to Current Report on Form 8-K dated February 2, 2005, File No. 1-8519).

(4)(c)(x)(1)
Indenture dated as of November 19, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto and The Bank of New York, as Trustee, in connection with Cincinnati Bell 8-3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit (4)(c)(xiii) to Registration Statement No. 333-110940).

(4)(c)(x)(2)
8-3/8% Notes Registration Rights Agreement, dated as of February 16, 2005 by and between Cincinnati Bell Inc., the Guarantors party thereto, and Banc of America Securities LLC, as Representative of the several Purchasers (Exhibit 4.3 to Current Report on Form 8-K, filed on February 23, 2005, File No. 1-8519).

(4)(c)(xi)
Indenture dated as of February 16, 2005, by and among Cincinnati Bell Inc., as Issuer, the Guarantor parties thereto, and the Bank of New York, as Trustee (Exhibit 4.1 to Current Report on Form 8-K, filed on February 23, 2005, File No. 1-8519).

(4)(c)(xii)
7.0% Notes Registration Rights Agreement, dated as of February 16, 2005, by and between Cincinnati Bell Inc., the Guarantors party thereto, and Banc of America Securities LLC, as Representative of the several Purchasers (Exhibit 4.2 to Current Report on Form 8-K, filed on February 23, 2005, File No. 1-8519).

(4)(c)(xiii)
No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(i)(1)
Credit Agreement dated as of February 16, 2005 among Cincinnati Bell Inc. as Borrower, the Guarantor parties thereto, Bank of America, N.A. as Administrative Agent, PNC Bank, National Association, as Swingline Lender, and Lenders party thereto (Exhibit 10.1 to Current Report on Form 8-K, filed February 23, 2005, File No. 1-8519).

(10)(i)(3)
Asset Purchase Agreement between Broadwing Communications Services Inc. and other seller parties thereto and CIII Communications dated as of February 22, 2003. (Exhibit (99)(i) to Current Report on Form 8-K, filed on February 28, 2003, File No. 1-8519).

(10)(i)(4.2)
Agreement and Amendment No. 2 to Operating Agreement, dated August 4, 2004 between New Cingular Wireless PCS, New Cingular Wireless Services, Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Inc., Cingular Wireless LLC, and Cincinnati Bell Wireless LLC (Exhibit 10.1 to Current Report on Form 8-K, filed August 5, 2004, File No. 1-8519).

(10)(i)(4.3)
Agreement and Amendment No. 3 to Operating Agreement, dated as of February 14, 2004 between New Cingular Wireless PCS, New Cingular Wireless Services, Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Inc., Cingular Wireless LLC, and Cincinnati Bell Wireless LLC (Exhibit 10.1 to Current Report on Form 8-K, filed February 15, 2005, File No. 1-8519).

Exhibit Number	Description
(10)(i)(3.1)	Amendment No. 1 to the Asset Purchase Agreement dated June 6, 2003 (Exhibit (99)(i) to Form 8-K, filed on June 13, 2003, File No. 1-8519).
(10)(i)(3.2)	Letter Agreement Amendment to the Asset Purchase Agreement (Exhibit (10)(i)(A)(3)(iii) to Form S-4, filed on June 23, 2003, File No. 1-8519).
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

(10)(iii)(A)(10)*	Employment Agreement effective January 8, 2004 between the Company and Christopher J. Wilson (Exhibit (10)(iii)(A)(13) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).
(10)(iii)(A)(11)*	Employment Agreement effective June 26, 2000 between the Company and Brian G. Keating (Exhibit (10)(iii)(A)(14) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

Exhibit Number	Description
(10)(iii)(A)(12)	Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K (Exhibit (10)(iii)(A)(15) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).
(10)(iii)(A)(13)*	Summary of Director Compensation for 2005 (Item (1.01) to Form 8-K, date of report February 3, 2005, File No. 1-8519).
(10)(iii)(A)(14)*	Summary of Executive Compensation (to the extent determined) for 2005 (Item (1.01) to Form 8-K, date of report February 3, 2005, File No. 1-8519).
(21)+	Subsidiaries of the Registrant.
(23)+	Consent of Registered Public Accounting Firm.
(24)+	Powers of Attorney.
(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.

*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

The Company’s reports on Form 10-K, 10-Q, and 8-K are available free of charge at the following website: http://www.cincinnatibell.com. Upon request, the Company will furnish a copy of the Proxy Statement to its security holders without charge, portions of which are incorporated herein by reference. The Company will furnish any other exhibit at cost.

Schedule II

CINCINNATI BELL INC.
VALUATION AND QUALIFYING ACCOUNTS
(dollars in millions)

	Beginning of Period	Charge (Benefit) to Expenses	To (from) Other Accounts		Deductions	End of Period
Allowance for Doubtful Accounts
Year 2004	$20.2	$15.9	$—		$21.6	$14.5
Year 2003	$53.0	$25.0	$—		$57.8	$20.2
Year 2002	$36.4	$55.6	$—		$39.0	$53.0
Deferred Tax
Valuation Allowance
Year 2004	$171.9	$(27.8)	$0.1	(b)	$—	$144.2
Year 2003	$1,210.5	$(1,037.0)	$(1.6	)(a)	$—	$171.9
Year 2002	$85.7	$1,110.7	$14.1	(a)	$—	$1,210.5

(a)	Includes amount related to tax benefits from stock options.

(b)	Includes amount related to tax benefits credited to OCI.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BELL INC.
March 16, 2005	By/s/ Brian A. Ross Brian A. Ross Chief Financial Officer

By /s/ Gary A. Cornett Gary A. Cornett Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
JOHN F. CASSIDY* John F. Cassidy	President and Chief Operating Officer	March 16, 2005

PHILLIP R. COX* Phillip R. Cox	Chairman of the Board and Director	March 16, 2005

KAREN M. HOGUET* Karen M. Hoguet	Director	March 16, 2005

DANIEL J. MEYER* Daniel J. Meyer	Director	March 16, 2005

CARL REDFIELD* Carl Redfield	Director	March 16, 2005

DAVID B. SHARROCK* David B. Sharrock	Director	March 16, 2005

JOHN M. ZRNO* John M. Zrno	Director	March 16, 2005

BRUCE L. BYRNES* Bruce L. Byrnes	Director	March 16, 2005

MICHAEL G. MORRIS* Michael G. Morris	Director	March 16, 2005

ROBERT W. MAHONEY* Robert W. Mahoney	Director	March 16, 2005

*By: /s/ John F. Cassidy		March 16, 2005

John F. Cassidy as attorney-in-fact and on his behalf as Principal Executive Officer and Chief Executive Officer