Form 10-Q
period 2005-03-31
CINCINNATI BELL INC
filed 2005-05-10
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

At April 30, 2005, there were 245,758,431 common shares outstanding and 155,250 shares of 6¾% Convertible Preferred Shares outstanding.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue	$288.6	$302.4
Costs and expenses
Cost of services and products (excluding depreciation of $36.6 and $38.9 included below)	109.2	125.7
Selling, general and administrative	58.1	57.9
Depreciation	43.0	45.2
Amortization	—	0.5
Restructuring	—	0.2
Asset impairments and other charges	23.1	0.1

Total operating costs and expenses	233.4	229.6

Operating income	55.2	72.8
Minority interest expense (income)	(4.3)	0.1
Interest expense	50.5	50.8
Loss on extinguishment of debt	7.9	—
Other expense, net	0.5	—

Income before income taxes	0.6	21.9
Income tax expense	3.8	11.0

Net income (loss)	(3.2)	10.9
Preferred stock dividends	2.6	2.6

Net income (loss) applicable to common shareowners	$(5.8)	$8.3

Net income (loss)	$(3.2)	$10.9
Additional minimum pension liability adjustment	(0.2)	—

Comprehensive income (loss)	$(3.4)	$10.9

Basic and diluted earnings (loss) per common share	$(0.02)	$0.03

Weighted average common shares outstanding (millions)
Basic	245.6	245.0
Diluted	245.6	253.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$24.8	$24.9
Receivables, less allowances of $15.3 and $14.5	126.2	139.0
Materials and supplies	29.2	29.3
Deferred income tax benefits, net	54.1	51.1
Prepaid expenses and other current assets	24.7	15.5

Total current assets	259.0	259.8
Property, plant and equipment, net	812.4	851.1
Goodwill	40.9	40.9
Other intangible assets, net	35.8	35.8
Deferred income tax benefits, net	650.2	656.7
Other noncurrent assets	120.6	114.4

Total assets	$1,918.9	$1,958.7

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$24.8	$30.1
Accounts payable	53.9	58.9
Current portion of unearned revenue and customer deposits	41.7	42.5
Accrued taxes	36.5	45.4
Accrued interest	38.6	43.2
Accrued payroll and benefits	34.9	33.2
Other current liabilities	36.6	44.1

Total current liabilities	267.0	297.4
Long-term debt, less current portion	2,097.5	2,111.1
Unearned revenue, less current portion	8.3	8.9
Accrued pension and postretirement benefits	93.0	87.5
Other noncurrent liabilities	45.8	39.1

Total liabilities	2,511.6	2,544.0
Minority interest	34.9	39.2
Commitments and contingencies
Shareowners’ deficit
6¾% Cumulative Convertible Preferred Stock, 2,357,299 shares authorized, 155,250 (3,105,000 depositary shares) issued and outstanding	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 253,579,978 and 253,270,244 shares issued; 245,706,791 and 245,401,480 outstanding at March 31, 2005 and December 31, 2004	2.5	2.5
Additional paid-in capital	2,934.8	2,934.5
Accumulated deficit	(3,543.2)	(3,540.0)
Accumulated other comprehensive loss	(5.7)	(5.5)
Common shares in treasury, at cost:
7,873,187 and 7,868,764 shares at March 31, 2005 and December 31, 2004	(145.4)	(145.4)

Total shareowners’ deficit	(627.6)	(624.5)

Total liabilities and shareowners’ deficit	$1,918.9	$1,958.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities
Net income (loss)	$(3.2)	$10.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	43.0	45.2
Amortization	—	0.5
Asset impairments and other charges	23.1	0.1
Loss on extinguishment of debt	7.9	—
Provision for loss on receivables	4.9	3.0
Noncash interest expense	7.8	8.5
Minority interest expense (income)	(4.3)	0.1
Deferred income tax expense	3.7	10.4
Tax benefits from employee stock option plans	0.1	0.5
Other, net	1.8	(0.8)
Changes in operating assets and liabilities:
Decrease in receivables	7.9	9.1
Increase in prepaid expenses and other current assets	(8.5)	(10.6)
Decrease in accounts payable	(5.0)	(4.6)
Decrease in accrued and other current liabilities	(19.8)	(7.4)
Decrease in unearned revenue	(1.4)	(1.2)
Change in other assets and liabilities, net	6.4	6.1

Net cash provided by operating activities	64.4	69.8

Cash Flows from Investing Activities
Capital expenditures	(28.0)	(23.3)
Proceeds from sale of assets	—	3.2

Net cash used in investing activities	(28.0)	(20.1)

Cash Flows from Financing Activities
Issuance of long-term debt	352.0	—
Increase in new credit facility, net	75.0	—
Net repayment of previous credit facility and other	(440.8)	(51.8)
Debt issuance costs and consent fees	(21.0)	—
Issuance of common shares - exercise of stock options	0.9	1.5
Preferred stock dividends	(2.6)	(2.6)

Net cash used in financing activities	(36.5)	(52.9)

Net decrease in cash and cash equivalents	(0.1)	(3.2)
Cash and cash equivalents at beginning of period	24.9	26.0

Cash and cash equivalents at end of period	$24.8	$22.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies

The following summarizes the Company’s business and accounting policies. A more detailed presentation can be found in the Company’s 2004 Annual Report on Form 10-K.

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

The adjustments referred to above are of a normal and recurring nature except for those outlined below in “Impairment of Long-lived Assets, Other than Goodwill and Indefinite-Lived Intangibles” and Note 3. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.

The Condensed Consolidated Balance Sheet as of December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the notes thereto included in the Company’s 2004 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2005.

Basis of Consolidation — The Condensed Consolidated Financial Statements include the consolidated accounts of Cincinnati Bell Inc. and its majority-owned subsidiaries over which it exercises control. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Impairment of Long-Lived Assets, Other than Goodwill and Indefinite-Lived Intangibles - The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite-lived intangible assets, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value.

As part of the process of redeploying spectrum from the Company’s legacy Time Division Multiple Access (“TDMA”) wireless network to its Global System for Mobile Communications (“GSM”) network to meet unexpected increasing demand for its GSM services, the Company made the decision in the first quarter of 2005 to retire certain TDMA assets early in the second quarter of 2005 in order to optimize its TDMA network performance. Minimal projected cash flows are associated with these TDMA assets retired in the second quarter and, as such, the Company recorded a $22.7 million impairment charge in the first quarter of 2005. The $22.7 million impairment charge is included in the Condensed Consolidated Statements of

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Operations and Comprehensive Income (Loss) under the caption “Asset impairments and other charges.” The Company also analyzed the remaining $46.6 million of TDMA assets for impairment, and found that no impairment condition exists at March 31, 2005 on the remaining TDMA assets.

Competition from new or more cost effective technologies could affect the Company’s ability to generate cash flow from its network-based services. This competition could ultimately result in an impairment of certain of the Company’s tangible or intangible assets. This could have a substantial impact on the operating results of the consolidated Company.

Stock-Based Compensation — The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Compensation cost is measured under the intrinsic value method. Stock-based employee compensation cost is not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the difference between actual and pro forma expense, net of tax, that would have been recognized totaled $0.5 million and $2.1 million in the first three months of 2005 and 2004, respectively. The following table illustrates the effect on net income (loss) and basic and diluted earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation in all periods presented.

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2005	2004
Net income (loss)
As reported	$(3.2)	$10.9
Pro forma, net of related taxes	$(3.7)	$8.8
Basic earnings (loss) per common share
As reported	$(0.02)	$0.03
Pro forma, net of related taxes	$(0.03)	$0.03
Numerator for diluted earnings (loss) per share
As reported	$(5.8)	$8.3
Pro forma, net of related taxes	$(6.3)	$6.2
Diluted earnings (loss) per share
As reported	$(0.02)	$0.03
Pro forma, net of related taxes	$(0.03)	$0.02

The Company granted 46,200 and 318,800 options to purchase Cincinnati Bell stock during the three months ended March 31, 2005 and 2004, respectively. The weighted average fair values at the date of grant for the Company options granted to employees were $0.95 and $1.48 for the three months ended March 31, 2005 and 2004, respectively.

The Company granted 749,700 shares of restricted stock during the first three months of 2005, which vest after three years and the achievement of certain performance-based objectives. The fair value at the date of grant was $4.30 per share. The Company granted 140,000 shares of restricted stock during the first three months of 2004, which vest completely after two years. The fair value at the date of grant was $5.43 per share. The Company recognized $0.3 million and $0.1 million in expense in the first three months of 2005 and 2004 related to restricted stock compensation.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Income Taxes — The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. The Company believes adequate provision has been made for all open tax years. Deferred investment tax credits are being amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment. As of March 31, 2005, the Company had $704.3 million in net deferred tax assets. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards.

Recently Issued Accounting Standards — On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) which is a revision of SFAS 123 and supersedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. On April 14, 2005, the SEC changed the effective date of SFAS 123(R) to be as of the beginning of the first fiscal year beginning after June 15, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS 123. Although the Company is still evaluating the impact of adopting SFAS 123(R) on its consolidated results of operations, the Company expects the impact will be material.

On April 4, 2005, FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company recognized a liability for the fair value of all conditional asset retirement obligations in accordance with SFAS 143 and FIN 47. FIN 47 did not have a material impact on the Company’s results of operations.

2.	Restructuring Charges

December 2004 Restructuring Plan

In December 2004, the Company initiated a restructuring intended to improve operating efficiencies and reduce operating expenses. The plan includes a workforce reduction that will be implemented in stages, which began in the fourth quarter of 2004 and will continue in stages through December 31, 2006. The workforce reductions will be accomplished primarily through attrition and voluntary retirement incentives. The Company estimates it will eliminate 150 to 200 positions by December 31, 2005 and as many as 400 positions in total by December 31, 2006. The restructuring charge of $11.2 million in 2004 was comprised of $10.5 million in special termination benefits and $0.7 million in employee separation benefits. The special termination benefits charge of $10.5 million was recorded to the Company’s postretirement benefit obligation at December 31, 2004 (see Note 6). The Company has paid all the employee separation benefits in cash, which totaled $0.3 million in the fourth quarter of 2004 and $0.4 million in the first quarter of 2005. The Local, Wireless and Hardware and Managed Services segments incurred fourth quarter 2004 charges of $10.5 million, $0.1 million and $0.6 million, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 2001 Restructuring Plan

In November 2001, the Company adopted a restructuring plan which included initiatives to consolidate data centers, reduce the Company’s expense structure, exit the network construction business, eliminate other nonstrategic operations and merge the digital subscriber line (“DSL”) and certain dial-up Internet operations into the Company’s other operations. The Company completed the plan as of December 31, 2002, except for certain lease obligations, which are expected to continue through June 2015. Cash expenditures for termination of contractual obligations in the first three months of 2005 amounted to $0.5 million.

The following table illustrates the activity in this reserve from December 31, 2004 through March 31, 2005:

Type of costs (dollars in millions):	December 31, 2004	Utilizations	March 31, 2005
Terminate contractual obligations	$10.1	$(0.5)	$9.6

Total	$10.1	$(0.5)	$9.6

At both March 31, 2005 and December 31, 2004, $0.7 million of the restructuring reserve balance was included in “Other current liabilities” in the Condensed Consolidated Balance Sheet. At March 31, 2005 and December 31, 2004, $8.9 million and $9.4 million, respectively, of the restructuring reserve balance was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheet.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Debt

The Company’s debt consists of the following at:

(dollars in millions)	March 31, 2005	December 31, 2004
Current portion of long-term debt:
Credit facilities, current portion	$—	$4.3
Current maturities of capital lease obligations	3.6	4.2
Current maturities of Cincinnati Bell Telephone notes	20.0	20.0
Other short-term debt	1.2	1.6

Total current portion of long-term debt	$24.8	$30.1

Long-term debt, less current portion:
Credit facilities, net of current portion	$75.0	$434.5
7¼% Senior Notes due 2023	50.0	50.0
Capital lease obligations, net of current portion	10.3	11.4
7¼% Senior Notes due 2013	500.0	500.0
7% Senior Notes due 2015 *	247.1	—
Various Cincinnati Bell Telephone notes, net of current portion	230.0	230.0
16% Senior Subordinated Discount Notes due 2009	378.9	375.2
8 3/8% Senior Subordinated Notes due 2014 *	635.9	543.9
Other long-term debt	0.3	—

Total long-term debt, less current portion	2,127.5	2,145.0
Less unamortized discount, net of premiums	(30.0)	(33.9)

Total long-term debt, less current portion and net of unamortized discounts and premiums	$2,097.5	$2,111.1

Total debt	$2,122.3	$2,141.2

*	The face amount of these notes has been adjusted to mark hedged debt to fair value at March 31, 2005 and December 31, 2004.

On February 16, 2005, as part of its refinancing plan, the Company sold in a private offering $250.0 million of new 7% Senior Notes Due 2015 (the “7% Senior Notes”) and $100.0 million in additional 8 3/8% Senior Subordinated Notes Due 2014 (the “8 3/8% Notes”) (collectively, the “New Bonds”). The net proceeds from the issuance of the New Bonds together with borrowings under the Company’s new credit facility were used to repay $438.8 million outstanding on the prior credit facility and to terminate the prior credit facility, as well as to pay all financing, consent and other fees associated with the refinancing plan. The New Bonds are fixed rate bonds to maturity.

The 8 3/8% Notes were offered in addition to $540 million 8 3/8% debt securities due 2014 offered in November 2003. The 8 3/8% Notes offered in February 2005 and the 8 3/8% Notes offered in November 2003 constitute a single class of debt securities with the same terms.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Interest on the 7% Senior Notes is payable semiannually on February 15 and August 15, commencing August 15, 2005. The 7% Senior Notes are guaranteed on an unsecured basis by certain of the Company’s subsidiaries as described in Note 8. The 7% Senior Notes are unsecured senior obligations ranking equally with all existing and future senior debt and rank senior to all existing and future subordinated indebtedness. The indenture governing the 7% Senior Notes contain covenants including but not limited to the following: limitations on incurrence of indebtedness and issuance of preferred stock; limitations on dividend payments or other restricted payments; limitations on dividend payments and other payment restrictions affecting subsidiaries; asset dispositions; transactions with affiliates; limitation on issuance and sales of capital stock of subsidiaries; liens; and, sale of assets of the BRCOM subsidiaries. The Company may redeem the 7% Senior Notes after February 15, 2010 for a redemption price of 103.5%, after February 15, 2011 for a redemption price of 102.333%, after February 15, 2012 for a redemption price of 101.167%, or after February 15, 2013 at par, plus accrued and unpaid interest, if any, to the redemption date. At any time prior to February 15, 2010, the Company may redeem all or part of the 7% Senior Notes at a redemption price equal to the sum of 1) 100% of the principal, plus 2) the greater of (a) 1% of the face value of the 7% Senior Notes to be redeemed, or (b) the excess over the principal amount of the sum of the present values of (i) 103.5% of the face value of the 7% Senior Notes, and (ii) interest payments due from the date of redemption through February 15, 2010, in each case discounted to the redemption date on a semiannual basis at the applicable U.S. Treasury rates plus 0.50%, plus 3) accrued and unpaid interest, if any, to the date of redemption. Prior to February 15, 2008, the Company may redeem up to a maximum of 35% of the principal amount of the 7% Senior Notes with the net cash proceeds of one or more equity offerings by the Company at a redemption price equal to 107%, plus accrued and unpaid interest, if any, to the redemption date.

On February 16, 2005, the Company established a new $250 million revolving credit facility (the “new credit facility”) which matures in February 2010. Under the terms of the new credit facility, the Company has the right to request, but no lender is committed to provide, an increase in the aggregate amount of the new credit facility of up to $500 million in future incremental borrowing capacity (in addition to the $250 million in initial borrowing capacity), which should be sufficient to fully prepay the 16% Notes. Under the new credit facility, interest is charged based on LIBOR or the bank prime rate, at the Company’s option.

Under the new credit facility, the Company pays commitment fees to the lenders on a quarterly basis at an annual rate equal to .50% of the unused amount of borrowings on the new credit facility. Voluntary prepayments of borrowings under the new credit facility and voluntary reductions of the unutilized parts of the credit facility’s commitments are permitted at any time. The Company and its subsidiaries (other than Cincinnati Bell Telephone (“CBT”), Cincinnati Bell Extended Territories (“CBET”), certain immaterial subsidiaries, and CBW, so long as it is not wholly owned) guarantee borrowings made by Cincinnati Bell Inc. under the credit facilities. The Company’s obligations under the new credit facility are collateralized by substantially all of the equity interests of certain of the Company’s subsidiaries and certain personal property and intellectual property of the Company and its subsidiaries. The Company is subject to financial covenants which require maintenance of certain leverage ratios, interest coverage ratios and fixed charge ratio. The facilities also contain certain covenants which, among other things, may restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default and no additional borrowings under the credit facilities would be available until the default was waived or cured. The Company was in compliance with all covenants set forth in its credit facilities and the indentures governing its other debt as of March 31, 2005. The new credit facility provides for events of default customary to facilities of this type, including non-payment of principal, interest or other amounts; incorrectness of representations and warranties in any material respect; violation of covenants; cross-default and cross-acceleration; certain events of bankruptcy or insolvency; certain material judgments; invalidity of any loan or security document; change of control and certain Employee Retirement Income Security Act of 1974 (“ERISA”) events.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company used the net proceeds of approximately $345.7 million from the New Bond issues and initial direct borrowings of approximately $110.0 million from the new credit facility in order to terminate the Company’s prior credit facility and pay financing, consent and other fees associated with the refinancing plan. As of March 31, 2005, the Company had $75.0 million in outstanding borrowings under its new credit facility, and had outstanding letters of credit totaling $6.4 million, leaving $168.6 million in additional borrowing availability under its new credit facility. The Company wrote-off approximately $7.9 million in unamortized deferred financing fees associated with the prior credit facility. As of February 16, 2005, the Company’s subsidiaries that guarantee the new credit facility also unconditionally guarantee the New Bonds, the 7¼% Senior Notes due 2013, the 16% Notes and the 8 3/8% Notes.

As part of the refinancing plan, the Company sought and received in January 2005 a consent (the “consent”) from the holders of its 7¼% Senior Notes due 2013, to amend the related indenture (the “7¼% Indenture”) permitting the Company to repurchase or redeem the 16% Notes without regard to the extent of the Company’s ability to make restricted payments under the restricted payments covenant of the 7¼% Indenture. The consent allows the Company to refinance its 16% Notes with senior debt pari passu to the 7¼% Notes and also permits the Company to classify, if it were to purchase, Cingular Wireless Corporation’s minority interest ownership of Cincinnati Bell Wireless LLC (“CBW”) as a “permitted acquisition” and would therefore not require the Company to classify the purchase as a restricted payment. In February 2005, the indenture governing the 16% Notes was amended to, among other things, eliminate the Company’s restrictions related to BRCOM Inc., which is wholly-owned by the Company.

In the first quarter of 2005, the Company executed additional fixed-to-floating interest rate swaps designated as fair value hedging instruments, with notional amounts of $350 million in order to: (a) hedge a portion of the fair value risk associated with the 8 3/8% and 7% fixed coupon debt and (b) re-balance the fixed-to-floating rate mix with regard to the Company’s capital structure. The bonds have fixed interest rates to their maturity. The interest rate swaps essentially change the fixed rate nature of a portion of these bond issues to approximate the floating rate characteristics of the terminated credit facility.

Refer to the Company’s 2004 Annual Report on Form 10-K for a more detailed description of the debt instruments listed above.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Debt Maturity Schedule

The following table summarizes the Company’s maturities of debt and minimum payments under capital leases for the five years subsequent to March 31, 2005, and thereafter:

(dollars in millions)	Long-Term Debt	Capital Leases	Total Debt
For the twelve months ended March 31,
2006	$21.2	$3.6	$24.8
2007	0.3	2.0	2.3
2008	—	0.8	0.8
2009	378.9	0.7	379.6
2010	75.0	0.8	75.8
Thereafter	1,663.0	6.0	1,669.0

Total debt	2,138.4	13.9	2,152.3
Less unamortized discounts, net of premiums	(30.0)	—	(30.0)

Total debt, net of discounts and premiums	$2,108.4	$13.9	$2,122.3

4.	Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised or converted to common stock, but only to the extent that they are considered dilutive to the Company’s earnings. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the following periods:

	Three months Ended March 31,
(dollars and shares in millions, except per common share amounts)	2005	2004
Numerator:
Net income (loss)	$(3.2)	$10.9
Preferred stock dividends	2.6	2.6

Numerator for basic and diluted EPS - income (loss) applicable to common shareowners	$(5.8)	$8.3

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	245.6	245.0
Stock options and warrants	—	8.4
Stock-based compensation arrangements	—	0.2

Denominator for diluted EPS	245.6	253.6

Basic and diluted EPS	$(0.02)	$0.03

The assumed conversions to common stock of the Company’s stock options, restricted stock, warrants and the Company’s 6 3/4% Cumulative Convertible Preferred Stock are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	Commitments and Contingencies

Commitments

In March 2005, the Company entered into a ten year operating lease for office space in Norwood, Ohio. Annual rental payments under the lease range from $3 to $4 million.

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting and technical support services for the Company within Cincinnati Bell Telephone’s operating territory. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. During the second quarter of 2004, the Company and Convergys renegotiated the contract, the result of which extended the contract through December 31, 2010, reduced prices for certain services provided by Convergys, and reduced the Company’s annual commitment in 2004 and 2005 to $35.0 million excluding certain third party costs, from $45.0 million. The Company paid a total amount of $37.5 million under the contract in 2004, and $9.2 million in the first quarter of 2005. Beginning in 2006, the minimum commitment will be reduced 5% annually.

Contingencies

In the normal course of business, the Company is subject to various regulatory and tax proceedings, lawsuits, claims and other matters. The Company believes adequate provision has been made for all such asserted and unasserted claims in accordance with accounting principles generally accepted in the United States. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

In re Broadwing Inc. Securities Class Action Lawsuits, (Gallow v. Broadwing Inc., et al), U.S. District Court, Southern District of Ohio, Western Division, Case No. C-1-02-795.

Between October and December 2002, five virtually identical class action lawsuits were filed against Broadwing Inc. and two of its former Chief Executive Officers in the U.S. District Court for the Southern District of Ohio.

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

On October 6, 2004, the Judge issued a Scheduling Order in these matters. According to the Scheduling Order, discovery was permitted to commence immediately and must be completed by November 15, 2005. The trial is tentatively scheduled to take place in May 2006. A ruling on the Company’s motion to dismiss is still pending. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

Other

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

Off-Balance Sheet Arrangements

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

6.	Pension and Postretirement Plans

The Company sponsors three noncontributory defined benefit pension plans: (1) a cash balance plan for eligible management employees, (2) a cash balance plan for bargained-for employees and (3) a supplemental, nonqualified, unfunded plan for certain senior executives.

The management pension plan is a cash balance plan in which the pension benefit is determined by a combination of compensation-based credits and annual fixed interest credits. The non-management pension plan is also a cash balance plan in which the pension benefit is determined by a combination of service and job-classification-based credits and annual interest credits. Benefits for the supplemental plan are based on eligible pay, adjusted for age and service upon retirement. Funding of the management and non-management plans is achieved through contributions to an irrevocable trust fund in accordance with ERISA requirements. The contributions are determined using the aggregate cost method. The Company uses the traditional unit credit cost method for determining pension cost for financial reporting purposes and uses a December 31 measurement date for all of its plans.

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

The actuarial expense calculation for the postretirement health plan is based on numerous assumptions, estimates and judgments including health care cost trend rates and cap-related cost sharing. Our collectively bargained-for labor contract contains contractual limits on the Company-funded portion of retiree medical costs (referred to as “caps”). Even though during the current and past labor contract periods the Company has waived the premiums in excess of the caps, effectively relieving bargained-for retirees of their cost sharing obligations, the Company has previously accounted for bargained-for retiree medical costs based on the terms of the collectively bargained agreement. The Company has historically also waived premiums in excess of the caps for management retirees and therefore, has accounted for the obligation for management retiree medical costs on a similar basis as bargained-for retiree medical costs.

Based upon its past history of waiving and/or increasing caps in labor contract negotiations with the union, the Company has decided effective December 31, 2004 to account for its retiree medical benefit obligation for bargained-for non-management and management retirees as if there were no caps.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

This results in an increase to the retiree medical postretirement benefit obligation of approximately $122.5 million, which will be recognized over the remaining years of future service of the active plan participants. The Company expects that this change will increase annual net periodic expense by approximately $20 million.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), beginning in 2006, will provide a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that will be available under Medicare. The amount of the federal subsidy will be based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000. On May 19, 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”). FSP No. 106-2 clarified that the federal subsidy provided under the Act should be accounted for as an actuarial gain in calculating the postretirement benefit obligation and annual postretirement expense. Based on its current understanding of the Act, the Company determined that a substantial portion of the prescription drug benefits provided under its postretirement benefit plan would be deemed actuarially equivalent to the benefits provided under Medicare Part D. Effective July 1, 2004, the Company prospectively adopted FSP No. 106-2 and remeasured its postretirement benefit obligation as of that date to account for the federal subsidy, the effects of which resulted in a $10.3 million reduction in the Company’s postretirement benefit obligation and a $1.1 million reduction in the Company’s 2004 postretirement expense. The reduction in postretirement expense for 2004 was comprised of a $0.6 million benefit related to interest cost and a $0.5 million benefit in the amortization of the actuarial loss. The effect in the first quarter of 2005 was a $1.7 million reduction in the Company’s postretirement expense. On January 21, 2005, the Department of Health and Human Services issued final federal regulations on the determination of actuarial equivalence of the federal subsidy, which were not substantially different from the proposed rules.

During 2004, special termination benefits of $10.5 million were included in the benefit obligation. These special termination benefits related to the 2004 restructuring plan and were offered to certain employees eligible for retirement.

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans. Pension and postretirement benefit expense follows:

	Pension Benefits		Postretirement and Other Benefits
	Three Months Ended March 31,
(dollars in millions)	2005	2004	2005	2004
Service cost	$2.0	$2.2	$1.5	$0.6
Interest cost on projected benefit obligation	6.9	6.9	5.9	4.3
Expected return on plan assets	(9.5)	(10.4)	(1.3)	(1.6)
Amortization of:
Transition (asset)/obligation	(0.3)	(0.5)	1.1	1.1
Prior service cost	0.8	0.8	3.4	1.0
Net gain (loss)	0.4	(0.2)	0.4	0.5

Pension and Postretirement (income) expense	$0.3	$(1.2)	$11.0	$5.9

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Business Segment Information

The Company is organized into five business segments, Local, Wireless, Hardware and Managed Services, Other and Broadband, on the basis of offering distinct products and services. These segments are aligned with specific subsidiaries of the Company.

The Local segment provides local voice telephone service, including dozens of enhanced custom calling features, and data services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. The segment consists of two operating subsidiaries: Cincinnati Bell Telephone (“CBT”), which is the incumbent local exchange carrier (“ILEC”) in the greater Cincinnati area and Cincinnati Bell Extended Territories (“CBET”), which is a competitive local exchange carrier (“CLEC”) north of CBT’s operating area and in greater Dayton. CBET operates in a subset of the area in which CBT operates.

The Wireless segment consists of the operations of the CBW subsidiary, a venture in which the Company owns 80.1% and Cingular, through its subsidiary New Cingular Wireless PCS, LLC (“Cingular”), owns the remaining 19.9%. This segment provides advanced, digital voice and data communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas.

The Hardware and Managed Services segment provides data center collocation, IT consulting services, and telecommunications and computer equipment in addition to their related installation and maintenance primarily to enterprises located within the Local segment’s operating area. The Hardware and Managed Services is comprised of the operations within Cincinnati Bell Technology Solutions (“CBTS”). In March 2004, CBTS sold certain operating assets, which were generally residing outside of the Company’s operating area for approximately $3.2 million in cash. During the second quarter of 2004, CBTS paid $1.3 million to the buyer of the assets in working capital adjustments related to the sale.

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

The Broadband segment no longer has any substantive, on-going operations because, in 2003, the Company sold substantially all of its broadband assets, which were reported in the Broadband segment. The Broadband segment previously provided data and voice communication services nationwide over approximately 18,700 route miles of fiber-optic transmission facilities.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment. The Company’s business segment information follows:

	(Unaudited) Three Months Ended March 31,
(dollars in millions)	2005	2004
Revenue
Local	$190.2	$190.9
Wireless	61.2	64.0
Hardware and managed services	27.1	34.4
Other	19.0	18.8
Broadband	—	—
Intersegment	(8.9)	(5.7)

Total Revenue	$288.6	$302.4

Intersegment Revenue
Local	$6.5	$4.3
Wireless	0.5	0.4
Hardware and managed services	1.1	0.9
Other	0.8	0.1
Broadband	—	—

Total Intersegment Revenue	$8.9	$5.7

Operating Income (Loss)
Local	$70.0	$71.1
Wireless	(20.1)	1.1
Hardware and managed services	2.3	3.0
Other	5.9	2.3
Broadband	1.3	1.1
Corporate	(4.2)	(5.8)

Total Operating Income	$55.2	$72.8

Capital Additions
Local	$21.0	$19.4
Wireless	5.5	3.3
Hardware and managed services	1.0	0.2
Other	0.5	0.4
Broadband	—	—

Total Capital Additions	$28.0	$23.3

Depreciation and Amortization
Local	$27.1	$29.9
Wireless	14.9	15.0
Hardware and managed services	0.5	0.2
Other	0.4	0.4
Broadband	—	—
Corporate	0.1	0.2

Total Depreciation and Amortization	$43.0	$45.7

	March 31, 2005	December 31, 2004
Assets
Local	$712.2	$717.1
Wireless	337.0	371.6
Hardware and managed services	57.2	60.8
Other	119.7	124.1
Broadband	2.9	2.9
Corporate and Eliminations	689.9	682.2

Total Assets	$1,918.9	$1,958.7

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Supplemental Guarantor Information

Cincinnati Bell Telephone Notes

CBT, a wholly owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), has $100.0 million in notes outstanding that are guaranteed by Cincinnati Bell Inc. and no other subsidiaries of Cincinnati Bell Inc. The guarantee is full and unconditional and is joint and several. Substantially all of the Parent Company’s income and cash flow is generated by its subsidiaries. Generally, funds necessary to meet the Parent Company’s debt service obligations are provided by distributions or advances from its subsidiaries.

The following information sets forth the condensed consolidating statements of operations and cash flows for the quarters ended March 31, 2005 and 2004 and condensed consolidating balance sheets of the Company as of March 31, 2005 and December 31, 2004 of (1) Cincinnati Bell Inc., the Parent Company and guarantor (2) CBT, the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

(dollars in millions)

	Three Months ended March 31, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$190.2	$107.3	$(8.9)	$288.6
Operating costs and expenses	4.1	120.2	118.0	(8.9)	233.4

Operating income (loss)	(4.1)	70.0	(10.7)	—	55.2
Equity in earnings of subsidiaries	29.7	—	—	(29.7)	—
Interest expense	46.0	4.1	6.5	(6.1)	50.5
Other expense (income), net	3.1	(0.8)	(4.3)	6.1	4.1

Income (loss) before income taxes	(23.5)	66.7	(12.9)	(29.7)	0.6
Income tax expense (benefit)	(20.3)	27.0	(2.9)	—	3.8

Net income (loss)	(3.2)	39.7	(10.0)	(29.7)	(3.2)
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$(5.8)	$39.7	$(10.0)	$(29.7)	$(5.8)

	Three Months ended March 31, 2004
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$190.9	$117.2	$(5.7)	$302.4
Operating costs and expenses	5.9	119.8	109.6	(5.7)	229.6

Operating income (loss)	(5.9)	71.1	7.6	—	72.8
Equity in earnings of subsidiaries	42.6	—	—	(42.6)	—
Interest expense	46.6	4.4	3.8	(4.0)	50.8
Other expense (income), net	(4.1)	0.1	0.1	4.0	0.1

Income (loss) before income taxes	(5.8)	66.6	3.7	(42.6)	21.9
Income tax expense (benefit)	(16.7)	26.2	1.5	—	11.0

Net income (loss)	10.9	40.4	2.2	(42.6)	10.9
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$8.3	$40.4	$2.2	$(42.6)	$8.3

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Balance Sheets

(dollars in millions)

	March 31, 2005
	Parent (CBT Note Guarantor)	CBT Issuer	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$20.7	$3.7	$0.4	$—	$24.8
Receivables, net	1.2	65.5	59.5	—	126.2
Other current assets	18.6	32.6	68.5	(11.7)	108.0

Total current assets	40.5	101.8	128.4	(11.7)	259.0
Property, plant and equipment, net	0.8	599.4	212.2	—	812.4
Goodwill and other intangibles, net	—	—	76.7	—	76.7
Investments in and advances to subsidiaries	1,038.8	—	—	(1,038.8)	—
Other noncurrent assets	349.0	11.0	506.2	(95.4)	770.8

Total assets	$1,429.1	$712.2	$923.5	$(1,145.9)	$1,918.9

Current portion of long-term debt	$—	$23.5	$1.3	$—	$24.8
Accounts payable	0.1	35.0	18.8	—	53.9
Other current liabilities	61.3	68.9	42.5	15.6	188.3

Total current liabilities	61.4	127.4	62.6	15.6	267.0
Long-term debt, less current portion	1,857.4	239.6	0.5	—	2,097.5
Other noncurrent liabilities	137.9	65.7	66.5	(123.0)	147.1
Intercompany payables	—	22.1	528.2	(550.3)	—

Total liabilities	2,056.7	454.8	657.8	(657.7)	2,511.6
Minority interest	—	—	34.9	—	34.9
Shareowners’ equity (deficit)	(627.6)	257.4	230.8	(488.2)	(627.6)

Total liabilities and shareowners’ equity (deficit)	$1,429.1	$712.2	$923.5	$(1,145.9)	$1,918.9

	December 31, 2004
	Parent (CBT Note Guarantor)	CBT Issuer	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$22.7	$1.4	$0.8	$—	$24.9
Receivables, net	2.4	67.6	69.0	—	139.0
Other current assets	13.5	31.2	62.6	(11.4)	95.9

Total current assets	38.6	100.2	132.4	(11.4)	259.8
Property, plant and equipment, net	0.9	605.4	244.8	—	851.1
Goodwill and other intangibles, net	—	—	76.7	—	76.7
Investments in and advances to subsidiaries	1,065.2	—	—	(1,065.2)	—
Other noncurrent assets	346.0	11.5	522.5	(108.9)	771.1

Total assets	$1,450.7	$717.1	$976.4	$(1,185.5)	$1,958.7

Current portion of long-term debt	$4.3	$24.1	$1.7	$—	$30.1
Accounts payable	0.2	34.6	24.1	—	58.9
Other current liabilities	76.9	75.2	54.5	1.8	208.4

Total current liabilities	81.4	133.9	80.3	1.8	297.4
Long-term debt, less current portion	1,870.2	240.7	0.2	—	2,111.1
Other noncurrent liabilities	123.6	67.0	67.0	(122.1)	135.5
Intercompany payables	—	23.9	549.9	(573.8)	—

Total liabilities	2,075.2	465.5	697.4	(694.1)	2,544.0
Minority interest	—	—	39.2	—	39.2
Shareowners’ equity (deficit)	(624.5)	251.6	239.8	(491.4)	(624.5)

Total liabilities and shareowners’ equity (deficit)	$1,450.7	$717.1	$976.4	$(1,185.5)	$1,958.7

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Cash Flows

(dollars in millions)

	Three Months ended March 31, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(17.6)	$60.8	$21.2	$—	$64.4

Capital expenditures	—	(21.0)	(7.0)	—	(28.0)

Cash flows provided by (used in) investing activities	—	(21.0)	(7.0)	—	(28.0)

Issuance of long-term debt	352.0	—	—	—	352.0
Increase in new credit facility, net	75.0	—	—	—	75.0
Capital contributions	50.2	(35.8)	(14.4)	—	—
Net repayment of previous credit facility and other	(438.9)	(1.7)	(0.2)	—	(440.8)
Issuance of common shares - exercise of stock options	0.9	—	—	—	0.9
Other financing activities	(23.6)	—	—	—	(23.6)

Cash flows provided by (used in) financing activities	15.6	(37.5)	(14.6)	—	(36.5)

Increase (decrease) in cash and cash equivalents	(2.0)	2.3	(0.4)	—	(0.1)
Beginning cash and cash equivalents	22.7	1.4	0.8	—	24.9

Ending cash and cash equivalents	$20.7	$3.7	$0.4	$—	$24.8

	Three Months ended March 31, 2004
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(7.1)	$62.9	$14.0	$—	$69.8

Capital expenditures	—	(19.4)	(3.9)	—	(23.3)
Other investing activities	—	—	3.2	—	3.2

Cash flows provided by (used in) investing activities	—	(19.4)	(0.7)	—	(20.1)

Capital contributions	57.0	(43.5)	(13.5)	—	—
Net repayment of previous credit facility and other	(52.1)	(0.1)	0.4	—	(51.8)
Issuance of common shares - exercise of stock options	1.5	—	—	—	1.5
Other financing activities	(2.6)	—	—	—	(2.6)

Cash flows provided by (used in) financing activities	3.8	(43.6)	(13.1)	—	(52.9)

Increase (decrease) in cash and cash equivalents	(3.3)	(0.1)	0.2	—	(3.2)
Beginning cash and cash equivalents	23.5	1.7	0.8		26.0

Ending cash and cash equivalents	$20.2	$1.6	$1.0	$—	$22.8

7¼% Senior Notes Due 2013, 7% Notes due 2015, and 8 3/8% Senior Subordinated Notes

In February 2005, the Parent Company issued debt that is guaranteed by the following subsidiaries and agreed to consents of existing debt that changed its subsidiary guarantors to the following: Cincinnati Bell Public Communications Inc., ZoomTown.com Inc., Cincinnati Bell Complete Protection Inc., BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services Inc., Cincinnati Bell Wireless Company, Cincinnati Bell Wireless Holdings LLC, BRCOM Inc., BCSI Inc., BCSIVA Inc., BRWSVCS LLC, IXC Business Services LLC, IXC Internet Services, Inc., BRWL LLC and Cincinnati Bell Technology Solutions. The debt is not guaranteed by any other subsidiaries of the Parent Company. Each subsidiary guarantor is 100% owned directly or indirectly by the Parent Company. The guarantees are full and unconditional and are joint and several. Substantially all of the Parent Company’s income and cash flow is generated by its subsidiaries. Generally, funds necessary to meet the Parent Company’s debt service obligations are provided by distributions or advances from its subsidiaries.

The following information sets forth the condensed consolidating statements of operations and cash flows for the quarters ended March 31, 2005 and 2004 and the condensed consolidating balance sheets of the Company

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

as of March 31, 2005 and December 31, 2004 of (1) Cincinnati Bell Inc., the Parent Company and issuer (2) the guarantor subsidiaries on a combined basis and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

(dollars in millions)

	Three Months ended March 31, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$59.4	$238.1	$(8.9)	$288.6
Operating costs and expenses	4.1	50.0	188.2	(8.9)	233.4

Operating income (loss)	(4.1)	9.4	49.9	—	55.2
Equity in earnings (loss) of subsidiaries	29.7	(21.4)	—	(8.3)	—
Interest expense	46.0	5.6	5.0	(6.1)	50.5
Other expense (income), net	3.1	(4.1)	(1.0)	6.1	4.1

Income (loss) before income taxes	(23.5)	(13.5)	45.9	(8.3)	0.6
Income tax expense (benefit)	(20.3)	(6.0)	30.1	—	3.8

Net income (loss)	(3.2)	(7.5)	15.8	(8.3)	(3.2)
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$(5.8)	$(7.5)	$15.8	$(8.3)	$(5.8)

	Three Months ended March 31, 2004
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$68.6	$239.5	$(5.7)	$302.4
Operating costs and expenses	5.9	59.7	169.7	(5.7)	229.6

Operating income (loss)	(5.9)	8.9	69.8	—	72.8
Equity in earnings (loss) of subsidiaries	42.6	0.5	—	(43.1)	—
Interest expense	46.6	3.3	4.9	(4.0)	50.8
Other expense (income), net	(4.1)	—	0.2	4.0	0.1

Income (loss) before income taxes	(5.8)	6.1	64.7	(43.1)	21.9
Income tax expense (benefit)	(16.7)	1.5	26.2	—	11.0

Net income (loss)	10.9	4.6	38.5	(43.1)	10.9
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$8.3	$4.6	$38.5	$(43.1)	$8.3

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Balance Sheets

(dollars in millions)

	March 31, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$20.7	$0.1	$4.0	$—	$24.8
Receivables, net	1.2	46.5	78.5	—	126.2
Other current assets	18.6	63.6	37.5	(11.7)	108.0

Total current assets	40.5	110.2	120.0	(11.7)	259.0
Property, plant and equipment, net	0.8	26.5	785.1	—	812.4
Goodwill and other intangibles, net	—	10.3	66.4	—	76.7
Investments in and advances to subsidiaries	1,038.8	245.7	—	(1,284.5)	—
Other noncurrent assets	349.0	506.4	10.8	(95.4)	770.8

Total assets	$1,429.1	$899.1	$982.3	$(1,391.6)	$1,918.9

Current portion of long-term debt	$—	$1.3	$23.5	$—	$24.8
Accounts payable	0.1	23.2	30.6	—	53.9
Other current liabilities	61.3	18.4	93.0	15.6	188.3

Total current liabilities	61.4	42.9	147.1	15.6	267.0
Long-term debt, less current portion	1,857.4	0.5	239.6	—	2,097.5
Other noncurrent liabilities	137.9	53.6	78.6	(123.0)	147.1
Intercompany payables	—	528.1	98.6	(626.7)	—

Total liabilities	2,056.7	625.1	563.9	(734.1)	2,511.6
Minority interest	—	34.9	—	—	34.9
Shareowners’ equity (deficit)	(627.6)	239.1	418.4	(657.5)	(627.6)

Total liabilities and shareowners’ equity (deficit)	$1,429.1	$899.1	$982.3	$(1,391.6)	$1,918.9

	December 31, 2004
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$22.7	$0.2	$2.0	$—	$24.9
Receivables, net	2.4	54.4	82.2	—	139.0
Other current assets	13.5	57.9	35.9	(11.4)	95.9

Total current assets	38.6	112.5	120.1	(11.4)	259.8
Property, plant and equipment, net	0.9	26.6	823.6	—	851.1
Goodwill and other intangibles, net	—	10.3	66.4	—	76.7
Investments in and advances to subsidiaries	1,065.2	274.2	—	(1,339.4)	—
Other noncurrent assets	346.0	523.0	11.0	(108.9)	771.1

Total assets	$1,450.7	$946.6	$1,021.1	$(1,459.7)	$1,958.7

Current portion of long-term debt	$4.3	$1.7	$24.1	$—	$30.1
Accounts payable	0.2	31.4	27.3		58.9
Other current liabilities	76.9	27.7	102.0	1.8	208.4

Total current liabilities	81.4	60.8	153.4	1.8	297.4
Long-term debt, less current portion	1,870.2	0.2	240.7	—	2,111.1
Other noncurrent liabilities	123.6	55.2	78.8	(122.1)	135.5
Intercompany payables	—	545.6	111.7	(657.3)	—

Total liabilities	2,075.2	661.8	584.6	(777.6)	2,544.0
Minority interest	—	39.2	—	—	39.2
Shareowners’ equity (deficit)	(624.5)	245.6	436.5	(682.1)	(624.5)

Total liabilities and shareowners’ equity (deficit)	$1,450.7	$946.6	$1,021.1	$(1,459.7)	$1,958.7

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Cash Flows

(dollars in millions)

	Three Months ended March 31, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(17.6)	$13.9	$68.1	$—	$64.4

Capital expenditures	—	(1.7)	(26.3)	—	(28.0)

Cash flows provided by (used in) investing activities	—	(1.7)	(26.3)	—	(28.0)

Issuance of long-term debt	352.0	—	—	—	352.0
Increase in new credit facility, net	75.0	—	—	—	75.0
Capital contributions	50.2	(12.2)	(38.0)	—	—
Net repayment of previous credit facility and other	(438.9)	(0.1)	(1.8)	—	(440.8)
Issuance of common shares - exercise of stock options	0.9	—	—	—	0.9
Other financing activities	(23.6)	—	—	—	(23.6)

Cash flows provided by (used in) financing activities	15.6	(12.3)	(39.8)	—	(36.5)

Increase (decrease) in cash and cash equivalents	(2.0)	(0.1)	2.0	—	(0.1)
Beginning cash and cash equivalents	22.7	0.2	2.0	—	24.9

Ending cash and cash equivalents	$20.7	$0.1	$4.0	$—	$24.8

	Three Months ended March 31, 2004
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(7.1)	$10.7	$66.2	$—	$69.8

Capital expenditures	—	(0.8)	(22.5)	—	(23.3)
Proceeds from sale of discontinued operations	—	3.2	—	—	3.2
Other investing activities	—	—	—	—	—

Cash flows provided by (used in) investing activities	—	2.4	(22.5)	—	(20.1)

Capital contributions	57.0	(13.6)	(43.4)	—	—
Net repayment of previous credit facility and other	(52.1)	0.4	(0.1)	—	(51.8)
Issuance of common shares - exercise of stock options	1.5	—	—	—	1.5
Other financing activities	(2.6)	—	—	—	(2.6)

Cash flows provided by (used in) financing activities	3.8	(13.2)	(43.5)	—	(52.9)

Increase (decrease) in cash and cash equivalents	(3.3)	(0.1)	0.2	—	(3.2)
Beginning cash and cash equivalents	23.5	0.2	2.3	—	26.0

Ending cash and cash equivalents	$20.2	$0.1	$2.5	$—	$22.8

Form 10-Q Part I	Cincinnati Bell Inc.

9.	Subsequent Events

The Company’s labor contract with the Communications Workers of America (CWA) expired at 11:59 p.m. on Saturday, May 7, 2005. Negotiations continued after expiration, and union employees continued to work without a contract. On May 10, 2005, the Company reached a tentative agreement with the CWA. Terms of the tentative agreement will be disclosed in a subsequent Form 8-K filing. The tentative agreement is subject to ratification by the CWA members.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

The Company was initially incorporated under the laws of Ohio in 1983 and remains incorporated under the laws of Ohio. It has its principal executive offices at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). The Company makes available on its website at the investor relations tab its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports) as soon as practicable after they have been electronically filed with the SEC.

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Exchange Act. These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy statements and other information about issuers, like the Company, which file electronically with the SEC. The address of this site is http://www.sec.gov.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The Company continually evaluates its estimates, including, but not limited to, those related to revenue recognition, costs of providing service, bad debts, inventories and any related reserves, income taxes, fixed assets, goodwill, intangible assets, depreciation, restructuring, pensions, other postretirement benefits and contingencies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies impact the more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. Additionally, the Company’s senior management has discussed the critical accounting policies and estimates with the Board of Directors’ Audit and Finance Committee. For a more detailed discussion of the application of these and other accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Revenue Recognition – The Company recognizes revenue as services are provided. Local access fees are billed monthly in advance, while revenue is recognized as the services are provided. Postpaid wireless, long distance, switched access, reciprocal compensation and data and Internet product services are billed monthly in arrears, while the revenue is recognized as the services are provided.

The Company bills for services in regular monthly cycles, which are dispersed throughout the days of the month. Because the day of each billing cycle rarely coincides with the end of the Company’s reporting period for usage-based services such as postpaid wireless, long distance and switched access, the Company must estimate service revenues earned but not yet billed. The Company bases its estimates upon historical usage and adjusts these estimates during the period in which the Company can determine actual usage, typically in

Form 10-Q Part I	Cincinnati Bell Inc.

the following reporting period. These adjustments may have a material impact upon operating results of the Company during the period of the adjustment.

The Company recognizes equipment revenue generally upon customer receipt or if contractually specified upon the performance of contractual obligations, such as shipment, delivery, installation or customer acceptance.

Income Taxes – The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. As of March 31, 2005, the Company had $704.3 million in net deferred tax assets.

As of March 31, 2005, the Company had $1.8 billion in federal tax net operating loss carryforwards, with a deferred tax asset value of $625.4 million. The tax loss carryforwards are available to the Company to offset taxable income in current and future periods. The Company expects to utilize approximately $120 million of gross federal tax net operating loss carryforwards during 2005. The tax loss carryforwards will generally expire between 2011 and 2023 and are not currently limited under U. S. tax laws. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Based on current income levels and anticipated future reversal of existing temporary differences, the Company expects to utilize its federal net operating loss carryforwards within their expiration periods.

In addition, as of March 31, 2005, the Company has state and local deferred tax assets of $242.5 million, $219.7 million of which relates to tax operating loss carryforwards. The Company has a $144.0 million valuation allowance related to these state and local tax assets. This allowance was provided due to uncertainties about the ultimate realization of certain state and local tax loss carryforwards prior to their expiration.

For reporting periods prior to the end of the Company’s fiscal year, the Company records income tax expense based upon an estimated annual effective tax rate, as adjusted for items affecting income taxes that are discrete to the particular quarter. The estimated annual effective tax rate is computed using statutory tax rates and an estimate of annual income before income taxes adjusted for non-deductible expenses. The Company’s non-deductible expenses include interest expense related to securities issued to acquire its broadband business. As a result of the non-deductible expenses, the Company’s effective tax rate will exceed statutory rates and the effective rate will vary inversely with the amount of its income before income taxes.

Allowances for Uncollectible Accounts Receivable – The Company estimates the allowances for uncollectible accounts using both percentages of aged accounts receivable balances to reflect the historical average of credit losses and specific provisions for certain large, potentially uncollectible balances. The Company believes its allowance for uncollectible accounts is adequate based on the methods previously described. However, if one or more of the Company’s larger customers were to default on its accounts receivable obligations or if general economic conditions in the Company’s operating area deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established. Substantially all of the Company’s outstanding accounts receivable balances are with entities located within its geographic operating areas. Regional and national telecommunications companies account for the remainder of the Company’s accounts receivable balances. No one entity or collection of legally affiliated entities represents 10% of the outstanding accounts receivable balances.

Estimated Useful Lives and Depreciation of Property, Plant and Equipment – The Company’s provision for depreciation of the telephone plant is determined on a straight-line basis using the whole life and remaining life methods. Provision for depreciation of other property, other than leasehold improvements, is

Form 10-Q Part I	Cincinnati Bell Inc.

based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life or term of the lease, including option renewal periods if renewal of the lease is probable. Repairs and maintenance expense items are charged to expense as incurred.

The Company estimates the useful lives of plant and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of the Local segment plant and equipment is depreciated using the group method, which develops a depreciation rate (annually) based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. The estimated life of the group changes as the composition of the group of assets and their related lives change. Such estimated life of the group is based on historical experience with similar assets, as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated, or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than expected, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation and amortization expense in future periods. A one-year decrease or increase in the useful life of these assets would increase or decrease annual depreciation and amortization expense by approximately $16 million and $11 million, respectively. The Company reviews these types of assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairments, the Company follows the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

During the fourth quarter of 2003, the Company revised the estimated economic useful life of its legacy Time Division Multiple Access (“TDMA”) wireless network due to the expected migration of its TDMA customer base to its Global System for Mobile Communications (“GSM”) network. The Company shortened its estimate of the remaining economic useful life of its TDMA network to December 31, 2006.

As part of the process of redeploying spectrum from the Company’s TDMA wireless network to its GSM network to meet unexpected increasing demand for its GSM services, the Company made the decision in the first quarter of 2005 to retire certain TDMA assets early in the second quarter of 2005 in order to optimize its TDMA network performance. Minimal projected cash flows are associated with these TDMA assets retired in the second quarter and, as such, the Company recorded a $22.7 million impairment charge in the first quarter of 2005. The Company also analyzed the remaining $46.6 million of TDMA assets for impairment, and found that no impairment condition exists at March 31, 2005 on remaining TDMA assets. The Company is assessing the useful life of the remaining TDMA assets and believes it is likely that the remaining useful life of certain of these assets will be shortened from the December 31, 2006 date being used. In assessing the useful life of the remaining TDMA assets, the Company considers the expected rate of migration of TDMA customers to the GSM network, the effect of this migration on the reallocation of spectrum from the TDMA network to the GSM network, and the necessary deployment or retirement of network assets to optimize the quality of both the GSM and TDMA networks while the migration of customers and spectrum from the TDMA network to the GSM network is occurring.

Technological change, which if it were to occur more rapidly than expected, may have the effect of shortening the estimated depreciable life of other network and operating assets that the Company employs. This could have a substantial impact on the consolidated depreciation expense and net income of the consolidated Company.

Impairment of Long-Lived Assets, Other than Goodwill and Indefinite-Lived Intangibles – The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite-lived intangible assets discussed below, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds

Form 10-Q Part I	Cincinnati Bell Inc.

its estimated fair value. As noted above, the Company’s decision to retire certain TDMA assets resulted in the recording of an impairment charge of $22.7 million during the first quarter of 2005.

Competition from new or more cost effective technologies could affect the Company’s ability to generate cash flow from its network-based services. This competition could ultimately result in an impairment of certain of the Company’s tangible or intangible assets. This could have a substantial impact on the operating results of the consolidated Company.

Goodwill and Indefinite-Lived Intangible Assets – Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired and recorded in connection with purchase business combinations. Indefinite-lived intangible assets consist primarily of Federal Communications Commission (“FCC”) licenses for spectrum of the Wireless segment. The Company determined that its wireless licenses met the definition of indefinite-lived intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), as the Company believes the need for wireless spectrum will continue independent of technology and the Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC. Upon the adoption of SFAS 142 on January 1, 2002, the Company ceased amortization of remaining goodwill and indefinite-lived intangible assets.

Pursuant to SFAS 142, goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. No events indicating impairment were noted during the first quarter of 2005. For goodwill, a two-step impairment test is performed. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is in excess of the implied fair value of that goodwill, then an impairment loss is recognized equal to that excess. For indefinite-lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Pension and Postretirement Benefits– The Company calculates net periodic pension and postretirement expenses and liabilities on an actuarial basis under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), and Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits (“SFAS 112”). The key assumptions used in determining these calculations are disclosed in Note 14 of the Notes to Consolidated Financial Statements in the 2004 Annual Report on Form 10-K. The actuarial assumptions attempt to anticipate future events and are used in calculating the expenses and liabilities related to these plans.

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

Form 10-Q Part I	Cincinnati Bell Inc.

and economic conditions and other changes. Revisions to and variations from these estimates would impact assets, liabilities, costs of services and products, and selling, general and administrative expenses.

The following table represents the sensitivity of changes in certain assumptions related to the Company’s pension and postretirement plans:

(dollars in millions)	% Point Change	Pension Benefits		Postretirement and Other Benefits
		Increase/(Decrease) in Obligation	Increase/(Decrease) in 2005 Expense	Increase/(Decrease) in Obligation	Increase/(Decrease) in 2005 Expense
Discount rate	+/-0.5%	$(21.0)/22.0	$(0.2)/0.1	$(19.0)/19.0	$(0.8)/0.8
Expected return on assets	+/-0.5%	—	$2.4/(2.4)	—	$0.4/(0.4)
Health care cost trend rate	+/-1%	n/a	n/a	$52.7/(43.0)	$4.6/(3.6)

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the following: the participants’ benefit horizons; the mix of investments held directly by the plans, which is generally 60% equities and 40% bonds; and, the current view of expected future returns, which is influenced by historical averages. The required use of an expected long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. To the extent the Company changes its estimate of the expected long-term rate of return on plan assets, there would be an impact on pension expense or income and the associated net liability or asset.

In its pension calculations, the Company utilizes the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and rational manner. Differences between actual and expected returns are recognized in the market related value of plan assets over five years.

Changes in actual asset return experience and discount rate assumptions can impact the Company’s operating results, financial position and cash flows. Actual asset return experience results in an increase or decrease in the asset base, and this effect, in conjunction with a decrease in the pension discount rate, may result in a plan’s assets being less than a plan’s accumulated benefit obligation (“ABO”). The ABO is the present value of benefits earned to date and is based on past compensation levels. The Company is required to show in its condensed consolidated balance sheet a net liability that is at least equal to the ABO less the market value of plan assets. This liability is referred to as an additional minimum pension liability (“AML”). An AML, which is recorded and updated on December 31 each year, is reflected as a long-term pension liability with the offset recorded as an intangible asset, to the extent the Company has unrecognized prior service costs, with the remainder recorded in accumulated other comprehensive income (loss) in the equity section of the condensed consolidated balance sheet, net of tax. With regards to the non-management pension plan, an increase in the ABO, or a corresponding decrease in plan assets of $3 million or greater as of December 31, 2004, would result in an AML of approximately $40 million, net of tax.

The actuarial expense calculation for the postretirement health plan is based on numerous assumptions, estimates and judgments including health care cost trend rates and cap-related cost sharing. The Company’s collectively bargained agreement with the Communications Workers of America, contains contractual limits on the Company-funded portion of retiree medical costs (referred to as “caps”). The Company has waived the premiums in excess of the caps during the current and past labor contract periods and, therefore, has relieved bargained-for retirees of any cost sharing obligation. Consequently, prior to December 31, 2004, the Company recognized bargained-for retiree medical expense based on the terms of the collectively bargained agreement. The Company has historically also waived premiums in excess of the caps for management retirees and therefore, has accounted for the obligation for management retiree medical costs on a similar basis as bargained-for retiree medical costs.

Form 10-Q Part I	Cincinnati Bell Inc.

Based upon its past history of waiving and/or increasing caps in labor contract negotiations with the union, the Company has decided effective December 31, 2004 to account for its retiree medical benefit obligation for bargained-for non-management and management retirees as if there were no caps.

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the new Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 was effective as of the first interim period beginning after June 15, 2004. The Company adopted FSP 106-2 during the third quarter of 2004 which reduced its postretirement benefit obligation by $10.3 million upon adoption, and reduced its postretirement medical expense by $1.1 million in the second half of 2004 and $1.7 million in the first quarter of 2005.

Results of Operations

The financial results for the three months ended March 31, 2005 and 2004 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations and Comprehensive Income on page 1 of this Quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for full years.

Consolidated Overview

Revenue

Consolidated revenue totaled $288.6 million in the first three months of 2005, which was $13.8 million, or 5%, less than the first three months of 2004. The decrease in revenue resulted primarily from the 2004 sale of out-of-territory business assets of the Hardware and Managed Services segment and non-core assets of the Other segment, which generated $15.8 million of revenue in the first quarter of 2004.

Costs and Expenses

Cost of services and products totaled $109.2 million in the first three months of 2005 compared to $125.7 million in the first three months of 2004, a decrease of $16.5 million, or 13%. The decrease primarily resulted from the 2004 sale of the Hardware and Managed Services out-of-territory business assets and other non-core assets noted above, which reduced cost of services and products by $12.9 million, lower costs per long-distance minute, and lower Wireless costs associated with roaming rate expense for calls outside the Company’s network.

Selling, general and administrative (“SG&A”) expenses of $58.1 million were comparable to the first three months of 2004.

Depreciation expense decreased by 5%, or $2.2 million, to $43.0 million in the first three months of 2005 compared to $45.2 million in the first three months of 2004. The Local segment depreciation decreased by $2.8 million in the first three months of 2005 due to changes in depreciation rates used as a result of updated estimates of the depreciable assets’ useful lives at the end of 2004.

During the first quarter of 2005, the Company recorded a $22.7 million impairment charge as a result of its decision to retire certain TDMA assets in connection with its redeployment of spectrum used on the TDMA network to the GSM network in the second quarter of 2005.

Form 10-Q Part I	Cincinnati Bell Inc.

As a result of the above items, operating income decreased by $17.6 million to $55.2 million in the first three months of 2005 compared to $72.8 million in the first three months of 2004.

The minority interest caption relates to the 19.9% minority interest of Cingular in the net income of Cincinnati Bell Wireless LLC (“CBW”). The TDMA asset impairment charge discussed above gives rise to CBW losses for the first quarter of 2005, and the minority interest income add back of $4.3 million represents Cingular’s portion of the CBW losses.

Interest expense of $50.5 million in the first three months of 2005 was comparable to the first three months of 2004.

Loss on extinguishment of debt of $7.9 million in the first three months of 2005 was due to the write-off of unamortized deferred financing fees associated with the previously existing credit facilities, which were terminated with the proceeds of the New Bonds and the new credit facility.

Income tax expense was $3.8 million in the first quarter of 2005 compared to $11.0 million in the first quarter of 2004. The decrease is primarily the result of the Company’s reduction in pretax earnings compared to the first quarter of 2004. Income tax expense of $3.8 million was primarily composed of deferred tax expense resulting from a change in the value of state deferred tax assets, including state net operating losses, which was caused by a decrease in future state income tax rates. The effective income tax rate for 2005 is estimated to be 55%, which differs from the federal statutory rate primarily due to certain non-deductible interest expense and state income taxes.

As a result of the items previously discussed, net income of $10.9 million in the first three months of 2004 decreased $14.1 million to a loss of $3.2 million in the first three months of 2005. Diluted loss per share was $0.02 in the first three months of 2005 compared to diluted earnings per share of $0.03 in the first three months of 2004.

Discussion of Operating Segment Results

LOCAL

The Local segment provides local voice telephone service, including enhanced custom calling features, and data services, which include dedicated network access, Gigabit Ethernet (“Gig-E”) and Asynchronous Transfer Mode (“ATM”) based data transport, and DSL and dial-up Internet access, to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. These services are provided primarily by CBT, which operates as the Incumbent Local Exchange Carrier (“ILEC”) in its operating territory of approximately 2,400 square miles within an approximate 25-mile radius of Cincinnati, Ohio. CBT’s network includes 643 Synchronous Optical Network (“SONET”) rings and 2,154 fiber network miles, has full digital switching capability and can provide data transmission services to up to 90% of its addressable access lines via Digital Subscriber Line (“DSL”).

Outside of its ILEC territory, the Local segment provides these services through Cincinnati Bell Extended Territories (“CBET”), which operates as a competitive local exchange carrier (“CLEC”) both in the communities north of CBT and in the greater Dayton market. The Local segment provides service on its own network and by purchasing Unbundled Network Elements (“UNE-L’s” or “loop”) or UNE-platform (“UNE-P” or “platform”) from the ILEC. CBET provides service either completely on its own network or through UNE-L to one-third of its customer base, and expects to migrate substantially all of its Dayton market customers to UNE-L by the end of 2005. The Local segment links its Cincinnati and Dayton geographies through its fiber networks, which provides route diversity via two separate routes.

Form 10-Q Part I	Cincinnati Bell Inc.

	(Unaudited) Three Months Ended March 31,
(dollars in millions)	2005	2004	$ Change	% Change
Revenue
Voice	$128.0	$130.5	$(2.5)	(2%)
Data	53.2	50.3	2.9	6%
Other services	9.0	10.1	(1.1)	(11%)

Total revenue	190.2	190.9	(0.7)	0%

Operating Costs and Expenses
Cost of services and products	57.7	56.3	1.4	2%
Selling, general and administrative	35.4	33.4	2.0	6%
Depreciation	27.1	29.9	(2.8)	(9%)
Restructuring	—	0.2	(0.2)	(100%)

Total operating costs and expenses	120.2	119.8	0.4	0%

Operating income	$70.0	$71.1	$(1.1)	(2%)

Operating margin	36.8%	37.2%		0	pts

Local segment revenue decreased $0.7 million in the first three months of 2005 compared to the first three months of 2004. Revenue declines related to the reduction of access lines and wiring services were greater than revenue growth from high-speed Internet access (DSL) and data transport.

Access lines within the segment’s ILEC territory decreased 40,000, or 4%, from 969,000 at March 31, 2004 to 929,000 at March 31, 2005 due to a 6% decrease in primary residential access lines, which the Company believes results from customers electing to use wireless communication (“wireless substitution”) in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use VOIP-based service from other providers. In March 2004, the Company expanded its product suite in Dayton, Ohio and began to mass market voice services to residential and small business customers. This helped to increase CLEC access lines by 19,000 lines, bringing total access lines outside its ILEC service territory to 31,000, which is 3% of the Company’s total access lines at March 31, 2005.

Voice revenue of $128.0 million during the first three months of 2005 decreased 2%, or $2.5 million, compared to the first three months of 2004. Revenue decreased due to fewer access lines in service, lower regulatory fee charges and lower switched access charges.

Data revenue consists of data transport, high-speed Internet access (including DSL), dial-up Internet access, digital trunking and Local Area Network (“LAN”) interconnection services. Revenue in the first three months of 2005 was $53.2 million, representing a $2.9 million, or 6%, increase compared to the first three months of 2004. Internet-based revenue, high-speed DSL and dial-up access increased $2.3 million in 2005 primarily driven by a 30,000 subscriber increase from the first quarter of 2004, to 141,000 DSL subscribers at March 31, 2005. As of March 31, 2005, 90% of CBT’s addressable access lines in its ILEC operating territory were loop-enabled for DSL transport with a penetration of approximately 18% of those loop-enabled access lines, up from 14% at March 31, 2004. Revenue for other high-speed/high capacity data services, such as transport, digital trunking, LAN and customized services revenue, was comparable to the first quarter of 2004.

The Company believes that its rate of access line loss would have been greater and its increase in DSL subscribers would have been less without the success of its “Super Bundle”, Custom ConnectionsSM. The Company added 14,400 Super Bundle subscribers during the first three months of 2005, bringing total

Form 10-Q Part I	Cincinnati Bell Inc.

subscribership to 137,000 and penetration of residential access lines to 23%. The Company’s Super Bundle offers local, long distance, wireless, DSL and the Company’s value-added service package, Complete Connections®, on a single bill at a price lower than that at which the customer could buy all of the services individually. An aggressive marketing campaign and the favorable bundled pricing associated with Custom ConnectionsSM has driven increased demand for the Company’s ZoomTown DSL offering, which added 9,900 customers in the first quarter of 2005, growing 27% compared to March 31, 2004, to 141,000 subscribers. As a result of this growth, total lines to the customer (defined as access lines plus DSL subscribers) as of March 31, 2005 decreased only slightly compared to March 31, 2004.

Revenue for other services in the Local segment declined $1.1 million compared to the first quarter of 2004 due substantially to a decrease in wiring service revenue.

Costs and Expenses

Cost of services and products increased $1.4 million, or 2%, to $57.7 million in the first quarter of 2005 compared to the first quarter of 2004, as $6.5 million of lower operating taxes partially offset a $6.2 million increase in labor expense, primarily due to higher expense associated with the Company’s postretirement liability (See “Pension and Postretirement Benefits” in Critical Accounting Policies and Estimates above), and a $1.7 million increase in network related expenses. CBT is no longer subject to franchise taxes based on gross receipts, but instead is subject to state and local income tax and is included in the combined Ohio state income tax return with other Cincinnati Bell operating companies.

SG&A expenses increased 6%, or $2.0 million, compared to the first three months of 2004, primarily due to higher expense associated with the Company’s postretirement liability.

Depreciation expense of $27.1 million decreased $2.8 million, or 9%, in the first three months of 2005 compared to the first three months of 2004. The decrease was primarily due to changes in depreciation rates used as a result of updated estimates of the depreciable assets’ useful lives.

Operating Income

As a result of the above, operating income decreased by $1.1 million, or 2%, to $70.0 million in the first three months of 2005 compared to $71.1 million in the first three months of 2004. Operating margin remained substantially flat at a margin of 36.8% in the first three months of 2005 compared to a margin of 37.2% in the first three months of 2004.

WIRELESS

The Wireless segment provides advanced digital, voice and data communications services through the operation of a regional wireless network in a licensed service territory which surrounds Cincinnati and Dayton, Ohio including areas of northern Kentucky and southeastern Indiana. The segment offers service outside of its regional operating territory through wholesale and re-sale arrangements (“roaming agreements”) with other wireless operators. The segment also sells related telecommunications equipment, wireless handset devices and related accessories to support its service business.

The Wireless segment consists of Cincinnati Bell Wireless LLC (“CBW”), a joint venture with Cingular Wireless Corporation, through its recently acquired subsidiary New Cingular Wireless PCS, LLC (“Cingular”). The Company owns 80.1% of CBW while Cingular owns the remaining 19.9%.

Since October 2003, CBW has deployed service on both Time Division Multiple Access (“TDMA”) and Global System for Mobile Communications and General Packet Radio Service (“GSM/GPRS”) technologies.

Form 10-Q Part I	Cincinnati Bell Inc.

TDMA is CBW’s legacy technology and provides both voice and short message service (“SMS”) data services. GSM/GPRS technology, to which CBW is migrating its subscriber base, provides, in addition to voice communication and SMS, enhanced wireless data communication services, such as mobile web browsing, internet access, email and picture messaging. In the first quarter of 2005, the Company completed its upgrade to enhanced data rates for GSM evolution (“EDGE”), which required only software upgrades to deliver higher speeds of data transmission and capacity. Based on current estimates, the Company expects that it will operate its TDMA network through 2006.

	(Unaudited) Three Months Ended March 31,
(dollars in millions)	2005	2004	$ Change	% Change
Revenue
Service	$55.6	$60.2	$(4.6)	(8%)
Equipment	5.6	3.8	1.8	47%

Total revenue	61.2	64.0	(2.8)	(4%)

Operating Costs and Expenses
Cost of services and products	29.3	33.3	(4.0)	(12%)
Selling, general and administrative	13.4	12.2	1.2	10%
Depreciation	14.9	14.6	0.3	2%
Amortization	—	0.4	(0.4)	(100%)
Asset impairments and other charges	23.7	2.4	21.3		n/m

Total operating costs and expenses	81.3	62.9	18.4	29%

Operating income (loss)	$(20.1)	$1.1	$(21.2)	n/m

Operating margin	(32.8%)	1.7%		(35	) pts

Operating metrics
Postpaid ARPU, excluding roaming*	$46.00	$48.93	$(2.93)	(6%)
Prepaid ARPU, excluding roaming*	$21.62	$21.07	$0.55	3%

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue, excluding roaming revenue from other carriers, by the average subscriber base for the period.

Revenue

Wireless segment revenue decreased $2.8 million, or 4%, to $61.2 million during the first three months of 2005 compared to the first three months of 2004, as increases in equipment sales were more than offset by decreases in subscriber and roaming revenue.

Subscriber service revenue declined $3.4 million during the first three months of 2005 as a result of a $4.5 million postpaid service revenue decrease more than offsetting a $1.1 million increase in prepaid service revenue. Postpaid subscriber service revenue decreased $2.7 million as a result of a $2.93 decrease in postpaid ARPU, excluding roaming revenue, from $48.93 in the first quarter of 2004 to $46.00 in 2005 driven by customer migrations to lower priced GSM rate plans and bundling plans. Postpaid subscriber service revenue also decreased $1.8 million as a result of a 4% decrease in average subscribers, driven primarily by an average

Form 10-Q Part I	Cincinnati Bell Inc.

monthly customer churn which increased to 2.64% in the first quarter of 2005 compared to 1.84% in the first quarter of 2004. The increase in postpaid churn compared to the first quarter of 2004 resulted from the lingering effects of network problems encountered in 2004 in combination with the competitive nature of the wireless market. At March 31, 2005, CBW had 299,600 postpaid subscribers.

Prepaid service revenue increased $1.1 million compared to the first quarter of 2004 driven by a $1.1 million increase in data revenue. As of March 31, 2005, prepaid subscribers totaled approximately 179,400, a 7% increase over March 31, 2004. Average monthly prepaid customer churn was comparable to the first quarter of 2004. Total wireless subscribers at March 31, 2005 were approximately 479,000 or 14% of the population in CBW’s licensed operating territory.

CBW’s roaming revenue declined $1.8 million during the first quarter of 2005 compared to the first quarter of 2004 primarily as a result of decreased minutes of usage and a decrease in revenue per roaming minute. As a result of the Cingular Merger, CBW expects to lose substantially all of its roaming revenue in 2005 as Cingular customers begin roaming on Cingular’s network versus CBW’s network. As a part of CBW’s Agreement with Cingular, CBW expects that it will substantially offset the effect of this lost roaming revenue through a rate reduction on the cost of its roaming minutes purchased from Cingular.

Revenues from equipment sales during the first quarter of 2005 increased by $1.8 million in the first quarter of 2005 compared to the first quarter of 2004 due to significant reductions in handset subsidies and a 6% increase in the number of handsets sold as CBW’s customer base migrates to GSM handsets.

Costs and Expenses

Cost of services and products consists largely of network operation costs, incollect expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), interconnection expenses and cost of handsets and accessories sold. These costs and expenses decreased $4.0 million, or 12%, to $29.3 million during the first three months of 2005 compared to the first three months of 2004 due primarily to a $3.2 million decrease in the roaming rate expense for calls outside the Company’s network.

SG&A expenses include certain customer acquisition expenses, including advertising, distribution and promotional expenses. These expenses increased by $1.2 million during the first quarter of 2005 compared to the first three months of 2004 due to an increase in bad debt expense.

During the first quarter of 2005, the Company recorded a $22.7 million impairment charge as a result of its decision to retire certain TDMA wireless assets in connection with its redeployment of spectrum used on the TDMA network to the GSM network in the second quarter of 2005. In addition to the impairment charge, a loss of $1.0 million was recorded on the first quarter 2005 disposal of certain of the TDMA assets. Wireless incurred a $2.4 million charge in the first three months of 2004 to write-down certain intangible assets.

Operating Income

As a result of the above items, operating income (loss) decreased $21.2 million to a loss of $20.1 million and operating margin decreased 35 points to a negative 32.8% in the first three months of 2005 compared to the first three months of 2004.

HARDWARE AND MANAGED SERVICES

The Hardware and Managed Services segment provides data center collocation, IT consulting services, telecommunications and computer equipment in addition to their related installation and maintenance. The

Form 10-Q Part I	Cincinnati Bell Inc.

Hardware and Managed Services is comprised of the operations within CBTS. In March 2004, CBTS sold certain operating assets, which were generally residing outside of the Company’s area for approximately $3.2 million in cash.

	(Unaudited) Three Months Ended March 31,
(dollars in millions)	2005	2004	$ Change	% Change
Revenue
Hardware	$12.3	$18.2	$(5.9)	(32%)
Managed services	14.8	16.2	(1.4)	(9%)

Total revenue	27.1	34.4	(7.3)	(21%)

Operating Costs and Expenses
Cost of services and products	20.3	26.9	(6.6)	(25%)
Selling, general and administrative	4.1	5.4	(1.3)	(24%)
Depreciation	0.5	0.2	0.3	n/m
Asset impairments and other charges (credits)	(0.1)	(1.1)	1.0	91%

Total operating costs and expenses	24.8	31.4	(6.6)	(21%)

Operating income	$2.3	$3.0	$(0.7)	(23%)

Operating margin	8.5%	8.7%		0	pts

Revenue

Hardware revenue is generated by the reselling of major manufacturers’ IT, data and telephony equipment.

Hardware revenue of $12.3 million during the first three months of 2005 decreased 32%, or $5.9 million, compared to 2004. The decrease was due to $10.7 million of revenue foregone as a result of the 2004 sale of the assets of the out-of-territory business, which more than offset an increase in several large equipment sales.

Managed services revenue consists of the sale of outsourced technology resources, leveraging assets within the Company, including but not limited to, data center assets, and revenue of technical services and maintenance directly related to the sale of IT, data and telephony equipment. The CBTS business model links the capability to sell a wide range of equipment from various manufacturers along with the Company’s technical and infrastructure capability to offer complete technology solutions for the small, medium, and large business customer. In the first three months of 2005, managed services revenue of $14.8 million decreased 9%, or $1.4 million, compared to the first three months of 2004. The decreases were primarily due to $3.5 million of revenue associated with the sale of the assets of the out-of-territory business.

Costs and Expenses

Cost of services and products totaled $20.3 million in the first three months of 2005, a $6.6 million, or 25%, decrease compared to the first three months of 2004. The cost of services decreased by $12.3 million associated with the elimination of out-of-territory revenue discussed above. This decrease was partially offset by costs associated with increased in-territory revenue.

SG&A expenses decreased $1.3 million, or 24%, in the first three months of 2005 compared to the first three months of 2004. The decrease was due to lower payroll and related expenses associated with the out-of-territory business assets sold.

Form 10-Q Part I	Cincinnati Bell Inc.

In conjunction with the sale of certain operating assets discussed above, the Hardware and Managed Services segment recorded a gain of $1.1 million during the first three months of 2004.

Operating Income

The Hardware and Managed Services segment reported operating income of $2.3 million in the first three months of 2005, a $0.7 million decrease compared to the operating income reported in the first three months of 2004. Operating margin remained flat at 8.5% in the first three months of 2005 compared to 8.7% in the first three months of 2004.

OTHER

The Other segment combines the operations of Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Complete Protection (“CBCP”) and Cincinnati Bell Public Communications Inc. (“Public”). CBAD resells long distance voice services and audio-conferencing, CBCP provides security hardware and monitoring for consumers and businesses, and Public provides public payphone services. In the fourth quarter of 2004, the Company sold its payphone assets located at correctional institutions and those outside of the Company’s operating area.

	(Unaudited) Three Months Ended March 31,
(dollars in millions)	2005	2004	$ Change	% Change
Revenue	$19.0	$18.8	$0.2	1%
Operating Costs and Expenses
Cost of services and products	8.8	13.1	(4.3)	(33%)
Selling, general and administrative	3.9	3.0	0.9	30%
Depreciation	0.4	0.4	—	0%

Total operating costs and expenses	13.1	16.5	(3.4)	(21%)

Operating income	$5.9	$2.3	$3.6	157%

Operating margin	31.1%	12.2%		19	pts

Revenue

Other segment revenue of $19.0 million in the first three months of 2005 increased $0.2 million, or 1%, compared to 2004.

CBAD’s revenue increased $2 million, or 14%, in the first three months of 2005 compared to the first three months of 2004 primarily due to a 5% increase in lines in service and related increase in minutes of use, and an increase in audio conferencing revenue. CBAD had 565,000 subscribed access lines as of March 31, 2005 in the Cincinnati and Dayton, Ohio operating areas. The Company’s market share has increased as a function of the Local segment’s lines in service for which a long distance carrier has been chosen for residential and business access lines. CBAD’s residential and business market share increased in the first three months of 2005 to approximately 77% and 49%, respectively, from 72% and 46%, respectively, at March 31, 2004. CBCP’s revenue remained flat and Public revenue decreased $1.9 million, or 65%, in the first three months of 2005 compared to the first three months of 2004 due to the Company’s sale of its payphone assets located at correctional institutions and those outside of the Company’s operating area.

Form 10-Q Part I	Cincinnati Bell Inc.

Costs and Expenses

Cost of services and products totaled $8.8 million in the first three months of 2005, representing a decrease of $4.3 million, or 33%, compared to the first three months 2004. This resulted primarily from decreased access charges for CBAD due to the installation of long distance switching equipment and a renegotiated rate for transport in June 2004 that significantly lowered the Company’s cost per long distance minute. Public’s costs decreased $1.5 million in the first three months of 2005 compared to the first three months of 2004 as a result of lower revenue associated with the payphone assets sold.

SG&A expenses increased $0.9 million, or 30%, in the first three months of 2005 compared to the first three months of 2004. A significant portion of this increase was associated with software development costs at CBAD.

Operating Income

As a result of the items above, the Other segment reported operating income of $5.9 million in the first three months of 2005, an increase of $3.6 million compared to the first three months of 2004. Operating margin showed similar improvements, increasing 19 points from a margin of 12.2% in the first three months of 2004 to 31.1% in the first three months of 2005.

BROADBAND

During 2003, the Company completed the sale of substantially all of its Broadband assets and, in connection with the sale, retained certain Broadband obligations. During the first quarter of 2005, the Company extinguished approximately $0.8 million of obligations related to the Broadband segment. Additionally, during the first three months of 2005 and 2004, Broadband operating income of $1.3 million and $1.1 million, respectively, was related to the settlement of a property tax dispute and proceeds from the sale of assets previously written off.

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

Financing Transactions and Credit Facilities

In early 2005, the Company completed the first stage of a refinancing plan, the primary objective of which is to provide for financial flexibility with regard to the future extinguishment of its 16% Notes. The 16% Notes mature in January 2009 and are callable at 108% of their accreted value on March 26, 2006, which the Company currently estimates to be $425.6 million at that date. On February 16, 2005, as part of the refinancing plan, the Company concurrently sold $250 million aggregate principal amount of new 7% Senior Notes due 2015 and an additional $100 million aggregate principal amount of the Company’s previously issued 8 3/8% Notes due 2014 (collectively, the “New Bonds”). The net proceeds from the offering of the New Bonds, together with amounts under the Company’s new credit facility, were used to repay and terminate all of the prior credit facility of $438.8 million and to pay the consent fees associated with an amendment to its 7¼% Senior Notes due 2013 of $9.7 million. Additionally, the Company wrote-off approximately $7.9

Form 10-Q Part I	Cincinnati Bell Inc.

million in unamortized deferred financing fees associated with the prior credit facility.

Also as part of the refinancing plan, on February 16, 2005, the Company entered into a new $250 million revolving credit facility. The new credit facility will terminate and be payable in February 2010, except that in the event the Company does not refinance, repay or extend the maturity date of the 16% Notes within six months of their maturity date, the maturity date for the new credit facility will accelerate to the date which is six months prior to the 16% Notes maturity date. Borrowings under the new revolving credit facility bear interest, at the Company’s election, at a rate per annum equal to (i) LIBOR plus the applicable margin, or (ii) the base rate plus the applicable margin. The applicable margin is (a) 2.00%, for LIBOR rate advances, and (b) 1.00% for base rate advances, in each case until financial statements for the first quarter of 2005 have been delivered. Thereafter, the applicable margin will be determined in accordance with a pricing grid based upon total Company leverage ratios, which ranges between 1.25% and 2.25% for LIBOR rate advances, and 0.25% and 1.25% for base rate advances. Base rate is defined as the higher of either the Bank of America, N.A. Prime Rate or the Federal Funds rate plus one-half of one percent. The Company has a right to request, but no lender is committed to provide, an increase in the aggregate amount of the new credit facility, up to $500 million in incremental borrowings, which may be structured at the Company’s option as term debt or revolving debt. The credit facility and the New Bonds are guaranteed by all of the Company’s existing and future subsidiaries, excluding CBT, CBET, certain immaterial subsidiaries, and, as long as it is not wholly owned, CBW. The facility is also secured by certain assets and by pledges of the equity interests in the Company’s subsidiaries, except for certain subsidiaries of CBT, certain immaterial subsidiaries, and CBW, as long as it is not wholly owned.

The Company is subject to financial covenants in association with its new credit facility entered into in February 2005. These financial covenants require that the Company maintain certain leverage ratios, interest coverage and fixed charge ratios. The facilities also contain certain covenants which, among other things, may restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company were in default under its credit facilities, no additional borrowings under the credit facilities would be available until the default was waived or cured. The Company’s ability to borrow was not compromised as a result of any such default as of the date of this filing.

Voluntary prepayments of borrowings under the credit facilities and voluntary reductions of the unutilized parts of the credit facilities’ commitments are, subject to proper notice, permitted at any time. The Company expects to use cash flows generated by its operations and in excess of investing activities, to reduce outstanding indebtedness.

The Company believes that its current borrowing availability under the new credit facility and cash generated from operations will provide sufficient liquidity for the foreseeable future.

Contractual Obligations

In March 2005, the Company entered into a ten year operating lease for office space in Norwood, Ohio. Annual rental payments under the lease range from $3 to $4 million.

Current maturities of long-term debt of $24.8 million at March 31, 2005 consisted of approximately $20.0 million of principal payments on long-term debt, $3.6 million related to the current portion of capital leases and $1.2 million related to other current debt. The Company expects to have the ability to meet its current obligations through borrowings from its revolving credit facility and cash flows generated by its operations.

Form 10-Q Part I	Cincinnati Bell Inc.

Cingular Wireless Corporation, through its subsidiary New Cingular Wireless PCS, LLC (“Cingular”), maintains a 19.9% ownership in the Company’s CBW subsidiary. In response to the acquisition (the “Merger”) of AT&T Wireless by Cingular Wireless Corporation announced on February 17, 2004, the Company entered into an agreement on August 4, 2004 with a subsidiary of Cingular whereby the parties restructured the CBW joint venture effective on October 26, 2004, the date of consummation of the Merger (as subsequently amended, the “Agreement”). Specifically, under the Agreement, the Company has a right to purchase Cingular’s interest in CBW at a price of $85.0 million if purchased at any time prior to January 31, 2006, plus interest at an annual rate of 5%, compounded monthly, from the date of the Agreement. Thereafter, the Company may purchase the minority interest for $83.0 million, beginning on January 31, 2006 plus interest at an annual rate of 5%, compounded monthly, thereafter. In addition, at any time beginning on January 31, 2006 (or earlier, if the member committee calls for additional capital contributions which call has not been approved by Cingular), Cingular has a right to require the Company to purchase its interest in CBW at the purchase price of $83.0 million, plus interest at an annual rate of 5%, compounded monthly, from January 31, 2006 if the purchase has not closed prior to such date.

Other

As of the date of this filing, the Company maintains the following credit ratings:

Entity	Description	Standard and Poor’s	Fitch Rating Service	Moody’s Investor Service
CBB	Senior Unsecured Notes	B-	B+	B1
CBT	Senior Unsecured Notes	BB-	BB+	Ba2
CBB	Corporate Issuer/Outlook	B+/negative	stable	Ba3/stable

The Company does not have any downgrade triggers that would accelerate the maturity dates of its debt or increase the interest rate on its debt.

On November 3, 2004, the Company announced that it was in the process of finalizing a restructuring plan to improve its operating efficiency and more effectively align its cost structure with future business opportunities. The restructuring plan included a workforce reduction that will be implemented in stages which began in the fourth quarter 2004, and is expected to continue through December 31, 2006.

The workforce reduction will be accomplished primarily through attrition and a special retirement incentive, which the Company offered to management and union employees meeting certain age and years of service criteria. Eligible employees wishing to take advantage of the special retirement incentive had to respond on or before November 29, 2004 and, as a condition of acceptance, agreed to the Company’s right to determine the employee’s retirement date. This retirement date cannot extend beyond December 31, 2006. The Company was not required to accept all eligible employees who elected to participate within a department, job or other unit if such acceptances exceeded the maximum number of employees to be reduced in such department, job or unit. In addition to the special retirement incentive, the Company initiated involuntary workforce reductions in certain parts of its business.

The Company estimates that it will eliminate 150 to 200 positions over the next year and as many as 400 positions in the aggregate over the two-year course of the restructuring plan. Restructuring costs of $11.2 million were recognized in the fourth quarter of 2004, and additional charges may be required in the future. The Company expects to recognize approximately $20 to $25 million in annual cost savings related to this restructuring.

Form 10-Q Part I	Cincinnati Bell Inc.

Commitments and Contingencies

Commitments

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting and technical support services for the Company within CBT’s operating territory. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. During the second quarter of 2004, the Company and Convergys renegotiated the contract, the result of which extended the contract through December 31, 2010, reduced prices for certain services provided by Convergys, and reduced the Company’s annual commitment in 2004 and 2005 to $35.0 million excluding certain third party costs, from $45.0 million. The Company paid a total amount of $37.5 million under the contract in 2004, and $9.2 million in the first quarter of 2005. Beginning in 2006, the minimum commitment will be reduced 5% annually.

Contingencies

In the normal course of business, the Company is subject to various regulatory and tax proceedings, lawsuits, claims and other matters. The Company believes adequate provision has been made for all such asserted and unasserted claims in accordance with accounting principles generally accepted in the United States. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

In re Broadwing Inc. Securities Class Action Lawsuits, (Gallow v. Broadwing Inc., et al), U.S. District Court, Southern District of Ohio, Western Division, Case No. C-1-02-795.

Between October and December 2002, five virtually identical class action lawsuits were filed against Broadwing Inc. and two of its former Chief Executive Officers in the U.S. District Court for the Southern District of Ohio.

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

Form 10-Q Part I	Cincinnati Bell Inc.

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

On October 6, 2004, the Judge issued a Scheduling Order in these matters. According to the Scheduling Order, discovery was permitted to commence immediately and must be completed by November 15, 2005. The trial is tentatively scheduled to take place in May 2006. A ruling on the Company’s motion to dismiss is still pending. The Company is vigorously defending these matters. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

Other

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

Form 10-Q Part I	Cincinnati Bell Inc.

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

Cash Flow

For the first three months of 2005, cash provided by operating activities totaled $64.4 million, $5.4 million less than the $69.8 million provided by operating activities during the first three months of 2004. This decrease was primarily attributable to $22.7 million greater interest payments in 2005 as compared to the first quarter of 2004, as interest payments on the 8 3/8% Notes did not begin until July 2004, partially offset by improved cash earnings and cash flow from favorable changes in working capital.

The Company’s investing activities included outflows for capital expenditures and inflows from the sale of assets. Capital expenditures during the first three months of 2005 totaled $28.0 million, $4.7 million higher than the $23.3 million incurred during the first three months of 2004 primarily as a result of delayed construction of wireless cell sites in the first three months of 2004. In 2004, the Company received $3.2 million from the sale of certain assets of CBTS generally consisting of operating assets outside its current operating area.

During the first three months of 2005, the Company received $352.0 million of gross cash proceeds from the issuance of the new 7% Notes and 8 3/8% Notes and, at March 31, 2005, had $75.0 million outstanding under its new bank credit facility. The Company repaid $440.8 million in borrowings during the first quarter of 2005, substantially all of which was the prepayment of borrowings under its term and revolving credit facilities with the net cash proceeds from the 7% Notes, the 8 3/8% Notes and new credit facility. Debt issuance costs and consent fees totaled $21.0 million in the first three months of 2005.

Approximately $2.6 million in preferred stock dividends were paid during each of the first quarters of 2005 and 2004.

As of March 31, 2005, the Company held $24.8 million in cash and cash equivalents. The Company’s primary sources of cash will be cash generated by operations and borrowings from the Company’s revolving credit facility. The primary uses of cash will be for funding the maintenance and strategic expansion of the local and wireless networks; interest and principal payments on the Company’s debt; dividends on the 6¾% Cumulative Convertible Preferred Stock; working capital; and the extinguishment of the remaining liabilities of the Company’s Broadband segment.

Regulatory Matters and Competitive Trends

Federal - The Telecommunications Act of 1996 was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. Since 1996, federal regulators have considered a multitude of proceedings ostensibly aimed at fulfilling the goals of the Act and this process is continuing through numerous proceedings currently before the Federal Communications Commission (the “FCC”) and the federal courts. Although the

Form 10-Q Part I	Cincinnati Bell Inc.

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

Voice Over Internet Protocol (“VoIP”)

During 2004, the FCC declared that VoIP services are interstate services. In addition, the FCC has considered several petitions asking it to rule on whether and under what circumstances voice services utilizing Internet Protocol (IP) are subject to access charges. It has ruled that peer-to-peer Internet voice services that do not use the public switched telephone network (“PSTN”) are not subject to access charges. Separately, it has ruled that services that originate and terminate on the PSTN but employ IP in the middle are subject to access charges. The FCC is still considering other VoIP petitions, including one that seeks to exempt from access charges calls that originate using VoIP, but terminate on the PSTN. In addition, the FCC is considering a broader rulemaking proceeding to determine the regulatory status of IP-enabled services generally.

Special Access

In early 2005, the FCC opened a proceeding to review the current special access pricing rules. Under the existing rules, CBT’s special access services are subject to price cap regulation with no earnings cap. The new proceeding is examining the entire special access pricing structure, including whether or not to reinstate an earnings cap.

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

Form 10-Q Part I	Cincinnati Bell Inc.

Unbundled Network Elements

In early 2005, the FCC made yet another attempt to rewrite its unbundled network element rules in response to the federal court’s remand of the previous rules. The latest rules have no significant impact on CBT. However, due to changes which allow local switching to be provided under commercial agreement rather than regulated rates, CBET has negotiated new and more costly rates so that the ILEC would continue to provide UNE-P services. The Company does not believe that this will have a significant negative financial effect or negative effect on future subscriber growth in that the Company has planned to migrate its UNE-P customers to its own switching facilities under UNE-L.

State - Because CBT generates the majority of its revenue from the operation of its public switched telephone network, its financial results follow no particular seasonal pattern. CBT does derive a significant portion of its revenue from pricing plans that are subject to regulatory overview and approval. In both Ohio and Kentucky, CBT operates under alternative regulation plans in which CBT cannot increase the price of basic local services and is subject to restrictions on its ability to increase the price of other related services. In return, CBT is not subject to an earnings cap or recapture in Ohio, as it would if regulated under a traditional regulatory plan based upon a targeted rate of return. CBT has operated under alternative regulation plans since 1994 during which price increases and enhanced flexibility for a limited number of services have partially offset the effect of fixed pricing for basic local service and reduced pricing for other, primarily wholesale services.

In June 2004, CBT adopted a new alternative regulation plan in Ohio which, although similar to its previous plan, gives CBT the option to remain in the alternative regulation plan indefinitely. Also, CBT’s new plan requires the Local segment to operate as a Competitive Local Exchange Carrier (“CLEC”) in service areas outside of CBT’s traditional ILEC franchise area. For approximately the past six years, CBT has offered local services, primarily on its own facilities-based network, to Ohio communities contiguous to its ILEC territory. In Dayton, the Local segment has provided its voice services offering using the port-loop-transport combination (UNE-P) as well as the UNE-L regulatory format. On February 4, 2005, to address a federal courts remand of previous rules, the FCC released its unbundled network elements order which will effectively abolish UNE-P as a regulated service and has left each carrier to negotiate new pricing arrangements under commercial agreements. The Local segment has engaged in such negotiations; however, it does not expect the profitability of its Dayton local operations to change substantially because the segment had planned to migrate the provisioning of service to UNE-L, which is a more economic service delivery model as the segment has gained customers.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) which is a revision of SFAS 123 and supersedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. On April 14, 2005, the SEC changed the effective date of SFAS 123(R) to be effective as of the beginning of the first fiscal year beginning after June 15, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS 123. Although the Company is still evaluating the impact of adopting SFAS 123(R) on its consolidated results of operations, the Company expects the impact will be material.

On April 4, 2005, FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the

Form 10-Q Part I	Cincinnati Bell Inc.

control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company has recognized a liability for the fair value of all conditional asset retirement obligations in accordance with SFAS 143 and FIN 47. FIN 47 did not have a material impact on the Company’s results of operations.

Subsequent Events

The Company’s labor contract with the Communications Workers of America (CWA) expired at 11:59 p.m. on Saturday, May 7, 2005. Negotiations continued after expiration, and union employees continued to work without a contract. On May 10, 2005, the Company reached a tentative agreement with the CWA. Terms of the tentative agreement will be disclosed in a subsequent Form 8-K filing. The tentative agreement is subject to ratification by the CWA members.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management – The Company’s objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings, cash flows, and the fair market value of certain assets and liabilities, while maintaining low overall borrowing costs.

The Company is exposed to the impact of interest rate fluctuations. To manage its exposure to interest rate fluctuations over time, the Company uses both fixed and variable rate debt and utilizes derivative financial instruments. Because the Company is exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from its credit facility and changes in current rates compared to that of its fixed rate debt, the Company sometimes employs derivative financial instruments to manage its exposure to these fluctuations and its total interest expense over time. The Company does not hold or issue derivative financial instruments for trading purposes or enter into transactions for speculative purposes.

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

In June 2004, the Company entered into a series of fixed-to-floating interest rate swaps with total notional amounts of $100 million that qualify for fair value hedge accounting and expire in January 2014. The interest rate swaps are designated as fair value hedges of a portion of the 8 3/8% Senior subordinated Notes due 2014. Fair value hedges are hedges that eliminate the risk of changes in the fair value of underlying assets and liabilities. The interest rate swaps are recorded at their fair value and the carrying value of the 8 3/8% Senior subordinated Notes due 2014 is adjusted by the same corresponding value in accordance with the shortcut method of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

Pursuant to a series of transactions in late February and early March 2005, the Company executed additional fixed-to-floating interest rate swaps designated as fair value hedging instruments, with notional amounts of $350 million in order to: (a) hedge a portion of the fair value risk associated with fixed coupon debt and (b) re-balance the fixed-to-floating rate mix with regard to the Company’s capital structure. The New Bonds are fixed rate bonds to maturity. The interest rate swaps essentially change a portion of the fixed rate nature of the 8 3/8% and 7% Notes to approximate the floating rate characteristics of the terminated credit facility. The desired effect of the interest rate swaps is to largely offset the increase in interest expense resulting from the issuance of notes in the short-term, but are subject to, and will be affected by, future changes in interest rates.

As of March 31, 2005, the fair value of all interest rate swap contracts was a liability of $7.0 million.

Potential nonperformance by counterparties to the swap agreements exposes the Company to a certain amount of credit risk due to the possibility of counterparty default. Because the Company’s only counterparties in these transactions are financial institutions that are at least investment grade, it believes the risk of

Form 10-Q Part I	Cincinnati Bell Inc.

counterparty default is minimal. The Company also seeks to minimize risk associated with a concentration of credit risk by placing these interest rate swaps with a variety of investment grade financial institutions.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005 (the “Evaluation Date”). Based on that evaluation, Cincinnati Bell Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)	Changes in internal controls over financial reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2005, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Form 10-Q Part II	Cincinnati Bell Inc.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is included in Note 5 of the Notes to the Condensed Consolidated Financial Statements on page 12 of this quarterly report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was conducted on April 29, 2005. At that meeting, shareholders voted on the:

i.	Election of four directors for three-year terms expiring in 2008.

ii.	Ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm to audit the financial statements of the Company for the year 2005.

iii.	Reapproval of the material terms of the performance goals of the Cincinnati Bell Inc. 1997 Long Term Incentive Plan and the Cincinnati Bell Inc. Short Term Incentive Plan.

The results of such votes were as follows:

i.	Bruce L. Bynes was elected as a director with 206,316,411 common shares voting for election and 11,390,864 shares voting against election. John F. Cassidy was elected as a director with 211,054,134 common shares voting for election and 6,653,141 shares voting against election. Robert W. Mahoney was elected as a director with 211,528,624 common shares voting for election and 6,178,696 shares voting against election. Daniel J. Meyer was elected as a director with 210,381,160 common shares voting for election and 7,326,115 shares voting against election.

ii.	Deloitte & Touche LLP was ratified as independent registered public accounting firm to audit the financial statements of the Company for the year 2005.

iii.	The material terms of the performance goals of the Cincinnati Bell Inc. 1997 Long Term Incentive Plan were reapproved with 199,574,137 common shares voting for approval, 17,401,318 shares voting against reapproval and 731,820 shares voting abstained. The material terms of the performance goals of the Cincinnati Bell Inc. Short Term Incentive Plan were reapproved with 204,306,382 common shares voting for approval, 12,635,425 shares voting against reapproval and 765,467 shares voting abstained.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Form 10-Q Part II	Cincinnati Bell Inc.

Exhibit Number	DESCRIPTION

(3.1)(a)	Amended Articles of Incorporation of Cincinnati Bell (Exhibit 3.1(a) to Form S-4 dated July 17, 2003, File No. 333-104557).

(3.1)(b)	Amended Regulations of Cincinnati Bell (Exhibit 3.2 to Registration Statement No. 333-28381) dated June 3, 1997.

(4)(b)(i)	Rights Agreement dated as of April 29, 1997, between Broadwing and The Fifth Third Bank which includes the form of Certificate of Amendment to the Amended Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (Exhibit 4.1 to Broadwing’s Registration Statement on Form 8-A filed on May 1, 1997).

(4)(b)(ii)	Amendment No. 1 to the Rights Agreement dated as of July 20, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 1 of Broadwing’s Registration Statement on Form 8-A filed on August 6, 1999).

(4)(b)(iii)	Amendment No. 2 to the Rights Agreement dated as of November 2, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 2 of Broadwing’s Registration Statement on Form 8-A filed on November 8, 1999).

(4)(b)(iv)	Amendment No. 3 to the Rights Agreement dated as of June 10, 2002, between Broadwing and The Fifth Third Bank. (Exhibit 1 to Amendment No. 3 of Broadwing’s Registration Statement on Form 8-A filed on July 2, 2002).

(4)(c)(i)	Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023. (Exhibit 4-A to Form 8-K, date of report July 12, 1993, File No. 1-8519).

(4)(c)(ii)(1)	Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Current Report on Form 8-K, filed October 27, 1993, File No. 1-8519).

(4)(c)(ii)(2)	First Supplemental Indenture dated as of December 31, 2004 to the Indenture dated October 27, 1993 by and among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit (4)(c)(ii)(2) to Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(ii)(3)	Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated October 27, 1993 by and among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit (4)(c)(ii)(3) to Form 10-K for the year ended December 31, 2004, File No. 1-8519).

Form 10-Q Part II	Cincinnati Bell Inc.

(4)(c)(iii)(1)	Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Current Report on Form 8-K, filed December 8, 1998, File No. 1-8519).

(4)(c)(iii)(2)	First Supplemental Indenture dated as of January 10, 2005 to the Indenture dated November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and the Bank of New York, as Trustee (Exhibit (4)(c)(iii)(2) to Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iii)(3)	Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and the Bank of New York, as Trustee (Exhibit (4)(c)(iii)(3) to Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iv)(1)	Indenture dated as of March 26, 2003, by and among Broadwing Inc., as Issuer, Cincinnati Bell Public Communications Inc., the Guarantors party thereto and The Bank of New York, as Trustee (Exhibit (4)(c)(vi) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(iv)(2)	First Supplemental Indenture dated as of October 30, 2003 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit (4)(c)(vi)(2) to the Quarterly Report on Form 10-Q for the nine months ended September 30, 2003, File No. 1-8519).

(4)(c)(iv)(3)	Second Supplemental Indenture dated as of March 12, 2004 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit 4(c)(vi)(3) to the Quarterly Report on Form 10-Q for the six months ended June 30, 2004, File No. 1-8519).

(4)(c)(iv)(4)	Third Supplemental Indenture dated as of August 4, 2004 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit 4(c)(vi)(4) to the Quarterly Report on Form 10-Q for the six months ended June 30, 2004, File No. 1-8519).

(4)(c)(iv)(5)	Fourth Supplemental Indenture dated as of January 31, 2005 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit 4.1 to Current Report on Form 8-K, filed February 2, 2005, File No. 1-8519).

(4)(c)(v)	Warrant Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(vii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)	Exchange and Registration Rights Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II

Form 10-Q Part II	Cincinnati Bell Inc.

Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(viii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vii)	Equity Registration Rights Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(ix) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4(c)(viii)(1)	Purchase Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(1) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4(c)(viii)(2)	First Amendment to Purchase Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(2) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(viii)(3)	Second Amendment to Purchase Agreement, dated as of April 30, 2004, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(3) to Form 10-Q for the Quarter ended March 31, 2004, File No. 1-8519).

(4)(c)(viii)(4)	Third Amendment to Purchase Agreement, dated April 30, 2004, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., as Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(viii)(4) to Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(viii)(5)	Fourth Amendment to Purchase Agreement, dated January 3, 2005, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., as Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(viii)(5) to Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(ix)(1)	Exchange and Registration Rights Agreement, dated as of July 11, 2003, by and among Cincinnati Bell Inc., the Guarantors party thereto, Credit Suisse First Boston LLC and the other purchasers party thereto (incorporated by reference to Exhibit (4)(c)(xii) of Cincinnati Bell Inc.’s Registration Statement on Form S-4/A (File No. 333-104557) filed July 17, 2003).

(4)(c)(ix)(2)	Exchange and Registration Rights Agreement, dated as of November 19, 2003, by and among Cincinnati Bell Inc., the Guarantors party thereto, and Banc of America Securities LLC, as Representative of the several Purchasers (incorporated by reference to Exhibit 4(c)(xiv) of Cincinnati Bell Inc.’s Registration Statement on Form S-4 (File No. 333-110940) filed December 5, 2003).

Form 10-Q Part II	Cincinnati Bell Inc.

(4)(c)(x)(1)	Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto and the Bank of New York, as Trustee, in connection with Cincinnati Bell 7¼% Senior Notes due 2013 (Exhibit (4)(c)(xi) on Form S-4 dated July 17, 2003, File No. 333-104557).

(4)(c)(x)(2)	First Supplemental Indenture dated as of January 28, 2005 to the Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit 4.1 to Current Report on Form 8-K dated February 2, 2005, File No. 1-8519).

(4)(c)(xi)(1)	Indenture dated as of November 19, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto and The Bank of New York, as Trustee, in connection with Cincinnati Bell 8 3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit (4)(c)(xiii) to Registration Statement No. 333-110940) dated December 5, 2003.

(4)(c)(xi)(2)	8 3/8% Notes Registration Rights Agreement, dated as of February 16, 2005 by and between Cincinnati Bell Inc., the Guarantors party thereto, and Banc of America Securities LLC, as Representative of the several Purchasers (Exhibit 4.3 to Current Report on Form 8-K, filed on February 23, 2005, File No. 1-8519).

(4)(c)(xii)	Indenture dated as of February 16, 2005, by and among Cincinnati Bell Inc., as Issuer, the Guarantor parties thereto, and the Bank of New York, as Trustee (Exhibit 4.1 to Current Report on Form 8-K, filed on February 23, 2005, File No. 1-8519).

(4)(c)(xiii)	7.0% Notes Registration Rights Agreement, dated as of February 16, 2005, by and between Cincinnati Bell Inc., the Guarantors party thereto, and Banc of America Securities LLC, as Representative of the several Purchasers (Exhibit 4.2 to Current Report on Form 8-K, filed on February 23, 2005, File No. 1-8519).

(4)(c)(xiv)	No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(i)(1)	Credit Agreement dated as of February 16, 2005 among Cincinnati Bell Inc., as Borrower, the Guarantor parties thereto, Bank of America, N.A., as Administrative Agent, PNC Bank, National Association, as Swingline Lender, and Lenders party thereto (Exhibit 10.1 to Current Report on Form 8-K, filed February 23, 2005, File No. 1-8519).

(10)(i)(3)	Asset Purchase Agreement between Broadwing Communications Services Inc. and other seller parties thereto and CIII Communications dated as of February 22, 2003. (Exhibit (99)(i) to Current Report on Form 8-K, filed on February 28, 2003, File No. 1-8519).

(10)(i)(3.1)	Amendment No. 1 to the Asset Purchase Agreement dated June 6, 2003 (Exhibit (99)(i) to Form 8-K, filed on June 13, 2003, File No. 1-8519).

Form 10-Q Part II	Cincinnati Bell Inc.

(10)(i)(3.2)	Letter Agreement Amendment to the Asset Purchase Agreement (Exhibit (10)(i)(A)(3)(iii) to Form S-4, filed on June 23, 2003, File No. 333-104557).

(10)(i)(4)	Operating Agreement, dated December 31, 1998 between AT&T Wireless PCS Inc. and Cincinnati Bell Wireless Company LLC (Exhibit (10)(i)(4) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(i)(4.1)	Agreement and Amendment No. 1 to Operating Agreement, dated October 16, 2003 between AT&T Wireless PCS LLC and Cincinnati Bell Wireless Company LLC (Exhibit (10)(i)(4.1) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(i)(4.2)	Agreement and Amendment No. 2 to Operating Agreement, dated August 4, 2004 between New Cingular Wireless PCS, New Cingular Wireless Services, Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Inc., Cingular Wireless LLC, and Cincinnati Bell Wireless LLC (Exhibit 10.1 to Current Report on Form 8-K, filed August 5, 2004, File No. 1-8519).

(10)(i)(4.3)	Agreement and Amendment No. 3 to Operating Agreement, dated as of February 14, 2005 between New Cingular Wireless PCS, New Cingular Wireless Services, Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Inc., Cingular Wireless LLC, and Cincinnati Bell Wireless LLC (Exhibit 10.1 to Current Report on Form 8-K, filed February 15, 2005, File No. 1-8519).

(10)(iii)(A)(1)*	Short Term Incentive Plan of Broadwing Inc., as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(2) to Form 10-Q for the three months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(2)*	Broadwing Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective July 24, 2002. (Exhibit (10)(iii)(A)(2) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(3)(i)*	Broadwing Inc. Pension Program, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(3)(ii)*	Cincinnati Bell Pension Program, as amended and restated effective March 3, 1997. (Exhibit (10)(iii)(A)(3)(ii) to Form 10-K for 1997, File No. 1-8519).

(10)(iii)(A)(4)*	Broadwing Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(5)*	Broadwing Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(6)*	Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective January 1, 2001. (Exhibit (10)(iii)(A)(6) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

Form 10-Q Part II	Cincinnati Bell Inc.

(10)(iii)(A)(7)*	Cincinnati Bell Inc. 1989 Stock Option Plan. (Exhibit (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(8)*	Employment Agreement effective December 4, 2001 between the Company and Michael W. Callaghan. (Exhibit (10)(iii)(A)(10) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(iii)(A)(8.1)*	Amendment to Employment Agreement effective February 3, 2003 between the Company and Michael W. Callaghan. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, date of report February 3, 2002, File No. 1-8519).

(10)(iii)(A)(8.2)*	Amendment to Employment Agreement effective October 22, 2003 between the Company and Michael W. Callaghan. (Original Amendment to Employment Agreement filed as Exhibit (10)(iii)(A)(9.2) to Form S-4, date of report December 10, 2003, File No. 333-111059).

(10)(iii)(A)(9)*	Employment Agreement effective January 1, 1999, between Broadwing and John F. Cassidy (incorporated by reference to Exhibit (10)(iii)(A)(8) to Form 10-K for the year ended December 31, 1999, File No. 1-8519).

(10)(iii)(A)(9.1)*	Amendment to Employment Agreement effective September 20, 2002, between Broadwing Inc. and John F. Cassidy (incorporated by reference to Exhibit (10)(iii)(A)(8) of Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(10)(iii)(A)(10)*	Employment Agreement effective January 8, 2004 between the Company and Christopher J. Wilson (Exhibit (10)(iii)(A)(13) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(11)*	Employment Agreement effective June 26, 2000 between the Company and Brian G. Keating (Exhibit (10)(iii)(A)(14) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(12)	Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K (Exhibit (10)(iii)(A)(15) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(13)*	Summary of Director Compensation for 2005 (Item 1.01 to Form 8-K, date of report February 3, 2005, File No. 1-8519).

(10)(iii)(A)(14)*	Summary of Executive Compensation (to the extent determined )for 2005 (Item 1.01 to Form 8-K, date of report February 3, 2005, File No. 1-8519).

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Form 10-Q Part II	Cincinnati Bell Inc.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

The Company’s reports on Form 10-K, 10-Q, and 8-K are available free of charge at the following website: http://www.cincinnatibell.com. The Company will furnish any other exhibit at cost.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cincinnati Bell Inc.

Date: May 10, 2005	/s/ Brian A. Ross
Brian A. Ross
Chief Financial Officer

/s/ Kurt Freyberger
Kurt Freyberger
Vice President and Controller