Form 10-Q
period 2005-06-30
CINCINNATI BELL INC
filed 2005-08-09
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

At July 31, 2005, there were 246,132,175 common shares outstanding and 155,250 shares of 6 3/4% convertible preferred shares outstanding.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$315.4	$297.0	$604.0	$599.4

Costs and expenses
Cost of services and products (excluding depreciation of $42.3, $38.1, $78.7, and $75.8 included below)	133.7	117.6	242.9	243.3
Selling, general and administrative	57.4	53.6	115.5	111.5
Depreciation	48.4	45.1	91.4	90.3
Amortization	—	0.5	—	1.0
Restructuring	—	—	—	0.2
Asset impairments and other charges (credits)	—	(0.2)	23.1	(0.1)

Total operating costs and expenses	239.5	216.6	472.9	446.2

Operating income	75.9	80.4	131.1	153.2

Minority interest expense (income)	(0.5)	1.2	(4.8)	1.3
Interest expense	49.6	50.5	100.1	101.4
Loss on extinguishment of debt	—	—	7.9	—
Other income, net	(0.7)	—	(0.2)	(0.1)

Income before income taxes	27.5	28.7	28.1	50.6
Income tax expense	57.3	13.8	61.1	24.8

Net income (loss)	(29.8)	14.9	(33.0)	25.8
Preferred stock dividends	2.6	2.6	5.2	5.2

Net income (loss) applicable to common shareowners	$(32.4)	$12.3	$(38.2)	$20.6

Net income (loss)	$(29.8)	$14.9	$(33.0)	$25.8
Other comprehensive loss, net of tax	(0.4)	(0.2)	(0.6)	(0.2)

Comprehensive income (loss)	$(30.2)	$14.7	$(33.6)	$25.6

Basic earnings (loss) per common share	$(0.13)	$0.05	$(0.16)	$0.08

Diluted earnings (loss) per common share	$(0.13)	$0.05	$(0.16)	$0.08

Weighted average common shares outstanding (millions)
Basic	245.8	245.0	245.7	245.0
Diluted	245.8	250.4	245.7	252.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$22.7	$24.9
Receivables, less allowances of $14.1 and $14.5	145.5	139.0
Materials and supplies	25.7	22.7
Deferred income tax benefits, net	52.8	51.1
Prepaid expenses and other current assets	23.6	15.5

Total current assets	270.3	253.2

Property, plant and equipment, net	821.5	857.7
Goodwill	40.9	40.9
Other intangible assets, net	35.8	35.8
Deferred income tax benefits, net	594.8	656.7
Other noncurrent assets	128.1	114.4

Total assets	$1,891.4	$1,958.7

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$24.2	$30.1
Accounts payable	61.4	58.9
Current portion of unearned revenue and customer deposits	39.8	42.5
Accrued taxes	33.4	45.4
Accrued interest	49.7	43.2
Accrued payroll and benefits	32.1	33.2
Other current liabilities	47.9	44.1

Total current liabilities	288.5	297.4

Long-term debt, less current portion	2,076.0	2,111.1
Unearned revenue, less current portion	8.1	8.9
Accrued pension and postretirement benefits	104.4	87.5
Other noncurrent liabilities	39.3	39.1

Total liabilities	2,516.3	2,544.0
Minority interest	34.4	39.2

Commitments and contingencies

Shareowners’ deficit
Preferred shares, 2,357,299 shares authorized, 155,250 shares of 6 3/4% Cumulative Preferred Stock issued and outstanding (3,105,000 depository shares)	129.4	129.4
Common shares, $.01 par value, 480,000,000 shares authorized, 253,854,608 and 253,270,244 shares issued, 245,910,441 and 245,401,480 outstanding at June 30, 2005 and December 31, 2004	2.5	2.5
Additional paid-in capital	2,933.3	2,934.5
Accumulated deficit	(3,573.0)	(3,540.0)
Accumulated other comprehensive loss	(6.1)	(5.5)
Common shares in treasury, at cost, 7,944,167 and 7,868,764 shares at June 30, 2005 and December 31, 2004	(145.4)	(145.4)

Total shareowners’ deficit	(659.3)	(624.5)

Total liabilities and shareowners’ deficit	$1,891.4	$1,958.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities
Net income (loss)	$(33.0)	$25.8

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	91.4	90.3
Amortization	—	1.0
Asset impairments and other charges (credits)	23.1	(0.1)
Loss on extinguishment of debt	7.9	—
Provision for loss on receivables	8.5	6.3
Noncash interest expense	15.5	17.6
Minority interest expense (income)	(4.8)	1.3
Deferred income tax expense, including valuation allowance change	61.0	24.3
Tax benefits from employee stock option plans	0.1	0.5
Other, net	2.1	(0.6)

Changes in operating assets and liabilities:
Increase in receivables	(15.0)	(6.0)
Increase in prepaid expenses and other current assets	(11.1)	(19.0)
Increase in accounts payable	2.5	11.4
Decrease in accrued and other current liabilities	(10.6)	(11.9)
Decrease in unearned revenue	(3.5)	(0.5)
Increase in accrued pension and postretirement benefits	16.9	7.3
Change in other assets and liabilities, net	0.2	(3.3)

Net cash provided by operating activities	151.2	144.4

Cash Flows from Investing Activities
Capital expenditures	(71.0)	(61.3)
Proceeds from sale of assets	—	1.9
Other, net	—	1.5

Net cash used in investing activities	(71.0)	(57.9)

Cash Flows from Financing Activities
Issuance of long-term debt	352.1	—
Increase in new credit facility, net	32.0	—
Repayment of previous credit facility and other debt	(442.0)	(88.1)
Debt issuance costs and consent fees	(21.0)	—
Issuance of common shares - exercise of stock options	1.7	1.8
Preferred stock dividends	(5.2)	(5.2)
Other	—	1.3

Net cash used in financing activities	(82.4)	(90.2)

Net decrease in cash and cash equivalents	(2.2)	(3.7)
Cash and cash equivalents at beginning of period	24.9	26.0

Cash and cash equivalents at end of period	$22.7	$22.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Accounting Policies

The following represents a summary of the Company’s business and accounting policies. A more detailed presentation can be found in the 2004 Annual Report on Form 10-K.

Description of Business — Cincinnati Bell Inc. (the “Company”) provides diversified telecommunications services through businesses in five segments: Local, Wireless, Hardware and Managed Services, Other and Broadband. The Broadband segment no longer has substantive, ongoing operations as a result of the sale of the related operating assets in 2003.

Basis of Presentation — The Condensed Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period presented.

The adjustments referred to above are of a normal and recurring nature except for those outlined in “Impairment of Long-Lived Assets, Other than Goodwill and Indefinite-Lived Intangibles,” “Income Taxes,” and Note 3. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.

The Condensed Consolidated Balance Sheet as of December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K. Operating results for the three month period and six month period ended June 30, 2005 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2005.

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

As part of the process of redeploying spectrum from the Company’s legacy Time Division Multiple Access (“TDMA”) wireless network to its Global System for Mobile Communications (“GSM”) network to meet increasing demand for its GSM services, the Company made the decision in the first quarter of 2005 to retire

Form 10-Q Part I	Cincinnati Bell Inc.

certain TDMA assets early in the second quarter of 2005 in order to optimize its TDMA network performance. Minimal projected cash flows were associated with these TDMA assets retired in the second quarter and, as such, the Company recorded a $22.7 million impairment charge in the first quarter of 2005. The $22.7 million impairment charge is included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Asset impairments and other charges (credits).” In the second quarter of 2005, the Company shortened its estimate of the useful life of certain of the remaining TDMA assets from the December 31, 2006 date being used. This change was based on updates to the expected rate of migration of TDMA customers to the GSM network, the effect of this migration on the reallocation of spectrum from the TDMA network to the GSM network, and the necessary deployment or retirement of network assets to optimize the quality of both the GSM and TDMA networks while the migration of customers and spectrum from the TDMA network to the GSM network is occurring. This change in estimated useful life resulted in additional depreciation expense of approximately $3.7 million for the second quarter of 2005. The Company also analyzed the remaining $33 million of TDMA assets for impairment, and found that no impairment condition exists at June 30, 2005.

Competition from new or more cost effective technologies could affect the Company’s ability to generate cash flow from its network-based services. This competition could ultimately result in an impairment of certain of the Company’s tangible or intangible assets. This could have a substantial impact on the operating results of the consolidated Company.

Stock-Based Compensation — The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Compensation cost is measured under the intrinsic value method. Stock-based employee compensation cost is not reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the difference between actual and pro forma expense, net of tax, that would have been recognized totaled $0.9 million and $2.1 million in the second quarters of 2005 and 2004, respectively, and $1.8 million and $4.1 million in the year-to-date periods ended June 30, 2005 and 2004, respectively. The following table illustrates the effect on net income (loss) and basic and diluted earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in all periods presented.

(dollars in millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)
As reported	$(29.8)	$14.9	$(33.0)	$25.8
Pro forma, net of related taxes	$(30.7)	$12.8	$(34.8)	$21.7
Basic earnings (loss) per common share:
As reported	$(0.13)	$0.05	$(0.16)	$0.08
Pro forma, net of related taxes	$(0.13)	$0.04	$(0.16)	$0.07
Numerator for basic and diluted earnings (loss) per share:
As reported	$(32.4)	$12.3	$(38.2)	$20.6
Pro forma, net of related taxes	$(33.3)	$10.2	$(40.0)	$16.5
Diluted earnings (loss) per share:
As reported	$(0.13)	$0.05	$(0.16)	$0.08
Pro forma, net of related taxes	$(0.13)	$0.04	$(0.16)	$0.07

The Company granted 135,500 and 72,000 options during the three months ended June 30, 2005 and 2004, respectively, and granted 181,700 and 390,800 options during the six months ended June 30, 2005 and 2004, respectively. The weighted average fair values at the date of grant for the Company options granted to employees were $1.09 and $0.92 for the three months ended June 30, 2005 and 2004, respectively, and were $1.11 and $1.25 for the six months ended June 30, 2005 and 2004, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

The Company granted 749,700 shares of restricted stock during the first six months of 2005, which vest after three years and the achievement of certain performance-based objectives. The fair value at the date of grant was $4.30 per share. The Company granted 140,000 shares of restricted stock during the first six months of 2004, which vest completely after two years. The fair value at the date of grant was $5.43 per share. The Company recognized $0.3 million and $0.1 million in expense in the three months ended June 30, 2005 and 2004, respectively, and $0.6 million and $0.2 million in expense in the six months ended June 30, 2005 and 2004, respectively, related to restricted stock compensation.

Income Taxes – The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. The Company believes adequate provision has been made for all open tax years. Deferred investment tax credits are being amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment. As of June 30, 2005, the Company had $647.6 million in net deferred tax assets.

On June 30, 2005, legislation was passed in the state of Ohio instituting a gross receipts tax and phasing out Ohio’s corporate franchise and income tax over a 5 year period. As a result of this legislation, the Company does not expect it will be able to realize income tax benefits associated with $44 million of deferred tax assets previously recorded, of which approximately $33 million relates to Ohio net operating losses. The remaining amount of approximately $11 million relates to the revaluation of other Ohio deferred tax assets to estimates of future realizable value. Therefore, the Company recognized additional income tax expense of approximately $44 million in the quarter ended June 30, 2005. This additional income tax expense is based upon projections of taxable income, timing of reversing temporary differences, and the Company’s current business structure. Adjustments to these estimates may be required upon changes in these underlying factors. At June 30, 2005, the Company has net state and local deferred tax assets of $29 million.

As of June 30, 2005, the Company had $1.8 billion in federal tax net operating loss carryforwards, with a deferred tax asset value of $640.4 million. The tax loss carryforwards are available to the Company to offset taxable income in current and future periods. The tax loss carryforwards will generally expire between 2011 and 2023 and are not currently limited under U. S. tax laws. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Based on current income levels and anticipated future reversal of existing temporary differences, the Company expects to utilize its federal net operating loss carryforwards within their expiration periods.

For reporting periods prior to the end of the Company’s fiscal year, the Company records income tax expense based upon an estimated annual effective tax rate, as adjusted for items affecting income taxes that are discrete to the particular quarter. The estimated annual effective tax rate is computed using statutory tax rates and an estimate of annual income before income taxes adjusted for non-deductible expenses. The Company’s non-deductible expenses include interest expense related to securities originally issued to acquire its broadband business (the “Broadband Securities”), or securities which the Company has subsequently issued to refinance the Broadband Securities. As a result of the non-deductible expenses, the Company’s effective tax rate will exceed statutory rates and the effective rate will vary inversely with the amount of its income before income taxes.

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

Form 10-Q Part I	Cincinnati Bell Inc.

of SFAS 123(R) to the beginning of the first fiscal year beginning after June 15, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS 123. Although the Company is still evaluating the impact of adopting SFAS 123(R) on its consolidated results of operations, the Company expects the impact will be material.

On April 4, 2005, FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company recognized a liability for the fair value of all conditional asset retirement obligations in accordance with SFAS 143 and FIN 47. FIN 47 did not have a material impact on the Company’s results of operations.

On May 5, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement requires retrospective application for voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions, unless it is impracticable to do so. Retrospective application results in the restatement of prior periods’ financial statements to reflect the change in accounting principle. The provisions of this statement are to be applied prospectively to accounting changes made in fiscal years beginning after December 15, 2005.

2. Restructuring Charges

December 2004 Restructuring Plan

In December 2004, the Company initiated a restructuring plan intended to improve operating efficiencies and reduce operating expenses. The plan includes a workforce reduction that will be implemented in stages, which began in the fourth quarter of 2004 and will continue in stages through December 31, 2006. The workforce reductions will be accomplished primarily through attrition and voluntary retirement incentives. The Company estimates it will eliminate 150 to 200 positions by December 31, 2005 and as many as 400 positions in total by December 31, 2006. The restructuring charge of $11.2 million in 2004 was comprised of $10.5 million in special termination benefits and $0.7 million in employee separation benefits. The special termination benefits charge of $10.5 million was recorded to the Company’s postretirement benefit obligation at December 31, 2004 (see Note 6). The Company has paid all of the employee separation benefits in cash, which totaled $0.3 million in the fourth quarter of 2004 and $0.4 million in the first quarter of 2005. The Local, Wireless and Hardware and Managed Services segments incurred fourth quarter 2004 charges of $10.5 million, $0.1 million and $0.6 million, respectively.

November 2001 Restructuring Plan

In November 2001, the Company adopted a restructuring plan which included initiatives to consolidate data centers, reduce the Company’s expense structure, exit the network construction business, eliminate other nonstrategic operations and merge the digital subscriber line (“DSL”) and certain dial-up Internet operations into the Company’s other operations. The Company completed the plan as of December 31, 2002, except for certain lease obligations which are expected to continue through June 2015. The following table illustrates the activity in this reserve from December 31, 2004 through June 30, 2005:

Type of cost (dollars in millions):	December 31, 2004	Utilizations	March 31, 2005	Utilizations	June 30, 2005
Terminate contractual obligations	$10.1	$(0.5)	$9.6	$(0.4)	$9.2

Total	$10.1	$(0.5)	$9.6	$(0.4)	$9.2

At June 30, 2005, $0.9 million of the restructuring reserve balance was included in the “Other current liabilities” and $8.3 million was included in “Other noncurrent liabilities” in the Condensed Consolidated

Form 10-Q Part I	Cincinnati Bell Inc.

Balance Sheet. At December 31, 2004, $0.7 million of the restructuring reserve balance was included in “Other current liabilities” and $9.4 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheet.

3. Debt

The Company’s debt consists of the following:

(dollars in millions)	June 30, 2005	December 31, 2004
Current portion of long-term debt:
Credit facilities, current portion	$—	$4.3
Current maturities of capital lease obligations	3.2	4.2
Current maturities of Cincinnati Bell Telephone notes	20.0	20.0
Other short-term debt	1.0	1.6

Total current portion of long-term debt	$24.2	$30.1

Long-term debt, less current portion:
Credit facilities, net of current portion	$32.0	$434.5
7 1/4% Senior Notes due 2023	50.0	50.0
Capital lease obligations, net of current portion	9.7	11.4
7 1/4% Senior Notes due 2013	500.0	500.0
7% Senior Notes due 2015*	252.9	—
Various Cincinnati Bell Telephone notes, net of current portion	230.0	230.0
16% Senior Subordinated Discount Notes due 2009	382.7	375.2
8 3/8% Senior Subordinated Notes due 2014 *	646.3	543.9
Other long-term debt	0.4	—

Total long-term debt, less current portion	2,104.0	2,145.0
Less unamortized discount, net of premiums	(28.0)	(33.9)

Total long-term debt, less current portion and net of unamortized discounts and premiums	$2,076.0	$2,111.1

Total debt	$2,100.2	$2,141.2

*	The face amount of these notes has been adjusted to mark hedged debt to fair value at June 30, 2005 and December 31, 2004.

On February 16, 2005, as part of its refinancing plan, the Company sold in a private offering $250.0 million of new 7% Senior Notes Due 2015 (the “7% Senior Notes”) and $100.0 million in additional 8 3/8% Senior Subordinated Notes Due 2014 (the “8 3/8% Notes”) (collectively, the “New Bonds”). The net proceeds from the issuance of the New Bonds together with borrowings under the Company’s new credit facility were used to repay $438.8 million in outstanding borrowings under the prior credit facility and to terminate the prior credit facility, as well as to pay all financing, consent and other fees associated with the refinancing plan. The New Bonds are fixed rate bonds to maturity.

The $100 million of 8 3/8% Notes issued in February 2005 were offered as an addition to the $540 million 8 3/8% Notes sold in November 2003. The 8 3/8% Notes sold in February 2005 and the 8 3/8% Notes sold in November 2003 constitute a single class of debt securities with the same terms.

On February 16, 2005, the Company established a new $250 million revolving credit facility which matures in February 2010. Under the terms of the new credit facility, the Company has the right to request, but no lender

Form 10-Q Part I	Cincinnati Bell Inc.

is committed to provide, an increase in the aggregate amount of the new credit facility of up to $500 million in future incremental borrowing capacity (in addition to the $250 million in initial borrowing capacity). Under the new credit facility, interest is charged based on LIBOR plus an applicable margin or the bank prime rate plus an applicable margin, at the Company’s option. The increase may be structured at the Company’s option as either term debt or additional revolving debt.

The Company used the net proceeds of approximately $345.7 million from the New Bond issues and initial direct borrowings of approximately $110.0 million from the new credit facility in order to terminate the Company’s prior credit facility and pay financing, consent and other fees associated with the refinancing plan. As of June 30, 2005, the Company had $32.0 million in outstanding borrowings under its new credit facility, and had outstanding letters of credit totaling $6.5 million, leaving $211.5 million in additional borrowing availability under its new credit facility. The Company wrote-off approximately $7.9 million in unamortized deferred financing fees associated with the prior credit facility. As of February 16, 2005, the Company’s subsidiaries that guarantee the new credit facility also unconditionally guarantee the New Bonds, the 7 1/4% Senior Notes Due 2013, the 16% Senior Subordinated Discount Notes Due 2009 (the “16% Notes”) and the 8 3/8% Notes.

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

See Note 9 for information on the Company’s announcement to refinance its 16% Notes, and refer to the Company’s 2004 Annual Report on Form 10-K and Form 10-Q for the period ended March 31, 2005 for a more detailed description of the debt instruments listed above.

The following table summarizes the Company’s maturities of debt and minimum payments under capital leases for the five years subsequent to June 30, 2005, and thereafter:

(dollars in millions)	Long-Term Debt	Capital Leases	Total Debt
For the twelve months ended June 30,
2006	21.0	3.2	24.2
2007	0.4	1.7	2.1
2008	—	0.7	0.7
2009	382.7	0.7	383.4
2010	32.0	0.8	32.8
Thereafter	1,679.2	5.8	1,685.0

Total debt	2,115.3	12.9	2,128.2
Less unamortized discounts, net of premiums	(28.0)	—	(28.0)

Total debt, net of discounts and premiums	$2,087.3	$12.9	$2,100.2

Form 10-Q Part I	Cincinnati Bell Inc.

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

(dollars and shares in millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(29.8)	$14.9	$(33.0)	$25.8
Preferred stock dividends	2.6	2.6	5.2	5.2

Numerator for basic and diluted EPS - net income (loss) applicable to common shareowners	$(32.4)	$12.3	$(38.2)	$20.6

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	245.8	245.0	245.7	245.0
Stock options and warrants	—	5.3	—	6.9
Stock-based compensation arrangements	—	0.1	—	0.1

Denominator for diluted EPS	245.8	250.4	245.7	252.0

Basic and diluted EPS	$(0.13)	$0.05	$(0.16)	$0.08

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

During the second quarter, the Company committed to pay a vendor for the expansion of one of its data center facilities. As of June 30, 2005, the Company has recorded fixed assets of approximately $6 million with a corresponding liability in “Other current liabilities” as no cash has been paid. This obligation is expected to be financed as a long-term capital lease in the third quarter of 2005.

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

Form 10-Q Part I	Cincinnati Bell Inc.

reduced prices for certain services provided by Convergys and reduced the Company’s annual commitment in 2004 and 2005 to $35.0 million excluding certain third party costs, from $45.0 million. The Company paid a total amount of $37.5 million under the contract in 2004, and $18 million in the first six months of 2005. Beginning in 2006, the minimum commitment will be reduced by 5% annually.

Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes that are not predictable with reasonable assurance.

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

On December 1, 2003, lead plaintiffs filed their amended consolidated complaint on behalf of purchasers of the Company’s securities between January 17, 2001 and May 21, 2002, inclusive. This amended complaint contained a number of new allegations. Cincinnati Bell Inc. was added as a defendant in this amended filing. The Company’s motion to dismiss was filed on February 6, 2004. Plaintiffs filed their opposition on April 14, 2004 and the Company filed its reply on June 1, 2004.

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

In re Broadwing Inc. Derivative Complaint, (Garlich v. Broadwing Inc., et al), Hamilton County Court of Common Pleas, Case No. A0302720.

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

On October 22, 2003, a putative consolidated class action complaint was filed in the U.S. District Court for the Southern District of Ohio. The Company filed its motion to dismiss on February 6, 2004. Plaintiffs filed their opposition on April 2, 2004, and the Company filed its reply on May 17, 2004.

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

Other

During 2004, a class action complaint against Cincinnati Bell Wireless Company and Cincinnati Bell Wireless, LLC (“CBW”) was filed in Hamilton County, Ohio. The complaint alleges that the plaintiff and all similarly-situated customers of CBW were wrongfully assessed roaming charges for wireless phone calls made or received within CBW’s Home Service Area and/or within major metropolitan areas on the AT&T Wireless Network. On January 31, 2005, a similar class action complaint against CBW was filed in Kenton County, Kentucky. The allegations raised and damages sought by plaintiffs in the Kenton County action are very similar to those in the Hamilton County action.

During the second quarter of 2005, a tentative settlement agreement was reached in the above referenced Cincinnati Bell Wireless class action complaints. With the proposed settlement, the Company would establish a fund capped at $6 million from which customers who qualify and submit a claim would receive a voucher of up to $50 toward certain Cincinnati Bell services. Customers who can demonstrate that they had applicable roaming charges in excess of $100 are eligible to be reimbursed for up to half of such charges in lieu of the $50 voucher. This settlement did not have a significant impact on the Company’s results of operations in 2005.

Form 10-Q Part I	Cincinnati Bell Inc.

Variable Interest Entities

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

6. Pension and Postretirement Plans

The actuarial expense calculation for the Company’s postretirement health plan is based on numerous assumptions, estimates and judgments including health care cost trend rates and cap-related cost sharing. The Company’s collectively bargained-for labor contracts have historically had limits on the Company-funded portion of retiree medical costs (referred to as “caps”). However, the Company had waived the premiums in excess of the caps for both bargained-for retirees and management retirees who retired during the contract period. Prior to December 31, 2004, the Company’s actuarial calculation of retiree medical costs included the assumption that the caps were in place in accordance with the terms of the collectively bargained-for agreement.

Effective December 31, 2004, based on its past practice of waiving the retiree medical cost caps, the Company began accounting for its retiree medical benefit obligation for bargained-for and management retirees who retire during the current and future contract periods as if there were no caps. Primarily due to this change, the Company’s postretirement medical expense increased to $21 million in the first half of 2005 as compared to $11 million in the first half of 2004. The Company expected to recognize postretirement medical expense of $44 million for the full year 2005 as compared to $22 million in 2004.

In May 2005, the Company reached agreement with bargained-for employees as to the terms of a new labor contract. These new terms include a cap on medical costs to be paid by the Company for retirees. Contrary to past practice, no agreement was made to waive the cap. However, the new cap increases annually over the life of the labor agreement. Based on this new agreement, effective June 1, 2005, the Company modified its assumptions for the actuarial calculation of retiree medical costs, including the implementation of a cap that increases annually with expected inflation. As a result of this change, the Company expects that its postretirement medical expense will be approximately $40 million for the full year 2005.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), beginning in 2006, will provide a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that will be available under Medicare. The amount of the federal subsidy will be based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000. On May 19, 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”). FSP No. 106-2 clarified that the federal subsidy provided under the Act should be accounted for as an actuarial gain in calculating the postretirement benefit obligation and annual postretirement expense. Based on its current understanding of the Act, the Company determined that a substantial portion of the prescription drug benefits provided under its postretirement benefit plan would be deemed actuarially equivalent to the benefits provided under Medicare Part D. Effective July 1, 2004, the Company prospectively adopted FSP No. 106-2 and remeasured its postretirement benefit obligation as of that date to account for the federal subsidy, the effects of which resulted in a $10.3 million reduction in the Company’s postretirement benefit obligation and a $1.1 million reduction in the Company’s 2004 postretirement expense. The effect in the first six months of 2005 was approximately a

Form 10-Q Part I	Cincinnati Bell Inc.

$3 million reduction in the Company’s postretirement expense. On January 21, 2005, the Department of Health and Human Services issued final federal regulations on the determination of actuarial equivalence of the federal subsidy, which were not substantially different from the proposed rules.

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

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans. Pension and postretirement benefit expense follows:

(dollars in millions) Three Months Ended June 30,	Pension Benefits		Postretirement and Other Benefits
	2005	2004	2005	2004
Service cost	$2.1	$1.9	$1.1	$0.5
Interest cost on projected benefit obligation	6.8	6.6	5.8	4.1
Expected return on plan assets	(9.5)	(10.3)	(1.4)	(1.6)
Amortization of:
Transition (asset)/obligation	(0.2)	(0.4)	1.0	1.0
Prior service cost	0.8	0.8	3.1	0.9
Net (gain)/loss	0.3	(0.2)	0.3	0.5

Pension and Postretirement (income) expense	$0.3	$(1.6)	$9.9	$5.4

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions) Six Months Ended June 30,	2005	2004	2005	2004
Service cost	$4.1	$4.1	$2.6	$1.1
Interest cost on projected benefit obligation	13.7	13.5	11.7	8.4
Expected return on plan assets	(19.0)	(20.7)	(2.7)	(3.2)
Amortization of:
Transition (asset)/obligation	(0.5)	(0.9)	2.1	2.1
Prior service cost	1.6	1.6	6.5	1.9
Net (gain)/loss	0.7	(0.4)	0.7	1.0

Pension and Postretirement (income) expense	$0.6	$(2.8)	$20.9	$11.3

Form 10-Q Part I	Cincinnati Bell Inc.

7. Business Segment Information

The Company is organized into five business segments: Local, Wireless, Hardware and Managed Services, Other and Broadband, on the basis of offering distinct products and services. These segments are aligned with specific subsidiaries of the Company.

The Local segment provides local voice telephone service, including dozens of enhanced custom calling features, and data services to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. The segment consists of two operating subsidiaries: Cincinnati Bell Telephone (“CBT”), which is the incumbent local exchange carrier (“ILEC”) in the greater Cincinnati area, and Cincinnati Bell Extended Territories (“CBET”), which is a competitive local exchange carrier (“CLEC”) north of CBT’s operating area and in greater Dayton.

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

The Hardware and Managed Services segment provides data center collocation, IT consulting services, and telecommunications and computer equipment in addition to their related installation and maintenance primarily to enterprises located within the Local segment’s operating area. This segment is comprised of the operations within Cincinnati Bell Technology Solutions (“CBTS”). In March 2004, CBTS sold certain operating assets, which were generally residing outside of the Company’s operating area for approximately $3.2 million in cash. During the second quarter of 2004, CBTS paid $1.3 million to the buyer of the assets in working capital adjustments related to the sale.

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

The Broadband segment no longer has any substantive, on-going operations because, in 2003, the Company sold substantially all of its broadband assets, which were reported in the Broadband segment. The Broadband segment previously provided data and voice communications services nationwide over approximately 18,700 route miles of fiber-optic transmission facilities.

Form 10-Q Part I	Cincinnati Bell Inc.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment. The Company’s business segment information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2005	2004	2005	2004
Revenue
Local	$189.6	$189.6	$379.7	$380.5
Wireless	60.3	67.1	121.5	131.2
Hardware and managed services	54.5	28.1	81.6	62.5
Other	19.6	19.0	38.7	37.8
Intersegment	(8.6)	(6.8)	(17.5)	(12.6)

Total revenue	$315.4	$297.0	$604.0	$599.4

Intersegment revenue
Local	$6.1	$4.9	$12.6	$9.2
Wireless	0.7	0.6	1.3	1.1
Hardware and managed services	1.0	1.2	2.1	2.1
Other	0.8	0.1	1.5	0.2

Total intersegment revenue	$8.6	$6.8	$17.5	$12.6

Operating income (loss)
Local	$70.1	$70.7	$140.1	$141.7
Wireless	(1.5)	6.6	(21.7)	7.7
Hardware and managed services	4.3	3.3	6.7	6.3
Other	7.1	2.6	13.1	5.0
Broadband	1.4	0.3	2.6	1.4
Corporate	(5.5)	(3.1)	(9.7)	(8.9)

Total operating income	$75.9	$80.4	$131.1	$153.2

Capital expenditures
Local	$25.1	$21.8	$46.0	$41.1
Wireless	14.2	12.1	19.8	15.5
Hardware and managed services	3.5	0.2	4.5	0.5
Other	0.2	3.9	0.7	4.2

Total capital expenditures	$43.0	$38.0	$71.0	$61.3

Depreciation and amortization
Local	$26.8	$29.8	$53.9	$59.7
Wireless	20.2	15.2	35.2	30.2
Hardware and managed services	0.6	0.2	1.0	0.4
Other	0.5	0.3	0.9	0.7
Corporate	0.3	0.1	0.4	0.3

Total depreciation and amortization	$48.4	$45.6	$91.4	$91.3

Assets (at June 30, 2005 and December 31, 2004)
Local	$710.7	$717.1
Wireless	300.9	371.6
Hardware and managed services	83.8	60.8
Other	103.3	124.1
Broadband	2.9	2.9
Corporate and eliminations	689.8	682.2

Total assets	$1,891.4	$1,958.7

Form 10-Q Part I	Cincinnati Bell Inc.

8. Supplemental Guarantor Information

Cincinnati Bell Telephone Notes

CBT, a wholly owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), has $250.0 million in notes outstanding that are guaranteed by Cincinnati Bell Inc. and no other subsidiaries of Cincinnati Bell Inc. The guarantee is full and unconditional. Substantially all of the Parent Company’s income and cash flow is generated by its subsidiaries. Generally, funds necessary to meet the Parent Company’s debt service obligations are provided by distributions or advances from its subsidiaries.

Form 10-Q Part I	Cincinnati Bell Inc.

The following information sets forth the condensed consolidating statements of operations and cash flows for the three month and six month periods ended June 30, 2005 and 2004 and condensed consolidating balance sheets of the Company as of June 30, 2005 and December 31, 2004 of (1) Cincinnati Bell Inc., the Parent Company and guarantor (2) CBT, the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

(dollars in millions)

	Three Months Ended June 30, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$189.6	$134.4	$(8.6)	$315.4
Operating costs and expenses	5.5	119.5	123.1	(8.6)	239.5

Operating income (loss)	(5.5)	70.1	11.3	—	75.9

Equity in earnings of subsidiaries	1.6	—	—	(1.6)	—
Interest expense	45.4	4.4	6.9	(7.1)	49.6
Other expense (income), net	(6.9)	(0.8)	(0.6)	7.1	(1.2)

Income (loss) before income taxes	(42.4)	66.5	5.0	(1.6)	27.5
Income tax expense (benefit)	(12.6)	30.7	39.2	—	57.3

Net income (loss)	(29.8)	35.8	(34.2)	(1.6)	(29.8)
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$(32.4)	$35.8	$(34.2)	$(1.6)	$(32.4)

	Three Months Ended June 30, 2004
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$189.6	$114.2	$(6.8)	$297.0
Operating costs and expenses	3.1	118.9	101.4	(6.8)	216.6

Operating income (loss)	(3.1)	70.7	12.8	—	80.4

Equity in earnings of subsidiaries	45.2	—	—	(45.2)	—
Interest expense	46.1	4.4	4.2	(4.2)	50.5
Other expense (income), net	(4.1)	—	1.1	4.2	1.2

Income (loss) before income taxes	0.1	66.3	7.5	(45.2)	28.7
Income tax expense (benefit)	(14.8)	25.7	2.9	—	13.8

Net income (loss)	14.9	40.6	4.6	(45.2)	14.9
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$12.3	$40.6	$4.6	$(45.2)	$12.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations

(dollars in millions)

	Six Months Ended June 30, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$379.7	$241.8	$(17.5)	$604.0
Operating costs and expenses	9.7	239.6	241.1	(17.5)	472.9

Operating income (loss)	(9.7)	140.1	0.7	—	131.1

Equity in earnings of subsidiaries	31.4	—	—	(31.4)	—
Interest expense	91.4	8.4	13.5	(13.2)	100.1
Other expense (income), net	(3.8)	(1.6)	(4.9)	13.2	2.9

Income (loss) before income taxes	(65.9)	133.3	(7.9)	(31.4)	28.1
Income tax expense (benefit)	(32.9)	57.6	36.4	—	61.1

Net income (loss)	(33.0)	75.7	(44.3)	(31.4)	(33.0)
Preferred stock dividends	5.2	—	—	—	5.2

Net income (loss) applicable to common shareowners	$(38.2)	$75.7	$(44.3)	$(31.4)	$(38.2)

	Six Months Ended June 30, 2004
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$380.5	$231.5	$(12.6)	$599.4
Operating costs and expenses	8.9	238.8	211.1	(12.6)	446.2

Operating income (loss)	(8.9)	141.7	20.4	—	153.2

Equity in earnings of subsidiaries	87.8	—	—	(87.8)	—
Interest expense	92.9	8.7	8.0	(8.2)	101.4
Other expense (income), net	(8.3)	0.1	1.2	8.2	1.2

Income (loss) before income taxes	(5.7)	132.9	11.2	(87.8)	50.6
Income tax expense (benefit)	(31.5)	51.9	4.4	—	24.8

Net income (loss)	25.8	81.0	6.8	(87.8)	25.8
Preferred stock dividends	5.2	—	—	—	5.2

Net income (loss) applicable to common shareowners	$20.6	$81.0	$6.8	$(87.8)	$20.6

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

(dollars in millions)

	As of June 30, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$21.2	$1.0	$0.5	$—	$22.7
Receivables, net	3.2	63.7	78.6	—	145.5
Other current assets	15.0	29.7	73.7	(16.3)	102.1

Total current assets	39.4	94.4	152.8	(16.3)	270.3
Property, plant and equipment, net	0.5	605.7	215.3	—	821.5
Goodwill and other intangibles, net	—	—	76.7	—	76.7
Investments in and advances to subsidiaries	998.4	—	—	(998.4)	—
Other noncurrent assets	356.9	10.6	437.4	(82.0)	722.9

Total assets	$1,395.2	$710.7	$882.2	$(1,096.7)	$1,891.4

Current portion of long-term debt	$—	$23.1	$1.1	$—	$24.2
Accounts payable	0.1	36.2	25.1	—	61.4
Other current liabilities	75.7	62.8	38.9	25.5	202.9

Total current liabilities	75.8	122.1	65.1	25.5	288.5
Long-term debt, less current portion	1,836.4	239.1	0.5	—	2,076.0
Other noncurrent liabilities	142.3	73.2	60.1	(123.8)	151.8
Intercompany payables	—	23.6	517.1	(540.7)	—

Total liabilities	2,054.5	458.0	642.8	(639.0)	2,516.3
Minority interest	—	—	34.4	—	34.4
Shareowners’ equity (deficit)	(659.3)	252.7	205.0	(457.7)	(659.3)

Total liabilities and shareowners’ equity (deficit)	$1,395.2	$710.7	$882.2	$(1,096.7)	$1,891.4

	As of December 31, 2004
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$22.7	$1.4	$0.8	$—	$24.9
Receivables, net	2.4	67.6	69.0	—	139.0
Other current assets	13.5	24.6	62.6	(11.4)	89.3

Total current assets	38.6	93.6	132.4	(11.4)	253.2
Property, plant and equipment, net	0.9	612.0	244.8	—	857.7
Goodwill and other intangibles, net	—	—	76.7	—	76.7
Investments in and advances to subsidiaries	1,065.2	—	—	(1,065.2)	—
Other noncurrent assets	346.0	11.5	522.5	(108.9)	771.1

Total assets	$1,450.7	$717.1	$976.4	$(1,185.5)	$1,958.7

Current portion of long-term debt	$4.3	$24.1	$1.7	$—	$30.1
Accounts payable	0.2	34.6	24.1	—	58.9
Other current liabilities	76.9	75.2	54.5	1.8	208.4

Total current liabilities	81.4	133.9	80.3	1.8	297.4
Long-term debt, less current portion	1,870.2	240.7	0.2	—	2,111.1
Other noncurrent liabilities	123.6	67.0	67.0	(122.1)	135.5
Intercompany payables	—	23.9	549.9	(573.8)	—

Total liabilities	2,075.2	465.5	697.4	(694.1)	2,544.0
Minority interest	—	—	39.2	—	39.2
Shareowners’ equity (deficit)	(624.5)	251.6	239.8	(491.4)	(624.5)

Total liabilities and shareowners’ equity (deficit)	$1,450.7	$717.1	$976.4	$(1,185.5)	$1,958.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

(dollars in millions)

	Six Months Ended June 30, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(20.1)	$123.0	$48.3	$—	$151.2

Capital expenditures	—	(46.0)	(25.0)	—	(71.0)
Other investing activities	—	—	—	—	—

Cash flows used in investing activities	—	(46.0)	(25.0)	—	(71.0)

Capital contributions	98.1	(74.8)	(23.3)	—	—
Issuance of long-term debt and new credit facility, net	384.0	—	0.1	—	384.1
Repayment of previous credit facility and other debt	(439.0)	(2.6)	(0.4)	—	(442.0)
Issuance of common shares - exercise of stock options	1.7	—	—	—	1.7
Other financing activities	(26.2)	—	—	—	(26.2)

Cash flows provided by (used in) financing activities	18.6	(77.4)	(23.6)	—	(82.4)

Increase (decrease) in cash and cash equivalents	(1.5)	(0.4)	(0.3)	—	(2.2)
Beginning cash and cash equivalents	22.7	1.4	0.8	—	24.9

Ending cash and cash equivalents	$21.2	$1.0	$0.5	$—	$22.7

	Six Months Ended June 30, 2004
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(12.4)	$122.3	$34.5	$—	$144.4

Capital expenditures	—	(41.1)	(20.2)	—	(61.3)
Other investing activities	—	1.5	1.9	—	3.4

Cash flows used in investing activities	—	(39.6)	(18.3)	—	(57.9)

Capital contributions	99.5	(83.2)	(16.3)	—	—
Repayment of previous credit facility and other debt	(87.8)	(0.3)	—	—	(88.1)
Issuance of common shares - exercise of stock options	1.8	—	—	—	1.8
Other financing activities	(5.0)	1.1	—	—	(3.9)

Cash flows provided by (used in) financing activities	8.5	(82.4)	(16.3)	—	(90.2)

Increase (decrease) in cash and cash equivalents	(3.9)	0.3	(0.1)	—	(3.7)
Beginning cash and cash equivalents	23.5	1.7	0.8	—	26.0

Ending cash and cash equivalents	$19.6	$2.0	$0.7	$—	$22.3

Form 10-Q Part I	Cincinnati Bell Inc.

7 1/4% Senior Notes Due 2013, 7% Senior Notes Due 2015, and 8 3/8% Senior Subordinated Notes Due 2014

The Company’s 7 1/4% Senior Notes Due 2013, 7% Notes Due 2015, and 8 3/8% Senior Subordinated Notes Due 2014 are guaranteed by the following subsidiaries: Cincinnati Bell Public Communications Inc., Cincinnati Bell Entertainment Inc. (f/k/a ZoomTown.com Inc.), Cincinnati Bell Complete Protection Inc., BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless Holdings LLC, BCSI Inc., BCSIVA Inc., BRCOM Inc., BRWL LLC, BRWSVCS LLC, Cincinnati Bell Technology Solutions Inc., IXC Business Services LLC, and IXC Internet Services Inc. Each guarantor is 100% owned directly or indirectly by the Parent Company, and the guarantees are full and unconditional and joint and several. Substantially all of the Parent Company’s income and cash flow is generated by its subsidiaries. Generally, funds necessary to meet the Parent Company’s debt service obligations are provided by distributions or advances from its subsidiaries.

Form 10-Q Part I	Cincinnati Bell Inc.

The following information sets forth the condensed consolidating statements of operations and cash flows for the three month and six month periods ended June 30, 2005 and 2004 and the condensed consolidating balance sheets of the Company as of June 30, 2005 and December 31, 2004 of (1) Cincinnati Bell Inc., the Parent Company and issuer (2) the guarantor subsidiaries on a combined basis and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

(dollars in millions)

	Three Months Ended June 30, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$87.3	$236.7	$(8.6)	$315.4
Operating costs and expenses	5.5	74.5	168.1	(8.6)	239.5

Operating income (loss)	(5.5)	12.8	68.6	—	75.9
Equity in earnings (loss) of subsidiaries	1.6	(2.3)	—	0.7	—
Interest expense and other financing costs	45.4	6.4	4.9	(7.1)	49.6
Other expense (income), net	(6.9)	(0.7)	(0.7)	7.1	(1.2)

Income (loss) before income taxes	(42.4)	4.8	64.4	0.7	27.5
Income tax expense (benefit)	(12.6)	35.4	34.5	—	57.3

Net income (loss)	(29.8)	(30.6)	29.9	0.7	(29.8)
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$(32.4)	$(30.6)	$29.9	$0.7	$(32.4)

	Three Months Ended June 30, 2004
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$61.8	$242.0	$(6.8)	$297.0
Operating costs and expenses	3.1	55.5	164.8	(6.8)	216.6

Operating income (loss)	(3.1)	6.3	77.2	—	80.4
Equity in earnings (loss) of subsidiaries	45.2	5.6	—	(50.8)	—
Interest expense and other financing costs	46.1	3.5	5.1	(4.2)	50.5
Other expense (income), net	(4.1)	1.2	(0.1)	4.2	1.2

Income (loss) before income taxes	0.1	7.2	72.2	(50.8)	28.7
Income tax expense (benefit)	(14.8)	0.1	28.5	—	13.8

Net income (loss)	14.9	7.1	43.7	(50.8)	14.9
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$12.3	$7.1	$43.7	$(50.8)	$12.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations

(dollars in millions)

	Six Months Ended June 30, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$146.8	$474.7	$(17.5)	$604.0
Operating costs and expenses	9.7	124.7	356.0	(17.5)	472.9

Operating income (loss)	(9.7)	22.1	118.7	—	131.1
Equity in earnings (loss) of subsidiaries	31.4	(23.9)	—	(7.5)	—
Interest expense and other financing costs	91.4	12.2	9.7	(13.2)	100.1
Other expense (income), net	(3.8)	(5.2)	(1.3)	13.2	2.9

Income (loss) before income taxes	(65.9)	(8.8)	110.3	(7.5)	28.1
Income tax expense (benefit)	(32.9)	29.4	64.6	—	61.1

Net income (loss)	(33.0)	(38.2)	45.7	(7.5)	(33.0)
Preferred stock dividends	5.2	—	—	—	5.2

Net income (loss) applicable to common shareowners	$(38.2)	$(38.2)	$45.7	$(7.5)	$(38.2)

	Six Months Ended June 30, 2004
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$130.5	$481.5	$(12.6)	$599.4
Operating costs and expenses	8.9	118.1	331.8	(12.6)	446.2

Operating income (loss)	(8.9)	12.4	149.7	—	153.2
Equity in earnings (loss) of subsidiaries	87.8	6.3	—	(94.1)	—
Interest expense and other financing costs	92.9	6.9	9.8	(8.2)	101.4
Other expense (income), net	(8.3)	1.1	0.2	8.2	1.2

Income (loss) before income taxes	(5.7)	10.7	139.7	(94.1)	50.6
Income tax expense (benefit)	(31.5)	(1.3)	57.6	—	24.8

Net income (loss)	25.8	12.0	82.1	(94.1)	25.8
Preferred stock dividends	5.2	—	—	—	5.2

Net income (loss) applicable to common shareowners	$20.6	$12.0	$82.1	$(94.1)	$20.6

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

(dollars in millions)

	As of June 30, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$21.2	$0.2	$1.3	$—	$22.7
Receivables, net	3.2	66.6	75.7	—	145.5
Other current assets	15.0	84.3	35.2	(32.4)	102.1

Total current assets	39.4	151.1	112.2	(32.4)	270.3
Property, plant and equipment, net	0.5	35.2	785.8	—	821.5
Goodwill and other intangibles, net	—	10.3	66.4	—	76.7
Investments in and advances to subsidiaries	998.4	236.1	—	(1,234.5)	—
Other noncurrent assets	356.9	437.1	10.9	(82.0)	722.9

Total assets	$1,395.2	$869.8	$975.3	$(1,348.9)	$1,891.4

Current portion of long-term debt	$—	$1.1	$23.1	$—	$24.2
Accounts payable	0.1	27.2	34.1	—	61.4
Other current liabilities	75.7	30.4	87.4	9.4	202.9

Total current liabilities	75.8	58.7	144.6	9.4	288.5
Long-term debt, less current portion	1,836.4	0.5	239.1	—	2,076.0
Other noncurrent liabilities	142.3	47.7	85.6	(123.8)	151.8
Intercompany payables	—	511.9	98.3	(610.2)	—

Total liabilities	2,054.5	618.8	567.6	(724.6)	2,516.3
Minority interest	—	34.4	—	—	34.4
Shareowners’ equity (deficit)	(659.3)	216.6	407.7	(624.3)	(659.3)

Total liabilities and shareowners’ equity (deficit)	$1,395.2	$869.8	$975.3	$(1,348.9)	$1,891.4

	As of December 31, 2004
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$22.7	$0.2	$2.0	$—	$24.9
Receivables, net	2.4	54.4	82.2	—	139.0
Other current assets	13.5	57.9	29.3	(11.4)	89.3

Total current assets	38.6	112.5	113.5	(11.4)	253.2
Property, plant and equipment, net	0.9	26.6	830.2	—	857.7
Goodwill and other intangibles, net	—	10.3	66.4	—	76.7
Investments in and advances to subsidiaries	1,065.2	274.2	—	(1,339.4)	—
Other noncurrent assets	346.0	523.0	11.0	(108.9)	771.1

Total assets	$1,450.7	$946.6	$1,021.1	$(1,459.7)	$1,958.7

Current portion of long-term debt	$4.3	$1.7	$24.1	$—	$30.1
Accounts payable	0.2	31.4	27.3	—	58.9
Other current liabilities	76.9	27.7	102.0	1.8	208.4

Total current liabilities	81.4	60.8	153.4	1.8	297.4
Long-term debt, less current portion	1,870.2	0.2	240.7	—	2,111.1
Other noncurrent liabilities	123.6	55.2	78.8	(122.1)	135.5
Intercompany payables	—	545.6	111.7	(657.3)	—

Total liabilities	2,075.2	661.8	584.6	(777.6)	2,544.0
Minority interest	—	39.2	—	—	39.2
Shareowners’ equity (deficit)	(624.5)	245.6	436.5	(682.1)	(624.5)

Total liabilities and shareowners’ equity (deficit)	$1,450.7	$946.6	$1,021.1	$(1,459.7)	$1,958.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

(dollars in millions)

	Six Months Ended June 30, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(20.1)	$35.7	$135.6	$—	$151.2

Capital expenditures	—	(6.0)	(65.0)	—	(71.0)
Other investing activities	—	—	—	—	—

Cash flows provided by (used in) investing activities	—	(6.0)	(65.0)	—	(71.0)

Capital contributions	98.1	(29.4)	(68.7)	—	—
Issuance of long-term debt and new credit facility, net	384.0	0.1	—	—	384.1
Repayment of previous credit facility and other debt	(439.0)	(0.4)	(2.6)	—	(442.0)
Issuance of common shares - exercise of stock options	1.7	—	—	—	1.7
Other financing activities	(26.2)	—	—	—	(26.2)

Cash flows provided by (used in) financing activities	18.6	(29.7)	(71.3)	—	(82.4)

Increase (decrease) in cash and cash equivalents	(1.5)	—	(0.7)	—	(2.2)
Beginning cash and cash equivalents	22.7	0.2	2.0	—	24.9

Ending cash and cash equivalents	$21.2	$0.2	$1.3	$—	$22.7

	Six Months Ended June 30, 2004
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(12.4)	$54.3	$102.5	$—	$144.4

Capital expenditures	—	(5.4)	(55.9)	—	(61.3)
Other investing activities	—	1.9	1.5	—	3.4

Cash flows provided by (used in) investing activities	—	(3.5)	(54.4)	—	(57.9)

Capital contributions	99.5	(50.8)	(48.7)	—	—
Repayment of previous credit facility and other debt	(87.8)	—	(0.3)	—	(88.1)
Issuance of common shares - exercise of stock options	1.8	—	—	—	1.8
Other financing activities	(5.0)	—	1.1	—	(3.9)

Cash flows provided by (used in) financing activities	8.5	(50.8)	(47.9)	—	(90.2)

Increase (decrease) in cash and cash equivalents	(3.9)	—	0.2	—	(3.7)
Beginning cash and cash equivalents	23.5	0.2	2.3	—	26.0

Ending cash and cash equivalents	$19.6	$0.2	$2.5	$—	$22.3

9. Subsequent Event – Extinguishment of 16% Senior Subordinated Discount Notes due 2009

On August 8, 2005, the Company announced that it has entered into an agreement to repurchase all of its outstanding 16% Notes. The Company expects to pay approximately $448 million, including accrued interest, to repurchase the 16% Notes, which will result in a third quarter pre-tax loss on extinguishment of debt of approximately $92 million (approximately $60 million net of income taxes). The Company expects to finance the repurchase of the 16% Notes with new senior secured bank debt. The Company’s obligation to repurchase the 16% Notes is conditioned upon, among other things, the completion of the new financing. This refinancing will reduce annual interest expense by approximately $45 million to $50 million, which includes non-cash interest expense of approximately $25 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, and those discussed in the Form 10-K for the year ended December 31, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

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

Income Taxes – The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. The Company believes adequate provision has been made for all open tax years. Deferred investment tax credits are being amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment. As of June 30, 2005, the Company had $647.6 million in net deferred tax assets.

On June 30, 2005, legislation was passed in the state of Ohio instituting a gross receipts tax and phasing out Ohio’s corporate franchise and income tax over a 5 year period. As a result of this legislation, the Company does not expect it will be able to realize income tax benefits associated with $44 million of deferred tax assets previously recorded, of which approximately $33 million relates to Ohio net operating losses. The remaining amount of approximately $11 million relates to the revaluation of other Ohio deferred tax assets to estimates of future realizable value. Therefore, the Company recognized additional income tax expense of approximately $44 million in the quarter ended June 30, 2005. This additional income tax expense is based upon projections of taxable income, timing of reversing temporary differences, and the Company’s current business structure. Adjustments to these estimates may be required upon changes in these underlying factors. At June 30, 2005, the Company has net state and local deferred tax assets of $29 million.

As of June 30, 2005, the Company had $1.8 billion in federal tax net operating loss carryforwards, with a deferred tax asset value of $640.4 million. The tax loss carryforwards are available to the Company to offset taxable income in current and future periods. Considering the effect of the loss on extinguishment of the 16% Notes to be recorded in the third quarter (see Note 9 to the condensed consolidated financial statements), the Company expects to utilize approximately $35 million of gross federal tax net operating loss carryforwards during 2005. The tax loss carryforwards will generally expire between 2011 and 2023 and are not currently limited under U. S. tax laws. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Based on current income levels and anticipated future reversal of existing temporary differences, the Company expects to utilize its federal net operating loss carryforwards within their expiration periods.

For reporting periods prior to the end of the Company’s fiscal year, the Company records income tax expense based upon an estimated annual effective tax rate, as adjusted for items affecting income taxes that are discrete to the particular quarter. The estimated annual effective tax rate is computed using statutory tax rates and an estimate of annual income before income taxes adjusted for non-deductible expenses. The Company’s non-deductible expenses include interest expense related to securities originally issued to acquire its broadband business (the “Broadband Securities”), or securities which the Company has subsequently issued to refinance the Broadband Securities. As a result of the non-deductible expenses, the Company’s effective tax rate will exceed statutory rates and the effective rate will vary inversely with the amount of its income before income taxes.

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

The Company estimates the useful lives of plant and equipment in order to determine the amount of depreciation expense to be recorded during any reporting period. The majority of the Local segment plant and equipment is depreciated using the group method, which develops a depreciation rate (annually) based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. The estimated life of the group changes as the composition of the group of assets and their related lives change. Such estimated life of the group is based on historical experience with similar assets, as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated, or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than expected, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation expense in future periods. A one-year decrease or increase in the useful life of these assets would increase or decrease annual depreciation expense by approximately $16 million and $11 million, respectively. The Company reviews these types of assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairments, the Company follows the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

During the fourth quarter of 2003, the Company revised the estimated economic useful life of its legacy Time Division Multiple Access (“TDMA”) wireless network due to the expected migration of its TDMA customer base to its Global System for Mobile Communications (“GSM”) network. In the fourth quarter of 2003, the Company shortened its estimate of the remaining economic useful life of its TDMA network to December 31, 2006.

Subsequently, as part of the process of redeploying spectrum from the Company’s legacy TDMA wireless network to its GSM network to meet unexpected increasing demand for its GSM services, the Company made the decision in the first quarter of 2005 to retire certain TDMA assets early in the second quarter of 2005 in order to optimize its TDMA network performance. Minimal projected cash flows were associated with these TDMA assets retired in the second quarter and, as such, the Company recorded a $22.7 million impairment charge in the first quarter of 2005. The $22.7 million impairment charge is included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Asset impairments and other charges (credits).” In the second quarter of 2005, the Company shortened its estimate of the useful life of certain of the remaining TDMA assets from the December 31, 2006 date being used. This change was based on updates to the expected rate of migration of TDMA customers to the GSM network, the effect of this migration on the reallocation of spectrum from the TDMA network to the GSM network, and the necessary deployment or retirement of network assets to optimize the quality of both the GSM and TDMA networks while the migration of customers and spectrum from the TDMA network to the GSM network is occurring. This change in estimated useful life resulted in additional depreciation expense of approximately $3.7 million for the second quarter of 2005. The Company also analyzed the remaining $33 million of TDMA assets for impairment, and found that no impairment condition exists at June 30, 2005. Also, in the second quarter, the Company reduced the previously estimated useful life of specific GSM assets that will be replaced in 2005 as part of the Company’s continued initiative to improve GSM network quality, for an additional charge in the quarter of $1.3 million. If technological change were to occur more rapidly than expected, it may have the effect of shortening the estimated depreciable life of other network and operating assets that the Company employs. This could have a substantial impact on the consolidated depreciation expense and net income of the consolidated Company.

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

Pursuant to SFAS 142, goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. No events indicating impairment were noted during the second quarter of 2005. For goodwill, a two-step impairment test is performed. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is in excess of the implied fair value of that goodwill, then an impairment loss is recognized equal to that excess. For indefinite-lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Pension and Postretirement Benefits– The actuarial expense calculation for the Company’s postretirement health plan is based on numerous assumptions, estimates and judgments including health care cost trend rates and cap-related cost sharing. The Company’s collectively bargained-for labor contracts have historically had limits on the Company-funded portion of retiree medical costs (referred to as “caps”). However, the Company had waived the premiums in excess of the caps for both bargained-for retirees and management retirees who retired during the contract period. Prior to December 31, 2004, the Company’s actuarial calculation of retiree medical costs included the assumption that the caps were in place in accordance with the terms of the collectively bargained-for agreement.

Effective December 31, 2004, based on its past practice of waiving the retiree medical cost caps, the Company began accounting for its retiree medical benefit obligation for bargained-for and management retirees who retire during the current and future contract periods as if there were no caps. Primarily due to this change, the Company’s postretirement medical expense increased to $21 million in the first half of 2005 as compared to $11 million in the first half of 2004. The Company expected to recognize postretirement medical expense of $44 million for the full year 2005 as compared to $22 million in 2004.

In May 2005, the Company reached agreement with bargained-for employees as to the terms of a new labor contract. These new terms include a cap on medical costs to be paid by the Company for retirees. Contrary to past practice, no agreement was made to waive the cap. However, the new cap increases annually over the life of the labor agreement. Based on this new agreement, effective June 1, 2005, the Company modified its assumptions for the actuarial calculation of retiree medical costs, including the implementation of a cap that increases annually with expected inflation. As a result of this change, the Company expects that its postretirement medical expense will be approximately $40 million for the full year 2005.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), beginning in 2006, will provide a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that will be available under Medicare. The amount of the federal subsidy will be based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000. On May 19, 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”). FSP No. 106-2 clarified that the federal subsidy provided under the Act should be accounted for as an actuarial gain in calculating the postretirement benefit obligation and annual postretirement expense. Based on its current understanding of the Act, the Company determined that a substantial portion of the prescription drug benefits provided under its postretirement benefit plan would be deemed actuarially equivalent to the benefits provided under Medicare Part D. Effective July 1, 2004, the Company prospectively adopted FSP No. 106-2 and remeasured its postretirement benefit obligation as of that date to account for the federal subsidy, the effects of which resulted in a $10.3 million reduction in the Company’s postretirement benefit obligation and a $1.1 million reduction in the Company’s 2004 postretirement expense. The effect in the first six months of 2005 was approximately a $3 million reduction in the Company’s postretirement expense. On January 21, 2005, the Department of Health and Human Services issued final federal regulations on the determination of actuarial equivalence of the federal subsidy, which were not substantially different from the proposed rules.

During 2004, special termination benefits of $10.5 million were included in the benefit obligation. These special termination benefits related to the 2004 restructuring plan and were offered to certain employees eligible for retirement.

Results of Operations

The financial results for the three and six months ended June 30, 2005 and 2004 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) on page 1 of this quarterly report on Form 10-Q. Results for interim periods may not be indicative of the results for the full year.

Refer to Discussion of Operating Segment Results on page 34 of this Report on Form 10-Q for detailed discussion of operating results by segment.

CONSOLIDATED OVERVIEW

Revenue

Consolidated revenue totaled $315.4 million in the second quarter of 2005, an increase of $18.4 million, or 6.2%, compared to the second quarter of 2004. The increase was due to a $23.4 million increase in equipment sales in the Hardware and Managed Services (“HMS”) segment, partially offset by a $6.8 million decrease in the Wireless segment revenue. This increase in HMS equipment sales relates primarily to computer hardware purchases by customers of the Company’s data center services. This revenue is cyclical and will not likely be achieved consistently in future periods.

For the six-month period ended June 30, 2005, revenue totaled $604.0 million, as compared to $599.4 million for the same period in 2004, an increase of $4.6 million, or 0.8%. A $30.0 million increase in collocation, equipment, and services revenue related to the Company’s data center business in the HMS segment and a $4.4 million increase in long distance revenue in the Company’s Other segment more than offset a $9.7 million decrease in Wireless segment revenue and $21.8 million of revenue generated in the first half of 2004 and not repeated in the first half of 2005 as the result of the sale or disposition of non-strategic, low-margin producing assets in the HMS and Other segments.

Costs and Expenses

Cost of services and products sold totaled $133.7 million for the second quarter of 2005, an increase of $16.1 million over the same period in 2004. The increase is due primarily to the $21.5 million cost of products associated with the large equipment sales in the HMS segment discussed above and $3.8 million in additional labor costs, primarily due to post-retiree expenses, partially offset by a $3.9 million decrease in roaming expenses in the Wireless segment related to lower negotiated rates, a $3.0 million reduction in the long distance cost of products in the Other segment related to the installation of switching equipment and lower negotiated rates for transport, and a $2.6 million reduction in operating taxes primarily related to the elimination of the Ohio gross receipts tax in the third quarter of 2004 (see “Critical Accounting Policies and Estimates - Income Taxes” for discussion of legislation that reinstituted the gross receipts tax in the current year).

For the first six months of 2005 and 2004, cost of services and products sold was consistent at $243 million. A $26.4 million increase in cost of services and products sold in the HMS segment due to the increase in collocation, equipment, and services revenue related to the Company’s data center business and $9.2 million in additional labor costs primarily due to post-retiree expenses largely offset a $19.2 million decrease in cost of services and products sold related to revenues associated with sold and disposed assets, a $7.9 million reduction in operating taxes primarily related to the elimination of the Ohio gross receipts tax, a $7.2 million decrease in roaming expenses in the Wireless segment related to lower negotiated rates, and a $6.4 million reduction in the long distance costs of products in the Other segment related to the installation of switching equipment and lower negotiated rates of transport.

Selling, general, and administrative expenses (“SG&A”) increased to $57.4 million in the second quarter of 2005, compared to $53.6 million in the second quarter of 2004. SG&A increased to $115.5 million for 2005 year-to-date, as compared to $111.5 million for the first half of 2004. The additional expenses are attributed to increases of $4.9 million for the second quarter of 2005 and $7.3 million for the first half of 2005 in labor costs, including post-retiree expenses. As a percentage of revenue, these costs were comparable to the prior year periods.

Depreciation expense for the three months ended June 30, 2005 was $48.4 million, an increase of $3.3 million, or 7.3%, from 2004. This increase is primarily due to $3.7 million of accelerated depreciation for planned Wireless TDMA asset retirements. Depreciation expense for the first six months of 2005 and 2004 was $91.4 million and $90.3 million, respectively, as $5.8 million of decreased Local segment depreciation offset $6.0 million of increased Wireless depreciation primarily related to the acceleration of depreciation for the TDMA assets.

Operating income for the quarter was $75.9 million, a decrease of $4.5 million compared to 2004. Year-to-date operating income was $131.1 million for 2005, as compared to $153.2 million in 2004.

During the first quarter of 2005, the Company recorded a $22.7 million impairment charge as a result of its decision to retire certain TDMA assets in connection with its redeployment of spectrum used on the TDMA network to the GSM network.

The minority interest caption relates to the 19.9% minority interest of Cingular in the net income of Cincinnati Bell Wireless LLC (“CBW”). The TDMA asset impairment charge discussed above gives rise to CBW losses in 2005, and the minority interest income add back of $0.5 million in the second quarter and $4.8 million in the first six months of 2005 represents Cingular’s portion of the CBW losses.

Interest expense decreased to $49.6 million for the second quarter of 2005, compared to $50.5 million for the same period in 2004. For the first six months of 2005 and 2004, interest expense was $100.1 million and $101.4 million, respectively. This decrease is a result of the Company’s debt reduction as compared to June 30, 2004.

Loss on extinguishment of debt of $7.9 million in the current year was due to the write-off of unamortized deferred financing fees associated with the previously existing credit facilities, which were terminated in February 2005 with the proceeds of the New Bonds and the new credit facility.

Income tax expense was $57.3 million in the second quarter of 2005, compared to $13.8 million in the second quarter of 2004. Income tax expense was $61.1 million for the first six months of 2005, compared to $24.8 million for the same period of 2004. The increase is primarily the result of legislation that was passed on June 30, 2005 in the state of Ohio instituting a gross receipts tax and phasing out Ohio’s corporate franchise and income tax over a 5 year period. As a result of this legislation, the Company does not expect it will be able to realize state income tax benefits associated with $44 million of deferred tax assets previously recorded, $33 million of which relate to Ohio net operating losses. Therefore, the Company reduced deferred tax assets and increased income tax expense by $44 million in the quarter ended June 30, 2005. This income tax expense increase was partially offset by reduced taxes due to the Company’s lower pre-tax income. Excluding the effect of the change in state tax laws and the expected extinguishment of the 16% Notes in the third quarter (see Note 9 to the condensed consolidated financial statements), the Company estimates that its effective income tax rate will be approximately 50% for the full year 2005, which differs from the federal statutory rate primarily due to certain non-deductible interest expense.

Discussion of Operating Segment Results

LOCAL

The Local segment provides local voice telephone service, including enhanced custom calling features, and data services, which include dedicated network access, Gigabit Ethernet (“Gig-E”) and Asynchronous Transfer Mode (“ATM”) based data transport, and DSL and dial-up Internet access, to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. These services are provided primarily by CBT, which operates as the Incumbent Local Exchange Carrier (“ILEC”) in its operating territory of approximately 2,400 square miles within an approximate 25-mile radius of Cincinnati, Ohio. CBT’s network includes 681 Synchronous Optical Network (“SONET”) rings and 2,211 fiber network miles, has full digital switching capability and can provide data transmission services to approximately 90% of its addressable access lines via Digital Subscriber Line (“DSL”).

Outside of its ILEC territory, the Local segment provides these services through Cincinnati Bell Extended Territories (“CBET”), which operates as a competitive local exchange carrier (“CLEC”) both in the communities north of CBT and in the greater Dayton market. The Local segment provides service on its own network and by purchasing Unbundled Network Elements (“UNE-L’s” or “loop”) or UNE-platform (“UNE-P” or “platform”) from the ILEC. CBET provides service either completely on its own network or through UNE-L to approximately 75% of its customer base, and expects to migrate substantially all of its Dayton market customers to UNE-L by the end of 2005. The Local segment links its Cincinnati and Dayton geographies through its fiber networks, which provides route diversity via two separate routes.

	(Unaudited)				(Unaudited)
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Revenue
Voice	$126.4	$130.8	$(4.4)	(3)%	$254.4	$261.4	$(7.0)	(3)%
Data	54.2	50.4	3.8	8%	107.3	100.7	6.6	7%
Other services	9.0	8.4	0.6	7%	18.0	18.4	(0.4)	(2)%

Total revenue	189.6	189.6	—	0%	379.7	380.5	(0.8)	(0)%

Operating costs and expenses:
Cost of services and products	59.0	55.8	3.2	6%	116.7	112.1	4.6	4%
Selling, general and administrative	33.7	33.3	0.4	1%	69.0	66.8	2.2	3%
Depreciation	26.8	29.8	(3.0)	(10)%	53.9	59.7	(5.8)	(10)%
Restructuring	—	—	—	0%	—	0.2	(0.2)	(100)%

Total operating costs and expenses	119.5	118.9	0.6	1%	239.6	238.8	0.8	0%

Operating income	$70.1	$70.7	$(0.6)	(1)%	$140.1	$141.7	$(1.6)	(1)%

Operating margin	37.0%	37.3%		0 pts	36.9%	37.2%		0 pts

Revenue

Voice revenue, which includes local service, switched access, information services and value-added services revenues, of $126.4 million and $254.4 million in the second quarter and first six months of 2005, respectively, decreased 3% in both periods, or $4.4 million and $7.0 million, respectively, compared to the second quarter and first six months of 2004. Revenues decreased due to the loss of local service primarily as a result of a 3.4% decrease in access lines in service as well as the loss of value added service revenue primarily as a result of bundle discounts.

Access lines within the segment’s ILEC territory decreased 46,000, or 5%, from 960,000 at June 30, 2004 to 914,000 at June 30, 2005, which the Company believes results from several factors including customers electing to use wireless communication (“wireless substitution”) in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. In March 2004, the Company expanded its product suite in Dayton, Ohio and began to target market voice services to residential and small business customers. This helped to increase CLEC access lines by 13,000 lines from June 30, 2004, bringing total access lines outside its ILEC service territory to 32,000, which is 3.4% of the Company’s total access lines at June 30, 2005.

Data revenue consists of data transport, high-speed Internet access (including DSL), dial-up Internet access, digital trunking and Local Area Network (“LAN”) interconnection services. Revenue in the second quarter of 2005 was $54.2 million, representing a $3.8 million, or 8%, increase compared to the second quarter of 2004. Internet-based revenue, high-speed DSL and dial-up access increased $2.3 million in 2005 due to a 27,000 subscriber increase from the second quarter of 2004, to 145,000 DSL subscribers at June 30, 2005. As of June 30, 2005, CBT’s penetration of addressable access lines was approximately 19%, up from 15% at June 30, 2004. During the first six months of 2005, revenue increased $6.6 million, or 7%, compared to the first six months of 2004, of which, $4.6 million was a result of an increase of internet-based revenue due primarily to DSL subscriber increases.

The Company believes that its rate of access line loss would have been greater and its increase in DSL subscribers would have been less without the success of its “Super Bundle”, Custom ConnectionsSM. The Company added 21,000 Super Bundle subscribers during the first six months of 2005, bringing total subscribership to 144,000 and penetration of residential access lines to 24%. The Company’s Super Bundle offers local, long distance, wireless, DSL and the Company’s value-added service package, Complete Connections®, on a single bill at a price lower than that at which the customer could buy all of the services individually. An aggressive marketing campaign and the favorable bundled pricing associated with Custom ConnectionsSM has increased the demand for the Company’s ZoomTown DSL offering, which added 14,000 customers in the first six months of 2005, growing 23% compared to June 30, 2004, to 145,000 subscribers. As a result of this growth, total lines to the customer (defined as access lines plus DSL subscribers) as of June 30, 2005 decreased only slightly compared to June 30, 2004.

Costs and Expenses

Cost of services and products increased $3.2 million, or 6%, to $59.0 million in the second quarter of 2005 compared to the same period in 2004 and increased $4.6 million, or 4%, in the first six months of 2005 compared to the same period in 2004. The increase is a result of higher labor expense ($4.5 million for the second quarter, $10.7 million for the first six months of 2005), primarily due to higher costs associated with the Company’s postretirement liability (see “Pension and Postretirement Benefits” in Critical Accounting Policies and Estimates above), and increased network costs of $2.7 million for the second quarter of 2005 and $4.4 million for the first six months of 2005, partially offset by decreased operating taxes of $4.3 million and $10.8 million for the second quarter and first six months of 2005, respectively. Beginning with the third quarter of 2004, CBT has not been subject to Ohio franchise taxes based on gross receipts, but instead is subject to state and local income tax and is included in the combined Ohio state income tax return with other Cincinnati Bell operating companies. See “Critical Accounting Policies and Estimates—Income Taxes” for discussion of recently passed Ohio tax legislation that will impact the Company’s future state income tax expense and operating tax expense.

In the second quarter of 2005, SG&A expenses increased slightly by $0.4 million, or 1%, compared to the second quarter of 2004, and increased by $2.2 million, or 3%, for the first six months of 2005 compared to the same period in 2004. The increase is primarily due to higher expense associated with the Company’s postretirement liability.

Depreciation expense of $26.8 million decreased $3.0 million, or 10%, in the second quarter of 2005 compared to the second quarter of 2004, and decreased $5.8 million, or 10%, to $53.9 million for the first six months of 2005 compared to the same period in 2004. The decreases were primarily due to changes in depreciation rates used as a result of updated estimates of the depreciable assets’ useful lives.

Operating Income

As a result of the above, operating income decreased by $0.6 million, or 1%, to $70.1 million in the second quarter of 2005 compared to $70.7 million in the second quarter of 2004. Operating income remained relatively flat at $140.1 million in the first six months of 2005 compared to $141.7 million in the first six months of 2004. Operating margins also remained substantially flat at margins of 37.0% in the second quarter and 36.9% for the first six months of 2005 compared to margins of 37.3% and 37.2% for the same periods in 2004.

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

Since October 2003, CBW has deployed service on both Time Division Multiple Access (“TDMA”) and Global System for Mobile Communications and General Packet Radio Service (“GSM”) technologies.

TDMA is CBW’s legacy technology and provides both voice and short message service (“SMS”) data services. GSM technology, to which CBW is migrating its subscriber base, provides, in addition to voice communication and SMS, enhanced wireless data communication services, such as mobile web browsing, internet access, email and picture messaging. In the first quarter of 2005, the Company completed its upgrade to enhanced data rates for GSM evolution (“EDGE”), which required only software upgrades to deliver higher speeds of data transmission and capacity. Based on current estimates, the Company expects to operate its TDMA network through 2006.

	(Unaudited)					(Unaudited)
	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2005	2004	$ Change	% Change		2005	2004	$ Change	% Change
Revenue
Service	$55.3	$62.9	$(7.6)	(12)%		$110.9	$123.2	$(12.3)	(10)%
Equipment	5.0	4.2	0.8	19%		10.6	8.0	2.6	33%

Total revenue	60.3	67.1	(6.8)	(10)%		121.5	131.2	(9.7)	(7)%

Operating costs and expenses:
Cost of services and products	28.0	32.0	(4.0)	(13)%		57.3	65.4	(8.1)	(12)%
Selling, general and administrative	13.6	13.3	0.3	2%		27.0	25.5	1.5	6%
Depreciation	20.2	14.7	5.5	37%		35.2	29.2	6.0	21%
Amortization	—	0.5	(0.5)	(100)%		—	1.0	(1.0)	(100)%
Asset impairments and other charges	—	—	—	0%		23.7	2.4	21.3	n/m

Total operating costs and expenses	61.8	60.5	1.3	2%		143.2	123.5	19.7	16%

Operating income (loss)	$(1.5)	$6.6	$(8.1)	(123)%		$(21.7)	$7.7	$(29.4)	n/m

Operating margin	(2.5)%	9.8%		(12	) pts	(17.9)%	5.9%		(24	) pts

Operating metrics
Postpaid ARPU*	$47.43	$52.15	$(4.72)	(9)%		$46.58	$50.84	$(4.26)	(8)%
Prepaid ARPU*	$21.49	$18.87	$2.62	14%		$21.90	$19.82	$2.08	10%

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue, excluding roaming revenue, by the average subscriber base for the period. Collocation revenues are not included in calculation of ARPU.

Revenue

Wireless segment revenue decreased $6.8 million, or 10%, to $60.3 million during the second quarter of 2005 compared to the second quarter of 2004 and decreased $9.7 million, or 7%, to $121.5 million for the first six months of 2005 compared to the same period in 2004. The decreases are primarily a result of decreases in subscriber and roaming revenue, partially offset by increases in equipment sales.

Subscriber service revenue declined $7.6 million, or 12%, during the second quarter of 2005 and declined $12.3 million for the first six months of 2005. The decrease for the second quarter 2005 was primarily due to lower revenues for postpaid subscriber service of $7.5 million and for roaming revenue of $2.6 million, partially offset by an increase in prepaid subscriber service revenue of $1.7 million and the inclusion of tower co-location revenues of $0.8 million. The decrease for the six months ended June 30, 2005 was primarily due to lower revenues for postpaid subscriber service of $12.0 million and for roaming revenue of $4.4 million, partially offset by an increase in prepaid subscriber service revenue of $2.7 million and the inclusion of tower collocation revenues of $1.4 million.

The postpaid subscriber service revenue decrease of $7.5 million was comprised of $4.2 million due to a $4.72 decrease in postpaid ARPU, excluding roaming revenue, in 2005, caused by customer migrations to lower priced GSM rate plans and bundling plans, and $3.3 million due to a 7% decrease in average subscribers, primarily caused by network quality problems encountered in 2004 at the early stages of the Company’s network migration from TDMA to GSM. The decrease for the six months ended June 30, 2005 compared to 2004 was due to reasons consistent with those for the quarter. Average monthly customer churn was 2.21% in the second quarter of 2005 compared to 1.95% in the second quarter of 2004. At June 30, 2005, CBW had 296,200 postpaid subscribers.

The decrease in CBW’s roaming revenue is primarily a result of decreased minutes of use and a decrease in revenue per roaming minute. As a result of the merger between Cingular and AT&T Wireless Services Inc., CBW expects to lose substantially all of its roaming revenue in 2005 as Cingular customers begin roaming on Cingular’s network versus CBW’s network. As a part of CBW’s Agreement with Cingular, CBW expects to substantially offset the effect of this lost roaming revenue through a rate reduction on the cost of its roaming minutes purchased from Cingular. During the second quarter of 2005 compared to the second quarter of 2004, roaming expense decreased $3.9 million as compared to a $2.6 million decrease in roaming revenue. For the first six months of 2005 compared to the same period in 2004, roaming expense decreased $7.2 million as compared to a $4.4 million decrease in roaming revenue.

The $1.7 million increase in prepaid service revenue in the second quarter of 2005 compared to the second quarter of 2004 is primarily due to a $2.62 ARPU increase from $18.87 to $21.49. This ARPU increase is primarily a result of a $1.82 data ARPU increase to $5.09 in the second quarter of 2005. The $2.7 million increase for the six months ended June 30, 2005 compared to 2004 was due to reasons consistent with those for the quarter. As of June 30, 2005, prepaid subscribers totaled approximately 172,900, a 2% decrease over June 30, 2004. Average monthly prepaid customer churn was 5.80% and was comparable to the first quarter of 2005 and slightly higher than the 5.05% in the second quarter of 2004. Total wireless subscribers at June 30, 2005 were approximately 469,000, of which 62% were on the Company’s GSM network. The Company’s 469,000 subscribers represent 14% of the population in CBW’s licensed operating territory.

Revenues from equipment sales increased by $0.8 million in the second quarter of 2005 and by $2.6 million for the first six months of 2005 compared to the same periods in 2004. The increases were due to reductions in handset subsidies.

Costs and Expenses

Cost of services and products consists largely of network operation costs, incollect expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), interconnection expenses and cost of handsets and accessories sold. These costs and expenses decreased $4.0 million, or 13%, to $28.0 million during the second quarter of 2005 and decreased $8.1 million, or 12%, to $57.3 million during the first six months of 2005 compared to the same periods in 2004. The decreases are due primarily to a $3.9 million decrease for the second quarter of 2005 and $7.2 million for the first six months of 2005 in the roaming rate expense for calls outside the Company’s network.

SG&A expenses include certain customer acquisition expenses, including advertising, distribution and promotional expenses. SG&A expenses remained relatively flat at $13.6 million for the second quarter of 2005. SG&A expenses increased by $1.5 million during the first six months of 2005 compared to the same period in 2004 due to an increase in bad debt expense.

As part of the process of redeploying spectrum from the Company’s legacy Time Division Multiple Access (“TDMA”) wireless network to its Global System for Mobile Communications (“GSM”) network to meet unexpected increasing demand for its GSM services, the Company made the decision in the first quarter of 2005 to retire certain TDMA assets early in the second quarter of 2005 in order to optimize its TDMA network performance. Minimal projected cash flows were associated with these TDMA assets retired in the second quarter and, as such, the Company recorded a $22.7 million impairment charge in the first quarter of 2005. The $22.7 million impairment charge is included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Asset impairments and other charges (credits).” In the second quarter of 2005, the Company shortened its estimate of the useful life of certain of the remaining TDMA assets from the December 31, 2006 date being used. This change was based on updates to the expected rate of migration of TDMA customers to the GSM network, the effect of this migration on the reallocation of spectrum from the TDMA network to the GSM network, and the necessary deployment or retirement of network assets to optimize the quality of both the GSM and TDMA networks while the migration of customers and spectrum from the TDMA network to the GSM network is occurring. This change in estimated useful life resulted in additional depreciation expense of approximately $3.7 million for the second quarter of 2005. The Company analyzed the remaining $33 million of TDMA assets for impairment, and found that no impairment condition exists at June 30, 2005. Also, in the second quarter, the Company reduced the previously estimated useful life of specific GSM assets that will be replaced in 2005 as part of the Company’s continued initiative to improve GSM network quality, resulting in an additional depreciation charge in the quarter of $1.3 million. Wireless incurred a $2.4 million charge in the first three months of 2004 to write-down certain intangible assets.

Operating Income (Loss)

As a result of the above items, operating income (loss) decreased $8.1 million to a loss of $1.5 million for the second quarter of 2005 and decreased $29.4 million to a loss of $21.7 million for the first six months in 2005 compared to the same periods in 2004. The operating margins decreased 12 points and 24 points to a negative 2.5% and a negative 17.9% in the second quarter and first six months of 2005, respectively, compared to the same periods in 2004.

HARDWARE AND MANAGED SERVICES

The Hardware and Managed Services segment provides data center collocation, IT consulting services, outsourced management, installation and maintenance and the sale of telecommunications and computer equipment. The Hardware and Managed Services is comprised of the operations within CBTS. In March 2004, CBTS sold certain operating assets, which were generally residing outside of the Company’s area, for approximately $3.2 million in cash.

	(Unaudited)					(Unaudited)
	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2005	2004	$ Change	% Change		2005	2004	$ Change	% Change
Revenue
Hardware	$38.1	$14.7	$23.4	159%		$50.4	$32.9	$17.5	53%
Managed Services	16.4	13.4	3.0	22%		31.2	29.6	1.6	5%

Total revenue	54.5	28.1	26.4	94%		81.6	62.5	19.1	31%

Operating costs and expenses
Cost of services and products	45.1	21.3	23.8	112%		65.4	48.2	17.2	36%
Selling, general and administrative	4.5	3.3	1.2	36%		8.6	8.7	(0.1)	(1)%
Depreciation	0.6	0.2	0.4	200%		1.0	0.4	0.6	150%
Asset impairments and other charges (credits)	—	—	—	0%		(0.1)	(1.1)	1.0	(91)%

Total operating costs and expenses	50.2	24.8	25.4	102%		74.9	56.2	18.7	33%

Operating income	$4.3	$3.3	$1.0	30%		$6.7	$6.3	$0.4	6%

Operating margin	7.9%	11.7%		(4	) pts	8.2%	10.1%		(2	) pts

Revenue

Hardware revenue is generated by the reselling of major manufacturers’ IT, data and telephony equipment. Hardware revenue of $38.1 million during the second quarter of 2005 increased $23.4 million compared to the second quarter of 2004. This increase was due to large data center and related equipment sales totaling $23.1 million. The hardware sales increase of $17.5 million from the six months ended June 30, 2004 includes the second quarter data center and related equipment sales and other increased equipment sales, partially offset by a $14.6 million decrease in equipment sales due to the sale of out-of-territory assets in March 2004.

Managed services revenue consists of the sale of outsourced technology resources, leveraging assets within the Company, including but not limited to, data center assets, and revenue of technical services and maintenance directly related to the sale of IT, data and telephony equipment. The CBTS business model links the capability to sell a wide range of equipment from various manufacturers along with the Company’s technical and infrastructure capability to offer complete technology solutions for the small, medium, and large business customer. In the second quarter of 2005, managed services revenue of $16.4 million increased $3.0 million, or 22%, compared to second quarter of 2004. For the first six months of 2005, revenues of $31.2 million increased $1.6 million, or 5%, compared to the same period in 2004. This increase was primarily due to increases in data center revenue generated by CBTS’ newly operational data center facilities.

Costs and Expenses

Cost of services and products amounted to $45.1 million in the second quarter of 2005, a $23.8 million increase compared to the second quarter of 2004, and $65.4 million for the first six months of 2005, a $17.2 million increase compared to the same period in 2004. The large data center and related equipment sales contributed additional costs of $21.5 million in the second quarter of 2005. Regarding the first half, increased cost of services and products of $28.4 million associated with the increased first half hardware sales were partially offset by a decrease of $13.8 million in cost of services and products for out-of-territory assets sold in March 2004.

SG&A expenses increased $1.2 million, or 36%, to $4.5 million in the second quarter of 2005 compared to the same period in 2004. The increase is attributed to increased sales commissions and other performance-based compensation as a result of the revenue and earnings increases during the quarter. During the six month period ended June 30, 2005, the increases in sales commissions and other performance-based compensation were offset by decreases in SG&A as a result of the sale of out-of-territory assets in March 2004.

Depreciation expense of $0.6 million for the second quarter of 2005 and $1.0 million for the first six months of 2005 increased from $0.2 million and $0.4 million, for the same periods in 2004, respectively. The increase in depreciation expense is due to capital asset additions associated with data center services.

Operating Income

The Hardware and Managed Services segment recorded operating income of $4.3 million during the second quarter of 2005 and $6.7 million for the first six months of 2005 compared to $3.3 million and $6.3 million for the same periods in 2004. Although the operating income increased during both periods discussed, the segment’s operating margin decreased from 11.7% in the second quarter of 2004 to 7.9% in the second quarter of 2005 and from 10.1% in the first six months of 2004 to 8.2% in the first six months of 2005. The margin decrease is due to an increased proportion of equipment sales, which has lower operating margins than the service revenue.

OTHER

The Other segment combines the operations of Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Complete Protection (“CBCP”) and Cincinnati Bell Public Communications Inc. (“Public”). CBAD resells long distance voice services and audio-conferencing, CBCP provides security monitoring for consumers and businesses as well as related hardware, and Public provides public payphone services. In the fourth quarter of 2004, the Company sold its payphone assets located at correctional institutions and those outside of the Company’s operating area. During the same quarter, the Company discontinued offering security monitoring hardware to business customers without the related service monitoring.

	(Unaudited)				(Unaudited)
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Revenue	$19.6	$19.0	$0.6	3%	$38.7	$37.8	$0.9	2%

Operating costs and expenses:
Cost of services and products	8.3	12.9	(4.6)	(36)%	17.1	26.0	(8.9)	(34)%
Selling, general and administrative	3.7	3.2	0.5	16%	7.6	6.1	1.5	25%
Depreciation	0.5	0.3	0.2	67%	0.9	0.7	0.2	29%

Total costs and expenses	12.5	16.4	(3.9)	(24)%	25.6	32.8	(7.2)	(22)%

Operating income	$7.1	$2.6	$4.5	173%	$13.1	$5.0	$8.1	162%

Operating margin	36.2%	13.7%		+ 23 pts	33.9%	13.2%		+ 21 pts

Revenue

Other segment revenue of $19.6 million in the second quarter of 2005 increased $0.6 million, or 3%, compared to the second quarter of 2004. Revenue of $38.7 million for the first six months of 2005 increased $0.9 million, or 2%, compared to the same period in 2004.

CBAD’s revenue increased $2.2 million, or 14%, in the second quarter of 2005 compared to the second quarter of 2004 and increased $4.4 million, or 14%, for the first six months of 2005 compared to the same period in 2004. Approximately 50% of the increases relate to business products such as dedicated access and audio conferencing. The remaining increases are the result of subscribed access lines, related usage increases from the growth of unlimited long distance plans within the Company’s service bundles and other services. CBAD had 566,000 subscribed access lines as of June 30, 2005 in the Cincinnati and Dayton, Ohio operating areas. The Company’s market share has increased as a function of the Local segment’s lines in service for which a long distance carrier has been chosen for residential and business access lines. CBAD’s residential and business market share increased in the second quarter of 2005 to approximately 79% and 50%, respectively, from 73% and 46%, respectively, at June 30, 2004.

CBCP and Public’s revenue decreased $1.6 million in the second quarter of 2005 and $3.5 million in the first six months of 2005 compared to the same periods in 2004 due to the Company’s sale or exiting of businesses as noted above.

Costs and Expenses

Cost of services and products totaled $8.3 million in the second quarter of 2005 and $17.1 million in the first six months of 2005, representing a decrease of 36% and 34%, respectively, compared to the same periods in 2004. This resulted primarily from $3.0 million and $6.4 million respective decreases as a result of lower costs per long distance minute due to the installation of long distance switching equipment in June 2004, and the renegotiation of wholesale transport rates in June 2004 and June 2005. Cost of services and products have also decreased an additional $1.6 million and $3.0 million over the respective time periods as a result of sold and exited businesses.

SG&A expenses increased slightly to $3.7 million in the second quarter of 2005 compared to the second quarter of 2004. SG&A expenses increased to $7.6 million for the first six months of 2005 compared to $6.1 million for the same period in 2004. A significant portion of the increase was associated with software development costs at CBAD.

Operating Income

As a result of the items above, the Other segment reported operating income of $7.1 million in the second quarter of 2005 and $13.1 million in the first six months of 2005, increases of $4.5 million and $8.1 million, respectively, compared to the same periods in 2004. Operating margin showed similar improvements, increasing 23 points and 21 points to margins of 36.2% in the second quarter of 2005 and to 33.9% in the first six months of 2005, respectively.

BROADBAND

During 2003, the Company completed the sale of substantially all of its Broadband assets and, in connection with the sale, retained certain Broadband obligations. During the second quarter of 2005 and the first six months of 2005, the Company relieved approximately $2.0 million and $2.4 million, respectively, of obligations related to the Broadband segment. Additionally, during the second quarter and first six months of 2005, Broadband operating income increased by $1.1 million and $1.2 million to $1.4 million and $2.6 million, respectively. The increase was related to the settlement of operating tax issues and proceeds from the sale of assets previously written off.

Labor Contract Ratification

On June 10, 2005, employees represented by the Communications Workers of America (“CWA”) ratified a three-year labor agreement extending through May 10, 2008. The new contract affects approximately 1,700 members of the CWA Locals 4400 and 4401. Terms of the new labor contract include:

•	Base pay increases for union employees of 1.75% retroactive to May 8, 2005, 2.75% effective May 14, 2006, and 3.0% effective May 13, 2007. The previous contract provided 2.0% base pay increases every six months.

•	Establishment of health reimbursement accounts for future retirees with an annual account balance and a 3% inflation factor. To the extent the actual cost of health care premiums for a future retiree exceeds the value credited to their account, the retiree will be responsible for the difference. See Note 6 to the condensed consolidated financial statements for further information.

•	Contribution increases of 10% to the union employees’ pension plan.

The Company expects this contract will result in expense trends that are favorable to the previous labor contract.

Financial Condition, Liquidity, and Capital Resources

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

Financing Transactions and Credit Facilities

On August 8, 2005, the Company announced that it has entered into an agreement to repurchase all of its outstanding 16% Notes. The Company expects to pay approximately $448 million, including accrued interest, to repurchase the 16% Notes, which will result in a third quarter pre-tax loss on extinguishment of debt of approximately $92 million (approximately $60 million net of income taxes). The Company expects to finance the repurchase of the 16% Notes with new senior secured bank debt. The Company’s obligation to repurchase the 16% Notes is conditioned upon, among other things, the completion of the new financing. This refinancing will reduce annual interest expense by approximately $45 million to $50 million, which includes non-cash interest expense of approximately $25 million.

In early 2005, the Company completed the first stage of its refinancing plan, the primary objective of which was to provide for financial flexibility with regard to the extinguishment of its 16% Notes. On February 16, 2005, the Company concurrently sold $250 million aggregate principal amount of new 7% Senior Notes due 2015 and an additional $100 million aggregate principal amount of the Company’s previously issued 8  3/8% Notes due 2014 (collectively, the “New Bonds”). The net proceeds from the offering of the New Bonds, together with initial borrowings under the Company’s new credit facility, were used to repay and terminate all of the outstanding borrowings under the prior credit facilities of $438.8 million and to pay the consent fees associated with an amendment to its 7¼% Senior Notes due 2013 of $9.7 million. Additionally, the Company wrote-off approximately $7.9 million in unamortized deferred financing fees associated with the prior credit facility.

Also as part of the refinancing plan, on February 16, 2005, the Company entered into a new $250 million revolving credit facility. The credit facility will terminate and be payable in February 2010. The Company has a right to request, but no lender is committed to provide, an increase in the aggregate amount of the credit facility, up to $500 million in incremental borrowings, which may be structured at the Company’s option as term debt or revolving debt. The credit facility and the New Bonds are guaranteed by all of the Company’s existing and future subsidiaries, excluding CBT, CBET, certain immaterial subsidiaries, and, as long as it is not wholly owned, CBW. The credit facility is also secured by certain assets and by pledges of the equity interests in the Company’s subsidiaries, except for certain subsidiaries of CBT, certain immaterial subsidiaries, and CBW, as long as it is not wholly owned.

The Company is subject to financial covenants in association with its credit facility entered into in February 2005. These financial covenants require that the Company maintain certain leverage ratios, interest coverage and fixed charge ratios. The facilities also contain certain covenants which, among other things, may restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company were in default under its credit facilities, no additional borrowings under the credit facilities would be available until the default was waived or cured. The Company’s ability to borrow was not compromised as a result of any such default as of the date of this filing.

Voluntary prepayments of borrowings under the credit facilities and voluntary reductions of the unutilized parts of the credit facilities’ commitments are, subject to proper notice, permitted at any time. The Company expects to use cash flows generated by its operations and in excess of investing activities to reduce outstanding indebtedness.

The Company does not have any credit rating agency ratings downgrade triggers that would accelerate the maturity dates of its debt or increase the interest rate on its debt.

The Company believes it will be successful in obtaining a new term bank loan by the end of the third quarter 2005 to repurchase the 16% Notes as discussed above and also believes its borrowing availability under the credit facility and cash generated from operations will provide sufficient liquidity for the foreseeable future.

Contractual Obligations

In March 2005, the Company entered into a ten year operating lease for office space in Norwood, Ohio. Annual rental payments under the lease range from $3 to $4 million.

During the second quarter, the Company committed to pay a vendor for the expansion of one of its data center facilities. As of June 30, 2005, the Company has recorded fixed assets of approximately $6 million with a corresponding liability in “Other current liabilities” as no cash has been paid. This obligation is expected to be financed as a long-term capital lease in the third quarter of 2005.

Current maturities of long-term debt of $24.2 million at June 30, 2005 consisted of approximately $20.0 million of principal payments on CBT long-term notes, $3.2 million related to the current portion of capital leases and $1.0 million related to other current debt. The Company expects to have the ability to meet its current obligations through borrowings from its revolving credit facility and cash flows generated by its operations.

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

The Company estimates that it will eliminate 150 to 200 positions in 2005 and as many as 400 positions in the aggregate over the two-year course of the restructuring plan. Restructuring costs of $11.2 million were recognized in the fourth quarter of 2004, and additional charges may be required in the future. The Company expects to recognize approximately $20 to $25 million in annual cost savings related to this restructuring.

Commitments and Contingencies

Commitments

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting and technical support services for the Company within Cincinnati Bell Telephone’s operating territory. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. During the second quarter of 2004, the Company and Convergys renegotiated the contract, which extended the contract through December 31, 2010, reduced prices for certain services provided by Convergys and reduced the Company’s annual commitment in 2004 and 2005 to $35.0 million excluding certain third party costs, from $45.0 million. The Company paid a total amount of $37.5 million under the contract in 2004, and $18 million in the first six months of 2005. Beginning in 2006, the minimum commitment will be reduced by 5% annually.

Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes that are not predictable with reasonable assurance.

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

On December 1, 2003, lead plaintiffs filed their amended consolidated complaint on behalf of purchasers of the Company’s securities between January 17, 2001 and May 21, 2002, inclusive. This amended complaint contained a number of new allegations. Cincinnati Bell Inc. was added as a defendant in this amended filing. The Company’s motion to dismiss was filed on February 6, 2004. Plaintiffs filed their opposition on April 15, 2004 and the Company filed its reply on June 1, 2004.

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

In re Broadwing Inc. Derivative Complaint, (Garlich v. Broadwing Inc., et al), Hamilton County Court of Common Pleas, Case No. A0302720.

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

On October 22, 2003, a putative consolidated class action complaint was filed in the U.S. District Court for the Southern District of Ohio. The Company filed its motion to dismiss on February 6, 2004. Plaintiffs filed their opposition on April 2, 2004, and the Company filed its reply on May 17, 2004.

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

Other

During 2004, a class action complaint against Cincinnati Bell Wireless Company and Cincinnati Bell Wireless, LLC (“CBW”) was filed in Hamilton County, Ohio. The complaint alleges that the plaintiff and all similarly-situated customers of CBW were wrongfully assessed roaming charges for wireless phone calls made or received within CBW’s Home Service Area and/or within major metropolitan areas on the AT&T Wireless Network. On January 31, 2005, a similar class action complaint against CBW was filed in Kenton County, Kentucky. The allegations raised and damages sought by plaintiffs in the Kenton County action are very similar to those in the Hamilton County action.

During the second quarter of 2005, a tentative settlement agreement was reached in the above referenced Cincinnati Bell Wireless class action complaints. With the proposed settlement, the Company would establish a fund capped at $6 million from which customers who qualify and submit a claim would receive a voucher of up to $50 toward certain Cincinnati Bell services. Customers who can demonstrate that they had applicable roaming charges in excess of $100 are eligible to be reimbursed for up to half of such charges in lieu of the $50 voucher. This settlement did not have a significant impact on the Company’s results of operations in 2005.

Variable Interest Entities

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Cash Flows

For the first six months of 2005, cash provided by operating activities totaled $151.2 million, an increase of $6.8 million compared to the $144.4 million provided by operating activities during the first six months of 2004. Although interest payments were higher in the first six months of 2005 compared to the same period in 2004 as a result of the timing of payment, favorable changes in other operating assets and liabilities and improved cash earnings more than offset the increased interest payments.

The Company’s investing activities for the first six months of 2005 primarily consisted of outflows for capital expenditures of $71.0 million compared to capital expenditures for the first six months of 2004 of $61.3 million and inflows from the sale of assets. The $9.7 million increase in capital expenditures during the first six months of 2005 compared to the same period in 2004 was primarily due to the addition of capital assets associated with HMS segment’s data center facilities, business transformation projects associated with the 2004 restructuring charge, and mandated wireless investments. In 2004, the Company received $1.9 million from the sale, net of working capital adjustments, of certain assets in the HMS segment generally consisting of operating assets outside its current operating area.

During the first six months of 2005, the Company received $352 million of gross cash proceeds from the issuance of the new 7% Notes and 8 3/8% Notes and, at June 30, 2005, had $32 million outstanding under its new credit facility. The Company repaid $442 million in borrowings during the first six months of 2005, substantially all of which was the prepayment of borrowings under its term and revolving credit facilities with the net cash proceeds from the 7% Notes, the 8 3/8% Notes and the new credit facility. Debt issuance costs and consent fees totaled $21 million in the first six months of 2005.

Approximately $5.2 million in preferred stock dividends were paid during the first six months of 2005 and 2004.

As of June 30, 2005, the Company held $22.7 million in cash and cash equivalents. For the remainder of 2005, the Company’s primary sources of cash will be cash generated by operations, borrowings from the Company’s revolving credit facility, and the new term bank loan used to repurchase the 16% Notes as previously discussed. In addition to the repurchase of the 16% Notes, the primary uses of cash will be for funding the maintenance and strategic expansion of the local and wireless networks; interest and principal payments on the Company’s debt; dividends on the 6 3/4% Cumulative Convertible Preferred Stock; working capital; and the extinguishment of the remaining liabilities in the Company’s Broadband segment.

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

In June 2004, CBT adopted a new alternative regulation plan in Ohio which, although similar to its previous plan, gives CBT the option to remain in the alternative regulation plan indefinitely. Also, CBT’s new plan requires the Local segment to operate as a Competitive Local Exchange Carrier (“CLEC”) in service areas outside of CBT’s traditional ILEC franchise area. For approximately the past six years, CBT has offered local services, primarily on its own facilities-based network, to Ohio communities contiguous to its ILEC territory. In Dayton, the Local segment has provided its voice services offering using the port-loop-transport combination (UNE-P) as well as the UNE-L regulatory format. On February 4, 2005, to address a federal court’s remand of previous rules, the FCC released its unbundled network elements order which will effectively abolish UNE-P as a regulated service and has left each carrier to negotiate new pricing arrangements under commercial agreements. The Local segment has engaged in such negotiations; however, it does not expect the profitability of its Dayton local operations to change substantially because the segment had planned to migrate the provisioning of service to UNE-L, which is a more economic service delivery model as the segment has gained customers.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) which is a revision of SFAS 123 and supersedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. On April 14, 2005, the SEC changed the effective date of SFAS 123(R) to the beginning of the first fiscal year beginning after June 15, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS 123. Although the Company is still evaluating the impact of adopting SFAS 123(R) on its consolidated results of operations, the Company expects the impact will be material.

On April 4, 2005, FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company has recognized a liability for the fair value of all conditional asset retirement obligations in accordance with SFAS 143 and FIN 47. FIN 47 did not have a material impact on the Company’s results of operations.

On May 5, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement requires retrospective application for voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions, unless it is impracticable to do so. Retrospective application results in the restatement of prior periods’ financial statements to reflect the change in accounting principle. The provisions of this statement are to be applied prospectively to accounting changes made in fiscal years beginning after December 15, 2005.

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

As of June 30, 2005, the fair value of all interest rate swap contracts was an asset of $9.3 million.

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

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005 (the “Evaluation Date”). Based on that evaluation, Cincinnati Bell Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)	Changes in internal controls over financial reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2005, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 5 of the Notes to the Condensed Consolidated Financial Statements on page 11 of this quarterly report.

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

Exhibit Number	DESCRIPTION
(3.1)(a)	Amended Articles of Incorporation of Cincinnati Bell Inc. (Exhibit (3.1)(a) to Form S-4 dated July 17, 2003, File No. 333-104557).

(3.1)(b)	Amended Regulations of Cincinnati Bell Inc. (Exhibit 3.2 to Registration Statement No. 333-28381) dated June 3, 1997.

(4)(b)(i)	Rights Agreement dated as of April 29, 1997, between Broadwing and The Fifth Third Bank which includes the form of Certificate of Amendment to the Amended Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (Exhibit 4.1 to Broadwing’s Registration Statement on Form 8-A filed on May 1, 1997).

(4)(b)(ii)	Amendment No. 1 to the Rights Agreement dated as of July 20, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 1 of Broadwing’s Registration Statement on Form 8-A filed on August 6, 1999).

(4)(b)(iii)	Amendment No. 2 to the Rights Agreement dated as of November 2, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 2 of Broadwing’s Registration Statement on Form 8-A filed on November 8, 1999).

(4)(b)(iv)	Amendment No. 3 to the Rights Agreement dated as of June 10, 2002, between Broadwing and The Fifth Third Bank. (Exhibit 1 to Amendment No. 3 of Broadwing’s Registration Statement on Form 8-A filed on July 2, 2002).

(4)(c)(i)	Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023. (Exhibit 4-A to Form 8-K, date of report July 12, 1993, File No. 1-8519).

(4)(c)(ii)(1)	Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Current Report on Form 8-K, filed October 27, 1993, File No. 1-8519).

(4)(c)(ii)(2)	First Supplemental Indenture dated as of January 10, 2005 to the Indenture dated October 27, 1993 by and among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit (4)(c)(ii)(2) to Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(ii)(3)	Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated October 27, 1993 by and among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit (4)(c)(ii)(3) to Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iii)(1)	Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee. (Exhibit 4-A to Current Report on Form 8-K, filed December 8, 1998, File No. 1-8519).

(4)(c)(iii)(2)	First Supplemental Indenture dated as of December 31, 2004 to the Indenture dated November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and the Bank of New York, as Trustee (Exhibit (4)(c)(iii)(2) to Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iii)(3)	Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and the Bank of New York, as Trustee (Exhibit (4)(c)(iii)(3) to Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iv)(1)	Indenture dated as of March 26, 2003, by and among Broadwing Inc., as Issuer, the Guarantors party thereto and The Bank of New York, as Trustee (Exhibit (4)(c)(vi) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(iv)(2)	First Supplemental Indenture dated as of October 30, 2003 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit (4)(c)(vi)(2) to the Quarterly Report on Form 10-Q for the nine months ended September 30, 2003, File No. 1-8519).

(4)(c)(iv)(3)	Second Supplemental Indenture dated as of March 12, 2004 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit 4(c)(vi)(3) to the Quarterly Report on Form 10-Q for the six months ended June 30, 2004, File No. 1-8519).

(4)(c)(iv)(4)	Third Supplemental Indenture dated as of August 4, 2004 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit 4(c)(vi)(4) to the Quarterly Report on Form 10-Q for the six months ended June 30, 2004, File No. 1-8519).

(4)(c)(iv)(5)	Fourth Supplemental Indenture dated as of January 31, 2005 to the Indenture dated March 26, 2003 by and among Cincinnati Bell Inc., the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit 4.1 to Current Report on Form 8-K, filed February 2, 2005, File No. 1-8519).

(4)(c)(v)	Warrant Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(vii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)	Exchange and Registration Rights Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(viii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vii)	Equity Registration Rights Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers. (Exhibit (4)(c)(ix) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(viii)(1)	Purchase Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(1) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(viii)(2)	First Amendment to Purchase Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(2) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(viii)(3)	Second Amendment to Purchase Agreement, dated as of April 30, 2004, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009. (Exhibit (4)(c)(x)(3) to Form 10-Q for the Quarter ended March 31, 2004, File No. 1-8519).

(4)(c)(viii)(4)	Third Amendment to Purchase Agreement, dated April 30, 2004, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., as Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(viii)(4) to Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(viii)(5)	Fourth Amendment to Purchase Agreement, dated January 1, 2005, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., as Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(viii)(5) to Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(viii)(6)	Note Repurchase Agreement, dated August 5, 2005, by and among Cincinnati Bell Inc. and the holders of its Senior Subordinated Discount Notes due 2009 (Exhibit 10.1 of Cincinnati Bell Inc.’s Current Report on Form 8-K filed on August 8, 2005).

(4)(c)(ix)(1)	Exchange and Registration Rights Agreement, dated as of July 11, 2003, by and among Cincinnati Bell Inc., the Guarantors party thereto, Credit Suisse First Boston LLC and the other purchasers party thereto (incorporated by reference to Exhibit (4)(c)(xii) of Cincinnati Bell Inc.’s Registration Statement on Form S-4/A (File No. 333-104557) filed July 17, 2003).

(4)(c)(ix)(2)	Exchange and Registration Rights Agreement, dated as of November 19, 2003, by and among Cincinnati Bell Inc., the Guarantors party thereto, and Banc of America Securities LLC, as Representative of the several Purchasers (incorporated by reference to Exhibit 4(c)(xiv) of Cincinnati Bell Inc.’s Registration Statement on Form S-4 (File No. 333-110940) filed December 5, 2003).

(4)(c)(x)(1)	Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto and the Bank of New York, as Trustee, in connection with Cincinnati Bell 7 1/4% Senior Notes due 2013 (Exhibit (4)(c)(xi) on Form S-4/A dated July 17, 2003, File No. 333-104557).

(4)(c)(x)(2)	First Supplemental Indenture dated as of January 28, 2005 to the Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit 4.1 to Current Report on Form 8-K dated February 2, 2005, File No. 1-8519).

(4)(c)(xi)(1)	Indenture dated as of November 19, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto and The Bank of New York, as Trustee, in connection with Cincinnati Bell 8 3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit (4)(c)(xiii) to Registration Statement No. 333-110940) dated December 5, 2003.

(4)(c)(xi)(2)	8 3/8% Notes Registration Rights Agreement, dated as of February 16, 2005 by and between Cincinnati Bell Inc., the Guarantors party thereto, and Banc of America Securities LLC, as Representative of the several Purchasers (Exhibit 4.3 to Current Report on Form 8-K, filed on February 23, 2005, File No. 1-8519).

(4)(c)(xii)	Indenture dated as of February 16, 2005, by and among Cincinnati Bell Inc., as Issuer, the Guarantor parties thereto, and the Bank of New York, as Trustee (Exhibit 4.1 to Current Report on Form 8-K, filed on February 23, 2005, File No. 1-8519).

(4)(c)(xiii)	7.0% Notes Exchange and Registration Rights Agreement, dated as of February 16, 2005, by and between Cincinnati Bell Inc., the Guarantors party thereto, and Banc of America Securities LLC, as Representative of the several Purchasers (Exhibit 4.2 to Current Report on Form 8-K, filed on February 23, 2005, File No. 1-8519).

(4)(c)(xiv)	No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(i)(1)	Credit Agreement dated as of February 16, 2005 among Cincinnati Bell Inc., as Borrower, the Guarantors party thereto, Bank of America, N.A., as Administrative Agent, PNC Bank, National Association, as Swingline Lender, and other lenders party thereto (Exhibit 10.1 to Current Report on Form 8-K, filed February 23, 2005, File No. 1-8519).

(10)(i)(2)	Asset Purchase Agreement by and among Broadwing, Inc., Cincinnati Bell Directory, Inc. and CBD Media, Inc. dated as of February 4, 2002 (incorporated by reference to Exhibit (10)(i)(2) of Cincinnat Bell Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001

(10)(i)(3)	Asset Purchase Agreement between Broadwing Communications Services Inc. and other sellers party thereto and CIII Communications dated as of February 22, 2003. (Exhibit (99)(i) to Current Report on Form 8-K, filed on February 28, 2003, File No. 1-8519).

(10)(i)(3.1)	Amendment No. 1 to the Asset Purchase Agreement dated June 6, 2003 (Exhibit (99)(i) to Form 8-K, filed on June 13, 2003, File No. 1-8519).

(10)(i)(3.2)	Letter Agreement Amendment to the Asset Purchase Agreement (Exhibit (10)(i)(A)(3)(iii) to Form S-4, filed on June 23, 2003, File No. 333-104557).

(10)(i)(4)	Operating Agreement, dated December 31, 1998 between AT&T Wireless PCS Inc. and Cincinnati Bell Wireless Company LLC (Exhibit (10)(i)(4) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(i)(4.1)	Agreement and Amendment No. 1 to Operating Agreement, dated October 16, 2003 between AT&T Wireless PCS LLC and Cincinnati Bell Wireless Holdings LLC (Exhibit (10)(i)(4.1) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(i)(4.2)	Agreement and Amendment No. 2 to Operating Agreement, dated August 4, 2004 between Cingular Wireless PCS, Cingular Wireless Services, Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Inc., Cingular Wireless LLC, and Cincinnati Bell Wireless LLC (Exhibit 10.1 to Current Report on Form 8-K, filed August 5, 2004, File No. 1-8519).

(10)(i)(4.3)	Agreement and Amendment No. 3 to Operating Agreement, dated as of February 14, 2005 between New Cingular Wireless PCS, New Cingular Wireless Services, Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Inc., Cingular Wireless LLC, and Cincinnati Bell Wireless LLC (Exhibit 10.1 to Current Report on Form 8-K, filed February 15, 2005, File No. 1-8519).

(10)(iii)(A)(1)*	Short Term Incentive Plan of Broadwing Inc., as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(2) to Form 10-Q for the six months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(2)*	Broadwing Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective July 24, 2002. (Exhibit (10)(iii)(A)(2) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(3)(i)*	Broadwing Inc. Pension Program, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the six months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(3)(ii)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective March 3, 1997. (Exhibit (10)(iii)(A)(3)(ii) to Form 10-K for the year ended December 31, 1997, File No. 1-8519).

(10)(iii)(A)(4)*	Broadwing Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002. (Exhibit (10)(iii)(A)(4) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(5)*	Broadwing Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000. (Exhibit (10)(iii)(A)(1) to Form 10-Q for the six months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(6)*	Broadwing Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective January 1, 2001. (Exhibit (10)(iii)(A)(6) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(7)*	Cincinnati Bell Inc. 1989 Stock Option Plan. (Exhibit (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(8)*	Employment Agreement effective December 4, 2001 between Broadwing Inc. and Michael W. Callaghan. (Exhibit (10)(iii)(A)(10) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(iii)(A)(8.1)*	Amendment to Employment Agreement effective February 3, 2003 between Broadwing Inc. and Michael W. Callaghan. (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, date of report February 3, 2002, File No. 1-8519).

(10)(iii)(A)(8.2)*	Amendment No. 2 to Employment Agreement effective October 22, 2003 between Cincinnati Bell Inc. and Michael W. Callaghan. (filed as Exhibit (10)(iii)(A)(9.2) to Form S-4, date of report December 10, 2003, File No. 333-111059).

(10)(iii)(A)(9)*	Employment Agreement effective January 1, 1999, between Broadwing and John F. Cassidy (incorporated by reference to Exhibit (10)(iii)(A)(8) to Form 10-K for the year ended December 31, 1999, File No. 1-8519).

(10)(iii)(A)(9.1)*	Amendment to Employment Agreement effective September 20, 2002, between Cincinnati Bell Inc. and John F. Cassidy (incorporated by reference to Exhibit (10)(iii)(A)(8) of Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(10)(iii)(A)(10)*	Employment Agreement effective January 8, 2004 between the Company and Christopher J. Wilson (Exhibit (10)(iii)(A)(13) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(11)*	Employment Agreement effective June 26, 2000 between Cincinnati Bell Inc. and Brian G. Keating (Exhibit (10)(iii)(A)(14) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(12)*	Employment Agreement effective July 11, 2005 between Cincinnati Bell Inc. and Rodney D. Dir (incorporated by reference to Exhibit 10 of Cincinnati Bell Inc.’s Current Report on Form 8-K filed June 30, 2005).

(10)(iii)(A)(13)	Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K (Exhibit (10)(iii)(A)(15) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(14)*	Summary of Director Compensation for 2005 (Item 1.01 to Form 8-K, date of report February 3, 2005, File No. 1-8519).

(10)(iii)(A)(15)*	Summary of Executive Compensation for 2005 (Item 1.01 to Form 8-K, date of report February 3, 2005, File No. 1-8519).

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

The Company’s reports on Form 10-K, 10-Q, and 8-K are available free of charge at the following website: http://www.cincinnatibell.com. The Company will furnish any other exhibit at cost.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cincinnati Bell Inc.

Date: August 9, 2005	/s/ Brian A. Ross
Brian A. Ross
Chief Financial Officer

/s/ Kurt Freyberger
Kurt Freyberger
Vice President and Controller