Form 10-Q
period 2005-09-30
CINCINNATI BELL INC
filed 2005-11-09
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 1-8519

CINCINNATI BELL INC.

Ohio	31-1056105
(State of Incorporation)	(I.R.S. Employer Identification No.)

201 East Fourth Street, Cincinnati, Ohio 45202

(513) 397-9900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

At October 31, 2005, there were 246,173,085 common shares outstanding and 155,250 shares of 6 3/4% convertible preferred shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

Description		Page
PART I. Financial Information
Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) Three Months and Nine Months Ended September 30, 2005 and 2004	1

	Condensed Consolidated Balance Sheets (Unaudited) September 30, 2005 and December 31, 2004	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2005 and 2004	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	53

Description		Page
PART II. Other Information
Item 1.	Legal Proceedings	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Submission of Matters to a Vote of Security Holders	54

Item 5.	Other Information	54

Item 6.	Exhibits	55

	Signatures	61

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$300.3	$307.9	$904.3	$907.3

Costs and expenses
Cost of services and products (excluding depreciation of $35.0, $38.3, $113.8, and $114.6 included below)	130.6	118.3	373.5	361.4
Selling, general and administrative	55.8	53.9	171.3	165.6
Depreciation	41.8	45.4	133.2	135.7
Amortization	—	6.1	—	7.1
Restructuring	—	—	—	0.2
Asset impairments and other charges	—	1.6	23.1	1.5

Total operating costs and expenses	228.2	225.3	701.1	671.5

Operating income	72.1	82.6	203.2	235.8

Minority interest expense (income)	(1.0)	0.2	(5.8)	1.5
Interest expense	47.0	50.6	147.1	151.9
Loss on extinguishment of debt	91.9	—	99.8	—
Other income, net	(1.3)	(0.7)	(1.5)	(0.7)

Income (loss) before income taxes	(64.5)	32.5	(36.4)	83.1
Income tax (benefit) expense	(20.4)	15.0	40.7	39.8

Net income (loss)	(44.1)	17.5	(77.1)	43.3
Preferred stock dividends	2.6	2.6	7.8	7.8

Net income (loss) applicable to common shareowners	$(46.7)	$14.9	$(84.9)	$35.5

Net income (loss)	$(44.1)	$17.5	$(77.1)	$43.3
Other comprehensive loss, net of tax	—	—	(0.6)	(0.2)

Comprehensive income (loss)	$(44.1)	$17.5	$(77.7)	$43.1

Basic earnings (loss) per common share	$(0.19)	$0.06	$(0.35)	$0.14

Diluted earnings (loss) per common share	$(0.19)	$0.06	$(0.35)	$0.14

Weighted average common shares outstanding (millions)
Basic	246.1	245.1	245.8	245.0
Diluted	246.1	249.2	245.8	251.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$23.7	$24.9
Receivables, less allowances of $13.7 and $14.5	148.8	139.0
Materials and supplies	24.9	22.7
Deferred income tax benefits, net	59.4	51.1
Prepaid expenses and other current assets	18.8	15.5

Total current assets	275.6	253.2

Property, plant and equipment, net	822.5	857.7
Goodwill	40.9	40.9
Other intangible assets	35.8	35.8
Deferred income tax benefits, net	608.5	656.7
Other noncurrent assets	110.0	114.4

Total assets	$1,893.3	$1,958.7

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$35.4	$30.1
Accounts payable	69.1	58.9
Current portion of unearned revenue and customer deposits	39.6	42.5
Accrued taxes	37.4	45.4
Accrued interest	28.9	43.2
Accrued payroll and benefits	35.7	33.2
Other current liabilities	39.7	44.1

Total current liabilities	285.8	297.4

Long-term debt	2,109.8	2,111.1
Unearned revenue	7.9	8.9
Accrued pension and postretirement benefits	112.0	87.5
Other noncurrent liabilities	49.5	39.1

Total liabilities	2,565.0	2,544.0

Minority interest	33.4	39.2

Commitments and contingencies

Shareowners’ deficit
Preferred shares, 2,357,299 shares authorized, 155,250 shares of 6 3/4% Cumulative Preferred Stock issued and outstanding (3,105,000 depository shares)	129.4	129.4
Common shares, $.01 par value, 480,000,000 shares authorized, 254,047,277 and 253,270,244 shares issued, 246,165,088 and 245,401,480 outstanding at September 30, 2005 and December 31, 2004, respectively	2.5	2.5
Additional paid-in capital	2,931.7	2,934.5
Accumulated deficit	(3,617.1)	(3,540.0)
Accumulated other comprehensive loss	(6.1)	(5.5)
Common shares in treasury, at cost, 7,882,189 and 7,868,764 shares at September 30, 2005 and December 31, 2004, respectively	(145.5)	(145.4)

Total shareowners’ deficit	(705.1)	(624.5)

Total liabilities and shareowners’ deficit	$1,893.3	$1,958.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities
Net income (loss)	$(77.1)	$43.3

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	133.2	135.7
Amortization	—	7.1
Asset impairments and other charges	23.1	1.5
Loss on extinguishment of debt	99.8	—
Provision for loss on receivables	11.7	10.9
Noncash interest expense	21.1	26.1
Minority interest expense (income)	(5.8)	1.5
Deferred income tax expense, including valuation allowance change	39.2	39.2
Tax benefits from employee stock option plans	0.3	0.5
Other, net	1.7	(0.1)

Changes in operating assets and liabilities:
Increase in receivables	(20.9)	(14.1)
Increase in prepaid expenses and other current assets	(9.6)	(4.7)
Increase (decrease) in accounts payable	10.2	(3.4)
Decrease in accrued and other current liabilities	(25.4)	(10.4)
Decrease in unearned revenue	(3.9)	(1.1)
Increase in accrued pension and postretirement benefits	24.5	9.7
Change in other assets and liabilities, net	3.3	(25.2)

Net cash provided by operating activities	225.4	216.5

Cash Flows from Investing Activities
Capital expenditures	(108.7)	(100.0)
Proceeds from sale of assets	—	1.9
Other, net	1.2	3.1

Net cash used in investing activities	(107.5)	(95.0)

Cash Flows from Financing Activities
Issuance of long-term debt	352.1	—
Increase in new credit facility, net	438.0	—
Repayment of debt	(882.5)	(120.9)
Debt issuance costs and consent fees	(21.9)	—
Issuance of common shares - exercise of stock options	2.4	1.9
Preferred stock dividends	(7.8)	(7.8)
Other	0.6	2.3

Net cash used in financing activities	(119.1)	(124.5)

Net decrease in cash and cash equivalents	(1.2)	(3.0)
Cash and cash equivalents at beginning of period	24.9	26.0

Cash and cash equivalents at end of period	$23.7	$23.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Accounting Policies

The following represents a summary of the Company’s business and accounting policies. A more detailed presentation can be found in the 2004 Annual Report on Form 10-K.

Description of Business — Cincinnati Bell Inc. (the “Company”) provides diversified telecommunications services through businesses in five segments: Local, Wireless, Hardware and Managed Services, Other and Broadband. The Broadband segment no longer has substantive ongoing operations as a result of the sale of the related operating assets in 2003.

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

The Condensed Consolidated Balance Sheet as of December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K. Operating results for the three month period and nine month period ended September 30, 2005 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2005.

Basis of Consolidation — The Condensed Consolidated Financial Statements include the consolidated accounts of Cincinnati Bell Inc. and its majority-owned subsidiaries over which it exercises control. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

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

certain TDMA assets early in the second quarter of 2005 in order to optimize its TDMA network performance. Minimal projected cash flows were associated with these TDMA assets retired in the second quarter and, as such, the Company recorded a $22.7 million impairment charge in the first quarter of 2005. The $22.7 million impairment charge is included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Asset impairments and other charges.” In the second quarter of 2005, the Company shortened its estimate of the useful life of certain of the remaining TDMA assets from the December 31, 2006 date previously used. This change was based on updates to the expected rate of migration of TDMA customers to the GSM network, the effect of this migration on the reallocation of spectrum from the TDMA network to the GSM network, and the necessary deployment or retirement of network assets to optimize the quality of both the GSM and TDMA networks while the migration of customers and spectrum from the TDMA network to the GSM network is occurring. As a result of this acceleration, the Company recorded additional depreciation expense of $3.7 million in the second quarter of 2005 but $1.8 million less depreciation in the third quarter of 2005 as a number of the TDMA assets became fully depreciated by the end of the second quarter of 2005. The Company also analyzed the remaining $25 million of TDMA assets for impairment, and found that no impairment condition exists at September 30, 2005. Based upon the migration patterns of customers from the TDMA network to the GSM network, the estimated useful life of some or all of the TDMA network assets could change in the future, which could result in further accelerated depreciation or additional impairment charges.

Competition from new or more cost effective technologies could affect the Company’s ability to generate cash flow from its network-based services. This competition could ultimately result in an impairment of certain of the Company’s tangible or intangible assets. This could have a substantial impact on the operating results of the consolidated Company.

As a result of the merger between Cingular Wireless and AT&T Wireless on October 26, 2004, the roaming and trade name agreements held by the Company are no longer operative. Accordingly, the remaining estimated useful lives of these assets were shortened effective July 1, 2004. This change resulted in additional amortization expense of $5.6 million during the three months ended September 30, 2004. The remaining $2.0 million in net book value was fully amortized in the fourth quarter of 2004.

Stock-Based Compensation — The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Compensation cost is measured under the intrinsic value method. Stock-based employee compensation cost is not reflected in net income (loss), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the difference between actual and pro forma expense, net of tax, that would have been recognized totaled $0.9 million and $2.1 million in the third quarters of 2005 and 2004, respectively, and $2.7 million and $6.2 million in the year-to-date periods ended September 30, 2005 and 2004, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

The following table illustrates the effect on net income (loss) and basic and diluted earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2005	2004	2005	2004
Net income (loss):
As reported	$(44.1)	$17.5	$(77.1)	$43.3
Pro forma, net of related taxes	(45.0)	15.4	(79.8)	37.1

Basic earnings (loss) per common share:
As reported	(0.19)	0.06	(0.35)	0.14
Pro forma, net of related taxes	(0.19)	0.05	(0.36)	0.12

Numerator for basic and diluted earnings (loss) per share:
As reported	(46.7)	14.9	(84.9)	35.5
Pro forma, net of related taxes	(47.6)	12.8	(87.6)	29.3

Diluted earnings (loss) per share:
As reported	(0.19)	0.06	(0.35)	0.14
Pro forma, net of related taxes	(0.19)	0.05	(0.36)	0.12

The Company granted 265,000 and 10,000 options during the three months ended September 30, 2005 and 2004, respectively, and granted 446,700 and 400,800 options during the nine months ended September 30, 2005 and 2004, respectively. The weighted average fair values at the date of grant for the Company’s options granted to employees were $1.49 and $0.77 for the three months ended September 30, 2005 and 2004, respectively, and were $1.41 and $1.36 for the nine months ended September 30, 2005 and 2004, respectively.

The Company granted 809,700 of performance restricted stock during the first nine months of 2005, which vest after three years and upon achievement of certain performance-based objectives. The Company also issued 27,400 shares of non-performance restricted stock in the third quarter of 2005, 23,600 of which vest after one year. The remaining shares vest in one-third increments over a three year period. The fair value of the restricted stock at the date of grant ranged from $4.30 per share to $4.60 per share. The Company granted 140,000 shares of non-performance restricted stock during the first nine months of 2004, which vest after two years, and had a fair value at the date granted of $5.43 per share. The Company recognized $0.4 million and $0.1 million in expense in the three months ended September 30, 2005 and 2004, respectively, and $1.0 million and $0.3 million in expense in the nine months ended September 30, 2005 and 2004, respectively, related to restricted stock compensation.

Income Taxes – The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. The Company believes adequate provision has been made for all open tax years. Deferred investment tax credits are being amortized by reducing the provision for income taxes over the estimated useful lives of the related property, plant, and equipment. As of September 30, 2005, the Company had $667.9 million in net deferred tax assets.

On June 30, 2005, legislation was passed in the state of Ohio instituting a gross receipts tax and phasing out Ohio’s corporate franchise and income tax over a 5 year period. As a result of this legislation, the Company does not expect it will be able to realize income tax benefits associated with $45 million of deferred tax assets previously recorded, of which approximately $34 million relates to Ohio net operating losses. The remaining amount of approximately $11 million relates to the revaluation of other Ohio deferred tax assets to estimates of future realizable value. Therefore, the Company recognized additional income tax expense of approximately $44 million and $1 million in the second and third quarters of 2005, respectively. This

Form 10-Q Part I	Cincinnati Bell Inc.

additional income tax expense is based upon projections of taxable income, timing of reversing temporary differences, and the Company’s current business structure. Adjustments to these estimates may be required upon changes in these underlying factors. At September 30, 2005, the Company has net state and local deferred tax assets of $33.0 million.

As of September 30, 2005, the Company had $1.8 billion in federal tax net operating loss carryforwards, with a deferred tax asset value of $624.1 million. The tax loss carryforwards are available to the Company to offset taxable income in current and future periods. The tax loss carryforwards will generally expire between 2011 and 2023 and are not currently limited under U.S. tax laws. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Based on current income levels and anticipated future reversal of existing temporary differences, the Company expects to utilize its federal net operating loss carryforwards within their expiration periods.

For reporting periods prior to the end of the Company’s fiscal year, the Company records income tax expense based upon an estimated annual effective tax rate, as adjusted for items affecting income taxes that are discrete to the particular quarter. The loss on extinguishment of debt associated with the repayment of the 16% Senior Subordinated Discount Notes Due 2009 (see Note 3) was considered a discrete event during the third quarter of 2005. The estimated annual effective tax rate is computed using statutory tax rates and an estimate of annual income before income taxes adjusted for non-deductible expenses. The Company’s non-deductible expenses include interest expense related to securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities which the Company has subsequently issued to refinance the Broadband Securities. As a result of the non-deductible expenses, the Company’s effective tax rate will exceed statutory rates and will vary inversely with the amount of its income before income taxes.

Recently Issued Accounting Standards — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) which is a revision of SFAS 123 and supersedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. On April 14, 2005, the SEC changed the effective date of SFAS 123(R) to the beginning of the first fiscal year beginning after June 15, 2005. Commencing in January 2006, compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS 123. Although the Company is still evaluating the impact of adopting SFAS 123(R) on its consolidated results of operations, the Company expects the impact will be material.

In April 2005, FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company recognized a liability for the fair value of all conditional asset retirement obligations in accordance with SFAS 143 and FIN 47. FIN 47 did not have a material impact on the Company’s results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes

Form 10-Q Part I	Cincinnati Bell Inc.

and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement requires retrospective application for voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions, unless it is impracticable to do so. Retrospective application generally will require the restatement of prior periods’ financial statements to reflect the change in accounting principle. The provisions of this statement are to be applied prospectively to accounting changes made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired either in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Implementation of EITF 05-6 did not have a material impact on the Company’s results of operations.

2. Restructuring Charges

December 2004 Restructuring Plan

In December 2004, the Company initiated a restructuring plan intended to improve operating efficiencies and reduce operating expenses. The plan includes a workforce reduction that will be implemented in stages, which began in the fourth quarter of 2004 and will continue in stages through December 31, 2006. The workforce reductions will be accomplished primarily through attrition and voluntary retirement incentives. Since September 30, 2004, the Company has eliminated 133 positions, net of additions, and expects to eliminate 150 to 200 positions in total by December 31, 2005, and as many as 400 positions in total by December 31, 2006. The restructuring charge of $11.2 million in 2004 was comprised of $10.5 million in special termination benefits and $0.7 million in employee separation benefits. The special termination benefits charge of $10.5 million was recorded to the Company’s postretirement benefit obligation at December 31, 2004 (see Note 6). The Company has paid all of the employee separation benefits in cash, which totaled $0.3 million in the fourth quarter of 2004 and $0.4 million in the first quarter of 2005. The Local, Wireless, and Hardware and Managed Services segments incurred fourth quarter 2004 charges of $10.5 million, $0.1 million and $0.6 million, respectively.

November 2001 Restructuring Plan

In November 2001, the Company adopted a restructuring plan which included initiatives to consolidate data centers, reduce the Company’s expense structure, exit the network construction business, eliminate other nonstrategic operations, and merge the digital subscriber line (“DSL”) and certain dial-up Internet operations into the Company’s other operations. The Company completed the plan as of December 31, 2002, except for certain lease obligations which are expected to continue through June 2015. The following table illustrates the activity in this reserve from December 31, 2004 through September 30, 2005:

Type of cost (dollars in millions):	December 31, 2004	Utilizations	March 31, 2005	Utilizations	June 30, 2005	Utilizations	September 30, 2005
Terminate contractual obligations	$10.1	$(0.5)	$9.6	$(0.4)	$9.2	$(0.2)	$9.0

Total	$10.1	$(0.5)	$9.6	$(0.4)	$9.2	$(0.2)	$9.0

At September 30, 2005, $0.7 million of the restructuring reserve balance was included in the “Other current

Form 10-Q Part I	Cincinnati Bell Inc.

liabilities” and $8.3 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheet. At December 31, 2004, $0.7 million of the restructuring reserve balance was included in “Other current liabilities” and $9.4 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheet.

3. Debt

The Company’s debt consists of the following:

(dollars in millions)	September 30, 2005	December 31, 2004
Current portion of long-term debt:
Credit facilities	$4.0	$4.3
Capital lease obligations	10.1	4.2
Various Cincinnati Bell Telephone notes	20.0	20.0
Other short-term debt	1.3	1.6

Total current portion of long-term debt	$35.4	$30.1

Long-term debt, less current portion:
Credit facilities	$434.0	$434.5
7 1/4% Senior Notes due 2023	50.0	50.0
Capital lease obligations	9.1	11.4
7 1/4% Senior Notes due 2013	500.0	500.0
7% Senior Notes due 2015*	248.1	—
Various Cincinnati Bell Telephone notes	230.0	230.0
16% Senior Subordinated Discount Notes due 2009	—	375.2
8 3/8% Senior Subordinated Notes due 2014*	637.2	543.9
Other long-term debt	0.4	—

Long-term debt, less current portion	2,108.8	2,145.0
Net unamortized (discounts) premiums	1.0	(33.9)

Long-term debt, less current portion and unamortized discounts and premiums	$2,109.8	$2,111.1

Total debt	$2,145.2	$2,141.2

*	The face amount of these notes has been adjusted to mark hedged debt to fair value at September 30, 2005 and December 31, 2004.

In the first quarter of 2005, the Company completed the first of a two stage refinancing plan of its 16% Senior Subordinated Discount Notes due 2009 (“16% Notes”). In the third quarter of 2005, the Company completed the second stage of its plan with the refinancing of the 16% Notes. In stage one, the Company:

•	paid $9.7 million in fees to the holders of the Company’s 7 1/4% Senior Notes due 2013 (“7 1/4% Notes”) for their consent to permit the Company to refinance its 16% Notes with new debt that would be pari passu to the 7 1/4% Notes;

•	issued, on February 16, 2005, $250 million new 7% Senior Notes due 2015 (“7% Senior Notes”) and $100 million in additional 8 3/8% Senior Subordinated Notes due 2014 (“8 3/8% Notes”) (collectively, the “New Bonds”);

•	established, on February 16, 2005, a new $250 million revolving credit facility that matures in February 2010 and also includes the right to request, but no lender is committed to provide, an increase in the aggregate amount of the new credit facility of up to $500 million in future incremental borrowing capacity;

Form 10-Q Part I	Cincinnati Bell Inc.

•	used the proceeds from the New Bonds and borrowings from the new revolving credit facility to repay $438.8 million outstanding on its previous credit facility; and

•	executed $350 million notional interest rate swaps to change the fixed rate nature of the New Bonds to approximate the floating rate characteristics of the terminated credit facility.

In stage two, the Company:

•	issued $400 million of new bank term notes (“Tranche B Term Loan”) on August 31, 2005 under the terms of the Company’s credit facility; and

•	retired the 16% Notes for $447.8 million, including repayment of accrued interest, using the proceeds from the Tranche B Term Loan and additional borrowings under the Company’s revolving credit facility.

In stage one of the refinancing plan, the Company recorded a loss on debt extinguishment of $7.9 million for the write-off of unamortized deferred financing fees associated with the previous credit facility. In stage two of the refinancing plan, the Company recorded a loss on debt extinguishment of $91.9 million. The loss on extinguishment of the 16% Notes is composed of $9.1 million for the write-off of the unamortized deferred financing fees, $27.7 million for the write-off of the unamortized discount, and $55.1 million for the premium paid.

As of September 30, 2005, the Company had $38.0 million in outstanding borrowings under its revolving credit facility, and had outstanding letters of credit totaling $6.5 million, leaving $205.5 million in additional borrowing availability under its revolving credit facility.

The Company issued the $400 million Tranche B Term Loan under the terms of the credit facility entered into on February 16, 2005. The Tranche B Term Loan will bear interest at a per annum rate equal to, at the Company’s option, LIBOR plus 1.50% or the Base Rate (as defined by the Credit Agreement) plus .50%. The Tranche B Term Loan matures on August 31, 2012, and is subject to mandatory quarterly amortization payments of $1 million beginning December 31, 2005 through September 30, 2011, and then in four quarterly installments of $94 million. The Tranche B Term Loan is guaranteed by each of the subsidiaries of the Company that guarantee the credit facility and is entitled to share ratably the collateral that secures the revolving credit facility.

Refer to the Company’s 2004 Annual Report on Form 10-K and Form 10-Q for the period ended March 31, 2005 for a more detailed description of the debt instruments listed above.

The following table summarizes the Company’s maturities of debt and minimum payments under capital leases for the five years subsequent to September 30, 2005, and thereafter:

(dollars in millions)	Debt	Capital Leases	Total Debt
For the twelve months ended September 30,
2006	$25.3	$10.1	$35.4
2007	4.4	1.4	5.8
2008	4.0	0.7	4.7
2009	4.0	0.7	4.7
2010	42.0	0.8	42.8
Thereafter	2,045.3	5.5	2,050.8

Total debt	2,125.0	19.2	2,144.2
Unamortized premiums	1.0	—	1.0

Total debt and unamortized premiums	$2,126.0	$19.2	$2,145.2

Form 10-Q Part I	Cincinnati Bell Inc.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in millions, except per share amounts)	2005	2004	2005	2004
Numerator:
Net income (loss)	$(44.1)	$17.5	$(77.1)	$43.3
Preferred stock dividends	2.6	2.6	7.8	7.8

Numerator for basic and diluted EPS - net income (loss) applicable to common shareowners	$(46.7)	$14.9	$(84.9)	$35.5

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	246.1	245.1	245.8	245.0
Stock options and warrants	—	4.0	—	6.0
Stock-based compensation arrangements	—	0.1	—	0.1

Denominator for diluted EPS	246.1	249.2	245.8	251.1

Basic and diluted EPS	$(0.19)	$0.06	$(0.35)	$0.14

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

In the third quarter of 2005, the Company financed $7.2 million for the expansion of one of its data center facilities through a short-term capital lease. This obligation is expected to be converted to a long-term capital lease in the fourth quarter of 2005 or early in 2006.

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting and technical support services for the Company within Cincinnati Bell Telephone’s operating territory. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. During the second quarter of 2004, the Company and Convergys renegotiated the contract, which extended the contract through December 31, 2010, reduced prices for certain services provided by Convergys, and reduced the Company’s annual commitment from $45.0 million to $35.0 million in 2004 and 2005, respectively, excluding certain third party costs. The Company paid a total amount of $37.5 million under the contract in 2004, and $27.2 million in the first nine months of 2005. Beginning in 2006, the minimum commitment will be reduced by 5% annually.

Form 10-Q Part I	Cincinnati Bell Inc.

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

These complaints were filed on behalf of purchasers of the Company’s securities between January 17, 2001 and May 20, 2002, inclusive, and alleged violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by, inter alia, (1) improperly recognizing revenue associated with Indefeasible Right of Use (“IRU”) agreements; and (2) failing to write-down goodwill associated with the Company’s 1999 acquisition of IXC Communications, Inc. The plaintiffs seek unspecified compensatory damages, attorney’s fees, and expert expenses.

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

Freedom Wireless vs. BCGI, et al.

On September 16, 2005, Freedom Wireless filed a patent infringement action against 24 wireless service providers, including Cincinnati Bell Wireless (“CBW”). The suit alleges that the defendant wireless service providers are in violation of a patent owned by Freedom Wireless. CBW obtained its rights to use the technology in question through Boston Communications Group Inc. (“BCGI”). BCGI has acknowledged its obligation to indemnify CBW in accordance with the terms of the license agreement. This lawsuit was preceded by a direct patent infringement suit against BCGI by Freedom Wireless, in which BCGI was found liable. BCGI is appealing that verdict. CBW is not certain that BCGI will prevail in its appeal, whether it will have sufficient financial resources to honor all of its indemnification obligations, or whether the judge would order injunctive relief that could force CBW to find an alternative prepaid billing platform. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

Other

During 2004, a class action complaint against CBW was filed in Hamilton County, Ohio. The complaint alleges that the plaintiff and all similarly-situated customers of CBW were wrongfully assessed roaming charges for wireless phone calls made or received within CBW’s Home Service Area and/or within major metropolitan areas on the AT&T Wireless Network. On January 31, 2005, a similar class action complaint against CBW was filed in Kenton County, Kentucky. The allegations raised and damages sought by plaintiffs in the Kenton County action are very similar to those in the Hamilton County action.

Form 10-Q Part I	Cincinnati Bell Inc.

During the second quarter of 2005, a tentative settlement agreement was reached in the above referenced Cincinnati Bell Wireless class action complaints. On October 21, 2005, the settlement was approved by the court. Under the settlement, the Company will establish a fund capped at $6 million from which customers who qualify and submit a claim will receive a voucher of up to $50 toward certain Cincinnati Bell services. Customers who can demonstrate that they had applicable roaming charges in excess of $100 are eligible to be reimbursed for up to half of such charges in lieu of the $50 voucher. This settlement did not have a significant impact on the Company’s results of operations in 2005.

6. Pension and Postretirement Plans

The actuarial expense calculation for the Company’s postretirement health plan is based on numerous assumptions, estimates, and judgments including health care cost trend rates and cost sharing with retirees. The Company’s collectively bargained-for labor contracts have historically had limits on the Company-funded portion of retiree medical costs (referred to as “caps”). However, the Company had waived the premiums in excess of the caps for bargained-for retirees who retired during the contract period. Similar benefits have been provided to non-bargained retirees. Prior to December 31, 2004, the Company’s actuarial calculation of retiree medical costs included the assumption that the caps were in place in accordance with the terms of the collectively bargained-for agreement.

Effective December 31, 2004, based on its past practice of waiving the retiree medical cost caps, the Company began accounting for its retiree medical benefit obligation as if there were no caps. The accounting using this assumption remained in effect through May 2005, and resulted in postretirement medical and other benefits expense of $18.3 million for the five months ended May 31, 2005 versus $9.5 million for the five months ended May 31, 2004.

However, in May 2005, the Company reached an agreement with bargained-for employees as to the terms of a new labor contract. Bargained-for retirees under the agreement are provided Company-sponsored healthcare through the use of individual Health Reimbursement Accounts (“HRAs”), which provides for Company contributions of a fixed amount per retiree that the retiree can use to purchase their healthcare from among the various plans offered. The Company agreed to increase the HRA amount annually over the life of the labor agreement. The retiree pays for healthcare premiums and other costs in excess of the HRA amount. Contrary to past practice, no agreement was made to waive the implementation of this cost-sharing feature. Based on this new agreement, effective June 1, 2005, the Company modified its assumptions for the actuarial calculation of retiree medical costs, including assumptions regarding cost sharing by retirees. Including the effect of this change on the 2005 period, postretirement medical and other benefits expense for the four-month period June 1, 2005 through September 30, 2005 was $10.0 million versus $6.7 million for the comparable period of 2004.

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

Form 10-Q Part I	Cincinnati Bell Inc.

postretirement benefit plan would be deemed actuarially equivalent to the benefits provided under Medicare Part D. Effective July 1, 2004, the Company prospectively adopted FSP No. 106-2 and remeasured its postretirement benefit obligation as of that date to account for the federal subsidy, the effects of which resulted in a $10.3 million reduction in the Company’s postretirement benefit obligation and a $1.1 million reduction in the Company’s 2004 postretirement expense. The effect in the first nine months of 2005 was approximately a $3.7 million reduction in the Company’s postretirement expense. On January 21, 2005, the Department of Health and Human Services issued final federal regulations on the determination of actuarial equivalence of the federal subsidy, which were not substantially different from the proposed rules.

The Company is required to record a net pension liability that is at least equal to the pension plan’s accumulated benefit obligation less the market value of plan assets. This measurement is calculated on December 31 of each year and, if an adjustment is necessary, it is reflected as a long-term pension liability with the offset recorded as an intangible asset to the extent the Company has unrecognized prior service costs, with the remainder recorded in accumulated other comprehensive income (loss) in the equity section of the consolidated balance sheet, net of tax. At December 31, 2004, an increase in the accumulated benefit obligation, or a decrease in plan assets, of $3 million or more would have resulted in the accumulated benefit obligation exceeding the market value of the plan assets, causing an equity adjustment of approximately $40 million, net of tax, related to this minimum pension liability measurement.

During 2004, special termination benefits of $10.5 million were included in the benefit obligation. These special termination benefits related to the 2004 restructuring plan and were offered to certain employees eligible for retirement.

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans. Approximately 5% of these costs are capitalized to property, plant, and equipment with labor related to network construction in the Local segment. Pension and postretirement benefit expense follows:

	Pension Benefits		Postretirement and Other Benefits
	Three Months Ended September 30,
(dollars in millions)	2005	2004	2005	2004
Service cost	$1.9	$2.0	$0.8	$0.5
Interest cost on projected benefit obligation	6.7	6.9	4.4	3.8
Expected return on plan assets	(9.6)	(10.3)	(1.5)	(1.5)
Amortization of:
Transition (asset)/obligation	(0.3)	(0.5)	1.1	1.1
Prior service cost	0.8	0.8	1.8	0.9
Net (gain)/loss	0.9	(0.3)	0.8	0.1

Pension and postretirement (income) expense	$0.4	$(1.4)	$7.4	$4.9

	Pension Benefits		Postretirement and Other Benefits
	Nine Months Ended September 30,
(dollars in millions)	2005	2004	2005	2004
Service cost	$6.0	$6.1	$3.4	$1.6
Interest cost on projected benefit obligation	20.4	20.4	16.1	12.2
Expected return on plan assets	(28.6)	(31.0)	(4.2)	(4.7)
Amortization of:
Transition (asset)/obligation	(0.8)	(1.4)	3.2	3.2
Prior service cost	2.4	2.4	8.3	2.8
Net (gain)/loss	1.6	(0.7)	1.5	1.1

Pension and postretirement (income) expense	$1.0	$(4.2)	$28.3	$16.2

Form 10-Q Part I	Cincinnati Bell Inc.

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

The Wireless segment consists of the operations of the CBW subsidiary, a venture in which the Company owns 80.1% and Cingular, through its subsidiary New Cingular Wireless PCS, LLC (“Cingular”), owns the remaining 19.9%. This segment provides advanced, digital voice and data communications services, and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas.

The Hardware and Managed Services segment provides data center collocation, IT consulting services, and telecommunications and computer equipment in addition to their related installation and maintenance primarily to enterprises located within the Local segment’s operating area. This segment is comprised of the operations within Cincinnati Bell Technology Solutions (“CBTS”). In March 2004, CBTS sold certain operating assets, which were generally residing outside of the Company’s operating area, for approximately $3.2 million in cash. During the second quarter of 2004, CBTS paid $1.3 million to the buyer of the assets in working capital adjustments related to the sale.

The Other segment combines the operations of Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Complete Protection (“CBCP”), Cincinnati Bell Public Communications Inc. (“Public”) and Cincinnati Bell Entertainment (“CBE”). CBAD resells long distance voice and audio-conferencing services, CBCP provides security and surveillance hardware and monitoring services for consumers and businesses, Public provides public payphone services, and CBE will provide entertainment services. In the fourth quarter of 2004, the Company sold its payphone assets located at correctional institutions and those outside of the Company’s operating area for $1.4 million.

The Broadband segment no longer has any substantive, on-going operations because, in 2003, the Company sold substantially all of its broadband assets, which were reported in the Broadband segment. The Broadband segment previously provided data and voice communications services nationwide over approximately 18,700 route miles of fiber-optic transmission facilities.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.

Form 10-Q Part I	Cincinnati Bell Inc.

The Company’s business segment information follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2005	2004	2005	2004
Revenue
Local	$187.4	$190.4	$567.1	$571.0
Wireless	58.2	66.2	179.8	197.4
Hardware and managed services	43.5	38.6	125.2	101.1
Other	19.7	20.7	58.3	58.6
Intersegment	(8.5)	(8.0)	(26.1)	(20.8)

Total revenue	$300.3	$307.9	$904.3	$907.3

Intersegment revenue
Local	$6.5	$5.7	$19.1	$15.1
Wireless	0.8	0.5	2.1	1.6
Hardware and managed services	0.5	1.1	2.6	3.2
Other	0.7	0.7	2.3	0.9

Total intersegment revenue	$8.5	$8.0	$26.1	$20.8

Operating income (loss)
Local	$67.9	$74.2	$207.9	$215.9
Wireless	(4.1)	0.1	(25.8)	7.8
Hardware and managed services	2.8	3.6	9.5	9.9
Other	7.0	6.8	20.0	11.7
Broadband	1.0	2.8	3.6	4.3
Corporate	(2.5)	(4.9)	(12.0)	(13.8)

Total operating income	$72.1	$82.6	$203.2	$235.8

Capital expenditures
Local	$26.0	$17.9	$72.0	$59.0
Wireless	8.5	7.1	28.3	22.6
Hardware and managed services	1.9	13.0	6.4	13.5
Other	1.3	0.7	2.0	4.9

Total capital expenditures	$37.7	$38.7	$108.7	$100.0

Depreciation and amortization
Local	$27.1	$29.9	$81.0	$89.6
Wireless	13.2	20.8	48.4	50.9
Hardware and managed services	0.7	0.2	1.7	0.7
Other	0.5	0.4	1.4	1.2
Corporate	0.3	0.2	0.7	0.4

Total depreciation and amortization	$41.8	$51.5	$133.2	$142.8

Assets (at September 30, 2005 and December 31, 2004)
Local	$715.5	$717.1
Wireless	297.7	371.6
Hardware and managed services	86.0	60.8
Other	108.4	124.1
Broadband	2.9	2.9
Corporate and eliminations	682.8	682.2

Total assets	$1,893.3	$1,958.7

Form 10-Q Part I	Cincinnati Bell Inc.

8. Supplemental Guarantor Information

Cincinnati Bell Telephone Notes

CBT, a wholly owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), has $250.0 million in notes outstanding that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. Substantially all of the Parent Company’s income and cash flow is generated by its subsidiaries. Generally, funds necessary to meet the Parent Company’s debt service obligations are provided by distributions or advances from its subsidiaries.

The following information sets forth the condensed consolidating statements of operations and cash flows for the three month and nine month periods ended September 30, 2005 and 2004 and condensed consolidating balance sheets of the Company as of September 30, 2005 and December 31, 2004 of (1) the Parent Company, as the guarantor (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

(dollars in millions)

	Three Months Ended September 30, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$187.4	$121.3	$(8.4)	$300.3
Operating costs and expenses	2.4	119.5	114.7	(8.4)	228.2

Operating income (loss)	(2.4)	67.9	6.6	—	72.1

Equity in earnings of subsidiaries	37.3	—	—	(37.3)	—
Interest expense	42.6	4.3	7.2	(7.1)	47.0
Other expense (income), net	84.8	(1.3)	(1.0)	7.1	89.6

Income (loss) before income taxes	(92.5)	64.9	0.4	(37.3)	(64.5)
Income tax expense (benefit)	(48.4)	25.5	2.5	—	(20.4)

Net income (loss)	(44.1)	39.4	(2.1)	(37.3)	(44.1)
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$(46.7)	$39.4	$(2.1)	$(37.3)	$(46.7)

	Three Months Ended September 30, 2004
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$190.4	$125.5	$(8.0)	$307.9
Operating costs and expenses	4.9	116.2	112.2	(8.0)	225.3

Operating income (loss)	(4.9)	74.2	13.3	—	82.6

Equity in earnings of subsidiaries	47.4	—	—	(47.4)	—
Interest expense	46.1	4.4	5.2	(5.1)	50.6
Other expense (income), net	(5.1)	(0.7)	0.2	5.1	(0.5)

Income (loss) before income taxes	1.5	70.5	7.9	(47.4)	32.5
Income tax expense (benefit)	(16.0)	27.5	3.5	—	15.0

Net income (loss)	17.5	43.0	4.4	(47.4)	17.5
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$14.9	$43.0	$4.4	$(47.4)	$14.9

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations

(dollars in millions)

	Nine Months Ended September 30, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$567.1	$363.2	$(26.0)	$904.3
Operating costs and expenses	12.0	359.2	355.9	(26.0)	701.1

Operating income (loss)	(12.0)	207.9	7.3	—	203.2

Equity in earnings of subsidiaries	68.5	—	—	(68.5)	—
Interest expense	134.0	12.7	20.7	(20.3)	147.1
Other expense (income), net	81.0	(2.9)	(5.9)	20.3	92.5

Income (loss) before income taxes	(158.5)	198.1	(7.5)	(68.5)	(36.4)
Income tax expense (benefit)	(81.4)	83.2	38.9	—	40.7

Net income (loss)	(77.1)	114.9	(46.4)	(68.5)	(77.1)
Preferred stock dividends	7.8	—	—	—	7.8

Net income (loss) applicable to common shareowners	$(84.9)	$114.9	$(46.4)	$(68.5)	$(84.9)

	Nine Months Ended September 30, 2004
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$571.0	$357.0	$(20.7)	$907.3
Operating costs and expenses	13.8	355.1	323.3	(20.7)	671.5

Operating income (loss)	(13.8)	215.9	33.7	—	235.8

Equity in earnings of subsidiaries	135.1	—	—	(135.1)	—
Interest expense	138.8	13.1	13.3	(13.3)	151.9
Other expense (income), net	(13.3)	(0.6)	1.4	13.3	0.8

Income (loss) before income taxes	(4.2)	203.4	19.0	(135.1)	83.1
Income tax expense (benefit)	(47.5)	79.4	7.9	—	39.8

Net income (loss)	43.3	124.0	11.1	(135.1)	43.3
Preferred stock dividends	7.8	—	—	—	7.8

Net income (loss) applicable to common shareowners	$35.5	$124.0	$11.1	$(135.1)	$35.5

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

(dollars in millions)

	As of September 30, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$20.3	$2.8	$0.6	$—	$23.7
Receivables, net	2.3	66.9	79.6	—	148.8
Other current assets	13.9	25.6	86.7	(23.1)	103.1

Total current assets	36.5	95.3	166.9	(23.1)	275.6
Property, plant and equipment, net	0.2	608.9	213.4	—	822.5
Goodwill and other intangibles, net	—	—	76.7	—	76.7
Investments in and advances to subsidiaries	974.3	—	—	(974.3)	—
Other noncurrent assets	334.0	11.3	441.0	(67.8)	718.5

Total assets	$1,345.0	$715.5	$898.0	$(1,065.2)	$1,893.3

Current portion of long-term debt	$4.0	$22.8	$8.6	$—	$35.4
Accounts payable	0.1	40.4	28.6	—	69.1
Other current liabilities	37.1	70.0	37.6	36.6	181.3

Total current liabilities	41.2	133.2	74.8	36.6	285.8
Long-term debt, less current portion	1,870.8	238.6	0.4	—	2,109.8
Other noncurrent liabilities	138.1	90.4	68.4	(127.5)	169.4
Intercompany payables	—	(1.6)	489.6	(488.0)	—

Total liabilities	2,050.1	460.6	633.2	(578.9)	2,565.0
Minority interest	—	—	33.4	—	33.4
Shareowners’ equity (deficit)	(705.1)	254.9	231.4	(486.3)	(705.1)

Total liabilities and shareowners’ equity (deficit)	$1,345.0	$715.5	$898.0	$(1,065.2)	$1,893.3

	As of December 31, 2004
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$22.7	$1.4	$0.8	$—	$24.9
Receivables, net	2.4	67.6	69.0	—	139.0
Other current assets	13.5	24.6	62.6	(11.4)	89.3

Total current assets	38.6	93.6	132.4	(11.4)	253.2
Property, plant and equipment, net	0.9	612.0	244.8	—	857.7
Goodwill and other intangibles, net	—	—	76.7	—	76.7
Investments in and advances to subsidiaries	1,065.2	—	—	(1,065.2)	—
Other noncurrent assets	346.0	11.5	522.5	(108.9)	771.1

Total assets	$1,450.7	$717.1	$976.4	$(1,185.5)	$1,958.7

Current portion of long-term debt	$4.3	$24.1	$1.7	$—	$30.1
Accounts payable	0.2	34.6	24.1	—	58.9
Other current liabilities	76.9	75.2	54.5	1.8	208.4

Total current liabilities	81.4	133.9	80.3	1.8	297.4
Long-term debt, less current portion	1,870.2	240.7	0.2	—	2,111.1
Other noncurrent liabilities	123.6	67.0	67.0	(122.1)	135.5
Intercompany payables	—	23.9	549.9	(573.8)	—

Total liabilities	2,075.2	465.5	697.4	(694.1)	2,544.0
Minority interest	—	—	39.2	—	39.2
Shareowners’ equity (deficit)	(624.5)	251.6	239.8	(491.4)	(624.5)

Total liabilities and shareowners’ equity (deficit)	$1,450.7	$717.1	$976.4	$(1,185.5)	$1,958.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

(dollars in millions)

	Nine Months Ended September 30, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(45.5)	$212.4	$58.5	$—	$225.4

Capital expenditures	—	(72.0)	(36.7)	—	(108.7)
Other investing activities	—	0.9	0.3	—	1.2

Cash flows used in investing activities	—	(71.1)	(36.4)	—	(107.5)

Capital contributions	159.4	(137.2)	(22.2)	—	—
Issuance of long-term debt and new credit facility, net	790.0	—	0.1	—	790.1
Repayment of previous credit facility and other debt	(878.9)	(3.4)	(0.2)	—	(882.5)
Issuance of common shares - exercise of stock options	2.4	—	—	—	2.4
Other financing activities	(29.8)	0.7	—	—	(29.1)

Cash flows provided by (used in) financing activities	43.1	(139.9)	(22.3)	—	(119.1)

Increase (decrease) in cash and cash equivalents	(2.4)	1.4	(0.2)	—	(1.2)
Beginning cash and cash equivalents	22.7	1.4	0.8	—	24.9

Ending cash and cash equivalents	$20.3	$2.8	$0.6	$—	$23.7

	Nine Months Ended September 30, 2004
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(47.7)	$203.1	$61.1	$—	$216.5

Capital expenditures	—	(59.0)	(41.0)	—	(100.0)
Other investing activities	0.2	3.0	1.8	—	5.0

Cash flows used in investing activities	0.2	(56.0)	(39.2)	—	(95.0)

Capital contributions	169.7	(147.4)	(22.3)	—	—
Repayment of previous credit facility and other debt	(119.4)	(1.7)	0.2	—	(120.9)
Issuance of common shares - exercise of stock options	1.9	—	—	—	1.9
Other financing activities	(7.6)	2.1	—	—	(5.5)

Cash flows provided by (used in) financing activities	44.6	(147.0)	(22.1)	—	(124.5)

Increase (decrease) in cash and cash equivalents	(2.9)	0.1	(0.2)	—	(3.0)
Beginning cash and cash equivalents	23.5	1.7	0.8	—	26.0

Ending cash and cash equivalents	$20.6	$1.8	$0.6	$—	$23.0

Form 10-Q Part I	Cincinnati Bell Inc.

7 1/4% Senior Notes Due 2013, 7% Senior Notes Due 2015, and 8  3/8% Senior Subordinated Notes Due 2014

The Company’s 7 1/4% Senior Notes Due 2013, 7% Notes Due 2015, and 8  3/8% Senior Subordinated Notes Due 2014 are guaranteed by the following subsidiaries: Cincinnati Bell Public Communications Inc., Cincinnati Bell Entertainment Inc. (f/k/a ZoomTown.com Inc.), Cincinnati Bell Complete Protection Inc., BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless Holdings LLC, BCSI Inc., BCSIVA Inc., BRCOM Inc., BRWL LLC, BRWSVCS LLC, Cincinnati Bell Technology Solutions Inc., IXC Business Services LLC, and IXC Internet Services Inc. The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. The Company’s subsidiaries generate substantially all of the Parent Company’s income and cash flow and generally fund, through distributions or advances, the Parent Company’s debt service obligations.

Form 10-Q Part I	Cincinnati Bell Inc.

The following information sets forth the condensed consolidating statements of operations and cash flows for the three month and nine month periods ended September 30, 2005 and 2004 and the condensed consolidating balance sheets of the Company as of September 30, 2005 and December 31, 2004 of (1) the Parent Company, as the issuer (2) the guarantor subsidiaries on a combined basis and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

(dollars in millions)

	Three Months Ended September 30, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$75.5	$233.2	$(8.4)	$300.3
Operating costs and expenses	2.4	65.4	168.8	(8.4)	228.2

Operating income (loss)	(2.4)	10.1	64.4	—	72.1

Equity in earnings (loss) of subsidiaries	37.3	(5.0)	—	(32.3)	—
Interest expense	42.6	6.3	5.2	(7.1)	47.0
Other expense (income), net	84.8	(1.2)	(1.1)	7.1	89.6

Income (loss) before income taxes	(92.5)	—	60.3	(32.3)	(64.5)
Income tax expense (benefit)	(48.4)	(0.4)	28.4	—	(20.4)

Net income (loss)	(44.1)	0.4	31.9	(32.3)	(44.1)
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$(46.7)	$0.4	$31.9	$(32.3)	$(46.7)

	Three Months Ended September 30, 2004
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$73.9	$242.0	$(8.0)	$307.9
Operating costs and expenses	4.9	62.4	166.0	(8.0)	225.3

Operating income (loss)	(4.9)	11.5	76.0	—	82.6

Equity in earnings (loss) of subsidiaries	47.4	1.1	—	(48.5)	—
Interest expense	46.1	4.5	5.1	(5.1)	50.6
Other expense (income), net	(5.1)	0.2	(0.7)	5.1	(0.5)

Income (loss) before income taxes	1.5	7.9	71.6	(48.5)	32.5
Income tax expense (benefit)	(16.0)	0.5	30.5	—	15.0

Net income (loss)	17.5	7.4	41.1	(48.5)	17.5
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$14.9	$7.4	$41.1	$(48.5)	$14.9

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations

(dollars in millions)

	Nine Months Ended September 30, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$222.4	$707.9	$(26.0)	$904.3
Operating costs and expenses	12.0	189.9	525.2	(26.0)	701.1

Operating income (loss)	(12.0)	32.5	182.7	—	203.2

Equity in earnings (loss) of subsidiaries	68.5	(28.9)	—	(39.6)	—
Interest expense	134.0	18.5	14.9	(20.3)	147.1
Other expense (income), net	81.0	(6.3)	(2.5)	20.3	92.5

Income (loss) before income taxes	(158.5)	(8.6)	170.3	(39.6)	(36.4)
Income tax expense (benefit)	(81.4)	29.3	92.8	—	40.7

Net income (loss)	(77.1)	(37.9)	77.5	(39.6)	(77.1)
Preferred stock dividends	7.8	—	—	—	7.8

Net income (loss) applicable to common shareowners	$(84.9)	$(37.9)	$77.5	$(39.6)	$(84.9)

	Nine Months Ended September 30, 2004
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$204.3	$723.7	$(20.7)	$907.3
Operating costs and expenses	13.8	180.4	498.0	(20.7)	671.5

Operating income (loss)	(13.8)	23.9	225.7	—	235.8

Equity in earnings (loss) of subsidiaries	135.1	7.4	—	(142.5)	—
Interest expense	138.8	11.5	14.9	(13.3)	151.9
Other expense (income), net	(13.3)	1.3	(0.5)	13.3	0.8

Income (loss) before income taxes	(4.2)	18.5	211.3	(142.5)	83.1
Income tax expense (benefit)	(47.5)	(0.8)	88.1	—	39.8

Net income (loss)	43.3	19.3	123.2	(142.5)	43.3
Preferred stock dividends	7.8	—	—	—	7.8

Net income (loss) applicable to common shareowners	$35.5	$19.3	$123.2	$(142.5)	$35.5

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

(dollars in millions)

	As of September 30, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$20.3	$0.2	$3.2	$—	$23.7
Receivables, net	2.3	68.6	77.9	—	148.8
Other current assets	13.9	94.6	31.9	(37.3)	103.1

Total current assets	36.5	163.4	113.0	(37.3)	275.6
Property, plant and equipment, net	0.2	38.3	784.0	—	822.5
Goodwill and other intangibles, net	—	10.3	66.4	—	76.7
Investments in and advances to subsidiaries	974.3	229.0	—	(1,203.3)	—
Other noncurrent assets	334.0	441.6	10.7	(67.8)	718.5

Total assets	$1,345.0	$882.6	$974.1	$(1,308.4)	$1,893.3

Current portion of long-term debt	$4.0	$8.6	$22.8	$—	$35.4
Accounts payable	0.1	32.1	36.9	—	69.1
Other current liabilities	37.1	26.1	95.7	22.4	181.3

Total current liabilities	41.2	66.8	155.4	22.4	285.8
Long-term debt, less current portion	1,870.8	0.4	238.6	—	2,109.8
Other noncurrent liabilities	138.1	56.0	102.8	(127.5)	169.4
Intercompany payables	—	481.0	74.6	(555.6)	—

Total liabilities	2,050.1	604.2	571.4	(660.7)	2,565.0
Minority interest	—	33.4	—	—	33.4
Shareowners’ equity (deficit)	(705.1)	245.0	402.7	(647.7)	(705.1)

Total liabilities and shareowners’ equity (deficit)	$1,345.0	$882.6	$974.1	$(1,308.4)	$1,893.3

	As of December 31, 2004
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$22.7	$0.2	$2.0	$—	$24.9
Receivables, net	2.4	54.4	82.2	—	139.0
Other current assets	13.5	57.9	29.3	(11.4)	89.3

Total current assets	38.6	112.5	113.5	(11.4)	253.2
Property, plant and equipment, net	0.9	26.6	830.2	—	857.7
Goodwill and other intangibles, net	—	10.3	66.4	—	76.7
Investments in and advances to subsidiaries	1,065.2	274.2	—	(1,339.4)	—
Other noncurrent assets	346.0	523.0	11.0	(108.9)	771.1

Total assets	$1,450.7	$946.6	$1,021.1	$(1,459.7)	$1,958.7

Current portion of long-term debt	$4.3	$1.7	$24.1	$—	$30.1
Accounts payable	0.2	31.4	27.3	—	58.9
Other current liabilities	76.9	27.7	102.0	1.8	208.4

Total current liabilities	81.4	60.8	153.4	1.8	297.4
Long-term debt, less current portion	1,870.2	0.2	240.7	—	2,111.1
Other noncurrent liabilities	123.6	55.2	78.8	(122.1)	135.5
Intercompany payables	—	545.6	111.7	(657.3)	—

Total liabilities	2,075.2	661.8	584.6	(777.6)	2,544.0
Minority interest	—	39.2	—	—	39.2
Shareowners’ equity (deficit)	(624.5)	245.6	436.5	(682.1)	(624.5)

Total liabilities and shareowners’ equity (deficit)	$1,450.7	$946.6	$1,021.1	$(1,459.7)	$1,958.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
(dollars in millions)
	Nine Months Ended September 30, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(45.5)	$44.2	$226.7	$—	$225.4

Capital expenditures	—	(10.8)	(97.9)	—	(108.7)
Other investing activities	—	1.2	—	—	1.2

Cash flows provided by (used in) investing activities	—	(9.6)	(97.9)	—	(107.5)

Capital contributions	159.4	(35.2)	(124.2)	—	—
Issuance of long-term debt and new credit facility, net	790.0	0.1	—	—	790.1
Repayment of previous credit facility and other debt	(878.9)	(0.2)	(3.4)	—	(882.5)
Issuance of common shares - exercise of stock options	2.4	—	—	—	2.4
Other financing activities	(29.8)	0.7	—	—	(29.1)

Cash flows provided by (used in) financing activities	43.1	(34.6)	(127.6)	—	(119.1)

Increase (decrease) in cash and cash equivalents	(2.4)	—	1.2	—	(1.2)
Beginning cash and cash equivalents	22.7	0.2	2.0	—	24.9

Ending cash and cash equivalents	$20.3	$0.2	$3.2	$—	$23.7

	Nine Months Ended September 30, 2004
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(47.7)	$80.5	$183.7	$—	$216.5

Capital expenditures	—	(21.1)	(78.9)	—	(100.0)
Other investing activities	0.2	1.8	3.0	—	5.0

Cash flows provided by (used in) investing activities	0.2	(19.3)	(75.9)	—	(95.0)

Capital contributions	169.7	(61.6)	(108.1)	—	—
Repayment of previous credit facility and other debt	(119.4)	0.2	(1.7)	—	(120.9)
Issuance of common shares - exercise of stock options	1.9	—	—	—	1.9
Other financing activities	(7.6)	—	2.1	—	(5.5)

Cash flows provided by (used in) financing activities	44.6	(61.4)	(107.7)	—	(124.5)

Increase (decrease) in cash and cash equivalents	(2.9)	(0.2)	0.1	—	(3.0)
Beginning cash and cash equivalents	23.5	0.2	2.3	—	26.0

Ending cash and cash equivalents	$20.6	$—	$2.4	$—	$23.0

Form 10-Q Part I	Cincinnati Bell Inc.

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

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy statements and other information about issuers, like the Company, which file electronically with the SEC. The address of this site is http://www.sec.gov.

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

Revenue Recognition – The Company recognizes revenue as services are provided. Fees for local access and value added services are billed monthly in advance, while revenue is recognized as the services are provided. Postpaid wireless, long distance, switched access, reciprocal compensation, and data and Internet product services are billed monthly in arrears, while the revenue is recognized as the services are provided.

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

Form 10-Q Part I	Cincinnati Bell Inc.

and adjusts these estimates during the period in which the Company can determine actual usage, typically in the following reporting period. These adjustments may have a material impact upon operating results of the Company during the period of the adjustment.

The Company recognizes equipment revenue generally upon customer receipt or, if contractually specified, upon the performance of contractual obligations, such as shipment, delivery, installation or customer acceptance.

Income Taxes – The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. The Company believes adequate provision has been made for all open tax years. Deferred investment tax credits are being amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant, and equipment. As of September 30, 2005, the Company had $667.9 million in net deferred tax assets.

On June 30, 2005, legislation was passed in the state of Ohio instituting a gross receipts tax and phasing out Ohio’s corporate franchise and income tax over a 5 year period. As a result of this legislation, the Company does not expect it will be able to realize income tax benefits associated with $45 million of deferred tax assets previously recorded, of which approximately $34 million relates to Ohio net operating losses. The remaining amount of approximately $11 million relates to the revaluation of other Ohio deferred tax assets to estimates of future realizable value. Therefore, the Company recognized additional income tax expense of approximately $44 million and $1 million in the second and third quarters of 2005, respectively. This additional income tax expense is based upon projections of taxable income, timing of reversing temporary differences, and the Company’s current business structure. Adjustments to these estimates may be required upon changes in these underlying factors. At September 30, 2005, the Company has net state and local deferred tax assets of $33.0 million.

As of September 30, 2005, the Company had $1.8 billion in federal tax net operating loss carryforwards, with a deferred tax asset value of $624.1 million. The tax loss carryforwards are available to the Company to offset taxable income in current and future periods. As a result of the loss on extinguishment of the 16% Notes recorded in the third quarter of 2005 (see Note 3 to the Condensed Consolidated Financial Statements), the Company expects to utilize approximately $69 million of gross federal tax net operating loss carryforwards during 2005. The tax loss carryforwards will generally expire between 2011 and 2023 and are not currently limited under U.S. tax laws. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Based on current income levels and anticipated future reversal of existing temporary differences, the Company expects to utilize its federal net operating loss carryforwards within their expiration periods.

For reporting periods prior to the end of the Company’s fiscal year, the Company records income tax expense based upon an estimated annual effective tax rate, as adjusted for items affecting income taxes that are discrete to the particular quarter. The loss on extinguishment of debt associated with the repayment of the 16% Notes (see Note 3 of the Condensed Consolidated Financial Statements) was considered a discrete event during the third quarter of 2005. The estimated annual effective tax rate is computed using statutory tax rates and an estimate of annual income before income taxes adjusted for non-deductible expenses. The Company’s non-deductible expenses include interest expense related to securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities which the Company has subsequently issued to refinance the Broadband Securities. As a result of the non-deductible expenses, the Company’s effective tax rate will exceed statutory rates and will vary inversely with the amount of its income before income taxes.

Form 10-Q Part I	Cincinnati Bell Inc.

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

Estimated Useful Lives and Depreciation of Property, Plant, and Equipment – The Company’s provision for depreciation of its telephone plant is determined on a straight-line basis using the whole life and remaining life methods. Provision for depreciation of other property, other than leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life or term of the lease, including option renewal periods if renewal of the lease is probable or reasonably assured. Repairs and maintenance expense items are charged to expense as incurred.

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

During the fourth quarter of 2003, the Company shortened the estimated remaining economic useful life of its legacy Time Division Multiple Access (“TDMA”) wireless network to December 31, 2006 due to the expected migration of its TDMA customer base to its Global System for Mobile Communications (“GSM”) network. Subsequently, as part of the process of redeploying spectrum from the Company’s legacy TDMA wireless network to its GSM network to meet unexpected increasing demand for its GSM services, the Company made the decision in the first quarter of 2005 to retire certain TDMA assets early in the second quarter of 2005 in order to optimize its TDMA network performance. Minimal projected cash flows were associated with these TDMA assets retired in the second quarter and, as such, the Company recorded a $22.7 million impairment charge in the first quarter of 2005. The $22.7 million impairment charge is included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Asset impairments and other charges.” In the second quarter of 2005, the Company shortened its estimate of the useful life of certain of the remaining TDMA assets from the December 31, 2006 date previously used. This change was based on updates to the expected rate of migration of TDMA customers to the GSM network, the effect of this migration on the reallocation of spectrum from the TDMA network to the GSM network, and the necessary deployment or retirement of network assets to optimize the quality of both the GSM and TDMA

Form 10-Q Part I	Cincinnati Bell Inc.

networks while the migration of customers and spectrum from the TDMA network to the GSM network is occurring. As a result of this acceleration, the Company recorded additional depreciation expense of $3.7 million in the second quarter of 2005 but $1.8 million less depreciation in the third quarter of 2005 as a number of the TDMA assets became fully depreciated by the end of the second quarter of 2005. The Company also analyzed the remaining $25 million of TDMA assets for impairment, and found that no impairment condition exists at September 30, 2005. Also, in the second quarter of 2005, the Company reduced the previously estimated useful life of specific GSM assets that will be replaced in 2005 as part of the Company’s continued initiative to improve GSM network quality, for an additional charge in the second quarter of $1.3 million. If technological change were to occur more rapidly than expected, it may have the effect of shortening the estimated depreciable life of other network and operating assets that the Company employs. This could have a substantial impact on the consolidated depreciation expense and net income of the consolidated Company.

Impairment of Long-Lived Assets, Other than Goodwill and Indefinite-Lived Intangibles – The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite-lived intangible assets discussed below, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In assessing impairments, the Company follows the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. As noted above, the Company’s decision to retire certain TDMA assets resulted in the recording of an impairment charge of $22.7 million during the first quarter of 2005. Based upon the migration patterns of customers from the TDMA network to the GSM network, the estimated useful life of some or all of the TDMA network assets could change in the future, which could result in further accelerated depreciation or additional impairment charges.

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

Pursuant to SFAS 142, goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. No impairment charges were recorded during the first nine months of 2005.

As a result of the merger between Cingular Wireless and AT&T Wireless on October 26, 2004, the roaming and trade name agreements held by the Company are no longer operative. Accordingly, the remaining estimated useful lives of these assets were shortened effective July 1, 2004. This change resulted in additional amortization expense of $5.6 million during the three months ended September 30, 2004. The remaining $2.0 million in net book value was fully amortized in the fourth quarter of 2004.

Form 10-Q Part I	Cincinnati Bell Inc.

Pension and Postretirement Benefits – The actuarial expense calculation for the Company’s postretirement health plan is based on numerous assumptions, estimates and judgments including health care cost trend rates and cost sharing with retirees. The Company’s collectively bargained-for labor contracts have historically had limits on the Company-funded portion of retiree medical costs (referred to as “caps”). However, the Company had waived the premiums in excess of the caps for bargained-for retirees who retired during the contract period. Similar benefits have been provided to non-bargained retirees. Prior to December 31, 2004, the Company’s actuarial calculation of retiree medical costs included the assumption that the caps were in place in accordance with the terms of the collectively bargained-for agreement.

Effective December 31, 2004, based on its past practice of waiving the retiree medical cost caps, the Company began accounting for its retiree medical benefit obligation as if there were no caps. The accounting using this assumption remained in effect through May 2005, and resulted in postretirement medical and other benefits expense of $18.3 million for the five months ended May 31, 2005 versus $9.5 million for the five months ended May 31, 2004.

In May 2005, the Company reached an agreement with bargained-for employees as to the terms of a new labor contract. Bargained-for retirees under the agreement are provided Company-sponsored healthcare through the use of individual Health Reimbursement Accounts (“HRAs”), which provides for Company contributions of a fixed amount per retiree that the retiree can use to purchase their healthcare from among the various plans offered. The Company agreed to increase the HRA amount annually over the life of the labor agreement. The retiree pays for healthcare premiums and other costs in excess of the HRA amount. Contrary to past practice, no agreement was made to waive the implementation of this cost-sharing feature. Based on this new agreement, effective June 1, 2005, the Company modified its assumptions for the actuarial calculation of retiree medical costs, including assumptions regarding cost sharing by retirees. Including the effect of this change on the 2005 period, postretirement medical and other benefits expense for the four-month period June 1, 2005 through September 30, 2005 was $10.0 million versus $6.7 million for the comparable period of 2004.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), beginning in 2006, will provide a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that will be available under Medicare. The amount of the federal subsidy will be based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000. On May 19, 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”). FSP No. 106-2 clarified that the federal subsidy provided under the Act should be accounted for as an actuarial gain in calculating the postretirement benefit obligation and annual postretirement expense. Based on its current understanding of the Act, the Company determined that a substantial portion of the prescription drug benefits provided under its postretirement benefit plan would be deemed actuarially equivalent to the benefits provided under Medicare Part D. Effective July 1, 2004, the Company prospectively adopted FSP No. 106-2 and remeasured its postretirement benefit obligation as of that date to account for the federal subsidy, the effects of which resulted in a $10.3 million reduction in the Company’s postretirement benefit obligation and a $1.1 million reduction in the Company’s 2004 postretirement expense. The effect in the first nine months of 2005 was approximately a $3.7 million reduction in the Company’s postretirement expense. On January 21, 2005, the Department of Health and Human Services issued final federal regulations on the determination of actuarial equivalence of the federal subsidy, which were not substantially different from the proposed rules.

Form 10-Q Part I	Cincinnati Bell Inc.

The Company is required to record a net pension liability that is at least equal to the pension plan’s accumulated benefit obligation less the market value of plan assets. This measurement is calculated on December 31 of each year and, if an adjustment is necessary, it is reflected as a long-term pension liability with the offset recorded as an intangible asset to the extent the Company has unrecognized prior service costs, with the remainder recorded in accumulated other comprehensive income (loss) in the equity section of the consolidated balance sheet, net of tax. At December 31, 2004, an increase in the accumulated benefit obligation, or a decrease in plan assets, of $3 million or more would have resulted in the accumulated benefit obligation exceeding the market value of the plan assets, causing an equity adjustment of approximately $40 million, net of tax, related to this minimum pension liability measurement.

During 2004, special termination benefits of $10.5 million were included in the benefit obligation. These special termination benefits related to the 2004 restructuring plan and were offered to certain employees eligible for retirement.

Results of Operations

The financial results for the three and nine months ended September 30, 2005 and 2004 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) on page 1 of this quarterly report on Form 10-Q. Results for interim periods may not be indicative of the results for the full year.

Refer to Discussion of Operating Segment Results on page 34 of this Report on Form 10-Q for detailed discussion of operating results by segment.

CONSOLIDATED OVERVIEW

Revenue

Consolidated revenue totaled $300.3 million in the third quarter of 2005, a decrease of $7.6 million, or 2.5%, compared to the third quarter of 2004. The decrease was due to the following:

•	$3.0 million lower revenues in the Local segment due to access line losses, partially offset by increased data and DSL revenues;

•	$8.0 million lower revenues in the Wireless segment due to lower service revenue;

•	$4.9 million increased revenues in the Hardware and Managed Services (“HMS”) segment primarily due to increased data center, telephony and other equipment sales; and

•	$1.0 million lower revenues in the Other segment, as $1.0 million of increased long distance revenues partially offset $2.0 million of decreases from businesses which the Company has exited.

For the nine month period ended September 30, 2005, consolidated revenue totaled $904.3 million, as compared to $907.3 million for the same period in 2004. A $24.1 million increase in the HMS segment revenue was offset by decreases in the Local, Wireless, and Other segments to produce a $3.0 million, or 0.3%, decrease.

Operating income for the third quarter of 2005 was $72.1 million, a decrease of $10.5 million compared to the third quarter of 2004. The decrease was due to the following:

•	$6.3 million decrease in Local operating income as a result of $4.2 million increased pension and postretirement benefits expenses and lower revenues discussed above;

•	$4.2 million decrease in Wireless operating income resulting from decreased service revenue and $2.6 million increase in handset subsidies related to increased unit sales, partially offset by $7.6 million of decreased depreciation and amortization, primarily associated with the accelerated amortization in 2004 of certain intangibles; and

Form 10-Q Part I	Cincinnati Bell Inc.

•	$0.8 million decrease in HMS operating income primarily due to increased cost of goods sold and higher commission expense on strong sales.

Operating income for the first three quarters of 2005 was $203.2 million, a decrease of $32.6 million as compared to the same period of 2004. The decrease was due to the following:

•	$8.0 million decrease in Local operating income as a result of $16.5 million increased pension and postretirement benefits expenses, higher network costs of $5.5 million related to the expanded territory of service, and $3.9 million in lower revenues as discussed above, partially offset by lower operating taxes of $11.4 million and decreased depreciation expense of $8.6 million;

•	$33.6 million decrease in Wireless operating income resulting from decreased revenue discussed above and an asset impairment charge of $22.7 million associated with the retirement of certain TDMA assets partially offset by the accelerated amortization of $7.0 million in 2004 of certain intangibles;

•	$0.4 million decrease in HMS operating income primarily due to an increased proportion of equipment sales, which have lower operating margins than the service revenues, and higher commissions expense on strong sales; and

•	$8.3 million increase in operating income from the Other segment primarily from the lower costs per long distance minute associated with the installation of long distance switching equipment in June 2004.

The minority interest caption relates to the 19.9% minority interest of Cingular in the net income of Cincinnati Bell Wireless LLC (“CBW”). The TDMA asset impairment charge discussed above gives rise to CBW losses in 2005, and the minority interest income add back of $1.0 million in the third quarter of 2005 and $5.8 million in the nine months ended September 30, 2005 represents Cingular’s portion of the CBW losses.

Interest expense decreased to $47.0 million for the third quarter of 2005, compared to $50.6 million for the same period in 2004. For the nine months ended September 30, 2005 and 2004, interest expense was $147.1 million and $151.9 million, respectively. This decrease is a result of the Company’s reduction in average debt for the respective periods and lower interest rates, particularly with regard to the extinguishment of the 16% Senior Subordinated Discount Notes due 2009 (“16% Notes”) in August 2005.

The loss on extinguishment of debt of $99.8 million recorded for the first nine months of 2005 was comprised of a $91.9 million loss related to the repurchase of the 16% Notes in the third quarter of 2005 and the write-off of $7.9 million associated with the repayment of previously existing credit facilities. See Note 3 of the Condensed Consolidated Financial Statements for further details.

Income tax expense (benefit) was a benefit of $20.4 million in the third quarter of 2005, compared to expense of $15.0 million in the third quarter of 2004. The decreased income tax expense for the third quarter of 2005 results from the decreased pre-tax income for the quarter versus the same period in 2004. Income tax expense was $40.7 million for the nine months ended September 30, 2005. Although the Company had pre-tax losses on a year-to-date basis, income tax expense results from legislation that the state of Ohio passed on June 30, 2005 whereby it is instituting a gross receipts tax and phasing out Ohio’s corporate franchise and income tax over a 5 year period. As a result of this legislation, the Company no longer expects to realize state income tax benefits associated with $45 million of deferred tax assets previously recorded. Therefore, the Company reduced deferred tax assets and increased income tax expense by $45 million in 2005. Excluding the effect of the change in state tax laws and the loss on extinguishment of debt, the Company estimates that its effective income tax rate will be approximately 50% for the full year 2005, which differs from the federal statutory rate primarily due to certain non-deductible interest expense.

The Company is experiencing increased customer additions in its wireless and DSL businesses, which have caused and will continue to cause additional activation expenses, including handset subsidies and DSL product costs.

Form 10-Q Part I	Cincinnati Bell Inc.

Discussion of Operating Segment Results

LOCAL

The Local segment provides local voice telephone service, including enhanced custom calling features, and data services, which include dedicated network access, Gigabit Ethernet and Asynchronous Transfer Mode based data transport, and Digital Subscriber Line (“DSL”) and dial-up Internet access, to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. These services are provided primarily by CBT, which operates as the Incumbent Local Exchange Carrier (“ILEC”) in its operating territory of approximately 2,400 square miles within an approximate 25-mile radius of Cincinnati, Ohio. CBT’s network includes 685 Synchronous Optical Network rings and 2,255 fiber network miles, has full digital switching capability and can provide data transmission services to up to approximately 90% of its addressable access lines via DSL.

Outside of its ILEC territory, the Local segment provides these services through Cincinnati Bell Extended Territories Inc. (“CBET”), which operates as a competitive local exchange carrier (“CLEC”) both in the communities north of CBT’s operating territory and in the greater Dayton market. CBET provides voice services for residential as well as voice and data services for business customers on its own network and by purchasing Unbundled Network Elements (“UNE-L’s” or “loop”) or UNE-platform (“UNE-P” or “platform”) from the ILEC. CBET provides service either completely on its own network or through UNE-L to approximately 94% of its customer base, and expects to migrate substantially all of its Dayton, Ohio market customers to UNE-L by the end of 2005. The Local segment links its Cincinnati and Dayton geographies through its fiber networks, which provides route diversity via two separate paths.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Revenue:
Voice	$123.6	$130.3	$(6.7)	(5)%	$377.9	$391.7	$(13.8)	(4)%
Data	54.9	50.8	4.1	8%	162.3	151.6	10.7	7%
Other services	8.9	9.3	(0.4)	(4)%	26.9	27.7	(0.8)	(3)%

Total revenue	187.4	190.4	(3.0)	(2)%	567.1	571.0	(3.9)	(1)%

Operating costs and expenses:
Cost of services and products	58.4	53.2	5.2	10%	175.2	165.4	9.8	6%
Selling, general and administrative	34.0	33.1	0.9	3%	103.0	99.9	3.1	3%
Depreciation	27.1	29.9	(2.8)	(9)%	81.0	89.6	(8.6)	(10)%
Restructuring	—	—	—	0%	—	0.2	(0.2)	(100)%

Total operating costs and expenses	119.5	116.2	3.3	3%	359.2	355.1	4.1	1%

Operating income	$67.9	$74.2	$(6.3)	(8)%	$207.9	$215.9	$(8.0)	(4)%

Operating margin	36.2%	39.0%		(3) pts	36.7%	37.8%		(1) pts

Revenue

Voice revenue, which includes local service, switched access, information services and value added services revenues decreased in the third quarter of 2005 by $6.7 million versus the same period in 2004 as a result of a 4.2% decrease in local service access lines as well as the loss of value added services revenue primarily as a result of bundle discounts.

Form 10-Q Part I	Cincinnati Bell Inc.

Access lines within the segment’s ILEC territory decreased by 50,000, or 5%, from 952,000 at September 30, 2004 to 902,000 at September 30, 2005, which the Company believes results from several factors including customers electing to use wireless communication (“wireless substitution”) in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC by continuing to target voice services to residential and small business customers in Dayton, Ohio. Since September 30, 2004, the Company has increased these lines by 9,000 bringing total access lines outside its ILEC service territory to 35,000, which is 4% of the Company’s total access lines at September 30, 2005.

Data revenue consists of data transport, high-speed Internet access (including DSL), dial-up Internet access, digital trunking, and Local Area Network (“LAN”) interconnection services. The increase in data revenue of $4.1 million for the 2005 third quarter as compared to the 2004 third quarter is due to higher DSL revenue and data transport revenue. An increase in average DSL subscribers of 29,000, partially offset by a slightly lower average rate per subscriber, produced an additional $2.5 million in revenue for the third quarter of 2005 as compared to the third quarter of 2004. As of September 30, 2005, the Company’s DSL penetration of addressable access lines was approximately 20%, up from 16% at September 30, 2004. Also, data transport revenues were $1.7 million higher for the third quarter of 2005 as compared to the third quarter of 2004.

Voice revenue for the nine months ended September 30, 2005 decreased $13.8 million versus the nine months ended September 30, 2004 due to the loss of local service and the loss of value added services revenue as a result of bundle discounts. The data revenue increase of $10.7 million for the first nine months of 2005 as compared to 2004 resulted from $8.2 million of additional DSL revenue, as a 31,000 increase in average DSL subscribers was only partially offset by a decrease in average rate per subscriber, and $4.7 million of increased data transport revenues. These increases in revenue were partially offset by a decrease of $1.6 million from dial-up Internet access customers, attributed to a decrease of 2,000 average subscribers and a decrease in rate per subscriber. Most of the decrease in dial-up subscribers occurs as customers switch to DSL internet service.

The Company believes its rate of access line loss would have been greater and its increase in DSL subscribers would have been less without the success of its “Super Bundle”, Custom ConnectionsSM. The Company added 23,000 Super Bundle subscribers through the first nine months of 2005, bringing total subscribership to 147,000 and penetration of residential access lines to 25%. The Company’s Super Bundle offers local, long distance, wireless, DSL and the Company’s value added services package, Complete Connections®, on a single bill at a price lower than what the customer would pay for all of the services individually. An aggressive marketing campaign and the favorable bundled pricing associated with Custom ConnectionsSM has increased the demand for the Company’s ZoomTown DSL offering, which added 23,000 customers through the first nine months of 2005, growing 25% compared to September 30, 2004, to 154,000 subscribers. As a result of this growth, total lines to the customer (defined as access lines plus DSL subscribers) as of September 30, 2005 decreased only slightly compared to September 30, 2004.

Costs and Expenses

Cost of services and products increased for the third quarter of 2005 by $5.2 million versus the third quarter of 2004 due to higher labor expense of $3.5 million, primarily associated with the Company’s postretirement liability (see “Pension and Postretirement Benefits” in Critical Accounting Policies and Estimates above), and increased network costs of $2.3 million primarily due to the Company’s out of territory expansion into the Dayton market. These higher costs were partially offset by decreased operating taxes of $0.6 million for the third quarter of 2005.

Cost of services and products increased by $9.8 million for the first nine months of 2005 versus the same

Form 10-Q Part I	Cincinnati Bell Inc.

period in 2004 due to higher labor expense of $14.2 million, primarily associated with the Company’s postretirement liability, increased network costs of $5.5 million, and higher product costs of $0.6 million primarily associated with the increase in DSL subscribers. These higher costs were partially offset by decreased operating taxes of $11.4 million for the first nine months of 2005. Beginning with the third quarter of 2004 through the second quarter of 2005, CBT was not subject to Ohio franchise taxes based on gross receipts, but instead was subject to state and local income tax and was included in the combined Ohio state income tax return with other Cincinnati Bell operating companies. See “Critical Accounting Policies and Estimates – Income Taxes” for discussion of recently passed Ohio tax legislation that will impact the Company’s future state income tax expense and operating tax expense.

The increases in selling, general and administrative expenses for the third quarter and nine months ended September 30, 2005 were due to higher labor costs of $0.7 million and $4.3 million, respectively, primarily associated with the Company’s higher postretirement medical expense in 2005 as compared to 2004. Advertising and marketing costs were $0.7 million lower for the nine months ended September 30, 2005 compared to the same period of 2004, and employee related expenses and consulting fees for the first three quarters of 2005 were $0.7 million less than in the same period of 2004.

Depreciation expense decreased $2.8 million in the third quarter of 2005 compared to the third quarter of 2004, and decreased $8.6 million for the first nine months of 2005 compared to the same period in 2004. The decreases were primarily due to changes in depreciation rates used as a result of updated estimates of the depreciable assets’ useful lives.

Operating Income

Operating margins decreased by 2.8% and 1.1% for the third quarter of 2005 and the nine months ended September 30, 2005, respectively, as compared to similar periods in 2004.

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

Form 10-Q Part I	Cincinnati Bell Inc.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Revenue
Service	$52.3	$61.7	$(9.4)	(15)%	$163.3	$184.9	$(21.6)	(12)%
Equipment	5.9	4.5	1.4	31%	16.5	12.5	4.0	32%

Total revenue	58.2	66.2	(8.0)	(12)%	179.8	197.4	(17.6)	(9)%

Operating costs and expenses:
Cost of services and products	34.9	30.3	4.6	15%	92.2	95.7	(3.5)	(4)%
Selling, general and administrative	14.2	13.3	0.9	7%	41.3	38.8	2.5	6%
Depreciation	13.2	14.7	(1.5)	(10)%	48.4	43.9	4.5	10%
Amortization	—	6.1	(6.1)	(100)%	—	7.0	(7.0)	(100)%
Asset impairments and other charges	—	1.7	(1.7)	(100)%	23.7	4.2	19.5	n/m

Total operating costs and expenses	62.3	66.1	(3.8)	(6)%	205.6	189.6	16.0	8%

Operating income (loss)	$(4.1)	$0.1	$(4.2)	n/m	$(25.8)	$7.8	$(33.6)	n/m

Operating margin	(7.0)%	0.2%		(7) pts	(14.3)%	4.0%		(18) pts

Operating metrics
Postpaid ARPU*	$46.23	$51.31	$(5.08)	(10)%	$46.00	$51.76	$(5.76)	(11)%
Prepaid ARPU*	$18.62	$19.41	$(0.79)	(4)%	$20.82	$20.14	$0.68	3%

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue, excluding roaming revenue, by the average subscriber base for the period. Collocation revenues are not included in calculation of ARPU.

Revenue

Wireless segment revenue declined during both the third quarter and the nine months ended September 30, 2005 compared to the same periods in 2004. The decreases are primarily due to declines in postpaid subscriber ARPU and roaming revenue, partially offset by increased equipment sales.

During the third quarter of 2005, subscriber service revenue decreased by $9.4 million compared to the third quarter of 2004 due to the following:

•	$6.9 million decrease in postpaid subscriber service revenue, which is comprised of $4.8 million as a result of $5.08 lower ARPU and $2.1 million due to a 5% decrease in average subscribers. The lower ARPU results from the continued migration of the Company’s postpaid customers to lower priced GSM rate plans and bundling plans, slightly offset by an increase in data revenues. The decrease in subscribers from 308,100 at September 30, 2004 to 300,300 at September 30, 2005 was primarily caused by network quality problems encountered in 2004 at the early stages of the Company’s network migration from TDMA to GSM. However, the Company believes that it has resolved the network quality issues of 2004, as evidenced by third party independent testing, by 4,100 net activations (gross activations less deactivations) for the third quarter of 2005 compared to a loss of net subscribers of 10,500 in the third quarter of 2004, and by an average monthly churn of 2.15% in the third quarter of 2005 compared to 3.68% in the third quarter of 2004;

Form 10-Q Part I	Cincinnati Bell Inc.

•	$0.5 million decrease in prepaid service revenues primarily due to a $1.3 million decrease in billed minutes of use, including the effect of one-time promotional plans for new subscribers, partially offset by a $0.8 million increase in data revenues. As of September 30, 2005, prepaid subscribers totaled approximately 171,900, which is consistent with September 30, 2004. Average monthly prepaid customer churn increased from the previous quarter as well as from the third quarter 2004 to 7.08%; and

•	$2.7 million decrease in roaming revenue due to a decrease in minutes of use and a decrease in revenue per roaming minute. As a result of the merger between Cingular and AT&T Wireless Services Inc., CBW has lost substantial roaming revenue as Cingular customers are now using Cingular’s network versus CBW’s network. As part of CBW’s agreement with Cingular, a substantial portion of this lost roaming revenue is offset by a rate reduction on the cost of roaming minutes purchased from Cingular. During the third quarter of 2005, roaming expense decreased $1.5 million compared to the same period of 2004.

Total wireless subscribers at September 30, 2005 were approximately 472,000, of which 71% were on the Company’s GSM network. The Company’s total wireless subscribers represent 16% of the population in CBW’s licensed operating territory.

Equipment revenue increased by $1.4 million as the Company sold 28,000 more handsets during the third quarter of 2005 versus the comparable period of 2004.

For the nine months ended September 30, 2005, subscriber service revenue decreased by $21.6 million as compared to the same period of 2004 due to $18.8 million lower postpaid subscriber revenue and lower roaming revenue of $7.1 million. These decreases were partially offset by $2.2 million higher prepaid subscriber revenue. Consistent with the quarter declines, the year-to-date postpaid subscriber revenue decrease related to a $5.76 decrease in ARPU compared to the same period in 2004. The decrease in roaming revenue was attributable to the Cingular agreement discussed above, and was offset by a decrease to roaming expense of $8.7 million, included in cost of services and products. Prepaid service revenue increased by $2.2 million due to an increase in ARPU of $0.68 to $20.82. Higher data revenue more than offset the decrease in billed minutes of use.

Equipment revenue increased by $4.0 million as the Company sold 30,000 more handsets during the first nine months of 2005 versus the comparable period of 2004. Lower subsidies in the first half of 2005 as compared to 2004 were partially offset by subsidy increases in the third quarter of 2005.

Costs and Expenses

Cost of services and products consists largely of network operation costs, roaming expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), interconnection expenses and cost of handsets and accessories sold. These costs and expenses increased $4.6 million during the third quarter of 2005 and decreased $3.5 million during the nine months ended September 30, 2005 compared to the same periods in 2004. The increase for the third quarter of 2005 is due primarily to a $4.0 million increase in handset and accessory cost of goods sold, both related to higher unit sales during the quarter. Additionally, the decrease in roaming rate expense for calls outside of the Company’s network of $1.5 million was offset by higher network expense. For the nine months ended September 30, 2005, the decrease is primarily due to $8.7 million in roaming rate expense partially offset by an increase in cost of goods sold associated with increased handset and accessory sales and higher network costs.

Form 10-Q Part I	Cincinnati Bell Inc.

Selling, general and administrative expenses include certain customer acquisition expenses, including advertising, distribution and promotional expenses. These expenses increased $0.9 million for the third quarter of 2005 and $2.5 million for the first nine months of 2005, primarily due to increased advertising, versus the comparable periods of 2004.

The Company recorded an impairment charge of $22.7 million in the first quarter of 2005 to retire certain TDMA assets to optimize its TDMA network performance. Minimal projected cash flows were associated with these TDMA assets retired in the second quarter. The impairment charge is included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Asset impairments and other charges.” The Company analyzed the remaining $25 million of TDMA assets for impairment, and found that no impairment condition exists at September 30, 2005. Asset impairment charges in 2004 were recorded to write-down certain assets which were no longer in service.

In the second quarter of 2005, the Company shortened its estimate of the useful life of certain of the remaining TDMA assets from the December 31, 2006 date previously used. This change was based on updates to the expected rate of migration of TDMA customers to the GSM network, the effect of this migration on the reallocation of spectrum from the TDMA network to the GSM network, and the necessary deployment or retirement of network assets to optimize the quality of both the GSM and TDMA networks while the migration of customers and spectrum from the TDMA network to the GSM network is occurring. As a result of the change in useful life, the Company recorded additional depreciation expense of $3.7 million in the second quarter of 2005 but $1.8 million less depreciation in the third quarter of 2005 as a number of the TDMA assets became fully depreciated by the end of the second quarter of 2005.

The depreciation increase for the nine months ended September 30, 2005 versus the 2004 comparable period results from the accelerated depreciation on TDMA assets as well as on certain GSM assets that will be replaced in 2005 as part of the Company’s continued initiative to improve GSM network quality.

Amortization expense in 2004 was a result of accelerated amortization related to the change in estimated economic useful life of certain roaming and trade name agreements as a result of the merger between Cingular and AT&T Wireless Services on October 26, 2004.

Operating Income (Loss)

As a result of the above items, operating income decreased $4.2 million for the third quarter of 2005 and $33.6 million for the nine months ended September 30, 2005 compared to the same periods in 2004. The operating margins decreased to a negative 7.0% and a negative 14.3% in the third quarter and nine months ended September 30, 2005, respectively.

HARDWARE AND MANAGED SERVICES

The Hardware and Managed Services segment provides data center collocation, IT consulting services, outsourced management, installation and maintenance and the sale of telecommunications and computer equipment. The Hardware and Managed Services segment is comprised of the operations within CBTS. In March 2004, CBTS sold certain operating assets, which were generally residing outside of the Company’s area, for approximately $3.2 million in cash.

Form 10-Q Part I	Cincinnati Bell Inc.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Revenue:
Hardware	$26.4	$24.0	$2.4	10%	$76.8	$56.9	$19.9	35%
Managed Services	17.1	14.6	2.5	17%	48.4	44.2	4.2	10%

Total revenue	43.5	38.6	4.9	13%	125.2	101.1	24.1	24%

Operating costs and expenses:
Cost of services and products	35.6	31.0	4.6	15%	101.1	79.2	21.9	28%
Selling, general and administrative	4.4	3.8	0.6	16%	13.0	12.4	0.6	5%
Depreciation	0.7	0.2	0.5	n/m	1.7	0.7	1.0	143%
Asset impairments and other charges (credits)	—	—	—	0%	(0.1)	(1.1)	1.0	(91)%

Total operating costs and expenses	40.7	35.0	5.7	16%	115.7	91.2	24.5	27%

Operating income	$2.8	$3.6	$(0.8)	(22)%	$9.5	$9.9	$(0.4)	(4)%

Operating margin	6.4%	9.3%		(3) pts	7.6%	9.8%		(2) pts

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

Hardware revenue for the third quarter of 2005 increased $2.4 million as compared to the third quarter of 2004 due to a $6.4 million increase in data center related, telephony, and other equipment sales, partially offset by a $4.0 million decrease due to the sale of out of territory offices in 2004. The increase in revenue for the nine months ended September 30, 2005 compared to the same period in 2004 was due to $38.6 million higher data center related, telephony, and other equipment sales, partially offset by a $18.7 million decrease in equipment sales due to the sale of out of territory offices in 2004.

Managed services revenue increases for the third quarter and first nine months of 2005 were primarily due to increases in data center revenue and related, non-recurring managed services revenue generated by the CBTS newly operational data center facilities.

Costs and Expenses

Cost of services and products increased for the third quarter and the first nine months of 2005 by $4.6 million and $21.9 million, respectively. In the third quarter, operational costs of the new data center facilities increased $2.0 million, cost of goods sold for hardware increased $1.6 million, and costs associated with managed services increased $1.0 million, all related to increased revenues. For the first nine months of 2005, the increase is primarily due to a $16.4 million increase in hardware cost of goods sold as a result of higher hardware sales in the second and third quarters of 2005. Additionally, managed services costs increased by $0.6 million and operational costs of new data center facilities increased $4.9 million for the first nine months of 2005, as compared to the same period of 2004, as a result of higher revenues.

Form 10-Q Part I	Cincinnati Bell Inc.

Selling, general and administrative expenses increased for the third quarter and the first nine months of 2005 compared to the same period in 2004. The increase is attributed to increased employee benefits expenses, sales commissions, and other performance-based compensation as a result of the revenue and earnings increases over 2004, offset by decreases as a result of the sale of out-of-territory assets in 2004.

The increase in depreciation expense in 2005 over 2004 is due to capital asset additions associated with data center services.

Operating Income

Although revenue increased during both periods discussed for the Hardware and Managed Services segment, operating margins decreased from 2004. The margin decrease is due to an increased proportion of equipment sales, which has lower operating margins than the service revenue, increased employee benefits expenses, and increased depreciation expense.

OTHER

The Other segment combines the operations of Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Complete Protection (“CBCP”), Cincinnati Bell Public Communications Inc. (“Public”) and Cincinnati Bell Entertainment (“CBE”). CBAD resells long distance voice services and audio conferencing, CBCP provides security monitoring for consumers and businesses as well as related hardware, Public provides public payphone services, and CBE will provide entertainment services. In the fourth quarter of 2004, the Company sold its payphone assets located at correctional institutions and those outside of the Company’s operating area. During the same quarter, the Company discontinued offering security monitoring hardware to business customers without the related service monitoring.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Revenue	$19.7	$20.7	$(1.0)	(5)%	$58.3	$58.6	$(0.3)	(1)%

Operating costs and expenses:
Cost of services and products	8.2	9.5	(1.3)	(14)%	25.2	35.6	(10.4)	(29)%
Selling, general and administrative	4.0	4.0	—	0%	11.7	10.1	1.6	16%
Depreciation	0.5	0.4	0.1	25%	1.4	1.2	0.2	17%

Total costs and expenses	12.7	13.9	(1.2)	(9)%	38.3	46.9	(8.6)	(18)%

Operating income	$7.0	$6.8	$0.2	3%	$20.0	$11.7	$8.3	71%

Operating margin	35.5%	32.9%		3 pts	34.3%	20.0%		14 pts

Revenue

Other segment revenue decreased slightly in the third quarter of 2005 compared to the same period in 2004. Revenue remained relatively flat at $58 million for the nine months ended September 30, 2005 compared to the same period in 2004.

CBAD’s revenue increased $1.0 million, or 6%, in the third quarter of 2005 compared to the third quarter of 2004 and increased $5.4 million, or 11%, for the nine months ended September 30, 2005 compared to the same period in 2004. The majority of the increases relate to business products such as dedicated access and audio conferencing. The remaining increases are the result of subscribed access lines, which were flat in the

Form 10-Q Part I	Cincinnati Bell Inc.

third quarter as compared to the prior year and have increased $1.0 million during the nine months ended September 30, 2005 compared to the same period in 2004. Usage increases from the growth of unlimited long distance plans within the Company’s service bundles are the primary reason for this growth. CBAD had 567,000 subscribed access lines as of September 30, 2005 in the Cincinnati and Dayton, Ohio operating areas. The Company’s market share has increased as a function of the Local segment’s lines in service for which a long distance carrier has been chosen for residential and business access lines. CBAD’s residential and business market share in Cincinnati increased in the third quarter of 2005 to approximately 80% and 51%, respectively, from 74% and 47%, respectively, at September 30, 2004.

CBCP and Public’s revenue decreased $2.0 million in the third quarter of 2005 and $5.6 million in the nine months ended September 30, 2005 compared to the same periods in 2004 due to the Company’s sale or exiting of businesses as noted above.

Costs and Expenses

Cost of services and products decreased in the third quarter of 2005 and in the nine months ended September 30, 2005, compared to the same periods in 2004. CBAD’s cost of service for the third quarter of 2005 compared to the same period in 2004 increased approximately $1.0 million as a result of increased network charges related to increased minutes of use, but this was more than offset by cost decreases of $2.4 million for CBCP and Public as a result of sold and exited businesses. The year-to-date decrease in cost of services and products resulted primarily from a $7.5 million decrease associated with lower costs per long distance minute due to the installation of long distance switching equipment in June 2004, and the renegotiation of wholesale transport rates in June 2004 and June 2005. Cost of services and products for CBCP and Public also decreased an additional $5.7 million for the nine month period ended September 30, 2005 versus the comparable period of 2004 as a result of sold and exited businesses. These cost decreases were partially offset by increases in operating taxes of $2.6 million.

Selling, general and administrative expenses remained relatively flat in the third quarter of 2005 compared to the third quarter of 2004. Selling, general, and administrative expenses increased slightly for the nine months ended September 30, 2005 compared to the same period in 2004. A significant portion of the expenses was associated with software development costs at CBAD.

Operating Income

As a result of the items above, the Other segment reported increased operating income for the third quarter of 2005 and for the nine months ended September 30, 2005, compared to the same periods in 2004. Operating margin showed similar improvements for both periods.

BROADBAND

During 2003, the Company completed the sale of substantially all of its Broadband assets and, in connection with the sale, retained certain Broadband obligations. During the third quarter of 2005 and the nine months ended September 30, 2005, the Company relieved approximately $1.9 million and $3.1 million, respectively, of obligations related to the Broadband segment. Additionally, during the third quarter and the nine months ended September 30, 2005, Broadband operating income decreased by $1.8 million and $0.7 million, respectively. The decrease was related to the settlement of operating tax issues and proceeds from the sale of assets in 2004 that were previously written off.

Form 10-Q Part I	Cincinnati Bell Inc.

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

Financing Transactions and Credit Facilities

In the first quarter of 2005, the Company completed the first of a two stage refinancing plan of its 16% Notes. In the third quarter of 2005, the Company completed the second stage of its plan with the refinancing of the 16% Notes. In stage one, the Company:

•	paid $9.7 million in fees to the holders of the Company’s 7 1/4% Senior Notes due 2013 (“7 1/4% Notes”) for their consent to permit the Company to refinance its 16% Notes with new debt that would be pari passu to the 7 1/4% Notes;

•	issued, on February 16, 2005, $250 million new 7% Senior Notes due 2015 (“7% Senior Notes”) and $100 million in additional 8 3/8% Senior Subordinated Notes due 2014 (“8 3/8% Notes”) (collectively, the “New Bonds”);

•	established, on February 16, 2005, a new $250 million revolving credit facility that matures in February 2010 and also includes the right to request, but no lender is committed to provide, an increase in the aggregate amount of the new credit facility of up to $500 million in future incremental borrowing capacity;

•	used the proceeds from the New Bonds and borrowings from the new revolving credit facility to repay $438.8 million outstanding on its previous credit facility; and

•	executed $350 million notional interest rate swaps to change the fixed rate nature of the New Bonds to approximate the floating rate characteristics of the terminated credit facility.

In stage two, the Company:

•	issued $400 million of new bank term notes (“Tranche B Term Loan”) on August 31, 2005 under the Company’s credit facility; and

•	retired the 16% Notes for $447.8 million, including repayment of accrued interest, using the proceeds from the Tranche B Term Loan and additional borrowings under the Company’s revolving credit facility.

In stage one of the refinancing plan, the Company recorded a loss on debt extinguishment of $7.9 million for the write-off of unamortized deferred financing fees associated with the prior credit facility. In stage two of the refinancing plan, the Company recorded a loss on debt extinguishment of $91.9 million. The loss on extinguishment of the 16% Notes is composed of $9.1 million for the write-off of the unamortized deferred financing fees, $27.7 million for the write-off of the unamortized discount, and $55.1 million for the premium paid.

As of September 30, 2005, the Company had $38.0 million in outstanding borrowings under its revolving credit facility, and had outstanding letters of credit totaling $6.5 million, leaving $205.5 million in additional borrowing availability under its revolving credit facility.

The Company issued the $400 million Tranche B Term Loan under the terms of the credit facility entered into on February 16, 2005. The Tranche B Term Loan will bear interest at a per annum rate equal to, at the Company’s option, LIBOR plus 1.50% or the Base Rate (as defined by the Credit Agreement) plus .50%. The Tranche B Term Loan matures on August 31, 2012, and is subject to mandatory quarterly amortization

Form 10-Q Part I	Cincinnati Bell Inc.

payments of $1 million beginning December 31, 2005 through September 30, 2011, and then in four quarterly installments of $94 million. The Tranche B Term Loan is guaranteed by each of the subsidiaries of the Company that guarantee the credit facility and is entitled to share ratably the collateral that secures the revolving credit facility.

The Company is subject to financial covenants in association with its existing credit facility. These financial covenants require that the Company maintain certain leverage ratios, interest coverage and fixed charge ratios. The facilities also contain certain covenants which, among other things, may restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company were in default under its credit facilities, no additional borrowings under the credit facilities would be available until the default was waived or cured. The Company’s ability to borrow was not compromised as a result of any such default as of the date of this filing.

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

In the third quarter of 2005, the Company financed $7.2 million for the expansion of one of its data center facilities through a short-term capital lease. This obligation is expected to be converted to a long-term capital lease in the fourth quarter of 2005 or early in 2006.

Current maturities of long-term debt of $35.4 million at September 30, 2005 consisted of $4.0 million of principal payments for the Tranche B Term Loan, $20.0 million of principal payments on CBT long-term notes, $10.1 million related to the current portion of capital leases and $1.3 million related to other current debt. The Company expects to have the ability to meet its current obligations through borrowings from its revolving credit facility and cash flows generated by its operations.

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

Form 10-Q Part I	Cincinnati Bell Inc.

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

Since September 30, 2004, the Company has eliminated 133 positions, net of additions, and expects to eliminate 150 to 200 positions in total by December 31, 2005, and as many as 400 positions in total by December 31, 2006. Restructuring costs of $11.2 million were recognized in the fourth quarter of 2004, and additional charges may be required in the future. The Company expects to recognize approximately $20 to $25 million in annual cost savings related to this restructuring.

Commitments and Contingencies

Commitments

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting and technical support services for the Company within Cincinnati Bell Telephone’s operating territory. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. During the second quarter of 2004, the Company and Convergys renegotiated the contract, which extended the contract through December 31, 2010, reduced prices for certain services provided by Convergys and reduced the Company’s annual commitment from $45.0 million to $35.0 million in 2004 and 2005, respectively, excluding certain third party costs. The Company paid a total amount of $37.5 million under the contract in 2004, and $27.2 million in the first nine months of 2005. Beginning in 2006, the minimum commitment will be reduced by 5% annually.

Contingencies

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes that are not predictable with reasonable assurance.

Form 10-Q Part I	Cincinnati Bell Inc.

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

These complaints were filed on behalf of purchasers of the Company’s securities between January 17, 2001 and May 20, 2002, inclusive, and alleged violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by, inter alia, (1) improperly recognizing revenue associated with Indefeasible Right of Use (“IRU”) agreements; and (2) failing to write-down goodwill associated with the Company’s 1999 acquisition of IXC Communications, Inc. The plaintiffs seek unspecified compensatory damages, attorney’s fees, and expert expenses.

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

Form 10-Q Part I	Cincinnati Bell Inc.

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

Freedom Wireless vs. BCGI, et al.

On September 16, 2005, Freedom Wireless filed a patent infringement action against 24 wireless service providers, including Cincinnati Bell Wireless (“CBW”). The suit alleges that the defendant wireless service providers are in violation of a patent owned by Freedom Wireless. CBW obtained its rights to use the technology in question through Boston Communications Group Inc. (“BCGI”). BCGI has acknowledged its obligation to indemnify CBW in accordance with the terms of the license agreement. This lawsuit was preceded by a direct patent infringement suit against BCGI by Freedom Wireless, in which BCGI was found liable. BCGI is appealing that verdict. CBW is not certain that BCGI will prevail in its appeal, whether it will have sufficient financial resources to honor all of its indemnification obligations, or whether the judge would order injunctive relief that could force CBW to find an alternative prepaid billing platform. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

Other

During 2004, a class action complaint against CBW was filed in Hamilton County, Ohio. The complaint alleges that the plaintiff and all similarly-situated customers of CBW were wrongfully assessed roaming charges for wireless phone calls made or received within CBW’s Home Service Area and/or within major metropolitan areas on the AT&T Wireless Network. On January 31, 2005, a similar class action complaint against CBW was filed in Kenton County, Kentucky. The allegations raised and damages sought by plaintiffs in the Kenton County action are very similar to those in the Hamilton County action.

During the second quarter of 2005, a tentative settlement agreement was reached in the above referenced Cincinnati Bell Wireless class action complaints. On October 21, 2005, the settlement was approved by the court. Under the settlement, the Company will establish a fund capped at $6 million from which customers who qualify and submit a claim will receive a voucher of up to $50 toward certain Cincinnati Bell services. Customers who can demonstrate that they had applicable roaming charges in excess of $100 are eligible to be reimbursed for up to half of such charges in lieu of the $50 voucher. This settlement did not have a significant impact on the Company’s results of operations in 2005.

Form 10-Q Part I	Cincinnati Bell Inc.

Cash Flows

For the nine months ended September 30, 2005, cash provided by operating activities totaled $225.4 million, an increase of $8.9 million compared to the $216.5 million provided by operating activities during the same period in 2004. This increase results primarily from favorable changes in working capital.

The Company’s investing activities for the nine months ended September 30, 2005 primarily consisted of outflows for capital expenditures of $108.7 million compared to capital expenditures for the same period in 2004 of $100.0 million and inflows from the sale of assets. The $8.7 million increase in capital expenditures during the nine months ended September 30, 2005 compared to the same period in 2004 was primarily due to business transformation projects associated with the 2004 restructuring charge and mandated wireless investments, partially offset by decreased HMS expenditures due to high 2004 additions for data center facilities. In 2004, the Company received $1.9 million from the sale, net of working capital adjustments, of certain assets in the HMS segment generally consisting of operating assets outside its current operating area.

During the nine months ended September 30, 2005, the Company received $352 million of gross cash proceeds from the issuance of the new 7% Notes and the 8 3/8% Notes. $400 million was received from the Tranche B Term Loan obtained on August 31, 2005, and the Company borrowed an additional $38 million for a total of $438 million outstanding under the credit facility at September 30, 2005. The Company repaid $883 million in borrowings during the nine months ended September 30, 2005, most of which was the prepayment of borrowings under its previous credit facilities and the repurchase of the 16% Notes in the third quarter of 2005. Debt issuance costs and consent fees totaled $22 million in the nine months ended September 30, 2005.

Preferred stock dividends of $7.8 million were paid during both of the nine months ended September 30, 2005 and 2004.

As of September 30, 2005, the Company held $23.7 million in cash and cash equivalents. For the remainder of 2005, the Company’s primary sources of cash will be cash generated by operations and borrowings from the Company’s revolving credit facility. The primary uses of cash will be for funding the maintenance and strategic expansion of the local and wireless networks; interest and principal payments on the Company’s debt; dividends on the 6 3/4% Cumulative Convertible Preferred Stock; working capital; and the extinguishment of the remaining liabilities in the Company’s Broadband segment.

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

Form 10-Q Part I	Cincinnati Bell Inc.

Intercarrier Compensation

Current rules specify different means of compensating carriers for the use of their networks depending on the type of traffic and technology used by the carriers. The FCC has just recently opened a proceeding to consider various plans that have been proposed for revising the disparate intercarrier compensation system into a unified regime that treats all traffic in a uniform manner. The outcome of this proceeding could have significant impacts on all carriers and will probably be phased-in over a five to ten year period. This proceeding may impact the switched access and end-user components of CBT’s revenue.

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

Form 10-Q Part I	Cincinnati Bell Inc.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) which is a revision of SFAS 123 and supersedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. On April 14, 2005, the SEC changed the effective date of SFAS 123(R) to the beginning of the first fiscal year beginning after June 15, 2005. Commencing in January 2006, compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS 123. Although the Company is still evaluating the impact of adopting SFAS 123(R) on its consolidated results of operations, the Company expects the impact will be material.

In April 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably

Form 10-Q Part I	Cincinnati Bell Inc.

estimated. The Company has recognized a liability for the fair value of all conditional asset retirement obligations in accordance with SFAS 143 and FIN 47. FIN 47 did not have a material impact on the Company’s results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement requires retrospective application for voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions, unless it is impracticable to do so. Retrospective application results in the restatement of prior periods’ financial statements to reflect the change in accounting principle. The provisions of this statement are to be applied prospectively to accounting changes made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Implementation of EITF 05-6 did not have a material impact on the Company’s results of operations.

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

In June 2004, the Company entered into a series of fixed-to-floating interest rate swaps with total notional amounts of $100 million that qualify for fair value hedge accounting and expire in January 2014. The interest rate swaps are designated as fair value hedges of a portion of the 8 3/8% Notes. Fair value hedges are hedges that eliminate the risk of changes in the fair value of underlying assets and liabilities. The interest rate swaps are recorded at their fair value and the carrying value of the 8 3/8% Senior Subordinated Notes due 2014 is adjusted by the same corresponding value in accordance with the shortcut method of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

Form 10-Q Part I	Cincinnati Bell Inc.

Pursuant to a series of transactions in late February and early March 2005, the Company executed additional fixed-to-floating interest rate swaps designated as fair value hedging instruments, with notional amounts of $350 million in order to: (a) hedge a portion of the fair value risk associated with fixed coupon debt and (b) re-balance the fixed-to-floating rate mix with regard to the Company’s capital structure. The New Bonds are fixed rate bonds to maturity. The interest rate swaps essentially change a portion of the fixed rate nature of the 8 3/8% and 7% Notes to approximate the floating rate characteristics of the previous credit facility. The desired effect of the interest rate swaps is to largely offset the increase in interest expense resulting from the issuance of notes in the short-term, but are subject to, and will be affected by, future changes in interest rates.

As of September 30, 2005, the fair value of all interest rate swap contracts was a liability of $4.7 million.

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

Form 10-Q Part I	Cincinnati Bell Inc.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005 (the “Evaluation Date”). Based on that evaluation, Cincinnati Bell Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)	Changes in internal controls over financial reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2005, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Form 10-Q Part II	Cincinnati Bell Inc.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 5 of the Notes to the Condensed Consolidated Financial Statements of this quarterly report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 6. Exhibits

(a)	Exhibits.

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION
(3.1)(a)	Amended Articles of Incorporation of Cincinnati Bell Inc. (Exhibit (3.1)(a) to Form S-4 dated July 17, 2003, File No. 333-104557).

(3.1)(b)	Amended Regulations of Cincinnati Bell Inc. (Exhibit 3.2 to Registration Statement No. 333-28381) dated June 3, 1997.

(4)(b)(i)	Rights Agreement dated as of April 29, 1997, between Broadwing and The Fifth Third Bank which includes the form of Certificate of Amendment to the Amended Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (Exhibit 4.1 to Broadwing’s Registration Statement on Form 8-A filed on May 1, 1997).

(4)(b)(ii)	Amendment No. 1 to the Rights Agreement dated as of July 20, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 1 of Broadwing’s Registration Statement on Form 8-A filed on August 6, 1999).

(4)(b)(iii)	Amendment No. 2 to the Rights Agreement dated as of November 2, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 2 of Broadwing’s Registration Statement on Form 8-A filed on November 8, 1999).

(4)(b)(iv)	Amendment No. 3 to the Rights Agreement dated as of June 10, 2002, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 3 of Broadwing’s Registration Statement on Form 8-A filed on July 2, 2002).

(4)(c)(i)	Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023 (Exhibit 4-A to Form 8-K, date of report July 12, 1993, File No. 1-8519).

(4)(c)(ii)(1)	Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4-A to Current Report on Form 8-K, filed October 27, 1993, File No. 1-8519).

(4)(c)(ii)(2)	First Supplemental Indenture dated as of January 10, 2005 to the Indenture dated October 27, 1993 by and among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit (4)(c)(ii)(2) to Form 10-K for the year ended December 31, 2004, File No. 1-8519).

Form 10-Q Part II	Cincinnati Bell Inc.

(4)(c)(ii)(3)	Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated October 27, 1993 by and among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit (4)(c)(ii)(3) to Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iii)(1)	Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4-A to Current Report on Form 8-K, filed December 8, 1998, File No. 1-8519).

(4)(c)(iii)(2)	First Supplemental Indenture dated as of December 31, 2004 to the Indenture dated November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and the Bank of New York, as Trustee (Exhibit (4)(c)(iii)(2) to Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iii)(3)	Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and the Bank of New York, as Trustee (Exhibit (4)(c)(iii)(3) to Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iv)	Warrant Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers (Exhibit (4)(c)(vii) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(v)	Equity Registration Rights Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchaser. (Exhibit (4)(c)(ix) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)(1)	Purchase Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(1) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)(2)	First Amendment to Purchase Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(2) to Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)(3)	Second Amendment to Purchase Agreement, dated as of April 30, 2004, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(3) to Form 10-Q for the Quarter ended March 31, 2004, File No. 1-8519).

Form 10-Q Part II	Cincinnati Bell Inc.

(4)(c)(vi)(4)	Third Amendment to Purchase Agreement, dated April 30, 2004, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., as Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(viii)(4) to Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(vi)(5)	Fourth Amendment to Purchase Agreement, dated January 1, 2005, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., as Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(viii)(5) to Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(vi)(6)	Note Repurchase Agreement, dated August 5, 2005 by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., as Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit 10.1 to Current Report on Form 8-K, filed August 8, 2005, File No. 1-8519).

(4)(c)(vii)(1)	Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto and the Bank of New York, as Trustee, in connection with Cincinnati Bell 7 1/4% Senior Notes due 2013 (Exhibit (4)(c)(xi) on Form S-4/A dated July 17, 2003, File No. 333-104557).

(4)(c)(vii)(2)	First Supplemental Indenture dated as of January 28, 2005 to the Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit 4.1 to Current Report on Form 8-K dated February 2, 2005, File No. 1-8519).

(4)(c)(viii)(1)	Indenture dated as of November 19, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto and The Bank of New York, as Trustee, in connection with Cincinnati Bell 8 3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit (4)(c)(xiii) to Registration Statement No. 333-110940) dated December 5, 2003.

(4)(c)(ix)	Indenture dated as of February 16, 2005, by and among Cincinnati Bell Inc., as Issuer, the Guarantor parties thereto, and the Bank of New York, as Trustee (Exhibit 4.1 to Current Report on Form 8-K, filed on February 23, 2005, File No. 1-8519).

(4)(c)(x)	No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(i)(1)	Credit Agreement dated as of February 16, 2005 as Amended and Restated as of August 31, 2005 among Cincinnati Bell Inc., as Borrower, the Guarantors party thereto, Bank of America, N.A., as Administrative Agent, PNC Bank, National Association, as Swingline Lender, and other lenders party thereto (Exhibit 10.2 to Current Report on Form 8-K, filed September 1, 2005, File No. 1-8519).

Form 10-Q Part II	Cincinnati Bell Inc.

(10)(i)(1.1)	First Amendment dated as of August 31, 2005 to the Credit Agreement dates of February 16, 2005, among Cincinnati Bell Inc., the Guarantors party thereto, Bank of America, NA, as Administrative Agent, and certain other financial institutions party thereto (Exhibit 10.1 to Current Report on Form 8-K filed September 1, 2005, File No. 1-8519).

(10)(i)(2)	Asset Purchase Agreement by and among Broadwing, Inc., Cincinnati Bell Directory, Inc. and CBD Media, Inc. dated as of February 4, 2002 (incorporated by reference to Exhibit (10)(i)(2) of Cincinnati Bell Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10)(i)(3)	Asset Purchase Agreement between Broadwing Communications Services Inc. and other sellers party thereto and CIII Communications dated as of February 22, 2003 (Exhibit (99)(i) to Current Report on Form 8-K, filed on February 28, 2003, File No. 1-8519).

(10)(i)(3.1)	Amendment No. 1 to the Asset Purchase Agreement dated June 6, 2003 (Exhibit (99)(i) to Form 8-K, filed on June 13, 2003, File No. 1-8519).

(10)(i)(3.2)	Letter Agreement Amendment to the Asset Purchase Agreement (Exhibit (10)(i)(A)(3)(iii) to Form S-4, filed on June 23, 2003, File No. 333-104557).

(10)(i)(4)	Operating Agreement, dated December 31, 1998 between AT&T Wireless PCS Inc. and Cincinnati Bell Wireless Company LLC (Exhibit (10)(i)(4) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(i)(4.1)	Agreement and Amendment No. 1 to Operating Agreement, dated October 16, 2003 between AT&T Wireless PCS LLC and Cincinnati Bell Wireless Holdings LLC (Exhibit (10)(i)(4.1) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(i)(4.2)	Agreement and Amendment No. 2 to Operating Agreement, dated August 4, 2004 between Cingular Wireless PCS, Cingular Wireless Services, Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Inc., Cingular Wireless LLC, and Cincinnati Bell Wireless LLC (Exhibit 10.1 to Current Report on Form 8-K, filed August 5, 2004, File No. 1-8519).

(10)(i)(4.3)	Agreement and Amendment No. 3 to Operating Agreement, dated as of February 14, 2005 between New Cingular Wireless PCS, New Cingular Wireless Services, Inc., Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Inc., Cingular Wireless LLC, and Cincinnati Bell Wireless LLC (Exhibit 10.1 to Current Report on Form 8-K, filed February 15, 2005, File No. 1-8519).

(10)(iii)(A)(1)*	Short Term Incentive Plan of Broadwing Inc., as amended and restated effective July 24, 2000 (Exhibit (10)(iii)(A)(2) to Form 10-Q for the six months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(2)*	Broadwing Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective July 24, 2002 (Exhibit (10)(iii)(A)(2) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

Form 10-Q Part II	Cincinnati Bell Inc.

(10)(iii)(A)(3)(i)*	Broadwing Inc. Pension Program, as amended and restated effective July 24, 2000 (Exhibit (10)(iii)(A)(4) to Form 10-Q for the six months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(3)(ii)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective March 3, 1997 (Exhibit (10)(iii)(A)(3)(ii) to Form 10-K for the year ended December 31, 1997, File No. 1-8519).

(10)(iii)(A)(4)*	Broadwing Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (Exhibit (10)(iii)(A)(4) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(5)*	Broadwing Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000 (Exhibit (10)(iii)(A)(1) to Form 10-Q for the six months ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(6)*	Broadwing Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective January 1, 2001 (Exhibit (10)(iii)(A)(6) to Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(7)*	Cincinnati Bell Inc. 1989 Stock Option Plan (Exhibit (10)(iii)(A)(14) to Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(8)*	Employment Agreement effective December 4, 2001 between Broadwing Inc. and Michael W. Callaghan (Exhibit (10)(iii)(A)(10) to Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(iii)(A)(8.1)*	Amendment to Employment Agreement effective February 3, 2003 between Broadwing Inc. and Michael W. Callaghan (Original Amendment to Employment Agreement filed as Exhibit 99.1 to Form 8-K, date of report February 3, 2002, File No. 1-8519).

(10)(iii)(A)(8.2)*	Amendment No. 2 to Employment Agreement effective October 22, 2003 between Cincinnati Bell Inc. and Michael W. Callaghan (filed as Exhibit (10)(iii)(A)(9.2) to Form S-4, date of report December 10, 2003, File No. 333-111059).

(10)(iii)(A)(9)*	Employment Agreement effective January 1, 1999, between Broadwing and John F. Cassidy (incorporated by reference to Exhibit (10)(iii)(A)(8) to Form 10-K for the year ended December 31, 1999, File No. 1-8519).

(10)(iii)(A)(9.1)*	Amendment to Employment Agreement effective September 20, 2002, between Cincinnati Bell Inc. and John F. Cassidy (Exhibit (10)(iii)(A)(8) of Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-8519).

(10)(iii)(A)(9.2)*	Amendment No. 2 effective July 26, 2005, to Employment Agreement between Cincinnati Bell Inc. and John F. Cassidy (Exhibit 10.1 to Current Report on Form 8-K, date of report July 29, 2005, File No. 1-8519).

Form 10-Q Part II	Cincinnati Bell Inc.

(10)(iii)(A)(10)*	Employment Agreement effective July 26, 2005 between the Company and Christopher J. Wilson (Exhibit 10.4 to Form 8-K, date of report July 29, 2005, File No. 1-8519).

(10)(iii)(A)(11)*	Employment Agreement effective July 26, 2005 between Cincinnati Bell Inc. and Brian G. Keating (Exhibit 10.5 to Form 8-K, date of report July 29, 2005, File No. 1-8519).

(10)(iii)(A)(12)*	Employment Agreement effective July 26, 2005 between Cincinnati Bell Inc. and Rodney D. Dir (Exhibit 10.3 of Cincinnati Bell Inc.’s Current Report on Form 8-K filed July 29, 2005, File No. 1-8519).

(10)(iii)(A)(13)*	Employment Agreement effective July 26, 2005 between Cincinnati Bell Inc. and Brian A. Ross (Exhibit 10.2 to Current Report on Form 8-K, date of report July 29, 2005, File No. 1-8519).

(10)(iii)(A)(14)	Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K (Exhibit (10)(iii)(A)(15) to Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(15)*	Summary of Director Compensation for 2005 (Item 1.01 to Form 8-K, date of report February 3, 2005, File No. 1-8519).

(10)(iii)(A)(16)*	Summary of Executive Compensation for 2005 (Item 1.01 to Form 8-K, date of report February 3, 2005, File No. 1-8519).

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

The Company’s reports on Form 10-K, 10-Q, and 8-K are available free of charge at the following website: http://www.cincinnatibell.com. The Company will furnish any other exhibit at cost.

Form 10-Q Part II	Cincinnati Bell Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cincinnati Bell Inc.

Date: November 8, 2005	/s/ Brian A. Ross
Brian A. Ross
Chief Financial Officer

/s/ Kurt Freyberger
Kurt Freyberger
Vice President and Controller