Form 10-K
period 2005-12-31
CINCINNATI BELL INC
filed 2006-03-15
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 1-8519

CINCINNATI BELL INC.

Ohio	31-1056105
(State of Incorporation)	(I.R.S. Employer Identification No.)

201 East Fourth Street, Cincinnati, Ohio 45202

Telephone—513-397-9900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares (par value $0.01 per share)	New York Stock Exchange
Preferred Share Purchase Rights	National Stock Exchange
6 3/4% Convertible Preferred Shares	New York Stock Exchange

Securities requested pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting shares owned by non-affiliates of the registrant was $1,057,414,896, computed by reference to the closing sale price of the stock on the New York Stock Exchange on June 30, 2005, the last trading day of the registrant’s most recently completed second fiscal quarter.

At February 28, 2006, there were 247,125,771 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Company’s 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein. Information required under Item 9 to this Report is incorporated by reference to the Company’s Current Report on Form 8-K filed on March 24, 2005.

TABLE OF CONTENTS

PART I

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

Part I

Item 1.    Business

General

Cincinnati Bell Inc. (the “Company”) is a full-service local provider of data and voice communications services and equipment and a regional provider of wireless and long distance communications services. The Company provides telecommunications service on its owned local and wireless networks with a well-regarded brand name and reputation for service. The Company has five reportable business segments: Local, Wireless, Hardware and Managed Services, Other, and Broadband. The Broadband segment no longer has any substantive, on-going operations.

The Company’s primary businesses consist of the Local and Wireless segments, which predominately provide voice and data telecommunications services. For the year ended December 31, 2005, these two segments generated 82% of the Company’s 2005 consolidated revenue and 87% of the Company’s 2005 consolidated operating income. The Hardware and Managed Services (“HMS”) segment provides information technology consulting and data center collocation services. The HMS segment also sells equipment, typically located on the customer’s premises, through which the Company provides its telecommunications and managed services. In its Other segment, the Company operates Cincinnati Bell Any Distance Inc. (“CBAD”), which provides long distance services, Cincinnati Bell Complete Protection Inc. (“CBCP”), which provides security monitoring services and related surveillance hardware, the Company’s public payphone business (“Public”), and Cincinnati Bell Entertainment (“CBE”), which intends to offer in the future television programming over the internet as an alternative to cable or satellite television service.

In 2003, the Company sold substantially all of the assets of its broadband business. These assets were held by the Company’s wholly-owned subsidiary, BRCOM Inc. (f/k/a Broadwing Communications Inc.). Refer to Note 16 to the Consolidated Financial Statements for a detailed discussion of the sale.

In addition to the sale of substantially all of the broadband assets, on June 13, 2003, the Company’s subsidiaries entered into agreements with the buyer of the broadband assets whereby the Company will continue to market Broadwing Communications LLC’s (“Broadwing”) (f/k/a C III Communications Operations LLC) broadband products to business customers and purchase capacity on Broadwing’s national network in order to sell long distance services, under the CBAD brand, to residential and business customers in the Greater Cincinnati area market.

Although the Company operates in distinct business segments, it offers each of its operating segments’ services through common distribution channels. These channels include the Company’s direct sales force, 20 Company-run retail locations, independent agents, and the Company’s service centers. For its consumers and small business customers, the Company markets the services of its operating segments in a combined package of services. The most comprehensive package of services that the Company offers is the Custom ConnectionsSM “Super Bundle,” comprised of a customized package of local, long distance, wireless, and digital subscriber line (“DSL”) services on a single monthly bill and at a price that is discounted compared to the purchase price of each service on an individual basis. As of December 31, 2005, the Company had approximately 150,000 subscribers in this comprehensive bundling package, which represents 16% of the Company’s primary consumer and business access lines.

The Company is an Ohio corporation, incorporated under the laws of Ohio in 1983. Its principal executive offices are at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). The Company makes available on its website at the investor relations tab (http://investor.cincinnatibell.com) its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), free of charge, as soon as practicable after they have been electronically filed.

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Exchange Act. These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy statements, and other information about issuers, like the Company, which file electronically with the SEC. The address of that site is http://www.sec.gov.

Local

The Local segment provides local voice, data, and other telephone services. Voice services include local service, switched access, information services, and value-added services. These value-added services include enhanced custom calling features, such as caller identification, voicemail, call waiting, and call return. Data services include dedicated network access, Gigabit Ethernet (“Gig-E”) and Asynchronous Transfer Mode (“ATM”) based data transport, and DSL and dial-up Internet access. Other services consist of inside wire installation for business enterprises and billing, clearinghouse and other ancillary services primarily for inter-exchange (long distance) carriers. The Local segment provides these services through the operations of Cincinnati Bell Telephone LLC (“CBT”) to customers located in southwestern Ohio, northern Kentucky and southeastern Indiana. The Company has operated as the Incumbent Local Exchange Carrier (“ILEC”) in the Greater Cincinnati area for approximately the past 130 years. This market consists of primarily 2,400 square miles located within approximately a 25-mile radius of Cincinnati, Ohio.

The Local segment continues to develop a presence outside its ILEC territory, particularly in Dayton and Mason, Ohio through a product suite of local voice/data services to business and residential customers. Effective January 1, 2005, all operations outside of its ILEC territory are operated by a subsidiary of CBT, Cincinnati Bell Extended Territories LLC (“CBET”). CBET operates as a Competitive Local Exchange Carrier (“CLEC”) and provides substantially all of its services on its own network or through purchasing Unbundled Network Elements (“UNE-L” or “loops”) from the incumbent local carrier. The Local segment links its Cincinnati and Dayton geographies through its synchronous optical fiber network (“SONET”), which provides route diversity via two separate paths.

CBT provides voice and related value added services over a 100% digital, circuit switch-based network to end users via lines of access and has deployed DSL capable electronics throughout its territory, allowing it to offer DSL services to approximately 90% of its access lines qualified or addressable for this service. CBT’s network also includes the use of fiber-optic cable, with SONET rings linking Cincinnati’s downtown with other area business centers. These SONET rings offer increased reliability and redundancy to CBT’s major business customers. CBT also has an extensive business-oriented data network, offering native speed Ethernet services over an interlaced ATM – Gig-E backbone network, delivered to end users via high-capacity circuits.

CBT had approximately 931,000 network access lines in service on December 31, 2005, a 4% and 6% reduction in comparison to 970,000 and 986,000 access lines in service at December 31, 2004 and 2003, respectively. Approximately 78%, 21%, and 1% of CBT’s network access lines serve customers in Ohio, Kentucky and Indiana, respectively. Despite the decline in access lines, the Company has been able to nearly offset the effect of these losses on revenue by increasing DSL penetration to existing access line customers and by increasing the sale of high capacity data circuits.

In 2004, CBT increased the speed of its existing DSL service to compete with, and to offer comparable speeds to, its main high-speed internet competitors. The Company believes that this improvement and marketing programs, which offer this service in combination with local voice, long distance and wireless services, have helped its DSL subscriber base to increase to 163,000 as of December 31, 2005, a 24% and 63% increase in comparison to 131,000 and 100,000 subscribers at December 31, 2004 and 2003, respectively. CBT’s consumer penetration of DSL service was 26% of addressable lines at the end of 2005, an increase of six percentage points from 20% at the end of 2004. Business penetration of addressable lines has grown to 10% at the end of 2005, up two percentage points from 8% penetration at the end of 2004. On a combined basis, approximately 163,000 subscribers represent 22% penetration of addressable lines compared to 17% penetration at the end of 2004.

CBT operates the National Payphone Clearinghouse (“NPC”) in an agency function, facilitating payments from inter-exchange carriers to payphone service providers (“PSPs”) relating to the compensation due to PSPs for originating access code calls, subscriber 800 calls, and other toll free and qualifying calls pursuant to the rules of the Federal Communications Commission and state regulatory agencies. As the NPC agent, the Company does not take equitable title to the inter-exchange carriers’ cash to be paid to the PSPs, nor does the Company accept liability for the payments owed to the PSPs.

The Local segment produced $755.6 million, $761.7 million, and $774.5 million, or 62%, 63%, and 50%, of consolidated Company revenue in 2005, 2004, and 2003, respectively. The Local segment produced consolidated operating income of $276.1 million, $279.1 million, and $282.7 million in 2005, 2004, and 2003, respectively.

Wireless

The Wireless segment provides advanced digital voice and data communications services through the operation of a regional wireless network in a licensed service territory, which surrounds Cincinnati and Dayton, Ohio including areas of northern Kentucky and southeastern Indiana and includes a population of approximately 3.4 million. As of December 31, 2005, the segment served approximately 496,000 subscribers, which represents 15% of the licensed population. Of its total subscribers, 315,000 were postpaid subscribers, who are billed monthly in arrears, and 181,000 were prepaid i-wirelessSM subscribers, who purchase service in advance. The segment also sells related telecommunications equipment, wireless handset devices, and related accessories to support its service business.

Cincinnati Bell Wireless LLC (“CBW”) has historically operated the Wireless segment as a joint venture with Cingular Wireless Corporation (“Cingular”) through its subsidiary, AT&T PCS LLC (“AWE”). At December 31, 2005, the Company owned 80.1% of CBW while Cingular owned the remaining 19.9%. In response to Cingular’s acquisition of AWE (the “Merger”), the Company entered into an agreement (the “Agreement”) with Cingular on August 4, 2004 and subsequently amended it on February 14, 2005. The Agreement modified CBW’s operating agreement between the Company and AWE, whereby the Company agreed to waive AWE’s prohibition against competing with CBW and Cingular agreed to forego certain minority rights including membership on CBW’s governing member committee. In the Agreement, both parties agreed to new reciprocal roaming agreements, to the disposition of certain TDMA assets, which CBW and AWE had jointly used, and put/call obligations for the sale/purchase of the 19.9% of CBW owned by AWE. On February 14, 2006, Cingular exercised its contractual put right to require the Company to purchase Cingular’s 19.9% membership interest in CBW. Pursuant to the terms of the put right, the Company paid Cingular $83.2 million for its 19.9% ownership interest in the joint venture. As a result, CBW is now a wholly-owned subsidiary of the Company. The Company funded the purchase with borrowings from its bank credit facility. Refer to Note 21 to the Consolidated Financial Statements.

As CBW was jointly owned with Cingular through February 14, 2006, income or losses generated by the Wireless segment in the periods covered by this report were shared between the Company and Cingular in accordance with respective ownership percentages of 80.1% and 19.9%. As a result, 19.9% of the net income or loss of the Wireless segment is reflected as minority interest expense or income in the Company’s Consolidated Statements of Operations. Refer to Note 9 to the Consolidated Financial Statements for a detailed discussion of Cingular’s minority interest in this venture.

CBW operates a digital wireless network, which is comprised of centralized switching and messaging equipment connected to approximately 390 radio base station locations utilizing 30 MHz of wireless spectrum in the Cincinnati and Dayton Basic Trading Areas (“BTA”). The Company owns the licenses to 30 MHz of spectrum in Cincinnati and 20 MHz of spectrum in Dayton, and leases a 10 MHz license owned by Cingular in the Dayton BTA. The lease for the Dayton spectrum expires in April 2007.

Since October 2003, CBW has deployed service on both Time Division Multiple Access (“TDMA”) and Global System for Mobile Communications (“GSM”) and General Packet Radio Service (“GPRS”) technologies, and in the first quarter of 2005, CBW upgraded GPRS to enhanced data rates for GSM evolution (“EDGE”), which provides up to three times the capacity of GPRS. TDMA is CBW’s legacy technology and provides both voice and short message service (“SMS”) data services. GPRS and EDGE technology provide, in addition to SMS, enhanced wireless data communication services, such as mobile web browsing, internet access, email and picture messaging. As of December 31, 2005, the Company has transitioned over 80% of its customers to GSM and delivers over 90% of network minutes of use (“MOU’s”) via the GSM network.

As a result of retiring certain TDMA assets, which produced write-downs of $23.7 million in the first quarter of 2005, and an impairment charge in the fourth quarter of 2005 totaling $18.6 million, the carrying value of the TDMA assets was less than $1 million at December 31, 2005. The Company plans to discontinue the operation of the TDMA network in 2006 due to the limited number of remaining customers it serves and the reduced revenue and cash flow it now generates. As the Company migrates these remaining TDMA customers and retires the TDMA network, it expects it will increase handset costs but will reduce network operating costs and capital expenditures.

The Wireless segment contributed $237.5 million, $261.7 million, and $259.5 million, or 20%, 22%, and 17% of consolidated revenue in 2005, 2004, and 2003, respectively. The Wireless segment produced an operating loss of $51.7 million and $1.4 million in 2005 and 2004, respectively, and operating income of $60.2 million in 2003. Included in the 2005 operating loss are impairment charges related to the TDMA network assets totaling $42.3 million and depreciation of the TDMA assets totaling $36.5 million.

Postpaid subscriber service generated approximately 70% of total 2005 segment revenue. A variety of rate plans are available to postpaid subscribers, and these plans typically include a fixed number of national minutes and/or an unlimited number of mobile-to-mobile (calls to and from other CBW subscribers) or local minutes for a flat monthly rate. For plans with a fixed number of minutes, the postpaid subscriber can purchase additional minutes at a per-minute-of-use rate. Prepaid i-wirelessSM subscribers, who accounted for 18% of 2005 revenue, can purchase minutes at a per-minute-of-use rate and unlimited minutes for mobile-to-mobile calls for a flat, per day fee. Revenue from other wireless service providers for the purchase of roaming minutes for the carrier’s own subscribers using minutes on CBW’s network, collocation revenue (rent received for the placement of other carriers’ radios on CBW towers), and reciprocal compensation for other carriers’ subscribers who terminate calls on CBW’s network accounted for approximately 3% of total 2005 segment revenue.

Sales of handsets and accessories generated the remaining 9% of segment revenue. CBW sells handsets and accessories, often below its own purchase cost, to promote the retention and sale of new service plans. Sales also take place through the Company’s direct sales force, on the Company’s website and in the retail stores of major electronic and other retailers pursuant to agency agreements. Equipment sales are seasonal in nature, as customers often purchase handsets and accessories as gifts during the holiday season in the Company’s fourth quarter. CBW purchases handsets and accessories from a variety of manufacturers and maintains an inventory to support sales.

Hardware and Managed Services

The HMS segment provides data center collocation, IT consulting services, telecommunications and computer equipment, and installation and maintenance of telecommunications and computer equipment through the Company’s subsidiary, CBTS. CBTS has relationships with over 20 technology vendors that offer a wide array of equipment and operating systems to meet the needs of small to large businesses. CBTS currently operates three data centers, two owned and one leased, to warehouse the equipment purchased by its customers in a triple-wall, disaster-safe environment. The data center service provides 24-hour monitoring, redundant power, environmental controls, and high-speed, highly-available optical network connections. The Company also provides outsourced IT project management and recurring management of its customers’ data hardware and telephony equipment.

The segment produced total revenue of $172.7 million, $134.7 million, and $162.8 million in 2005, 2004, and 2003, respectively. In 2005, 2004, and 2003 hardware revenues were $106.6 million, $74.0 million, and $89.6 million, respectively, while managed service revenues accounted for $66.1 million, $60.7 million, and $73.2 million. The opening of the Florence, Kentucky data center in June 2005 and the purchase of the Mason, Ohio facility in late 2004 provided CBTS with additional opportunity for hardware sales to its new data center customers. This has caused an increase in hardware revenue as a percentage of total revenue in 2005 as compared to previous years. The HMS segment revenue constituted approximately 14% of consolidated revenue in 2005 and 11% of consolidated revenue in 2004 and 2003. The HMS segment produced operating income of $13.4 million, $12.7 million, and $17.5 million in 2005, 2004, and 2003, respectively.

In 2004, CBTS sold certain operating assets, which were generally residing outside of the Company’s operating area, for approximately $3.2 million in cash. Subsequently in 2004, CBTS paid $1.3 million to the buyer of the assets in working capital adjustments related to the sale.

Other

The Other segment combines the operations of CBAD, CBCP, Public and CBE. CBAD sells long distance services in the Company’s operating area, and CBCP sells surveillance hardware and monitoring services to residential and business customers in the Company’s operating area, while Public provides public payphone services principally in the Company’s ILEC operating area.

The Other segment produced revenue of $77.7 million, $78.6 million, and $81.1 million in 2005, 2004, and 2003, respectively, constituting approximately 6%, 7%, and 5% of consolidated revenue in 2005, 2004, and 2003, respectively. The Other segment produced operating income of $26.6 million, $18.0 million, and $6.5 million in 2005, 2004, and 2003, respectively.

Cincinnati Bell Any Distance

CBAD provides long distance services to businesses and residential customers in the Greater Cincinnati and Dayton, Ohio areas. At December 31, 2005, CBAD had approximately 564,000 subscribers, 413,000 residential and 151,000 business, compared to 562,000 and 539,000 long distance subscribers at December 31, 2004 and 2003, respectively. For Local segment access lines for which a long distance carrier is chosen, CBAD’s market share, as measured by the number of CBT lines for which a long distance carrier was selected, within the Greater Cincinnati area increased in 2005, with residential and business market share growing to approximately 80% and 52%, respectively, from 76% and 48%, respectively, at the end of 2004. In 2005, CBAD produced $70.2 million in revenue for the Other segment, representing approximately 6% of consolidated revenue, compared to $64.1 million or 5% of consolidated revenue in 2004, and $64.5 million or 4% of consolidated revenue in 2003.

Cincinnati Bell Complete Protection Inc.

CBCP provides surveillance hardware and monitoring services to residential and business customers in the Greater Cincinnati and Dayton, Ohio areas. At December 31, 2005 and 2004, CBCP had approximately 7,000 monitoring subscribers in comparison to 6,000 monitoring subscribers at December 31, 2003. CBCP produced $2.9 million, $3.9 million, and $3.7 million in revenue in 2005, 2004, and 2003, respectively, for the Other segment. At the end of 2004, CBCP decided to focus its operations on providing monitoring services in which it could leverage operating synergies with the Company’s local operation. At that time, CBCP discontinued sales of surveillance equipment to business customers who do not also have an on-going monitoring service relationship. These sales comprised approximately $2 million of CBCP’s 2004 revenue; however, discontinuing these sales did not reduce the Other segment’s 2005 profitability.

Payphone Business

In the fourth quarter of 2004, the Company sold its payphone assets located at correctional institutions and those outside of the Company’s operating area for $1.4 million. Prior to the sale, Public provided public payphone services to customers in a seven state regional area. Services are now provided in a three state regional area – Ohio, Kentucky, and Indiana. Public had approximately 3,700, 4,600, and 8,100 stations in service as of December 31, 2005, 2004, and 2003, respectively, and generated approximately $4.5 million, $10.6 million, and $12.8 million in revenue in 2005, 2004, and 2003, respectively, or less than 1% of consolidated revenue in each year. The revenue decrease is a result of fewer stations in service and reduced calls per line caused by continued penetration of wireless communications and a targeted reduction in unprofitable lines. The out-of-territory assets sold contributed approximately $2.6 million to the Other segment’s total revenue in 2004 with only marginal contribution to the segment’s operating income.

Cincinnati Bell Entertainment

The Company created Cincinnati Bell Entertainment in 2005, which intends to offer in the future television programming over the internet as an alternative to cable or satellite television service. The Company is reviewing the rapidly evolving technologies involved with the internet protocol television (“IPTV”) product, and, while the Company intends to provide this service to the customers in its operating areas, it does not expect significant revenues to be associated with this product in 2006.

Broadband

The Broadband segment no longer has any substantive, on-going operations. On February 22, 2003, certain of the Company’s subsidiaries entered into a definitive agreement to sell substantially all of the operating assets of the Broadband segment for up to $129 million in cash and the assumption of certain long-term operating contractual commitments. On June 6, 2003 and June 13, 2003, this agreement was amended to, among other things, reduce the initial purchase price to $108.7 million (an estimated $91.5 million in cash and a $17.2 million preliminary working capital promissory note, which was ultimately reduced to zero based on the final working capital position of the broadband business). The buyer paid the initial cash purchase price of $91.5 million, which was subsequently reduced to $82.7 million by virtue of agreed upon performance-related purchase price adjustments. On June 13, 2003, the Company effectively transferred control of the broadband business to the buyer.

Broadband revenue was $332.4 million, or 21%, of consolidated revenue in 2003. Broadband generated operating income of $344.5 million in 2003, or 50% of consolidated operating income, which included $336.7 million related to the gain on sale of the broadband assets. Operating income of $12.3 million and $10.7 million in 2005 and 2004 is primarily due to the adjustment of liabilities not assumed by the buyer and, in 2004, also due to the reduction of the indemnity liability as a result of the expiration of certain indemnities to the buyer.

Subsequent to the closing of the asset sale, the Broadband segment consists of certain liabilities not assumed by the buyer. Prior to the sale of the broadband assets, the Broadband segment generated revenue from broadband transport (which included non-cash revenue from indefeasible right of use agreements (“IRU’s”)), switched voice services, data and Internet services (including data collocation and managed services) and other services. BRCOM generally provided these transport and switched voice services over its national optical network, which comprised approximately 18,700 route miles of fiber-optic transmission facilities. Due to the sale of the broadband business, the Company’s Broadband segment revenue was zero in 2005 and 2004 and is expected to be zero going forward.

Employees

At February 28, 2006, the Company had approximately 2,900 employees. CBT had approximately 1,500 employees covered under a collective bargaining agreement with the Communications Workers of America, which is affiliated with the AFL-CIO. This collective bargaining agreement expires in 2008.

Business Segment Information

The amount of revenue, intersegment revenue, operating income (loss), assets, capital expenditures, and depreciation and amortization attributable to each of the Company’s business segments as of and for the years ended December 31, 2005, 2004, and 2003 is set forth in Note 14 to the Consolidated Financial Statements.

Item 1A.    Risk Factors

The Company’s substantial debt could limit its ability to fund operations, expose it to interest rate volatility, limit its ability to raise additional capital and have a material adverse effect on its ability to fulfill its obligations and on its business and prospects generally.

The Company has a substantial amount of debt and has significant debt service obligations. As of December 31, 2005 the Company had outstanding indebtedness of $2,084.7 million and a total shareowners’ deficit of $737.7 million. In addition, the Company had the ability to borrow additional amounts under its revolving credit facility, subject to compliance with certain conditions. The Company may incur additional debt from time to time, subject to the restrictions contained in its credit facilities and other debt instruments.

The Company’s substantial debt could have important consequences, including the following:

•	the Company will be required to use a substantial portion of its cash flow from operations to pay principal and interest on its debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures, strategic acquisitions, investments and alliances, and other general corporate requirements;

•	the Company’s interest expense could increase if interest rates, in general, increase because approximately 40% of its debt bears interest at floating rates;

•	the Company’s substantial debt will increase its vulnerability to general economic downturns and adverse competitive and industry conditions and could place the Company at a competitive disadvantage compared to those of its competitors that are less leveraged;

•	the Company’s debt service obligations could limit its flexibility to plan for, or react to, changes in its business and the industry in which it operates;

•	the Company’s level of debt may restrict it from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements; and

•	a potential failure to comply with the financial and other restrictive covenants in the Company’s debt instruments, which, among other things, require it to maintain specified financial ratios could, if not cured or waived, have a material adverse effect on the Company’s ability to fulfill its obligations and on its business and prospects generally.

The servicing of the Company’s indebtedness requires a significant amount of cash, and its ability to generate cash depends on many factors beyond its control.

The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond its control. The Company cannot provide assurance that its business will generate sufficient cash flow from operations, that additional sources of debt financing will be available or that future borrowings will be available under its credit facilities, in each case, in amounts sufficient to enable the Company to service its indebtedness, or to fund other liquidity needs. If the Company cannot service its indebtedness, it will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing indebtedness, or seeking additional equity capital, which may adversely affect its customers and affect their willingness to remain customers. The Company cannot provide assurance that any of these remedies could, if necessary, be reached on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments may restrict the Company from adopting any of these alternatives.

The Company depends on the receipt of dividends or other intercompany transfers from its subsidiaries.

Certain of the Company’s material subsidiaries are subject to regulatory issues that potentially restrict their ability to distribute funds or assets to the Company. If the Company’s subsidiaries were to be prohibited from paying dividends or making distributions to the Company, it would have a material adverse effect on the Company’s liquidity and the trading price of the Cincinnati Bell common stock, preferred stock, and debt instruments.

The Company’s creditors and preferred stockholders will have claims to the assets and earnings of these subsidiaries that are superior to claims of the holders of Cincinnati Bell common stock. Accordingly, in the event of the Company’s dissolution, bankruptcy, liquidation, or reorganization, amounts may not be available for payments to Cincinnati Bell common stock holders until after the payment, in full, of the claims of creditors of the Company and its subsidiaries, the Company’s creditors, and preferred stockholders.

The Company depends upon its credit facilities to provide for its financing requirements in excess of amounts generated by operations.

The Company depends on its credit facilities to provide for temporary financing requirements in excess of amounts generated by operations. The Company has a $250 million revolving credit facility with no outstanding borrowings and $6.4 million in letters of credit issued against the facility at December 31, 2005. The ability to borrow from the credit facilities is predicated on the Company’s and its subsidiaries’ compliance with covenants. Failure to satisfy these covenants will constrain its ability to borrow under the credit facilities. As of December 31, 2005, the Company was in compliance with all of the covenants of its credit facilities.

The credit facilities and other indebtedness impose significant restrictions on the Company.

The Company’s debt instruments impose, and the terms of any future debt may impose, operating and other restrictions on the Company. These restrictions affect, and in many respects limit or prohibit, among other things, the Company’s and its subsidiaries’ ability to:

•	incur additional indebtedness;

•	create liens;

•	make investments;

•	enter into transactions with affiliates;

•	sell assets;

•	guarantee indebtedness;

•	declare or pay dividends or other distributions to shareholders;

•	repurchase equity interests;

•	redeem debt that is junior in right of payment to such indebtedness;

•	enter into agreements that restrict dividends or other payments from subsidiaries;

•	issue or sell capital stock of certain of its subsidiaries; and

•	consolidate, merge, or transfer all or substantially all of its assets and the assets of its subsidiaries on a consolidated basis.

In addition, the Company’s credit facilities and debt instruments include restrictive covenants that may materially limit the Company’s ability to prepay debt and preferred stock. The agreements governing the credit facilities also require the Company to achieve and maintain compliance with specified financial ratios.

The restrictions contained in the terms of the credit facilities and its other debt instruments could:

•	limit the Company’s ability to plan for or react to market conditions or meet capital needs or otherwise restrict the Company’s activities or business plans; and

•	adversely affect the Company’s ability to finance its operations, strategic acquisitions, investments or alliances, or other capital needs, or to engage in other business activities that would be in its interest.

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

As of December 31, 2005, the Company had a net deferred tax asset of $680.6 million, which includes U.S. federal net operating loss carryforwards of approximately $611.7 million, state and local net operating loss carryforwards of approximately $205.6 million, deferred tax temporary differences and other tax attributes of $47.2 million, and valuation allowances of $183.9 million. The valuation allowances have been provided against certain state and local net operating losses and other deferred assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period. For more information concerning the Company’s net operating loss carryforwards, deferred tax assets, and valuation allowance, see Note 12 to the Consolidated Financial Statements. If the Company is unable for any reason to fully realize its deferred tax assets, its business and future cash flows could be adversely affected.

The Company operates in a highly competitive industry and its customers may not continue to purchase services, which could result in reduced revenue and loss of market share.

The telecommunications industry is very competitive. Either new entrants, such as cable companies, or existing competitors, attempting to respond to difficult market conditions, may reduce pricing, create new bundled offerings, or develop new, potentially disruptive technologies, products, and services. If the Company cannot continue to offer reliable, competitively priced, value-added services, or if the Company does not keep pace with technological advances, competitive forces could adversely affect it through a loss of market share or a decrease in revenue and profit margins. The Company has lost, and may continue to lose, access lines as a part of its customer base utilizes service of competitive wireline or wireless providers in lieu of the Company’s local wireline service. The Company also competes with voice over internet protocol (“VoIP”) providers as well as broadband service providers utilizing cable or powerline access technologies.

CBT faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, and cable, broadband, and Internet service providers. The Company believes CBT could face greater competition as new facilities-based service providers with existing service relationships with CBT’s customers compete more aggressively and focus greater resources on the Greater Cincinnati operating area. In June 2004, Time Warner Cable began offering VoIP and long distance service in both Cincinnati and Dayton. In July 2004, both AT&T and Verizon began offering VoIP and long distance service in Cincinnati and Dayton. Also, in July 2004, the local gas and electric supplier began offering high-speed Internet access over electrical lines to customers in limited neighborhoods of CBT’s operating area.

If the Company is unable to effectively implement strategies to retain access lines, the Company’s traditional telephone business will be adversely affected.

CBW is one of several active wireless service providers in the Cincinnati and/or Dayton, Ohio metropolitan market areas, including Cingular, Sprint Nextel, T-Mobile, Verizon, and Leap, all of which are nationally known and most are well funded. In addition, in 2005, Time Warner Cable announced a joint venture with Sprint Nextel to explore offering wireless services. The Company anticipates that continued competition could compress its gross margins for wireless products and services as carriers continue to offer more minutes for equivalent or lower service fees because CBW cannot offer more minutes without incremental costs. CBW’s ability to compete will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Furthermore, as evidenced by Cingular’s acquisition of AWE and the merger of Sprint and Nextel, there has been a trend in the wireless communications industry towards consolidation through joint ventures, reorganizations, and acquisitions. The Company expects this consolidation to lead to larger competitors with greater resources and more service offerings than CBW. Furthermore, wireless subscribers are permitted to retain their wireless phone numbers when changing to another wireless carrier within the same geographic area. The Company generally does not enter into long-term contracts with its wireless subscribers, and, therefore, this portability could have a significant adverse affect on the Company.

The Company’s other subsidiaries operate in a largely local or regional area, and each of these subsidiaries faces significant competition. CBTS competes against numerous other information technology consulting, web-hosting, and computer system integration companies, many of which are larger, national in scope, and better financed. CBAD competitors include large national long-distance carriers, such as AT&T, MCI, Sprint, and emerging VoIP providers, and wireless providers that offer plans with no additional fees for long distance. CBCP competes against national companies, such as ADT, and against local providers. Public competes with several other public payphone providers, some of which are national in scope and offer lower prices for coin-based local calling services. Public has also continued to be adversely impacted by the growing popularity of wireless communications.

The effect of the foregoing competition on any of the Company’s subsidiaries could have a material adverse impact on its businesses, financial condition, results of operations, and cash flows. This could result in increased reliance on borrowed funds and could impact the Company’s ability to maintain its wireline and wireless networks.

Maintaining the Company’s networks requires significant capital expenditures and its inability or failure to maintain its networks would have a material impact on its market share and ability to generate revenue.

During the year ended December 31, 2005, capital expenditures totaled $143 million. The Company expects to spend approximately 12% of future revenue on capital expenditures in future periods, excluding any significant expenditures associated with the introduction of new products, services, or a major network or data center expansion. The Company may incur significant additional capital expenditures as a result of unanticipated developments, regulatory changes, and other events that impact the business. If the Company is unable or fails to adequately maintain or expand its networks to meet customer needs, there could be a material adverse impact on the Company’s market share and its ability to generate revenue.

Maintenance of CBW’s wireless network, growth in the wireless business, or the addition of new wireless products and services may require CBW to obtain additional spectrum, which may not be available or be available only on less than favorable terms.

The TDMA wireless network currently operates on spectrum licensed to CBW by the FCC. For its GSM network, CBW uses spectrum licensed to the Company and to Cingular. Introduction of new wireless products and services, as well as maintenance of the existing wireless business, may require CBW to obtain additional spectrum in the Cincinnati or Dayton markets, either to supplement or to replace the existing spectrum. Furthermore, the Company network depends upon the deployment of radio frequency equipment on towers and atop of buildings. The Company both owns and leases spaces on these towers and buildings and typically leases underlying land. There can be no assurance that spectrum or the appropriate radio frequency equipment locations will be available to CBW or will be available on commercially favorable terms. Failure to obtain or to retain any needed spectrum or radio equipment locations could have a materially adverse impact on the wireless business as a whole, the quality of the wireless networks, and the ability to offer new competitive products and services.

The regulation of the Company’s businesses by federal and state authorities may, among other things, place the Company at a competitive disadvantage, restrict its ability to price its products and services, and threaten its operating licenses.

Several of the Company’s subsidiaries are subject to regulatory oversight of varying degrees at both the state and federal levels, which may differ from the regulatory scrutiny faced by the Company’s competitors. A significant portion of CBT’s revenue is derived from pricing plans that require regulatory overview and approval. Different interpretations by regulatory bodies may result in adjustments to revenue in future periods. In recent years, these regulated pricing plans have required CBT to decrease or fix the rates it charges for some services while its competition has typically been able to set rates for its services with limited restriction. In the future, regulatory initiatives that would put CBT at a competitive disadvantage or mandate lower rates for its services could result in lower profitability and cash flow for the Company. In addition, different regulatory interpretations of existing regulations or guidelines may affect the Company’s revenues in future periods.

At the federal level, CBT is subject to the Telecommunications Act of 1996, including the rules subsequently adopted by the FCC to implement the 1996 Act, which has impacted Cincinnati Bell Telephone’s in-territory local exchange operations in the form of greater competition. At the state level, CBT conducts local exchange operations in portions of Ohio, Kentucky, and Indiana, and, consequently, is subject to regulation by the Public Utilities Commissions in those states. Various regulatory decisions or initiatives at the federal or state level may from time to time have a negative impact on Cincinnati Bell Telephone’s ability to compete in territory or upon its out-of-territory subsidiary’s ability to compete in its markets.

CBW’s FCC licenses to provide wireless services are subject to renewal and revocation. Although the FCC has routinely renewed wireless licenses in the past, the Company cannot be assured that challenges will not be brought against those licenses in the future. Revocation or non-renewal of CBW’s licenses would result in lower operating results and cash flow for the Company.

There are currently many regulatory actions under way and being contemplated by federal and state authorities regarding issues that could result in significant changes to the business conditions in the telecommunications industry. No assurance can be given that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative, or judicial initiatives relating to the telecommunications industry, will not have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Failure to anticipate the needs for and introduce new products and services or to compete with new technologies may compromise the Company’s success in the telecommunications industry.

The Company’s success depends, in part, on being able to anticipate the needs of current and future enterprise, carrier, and residential customers. The Company seeks to meet these needs through new product introductions, service quality, and technological superiority. The Company has implemented GSM technology for wireless communications and works with vendors to ensure the newest handsets and accessories are available to its customers. New products and services are important to the Company’s success as its industry is technologically driven, such that new technologies can offer alternatives to the Company’s existing services. The development of new technologies could accelerate the Company’s loss of access lines and have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Terrorist attacks and other acts of violence or war may affect the financial markets and the Company’s business, financial condition, results of operations, and cash flows.

Terrorist attacks may negatively affect the Company’s operations and financial condition. There can be no assurance that there will not be further terrorist attacks against the United States of America, U.S. businesses or armed conflict involving the United States of America. Further terrorist attacks or other acts of violence or war may directly impact the Company’s physical facilities or those of its customers and vendors. These events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and world financial markets and economy. They could result in an economic recession in the United States or abroad. Any of these occurrences could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

The Company could incur significant costs resulting from complying with, or potential violations of, environmental, health, and human safety laws.

The Company’s operations are subject to laws and regulations relating to the protection of the environment, health, and human safety, including those governing the management and disposal of, and exposure to, hazardous materials and the cleanup of contamination, and the emission of radio frequency. While the Company believes its operations are in substantial compliance with environmental, health, and human safety laws and regulations, as an owner or operator of property, and in connection with the current and historical use of hazardous materials and other operations at our sites, the Company could incur significant costs resulting from complying with or violations of such laws, the imposition of cleanup obligations, and third-party suits. For instance, a number of the Company’s sites formerly contained underground storage tanks for the storage of used oil and fuel for back-up generators and vehicles. In addition, a few sites currently contain underground tanks for back-up generators, and many of the Company’s sites have aboveground tanks for similar purposes.

The Company could incur significant costs as a result of a number of putative class action and derivative lawsuits that were filed against the Company.

A number of putative class action and derivative lawsuits have been filed against the Company and certain of its current and former officers and directors, which allege a number of violations of securities laws. The Company is vigorously contesting these matters, but such litigation could result in substantial costs and have a material impact on the Company’s financial condition, results of operations, and cash flows. In February 2006, the Company settled one of these cases, its ERISA class action lawsuit, for $11 million, to be paid by its insurers (refer to Note 11 to the Consolidated Financial Statements). An adverse decision or settlement in any of the remaining cases could require the Company to pay substantial damages, which would have a material adverse effect on business and operations.

The Company generates substantially all of its revenue by serving a limited geographic area.

The Company generates substantially all of its revenue by serving customers in the Greater Cincinnati and Dayton, Ohio areas. An economic downturn or natural disaster occurring in this limited operating territory could have a disproportionate effect on the Company’s business, financial condition, results of operations, and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas.

Third parties may claim that the Company is infringing their intellectual property, and the Company could suffer significant litigation or licensing expenses or be prevented from selling products.

Although the Company does not believe that any of its products or services infringes the valid intellectual property rights of third parties, the Company may be unaware of intellectual property rights of others that may cover some of its technology, products or services. Any litigation growing out of third party patents or other intellectual property claims could be costly and time-consuming and could divert its management and key personnel from the business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Resolution of claims of intellectual property infringement might also require the Company to enter into costly license agreements. Likewise, the Company may not be able to obtain license agreements on acceptable terms. The Company also may be subject to significant damages or injunctions against development and sale of certain of its products. Further, the Company often relies on licenses of third party intellectual property useful for its businesses. The Company cannot ensure that these licenses will be available in the future on favorable terms or at all.

Third parties may infringe the Company’s intellectual property, and the Company may expend significant resources enforcing its rights or suffer competitive injury.

The Company’s success depends in significant part on the competitive advantage it gains from its proprietary technology and other valuable intellectual property assets. The Company relies on a combination of patents, copyrights, trademarks and trade secrets protections, confidentiality provisions and licensing arrangements to establish and protect its intellectual property rights. If the Company fails to successfully enforce its intellectual property rights, its competitive position could suffer, which could harm its operating results.

The Company’s pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of its patents, copyrights or trademarks. Further, the Company may be required to spend significant resources to monitor and police its intellectual property rights. The Company may not be able to detect third party infringements and its competitive position may be harmed before the Company does so. In addition, competitors may design around the Company’s technology or develop competing technologies. Furthermore, some intellectual property rights are licensed to other companies, allowing them to compete with the Company using that intellectual property.

Uncertainty in the U.S. securities markets and adverse medical cost trends could cause the Company’s pension and postretirement costs to increase.

The Company’s pension and postretirement costs have increased in recent years, primarily due to a continued increase in medical and prescription drug costs. Investment returns of the Company’s pension funds depend largely on trends in the U.S. securities markets and the U.S. economy in general. In particular, uncertainty in the U.S. securities markets and U.S. economy could result in investment returns less than those previously assumed and a decline in the value of plan assets used in pension and postretirement calculations, which the Company would be required to recognize over the next several years under generally accepted accounting principles. Should the securities markets decline and medical and prescription drug costs continue to increase significantly, the Company would expect to face increasing annual combined net pension and postretirement costs. Refer to Note 8 to the Consolidated Financial Statements.

If the Company fails to extend or renegotiate its collective bargaining agreements with its labor union when they expire, or if its unionized employees were to engage in a strike or other work stoppage, the Company’s business and operating results could be materially harmed.

The Company is a party to collective bargaining agreements with its labor union, which represent a significant number of its employees. Although the Company believes that its relations with its employees are satisfactory, no assurance can be given that the Company will be able to successfully extend or renegotiate its collective bargaining agreements when they expire. If the Company fails to extend or renegotiate its collective bargaining agreements, if disputes with its union arise, or if its unionized workers engage in a strike or a work stoppage, the Company could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have a material adverse effect on the business.

Item 1B.    Unresolved SEC Staff Comments

None.

Item 2.    Properties

Cincinnati Bell Inc. and its subsidiaries own or maintain telecommunications facilities in three states. Principal office locations are in Cincinnati, Ohio.

The property of the Company is principally comprised of telephone plant and equipment in its local telephone franchise area (i.e., Greater Cincinnati), and the infrastructure associated with its wireless business in the Greater Cincinnati and Dayton, Ohio operating areas. Each of the Company’s subsidiaries maintains some investment in furniture and office equipment, computer equipment and associated operating system software, application system software, leasehold improvements, and other assets. Facilities equipment and access circuits leased as part of an operating lease arrangement are expensed as equipment or services are used.

With regard to its local telephone operations, substantially all of the central office switching stations are owned and situated on land owned by the Company. Some business and administrative offices are located in rented facilities, some of which are recorded as capitalized leases. With regard to its wireless operations, CBW both owns and leases the locations which house its switching and messaging equipment. It owns approximately 50% of the tower structures and leases almost all of the land upon which its radio base stations reside. CBW leases space primarily from other wireless carriers or tower companies for the remaining tower sites and its ground leases are typically renewable at CBW’s option with predetermined rate escalations. CBTS operates three data centers – two owned and one leased – in Ohio and Kentucky through which it provides 24-hour monitoring, redundant power, environmental controls, and high-speed, highly-available optical network connections to its customers.

The Company’s gross investment in property, plant, and equipment was $2,509.1 million and $2,583.4 million at December 31, 2005 and 2004, respectively, and was divided among the operating segments as follows:

	December 31,
	2005	2004
Local	87.8%	82.8%
Wireless	9.9%	15.8%
Hardware and Managed Services	1.5%	0.7%
Other	0.8%	0.7%

Total	100.0%	100.0%

For additional information about the Company’s properties, see Note 4 to the Consolidated Financial Statements that are contained in Item 8 of this Report on Form 10-K.

Item 3.    Legal Proceedings

The information required by this Item is included in Note 11 to the Consolidated Financial Statements that are contained in Item 8 of this Report on Form 10-K.

Item 4.    Submission of Matters to a Vote of the Security Holders

None.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common shares (symbol: CBB) are listed on the New York Stock Exchange and on the National Stock Exchange. As of February 28, 2006, there were 72,924 holders of record of the 247,125,771 outstanding common shares of the Company. The high and low daily closing prices during each quarter for the last two fiscal years are listed below:

Quarter		1st	2nd	3rd	4th
2005	High	$4.71	$4.39	$4.64	$4.43
	Low	$3.94	$3.51	$4.02	$3.51

2004	High	$5.89	$4.49	$4.35	$4.30
	Low	$4.00	$3.85	$3.46	$3.26

Dividends

The Company does not currently intend to pay dividends on its common shares and is furthermore restricted in its ability to pay dividends pursuant to certain covenants in its various debt agreements. Refer to Note 6 to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchases of its common stock during the year ended December 31, 2005:

Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
25,469 shares	$4.30	0	n/a

*	Shares are purchased for the Company’s deferred compensation plans, and are purchased on the open market. Future purchases are subject to participant elections.

Item 6.    Selected Financial Data

The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this document.

(dollars in millions, except per share amounts)	2005	2004	2003	2002	2001
Operating Data
Revenue	$1,209.6	$1,207.1	$1,557.8	$2,178.6	$2,252.3
Cost of services and products, selling, general, and administrative, depreciation and amortization	908.0	896.7	1,204.3	2,034.1	2,273.7
Restructuring, asset impairments and other charges (a)	42.8	14.8	6.2	2,238.0	245.4
Gain on sale of broadband assets (b)	—	(3.7)	(336.7)	—	—
Operating income (loss)	258.8	299.3	684.0	(2,093.5)	(266.8)
Minority interest expense (income) (c)	(11.0)	(0.5)	42.2	57.6	51.3
Interest expense (d)	184.4	203.3	217.8	164.2	168.1
Loss on extinguishment of debt (d)	99.8	—	17.6	—	—
Loss (gain) on investments	—	—	—	10.7	(11.8)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(64.5)	64.2	1,246.0	(2,449.2)	(345.2)
Net income (loss)	$(64.5)	$64.2	$1,331.9	$(4,240.3)	$(315.6)
Earnings (loss) from continuing operations per common share
Basic	$(0.30)	$0.22	$5.44	$(11.27)	$(1.64)
Diluted	$(0.30)	$0.21	$5.02	$(11.27)	$(1.64)
Dividends declared per common share	$—	$—	$—	$—	$—
Weighted average common shares outstanding (millions)
Basic	245.9	245.1	226.9	218.4	217.4
Diluted	245.9	250.5	253.3	218.4	217.4

Financial Position
Property, plant and equipment, net (e)	$800.4	$857.7	$898.8	$867.9	$3,059.3
Total assets (f)	1,863.3	1,958.7	2,073.5	1,452.6	6,279.4
Long-term debt (d)	2,073.4	2,111.1	2,274.5	2,354.7	2,702.0
Total debt (d)	2,084.7	2,141.2	2,287.8	2,558.4	2,852.0
Total long-term obligations (g)	2,287.0	2,237.7	2,406.0	2,966.3	3,264.5
Minority interest (c)	28.2	39.2	39.7	443.9	435.7
Shareowners’ equity (deficit)	(737.7)	(624.5)	(679.4)	(2,598.8)	1,645.9

Other Data
Cash flow provided by operating activities	$322.3	$300.7	$310.6	$192.6	$259.5
Cash flow provided by (used in) investing activities	(142.7)	(124.3)	(42.8)	192.4	(534.6)
Cash flow provided by (used in) financing activities	(178.8)	(177.5)	(286.7)	(370.1)	267.2
Capital expenditures	(143.0)	(133.9)	(126.4)	(175.9)	(648.5)

(a)	See Notes 1, 3, and 5 to the Consolidated Financial Statements for discussion related to 2005, 2004, and 2003. An impairment charge of $2.2 billion was recorded in 2002 related to the write-down of assets in the Broadband segment.
(b)	See Note 16 to the Consolidated Financial Statements.
(c)	See Note 9 to the Consolidated Financial Statements.
(d)	See Note 6 to the Consolidated Financial Statements.
(e)	See Note 4 to the Consolidated Financial Statements for discussion related to 2005, 2004, and 2003. An impairment charge of $1.9 billion was recorded in 2002 related to the write-down of property, plant, and equipment in the Broadband segment.
(f)	See Notes 1 and 5 to the Consolidated Financial Statements for discussion related to 2005, 2004, and 2003. An impairment charge of $2.2 billion was recorded in 2002 related to the write-down of assets in the Broadband segment. A goodwill impairment charge of $2.0 billion, net of tax, was recorded in 2002 upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”
(g)	Total long-term obligations comprise long-term debt, accrued pension and postretirement, and other noncurrent liabilities and the BRCOM Preferred Stock, which prior to its exchange in 2003 was classified as minority interest in the Consolidated Financial Statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the “Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement,” “Risk Factors,” and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

Executive Summary

Cincinnati Bell Inc. (the “Company”) is a full-service local provider of data and voice communications services and equipment and a regional provider of wireless and long distance communications services. The Company provides telecommunications service on its owned local and wireless networks with a well-regarded brand name and reputation for service. The Company has five reportable business segments: Local, Wireless, Hardware and Managed Services, Other, and Broadband. The Broadband segment no longer has any substantive, on-going operations.

In 2005, the Company continued to make progress on its primary objectives, which were to: (1) reduce indebtedness, (2) defend its core franchise against increasing competition, and (3) add to the Company’s growth businesses.

Reduce indebtedness

The Company reduced total indebtedness by 3%, from $2,141.2 million at December 31, 2004 to $2,084.7 million at December 31, 2005, primarily with operating cash flows. This reduction is net of an $82.8 million increase to debt from the $55.1 million repayment premium on the 16% Senior Subordinated Discount Notes due 2009 (the “16% Notes”) and the $27.7 million write-off of debt discounts on those notes. The repayment of the 16% Notes was funded with the proceeds from a $400 million term loan issued under the new corporate credit facility and borrowings under its revolving line of credit. Because of the lower interest rates on the Company’s corporate credit facility as compared to the 16% Notes, the Company’s cash payment for interest expense will be reduced by approximately $20 million to $25 million annually, and its interest expense will be reduced by $45 million to $50 million annually.

Defend the core franchise against increasing competition

The Company defended its core franchise through bundling, adding 27,000 net subscribers to its Custom ConnectionsSM “Super Bundle” which offers local, long distance, wireless, DSL, and the Company’s value-added service package, Custom Connections®, on a single bill at a price lower than the amount the customer would pay for all of the services individually. The Company finished the year with 150,000 Super Bundle subscribers, 22% more than at the end of 2004. Total access lines declined by 4% versus 2004, in line with Company expectations given wireless substitution and other competitive factors. The Company believes that its Super Bundle customers are less likely to disconnect existing services and change services to a competitor.

Add to growth businesses

The Company increased data revenues in the Local segment by $15.3 million primarily as a result of an addition of 32,000 Digital Subscriber Line (DSL) subscribers. The Company finished the year with 163,000 DSL subscribers, an increase of 24% over 2004. Penetration of its DSL product increased to 22% of addressable access lines.

The Company increased wireless subscribers from 481,000 at December 31, 2004 to 496,000 at December 31, 2005. The Company experienced particularly strong subscriber growth in its fourth quarter in 2005, increasing its subscribers by 23,000 in this quarter. The increase was the Company’s largest increase in wireless subscribers in any quarter since the fourth quarter of 2001, which the Company believes is a result of continued improvements to its wireless network’s service quality and the introduction of more attractive rate plans. The Company’s postpaid subscriber churn improved from 2.8% in the fourth quarter of 2004 to 1.8% in the fourth quarter of 2005.

The Company opened a new data center facility in 2005, increasing the Company’s managed service and hardware revenues. Sales of information technology (“IT”) and computer-related hardware totaled $80.2 million during 2005, which was a 55% increase over 2004 hardware sales.

Results of Operations

Consolidated Overview

The financial results for 2005, 2004, and 2003 referred to in this discussion should be read in conjunction with the Consolidated Statements of Operations and Note 14 to the Consolidated Financial Statements.

2005 Compared to 2004

Consolidated revenue totaled $1,209.6 million in 2005, an increase of $2.5 million, compared to 2004. The increase was primarily due to the following:

•	$6.1 million lower revenues in the Local segment due to losses of access lines, partially offset by increased data and DSL revenues;

•	$24.2 million lower revenues in the Wireless segment due to lower service revenue;

•	$38.0 million increased revenues in the HMS segment primarily due to increased IT and computer-related, telephony and other equipment sales; and

•	$0.9 million lower revenues in the Other segment, as $6.2 million of increased long distance revenues partially offset $7.1 million of decreases from businesses which the Company has exited.

Operating income for 2005 was $258.8 million, a decrease of $40.5 million compared to 2004. The decrease was primarily due to the following:

•	$3.0 million decrease in Local operating income primarily as a result of lower revenue discussed above, $22.7 million increased pension, postretirement benefits and medical expenses, and an increase of $5.4 million in network and other related expenses from the out-of-territory expansion, partially offset by lower operating taxes of $11.9 million, lower depreciation of $9.0 million, and lower restructuring charges of $8.9 million;

•	$50.3 million decrease in Wireless operating income primarily due to decreased revenue discussed above and increased impairment charges of $36.4 million associated with TDMA assets, partially offset by decreases in roaming expense of $8.9 million and $5.9 million of decreased depreciation and amortization, primarily associated with the accelerated amortization in 2004 of certain intangibles;

•	$0.7 million increase in HMS operating income primarily due to the margin on increased hardware revenues; and

•	$8.6 million increase in the Other segment primarily related to an increase at CBAD in long distance revenue, and lower long distance costs resulting from the installation of a long distance switch in June 2004.

The minority interest caption relates to the 19.9% minority interest of Cingular in the net income of Cincinnati Bell Wireless LLC . The TDMA asset impairment charges discussed above gave rise to CBW losses in 2005, and the minority interest income add back of $11.0 million in 2005 represents Cingular’s portion of the CBW losses. As a result of the Company’s purchase of Cingular’s 19.9% interest in CBW on February 14, 2006, the Company will recognize minority interest expense or income through this date of purchase, but no further minority interest expense or income will be recorded after this date as CBW will be wholly-owned.

Interest expense decreased to $184.4 million for 2005 compared to $203.3 million in 2004. This decrease is primarily a result of the net decrease of $16 million from the extinguishment of the 16% Notes in August 2005, partially offset by interest on the corporate credit facility, which funded the repayment of the 16% Notes.

The loss on extinguishment of debt of $99.8 million for 2005 was comprised of a $91.9 million loss related to the repurchase of the 16% Notes and $7.9 million associated with the repayment of previously existing credit facilities. See Note 6 to the Consolidated Financial Statements for further details.

Income tax expense was $54.3 million for 2005. Although the Company had pre-tax losses for the year, income tax expense results from legislation that the state of Ohio passed on June 30, 2005 instituting a gross receipts tax and phasing out Ohio’s corporate franchise and income tax over a 5 year period. As a result of this legislation, the Company no longer expects to realize state income tax benefits associated with $47.5 million of deferred tax assets previously recorded. Therefore, the Company reduced deferred tax assets and increased income tax expense by $47.5 million in 2005. Additionally, the Company had non-deductible expenses including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. As a result of these items, the Company recorded income tax expense of $54.3 million even though it had a loss before income taxes of $10.2 million. For the future, the Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses associated with the Broadband Securities. The Company used federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2005. As a result, the Company had net federal and state cash tax payments of $2.1 million during the year.

In February 2006, the Kentucky Revenue Cabinet issued state tax regulation, which may limit the Company’s ability to use its state net operating loss carryforwards against future state taxable income. The Company expects this will result in a one-time income tax charge of approximately $4 million in the first quarter of 2006.

2004 Compared to 2003

Consolidated revenue totaled $1,207.1 million in 2004, which was $350.7 million, or 23%, less than 2003. Foregone revenue associated with disposed broadband assets is the primary reason that 2004 revenue has declined. Revenue of the Broadband segment, which no longer generates any revenue, decreased $332.4 million (or $302.1 million net of intercompany eliminations) in 2004 compared to 2003. Related to the sale of its assets, which were located outside of the Company’s local telephone or wireless operating territories, the Company estimates that revenue in its HMS segment decreased approximately $33.4 million in 2004. Also, revenue in the Local segment declined $12.8 million during 2004 as data revenue growth from DSL transport and dial-up Internet access only partially offset declines in voice revenue.

Operating income for 2004 was $299.3 million. Operating income in 2003 was $684.0 million, which includes a gain on the sale of broadband assets of $336.7 million. The decrease in operating income from 2003 to 2004 was primarily due to the following:

•	$333.8 million decrease in the Broadband segment due to the gain on sale of broadband assets of $336.7 million in 2003;

•	$3.6 million decrease in Local operating income as a result of decreased revenues discussed above and $5.9 million of increased restructuring charges, partially offset by decreases in operating taxes of $7.4 million due to changes in state tax laws and depreciation expense of $8.5 million;

•	$61.6 million decrease in Wireless operating income primarily as a result of increased costs of $21.3 million for handset sales, subsidies and advertising related to new gross customer additions, increased depreciation and amortization of $28.6 million primarily related to accelerated depreciation on TDMA assets and accelerated amortization on roaming and trade name intangibles, and asset impairments of $5.9 million on assets removed from service;

•	$4.8 million decrease in HMS operating income primarily as a result of reduced revenue from customer attrition and price decreases;

•	$11.5 million increase in Other operating income primarily due to decreased access charges in the long distance business associated with installation of long distance switching equipment in June 2004 and renegotiation of wholesale long distance minute costs; and

•	$7.6 million decrease in corporate costs primarily due to termination benefits incurred in 2003 in accordance with certain senior executives’ employment agreements as discussed in Note 17 to the Consolidated Financial Statements.

Minority interest income of $0.5 million in 2004 relates to the 19.9% minority interest of Cingular in the net income of CBW. This compares to minority interest expense of $42.2 million in 2003 as a result of a

$32.0 million decline resulting from the exchange of the 12 1/2% Junior Exchangeable Preferred Stock of BRCOM (the “12 1/2% Preferreds”) for common stock of the Company in September 2003 and a decline in the net income of CBW.

Interest expense of $203.3 million in 2004 decreased $14.5 million compared to 2003. This was primarily the result of an $8.4 million reduction in amortization of note issuance costs related to the prepayment of the Company’s credit facilities in 2003, and $6.1 million of lower interest expense primarily due to the net of approximately $531.0 million reduced average debt outstanding offset partially by the issuance of the $500.0 million 7 1/4% Notes in July 2003 and the issuance of the 16% Notes.

The Company recorded a loss on extinguishment of debt of $17.6 million in 2003. The loss is comprised of $17.4 million from retirement of the remaining $46 million of BRCOM 9% notes and related accrued interest of $1.6 million in exchange for approximately 11.1 million shares of common stock of the Company, which had a fair value of $65.0 million at the exchange date. Additionally, the Company wrote off $16.4 million of deferred financing costs related to the prepayment and amendments of the Company’s credit facilities. These losses were offset by a non-cash gain of $16.2 million from the Company purchasing all of its outstanding Convertible Subordinated Notes due 2009, which bore interest at a rate of 9%, at a discounted price equal to 97% of their accreted value.

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

Effective January 1, 2003, the Company recorded a benefit of $85.9 million as a cumulative effect of a change in accounting principle, net of taxes, related to the adoption of SFAS 143. The benefit principally related to the estimated telephone plant removal costs previously included in accumulated depreciation, which were reversed. Refer to Note 1 to the Consolidated Financial Statements for a detailed discussion of the adoption of SFAS 143.

Discussion of Operating Segment Results

The Company realigned its business segments in 2004. CBTS, a data equipment and managed services subsidiary, was previously reported in the Broadband segment and is now reported in the Hardware and Managed Services segment. Additionally, the sale of telephony equipment of CBT and its associated installation and maintenance business, previously reported in the Local segment, is now included in the HMS segment. Accordingly, the historical results of operations of the Local, HMS, and Broadband segments have been recast to reflect the current segment reporting.

Local

The Local segment provides local voice telephone service, including enhanced custom calling features, and data services, which include dedicated network access, Gigabit Ethernet and Asynchronous Transfer Mode based data transport, and DSL and dial-up Internet access, to customers in southwestern Ohio, northern Kentucky, and southeastern Indiana. These services are provided primarily by CBT, which operates as the Incumbent Local Exchange Carrier (“ILEC”) in its operating territory of an approximate 25-mile radius of Cincinnati, Ohio. CBT’s network has full digital switching capability and can provide data transmission services to approximately 90% of its addressable access lines via DSL.

Outside of its ILEC territory, the Local segment provides these services through Cincinnati Bell Extended Territories LLC (“CBET”), which operates as a competitive local exchange carrier (“CLEC”) both in the communities north of CBT’s operating territory and in the greater Dayton market. CBET provides voice services for residential as well as voice and data services for business customers on its own network and by purchasing UNE-L’s or UNE-platform from the ILEC. CBET provides service through UNE-L to its customer base in the

Dayton, Ohio market. The Local segment links its Cincinnati and Dayton geographies through its fiber networks, which provides route diversity via two separate paths.

(dollars in millions)	2005	2004	$ Change 2005 vs. 2004	% Change 2005 vs. 2004	2003	$ Change 2004 vs. 2003	% Change 2004 vs. 2003
Revenue:
Voice	$500.4	$519.8	$(19.4)	(4)%	$536.6	$(16.8)	(3)%
Data	219.2	203.9	15.3	8%	196.3	7.6	4%
Other	36.0	38.0	(2.0)	(5)%	41.6	(3.6)	(9)%

Total revenue	755.6	761.7	(6.1)	(1)%	774.5	(12.8)	(2)%

Operating costs and expenses:
Cost of services and products	236.1	220.2	15.9	7%	232.2	(12.0)	(5)%
Selling, general and administrative	133.7	134.8	(1.1)	(1)%	128.8	6.0	5%
Depreciation	108.2	117.2	(9.0)	(8)%	125.7	(8.5)	(7)%
Restructuring	1.5	10.4	(8.9)	(86)%	4.5	5.9	131%
Asset impairments and other charges	—	—	—	—	0.6	(0.6)	(100)%

Total operating costs and expenses	479.5	482.6	(3.1)	(1)%	491.8	(9.2)	(2)%

Operating income	$276.1	$279.1	$(3.0)	(1)%	$282.7	$(3.6)	(1)%
Operating margin	36.5%	36.6%		0 pts	36.5%		0 pts

2005 Compared to 2004

Revenue

Voice revenue, which includes local service, switched access, information services and value added services revenues decreased by $19.4 million versus 2004 as a result of a 4% decrease in local service access lines as well as the loss of value added services revenue.

Access lines within the segment’s ILEC territory decreased by 47,000, or 5%, from 940,000 at December 31, 2004 to 893,000 at December 31, 2005, which the Company believes results from several factors including customers electing to use wireless communication (“wireless substitution”) in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC by targeting voice services to residential and small business customers in Dayton, Ohio. The Company had 38,000 total access lines outside its ILEC service territory at December 31, 2005, a 25% increase from the prior year.

Data revenue consists of data transport, high-speed Internet access (including DSL), dial-up Internet access, digital trunking, and Local Area Network (“LAN”) interconnection services. The increase in data revenue of $15.3 million for 2005 as compared to 2004 is due to higher DSL revenue and data transport revenue. An increase in average DSL subscribers of 32,000, partially offset by a slightly lower average rate per subscriber, produced an additional $11.1 million in revenue for 2005 as compared to 2004. Also, data transport revenues were $6.6 million higher in 2005 as compared to 2004. These increases were partially offset by a decrease of $2.0 million in dial-up internet revenues, attributable to both a decrease in rate and average subscribers, as dial-up customers migrate to DSL. As of December 31, 2005, the Company’s DSL penetration of addressable access lines was approximately 22%, up from 17% at December 31, 2004.

The Company believes its rate of access line loss would have been greater and its increase in DSL subscribers would have been less without the success of its Custom ConnectionsSM “Super Bundle.” The Company added 27,000 Super Bundle subscribers during 2005, bringing total subscribership to 150,000, of which 143,000 were consumer ILEC subscribers, a 26% penetration of access lines. The Company’s Super Bundle offers local, long distance, wireless, DSL, and the Company’s value-added service package, Custom Connections®, on a single bill at a price lower than the amount the customer would pay for all of the services individually. An aggressive marketing campaign and the favorable bundled pricing associated with Custom ConnectionsSM “Super Bundle” has increased the demand for the Company’s ZoomTown DSL offering, which added 32,000 subscribers in 2005, growing 24% compared to December 31, 2004, to 163,000 subscribers. As a result of this growth, total lines to the customer (defined as access lines plus DSL subscribers) as of December 31, 2005 decreased only slightly compared to December 31, 2004, and revenue per household increased 3% to $48.73.

Costs and Expenses

Cost of services and products increased by $15.9 million for 2005 versus 2004 primarily due to the following:

•	$15.5 million increase for higher pension and postretirement expense. See “Accounting for Pension and Postretirement Expenses” in the “Critical Accounting Policies and Estimates” section;

•	$2.7 million increase in employee health costs;

•	$11.9 million decrease in state gross receipts tax and property taxes. Beginning with the third quarter of 2004 through the second quarter of 2005, CBT was not subject to Ohio franchise taxes based on gross receipts, but instead was subject to state and local income tax. See “Accounting for Taxes” in the “Critical Accounting Policies and Estimates” section for discussion of Ohio tax legislation passed in 2005 that will impact the Company’s future state income tax expense and operating tax expense;

•	$5.4 million increase in network and other costs related to the out-of-territory expansion of the Company’s CLEC operations;

•	$1.3 million increase in rights-to-use fees for webhosting services and product costs to support additional DSL subscribers; and

•	remaining cost increases are primarily associated with increases in fuel and energy costs, higher regulatory fees, and software development.

Selling, general and administrative expenses decreased $1.1 million compared to 2004. Higher costs of $4.5 million for pension, postretirement and employee medical expenses were more than offset by lower advertising costs of $2.4 million, lower labor and other employee costs, and lower consulting fees.

Depreciation expense decreased $9.0 million in 2005 compared to 2004. The decreases were primarily due to changes in depreciation rates in the fourth quarter of 2004 used as a result of updated estimates of the depreciable assets’ useful lives.

In 2004, the Company initiated a restructuring to improve operating efficiencies and reduce operating expenses resulting in a charge of $10.4 million. The Company incurred a $1.5 million charge in 2005 related to the outsourcing of its directory assistance services. See Note 3 to the Consolidated Financial Statements for further discussion.

2004 Compared to 2003

Local service revenue of $761.7 million during 2004 decreased 2%, or $12.8 million, compared to 2003. Revenue declines related to access line losses were partially offset by DSL revenue growth.

Voice revenue of $519.8 million in 2004 decreased 3%, or $16.8 million, compared to 2003. Local service revenue declined $11.9 million as a result of both fewer access lines in service, which declined 1.6% from 986,000 at December 31, 2003 to 970,000 at December 31, 2004, and a 1% lower average revenue per line. The lower average revenue per line is the result of selected price discounts to enterprise customers and certain rate plans related to the service launch in Dayton, Ohio.

Access lines within the segment’s ILEC territory decreased 37,000, or 4%, from 977,000 to 940,000. The majority of this decrease is a 21,000 decrease in residential access lines, which the Company believes is primarily due to customers electing to use wireless communication (“wireless substitution”) in lieu of the traditional local service. In March 2004, the Company expanded its product suite in Dayton, Ohio and began to mass market voice services to residential and small business customers. This helped to increase CLEC access lines by 21,000 lines during 2004, bringing total access lines outside its ILEC service territory to 30,000, which is 3% of its total access lines at December 31, 2004.

Voice revenues also declined $3.1 million as a result of decreases in trunking revenue and $1.4 million as a result of decreases in value added services revenue due to price decreases to consumers and small businesses provided within the Company’s Custom ConnectionsSM “Super Bundle.”

Data revenue in 2004 was $203.9 million, representing a $7.6 million, or 4%, increase compared to 2003. Internet-based revenue, high-speed DSL and dial-up access increased $11.0 million in 2004 primarily driven by a 31,000 increase in DSL subscribers, which were 131,000 at December 31, 2004. As of December 31, 2004, 89% of CBT’s access lines in its incumbent local exchange operating territory were loop-enabled for DSL transport with a penetration of approximately 17% of total access lines, up from 13% at December 31, 2003. Other high speed/high capacity data services such as transport, digital trunking, LAN, and customized services revenue decreased $2.5 million in 2004 as a result of both competitive pressures and regulatory-mandated price decreases for wholesale services sold to other telecommunications providers.

The Company believes that its rate of access line loss would have been greater and its increase in DSL subscribers would have been less without the success of its Custom ConnectionsSM “Super Bundle.” The Company added 52,000 new, Super Bundle subscribers in 2004, to reach a total of 123,000, a 73% increase compared to December 31, 2003. At December 31, 2004, 20% of CBT’s primary residential, ILEC access lines were in a Super Bundle. Also, as a result of its success, the Local segment in-territory revenue per consumer household (local revenue divided by average primary access lines) increased by $0.88, or 2%, to $47.49 in 2004 compared to $46.61 in 2003.

Other services revenue of $38.0 million during 2004 decreased $3.6 million compared to 2003, primarily as a result of a decrease in wiring revenue.

Costs and Expenses

Cost of services and products decreased $12.0 million, or 5%, to $220.2 million in 2004 compared to 2003. The decrease was primarily due to a decline in operating taxes of approximately $7.4 million, of which $6.8 million relates to a change in Ohio law. CBT was no longer subject to franchise taxes based on gross receipts, but instead was subject to state and local income tax and included in the combined Ohio state income tax return with other Cincinnati Bell operating companies. See “Accounting for Taxes” in the “Critical Accounting Policies and Estimates” section for discussion of Ohio tax legislation passed in June 2005 that will impact future state income tax expense and operating tax expense. Additionally, cost of goods sold and material costs declined $1.6 million during 2004 related to lower material costs associated with the decrease in wiring revenue compared to 2003.

Selling, general and administrative expenses increased 5%, or $6.0 million, to $134.8 million in 2004. This increase was due to an additional $4.2 million of advertising and promotional expense related to a 25% increase in DSL gross additions and 26,000 gross additions in Dayton local customers.

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

Restructuring charges during 2004 of $10.4 million were $5.9 million higher than 2003. For further description and purpose of these restructuring charges, please refer to Note 3 to the Consolidated Financial Statements.

Wireless

The Wireless segment provides advanced digital, voice and data communications services through the operation of a regional wireless network in a licensed service territory, which surrounds Cincinnati and Dayton, Ohio and includes areas of northern Kentucky and southeastern Indiana. The segment offers service outside of its regional operating territory through wholesale and re-sale arrangements (“roaming agreements”) with other wireless operators. The segment also sells related telecommunications equipment, wireless handset devices and related accessories to support its service business.

The Wireless segment consists of CBW, which was historically a joint venture with Cingular Wireless Corporation PCS, LLC (“Cingular”), in which the Company owned 80.1% of CBW while Cingular owned the remaining 19.9%. On February 14, 2006, the Company purchased Cingular’s interest such that CBW is now a wholly-owned subsidiary.

Since October 2003, CBW has deployed service on both TDMA and GSM networks. As of December 31, 2005, CBW had transitioned more than 80% of its subscribers to GSM technology, which provides voice communication, short message service (“SMS”) or text messaging, and enhanced data communication services, such as mobile web browsing, internet access, email, and picture messaging. In the first quarter of 2005, the Company completed its upgrade to enhanced data rates for GSM evolution (“EDGE”), which required only software upgrades to deliver higher speeds of data transmission and capacity. The Company expects to discontinue the use of its TDMA network during 2006.

(dollars in millions, except for operating metrics)	2005	2004	$ Change 2005 vs. 2004	% Change 2005 vs. 2004	2003	$ Change 2004 vs. 2003	% Change 2004 vs. 2003
Revenue:
Service	$214.8	$242.0	$(27.2)	(11)%	$246.4	$(4.4)	(2)%
Equipment	22.7	19.7	3.0	15%	13.1	6.6	50%

Total revenue	237.5	261.7	(24.2)	(9)%	259.5	2.2	1%

Operating costs and expenses:
Cost of services and products	129.3	133.2	(3.9)	(3)%	110.5	22.7	21%
Selling, general and administrative	56.1	56.5	(0.4)	(1)%	50.0	6.5	13%
Depreciation	61.5	58.3	3.2	5%	38.3	20.0	52%
Amortization	—	9.1	(9.1)	(100)%	0.5	8.6	n/m
Restructuring	—	0.1	(0.1)	(100)%	—	0.1	n/m
Asset impairments and other charges	42.3	5.9	36.4	n/m	—	5.9	n/m

Total operating costs and expenses	289.2	263.1	26.1	10%	199.3	63.8	32%

Operating income (loss)	$(51.7)	$(1.4)	$(50.3)	n/m	$60.2	$(61.6)	(102)%
Operating margin	(21.8)%	(0.5)%		(21) pts	23.2%		(24) pts
Operating metrics
Postpaid ARPU*	$44.66	$50.92	$(6.26)	(12)%	$51.42	$(0.50)	(1)%
Prepaid ARPU*	$19.62	$19.85	$(0.23)	(1)%	$19.24	$0.61	3%

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue, excluding roaming revenue, by the average subscriber base for the period.

2005 Compared to 2004

Revenue

Service revenue decreased by $27.2 million in 2005 as compared to 2004. This decrease is primarily attributed to the following:

•

$22.4 million decrease in postpaid subscriber service revenue due to lower ARPU. The Company’s postpaid ARPU decreased by $6.26 compared to 2004 due to lower priced GSM rate plans and bundling plans, slightly offset by an increase in data revenues. The increase in subscribers from 306,300 at December 31, 2004 to 315,100 at December 31, 2005 is the result of the Company’s efforts to recover subscribers that were lost as a result of network quality problems encountered in 2004 at the early stages of the Company’s network migration from TDMA to GSM. The Company has resolved the difficulties encountered in 2004, and fourth quarter net activations (gross activations less deactivations) of 14,700 in 2005 compared favorably to a loss of net subscribers of 1,800 in the same period of 2004. Average churn for the year was approximately 2.2%. However, churn declined over the course of the year from 2.8% in the fourth quarter of 2004 to 1.8% in the fourth quarter of 2005. This was due to the resolution of the aforementioned network problems and the introduction of more attractive rate plans;

•	$1.7 million increase in prepaid service revenues primarily due to an increase in average subscribers. As of December 31, 2005, prepaid subscribers totaled approximately 180,500, compared to 174,700 at December 31, 2004. Prepaid ARPU was flat compared to 2004, as higher data ARPU offset lower voice ARPU. Average monthly prepaid customer churn increased from 6.1% in 2004 to 6.5% in 2005 primarily as a result of increased competition; and

•	$9.4 million decrease in roaming revenue due to a decrease in minutes of use as a result of the merger between Cingular and AT&T Wireless Services Inc. CBW has lost substantial roaming revenue as Cingular customers are now using Cingular’s network versus CBW’s network. As part of CBW’s agreement with Cingular, a substantial portion of this lost roaming revenue is offset by a rate reduction on the cost of roaming minutes purchased from Cingular. For 2005, roaming expense decreased $8.9 million compared to 2004.

Total wireless subscribers at December 31, 2005 were approximately 496,000, which represents approximately 15% of the population in CBW’s licensed operating territory.

Equipment revenue increased by $3.0 million as the Company sold 41,000 more handsets during 2005 as compared to 2004 as 26,000 more TDMA customers migrated to the Company’s GSM network.

Costs and Expenses

Cost of services and products consists largely of network operation costs, roaming expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), interconnection expenses, and cost of handsets and accessories sold. The decrease in costs of services of $3.9 million compared to 2004 was due to lower roaming expense of $8.9 million resulting from the renegotiation of rates with Cingular noted above, partially offset by $1.9 million of higher handset and accessory costs related to the equipment revenue increase and $2.5 million of higher operating taxes.

Selling, general and administrative expenses include certain customer acquisition expenses, such as advertising, distribution and promotional expenses. These expenses were flat as compared to 2004. Increases in advertising and promotional expenses of $2.9 million were offset by decreased fees for outsourced services as a result of better negotiated rates and lower legal claim costs for the roaming litigation that was incurred in 2004. Refer to Note 11 to the Consolidated Financial Statements.

In 2005, the Company further revised its estimate of the remaining useful lives of certain of the TDMA assets, resulting in additional depreciation. The depreciation increase for 2005 versus 2004 results from the accelerated depreciation on TDMA assets as well as on certain GSM assets that were replaced in late 2005 as part of the Company’s continued initiative to improve GSM network quality.

The Company incurred charges of $42.3 million in 2005 to write down the recorded value of its TDMA network assets. A portion of the TDMA assets were taken out of service in 2005 in order to optimize the remaining spectrum associated with TDMA assets. This resulted in a charge of $23.7 million. Additionally, an asset impairment charge of $18.6 million was incurred to write down to fair value the remaining TDMA assets in use. Due to the rapid migration of TDMA subscribers to the Company’s GSM network and lower ARPU associated with the remaining TDMA customers, the remaining future cash flows associated with the TDMA assets could no longer support the recorded value of the TDMA assets, resulting in the impairment charge. After the charges, the book value of TDMA network assets was less than $1 million at December 31, 2005. The Company expects to discontinue its TDMA network in 2006. Asset impairment charges in 2004 were recorded to write-down certain TDMA assets taken out of service and certain intangible assets.

Amortization expense in 2004 was a result of accelerated amortization related to the change in estimated economic useful life of certain roaming and trade name agreements as a result of the merger between Cingular and AT&T Wireless Services on October 26, 2004.

2004 Compared to 2003

Revenue

Wireless segment revenue increased $2.2 million, or 1%, to $261.7 million during 2004 compared to 2003. Equipment revenue increased $6.6 million in 2004 primarily due to a 27% increase in new service activations and 17% of CBW’s existing TDMA customers purchasing new handsets to switch their service to the Company’s new GSM service. This increase in equipment revenue offset a $3.6 million decrease in roaming revenue and a $0.8 million decrease in CBW subscriber service revenue.

CBW’s roaming revenue declined primarily as a result of a 20% decrease in average revenue per roaming minute as a greater amount of AWE roaming traffic used lower priced GSM minutes than in 2003. Total roaming revenue equaled $13.0 million in 2004.

Subscriber service revenue declined $0.8 million as a result of a $3.8 million postpaid service revenue decrease more than offsetting a $3.0 million increase in prepaid service revenue. Postpaid revenue decreased as a result of a 5,600 decrease in subscribers, driven primarily by an average monthly customer churn which increased to 2.6% in 2004 compared to 1.8% in 2003, and a $0.50 decrease in postpaid ARPU, excluding roaming revenue, from $51.42 in 2003 to $50.92, which is in part the result of customer migrations to lower priced GSM rate plans. The Company believes that the increase in postpaid churn during the year is the result of a combination of factors, most notably network quality issues created by CBW’s network migration. At December 31, 2004 CBW had 306,300 postpaid subscribers.

Prepaid service revenue increases were largely the result of increased subscribers. As of December 31, 2004, prepaid subscribers totaled approximately 174,700, a 12,200 increase over December 31, 2003. Likely a result of both the aforementioned network quality issues as well as unmeasured TDMA customer migrations to the new GSM network, average monthly prepaid customer churn increased to 6.1% in 2004 compared to 4.9% in 2003. Total wireless subscribers at December 31, 2004 were approximately 481,000, or approximately 14% of the population in CBW’s licensed operating territory.

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

Costs and Expenses

Cost of services and products increased $22.7 million, or 21%, to $133.2 million in 2004 compared to the prior year. The increase was due largely to an $18.0 million increase of costs associated with increased handset subsidies, which supported both a 27% increase in new gross customer additions as well as the migration of 17% of the Company’s legacy TDMA customers to its new GSM network.

In the fourth quarter of 2004, CBW recorded a $3.2 million adjustment related to prior periods to account for certain rent escalations associated with its tower site leases on a straight-line basis. These rent escalations are associated with lease renewal options that were deemed to be reasonably assured of renewal, thereby extending the initial term of the leases. The adjustment was not considered material to the current year or to any prior years’ earnings, earnings trends, or individual financial statement line items. Additionally, customer service expense increased $2.4 million as a result of increased customer contacts, driven by the GSM migration and quality issues, which was offset by a decrease in incollect expense of $4.7 million. Lower incollect expense was the result of a 20% decrease in the average cost per roaming minute of which a greater percentage was on the lower priced GSM network.

Selling, general, and administrative expenses of $56.5 million increased by $6.5 million, or 13%, in 2004, primarily as a result of a $3.3 million increase in advertising and promotional expense to support the 27% increase in new customer gross additions.

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

Hardware and Managed Services

The Hardware and Managed Services segment provides data center collocation, IT consulting services, telecommunications and computer equipment as well as related installation and maintenance. The Hardware and Managed Services is comprised of the operations within CBTS. In March 2004, CBTS sold certain operating assets, which were generally residing outside of the Company’s operating area, for approximately $3.2 million in cash. During the second quarter of 2004, CBTS paid $1.3 million to the buyer of the assets in working capital adjustments related to the sale.

(dollars in millions)	2005	2004	$ Change 2005 vs. 2004	% Change 2005 vs. 2004	2003	$ Change 2004 vs. 2003	% Change 2004 vs. 2003
Revenue:
Hardware	$106.6	$74.0	$32.6	44%	$89.6	$(15.6)	(17)%
Managed services	66.1	60.7	5.4	9%	73.2	(12.5)	(17)%

Total revenue	172.7	134.7	38.0	28%	162.8	(28.1)	(17)%

Operating costs and expenses:
Cost of services and products	139.5	104.7	34.8	33%	121.4	(16.7)	(14)%
Selling, general and administrative	17.4	16.7	0.7	4%	24.3	(7.6)	(31)%
Depreciation	2.3	1.1	1.2	109%	0.7	0.4	57%
Restructuring	0.1	0.6	(0.5)	(83)%	—	0.6	n/m
Asset impairments and other charges (gains)	—	(1.1)	1.1	(100)%	(1.1)	—	—

Total operating costs and expenses	159.3	122.0	37.3	31%	145.3	(23.3)	(16)%

Operating income	$13.4	$12.7	$0.7	6%	$17.5	$(4.8)	(27)%
Operating margin	7.8%	9.4%		(2) pts	10.7%		(1) pt

2005 Compared to 2004

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

In March 2004, CBTS sold certain out-of-territory operations, which negatively impacted 2005 hardware revenue by $20.7 million. This decrease was more than offset by increased hardware sales from core CBTS operations. This increase in core CBTS hardware sales was due to a $49.1 million increase in IT and computer-related hardware revenue, resulting primarily from increased hardware revenue from data center customers. CBTS expanded its data center business with the purchase of its Mason, Ohio data center in late 2004 and the opening of its Florence, Kentucky data center in June 2005. The increased hardware sales were for equipment used in CBTS data centers as well as for equipment to be used at customer facilities. Higher revenue for the sale of telephony and other equipment accounted for the remaining increase in 2005.

The newly operational data centers and increased hardware sales directly contributed to an increase of $13.7 million in managed and data center services revenue in 2005, partially offset by decreased revenues of $3.5 million related to the sale of out-of-territory offices and lower professional services revenue of $3.9 million. Data center service revenue increased in 2005 as a result of the Florence facility opening in 2005 and the Mason facility being operational for a full year, in addition to increased revenue generated from services provided to CBTS data center customers outside of CBTS facilities.

Costs and Expenses

Cost of services and products increased for 2005 by $34.8 million as compared to 2004. Higher sales from IT and computer-related hardware and telephony hardware through core CBTS operations caused an increase to cost of goods sold of $44.6 million and $1.9 million, respectively, which was partially offset by a decrease of $19.8 million related to the sale of out-of-territory operations. Operational costs of the new data center facilities increased $5.7 million in 2005 as both facilities were running during 2005, and managed services costs increased $7.2 million related to higher revenue. These increases in 2005 were partially offset by lower professional services costs and lower operating costs due to the sale of out-of-territory operations.

The $0.7 million increase in selling, general and administrative expenses for 2005 compared to 2004, is attributed to increased employee benefits expenses, sales commissions, and other performance-based compensation as a result of the revenue and earnings increases over 2004, offset by decreases as a result of the sale of out-of-territory assets in 2004.

The increase in depreciation expense in 2005 over 2004 is due to capital expenditures associated with providing data center collocation services.

Although revenue increased during 2005, operating margins decreased from 2004. The margin decrease is primarily due to an increased proportion of equipment sales, which have lower operating margins than service revenue.

2004 Compared to 2003

Revenue

Hardware revenue of $74.0 million during 2004 decreased 17%, or $15.6 million, compared to 2003. The decrease was primarily due to the sale of the assets of the out-of-territory business, offset by several large equipment sales and hardware sales including $10.1 million to customers referred by the buyer of the out-of-territory assets, as a sales agent. The sale of the assets of the out-of-territory business better aligned the CBTS business model and better aligned the subsidiary with the growth strategy of its parent.

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

Selling, general, and administrative expenses decreased 31%, or $7.6 million, to $16.7 million in 2004. The decreases were due to lower payroll and related expenses of $7.7 million driven by lower headcount as a result of the sale of the out-of-territory assets.

In conjunction with the sale of the assets of the out-of-territory business discussed above, the Hardware and Managed Services segment recorded a gain of $1.1 million during 2004.

Other

The Other segment combines the operations of Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Complete Protection (“CBCP”), the Company’s payphone business (“Public”) and Cincinnati Bell Entertainment (“CBE”). CBAD resells long distance voice services and audio conferencing, CBCP provides security monitoring for consumers and businesses as well as related hardware, Public provides public payphone services, and CBE intends to provide entertainment services. In the fourth quarter of 2004, the Company sold its payphone assets located at correctional institutions and those outside of the Company’s operating area for $1.4 million. During the same quarter, the Company discontinued offering security monitoring hardware to business customers without the related service monitoring.

(dollars in millions)	2005	2004	$ Change 2005 vs. 2004	% Change 2005 vs. 2004	2003	$ Change 2004 vs. 2003	% Change 2004 vs. 2003
Revenue	$77.7	$78.6	$(0.9)	(1)%	$81.1	$(2.5)	(3)%

Operating costs and expenses:
Cost of services and products	33.4	44.5	(11.1)	(25)%	54.1	(9.6)	(18)%
Selling, general and administrative	15.8	14.3	1.5	10%	14.8	(0.5)	(3)%
Depreciation	1.9	1.7	0.2	12%	2.0	(0.3)	(15)%
Amortization	—	—	—	—	0.1	(0.1)	(100)%
Restructuring	—	0.2	(0.2)	(100)%	—	0.2	n/m
Asset impairments and other charges (gains)	—	(0.1)	0.1	(100)%	3.6	(3.7)	(103)%

Total operating costs and expenses	51.1	60.6	(9.5)	(16)%	74.6	(14.0)	(19)%

Operating income	$26.6	$18.0	$8.6	48%	$6.5	$11.5	177%
Operating margin	34.2%	22.9%		11 pts	8.0%		15 pts

2005 Compared to 2004

Revenue

CBAD’s revenue increased $6.2 million, or 10%, in 2005 compared to 2004, primarily due to business products such as dedicated access and audio conferencing and increases in subscribed access lines. CBAD had 564,000 subscribed access lines as of December 31, 2005 in the Cincinnati and Dayton, Ohio operating areas, an increase of 2,000 lines over 2004. Usage increases from the growth of unlimited long distance plans within the Company’s service bundles are the primary reason for this growth. The Company’s market share has increased as a function of the Local segment’s lines in service for which a long distance carrier has been chosen for residential and business access lines. CBAD’s residential and business market share in Cincinnati increased to 80% and 52% at December 31, 2005, respectively, from 76% and 48%, respectively, at December 31, 2004.

Public’s and CBCP’s revenue decreased $6.1 million and $1.0 million, respectively, in 2005 compared to 2004 due primarily to the Company’s sale or exiting of businesses as noted above.

Costs and Expenses

Cost of services and products decreased $11.1 million in 2005 compared to 2004. This was a result of $4.1 million of decreased costs per long distance minute due to the installation of long distance switching equipment in June 2004 and the renegotiation of wholesale transport rates in June 2004 and June 2005, and a decrease of $7.0 million primarily related to the Company’s sale or exiting of businesses related to CBCP and Public, partially offset by cost of services and products for the Company’s new CBE division.

Selling, general and administrative expenses increased $1.5 million for 2005 compared to 2004. Decreases in expenses of $1.4 million at Public and CBCP, related to the sale or exiting of businesses discussed above, were offset by increases of $2.4 million at CBAD and $0.6 million at CBE. CBAD’s increases primarily relate to higher payroll costs, increased bad debt expense, and software development charges from third parties. CBE is a new entertainment division of the Company in the current year and expenses primarily relate to payroll and administrative costs.

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

Costs and Expenses

Cost of services and products totaled $44.5 million in 2004, representing a decrease of 18% compared to the prior year. This was due primarily to decreased access charges for CBAD cost of services of $10.2 million during 2004 due to a 35% lower cost per long distance minute associated with the Company’s installation of long distance switching equipment in June 2004 and the negotiation of lower wholesale long distance minute costs.

Selling, general, and administrative expenses decreased $0.5 million, or 3%, to $14.3 million in 2004 compared to the prior year. The decrease was primarily due to decreased bad debt expense.

Public incurred a $3.6 million asset impairment in 2003 to write down the value of its public payphone assets to fair value.

Broadband

In 2003, the Company completed the sale of substantially all of its broadband assets (refer to Note 16 to the Consolidated Financial Statements). Subsequent to the closing of the asset sale, the Broadband segment now consists substantially of retained liabilities not transferred to the buyer, such as contract termination restructuring liabilities, addressed in Note 3 to the Consolidated Financial Statements, and operating tax liabilities. Prior to the sale of the broadband assets, revenue for the Broadband segment was generated from broadband transport (which included revenue from IRU’s), switched voice services, data and Internet services (including data collocation and managed services) and other services. These transport and switched voice services were generally provided over the Broadband segment’s national optical network, which comprised approximately 18,700 route miles of fiber-optic transmission facilities.

(dollars in millions)	2005	2004	$ Change 2005 vs. 2004	% Change 2005 vs. 2004	2003	$ Change 2004 vs. 2003	% Change 2004 vs. 2003
Revenue:
Broadband transport	$—	$—	$—	—	$159.3	$(159.3)	(100)%
Switched voice services	—	—	—	—	111.9	(111.9)	(100)%
Data and Internet	—	—	—	—	59.5	(59.5)	(100)%
Network construction and other services	—	—	—	—	1.7	(1.7)	(100)%

Total revenue	—	—	—	—	332.4	(332.4)	(100)%

Costs, expenses, gains and losses:
Cost of services and products	—	—	—	—	202.8	(202.8)	(100)%
Selling, general and administrative	(11.4)	(3.7)	(7.7)	n/m	125.2	(128.9)	(103)%
Depreciation	0.1	—	0.1	100%	1.9	(1.9)	(100)%
Restructuring	(0.5)	(1.8)	1.3	(72)%	(11.1)	9.3	(84)%
Asset impairments and other charges (gains)	(0.5)	(1.5)	1.0	(67)%	5.8	(7.3)	(126)%
Gain on sale of broadband assets	—	(3.7)	3.7	(100)%	(336.7)	333.0	(99)%

Total costs, expenses, gains and losses	(12.3)	(10.7)	(1.6)	15%	(12.1)	1.4	(12)%

Operating income	$12.3	$10.7	$1.6	15%	$344.5	$(333.8)	(97)%

2005 Compared to 2004

Costs and Expenses

During 2005 and 2004, selling, general, and administrative expenses primarily consisted of the reversals of certain operating tax reserves totaling $11.2 million and $3.5 million, respectively, primarily due to resolutions of audits.

Adjustments to restructuring reserves in 2005 and 2004 resulted in income of $0.5 million and $1.8 million, respectively, due to changes in estimates related to the termination of contractual obligations. The restructuring credit in 2004 was offset by a corporate restructuring adjustment of $2.0 million. Refer to Note 3 to the Consolidated Financial Statements.

Asset impairments and other charges (gains) in 2005 and 2004 were primarily due to proceeds received from the sale of assets previously written off.

The gain on sale of $3.7 million recorded in 2004 was due to the expiration of certain indemnities to the buyer. Refer to Note 16 to the Consolidated Financial Statements.

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

During 2004, selling, general, and administrative expenses primarily consisted of the reversal of certain operating tax reserves totaling $3.5 million. These expenses decreased from an expense of $125.2 million in 2003 due to the sale of substantially all of the Company’s broadband assets.

During 2004, the Broadband segment recorded a restructuring credit of $1.8 million due to a change in estimate related to the termination of contractual obligations. The restructuring credit was offset by a corporate restructuring adjustment of $2.0 million. Restructuring charges in 2003 consisted of an $11.1 million reversal of previously recorded charges due to settlements and change in estimates related to contract terminations. Refer to Note 3 to the Consolidated Financial Statements.

The Broadband segment recorded a gain of $1.5 million in 2004 related to the sale of assets previously written off. In 2003, the Company recorded a $5.2 million charge to “Asset impairments and other charges (gains)” as a result of a settlement with a customer regarding a broadband network construction contract.

In conjunction with the sale of substantially all of the broadband assets, the Broadband segment recorded a gain of $336.7 million in 2003. The gain on sale of $3.7 million recorded in 2004 was due to the expiration of certain indemnities to the buyer. Refer to Note 16 to the Consolidated Financial Statements.

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

Background

As of December 31, 2005, the Company had $2,084.7 million of outstanding indebtedness and an accumulated deficit of $3,604.5 million. The Company incurred a significant amount of indebtedness and a subsequent accumulated deficit from the purchase and operation of its broadband business.

In November of 1999, the Company acquired IXC Communications, Inc. (IXC) for approximately $3.2 billion. In connection with the acquisition, the Company assumed approximately $1.0 billion of debt. IXC, subsequently renamed BRCOM (f/k/a Broadwing Communications Inc.), provided long haul voice, data, and Internet service over an 18,700 mile fiber optic network. From the acquisition of BRCOM through June 2003, the Company used a total of approximately $2.3 billion of both cash flow from its other businesses and borrowings under its credit facilities to finance the buildout of BRCOM’s national optical network and to meet BRCOM’s other cash needs. In 2001, the business environment for BRCOM and the broader telecommunications industry deteriorated rapidly and significantly. As a result of the acquisition of BRCOM, the Company incurred substantial operating and net losses.

In response to BRCOM’s deteriorating financial results and concerns over liquidity, in October 2002, the Company announced a five-point restructuring plan intended to strengthen the Company’s financial position, maintain the strength and stability of its local telephone business, reduce capital expenditures at BRCOM, facilitate the evaluation of strategic alternatives related to BRCOM and reduce debt. Throughout 2003, as a result of the execution of this plan, the Company completed the sale of BRCOM’s broadband business, secured additional sources of capital, amended its credit facilities and completed the exchange of debt and preferred stock at BRCOM in 2003, as further discussed below.

Broadband Asset Sale

During 2003, the Company completed the sale of substantially all of the broadband assets of BRCOM to CIII Communications LLC, for a cash purchase price of $82.7 million (net of certain post-closing adjustments).

The Company has indemnified the buyer of the broadband business against certain potential claims. In order to determine the fair value of the indemnity obligation, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. For 2003, the analysis originally resulted in a $7.8 million estimated fair value of the indemnity obligations, which was included in other liabilities and has been reflected as a reduction of the gain on sale of broadband assets in the Consolidated Statement of Operations. In 2004, the Company decreased the liability related to the indemnity obligations to $4.1 million due to the expiration of the general representations and warranties and no broker warranties, and recorded $3.7 million as a gain on sale of broadband assets in the Consolidated Statement of Operations. There was no change to the indemnity obligation of $4.1 million during 2005.

2003 New Financings

On March 26, 2003, the Company received $350.0 million of gross cash proceeds from the issuance of the 16% Notes. Proceeds from the 16% Notes, net of fees, were used to pay down borrowings under the Company’s then-existing credit facilities. Prior to extinguishment of the 16% Notes in August 2005, interest was payable 12% in cash and 4% was accreted on the aggregate principal amount. In addition, purchasers of the 16% Notes received 17.5 million common stock warrants, each to purchase one share of Cincinnati Bell Inc. common stock at $3.00 each, which expire in March 2013. Of the total gross proceeds received, $47.5 million was allocated to the fair value of the warrants using the Black-Scholes option-pricing model and was recorded as a discount on the 16% Notes, which was being amortized to expense based on the original maturity date in January 2009.

On July 11, 2003, the Company issued $500.0 million of 7 1/4% Senior Notes due 2013 (the “7 1/4% Notes due 2013”). Net proceeds of $488.8 million were used to prepay term credit facilities and permanently reduce commitments under the Company’s then-existing revolving credit facility. The 7 1/4% Notes due 2013 are unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured debt and rank senior to all existing and future subordinated debt. The Company’s subsidiaries, excluding CBT, CBET and certain immaterial subsidiaries, unconditionally guarantee the 7 1/4% Notes due 2013 on a senior unsecured basis. Refer to Note 21 to the Consolidated Financial Statements regarding the Company’s purchase of the CBW minority interest. The indenture governing the 7 1/4% Notes due 2013 contains customary covenants for notes of this type, including limitations on the following: dividends and other restricted payments; dividends and other payment restrictions affecting subsidiaries; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; redemption of debt that is junior in right of payment; issuances of senior subordinated debt; and, mergers and consolidations. In January 2005, the indenture governing the 7 1/4% Notes due 2013 (the “7 1/4% Indenture”) was amended to, among other things, permit the Company to repurchase or redeem the 16% Notes without regard to the extent of the Company’s ability to make restricted payments (as defined in the 7 1/4% Indenture) under the restricted payments covenant of the 7 1/4% Indenture.

On November 19, 2003, the Company issued $540.0 million of 8 3/8% Senior Subordinated Notes (“the 8 3/8% Notes”). The net proceeds, after deducting the initial purchasers’ discounts, fees, and expenses, totaled $528.2 million. The Company used the net proceeds to purchase all of the Company’s then outstanding Convertible Subordinated Notes due 2009, which bore interest at a rate of 9%, at a discounted price equal to 97% of their accreted value and to reduce outstanding borrowings under the then-existing revolving credit facility.

2004 Debt Repayments

During 2004, the Company used a portion of cash flow generated from operations to repay debt in the amount of $171.8 million.

2005 Financing Transactions and Credit Facilities

In the first quarter of 2005, the Company completed the first of a two stage refinancing plan of its 16% Notes. In the third quarter of 2005, the Company completed the second stage of its plan with the refinancing of the 16% Notes. In stage one, the Company:

•	paid $9.7 million in fees to the holders of the Company’s 7 1/4% Notes due 2013 for their consent to permit the Company to refinance its 16% Notes with new debt that would be pari passu to the 7 1/4% Notes due 2013;

•	issued, on February 16, 2005, $250 million new 7% Senior Notes due 2015 (“7% Senior Notes”) and $100 million in additional 8 3/8% Senior Subordinated Notes due 2014 (“8 3/8% Notes”) (collectively, the “New Bonds”);

•	established, on February 16, 2005, a new $250 million revolving credit facility that matures in February 2010 and also includes the right to request, but no lender is committed to provide, an increase in the aggregate amount of the new credit facility of up to $500 million in future incremental borrowing capacity;

•	used the proceeds from the New Bonds and borrowings from the new revolving credit facility to repay $438.8 million outstanding at December 31, 2004 on its previous credit facility; and

•	executed $350 million notional interest rate swaps to change the fixed rate nature of a part of the New Bonds and the previously outstanding 8 3/8% Notes to approximate the floating rate characteristics of the terminated credit facility.

In stage two, the Company:

•	issued $400 million of new bank term notes (the “Tranche B Term Loan”) on August 31, 2005 under the terms of the Company’s credit facility; and

•	retired the 16% Notes for $447.8 million, including repayment of accrued interest, using the proceeds from the Tranche B Term Loan and additional borrowings under the new revolving credit facility.

In total, the Company recognized $99.8 million of loss upon extinguishment of debt. In the first quarter, related to stage one of the refinancing plan, the loss was $7.9 million for the write-off of unamortized deferred financing fees associated with the previous credit facility. In the third quarter, related to stage two of the refinancing plan, the loss was $91.9 million, which was composed of $9.1 million for the write-off of the unamortized deferred financing fees, $27.7 million for the write-off of the unamortized discount, and $55.1 million for the premium paid in conjunction with the extinguishment of the 16% Notes.

In addition to financial transactions consummated under the refinancing plan discussed above, during the fourth quarter of 2005, the Company made a scheduled payment of $20 million to extinguish certain outstanding notes of Cincinnati Bell Telephone. On December 31, 2005, the Company paid the first of its $1 million quarterly amortization payments on its Tranche B Term Loan, as required under the terms of its credit facility.

As of December 31, 2005, the Company had no outstanding borrowings under its revolving credit facility, and had outstanding letters of credit totaling $6.4 million, leaving $243.6 million in additional borrowing availability under its revolving credit facility.

The Company’s credit facility financial covenants require that the Company maintain certain leverage ratios, interest coverage and fixed charge ratios. The facilities also contain certain covenants which, among other things, may restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company were in default under its credit facilities, no additional borrowings under the credit facilities would be available until the default was waived or cured. The Company’s ability to borrow was not compromised as there is no such default as of the date of this filing.

Voluntary prepayments of borrowings under the credit facilities and voluntary reductions of the unutilized parts of the credit facilities’ commitments are, subject to proper notice, permitted at any time. The Company expects to use cash flows generated by its operations and in excess of investing activities to reduce outstanding indebtedness.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2005:

(dollars in millions)	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$2,071.7	$6.4	$8.3	$8.0	$2,049.0
Capital leases	22.2	4.9	4.1	8.4	4.8
Interest payments on long-term debt and capital leases (2)	1,410.2	152.6	303.1	303.1	651.4
Purchase of minority interest from Cingular (3)	83.2	83.2	—	—	—
Noncancelable operating lease obligations	228.8	12.9	27.3	24.5	164.1
Purchase obligations (4)	161.8	40.2	64.9	56.7	—
Other long-term liabilities (5)	43.7	14.2	3.4	2.4	23.7

Total	$4,021.6	$314.4	$411.1	$403.1	$2,893.0

(1)	Long-term debt excludes net unamortized premiums and the fair value of the Company’s interest rate swaps.
(2)	Interest payments on long-term debt and capital leases include interest obligations on both fixed and variable rate debt, assuming no early payment of debt in future periods. The Company used the interest rate forward curve at December 31, 2005 to compute the amount of the contractual obligation for interest payments on variable rate debt and interest rate swaps.
(3)	The Company repurchased Cingular’s 19.9% interest in CBW for $83.2 million on February 14, 2006. Refer to Note 21 to the Consolidated Financial Statements.
(4)	Purchase obligations primarily consist of the Company’s service agreement with Convergys as discussed below in Commitments.
(5)	Amount includes $10.2 million of expected cash contributions in 2006 for postretirement benefits. Although the Company expects to continue operating the plans past 2006, its contractual obligation related to postretirement benefits only extends through the end of 2006. Amount includes $2.4 million of expected cash contributions in 2006 for pension benefits. The Company’s pension plan contributions are subject to ERISA regulations, plan investment performance, and other factors, and, as such, the Company is not able to estimate contributions after 2006. Amount also includes contractual obligation payments related to restructuring reserves and asset removal obligations.

The contractual obligations table is current as of December 31, 2005. The amount of these obligations can be expected to change materially over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

Current maturities of long-term debt of $11.3 million at December 31, 2005 consisted of $4.0 million of principal payments for the Tranche B Term Loan, $4.9 million related to the current portion of capital leases, and $2.4 million related to other current debt. The Company expects to have the ability to meet its current obligations through borrowings from its revolving credit facility and cash flows generated by its operations.

As of December 31, 2005, Cingular Wireless Corporation (“Cingular”), through its subsidiary AT&T PCS LLC (“AWE”), maintained a 19.9% ownership in the Company’s CBW subsidiary. In response to the acquisition (the “Merger”) of AWE by Cingular, announced on February 17, 2004, the Company entered into an agreement on August 4, 2004 with a subsidiary of Cingular whereby the parties restructured the CBW joint venture effective October 26, 2004, the date of consummation of the Merger (as subsequently amended, the “Agreement”). Specifically, under the Agreement, the Company could purchase AWE’s interest in CBW at a price of $85.0 million if purchased at any time prior to January 31, 2006, plus interest at an annual rate of 5%, compounded monthly, from the date of the Agreement. In addition, at any time beginning on January 31, 2006 (or earlier, if the member committee called for additional capital contributions which call has not been approved by AWE or Cingular), AWE or Cingular had a right to require the Company to purchase its interest in CBW at the purchase price of $83.0 million, plus interest at an annual rate of 5%, compounded monthly, from January 31, 2006 if the purchase had not closed prior to such date. On February 14, 2006, Cingular exercised its put option, and as a result, the Company purchased Cingular’s 19.9% interest in CBW for a purchase price of $83.2 million.

Other

Labor Contract Ratification

On June 10, 2005, employees represented by the Communications Workers of America (“CWA”) ratified a three-year labor agreement extending through May 10, 2008. The new contract affects approximately 1,500 members of the CWA Locals 4400 and 4401. Terms of the new labor contract include:

•	Base pay increases for union employees of 1.75% retroactive to May 8, 2005, 2.75% effective May 14, 2006, and 3.00% effective May 13, 2007. The previous contract provided 2.0% base pay increases every six months;

•	Establishment of health reimbursement accounts for future retirees with an annual account balance and a 3% inflation factor. To the extent the actual cost of health care premiums for a future retiree exceeds the value credited to their account, the retiree will be responsible for the difference;

•	Establishment of health care premium payments for active employees beginning in 2007; and

•	Contribution increases of 10% to the union employees’ pension plan.

The Company expects this contract will result in expense trends that are favorable to the previous labor contract.

Commitments and Contingencies

Commitments

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services, which remains in effect until June 30, 2008. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting and technical support services for the Company within CBT’s operating territory. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. During the second quarter of 2004, the Company and Convergys renegotiated the contract, the result of which extended the contract through December 31, 2010, reduced prices for certain provided services by Convergys, excluded certain third party costs and reduced the Company’s annual commitment in 2004 and 2005 to $35.0 million from $45.0 million. During 2005 and 2004, the Company paid a total of $36.1 million and $37.5 million, respectively, under the contract. Beginning in 2006, the minimum commitment will be reduced 5% annually.

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

Between November 18, 2002 and March 17, 2003, five putative class action lawsuits were filed against Broadwing Inc. and certain of its current and former officers and directors in the United States District Court for the Southern District of Ohio. Fidelity Management Investment Trust Company was also named as a defendant in these actions.

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

On October 6, 2004, the Judge issued a Scheduling Order in these matters. According to the Scheduling Order, discovery was permitted to commence immediately and was to have been completed by November 15, 2005. The trial was tentatively scheduled to take place in May 2006.

On February 22, 2006, the Company entered into a Stipulation and Agreement of Settlement of ERISA Actions (the “Agreement”) providing for the settlement of the consolidated case with no finding or admission of any wrongdoing by any of the defendants in the lawsuit. Under the Agreement, defendants are obligated to pay $11 million, which payment will be made on their behalf by their insurers, to a fund to settle the claims of, and obtain a release of all claims from, the class members. On March 13, 2006, the Court issued an order giving preliminary approval of the Agreement and scheduling a settlement fairness hearing on June 22, 2006. If the Agreement is given final approval by the Court after the fairness hearing, the Agreement will result in a dismissal of the case with prejudice and will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Cincinnati Bell Wireless Roaming Litigation

During 2004, a class action complaint against Cincinnati Bell Wireless Company and Cincinnati Bell Wireless, LLC was filed in Hamilton County, Ohio. The complaint alleges that the plaintiff and similarly-situated customers were wrongfully assessed roaming charges for wireless phone calls made or received within the Company’s Home Service Area and/or within major metropolitan areas on the AT&T Wireless Network. The complaint asserted several causes of action, including negligent and/or intentional misrepresentation, breach of contract, fraud, unjust enrichment, conversion and violation of the Ohio Consumer Sales Practices Act. The plaintiff sought economic and punitive damages on behalf of himself and all similarly-situated customers.

On January 31, 2005 and April 7, 2005, respectively, substantially similar class action complaints were filed in Kenton County, Kentucky and Montgomery County, Ohio.

During the second quarter of 2005, a tentative settlement agreement was reached in the above-referenced cases. On October 21, 2005, the settlement was approved by the court. Under the settlement, the Company was to establish a fund capped at $6 million from which customers who qualified and submitted a claim would receive a voucher of up to $50.00 toward certain Cincinnati Bell services. Customers who could demonstrate that they had applicable roaming charges in excess of $100.00 were eligible to be reimbursed for up to half of such charges in lieu of the $50.00 voucher. The period for submitting proofs of claim ended on October 28, 2005. One objector appealed the order approving the settlement, but the appeal was subsequently settled and dismissed. As a result, no roaming charge litigation remains pending. The number of claims received was substantially below the above-referenced cap and the settlement did not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Freedom Wireless vs. BCGI, et al.

On September 16, 2005, Freedom Wireless filed a patent infringement action against 24 wireless service providers, including Cincinnati Bell Wireless (“CBW”). The suit alleges that the defendant wireless service providers are in violation of a patent owned by Freedom Wireless. CBW obtained its rights to use the technology in question through Boston Communications Group Inc. (“BCGI”). BCGI has acknowledged its obligation to indemnify CBW in accordance with the terms of the license agreement. This lawsuit was preceded by a direct patent infringement suit against BCGI by Freedom Wireless, in which BCGI was found liable. BCGI is appealing that verdict. CBW is not certain that BCGI will prevail in its appeal or whether BCGI will have sufficient financial resources to honor all of its indemnification obligations. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

Off-Balance Sheet Arrangements

The Company is a party to off-balance sheet arrangements, consisting of certain indemnifications related to the sale of the broadband assets in 2003 and the Company’s future obligation to sell common shares through exercise of outstanding warrants. Information pertaining to these arrangements is presented below.

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sales and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, and (d) indemnities involving the representations and warranties in certain contracts. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make. Except for amounts recorded in relation to insured losses, the Company has not recorded a liability for these indemnities, commitments, and other guarantees in the Consolidated Balance Sheets, except as described below.

The following table summarizes the Company’s indemnification obligations as of December 31, 2005:

(dollars in millions)	Fair Value	Estimated Maximum Indemnities
Indemnities to the buyer of the broadband assets	$4.1	$151.5
Indemnities related to legal settlement agreements	0.3	1.0

Total Indemnities	$4.4	$152.5

The Company has indemnified the buyer of the broadband assets against certain potential claims, including environmental, tax, title and authorization. The title and authorization indemnification was capped at 100% of the purchase price of the broadband assets, subject to reductions under the terms of the purchase agreement. The environmental indemnities were capped at 50% of the purchase price of the broadband assets.

In order to determine the fair value of the indemnity obligations, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. For 2003, the analysis originally resulted in a $7.8 million estimated fair value of the indemnity obligations, which was included in other liabilities and has been reflected as a reduction of the gain on sale of broadband assets in the Consolidated Statement of Operations. In 2004, the Company decreased the liability related to the indemnity obligations to $4.1 million due to the expiration of the general representations and warranties and no broker warranties, and recorded $3.7 million as a gain on sale of broadband assets in the Consolidated Statement of Operations. In 2005, no additional representations or warranties expired. Based on the updated probability-weighted discounted analysis, the estimated fair value of the indemnity obligations remained unchanged at $4.1 million at December 31, 2005.

In order to determine the fair value of the indemnity obligations and warranties provided under the legal settlement agreements, the Company utilized a best estimates approach when possible and for certain transactions performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and certain scenarios within the range of possibilities. For the year ended December 31, 2003, the analysis originally resulted in a $3.2 million estimated fair value of the indemnity obligations, which was included in other liabilities and was reflected as other operating expense in the

Consolidated Statement of Operations. In 2005 and 2004, the Company paid approximately $0.2 million and $2.7 million, respectively, related to these indemnity obligations. At December 31, 2005 and 2004, $0.3 million and $0.5 million, respectively, remained in other liabilities related to the indemnity for certain representations and warranties provided under the terms of the legal settlement agreement.

Warrants

As part of the issuance of the 16% Notes in March 2003, the purchasers of the 16% Notes received 17.5 million common stock warrants to purchase one share of Cincinnati Bell common stock at $3.00 each, which expire in March 2013. Of the total gross proceeds received for the 16% Notes, $47.5 million was allocated to the fair value of the warrants using the Black-Scholes option-pricing model. This value less applicable issuance costs was recorded to “Additional paid-in capital” in the Consolidated Balance Sheet. Warrants for 50,000 shares were exercised in 2005, with no exercises in 2004 and 2003.

Cash Flow

2005 Compared to 2004

Cash provided by operating activities for 2005 totaled $322.3 million, an increase of $21.6 million compared to the $300.7 million provided by operating activities during 2004. This increase results primarily from an increase in cash earnings (net income less non-cash items) and favorable changes in working capital. Refer to Consolidated Statements of Cash Flows for further details.

The Company’s 2005 capital expenditures of $143.0 million were $9.1 million higher than 2004 capital expenditures of $133.9 million. The increase was primarily due to business transformation projects associated with the Company’s 2004 restructuring charge and mandated wireless investments, partially offset by decreased HMS expenditures due to high 2004 additions for data center facilities. In 2004, the Company received $3.3 million from the sale of certain assets of CBTS and Public, generally consisting of operating assets outside its current operating area.

During 2005, the Company received $352.1 million of cash proceeds from the issuance of the new 7% Notes and the 8 3/8% Notes and $400.0 million from the Tranche B Term Loan issued under the corporate credit facility in August 2005. The Company repaid $903.3 million of borrowings during 2005, most of which was the $438.8 million prepayment of borrowings under its previous credit facilities in February 2005 and the $440.1 million repurchase of the 16% Notes in August 2005. Debt issuance costs and consent fees totaled $21.9 million in 2005.

Preferred stock dividends of $10.4 million were paid during both 2005 and 2004.

As of December 31, 2005, the Company held $25.7 million in cash and cash equivalents. In 2006, the Company’s primary sources of cash will be cash generated by operations and borrowings from the revolving line of credit under the Corporate credit facility. The Company expects the primary uses of cash in 2006 will be: to purchase the 19.9% minority interest in CBW owned by Cingular (see Subsequent Event Note 21 to the Consolidated Financial Statements); funding the maintenance and strategic expansion of the local and wireless networks; interest and principal payments on the Company’s debt; dividends on the 6 3/4% Cumulative Convertible Preferred Stock; and working capital.

2004 Compared to 2003

In 2004, the Company generated cash from operating activities of $300.7 million, which was $9.9 million less than in the prior year. This decrease was primarily attributable to increased handset subsidies for new customer additions and the migration of existing TDMA customers to its new GSM network. The Company also experienced higher cash consumption with regard to working capital on behalf of its ongoing businesses and due to payments on accrued liabilities that remained from the sale of substantially all the broadband segment assets. Offsetting these declines, however, was an improvement resulting from the sale of the broadband business in June 2003, which was operating at a cash deficit prior to the sale of the Company’s broadband assets.

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

During 2004, the Company reduced borrowings under its credit facilities by $169.6 million primarily as a result of cash provided by operating activities. This is $870.1 million less than during 2003, when the Company reduced borrowings under its credit facility with the net proceeds of $350 million from the 16% Notes, $500 million from the 7 1/4% Notes due 2013, $540 million from the 8 3/8% Notes and approximately $50 million of the proceeds from the sale of the broadband business.

The Company incurred no debt issuance costs during 2004, in comparison to the $80.4 million incurred during 2003 as a result of the aforementioned capital structure transactions. The Company also paid approximately $10.4 million and $7.9 million in preferred stock dividends during years ended December 31, 2004 and 2003, respectively.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. Additionally, the Company’s senior management has discussed the critical accounting policies and estimates with the Audit and Finance Committee. The Company’s significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements.

The discussion below addresses major judgments used in:

•	revenue recognition;

•	accounting for allowances for uncollectible accounts receivable;

•	reviewing the carrying values of goodwill and indefinite-lived intangible assets;

•	reviewing the carrying values of property, plant, and equipment;

•	accounting for taxes; and

•	accounting for pension and postretirement expenses.

Revenue Recognition — The Company recognizes revenue as services are provided. Local and special access fees, which are billed monthly, and prepaid wireless receipts are collected in advance, but the revenue is not recognized until the service is provided. Postpaid wireless, long distance, switched access, data center management services, reciprocal compensation, and data and Internet product services are billed monthly in arrears. The Company bills service revenue in regular monthly cycles, which are dispersed throughout the days of the month. As the day of each billing cycle rarely coincides with the end of the Company’s reporting period for usage-based services such as postpaid wireless, long distance, and switched access, the Company must estimate service revenues earned but not yet billed. The Company bases its estimates upon historical usage and adjusts these estimates during the period in which the Company can determine actual usage, typically in the following reporting period.

CBT advanced billings for customer connections and activations are deferred and amortized into revenue on a straight-line basis over the average customer life. The associated connection and activation costs, to the extent of the upfront fees, are also deferred and amortized on a straight-line basis over the average customer life. Subsequent to July 1, 2003 and in accordance with the Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), CBW ceased deferral of revenue and cost related to customer connections and activations. As CBW’s activation costs exceed activation revenues, both the activation revenue and associated costs are recorded upon the sale of the wireless handset. This change did not have a material impact on the Company’s financial position, results of operations, or cash flows.

With respect to arrangements with multiple deliverables, the Company follows the guidance in EITF 00-21 to determine whether more than one unit of accounting exists in an arrangement. To the extent that the deliverables are separable into multiple units of accounting, total consideration is allocated to the individual units of accounting based on their relative fair value, determined by the price of each deliverable when it is regularly sold on a stand-alone basis. Revenue is recognized for each unit of accounting as delivered or as service is performed depending on the nature of the deliverable comprising the unit of accounting.

The Company recognizes equipment revenue generally upon the performance of contractual obligations, such as shipment, delivery, installation or customer acceptance. The Company is a reseller of IT and telephony equipment and considers the criteria of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” when recording revenue, such as title transfer, risk of product loss, and collection risk. Based on this guidance, these equipment revenues and associated costs have generally been recorded on a gross basis, rather than recording the revenues net of the associated costs.

Prior to the sale of the broadband assets in 2003, broadband transport services were billed monthly, in advance, while revenue was recognized as the services were provided. In addition, the Company had entered into indefeasible right-of-use (“IRU”) agreements, which represent the lease of network capacity or dark fiber, recording unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically paid cash or other consideration upon execution of the contract, and the associated IRU revenue was recognized over the life of the agreement as services were provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminated a contract prior to the contract expiration and released the Company from the obligation to provide future services, the remaining unamortized unearned revenue was recognized in the period in which the contract was terminated. The Company generated $59.4 million in non-cash IRU revenue in 2003. Concurrent with the broadband asset sale in 2003, substantially all of the remaining IRU obligations were assumed by the buyer of the broadband assets.

Pricing of local services is generally subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition and other public policy issues. Various regulatory rulings and interpretations could result in adjustments to revenue in future periods. The Company monitors these proceedings closely and adjusts revenue accordingly.

Accounting for Allowances for Uncollectible Accounts Receivable — The Company established the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. The Company believes its allowance for uncollectible accounts is adequate based on these methods. However, if one or more of the Company’s larger customers were to default on its accounts receivable obligations or if general economic conditions in the Company’s operating area deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established. Substantially all of the Company’s outstanding accounts receivable balances are with entities located within its geographic operating areas. Regional and national telecommunications companies account for the remainder of the Company’s accounts receivable balances. No one entity or collection of legally affiliated entities represents 10% or more of the outstanding accounts receivable balances.

Reviewing the Carrying Values of Goodwill and Indefinite-Lived Intangible Assets — Pursuant to Statement of Financial Account Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired.

Substantially all of the Company’s goodwill relates to its Wireless segment. The Company estimated the fair value of CBW based on expected future cash flows generated by CBW discounted at 10%. The estimated fair value of CBW was higher than its carrying value, and, as such, there was no indication of impairment at December 31, 2005.

Indefinite-lived intangible assets consist primarily of Federal Communications Commission (“FCC”) licenses for spectrum of the Wireless segment. The Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC. The fair value of the licenses was appraised by an outside party using the “Greenfield” method. The appraised value of the licenses was higher than its carrying value, and, as such, there was no indication of impairment at December 31, 2005.

Reviewing the Carrying Values of Property, Plant, and Equipment — The Company’s provision for depreciation of its telephone plant is determined on a straight-line basis using the group depreciation method. Provision for depreciation of other property, other than leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life or term of the lease, including option renewal periods if renewal of the lease is probable or reasonably assured. Repairs and maintenance expense items are charged to expense as incurred.

The Company estimates the useful lives of plant and equipment in order to determine the amount of depreciation expense to be recorded during any reporting period. The majority of the Local segment plant and equipment is depreciated using the group method, which develops a depreciation rate (annually) based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. The estimated life of the group changes as the composition of the group of assets and their related lives change. Such estimated life of the group is based on historical experience with similar assets, as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated, or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than expected, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation expense in future periods. A one-year decrease or increase in the useful life of these assets would increase or decrease annual depreciation expense by approximately $10 million.

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

During the fourth quarter of 2003, the Company shortened the estimated remaining economic useful life of its legacy TDMA wireless network to December 31, 2006 due to the expected migration of its TDMA customer base to its GSM network. In 2003, the change in estimate reduced operating income and net income by $5.2 million and $3.4 million, respectively; basic and diluted earnings per share were decreased by $0.02 and $0.01, respectively, as a result of this change in estimate.

As part of the process of redeploying spectrum from the Company’s legacy TDMA wireless network to its GSM network to meet unexpected increasing demand for its GSM services, the Company made the decision in the first quarter of 2005 to retire certain TDMA assets in order to optimize its TDMA network performance. As a result of this early retirement of assets, in the first quarter of 2005 the Company recorded a charge of $23.7 million under the caption “Asset impairments and other charges.” In the second quarter of 2005, the useful life of certain of the remaining TDMA assets was shortened from the December 31, 2006 date being used, and depreciation was accelerated. The change in depreciation expense due to the change in estimate in the second quarter decreased 2005 operating income and net income by $7.7 million and $4.6 million, respectively; basic and diluted earnings per share were decreased by $0.02 per share as a result of this change in estimate.

In the fourth quarter of 2005, due to the rapid migration of TDMA customers to the Company’s GSM network and decreased revenue per remaining TDMA subscriber, the Company determined that the carrying value of the TDMA assets was not recoverable from the estimated future undiscounted cash flows resulting from the use of the assets. Therefore, an impairment charge of $18.6 million was recorded in the fourth quarter of 2005 to record the TDMA assets at fair value. The Company calculated the fair value of the assets based on the appraised amount at which the assets could be sold in a current transaction between willing parties. The impairment charge is recorded in the Consolidated Statements of Operations under the caption “Asset impairments and other charges.” After the impairment charges, the carrying value of the TDMA assets was less than $1 million at December 31, 2005.

If technological change were to occur more rapidly than expected, it may have the effect of shortening the estimated depreciable life of other network and operating assets that the Company employs. This could have a substantial impact on the consolidated depreciation expense and net income of the Company. Competition from new or more cost effective technologies could affect the Company’s ability to generate cash flow from its network-based services. This competition could ultimately result in an impairment of certain of the Company’s tangible or intangible assets. This could have a substantial impact on the operating results of the consolidated Company.

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

In connection with the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), effective January 1, 2003, the Company removed the then existing accrued costs for the removal of outside telephone plant from the accumulated depreciation accounts. These accrued costs totaled $85.9 million, net of taxes, which the Company recognized as income. Refer to Note 1 to the Consolidated Financial Statements.

Since the Company had previously accrued for net removal costs in excess of salvage value in depreciation expense, depreciation expense for CBT was $6.7 million lower in 2003 than it would have otherwise been absent this accounting change. CBT expensed $2.2 million of cost of products and services in 2003 related to net removal costs in excess of salvage value.

Accounting for Taxes

Income Taxes

The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. The Company’s federal income tax audit periods through 2001 have been closed. The Company establishes liabilities for tax exposures it believes are probable of payment and believes adequate provision has been made for all open tax years. However, the ultimate resolution of these issues may differ from the amounts currently estimated, in which case an adjustment would be made to the tax provisions in that period.

On June 30, 2005, legislation was passed in the state of Ohio instituting a gross receipts tax and phasing out Ohio’s corporate franchise and income tax over a five year period. As a result of this legislation, the Company does not expect it will be able to realize income tax benefits associated with $47.5 million of deferred tax assets previously recorded, of which approximately $36.5 million relates to Ohio net operating losses. The remaining amount of approximately $11 million relates to the revaluation of other Ohio deferred tax assets to estimates of future realizable value. Therefore, the Company recognized additional income tax expense of approximately $47.5 million in 2005. This additional income tax expense is based upon projections of taxable income, timing of reversing temporary differences, and the Company’s current business structure.

As of December 31, 2005, the Company had $680.6 million in net deferred tax assets, which includes $1.7 billion in federal tax net operating loss carryforwards, with a deferred tax asset value of $611.7 million. The tax loss carryforwards are available to the Company to offset taxable income in current and future periods. The Company utilized approximately $80 million of gross federal tax net operating loss carryforwards during 2005. The remaining tax loss carryforwards will generally expire between 2017 and 2023 and are not currently limited under U.S. tax laws. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Based on current income levels and anticipated future reversal of existing temporary differences, the Company expects to utilize its federal net operating loss carryforwards within their expiration periods.

In addition to the federal tax net operating loss carryforwards, the Company has state and local net operating loss carryforwards with a deferred tax asset value of $205.6 million and deferred tax temporary differences and other tax attributes of $47.2 million. A valuation allowance of $183.9 million is provided at December 31, 2005 against certain state and local net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period.

The Company determines its effective tax rate by dividing its income tax expense by its income before taxes as reported in its Consolidated Statement of Operations. For reporting periods prior to the end of the Company’s fiscal year, the Company records income tax expense based upon an estimated annual effective tax rate. This rate is computed using the statutory tax rate and an estimate of annual net income adjusted for an estimate of non-deductible expenses.

The Company’s effective tax rate in 2005 was adversely affected by the $47.5 million income tax expense associated with the change in Ohio tax law noted above, as well as by the non-deductible interest expense related to securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities which the Company has subsequently issued to refinance the Broadband Securities. As a result of these items, the Company recorded income tax expense of $54.3 million even though it had a loss before income taxes of $10.2 million.

Refer to Note 12 to the Consolidated Financial Statements for further information regarding the Company’s income taxes.

Operating taxes

The Company incurs certain operating taxes that are reported as expenses in operating income, such as property, sales, use, and gross receipts taxes. These taxes are not included in income tax expense because the amounts to be paid are not dependent on the level of income generated by the Company. The Company also records expense against operating income for the establishment of liabilities related to certain operating tax audit exposures. These liabilities are established based on the Company’s assessment of the probability of payment. Upon resolution of audit, any remaining liability not paid is released and increases operating income. The Company recognized $14.4 million of income in 2005 upon resolution of certain operating tax audits, net of new liabilities established, of which $11.2 million was associated with the Broadband segment. Refer to Note 14 to the Consolidated Financial Statements. Additionally, the Company recognized $4.4 million and $0.2 million of income in 2004 and 2003, respectively, upon resolution of operating tax audits, net of new liabilities established.

Accounting for Pension and Postretirement Expenses — The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees and one supplemental, nonqualified, unfunded plan for certain senior executives. The Company also provides health care and group life insurance benefits for eligible retirees. The key assumptions used to account for the plans are disclosed in Note 8 to the Consolidated Financial Statements. The actuarial assumptions attempt to anticipate future events and are used in calculating the expenses and liabilities related to these plans. The most significant of these numerous assumptions, which are reviewed annually, include the discount rate, expected long-term rate of return on plan assets and health care cost trend rates.

Discount rate

A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, the Company estimates the timing and amounts of expected future benefit payments and applies a yield curve developed to reflect yields available on high-quality bonds. Based on the analysis, the discount rate was set at 5.50% for all of the plans as of December 31, 2005. At December 31, 2004, the discount rates were set at 5.50% and 5.75% for the pension plans and postretirement plans, respectively.

Expected rate of return

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the following: the participant’s benefit horizons; the mix of investments held directly by the plans, which is generally 60% equities and 40% bonds; and, the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. To the extent the Company changed its estimate of the expected long-term rate of return on plan assets, there would be an impact on pension expense or income and the associated net liability or asset. The Company uses an assumed long-term rate of return of 8.25% for the Company’s pension and postretirement trusts. Actual asset returns for the pension trusts, which represent nearly 90% of invested assets, were approximately 7% in 2005 and 11% in 2004.

In its pension calculations, the Company utilizes the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and rational manner. Differences between actual and expected returns are recognized in the market related value of plan assets over five years.

Health care cost trend

The Company’s health care cost trend rate is developed on historical cost data, the near-term outlook and an assessment of likely long-term trends. The health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2005, was 7.62% and is assumed to decrease gradually to 4.42% by the year 2011.

The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact assets, liabilities, costs of services and products and selling, general and administrative expenses.

The following table represents the sensitivity of changes in certain assumptions related to the Company’s pension and postretirement plans:

	% Point Change	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)		Increase/ (Decrease) in Obligation	Increase/ (Decrease) in 2006 Expense	Increase/ (Decrease) in Obligation	Increase/ (Decrease) in 2006 Expense
Discount rate	+/- 0.5%	$26.4 / (25.1)	$0.3 / (0.4)	$20.4 / (19.3)	$0.8 / (0.9)
Expected return on assets	+/- 0.5%	—	$2.1 / (2.1)	—	$0.3 / (0.3)
Health care cost trend rate	+/- 1%	n/a	n/a	$22.1 /(17.6)	$1.7 / (1.3)

The assumption for cost sharing with retirees is also important to determining the postretirement and other benefits expense. The Company’s collectively bargained-for labor contracts have historically had limits on the Company-funded portion of retiree medical costs (referred to as “caps”). However, the Company had waived the premiums in excess of the caps for bargained-for retirees who retired during the contract period. Similar benefits have been provided to non-bargained retirees. Prior to December 31, 2004, the Company’s actuarial calculation of retiree medical costs included the assumption that the caps were in place in accordance with the terms of the collectively bargained-for agreement.

Effective December 31, 2004, based on its past practice of waiving the retiree medical cost caps, the Company began accounting for its retiree medical benefit obligation as if there were no caps. The accounting using this assumption remained in effect through May 2005.

In May 2005, the Company reached an agreement with the union for bargained-for employees as to the terms of a new labor contract. Employees retiring under the new agreement are provided Company-sponsored healthcare through the use of individual Health Reimbursement Accounts (“HRAs”), which provides for Company contributions of a fixed amount per retiree that the retiree can use to purchase their healthcare from among the various plans offered. The Company agreed to increase the HRA amount annually over the life of the labor agreement. The retiree pays for healthcare premiums and other costs in excess of the HRA amount. Contrary to past practice, no agreement was made to waive the implementation of this cost-sharing feature. Based on this new agreement, effective June 1, 2005, the Company modified its assumptions for the actuarial calculation of retiree medical costs, including assumptions regarding cost sharing by retirees. Postretirement medical and other expense was $18.3 million for the five month period from January to May 2005 and including the effect of these assumption changes, $17.6 million for the seven month period from June to December 2005. The assumption change for cost sharing with retirees is the primary cause for the $14.4 million increase in postretirement and other benefits expense in 2005 compared to 2004.

The unrecognized prior service cost for the postretirement and other benefit plans of $80.8 million is primarily due to changes in the Company’s substantive commitments with respect to retiree cost-sharing for the Company’s medical plans.

At December 31, 2005, the Company had unrecognized net losses of $79.3 million for the pension plans and $79.7 million for the postretirement and other benefits plan. The unrecognized net losses have been primarily generated by changes in previous years related to discount rates, asset return differences and actual health care costs. Because gains and losses reflect refinements in estimates as well as real changes in economic values and because some gains in one period may be offset by losses in another or vice versa, the Company is not required to recognize these gains and losses in the period that they occur. Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, the Company amortizes the excess over the average remaining service period of active employees expected to receive benefits under the plan.

Changes in actual asset returns experience and discount rate assumptions can impact the Company’s operating results, financial position and cash flows. Actual asset returns experience results in an increase or decrease in the asset base and this effect, in conjunction with a decrease in the pension discount rate, may result in a plan’s assets being less than a plan’s accumulated benefit obligation (“ABO”). The ABO is the present value of benefits earned to date and is based on past compensation levels. The Company is required to show in its consolidated balance sheet a net liability that is at least equal to the ABO less the market value of plan assets. This liability is referred to as an additional minimum pension liability (“AML”). An AML, which is recorded and updated on December 31 each year, is reflected as a long-term pension liability with the offset recorded as an intangible asset, to the extent the Company has unrecognized prior service costs, with the remainder recorded in accumulated other comprehensive income (loss) in the equity section of the Consolidated Balance Sheet, net of tax. An additional minimum pension liability adjustment was required in 2005 for the three pension plans as the accumulated benefit obligation exceeded the fair value of pension plan assets for each of those plans as of the measurement date. The Company’s AML (before the effect of income taxes) was $103.8 million and $24.2 million at December 31, 2005 and 2004, respectively.

Regulatory Matters and Competitive Trends

Federal — The Telecommunications Act of 1996 was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. Since 1996, federal regulators have considered a multitude of proceedings ostensibly aimed at fulfilling the goals of the Act and this process is continuing through numerous proceedings currently before the Federal Communications Commission (“FCC”) and the federal courts. Although the Act called for a deregulatory framework, the FCC’s approach has been to maintain significant regulatory restraints on the traditional incumbent local exchange carriers while opening up opportunities for new competitive entrants and services with minimal regulation such as cable modem broadband providers and Voice over Internet Protocol (“VoIP”) providers. While Cincinnati Bell has expanded beyond its incumbent local exchange operations by offering wireless, long distance, broadband service, Internet access and out-of-territory competitive local exchange services, the majority of its revenue is still derived from its traditional local exchange services. The financial impact of the various federal proceedings will depend on many factors including the extent of competition in our market and the timing and outcome of the FCC’s decisions and any appeals from those decisions.

Intercarrier Compensation

Current rules specify different means of compensating carriers for the use of their networks depending on the type of traffic and technology used by the carriers. The FCC has opened a proceeding to consider various plans that have been proposed for revising the disparate intercarrier compensation system into a unified regime that treats all traffic in a uniform manner. The outcome of this proceeding could have significant impacts on all carriers and will probably be phased-in over a five to ten year period. This proceeding impacts the switched access and end-user components of CBT’s revenue.

Reciprocal Compensation

Although the topic of reciprocal compensation will ultimately be addressed within the broader intercarrier compensation proceeding mentioned above, the FCC adopted an order which in the short-term directly impacted the rules for the termination of ISP-bound dial-up traffic. The previous rules capped the total number of minutes that could be compensated (“growth cap”) and limited compensation to markets in which the carriers previously exchanged traffic (“new markets rule”). The FCC’s new order eliminated the growth cap and the new markets rule. This decision could increase the amount that CBT must pay to CLECs with which it exchanges such traffic. However, several carriers have sought reconsideration of the decision by the FCC and other carriers have filed appeals with the federal court.

VoIP

During 2004 the FCC declared that VoIP services are interstate services and purported to preempt state regulation. In addition, the FCC has considered several petitions asking it to rule on whether and under what circumstances voice services utilizing Internet Protocol (IP) are subject to access charges. It has ruled that peer-to-peer Internet voice services that do not use the public switched telephone network (“PSTN”) are not subject to access charges. Separately, it has ruled that services that originate and terminate on the PSTN but employ IP in the middle are subject to access charges. The FCC is still considering other VoIP petitions, including one that seeks to exempt from access charges calls that originate using VoIP, but terminate on the PSTN. In addition, the FCC is considering a broader rulemaking proceeding to determine the regulatory status of IP-enabled services generally.

Special Access

In early 2005 the FCC opened a proceeding to review the current special access pricing rules. Under the existing rules, CBT’s special access services are subject to price cap regulation with no earnings cap. The new proceeding is examining the entire special access pricing structure, including whether or not to reinstate an earnings cap.

Universal Service

The federal Universal Service Fund is currently funded via an assessment on all telecommunications carriers’ interstate end-user revenue. The FCC is currently considering alternatives to this method of funding. Some of the alternatives being considered include expanding the base to include intrastate revenue or switching to an assessment based on connections and telephone numbers. Any such alteration could result in a change in the manner in which carriers recover their contributions from end users.

Unbundled Network Elements

In early 2005, the FCC rewrote its unbundled network element rules in response to the federal court’s remand of the previous rules. The latest rules have no significant impact on CBT. However, the elimination of unbundled circuit switching, and thus the UNE platform (“UNE-P”), required CBET to migrate its UNE-P lines to alternative arrangements by March 11, 2006 and/or to negotiate with the underlying ILEC for continued provision of UNE-P, which CBET did pursuant to a commercial agreement. This is not expected to have a significant adverse impact on CBET since CBET had already planned to migrate the majority of its customers to its own switching facilities.

Broadband Internet Access

In an order adopted in the third quarter of 2005, the FCC provided wireline carriers the option of offering broadband Internet access as a non-regulated information service (comparable treatment to cable modem Internet access) or as a regulated telecommunications service. Each option has associated costs and benefits that must be weighed in light of a carrier’s current mix of existing services and new services the carrier may be contemplating offering in the future.

FCC Inquiry Regarding Safeguards to Protect Customer Proprietary Network Information (“CPNI”)

By letter dated March 10, 2006, the Enforcement Bureau of the FCC directed the Company to provide information and documents necessary for the Bureau to determine whether the Company has implemented adequate safeguards and/or taken appropriate security measures pursuant to section 222 of the Communications Act of 1934, as amended, to protect CPNI. The Company is cooperating with the inquiry and plans to submit its response within the time period specified in the letter. The Company believes that the FCC has requested similar information from other telecommunications providers.

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

In June 2004, CBT adopted a new alternative regulation plan in Ohio, which although similar to its previous plan, gives CBT the option to remain in the alternative regulation plan indefinitely. Also, CBT’s new plan requires the Local segment to operate as a CLEC in service areas outside of CBT’s traditional ILEC franchise area. For approximately the past six years, CBT has offered local services, primarily on its own facilities-based network, to Ohio communities contiguous to its ILEC territory. In Dayton, the Local segment has provided its voice services offering using the port-loop-transport combination (UNE-P) as well as the UNE-L regulatory format. On February 4, 2005, the FCC released its unbundled network elements order on remand which will effectively abolish UNE-P as a regulated service and has left each carrier to negotiate new pricing arrangements under commercial agreements. The Local segment has entered into such an agreement; however, it does not expect the profitability of its Dayton local operations to change substantially because the segment had planned to migrate the provisioning of service to UNE-L, which is a more economic service delivery model as the segment has gained customers.

Statutory changes enacted by the Ohio General Assembly in August 2005 give the Public Utilities Commission of Ohio (the “PUCO”) the authority to provide ILECs with pricing flexibility for basic local rates upon a showing that consumers have sufficient competitive alternatives (House Bill 218). During 2006, the PUCO will adopt rules in accordance with the new law to establish more detailed requirements for Ohio ILECs to apply for this additional pricing flexibility.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) which is a revision of SFAS 123 and supersedes APB 25. This statement eliminates the intrinsic value method as an allowed method for valuing stock options granted to employees. Under the intrinsic value method, compensation expense was generally not recognized for the issuance of stock options. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Commencing January 2006, the Company will recognize compensation expense for new options granted based on their fair value, and compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS 123. The Company does not expect the adoption of this standard to be material in 2006 as all of the previously issued stock options are fully vested as of December 30, 2005, and the Company does not expect to grant a material amount of stock option awards during 2006.

In April 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This interpretation of FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 did not have a material impact on the Company’s results of operations.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140.” The objective of the Statement is to simplify accounting for certain hybrid financial instruments, eliminate interim guidance in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. This Statement is effective for all financial instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. The Company has not yet assessed the effect of this Statement on the Company’s financial statements.

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

Actual results may differ materially from those expressed or implied in forward-looking statements. The following important factors could cause or contribute to actual results being materially different from those described or implied by such forward-looking statements include, but are not limited to:

•	changing market conditions and growth rates within the telecommunications industry or generally within the overall economy;

•	world and national events that may affect the Company’s ability to provide services or the market for telecommunication services;

•	changes in competition in markets in which the Company operates;

•	pressures on the pricing of the Company’s products and services;

•	advances in telecommunications technology;

•	the ability to generate sufficient cash flow to fund the Company’s business plan and maintain its networks;

•	the ability to refinance the Company’s indebtedness when required on commercially reasonable terms;

•	changes in the telecommunications regulatory environment;

•	changes in the demand for the services and products of the Company;

•	the demand for particular products and services within the overall mix of products sold, as the Company’s products and services have varying profit margins;

•	the Company’s ability to introduce new service and product offerings in a timely and cost effective basis;

•	the Company’s ability to attract and retain highly qualified employees;

•	the Company’s ability to access capital markets and the successful execution of restructuring initiatives; and

•	the outcome of any of the pending class and derivative shareholder lawsuits.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Interest rate swap agreements, a particular type of derivative financial instrument, involve the exchange of fixed and variable rate interest payments between the Company and its counterparties in the transactions and do not represent an actual exchange of the notional amounts between the parties. Because the notional amounts are not exchanged, the notional amounts of these agreements are not indicative of the Company’s exposure resulting from these derivatives. The amounts to be exchanged between the parties are primarily the net result of the fixed and variable rate percentages to be charged on the swap’s notional amount.

In June 2004, the Company entered into a series of fixed-to-variable interest rate swaps with total notional amounts of $100 million that qualify for fair value hedge accounting. In February and March 2005, in conjunction with the Company’s 2005 refinancing plan, an additional $350 million in fixed-to-variable interest rate swaps were executed which were also designated as fair value hedges. Fair value hedges offset changes in the fair value of underlying assets and liabilities. The Company’s interest rate swaps at December 31, 2005 and 2004 are recorded at their fair value, and the carrying values of the underlying liabilities hedged (the 7% Notes and 8 3/8% Notes) are adjusted by the same corresponding value in accordance with the shortcut method of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The fair value of the interest rate swap contracts was a liability of $10.2 million at December 31, 2005. A hypothetical 10% change in market interest rates at December 31, 2005 would change the fair value of the interest rate swap contracts by approximately $12 million.

The following table sets forth the face amounts, maturity dates and average interest rates for the fixed- and variable-rate debt held by the Company at December 31, 2005 (excluding capital leases and net unamortized premiums); the debt amounts are not effected for the hedging impact of the interest rate swaps:

(dollars in millions)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed-rate debt:	$0.3	$0.3	—	—	—	$1,670.0	$1,670.6	$1,655.1
Average interest rate on fixed-rate debt	4.30%	4.30%	—	—	—	7.60%	7.60%	—
Variable-rate debt:	$6.1	$4.0	$4.0	$4.0	$4.0	$379.0	$401.1	$404.1
Average interest rate on variable-rate debt	7.90%	5.60%	5.60%	5.60%	5.60%	5.60%	5.60%	—

At December 31, 2004, the carrying value and fair value of fixed-rate debt was $1,720.7 million and $1,799.8 million, respectively, and the carrying value and fair value of variable-rate debt was $438.8 million and $441.9 million, respectively. Including the impact of the interest rate swap agreements, approximately 60% and 75% of the Company’s indebtedness was based on fixed interest rates at December 31, 2005 and 2004, respectively.

Item 8. Financial Statements and Supplementary Schedules

Financial statement schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Cincinnati Bell Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report is included on page 55.

March 14, 2006

/s/ John F. Cassidy

John F. Cassidy

President and Chief Executive Officer

/s/ Brian A. Ross

Brian A. Ross

Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Cincinnati Bell Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2004, and the related statements of operations, shareowners’ equity (deficit) and comprehensive income (loss) and cash flows for the years ended December 31, 2004 and 2003, present fairly, in all material respects, the financial position of Cincinnati Bell Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index at Item 15 presents fairly, in all material respects, the information set forth therein as of and for the years ended December 31, 2004 and 2003. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2003, the Company changed its method of accounting for asset retirement obligations in connection with the adoption of Statement of Financial Accounting Standards No. 143.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 14, 2005, except for Note 19, which is as of July 5, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell Inc.

We have audited the accompanying consolidated balance sheet of Cincinnati Bell Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, shareowners’ equity (deficit) and comprehensive income (loss), and cash flows for the year ended December 31, 2005. Our audit also included the financial statement schedule (Schedule II) as of and for the year ended December 31, 2005 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cincinnati Bell Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 14, 2006

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Millions of Dollars, Except Per Share Amounts)

	Year Ended December 31,
	2005	2004	2003
Revenue
Services	$1,076.9	$1,108.4	$1,450.0
Products	132.7	98.7	107.8

Total revenue	1,209.6	1,207.1	1,557.8

Costs and expenses
Cost of services, excluding depreciation	363.5	361.5	567.5
Cost of products sold, excluding depreciation	148.8	119.9	114.0
Selling, general and administrative	221.0	227.6	353.1
Depreciation	174.7	178.6	169.1
Amortization	—	9.1	0.6
Restructuring charges (credits)	1.1	11.6	(2.6)
Asset impairments and other charges	41.7	3.2	8.8
Gain on sale of broadband assets	—	(3.7)	(336.7)

Total operating costs and expenses	950.8	907.8	873.8

Operating income	258.8	299.3	684.0
Minority interest expense (income)	(11.0)	(0.5)	42.2
Interest expense	184.4	203.3	217.8
Loss on extinguishment of debt, net	99.8	—	17.6
Other income, net	(4.2)	(3.8)	(10.8)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(10.2)	100.3	417.2
Income tax expense (benefit)	54.3	36.1	(828.8)

Income (loss) before cumulative effect of change in accounting principle	(64.5)	64.2	1,246.0
Cumulative effect of change in accounting principle, net of taxes of $47.5	—	—	85.9

Net income (loss)	(64.5)	64.2	1,331.9
Preferred stock dividends	10.4	10.4	10.4

Net income (loss) applicable to common shareowners	$(74.9)	$53.8	$1,321.5

Basic earnings (loss) per common share
Income (loss) before cumulative effect of change in accounting principle	$(0.30)	$0.22	$5.44
Cumulative effect of change in accounting principle, net of taxes	—	—	0.38

Net income (loss) per common share	$(0.30)	$0.22	$5.82

Diluted earnings (loss) per common share
Income (loss) before cumulative effect of change in accounting principle	$(0.30)	$0.21	$5.02
Cumulative effect of change in accounting principle, net of taxes	—	—	0.34

Net income (loss) per common share	$(0.30)	$0.21	$5.36

Weighted average common shares outstanding (millions)
Basic	245.9	245.1	226.9
Diluted	245.9	250.5	253.3

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.

CONSOLIDATED BALANCE SHEETS

(Millions of Dollars, Except Share Amounts)

	As of December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$25.7	$24.9
Receivables, less allowances of $14.3 and $14.5	160.9	139.0
Materials and supplies	19.8	22.7
Deferred income tax benefits, net	71.0	51.1
Prepaid expenses and other current assets	16.1	15.5

Total current assets	293.5	253.2
Property, plant and equipment, net	800.4	857.7
Goodwill	40.9	40.9
Intangible assets—licenses, net	35.8	35.8
Deferred income tax benefits, net	609.6	656.7
Other noncurrent assets	83.1	114.4

Total assets	$1,863.3	$1,958.7

Liabilities and Shareowners' Deficit
Current liabilities
Current portion of long-term debt	$11.3	$30.1
Accounts payable	69.8	58.9
Current portion of unearned revenue and customer deposits	39.7	42.5
Accrued taxes	30.2	45.4
Accrued interest	50.8	43.2
Accrued payroll and benefits	33.6	33.2
Other current liabilities	42.1	44.1

Total current liabilities	277.5	297.4

Long-term debt, less current portion	2,073.4	2,111.1
Unearned revenue, less current portion	8.3	8.9
Accrued pension and postretirement benefits	160.3	87.5
Other noncurrent liabilities	53.3	39.1

Total liabilities	2,572.8	2,544.0

Minority interest	28.2	39.2

Commitments and contingencies

Shareowners' deficit
6 3/4% Cumulative Convertible Preferred Stock, 2,357,299 shares authorized; 155,250 (3,105,000 depositary shares) issued and outstanding at December 31, 2005 and 2004; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 255,049,733 and 253,270,244 shares issued; 247,163,452 and 245,401,480 outstanding at December 31, 2005 and 2004	2.6	2.5
Additional paid-in capital	2,929.9	2,934.5
Accumulated deficit	(3,604.5)	(3,540.0)
Accumulated other comprehensive loss	(49.6)	(5.5)
Common shares in treasury, at cost:
7,886,281 and 7,868,764 shares at December 31, 2005 and 2004	(145.5)	(145.4)

Total shareowners' deficit	(737.7)	(624.5)

Total liabilities and shareowners' deficit	$1,863.3	$1,958.7

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$(64.5)	$64.2	$1,331.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Cumulative effect of change in accounting principle, net of tax	—	—	(85.9)
Gain on sale of broadband assets	—	(3.7)	(336.7)
Depreciation	174.7	178.6	169.1
Amortization	—	9.1	0.6
Asset impairments and other charges	41.7	3.2	8.8
Loss on extinguishment of debt, net	99.8	—	17.6
Provision for loss on receivables	14.3	16.0	25.0
Noncash interest expense	22.4	35.2	72.3
Minority interest expense (income)	(11.0)	(0.5)	42.2
Increase (decrease) in tax valuation allowance	39.7	(27.8)	(946.9)
Deferred income tax expense (benefit)	12.8	60.6	117.7
Tax benefits from employee stock option plans	0.1	1.3	0.6
Other, net	(0.2)	(1.1)	(9.3)
Changes in operating assets and liabilities
(Increase) decrease in receivables	(33.5)	(20.7)	1.0
(Increase) decrease in prepaid expenses and other current assets	(2.1)	3.9	3.4
Increase (decrease) in accounts payable	10.9	(0.8)	(28.2)
Decrease in accrued and other current liabilities	(10.6)	(12.8)	(18.8)
Decrease in unearned revenue	(3.4)	(1.2)	(49.9)
Increase in accrued pension and postretirement benefits	32.3	12.4	10.2
Increase in other assets and liabilities, net	(1.1)	(15.2)	(14.1)

Net cash provided by operating activities	322.3	300.7	310.6

Cash flows from investing activities
Capital expenditures	(143.0)	(133.9)	(126.4)
Proceeds from sale of investments	—	—	3.8
Proceeds from sale of out-of-territory operating assets	—	3.3	—
Proceeds from sale of broadband assets	—	—	82.7
Other, net	0.3	6.3	(2.9)

Net cash used in investing activities	(142.7)	(124.3)	(42.8)

Cash flows from financing activities
Issuance of long-term debt	752.1	—	1,390.0
Repayment of debt	(903.3)	(171.8)	(1,590.6)
Debt issuance costs and consent fees	(21.9)	—	(80.4)
Issuance of common shares—exercise of stock options	2.5	2.4	2.2
Preferred stock dividends	(10.4)	(10.4)	(7.9)
Other	2.2	2.3	—

Net cash used in financing activities	(178.8)	(177.5)	(286.7)

Net increase (decrease) in cash and cash equivalents	0.8	(1.1)	(18.9)
Cash and cash equivalents at beginning of year	24.9	26.0	44.9

Cash and cash equivalents at end of year	$25.7	$24.9	$26.0

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(All Amounts in Millions)

	6 3/4% Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Shares
	Shares	Amount	Shares	Amount				Shares	Amount	Total

Balance at December 31, 2002	3.1	$129.4	226.4	$2.3	$2,365.1	$(4,936.1)	$(13.8)	(7.9)	$(145.7)	$(2,598.8)

Net income	—	—	—	—	—	1,331.9	—	—	—	1,331.9
Losses reclassified from OCI to net income, net of taxes of $2.5	—	—	—	—	—	—	4.5	—	—	4.5
Additional minimum pension liability adjustment, net of taxes of $3.2	—	—	—	—	—	—	7.0	—	—	7.0

Comprehensive income										1,343.4
Shares issued under employee plans	—	—	0.7	—	7.9	—	—	—	0.2	8.1
Common stock warrants issued	—	—	—	—	45.1	—	—	—	—	45.1
Shares issued in the 12 1/2% preferred shares and 9% notes exchanges	—	—	25.2	0.2	532.7	—	—	—	—	532.9
Restricted stock amortization	—	—	—	—	0.3	—	—	—	—	0.3
Dividends on 6 3/4% preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2003	3.1	129.4	252.3	2.5	2,940.7	(3,604.2)	(2.3)	(7.9)	(145.5)	(679.4)

Net income	—	—	—	—	—	64.2	—	—	—	64.2
Additional minimum pension liability adjustment, net of taxes of $2.2	—	—	—	—	—	—	(3.2)	—	—	(3.2)

Comprehensive income										61.0
Shares issued under employee plans	—	—	0.9	—	3.6	—	—	—	0.1	3.7
Restricted stock grant and amortization	—	—	0.1	—	0.6	—	—	—	—	0.6
Dividends on 6 3/4% preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2004	3.1	129.4	253.3	2.5	2,934.5	(3,540.0)	(5.5)	(7.9)	(145.4)	(624.5)

Net loss	—	—	—	—	—	(64.5)	—	—	—	(64.5)
Additional minimum pension liability adjustment, net of taxes of $24.6	—	—	—	—	—	—	(44.1)	—	—	(44.1)

Comprehensive loss										(108.6)
Shares issued under employee plans and other	—	—	0.9	0.1	4.0	—	—	—	(0.1)	4.0
Restricted stock grant and amortization	—	—	0.8	—	1.8	—	—	—	—	1.8
Dividends on 6 3/4% preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2005	3.1	$129.4	255.0	$2.6	$2,929.9	$(3,604.5)	$(49.6)	(7.9)	$(145.5)	$(737.7)

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies

Description of Business — Cincinnati Bell Inc. (the “Company”) provides diversified telecommunications services through businesses in five segments: Local, Wireless, Hardware and Managed Services, Other and Broadband. In 2003, the Company sold substantially all of the assets of the broadband business, which is reported in the Broadband segment. Refer to Note 16 for a detailed discussion of the sale.

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

Basis of Presentation — The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in accordance with accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified to conform to the current year classifications.

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

Accounts Receivables — Accounts receivables consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2005 and 2004, unbilled receivables totaled $23.1 million and $25.4 million, respectively. Expected credit losses related to trade receivables are recorded as an allowance for uncollectible accounts in the Consolidated Balance Sheets. The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for uncollectible accounts.

Materials and Supplies — Materials and supplies consist of wireless handsets, wireline network components, various finished goods to be sold to customers, telephony inventory including maintenance inventory and inventory in transit, and other materials and supplies, which are carried at the lower of average cost or market.

Property, Plant and Equipment — Property, plant, and equipment is stated at original cost and presented net of accumulated depreciation and impairment charges. The Company’s provision for depreciation of telephone plant is determined on a straight-line basis using the whole life and remaining life methods. Provision for depreciation of other property, other than leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life or term of the lease, including option renewal periods if renewal of the lease is reasonably assured. Repairs and maintenance expense items are charged to expense as incurred.

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

Although the Company determined that the Local segment has no legal obligation to remove assets, the Company had historically included in the Company group depreciation rates estimated net removal cost associated with these outside plant assets in which estimated cost of removal exceeds gross salvage. These costs had been reflected in the calculation of depreciation expense, which results in greater periodic depreciation expense and the recognition in accumulated depreciation of future removal costs for existing assets. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. In connection with the adoption of this standard, the Company removed existing accrued net costs of removal in excess of the related estimated salvage from its accumulated depreciation of those accounts. The adjustment was reflected as a non-recurring increase to net income as a cumulative effect of a change in accounting principle as of January 1, 2003 of $86.3 million, net of tax. The Wireless segment recorded $0.4 million in expense, resulting in a net cumulative change in accounting principle of $85.9 million, net of tax. Additionally, the Company recorded an initial liability for removal costs at fair value of approximately $2.6 million and an asset of approximately $2.3 million in 2003 related to the Wireless and Other segments. During the fourth quarter of 2003, the Wireless segment recorded an additional retirement obligation of $1.9 million due to a change in estimate.

Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with purchase business combinations. Indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) licenses for spectrum of the Wireless segment. The Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC.

Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. The impairment test for goodwill involves comparing the estimated fair value of the reporting unit based on discounted future cash flows to the unit’s carrying value. The impairment test for indefinite-lived intangibles consists of comparing the estimated fair value of the intangible asset based on external valuation information to its carrying value. For each intangible tested, the carrying values were lower than the estimated fair values, and no impairment charges were recorded in 2005, 2004, and 2003.

Impairment of Long-Lived Assets, Other than Goodwill and Indefinite-Lived Intangibles — The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite-lived assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In assessing impairments, the Company follows the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than the carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value.

The Company retired certain Time Division Multiple Access (“TDMA”) network assets resulting in a charge of $23.7 million in the first quarter of 2005. Remaining TDMA assets were determined to be impaired in the fourth quarter in 2005, resulting in a charge of $18.6 million. These charges were included in “Asset impairments and other charges” in the Consolidated Statements of Operations (refer to Note 14 for details of “Asset impairments and other charges”). The Company calculated the fair value of the assets based on the appraised amount at which the assets could be sold in a current transaction between willing parties (refer to Note 4). The Company recorded a $3.6 million asset impairment in 2003 to write-down the value of its public payphone assets to fair value. The Company calculated the fair value of the assets utilizing a discounted cash flow analysis based on the best estimate of projected cash flows from the underlying assets.

Investments — The Company has certain investments that do not have readily determinable fair market values. These investments are recorded at cost as the Company owns less than 20% and cannot exercise significant influence over the investee operations. The carrying value of these investments was approximately $4.6 million and $3.4 million as of December 31, 2005 and 2004, respectively. Investments are reviewed annually for impairment. If the carrying value of the investment exceeds its estimated fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference. The

Company estimates fair value using external information and discounted cash flow analyses. In 2003, the Company received $3.8 million from the sale of an investment. During 2004, the Company received a return on capital on an investment and recorded $3.2 million in the Consolidated Statements of Operations under the heading “Other income, net.”

Revenue Recognition — The Company recognizes revenue as services are provided. Local and special access fees, which are billed monthly, and prepaid wireless receipts are collected in advance, but the revenue is not recognized until the service is provided. Postpaid wireless, long distance, switched access, data center management services, reciprocal compensation, and data and Internet product services are billed monthly in arrears. The Company bills service revenue in regular monthly cycles, which are dispersed throughout the days of the month. As the day of each billing cycle rarely coincides with the end of the Company’s reporting period for usage-based services such as postpaid wireless, long distance, and switched access, the Company must estimate service revenues earned but not yet billed. The Company bases its estimates upon historical usage and adjusts these estimates during the period in which the Company can determine actual usage, typically in the following reporting period.

Cincinnati Bell Telephone Company LLC (“CBT”) advanced billings for customer connection and activation are deferred and amortized into revenue on a straight-line basis over the average customer life. The associated connection and activation costs, to the extent of the upfront fees, are also deferred and amortized on a straight-line basis over the average customer life. Subsequent to July 1, 2003 and in accordance with the Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), Cincinnati Bell Wireless LLC (“CBW”) ceased deferral of revenue and cost related to customer connections and activations. As CBW’s activation costs exceed activation revenues, both the activation revenue and associated costs are recorded upon the sale of the wireless handset. This change did not have a material impact on the Company’s financial position, results of operations, or cash flows.

With respect to arrangements with multiple deliverables, the Company follows the guidance in EITF 00-21 to determine whether more than one unit of accounting exists in an arrangement. To the extent that the deliverables are separable into multiple units of accounting, total consideration is allocated to the individual units of accounting based on their relative fair value, determined by the price of each deliverable when it is regularly sold on a stand-alone basis. Revenue is recognized for each unit of accounting as delivered or as service is performed depending on the nature of the deliverable comprising the unit of accounting.

The Company recognizes equipment revenue generally upon the performance of contractual obligations, such as shipment, delivery, installation or customer acceptance. The Company is a reseller of IT and telephony equipment and considers the criteria of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” when recording revenue, such as title transfer, risk of product loss, and collection risk. Based on this guidance, these equipment revenues and associated costs have generally been recorded on a gross basis, rather than recording the revenues net of the associated costs.

Prior to the sale of the broadband assets in 2003, broadband transport services were billed monthly, in advance, while revenue was recognized as the services were provided. In addition, the Company had entered into indefeasible right-of-use (“IRU”) agreements, which represent the lease of network capacity or dark fiber, recording unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically paid cash or other consideration upon execution of the contract, and the associated IRU revenue was recognized over the life of the agreement as services were provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminated a contract prior to the contract expiration and released the Company from the obligation to provide future services, the remaining unamortized unearned revenue was recognized in the period in which the contract was terminated. The Company generated $59.4 million in non-cash IRU revenue in 2003. Concurrent with the broadband asset sale in 2003, substantially all of the remaining IRU obligations were assumed by the buyer of the broadband assets.

Pricing of local services is generally subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition and other public policy issues. Various regulatory rulings and interpretations could result in adjustments to revenue in future periods. The Company monitors these proceedings closely and adjusts revenue accordingly.

Advertising — Costs related to advertising are expensed as incurred and amounted to $26 million, $25 million, and $21 million in 2005, 2004, and 2003, respectively.

Legal Expenses — Legal costs incurred in connection with loss contingencies are expensed as incurred.

Income and Operating Taxes — The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. Deferred investment tax credits are being amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment. At December 31, 2005, the Company has $680.6 million of deferred tax assets. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. The Company believes adequate provision has been made for all open tax years.

The Company incurs certain operating taxes that are reported as expenses in operating income, such as property, sales, use, and gross receipts taxes. These taxes are not included in income tax expense because the amounts to be paid are not dependent on the level of income generated by the Company. The Company also records expense against operating income for the establishment of liabilities related to certain operating tax audit exposures. These liabilities are established based on the Company’s assessment of the probability of payment. Upon resolution of audit, any remaining liability not paid is released and increases operating income.

Stock-Based Compensation — The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Compensation cost is measured under the intrinsic value method. Expense for option grants is not reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation expense related to restricted stock grants before related tax benefits totaled $1.8 million in 2005, and $0.3 million in 2004 and 2003. If the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the compensation expense, net of tax, recognized related to options and restricted stock would have totaled $7.6 million, $8.5 million, and $35.6 million in 2005, 2004, and 2003, respectively.

The following table illustrates the effect on net income (loss) and basic and diluted earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation in all periods presented:

		Year Ended December 31,
(dollars in millions except per share amounts)		2005	2004	2003
Net income (loss) as reported		$(64.5)	$64.2	$1,331.9
Add: Stock-based compensation expense included in reported net income, net of related tax benefits		1.1	0.2	0.2
Deduct: Stock-based employee compensation expense determined under fair value method, net of related tax benefits		(7.6)	(8.5)	(35.6)

Pro forma net income (loss)		$(71.0)	$55.9	$1,296.5

Basic earnings (loss) per share:	As reported	$(0.30)	$0.22	$5.82
	Pro forma	(0.33)	0.19	5.67
Diluted earnings (loss) per share:	As reported	(0.30)	0.21	5.36
	Pro forma	(0.33)	0.18	5.24

The weighted average fair values at the date of grant for the Company options granted to employees were $1.37, $1.09, and $1.49 during 2005, 2004, and 2003, respectively. Such amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected volatility	32.0%	35.0%	35.0%
Risk-free interest rate	4.3%	2.9%	2.2%
Expected holding period—years	4	3	3
Expected dividends	0.0%	0.0%	0.0%

Derivative Financial Instruments — The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company periodically employs derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements, a particular type of derivative financial instrument, involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The Company has entered into a series of interest rate swaps with total notional amounts of $450 million that qualify as fair value hedges. Fair value hedges offset changes in the fair value of underlying assets and liabilities. The interest rate swaps are recorded at their fair values and the carrying value of the underlying hedged indebtedness is adjusted by the same corresponding value in accordance with the shortcut method of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The shortcut method is appropriate because the terms of the interest rate swap match the underlying hedged item, and, therefore, there is no ineffectiveness in the hedge.

Recently Issued Accounting Standards — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123 and supersedes APB 25. This statement eliminates the intrinsic value method as an allowed method for valuing stock options granted to employees. Under the intrinsic value method, compensation expense was generally not recognized for the issuance of stock options. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Commencing January 2006, the Company will recognize compensation expense for new options granted based on their fair value, and compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS 123. The Company does not expect the adoption of this standard to be material in 2006 as all of the previously issued stock options are fully vested as of December 30, 2005 and the Company does not expect to grant a material amount of stock option awards during 2006.

In April 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This interpretation of FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 did not have a material impact on the Company’s results of operations.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140.” The objective of the Statement is to simplify accounting for certain hybrid financial instruments, eliminate interim guidance in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. This Statement is effective for all financial instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. The Company has not yet assessed the effect of this Statement on the Company’s financial statements.

2. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised, but only to the extent that they are considered dilutive to the Company’s diluted EPS. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for income (loss) before cumulative effect of change in accounting principle for the following periods:

	Year Ended December 31,
(dollars in millions, except per share amounts)	2005	2004	2003
Numerator:
Income (loss) before cumulative effect of change in accounting principle	$(64.5)	$64.2	$1,246.0
Preferred stock dividends	(10.4)	(10.4)	(10.4)

Numerator for basic EPS	(74.9)	53.8	1,235.6
Preferred stock dividends	—	—	10.4
Interest expense, net of tax—convertible subordinated notes	—	—	24.8

Numerator for diluted EPS	$(74.9)	$53.8	$1,270.8

Denominator:
Denominator for basic EPS—weighted average common shares outstanding	245.9	245.1	226.9
Convertible preferred stock	—	—	4.5
Convertible subordinated notes	—	—	14.9
Stock options and warrants	—	5.3	6.9
Stock-based compensation arrangements	—	0.1	0.1

Denominator for diluted EPS	245.9	250.5	253.3

EPS—Income (loss) before cumulative effect of change in accounting principle:
Basic	$(0.30)	$0.22	$5.44

Diluted	$(0.30)	$0.21	$5.02

The assumed conversions to common stock of 22.8 million stock options, 0.2 million shares of restricted stock, 17.5 million warrants, and the 3.1 million shares of 6 3/4% Cumulative Convertible Preferred Stock (each preferred share convertible into 1.44 common shares) are excluded from the 2005 diluted EPS computations as these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

3. Restructuring Charges

2005 Restructuring

In late 2005, the Company incurred employee separation expense of $1.6 million related to the outsourcing of its directory assistance services. Substantially all of the expense is associated with the Local segment and will be paid in 2006. This restructuring reserve balance is included in “Other current liabilities” in the Consolidated Balance Sheet at December 31, 2005.

2004 Restructuring

In December 2004, the Company initiated a restructuring intended to improve operating efficiencies and reduce operating expenses. This restructuring includes a workforce reduction that will be implemented in stages, which began in the fourth quarter 2004 and will continue in stages through December 31, 2006. The 2004 restructuring charge of $11.2 million was comprised of $10.5 million in special termination benefits and $0.7 million in employee separation benefits. Refer to Note 8 for further discussion on special termination benefits in 2004. The Local, Wireless and Hardware and Managed Services segments incurred charges of $10.5 million, $0.1 million, and $0.6 million, respectively. The Company has paid $0.4 million and $0.3 million of the employee separation benefits in cash in 2005 and 2004, respectively.

The following table illustrates the activity in this reserve since inception:

Type of costs (dollars in millions)	Initial Charge	Utilizations	Balance December 31, 2004	Utilizations	Balance December 31, 2005
Employee separations	$0.7	$(0.3)	$0.4	$(0.4)	$—

This restructuring reserve balance is included in “Other current liabilities” in the Consolidated Balance Sheet at December 31, 2004.

2003 Restructuring

In December 2003, the Company initiated a restructuring intended to reduce future operating expenses by approximately $9 million annually compared to 2003. The 2003 restructuring charge of $4.6 million related to employee separation benefits. The Local segment and the Hardware and Managed Services segment recorded 2003 expense of $4.5 million and $0.1 million, respectively. In 2004, the Local segment recorded an additional restructuring charge of $0.2 million. Total cash expenditures were $2.1 million and $2.7 million in 2004 and 2003, respectively. The Company completed the restructuring in 2004.

November 2001 Restructuring Plan

In November 2001, the Company adopted a restructuring plan which included initiatives to consolidate data centers, reduce the Company’s expense structure, exit the network construction business, eliminate other non-strategic operations and merge the digital subscriber line (“DSL”) and certain dial-up Internet operations into the Company’s other operations. Impairment charges of $148.1 million and restructuring costs of $84.2 million were recorded in 2001 related to these initiatives. The cumulative restructuring charges incurred through December 31, 2005 for this plan total $94.1 million, composed of $71.3 million related to lease and other contract terminations, $22.4 million for employee separations, and $0.4 million for other exit costs. The Company completed the plan prior to 2003, except for certain lease obligations, which are expected to continue through 2015. Including amounts incurred to date, lease and other contract termination amounts are expected to total approximately $73 million.

During 2003, a $1.2 million reversal was made to the restructuring reserve to reduce contractual obligations as a result of the sale of the broadband business and was recorded as a component of the gain on sale of broadband assets. Also in 2003, a $4.1 million reversal was made to the restructuring reserve due to the settlement of certain obligations and a change in estimate related to the termination of contractual obligations. The restructuring reserve decreased by $0.5 million in 2005 and increased by $0.2 million in 2004 to adjust the reserve to the present value of the remaining payments related to the remaining contractual obligations.

The following table illustrates the activity in this reserve from December 31, 2002 through December 31, 2005:

Type of costs (dollars in millions):	Balance December 31, 2002	Income	Utilizations	Balance December 31, 2003	Expense	Utilizations	Balance December 31, 2004
Terminate contractual obligations	$32.1	$(5.3)	$(13.0)	$13.8	$0.2	$(3.9)	$10.1

Type of costs (dollars in millions):	Balance December 31, 2004	Income	Utilizations	Balance December 31, 2005
Terminate contractual obligations	$10.1	$(0.5)	$(1.4)	$8.2

At December 31, 2005 and 2004, $1.3 million and $0.7 million, respectively, of the restructuring reserve balance was included in “Other current liabilities” in the Consolidated Balance Sheets. At December 31, 2005 and 2004, $6.9 million and $9.4 million, respectively, of the restructuring reserve balance was included in “Other noncurrent liabilities” in the Consolidated Balance Sheets.

4. Property, Plant, and Equipment

Property, plant, and equipment is comprised of the following:

(dollars in millions)	December 31,		Depreciable Lives (Years)
	2005	2004
Land and rights-of-way	$5.7	$5.7	20-Indefinite
Buildings and leasehold improvements	205.7	195.6	2-40
Telephone plant	2,071.9	2,169.4	3-29
Computer and telecommunications equipment	79.3	72.7	2-20
Furniture, fixtures, vehicles, and other	121.8	118.3	8-20
Construction in process	24.7	21.7	—

Gross value	2,509.1	2,583.4
Accumulated depreciation	(1,708.7)	(1,725.7)

	$800.4	$857.7

The gross value of property, plant, and equipment includes $30.7 million and $28.4 million of assets accounted for as capital leases in 2005 and 2004, respectively. These assets are included in the captions “Building and leasehold improvements,” “Telephone plant,” “Computer and telecommunications equipment,” and “Furniture, fixtures, vehicles, and other.” Approximately 90% in 2005 and 2004 and 80% in 2003 of “Depreciation,” as presented in the Consolidated Statements of Operations, was associated with cost of providing services and products.

During the fourth quarter of 2003, the Company shortened the estimated remaining economic useful life of its legacy TDMA wireless network to December 31, 2006 due to the expected migration of its TDMA customer base to its Global System for Mobile Communications (“GSM”) network. In 2003, the change in estimate reduced operating income and net income by $5.2 million and $3.4 million, respectively.

As part of the process of redeploying spectrum from the Company’s legacy TDMA wireless network to its GSM network to meet unexpected increasing demand for its GSM services, the Company made the decision in the first quarter of 2005 to retire certain TDMA assets in order to optimize its TDMA network performance. As a result of this early retirement of assets, in the first quarter of 2005 the Company recorded a charge of $23.7 million under the caption “Asset impairments and other charges.” In the second quarter of 2005, the useful life of certain of the remaining TDMA assets was shortened from the December 31, 2006 date being used, and depreciation was accelerated. The change in depreciation expense due to the change in estimate in the second quarter decreased 2005 operating income and net income by $7.7 million and $4.6 million, respectively.

In the fourth quarter of 2005, due to the rapid migration of TDMA customers to the Company’s GSM network and decreased revenue per remaining TDMA subscriber, the Company determined that the carrying value of the TDMA assets was not recoverable from the estimated future undiscounted cash flows resulting from the use of the asset. Therefore, an impairment charge of $18.6 million was recorded in the fourth quarter of 2005 to record the TDMA assets at fair value. The Company calculated the fair value of the assets based on the appraised amount at which the assets could be sold in a current transaction between willing parties. The impairment charge is recorded in the Consolidated Statements of Operations under the caption “Asset impairments and other charges.” After the impairment charges, the carrying value of the TDMA assets was less than $1 million at December 31, 2005.

During 2004, the Company retired certain assets with a net book value of $3.5 million and recorded the charge in the Consolidated Statements of Operations under the caption “Asset impairments and other charges.”

5. Goodwill and Intangible Assets

As of December 31, 2005 and 2004, goodwill totaled $40.9 million, of which $40.1 million related to the Wireless segment and the remaining $0.8 million related to the Other segment. Other indefinite-lived intangible assets totaled $35.8 million as of December 31, 2005 and 2004 and consist of FCC licenses of the Wireless segment.

The Company has no intangible assets subject to amortization at December 31, 2005 and 2004. Prior to December 31, 2004, intangible assets subject to amortization consisted of licensed trademarks and wireless roaming agreements. As a result of the merger between Cingular Wireless and AT&T Wireless, consummated on October 26, 2004, the Company’s roaming and trade name agreements with AT&T Wireless were no longer operative. Accordingly, the remaining estimated useful lives of these assets were shortened effective July 1, 2004. This change resulted in additional amortization expense of $7.4 million during 2004. In addition, during the third quarter of 2004, the Company determined certain intangible assets were impaired and recorded a charge of $2.4 million in the Consolidated Statements of Operations under the caption “Asset impairments and other charges.”

Total amortization expense of intangible assets was $0 for 2005, $9.1 million for 2004, and $0.6 million for 2003. As the Company’s remaining intangibles have indefinite lives, no amortization will be recorded for 2006 through 2010.

Additionally, the Company has pension-related intangible assets of $25.5 million and $14.6 million at December 31, 2005 and 2004, respectively, included in “Other noncurrent assets” in the Consolidated Balance Sheets. These intangibles relate to the prior service costs of the Company’s defined benefit pension plans. See Note 8 for further discussion.

6. Debt

Debt is comprised of the following:

	December 31,
(dollars in millions)	2005	2004
Current portion of long-term debt:
Credit facility, repaid in February 2005	$—	$4.3
Credit facility, tranche B term loan	4.0	—
Various Cincinnati Bell Telephone notes	—	20.0
Capital lease obligations	4.9	4.2
Other short-term debt	2.4	1.6

Current portion of long-term debt	11.3	30.1

Long-term debt, less current portion:
Credit facility, repaid in February 2005	—	434.5
Credit facility, tranche B term loan	395.0	—
16% Senior Subordinated Discount Notes due 2009	—	375.2
7 1/4% Senior Notes due 2013	500.0	500.0
8 3/8% Senior Subordinated Notes due 2014*	633.4	543.9
7% Senior Notes due 2015*	246.4	—
7 1/4% Senior Notes due 2023	50.0	50.0
Various Cincinnati Bell Telephone notes	230.0	230.0
Capital lease obligations	17.3	11.4
Other long-term debt	0.3	—

	2,072.4	2,145.0
Net unamortized (discounts) premiums	1.0	(33.9)

Long-term debt, less current portion	2,073.4	2,111.1

Total debt	$2,084.7	$2,141.2

*	The face amount of these notes has been adjusted to mark hedged debt to fair value at December 31, 2005 and 2004.

In the first quarter of 2005, the Company completed the first of a two stage refinancing plan of its 16% Senior Subordinated Discount Notes due 2009 (“16% Notes”). In the third quarter of 2005, the Company completed the second stage of its plan with the refinancing of the 16% Notes. In stage one, the Company:

•	paid $9.7 million in fees to the holders of the Company’s 7 1/4% Senior Notes due 2013 (“7 1/4% Notes due 2013”) for their consent to permit the Company to refinance its 16% Notes with new debt that would be pari passu to the 7 1/4% Notes;

•	issued, on February 16, 2005, $250 million new 7% Senior Notes due 2015 (“7% Senior Notes”) and $100 million in additional 8 3/8% Senior Subordinated Notes due 2014 (“8 3/8% Notes”) (collectively, the “New Bonds”);

•	established, on February 16, 2005, a new credit facility (“Corporate credit facility”) for a $250 million revolving line of credit that matures in February 2010 and also includes the right to request, but no lender is committed to provide, an increase in the aggregate amount of the new credit facility of up to $500 million in future incremental borrowing capacity;

•	used the proceeds from the New Bonds and borrowings from the new Corporate credit facility revolver to repay $438.8 million outstanding at December 31, 2004 on its previous credit facility; and

•	executed $350 million notional interest rate swaps to change the fixed rate nature of a part of the New Bonds and the previously outstanding 8 3/8% Notes to approximate the floating rate characteristics of the terminated credit facility.

In stage two, the Company:

•	issued $400 million of new term notes (the “Tranche B Term Loan”) on August 31, 2005 under the terms of the Corporate credit facility; and

•	retired the 16% Notes for $447.8 million, including repayment of accrued interest, using the proceeds from the Tranche B Term Loan and additional borrowings under the new Corporate credit facility revolver.

In total, the Company recognized $99.8 million of loss upon extinguishment of debt. In the first quarter, related to stage one of the refinancing plan, the loss was $7.9 million for the write-off of unamortized deferred financing fees associated with the previous credit facility. In the third quarter, related to stage two of the refinancing plan, the loss was $91.9 million, which was composed of $9.1 million for the write-off of the unamortized deferred financing fees, $27.7 million for the write-off of the unamortized discount, and $55.1 million for the premium paid in conjunction with the extinguishment of the 16% Notes.

Credit Facilities

The parent company, Cincinnati Bell Inc. (“CBI”), entered into the Corporate credit facility in February 2005. The $250 million revolving line of credit under the Corporate credit facility terminates in February 2010. Borrowings under the revolving credit facility bear interest, at the Company’s election, at a rate per annum equal to (i) LIBOR plus the applicable margin, or (ii) the base rate plus the applicable margin. The applicable margin is based on certain Company financial ratios and ranges between 1.25% and 2.25% for LIBOR rate advances, and 0.25% and 1.25% for base rate advances. Base rate is the higher of the bank prime rate or the federal funds rate plus one-half percent.

On August 31, 2005, the Company amended the Corporate credit facility to include a $400 million term loan. The Tranche B Term Loan bears interest at a per annum rate equal to, at the Company’s option, LIBOR plus 1.50% or the base rate plus .50%. The Tranche B Term Loan is subject to quarterly principal payments of $1 million beginning December 31, 2005 through September 30, 2011, and then in four quarterly installments of $94 million ending on August 31, 2012.

The Company has a right to request, but no lender is committed to provide, an increase in the aggregate amount of the new credit facility, up to $500 million in incremental borrowings, which may be structured at the Company’s option as term debt or revolving debt. As of December 31, 2005, the Company had no outstanding borrowings under its revolving credit facility, and had outstanding letters of credit totaling $6.4 million, leaving $243.6 million in additional borrowing availability under its Corporate credit facility. The balance on the Tranche B Term Loan was $399 million. Voluntary prepayments of the Corporate credit facility and voluntary reductions of the unutilized portion of the revolving line of credit are permitted at any time. The average interest rate charged on borrowings under the Corporate credit facility was 5.6% in 2005.

Under the Corporate credit facility, the Company pays commitment fees to the lenders on a quarterly basis at an annual rate equal to .50% of the unused amount of borrowings on the revolving line of credit. Additionally, the Company pays letter of credit fees on outstanding letters of credit based on certain Company financial ratios, and ranges between 1.25% and 2.25%. These commitment fees were $1.4 million in 2005.

The Company and all its future or existing subsidiaries (other than CBT, Cincinnati Bell Extended Territories LLC (“CBET”) and certain immaterial subsidiaries) guarantee borrowings of Cincinnati Bell Inc. under the Corporate credit facility. Each of the Company’s current subsidiaries that is a guarantor of the Corporate credit facility is also a guarantor of the 7% Senior Notes, 7 1/4% Notes due 2013, and 8 3/8% Notes, with certain immaterial exceptions. Refer to Note 19 for supplemental guarantor information. The Company’s obligations under the Corporate credit facility are also collateralized by perfected first priority pledges and security interests in the following:

•	substantially all of the equity interests of the Company’s subsidiaries (other than subsidiaries of CBT and certain immaterial subsidiaries); and

•	certain personal property and intellectual property of the Company and its subsidiaries (other than that of CBT, CBET and certain immaterial subsidiaries).

The guarantee and security reflect the addition of CBW as a guarantor and certain of its assets as collateral due to its status as a wholly-owned subsidiary effective February 14, 2006 due to the Company’s purchase of

Cingular Wireless Corporation’s minority ownership interest in CBW on that date. Refer to Subsequent Event Note 21.

The Corporate credit facility financial covenants require that the Company maintain certain leverage, interest coverage and fixed charge ratios. The facilities also contain certain covenants which, among other things, restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company were in default under the Corporate credit facility, no additional borrowings under this facility would be available until the default was waived or cured. The Company’s ability to borrow was not compromised as a result of any such default as of the date of this filing. The credit facilities provide for events of default customary to facilities of this type, including: non-payment of principal or letter of credit obligations; interest or other amounts payable; incorrectness of representations and warranties in any material respect; violation of covenants; cross-default and cross-acceleration; certain events of bankruptcy or insolvency; certain material judgments; invalidity of any loan or security document; change of control and certain ERISA events.

As noted above, the Company’s previous credit facility was repaid and terminated in February 2005. Total capacity of this terminated facility totaled $825.7 million at December 31, 2004, which consisted of $396.9 million in revolving credit and $428.8 million in term loans. Of this total capacity, the Company had drawn $10.0 million and $428.8 million in revolving and term debt, respectively, and had outstanding letters of credit totaling $9.1 million, leaving $377.8 million in additional borrowing availability under the credit facility. The average interest rate on this facility was 4.04% and 4.95% in 2004 and 2003, respectively. The Company paid commitment fees on the undrawn portions of its commitments, which totaled $2.8 million and $2.2 million in 2004 and 2003, respectively. The credit facility was collateralized with certain property and equity interests of, and guaranteed by, the Company and its subsidiaries, except for CBT, CBET, CBW, and certain other immaterial subsidiaries, and included typical covenants and conditions.

16% Senior Subordinated Discount Notes due 2009

On March 26, 2003, the Company received $350 million of gross cash proceeds from the issuance of the 16% Notes. Proceeds from the 16% Notes, net of fees, were used to pay down borrowings under the Company’s credit facilities. Interest on the 16% Notes was payable semi-annually on June 30 and December 31 of each year outstanding, whereby 12% was paid in cash and 4% was accreted on the aggregate principal amount. In addition, purchasers of the 16% Notes received 17.5 million common stock warrants, subject to anti-dilution provisions, each to purchase one share of Cincinnati Bell common stock at $3.00 each, which expire in March 2013. Of the total gross proceeds received, $47.5 million was allocated to the fair value of the warrants using the Black-Scholes option-pricing model and was recorded as a discount on the 16% Notes.

On August 31, 2005, the Company retired the 16% Notes for $447.8 million, including $7.7 million of accrued interest, using the proceeds from the Tranche B Term Loan and additional borrowings under the Corporate credit facility. The retirement resulted in a loss on debt extinguishment of $91.9 million.

The Company incurred $30.2 million, $43.7 million, and $32.0 million of cash interest expense related to the 16% Notes in 2005, 2004 and 2003, respectively. The Company recognized $10.1 million, $14.6 million, and $10.6 million in 2005, 2004, and 2003, respectively, of non-cash interest expense related to the 4% principal accretion. The Company recognized $5.4 million, $8.2 million, and $6.3 million in 2005, 2004, and 2003, respectively, of non-cash interest expense related to the amortization of the discount.

7 1/4% Senior Notes due 2013

On July 11, 2003, the Company issued $500.0 million of 7 1/4% Senior Notes due 2013 (the “7 1/4% Notes due 2013”). Net proceeds totaled $488.8 million and were used to prepay term credit facilities and permanently reduce commitments under the Company’s revolving credit facility. As a result, the Company recorded a non-cash charge of $8.4 million during 2003 to write-off deferred financing costs related to the Company’s existing credit facilities, which is presented as “Loss on extinguishment of debt, net” in the Consolidated Statement of Operations. Interest on the 7 1/4% Notes due 2013 is payable in cash semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2004. The 7 1/4% Notes due 2013 are unsecured senior obligations and rank equally with all of the Company’s existing and future senior debt and rank senior to all existing and future subordinated debt. Each of the Company’s current subsidiaries that is a guarantor of the Corporate credit facility is also a guarantor of the 7 1/4% Notes due 2013 on an unsecured senior basis, with certain immaterial exceptions. The indenture governing the 7 1/4% Notes due 2013 contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing 7 1/4% Notes due 2013 provides for an event of default upon the default and acceleration of any other existing debt instrument which exceeds $20 million. The Company may redeem the 7 1/4% Notes due 2013 for a redemption price of 103.625%, 102.417%, 101.208%, and 100.000% after July 15, 2008, 2009, 2010, and 2011, respectively. The Company recorded interest expense of $36.2 million, $36.2 million and $17.1 million in 2005, 2004 and 2003, respectively, related to these senior notes.

Certain terms and conditions pertaining to these notes were altered as a result of a consent process undertaken as part of the first stage of the Company’s 2005 refinancing plan. In January 2005, the indenture governing the 7 1/4% Notes due 2013 (the “7 1/4% Indenture”) was amended to permit the Company to repurchase or redeem the 16% Notes without regard to the extent of the Company’s ability to make restricted payments (as defined in the 7 1/4% Indenture) under the 7 1/4% Indenture. In addition, the 7 1/4% Indenture was also amended to, among other things, permit the classification of any potential call by the Company of Cingular Wireless Corporation’s minority interest ownership as a “permitted acquisition” and would therefore not be considered a restricted payment with regard to the 7 1/4% Indenture.

8 3/8% Senior Subordinated Notes due 2014

On November 19, 2003, the Company issued $540 million of 8 3/8% Senior Subordinated Notes due 2014 (the “8 3/8% Notes”). The net proceeds, after deducting the initial purchasers’ discounts and fees and expenses related to the 8 3/8% Notes, totaled $528.2 million. The Company used $524.6 million of the net proceeds to purchase all of the Company’s then outstanding Convertible Subordinated Notes due 2009, which bore interest at a rate of 9%, at a discounted price equal to 97% of their accreted value. The remaining proceeds were used to pay fees related to a credit facility amendment and to reduce outstanding borrowings under the revolving credit facility.

On February 16, 2005, as part of the first stage of its 2005 refinancing plan, the Company issued an additional $100 million of debt securities pursuant to the existing indenture. Net proceeds from this issuance together with those of other concurrently issued bonds and amounts under the Corporate credit facility were used to repay and terminate all of the prior credit facility and pay consent fees associated with an amendment to the 7 1/4% Indenture. All of the 8 3/8% Notes constitute a single class of security with the same terms and are fixed rate bonds to maturity.

Interest on the 8 3/8% Notes is payable in cash semi-annually in arrears on January 15 and July 15, commencing on July 15, 2004. The 8 3/8% Notes are unsecured senior subordinated obligations, ranking junior to all existing and future senior indebtedness of the Company. The 8 3/8% Notes rank equally with all of the Company’s existing and future senior subordinated debt and rank senior to all future subordinated debt. The 8 3/8% Notes are guaranteed on an unsecured senior subordinated basis by each of the Company’s current subsidiaries that is a guarantor under the Corporate credit facility, with certain immaterial exceptions. The indenture governing the 8 3/8% Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 3/8% Notes provides for an event of default upon the default and acceleration of any other existing debt instrument, which exceeds $20 million. The Company may redeem the 8 3/8% Notes for a redemption price of 104.188%, 102.792%, 101.396%, and 100.000% after January 15, 2009, 2010, 2011, and 2012, respectively. The Company incurred $52.5 million, $45.2 million and $5.2 million of interest expense related to these notes in 2005, 2004 and 2003, respectively.

7% Senior Notes due 2015

On February 16, 2005, as part of its refinancing plan, the Company sold in a private offering $250 million of new 7% Senior Notes due 2015 (the “7% Senior Notes”). Net proceeds from this issuance together with those of other concurrently issued bonds and amounts under the Corporate credit facility were used to repay and terminate all of the prior credit facility and pay consent fees associated with an amendment to the 7 1/4% Indenture. The 7% Senior Notes are fixed rate bonds to maturity.

Interest on the 7% Senior Notes is payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing August 15, 2005. The 7% Senior Notes are unsecured senior obligations and rank equally with all of the Company’s existing and future senior debt and rank senior to all existing and future subordinated debt. Each of the Company’s current subsidiaries that is a guarantor of the Corporate credit facility is also a guarantor of the 7% Senior Notes on an unsecured senior basis, with certain immaterial exceptions. The indenture governing the 7% Senior Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 7% Senior Notes provides for an event of default upon the default and acceleration of any other existing debt instrument which exceeds $20 million.

The Company may redeem the 7% Senior Notes for a redemption price of 103.500%, 102.333%, 101.167%, and 100.000% after February 15, 2010, 2011, 2012 and 2013, respectively. At any time prior to February 15, 2010, the Company may redeem all or part of the 7% Senior Notes at a redemption price equal to the sum of 1) 100% of the principal, plus 2) the greater of (a) 1% of the face value of the 7% Senior Notes to be redeemed, or (b) the excess over the principal amount of the sum of the present values of (i) 103.5% of the face value of the 7% Senior Notes, and (ii) interest payments due from the date of redemption through February 15, 2010, in each case discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rates plus 0.50%, plus 3) accrued and unpaid interest, if any, to the date of redemption. Prior to February 15, 2008, the Company may redeem up to a maximum of 35% of the principal amount of the 7% Senior Notes with the net cash proceeds of one or more equity offerings by the Company at a redemption price equal to 107%, plus accrued and unpaid interest, if any, to the redemption date. The Company incurred $15.3 million of interest expense related to these notes in 2005.

7 1/4% Senior Notes due 2023

In July 1993, the Company issued $50 million of 7 1/4% Senior Notes due 2023. The indenture related to these 7 1/4% Senior Notes due 2023 does not subject the Company to restrictive financial covenants, but it does contain a covenant providing that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding 7 1/4% Senior Notes due 2023 equally and ratably with the indebtedness or obligations secured by such liens. The 7 1/4% Senior Notes due 2023 are collateralized with assets of the Company (but not its subsidiaries) by virtue of the lien granted under the Corporate credit facility. Interest on the 7 1/4% Senior Notes due 2023 is payable semi-annually on June 15 and December 15. The Company may not redeem the 7 1/4% Senior Notes due 2023 prior to maturity. The indenture governing 7 1/4% Senior Notes due 2023 provides for an event of default upon the default and acceleration of any other existing debt instrument which exceeds $20 million. The Company recorded $3.6 million of interest expense related to these notes in each of 2005, 2004, and 2003.

Cincinnati Bell Telephone Notes

CBT has $80 million in notes outstanding that are guaranteed by Cincinnati Bell Inc. but not the other subsidiaries of Cincinnati Bell Inc. These notes have original maturities of up to 30 years and mature in 2023. Interest rates on this indebtedness range from 7.18% to 7.27%. These notes may be redeemed at any time, subject to proper notice.

In November 1998, CBT issued $150 million in aggregate principal amount of 6.30% unsecured senior notes due 2028, which is guaranteed on a subordinated basis by Cincinnati Bell Inc. but not the other subsidiaries of Cincinnati Bell Inc. These notes may be redeemed at any time, subject to proper notice.

The indenture governing these notes provides for an event of default upon the default and associated right to acceleration of any other existing debt instrument of Cincinnati Bell Inc. or Cincinnati Bell Telephone, which exceeds $20 million. The Company recorded $16.5 million, $16.5 million and $17.7 million of interest expense in 2005, 2004, and 2003, respectively, related to these CBT notes.

Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”). SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability discounted to the present value. The Company had $22.2 million in total indebtedness relating to capitalized leases as of December 31, 2005, $17.3 million of which was considered long-term. The underlying leased assets generally secure the capital lease obligations. The Company recorded a gain of $10.0 million in the fourth quarter of 2003 included in “Other income, net” in the Consolidated Statements of Operations due to the modification of a capital lease for the Company’s headquarters. This modification required the lease to be reclassified from a capital lease to an operating lease. This modification reduced capital lease obligations and related accrued interest by $14.0 million and gross fixed assets by $6.2 million at December 31, 2003. For 2005, 2004 and 2003, the Company recorded $1.3 million, $1.6 million and $4.0 million, respectively, of interest expense related to capital lease obligations.

Debt Maturity Schedule

As of December 31, 2005, the following table summarizes the Company’s annual principal maturities of debt and capital leases for the five years subsequent to December 31, 2005, and thereafter:

(dollars in millions)	Debt	Capital Leases	Total Debt
Year ended December 31,
2006	$6.4	$4.9	$11.3
2007	4.3	2.2	6.5
2008	4.0	1.9	5.9
2009	4.0	2.0	6.0
2010	4.0	6.4	10.4
Thereafter	2,049.0	4.8	2,053.8

	2,071.7	22.2	2,093.9
Interest rate swaps	(10.2)	—	(10.2)
Net unamortized premiums	1.0	—	1.0

Total debt	$2,062.5	$22.2	$2,084.7

For capital leases, total lease payments including interest are $6.5 million for 2006, $3.6 million for 2007, $3.1 million for 2008, $3.2 million for 2009, $7.3 million for 2010, and $6.1 million thereafter.

Deferred Financing Costs

Deferred financing costs are costs incurred in connection with obtaining long-term financing. These costs are amortized as interest expense over the terms of the related debt agreements. As of December 31, 2005 and 2004, deferred financing costs totaled $39.2 million and $42.1 million, respectively. The related expense, included in the Consolidated Statements of Operations under the caption “Interest expense,” amounted to $7.1 million, $12.5 million, and $17.3 million during 2005, 2004 and 2003, respectively. In 2005, the Company wrote-off unamortized deferred financing costs of $7.9 million and $9.1 million related to the extinguishment of the previous credit facility and the 16% Notes, respectively. In 2003, the Company incurred $16.4 million of expense for the write-off of deferred financing costs associated with the prepayment of and amendments to the previous credit facility. Write-offs of deferred financing costs are presented in the Consolidated Statements of Operations under the caption “Loss on extinguishment of debt, net.”

Fair Value

The carrying amounts of debt, excluding capital leases and net unamortized premium and discount, at December 31, 2005 and 2004 were $2,061.5 million and $2,159.5 million, respectively. The estimated fair values at December 31, 2005 and 2004 were $2,059 million and $2,242 million, respectively. These fair values were estimated based on the year-end closing market prices of the Company’s debt and of similar liabilities.

7. Financial Instruments

The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company attempts to maintain an optimal balance of fixed rate and variable rate indebtedness in order to attain low overall borrowing costs while mitigating exposure to interest rate fluctuations. The Company periodically employs derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. In particular, the Company currently has outstanding interest rate swap agreements in which the Company exchanges fixed rate interest payments for variable rate interest payments on $450 million notional amounts. Including the impact of the interest rate swap agreements, approximately 60% and 75% of the Company’s indebtedness was based on fixed interest rates at December 31, 2005 and 2004, respectively. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

In June 2004, the Company entered into a series of fixed-to-variable interest rate swaps with total notional amounts of $100 million that qualify for fair value hedge accounting. In February and March 2005, in conjunction with the Company’s 2005 refinancing plan, an additional $350 million in fixed-to-variable interest rate swaps were executed which were also designated as fair value hedges. Fair value hedges offset changes in the fair value of underlying assets and liabilities. The Company’s interest rate swaps at December 31, 2005 and 2004 are recorded at their fair value, and the carrying values of the underlying liabilities hedged (the 7% Senior Notes and 8 3/8% Notes) are adjusted by the same corresponding value in accordance with the shortcut method of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As of December 31, 2005 and 2004, the fair value of interest rate swap contracts was a liability of $10.2 million and an asset of $3.9 million, respectively.

In 2003, the Company was party to variable-to-fixed interest rate swaps that qualified as cash flow hedges under SFAS 133. These interest rate swap agreements expired throughout 2003.

Realized gains and losses from the interest rate swaps are recognized as an adjustment to interest expense in each period. These realized gains (losses) totaled $5.4 million, $1.9 million, and ($6.8) million in 2005, 2004, and 2003, respectively.

The Company is exposed to credit risk on its interest rate swaps in the event of non-performance by counterparties. However, because its hedging activities are transacted only with highly rated institutions, the Company does not anticipate non-performance by any of these counterparties. Additionally, the Company has entered into agreements that limit its credit exposure to the amount of unrealized gains on the interest rate swap agreements. The Company does not require collateral from its counterparties.

8. Employee Benefit Plans and Postretirement Benefits Other Than Pensions

Savings Plans

The Company sponsors several defined contribution plans covering substantially all employees. The Company’s contributions to the plans are based on matching a portion of the employee contributions. Company and employee contributions are invested in various investment funds at the direction of the employee. Company contributions to the defined contribution plans were $4.5 million, $5.3 million, and $6.6 million for 2005, 2004, and 2003, respectively.

Pension Plans

The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees and one supplemental, nonqualified, unfunded plan for certain senior executives.

The management pension plan is a cash balance plan in which the pension benefit is determined by a combination of compensation-based credits and annual guaranteed interest credits. The non-management pension plan is also a cash balance plan in which the combination of service and job-classification-based credits and annual interest credits determine the pension benefit. Benefits for the supplemental plan are based on eligible pay, adjusted for age and service upon retirement. The Company funds both the management and non-management plans in an irrevocable trust through contributions, which are determined using the aggregate cost method. The Company uses the traditional unit credit cost method for determining pension cost for financial reporting purposes and uses a December 31 measurement date for all of its plans.

During 2004, special termination benefits of $10.5 million were included in the benefit obligation. These special termination benefits related to the 2004 restructuring plan discussed in Note 3.

Postretirement Health and Life Insurance Plans

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

The actuarial expense calculation for the Company’s postretirement health plan is based on numerous assumptions, estimates, and judgments including health care cost trend rates and cost sharing with retirees. The Company’s collectively bargained-for labor contracts have historically had limits on the Company-funded portion of retiree medical costs (referred to as “caps”). However, prior to the May 2005 labor agreement, the Company had waived the premiums in excess of the caps for bargained-for retirees who retired during the contract period. Similar benefits have been provided to non-bargained retirees. Prior to December 31, 2004, the Company’s actuarial calculation of retiree medical costs included the assumption that the caps were in place in accordance with the terms of the collectively bargained-for agreement.

Effective December 31, 2004, based on its past practice of waiving the retiree medical cost caps, the Company began accounting for its retiree medical benefit obligation as if there were no caps. The accounting using this assumption remained in effect through May 2005.

In May 2005, the Company reached an agreement with the union for bargained-for employees as to the terms of a new labor contract. Employees retiring under the new agreement are provided Company-sponsored healthcare through the use of individual Health Reimbursement Accounts (“HRAs”), which provides for Company contributions of a fixed amount per retiree that the retiree can use to purchase their healthcare from among the various plans offered. The Company agreed to increase the HRA amount annually over the life of the labor agreement. The retiree pays for healthcare premiums and other costs in excess of the HRA amount. Contrary to past practice, no agreement was made to waive the implementation of this cost-sharing feature. Based on this new agreement, effective June 1, 2005, the Company modified its assumptions for the actuarial calculation of retiree medical costs, including assumptions regarding cost sharing by retirees. Postretirement medical and other expense was $18.3 million for the five month period from January to May 2005, and including the effect of these assumption changes, $17.6 million for the seven month period from June to December 2005. The assumption change for cost sharing with retirees is the primary cause for the $14.4 million increase in postretirement and other benefits expense in 2005 compared to 2004.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) expands Medicare to include outpatient prescription drug benefits. Beginning in 2006, the federal government will provide a non-taxable subsidy to employers that sponsor prescription drug benefits to retirees that are actuarially equivalent to Medicare Part D benefits. The Company determined that the prescription drug benefits provided under its postretirement benefit plan would qualify for this subsidy.

In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”), which provides guidance on how companies should account for the impact of the Act on its postretirement healthcare plans. Effective July 1, 2004, the Company prospectively adopted FSP No. 106-2 and remeasured its postretirement benefit obligation as of that date to account for the federal subsidy. FSP 106-2 resulted in a $39.0 million and $42.2 million reduction in the Company’s postretirement benefit obligation at December 31, 2005 and 2004, respectively. Postretirement expense was reduced by $5.2 million and $1.1 million in 2005 and 2004, respectively. The reduction in postretirement expense for 2005 was primarily comprised of a $2.2 million benefit related to interest cost, $0.5 million benefit to service cost and $2.5 million benefit in the amortization of the prior service cost. The reduction in postretirement expense for 2004 was comprised of a $0.6 million benefit related to interest cost and $0.5 million benefit in the amortization of the actuarial loss.

Components of Net Periodic Cost

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans. Pension and postretirement benefit costs for these plans were comprised of:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions)	2005	2004	2003	2005	2004	2003
Service cost	$8.0	$8.1	$9.6	$4.3	$2.1	$1.7
Interest cost on projected benefit obligation	27.2	27.3	28.8	20.5	16.3	15.7
Expected return on plan assets	(38.2)	(41.4)	(39.2)	(5.6)	(6.3)	(6.6)
Curtailment loss	—	—	2.7	—	—	—
Special termination benefit	—	10.5	—	—	—	—
Amortization of:
Transition (asset)/obligation	(1.1)	(1.8)	(2.5)	4.2	4.2	4.2
Prior service cost	3.3	3.1	3.2	10.3	3.8	1.4
Net (gain) loss	2.2	(0.9)	(0.1)	2.2	1.4	1.5

Actuarial expense	$1.4	$4.9	$2.5	$35.9	$21.5	$17.9

Funded Status

Reconciliation of the beginning and ending balances of the plans’ funded status follows:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at January 1,	$504.5	$466.5	$416.4	$290.5
Service cost	8.0	8.1	4.3	2.1
Interest cost	27.2	27.3	20.5	16.3
Amendments	3.1	—	(70.8)	122.5
Actuarial loss	7.7	36.7	10.9	9.3
Benefits paid	(50.4)	(44.6)	(24.6)	(24.3)
Special termination benefit	—	10.5	—	—

Benefit obligation at December 31,	$500.1	$504.5	$356.7	$416.4

Change in plan assets:
Fair value of plan assets at January 1,	$458.7	$451.2	$77.7	$84.6
Actual return on plan assets	29.5	48.5	2.5	7.5
Employer contribution	2.6	3.6	2.8	9.9
Benefits paid	(50.4)	(44.6)	(24.6)	(24.3)

Fair value of plan assets at December 31,	$440.4	$458.7	$58.4	$77.7

Reconciliation to Balance Sheet:
Unfunded status	$(59.7)	$(45.8)	$(298.3)	$(338.7)
Unrecognized transition (asset) obligation	—	(1.1)	29.5	33.7
Unrecognized prior service cost	25.5	25.7	80.8	161.9
Unrecognized net loss	79.3	65.1	79.7	67.9

(Accrued) prepaid benefit cost	$45.1	$43.9	$(108.3)	$(75.2)

The amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits
	December 31,
(dollars in millions)	2005	2004
Prepaid benefit costs	$—	$67.5
Accrued benefit liability	(58.7)	(47.8)
Intangible assets	25.5	14.6
Accumulated other comprehensive loss	78.3	9.6

	$45.1	$43.9

The Company’s liability for postretirement and other benefits is included in “Accrued pension and postretirement benefits” in the Consolidated Balance Sheets, except for the current portion of $8.4 million at both December 31, 2005 and 2004, which is presented in “Accrued payroll and benefits.” As of December 31, 2005 and 2004, the Company’s accumulated benefit obligation (“ABO”) related to its pension plans was $499.1 million and $503.5 million, respectively.

Plan Assets and Investment Policies and Strategies

The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk. This is provided by a balanced strategy using fixed income and equities.

The pension plans’ assets consist of the following:

	Target Allocation 2006	Percentage of Plan Assets at December 31,
		2005	2004
Plan assets:
Fixed income	20% - 38%	30.4%	28.6%
Equity securities *	55% - 65%	60.1%	59.9%
Real estate	8% - 12%	9.5%	11.5%

Total		100.0%	100.0%

*	Pension plan assets include $4.9 million and $5.8 million in Company common stock at December 31, 2005 and 2004, respectively.

The postretirement and other plans’ assets consist of the following:

	Health Care			Group Life Insurance
	Target Allocation 2006	Percentage of Plan Assets at December 31,		Target Allocation 2006	Percentage of Plan Assets at December 31,
		2005	2004		2005	2004
Plan assets:
Fixed income	35% - 45%	40.9%	42.8%	35% - 45%	42.3%	20.3%
Equity securities	55% - 65%	59.1%	57.2%	55% - 65%	57.7%	32.0%
Cash*	—	—	—	—	—	47.7%

Total		100.0%	100.0%		100.0%	100.0%

*	The plan assets included $13.2 million in cash to be used for group health benefits under postretirement plans at December 31, 2004.

The Company expects to make cash payments related to its pension plans and postretirement health plans in 2006 of $2.4 million and $10.2 million, respectively.

The following table presents information for the pension and postretirement plans which have a projected benefit obligation in excess of the fair value of plan assets:

	Pension Benefits		Postretirement and Other Benefits

(dollars in millions)	2005	2004	2005	2004
Projected benefit obligation	$500.1	$283.5	$356.7	$416.4
Fair value of plan assets	440.4	234.8	58.4	77.7

The following table presents information for the pension plans which have an accumulated benefit obligation in excess of the fair value of plan assets:

	Pension Benefits
(dollars in millions)	2005	2004
Accumulated benefit obligation	$499.1	$282.6
Fair value of plan assets	440.4	234.8

Additional Minimum Liability

An additional minimum pension liability adjustment was required in 2005 for the three pension plans as the accumulated benefit obligation exceeded the fair value of pension plan assets for each of those plans as of the measurement date. The additional minimum liability is recorded as an intangible asset to the extent the Company has unrecognized prior service costs with the remainder charged to accumulated other comprehensive loss, net of deferred tax assets. The Company’s additional minimum liability (before the effect of income taxes) was $103.8 million and $24.2 million at December 31, 2005 and 2004, respectively.

Contributions and Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years from the Company and the assets of the Company’s pension plans and postretirement health plans:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2006	$57.5	$24.5	$1.3
2007	39.5	25.2	1.5
2008	39.0	25.6	1.6
2009	39.1	25.9	1.7
2010	38.7	26.2	1.8
Years 2011-2015	184.7	124.3	11.1

Assumptions

The following are the weighted average assumptions used in accounting for the pension and postretirement benefit cost:

	Pension Benefits			Postretirement and Other Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.50%	6.00%	6.50%	5.46%	6.00%	6.50%
Expected long-term rate of return on pension and health plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
Expected long-term rate of return on group life plan assets	n/a	n/a	n/a	8.25%	8.00%	8.00%
Future compensation growth rate	4.10%	4.50%	4.50%	4.10%	4.50%	4.50%

The following are the weighted average assumptions used in accounting for and measuring the pension and postretirement benefit obligation:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2005	2004	2005	2004
Discount rate	5.50%	5.50%	5.50%	5.75%
Future compensation growth rate	4.10%	4.50%	4.10%	4.50%

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the participants’ benefit horizons, the mix of investments held directly by the plans, and the current view of expected future returns, which is influenced by historical averages.

Changes in actual asset return experience and discount rate assumptions can impact the Company’s operating results, financial position and cash flows. Actual asset return experience results in an increase or decrease in the asset base and this effect, in conjunction with a decrease in the pension discount rate, may result in a plan’s assets being less than a plan’s ABO.

The assumed health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2005, was 7.62% and is assumed to decrease gradually to 4.42% by the year 2011. In addition, a one-percentage point change in assumed health care cost trend rates would have the following effect on the postretirement benefit costs and obligation:

(dollars in millions)	1% Increase	1% Decrease
2005 service and interest costs	$1.7	$(1.3)
Postretirement benefit obligation at December 31, 2005	$22.1	$(17.6)

9. Minority Interest

Minority interest is comprised of the following:

	December 31,
(dollars in millions)	2005	2004

Minority interest in Cincinnati Bell Wireless held by Cingular	$27.5	$38.4
Other	0.7	0.8

Total	$28.2	$39.2

For the periods presented in these Consolidated Financial Statements, Cingular Wireless Corporation (“Cingular”), through its subsidiary AT&T PCS LLC (“AWE”), maintained a 19.9% ownership in the Company’s Wireless subsidiary, Cincinnati Bell Wireless LLC (“CBW”). The minority interest balance is adjusted as a function of AWE’s 19.9% share of the net income (or loss) of CBW, with an offsetting amount being reflected in the Consolidated Statements of Operations under the caption “Minority interest expense (income).” The operating agreement, which governs the operations of CBW, provides for a three member committee. The Company has the right to appoint all three representatives.

On February 14, 2006, Cingular exercised its contractual put right to require the Company to purchase Cingular’s 19.9% membership interest in CBW. Pursuant to the terms of the put right, the Company paid Cingular $83.2 million for its 19.9% interest in CBW. As a result, CBW is now a wholly-owned subsidiary of the Company. Refer to Note 21 for discussion of the transaction.

10. Shareowners’ Deficit

Common Shares

The par value of the Company’s common shares is $.01 per share. At December 31, 2005 and 2004, common shares outstanding were 247.2 million and 245.4 million, respectively. In 1999, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $200 million of common shares of the Company. The Company’s common shares outstanding are net of approximately 7.9 million shares at December 31, 2005 and 2004 that were repurchased by the Company under its share repurchase program and certain management deferred compensation arrangements for a total cost of $145.5 million at December 31, 2005 and $145.4 million at December 31, 2004.

Preferred Share Purchase Rights Plan

In 1997, the Company’s Board of Directors adopted a Share Purchase Rights Plan by granting a dividend of one preferred share purchase right for each outstanding common share to shareowners of record at the close of business on May 2, 1997. Under certain conditions, each right entitles the holder to purchase one-thousandth of a Series A Preferred Share. The rights cannot be exercised or transferred apart from common shares, unless a person or group acquires 15% or more, or 20% or more for certain groups, of the Company’s outstanding common shares. The rights will expire May 2, 2007, if they have not been redeemed. The plan was amended in 2002. Under the original plan, no single entity was allowed to hold 15% of the Company’s outstanding shares. The amendment increased the allowed threshold from 15% to 20% for an investment adviser within the meaning of the Investment Advisers Act of 1940, and/or its affiliates.

Preferred Shares

The Company is authorized to issue 1,357,299 voting preferred shares without par value and 1,000,000 nonvoting preferred shares without par value.

The Company issued 155,250 voting shares of 6 3/4% cumulative convertible preferred stock at stated value. These shares were subsequently deposited into a trust in which the underlying 155,250 shares are equivalent to 3,105,000 depositary shares. Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 1.44 shares of Company common stock per depositary share of 6 3/4% convertible preferred stock. Annual dividends on the outstanding 6 3/4% convertible preferred stock of $10.4 million are payable quarterly in arrears in cash, or in common stock in certain circumstances if cash payment is not legally permitted. The liquidation preference on the 6 3/4% preferred shares is $1,000 per share (or $50 per depositary share).

Warrants

As part of the issuance of the 16% Notes in March 2003, the purchasers of the 16% Notes received 17.5 million common stock warrants, which expire in March 2013, to purchase one share of Cincinnati Bell common stock at $3.00 each. Of the total gross proceeds received for the 16% Notes, $47.5 million was allocated to the fair value of the warrants using the Black-Scholes option-pricing model. This value less applicable issuance costs was recorded to “Additional paid-in capital” in the Consolidated Balance Sheets. Warrants for 50,000 shares were exercised in 2005, with no exercises in 2004 and 2003.

Accumulated Other Comprehensive Loss

The Company’s shareowners’ deficit includes an accumulated other comprehensive loss comprised of additional minimum pension liability adjustments, net of taxes, of $49.6 million and $5.5 million at December 31, 2005 and 2004, respectively. Refer to Note 8 for discussion of the adjustment recorded.

11. Commitments and Contingencies

Commitments

The Company leases certain circuits, facilities and equipment used in its operations. Total operating lease rental expenses were approximately $21.2 million, $24.8 million and $19.8 million in 2005, 2004, and 2003, respectively. Operating leases include tower site leases that provide for renewal options with fixed rent escalations beyond the initial lease term. In the fourth quarter of 2004, the Company recorded a $3.2 million adjustment related to prior periods to account for certain rent escalations associated with its tower site leases on a straight-line basis. These rent escalations are associated with lease renewal options that were deemed to be reasonably assured of renewal, thereby extending the initial term of the leases. The adjustment was not considered material to the current year or to any prior years’ earnings, earnings trends or individual financial statement line items.

At December 31, 2005, future minimum lease payments required under operating leases, excluding certain data center leases which are recorded as a restructuring liability (refer to Note 3), having initial or remaining non-cancelable lease terms in excess of one year are as follows:

(dollars in millions)
2006	$12.9
2007	14.3
2008	13.0
2009	12.3
2010	12.2
Thereafter	164.1

Total	$228.8

Vendor Concentration

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services, which remains in effect until June 30, 2008. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting and technical support services for the Company within CBT’s operating territory. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. During the second quarter of 2004, the Company and Convergys renegotiated the contract, the result of which extended the contract through December 31, 2010, reduced prices for certain services provided by Convergys, excluded certain third party costs and reduced the Company’s annual commitment in 2004 and 2005 to $35.0 million from $45.0 million. The Company paid a total amount of $36.1 million and $37.5 million under the contract in 2005 and 2004, respectively. Beginning in 2006, the minimum commitment will be reduced 5% annually.

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

Between November 18, 2002 and March 17, 2003, five putative class action lawsuits were filed against Broadwing Inc. and certain of its current and former officers and directors in the United States District Court for the Southern District of Ohio. Fidelity Management Investment Trust Company was also named as a defendant in these actions.

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

On October 6, 2004, the Judge issued a Scheduling Order in these matters. According to the Scheduling Order, discovery was permitted to commence immediately and was to have been completed by November 15, 2005. The trial was tentatively scheduled to take place in May 2006.

On February 22, 2006, the Company entered into a Stipulation and Agreement of Settlement of ERISA Actions (the “Agreement”) providing for the settlement of the consolidated case with no finding or admission of any wrongdoing by any of the defendants in the lawsuit. Under the Agreement, defendants are obligated to pay $11 million, which payment will be made on their behalf by their insurers, to a fund to settle the claims of, and obtain a release of all claims from, the class members. On March 13, 2006, the Court issued an order giving preliminary approval of the Agreement and scheduling a settlement fairness hearing on June 22, 2006. If the Agreement is given final approval by the Court after the fairness hearing, the Agreement will result in a dismissal of the case with prejudice and will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Cincinnati Bell Wireless Roaming Litigation

During 2004, a class action complaint against Cincinnati Bell Wireless Company and Cincinnati Bell Wireless, LLC was filed in Hamilton County, Ohio. The complaint alleges that the plaintiff and similarly-situated customers were wrongfully assessed roaming charges for wireless phone calls made or received within the Company’s Home Service Area and/or within major metropolitan areas on the AT&T Wireless Network. The complaint asserted several causes of action, including negligent and/or intentional misrepresentation, breach of contract, fraud, unjust enrichment, conversion and violation of the Ohio Consumer Sales Practices Act. The plaintiff sought economic and punitive damages on behalf of himself and all similarly-situated customers.

On January 31, 2005 and April 7, 2005, respectively, substantially similar class action complaints were filed in Kenton County, Kentucky and Montgomery County, Ohio.

During the second quarter of 2005, a tentative settlement agreement was reached in the above-referenced cases. On October 21, 2005, the settlement was approved by the court. Under the settlement, the Company was to establish a fund capped at $6 million from which customers who qualified and submitted a claim would receive a voucher of up to $50.00 toward certain Cincinnati Bell services. Customers who could demonstrate that they had applicable roaming charges in excess of $100.00 were eligible to be reimbursed for up to half of such charges in lieu of the $50.00 voucher. The period for submitting proofs of claim ended on October 28, 2005. One objector appealed the order approving the settlement, but the appeal was subsequently settled and dismissed. As a result, no roaming charge litigation remains pending. The number of claims received was substantially below the above-referenced cap and the settlement did not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Freedom Wireless vs. BCGI, et al

On September 16, 2005, Freedom Wireless filed a patent infringement action against 24 wireless service providers, including Cincinnati Bell Wireless (“CBW”). The suit alleges that the defendant wireless service providers are in violation of a patent owned by Freedom Wireless. CBW obtained its rights to use the technology in question through Boston Communications Group Inc. (“BCGI”). BCGI has acknowledged its obligation to indemnify CBW in accordance with the terms of the license agreement. This lawsuit was preceded by a direct patent infringement suit against BCGI by Freedom Wireless, in which BCGI was found liable. BCGI is appealing that verdict. CBW is not certain that BCGI will prevail in its appeal or whether BCGI will have sufficient financial resources to honor all of its indemnification obligations. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations and cash flows of the Company.

Indemnifications Related to the Sale of Broadband Assets

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

In order to determine the fair value of the indemnity obligations and warranties provided to the buyer of the broadband assets, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. For 2003, the analysis originally resulted in a $7.8 million estimated fair value of the indemnity obligations, which was included in other liabilities and was reflected as a reduction of the 2003 gain on sale of broadband assets in the Consolidated Statement of Operations. In 2004, the Company decreased the liability related to the indemnity obligations to $4.1 million due to the expiration of the general representations and warranties and no broker warranties, and recorded $3.7 million as a gain on sale of broadband assets in the Consolidated Statement of Operations. In 2005, no additional representations or warranties expired. Based on the updated probability-weighted discounted analysis, the estimated fair value of the indemnity obligations remained unchanged at $4.1 million at December 31, 2005.

In order to determine the fair value of the indemnity obligations and warranties provided under the legal settlement agreements, the Company utilized a best estimates approach when possible and for certain transactions performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and certain scenarios within the range of possibilities. The Company also provided an indemnity with respect to a legal settlement associated to a broadband construction dispute. For the year ended December 31, 2003, the analysis resulted in a $3.2 million estimated fair value of the indemnity obligations, which was included in other liabilities and was reflected as other operating expense in the Consolidated Statement of Operations. In 2005 and 2004, the Company paid approximately $0.2 million and $2.7 million, respectively, related to these indemnity obligations. At December 31, 2005 and 2004, $0.3 million and $0.5 million, respectively, remained in other liabilities related to the indemnity for certain representations and warranties provided under the terms of the legal settlement agreement.

12. Income Taxes

Income tax provision (benefit) consists of the following:

	Year Ended December 31,
(dollars in millions)	2005	2004	2003
Current:
Federal	$1.0	$(0.5)	$—
State and local	1.2	1.5	1.0

Total current	2.2	1.0	1.0
Investment tax credits	(0.5)	(0.3)	(0.6)
Deferred:
Federal	(21.2)	52.8	194.3
State and local	34.1	10.4	(76.6)

Total deferred	12.9	63.2	117.7
Valuation allowance	39.7	(27.8)	(946.9)

Total	$54.3	$36.1	$(828.8)

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2005	2004	2003
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	35.3	10.5	(11.9)
Change in valuation allowance, net of federal income tax expense	(390.1)	(18.0)	(225.5)
State law changes	(120.7)	—	—
Dividends on 12 1/2% exchangeable preferred stock	—	—	2.7
Nondeductible interest expense	(72.7)	7.7	1.8
Other differences, net	(19.2)	0.8	(0.8)

Effective rate	(532.4)%	36.0%	(198.7)%

The total income tax expense (benefit) recognized by the Company consists of the following:

	Year Ended December 31,
(dollars in millions)	2005	2004	2003

Income tax provision (benefit) related to:
Continuing operations	$54.3	$36.1	$(828.8)
Other comprehensive income (loss)	(24.6)	(2.2)	5.7
Cumulative effect of change in accounting principle	—	—	47.5

Total income tax provision (benefit)	$29.7	$33.9	$(775.6)

On June 30, 2005, legislation was passed in the state of Ohio instituting a gross receipts tax and phasing out Ohio’s corporate franchise and income tax over a five year period. As a result of this legislation, the Company does not expect it will be able to realize income tax benefits associated with $47.5 million of deferred tax assets previously recorded, of which approximately $36.5 million relates to Ohio net operating losses. The remaining amount of approximately $11 million relates to the revaluation of other Ohio deferred tax assets to estimates of future realizable value. Therefore, the Company recognized additional income tax expense of approximately $47.5 million in 2005. This additional income tax expense is based upon projections of taxable income, timing of reversing temporary differences, and the Company’s current business structure.

The Company recognized an income tax benefit from the exercise of certain stock options in 2005, 2004, and 2003 of $0.1 million, $1.3 million, and $0.6 million, respectively. This benefit resulted in a decrease in current income taxes payable and an increase in additional paid in capital.

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
(dollars in millions)	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$817.3	$860.6
Pension and postretirement benefits	58.7	17.2
Other	31.9	38.0

Total deferred tax assets	907.9	915.8
Valuation allowance	(183.9)	(144.2)

Total deferred income tax assets, net of valuation allowance	724.0	771.6

Deferred tax liabilities:
Property, plant and equipment	32.1	27.4
Federal deferred liability on state deferred tax assets	11.3	36.4

Total deferred tax liabilities	43.4	63.8

Net deferred tax assets	$680.6	$707.8

As of December 31, 2005, the Company had approximately $1,747.7 million of federal operating loss tax carryforwards, with a deferred tax asset value of $611.7 million, and $205.6 million in deferred tax assets related to state and local operating loss tax carryforwards. Tax loss carryforwards will generally expire between 2017 and 2023. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards. The Company had a valuation allowance of $183.9 million and $144.2 million for the years ended December 31, 2005 and 2004, respectively. The net increase in the valuation allowance of $39.7 million during 2005 was primarily due to a change in future utilization estimates of state net operating loss carryforwards.

The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible, and prior to the expiration of the net operating loss carryforwards. The Company concluded, due to the sale of the broadband business and the historical and future projected earnings of the remaining businesses, that the Company will utilize future deductions and available net operating loss carryforwards prior to their expiration. The Company also concluded that it was more likely than not that certain state tax loss carryforwards would not be realized based upon the analysis described above and therefore provided a valuation allowance.

In February 2006, the Kentucky Revenue Cabinet issued state tax regulations which may limit the Company’s ability to use its state net operating loss carryforwards against future state taxable income. The Company expects this will result in a one-time income tax charge of approximately $4 million in the first quarter of 2006.

13. Stock-Based Compensation Plans

During 2005 and in prior years, certain employees and directors of the Company were granted stock options and other stock-based awards under the Company’s Long-Term Incentive Plans (“Company LTIP”). Under the Company LTIP, options are granted with exercise prices that are no less than market value of the stock at the grant date. Generally, stock options and stock appreciation rights have ten-year terms and vesting terms of three to five years. The numbers of shares authorized and available for grant under these plans were approximately 78.3 million and 35.4 million, respectively, at December 31, 2005.

On December 30, 2005, the Company accelerated the vesting of all “out-of-the-money” options, defined as those options for which the option exercise price was greater than the closing market price on December 30, 2005 of the Company’s common stock. The Company also immediately vested 1,673,700 options that were granted in December 2005. Restrictions were placed on the December 2005 option grant, such that the recipient’s right to sell any shares obtained upon exercise of the options were limited to 28% upon the first anniversary of the grant, and an additional 3% per month in each of the 24 months thereafter. These selling restrictions do not represent a substantive service period, and the restrictions lapse in the event that the option holder’s employment with the Company terminates. The Company estimates that the impact on pro forma expense, as disclosed in Note 1, was $3.4 million, net of tax, in 2005 as a result of the vesting of all out-of-the-money options and the December 2005 grant.

The decision to accelerate the vesting of the out-of-the-money options and to fully vest the December 2005 option grant was made primarily to reduce compensation expense that otherwise would have been recorded in future periods following the Company’s adoption in 2006 of SFAS 123(R). Additionally, the Company believes this action further enhances management’s focus on shareholder return and is in the best interest of the Company’s shareholders.

Presented below is a summary of the status of outstanding Company stock options issued to employees and related transactions (shares in thousands):

	Shares	Weighted Average Exercise Price
Company options held by employees and directors at December 31, 2002	36,487	$14.80
Granted	4,167	5.58
Exercised	(620)	3.57
Forfeited/expired	(10,027)	15.61

Company options held by employees and directors at December 31, 2003	30,007	13.45
Granted	2,198	3.98
Exercised	(854)	3.55
Forfeited/expired	(6,987)	16.58

Company options held by employees and directors at December 31, 2004	24,364	12.06
Granted	2,163	4.06
Exercised	(722)	3.48
Forfeited/expired	(2,977)	14.38

Company options held by employees and directors at December 31, 2005	22,828	$11.28

The following table summarizes the status of Company stock options outstanding and exercisable at December 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.88 to $4.00	5,976	8.40	$3.69	5,976	$3.69
$4.06 to $7.27	4,970	7.26	5.68	4,970	5.68
$7.68 to $16.18	5,558	3.77	12.09	5,558	12.09
$16.42 to $23.53	4,901	3.88	19.26	4,901	19.26
$23.69 to $38.19	1,423	4.11	32.10	1,423	32.10

Total	22,828	5.79	$11.28	22,828	$11.28

As of December 31, 2005, 2004, and 2003, there were 22.8 million, 18.7 million, and 21.2 million options exercisable, respectively.

The Company granted 809,700 shares of performance restricted stock during 2005, which vest over three years and upon achievement of certain performance-based objectives. The Company also issued 27,400 shares of non-performance restricted stock in the third quarter of 2005, 23,600 of which vest after one year. The remaining shares vest in one-third increments over a three year period. The fair value of the restricted stock at the date of grant ranged from $4.30 per share to $4.60 per share. The Company granted 140,000 shares of non-performance restricted stock during 2004, which vest after two years, and had a fair value at the date granted of $5.43 per share. The Company recognized $1.8 million of expense in 2005 and $0.3 million of expense in both 2004 and 2003 related to restricted stock compensation.

In December 2003, the Company announced an additional stock option grant. Each management employee was granted 1,000 options and each hourly employee was granted 300 options to purchase common shares at an exercise price of $5.66. The options vest over a period of three years and expire ten years from the date of grant.

14. Business Segment Information

The Company’s segments are strategic business units that offer distinct products and services and are aligned with specific subsidiaries of the Company. The Company operates in five business segments: Local, Wireless, Hardware and Managed Services, Other, and Broadband, as described below.

The Local segment provides local voice telephone service, including dozens of enhanced custom calling features, and data services, to customers in southwestern Ohio, northern Kentucky and southeastern Indiana.

The Wireless segment consists of the operations of the CBW subsidiary, a venture in which, for the periods presented in these Consolidated Financial Statements, the Company owns 80.1% and Cingular, through its subsidiary AWE, owns the remaining 19.9% (refer to Note 21 regarding the Company’s February 2006 purchase of Cingular’s interest). This segment provides advanced, digital voice and data communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas.

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

The Other segment combines the operations of Cincinnati Bell Any Distance Inc. (“CBAD”), Cincinnati Bell Complete Protection (“CBCP”), the Company’s payphone business (“Public”), and Cincinnati Bell Entertainment Inc. (“CBE”). CBAD resells long distance voice and audio-conferencing services, CBCP provides security and surveillance hardware and monitoring services for consumers and businesses, Public provides public payphone services, and CBE intends to provide entertainment services. In the fourth quarter of 2004, the Company sold its payphone assets located at correctional institutions and those outside of the Company’s operating area for $1.4 million.

The Broadband segment no longer has any substantive, on-going operations. In 2003, the Company sold substantially all of its broadband assets (refer to Note 16), which were reported in the Broadband segment. Broadband segment 2003 operating income of $344.5 million was primarily comprised of the gain on sale of the broadband assets of $336.7 million. Operating income for 2004 of $10.7 million is due to reversal of certain operating tax reserves, adjustment of restructuring reserves for termination of contractual obligations, proceeds received from the sale of assets previously written off, and gain on sale of broadband assets of $3.7 million due to the expiration of certain indemnities to the buyer. Broadband operating income for 2005 of $12.3 million is primarily comprised of reversal of certain operating tax reserves totaling $11.2 million, which is reflected as a reduction of “Selling, general and administrative” in the Consolidated Statements of Operations.

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

In 2005, “Asset impairments and other charges” in the Consolidated Statements of Operations of $41.7 million is composed of the TDMA asset impairment charge of $42.3 million (refer to Note 4), partially offset by gains on sale of assets previously written off in the Broadband segment. In 2004, “Asset impairments and other charges” of $3.2 million is composed of Wireless charges of $5.9 million on certain assets and intangibles, partially offset by $1.5 million of gains on sale of assets previously written off in the Broadband segment and the gain on sale of out-of-territory assets in the Hardware and Managed Services segment. In 2003, “Asset impairments and other charges” of $8.8 million is composed of charges of $5.8 million in the Broadband segment, primarily related to a settlement related to a broadband network construction contract, $3.6 million in the Other segment for an asset impairment charge on public payphone assets, and a charge of $0.6 million in the Local segment, partially offset by gains on asset sales of $1.1 million in the Hardware and Managed Services segment.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment. The Company’s business segment information is as follows:

	Year Ended December 31,
(dollars in millions)	2005	2004	2003
Revenue
Local	$755.6	$761.7	$774.5
Wireless	237.5	261.7	259.5
Hardware and managed services	172.7	134.7	162.8
Other	77.7	78.6	81.1
Broadband	—	—	332.4
Intersegment	(33.9)	(29.6)	(52.5)

Total revenue	$1,209.6	$1,207.1	$1,557.8

Intersegment revenue
Local	$25.6	$21.1	$27.1
Wireless	2.7	2.1	1.1
Hardware and managed services	2.6	4.5	4.4
Other	3.0	1.9	0.6
Broadband	—	—	19.3

Total intersegment revenue	$33.9	$29.6	$52.5

Operating income
Local	$276.1	$279.1	$282.7
Wireless	(51.7)	(1.4)	60.2
Hardware and managed services	13.4	12.7	17.5
Other	26.6	18.0	6.5
Broadband	12.3	10.7	344.5
Corporate and eliminations	(17.9)	(19.8)	(27.4)

Total operating income	$258.8	$299.3	$684.0

Capital expenditures
Local	$94.3	$80.1	$81.0
Wireless	39.1	32.4	40.2
Hardware and managed services	7.2	15.6	0.6
Other	2.4	5.7	0.9
Broadband	—	—	3.6
Corporate and eliminations	—	0.1	0.1

Total capital expenditures	$143.0	$133.9	$126.4

Depreciation and amortization
Local	$108.2	$117.2	$125.7
Wireless	61.5	67.4	38.8
Hardware and managed services	2.3	1.1	0.7
Other	1.9	1.7	2.1
Broadband	0.1	—	1.9
Corporate and eliminations	0.7	0.3	0.5

Total depreciation and amortization	$174.7	$187.7	$169.7

Assets (at December 31, 2005 and 2004)
Local	$721.4	$717.1
Wireless	274.2	371.6
Hardware and managed services	90.7	60.8
Other	101.4	124.1
Broadband	2.7	2.9
Corporate and eliminations	672.9	682.2

Total assets	$1,863.3	$1,958.7

Details of the Company’s service and product revenues are as follows:

	Year Ended December 31,
(dollars in millions)	2005	2004	2003
Service revenue
Wireline	$793.9	$798.8	$807.8
Wireless	212.4	240.0	245.3
Managed and data center services	37.1	23.4	25.4
Telephony installation and maintenance	20.1	21.0	20.2
Other	13.4	25.2	38.1
Broadband	—	—	313.2

Total service revenue	$1,076.9	$1,108.4	$1,450.0

Product revenue
Handsets and accessories	$22.4	$19.6	$13.1
IT and computer-related equipment	80.2	51.6	63.1
Telephony and other equipment	30.1	27.5	31.6

Total product revenue	$132.7	$98.7	$107.8

15. Supplemental Cash Flow Information

	Year ended December 31,
(dollars in millions)	2005	2004	2003
Capitalized interest expense	$0.6	$0.6	$1.0
Cash paid for:
Interest (net of amount capitalized)	155.1	158.8	122.0
Income taxes (net of refunds)	2.1	2.3	0.3
Noncash investing and financing activities:
Decrease in minority interest due to accretion of 12 1/2% exchangeable preferred stock	—	—	(2.0)
(Increase) decrease in assets due to capital lease transactions	(11.4)	—	6.2
Increase (decrease) in liabilities due to capital lease transactions	11.4	—	(14.0)
Decrease of long-term debt due to exchange of 12 1/2% exchangeable preferred stock and 9% Notes to common stock	—	—	(524.9)
Issuance of common stock in exchange for the 12 1/2% exchangeable preferred stock and 9% Notes	—	—	532.9

16. Sale of Broadband Assets

During 2003, certain of BRCOM’s subsidiaries sold substantially all of their operating assets. The buyer paid a cash purchase price of $82.7 million in 2003, and the selling subsidiaries also received a 3% equity interest in the buyer. The Company recorded a gain on sale of broadband assets of $336.7 million as follows (dollars in millions):

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

The Company has indemnified the buyers of the broadband business against certain potential claims. The Company recorded an indemnity obligation of $7.8 million based on its estimate of the fair value of the indemnity obligation using a probability-weighted discounted cash flow analysis. This liability was included in other noncurrent liabilities and was reflected as a reduction of the gain on sale of broadband assets in the Consolidated Statement of Operations in 2003. In 2004, the Company decreased the liability related to the indemnity obligation to $4.1 million and recorded $3.7 million as a gain on sale of broadband assets in the Consolidated Statement of Operations. The liability related to the indemnity obligation remains at $4.1 million at December 31, 2005.

In accordance with the purchase agreement, the buyer of the broadband business provided the BRCOM selling subsidiaries with a calculation of cash EBITDA (as defined in the purchase agreement) minus capital expenditures for the broadband business for the period from July 1, 2003 to July 1, 2004. The broadband business fell short of the required level, and in November 2004, the Company paid the buyer $10.0 million as a final purchase price adjustment. The Company had previously recorded in 2003 the $10.0 million liability related to this purchase price adjustment.

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

17. Senior Executive Bonuses and Termination Benefits

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

18. Supplemental Guarantor Information — Cincinnati Bell Telephone Notes

CBT, a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), has $230.0 million in notes outstanding that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. In the fourth quarter of 2005, Cincinnati Bell Public Communications merged into the Parent Company. The financial information presented below combines Cincinnati Bell Public Communications and the Parent Company for all periods presented. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the condensed consolidating balance sheets of the Company as of December 31, 2005 and 2004 and the condensed consolidating statements of operations and cash flows for the three years ended December 31, 2005, 2004, and 2003 of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Year ended December 31, 2005
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$4.5	$755.6	$483.4	$(33.9)	$1,209.6
Operating costs and expenses	23.2	479.5	482.0	(33.9)	950.8

Operating income (loss)	(18.7)	276.1	1.4	—	258.8
Equity in earnings of subsidiaries, net of tax	115.0	—	—	(115.0)	—
Interest expense	168.1	16.9	37.1	(37.7)	184.4
Loss on extinguishment of debt	99.8	—	—	—	99.8
Other expense (income), net	(25.2)	(5.9)	(21.8)	37.7	(15.2)

Income (loss) before income taxes	(146.4)	265.1	(13.9)	(115.0)	(10.2)
Income tax expense (benefit)	(81.9)	99.8	36.4	—	54.3

Net income (loss)	(64.5)	165.3	(50.3)	(115.0)	(64.5)
Preferred stock dividends	10.4	—	—	—	10.4

Net income (loss) applicable to common shareowners	$(74.9)	$165.3	$(50.3)	$(115.0)	$(74.9)

	Year ended December 31, 2004
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$10.6	$761.7	$464.4	$(29.6)	$1,207.1
Operating costs and expenses	32.2	482.6	422.6	(29.6)	907.8

Operating income (loss)	(21.6)	279.1	41.8	—	299.3
Equity in earnings of subsidiaries, net of tax	176.9	—	—	(176.9)	—
Interest expense	185.6	17.5	25.5	(25.3)	203.3
Other expense (income), net	(21.7)	(1.2)	(6.7)	25.3	(4.3)

Income (loss) before income taxes	(8.6)	262.8	23.0	(176.9)	100.3
Income tax expense (benefit)	(72.8)	101.9	7.0	—	36.1

Net income (loss)	64.2	160.9	16.0	(176.9)	64.2
Preferred stock dividends	10.4	—	—	—	10.4

Net income (loss) applicable to common shareowners	$53.8	$160.9	$16.0	$(176.9)	$53.8

	Year ended December 31, 2003
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$12.8	$820.4	$776.5	$(51.9)	$1,557.8
Operating costs and expenses	43.6	524.3	357.8	(51.9)	873.8

Operating income (loss)	(30.8)	296.1	418.7	—	684.0
Equity in earnings of subsidiaries, net of tax	1,163.0	—	—	(1,163.0)	—
Interest expense	186.2	20.8	71.2	(60.4)	217.8
Other expense (income), net	(27.7)	(10.9)	27.2	60.4	49.0

Income (loss) before income taxes and cumulative effect of change in accounting principle	973.7	286.2	320.3	(1,163.0)	417.2
Income tax expense (benefit)	(272.3)	95.2	(651.7)	—	(828.8)

Income (loss) before cumulative effect of change in accounting principle	1,246.0	191.0	972.0	(1,163.0)	1,246.0
Cumulative effect of change in accounting principle, net of tax	85.9	86.3	(0.4)	(85.9)	85.9

Net income (loss)	1,331.9	277.3	971.6	(1,248.9)	1,331.9
Preferred stock dividends	10.4	—	—	—	10.4

Net income (loss) applicable to common shareowners	$1,321.5	$277.3	$971.6	$(1,248.9)	$1,321.5

Condensed Consolidating Balance Sheets

	As of December 31, 2005
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$23.9	$1.3	$0.5	$—	$25.7
Receivables, net	2.9	75.2	82.8	—	160.9
Other current assets	12.5	29.4	85.3	(20.3)	106.9

Total current assets	39.3	105.9	168.6	(20.3)	293.5
Property, plant and equipment, net	0.2	603.0	197.2	—	800.4
Goodwill and licenses, net	—	—	76.7	—	76.7
Investments in and advances to subsidiaries	995.6	—	—	(995.6)	—
Other noncurrent assets	321.9	12.5	415.1	(56.8)	692.7

Total assets	$1,357.0	$721.4	$857.6	$(1,072.7)	$1,863.3

Current portion of long-term debt	$4.0	$2.5	$4.8	$—	$11.3
Accounts payable	0.2	36.9	32.7	—	69.8
Other current liabilities	88.4	66.7	42.7	(1.4)	196.4

Total current liabilities	92.6	106.1	80.2	(1.4)	277.5
Long-term debt, less current portion	1,826.3	237.1	10.0	—	2,073.4
Other noncurrent liabilities	175.8	80.9	40.9	(75.7)	221.9
Intercompany payables	—	31.7	469.4	(501.1)	—

Total liabilities	2,094.7	455.8	600.5	(578.2)	2,572.8
Minority interest	—	—	28.2	—	28.2
Shareowners’ equity (deficit)	(737.7)	265.6	228.9	(494.5)	(737.7)

Total liabilities and shareowners’ equity (deficit)	$1,357.0	$721.4	$857.6	$(1,072.7)	$1,863.3

	As of December 31, 2004
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$22.7	$1.4	$0.8	$—	$24.9
Receivables, net	3.4	67.6	68.0	—	139.0
Other current assets	13.8	24.6	62.4	(11.5)	89.3

Total current assets	39.9	93.6	131.2	(11.5)	253.2
Property, plant and equipment, net	1.1	612.0	244.6	—	857.7
Goodwill and licenses, net	—	—	76.7	—	76.7
Investments in and advances to subsidiaries	1,063.1	—	—	(1,063.1)	—
Other noncurrent assets	320.3	11.5	484.9	(45.6)	771.1

Total assets	$1,424.4	$717.1	$937.4	$(1,120.2)	$1,958.7

Current portion of long-term debt	$4.3	$24.1	$1.7	$—	$30.1
Accounts payable	0.2	34.6	24.1	—	58.9
Other current liabilities	77.4	75.2	53.9	1.9	208.4

Total current liabilities	81.9	133.9	79.7	1.9	297.4
Long-term debt, less current portion	1,870.2	240.7	0.2	—	2,111.1
Other noncurrent liabilities	96.8	67.0	30.7	(59.0)	135.5
Intercompany payables	—	23.9	547.6	(571.5)	—

Total liabilities	2,048.9	465.5	658.2	(628.6)	2,544.0
Minority interest	—	—	39.2	—	39.2
Shareowners’ equity (deficit)	(624.5)	251.6	240.0	(491.6)	(624.5)

Total liabilities and shareowners’ equity (deficit)	$1,424.4	$717.1	$937.4	$(1,120.2)	$1,958.7

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2005
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(22.5)	$258.4	$86.4	$—	$322.3

Capital expenditures	—	(94.3)	(48.7)	—	(143.0)
Other investing activities	(1.1)	1.5	(0.1)	—	0.3

Cash flows used in investing activities	(1.1)	(92.8)	(48.8)	—	(142.7)

Dividends from subsidiaries to Parent, net	181.4	(143.4)	(38.0)	—	—
Issuance of long-term debt	752.0	—	0.1	—	752.1
Repayment of debt	(879.1)	(24.2)	—	—	(903.3)
Other financing activities	(29.5)	1.9	—	—	(27.6)

Cash flows provided by (used in) financing activities	24.8	(165.7)	(37.9)	—	(178.8)

Increase (decrease) in cash and cash equivalents	1.2	(0.1)	(0.3)	—	0.8
Beginning cash and cash equivalents	22.7	1.4	0.8	—	24.9

Ending cash and cash equivalents	$23.9	$1.3	$0.5	$—	$25.7

	Year ended December 31, 2004
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(34.9)	$251.1	$84.5	$—	$300.7

Capital expenditures	(0.1)	(80.1)	(53.7)	—	(133.9)
Proceeds from sale of assets	1.4	—	1.9	—	3.3
Other investing activities	3.3	3.0	—	—	6.3

Cash flows provided by (used in) investing activities	4.6	(77.1)	(51.8)	—	(124.3)

Dividends from subsidiaries to Parent, net	206.8	(173.4)	(33.4)	—	—
Repayment of debt	(169.5)	(3.0)	0.7	—	(171.8)
Other financing activities	(7.8)	2.1	—	—	(5.7)

Cash flows provided by (used in) financing activities	29.5	(174.3)	(32.7)	—	(177.5)

Decrease in cash and cash equivalents	(0.8)	(0.3)	—	—	(1.1)
Beginning cash and cash equivalents	23.5	1.7	0.8	—	26.0

Ending cash and cash equivalents	$22.7	$1.4	$0.8	$—	$24.9

	Year ended December 31, 2003
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$340.2	$277.3	$(306.9)	$—	$310.6

Capital expenditures	(0.4)	(81.0)	(45.0)	—	(126.4)
Proceeds from sale of broadband assets	—	—	82.7	—	82.7
Other investing activities	3.2	—	(2.3)	—	0.9

Cash flows provided by (used in) investing activities	2.8	(81.0)	35.4	—	(42.8)

Capital contributions and dividends to Parent, net	(300.2)	(173.0)	473.2	—	—
Issuance of long-term debt	1,390.0	—	—	—	1,390.0
Repayment of debt	(1,371.3)	(24.2)	(195.1)	—	(1,590.6)
Other financing activities	(76.6)	—	(9.5)	—	(86.1)

Cash flows provided by (used in) financing activities	(358.1)	(197.2)	268.6	—	(286.7)

Decrease in cash and cash equivalents	(15.1)	(0.9)	(2.9)	—	(18.9)
Beginning cash and cash equivalents	38.6	2.6	3.7	—	44.9

Ending cash and cash equivalents	$23.5	$1.7	$0.8	$—	$26.0

19. Supplemental Guarantor Information — 7 1/4% Senior Notes Due 2013, 7% Senior Notes Due 2015, and 8 3/8% Senior Subordinated Notes Due 2014

The Company’s 7 1/4% Senior Notes due 2013, 7% Senior Notes due 2015, and 8 3/8% Senior Subordinated Notes due 2014 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc. (f/k/a ZoomTown.com Inc.), Cincinnati Bell Complete Protection Inc., BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless Holdings LLC, BCSIVA Inc., BRCOM Inc., Cincinnati Bell Technology Solutions Inc., and IXC Internet Services Inc. In the fourth quarter of 2005, Cincinnati Bell Public Communications merged into the Parent Company. The financial information presented below combines Cincinnati Bell Public Communications and the Parent Company for all periods presented. The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

Effective February 14, 2006, the Company paid Cingular $83.2 million for its 19.9% interest in Cincinnati Bell Wireless LLC (“CBW LLC”). As a result, CBW LLC becomes a wholly-owned subsidiary of the Company, and as such, also becomes a guarantor as of that date. Had the Company acquired the minority interest of CBW LLC on January 1, 2005, the 2005 net income for the guarantors would have decreased $11.0 million, which represents Cingular’s share of the 2005 losses of CBW LLC. Total assets of CBW LLC were $258.9 million at December 31, 2005. See Subsequent Event Note 21.

The following information sets forth the condensed consolidating balance sheets of the Company as of December 31, 2005 and 2004 and the condensed consolidating statements of operations and cash flows for the three years ended December 31, 2005, 2004, and 2003 of (1) the Parent Company, as the issuer (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Year ended December 31, 2005
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$4.5	$298.3	$940.7	$(33.9)	$1,209.6
Operating costs and expenses	23.2	249.0	712.5	(33.9)	950.8

Operating income (loss)	(18.7)	49.3	228.2	—	258.8
Equity in earnings (loss) of subsidiaries, net of tax	115.0	(55.4)	—	(59.6)	—
Interest expense	168.1	33.9	20.1	(37.7)	184.4
Loss on extinguishment of debt	99.8	—	—	—	99.8
Other expense (income), net	(25.2)	(22.6)	(5.1)	37.7	(15.2)

Income (loss) before income taxes	(146.4)	(17.4)	213.2	(59.6)	(10.2)
Income tax expense (benefit)	(81.9)	36.6	99.6	—	54.3

Net income (loss)	(64.5)	(54.0)	113.6	(59.6)	(64.5)
Preferred stock dividends	10.4	—	—	—	10.4

Net income (loss) applicable to common shareowners	$(74.9)	$(54.0)	$113.6	$(59.6)	$(74.9)

	Year ended December 31, 2004
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$10.6	$261.6	$964.5	$(29.6)	$1,207.1
Operating costs and expenses	32.2	221.5	683.7	(29.6)	907.8

Operating income (loss)	(21.6)	40.1	280.8	—	299.3
Equity in earnings (loss) of subsidiaries, net of tax	176.9	(2.5)	—	(174.4)	—
Interest expense	185.6	16.6	20.0	(18.9)	203.3
Other expense (income), net	(21.7)	(0.7)	(0.8)	18.9	(4.3)

Income (loss) before income taxes	(8.6)	21.7	261.6	(174.4)	100.3
Income tax expense (benefit)	(72.8)	5.8	103.1	—	36.1

Net income (loss)	64.2	15.9	158.5	(174.4)	64.2
Preferred stock dividends	10.4	—	—	—	10.4

Net income (loss) applicable to common shareowners	$53.8	$15.9	$158.5	$(174.4)	$53.8

	Year ended December 31, 2003
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$12.8	$647.8	$949.1	$(51.9)	$1,557.8
Operating costs and expenses	43.6	282.1	600.0	(51.9)	873.8

Operating income (loss)	(30.8)	365.7	349.1	—	684.0
Equity in earnings of subsidiaries, net of tax	1,163.0	56.4	—	(1,219.4)	—
Interest expense	186.2	68.3	23.7	(60.4)	217.8
Other expense (income), net	(27.7)	24.7	(8.4)	60.4	49.0

Income (loss) before income taxes and cumulative effect of change in accounting principle	973.7	329.1	333.8	(1,219.4)	417.2
Income tax expense (benefit)	(272.3)	(648.7)	92.2	—	(828.8)

Income (loss) before cumulative effect of change in accounting principle	1,246.0	977.8	241.6	(1,219.4)	1,246.0
Cumulative effect of change in accounting principle, net of tax	85.9	0.2	85.7	(85.9)	85.9

Net income (loss)	1,331.9	978.0	327.3	(1,305.3)	1,331.9
Preferred stock dividends	10.4	—	—	—	10.4

Net income (loss) applicable to common shareowners	$1,321.5	$978.0	$327.3	$(1,305.3)	$1,321.5

Condensed Consolidating Balance Sheets

	As of December 31, 2005
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$23.9	$0.1	$1.7	$—	$25.7
Receivables, net	2.9	71.2	86.8	—	160.9
Other current assets	12.5	79.6	35.1	(20.3)	106.9

Total current assets	39.3	150.9	123.6	(20.3)	293.5
Property, plant and equipment, net	0.2	42.7	757.5	—	800.4
Goodwill and licenses, net	—	10.3	66.4	—	76.7
Investments in and advances to subsidiaries	995.6	202.4	—	(1,198.0)	—
Other noncurrent assets	321.9	415.7	11.9	(56.8)	692.7

Total assets	$1,357.0	$822.0	$959.4	$(1,275.1)	$1,863.3

Current portion of long-term debt	$4.0	$4.8	$2.5	$—	$11.3
Accounts payable	0.2	29.8	39.8	—	69.8
Other current liabilities	88.4	17.7	91.7	(1.4)	196.4

Total current liabilities	92.6	52.3	134.0	(1.4)	277.5
Long-term debt, less current portion	1,826.3	10.0	237.1	—	2,073.4
Other noncurrent liabilities	175.8	28.2	93.6	(75.7)	221.9
Intercompany payables	—	473.2	95.7	(568.9)	—

Total liabilities	2,094.7	563.7	560.4	(646.0)	2,572.8
Minority interest	—	28.2	—	—	28.2
Shareowners’ equity (deficit)	(737.7)	230.1	399.0	(629.1)	(737.7)

Total liabilities and shareowners’ equity (deficit)	$1,357.0	$822.0	$959.4	$(1,275.1)	$1,863.3

	As of December 31, 2004
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$22.7	$0.2	$2.0	$—	$24.9
Receivables, net	3.4	53.4	82.2	—	139.0
Other current assets	13.8	57.7	29.3	(11.5)	89.3

Total current assets	39.9	111.3	113.5	(11.5)	253.2
Property, plant and equipment, net	1.1	26.4	830.2	—	857.7
Goodwill and licenses, net	—	10.3	66.4	—	76.7
Investments in and advances to subsidiaries	1,063.1	274.2	—	(1,337.3)	—
Other noncurrent assets	320.3	485.5	10.9	(45.6)	771.1

Total assets	$1,424.4	$907.7	$1,021.0	$(1,394.4)	$1,958.7

Current portion of long-term debt	$4.3	$1.7	$24.1	$—	$30.1
Accounts payable	0.2	31.4	27.3	—	58.9
Other current liabilities	77.4	27.1	102.0	1.9	208.4

Total current liabilities	81.9	60.2	153.4	1.9	297.4
Long-term debt, less current portion	1,870.2	0.2	240.7	—	2,111.1
Other noncurrent liabilities	96.8	19.1	78.6	(59.0)	135.5
Intercompany payables	—	543.2	111.8	(655.0)	—

Total liabilities	2,048.9	622.7	584.5	(712.1)	2,544.0
Minority interest	—	39.2	—	—	39.2
Shareowners’ equity (deficit)	(624.5)	245.8	436.5	(682.3)	(624.5)

Total liabilities and shareowners’ equity (deficit)	$1,424.4	$907.7	$1,021.0	$(1,394.4)	$1,958.7

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2005
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(22.5)	$38.9	$305.9	$—	$322.3

Capital expenditures	—	(12.5)	(130.5)	—	(143.0)
Other investing activities	(1.1)	1.4	—	—	0.3

Cash flows used in investing activities	(1.1)	(11.1)	(130.5)	—	(142.7)

Dividends from subsidiaries to Parent, net	181.4	(29.9)	(151.5)	—	—
Issuance of long-term debt	752.0	0.1	—	—	752.1
Repayment of debt	(879.1)	—	(24.2)	—	(903.3)
Other financing activities	(29.5)	1.9	—	—	(27.6)

Cash flows provided by (used in) financing activities	24.8	(27.9)	(175.7)	—	(178.8)

Increase (decrease) in cash and cash equivalents	1.2	(0.1)	(0.3)	—	0.8
Beginning cash and cash equivalents	22.7	0.2	2.0	—	24.9

Ending cash and cash equivalents	$23.9	$0.1	$1.7	$—	$25.7

	Year ended December 31, 2004
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(34.9)	$93.0	$242.6	$—	$300.7

Capital expenditures	(0.1)	(24.2)	(109.6)	—	(133.9)
Proceeds from sale of assets	1.4	1.9	—	—	3.3
Other investing activities	3.3	—	3.0	—	6.3

Cash flows provided by (used in) investing activities	4.6	(22.3)	(106.6)	—	(124.3)

Dividends from subsidiaries to Parent, net	206.8	(71.3)	(135.5)	—	—
Repayment of debt	(169.5)	0.7	(3.0)	—	(171.8)
Other financing activities	(7.8)	—	2.1	—	(5.7)

Cash flows provided by (used in) financing activities	29.5	(70.6)	(136.4)	—	(177.5)

Increase (decrease) in cash and cash equivalents	(0.8)	0.1	(0.4)	—	(1.1)
Beginning cash and cash equivalents	23.5	0.1	2.4	—	26.0

Ending cash and cash equivalents	$22.7	$0.2	$2.0	$—	$24.9

	Year ended December 31, 2003
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$340.2	$(406.8)	$377.2	$—	$310.6

Capital expenditures	(0.4)	(8.8)	(117.2)	—	(126.4)
Proceeds from sale of broadband assets	—	82.7	—	—	82.7
Other investing activities	3.2	(2.3)	—	—	0.9

Cash flows provided by (used in) investing activities	2.8	71.6	(117.2)	—	(42.8)

Capital contributions and dividends to Parent, net	(300.2)	536.8	(236.6)	—	—
Issuance of long-term debt	1,390.0	—	—	—	1,390.0
Repayment of debt	(1,371.3)	(195.1)	(24.2)	—	(1,590.6)
Other financing activities	(76.6)	(9.5)	—	—	(86.1)

Cash flows provided by (used in) financing activities	(358.1)	332.2	(260.8)	—	(286.7)

Decrease in cash and cash equivalents	(15.1)	(3.0)	(0.8)	—	(18.9)
Beginning cash and cash equivalents	38.6	3.1	3.2	—	44.9

Ending cash and cash equivalents	$23.5	$0.1	$2.4	$—	$26.0

20. Quarterly Financial Information (Unaudited)

(dollars in millions except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2005
Revenue	$288.6	$315.4	$300.3	$305.3	$1,209.6
Operating income	55.2	75.9	72.1	55.6	258.8
Net income (loss)	(3.2)	(29.8)	(44.1)	12.6	(64.5)
Basic earnings (loss) per common share	(0.02)	(0.13)	(0.19)	0.04	(0.30)
Diluted earnings (loss) per common share	(0.02)	(0.13)	(0.19)	0.04	(0.30)

(dollars in millions except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2004
Revenue	$302.4	$297.0	$307.9	$299.8	$1,207.1
Operating income	72.8	80.4	82.6	63.5	299.3
Net income	10.9	14.9	17.5	20.9	64.2
Basic earnings per common share	0.03	0.05	0.06	0.07	0.22
Diluted earnings per common share	0.03	0.05	0.06	0.07	0.21

2005 Unusual Items

In the first and fourth quarters of 2005, the Company wrote down $23.7 million and $18.6 million, respectively, of its TDMA network assets. The TDMA assets are recorded at their fair value of less than $1 million at December 31, 2005.

Related to the refinancing of the Company’s previous credit facility and the extinguishment of the 16% Notes, the Company recorded losses on extinguishment of $7.9 million and $91.9 million in the first and third quarters of 2005, respectively.

On June 30, 2005, legislation was passed in the state of Ohio instituting a gross receipts tax and phasing out Ohio’s corporate franchise and income tax over a 5 year period. As a result of this legislation and subsequent changes in estimates related to the legislation, the Company recognized additional income tax expense of approximately $44.2 million, $0.7 million, and $2.6 million in the second, third, and fourth quarters of 2005, respectively, as the Company does not expect it will be able to realize income tax benefits associated with deferred tax assets previously recorded.

2004 Unusual Items

In the fourth quarter of 2004, the Company recorded a restructuring charge of $11.4 million intended to improve operating efficiencies and reduce operating expenses.

In the first, second and third quarters of 2004, the Company recorded additional quarterly depreciation expense of $5.2 million, and recorded $5.0 million in the fourth quarter of 2004 related to the shortening of the economic useful life of its TDMA network assets to December 31, 2006.

In the third and fourth quarters of 2004, the Company recorded additional amortization expense of $5.6 million and $1.8 million, respectively, related to the roaming and trade name agreements which were no longer operative as a result of the merger between Cingular Wireless and AT&T Wireless.

In the first, third and fourth quarters of 2004, the Company retired certain assets and recorded asset impairment charges of $2.4 million, $1.7 million and $1.8 million, respectively.

In the fourth quarter of 2004, the Company recorded a $3.2 million adjustment related to prior periods to account for certain rent escalations associated with its tower site leases on a straight-line basis. These rent escalations are associated with lease renewal options that the Company deems to be reasonably assured of renewal, thereby extending the initial term of the leases. The adjustment was not considered material to the current year or to any prior years’ earnings, earnings trends or individual financial statement line items.

In the fourth quarter of 2004, the Company recorded a non-cash income tax benefit of $12.6 million resulting from a change in estimated future tax benefits.

21. Subsequent Event

On February 14, 2006, Cingular exercised its contractual put right to require the Company to purchase Cingular’s 19.9% membership interest in CBW. Pursuant to the terms of the put right, the Company paid Cingular $83.2 million for its 19.9% interest in CBW. As a result, CBW is now a wholly-owned subsidiary of the Company. The Company funded the purchase with its Corporate credit facility. The Company is accounting for acquisition of Cingular’s 19.9% interest in CBW as a step acquisition. The allocation of the purchase price of the 19.9% interest in CBW will include both tangible assets and acquired intangible assets, such as the FCC licenses. The excess of the purchase price over the fair value allocated to the net assets will be recorded as goodwill.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 21, 2005, the Audit and Finance Committee (the “Audit Committee”) of the Board of Directors of the Company dismissed PricewaterhouseCoopers LLP as the Company’s independent accountants. The Audit Committee approved the engagement of Deloitte & Touche LLP (“Deloitte & Touche”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. See the Form 8-K filed by the Company on March 24, 2005 for the information required by Regulation S-K Item 304, which information is incorporated herein by reference.

Item 9A.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005 (the “Evaluation Date”). Based on that evaluation, Cincinnati Bell Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management’s report on internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2005, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Item 9B.    Other Information

No reportable information under this item.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by Item 401, Item 405 and Item 406 of Regulation S-K regarding directors of Cincinnati Bell Inc. can be found in the Proxy Statement for the Annual Meeting and incorporated herein by reference.

The Company’s Code of Ethics for Senior Financial Officers that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer is filed as an exhibit to this Form 10-K and posted on the Company’s website at http://www.cincinnatibell.com. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), the Company will post on its web site any amendment to the Code of Ethics for Senior Financial Officers and any waiver of such code relating to such senior executive officers of the Company.

In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and filed as exhibits to this Annual Report on Form 10-K, in May 2005 the Company’s Chief Executive Officer submitted to the NYSE the certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303 A.12 of the NYSE Listed Company Manual.

Executive Officers of the Registrant:

The names, ages and positions of the executive officers of the Company as of December 31, 2005 are as follows:

Name	Age	Title
John F. Cassidy (a)	51	President and Chief Executive Officer
Rodney D. Dir	48	Chief Operating Officer
Brian A. Ross	48	Chief Financial Officer
Michael W. Callaghan	58	Senior Vice President, Corporate Development
Jeffery D. Coleman	42	Vice President, Internal Controls
Christopher J. Wilson	40	Vice President, General Counsel, and Secretary
Brian G. Keating	52	Vice President, Human Resources and Administration
Anthony P. Schulte	31	Vice President, Investor Relations and Corporate Communications
Mark W. Peterson	51	Vice President and Treasurer

Kurt A. Freyberger	39	Vice President and Controller

(a)	Member of the Board of Directors

Officers are elected annually but are removable at the discretion of the Board of Directors.

JOHN F. CASSIDY, President and Chief Executive Officer since July 2003; Director of the Company since September 2002; President and Chief Operating Officer of Cincinnati Bell Telephone since May 2001; President of Cincinnati Bell Wireless since 1997; Senior Vice President, National Sales & Distribution of Rogers Cantel in Canada from 1992-1996; Vice President, Sales and Marketing, Ericsson Mobile Communications from 1990-1992; Vice President, Sales and Marketing, General Electric Company from 1988-1990.

RODNEY D. DIR, Chief Operating Officer of the Company since July 2005; Vice President, National Retail Sales and Operations of T-Mobile, USA from 2001-2005; Chief Operating Officer of wireless operating subsidiaries for Powertel, Inc. from 1999-2001; Executive Vice President and General Manager of the Powertel Atlanta subsidiary from 1996-1999.

BRIAN A. ROSS, Chief Financial Officer of the Company since 2004; Senior Vice President of Finance and Accounting of the Company in 2003; Vice President of Finance and Accounting of the Company’s Cincinnati-based operating subsidiaries from 2001-2003; Vice President of Finance and Accounting of Cincinnati Bell Wireless from 1999-2001.

MICHAEL W. CALLAGHAN, Senior Vice President, Corporate Development of the Company since March 1999; Vice President, Corporate Development of Convergys Corporation, 1998-1999; Vice President, Corporate Development of the Company, 1994-1998; Corporate Director of Video and Interactive Services of Ameritech from 1991-1994; President of Scripps Howard Cable, 1984-1991.

JEFFERY D. COLEMAN, Vice President of Internal Controls of the Company since August 2005; Director of Internal Audit of Convergys, 2000-2005; Regional General Auditor of H.J. Heinz, 1995-2000.

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

ANTHONY P. SCHULTE, Vice President of Investor Relations and Corporate Communications of the Company since September 2005; various financial analysis and operational roles with the Company from December 1997 to September 2005.

MARK W. PETERSON, Vice President and Treasurer of the Company since March 1999; Vice President and Assistant Treasurer of Sprint Corporation, 1996-1998; Senior Director of KPMG’s Policy Economics Group, 1994-1996.

KURT A. FREYBERGER, Vice President and Controller of the Company since March 2005; Assistant Corporate Controller at Chiquita Brands International, Inc. from 2000 to March 2005; various financial reporting roles at Chiquita from 1996-2000.

Items 11 and 12.    Executive Compensation and Security Ownership of Certain Beneficial Owners and Management

The information required by these items, except as disclosed below, can be found in the Proxy Statement for the Annual Meeting and incorporated herein by reference.

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of stock options, warrants and rights		Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	23,427,226	(1)	$11.29	35,381,048
Equity compensation plans not approved by security holders (2)	160,580		n/a	n/a

Total	23,587,806		$11.29	35,381,048

(1)	Includes 22,827,746 outstanding stock options not yet exercised and 157,400 shares and 442,080 shares of restricted stock and performance restricted stock, respectively, restrictions on which have not yet expired as of December 31, 2005. Awards were granted under various incentive plans approved by Cincinnati Bell Inc. shareholders.
(2)	The shares to be issued relate to deferred compensation in the form of previously received special awards and annual awards to non-employee directors pursuant to the “Deferred Compensation Plan for Outside Directors.” From 1997 through 2004, the directors received an annual award of phantom stock equivalent to common shares (250 common shares in 1997, 500 common shares in 1998, 1,163 common shares in 1999 and 1,500 common shares from 2000-2004) and for the years commencing January 2005, the award is in the amount of the equivalent of 6,000 common shares. As a result of the plan amendment effective as of January 1, 2005, upon termination of Board service, Directors are required to take distribution of all annual phantom stock awards in cash. Therefore, the number of actual shares of common stock to be issued pursuant to the plan as of December 31, 2005 has been reduced to approximately 48,000. This plan also provides that no awards are payable until such non-employee director completes at least five years of active service as a non-employee director, except if he or she dies while serving as a member of the Board of Directors.

For detail regarding the pro forma impact of stock options on the earnings per share calculation, refer to Note 1 of Notes to Consolidated Financial Statements. For detail regarding the range of exercise prices on outstanding stock options, refer to Note 13 of the Notes to Consolidated Financial Statements.

Item 13.    Certain Relationships and Related Transactions

The information required by these items can be found in the Proxy Statement for the Annual Meeting and incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by these items can be found in the Proxy Statement for the Annual Meeting and incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Financial Statement Schedules

Financial Statement Schedule II – Valuation and Qualifying Accounts is included on page 115. All other schedules are not required under the related instructions or are not applicable.

Exhibits

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit Number	Description

(3.1)(a)	Amended Articles of Incorporation of Cincinnati Bell (Exhibit 3.1(a) to Form S-4 dated July 17, 2003, File No. 1-8519).

(3.1)(b)	Amended Regulations of Cincinnati Bell (Exhibit 3.2 to Registration Statement No. 2-96054).

(4)(b)(i)	Rights Agreement dated as of April 29, 1997, between Broadwing and The Fifth Third Bank which includes the form of Certificate of Amendment to the Amended Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (Exhibit 4.1 to Broadwing’s Registration Statement on Form 8-A filed on May 1, 1997).

(4)(b)(ii)	Amendment No. 1 to the Rights Agreement dated as of July 20, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 1 of Broadwing’s Registration Statement on Form 8-A filed on August 6, 1999).

(4)(b)(iii)	Amendment No. 2 to the Rights Agreement dated as of November 2, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 2 of Broadwing’s Registration Statement on Form 8-A filed on November 8, 1999).

(4)(b)(iv)	Amendment No. 3 to the Rights Agreement dated as of June 10, 2002, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 3 of Broadwing’s Registration Statement on Form 8-A filed on July 2, 2002).

(4)(c)(i)	Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023 (Exhibit 4-A to Current Report on Form 8-K, date of report July 12, 1993,
File No. 1-8519).

(4)(c)(ii)(1)	Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4-A to Current Report on Form 8-K, filed October 27, 1993, File No. 1-8519).

(4)(c)(ii)(2)	First Supplemental Indenture dated as of December 31, 2004 to the Indenture dated October 27, 1993 by and among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit 4(c)(ii)(2) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(ii)(3)	Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated October 27, 1993 by and among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit 4(c)(ii)(3) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iii)(1)	Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4-A to Current Report on Form 8-K, filed November 30, 1998, File No. 1-8519).

Exhibit Number	Description

(4)(c)(iii)(2)	First Supplemental Indenture dated as of January 10, 2005 to the Indenture dated November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and the Bank of New York, as Trustee (Exhibit 4(c)(iii)(2) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iii)(3)	Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and the Bank of New York, as Trustee (Exhibit (4)(c)(iii)(3) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iv)	Warrant Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers (Exhibit (4)(c)(vii) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)	Equity Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers (Exhibit (4)(c)(ix) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)(1)	Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(1) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)(2)	First Amendment to Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(2) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)(3)	Second Amendment to Purchase Agreement, dated as of April 30, 2004 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(3) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 1-8519).

(4)(c)(vi)(4)	Third Amendment to Purchase Agreement, dated April 30, 2004, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit 4(c)(viii)(4) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(vi)(5)	Fourth Amendment to Purchase Agreement, dated January 31, 2005, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit 4(c)(viii)(5) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(vi)(6)

Note Repurchase Agreement, dated August 5, 2005, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit 10.1 to Current Report on Form

8-K, date of Report August 8, 2005, File No. 1-8519).

(4)(c)(vii)(1)	Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto, and the Bank of New York, as Trustee, in connection with Cincinnati Bell 7 1/4% Senior Notes due 2013 (Exhibit (4)(c)(xi) on Form S-4 dated July 17, 2003, File No. 1-8519).

(4)(c)(vii)(2)	First Supplemental Indenture dated as of January 28, 2005 to the Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit 4.1 to Current Report on Form 8-K dated February 2, 2005, File No. 1-8519).

Exhibit Number	Description

(4)(c)(viii)	Indenture dated as of November 19, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto, and The Bank of New York, as Trustee, in connection with Cincinnati Bell 8 3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit (4)(c)(xiii) to Registration Statement No. 333-110940).

(4)(c)(ix)	Indenture dated as of February 16, 2005, by and among Cincinnati Bell Inc., as Issuer, the Guarantor parties thereto, and the Bank of New York, as Trustee (Exhibit 4.1 to Current Report on Form 8-K, filed on February 23, 2005, File No. 1-8519).

(4)(c)(x)	No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(i)	Credit Agreement dated as of February 16, 2005 as Amended and Restated as of August 31, 2005 among Cincinnati Bell Inc. as Borrower, the Guarantor parties thereto, Bank of America, N.A. as Administrative Agent, PNC Bank, National Association, as Swingline Lender, and Lenders party thereto (Exhibit 10.2 to Current Report on Form 8-K, filed September 1, 2005, File No. 1-8519).

(10)(ii)(1)	Asset Purchase Agreement between Broadwing Communications Services Inc. and other seller parties thereto and CIII Communications dated as of February 22, 2003 (Exhibit (99)(i) to Current Report on Form 8-K, filed on February 28, 2003, File No. 1-8519).

(10)(ii)(2)	Amendment No. 1 to the Asset Purchase Agreement dated June 6, 2003 (Exhibit (99)(i) to Current Report on Form 8-K, filed on June 13, 2003, File No. 1-8519).

(10)(ii)(3)	Letter Agreement Amendment to the Asset Purchase Agreement (Exhibit (10)(i)(A)(3)(iii) to Form S-4, filed on June 23, 2003, File No. 1-8519).

(10)(iii)(A)(1)*	Short Term Incentive Plan of Broadwing Inc., as amended and restated effective July 24, 2000 (Exhibit (10)(iii)(A)(1) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(2)*	Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective July 24, 2002 (Exhibit (10)(iii)(A)(2) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(3)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective July 24, 2000 (Exhibit (10)(iii)(A)(4) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(4)*	Cincinnati Bell Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (Exhibit (10)(iii)(A)(4) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(5)*	Cincinnati Bell Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000 (Exhibit (10)(iii)(A)(1) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(6)*	Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective January 1, 2001 (Exhibit (10)(iii)(A)(6) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(7)*	Cincinnati Bell Inc. 1989 Stock Option Plan (Exhibit (10)(iii)(A)(14) to Annual Report on Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(8)*	Employment Agreement effective December 4, 2001 between the Company and Michael W. Callaghan (Exhibit (10)(iii)(A)(10) to Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-8519).

Exhibit Number	Description

(10)(iii)(A)(8.1)*	Amendment to Employment Agreement effective February 3, 2003 between the Company and Michael W. Callaghan (Exhibit 99.1 to Current Report on Form 8-K, date of report February 6, 2003, File No. 1-8519).

(10)(iii)(A)(8.2)*	Amendment to Employment Agreement effective December 15, 2005 between the Company and Michael W. Callaghan (Exhibit 10.2 to Current Report on Form 8-K filed on December 21, 2005, File No. 1-8519).

(10)(iii)(A)(9)*	Employment Agreement effective January 1, 1999, between Broadwing and John F. Cassidy (Exhibit (10)(iii)(A)(8) to Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8519).

(10)(iii)(A)(9.1)*	Amendment to Employment Agreement effective September 20, 2002 between Cincinnati Bell Inc. and John F. Cassidy (Exhibit (10)(iii)(A)(11.1) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-8519).

(10)(iii)(A)(9.2)*	Amendment No. 2 effective July 26, 2005 to Employment Agreement between Cincinnati Bell Inc. and John F. Cassidy (Exhibit 10.1 to Current Report on Form 8-K, date of Report July 29, 2005, File No. 1-8519).

(10)(iii)(A)(10)*	Employment Agreement effective July 26, 2005 between the Company and Christopher J. Wilson (Exhibit 10.4 to Current Report on Form 8-K, date of Report July 29, 2005, File No. 1-8519).

(10)(iii)(A)(11)*	Employment Agreement effective July 26, 2005 between the Company and Brian G. Keating (Exhibit 10.5 to Current Report on Form 8-K, date of Report July 29, 2005, File No. 1-8519).

(10)(iii)(A)(12)*	Employment Agreement effective July 26, 2005 between the Company and Rodney D. Dir (Exhibit 10.3 to Current Report on Form 8-K, date of Report July 29, 2005, File No. 1-8519).

(10)(iii)(A)(13)*	Employment Agreement effective July 26, 2005 between the Company and Brian A. Ross (Exhibit 10.2 to Current Report on Form 8-K, date of Report July 29, 2005, File No. 1-8519).

(10)(iii)(A)(14)	Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K (Exhibit (10)(iii)(A)(15) to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iii)(A)(15)*	Summary of Director Compensation for 2005 (Item (1.01) to Current Report on Form 8-K, date of report February 3, 2005, File No. 1-8519).

(10)(iii)(A)(16)*	Summary of Executive Compensation (to the extent determined ) for 2005 (Item (1.01) to Current Report on Form 8-K, date of Report February 3, 2005, File No. 1-8519).

(10)(iv)	Stipulation and Agreement of Settlement of ERISA Actions dated February 22, 2006 (Exhibit 10.1 to Current Report on Form 8-K, date of Report February 22, 2006, File No. 1-8519).

(21)+	Subsidiaries of the Registrant.

(23)+	Consents of Independent Registered Public Accounting Firms.

(24)+	Powers of Attorney.

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+	Filed herewith.

*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

The Company’s reports on Form 10-K, 10-Q, and 8-K are available free of charge at the following website: http://www.cincinnatibell.com. Upon request, the Company will furnish a copy of the Proxy Statement to its security holders without charge, portions of which are incorporated herein by reference. The Company will furnish any other exhibit at cost.

Schedule II

CINCINNATI BELL INC.

VALUATION AND QUALIFYING ACCOUNTS

(dollars in millions)

	Beginning of Period	Charge (Benefit) to Expenses	To (from) Other Accounts		Deductions	End of Period
Allowance for Doubtful Accounts
Year 2005	$14.5	$14.3	$—		$14.5	$14.3
Year 2004	$20.2	$15.9	$—		$21.6	$14.5
Year 2003	$53.0	$25.0	$—		$57.8	$20.2

Deferred Tax
Valuation Allowance
Year 2005	$144.2	$39.7	$—		$—	$183.9
Year 2004	$171.9	$(27.8)	$0.1	(b)	$—	$144.2
Year 2003	$1,210.5	$(1,037.0)	$(1.6	)(a)	$—	$171.9

(a)	Includes amount related to tax benefits from stock options.
(b)	Includes amount related to tax benefits credited to OCI.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BELL INC.

	By	/s/ Brian A. Ross
March 14, 2006		Brian A. Ross Chief Financial Officer

	By	/s/ Kurt A. Freyberger
Kurt A. Freyberger Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

JOHN F. CASSIDY John F. Cassidy	President, Chief Executive Officer, and Director	March 14, 2006

PHILLIP R. COX* Phillip R. Cox	Chairman of the Board and Director	March 14, 2006

DANIEL J. MEYER* Daniel J. Meyer	Director	March 14, 2006

CARL REDFIELD* Carl Redfield	Director	March 14, 2006

ALEX SHUMATE* Alex Shumate	Director	March 14, 2006

DAVID B. SHARROCK* David B. Sharrock	Director	March 14, 2006

JOHN M. ZRNO* John M. Zrno	Director	March 14, 2006

BRUCE L. BYRNES* Bruce L. Byrnes	Director	March 14, 2006

MICHAEL G. MORRIS* Michael G. Morris	Director	March 14, 2006

ROBERT W. MAHONEY* Robert W. Mahoney	Director	March 14, 2006

*By:	/s/ John F. Cassidy	March 14, 2006

John F. Cassidy as attorney-in-fact and on his behalf as Principal Executive Officer, President and Chief Executive Officer, and Director