Form 10-Q
period 2006-03-31
CINCINNATI BELL INC
filed 2006-05-10
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 1-8519

CINCINNATI BELL INC.

Ohio	31-1056105
(State of Incorporation)	(I.R.S. Employer Identification No.)

221 East Fourth Street, Cincinnati, Ohio 45202

(Address of principal executive offices) (Zip Code)

(513) 397-9900

(Registrant’s telephone number, including area code)

201 East Fourth Street, Cincinnati, Ohio 45202

(Former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2006, there were 246,922,962 common shares outstanding and 155,250 shares of 6 3/4% Cumulative Convertible Preferred Shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue
Services	$269.8	$270.1
Products	28.4	18.5

Total revenue	298.2	288.6

Costs and expenses
Cost of services, excluding depreciation	94.8	87.3
Cost of products sold, excluding depreciation	33.2	21.9
Selling, general and administrative	58.3	58.1
Depreciation	33.8	43.0
Amortization	0.6	—
Shareholder claim settlement	6.3	—
Asset impairments and other charges	0.1	23.1

Total operating costs and expenses	227.1	233.4

Operating income	71.1	55.2
Minority interest expense (income)	0.4	(4.3)
Interest expense	39.6	50.5
Loss on extinguishment of debt	—	7.9
Other (income) expense, net	(0.1)	0.5

Income before income taxes	31.2	0.6
Income tax expense	17.1	3.8

Net income (loss)	14.1	(3.2)
Preferred stock dividends	2.6	2.6

Net income (loss) applicable to common shareowners	$11.5	$(5.8)

Basic and diluted earnings (loss) per common share	$0.05	$(0.02)

Weighted average common shares outstanding (millions)
Basic	246.6	245.6
Diluted	251.2	245.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$29.0	$25.7
Receivables, less allowances of $13.9 and $14.3	134.2	160.9
Materials and supplies	25.8	19.8
Deferred income tax benefits, net	74.2	71.0
Prepaid expenses and other current assets	20.6	16.1

Total current assets	283.8	293.5

Property, plant and equipment, net	802.9	800.4
Goodwill	51.1	40.9
Intangible assets, net	102.9	61.3
Deferred income tax benefits, net	590.8	609.6
Other noncurrent assets	56.1	57.6

Total assets	$1,887.6	$1,863.3

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$8.5	$11.3
Accounts payable	71.4	69.8
Current portion of unearned revenue and customer deposits	38.7	39.7
Accrued taxes	27.2	30.2
Accrued interest	31.1	50.8
Accrued payroll and benefits	31.3	33.6
Other current liabilities	42.9	42.1

Total current liabilities	251.1	277.5
Long-term debt, less current portion	2,122.8	2,073.4
Accrued pension and postretirement benefits	168.7	160.3
Other noncurrent liabilities	71.9	61.6

Total liabilities	2,614.5	2,572.8
Minority interest	—	28.2

Commitments and contingencies

Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2006 and December 31, 2005; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 255,107,326 and 255,049,733 shares issued; 246,922,441 and 247,163,452 outstanding at March 31, 2006 and December 31, 2005	2.6	2.6
Additional paid-in capital	2,927.8	2,929.9
Accumulated deficit	(3,590.4)	(3,604.5)
Accumulated other comprehensive loss	(49.6)	(49.6)
Common shares in treasury, at cost: 8,184,885 and 7,886,281 shares at March 31, 2006 and December 31, 2005	(146.7)	(145.5)

Total shareowners’ deficit	(726.9)	(737.7)

Total liabilities and shareowners’ deficit	$1,887.6	$1,863.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income (loss)	$14.1	$(3.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	33.8	43.0
Amortization	0.6	—
Asset impairments and other charges	0.1	23.1
Loss on extinguishment of debt	—	7.9
Provision for loss on receivables	3.9	4.9
Noncash interest expense	1.3	7.8
Minority interest expense (income)	0.4	(4.3)
Deferred income tax expense	15.5	3.7
Other, net	(0.1)	1.9

Changes in operating assets and liabilities, net of effects of acquisition
Decrease in receivables	20.4	7.9
Increase in prepaid expenses and other current assets	(10.9)	(8.5)
Increase (decrease) in accounts payable	1.6	(5.0)
Decrease in accrued and other current liabilities	(25.4)	(21.2)
Increase in accrued pension and postretirement benefits	8.4	5.5
Change in other assets and liabilities, net	1.5	0.9

Net cash provided by operating activities	65.2	64.4

Cash flows from investing activities
Capital expenditures	(35.6)	(28.0)
Acquisition of remaining minority interest in CBW	(83.2)	—
Other, net	1.4	—

Net cash used in investing activities	(117.4)	(28.0)

Cash flows from financing activities
Issuance of long-term debt	—	352.0
Increase in corporate credit facility, net	60.0	75.0
Repayment of debt	(3.3)	(440.8)
Debt issuance costs and consent fees	—	(21.0)
Issuance of common shares - exercise of stock options	0.6	0.9
Preferred stock dividends	(2.6)	(2.6)
Other, net	0.8	—

Net cash provided by (used in) financing activities	55.5	(36.5)

Net increase (decrease) in cash and cash equivalents	3.3	(0.1)
Cash and cash equivalents at beginning of year	25.7	24.9

Cash and cash equivalents at end of period	$29.0	$24.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Accounting Policies

The following represents a summary of the Company’s business and accounting policies. A more detailed presentation can be found in the 2005 Annual Report on Form 10-K.

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

The adjustments referred to above are of a normal and recurring nature. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.

The Condensed Consolidated Balance Sheet as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2006.

Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method. Under this method, SFAS 123(R) applies to new awards, awards modified, repurchased, or cancelled on or after January 1, 2006 and any unvested awards at that date. All outstanding stock option awards as of December 31, 2005 were fully vested and had no impact on the financial statements during the three months ended March 31, 2006. The number of options that are outstanding and exercisable, and their related weighted average exercise price, as of March 31, 2006 are materially unchanged from December 31, 2005. Approximately 223,000 options were exercised and 1,627,000 options were forfeited, with weighted average exercise prices of $3.50 and $13.56, respectively, in the first quarter of 2006. The total intrinsic value of outstanding options at March 31, 2006 was $4.9 million.

During 2006 and in prior years, certain employees and directors of the Company were granted stock options and other stock-based awards under the Company’s Long-Term Incentive Plans (“Company LTIP”). Under the Company LTIP, options are granted with exercise prices that are no less than market value of the stock at the grant date. Generally, stock options and stock appreciation rights have ten-year terms and vesting terms of three to five years. The Company granted options to purchase 85,000 and 46,200 common shares during the three months ended March 31, 2006 and 2005, respectively. The weighted average fair value at the dates of grant for options granted to employees were $1.08 and $1.38 for the three months ended March 31, 2006 and 2005, respectively. Such amounts were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected volatility	31.0%	35.0%
Risk-free interest rate	4.4%	4.0%
Expected holding period - years	4	4
Expected dividends	0.0%	0.0%

Form 10-Q Part I	Cincinnati Bell Inc.

The expected volatility assumption used in the Black-Scholes pricing model was based on historical volatility and adjusted for the Company’s expectations of future volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected holding period was estimated using the historical exercise behavior of employees and adjusted for abnormal activity. Expected dividends are based on the Company’s history of paying dividends, as well as restrictions in place under the Company’s debt covenants.

The Company’s policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. The Company recognized compensation expense of $5,000 for the three months ended March 31, 2006 related to option grants. As of March 31, 2006, there was $87,000 of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of three years. During the three months ended March 31, 2006 and 2005, the total intrinsic value of stock options exercised was $0.1 million and $0.3 million, respectively. The exercise of stock options had an immaterial impact on the Company’s cash flows for the quarter ended March 31, 2006.

The Company granted performance restricted stock to certain Company executives during the three months ended March 31, 2006. These grants provide for the recipients to receive up to 819,750 shares, which vest over three years and upon the achievement of certain performance-based objectives over the period 2006 to 2008. The fair value of the performance restricted stock on the date of grant was $4.29 per share. The Company granted 749,700 shares of performance restricted stock during the three months ended March 31, 2005, which vest over three years and upon the achievement of certain performance-based objectives over the period 2005 to 2007, 360,000 shares of which vested in 2005. Prior to January 1, 2006, the performance restricted stock was accounted for under APB 25. Upon the adoption of SFAS 123(R), the performance restricted stock will be expensed based on its grant date fair value, or $4.30 per share. The Company recognized $0.1 million and $0.3 million in expense in the three months ended March 31, 2006 and 2005, respectively, related to restricted stock compensation.

Prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for its stock based awards. The following table illustrates the effect on net loss and basic and diluted loss per share if the Company had applied the fair value recognition provisions of SFAS 123:

(dollars in millions except per share amounts)	Three Months Ended March 31, 2005
Net loss as reported	$(3.2)
Add: Stock-based compensation expense included in reported net income, net of related tax benefits	0.2
Deduct: Stock-based employee compensation expense determined under fair value method, net of related tax benefits	(0.7)

Pro forma net loss	$(3.7)

Basic and diluted loss per share:
As reported	$(0.02)
Pro forma	(0.03)

Recently Issued Accounting Standards — In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140.” The objective of the Statement is to simplify accounting for certain hybrid financial instruments, eliminate interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. This Statement is effective for all financial instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. The Company has not yet assessed if this Statement will have a material impact on the Company’s financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

2. Acquisition of Remaining Interest in Cincinnati Bell Wireless LLC

On February 14, 2006, Cingular Wireless Corporation (“Cingular”) exercised its contractual put right to require the Company to purchase Cingular’s 19.9% membership interest in Cincinnati Bell Wireless LLC (“CBW”). As a result, the Company paid Cingular purchase consideration of $83.0 million in cash and incurred transaction expenses of $0.2 million. CBW is now a wholly-owned subsidiary of the Company. The Company funded the purchase with its Corporate credit facility and available cash.

The transaction was accounted for as a step acquisition using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” The Company applied the purchase price against minority interest and then allocated the remainder to identifiable tangible and intangible assets and liabilities acquired as follows:

Minority interest	$27.8
Intangible assets	42.1
Goodwill	10.2
Other	3.1

Total purchase price	$83.2

The purchase price allocation was based upon the estimated fair values as of February 14, 2006 of the tangible and intangible assets and liabilities. Estimated fair value was compared to the book value already recorded, and 19.9% of the excess of estimated fair value over book value was allocated to the respective tangible and intangible assets and liabilities. The excess purchase price over the minority interest and value ascribed to the tangible and intangible assets and liabilities was recorded as goodwill. The Company anticipates the goodwill to be fully deductible for tax purposes. The preliminary purchase price allocation for this transaction will be adjusted upon completion of an independent appraisal of the related assets and liabilities of the business.

The following table presents detail of the purchase price allocated to intangible assets of CBW as of the date of acquisition:

(dollars in millions)	Fair Value	Weighted Average Amortization Period
Intangible assets subject to amortization:
Customer relationships - subscribers	$11.6	7 years
Customer relationships - collocation towers	2.6	15 years
Contractual right - license	0.7	1 year

	14.9	8 years

Intangible assets not subject to amortization:
Licenses - owned	21.0	n/a
Trademarks	6.2	n/a

Total intangible assets	$42.1

The estimated amortization expense for intangible assets subject to amortization follows:

(dollars in millions)	Amortization Expense
2006	$3.9
2007	3.0
2008	2.0
2009	1.4
2010	1.1
2011	0.9
Thereafter	2.6

The customer relationship intangible assets for CBW subscribers is being amortized using the sum-of-the-months digits method. Amortization for the customer relationship intangible asset related to tower collocations utilizes a straight-line method. Tower collocation revenue is received from other wireless carriers for the placement of their radios on CBW towers. These amortization methods best reflect the estimated patterns in which the economic benefits will be consumed.

Form 10-Q Part I	Cincinnati Bell Inc.

The unaudited financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the acquisition had occurred as of the beginning of the periods presented:

(dollars in millions, except per share amounts)	Three Months Ended March 31,
	2006	2005
Revenue	$298.2	$288.6
Net income (loss)	13.6	(7.3)
Earnings (loss) per share - basic and diluted	0.04	(0.04)

This acquisition has no effect on the Company’s operating income, which historically has included 100% of CBW’s operating income. However, for periods after the acquisition date, the acquisition eliminates the reduction to the Company’s net income for the 19.9% minority interest.

3. Earnings (Loss) Per Common Share

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

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2006	2005
Numerator:
Net income (loss)	$14.1	$(3.2)
Preferred stock dividends	2.6	2.6

Numerator for basic and diluted EPS	$11.5	$(5.8)

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	246.6	245.6

Stock options and warrants	4.4	—
Stock-based compensation arrangements	0.2	—

Denominator for diluted EPS	251.2	245.6

Basic and diluted earnings (loss) per common share	$0.05	$(0.02)

The assumed conversions to common stock of stock options, performance restricted stock, warrants, and the 6 3/4% Cumulative Convertible Preferred Stock are excluded from the diluted EPS computations to the extent that these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

4. Comprehensive Income (Loss)

	Three Months Ended March 31,
(dollars in millions)	2006	2005
Net income (loss)	$14.1	$(3.2)
Additional minimum pension liability	—	(0.2)

Comprehensive income (loss)	$14.1	$(3.4)

Form 10-Q Part I	Cincinnati Bell Inc.

5. Debt

The Company’s debt consists of the following:

(dollars in millions)	March 31, 2006	December 31, 2005
Current portion of long-term debt:
Credit facility, tranche B term loan	$4.0	$4.0
Capital lease obligations	3.1	4.9
Other short-term debt	1.4	2.4

Current portion of long-term debt	8.5	11.3

Long-term debt, less current portion:
Credit facility, revolver	60.0	—
Credit facility, tranche B term loan	394.0	395.0
7 1/4% Senior Notes due 2013	500.0	500.0
8 3/8% Senior Subordinated Notes due 2014, $640 million face amount*	627.1	633.4
7% Senior Notes due 2015, $250 million face amount*	242.7	246.4
7 1/4% Senior Notes due 2023	50.0	50.0
Various Cincinnati Bell Telephone notes	230.0	230.0
Capital lease obligations	17.9	17.3
Other long-term debt	0.2	0.3

	2,121.9	2,072.4
Net unamortized premiums	0.9	1.0

Long-term debt, less current portion	2,122.8	2,073.4

Total debt	$2,131.3	$2,084.7

*	The face amount of these notes has been adjusted to mark hedged debt to fair value at March 31, 2006 and December 31, 2005.

6. Restructuring Charges

2005 Restructuring

In late 2005, the Company incurred employee separation expense of $1.6 million related to the outsourcing of its directory assistance services. The reserve balance of $0.8 million and $1.5 million is included in “Other current liabilities” in the Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005, respectively. The following table illustrates the activity in this reserve from December 31, 2005 through March 31, 2006:

Type of costs (dollars in millions):	Balance December 31, 2005	Utilizations	Balance March 31, 2006
Employee separation obligations	$1.5	$(0.7)	$0.8

November 2001 Restructuring Plan

In November 2001, the Company adopted a restructuring plan which included initiatives to consolidate data centers, reduce the Company’s expense structure, exit the network construction business, eliminate other non-strategic operations, and merge the digital subscriber line (“DSL”) and certain dial-up Internet operations into the Company’s other operations. The Company completed the plan as of December 31, 2002, except for certain lease obligations which are expected to continue through June 2015.

Form 10-Q Part I	Cincinnati Bell Inc.

The following table illustrates the activity in this reserve from December 31, 2004 through March 31, 2006:

Type of costs (dollars in millions):	Balance December 31, 2004	Utilizations	Balance March 31, 2005	Utilizations	Balance June 30, 2005	Utilizations	Balance September 30, 2005
Terminate contractual obligations	$10.1	$(0.5)	$9.6	$(0.4)	$9.2	$(0.2)	$9.0

Type of costs (dollars in millions):	Balance September 30, 2005	Income	Utilizations	Balance December 31, 2005	Expense	Utilizations	Balance March 31, 2006
Terminate contractual obligations	$9.0	$(0.5)	$(0.3)	$8.2	$0.1	$(0.5)	$7.8

At March 31, 2006, $1.3 million of the restructuring reserve balance was included in “Other current liabilities,” and $6.5 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheet. At December 31, 2005, $1.3 million of the restructuring reserve balance was included in “Other current liabilities” and $6.9 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheet.

7. Contingencies

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

These complaints were filed on behalf of purchasers of the Company’s securities between January 17, 2001 and May 20, 2002, inclusive, and alleged violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 by, inter alia, (1) improperly recognizing revenue associated with Indefeasible Right of Use (“IRU”) agreements; and (2) failing to write-down goodwill associated with the Company’s 1999 acquisition of IXC Communications, Inc. The plaintiffs sought unspecified compensatory damages, attorney’s fees, and expert expenses.

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

On September 24, 2004, Judge Walter Rice issued an Order granting in part and denying in part the Company’s motion to dismiss. The Order indicated that a more detailed opinion would follow, which would provide further information regarding the portions of the case dismissed.

On April 28, 2006, the Company and plaintiffs entered into a Memorandum of Understanding (“MOU”), which sets forth an agreement in principle to settle this matter. For these lawsuits and the derivative complaint discussed below, the Company reserved $6.3 million in the first quarter of 2006 to reflect its anticipated contribution to the settlement fund and to cover other settlement-related expenses. Under the MOU agreement, the Company and certain of its insurance carriers will contribute a total of $36 million to settle the claims in this matter and obtain in exchange a release of all claims from the class members. There has been no finding or admission of any wrongdoing by any of the defendants in this matter. A final settlement of this matter is contingent upon the satisfaction of various conditions, including, but not limited to, negotiation and execution of a definitive Stipulation of Settlement as well as approval by the court.

Form 10-Q Part I	Cincinnati Bell Inc.

In re Broadwing Inc. Derivative Complaint, (Garlich v. Broadwing Inc., et al), Hamilton County Court of Common Pleas, Case No. A0302720.

This derivative complaint was filed against Broadwing Inc. and ten of its current and former directors on April 9, 2003 alleging breaches of fiduciary duty arising out of the same allegations discussed in In re Broadwing Inc. Securities Class Action Lawsuits above. Pursuant to a stipulation between the parties, defendants were not required, absent further order by the Court, to answer, move, or otherwise respond to this complaint until 30 days after the federal court rendered a ruling on defendants’ motion to dismiss in In re Broadwing Inc. Securities Class Action Lawsuits.

On April 28, 2006, the Company and plaintiffs entered into an MOU, which sets forth an agreement in principle to settle this matter. For this derivative complaint and the lawsuits discussed above, the Company reserved $6.3 million in the first quarter of 2006 to reflect its anticipated contribution to the settlement fund and to cover other settlement-related expenses. There has been no finding or admission of any wrongdoing by any of the defendants in this matter. A final settlement of this matter is contingent upon the satisfaction of various conditions, including, but not limited to, negotiation and execution of a definitive Stipulation of Settlement as well as approval by the court.

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

Freedom Wireless vs. BCGI, et al U.S. District Court, District of Massachusetts, Case No. 05-110620-EFH.

On September 16, 2005, Freedom Wireless filed a patent infringement action against 24 wireless service providers, including Cincinnati Bell Wireless (“CBW”). The suit alleges that the defendant wireless service providers are in violation of a patent owned by Freedom Wireless. CBW obtained its rights to use the technology in question through Boston Communications Group Inc. (“BCGI”). BCGI has acknowledged its obligation to indemnify CBW in accordance with the terms of the license agreement. This lawsuit was preceded by a direct patent infringement suit against BCGI by Freedom Wireless, in which BCGI was found liable. BCGI is appealing that verdict. CBW is not certain that BCGI will prevail in its appeal, whether it will have sufficient financial resources to honor all of its indemnification obligations, or whether the judge would order injunctive relief that could force CBW to find an alternative prepaid billing platform. The timing and outcome of these matters are not currently predictable. An unfavorable outcome could have a material effect on the financial condition, results of operations, and cash flows of the Company.

Form 10-Q Part I	Cincinnati Bell Inc.

8. Pension and Postretirement Plans

The following information relates to all Company noncontributory defined benefit pension plans and postretirement health care and life insurance benefit plans. Approximately 10% and 7% of these costs were capitalized to property, plant, and equipment related to network construction in the Local segment for the three months ended March 31, 2006 and 2005, respectively. Pension and postretirement benefits expense are as follows:

	Pension Benefits		Postretirement and Other Benefits
	Three Months Ended March 31,
(dollars in millions)	2006	2005	2006	2005
Service cost	$2.2	$2.0	$0.9	$1.5
Interest cost on projected benefit obligation	6.8	6.9	4.8	5.9
Expected return on plan assets	(8.7)	(9.5)	(1.2)	(1.3)
Amortization of:
Transition (asset)/obligation	—	(0.3)	1.1	1.1
Prior service cost	0.8	0.8	1.9	3.4
Actuarial loss	1.1	0.4	1.4	0.4

Total expense	$2.2	$0.3	$8.9	$11.0

The Company reclassified its pension intangible asset of $25.5 million at December 31, 2005 from “Other noncurrent assets” to “Intangibles, net” on the Condensed Consolidated Balance Sheet to conform to the March 31, 2006 presentation.

9. Business Segment Information

The Company is organized into five business segments: Local, Wireless, Hardware and Managed Services, Other and Broadband, on the basis of offering distinct products and services. These segments are generally aligned with specific subsidiaries of the Company.

The Broadband segment no longer has any substantive, on-going operations because, in 2003, the Company sold substantially all of its broadband assets, which were reported in the Broadband segment. The Broadband segment previously provided data and voice communications services nationwide over approximately 18,700 route miles of fiber-optic transmission facilities.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.

Form 10-Q Part I	Cincinnati Bell Inc.

The Company’s business segment information follows:

	Three Months Ended March 31,
(dollars in millions)	2006	2005
Revenue
Local	$186.3	$190.2
Wireless	61.8	61.2
Hardware and managed services	38.8	27.1
Other	19.7	19.0
Intersegment	(8.4)	(8.9)

Total revenue	$298.2	$288.6

Intersegment revenue
Local	$6.5	$6.5
Wireless	0.7	0.5
Hardware and managed services	0.4	1.1
Other	0.8	0.8

Total intersegment revenue	$8.4	$8.9

Operating income
Local	$69.5	$70.0
Wireless	3.8	(20.1)
Hardware and managed services	2.3	2.3
Other	6.6	5.9
Broadband	(0.5)	1.3
Corporate and eliminations	(10.6)	(4.2)

Total operating income	$71.1	$55.2

	March 31, 2006	December 31, 2005
Assets
Local	$709.6	$721.4
Wireless	308.6	274.2
Hardware and managed services	85.4	90.7
Other	92.6	101.4
Broadband	2.8	2.7
Corporate and eliminations	688.6	672.9

Total assets	$1,887.6	$1,863.3

Form 10-Q Part I	Cincinnati Bell Inc.

10. Supplemental Guarantor Information

Cincinnati Bell Telephone Notes

Cincinnati Bell Telephone LLC (“CBT”), a wholly owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), has $230.0 million in notes outstanding that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. In the fourth quarter of 2005, Cincinnati Bell Public Communications merged into the Parent Company. Substantially all of the Parent Company’s income and cash flow is generated by its subsidiaries. Generally, funds necessary to meet the Parent Company’s debt service obligations are provided by distributions or advances from its subsidiaries.

The following information sets forth the condensed consolidating statements of operations and cash flows for the three months ended March 31, 2006 and 2005 and condensed consolidating balance sheets of the Company as of March 31, 2006 and December 31, 2005 of (1) the Parent Company, as the guarantor (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2006
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$0.7	$186.3	$119.6	$(8.4)	$298.2
Operating costs and expenses	11.7	116.8	107.0	(8.4)	227.1

Operating income (loss)	(11.0)	69.5	12.6	—	71.1

Equity in earnings of subsidiaries, net of tax	44.7	—	—	(44.7)	—
Interest expense	35.6	3.5	7.7	(7.2)	39.6
Other expense (income), net	(7.3)	0.1	0.3	7.2	0.3

Income before income taxes	5.4	65.9	4.6	(44.7)	31.2
Income tax expense (benefit)	(8.7)	23.7	2.1	—	17.1

Net income	14.1	42.2	2.5	(44.7)	14.1
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$11.5	$42.2	$2.5	$(44.7)	$11.5

	Three Months Ended March 31, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$1.1	$190.2	$106.2	$(8.9)	$288.6
Operating costs and expenses	5.6	120.2	116.5	(8.9)	233.4

Operating income (loss)	(4.5)	70.0	(10.3)	—	55.2
Equity in earnings of subsidiaries, net of tax	29.9	—	—	(29.9)	—
Interest expense	46.0	4.1	6.5	(6.1)	50.5
Other expense (income), net	3.1	(0.8)	(4.3)	6.1	4.1

Income (loss) before income taxes	(23.7)	66.7	(12.5)	(29.9)	0.6
Income tax expense (benefit)	(20.5)	27.0	(2.7)	—	3.8

Net income (loss)	(3.2)	39.7	(9.8)	(29.9)	(3.2)
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$(5.8)	$39.7	$(9.8)	$(29.9)	$(5.8)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of March 31, 2006
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$28.5	$0.1	$0.4	$—	$29.0
Receivables, net	1.3	61.7	71.2	—	134.2
Other current assets	15.3	31.7	94.4	(20.8)	120.6

Total current assets	45.1	93.5	166.0	(20.8)	283.8
Property, plant and equipment, net	0.2	603.5	199.2	—	802.9
Goodwill and intangibles, net	25.7	—	128.3	—	154.0
Investments in and advances to subsidiaries	1,050.0	—	—	(1,050.0)	—
Other noncurrent assets	293.1	12.6	377.8	(36.6)	646.9

Total assets	$1,414.1	$709.6	$871.3	$(1,107.4)	$1,887.6

Current portion of long-term debt	$4.0	$1.8	$2.7	$—	$8.5
Accounts payable	—	38.1	33.3	—	71.4
Other current liabilities	68.0	62.4	37.4	3.4	171.2

Total current liabilities	72.0	102.3	73.4	3.4	251.1
Long-term debt, less current portion	1,875.1	236.8	10.9	—	2,122.8
Other noncurrent liabilities	193.9	79.3	28.2	(60.8)	240.6
Intercompany payables	—	33.8	521.1	(554.9)	—

Total liabilities	2,141.0	452.2	633.6	(612.3)	2,614.5
Shareowners’ equity (deficit)	(726.9)	257.4	237.7	(495.1)	(726.9)

Total liabilities and shareowners’ equity (deficit)	$1,414.1	$709.6	$871.3	$(1,107.4)	$1,887.6

	As of December 31, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$23.9	$1.3	$0.5	$—	$25.7
Receivables, net	2.9	75.2	82.8	—	160.9
Other current assets	12.5	29.4	85.3	(20.3)	106.9

Total current assets	39.3	105.9	168.6	(20.3)	293.5
Property, plant and equipment, net	0.2	603.0	197.2	—	800.4
Goodwill and intangibles, net	25.5	—	76.7	—	102.2
Investments in and advances to subsidiaries	995.6	—	—	(995.6)	—
Other noncurrent assets	296.4	12.5	415.1	(56.8)	667.2

Total assets	$1,357.0	$721.4	$857.6	$(1,072.7)	$1,863.3

Current portion of long-term debt	$4.0	$2.5	$4.8	$—	$11.3
Accounts payable	0.2	36.9	32.7	—	69.8
Other current liabilities	88.4	66.7	42.7	(1.4)	196.4

Total current liabilities	92.6	106.1	80.2	(1.4)	277.5
Long-term debt, less current portion	1,826.3	237.1	10.0	—	2,073.4
Other noncurrent liabilities	175.8	80.9	40.9	(75.7)	221.9
Intercompany payables	—	31.7	469.4	(501.1)	—

Total liabilities	2,094.7	455.8	600.5	(578.2)	2,572.8
Minority interest	—	—	28.2	—	28.2
Shareowners’ equity (deficit)	(737.7)	265.6	228.9	(494.5)	(737.7)

Total liabilities and shareowners’ equity (deficit)	$1,357.0	$721.4	$857.6	$(1,072.7)	$1,863.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2006
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(42.7)	$71.6	$36.3	$—	$65.2

Capital expenditures	—	(25.5)	(10.1)	—	(35.6)
Acquisition of CBW minority interest	—	—	(83.2)	—	(83.2)
Other investing activities	—	1.4	—	—	1.4

Cash flows used in investing activities	—	(24.1)	(93.3)	—	(117.4)

Funding between Parent and subsidiaries, net	(9.4)	(48.8)	58.2	—	—
Increase in corporate credit facility, net	60.0	—	—	—	60.0
Repayment of debt	(1.0)	(1.0)	(1.3)	—	(3.3)
Other financing activities	(2.3)	1.1	—	—	(1.2)

Cash flows provided by (used in) financing activities	47.3	(48.7)	56.9	—	55.5

Increase (decrease) in cash and cash equivalents	4.6	(1.2)	(0.1)	—	3.3
Beginning cash and cash equivalents	23.9	1.3	0.5	—	25.7

Ending cash and cash equivalents	$28.5	$0.1	$0.4	$—	$29.0

	Three Months Ended March 31, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(17.7)	$60.8	$21.3	$—	$64.4

Capital expenditures	—	(21.0)	(7.0)	—	(28.0)

Cash flows used in investing activities	—	(21.0)	(7.0)	—	(28.0)

Funding between Parent and subsidiaries, net	50.3	(35.8)	(14.5)	—	—
Issuance of long-term debt	352.0	—	—	—	352.0
Increase in corporate credit facility, net	75.0	—	—	—	75.0
Repayment of debt	(438.9)	(1.7)	(0.2)	—	(440.8)
Other financing activities	(22.7)	—	—	—	(22.7)

Cash flows provided by (used in) financing activities	15.7	(37.5)	(14.7)	—	(36.5)

Increase (decrease) in cash and cash equivalents	(2.0)	2.3	(0.4)	—	(0.1)
Beginning cash and cash equivalents	22.7	1.4	0.8	—	24.9

Ending cash and cash equivalents	$20.7	$3.7	$0.4	$—	$24.8

Form 10-Q Part I	Cincinnati Bell Inc.

7 1/4% Senior Notes Due 2013, 7% Senior Notes Due 2015, and 8 3/8% Senior Subordinated Notes Due 2014

The Company’s 7 1/4% Senior Notes Due 2013, 7% Senior Notes Due 2015, and 8 3/8% Senior Subordinated Notes Due 2014 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc. (f/k/a ZoomTown.com Inc.), Cincinnati Bell Complete Protection Inc., BRFS LLC, BRHI Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless Holdings LLC, Cincinnati Bell Wireless LLC, BCSIVA Inc., BRCOM Inc., Cincinnati Bell Technology Solutions Inc., and IXC Internet Services Inc. Effective February 14, 2006, the Company paid Cingular $83 million for its 19.9% interest in Cincinnati Bell Wireless LLC (“CBW LLC”). As a result, CBW LLC became a wholly-owned subsidiary of the Company, and as such, also became a guarantor of the notes. Also, in the fourth quarter of 2005, Cincinnati Bell Public Communications merged into the Parent Company. The financial information presented below combines CBW LLC with the guarantors and Cincinnati Bell Public Communications with the Parent Company for all periods presented. The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. The Company’s subsidiaries generate substantially all of the Parent Company’s income and cash flow and generally fund, through distributions or advances, the Parent Company’s debt service obligations.

The following information sets forth the condensed consolidating statements of operations and cash flows for the three months ended March 31, 2006 and 2005 and the condensed consolidating balance sheets of the Company as of March 31, 2006 and December 31, 2005 of (1) the Parent Company, as the issuer (2) the guarantor subsidiaries on a combined basis and (3) the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2006
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$0.7	$131.8	$174.1	$(8.4)	$298.2
Operating costs and expenses	11.7	119.9	103.9	(8.4)	227.1

Operating income (loss)	(11.0)	11.9	70.2	—	71.1
Equity in earnings of subsidiaries, net of tax	44.7	—	—	(44.7)	—
Interest expense	35.6	7.8	3.4	(7.2)	39.6
Other expense (income), net	(7.3)	0.2	0.2	7.2	0.3

Income before income taxes	5.4	3.9	66.6	(44.7)	31.2
Income tax expense (benefit)	(8.7)	0.2	25.6	—	17.1

Net income	14.1	3.7	41.0	(44.7)	14.1
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$11.5	$3.7	$41.0	$(44.7)	$11.5

	Three Months Ended March 31, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$1.1	$119.5	$176.9	$(8.9)	$288.6
Operating costs and expenses	5.6	129.8	106.9	(8.9)	233.4

Operating income (loss)	(4.5)	(10.3)	70.0	—	55.2
Equity in earnings of subsidiaries, net of tax	29.9	—	—	(29.9)	—
Interest expense	46.0	6.4	4.2	(6.1)	50.5
Other expense (income), net	3.1	(4.1)	(1.0)	6.1	4.1

Income (loss) before income taxes	(23.7)	(12.6)	66.8	(29.9)	0.6
Income tax expense (benefit)	(20.5)	(5.3)	29.6	—	3.8

Net income (loss)	(3.2)	(7.3)	37.2	(29.9)	(3.2)
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$(5.8)	$(7.3)	$37.2	$(29.9)	$(5.8)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of March 31, 2006
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$28.5	$0.4	$0.1	$—	$29.0
Receivables, net	1.3	84.6	48.3	—	134.2
Other current assets	15.3	95.9	30.2	(20.8)	120.6

Total current assets	45.1	180.9	78.6	(20.8)	283.8
Property, plant and equipment, net	0.2	201.6	601.1	—	802.9
Goodwill and intangibles, net	25.7	128.3	—	—	154.0
Investments in and advances to subsidiaries	1,050.0	8.1	—	(1,058.1)	—
Other noncurrent assets	293.1	378.4	12.0	(36.6)	646.9

Total assets	$1,414.1	$897.3	$691.7	$(1,115.5)	$1,887.6

Current portion of long-term debt	$4.0	$2.7	$1.8	$—	$8.5
Accounts payable	—	52.0	19.4	—	71.4
Other current liabilities	68.0	39.1	60.7	3.4	171.2

Total current liabilities	72.0	93.8	81.9	3.4	251.1
Long-term debt, less current portion	1,875.1	10.9	236.8	—	2,122.8
Other noncurrent liabilities	193.9	30.6	76.9	(60.8)	240.6
Intercompany payables	—	521.1	41.9	(563.0)	—

Total liabilities	2,141.0	656.4	437.5	(620.4)	2,614.5
Shareowners’ equity (deficit)	(726.9)	240.9	254.2	(495.1)	(726.9)

Total liabilities and shareowners’ equity (deficit)	$1,414.1	$897.3	$691.7	$(1,115.5)	$1,887.6

	As of December 31, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$23.9	$0.5	$1.3	$—	$25.7
Receivables, net	2.9	99.1	58.9	—	160.9
Other current assets	12.5	86.5	28.2	(20.3)	106.9

Total current assets	39.3	186.1	88.4	(20.3)	293.5
Property, plant and equipment, net	0.2	200.0	600.2	—	800.4
Goodwill and intangibles, net	25.5	76.7	—	—	102.2
Investments in and advances to subsidiaries	995.6	—	—	(995.6)	—
Other noncurrent assets	296.4	415.7	11.9	(56.8)	667.2

Total assets	$1,357.0	$878.5	$700.5	$(1,072.7)	$1,863.3

Current portion of long-term debt	$4.0	$4.8	$2.5	$—	$11.3
Accounts payable	0.2	48.7	20.9	—	69.8
Other current liabilities	88.4	43.9	65.5	(1.4)	196.4

Total current liabilities	92.6	97.4	88.9	(1.4)	277.5
Long-term debt, less current portion	1,826.3	10.0	237.1	—	2,073.4
Other noncurrent liabilities	175.8	38.5	83.3	(75.7)	221.9
Intercompany payables	—	473.5	27.6	(501.1)	—

Total liabilities	2,094.7	619.4	436.9	(578.2)	2,572.8
Minority interest	—	28.2	—	—	28.2
Shareowners’ equity (deficit)	(737.7)	230.9	263.6	(494.5)	(737.7)

Total liabilities and shareowners’ equity (deficit)	$1,357.0	$878.5	$700.5	$(1,072.7)	$1,863.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2006
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(42.7)	$46.4	$61.5	$—	$65.2

Capital expenditures	—	(10.5)	(25.1)	—	(35.6)
Acquisition of CBW minority interest	—	(83.2)	—	—	(83.2)
Other investing activities	—	1.4	—	—	1.4

Cash flows used in investing activities	—	(92.3)	(25.1)	—	(117.4)

Funding between Parent and subsidiaries, net	(9.4)	46.0	(36.6)	—	—
Increase in corporate credit facility, net	60.0	—	—	—	60.0
Repayment of debt	(1.0)	(1.3)	(1.0)	—	(3.3)
Other financing activities	(2.3)	1.1	—	—	(1.2)

Cash flows provided by (used in) financing activities	47.3	45.8	(37.6)	—	55.5

Increase (decrease) in cash and cash equivalents	4.6	(0.1)	(1.2)	—	3.3
Beginning cash and cash equivalents	23.9	0.5	1.3	—	25.7

Ending cash and cash equivalents	$28.5	$0.4	$0.1	$—	$29.0

	Three Months Ended March 31, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(17.7)	$22.3	$59.8	$—	$64.4

Capital expenditures	—	(7.2)	(20.8)	—	(28.0)

Cash flows used in investing activities	—	(7.2)	(20.8)	—	(28.0)

Funding between Parent and subsidiaries, net	50.3	(15.3)	(35.0)	—	—
Issuance of long-term debt	352.0	—	—	—	352.0
Increase in corporate credit facility, net	75.0	—	—	—	75.0
Repayment of debt	(438.9)	(0.1)	(1.8)	—	(440.8)
Other financing activities	(22.7)	—	—	—	(22.7)

Cash flows provided by (used in) financing activities	15.7	(15.4)	(36.8)	—	(36.5)

Increase (decrease) in cash and cash equivalents	(2.0)	(0.3)	2.2	—	(0.1)
Beginning cash and cash equivalents	22.7	0.8	1.4	—	24.9

Ending cash and cash equivalents	$20.7	$0.5	$3.6	$—	$24.8

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, and those discussed in the Form 10-K for the year ended December 31, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

The Company was initially incorporated under the laws of Ohio in 1983 and remains incorporated under the laws of Ohio. It has its principal executive offices at 221 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). The Company makes available on its website at the investor relations tab (http://investor.cincinnatibell.com) its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports) as soon as practicable after they have been electronically filed.

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy statements, and other information about issuers, like the Company, which file electronically with the SEC. The address of this site is http://www.sec.gov.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its condensed consolidated financial statements. These critical accounting policies included revenue recognition, accounting for allowances for uncollectible accounts receivable, reviewing the carrying values of goodwill and indefinite-lived intangible assets, reviewing the carrying values of property, plant, and equipment, accounting for taxes, and accounting for pension and postretirement expenses.

Accounting for business combinations

In accounting for business combinations, the Company applies the accounting requirements of SFAS 141, which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, the Company analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. If the business combination is significant, the Company engages third-party appraisal firms to assist management in determining the fair values of tangible and intangible assets and liabilities. Such a valuation requires management to make significant estimates and assumptions, especially with respect to the intangible assets.

In determining the fair value of the Company’s intangible assets associated with the purchase of the remaining minority interest in CBW, the Company utilized several valuation methods:

•	Excess earnings method: This method was used to determine the fair value of the Company’s customer relationships. This method estimates the present value of future cash flows attributable to the Company’s customer base and requires estimates of the expected future earnings and remaining useful lives of the customer relationships.

•	Relief-from-royalty: This method, used to determine the fair value of the Company’s trademarks, estimates the present value of royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology.

•	Greenfield: The Company’s licenses were valued using the Greenfield method, which utilizes a discounted cash flow analysis assuming a “start up” business, in which the only assets of the business at start up are assumed to be the FCC licenses to be valued.

Changes to the assumptions the Company used to estimate fair value could impact the recorded amounts for acquired assets and liabilities, including property, plant and equipment, intangible assets, and goodwill. Significant changes to these balances could have a material impact on the Company’s future reported results.

Form 10-Q Part I	Cincinnati Bell Inc.

Results of Operations

The financial results for the three months ended March 31, 2006 and 2005 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations of this quarterly report on Form 10-Q. Results for interim periods may not be indicative of the results for the full year.

CONSOLIDATED OVERVIEW

Consolidated revenue totaled $298.2 million for the three months ended March 31, 2006, an increase of $9.6 million, compared to the first quarter of 2005. The increase was primarily due to the following:

•	$3.9 million lower revenues in the Local segment due to losses of access lines, partially offset by increased data and DSL revenues;

•	$0.6 million higher revenues in the Wireless segment due to increases in postpaid service and equipment revenues, partially offset by decreases in prepaid service and roaming revenues;

•	$11.7 million increased revenues in the Hardware and Managed Services (“HMS”) segment due to increased IT and computer-related equipment sales and higher managed services revenues; and

•	$0.7 million higher revenues in the Other segment attributed to an increase in Cincinnati Bell Any Distance Inc. (“CBAD”) business subscribers, partially offset by a decrease in the Company’s payphone business.

Operating income for the three months ended March 31, 2006 was $71.1 million, an increase of $15.9 million compared to the same period of 2005. The increase was primarily due to the following:

•	$0.5 million decrease in Local operating income primarily as a result of lower revenue discussed above partially offset by lower labor costs, advertising, and depreciation;

•	$23.9 million increase in Wireless operating income primarily due to impairment charges of $23.7 million incurred in the first quarter of 2005 associated with the retirement of certain Time Division Multiple Access (“TDMA”) assets and decreased depreciation and amortization expense of $7.4 million associated with TDMA assets, partially offset by increased customer acquisition and other costs to support higher subscriber additions and higher minutes-of-use;

•	$0.7 million increase in the Other segment primarily related to the increase in revenues;

•	$6.3 million decrease related to the settlement of the Company’s shareholder litigation (see Note 7 to the Condensed Consolidated Financial Statements for further discussion); and

•	$1.8 million decrease in the Broadband segment, as 2005 benefited from the resolution of certain operating tax issues.

The minority interest caption relates to the 19.9% minority interest of Cingular in the net income of CBW through the date of purchase on February 14, 2006. As a result of the Company’s purchase of Cingular’s interest in CBW, the Company recognized minority interest expense through the date of purchase, but no further minority interest expense was recorded after as CBW is now wholly-owned. In the first quarter of 2005, the TDMA impairment charge noted above gave rise to CBW losses in that period, and the minority interest income of $4.3 million represents Cingular’s portion of the losses.

Interest expense decreased to $39.6 million for the first quarter of 2006 compared to $50.5 million in the comparable period of 2005. This decrease is a result of the Company’s refinancing activities in 2005, which replaced high interest debt for debt with lower interest rates.

The loss on extinguishment of debt of $7.9 million for the first three months of 2005 was associated with the repayment of previously existing credit facilities as the Company began the initial stages of its 2005 refinancing plan.

Income tax expense was $17.1 million for the first quarter of 2006, an increase of $13.3 million over the comparable period of 2005, primarily due to the increase in income before income taxes. Also, in February 2006, the Kentucky Revenue Cabinet issued new state tax regulations, which limited the Company’s ability to use its state net operating loss carryforwards against future state taxable income. The Company recorded a one-time income tax charge of approximately $3.6 million in the first quarter of 2006 related to these regulations. Excluding the effect of this charge, the Company estimates that its effective income tax rate will be approximately 43% for the full year 2006, which differs from the federal statutory rate primarily due to certain non-deductible expenses. The Company has certain non-deductible expenses including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. The Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses associated with the Broadband Securities. However, the Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2006.

Form 10-Q Part I	Cincinnati Bell Inc.

Discussion of Operating Segment Results

LOCAL

	Three Months Ended March 31,
(dollars in millions)	2006	2005	$ Change	% Change
Revenue:
Voice	$121.0	$128.0	$(7.0)	(5)%
Data	56.6	53.2	3.4	6%
Other	8.7	9.0	(0.3)	(3)%

Total revenue	186.3	190.2	(3.9)	(2)%

Operating costs and expenses:
Cost of services and products	58.7	57.7	1.0	2%
Selling, general and administrative	32.5	35.4	(2.9)	(8)%
Depreciation	25.6	27.1	(1.5)	(6)%

Total operating costs and expenses	116.8	120.2	(3.4)	(3)%

Operating income	$69.5	$70.0	$(0.5)	(1)%

Operating margin	37.3%	36.8%		0 pts

Revenue

Voice revenue includes local service, switched access, information services and value added services revenues. These revenues decreased in the first quarter of 2006 versus the same period in 2005 as a result of a 4% decrease in total local service access lines, loss of value added services revenue primarily as a result of consumer bundle discounts, and a lower average rate per business customer primarily as a result of competitive pricing pressure.

Access lines within the segment’s Incumbent Local Exchange Carrier (“ILEC”) territory decreased by 48,000, or 5%, from 929,000 at March 31, 2005 to 881,000 at March 31, 2006, which the Company believes results from several factors including customers electing to use wireless communication (“wireless substitution”) in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC territory by continuing to target voice services to residential and business customers outside of its ILEC operating territory north of the Greater Cincinnati area. The Company had 40,000 total access lines outside its ILEC service territory at March 31, 2006, which is a 30% increase from March 31, 2005.

Data revenue consists of data transport, high-speed Internet access (including DSL), dial-up Internet access, digital trunking, and Local Area Network (“LAN”) interconnection services. The increase in data revenue of $3.4 million for the first quarter of 2006 as compared to the first quarter of 2005 is due to the combination of higher DSL and data transport revenue, partially offset by lower dial-up access revenue. An increase in average DSL subscribers of 29,000, partially offset by a lower average rate per subscriber, produced an additional $2.7 million in revenue for the first quarter of 2006 as compared to the first quarter of 2005. As of March 31, 2006, the Company’s DSL penetration of addressable access lines was approximately 23%, up from 18% at March 31, 2005. Also, a 10% increase in data transport units, net of a decrease in the average price, provided $1.0 million of additional revenue as compared to the first quarter of 2005. Revenue from dial-up access decreased by $0.5 million as compared to the first quarter of 2005 due to a decrease in average subscribers and average rate per subscriber.

The Company believes its rate of access line loss would have been greater and its increase in DSL subscribers would have been less without the success of its “Super Bundle,” Custom ConnectionsSM. The Company added 6,000 Super Bundle subscribers through the first three months of 2006, bringing total subscribership to 156,000 and penetration of residential access lines to 27%. The Company’s Super Bundle offers local, long distance, wireless, DSL, and the Company’s value added services package, Home Phone Pak, on a single bill at a price lower than what the customer would pay for all of the services individually. This package has increased the demand for and increased retention of the Company’s ZoomTown DSL offering, which added 8,000 customers during the first three months of 2006 to bring total subscribers to 171,000. As a result of this growth, total lines to the customer (defined as access lines plus DSL subscribers) as of March 31, 2006 decreased only slightly compared to March 31, 2005.

Form 10-Q Part I	Cincinnati Bell Inc.

Costs and Expenses

Cost of services and products increased for the first quarter of 2006 by $1.0 million versus the first quarter of 2005. The increase is due to higher operating taxes of $1.3 million as a favorable adjustment was recorded in the first quarter of 2005 for the resolution of certain operating tax audits, as well as a $0.6 million increase in fuel and electric charges. These increases were partially offset by a $0.5 million decrease in cost of goods sold for DSL and wireline costs as well as a $0.7 million decrease in overtime labor costs due to mild weather in 2006, which resulted in fewer repair issues.

Selling, general and administrative expenses decreased by $2.9 million in the first quarter of 2006 compared to the same period of 2005 due to $1.0 million lower advertising and promotional costs, $1.3 million decrease in payroll costs, and lower fees paid for certain contract services.

Depreciation expense decreased by $1.5 million in the first quarter of 2006 compared to the first quarter of 2005 as a result of assets becoming fully depreciated at a greater rate than capital expenditures.

WIRELESS

On February 14, 2006, Cingular exercised its contractual put right to require the Company to purchase Cingular’s 19.9% membership interest in CBW. Pursuant to the terms of the put right, the Company paid Cingular $83 million, including interest. As a result, CBW is now a wholly-owned subsidiary of the Company. The Company funded the purchase with borrowings under its Corporate credit facility and available cash.

Since October 2003, CBW has deployed service on both TDMA and Global System for Mobile Communications (“GSM”) technologies. During the fourth quarter of 2003, the Company began to transition customers to the GSM network from the TDMA network, and the Company expects to discontinue its TDMA network in June 2006. At March 31, 2006, approximately 90% of the Company’s subscribers and 95% of total wireless minutes-of-use were on the GSM network.

(dollars in millions, except for operating metrics)	Three Months Ended March 31,
	2006	2005	$ Change	% Change
Revenue:
Service	$55.3	$55.6	$(0.3)	(1)%
Equipment	6.5	5.6	0.9	16%

Total revenue	61.8	61.2	0.6	1%

Operating costs and expenses:
Cost of services and products	36.2	29.3	6.9	24%
Selling, general and administrative	14.3	13.4	0.9	7%
Depreciation	6.9	14.9	(8.0)	(54)%
Amortization	0.6	—	0.6	n/m
Asset impairments and other charges	—	23.7	(23.7)	(100)%

Total operating costs and expenses	58.0	81.3	(23.3)	(29)%

Operating income (loss)	$3.8	$(20.1)	$23.9	(119)%

Operating margin	6.1%	(32.8)%		40	pts

Operating metrics
Postpaid ARPU*	$44.71	$46.00	$(1.29)	(3)%
Prepaid ARPU*	$20.42	$21.62	$(1.20)	(6)%

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue, excluding roaming revenue, by the average subscriber base for the period. Collocation revenues are not included in calculation of ARPU.

Form 10-Q Part I	Cincinnati Bell Inc.

Revenue

Wireless segment revenue increased during the first three months of 2006 compared to the first three months of 2005 as a result of increases in postpaid subscriber volume and equipment sales, partially offset by lower roaming revenue and lower average rate per subscriber.

During the first quarter of 2006, an increase in postpaid subscriber service revenue was offset by a decrease in postpaid roaming revenue and prepaid service revenue compared to the first quarter of 2005 as discussed below:

•	$1.3 million increase in postpaid subscriber service revenue, which is comprised of $2.5 million related to a 6% increase in average subscribers partially offset by the $1.2 million impact from lower ARPU. The lower ARPU results from the continued migration of the Company’s postpaid customers to lower priced GSM rate plans and bundling plans, slightly offset by an increase in data revenues. Postpaid subscribers increased from 300,000 subscribers at March 31, 2005 to 328,000 at March 31, 2006. The increase in subscribers is a direct result of the Company’s focus on network quality and aggressive marketing; net additions for the first quarter of 2006 were 13,000 compared to a net loss of subscribers in the first quarter of 2005 of 7,000. Average monthly churn was 1.4% in the first quarter of 2006 compared to 2.6% in the first quarter of 2005. The improved churn rate was due to the resolution of network problems encountered in 2004 and the introduction of more attractive rate plans in late 2005;

•	$0.4 million decrease in prepaid service revenue due to the decrease in ARPU, partially offset by an increase in average subscribers. As of March 31, 2006, prepaid subscribers totaled approximately 182,000, slightly higher than the 179,000 subscribers at March 31, 2005; the Company had 2,000 and 5,000 net additions of prepaid subscribers in the quarters ended March 31, 2006 and 2005, respectively. Average monthly prepaid customer churn of 7.1% for the first quarter of 2006 increased from 5.8% for the first quarter of 2005 but decreased from 7.5% for the fourth quarter of 2005; and

•	$1.3 million decrease in roaming revenue due to a decrease in minutes-of-use and a decrease in revenue per roaming minute. As a result of the merger between Cingular and AT&T Wireless Services Inc., CBW lost substantial roaming revenue as Cingular customers are using Cingular’s network versus CBW’s network.

Equipment revenue increased by $0.9 million as the Company sold 20,000 more handsets during the first quarter of 2006 compared to the first quarter of 2005. The increase in handset sales is due to the increase in subscriber additions in the first quarter of 2006 compared to the same period of 2005. Total wireless subscribers at March 31, 2006 were approximately 510,000.

Costs and Expenses

Cost of services and products consists largely of network operation costs, roaming expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), interconnection expenses and cost of handsets and accessories sold. These costs and expenses increased $6.9 million during the first quarter of 2006 compared to the first quarter of 2005. The increase for the first quarter of 2006 is primarily due to a $3.6 million increase in handset and accessory costs related to higher activations during the quarter, a $1.0 million increase in roaming expense related to higher minutes-of-use from GSM subscribers and plans that include roaming, and other increased costs to support higher voice and data usage.

The increase in selling, general and administrative expenses of $0.9 million for the first quarter of 2006 was primarily due to increased commissions of $1.5 million related to high subscriber additions and additional advertising and promotional expenses of $0.6 million as compared to the first quarter of 2005, partially offset by a $1.0 million decrease in bad debt expense.

During 2005, the Company incurred charges of $42.3 million to write down the recorded value of its TDMA network assets, $23.7 million of which was recorded in the first quarter. The charge recorded in the first quarter of 2005 related to a portion of TDMA assets that were taken out of service in order to optimize the remaining spectrum associated with TDMA assets.

The decrease in depreciation for the three months ended March 31, 2006 versus the 2005 comparable period results entirely from the decrease in the net book value of the TDMA assets due to the write downs discussed above.

Amortization expense in 2006 results from the allocation of the purchase price to intangibles associated with the purchase of the CBW minority interest from Cingular. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Form 10-Q Part I	Cincinnati Bell Inc.

HARDWARE AND MANAGED SERVICES

	Three Months Ended March 31,
(dollars in millions)	2006	2005	$ Change	% Change
Revenue:
Hardware	$21.2	$12.3	$8.9	72%
Managed services	17.6	14.8	2.8	19%

Total revenue	38.8	27.1	11.7	43%

Operating costs and expenses:
Cost of services and products	30.5	20.3	10.2	50%
Selling, general and administrative	5.2	4.1	1.1	27%
Depreciation	0.8	0.5	0.3	60%
Asset impairments and other charges (gains)	—	(0.1)	0.1	(100)%

Total operating costs and expenses	36.5	24.8	11.7	47%

Operating income	$2.3	$2.3	$—	0%
Operating margin	5.9%	8.5%		(3	) pts

Revenue

Hardware revenue is generated by the reselling of major manufacturers’ IT, data and telephony equipment. Managed services revenue consists of the sale of outsourced technology resources, leveraging assets within the Company, including but not limited to data center assets, and revenue of technical services and maintenance directly related to the sale of IT, data and telephony equipment. The Cincinnati Bell Technology Solutions (“CBTS”) business model links the capability to sell a wide range of equipment from various manufacturers along with the Company’s technical and infrastructure capability to offer complete technology solutions for the small, medium, and large business customer.

Hardware revenue for the first quarter of 2006 increased $8.9 million as compared to the first quarter of 2005 due to increased sales in IT and computer-related hardware to data center customers. CBTS expanded its data center business with the opening of its Florence, Kentucky data center in June 2005. The increased hardware sales were for equipment used in CBTS data centers as well as for equipment to be used at customer facilities.

Managed services revenue increased for the first quarter of 2006 versus the first quarter of 2005 due to the Florence data center, which was not open in the first quarter of 2005, and growth of the services that CBTS provides to its data center customers at its data centers.

Costs and Expenses

Cost of services and products increased by $10.2 million in the first three months of 2006 as compared to the same period in 2005 as a direct result of the increased revenue.

Selling, general and administrative expenses increased for the first quarter of 2006 compared to the first quarter of 2005 primarily due to an increase in payroll costs for additional sales personnel hired in 2005, commissions on higher revenues, and higher benefits costs.

The increase in depreciation expense in the first quarter of 2006 over the first quarter of 2005 is due to capital asset additions associated with data center services.

Form 10-Q Part I	Cincinnati Bell Inc.

OTHER

	Three Months Ended March 31,
(dollars in millions)	2006	2005	$ Change	% Change
Revenue	$19.7	$19.0	$0.7	4%

Operating costs and expenses:
Cost of services and products	9.1	8.8	0.3	3%
Selling, general and administrative	3.5	3.9	(0.4)	(10)%
Depreciation	0.5	0.4	0.1	25%

Total operating costs and expenses	13.1	13.1	—	0%

Operating income	$6.6	$5.9	$0.7	12%

Operating margin	33.5%	31.1%		2	pts

Revenue

Other segment revenue increased slightly in the first quarter of 2006 compared to the same period in 2005.

CBAD’s revenue increased $0.9 million, or 5%, in the first quarter of 2006 compared to the first quarter of 2005. The increase relates to an increase in business subscribers. As compared to the first quarter of 2005, total subscribed access lines decreased slightly as an 8% increase in business lines partially offset a decrease in residential lines. CBAD had approximately 561,000 subscribed access lines as of March 31, 2006 in the Cincinnati and Dayton, Ohio operating areas. Revenue for the first quarter of 2006 from Cincinnati Bell Complete Protection Inc. (“CBCP”) was consistent with the first quarter of 2005, and Public revenue decreased $0.4 million in the first quarter of 2006 compared to the first quarter of 2005 as the population continues to increase the use of wireless services over payphones.

Costs and Expenses

Cost of services and products increased in the first quarter of 2006 compared to the first quarter of 2005. CBAD’s cost of service for the first quarter of 2006 compared to the same period in 2005 increased approximately $0.6 million, primarily related to the increase in business subscriber revenues and consulting costs. The increase at CBAD was partially offset by a decrease at Public due to the decrease in revenue.

Selling, general and administrative expenses decreased in the first quarter of 2006 compared to the first quarter of 2005 due primarily to decreases in labor and advertising costs at CBAD.

BROADBAND

During 2003, the Company completed the sale of substantially all of its Broadband assets and, in connection with the sale, retained certain Broadband obligations. The Broadband segment had an operating loss in the first quarter of 2006 of $0.5 million compared to operating income for the first quarter 2005 of $1.3 million. The loss in the first quarter of 2006 is due to additional legal expenses incurred, and income in the first quarter of 2005 was due to the favorable resolution of certain operating tax issues.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources

As the Company’s businesses mature, investments in its local, wireless, and DSL networks will be focused on maintenance, strategic expansion, incremental revenue-generating penetration of these services with the bundle, cost and productivity improvements, and technology enhancement initiatives undertaken to add and retain customers on the Company’s networks.

For the three months ended March 31, 2006, cash provided by operating activities totaled $65.2 million, an increase of $0.8 million compared to the $64.4 million provided by operating activities during the same period in 2005. Interest payments were higher by $9.5 million in the first quarter of 2006 compared to the prior year period, as the Company’s 2005 refinancing changed the timing of interest payments. For the year, the Company expects interest payments to be lower than 2005 by approximately $8 million. The first quarter decrease in cash flows from operations due to higher interest payments was more than offset by favorable changes in working capital, particularly on accounts receivable as the Company collected on high fourth quarter HMS equipment sales and improved its collections of Local segment receivables.

For the three months ended March 31, 2006, cash utilized in investing activities was $117.4 million, an increase of $89.4 million compared to the $28.0 million utilized during the same period in 2005. The increase predominately relates to the acquisition of the 19.9% minority interest in CBW LLC for $83.2 million. The remaining increase relates to the $7.6 million increase in capital expenditures during the three months ended March 31, 2006 compared to the same period in 2005, primarily due to increased maintenance and strategic expansion of the local and wireless networks.

Cash flows from financing activities increased $92.0 million to a net inflow of $55.5 million for the three months ended March 31, 2006 from an outflow of $36.5 million during the same period in 2005. During the three months ended March 31, 2006, the Company funded the purchase of the 19.9% interest in CBW with available cash and its Corporate credit facility, of which $60.0 million was outstanding at March 31, 2006. During the three months ended March 31, 2005, the Company received $352.0 million of gross cash proceeds from the issuance of the new 7% Notes and additional 8 3/8% Notes. The Company also borrowed $75 million under the credit facility during the same period. In addition, during 2005, the Company repaid $440.8 million in borrowings, substantially all of which was the prepayment of borrowings under its term and revolving credit facilities, using the net cash proceeds from the 7% Notes, the additional 8 3/8% Notes, and new credit facility. Debt issuance costs and consent fees totaled $21 million in the three months ended March 31, 2005. Preferred stock dividends of $2.6 million were paid during both of the three months ended March 31, 2006 and 2005.

As of March 31, 2006, the Company held $29.0 million in cash and cash equivalents. For the remainder of 2006, the Company’s primary sources of cash will be cash generated by operations and borrowings from the Company’s revolving credit facility. The primary uses of cash will be for funding the maintenance and strategic expansion of the local and wireless networks; interest and principal payments on the Company’s debt; dividends on the 6 3/4% Cumulative Convertible Preferred Stock; working capital; and the extinguishment of the remaining liabilities in the Company’s Broadband segment.

Contingencies

Refer to the Company’s discussion of its contingencies at Note 7 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company utilized fixed to floating interest rate swaps with notional amounts totaling $450 million designated as fair value hedging instruments. These interest rate swaps change the fixed rate nature of the 8 3/8% and 7% Notes to approximate floating rate debt. The desired effect of the interest rate swaps is to largely offset the increase in interest expense resulting from the issuance of notes in the short-term, but are subject to, and will be affected by, future changes in interest rates. As of March 31, 2006, the fair value of all interest rate swap contracts was a liability of $20.2 million.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further information.

Form 10-Q Part I	Cincinnati Bell Inc.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006 (the “Evaluation Date”). Based on that evaluation, Cincinnati Bell Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)	Changes in internal control over financial reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2006, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Form 10-Q Part II	Cincinnati Bell Inc.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 7 of the Notes to the Condensed Consolidated Financial Statements of this quarterly report.

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as listed in the Company’s 2005 Annual Report. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2006, the Company had no unregistered sales of equity securities.

The following table provides information regarding the Company’s purchases of its common stock:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
1/1/2006 - 1/31/2006	11,234	$3.85	0	n/a
2/1/2006 - 2/28/2006	70,307	3.78	0	n/a
3/1/2006 - 3/31/2006	5,476	4.09	0	n/a

*	Shares for certain deferred compensation and restricted stock plans are purchased at market value. Future purchases are subject to participant elections.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was conducted on April 28, 2006. At that meeting, shareholders voted on the:

i.	Election of three directors to serve three-year terms ending in 2009; and

ii.	Ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm to audit the financial statements of the Company for the year 2006.

The results of such votes were as follows:

i.	Carl Redfield was elected as a director with 208,390,786 common shares voting for election and 9,106,198 voting abstained. David Sharrock was elected as a director with 177,156,103 common shares voting for election and 40,340,881 voting abstained. Alex Shumate was elected as a director with 214,072,566 common shares voting for election and 3,424,418 voting abstained.

ii.	Deloitte & Touche LLP was ratified as independent registered public accounting firm to audit the financial statements of the Company for the year 2006.

Item 5. Other Information

None.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 6. Exhibits

(a) Exhibits.

The information required by this Item is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION
(10)(i)*	2006 Performance Unit Agreement (Item (1.01) to Current Report on Form 8-K, date of Report March 30, 2006, File No. 1-8519).

31.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

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

Cincinnati Bell Inc.

Date: May 9, 2006	/s/ Brian A. Ross
Brian A. Ross
Chief Financial Officer

Date: May 9, 2006	/s/ Kurt Freyberger
Kurt Freyberger
Vice President and Controller