Form 10-Q
period 2006-06-30
CINCINNATI BELL INC
filed 2006-08-08
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer   ☒                    Accelerated filer   ☐                    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

At July 31, 2006, there were 246,934,247 common shares outstanding and 155,250 shares of 6 3/4% Cumulative Convertible Preferred Stock outstanding.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue
Services	$275.5	$271.4	$545.4	$541.5
Products	47.8	44.0	76.2	62.5

Total revenue	323.3	315.4	621.6	604.0

Costs and expenses
Cost of services, excluding depreciation	93.6	89.1	188.4	176.4
Cost of products sold, excluding depreciation	51.9	44.6	85.2	66.5
Selling, general and administrative	61.7	57.4	120.0	115.5
Depreciation	34.3	48.4	68.1	91.4
Amortization	1.4	—	2.0	—
Shareholder claim settlement	—	—	6.3	—
Gain on sale of broadband assets	(2.9)	—	(2.9)	—
Asset impairments and other charges	0.1	—	0.2	23.1

Total operating costs and expenses	240.1	239.5	467.3	472.9

Operating income	83.2	75.9	154.3	131.1
Minority interest expense (income)	—	(0.5)	0.4	(4.8)
Interest expense	40.3	49.6	79.8	100.1
Loss on extinguishment of debt	—	—	—	7.9
Other income, net	(0.1)	(0.7)	(0.2)	(0.2)

Income before income taxes	43.0	27.5	74.3	28.1
Income tax expense	18.7	57.3	35.9	61.1

Net income (loss)	24.3	(29.8)	38.4	(33.0)
Preferred stock dividends	2.6	2.6	5.2	5.2

Net income (loss) applicable to common shareowners	$21.7	$(32.4)	$33.2	$(38.2)

Basic and diluted earnings (loss) per common share	$0.09	$(0.13)	$0.13	$(0.16)

Weighted average common shares outstanding (millions)
Basic	246.8	245.8	246.7	245.7
Diluted	252.4	245.8	251.9	245.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$26.6	$25.7
Receivables, less allowances of $14.0 and $14.3	141.8	160.9
Materials and supplies	27.7	19.8
Deferred income tax benefits, net	70.5	71.0
Prepaid expenses and other current assets	30.8	16.1

Total current assets	297.4	293.5
Property, plant and equipment, net	807.1	800.4
Goodwill	52.9	40.9
Intangible assets, net	104.0	61.3
Deferred income tax benefits, net	576.9	609.6
Other noncurrent assets	54.4	57.6

Total assets	$1,892.7	$1,863.3

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$7.9	$11.3
Accounts payable	78.5	69.8
Current portion of unearned revenue and customer deposits	39.2	39.7
Accrued taxes	23.7	30.2
Accrued interest	54.1	50.8
Accrued payroll and benefits	31.6	33.6
Other current liabilities	44.4	42.1

Total current liabilities	279.4	277.5
Long-term debt, less current portion	2,065.2	2,073.4
Accrued pension and postretirement benefits	176.8	160.3
Other noncurrent liabilities	76.0	61.6

Total liabilities	2,597.4	2,572.8
Minority interest	—	28.2
Commitments and contingencies

Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2006 and December 31, 2005; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 255,125,556 and 255,049,733 shares issued; 246,933,663 and 247,163,452 outstanding at June 30, 2006 and December 31, 2005	2.6	2.6
Additional paid-in capital	2,925.8	2,929.9
Accumulated deficit	(3,566.1)	(3,604.5)
Accumulated other comprehensive loss	(49.6)	(49.6)
Common shares in treasury, at cost:
8,191,893 and 7,886,281 shares at June 30, 2006 and December 31, 2005	(146.8)	(145.5)

Total shareowners’ deficit	(704.7)	(737.7)

Total liabilities and shareowners’ deficit	$1,892.7	$1,863.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$38.4	$(33.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	68.1	91.4
Amortization	2.0	—
Gain on sale of broadband assets	(2.9)	—
Asset impairments and other charges	0.2	23.1
Loss on extinguishment of debt	—	7.9
Provision for loss on receivables	7.6	8.5
Noncash interest expense	2.5	15.5
Minority interest expense (income)	0.4	(4.8)
Deferred income tax expense, including valuation allowance change	32.4	61.0
Other, net	(0.1)	2.2
Changes in operating assets and liabilities, net of effects of acquisitions
(Increase) decrease in receivables	9.4	(15.0)
Increase in prepaid expenses and other current assets	(21.8)	(11.1)
Increase in accounts payable	8.5	2.5
Decrease in accrued and other current liabilities	(5.1)	(13.3)
Increase in accrued pension and postretirement benefits	16.5	16.9
Change in other assets and liabilities, net	1.5	(0.6)

Net cash provided by operating activities	157.6	151.2

Cash flows from investing activities
Capital expenditures	(74.6)	(71.0)
Acquisitions of business and remaining minority interest in CBW	(86.7)	—
Other, net	2.0	—

Net cash used in investing activities	(159.3)	(71.0)

Cash flows from financing activities
Issuance of long-term debt	—	352.1
Increase in corporate credit facility, net	12.0	32.0
Repayment of debt	(5.7)	(442.0)
Debt issuance costs and consent fees	—	(21.0)
Issuance of common shares - exercise of stock options	0.7	1.7
Preferred stock dividends	(5.2)	(5.2)
Other, net	0.8	—

Net cash provided by (used in) financing activities	2.6	(82.4)

Net increase (decrease) in cash and cash equivalents	0.9	(2.2)
Cash and cash equivalents at beginning of year	25.7	24.9

Cash and cash equivalents at end of period	$26.6	$22.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies

The following represents a summary of the Company’s business and accounting policies. A more detailed presentation can be found in the Company’s 2005 Annual Report on Form 10-K.

Description of Business — Cincinnati Bell Inc. (the “Company”) provides diversified telecommunications services through businesses in five segments: Local, Wireless, Hardware and Managed Services (“HMS”), Other, and Broadband. The Broadband segment no longer has substantive ongoing operations as a result of the sale of the related operating assets in 2003.

Basis of Presentation — The Condensed Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for each period presented.

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

The Condensed Consolidated Balance Sheet as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2006.

Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method. Under this method, SFAS 123(R) applies to new awards, awards modified, repurchased, or cancelled after January 1, 2006 and any unvested awards at that date. All outstanding stock option awards as of December 31, 2005 were fully vested and had no impact on the financial statements during the six months ended June 30, 2006.

During 2006 and in prior years, certain employees and directors of the Company were granted stock options and other stock-based awards under the Company’s Long-Term Incentive Plans (“Company LTIP”). Under the Company LTIP, options are granted with exercise prices that are no less than the market value of the stock at the grant date. Generally, stock options have ten-year terms and vesting terms of three to five years. The following table summarizes stock option activity for the six months ended June 30, 2006:

(in thousands, except per share amounts)	Number of options	Weighted- average option prices	Weighted- average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2005	22,828	$11.28	5.8
Granted	171	3.85
Exercised	(236)	3.51
Forfeited or expired	(1,802)	13.37

Outstanding at June 30, 2006	20,961	$11.13	5.5	$2,327

Exercisable at June 30, 2006	20,865	$11.17	5.5	$2,273

Form 10-Q Part I	Cincinnati Bell Inc.

The weighted average fair values at the date of grant for options granted were $1.34 and $1.27 for the three months ended June 30, 2006 and 2005, respectively, and $1.21 and $1.30 for the six months ended June 30, 2006 and 2005, respectively. The weighted average fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2006	2005
Expected volatility	32.0%	35.0%
Risk-free interest rate	4.6%	3.9%
Expected holding period - years	4	4
Expected dividends	0.0%	0.0%

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

The Company’s policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. The Company recognized compensation expense of $0.1 million related to option grants for both the three and six months ended June 30, 2006. As of June 30, 2006, there was $0.1 million of unrecognized compensation expense related to non-vested stock options. This expense will be recognized over a weighted average period of three years. During the six months ended June 30, 2006 and 2005, the total intrinsic value of stock options exercised was $0.1 million and $0.4 million, respectively.

The Company granted performance restricted stock to certain Company executives during the six months ended June 30, 2006. These grants provide for the recipients to receive up to 819,750 shares, which vest over three years and upon the achievement of certain performance-based objectives over the period 2006 to 2008. The fair value of the performance restricted stock on the date of grant was $4.29 per share. The Company granted 749,700 shares of performance restricted stock during the six months ended June 30, 2005, which vest over three years and upon the achievement of certain performance-based objectives over the period 2005 to 2007. Prior to January 1, 2006, the performance restricted stock was accounted for under APB 25. Upon the adoption of SFAS 123(R), the performance restricted stock is expensed based on its grant date fair value, or $4.30 per share, if it is probable that the performance conditions will be achieved. The Company recognized restricted stock compensation expense of $0.4 million for the three months and six months ended June 30, 2006 and $0.3 million and $0.6 million for the three months and six months ended June 30, 2005, respectively. As of June 30, 2006, there was $0.8 million of unrecognized compensation expense related to the non-vested performance restricted stock awards.

Prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for its stock-based awards. The following table illustrates the effect on net loss and basic and diluted loss per share had the Company applied the fair value recognition provisions of SFAS 123:

(dollars in millions except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss as reported	$(29.8)	$(33.0)
Add: Stock-based compensation expense included in reported net income, net of related tax benefits	0.2	0.4
Deduct: Stock-based employee compensation expense determined under fair value method, net of related tax benefits	(1.1)	(2.2)

Pro forma net loss	$(30.7)	$(34.8)

Basic and diluted loss per share: As reported	$(0.13)	$(0.16)
Pro forma	(0.13)	(0.16)

Form 10-Q Part I	Cincinnati Bell Inc.

Rebates — The Company benefits from vendor rebate plans, particularly rebates on hardware sold by the HMS segment. The Company recognizes the rebates as a reduction to inventory cost upon purchase of the related equipment, and as an offset to costs of products sold upon sale of the related equipment to the customer. As of June 30, 2006 and December 31, 2005, the balance of rebates earned but not yet received from vendors totaled $9 million and $2 million, respectively, and is included in “Prepaid expenses and other current assets” on the balance sheet.

Recently Issued Accounting Standards — In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). The objective of the Statement is to simplify accounting for certain hybrid financial instruments, eliminate interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. This Statement is effective for all financial instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Implementation of SFAS 155 is not expected to have a material impact on the Company’s financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation requires the realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the Interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by the tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This Interpretation is effective for the first fiscal year that begins after December 15, 2006. The Company has not yet assessed the impact of this Interpretation on the Company’s financial statements.

2.	Acquisitions

Acquisition of Remaining Interest in Cincinnati Bell Wireless LLC

On February 14, 2006, Cingular Wireless Corporation (“Cingular”) exercised its contractual put right to require the Company to purchase Cingular’s 19.9% membership interest in Cincinnati Bell Wireless LLC (“CBW”). As a result, the Company paid purchase consideration of $83.0 million in cash to Cingular and incurred transaction expenses of $0.2 million. CBW is now a wholly-owned subsidiary of the Company. The Company funded the purchase with its Corporate credit facility and available cash.

The transaction was accounted for as a step acquisition using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The Company applied the purchase price against minority interest and then allocated the remainder to identifiable tangible and intangible assets and liabilities acquired as follows:

(dollars in millions)
Minority interest	$27.8
Intangible assets	42.1
Goodwill	10.2
Other	3.1

Total purchase price	$83.2

The purchase price allocation was based upon the estimated fair values as of February 14, 2006 of the tangible and intangible assets and liabilities. Estimated fair value was compared to the book value already recorded, and 19.9% of the excess of estimated fair value over book value was allocated to the respective tangible and intangible assets and liabilities. The excess purchase price over the minority interest and fair value ascribed to the tangible and intangible assets and liabilities was recorded as goodwill. The Company anticipates both the goodwill and intangible assets to be fully deductible for tax purposes. The preliminary purchase price allocation for this transaction may be adjusted upon completion of an appraisal of the related assets and liabilities of the business.

Form 10-Q Part I	Cincinnati Bell Inc.

The following table presents detail of the purchase price allocated to intangible assets of CBW as of the date of acquisition:

(dollars in millions)	Fair Value	Weighted Average Amortization Period
Intangible assets subject to amortization:
Customer relationships - subscribers	$11.6	7 years
Customer relationships - collocation towers	2.6	15 years
Contractual right - license	0.7	1 year

	14.9	8 years
Intangible assets not subject to amortization:
Licenses - owned	21.0	n/a
Trademarks	6.2	n/a

Total intangible assets	$42.1

The estimated amortization expense for intangible assets subject to amortization follows:

(dollars in millions)	Amortization Expense
2006	$3.9
2007	3.0
2008	2.0
2009	1.4
2010	1.1
2011	0.9
Thereafter	2.6

The intangible asset for the relationship CBW has with its subscribers is being amortized using the sum-of-the-months digits method. Amortization of the customer relationship intangible asset associated with tower collocations utilizes a straight-line method. Tower collocation revenue is received from other wireless carriers for the placement of their radios on CBW towers. These amortization methods best reflect the estimated patterns in which the economic benefits will be consumed.

This acquisition has no effect on the Company’s operating income, which historically has included 100% of CBW’s operating income. However, for periods after the acquisition date, the 19.9% minority interest in the net income (loss) of Cincinnati Bell Wireless LLC was eliminated.

The unaudited financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the acquisition had occurred as of the beginning of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2006	2005	2006	2005
Revenue	$323.3	$315.4	$621.6	$604.0
Net income (loss)	24.3	(31.5)	37.9	(38.8)
Earnings (loss) per share - basic and diluted	0.09	(0.14)	0.13	(0.18)

Automated Telecom Inc.

The Company purchased Automated Telecom Inc. (“ATI”) for a purchase price of $3.5 million in May 2006. ATI is based in Louisville, Kentucky and is a reseller of, and maintenance provider for, telephony equipment. The purchase price was primarily allocated to customer relationship intangible assets, deferred tax liabilities and goodwill. The financial results of ATI are included in the Company’s Hardware and Managed Services segment and were immaterial to the Company’s financial statements for the three and six months ended June 30, 2006. The preliminary purchase price allocation for this transaction may be adjusted upon completion of the Company’s valuation of the related assets and liabilities of the business.

Form 10-Q Part I	Cincinnati Bell Inc.

3.	Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised or converted to common stock but only to the extent that they are considered dilutive to the Company’s earnings. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2006	2005	2006	2005
Numerator:
Net income (loss)	$24.3	$(29.8)	$38.4	$(33.0)
Preferred stock dividends	2.6	2.6	5.2	5.2

Numerator for basic and diluted EPS	$21.7	$(32.4)	$33.2	$(38.2)

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	246.8	245.8	246.7	245.7
Stock options and warrants	5.1	—	4.8	—
Stock-based compensation arrangements	0.5	—	0.4	—

Denominator for diluted EPS	252.4	245.8	251.9	245.7

Basic and diluted earnings (loss) per common share	$0.09	$(0.13)	$0.13	$(0.16)

The assumed conversions to common stock of stock options, performance restricted stock, warrants, and the 6 3/4% Cumulative Convertible Preferred Stock are excluded from the diluted EPS computations to the extent that these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

4.	Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2006	2005	2006	2005
Net income (loss)	$24.3	$(29.8)	$38.4	$(33.0)
Additional minimum pension liability	—	(0.4)	—	(0.6)

Comprehensive income (loss)	$24.3	$(30.2)	$38.4	$(33.6)

Form 10-Q Part I	Cincinnati Bell Inc.

5.	Debt

The Company’s debt consists of the following:

(dollars in millions)	June 30, 2006	December 31, 2005
Current portion of long-term debt:
Credit facility, tranche B term loan	$4.0	$4.0
Capital lease obligations	2.9	4.9
Other short-term debt	1.0	2.4

Current portion of long-term debt	7.9	11.3

Long-term debt, less current portion:
Credit facility, revolver	12.0	—
Credit facility, tranche B term loan	393.0	395.0
7 1/4% Senior Notes due 2013	500.0	500.0
8 3/8% Senior Subordinated Notes due 2014, $640 million face amount*	622.0	633.4
7% Senior Notes due 2015, $250 million face amount*	240.0	246.4
7 1/4% Senior Notes due 2023	50.0	50.0
Various Cincinnati Bell Telephone notes	230.0	230.0
Capital lease obligations	17.2	17.3
Other long-term debt	0.1	0.3

	2,064.3	2,072.4
Net unamortized premiums	0.9	1.0

Long-term debt, less current portion	2,065.2	2,073.4

Total debt	$2,073.1	$2,084.7

*	The face amount of these notes has been adjusted to mark hedged debt to fair values at June 30, 2006 and December 31, 2005.

6.	Restructuring Charges

2005 Restructuring

In late 2005, the Company incurred employee separation expense of $1.6 million related to the outsourcing of its directory assistance services. The reserve is included in “Other current liabilities” in the Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005, respectively. The following table illustrates the activity in this reserve from December 31, 2005 through June 30, 2006:

Type of costs (dollars in millions):	Balance December 31, 2005	Utilizations	Balance March 31, 2006	Utilizations	Balance June 30, 2006
Employee separation obligations	$1.5	$(0.7)	$0.8	$(0.1)	$0.7

Form 10-Q Part I	Cincinnati Bell Inc.

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

The following table illustrates the activity in this reserve from December 31, 2005 through June 30, 2006:

Type of costs (dollars in millions):	Balance December 31, 2005	Expense	Utilizations	Balance March 31, 2006	Expense	Utilizations	Balance June 30, 2006
Terminate contractual obligations	$8.2	$0.1	$(0.5)	$7.8	$0.1	$(0.4)	$7.5

At June 30, 2006, $1.4 million of the restructuring reserve balance was included in “Other current liabilities,” and $6.1 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheet. At December 31, 2005, $1.3 million of the restructuring reserve balance was included in “Other current liabilities” and $6.9 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheet.

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

In re Broadwing Inc. Securities Class Action Lawsuits, (Gallow v. Broadwing Inc., et al), U.S. District Court, Southern District of Ohio, Western Division, Case No. C-1-02-795

Between October and December 2002, five virtually identical class action lawsuits were filed against Broadwing Inc. and two of its former Chief Executive Officers in U.S. District Court for the Southern District of Ohio.

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

On September 24, 2004, Judge Walter Rice issued an Order granting in part and denying in part the Company’s motion to dismiss. The Order indicated that a more detailed opinion would follow, which would provide detail regarding the portions of the case dismissed.

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

Form 10-Q Part I	Cincinnati Bell Inc.

On July 12, 2006, the Company and plaintiffs entered into a definitive Stipulation and Agreement of Settlement reflecting the terms of the above-referenced MOU. On July 21, 2006, Judge Rice issued a Preliminary Order approving the notice and proof of claim forms to be mailed to class members and scheduling a Settlement Fairness Hearing on September 6, 2006. A final settlement of this matter is contingent upon the satisfaction of various conditions contained in the Stipulation and Agreement of Settlement as well as approval by the court.

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

On April 28, 2006, the Company and plaintiffs entered into a MOU, which sets forth an agreement in principle to settle this matter. For this derivative lawsuit and the lawsuits discussed above, the Company reserved $6.3 million in the first quarter of 2006 to reflect its anticipated contribution to the settlement fund and to cover other settlement-related expenses. On July 12, 2006, the Company and plaintiffs entered into a definitive Stipulation and Agreement of Settlement reflecting the terms of the MOU. The court has scheduled a Settlement Fairness Hearing on September 6, 2006. A final settlement of this matter is contingent upon the satisfaction of various conditions contained in the Stipulation and Agreement of Settlement as well as approval by the court.

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

On February 22, 2006, the Company entered into a Stipulation and Agreement of Settlement of ERISA Actions (the “Agreement”) providing for the settlement of the consolidated case with no finding or admission of any wrongdoing by any of the defendants in the lawsuit. Under the Agreement, defendants are obligated to pay $11 million, which payment will be made on their behalf by their insurers, to a fund to settle the claims of, and obtain a release of all claims from, the class members. On March 13, 2006, the Court issued an order giving preliminary approval of the Agreement and scheduled a Settlement Fairness Hearing on June 22, 2006. The fairness hearing took place as scheduled on June 22, 2006. The parties are currently awaiting a final order from the Court. If the Agreement is given final approval by the Court, the Agreement will result in a dismissal of the case with prejudice.

Freedom Wireless vs. BCGI, et al U.S. District Court, District of Massachusetts, Case No. 05-110620-EFH.

On September 16, 2005, Freedom Wireless filed a patent infringement action against 24 wireless service providers, including CBW. The suit alleges that the defendant wireless service providers are in violation of a patent owned by Freedom Wireless. CBW obtained its rights to use the technology in question through Boston Communications Group Inc. (“BCGI”). BCGI has acknowledged its obligation to indemnify CBW in accordance with the terms of the license agreement. This lawsuit was preceded by a direct patent infringement suit against BCGI by Freedom Wireless, in which BCGI was found liable. BCGI is appealing that verdict. CBW is not certain that BCGI will prevail in its appeal, whether it will have sufficient financial resources to honor all of its indemnification obligations, or whether the judge would order injunctive relief that could force CBW to find an alternative prepaid billing platform. On July 21, 2006, BCGI issued a press release indicating that it had reached a settlement agreement with Freedom Wireless in the underlying patent infringement action. If the conditions of the settlement are satisfied, the agreement would result in the dismissal of all pending infringement actions with prejudice and would not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Form 10-Q Part I	Cincinnati Bell Inc.

8.	Pension and Postretirement Plans

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans. Approximately 10% of these costs were capitalized to property, plant, and equipment related to network construction in the Local segment for the three and six months ended June 30, 2006 and 2005. Pension and postretirement benefits expense are as follows:

	Pension Benefits		Postretirement and Other Benefits
	Three Months Ended June 30,
(dollars in millions)	2006	2005	2006	2005
Service cost	$2.1	$2.1	$1.0	$1.1
Interest cost on projected benefit obligation	6.9	6.8	4.8	5.8
Expected return on plan assets	(8.7)	(9.5)	(1.2)	(1.4)
Amortization of:
Transition (asset)/obligation	—	(0.2)	1.0	1.0
Prior service cost	0.9	0.8	2.0	3.1
Actuarial loss	1.0	0.3	1.3	0.3

Total expense	$2.2	$0.3	$8.9	$9.9

	Pension Benefits		Postretirement and Other Benefits
	Six Months Ended June 30,
(dollars in millions)	2006	2005	2006	2005
Service cost	$4.3	$4.1	$1.9	$2.6
Interest cost on projected benefit obligation	13.7	13.7	9.6	11.7
Expected return on plan assets	(17.4)	(19.0)	(2.4)	(2.7)
Amortization of:
Transition (asset)/obligation	—	(0.5)	2.1	2.1
Prior service cost	1.7	1.6	3.9	6.5
Actuarial loss	2.1	0.7	2.7	0.7

Total expense	$4.4	$0.6	$17.8	$20.9

The Company reclassified its pension intangible asset of $25.5 million at December 31, 2005 from “Other noncurrent assets” to “Intangible assets, net” on the Condensed Consolidated Balance Sheet to conform to the June 30, 2006 presentation.

Form 10-Q Part I	Cincinnati Bell Inc.

9.	Business Segment Information

The Company is organized into five business segments: Local, Wireless, Hardware and Managed Services, Other, and Broadband, on the basis of offering distinct products and services. These segments are generally aligned with specific subsidiaries of the Company.

The Broadband segment no longer has any substantive, on-going operations because, in 2003, the Company sold substantially all of its broadband assets, which were reported in the Broadband segment. The Broadband segment previously provided data and voice communications services nationwide over approximately 18,700 route miles of fiber-optic transmission facilities.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.

The Company’s business segment information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2006	2005	2006	2005
Revenue
Local	$187.4	$189.6	$373.8	$379.7
Wireless	66.4	60.3	128.2	121.5
Hardware and Managed Services	58.2	54.5	97.0	81.6
Other	19.8	19.6	39.4	38.7
Intersegment	(8.5)	(8.6)	(16.8)	(17.5)

Total revenue	$323.3	$315.4	$621.6	$604.0

Intersegment revenue
Local	$6.6	$6.1	$13.0	$12.6
Wireless	0.7	0.7	1.4	1.3
Hardware and Managed Services	0.3	1.0	0.7	2.1
Other	0.9	0.8	1.7	1.5

Total intersegment revenue	$8.5	$8.6	$16.8	$17.5

Operating income
Local	$70.6	$70.1	$140.1	$140.1
Wireless	4.5	(1.5)	8.2	(21.7)
Hardware and Managed Services	3.8	4.3	6.1	6.7
Other	7.0	7.1	13.5	13.1
Broadband	2.3	1.4	1.8	2.6
Corporate and eliminations	(5.0)	(5.5)	(15.4)	(9.7)

Total operating income	$83.2	$75.9	$154.3	$131.1

	June 30, 2006	December 31, 2005
Assets
Local	$712.7	$721.4
Wireless	317.6	274.2
Hardware and Managed Services	97.4	90.7
Other	89.1	101.4
Broadband	2.8	2.7
Corporate and eliminations	673.1	672.9

Total assets	$1,892.7	$1,863.3

Form 10-Q Part I	Cincinnati Bell Inc.

10.	Supplemental Guarantor Information

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

The following information sets forth the condensed consolidating statements of operations and cash flows for the three months and six months ended June 30, 2006 and 2005 and condensed consolidating balance sheets of the Company as of June 30, 2006 and December 31, 2005 of (1) the Parent Company, as the guarantor (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2006
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$0.7	$187.4	$143.7	$(8.5)	$323.3
Operating costs and expenses	5.0	116.8	126.8	(8.5)	240.1

Operating income (loss)	(4.3)	70.6	16.9	—	83.2
Equity in earnings of subsidiaries, net of tax	47.9	—	—	(47.9)	—
Interest expense	36.0	3.8	9.1	(8.6)	40.3
Other expense (income), net	(8.7)	0.1	(0.1)	8.6	(0.1)

Income before income taxes	16.3	66.7	7.9	(47.9)	43.0
Income tax expense (benefit)	(8.0)	23.8	2.9	—	18.7

Net income	24.3	42.9	5.0	(47.9)	24.3
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$21.7	$42.9	$5.0	$(47.9)	$21.7

	Three Months Ended June 30, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$1.4	$189.6	$133.0	$(8.6)	$315.4
Operating costs and expenses	6.8	119.5	121.8	(8.6)	239.5

Operating income (loss)	(5.4)	70.1	11.2	—	75.9
Equity in earnings of subsidiaries, net of tax	2.2	—	—	(2.2)	—
Interest expense	45.4	4.4	6.9	(7.1)	49.6
Other expense (income), net	(6.9)	(0.8)	(0.6)	7.1	(1.2)

Income (loss) before income taxes	(41.7)	66.5	4.9	(2.2)	27.5
Income tax expense (benefit)	(11.9)	30.7	38.5	—	57.3

Net income (loss)	(29.8)	35.8	(33.6)	(2.2)	(29.8)
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$(32.4)	$35.8	$(33.6)	$(2.2)	$(32.4)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2006
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$1.4	$373.8	$263.2	$(16.8)	$621.6
Operating costs and expenses	16.7	233.7	233.7	(16.8)	467.3

Operating income (loss)	(15.3)	140.1	29.5	—	154.3
Equity in earnings of subsidiaries, net of tax	92.5	—	—	(92.5)	—
Interest expense	71.6	7.4	16.6	(15.8)	79.8
Other expense (income), net	(16.1)	0.1	0.4	15.8	0.2

Income before income taxes	21.7	132.6	12.5	(92.5)	74.3
Income tax expense (benefit)	(16.7)	47.5	5.1	—	35.9

Net income	38.4	85.1	7.4	(92.5)	38.4
Preferred stock dividends	5.2	—	—	—	5.2

Net income applicable to common shareowners	$33.2	$85.1	$7.4	$(92.5)	$33.2

	Six Months Ended June 30, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$2.4	$379.7	$239.4	$(17.5)	$604.0
Operating costs and expenses	12.5	239.6	238.3	(17.5)	472.9

Operating income (loss)	(10.1)	140.1	1.1	—	131.1
Equity in earnings of subsidiaries, net of tax	32.4	—	—	(32.4)	—
Interest expense	91.5	8.4	13.4	(13.2)	100.1
Other expense (income), net	(3.8)	(1.6)	(4.9)	13.2	2.9

Income (loss) before income taxes	(65.4)	133.3	(7.4)	(32.4)	28.1
Income tax expense (benefit)	(32.4)	57.6	35.9	—	61.1

Net income (loss)	(33.0)	75.7	(43.3)	(32.4)	(33.0)
Preferred stock dividends	5.2	—	—	—	5.2

Net income (loss) applicable to common shareowners	$(38.2)	$75.7	$(43.3)	$(32.4)	$(38.2)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of June 30, 2006
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$24.5	$0.1	$2.0	$—	$26.6
Receivables, net	1.1	63.8	76.9	—	141.8
Other current assets	18.3	35.4	96.5	(21.2)	129.0

Total current assets	43.9	99.3	175.4	(21.2)	297.4
Property, plant and equipment, net	0.2	600.9	206.0	—	807.1
Goodwill and intangibles, net	25.7	—	131.2	—	156.9
Investments in and advances to subsidiaries	1,062.7	—	—	(1,062.7)	—
Other noncurrent assets	288.9	12.5	381.0	(51.1)	631.3

Total assets	$1,421.4	$712.7	$893.6	$(1,135.0)	$1,892.7

Current portion of long-term debt	$4.0	$1.5	$2.4	$—	$7.9
Accounts payable	—	36.8	41.7	—	78.5
Other current liabilities	93.9	55.0	39.2	4.9	193.0

Total current liabilities	97.9	93.3	83.3	4.9	279.4
Long-term debt, less current portion	1,818.3	236.5	10.4	—	2,065.2
Other noncurrent liabilities	209.9	77.6	42.5	(77.2)	252.8
Intercompany payables	—	47.5	430.5	(478.0)	—

Total liabilities	2,126.1	454.9	566.7	(550.3)	2,597.4
Shareowners’ equity (deficit)	(704.7)	257.8	326.9	(584.7)	(704.7)

Total liabilities and shareowners’ equity (deficit)	$1,421.4	$712.7	$893.6	$(1,135.0)	$1,892.7

	As of December 31, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$23.9	$1.3	$0.5	$—	$25.7
Receivables, net	2.9	75.2	82.8	—	160.9
Other current assets	12.5	29.4	85.3	(20.3)	106.9

Total current assets	39.3	105.9	168.6	(20.3)	293.5
Property, plant and equipment, net	0.2	603.0	197.2	—	800.4
Goodwill and intangibles, net	25.5	—	76.7	—	102.2
Investments in and advances to subsidiaries	995.6	—	—	(995.6)	—
Other noncurrent assets	296.4	12.5	415.1	(56.8)	667.2

Total assets	$1,357.0	$721.4	$857.6	$(1,072.7)	$1,863.3

Current portion of long-term debt	$4.0	$2.5	$4.8	$—	$11.3
Accounts payable	0.2	36.9	32.7	—	69.8
Other current liabilities	88.4	66.7	42.7	(1.4)	196.4

Total current liabilities	92.6	106.1	80.2	(1.4)	277.5
Long-term debt, less current portion	1,826.3	237.1	10.0	—	2,073.4
Other noncurrent liabilities	175.8	80.9	40.9	(75.7)	221.9
Intercompany payables	—	31.7	469.4	(501.1)	—

Total liabilities	2,094.7	455.8	600.5	(578.2)	2,572.8
Minority interest	—	—	28.2	—	28.2
Shareowners’ equity (deficit)	(737.7)	265.6	228.9	(494.5)	(737.7)

Total liabilities and shareowners’ equity (deficit)	$1,357.0	$721.4	$857.6	$(1,072.7)	$1,863.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2006
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(30.1)	$123.4	$64.3	$—	$157.6

Capital expenditures	—	(49.1)	(25.5)	—	(74.6)
Acquisition of businesses	—	—	(86.7)	—	(86.7)
Other investing activities	—	2.0	—	—	2.0

Cash flows used in investing activities	—	(47.1)	(112.2)	—	(159.3)

Funding between Parent and subsidiaries, net	25.5	(77.0)	51.5	—	—
Increase in corporate credit facility, net	12.0	—	—	—	12.0
Repayment of debt	(2.0)	(1.6)	(2.1)	—	(5.7)
Other financing activities	(4.8)	1.1	—	—	(3.7)

Cash flows provided by (used in) financing activities	30.7	(77.5)	49.4	—	2.6

Increase (decrease) in cash and cash equivalents	0.6	(1.2)	1.5	—	0.9
Beginning cash and cash equivalents	23.9	1.3	0.5	—	25.7

Ending cash and cash equivalents	$24.5	$0.1	$2.0	$—	$26.6

	Six Months Ended June 30, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(20.6)	$123.0	$48.8	$—	$151.2

Capital expenditures	—	(46.0)	(25.0)	—	(71.0)

Cash flows used in investing activities	—	(46.0)	(25.0)	—	(71.0)

Funding between Parent and subsidiaries, net	98.6	(74.8)	(23.8)	—	—
Issuance of long-term debt	384.0	—	0.1	—	384.1
Repayment of debt	(439.0)	(2.6)	(0.4)	—	(442.0)
Other financing activities	(24.5)	—	—	—	(24.5)

Cash flows provided by (used in) financing activities	19.1	(77.4)	(24.1)	—	(82.4)

Increase (decrease) in cash and cash equivalents	(1.5)	(0.4)	(0.3)	—	(2.2)
Beginning cash and cash equivalents	22.7	1.4	0.8	—	24.9

Ending cash and cash equivalents	$21.2	$1.0	$0.5	$—	$22.7

Form 10-Q Part I	Cincinnati Bell Inc.

7 1/4% Senior Notes Due 2013, 7% Senior Notes Due 2015, and 8 3/8% Senior Subordinated Notes Due 2014

The Company’s 7 1/4% Senior Notes Due 2013, 7% Senior Notes Due 2015 (the “7% Senior Notes”), and 8 3/8% Senior Subordinated Notes Due 2014 (the “8 3/8% Notes”) are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc. (f/k/a ZoomTown.com Inc.), Cincinnati Bell Complete Protection Inc., BRFS LLC, Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless LLC, BCSIVA Inc., BRCOM Inc., Cincinnati Bell Technology Solutions Inc., and IXC Internet Services Inc. Effective February 14, 2006, the Company paid Cingular $83.2 million for its 19.9% interest in Cincinnati Bell Wireless LLC. As a result, Cincinnati Bell Wireless LLC became a wholly-owned subsidiary of the Company, and as such, also became a guarantor of the notes. Also, in the fourth quarter of 2005, Cincinnati Bell Public Communications merged into the Parent Company. The financial information presented below combines Cincinnati Bell Wireless LLC with the guarantors and Cincinnati Bell Public Communications with the Parent Company for all periods presented. The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. The Company’s subsidiaries generate substantially all of the Parent Company’s income and cash flow and generally fund, through distributions or advances, the Parent Company’s debt service obligations.

The following information sets forth the condensed consolidating statements of operations and cash flows for the three and six months ended June 30, 2006 and 2005 and the condensed consolidating balance sheets of the Company as of June 30, 2006 and December 31, 2005 of (1) the Parent Company, as the issuer (2) the guarantor subsidiaries on a combined basis and (3) the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2006
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$0.7	$156.5	$174.6	$(8.5)	$323.3
Operating costs and expenses	5.0	139.5	104.1	(8.5)	240.1

Operating income (loss)	(4.3)	17.0	70.5	—	83.2
Equity in earnings of subsidiaries, net of tax	47.9	—	—	(47.9)	—
Interest expense	36.0	9.2	3.7	(8.6)	40.3
Other expense (income), net	(8.7)	(0.2)	0.2	8.6	(0.1)

Income before income taxes	16.3	8.0	66.6	(47.9)	43.0
Income tax expense (benefit)	(8.0)	1.1	25.6	—	18.7

Net income	24.3	6.9	41.0	(47.9)	24.3
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$21.7	$6.9	$41.0	$(47.9)	$21.7

	Three Months Ended June 30, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$1.4	$146.2	$176.4	$(8.6)	$315.4
Operating costs and expenses	6.8	135.0	106.3	(8.6)	239.5

Operating income (loss)	(5.4)	11.2	70.1	—	75.9
Equity in earnings of subsidiaries, net of tax	2.2	—	—	(2.2)	—
Interest expense	45.4	7.0	4.3	(7.1)	49.6
Other expense (income), net	(6.9)	(0.7)	(0.7)	7.1	(1.2)

Income (loss) before income taxes	(41.7)	4.9	66.5	(2.2)	27.5
Income tax expense (benefit)	(11.9)	34.9	34.3	—	57.3

Net income (loss)	(29.8)	(30.0)	32.2	(2.2)	(29.8)
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$(32.4)	$(30.0)	$32.2	$(2.2)	$(32.4)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2006
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$1.4	$288.2	$348.8	$(16.8)	$621.6
Operating costs and expenses	16.7	259.3	208.1	(16.8)	467.3

Operating income (loss)	(15.3)	28.9	140.7	—	154.3
Equity in earnings of subsidiaries, net of tax	92.5	—	—	(92.5)	—
Interest expense	71.6	16.8	7.2	(15.8)	79.8
Other expense (income), net	(16.1)	0.2	0.3	15.8	0.2

Income before income taxes	21.7	11.9	133.2	(92.5)	74.3
Income tax expense (benefit)	(16.7)	1.4	51.2	—	35.9

Net income	38.4	10.5	82.0	(92.5)	38.4
Preferred stock dividends	5.2	—	—	—	5.2

Net income applicable to common shareowners	$33.2	$10.5	$82.0	$(92.5)	$33.2

	Six Months Ended June 30, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$2.4	$265.9	$353.2	$(17.5)	$604.0
Operating costs and expenses	12.5	265.0	212.9	(17.5)	472.9

Operating income (loss)	(10.1)	0.9	140.3	—	131.1
Equity in earnings of subsidiaries, net of tax	32.4	—	—	(32.4)	—
Interest expense	91.5	13.5	8.3	(13.2)	100.1
Other expense (income), net	(3.8)	(5.2)	(1.3)	13.2	2.9

Income (loss) before income taxes	(65.4)	(7.4)	133.3	(32.4)	28.1
Income tax expense (benefit)	(32.4)	29.6	63.9	—	61.1

Net income (loss)	(33.0)	(37.0)	69.4	(32.4)	(33.0)
Preferred stock dividends	5.2	—	—	—	5.2

Net income (loss) applicable to common shareowners	$(38.2)	$(37.0)	$69.4	$(32.4)	$(38.2)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of June 30, 2006
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$24.5	$0.8	$1.3	$—	$26.6
Receivables, net	1.1	90.4	50.3	—	141.8
Other current assets	18.3	97.7	34.2	(21.2)	129.0

Total current assets	43.9	188.9	85.8	(21.2)	297.4
Property, plant and equipment, net	0.2	208.0	598.9	—	807.1
Goodwill and intangibles, net	25.7	131.2	—	—	156.9
Investments in and advances to subsidiaries	1,062.7	7.8	—	(1,070.5)	—
Other noncurrent assets	288.9	381.6	11.9	(51.1)	631.3

Total assets	$1,421.4	$917.5	$696.6	$(1,142.8)	$1,892.7

Current portion of long-term debt	$4.0	$2.4	$1.5	$—	$7.9
Accounts payable	—	59.2	19.3	—	78.5
Other current liabilities	93.9	40.5	53.7	4.9	193.0

Total current liabilities	97.9	102.1	74.5	4.9	279.4
Long-term debt, less current portion	1,818.3	10.4	236.5	—	2,065.2
Other noncurrent liabilities	209.9	44.6	75.5	(77.2)	252.8
Intercompany payables	—	430.5	55.3	(485.8)	—

Total liabilities	2,126.1	587.6	441.8	(558.1)	2,597.4
Shareowners’ equity (deficit)	(704.7)	329.9	254.8	(584.7)	(704.7)

Total liabilities and shareowners’ equity (deficit)	$1,421.4	$917.5	$696.6	$(1,142.8)	$1,892.7

	As of December 31, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$23.9	$0.5	$1.3	$—	$25.7
Receivables, net	2.9	99.1	58.9	—	160.9
Other current assets	12.5	86.5	28.2	(20.3)	106.9

Total current assets	39.3	186.1	88.4	(20.3)	293.5
Property, plant and equipment, net	0.2	200.0	600.2	—	800.4
Goodwill and intangibles, net	25.5	76.7	—	—	102.2
Investments in and advances to subsidiaries	995.6	—	—	(995.6)	—
Other noncurrent assets	296.4	415.7	11.9	(56.8)	667.2

Total assets	$1,357.0	$878.5	$700.5	$(1,072.7)	$1,863.3

Current portion of long-term debt	$4.0	$4.8	$2.5	$—	$11.3
Accounts payable	0.2	48.7	20.9	—	69.8
Other current liabilities	88.4	43.9	65.5	(1.4)	196.4

Total current liabilities	92.6	97.4	88.9	(1.4)	277.5
Long-term debt, less current portion	1,826.3	10.0	237.1	—	2,073.4
Other noncurrent liabilities	175.8	38.5	83.3	(75.7)	221.9
Intercompany payables	—	473.5	27.6	(501.1)	—

Total liabilities	2,094.7	619.4	436.9	(578.2)	2,572.8
Minority interest	—	28.2	—	—	28.2
Shareowners’ equity (deficit)	(737.7)	230.9	263.6	(494.5)	(737.7)

Total liabilities and shareowners’ equity (deficit)	$1,357.0	$878.5	$700.5	$(1,072.7)	$1,863.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2006
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(30.1)	$79.7	$108.0	$—	$157.6

Capital expenditures	—	(26.3)	(48.3)	—	(74.6)
Acquisition of businesses	—	(86.7)	—	—	(86.7)
Other investing activities	—	1.4	0.6	—	2.0

Cash flows used in investing activities	—	(111.6)	(47.7)	—	(159.3)

Funding between Parent and subsidiaries, net	25.5	33.2	(58.7)	—	—
Increase in corporate credit facility, net	12.0	—	—	—	12.0
Repayment of debt	(2.0)	(2.1)	(1.6)	—	(5.7)
Other financing activities	(4.8)	1.1	—	—	(3.7)

Cash flows provided by (used in) financing activities	30.7	32.2	(60.3)	—	2.6

Increase (decrease) in cash and cash equivalents	0.6	0.3	—	—	0.9
Beginning cash and cash equivalents	23.9	0.5	1.3	—	25.7

Ending cash and cash equivalents	$24.5	$0.8	$1.3	$—	$26.6

	Six Months Ended June 30, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(20.6)	$58.4	$113.4	$—	$151.2

Capital expenditures	—	(25.8)	(45.2)	—	(71.0)

Cash flows used in investing activities	—	(25.8)	(45.2)	—	(71.0)

Funding between Parent and subsidiaries, net	98.6	(32.6)	(66.0)	—	—
Issuance of long-term debt	384.0	0.1	—	—	384.1
Repayment of debt	(439.0)	(0.4)	(2.6)	—	(442.0)
Other financing activities	(24.5)	—	—	—	(24.5)

Cash flows provided by (used in) financing activities	19.1	(32.9)	(68.6)	—	(82.4)

Increase (decrease) in cash and cash equivalents	(1.5)	(0.3)	(0.4)	—	(2.2)
Beginning cash and cash equivalents	22.7	0.8	1.4	—	24.9

Ending cash and cash equivalents	$21.2	$0.5	$1.0	$—	$22.7

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, and those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

The Company was initially incorporated under the laws of Ohio in 1983 and remains incorporated under the laws of Ohio. It has its principal executive offices at 221 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). The Company makes available on its website at the investor relations section its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports) as soon as practicable after they have been electronically filed.

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

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company identified the critical accounting policies that affect its more significant estimates and assumptions used in preparing its condensed consolidated financial statements. These critical accounting policies included revenue recognition, accounting for allowances for uncollectible accounts receivable, reviewing the carrying values of goodwill and indefinite-lived intangible assets, reviewing the carrying values of property, plant, and equipment, accounting for taxes, and accounting for pension and postretirement expenses.

Accounting for business combinations

In accounting for business combinations, the Company applies the accounting requirements of SFAS 141, which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, the Company analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Where the business combination is of significant magnitude, the Company engages third-party appraisal firms to assist management in determining the fair values of tangible and intangible assets and liabilities. Such a valuation requires management to make significant estimates and assumptions, especially with respect to the intangible assets.

In determining the fair value of the Company’s intangible assets associated with the purchases of ATI and the remaining minority interest in CBW, the Company utilized several valuation methods:

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

Changes to the assumptions the Company used to estimate fair value could impact the recorded amounts for acquired assets and liabilities, including property, plant and equipment, intangible assets and goodwill. Significant changes to these balances could have a material impact on the Company’s future reported results.

Form 10-Q Part I	Cincinnati Bell Inc.

Results of Operations

The financial results for the three and six months ended June 30, 2006 and 2005 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations of this Quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for the full year.

CONSOLIDATED OVERVIEW

Consolidated revenue totaled $323.3 million for the second quarter of 2006, an increase of $7.9 million, compared to the second quarter of 2005. The increase was primarily due to the following:

•	$2.2 million lower revenues in the Local segment as increased data transport and DSL revenues partially offset a decrease in local voice revenue;

•	$6.1 million higher revenues in the Wireless segment primarily related to increases in postpaid service revenues; and

•	$3.7 million higher revenues in the Hardware and Managed Services (“HMS”) segment due to increased IT and computer-related equipment sales and higher managed services revenues.

For the six months ended June 30, 2006, consolidated revenue increased $17.6 million to $621.6 million as compared to $604.0 million for the same period in 2005. A $15.4 million increase in HMS segment revenue, an $8.1 million increase in Local segment data revenue, and a $6.7 million increase in Wireless revenue were partially offset by a $14.5 million decrease in Local segment voice revenues.

Operating income for the second quarter of 2006 was $83.2 million, an increase of $7.3 million compared to the same period of 2005. The increase was primarily due to the following:

•	$0.5 million increase in Local operating income primarily as a result of lower payroll costs, operating taxes, and depreciation, offset by the aforementioned revenue decline and higher energy costs;

•	$6.0 million increase in Wireless operating income due to decreased depreciation and amortization expense associated with the replaced Time Division Multiple Access (“TDMA”) network assets, which offset increased customer acquisition and migration costs to support increased subscriber additions and customer migrations from the Company’s legacy TDMA network to its Global Systems for Mobile Communications (“GSM”) network; and

•	$0.9 million increase in the Broadband segment, as the 2006 operating income related to the expiration of certain warranties and guarantees established at the time of the sale of the Broadband assets was higher than the 2005 benefit from the resolution of certain operating tax issues.

Operating income for the six months ended June 30, 2006, was $154.3 million, or $23.2 million higher than prior year. This increase was primarily due to the following:

•	$29.9 million increase in Wireless operating income due to impairment charges of $23.7 million incurred in the first quarter of 2005 associated with the retirement of certain TDMA assets and decreased depreciation and amortization expense of $19.0 million associated with the replaced TDMA network assets, which more than offset increased customer acquisition and migration costs in 2006; and

•	$6.3 million decrease related to the settlement of the Company’s shareholder litigation in the first quarter of 2006 (see Note 7 to the Condensed Consolidated Financial Statements for further discussion).

The minority interest caption relates to the 19.9% minority interest of Cingular in the net income of Cincinnati Bell Wireless LLC (“CBW”) until the Company’s acquisition of this minority interest on February 14, 2006. No further minority interest expense was recorded after February 14, 2006, because CBW is now wholly-owned by the Company. The 2005 TDMA impairment charge noted above gave rise to CBW losses for the six months ended June 30, 2005, and the minority interest income of $4.8 million represents Cingular’s portion of the losses.

Interest expense decreased to $40.3 million for the second quarter of 2006 and to $79.8 million for the six months ended June 30, 2006 as compared to prior year interest expense of $49.6 million and $100.1 million, respectively. This decrease is primarily a result of the Company’s refinancing activities in 2005, which replaced high interest debt for debt with lower interest rates.

The loss on extinguishment of debt of $7.9 million for the six months ended June 30, 2005 was associated with the repayment of previously existing credit facilities as the Company began the initial stages of its 2005 refinancing plan.

Form 10-Q Part I	Cincinnati Bell Inc.

Income tax expense was $18.7 million for the second quarter of 2006 compared to $57.3 million in the second quarter of 2005. The higher income tax expense in the second quarter of 2005 was primarily attributable to an income tax charge of $44.2 million resulting from the state of Ohio instituting a gross receipts tax and phasing out Ohio’s corporate franchise and income tax which caused certain deferred tax assets to become unrealizable. For the six months ended June 30, 2006, income tax expense was lower by $25.2 million versus the same period in 2005. This decrease was mainly due to the change in Ohio tax discussed above offset by increased pretax income and an income tax charge of approximately $3.6 million in the first quarter of 2006 related to new state tax regulations issued by the Kentucky Revenue Cabinet, which limited the Company’s ability to use its state net operating loss carryforwards against future state taxable income. Additionally, the Company has certain non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses associated with the Broadband Securities. Excluding the effect of the $3.6 million first quarter charge, the Company estimates that its effective income tax rate will be approximately 44% for the full year 2006. However, the Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2006.

Discussion of Operating Segment Results

LOCAL

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2006	2005	$ Change	% Change		2006	2005	$ Change	% Change
Revenue:
Voice	$118.9	$126.4	$(7.5)	(6)%		$239.9	$254.4	$(14.5)	(6)%
Data	58.8	54.2	4.6	8%		115.4	107.3	8.1	8%
Other	9.7	9.0	0.7	8%		18.5	18.0	0.5	3%

Total revenue	187.4	189.6	(2.2)	(1)%		373.8	379.7	(5.9)	(2)%

Operating costs and expenses:
Cost of services and products	57.5	59.0	(1.5)	(3)%		116.2	116.7	(0.5)	0%
Selling, general and administrative	33.9	33.7	0.2	1%		66.5	69.0	(2.5)	(4)%
Depreciation	25.4	26.8	(1.4)	(5)%		51.0	53.9	(2.9)	(5)%

Total operating costs and expenses	116.8	119.5	(2.7)	(2)%		233.7	239.6	(5.9)	(2)%

Operating income	$70.6	$70.1	$0.5	1%		$140.1	$140.1	$0.0	0%
Operating margin	37.7%	37.0%		0.7	pts	37.5%	36.9%		0.6	pts

The Local segment consists of the operations of the Company’s Cincinnati Bell Telephone subsidiary, which operates as an Incumbent Local Exchange Carrier (“ILEC”) within the Company’s traditional territory and Cincinnati Bell Extended Territories subsidiaries, which operates as a Competitive Local Exchange Carrier (“CLEC”) in Dayton, Ohio and communities adjacent to the ILEC’s northern borders.

Revenue

Voice revenue includes local service, switched access, information services and value added services revenues. Voice revenue decreased in both the three and six months ended June 30, 2006, versus the same periods in 2005 as a result of a 4% decrease in access lines, a loss of value added services revenue primarily as a result of consumer bundle discounts, and lower average revenue per customer primarily as a result of competitive pricing pressure.

Access lines within the segment’s ILEC territory decreased by 45,000, or 5%, from 914,000 at June 30, 2005 to 869,000 at June 30, 2006. The Company believes this resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC territory by continuing to target voice services to residential and business customers in its CLEC territory. The Company had approximately 44,000 total CLEC access lines at June 30, 2006, which is a 36% increase from June 30, 2005.

Data revenue consists of data transport, high-speed Internet access (including DSL), dial-up Internet access, digital trunking, and Local Area Network (“LAN”) interconnection services. Increased revenue of $4.6 million and $8.1 million for the three and six

Form 10-Q Part I	Cincinnati Bell Inc.

months ended June 30, 2006 compared to the same periods a year ago, respectively, was due to higher DSL and data transport revenue. An increase in average DSL subscribers of approximately 31,000, or 22%, offset a 5% lower average revenue per subscriber. This produced an additional $2.5 million in DSL revenue for the second quarter of 2006 as compared to the second quarter of 2005 and an additional $5.2 million for the first six months of 2006 compared to the same period a year ago. As of June 30, 2006, the Company’s DSL penetration of addressable access lines was approximately 24%, up from 19% at June 30, 2005. In addition, an increase in average data transport units for both the three and six months ended June 30, 2006, provided $1.9 million of additional revenue as compared to the second quarter of 2005 and an additional $2.9 million of revenue as compared to first six months of 2005.

The Company believes its rate of access line loss would have been greater and its increase in DSL subscribers would have been less without the success of its “Super Bundle,” Custom ConnectionsSM. The Company added 9,000 Super Bundle subscribers through the first six months of 2006, bringing total subscribers to 160,000 and penetration of residential access lines to 28%. The Company’s Super Bundle offers local, long distance, wireless, DSL and the Company’s value added services package, Home Phone Pak, on a single bill at a price lower than what the customer would pay for all of the services individually. This package has increased the demand for and increased retention of the Company’s ZoomTown DSL offering, which increased 9%, or 14,000 customers, during the first six months of 2006 to bring total subscribers to 177,000. As a result of this DSL growth, total lines to the customer (defined as access lines plus DSL subscribers) as of June 30, 2006 remained flat compared to June 30, 2005.

Costs and Expenses

Cost of services and products decreased for the second quarter of 2006 by $1.5 million versus the second quarter of 2005. The decline was due to lower wages of $1.2 million, mainly due to the outsourcing of directory assistance services in December 2005, and a $1.1 million decrease in operating taxes, primarily to adjust for finalization of certain property tax rates. This decline was partially offset by higher costs of $0.7 million associated with the Company’s pension and postretirement liabilities and higher energy costs. For the six months ended June 2006, cost of services and products decreased $0.5 million versus the same period a year ago. The decrease was attributed to lower wages of $2.3 million mainly resulting from the outsourcing of directory assistance services in December 2005, partially offset by higher costs of $0.9 million associated with the Company’s pension and postretirement liabilities and increased energy costs. Operating taxes were flat year-to-date compared to last year, as the second quarter decrease discussed above was offset by a favorable adjustment recorded in the first quarter of 2005 for the resolution of certain operating tax audits.

Selling, general and administrative expenses increased $0.2 million and decreased $2.5 million for the three months and six months ended June 30, 2006, respectively, versus the prior year comparable periods. The year-to-date decrease was due to lower advertising costs of $0.9 million, lower software maintenance costs of $0.6 million, and lower payroll costs.

Depreciation expense decreased by $1.4 million and $2.9 million, respectively, for the three and six months ended June 30, 2006, compared to the similar periods last year. This decrease was a result of assets becoming fully depreciated at a greater rate than capital expenditures.

Form 10-Q Part I	Cincinnati Bell Inc.

WIRELESS

On February 14, 2006, Cingular exercised its contractual put right to require the Company to purchase Cingular’s 19.9% membership interest in CBW. Pursuant to the terms of the put right, the Company paid Cingular $83.2 million, including interest. As a result, CBW is now a wholly-owned subsidiary of the Company. The Company funded the purchase with borrowings under its Corporate credit facility and available cash.

Since October 2003, CBW has deployed service on both TDMA and GSM technologies. During the fourth quarter of 2003, the Company began to transition customers to the GSM network, which provides for the offering of advanced data services and lower costs, from its legacy TDMA network. At June 30, 2006, the Company had substantially converted all of its subscribers to the GSM technology and as a result has discontinued the operation of its TDMA network.

(dollars in millions, except for operating metrics)	Three Months Ended June 30,					Six Months Ended June 30,
	2006	2005	$ Change	% Change		2006	2005	$ Change	% Change
Revenue:
Service	$59.9	$55.3	$4.6	8%		$115.2	$110.9	$4.3	4%
Equipment	6.5	5.0	1.5	30%		13.0	10.6	2.4	23%

Total revenue	66.4	60.3	6.1	10%		128.2	121.5	6.7	6%

Operating costs and expenses:
Cost of services and products	38.1	28.0	10.1	36%		74.4	57.3	17.1	30%
Selling, general and administrative	15.1	13.6	1.5	11%		29.4	27.0	2.4	9%
Depreciation	7.4	20.2	(12.8)	(63)%		14.3	35.2	(20.9)	(59)%
Amortization	1.3	—	1.3	n/m		1.9	—	1.9	n/m
Asset impairments and other charges	—	—	—	n/m		—	23.7	(23.7)	(100)%

Total operating costs and expenses	61.9	61.8	0.1	0%		120.0	143.2	(23.2)	(16)%

Operating income (loss)	$4.5	$(1.5)	$6.0	n/m		$8.2	$(21.7)	$29.9	n/m
Operating margin	6.8%	(2.5)%		9.3	pts	6.4%	(17.9)%		24.3	pts
Operating metrics
Postpaid ARPU*	$47.70	$47.43	$0.27	1%		$46.27	$46.58	$(0.31)	(1)%
Prepaid ARPU*	$20.87	$21.49	$(0.62)	(3)%		$21.03	$21.90	$(0.87)	(4)%

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue, excluding roaming revenue, by the average subscriber base for the period. Collocation revenues are not included in the calculation of ARPU.

Revenue

During the second quarter of 2006, an increase in postpaid subscriber service revenue was offset by a decrease in postpaid roaming revenue and prepaid service revenue compared to the second quarter of 2005 as discussed below:

•	$5.3 million increase in postpaid service revenue primarily due to an increase in subscribers and a doubling of data revenue from $2.7 million in the second quarter of 2005 to $5.5 million for the second quarter of 2006. Postpaid subscribers increased 15% from 296,000 subscribers at June 30, 2005 to 339,000 at June 30, 2006. Net additions for the second quarter of 2006 were 12,000 compared to a net loss of 3,000 subscribers in the second quarter of 2005. Average monthly churn was 1.6% in the second quarter of 2006 compared to 2.2% in the second quarter of 2005. The improved churn rate and increased number of subscribers was due to the introduction of more attractive rate plans in late 2005 and the resolution of network problems first encountered in 2004 as the Company began migrating customers to GSM technology;

•	$0.3 million decrease in prepaid service revenue mainly due to the decrease in ARPU of $0.62. As of June 30, 2006, prepaid subscribers totaled approximately 171,000, slightly lower than the 173,000 subscribers at June 30, 2005; the Company had net losses of 11,000 and 7,000 prepaid subscribers in the quarters ended June 30, 2006 and 2005, respectively. Average monthly prepaid customer churn of 7.7% for the second quarter of 2006 increased from 5.8% for the second quarter of 2005; and

Form 10-Q Part I	Cincinnati Bell Inc.

•	$0.4 million decrease in postpaid roaming revenue due to a decrease in minutes of use and in revenue per roaming minute. As a result of the merger between Cingular and AT&T Wireless Services Inc., CBW lost substantial roaming revenue as Cingular customers are using Cingular’s network versus CBW’s network.

Equipment revenue increased by $1.5 million during the second quarter of 2006 compared to the second quarter of 2005. The increase was due to the sale of approximately 54,000 more handsets mainly driven by the Company aggressively migrating the remaining TDMA subscribers to the GSM network. The revenue increase from the higher number of handsets sold was partially offset by an increased subsidy on handsets. The Company subsidizes the price of handset sales to encourage new service activations and to accelerate the migration to its GSM network. Subsidies due to the migration to the GSM network totaled $3.4 million in the second quarter of 2006 versus $1.4 million in the second quarter of 2005. Total wireless subscribers at June 30, 2006 were approximately 510,000.

For the six months ended June 30, 2006, service revenue increased $4.3 million as compared to the same period in 2005 due to a $7.2 million increase related to the higher number of postpaid subscribers and higher data revenue, partially offset by a decrease of $1.5 million due to lower postpaid and prepaid ARPU, and lower roaming revenue discussed above.

Equipment revenue for the six months ended June 30, 2006 increased $2.4 million compared to the same period in 2005 due to the increase in subscriber additions and the migration to the GSM network partially offset by an increased subsidy on handsets as discussed above.

Costs and Expenses

Cost of services and products consists largely of network expense including the Company’s own operation costs, interconnection expenses with other telecommunications providers, roaming expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses increased $10.1 million during the second quarter of 2006 compared to the second quarter of 2005 and $17.1 million for the six months ended June 30, 2006 compared to the same period in the prior year. The increases in both periods were primarily due to handset and accessory costs resulting from higher activations and the migration of subscribers from the TDMA network to the GSM network, which resulted in higher costs of $6.0 million in the second quarter and $9.6 million for the six months ended June 30, 2006, compared to the same periods a year ago. Network expense, resulting from increased voice minutes and data services usage, also increased $2.6 million and $5.0 million for the quarter and year-to-date periods, respectively. Remaining cost increases resulted from higher operating taxes, regulatory fees and customer service costs related to increased subscribers and revenues.

The increases in selling, general, and administrative expenses of $1.5 million for the second quarter of 2006 and $2.4 million year-to-date as compared to the same periods in 2005 were primarily due to increased commissions and wages.

During 2005, the Company incurred charges of $42.3 million to write down the recorded value of its TDMA network assets, $23.7 million of which was recorded in the first quarter and the remainder in the fourth quarter 2005.

Depreciation expense decreased $12.8 million and $20.9 million, respectively, for the three and six months ended June 30, 2006 versus the 2005 comparable periods. This is primarily the result of the decrease in the net book value of the TDMA network assets due to the write downs discussed above and the accelerated depreciation.

Amortization expense in 2006 results from the allocation of the purchase price to certain intangibles associated with the purchase of the CBW minority interest from Cingular. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Form 10-Q Part I	Cincinnati Bell Inc.

HARDWARE AND MANAGED SERVICES

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2006	2005	$ Change	% Change		2006	2005	$ Change	% Change
Revenue:
Hardware	$39.6	$38.1	$1.5	4%		$60.9	$50.4	$10.5	21%
Managed services	18.6	16.4	2.2	13%		36.1	31.2	4.9	16%

Total revenue	58.2	54.5	3.7	7%		97.0	81.6	15.4	19%

Operating costs and expenses:
Cost of services and products	48.0	45.1	2.9	6%		78.5	65.4	13.1	20%
Selling, general and administrative	5.4	4.5	0.9	20%		10.6	8.6	2.0	23%
Depreciation	0.8	0.6	0.2	33%		1.6	1.0	0.6	60%
Amortization	0.2	—	0.2	n/m		0.2	—	0.2	n/m
Asset impairments and other charges (gains)	—	—	—	n/m		—	(0.1)	0.1	(100)%

Total operating costs and expenses	54.4	50.2	4.2	8%		90.9	74.9	16.0	21%

Operating income	$3.8	$4.3	$(0.5)	(12)%		$6.1	$6.7	$(0.6)	(9)%
Operating margin	6.5%	7.9%		(1.4	)pts	6.3%	8.2%		(1.9	)pts

The Hardware and Managed Services segment consists of the Company’s Cincinnati Bell Technology Solutions (“CBTS”) subsidiary.

Revenue

Hardware revenue is generated by the reselling of major manufacturers’ IT, data, and telephony equipment. Managed services revenue consists of the sale of outsourced technology resources, leveraging assets within the Company, including but not limited to data center assets, and revenue of technical services and maintenance directly related to the sale of IT, data, and telephony equipment. The CBTS business model links the capability to sell a wide range of equipment from various manufacturers along with the Company’s technical and infrastructure capability to offer complete technology solutions for the small, medium, and large business customer.

Hardware revenue for the second quarter and six months ended June 30, 2006, increased $1.5 million and $10.5 million, respectively, versus the comparable periods in 2005 due to increased sales of IT and computer-related hardware to data center customers. CBTS expanded its data center business with the opening of its Florence, Kentucky data center in June 2005. The increased hardware sales were for equipment used in CBTS data centers as well as for equipment to be used at customer facilities. This was slightly offset by lower telephony hardware sales.

Managed services revenue increased $2.2 million and $4.9 million, respectively, for the second quarter and six months ended June 30, 2006 versus the comparable periods in 2005 due to the growth of contract services and data center collocation services, at its Florence data center.

Costs and Expenses

Cost of services and products increased by $2.9 million in the second quarter of 2006 and $13.1 million for the six months ended June 30, 2006 as compared to the same periods in 2005 as a direct result of the increased revenue.

The increase in selling, general and administrative expenses for both periods were primarily due to an increase in labor and commission costs as a result of the increased revenues.

The increases in depreciation expense for both periods were due to capital expenditures associated with data center services.

Amortization expense in 2006 results from the allocation of a portion of the purchase price to the customer relationship intangible asset associated with the Automated Telecom Inc. (“ATI”) acquisition. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Form 10-Q Part I	Cincinnati Bell Inc.

OTHER

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2006	2005	$ Change	% Change		2006	2005	$ Change	% Change
Revenue	$19.8	$19.6	$0.2	1%		$39.4	$38.7	$0.7	2%

Operating costs and expenses:
Cost of services and products	8.5	8.3	0.2	2%		17.6	17.1	0.5	3%
Selling, general and administrative	3.7	3.7	—	0%		7.2	7.6	(0.4)	(5)%
Depreciation	0.6	0.5	0.1	20%		1.1	0.9	0.2	22%

Total operating costs and expenses	12.8	12.5	0.3	2%		25.9	25.6	0.3	1%

Operating income	$7.0	$7.1	$(0.1)	(1)%		$13.5	$13.1	$0.4	3%
Operating margin	35.4%	36.2%		(0.8	)pts	34.3%	33.9%		0.4	pts

Revenue

Cincinnati Bell Any Distance Inc. (“CBAD”) revenue increased $0.7 million in the second quarter of 2006 and $1.5 million for the six months ended June 30, 2006 compared to the same prior year periods. The increase in both periods relates to an increase in business subscribers. Compared to the second quarter of 2005, total subscribed access lines decreased slightly as a 6% increase in business lines was more than offset by a decline in residential lines. CBAD had approximately 559,000 subscribed access lines as of June 30, 2006 in the Cincinnati and Dayton, Ohio operating areas. Revenue for the second quarter and six months ended June 30, 2006 from Cincinnati Bell Complete Protection Inc. (“CBCP”) was slightly favorable compared to the same periods a year ago. Public revenue decreased $0.7 million in the second quarter of 2006 and $1.1 million for the six months ended June 30, 2006 compared to the same periods last year.

Costs and Expenses

CBAD cost of service for the second quarter of 2006 and six months ended June 30, 2006 compared to the same periods in 2005 increased approximately $0.5 million and $1.1 million, respectively. The increase in costs was primarily related to the increase in business subscriber revenues. The increase at CBAD was partially offset by a decrease of costs at Public due to the decrease in Public revenue.

Selling, general and administrative expenses were flat in the second quarter of 2006 and $0.4 million favorable for the six months ended June 30, 2006 as compared to last year. The decrease for the six month period was mainly from lower advertising and labor costs at CBAD.

BROADBAND

During 2003, the Company completed the sale of substantially all of its Broadband assets and, in connection with the sale, retained certain Broadband obligations. Operating income in the second quarter of 2006 was $2.3 million compared to $1.4 million in the second quarter 2005 and $1.8 million for the six months ended June 30, 2006 versus $2.6 million for the six months ended June 30, 2005. The operating income in the second quarter of 2006 and six months ended June 30, 2006 includes $2.9 million of income due to the expiration of certain warranties and guarantees established at the time the Broadband assets were sold, partially offset by legal and operating tax expenses. Operating income in the second quarter of 2005 and six months ended June 30, 2005 was mainly due to the favorable resolution of certain operating tax issues.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources

Contingencies

Refer to the Company’s discussion of its contingencies at Note 7 to the Condensed Consolidated Financial Statements.

Cash Flows

For the six months ended June 30, 2006, cash provided by operating activities totaled $157.6 million, an increase of $6.4 million compared to the $151.2 million provided by operating activities during the same period in 2005. This increase was primarily due to $7.4 million of lower interest payments. The favorable impact of working capital decreases, particularly from accounts receivable as the Company collected on high fourth quarter HMS equipment sales and improved its collections on Local segment receivables, were offset by lower operating cash generated from the Wireless segment due to increased costs from higher activations and the migration to the GSM network.

For the six months ended June 30, 2006, cash utilized in investing activities was $159.3 million, an increase of $88.3 million compared to the $71.0 million utilized during the same period in 2005. The increase predominately relates to the acquisitions of ATI and the 19.9% minority interest in CBW. The remaining increase primarily relates to the $3.6 million increase in capital expenditures during the six months ended June 30, 2006 compared to the same period in 2005, primarily due to increased expenditures for wireless network capacity and Local segment cost savings initiatives.

Cash flows from financing activities increased $85.0 million to a net inflow of $2.6 million for the six months ended June 30, 2006 from an outflow of $82.4 million during the same period in 2005. During the six months ended June 30, 2006, the Company funded the purchases of ATI and the 19.9% interest in CBW, which decreased the Company’s repayment of debt as compared to 2005. The Corporate credit facility had $12.0 million versus $32.0 million outstanding at June 30, 2006 and 2005, respectively. During the six months ended June 30, 2005, the Company received $352.1 million of gross cash proceeds from the issuance of the 7% Senior Notes and additional 8 3/8% Notes. In addition, during 2005, the Company repaid $442.0 million in borrowings, substantially all of which was the prepayment of borrowings under its term and revolving credit facilities, using the net cash proceeds from the 7% Senior Notes, the additional 8 3/8% Notes, and the new Corporate credit facility. In conjunction with the debt issuance and repayments discussed above, the Company incurred debt issuance costs and consent fees of $21.0 million for the six months ended June 30, 2005. Preferred stock dividends of $5.2 million were paid during both of the six months ended June 30, 2006 and 2005.

As of June 30, 2006, the Company held $26.6 million in cash and cash equivalents. The Company’s primary sources of cash for the remainder of 2006 are cash generated by operations and borrowings from the Corporate credit facility. The Company generated $157.6 million of cash flow from operations for the six months ended June 30, 2006, and $322.3 million for the full year 2005. Additionally, at June 30, 2006, the Company had $230.7 million of availability under the Corporate credit facility. The primary uses of cash will be for funding the Company’s capital expenditures, which has recently approximated 12% of revenue, repayments of debt and related interest, dividends on the 6 3/4% Cumulative Convertible Preferred Stock, and working capital. One potentially significant capital investment that could cause the Company’s capital expenditures to exceed 12% of revenue is the potential purchase of additional spectrum for the wireless business. In July 2006, the Company deposited $7 million with the FCC for the opportunity to participate in the auction for the purchase of additional spectrum. The FCC has announced that it will begin the auctioning of this spectrum on August 9, 2006. If the Company is not a winning bidder and does not purchase spectrum, the FCC will return the $7 million deposit in full to the Company. The Company believes its cash generated by operations and borrowings from its Corporate credit facility will be sufficient to fund its primary uses of cash, including any purchase of additional spectrum, for the remainder of 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company attempts to maintain an optimal balance of fixed rate and variable rate indebtedness in order to attain low overall borrowing costs over time. The Company periodically uses derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. The Company has interest rate swaps (designated as fair value hedging instruments) with notional amounts totaling $450 million to change the fixed rate nature of a portion of the 7% Senior Notes and the 8 3/8% Notes to floating rate debt. As of June 30, 2006, the fair value of all interest rate swap contracts was a liability of $28.0 million for which the Company’s 7% Notes and 8 3/8% Notes have an equal reduction in reported value as appropriate under FAS 133.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further information.

Form 10-Q Part I	Cincinnati Bell Inc.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006 (the “Evaluation Date”). Based on that evaluation, Cincinnati Bell Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)	Changes in internal controls over financial reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2006, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Form 10-Q Part II	Cincinnati Bell Inc.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 7 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

Item 1A.	Risk Factors

As noted in Note 7 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report, the Company has settled or reached stipulated settlements in all of the putative shareholder class action and derivative lawsuits filed against the Company. The settlements, once approved by the Court, are not expected to have a material adverse effect on the Company. Other than this, there have been no material changes to the Company’s risk factors as listed in the Company’s 2005 Annual Report on Form 10-K. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2006, the Company had no unregistered sales of equity securities.

The following table provides information regarding the Company’s purchases of its common stock for the three months ended June 30, 2006:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
4/1/2006-4/30/2006	7,008	$4.37	0	n/a
5/1/2006-5/31/2006	0	n/a	0	n/a
6/1/2006-6/30/2006	0	n/a	0	n/a

*	Shares for certain deferred compensation and restricted stock plans are purchased at market value. Future purchases are subject to participant elections.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was conducted on April 28, 2006. At that meeting, shareholders voted on the:

i.	Election of three directors to serve three-year terms ending in 2009; and,

ii.	Ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm to audit the financial statements of the Company for the year 2006.

The results of such votes were as follows:

i.	Carl Redfield was elected as a director with 208,390,786 shares voting for election and 9,106,198 voting abstained. David Sharrock was elected as a director with 177,156,103 shares voting for election and 40,340,881 voting abstained. Alex Shumate was elected as a director with 214,072,566 shares voting for election and 3,424,418 voting abstained.

ii.	Deloitte & Touche LLP was ratified as independent registered public accounting firm to audit the financial statements of the Company for the year 2006 with 214,074,770 shares voting for, 2,663,307 shares voting against and 758,906 voting abstained.

In addition, Bruce L. Byrnes, John F. Cassidy, Phillip R. Cox, Robert W. Mahoney, Daniel J. Meyer, Michael G. Morris and John M. Zrno all continue to serve as directors of the Company.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION
(4)(c)+	Stipulation and Agreement of Settlement regarding Broadwing Inc. Securities Class Action Lawsuits

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

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

Cincinnati Bell Inc.

Date: August 8, 2006	/s/ Brian A. Ross
Brian A. Ross
Chief Financial Officer

Date: August 8, 2006	/s/ Kurt Freyberger
Kurt Freyberger
Vice President and Controller