Form 10-Q
period 2006-09-30
CINCINNATI BELL INC
filed 2006-11-08
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2006, there were 247,216,040 common shares outstanding and 155,250 shares of 6 3/4% Cumulative Convertible Preferred Stock outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
Services	$276.7	$267.3	$821.9	$808.8
Products	43.4	33.0	119.8	95.5

Total revenue	320.1	300.3	941.7	904.3

Costs and expenses
Cost of services, excluding depreciation	97.3	92.2	285.5	268.6
Cost of products sold, excluding depreciation	45.6	38.4	131.0	104.9
Selling, general and administrative	59.5	55.8	179.6	171.3
Depreciation	34.5	41.8	102.5	133.2
Amortization	1.1	—	3.1	—
Shareholder claim settlement	—	—	6.3	—
Gain on sale of broadband assets	(4.7)	—	(7.6)	—
Restructuring charges	3.3	—	3.5	—
Asset impairments and other charges	—	—	—	23.1

Total operating costs and expenses	236.6	228.2	703.9	701.1

Operating income	83.5	72.1	237.8	203.2
Minority interest expense (income)	(0.2)	(1.0)	0.1	(5.8)
Interest expense	41.4	47.0	121.3	147.1
Loss on extinguishment of debt	0.1	91.9	0.1	99.8
Other income, net	(0.2)	(1.3)	(0.5)	(1.5)

Income (loss) before income taxes	42.4	(64.5)	116.8	(36.4)
Income tax expense (benefit)	17.3	(20.4)	53.2	40.7

Net income (loss)	25.1	(44.1)	63.6	(77.1)
Preferred stock dividends	2.6	2.6	7.8	7.8

Net income (loss) applicable to common shareowners	$22.5	$(46.7)	$55.8	$(84.9)

Basic earnings (loss) per common share	$0.09	$(0.19)	$0.23	$(0.35)

Diluted earnings (loss) per common share	$0.09	$(0.19)	$0.22	$(0.35)

Weighted average common shares outstanding (millions)
Basic	247.1	246.1	246.8	245.8
Diluted	254.4	246.1	252.7	245.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$27.5	$25.7
Receivables, less allowances of $14.2 and $14.3	155.6	160.9
Materials and supplies	25.5	19.8
Deferred income tax benefits, net	75.1	71.0
Prepaid expenses and other current assets	25.4	16.1

Total current assets	309.1	293.5
Property, plant and equipment, net	808.9	800.4
Goodwill	53.3	40.9
Intangible assets, net	102.4	61.3
Deferred income tax benefits, net	555.4	609.6
Other noncurrent assets	60.3	57.6

Total assets	$1,889.4	$1,863.3

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$6.8	$11.3
Accounts payable	65.5	69.8
Current portion of unearned revenue and customer deposits	42.2	39.7
Accrued taxes	25.6	30.2
Accrued interest	31.2	50.8
Accrued payroll and benefits	39.1	33.6
Other current liabilities	44.0	42.1

Total current liabilities	254.4	277.5
Long-term debt, less current portion	2,066.3	2,073.4
Accrued pension and postretirement benefits	185.4	160.3
Other noncurrent liabilities	62.2	61.6

Total liabilities	2,568.3	2,572.8
Minority interest	0.9	28.2
Commitments and contingencies
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2006 and December 31, 2005; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 255,402,473 and 255,049,733 shares issued; 247,209,440 and 247,163,452 outstanding at September 30, 2006 and December 31, 2005	2.6	2.6
Additional paid-in capital	2,925.5	2,929.9
Accumulated deficit	(3,540.9)	(3,604.5)
Accumulated other comprehensive loss	(49.6)	(49.6)
Common shares in treasury, at cost:
8,193,033 and 7,886,281 shares at September 30, 2006 and December 31, 2005	(146.8)	(145.5)

Total shareowners’ deficit	(679.8)	(737.7)

Total liabilities and shareowners’ deficit	$1,889.4	$1,863.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$63.6	$(77.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	102.5	133.2
Amortization	3.1	—
Gain on sale of broadband assets	(7.6)	—
Asset impairments and other charges	—	23.1
Loss on extinguishment of debt	0.1	99.8
Provision for loss on receivables	8.9	11.7
Noncash interest expense	3.7	21.1
Minority interest expense (income)	0.1	(5.8)
Deferred income tax expense, including valuation allowance change	49.7	39.2
Other, net	0.6	1.8
Changes in operating assets and liabilities, net of effects of acquisitions
Increase in receivables	(5.9)	(20.9)
Increase in prepaid expenses and other current assets	(14.1)	(9.6)
Increase (decrease) in accounts payable	(4.5)	10.2
Decrease in accrued and other current liabilities	(15.7)	(28.2)
Increase in accrued pension and postretirement benefits	25.1	24.5
Change in other assets and liabilities, net	0.6	2.4

Net cash provided by operating activities	210.2	225.4

Cash flows from investing activities
Capital expenditures	(109.8)	(108.7)
Acquisitions of business and remaining minority interest in CBW	(86.7)	—
Deposit for wireless licenses purchase	(7.0)	—
Proceeds from sale of broadband assets	4.7	—
Other, net	2.2	1.2

Net cash used in investing activities	(196.6)	(107.5)

Cash flows from financing activities
Issuance of long-term debt	—	352.1
Increase in corporate credit facility, net	4.0	438.0
Repayment of debt	(11.4)	(882.5)
Debt issuance costs and consent fees	—	(21.9)
Issuance of common shares - exercise of stock options	1.7	2.4
Preferred stock dividends	(7.8)	(7.8)
Other, net	1.7	0.6

Net cash used in financing activities	(11.8)	(119.1)

Net increase (decrease) in cash and cash equivalents	1.8	(1.2)
Cash and cash equivalents at beginning of year	25.7	24.9

Cash and cash equivalents at end of period	$27.5	$23.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

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

The Condensed Consolidated Balance Sheet as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2006.

Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method. Under this method, SFAS 123(R) applies to new awards, awards modified, repurchased, or cancelled after January 1, 2006 and any unvested awards at that date. All outstanding stock option awards as of December 31, 2005 were fully vested and had no impact on the financial statements during the nine months ended September 30, 2006.

During 2006 and in prior years, certain employees and directors of the Company were granted stock options and other stock-based awards under the Company’s Long-Term Incentive Plans (“Company LTIP”). Under the Company LTIP, options are granted with exercise prices that are no less than the market value of the stock at the grant date. Generally, stock options have ten-year terms and vesting terms of three to five years. The following table summarizes stock option activity for the nine months ended September 30, 2006:

(in thousands, except per share amount and contractual life)	Number of options	Weighted- average option prices per share	Weighted- average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2005	22,828	$11.28	5.8
Granted	181	3.86
Exercised	(521)	3.55
Forfeited or expired	(1,978)	13.08

Outstanding at September 30, 2006	20,510	$11.24	5.3	$6,403

Exercisable at September 30, 2006	20,410	$11.28	5.2	$6,279

Form 10-Q Part I	Cincinnati Bell Inc.

The weighted average fair values at the date of grant for options granted were $1.19 and $1.49 for the three months ended September 30, 2006 and 2005, respectively, and $1.20 and $1.41 for the nine months ended September 30, 2006 and 2005, respectively. The weighted average fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2006	2005
Expected volatility	31.0%	35.0%
Risk-free interest rate	4.6%	3.9%
Expected holding period—years	4	4
Expected dividends	0.0%	0.0%

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

The Company’s policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. The Company recognized compensation expense of $0.1 million related to option grants for the nine months ended September 30, 2006. As of September 30, 2006, there was $0.1 million of unrecognized compensation expense related to non-vested stock options. This expense will be recognized over a weighted average period of approximately two years. During the nine months ended September 30, 2006 and 2005, the total intrinsic value of stock options exercised was $0.5 million and $0.7 million, respectively.

The Company granted performance restricted stock units to certain Company executives during the nine months ended September 30, 2006. These grants provide for the recipients to receive up to 819,750 shares, which vest over three years and upon the achievement of certain performance-based objectives over the period 2006 to 2008. The fair value of the performance restricted stock on the date of grant was $4.29 per share. The Company granted 809,700 shares of performance restricted stock during the nine months ended September 30, 2005, which vest over three years and upon the achievement of certain performance-based objectives over the period 2005 to 2007. Prior to January 1, 2006, the performance restricted stock was accounted for under APB 25. Upon the adoption of SFAS 123(R), the performance restricted stock is expensed based on its grant date fair value, or $4.30 per share, if it is probable that the performance conditions will be achieved. The Company recognized restricted stock compensation expense of $0.4 million for the three months and $0.8 million for the nine months ended September 30, 2006 and $0.4 million and $1.0 million for the three months and nine months ended September 30, 2005, respectively. As of September 30, 2006, there was $0.4 million of unrecognized compensation expense related to the non-vested performance restricted stock awards.

Prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for its stock-based awards. If the Company had applied the fair value recognition provisions of SFAS 123, the following table illustrates the effect on net loss and basic and diluted loss per share:

(dollars in millions, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss as reported	$(44.1)	$(77.1)
Add: Stock-based compensation expense included in reported net income, net of related tax benefits	0.2	0.6
Deduct: Stock-based employee compensation expense determined under fair value method, net of related tax benefits	(1.1)	(3.3)

Pro forma net loss	$(45.0)	$(79.8)

Basic and diluted loss per share: As reported	$(0.19)	$(0.35)
Pro forma	(0.19)	(0.36)

Form 10-Q Part I	Cincinnati Bell Inc.

Rebates — The Company benefits from vendor rebate plans, particularly rebates on hardware sold by the HMS segment. The Company recognizes the rebates as a reduction to inventory cost upon purchase of the related equipment, and as an offset to costs of products sold upon sale of the related equipment to the customer. At September 30, 2006 and December 31, 2005, the balance of rebates earned but not yet received from vendors was $3 million and $2 million, respectively, and is included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets.

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

In September 2006, FASB ratified Emerging Issues Task Force Issue No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider”(“EITF 06-1”). This guidance requires the application of EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer”(“EITF 01-9”), when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and, also, provides guidance for the classification of the expense. EITF 06-1 is effective for the first annual reporting period beginning after June 15, 2007. The Company has not yet assessed the impact of EITF 06-1 on the Company’s financial statements.

In June 2006, FASB ratified Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”(“EITF 06-3”). This guidance requires that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or net basis, based on the entity’s accounting policy. This policy should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.” In addition, any such taxes that are reported on a gross basis, if material, should be disclosed. EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company has not yet assessed the impact of EITF 06-3 on the Company’s financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”). FIN48 requires the realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by the tax authorities having all relevant information and applying current conventions. FIN48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN48 is effective for the first fiscal year that begins after December 15, 2006. The Company has not yet assessed the impact of FIN48 on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). The objective of the statement is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. SFAS 157 will be effective for interim and annual reporting periods beginning after November 15, 2007. The Company has not yet assessed the impact of this statement on the Company’s financial statements.

In October 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires the Company to recognize the overfunded or underfunded status for the Company’s benefit plans, with changes in the funded status recognized as a separate component to shareowners’ equity. SFAS 158 also requires the Company to measure the funded status of the benefit plans as of the year-end balance sheet date no later than 2008. This statement is effective for the first fiscal year ended after December 15, 2006. The Company has not yet assessed the impact of SFAS 158 on the Company’s financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

2.	Acquisitions of Businesses

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

The transaction was accounted for as a step acquisition using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The Company applied the purchase price against the minority interest and then allocated the remainder to identifiable tangible and intangible assets and liabilities acquired as follows:

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

The following table presents detail of the purchase price allocated to intangible assets of CBW as of the date of acquisition:

(dollars in millions)	Fair Value	Weighted Average Amortization Period
Intangible assets subject to amortization:
Customer relationships - subscribers	$11.6	7 years
Customer relationships - collocation towers	2.6	15 years
Contractual right - license	0.7	1 year

	14.9	8 years
Intangible assets not subject to amortization:
Licenses - owned	21.0	n/a
Trademarks	6.2	n/a

Total intangible assets	$42.1

The estimated amortization expense for intangible assets subject to amortization follows:

(dollars in millions)	Amortization Expense
2006	$3.9
2007	3.0
2008	2.0
2009	1.4
2010	1.1
2011	0.9
Thereafter	2.6

Form 10-Q Part I	Cincinnati Bell Inc.

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

The unaudited financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the acquisition had occurred as of the beginning of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2006	2005	2006	2005
Revenue	$320.1	$300.3	$941.7	$904.3
Net income (loss)	25.1	(46.1)	63.1	(84.9)
Earnings (loss) per share - basic and diluted	0.09	(0.20)	0.22	(0.38)

Automated Telecom Inc.

The Company purchased Automated Telecom Inc. (“ATI”) for a purchase price of $3.5 million in May 2006. ATI is based in Louisville, Kentucky and is a reseller of, and maintenance provider for, telephony equipment. The purchase price was primarily allocated to customer relationship intangible assets, deferred tax liabilities and goodwill. The financial results of ATI are included in the Company’s HMS segment and were immaterial to the Company’s financial statements for the three and nine months ended September 30, 2006. The preliminary purchase price allocation for this transaction may be adjusted upon completion of the Company’s valuation of the related assets and liabilities of the business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2006	2005	2006	2005
Numerator:
Net income (loss)	$25.1	$(44.1)	$63.6	$(77.1)
Preferred stock dividends	2.6	2.6	7.8	7.8

Numerator for basic and diluted EPS	$22.5	$(46.7)	$55.8	$(84.9)

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	247.1	246.1	246.8	245.8
Warrants	5.8	—	4.8	—
Stock-based compensation arrangements	1.5	—	1.1	—

Denominator for diluted EPS	254.4	246.1	252.7	245.8

Basic earnings (loss) per common share	$0.09	$(0.19)	$0.23	$(0.35)

Diluted earnings (loss) per common share	$0.09	$(0.19)	$0.22	$(0.35)

The assumed conversions to common stock of stock options, both performance restricted and restricted stock, warrants, and the 6 3/4% Cumulative Convertible Preferred Stock are excluded from the diluted EPS computations to the extent that these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

Form 10-Q Part I	Cincinnati Bell Inc.

4.	Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2006	2005	2006	2005
Net income (loss)	$25.1	$(44.1)	$63.6	$(77.1)
Additional minimum pension liability	—	—	—	(0.6)

Comprehensive income (loss)	$25.1	$(44.1)	$63.6	$(77.7)

5.	Debt

The Company’s debt consists of the following:

(dollars in millions)	September 30, 2006	December 31, 2005
Current portion of long-term debt:
Credit facility, tranche B term loan	$4.0	$4.0
Capital lease obligations and other debt	2.8	7.3

Current portion of long-term debt	6.8	11.3

Long-term debt, less current portion:
Credit facility, revolver	4.0	—
Credit facility, tranche B term loan	392.0	395.0
7 1/4% Senior Notes due 2013	496.9	500.0
8 3/8% Senior Subordinated Notes due 2014, $640 million face amount*	630.9	633.4
7% Senior Notes due 2015, $250 million face amount*	244.8	246.4
7 1/4% Senior Notes due 2023	50.0	50.0
Various Cincinnati Bell Telephone notes	230.0	230.0
Capital lease obligations and other debt	16.8	17.6

	2,065.4	2,072.4
Net unamortized premiums	0.9	1.0

Long-term debt, less current portion	2,066.3	2,073.4

Total debt	$2,073.1	$2,084.7

*	The face amount of these notes has been adjusted to mark hedged debt to fair values at September 30, 2006 and December 31, 2005.

In the third quarter of 2006, the Company prepaid $3.1 million of 7 1/4 % Senior Notes due 2013 and recognized a loss on extinguishment of debt of $0.1 million.

6.	Restructuring Charges

2006 Restructuring

In September 2006, the Company incurred employee separation expense of $3.0 million related to the outsourcing of certain supply chain functions. The reserve is included in “Other current liabilities” in the Condensed Consolidated Balance Sheets at September 30, 2006.

Form 10-Q Part I	Cincinnati Bell Inc.

2005 Restructuring

In late 2005, the Company incurred employee separation expense of $1.6 million related to the outsourcing of its directory assistance services. The reserve is included in “Other current liabilities” in the Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005, respectively. The following table illustrates the activity in this reserve from December 31, 2005 through September 30, 2006:

Type of costs (dollars in millions):	Balance December 31, 2005	Utilizations	Balance March 31, 2006	Utilizations	Balance June 30, 2006	Utilizations	Balance September 30, 2006
Employee separation obligations	$1.5	$(0.7)	$0.8	$(0.1)	$0.7	(0.1)	$0.6

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

The following table illustrates the activity in this reserve from December 31, 2005 through September 30, 2006:

Type of costs (dollars in millions):	Balance December 31, 2005	Expense	Utilizations	Balance March 31, 2006	Expense	Utilizations	Balance June 30, 2006	Expense	Utilizations	Balance September 30, 2006
Terminate contractual obligations	$8.2	$0.1	$(0.5)	$7.8	$0.1	$(0.4)	$7.5	$0.3	$(0.3)	$7.5

At September 30, 2006, $1.4 million of the restructuring reserve balance was included in “Other current liabilities,” and $6.1 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets. At December 31, 2005, $1.3 million of the restructuring reserve balance was included in “Other current liabilities” and $6.9 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets.

7.	Commitments and Contingencies

Commitments - Wireless Licenses

The Company committed to the purchase of wireless spectrum licenses for $37.1 million in the FCC Advanced Wireless Services spectrum auction that concluded in September 2006. The majority of the licenses acquired are to be used in the Company’s current operating area. In the third quarter of 2006, the Company paid $7.0 million, with the remaining $30.1 million payment to be made in the fourth quarter of 2006.

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

On April 28, 2006, the Company and plaintiffs entered into a Memorandum of Understanding (“MOU”), which sets forth an agreement in principle to settle this matter. For these lawsuits and the derivative complaint discussed below, the Company reserved $6.3 million in the first quarter of 2006 to reflect its contribution to the settlement fund and to cover other settlement-related expenses. Under the MOU agreement, the Company and certain of its insurance carriers will contribute a total of $36 million to settle the claims in this matter and obtain in exchange a release of all claims from the class members.

On July 12, 2006, the Company and plaintiffs entered into a definitive Stipulation and Agreement of Settlement reflecting the terms of the above-referenced MOU. On July 21, 2006, Judge Rice issued a Preliminary Order approving the notice and proof of claim forms to be mailed to class members and scheduling a Settlement Fairness Hearing on September 6, 2006. The Settlement Fairness Hearing took place on September 6, 2006. All objections to the proposed settlement have been withdrawn and the parties are awaiting final approval by the court.

In re Broadwing Inc. Derivative Complaint, (Garlich v. Broadwing Inc., et al), Hamilton County Court of Common Pleas, Case No. A0302720.

This derivative complaint was filed against Broadwing Inc. and ten of its current and former directors on April 9, 2003 alleging breaches of fiduciary duty arising out of the same allegations discussed in In re Broadwing Inc. Securities Class Action Lawsuits above. Pursuant to a stipulation between the parties, defendants were not required, absent further order by the Court, to answer, move, or otherwise respond to this complaint until 30 days after the federal court rendered a ruling on the defendants’ motion to dismiss in In re Broadwing Inc. Securities Class Action Lawsuits.

On April 28, 2006, the Company and plaintiffs entered into a MOU, which sets forth an agreement in principle to settle this matter. For this derivative lawsuit and the lawsuits discussed above, the Company reserved $6.3 million in the first quarter of 2006 to reflect its contribution to the settlement fund and to cover other settlement-related expenses. On July 12, 2006, the Company and plaintiffs entered into a definitive Stipulation and Agreement of Settlement reflecting the terms of the MOU. The Settlement Fairness Hearing took place on September 6, 2006 and the court has issued an order approving the Stipulation and Agreement of Settlement as submitted by the parties. Accordingly, this case has been dismissed with prejudice.

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

These cases, which purport to be brought on behalf of the Cincinnati Bell Inc. Savings and Security Plan, the Broadwing Retirement Savings Plan, and a class of participants in the Plans, generally alleged that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”) by improperly encouraging the Plan participant-plaintiffs to elect to invest in the Company stock fund within the relevant Plan and by improperly continuing to make employer contributions to the Company stock fund within the relevant Plan.

On February 22, 2006, the Company entered into a Stipulation and Agreement of Settlement of ERISA Actions (the “Agreement”) providing for the settlement of the consolidated case with no finding or admission of any wrongdoing by any of the defendants in the lawsuit. Under the Agreement, defendants are obligated to pay $11 million, which payment will be made on their behalf by their insurers, to a fund to settle the claims of, and obtain a release of all claims from, the class members. On March 13, 2006, the Court issued an order giving preliminary approval of the Agreement and scheduled a Settlement Fairness Hearing on June 22, 2006. The fairness hearing took place as scheduled on June 22, 2006. On October 5, 2006, the Court issued a final order approving the Stipulation and Agreement of Settlement as submitted by the parties. Accordingly, this case has been dismissed with prejudice.

Form 10-Q Part I	Cincinnati Bell Inc.

Freedom Wireless vs. BCGI, et al U.S. District Court, District of Massachusetts, Case No. 05-110620-EFH.

On September 16, 2005, Freedom Wireless filed a patent infringement action against 24 wireless service providers, including CBW. The suit alleges that the defendant wireless service providers are in violation of a patent owned by Freedom Wireless. CBW obtained its rights to use the technology in question through Boston Communications Group Inc. (“BCGI”). BCGI has acknowledged its obligation to indemnify CBW in accordance with the terms of the license agreement. This lawsuit was preceded by a direct patent infringement suit against BCGI by Freedom Wireless, in which BCGI was found liable. On July 21, 2006, BCGI issued a press release indicating that it had reached a settlement agreement with Freedom Wireless in the underlying patent infringement action. On October 16, 2006, Freedom Wireless filed a Notice of Dismissal dismissing with prejudice all patent infringement claims against CBW arising from the alleged patent infringement by BCGI. Accordingly, the Company considers this case to be closed.

8.	Pensions and Postretirement Plans

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans. Approximately 9% of these costs were capitalized to property, plant, and equipment related to network construction in the Local segment for the three and nine months ended September 30, 2006 and 2005. Pension and postretirement benefits expense are as follows:

	Pension Benefits		Postretirement and Other Benefits
	Three Months Ended September 30,
(dollars in millions)	2006	2005	2006	2005
Service cost	$2.3	$1.9	$0.7	$0.8
Interest cost on projected benefit obligation	7.1	6.7	5.8	4.4
Expected return on plan assets	(8.8)	(9.6)	(1.2)	(1.5)
Amortization of:
Transition (asset)/obligation	—	(0.3)	1.0	1.1
Prior service cost	0.9	0.8	1.9	1.8
Actuarial loss	0.8	0.9	0.5	0.8

Total expense	$2.3	$0.4	$8.7	$7.4

	Pension Benefits		Postretirement and Other Benefits
	Nine Months Ended September 30,
(dollars in millions)	2006	2005	2006	2005
Service cost	$6.6	$6.0	$2.6	$3.4
Interest cost on projected benefit obligation	20.8	20.4	15.4	16.1
Expected return on plan assets	(26.2)	(28.6)	(3.6)	(4.2)
Amortization of:
Transition (asset)/obligation	—	(0.8)	3.1	3.2
Prior service cost	2.6	2.4	5.8	8.3
Actuarial loss	2.9	1.6	3.2	1.5

Total expense	$6.7	$1.0	$26.5	$28.3

The Company reclassified its pension intangible asset of $25.5 million at December 31, 2005 from “Other noncurrent assets” to “Intangible assets, net” on the Condensed Consolidated Balance Sheets to conform to the September 30, 2006 presentation.

Form 10-Q Part I	Cincinnati Bell Inc.

9.	Business Segment Information

The Company is organized into five business segments: Local, Wireless, HMS, Other, and Broadband, on the basis of offering distinct products and services. These segments are generally aligned with specific subsidiaries of the Company.

The Broadband segment no longer has any substantive, on-going operations because, in 2003, the Company sold substantially all of its broadband assets, which were reported in the Broadband segment. The Broadband segment previously provided data and voice communications services nationwide over approximately 18,700 route miles of fiber-optic transmission facilities. The third quarter operating income for 2006 of $7.9 million primarily consists of a $4.7 million gain on sale of broadband fiber assets and $3.6 million of income related to the sale of a bankruptcy claim receivable. Operating income for the nine months ended September 30, 2006 of $9.7 million includes the third quarter items discussed above and $2.9 million of income due to the expiration of certain warranties and guarantees established at the time the Broadband assets were sold, partially offset by legal and restructuring expenses. The gains associated with the sale of broadband assets and the expiration of certain warranties and guarantees are included in “Gain on sale of broadband assets” in the Condensed Consolidated Statements of Operations. Remaining amounts comprising Broadband operating income are primarily included in “Selling, general and administrative” in the Condensed Consolidated Statements of Operations. Operating income for the third quarter of 2005 of $1.0 million and for the nine months ended September 30, 2005 of $3.6 million was primarily due to the favorable resolution of certain operating tax issues and was included in “Selling, general and administrative” in the Condensed Consolidated Statements of Operations.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.

The Company’s business segment information follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2006	2005	2006	2005
Revenue
Local	$186.6	$187.4	$560.4	$567.1
Wireless	65.0	58.2	193.2	179.8
Hardware and Managed Services	57.3	43.5	154.3	125.2
Other	19.9	19.7	59.3	58.3
Intersegment	(8.7)	(8.5)	(25.5)	(26.1)

Total revenue	$320.1	$300.3	$941.7	$904.3

Intersegment revenue
Local	$6.6	$6.5	$19.6	$19.1
Wireless	0.7	0.8	2.1	2.1
Hardware and Managed Services	0.4	0.5	1.2	2.6
Other	1.0	0.7	2.6	2.3

Total intersegment revenue	$8.7	$8.5	$25.5	$26.1

Operating income
Local	$62.1	$67.9	$202.2	$207.9
Wireless	6.3	(4.1)	14.5	(25.8)
Hardware and Managed Services	5.2	2.8	11.4	9.5
Other	6.6	7.0	20.1	20.0
Broadband	7.9	1.0	9.7	3.6
Corporate and eliminations	(4.6)	(2.5)	(20.1)	(12.0)

Total operating income	$83.5	$72.1	$237.8	$203.2

	September 30, 2006	December 31, 2005
Assets
Local	$707.3	$721.4
Wireless	343.2	274.2
Hardware and Managed Services	106.5	90.7
Other	81.3	101.4
Broadband	2.7	2.7
Corporate and eliminations	648.4	672.9

Total assets	$1,889.4	$1,863.3

Form 10-Q Part I	Cincinnati Bell Inc.

10.	Supplemental Guarantor Information

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

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three months and nine months ended September 30, 2006 and 2005 and Condensed Consolidating Balance Sheets of the Company as of September 30, 2006 and December 31, 2005 of (1) the Parent Company, as the guarantor (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2006
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$0.8	$186.6	$141.4	$(8.7)	$320.1
Operating costs and expenses	4.2	124.5	116.6	(8.7)	236.6

Operating income (loss)	(3.4)	62.1	24.8	—	83.5
Equity in earnings of subsidiaries, net of tax	48.9	—	—	(48.9)	—
Interest expense	37.3	3.8	8.3	(8.0)	41.4
Other expense (income), net	(8.2)	0.2	(0.3)	8.0	(0.3)

Income (loss) before income taxes	16.4	58.1	16.8	(48.9)	42.4
Income tax expense (benefit)	(8.7)	20.8	5.2	—	17.3

Net income (loss)	25.1	37.3	11.6	(48.9)	25.1
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$22.5	$37.3	$11.6	$(48.9)	$22.5

	Three Months Ended September 30, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$1.2	$187.4	$120.2	$(8.5)	$300.3
Operating costs and expenses	3.7	119.5	113.5	(8.5)	228.2

Operating income (loss)	(2.5)	67.9	6.7	—	72.1
Equity in earnings of subsidiaries, net of tax	37.4	—	—	(37.4)	—
Interest expense	42.6	4.3	7.2	(7.1)	47.0
Other expense (income), net	84.8	(1.3)	(1.0)	7.1	89.6

Income (loss) before income taxes	(92.5)	64.9	0.5	(37.4)	(64.5)
Income tax expense (benefit)	(48.4)	25.5	2.5	—	(20.4)

Net income (loss)	(44.1)	39.4	(2.0)	(37.4)	(44.1)
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$(46.7)	$39.4	$(2.0)	$(37.4)	$(46.7)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2006
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$2.2	$560.4	$404.6	$(25.5)	$941.7
Operating costs and expenses	20.9	358.2	350.3	(25.5)	703.9

Operating income (loss)	(18.7)	202.2	54.3	—	237.8
Equity in earnings of subsidiaries, net of tax	141.5	—	—	(141.5)	—
Interest expense	108.9	11.2	24.8	(23.6)	121.3
Other expense (income), net	(24.3)	0.3	0.1	23.6	(0.3)

Income (loss) before income taxes	38.2	190.7	29.4	(141.5)	116.8
Income tax expense (benefit)	(25.4)	68.3	10.3	—	53.2

Net income (loss)	63.6	122.4	19.1	(141.5)	63.6
Preferred stock dividends	7.8	—	—	—	7.8

Net income (loss) applicable to common shareowners	$55.8	$122.4	$19.1	$(141.5)	$55.8

	Nine Months Ended September 30, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$3.7	$567.1	$359.6	$(26.1)	$904.3
Operating costs and expenses	16.1	359.2	351.9	(26.1)	701.1

Operating income (loss)	(12.4)	207.9	7.7	—	203.2
Equity in earnings of subsidiaries, net of tax	69.5	—	—	(69.5)	—
Interest expense	134.1	12.7	20.6	(20.3)	147.1
Other expense (income), net	81.0	(2.9)	(5.9)	20.3	92.5

Income (loss) before income taxes	(158.0)	198.1	(7.0)	(69.5)	(36.4)
Income tax expense (benefit)	(80.9)	83.2	38.4	—	40.7

Net income (loss)	(77.1)	114.9	(45.4)	(69.5)	(77.1)
Preferred stock dividends	7.8	—	—	—	7.8

Net income (loss) applicable to common shareowners	$(84.9)	$114.9	$(45.4)	$(69.5)	$(84.9)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of September 30, 2006
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$24.0	$0.2	$3.3	$—	$27.5
Receivables, net	0.6	65.9	89.1	—	155.6
Other current assets	26.3	33.2	93.9	(27.4)	126.0

Total current assets	50.9	99.3	186.3	(27.4)	309.1
Property, plant and equipment, net	0.1	595.5	213.3	—	808.9
Goodwill and intangibles, net	25.7	—	130.0	—	155.7
Investments in and advances to subsidiaries	1,056.0	—	—	(1,056.0)	—
Other noncurrent assets	284.3	12.5	350.3	(31.4)	615.7

Total assets	$1,417.0	$707.3	$879.9	$(1,114.8)	$1,889.4

Current portion of long-term debt	$4.0	$1.2	$1.6	$—	$6.8
Accounts payable	0.1	34.7	30.7	—	65.5
Other current liabilities	68.0	69.7	41.5	2.9	182.1

Total current liabilities	72.1	105.6	73.8	2.9	254.4
Long-term debt, less current portion	1,819.8	236.4	10.1	—	2,066.3
Other noncurrent liabilities	204.9	68.7	35.7	(61.7)	247.6
Intercompany payables	—	41.3	427.1	(468.4)	—

Total liabilities	2,096.8	452.0	546.7	(527.2)	2,568.3
Minority interest	—	—	0.9	—	0.9
Shareowners’ equity (deficit)	(679.8)	255.3	332.3	(587.6)	(679.8)

Total liabilities and shareowners’ equity (deficit)	$1,417.0	$707.3	$879.9	$(1,114.8)	$1,889.4

	As of December 31, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$23.9	$1.3	$0.5	$—	$25.7
Receivables, net	2.9	75.2	82.8	—	160.9
Other current assets	12.5	29.4	85.3	(20.3)	106.9

Total current assets	39.3	105.9	168.6	(20.3)	293.5
Property, plant and equipment, net	0.2	603.0	197.2	—	800.4
Goodwill and intangibles, net	25.5	—	76.7	—	102.2
Investments in and advances to subsidiaries	995.6	—	—	(995.6)	—
Other noncurrent assets	296.4	12.5	415.1	(56.8)	667.2

Total assets	$1,357.0	$721.4	$857.6	$(1,072.7)	$1,863.3

Current portion of long-term debt	$4.0	$2.5	$4.8	$—	$11.3
Accounts payable	0.2	36.9	32.7	—	69.8
Other current liabilities	88.4	66.7	42.7	(1.4)	196.4

Total current liabilities	92.6	106.1	80.2	(1.4)	277.5
Long-term debt, less current portion	1,826.3	237.1	10.0	—	2,073.4
Other noncurrent liabilities	175.8	80.9	40.9	(75.7)	221.9
Intercompany payables	—	31.7	469.4	(501.1)	—

Total liabilities	2,094.7	455.8	600.5	(578.2)	2,572.8
Minority interest	—	—	28.2	—	28.2
Shareowners’ equity (deficit)	(737.7)	265.6	228.9	(494.5)	(737.7)

Total liabilities and shareowners’ equity (deficit)	$1,357.0	$721.4	$857.6	$(1,072.7)	$1,863.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2006
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(73.5)	$190.3	$93.4	$—	$210.2

Capital expenditures	—	(69.3)	(40.5)	—	(109.8)
Acquisition of businesses	—	—	(86.7)	—	(86.7)
Other investing activities	—	2.0	(2.1)	—	(0.1)

Cash flows used in investing activities	—	(67.3)	(129.3)	—	(196.6)

Funding between Parent and subsidiaries, net	81.3	(123.1)	41.8	—	—
Increase in corporate credit facility, net	4.0	—	—	—	4.0
Repayment of debt	(6.2)	(2.1)	(3.1)	—	(11.4)
Issuance of common shares	1.7	—	—	—	1.7
Other financing activities	(7.2)	1.1	—	—	(6.1)

Cash flows provided by (used in) financing activities	73.6	(124.1)	38.7	—	(11.8)

Increase (decrease) in cash and cash equivalents	0.1	(1.1)	2.8	—	1.8
Beginning cash and cash equivalents	23.9	1.3	0.5	—	25.7

Ending cash and cash equivalents	$24.0	$0.2	$3.3	$—	$27.5

	Nine Months Ended September 30, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(45.5)	$212.4	$58.5	$—	$225.4

Capital expenditures	—	(72.0)	(36.7)	—	(108.7)
Other investing activities	—	0.9	0.3	—	1.2

Cash flows used in investing activities	—	(71.1)	(36.4)	—	(107.5)

Funding between Parent and subsidiaries, net	159.4	(137.2)	(22.2)	—	—
Issuance of long-term debt and new credit facility, net	790.0	—	0.1	—	790.1
Repayment of debt	(878.9)	(3.4)	(0.2)	—	(882.5)
Issuance of common shares	2.4	—	—	—	2.4
Other financing activities	(29.8)	0.7	—	—	(29.1)

Cash flows provided by (used in) financing activities	43.1	(139.9)	(22.3)	—	(119.1)

Increase (decrease) in cash and cash equivalents	(2.4)	1.4	(0.2)	—	(1.2)
Beginning cash and cash equivalents	22.7	1.4	0.8	—	24.9

Ending cash and cash equivalents	$20.3	$2.8	$0.6	$—	$23.7

Form 10-Q Part I	Cincinnati Bell Inc.

7 1/4% Senior Notes Due 2013, 7% Senior Notes Due 2015, and 8 3/8% Senior Subordinated Notes Due 2014

The Company’s 7 1/4% Senior Notes Due 2013, 7% Senior Notes Due 2015 (the “7% Senior Notes”), and 8 3/8% Senior Subordinated Notes Due 2014 (the “8 3/8% Notes”) are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc. (f/k/a ZoomTown.com Inc.), Cincinnati Bell Complete Protection Inc., BRFS LLC, Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless LLC, BCSIVA Inc., BRCOM Inc., Cincinnati Bell Technology Solutions Inc., and IXC Internet Services Inc. Effective February 14, 2006, the Company paid Cingular $83.2 million for its 19.9% interest in Cincinnati Bell Wireless LLC. As a result, Cincinnati Bell Wireless LLC became a wholly-owned subsidiary of the Company and, as such, also became a guarantor of the notes. Also, in the fourth quarter of 2005, Cincinnati Bell Public Communications merged into the Parent Company. The financial information presented below combines Cincinnati Bell Wireless LLC with the guarantors and Cincinnati Bell Public Communications with the Parent Company for all periods presented. The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. The Company’s subsidiaries generate substantially all of the Parent Company’s income and cash flow and generally fund, through distributions or advances, the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three and nine months ended September 30, 2006 and 2005 and the Condensed Consolidating Balance Sheets of the Company as of September 30, 2006 and December 31, 2005 of (1) the Parent Company, as the issuer (2) the guarantor subsidiaries on a combined basis and (3) the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2006
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total

Revenue	$0.8	$154.2	$173.8	$(8.7)	$320.1
Operating costs and expenses	4.2	129.5	111.6	(8.7)	236.6

Operating income (loss)	(3.4)	24.7	62.2	—	83.5
Equity in earnings of subsidiaries, net of tax	48.9	—	—	(48.9)	—
Interest expense	37.3	8.4	3.7	(8.0)	41.4
Other expense (income), net	(8.2)	(0.1)	—	8.0	(0.3)

Income (loss) before income taxes	16.4	16.4	58.5	(48.9)	42.4
Income tax expense (benefit)	(8.7)	4.2	21.8	—	17.3

Net income (loss)	25.1	12.2	36.7	(48.9)	25.1
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$22.5	$12.2	$36.7	$(48.9)	$22.5

	Three Months Ended September 30, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total

Revenue	$1.2	$132.6	$175.0	$(8.5)	$300.3
Operating costs and expenses	3.7	126.5	106.5	(8.5)	228.2

Operating income (loss)	(2.5)	6.1	68.5	—	72.1
Equity in earnings of subsidiaries, net of tax	37.4	—	—	(37.4)	—
Interest expense	42.6	7.3	4.2	(7.1)	47.0
Other expense (income), net	84.8	(1.2)	(1.1)	7.1	89.6

Income (loss) before income taxes	(92.5)	—	65.4	(37.4)	(64.5)
Income tax expense (benefit)	(48.4)	(0.5)	28.5	—	(20.4)

Net income (loss)	(44.1)	0.5	36.9	(37.4)	(44.1)
Preferred stock dividends	2.6	—	—	—	2.6

Net income (loss) applicable to common shareowners	$(46.7)	$0.5	$36.9	$(37.4)	$(46.7)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2006
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$2.2	$442.4	$522.6	$(25.5)	$941.7
Operating costs and expenses	20.9	388.8	319.7	(25.5)	703.9

Operating income (loss)	(18.7)	53.6	202.9	—	237.8
Equity in earnings of subsidiaries, net of tax	141.5	—	—	(141.5)	—
Interest expense	108.9	25.1	10.9	(23.6)	121.3
Other expense (income), net	(24.3)	0.2	0.2	23.6	(0.3)

Income (loss) before income taxes	38.2	28.3	191.8	(141.5)	116.8
Income tax expense (benefit)	(25.4)	5.5	73.1	—	53.2

Net income (loss)	63.6	22.8	118.7	(141.5)	63.6
Preferred stock dividends	7.8	—	—	—	7.8

Net income (loss) applicable to common shareowners	$55.8	$22.8	$118.7	$(141.5)	$55.8

	Nine Months Ended September 30, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$3.7	$398.5	$528.2	$(26.1)	$904.3
Operating costs and expenses	16.1	391.4	319.7	(26.1)	701.1

Operating income (loss)	(12.4)	7.1	208.5	—	203.2
Equity in earnings of subsidiaries, net of tax	69.5	—	—	(69.5)	—
Interest expense	134.1	20.9	12.4	(20.3)	147.1
Other expense (income), net	81.0	(6.3)	(2.5)	20.3	92.5

Income (loss) before income taxes	(158.0)	(7.5)	198.6	(69.5)	(36.4)
Income tax expense (benefit)	(80.9)	29.4	92.2	—	40.7

Net income (loss)	(77.1)	(36.9)	106.4	(69.5)	(77.1)
Preferred stock dividends	7.8	—	—	—	7.8

Net income (loss) applicable to common shareowners	$(84.9)	$(36.9)	$106.4	$(69.5)	$(84.9)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of September 30, 2006
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$24.0	$1.1	$2.4	$—	$27.5
Receivables, net	0.6	102.4	52.6	—	155.6
Other current assets	26.3	94.0	33.1	(27.4)	126.0

Total current assets	50.9	197.5	88.1	(27.4)	309.1
Property, plant and equipment, net	0.1	214.9	593.9	—	808.9
Goodwill and intangibles, net	25.7	130.0	—	—	155.7
Investments in and advances to subsidiaries	1,056.0	7.8	—	(1,063.8)	—
Other noncurrent assets	284.3	350.9	11.9	(31.4)	615.7

Total assets	$1,417.0	$901.1	$693.9	$(1,122.6)	$1,889.4

Current portion of long-term debt	$4.0	$1.6	$1.2	$—	$6.8
Accounts payable	0.1	47.2	18.2	—	65.5
Other current liabilities	68.0	43.0	68.2	2.9	182.1

Total current liabilities	72.1	91.8	87.6	2.9	254.4
Long-term debt, less current portion	1,819.8	10.1	236.4	—	2,066.3
Other noncurrent liabilities	204.9	37.5	66.9	(61.7)	247.6
Intercompany payables	—	427.1	49.1	(476.2)	—

Total liabilities	2,096.8	566.5	440.0	(535.0)	2,568.3
Minority interest	—	—	0.9	—	0.9
Shareowners’ equity (deficit)	(679.8)	334.6	253.0	(587.6)	(679.8)

Total liabilities and shareowners’ equity (deficit)	$1,417.0	$901.1	$693.9	$(1,122.6)	$1,889.4

	As of December 31, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$23.9	$0.5	$1.3	$—	$25.7
Receivables, net	2.9	99.1	58.9	—	160.9
Other current assets	12.5	86.5	28.2	(20.3)	106.9

Total current assets	39.3	186.1	88.4	(20.3)	293.5
Property, plant and equipment, net	0.2	200.0	600.2	—	800.4
Goodwill and intangibles, net	25.5	76.7	—	—	102.2
Investments in and advances to subsidiaries	995.6	—	—	(995.6)	—
Other noncurrent assets	296.4	415.7	11.9	(56.8)	667.2

Total assets	$1,357.0	$878.5	$700.5	$(1,072.7)	$1,863.3

Current portion of long-term debt	$4.0	$4.8	$2.5	$—	$11.3
Accounts payable	0.2	48.7	20.9	—	69.8
Other current liabilities	88.4	43.9	65.5	(1.4)	196.4

Total current liabilities	92.6	97.4	88.9	(1.4)	277.5
Long-term debt, less current portion	1,826.3	10.0	237.1	—	2,073.4
Other noncurrent liabilities	175.8	38.5	83.3	(75.7)	221.9
Intercompany payables	—	473.5	27.6	(501.1)	—

Total liabilities	2,094.7	619.4	436.9	(578.2)	2,572.8
Minority interest	—	28.2	—	—	28.2
Shareowners’ equity (deficit)	(737.7)	230.9	263.6	(494.5)	(737.7)

Total liabilities and shareowners’ equity (deficit)	$1,357.0	$878.5	$700.5	$(1,072.7)	$1,863.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2006
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(73.5)	$106.6	$177.1	$—	$210.2

Capital expenditures	—	(41.6)	(68.2)	—	(109.8)
Acquisition of businesses	—	(86.7)	—	—	(86.7)
Other investing activities	—	(0.1)	—	—	(0.1)

Cash flows used in investing activities	—	(128.4)	(68.2)	—	(196.6)

Funding between Parent and subsidiaries, net	81.3	24.4	(105.7)	—	—
Increase in corporate credit facility, net	4.0	—	—	—	4.0
Repayment of debt	(6.2)	(3.1)	(2.1)	—	(11.4)
Issuance of common shares	1.7	—	—	—	1.7
Other financing activities	(7.2)	1.1	—	—	(6.1)

Cash flows provided by (used in) financing activities	73.6	22.4	(107.8)	—	(11.8)

Increase (decrease) in cash and cash equivalents	0.1	0.6	1.1	—	1.8
Beginning cash and cash equivalents	23.9	0.5	1.3	—	25.7

Ending cash and cash equivalents	$24.0	$1.1	$2.4	$—	$27.5

	Nine Months Ended September 30, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(45.5)	$74.3	$196.6	$—	$225.4

Capital expenditures	—	(39.1)	(69.6)	—	(108.7)
Other investing activities	—	1.2	—	—	1.2

Cash flows used in investing activities	—	(37.9)	(69.6)	—	(107.5)

Funding between Parent and subsidiaries, net	159.4	(37.2)	(122.2)	—	—
Issuance of long-term debt and new credit facility, net	790.0	0.1	—	—	790.1
Repayment of debt	(878.9)	(0.2)	(3.4)	—	(882.5)
Issuance of common shares	2.4	—	—	—	2.4
Other financing activities	(29.8)	0.7	—	—	(29.1)

Cash flows provided by (used in) financing activities	43.1	(36.6)	(125.6)	—	(119.1)

Increase (decrease) in cash and cash equivalents	(2.4)	(0.2)	1.4	—	(1.2)
Beginning cash and cash equivalents	22.7	0.8	1.4	—	24.9

Ending cash and cash equivalents	$20.3	$0.6	$2.8	$—	$23.7

Form 10-Q Part I	Cincinnati Bell Inc.

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

The Company was initially incorporated under the laws of Ohio in 1983 and remains incorporated under the laws of Ohio. It has its principal executive offices at 221 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). The Company makes available its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports) on its website at the investor relations section as soon as practicable after they have been electronically filed.

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

Critical Accounting Policies and Estimates

The preparation of Condensed Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company identified critical accounting policies that affect its more significant estimates and assumptions used in preparing its Condensed Consolidated Financial Statements. These critical accounting policies included revenue recognition, accounting for allowances for uncollectible accounts receivable, reviewing the carrying values of goodwill and indefinite-lived intangible assets, reviewing the carrying values of property, plant, and equipment, accounting for taxes, and accounting for pension and postretirement expenses.

Accounting for business combinations

In accounting for business combinations, the Company applies the accounting requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations”, which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, the Company analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Where the business combination is of significant magnitude, the Company engages third-party appraisal firms to assist management in determining the fair values of tangible and intangible assets and liabilities. Such a valuation requires management to make significant estimates and assumptions, especially with respect to the intangible assets.

In determining the fair value of the Company’s intangible assets associated with the purchases of Automated Telecom Inc. (“ATI”) and the remaining minority interest in Cincinnati Bell Wireless LLC (“CBW”), the Company utilized several valuation methods:

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

Results of Operations

The financial results for the three and nine months ended September 30, 2006 and 2005 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations of this Quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for the full year.

CONSOLIDATED OVERVIEW

Consolidated revenue totaled $320.1 million for the third quarter of 2006, an increase of $19.8 million, compared to the third quarter of 2005. The increase was primarily due to the following:

•	$6.8 million higher revenues in the Wireless segment primarily related to an increase in postpaid service from additional subscribers and increased data revenue; and

•	$13.8 million higher revenues in the Hardware and Managed Services (“HMS”) segment due to increased IT and computer-related equipment sales and higher managed services revenue.

For the nine months ended September 30, 2006, consolidated revenue increased $37.4 million to $941.7 million as compared to $904.3 million for the same period in 2005. A $29.1 million increase in HMS segment revenue, a $13.8 million increase in Local segment data revenue, and a $13.4 million increase in Wireless revenue were partially offset by a $20.6 million decrease in Local segment voice revenue.

Operating income for the third quarter of 2006 was $83.5 million, an increase of $11.4 million compared to the same period in 2005. The increase was primarily due to the following:

•	$10.4 million increase in Wireless operating income due to higher postpaid revenue, resulting from additional subscribers and increased data revenue, and decreased depreciation and amortization expense associated with the replaced Time Division Multiple Access (“TDMA”) network assets, partially offset by increased commissions on higher subscriber activations;

•	$6.9 million increase in the Broadband segment, as the gain on sale of broadband fiber assets and the sale of a bankruptcy claim receivable in 2006 was higher than the 2005 benefit from the resolution of certain operating tax issues; offset by

•	$5.8 million decrease in Local operating income due to the restructuring charge incurred in the third quarter of 2006 and an increase in expenses associated with the Company’s pension and postretirement benefits.

Operating income for the nine months ended September 30, 2006, was $237.8 million, or $34.6 million higher than prior year. This increase was primarily due to the following:

•	$40.3 million increase in Wireless operating income due to impairment charges of $23.7 million incurred in the first quarter of 2005 associated with the retirement of certain TDMA assets and decreased depreciation and amortization expense of $24.8 million in 2006 associated with the replaced TDMA network assets, which more than offset increased customer acquisition and migration costs in 2006;

•	$6.1 million increase in the Broadband segment, as the 2006 operating income included gains on sale of broadband fiber assets, the sale of a bankruptcy claim receivable, and the expiration of certain warranties and guarantees established at the time broadband assets were sold, which were higher than the 2005 benefit from the resolution of certain operating tax issues; offset by

•	$5.7 million decrease in Local operating income due to lower voice revenue and the restructuring charge incurred in the third quarter of 2006, partially offset by increased data revenue and lower depreciation expense; and

•	$8.1 million decrease in the Corporate segment mainly related to the $6.3 million settlement of the Company’s shareholder litigation in the first quarter of 2006 (see Note 7 to the Condensed Consolidated Financial Statements for further discussion).

The minority interest caption relates to the 19.9% minority interest of Cingular in the net income of CBW until the Company’s acquisition of this minority interest on February 14, 2006. No further minority interest expense was recorded on CBW after February 14, 2006, because CBW is now wholly-owned by the Company. The 2005 TDMA impairment charge noted above gave rise to CBW losses for the nine months ended September 30, 2005, and the minority interest income of $5.8 million represents Cingular’s portion of the losses.

Form 10-Q Part I	Cincinnati Bell Inc.

Interest expense decreased to $41.4 million for the third quarter of 2006 and to $121.3 million for the nine months ended September 30, 2006 as compared to prior year interest expense of $47.0 million and $147.1 million, respectively. This decrease is primarily a result of the Company’s refinancing activities in 2005, which replaced high interest debt for debt with lower interest rates, partially offset by higher short-term interest rates.

The loss on extinguishment of debt of $99.8 million recorded for the nine months ended September 30, 2005 was comprised of a $91.9 million loss related to the repurchase of the 16% Senior Subordinated Discount Notes due 2009 (“16% Notes”) in the third quarter of 2005 and the write-off of $7.9 million associated with the repayment of previously existing credit facilities in the first quarter of 2005.

Income tax expense was $17.3 million for the third quarter of 2006 compared to an income tax benefit of $20.4 million in the third quarter of 2005. The increase was primarily due to an income tax benefit in the third quarter of 2005 associated with the $91.9 million loss on extinguishment of the 16% Notes. For the nine months ended September 30, 2006, income tax expense was higher by $12.5 million versus the same period in 2005. This increase was primarily due to the income tax benefit in the third quarter of 2005 discussed above and higher pretax income partially offset by an income tax charge of $45 million in 2005 resulting from the state of Ohio instituting a gross receipts tax and phasing out Ohio’s corporate franchise and income tax which caused certain deferred tax assets to become unrealizable. Additionally, the Company has certain non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses associated with the Broadband Securities. The Company estimates that its effective income tax rate will be approximately 45% for the full year 2006. However, the Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2006. The Company expects income tax payments to be between $5.0 million and $10.0 million for the full year of 2006.

Discussion of Operating Segment Results

LOCAL

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Revenue:
Voice	$117.5	$123.6	$(6.1)	(5)%	$357.3	$377.9	$(20.6)	(5)%
Data	60.7	54.9	5.8	11%	176.1	162.3	13.8	9%
Other	8.4	8.9	(0.5)	(6)%	27.0	26.9	0.1	0%

Total revenue	186.6	187.4	(0.8)	(0)%	560.4	567.1	(6.7)	(1)%

Operating costs and expenses:
Cost of services and products	59.5	58.4	1.1	2%	175.7	175.2	0.5	0%
Selling, general and administrative	35.4	34.0	1.4	4%	101.9	103.0	(1.1)	(1)%
Depreciation	26.6	27.1	(0.5)	(2)%	77.6	81.0	(3.4)	(4)%
Restructuring	3.0	—	3.0	n/m	3.0	—	3.0	n/m

Total operating costs and expenses	124.5	119.5	5.0	4%	358.2	359.2	(1.0)	(0)%

Operating income	$62.1	$67.9	$(5.8)	(9)%	$202.2	$207.9	$(5.7)	(3)%

Operating margin	33.3%	36.2%		(2.9) pts	36.1%	36.7%		(0.6) pts

The Local segment consists of the operations of the Company’s Cincinnati Bell Telephone subsidiary, which operates as an Incumbent Local Exchange Carrier (“ILEC”) within the Company’s traditional territory, and the Cincinnati Bell Extended Territories subsidiary, which operates as a Competitive Local Exchange Carrier (“CLEC”) in Dayton, Ohio and communities adjacent to the ILEC’s northern borders.

Revenue

Voice revenue includes local service, switched access, information services and value added services revenues. Voice revenue decreased in both the three and nine months of 2006 versus the same periods in 2005 primarily as a result of a 4% decrease in access lines.

Form 10-Q Part I	Cincinnati Bell Inc.

Access lines within the segment’s ILEC territory decreased by 49,000, or 5%, from 902,000 at September 30, 2005 to 853,000 at September 30, 2006. The Company believes this resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC territory by continuing to target voice services to residential and business customers in its CLEC territory. The Company had approximately 47,000 total CLEC access lines at September 30, 2006, which is a 34% increase from September 30, 2005.

Data revenue consists of data transport, high-speed Internet access (including DSL), dial-up Internet access, digital trunking, and Local Area Network (“LAN”) interconnection services. Increased revenue of $5.8 million and $13.8 million for the three and nine months ended September 30, 2006 compared to the same periods a year ago, respectively, was due to higher DSL and data transport revenue. An increase in DSL subscribers of 34,000, or 22%, was offset by a lower average revenue per subscriber compared to September 30, 2005. This produced an additional $3.6 million in DSL revenue for the third quarter of 2006 as compared to the third quarter of 2005 and an additional $8.8 million for the nine months ended September 30, 2006 compared to the same period a year ago. As of September 30, 2006, the Company’s DSL penetration of addressable access lines was approximately 25%, up from 20% at September 30, 2005. In addition, an increase in average data transport units for both the three and nine months ended September 30, 2006, provided additional revenue of $1.4 million and $4.3 million as compared to the third quarter of 2005 and to the nine months ended September 30, 2005, respectively.

The Company believes its rate of access line loss would have been greater and its increase in DSL subscribers would have been less without the success of its “Super Bundle,” Custom ConnectionsSM. The Company’s Super Bundle offers local, long distance, wireless, DSL and the Company’s value added services package, Home Phone Pak, on a single bill at a price lower than what the customer would pay for all of the services individually. The Company added 16,000 Super Bundle subscribers through the first nine months of 2006, bringing total subscribers to 166,000 and penetration of in-territory primary residential access lines to 30%. This package has increased the demand for and increased subscriber retention of the Company’s ZoomTown DSL offering. The number of DSL subscribers increased by 15%, or 25,000 subscribers, during the nine months ended September 30, 2006 to bring total subscribers to 188,000. As a result of this DSL growth, total lines to the customer (defined as access lines plus DSL subscribers) as of September 30, 2006 remained flat compared to September 30, 2005.

Costs and Expenses

Cost of services and products increased for the third quarter of 2006 by $1.1 million versus the third quarter of 2005. This increase was due to $1.7 million of increased worker’s compensation claims and higher costs of $1.9 million associated with the Company’s pension and postretirement benefits. The increase was partially offset by lower wages of $1.4 million, mainly due to the outsourcing of directory assistance services in December 2005 and other Company restructuring initiatives, and a $0.7 million decrease in operating taxes related to changes in the state of Ohio’s personal property tax laws. For the nine months ended September 30, 2006, cost of services and products increased $0.5 million versus the same period a year ago. The increase was attributed to increased worker’s compensation claims in the third quarter noted above, higher costs of $2.3 million associated with the Company’s pension and postretirement benefits and increased energy costs, partially offset by lower wages of $3.7 million, mainly resulting from the outsourcing of directory assistance services in December 2005 and other Company restructuring initiatives.

Selling, general and administrative expenses increased $1.4 million and decreased $1.1 million for the three months and nine months ended September 30, 2006, respectively, versus the prior year comparable periods. The quarter increase was primarily from $0.9 million of higher costs associated with the Company’s pension and postretirement benefits and increased bad debt expense. The year-to-date decrease was due to lower software maintenance costs of $0.9 million and lower advertising of $0.8 million partially offset by higher pension and postretirement benefit costs.

Depreciation expense decreased by $0.5 million and $3.4 million, respectively, for the three and nine months ended September 30, 2006, versus the comparable periods last year. This decrease was a result of assets becoming fully depreciated at a greater rate than capital expenditures.

Restructuring expenses were $3.0 million for both the three and nine months ended September 30, 2006 as a result of severance costs associated with the outsourcing of certain supply chain functions. See Note 6 to the Condensed Consolidated Financial Statements for further discussion.

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

Since October 2003, CBW has deployed service on both TDMA and GSM technologies. During the fourth quarter of 2003, the Company began to transition customers to the GSM network, which provides for the offering of advanced data services and lower costs, from its legacy TDMA network. As of June 30, 2006, the Company had substantially converted all of its subscribers to the GSM technology and as a result has discontinued the operation of its TDMA network.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions, except for operating metrics)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Revenue:
Service	$59.3	$52.3	$7.0	13%	$174.5	$163.3	$11.2	7%
Equipment	5.7	5.9	(0.2)	(3)%	18.7	16.5	2.2	13%

Total revenue	65.0	58.2	6.8	12%	193.2	179.8	13.4	7%

Operating costs and expenses:
Cost of services and products	35.4	34.9	0.5	1%	109.9	92.2	17.7	19%
Selling, general and administrative	15.8	14.2	1.6	11%	45.2	41.3	3.9	9%
Depreciation	6.4	13.2	(6.8)	(52)%	20.7	48.4	(27.7)	(57)%
Amortization	1.1	—	1.1	n/m	2.9	—	2.9	n/m
Asset impairments and other charges	—	—	—	n/m	—	23.7	(23.7)	(100)%

Total operating costs and expenses	58.7	62.3	(3.6)	(6)%	178.7	205.6	(26.9)	(13)%

Operating income (loss)	$6.3	$(4.1)	$10.4	n/m	$14.5	$(25.8)	$40.3	n/m

Operating margin	9.7%	(7.0)%		16.7 pts	7.5%	(14.3)%		21.8 pts
Operating metrics
Postpaid ARPU*	$46.92	$46.23	$0.69	1%	$46.56	$46.00	$0.56	1%
Prepaid ARPU*	$19.51	$18.62	$0.89	5%	$20.96	$20.82	$0.14	1%

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue, excluding roaming revenue, by the average subscriber base for the period. Collocation revenues are not included in the calculation of ARPU.

Revenue

During the third quarter of 2006, an increase in postpaid subscriber service revenue was offset by a decrease in postpaid roaming and prepaid service revenue compared to the third quarter of 2005 as discussed below:

•	Postpaid service revenue increased $7.2 million primarily due to more subscribers and an increase of data revenue from $3.0 million in the third quarter of 2005 to $5.2 million for the third quarter of 2006. Postpaid subscribers increased 17% from 300,000 subscribers at September 30, 2005 to 350,000 at September 30, 2006. Net additions for the third quarter of 2006 were 11,000 subscribers compared to a net addition of 4,000 subscribers in the third quarter of 2005. Average monthly churn was 1.7% in the third quarter of 2006 compared to 2.2% in the third quarter of 2005. The improved churn rate and increased number of subscribers were due to the introduction of more attractive rate plans in late 2005 and the improved wireless network;

•	Prepaid service revenue was flat compared to last year as the increase in ARPU of $0.89 was offset by a lower number of subscribers. As of September 30, 2006, prepaid subscribers totaled approximately 156,000, compared to 172,000 subscribers at September 30, 2005; the Company had net activation losses of 15,000 and 1,000 prepaid subscribers in the quarters ended September 30, 2006 and 2005, respectively; and

Form 10-Q Part I	Cincinnati Bell Inc.

•	Postpaid roaming revenue decreased $0.2 million due to a decrease in minutes of use and in roaming revenue per minute.

For the nine months ended September 30, 2006, service revenue increased $11.2 million as compared to the same period in 2005. The increase was due to a $13.8 million increase in postpaid service, primarily related to the higher number of postpaid subscribers and higher data revenue, offset by a decrease in prepaid service of $0.7 million and a $1.9 million decline in roaming revenue. As a result of the merger between Cingular and AT&T Wireless Services Inc., CBW lost substantial roaming revenue as Cingular customers are using Cingular’s network versus CBW’s network.

Equipment revenue was relatively flat during the third quarter of 2006 compared to the third quarter of 2005. Equipment revenue for the nine months ended September 30, 2006 increased $2.2 million compared to the same period in 2005 due to the increase in subscriber additions and the migration to the GSM network partially offset by an increased subsidy on handsets. The Company subsidizes the price of handset sales to encourage new service activations and, during the first half of 2006, to accelerate the migration to its GSM network.

Costs and Expenses

Cost of services and products consists largely of network expense including the Company’s own operation costs, interconnection expenses with other telecommunications providers, roaming expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses increased $0.5 million during the third quarter of 2006 compared to the third quarter of 2005 and $17.7 million for the nine months ended September 30, 2006 compared to the same period in the prior year. The third quarter increase was due to a $2.0 million increase in network expense resulting from increased voice minutes and data services usage, offset by lower handset and accessories costs and subsidies due to fewer handsets sold. The increase for the nine months ended September 30, 2006 compared to last year was due to a $7.8 million increase for handset and accessory costs resulting from higher activations and the migration of subscribers from the TDMA network to the GSM network and a $7.0 million increase in network expense resulting from increased voice minutes and data services usage. The remaining cost increases for the year to date period resulted from higher operating taxes and customer service costs related to increased subscribers and revenues.

The increases in selling, general, and administrative expenses of $1.6 million for the third quarter of 2006 and $3.9 million year-to-date as compared to the same periods in 2005 were primarily due to increased commissions and other payroll related costs due to the higher number of subscriber activations and increased bad debt expense.

Depreciation expense decreased $6.8 million and $27.7 million, respectively, for the three and nine months ended September 30, 2006 versus the 2005 comparable periods. This is primarily the result of the decrease in the net book value of the TDMA network assets due to the write downs discussed below and the accelerated depreciation.

Amortization expense in 2006 results from the allocation of the purchase price to certain intangibles associated with the purchase of the CBW minority interest from Cingular. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

The Company incurred charges of $42.3 million in 2005 to write down the recorded value of its TDMA network assets, $23.7 million of which was recorded in the first quarter and the remainder in the fourth quarter 2005.

Form 10-Q Part I	Cincinnati Bell Inc.

HARDWARE AND MANAGED SERVICES

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Revenue:
Hardware	$36.4	$26.4	$10.0	38%	$97.3	$76.8	$20.5	27%
Managed services	20.9	17.1	3.8	22%	57.0	48.4	8.6	18%

Total revenue	57.3	43.5	13.8	32%	154.3	125.2	29.1	23%

Operating costs and expenses:
Cost of services and products	45.8	35.6	10.2	29%	124.2	101.1	23.1	23%
Selling, general and administrative	5.4	4.4	1.0	23%	16.0	13.0	3.0	23%
Depreciation	0.8	0.7	0.1	14%	2.5	1.7	0.8	47%
Amortization	0.1	—	0.1	n/m	0.2	—	0.2	n/m
Asset impairments and other charges (gains)	—	—	—	n/m	—	(0.1)	0.1	(100)%

Total operating costs and expenses	52.1	40.7	11.4	28%	142.9	115.7	27.2	24%

Operating income	$5.2	$2.8	$2.4	86%	$11.4	$9.5	$1.9	20%

Operating margin	9.1%	6.4%		2.7 pts	7.4%	7.6%		(0.2) pts

The HMS segment consists of the Company’s Cincinnati Bell Technology Solutions (“CBTS”) subsidiary.

Revenue

Hardware revenue is generated by the reselling of major manufacturers’ IT, data, and telephony equipment. Managed services revenue consists of the sale of outsourced technology resources, leveraging Company assets, including but not limited to data center assets, and revenue of technical services and maintenance directly related to the sale of IT, data, and telephony equipment. The CBTS business model links the capability to sell a wide range of equipment from various manufacturers along with the Company’s technical and infrastructure capability to offer complete technology solutions for the small, medium, and large business customer.

Hardware revenue for the third quarter and nine months ended September 30, 2006, increased $10.0 million and $20.5 million, respectively, versus the comparable periods in 2005 due to increased sales of IT and computer-related hardware to data center customers. CBTS expanded its data center business with the opening of its Florence, Kentucky data center in June 2005. The increased hardware sales were for equipment used in CBTS data centers as well as for equipment to be used at customer facilities. This was slightly offset by lower telephony hardware sales.

Managed services revenue increased $3.8 million and $8.6 million, respectively, for the third quarter and nine months ended September 30, 2006 versus the same periods in 2005 due to increased data center collocation services at its Florence and Cincinnati data centers and growth of IT and telephony maintenance and monitoring contract services, particularly with its large customers. The Company intends to continue to pursue additional customers and growth in its data center business. Additional Company resources, including working capital and capital expenditures, would be required to support this growth.

Costs and Expenses

Cost of services and products increased by $10.2 million in the third quarter of 2006 and $23.1 million for the nine months ended September 30, 2006 as compared to the same periods in 2005 as a direct result of the increased revenue. Gross margins improved in the third quarter of 2006 compared to last year as a result of higher margins on hardware sales and improved costs associated with data center collocation as the Company’s data centers have become fully operational.

The increase in selling, general and administrative expenses for both periods were primarily due to an increase in labor costs to support the increased revenues.

The increase in depreciation expense for the nine months ended September 30, 2006 compared to nine months ended September 30, 2005 was primarily due to capital expenditures associated with data center services.

Amortization expense in 2006 results from the allocation of a portion of the purchase price to the customer relationship intangible asset associated with the ATI acquisition. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Form 10-Q Part I	Cincinnati Bell Inc.

OTHER

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Revenue	$19.9	$19.7	$0.2	1%	$59.3	$58.3	$1.0	2%

Operating costs and expenses:
Cost of services and products	8.9	8.2	0.7	9%	26.5	25.2	1.3	5%
Selling, general and administrative	3.8	4.0	(0.2)	(5)%	11.0	11.7	(0.7)	(6)%
Depreciation	0.6	0.5	0.1	20%	1.7	1.4	0.3	21%

Total operating costs and expenses	13.3	12.7	0.6	5%	39.2	38.3	0.9	2%

Operating income	$6.6	$7.0	$(0.4)	(6)%	$20.1	$20.0	$0.1	1%

Operating margin	33.2%	35.5%		(2.3) pts	33.9%	34.3%		(0.4) pts

Revenue

Cincinnati Bell Any Distance Inc. (“CBAD”) revenue increased $0.5 million in the third quarter of 2006 and $2.0 million for the nine months ended September 30, 2006 versus the comparable prior year periods. The increase in both periods relates to a 5% increase in business subscribers partially offset by a 5% decline in residential lines. CBAD had approximately 556,000 subscribed access lines as of September 30, 2006 in the Cincinnati and Dayton, Ohio operating areas compared to 567,000 subscribed access lines as of September 30, 2005. Revenue for the third quarter and nine months ended September 30, 2006 from Cincinnati Bell Complete Protection Inc. (“CBCP”) was $0.2 million and $0.4 million favorable compared to the same periods a year ago, respectively. Public revenue decreased $0.4 million in the third quarter of 2006 and $1.5 million for the nine months ended September 30, 2006 compared to the same periods last year as usage of payphones continues to decrease in favor of wireless products.

Costs and Expenses

CBAD cost of service for the third quarter of 2006 and nine months ended September 30, 2006 compared to the same periods in 2005 increased approximately $0.6 million and $1.7 million, respectively. In addition, CBCP cost of service increased $0.3 million for both the three and nine months ended September 30, 2006 compared to the same periods last year. The increase in costs at CBAD and CBCP was primarily related to the increase in subscriber revenues. The increases at CBAD and CBCP were partially offset by a decrease of costs at Public due to the decrease in Public revenue.

Selling, general and administrative expenses decreased $0.2 million in the third quarter of 2006 and were $0.7 million favorable for the nine months ended September 30, 2006 as compared to last year. The decrease for the nine month period was mainly from lower labor costs, advertising and bad debt expense at CBAD.

BROADBAND

During 2003, the Company completed the sale of substantially all of its broadband assets and, in connection with the sale, retained certain broadband obligations. Operating income in the third quarter of 2006 was $7.9 million compared to $1.0 million in the third quarter of 2005 and $9.7 million for the nine months ended September 30, 2006 versus $3.6 million for the nine months ended September 30, 2005. The third quarter 2006 operating income includes a $4.7 million gain on the sale of broadband fiber assets and $3.6 million of income related to the sale of a bankruptcy claim receivable. Operating income for the nine months ended September 30, 2006 includes the third quarter items discussed above and $2.9 million of income from the second quarter of 2006 due to the expiration of certain warranties and guarantees established at the time the broadband assets were sold, partially offset by legal and restructuring expenses. Operating income in the third quarter of 2005 and nine months ended September 30, 2005 primarily resulted from the favorable resolution of certain operating tax issues.

CORPORATE

Corporate expenses for the third quarter of 2006 were $4.6 million compared to $2.5 million last year with the increase primarily due to increased business development costs. For the nine months ended September 30, 2006, Corporate expenses were $20.1 million compared to $12.0 million in the prior year. The year to date increase was due to the $6.3 million shareholder settlement recorded in the first quarter of 2006 (See Note 7 to the Condensed Consolidated Financial Statements for further discussion) and increased business development costs.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources

Contingencies

Refer to the Company’s discussion of its contingencies at Note 7 to the Condensed Consolidated Financial Statements.

Cash Flows

For the nine months ended September 30, 2006, cash provided by operating activities totaled $210.2 million, a decrease of $15.2 million compared to the $225.4 million provided by operating activities during the same period in 2005. The decline was mainly from lower operating cash generated both from the Wireless segment due to increased costs from higher activations and the migration to the GSM network and the Local segment due to access line losses.

For the nine months ended September 30, 2006, cash utilized in investing activities was $196.6 million, an increase of $89.1 million compared to the $107.5 million utilized during the same period in 2005. The increase predominately relates to the acquisitions of ATI and the 19.9% minority interest in CBW for $86.7 million. The Company acquired wireless licenses from the FCC auction, which concluded in September 2006, for $37.1 million, of which $7.0 million was paid in the third quarter of 2006 and the remaining $30.1 million will be paid in the fourth quarter of 2006. See Note 7 to the Condensed Consolidated Financial Statements for further discussion. Capital expenditures remained flat during the nine months ended September 30, 2006 compared to the same period in 2005. Proceeds from the sale of broadband fiber assets were $4.7 million during the third quarter of 2006.

Cash flows used in financing activities decreased $107.3 million to a net outflow of $11.8 million for the nine months ended September 30, 2006 from an outflow of $119.1 million during the same period in 2005. During the nine months ended September 30, 2006, the Company funded the purchases of ATI and the 19.9% interest in CBW, which decreased the Company’s repayment of debt as compared to 2005. During the nine months ended September 30, 2005, the Company received $790.1 million of cash proceeds from the issuance of the 7% Senior Notes, additional 8 3/8% Notes and new bank term notes. In addition, during 2005, the Company repaid $882.5 million in borrowings, substantially all of which was the prepayment of borrowings under its term and revolving credit facilities and its 16% Notes, using the net cash proceeds discussed above. In conjunction with the debt issuance and repayments, the Company incurred debt issuance costs and consent fees of $21.9 million for the nine months ended September 30, 2005. Preferred stock dividends of $7.8 million were paid during both of the nine months ended September 30, 2006 and 2005.

As of September 30, 2006, the Company held $27.5 million in cash and cash equivalents. The Company’s primary sources of cash for the remainder of 2006 are cash generated by operations and borrowings from the Corporate credit facility. The Company generated $210.2 million of cash flow from operations for the nine months ended September 30, 2006, and $322.3 million for the full year 2005. Additionally, at September 30, 2006, the Company had $238.7 million of availability under the Corporate credit facility. The primary uses of cash will be for funding the Company’s capital expenditures, which has recently approximated 12% of revenue, payments for wireless licenses totaling $30.1 million in the fourth quarter of 2006, repayments of debt and related interest, dividends on the 6 3/4% Cumulative Convertible Preferred Stock, and working capital. The Company believes its cash generated by operations and borrowings from its Corporate credit facility will be sufficient to fund its primary uses of cash, including the payment for the additional wireless licenses, for the remainder of 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company attempts to maintain an optimal balance of fixed rate and variable rate indebtedness in order to attain low overall borrowing costs over time. The Company periodically uses derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. The Company has interest rate swaps (designated as fair value hedging instruments) with notional amounts totaling $450 million to change the fixed rate nature of a portion of the 7% Senior Notes and the 8 3/8% Notes to floating rate debt. As of September 30, 2006 and December 31, 2005, the fair value of all interest rate swap contracts was a liability of $14.3 million and $10.2 million, respectively, for which the Company’s 7% Notes and 8 3/8% Notes have an equal reduction in reported value as appropriate under SFAS 133.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further information.

Form 10-Q Part I	Cincinnati Bell Inc.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006 (the “Evaluation Date”). Based on that evaluation, Cincinnati Bell Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)	Changes in internal controls over financial reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2006, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2006, the Company had no unregistered sales of equity securities.

The following table provides information regarding the Company’s purchases of its common stock for the three months ended September 30, 2006:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
7/1/2006-7/31/2006	4,852	$4.17	0	n/a
8/1/2006-8/31/2006	0	n/a	0	n/a
9/1/2006-9/30/2006	0	n/a	0	n/a

*	Shares for certain deferred compensation and restricted stock plans are purchased at market value. Future purchases are subject to participant elections.

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

The Company’s reports on Form 10-K, 10-Q, and 8-K are available free of charge in the Investor Relations section of the Company’s website: http://www.cincinnatibell.com. The Company will furnish any other exhibit at cost.

Form 10-Q Part II	Cincinnati Bell Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cincinnati Bell Inc.

Date: November 8, 2006	/s/ Brian A. Ross
Brian A. Ross
Chief Financial Officer

Date: November 8, 2006	/s/ Kurt Freyberger
Kurt Freyberger
Vice President and Controller