Form 10-K
period 2006-12-31
CINCINNATI BELL INC
filed 2007-03-01
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting shares owned by non-affiliates of the registrant was $1.0 billion, computed by reference to the closing sale price of the stock on the New York Stock Exchange on June 30, 2006, the last trading day of the registrant’s most recently completed second fiscal quarter.

At February 1, 2007, there were 247,474,364 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Company’s 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

PART I

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

PART I

Item 1.    Business

General

Cincinnati Bell Inc. (the “Company”) is a full-service local provider of data and voice communications services and equipment and a regional provider of wireless and long distance communications services. The Company provides telecommunications service primarily on its owned local and wireless networks with a well-regarded brand name and reputation for service. The Company has five reportable business segments: Local, Wireless, Technology Solutions (formerly referred to as Hardware and Managed Services), Other, and Broadband. The Broadband segment no longer has any substantive, on-going operations.

The Company’s primary businesses consist of the Local and Wireless segments, which predominately provide voice and data telecommunications services, and the Technology Solutions segment, which provides business technology solutions such as data center and managed services, telecommunications equipment and information technology hardware and professional services. For the year ended December 31, 2006, these three segments generated 97% of the Company’s 2006 consolidated revenue and operating income. In its Other segment, the Company operates Cincinnati Bell Any Distance Inc. (“CBAD”), which provides long distance services, Cincinnati Bell Complete Protection Inc. (“CBCP”), which provides security monitoring services and related surveillance hardware, the Company’s public payphone business (“Public”), and Cincinnati Bell Entertainment (“CBE”), which does not currently have operations, but intends to eventually offer television programming over the internet as an alternative to cable or satellite television service.

Although the Company operates in distinct business segments, it offers each of its operating segments’ services through common distribution channels. These channels include the Company’s direct sales force, 21 Company-run retail locations, independent agents, and the Company’s service centers. For its consumers and small business customers, the Company markets the services of its operating segments in a combined package of services. The most comprehensive package of services that the Company offers is the Custom ConnectionsSM “Super Bundle,” comprised of a customized package of local, long distance, wireless, and digital subscriber line (“DSL”) services on a single monthly bill and at a price that is discounted compared to the purchase price of each service on an individual basis. As of December 31, 2006, the Company had approximately 173,000 Super Bundle subscribers, which represents 32% of the Company’s primary in-territory consumer access lines.

The Company is an Ohio corporation, incorporated under the laws of Ohio in 1983. Its principal executive offices are at 221 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). As soon as practicable after they have been electronically filed, the Company makes available its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), free of charge, on its website at the Investor Relations section.

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Exchange Act. These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy statements, and other information about issuers, like the Company, which file electronically with the SEC. The address of that site is http://www.sec.gov.

Local

The Local segment provides local voice, data, and other telephone services. Voice services include local service, switched access, information services, and value-added services, such as caller identification, voicemail, call waiting, and call return. Data services include dedicated network access, Gigabit Ethernet (“Gig-E”) and Asynchronous Transfer Mode (“ATM”) based data transport, and DSL and dial-up Internet access. Other services consist of inside wire installation for business enterprises and billing, clearinghouse and other ancillary services primarily for inter-exchange (long distance) carriers. The Local segment provides these services through the operations of Cincinnati Bell Telephone LLC (“CBT”), an Incumbent Local Exchange Carrier (“ILEC”)

serving a market in southwestern Ohio, northern Kentucky and southeastern Indiana of approximately 2,400 square miles surrounding a 25-mile radius of Cincinnati, Ohio. The Company has operated its core ILEC franchise for approximately 130 years.

In addition, the Local segment has expanded beyond its ILEC territory, particularly in Dayton and Mason, Ohio, through a product suite of local voice/data services to business and residential customers. Effective January 1, 2005, the Company combined all of its Local segment operations outside of its ILEC territory into a subsidiary of CBT, Cincinnati Bell Extended Territories LLC (“CBET”). CBET operates as a Competitive Local Exchange Carrier (“CLEC”) and provides substantially all of its voice and data services on its own network or through purchasing unbundled network elements (“UNE-L” or “loops”) from the incumbent local carrier. The Local segment links the ILEC and CLEC territories through its Synchronous Optical Fiber Network (“SONET”), which provides route diversity via two separate paths.

CBT provides voice and related value added services over a 100% digital, circuit switch-based network to end users via lines of access and has deployed DSL capable electronics throughout its territory, allowing it to offer DSL services to over 90% of its in-territory primary consumer access lines for this service. CBT’s network also includes the use of fiber-optic cable, with SONET rings linking Cincinnati’s downtown with other area business centers. These SONET rings offer increased reliability and redundancy to CBT’s major business customers. CBT also has an extensive business-oriented data network, offering native speed Ethernet services over an interlaced ATM – Gig-E backbone network, delivered to end users via high-capacity circuits.

CBT had approximately 887,000 network access lines, primarily located in Ohio and Kentucky, in service on December 31, 2006, which is a 5% and 9% reduction in comparison to 931,000 and 970,000 access lines in service at December 31, 2005 and 2004, respectively. Despite the decline in access lines, the Company has been able to nearly offset the effect of these losses on revenue by increasing DSL penetration to existing access line customers and by increasing the sale of high capacity data circuits.

In 2004, CBT increased the speed of its existing DSL service to compete with its primary high-speed internet competitors. The Company believes that the improvement in speed and marketing of this service in combination with local voice, long distance and wireless services, have helped its DSL subscriber base to increase to 198,000 as of December 31, 2006, a 22% and 51% increase in comparison to 162,500 and 131,000 subscribers at December 31, 2005 and 2004, respectively. CBT’s in-territory primary consumer penetration of DSL service was 34% of addressable lines at the end of 2006, an increase of 8 percentage points compared to the end of 2005.

CBT operates the National Payphone Clearinghouse (“NPC”) in an agency function, facilitating payments from inter-exchange carriers to payphone service providers (“PSPs”) relating to the compensation due to PSPs for originating access code calls, subscriber 800 calls, and other toll fee and qualifying calls pursuant to the rules of the Federal Communications Commission (“FCC”) and state regulatory agencies. As the NPC agent, CBT does not take title to any funds to be paid to the PSPs, nor does CBT accept liability for the payments owed to the PSPs.

The Local segment produced $747.3 million, $755.6 million, and $761.7 million, or 59%, 62%, and 63%, of consolidated revenue in 2006, 2005, and 2004, respectively. The Local segment produced consolidated operating income of $266.0 million, $276.1 million, and $279.1 million in 2006, 2005, and 2004, respectively.

Wireless

The Wireless segment provides advanced digital voice and data communications services through the operation of a Global System for Mobile Communications (“GSM”)/General Packet Radio Service (“GPRS”) wireless network in a licensed service territory, which comprises Cincinnati and Dayton, Ohio and areas of northern Kentucky and southeastern Indiana and includes a population of approximately 3.3 million. As of December 31, 2006, the segment served approximately 528,000 subscribers, which represents 16% of the population. Of its total subscribers, 366,000 were postpaid subscribers, who are billed monthly in arrears, and 162,000 were prepaid i-wirelessSM subscribers, who purchase service in advance. Unique calling plans, such as the “Unlimited Everyday Calling Plan” to any Cincinnati Bell local voice, wireless or business customers differentiate Cincinnati Bell Wireless LLC (“CBW”) in the market. The segment also sells wireless handset devices and related accessories to support its service business. The segment also sells services to other wireless carriers for their customers to access voice and data services on CBW’s network through roaming agreements as well as through the lease of unoccupied space on its Company-owned towers.

CBW began operations in 1998 as a joint venture with AT&T PCS LLC (“AWE”). The Company owned 80.1% of CBW, and AWE, which has been subsequently acquired by Cingular Wireless Corporation LLC (“Cingular”), owned the remaining 19.9% of CBW. In response to Cingular’s acquisition of AWE, the Company entered into an agreement (the “Agreement”) with Cingular on August 4, 2004 and subsequently amended it on February 14, 2005, whereby the Company agreed to waive AWE’s prohibition against competing with CBW, and Cingular agreed to forego certain minority rights including membership on CBW’s governing member committee. In the Agreement, both parties agreed to new reciprocal roaming agreements, and put/call obligations for the sale/purchase of the 19.9% of CBW owned by AWE. On February 14, 2006, the Company purchased Cingular’s 19.9% membership interest in CBW for $83.2 million. As a result, the Company recognized minority interest through the date of this purchase, but no CBW minority interest was recorded after this date since CBW is now a wholly-owned subsidiary. The Company funded the purchase with borrowings from its bank credit facility. Refer to Note 5 to the Consolidated Financial Statements.

CBW operates a digital wireless network, which is comprised of centralized switching and messaging equipment connected to approximately 410 towers utilizing 30 MHz of wireless spectrum in each of the Cincinnati and Dayton Basic Trading Areas (“BTA”). The Company owns the licenses to 30 MHz of spectrum in Cincinnati and 20 MHz of spectrum in Dayton, and leases an additional 10 MHz license owned by Cingular in the Dayton BTA. The lease for the Dayton spectrum, which was used for the Time Divisional Multiple Access (“TDMA”) network, expires in April 2007. The Company does not expect to renew this spectrum, which it no longer requires, as the Company no longer operates its TDMA network.

In the fourth quarter of 2006, the Company purchased an additional 20 MHz of advanced wireless spectrum for the Cincinnati and Dayton, Ohio regions in the Advanced Wireless Services (“AWS”) spectrum auction conducted by the FCC. To satisfy increasing demand for existing voice minutes of use by customers as well as to provide enhanced data services such as streaming video, the Company intends to construct a third generation (“3G”) network and deploy it on the newly purchased AWS spectrum. The Company expects to spend approximately $30 million in 2007 to construct the 3G network so that it will be operational in 2008. In addition, the Company also purchased advanced wireless spectrum outside of its traditional operating area, most notably 10 MHz for the Indianapolis, Indiana region. The Company is considering its options with respect to the Indianapolis spectrum, which include expansion of its wireless operations into this area or lease of the spectrum to another wireless provider. The Company spent $37.1 million on these spectrum purchases in 2006.

From October 2003 through June 2006, CBW operated two separate networks, TDMA and GSM. In the first quarter of 2005, CBW upgraded GPRS to enhanced data rates for GSM evolution (“EDGE”), which provides up to three times the capacity of GPRS. TDMA was CBW’s legacy technology, which it discontinued in June 2006. In addition to the voice and short message data services that TDMA could provide, GPRS and EDGE technology provide enhanced wireless data communication services, such as mobile web browsing, Internet access, email and picture messaging.

The Wireless segment contributed $262.0 million, $237.5 million, and $261.7 million, or 21%, 20%, and 22% of consolidated revenue in 2006, 2005, and 2004, respectively. The Wireless segment produced operating income of $20.2 million in 2006 and operating losses of $51.7 million and $1.4 million in 2005 and 2004, respectively. Included in the 2005 operating loss are impairment charges related to the TDMA network assets totaling $42.3 million and depreciation of the TDMA assets totaling $36.5 million. Included in the 2004 operating loss are impairment charges of $5.9 million to write-down certain TDMA assets and intangible assets and $39.7 million related to depreciation of the TDMA assets.

Postpaid subscriber service generated approximately 71% of 2006 segment revenue. A variety of rate plans are available to postpaid subscribers, and these plans typically include a fixed number of national minutes, an unlimited number of mobile-to-mobile (calls to and from other CBW subscribers), an unlimited number of calls to and from a CBT access line, or local minutes for a flat monthly rate. For plans with a fixed number of minutes, postpaid subscribers can purchase additional minutes at a per-minute-of-use rate. Prepaid i-wirelessSM subscribers, who accounted for 16% of 2006 revenue, can purchase minutes at a per-minute-of-use rate, unlimited minutes for mobile-to-mobile or off-peak calls for a flat, per day fee, or unlimited usage for a flat monthly fee. Revenue from other wireless service providers for the purchase of roaming minutes for the carrier’s own subscribers using minutes on CBW’s network, collocation revenue (rent received for the placement of other carriers’ radios on CBW towers), and reciprocal compensation for other carriers’ subscribers who terminate calls on CBW’s carrier’s network accounted for approximately 3% of total 2006 segment revenue.

Sales of handsets and accessories generated the remaining 10% of 2006 segment revenue. CBW sells handsets and accessories, often below its own purchase cost, to promote acquisition and retention of subscribers. Sales take place at the Company’s retail stores, on the Company’s website and in the retail stores of major electronic and other retailers pursuant to agency agreements. Equipment sales are seasonal in nature, as customers often purchase handsets and accessories as gifts during the holiday season in the Company’s fourth quarter. CBW purchases handsets and accessories from a variety of manufacturers and maintains an inventory to support sales.

Technology Solutions

The Technology Solutions segment provides outsourced telecommunications and IT solutions through the Company’s subsidiary, Cincinnati Bell Technology Solutions Inc. (“CBTS”), in multiple states. Technology Solutions sells products to customers in three separate product lines: telecom and IT equipment distribution, data center and managed services, and professional services. Technology Solutions provides a range of fully managed and outsourced IT and telecommunications services. Technology Solutions offers business customers solutions that combine data center collocation services along with the sale, installation and maintenance, and the on-going network management of branded telecommunications and IT hardware from high quality manufacturers. The Company believes that these services reduce cost and risk while optimizing performance for its customers.

The telecom and IT equipment distribution product line is the value-added reseller operation of Technology Solutions. With years of experience and dominant local market penetration, it maintains relationships with over ten branded technology vendors, which allows it to offer a wide array of telecommunications and computer equipment and operating systems to meet the needs of small to large businesses. This unit also manages the implementation and maintenance of traditional voice as well as converged Voice over Internet Protocol (“VoIP”) services.

The data center and managed services product line currently operates five data centers, totaling approximately 91,000 square feet of billable data center capacity, a network operations center that provides off-site infrastructure monitoring, and a wide array of IT infrastructure management products including network management, electronic data storage, disaster recovery, and data security management. Data center services include 24-hour monitoring of the customer’s computer equipment in the data center, power, and environmental controls. Its data centers are connected with one another through fully redundant facilities including both CBT’s telecommunications network and CBTS’ dedicated Dense Wave Division Multiplexing optical network. This connectivity and the geographical dispersion of the data centers provide enhanced data reliability and disaster recovery.

The CBTS model combines data center collocation services with value-added IT managed services into a fully managed and outsourced infrastructure service. Data center customer contracts typically range from three to ten years in length and produce attractive returns on invested capital. The Company intends to continue to pursue additional customers and growth specific to its data center business, for which the Company is prepared to commit resources, including capital expenditures and working capital, to support this growth.

The professional services product line provides IT outsourcing through staff augmentation and professional IT consulting by highly technical, certified employees. These engagements can be short-term IT implementation and project-based work as well as longer term staffing and permanent placement assignments. CBTS utilizes a team of experienced recruiting and hiring personnel to provide its customers a wide range of skilled IT professionals at competitive hourly rates.

In May 2006, the Company purchased Automated Telecom Inc. (“ATI”) for a purchase price of $3.5 million to expand its geographical presence in order to better serve its customers located outside of the greater Cincinnati area. ATI is based in Louisville, Kentucky, with offices also located in Grand Rapids, Michigan, and St. Louis, Missouri. ATI is a reseller of, and maintenance provider for, telephony equipment.

The Technology Solutions segment produced total revenue of $216.6 million, $172.7 million, and $134.7 million and constituted approximately 17%, 14%, and 11% of consolidated revenue in 2006, 2005, and 2004, respectively. The Technology Solutions segment produced operating income of $15.8 million, $13.4 million, and $12.7 million in 2006, 2005, and 2004, respectively.

Other

The Other segment produced revenue of $79.0 million, $77.7 million, and $78.6 million in 2006, 2005, and 2004, respectively, constituting approximately 6%, 6%, and 7% of consolidated revenue in 2006, 2005, and 2004, respectively. The Other segment produced operating income of $25.8 million, $26.6 million, and $18.0 million in 2006, 2005, and 2004, respectively. The Other segment combines the results of the following operations:

Cincinnati Bell Any Distance

CBAD provides long distance, audio conferencing, and VoIP services to businesses and residential customers in the Greater Cincinnati and Dayton, Ohio areas. Residential customers can choose from a variety of long distance plans, which include unlimited long distance for a flat fee, purchase minutes at a per-minute-of-use rate or a fixed number of minutes for a flat fee. Business customers can choose from a variety of services, which include audio conferencing, dedicated access, and, starting in 2006, VoIP. At December 31, 2006, CBAD had approximately 552,000 subscribers, consisting of 395,000 residential and 157,000 business, compared to 564,000 and 562,000 long distance subscribers at December 31, 2005 and 2004, respectively. The decrease in subscribers from 2005 was related to a 4% decline in residential subscribers, consistent with the CBT access line loss, partially offset by a 4% increase in business subscribers. In 2006, CBAD produced $72.5 million in revenue for the Other segment, representing approximately 6% of consolidated revenue, compared to $70.2 million or 6% of consolidated revenue in 2005, and $64.1 million or 5% of consolidated revenue in 2004.

Cincinnati Bell Complete Protection Inc.

CBCP provides surveillance hardware and monitoring services to residential and business customers in the Greater Cincinnati area. At December 31, 2006, CBCP had approximately 8,600 monitoring subscribers in comparison to 7,000 monitoring subscribers at December 31, 2005 and 2004. CBCP produced $3.6 million, $2.9 million, and $3.9 million in revenue in 2006, 2005, and 2004, respectively, for the Other segment. At the end of 2004, CBCP discontinued sales of surveillance equipment to business customers who did not also have an on-going monitoring service relationship. These sales comprised approximately $2.0 million of CBCP’s 2004 revenue; however, discontinuing these sales did not significantly reduce the segment’s operating income.

Public Payphone Business

Public provides public payphone services primarily within the geographic area of the Local segment. Public had approximately 2,900, 3,700, and 4,600 stations in service as of December 31, 2006, 2005, and 2004, respectively, and generated approximately $2.9 million, $4.5 million, and $10.6 million in revenue in 2006, 2005, and 2004, respectively, or less than 1% of consolidated revenue in each year. The revenue decrease results primarily from wireless substitution as usage of payphones continues to decrease in favor of wireless products and a targeted reduction in unprofitable lines. In the fourth quarter of 2004, the Company also sold its payphone assets located at correctional institutions and those outside of the Company’s operating area for $1.4 million. The out-of-territory assets sold contributed approximately $2.6 million to the segment’s total revenue in 2004 with only marginal contribution to the segment’s operating income.

Cincinnati Bell Entertainment

CBE was created in 2005 but does not have operations currently. It intends to eventually offer television programming over the internet as an alternative to cable or satellite television service. The Company is reviewing the rapidly evolving technologies involved with the internet protocol television (“IPTV”) product, and, while the Company intends to eventually provide this service to customers in its operating areas, it has not had any revenues to date and does not expect any revenues to be associated with this product in 2007. Operating expenses, consisting mainly of labor costs, were $0.5 million in 2006 and $0.7 million in 2005.

Broadband

The Company sold substantially all its broadband assets in 2003, which were reported in the Broadband segment. The Broadband segment no longer has any substantive, on-going operations. The Broadband segment previously provided data and voice communications services nationwide over 18,700 route miles of fiber-optic transmission facilities. Operating income in 2006 of $10.4 million consisted of a $4.7 million gain on sale of broadband fiber assets, $3.6 million of income from the sale of a bankruptcy claim receivable, and $2.9 million of income due to the expiration of certain warranties and indemnities established at the time the broadband assets were sold, partially offset by restructuring and legal expenses. Operating income of $12.3 million and $10.7 million in 2005 and 2004 was primarily due to the adjustment of liabilities not assumed by the buyer and, in 2004, also results from the expiration of certain indemnities to the buyer.

Employees

At February 16, 2007, the Company had approximately 2,950 employees. CBT had approximately 1,350 employees covered under a collective bargaining agreement with the Communications Workers of America, which is affiliated with the AFL-CIO. This collective bargaining agreement expires in May 2008.

Business Segment Information

The amount of revenue, intersegment revenue, operating income (loss), expenditures for long-lived assets, and depreciation and amortization attributable to each of the Company’s business segments for 2006, 2005, and 2004, and assets as of December 31, 2006 and 2005, is set forth in Note 15 to the Consolidated Financial Statements.

Item 1A.    Risk Factors

The Company’s substantial debt could limit its ability to fund operations, expose it to interest rate volatility, limit its ability to raise additional capital and have a material adverse effect on its ability to fulfill its obligations and on its business and prospects generally.

The Company has a substantial amount of debt and has significant debt service obligations. As of December 31, 2006, the Company and its subsidiaries had outstanding indebtedness of $2.1 billion, on which it incurred $162.1 million of interest expense in 2006, and had total shareowners’ deficit of $791.6 million. In addition, the Company had the ability to borrow additional amounts under its revolving credit facility totaling approximately $245.2 million, subject to compliance with certain conditions. The Company may incur additional debt from time to time, subject to the restrictions contained in its credit facilities and other debt instruments.

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

•	the Company’s interest expense could increase if interest rates, in general, increase because approximately 40% of the Company’s indebtedness is based on variable interest rates;

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

•

the Company’s level of debt and shareowners’ deficit may restrict it from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements; and

•

a potential failure to comply with the financial and other restrictive covenants in the Company’s debt instruments, which, among other things, require it to maintain specified financial ratios could, if not cured or waived, have a material adverse effect on the Company’s ability to fulfill its obligations and on its business and prospects generally.

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

Certain of the Company’s material subsidiaries are subject to regulatory authority that may potentially limit the ability of a subsidiary to distribute funds or assets to the Company. If the Company’s subsidiaries were to be prohibited from paying dividends or making distributions to Cincinnati Bell Inc. (“the Parent Company”), the Parent Company may not be able to make the scheduled interest and principal repayments on its $1.8 billion of debt. This would have a material adverse effect on the Company’s liquidity and the trading price of the Cincinnati Bell common stock, preferred stock, and debt instruments.

The Company’s creditors and preferred stockholders have claims that are superior to claims of the holders of Cincinnati Bell common stock. Accordingly, in the event of the Company’s dissolution, bankruptcy, liquidation, or reorganization, payment is first made on the claims of creditors of the Company and its subsidiaries, then preferred stockholders and, finally, if amounts are available, to holders of Cincinnati Bell common stock.

The Company depends on its credit facilities to provide for its financing requirements in excess of amounts generated by operations.

The Company depends on its credit facilities to provide for temporary financing requirements in excess of amounts generated by operations. As of December 31, 2006, the Company had no outstanding borrowings under its revolving credit facility and had outstanding letters of credit totaling $4.8 million, leaving $245.2 million in additional borrowing availability under its $250 million revolving credit facility. The ability to borrow from the credit facilities is predicated on the Company’s and its subsidiaries’ compliance with covenants. Failure to satisfy these covenants would constrain or prohibit its ability to borrow under the credit facilities. As of December 31, 2006, the Company was in compliance with all of the covenants of its credit facilities.

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

A breach of any of these restrictive covenants or the Company’s inability to comply with the required financial ratios would result in a default under some or all of the debt agreements. During the occurrence and continuance of a default, lenders may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. Additionally, under the credit facilities, the lenders may elect not to provide loans until such default is cured or waived. The Company’s debt instruments also contain cross-acceleration provisions, which generally cause each instrument to demand early repayment of outstanding principal and related interest upon a qualifying acceleration of any other debt instrument.

The Company’s future cash flows could be adversely affected if it is unable to realize fully its deferred tax assets.

As of December 31, 2006, the Company had a net deferred tax asset of $694.7 million, which includes U.S. federal net operating loss carryforwards of approximately $559.4 million, alternative minimum tax credit carryforwards of $6.7 million, state and local net operating loss carryforwards of approximately $155.3 million, deferred tax temporary differences and other tax attributes of $124.0 million, offset by valuation allowances of $150.7 million. The valuation allowances have been provided against certain state and local net operating losses and other deferred assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period. For more information concerning the Company’s net operating loss carryforwards, deferred tax assets, and valuation allowance, see Note 13 to the Consolidated Financial Statements. The use of the Company’s deferred tax assets enable it to satisfy current and future tax liabilities without the use of the Company’s cash resources. If the Company is unable for any reason to fully realize its deferred tax assets, its business and future cash flows could be adversely affected.

The Company operates in highly competitive industries and its customers may not continue to purchase services, which could result in reduced revenue and loss of market share.

The telecommunications industry is very competitive. Competitors may reduce pricing, create new bundled offerings, or develop new technologies, products, or services. If the Company cannot continue to offer reliable, competitively priced, value-added services, or if the Company does not keep pace with technological advances, competitive forces could adversely affect it through a loss of market share or a decrease in revenue and profit margins. The Company has lost, and will likely continue to lose, access lines as a part of its customer base utilizes service of competitive wireline or wireless providers in lieu of the Company’s local wireline service.

CBT faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, and cable, broadband, and Internet service providers. The Company believes CBT could face greater competition as new facilities-based service providers with existing service relationships with CBT’s customers compete more aggressively and focus greater resources on the Greater Cincinnati operating area. In June 2004,

Time Warner Cable began offering VoIP and long distance services in Cincinnati and Dayton. In July 2004, both AT&T and Verizon began offering VoIP and long distance service in Cincinnati and Dayton. Also, in July 2004, the local gas and electric supplier began offering high-speed Internet access over electrical lines to customers in limited neighborhoods of CBT’s operating area. Insight Cable, which provides cable service in the northern Kentucky portion of the Company’s ILEC territory, has begun to offer VoIP and long distance services in 2007. If the Company is unable to effectively implement strategies to retain access lines, the Company’s traditional telephone business will be adversely affected.

CBW competes against national, well-funded wireless service providers in the Cincinnati and/or Dayton, Ohio metropolitan market areas, including Cingular, Sprint Nextel, T-Mobile, Verizon, and Leap. In addition, Time Warner Cable entered into a joint venture with Sprint Nextel to explore offering wireless services. This joint venture purchased spectrum licenses in 2006 during the AWS spectrum auction conducted by the FCC. The Company anticipates that continued competition could compress its margins for wireless products and services as carriers continue to offer more minutes for equivalent or lower service fees because CBW cannot offer more minutes without incremental capital expenditures and operating costs. CBW’s ability to compete will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

Furthermore, as evidenced by Cingular’s acquisition of AWE, and the merger of Sprint and Nextel, there has been a trend in the wireless communications industry towards consolidation through joint ventures, reorganizations, and acquisitions. The Company expects this consolidation trend to lead to larger competitors with greater resources and more service offerings than CBW. In addition, wireless subscribers are permitted to retain their wireless phone numbers when changing to another wireless carrier within the same geographic area. The Company generally does not enter into long-term contracts with its wireless subscribers, and, therefore, this portability could have a significant adverse affect on the Company. The Company also believes that these wireless competitors and, in particular, companies that offer unlimited wireless service plans for a flat monthly fee are a cause of CBT’s access line loss.

The Company’s other subsidiaries operate in a largely local or regional area, and each of these subsidiaries faces significant competition. CBTS competes against numerous other information technology consulting, web-hosting, data center and computer system integration companies, many of which are larger, national in scope, and better financed. CBAD competitors include large national long-distance carriers, such as AT&T, Verizon, Sprint, and emerging VoIP providers, and wireless providers that offer plans with no additional fees for long distance. CBCP competes against national companies, such as ADT, and against local providers. Public competes with several other public payphone providers, some of which are national in scope and offer lower prices for coin-based local calling services. Public has also continued to be adversely impacted by the growing popularity of wireless communications.

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

During the year ended December 31, 2006, capital expenditures totaled $151.3 million. The Company expects to spend approximately 19% of 2007 revenue on capital expenditures including approximately 8% of revenue in order to construct a 3G network for its wireless business and additional data center facilities. Many of the Company’s wireless competitors have already implemented a 3G network, which allow customers access to enhanced data services, such as streaming video. The Company plans to construct and deploy its 3G network over the next two years. The Company currently operates five data centers and any further data center expansion will involve significant capital expenditures for data center construction. The Company also purchased 10MHz of spectrum in the Indianapolis area in 2006. The Company is considering its options with respect to the Indianapolis spectrum, which include expansion of its wireless operations into this area, which would require significant capital expenditures, or lease of the spectrum to another wireless provider. The Company may also incur significant additional capital expenditures as a result of unanticipated developments, regulatory changes, and other events that impact the business. If the Company is unable or fails to adequately maintain or expand its networks to meet customer needs, there could be a material adverse impact on the Company’s market share and its ability to generate revenue.

Maintenance of CBW’s wireless network, growth in the wireless business, or the addition of new wireless products and services may require CBW to obtain additional spectrum, and transmitting sites which may not be available or be available only on less than favorable terms.

For its GSM network, CBW uses spectrum licensed to the Company. In 2006, the Company acquired additional spectrum licenses, primarily for its current operating territory and Indianapolis. Introduction of new wireless products and services, as well as maintenance of the existing wireless business, may require CBW to obtain additional spectrum, either to supplement or to replace the existing spectrum. Furthermore, the Company network depends upon the deployment of radio frequency equipment on towers and atop of buildings. The Company both owns and leases spaces on these towers and buildings and typically leases underlying land. There can be no assurance that spectrum or the appropriate transmitting locations will be available to CBW or will be available on commercially favorable terms. Failure to obtain or to retain any needed spectrum or transmitting locations could have a materially adverse impact on the wireless business as a whole, the quality of the wireless networks, and the ability to offer new competitive products and services.

The regulation of the Company’s businesses by federal and state authorities may, among other things, place the Company at a competitive disadvantage, restrict its ability to price its products and services, and threaten its operating licenses.

Several of the Company’s subsidiaries are subject to regulatory oversight of varying degrees at both the state and federal levels, which may differ from the regulatory scrutiny faced by the Company’s competitors. A significant portion of CBT’s revenue is derived from pricing plans that require regulatory overview and approval. Different interpretations by regulatory bodies may result in adjustments to revenue in future periods. In recent years, these regulated pricing plans have required CBT to decrease or fix the rates it charges for some services while its competition has typically been able to set rates for its services with limited restriction. In the future, regulatory initiatives that would put CBT at a competitive disadvantage or mandate lower rates for its services could result in lower profitability and cash flow for the Company. In addition, different regulatory interpretations of existing regulations or guidelines may affect the Company’s revenues and expenses in future periods.

At the federal level, CBT is subject to the Telecommunications Act of 1996, including the rules subsequently adopted by the FCC to implement the 1996 Act, which has impacted CBT’s in-territory local exchange operations in the form of greater competition. At the state level, CBT conducts local exchange operations in portions of Ohio, Kentucky, and Indiana, and, consequently, is subject to regulation by the Public Utilities Commissions in those states. Various regulatory decisions or initiatives at the federal or state level may from time to time have a negative impact on CBT’s ability to compete in its markets.

CBW’s FCC licenses to provide wireless services are subject to renewal and revocation. Although the FCC has routinely renewed wireless licenses in the past, the Company cannot be assured that challenges will not be brought against those licenses in the future. Revocation or non-renewal of CBW’s licenses could result in a cessation of CBW’s operations and consequently lower operating results and cash flow for the Company.

There are currently many regulatory actions under way and being contemplated by federal and state authorities regarding issues that could result in significant changes to the business conditions in the telecommunications industry. For example, in 2006, the FCC opened a proceeding to consider creating new rules for the protection of customer proprietary network information (“CPNI”) and subsequently directed various providers, including the Company, to provide documentation with respect to safeguarding CPNI. No assurance can be given that any regulatory activity with respect to CPNI will not have a material adverse impact on the Company. Also, no assurance can be given that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative, or judicial initiatives relating to the telecommunications industry, will not have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Future declines in the fair value of our wireless licenses could result in future impairment charges.

The market values of wireless licenses have varied dramatically over the last several years, and may vary significantly in the future. In particular, valuation swings could occur if:

•	Consolidation in the wireless industry allows or requires carriers to sell significant portions of their wireless spectrum holdings;

•	A sudden large sale of spectrum by one or more wireless providers occurs; or

•	Market prices decline as a result of the sales prices in recent and upcoming FCC auctions.

In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies designed to increase the number of wireless licenses available in each of the Company’s markets. For example, the FCC auctioned an additional 90 MHz of spectrum in the 1700 MHz to 2100 MHz band in the Advanced Wireless Services spectrum auction in 2006 and has announced the auctions of additional spectrum in the bands currently used by wireless providers. If the market value of wireless licenses were to decline significantly, the value of our wireless licenses could be subject to non-cash impairment charges.

The Company reviews potential impairments to indefinite-lived intangible assets, including wireless licenses and trademarks, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. A significant impairment loss, most likely resulting from reduced cash flow, could have a material adverse effect on the Company’s operating income and on the carrying value of the wireless licenses on the balance sheet.

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

Terrorist attacks and other acts of violence or war may effect the financial markets and the Company’s business, financial condition, results of operations, and cash flows.

Terrorist attacks may negatively effect the Company’s operations and financial condition. There can be no assurance that there will not be further terrorist attacks against the United States of America, U.S. businesses or armed conflict involving the United States of America. Further terrorist attacks or other acts of violence or war may directly impact the Company’s physical facilities or those of its customers and vendors. These events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and world financial markets and economy. They could result in an economic recession in the United States or abroad. Any of these occurrences could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

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

The Company generates a substantial portion of its revenue by serving a limited geographic area.

The Company generates a substantial portion of its revenue by serving customers in the Greater Cincinnati and Dayton, Ohio areas. An economic downturn or natural disaster occurring in this limited operating territory could have a disproportionate effect on the Company’s business, financial condition, results of operations, and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas.

Third parties may claim that the Company is infringing upon their intellectual property, and the Company could suffer significant litigation or licensing expenses or be prevented from selling products.

Although the Company does not believe that any of its products or services infringes upon the valid intellectual property rights of third parties, the Company may be unaware of intellectual property rights of others that may cover some of its technology, products or services. Any litigation growing out of third-party patents or other intellectual property claims could be costly and time-consuming and could divert the Company’s management and key personnel from the business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Resolution of claims of intellectual property infringement might also require the Company to enter into costly license agreements. Likewise, the Company may not be able to obtain license agreements on acceptable terms. The Company also may be subject to significant damages or injunctions against development and sale of certain of its products. Further, the Company often relies on licenses of third-party intellectual property useful for its businesses. The Company cannot ensure that these licenses will be available in the future on favorable terms or at all.

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

The Company’s pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of its patents, copyrights or trademarks. Further, the Company may be required to spend significant resources to monitor and police its intellectual property rights. The Company may not be able to detect third-party infringements and its competitive position may be harmed before the Company does so. In addition, competitors may design around the Company’s technology or develop competing technologies. Furthermore, some intellectual property rights are licensed to other companies, allowing them to compete with the Company using that intellectual property.

Uncertainty in the U.S. securities markets and adverse medical cost trends could cause the Company’s pension and postretirement costs to increase.

The Company’s pension and postretirement costs have increased in recent years, primarily due to a continued increase in medical and prescription drug costs. Investment returns of the Company’s pension funds depend largely on trends in the U.S. securities markets and the U.S. economy in general. In particular, uncertainty in the U.S. securities markets and U.S. economy could result in investment returns less than those previously assumed and a decline in the value of plan assets used in pension and postretirement calculations. Should the securities markets decline and medical and prescription drug costs continue to increase significantly, the Company would expect to face increasing annual combined net pension and postretirement costs. Refer to Note 9 to the Consolidated Financial Statements.

If the Company fails to extend or renegotiate its collective bargaining agreements with its labor union when they expire, or if its unionized employees were to engage in a strike or other work stoppage, the Company’s business and operating results could be materially harmed.

The Company is a party to collective bargaining agreements with its labor union, which represents a significant number of its employees. Although the Company believes that its relations with its employees are satisfactory, no assurance can be given that the Company will be able to successfully extend or renegotiate its collective bargaining agreements when they expire. If the Company fails to extend or renegotiate its collective bargaining agreements, if disputes with its union arise, or if its unionized workers engage in a strike or a work stoppage, the Company could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have a material adverse effect on the business.

Item 1B.    Unresolved SEC Staff Comments

None.

Item 2.    Properties

Cincinnati Bell Inc. and its subsidiaries own or maintain telecommunications facilities in three states, which are Ohio, Kentucky, and Indiana. Principal office locations are in Cincinnati, Ohio.

The property of the Company is principally comprised of telephone plant and equipment in its local telephone franchise area (i.e., Greater Cincinnati), and the infrastructure associated with its wireless business in the Greater Cincinnati and Dayton, Ohio operating areas. Each of the Company’s subsidiaries maintains some investment in furniture and office equipment, computer equipment and associated operating system software, application system software, leasehold improvements, and other assets. Facilities equipment and access circuits leased as part of an operating lease arrangement are generally expensed as equipment or services are used.

With regard to its local telephone operations, substantially all of the central office switching stations are owned and situated on land owned by the Company. Some business and administrative offices are located in rented facilities, some of which are recorded as capitalized leases. With regard to its wireless operations, CBW both owns and leases the locations that house its switching and messaging equipment. It owns approximately 45% of the tower structures and leases almost all of the land upon which its towers reside. CBW leases space primarily from other wireless carriers or tower companies for the remaining tower sites and its ground leases are typically renewable at CBW’s option with predetermined rate escalations. In addition, CBW leases 21 Company-run retail locations. CBTS operates five data centers – three owned and two leased – in Ohio and Kentucky through which it provides 24-hour monitoring of the customer’s computer equipment in the data center, power, environmental controls, and high-speed, high bandwidth point-to-point optical network connections. Due to the acquisition of ATI in 2006, CBTS also has three leased offices located in Kentucky, Michigan, and Missouri.

The Company’s gross investment in property, plant, and equipment was $2,586.5 million and $2,509.1 million at December 31, 2006 and 2005, respectively, and was divided among the operating segments as follows:

	December 31,
	2006	2005
Local	85.9%	87.8%
Wireless	11.3%	9.9%
Technology Solutions	2.1%	1.5%
Other	0.7%	0.8%

Total	100.0%	100.0%

For additional information about the Company’s properties, see Note 4 to the Consolidated Financial Statements that are contained in Item 8 of this Annual Report on Form 10-K.

Item 3.    Legal Proceedings

The information required by this Item is included in Note 12 to the Consolidated Financial Statements that are contained in Item 8 of this Annual Report on Form 10-K.

Item 4.    Submission of Matters to a Vote of the Security Holders

None.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common shares (symbol: CBB) are listed on the New York Stock Exchange. As of February 1, 2007, there were 61,655 holders of record of the 247,474,364 outstanding common shares of the Company. The high and low daily closing prices during each quarter for the last two fiscal years are listed below:

Quarter		1st	2nd	3rd	4th
2006	High	$4.52	$4.45	$5.14	$4.93
	Low	$3.45	$3.75	$3.75	$4.29

2005	High	$4.71	$4.39	$4.64	$4.43
	Low	$3.94	$3.51	$4.02	$3.51

Dividends

The Company does not currently intend to pay dividends on its common shares and is furthermore restricted in its ability to pay dividends pursuant to certain covenants in its various debt agreements. For additional information about the restrictions on the Company’s ability to pay dividends, see Note 7 to the Consolidated Financial Statements that are contained in Item 8 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2006:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
10/1/2006-10/31/2006	5,412	$4.85	0	n/a
11/1/2006-11/30/2006	0	n/a	0	n/a
12/1/2006-12/31/2006	0	n/a	0	n/a

*	Shares are purchased for the Company’s deferred compensation plans, and are purchased on the open market. Future purchases are subject to participant elections.

STOCK PERFORMANCE GRAPH

The graph below shows the cumulative total shareholder return assuming the investment of $100 on December 31, 2001 (and the reinvestment of dividends thereafter) in each of (i) the Company’s common shares (ii) the S&P 500® Stock Index, and (iii) the S&P© Integrated Telecommunications Services Index.

	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
Cincinnati Bell Inc.	$100	$37	$53	$44	$37	$48
S&P 500®	$100	$78	$100	$111	$117	$135
S&P© Integrated Telecommunications Services	$100	$70	$69	$79	$75	$113

Copyright© 2006, Standards & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Item 6.    Selected Financial Data

The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this document.

(dollars in millions, except per share amounts)	2006	2005	2004	2003	2002
Operating Data
Revenue	$1,270.1	$1,209.6	$1,207.1	$1,557.8	$2,178.6
Cost of services and products, selling, general, and administrative, depreciation and amortization	955.5	908.0	896.7	1,204.3	2,034.1
Restructuring, asset impairments and other charges, shareholder claim settlement (a)	9.7	42.8	14.8	6.2	2,238.0
Gain on sale of broadband assets (b)	(7.6)	—	(3.7)	(336.7)	—
Operating income (loss)	312.5	258.8	299.3	684.0	(2,093.5)
Minority interest expense (income) (c)	(0.5)	(11.0)	(0.5)	42.2	57.6
Interest expense (d)	162.1	184.4	203.3	217.8	164.2
Loss on extinguishment of debt (d)	0.1	99.8	—	17.6	—
Loss on investments	—	—	—	—	10.7
Income (loss) from continuing operations before cumulative effect of change in accounting principle	86.3	(64.5)	64.2	1,246.0	(2,449.2)
Net income (loss)	$86.3	$(64.5)	$64.2	$1,331.9	$(4,240.3)
Earnings (loss) from continuing operations per common share
Basic	$0.31	$(0.30)	$0.22	$5.44	$(11.27)
Diluted	$0.30	$(0.30)	$0.21	$5.02	$(11.27)
Dividends declared per common share	$—	$—	$—	$—	$—
Weighted average common shares outstanding (millions)
Basic	246.8	245.9	245.1	226.9	218.4
Diluted	253.3	245.9	250.5	253.3	218.4

Financial Position
Property, plant and equipment, net (e)	$818.8	$800.4	$857.7	$898.8	$867.9
Total assets (f)	2,013.8	1,863.3	1,958.7	2,073.5	1,452.6
Long-term debt (d)	2,065.9	2,073.4	2,111.1	2,274.5	2,354.7
Total debt (d)	2,073.2	2,084.7	2,141.2	2,287.8	2,558.4
Total long-term obligations (g)	2,486.5	2,295.3	2,246.6	2,417.9	3,272.3
Minority interest (c)	—	28.2	39.2	39.7	443.9
Shareowners’ deficit	(791.6)	(737.7)	(624.5)	(679.4)	(2,598.8)

Other Data
Cash flow provided by operating activities	$334.7	$322.3	$300.7	$310.6	$192.6
Cash flow provided by (used in) investing activities	(260.0)	(142.7)	(124.3)	(42.8)	192.4
Cash flow used in financing activities	(21.0)	(178.8)	(177.5)	(286.7)	(370.1)
Capital expenditures	(151.3)	(143.0)	(133.9)	(126.4)	(175.9)

(a)	See Notes 1, 3, 4 and 12 to the Consolidated Financial Statements for discussion related to 2006, 2005, and 2004. An impairment charge of $2.2 billion was recorded in 2002 related to the write-down of assets in the Broadband segment.
(b)	See Note 15 to the Consolidated Financial Statements related to 2006 and 2004. The gain of $336.7 million recorded in 2003 was a result of substantially selling all of the broadband operating assets.
(c)	See Note 10 to the Consolidated Financial Statements. The year 2002 included BRCOM Preferred Stock, which prior to its exchange in 2003 was classified as minority interest in the Consolidated Financial Statements.
(d)	See Note 7 to the Consolidated Financial Statements.
(e)	See Note 4 to the Consolidated Financial Statements for discussion related to 2006, 2005, and 2004.
(f)	See Notes 1, 4, 6 and 13 to the Consolidated Financial Statements for discussion related to 2006, 2005, and 2004.
(g)	Total long-term obligations comprise long-term debt, accrued pension and postretirement, deferred revenue, other noncurrent liabilities and the BRCOM Preferred Stock, which prior to its exchange in 2003 was classified as minority interest in the Consolidated Financial Statements.

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

Executive Summary

Cincinnati Bell Inc. (the “Company”) is a full-service local provider of data and voice communications services and equipment and a regional provider of wireless and long distance communications services. The Company provides telecommunications service primarily on its owned local and wireless networks with a well-regarded brand name and reputation for service. The Company has five reportable business segments: Local, Wireless, Technology Solutions (formerly referred to as Hardware and Managed Services), Other, and Broadband. The Broadband segment no longer has any substantive, on-going operations.

In 2006, the Company continued to make progress on its primary objectives, which were to: (1) add to the Company’s growth businesses, (2) defend its core franchise against increasing competition, and (3) reduce indebtedness.

Add to growth businesses

In 2006, the Company purchased 20 MHz of advanced wireless spectrum for the Cincinnati and Dayton, Ohio regions in the Advanced Wireless Services (“AWS”) spectrum auction conducted by the Federal Communications Commission (“FCC”). To satisfy increasing demand for existing voice minutes of use by customers as well as to provide enhanced data services such as streaming video, the Company intends to construct a third generation (“3G”) network and deploy it on the newly purchased AWS spectrum. The Company expects to spend approximately $30 million in 2007 to construct the 3G network so that it will be operational in 2008. In addition, the Company also purchased advanced wireless spectrum outside of its traditional operating area, most notably 10 MHz for the Indianapolis, Indiana region. The Company is considering its options with respect to the Indianapolis spectrum, which include expansion of its wireless operations into this area or lease of the spectrum to another wireless provider. The Company spent $37.1 million for all spectrum purchases in 2006.

The Company increased wireless subscribers by 32,000 subscribers, or 6%, from 496,000 at December 31, 2005 to 528,000 at December 31, 2006 aided in part by the reduction of postpaid subscriber average monthly churn from 2.2% in 2005 to 1.6% in 2006. The Company believes the increase in subscribers is a result of continued improvements to its wireless network and the introduction of more attractive rate plans in late 2005.

The Company now has five data center facilities after constructing two new data center facilities, one in late 2006 and the other in early 2007. Sales for data center and managed services were $47.4 million, an increase of $10.3 million compared to 2005. Sales of the telecom and IT equipment totaled $162.2 million during 2006, which was a 28% increase over 2005 sales. The Company intends to continue to pursue additional customers and growth specific to its data center business, for which the Company is prepared to commit resources, including capital expenditures and working capital, to support this growth.

In May 2006, the Company purchased Automated Telecom Inc. (“ATI”) for a purchase price of $3.5 million to expand its geographical presence in order to better serve its customers located outside of the greater Cincinnati area. ATI is based in Louisville, Kentucky, with offices also located in Grand Rapids, Michigan, and St. Louis, Missouri. ATI is a reseller of, and maintenance provider for, telephony equipment.

The Company increased data revenues in the Local segment by $19.0 million primarily due to the addition of 36,000 Digital Subscriber Line (“DSL”) subscribers. The Company finished the year with 198,000 DSL subscribers, an increase of 22% over 2005. In-territory primary consumer access line penetration of its DSL product increased to 34% in 2006.

Defend the core franchise against increasing competition

The Company defended its core franchise through bundling, adding 23,000 net subscribers to its Custom ConnectionsSM “Super Bundle” which offers local, long distance, wireless, DSL, and the Company’s value-added service package, Custom Connections®, on a single bill at a price lower than the amount the customer would pay for all of the services individually. The Company finished the year with approximately 173,000 Super Bundle subscribers, 15% more than at the end of 2005. Total access lines declined by 5% versus 2005, in line with Company expectations given wireless substitution and other competitive factors. The Company believes that its Super Bundle customers are less likely to disconnect existing services and change services to a competitor.

Reduce indebtedness

The Company’s total indebtedness was $2,073.2 million at December 31, 2006 compared to $2,084.7 million at December 31, 2005. Additionally, the Company’s cash increased from $25.7 million at December 31, 2005 to $79.4 million at December 31, 2006. The Company expects that a portion of this incremental cash will be used during 2007 to reduce indebtedness.

Results of Operations

Consolidated Overview

The financial results for 2006, 2005, and 2004 referred to in this discussion should be read in conjunction with the Consolidated Statements of Operations and Note 15 to the Consolidated Financial Statements.

2006 Compared to 2005

Consolidated revenue totaled $1,270.1 million in 2006, an increase of $60.5 million, compared to 2005. The increase was primarily due to the following:

•	$43.9 million increased revenues in the Technology Solutions segment primarily due to increased Telecom and IT equipment sales;

•	$24.5 million higher revenues in the Wireless segment due to an increase in postpaid service revenue from additional subscribers and increased data revenue; and

•	$8.3 million lower revenues in the Local segment due to access line loss, partially offset by higher data and DSL revenues.

Operating income for 2006 was $312.5 million, an increase of $53.7 million compared to 2005. The increase was primarily due to the following:

•

$71.9 million increase in Wireless operating income due to impairment charges of $42.3 million incurred in 2005 associated with the retirement of certain Time Division Multiple Access (“TDMA”) assets and decreased depreciation expense of $32.5 million in 2006 primarily associated with the replaced TDMA network assets;

•	$10.1 million decrease in Local operating income due to lower revenue; and

•	$7.8 million increase in corporate costs mainly related to the $6.3 million settlement of the Company’s shareholder litigation in the first quarter of 2006 and increased business development costs.

The minority interest caption relates primarily to the 19.9% minority interest of Cingular Wireless Corporation PCS, LLC (“Cingular”) in the net income of CBW until the Company’s acquisition of this minority interest on February 14, 2006. No further minority interest expense was recorded on CBW after February 14, 2006, because CBW is now wholly owned by the Company. The 2005 TDMA impairment charge noted above gave rise to CBW losses in 2005, and the minority interest income of $11.0 million represents Cingular’s portion of the losses.

Interest expense decreased to $162.1 million for 2006 compared to $184.4 million in 2005. This decrease is primarily a result of the Company’s refinancing activities in 2005, which replaced high interest debt for debt with lower interest rates, partially offset by higher short-term interest rates.

The loss on extinguishment of debt of $99.8 million for 2005 was comprised of a $91.9 million loss related to the repurchase of the 16% Notes and $7.9 million associated with the repayment of previously existing credit facilities. See Note 7 to the Consolidated Financial Statements for further details.

Income tax expense was $68.3 million in 2006 compared to $54.3 million for 2005. This increase was primarily due to the income tax benefit in 2005 associated with the $99.8 million loss on extinguishment of debt, a $3.6 million charge in the first quarter of 2006 related to new Kentucky state tax regulations issued in February 2006, which limited the Company’s ability to use its state net operating loss carryforwards against future state taxable income, and higher pretax income. These increases were partially offset by an income tax charge of $47.5 million in 2005 resulting from the state of Ohio instituting a gross receipts tax and phasing out Ohio’s corporate franchise and income tax which caused certain deferred tax assets to become unrealizable. Additionally, the Company has non-deductible expenses including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. For the future, the Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses associated with the Broadband Securities. The Company used federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities. As a result, the Company had cash income tax payments of $6.6 million during the year.

2005 Compared to 2004

Consolidated revenue totaled $1,209.6 million in 2005, an increase of $2.5 million, compared to 2004. The increase was primarily due to the following:

•	$38.0 million increased revenues in the Technology Solutions segment primarily due to increased telecom and IT equipment sales;

•	$24.2 million lower revenues in the Wireless segment due to lower service revenue;

•	$6.1 million lower revenues in the Local segment due to access line loss, partially offset by increased data and DSL revenues; and

•	$0.9 million lower revenues in the Other segment, as $6.2 million of increased long distance revenues partially offset $7.1 million of decreases from businesses that the Company has exited.

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

•

$8.6 million increase in the Other segment primarily related to an increase at CBAD in long distance revenue, and lower long distance costs resulting from the installation of a long distance switch in June 2004; and

•	$0.7 million increase in Technology Solutions operating income primarily due to the margin on increased hardware revenues.

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

The loss on extinguishment of debt of $99.8 million for 2005 was comprised of a $91.9 million loss related to the repurchase of the 16% Notes and $7.9 million associated with the repayment of previously existing credit facilities. See Note 7 to the Consolidated Financial Statements for further details.

Income tax expense was $54.3 million for 2005. Although the Company had pre-tax losses for the year, income tax expense results from legislation that the state of Ohio passed on June 30, 2005 instituting a gross receipts tax and phasing out Ohio’s corporate franchise and income tax over a 5 year period. As a result of this legislation, the Company no longer expects to realize state income tax benefits associated with $47.5 million of deferred tax assets previously recorded. Therefore, the Company reduced deferred tax assets and increased income tax expense by $47.5 million in 2005. Additionally, the Company has non-deductible expenses including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. As a result of these items, the Company recorded income tax expense of $54.3 million even though it had a loss before income taxes of $10.2 million. The Company used federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities. As a result, the Company had cash income tax payments of $2.1 million during the year.

Discussion of Operating Segment Results

Local

The Local segment provides local voice telephone service, including enhanced custom calling features, and data services, which include dedicated network access, Gigabit Ethernet and Asynchronous Transfer Mode based data transport, and DSL and dial-up Internet access, to customers in southwestern Ohio, northern Kentucky, and southeastern Indiana. Cincinnati Bell Telephone LLC (“CBT”), which operates as the Incumbent Local Exchange Carrier (“ILEC”) in its operating territory of an approximate 25-mile radius of Cincinnati, Ohio, is the primary provider of these services. CBT’s network has full digital switching capability and can provide data transmission services to over 90% of its in-territory access lines via DSL.

Outside of its ILEC territory, the Local segment provides these services through Cincinnati Bell Extended Territories LLC (“CBET”), which operates as a competitive local exchange carrier (“CLEC”) both in the communities north of CBT’s operating territory and in the greater Dayton market. CBET provides voice and data services for residential and business customers on its own network and by purchasing unbundled network elements from the ILEC. CBET provides service through UNE-L to its customer base in the Dayton, Ohio market. The Local segment links its Cincinnati and Dayton geographies through its SONET, which provides route diversity via two separate paths.

(dollars in millions)	2006	2005	$ Change 2006 vs. 2005	% Change 2006 vs. 2005		2004	$ Change 2005 vs. 2004	% Change 2005 vs. 2004
Revenue:
Voice	$473.0	$500.4	$(27.4)	(5)%		$519.8	$(19.4)	(4)%
Data	238.2	219.2	19.0	9%		203.9	15.3	8%
Other	36.1	36.0	0.1	0%		38.0	(2.0)	(5)%

Total revenue	747.3	755.6	(8.3)	(1)%		761.7	(6.1)	(1)%

Operating costs and expenses:
Cost of services and products	237.9	236.1	1.8	1%		220.2	15.9	7%
Selling, general and administrative	136.8	133.7	3.1	2%		134.8	(1.1)	(1)%
Depreciation	103.8	108.2	(4.4)	(4)%		117.2	(9.0)	(8)%
Restructuring	2.8	1.5	1.3	87%		10.4	(8.9)	(86)%

Total operating costs and expenses	481.3	479.5	1.8	0%		482.6	(3.1)	(1)%

Operating income	$266.0	$276.1	$(10.1)	(4)%		$279.1	$(3.0)	(1)%
Operating margin	35.6%	36.5%		(1	) pts	36.6%		0 pts

2006 Compared to 2005

Revenue

Voice revenue, which includes local service, switched access, information services and value added services revenues, decreased by $27.4 million versus 2005 primarily as a result of a 5% decrease in local service access lines. Access lines within the segment’s ILEC territory decreased by 56,000, or 6%, from 893,000 at December 31, 2005 to 837,000 at December 31, 2006, which the Company believes results from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC by targeting voice services to residential and small business customers in Dayton, Ohio. The Company had 50,000 total access lines outside its ILEC service territory at December 31, 2006, a 33% increase from the prior year.

Data revenue consists of data transport, high-speed Internet access (including DSL), dial-up Internet access, digital trunking, and Local Area Network (“LAN”) interconnection services. The increase in data revenue of $19.0 million for 2006 as compared to 2005 is due to higher DSL revenue and data transport revenue. An increase in DSL subscribers of 36,000, partially offset by a slightly lower average rate per subscriber, produced an additional $11.9 million in revenue for 2006 as compared to 2005. Data transport revenues were $5.2 million higher in 2006 as compared to 2005 due to higher data usage by CBW and third party users. As of December 31, 2006, the Company’s DSL penetration of in-territory primary consumer access lines was approximately 34%, up from 26% at December 31, 2005.

The Company believes its rate of access line loss would have been greater and its increase in DSL subscribers would have been less without the success of its Custom ConnectionsSM “Super Bundle.” The Company added 23,000 Super Bundle subscribers during 2006, bringing total subscribers to 173,000, of which 162,000 were consumer ILEC subscribers, a 32% penetration of primary in-territory consumer access lines. The Company’s Super Bundle offers local, long distance, wireless, DSL, and the Company’s value-added service package, Custom Connections®, on a single bill at a price lower than the amount the customer would pay for all of the services individually. An aggressive marketing campaign and the favorable bundled pricing associated with Custom ConnectionsSM “Super Bundle” has increased the demand for the Company’s ZoomTown DSL offering, growing 22% compared to December 31, 2005, to 198,000 subscribers. As a result of this growth, total lines to the customer (defined as access lines plus DSL subscribers) as of December 31, 2006 decreased only slightly compared to December 31, 2005, and revenue per household increased 3% to $50.25.

Costs and Expenses

Cost of services and products increased by $1.8 million in 2006 versus 2005. The increase was mainly due to a $3.5 million increase in non-recurring operating taxes (See Staff Accounting Bulletin No. 108 in Recently Issued Accounting Standards for further discussion), additional network costs of $1.8 million primarily related to the increase in subscribers in the CLEC operating area, and an increase of $1.3 million in benefit expense. These increases were partially offset by lower wages of $4.5 million resulting from the outsourcing of directory services in 2005 and other Company restructuring initiatives.

Selling, general and administrative expenses increased $3.1 million compared to 2005. Higher costs of $2.9 million primarily related to pension and postretirement costs and $1.6 million for bad debt expense were partially offset by lower software maintenance and insurance costs.

Depreciation expense decreased $4.4 million in 2006 compared to 2005. The decrease was a result of assets becoming fully depreciated at a greater rate than capital expenditures.

The Company incurred restructuring charges of $2.8 million primarily related to the outsourcing of certain supply chain functions in the third quarter of 2006. The Company incurred a $1.5 million charge in 2005 related to the outsourcing of its directory assistance services. See Note 3 to the Consolidated Financial Statements for further discussion.

2005 Compared to 2004

Revenue

Voice revenue decreased by $19.4 million versus 2004 as a result of a 4% decrease in local service access lines as well as the loss of value-added services revenue.

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

The increase in data revenue of $15.3 million for 2005 as compared to 2004 is due to higher DSL revenue and data transport revenue. An increase in average DSL subscribers of 32,000, partially offset by a slightly lower average rate per subscriber, produced an additional $11.1 million in revenue for 2005 as compared to 2004. Also, data transport revenues were $6.6 million higher in 2005 as compared to 2004. These increases were partially offset by a decrease of $2.0 million in dial-up internet revenues, attributable to both a decrease in rate and average subscribers, as dial-up customers migrate to DSL. As of December 31, 2005, the Company’s DSL penetration of in-territory primary consumer access lines was 26%, up from 20% at December 31, 2004.

The Company added 27,000 Super Bundle subscribers during 2005, bringing total subscribers to 150,000, of which 143,000 were consumer ILEC subscribers, a 26% penetration of access lines. An aggressive marketing campaign and the favorable bundled pricing associated with Custom ConnectionsSM “Super Bundle” has increased the demand for the Company’s ZoomTown DSL offering, which added 32,000 subscribers in 2005, growing 24% compared to December 31, 2004, to 163,000 subscribers. As a result of this growth, total lines to the customer (defined as access lines plus DSL subscribers) as of December 31, 2005 decreased only slightly compared to December 31, 2004, and revenue per household increased 3% to $48.73.

Costs and Expenses

Cost of services and products increased by $15.9 million for 2005 versus 2004 primarily due to the following:

•	$15.5 million increase for higher pension and postretirement expense;

•	$2.7 million increase in employee health costs;

•

$11.9 million decrease in state gross receipts tax and property taxes. Beginning with the third quarter of 2004 through the second quarter of 2005, CBT was not subject to Ohio franchise taxes based on gross receipts, but instead was subject to state and local income tax;

•	$5.4 million increase in network and other costs related to the out-of-territory expansion of the Company’s CLEC operations;

•	$1.3 million increase in right-to-use fees for webhosting services and product costs to support additional DSL subscribers; and

•	remaining cost increases are primarily associated with increases in fuel and energy costs, higher regulatory fees, and software development.

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

Wireless

The Wireless segment provides advanced digital, voice and data communications services through the operation of a regional wireless network in a licensed service territory, which surrounds Cincinnati and Dayton,

Ohio and includes areas of northern Kentucky and southeastern Indiana. The segment offers service outside of its regional operating territory through wholesale and re-sale arrangements (“roaming agreements”) with other wireless operators. The segment also sells wireless handset devices and related accessories to support its service business.

The Wireless segment consists of CBW, which was historically a joint venture owned 80.1% by the Company and 19.9% by Cingular. On February 14, 2006, the Company purchased Cingular’s interest such that CBW is now a wholly-owned subsidiary. See Note 5 to the Consolidated Financial Statements.

From October 2003 through June 2006, CBW deployed service on both TDMA and GSM networks. During the first quarter of 2003, CBW began to transition its subscribers to GSM technology, which provides voice communication, short message service (“SMS”) or text messaging, and enhanced data communication services, such as mobile web browsing, internet access, email, and picture messaging. In the first quarter of 2005, the Company completed its upgrade to enhanced data rates for GSM evolution (“EDGE”), which required only software upgrades to deliver higher speeds of data transmission and capacity. As of June 30, 2006, the Company had converted all of its subscribers to the GSM network and as a result discontinued the operation of its TDMA network.

(dollars in millions, except for operating metrics)	2006	2005	$ Change 2006 vs. 2005	% Change 2006 vs. 2005	2004	$ Change 2005 vs. 2004	% Change 2005 vs. 2004
Revenue:
Service	$235.7	$214.8	$20.9	10%	$242.0	$(27.2)	(11)%
Equipment	26.3	22.7	3.6	16%	19.7	3.0	15%

Total revenue	262.0	237.5	24.5	10%	261.7	(24.2)	(9)%

Operating costs and expenses:
Cost of services and products	146.1	129.3	16.8	13%	133.2	(3.9)	(3)%
Selling, general and administrative	62.6	56.1	6.5	12%	56.5	(0.4)	(1)%
Depreciation	29.0	61.5	(32.5)	(53)%	58.3	3.2	5%
Amortization	4.1	—	4.1	n/m	9.1	(9.1)	(100)%
Restructuring	—	—	—	n/m	0.1	(0.1)	(100)%
Asset impairments and other charges	—	42.3	(42.3)	(100)%	5.9	36.4	n/m

Total operating costs and expenses	241.8	289.2	(47.4)	(16)%	263.1	26.1	10%

Operating income (loss)	$20.2	$(51.7)	$71.9	n/m	$(1.4)	$(50.3)	n/m
Operating margin	7.7%	(21.8)%		30 pts	(0.5)%		(21) pts
Operating metrics
Postpaid ARPU*	$46.18	$44.66	$1.52	3%	$50.92	$(6.26)	(12)%
Prepaid ARPU*	$20.71	$19.62	$1.09	6%	$19.85	$(0.23)	(1)%

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue, excluding roaming revenue, by the average subscriber base for the period.

2006 Compared to 2005

Revenue

Service revenue increased by $20.9 million in 2006 as compared to 2005. This increase is primarily attributed to the following:

•	Postpaid service revenue increased $22.1 million primarily due to more subscribers and a $9.4 million increase in data revenue from $11.4 million in 2005 to $20.8 million in 2006. Postpaid subscribers increased 16% from 315,100 subscribers at December 31, 2005 to 366,000 at December 31, 2006. Average monthly churn for the year was 1.6% in 2006 compared to 2.2% in 2005. The improved churn rate and increased number of subscribers were due to the introduction of more attractive rate plans in late 2005 and the improved wireless network;

•

Prepaid service revenue increased $0.7 million compared to last year as the effect of higher ARPU of $1.09 was offset by a lower number of subscribers. As of December 31, 2006, prepaid subscribers totaled approximately 162,000 compared to 180,500 subscribers at December 31, 2005; and

•

Postpaid roaming and other revenue decreased $1.9 million due to a decrease in minutes of use and in roaming revenue per minute. As a result of the merger between Cingular and AT&T Wireless Services Inc., CBW continues to lose roaming revenue as Cingular customers are not using CBW’s network.

Equipment revenue for 2006 increased $3.6 million compared to 2005 due to the increase in subscriber additions and the migration to the GSM network. The Company subsidizes the price of handset sales to promote acquisitions and retention of subscribers and, during the first half of 2006, to accelerate the migration to its GSM network.

Costs and Expenses

Cost of services and products consists largely of network operation costs, roaming expense (which are costs incurred for subscribers to use their handsets in the territories of other wireless service providers), interconnection expenses with other telecommunications providers, and cost of handsets and accessories sold. The increase in costs of $16.8 million compared to 2005 was due to a $9.2 million increase in network expense, resulting from increased voice minutes and data services usage, and a $5.2 million increase for handset and accessory costs due to higher activations and the migration of subscribers from the TDMA network to the GSM network. The remaining cost increases resulted from higher operating taxes and customer service costs related to increased subscribers.

Selling, general and administrative expenses include certain customer acquisition expenses, such as advertising, distribution and promotional expenses. These expenses increased $6.5 million in 2006 as compared to 2005. The increase was primarily due to increased commissions and other payroll related costs of $5.3 million from the higher number of subscriber activations and increased bad debt expense.

Depreciation expense decreased $32.5 million in 2006 versus 2005 primarily from the accelerated depreciation expense in 2005 on the TDMA assets.

Amortization expense in 2006 resulted from the allocation of the purchase price to certain intangibles associated with the purchase of the CBW minority interest from Cingular. See Note 5 to the Consolidated Financial Statements.

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

Selling, general and administrative expenses were flat as compared to 2004. Increases in advertising and promotional expenses of $2.9 million were offset by decreased fees for outsourced services as a result of better negotiated rates and lower legal claim costs for the roaming litigation incurred in 2004.

In 2005, the Company further revised its estimate of the remaining useful lives of certain of the TDMA assets, resulting in additional depreciation. The depreciation increase for 2005 versus 2004 results from the accelerated depreciation on TDMA assets as well as on certain GSM assets that were replaced in late 2005 as part of the Company’s continued initiative to improve GSM network quality.

Amortization expense in 2004 was a result of accelerated amortization related to the change in estimated economic useful life of certain roaming and trade name agreements as a result of the merger between Cingular and AT&T Wireless Services in 2004.

As discussed above, the Company incurred charges of $42.3 million in 2005 to write down the recorded value of its TDMA network assets. Asset impairment charges in 2004 were recorded to write-down certain TDMA assets taken out of service and certain intangible assets.

Technology Solutions

The Technology Solutions segment provides business technology solutions through the Company’s subsidiary, Cincinnati Bell Technology Solutions, Inc. (“CBTS”).

(dollars in millions)	2006	2005	$ Change 2006 vs. 2005	% Change 2006 vs. 2005	2004	$ Change 2005 vs. 2004	% Change 2005 vs. 2004
Revenue:
Telecom and IT equipment distribution	$162.2	$126.7	$35.5	28%	$96.0	$30.7	32%
Data center and managed services	47.4	37.1	10.3	28%	23.4	13.7	59%
Professional services	7.0	8.9	(1.9)	(21)%	15.3	(6.4)	(42)%

Total revenue	216.6	172.7	43.9	25%	134.7	38.0	28%

Operating costs and expenses:
Cost of services and products	175.2	139.5	35.7	26%	104.7	34.8	33%
Selling, general and administrative	21.9	17.4	4.5	26%	16.7	0.7	4%
Depreciation	3.4	2.3	1.1	48%	1.1	1.2	109%
Amortization	0.3	—	0.3	n/m	—	—	n/m
Restructuring	—	0.1	(0.1)	(100)%	0.6	(0.5)	(83)%
Asset impairments and other charges (gains)	—	—	—	n/m	(1.1)	1.1	(100)%

Total operating costs and expenses	200.8	159.3	41.5	26%	122.0	37.3	31%

Operating income	$15.8	$13.4	$2.4	18%	$12.7	$0.7	6%
Operating margin	7.3%	7.8%		(1) pts	9.4%		(2) pts

2006 Compared to 2005

Revenue

Revenue from telecom and IT equipment distribution represents the sale, installation and maintenance of major, branded IT and telephony equipment. Revenue for this unit increased by $35.5 million in 2006 versus 2005 mainly due to the addition of new products for sale and the acquisition of ATI (See Note 5 to Consolidated Financial Statements).

Data center and managed services revenue increased $10.3 million versus 2005 mainly due to both increased product penetration within managed services and increased billable data center space. CBTS had a billed utilization rate of 91% with approximately 91,000 square feet of billable data center capacity at December 31, 2006 compared to a billed utilization rate of 99% with approximately 71,000 square feet of billable data center capacity at December 31, 2005. Revenue consists of recurring collocation rents and IT services that include network management, electronic data storage, disaster recovery, and data security management. The Company intends to continue to pursue additional customers and growth in its data center business, for which the Company is prepared to commit resources, including capital expenditures and working capital, to support this growth.

Professional services revenue consists of long and short-term IT outsourcing and consulting engagements. Revenue for this unit declined by $1.9 million versus 2005 mainly due to the transfer of the Company’s internal IT support group to CBT and a pricing decrease associated with the renegotiation of a major long-term contract.

Costs and Expenses

Cost of services and products increased by $35.7 million in 2006 versus 2005. The increase results from a $28.4 million increase in cost of goods sold mainly due to the increased IT and equipment sales, a $5.0 million increase in payroll and contracted services costs to support the increased revenue growth of the data center and managed services unit, higher rent of $1.1 million primarily due to the opening of a data center in June 2005 and higher utilities.

The increase in selling, general and administrative expenses in 2006 compared to 2005 was primarily due to an increase in labor costs to support the increased revenues.

Depreciation expense was higher in 2006 primarily due to the increased capital expenditures for the data centers. The Company expects depreciation expense to be higher in 2007 due to new data center construction in late 2006 and early 2007.

Amortization expense in 2006 results from the allocation of a portion of the purchase price to the customer relationship intangible asset associated with the ATI acquisition. See Note 5 to the Consolidated Financial Statements.

2005 Compared to 2004

Revenue

In March 2004, CBTS sold certain out-of-territory operations, which negatively impacted 2005 telecom and IT equipment distribution revenue by $20.7 million. This decrease was more than offset by increased hardware sales from core operations. This increase in hardware sales was due to a $49.1 million increase in IT and computer-related hardware revenue, resulting primarily from increased hardware revenue from data center customers. CBTS expanded its data center business with the opening of a data center in late 2004 and June 2005. The increased hardware sales were for equipment used in CBTS data centers as well as for equipment to be used at customer facilities. Higher revenue for the sale of telephony and other equipment accounted for the remaining increase in 2005.

The newly operational data centers and increased hardware sales directly contributed to an increase of $13.7 million in data center and managed services revenue in 2005. Data center service revenue increased in 2005 as a result of the opening of its new facilities as well as from services provided to customers outside of CBTS facilities.

Professional services revenue decreased by $6.4 million primarily due to the sale of out-of-territory offices for $3.5 million, the transfer of the Company’s internal IT support group to CBT, and a pricing decrease associated with the renegotiation of a contract.

Costs and Expenses

Cost of services and products increased for 2005 by $34.8 million as compared to 2004. Higher sales from IT and computer-related hardware and telephony hardware caused an increase to cost of goods sold of $44.6 million and $1.9 million, respectively, which was partially offset by a decrease of $19.8 million related to the sale of out-of-territory operations. Operational costs of the new data center facilities increased $5.7 million in 2005 as both facilities were running during 2005, and managed services costs increased $7.2 million related to higher revenue. These increases in 2005 were partially offset by lower professional services costs and lower operating costs due to the sale of out-of-territory operations.

The $0.7 million increase in selling, general and administrative expenses for 2005 compared to 2004 is attributed to increased employee benefits expenses, sales commissions, and other performance-based compensation as a result of the revenue and earnings increases over 2004, offset by decreases as a result of the sale of out-of-territory assets in 2004.

The increase in depreciation expense in 2005 over 2004 is due to capital expenditures associated with providing data center collocation services.

Although revenue increased during 2005, operating margins decreased from 2004. The margin decrease is primarily due to an increased proportion of equipment sales, which have lower operating margins than service revenue.

Other

The Other segment combines the operations of Cincinnati Bell Any Distance (“CBAD”), Cincinnati Bell Complete Protection (“CBCP”), the Company’s payphone business (“Public”) and Cincinnati Bell Entertainment (“CBE”). CBAD provides long distance, audio conferencing and VoIP services; CBCP provides security monitoring for consumers and businesses as well as related hardware, and Public provides public payphone services. CBE has no current operations, but intends to eventually provide entertainment services. In the fourth quarter of 2004, the Company sold its payphone assets located at correctional institutions and outside of the Company’s operating area for $1.4 million. During the same quarter, CBCP discontinued offering security-monitoring hardware to business customers without the related service monitoring.

(dollars in millions)	2006	2005	$ Change 2006 vs. 2005	% Change 2006 vs. 2005		2004	$ Change 2005 vs. 2004	% Change 2005 vs. 2004
Revenue	$79.0	$77.7	$1.3	2%		$78.6	$(0.9)	(1)%

Operating costs and expenses:
Cost of services and products	36.2	33.4	2.8	8%		44.5	(11.1)	(25)%
Selling, general and administrative	14.6	15.8	(1.2)	(8)%		14.3	1.5	10%
Depreciation	2.4	1.9	0.5	26%		1.7	0.2	12%
Restructuring	—	—	—	n/m		0.2	(0.2)	(100)%
Asset impairments and other charges (gains)	—	—	—	n/m		(0.1)	0.1	(100)%

Total operating costs and expenses	53.2	51.1	2.1	4%		60.6	(9.5)	(16)%

Operating income	$25.8	$26.6	$(0.8)	(3)%		$18.0	$8.6	48%
Operating margin	32.7%	34.2%		(2	) pt	22.9%		11 pts

2006 Compared to 2005

Revenue

CBAD’s revenue increased $2.3 million in 2006 compared to 2005 primarily due to new dedicated access business customers and a 28% increase in minutes of use for audio conferencing. CBAD had 552,000 subscribed access lines as of December 31, 2006 in the Cincinnati and Dayton, Ohio operating areas, a decrease of 12,000 lines compared to 2005. The decrease in subscribers from 2005 was related to a 4% decline in residential subscribers, consistent with the Local segment access line loss, partially offset by a 4% increase in business subscribers. Public’s revenue decreased $1.7 million in 2006 compared to 2005 as usage of payphones continues to decrease in favor of wireless products. CBCP’s revenues increased $0.7 million compared to 2005 mainly from increased equipment sales and number of subscribers.

Costs and Expenses

Cost of services and products increased by $2.8 million in 2006 compared to 2005. CBAD costs increased $3.3 million driven primarily by an increase of $2.7 million in network costs resulting from a 10% increase in long distance minutes of use, mainly from an additional 31,000 subscribers using the unlimited long distance plans, increased audio conferencing costs due to the increase in minutes of use and costs for the introduction of Voice over Internet Protocol (“VoIP”) starting in mid 2006. In addition, higher operating taxes also contributed to the CBAD increase. An increase at CBCP of $0.5 million was primarily due to increased cost of goods sold related to the higher equipment sales. The increases at CBAD and CBCP were partially offset by a decrease of costs at Public due to the decrease in Public revenue.

Selling, general and administrative expenses were $1.2 million favorable in 2006 as compared to last year. The decrease was primarily from lower bad debt expense and labor costs at CBAD.

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

Costs and Expenses

Cost of services and products decreased $11.1 million in 2005 compared to 2004. This was a result of $4.1 million of decreased costs per long distance minute due to the installation of long distance switching equipment in June 2004 and the renegotiation of wholesale transport rates in June 2004 and June 2005, and a decrease of $7.0 million primarily related to the Company’s sale or exiting of businesses related to CBCP and Public, partially offset by cost of services and products for CBE, a new division in 2005.

Selling, general, and administrative expenses increased $1.5 million for 2005 compared to 2004. Decreases in expenses of $1.4 million at Public and CBCP, related to the sale or exiting of businesses discussed above, were offset by increases of $2.4 million at CBAD and $0.6 million at CBE. CBAD’s increases primarily relate to higher payroll costs, increased bad debt expense, and software development charges from third parties. CBE expenses primarily relate to payroll and administrative costs.

Broadband

In 2003, the Company completed the sale of substantially all of its broadband assets. Subsequent to the closing of the asset sale, the Broadband segment now consists substantially of retained liabilities not transferred to the buyer, such as contract termination restructuring liabilities, addressed in Note 3 to the Consolidated Financial Statements, and operating tax liabilities.

(dollars in millions)	2006	2005	$ Change 2006 vs. 2005	% Change 2006 vs. 2005	2004	$ Change 2005 vs. 2004	% Change 2005 vs. 2004
Costs, expenses, gains, and losses:
Selling, general and administrative	$(3.4)	$(11.4)	$8.0	(70)%	$(3.7)	$(7.7)	n/m
Depreciation	—	0.1	(0.1)	n/m	—	0.1	n/m
Restructuring	0.6	(0.5)	1.1	n/m	(1.8)	1.3	(72)%
Asset impairments and other charges (gains)	—	(0.5)	0.5	n/m	(1.5)	1.0	(67)%
Gain on sale of broadband assets	(7.6)	—	(7.6)	n/m	(3.7)	3.7	(100)%

Total costs, expenses, gains and losses	(10.4)	(12.3)	1.9	(15)%	(10.7)	(1.6)	15%

Operating income	$10.4	$12.3	$(1.9)	(15)%	$10.7	$1.6	15%

2006 Compared to 2005

Costs and Expenses

In 2006, selling, general, and administrative expenses primarily consisted of income from the sale of a bankruptcy claim receivable for $3.6 million. In 2005, selling, general and administrative expenses primarily consisted of the favorable resolution of certain operating tax issues due to the resolutions of audits.

Restructuring expenses in 2006 of $0.6 million and income in 2005 for $0.5 million was mainly due to changes in estimates related to the termination of contractual obligations. Refer to Note 3 to the Consolidated Financial Statements.

The gain on sale of assets of $7.6 million in 2006 related to a $4.7 million gain on the sale of broadband fiber assets and $2.9 million of income as a result of the expiration of certain warranties and guarantees established at the time the broadband assets were sold.

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

The gain on sale of assets of $3.7 million recorded in 2004 was due to the expiration of certain indemnities to the buyer.

Financial Condition, Liquidity, and Capital Resources

Capital Investment, Resources and Liquidity

As the Company’s businesses mature, investments in its local, wireless, and DSL networks will be focused on maintenance, strategic expansion, and incremental revenue-generating penetration of these services with the bundle, cost and productivity improvements and technological enhancement initiatives undertaken to add and retain customers on the Company’s networks.

In 2007, the Company expects to spend approximately 19% of 2007 revenue on capital expenditures, including approximately 8% of revenue in order to construct additional data center facilities and the new third generation (“3G”) network for its wireless business. Cash will also be used for the acquisition of a local cable telecommunications business (see Note 5 to the Consolidated Financial Statements), repayments of debt and related interest, dividends on the 6 3/4% Cumulative Convertible Preferred Stock, and working capital. As of December 31, 2006, the Company held $79.4 million in cash and cash equivalents, which is a $53.7 million increase compared to December 31, 2005. The Company allowed cash to accumulate rather than repay debt in order to fund the capital expenditures in early 2007 to construct additional data center space and the 3G network. Other than the excess cash at December 31, 2006, the Company’s primary sources of cash in 2007 will be cash generated by operations and borrowings from the revolving credit facility under which the Company had $245.2 million of availability at December 31, 2006.

Background

As of December 31, 2006, the Company had $2.1 billion of outstanding indebtedness and an accumulated deficit of $3.5 billion. The Company incurred a significant amount of indebtedness and a subsequent accumulated deficit for the period of 1999 to 2003 from the purchase and operation of a broadband business.

In November of 1999, the Company acquired IXC Communications, Inc. (“IXC”) for approximately $3.2 billion. In connection with the acquisition, the Company assumed approximately $1.0 billion of debt. IXC, subsequently renamed BRCOM (f/k/a Broadwing Communications Inc.), provided long haul voice, data, and Internet service over an 18,700 mile fiber optic network. From the acquisition of BRCOM through June 2003, the Company used a total of approximately $2.3 billion of both cash flow from its other businesses and borrowings under its credit facilities to finance the buildout of BRCOM’s national optical network and to meet BRCOM’s other cash needs. In 2001, the business environment for BRCOM and the broader telecommunications industry deteriorated rapidly and significantly. As a result of the acquisition of BRCOM, the Company incurred substantial operating and net losses. In 2003, the Company completed the sale of substantially all of the BRCOM assets for a cash purchase price of $82.7 million.

2006 Debt Repayments

During 2006, the Company repaid debt in the amount of $13.3 million. This debt repayment amount was lower than in 2005 and 2004 because the Company used its cash to fund the purchases of ATI and the 19.9% interest in CBW for $86.7 million and the wireless spectrum licenses for $37.1 million.

As of December 31, 2006, the Company had no outstanding borrowings under its revolving credit facility and had outstanding letters of credit totaling $4.8 million, leaving $245.2 million in additional borrowing availability under its $250 million revolving credit facility.

The Company’s credit facility financial covenants require that the Company maintain certain leverage ratios, interest coverage and fixed charge ratios. The facilities also contain certain covenants which, among other things, may restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company were in default under its credit facilities, no additional borrowings under the credit facilities would be available until the default was waived or cured. The Company’s present ability to borrow is not compromised, as there is no such default as of the date of this filing.

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

2005 Financing Transactions and Credit Facilities

In the first quarter of 2005, the Company completed the first of a two stage refinancing plan of its 16% Senior Subordinated Discount Notes due 2009 (“16% Notes”). In the third quarter of 2005, the Company completed the second stage of its plan with the refinancing of the 16% Notes. In stage one, the Company:

•

paid $9.7 million in fees to the holders of the Company’s 7 1/4% Senior Notes due 2013 (“the 7 1/4% Notes due 2013”) for their consent to permit the Company to refinance its 16% Notes with new debt that would be pari passu to the 7 1/4% Notes due 2013;

•

issued, on February 16, 2005, $250 million new 7% Senior Notes due 2015 (“7% Senior Notes”) and $100 million in additional 8 3/8% Senior Subordinated Notes due 2014 (“8 3/8% Notes”) (collectively, the “New Bonds”);

•	established, on February 16, 2005, a new credit facility (“Corporate credit facility”) for a $250 million revolving line of credit that matures in February 2010;

•	used the proceeds from the New Bonds and borrowings from the new Corporate credit facility to repay $438.8 million outstanding at December 31, 2004 on its previous credit facility; and

•

executed $350 million notional interest rate swaps to change the fixed rate nature of a part of the New Bonds and the previously outstanding 8 3/8% Notes to approximate the floating rate characteristics of the terminated credit facility.

In stage two, the Company:

•	issued $400 million of new term notes (the “Tranche B Term Loan”) on August 31, 2005 under the terms of the Corporate credit facility; and

•	retired the 16% Notes for $447.8 million, including repayment of accrued interest, using the proceeds from the Tranche B Term Loan and additional borrowings under the new Corporate credit facility.

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

2004 Debt Repayments

During 2004, the Company used a portion of cash flow generated from operations to repay debt in the amount of $171.8 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2006:

(dollars in millions)	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$2,062.7	$4.8	$8.0	$101.0	$1,948.9
Capital leases	23.2	2.5	4.8	9.2	6.7
Interest payments on long-term debt and capital leases (2)	1,276.9	155.7	307.8	308.0	505.4
Noncancelable operating lease obligations	253.1	16.5	29.3	28.0	179.3
Purchase obligations (3)	127.9	37.9	61.8	28.2	—
Accrued pension and postretirement benefits (4)	127.0	17.4	37.1	32.0	40.5
Other long-term liabilities (5)	27.0	3.1	3.1	1.6	19.2

Total	$3,897.8	$237.9	$451.9	$508.0	$2,700.0

(1)	Long-term debt excludes net unamortized premiums and the fair value of the Company’s interest rate swaps.
(2)	Interest payments on long-term debt and capital leases include interest obligations on both fixed and variable rate debt, assuming no early payment of debt in future periods. The Company used the interest rate forward curve at December 31, 2006 to compute the amount of the contractual obligation for interest payments on variable rate debt and interest rate swaps.
(3)	Purchase obligations primarily consist of the Company’s service agreement with Convergys as discussed below in “Commitments and Contingencies.”
(4)	Amount includes $11.1 million of expected cash contributions in 2007 for postretirement benefits. Although the Company currently expects to continue operating the plans past 2007, its contractual obligation related to postretirement benefits only extends through the end of 2007. Amount also includes approximately $110 million of estimated cash contributions for pension benefits, of which $6.0 million is expected to be contributed in 2007. The Company’s expected pension plan contributions are based on current legislation and current actuarial assumptions. Any change in the legislation or actuarial assumptions will effect the expected contribution amount. See below for further discussion related to the Pension Protection Act of 2006.
(5)	Includes contractual obligation payments primarily related to restructuring reserves and asset removal obligations.

The contractual obligations table is current as of December 31, 2006. The amount of these obligations can be expected to change materially over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

The Pension Protection Act of 2006 (“the Act”) was enacted on August 17, 2006. Most of its provisions will become effective in 2008. The Act significantly changes the funding requirements for single-employer defined benefit pension plans. The funding requirements will now largely be based on a plan’s calculated funded status, with faster amortization of any shortfalls or surpluses. The Act directs the U.S. Treasury Department to develop a new yield curve to discount pension obligations for determining the funded status of a plan when calculating the funding requirements.

Other

Labor Contract Ratification

On June 10, 2005, employees represented by the Communications Workers of America (“CWA”) ratified a three-year labor agreement extending through May 10, 2008. The contract affects approximately 1,500 members of the CWA Locals 4400 and 4401. Terms of the new labor contract include:

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

Commitments and Contingencies

Commitments

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services, which, in 2004, was extended to December 31, 2010. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting and technical support services for the Company within CBT’s operating territory. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. The contract extension reduced the Company’s annual commitment in 2004 and 2005 to $35.0 million from $45.0 million. Beginning in 2006, the minimum commitment is reduced 5% annually. The Company paid $34.3 million, $36.1 million and $37.5 million under the contract in 2006, 2005 and 2004, respectively.

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

On April 28, 2006, the Company and plaintiffs entered into a Memorandum of Understanding (“MOU”), which set forth an agreement in principle to settle this matter. For these lawsuits and the derivative complaint discussed below, the Company reserved $6.3 million in the first quarter of 2006 to reflect its contribution to the settlement fund and to cover other settlement-related expenses. Under the MOU agreement, the Company and certain of its insurance carriers agreed to contribute a total of $36 million to settle the claims in this matter and obtain in exchange a release of all claims from the class members.

On July 12, 2006, the Company and plaintiffs entered into a definitive Stipulation and Agreement of Settlement reflecting the terms of the above-referenced MOU. On July 21, 2006, Judge Rice issued a Preliminary Order approving the notice and proof of claim forms to be mailed to class members and scheduled a Settlement Fairness Hearing. The Settlement Fairness Hearing took place on September 6, 2006. On December 1, 2006, all objections to the proposed settlement were withdrawn and the court gave final approval of the settlement and dismissed all claims with prejudice.

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

On February 22, 2006, the Company entered into a Stipulation and Agreement of Settlement of ERISA Actions (the “Agreement”) providing for the settlement of the consolidated case with no finding or admission of any wrongdoing by any of the defendants in the lawsuit. Under the Agreement, defendants were obligated to pay $11 million, which payment has been made on their behalf by their insurers, to a fund to settle the claims of, and obtain a release of all claims from, the class members. On March 13, 2006, the Court issued an order giving preliminary approval of the Agreement and scheduled a Settlement Fairness Hearing. The Settlement Fairness Hearing took place on June 22, 2006. On October 5, 2006, the Court issued a final order approving the Stipulation and Agreement of Settlement as submitted by the parties. Accordingly, this case has been dismissed with prejudice.

Freedom Wireless vs. BCGI, et al U.S. District Court, District of Massachusetts, Case No. 05-110620-EFH.

On September 16, 2005, Freedom Wireless filed a patent infringement action against 24 wireless service providers, including CBW. The suit alleged that the defendant wireless service providers were in violation of a patent owned by Freedom Wireless. CBW obtained its rights to use the technology in question through Boston Communications Group Inc. (“BCGI”). BCGI has acknowledged its obligation to indemnify CBW in accordance with the terms of the license agreement. This lawsuit was preceded by a direct patent infringement suit against BCGI by Freedom Wireless, in which BCGI was found liable. On July 21, 2006, BCGI issued a press release indicating that it had reached a settlement agreement with Freedom Wireless in the underlying patent infringement action. On October 16, 2006, Freedom Wireless filed a Notice of Dismissal dismissing with prejudice all patent infringement claims against CBW arising from the alleged patent infringement by BCGI. Accordingly, the Company considers this case to be closed.

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

The Company indemnified the buyer of the broadband assets against certain potential claims, but all indemnifications have expired except for those related to title and authorization. The title and authorization indemnification was capped at 100% of the purchase price of the broadband assets, which is approximately $71 million.

In order to determine the fair value of the indemnity obligations, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. In 2006, the Company decreased the liability related to the indemnity obligations from $4.1 million to $1.2 million and recorded $2.9 million of income as a result of the expiration of certain warranties and guarantees. This income was included in “Gain on sale of broadband assets” in the Consolidated Statement of Operations. During 2005, no additional representations or warranties expired. In 2004, the Company decreased the liability related to the indemnity obligations to $4.1 million due to the expiration of the general representations and warranties and no broker warranties, and recorded $3.7 million as “Gain on sale of broadband assets” in the Consolidated Statement of Operations.

Additionally, in 2004, the Company paid $2.7 million related to indemnity obligations under a legal settlement agreement.

Warrants

As part of the issuance of the 16% Notes in March 2003, the purchasers of the 16% Notes received 17.5 million common stock warrants to purchase one share of Cincinnati Bell common stock at $3.00 each, which expire in March 2013. Of the total gross proceeds received for the 16% Notes, $47.5 million was allocated to the fair value of the warrants using the Black-Scholes option-pricing model. This value less applicable issuance costs was recorded to “Additional paid-in capital” in the Consolidated Balance Sheet. Warrants for 50,000 shares were exercised in 2005, with no exercises occurring in 2006 or 2004.

Cash Flow

2006 Compared to 2005

In 2006, cash provided by operating activities totaled $334.7 million, an increase of $12.4 million compared to the $322.3 million provided by operating activities during 2005. The increase was generated by working capital improvements, partially offset by lower operating cash generated from the Local segment due to access line losses and shareholder claim payments of $6.3 million (See Note 12 to the Consolidated Financial Statements).

Cash utilized in investing activities in 2006 was $260.0 million, an increase of $117.3 million compared to the $142.7 million utilized in 2005. The increase predominately relates to the acquisitions of ATI and the 19.9% minority interest in CBW for $86.7 million and the purchase of wireless licenses in the FCC auction for $37.1 million. Capital expenditures increased slightly in 2006 compared to last year. Proceeds from the sale of broadband fiber assets were $4.7 million during 2006. Proceeds from the sale of an investment were $5.7 million in 2006.

Cash flows used in financing activities decreased $157.8 million to a net outflow of $21.0 million in 2006 from an outflow of $178.8 million during 2005. During 2006, the Company funded the acquisitions of Cingular’s 19.9% interest in CBW and ATI and the purchase of the wireless licenses, which decreased the Company’s repayment of debt as compared to 2005. The Company repaid $13.3 million in debt in 2006. During 2005, the Company received $752.1 million of cash proceeds from the issuance of the 7% Senior Notes, additional 8 3/8% Notes and new bank term notes. In addition, during 2005, the Company repaid $903.3 million in borrowings, substantially all of which was the prepayment of borrowings under its term and revolving credit facilities and its 16% Notes, using the net cash proceeds discussed above. In conjunction with the debt issuance and repayments in 2005, the Company incurred debt issuance costs and consent fees of $21.9 million. Preferred stock dividends of $10.4 million were paid during each of 2006 and 2005.

2005 Compared to 2004

Cash provided by operating activities for 2005 totaled $322.3 million, an increase of $21.6 million compared to the $300.7 million provided by operating activities during 2004. This increase resulted primarily from an increase in cash earnings (net income less non-cash items) and favorable changes in working capital. Refer to the Consolidated Statements of Cash Flows for further details.

The Company’s 2005 capital expenditures of $143.0 million were $9.1 million higher than 2004 capital expenditures of $133.9 million. The increase was primarily due to business transformation projects associated with the Company’s 2004 restructuring charge and mandated wireless investments, partially offset by decreased CBTS expenditures due to higher 2004 additions for data center facilities. In 2004, the Company received $3.3 million from the sale of certain assets of CBTS and Public, generally consisting of operating assets outside its current operating area.

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

The discussion below addresses major judgments used in:

•	revenue recognition;

•	accounting for allowances for uncollectible accounts receivable;

•	reviewing the carrying values of goodwill and indefinite-lived intangible assets;

•	reviewing the carrying values of property, plant, and equipment;

•	accounting for business combinations;

•	accounting for taxes; and

•	accounting for pension and postretirement expenses.

Revenue Recognition — The Company recognizes revenue as services are provided. Local and special access fees, which are billed monthly, and prepaid wireless receipts are collected in advance, but the revenue is not recognized until the service is provided. Postpaid wireless, long distance, switched access, data center management services, reciprocal compensation, and data and Internet product services are billed monthly in arrears. The Company bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the last day of each billing cycle rarely coincides with the end of the Company’s reporting period for usage-based services such as postpaid wireless, long distance, and switched access, the Company must estimate service revenues earned but not yet billed. The Company bases its estimates upon historical usage and adjusts these estimates during the period in which the Company can determine actual usage, typically in the following reporting period.

Advanced billings for customer wireline phone service connection and activation are deferred and amortized into revenue on a straight-line basis over the average customer life. The associated connection and activation costs, to the extent of the upfront fees, are also deferred and amortized on a straight-line basis over the average customer life. For wireless activation revenue, since activation costs exceed activation revenues, both the activation revenue and associated costs are recorded upon the sale of the wireless handset.

With respect to arrangements with multiple deliverables, the Company follows the guidance in EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether more than one unit of accounting exists in an arrangement. To the extent that the deliverables are separable into multiple units of accounting, total consideration is allocated to the individual units of accounting based on their relative fair value, determined by the price of each deliverable when it is regularly sold on a stand-alone basis. Revenue is recognized for each unit of accounting as delivered or as service is performed depending on the nature of the deliverable comprising the unit of accounting.

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

Substantially all of the Company’s goodwill relates to its Wireless segment. The Company estimated the fair value of CBW based on expected future cash flows generated by CBW discounted at 10%. The estimated fair value of CBW was higher than its carrying value, and, as such, there was no indication of impairment in 2006.

Indefinite-lived intangible assets consist of FCC licenses for spectrum and trademarks for the Wireless segment. The Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC. The fair value of the licenses was determined by using the “Greenfield” method, an income based approach. The fair value of the trademarks were determined by using the relief-from-royalty method, which estimates the present value of royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology. The fair value of the licenses and trademarks were higher than its carrying value, and, as such, there was no indication of impairment in 2006.

Reviewing the Carrying Values of Property, Plant and Equipment — The Company’s provision for depreciation of its telephone plant is determined on a straight-line basis using the group depreciation method. Provision for depreciation of other property, other than leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life or term of the lease, including option renewal periods if renewal of the lease is probable or reasonably assured. Repairs and maintenance expense items are charged to expense as incurred.

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

The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite-lived intangible assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In assessing impairments, the Company follows the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value.

During the fourth quarter of 2003, the Company shortened the estimated remaining economic useful life of its legacy TDMA wireless network to December 31, 2006 due to the expected migration of its TDMA customer base to its GSM network. The Company made the decision in the first quarter of 2005 to retire certain TDMA assets in order to optimize its TDMA network performance. As a result of this early retirement of assets, in the first quarter of 2005 the Company recorded a charge of $23.7 million under the caption “Asset impairments and other charges.” In the second quarter of 2005, the useful life of certain of the remaining TDMA assets was shortened from the December 31, 2006 date being used, and depreciation was accelerated. The change in depreciation expense due to the change in estimate in the second quarter decreased 2005 operating income and net income by $7.7 million and $4.6 million, respectively; basic and diluted earnings per share were decreased by $0.02 per share as a result of this change in estimate. In the fourth quarter of 2005, due to the rapid migration of TDMA customers to the Company’s GSM network and decreased revenue per remaining TDMA subscriber, the Company determined that the carrying value of the TDMA assets was not recoverable from the estimated future undiscounted cash flows resulting from the use of the assets. Therefore, an impairment charge of $18.6 million was recorded in the fourth quarter of 2005 to record the TDMA assets at fair value. The Company calculated the fair value of the assets based on the appraised amount at which the assets could be sold in a current transaction between willing parties. The impairment charge was recorded in the Consolidated Statements of Operations under the caption “Asset impairments and other charges.” After the impairment charges, the carrying value of the TDMA assets was less than $1 million at December 31, 2005.

To satisfy increasing demand for existing voice minutes of use by customers as well as to provide enhanced data services such as streaming video, the Company intends to construct a 3G network and deploy it on the newly purchased AWS spectrum. Due to this implementation, lives of certain GSM assets were shortened and depreciation has been accelerated based on the new useful life. The increase in depreciation due to this acceleration was approximately $1.3 million in the fourth quarter of 2006.

If technological changes were to occur more rapidly than expected, it may have the effect of shortening the estimated depreciable life of other network and operating assets that the Company employs. This could have a substantial impact on the consolidated depreciation expense and net income of the Company. Competition from new or more cost effective technologies could affect the Company’s ability to generate cash flow from its network-based services. This competition could ultimately result in an impairment of certain of the Company’s tangible or intangible assets. This could have a substantial impact on the operating results of the consolidated Company.

Accounting for Business Combinations — In accounting for business combinations, the Company applies the accounting requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations”, which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, the Company analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Where the business combination is of significant magnitude, the Company engages third-party appraisal firms to assist management in determining the fair values of tangible and intangible assets and liabilities. Such a valuation requires management to make significant estimates and assumptions, especially with respect to the intangible assets.

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

Accounting for Taxes

Income Taxes

The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. The Company believes an adequate provision has been made for all open tax years in accordance with SFAS No. 5. The ultimate resolution of these issues may differ from the amounts currently estimated, in which case an adjustment would be made to the tax provision in that period. See “Recently Issued Accounting Standards” below for further discussion of FASB Interpretation

No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB 109” (“FIN 48”), which changes the requirements for recognition of tax benefits associated with tax deductions.

In February 2006, the Kentucky Revenue Cabinet issued state tax regulations, which may limit the Company’s ability to use its state net operating loss carryforwards against future state taxable income. The Company recorded a one-time income tax charge of $3.6 million in the first quarter of 2006.

As of December 31, 2006, the Company had $694.7 million in net deferred tax assets, which includes approximately $1.6 billion in gross federal tax net operating loss carryforwards, with a deferred tax asset value of approximately $559.4 million. The tax loss carryforwards are available to the Company to offset taxable income in current and future periods. The Company utilized approximately $52.7 million of net federal tax net operating loss carryforwards during 2006. The majority of the remaining tax loss carryforwards will expire between 2017 and 2023 and are not currently limited under U.S. tax laws. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Based on current income levels and anticipated future reversal of existing temporary differences, the Company expects to utilize its federal net operating loss carryforwards within their expiration periods.

In addition to the federal tax net operating loss carryforwards, the Company has state and local net operating loss carryforwards with a deferred tax asset value of approximately $155.3 million, alternative minimum tax credit carryforwards of approximately $6.7 million, and deferred tax temporary differences and other tax attributes of approximately $124.0 million. A valuation allowance of $150.7 million is provided at December 31, 2006 against certain state and local net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period.

The Company determines the effective tax rate by dividing income tax expense by income before taxes as reported in its Consolidated Statement of Operations. For reporting periods prior to the end of the Company’s fiscal year, the Company records income tax expense based upon an estimated annual effective tax rate. This rate is computed using the statutory tax rate and an estimate of annual net income adjusted for an estimate of non-deductible expenses.

Refer to Note 13 to the Consolidated Financial Statements for further information regarding the Company’s income taxes.

Operating taxes

The Company incurs certain operating taxes that are reported as expenses in operating income, such as property, sales, use, and gross receipts taxes. These taxes are not included in income tax expense because the amounts to be paid are not dependent on the level of income generated by the Company. The Company also records expense against operating income for the establishment of liabilities related to certain operating tax audit exposures. These liabilities are established based on the Company’s assessment of the probability of payment. Upon resolution of an audit, any remaining liability not paid is released and increases operating income. The Company recognized expense of $2.1 million in 2006 and income of $14.4 million in 2005 and $4.4 million in 2004 upon resolution of operating tax audits, net of new liabilities established.

Accounting for Pension and Postretirement Expenses — The Pension Protection Act of 2006 (the “Act”) was enacted on August 17, 2006. Most of its provisions will become effective in 2008. The Act significantly changes the funding requirements for single-employer defined benefit pension plans. The funding requirements will now largely be based on a plan’s calculated funded status, with faster amortization of any shortfalls or surpluses. The Act directs the U.S. Treasury Department to develop a new yield curve to discount pension obligations for determining the funded status of a plan when calculating the funding requirements. The Company has projected $6.0 million of expected cash contributions in 2007 for pension benefits. Based on current assumptions, the Company believes it will pay an estimated $110 million to fund its pension plans during the period 2007 to 2016.

In October 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the Company to recognize the overfunded or underfunded status for the Company’s benefit plans, with changes in the funded status recognized as a separate component to shareowners’ equity. SFAS 158 also requires the Company to measure the funded status of the benefit plans as of the year-end balance sheet date no later than 2008. Effective December 31, 2006, the Company adopted SFAS 158. See Note 9 to the Consolidated Financial Statements.

The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees and one supplemental, nonqualified, unfunded plan for certain senior executives. The Company also provides health care and group life insurance benefits for eligible retirees. The key assumptions used to account for the plans are disclosed in Note 9 to the Consolidated Financial Statements. The actuarial assumptions attempt to anticipate future events and are used in calculating the expenses and liabilities related to these plans. The most significant of these numerous assumptions, which are reviewed annually, include the discount rate, expected long-term rate of return on plan assets and health care cost trend rates.

Discount rate

A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, the Company estimates the timing and amounts of expected future benefit payments and applies a yield curve developed to reflect yields available on high-quality bonds. Based on the analysis, the discount rate was set at 5.75% for all of the plans as of December 31, 2006. The discount rate was set at 5.50% for all of the plans as of December 31, 2005. At December 31, 2004, the discount rates were set at 5.50% and 5.75% for the pension plans and postretirement plans, respectively.

Expected rate of return

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the following: the participant’s benefit horizons; the mix of investments held directly by the plans, which is generally 60% equities and 40% bonds; and the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. To the extent the Company changed its estimate of the expected long-term rate of return on plan assets, there would be an impact on pension expense or income and the associated net liability or asset. The Company uses an assumed long-term rate of return of 8.25% for the Company’s pension and postretirement trusts. Actual asset returns for the pension trusts, which represent almost 90% of invested assets, were approximately 13% in 2006 and 7% in 2005.

In its pension calculations, the Company utilizes the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and rational manner. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.

Health care cost trend

The Company’s health care cost trend rate is developed on historical cost data, the near-term outlook, and an assessment of likely long-term trends. The health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2006 was 10.0% and is assumed to decrease gradually to 4.5% by the year 2013.

The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact assets, liabilities, costs of services and products and selling, general and administrative expenses.

The following table represents the sensitivity of changes in certain assumptions related to the Company’s pension and postretirement plans:

	% Point Change	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)		Increase/ (Decrease) in Obligation	Increase/ (Decrease) on Expense	Increase/ (Decrease) in Obligation	Increase/ (Decrease) on Expense
Discount rate	+/- 0.5%	$(24.2) / 21.7	$(0.3) / 0.0	$20.2 / (19.2)	$0.9 / (0.9)
Expected return on assets	+/- 0.5%	n/a	$2.1 / (2.1)	n/a	$0.3 /(0.3)
Health care cost trend rate	+/- 1%	n/a	n/a	$34.6 / (29.1)	$2.9 /(2.3)

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

In May 2005, the Company reached an agreement with the union for bargained-for employees as to the terms of a new labor contract. Employees retiring under the new agreement are provided Company-sponsored healthcare through the use of individual Health Reimbursement Accounts (“HRAs”), which provides for Company contributions of a fixed amount per retiree that the retiree can use to purchase their healthcare from among the various plans offered. The Company agreed to increase the HRA amount annually over the life of the labor agreement. The retiree pays for healthcare premiums and other costs in excess of the HRA amount. Contrary to past practice, no agreement was made to waive the implementation of this cost-sharing feature. Based on this new agreement, effective June 1, 2005, the Company modified its assumptions for the actuarial calculation of retiree medical costs, including assumptions regarding cost sharing by retirees. Postretirement medical and other expenses were $35.3 million, $35.9 million, and $21.5 million for the years ended December 31, 2006, 2005, and 2004, respectively. The assumption change for cost sharing with retirees was the primary cause for the $14.4 million increase in post retirement and other benefits expense in 2005 compared to 2004.

At December 31, 2006, the Company had unrecognized net losses of $74.7 million for the pension plans and $79.8 million for the postretirement and other benefit plans. The unrecognized net losses have been primarily generated by changes in previous years related to discount rates, asset return differences and actual health care costs. Because gains and losses reflect refinements in estimates as well as real changes in economic values and because some gains in one period may be offset by losses in another or vice versa, the Company is not required to recognize these gains and losses in the period that they occur. Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, the Company amortizes the excess over the average remaining service period of active employees expected to receive benefits under the plan.

Regulatory Matters and Competitive Trends

Federal — The Telecommunications Act of 1996 was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. Since 1996, federal regulators have considered a multitude of proceedings ostensibly aimed at fulfilling the goals of the Act and this process is continuing through numerous proceedings currently before the FCC and the federal courts. Although the Act called for a deregulatory framework, the FCC’s approach has been to maintain significant regulatory restraints on the traditional incumbent local exchange carriers while opening up opportunities for new competitive entrants and services with minimal regulation such as cable modem broadband providers and VoIP providers. While Cincinnati Bell has expanded beyond its incumbent local exchange operations by offering wireless, long distance, broadband service, Internet access and out-of-territory competitive local exchange services, the majority of its revenue is still derived from its traditional local exchange services. The financial impact of the various federal proceedings will depend on many factors including the extent of competition in our market and the timing and outcome of the FCC’s decisions and any appeals from those decisions.

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

FCC Inquiry Regarding Safeguards to Protect Customer Proprietary Network Information (“CPNI”)

By letter dated March 10, 2006, the Enforcement Bureau of the FCC directed the Company to provide information and documents necessary for the Bureau to determine whether the Company has implemented adequate safeguards and/or taken appropriate security measures pursuant to section 222 of the Communications Act of 1934, as amended, to protect customer proprietary network information (“CPNI”). The Company timely submitted its response. On October 25, 2006, the FCC issued a follow up letter asking for additional information. The Company responded to the FCC’s subsequent letter on November 21, 2006.

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

In June 2004, CBT adopted a new alternative regulation plan in Ohio, which, although similar to its previous plan, gives CBT the option to remain in the alternative regulation plan indefinitely. Also, CBT’s new plan requires the Local segment to operate as a CLEC in service areas outside of CBT’s traditional ILEC franchise area. For approximately the past six years, CBT has offered local services, primarily on its own facilities-based network, to Ohio communities contiguous to its ILEC territory. In Dayton, the Local segment has provided its voice services offering using the port-loop-transport combination (UNE-P) as well as the UNE-L regulatory format. On February 4, 2005, the FCC released its unbundled network elements order on remand which will effectively abolish UNE-P as a regulated service and has left each carrier to negotiate new pricing arrangements under commercial agreements. The Local segment has entered into such an agreement; however, it does not expect the profitability of its Dayton local operations to change substantially because the segment had planned to migrate the provisioning of service to UNE-L, which is a more economic service delivery model as the segment has gained customers.

Statutory changes enacted by the Ohio General Assembly in August 2005 give the Public Utilities Commission of Ohio (the “PUCO”) the authority to provide ILECs with pricing flexibility for basic local rates upon a showing that consumers have sufficient competitive alternatives (House Bill 218). In May 2006, the PUCO adopted rules in accordance with the new law to establish more detailed requirements for Ohio ILECs to apply for this additional pricing flexibility. On August 7, 2006, the Company applied for authority to increase its rates for basic local exchange service in certain of its exchanges. In November 2006, the PUCO granted the Company’s application. In January 2007, the PUCO denied a request, by the Ohio Consumer Counsel, for a re-hearing.

Recently Issued Accounting Standards

Staff Accounting Bulletin No. 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”) which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108, registrants are required to consider both a “rollover” method, which analyzes the impact of the misstatement on the financial statements based on the amount of the error originating in the income statement being analyzed, and the “iron curtain” method, which analyzes the impact of the misstatement on the financial statements based on the cumulative effect of the error on the income statement being analyzed. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company was required to adopt SAB 108 in 2006.

As of December 31, 2006, the Company has recorded a net adjustment of $9.0 million to opening retained earnings comprised of $14.2 million in operating tax liabilities, net of expected refunds, offset by the income tax effects of $5.2 million. The Company has determined that its past filing positions should have resulted in an accrual of a contingent liability in prior years. Historically, the Company has evaluated uncorrected differences utilizing the rollover approach. The Company believes the impact of not recording the operating taxes was not material to prior fiscal years under the rollover method. However, under SAB 108, adopted in 2006, the Company must assess materiality using both the rollover method and the iron-curtain method, which resulted in the $9.0 million adjustment to opening retained earnings.

The expense from the cumulative error arose from the following periods:

(dollars in millions)	2005	2004	Prior to 2004
Expense adjustment before income taxes	$5.3	$3.1	$5.8
Expense adjustment after income taxes	$3.3	$2.0	$3.7

The after-tax amounts for 2006 associated with the first three quarters of the year were $0.9 million in the first quarter, $0.9 million in the second quarter, and $0.6 million in the third quarter, and have been determined to be immaterial to those quarters. Accordingly, the entire impact for 2006 has been recorded in the fourth quarter.

The Company believes it has meritorious defenses related to the payment of these operating taxes and intends to defend its position in order to limit the ultimate payment of the fees.

Other Recently Issued Accounting Standards

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140.” The objective of the Statement is to simplify accounting for certain hybrid financial instruments, eliminate interim guidance in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. This Statement is effective for all financial instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Implementation of this Statement is not expected to have a material impact on the Company’s financial statements.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). This guidance requires that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or net basis, based on the entity’s accounting policy. This policy should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.” In addition, any such taxes that are reported on a gross basis, if material, should be disclosed. EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. Implementation of this Statement is not expected to have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, financial statement disclosure and transition rules. Under this Interpretation, a Company determines whether it is more likely than not that a tax position will be sustained upon examination by respective taxing authorities, including resolution of any litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is more likely than not realized. The Company will be required to adopt the provisions of FIN 48 related to all of the Company’s tax positions in the fiscal year beginning January 1, 2007. The cumulative effect of applying the provisions of the Interpretation will be reported as an adjustment to the opening balance of retained earnings. The Company has not yet completed its evaluation of FIN 48.

In September 2006, FASB ratified Emerging Issues Task Force Issue No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider” (“EITF 06-1”). This guidance requires the application of EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer”(“EITF 01-9”), when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and, also, provides guidance for the classification of the expense. EITF 06-1 is effective for the first fiscal year that begins after June 15, 2007. Implementation of this Statement is not expected to have a material impact on the Company’s financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007. The Company has not yet assessed the impact of this Statement on the Company’s financial statements.

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

Actual results may differ materially from those expressed or implied in forward-looking statements. The following important factors could cause or contribute to actual results being materially different from those described or implied by such forward-looking statements include, but are not limited to:

•	changing market conditions and growth rates within the telecommunications industry or generally within the overall economy;

•	world and national events that may affect the Company’s ability to provide services or the market for telecommunication services;

•	changes in competition in markets in which the Company operates;

•	pressures on the pricing of the Company’s products and services;

•	advances in telecommunications technology;

•	the ability to generate sufficient cash flow to fund the Company’s business plan and maintain its networks;

•	the ability to refinance the Company’s indebtedness when required on commercially reasonable terms;

•	changes in the telecommunications regulatory environment;

•	changes in the demand for the services and products of the Company;

•	the demand for particular products and services within the overall mix of products sold, as the Company’s products and services have varying profit margins;

•	the Company’s ability to introduce new service and product offerings in a timely and cost effective basis;

•	work stoppages caused by labor disputes;

•	restrictions imposed under various credit facilities and debt instruments;

•	the Company’s ability to attract and retain highly qualified employees; and

•	the Company’s ability to access capital markets and the successful execution of restructuring initiatives.

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

In June 2004, the Company entered into a series of fixed-to-variable interest rate swaps with total notional amounts of $100 million that qualify for fair value hedge accounting. In February and March 2005, in conjunction with the Company’s 2005 refinancing plan, an additional $350 million in fixed-to-variable interest rate swaps were executed which were also designated as fair value hedges. Fair value hedges offset changes in the fair value of underlying assets and liabilities. The Company’s interest rate swaps at December 31, 2006 and 2005 are recorded at their fair value, and the carrying values of the underlying liabilities hedged (the 7% Notes and 8 3/8% Notes) are adjusted by the same corresponding value in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The fair value of the interest rate swap contracts was a liability of $13.5 million and $10.2 million at December 31, 2006 and 2005, respectively. A hypothetical 10% change in market interest rates at December 31, 2006 and 2005 would change the fair value of the interest rate swap contracts by approximately $13 million and $12 million, respectively.

The following table sets forth the face amounts, maturity dates and average interest rates for the fixed and variable-rate debt, excluding capital leases, net unamortized premiums and the fair value of the interest rate swaps, held by the Company at December 31, 2006:

(dollars in millions)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed-rate debt:	$0.8	—	—	—	—	$1,666.9	$1,667.7	$1,708.6
Average interest rate on fixed-rate debt	6.3%	—	—	—	—	7.6%	7.6%	—
Variable-rate debt:	$4.0	$4.0	$4.0	$4.0	$97.0	$282.0	$395.0	$395.0
Average interest rate on variable-rate debt (1)	6.9%	6.9%	6.9%	6.9%	6.9%	6.9%	6.9%	—

(1)	Based on Libor rate in effect at December 31, 2006.

At December 31, 2005, the carrying value and fair value of fixed-rate debt was $1,670.6 million and $1,655.1 million, respectively, and the carrying value and fair value of variable-rate debt was $401.1 million and $404.1 million, respectively. Including the impact of the interest rate swap agreements, approximately 60% of the Company’s indebtedness was based on fixed interest rates at December 31, 2006 and 2005, respectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report is included on page 54.

March 1, 2007

/s/ John F. Cassidy

John F. Cassidy

President and Chief Executive Officer

/s/ Brian A. Ross

Brian A. Ross

Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cincinnati Bell Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, elected application effective January 1, 2006, FASB Statement No. 123(R) (revised 2004), Share Based Payment, effective January 1, 2006, and FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.

/s/    Deloitte & Touche LLP

Cincinnati, Ohio

March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell Inc.

In our opinion, the accompanying consolidated statements of operations, shareowners’ equity (deficit) and comprehensive income (loss) and cash flows for the year ended December 31, 2004, present fairly, in all material respects, the shareowners’ deficit of Cincinnati Bell Inc. and its subsidiaries at December 31, 2004, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index at Item 15 presents fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 2004. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 14, 2005, except for Note 18, which is as of July 5, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell Inc.

We have audited the accompanying consolidated balance sheets of Cincinnati Bell Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareowners’ equity (deficit) and comprehensive income (loss) and cash flows for the years then ended. Our audits also included the financial statement schedules (Schedule II) as of and for the years ended December 31, 2006 and 2005. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cincinnati Bell Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein as of and for the years ended December 31, 2006 and 2005.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, Cincinnati Bell Inc. elected application of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and FASB Statement No. 123(R) (revised 2004), Share Based Payment. As discussed in Note 9 to the consolidated financial statements, the Company adopted the provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Cincinnati, Ohio

March 1, 2007

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Millions of Dollars, Except Per Share Amounts)

	Year Ended December 31,
	2006	2005	2004
Revenue
Services	$1,100.2	$1,076.9	$1,108.4
Products	169.9	132.7	98.7

Total revenue	1,270.1	1,209.6	1,207.1

Costs and expenses
Cost of services	384.8	363.5	361.5
Cost of products sold	183.5	148.8	119.9
Selling, general and administrative	244.2	221.0	227.6
Depreciation	138.6	174.7	178.6
Amortization	4.4	—	9.1
Shareholder claim settlement	6.3	—	—
Restructuring charges	3.4	1.1	11.6
Asset impairments and other charges	—	41.7	3.2
Gain on sale of broadband assets	(7.6)	—	(3.7)

Total operating costs and expenses	957.6	950.8	907.8

Operating income	312.5	258.8	299.3
Minority interest income	(0.5)	(11.0)	(0.5)
Interest expense	162.1	184.4	203.3
Loss on extinguishment of debt	0.1	99.8	—
Other income, net	(3.8)	(4.2)	(3.8)

Income (loss) before income taxes	154.6	(10.2)	100.3
Income tax expense	68.3	54.3	36.1

Net income (loss)	86.3	(64.5)	64.2
Preferred stock dividends	10.4	10.4	10.4

Net income (loss) applicable to common shareowners	$75.9	$(74.9)	$53.8

Basic earnings (loss) per common share	$0.31	$(0.30)	$0.22

Diluted earnings (loss) per common share	$0.30	$(0.30)	$0.21

Weighted average common shares outstanding (millions)
Basic	246.8	245.9	245.1
Diluted	253.3	245.9	250.5

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.

CONSOLIDATED BALANCE SHEETS

(Millions of Dollars, Except Share Amounts)

	As of December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$79.4	$25.7
Receivables, less allowances of $15.2 and $14.3	161.9	160.9
Materials and supplies	24.9	19.8
Deferred income tax benefits, net	63.3	71.0
Prepaid expenses and other current assets	17.9	16.1

Total current assets	347.4	293.5
Property, plant and equipment, net	818.8	800.4
Goodwill	53.3	40.9
Intangible assets, net	112.9	61.3
Deferred income tax benefits, net	631.4	609.6
Other noncurrent assets	50.0	57.6

Total assets	$2,013.8	$1,863.3

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$7.3	$11.3
Accounts payable	74.1	69.8
Current portion of unearned revenue and customer deposits	42.9	39.7
Accrued taxes	52.8	30.2
Accrued interest	52.1	50.8
Accrued payroll and benefits	43.8	33.6
Other current liabilities	45.9	42.1

Total current liabilities	318.9	277.5

Long-term debt, less current portion	2,065.9	2,073.4
Accrued pension and postretirement benefits	359.6	160.3
Other noncurrent liabilities	61.0	61.6

Total liabilities	2,805.4	2,572.8

Minority interest	—	28.2

Commitments and contingencies

Shareowners’ deficit
Preferred Stock, 2,357,299 shares authorized; 155,250 (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2006 and 2005; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 255,669,983 and 255,049,733 shares issued; 247,471,538 and 247,163,452 outstanding at December 31, 2006 and 2005	2.6	2.6
Additional paid-in capital	2,924.9	2,929.9
Accumulated deficit	(3,527.2)	(3,604.5)
Accumulated other comprehensive loss	(174.5)	(49.6)
Common shares in treasury, at cost:
8,198,445 and 7,886,281 shares at December 31, 2006 and 2005	(146.8)	(145.5)

Total shareowners’ deficit	(791.6)	(737.7)

Total liabilities and shareowners’ deficit	$2,013.8	$1,863.3

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income (loss)	$86.3	$(64.5)	$64.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	138.6	174.7	178.6
Amortization	4.4	—	9.1
Gain on sale of broadband assets	(7.6)	—	(3.7)
Asset impairments and other charges	—	41.7	3.2
Loss on extinguishment of debt	0.1	99.8	—
Provision for loss on receivables	14.0	14.3	16.0
Noncash interest expense	4.9	22.4	35.2
Minority interest income	(0.5)	(11.0)	(0.5)
Deferred income tax expense, including valuation allowance change	62.4	52.5	32.8
Other, net	(2.1)	(0.1)	0.2
Changes in operating assets and liabilities
Increase in receivables	(15.0)	(33.5)	(20.7)
(Increase) decrease in prepaid expenses and other current assets	(6.2)	(2.1)	3.9
Increase (decrease) in accounts payable	4.1	10.9	(0.8)
Increase (decrease) in accrued and other current liabilities	23.3	(13.4)	(10.9)
Increase in accrued pension and postretirement benefits	28.1	32.3	12.4
Increase in other assets and liabilities, net	(0.1)	(1.7)	(18.3)

Net cash provided by operating activities	334.7	322.3	300.7

Cash flows from investing activities
Capital expenditures	(151.3)	(143.0)	(133.9)
Acquisitions of business and remaining minority interest in CBW	(86.7)	—	—
Wireless license purchase	(37.1)	—	—
Proceeds from sale of out-of-territory operating assets	—	—	3.3
Proceeds from sale of investment	5.7	—	—
Proceeds from sale of broadband assets	4.7	—	—
Other, net	4.7	0.3	6.3

Net cash used in investing activities	(260.0)	(142.7)	(124.3)

Cash flows from financing activities
Issuance of long-term debt	—	752.1	—
Repayment of debt	(13.3)	(903.3)	(171.8)
Debt issuance costs and consent fees	—	(21.9)	—
Issuance of common shares — exercise of stock options	1.9	2.5	2.4
Preferred stock dividends	(10.4)	(10.4)	(10.4)
Other	0.8	2.2	2.3

Net cash used in financing activities	(21.0)	(178.8)	(177.5)

Net increase (decrease) in cash and cash equivalents	53.7	0.8	(1.1)
Cash and cash equivalents at beginning of year	25.7	24.9	26.0

Cash and cash equivalents at end of year	$79.4	$25.7	$24.9

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME (LOSS)

(in Millions)

	6 3/4% Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares
	Shares	Amount	Shares	Amount				Shares	Amount	Total

Balance at December 31, 2003	3.1	$129.4	252.3	$2.5	$2,940.7	$(3,604.2)	$(2.3)	(7.9)	$(145.5)	$(679.4)

Net income	—	—	—	—	—	64.2	—	—	—	64.2
Additional minimum pension liability adjustment, net of taxes of $2.2	—	—	—	—	—	—	(3.2)	—	—	(3.2)

Comprehensive income										61.0
Shares issued under employee plans	—	—	0.9	—	3.6	—	—	—	0.1	3.7
Restricted stock grant and amortization	—	—	0.1	—	0.6	—	—	—	—	0.6
Dividends on 6 3/4% preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2004	3.1	129.4	253.3	2.5	2,934.5	(3,540.0)	(5.5)	(7.9)	(145.4)	(624.5)

Net loss	—	—	—	—	—	(64.5)	—	—	—	(64.5)
Additional minimum pension liability adjustment, net of taxes of $24.6	—	—	—	—	—	—	(44.1)	—	—	(44.1)

Comprehensive loss										(108.6)
Shares issued under employee plans and other	—	—	0.9	0.1	4.0	—	—	—	(0.1)	4.0
Restricted stock grant and amortization	—	—	0.8	—	1.8	—	—	—	—	1.8
Dividends on 6 3/4% preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2005	3.1	129.4	255.0	2.6	2,929.9	(3,604.5)	(49.6)	(7.9)	(145.5)	(737.7)

Adjustment to opening accumulated deficit, net of taxes of $5.2	—	—	—	—	—	(9.0)	—	—	—	(9.0)

Net income	—	—	—	—	—	86.3	—	—	—	86.3
Additional minimum pension liability adjustment, net of taxes of $(1.4)	—	—	—	—	—	—	2.2	—	—	2.2

Comprehensive income										88.5
Shares issued/(purchased) under employee plans and other	—	—	0.5	—	2.6	—	—	(0.3)	(1.3)	1.3
Restricted stock grant and amortization	—	—	0.2	—	2.0	—	—	—	—	2.0
Dividends on 6 3/4% preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)
Adjustment to initially apply SFAS No. 158, net of taxes of $73.3	—	—	—	—	—	—	(127.1)			(127.1)
Other	—	—	—	—	0.8	—	—	—	—	0.8

Balance at December 31, 2006	3.1	$129.4	255.7	$2.6	$2,924.9	$(3,527.2)	$(174.5)	(8.2)	$(146.8)	$(791.6)

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies

Description of Business — Cincinnati Bell Inc. (the “Company”) provides diversified telecommunications services through businesses in five segments: Local, Wireless, Technology Solutions (formerly referred to as Hardware and Managed Services), Other and Broadband. In 2003, the Company sold substantially all of the assets of the broadband business, which is reported in the Broadband segment.

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

Additionally, the Company is subject to concentration risk with respect to its workforce, in that approximately 50% are party to collective bargaining agreements. A dispute or failed renegotiation of the collective bargaining agreements could have a material adverse effect on the business.

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

Accounts Receivables — Accounts receivables consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2006 and 2005, unbilled receivables totaled $25.3 million and $23.1 million, respectively. Expected credit losses related to trade receivables are recorded as an allowance for uncollectible accounts in the Consolidated Balance Sheets. The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for uncollectible accounts.

Materials and Supplies — Materials and supplies consist of wireless handsets, wireline network components, various finished goods to be sold to customers, telephony inventory including maintenance inventory and inventory in transit, and other materials and supplies, which are carried at the lower of average cost or market.

Property, Plant and Equipment — Property, plant and equipment is stated at original cost and presented net of accumulated depreciation and impairment charges. The majority of the Local segment plant and equipment is depreciated using the group method, which develops a depreciation rate (annually) based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. The estimated life of the group changes as the composition of the group of assets and their related lives change. Provision for depreciation of other property, other than leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life or term of the lease, including option renewal periods if renewal of the lease is reasonably assured.

Additions and improvements, including interest and certain labor costs incurred during a construction period, are capitalized, while expenditures that do not enhance the asset or extend its useful life are charged to operating expenses as incurred. Interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period of new network assets in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost.” Capitalized interest for 2006, 2005, and 2004 was $1.0 million, $0.6 million, and $0.6 million, respectively.

The Company records the fair value of a legal liability for an asset retirement obligation in the period it is incurred. The removal cost is initially capitalized and depreciated over the remaining life of the underlying asset. The associated liability is accreted to its present value each period. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as income or loss on disposition.

Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired recorded in connection with purchase business combinations. Indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) licenses for wireless spectrum and trademarks of the Wireless segment. The Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC.

Goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. The impairment test for goodwill involves comparing the estimated fair value of the reporting unit based on discounted future cash flows to the unit’s carrying value. The impairment test for indefinite-lived intangibles consists of comparing the estimated fair value of the intangible asset to its carrying value. For 2006 and 2005, the carrying values were lower than the estimated fair values, and no impairment charges were recorded. In 2004, the Company recorded an impairment charge of $2.4 million in the Consolidated Statements of Operations.

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

The Company retired certain Time Division Multiple Access (“TDMA”) network assets resulting in a charge of $23.7 million in the first quarter of 2005. Remaining TDMA assets were determined to be impaired in the fourth quarter of 2005, resulting in a charge of $18.6 million. These charges were included in “Asset impairments and other charges” in the Consolidated Statements of Operations. The Company calculated the fair value of the assets based on the appraised amount at which the assets could be sold in a current transaction between willing parties.

Investments — The Company has certain investments that do not have readily determinable fair market values. Investments over which the Company exercises significant influence are recorded under the equity method. The carrying value of equity method investments totaled $0.6 million at December 31, 2006 and $0 at December 31, 2005. Investments in which the Company owns less than 20% and cannot exercise significant influence over the investee operations are recorded at cost. The carrying value of these investments was approximately $1.8 million and $4.6 million as of December 31, 2006 and 2005, respectively. Investments are reviewed annually for impairment. If the carrying value of the investment exceeds its estimated fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference. The Company estimates fair value using external information and discounted cash flow analyses. During 2006, the Company sold a cost investment and recorded a gain of $3.2 million. Also in 2004, the Company received a return on capital on an investment and recorded a gain of $3.2 million. These gains are reflected in the Consolidated Statements of Operations under the heading “Other income, net.”

Revenue Recognition — The Company recognizes revenue as services are provided. Local and special access fees, which are billed monthly, and prepaid wireless receipts are collected in advance, but the revenue is not recognized until the service is provided. Postpaid wireless, long distance, switched access, data center management services, reciprocal compensation, and data and Internet product services are billed monthly in arrears. The Company bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the day of each billing cycle rarely coincides with the end of the Company’s reporting period for usage-based services such as postpaid wireless, long distance, and switched access, the Company must estimate service revenues earned but not yet billed. The Company bases its estimates upon historical usage and adjusts these estimates during the period in which the Company can determine actual usage, typically in the following reporting period.

Advanced billings for customer wireline phone service connection and activation are deferred and amortized into revenue on a straight-line basis over the average customer life. The associated connection and activation costs, to the extent of the upfront fees, are also deferred and amortized on a straight-line basis over the average customer life. For wireless activation revenue, since activation costs exceed activation revenues, both the activation revenue and associated costs are recorded upon the sale of the wireless handset.

With respect to arrangements with multiple deliverables, the Company follows the guidance in EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether more than one unit of accounting exists in an arrangement. To the extent that the deliverables are separable into multiple units of accounting, total consideration is allocated to the individual units of accounting based on their relative fair value, determined by the price of each deliverable when it is regularly sold on a stand-alone basis. Revenue is recognized for each unit of accounting as delivered or as service is performed depending on the nature of the deliverable comprising the unit of accounting.

The Company recognizes equipment revenue generally upon the performance of contractual obligations, such as shipment, delivery, installation or customer acceptance. The Company is a distributor of IT and telephony equipment and considers the criteria of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” when recording revenue, such as title transfer, risk of product loss, and collection risk. Based on this guidance, these equipment revenues and associated costs have generally been recorded on a gross basis, rather than recording the revenues net of the associated costs.

Pricing of local services is generally subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition and other public policy issues. Various regulatory rulings and interpretations could result in adjustments to revenue in future periods. The Company monitors these proceedings closely and adjusts revenue accordingly.

Advertising — Costs related to advertising are expensed as incurred and amounted to $26 million, $26 million, and $25 million in 2006, 2005, and 2004, respectively.

Legal Expenses — Legal costs incurred in connection with loss contingencies are expensed as incurred.

Income and Operating Taxes — The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. Deferred investment tax credits are being amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment. At December 31, 2006, the Company has $694.7 million of deferred tax assets. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. The Company believes adequate provision has been made for all open tax years in accordance with the Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The ultimate resolution to these issues may differ from the amounts currently estimated, in which case an adjustment would be made to the tax provision in that period. See “Recently Issued Accounting Standards” below for further discussion of FIN 48, which changes the requirements for recognition of tax benefits associated with tax deductions.

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

Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method. Under this method, SFAS 123(R) applies to new awards, awards modified, repurchased, or cancelled after January 1, 2006 and any unvested awards at that date. All outstanding stock option awards as of December 31, 2005 were fully vested and had no impact on the Company’s results of operations for 2006.

The fair value of stock options is determined using the Black-Scholes option-pricing model using assumptions such as volatility, risk-free interest rate, holding period and dividends. For all share-based payments, an assumption is also made for an estimated forfeiture rate based on the historical behavior of employees. The forfeiture rate reduces the total fair value of the awards to be recognized as compensation expense. The Company’s policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. Refer to Note 14 of the Consolidated Financial Statements for further discussion related to stock-based compensation.

The following table illustrates the effect on net income (loss) and basic and diluted earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in 2005 and 2004:

		Year Ended December 31,
(dollars in millions except per share amounts)		2005	2004
Net income (loss) as reported		$(64.5)	$64.2
Add: Stock-based compensation expense included in reported net income, net of related tax benefits		1.1	0.2
Deduct: Stock-based employee compensation expense determined under fair value method, net of related tax benefits		(7.6)	(8.5)

Pro forma net income (loss)		$(71.0)	$55.9

Basic earnings (loss) per share:	As reported	$(0.30)	$0.22
	Pro forma	(0.33)	0.19
Diluted earnings (loss) per share:	As reported	(0.30)	0.21
	Pro forma	(0.33)	0.18

Derivative Financial Instruments — The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company employs derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements, a particular type of derivative financial instrument, involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The Company has entered into a series of interest rate swaps with total notional amounts of $450 million that qualify as fair value hedges. Fair value hedges offset changes in the fair value of underlying assets and liabilities. The interest rate swaps are recorded at their fair values and the carrying value of the underlying hedged indebtedness is adjusted by the same corresponding value in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Recently Issued Accounting Standards

Staff Accounting Bulletin No. 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”) which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108, registrants are required to consider both a “rollover” method, which analyzes the impact of the misstatement on the financial statements based on the amount of the error originating in the income statement being analyzed, and the “iron curtain” method, which analyzes the impact of the misstatement on the financial statements based on the cumulative effect of the error on the income statement being analyzed. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company was required to adopt SAB 108 in 2006.

As of December 31, 2006, the Company has recorded a net adjustment of $9.0 million to opening retained earnings comprised of $14.2 million in operating tax liabilities, net of expected refunds, offset by the income tax effects of $5.2 million. The Company has determined that its past filing positions should have resulted in an accrual of a contingent liability in prior years. Historically, the Company has evaluated uncorrected differences utilizing the rollover approach. The Company believes the impact of not recording the operating taxes was not material to prior fiscal years under the rollover method. However, under SAB 108, adopted in 2006, the Company must assess materiality using both the rollover method and the iron-curtain method, which resulted in the $9.0 million adjustment to opening retained earnings.

The expense from the cumulative error arose from the following periods:

(dollars in millions)	2005	2004	Prior to 2004
Expense adjustment before income taxes	$5.3	$3.1	$5.8
Expense adjustment after income taxes	$3.3	$2.0	$3.7

The after-tax amounts for 2006 associated with the first three quarters of the year were $0.9 million in the first quarter, $0.9 million in the second quarter, and $0.6 million in the third quarter, and have been determined to be immaterial to those quarters. Accordingly, the entire impact for 2006 has been recorded in the fourth quarter.

The Company believes it has meritorious defenses related to the payment of these operating taxes and intends to defend its position in order to limit the ultimate payment of the fees.

Other Recently Issued Accounting Standards

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140.” The objective of the Statement is to simplify accounting for certain hybrid financial instruments, eliminate interim guidance in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. This Statement is effective for all financial instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Implementation of this Statement is not expected to have a material impact on the Company’s financial statements.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). This guidance requires that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or net basis, based on the entity’s accounting policy. This policy should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.” In addition, any such taxes that are reported on a gross basis, if material, should be disclosed. EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. Implementation of this Statement is not expected to have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, financial statement disclosure and transition rules. Under this Interpretation, a Company determines whether it is more likely than not that a tax position will be sustained upon examination by respective taxing authorities, including resolution of any litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is more likely than not realized. The Company will be required to adopt the provisions of FIN 48 related to all of the Company’s tax positions in the fiscal year beginning January 1, 2007. The cumulative effect of applying the provisions of the Interpretation will be reported as an adjustment to the opening balance of retained earnings. The Company has not yet completed its evaluation of FIN 48.

In September 2006, FASB ratified Emerging Issues Task Force Issue No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider” (“EITF 06-1”). This guidance requires the application of EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-9”), when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF

01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and, also, provides guidance for the classification of the expense. EITF 06-1 is effective for the first fiscal year that begins after June 15, 2007. Implementation of this Statement is not expected to have a material impact on the Company’s financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007. The Company has not yet assessed the impact of this Statement on the Company’s financial statements.

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

	Year Ended December 31,
(in millions, except per share amounts)	2006	2005	2004
Numerator:
Net income (loss)	$86.3	$(64.5)	$64.2
Preferred stock dividends	(10.4)	(10.4)	(10.4)

Numerator for basic and diluted EPS	$75.9	$(74.9)	$53.8

Denominator:
Denominator for basic EPS — weighted average common shares outstanding	246.8	245.9	245.1
Warrants	5.1	—	4.9
Stock-based compensation arrangements	1.4	—	0.5

Denominator for diluted EPS	253.3	245.9	250.5

Basic earnings (loss) per common share	$0.31	$(0.30)	$0.22

Diluted earnings (loss) per common share	$0.30	$(0.30)	$0.21

For 2006, the diluted EPS denominator properly excludes potential conversions to common stock of 20.4 million stock options, 12.4 million warrants, 0.5 million shares of performance based awards and time-based restricted stock, and the 3.1 million shares of 6 3/4% cumulative convertible preferred stock (each preferred share convertible into 1.44 common shares), either as a result of the treasury stock method or because these items, on an individual basis, have an anti-dilutive effect.

For 2005, the assumed conversions to common stock of 22.8 million stock options, 17.5 million warrants, 0.2 million shares of time-based restricted stock, and the 3.1 million shares of 6 3/4% cumulative convertible preferred stock (each preferred share convertible into 1.44 common shares) are excluded from the 2005 diluted EPS computations as these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

3. Restructuring Charges

2006 Restructuring

In September 2006, the Company incurred employee separation expense of $3.0 million related to the outsourcing of certain supply chain functions to improve operating efficiencies. Substantially all of the expense was associated with the Local segment and will be paid by 2008. The current portion of the restructuring reserve of $1.5 million was included in “Other current liabilities” and the long-term portion of $0.4 million was included in “Other noncurrent liabilities” in the Consolidated Balance Sheets at December 31, 2006.

The following table illustrates the activity in this reserve since inception:

Type of costs (dollars in millions)	Initial Charge	Utilizations	Balance December 31, 2006
Employee separation obligations	$3.0	$(1.1)	$1.9

2005 Restructuring

In late 2005, the Company incurred employee separation expense of $1.6 million related to the outsourcing of its directory assistance services. Substantially all of the expense was associated with the Local segment, and the remaining amounts will be paid in 2007. The restructuring reserve balance of $0.1 million and $1.5 million was included in “Other current liabilities” in the Consolidated Balance Sheets at December 31, 2006 and 2005, respectively.

The following table illustrates the activity in this reserve since inception:

Type of costs (dollars in millions)	Initial Charge	Utilizations	Balance December 31, 2005	Utilizations	Income	Balance December 31, 2006
Employee separation obligations	$1.6	$(0.1)	$1.5	$(1.2)	$(0.2)	$0.1

2004 Restructuring

In December 2004, the Company initiated a restructuring intended to improve operating efficiencies and reduce operating expenses. The 2004 restructuring charge of $11.2 million was comprised of $10.5 million in special termination benefits and $0.7 million in employee separation benefits. The Local, Wireless and Technology Solutions segments incurred charges of $10.5 million, $0.1 million, and $0.6 million, respectively. The Company paid $0.4 million and $0.3 million of the employee separation benefits in 2005 and 2004, respectively.

The following table illustrates the activity in this reserve since inception:

Type of costs (dollars in millions)	Initial Charge	Utilizations	Balance December 31, 2004	Utilizations	Balance December 31, 2005
Employee separation obligations	$0.7	$(0.3)	$0.4	$(0.4)	$—

2001 Restructuring

In 2001, the Company adopted a restructuring plan which included initiatives to consolidate data centers, reduce the Company’s expense structure, exit the network construction business, eliminate other non-strategic operations and merge the digital subscriber line (“DSL”) and certain dial-up Internet operations into the Company’s other operations. Impairment charges of $148.1 million and restructuring costs of $84.2 million were recorded in 2001 related to these initiatives. The cumulative restructuring charges incurred through December 31, 2006 for this plan total $94.7 million, composed of $71.9 million related to lease and other contract terminations, $22.4 million for employee separations, and $0.4 million for other exit costs. The Company completed the plan prior to 2003, except for certain lease obligations, which are expected to continue through 2015. Including amounts incurred to date, lease and other contract termination amounts are expected to total approximately $73.2 million.

The following table illustrates the activity in this reserve from December 31, 2003 through December 31, 2006:

Type of costs (dollars in millions)	Balance December 31, 2003	Expense	Utilizations	Balance December 31, 2004
Terminate contractual obligations	$13.8	$0.2	$(3.9)	$10.1

Type of costs (dollars in millions)	Balance December 31, 2004	Income	Utilizations	Balance December 31, 2005	Expense	Utilizations	Balance December 31, 2006
Terminate contractual obligations	$10.1	$(0.5)	$(1.4)	$8.2	$0.6	$(1.6)	$7.2

At December 31, 2006 and 2005, $1.4 million and $1.3 million, respectively, of the restructuring reserve balance was included in “Other current liabilities” in the Consolidated Balance Sheets. At December 31, 2006 and 2005, $5.8 million and $6.9 million, respectively, of the restructuring reserve balance was included in “Other noncurrent liabilities” in the Consolidated Balance Sheets.

4. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	December 31,		Depreciable Lives (Years)
(dollars in millions)	2006	2005
Land and rights-of-way	$5.7	$5.7	20-Indefinite
Buildings and leasehold improvements	220.0	205.7	2-40
Telephone plant	2,148.8	2,071.9	5-50
Computer and telecommunications equipment	56.8	79.3	2-20
Furniture, fixtures, vehicles, and other	130.2	121.8	5-20
Construction in process	25.0	24.7	n/a

Gross value	2,586.5	2,509.1
Accumulated depreciation	(1,767.7)	(1,708.7)

	$818.8	$800.4

Gross property, plant and equipment includes $32.3 million and $30.7 million of assets accounted for as capital leases in 2006 and 2005, respectively. These assets are included in the captions “Building and leasehold improvements,” “Computer and telecommunications equipment,” and “Furniture, fixtures, vehicles, and other.” Amortization of capital leases is included in “Depreciation” in the Consolidated Statements of Operations. Approximately 83% in 2006 and 90% in both 2005 and 2004 of “Depreciation,” as presented in the Consolidated Statements of Operations, was associated with the cost of providing services and products.

During the fourth quarter of 2003, the Company shortened the estimated remaining economic useful life of its legacy TDMA wireless network to December 31, 2006 due to the expected migration of its TDMA customer base to its Global System for Mobile Communications (“GSM”) network.

As part of the process of redeploying spectrum from the Company’s legacy TDMA wireless network to its GSM network to meet unexpected increasing demand for its GSM services, the Company made the decision in the first quarter of 2005 to retire certain TDMA assets in order to optimize its TDMA network performance. As a result of this early retirement of assets, in the first quarter of 2005 the Company recorded a charge of $23.7 million under the caption “Asset impairments and other charges.” In the second quarter of 2005, the lives of certain TDMA assets were shortened from the December 31, 2006 date being used, and depreciation was accelerated. The change in depreciation expense due to the change in estimate in the second quarter decreased 2005 operating income and net income by $7.7 million and $4.6 million, respectively.

In the fourth quarter of 2005, due to the rapid migration of TDMA customers to the Company’s GSM network and decreased revenue per remaining TDMA subscriber, the Company determined that the carrying value of the TDMA assets was not recoverable from the estimated future undiscounted cash flows resulting from the use of the asset. Therefore, an impairment charge of $18.6 million was recorded in the fourth quarter of 2005 to record the TDMA assets at fair value. The Company calculated the fair value of the assets based on the appraised amount at which the assets could be sold in a current transaction between willing parties. The impairment charge was recorded in the Consolidated Statements of Operations under the caption “Asset impairments and other charges.” After the impairment charges, the carrying value of the TDMA assets was less than $1 million at December 31, 2005.

To satisfy increasing demand for existing voice minutes of use by customers as well as to provide enhanced data services such as streaming video, the Company intends to construct a third generation (“3G”) network and deploy it on the newly purchased Advanced Wireless Services (“AWS’’) spectrum. Due to this implementation, lives of certain GSM assets were shortened and depreciation has been accelerated based on the new useful life. The increase in depreciation due to this acceleration was approximately $1.3 million in the fourth quarter of 2006.

During 2004, the Company retired certain assets with a net book value of $3.5 million and recorded the charge in the Consolidated Statements of Operations under the caption “Asset impairments and other charges.”

5. Acquisitions of Businesses and Wireless Licenses

Acquisition of Remaining Interest in Cincinnati Bell Wireless LLC

On February 14, 2006, the Company purchased Cingular’s 19.9% membership interest in Cincinnati Bell Wireless LLC (“CBW”). As a result, the Company paid purchase consideration of $83.0 million in cash to Cingular and incurred transaction expenses of $0.2 million. CBW is now a wholly-owned subsidiary of the Company. The Company funded the purchase with its Corporate credit facility and available cash.

The transaction was accounted for as a step acquisition using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The Company applied the purchase price against the minority interest and then allocated the remainder to identifiable tangible and intangible assets and liabilities acquired as follows:

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

The following table presents detail of the purchase price allocated to intangible assets of CBW as of the date of acquisition:

(dollars in millions)	Fair Value	Weighted Average Amortization Period
Intangible assets subject to amortization:
Customer relationships — subscribers	$11.6	7 years
Customer relationships — collocation towers	2.6	15 years
Contractual right — license	0.7	1 year

	14.9	8 years

Intangible assets not subject to amortization:
FCC Licenses	21.0	n/a
Trademarks	6.2	n/a

Total intangible assets	$42.1

The intangible asset for the relationship CBW has with its subscribers is being amortized using the sum-of-the-months digits method. Amortization of the customer relationship intangible asset associated with tower collocations utilizes a straight-line method. Tower collocation revenue is received from other wireless carriers for the placement of their radios on CBW towers. These amortization methods best reflect the estimated patterns in which the economic benefits will be consumed. For further discussion on amortization expense, refer to Note 6 of the Consolidated Financial Statements.

This acquisition has no effect on the Company’s operating income, which historically has included 100% of CBW’s operating income. However, for periods after the acquisition date, the 19.9% minority interest in the net income (loss) of CBW was no longer recorded.

The financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the acquisition had occurred as of the beginning of the periods presented:

	Year Ended December 31,
(dollars in millions, except per share amounts)	2006	2005
Revenue	$1,270.1	$1,209.6
Net income (loss)	85.8	(77.2)
Basic earnings (loss) per share	0.31	(0.36)
Diluted earnings (loss) per share	0.30	(0.36)

Automated Telecom Inc.

In May 2006, the Company purchased Automated Telecom Inc. (“ATI”) for a purchase price of $3.5 million to expand its geographical presence in order to better serve its customers located outside of the greater Cincinnati area. ATI is based in Louisville, Kentucky, with offices also located in Grand Rapids, Michigan, and St. Louis, Missouri. ATI is a reseller of, and maintenance provider for, telephony equipment. The purchase price was primarily allocated to customer relationship intangible assets, deferred tax liabilities and goodwill. The financial results of ATI are included in the Company’s Technology Solutions segment and were immaterial to the Company’s financial statements for the year ended December 31, 2006.

Wireless Licenses

In 2006, the Company purchased 20 MHz of advanced wireless spectrum for the Cincinnati and Dayton, Ohio regions and 10 MHz for the Indianapolis, Indiana region in the FCC Advanced Wireless Services spectrum auction for $37.1 million. These licenses are included in “Intangible assets, net” in the Consolidated Balance Sheets. To satisfy increasing demand for existing voice minutes of use by customers as well as to provide enhanced data services such as streaming video, the Company intends to construct a 3G network in its Cincinnati and Dayton regions and deploy it on the newly purchased AWS spectrum. The Company is considering its options with respect to the Indianapolis spectrum, which include expansion of its wireless operations into this area or lease of the spectrum to another wireless provider.

Subsequent Event

In February 2007, the Company signed an agreement to purchase a local telecommunications business, which offers voice, data and cable TV services, in Lebanon, Ohio for a purchase price of $7 million, of which $4.6 million will be paid in March 2007. The Company expects to fund the purchase with its available cash. Revenues of this business are approximately $6 million annually.

6. Goodwill and Intangible Assets

Goodwill

As of December 31, 2006 and 2005, goodwill totaled $53.3 million and $40.9 million, respectively. The changes in the carrying amount of goodwill for the year ended December 31, 2006, are as follows:

(dollars in millions)	Wireless	Technology Solutions	Other	Total
Balance as of December 31, 2005	$40.1	$—	$0.8	$40.9
Acquired during the year	10.2	2.2	—	12.4

Balance as of December 31, 2006	$50.3	$2.2	$0.8	$53.3

Intangible Assets

Summarized below are the carrying values for the major classes of intangible assets:

		December 31, 2006		December 31, 2005
(dollars in millions)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	8	$16.2	$(3.7)	$—	$—
Contractual right — license	1	0.7	(0.7)	—	—
Intangible assets not subject to amortization:
FCC Licenses	n/a	$94.2	$—	$35.8	$—
Trademarks	n/a	6.2	—	—	—

The changes in the intangible assets for the year ended December 31, 2006 compared to December 31, 2005 are primarily attributable to the acquisitions of ATI and the remaining 19.9% interest in CBW from Cingular, and the purchase of the wireless spectrum for $37.1 million. See Note 5 of the Consolidated Financial Statements for further discussion.

Amortization expense for intangible assets subject to amortization was $4.4 million for 2006, none for 2005 and $9.1 million for 2004. In 2004, as a result of the merger between Cingular Wireless and AT&T Wireless, the Company’s roaming and trade name agreements with AT&T Wireless were no longer operative. Accordingly, the remaining estimated useful lives of the assets were shortened and resulted in additional amortization expense of $7.4 million. The following table presents estimated amortization expense for intangible assets subject to amortization for the year ending:

(dollars in millions)
2007	$3.3
2008	2.4
2009	1.8
2010	1.5
2011	1.1

Additionally, the Company reclassified its pension-related intangible assets of $25.5 million at December 31, 2005, from “Other noncurrent assets” to “Intangible assets, net” in the Consolidated Balance Sheets. These intangibles relate to the prior service costs of the Company’s defined benefit pension plans. See Note 9 of the Consolidated Financial Statements for further discussion.

7. Debt

Debt is comprised of the following:

	December 31,
(dollars in millions)	2006	2005
Current portion of long-term debt:
Credit facility, Tranche B Term Loan	$4.0	$4.0
Capital lease obligations and other debt	3.3	7.3

Current portion of long-term debt	7.3	11.3

Long-term debt, less current portion:
Credit facility, Tranche B Term Loan	391.0	395.0
7 1/4% Senior Notes due 2013	496.9	500.0
8 3/8% Senior Subordinated Notes due 2014*	631.5	633.4
7% Senior Notes due 2015*	245.0	246.4
7 1/4% Senior Notes due 2023	50.0	50.0
Various Cincinnati Bell Telephone notes	230.0	230.0
Capital lease obligations and other debt	20.7	17.6

	2,065.1	2,072.4
Net unamortized premiums	0.8	1.0

Long-term debt, less current portion	2,065.9	2,073.4

Total debt	$2,073.2	$2,084.7

*	The face amount of these notes has been adjusted to mark hedged debt to fair values at December 31, 2006 and 2005.

In the first quarter of 2005, the Company completed the first of a two stage refinancing plan of its 16% Senior Subordinated Discount Notes due 2009 (“16% Notes”). In the third quarter of 2005, the Company completed the second stage of its plan with the refinancing of the 16% Notes. In stage one, the Company:

•

paid $9.7 million in fees to the holders of the Company’s 7 1/4% Senior Notes due 2013 (the “7 1/4% Notes due 2013”) for their consent to permit the Company to refinance its 16% Notes with new debt that would be pari passu to the 7 1/4% Notes due 2013;

•

issued, on February 16, 2005, $250 million new 7% Senior Notes due 2015 (“7% Senior Notes”) and $100 million in additional 8 3/8% Senior Subordinated Notes due 2014 (“8 3/8% Notes”) (collectively, the “New Bonds”);

•

established, on February 16, 2005, a new credit facility (“Corporate credit facility”) for a $250 million revolving line of credit that matures in February 2010 and also includes the right to request, but no lender is committed to provide, an increase in the aggregate amount of the Corporate credit facility of up to $500 million in future incremental borrowing capacity;

•	used the proceeds from the New Bonds and borrowings from the new Corporate credit facility to repay $438.8 million outstanding at December 31, 2004 on its previous credit facility; and

•

executed $350 million notional interest rate swaps to change the fixed rate nature of a part of the New Bonds and the previously outstanding 8 3/8% Notes to approximate the floating rate characteristics of the terminated credit facility.

In stage two, the Company:

•	issued $400 million of new term notes (the “Tranche B Term Loan”) on August 31, 2005 under the terms of the Corporate credit facility; and

•	retired the 16% Notes for $447.8 million, including repayment of accrued interest, using the proceeds from the Tranche B Term Loan and additional borrowings under the new Corporate credit facility.

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

Corporate Credit Facilities

Cincinnati Bell Inc., (the “Parent Company”), entered into the Corporate credit facility in February 2005. The $250 million revolving line of credit under the Corporate credit facility terminates in February 2010. Borrowings under the revolving credit facility bear interest, at the Company’s election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. The applicable margin is based on certain Company financial ratios and ranges between 1.25% and 2.25% for LIBOR rate advances, and 0.25% and 1.25% for base rate advances. Base rate is the higher of the bank prime rate or the federal funds rate plus 0.50%.

On August 31, 2005, the Company amended the Corporate credit facility to include a $400 million term loan. The Tranche B Term Loan bears interest at a per annum rate equal to, at the Company’s option, LIBOR plus 1.50% or the base rate plus 0.50%. The Tranche B Term Loan is subject to quarterly principal payments of $1 million beginning December 31, 2005 through September 30, 2011, and then in four quarterly installments of $94 million ending on August 31, 2012. The balance on the Tranche B Term Loan was $395 million at December 31, 2006.

The Company has a right to request, but no lender is committed to provide, an increase in the aggregate amount of the new credit facility, up to $500 million in incremental borrowings, which may be structured at the Company’s option as term debt or revolving debt. As of December 31, 2006, the Company had no outstanding borrowings under its revolving credit facility, and had outstanding letters of credit totaling $4.8 million, leaving $245.2 million in additional borrowing availability under its Corporate credit facility.

Voluntary prepayments of the Corporate credit facility and voluntary reductions of the unutilized portion of the revolving line of credit are permitted at any time. The average interest rate charged on borrowings under the Corporate credit facility was 6.6% and 5.6% in 2006 and 2005, respectively. The Company recorded interest expense of $27.9 million in 2006 and $9.5 million in 2005.

Under the Corporate credit facility, the Company pays commitment fees to the lenders on a quarterly basis at an annual rate equal to 0.50% of the unused amount of borrowings on the revolving line of credit. Additionally, the Company pays letter of credit fees on outstanding letters of credit based on certain Company financial ratios and ranges between 1.25% and 2.25%. These commitment fees were $1.2 million and $1.4 million in 2006 and 2005, respectively.

The Company and all its future or existing subsidiaries (other than Cincinnati Bell Telephone LLC (“CBT”), Cincinnati Bell Extended Territories LLC and certain immaterial subsidiaries) guarantee borrowings of Cincinnati Bell Inc. under the Corporate credit facility. Each of the Company’s current subsidiaries that is a guarantor of the Corporate credit facility is also a guarantor of the 7% Senior Notes, 7 1/4% Notes due 2013, and 8 3/8% Notes, with certain immaterial exceptions. Refer to Note 18 for supplemental guarantor information. The Company’s obligations under the Corporate credit facility are also collateralized by perfected first priority pledges and security interests in the following:

•	substantially all of the equity interests of the Company’s subsidiaries (other than subsidiaries of CBT and certain immaterial subsidiaries); and,

•	certain personal property and intellectual property of the Company and its subsidiaries (other than that of CBT, Cincinnati Bell Extended Territories LLC and certain immaterial subsidiaries).

The guarantee and security reflect the addition of CBW as a guarantor and certain of its assets as collateral due to its status as a wholly-owned subsidiary effective February 14, 2006 due to the Company’s purchase of Cingular’s minority ownership interest in CBW on that date.

The Corporate credit facility financial covenants require that the Company maintain certain leverage, interest coverage and fixed charge ratios. The facilities also contain certain covenants which, among other things, restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company were in default under the Corporate credit facility, no additional borrowings under this facility would be available until the default was waived or cured. The Company’s ability to borrow was not compromised as a result of any such default as of the date of this filing. The credit facilities provide for customary events of default, including a cross-default provision for failure to make any payment when due or permitted acceleration due to a default, both in respect to any other existing debt instrument having an aggregate principal amount that exceeds $35 million.

16% Senior Subordinated Discount Notes due 2009

On March 26, 2003, the Company received $350 million of gross cash proceeds from the issuance of the 16% Notes. Proceeds from the 16% Notes, net of fees, were used to pay down borrowings under the Company’s credit facilities. On August 31, 2005, the Company retired the 16% Notes for $447.8 million, including $7.7 million of accrued interest, using the proceeds from the Tranche B Term Loan and additional borrowings under the Corporate credit facility. The retirement resulted in a loss on debt extinguishment of $91.9 million. Interest on the 16% Notes was payable semi-annually on June 30 and December 31 of each year outstanding, whereby 12% was paid in cash and 4% was accreted on the aggregate principal amount. In addition, purchasers of the 16% Notes received 17.5 million common stock warrants, subject to anti-dilution provisions, each to purchase one share of Cincinnati Bell common stock at $3.00 each, which expire in March 2013. Of the total gross proceeds received, $47.5 million was allocated to the fair value of the warrants using the Black-Scholes option-pricing model and was recorded as a discount on the 16% Notes. Substantially all of these warrants remain outstanding at December 31, 2006.

The Company incurred $30.2 million and $43.7 million of cash interest expense related to the 16% Notes in 2005 and 2004, respectively. The Company recognized $10.1 million and $14.6 million in 2005 and 2004, respectively, of non-cash interest expense related to the 4% principal accretion. The Company recognized $5.4 million and $8.2 million in 2005 and 2004, respectively, of non-cash interest expense related to the amortization of the discount.

7 1/4% Senior Notes due 2013

On July 11, 2003, the Company issued $500.0 million of 7 1/4% Notes due 2013. Net proceeds totaled $488.8 million and were used to prepay term credit facilities and permanently reduce commitments under the Company’s revolving credit facility. Interest on the 7 1/4% Notes due 2013 is payable in cash semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2004. The 7 1/4% Notes due 2013 are unsecured senior obligations and rank equally with all of the Company’s existing and future senior debt and rank senior to all existing and future subordinated debt. The indenture governing the 7 1/4% Notes due 2013 contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing 7 1/4% Notes due 2013 provides for customary events of default, including a cross-default provision for failure for both non-payment at final maturity or acceleration due to a default of any other existing debt instrument that exceeds $20 million. The Company may redeem the 7 1/4% Notes due 2013 for a redemption price of 103.625%, 102.417%, 101.208%, and 100.000% after July 15, 2008, 2009, 2010, and 2011, respectively. The Company recorded interest expense of $36.2 million in 2006, 2005 and 2004 related to these senior notes.

Certain terms and conditions pertaining to these notes were altered as a result of a consent process undertaken as part of the first stage of the Company’s 2005 refinancing plan. In January 2005, the indenture governing the 7 1/4% Notes due 2013 (the “7 1/4% Indenture”) was amended to permit the Company to repurchase or redeem the 16% Notes without regard to the extent of the Company’s ability to make restricted payments as defined in the 7 1/4% Indenture. In addition, the 7 1/4% Indenture was also amended to, among other things, permit the classification of any potential call by the Company of Cingular’s minority interest ownership as a “permitted acquisition” and would therefore not be considered a restricted payment with regard to the 7 1/4% Indenture.

In the third quarter of 2006, the Company purchased and extinguished $3.1 million of 7 1/4% Notes due 2013 and recognized a loss on extinguishment of debt of $0.1 million. As of December 31, 2006 the Company has $496.9 million outstanding under the 7 1/4% Notes due 2013.

8 3/8% Senior Subordinated Notes due 2014

On November 19, 2003, the Company issued $540 million of 8 3/8% Notes. The net proceeds, after deducting the initial purchasers’ discounts and fees and expenses related to the 8 3/8% Notes, totaled $528.2 million. The Company used $524.6 million of the net proceeds to purchase all of the Company’s then outstanding Convertible Subordinated Notes due 2009, which bore interest at a rate of 9%, at a discounted price equal to 97% of their accreted value. The remaining proceeds were used to pay fees related to a credit facility amendment and to reduce outstanding borrowings under the revolving credit facility.

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

Interest on the 8 3/8% Notes is payable in cash semi-annually in arrears on January 15 and July 15, commencing on July 15, 2004. The 8 3/8% Notes are unsecured senior subordinated obligations, ranking junior to all existing and future senior indebtedness of the Company. The 8 3/8% Notes rank equally with all of the Company’s existing and future senior subordinated debt and rank senior to all future subordinated debt. The 8 3/8% Notes are guaranteed on an unsecured senior subordinated basis by each of the Company’s current subsidiaries that is a guarantor under the Corporate credit facility, with certain immaterial exceptions. The indenture governing the 8 3/8% Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 3/8% Notes provides for customary events of default, including a cross-default provision for both nonpayment at final maturity or acceleration due to a default of any other existing debt instrument that exceeds $20 million. The Company may redeem the 8 3/8% Notes for a redemption price of 104.188%, 102.792%, 101.396%, and 100.000% after January 15, 2009, 2010, 2011, and 2012, respectively. The Company incurred $53.6 million, $52.5 million and $45.2 million of interest expense related to these notes in 2006, 2005 and 2004, respectively.

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

Interest on the 7% Senior Notes is payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing August 15, 2005. The 7% Senior Notes are unsecured senior obligations ranking equally with all existing and future senior debt and ranking senior to all existing senior subordinated indebtedness, including senior subordinated notes, and subordinated indebtedness. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate credit facility is also a guarantor of the 7% Senior Notes on an unsecured senior basis, with certain immaterial exceptions. The indenture governing the 7% Senior Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 7% Senior Notes provides for customary events of default, including a cross-default provision for both nonpayment at final maturity or acceleration due to a default of any other existing debt instrument that exceeds $20 million.

The Company may redeem the 7% Senior Notes for a redemption price of 103.500%, 102.333%, 101.167%, and 100.000% after February 15, 2010, 2011, 2012 and 2013, respectively. At any time prior to February 15, 2010, the Company may redeem all or part of the 7% Senior Notes at a redemption price equal to the sum of 1) 100% of the principal, plus 2) the greater of (a) 1% of the face value of the 7% Senior Notes to be redeemed, or (b) the excess over the principal amount of the sum of the present values of (i) 103.5% of the face value of the 7% Senior Notes, and (ii) interest payments due from the date of redemption through February 15, 2010, in each case discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rates plus 0.50%, plus 3) accrued and unpaid interest, if any, to the date of redemption. Prior to February 15, 2008, the Company may redeem up to a maximum of 35% of the principal amount of the 7% Senior Notes with the net cash proceeds of one or more equity offerings by the Company at a redemption price equal to 107%, plus accrued and unpaid interest, if any, to the redemption date. The Company incurred $17.5 million and $15.3 million of interest expense related to these notes in 2006 and 2005, respectively.

7 1/4% Senior Notes due 2023

In July 1993, the Company issued $50 million of 7 1/4% Senior Notes due 2023. The indenture related to these 7 1/4% Senior Notes due 2023 does not subject the Company to restrictive financial covenants, but it does contain a covenant providing that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding 7 1/4% Senior Notes due 2023 equally and ratably with the indebtedness or obligations secured by such liens. The 7 1/4% Senior Notes due 2023 are collateralized with assets of the Company (but not its subsidiaries) by virtue of the lien granted under the Corporate credit facility. Interest on the 7 1/4% Senior Notes due 2023 is payable semi-annually on June 15 and December 15. The Company may not redeem the 7 1/4% Senior Notes due 2023 prior to maturity. The indenture governing the 7 1/4% Senior Notes due 2023 provides for customary events of default, including a cross-default provision for failure to make any payment when due or permitted acceleration due to a default of any other existing debt instrument that exceeds $20 million. The Company recorded $3.6 million of interest expense related to these notes in each of 2006, 2005, and 2004.

Cincinnati Bell Telephone Notes

CBT has $80 million in notes outstanding that are guaranteed by Cincinnati Bell Inc. but not the other subsidiaries of Cincinnati Bell Inc. These notes have original maturities of up to 30 years and mature in 2023. Interest rates on this indebtedness range from 7.18% to 7.27%. These notes may be redeemed at any time, subject to proper notice.

In 1998, CBT issued $150 million in aggregate principal amount of 6.30% unsecured senior notes due 2028, which is guaranteed on a subordinated basis by the Company. These notes may be redeemed at any time, subject to proper notice.

The indentures governing these notes provide for customary events of default, including a cross-default provision for failure to make any payment when due or permitted acceleration due to a default of any other existing debt instrument that exceeds $20 million. The Company recorded $15.2 million, $16.5 million and $16.5 million of interest expense in 2006, 2005, and 2004, respectively, related to the CBT notes.

Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”). SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability discounted to the present value. The Company had $23.2 million in total indebtedness relating to capitalized leases as of December 31, 2006, $20.7 million of which was considered long-term. The underlying leased assets generally secure the capital lease obligations. For 2006, 2005 and 2004, the Company recorded $1.3 million, $1.3 million and $1.6 million, respectively, of interest expense related to capital lease obligations.

Debt Maturity Schedule

As of December 31, 2006, the following table summarizes the Company’s annual principal maturities of debt and capital leases for the five years subsequent to December 31, 2006, and thereafter:

(dollars in millions)	Debt	Capital Leases	Total Debt
Year ended December 31,
2007	$4.8	$2.5	$7.3
2008	4.0	2.3	6.3
2009	4.0	2.5	6.5
2010	4.0	6.9	10.9
2011	97.0	2.3	99.3
Thereafter	1,948.9	6.7	1,955.6

	2,062.7	23.2	2,085.9
Interest rate swaps	(13.5)	—	(13.5)
Net unamortized premiums	0.8	—	0.8

Total debt	$2,050.0	$23.2	$2,073.2

For capital leases, total lease payments including interest are $4.3 million for 2007, $3.9 million for 2008, $3.9 million for 2009, $8.2 million for 2010, $2.9 million for 2011, and $7.9 million thereafter.

Deferred Financing Costs

Deferred financing costs are costs incurred in connection with obtaining long-term financing. These costs are amortized as interest expense over the terms of the related debt agreements. As of December 31, 2006 and 2005, deferred financing costs totaled $34.0 million and $39.2 million, respectively. The related expense, included in “Interest expense” in the Consolidated Statements of Operations amounted to $5.1 million, $7.1 million, and $12.5 million during 2006, 2005 and 2004, respectively. In 2006, the Company wrote-off deferred financing costs of $0.1 million related to the $3.1 million debt prepayment for the 7 1/4% Notes due 2013. In 2005, the Company wrote-off deferred financing costs of $7.9 million and $9.1 million related to the extinguishment of the previous credit facility and the 16% Notes, respectively. The write-offs of deferred financing costs were included in the Consolidated Statements of Operations under the caption “Loss on extinguishment of debt.”

Fair Value

The carrying amounts of debt, excluding capital leases and net unamortized premiums, at December 31, 2006 and 2005 were $2,049.2 million and $2,061.5 million, respectively. The estimated fair values at December 31, 2006 and 2005 were $2,104 million and $2,059 million, respectively. These fair values were estimated based on the year-end closing market prices of the Company’s debt and of similar liabilities.

8. Financial Instruments

The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company attempts to maintain an optimal balance of fixed rate and variable rate indebtedness in order to attain low overall borrowing costs while mitigating exposure to interest rate fluctuations. The Company employs derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. In particular, the Company currently has outstanding interest rate swap agreements in which the Company exchanges fixed rate interest payments for variable rate interest payments on $450 million notional amounts. Including the impact of the interest rate swap agreements, approximately 60% of the Company’s indebtedness was based on fixed interest rates at December 31, 2006 and 2005. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

In June 2004, the Company entered into a series of fixed-to-variable interest rate swaps with total notional amounts of $100 million that qualify for fair value hedge accounting. In February and March 2005, in conjunction with the Company’s 2005 refinancing plan, an additional $350 million in fixed-to-variable interest rate swaps were executed which were also designated as fair value hedges. Fair value hedges offset changes in the fair value of underlying assets and liabilities. The Company’s interest rate swaps at December 31, 2006 and 2005 are recorded at their fair value, and the carrying values of the underlying liabilities hedged (the 7% Senior Notes and 8 3/8% Notes) are adjusted by the same corresponding value in accordance with SFAS 133. The fair value of these instruments is based on estimates using available market information and appropriate valuation methodologies. As of December 31, 2006 and 2005, the fair value of interest rate swap contracts was a liability of $13.5 million and $10.2 million, respectively.

Realized gains and losses from the interest rate swaps are recognized as an adjustment to interest expense in each period. These realized gains (losses) totaled $(1.3) million, $5.4 million, and $1.9 million in 2006, 2005, and 2004, respectively.

The Company is exposed to credit risk on its interest rate swaps in the event of non-performance by counterparties. However, because its hedging activities are transacted with highly rated institutions, the Company does not anticipate non-performance by any of these counterparties. Additionally, the Company has entered into agreements that limit its credit exposure to the fair value of the interest rate swap agreements. The Company does not require collateral from its counterparties.

9. Employee Benefit Plans and Postretirement Benefits Other Than Pensions

Savings Plans

The Company sponsors several defined contribution plans covering substantially all employees. The Company’s contributions to the plans are based on matching a portion of the employee contributions. Company and employee contributions are invested in various investment funds at the direction of the employee. Company contributions to the defined contribution plans were $4.8 million, $4.5 million and $5.3 million for 2006, 2005, and 2004, respectively.

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

In May 2005, the Company reached an agreement with the union for bargained-for employees as to the terms of a new labor contract. Employees retiring under the new agreement are provided Company-sponsored healthcare through the use of individual Health Reimbursement Accounts (“HRAs”), which provides for Company contributions of a fixed amount per retiree that the retiree can use to purchase their healthcare from among the various plans offered. The Company agreed to increase the HRA amount annually over the life of the labor agreement. The retiree pays for healthcare premiums and other costs in excess of the HRA amount. Contrary to past practice, no agreement was made to waive the implementation of this cost-sharing feature. Based on this new agreement, effective June 1, 2005, the Company modified its assumptions for the actuarial calculation of retiree medical costs, including assumptions regarding cost sharing by retirees. The assumption change for cost sharing with retirees was the primary cause for the $14.4 million increase in postretirement and other benefits expense in 2005 compared to 2004. Postretirement medical and other expense was $35.3 million, $35.9 million, and $21.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expands Medicare to include outpatient prescription drug benefits and introduces a federal non-taxable subsidy beginning in 2006, that provides a benefit that is at least actuarially equivalent to Medicare Part D, to sponsors of retiree health care benefit plans. The Company received a subsidy of $0.8 million in 2006.

Components of Net Periodic Cost

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans. Pension and postretirement benefit costs for these plans were comprised of:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions)	2006	2005	2004	2006	2005	2004
Service cost	$8.8	$8.0	$8.1	$3.5	$4.3	$2.1
Interest cost on projected benefit obligation	27.7	27.2	27.3	19.9	20.5	16.3
Expected return on plan assets	(34.9)	(38.2)	(41.4)	(4.8)	(5.6)	(6.3)
Special termination benefit	—	—	10.5	—	—	—
Amortization of:
Transition (asset)/obligation	—	(1.1)	(1.8)	4.2	4.2	4.2
Prior service cost	3.4	3.3	3.1	7.7	10.3	3.8
Net (gain) loss	3.9	2.2	(0.9)	4.8	2.2	1.4

Benefit costs	$8.9	$1.4	$4.9	$35.3	$35.9	$21.5

Funded Status

Reconciliation of the beginning and ending balances of the plans’ funded status follows:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at January 1,	$500.1	$504.5	$356.7	$416.4
Service cost	8.8	8.0	3.5	4.3
Interest cost	27.7	27.2	19.9	20.5
Amendments	—	3.1	—	(70.8)
Actuarial loss	17.6	7.7	4.3	10.9
Benefits paid	(52.3)	(50.4)	(28.2)	(26.0)
Retiree drug subsidy received	—	—	0.8	—
Other	—	—	2.0	1.4

Benefit obligation at December 31,	$501.9	$500.1	$359.0	$356.7

Change in plan assets:
Fair value of plan assets at January 1,	$440.4	$458.7	$58.4	$77.7
Actual return on plan assets	53.1	29.5	4.6	2.5
Employer contribution	2.5	2.6	10.8	4.2
Retiree drug subsidy received	—	—	0.8	—
Benefits paid	(52.3)	(50.4)	(28.2)	(26.0)

Fair value of plan assets at December 31,	$443.7	$440.4	$46.4	$58.4

Reconciliation to Balance Sheet:
Unfunded status	$(58.2)	$(59.7)	$(312.6)	$(298.3)

Unrecognized transition obligation		—		29.5
Unrecognized prior service cost		25.5		80.8
Unrecognized net loss		79.3		79.7
Adjustment for minimum pension liability		(103.8)		—

Accrued benefit cost		$(58.7)		$(108.3)

In October 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the Company to recognize the overfunded or underfunded status for the Company’s benefit plans, with changes in the funded status recognized as a separate component to shareowners’ equity. SFAS 158 also requires the Company to measure the funded status of the benefit plans as of the year-end balance sheet date no later than 2008. The Company’s measurement date for all of its employee benefit plans was the year-end balance sheet date. Effective December 31, 2006, the Company adopted SFAS 158 and its incremental effect on individual line items in the Consolidated Balance Sheet as of December 31, 2006 was as follows:

(dollars in millions)	Before Application of SFAS 158	Additional Minimum Pension Liabilities	SFAS 158 Adjustments	After Application of SFAS 158
Accrued pension and postretirement benefits	$(199.5)	$6.9	$(178.2)	$(370.8)
Deferred income tax benefit, net	622.8	(1.4)	73.3	694.7
Pension intangible assets	25.5	(3.3)	(22.2)	—
Total liabilities	(2,634.1)	6.9	(178.2)	(2,805.4)
Accumulated other comprehensive loss	(49.6)	2.2	(127.1)	(174.5)
Total shareowners’ deficit	(666.7)	2.2	(127.1)	(791.6)

The amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2006	2005	2006	2005
Accrued payroll and benefits (current liability)	$(6.1)	$(2.2)	$(9.3)	$(8.4)
Accrued pension and postretirement benefits (noncurrent liability)	(52.1)	(56.5)	(303.3)	(99.9)
Intangible assets	—	25.5	—	—

As of December 31, 2006 and 2005, the Company’s accumulated benefit obligation (“ABO”) related to its pension plans was $501.9 million and $499.1 million, respectively.

Amounts recognized in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2006	2005	2006	2005
Transition obligation	$—	$—	$(25.3)	$—
Net prior service cost	(22.2)	—	(73.1)	—
Actuarial net loss	(74.7)	(78.3)	(79.8)	—

	(96.9)	(78.3)	(178.2)	—
Income tax effect	35.4	28.7	65.2	—

	$(61.5)	$(49.6)	$(113.0)	—

The following amounts currently included in “Accumulated other comprehensive loss” are expected to be recognized in 2007 as a component of net periodic pension and postretirement cost:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits
Transition obligation	$—	$4.2
Prior service cost	3.2	7.7
Actuarial loss	2.8	2.8

Plan Assets and Investment Policies and Strategies

The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk. This is provided by a balanced strategy using fixed income and equities.

The pension plans’ assets consist of the following:

	Target Allocation 2007	Percentage of Plan Assets at December 31,
		2006	2005
Plan assets:
Fixed income	20 - 38%	30.0%	30.4%
Equity securities *	55 - 65%	59.9%	60.1%
Real estate	8 - 12%	10.1%	9.5%

Total		100.0%	100.0%

*	Pension plan assets include $6.4 million and $4.9 million in Company common stock at December 31, 2006 and 2005, respectively.

The postretirement and other plans’ assets consist of the following:

	Health Care			Group Life Insurance
	Target Allocation 2007	Percentage of Plan Assets at December 31,		Target Allocation 2007	Percentage of Plan Assets at December 31,
		2006	2005		2006	2005
Plan assets:
Fixed income	35 - 45%	36.3%	40.9%	35 - 45%	41.0%	42.3%
Equity securities	55 - 65%	63.7%	59.1%	55 - 65%	59.0%	57.7%

Total		100.0%	100.0%		100.0%	100.0%

The Company expects to make cash payments related to its pension and postretirement health plans in 2007 of $6 million and $11 million, respectively.

The Pension Protection Act of 2006 (the “Act”) was enacted on August 17, 2006. Most of its provisions will become effective in 2008. The Act significantly changes the funding requirements for single-employer defined benefit pension plans. The funding requirements will now largely be based on a plan’s calculated funded status, with faster amortization of any shortfalls or surpluses. The Act directs the U.S. Treasury Department to develop a new yield curve to discount pension obligations for determining the funded status of a plan when calculating the funding requirements.

Additional Minimum Pension Liability

An additional minimum pension liability adjustment was required in 2005 for the three pension plans as the accumulated benefit obligation exceeded the fair value of pension plan assets for each of those plans as of the measurement date. The additional minimum pension liability is recorded as an intangible asset to the extent the Company has unrecognized prior service costs with the remainder charged to accumulated other comprehensive loss, net of deferred tax assets. The Company’s additional minimum pension liability (before the effect of income taxes) was $103.8 million at December 31, 2005.

In 2006, an adjustment decreasing the amount of additional minimum pension liability (before the effect of income taxes) of $6.9 million was recorded. Upon the adoption of SFAS 158, the Company is no longer required to record an additional minimum pension liability as the unfunded status has been recorded at December 31, 2006.

Contributions and Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years from the Company and the assets of the Company’s pension plans and postretirement health plans:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2007	$41.6	$28.5	$1.5
2008	41.6	29.8	1.7
2009	42.3	30.6	1.9
2010	42.2	31.2	2.1
2011	41.9	31.4	2.2
Years 2012-2016	211.4	145.8	14.3

Assumptions

The following are the weighted average assumptions used in accounting for the pension and postretirement benefit cost:

	Pension Benefits			Postretirement and Other Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.50%	5.50%	6.00%	5.50%	5.46%	6.00%
Expected long-term rate of return on pension and health plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
Expected long-term rate of return on group life plan assets	n/a	n/a	n/a	8.25%	8.25%	8.00%
Future compensation growth rate	4.10%	4.10%	4.50%	4.10%	4.10%	4.50%

The following are the weighted average assumptions used in accounting for and measuring the pension and postretirement benefit obligation:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2006	2005	2006	2005
Discount rate	5.75%	5.50%	5.75%	5.50%
Future compensation growth rate	4.10%	4.10%	4.10%	4.10%

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the participants’ benefit horizons, the mix of investments held directly by the plans, and the current view of expected future returns, which is influenced by historical averages.

Changes in actual asset return experience and discount rate assumptions can impact the Company’s operating results, financial position and cash flows. Actual asset return experience results in an increase or decrease in the asset base and this effect, in conjunction with a decrease in the pension discount rate, may result in a plan’s assets being less than a plan’s benefit obligation.

The assumed health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2006, was 10.0% and is assumed to decrease gradually to 4.5% by the year 2013. In addition, a one-percentage point change in assumed health care cost trend rates would have the following effect on the postretirement benefit costs and obligation:

(dollars in millions)	1% Increase	1% Decrease
2006 service and interest costs	$2.9	$(2.3)
Postretirement benefit obligation at December 31, 2006	$34.6	$(29.1)

10. Minority Interest

For the periods presented in these Consolidated Financial Statements through February 14, 2006, Cingular maintained a 19.9% ownership in CBW. The minority interest balance was adjusted as a function of Cingular’s 19.9% share of the net income (loss) of CBW, with an offsetting amount being reflected in the Consolidated Statements of Operations under the caption “Minority interest income.” On February 14, 2006, the Company purchased Cingular’s 19.9% membership interest in CBW for $83.2 million. As a result, CBW is now a wholly-owned subsidiary of the Company, and for periods after the acquisition date, no further CBW minority interest was recorded. Refer to Note 5 for discussion of the transaction.

11. Shareowners’ Deficit

Common Shares

The par value of the Company’s common shares is $0.01 per share. At December 31, 2006 and 2005, common shares outstanding were 247.5 million and 247.2 million, respectively. In 1999, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $200 million of common shares of the Company. The Company’s common shares outstanding are net of approximately 8.2 million and 7.9 million shares at December 31, 2006 and 2005, respectively, that were repurchased by the Company under its share repurchase program and certain management deferred compensation arrangements for a total cost of $146.8 million and $145.5 million at December 31, 2006 and 2005, respectively.

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

The Company issued 155,250 voting shares of 6 3/4% cumulative convertible preferred stock at stated value. These shares were subsequently deposited into a trust in which the underlying 155,250 shares are equivalent to 3,105,000 depositary shares. Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 1.44 shares of Company common stock per depositary share of 6 3/4% cumulative convertible preferred stock. Annual dividends on the outstanding 6 3/4% cumulative convertible preferred stock of $10.4 million are payable quarterly in arrears in cash, or in common stock in certain circumstances if cash payment is not legally permitted. The liquidation preference on the 6 3/4% cumulative convertible preferred stock is $1,000 per share (or $50 per depositary share). The Company paid $10.4 million in dividends in 2006, 2005 and 2004.

Warrants

As part of the issuance of the 16% Notes in March 2003, the purchasers of the 16% Notes received 17.5 million common stock warrants, which expire in March 2013, to purchase one share of Cincinnati Bell common stock at $3.00 each. Of the total gross proceeds received for the 16% Notes, $47.5 million was allocated to the fair value of the warrants using the Black-Scholes option-pricing model. This value less applicable issuance costs was recorded to “Additional paid-in capital” in the Consolidated Balance Sheets. Warrants for 50,000 shares were exercised in 2005, and the remaining warrants are outstanding at December 31, 2006.

Accumulated Other Comprehensive Loss

The Company’s shareowners’ deficit includes an accumulated other comprehensive loss and is comprised of pension and postretirement unrecognized prior service cost, unrecognized transition (asset) obligation and unrecognized actuarial losses, net of taxes, of $174.5 million and $49.6 million at December 31, 2006 and 2005, respectively. The increase from December 31, 2005 was primarily due to the adoption of SFAS 158. Refer to Note 9 for further discussion.

12. Commitments and Contingencies

Commitments

The Company leases certain circuits, facilities and equipment used in its operations. Operating lease expense was $22.9 million, $21.2 million and $24.8 million in 2006, 2005, and 2004, respectively. Operating leases include tower site leases that provide for renewal options with fixed rent escalations beyond the initial lease term. In 2004, the Company recorded a $3.2 million adjustment related to prior periods to account for certain rent escalations associated with its tower site leases on a straight-line basis. These rent escalations are associated with lease renewal options that were deemed to be reasonably assured of renewal, thereby extending the initial term of the leases. The adjustment was not considered material to the 2004 earnings or to any prior years’ earnings, earnings trends or individual financial statement line items.

At December 31, 2006, future minimum lease payments required under operating leases, excluding certain data center leases which are recorded as a restructuring liability (refer to Note 3), having initial or remaining non-cancelable lease terms in excess of one year are as follows:

(dollars in millions)
2007	$16.5
2008	15.1
2009	14.2
2010	13.9
2011	14.1
Thereafter	179.3

Total	$253.1

Vendor Concentration

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services, which, in 2004, was extended to December 31, 2010. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting and technical support services for the Company within CBT’s operating territory. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. The contract extension reduced the Company’s annual commitment in 2004 and 2005 to $35.0 million from $45.0 million. Beginning in 2006, the minimum commitment is reduced 5% annually. The Company paid $34.3 million, $36.1 million and $37.5 million under the contract in 2006, 2005 and 2004, respectively.

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

On April 28, 2006, the Company and plaintiffs entered into a Memorandum of Understanding (“MOU”), which set forth an agreement in principle to settle this matter. For these lawsuits and the derivative complaint discussed below, the Company reserved $6.3 million in the first quarter of 2006 to reflect its contribution to the settlement fund and to cover other settlement-related expenses. Under the MOU agreement, the Company and certain of its insurance carriers agreed to contribute a total of $36 million to settle the claims in this matter and obtain in exchange a release of all claims from the class members.

On July 12, 2006, the Company and plaintiffs entered into a definitive Stipulation and Agreement of Settlement reflecting the terms of the above-referenced MOU. On July 21, 2006, Judge Rice issued a Preliminary Order approving the notice and proof of claim forms to be mailed to class members and scheduled a Settlement Fairness Hearing. The Settlement Fairness Hearing took place on September 6, 2006. On December 1, 2006, all objections to the proposed settlement were withdrawn and the court gave final approval of the settlement and dismissed all claims with prejudice.

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

On February 22, 2006, the Company entered into a Stipulation and Agreement of Settlement of ERISA Actions (the “Agreement”) providing for the settlement of the consolidated case with no finding or admission of any wrongdoing by any of the defendants in the lawsuit. Under the Agreement, defendants were obligated to pay

$11 million, which payment has been made on their behalf by their insurers, to a fund to settle the claims of, and obtain a release of all claims from, the class members. On March 13, 2006, the Court issued an order giving preliminary approval of the Agreement and scheduled a Settlement Fairness Hearing. The Settlement Fairness Hearing took place on June 22, 2006. On October 5, 2006, the Court issued a final order approving the Stipulation and Agreement of Settlement as submitted by the parties. Accordingly, this case has been dismissed with prejudice.

Freedom Wireless vs. BCGI, et al U.S. District Court, District of Massachusetts, Case No. 05-110620-EFH.

On September 16, 2005, Freedom Wireless filed a patent infringement action against 24 wireless service providers, including CBW. The suit alleged that the defendant wireless service providers were in violation of a patent owned by Freedom Wireless. CBW obtained its rights to use the technology in question through Boston Communications Group Inc. (“BCGI”). BCGI has acknowledged its obligation to indemnify CBW in accordance with the terms of the license agreement. This lawsuit was preceded by a direct patent infringement suit against BCGI by Freedom Wireless, in which BCGI was found liable. On July 21, 2006, BCGI issued a press release indicating that it had reached a settlement agreement with Freedom Wireless in the underlying patent infringement action. On October 16, 2006, Freedom Wireless filed a Notice of Dismissal dismissing with prejudice all patent infringement claims against CBW arising from the alleged patent infringement by BCGI. Accordingly, the Company considers this case to be closed.

Indemnifications Related to the Sale of Broadband Assets

The Company indemnified the buyer of the broadband assets against certain potential claims, but all indemnifications have expired except for those related to title and authorization. The title and authorization indemnification was capped at 100% of the purchase price of the broadband assets, which is approximately $71 million.

In order to determine the fair value of the indemnity obligations, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. In 2006, the Company decreased the liability related to the indemnity obligations from $4.1 million to $1.2 million and recorded $2.9 million of income as a result of the expiration of certain warranties and guarantees. This income was included in “Gain on sale of broadband assets” in the Consolidated Statement of Operations. During 2005, no additional representations or warranties expired. In 2004, the Company decreased the liability related to the indemnity obligations to $4.1 million due to the expiration of the general representations and warranties and no broker warranties, and recorded $3.7 million as “Gain on sale of broadband assets” in the Consolidated Statement of Operations.

Additionally, in 2004, the Company paid $2.7 million related to indemnity obligations under a legal settlement agreement.

13. Income Taxes

Income tax provision (benefit) consists of the following:

	Year Ended December 31,
(dollars in millions)	2006	2005	2004
Current:
Federal	$2.6	$1.0	$(0.5)
State and local	3.7	1.2	1.5

Total current	6.3	2.2	1.0
Investment tax credits	(0.4)	(0.5)	(0.3)
Deferred:
Federal	50.1	(21.2)	52.8
State and local	45.5	34.1	10.4

Total deferred	95.6	12.9	63.2
Valuation allowance	(33.2)	39.7	(27.8)

Total	$68.3	$54.3	$36.1

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2006	2005	2004
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax	11.6	(101.2)	10.5
Change in valuation allowance, net of federal income tax	(14.0)	(253.6)	(18.0)
State law changes	8.7	(120.7)	—
Nondeductible interest expense	5.4	(72.7)	7.7
Other differences, net	(2.5)	(19.2)	0.8

Effective tax rate	44.2%	(532.4)%	36.0%

The total income tax expense (benefit) recognized by the Company consists of the following:

	Year Ended December 31,
(dollars in millions)	2006	2005	2004
Income tax provision (benefit) related to:
Continuing operations	$68.3	$54.3	$36.1
Other comprehensive income	(71.9)	(24.6)	(2.2)
Effect of SAB 108	(5.2)	—	—

Total income tax provision (benefit)	$(8.8)	$29.7	$33.9

The Company generated an income tax benefit from the exercise of certain stock options in 2006, 2005, and 2004 of $0.7 million, $0.1 million, and $1.3 million, respectively. This benefit resulted in a decrease in current income taxes payable and an increase in additional paid-in capital.

In February 2006, the Kentucky Revenue Cabinet issued state tax regulations, which may limit the Company’s ability to use its state net operating loss carryforwards against future state taxable income. The Company recorded a one-time income tax charge of $3.6 million in the first quarter of 2006.

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

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
(dollars in millions)	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$714.7	$817.3
Pension and postretirement benefits	147.0	58.7
Other	48.0	31.9

Total deferred tax assets	909.7	907.9
Valuation allowance	(150.7)	(183.9)

Total deferred tax assets, net of valuation allowance	759.0	724.0

Deferred tax liabilities:
Property, plant and equipment	55.4	32.1
Federal deferred liability on state deferred tax assets	8.3	11.3
Other	0.6	—

Total deferred tax liabilities	64.3	43.4

Net deferred tax assets	$694.7	$680.6

As of December 31, 2006, the Company had approximately $1.6 billion of federal operating loss tax carryforwards, with a deferred tax asset value of approximately $559.4 million and approximately $155.3 million in deferred tax assets related to state and local operating loss tax carryforwards. The majority of the remaining tax loss carryforwards will generally expire between 2017 and 2023. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards. The Company had a valuation allowance of $150.7 million and $183.9 million for the years ended December 31, 2006 and 2005, respectively. The net decrease in the valuation allowance of $33.2 million during 2006 was primarily due to a change in future utilization estimates of state net operating loss carryforwards and the impact of Texas legislation instituting a gross margin tax while eliminating the Texas corporate income tax.

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

14. Stock-Based Compensation Plans

The Company generally grants performance-based awards, time-based restricted shares and stock options. The numbers of shares authorized and available for grant under these plans were approximately 78.3 million and 33.8 million, respectively, at December 31, 2006.

Performance-Based Awards

Awards granted generally vest over three years and upon the achievement of certain cash flow objectives. Prior to January 1, 2006, performance-based awards were accounted for under APB 25. Upon the adoption of SFAS 123(R), performance-based awards are now expensed based on its grant date fair value if it is probable that the performance conditions will be achieved. The Company granted, in 2006, performance units that provide for the recipients to receive up to 819,750 shares, of which 273,250 shares vested in 2006. The fair value of the performance units on the date of grant was $4.29 per share. During 2005, the Company granted 809,700 shares of performance-based stock awards, of which 360,000 shares were vested in 2005. Of the awards granted in 2005, 171,130 shares vested and 5,836 shares were forfeited in 2006. The fair value of the 2005 performance-based awards was $4.30 per share. There were no performance-based awards granted in 2004. The Company recognized expense of $2.2 million in 2006 and $1.4 million in 2005, related to these awards. As of December 31, 2006, unrecognized compensation expense related to performance-based awards was $0.3 million, which is expected to be recognized in 2007.

Time-Based Restricted Shares

The Company issued 253,199 of time-based restricted shares in December 2006, which vest in one-third increments over a period of three years and have a fair value of $4.74 per share at the grant date. In 2005, the Company issued 27,400 shares of time-based restricted shares, of which 23,600 vested in 2006 and the remaining 3,800 awards were forfeited. The fair value of the time-based restricted shares granted in 2005 was $4.60 per share at the date of grant. The Company granted 140,000 shares of time-based restricted shares during 2004 with a two-year vesting period, of which 10,000 shares were forfeited in 2005 and 130,000 shares vested in 2006. The fair value of the shares granted in 2004 was $5.43 per share at the date of grant. The Company recognized compensation expense of $0.1 million in 2006, $0.4 million in 2005 and $0.3 million in 2004, related to time-based restricted shares. As of December 31, 2006, unrecognized compensation expense related to these shares was $0.8 million, which is expected to be recognized over the next three years.

Stock Option Awards

Generally, stock options have ten-year terms and vesting terms of three years. On December 30, 2005, the Company accelerated the vesting of all “out-of-the-money” options, defined as those options for which the option exercise price was greater than the closing market price on December 30, 2005 of the Company’s common stock.

The Company also immediately vested 1,673,700 options that were granted in December 2005. Restrictions were placed on the December 2005 option grant, such that the recipient’s right to sell any shares obtained upon exercise of the options was limited to 28% upon the first anniversary of the grant, and an additional 3% per month in each of the 24 months thereafter. These selling restrictions do not represent a substantive service period, and the restrictions lapse in the event that the option holder’s employment with the Company terminates. As a result of the vesting of all out-of-the-money options and the December 2005 grant, the Company estimated that the impact on pro forma expense was $3.4 million, net of tax, in 2005. This amount was included in the pro forma stock based compensation expense as disclosed in Note 1.

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

Presented below is a summary of the status of outstanding Company stock options issued to employees and related transactions:

	2006		2005		2004
(in thousands, except per share amounts)	Shares	Weighted- Average Option Prices Per Share	Shares	Weighted- Average Option Prices Per Share	Shares	Weighted- Average Option Prices Per Share
Options outstanding at January 1,	22,828	$11.28	24,364	$12.06	30,007	$13.45
Granted	1,260	4.61	2,163	4.06	2,198	3.98
Exercised	(535)	3.56	(722)	3.48	(854)	3.55
Forfeited/expired	(2,400)	12.94	(2,977)	14.38	(6,987)	16.58

Options outstanding at December 31,	21,153	$10.89	22,828	$11.28	24,364	$12.06

Options exercisable at December 31,	19,974	$11.26	22,828	$11.28	18,670	$14.30

As of December 31, 2006, the aggregate intrinsic value of stock options outstanding and exercisable was $4.9 million and $4.8 million, respectively.

The following table summarizes the status of Company stock options outstanding and exercisable at December 31, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Option Prices Per Share	Shares	Weighted-Average Option Prices Per Share
$1.88 to $4.00	5,469	7.5	$3.70	5,374	$3.71
$4.06 to $5.66	5,420	7.7	5.32	4,335	5.47
$5.68 to $16.18	4,498	3.0	12.24	4,499	12.24
$16.43 to $23.53	4,598	2.9	19.18	4,598	19.18
$23.69 to $38.19	1,168	3.2	32.62	1,168	32.62

Total	21,153	5.3	$10.89	19,974	$11.26

The weighted average fair values at the date of grant for the stock options granted to employees were $1.57, $1.37, and $1.09 during 2006, 2005, and 2004, respectively. The Company recognized compensation expense of $0.2 million in 2006. As of December 31, 2006, there was $1.6 million of unrecognized stock compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately three years. The intrinsic value of options exercised was $0.5 million in 2006, $0.7 million in 2005 and $1.1 million in 2004. The total fair value of stock options that became vested during 2006, 2005 and 2004 was $0.1 million, $13.1 million and $19.6 million, respectively. The weighted-average remaining contractual life for exercisable stock options is approximately five years.

The fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004
Expected volatility	29.7%	32.0%	35.0%
Risk-free interest rate	4.5%	4.3%	2.9%
Expected holding period — years	5	4	3
Expected dividends	0.0%	0.0%	0.0%

The expected volatility assumption used in the Black-Scholes pricing model was based on historical volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected holding period was estimated using the historical exercise behavior of employees and adjusted for abnormal activity. The increase in the holding period is primarily attributed to the change in demographics for the employees who received the awards. Expected dividends are based on the Company’s history of paying dividends, as well as restrictions in place under the Company’s debt covenants. The Company’s policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period.

15. Business Segment Information

The Company’s segments are strategic business units that offer distinct products and services and are aligned with specific subsidiaries of the Company. The Company operates in five business segments: Local, Wireless, Technology Solutions (formerly referred to as Hardware and Managed Services), Other, and Broadband, as described below.

The Local segment provides local voice telephone service, including dozens of enhanced custom calling features, and data services, to customers in southwestern Ohio, northern Kentucky and southeastern Indiana.

The Wireless segment provides advanced, digital voice and data communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. This segment consists of the operations of the CBW subsidiary, a venture in which the Company historically owned 80.1% and Cingular owned the remaining 19.9%. After February 14, 2006, CBW is now a wholly-owned subsidiary as the Company purchased Cingular’s 19.9% membership interest in CBW for $83.2 million. See Note 5 for further discussion.

Technology Solutions provides a range of fully managed and outsourced IT and telecommunications services and offers solutions that combine data center collocation services along with the sale, installation and maintenance of major branded IT and telephony equipment. In May 2006, Technology Solutions purchased ATI for a purchase price of $3.5 million. ATI is based in Louisville, Kentucky and is a reseller of, and maintenance provider for, telephony equipment. The financial results of ATI are included in this segment.

The Other segment combines the operations of Cincinnati Bell Any Distance Inc. (“CBAD”), Cincinnati Bell Complete Protection (“CBCP”), the Company’s payphone business (“Public”), and Cincinnati Bell Entertainment Inc. (“CBE”). CBAD resells long distance voice and audio-conferencing services, CBCP provides security and surveillance hardware and monitoring services for consumers and businesses, Public provides public payphone services, and CBE has been established to eventually provide entertainment services.

The Broadband segment no longer has any substantive, on-going operations. In 2003, the Company sold substantially all of its broadband assets, which were reported in the Broadband segment. The Broadband segment previously provided data and voice communication services nationwide over approximately 18,700 route miles of fiber-optic transmission facilities. Operating income of $10.4 million in 2006 consisted mainly of the sale of a bankruptcy claim receivable for $3.6 million, a $4.7 million gain on sale of broadband fiber assets and $2.9 million of income from the expiration of certain warranties and guarantees, partially offset by restructuring and legal costs. The gains associated with the sale of broadband assets and the expiration of warranties and guarantees are included in “Gain on Sale of broadband assets” in the Consolidated Statements of Operations. Remaining amounts comprising Broadband operating income are primarily included in “Selling, general and administrative” in the Consolidated Statements of Operations. Broadband operating income for 2005 of $12.3 million is primarily comprised of reversal of certain operating tax reserves totaling $11.2 million, which is reflected as a reduction of “Selling, general and administrative” in the Consolidated Statements of Operations. Operating income for 2004 of $10.7 million is due to reversal of certain operating tax reserves, adjustment of restructuring reserves for termination of contractual obligations, proceeds received from the sale of assets previously written off, and gain on sale of broadband assets of $3.7 million due to the expiration of certain indemnities to the buyer.

In the first quarter of 2006, the Company recorded a charge of $6.3 million to the Corporate segment related to the settlement of the Company’s shareholder litigation. In 2005, “Asset impairments and other charges” in the Consolidated Statements of Operations of $41.7 million is composed of the Wireless TDMA asset impairment charge of $42.3 million (refer to Note 4), partially offset by gains on sale of assets previously written off in the Broadband segment. In 2004, “Asset impairments and other charges” of $3.2 million is composed of Wireless charges of $5.9 million on certain assets and intangibles, partially offset by $1.5 million of gains on sale of assets previously written off in the Broadband segment and the gain on sale of out-of-territory assets in the Technology Solutions segment.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment. The Company’s business segment information is as follows:

	Year Ended December 31,
(dollars in millions)	2006	2005	2004
Revenue
Local	$747.3	$755.6	$761.7
Wireless	262.0	237.5	261.7
Technology Solutions	216.6	172.7	134.7
Other	79.0	77.7	78.6
Intersegment	(34.8)	(33.9)	(29.6)

Total revenue	$1,270.1	$1,209.6	$1,207.1

Intersegment revenue
Local	$26.4	$25.6	$21.1
Wireless	2.8	2.7	2.1
Technology Solutions	1.9	2.6	4.5
Other	3.7	3.0	1.9

Total intersegment revenue	$34.8	$33.9	$29.6

Operating income (loss)
Local	$266.0	$276.1	$279.1
Wireless	20.2	(51.7)	(1.4)
Technology Solutions	15.8	13.4	12.7
Other	25.8	26.6	18.0
Broadband	10.4	12.3	10.7
Corporate and eliminations	(25.7)	(17.9)	(19.8)

Total operating income	$312.5	$258.8	$299.3

Expenditures for long-lived assets
Local	$89.0	$94.3	$80.1
Wireless	167.7	39.1	32.4
Technology Solutions	14.7	7.2	15.6
Other	3.5	2.4	5.7
Corporate and eliminations	0.2	—	0.1

Total expenditures for long-lived assets	$275.1	$143.0	$133.9

	Year Ended December 31,
(dollars in millions)	2006	2005	2004
Depreciation and amortization
Local	$103.8	$108.2	$117.2
Wireless	33.1	61.5	67.4
Technology Solutions	3.7	2.3	1.1
Other	2.4	1.9	1.7
Broadband	—	0.1	—
Corporate and eliminations	—	0.7	0.3

Total depreciation and amortization	$143.0	$174.7	$187.7

Assets (at December 31, 2006 and 2005)
Local	$710.4	$721.4
Wireless	382.1	274.2
Technology Solutions	112.5	90.7
Other	77.7	101.4
Broadband	0.3	2.7
Corporate and eliminations	730.8	672.9

Total assets	$2,013.8	$1,863.3

Details of the Company’s service and product revenues are as follows:

	Year Ended December 31,
(dollars in millions)	2006	2005	2004
Service revenue
Wireline	$785.1	$793.9	$798.8
Wireless	233.1	212.4	240.0
Managed and data center services	47.4	37.1	23.4
Telephony installation and maintenance	23.7	20.1	21.0
Other	10.9	13.4	25.2

Total service revenue	$1,100.2	$1,076.9	$1,108.4

Product revenue
Handsets and accessories	$26.1	$22.4	$19.6
IT and computer-related equipment	111.5	80.2	51.6
Telephony and other equipment	32.3	30.1	27.5

Total product revenue	$169.9	$132.7	$98.7

The reconciliation of the Consolidated Statement of Cash Flows to expenditures for long-lived assets is as follows:

(dollars in millions)	2006	2005	2004
Per Consolidated Statement of Cash Flows:
Capital expenditures	$151.3	$143.0	$133.9
Acquisitions of business and remaining minority interest in CBW	86.7	—	—
Wireless license purchase	37.1	—	—

Total expenditure for long-lived assets	$275.1	$143.0	$133.9

16. Supplemental Cash Flow Information

	Year ended December 31,
(dollars in millions)	2006	2005	2004
Capitalized interest expense	$1.0	$0.6	$0.6
Cash paid for:
Interest	153.7	155.1	158.8
Income taxes (net of refunds)	6.6	2.1	2.3
Noncash investing and financing activities:
Increase in assets due to capital lease transactions	(5.2)	(11.4)	—
Increase in liabilities due to capital lease transactions	5.2	11.4	—

17. Supplemental Guarantor Information — Cincinnati Bell Telephone Notes

CBT, a wholly-owned subsidiary of the Parent Company, has $230.0 million in notes outstanding that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. In the fourth quarter of 2006, the Company’s payphone business became part of BRCOM Inc., a subsidiary of the Parent Company. The financial information presented below combines the Company’s payphone business with the non-guarantors for all periods presented.

The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2006 and 2005 and the Condensed Consolidating Statements of Operations and Cash Flows for the three years ended December 31, 2006, 2005, and 2004 of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Year ended December 31, 2006
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$747.3	$557.6	$(34.8)	$1,270.1
Operating costs and expenses	22.0	481.3	489.1	(34.8)	957.6

Operating income (loss)	(22.0)	266.0	68.5	—	312.5
Equity in earnings of subsidiaries, net of tax	186.1	—	—	(186.1)	—
Interest expense	146.1	15.1	32.6	(31.7)	162.1
Other expense (income), net	(32.5)	0.3	(3.7)	31.7	(4.2)

Income before income taxes	50.5	250.6	39.6	(186.1)	154.6
Income tax expense (benefit)	(35.8)	89.8	14.3	—	68.3

Net income	86.3	160.8	25.3	(186.1)	86.3
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$75.9	$160.8	$25.3	$(186.1)	$75.9

	Year ended December 31, 2005
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$755.6	$487.9	$(33.9)	$1,209.6
Operating costs and expenses	17.9	479.5	487.3	(33.9)	950.8

Operating income (loss)	(17.9)	276.1	0.6	—	258.8
Equity in earnings of subsidiaries, net of tax	113.8	—	—	(113.8)	—
Interest expense	168.0	16.9	37.2	(37.7)	184.4
Loss on extinguishment of debt, net	99.8	—	—	—	99.8
Other income, net	(25.2)	(5.9)	(21.8)	37.7	(15.2)

Income (loss) before income taxes	(146.7)	265.1	(14.8)	(113.8)	(10.2)
Income tax expense (benefit)	(82.2)	99.8	36.7	—	54.3

Net income (loss)	(64.5)	165.3	(51.5)	(113.8)	(64.5)
Preferred stock dividends	10.4	—	—	—	10.4

Net income (loss) applicable to common shareowners	$(74.9)	$165.3	$(51.5)	$(113.8)	$(74.9)

	Year ended December 31, 2004
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$761.7	$475.0	$(29.6)	$1,207.1
Operating costs and expenses	19.8	482.6	435.0	(29.6)	907.8

Operating income (loss)	(19.8)	279.1	40.0	—	299.3
Equity in earnings of subsidiaries, net of tax	175.9	—	—	(175.9)	—
Interest expense	185.5	17.5	25.6	(25.3)	203.3
Other income, net	(21.5)	(1.2)	(6.9)	25.3	(4.3)

Income (loss) before income taxes	(7.9)	262.8	21.3	(175.9)	100.3
Income tax expense (benefit)	(72.1)	101.9	6.3	—	36.1

Net income	64.2	160.9	15.0	(175.9)	64.2
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$53.8	$160.9	$15.0	$(175.9)	$53.8

Condensed Consolidating Balance Sheets

	As of December 31, 2006
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$75.9	$1.5	$2.0	$—	$79.4
Receivables, net	0.3	71.0	90.6	—	161.9
Other current assets	13.9	36.2	73.2	(17.2)	106.1

Total current assets	90.1	108.7	165.8	(17.2)	347.4
Property, plant and equipment, net	0.1	589.7	229.0	—	818.8
Goodwill and other intangibles, net	—	—	166.2	—	166.2
Investments in and advances to subsidiaries	1,047.7	—	—	(1,047.7)	—
Other noncurrent assets	365.1	12.0	349.8	(45.5)	681.4

Total assets	$1,503.0	$710.4	$910.8	$(1,110.4)	$2,013.8

Current portion of long-term debt	$4.0	$0.9	$2.4	$—	$7.3
Accounts payable	0.5	32.7	40.9	—	74.1
Other current liabilities	96.7	92.1	49.0	(0.3)	237.5

Total current liabilities	101.2	125.7	92.3	(0.3)	318.9
Long-term debt, less current portion	1,815.6	236.2	14.1	—	2,065.9
Other noncurrent liabilities	377.8	65.0	40.2	(62.4)	420.6
Intercompany payables	—	37.3	432.5	(469.8)	—

Total liabilities	2,294.6	464.2	579.1	(532.5)	2,805.4
Shareowners’ equity (deficit)	(791.6)	246.2	331.7	(577.9)	(791.6)

Total liabilities and shareowners’ equity (deficit)	$1,503.0	$710.4	$910.8	$(1,110.4)	$2,013.8

	As of December 31, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$23.9	$1.3	$0.5	$—	$25.7
Receivables, net	2.2	75.2	83.5	—	160.9
Other current assets	12.3	29.4	85.5	(20.3)	106.9

Total current assets	38.4	105.9	169.5	(20.3)	293.5
Property, plant and equipment, net	0.1	603.0	197.3	—	800.4
Goodwill and other intangibles, net	25.5	—	76.7	—	102.2
Investments in and advances to subsidiaries	996.6	—	—	(996.6)	—
Other noncurrent assets	296.1	12.5	415.4	(56.8)	667.2

Total assets	$1,356.7	$721.4	$858.9	$(1,073.7)	$1,863.3

Current portion of long-term debt	$4.0	$2.5	$4.8	$—	$11.3
Accounts payable	0.2	36.9	32.7	—	69.8
Other current liabilities	88.2	66.7	42.9	(1.4)	196.4

Total current liabilities	92.4	106.1	80.4	(1.4)	277.5
Long-term debt, less current portion	1,826.3	237.1	10.0	—	2,073.4
Other noncurrent liabilities	175.7	80.9	41.0	(75.7)	221.9
Intercompany payables	—	31.7	470.5	(502.2)	—

Total liabilities	2,094.4	455.8	601.9	(579.3)	2,572.8
Minority interest	—	—	28.2	—	28.2
Shareowners’ equity (deficit)	(737.7)	265.6	228.8	(494.4)	(737.7)

Total liabilities and shareowners’ equity (deficit)	$1,356.7	$721.4	$858.9	$(1,073.7)	$1,863.3

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2006
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(59.6)	$254.3	$140.0	$—	$334.7

Capital expenditures	—	(89.0)	(62.3)	—	(151.3)
Acquisition of businesses and wireless license	—	—	(123.8)	—	(123.8)
Other investing activities	—	2.0	13.1	—	15.1

Cash flows used in investing activities	—	(87.0)	(173.0)	—	(260.0)

Funding between Parent and subsidiaries, net	127.6	(165.7)	38.1	—	—
Repayment of debt	(7.2)	(2.5)	(3.6)	—	(13.3)
Other financing activities	(8.8)	1.1	—	—	(7.7)

Cash flows provided by (used in) financing activities	111.6	(167.1)	34.5	—	(21.0)

Increase in cash and cash equivalents	52.0	0.2	1.5	—	53.7
Beginning cash and cash equivalents	23.9	1.3	0.5	—	25.7

Ending cash and cash equivalents	$75.9	$1.5	$2.0	$—	$79.4

	Year ended December 31, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(22.4)	$258.4	$86.3	$—	$322.3

Capital expenditures	—	(94.3)	(48.7)	—	(143.0)
Other investing activities	(1.1)	1.5	(0.1)	—	0.3

Cash flows used in investing activities	(1.1)	(92.8)	(48.8)	—	(142.7)

Funding between Parent and subsidiaries, net	181.3	(143.4)	(37.9)	—	—
Issuance of long-term debt	752.0	—	0.1	—	752.1
Repayment of debt	(879.1)	(24.2)	—	—	(903.3)
Other financing activities	(29.5)	1.9	—	—	(27.6)

Cash flows provided by (used in) financing activities	24.7	(165.7)	(37.8)	—	(178.8)

Increase (decrease) in cash and cash equivalents	1.2	(0.1)	(0.3)	—	0.8
Beginning cash and cash equivalents	22.7	1.4	0.8	—	24.9

Ending cash and cash equivalents	$23.9	$1.3	$0.5	$—	$25.7

	Year ended December 31, 2004
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(33.6)	$251.1	$83.2	$—	$300.7

Capital expenditures	—	(80.1)	(53.8)	—	(133.9)
Proceeds from sale of assets	—	—	3.3	—	3.3
Other investing activities	3.3	3.0	—	—	6.3

Cash flows provided by (used in) investing activities	3.3	(77.1)	(50.5)	—	(124.3)

Funding between Parent and subsidiaries, net	206.8	(173.4)	(33.4)	—	—
Repayment of debt	(169.5)	(3.0)	0.7	—	(171.8)
Other financing activities	(7.8)	2.1	—	—	(5.7)

Cash flows provided by (used in) financing activities	29.5	(174.3)	(32.7)	—	(177.5)

Decrease in cash and cash equivalents	(0.8)	(0.3)	—	—	(1.1)
Beginning cash and cash equivalents	23.5	1.7	0.8	—	26.0

Ending cash and cash equivalents	$22.7	$1.4	$0.8	$—	$24.9

18. Supplemental Guarantor Information — 7 1/4% Senior Notes Due 2013, 7% Senior Notes Due 2015, and 8 3/8% Senior Subordinated Notes Due 2014

The Company’s 7 1/4% Senior Notes due 2013, 7% Senior Notes due 2015, and 8 3/8% Senior Subordinated Notes due 2014 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc. (f/k/a ZoomTown.com Inc.), Cincinnati Bell Complete Protection Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless LLC, BCSIVA Inc., BRCOM Inc., Cincinnati Bell Technology Solutions Inc., and IXC Internet Services Inc. Effective February 14, 2006, the Company paid Cingular $83.2 million for its 19.9% interest in CBW. As a result, CBW became a wholly-owned subsidiary of the Company, and as such, also became a guarantor of the notes. Also, in the fourth quarter of 2006, the Company’s payphone business became part of BRCOM Inc, a subsidiary of the Parent Company and a guarantor of the notes. The financial information presented below combines CBW and the Company’s payphone business with the guarantors for all periods presented. The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2006 and 2005 and the Condensed Consolidating Statements of Operations and Cash Flows for the three years ended December 31, 2006, 2005, and 2004 of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Year ended December 31, 2006
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$607.9	$697.0	$(34.8)	$1,270.1
Operating costs and expenses	22.0	541.5	428.9	(34.8)	957.6

Operating income (loss)	(22.0)	66.4	268.1	—	312.5
Equity in earnings of subsidiaries, net of tax	186.1	—	—	(186.1)	—
Interest expense	146.1	32.9	14.8	(31.7)	162.1
Other income, net	(32.5)	(3.1)	(0.3)	31.7	(4.2)

Income before income taxes	50.5	36.6	253.6	(186.1)	154.6
Income tax expense (benefit)	(35.8)	15.0	89.1	—	68.3

Net income	86.3	21.6	164.5	(186.1)	86.3
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$75.9	$21.6	$164.5	$(186.1)	$75.9

	Year ended December 31, 2005
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$540.3	$703.2	$(33.9)	$1,209.6
Operating costs and expenses	17.9	543.5	423.3	(33.9)	950.8

Operating income (loss)	(17.9)	(3.2)	279.9	—	258.8
Equity in earnings of subsidiaries, net of tax	113.8	—	—	(113.8)	—
Interest expense	168.0	37.6	16.5	(37.7)	184.4
Loss on extinguishment of debt, net	99.8	—	—	—	99.8
Other income, net	(25.2)	(22.6)	(5.1)	37.7	(15.2)

Income (loss) before income taxes	(146.7)	(18.2)	268.5	(113.8)	(10.2)
Income tax expense (benefit)	(82.2)	37.0	99.5	—	54.3

Net income (loss)	(64.5)	(55.2)	169.0	(113.8)	(64.5)
Preferred stock dividends	10.4	—	—	—	10.4

Net income (loss) applicable to common shareowners	$(74.9)	$(55.2)	$169.0	$(113.8)	$(74.9)

	Year ended December 31, 2004
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$533.9	$702.8	$(29.6)	$1,207.1
Operating costs and expenses	19.8	495.2	422.4	(29.6)	907.8

Operating income (loss)	(19.8)	38.7	280.4	—	299.3
Equity in earnings of subsidiaries, net of tax	175.9	—	—	(175.9)	—
Interest expense	185.5	19.7	17.0	(18.9)	203.3
Other income, net	(21.5)	(0.9)	(0.8)	18.9	(4.3)

Income (loss) before income taxes	(7.9)	19.9	264.2	(175.9)	100.3
Income tax expense (benefit)	(72.1)	5.0	103.2	—	36.1

Net income	64.2	14.9	161.0	(175.9)	64.2
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$53.8	$14.9	$161.0	$(175.9)	$53.8

Condensed Consolidating Balance Sheets

	As of December 31, 2006
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$75.9	$2.0	$1.5	$—	$79.4
Receivables, net	0.3	104.5	57.1	—	161.9
Other current assets	13.9	73.6	35.8	(17.2)	106.1

Total current assets	90.1	180.1	94.4	(17.2)	347.4
Property, plant and equipment, net	0.1	230.6	588.1	—	818.8
Goodwill and other intangibles, net	—	166.2	—	—	166.2
Investments in and advances to subsidiaries	1,047.7	9.9	—	(1,057.6)	—
Other noncurrent assets	365.1	349.8	12.0	(45.5)	681.4

Total assets	$1,503.0	$936.6	$694.5	$(1,120.3)	$2,013.8

Current portion of long-term debt	$4.0	$2.4	$0.9	$—	$7.3
Accounts payable	0.5	59.0	14.6	—	74.1
Other current liabilities	96.7	51.2	89.9	(0.3)	237.5

Total current liabilities	101.2	112.6	105.4	(0.3)	318.9
Long-term debt, less current portion	1,815.6	14.0	236.3	—	2,065.9
Other noncurrent liabilities	377.8	50.2	55.0	(62.4)	420.6
Intercompany payables	—	432.5	47.2	(479.7)	—

Total liabilities	2,294.6	609.3	443.9	(542.4)	2,805.4
Shareowners’ equity (deficit)	(791.6)	327.3	250.6	(577.9)	(791.6)

Total liabilities and shareowners’ equity (deficit)	$1,503.0	$936.6	$694.5	$(1,120.3)	$2,013.8

	As of December 31, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$23.9	$0.5	$1.3	$—	$25.7
Receivables, net	2.2	99.8	58.9	—	160.9
Other current assets	12.3	86.7	28.2	(20.3)	106.9

Total current assets	38.4	187.0	88.4	(20.3)	293.5
Property, plant and equipment, net	0.1	200.1	600.2	—	800.4
Goodwill and other intangibles, net	25.5	76.7	—	—	102.2
Investments in and advances to subsidiaries	996.6	—	—	(996.6)	—
Other noncurrent assets	296.1	416.0	11.9	(56.8)	667.2

Total assets	$1,356.7	$879.8	$700.5	$(1,073.7)	$1,863.3

Current portion of long-term debt	$4.0	$4.8	$2.5	$—	$11.3
Accounts payable	0.2	48.7	20.9	—	69.8
Other current liabilities	88.2	44.1	65.5	(1.4)	196.4

Total current liabilities	92.4	97.6	88.9	(1.4)	277.5
Long-term debt, less current portion	1,826.3	10.0	237.1	—	2,073.4
Other noncurrent liabilities	175.7	38.6	83.3	(75.7)	221.9
Intercompany payables	—	474.6	27.6	(502.2)	—

Total liabilities	2,094.4	620.8	436.9	(579.3)	2,572.8
Minority interest	—	28.2	—	—	28.2
Shareowners’ equity (deficit)	(737.7)	230.8	263.6	(494.4)	(737.7)

Total liabilities and shareowners’ equity (deficit)	$1,356.7	$879.8	$700.5	$(1,073.7)	$1,863.3

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2006
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(59.6)	$158.0	$236.3	$—	$334.7

Capital expenditures	—	(63.5)	(87.8)	—	(151.3)
Acquisition of businesses and wireless license	—	(123.8)	—	—	(123.8)
Other investing activities	—	11.9	3.2	—	15.1

Cash flows used in investing activities	—	(175.4)	(84.6)	—	(260.0)

Funding between Parent and subsidiaries, net	127.6	22.5	(150.1)	—	—
Repayment of debt	(7.2)	(3.6)	(2.5)	—	(13.3)
Other financing activities	(8.8)	—	1.1	—	(7.7)

Cash flows provided by (used in) financing activities	111.6	18.9	(151.5)	—	(21.0)

Increase in cash and cash equivalents	52.0	1.5	0.2	—	53.7
Beginning cash and cash equivalents	23.9	0.5	1.3	—	25.7

Ending cash and cash equivalents	$75.9	$2.0	$1.5	$—	$79.4

	Year ended December 31, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(22.4)	$77.8	$266.9	$—	$322.3

Capital expenditures	—	(51.6)	(91.4)	—	(143.0)
Other investing activities	(1.1)	1.4	—	—	0.3

Cash flows used in investing activities	(1.1)	(50.2)	(91.4)	—	(142.7)

Funding between Parent and subsidiaries, net	181.3	(29.9)	(151.4)	—	—
Issuance of long-term debt	752.0	0.1	—	—	752.1
Repayment of debt	(879.1)	—	(24.2)	—	(903.3)
Other financing activities	(29.5)	1.9	—	—	(27.6)

Cash flows provided by (used in) financing activities	24.7	(27.9)	(175.6)	—	(178.8)

Increase (decrease) in cash and cash equivalents	1.2	(0.3)	(0.1)	—	0.8
Beginning cash and cash equivalents	22.7	0.8	1.4	—	24.9

Ending cash and cash equivalents	$23.9	$0.5	$1.3	$—	$25.7

	Year ended December 31, 2004
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(33.6)	$119.3	$215.0	$—	$300.7

Capital expenditures	—	(55.1)	(78.8)	—	(133.9)
Proceeds from sale of assets	—	3.3	—	—	3.3
Other investing activities	3.3	—	3.0	—	6.3

Cash flows provided by (used in) investing activities	3.3	(51.8)	(75.8)	—	(124.3)

Funding between Parent and subsidiaries, net	206.8	(68.3)	(138.5)	—	—
Repayment of debt	(169.5)	0.7	(3.0)	—	(171.8)
Other financing activities	(7.8)	—	2.1	—	(5.7)

Cash flows provided by (used in) financing activities	29.5	(67.6)	(139.4)	—	(177.5)

Decrease in cash and cash equivalents	(0.8)	(0.1)	(0.2)	—	(1.1)
Beginning cash and cash equivalents	23.5	0.9	1.6	—	26.0

Ending cash and cash equivalents	$22.7	$0.8	$1.4	$—	$24.9

19. Quarterly Financial Information (Unaudited)

(dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2006
Revenue	$298.2	$323.3	$320.1	$328.5	$1,270.1
Operating income	71.1	83.2	83.5	74.7	312.5
Net income	14.1	24.3	25.1	22.8	86.3
Basic earnings per common share	0.05	0.09	0.09	0.08	0.31
Diluted earnings per common share	0.05	0.09	0.09	0.08	0.30

(dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2005
Revenue	$288.6	$315.4	$300.3	$305.3	$1,209.6
Operating income	55.2	75.9	72.1	55.6	258.8
Net income (loss)	(3.2)	(29.8)	(44.1)	12.6	(64.5)
Basic earnings (loss) per common share	(0.02)	(0.13)	(0.19)	0.04	(0.30)
Diluted earnings (loss) per common share	(0.02)	(0.13)	(0.19)	0.04	(0.30)

The effects of assumed conversions are determined independently for each respective quarter and year and may not be dilutive during every period due to variations in operating results. Therefore, the sum of quarterly per share results will not necessarily equal the per share results for the full year.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No reportable information under this item.

Item 9A.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006 (the “Evaluation Date”). Based on that evaluation, Cincinnati Bell Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management’s report on internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2006, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Item 9B.    Other Information

No reportable information under this item.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

The information required by Item 401, Item 405, Item 406 and 407 (c)(3), (d)(4) and (d)(5)of Regulation S-K regarding directors of Cincinnati Bell Inc. can be found in the Proxy Statement for the Annual Meeting and incorporated herein by reference.

The Company’s Code of Ethics for Senior Financial Officers that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer is filed as an exhibit to this Form 10-K and posted on the Company’s website at http://www.cincinnatibell.com. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), the Company will post on its website any amendment to the Code of Ethics for Senior Financial Officers and any waiver of such code relating to such senior executive officers of the Company.

In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and filed as exhibits to this Annual Report on Form 10-K, in May 2006 the Company’s Chief Executive Officer submitted to the NYSE the certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303 A.12 of the NYSE Listed Company Manual.

Executive Officers of the Registrant:

The names, ages and positions of the executive officers of the Company as of December 31, 2006 are as follows:

Name	Age	Title
John F. Cassidy (a)	52	President and Chief Executive Officer
Rodney D. Dir	49	Chief Operating Officer
Brian A. Ross	49	Chief Financial Officer
Jeffery D. Coleman	43	Vice President, Internal Controls
Christopher J. Wilson	41	Vice President, General Counsel, and Secretary
Brian G. Keating	53	Vice President, Human Resources and Administration
Anthony P. Schulte	32	Vice President, Investor Relations and Corporate Communications
Mark W. Peterson	52	Vice President and Treasurer
Kurt A. Freyberger	40	Vice President and Controller

(a)	Member of the Board of Directors

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

BRIAN A. ROSS, Chief Financial Officer of the Company since 2004; Senior Vice President of Finance and Accounting of the Company in 2003; Vice President of Finance and Accounting of the Company's Cincinnati-based operating subsidiaries from 2001-2003; Vice President of Finance and Accounting of Cincinnati Bell Wireless from 1999-2001.

JEFFERY D. COLEMAN, Vice President of Internal Controls of the Company since August 2005; Director of Internal Audit of Convergys, 2000-2005; Regional General Auditor of H.J. Heinz, 1995-2000.

CHRISTOPHER J. WILSON, Vice President and General Counsel of the Company since August 2003; Associate General Counsel and Assistant Corporate Secretary for the Company's Cincinnati-based operating subsidiaries from 1999-2003.

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

MARK W. PETERSON, Vice President and Treasurer of the Company since March 1999; Vice President and Assistant Treasurer of Sprint Corporation, 1996-1998; Senior Director of KPMG's Policy Economics Group, 1994-1996.

KURT A. FREYBERGER, Vice President and Controller of the Company since March 2005; Assistant Corporate Controller at Chiquita Brands International, Inc. from 2000 to March 2005; various financial reporting roles at Chiquita from 1996-2000.

Items 11 and 12. Executive Compensation and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by these items can be found in the Proxy Statement for the Annual Meeting and incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by these items can be found in the Proxy Statement for the Annual Meeting and incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by these items can be found in the Proxy Statement for the Annual Meeting and incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Financial Statement Schedules

Financial Statement Schedule II – Valuation and Qualifying Accounts is included on page 112. All other schedules are not required under the related instructions or are not applicable.

Exhibits

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit Number	Description

(3.1)(a)	Amended Articles of Incorporation of Cincinnati Bell (Exhibit 3.1(a) to Form S-4 dated July 17, 2003, File No. 1-8519).

(3.1)(b)	Amended Regulations of Cincinnati Bell (Exhibit 3.2 to Registration Statement No. 2-96054).

(4)(b)(i)	Rights Agreement dated as of April 29, 1997, between Broadwing and The Fifth Third Bank which includes the form of Certificate of Amendment to the Amended Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (Exhibit 4.1 to Broadwing’s Registration Statement on Form 8-A filed on May 1, 1997).

(4)(b)(ii)	Amendment No. 1 to the Rights Agreement dated as of July 20, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 1 of Broadwing’s Registration Statement on Form 8-A filed on August 6, 1999).

(4)(b)(iii)	Amendment No. 2 to the Rights Agreement dated as of November 2, 1999, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 2 of Broadwing’s Registration Statement on Form 8-A filed on November 8, 1999).

(4)(b)(iv)	Amendment No. 3 to the Rights Agreement dated as of June 10, 2002, between Broadwing and The Fifth Third Bank (Exhibit 1 to Amendment No. 3 of Broadwing’s Registration Statement on Form 8-A filed on July 2, 2002).

(4)(c)(i)	Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023 (Exhibit 4-A to Current Report on Form 8-K, date of report July 12, 1993, File No. 1-8519).

(4)(c)(ii)(1)	Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4-A to Current Report on Form 8-K, filed October 27, 1993, File No. 1-8519).

(4)(c)(ii)(2)	First Supplemental Indenture dated as of December 31, 2004 to the Indenture dated October 27, 1993 by and among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit 4(c)(ii)(2) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(ii)(3)	Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated October 27, 1993 by and among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit 4(c)(ii)(3) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iii)(1)	Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4-A to Current Report on Form 8-K, filed November 30, 1998, File No. 1-8519).

Exhibit Number	Description

(4)(c)(iii)(2)	First Supplemental Indenture dated as of January 10, 2005 to the Indenture dated November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and the Bank of New York, as Trustee (Exhibit 4(c)(iii)(2) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iii)(3)	Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and the Bank of New York, as Trustee (Exhibit (4)(c)(iii)(3) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iv)	Warrant Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers (Exhibit (4)(c)(vii) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)	Equity Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers (Exhibit (4)(c)(ix) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4(c)(vi)(1)	Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(1) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4(c)(vi)(2)	First Amendment to Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(2) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)(3)	Second Amendment to Purchase Agreement, dated as of April 30, 2004 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(3) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 1-8519).

(4)(c)(vi)(4)	Third Amendment to Purchase Agreement, dated April 30, 2004, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit 4(c)(viii)(4) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(vi)(5)	Fourth Amendment to Purchase Agreement, dated January 31, 2005, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit 4(c)(viii)(5) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(vi)(6)	Note Repurchase Agreement, dated August 5, 2005, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit 10.1 to Current Report on Form 8-K, date of Report August 8, 2005, File No. 1-8519).

(4)(c)(vii)(1)	Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto, and the Bank of New York, as Trustee, in connection with Cincinnati Bell 7 1/4% Senior Notes due 2013 (Exhibit (4)(c)(xi) on Form S-4 dated July 17, 2003, File No. 1-8519).

Exhibit Number	Description

(4)(c)(vii)(2)	First Supplemental Indenture dated as of January 28, 2005 to the Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit 4.1 to Current Report on Form 8-K dated February 2, 2005, File No. 1-8519).

(4)(c)(viii)	Indenture dated as of November 19, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto, and The Bank of New York, as Trustee, in connection with Cincinnati Bell 8 3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit (4)(c)(xiii) to Registration Statement No. 333-110940).

(4)(c)(ix)	Indenture dated as of February 16, 2005, by and among Cincinnati Bell Inc., as Issuer, the Guarantor parties thereto, and the Bank of New York, as Trustee in connection with Cincinnati Bell 7% Senior Notes due 2015 (Exhibit 4.1 to Current Report on Form 8-K, filed on February 23, 2005, File No. 1-8519).

(4)(c)(x)	No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(i)	Credit Agreement dated as of February 16, 2005 as Amended and Restated as of August 31, 2005 among Cincinnati Bell Inc. as Borrower, the Guarantor parties thereto, Bank of America, N.A. as Administrative Agent, PNC Bank, National Association, as Swingline Lender, and Lenders party thereto (Exhibit 10.2 to Current Report on Form 8-K, filed September 1, 2005, File No. 1-8519).

(10)(iii)(A)(1)*	Short Term Incentive Plan of Broadwing Inc., as amended and restated effective July 24, 2000 (Exhibit (10)(iii)(A)(1) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(2)*	Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective July 24, 2002 (Exhibit (10)(iii)(A)(2) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(3)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective July 24, 2000 (Exhibit (10)(iii)(A)(4) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(4)*	Cincinnati Bell Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (Exhibit (10)(iii)(A)(4) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(5)*	Cincinnati Bell Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000 (Exhibit (10)(iii)(A)(1) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(6)*	Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective January 1, 2001 (Exhibit (10)(iii)(A)(6) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(7)*	Cincinnati Bell Inc. 1989 Stock Option Plan (Exhibit (10)(iii)(A)(14) to Annual Report on Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(8)*	Employment Agreement effective December 4, 2001 between the Company and Michael W. Callaghan (Exhibit (10)(iii)(A)(10) to Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-8519).

(10)(iii)(A)(8.1)*	Amendment to Employment Agreement effective February 3, 2003 between the Company and Michael W. Callaghan (Exhibit 99.1 to Current Report on Form 8-K, date of report February 3, 2002, File No. 1-8519).

Exhibit Number	Description

(10)(iii)(A)(8.2)*	Amendment to Employment Agreement effective December 15, 2005 between the Company and Michael W. Callaghan (Exhibit 10.2 to Current Report on Form 8-K filed on December 21, 2005, File No. 1-8519).

(10)(iii)(A)(9)*	Employment Agreement effective January 1, 1999, between Broadwing and John F. Cassidy (Exhibit (10)(iii)(A)(11.1) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-8519).

(10)(iii)(A)(9.1)*	Amendment to Employment Agreement effective September 20, 2002 between Cincinnati Bell Inc. and John F. Cassidy (Exhibit (10)(iii)(A)(8) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-8519).

(10)(iii)(A)(9.2)*	Amendment No. 2 effective July 26, 2005 to Employment Agreement between Cincinnati Bell Inc. and John F. Cassidy (Exhibit 10.1 to Current Report on Form 8-K, date of Report July 29, 2005, File No. 1-8519).

(10)(iii)(A)(10)*	Employment Agreement effective July 26, 2005 between the Company and Christopher J. Wilson (Exhibit 10.4 to Current Report on Form 8-K, date of Report July 29, 2005, File No. 1-8519).

(10)(iii)(A)(12)*	Employment Agreement effective July 26, 2005 between the Company and Rodney D. Dir (Exhibit 10.3 to Current Report on Form 8-K, date of Report July 29, 2005, File No. 1-8519).

(10)(iii)(A)(13)*	Employment Agreement effective July 26, 2005 between the Company and Brian A. Ross (Exhibit 10.2 to Current Report on Form 8-K, date of Report July 29, 2005, File No. 1-8519).

(10)(iii)(A)(14)	Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K (Exhibit (10)(iii)(A)(15) to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(10)(iv)	Stipulation and Agreement of Settlement of ERISA Actions dated February 22, 2006 (Exhibit 10.1 to Current Report on Form 8-K, date of Report February 22, 2006, File No. 1-8519).

(21)+	Subsidiaries of the Registrant.

(23)+	Consents of Independent Registered Public Accounting Firm.

(24)+	Powers of Attorney.

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+	Filed herewith.

*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

The Company’s reports on Form 10-K, 10-Q, and 8-K are available free of charge at the following website: http://www.cincinnatibell.com. Upon request, the Company will furnish a copy of the Proxy Statement to its security holders without charge, portions of which are incorporated herein by reference. The Company will furnish any other exhibit at cost.

Schedule II

CINCINNATI BELL INC.

VALUATION AND QUALIFYING ACCOUNTS

(dollars in millions)

	Beginning of Period	Charge (Benefit) to Expenses	To (from) Other Accounts		Deductions	End of Period
Allowance for Doubtful Accounts
Year 2006	$14.3	$14.0	$—		$13.1	$15.2
Year 2005	$14.5	$14.3	$—		$14.5	$14.3
Year 2004	$20.2	$15.9	$—		$21.6	$14.5

Deferred Tax
Valuation Allowance
Year 2006	$183.9	$(33.2)	$—		$—	$150.7
Year 2005	$144.2	$39.7	$—		$—	$183.9
Year 2004	$171.9	$(27.8)	$0.1	(a)	$—	$144.2

(a)	Includes amount related to tax benefits credited to OCI.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BELL INC.

March 1, 2007	By	/s/ Brian A. Ross
Brian A. Ross Chief Financial Officer

	By	/s/ Kurt A. Freyberger
Kurt A. Freyberger Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John F. Cassidy John F. Cassidy	President, Chief Executive Officer, and Director	March 1, 2007

PHILLIP R. COX* Phillip R. Cox	Chairman of the Board and Director	March 1, 2007

DANIEL J. MEYER* Daniel J. Meyer	Director	March 1, 2007

ALEX SHUMATE* Alex Shumate	Director	March 1, 2007

DAVID B. SHARROCK* David B. Sharrock	Director	March 1, 2007

JOHN M. ZRNO* John M. Zrno	Director	March 1, 2007

BRUCE L. BYRNES* Bruce L. Byrnes	Director	March 1, 2007

MICHAEL G. MORRIS* Michael G. Morris	Director	March 1, 2007

ROBERT W. MAHONEY* Robert W. Mahoney	Director	March 1, 2007

*By:	/s/ John F. Cassidy	March 1, 2007

John F. Cassidy as attorney-in-fact and on his behalf as Principal Executive Officer, President and Chief Executive Officer, and Director