Form 10-Q
period 2007-03-31
CINCINNATI BELL INC
filed 2007-05-10
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

At May 1, 2007, there were 247,665,640 common shares outstanding and 155,250 shares of 6 3/4% Cumulative Convertible Preferred Stock outstanding.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue
Services	$282.0	$269.8
Products	33.3	28.4

Total revenue	315.3	298.2

Costs and expenses
Cost of services, excluding depreciation	96.6	94.8
Cost of products sold, excluding depreciation	36.5	33.2
Selling, general and administrative	65.5	58.3
Depreciation	35.4	33.8
Amortization	0.9	0.6
Shareholder claim settlement	—	6.3
Restructuring charges	2.5	0.1

Total operating costs and expenses	237.4	227.1

Operating income	77.9	71.1
Minority interest expense	—	0.4
Interest expense	40.1	39.6
Other income, net	(2.0)	(0.1)

Income before income taxes	39.8	31.2
Income tax expense	17.2	17.1

Net income	22.6	14.1
Preferred stock dividends	2.6	2.6

Net income applicable to common shareowners	$20.0	$11.5

Basic and diluted earnings per common share	$0.08	$0.05

Weighted average common shares outstanding (in millions)
Basic	247.1	246.6
Diluted	255.0	251.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$45.9	$79.4
Receivables, less allowances of $14.6 and $15.2	141.1	161.9
Materials and supplies	26.7	24.9
Deferred income tax benefits, net	81.3	63.3
Prepaid expenses and other current assets	20.3	17.9

Total current assets	315.3	347.4
Property, plant and equipment, net	836.5	818.8
Goodwill	55.4	53.3
Intangible assets, net	114.0	112.9
Deferred income tax benefits, net	581.2	631.4
Other noncurrent assets	48.9	50.0

Total assets	$1,951.3	$2,013.8

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$8.0	$7.3
Accounts payable	78.6	74.1
Unearned revenue and customer deposits	43.1	42.9
Accrued taxes	50.2	52.8
Accrued interest	28.8	52.1
Accrued payroll and benefits	38.7	43.8
Other current liabilities	40.7	45.9

Total current liabilities	288.1	318.9
Long-term debt, less current portion	2,021.7	2,065.9
Accrued pension and postretirement benefits	362.5	359.6
Other noncurrent liabilities	52.1	61.0

Total liabilities	2,724.4	2,805.4
Commitments and contingencies
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2007 and December 31, 2006; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 255,834,546 and 255,669,983 shares issued; 247,555,643 and 247,471,538 outstanding at March 31, 2007 and December 31, 2006	2.6	2.6
Additional paid-in capital	2,922.5	2,924.9
Accumulated deficit	(3,509.7)	(3,527.2)
Accumulated other comprehensive loss	(170.8)	(174.5)
Common shares in treasury, at cost:
8,278,903 and 8,198,445 shares at March 31, 2007 and December 31, 2006	(147.1)	(146.8)

Total shareowners’ deficit	(773.1)	(791.6)

Total liabilities and shareowners’ deficit	$1,951.3	$2,013.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$22.6	$14.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	35.4	33.8
Amortization	0.9	0.6
Provision for loss on receivables	3.4	3.9
Noncash interest expense	1.3	1.3
Minority interest expense	—	0.4
Deferred income tax expense, including valuation allowance change	16.1	15.5
Other, net	0.1	—

Changes in operating assets and liabilities, net of effects of acquisitions
Decrease in receivables	18.1	20.4
Increase in prepaid expenses and other current assets	(8.9)	(10.9)
Increase in accounts payable	4.1	1.6
Decrease in accrued and other current liabilities	(33.2)	(25.4)
Increase in accrued pension and postretirement benefits	8.8	8.4
Change in other assets and liabilities, net	(0.4)	1.5

Net cash provided by operating activities	68.3	65.2

Cash flows from investing activities
Capital expenditures	(42.3)	(35.6)
Acquisitions of business and remaining minority interest in CBW	(4.6)	(83.2)
Other, net	(0.5)	1.4

Net cash used in investing activities	(47.4)	(117.4)

Cash flows from financing activities
Increase in corporate credit facility, net	—	60.0
Repayment of debt	(51.3)	(3.3)
Issuance of common shares - exercise of stock options	0.1	0.6
Preferred stock dividends	(2.6)	(2.6)
Other, net	(0.6)	0.8

Net cash (used in) provided by financing activities	(54.4)	55.5

Net (decrease) increase in cash and cash equivalents	(33.5)	3.3
Cash and cash equivalents at beginning of year	79.4	25.7

Cash and cash equivalents at end of period	$45.9	$29.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies

The following represents a summary of the Company’s business and accounting policies. A more detailed presentation can be found in the Company’s 2006 Annual Report on Form 10-K.

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

The Condensed Consolidated Balance Sheet as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K. Operating results for the three month period ending March 31, 2007 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2007.

Income Taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2003. In the first quarter of 2007, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for 2004 and 2005. These examinations are expected to be completed by the end of 2007.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $5.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. After recognizing this impact upon adoption of FIN 48, the Company has a $14.7 million liability recorded for unrecognized tax benefits as of January 1, 2007 and March 31, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $14.5 million. The Company does not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year.

The Company recognizes penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Accrued interest and penalties are insignificant at December 31, 2006 and March 31, 2007.

Regulatory Taxes — The Company incurs federal regulatory taxes on certain revenue producing transactions. The Company is permitted to recover certain of these taxes by billing the customer, however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect from customers in certain instances. The amount recorded as revenue for the three months ended March 31, 2007 and March 31, 2006 was $3.7 million and $3.9 million, respectively. The amount expensed for the three months ended March 31, 2007 and March 31, 2006 was $4.2 million and $4.4 million, respectively. The Company records all other taxes collected from customers on a net basis.

Stock-Based Compensation — The Company values all share-based payments to employees at fair value on the date of grant and expenses this value over the applicable vesting period. The Company’s policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. The Company’s practice has been to make its annual grant of stock options and time-based restricted awards in December and annual performance-based awards in the first quarter. In addition, the Company also has historically granted a smaller number of stock-based awards at various times during the year for new employees, promotions and performance achievements.

Stock options

The following table summarizes stock option activity for the three months ended March 31, 2007:

(in thousands, except per share amount and contractual life)	Number of options	Weighted- average option prices per share	Weighted- average remaining contractual life in years
Outstanding at December 31, 2006	21,153	$10.89	5.3
Granted	73	4.60
Exercised	(27)	3.63
Forfeited or expired	(540)	12.85

Outstanding at March 31, 2007	20,659	$10.83	5.3

Exercisable at March 31, 2007	19,483	$11.20	5.0

The Company recognized compensation expense of $0.2 million related to option grants for the three months ended March 31, 2007 and had an insignificant amount of expense for the three months ended March 31, 2006. As of March 31, 2007, there was $1.5 million of unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted average period of approximately three years. The aggregate intrinsic value of stock options outstanding and exercisable was approximately $5.5 million at March 31, 2007.

The weighted average fair values at the date of grant for options granted were $1.59 and $1.08 for the three months ended March 31, 2007 and 2006, respectively. The weighted average fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2007	2006
Expected volatility	29.2%	31.0%
Risk-free interest rate	4.6%	4.4%
Expected holding period - years	5	4
Expected dividends	0.0%	0.0%

The expected volatility assumption used in the Black-Scholes pricing model was based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected holding period was estimated using the historical exercise behavior of employees and adjusted for abnormal activity. Expected dividends are based on the Company’s history of paying dividends, as well as restrictions in place under the Company’s debt covenants.

Performance-based awards

During the three months ended March 31, 2007, the Company granted performance-based awards that allow the recipients to receive up to 880,800 shares, which vest over three years and upon the achievement of certain performance-based objectives over the period 2007 to 2009. The fair value of the awards on the date of grant was $4.73 per share. During the three months ended March 31, 2006, the Company granted performance-based awards that allow the recipients to receive up to 819,750 shares, which vest over three years and upon the achievement of certain performance-based objectives over the period 2006 to 2008. The fair value of these awards on the date of grant was $4.29 per share. The Company recognized expense for performance-based awards of $0.4 million in the first quarter of 2007 and an insignificant amount of expense in the first quarter of 2006. As of March 31, 2007, there was $1.3 million of unrecognized compensation expense related to performance-based awards, which is expected to be recognized in 2007.

Time-based restricted awards

In December 2006, rather than granting options as in previous years, the Company issued 253,199 time-based restricted shares to lower level managers. These shares vest in one-third increments over a period of three years and had a fair value of $4.74 per share at the date of grant. There were no time-based restricted awards granted in either the first quarter of 2007 or 2006. The Company recognized expense of $0.1 million related to time-based restricted awards in both the first quarter of 2007 and 2006. As of March 31, 2007, there was $0.7 million of unrecognized compensation expense related to these shares. This expense is expected to be recognized over a weighted average period of approximately three years.

Comprehensive Income —

	Three Months Ended March 31,
(dollars in millions)	2007	2006
Net income	$22.6	$14.1
Amortization of pension and postretirement plan costs, less income tax of $2.2	3.7	—

Comprehensive income	$26.3	$14.1

Recently Issued Accounting Standards — In September 2006, the FASB ratified Emerging Issues Task Force Issue (“EITF”) No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider.” This guidance requires the application of EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF No. 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and, also, provides guidance for the classification of the expense. EITF No. 06-1 is effective for the first fiscal year that begins after June 15, 2007. Implementation of this Statement is not expected to have a material impact on the Company’s financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Statement permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007. The Company has not yet determined whether it will adopt the alternatives provided in this standard.

2.	Acquisitions of Businesses

Local Telecommunication Business

In March 2007, the Company purchased a local telecommunication business, which offers voice, data and cable TV services, in Lebanon, Ohio for a purchase price of $7.0 million, of which $4.6 million was paid in March 2007. The Company funded the purchase with its available cash. The purchase price was primarily allocated to property, plant and equipment of $4.4 million, customer relationship intangible assets of $1.5 million and goodwill of $2.1 million. The financial results have been included in the Local segment and were immaterial to the Company’s financial statements for the three months ended March 31, 2007. The preliminary purchase price allocation for this transaction may be adjusted upon completion of the Company’s valuation of the related assets and liabilities of the business.

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

The following table presents detail of the purchase price allocated to intangible assets of CBW as of the date of acquisition:

(dollars in millions)	Fair Value	Weighted Average Amortization Period
Intangible assets subject to amortization:
Customer relationships - subscribers	$11.6	7 years
Customer relationships - collocation towers	2.6	10 years
Contractual right - license	0.7	1 year

	14.9	7 years

Intangible assets not subject to amortization:
Licenses - owned	21.0	n/a
Trademarks	6.2	n/a

Total intangible assets	$42.1

This acquisition has no effect on the Company’s operating income, which historically has included 100% of CBW’s operating income. However, for periods after the acquisition date, the 19.9% minority interest in the net income (loss) of CBW was no longer recorded.

The unaudited financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the acquisition had occurred as of the beginning of the period presented:

Three Months Ended March 31,
(dollars in millions, except per share amounts)	2006
Revenue	$298.2
Net income	13.6
Earnings per share - basic and diluted	0.04

3.	Earnings Per Common Share

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2007	2006
Numerator:
Net income	$22.6	$14.1
Preferred stock dividends	2.6	2.6

Numerator for basic and diluted EPS	$20.0	$11.5

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	247.1	246.6
Warrants	6.3	4.0
Stock-based compensation arrangements	1.6	0.6

Denominator for diluted EPS	255.0	251.2

Basic and diluted earnings per common share	$0.08	$0.05

Potentially issuable common shares excluded from denominator for diluted EPS due to anti-dilutive effect	35.7	38.8

4.	Debt

The Company’s debt consists of the following:

(dollars in millions)	March 31, 2007	December 31, 2006
Current portion of long-term debt:
Credit facility, tranche B term loan	$4.0	$4.0
Capital lease obligations and other debt	4.0	3.3

Current portion of long-term debt	8.0	7.3

Long-term debt, less current portion:
Credit facility, tranche B term loan	340.0	391.0
7 1/4% Senior Notes due 2013	496.9	496.9
8 3/8% Senior Subordinated Notes due 2014, $640 million face amount*	633.2	631.5
7% Senior Notes due 2015, $250 million face amount*	245.8	245.0
7 1/4% Senior Notes due 2023	50.0	50.0
Various Cincinnati Bell Telephone notes	230.0	230.0
Capital lease obligations and other debt	25.0	20.7

	2,020.9	2,065.1
Net unamortized premiums	0.8	0.8

Long-term debt, less current portion	2,021.7	2,065.9

Total debt	$2,029.7	$2,073.2

*	The face amount of these notes has been adjusted to mark hedged debt to fair values at March 31, 2007 and December 31, 2006.

Accounts Receivable Securitization Facility

In March 2007, the Company and certain subsidiaries entered into an accounts receivable securitization facility (“receivables facility”), which permits borrowings of up to $80 million, depending on the level of eligible receivables and other factors. The receivables facility has a term of five years, expiring in March 2012. Under the receivables facility, Cincinnati Bell Telephone LLC (“CBT”), Cincinnati Bell Extended Territories (“CBET”), Cincinnati Bell Wireless LLC (“CBW”), Cincinnati Bell Any Distance Inc. (“CBAD”) and Cincinnati Bell Complete Protection Inc. (“CP”) sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”), a wholly-owned limited liability entity. In turn, CBF grants, without recourse, a senior undivided interest in the pooled receivables to commercial paper conduits in exchange for cash while maintaining a subordinated undivided interest, in the form of over collateralization, in the pooled receivables. The Company has agreed to continue servicing the receivables for CBF at market rates; accordingly, no servicing asset or liability has been recorded.

Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and as such are not available to creditors of other subsidiaries or the parent company.

For the purposes of consolidated financial reporting, the receivables facility is accounted for as a secured financing. Because CBF has the ability to prepay the receivables facility at any time by making a cash payment and effectively repurchasing the receivables transferred pursuant to the facility, the transfers do not qualify for “sale” treatment on a consolidated basis under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement 125.” No borrowings were made on this facility as of March 31, 2007. The Company had $75 million of borrowing availability under the receivables facility at March 31, 2007 based on eligible receivables at that date. In April 2007, the Company borrowed $75 million under the receivables facility. See discussion below for the use of these borrowings. Interest on the receivables facility is based on commercial paper rates plus 0.5%.

Other

In March 2007, the Company prepaid $50 million of the Tranche B Term Loan with its available cash. In April 2007, the Company paid down an additional $100 million of the Tranche B Term Loan, using proceeds of $75 million from borrowings under the receivables facility and the remainder from available cash.

The Company entered into capital leases, primarily data center building space, totaling $5.3 million in the three months ended March 31, 2007. The leased assets secured the capital lease obligations.

5.	Restructuring Charges

2007 Restructuring

In the first quarter of 2007, the Company incurred employee separation expense of $2.4 million primarily related to the outsourcing of certain accounting functions and the reduction in workforce of various other administrative functions. At March 31, 2007, $1.0 million of the reserve is included in “Other current liabilities,” and $0.6 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets. The following table illustrates the activity in this reserve through March 31, 2007:

Type of costs (dollars in millions)	Initial Charge	Utilizations	Balance March 31, 2007
Employee separation obligations	$2.4	$(0.8)	$1.6

2006 Restructuring

In September 2006, the Company incurred employee separation expense of $3.0 million primarily related to the outsourcing of certain supply chain functions. At March 31, 2007, $1.2 million of the restructuring reserve balance was included in “Other current liabilities,” and $0.2 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets. At December 31, 2006, $1.5 million of the restructuring reserve balance was included in “Other current liabilities” and $0.4 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets. The following table illustrates the activity in this reserve through March 31, 2007:

Type of costs (dollars in millions)	Initial Charge	Utilizations	Balance December 31, 2006	Utilizations	Balance March 31, 2007
Employee separation obligations	$3.0	$(1.1)	$1.9	$(0.5)	$1.4

November 2001 Restructuring Plan

In November 2001, the Company adopted a restructuring plan which included initiatives to consolidate data centers, reduce the Company’s expense structure, exit the network construction business, eliminate other non-strategic operations, and merge the digital subscriber line and certain dial-up Internet operations into the Company’s other operations. The Company completed the plan as of December 31, 2002, except for certain lease obligations, which are expected to continue through June 2015.

The following table illustrates the activity in this reserve from December 31, 2005 through March 31, 2007:

Type of costs (dollars in millions):	Balance December 31, 2005	Utilizations	Expense	Balance December 31, 2006	Utilizations	Expense	Balance March 31, 2007
Terminate contractual obligations	$8.2	$(1.6)	$0.6	$7.2	$(0.2)	$0.1	$7.1

At March 31, 2007 and December 31, 2006, $1.4 million of the restructuring reserve balance was included in “Other current liabilities.” The restructuring reserve included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets was $5.7 million and $5.8 million at March 31, 2007 and December 31, 2006, respectively.

6.	Pensions and Postretirement Plans

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans. Approximately 10% of these costs were capitalized to property, plant and equipment related to network construction in the Local segment for the three months ended March 31, 2007 and 2006. Pension and postretirement benefit costs are as follows:

	Pension Benefits		Postretirement and Other Benefits
	Three Months Ended March 31,
(dollars in millions)	2007	2006	2007	2006
Service cost	$2.1	$2.2	$0.9	$0.9
Interest cost on projected benefit obligation	7.0	6.8	5.2	4.8
Expected return on plan assets	(8.2)	(8.7)	(1.0)	(1.2)
Amortization of:
Transition obligation	—	—	1.1	1.1
Prior service cost	0.8	0.8	1.9	1.9
Actuarial loss	1.0	1.1	1.1	1.4

Benefit costs	$2.7	$2.2	$9.2	$8.9

7.	Business Segment Information

The Company is organized into five business segments: Local, Wireless, Technology Solutions, Other, and Broadband, on the basis of offering distinct products and services. These segments are generally aligned with specific subsidiaries of the Company. The Broadband segment no longer has any substantive, on-going operations because, in 2003, the Company sold substantially all of its broadband assets, which were reported in the Broadband segment.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.

The Company’s business segment information follows:

	Three Months Ended March 31,
(dollars in millions)	2007	2006
Revenue
Local	$187.3	$186.3
Wireless	68.5	61.8
Technology Solutions	48.5	38.8
Other	20.4	19.7
Intersegment	(9.4)	(8.4)

Total revenue	$315.3	$298.2

Intersegment revenue
Local	$7.5	$6.5
Wireless	0.6	0.7
Technology Solutions	0.2	0.4
Other	1.1	0.8

Total intersegment revenue	$9.4	$8.4

Operating income
Local	$66.0	$69.5
Wireless	7.5	3.8
Technology Solutions	2.5	2.3
Other	6.2	6.6
Broadband	0.3	(0.5)
Corporate and eliminations	(4.6)	(10.6)

Total operating income	$77.9	$71.1

	March 31, 2007	December 31, 2006
Assets
Local	$716.2	$710.4
Wireless	376.8	382.1
Technology Solutions	120.7	112.5
Other	71.6	77.7
Broadband	0.4	0.3
Corporate and eliminations	665.6	730.8

Total assets	$1,951.3	$2,013.8

8.	Supplemental Guarantor Information

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

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2007 and 2006 and Condensed Consolidating Balance Sheets of the Company as of March 31, 2007 and December 31, 2006 of (1) the Parent Company, as the guarantor (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2007
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$187.3	$137.4	$(9.4)	$315.3
Operating costs and expenses	4.6	121.3	120.9	(9.4)	237.4

Operating income (loss)	(4.6)	66.0	16.5	—	77.9

Equity in earnings of subsidiaries, net of tax	45.4	—	—	(45.4)	—
Interest expense	36.5	4.1	7.0	(7.5)	40.1
Other expense (income), net	(10.0)	—	0.5	7.5	(2.0)

Income before income taxes	14.3	61.9	9.0	(45.4)	39.8
Income tax expense (benefit)	(8.3)	22.0	3.5	—	17.2

Net income	22.6	39.9	5.5	(45.4)	22.6
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$20.0	$39.9	$5.5	$(45.4)	$20.0

	Three Months Ended March 31, 2006
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$186.3	$120.3	$(8.4)	$298.2
Operating costs and expenses	10.6	116.8	108.1	(8.4)	227.1

Operating income (loss)	(10.6)	69.5	12.2	—	71.1

Equity in earnings of subsidiaries, net of tax	44.4	—	—	(44.4)	—
Interest expense	35.6	3.5	7.7	(7.2)	39.6
Other expense (income), net	(7.3)	0.1	0.3	7.2	0.3

Income before income taxes	5.5	65.9	4.2	(44.4)	31.2
Income tax expense (benefit)	(8.6)	23.7	2.0	—	17.1

Net income	14.1	42.2	2.2	(44.4)	14.1
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$11.5	$42.2	$2.2	$(44.4)	$11.5

Condensed Consolidating Balance Sheets

	As of March 31, 2007
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$42.8	$1.5	$1.6	$—	$45.9
Receivables, net	0.2	—	140.9	—	141.1
Other current assets	19.1	40.6	90.5	(21.9)	128.3

Total current assets	62.1	42.1	233.0	(21.9)	315.3
Property, plant and equipment, net	0.1	593.1	243.3	—	836.5
Goodwill and intangibles, net	—	3.7	165.7	—	169.4
Investments in and advances to subsidiaries	1,023.8	65.5	—	(1,089.3)	—
Other noncurrent assets	353.4	11.8	308.5	(43.6)	630.1

Total assets	$1,439.4	$716.2	$950.5	$(1,154.8)	$1,951.3

Current portion of long-term debt	$4.0	$0.8	$3.2	$—	$8.0
Accounts payable	—	32.5	46.1	—	78.6
Other current liabilities	62.9	92.3	46.7	(0.4)	201.5

Total current liabilities	66.9	125.6	96.0	(0.4)	288.1
Long-term debt, less current portion	1,767.1	236.1	18.5	—	2,021.7
Other noncurrent liabilities	378.5	67.9	33.3	(65.1)	414.6
Intercompany payables	—	41.9	474.0	(515.9)	—

Total liabilities	2,212.5	471.5	621.8	(581.4)	2,724.4
Shareowners’ equity (deficit)	(773.1)	244.7	328.7	(573.4)	(773.1)

Total liabilities and shareowners’ equity (deficit)	$1,439.4	$716.2	$950.5	$(1,154.8)	$1,951.3

	As of December 31, 2006
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$75.9	$1.5	$2.0	$—	$79.4
Receivables, net	0.3	71.0	90.6	—	161.9
Other current assets	13.9	36.2	73.2	(17.2)	106.1

Total current assets	90.1	108.7	165.8	(17.2)	347.4
Property, plant and equipment, net	0.1	589.7	229.0	—	818.8
Goodwill and intangibles, net	—	—	166.2	—	166.2
Investments in and advances to subsidiaries	1,047.7	—	—	(1,047.7)	—
Other noncurrent assets	365.1	12.0	349.8	(45.5)	681.4

Total assets	$1,503.0	$710.4	$910.8	$(1,110.4)	$2,013.8

Current portion of long-term debt	$4.0	$0.9	$2.4	$—	$7.3
Accounts payable	0.5	32.7	40.9	—	74.1
Other current liabilities	96.7	92.1	49.0	(0.3)	237.5

Total current liabilities	101.2	125.7	92.3	(0.3)	318.9
Long-term debt, less current portion	1,815.6	236.2	14.1	—	2,065.9
Other noncurrent liabilities	377.8	65.0	40.2	(62.4)	420.6
Intercompany payables	—	37.3	432.5	(469.8)	—

Total liabilities	2,294.6	464.2	579.1	(532.5)	2,805.4
Shareowners’ equity (deficit)	(791.6)	246.2	331.7	(577.9)	(791.6)

Total liabilities and shareowners’ equity (deficit)	$1,503.0	$710.4	$910.8	$(1,110.4)	$2,013.8

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2007
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(46.9)	$65.0	$50.2	$—	$68.3

Capital expenditures	—	(23.1)	(19.2)	—	(42.3)
Acquisition of business	—	(4.6)	—	—	(4.6)
Other investing activities	—	—	(0.5)	—	(0.5)

Cash flows used in investing activities	—	(27.7)	(19.7)	—	(47.4)

Funding between Parent and subsidiaries, net	67.9	(36.9)	(31.0)	—	0.0
Repayment of debt	(51.0)	(0.3)	—	—	(51.3)
Other financing activities	(3.1)	(0.1)	0.1	—	(3.1)

Cash flows provided by (used in) financing activities	13.8	(37.3)	(30.9)	—	(54.4)

Decrease in cash and cash equivalents	(33.1)	—	(0.4)	—	(33.5)
Beginning cash and cash equivalents	75.9	1.5	2.0	—	79.4

Ending cash and cash equivalents	$42.8	$1.5	$1.6	$—	$45.9

	Three Months Ended March 31, 2006
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(42.5)	$71.6	$36.1	$—	$65.2

Capital expenditures	—	(25.5)	(10.1)	—	(35.6)
Acquisition of CBW minority interest	—	—	(83.2)	—	(83.2)
Other investing activities	—	1.4	—	—	1.4

Cash flows used in investing activities	—	(24.1)	(93.3)	—	(117.4)

Funding between Parent and subsidiaries, net	(9.6)	(48.8)	58.4	—	0.0
Increase in corporate credit facility, net	60.0	—	—	—	60.0
Repayment of debt	(1.0)	(1.0)	(1.3)	—	(3.3)
Other financing activities	(2.3)	1.1	—	—	(1.2)

Cash flows provided by (used in) financing activities	47.1	(48.7)	57.1	—	55.5

Increase (decrease) in cash and cash equivalents	4.6	(1.2)	(0.1)	—	3.3
Beginning cash and cash equivalents	23.9	1.3	0.5	—	25.7

Ending cash and cash equivalents	$28.5	$0.1	$0.4	$—	$29.0

7 1/4% Senior Notes Due 2013, 7% Senior Notes Due 2015, and 8 3/8% Senior Subordinated Notes Due 2014

The Company’s 7 1/4% Senior Notes due 2013, 7% Senior Notes due 2015, and 8 3/8% Senior Subordinated Notes due 2014 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc. (f/k/a ZoomTown.com Inc.), Cincinnati Bell Complete Protection Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless LLC, BCSIVA Inc., BRCOM Inc., Cincinnati Bell Technology Solutions Inc., and IXC Internet Services Inc. Effective February 14, 2006, the Company paid Cingular $83.2 million for its 19.9% interest in CBW. As a result, CBW became a wholly-owned subsidiary of the Company and, as such, also became a guarantor of the notes. Also, in the fourth quarter of 2006, the Company’s payphone business became part of BRCOM Inc., a subsidiary of the Parent Company and a guarantor of the notes. The financial information presented below combines CBW and the Company’s payphone business with the guarantors for all periods presented. The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2007 and 2006 and the Condensed Consolidating Balance Sheets of the Company as of March 31, 2007 and December 31, 2006 of (1) the Parent Company, as the issuer (2) the guarantor subsidiaries on a combined basis and (3) the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2007
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$152.5	$172.2	$(9.4)	$315.3
Operating costs and expenses	4.6	135.6	106.6	(9.4)	237.4

Operating income (loss)	(4.6)	16.9	65.6	—	77.9

Equity in earnings of subsidiaries, net of tax	45.4	—	—	(45.4)	—
Interest expense	36.5	7.0	4.1	(7.5)	40.1
Other expense (income), net	(10.0)	—	0.5	7.5	(2.0)

Income before income taxes	14.3	9.9	61.0	(45.4)	39.8
Income tax expense (benefit)	(8.3)	2.7	22.8	—	17.2

Net income	22.6	7.2	38.2	(45.4)	22.6
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$20.0	$7.2	$38.2	$(45.4)	$20.0

	Three Months Ended March 31, 2006
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$132.5	$174.1	$(8.4)	$298.2
Operating costs and expenses	10.6	121.0	103.9	(8.4)	227.1

Operating income (loss)	(10.6)	11.5	70.2	—	71.1

Equity in earnings of subsidiaries, net of tax	44.4	—	—	(44.4)	—
Interest expense	35.6	7.8	3.4	(7.2)	39.6
Other expense (income), net	(7.3)	0.2	0.2	7.2	0.3

Income before income taxes	5.5	3.5	66.6	(44.4)	31.2
Income tax expense (benefit)	(8.6)	0.1	25.6	—	17.1

Net income	14.1	3.4	41.0	(44.4)	14.1
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$11.5	$3.4	$41.0	$(44.4)	$11.5

Condensed Consolidating Balance Sheets

	As of March 31, 2007
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$42.8	$1.6	$1.5	$—	$45.9
Receivables, net	0.2	30.8	110.1	—	141.1
Other current assets	19.1	91.7	39.4	(21.9)	128.3

Total current assets	62.1	124.1	151.0	(21.9)	315.3
Property, plant and equipment, net	0.1	244.7	591.7	—	836.5
Goodwill and intangibles, net	—	165.7	3.7	—	169.4
Investments in and advances to subsidiaries	1,023.8	72.0	—	(1,095.8)	—
Other noncurrent assets	353.4	308.9	11.4	(43.6)	630.1

Total assets	$1,439.4	$915.4	$757.8	$(1,161.3)	$1,951.3

Current portion of long-term debt	$4.0	$3.2	$0.8	$—	$8.0
Accounts payable	—	71.3	7.3	—	78.6
Other current liabilities	62.9	49.1	89.9	(0.4)	201.5

Total current liabilities	66.9	123.6	98.0	(0.4)	288.1
Long-term debt, less current portion	1,767.1	18.5	236.1	—	2,021.7
Other noncurrent liabilities	378.5	43.4	57.8	(65.1)	414.6
Intercompany payables	—	408.1	114.3	(522.4)	—

Total liabilities	2,212.5	593.6	506.2	(587.9)	2,724.4
Shareowners’ equity (deficit)	(773.1)	321.8	251.6	(573.4)	(773.1)

Total liabilities and shareowners’ equity (deficit)	$1,439.4	$915.4	$757.8	$(1,161.3)	$1,951.3

	As of December 31, 2006
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$75.9	$2.0	$1.5	$—	$79.4
Receivables, net	0.3	104.5	57.1	—	161.9
Other current assets	13.9	73.6	35.8	(17.2)	106.1

Total current assets	90.1	180.1	94.4	(17.2)	347.4
Property, plant and equipment, net	0.1	230.6	588.1	—	818.8
Goodwill and intangibles, net	—	166.2	—	—	166.2
Investments in and advances to subsidiaries	1,047.7	9.9	—	(1,057.6)	—
Other noncurrent assets	365.1	349.8	12.0	(45.5)	681.4

Total assets	$1,503.0	$936.6	$694.5	$(1,120.3)	$2,013.8

Current portion of long-term debt	$4.0	$2.4	$0.9	$—	$7.3
Accounts payable	0.5	59.0	14.6	—	74.1
Other current liabilities	96.7	51.2	89.9	(0.3)	237.5

Total current liabilities	101.2	112.6	105.4	(0.3)	318.9
Long-term debt, less current portion	1,815.6	14.0	236.3	—	2,065.9
Other noncurrent liabilities	377.8	50.2	55.0	(62.4)	420.6
Intercompany payables	—	432.5	47.2	(479.7)	—

Total liabilities	2,294.6	609.3	443.9	(542.4)	2,805.4
Shareowners’ equity (deficit)	(791.6)	327.3	250.6	(577.9)	(791.6)

Total liabilities and shareowners’ equity (deficit)	$1,503.0	$936.6	$694.5	$(1,120.3)	$2,013.8

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2007
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(46.9)	$59.8	$55.4	$—	$68.3

Capital expenditures	—	(19.4)	(22.9)	—	(42.3)
Acquisition of business	—	—	(4.6)	—	(4.6)
Other investing activities	—	(0.5)	—	—	(0.5)

Cash flows used in investing activities	—	(19.9)	(27.5)	—	(47.4)

Funding between Parent and subsidiaries, net	67.9	(40.4)	(27.5)	—	0.0
Repayment of debt	(51.0)	—	(0.3)	—	(51.3)
Other financing activities	(3.1)	0.1	(0.1)	—	(3.1)

Cash flows provided by (used in) financing activities	13.8	(40.3)	(27.9)	—	(54.4)

Decrease in cash and cash equivalents	(33.1)	(0.4)	—	—	(33.5)
Beginning cash and cash equivalents	75.9	2.0	1.5	—	79.4

Ending cash and cash equivalents	$42.8	$1.6	$1.5	$—	$45.9

	Three Months Ended March 31, 2006
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(42.5)	$46.2	$61.5	$—	$65.2

Capital expenditures	—	(10.5)	(25.1)	—	(35.6)
Acquisition of CBW minority interest	—	(83.2)	—	—	(83.2)
Other investing activities	—	1.4	—	—	1.4

Cash flows used in investing activities	—	(92.3)	(25.1)	—	(117.4)

Funding between Parent and subsidiaries, net	(9.6)	46.2	(36.6)	—	0.0
Increase in corporate credit facility, net	60.0	—	—	—	60.0
Repayment of debt	(1.0)	(1.3)	(1.0)	—	(3.3)
Other financing activities	(2.3)	1.1	—	—	(1.2)

Cash flows provided by (used in) financing activities	47.1	46.0	(37.6)	—	55.5

Increase (decrease) in cash and cash equivalents	4.6	(0.1)	(1.2)	—	3.3
Beginning cash and cash equivalents	23.9	0.5	1.3	—	25.7

Ending cash and cash equivalents	$28.5	$0.4	$0.1	$—	$29.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

The Company was initially incorporated under the laws of Ohio in 1983 and remains incorporated under the laws of Ohio. It has its principal executive offices at 221 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). The Company makes available its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports) on its website, free of charge, at the Investor Relations section as soon as practicable after they have been electronically filed.

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

Critical Accounting Policies and Estimates

The preparation of Condensed Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company identified critical accounting policies that affect its more significant estimates and assumptions used in preparing its Condensed Consolidated Financial Statements. These critical accounting policies include revenue recognition, accounting for allowances for uncollectible accounts receivable, reviewing the carrying values of goodwill and indefinite-lived intangible assets, reviewing the carrying values of property, plant and equipment, accounting for business combinations, accounting for taxes, and accounting for pension and postretirement expenses.

Results of Operations

The financial results for the three months ended March 31, 2007 and 2006 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations of this Quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for the full year.

CONSOLIDATED OVERVIEW

Consolidated revenue totaled $315.3 million for the first quarter of 2007, an increase of $17.1 million, compared to the first quarter of 2006. The increase was primarily due to the following:

•	$9.7 million higher revenues in the Technology Solutions segment due to increased IT equipment revenue and higher data center and managed services revenue; and

•	$6.7 million higher revenues in the Wireless segment due to increased postpaid service revenue from additional subscribers.

Operating income for the first quarter of 2007 was $77.9 million, an increase of $6.8 million compared to the same period in 2006. The increase was primarily due to the following:

•	$3.7 million increase in Wireless operating income due to higher postpaid revenue partially offset by increased sales and marketing costs related to new activations;

•	$3.5 million decrease in Local operating income primarily due to higher selling, general and administrative costs; and

•	$6.0 million decrease in Corporate expenses primarily related to the settlement of the Company’s shareholder litigation in the first quarter of 2006.

Interest expense was $40.1 million for the first quarter of 2007 as compared to prior year interest expense of $39.6 million. The increase is primarily attributable to higher short-term interest rates.

Other income, net for the first quarter of 2007 includes $1.9 million of income related to a one-time dividend from a cost investment.

Income tax expense was $17.2 million for the first quarter of 2007 compared to $17.1 million in the first quarter of 2006. The increase in income tax expense was due to higher pretax income offset by a decrease due to a $3.6 million charge recorded in 2006 related to new Kentucky state tax regulations, which limited the Company’s ability to use its state net operating loss carryforwards.

The Company has certain non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses associated with the Broadband Securities. The Company estimates that its effective income tax rate will be approximately 43% for the full year 2007. However, the Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2007. The Company expects income tax payments for 2007 to be approximately $5 million.

Discussion of Operating Segment Results

LOCAL

	Three Months Ended March 31,
(dollars in millions)	2007	2006	$ Change	% Change
Revenue:
Voice	$115.0	$121.0	$(6.0)	(5)%
Data	62.5	56.6	5.9	10%
Other	9.8	8.7	1.1	13%

Total revenue	187.3	186.3	1.0	1%

Operating costs and expenses:
Cost of services and products	58.1	58.7	(0.6)	(1)%
Selling, general and administrative	35.7	32.5	3.2	10%
Depreciation	25.1	25.6	(0.5)	(2)%
Restructuring	2.4	—	2.4	n/m

Total operating costs and expenses	121.3	116.8	4.5	4%

Operating income	$66.0	$69.5	$(3.5)	(5)%

Operating margin	35.2%	37.3%		(2.1	) pts

Capital expenditures	$23.1	$25.5	$(2.4)	(9)%

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

Revenue

Voice revenue includes local service, value added services, switched access and information services. Voice revenue decreased by $6.0 million for the first quarter 2007 versus the same period in 2006 primarily as a result of a 5% decrease in access lines.

Access lines within the segment’s ILEC territory decreased by 58,000, or 7%, from 881,000 at March 31, 2006 to 823,000 at March 31, 2007. The Company believes this resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC territory by continuing to target voice services to residential and business customers in its CLEC territory. The Company had approximately 53,000 CLEC access lines at March 31, 2007, which is a 32% increase from March 31, 2006.

Data revenue consists of data transport, high-speed Internet access (including DSL), dial-up Internet access, digital trunking, and Local Area Network (“LAN”) interconnection services. Data revenue increased $5.9 million for the three months ended March 31, 2007 compared to the same period a year ago. The increase was primarily from higher DSL and data transport revenue. An increase in DSL subscribers contributed an additional $3.9 million of revenue in the first quarter of 2007 compared to the first quarter of 2006. As of March 31, 2007, the Company’s DSL penetration of addressable in-territory primary consumer access lines was approximately 36%, up from 28% at March 31, 2006. Data transport revenues were $1.0 million higher for the three months ended March 31, 2007 compared to last year primarily due to increased data usage by CBW and other third party users.

The Company believes its rate of access line loss would have been greater and its increase in DSL subscribers would have been less without the success of its “Super Bundle,” Custom ConnectionsSM. The Company’s Super Bundle offers local, long distance, wireless, DSL and the Company’s value added services package, Home Phone Pak, on a single bill at a price lower than the amount the customer would pay for all of the services individually. In its traditional operating area, the Company added approximately 6,000 Super Bundle subscribers through the first three months of 2007, bringing total subscribers to 168,000 and penetration of in-territory primary residential access lines to 34%. This package has increased the demand for and increased subscriber retention of the Company’s ZoomTown DSL offering. The number of DSL subscribers increased by 9,000 subscribers during the three months ended March 31, 2007 to bring total subscribers to 208,000. As a result of this DSL growth, total lines to the customer (defined as access lines plus DSL subscribers) as of March 31, 2007 decreased only slightly compared to March 31, 2006.

Costs and Expenses

Cost of services and products decreased for the first quarter of 2007 by $0.6 million versus the first quarter of 2006. The decrease primarily resulted from lower labor costs of approximately $1.0 million due to the elimination and outsourcing of positions in the core operating departments and from a $1.3 million settlement of an inter-carrier reciprocal compensation claim. These decreases were partially offset by increased worker’s compensation expenses of $0.7 million, CLEC inter-connection charges of $0.4 million and wage increases for remaining employees.

Selling, general and administrative expenses increased $3.2 million for the three months ended March 31, 2007 versus the prior year comparable period as the Company has responded to increased competitive pressures by increasing its sales and marketing activities, particularly in the business markets. This increase primarily resulted from a $1.5 million increase in payroll and employee-related expenses, $1.2 million increase in consulting fees partially related to the evaluation of marketing strategies for business customers and increased advertising expense.

Restructuring expenses were $2.4 million for the three months ended March 31, 2007 as a result of severance costs associated with the outsourcing of certain accounting functions and the reduction in workforce of various other administrative functions. See Note 5 to the Condensed Consolidated Financial Statements.

WIRELESS

During the fourth quarter of 2003, the Company began to transition customers to the GSM network, which provides for the offering of advanced data services and lower costs, from its legacy TDMA network. As of June 30, 2006, the Company had substantially converted all of its subscribers to the GSM technology and as a result has discontinued the operation of its TDMA network.

(dollars in millions, except for operating metrics)	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Revenue:
Service	$62.2	$55.3	$6.9	12%
Equipment	6.3	6.5	(0.2)	(3)%

Total revenue	68.5	61.8	6.7	11%

Operating costs and expenses:
Cost of services and products	34.7	36.2	(1.5)	(4)%
Selling, general and administrative	17.1	14.3	2.8	20%
Depreciation	8.4	6.9	1.5	22%
Amortization	0.8	0.6	0.2	33%

Total operating costs and expenses	61.0	58.0	3.0	5%

Operating income	$7.5	$3.8	$3.7	97%

Operating margin	10.9%	6.1%		4.8 pts

Operating metrics
Postpaid ARPU*	$44.75	$45.05	$(0.30)	(1)%
Prepaid ARPU*	$22.42	$20.42	$2.00	10%

Capital expenditures	$6.2	$8.4	$(2.2)	(26)%

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue by the average subscriber base for the period. Collocation revenues from other wireless carriers are not included in the calculation of ARPU.

Revenue

Service revenue increased by $6.9 million in the first quarter of 2007 as compared to last year primarily due to the following:

•

Postpaid service revenue increased $6.4 million primarily due to an increase in subscribers and increased data ARPU. Postpaid subscribers increased 15% from 328,000 subscribers at March 31, 2006 to 376,000 at March 31, 2007. Data ARPU increased $0.39 to $5.15 despite a $0.30 decrease in total ARPU as the rate of roaming and subscriber voice revenue growth lagged the 15% rate of subscriber growth. Net postpaid subscriber additions for the first quarter of 2007 were 10,000 subscribers compared to net additions of 13,000 subscribers in the prior year. The average monthly churn of 1.4% for the first quarter of 2007 was consistent with the first quarter of 2006. The rate of postpaid subscriber growth has been equal to or exceeded 15% since the second quarter of 2006 due to the introduction of more attractive rate plans in late 2005 and network quality improvements made over the course of 2005; and

•

Prepaid service revenue increased $0.2 million compared to last year as the increase in ARPU of $2.00 was partially offset by a lower number of subscribers. As of March 31, 2007, prepaid subscribers totaled approximately 175,000 compared to 182,000 subscribers at March 31, 2006. The Company lost subscribers in the summer of 2006 due to increased competition, but has regained subscribers for the past two sequential quarters with the introduction of more attractive rate plans. The Company had net prepaid subscriber additions of approximately 13,000 subscribers in the first quarter of 2007 compared to net additions of 2,000 subscribers in the first quarter of 2006.

Equipment revenue was relatively flat during the first quarter of 2007 compared to the first quarter of 2006.

Costs and Expenses

Cost of services and products consists largely of network expenses including the Company’s own operation costs, interconnection expenses with other telecommunications providers, roaming expense (whereby CBW incurs costs associated with its subscribers using their handsets while in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses decreased $1.5 million during the first quarter of 2007 compared to the first quarter of 2006 primarily due to a change in third party dealer compensation practice, whereby the Company now predominantly pays a commission rather than selling hardware to the dealer at a rate below retail price.

The increase in selling, general, and administrative expenses of $2.8 million for the first quarter of 2007 as compared to the same period in 2006 was primarily due to increased third party commissions of $1.0 million related both to the change in compensation practice mentioned above as well as to a 19% increase in prepaid activations, higher advertising of $0.8 million, higher retail store and activation costs of $0.6 million and increased bad debt expense.

Depreciation expense increased $1.5 million for the three months ended March 31, 2007 versus the 2006 comparable period. The increase was primarily due to the shortening of the useful lives of certain GSM assets as a result of the Company constructing its third generation (“3G”) wireless network, which the Company expects to complete in 2008.

Amortization expense results from the allocation of the purchase price to certain intangibles associated with the purchase of the CBW minority interest from Cingular in February 2006. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

TECHNOLOGY SOLUTIONS

	Three Months Ended March 31,
(dollars in millions)	2007	2006	$ Change	% Change
Revenue:
Telecom and IT equipment distribution	$32.4	$26.5	$5.9	22%
Data center and managed services	14.4	10.6	3.8	36%
Professional services	1.7	1.7	—	0%

Total revenue	48.5	38.8	9.7	25%

Operating costs and expenses:
Cost of services and products	37.9	30.5	7.4	24%
Selling, general and administrative	6.8	5.2	1.6	31%
Depreciation	1.2	0.8	0.4	50%
Amortization	0.1	—	0.1	n/m

Total operating costs and expenses	46.0	36.5	9.5	26%

Operating income	$2.5	$2.3	$0.2	9%

Operating margin	5.2%	5.9%		(0.7	) pts

Capital expenditures	$12.7	$0.7	$12.0	n/m

The Technology Solutions segment consists of the Company’s Cincinnati Bell Technology Solutions (“CBTS”) subsidiary.

Revenue

Revenue from telecom and IT equipment distribution represents the sale, installation and maintenance of major, branded IT and telephony equipment. Distribution revenue increased by $5.9 million in 2007 versus 2006 mainly due to an increase in telephony equipment sales and the related installation and service agreements and the acquisition of Automated Telecom Inc. (“ATI”), which was purchased in the second quarter of 2006.

Data center and managed services revenue consists of recurring collocation rents and IT services that include network management, electronic data storage, disaster recovery, and data security management. Revenue increased $3.8 million versus 2006 mainly due to increased product penetration within managed services and increased billable data center space. Data center billed utilization was 95% with approximately 91,000 square feet of billable data center capacity at March 31, 2007 compared to billed utilization of 99% with approximately 71,000 square feet of billable data center capacity at March 31, 2006. The Company intends to continue to pursue additional customers and growth in its data center business, for which the Company is prepared to commit resources, including capital expenditures and working capital, to support this growth.

Professional services revenue, which was flat compared to 2006, consists of long and short-term IT outsourcing and consulting engagements.

Costs and Expenses

Cost of services and products increased by $7.4 million in the first quarter of 2007 as compared to the same period in 2006. The increase was primarily due to a $4.1 million increase in cost of goods sold primarily related to the increase in telephony equipment sales, $2.1 million higher payroll and contracted services costs related to the growth in the data center and managed services unit, and increased data center facilities costs.

The increase in selling, general and administrative expenses was primarily due to an increase in labor costs to support the segment’s growth.

The increase in depreciation expense for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily due to capital expenditures associated with the data centers.

Amortization expense results from the allocation of a portion of the purchase price to the customer relationship intangible asset associated with the ATI acquisition in May 2006.

OTHER

	Three Months Ended March 31,
(dollars in millions)	2007	2006	$ Change	% Change
Revenue	$20.4	$19.7	$0.7	4%

Operating costs and expenses:
Cost of services and products	9.8	9.1	0.7	8%
Selling, general and administrative	3.7	3.5	0.2	6%
Depreciation	0.7	0.5	0.2	40%

Total operating costs and expenses	$14.2	$13.1	1.1	8%

Operating income	$6.2	$6.6	$(0.4)	(6)%

Operating margin	30.4%	33.5%		(3.1	) pts

Capital expenditures	$0.3	$1.0	$(0.7)	(70)%

The Other Segment includes the operations of Cincinnati Bell Any Distance Inc. (“CBAD”), Cincinnati Bell Complete Protection Inc., the Company’s payphone business and Cincinnati Bell Entertainment Inc.

Revenue

Revenue increased $0.7 million in the first quarter of 2007 as compared to last year primarily as a result of CBAD, which increased $0.8 million. The increase was due primarily to a 13% increase in minutes of use as compared to the first quarter of 2006, higher audio conference revenue due to a 27% increase in minutes of use and increased Voice Over Internet Protocol (“VoIP”) revenue, which CBAD launched in mid 2006. CBAD had approximately 554,000 subscribed access lines as of March 31, 2007 in the Cincinnati and Dayton, Ohio operating areas compared to 561,000 subscribed access lines as of March 31, 2006. The decrease in subscribers related to a 4% decline in residential lines partially offset by a 5% increase in business subscribers.

Costs and Expenses

Cost of services increased $0.7 million in the first quarter of 2007 as compared to 2006 due to an increase in costs at CBAD for $0.9 million. The increase was mainly driven by increased network charges resulting from increased minutes of use for both long-distance and audio conferencing. In addition, CBAD also incurred additional costs related to the introduction of VoIP.

Depreciation expense increased $0.2 million from last year due to an increase in capital expenditures in 2006 related to the introduction of VoIP.

BROADBAND

During 2003, the Company completed the sale of substantially all of its broadband assets and, in connection with the sale, retained certain broadband obligations. Operating income in the first quarter of 2007 was $0.3 million compared to a $0.5 million operating loss in the first quarter of 2006. The first quarter 2007 operating income primarily relates to favorable resolution of certain operating tax issues. Operating losses in the first quarter of 2006 primarily related to legal expenses.

Financial Condition, Liquidity, and Capital Resources

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

Cash Flows

For the three months ended March 31, 2007, cash provided by operating activities totaled $68.3 million, an increase of $3.1 million compared to the $65.2 million provided by operating activities during the same period in 2006. The increase was mainly from increased operating cash generated by the Wireless segment due to an increased number of subscribers offset by increased interest payments due to timing.

Cash flow utilized for investing activities decreased $70.0 million to $47.4 million as compared to $117.4 million in the first quarter of 2006. In the first quarter of 2007, the Company purchased a local telecommunication business and paid $4.6 million. In 2006, the Company purchased the remaining 19.9% interest in CBW from Cingular for $83.2 million. Capital expenditures were $6.7 million higher in the first quarter of 2007 due to data center expansions.

Cash flows used in financing activities of $54.4 million for the three months ended March 31, 2007 compared to an inflow of $55.5 million during the same period in 2006. The Company used a portion of its excess cash at March 31, 2007 to prepay $50 million of the Tranche B Term Loan. In 2006, the Company used $60 million of corporate revolver proceeds to fund the acquisition of 19.9% of CBW. Preferred stock dividends of $2.6 million were paid during both the three months ended March 31, 2007 and 2006.

As of March 31, 2007, the Company held $45.9 million in cash and cash equivalents. In April 2007, the Company paid down an additional $100 million of the Tranche B Term Loan, of which $75 million was from borrowings under the receivables facility and the remainder was from available cash. The Company expects interest savings to be approximately 1% per annum on the $75 million borrowed under the receivables facility as compared to interest that would have been incurred under the Tranche B Term Loan. The Company’s primary sources of cash for the remainder of 2007 will be cash generated by operations and borrowings from the Corporate credit facility. At March 31, 2007, the Company had $245.2 million of availability under the Corporate credit facility. The primary uses of cash will be for funding the Company’s capital expenditures, which is expected to be approximately 19% of 2007 revenue and includes approximately 8% in order to construct additional data centers and the 3G network for its wireless business, repayments of debt and related interest, dividends on the 6 3/4% Cumulative Convertible Preferred Stock, and working capital. The Company believes the cash generated by its operations and borrowings from its Corporate credit facility will be sufficient to fund its primary uses of cash for the remainder of 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company attempts to maintain an optimal balance of fixed rate and variable rate indebtedness in order to attain low overall borrowing costs over time. The Company periodically uses derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. The Company has interest rate swaps (designated as fair value hedging instruments) with notional amounts totaling $450 million to change the fixed rate nature of a portion of the 7% Senior Notes and the 8 3/8% Notes to floating rate debt. As of March 31, 2007 and March 31, 2006, the fair value of all interest rate swap contracts was a liability of $11.0 million and $20.2 million, respectively, for which the Company’s 7% Notes and 8 3/8% Notes have an equal reduction in reported value as appropriate under SFAS 133.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further information.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007 (the “Evaluation Date”). Based on that evaluation, Cincinnati Bell Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)	Changes in internal controls over financial reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2007, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors as listed in the Company’s 2006 Annual Report on Form 10-K. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2007, the Company had no unregistered sales of equity securities.

The following table provides information regarding the Company’s purchases of its common stock for the quarter ended March 31, 2007:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
1/1/2007-1/31/2007	7,836	$4.69	0	n/a
2/1/2007-2/28/2007	214	4.69	0	n/a
3/1/2007-3/31/2007	0	n/a	0	n/a

*	Shares for certain deferred compensation and restricted stock plans are purchased at market value. Future purchases are subject to participant elections.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was conducted on May 3, 2007. At that meeting, shareholders voted on the:

i.	Election of three directors to serve three-year terms ending in 2010;

ii.	Ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm to audit the financial statements of the Company for the year 2007;

iii.	Approval of the Cincinnati Bell Inc. 2007 Long Term Incentive Plan; and

iv.	Approval of the Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors.

The results of such votes were as follows:

i.	Philip R. Cox was elected as a director with 219,870,902 shares voting for election and 7,743,171 voting abstained. Michael G. Morris was elected as a director with 221,723,201 shares voting for election and 5,890,872 voting abstained. John M. Zrno was elected as a director with 222,594,471 shares voting for election and 5,019,602 voting abstained.

ii.	Deloitte & Touche LLP was ratified as independent registered public accounting firm to audit the financial statements of the Company for the year 2007 with 225,695,411 shares voting for, 1,299,367 shares voting against and 619,295 voting abstained.

iii.	The Cincinnati Bell Inc. 2007 Long Term Incentive Plan was approved with 175,724,861 shares voting for approval, 26,129,190 against, 1,480,320 abstained and 24,279,702 broker non-votes.

iv.	The Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors was approved with 177,082,379 shares voting for approval, 24,801,153 against, 1,450,839 abstained and 24,279,702 broker non-votes.

In addition, Bruce L. Byrnes, John F. Cassidy, Robert W. Mahoney, Daniel J. Meyer, David B. Sharrock and Alex Shumate all continue to serve as directors of the Company.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION
(10)+	2007 Performance Unit Agreement

(10.1)	Purchase and Sale Agreement, dated as of March 23, 2007, among Cincinnati Bell Any Distance Inc., Cincinnati Bell Telephone Company LLC, Cincinnati Bell Wireless LLC, Cincinnati Bell Extended Territories LLC, Cincinnati Bell Complete Protection Inc., Cincinnati Bell Funding LLC and Cincinnati Bell Inc., as Servicer and sole member of Cincinnati Bell Funding LLC (Exhibit 99.1 to Current Report on Form 8-K, filed March 29, 2007, File No. 1-8519).

(10.2)	Receivables Purchase Agreement, dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, various Purchasers and Purchaser Agents, and PNC Bank, National Association, as Administrator. (Exhibit 99.2 to Current Report on Form 8-K, filed March 29, 2007, File No. 1-8519).

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

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

Cincinnati Bell Inc.

Date: May 9, 2007	/s/ Brian A. Ross
Brian A. Ross
Chief Financial Officer

Date: May 9, 2007	/s/ Kurt Freyberger
Kurt Freyberger
Vice President and Controller