Form 10-Q
period 2007-06-30
CINCINNATI BELL INC
filed 2007-08-07
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At July 31, 2007, there were 248,106,340 common shares outstanding and 155,250 shares of 6 3/4% Cumulative Convertible Preferred Stock outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Services	$288.7	$275.5	$570.6	$545.4
Products	40.4	47.8	73.8	76.2

Total revenue	329.1	323.3	644.4	621.6

Costs and expenses
Cost of services, excluding depreciation	103.0	93.6	199.6	188.4
Cost of products sold, excluding depreciation	42.3	51.9	78.8	85.2
Selling, general and administrative	65.8	61.7	131.3	120.0
Depreciation	36.0	34.3	71.5	68.1
Amortization	0.8	1.4	1.7	2.0
Shareholder claim settlement	—	—	—	6.3
Gain on sale of broadband assets	—	(2.9)	—	(2.9)
Restructuring charges	0.1	0.1	2.6	0.2

Total operating costs and expenses	248.0	240.1	485.5	467.3

Operating income	81.1	83.2	158.9	154.3
Minority interest expense	—	—	—	0.4
Interest expense	39.0	40.3	79.1	79.8
Other income, net	(0.2)	(0.1)	(2.2)	(0.2)

Income before income taxes	42.3	43.0	82.0	74.3
Income tax expense	18.1	18.7	35.3	35.9

Net income	24.2	24.3	46.7	38.4
Preferred stock dividends	2.6	2.6	5.2	5.2

Net income applicable to common shareowners	$21.6	$21.7	$41.5	$33.2

Basic earnings per common share	$0.09	$0.09	$0.17	$0.13

Diluted earnings per common share	$0.08	$0.09	$0.16	$0.13

Weighted average common shares outstanding (in millions)
Basic	247.3	246.8	247.2	246.7
Diluted	257.6	252.4	256.4	251.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$26.7	$79.4
Receivables, less allowances of $15.7 and $15.2	155.9	161.9
Materials and supplies	29.5	24.9
Deferred income tax benefits, net	78.4	63.3
Prepaid expenses and other current assets	23.5	17.9

Total current assets	314.0	347.4

Property, plant and equipment, net	856.6	818.8
Goodwill	55.4	53.3
Intangible assets, net	113.2	112.9
Deferred income tax benefits, net	565.7	631.4
Other noncurrent assets	47.8	50.0

Total assets	$1,952.7	$2,013.8

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$7.4	$7.3
Accounts payable	90.9	74.1
Unearned revenue and customer deposits	45.3	42.9
Accrued taxes	42.0	52.8
Accrued interest	50.4	52.1
Accrued payroll and benefits	39.0	43.8
Other current liabilities	40.9	45.9

Total current liabilities	315.9	318.9

Long-term debt, less current portion	1,956.7	2,065.9
Accrued pension and postretirement benefits	362.6	359.6
Other noncurrent liabilities	61.5	61.0

Total liabilities	2,696.7	2,805.4

Shareowners’ deficit

Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2007 and December 31, 2006; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 256,387,368 and 255,669,983 shares issued; 248,097,440 and 247,471,538 outstanding at June 30, 2007 and December 31, 2006	2.6	2.6
Additional paid-in capital	2,923.7	2,924.9
Accumulated deficit	(3,485.6)	(3,527.2)
Accumulated other comprehensive loss	(166.9)	(174.5)
Common shares in treasury, at cost: 8,289,928 and 8,198,445 shares at June 30, 2007 and December 31, 2006	(147.2)	(146.8)

Total shareowners’ deficit	(744.0)	(791.6)

Total liabilities and shareowners’ deficit	$1,952.7	$2,013.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$46.7	$38.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	71.5	68.1
Amortization	1.7	2.0
Gain on sale of broadband assets	—	(2.9)
Provision for loss on receivables	7.4	7.6
Noncash interest expense	2.6	2.5
Minority interest expense	—	0.4
Deferred income tax expense, including valuation allowance change	32.6	32.4
Pension and other postretirement expense in excess of payments	14.9	16.5
Other, net	1.0	0.1

Changes in operating assets and liabilities, net of effects of acquisitions
(Increase) decrease in receivables	(0.7)	9.4
Increase in prepaid expenses and other current assets	(14.8)	(21.8)
Increase in accounts payable	10.7	8.5
Decrease in accrued and other current liabilities	(16.8)	(5.1)
Change in other assets and liabilities, net	(1.7)	1.5

Net cash provided by operating activities	155.1	157.6

Cash flows from investing activities
Capital expenditures	(90.3)	(74.6)
Acquisitions of businesses and remaining minority interest in CBW	(4.6)	(86.7)
Other, net	0.1	2.0

Net cash used in investing activities	(94.8)	(159.3)

Cash flows from financing activities
Issuance of long-term debt	75.0	—
Increase in corporate credit facility, net	—	12.0
Repayment of debt	(183.2)	(5.7)
Issuance of common shares - exercise of stock options	2.3	0.7
Preferred stock dividends	(5.2)	(5.2)
Debt issuance costs	(1.3)	—
Other, net	(0.6)	0.8

Net cash (used in) provided by financing activities	(113.0)	2.6

Net (decrease) increase in cash and cash equivalents	(52.7)	0.9
Cash and cash equivalents at beginning of year	79.4	25.7

Cash and cash equivalents at end of period	$26.7	$26.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies

The following represents a summary of the business and accounting policies of Cincinnati Bell Inc. (the “Company”). A more detailed presentation can be found in the Company’s 2006 Annual Report on Form 10-K.

Description of Business — The Company provides diversified telecommunications services through businesses in three segments: Wireline, Wireless and Technology Solutions. During the second quarter of 2007, the Company realigned its reportable business segments to be consistent with changes to its management structure and reporting. Refer to Note 7 for further discussion concerning the Company’s segments.

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

The Condensed Consolidated Balance Sheet as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2006 Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2007.

Income Taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2003. In the first quarter of 2007, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for 2004 and 2005. The Company expects these examinations to be completed by the end of 2007.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $5.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. After recognizing this impact upon adoption of FIN 48, the Company has a $14.7 million liability recorded for unrecognized tax benefits as of January 1, 2007 and June 30, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $14.5 million. The Company does not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year.

The Company recognizes accrued penalties related to unrecognized tax benefits in income tax expense. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. Accrued interest and penalties are insignificant at December 31, 2006 and June 30, 2007.

Regulatory Taxes — The Company incurs federal regulatory taxes on certain revenue producing transactions. The Company is permitted to recover certain of these taxes by billing the customer, however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect from customers in certain instances. The amount recorded as revenue for the three and six months ended June 30, 2007 was $4.7 million and $8.4 million and for the three and six months ended June 30, 2006 was $4.2 million and $8.0 million, respectively. The amount expensed for the three and six months ended June 30, 2007 was $5.4 million and $9.6 million and for the three and six months ended June 30, 2006 was $4.5 million and $8.9 million, respectively. The Company records all other taxes collected from customers on a net basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Stock-Based Compensation — The Company values all share-based payments to employees at fair value on the date of grant and expenses this value over the applicable vesting period. The Company’s policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. For all share-based payments, an assumption is made for an estimated forfeiture rate based on the historical behavior of employees. The Company’s practice has been to make its annual grant of stock options and time-based restricted awards in December and annual performance-based awards in the first quarter. In addition, the Company also has historically granted a smaller number of stock-based awards at various times during the year for new employees, promotions and performance achievements.

In the second quarter of 2007, the Company’s shareholders approved both The Cincinnati Bell Inc. 2007 Long Term Incentive Plan (the “2007 Long Term Plan”) and The Cincinnati Bell Inc. 2007 Stock Option Plan For Non-Employee Directors (the “2007 Directors Plan”), which replaced the Cincinnati Bell Inc. 1997 Long Term Incentive Plan and the Cincinnati Bell Inc. 1997 Stock Option Plan, respectively. The 2007 Long Term Plan provides for awards in the form of stock options, including incentive stock options (“ISOs”), stock appreciation rights and other awards (e.g., restricted stock, performance shares, share-based performance units, non-share based performance units and non-restricted stock) to eligible employees of the Company. The 2007 Long Term Plan authorizes the issuance of up to 8,000,000 common shares of which the maximum number of common shares that can be issued as ISOs and other awards is 2,000,000 and 2,400,000 common shares, respectively. The 2007 Directors Plan provides for awards to be granted in the form of stock options or restricted stock awards to members of the Board, who are not employees of the Company. The 2007 Directors Plan authorizes the issuance of up to 1,000,000 common shares for grant of stock-based awards, of which a maximum of 1,000,000 common shares may be issued as stock options and a maximum of 300,000 common shares may be issued as restricted stock awards.

Stock options

The following table summarizes stock option activity for the six months ended June 30, 2007:

	Number of options (in thousands)	Weighted- average option prices per share	Weighted- average remaining contractual life in years
Outstanding at December 31, 2006	21,153	$10.89	5.3
Granted	145	4.95
Exercised	(580)	3.97
Forfeited or expired	(691)	12.53

Outstanding at June 30, 2007	20,027	$11.00	5.0

Exercisable at June 30, 2007	18,861	$11.39	4.6

The Company recognized compensation expense of $0.3 million related to option grants for the three months ended June 30, 2007 and $0.5 million for the six months ended June 30, 2007 and had $0.1 million of expense for both the three months and six months ended June 30, 2006. As of June 30, 2007, there was $1.3 million of unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted average period of approximately three years. At June 30, 2007, the aggregate intrinsic value of stock options outstanding and exercisable was approximately $12.9 million and $10.1 million, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

The weighted average fair values at the date of grant for options granted were $1.79 and $1.34 for the three months ended June 30, 2007 and 2006, respectively, and $1.69 and $1.21 for the six months ended June 30, 2007 and 2006, respectively. The weighted average fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2007	2006
Expected volatility	28.9%	32.0%
Risk-free interest rate	4.6%	4.6%
Expected holding period - years	5	4
Expected dividends	0.0%	0.0%

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

Performance-based awards

During the six months ended June 30, 2007, the Company granted performance-based awards that allow the recipients to receive up to 880,800 shares, which vest over three years and upon the achievement of certain performance-based objectives over the period 2007 to 2009. The fair value of the awards on the date of grant was $4.73 per share. During the six months ended June 30, 2006, the Company granted performance-based awards that allow the recipients to receive up to 819,750 shares, which vest over three years and upon the achievement of certain performance-based objectives over the period 2006 to 2008. The fair value of these awards on the date of grant was $4.29 per share. The Company recognized expense for performance-based awards of $0.9 million for three months ended June 30, 2007 and $1.3 million for the six months ended June 30, 2007, and $0.4 million expense for the three and six months ended June 30, 2006. As of June 30, 2007, there was $1.2 million of unrecognized compensation expense related to performance-based awards, substantially all of which is expected to be recognized in 2007.

Time-based restricted awards

In December 2006, rather than granting options as in previous years, the Company issued 253,199 time-based restricted shares, to lower level managers. These shares vest in one-third increments over a period of three years and had a fair value of $4.74 per share at the date of grant. There were no time-based restricted awards granted in either of the six months ended June 30, 2007 or 2006. The Company recognized expense of $0.1 million for both the six months ended June 30, 2007 and 2006 related to time-based restricted awards. As of June 30, 2007, there was $0.7 million of unrecognized compensation expense related to these shares. This expense is expected to be recognized over a weighted average period of approximately three years.

Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$24.2	$24.3	$46.7	$38.4

Amortization of pension and postretirement costs, net of taxes of $2.1 million and $4.3 million, respectively	3.9	—	7.6	—

Comprehensive income	$28.1	$24.3	$54.3	$38.4

Form 10-Q Part I	Cincinnati Bell Inc.

Recently Issued Accounting Standards — In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider.” This guidance requires the application of EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” when consideration is given to a reseller or manufacturer for benefit to the service provider’s end-customer. EITF No. 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and, also, provides guidance for the classification of the expense. EITF No. 06-1 is effective for the first fiscal year that begins after June 15, 2007. Implementation of this Statement is not expected to have a material impact on the Company’s financial statements.

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

Local Telecommunication Business

In March 2007, the Company purchased a local telecommunication business, which offers voice, data and cable TV services, in Lebanon, Ohio for a purchase price of $7.0 million, of which $4.6 million was paid in March 2007. The Company funded the purchase with its available cash. The purchase price was primarily allocated to property, plant and equipment of $4.4 million, customer relationship intangible assets of $1.5 million and goodwill of $2.1 million. The financial results have been included in the Wireline segment and were immaterial to the Company’s financial statements for the three and six months ended June 30, 2007. The preliminary purchase price allocation for this transaction may be adjusted upon completion of the Company’s valuation of the related assets and liabilities of the business.

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

The unaudited financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the acquisition had occurred as of the beginning of the period presented:

(dollars in millions, except per share amounts)	Six Months Ended June 30, 2006
Revenue	$621.6
Net income	37.9
Earnings per share - basic and diluted	0.13

Form 10-Q Part I	Cincinnati Bell Inc.

3.	Earnings Per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2007	2006	2007	2006
Numerator:
Net income	$24.2	$24.3	$46.7	$38.4
Preferred stock dividends	2.6	2.6	5.2	5.2

Numerator for basic and diluted EPS	$21.6	$21.7	$41.5	$33.2

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	247.3	246.8	247.2	246.7
Warrants	7.9	4.6	7.1	4.3
Stock-based compensation arrangements	2.4	1.0	2.1	0.9

Denominator for diluted EPS	257.6	252.4	256.4	251.9

Basic earnings per common share	$0.09	$0.09	$0.17	$0.13

Diluted earnings per common share	$0.08	$0.09	$0.16	$0.13

Potentially issuable common shares excluded from denominator for diluted EPS due to anti-dilutive effect	32.9	38.0	34.1	38.3

Form 10-Q Part I	Cincinnati Bell Inc.

4.	Debt

The Company’s debt consists of the following:

(dollars in millions)	June 30, 2007	December 31, 2006
Current portion of long-term debt:
Credit facility, tranche B term loan	$4.0	$4.0
Capital lease obligations and other debt	3.4	3.3

Current portion of long-term debt	7.4	7.3

Long-term debt, less current portion:
Credit facility, tranche B term loan	209.0	391.0
Accounts receivable securitization facility	75.0	—
7 1/4% Senior Notes due 2013	496.9	496.9
8 3/8% Senior Subordinated Notes due 2014, $640 million face amount*	626.3	631.5
7% Senior Notes due 2015, $250 million face amount*	241.9	245.0
7 1/4% Senior Notes due 2023	50.0	50.0
Various Cincinnati Bell Telephone notes	230.0	230.0
Capital lease obligations and other debt	26.9	20.7

	1,956.0	2,065.1
Net unamortized premiums	0.7	0.8

Long-term debt, less current portion	1,956.7	2,065.9

Total debt	$1,964.1	$2,073.2

*	The face amount of these notes has been adjusted for the fair value of interest rate swaps classified as fair value derivatives at June 30, 2007 and December 31, 2006.

Accounts Receivable Securitization Facility

In March 2007, the Company and certain subsidiaries as detailed below entered into an accounts receivable securitization facility (“receivables facility”), which permits borrowings of up to $80 million, depending on the level of eligible receivables and other factors. The receivables facility has a term of five years, expiring in March 2012. Under the receivables facility, Cincinnati Bell Telephone LLC (“CBT”), Cincinnati Bell Extended Territories, Cincinnati Bell Wireless LLC, Cincinnati Bell Any Distance Inc. and Cincinnati Bell Complete Protection Inc. sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”), a wholly-owned limited liability entity. In turn, CBF grants, without recourse, a senior undivided interest in the pooled receivables to commercial paper conduits in exchange for cash while maintaining a subordinated undivided interest, in the form of over-collateralization, in the pooled receivables. The Company has agreed to continue servicing the receivables for CBF at market rates; accordingly, no servicing asset or liability has been recorded.

Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and as such are not available to creditors of other subsidiaries or the parent company.

For the purposes of consolidated financial reporting, the receivables facility is accounted for as a secured financing. Because CBF has the ability to prepay the receivables facility at any time by making a cash payment and effectively repurchasing the receivables transferred pursuant to the facility, the transfers do not qualify for “sale” treatment on a consolidated basis under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement 125.” Based on eligible receivables at June 30, 2007, the Company’s borrowing limit under the receivables facility was $80 million, of which the Company had borrowed $75 million. See discussion below for the use of these borrowings. Interest on the receivables facility is based on commercial paper rates plus 0.5%.

Form 10-Q Part I	Cincinnati Bell Inc.

Other

In the first six months of 2007, the Company prepaid $180 million of the Tranche B Term Loan, using proceeds of $75 million from borrowings under the receivables facility and the remainder from available cash.

The Company entered into capital leases for data center building space and equipment totaling $7.6 million during the six months ended June 30, 2007. The leased assets secured the capital lease obligations.

5.	Restructuring Charges

2007 Restructuring

In the first quarter of 2007, the Company incurred employee separation expense of $2.4 million primarily related to the outsourcing of certain accounting functions and the reduction in workforce of various other administrative functions. At June 30, 2007, $0.6 million of the reserve was included in “Other current liabilities,” and $0.3 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets. The following table illustrates the activity in this reserve through June 30, 2007:

Type of costs (dollars in millions)	Initial Charge	Utilizations	Balance March 31, 2007	Utilizations	Balance June 30, 2007
Employee separation obligations	$2.4	$(0.8)	$1.6	$(0.7)	$0.9

2006 Restructuring

In September 2006, the Company incurred employee separation expense of $3.0 million primarily related to the outsourcing of certain supply chain functions. At June 30, 2007, the restructuring reserve balance of $0.9 million was included in “Other current liabilities” in the Condensed Consolidated Balance Sheets. At December 31, 2006, $1.5 million of the restructuring reserve balance was included in “Other current liabilities” and $0.4 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets. The following table illustrates the activity in this reserve from December 31, 2006 through June 30, 2007:

Type of costs (dollars in millions)	Balance December 31, 2006	Utilizations	Balance March 31, 2007	Utilizations	Balance June 30, 2007
Employee separation obligations	$1.9	$(0.5)	$1.4	$(0.5)	$0.9

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

At June 30, 2007 and December 31, 2006, $1.4 million of the restructuring reserve balance was included in “Other current liabilities” in the Condensed Consolidated Balance Sheets. The restructuring reserve included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets was $5.2 million and $5.8 million at June 30, 2007 and December 31, 2006, respectively. The following table illustrates the activity in this reserve from December 31, 2006 through June 30, 2007:

Type of costs (dollars in millions):	Balance December 31, 2006	Utilizations	Expense	Balance March 31, 2007	Utilizations	Expense	Balance June 30, 2007
Terminate contractual obligations	$7.2	$(0.2)	$0.1	$7.1	$(0.6)	$0.1	$6.6

Form 10-Q Part I	Cincinnati Bell Inc.

6.	Pensions and Postretirement Plans

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans. Approximately 12% of these costs were capitalized to property, plant and equipment related to network construction in the Wireline segment for both the three and six months ended June 30, 2007 and approximately 10% of these costs were capitalized for the three and six months ended June 30, 2006. Pension and postretirement benefit costs are as follows:

	Pension Benefits		Postretirement and Other Benefits
	Three Months Ended June 30,
(dollars in millions)	2007	2006	2007	2006
Service cost	$2.1	$2.1	$0.9	$1.0
Interest cost on projected benefit obligation	7.0	6.9	5.2	4.8
Expected return on plan assets	(8.2)	(8.7)	(1.0)	(1.2)
Amortization of:
Transition obligation	—	—	1.1	1.0
Prior service cost	0.8	0.9	1.9	2.0
Actuarial loss	1.0	1.0	1.1	1.3

Benefit costs	$2.7	$2.2	$9.2	$8.9

	Pension Benefits		Postretirement and Other Benefits
	Six Months Ended June 30,
(dollars in millions)	2007	2006	2007	2006
Service cost	$4.2	$4.3	$1.7	$1.9
Interest cost on projected benefit obligation	13.9	13.7	10.5	9.6
Expected return on plan assets	(16.5)	(17.4)	(2.0)	(2.4)
Amortization of:
Transition obligation	—	—	2.1	2.1
Prior service cost	1.6	1.7	3.9	3.9
Actuarial loss	2.1	2.1	2.2	2.7

Benefit costs	$5.3	$4.4	$18.4	$17.8

Form 10-Q Part I	Cincinnati Bell Inc.

7.	Business Segment Information

Beginning in the second quarter of 2007, the Company has realigned its reportable business segments to be consistent with changes to its management structure and reporting. The Company now has three segments: Wireline, Wireless and Technology Solutions. The Wireline segment combines the operations of Cincinnati Bell Telephone LLC and Cincinnati Bell Extended Territories LLC, which were formerly included in the Local segment, and the operations of Cincinnati Bell Any Distance, Cincinnati Bell Complete Protection, the Company’s payphone business and Cincinnati Bell Entertainment, which were formerly included in the Other segment. The Broadband segment, which does not have any substantive on-going operations, has been eliminated. The remaining liabilities associated with the former broadband operations are now included in Corporate activities. The Wireless and Technology Solutions segments were not impacted by the segment realignment. Prior year amounts have been reclassified to conform to the current segment reporting.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.

The Company’s business segment information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2007	2006	2007	2006
Revenue
Wireline	$204.1	$203.4	$407.8	$405.4
Wireless	73.5	66.4	142.0	128.2
Technology Solutions	57.5	58.2	106.0	97.0
Intersegment	(6.0)	(4.7)	(11.4)	(9.0)

Total revenue	$329.1	$323.3	$644.4	$621.6

Intersegment revenue
Wireline	$5.1	$3.7	$9.7	$6.9
Wireless	0.6	0.7	1.2	1.4
Technology Solutions	0.3	0.3	0.5	0.7

Total intersegment revenue	$6.0	$4.7	$11.4	$9.0

Operating income
Wireline	$72.0	$77.6	$144.0	$153.6
Wireless	10.3	4.5	17.9	8.2
Technology Solutions	4.0	3.8	6.5	6.1
Corporate	(5.2)	(2.7)	(9.5)	(13.6)

Total operating income	$81.1	$83.2	$158.9	$154.3

Assets	June 30, 2007	December 31, 2006
Wireline	$713.1	$788.1
Wireless	343.1	382.1
Technology Solutions	145.9	112.5
Corporate and eliminations	750.6	731.1

Total assets	$1,952.7	$2,013.8

Form 10-Q Part I	Cincinnati Bell Inc.

8.	Supplemental Guarantor Information

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

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three and six months ended June 30, 2007 and 2006 and Condensed Consolidating Balance Sheets of the Company as of June 30, 2007 and December 31, 2006 of (1) the Parent Company, as the guarantor (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

(dollars in millions)	Three Months Ended June 30, 2007
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$186.7	$152.5	$(10.1)	$329.1
Operating costs and expenses	6.0	121.4	130.7	(10.1)	248.0

Operating income (loss)	(6.0)	65.3	21.8	—	81.1
Equity in earnings of subsidiaries, net of tax	48.7	—	—	(48.7)	—
Interest expense	34.1	4.1	8.5	(7.7)	39.0
Other expense (income), net	(8.1)	1.8	(0.9)	7.0	(0.2)

Income before income taxes	16.7	59.4	14.2	(48.0)	42.3
Income tax expense (benefit)	(7.5)	21.0	4.6	—	18.1

Net income	24.2	38.4	9.6	(48.0)	24.2
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$21.6	$38.4	$9.6	$(48.0)	$21.6

	Three Months Ended June 30, 2006
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$187.4	$144.4	$(8.5)	$323.3
Operating costs and expenses	4.0	116.8	127.8	(8.5)	240.1

Operating income (loss)	(4.0)	70.6	16.6	—	83.2
Equity in earnings of subsidiaries, net of tax	47.7	—	—	(47.7)	—
Interest expense	36.0	3.8	9.1	(8.6)	40.3
Other expense (income), net	(8.7)	0.1	(0.1)	8.6	(0.1)

Income before income taxes	16.4	66.7	7.6	(47.7)	43.0
Income tax expense (benefit)	(7.9)	23.8	2.8	—	18.7

Net income	24.3	42.9	4.8	(47.7)	24.3
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$21.7	$42.9	$4.8	$(47.7)	$21.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2007
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$374.1	$289.8	$(19.5)	$644.4
Operating costs and expenses	10.5	242.7	251.8	(19.5)	485.5

Operating income (loss)	(10.5)	131.4	38.0	—	158.9
Equity in earnings of subsidiaries, net of tax	94.1	—	—	(94.1)	—
Interest expense	70.8	8.3	15.1	(15.1)	79.1
Other expense (income), net	(18.1)	1.8	(0.3)	14.4	(2.2)

Income before income taxes	30.9	121.3	23.2	(93.4)	82.0
Income tax expense (benefit)	(15.8)	43.0	8.1	—	35.3

Net income	46.7	78.3	15.1	(93.4)	46.7
Preferred stock dividends	5.2	—	—	—	5.2

Net income applicable to common shareowners	$41.5	$78.3	$15.1	$(93.4)	$41.5

	Six Months Ended June 30, 2006
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$373.8	$264.6	$(16.8)	$621.6
Operating costs and expenses	14.5	233.7	235.9	(16.8)	467.3

Operating income (loss)	(14.5)	140.1	28.7	—	154.3
Equity in earnings of subsidiaries, net of tax	92.0	—	—	(92.0)	—
Interest expense	71.6	7.4	16.6	(15.8)	79.8
Other expense (income), net	(16.1)	0.1	0.4	15.8	0.2

Income before income taxes	22.0	132.6	11.7	(92.0)	74.3
Income tax expense (benefit)	(16.4)	47.5	4.8	—	35.9

Net income	38.4	85.1	6.9	(92.0)	38.4
Preferred stock dividends	5.2	—	—	—	5.2

Net income applicable to common shareowners	$33.2	$85.1	$6.9	$(92.0)	$33.2

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of June 30, 2007
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$25.2	$0.4	$1.1	$—	$26.7
Receivables, net	0.1	—	155.1	0.7	155.9
Other current assets	15.3	50.4	87.1	(21.4)	131.4

Total current assets	40.6	50.8	243.3	(20.7)	314.0
Property, plant and equipment, net	0.1	592.5	264.0	—	856.6
Goodwill and intangibles, net	—	3.6	165.0	—	168.6
Investments in and advances to subsidiaries	972.2	15.8	—	(988.0)	—
Other noncurrent assets	351.9	11.5	298.4	(48.3)	613.5

Total assets	$1,364.8	$674.2	$970.7	$(1,057.0)	$1,952.7

Current portion of long-term debt	$4.0	$0.6	$2.8	$—	$7.4
Accounts payable	—	42.2	48.7	—	90.9
Other current liabilities	90.4	80.7	47.4	(0.9)	217.6

Total current liabilities	94.4	123.5	98.9	(0.9)	315.9
Long-term debt, less current portion	1,625.2	236.0	95.5	—	1,956.7
Other noncurrent liabilities	389.2	67.8	35.9	(68.8)	424.1
Intercompany payables	—	—	409.5	(409.5)	—

Total liabilities	2,108.8	427.3	639.8	(479.2)	2,696.7
Shareowners’ equity (deficit)	(744.0)	246.9	330.9	(577.8)	(744.0)

Total liabilities and shareowners’ equity (deficit)	$1,364.8	$674.2	$970.7	$(1,057.0)	$1,952.7

	As of December 31, 2006
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$75.9	$1.5	$2.0	$—	$79.4
Receivables, net	0.3	71.0	90.6	—	161.9
Other current assets	13.9	36.2	73.2	(17.2)	106.1

Total current assets	90.1	108.7	165.8	(17.2)	347.4
Property, plant and equipment, net	0.1	589.7	229.0	—	818.8
Goodwill and intangibles, net	—	—	166.2	—	166.2
Investments in and advances to subsidiaries	1,047.7	—	—	(1,047.7)	—
Other noncurrent assets	365.1	12.0	349.8	(45.5)	681.4

Total assets	$1,503.0	$710.4	$910.8	$(1,110.4)	$2,013.8

Current portion of long-term debt	$4.0	$0.9	$2.4	$—	$7.3
Accounts payable	0.5	32.7	40.9	—	74.1
Other current liabilities	96.7	92.1	49.0	(0.3)	237.5

Total current liabilities	101.2	125.7	92.3	(0.3)	318.9
Long-term debt, less current portion	1,815.6	236.2	14.1	—	2,065.9
Other noncurrent liabilities	377.8	65.0	40.2	(62.4)	420.6
Intercompany payables	—	37.3	432.5	(469.8)	—

Total liabilities	2,294.6	464.2	579.1	(532.5)	2,805.4
Shareowners’ equity (deficit)	(791.6)	246.2	331.7	(577.9)	(791.6)

Total liabilities and shareowners’ equity (deficit)	$1,503.0	$710.4	$910.8	$(1,110.4)	$2,013.8

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2007
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(33.2)	$181.7	$6.6	$—	$155.1

Capital expenditures	—	(47.5)	(42.8)	—	(90.3)
Acquisition of business	—	(4.6)	—	—	(4.6)
Other investing activities	—	0.6	(0.5)	—	0.1

Cash flows used in investing activities	—	(51.5)	(43.3)	—	(94.8)

Funding between Parent and subsidiaries, net	168.0	(130.7)	(37.3)	—	—
Issuance of debt	—	—	75.0	—	75.0
Repayment of debt	(182.0)	(0.6)	(0.6)	—	(183.2)
Other financing activities	(3.5)	—	(1.3)	—	(4.8)

Cash flows provided by (used in) financing activities	(17.5)	(131.3)	35.8	—	(113.0)

Decrease in cash and cash equivalents	(50.7)	(1.1)	(0.9)	—	(52.7)
Beginning cash and cash equivalents	75.9	1.5	2.0	—	79.4

Ending cash and cash equivalents	$25.2	$0.4	$1.1	$—	$26.7

	Six Months Ended June 30, 2006
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(29.8)	$123.4	$64.0	$—	$157.6

Capital expenditures	—	(49.1)	(25.5)	—	(74.6)
Acquisition of businesses	—	—	(86.7)	—	(86.7)
Other investing activities	—	2.0	—	—	2.0

Cash flows used in investing activities	—	(47.1)	(112.2)	—	(159.3)

Funding between Parent and subsidiaries, net	25.2	(77.0)	51.8	—	—
Increase in corporate credit facility, net	12.0	—	—	—	12.0
Repayment of debt	(2.0)	(1.6)	(2.1)	—	(5.7)
Other financing activities	(4.8)	1.1	—	—	(3.7)

Cash flows provided by (used in) financing activities	30.4	(77.5)	49.7	—	2.6

Increase (decrease) in cash and cash equivalents	0.6	(1.2)	1.5	—	0.9
Beginning cash and cash equivalents	23.9	1.3	0.5	—	25.7

Ending cash and cash equivalents	$24.5	$0.1	$2.0	$—	$26.6

Form 10-Q Part I	Cincinnati Bell Inc.

7 1/ 4% Senior Notes Due 2013, 7% Senior Notes Due 2015, and 8 3/8% Senior Subordinated Notes Due 2014

The Company’s 7 1/4% Senior Notes due 2013, 7% Senior Notes due 2015, and 8 3/8% Senior Subordinated Notes due 2014 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc. (f/k/a ZoomTown.com Inc.), Cincinnati Bell Complete Protection Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless LLC, BCSIVA Inc., BRCOM Inc., Cincinnati Bell Technology Solutions Inc., and IXC Internet Services Inc. Also, in the fourth quarter of 2006, the Company’s payphone business became part of BRCOM Inc., a subsidiary of the Parent Company and a guarantor of the notes. The financial information presented below combines the Company’s payphone business with the guarantors for all periods presented. The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three and six months ended June 30, 2007 and 2006 and the Condensed Consolidating Balance Sheets of the Company as of June 30, 2007 and December 31, 2006 of (1) the Parent Company, as the issuer (2) the guarantor subsidiaries on a combined basis and (3) the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2007
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$163.8	$175.4	$(10.1)	$329.1
Operating costs and expenses	6.0	146.2	105.9	(10.1)	248.0

Operating income (loss)	(6.0)	17.6	69.5	—	81.1
Equity in earnings of subsidiaries, net of tax	48.7	—	—	(48.7)	—
Interest expense	34.1	7.0	5.6	(7.7)	39.0
Other expense (income), net	(8.1)	0.5	0.4	7.0	(0.2)

Income before income taxes	16.7	10.1	63.5	(48.0)	42.3
Income tax expense (benefit)	(7.5)	4.3	21.3	—	18.1

Net income	24.2	5.8	42.2	(48.0)	24.2
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$21.6	$5.8	$42.2	$(48.0)	$21.6

	Three Months Ended June 30, 2006
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$157.2	$174.6	$(8.5)	$323.3
Operating costs and expenses	4.0	140.5	104.1	(8.5)	240.1

Operating income (loss)	(4.0)	16.7	70.5	—	83.2
Equity in earnings of subsidiaries, net of tax	47.7	—	—	(47.7)	—
Interest expense	36.0	9.2	3.7	(8.6)	40.3
Other expense (income), net	(8.7)	(0.2)	0.2	8.6	(0.1)

Income before income taxes	16.4	7.7	66.6	(47.7)	43.0
Income tax expense (benefit)	(7.9)	1.0	25.6	—	18.7

Net income	24.3	6.7	41.0	(47.7)	24.3
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$21.7	$6.7	$41.0	$(47.7)	$21.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2007
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$316.2	$347.7	$(19.5)	$644.4
Operating costs and expenses	10.5	282.0	212.5	(19.5)	485.5

Operating income (loss)	(10.5)	34.2	135.2	—	158.9
Equity in earnings of subsidiaries, net of tax	94.1	—	—	(94.1)	—
Interest expense	70.8	13.7	9.7	(15.1)	79.1
Other expense (income), net	(18.1)	0.4	1.1	14.4	(2.2)

Income before income taxes	30.9	20.1	124.4	(93.4)	82.0
Income tax expense (benefit)	(15.8)	7.0	44.1	—	35.3

Net income	46.7	13.1	80.3	(93.4)	46.7
Preferred stock dividends	5.2	—	—	—	5.2

Net income applicable to common shareowners	$41.5	$13.1	$80.3	$(93.4)	$41.5

	Six Months Ended June 30, 2006
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$289.6	$348.8	$(16.8)	$621.6
Operating costs and expenses	14.5	261.5	208.1	(16.8)	467.3

Operating income (loss)	(14.5)	28.1	140.7	—	154.3
Equity in earnings of subsidiaries, net of tax	92.0	—	—	(92.0)	—
Interest expense	71.6	16.8	7.2	(15.8)	79.8
Other expense (income), net	(16.1)	0.2	0.3	15.8	0.2

Income before income taxes	22.0	11.1	133.2	(92.0)	74.3
Income tax expense (benefit)	(16.4)	1.1	51.2	—	35.9

Net income	38.4	10.0	82.0	(92.0)	38.4
Preferred stock dividends	5.2	—	—	—	5.2

Net income applicable to common shareowners	$33.2	$10.0	$82.0	$(92.0)	$33.2

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

(dollars in millions)	As of June 30, 2007
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$25.2	$1.1	$0.4	$—	$26.7
Receivables, net	0.1	40.3	114.8	0.7	155.9
Other current assets	15.3	87.9	49.6	(21.4)	131.4

Total current assets	40.6	129.3	164.8	(20.7)	314.0
Property, plant and equipment, net	0.1	266.0	590.5	—	856.6
Goodwill and intangibles, net	—	165.0	3.6	—	168.6
Investments in and advances to subsidiaries	972.2	29.7	—	(1,001.9)	—
Other noncurrent assets	351.9	298.7	11.2	(48.3)	613.5

Total assets	$1,364.8	$888.7	$770.1	$(1,070.9)	$1,952.7

Current portion of long-term debt	$4.0	$2.8	$0.6	$—	$7.4
Accounts payable	—	78.4	12.5	—	90.9
Other current liabilities	90.4	52.4	75.7	(0.9)	217.6

Total current liabilities	94.4	133.6	88.8	(0.9)	315.9
Long-term debt, less current portion	1,625.2	20.5	311.0	—	1,956.7
Other noncurrent liabilities	389.2	46.3	57.4	(68.8)	424.1
Intercompany payables	—	368.2	55.2	(423.4)	—

Total liabilities	2,108.8	568.6	512.4	(493.1)	2,696.7
Shareowners’ equity (deficit)	(744.0)	320.1	257.7	(577.8)	(744.0)

Total liabilities and shareowners’ equity (deficit)	$1,364.8	$888.7	$770.1	$(1,070.9)	$1,952.7

	As of December 31, 2006
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$75.9	$2.0	$1.5	$—	$79.4
Receivables, net	0.3	104.5	57.1	—	161.9
Other current assets	13.9	73.6	35.8	(17.2)	106.1

Total current assets	90.1	180.1	94.4	(17.2)	347.4
Property, plant and equipment, net	0.1	230.6	588.1	—	818.8
Goodwill and intangibles, net	—	166.2	—	—	166.2
Investments in and advances to subsidiaries	1,047.7	9.9	—	(1,057.6)	—
Other noncurrent assets	365.1	349.8	12.0	(45.5)	681.4

Total assets	$1,503.0	$936.6	$694.5	$(1,120.3)	$2,013.8

Current portion of long-term debt	$4.0	$2.4	$0.9	$—	$7.3
Accounts payable	0.5	59.0	14.6	—	74.1
Other current liabilities	96.7	51.2	89.9	(0.3)	237.5

Total current liabilities	101.2	112.6	105.4	(0.3)	318.9
Long-term debt, less current portion	1,815.6	14.0	236.3	—	2,065.9
Other noncurrent liabilities	377.8	50.2	55.0	(62.4)	420.6
Intercompany payables	—	432.5	47.2	(479.7)	—

Total liabilities	2,294.6	609.3	443.9	(542.4)	2,805.4
Shareowners’ equity (deficit)	(791.6)	327.3	250.6	(577.9)	(791.6)

Total liabilities and shareowners’ equity (deficit)	$1,503.0	$936.6	$694.5	$(1,120.3)	$2,013.8

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

(dollars in millions)	Six Months Ended June 30, 2007
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(33.2)	$142.8	$45.5	$—	$155.1

Capital expenditures	—	(44.2)	(46.1)	—	(90.3)
Acquisition of business	—	—	(4.6)	—	(4.6)
Other investing activities	—	(0.5)	0.6	—	0.1

Cash flows used in investing activities	—	(44.7)	(50.1)	—	(94.8)

Funding between Parent and subsidiaries, net	168.0	(98.4)	(69.6)	—	—
Issuance of debt	—	—	75.0	—	75.0
Repayment of debt	(182.0)	(0.6)	(0.6)	—	(183.2)
Other financing activities	(3.5)	—	(1.3)	—	(4.8)

Cash flows provided by (used in) financing activities	(17.5)	(99.0)	3.5	—	(113.0)

Decrease in cash and cash equivalents	(50.7)	(0.9)	(1.1)	—	(52.7)
Beginning cash and cash equivalents	75.9	2.0	1.5	—	79.4

Ending cash and cash equivalents	$25.2	$1.1	$0.4	$—	$26.7

	Six Months Ended June 30, 2006
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(29.8)	$79.4	$108.0	$—	$157.6

Capital expenditures	—	(26.3)	(48.3)	—	(74.6)
Acquisition of businesses	—	(86.7)	—	—	(86.7)
Other investing activities	—	1.4	0.6	—	2.0

Cash flows used in investing activities	—	(111.6)	(47.7)	—	(159.3)

Funding between Parent and subsidiaries, net	25.2	33.5	(58.7)	—	—
Increase in corporate credit facility, net	12.0	—	—	—	12.0
Repayment of debt	(2.0)	(2.1)	(1.6)	—	(5.7)
Other financing activities	(4.8)	1.1	—	—	(3.7)

Cash flows provided by (used in) financing activities	30.4	32.5	(60.3)	—	2.6

Increase in cash and cash equivalents	0.6	0.3	—	—	0.9
Beginning cash and cash equivalents	23.9	0.5	1.3	—	25.7

Ending cash and cash equivalents	$24.5	$0.8	$1.3	$—	$26.6

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The financial results for the three and six months ended June 30, 2007 and 2006 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations of this Quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for subsequent periods or the full year.

Beginning in the second quarter of 2007, the Company has realigned its reportable business segments to be consistent with changes to its management structure and reporting. The Company now has three segments: Wireline, Wireless and Technology Solutions. The Wireline segment combines the operations of Cincinnati Bell Telephone LLC and Cincinnati Bell Extended Territories LLC, which were formerly included in the Local segment, and the operations of Cincinnati Bell Any Distance, Cincinnati Bell Complete Protection, the Company’s payphone business and Cincinnati Bell Entertainment, which were formerly included in the Other segment. The Broadband segment, which does not have any substantive on-going operations, has been eliminated. The remaining liabilities associated with the former broadband operations are now included in Corporate activities. The Wireless and Technology Solutions segments were not impacted by the segment realignment. Prior year amounts have been reclassified to conform to the current segment reporting.

CONSOLIDATED OVERVIEW

Consolidated revenue totaled $329.1 million for the second quarter of 2007, an increase of $5.8 million, compared to the second quarter of 2006. The increase was primarily due to the following:

•	$7.1 million higher revenues in the Wireless segment due to increased postpaid service revenue from additional subscribers;

•	$0.7 million higher revenues in the Wireline segment due to an increase in data and long distance revenue partially offset by a decrease in local voice service revenue; and

•	$0.7 million lower revenues in the Technology Solutions segment due to lower telecom and IT hardware revenue partially offset by higher data center and managed services revenue.

Form 10-Q Part I	Cincinnati Bell Inc.

For the six months ended June 30, 2007, consolidated revenue increased $22.8 million to $644.4 million as compared to $621.6 million for the same period in 2006. The increase was primarily due to the following:

•	$13.8 million higher revenues in the Wireless segment primarily due to increased postpaid service revenue from additional subscribers;

•	$9.0 million higher revenues in the Technology Solutions segment primarily due to increased data center and managed services revenue; and

•	$2.4 million higher revenues in the Wireline segment due to higher data and long distance revenues partially offset by a decrease in local voice service revenue.

Operating income for the second quarter of 2007 was $81.1 million, a decrease of $2.1 million compared to the same period in 2006. The decrease was primarily due to the following:

•	$5.6 million decrease in Wireline segment operating income due to higher cost of services and selling, general and administrative costs;

•	$2.5 million increase in corporate expenses primarily due to income in 2006 from the expiration of certain warranties and guarantees; and

•	$5.8 million increase in Wireless segment operating income due primarily to higher postpaid revenue.

Operating income for the six months ended June 30, 2007, was $158.9 million or $4.6 million higher than the same period in the prior year. This increase was primarily due to the following:

•	$9.7 million increase in Wireless segment operating income due to higher postpaid revenue partially offset by higher selling, general and administrative costs;

•

$4.1 million decrease in Corporate expenses primarily related to the settlement of a shareholder litigation claim in the first quarter of 2006 partially offset by income from the expiration of certain warranties and guarantees in 2006; and

•	$9.6 million decrease in Wireline segment operating income due to higher selling, general and administrative expenses and restructuring costs.

Interest expense was $39.0 million for the second quarter of 2007 and $79.1 million for the six months ended June 30, 2007 as compared to $40.3 million for the second quarter of 2006 and $79.8 million for the six months ended June 30, 2006. The decreases compared to last year are primarily attributable to lower debt balances due to the prepayment of the Tranche B Term Loan partially offset by higher short-term interest rates.

Other income, net for the six months ended June 30, 2007 was $2.2 million versus $0.2 million for the six months ended June 30, 2006 as a result of a one-time dividend from a cost investment received in the first quarter of 2007.

Income tax expense of $18.1 million for the second quarter of 2007 was comparable to $18.7 million in the second quarter of 2006. Income tax expense for the six months ended June 30, 2007 was $35.3 million as compared to $35.9 million for the same period in 2006. The decrease in the year-to-date income tax expense is due to a $3.6 million charge recorded in 2006 for new Kentucky state tax regulations, which limited the Company’s ability to use its state net operating loss carryforwards, partially offset by higher income tax expense as a result of higher pretax income.

The Company has certain non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses associated with the Broadband Securities. The Company estimates that its effective income tax rate will be approximately 43% for the full year 2007. However, the Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2007. The Company expects income tax payments for 2007 to be approximately $6 million.

Form 10-Q Part I	Cincinnati Bell Inc.

Discussion of Operating Segment Results

WIRELINE

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Revenue:
Voice - local service	$110.3	$116.7	$(6.4)	(5)%	$223.0	$235.4	$(12.4)	(5)%
Data	63.5	58.8	4.7	8%	126.0	115.4	10.6	9%
Long distance	19.8	18.1	1.7	9%	38.5	36.0	2.5	7%
Other	10.5	9.8	0.7	7%	20.3	18.6	1.7	9%

Total revenue	204.1	203.4	0.7	0%	407.8	405.4	2.4	1%

Operating costs and expenses:
Cost of services and products	67.7	63.6	4.1	6%	133.1	128.9	4.2	3%
Selling, general and administrative	38.4	36.2	2.2	6%	76.3	70.8	5.5	8%
Depreciation	26.0	26.0	—	0%	52.0	52.1	(0.1)	0%
Restructuring	—	—	—	n/m	2.4	—	2.4	n/m

Total operating costs and expenses	132.1	125.8	6.3	5%	263.8	251.8	12.0	5%

Operating income	$72.0	$77.6	$(5.6)	(7)%	$144.0	$153.6	$(9.6)	(6)%

Operating margin	35.3%	38.2%		(2.9) pts	35.3%	37.9%		(2.6) pts

Capital expenditures	$25.1	$24.8	$0.3	1%	$48.5	$51.3	$(2.8)	(5)%

The Wireline segment consists of the operations of the Company’s Cincinnati Bell Telephone subsidiary, which operates as an Incumbent Local Exchange Carrier (“ILEC”) within the Company’s traditional territory, the Cincinnati Bell Extended Territories subsidiary, which operates as a Competitive Local Exchange Carrier (“CLEC”) in Dayton, Ohio and communities adjacent to the ILEC’s northern borders, Cincinnati Bell Any Distance, which provides long distance services, Cincinnati Bell Complete Protection, which provides security monitoring services and related surveillance hardware, the Company’s payphone business and its entertainment operations, which currently offers cable television in Lebanon, Ohio.

Revenue

Voice local service revenue includes local service, value added services, switched access and information services. Voice revenue decreased in both the three and six months ended June 30, 2007 versus the same periods in 2006 primarily as a result of a 5% decrease in access lines.

Access lines within the segment’s ILEC territory decreased by 62,000, or 7%, from 869,000 at June 30, 2006 to 807,000 at June 30, 2007. The Company believes this resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC territory by continuing to target voice services to residential and business customers in its CLEC territory. The Company had approximately 56,000 CLEC access lines at June 30, 2007, which is a 29% increase from June 30, 2006.

Form 10-Q Part I	Cincinnati Bell Inc.

Data revenue consists of data transport, high-speed Internet access (including DSL), dial-up Internet access, digital trunking, and Local Area Network (“LAN”) interconnection services. Data revenue increased $4.7 million and $10.6 million for the three and six months ended June 30, 2007 compared to the same periods a year ago. The increase primarily resulted from higher DSL and data transport revenue. An increase in DSL subscribers contributed an additional $3.5 million and $7.3 million of revenue for the three and six months ended June 30, 2007, respectively, compared to the prior year periods. As of June 30, 2007, the Company’s DSL penetration of addressable in-territory primary consumer access lines was approximately 38%, up 9% from June 30, 2006. Data transport revenues increased by $1.0 million and $2.9 million for the three and six months ended June 30, 2007, respectively, compared to same periods a year ago primarily due to increased data usage by CBW and third party users.

Long distance revenue increased $1.7 million and $2.5 million for the three and six months ended June 30, 2007, respectively, as compared to similar periods in 2006. The increase in both periods was due primarily to a 12% increase in minutes of use as compared to the prior year periods, higher audio conference revenue due to an increase in minutes of use and increased Voice Over Internet Protocol (“VoIP”) revenue, which was launched in mid-2006. The Company had approximately 552,000 subscribed long distance access lines as of June 30, 2007 in the Cincinnati and Dayton, Ohio operating areas compared to 559,000 subscribed long distance access lines as of June 30, 2006. The decrease in subscribers related to a 4% decline in residential lines partially offset by a 6% increase in business subscribers.

The Company believes its rate of access line loss would have been greater and its increase in DSL subscribers would have been less without the success of its “Super Bundle,” Custom ConnectionsSM. The Company’s Super Bundle offers local, long distance, wireless, DSL and the Company’s value added services package, Home Phone Pak, on a single bill at a price lower than the amount the customer would pay for all of the services individually. In its traditional operating area, the Company added approximately 7,000 Super Bundle subscribers through the first six months of 2007, bringing total subscribers to 170,000 and penetration of in-territory primary residential access lines to 35%. This package has increased the demand for and increased subscriber retention of the Company’s ZoomTown DSL offering. The number of DSL subscribers increased by 13,000 subscribers during the six months ended June 30, 2007 to bring total subscribers to 212,000. As a result of this DSL growth, total lines to the customer (defined as access lines plus DSL subscribers) as of June 30, 2007 decreased only slightly compared to June 30, 2006.

Costs and Expenses

Cost of services and products increased by $4.1 million and $4.2 million for the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006. The quarter increase was due to higher network costs of $2.6 million primarily related to CLEC inter-connection charges due to the increased subscribers, increased long distance and audio conferencing minutes of use and VoIP. The remaining cost increase primarily relates to increased benefit costs. The year-to-date increase resulted from higher network costs of $4.4 million due to the reasons discussed above and increased worker’s compensation and benefit costs of $2.0 million. These increases were partially offset by a $1.3 million settlement of an inter-carrier reciprocal compensation claim and lower wages primarily related to the elimination and outsourcing of positions in the core operating departments.

Selling, general and administrative expenses increased $2.2 million and $5.5 million for the three and six months ended June 30, 2007, respectively, versus the prior year comparable periods as the Company has responded to increased competitive pressures by increasing its sales and marketing activities, particularly in the business markets. The increase in the quarter primarily resulted from a $1.2 million increase in payroll and employee-related expenses, $0.8 million of bad debt expense, and higher advertising expense. The year-to-date increase was primarily due to a $3.1 million increase in payroll and employee-related expenses, $1.2 million of higher consulting expenses partially related to the evaluation of marketing strategies for business customers and increased advertising expense.

Restructuring expenses were $2.4 million for the six months ended June 30, 2007 as a result of severance costs associated with the outsourcing of certain accounting functions and the reduction in workforce of various other administrative functions. See Note 5 to the Condensed Consolidated Financial Statements.

Form 10-Q Part I	Cincinnati Bell Inc.

WIRELESS

During the fourth quarter of 2003, the Company began to transition customers to the GSM network, which provides for the offering of advanced data services and lower costs, from its legacy TDMA network. As of June 30, 2006, the Company had substantially converted all of its subscribers to the GSM technology and as a result has discontinued the operation of its TDMA network.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions, except for operating metrics)	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Revenue:
Service	$67.4	$59.9	$7.5	13%	$129.7	$115.2	$14.5	13%
Equipment	6.1	6.5	(0.4)	(6)%	12.3	13.0	(0.7)	(5)%

Total revenue	73.5	66.4	7.1	11%	142.0	128.2	13.8	11%

Operating costs and expenses:
Cost of services and products	37.4	38.1	(0.7)	(2)%	72.1	74.4	(2.3)	(3)%
Selling, general and administrative	16.5	15.1	1.4	9%	33.6	29.4	4.2	14%
Depreciation	8.6	7.4	1.2	16%	16.9	14.3	2.6	18%
Amortization	0.7	1.3	(0.6)	(46)%	1.5	1.9	(0.4)	(21)%

Total operating costs and expenses	63.2	61.9	1.3	2%	124.1	120.0	4.1	3%

Operating income	$10.3	$4.5	$5.8	129%	$17.9	$8.2	$9.7	118%

Operating margin	14.0%	6.8%		7.2 pts	12.6%	6.4%		6.2 pts

Operating metrics
Postpaid ARPU*	$47.78	$48.06	$(0.28)	(1)%	$46.36	$46.62	$(0.26)	(1)%
Prepaid ARPU*	$22.44	$20.87	$1.57	8%	$22.95	$21.03	$1.92	9%

Capital expenditures	$6.6	$12.7	$(6.1)	(48)%	$12.8	$21.1	$(8.3)	(39)%

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue by the average subscriber base for the period. Collocation revenues from other wireless carriers are not included in the calculation of ARPU.

Revenue

Service revenue increased by $7.5 million in the second quarter of 2007 as compared to last year primarily due to the following:

•

Postpaid service revenue increased $6.4 million primarily due to an increase in subscribers. Postpaid subscribers increased 13% from 339,000 subscribers at June 30, 2006 to 383,000 at June 30, 2007. Net postpaid subscriber additions for the second quarter of 2007 were 7,000 subscribers compared to net additions of 12,000 subscribers in the prior year. The average monthly churn of 1.5% for the second quarter of 2007 was better than the 1.6% churn in the second quarter of 2006. The rate of year-over-year postpaid subscriber growth has been approximately 15% since the second quarter of 2006 due to the introduction of more attractive rate plans in late 2005 and network quality improvements made over the course of 2005 through 2007; and

•

Prepaid service revenue increased $0.6 million compared to last year primarily due to the increase in ARPU of $1.57. As of June 30, 2007, prepaid subscribers totaled approximately 172,000 compared to 171,000 subscribers at June 30, 2006. The Company lost subscribers in the summer of 2006 due to increased competition, but has regained subscribers with the introduction of more attractive rate plans. The Company had 3,000 net prepaid subscriber losses in the second quarter of 2007 compared to a loss of 11,000 subscribers in the second quarter of 2006.

Equipment revenue was down slightly for the three and six months ended June 30, 2007 compared to last year as a result of a lower number of handsets sold due to the completion of the migration from the TDMA network to the GSM network in the second quarter of 2006.

For the six months ended June 30, 2007, service revenue increased $14.5 million compared to the same period in 2006 primarily due to a $12.8 million increase in postpaid revenue as a result of a higher number of subscribers and higher prepaid revenue resulting from the higher ARPU partially offset by a lower average number of subscribers.

Form 10-Q Part I	Cincinnati Bell Inc.

Costs and Expenses

Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which are incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses decreased $0.7 million during the second quarter of 2007 and $2.3 million for the six months ended June 30, 2007 versus the prior year periods. The second quarter decrease was attributable to $3.4 million in lower subsidies and handset costs primarily resulting from the completion of the migration from the TDMA network to the GSM network in 2006 and a change in third party dealer compensation practice, whereby the Company now predominantly pays a commission rather than selling handsets to the dealer at a rate below retail price. This was partially offset by higher network costs resulting from higher usage due to more subscribers. The year-to-date decrease was primarily the result of lower subsidies and handset costs of $4.4 million as mentioned above, lower operating taxes and customer care costs partially offset by higher network costs.

Selling, general, and administrative expenses increased $1.4 million for the second quarter of 2007 and $4.2 million year-to-date as compared to the same periods in 2006. The increase in the second quarter was primarily due to increased third party commissions of $0.9 million produced by the change in compensation practice discussed above and higher prepaid activations, and increased retail store costs of $0.7 million. The increase for the year-to-date period was due to the change in compensation practice for the third party commissions of $1.9 million, higher retail store costs of $1.4 million, higher advertising of $0.4 million and higher bad debt expense.

Depreciation expense increased $1.2 million and $2.6 million for the three and six months ended June 30, 2007 versus the comparable periods in 2006. The increase was primarily due to the shortening of the useful lives of certain GSM assets as a result of the Company constructing its third generation (“3G”) wireless network, which the Company expects to complete in 2008.

Amortization expense results from the allocation of the purchase price to certain intangibles associated with the purchase of the CBW minority interest from Cingular in February 2006. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Form 10-Q Part I	Cincinnati Bell Inc.

TECHNOLOGY SOLUTIONS

(dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Revenue:
Telecom and IT equipment distribution	$39.7	$45.3	$(5.6)	(12)%	$72.1	$71.8	$0.3	0%
Data center and managed services	15.4	11.3	4.1	36%	29.8	21.9	7.9	36%
Professional services	2.4	1.6	0.8	50%	4.1	3.3	0.8	24%

Total revenue	57.5	58.2	(0.7)	(1)%	106.0	97.0	9.0	9%

Operating costs and expenses:
Cost of services and products	45.7	48.0	(2.3)	(5)%	83.6	78.5	5.1	6%
Selling, general and administrative	6.3	5.4	0.9	17%	13.1	10.6	2.5	24%
Depreciation	1.4	0.8	0.6	75%	2.6	1.6	1.0	63%
Amortization	0.1	0.2	(0.1)	n/m	0.2	0.2	—	n/m

Total operating costs and expenses	53.5	54.4	(0.9)	(2)%	99.5	90.9	8.6	9%

Operating income	$4.0	$3.8	$0.2	5%	$6.5	$6.1	$0.4	7%

Operating margin	7.0%	6.5%		0.5 pts	6.1%	6.3%		(0.2) pts

Capital expenditures	$16.3	$1.5	$14.8	n/m	$29.0	$2.2	$26.8	n/m

The Technology Solutions segment consists of the Company’s Cincinnati Bell Technology Solutions (“CBTS”) subsidiary.

Revenue

Revenue from telecom and IT equipment distribution represents the sale, installation and maintenance of major, branded IT and telephony equipment. Revenue decreased by $5.6 million in the second quarter of 2007 versus 2006 mainly due to a decrease of $6.7 million in telephony equipment and hardware sales partially offset by higher installation and maintenance services. For the six months ended June 30, 2007, revenue increased by $0.3 million due to higher installation and maintenance services of $1.5 million and an increase due to the acquisition of Automated Telecom Inc. (“ATI”) in May 2006, partially offset by a $2.8 million decline in telephony equipment and hardware sales.

Data center and managed services revenue consists of recurring collocation rents and IT services that include network management, electronic data storage, disaster recovery, and data security management. Revenue increased $4.1 million for the second quarter of 2007 and $7.9 million for the six months ended June 30, 2007 as compared to the same periods a year ago mainly due to increased product penetration within managed services and increased billable data center space. Data center billed utilization was 96% on approximately 111,000 square feet of data center capacity at June 30, 2007 compared to billed utilization of 99% on approximately 71,000 square feet of data center capacity at June 30, 2006. The Company intends to continue to pursue additional customers and growth in its data center business, for which the Company is prepared to commit resources, including capital expenditures and working capital, to support this growth.

Professional services revenue consists of long-term and short-term IT outsourcing and consulting engagements. Revenue for the three and six months ended June 30, 2007 increased by $0.8 million compared to the same periods in 2006. In the first half of 2007, the Company took initiative to grow this revenue by expanding its team of recruiting and hiring personnel for these outsourcing and consulting engagements.

Costs and Expenses

Cost of services and products decreased by $2.3 million in the second quarter of 2007 and increased $5.1 million for the six months ended June 30, 2007 as compared to the same periods in 2006. The decrease in the second quarter resulted from a $6.5 million decline in cost of goods sold related to the decrease in telephony and hardware sales partially offset by a $3.6 million increase for higher payroll and contracted services due to growth in both the data center and managed services revenue and higher installation and maintenance services. Data center facilities costs also increased due to the increase in data center capacity. The year-to-date increase resulted from a $5.7 million increase for higher payroll and contracted services costs for the reasons discussed above, and increased data center facilities costs partially offset by a decrease in cost of goods sold of $2.5 million related to the decrease in telephony equipment and hardware sales.

Form 10-Q Part I	Cincinnati Bell Inc.

The increase in selling, general and administrative expenses for both periods was primarily due to an increase in labor and employee related costs of $1.3 million in the second quarter and $2.8 million increase for the six months ended June 30, 2007 as compared to the same periods in 2006. The increase in labor costs was offset by a decrease in bad debt expense of $0.2 million in the second quarter and $0.6 million for the six months ended June 30, 2007.

The increase in depreciation expense for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 was primarily due to capital expenditures associated with expanding the capacity of the data centers.

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

Cash Flows

For the six months ended June 30, 2007, cash provided by operating activities totaled $155.1 million, a decrease of $2.5 million compared to the $157.6 million provided by operating activities during the same period in 2006. The decrease was due to increased working capital partially offset by increased operating cash generated by the Wireless segment due to a higher number of subscribers.

Cash flow utilized for investing activities decreased $64.5 million to $94.8 million as compared to $159.3 million for the six months of 2006. In the first quarter of 2007, the Company purchased a local telecommunication business and paid $4.6 million. In 2006, the Company purchased ATI and the remaining 19.9% interest in CBW from Cingular for $86.7 million. Capital expenditures were $15.7 million higher for the six months ended June 30, 2007 versus last year due to data center expansion partially offset by lower wireless network expenditures.

Cash flows used in financing activities for the six months ended June 30, 2007 was $113.0 million compared to an inflow of $2.6 million during the same period in 2006. The Company prepaid $180 million of the Tranche B Term Loan, with $75 million from borrowings under the receivables facility and the remainder from its available cash. The Company expects interest savings to be approximately 1% per annum on the $75 million borrowed under the receivables facility as compared to interest that would have been incurred under the Tranche B Term Loan. In 2006, the Company borrowed $12 million on its Corporate credit facility, which was used to partially fund the acquisition of the remaining 19.9% of CBW from Cingular. Preferred stock dividends of $5.2 million were paid during both of the six months ended June 30, 2007 and 2006.

As of June 30, 2007, the Company held $26.7 million in cash and cash equivalents. The Company’s primary sources of cash for the remainder of 2007 will be cash generated by operations and borrowings from the Corporate credit facility. At June 30, 2007, the Company had $246.0 million of availability under the Corporate credit facility. The primary uses of cash will be for funding the Company’s capital expenditures, which is expected to be approximately 19% of 2007 revenue and includes approximately 8% of revenue in order to construct additional data centers and the 3G network for its wireless business, repayments of debt and related interest, dividends on the 6 3/4% Cumulative Convertible Preferred Stock, and working capital. The Company believes the cash generated by its operations and borrowings from its Corporate credit facility will be sufficient to fund its primary uses of cash for the remainder of 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company attempts to maintain an optimal balance of fixed rate and variable rate indebtedness in order to attain low overall borrowing costs over time. The Company periodically uses derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. The Company has interest rate swaps (designated as fair value hedging instruments) with notional amounts totaling $450 million to change the fixed rate nature of a portion of the 7% Senior Notes and the 8 3/8% Notes to floating rate debt. As of June 30, 2007 and 2006, the fair value of all interest rate swap contracts was a liability of $21.8 million and $28.0 million, respectively, for which the Company’s 7% Notes and 8 3/8% Notes have an equal reduction in reported value as appropriate under SFAS 133.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further information.

Form 10-Q Part I	Cincinnati Bell Inc.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by the report. Based on that evaluation, Cincinnati Bell Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by the report, such controls and procedures were effective.

(b)	Changes in internal controls over financial reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2007, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Form 10-Q Part I	Cincinnati Bell Inc.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors as listed in the Company’s 2006 Annual Report on Form 10-K. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2007, the Company had no unregistered sales of equity securities.

The following table provides information regarding the Company’s purchases of its common stock for the quarter ended June 30, 2007:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
4/1/2007-4/30/2007	5,365	$4.80	0	n/a
5/1/2007-5/31/2007	0	n/a	0	n/a
6/1/2007-6/30/2007	5,659	$5.93	0	n/a

*	Shares for certain deferred compensation and restricted stock plans are purchased at market value. Future purchases are subject to participant elections.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Information is incorporated herein by reference to Part II, Item 4, of the Company’s Form 10-Q for the quarterly period ended March 31, 2007.

Item 5.	Other Information

None.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 6.	Exhibits

(a)	Exhibits.

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION
(10.1)	The Second Amendment to the Credit Agreement, dated as of May 25th, 2007, among Cincinnati Bell Inc., as Borrower, certain subsidiaries as Guarantors thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, and PNC Bank, National Association, as Swingline Lender and L/C Issuer (Exhibit 99.1 to Current Report on Form 8-K, filed on June 1, 2007, File No. 1-8519).

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

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

Cincinnati Bell Inc.

Date: August 7, 2007	/s/ Brian A. Ross
Brian A. Ross
Chief Financial Officer

Date: August 7, 2007	/s/ Kurt Freyberger
Kurt Freyberger
Vice President and Controller