Form 10-Q
period 2007-09-30
CINCINNATI BELL INC
filed 2007-11-06
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Large accelerated filer   ☒     Accelerated filer   ☐     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

At October 31, 2007, there were 248,119,290 common shares outstanding and 155,250 shares of 6 3/4% Cumulative Convertible Preferred Stock outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Services	$289.6	$276.7	$860.1	$821.9
Products	54.7	43.4	128.5	119.8

Total revenue	344.3	320.1	988.6	941.7

Costs and expenses
Cost of services, excluding depreciation	103.2	97.3	302.9	285.5
Cost of products sold, excluding depreciation	55.8	45.6	134.6	131.0
Selling, general and administrative	65.3	59.5	196.6	179.6
Depreciation	36.8	34.5	108.2	102.5
Amortization	0.9	1.1	2.6	3.1
Shareholder claim settlement	—	—	—	6.3
Gain on sale of broadband assets	—	(4.7)	—	(7.6)
Restructuring charges (gains)	(0.3)	3.3	2.3	3.5

Total operating costs and expenses	261.7	236.6	747.2	703.9

Operating income	82.6	83.5	241.4	237.8
Minority interest (income) expense	—	(0.2)	—	0.1
Interest expense	38.0	41.4	117.1	121.3
Other expense (income), net	0.2	(0.1)	(2.1)	(0.4)

Income before income taxes	44.4	42.4	126.4	116.8
Income tax expense	18.7	17.3	54.0	53.2

Net income	25.7	25.1	72.4	63.6
Preferred stock dividends	2.6	2.6	7.8	7.8

Net income applicable to common shareowners	$23.1	$22.5	$64.6	$55.8

Basic earnings per common share	$0.09	$0.09	$0.26	$0.23

Diluted earnings per common share	$0.09	$0.09	$0.25	$0.22

Weighted average common shares outstanding (in millions)
Basic	247.6	247.1	247.3	246.8
Diluted	257.2	254.4	256.6	252.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$27.3	$79.4
Receivables, less allowances of $16.8 and $15.2	172.7	161.9
Materials and supplies	36.4	24.9
Deferred income tax benefits, net	79.1	63.3
Prepaid expenses and other current assets	19.4	17.9

Total current assets	334.9	347.4
Property, plant and equipment, net	896.6	818.8
Goodwill	55.4	53.3
Intangible assets, net	112.7	112.9
Deferred income tax benefits, net	520.5	631.4
Other noncurrent assets	46.3	50.0

Total assets	$1,966.4	$2,013.8

Liabilities and Shareowners' Deficit
Current liabilities
Current portion of long-term debt	$8.6	$7.3
Accounts payable	103.3	74.1
Unearned revenue and customer deposits	49.7	42.9
Accrued taxes	29.9	52.8
Accrued interest	28.0	52.1
Accrued payroll and benefits	47.4	43.8
Other current liabilities	51.1	45.9

Total current liabilities	318.0	318.9
Long-term debt, less current portion	1,980.4	2,065.9
Accrued pension and postretirement benefits	290.7	359.6
Other noncurrent liabilities	48.5	61.0

Total liabilities	2,637.6	2,805.4

Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2007 and December 31, 2006; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 256,401,191 and 255,669,983 shares issued; 248,111,263 and 247,471,538 outstanding at September 30, 2007 and December 31, 2006	2.6	2.6
Additional paid-in capital	2,922.3	2,924.9
Accumulated deficit	(3,459.9)	(3,527.2)
Accumulated other comprehensive loss	(118.4)	(174.5)
Common shares in treasury, at cost: 8,289,928 and 8,198,445 shares at September 30, 2007 and December 31, 2006	(147.2)	(146.8)

Total shareowners’ deficit	(671.2)	(791.6)

Total liabilities and shareowners’ deficit	$1,966.4	$2,013.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$72.4	$63.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	108.2	102.5
Amortization	2.6	3.1
Gain on sale of broadband assets	—	(7.6)
Provision for loss on receivables	11.2	8.9
Noncash interest expense	3.9	3.7
Minority interest expense	—	0.1
Deferred income tax expense, including valuation allowance change	49.5	49.7
Pension and other postretirement expense in excess of payments	19.5	25.1
Other, net	2.5	0.7

Changes in operating assets and liabilities, net of effects of acquisitions
Increase in receivables	(21.3)	(5.9)
Increase in materials, supplies, prepaid expenses and other current assets	(16.8)	(14.1)
Increase (decrease) in accounts payable	19.7	(4.5)
Decrease in accrued and other current liabilities	(39.0)	(15.7)
Change in other assets and liabilities, net	(3.1)	0.6

Net cash provided by operating activities	209.3	210.2

Cash flows from investing activities
Capital expenditures	(152.4)	(109.8)
Acquisitions of businesses and remaining minority interest in CBW	(4.6)	(86.7)
Deposit for wireless licenses purchase	—	(7.0)
Proceeds from sale of broadband assets	—	4.7
Other, net	(0.7)	2.2

Net cash used in investing activities	(157.7)	(196.6)

Cash flows from financing activities
Issuance of long-term debt	75.0	—
Increase in corporate credit facility, net	40.0	4.0
Repayment of debt	(211.2)	(11.4)
Issuance of common shares - exercise of stock options	2.3	1.7
Preferred stock dividends	(7.8)	(7.8)
Debt issuance costs	(1.3)	—
Other, net	(0.7)	1.7

Net cash used in financing activities	(103.7)	(11.8)

Net (decrease) increase in cash and cash equivalents	(52.1)	1.8
Cash and cash equivalents at beginning of year	79.4	25.7

Cash and cash equivalents at end of period	$27.3	$27.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

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

The Condensed Consolidated Balance Sheet as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2007.

Income Taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2003. In the first quarter of 2007, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for 2004 to 2006. The Company expects these examinations to be substantially completed by the end of 2007.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $5.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. After recognizing this impact upon adoption of FIN 48, the Company has a $14.7 million liability recorded for unrecognized tax benefits as of January 1, 2007 and September 30, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $14.5 million. The Company does not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year.

The Company recognizes accrued penalties related to unrecognized tax benefits in income tax expense. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. Accrued interest and penalties are insignificant at December 31, 2006 and September 30, 2007.

Regulatory Taxes — The Company incurs federal regulatory taxes on certain revenue producing transactions. The Company is permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amount recorded as revenue for the three and nine months ended September 30, 2007 was $5.0 million and $14.1 million and for the three and nine months ended September 30, 2006 was $4.4 million and $12.8 million, respectively. The amount expensed for the three and nine months ended September 30, 2007 was $5.0 million and $14.4 million and for the three and nine months ended September 30, 2006 was $4.3 million and $13.0 million, respectively. The Company records all other taxes collected from customers on a net basis.

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

In the second quarter of 2007, the Company’s shareholders approved both The Cincinnati Bell Inc. 2007 Long Term Incentive Plan (the “2007 Long Term Plan”) and The Cincinnati Bell Inc. 2007 Stock Option Plan For Non-Employee Directors (the “2007 Directors Plan”), which replaced the Cincinnati Bell Inc. 1997 Long Term Incentive Plan and the Cincinnati Bell Inc. 1997 Stock Option Plan, respectively. The 2007 Long Term Plan provides for awards in the form of stock options, including incentive stock options (“ISOs”), stock appreciation rights and other awards (e.g., restricted stock, performance shares, share-based performance units, non-share based performance units and non-restricted stock) to eligible employees of the Company. The 2007 Long Term Plan authorizes the issuance of up to 8,000,000 common shares of which the maximum number of common shares that can be issued as ISOs and other awards is 2,000,000 and 2,400,000 common shares, respectively. The 2007 Directors Plan provides for grants of stock options or restricted stock awards to members of the Board who are not employees of the Company. The 2007 Directors Plan authorizes the issuance of up to 1,000,000 common shares for grants of stock-based awards, of which a maximum of 1,000,000 common shares may be issued as stock options and a maximum of 300,000 common shares may be issued as restricted stock awards.

Stock options

The following table summarizes stock option activity for the nine months ended September 30, 2007:

	Number of options (in thousands)	Weighted-average option prices per share	Weighted-average remaining contractual life in years
Outstanding at December 31, 2006	21,153	$10.89	5.3
Granted	145	4.95
Exercised	(594)	3.96
Forfeited or expired	(798)	12.81

Outstanding at September 30, 2007	19,906	$10.98	4.7

Exercisable at September 30, 2007	18,751	$11.37	4.3

The Company recognized compensation expense of $0.1 million related to stock options for the three months ended September 30, 2007 and $0.7 million for the nine months ended September 30, 2007 and had an insignificant amount of compensation expense for the three months ended September 30, 2006 and $0.1 million of compensation expense for the nine months ended September 30, 2006. As of September 30, 2007, for non-vested stock option grants outstanding, there was $1.2 million of compensation expense yet to be recognized. This expense is expected to be recognized over a weighted average period of approximately two years. At September 30, 2007, the aggregate intrinsic value of stock options outstanding and exercisable was approximately $6.7 million and $5.7 million, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

The weighted average fair value at the date of grant of stock options granted by the Company during the nine months ended September 30, 2007 and 2006 was $1.69 and $1.20, respectively. The weighted average fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2007	2006
Expected volatility	28.9%	31.0%
Risk-free interest rate	4.6%	4.6%
Expected holding period - years	5	4
Expected dividends	0.0%	0.0%

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

Performance-based awards

During the nine months ended September 30, 2007, the Company granted performance-based awards that allow the recipients to receive up to 895,800 shares, which vest over three years and upon the achievement of certain performance-based objectives over the period 2007 to 2009. The fair value of the awards on the date of grant was $4.73 per share. During the nine months ended September 30, 2006, the Company granted performance-based awards that allow the recipients to receive up to 819,750 shares, which vest over three years and upon the achievement of certain performance-based objectives over the period 2006 to 2008. The fair value of these awards on the date of grant was $4.29 per share. The Company recognized expense for performance-based awards of $0.9 million for the three months ended September 30, 2007 and $2.2 million for the nine months ended September 30, 2007, and $0.4 million and $0.8 million of expense for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007, for awards outstanding, there was $1.5 million of compensation expense yet to be recognized. This expense is expected to be recognized over a weighted average period of approximately one year.

Time-based restricted awards

In December 2006, rather than granting options as in previous years, the Company issued 253,199 time-based restricted shares, to lower level managers. These shares vest in one-third increments over a period of three years and had a fair value of $4.74 per share at the date of grant. In July 2007, the Company issued 25,000 time-based restricted shares, which vest in one-third increments over a period of three years and had a fair value of $5.23 per share at the date of grant. There were no time-based restricted awards granted in the nine months ended September 30, 2006. The Company recognized expense related to time-based restricted awards of $0.2 million and $0.1 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. As of September 30, 2007, for awards outstanding, there was $0.7 million of compensation expense yet to be recognized. This expense is expected to be recognized over a weighted average period of approximately two years.

Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$25.7	$25.1	$72.4	$63.6

Amortization of pension and postretirement costs, net of taxes of $1.5 million and $5.8 million, respectively	2.5	—	10.1	—

Remeasurement of pension and postretirement liabilities and other, net of taxes of $26.6 million	46.0	—	46.0	—

Comprehensive income	$74.2	$25.1	$128.5	$63.6

Form 10-Q Part I	Cincinnati Bell Inc.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007. The Company has not yet determined whether it will adopt the alternatives provided in this statement.

Other — Primarily as a result of capital projects related to construction of data center facilities and the Company’s 3G wireless network, the Company accrued $24 million of capital which had not been paid as of September 30, 2007. The accrued amounts are not included in capital expenditures in the Condensed Consolidated Statements of Cash Flows because they are noncash transactions through September 30, 2007.

2. Acquisitions of Businesses

Local Telecommunication Business

In March 2007, the Company purchased a local telecommunication business, which offers voice, data and cable TV services, in Lebanon, Ohio for a purchase price of $7.0 million, of which $4.6 million was paid in March 2007. The Company funded the purchase with its available cash. The purchase price was primarily allocated to property, plant and equipment of $4.4 million, customer relationship intangible assets of $1.5 million and goodwill of $2.1 million. The financial results have been included in the Wireline segment and were immaterial to the Company’s financial statements for the three and nine months ended September 30, 2007. The preliminary purchase price allocation for this transaction may be adjusted upon completion of the Company’s valuation of the related assets and liabilities of the business.

Acquisition of Remaining Interest in Cincinnati Bell Wireless LLC

On February 14, 2006, the Company purchased the remaining 19.9% membership interest in Cincinnati Bell Wireless LLC (“CBW”) from the minority holder. As a result, the Company paid purchase consideration of $83.0 million in cash and incurred transaction expenses of $0.2 million. CBW is now a wholly-owned subsidiary of the Company. The Company funded the purchase with its Corporate credit facility and available cash.

The transaction was accounted for as a step acquisition using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The Company applied the purchase price against the minority interest and then allocated the remainder to identifiable tangible and intangible assets and liabilities acquired as follows:

(dollars in millions )
Minority interest	$27.8
Intangible assets	42.1
Goodwill	10.2
Other	3.1

Total purchase price	$83.2

Form 10-Q Part I	Cincinnati Bell Inc.

The purchase price allocation was based upon the fair values as of February 14, 2006 of the tangible and intangible assets and liabilities. Estimated fair value was compared to the book value already recorded, and 19.9% of the excess of estimated fair value over book value was allocated to the respective tangible and intangible assets and liabilities. The excess purchase price over the minority interest and fair value ascribed to the tangible and intangible assets and liabilities was recorded as goodwill. The Company anticipates both the goodwill and intangible assets to be fully deductible for tax purposes.

The following table presents detail of the purchase price allocated to intangible assets of CBW as of the date of acquisition:

(dollars in millions)	Fair Value	Weighted Average Amortization Period in years
Intangible assets subject to amortization:
Customer relationships - subscribers	$11.6	7
Customer relationships - collocation towers	2.6	10
Contractual right - license	0.7	1

	14.9	7
Intangible assets not subject to amortization:
Licenses - owned	21.0	n/a
Trademarks	6.2	n/a

Total intangible assets	$42.1

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

The unaudited financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the acquisition had occurred as of the beginning of the period presented:

(dollars in millions, except per share amounts)	Nine Months Ended September 30, 2006
Revenue	$941.7
Net income	63.1
Earnings per share - basic and diluted	0.22

Form 10-Q Part I	Cincinnati Bell Inc.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2007	2006	2007	2006
Numerator:
Net income	$25.7	$25.1	$72.4	$63.6
Preferred stock dividends	2.6	2.6	7.8	7.8

Numerator for basic and diluted EPS	$23.1	$22.5	$64.6	$55.8

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	247.6	247.1	247.3	246.8
Warrants	7.2	5.8	7.1	4.8
Stock-based compensation arrangements	2.4	1.5	2.2	1.1

Denominator for diluted EPS	257.2	254.4	256.6	252.7

Basic earnings per common share	$0.09	$0.09	$0.26	$0.23

Diluted earnings per common share	$0.09	$0.09	$0.25	$0.22

Potentially issuable common shares excluded from denominator for diluted EPS due to anti-dilutive effect	33.9	35.8	34.1	37.2

Form 10-Q Part I	Cincinnati Bell Inc.

4. Debt

The Company’s debt consists of the following:

(dollars in millions)	September 30, 2007	December 31, 2006
Current portion of long-term debt:
Credit facility, tranche B term loan	$4.0	$4.0
Capital lease obligations and other debt	4.6	3.3

Current portion of long-term debt	8.6	7.3

Long-term debt, less current portion:
Credit facility, revolver	40.0	—
Credit facility, tranche B term loan	208.0	391.0
7 1/4% Senior Notes due 2013	470.5	496.9
8 3/8% Senior Subordinated Notes due 2014, $640 million face amount*	634.2	631.5
7% Senior Notes due 2015, $250 million face amount*	246.0	245.0
7 1/4% Senior Notes due 2023	50.0	50.0
Accounts receivable securitization facility	75.0	—
Various Cincinnati Bell Telephone notes	230.0	230.0
Capital lease obligations and other debt	26.0	20.7

	1,979.7	2,065.1
Net unamortized premiums	0.7	0.8

Long-term debt, less current portion	1,980.4	2,065.9

Total debt	$1,989.0	$2,073.2

*	The face amount of these notes has been adjusted for the fair value of interest rate swaps classified as fair value derivatives at September 30, 2007 and December 31, 2006.

Accounts Receivable Securitization Facility

In March 2007, the Company and certain subsidiaries entered into an accounts receivable securitization facility (“receivables facility”), which permits borrowings of up to $80 million, depending on the level of eligible receivables and other factors. The receivables facility has a term of five years, expiring in March 2012. Under the receivables facility, Cincinnati Bell Telephone Company LLC (“CBT”), Cincinnati Bell Extended Territories, Cincinnati Bell Wireless LLC, Cincinnati Bell Any Distance Inc. and Cincinnati Bell Complete Protection Inc. sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”), a wholly-owned limited liability company. In turn, CBF grants, without recourse, a senior undivided interest in the pooled receivables to commercial paper conduits in exchange for cash while maintaining a subordinated undivided interest, in the form of over-collateralization, in the pooled receivables. The Company has agreed to continue servicing the receivables for CBF at market rates; accordingly, no servicing asset or liability has been recorded.

Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and as such are not available to creditors of other subsidiaries or the parent company.

For the purposes of consolidated financial reporting, the receivables facility is accounted for as a secured financing. Because CBF has the ability to prepay the receivables facility at any time by making a cash payment and effectively repurchasing the receivables transferred pursuant to the facility, the transfers do not qualify for “sale” treatment on a consolidated basis under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement 125.” Based on eligible receivables at September 30, 2007, the Company’s borrowing limit under the receivables facility was $80 million, of which the Company had borrowed $75.0 million. See discussion below for the use of these borrowings. Interest on the receivables facility is based on commercial paper rates plus 0.5%.

Form 10-Q Part I	Cincinnati Bell Inc.

Other

In the first nine months of 2007, the Company repaid $180 million of the Tranche B Term Loan, using proceeds of $75 million from borrowings under the receivables facility and the remainder from available cash. During the third quarter of 2007, the Company purchased and retired $26.4 million of the 7 1/4% Senior Notes due 2013 and borrowed $40 million under its Corporate credit facility. Related to these repayments, the Company recognized a loss on extinguishment of debt of $0.7 million during the nine months ended September 30, 2007, which is included in “Other income, net” on the Condensed Consolidated Statements of Operations.

The Company entered into capital leases for data center building space and equipment totaling $8.8 million during the nine months ended September 30, 2007. The leased assets secured the capital lease obligations.

5. Restructuring Charges

2007 Restructuring

In the first quarter of 2007, the Company incurred employee separation expense of $2.4 million related to the outsourcing of certain accounting functions and the reduction in workforce of various other administrative functions. At September 30, 2007, $0.5 million of the reserve was included in “Other current liabilities,” and $0.2 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets. The following table illustrates the activity in this reserve through September 30, 2007:

Type of costs (dollars in millions)	Initial Charge	Utilizations	Balance March 31, 2007	Utilizations	Balance June 30, 2007	Utilizations	Balance September 30, 2007
Employee separation obligations	$2.4	$(0.8)	$1.6	$(0.7)	$0.9	$(0.2)	$0.7

2006 Restructuring

In September 2006, the Company incurred employee separation expense of $3.0 million related to the outsourcing of certain supply chain functions. At September 30, 2007, the reserve balance of $0.5 million was included in “Other current liabilities” in the Condensed Consolidated Balance Sheets. At December 31, 2006, $1.5 million of the reserve balance was included in “Other current liabilities” and $0.4 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets. The following table illustrates the activity in this reserve from December 31, 2006 through September 30, 2007:

Type of costs (dollars in millions)	Balance December 31, 2006	Utilizations	Balance March 31, 2007	Utilizations	Balance June 30, 2007	Income	Utilizations	Balance September 30, 2007
Employee separation obligations	$1.9	$(0.5)	$1.4	$(0.5)	$0.9	$(0.3)	$(0.1)	$0.5

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

At September 30, 2007 and December 31, 2006, $1.4 million of the reserve balance was included in “Other current liabilities” in the Condensed Consolidated Balance Sheets. The reserve included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets was $5.0 million and $5.8 million at September 30, 2007 and December 31, 2006, respectively. The following table illustrates the activity in this reserve from December 31, 2006 through September 30, 2007:

Type of costs (dollars in millions):	Balance December 31, 2006	Utilizations	Expense	Balance March 31, 2007	Utilizations	Expense	Balance June 30, 2007	Utilizations	Balance September 30, 2007
Terminate contractual obligations	$7.2	$(0.2)	$0.1	$7.1	$(0.6)	$0.1	$6.6	$(0.2)	$6.4

Form 10-Q Part I	Cincinnati Bell Inc.

6. Pensions and Postretirement Plans

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans. Approximately 9% of these costs were capitalized to property, plant and equipment related to network construction in the Wireline segment for both the three and nine months ended September 30, 2007 and 2006.

In August 2007, the Company announced changes to its pension and retiree health care plans that will reduce future benefit payments under the plans. As a result of the changes, the Company remeasured its pension and postretirement obligations using revised assumptions, including modified benefit payment assumptions reflecting the changes and a discount rate of 6.25%. These changes reduce the Company’s pension and postretirement obligations by approximately $73 million, reduce deferred tax assets for the related tax effect by $27 million, and increase equity by $46 million in a noncash transaction. Additionally, the remeasurement caused a reduction to the Company’s pension and postretirement benefit costs in the third quarter of 2007 by approximately $1.5 million. Pension and postretirement benefit costs are as follows:

	Pension Benefits		Postretirement and Other Benefits
	Three Months Ended September 30,
(dollars in millions)	2007	2006	2007	2006
Service cost	$2.1	$2.3	$0.9	$0.7
Interest cost on projected benefit obligation	7.1	7.1	4.8	5.8
Expected return on plan assets	(9.4)	(8.8)	(0.7)	(1.2)
Amortization of:
Transition obligation	—	—	1.0	1.0
Prior service cost	0.4	0.9	0.9	1.9
Actuarial loss	0.9	0.8	0.8	0.5

Benefit costs	$1.1	$2.3	$7.7	$8.7

	Pension Benefits		Postretirement and Other Benefits
	Nine Months Ended September 30,
(dollars in millions)	2007	2006	2007	2006
Service cost	$6.3	$6.6	$2.6	$2.6
Interest cost on projected benefit obligation	21.0	20.8	15.3	15.4
Expected return on plan assets	(25.9)	(26.2)	(2.7)	(3.6)
Amortization of:
Transition obligation	—	—	3.1	3.1
Prior service cost	2.0	2.6	4.8	5.8
Actuarial loss	3.0	2.9	3.0	3.2

Benefit costs	$6.4	$6.7	$26.1	$26.5

Form 10-Q Part I	Cincinnati Bell Inc.

7. Business Segment Information

Beginning in the second quarter of 2007, the Company has realigned its reportable business segments to be consistent with changes to its management structure and reporting. The Company now has three segments: Wireline, Wireless and Technology Solutions. The Wireline segment combines the operations of Cincinnati Bell Telephone Company LLC and Cincinnati Bell Extended Territories LLC, which were formerly included in the Local segment, and the operations of Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., the Company’s payphone business and Cincinnati Bell Entertainment Inc., which were formerly included in the Other segment. The Broadband segment, which does not have any substantive on-going operations, has been eliminated. The remaining liabilities associated with the former broadband operations are now included in Corporate activities. The Wireless and Technology Solutions segments were not impacted by the segment realignment. Prior year amounts have been reclassified to conform to the current segment reporting.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.

The Company’s business segment information follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2007	2006	2007	2006
Revenue
Wireline	$202.0	$202.5	$609.8	$607.9
Wireless	75.1	65.0	217.1	193.2
Technology Solutions	74.1	57.3	180.1	154.3
Intersegment	(6.9)	(4.7)	(18.4)	(13.7)

Total revenue	$344.3	$320.1	$988.6	$941.7

Intersegment revenue
Wireline	$5.8	$3.6	$15.6	$10.4
Wireless	0.7	0.7	1.9	2.1
Technology Solutions	0.4	0.4	0.9	1.2

Total intersegment revenue	$6.9	$4.7	$18.4	$13.7

Operating income
Wireline	$73.0	$68.7	$217.1	$222.3
Wireless	9.0	6.3	26.8	14.5
Technology Solutions	5.7	5.2	12.2	11.4
Corporate	(5.1)	3.3	(14.7)	(10.4)

Total operating income	$82.6	$83.5	$241.4	$237.8

	September 30, 2007	December 31, 2006
Assets
Wireline	$709.3	$788.1
Wireless	356.9	382.1
Technology Solutions	188.9	112.5
Corporate and eliminations	711.3	731.1

Total assets	$1,966.4	$2,013.8

Form 10-Q Part I	Cincinnati Bell Inc.

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

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three and nine months ended September 30, 2007 and 2006 and Condensed Consolidating Balance Sheets of the Company as of September 30, 2007 and December 31, 2006 of (1) the Parent Company, as the guarantor (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2007
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$184.7	$170.8	$(11.2)	$344.3
Operating costs and expenses	5.1	118.5	149.3	(11.2)	261.7

Operating income (loss)	(5.1)	66.2	21.5	—	82.6
Equity in earnings of subsidiaries, net of tax	50.1	—	—	(50.1)	—
Interest expense	33.6	3.2	7.4	(6.2)	38.0
Other expense (income), net	(6.4)	1.9	(2.2)	6.9	0.2

Income before income taxes	17.8	61.1	16.3	(50.8)	44.4
Income tax expense (benefit)	(7.9)	20.5	6.1	—	18.7

Net income	25.7	40.6	10.2	(50.8)	25.7
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$23.1	$40.6	$10.2	$(50.8)	$23.1

	Three Months Ended September 30, 2006
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$186.6	$142.2	$(8.7)	$320.1
Operating costs and expenses	3.2	124.5	117.6	(8.7)	236.6

Operating income (loss)	(3.2)	62.1	24.6	—	83.5
Equity in earnings of subsidiaries, net of tax	48.8	—	—	(48.8)	—
Interest expense	37.3	3.8	8.3	(8.0)	41.4
Other expense (income), net	(8.2)	0.2	(0.3)	8.0	(0.3)

Income before income taxes	16.5	58.1	16.6	(48.8)	42.4
Income tax expense (benefit)	(8.6)	20.8	5.1	—	17.3

Net income	25.1	37.3	11.5	(48.8)	25.1
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$22.5	$37.3	$11.5	$(48.8)	$22.5

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2007
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$558.8	$460.5	$(30.7)	$988.6
Operating costs and expenses	15.7	361.2	401.0	(30.7)	747.2

Operating income (loss)	(15.7)	197.6	59.5	—	241.4
Equity in earnings of subsidiaries, net of tax	144.2	—	—	(144.2)	—
Interest expense	104.4	11.4	22.6	(21.3)	117.1
Other expense (income), net	(24.5)	3.8	(2.7)	21.3	(2.1)

Income before income taxes	48.6	182.4	39.6	(144.2)	126.4
Income tax expense (benefit)	(23.8)	63.5	14.3	—	54.0

Net income	72.4	118.9	25.3	(144.2)	72.4
Preferred stock dividends	7.8	—	—	—	7.8

Net income applicable to common shareowners	$64.6	$118.9	$25.3	$(144.2)	$64.6

	Nine Months Ended September 30, 2006
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$560.4	$406.8	$(25.5)	$941.7
Operating costs and expenses	17.7	358.2	353.5	(25.5)	703.9

Operating income (loss)	(17.7)	202.2	53.3	—	237.8
Equity in earnings of subsidiaries, net of tax	140.9	—	—	(140.9)	—
Interest expense	108.9	11.2	24.8	(23.6)	121.3
Other expense (income), net	(24.3)	0.3	0.1	23.6	(0.3)

Income before income taxes	38.6	190.7	28.4	(140.9)	116.8
Income tax expense (benefit)	(25.0)	68.3	9.9	—	53.2

Net income	63.6	122.4	18.5	(140.9)	63.6
Preferred stock dividends	7.8	—	—	—	7.8

Net income applicable to common shareowners	$55.8	$122.4	$18.5	$(140.9)	$55.8

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of September 30, 2007
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$25.7	$1.1	$0.5	$—	$27.3
Receivables, net	0.3	—	172.4	—	172.7
Other current assets	15.8	54.5	85.2	(20.6)	134.9

Total current assets	41.8	55.6	258.1	(20.6)	334.9
Property, plant and equipment, net	0.1	589.6	306.9	—	896.6
Goodwill and intangibles, net	—	3.6	164.5	—	168.1
Investments in and advances to subsidiaries	993.2	13.7	—	(1,006.9)	—
Other noncurrent assets	316.7	11.8	287.7	(49.4)	566.8

Total assets	$1,351.8	$674.3	$1,017.2	$(1,076.9)	$1,966.4

Current portion of long-term debt	$4.0	$0.6	$4.0	$—	$8.6
Accounts payable	—	42.5	60.8	—	103.3
Other current liabilities	63.8	84.7	60.6	(3.0)	206.1

Total current liabilities	67.8	127.8	125.4	(3.0)	318.0
Long-term debt, less current portion	1,649.8	235.8	94.8	—	1,980.4
Other noncurrent liabilities	305.4	62.7	38.1	(67.0)	339.2
Intercompany payables	—	—	427.2	(427.2)	—

Total liabilities	2,023.0	426.3	685.5	(497.2)	2,637.6
Shareowners' equity (deficit)	(671.2)	248.0	331.7	(579.7)	(671.2)

Total liabilities and shareowners' equity (deficit)	$1,351.8	$674.3	$1,017.2	$(1,076.9)	$1,966.4

	As of December 31, 2006
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$75.9	$1.5	$2.0	$—	$79.4
Receivables, net	0.3	71.0	90.6	—	161.9
Other current assets	13.9	36.2	73.2	(17.2)	106.1

Total current assets	90.1	108.7	165.8	(17.2)	347.4
Property, plant and equipment, net	0.1	589.7	229.0	—	818.8
Goodwill and intangibles, net	—	—	166.2	—	166.2
Investments in and advances to subsidiaries	1,047.7	—	—	(1,047.7)	—
Other noncurrent assets	365.1	12.0	349.8	(45.5)	681.4

Total assets	$1,503.0	$710.4	$910.8	$(1,110.4)	$2,013.8

Current portion of long-term debt	$4.0	$0.9	$2.4	$—	$7.3
Accounts payable	0.5	32.7	40.9	—	74.1
Other current liabilities	96.7	92.1	49.0	(0.3)	237.5

Total current liabilities	101.2	125.7	92.3	(0.3)	318.9
Long-term debt, less current portion	1,815.6	236.2	14.1	—	2,065.9
Other noncurrent liabilities	377.8	65.0	40.2	(62.4)	420.6
Intercompany payables	—	37.3	432.5	(469.8)	—

Total liabilities	2,294.6	464.2	579.1	(532.5)	2,805.4
Shareowners' equity (deficit)	(791.6)	246.2	331.7	(577.9)	(791.6)

Total liabilities and shareowners' equity (deficit)	$1,503.0	$710.4	$910.8	$(1,110.4)	$2,013.8

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2007
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(71.6)	$240.4	$40.5	$—	$209.3

Capital expenditures	—	(68.0)	(84.4)	—	(152.4)
Acquisition of business	—	(4.6)	—	—	(4.6)
Other investing activities	(0.4)	0.8	(1.1)	—	(0.7)

Cash flows used in investing activities	(0.4)	(71.8)	(85.5)	—	(157.7)

Funding between Parent and subsidiaries, net	197.2	(168.3)	(28.9)	—	—
Increase in corporate credit facility, net	40.0	—	—	—	40.0
Issuance of debt	—	—	75.0	—	75.0
Repayment of debt	(209.1)	(0.8)	(1.3)	—	(211.2)
Other financing activities	(6.3)	0.1	(1.3)	—	(7.5)

Cash flows provided by (used in) financing activities	21.8	(169.0)	43.5	—	(103.7)

Decrease in cash and cash equivalents	(50.2)	(0.4)	(1.5)	—	(52.1)
Beginning cash and cash equivalents	75.9	1.5	2.0	—	79.4

Ending cash and cash equivalents	$25.7	$1.1	$0.5	$—	$27.3

	Nine Months Ended September 30, 2006
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(73.2)	$190.3	$93.1	$—	$210.2

Capital expenditures	—	(69.3)	(40.5)	—	(109.8)
Acquisition of businesses	—	—	(86.7)	—	(86.7)
Other investing activities	—	2.0	(2.1)	—	(0.1)

Cash flows used in investing activities	—	(67.3)	(129.3)	—	(196.6)

Funding between Parent and subsidiaries, net	81.0	(123.1)	42.1	—	—
Increase in corporate credit facility, net	4.0	—	—	—	4.0
Repayment of debt	(6.2)	(2.1)	(3.1)	—	(11.4)
Other financing activities	(5.5)	1.1	—	—	(4.4)

Cash flows provided by (used in) financing activities	73.3	(124.1)	39.0	—	(11.8)

Increase (decrease) in cash and cash equivalents	0.1	(1.1)	2.8	—	1.8
Beginning cash and cash equivalents	23.9	1.3	0.5	—	25.7

Ending cash and cash equivalents	$24.0	$0.2	$3.3	$—	$27.5

Form 10-Q Part I	Cincinnati Bell Inc.

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

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three and nine months ended September 30, 2007 and 2006 and the Condensed Consolidating Balance Sheets of the Company as of September 30, 2007 and December 31, 2006 of (1) the Parent Company, as the issuer (2) the guarantor subsidiaries on a combined basis and (3) the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2007
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$183.7	$171.8	$(11.2)	$344.3
Operating costs and expenses	5.1	162.6	105.2	(11.2)	261.7

Operating income (loss)	(5.1)	21.1	66.6	—	82.6
Equity in earnings of subsidiaries, net of tax	50.1	—	—	(50.1)	—
Interest expense	33.6	5.6	5.0	(6.2)	38.0
Other expense (income), net	(6.4)	0.7	(1.0)	6.9	0.2

Income before income taxes	17.8	14.8	62.6	(50.8)	44.4
Income tax expense (benefit)	(7.9)	5.7	20.9	—	18.7

Net income	25.7	9.1	41.7	(50.8)	25.7
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$23.1	$9.1	$41.7	$(50.8)	$23.1

	Three Months Ended September 30, 2006
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$155.0	$173.8	$(8.7)	$320.1
Operating costs and expenses	3.2	130.5	111.6	(8.7)	236.6

Operating income (loss)	(3.2)	24.5	62.2	—	83.5
Equity in earnings of subsidiaries, net of tax	48.8	—	—	(48.8)	—
Interest expense	37.3	8.4	3.7	(8.0)	41.4
Other expense (income), net	(8.2)	(0.1)	—	8.0	(0.3)

Income before income taxes	16.5	16.2	58.5	(48.8)	42.4
Income tax expense (benefit)	(8.6)	4.1	21.8	—	17.3

Net income	25.1	12.1	36.7	(48.8)	25.1
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$22.5	$12.1	$36.7	$(48.8)	$22.5

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2007
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$499.8	$519.5	$(30.7)	$988.6
Operating costs and expenses	15.7	444.5	317.7	(30.7)	747.2

Operating income (loss)	(15.7)	55.3	201.8	—	241.4
Equity in earnings of subsidiaries, net of tax	144.2	—	—	(144.2)	—
Interest expense	104.4	19.5	14.5	(21.3)	117.1
Other expense (income), net	(24.5)	0.9	0.2	21.3	(2.1)

Income before income taxes	48.6	34.9	187.1	(144.2)	126.4
Income tax expense (benefit)	(23.8)	12.8	65.0	—	54.0

Net income	72.4	22.1	122.1	(144.2)	72.4
Preferred stock dividends	7.8	—	—	—	7.8

Net income applicable to common shareowners	$64.6	$22.1	$122.1	$(144.2)	$64.6

	Nine Months Ended September 30, 2006
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$444.6	$522.6	$(25.5)	$941.7
Operating costs and expenses	17.7	392.0	319.7	(25.5)	703.9

Operating income (loss)	(17.7)	52.6	202.9	—	237.8
Equity in earnings of subsidiaries, net of tax	140.9	—	—	(140.9)	—
Interest expense	108.9	25.1	10.9	(23.6)	121.3
Other expense (income), net	(24.3)	0.2	0.2	23.6	(0.3)

Income before income taxes	38.6	27.3	191.8	(140.9)	116.8
Income tax expense (benefit)	(25.0)	5.1	73.1	—	53.2

Net income	63.6	22.2	118.7	(140.9)	63.6
Preferred stock dividends	7.8	—	—	—	7.8

Net income applicable to common shareowners	$55.8	$22.2	$118.7	$(140.9)	$55.8

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of September 30, 2007
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$25.7	$0.6	$1.0	$—	$27.3
Receivables, net	0.3	52.2	120.2	—	172.7
Other current assets	15.8	90.7	49.0	(20.6)	134.9

Total current assets	41.8	143.5	170.2	(20.6)	334.9
Property, plant and equipment, net	0.1	308.8	587.7	—	896.6
Goodwill and intangibles, net	—	164.5	3.6	—	168.1
Investments in and advances to subsidiaries	993.2	29.1	—	(1,022.3)	—
Other noncurrent assets	316.7	286.3	13.2	(49.4)	566.8

Total assets	$1,351.8	$932.2	$774.7	$(1,092.3)	$1,966.4

Current portion of long-term debt	$4.0	$4.0	$0.6	$—	$8.6
Accounts payable	—	88.4	14.9	—	103.3
Other current liabilities	63.8	69.6	75.7	(3.0)	206.1

Total current liabilities	67.8	162.0	91.2	(3.0)	318.0
Long-term debt, less current portion	1,649.8	19.8	310.8	—	1,980.4
Other noncurrent liabilities	305.4	48.3	52.5	(67.0)	339.2
Intercompany payables	—	382.5	60.1	(442.6)	—

Total liabilities	2,023.0	612.6	514.6	(512.6)	2,637.6
Shareowners' equity (deficit)	(671.2)	319.6	260.1	(579.7)	(671.2)

Total liabilities and shareowners’ equity (deficit)	$1,351.8	$932.2	$774.7	$(1,092.3)	$1,966.4

	As of December 31, 2006
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$75.9	$2.0	$1.5	$—	$79.4
Receivables, net	0.3	104.5	57.1	—	161.9
Other current assets	13.9	73.6	35.8	(17.2)	106.1

Total current assets	90.1	180.1	94.4	(17.2)	347.4
Property, plant and equipment, net	0.1	230.6	588.1	—	818.8
Goodwill and intangibles, net	—	166.2	—	—	166.2
Investments in and advances to subsidiaries	1,047.7	9.9	—	(1,057.6)	—
Other noncurrent assets	365.1	349.8	12.0	(45.5)	681.4

Total assets	$1,503.0	$936.6	$694.5	$(1,120.3)	$2,013.8

Current portion of long-term debt	$4.0	$2.4	$0.9	$—	$7.3
Accounts payable	0.5	59.0	14.6	—	74.1
Other current liabilities	96.7	51.2	89.9	(0.3)	237.5

Total current liabilities	101.2	112.6	105.4	(0.3)	318.9
Long-term debt, less current portion	1,815.6	14.0	236.3	—	2,065.9
Other noncurrent liabilities	377.8	50.2	55.0	(62.4)	420.6
Intercompany payables	—	432.5	47.2	(479.7)	—

Total liabilities	2,294.6	609.3	443.9	(542.4)	2,805.4
Shareowners’ equity (deficit)	(791.6)	327.3	250.6	(577.9)	(791.6)

Total liabilities and shareowners’ equity (deficit)	$1,503.0	$936.6	$694.5	$(1,120.3)	$2,013.8

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2007
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(71.6)	$180.7	$100.2	$—	$209.3

Capital expenditures	—	(86.7)	(65.7)	—	(152.4)
Acquisition of business	—	—	(4.6)	—	(4.6)
Other investing activities	(0.4)	(1.1)	0.8	—	(0.7)

Cash flows used in investing activities	(0.4)	(87.8)	(69.5)	—	(157.7)

Funding between Parent and subsidiaries, net	197.2	(93.0)	(104.2)	—	—
Increase in corporate credit facility, net	40.0	—	—	—	40.0
Issuance of debt	—	—	75.0	—	75.0
Repayment of debt	(209.1)	(1.3)	(0.8)	—	(211.2)
Other financing activities	(6.3)	—	(1.2)	—	(7.5)

Cash flows provided by (used in) financing activities	21.8	(94.3)	(31.2)	—	(103.7)

Decrease in cash and cash equivalents	(50.2)	(1.4)	(0.5)	—	(52.1)
Beginning cash and cash equivalents	75.9	2.0	1.5	—	79.4

Ending cash and cash equivalents	$25.7	$0.6	$1.0	$—	$27.3

	Nine Months Ended September 30, 2006
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(73.2)	$106.3	$177.1	$—	$210.2

Capital expenditures	—	(41.6)	(68.2)	—	(109.8)
Acquisition of businesses	—	(86.7)	—	—	(86.7)
Other investing activities	—	(0.1)	—	—	(0.1)

Cash flows used in investing activities	—	(128.4)	(68.2)	—	(196.6)

Funding between Parent and subsidiaries, net	81.0	24.7	(105.7)	—	—
Increase in corporate credit facility, net	4.0	—	—	—	4.0
Repayment of debt	(6.2)	(3.1)	(2.1)	—	(11.4)
Other financing activities	(5.5)	1.1	—	—	(4.4)

Cash flows provided by (used in) financing activities	73.3	22.7	(107.8)	—	(11.8)

Increase in cash and cash equivalents	0.1	0.6	1.1	—	1.8
Beginning cash and cash equivalents	23.9	0.5	1.3	—	25.7

Ending cash and cash equivalents	$24.0	$1.1	$2.4	$—	$27.5

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accounting for Pension and Postretirement Expenses

The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees and one supplemental, nonqualified, unfunded plan for certain senior executives. The Company also provides health care and group life insurance benefits for eligible retirees. Actuarial assumptions are used in calculating the expenses and liabilities related to these plans. The most significant of these numerous assumptions, which are reviewed annually, include the discount rate, expected long-term rate of return on plan assets and health care cost trend rates.

The Company’s measurement date for its pension and postretirement obligations is as of December 31st of each year. When changes to the plans occur during interim periods, the Company reviews the changes and determines if a remeasurement is necessary. Based on the significant changes to its pension and retiree health care plans announced in the third quarter of 2007 that will reduce future benefit payments, the Company determined a remeasurement was necessary and, as a result, remeasured its pension and postretirement obligations using the revised actuarial assumptions, including modified benefit payment assumptions. See Note 6 to the Notes to the Condensed Consolidated Financial Statements for further information.

Form 10-Q Part I	Cincinnati Bell Inc.

Results of Operations

The financial results for the three and nine months ended September 30, 2007 and 2006 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations of this Quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for subsequent periods or the full year.

Beginning in the second quarter of 2007, the Company has realigned its reportable business segments to be consistent with changes to its management structure and reporting. The Company now has three segments: Wireline, Wireless and Technology Solutions. The Wireline segment combines the operations of Cincinnati Bell Telephone Company LLC and Cincinnati Bell Extended Territories LLC, which were formerly included in the Local segment, and the operations of Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., the Company’s payphone business and Cincinnati Bell Entertainment Inc., which were formerly included in the Other segment. The Broadband segment, which does not have any substantive on-going operations, has been eliminated. The remaining liabilities associated with the former broadband operations are now included in Corporate activities. The Wireless and Technology Solutions segments were not impacted by the segment realignment. Prior year amounts have been reclassified to conform to the current segment reporting.

CONSOLIDATED OVERVIEW

Consolidated revenue totaled $344.3 million for the third quarter of 2007, an increase of $24.2 million, compared to the third quarter of 2006. The increase was primarily due to the following:

•	$16.8 million higher revenues in the Technology Solutions segment due to higher telephony and IT equipment revenue and increased data center and managed services revenue; and

•	$10.1 million higher revenues in the Wireless segment primarily due to increased postpaid service revenue from additional subscribers.

For the nine months ended September 30, 2007, consolidated revenue increased $46.9 million to $988.6 million as compared to $941.7 million for the same period in 2006. The increase was primarily due to the following:

•	$25.8 million higher revenues in the Technology Solutions segment primarily due to increased data center and managed services revenue and telephony and IT equipment revenue; and

•	$23.9 million higher revenues in the Wireless segment primarily due to increased postpaid service revenue from additional subscribers.

Operating income for the third quarter of 2007 was $82.6 million, a decrease of $0.9 million compared to the same period in 2006. The decrease was primarily due to the following:

•

$8.4 million increase in Corporate costs primarily due to income in 2006 related to a $4.7 million gain on sale of broadband fiber assets and a $3.6 million gain due to the sale of a bankruptcy claim receivable;

•	$4.3 million increase in Wireline segment operating income primarily due to restructuring costs in 2006; and

•	$2.7 million increase in Wireless segment operating income due primarily to higher postpaid revenue.

Operating income for the nine months ended September 30, 2007, was $241.4 million or $3.6 million higher than the same period in the prior year. This increase was primarily due to the following:

•	$12.3 million increase in Wireless segment operating income due to higher postpaid revenue partially offset by higher selling, general and administrative and depreciation costs;

•	$5.2 million decrease in Wireline segment operating income due to higher selling, general and administrative expenses; and

•

$4.3 million increase in Corporate costs primarily related to income in 2006 from the expiration of certain warranties and guarantees, the sale of broadband fiber assets and a bankruptcy claim receivable partially offset by the 2006 settlement of a shareholder litigation claim.

Interest expense was $38.0 million for the third quarter of 2007 and $117.1 million for the nine months ended September 30, 2007 as compared to $41.4 million for the third quarter of 2006 and $121.3 million for the nine months ended September 30, 2006. The decreases compared to last year are primarily attributable to lower debt balances due to the repayment of the Tranche B Term Loan and 7 1/4% Senior Notes due 2013 partially offset by higher short-term interest rates.

Form 10-Q Part I	Cincinnati Bell Inc.

Other income, net for the nine months ended September 30, 2007 was $2.1 million versus $0.4 million for the nine months ended September 30, 2006 primarily as a result of a one-time dividend received in the first quarter of 2007 from a cost investment.

Income tax expense of $18.7 million for the third quarter of 2007 was slightly higher than the $17.3 million in the third quarter of 2006 primarily due to higher pretax income. Income tax expense for the nine months ended September 30, 2007 was $54.0 million as compared to $53.2 million for the same period in 2006. The increase in the year-to-date income tax expense is due to higher pretax income partially offset by a $3.6 million charge recorded in 2006 for new Kentucky state tax regulations, which limited the Company’s ability to use its state net operating loss carryforwards.

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

Form 10-Q Part I	Cincinnati Bell Inc.

Discussion of Operating Segment Results

WIRELINE

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2007	2006	$ Change	% Change		2007	2006	$ Change	% Change
Revenue:
Voice—local service	$105.8	$115.2	$(9.4)	(8)%		$328.7	$350.6	$(21.9)	(6)%
Data	65.8	60.7	5.1	8%		191.8	176.1	15.7	9%
Long distance	19.8	18.0	1.8	10%		58.3	54.0	4.3	8%
Other	10.6	8.6	2.0	23%		31.0	27.2	3.8	14%

Total revenue	202.0	202.5	(0.5)	0%		609.8	607.9	1.9	0%

Operating costs and expenses:
Cost of services and products	66.0	65.9	0.1	0%		199.0	194.9	4.1	2%
Selling, general and administrative	37.1	37.7	(0.6)	(2)%		113.5	108.4	5.1	5%
Depreciation	26.2	27.2	(1.0)	(4)%		78.1	79.3	(1.2)	(2)%
Restructuring charges (gains)	(0.3)	3.0	(3.3)	n/m		2.1	3.0	(0.9)	(30)%

Total operating costs and expenses	129.0	133.8	(4.8)	(4)%		392.7	385.6	7.1	2%

Operating income	$73.0	$68.7	$4.3	6%		$217.1	$222.3	$(5.2)	(2)%

Operating margin	36.1%	33.9%		2.2	pts	35.6%	36.6%		(1.0	) pts

Capital expenditures	$20.9	$21.4	$(0.5)	(2)%		$69.4	$72.5	$(3.1)	(4)%

The Wireline segment consists of the operations of Cincinnati Bell Telephone Company LLC, which operates as an Incumbent Local Exchange Carrier (“ILEC”) within the Company’s traditional territory, the Cincinnati Bell Extended Territories LLC, which operates as a Competitive Local Exchange Carrier (“CLEC”) in Dayton, Ohio and communities adjacent to the ILEC’s northern borders, Cincinnati Bell Any Distance Inc., which provides long distance services, Cincinnati Bell Complete Protection Inc., which provides security monitoring services and related surveillance hardware, the Company’s payphone business and its entertainment operations, which currently offers cable television in Lebanon, Ohio.

Revenue

Voice local service revenue includes local service, value added services, switched access and information services. Voice revenue decreased in both the three and nine months ended September 30, 2007 versus the same periods in 2006 primarily as a result of a 6% decrease in access lines.

Access lines within the segment’s ILEC territory decreased by 64,000, or 8%, from 853,000 at September 30, 2006 to 789,000 at September 30, 2007. The Company believes the access line loss resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC territory by continuing to target voice services to residential and business customers in its CLEC territory. The Company had approximately 60,000 CLEC access lines at September 30, 2007,which is a 27% increase from September 30, 2006.

Data revenue consists of data transport, high-speed Internet access (including DSL), dial-up Internet access, digital trunking, and Local Area Network (“LAN”) interconnection services. Data revenue increased $5.1 million and $15.7 million for the three and nine months ended September 30, 2007 compared to the same periods a year ago. The increase primarily resulted from higher DSL and data transport revenue. An increase in DSL subscribers contributed an additional $2.0 million and $9.1 million of revenue for the three and nine months ended September 30, 2007, respectively, compared to the prior year periods. As of September 30, 2007, the Company’s DSL penetration of addressable in-territory primary consumer access lines was approximately 40%, up 9% from September 30, 2006. Data transport revenues increased by $2.6 million and $5.4 million for the three and nine months ended September 30, 2007, respectively, compared to same periods a year ago primarily due to increased usage by CBW and third party users.

Form 10-Q Part I	Cincinnati Bell Inc.

Long distance revenue increased $1.8 million and $4.3 million for the three and nine months ended September 30, 2007, respectively, as compared to similar periods in 2006. The increase in both periods was due primarily to an increase in minutes of use for both long distance and audio conferencing as compared to the prior year periods, and increased Voice Over Internet Protocol (“VoIP”) revenue, which was launched in mid-2006. The Company had approximately 548,000 subscribed long distance access lines as of September 30, 2007 in the Cincinnati and Dayton, Ohio operating areas compared to 556,000 as of September 30, 2006. The decrease in subscribers was due to a 4% decline in residential lines partially offset by a 6% increase in business subscribers.

The Company believes its rate of access line loss would have been greater and its increase in DSL subscribers would have been less without the success of its “Super Bundle,” Custom ConnectionsSM. The Company’s Super Bundle offers local, long distance, wireless, internet access and the Company’s value added services package, Home Phone Pak, at a price lower than the amount the customer would pay for the services individually. In its traditional operating area, the Company added approximately 10,000 Super Bundle subscribers through the first nine months of 2007, bringing total subscribers to 172,000 and penetration of in-territory primary residential access lines to 37%. This package has increased the demand for and increased subscriber retention of the Company’s ZoomTown DSL offering. The number of DSL subscribers increased by 20,000 subscribers during the nine months ended September 30, 2007 to bring total subscribers to 218,000. As a result of this DSL growth, total lines to the customer (defined as access lines plus DSL subscribers) as of September 30, 2007 decreased only slightly compared to September 30, 2006.

Costs and Expenses

Cost of services and products increased by $0.1 million and $4.1 million for the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006. For the quarter, the Company incurred higher network costs of $1.9 million primarily related to CLEC inter-connection charges due to the increased subscribers and increased long distance, audio conferencing and VoIP minutes of use, and higher utilities of $0.6 million. These increases were offset by lower worker’s compensation costs of $1.5 million due to a claim in 2006 and lower pension and postretirement costs. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding pension and postretirement costs. The year-to-date increase resulted from higher network costs of $6.6 million due to the reasons discussed above. These increases were partially offset by a $1.3 million settlement of an inter-carrier reciprocal compensation claim and lower benefit costs.

Selling, general and administrative expenses decreased $0.6 million and increased $5.1 million for the three and nine months ended September 30, 2007, respectively, versus the prior year comparable periods as the Company has responded to increased competitive pressures by increasing its sales and marketing activities, particularly in the business markets. The decrease in the quarter primarily resulted from lower bad debt expense of $0.5 million, a $0.5 million reduction in advertising expense, and lower third party IT costs, partially offset by a $0.7 million increase in payroll and employee-related expenses. The year-to-date increase was primarily due to an increase in payroll and employee-related expenses of $4.0 million and higher consulting expenses partially related to the evaluation of marketing strategies for business customers.

Restructuring expenses for the nine months ended September 30, 2007 were primarily due to the outsourcing of certain accounting functions and the reduction in workforce of various other administrative functions. For the nine months ended September 30, 2006, restructuring costs were due to the outsourcing of certain supply chain functions. See Note 5 to the Condensed Consolidated Financial Statements for additional information.

Form 10-Q Part I	Cincinnati Bell Inc.

WIRELESS

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions, except for operating metrics)	2007	2006	$ Change	% Change		2007	2006	$ Change	% Change
Revenue:
Service	$68.2	$59.3	$8.9	15%		$197.9	$174.5	$23.4	13%
Equipment	6.9	5.7	1.2	21%		19.2	18.7	0.5	3%

Total revenue	75.1	65.0	10.1	16%		217.1	193.2	23.9	12%

Operating costs and expenses:
Cost of services and products	39.9	35.4	4.5	13%		112.0	109.9	2.1	2%
Selling, general and administrative	16.6	15.8	0.8	5%		50.2	45.2	5.0	11%
Depreciation	8.8	6.4	2.4	38%		25.8	20.7	5.1	25%
Amortization	0.8	1.1	(0.3)	(27)%		2.3	2.9	(0.6)	(21)%

Total operating costs and expenses	66.1	58.7	7.4	13%		190.3	178.7	11.6	6%

Operating income	$9.0	$6.3	$2.7	43%		$26.8	$14.5	$12.3	85%

Operating margin	12.0%	9.7%		2.3	pts	12.3%	7.5%		4.8	pts

Operating metrics
Postpaid ARPU*	$47.41	$47.25	$0.16	0%		$46.75	$46.90	$(0.15)	0%
Prepaid ARPU*	$22.96	$19.51	$3.45	18%		$23.45	$20.96	$2.49	12%

Capital expenditures	$11.0	$11.0	$—	0%		$23.8	$32.1	$(8.3)	(26)%

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period. Collocation revenues from other wireless carriers are not included in the calculation of ARPU.

Revenue

Service revenue increased by $8.9 million in the third quarter of 2007 as compared to last year primarily due to the following:

•

Postpaid service revenue increased $6.3 million primarily due to an increase in subscribers. Postpaid subscribers increased 12% from 350,000 subscribers at September 30, 2006 to 391,000 at September 30, 2007. The Company added 8,000 postpaid subscribers during the third quarter of 2007 compared to net additions of 11,000 subscribers in the third quarter of 2006. The average churn of 1.7% for the third quarter of 2007 was flat compared to the third quarter of 2006. The year-over-year postpaid subscriber growth is due to the Company’s attractive rate plans and continuing network quality improvements; and

•

Prepaid service revenue increased $2.1 million compared to last year primarily due to the increase in ARPU of $3.45. The increase in ARPU was partially driven by a 44% increase in data revenue. As of September 30, 2007, prepaid subscribers totaled approximately 166,000 compared to 156,000 subscribers at September 30, 2006. The Company lost subscribers in the summer of 2006 due to increased competition, but has regained subscribers as well as increased ARPU with the introduction of more attractive rate plans. The Company had 6,000 net prepaid subscriber losses in the third quarter of 2007 compared to a loss of 15,000 subscribers in the third quarter of 2006.

Equipment revenue for the three months ended September 30, 2007 increased $1.2 million as compared to prior year primarily due to higher subscriber activations.

For the nine months ended September 30, 2007, service revenue increased $23.4 million compared to the same period in 2006 primarily due to an increase in postpaid revenue due to a higher number of subscribers and higher prepaid revenue resulting from the increased ARPU.

Form 10-Q Part I	Cincinnati Bell Inc.

Costs and Expenses

Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which are incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses increased $4.5 million during the third quarter of 2007 and $2.1 million for the nine months ended September 30, 2007 versus the prior year periods. The third quarter increase was attributable to a $2.9 million increase in network costs due to a higher number of subscribers, higher cost of goods sold of $1.3 million primarily related to increased equipment revenue, and higher operating taxes. The year-to-date increase resulted from higher network costs of $5.3 million partially offset by lower subsidies and handset costs of $3.0 million. The decrease in subsidies and handset costs resulted from high subsidies in 2006 caused by the migration from the TDMA network to the GSM network and a change in third party dealer compensation practice in the second quarter of 2006. As a result of this change, the Company now predominantly pays a commission, which is reported as a selling expense, rather than incurring a subsidy by selling handsets to dealers at a rate below retail price.

Selling, general, and administrative expenses increased $0.8 million for the third quarter of 2007 and $5.0 million year-to-date as compared to the same periods in 2006. The increase in the third quarter was primarily due to increased commissions of $0.9 million due to higher prepaid activations and increased retail store costs of $0.8 million partially offset by lower costs of $0.8 million for both bad debts and advertising expense. The increase for the year-to-date period was primarily due to higher commissions of $2.6 million resulting from the change in compensation practice for the third party commissions discussed above and higher activations and increased retail store costs of $2.1 million.

Depreciation expense increased $2.4 million and $5.1 million for the three and nine months ended September 30, 2007 versus the comparable periods in 2006. The increase was primarily due to the shortening of the useful lives of certain GSM assets as a result of the Company constructing its third generation (“3G”) wireless network, which the Company expects to complete in 2008.

Amortization expense results from the allocation of the purchase price to certain intangibles associated with the purchase of the remaining 19.9% membership interest in CBW. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Form 10-Q Part I	Cincinnati Bell Inc.

TECHNOLOGY SOLUTIONS

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2007	2006	$ Change	% Change		2007	2006	$ Change	% Change
Revenue:
Telecom and IT equipment distribution	$52.9	$42.6	$10.3	24%		$125.0	$114.4	$10.6	9%
Data center and managed services	18.4	12.8	5.6	44%		48.2	34.7	13.5	39%
Professional services	2.8	1.9	0.9	47%		6.9	5.2	1.7	33%

Total revenue	74.1	57.3	16.8	29%		180.1	154.3	25.8	17%

Operating costs and expenses:
Cost of services and products	59.5	45.8	13.7	30%		143.2	124.2	19.0	15%
Selling, general and administrative	7.0	5.4	1.6	30%		20.1	16.0	4.1	26%
Depreciation	1.8	0.8	1.0	125%		4.3	2.5	1.8	72%
Amortization	0.1	0.1	—	0%		0.3	0.2	0.1	50%

Total operating costs and expenses	68.4	52.1	16.3	31%		167.9	142.9	25.0	17%

Operating income	$5.7	$5.2	$0.5	10%		$12.2	$11.4	$0.8	7%

Operating margin	7.7%	9.1%		(1.4	) pts	6.8%	7.4%		(0.6	) pts

Capital expenditures	$30.2	$2.8	$27.4	n/m		$59.2	$4.9	$54.3	n/m

The Technology Solutions segment consists of the Company’s Cincinnati Bell Technology Solutions Inc. (“CBTS”) subsidiary.

Revenue

Revenue from telecom and IT equipment distribution represents the sale, installation and maintenance of major, branded IT and telephony equipment. Revenue increased by $10.3 million in the third quarter of 2007 versus 2006 mainly due to an increase in telephony and IT equipment sales. For the nine months ended September 30, 2007, revenue increased $10.6 million due to an increase in telephony and IT equipment and hardware sales of $7.4 million, higher installation and maintenance services of $1.8 million and due to the acquisition of Automated Telecom Inc. (“ATI”) in May 2006.

Data center and managed services revenue consists of recurring collocation rents and IT services that include network management, electronic data storage, disaster recovery, and data security management. Revenue increased $5.6 million for the third quarter of 2007 and $13.5 million for the nine months ended September 30, 2007 as compared to the same periods a year ago primarily due to increased product penetration within managed services and increased billable data center space. Data center billed utilization was 84% on approximately 135,000 square feet of data center capacity at September 30, 2007 compared to billed utilization of 99% on approximately 80,000 square feet of data center capacity at September 30, 2006. The Company intends to continue to pursue additional customers and growth in its data center business, for which the Company is prepared to commit resources, including capital expenditures and working capital, to support this growth.

Professional services revenue consists of long-term and short-term IT outsourcing and consulting engagements. Revenue for the three and nine months ended September 30, 2007 increased by $0.9 million and $1.7 million, respectively, compared to the same periods in 2006. Early in 2007, the Company expanded its team of recruiting and hiring personnel in order to focus upon selling these outsourcing and consulting engagements.

Costs and Expenses

Cost of services and products increased by $13.7 million in the third quarter of 2007 and $19.0 million for the nine months ended September 30, 2007 as compared to the same periods in 2006. The increase in the third quarter primarily resulted from a $9.2 million increase in cost of goods sold related to the increase in telephony and IT equipment sales and a $3.3 million increase for higher payroll and contracted services due to growth in both the data center and managed services revenue. The year-to-date increase resulted from a $6.3 million increase in the cost of goods sold and a $9.9 million increase in payroll and contracted services costs for the reasons discussed above, and increased data center facilities costs.

Form 10-Q Part I	Cincinnati Bell Inc.

The increase in selling, general and administrative expenses for the third quarter and year-to-date periods of 2007 was primarily due to an increase in labor and employee related costs of $1.2 million and $3.6 million, respectively, to support the growing operations.

The increase in depreciation expense for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was primarily due to capital expenditures associated with expanding data center capacity.

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

Cash Flows

For the nine months ended September 30, 2007, cash provided by operating activities totaled $209.3 million, a decrease of $0.9 million compared to the $210.2 million provided by operating activities during the same period in 2006. The decrease was due to increased working capital partially offset by increased operating cash generated by the Wireless segment due to service revenue growth.

Cash flow utilized for investing activities decreased $38.9 million to $157.7 million during the nine months of 2007 as compared to $196.6 million for the nine months of 2006. In the first quarter of 2007, the Company purchased a local telecommunication business and paid $4.6 million. In 2006, the Company purchased ATI and the remaining 19.9% interest in CBW for $86.7 million. Capital expenditures were $42.6 million higher for the nine months ended September 30, 2007 versus last year due to data center expansion partially offset by lower wireless network expenditures.

Cash flow used in financing activities for the nine months ended September 30, 2007 was $103.7 million compared to $11.8 million during the same period in 2006. The Company repaid $180 million of the Tranche B Term Loan, using $75 million from borrowings under the receivables facility and the remainder from its available cash. The Company expects interest savings to be approximately 1% per annum on the $75 million borrowed under the receivables facility as compared to interest that would have been incurred under the Tranche B Term Loan. Also, in the third quarter of 2007, the Company repaid $26.4 million of the 7 1/4% Senior Notes due 2013 and borrowed $40 million on the Corporate credit facility. Preferred stock dividends of $7.8 million were paid during both of the nine months ended September 30, 2007 and 2006.

As of September 30, 2007, the Company held $27.3 million in cash and cash equivalents. The Company’s primary sources of cash for the remainder of 2007 will be cash generated by operations and borrowings from the Corporate credit facility. At September 30, 2007, the Company had $205.9 million of availability under the Corporate credit facility. The primary uses of cash will be for funding the Company’s capital expenditures, which includes approximately $90 million of an increase compared to 2006 in order to construct additional data centers and the 3G wireless network, repayments of debt and related interest, dividends on the 6 3/4% Cumulative Convertible Preferred Stock, and working capital. The Company believes the cash generated by its operations and borrowings from its Corporate credit facility will be sufficient to fund its primary uses of cash.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company attempts to maintain an optimal balance of fixed rate and variable rate indebtedness in order to attain low overall borrowing costs over time. The Company periodically uses derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. The Company has interest rate swaps (designated as fair value hedging instruments) with notional amounts totaling $450 million to change the fixed rate nature of a portion of the 7% Senior Notes and the 8 3/8% Notes to floating rate debt. As of September 30, 2007 and 2006, the fair value of all interest rate swap contracts was a liability of $9.8 million and $14.3 million, respectively, for which the Company’s 7% Notes and 8 3/8% Notes have an equal reduction in reported value as appropriate under SFAS 133.

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

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2007, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Form 10-Q Part II	Cincinnati Bell Inc.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors as listed in the Company’s 2006 Annual Report on Form 10-K. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2007, the Company had no unregistered sales of equity securities or purchases of its common stock.

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

Cincinnati Bell Inc.

Date: November 6, 2007	/s/ Brian A. Ross
Brian A. Ross
Chief Financial Officer

Date: November 6, 2007	/s/ Kurt Freyberger
Kurt Freyberger
Vice President and Controller