Form 10-K
period 2007-12-31
CINCINNATI BELL INC
filed 2008-02-26
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 1-8519

CINCINNATI BELL INC.

Ohio	31-1056105
(State of Incorporation)	(I.R.S. Employer Identification No.)

221 East Fourth Street, Cincinnati, Ohio 45202

Telephone 513-397-9900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares (par value $0.01 per share)	New York Stock Exchange
Preferred Share Purchase Rights	National Stock Exchange
6 3/4% Convertible Preferred Shares	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting common shares owned by non-affiliates of the registrant was $1.4 billion, computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2007, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

At February 1, 2008, there were 248,375,399 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Company’s 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

Part I

Item 1. Business

General

Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company”) is a full-service local provider of data and voice communications services and equipment and a regional provider of wireless and long distance communications services. The Company provides telecommunications service primarily on its owned local and wireless networks with a well-regarded brand name and reputation for service. The Company also sells telecommunication equipment, information technology hardware, and related services.

The Company operates in three segments: Wireline, Wireless, and Technology Solutions. The Company’s segments were realigned to be consistent with changes made in the second quarter of 2007 to its management structure and reporting. The Wireline segment combines the operations of Cincinnati Bell Telephone Company LLC (“CBT”) and Cincinnati Bell Extended Territories LLC (“CBET”), which were formerly included in the Local segment, and the operations of Cincinnati Bell Any Distance Inc. (“CBAD”), Cincinnati Bell Complete Protection Inc. (“CBCP”), the Company’s payphone business and Cincinnati Bell Entertainment Inc. (“CBE”), which were formerly included in the Other segment. The Broadband segment, which does not have any substantive on-going operations, has been eliminated. The remaining liabilities associated with the former broadband operations are now included in Corporate activities. The Wireless and Technology Solutions segments were not impacted by the segment realignment.

The Company is an Ohio corporation, incorporated under the laws of Ohio in 1983. Its principal executive offices are at 221 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). As soon as practicable after they have been electronically filed, the Company makes available its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), proxy statement and other information free of charge, on its website at the Investor Relations section.

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

Wireline

The Wireline segment provides local voice, data, long-distance and other services. Local voice services include local telephone service, switched access, information services such as directory assistance, and value-added services, such as caller identification, voicemail, call waiting, and call return. Data services include Digital Subscriber Line (“DSL”), which provides high-speed data transmission via the internet, dial-up Internet access, dedicated network access, and Gigabit Ethernet (“Gig-E”) and Asynchronous Transfer Mode (“ATM”) based data transport, which businesses principally utilize to transport large amounts of data typically over a private network. Long distance services include long distance, audio conferencing, and voice over internet protocol (“VoIP”) services. Other services offered by the Wireline segment consist of security monitoring services, public payphones, cable television in Lebanon, Ohio, DirecTV commissioning over its entire operating area, inside wire installation for business enterprises and billing, clearinghouse and other ancillary services primarily for inter-exchange (long distance) carriers.

Cincinnati Bell Telephone Company LLC and Cincinnati Bell Extended Territories LLC

The Company provides wireline voice and data services to its historical operating territory in southwestern Ohio, northern Kentucky and southeastern Indiana through the operations of CBT, an Incumbent Local Exchange Carrier (“ILEC”). The Company’s core ILEC franchise covers approximately 2,400 square miles in a 25-mile radius around Cincinnati, Ohio. The Company has operated its core ILEC franchise for approximately 130 years.

Over the past ten years, the Company has expanded its voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, through a product suite offered to business and residential customers. CBET, a subsidiary of CBT, operates as a Competitive Local Exchange Carrier (“CLEC”) and provides substantially all of its voice and data services on its own network or through purchasing unbundled network elements (“UNE-L” or “loops”) from various incumbent local carriers. The Wireline segment links the ILEC and CLEC territories through its Synchronous Optical Fiber Network (“SONET”), which provides route diversity between the two territories via two separate paths. In March 2007, CBET purchased a local telecommunication business, which offers voice, data and cable TV services, in Lebanon, Ohio for a purchase price of $7.0 million. See Note 5 to the Consolidated Financial Statements for further information regarding this acquisition.

The Wireline segment provides voice services over a 100% digital, circuit switch-based network to end users via access lines. In recent years, the Company’s voice access lines have decreased as its customer base has increasingly employed wireless technologies in lieu of wireline voice services (“wireless substitution”), or have migrated to competitors, including cable companies, which offer VoIP solutions. Wireline had approximately 834,000 voice access lines in service on December 31, 2007, which is a 6% and 10% reduction in comparison to 887,000 and 931,000 access lines in service at December 31, 2006 and 2005, respectively.

Despite the decline in access lines, the Wireline segment has been able to nearly offset the effect of these losses on revenue by:

(1)	increasing DSL penetration to existing consumer and business customers; and

(2)	increasing the sale of high capacity data circuits to business customers.

The Company has deployed DSL capable electronics throughout its territory, allowing it to offer high-speed DSL internet access services to over 90% of its in-territory primary consumer access lines. The Company’s DSL subscribers were 222,000, 198,000, and 162,500 at December 31, 2007, 2006, and 2005, respectively. CBT’s in-territory primary consumer penetration of DSL service was 42% of addressable lines at the end of 2007, an increase of 8 percentage points compared to the end of 2006.

Also, CBT’s network includes the use of fiber-optic cable, with SONET rings linking Cincinnati’s downtown with other area business centers. These SONET rings offer increased reliability and redundancy to CBT’s major business customers. CBT has an extensive business-oriented data network, offering native speed Ethernet services over an interlaced ATM – Gig-E backbone network, delivered to end users via high-capacity circuits. CBT business revenues were $435.1 million, $416.3 million and $412.7 million in 2007, 2006, and 2005, respectively.

In 2007, CBT voice revenue totaled $432.4 million and data revenue totaled $258.6 million, of which $89.2 million was associated with DSL service. Approximately 96% of the voice and data revenue was generated within the Company’s ILEC operating territory.

CBT’s subsidiary, Cincinnati Bell Telecommunications Services LLC, operates the National Payphone Clearinghouse (“NPC”) in an agency function, facilitating payments from inter-exchange carriers to payphone service providers (“PSPs”) relating to the compensation due to PSPs for originating access code calls, subscriber 800 calls, and other toll free and qualifying calls pursuant to the rules of the Federal Communications Commission (“FCC”) and state regulatory agencies. As the NPC agent, the Company does not take title to any funds to be paid to the PSPs, nor does the Company accept liability for the payments owed to the PSPs.

Cincinnati Bell Any Distance Inc.

CBAD provides long distance, audio conferencing, and VoIP services to businesses and residential customers in the Greater Cincinnati and Dayton, Ohio areas. Residential customers can choose from a variety of long distance plans, which include unlimited long distance for a flat fee, purchase of minutes at a per-minute-of-use rate or a fixed number of minutes for a flat fee. In addition to long distance, business customers can choose from a variety of other services, which include audio conferencing, dedicated long distance, and starting in mid 2006, VoIP. At December 31, 2007, CBAD had approximately 548,000 long distance subscribers, consisting of 374,000 residential and 174,000 business subscribers, compared to 552,000 and 564,000 long distance subscribers at December 31, 2006 and 2005, respectively. The decrease in subscribers from 2006 was related to a 5% decline in residential subscribers, consistent with the CBT access line loss, partially offset by a 10% increase in business subscribers. In 2007, CBAD produced $79.3 million in revenue for the Wireline segment compared to $71.8 million in 2006, and $69.5 million in 2005. In 2007, CBAD began to provide new broadband services beyond its traditional territory to business customers. Revenue from these new services was insignificant in 2007. Also, in late 2007, CBAD committed to the acquisition of eGIX Inc. (“eGix”), a CLEC provider of voice and long distance services to business customers in Indiana. Revenues for eGIX were approximately $15 million in 2007. The Company completed this acquisition in February 2008.

Cincinnati Bell Complete Protection Inc.

CBCP provides surveillance hardware and monitoring services to residential and business customers in the Greater Cincinnati area. At December 31, 2007, CBCP had approximately 9,900 monitoring subscribers in comparison to 8,600 and 7,000 monitoring subscribers at December 31, 2006 and 2005. CBCP produced $4.0 million, $3.6 million, and $2.9 million in revenue in 2007, 2006, and 2005, respectively, for the Wireline segment.

Public Payphone Business

Public provides public payphone services primarily within the geographic area of the Wireline segment. Public had approximately 2,200, 2,900, and 3,700 stations in service as of December 31, 2007, 2006, and 2005, respectively, and generated approximately $1.9 million, $2.9 million, and $4.5 million in revenue in 2007, 2006, and 2005, respectively, or less than 1% of consolidated revenue in each year. The revenue decrease results primarily from wireless substitution as usage of payphones continues to decrease in favor of wireless products and a targeted reduction in unprofitable lines.

Cable TV and DirecTV

As a result of the Company’s acquisition of a telecommunications company in Lebanon, Ohio, Wireline now offers cable TV to 3,900 customers in Lebanon. The Company also is an authorized sales agent and offers DirecTV© satellite programming through its retail distribution outlets to Cincinnati Bell customers. As such, the Company does not deliver satellite television services. Instead, DirecTV© pays to the Company a commission for each subscriber and in some circumstances may offer a bundle price discount directly to the Cincinnati Bell customer subscribing to its satellite television service. At December 31, 2007, the Company had 15,000 customers that were subscribers to DirecTV©.

The Wireline segment produced $821.7 million, $810.4 million, and $817.7 million, or 61%, 64% and 68% of revenue in 2007, 2006, and 2005, respectively. The Wireline segment produced operating income of $252.5 million, $291.8 million, and $302.7 million in 2007, 2006, and 2005, respectively.

Wireless

The Wireless segment provides advanced digital voice and data communications services through the operation of a Global System for Mobile Communications (“GSM”)/General Packet Radio Service (“GPRS”) wireless network in a licensed service territory, which includes Greater Cincinnati and Dayton, Ohio and areas of northern Kentucky and southeastern Indiana. As of December 31, 2007, Wireless served approximately 571,000 subscribers of which 400,000 were postpaid subscribers, who are billed monthly in arrears, and 171,000 were prepaid i-wirelessSM subscribers, who purchase service in advance. In support of its service business, the segment sells wireless handset devices, at or below cost, as well as related accessories. Additionally, the segment sells services to other wireless carriers for their customers to access voice and data services on the Company’s Wireline and Wireless networks through roaming agreements as well as through the lease of unoccupied space on Company-owned towers.

Cincinnati Bell Wireless LLC (“CBW”) began operations in 1998 as a joint venture. The Company owned 80.1% of CBW until February 14, 2006, when it acquired the remaining membership interest in CBW for $83.2 million. As a result, the Company recognized minority interest through the date of this purchase, but no minority interest was recorded after this date since CBW is now a wholly-owned subsidiary. Refer to Note 5 to the Consolidated Financial Statements.

The Wireless segment competes against all of the U.S. national wireless carriers by offering superior network quality, as verified by three years of independent, third party drive tests, unique rate plans, which may be bundled with the Company’s wireline services, and extensive and conveniently located retail outlets. The segment offers unique calling plans, such as the “Unlimited Everyday Calling Plan” to any Cincinnati Bell local voice, wireless or business customers and CB Home Run, which utilizes Unlicensed Mobile Access (“UMA”) technology on a dual-mode wireless handset to provide converged wireline and wireless network services. While within the range of a wireless fidelity (“Wi-Fi”) access point, the handset sends and receives voice and data transmissions over the internet via the Company’s broadband access network. This allows for enhanced in-building wireless voice reception and faster rates of data transmission compared to alternative wireless data services.

CBW operates a digital wireless network which comprises centralized switching and messaging equipment connected to approximately 400 towers currently utilizing 30 MHz of its licensed wireless spectrum in the Cincinnati Basic Trading Area and 20 MHz of its licensed spectrum in the Dayton Basic Trading Area.

The Company purchased an additional 20 MHz of advanced wireless spectrum for the Cincinnati and Dayton, Ohio regions in the Advanced Wireless Services (“AWS”) spectrum auction conducted by the FCC in 2006. This spectrum is not yet in commercial use. To satisfy increasing demand for existing voice minutes of use by customers as well as to provide enhanced data services such as streaming video, the Company is currently building a third generation (“3G”) network to deploy on the newly purchased AWS spectrum. The Company spent approximately $11 million in 2007 and expects to spend an additional $19 million to complete an initial 3G network footprint upon which the Company expects to launch commercial service in 2008. In addition to the Cincinnati and Dayton regions, the Company also purchased advanced wireless spectrum in Indianapolis, Indiana and two other smaller geographies. The Company does not have specific plans to utilize these other spectrum licenses at this time. The Company spent $37.1 million on all spectrum purchases in 2006.

From October 2003 through June 2006, CBW operated on two separate networks, Time Divisional Multiple Access (“TDMA”) and GSM. In the first quarter of 2005, CBW upgraded GPRS to enhanced data rates for GSM evolution (“EDGE”), which provides up to three times the capacity of GPRS. TDMA was CBW’s legacy technology, which was discontinued in June 2006. In addition to the voice and short message data services that TDMA could provide, GPRS and EDGE technology provide enhanced wireless data communication services, such as mobile web browsing, Internet access, email, and picture messaging.

Postpaid subscriber service generated approximately 71% of 2007 segment revenue. A variety of rate plans are available to postpaid subscribers, and these plans can include a fixed number of national minutes, an unlimited number of CBW mobile-to-mobile (calls to and from other CBW subscribers), an unlimited number of calls to and from a CBT access line, and/or local minutes for a flat monthly rate. For plans with a fixed number of minutes, postpaid subscribers can purchase additional minutes at a per-minute-of-use rate. Prepaid i-wirelessSM subscribers, which accounted for 16% of 2007 revenue, can purchase airtime cards for use with pay per minute, pay by day, or pay by month rate plans. Revenue from other wireless service providers for the purchase of roaming minutes for the carrier’s own subscribers using minutes on CBW’s network, collocation revenue (rent received for the placement of other carriers’ radios on CBW towers), and reciprocal compensation for other carriers’ subscribers who terminate calls on CBW’s network, accounted for approximately 4% of total 2007 segment revenue.

Sales of handsets and accessories generated the remaining 9% of 2007 segment revenue. CBW sells handsets and accessories, often below its own purchase cost, to promote acquisition and retention of subscribers. Sales take place at the Company’s owned retail stores, on the Company’s website, and in retail stores pursuant to agency agreements. Equipment sales are seasonal in nature, as customers often purchase handsets and accessories as gifts during the holiday season in the Company’s fourth quarter. CBW purchases handsets and accessories from a variety of manufacturers and maintains an inventory to support sales.

The Wireless segment contributed $294.5 million, $262.0 million, and $237.5 million, or 22%, 21%, and 20% of consolidated revenue in 2007, 2006, and 2005, respectively. The Wireless segment produced operating income of $34.3 million in 2007, $20.2 million in 2006 and operating losses of $51.7 million in 2005. Included in the 2005 operating loss are impairment charges related to the TDMA network assets totaling $42.3 million and accelerated depreciation of the TDMA assets totaling $36.5 million.

Technology Solutions

The Technology Solutions segment provides outsourced telecommunications and IT solutions, primarily through the Company’s subsidiary, Cincinnati Bell Technology Solutions Inc. (“CBTS”), in multiple states. Technology Solutions sells products, software, and labor services to customers in three separate product lines: telecom and IT equipment distribution, data center and managed services, and professional services. By offering a full range of equipment and outsourced managed services, in conjunction with the Company’s wireline network services, Technology Solutions provides end-to-end IT telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.

The telecom and IT equipment distribution product line is the value-added reseller operation of Technology Solutions. With years of experience and significant local market penetration, the Company maintains relationships with over ten branded technology vendors, which allows it to sell, install, and maintain a wide array of telecommunications and computer equipment and operating systems to meet the needs of small to large businesses. This unit also manages the implementation and maintenance of traditional voice as well as converged VoIP services.

The data center and managed services product line currently operates nine data centers, totaling approximately 144,000 square feet of billable data center capacity which includes 13,000 square feet from the GramTel USA, Inc. (“GramTel”) acquisition, a network operations center that provides off-site infrastructure monitoring, and a wide array of IT infrastructure management products including network management, electronic data storage, disaster recovery, and data security management. Data center services include 24-hour monitoring of the customer’s computer equipment in the data center, power, and environmental controls. CBTS’ data centers are connected with one another and to its customers’ data networks through the fully redundant facilities of CBT’s telecommunications network and/or CBTS’ dedicated Dense Wave Division Multiplexing optical network. This connectivity and the geographical dispersion of the data centers provide enhanced data reliability and disaster recovery.

The CBTS model combines data center collocation services with value-added IT managed services into a fully managed and outsourced infrastructure service. Data center customer contracts typically range from three to fifteen years in length and produce attractive returns on invested capital. The Company intends to continue to pursue additional customers and growth specific to its data center business and is prepared to commit additional resources, including capital expenditures and working capital, to support this growth.

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

In May 2006, the Company purchased Automated Telecom Inc. (“ATI”) for a purchase price of $3.5 million to expand its geographical presence in order to better serve its customers located outside of the greater Cincinnati area. ATI is based in Louisville, Kentucky, with offices also located in St. Louis, Missouri. ATI is a reseller of, and maintenance provider for, telephony equipment.

In December 2007, the Company purchased GramTel for a purchase price of $20.3 million. GramTel provides data center services to small and medium-size companies in Chicago, northwestern Indiana, and southwestern Michigan, and has annual revenues of approximately $5 million. See Note 5 to the Consolidated Financial Statements for further discussion.

The Technology Solutions segment produced total revenue of $258.3 million, $216.6 million, and $172.7 million and constituted approximately 19%, 17%, and 14% of consolidated revenue in 2007, 2006, and 2005, respectively. The Technology Solutions segment produced operating income of $18.1 million, $15.8 million, and $13.4 million in 2007, 2006, and 2005, respectively.

Employees

At January 31, 2008, the Company had approximately 3,100 employees. CBT had approximately 1,300 employees covered under a collective bargaining agreement with the Communications Workers of America (“CWA”), which is affiliated with the AFL-CIO. This collective bargaining agreement expires in May 2008. As of January 31, 2008, representatives of the Company and the CWA tentatively agreed to a new contract, upon which the union membership will vote to approve or reject on February 27, 2008.

Business Segment Information

The amount of revenue, intersegment revenue, operating income, expenditures for long-lived assets, and depreciation and amortization attributable to each of the Company’s business segments for the years ended December 31, 2007, 2006, and 2005, and assets as of December 31, 2007 and 2006, is set forth in Note 15 to the Consolidated Financial Statements.

Item 1A. Risk Factors

The Company’s substantial debt could limit its ability to fund operations, expose it to interest rate volatility, limit its ability to raise additional capital and have a material adverse effect on its ability to fulfill its obligations and on its business and prospects generally.

The Company has a substantial amount of debt and has significant debt service obligations. As of December 31, 2007, the Company and its subsidiaries had outstanding indebtedness of $2.0 billion, on which it incurred $154.9 million of interest expense in 2007, and had total shareowners’ deficit of $667.6 million. In addition, the Company, at December 31, 2007, had the ability to borrow additional amounts under its revolving credit facility totaling approximately $167.9 million, subject to compliance with certain conditions. The Company may incur additional debt from time to time, subject to the restrictions contained in its credit facilities and other debt instruments.

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

•

the Company’s interest rate on its revolving credit facility depends on the level of the Company’s specified financial ratios, and therefore could increase if the Company’s specified financial ratios require a higher rate;

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

The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond its control. The Company cannot provide assurance that its business will generate sufficient cash flow from operations, that additional sources of debt financing will be available or that future borrowings will be available under its credit facilities, in each case, in amounts sufficient to enable the Company to service its indebtedness, or to fund other liquidity needs. If the Company cannot service its indebtedness, it will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing indebtedness, or seeking additional equity capital, which may adversely affect its customers and affect their willingness to remain customers. The Company may not be able to negotiate remedies on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments may restrict the Company from adopting any of these alternatives.

The Company depends on the receipt of dividends or other intercompany transfers from its subsidiaries.

Certain of the Company’s material subsidiaries are subject to regulatory authority that may potentially limit the ability of a subsidiary to distribute funds or assets. If the Company’s subsidiaries were to be prohibited from paying dividends or making distributions to Cincinnati Bell Inc. (“CBI”), the parent company, CBI may not be able to make the scheduled interest and principal repayments on its $1.8 billion of debt. This would have a material adverse effect on the Company’s liquidity and the trading price of the Cincinnati Bell common stock, preferred stock, and debt instruments.

The Company’s creditors and preferred stockholders have claims that are superior to claims of the holders of Cincinnati Bell common stock. Accordingly, in the event of the Company’s dissolution, bankruptcy, liquidation, or reorganization, payment is first made on the claims of creditors of the Company and its subsidiaries, then preferred stockholders and finally, if amounts are available, to holders of Cincinnati Bell common stock.

The Company depends on its credit facilities to provide for its financing requirements in excess of amounts generated by operations.

The Company depends on its credit facilities to provide for temporary financing requirements in excess of amounts generated by operations. As of December 31, 2007, the Company had $55.0 million of outstanding borrowings under its revolving credit facility and had outstanding letters of credit totaling $27.1 million, leaving $167.9 million in additional borrowing availability under its $250 million revolving credit facility. The ability to borrow from the credit facilities is predicated on the Company’s compliance with covenants. Failure to satisfy these covenants would constrain or prohibit its ability to borrow under the credit facilities. As of December 31, 2007, the Company was in compliance with all of the covenants of its credit facilities.

The credit facilities and other indebtedness impose significant restrictions on the Company.

The Company’s debt instruments impose, and the terms of any future debt may impose, operating and other restrictions on the Company. These restrictions affect, and in many respects limit or prohibit, among other things, the Company’s ability to:

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

A breach of any of these restrictive covenants or the Company’s inability to comply with the required financial ratios would result in a default under some or all of the debt agreements. During the occurrence and continuance of a default, lenders may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. Additionally, under the credit facilities, the lenders may elect not to provide loans until such default is cured or waived. The Company’s debt instruments also contain cross-acceleration provisions, which generally cause each instrument to be subject to early repayment of outstanding principal and related interest upon a qualifying acceleration of any other debt instrument.

Payments to repurchase common stock under the Company’s repurchase program (see Note 11 to the Consolidated Financial Statements) are considered restricted payments under certain of the Company’s debt agreements, and such payments are limited under these debt agreements. The Company believes it has sufficient ability under these debt agreements to make these restricted payments to buy back the amounts of outstanding common stock that it intends to repurchase in 2008. However, a downturn in the Company’s profitability could cause the Company not to have sufficient ability under its debt agreements to make its intended common stock buybacks in 2008, and/or could cause the Company not to be able to make additional common stock buybacks in the future.

The Company’s future cash flows could be adversely affected if it is unable to realize fully its deferred tax assets.

As of December 31, 2007, the Company had a net deferred tax asset of $596.2 million, which includes U.S. federal net operating loss carryforwards of approximately $492.3 million, alternative minimum tax credit carryforwards of $9.4 million, state and local net operating loss carryforwards of approximately $134.6 million, deferred tax temporary differences and other tax attributes of $99.9 million, offset by valuation allowances of $140.0 million. The valuation allowances have been provided against certain state and local net operating losses and other deferred assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period. For more information concerning the Company’s net operating loss carryforwards, deferred tax assets, and valuation allowance, see Note 13 to the Consolidated Financial Statements. The use of the Company’s deferred tax assets enables it to satisfy current and future tax liabilities without the use of the Company’s cash resources. If the Company is unable for any reason to fully realize its deferred tax assets, its net income, shareowners’ equity, and future cash flows could be adversely affected.

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

The Wireline segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, and cable, broadband, and Internet service providers. The Company believes CBT could face greater competition as new facilities-based service providers with existing service relationships with CBT’s customers compete more aggressively and focus greater resources on the Greater Cincinnati operating area. Insight Cable, which provides cable service in the northern Kentucky portion of the Company’s ILEC territory, began to offer VoIP and long distance services in 2007. Time Warner Cable, AT&T, Verizon, and others offer VoIP and long distance services in Cincinnati and Dayton. Wireless providers offer plans with no additional fees for long distance. Partially as a result of this increased competition, the Company’s access lines decreased by 6% and long distance subscribers decreased by 1% in 2007. If the Company is unable to effectively implement strategies to retain access lines and long distance subscribers, or replace such access line loss with other sources of revenue, the Company’s Wireline business will be adversely affected.

Wireless competes against national, well-funded wireless service providers in the Cincinnati and Dayton, Ohio metropolitan market areas, including AT&T, Sprint Nextel, T-Mobile, Verizon and Leap. In addition, Time Warner Cable entered into a joint venture with Sprint Nextel. This joint venture purchased spectrum licenses in 2006 during the AWS spectrum auction conducted by the FCC and in 2007 began to offer wireless services. The Company anticipates that continued competition could compress its margins for wireless products and services as carriers continue to offer more minutes for equivalent or lower service fees while CBW cannot offer more minutes without incremental capital expenditures and operating costs. CBW’s ability to compete will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

Furthermore, there has been a trend in the wireless communications industry towards consolidation through joint ventures, reorganizations, and acquisitions. The Company expects this consolidation trend to lead to larger competitors with greater resources and more service offerings than CBW. In addition, wireless subscribers are permitted to retain their wireless phone numbers when changing to another wireless carrier within the same geographic area. The Company generally does not enter into long-term contracts with its wireless subscribers, and therefore, this portability could have a significant adverse affect on the Company. The Company also believes that these wireless competitors and in particular, companies that offer unlimited wireless service plans for a flat monthly fee, are a cause of CBT’s access line loss.

Technology Solutions competes against numerous other information technology consulting, web-hosting, data center and computer system integration companies, many of which are larger, national in scope, and better financed. This market is rapidly evolving, highly competitive and likely to be characterized by over-capacity and industry consolidation. Other competitors may consolidate with one another or acquire software application vendors or technology providers, enabling them to more effectively compete with Technology Solutions. The Company believes that many of the participants in this market must grow rapidly and achieve a significant presence to compete effectively. This consolidation could affect prices and other competitive factors in ways that could impede Technology Solutions’ ability to compete successfully in the market.

The effect of the foregoing competition on any of the Company’s segments could have a material adverse impact on its businesses, financial condition, results of operations, and cash flows. This could result in increased reliance on borrowed funds and could impact the Company’s ability to maintain its wireline and wireless networks.

Maintaining the Company’s networks requires significant capital expenditures and its inability or failure to maintain its networks would have a material impact on its market share and ability to generate revenue.

During the year ended December 31, 2007, capital expenditures totaled $233.8 million, which included $97.4 million of capital expenditures related to data center construction and building its 3G wireless network. The Company expects to spend approximately 16% of 2008 revenue on capital expenditures, which includes approximately $19 million to finish building its 3G wireless network. The Company also purchased 10MHz of spectrum in the Indianapolis area in 2006. The Company is considering its options with respect to the Indianapolis spectrum, which include expansion of its wireless operations into this area, which would require significant capital expenditures, or lease of the spectrum to another wireless provider.

The Company currently operates nine data centers, including those acquired through the purchase of GramTel in December 2007, and any further data center expansion will involve significant capital expenditures for data center construction. In order to provide guaranteed levels of service to our data center customers, the network infrastructure must be protected against damage from human error, natural disasters, unexpected equipment failure, power loss or telecommunications failures, terrorism, sabotage, or other intentional acts of vandalism. The Company’s disaster recovery plan may not address all of the problems that may be encountered in the event of a disaster or other unanticipated problem, which may result in disruption of service to data center customers.

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

Data center business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or general lack of availability of electrical resources.

Data centers are susceptible to regional costs of power, planned or unplanned power outages and shortages, and limitations on the availability of adequate power resources. Power outages, such as those that occurred in California in 2001, the Northeast in 2003, and from the tornados on the east coast of the U.S. in 2004, could harm the Company’s customers and business. The Company attempts to limit exposure to system downtime by using backup generators and power supplies; however, the Company may not be able to limit the exposure entirely even with those protections in place. In addition, global fluctuations in the price of power can increase the cost of energy, and although contractual price increase clauses may exist and, in some cases, the data center customer pays directly for the cost of power, the Company may not be able to pass all of these increased costs on to customers, or the increase in power costs may impact additional sales of data center space.

Long sales cycle for data center services may materially affect the data center business and results of its operations.

A customer’s decision to license cabinet space in one of the Company’s data centers and to purchase additional services typically involves a significant commitment of resources. In addition, some customers may be reluctant to commit to locating in the Company’s data center until they are confident that the data center has adequate carrier connections. As a result, the sale of data center space has a long sales cycle. Furthermore, the Company may expend significant time and resources in pursuing a particular sale or customer that may not result in revenue. Delays in the length of the data center sales cycle may have a material adverse effect on the Technology Solutions segment and results of its operations.

The Company’s failure to meet performance standards under its agreements could result in customers terminating their relationships with the Company or customers being entitled to receive financial compensation, which could lead to reduced revenues.

The Company’s agreements with its customers contain various requirements regarding performance and levels of service. If the Company fails to provide the levels of service or performance required by its agreements, customers may be able to receive service credits for their accounts and other financial compensation, as well as terminate their relationship with the Company. In addition, any inability to meet service level commitments or other performance standards could reduce the confidence of customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both ability to generate revenues and operating results.

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

At the federal level, CBT is subject to the Telecommunications Act of 1996, including the rules subsequently adopted by the FCC to implement the 1996 Act, which has impacted CBT’s in-territory local exchange operations in the form of greater competition. At the state level, CBT conducts local exchange operations in portions of Ohio, Kentucky, and Indiana, and consequently, is subject to regulation by the Public Utilities Commissions in those states. Various regulatory decisions or initiatives at the federal or state level may from time to time have a negative impact on CBT’s ability to compete in its markets.

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

There are currently many regulatory actions under way and being contemplated by federal and state authorities regarding issues that could result in significant changes to the business conditions in the telecommunications industry. Assurances cannot be given that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative, or judicial initiatives relating to the telecommunications industry, will not have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Future declines in the fair value of the Company’s wireless licenses could result in future impairment charges.

The market values of wireless licenses have varied dramatically over the last several years and may vary significantly in the future. In particular, valuation swings could occur if:

•	Consolidation in the wireless industry allows or requires carriers to sell significant portions of their wireless spectrum holdings;

•	A sudden large sale of spectrum by one or more wireless providers occurs; or

•	Market prices decline as a result of the sale prices in recent and upcoming FCC auctions.

In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies designed to increase the number of wireless licenses available in each of the Company’s markets. For example, the FCC auctioned an additional 90 MHz of spectrum in the 1700 MHz to 2100 MHz band in the Advanced Wireless Services spectrum auction in 2006 and has announced the auctions of additional spectrum in the bands currently used by wireless providers, including an auction of 700 MHz in early 2008. If the market value of wireless licenses were to decline significantly, the value of the Company’s wireless licenses could be subject to non-cash impairment charges.

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

The Company’s success depends, in part, on being able to anticipate the needs of current and future enterprise, carrier, and residential customers. The Company seeks to meet these needs through new product introductions, service quality, and technological superiority. The Company has implemented GSM technology and is currently building its 3G wireless network, which is expected to be operational in 2008, and works with vendors in its attempts to provide the newest handsets and accessories to its customers. New products are not always available to the Company, as other competitors may have exclusive agreements for those new products, such as the iPhone. New products and services are important to the Company’s success as its industry is technologically driven, such that new technologies can offer alternatives to the Company’s existing services. The development of new technologies and products could accelerate the Company’s loss of access lines and increase wireless customer churn, which could have a material adverse effect on the Company’s revenue, results of operations, and cash flows.

Terrorist attacks and other acts of violence or war may affect the financial markets and the Company’s business, financial condition, results of operations, and cash flows.

Terrorist attacks may negatively affect the Company’s operations and financial condition. There can be no assurance that there will not be further terrorist attacks against the U.S., U.S. businesses, or armed conflict involving the U.S. Further terrorist attacks or other acts of violence or war may directly impact the Company’s physical facilities or those of its customers and vendors. These events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and world financial markets and economy. They could result in an economic recession in the U.S. or abroad. Any of these occurrences could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

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

Although the Company does not believe that any of its products or services infringe upon the valid intellectual property rights of third parties, the Company may be unaware of intellectual property rights of others that may cover some of its technology, products, or services. Any litigation growing out of third-party patents or other intellectual property claims could be costly and time-consuming and could divert the Company’s management and key personnel from its business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Resolution of claims of intellectual property infringement might also require the Company to enter into costly license agreements. Likewise, the Company may not be able to obtain license agreements on acceptable terms. The Company also may be subject to significant damages or injunctions against development and sale of certain of its products. Further, the Company often relies on licenses of third-party intellectual property useful for its businesses. The Company cannot ensure these licenses will be available in the future on favorable terms or at all.

Third parties may infringe the Company’s intellectual property, and the Company may expend significant resources enforcing its rights or suffer competitive injury.

The Company’s success depends in significant part on the competitive advantage it gains from its proprietary technology and other valuable intellectual property assets. The Company relies on a combination of patents, copyrights, trademarks and trade secrets protections, confidentiality provisions, and licensing arrangements to establish and protect its intellectual property rights. If the Company fails to successfully enforce its intellectual property rights, its competitive position could suffer, which could harm its operating results.

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

Uncertainty in the U.S. and world securities markets and adverse medical cost trends could cause the Company’s pension and postretirement costs to increase.

The Company’s pension and postretirement costs are adversely affected by increases in medical and prescription drug costs. Investment returns of the Company’s pension and postretirement funds depend largely on trends in the U.S. and world securities markets and the U.S. and world economies in general. In particular, uncertainty in the securities markets and economy could result in investment returns less than those previously assumed and a decline in the value of plan assets used in pension and postretirement calculations, which the Company would be required to recognize over the next several years under generally accepted accounting principles. Should the securities markets decline and medical and prescription drug costs increase significantly, the Company would expect to face increasing annual combined net pension and postretirement costs. Refer to Note 9 to the Consolidated Financial Statements for further information.

Adverse changes in the value of assets or obligations associated with the Company’s employee benefit plans could negatively impact shareowner’s deficit and liquidity.

The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees and one supplemental, nonqualified, unfunded plan for certain senior executives. The Company’s consolidated balance sheets indirectly reflect the value of all plan assets and benefit obligations under these plans. The accounting for employee benefit plans is complex, as is the process of calculating the benefit obligations under the plans. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in the Company’s benefit obligations or a significant decrease of the asset values without necessarily impacting the Company’s net income. In addition, the Company’s benefit obligations could increase significantly if it needs to unfavorably revise the assumptions used to calculate the obligations. As a result, these adverse changes could have a significant negative impact on its shareowners’ deficit. In addition, with respect to the Company’s pension plans, adverse changes could require the Company to contribute a material amount of cash to the plan or could accelerate the timing of any required payments.

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

The Company’s collective bargaining agreement with its labor union expires in May 2008. As of January 31, 2008, representatives of the Company and the CWA tentatively agreed to a new contract, upon which the union membership will vote to approve or reject on February 27, 2008.

Item 1B. Unresolved SEC Staff Comments

None.

Item 2. Properties

Cincinnati Bell Inc. and its subsidiaries own or maintain facilities in six states, which are Ohio, Kentucky, Indiana, Michigan, Illinois, and Missouri. Principal office locations are in Cincinnati, Ohio.

The property of the Company principally comprises telephone plant and equipment in its local telephone franchise area (i.e., Greater Cincinnati), and the infrastructure associated with its wireless business in the Greater Cincinnati and Dayton, Ohio operating areas. Each of the Company’s subsidiaries maintains some investment in furniture and office equipment, computer equipment and associated operating system software, application system software, leasehold improvements, and other assets.

With regard to its local telephone operations, the Company owns substantially all of the central office switching stations and the land upon which they are situated. Some business and administrative offices are located in rented facilities, some of which are recorded as capital leases. With regard to its wireless operations, CBW both owns and leases the locations that house its switching and messaging equipment. CBW owns approximately half of the tower structures and leases almost all of the land upon which its towers reside. CBW leases space primarily from other wireless carriers or tower companies for the remaining tower sites and its ground leases are typically renewable at CBW’s option with predetermined rate escalations. In addition, CBW leases 22 Company-run retail locations. CBTS operates five data centers – three owned and two leased – in Ohio and Kentucky. GramTel, which was acquired in December 2007, operates four data centers – one owned and three leased – in Indiana, Michigan, and Illinois. The data centers provide 24-hour monitoring of the customer’s computer equipment in the data center, power, environmental controls, and high-speed, high bandwidth point-to-point optical network connections. Due to the acquisition of ATI in 2006, CBTS also has leased offices located in Kentucky and Missouri.

The Company’s gross investment in property, plant, and equipment was $2,808.5 million and $2,586.5 million at December 31, 2007 and 2006, respectively, and was divided among the operating segments as follows:

	December 31,
	2007	2006
Wireline	82.1%	86.5%
Wireless	12.1%	11.3%
Technology Solutions	5.7%	2.1%
Corporate	0.1%	0.1%

Total	100.0%	100.0%

For additional information about the Company’s properties, see Note 4 to the Consolidated Financial Statements.

Item 3. Legal Proceedings

The information required by this Item is included in Note 12 to the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of the Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common shares (symbol: CBB) are listed on the New York Stock Exchange. The high and low daily closing prices during each quarter for the last two fiscal years are listed below:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007	High	$5.04	$6.14	$5.95	$5.58
	Low	$4.26	$4.70	$4.41	$4.34
2006	High	$4.52	$4.45	$5.14	$4.93
	Low	$3.45	$3.75	$3.75	$4.29

(b) Holders

As of February 1, 2008, there were 47,918 holders of record of the 248,375,399 outstanding common shares of the Company.

(c) Dividends

The Company does not currently intend to pay dividends on its common shares and furthermore certain covenants in its various debt agreements restrict its ability to pay dividends to its common shareowners. For additional information about the restrictions on the Company’s ability to pay dividends, see Note 7 to the Consolidated Financial Statements.

(d) Issuances Under Compensation Plans

The following table provides information as of December 31, 2007 regarding securities of the Company to be issued and remaining available for issuance under the equity compensation plans of the Company.

Plan Category	Number of securities to be issued upon exercise of stock options, awards, warrants and rights		Weighted- average exercise price of outstanding stock options, awards, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	23,932,258	(1)	$10.76	6,658,996
Equity compensation plans not approved by security holders	218,332	(2)	—	—

Total	24,150,590		$10.76	6,658,996

(1)	Includes 20,624,959 outstanding stock options not yet exercised, 375,154 shares of time-based restricted stock, and 2,932,145 shares of performance-based awards, restrictions on which have not yet expired as of December 31, 2007. Awards were granted under various incentive plans approved by Cincinnati Bell Inc. shareholders. The number of performance-based awards assumes the maximum awards that can be earned if the performance conditions are achieved.
(2)

The shares to be issued relate to deferred compensation in the form of previously received special awards and annual awards to non-employee directors pursuant to the “Deferred Compensation Plan for Outside Directors.” From 1997 through 2004, the directors received an annual award of phantom stock equivalent to common shares (250 common shares in 1997, 500 common shares in 1998, 1,163 common shares in 1999 and 1,500 common shares from 2000-2004) and for years beginning after 2004, the annual award is the equivalent of 6,000 common shares. As a result of the plan amendment effective as of January 1, 2005, upon termination of Board service, directors are required to take distribution of all annual phantom stock awards in cash. Therefore, the number of actual shares of common stock to be issued pursuant to the plan as of December 31, 2007 has been reduced to approximately 40,000. This plan also provides that no awards are payable until such non-employee director completes at least five years of active service as a non-employee director, except if he or she dies while serving as a member of the Board of Directors.

(e) Stock Performance

The graph below shows the cumulative total shareholder return assuming the investment of $100 on December 31, 2002 (and the reinvestment of dividends thereafter) in each of (i) the Company’s common shares (ii) the S&P 500 ® Stock Index, and (iii) the S&P © Integrated Telecommunications Services Index.

(f) Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2007:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
10/1/2007 – 10/31/2007	5,528	$5.10	0	n/a
11/1/2007 – 11/30/2007	0	n/a	0	n/a
12/1/2007 – 12/31/2007	0	n/a	0	n/a

*	Shares are purchased for the Company’s deferred compensation plan, and are purchased on the open market. Future purchases are subject to participant elections.

In February 2008, the Company’s Board of Directors approved the repurchase of the Company’s outstanding common stock in an amount up to $150.0 million for the period 2008 through 2009.

Item 6. Selected Financial Data

The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this document.

(dollars in millions, except per share amounts)	2007	2006	2005	2004	2003
Operating Data
Revenue	$1,348.6	$1,270.1	$1,209.6	$1,207.1	$1,557.8
Cost of services and products, selling, general, and administrative, depreciation and amortization expense	1,026.4	955.5	908.0	896.7	1,204.3
Restructuring, asset impairments and other charges, shareholder claim settlement (a)	39.8	9.7	42.8	14.8	6.2
Gain on sale of broadband assets (b)	—	(7.6)		(3.7)	(336.7)
Operating income	282.4	312.5	258.8	299.3	684.0
Minority interest (income) expense (c)	—	(0.5)	(11.0)	(0.5)	42.2
Interest expense (d)	154.9	162.1	184.4	203.3	217.8
Loss on extinguishment of debt (d)	0.7	0.1	99.8	—	17.6
Income (loss) before cumulative effect of change in accounting principle	73.2	86.3	(64.5)	64.2	1,246.0
Net income (loss)	$73.2	$86.3	$(64.5)	$64.2	$1,331.9
Earnings (loss) per common share before cumulative effect of change in accounting principle
Basic	$0.25	$0.31	$(0.30)	$0.22	$5.44
Diluted	$0.24	$0.30	$(0.30)	$0.21	$5.02
Dividends declared per common share	$—	$—	$—	$—	$—
Weighted average common shares outstanding (millions)
Basic	247.4	246.8	245.9	245.1	226.9
Diluted	256.8	253.3	245.9	250.5	253.3

Financial Position
Property, plant and equipment, net (e)	$933.7	$818.8	$800.4	$857.7	$898.8
Total assets (f)	2,019.6	2,013.8	1,863.3	1,958.7	2,073.5
Long-term debt (d)	2,001.9	2,065.9	2,073.4	2,111.1	2,274.5
Total debt (d)	2,009.7	2,073.2	2,084.7	2,141.2	2,287.8
Total long-term obligations (g)	2,369.6	2,486.5	2,295.3	2,246.6	2,417.9
Minority interest (c)	—	—	28.2	39.2	39.7
Shareowners’ deficit	(667.6)	(791.6)	(737.7)	(624.5)	(679.4)

Other Data
Cash flow provided by operating activities	$308.8	$334.7	$322.3	$300.7	$310.6
Cash flow used in investing activities	(263.5)	(260.0)	(142.7)	(124.3)	(42.8)
Cash flow used in financing activities	(98.6)	(21.0)	(178.8)	(177.5)	(286.7)
Capital expenditures	(233.8)	(151.3)	(143.0)	(133.9)	(126.4)

(a)	See Notes 1, 3, 4, and 15 to the Consolidated Financial Statements for discussion related to 2007, 2006, and 2005.
(b)	See Note 15 to the Consolidated Financial Statements for discussion related to 2006. The gain of $336.7 million recorded in 2003 was a result of selling substantially all of the broadband operating assets.
(c)	See Note 10 to the Consolidated Financial Statements.
(d)	See Note 7 to the Consolidated Financial Statements.
(e)	See Note 4 to the Consolidated Financial Statements for discussion related to 2007, 2006, and 2005.
(f)	See Notes 1, 4, 6, and 13 to the Consolidated Financial Statements for discussion related to 2007, 2006, and 2005.
(g)	Total long-term obligations comprise long-term debt, accrued pension and postretirement, unearned revenue and other noncurrent liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the “Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement,” “Risk Factors,” and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

Executive Summary

The Company is a full-service local provider of data and voice communications services and equipment and a regional provider of wireless and long distance communications services. The Company provides telecommunications service primarily on its owned local and wireless networks with a well-regarded brand name and reputation for service. The Company also sells telecommunications equipment, information technology hardware, and related services.

The Company operates in three segments: Wireline, Wireless, and Technology Solutions. The Company’s segments were realigned to be consistent with changes made in the second quarter of 2007 to its management structure and reporting. The Wireline segment combines the operations of Cincinnati Bell Telephone Company LLC and Cincinnati Bell Extended Territories LLC, which were formerly included in the Local segment, and the operations of Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., the Company’s payphone business and Cincinnati Bell Entertainment Inc., which were formerly included in the Other segment. The Broadband segment, which does not have any substantive on-going operations, has been eliminated. The remaining liabilities associated with the former broadband operations are now included in Corporate activities. The Wireless and Technology Solutions segments were not impacted by the segment realignment.

In 2007, the Company continued to make progress on its primary objectives, which are to: (1) add to the Company’s growth businesses, (2) defend its core franchise against increasing competition, and (3) reduce indebtedness.

Add to growth businesses

The Company increased its data center capacity to 144,000 square feet at December 31, 2007 compared to 91,000 square feet at December 31, 2006. Technology Solutions spent $91.8 million of capital expenditures, primarily to construct 85,000 square feet of data center space in the Greater Cincinnati area, and spent an additional $20.3 million to purchase GramTel USA, Inc. (“GramTel”), which provides data center services to small and medium size companies in South Bend, Indiana and Chicago, Illinois. Sales for data center and managed services were $67.6 million, an increase of $20.2 million compared to 2006. Sales of telecom and IT equipment, which are often generated from data center customers, totaled $180.8 million during 2007, an 11% increase over 2006. The Company intends to continue to pursue additional customers and growth specific to its data center business, and is prepared to commit additional resources, including capital expenditures and working capital, to support this growth.

In late 2006, the Company purchased 20 MHz of advanced wireless spectrum for the Cincinnati and Dayton, Ohio regions in the AWS spectrum auction conducted by the FCC. To satisfy increasing demand for existing voice minutes of use by customers as well as to provide enhanced data services such as streaming video, the Company is building a 3G network to deploy on the purchased AWS spectrum. The Company spent approximately $11 million in 2007 to construct the 3G network and expects to spend an additional $19 million in 2008. The Company expects the 3G network to be operational in 2008. The Company increased wireless subscribers by 43,000 subscribers, or 8%, from 528,000 at December 31, 2006 to 571,000 at December 31, 2007.

The Company increased data revenues in the Wireline segment by $20.4 million primarily due to the addition of 24,000 DSL subscribers. The Company finished the year with 222,000 DSL subscribers, an increase of 12% over 2006. In-territory primary consumer access line penetration of its DSL product increased to 42% in 2007, up 8 percentage points from last year.

In March 2007, the Company purchased a local telecommunication business, which offers voice, data and cable TV services, in Lebanon, Ohio for a purchase price of $7.0 million of which $4.6 million was paid in 2007. As a result of this acquisition, the Company now offers cable TV to 3,900 customers in Lebanon. The Company also began partnering in 2007 with DirecTV© to offer satellite programming to Cincinnati Bell customers at discounted prices. The Company receives a commission for each subscriber, but is not involved in the delivery of the satellite television service. At December 31, 2007, the Company had 15,000 customers that were subscribers to DirecTV©. The Lebanon acquisition and DirecTV© offer mark the Company’s first foray into the entertainment business.

The Company also signed a definitive agreement to purchase eGIX for approximately $18.0 million and contingent consideration up to $5.2 million. eGIX is located in Carmel, Indiana and provides advanced data and voice services to businesses throughout the Midwest. In February 2008, the Company completed this acquisition.

Defend the core franchise against increasing competition

In its traditional operating area, the Company defended its core franchise through bundling, adding 11,000 net subscribers to its Custom ConnectionsSM “Super Bundle” which offers local, long distance, wireless, internet access, and the Company’s value-added service package, Custom Connections®, at a price lower than the amount the customer would pay for the services individually. The Company finished the year with approximately 180,000 in-territory Super Bundle subscribers, 7% more than at the end of 2006. Total access lines declined by 6% versus 2006, in line with Company expectations given wireless substitution and other competitive factors. The Company believes that its Super Bundle customers are less likely to disconnect existing services and change services to a competitor.

Reduce indebtedness

The Company’s total indebtedness was $2,009.7 million at December 31, 2007 compared to $2,073.2 million at December 31, 2006. In 2007, the Company repaid $184.0 million of the Tranche B Term Loan using proceeds of $75.0 million from borrowings under the accounts receivables securitization facility (“receivables facility”) and the remainder from available cash. The Company expects interest savings to be approximately 1% per annum on the $75.0 million borrowed under the receivables facility as compared to interest that would have been incurred under the Tranche B Term Loan. The Company also purchased and retired $26.4 million of the 7 1/4% Senior Notes due 2013 and $5.0 million of 8 3/8% Senior Subordinated Notes due 2014. The Company had borrowings of $55.0 million on its Corporate credit facility at December 31, 2007 to fund short-term working capital needs.

Results of Operations

Consolidated Overview

The financial results for 2007, 2006, and 2005 referred to in this discussion should be read in conjunction with the Consolidated Statements of Operations and Note 15 to the Consolidated Financial Statements.

2007 Compared to 2006

Consolidated revenue totaled $1,348.6 million in 2007, an increase of $78.5 million, compared to $1,270.1 million in 2006. The increase was primarily due to the following:

•	$41.7 million higher revenues in the Technology Solutions segment primarily due to increased data center and managed services revenue and telecom and IT equipment revenue; and

•	$32.5 million higher revenues in the Wireless segment primarily due to increased postpaid service revenue from additional subscribers.

Operating income for 2007 was $282.4 million, a decrease of $30.1 million compared to 2006. The decrease was primarily due to the following:

•	$39.3 million decrease in Wireline segment operating income primarily due to 2007 restructuring costs;

•	$14.1 million increase in Wireless segment operating income due to higher postpaid revenue partially offset by higher network costs, selling, general and administrative expenses and depreciation; and

•

$7.2 million increase in Corporate costs primarily related to income in 2006 from the expiration of certain warranties and guarantees, the sale of broadband fiber assets and a bankruptcy claim receivable partially offset by the 2006 settlement of a shareholder litigation claim.

Interest expense decreased to $154.9 million for 2007 compared to $162.1 million in 2006. The decrease compared to last year is primarily attributable to lower debt balances due to the repayment of portions of the Tranche B Term Loan and 7 1/4% Senior Notes due 2013 partially offset by higher short-term interest rates.

Income tax expense of $56.7 million in 2007 was less than the $68.3 million expense in 2006 primarily due to lower pretax income.

The Company has certain non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses associated with the Broadband Securities. The Company used approximately $56 million federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities. As a result, the Company had cash income tax payments of $6.6 million during the year.

2006 Compared to 2005

Consolidated revenue totaled $1,270.1 million in 2006, an increase of $60.5 million, compared to 2005. The increase was primarily due to the following:

•	$43.9 million increased revenues in the Technology Solutions segment primarily due to increased telecom and IT equipment sales;

•	$24.5 million higher revenues in the Wireless segment due to an increase in postpaid service revenue from additional subscribers and increased data revenue; and

•	$7.3 million lower revenues in the Wireline segment due to access line loss, partially offset by higher data and DSL revenues.

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

•	$10.9 million decrease in Wireline operating income due to lower revenue; and

•	$9.7 million increase in corporate costs mainly related to the $6.3 million settlement of the Company’s shareholder litigation in the first quarter of 2006 and increased business development costs.

The minority interest caption relates primarily to the 19.9% minority interest in the net income of CBW until the Company’s acquisition of this minority interest on February 14, 2006. No further minority interest expense was recorded after February 14, 2006 because CBW is now wholly owned by the Company. The 2005 TDMA impairment charge noted above gave rise to CBW losses in 2005, and the minority interest income of $11.0 million represents the minority owner’s portion of the losses.

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

Income tax expense was $68.3 million in 2006 compared to $54.3 million for 2005. This increase was primarily due to the income tax benefit in 2005 associated with the $99.8 million loss on extinguishment of debt, a $3.6 million charge in the first quarter of 2006 related to new Kentucky state tax regulations issued in February 2006, which limited the Company’s ability to use its state net operating loss carryforwards against future state taxable income, and higher pretax income. These increases were partially offset by an income tax charge of $47.5 million in 2005 resulting from the state of Ohio instituting a gross receipts tax and phasing out Ohio’s corporate franchise and income tax which caused certain deferred tax assets to become unrealizable. The Company used federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities and as a result, had cash income tax payments of $6.6 million during the year.

Discussion of Operating Segment Results

Wireline

The Wireline segment primarily provides local voice telephone service, including enhanced custom calling features, and data services, which include DSL, dial-up Internet access, dedicated network access, Gigabit Ethernet and Asynchronous Transfer Mode based data transport, to customers in southwestern Ohio, northern Kentucky, and southeastern Indiana. CBT, which operates as the Incumbent Local Exchange Carrier (“ILEC”) in its operating territory of an approximate 25-mile radius of Cincinnati, Ohio, is the primary provider of these services. CBT’s network has full digital switching capability and can provide data transmission services to over 90% of its in-territory access lines via DSL.

Outside of its ILEC territory, the Wireline segment provides these services through CBET, which operates as a competitive local exchange carrier (“CLEC”) both in the communities north of CBT’s operating territory and in the greater Dayton market. CBET provides voice and data services for residential and business customers on its own network and by purchasing unbundled network elements from the ILEC. CBET provides service through UNE-L to its customer base in the Dayton, Ohio market. The Wireline segment links its Cincinnati and Dayton geographies through its SONET, which provides route diversity via two separate paths.

In March 2007, CBET purchased a local telecommunication business, which offers voice, data and cable services, in Lebanon, Ohio.

The Wireline segment also includes the operations of CBAD, CBCP, the Company’s payphone business and CBE. CBAD provides long distance, audio conferencing and VoIP services and CBCP provides security monitoring for consumers and businesses as well as related hardware. CBE had no activity in 2007.

In late 2007, CBAD committed to the acquisition of eGIX, a CLEC provider of voice and long distance services to business customers in Indiana. Revenues for eGIX were approximately $15 million in 2007. The Company completed this acquisition in February 2008.

(dollars in millions)	2007	2006	$ Change 2007 vs. 2006	% Change 2007 vs. 2006	2005	$ Change 2006 vs. 2005	% Change 2006 vs. 2005
Revenue:
Voice — local service	$432.4	$463.9	$(31.5)	(7)%	$491.9	$(28.0)	(6)%
Data	258.6	238.2	20.4	9%	219.2	19.0	9%
Long distance	79.3	71.8	7.5	10%	69.5	2.3	3%
Other	51.4	36.5	14.9	41%	37.1	(0.6)	(2)%

Total revenue	821.7	810.4	11.3	1%	817.7	(7.3)	(1)%

Operating costs and expenses:
Cost of services and products	276.6	264.1	12.5	5%	260.1	4.0	2%
Selling, general and administrative	151.0	145.5	5.5	4%	143.3	2.2	2%
Depreciation	105.2	106.2	(1.0)	(1)%	110.1	(3.9)	(4)%
Amortization	0.3	—	0.3	n/m	—	—	n/m
Restructuring	36.1	2.8	33.3	n/m	1.5	1.3	87%

Total operating costs and expenses	569.2	518.6	50.6	10%	515.0	3.6	1%

Operating income	$252.5	$291.8	$(39.3)	(13)%	$302.7	$(10.9)	(4)%

Operating margin	30.7%	36.0%		(5) pts	37.0%		(1) pts
Capital expenditures	$96.3	$92.5	$3.8	4%	$96.7	$(4.2)	(4)%

2007 Compared to 2006

Revenue

Voice local service revenue includes local service, value added services, switched access, and information services. Voice revenue decreased in 2007 compared to 2006 primarily as a result of a 6% decrease in access lines.

Access lines within the segment’s ILEC territory decreased by 65,000, or 8%, from 837,000 at December 31, 2006 to 772,000 at December 31, 2007. The Company believes the access line loss resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC territory by continuing to target voice services to residential and business customers in its CLEC territory. The Company had approximately 62,000 CLEC access lines at December 31, 2007, which is a 24% increase from December 31, 2006.

Data revenue consists of data transport, high-speed Internet access (including DSL), dial-up Internet access, digital trunking, and Local Area Network (“LAN”) interconnection services. The increase in data revenue of $20.4 million in 2007 compared to 2006 is mainly due to higher DSL and data transport revenue. An increase in DSL subscribers contributed an additional $12.5 million of revenue in 2007 versus 2006. As of December 31, 2007, the Company’s DSL penetration of addressable in-territory primary consumer access lines was approximately 42%, up 8 percentage points from December 31, 2006. Data transport revenues increased by $7.7 million for 2007, compared to 2006, primarily due to increased usage by CBW and third party users.

Long distance revenue increased $7.5 million in 2007 compared to 2006. The increase was primarily due to higher minutes of use for both long distance and audio conferencing, as well as increased revenue from the Company’s Voice over Internet Protocol (“VoIP”) product, which the Company began offering in mid-2006. The Company had approximately 548,000 subscribed long distance access lines as of December 31, 2007 compared to 552,000 as of December 31, 2006. The decrease in subscribers was due to a 5% decline in residential lines, consistent with the access line loss, partially offset by a 10% increase in business subscribers.

The Company believes its rate of access line loss would have been greater and its increase in DSL subscribers would have been less without the success of its “Super Bundle,” Custom ConnectionsSM. The Company’s Super Bundle offers local, long distance, wireless, internet access and the Company’s value added services package, Home Phone Pak, at a price lower than the amount the customer would pay for the services individually. In its traditional operating area, the Company added approximately 11,000 Super Bundle subscribers through 2007, bringing total subscribers to 180,000 and penetration of in-territory primary residential access lines to 38%. This package has increased the demand for and increased subscriber retention of the Company’s ZoomTown DSL offering. The number of DSL subscribers increased by 24,000 subscribers during 2007 to bring total subscribers to 222,000. As a result of this DSL growth, total lines to the customer (defined as access lines plus DSL subscribers) as of December 31, 2007 decreased only slightly compared to December 31, 2006, and revenue per household increased 4% to $52.46.

Other revenue increased $14.9 million from 2006 due to increased revenue on customer premise wiring projects, $9.5 million of which came from a large one-time business customer project, and cable TV revenue due to the purchase of a local telecommunications business.

Costs and expenses

Cost of services and products increased by $12.5 million in 2007 versus 2006. The increase was due to costs associated with a large one-time business customer premise wiring project of $9.0 million, higher network costs of $6.1 million related to higher CLEC interconnection charges due to increased subscribers and increased minutes of use for long distance, audio conferencing, and VoIP, higher facilities costs of $1.6 million and higher software development costs. The increases were partially offset by a $2.8 million decrease in pension and postretirement costs and lower property and other operating taxes of $3.9 million, primarily due to the phase out of Ohio personal property taxes.

Selling, general and administrative expenses increased $5.5 million compared to 2006 primarily due to an increase in payroll and employee-related expenses of $5.1 million and higher consulting expenses, partially related to the evaluation of marketing strategies for business customers. The Company is responding to competitive pressures by increasing its sales and marketing activities, particularly in the business markets.

Restructuring expenses for 2007 were primarily due to the restructuring plan announced in the fourth quarter of 2007 to reduce costs and increase operational efficiencies. Restructuring costs for 2006 primarily related to the outsourcing of certain supply chain functions. See Note 3 to the Consolidated Financial Statements for further discussions.

2006 Compared to 2005

Revenue

Voice revenue decreased in 2006 compared to 2005 primarily as a result of a 5% decrease in access lines.

Access lines within the segment’s ILEC territory decreased by 56,000, or 6%, from 893,000 at December 31, 2005 to 837,000 at December 31, 2006, which the Company believes results from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC service territory by targeting voice services to residential and small business customers in Dayton, Ohio. The Company had 50,000 total access lines outside its ILEC service territory at December 31, 2006, a 33% increase from the prior year.

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

Long distance revenue increased $2.3 million in 2006 compared to 2005. The increase was primarily due to new dedicated access business customers and a 28% increase in minutes of use for audio conferencing. The Company had approximately 552,000 subscribed long distance access lines as of December 31, 2006, a decrease of 12,000 lines compared to 2005. The decrease in subscribers from 2005 was related to a 4% decline in residential subscribers, consistent with the access line loss, partially offset by a 4% increase in business subscribers.

The Company added 23,000 Super Bundle subscribers during 2006, bringing total subscribers to 173,000, of which 162,000 were consumer ILEC subscribers, a 32% penetration of primary in-territory consumer access lines. An aggressive marketing campaign and the favorable bundled pricing associated with Custom ConnectionsSM “Super Bundle” increased the demand for the Company’s ZoomTown DSL offering, growing 22% compared to December 31, 2005, to 198,000 subscribers. As a result of this growth, total lines to the customer (defined as access lines plus DSL subscribers) as of December 31, 2006 decreased only slightly compared to December 31, 2005, and revenue per household increased 3% to $50.25.

Costs and Expenses

Cost of services and products increased by $4.0 million in 2006 versus 2005. The increase was mainly due to a $3.5 million increase in non-recurring operating taxes, additional network costs of $4.5 million primarily related to the increase in subscribers in the CLEC operating area and increased minutes of use for long-distance and audio conferencing, and an increase of $1.3 million in benefit expense. These increases were partially offset by lower wages of $4.5 million resulting from the outsourcing of directory services in 2005 and other Company restructuring initiatives.

Selling, general and administrative expenses increased $2.2 million compared to 2005. Higher costs of $2.9 million primarily related to pension and postretirement costs and $0.9 million for bad debt expense were partially offset by lower software maintenance and insurance costs.

Depreciation expense decreased $3.9 million in 2006 compared to 2005. The decrease was primarily due to assets becoming fully depreciated at a greater rate than capital expenditures.

The Company incurred restructuring charges of $2.8 million primarily related to the outsourcing of certain supply chain functions in 2006. The Company incurred a $1.5 million charge in 2005 related to the outsourcing of its directory assistance services. See Note 3 to the Consolidated Financial Statements for further discussion.

Wireless

The Wireless segment provides advanced digital, voice, and data communications services through the operation of a regional wireless network in a licensed service territory, which surrounds Cincinnati and Dayton, Ohio and includes areas of northern Kentucky and southeastern Indiana. The segment offers service outside of its regional operating territory through wholesale and re-sale arrangements (“roaming agreements”) with other wireless operators. The segment also sells wireless handset devices and related accessories to support its service business.

The Wireless segment consists of CBW, which was historically a joint venture owned 80.1% by the Company and 19.9% by a minority holder. On February 14, 2006, the Company purchased the remaining 19.9% membership interest and CBW is now a wholly-owned subsidiary. See Note 5 to the Consolidated Financial Statements.

From October 2003 through June 2006, CBW deployed service on both TDMA and GSM networks. During the first quarter of 2003, CBW began to transition its subscribers to GSM technology, which provides voice communication, short message service (“SMS”) or text messaging and enhanced data communication services, such as mobile web browsing, internet access, email, and picture messaging. As of June 30, 2006, the Company had converted all of its subscribers to the GSM network and as a result discontinued the operation of its TDMA network.

To satisfy increasing demand for existing voice minutes of use by customers as well as to provide enhanced data services such as streaming video, the Company is building a third generation (“3G”) network to deploy on the purchased AWS spectrum. The Company spent approximately $11 million in 2007 to construct the 3G network and expects to spend an additional $19 million in 2008. The Company expects the network to be operational in mid 2008.

(dollars in millions, except for operating metrics)	2007	2006	$ Change 2007 vs. 2006	% Change 2007 vs. 2006	2005	$ Change 2006 vs. 2005	% Change 2006 vs. 2005
Revenue:
Service	$267.5	$235.7	$31.8	13%	$214.8	$20.9	10%
Equipment	27.0	26.3	0.7	3%	22.7	3.6	16%

Total revenue	294.5	262.0	32.5	12%	237.5	24.5	10%

Operating costs and expenses:
Cost of services and products	152.1	146.1	6.0	4%	129.3	16.8	13%
Selling, general and administrative	68.2	62.6	5.6	9%	56.1	6.5	12%
Depreciation	34.8	29.0	5.8	20%	61.5	(32.5)	(53)%
Amortization	3.0	4.1	(1.1)	(27)%	—	4.1	n/m
Restructuring	2.1	—	2.1	n/m	—	—	n/m
Asset impairments and other charges	—	—	—	n/m	42.3	(42.3)	(100)%

Total operating costs and expenses	260.2	241.8	18.4	8%	289.2	(47.4)	(16)%

Operating income (loss)	$34.3	$20.2	$14.1	70%	$(51.7)	$71.9	n/m

Operating margin	11.6%	7.7%		4 pts	(21.8)%		30 pts

Operating metrics
Postpaid ARPU *	$46.55	$46.51	$0.04	0%	$45.64	$0.87	2%
Prepaid ARPU *	$23.97	$20.71	$3.26	16%	$19.62	$1.09	6%

Capital expenditures	$45.7	$47.4	$(1.7)	(4)%	$39.1	$8.3	21%

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

2007 Compared to 2006

Revenue

Service revenue increased by $31.8 million in 2007 as compared to 2006 primarily due to the following:

•

Postpaid service revenue increased $26.5 million primarily due to an increase in subscribers. Postpaid subscribers increased 9% from 366,000 subscribers at December 31, 2006 to 400,000 at December 31, 2007. The average monthly churn of 1.6% for 2007 was flat compared to 2006. The year-over-year postpaid subscriber growth is due to the introduction of more attractive rate plans and continuing network quality improvements; and

•

Prepaid service revenue increased $5.3 million compared to 2006 primarily due to the increase in ARPU of $3.26. The increase in ARPU was partially driven by a 33% increase in data revenue. As of December 31, 2007, prepaid subscribers totaled approximately 171,000 compared to 162,000 subscribers at December 31, 2006. The Company lost subscribers in the summer of 2006 due to increased competition, but has regained subscribers as well as increased ARPU with the introduction of more attractive rate plans.

Equipment revenue for 2007 increased $0.7 million as compared to 2006 primarily due to revenue increases per handset sale.

Cost and expenses

Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which are costs incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses increased $6.0 million in 2007 compared to 2006. The increase primarily resulted from higher network costs of $7.7 million due to the higher number of subscribers offset by lower subsidies and handset costs of $2.2 million. The decrease in subsidies and handset costs resulted from high subsidies in 2006 caused by the migration from the TDMA network to the GSM network and a change in third party dealer compensation practice in the second quarter of 2006. As a result of this change, the Company now predominantly pays a commission, which is reported as a selling expense, rather than incurring a subsidy by selling handsets to dealers at a rate below retail price.

Selling, general, and administrative expenses increased $5.6 million in 2007 compared to 2006. The increase was primarily due to higher commissions of $2.0 million resulting from the change in compensation practice for the third party commissions discussed above and higher activations, and increased retail store costs of $2.6 million.

Depreciation expense increased $5.8 million for 2007 versus 2006. The increase was primarily due to the shortening of the useful lives of certain GSM assets as a result of the Company constructing its 3G wireless network, which the Company expects to complete in 2008.

Amortization expense results from the allocation of the purchase price to certain intangibles associated with the purchase of the remaining 19.9% membership interest in CBW. The decrease in amortization results from the accelerated amortization methodology used, which causes a decrease in amortization in each subsequent year. See Note 5 to the Consolidated Financial Statements for further discussion.

Restructuring expenses for 2007 were primarily due to the restructuring plan announced in the fourth quarter of 2007 to reduce costs and increase operational efficiencies. See Note 3 to the Consolidated Financial Statements for further discussions.

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

•

Prepaid service revenue increased $0.7 million compared to 2005 as the effect of higher ARPU of $1.09 was offset by a lower number of subscribers. As of December 31, 2006, prepaid subscribers totaled approximately 162,000 compared to 180,500 subscribers at December 31, 2005; and

•

Postpaid roaming and other revenue decreased $1.9 million due to a decrease in minutes of use and in roaming revenue per minute. As a result of the merger between Cingular and AT&T Wireless Services Inc., CBW lost roaming revenue as Cingular customers are not using CBW’s network.

Equipment revenue for 2006 increased $3.6 million compared to 2005 due to the increase in subscriber additions and the migration to the GSM network. The Company subsidized the price of handset sales to promote acquisitions and retention of subscribers and during the first half of 2006, to accelerate the migration to its GSM network.

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

Selling, general and administrative expenses increased $6.5 million in 2006 as compared to 2005. The increase was primarily due to increased commissions and other payroll related costs of $5.3 million from the higher number of subscriber activations and increased bad debt expense.

Depreciation expense decreased $32.5 million in 2006 versus 2005 primarily from the accelerated depreciation expense in 2005 on the TDMA assets.

Amortization expense in 2006 resulted from the allocation of the purchase price to certain intangibles associated with the purchase of the CBW minority interest. See Note 5 to the Consolidated Financial Statements.

The Company incurred charges of $42.3 million in 2005 to write down the recorded value of its TDMA network assets. A portion of the TDMA assets were taken out of service in 2005 in order to optimize the remaining spectrum associated with TDMA assets. In addition, an impairment charge was incurred to write down the remaining TDMA assets in use to fair value. Due to the rapid migration of TDMA subscribers to the Company’s GSM network and lower ARPU associated with the remaining TDMA customers, the remaining future cash flows associated with the TDMA assets could no longer support the recorded value of the TDMA assets, which resulted in the impairment charge.

Technology Solutions

The Technology Solutions segment provides business technology solutions through the Company’s subsidiary, Cincinnati Bell Technology Solutions, Inc. (“CBTS”) and GramTel, which was purchased on December 31, 2007. See Note 5 to the Consolidated Financial Statements for further discussion.

(dollars in millions)	2007	2006	$ Change 2007 vs. 2006	% Change 2007 vs. 2006	2005	$ Change 2006 vs. 2005	% Change 2006 vs. 2005
Revenue:
Telecom and IT equipment distribution	$180.8	$162.2	$18.6	11%	$126.7	$35.5	28%
Data center and managed services	67.6	47.4	20.2	43%	37.1	10.3	28%
Professional services	9.9	7.0	2.9	41%	8.9	(1.9)	(21)%

Total revenue	258.3	216.6	41.7	19%	172.7	43.9	25%

Operating costs and expenses:
Cost of services and products	204.6	175.2	29.4	17%	139.5	35.7	26%
Selling, general and administrative	27.2	21.9	5.3	24%	17.4	4.5	26%
Depreciation	7.0	3.4	3.6	n/m	2.3	1.1	48%
Amortization	0.4	0.3	0.1	33%	—	0.3	n/m
Restructuring	1.0	—	1.0	n/m	0.1	(0.1)	(100)%

Total operating costs and expenses	240.2	200.8	39.4	20%	159.3	41.5	26%

Operating income	$18.1	$15.8	$2.3	15%	$13.4	$2.4	18%

Operating margin	7.0%	7.3%		0 pts	7.8%		(1) pts

Capital expenditures	$91.8	$11.2	$80.6	n/m	$7.2	$4.0	56%

2007 Compared to 2006

Revenue

Revenue from telecom and IT equipment distribution represents the sale, installation, and maintenance of major, branded IT and telephony equipment. The increased data center customers have given rise to increased revenue associated with IT and telephony equipment. Revenue from telecom and IT equipment distribution increased by $18.6 million in 2007 versus 2006 primarily as a result of increased equipment sales of $15.6 million and higher installation and maintenance services.

Data center and managed services revenue consists of recurring collocation rents from customers residing in the Company’s data centers, managed VOIP Solutions and IT services that include network management, electronic data storage, disaster recovery and data security management. Revenue increased $20.2 million in 2007 as compared to the same period a year ago primarily due to increased product penetration within managed services and increased billable data center space. Data center billed utilization at December 31, 2007 was 93% on approximately 144,000 square feet of data center capacity, which includes 13,000 square feet of data center capacity due to the acquisition of GramTel, compared to billed utilization of 91% on approximately 91,000 square feet of data center capacity at December 31, 2006. Substantially all of the Technology Solutions capital expenditures in 2007 were to build data center capacity. The Company intends to continue to pursue additional customers and growth in its data center business, and is prepared to commit additional resources, including capital expenditures and working capital, to support this growth.

Professional services revenue consists of long-term and short-term IT outsourcing and consulting engagements. Revenue for 2007 increased by $2.9 million compared to 2006. Early in 2007, the Company expanded its team of recruiting and hiring personnel in order to focus on selling these outsourcing and consulting engagements.

Costs and Expenses

Cost of services and products increased by $29.4 million in 2007 compared to 2006. The increase in 2007 primarily resulted from a $12.3 million increase in the cost of goods sold related to higher IT and equipment revenue, $13.7 million increase in payroll and contracted services due to growth in data center and managed service revenue, and increased data center facilities costs.

The increase in selling, general, and administrative expenses for 2007 was primarily due to an increase in labor and employee related costs associated with increased headcount to support the growing operations.

The increase in depreciation expense for 2007 compared to 2006 was primarily due to capital expenditures associated with expanding data center capacity.

Amortization expense results from the allocation of a portion of the purchase price to the customer relationship intangible asset associated with the ATI acquisition in May 2006. See Note 5 to the Consolidated Financial Statements.

Restructuring expenses for 2007 were primarily due to the restructuring plan announced in the fourth quarter of 2007 to reduce costs and increase operational efficiencies. See Note 3 to the Consolidated Financial Statements for further discussions.

2006 Compared to 2005

Revenue

Revenue from telecom and IT equipment distribution increased by $35.5 million in 2006 versus 2005 mainly due to the addition of new products for resale and the acquisition of ATI. See Note 5 to Consolidated Financial Statements.

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

Professional services revenue declined by $1.9 million versus 2005 mainly due to the transfer of the Company’s internal IT support group to CBT and a pricing decrease associated with the renegotiation of a major long-term contract.

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

The increase in selling, general and administrative expenses in 2006 compared to 2005 was primarily due to an increase in labor costs associated with increased headcount to support the growing operations.

Depreciation expense was higher in 2006 primarily due to the increased capital expenditures for the data centers.

Amortization expense in 2006 results from the allocation of a portion of the purchase price to the customer relationship intangible asset associated with the ATI acquisition. See Note 5 to the Consolidated Financial Statements.

The Company’s Financial Condition, Liquidity, and Capital Resources

Capital Investment, Resources and Liquidity

As of December 31, 2007, the Company held $26.1 million in cash and cash equivalents, which is a $53.3 million decrease compared to December 31, 2006. At December 31, 2006, the Company held excess cash to make significant payments of capital expenditures in early 2007.

The Company’s primary sources of cash in 2008 will be cash generated by operations and borrowings from the revolving credit facility under which the Company had $167.9 million of availability at December 31, 2007. Cash flows from operations totaled $308.8 million in 2007. These 2007 cash flows from operations included payments totaling $56 million for operating taxes and early pension contributions that the Company does not expect will be required in 2008. Additionally, the Company expects that its payments for interest costs will be reduced by approximately $13 million as compared to 2007 due to lower interest rates and debt balances.

In 2008, the Company expects to spend approximately 16% of 2008 revenue on capital expenditures (revenue for 2008 is expected to be $1.4 billion), which includes $16.3 million in February 2008 for the purchase of a building to be converted into a data center facility. Cash of $18 million will also be used for the acquisition of eGix, a company that provides advanced data and voice services to businesses in the Midwest. Other uses of cash will include repayments and repurchases of debt and related interest, dividends on the 6 3/4% Cumulative Convertible Preferred Stock and working capital. Additionally, in February 2008, the Company’s Board of Directors has authorized the repurchase of the Company’s outstanding common stock in an amount up to $150 million over 2008 and 2009. The common stock repurchases will be made from excess cash earned by the Company over this time period.

The Company believes the cash generated by operations and borrowings on its Corporate credit facility are sufficient to fund its primary uses of cash.

The Corporate credit facility financial covenants require that the Company maintain certain leverage ratios, interest coverage, and fixed charge ratios. The facility also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company were in default under its credit facilities, no additional borrowings under the credit facilities would be available until the default was waived or cured. The Company is in compliance with its Corporate credit facility covenants.

Various issuances of the Company’s public debt, which include the 7 1/4% Senior Notes due 2013 (“7 1/4% Notes due 2013”), 8 3/8% Senior Subordinated Notes due 2014 (“8 3/8% Notes”), and the 7% Notes due 2015 (“7% Notes”), contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. Restricted payments include common stock dividends, repurchase of common stock, and certain other public debt repayments. The Company believes it has sufficient ability under its public debt indentures to make its intended restricted payments in 2008. The Company is in compliance with its public debt indentures.

Reasons for Debt and Accumulated Deficit

As of December 31, 2007, the Company had $2.0 billion of outstanding indebtedness and an accumulated deficit of $3.5 billion. The Company incurred a significant amount of indebtedness and accumulated deficit from the purchase and operation of a broadband business over the period of 1999 to 2002, which caused outstanding indebtedness and accumulated deficit to reach their respective year-end peaks of $2.6 billion and $4.9 billion at December 31, 2002. In 1999, the Company acquired IXC Communications, Inc. (“IXC”) for approximately $3.2 billion. In connection with the acquisition, the Company assumed approximately $1.0 billion of debt. IXC, subsequently renamed BRCOM (f/k/a Broadwing Communications Inc.), provided long haul voice, data, and Internet service over an 18,700 mile fiber optic network. In 2001, the business environment for BRCOM and the broader telecommunications industry deteriorated rapidly and significantly, causing the Company to incur substantial operating and net losses. From the acquisition of BRCOM in 1999 through to its sale in June 2003, the Company used a total of approximately $2.3 billion of both cash flow from its other businesses and borrowings under its credit facilities to finance the buildout of BRCOM’s national optical network and to meet BRCOM’s other cash needs.

2007 Debt Repayments

In 2007, the Company repaid $184.0 million of the Tranche B Term Loan, composed of a prepayment of $180.0 million and normal maturities of $4.0 million. The prepayment was made using proceeds of $75.0 million from borrowings under the accounts receivables securitization facility (“receivables facility”) and the remainder from available cash. The Company expects interest savings to be approximately 1% per annum on the $75.0 million borrowed under the receivables facility as compared to interest that would have been incurred under the Tranche B Term Loan. The Company also purchased and retired $26.4 million of the 7 1/4% Notes due 2013 and $5.0 million of 8 3/8% Notes. Remaining 2007 debt repayments were primarily comprised of payments on capital leases. As of December 31, 2007, the Company had $55.0 million of outstanding borrowings under its revolving credit facility and had outstanding letters of credit totaling $27.1 million, leaving $167.9 million in additional borrowing availability under its $250 million revolving credit facility. Outstanding letters of credit at December 31, 2007 include one issued for $23.0 million in December 2007 for the benefit of a data center customer. This permits the customer to draw on the letter of credit if the Company is not able to perform its data center contractual obligations due to bankruptcy. The Company agreed to issue the letter of credit because the customer had prepaid $21.5 million for data center services.

2006 Debt Repayments

During 2006, the Company repaid debt in the amount of $13.3 million. This debt repayment amount was lower than 2007 and 2005 because the Company used its cash to fund the purchases of ATI and the 19.9% interest in CBW for $86.7 million, and the wireless spectrum licenses for $37.1 million.

2005 Financing Transactions and Credit Facilities

In 2005, the Company completed the refinancing plan of its 16% Senior Subordinated Discount Notes due 2009 (“16% Notes”).

The Company:

•	issued $250 million new 7% Notes and $100 million in additional 8 3/8% Notes (collectively, the “New Bonds”);

•	established a new credit facility (“Corporate credit facility”) with a $250 million revolving line of credit that matures in February 2010;

•	used the proceeds from the New Bonds and borrowings from the new Corporate credit facility to repay $438.8 million outstanding at December 31, 2004 on its previous credit facility;

•	executed $350 million notional interest rate swaps to change the fixed rate nature of a portion of its bonds to approximate the floating rate characteristics of the terminated credit facility;

•	issued $400 million of new term notes (the “Tranche B Term Loan”) under the terms of the Corporate credit facility; and

•	retired the 16% Notes for $447.8 million, including repayment of accrued interest, using the proceeds from the Tranche B Term Loan and additional borrowings under the new Corporate credit facility.

In total, the Company recognized $99.8 million of loss upon extinguishment of debt.

In addition to financial transactions consummated under the refinancing plan discussed above, the Company made a scheduled payment of $20.0 million to extinguish certain outstanding notes of Cincinnati Bell Telephone.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2007:

	Payments Due by Period
(dollars in millions)	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$1,976.8	$4.2	$63.1	$274.0	$1,635.5
Capital leases	29.4	3.6	11.6	11.5	2.7
Interest payments on long-term debt and capital leases (2)	1,020.9	131.1	264.5	262.7	362.6
Noncancelable operating lease obligations	112.3	17.2	29.8	25.8	39.5
Purchase obligations (3)	173.2	117.6	55.6	—	—
Accrued pension and postretirement benefits (4)	64.1	13.3	14.7	15.7	20.4
Other noncurrent liabilities (5)	42.8	6.9	21.2	2.5	12.2
Acquisitions (6)	28.5	20.1	5.8	0.2	2.4

Total	$3,448.0	$314.0	$466.3	$592.4	$2,075.3

(1)	Long-term debt excludes net unamortized premiums and the fair value of the Company’s interest rate swaps.
(2)	Interest payments on long-term debt and capital leases include interest obligations on both fixed and variable rate debt, assuming no early payment of debt in future periods. The Company used the interest rate forward curve at December 31, 2007 to compute the amount of the contractual obligation for interest payments on variable rate debt and interest rate swaps.
(3)	Purchase obligations primarily consist of the Company’s service agreement with Convergys as discussed below in “Commitments and Contingencies” and amounts under open purchase orders.
(4)	Included in accrued pension and postretirement benefits are payments for the Company’s postretirement benefits, qualified pension plans, non-qualified pension plan and other employee retirement agreements. Amount includes $11 million of expected cash contributions in 2008 for postretirement benefits. Although the Company currently expects to continue operating the plans past 2008, its contractual obligation related to postretirement benefits only extends through the end of 2008. Amount also includes $45 million of estimated cash contributions to its qualified pension plans with no expected contributions in 2008. The Company’s expected qualified pension plan contributions are based on current legislation and current actuarial assumptions. Any change in the legislation or actuarial assumptions will affect the expected contribution amount. See below for further discussion related to the Pension Protection Act of 2006.
(5)	Includes contractual obligation payments primarily related to restructuring reserves, asset removal obligations and liability for unrecognized tax benefits. Payment for unrecognized tax benefits is assumed to occur after five years.
(6)	Acquisitions include purchase price for eGIX of $18.0 million and $5.2 million of contingent payments, $1.3 million additional payments for the acquisition of GramTel and $4.0 million related to the Lebanon acquisition. See Note 5 to the Consolidated Financial Statements for further discussion.

The contractual obligations table is current as of December 31, 2007. The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

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

Other

Labor Contract

On January 31, 2008, the Company and the Communication Workers of America (“CWA”) reached a tentative agreement on a new labor contract. The new agreement, which covers approximately 1,300 members of the CWA locals 4400 and 4401, is subject to ratification by the local CWA membership.

The Company had requested early negotiations with local union leadership in an effort to renew the labor contract for current bargaining employees, which was set to expire on May 10, 2008.

If ratified by the CWA membership, the new agreement will:

•	Retain the current call center work as local Cincinnati jobs, restructure base pay for the call center employees and implement a sales commission plan for eligible call center employees;

•	Create a new wage, benefit and working condition agreement for bargaining unit employees hired on or after February 1, 2008;

•	Provide a cumulative 4.5 percent wage increase over the three years of the contract;

•	Maintain current healthcare plan designs with modest premium increases over the life of the contract, reflective of healthcare inflation;

•	Improve dental coverage by increasing the amounts covered under the plan for restorative services;

•	Increase pay-related pension credits by 3%; and

•	Offer an early retirement option to eligible bargaining unit employees.

The Company expects this contract, if ratified, will result in expense trends that are favorable to the previous labor contract. CWA members vote to approve or reject the contract on February 27, 2008.

Commitments and Contingencies

Commitments

Vendor Concentration

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services, which, in 2004, was extended to December 31, 2010. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting and technical support services for the Company within CBT’s operating territory. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. The contract extension reduced the Company’s annual commitment in 2004 and 2005 to $35.0 million from $45.0 million. Beginning in 2006, the minimum commitment is reduced 5% annually. The Company paid $32.3 million, $34.3 million and $36.1 million under the contract in 2007, 2006 and 2005, respectively.

Contingencies

In the normal course of business, the Company is subject to various regulatory and tax proceedings, lawsuits, claims, and other matters. The Company believes adequate provision has been made for all such asserted and unasserted claims in accordance with accounting principles generally accepted in the United States. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

Indemnifications Related to the Sale of Broadband Assets

The Company indemnified the buyer of the broadband assets against certain potential claims, but all indemnifications have expired except for those related to title and authorization. The title and authorization indemnification was capped at 100% of the purchase price of the broadband assets, approximately $71 million.

In order to determine the fair value of the indemnity obligations, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. In 2006, the Company decreased the liability related to the indemnity obligations from $4.1 million to $1.2 million and recorded $2.9 million of income as a result of the expiration of certain warranties and guarantees. This income was included in “Gain on sale of broadband assets” in the Consolidated Statement of Operations. In 2007 and 2005, no representations or warranties expired.

Anthem Demutualization Claim

In November 2007, a class action complaint was filed against the Company and Wellpoint Inc., formerly known as Anthem, Inc. The complaint alleges that the Company improperly received stock as a result of the demutualization of Anthem and that a class of insured persons should have received the stock instead. In February 2008, the Company filed a response in which it denied all liability and raised a number of defenses. The Company believes that it has meritorious defenses and intends to vigorously defend this action. The Company does not believe this claim will have a material effect on its financial condition.

Other

At December 31, 2006, the Company had certain regulatory tax liabilities totaling $18.0 million, net of expected refunds, related to past filing positions that were being questioned by the applicable regulatory agency. As a result of payments made in 2007, at December 31, 2007, the Company liability has decreased to $2.5 million. The issues have not been fully resolved, and the Company believes it has meritorious defenses related to the payment of these regulatory taxes and intends to defend its position in order to limit the ultimate payment of these regulatory taxes.

Off-Balance Sheet Arrangements

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, and (d) indemnities involving the representations and warranties in certain contracts. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make. Except for amounts recorded in relation to insured losses, the Company has not recorded a liability for these indemnities, commitments, and other guarantees in the Consolidated Balance Sheets, except as described in “Indemnifications Related to the Sale of Broadband Assets” above.

Warrants

As part of the issuance of the 16% Notes in March 2003, the purchasers of the 16% Notes received 17.5 million common stock warrants, which expire in March 2013, to purchase one share of Cincinnati Bell common stock at $3.00 each. Of the total gross proceeds received for the 16% Notes, $47.5 million was allocated to the fair value of the warrants using the Black-Scholes option-pricing model. This value less applicable issuance costs was recorded to “Additional paid-in capital” in the Consolidated Balance Sheet. There were no exercises of warrants in 2007 or 2006. In 2005, 50,000 warrants were exercised.

Cash Flow

2007 Compared to 2006

For the twelve months ended December 31, 2007, cash provided by operating activities totaled $308.8 million, a decrease of $25.9 million compared to the $334.7 million provided by operating activities during the same period in 2006. The decrease was due to payments of $56.0 million for operating taxes and early pension contributions partially offset by a customer prepayment of $21.5 million for data center services and increased operating cash generated by the Wireless segment due to service revenue growth.

Cash flow utilized for investing activities increased $3.5 million to $263.5 million during 2007 as compared to $260.0 million for 2006. Capital expenditures were $233.8 million, an increase of $82.5 million compared to 2006, which resulted mostly from data center expansion. In addition to the increase in capital expenditures for data centers, the Company purchased a data center business in South Bend, Indiana in December 2007 for a purchase price of $20.3 million (including $0.6 million of accrued transaction costs), of which $19.0 million was paid in cash in 2007. In the first quarter of 2007, the Company purchased a local telecommunication business and paid $4.6 million. Also, in late 2007 the Company deposited $4.4 million with the FCC for the opportunity to participate in the auction for the purchase of additional wireless spectrum. Cash flows from investing activities for 2006 includes payments of $86.7 million for the acquisitions of ATI and the 19.9% minority interest in CBW, as well as $37.1 million for the purchase of wireless licenses in an FCC auction. Proceeds were received in 2006 for $4.7 million on sale of broadband fiber assets and for $5.7 million on the sale of an investment.

Cash flow used in financing activities was $98.6 million in 2007 compared to $21.0 million during 2006. The increased use of cash flow for financing activities primarily relates to increased repayments of debt, net of debt issuances, as discussed above.

2006 Compared to 2005

In 2006, cash provided by operating activities totaled $334.7 million, an increase of $12.4 million compared to the $322.3 million provided by operating activities during 2005. The increase was generated by working capital improvements, partially offset by lower operating cash due to access line losses and shareholder claim payments of $6.3 million.

Cash utilized in investing activities in 2006 was $260.0 million, an increase of $117.3 million compared to the $142.7 million utilized in 2005. The increase predominately relates to the acquisitions of ATI and the 19.9% minority interest in CBW for $86.7 million, and the purchase of wireless licenses in the FCC auction for $37.1 million. Capital expenditures increased slightly in 2006 compared to last year. Proceeds were received in 2006 for $4.7 million on the sale of broadband fiber assets and for $5.7 million on the sale of an investment.

Cash flows used in financing activities decreased $157.8 million to a net outflow of $21.0 million in 2006 from an outflow of $178.8 million during 2005. During 2006, the Company funded the acquisitions of the remaining 19.9% membership interest in CBW and ATI and the purchase of the wireless licenses, which decreased the Company’s repayment of debt as compared to 2005. The Company repaid $13.3 million in debt in 2006. During 2005, the Company received $752.1 million of cash proceeds from the issuance of the 7% Notes, additional 8 3/ 8% Notes and new bank term notes. In addition, during 2005, the Company repaid $903.3 million in borrowings, substantially all of which was the prepayment of borrowings under its term and revolving credit facilities and its 16% Notes, using the net cash proceeds discussed above. In conjunction with the debt issuance and repayments in 2005, the Company incurred debt issuance costs and consent fees of $21.9 million.

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

The discussion below addresses major judgments used in:

•	revenue recognition;

•	accounting for allowances for uncollectible accounts receivable;

•	reviewing the carrying values of goodwill and indefinite-lived intangible assets;

•	reviewing the carrying values of property, plant, and equipment;

•	accounting for business combinations;

•	accounting for taxes;

•	accounting for pension and postretirement expenses; and

•	accounting for termination benefits

Revenue Recognition — The Company adheres to sales recognition principles described in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” issued by the SEC. Under SAB No. 104, sales are recognized when there is persuasive evidence of a sale arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Service revenue — The Company recognizes service revenue as services are provided. Revenue from local telephone and special access services, which are billed monthly prior to performance of service, and from prepaid wireless service, which is collected in advance, is not recognized upon billing or cash receipt but rather is deferred until the service is provided. Postpaid wireless, long distance, switched access, reciprocal compensation, and data and Internet product services are billed monthly in arrears. The Company bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the day of each billing cycle rarely coincides with the end of the Company’s reporting period for usage-based services such as postpaid wireless, long distance, and switched access, the Company must estimate service revenues earned but not yet billed. The Company bases its estimates upon historical usage and adjusts these estimates during the period in which the Company can determine actual usage, typically in the following reporting period.

Initial billings for Wireline service connection and activation are deferred and amortized into revenue on a straight-line basis over the average customer life. The associated connection and activation costs, to the extent of the upfront fees, are also deferred and amortized on a straight-line basis over the average customer life.

Data center services are also recognized as service is provided. Agreements with data center customers require certain levels of service or performance. Although the occurrence is rare, if the Company fails to meet these levels, customers may be able to receive service credits for their accounts. The Company records these credits against revenue when an event occurs that gives rise to such credits. In multi-year data center arrangements with increasing or decreasing monthly billings, revenues are recognized on a straight-line basis. Revenue for leased data center assets is also recognized on a straight-line basis over the contract term.

Technology Solutions professional services, including product installations, are recognized as the service is provided. Technology Solutions also provides maintenance services on telephony equipment under one to four year contract terms. This revenue is accounted for under Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” and is deferred and recognized ratably over the term of the underlying customer contract.

Products — The Company recognizes equipment revenue upon the completion of contractual obligations, such as shipment, delivery, installation, or customer acceptance. Wireless handset revenue and the related activation revenue are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Wireless equipment costs are also recognized upon handset sale, and are in excess of the related handset and activation revenue. The Company is a reseller of IT and telephony equipment and considers the criteria of Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” when recording revenue, such as title transfer, risk of product loss, and collection risk. Based on this guidance, these equipment revenues and associated costs have generally been recorded on a gross basis, rather than recording the revenues net of the associated costs. The Company benefits from vendor rebate plans, particularly rebates on hardware sold by Technology Solutions. The Company recognizes the rebates as an offset to costs of products sold upon sale of the related equipment to the customer.

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

The Company is a reseller of IT equipment, such as servers and routers, and often is contracted to install the IT equipment that it sells. The revenue recognition guidance in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” is applied, which requires vendor specific objective evidence (“VSOE”) in order to recognize the IT equipment separate from the installation. The Company both sells IT equipment without the installation service, and provides installation services without the IT equipment, and as such has VSOE that permits the separation of the IT equipment from the installation services. The Company recognizes the IT equipment upon completion of its contractual obligations, generally upon delivery of the IT equipment to the customer, and recognizes installation service revenue upon completion of the installation.

Pricing of local services is generally subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition, and other public policy issues. Various regulatory rulings and interpretations could result in increases or decreases to revenue in future periods.

Accounting for Allowances for Uncollectible Accounts Receivable — The Company established the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. The Company believes its allowance for uncollectible accounts is adequate based on these methods, as the Company has not had unfavorable experience with its estimation methods. However, if one or more of the Company’s larger customers were to default on its accounts receivable obligations or if general economic conditions in the Company’s operating area deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established. Substantially all of the Company’s outstanding accounts receivable balances are with entities located within its geographic operating areas. Regional and national telecommunications companies account for the remainder of the Company’s accounts receivable balances. No one entity or collection of legally affiliated entities represents 10% or more of the outstanding accounts receivable balances.

Reviewing the Carrying Values of Goodwill and Indefinite-Lived Intangible Assets — Pursuant to Statement of Financial Account Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired.

With respect to goodwill, the company estimates the fair value of the respective reporting unit based on expected future cash flows generated by the reporting unit discounted at the appropriate weighted average cost of capital. The estimated fair value of the respective reporting units was higher than its carrying values, and as such, there was no indication of impairment in 2007.

Indefinite-lived intangible assets consist of FCC licenses for spectrum and trademarks for the Wireless segment. The Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC. The fair value of the licenses was determined by using the “Greenfield” method, an income based approach. The fair value of the trademarks were determined by using the relief-from-royalty method, which estimates the present value of royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology. The fair value of the licenses and trademarks were higher than its carrying value, and as such, there was no indication of impairment in 2007.

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

The Company estimates the useful lives of plant and equipment in order to determine the amount of depreciation expense to be recorded during any reporting period. The majority of the Wireline segment plant and equipment is depreciated using the group method, which develops a depreciation rate (annually) based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. The estimated life of the group changes as the composition of the group of assets and their related lives change. Such estimated life of the group is based on historical experience with similar assets, as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated, or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than expected, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation expense in future periods. A one-year decrease or increase in the useful life of these assets would increase or decrease annual depreciation expense by approximately $10 million.

The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite-lived intangible assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In assessing impairments, the Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value.

To satisfy increasing demand for existing voice minutes of use by customers as well as to provide enhanced data services such as streaming video, the Company is constructing a 3G network and deploying it on the newly purchased AWS spectrum. Due to this implementation, lives of certain GSM assets were shortened and depreciation has been accelerated based on the new useful life. The increase in depreciation due to this acceleration was approximately $1.3 million in the fourth quarter of 2006 and $5.2 million in 2007.

In 2003, the Company shortened the estimated remaining economic useful life of its legacy TDMA wireless network to December 31, 2006 due to the expected migration of its TDMA customer base to its GSM network. In 2005, the Company incurred charges of $42.3 million to write down the recorded value of TDMA assets that were retired in 2005 and TDMA assets that could no longer support their recorded value. These charges were included in “Asset impairments and other charges” in the Consolidated Statement of Operations. The Company wrote down the assets to fair value, which was calculated based on the appraised amount at which the assets could be sold in a current transaction between willing parties.

Also, in 2005, the useful life of certain of the remaining TDMA assets was shortened from the December 31, 2006 date being used, and depreciation was accelerated. The change in depreciation expense due to the change in estimate in the second quarter decreased 2005 operating income by $7.7 million.

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

Accounting for Business Combinations — In accounting for business combinations, the Company applies the accounting requirements of SFAS No. 141, “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, the Company analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, especially with respect to the intangible assets.

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

As of December 31, 2007, the Company had $596.2 million in net deferred tax assets, which includes approximately $1.4 billion in gross federal tax net operating loss carryforwards, with a deferred tax asset value of approximately $492.3 million. The tax loss carryforwards are available to the Company to offset taxable income in current and future periods. The majority of the remaining tax loss carryforwards will expire between 2017 and 2023 and are not currently limited under U.S. tax laws. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Based on current income levels and anticipated future reversal of existing temporary differences, the Company expects to utilize its federal net operating loss carryforwards within their expiration periods.

In addition to the federal tax net operating loss carryforwards, the Company has state and local net operating loss carryforwards with a deferred tax asset value of approximately $134.6 million, alternative minimum tax credit carryforwards of approximately $9.4 million, and deferred tax temporary differences and other tax attributes of approximately $99.9 million. A valuation allowance of $140.0 million is provided at December 31, 2007 against certain state and local net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $5.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. After recognizing the impact from the adoption of FIN 48, the Company had a $14.7 million liability recorded for unrecognized tax benefits as of January 1, 2007. At December 31, 2007, the Company has a $14.8 million liability recorded for unrecognized tax benefits. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $14.5 million. The Company does not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2004. In the first quarter of 2007, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for 2004 to 2006. The IRS has completed its examination of the 2004 and 2005 tax years while 2006 is still under audit.

The Company recognizes accrued penalties related to unrecognized tax benefits in income tax expense. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. Accrued interest and penalties are insignificant at December 31, 2007 and December 31, 2006.

Refer to Note 13 to the Consolidated Financial Statements for further information regarding the Company’s income taxes.

Operating Taxes

The Company incurs certain operating taxes that are reported as expenses in operating income, such as property, sales, use, and gross receipts taxes. These taxes are not included in income tax expense because the amounts to be paid are not dependent on the level of income generated by the Company. The Company also records expense against operating income for the establishment of liabilities related to certain operating tax audit exposures. These liabilities are established based on the Company’s assessment of the probability of payment. Upon resolution of an audit, any remaining liability not paid is released and increases operating income. The Company recognized income of $2.4 million in 2007, $1.8 million in 2006, and $14.4 million in 2005 upon resolution of operating tax audits, net of new liabilities established.

Regulatory Taxes

The Company incurs federal regulatory taxes on certain revenue producing transactions. The Company is permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and in fact, does not collect the tax from customers in certain instances. The amount recorded as revenue for 2007, 2006, and 2005 was $17.3 million, $15.3 million and $15.6 million, respectively. The amount expensed for 2007, 2006 and 2005 was $18.2 million, $20.0 million and $16.0 million, respectively. The Company records all other taxes collected from customers on a net basis.

Accounting for Pension and Postretirement Expenses — The Pension Protection Act of 2006 (the “Act”) was enacted on August 17, 2006. Most of its provisions will become effective in 2008. The Act significantly changes the funding requirements for single-employer defined benefit pension plans. The funding requirements will now largely be based on a plan’s calculated funded status, with faster amortization of any shortfalls or surpluses. The Act directs the U.S. Treasury Department to develop a new yield curve to discount pension obligations for determining the funded status of a plan when calculating the funding requirements. As a result of a $20.0 million early pension contribution in December 2007, the Company does not expect to make any contribution to its qualified pension plans in 2008. Based on current assumptions, the Company believes it will pay an estimated $45 million to fund its qualified pension plans during the period 2009 to 2017.

In October 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the Company to recognize the overfunded or underfunded status for the Company’s benefit plans, with changes in the funded status recognized as a separate component to shareowners’ equity. SFAS No. 158 also requires the Company to measure the funded status of the benefit plans as of the year-end balance sheet date no later than 2008. Effective December 31, 2006, the Company adopted SFAS No. 158. See Note 9 to the Consolidated Financial statements.

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

The assumption for cost sharing with retirees is important in determining the postretirement and other benefits expense. At the beginning of 2005, the Company accounted for its retiree medical benefit obligation as if there were no limits on the Company-funded portion of retiree medical costs. In May 2005, the Company reached an agreement with the union to provide a fixed amount of medical cost reimbursement per retiree and to increase the amount annually over the life of the labor agreement. Similar benefits were provided to non-bargained retirees. Effective June 1, 2005, the Company remeasured its postretirement obligations for the changes to the expected future retiree medical costs, including assumptions regarding cost sharing by retirees.

In August 2007, the Company announced further changes to its pension and postretirement plans that reduce medical benefit payments by fixing the annual Company contribution for each eligible retiree and that reduce life insurance benefits paid from these plans. Based on these changes, the Company determined that a remeasurement of its pension and postretirement obligations was necessary. The Company remeasured its pension and postretirement obligations in August 2007 using revised assumptions, including modified benefit payment assumptions reflecting the changes and a discount rate of 6.25%. These changes reduce the Company’s pension and postretirement obligations by approximately $74 million, reduce deferred tax assets for the related tax effect by $27 million, and increase equity by $47 million. Additionally, the remeasurement caused a reduction to the Company’s pension and postretirement benefit costs by approximately $5 million since August 2007.

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

Discount rate

A discount rate is used to measure the present value of the benefit obligations. The Company determines the discount rate for each plan individually. In determining the selection of a discount rate, the Company estimates the timing and expected future benefit payments, and applies a yield curve developed to reflect yields available on high-quality bonds. Based on the analysis, the discount rate was set at 6.20%, 5.75%, and 5.50% for all of the plans as of December 31, 2007, 2006 and 2005, respectively.

Expected rate of return

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the following: the participant’s benefit horizons; the mix of investments held directly by the plans, which is generally 60% equities and 40% bonds; and the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. To the extent the Company changed its estimate of the expected long-term rate of return on plan assets, there would be an impact on pension expense or income and the associated net liability or asset. The Company uses an assumed long-term rate of return of 8.25% for the Company’s pension and postretirement trusts. Actual asset returns for the pension trusts, which represent over 90% of invested assets, were approximately 7% in 2007, 13% in 2006 and 7% in 2005.

In its pension calculations, the Company utilizes the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and rational manner. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.

Health care cost trend

The Company’s health care cost trend rate is developed on historical cost data, the near-term outlook, and an assessment of likely long-term trends. The health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2007 was 10.0% and is assumed to decrease gradually to 4.5% by the year 2013.

The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact assets, liabilities, equity, costs of services and products, and selling, general and administrative expenses.

The following table represents the sensitivity of changes in certain assumptions related to the Company’s pension and postretirement plans:

(dollars in millions)	% Point Change	Pension Benefits		Postretirement and Other Benefits
		Increase/ (Decrease) in Obligation	Increase/ (Decrease) in Expense	Increase/ (Decrease) in Obligation	Increase/ (Decrease) in Expense
Discount rate	+/-0.5%	$19.2/(19.2)	$0.1/(0.1)	$13.6/(15.3)	$1.4/(1.5)
Expected return on assets	+/-0.5%	n/a	$2.2/(2.2)	n/a	$0.2/(0.2)
Health care cost trend rate	+/-1%	n/a	n/a	$29.1/(24.8)	$2.9/(2.1)

At December 31, 2007, the Company had unrecognized actuarial net losses of $68.6 million for the pension plans and $79.5 million for the postretirement and other benefit plans. The unrecognized net losses have been primarily generated by changes in previous years related to discount rates, asset return differences and actual health care costs. Because gains and losses reflect refinements in estimates as well as real changes in economic values and because some gains in one period may be offset by losses in another or vice versa, the Company is not required to recognize these gains and losses in the period that they occur. Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, the Company amortizes the excess over the average remaining service period of active employees expected to receive benefits under the plan.

Accounting for Termination Benefits — The Company has written severance plans covering both its management and union employees and, as such, accrues probable and estimable employee separation liabilities in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43.” These liabilities are based on the Company’s historical experience of severance, historical costs associated with severance, and management’s expectation of future severance. The Company’s fourth quarter 2007 restructuring plan gave rise to employee separation liabilities totaling $22.9 million as of December 31, 2007. This represents severance costs for employees over the next five years that are primarily related to the Company’s need to downsize its Wireline operations to conform to the decreased access lines being served by the Company.

When employee terminations occur, the Company considers the guidance in SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The Company offered and, by December 31, 2007, 105 management employees accepted special termination benefits totaling $12 million. The Company determined that $8.2 million of these benefits have been earned through December 31, 2007 under SFAS No. 88, and this amount was therefore accrued as of December 31, 2007. Remaining termination benefits are subject to future service requirements as determined by the Company and will be amortized to expense over the future service period. The Company estimates these amounts to be approximately $2.6 million in 2008 and $1.2 million in 2009.

The Company also considers whether employee terminations give rise to a pension and postretirement curtailment charge under SFAS No. 88. The Company’s policy is that terminations in a calendar year involving 10% or more of the plan service years result in a curtailment of the pension or postretirement plan. Terminations from the fourth quarter 2007 restructuring plan resulted in curtailments for the management pension and postretirement plans totaling a charge of $6.4 million.

See Note 3 to the Consolidated Financial Statements for further discussion on the Company’s restructuring plans.

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

VoIP

In 2004 the FCC declared that VoIP services are interstate services and purported to preempt state regulation. Since then, the FCC has considered several petitions asking it to rule on whether and under what circumstances voice services utilizing Internet Protocol (IP) are subject to access charges. It has ruled that peer-to-peer Internet voice services that do not use the public switched telephone network (“PSTN”) are not subject to access charges. Separately, it has ruled that services that originate and terminate on the PSTN but employ “IP” in the middle are subject to access charges. The FCC is still considering other VoIP petitions, including one that seeks to exempt from access charges calls that originate using VoIP, but terminate on the PSTN. In addition, the FCC is considering a broader rulemaking proceeding to determine the regulatory status of IP-enabled services generally. In 2007, the FCC expanded local number portability requirements to VoIP.

Special Access

In early 2005, the FCC opened a proceeding to review the current special access pricing rules. Under the existing rules, CBT’s special access services are subject to price cap regulation with no earnings cap. The new proceeding is examining the entire special access pricing structure, including whether or not to reinstate an earnings cap. In 2007, the FCC invited interested parties to update the record.

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

Unbundled Network Elements

In early 2005, the FCC rewrote its unbundled network element rules in response to the federal court’s remand of the previous rules. The latest rules have no significant impact on CBT. However, the elimination of unbundled circuit switching, and thus the UNE platform (“UNE-P”), required CBET to migrate its UNE-P lines to alternative arrangements by March 11, 2006 and/or to negotiate with the underlying ILEC for continued provision of UNE-P, which CBET did pursuant to a commercial agreement. This did not have a significant adverse impact on CBET since CBET had already planned to migrate the majority of its customers to its own switching facilities.

Broadband Internet Access

In an order adopted in 2005, the FCC provided wireline carriers the option of offering broadband Internet access as a non-regulated information service (comparable treatment to cable modem Internet access) or as a regulated telecommunications service. Each option has associated costs and benefits that must be weighed in light of a carrier’s current mix of existing services and new services the carrier may be contemplating offering in the future. In 2007, the FCC ruled that wireless broadband service is also a non-regulated information service on the same regulatory footing as other broadband services, such as cable modem service and wireline DSL service.

FCC Safeguards to Protect Customer Proprietary Network Information (“CPNI”)

On April 2, 2007, the FCC released an order implementing new CPNI rules designed to prevent pretexting to gain access to customer information. The new rules, which became effective in December 2007, require carriers to implement security protections limiting the manner in which certain customer information may be released and requiring notice to customers regarding certain types of changes to their account and CPNI breaches. Carriers must file an annual certification with the FCC that they are compliant with the rules, including a summary of actions taken in response to customer complaints.

State — Because CBT generates the majority of its revenue from the operation of its public switched telephone network, its financial results follow no particular seasonal pattern. CBT does derive a significant portion of its revenue from pricing plans that are subject to regulatory overview and approval. In both Ohio and Kentucky, CBT operates under alternative regulation plans in which CBT is subject to restrictions on its ability to increase the price of basic local service and related services. In return, CBT is not subject to an earnings cap or recapture in Ohio, as it would if regulated under a traditional regulatory plan based upon a targeted rate of return. CBT has operated under alternative regulation plans since 1994 during which price increases and enhanced flexibility for a limited number of services have partially offset the effect of fixed pricing for basic local service and reduced pricing for other, primarily wholesale services.

In June 2004, CBT adopted a new alternative regulation plan in Ohio, which, although similar to its previous plan, gives CBT the option to remain in the alternative regulation plan indefinitely. Statutory changes enacted by the Ohio General Assembly in August 2005 gave the Public Utilities Commission of Ohio (the “PUCO”) the authority to provide ILECs with pricing flexibility for basic local rates upon a showing that consumers have sufficient competitive alternatives (House Bill 218). In 2006, the Company applied for and received authority from the PUCO to increase its rates for basic local exchange service in certain of its exchanges. CBT implemented rate increases for basic local exchange service in the affected exchanges beginning in January 2007. The Ohio Consumers’ Counsel appealed the PUCO’s decision to the Ohio Supreme Court, which heard arguments on December 12, 2007.

Ohio Cable Franchise

Ohio statewide video service authorization legislation was introduced on March 15, 2007 and signed by the Governor on May 9, 2007. This legislation allows the Company to apply for one statewide video franchise agreement rather than negotiating individual agreements with all local entities in Ohio. The Act holds no build-out requirements for the Company, allows for no ongoing additional fees above the federally authorized 5% and holds PEG requirements to a minimum. On October 31, 2007, CBET applied for statewide video service authorization which was granted in December 2007. CBET is now authorized to provide service in our self-described territory with only 10-day notification to the municipality and other providers. The authorization can be amended to include additional territory with mere notification to the state.

Recently Issued Accounting Standards

SFAS No. 157, “Fair Value Measurements,” was issued in September 2006. The objective of the Statement is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. As it relates to financial assets and liabilities, SFAS No. 157 will be effective for interim and annual reporting periods beginning after November 15, 2007. Per FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” implementation of SFAS No. 157 to non-financial assets and liabilities will be effective for interim and annual reporting periods beginning after November 15, 2008. The Company expects the impact of SFAS No. 157 on financial assets and liabilities will be immaterial to its Consolidated Financial Statements. The Company has not yet assessed the impact of this Statement related to non-financial assets and liabilities on its Consolidated Financial Statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued in February 2007. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for the first fiscal year that begins after November 15, 2007. The Company does not expect to implement the alternative treatment afforded by SFAS No.159.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” was issued in December 2007. SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS No. 160, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries, and there will be separate disclosure on the face of the income statement of the attribution of income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS No. 160 will be effective for the first fiscal year beginning on or after December 15, 2008, and earlier application is prohibited. SFAS No. 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. The Company has not yet assessed the impact of this Statement on the Company’s financial statements.

SFAS No. 141(R), “Business Combinations,” was issued in December 2007. SFAS No. 141(R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be presented at fair value at the acquisition date and included on that basis in the purchase price consideration, and transaction costs will be expensed as incurred. SFAS No. 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS No. 141(R) is effective for the first fiscal year beginning after December 15, 2008. The Company has not yet assessed the impact of this statement on the Company’s financial statements.

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

The Company has entered into a series of fixed-to-variable interest rate swaps with total notional amounts of $450 million that qualify for fair value hedge accounting. Fair value hedges offset changes in the fair value of underlying assets and liabilities. The Company’s interest rate swaps at December 31, 2007 and 2006 are recorded at their fair value, and the carrying values of the underlying liabilities hedged (the 7% Notes and 8 3/8% Notes) are adjusted by the same corresponding value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of the interest rate swap contracts was an asset of $2.9 million and a liability of $13.5 million at December 31, 2007 and 2006, respectively. A hypothetical 10% change in market interest rates at December 31, 2007 and 2006 would change the fair value of the interest rate swap contracts by approximately $12 million and $13 million, respectively.

The following table sets forth the face amounts, maturity dates, and average interest rates for the fixed and variable-rate debt, excluding capital leases, net unamortized premiums, and the fair value of the interest rate swaps held by the Company at December 31, 2007:

(dollars in millions)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed-rate debt:	$0.2	$0.1	—	—	—	$1,635.5	$1,635.8	$1,583.8
Average interest rate on fixed-rate debt	4.3%	4.3%	—	—	—	7.6%	7.6%	—
Variable-rate debt:	$4.0	$4.0	$59.0	$97.0	$177.0	—	$341.0	$335.1
Average interest rate on variable-rate debt (1)	6.8%	6.8%	7.3%	6.8%	6.4%	—	6.7%	—

(1)	Based on the average rate in effect during 2007.

At December 31, 2006, the carrying value and fair value of fixed-rate debt was $1,667.7 million and $1,708.6 million, respectively. At December 31, 2006, both the carrying value and fair value of variable-rate debt were $395.0 million. Including the impact of the $450 million notional amounts of interest rate swap agreements, approximately 60% of the Company’s indebtedness was based on fixed interest rates at December 31, 2007 and 2006, respectively.

Item 8. Financial Statements and Supplementary Schedules

Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Cincinnati Bell Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a — 15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

February 26, 2008

/s/ John F. Cassidy
John F. Cassidy
President and Chief Executive Officer

/s/ Brian A. Ross
Brian A. Ross
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell Inc.

We have audited the internal control over financial reporting of Cincinnati Bell Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 26, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s adoption of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, elected application effective January 1, 2006, FASB Statement No. 123(R), Share-Based Payment, effective January 1, 2006, FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective December 31, 2006, and the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell Inc.

We have audited the accompanying consolidated balance sheets of Cincinnati Bell Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareowners’ equity (deficit) and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule (Schedule II). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cincinnati Bell Inc. at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, effective January 1, 2006, the Company elected application of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123(R), Share-Based Payment. As discussed in Note 9 to the consolidated financial statements, the Company adopted the provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective December 31, 2006. As discussed in Note 13 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 26, 2008

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Millions of Dollars, Except Per Share Amounts)

	Year Ended December 31,
	2007	2006	2005
Revenue
Services	$1,155.4	$1,100.2	$1,076.9
Products	193.2	169.9	132.7

Total revenue	1,348.6	1,270.1	1,209.6

Costs and expenses
Cost of services	408.5	384.8	363.5
Cost of products sold	201.2	183.5	148.8
Selling, general and administrative	265.9	244.2	221.0
Depreciation	147.1	138.6	174.7
Amortization	3.7	4.4	—
Shareholder claim settlement	—	6.3	—
Restructuring charges	39.8	3.4	1.1
Asset impairments and other charges	—	—	41.7
Gain on sale of broadband assets	—	(7.6)	—

Total operating costs and expenses	1,066.2	957.6	950.8

Operating income	282.4	312.5	258.8
Minority interest income	—	(0.5)	(11.0)
Interest expense	154.9	162.1	184.4
Loss on extinguishment of debt	0.7	0.1	99.8
Other income, net	(3.1)	(3.8)	(4.2)

Income (loss) before income taxes	129.9	154.6	(10.2)
Income tax expense	56.7	68.3	54.3

Net income (loss)	73.2	86.3	(64.5)
Preferred stock dividends	10.4	10.4	10.4

Net income (loss) applicable to common shareowners	$62.8	$75.9	$(74.9)

Basic earnings (loss) per common share	$0.25	$0.31	$(0.30)

Diluted earnings (loss) per common share	$0.24	$0.30	$(0.30)

Weighted average common shares outstanding (millions)
Basic	247.4	246.8	245.9
Diluted	256.8	253.3	245.9

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.

CONSOLIDATED BALANCE SHEETS

(Millions of Dollars, Except Share Amounts)

	As of December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$26.1	$79.4
Receivables, less allowances of $17.1 and $15.2	176.5	161.9
Inventory, materials and supplies	31.2	24.9
Deferred income tax benefits, net	72.8	63.3
Prepaid expenses and other current assets	11.1	17.9

Total current assets	317.7	347.4
Property, plant and equipment, net	933.7	818.8
Goodwill	62.4	53.3
Intangible assets, net	121.2	112.9
Deferred income tax benefits, net	523.4	631.4
Other noncurrent assets	61.2	50.0

Total assets	$2,019.6	$2,013.8

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$7.8	$7.3
Accounts payable	105.5	74.1
Current portion of unearned revenue and customer deposits	47.4	42.9
Accrued taxes	15.2	52.8
Accrued interest	49.4	52.1
Accrued payroll and benefits	44.8	43.8
Other current liabilities	47.5	45.9

Total current liabilities	317.6	318.9
Long-term debt, less current portion	2,001.9	2,065.9
Accrued pension and postretirement benefits	291.7	359.6
Other noncurrent liabilities	76.0	61.0

Total liabilities	2,687.2	2,805.4

Commitments and contingencies

Shareowners’ deficit
Preferred Stock 2,357,299 shares authorized; 155,250 (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2007 and 2006; liquidation preference $1,000 per share ( $50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 256,652,787 and 255,669,983 shares issued; 248,357,332 and 247,471,538 outstanding at December 31, 2007 and 2006	2.6	2.6
Additional paid-in capital	2,922.7	2,924.9
Accumulated deficit	(3,459.1)	(3,527.2)
Accumulated other comprehensive loss	(115.9)	(174.5)
Common shares in treasury, at cost:
8,295,455 and 8,198,445 shares at December 31, 2007 and 2006	(147.3)	(146.8)

Total shareowners’ deficit	(667.6)	(791.6)

Total liabilities and shareowners’ deficit	$2,019.6	$2,013.8

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$73.2	$86.3	$(64.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	147.1	138.6	174.7
Amortization	3.7	4.4	—
Gain on sale of broadband assets	—	(7.6)	—
Asset impairments and other charges	—	—	41.7
Loss on extinguishment of debt	0.7	0.1	99.8
Provision for loss on receivables	15.2	14.0	14.3
Noncash interest expense	5.0	4.9	22.4
Minority interest income	—	(0.5)	(11.0)
Deferred income tax expense, including valuation allowance change	51.7	62.4	52.5
Pension and other postretirement expense in excess of payments	19.2	28.1	32.3
Other, net	4.0	(2.1)	(0.1)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in receivables	(27.8)	(15.0)	(33.5)
Increase in inventory, materials, supplies, prepaids and other current assets	(7.3)	(6.2)	(2.1)
Increase in accounts payable	19.8	4.1	10.9
Increase (decrease) in accrued and other current liabilities	(28.7)	23.3	(13.4)
Decrease (increase) in other long-term assets	(0.7)	0.5	(3.2)
Increase (decrease) in other long-term liabilities	33.7	(0.6)	1.5

Net cash provided by operating activities	308.8	334.7	322.3

Cash flows from investing activities
Capital expenditures	(233.8)	(151.3)	(143.0)
Acquisitions of businesses and remaining minority interest in CBW	(23.6)	(86.7)	—
Purchase and deposit — wireless licenses	(4.4)	(37.1)	—
Proceeds from sale of investment	—	5.7	—
Proceeds from sale of broadband assets	—	4.7	—
Other, net	(1.7)	4.7	0.3

Net cash used in investing activities	(263.5)	(260.0)	(142.7)

Cash flows from financing activities
Issuance of long-term debt	75.6	—	752.1
Increase in corporate credit facility, net	55.0	—	—
Repayment of debt	(219.1)	(13.3)	(903.3)
Debt issuance costs and consent fees	(1.3)	—	(21.9)
Issuance of common shares — exercise of stock options	2.5	1.9	2.5
Preferred stock dividends	(10.4)	(10.4)	(10.4)
Other	(0.9)	0.8	2.2

Net cash used in financing activities	(98.6)	(21.0)	(178.8)

Net increase (decrease) in cash and cash equivalents	(53.3)	53.7	0.8
Cash and cash equivalents at beginning of year	79.4	25.7	24.9

Cash and cash equivalents at end of year	$26.1	$79.4	$25.7

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME (LOSS)

(in Millions)

	6 3/4% Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares		Total
	Shares	Amount	Shares	Amount				Shares	Amount

Balance at December 31, 2004	3.1	$129.4	253.3	$2.5	$2,934.5	$(3,540.0)	$(5.5)	(7.9)	$(145.4)	$(624.5)

Net loss	—	—	—	—	—	(64.5)	—	—	—	(64.5)
Additional minimum pension liability adjustment, net of taxes of $24.6	—	—	—	—	—	—	(44.1)	—	—	(44.1)

Comprehensive loss										(108.6)
Shares issued under employee plans and other	—	—	1.7	0.1	4.0	—	—	—	(0.1)	4.0
Stock-based compensation	—	—	—	—	1.8	—	—	—	—	1.8
Dividends on 6 3/4% preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2005	3.1	129.4	255.0	2.6	2,929.9	(3,604.5)	(49.6)	(7.9)	(145.5)	(737.7)

Adjustment to opening accumulated deficit, net of taxes of $5.2	—	—	—	—	—	(9.0)	—	—	—	(9.0)

Net income	—	—	—	—	—	86.3	—	—	—	86.3
Additional minimum pension liability adjustment, net of taxes of $(1.4)	—	—	—	—	—	—	2.2	—	—	2.2

Comprehensive income										88.5
Shares issued (purchased) under employee plans and other	—	—	0.7	—	2.1	—	—	(0.3)	(1.3)	0.8
Stock-based compensation	—	—	—	—	2.5	—	—	—	—	2.5
Dividends on 6 3/4% preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)
Adjustment to initially apply SFAS No. 158, net of taxes of $73.3	—	—	—	—	—	—	(127.1)	—	—	(127.1)
Other	—	—	—	—	0.8	—	—	—	—	0.8

Balance at December 31, 2006	3.1	129.4	255.7	2.6	2,924.9	(3,527.2)	(174.5)	(8.2)	(146.8)	(791.6)

Adjustment to opening accumulated deficit	—	—	—	—	—	(5.1)	—	—	—	(5.1)

Net income	—	—	—	—	—	73.2	—	—	—	73.2
Amortization of pension and postretirement costs, net of taxes of ($7.0)	—	—	—	—	—	—	12.2	—	—	12.2
Remeasurement of pension and postretirement liabilities and other, net of taxes of ($27.1)	—	—	—	—	—	—	46.4	—	—	46.4

Comprehensive income										131.8
Shares issued (purchased) under employee plans and other	—	—	1.0	—	2.1	—	—	(0.1)	(0.5)	1.6
Stock-based compensation	—	—	—	—	6.1	—	—	—	—	6.1
Dividends on 6 3/4% preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2007	3.1	$129.4	256.7	$2.6	$2,922.7	$(3,459.1)	$(115.9)	(8.3)	$(147.3)	$(667.6)

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies

Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company”) provides diversified telecommunications services through businesses in three segments: Wireline, Wireless and Technology Solutions. See Note 15 for information on changes to the Company’s reportable segments.

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

Additionally, because approximately 40% of the Company’s workforce is party to collective bargaining agreements, which expire in May 2008, a dispute or failed renegotiation of the collective bargaining agreements could have a material adverse effect on the business. On January 31, 2008, the Company and the Communication Workers of America (“CWA”) reached a tentative agreement on a new labor contract. The new agreement is subject to ratification by the local CWA membership.

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

Accounts Receivables — Accounts receivables consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2007 and 2006, unbilled receivables totaled $28.9 million and $25.3 million, respectively. Expected credit losses related to trade receivables are recorded as an allowance for uncollectible accounts in the Consolidated Balance Sheets. The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for uncollectible accounts.

Inventory, Materials, and Supplies — Inventory, materials, and supplies consists of wireless handsets, wireline network components, various telephony and IT equipment to be sold to customers, maintenance inventories, and other materials and supplies, which are carried at the lower of average cost or market.

Property, Plant and Equipment — Property, plant and equipment is stated at original cost and presented net of accumulated depreciation and impairment charges. Most of the Wireline network property, plant and equipment used to generate its voice and data revenue is depreciated using the group method, which develops a depreciation rate (annually) based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. The estimated life of the group changes as the composition of the group of assets and their related lives change. Provision for depreciation of other property, plant and equipment, other than leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life or term of the lease, including option renewal periods if renewal of the lease is reasonably assured.

Additions and improvements, including interest and certain labor costs incurred during a construction period, are capitalized, while expenditures that do not enhance the asset or extend its useful life are charged to operating expenses as incurred. Capitalized interest for 2007, 2006, and 2005 was $3.6 million, $1.0 million, and $0.6 million, respectively. The increase in 2007 relates to capitalized interest during the construction of the Company’s third generation (“3G”) wireless network and new data center facilities.

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

Goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. The impairment test for goodwill involves comparing the estimated fair value of the reporting unit based on discounted future cash flows to the unit’s carrying value. The impairment test for indefinite-lived intangibles consists of comparing the estimated fair value of the intangible asset to its carrying value. For each intangible tested, the carrying values were lower than the estimated fair values, and no impairment charges were recorded in 2007, 2006, and 2005.

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

From 2003 through June 2006, the Company transitioned its wireless customers from its legacy Time Division Multiple Access (“TDMA”) network to its Global System for Mobile Communications (“GSM”) network. Although the Company had shortened the useful lives of the TDMA equipment to December 31, 2006, the Company incurred charges of $42.3 million to write down the recorded value of TDMA assets that were retired in 2005 and TDMA assets that could no longer support their recorded value. These charges were included in “Asset impairments and other charges” in the Consolidated Statement of Operations. The Company wrote down the assets to fair value, which was calculated based on the appraised amount at which the assets could be sold in a current transaction between willing parties.

Investments — The Company has certain investments that do not have readily determinable fair market values. Investments over which the Company exercises significant influence are recorded under the equity method. The Company had no equity method investments at December 31, 2007, and had equity method investments with a carrying value of $0.6 million at December 31, 2006. Investments in which the Company owns less than 20% and cannot exercise significant influence over the investee operations are recorded at cost. The carrying value of these investments was approximately $2.3 million and $1.8 million as of December 31, 2007 and 2006, respectively. Investments are reviewed annually for impairment. If the carrying value of the investment exceeds its estimated fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference. The Company estimates fair value using external information and discounted cash flow analyses. In 2007, the Company received a one-time dividend of $1.9 million from a cost investment. During 2006, the Company sold a cost investment and recorded a gain of $3.2 million. These gains are included in “Other income, net” in the Consolidated Statements of Operations.

Revenue Recognition — The Company adheres to sales recognition principles described in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” issued by the SEC. Under SAB No. 104, sales are recognized when there is persuasive evidence of a sale arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Service revenue — The Company recognizes service revenue as services are provided. Revenue from local telephone and special access services, which are billed monthly prior to performance of service, and from prepaid wireless service, which is collected in advance, is not recognized upon billing or cash receipt but rather is deferred until the service is provided. Postpaid wireless, long distance, switched access, reciprocal compensation, and data and Internet product services are billed monthly in arrears. The Company bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the day of each billing cycle rarely coincides with the end of the Company’s reporting period for usage-based services such as postpaid wireless, long distance, and switched access, the Company must estimate service revenues earned but not yet billed. The Company bases its estimates upon historical usage and adjusts these estimates during the period in which the Company can determine actual usage, typically in the following reporting period.

Initial billings for Wireline service connection and activation are deferred and amortized into revenue on a straight-line basis over the average customer life. The associated connection and activation costs, to the extent of the upfront fees, are also deferred and amortized on a straight-line basis over the average customer life.

Data center services are also recognized as service is provided. Agreements with data center customers require certain levels of service or performance. Although the occurrence is rare, if the Company fails to meet these levels, customers may be able to receive service credits for their accounts. The Company records these credits against revenue when an event occurs that gives rise to such credits. In multi-year data center arrangements with increasing or decreasing monthly billings, revenues are recognized on a straight-line basis. Revenue for leased data center assets is also recognized on a straight-line basis over the contract term.

Technology Solutions professional services, including product installations, are recognized as the service is provided. Technology Solutions also provides maintenance services on telephony equipment under one to four year contract terms. This revenue is accounted for under Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” and is deferred and recognized ratably over the term of the underlying customer contract.

Products — The Company recognizes equipment revenue upon the completion of contractual obligations, such as shipment, delivery, installation, or customer acceptance. Wireless handset revenue and the related activation revenue are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Wireless equipment costs are also recognized upon handset sale, and are in excess of the related handset and activation revenue. The Company is a reseller of IT and telephony equipment and considers the criteria of Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” when recording revenue, such as title transfer, risk of product loss, and collection risk. Based on this guidance, these equipment revenues and associated costs have generally been recorded on a gross basis, rather than recording the revenues net of the associated costs. The Company benefits from vendor rebate plans, particularly rebates on hardware sold by Technology Solutions. The Company recognizes the rebates as an offset to costs of products sold upon sale of the related equipment to the customer.

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

The Company is a reseller of IT equipment, such as servers and routers, and often is contracted to install the IT equipment that it sells. The revenue recognition guidance in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” is applied, which requires vendor specific objective evidence (“VSOE”) in order to recognize the IT equipment separate from the installation. The Company both sells IT equipment without the installation service, and provides installation services without the IT equipment, and as such, has VSOE that permits the separation of the IT equipment from the installation services. The Company recognizes the IT equipment upon completion of its contractual obligations, generally upon delivery of the IT equipment to the customer, and recognizes installation service revenue upon completion of the installation.

Pricing of local services is generally subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition, and other public policy issues. Various regulatory rulings and interpretations could result in increases or decreases to revenue in future periods.

Advertising — Costs related to advertising are expensed as incurred and amounted to $26.4 million, $25.9 million, and $26.2 million in 2007, 2006, and 2005, respectively.

Legal Expenses — Legal costs incurred in connection with loss contingencies are expensed as incurred.

Income and Operating Taxes — The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. Deferred investment tax credits are being amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment. At December 31, 2007, the Company has $596.2 million of deferred tax assets. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $5.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. After recognizing the impact from the adoption of FIN 48, the Company had a $14.7 million liability recorded for unrecognized tax benefits as of January 1, 2007. At December 31, 2007, the Company has a $14.8 million liability recorded for unrecognized tax benefits. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $14.5 million. The Company does not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year. Refer to Note 13 of the Consolidated Financial Statements for further discussion related to income taxes.

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

The Company also incurs federal regulatory taxes on certain revenue producing transactions. The Company is permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and in fact, does not collect the tax from customers in certain instances. The amount recorded as revenue for 2007, 2006, and 2005 was $17.3 million, $15.3 million and $15.6 million, respectively. The amount expensed for 2007, 2006 and 2005 was $18.2 million, $20.0 million and $16.0 million, respectively. The Company records all other taxes collected from customers on a net basis.

Stock-Based Compensation — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” the Company values all share-based payments to employees, including grants of employee stock options, at fair value on the date of grant and expenses this amount over the applicable vesting period. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective application method, therefore prior periods were not restated. Under this method, SFAS No. 123(R) applies to new awards, awards modified, repurchased, or cancelled after January 1, 2006 and any unvested awards at that date. All outstanding stock option awards as of December 31, 2005 were fully vested and had no impact on the Company’s results of operations for 2006 or 2007. Prior to 2006, the Company recorded stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

The fair value of stock options is determined using the Black-Scholes option-pricing model using assumptions such as volatility, risk-free interest rate, holding period and dividends. The fair value of stock awards is based on the Company’s share price on the date of grant. For all share-based payments, an assumption is also made for the estimated forfeiture rate based on the historical behavior of employees. The forfeiture rate reduces the total fair value of the awards to be recognized as compensation expense. The Company’s policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. Refer to Note 14 of the Consolidated Financial Statements for further discussion related to stock-based compensation.

The following table illustrates the effect on net loss and basic and diluted loss per share if the Company had applied the provisions of SFAS No. 123(R) to stock-based compensation in 2005.

(dollars in millions except per share amounts)		Year Ended December 31, 2005
Net loss as reported		$(64.5)
Add: Stock-based compensation expense included in reported net loss, net of related tax benefits		1.1
Deduct: Stock-based compensation expense determined under fair value method, net of related tax benefits		(7.6)

Pro forma net loss		$(71.0)

Basic loss per share:	As reported	$(0.30)
	Pro forma	(0.33)
Diluted loss per share:	As reported	(0.30)
	Pro forma	(0.33)

Accounting for Termination Benefits — The Company has written severance plans covering both its management and union employees and, as such, accrues probable and estimable employee separation liabilities in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43.” These liabilities are based on the Company’s historical experience of severance, historical costs associated with severance, and management’s expectation of future severance.

The Company accrues for special termination benefits upon acceptance by an employee of any voluntary termination offer in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Also, the Company considers whether employee terminations give rise to a pension and postretirement curtailment charge under SFAS No. 88. The Company’s policy is that terminations in a calendar year involving 10% or more of the plan service years result in a curtailment of the pension or postretirement plan.

See Note 3 of the Consolidated Financial Statements for further discussion of the Company’s restructuring plans.

Derivative Financial Instruments — The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company employs derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements, a particular type of derivative financial instrument, involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The Company has entered into a series of interest rate swaps with total notional amounts of $450 million that qualify as fair value hedges. Fair value hedges offset changes in the fair value of underlying assets and liabilities. The interest rate swaps are recorded at their fair values and the carrying value of the underlying hedged indebtedness is adjusted by the same corresponding value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Recently Issued Accounting Standards

SFAS No. 157, “Fair Value Measurements,” was issued in September 2006. The objective of the Statement is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. As it relates to financial assets and liabilities, SFAS No. 157 will be effective for interim and annual reporting periods beginning after November 15, 2007. Per FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” implementation of SFAS No. 157 to non-financial assets and liabilities will be effective for interim and annual reporting periods beginning after November 15, 2008. The Company expects the impact of SFAS No. 157 on financial assets and liabilities will be immaterial to its Consolidated Financial Statements. The Company has not yet assessed the impact of this Statement related to non-financial assets and liabilities on its Consolidated Financial Statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued in February 2007. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for the first fiscal year that begins after November 15, 2007. The Company does not expect to implement the alternative treatment afforded by SFAS No. 159.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” was issued in December 2007. SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS No. 160, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries, and there will be separate disclosure on the face of the income statement of the attribution of income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS No. 160 will be effective for the first fiscal year beginning on or after December 15, 2008, and earlier application is prohibited. SFAS No. 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. The Company has not yet assessed the impact of this Statement on the Company’s financial statements.

SFAS No. 141(R), “Business Combinations,” was issued in December 2007. SFAS No. 141(R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be presented at fair value at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS No. 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS No. 141(R) is effective for the first fiscal year beginning after December 15, 2008. The Company has not yet assessed the impact of this statement on the Company’s financial statements.

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

	Year Ended December 31,
(in millions, except per share amounts)	2007	2006	2005
Numerator:
Net income (loss)	$73.2	$86.3	$(64.5)
Preferred stock dividends	10.4	10.4	10.4

Numerator for basic and diluted EPS	$62.8	$75.9	$(74.9)

Denominator:
Denominator for basic EPS — weighted average common shares outstanding	247.4	246.8	245.9
Warrants	7.1	5.1	—
Stock-based compensation arrangements	2.3	1.4	—

Denominator for diluted EPS	256.8	253.3	245.9

Basic earnings (loss) per common share	$0.25	$0.31	$(0.30)

Diluted earnings (loss) per common share	$0.24	$0.30	$(0.30)

Potentially issuable common shares excluded from denominator for diluted EPS due to anti-dilutive effect	36.5	37.7	45.0

3. Restructuring Charges

2007 Restructurings

In the fourth quarter of 2007, the Company announced a restructuring plan to reduce costs and increase operational efficiencies. As a result, the Company incurred a restructuring charge of $37.5 million, composed of the following:

•

Special termination pension and postretirement benefit of $8.2 million — The Company offered and, by December 31, 2007, 105 management employees accepted special termination benefits totaling $12 million. The Company determined that $8.2 million of these benefits have been earned through December 31, 2007 under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and this amount was therefore accrued as of December 31, 2007. Remaining termination benefits are subject to future service requirements as determined by the Company and will be amortized to expense over the future service period. The Company estimates these amounts to be approximately $2.6 million in 2008 and $1.2 million in 2009. See Note 9 to the Consolidated Financial Statements for further discussion of the special termination benefits.

•

Employee separation costs of $22.9 million — This represents severance costs for employees over the next five years that are primarily related to the Company’s need to downsize its Wireline operations to conform to the decreased access lines being served by the Company. These costs were recorded in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43,” as the Company has probable and estimable liabilities under its written severance plans.

•

Pension and postretirement curtailment charge of $6.4 million — Management terminations contemplated above represent approximately 10% of the plan service years for the management pension plan and 15% of the plan service years for the management postretirement benefits plan, resulting in a pension and postretirement plans curtailment charge of $6.4 million. See Note 9 to the Consolidated Financial Statements for further discussion relating to the curtailment charge.

The restructuring expense was associated with the Wireline segment for $34.0 million, Wireless for $2.1 million, Technology Solutions for $1.0 million, and Corporate for $0.4 million. At December 31, 2007, $4.5 million of the reserve related to employee separation was included in “Other current liabilities,” and $18.4 million was included in “Other noncurrent liabilities” in the Consolidated Balance Sheet. The special termination benefits and curtailment charges are included in “Accrued pension and postretirement benefits” in the Consolidated Balance Sheet at December 31, 2007.

In the first quarter of 2007, the Company incurred employee separation expense of $2.4 million related to the outsourcing of certain accounting functions and the reduction in workforce of various other administrative functions. All of the expense was associated with the Wireline segment and significantly all of it will be paid by the end of 2008. At December 31, 2007, $0.4 million of the reserve was included in “Other current liabilities,” and $0.1 million was included in “Other noncurrent liabilities” in the Consolidated Balance Sheet. The following table illustrates the activity in this reserve for 2007:

Type of costs (dollars in millions)	Initial Charge	Utilizations	Balance December 31, 2007
Employee separation obligations	$2.4	$(1.9)	$0.5

2006 Restructuring

In September 2006, the Company incurred employee separation expense of $3.0 million related to the outsourcing of certain supply chain functions to improve operating efficiencies. Substantially all of the expense was associated with the Wireline segment and will be fully paid by the end of 2008. At December 31, 2007, the reserve balance of $0.4 million was included in “Other current liabilities” in the Consolidated Balance Sheet. At December 31, 2006, $1.5 million of the reserve balance was included in “Other current liabilities” and $0.4 million was included in “Other noncurrent liabilities” in the Consolidated Balance Sheet.

The following table illustrates the activity in this reserve through December 31, 2007:

Type of costs (dollars in millions)	Initial Charge	Utilizations	Balance December 31, 2006	Income	Utilizations	Balance December 31, 2007
Employee separation obligations	$3.0	$(1.1)	$1.9	$(0.3)	$(1.2)	$0.4

2005 Restructuring

In late 2005, the Company incurred employee separation expense of $1.6 million related to the outsourcing of its directory assistance services. Substantially all of the expense was associated with the Wireline segment. The restructuring reserve balance of $0.1 million was included in “Other current liabilities” in the Consolidated Balance Sheet at December 31, 2006.

The following table illustrates the activity in this reserve through December 31, 2007:

Type of costs (dollars in millions)	Initial Charge	Utilizations	Balance December 31, 2005	Income	Utilizations	Balance December 31, 2006	Utilizations	Balance December 31, 2007
Employee separation obligations	$1.6	$(0.1)	$1.5	$(0.2)	$(1.2)	$0.1	$(0.1)	$—

2001 Restructuring

In 2001, the Company adopted a restructuring plan which included initiatives to consolidate data centers, reduce the Company’s expense structure, exit the network construction business, eliminate other non-strategic operations and merge the digital subscriber line (“DSL”) and certain dial-up Internet operations into the Company’s other operations. Impairment charges of $148.1 million and restructuring costs of $84.2 million were recorded in 2001 related to these initiatives. The cumulative restructuring charges incurred through December 31, 2007 for this plan total $95.0 million, composed of $72.2 million related to lease and other contract terminations, $22.4 million for employee separations, and $0.4 million for other exit costs. The Company completed the plan prior to 2003, except for certain lease obligations, which are expected to continue through 2015. Including amounts incurred to date, lease and other contract termination amounts are expected to total approximately $73.2 million.

The following table illustrates the activity in this reserve from December 31, 2004 through December 31, 2007:

Type of costs (dollars in millions)	Balance December 31, 2004	Income	Utilizations	Balance December 31, 2005	Expense	Utilizations	Balance December 31, 2006
Terminate contractual obligations	$10.1	$(0.5)	$(1.4)	$8.2	$0.6	$(1.6)	$7.2

Type of costs (dollars in millions)	Balance December 31, 2006	Expense	Utilizations	Balance December 31, 2007
Terminate contractual obligations	$7.2	$0.3	$(1.3)	$6.2

At December 31, 2007 and 2006, $1.3 million and $1.4 million, respectively, of the restructuring reserve balance was included in “Other current liabilities” in the Consolidated Balance Sheets. At December 31, 2007 and 2006, $4.9 million and $5.8 million, respectively, of the restructuring reserve balance was included in “Other noncurrent liabilities” in the Consolidated Balance Sheets.

4. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

(dollars in millions)	December 31,		Depreciable Lives (Years)
	2007	2006
Land and rights-of-way	$5.8	$5.7	20-Indefinite
Buildings and leasehold improvements	272.2	220.0	2-40
Telephone plant	2,245.9	2,148.8	2-50
Computer and telecommunications equipment	64.4	56.8	3-15
Furniture, fixtures, vehicles, and other	141.7	130.2	3-10
Construction in process	78.5	25.0	n/a

Gross value	2,808.5	2,586.5
Accumulated depreciation	(1,874.8)	(1,767.7)

	$933.7	$818.8

Gross property, plant and equipment includes $38.3 million and $32.3 million of assets accounted for as capital leases as of December 31, 2007 and 2006, respectively. These assets are included in the captions “Building and leasehold improvements,” “Computer and telecommunications equipment,” and “Furniture, fixtures, vehicles, and other.” Amortization of capital leases is included in “Depreciation” in the Consolidated Statements of Operations. Approximately 82%, 83%, and 90% of “Depreciation,” as presented in the Consolidated Statements of Operations in 2007, 2006 and 2005, respectively, was associated with the cost of providing services and products.

To satisfy increasing demand for existing voice minutes of use by customers as well as to provide enhanced data services such as streaming video, the Company is building a 3G network to deploy on the AWS spectrum purchased in 2006. As a result, lives of certain GSM assets were shortened in the fourth quarter of 2006 and depreciation was accelerated based on the new useful life. The increase in depreciation due to this acceleration was approximately $1.3 million in the fourth quarter of 2006 and $5.2 million in 2007.

In 2003, the Company shortened the estimated remaining economic useful life of its legacy TDMA wireless network to December 31, 2006 due to the expected migration of its TDMA customer base to its GSM network. In 2005, the Company incurred charges of $42.3 million to write down the recorded value of TDMA assets that were retired in 2005 and TDMA assets that could no longer support their recorded value. These charges were included in “Asset impairments and other charges” in the Consolidated Statement of Operations. The Company wrote down the assets to fair value, which was calculated based on the appraised amount at which the assets could be sold in a current transaction between willing parties.

Also, in 2005, the useful life of certain of the remaining TDMA assets was shortened from the December 31, 2006 date being used, and depreciation was accelerated. The increase in depreciation expense due to the shortened life in 2005 was $7.7 million.

Subsequent event

In February 2008, the Company purchased a building for $16.3 million, which it intends to convert into a data center facility.

5. Acquisitions of Businesses and Wireless Licenses

GramTel USA, Inc.

On December 31, 2007, the Company purchased GramTel USA, Inc. (“GramTel”), a data center business in South Bend, Indiana, for a purchase price of $20.3 million (including $0.6 million of accrued transaction costs), of which $19.0 million was paid in cash in 2007. The Company funded the purchase with its Corporate credit facility. The purchase price was primarily allocated to property, plant and equipment for $4.3 million, customer relationship intangible assets for $9.0 million, and goodwill for $7.0 million. The preliminary purchase price allocation for this transaction may be adjusted upon completion of the Company’s valuation of the assets and liabilities of the business. The Company anticipates both the goodwill and intangible assets to be fully deductible for tax purposes. The financial results will be included in the Technology Solutions segment.

Local Telecommunication Business

In March 2007, the Company purchased a local telecommunication business (“Lebanon”), which offers voice, data and cable TV services, in Lebanon, Ohio for a purchase price of $7.0 million, of which $4.6 million was paid in March 2007. The Company funded the purchase with its available cash. The purchase price was primarily allocated to property, plant and equipment for $4.4 million, customer relationship intangible assets for $1.5 million and goodwill for $2.1 million. The financial results have been included in the Wireline segment and were immaterial to the Company’s financial statements for the year ended December 31, 2007.

Acquisition of Remaining Interest in Cincinnati Bell Wireless LLC

In February 2006, the Company purchased the remaining 19.9% membership interest in Cincinnati Bell Wireless LLC (“CBW”). As a result, the Company paid purchase consideration of $83.0 million in cash and incurred transaction expenses of $0.2 million. CBW is now a wholly-owned subsidiary of the Company. The Company funded the purchase with its Corporate credit facility and available cash.

The transaction was accounted for as a step acquisition using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company applied the purchase price against the minority interest and then allocated the remainder to identifiable tangible and intangible assets and liabilities acquired as follows:

(dollars in millions)
Minority interest	$27.8
Intangible assets	42.1
Goodwill	10.2
Other	3.1

Total purchase price	$83.2

The purchase price allocation was based upon the estimated fair values as of February 2006 of the tangible and intangible assets and liabilities. Estimated fair value was compared to the book value already recorded, and 19.9% of the excess of estimated fair value over book value was allocated to the respective tangible and intangible assets and liabilities. The excess purchase price over the minority interest and fair value ascribed to the tangible and intangible assets and liabilities was recorded as goodwill. The Company anticipates both the goodwill and intangible assets to be fully deductible for tax purposes.

The following table presents detail of the purchase price allocated to intangible assets of CBW as of the date of acquisition:

(dollars in millions)	Fair Value	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships — subscribers	$11.6	7
Customer relationships — collocation towers	2.6	10
Contractual right — license	0.7	1

	14.9	7

Intangible assets not subject to amortization:
FCC Licenses	21.0	n/a
Trademarks	6.2	n/a

Total intangible assets	$42.1

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

This acquisition has no effect on the Company’s operating income, which historically has included 100% of CBW’s operating income. However, for periods after the acquisition date, the 19.9% minority interest in the net income (loss) of CBW was eliminated.

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

Automated Telecom Inc.

In May 2006, the Company purchased Automated Telecom Inc. (“ATI”), based in Louisville, Kentucky, for a purchase price of $3.5 million to expand its geographical presence in order to better serve its customers located outside of the greater Cincinnati area. ATI is a reseller of, and maintenance provider for, telephony equipment. The purchase price was primarily allocated to customer relationship intangible assets, deferred tax liabilities and goodwill. The financial results of ATI are included in the Technology Solutions segment and were immaterial to the Company’s financial statements for the years ended December 31, 2007 and 2006.

Wireless Licenses

In 2007, the Company deposited $4.4 million with the FCC for the opportunity to participate in the auction, which began in January 2008, for the purchase of additional wireless spectrum. If the Company is not a winning bidder and does not purchase spectrum, the FCC will return the deposit in full to the Company. Such deposit is included in “Other noncurrent assets” in the Consolidated Balance Sheet.

In 2006, the Company purchased 20 MHz of advanced wireless spectrum for the Cincinnati and Dayton, Ohio regions and 10 MHz for the Indianapolis, Indiana region in the FCC Advanced Wireless Services spectrum auction for $37.1 million, which is included in “Intangible assets, net” in the Consolidated Balance Sheets. To satisfy increasing demand for existing voice minutes of use by customers as well as to provide enhanced data services such as streaming video, the Company is building a 3G network in its Cincinnati and Dayton regions to deploy on the newly purchased AWS spectrum. The Company expects the 3G network to be operational in 2008. The Company is considering its options with respect to the Indianapolis spectrum, which include expansion of its wireless operations into this area or lease of the spectrum to another wireless provider.

Subsequent Event

In November 2007, the Company signed a definitive purchase agreement to purchase the assets of eGIX, Inc. (“eGIX”) for approximately $18.0 million and contingent consideration up to $5.2 million. eGIX is located in Carmel, Indiana and provides advanced data and voice services to businesses throughout the Midwest. The transaction was completed in February 2008.

6. Goodwill and Intangible Assets

Goodwill

As of December 31, 2007 and 2006, goodwill totaled $62.4 million and $53.3 million, respectively. The changes in the carrying amount of goodwill for the year ended December 31, 2007, are as follows:

(dollars in millions)	Wireless	Wireline	Technology Solutions	Total
Balance as of December 31, 2006	$50.3	$0.8	$2.2	$53.3
Acquired during the year	—	2.1	7.0	9.1

Balance as of December 31, 2007	$50.3	$2.9	$9.2	$62.4

Intangible Assets

Summarized below are the carrying values for the major classes of intangible assets:

		December 31, 2007		December 31, 2006
(dollars in millions)	Weighted Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships
Wireline	8	$1.5	$(0.3)	$—	$—
Wireless	8	14.2	(6.4)	14.2	(3.4)
Technology Solutions	7	11.0	(0.7)	2.0	(0.3)

		$26.7	$(7.4)	$16.2	$(3.7)
Wireless — Contractual right — license	1	$0.7	$(0.7)	$0.7	$(0.7)
Intangible assets not subject to amortization:
Wireless — FCC licenses	n/a	$95.7	$—	$94.2	$—
Wireless — Trademarks	n/a	6.2	—	6.2	—

The increase in customer relationships for the year ended December 31, 2007 compared to December 31, 2006 was attributable to the acquisitions of GramTel and Lebanon during 2007. See Note 5 of the Consolidated Financial Statements for further discussion. The increase in FCC licenses was due to the capitalization of interest during the construction of the 3G wireless network.

Amortization expense for intangible assets subject to amortization was $3.7 million in 2007, $4.4 million for 2006 and none in 2005. The following table presents estimated amortization expense for 2008 through 2012, subject to adjustment for finalization of the GramTel purchase price allocation and future acquisitions:

(dollars in millions)
2008	$3.9
2009	3.2
2010	2.9
2011	2.3
2012	2.1

7. Debt

Debt is comprised of the following:

	December 31,
(dollars in millions)	2007	2006
Current portion of long-term debt:
Credit facility, Tranche B Term Loan	$4.0	$4.0
Capital lease obligations and other debt	3.8	3.3

Current portion of long-term debt	7.8	7.3

Long-term debt, less current portion:
Credit facility, revolver	55.0	—
Credit facility, Tranche B Term Loan	207.0	391.0
7 1/4% Senior Notes due 2013	470.5	496.9
8 3/8% Senior Subordinated Notes due 2014*	637.4	631.5
7% Senior Notes due 2015*	250.6	245.0
7 1/4% Senior Notes due 2023	50.0	50.0
Accounts Receivable Securitization Facility	75.0	—
Various Cincinnati Bell Telephone notes	230.0	230.0
Capital lease obligations and other debt	25.8	20.7

	2,001.3	2,065.1
Net unamortized premiums	0.6	0.8

Long-term debt, less current portion	2,001.9	2,065.9

Total debt	$2,009.7	$2,073.2

*	The face amount of these notes has been adjusted for the fair value of interest rate swaps classified as fair value derivatives at December 31, 2007 and 2006.

Accounts Receivable Securitization Facility

In March 2007, the Company and certain subsidiaries entered into an accounts receivable securitization facility (“receivables facility”), which permits borrowings of up to $80 million, depending on the level of eligible receivables and other factors. The receivables facility has a term of five years, expiring in March 2012. Under the receivables facility, Cincinnati Bell Telephone Company LLC (“CBT”), Cincinnati Bell Extended Territories LLC (“CBET”), CBW, Cincinnati Bell Any Distance Inc., and Cincinnati Bell Complete Protection Inc. sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”), a wholly-owned limited liability company. In turn, CBF grants, without recourse, a senior undivided interest in the pooled receivables to commercial paper conduits in exchange for cash while maintaining a subordinated undivided interest, in the form of over-collateralization, in the pooled receivables. The Company has agreed to continue servicing the receivables for CBF at market rates; accordingly, no servicing asset or liability has been recorded.

Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and as such are not available to creditors of other subsidiaries or the parent company.

For the purposes of consolidated financial reporting, the receivables facility is accounted for as a secured financing. Because CBF has the ability to prepay the receivables facility at any time by making a cash payment and effectively repurchasing the receivables transferred pursuant to the facility, the transfers do not qualify for “sale” treatment on a consolidated basis under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement 125.” Based on eligible receivables at December 31, 2007, the Company’s borrowing limit under the receivables facility was $80 million, of which the Company had borrowed $75.0 million. Interest on the receivables facility is based on the federal funds rate plus one-half percent and was $3.4 million for 2007. The average interest rate on the receivables facility was 5.9% in 2007.

Corporate Credit Facilities

Cincinnati Bell Inc. (“CBI”), the parent company, entered into a new corporate credit facility (“Corporate credit facility”) in February 2005. The $250.0 million revolving line of credit under the Corporate credit facility terminates in February 2010. Borrowings under the revolving credit facility bear interest, at the Company’s election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. The applicable margin is based on certain Company financial ratios and ranges between 1.25% and 2.25% for LIBOR rate advances, and 0.25% and 1.25% for base rate advances. Base rate is the higher of the bank prime rate or the federal funds rate plus one-half percent.

In August 2005, the Company amended the Corporate credit facility to include a $400 million term loan (“Tranche B Term Loan”). The proceeds from the Tranche B Term Loan and additional borrowings under the Corporate credit facility were used to retire 16% Senior Subordinated Discount Notes due 2009 (“16% Notes”) for $447.8 million. The Company recorded a loss on debt extinguishment totaling $91.9 million in 2005 on the paydown of the 16% Notes, composed of $55.1 million for the premium paid, $27.7 million for the write-off of the unamortized discount, and $9.1 million for the write-off of the unamortized deferred financing fees. The Tranche B Term Loan bears interest at a per annum rate equal to, at the Company’s option, LIBOR plus 1.50% or the base rate plus 0.50%. The original maturity schedule for the Tranche B Term Loan was quarterly principal payments of $1.0 million beginning December 31, 2005 through September 30, 2011, and then in four quarterly installments of $94.0 million ending on August 31, 2012. In 2007, the Company repaid $184.0 million of the Tranche B Term Loan, using proceeds of $75.0 million from borrowings under the receivables facility and the remainder from available cash. The Company recorded a loss on extinguishment of debt of $0.4 million in 2007 for the repayment of the Tranche B Term Loan. The balance on the Tranche B Term Loan was $211.0 million at December 31, 2007.

As of December 31, 2007, the Company had $55.0 million outstanding borrowings under its revolving credit facility, and had outstanding letters of credit totaling $27.1 million, leaving $167.9 million in additional borrowing availability under its Corporate credit facility. Outstanding letters of credit at December 31, 2007 include one issued for $23.0 million in December 2007 for the benefit of a data center customer. This permits the customer to draw on the letter of credit if the Company is not able to perform its data center contractual obligations due to bankruptcy. The Company agreed to issue the letter of credit because the customer prepaid $21.5 million for data center services.

Voluntary prepayments of the Corporate credit facility and voluntary reductions of the unutilized portion of the revolving line of credit are permitted at any time at no cost to the Company. The average interest rate charged on borrowings under the Corporate credit facility was 6.9%, 6.6% and 5.6% in 2007, 2006 and 2005, respectively. The Company recorded interest expense of $18.8 million, $27.9 million and $9.5 million in 2007, 2006, and 2005, respectively.

Under the Corporate credit facility, the Company pays commitment fees to the lenders on a quarterly basis related to the Corporate credit facility at an annual rate equal to 0.50% of the unused amount of borrowings on the revolving line of credit. Additionally, the Company pays letter of credit fees on outstanding letters of credit based on certain Company financial ratios and ranges between 1.25% and 2.25%. These commitment fees were $1.3 million, $1.2 million and $1.4 million in 2007, 2006 and 2005, respectively.

The Company and all its future or existing subsidiaries (other than CBT, CBET, CBF and certain immaterial subsidiaries) guarantee borrowings of Cincinnati Bell Inc. under the Corporate credit facility. Each of the Company’s current subsidiaries that is a guarantor of the Corporate credit facility is also a guarantor of the 7%

Senior Notes, 7 1/4% Notes due 2013, and 8 3/8% Notes, with certain immaterial exceptions. Refer to Note 18 for supplemental guarantor information. The Company’s obligations under the Corporate credit facility are also collateralized by perfected first priority pledges and security interests in the following:

•	substantially all of the equity interests of the Company’s subsidiaries (other than subsidiaries of CBT, CBF and certain immaterial subsidiaries); and

•	certain personal property and intellectual property of the Company and its subsidiaries (other than that of CBT, CBET, CBF and certain immaterial subsidiaries).

The guarantee and security reflect the addition of CBW as a guarantor and certain of its assets as collateral due to its status as a wholly-owned subsidiary effective February 14, 2006 due to the Company’s purchase of the remaining minority ownership interest in CBW on that date.

The Corporate credit facility financial covenants require that the Company maintain certain leverage, interest coverage and fixed charge ratios. The facilities also contain certain covenants which, among other things, restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company were in default under the Corporate credit facility, no additional borrowings under this facility would be available until the default was waived or cured. The credit facilities provide for customary events of default, including a cross-default provision for failure to make any payment when due or permitted acceleration due to a default, both in respect to any other existing debt instrument having an aggregate principal amount that exceeds $35 million. The Company is in compliance with its Corporate credit facility covenants.

The Company has a right to request, but no lender is committed to provide, an increase in the aggregate amount of the Corporate credit facility, up to $500.0 million in incremental borrowings, which may be structured at the Company’s option as term debt or revolving debt.

Various issuances of the Company’s public debt, which include the 7 1/4% Senior Notes due 2013, the 8 3/8% Senior Subordinated Notes due 2014, and the 7% Senior Notes due 2015, contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. Restricted payments include common stock dividends, repurchase of common stock, and certain public debt repayments. The Company believes it has sufficient ability under its public debt indentures to make its intended restricted payments in 2008. The Company is in compliance with its public debt indentures as of the date of this filing.

7 1/4% Senior Notes due 2013

In July 2003, the Company issued $500 million of 7 1/4% Senior Notes due 2013 (“7 1/4% Notes due 2013”). Net proceeds, after deducting fees and expenses, totaled $488.8 million and were used to prepay term credit facilities and permanently reduce commitments under the Company’s then-existing revolving credit facility. Interest on the 7 1/4% Notes due 2013 is payable in cash semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2004. The 7 1/4% Notes due 2013 are unsecured senior obligations and rank equally with all of the Company’s existing and future senior debt and rank senior to all existing and future subordinated debt. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate credit facility is also a guarantor of the 7 1/4% Notes due 2013 on an unsecured basis with certain immaterial exceptions. The indenture governing the 7 1/4% Notes due 2013 contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing 7 1/4% Notes due 2013 provides for customary events of default, including a cross-default provision for failure for both non-payment at final maturity or acceleration due to a default of any other existing debt instrument that exceeds $20 million. The Company may redeem the 7 1/4% Notes due 2013 for a redemption price of 103.625%,

102.417%, 101.208%, and 100.000% after July 15, 2008, 2009, 2010, and 2011, respectively. The Company recorded interest expense of $35.3 million in 2007 and $36.2 million in 2006 and 2005 related to these senior notes. In January 2005, the Company paid $9.7 million in consent fees to permit the Company to refinance its 16% Notes with new debt that would be pari passu to the 7 1/4% Notes due 2013.

In 2007 and 2006, the Company purchased and extinguished $26.4 million and $3.1 million, respectively, of 7 1/4% Notes due 2013 and recognized a loss on extinguishment of debt of $0.4 million and $0.1 million, respectively.

8 3/8% Senior Subordinated Notes due 2014

In November 2003, the Company issued $540 million of 8 3/8% Senior Subordinated Notes due 2014 (“8 3/8% Notes”). The net proceeds, after deducting fees and expenses, totaled $528.2 million and were used to purchase all of the Company’s then outstanding Convertible Subordinated Notes due 2009, which bore interest at a rate of 9%, at a discounted price equal to 97% of their accreted value.

In February 2005, the Company issued an additional $100 million of debt securities pursuant to the existing indenture. Net proceeds from this issuance together with those of the 7% Notes and amounts under the Corporate credit facility were used to repay and terminate the prior credit facility and pay consent fees associated with an amendment to the indenture for the 7 1/4% Notes due 2013. A loss on debt extinguishment of $7.9 million was recognized on the prior credit facility for the write-off of deferred financing fees. All of the 8 3/8% Notes constitute a single class of security with the same terms and are fixed rate bonds to maturity.

Interest on the 8 3/8% Notes is payable in cash semi-annually in arrears on January 15 and July 15, commencing on July 15, 2004. The 8 3/8% Notes are unsecured senior subordinated obligations, ranking junior to all existing and future senior indebtedness of the Company. The 8 3/8% Notes rank equally with all of the Company’s existing and future senior subordinated debt and rank senior to all future subordinated debt. The 8 3/8% Notes are guaranteed on an unsecured senior subordinated basis by each of the Company’s current subsidiaries that is a guarantor under the Corporate credit facility, with certain immaterial exceptions. The indenture governing the 8 3/8% Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 3/8% Notes provides for customary events of default, including a cross-default provision for both nonpayment at final maturity or acceleration due to a default of any other existing debt instrument that exceeds $20 million. The Company may redeem the 8 3/8% Notes for a redemption price of 104.188%, 102.792%, 101.396%, and 100.000% after January 15, 2009, 2010, 2011, and 2012, respectively. The Company incurred $53.6 million of interest expense in 2007 and 2006 and $52.5 million of interest expense in 2005 related to these notes.

In late 2007, the Company purchased and extinguished $5.0 million of 8 3/8% Notes and recognized a gain on extinguishment of debt of $0.1 million.

7% Senior Notes due 2015

In February 2005, the Company sold $250 million of 7% Senior Notes due 2015 (“7% Notes”). Net proceeds from this issuance together with those of other concurrently issued bonds and amounts under the Corporate credit facility were used to repay and terminate the prior credit facility and pay consent fees associated with an amendment to the indenture for the 7 1/4% Notes due 2013. The 7% Notes are fixed rate bonds to maturity.

Interest on the 7% Notes is payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing August 15, 2005. The 7% Notes are unsecured senior obligations ranking equally with all existing and future senior debt and ranking senior to all existing senior subordinated indebtedness, including senior subordinated notes, and subordinated indebtedness. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate credit facility is also a guarantor of the 7% Notes on an unsecured senior basis, with certain immaterial exceptions. The indenture governing the 7% Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 7% Notes provides for customary events of default, including a cross-default provision for both nonpayment at final maturity or acceleration due to a default of any other existing debt instrument that exceeds $20 million.

The Company may redeem the 7% Notes for a redemption price of 103.500%, 102.333%, 101.167%, and 100.000% after February 15, 2010, 2011, 2012 and 2013, respectively. At any time prior to February 15, 2010, the Company may redeem all or part of the 7% Notes at a redemption price equal to the sum of 1) 100% of the principal, plus 2) the greater of (a) 1% of the face value of the 7% Notes to be redeemed, or (b) the excess over the principal amount of the sum of the present values of (i) 103.5% of the face value of the 7% Notes, and (ii) interest payments due from the date of redemption through February 15, 2010, in each case discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rates plus one-half percent, plus 3) accrued and unpaid interest, if any, to the date of redemption. The Company incurred interest expense related to these notes of $17.5 million in 2007 and 2006 and $15.3 million in 2005.

7 1/4% Senior Notes due 2023

In July 1993, the Company issued $50 million of 7 1/4% Senior Notes due 2023. The indenture related to these 7 1/4% Senior Notes due 2023 does not subject the Company to restrictive financial covenants, but it does contain a covenant providing that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding 7 1/4% Senior Notes due 2023 equally and ratably with the indebtedness or obligations secured by such liens. The 7 1/4% Senior Notes due 2023 are collateralized on a basis consistent with the Corporate credit facility. Interest on the 7 1/4% Senior Notes due 2023 is payable semi-annually on June 15 and December 15. The Company may not redeem the 7 1/4% Senior Notes due 2023 prior to maturity. The indenture governing the 7 1/ 4% Senior Notes due 2023 provides for customary events of default, including a cross-default provision for failure to make any payment when due or permitted acceleration due to a default of any other existing debt instrument that exceeds $20 million. The Company recorded $3.6 million of interest expense related to these notes in each of 2007, 2006, and 2005.

Cincinnati Bell Telephone Notes

CBT issued $80 million in unsecured notes that are guaranteed on a subordinated basis by Cincinnati Bell Inc. but not the subsidiaries of Cincinnati Bell Inc. These notes have original maturities of up to 30 years with a final maturity date occurring in 2023. Interest rates on this indebtedness range from 7.18% to 7.27%. CBT also issued $150 million in aggregate principal amount of 6.30% unsecured senior notes due 2028, which is guaranteed on a subordinated basis by the Company. All of these notes may be redeemed at any time, subject to proper notice and redemption price.

The indenture governing these notes provides for customary events of default, including a cross-default provision for failure to make any payment when due or permitted acceleration due to a default of any other existing debt instrument of Cincinnati Bell Inc. or Cincinnati Bell Telephone that exceeds $20 million. The Company incurred interest expense related to these notes of $15.2 million in 2007 and 2006 and $16.5 million in 2005.

Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with SFAS No. 13, “Accounting for Leases.” SFAS No. 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability discounted to the present value. The Company had $29.4 million in total indebtedness relating to capitalized leases as of December 31, 2007 of which, $25.8 million was considered long-term. The underlying leased assets generally secure the capital lease obligations. For 2007, 2006 and 2005, the Company recorded $2.0 million, $1.3 million and $1.3 million, respectively, of interest expense related to capital lease obligations.

Debt Maturity Schedule

As of December 31, 2007, the following table summarizes the Company’s annual principal maturities of debt and capital leases for the five years subsequent to December 31, 2007, and thereafter:

(dollars in millions)	Debt	Capital Leases	Total Debt
Year ended December 31,
2008	$4.2	$3.6	$7.8
2009	4.1	3.6	7.7
2010	59.0	8.0	67.0
2011	97.0	9.9	106.9
2012	177.0	1.6	178.6
Thereafter	1,635.5	2.7	1,638.2

	1,976.8	29.4	2,006.2
Interest rate swaps	2.9	—	2.9
Net unamortized premiums	0.6	—	0.6

Total debt	$1,980.3	$29.4	$2,009.7

For capital leases, total lease payments including interest are $5.7 million for 2008, $5.4 million for 2009, $9.6 million for 2010, $10.9 million for 2011, $2.0 million for 2012, and $3.1 million thereafter.

Deferred Financing Costs

Deferred financing costs are costs incurred in connection with obtaining long-term financing. These costs are amortized as interest expense over the terms of the related debt agreements. As of December 31, 2007 and 2006, deferred financing costs totaled $28.9 million and $34.0 million, respectively. The related expense, included in “Interest expense” in the Consolidated Statements of Operations amounted to $5.2 million, $5.1 million, and $7.1 million during 2007, 2006 and 2005, respectively. In 2007, the Company wrote-off deferred financing costs of $1.2 million related to the repayment of the Tranche B Term Loan, the purchase and retirement of the 7 1/4% Notes due 2013 and the 8 3/8% Notes due 2014. The Company also paid $1.3 million of financing costs in 2007 related to the new receivables facility. In 2006, the Company wrote-off deferred financing costs of $0.1 million related to the $3.1 million purchase and retirement of the 7 1/4% Notes due 2013. In 2005, the Company wrote-off deferred financing costs of $7.9 million and $9.1 million related to the extinguishment of the previous credit facility and the 16% Notes, respectively. The write-offs of deferred financing costs were included in the Consolidated Statements of Operations under the caption “Loss on extinguishment of debt.”

Fair Value

The carrying amounts of debt, excluding capital leases and net unamortized premiums, at December 31, 2007 and 2006 were $1,979.7 million and $2,049.2 million, respectively. The estimated fair values at December 31, 2007 and 2006 were $1,919 million and $2,104 million, respectively. These fair values were estimated based on the year-end closing market prices of the Company’s debt and of similar liabilities.

8. Financial Instruments

The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company attempts to maintain an optimal balance of fixed rate and variable rate indebtedness in order to attain low overall borrowing costs while mitigating exposure to interest rate fluctuations. The Company employs derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. In particular, the Company currently has outstanding interest rate swap agreements in which the Company exchanges fixed rate interest payments for variable rate interest payments on $450 million notional amounts. Including the impact of the interest rate swap agreements, approximately 60% of the Company’s indebtedness was based on fixed interest rates at December 31, 2007 and 2006, respectively. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The Company has entered into a series of fixed-to-variable interest rate swaps with total notional amounts of $450 million that qualify for fair value hedge accounting. Fair value hedges offset changes in the fair value of underlying assets and liabilities. The Company’s interest rate swaps at December 31, 2007 and 2006 are recorded at their fair value, and the carrying values of the underlying liabilities hedged (the 7% Notes and 8 3/8% Notes) are adjusted by the same corresponding value in accordance with SFAS No. 133. The fair value of these instruments is based on estimates using available market information and appropriate valuation methodologies. As of December 31, 2007, the fair value of interest rate swap contracts was an asset of $2.9 million at December 31, 2007 and a liability of $13.5 million at December 31, 2006.

Realized gains and losses from the interest rate swaps are recognized as an adjustment to interest expense in each period. The Company incurred realized losses of $2.8 million and $1.3 million in 2007 and 2006, respectively, and a gain of $5.4 million in 2005.

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

9. Employee Benefit Plans and Postretirement Benefits

Savings Plans

The Company sponsors several defined contribution plans covering substantially all employees. The Company’s contributions to the plans are based on matching a portion of the employee contributions. Company and employee contributions are invested in various investment funds at the direction of the employee. Company contributions to the defined contribution plans were $5.4 million, $4.8 million and $4.5 million for 2007, 2006, and 2005, respectively.

Pension Plans

The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees and one supplemental, nonqualified, unfunded plan for certain senior executives.

The management pension plan is a cash balance plan in which the pension benefit is determined by a combination of compensation-based credits and annual guaranteed interest credits. The non-management pension plan is also a cash balance plan in which the combination of service and job-classification-based credits and annual interest credits determine the pension benefit. Benefits for the supplemental plan are based on eligible pay, adjusted for age and service upon retirement. The Company funds both the management and non-management plans in an irrevocable trust through contributions, which are determined using the aggregate cost method. The Company uses the traditional unit credit cost method for determining pension cost for financial reporting purposes.

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

Significant Events

The assumption for cost sharing with retirees is important in determining the postretirement and other benefits expense. At the beginning of 2005, the Company accounted for its retiree medical benefit obligation as if there were no limits on the Company-funded portion of retiree medical costs. In May 2005, the Company reached an agreement with the union to provide a fixed amount of medical cost reimbursement per retiree and to increase the amount annually over the life of the labor agreement. Similar benefits were provided to non-bargained retirees. Effective June 1, 2005, the Company remeasured its postretirement obligations for the changes to the expected future retiree medical costs, including assumptions regarding cost sharing by retirees.

In August 2007, the Company announced further changes to its pension and postretirement plans that reduce medical benefit payments by fixing the annual Company contribution for each eligible retiree and that reduce life insurance benefits paid from these plans. Based on these changes, the Company determined that a remeasurement of its pension and postretirement obligations was necessary. The Company remeasured its pension and postretirement obligations in August 2007 using revised assumptions, including modified benefit payment assumptions reflecting the changes and a discount rate of 6.25%. These changes reduce the Company’s pension and postretirement obligations by approximately $74 million, reduce deferred tax assets for the related tax effect by $27 million, and increase equity by $47 million. Additionally, the remeasurement caused a reduction to the Company’s pension and postretirement benefit costs by approximately $5 million since August 2007.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expands Medicare to include outpatient prescription drug benefits and introduces a federal non-taxable subsidy beginning in 2006, that provides a benefit that is at least actuarially equivalent to Medicare Part D, to sponsors of retiree health care benefit plans. The Company received a subsidy of $0.6 million and $0.8 million in 2007 and 2006, respectively.

Components of Net Periodic Cost

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans. Approximately 9% in 2007 and 2005 and 10% in 2006 of these costs were capitalized to property, plant and equipment related to network construction in the Wireline segment. Pension and postretirement benefit costs for these plans were comprised of:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions)	2007	2006	2005	2007	2006	2005
Service cost	$8.3	$8.8	$8.0	$3.4	$3.5	$4.3
Interest cost on projected benefit obligation	28.0	27.7	27.2	20.1	19.9	20.5
Expected return on plan assets	(34.6)	(34.9)	(38.2)	(3.6)	(4.8)	(5.6)
Amortization of:
Transition (asset)/obligation	—	—	(1.1)	4.1	4.2	4.2
Prior service cost	2.2	3.4	3.3	5.4	7.7	10.3
Actuarial loss	3.6	3.9	2.2	3.7	4.8	2.2
Special termination benefit	8.1	—	—	0.1	—	—
Curtailment charge	0.9	—	—	5.5	—	—

Benefit costs	$16.5	$8.9	$1.4	$38.7	$35.3	$35.9

As a result of the restructuring plan announced in the fourth quarter of 2007, the Company determined a curtailment charge was required due to the decrease in the expected future service years. The curtailment charge for the pension and postretirement plans consisted of an increase in the benefit obligation of $1.9 million and $4.3 million and the acceleration of unrecognized prior service cost and transition obligation of $(1.0) million and $1.2 million, respectively. See Note 3 for further discussion.

Funded Status

Reconciliation of the beginning and ending balances of the plans’ funded status follows:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at January 1,	$501.9	$500.1	$359.0	$356.7
Service cost	8.3	8.8	3.4	3.5
Interest cost	28.0	27.7	20.1	19.9
Amendments	(21.0)	—	(53.4)	—
Actuarial loss (gain)	(7.8)	17.6	2.6	4.3
Benefits paid	(44.2)	(52.3)	(26.7)	(28.2)
Special termination benefit	8.1	—	0.1	—
Curtailment	1.9	—	4.3	—
Retiree drug subsidy received	—	—	0.6	0.8
Other	—	—	1.7	2.0

Benefit obligation at December 31,	$475.2	$501.9	$311.7	$359.0

Change in plan assets:
Fair value of plan assets at January 1,	$443.7	$440.4	$46.4	$58.4
Actual return on plan assets	29.2	53.1	2.9	4.6
Employer contribution	26.5	2.5	10.9	10.8
Retiree drug subsidy received	—	—	0.6	0.8
Benefits paid	(44.2)	(52.3)	(26.7)	(28.2)

Fair value of plan assets at December 31,	$455.2	$443.7	$34.1	$46.4

Unfunded status	$(20.0)	$(58.2)	$(277.6)	$(312.6)

The amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2007	2006	2007	2006
Other noncurrent assets	$2.9	$—	$—	$—
Accrued payroll and benefits (current liability)	(1.9)	(6.1)	(11.0)	(9.3)
Accrued pension and postretirement benefits (non-current liability)	(21.0)	(52.1)	(266.6)	(303.3)

As of December 31, 2007 and 2006, the Company’s accumulated benefit obligation (“ABO”) related to its pension plans was $475.2 million and $501.9 million, respectively.

Amounts recognized in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2007	2006	2007	2006
Transition obligation	$—	$—	$(18.1)	$(25.3)
Prior service cost	—	(22.2)	(16.2)	(73.1)
Actuarial loss	(68.6)	(74.7)	(79.5)	(79.8)

	(68.6)	(96.9)	(113.8)	(178.2)
Income tax effect	25.0	35.4	41.5	65.2

	$(43.6)	$(61.5)	$(72.3)	$(113.0)

Amounts recognized in “Accumulated other comprehensive loss” on the Consolidated Statements of Shareowners Equity (Deficit) and Comprehensive Income (Loss) for the year ended December 31, 2007, are shown below:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits
Transition obligation:
Reclassification adjustments	$—	$5.3
Actuarial gain arising during the period	—	1.9

Prior service cost recognized:
Reclassification adjustments	1.1	5.4
Actuarial gain arising during the period	21.0	51.5

Actuarial loss recognized:
Reclassification adjustments	3.7	3.7
Actuarial gain (loss) arising during the period	2.4	(3.3)

The following amounts currently included in “Accumulated other comprehensive loss” are expected to be recognized in 2008 as a component of net periodic pension and postretirement cost:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits
Transition obligation	$—	$3.6
Prior service cost	1.8	1.9
Actuarial loss	2.4	3.7

In October 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the Company to recognize the overfunded or underfunded status for the Company’s benefit plans, with changes in the funded status recognized as a separate component to shareowners’ equity. SFAS No. 158 also requires the Company to measure the funded status of the benefit plans as of the year-end balance sheet date no later than 2008. The Company’s measurement date for all of its employee benefit plans was the year-end balance sheet date. Effective December 31, 2006, the Company adopted SFAS No. 158 and its incremental effect on individual line items in the Consolidated Balance Sheet as of December 31, 2006 was as follows:

(dollars in millions)	Before Application of SFAS No. 158	Additional Minimum Pension Liabilities	SFAS No. 158 Adjustments	After Application of SFAS No. 158
Accrued pension and postretirement benefits	$(199.5)	$6.9	$(178.2)	$(370.8)
Deferred income tax benefit, net	622.8	(1.4)	73.3	694.7
Pension intangible assets	25.5	(3.3)	(22.2)	—
Total liabilities	(2,634.1)	6.9	(178.2)	(2,805.4)
Accumulated other comprehensive loss	(49.6)	2.2	(127.1)	(174.5)
Total shareowners’ deficit	(666.7)	2.2	(127.1)	(791.6)

Plan Assets and Investment Policies and Strategies

The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk. This is provided by a balanced strategy using fixed income and equity securities.

The pension plans’ assets consist of the following:

	Target Allocation 2008	Percentage of Plan Assets at December 31,
		2007	2006
Plan assets:
Fixed income securities	20 - 38%	30.2%	30.0%
Equity securities *	55 - 65%	59.0%	59.9%
Real estate	8 - 12%	10.8%	10.1%

Total		100.0%	100.0%

*    At December 31, 2007, no pension plan assets were invested in Company common stock.

      At December 31, 2006, pension plan assets included $6.4 million in Company common stock.

The postretirement and other plans’ assets consist of the following:

	Health Care			Group Life Insurance
	Target Allocation 2008	Percentage of Plan Assets at December 31,		Target Allocation 2008	Percentage of Plan Assets at December 31,
		2007	2006		2007	2006
Plan assets:
Fixed income securities	35 - 45%	39.9%	36.3%	35 - 45%	39.5%	41.0%
Equity securities	55 - 65%	60.1%	63.7%	55 - 65%	60.5%	59.0%

Total		100.0%	100.0%		100.0%	100.0%

Company contributions to its qualified pension plans were $24.1 million in 2007. No contributions were required in 2006 or 2005. Company contributions to its non-qualified pension plan were $2.4 million, $2.5 million and $2.6 million for 2007, 2006 and 2005, respectively.

The Company expects to make cash payments of approximately $11 million related to its postretirement health plans in 2008. Due to the early pension contribution of $20.0 million made in December 2007, the Company does not expect to make any contributions to its qualified pension plan in 2008. Contributions to non-qualified pension plans in 2008 are expected to be approximately $2 million.

The Pension Protection Act of 2006 (“the Act”) was enacted on August 17, 2006. Most of its provisions will become effective in 2008. The Act significantly changes the funding requirements for single-employer defined benefit pension plans. The funding requirements will now largely be based on a plan’s calculated funded status, with faster amortization of any shortfalls or surpluses. The Act directs the U.S. Treasury Department to develop a new yield curve to discount pension obligations for determining the funded status of a plan when calculating the funding requirements. Based on current assumptions, the Company believes it will pay an estimated $45 million to fund its qualified pension plans during the period 2009 to 2017.

Additional Minimum Liability

An additional minimum pension liability adjustment was required in 2006 as the accumulated benefit obligation exceeded the fair value of pension plan assets for each of those plans as of the measurement date. The additional minimum pension liability recorded (before the effect of income taxes) was $6.9 million. Upon the adoption of SFAS No. 158, the Company is no longer required to record an additional minimum pension liability as the unfunded status was recorded at December 31, 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years from the Company and the assets of the Company’s pension plans and postretirement health plans:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2008	$40.9	$27.6	$0.9
2009	42.0	28.6	0.9
2010	41.9	29.6	0.9
2011	41.3	29.6	0.9
2012	43.0	28.6	0.9
Years 2013-2017	216.1	127.7	4.4

Assumptions

The following are the weighted average assumptions used in accounting for the pension and postretirement benefit cost:

	Pension Benefits			Postretirement and Other Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.95%	5.50%	5.50%	5.95%	5.50%	5.46%
Expected long-term rate of return on pension and health and life plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
Future compensation growth rate	4.10%	4.10%	4.10%	4.10%	4.10%	4.10%

The following are the weighted average assumptions used in accounting for and measuring the pension and postretirement benefit obligation:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2007	2006	2007	2006
Discount rate	6.20%	5.75%	6.20%	5.75%
Future compensation growth rate	4.10%	4.10%	4.10%	4.10%

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

The assumed health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2007, was 10.0% and is assumed to decrease gradually to 4.5% by the year 2013. In addition, a one-percentage point change in assumed health care cost trend rates would have the following effect on the postretirement benefit costs and obligation:

(dollars in millions)	1% Increase	1% Decrease
2007 service and interest costs	$2.9	$(2.1)
Postretirement benefit obligation at December 31, 2007	29.1	(24.8)

10. Minority Interest

For the periods presented in these Consolidated Financial Statements through February 14, 2006, a minority holder maintained a 19.9% ownership in CBW. The minority interest balance was adjusted as a function of the minority holder’s 19.9% share of the net income (or loss) of CBW, with an offsetting amount being reflected in the Consolidated Statements of Operations under the caption “Minority interest income.” On February 14, 2006, the Company purchased the remaining 19.9% membership interest in CBW for $83.2 million. As a result, CBW is now a wholly-owned subsidiary of the Company and for periods after the acquisition date, no further CBW minority interest was recorded. Refer to Note 5 for discussion of the transaction.

11. Shareowners’ Deficit

Common Shares

The par value of the Company’s common shares is $0.01 per share. At December 31, 2007 and 2006, common shares outstanding were 248.4 million and 247.5 million, respectively. The Company’s common shares outstanding are net of approximately 8.3 million and 8.2 million shares at December 31, 2007 and 2006, respectively, that were repurchased by the Company under its 1999 share repurchase program and certain management deferred compensation arrangements for a total cost of $147.3 million and $146.8 million at December 31, 2007 and 2006, respectively.

In February 2008, the Company’s Board of Directors approved the repurchase of the Company’s outstanding common stock in an amount up to $150.0 million for the period 2008 through 2009.

Preferred Shares

The Company is authorized to issue 1,357,299 voting preferred shares without par value and 1,000,000 nonvoting preferred shares without par value.

The Company issued 155,250 voting shares of 6 3/4% cumulative convertible preferred stock at stated value. These shares were subsequently deposited into a trust in which the underlying 155,250 shares are equivalent to 3,105,000 depositary shares. Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 1.44 shares of Company common stock per depositary share of 6 3/4% convertible preferred stock. Annual dividends of $10.4 million on the outstanding 6 3/4% convertible preferred stock are payable quarterly in arrears in cash, or in common stock in certain circumstances if cash payment is not legally permitted. The liquidation preference on the 6 3/4% preferred stock is $1,000 per share (or $50 per depositary share). The Company paid $10.4 million in dividends in 2007, 2006, and 2005.

Preferred Share Purchase Rights Plan

In 1997, the Company’s Board of Directors adopted a Share Purchase Rights Plan by granting a dividend of one preferred share purchase right for each outstanding common share to shareowners of record at the close of business on May 2, 1997. Under certain conditions, each right entitled the holder to purchase one-thousandth of a Series A Preferred Share. All of the rights expired unused on May 2, 2007.

Warrants

As part of the issuance of the 16% Notes in March 2003, the purchasers of the 16% Notes received 17.5 million common stock warrants, which expire in March 2013, to purchase one share of Cincinnati Bell common stock at $3.00 each. Of the total gross proceeds received for the 16% Notes, $47.5 million was allocated to the fair value of the warrants using the Black-Scholes option-pricing model. This value less applicable issuance costs was recorded to “Additional paid-in capital” in the Consolidated Balance Sheets. There were no exercises of warrants in 2007 or 2006. In 2005, 50,000 warrants were exercised.

Accumulated Other Comprehensive Loss

The Company’s shareowners’ deficit includes an accumulated other comprehensive loss and is comprised of pension and postretirement unrecognized prior service cost, transition obligation and actuarial losses, net of taxes, of $115.9 million and $174.5 million at December 31, 2007 and 2006, respectively. Refer to Note 9 for further discussion.

12. Commitments and Contingencies

Commitments

Operating Leases

The Company leases certain circuits, facilities, and equipment used in its operations. Operating lease expense was $21.1 million, $22.9 million, and $21.2 million in 2007, 2006, and 2005, respectively. Operating leases include tower site leases that provide for renewal options with fixed rent escalations beyond the initial lease term. Also, for three data center facilities that are leased, the Company has the option to extend the initial lease term and, for two of the leased facilities, has the option to purchase the buildings.

At December 31, 2007, future minimum lease payments required under operating leases, excluding certain leases which are recorded as a restructuring liability (refer to Note 3), having initial or remaining non-cancelable lease terms in excess of one year are as follows:

(dollars in millions)
2008	$17.2
2009	15.5
2010	14.3
2011	13.6
2012	12.2
Thereafter	39.5

Total	$112.3

As of December 31, 2007, the Company is lessor on building lease contracts and collocation tower rentals on which it will receive rental income of approximately $7 million in both 2008 and 2009, $6 million in 2010, $5 million in 2011, $3 million in 2012 and $7 million thereafter. These amounts exclude certain subleases which are recorded as an offset against data center lease restructuring liabilities (refer to Note 3).

Vendor Concentration

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), a provider of billing, customer service and other services, which, in 2004, was extended to December 31, 2010. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting and technical support services for the Company within CBT’s operating territory. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. The contract extension reduced the Company’s annual commitment in 2004 and 2005 to $35.0 million from $45.0 million. Beginning in 2006, the minimum commitment is reduced 5% annually. The Company paid $32.3 million, $34.3 million and $36.1 million under the contract in 2007, 2006 and 2005, respectively.

Contingencies

In the normal course of business, the Company is subject to various regulatory and tax proceedings, lawsuits, claims, and other matters. The Company believes adequate provision has been made for all such asserted and unasserted claims in accordance with accounting principles generally accepted in the United States. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

Indemnifications Related to the Sale of Broadband Assets

The Company indemnified the buyer of the broadband assets against certain potential claims, but all indemnifications have expired except for those related to title and authorization. The title and authorization indemnification was capped at 100% of the purchase price of the broadband assets, approximately $71 million.

In order to determine the fair value of the indemnity obligations, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. In 2006, the Company decreased the liability related to the indemnity obligations from $4.1 million to $1.2 million and recorded $2.9 million of income as a result of the expiration of certain warranties and guarantees. This income was included in “Gain on sale of broadband assets” in the Consolidated Statement of Operations. In 2007 and 2005, no representations or warranties expired.

Anthem Demutualization Claim

In November 2007, a class action complaint was filed against the Company and Wellpoint Inc., formerly known as Anthem, Inc. The complaint alleges that the Company improperly received stock as a result of the demutualization of Anthem and that a class of insured persons should have received the stock instead. In February 2008, the Company filed a response in which it denied all liability and raised a number of defenses. The Company believes that it has meritorious defenses and intends to vigorously defend this action. The Company does not believe this claim will have a material effect on its financial condition.

Other

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB No. 108, registrants are required to consider both a “rollover” method, which analyzes the impact of the misstatement on the financial statements based on the amount of the error originating in the income statement being analyzed, and the “iron curtain” method, which analyzes the impact of the misstatement on the financial statements based on the cumulative effect of the error on the income statement being analyzed. The transition provisions of SAB No. 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company was required to adopt SAB No. 108 in 2006.

The Company recorded a net adjustment of $9.0 million to the 2006 opening accumulated deficit balance, comprised of $14.2 million in regulatory tax liabilities, net of expected refunds, offset by the income tax effects of $5.2 million. The Company has determined that its past filing positions should have resulted in an accrual of a contingent liability in prior years. Historically, the Company has evaluated uncorrected differences utilizing the rollover approach. The Company believes the impact of not recording the regulatory taxes was not material to prior fiscal years under the rollover method. However, under SAB No. 108, the Company must assess materiality using both the rollover method and the iron-curtain method, which resulted in the $9.0 million adjustment to the 2006 opening accumulated deficit balance.

At December 31, 2006, regulatory tax liabilities, net of expected refunds, related to the past filing positions being questioned totaled $18.0 million. As a result of payments made in 2007, at December 31, 2007, the Company’s liability has decreased to $2.5 million. The issues have not been resolved, and the Company believes it has meritorious defenses related to the payment of these regulatory taxes and intends to defend its position in order to limit the ultimate payment of the fees.

The cumulative error expense arose from the following periods:

(dollars in millions)	2005	2004	Prior to 2004
Expense adjustment before income taxes	$5.3	$3.1	$5.8
Expense adjustment after income taxes	$3.3	$2.0	$3.7

13. Income Taxes

Income tax provision (benefit) consists of the following:

	Year Ended December 31,
(dollars in millions)	2007	2006	2005
Current:
Federal	$3.0	$2.6	$1.0
State and local	2.4	3.7	1.2

Total current	5.4	6.3	2.2
Investment tax credits	(0.4)	(0.4)	(0.5)

Deferred:
Federal	48.7	50.1	(21.2)
State and local	13.7	45.5	34.1

Total deferred	62.4	95.6	12.9
Valuation allowance	(10.7)	(33.2)	39.7

Total	$56.7	$68.3	$54.3

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2007	2006	2005
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax	4.5	11.6	(101.2)
Change in valuation allowance, net of federal income tax	(5.3)	(14.0)	(253.6)
State law changes	—	8.7	(120.7)
Nondeductible interest expense	6.5	5.4	(72.7)
Other differences, net	3.0	(2.5)	(19.2)

Effective rate	43.7%	44.2%	(532.4)%

Income tax recognized by the Company in the income statement, other comprehensive income, and retained earnings consists of the following:

	Year Ended December 31,
(dollars in millions)	2007	2006	2005
Income tax provision (benefit) related to:
Continuing operations	$56.7	$68.3	$54.3
Other comprehensive income (loss)	34.1	(71.9)	(24.6)
Effect of SAB 108	—	(5.2)	—
Implementation of FIN 48	5.1	—	—

	$95.9	$(8.8)	$29.7

The Company generated an income tax benefit from the exercise of certain stock options in 2007, 2006, and 2005 of $0.5 million, $0.7 million, and $0.1 million, respectively. This benefit resulted in a decrease in current income taxes payable and an increase in additional paid-in capital.

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
(dollars in millions)	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$626.9	$714.7
Pension and postretirement benefits	119.7	147.0
Other	63.3	48.0

Total deferred tax assets	809.9	909.7
Valuation allowance	(140.0)	(150.7)

Total deferred income tax assets, net of valuation allowance	669.9	759.0

Deferred tax liabilities:
Property, plant and equipment	65.9	55.4
Federal deferred liability on state deferred tax assets	7.0	8.3
Other	0.8	0.6

Total deferred tax liabilities	73.7	64.3

Net deferred tax assets	$596.2	$694.7

As of December 31, 2007, the Company had approximately $1.4 billion of federal operating loss tax carryforwards, with a deferred tax asset value of approximately $492.3 million, and approximately $134.6 million in deferred tax assets related to state and local operating loss tax carryforwards. The majority of the remaining tax loss carryforwards will generally expire between 2017 and 2023. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $5.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. After recognizing the impact from the adoption of FIN 48, the Company had a $14.7 million liability recorded for unrecognized tax benefits as of January 1, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $14.5 million at both January 1, 2007 and December 31, 2007. The Company does not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in millions)
Unrecognized tax benefits balance at January 1, 2007	$14.7
Changes for tax positions for prior years	0.1

Unrecognized tax benefits balance at December 31, 2007	$14.8

As of December 31, 2007, the Company has $0.2 million of unrecognized tax benefits for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, the disallowance would not affect the annual effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2004. In the first quarter of 2007, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for 2004 to 2006. The IRS has completed its examination of the 2004 and 2005 tax years while 2006 is still under audit.

The Company recognizes accrued penalties related to unrecognized tax benefits in income tax expense. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. Accrued interest and penalties are insignificant at December 31, 2007 and December 31, 2006.

14. Stock-Based Compensation Plans

The Company generally grants performance-based awards, time-based restricted shares, and stock options. The Company’s practice has been to make its annual grant of stock options and time-based restricted awards in December and annual performance-based awards in the first quarter. In addition, the Company also has historically granted a smaller number of stock-based awards at various times during the year for new employees, promotions and performance achievements. The numbers of shares authorized and available for grant under these plans were 30.8 million and 6.7 million, respectively, at December 31, 2007.

In May 2007, the Company’s shareholders approved both The Cincinnati Bell Inc. 2007 Long Term Incentive Plan (the “2007 Long Term Plan”) and The Cincinnati Bell Inc. 2007 Stock Option Plan For Non-Employee Directors (the “2007 Directors Plan”), which replaced the Cincinnati Bell Inc. 1997 Long Term Incentive Plan and the Cincinnati Bell Inc. 1997 Stock Option Plan, respectively. The 2007 Long Term Plan provides for awards in the form of stock options, including incentive stock options (“ISOs”), stock appreciation rights and other awards (e.g., restricted stock, performance shares, share-based performance units, non-share based performance units and non-restricted stock) to eligible employees of the Company. The 2007 Long Term Plan authorizes the issuance of up to 8,000,000 common shares of which the maximum number of common shares that can be issued as ISOs and other awards is 2,000,000 and 2,400,000 common shares, respectively. The 2007 Directors Plan provides for grants of stock options or restricted stock awards to members of the Board who are not employees of the Company. The 2007 Directors Plan authorizes the issuance of up to 1,000,000 common shares for grants of stock-based awards, of which a maximum of 1,000,000 common shares may be issued as stock options and a maximum of 300,000 common shares may be issued as restricted stock awards.

Performance-Based Awards

Awards granted generally vest over three years and upon the achievement of certain cash flow objectives. Prior to January 1, 2006, performance-based awards were accounted for under APB 25. Upon the adoption of SFAS No. 123(R), performance-based awards are now expensed based on its grant date fair value if it is probable that the performance conditions will be achieved.

The following table provides a summary of the Company’s outstanding performance-based awards:

	2007		2006		2005
(in thousands)	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1,	1,668	$4.30	1,214	$4.30	—	$—
Granted*	1,896	5.01	820	4.29	1,214	4.30
Vested	(444)	4.29	(360)	4.30	—	—
Forfeited	(188)	4.52	(6)	4.30	—	—

Non-vested at December 31,	2,932	$4.75	1,668	$4.30	1,214	$4.30

(in millions)
Compensation expense for the year	$4.5		$2.2		$1.4
Tax benefit related to compensation expense	$(1.7)		$(0.9)		$(0.6)
Fair value of shares vested	$1.9		$1.5		$—

*	Assumes the maximum number of awards that can be earned if the performance conditions are achieved.

As of December 31, 2007, unrecognized compensation expense related to performance-based awards was $7.0 million, which is expected to be recognized over a weighted average period of two years.

Time-Based Restricted Shares

Time-based restricted shares generally vest in one-third increments over a period of three years. The following table provides a summary of the Company’s outstanding time-based restricted shares:

	2007		2006		2005
(in thousands)	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1,	253	$4.74	157	$5.29	140	$5.43
Granted	280	4.94	253	4.74	27	4.60
Vested	(144)	4.78	(153)	5.30	—	—
Forfeited	(14)	4.74	(4)	4.60	(10)	5.43

Non-vested at December 31,	375	$4.87	253	$4.74	157	$5.29

(in millions)
Compensation expense for the year	$0.7		$0.1		$0.4
Tax benefit related to compensation expense	$(0.3)		$—		$(0.2)
Fair value of shares vested	$0.7		$0.8		$—

As of December 31, 2007, unrecognized compensation expense related to these shares was $1.2 million, which is expected to be recognized over the next three years.

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

The decision to accelerate the vesting of the out-of-the-money options and to fully vest the December 2005 option grant was made primarily to reduce compensation expense that otherwise would have been recorded in future periods following the Company’s adoption in 2006 of SFAS No. 123(R). The Company believes this action further enhanced management’s focus on shareholder return and was in the best interest of the Company’s shareholders.

The following table provides a summary of the Company’s outstanding stock option awards:

	2007		2006		2005
(in thousands)	Shares	Weighted- Average Exercise Prices Per Share	Shares	Weighted- Average Exercise Prices Per Share	Shares	Weighted- Average Exercise Prices Per Share
Options outstanding at January 1,	21,153	$10.89	22,828	$11.28	24,364	$12.06
Granted	1,135	4.92	1,260	4.61	2,163	4.06
Exercised	(632)	3.96	(535)	3.56	(722)	3.48
Forfeited	(178)	4.50	(4)	4.00	(206)	4.48
Expired	(853)	12.74	(2,396)	12.96	(2,771)	15.12

Options outstanding at December 31,	20,625	$10.76	21,153	$10.89	22,828	$11.28

Options exercisable at December 31,	18,881	$11.31	19,974	$11.26	22,828	$11.28

(in millions)
Compensation expense for the year	$0.9		$0.2		$—
Tax benefit related to compensation expense	$(0.4)		$(0.1)		$—
Intrinsic value of options exercised	$1.0		$0.5		$0.7
Fair value of options vested	$0.7		$0.1		$13.1

The following table summarizes the Company’s outstanding and exercisable stock options at December 31, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Prices Per Share	Shares	Weighted-Average Exercise Prices Per Share
$1.88 to $4.00	4,879	6.4	$3.71	4,840	$3.71
$4.01 to $5.66	6,218	6.9	5.25	4,513	5.41
$5.67 to $16.75	5,811	2.0	13.70	5,811	13.70
$16.76 to $38.19	3,717	2.3	24.61	3,717	24.61

Total	20,625	4.6	$10.76	18,881	$11.31

As of December 31, 2007, the aggregate intrinsic value for both stock options outstanding and exercisable was approximately $5 million. The weighted-average remaining contractual life for exercisable stock options is approximately four years. As of December 31, 2007, there was $2.5 million of unrecognized stock compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately two years.

The fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006	2005
Expected volatility	29.6%	29.7%	32.0%
Risk-free interest rate	3.6%	4.5%	4.3%
Expected holding period — years	5	5	4
Expected dividends	0.0%	0.0%	0.0%

Weighted-average grant date fair value	$1.61	$1.57	$1.37

The expected volatility assumption used in the Black-Scholes pricing model was based on historical volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected holding period was estimated using the historical exercise behavior of employees and adjusted for abnormal activity. The increase in the holding period is primarily attributed to the change in the demographics of the employees who received the awards. Expected dividends are based on the Company’s history of paying dividends, as well as restrictions in place under the Company’s debt covenants.

15. Business Segment Information

Beginning in the second quarter of 2007, the Company realigned its reportable business segments to be consistent with changes to its management structure and reporting. The Company now operates in three segments: Wireline, Wireless and Technology Solutions, as described below. The Wireline segment combines the operations of Cincinnati Bell Telephone Company LLC and Cincinnati Bell Extended Territories LLC, which were formerly included in the Local segment, and the operations of Cincinnati Bell Any Distance Inc., Cincinnati Bell Complete Protection Inc., the Company’s payphone business and Cincinnati Bell Entertainment Inc., which were formerly included in the Other segment. The Broadband segment, which does not have any substantive on-going operations, has been eliminated. The remaining liabilities associated with the former broadband operations are now included in Corporate activities. The Wireless and Technology Solutions segments were not impacted by the segment realignment. Prior year amounts have been reclassified to conform to the current segment reporting.

The Wireline segment provides local voice, data, long-distance and other services. Local voice services include local service, switched access, information services, and value-added services, such as caller identification, voicemail, call waiting, and call return. Data services include: DSL, dial-up Internet access, dedicated network access, and Gigabit Ethernet (“Gig-E”) and Asynchronous Transfer Mode (“ATM”) based data transport. Long distance services include long distance, audio conferencing and VoIP services. Other services mainly consist of security monitoring services and surveillance hardware, public payphones, cable television and inside wire installation for business enterprises. These services are primarily provided to customers in southwestern Ohio, northern Kentucky, and southeastern Indiana. In March 2007, a local telecommunication business that offers voice, data, and cable TV services in Lebanon, Ohio was purchased for $7.0 million. Wireline operating income includes restructuring charges of $36.1 million in 2007, $2.8 million in 2006, and $1.5 million in 2005, as described in Note 3.

The Wireless segment provides advanced, digital voice and data communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. This segment consists of the operations of the CBW subsidiary, a venture in which the Company historically owned 80.1% and a minority holder owned the remaining 19.9%. After February 14, 2006, CBW is a wholly-owned subsidiary as the Company purchased the remaining 19.9% membership interest in CBW for $83.2 million. See Note 5 for further discussion. In 2005, “Asset impairments and other charges” in the Consolidated Statements of Operations of $41.7 million is mainly related to the Wireless TDMA asset impairment charge. Wireless 2007 operating income includes $2.1 million for restructuring charges, as described in Note 3.

Technology Solutions provides a range of fully managed and outsourced IT and telecommunications services and offers solutions that combine data center collocation services along with the sale, installation, and maintenance of major branded IT and telephony equipment. In May 2006, this segment purchased ATI for a purchase price of $3.5 million. ATI is based in Louisville, Kentucky and is a reseller of, and maintenance provider for, telephony equipment. On December 31, 2007, GramTel, which provides data center services to small and medium-size companies and is based in South Bend, Indiana, was purchased for $20.3 million. Technology Solutions 2007 operating income includes $1.0 million for restructuring charges, as described in Note 3.

Corporate operating income for 2005 included $11.2 million of income due to the reversal of certain operating tax reserves. Corporate operating income in 2006 included a charge of $6.3 million related to the settlement of the Company’s shareholder litigation, income from the sale of a bankruptcy claim receivable for $3.6 million, a $4.7 million gain on sale of broadband fiber assets, and $2.9 million of income from the expiration of certain warranties and guarantees. The gains associated with the sale of broadband assets and the expiration of warranties and guarantees are included in “Gain on sale of broadband assets” in the Consolidated Statements of Operations. Corporate 2007 operating income includes $0.4 million for restructuring charges, as described in Note 3.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment. The Company’s business segment information is as follows:

	Year Ended December 31,
(dollars in millions)	2007	2006	2005
Revenue
Wireline	$821.7	$810.4	$817.7
Wireless	294.5	262.0	237.5
Technology Solutions	258.3	216.6	172.7
Intersegment	(25.9)	(18.9)	(18.3)

Total revenue	$1,348.6	$1,270.1	$1,209.6

Intersegment revenue
Wireline	$21.8	$14.2	$13.0
Wireless	2.6	2.8	2.7
Technology Solutions	1.5	1.9	2.6

Total intersegment revenue	$25.9	$18.9	$18.3

Operating income
Wireline	$252.5	$291.8	$302.7
Wireless	34.3	20.2	(51.7)
Technology Solutions	18.1	15.8	13.4
Corporate	(22.5)	(15.3)	(5.6)

Total operating income	$282.4	$312.5	$258.8

Expenditures for long-lived assets
Wireline	$100.9	$92.5	$96.7
Wireless	50.1	167.7	39.1
Technology Solutions	110.8	14.7	7.2
Corporate	—	0.2	—

Total expenditure for long-lived assets	$261.8	$275.1	$143.0

Depreciation and amortization
Wireline	$105.5	$106.2	$110.1
Wireless	37.8	33.1	61.5
Technology Solutions	7.4	3.7	2.3
Corporate	0.1	—	0.8

Total depreciation and amortization	$150.8	$143.0	$174.7

Assets (at December 31, 2007 and 2006)
Wireline	$684.5	$788.1
Wireless	369.3	382.1
Technology Solutions	243.2	112.5
Corporate and eliminations	722.6	731.1

Total assets	$2,019.6	$2,013.8

Details of the Company’s service and product revenues are as follows:

	Year Ended December 31,
(dollars in millions)	2007	2006	2005
Service revenue
Wireline	$782.6	$785.1	$793.9
Wireless	265.1	233.1	212.4
Managed and data center services	67.6	47.4	37.1
Telephony installation and maintenance	26.2	23.7	20.1
Other	13.9	10.9	13.4

Total service revenue	$1,155.4	$1,100.2	$1,076.9

Product revenue
Handsets and accessories	$26.8	$26.1	$22.4
IT and computer-related equipment	124.8	111.5	80.2
Telephony and other equipment	41.6	32.3	30.1

Total product revenue	$193.2	$169.9	$132.7

The reconciliation of the Consolidated Statement of Cash Flows to expenditures for long-lived assets is as follows:

	Year Ended December 31,
(dollars in millions)	2007	2006	2005
Per Consolidated Statement of Cash Flows:
Capital expenditures	$233.8	$151.3	$143.0
Acquisitions of businesses and remaining minority interest in CBW	23.6	86.7	—
Purchase and deposit — wireless licenses	4.4	37.1	—

Total expenditure for long-lived assets	$261.8	$275.1	$143.0

16. Supplemental Cash Flow Information

	Year ended December 31,
(dollars in millions)	2007	2006	2005
Capitalized interest expense	$3.6	$1.0	$0.6
Cash paid for:
Interest	156.5	153.7	155.1
Income taxes (net of refunds)	6.6	6.6	2.1
Noncash investing and financing activities:
Increase in assets and liabilities due to capital lease transactions	9.0	5.2	11.4
Noncash operating and investing activities:
Increase in assets and liabilities related to capital expenditures not yet paid	9.7	0.3	0.2

17. Supplemental Guarantor Information — Cincinnati Bell Telephone Notes

CBT, a wholly-owned subsidiary of CBI, the parent company, has $230 million in notes outstanding that are guaranteed by CBI and no other subsidiaries of CBI. The guarantee is full and unconditional. CBI’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet CBI’s debt service obligations. Separately, in connection with a fifteen year contract for 25,000 square feet of data center space between CBTS, a non-guarantor subsidiary of CBI, and a data center customer, CBI has guaranteed the performance obligations of CBTS in relation to providing the data center space and managed services under that long-term contract.

The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2007 and 2006 and the Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2007, 2006, and 2005 of (1) CBI, the parent company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2007
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$752.6	$638.8	$(42.8)	$1,348.6
Operating costs and expenses	23.7	526.3	559.0	(42.8)	1,066.2

Operating income (loss)	(23.7)	226.3	79.8	—	282.4
Interest expense	137.8	14.9	30.0	(27.8)	154.9
Other expense (income)	(31.7)	5.8	(4.3)	27.8	(2.4)

Income (loss) before equity in earnings of subsidiaries and income taxes	(129.8)	205.6	54.1	—	129.9
Income tax expense (benefit)	(37.2)	73.2	20.7	—	56.7
Equity in earnings of subsidiaries, net of tax	165.8	—	—	(165.8)	—

Net income	73.2	132.4	33.4	(165.8)	73.2
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$62.8	$132.4	$33.4	$(165.8)	$62.8

	Year Ended December 31, 2006
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$747.3	$557.6	$(34.8)	$1,270.1
Operating costs and expenses	22.0	481.3	489.1	(34.8)	957.6

Operating income (loss)	(22.0)	266.0	68.5	—	312.5
Interest expense	146.1	15.1	32.6	(31.7)	162.1
Other expense (income)	(32.5)	0.3	(3.7)	31.7	(4.2)

Income (loss) before equity in earnings of subsidiaries and income taxes	(135.6)	250.6	39.6	—	154.6
Income tax expense (benefit)	(35.8)	89.8	14.3	—	68.3
Equity in earnings of subsidiaries, net of tax	186.1	—	—	(186.1)	—

Net income	86.3	160.8	25.3	(186.1)	86.3
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$75.9	$160.8	$25.3	$(186.1)	$75.9

	Year Ended December 31, 2005
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$755.6	$487.9	$(33.9)	$1,209.6
Operating costs and expenses	17.9	479.5	487.3	(33.9)	950.8

Operating income (loss)	(17.9)	276.1	0.6	—	258.8
Interest expense	168.0	16.9	37.2	(37.7)	184.4
Loss on extinguishment of debt	99.8	—	—	—	99.8
Other income	(25.2)	(5.9)	(21.8)	37.7	(15.2)

Income (loss) before equity in earnings of subsidiaries and income taxes	(260.5)	265.1	(14.8)	—	(10.2)
Income tax expense (benefit)	(82.2)	99.8	36.7	—	54.3
Equity in earnings of subsidiaries, net of tax	113.8	—	—	(113.8)	—

Net income (loss)	(64.5)	165.3	(51.5)	(113.8)	(64.5)
Preferred stock dividends	10.4	—	—	—	10.4

Net income (loss) applicable to common shareowners	$(74.9)	$165.3	$(51.5)	$(113.8)	$(74.9)

Condensed Consolidating Balance Sheets

	As of December 31, 2007
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$23.6	$1.9	$0.6	$—	$26.1
Receivables, net	0.1	—	176.4	—	176.5
Other current assets	14.9	28.5	90.0	(18.3)	115.1

Total current assets	38.6	30.4	267.0	(18.3)	317.7
Property, plant and equipment, net	0.3	590.1	343.3	—	933.7
Goodwill and other intangibles, net	—	3.4	180.2	—	183.6
Investments in and advances to subsidiaries	1,036.4	—	—	(1,036.4)	—
Other noncurrent assets	319.8	16.0	279.9	(31.1)	584.6

Total assets	$1,395.1	$639.9	$1,070.4	$(1,085.8)	$2,019.6

Current portion of long-term debt	$4.0	$0.6	$3.2	$—	$7.8
Accounts payable	—	40.7	64.8	—	105.5
Other current liabilities	90.8	65.1	48.4	—	204.3

Total current liabilities	94.8	106.4	116.4	—	317.6
Long-term debt, less current portion	1,671.4	235.6	94.9	—	2,001.9
Other noncurrent liabilities	296.5	61.2	59.4	(49.4)	367.7
Intercompany payables	—	14.2	472.0	(486.2)	—

Total liabilities	2,062.7	417.4	742.7	(535.6)	2,687.2
Shareowners’ equity (deficit)	(667.6)	222.5	327.7	(550.2)	(667.6)

Total liabilities and shareowners’ equity (deficit)	$1,395.1	$639.9	$1,070.4	$(1,085.8)	$2,019.6

	As of December 31, 2006
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$75.9	$1.5	$2.0	$—	$79.4
Receivables, net	0.3	71.0	90.6	—	161.9
Other current assets	13.9	36.2	73.2	(17.2)	106.1

Total current assets	90.1	108.7	165.8	(17.2)	347.4
Property, plant and equipment, net	0.1	589.7	229.0	—	818.8
Goodwill and other intangibles, net	—	—	166.2	—	166.2
Investments in and advances to subsidiaries	1,047.7	—	—	(1,047.7)	—
Other noncurrent assets	365.1	12.0	349.8	(45.5)	681.4

Total assets	$1,503.0	$710.4	$910.8	$(1,110.4)	$2,013.8

Current portion of long-term debt	$4.0	$0.9	$2.4	$—	$7.3
Accounts payable	0.5	32.7	40.9	—	74.1
Other current liabilities	96.7	92.1	49.0	(0.3)	237.5

Total current liabilities	101.2	125.7	92.3	(0.3)	318.9
Long-term debt, less current portion	1,815.6	236.2	14.1	—	2,065.9
Other noncurrent liabilities	377.8	65.0	40.2	(62.4)	420.6
Intercompany payables	—	37.3	432.5	(469.8)	—

Total liabilities	2,294.6	464.2	579.1	(532.5)	2,805.4
Shareowners’ equity (deficit)	(791.6)	246.2	331.7	(577.9)	(791.6)

Total liabilities and shareowners’ equity (deficit)	$1,503.0	$710.4	$910.8	$(1,110.4)	$2,013.8

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2007
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(58.4)	$279.0	$88.2	$—	$308.8

Capital expenditures	—	(94.3)	(139.5)	—	(233.8)
Acquisition of businesses and deposit for wireless licenses	—	(4.6)	(23.4)	—	(28.0)
Other investing activities	(1.2)	1.0	(1.5)	—	(1.7)

Cash flows used in investing activities	(1.2)	(97.9)	(164.4)	—	(263.5)

Funding between Parent and subsidiaries, net	176.0	(179.8)	3.8	—	—
Issuance of long-term debt	—	—	75.6	—	75.6
Increase in Corporate credit facility, net	55.0	—	—	—	55.0
Repayment of debt	(214.9)	(0.9)	(3.3)	—	(219.1)
Other financing activities	(8.8)	—	(1.3)	—	(10.1)

Cash flows provided by (used in) financing activities	7.3	(180.7)	74.8	—	(98.6)

Increase (decrease) in cash and cash equivalents	(52.3)	0.4	(1.4)	—	(53.3)
Beginning cash and cash equivalents	75.9	1.5	2.0	—	79.4

Ending cash and cash equivalents	$23.6	$1.9	$0.6	$—	$26.1

	Year Ended December 31, 2006
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(59.6)	$254.3	$140.0	$—	$334.7

Capital expenditures	—	(89.0)	(62.3)	—	(151.3)
Acquisition of businesses and wireless licenses	—	—	(123.8)	—	(123.8)
Other investing activities	—	2.0	13.1	—	15.1

Cash flows used in investing activities	—	(87.0)	(173.0)	—	(260.0)

Funding between Parent and subsidiaries, net	127.6	(165.7)	38.1	—	—
Repayment of debt	(7.2)	(2.5)	(3.6)	—	(13.3)
Other financing activities	(8.8)	1.1	—	—	(7.7)

Cash flows provided by (used in) financing activities	111.6	(167.1)	34.5	—	(21.0)

Increase in cash and cash equivalents	52.0	0.2	1.5	—	53.7
Beginning cash and cash equivalents	23.9	1.3	0.5	—	25.7

Ending cash and cash equivalents	$75.9	$1.5	$2.0	$—	$79.4

	Year Ended December 31, 2005
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(22.4)	$258.4	$86.3	$—	$322.3

Capital expenditures	—	(94.3)	(48.7)	—	(143.0)
Other investing activities	(1.1)	1.5	(0.1)	—	0.3

Cash flows used in investing activities	(1.1)	(92.8)	(48.8)	—	(142.7)

Funding between Parent and subsidiaries, net	181.3	(143.4)	(37.9)	—	—
Issuance of long-term debt	752.0	—	0.1	—	752.1
Repayment of debt	(879.1)	(24.2)	—	—	(903.3)
Other financing activities	(29.5)	1.9	—	—	(27.6)

Cash flows provided by (used in) financing activities	24.7	(165.7)	(37.8)	—	(178.8)

Increase (decrease) in cash and cash equivalents	1.2	(0.1)	(0.3)	—	0.8
Beginning cash and cash equivalents	22.7	1.4	0.8	—	24.9

Ending cash and cash equivalents	$23.9	$1.3	$0.5	$—	$25.7

18. Supplemental Guarantor Information — 7 1/4% Senior Notes Due 2013, 7% Senior Notes Due 2015, and 8 3/8% Senior Subordinated Notes Due 2014

The Company’s 7 1/4% Senior Notes due 2013, 7% Senior Notes due 2015, and 8 3/8% Senior Subordinated Notes due 2014 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc. (f/k/a ZoomTown.com Inc.), Cincinnati Bell Complete Protection Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless LLC, GramTel Inc. (f/k/a BCSIVA Inc.), BRCOM Inc., Cincinnati Bell Technology Solutions Inc. (“CBTS”), and IXC Internet Services Inc. CBI owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. CBI’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet CBI’s debt service obligations. Separately, in connection with a fifteen year contract for 25,000 square feet of data center space between CBTS, a guarantor subsidiary of these CBI notes, and a data center customer, CBI has guaranteed the performance obligations of CBTS in relation to providing the data center space and managed services under that long-term contract.

The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2007 and 2006 and the Condensed Consolidating Statements of Operations and Cash Flows for the three years ended December 31, 2007, 2006, and 2005 of (1) CBI, the parent company, as the issuer (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2007
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$700.4	$691.0	$(42.8)	$1,348.6
Operating costs and expenses	23.7	632.6	452.7	(42.8)	1,066.2

Operating income (loss)	(23.7)	67.8	238.3	—	282.4
Interest expense	137.8	25.3	19.6	(27.8)	154.9
Other expense (income)	(31.7)	1.3	0.2	27.8	(2.4)

Income (loss) before equity in earnings of subsidiaries and income taxes	(129.8)	41.2	218.5	—	129.9
Income tax expense (benefit)	(37.2)	16.2	77.7	—	56.7
Equity in earnings of subsidiaries, net of tax	165.8	—	—	(165.8)	—

Net income	73.2	25.0	140.8	(165.8)	73.2
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$62.8	$25.0	$140.8	$(165.8)	$62.8

	Year Ended December 31, 2006
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$607.9	$697.0	$(34.8)	$1,270.1
Operating costs and expenses	22.0	541.5	428.9	(34.8)	957.6

Operating income (loss)	(22.0)	66.4	268.1	—	312.5
Interest expense	146.1	32.9	14.8	(31.7)	162.1
Other income	(32.5)	(3.1)	(0.3)	31.7	(4.2)

Income (loss) before equity in earnings of subsidiaries and income taxes	(135.6)	36.6	253.6	—	154.6
Income tax expense (benefit)	(35.8)	15.0	89.1	—	68.3
Equity in earnings of subsidiaries, net of tax	186.1	—	—	(186.1)	—

Net income	86.3	21.6	164.5	(186.1)	86.3
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$75.9	$21.6	$164.5	$(186.1)	$75.9

	Year Ended December 31, 2005
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$540.3	$703.2	$(33.9)	$1,209.6
Operating costs and expenses	17.9	543.5	423.3	(33.9)	950.8

Operating income (loss)	(17.9)	(3.2)	279.9	—	258.8
Interest expense	168.0	37.6	16.5	(37.7)	184.4
Loss on extinguishment of debt	99.8	—	—	—	99.8
Other income	(25.2)	(22.6)	(5.1)	37.7	(15.2)

Income (loss) before equity in earnings of subsidiaries and income taxes	(260.5)	(18.2)	268.5	—	(10.2)
Income tax expense (benefit)	(82.2)	37.0	99.5	—	54.3
Equity in earnings of subsidiaries, net of tax	113.8	—	—	(113.8)	—

Net income (loss)	(64.5)	(55.2)	169.0	(113.8)	(64.5)
Preferred stock dividends	10.4	—	—	—	10.4

Net income (loss) applicable to common shareowners	$(74.9)	$(55.2)	$169.0	$(113.8)	$(74.9)

Condensed Consolidating Balance Sheets

	As of December 31, 2007
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$23.6	$0.8	$1.7	$—	$26.1
Receivables, net	0.1	61.3	115.1	—	176.5
Other current assets	14.9	87.1	31.4	(18.3)	115.1

Total current assets	38.6	149.2	148.2	(18.3)	317.7
Property, plant and equipment, net	0.3	345.2	588.2	—	933.7
Goodwill and other intangibles, net	—	180.2	3.4	—	183.6
Investments in and advances to subsidiaries	1,036.4	26.8	—	(1,063.2)	—
Other noncurrent assets	319.8	278.8	17.1	(31.1)	584.6

Total assets	$1,395.1	$980.2	$756.9	$(1,112.6)	$2,019.6

Current portion of long-term debt	$4.0	$3.2	$0.6	$—	$7.8
Accounts payable	—	98.7	6.8	—	105.5
Other current liabilities	90.8	51.2	62.3	—	204.3

Total current liabilities	94.8	153.1	69.7	—	317.6
Long-term debt, less current portion	1,671.4	19.9	310.6	—	2,001.9
Other noncurrent liabilities	296.5	66.6	54.0	(49.4)	367.7
Intercompany payables	—	430.2	82.8	(513.0)	—

Total liabilities	2,062.7	669.8	517.1	(562.4)	2,687.2
Shareowners’ equity (deficit)	(667.6)	310.4	239.8	(550.2)	(667.6)

Total liabilities and shareowners’ equity (deficit)	$1,395.1	$980.2	$756.9	$(1,112.6)	$2,019.6

	As of December 31, 2006
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$75.9	$2.0	$1.5	$—	$79.4
Receivables, net	0.3	104.5	57.1	—	161.9
Other current assets	13.9	73.6	35.8	(17.2)	106.1

Total current assets	90.1	180.1	94.4	(17.2)	347.4
Property, plant and equipment, net	0.1	230.6	588.1	—	818.8
Goodwill and other intangibles, net	—	166.2	—	—	166.2
Investments in and advances to subsidiaries	1,047.7	9.9	—	(1,057.6)	—
Other noncurrent assets	365.1	349.8	12.0	(45.5)	681.4

Total assets	$1,503.0	$936.6	$694.5	$(1,120.3)	$2,013.8

Current portion of long-term debt	$4.0	$2.4	$0.9	$—	$7.3
Accounts payable	0.5	59.0	14.6	—	74.1
Other current liabilities	96.7	51.2	89.9	(0.3)	237.5

Total current liabilities	101.2	112.6	105.4	(0.3)	318.9
Long-term debt, less current portion	1,815.6	14.0	236.3	—	2,065.9
Other noncurrent liabilities	377.8	50.2	55.0	(62.4)	420.6
Intercompany payables	—	432.5	47.2	(479.7)	—

Total liabilities	2,294.6	609.3	443.9	(542.4)	2,805.4
Shareowners’ equity (deficit)	(791.6)	327.3	250.6	(577.9)	(791.6)

Total liabilities and shareowners’ equity (deficit)	$1,503.0	$936.6	$694.5	$(1,120.3)	$2,013.8

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2007
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(58.4)	$224.3	$142.9	$—	$308.8

Capital expenditures	—	(143.0)	(90.8)	—	(233.8)
Acquisition of businesses and deposit for wireless licenses	—	(23.4)	(4.6)	—	(28.0)
Other investing activities	(1.2)	(1.5)	1.0	—	(1.7)

Cash flows used in investing activities	(1.2)	(167.9)	(94.4)	—	(263.5)

Funding between Parent and subsidiaries, net	176.0	(54.9)	(121.1)	—	—
Issuance of long-term debt	—	0.6	75.0	—	75.6
Increase in Corporate credit facility, net	55.0	—	—	—	55.0
Repayment of debt	(214.9)	(3.3)	(0.9)	—	(219.1)
Other financing activities	(8.8)	—	(1.3)	—	(10.1)

Cash flows used in financing activities	7.3	(57.6)	(48.3)	—	(98.6)

Increase (decrease) in cash and cash equivalents	(52.3)	(1.2)	0.2	—	(53.3)
Beginning cash and cash equivalents	75.9	2.0	1.5	—	79.4

Ending cash and cash equivalents	$23.6	$0.8	$1.7	$—	$26.1

	Year Ended December 31, 2006
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(59.6)	$158.0	$236.3	$—	$334.7

Capital expenditures	—	(63.5)	(87.8)	—	(151.3)
Acquisition of businesses and wireless licenses	—	(123.8)	—	—	(123.8)
Other investing activities	—	11.9	3.2	—	15.1

Cash flows used in investing activities	—	(175.4)	(84.6)	—	(260.0)

Funding between Parent and subsidiaries, net	127.6	22.5	(150.1)	—	—
Repayment of debt	(7.2)	(3.6)	(2.5)	—	(13.3)
Other financing activities	(8.8)	—	1.1	—	(7.7)

Cash flows provided by (used in) financing activities	111.6	18.9	(151.5)	—	(21.0)

Increase in cash and cash equivalents	52.0	1.5	0.2	—	53.7
Beginning cash and cash equivalents	23.9	0.5	1.3	—	25.7

Ending cash and cash equivalents	$75.9	$2.0	$1.5	$—	$79.4

	Year Ended December 31, 2005
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(22.4)	$77.8	$266.9	$—	$322.3

Capital expenditures	—	(51.6)	(91.4)	—	(143.0)
Other investing activities	(1.1)	1.4	—	—	0.3

Cash flows used in investing activities	(1.1)	(50.2)	(91.4)	—	(142.7)

Funding between Parent and subsidiaries, net	181.3	(29.9)	(151.4)	—	—
Issuance of long-term debt	752.0	0.1	—	—	752.1
Repayment of debt	(879.1)	—	(24.2)	—	(903.3)
Other financing activities	(29.5)	1.9	—	—	(27.6)

Cash flows provided by (used in) financing activities	24.7	(27.9)	(175.6)	—	(178.8)

Increase (decrease) in cash and cash equivalents	1.2	(0.3)	(0.1)	—	0.8
Beginning cash and cash equivalents	22.7	0.8	1.4	—	24.9

Ending cash and cash equivalents	$23.9	$0.5	$1.3	$—	$25.7

19. Quarterly Financial Information (Unaudited)

(dollars in millions except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2007
Revenue	$315.3	$329.1	$344.3	$359.9	$1,348.6
Operating income	77.9	81.1	82.6	40.8	282.4
Net income	22.6	24.2	25.7	0.7	73.2
Basic earnings (loss) per common share	0.08	0.09	0.09	(0.01)	0.25
Diluted earnings (loss) per common share	0.08	0.08	0.09	(0.01)	0.24

(dollars in millions except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2006
Revenue	$298.2	$323.3	$320.1	$328.5	$1,270.1
Operating income	71.1	83.2	83.5	74.7	312.5
Net income	14.1	24.3	25.1	22.8	86.3
Basic earnings per common share	0.05	0.09	0.09	0.08	0.31
Diluted earnings per common share	0.05	0.09	0.09	0.08	0.30

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

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007 (the “Evaluation Date”). Based on that evaluation, Cincinnati Bell Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management’s annual report on internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2007, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Item 9B. Other Information

No reportable information under this item.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by Item 401, Item 405, Item 406 and 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K regarding directors of Cincinnati Bell Inc. can be found in the Proxy Statement for the Annual Meeting and incorporated herein by reference.

The Company’s Code of Ethics for Senior Financial Officers that applies to its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer is filed as an exhibit to this Form 10-K and posted on the Company’s website at http://www.cincinnatibell.com. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), the Company will post on its website any amendment to the Code of Ethics for Senior Financial Officers and any waiver of such code relating to such senior executive officers of the Company.

In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and filed as exhibits to this Annual Report on Form 10-K, in May 2007 the Company’s Chief Executive Officer submitted to the NYSE the certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303 A.12 of the NYSE Listed Company Manual.

Executive Officers of the Registrant:

The names, ages and positions of the executive officers of the Company are as follows:

Name	Age	Title
John F. Cassidy (a)	53	President and Chief Executive Officer
Brian A. Ross	50	Chief Financial Officer
Jeffery D. Coleman	44	Vice President, Internal Controls
Christopher J. Wilson	42	Vice President, General Counsel, and Secretary
Brian G. Keating	54	Vice President, Human Resources and Administration
Kurt A. Freyberger	41	Vice President and Controller
Kimberly H. Sheehy	43	Vice President and Treasurer
Traci D. Bolte	38	Vice President, Investor Relations and Corporate Communications

(a)	Member of the Board of Directors

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

BRIAN G. KEATING, Vice President, Human Resources and Administration of the Company since August 2003; Vice President, Human Resources and Administration of the Cincinnati Operations, 2000-2003; Director of Labor Relations, Staffing and Safety of the Company, 1988-2000.

KURT A. FREYBERGER, Vice President and Controller of the Company since March 2005; Assistant Corporate Controller at Chiquita Brands International, Inc. from 2000 to March 2005; various financial reporting roles at Chiquita from 1996-2000.

KIMBERLY H. SHEEHY, Vice President and Treasurer since December 2007; Vice President of Financial Planning and Analysis from January 2007 to December 2007; Managing Director of Financial Planning and Analysis from 2005-2007; Managing Director of Corporate Tax from 2001 to 2005.

TRACI D. BOLTE, Vice President of Investor Relations and Corporate Communications since December 2007; Director of Investor Relations from February 2007 to December 2007; Director of Finance and Accounting from 2005 to 2007; various finance and operational roles within Cincinnati Bell from 2000 to 2005.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statement Schedules

Financial Statement Schedule II – Valuation and Qualifying Accounts is included on page 107. All other schedules are not required under the related instructions or are not applicable.

Exhibits

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit Number	Description

(3.1)(a)	Amended Articles of Incorporation of Cincinnati Bell (Exhibit 3.1(a) to Form S-4 dated July 17, 2003, File No. 1-8519).

(3.1)(b)	Amended Regulations of Cincinnati Bell (Exhibit 3.2 to Registration Statement No. 2-96054).

(4)(c)(i)	Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023 (Exhibit 4-A to Current Report on Form 8-K, date of report July 12, 1993, File No. 1-8519).

(4)(c)(ii)(1)	Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4-A to Current Report on Form 8-K, filed October 27, 1993, File No. 1-8519).

(4)(c)(ii)(2)	First Supplemental Indenture dated as of December 31, 2004 to the Indenture dated October 27, 1993 by and among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit 4(c)(ii)(2) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(ii)(3)	Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated October 27, 1993 by and among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit 4(c)(ii)(3) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iii)(1)	Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4-A to Current Report on Form 8-K, filed November 30, 1998, File No. 1-8519).

(4)(c)(iii)(2)	First Supplemental Indenture dated as of January 10, 2005 to the Indenture dated November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and the Bank of New York, as Trustee (Exhibit 4(c)(iii)(2) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iii)(3)	Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and the Bank of New York, as Trustee (Exhibit (4)(c)(iii)(3) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iv)	Warrant Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers (Exhibit (4)(c)(vii) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)	Equity Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers (Exhibit (4)(c)(ix) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

Exhibit Number	Description

(4(c)(vi)(1)	Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(1) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4(c)(vi)(2)	First Amendment to Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(2) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)(3)	Second Amendment to Purchase Agreement, dated as of April 30, 2004 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(3) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 1-8519).

(4)(c)(vi)(4)	Third Amendment to Purchase Agreement, dated April 30, 2004, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit 4(c)(viii)(4) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(vi)(5)	Fourth Amendment to Purchase Agreement, dated January 31, 2005, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit 4(c)(viii)(5) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(vi)(6)	Note Repurchase Agreement, dated August 5, 2005, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit 10.1 to Current Report on Form 8-K, date of Report August 8, 2005, File No. 1-8519).

(4)(c)(vii)(1)	Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto, and the Bank of New York, as Trustee, in connection with Cincinnati Bell 7 1/4% Senior Notes due 2013 (Exhibit (4)(c)(xi) on Form S-4 dated July 17, 2003, File No. 1-8519).

(4)(c)(vii)(2)	First Supplemental Indenture dated as of January 28, 2005 to the Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit 4.1 to Current Report on Form 8-K dated February 2, 2005, File No. 1-8519).

(4)(c)(viii)	Indenture dated as of November 19, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto, and The Bank of New York, as Trustee, in connection with Cincinnati Bell 8 3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit (4)(c)(xiii) to Registration Statement No. 333-110940).

(4)(c)(ix)	Indenture dated as of February 16, 2005, by and among Cincinnati Bell Inc., as Issuer, the Guarantor parties thereto, and the Bank of New York, as Trustee in connection with Cincinnati Bell 7% Senior Notes due 2015 (Exhibit 4.1 to Current Report on Form 8-K, filed on February 23, 2005, File No. 1-8519).

(4)(c)(x)	No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(i)(A)	Credit Agreement dated as of February 16, 2005 as Amended and Restated as of August 31, 2005 among Cincinnati Bell Inc. as Borrower, the Guarantor parties thereto, Bank of America, N.A. as Administrative Agent, PNC Bank, National Association, as Swingline Lender, and Lenders party thereto (Exhibit 10.2 to Current Report on Form 8-K, filed September 1, 2005, File No. 1-8519).

Exhibit Number	Description
(10)(i)(B)	Second Amendment to the Credit Agreement, dated as of May 25th, 2007, among Cincinnati Bell Inc., as Borrower, certain subsidiaries as Guarantors thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, and PNC Bank, National Association, as Swingline Lender and L/C Issuer (Exhibit 99.1 to Current Report on Form 8-K, filed June 1, 2007, File No. 1-8519).

(10)(i)(C)(1)	Purchase and Sale Agreement, dated as of March 23, 2007, among Cincinnati Bell Funding LLC as Purchaser, Cincinnati Bell Inc. as Servicer and sole member of Cincinnati Bell Funding LLC, and various Cincinnati Bell subsidiaries as Sellers (Exhibit 99.1 to Current Report on Form 8-K, filed March 29, 2007, File No. 1-8519).

(10)(i)(C)(2)	Receivables Purchase Agreement, dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, various Purchasers and Purchaser Agents, and PNC Bank, National Association, as Administrator. (Exhibit 99.2 to Current Report on Form 8-K, filed March 29, 2007, File No. 1-8519).

(10)(ii)(A)+	Asset Purchase Agreement, dated November 30, 2007 among Cincinnati Bell Any Distance Inc. as Buyer, EGIX,Inc and EGIX Network Services, Inc as Sellers, and the Seller’s respective subsidiaries and principal shareholders.

(10)(ii)(B)+	Asset Purchase Agreement, dated as of December 31, 2007, among GramTel USA, Inc. as Seller, BCSIVA Inc. as Buyer, and Jordan Industries, Inc.

(10)(iii)(A)(1)*	Short Term Incentive Plan of Cincinnati Bell Inc., as amended and restated effective July 24, 2000 (Exhibit (10)(iii)(A)(1) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(1.1)+	Amendment to Cincinnati Bell Inc. Short Term Incentive Plan effective as of May 27, 2003.

(10)(iii)(A)(2)*	Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective July 24, 2002 (Exhibit (10)(iii)(A)(2) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(2.1)+	Amendment to Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors effective as of May 27, 2003.

(10)(iii)(A)(2.2)+	Amendment to Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors effective as of January 1, 2005.

(10)(ii)(A)(2.3)+	Amendment to Cincinnati Bell Deferred Compensation Plan for Outside Directors effective as of January 1, 2006.

(10)(iii)(A)(3)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective July 24, 2000 (Exhibit (10)(iii)(A)(4) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(3.2)+	Amendment to Cincinnati Bell Inc. Pension Program effective as of December 4, 2003.

(10)(iii)(A)(4)*	Cincinnati Bell Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2002 (Exhibit (10)(iii)(A)(4) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(4.1)+	Amendment to Cincinnati Bell Inc. Executive Deferred Compensation Plan effective as of May 27, 2003.

(10)(iii)(A)(5)*	Cincinnati Bell Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000 (Exhibit (10)(iii)(A)(1) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(5.1)+	Amendment to Cincinnati Bell Inc. 1997 Long Term Incentive Plan effective as of January 1, 2001.

(10)(iii)(A)(5.2)+	Amendment to Cincinnati Bell Inc. 1997 Long Term Incentive Plan effective as of May 27, 2003.

Exhibit Number	Description
(10)(iii)(A)(6)*	Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective January 1, 2001 (Exhibit (10)(iii)(A)(6) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(6.1)+	Amendment to Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors effective as of May 27, 2003.

(10)(iii)(A)(7)*	Cincinnati Bell Inc. 1989 Stock Option Plan (Exhibit (10)(iii)(A)(14) to Annual Report on Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(8)*	Employment Agreement effective July 26, 2005 between the Company and Brian G. Keating (Exhibit 10.5 to Current Report on Form 8-K, date of Report July 29, 2005, File No. 1-8519).

(10)(iii)(A)(9)*	Employment Agreement effective January 1, 1999, between Broadwing and John F. Cassidy (Exhibit (10)(iii)(A)(11.1) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-8519).

(10)(iii)(A)(9.1)*	Amendment to Employment Agreement effective September 20, 2002 between Cincinnati Bell Inc. and John F. Cassidy (Exhibit (10)(iii)(A)(8) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-8519).

(10)(iii)(A)(9.2)*	Amendment No. 2 effective July 26, 2005 to Employment Agreement between Cincinnati Bell Inc. and John F. Cassidy (Exhibit 10.1 to Current Report on Form 8-K, date of Report July 29, 2005, File No. 1-8519).

(10)(iii)(A)(10)*	Employment Agreement effective July 26, 2005 between the Company and Christopher J. Wilson (Exhibit 10.4 to Current Report on Form 8-K, date of Report July 29, 2005, File No. 1-8519).

(10)(iii)(A)(12)*	Employment Agreement effective July 26, 2005 between the Company and Rodney D. Dir (Exhibit 10.3 to Current Report on Form 8-K, date of Report July 29, 2005, File No. 1-8519).

(10)(iii)(A)(12.1)	Amendment to Employment Agreement effective November 9, 2007 between the Company and Rodney D. Dir (Exhibit 10.1 to Current Report on Form 8-K filed November 15, 2007, File No. 1-8519).

(10)(iii)(A)(13)*	Employment Agreement effective July 26, 2005 between the Company and Brian A. Ross (Exhibit 10.2 to Current Report on Form 8-K, date of Report July 29, 2005, File No. 1-8519).

(10)(iii)(A)(14)	Cincinnati Bell Inc. 2007 Long Term Incentive Plan (Appendix A to the Company’s 2007 Proxy Statement on Schedule 14A filed March 14, 2007, File No. 1-8519).

(10)(iii)(A)(15)	Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors (Appendix B to the Company’s 2007 Proxy Statement on Schedule 14A filed on March 14, 2007, File No. 1-8519).

(10)(iii)(A)(16)	Cincinnati Bell Inc. 2007 Performance Unit Agreement (Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-8519).

(10)(iii)(A)(17)+	Cincinnati Bell Management Pension Plan effective as of January 1, 1997.

(10)(iii)(A)(17.1)+	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2002.

(10)(iii)(A)(17.2)+	Amendment to Cincinnati Bell Management Pension Plan effective as of May 27, 2003.

(10)(iii)(A)(17.3)+	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 1997.

(10)(iii)(A)(17.4)+	Amendment to Cincinnati Bell Management Pension Plan effective as of December 4, 2003.

(10)(iii)(A)(17.5)+	Amendment to Cincinnati Bell Management Pension Plan effective as of August 19, 2004.

(10)(iii)(A)(17.6)+	Amendment to Cincinnati Bell Management Pension Plan effective as of June 1, 2005.

Exhibit Number	Description
(10)(iii)(A)(17.7)+	Amendment to Cincinnati Bell Management Pension Plan effective as of March 28, 2005.

(10)(iii)(A)(17.8)+	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2006.

(10)(iii)(A)(17.9)+	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2007.

(10)(iii)(A)(18)	Cincinnati Bell Inc. Form of Stock Option Agreement (Employees) (Exhibit 10.1 to Current Report on Form 8-K, date of Report December 3, 2004, File No. 1-8519).

(10)(iii)(A)(19)	Cincinnati Bell Inc. Form of Cincinnati Bell Inc. Performance Restricted Stock Agreement (Exhibit 10.2 to Current Report on Form 8-K, date of Report December 3, 2004, File No. 1-8519).

(10)(iii)(A)(20)	Cincinnati Bell Inc. Form of Stock Option Agreement (Non-Employee Directors) (Exhibit 10.3 to Current Report on Form 8-K, date of Report December 3, 2004, File No. 1-8519).

(14)	Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K (Exhibit (10)(iii)(A)(15) to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(21)+	Subsidiaries of the Registrant.

(23)+	Consent of Independent Registered Public Accounting Firm.

(24)+	Powers of Attorney.

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

The Company’s reports on Form 10-K, 10-Q, 8-K, proxy and other information are available free of charge at the following website: http://www.cincinnatibell.com. Upon request, the Company will furnish a copy of the Proxy Statement to its security holders without charge, portions of which are incorporated herein by reference. The Company will furnish any other exhibit at cost.

Schedule II

CINCINNATI BELL INC.

VALUATION AND QUALIFYING ACCOUNTS

(dollars in millions)

	Beginning of Period	Charge (Benefit) to Expenses	To (from) Other Accounts	Deductions	End of Period
Allowance for Doubtful Accounts
Year 2007	$15.2	$15.2	$—	$13.3	$17.1
Year 2006	$14.3	$14.0	$—	$13.1	$15.2
Year 2005	$14.5	$14.3	$—	$14.5	$14.3

Deferred Tax
Valuation Allowance
Year 2007	$150.7	$(10.7)	$—	$—	$140.0
Year 2006	$183.9	$(33.2)	$—	$—	$150.7
Year 2005	$144.2	$39.7	$—	$—	$183.9

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BELL INC.

February 26, 2008	By	/s/ Brian A. Ross
Brian A. Ross
Chief Financial Officer

	By	/s/ Kurt A. Freyberger
Kurt A. Freyberger
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John F. Cassidy John F. Cassidy	President, Chief Executive Officer, and Director	February 26, 2008

PHILLIP R. COX* Phillip R. Cox	Chairman of the Board and Director	February 26, 2008

DANIEL J. MEYER* Daniel J. Meyer	Director	February 26, 2008

ALEX SHUMATE* Alex Shumate	Director	February 26, 2008

JOHN M. ZRNO* John M. Zrno	Director	February 26, 2008

BRUCE L. BYRNES* Bruce L. Byrnes	Director	February 26, 2008

MICHAEL G. MORRIS* Michael G. Morris	Director	February 26, 2008

ROBERT W. MAHONEY* Robert W. Mahoney	Director	February 26, 2008

*By:	/s/ John. F. Cassidy	February 26, 2008

John F. Cassidy
as attorney-in-fact and on his behalf
as Principal Executive Officer, President and Chief Executive Officer, and Director