Form 10-Q
period 2008-03-31
CINCINNATI BELL INC
filed 2008-05-06
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☒            Non-accelerated filer  ☐            Accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

At May 1, 2008, there were 242,956,757 common shares outstanding and 155,250 shares of 6 3/4% Cumulative Convertible Preferred Stock outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

Description

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue
Services	$297.2	$282.0
Products	51.3	33.3

Total revenue	348.5	315.3
Costs and expenses
Cost of services, excluding depreciation	106.5	96.6
Cost of products sold, excluding depreciation	52.3	36.5
Selling, general and administrative	70.1	65.5
Depreciation	36.1	35.4
Amortization	1.2	0.9
Restructuring charges	24.0	2.5
Asset impairment	1.2	—

Total operating costs and expenses	291.4	237.4

Operating income	57.1	77.9
Interest expense	36.3	40.1
Other income, net	(1.2)	(2.0)

Income before income taxes	22.0	39.8
Income tax expense	9.1	17.2

Net income	12.9	22.6
Preferred stock dividends	2.6	2.6

Net income applicable to common shareowners	$10.3	$20.0

Basic and diluted earnings per common share	$0.04	$0.08

Weighted average common shares outstanding (in millions)
Basic	246.7	247.1
Diluted	252.8	255.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$19.3	$26.1
Receivables, less allowances of $16.6 and $17.1	171.5	176.5
Inventory, materials and supplies	26.0	31.2
Deferred income tax benefits, net	76.0	72.8
Prepaid expenses and other current assets	17.6	11.1

Total current assets	310.4	317.7
Property, plant and equipment, net	952.7	933.7
Goodwill	69.1	62.4
Intangible assets, net	128.0	121.2
Deferred income tax benefits, net	504.0	523.4
Other noncurrent assets	70.0	61.2

Total assets	$2,034.2	$2,019.6

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$8.1	$7.8
Accounts payable	91.1	105.5
Unearned revenue and customer deposits	47.6	47.4
Accrued taxes	21.4	15.2
Accrued interest	26.9	49.4
Accrued payroll and benefits	39.6	44.8
Other current liabilities	43.6	47.5

Total current liabilities	278.3	317.6
Long-term debt, less current portion	2,019.0	2,001.9
Accrued pension and postretirement benefits	314.6	291.7
Other noncurrent liabilities	82.6	76.0

Total liabilities	2,694.5	2,687.2

Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2008 and December 31, 2007; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 256,855,282 and 256,652,787 shares issued; 244,330,131 and 248,357,332 outstanding at March 31, 2008 and December 31, 2007	2.6	2.6
Additional paid-in capital	2,921.5	2,922.7
Accumulated deficit	(3,446.2)	(3,459.1)
Accumulated other comprehensive loss	(103.2)	(115.9)
Common shares in treasury, at cost: 12,525,151 and 8,295,455 shares at March 31, 2008 and December 31, 2007	(164.4)	(147.3)

Total shareowners’ deficit	(660.3)	(667.6)

Total liabilities and shareowners’ deficit	$2,034.2	$2,019.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$12.9	$22.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	36.1	35.4
Amortization	1.2	0.9
Provision for loss on receivables	4.3	3.4
Noncash interest expense	1.2	1.3
Deferred income tax expense, including valuation allowance change	8.8	16.1
Pension and other postretirement expense in excess of payments	42.8	8.8
Other, net	1.4	0.1
Changes in operating assets and liabilities, net of effects of acquisitions
Decrease in receivables	2.6	18.1
Increase in inventory, materials, supplies, prepaids and other current assets	(0.3)	(8.9)
Increase (decrease) in accounts payable	(7.3)	4.1
Decrease in accrued and other current liabilities	(25.6)	(33.2)
Decrease in other long-term assets	3.0	0.4
Increase (decrease) in other long-term liabilities	6.9	(0.8)

Net cash provided by operating activities	88.0	68.3

Cash flows from investing activities
Capital expenditures	(60.7)	(42.3)
Acquisitions of businesses	(18.7)	(4.6)
Other, net	(0.7)	(0.5)

Net cash used in investing activities	(80.1)	(47.4)

Cash flows from financing activities
Increase in corporate credit facility, net	45.0	—
Repayment of debt	(40.0)	(51.3)
Preferred stock dividends	(2.6)	(2.6)
Common stock repurchase	(16.7)	—
Other, net	(0.4)	(0.5)

Net cash used in financing activities	(14.7)	(54.4)

Net decrease in cash and cash equivalents	(6.8)	(33.5)
Cash and cash equivalents at beginning of year	26.1	79.4

Cash and cash equivalents at end of period	$19.3	$45.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies

The following represents a summary of the business and accounting policies of Cincinnati Bell Inc. (the “Company”). A more detailed presentation can be found in the Company’s 2007 Annual Report on Form 10-K.

Description of Business — The Company provides diversified telecommunications services through businesses in three segments: Wireline, Wireless and Technology Solutions. During the second quarter of 2007, the Company realigned its reportable business segments to be consistent with changes to its management structure and reporting. Refer to Note 8 for further discussion concerning the Company’s segments.

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

The Condensed Consolidated Balance Sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2008.

Income Taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2004. The IRS has completed its examination of the 2004 and 2005 tax years while 2006 is still under audit.

The Company has a $14.7 million liability at March 31, 2008 for unrecognized tax benefits and had a $14.8 million liability recorded at December 31, 2007 . The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $14.4 million. The Company does not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year.

The Company recognizes accrued penalties related to unrecognized tax benefits in income tax expense. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. Accrued interest and penalties are insignificant at March 31, 2008 and December 31, 2007.

Regulatory Taxes — The Company incurs federal regulatory taxes on certain revenue producing transactions. The Company is permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers. The amount recorded as revenue was $3.7 million for both the three months ended March 31, 2008 and March 31, 2007. The amount expensed for the three months ended March 31, 2008 was $3.9 million and for the three months ended March 31, 2007 was $4.2 million. The Company records all other taxes collected from customers on a net basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Stock-Based Compensation — The Company values all share-based payments to employees at fair value on the date of grant and expenses this value over the applicable vesting period. The Company’s policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. For all share-based payments, an assumption is made for an estimated forfeiture rate based on the historical behavior of employees. The Company’s practice has generally been to make its annual grant of stock options and time-based restricted awards in December and annual performance-based awards in the first quarter. In addition, the Company also has historically granted a smaller number of stock-based awards at various times during the year for new employees, promotions and performance achievements.

Stock options

The following table summarizes stock option activity for the three months ended March 31, 2008:

(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Prices Per Share	Weighted- Average Contractual Life in Years
Options outstanding at January 1, 2008	20,625	$10.76	4.6
Granted	712	3.81
Exercised	(58)	3.86
Forfeited	—	—
Expired	(1,064)	10.87

Options outstanding at March 31, 2008	20,215	$10.52	4.7

Options exercisable at March 31, 2008	17,866	$11.31	4.1

During the three months ended March 31, 2008, the Company granted performance-based options, which vest over four years upon the achievement of certain performance-based objectives. The Company recognized compensation expense of $0.4 million related to stock options for the three months ended March 31, 2008 and $0.2 million of compensation expense for the three months ended March 31, 2007. As of March 31, 2008, there was $3.0 million of unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted average period of approximately two years. At March 31, 2008, the aggregate intrinsic value of stock options outstanding and exercisable was approximately $3.0 million and $2.6 million, respectively.

The weighted average fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2008	2007
Expected volatility	31.3%	29.2%
Risk-free interest rate	2.8%	4.6%
Expected holding period - years	5	5
Expected dividends	0.0%	0.0%
Weighted-average grant date fair value	$1.24	$1.59

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

Form 10-Q Part I	Cincinnati Bell Inc.

Performance-based awards

(in thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2008	2,932	$4.75
Granted*	1,438	3.98
Vested	(550)	4.51
Forfeited	(489)	4.30

Non-vested at March 31, 2008	3,331	$4.52

*	Assumes the maximum number of awards that can be earned if the performance conditions are achieved.

Awards granted generally vest over three to four years and upon the achievement of certain performance-based objectives. The Company recognized expense for performance-based awards of $1.3 million for the three months ended March 31, 2008, and $0.4 million of expense for the three months ended March 31, 2007. As of March 31, 2008, there was $8.7 million of unrecognized compensation expense related to performance-based awards. This expense is expected to be recognized over a weighted average period of approximately two years.

Time-based restricted awards

(in thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2008	375	$4.87
Granted	—	—
Vested	(1)	4.83
Forfeited	(11)	4.81

Non-vested at March 31, 2008	363	$4.87

Awards granted generally vest in one-third increments over a period of three years. The Company recognized expense of $0.1 million related to time-based restricted awards for both the three months ended March 31, 2008 and March 31, 2007. As of March 31, 2008, there was $1.2 million of unrecognized compensation expense related to these shares. This expense is expected to be recognized over a weighted average period of approximately two years.

Form 10-Q Part I	Cincinnati Bell Inc.

Recently Issued Accounting Standards — Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” was issued in September 2006. The objective of the Statement is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. The Company has adopted the provisions of SFAS No. 157 related to financial instruments as of January 1, 2008. Per FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” implementation of SFAS No. 157 to non-financial assets and liabilities has been deferred until interim and annual periods beginning after November 15, 2008.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - defined as observable inputs such as quoted prices in active markets;

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3 - Unobservable inputs that reflect the Company’s determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including the Company’s own data.

At March 31, 2008, the Company has financial instruments that are required to be measured at fair value on a recurring basis as follows:

•	Money market funds presented as cash equivalents of $15.2 million – Level 1

•	Interest rate swap agreements of $16.1 million – Level 2

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued in February 2007. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company did not elect the fair value measurement option for any of its financial assets or liabilities.

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

Form 10-Q Part I	Cincinnati Bell Inc.

or directly in contributed capital, depending on the circumstances. SFAS No. 141(R) is effective for the first fiscal year beginning after December 15, 2008. The Company has not yet assessed the impact of this Statement on the Company’s financial statements.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” was issued in March 2008. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet assessed the impact of this Statement on the Company’s financial statements.

2.	Acquisitions of Businesses

eGIX, Inc.

In February 2008, the Company purchased eGIX Inc. (“eGIX”), a Competitive Local Exchange Carrier provider of voice and long distance services to business customers in Indiana and Illinois, for an upfront purchase price of $17.9 million and contingent consideration up to $5.2 million. The Company funded the purchase with its Corporate credit facility. The purchase price was primarily allocated to customer relationship intangible assets for $7 million, goodwill for $6 million, and property, plant and equipment for $5 million. The Company anticipates both the goodwill and intangible assets to be fully deductible for tax purposes. The financial results have been included in the Wireline segment and were immaterial to the Company’s financial statements for the three months ended March 31, 2008. The preliminary purchase price allocation for this transaction may be adjusted upon completion of the Company’s valuation of the related assets and liabilities of the business.

CenturyTel

In March 2008, the Company entered into a definitive purchase agreement to acquire the Dayton, Ohio operations of CenturyTel for a purchase price of $1.5 million. The purchase includes access lines to small and medium-size customers and fiber network throughout the Dayton metro area. The Company expects to complete the transaction in the second quarter of 2008.

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2008	2007
Numerator:
Net income	$12.9	$22.6
Preferred stock dividends	2.6	2.6

Numerator for basic and diluted EPS	$10.3	$20.0

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	246.7	247.1
Warrants	4.6	6.3
Stock-based compensation arrangements	1.5	1.6

Denominator for diluted EPS	252.8	255.0

Basic and diluted earnings per common share	$0.04	$0.08

Potentially issuable common shares excluded from denominator for diluted EPS due to anti-dilutive effect	39.7	35.7

4.	Comprehensive Income

	Three Months Ended March 31,
(dollars in millions)	2008	2007
Net income	$12.9	$22.6
Amortization of pension and postretirement costs, net of income taxes of $1.2 and $2.2, respectively	2.1	3.7
Remeasurement of pension and postretirement liabilities, net of income taxes of $6.1	10.6	—

Comprehensive income	$25.6	$26.3

Form 10-Q Part I	Cincinnati Bell Inc.

5.	Debt

The Company’s debt consists of the following:

(dollars in millions)	March 31, 2008	December 31, 2007
Current portion of long-term debt:
Credit facility, Tranche B Term Loan	$4.0	$4.0
Capital lease obligations and other debt	4.1	3.8

Current portion of long-term debt	8.1	7.8

Long-term debt, less current portion:
Credit facility, revolver	100.0	55.0
Credit facility, Tranche B Term Loan	206.0	207.0
7 1/4% Senior Notes due 2013	470.5	470.5
8 3/8% Senior Subordinated Notes due 2014*	605.4	637.4
7% Senior Notes due 2015*	256.0	250.6
7 1/4% Senior Notes due 2023	50.0	50.0
Accounts Receivable Securitization Facility	75.0	75.0
Various Cincinnati Bell Telephone notes	230.0	230.0
Capital lease obligations and other debt	25.5	25.8

	2,018.4	2,001.3
Net unamortized premiums	0.6	0.6

Long-term debt, less current portion	2,019.0	2,001.9

Total debt	$2,027.1	$2,009.7

*	The face amount of these notes has been adjusted for the fair value of interest rate swaps classified as fair value derivatives at March 31, 2008 and December 31, 2007.

In the first quarter of 2008, the Company purchased and extinguished $39.6 million of 8 3/8 % Senior Subordinated Notes due 2014 and recognized a gain on extinguishment of debt of $1.1 million, which is included in “Other income, net” on the Condensed Consolidated Statement of Operations.

In March 2007, the Company and certain subsidiaries entered into an accounts receivable securitization facility. Under the receivables facility, certain subsidiaries sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and as such are not available to creditors of other subsidiaries or the parent company.

Form 10-Q Part I	Cincinnati Bell Inc.

6.	Restructuring Charges

Restructuring reserve (dollars in millions):	Balance December 31, 2007	Income	Expense	Utilizations	Balance March 31, 2008
2007-2008 plan	$22.9	$(14.4)	$—	$(0.2)	$8.3
2001 plan	6.2	—	0.1	(0.2)	6.1

2007-2008 Restructuring

In the fourth quarter of 2007, the Company announced a restructuring plan to reduce costs and increase operational efficiencies. As a result, the Company incurred fourth quarter 2007 restructuring charges totaling $37.5 million and first quarter 2008 restructuring charges totaling $23.9 million, composed of the following:

Special termination pension and postretirement benefits — The Company offered and, by December 31, 2007, 105 management employees accepted special termination benefits totaling $12 million. The Company determined that $8.2 million of these benefits had been earned through December 31, 2007 under SFAS No. 88, and this amount was therefore accrued as of December 31, 2007. In the first quarter of 2008, the Company reached agreement with its union workforce on a new three-year labor agreement. As part of this agreement, the Company offered and, by March 31, 2008, 284 union employees accepted special termination benefits totaling $25 million. The Company determined that $22.1 million of these benefits had been earned through March 31, 2008 and this amount was therefore accrued as of March 31, 2008. Remaining special termination benefits for both union and management employees are subject to future service requirements as determined by the Company and will be amortized to expense over the future service period. The Company estimates these amounts to be approximately $5 million for 2008, which includes $0.7 million expensed in the first quarter of 2008 for management employees, and $2 million for 2009.

Employee separation benefits — In the fourth quarter of 2007, the Company determined a need to reduce its headcount over the next five years to conform its Wireline operations to the decreased access lines being served by the Company. In the fourth quarter of 2007, the Company recorded severance liabilities of $22.9 million, based on the Company’s probable and estimable liabilities under its written severance plans, to reduce headcount to planned levels. The number of employees included in this severance liability considered, and was reduced for, management retirements to occur as a result of the special termination pension and postretirement benefits accepted as of December 31, 2007. However, the union retirements to occur as a result of the special termination pension and postretirement benefits agreed to in the first quarter 2008 were not considered in calculating the December 31, 2007 severance liability because this agreement did not occur until after December 31, 2007. As a result of 284 union employees accepting the special termination benefits in the first quarter 2008, expense for special termination benefits increased by $22.1 million in the first quarter of 2008 as noted above, but this caused an offsetting reduction to the number of employees to be terminated through severance, and reduced the Company’s severance liability by $14.4 million.

Pension and postretirement curtailment charges — Management terminations contemplated above represent 10% of plan service years for the management pension plan and 15% of plan service years for the management postretirement plan, resulting in a pension and postretirement plan curtailment charge of $6.4 million in the fourth quarter of 2007. Union terminations contemplated above represent approximately 11% of the plan service years for both the pension and postretirement plans, resulting in a curtailment charge of $15.5 million for the pension and postretirement plans in the first quarter of 2008. See Note 7 to the Condensed Consolidated Financial Statements for further discussion relating to the curtailment charge.

The first quarter 2008 restructuring expense was associated with the Wireline segment for $23.2 million, Wireless for $0.4 million and Technology Solutions for $0.3 million. The restructuring reserve included in “Other current liabilities,” was $1.7 million and $4.5 million, respectively, at March 31, 2008 and December 31, 2007, and $6.6 million and $18.4 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007, respectively. The special termination benefits and curtailment charges are included in “Accrued pension and postretirement benefits” in the Condensed Consolidated Balance Sheet at March 31, 2008.

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

At March 31, 2008 and December 31, 2007, $1.3 million of the reserve balance was included in “Other current liabilities” in the Condensed Consolidated Balance Sheets. The reserve included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets was $4.8 million and $4.9 million at March 31, 2008 and December 31, 2007, respectively.

7.	Pensions and Postretirement Plans

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans.

As a result of the acceptance of special termination benefits by certain retirement eligible union employees in the first quarter of 2008 (see Note 6), the Company determined a curtailment charge associated with its union pension and postretirement plans was required due to the significant decrease in the expected future service years. The curtailment charge for the pension and the postretirement plans in the first quarter of 2008 consisted of both an increase in the benefit obligation of $2.2 million and $12.5 million and the acceleration of unrecognized prior service cost of $0.9 million and $(0.1) million, respectively. The management pension and postretirement plans were unaffected in the first quarter of 2008.

As a result of the new union labor agreement (see Note 6) and curtailment in the first quarter of 2008, the Company remeasured its union pension and postretirement obligations using revised assumptions, including modified retiree benefit payment assumptions and a discount rate of 6.40%. As a result of the remeasurement, the Company’s pension and postretirement obligations were reduced by approximately $17 million, deferred tax assets were reduced for the related tax effect by $6 million, and equity was increased by $11 million.

Pension and postretirement benefit costs are as follows:

	Pension Benefits		Postretirement and Other Benefits
	Three Months Ended March 31,
(dollars in millions)	2008	2007	2008	2007
Service cost	$2.3	$2.1	$0.6	$0.9
Interest cost on projected benefit obligation	6.9	7.0	4.8	5.2
Expected return on plan assets	(8.8)	(8.2)	(0.5)	(1.0)
Amortization of:
Transition obligation	—	—	0.9	1.1
Prior service cost	0.1	0.8	0.5	1.9
Actuarial loss	0.7	1.0	1.0	1.1
Special termination benefit	22.6	—	0.2	—
Curtailment charge	3.1	—	12.4	—

	$26.9	$2.7	$19.9	$9.2

Form 10-Q Part I	Cincinnati Bell Inc.

8.	Business Segment Information

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

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.

The Company’s business segment information is as follows:

	Three Months Ended March 31,
(dollars in millions)	2008	2007
Revenue
Wireline	$202.6	$203.7
Wireless	78.5	68.5
Technology Solutions	74.7	48.5
Intersegment	(7.3)	(5.4)

Total revenue	$348.5	$315.3

Intersegment revenue
Wireline	$5.9	$4.6
Wireless	0.8	0.6
Technology Solutions	0.6	0.2

Total intersegment revenue	$7.3	$5.4

Operating income
Wireline	$46.7	$72.1
Wireless	12.3	7.5
Technology Solutions	3.2	2.5
Corporate	(5.1)	(4.2)

Total operating income	$57.1	$77.9

	March 31, 2008	December 31, 2007
Assets
Wireline	$697.4	$684.5
Wireless	369.9	369.3
Technology Solutions	258.8	243.2
Corporate and eliminations	708.1	722.6

Total assets	$2,034.2	$2,019.6

Form 10-Q Part I	Cincinnati Bell Inc.

9.	Supplemental Guarantor Information

Cincinnati Bell Telephone Notes

Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company” or “CBI”), has $230 million in notes outstanding that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. Separately, in connection with a fifteen year contract for 25,000 square feet of data center space between Cincinnati Bell Technology Solutions Inc. (“CBTS”), a non-guarantor subsidiary of CBI, and a data center customer, CBI has guaranteed the performance obligations of CBTS in relation to providing the data center space and managed services under that long-term contract.

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2008 and 2007 and Condensed Consolidating Balance Sheets of the Company as of March 31, 2008 and December 31, 2007 of (1) the Parent Company, as the guarantor (2) Cincinnati Bell Telephone Company LLC, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2008
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non -guarantors)	Eliminations	Total
Revenue	$—	$181.3	$179.2	$(12.0)	$348.5
Operating costs and expenses	4.9	141.1	157.4	(12.0)	291.4

Operating income (loss)	(4.9)	40.2	21.8	—	57.1
Interest expense	31.9	3.6	6.0	(5.2)	36.3
Other expense (income), net	(6.8)	2.1	(1.7)	5.2	(1.2)

Income (loss) before income taxes	(30.0)	34.5	17.5	—	22.0
Income tax expense (benefit)	(9.0)	12.8	5.3	—	9.1
Equity in earnings of subsidiaries, net of tax	33.9	—	—	(33.9)	—

Net income	12.9	21.7	12.2	(33.9)	12.9
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$10.3	$21.7	$12.2	$(33.9)	$10.3

	Three Months Ended March 31, 2007
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$187.3	$137.4	$(9.4)	$315.3
Operating costs and expenses	4.6	121.3	120.9	(9.4)	237.4

Operating income (loss)	(4.6)	66.0	16.5	—	77.9
Interest expense	36.5	4.1	7.0	(7.5)	40.1
Other expense (income), net	(10.0)	—	0.5	7.5	(2.0)

Income (loss) before income taxes	(31.1)	61.9	9.0	—	39.8
Income tax expense (benefit)	(8.3)	22.0	3.5	—	17.2
Equity in earnings of subsidiaries, net of tax	45.4	—	—	(45.4)	—

Net income	22.6	39.9	5.5	(45.4)	22.6
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$20.0	$39.9	$5.5	$(45.4)	$20.0

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of March 31, 2008
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$15.8	$2.5	$1.0	$—	$19.3
Receivables, net	0.8	—	170.7	—	171.5
Other current assets	23.1	30.2	93.1	(26.8)	119.6

Total current assets	39.7	32.7	264.8	(26.8)	310.4
Property, plant and equipment, net	0.3	582.8	369.6	—	952.7
Goodwill and intangibles, net	—	3.3	193.8	—	197.1
Investments in and advances to subsidiaries	1,053.8	—	—	(1,053.8)	—
Other noncurrent assets	318.2	17.9	257.0	(19.1)	574.0

Total assets	$1,412.0	$636.7	$1,085.2	$(1,099.7)	$2,034.2

Current portion of long-term debt	$4.0	$0.6	$3.5	$—	$8.1
Accounts payable	—	34.7	56.4	—	91.1
Other current liabilities	60.2	66.2	53.8	(1.1)	179.1

Total current liabilities	64.2	101.5	113.7	(1.1)	278.3
Long-term debt, less current portion	1,688.9	235.5	94.6	—	2,019.0
Other noncurrent liabilities	319.2	40.4	82.4	(44.8)	397.2
Intercompany payables	—	28.6	464.1	(492.7)	—

Total liabilities	2,072.3	406.0	754.8	(538.6)	2,694.5
Shareowners’ equity (deficit)	(660.3)	230.7	330.4	(561.1)	(660.3)

Total liabilities and shareowners’ equity (deficit)	$1,412.0	$636.7	$1,085.2	$(1,099.7)	$2,034.2

	As of December 31, 2007
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$23.6	$1.9	$0.6	$—	$26.1
Receivables, net	0.1	—	176.4	—	176.5
Other current assets	14.9	28.5	90.0	(18.3)	115.1

Total current assets	38.6	30.4	267.0	(18.3)	317.7
Property, plant and equipment, net	0.3	590.1	343.3	—	933.7
Goodwill and intangibles, net	—	3.4	180.2	—	183.6
Investments in and advances to subsidiaries	1,036.4	—	—	(1,036.4)	—
Other noncurrent assets	319.8	16.0	279.9	(31.1)	584.6

Total assets	$1,395.1	$639.9	$1,070.4	$(1,085.8)	$2,019.6

Current portion of long-term debt	$4.0	$0.6	$3.2	$—	$7.8
Accounts payable	—	40.7	64.8	—	105.5
Other current liabilities	90.8	65.1	48.4	—	204.3

Total current liabilities	94.8	106.4	116.4	—	317.6
Long-term debt, less current portion	1,671.4	235.6	94.9	—	2,001.9
Other noncurrent liabilities	296.5	61.2	59.4	(49.4)	367.7
Intercompany payables	—	14.2	472.0	(486.2)	—

Total liabilities	2,062.7	417.4	742.7	(535.6)	2,687.2
Shareowners’ equity (deficit)	(667.6)	222.5	327.7	(550.2)	(667.6)

Total liabilities and shareowners’ equity (deficit)	$1,395.1	$639.9	$1,070.4	$(1,085.8)	$2,019.6

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2008
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(10.3)	$21.1	$77.2	$—	$88.0

Capital expenditures	(0.2)	(20.3)	(40.2)	—	(60.7)
Acquisitions of businesses	—	(0.8)	(17.9)	—	(18.7)
Other investing activities	(0.3)	0.1	(0.5)	—	(0.7)

Cash flows used in investing activities	(0.5)	(21.0)	(58.6)	—	(80.1)

Funding between Parent and subsidiaries, net	16.7	0.6	(17.3)	—	—
Increase in corporate credit facility, net	45.0	—	—	—	45.0
Repayment of debt	(39.0)	(0.1)	(0.9)	—	(40.0)
Common stock repurchase	(16.7)	—	—	—	(16.7)
Other financing activities	(3.0)	—	—	—	(3.0)

Cash flows provided by (used in) financing activities	3.0	0.5	(18.2)	—	(14.7)

Increase (decrease) in cash and cash equivalents	(7.8)	0.6	0.4	—	(6.8)
Beginning cash and cash equivalents	23.6	1.9	0.6	—	26.1

Ending cash and cash equivalents	$15.8	$2.5	$1.0	$—	$19.3

	Three Months Ended March 31, 2007
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(46.9)	$65.0	$50.2	$—	$68.3

Capital expenditures	—	(23.1)	(19.2)	—	(42.3)
Acquisition of business	—	(4.6)	—	—	(4.6)
Other investing activities	—	—	(0.5)	—	(0.5)

Cash flows used in investing activities	—	(27.7)	(19.7)	—	(47.4)

Funding between Parent and subsidiaries, net	67.9	(36.9)	(31.0)	—	—
Repayment of debt	(51.0)	(0.3)	—	—	(51.3)
Other financing activities	(3.1)	(0.1)	0.1	—	(3.1)

Cash flows provided by (used in) financing activities	13.8	(37.3)	(30.9)	—	(54.4)

Decrease in cash and cash equivalents	(33.1)	—	(0.4)	—	(33.5)
Beginning cash and cash equivalents	75.9	1.5	2.0	—	79.4

Ending cash and cash equivalents	$42.8	$1.5	$1.6	$—	$45.9

Form 10-Q Part I	Cincinnati Bell Inc.

7 1/ 4% Senior Notes Due 2013, 7% Senior Notes Due 2015, and 8 3/8% Senior Subordinated Notes Due 2014

The Company’s 7 1/4% Senior Notes due 2013, 7% Senior Notes due 2015, and 8 3/8% Senior Subordinated Notes due 2014 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc. (f/k/a ZoomTown.com Inc.), Cincinnati Bell Complete Protection Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless LLC, GramTel USA, Inc. (f/k/a BCSIVA Inc.), BRCOM Inc., CBTS, and IXC Internet Services Inc. The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. Separately, in connection with a fifteen year contract for 25,000 square feet of data center space between CBTS, a guarantor subsidiary of these CBI notes, and a data center customer, CBI has guaranteed the performance obligations of CBTS in relation to providing the data center space and managed services under that long-term contract.

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2008 and 2007 and the Condensed Consolidating Balance Sheets of the Company as of March 31, 2008 and December 31, 2007 of (1) the Parent Company, as the issuer (2) the guarantor subsidiaries on a combined basis and (3) the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2008
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$191.0	$169.5	$(12.0)	$348.5
Operating costs and expenses	4.9	178.3	120.2	(12.0)	291.4

Operating income (loss)	(4.9)	12.7	49.3	—	57.1
Interest expense	31.9	4.6	5.0	(5.2)	36.3
Other expense (income), net	(6.8)	0.4	—	5.2	(1.2)

Income (loss) before income taxes	(30.0)	7.7	44.3	—	22.0
Income tax expense (benefit)	(9.0)	1.7	16.4	—	9.1
Equity in earnings of subsidiaries, net of tax	33.9	—	—	(33.9)	—

Net income	12.9	6.0	27.9	(33.9)	12.9
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$10.3	$6.0	$27.9	$(33.9)	$10.3

	Three Months Ended March 31, 2007
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$152.5	$172.2	$(9.4)	$315.3
Operating costs and expenses	4.6	135.6	106.6	(9.4)	237.4

Operating income (loss)	(4.6)	16.9	65.6	—	77.9
Interest expense	36.5	7.0	4.1	(7.5)	40.1
Other expense (income), net	(10.0)	—	0.5	7.5	(2.0)

Income (loss) before income taxes	(31.1)	9.9	61.0	—	39.8
Income tax expense (benefit)	(8.3)	2.7	22.8	—	17.2
Equity in earnings of subsidiaries, net of tax	45.4	—	—	(45.4)	—

Net income	22.6	7.2	38.2	(45.4)	22.6
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$20.0	$7.2	$38.2	$(45.4)	$20.0

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of March 31, 2008
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$15.8	$1.2	$2.3	$—	$19.3
Receivables, net	0.8	60.2	110.5	—	171.5
Other current assets	23.1	90.6	32.7	(26.8)	119.6

Total current assets	39.7	152.0	145.5	(26.8)	310.4
Property, plant and equipment, net	0.3	371.3	581.1	—	952.7
Goodwill and intangibles, net	—	193.8	3.3	—	197.1
Investments in and advances to subsidiaries	1,053.8	16.8	—	(1,070.6)	—
Other noncurrent assets	318.2	258.1	16.8	(19.1)	574.0

Total assets	$1,412.0	$992.0	$746.7	$(1,116.5)	$2,034.2

Current portion of long-term debt	$4.0	$3.5	$0.6	$—	$8.1
Accounts payable	—	86.7	4.4	—	91.1
Other current liabilities	60.2	56.2	63.8	(1.1)	179.1

Total current liabilities	64.2	146.4	68.8	(1.1)	278.3
Long-term debt, less current portion	1,688.9	19.6	310.5	—	2,019.0
Other noncurrent liabilities	319.2	89.4	33.4	(44.8)	397.2
Intercompany payables	—	429.7	79.8	(509.5)	—

Total liabilities	2,072.3	685.1	492.5	(555.4)	2,694.5
Shareowners’ equity (deficit)	(660.3)	306.9	254.2	(561.1)	(660.3)

Total liabilities and shareowners’ equity (deficit)	$1,412.0	$992.0	$746.7	$(1,116.5)	$2,034.2

	As of December 31, 2007
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$23.6	$0.8	$1.7	$—	$26.1
Receivables, net	0.1	61.3	115.1	—	176.5
Other current assets	14.9	87.1	31.4	(18.3)	115.1

Total current assets	38.6	149.2	148.2	(18.3)	317.7
Property, plant and equipment, net	0.3	345.2	588.2	—	933.7
Goodwill and intangibles, net	—	180.2	3.4	—	183.6
Investments in and advances to subsidiaries	1,036.4	26.8	—	(1,063.2)	—
Other noncurrent assets	319.8	278.8	17.1	(31.1)	584.6

Total assets	$1,395.1	$980.2	$756.9	$(1,112.6)	$2,019.6

Current portion of long-term debt	$4.0	$3.2	$0.6	$—	$7.8
Accounts payable	—	98.7	6.8	—	105.5
Other current liabilities	90.8	51.2	62.3	—	204.3

Total current liabilities	94.8	153.1	69.7	—	317.6
Long-term debt, less current portion	1,671.4	19.9	310.6	—	2,001.9
Other noncurrent liabilities	296.5	66.6	54.0	(49.4)	367.7
Intercompany payables	—	430.2	82.8	(513.0)	—

Total liabilities	2,062.7	669.8	517.1	(562.4)	2,687.2
Shareowners’ equity (deficit)	(667.6)	310.4	239.8	(550.2)	(667.6)

Total liabilities and shareowners’ equity (deficit)	$1,395.1	$980.2	$756.9	$(1,112.6)	$2,019.6

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2008
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(10.3)	$60.1	$38.2	$—	$88.0

Capital expenditures	(0.2)	(40.5)	(20.0)	—	(60.7)
Acquisitions of businesses	—	(17.9)	(0.8)	—	(18.7)
Other investing activities	(0.3)	(0.5)	0.1	—	(0.7)

Cash flows used in investing activities	(0.5)	(58.9)	(20.7)	—	(80.1)

Funding between Parent and subsidiaries, net	16.7	0.1	(16.8)	—	—
Increase in corporate credit facility, net	45.0	—	—	—	45.0
Repayment of debt	(39.0)	(0.9)	(0.1)	—	(40.0)
Common stock repurchase	(16.7)	—	—	—	(16.7)
Other financing activities	(3.0)	—	—	—	(3.0)

Cash flows provided by (used in) financing activities	3.0	(0.8)	(16.9)	—	(14.7)

Increase (decrease) in cash and cash equivalents	(7.8)	0.4	0.6	—	(6.8)
Beginning cash and cash equivalents	23.6	0.8	1.7	—	26.1

Ending cash and cash equivalents	$15.8	$1.2	$2.3	$—	$19.3

	Three Months Ended March 31, 2007
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(46.9)	$59.8	$55.4	$—	$68.3

Capital expenditures	—	(19.4)	(22.9)	—	(42.3)
Acquisition of business	—	—	(4.6)	—	(4.6)
Other investing activities	—	(0.5)	—	—	(0.5)

Cash flows used in investing activities	—	(19.9)	(27.5)	—	(47.4)

Funding between Parent and subsidiaries, net	67.9	(40.4)	(27.5)	—	—
Repayment of debt	(51.0)	—	(0.3)	—	(51.3)
Other financing activities	(3.1)	0.1	(0.1)	—	(3.1)

Cash flows provided by (used in) financing activities	13.8	(40.3)	(27.9)	—	(54.4)

Decrease in cash and cash equivalents	(33.1)	(0.4)	—	—	(33.5)
Beginning cash and cash equivalents	75.9	2.0	1.5	—	79.4

Ending cash and cash equivalents	$42.8	$1.6	$1.5	$—	$45.9

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

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

Critical Accounting Policies and Estimates

The preparation of Condensed Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company identified critical accounting policies that affect its more significant estimates and assumptions used in preparing its Condensed Consolidated Financial Statements. These critical accounting policies include revenue recognition, accounting for allowances for uncollectible accounts receivable, reviewing the carrying values of goodwill and indefinite-lived intangible assets, reviewing the carrying values of property, plant and equipment, accounting for business combinations, accounting for taxes, accounting for pension and postretirement expenses, and accounting for termination benefits.

Results of Operations

The financial results for the three months ended March 31, 2008 and 2007 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations of this Quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for subsequent periods or the full year.

Beginning in the second quarter of 2007, the Company realigned its reportable business segments to be consistent with changes to its management structure and reporting. The Company now has three segments: Wireline, Wireless and Technology Solutions.

CONSOLIDATED OVERVIEW

Consolidated revenue totaled $348.5 million for the first quarter of 2008, an increase of $33.2 million compared to the first quarter of 2007. The increase was primarily due to the following:

•	$26.2 million higher revenues in the Technology Solutions segment due to higher telephony and IT equipment revenue and data center and managed services revenue; and

•	$10.0 million higher revenues in the Wireless segment primarily due to increased postpaid service revenue from additional subscribers and increased average revenue per user (“ARPU”).

Operating income for the first quarter of 2008 was $57.1 million, a decrease of $20.8 million compared to the same period in 2007. The decrease was primarily due to the following:

•	$25.4 million decrease in Wireline segment operating income primarily due to a $22.0 million increase for restructuring costs and an asset impairment charge; and

•	$4.8 million increase in Wireless segment operating income due primarily to additional subscribers and increased ARPU.

Form 10-Q Part I	Cincinnati Bell Inc.

Interest expense was $36.3 million for the first quarter of 2008 as compared to $40.1 million for the first quarter of 2007. The decrease compared to last year is primarily attributable to lower interest rates and debt balances.

Other income, net of $1.2 million for the three months ended March 31, 2008 consisted primarily of a gain on the extinguishment of debt related to the purchase and extinguishment of $39.6 million of the 8 3/8% Senior Subordinated Notes due 2014. Other income, net of $2.0 million for the three months ended March 31, 2007 consisted primarily of a one-time dividend received from a cost investment.

Income tax expense of $9.1 million for the first quarter of 2008 was lower than the $17.2 million in the first quarter of 2007 primarily due to the tax effect on the 2008 restructuring charges.

The Company has certain non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses associated with the Broadband Securities. The Company estimates that its effective income tax rate will be approximately 42% for the full year 2008. However, the Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2008. The Company expects income tax payments for 2008 to be approximately $5 million.

Discussion of Operating Segment Results

WIRELINE

	Three Months Ended March 31,
(dollars in millions)	2008	2007	$ Change	% Change
Revenue:
Voice - local service	$101.0	$112.7	$(11.7)	(10)%
Data	67.6	62.5	5.1	8%
Long distance and VoIP	24.3	18.7	5.6	30%
Other	9.7	9.8	(0.1)	(1)%

Total revenue	202.6	203.7	(1.1)	(1)%

Operating costs and expenses:
Cost of services and products	67.5	65.5	2.0	3%
Selling, general and administrative	38.9	37.9	1.0	3%
Depreciation	24.9	25.8	(0.9)	(3)%
Amortization	0.2	—	0.2	n/m
Restructuring charges	23.2	2.4	20.8	n/m
Asset impairment	1.2	—	1.2	n/m

Total operating costs and expenses	155.9	131.6	24.3	18%

Operating income	$46.7	$72.1	$(25.4)	(35)%

Operating margin	23.1%	35.4%		(12.3	) pts
Capital expenditures	$20.9	$23.4	$(2.5)	(11)%

The Wireline segment consists of the operations of Cincinnati Bell Telephone Company LLC, which operates as an Incumbent Local Exchange Carrier (“ILEC”) within the Company’s traditional territory, Cincinnati Bell Extended Territories LLC, which operates as a Competitive Local Exchange Carrier (“CLEC”) in Dayton, Ohio and communities adjacent to the ILEC’s northern borders, Cincinnati Bell Any Distance Inc., which provides long distance, audio conferencing and voice over internet protocol (“VoIP”) services, Cincinnati Bell Complete Protection Inc., which provides security monitoring services and related surveillance hardware, the Company’s payphone business and its entertainment operations, which currently offers cable television in Lebanon, Ohio and DirecTV on a commission basis to the remainder of its operating territory.

In February 2008, Cincinnati Bell Any Distance Inc. completed the acquisition of eGIX, a CLEC provider of advanced data and voice services to businesses in Indiana and Illinois for $17.9 million and contingent consideration of up to $5.2 million.

Form 10-Q Part I	Cincinnati Bell Inc.

In March 2008, the Company entered into a definitive purchase agreement to acquire the Dayton, Ohio operations of CenturyTel for a purchase price of $1.5 million. The purchase includes access lines to small and medium-size customers and fiber network throughout the Dayton metro area, and is expected to close in the second quarter of 2008.

Revenue

Voice local service revenue includes local service, value added services, switched access and information services. Voice revenue decreased in the three months ended March 31, 2008 versus the same period in 2007 primarily as a result of a 6% decrease in access lines.

Access lines within the segment’s ILEC territory decreased by 67,000, or 8%, from 823,000 at March 31, 2007 to 756,000 at March 31, 2008. The Company believes the access line loss resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC territory by continuing to target voice services to residential and business customers in its CLEC territory. The Company had approximately 64,000 CLEC access lines at March 31, 2008, which is a 21% increase from March 31, 2007.

Data revenue consists of data transport, high-speed Internet access (including DSL), dial-up Internet access, digital trunking, and Local Area Network (“LAN”) interconnection services. Data revenue increased $5.1 million for the three months ended March 31, 2008 compared to the same period a year ago. The increase primarily resulted from higher DSL and data transport revenue. Data transport revenues increased by $3.1 million for the three months ended March 31, 2008 compared to same period a year ago primarily due to increased usage by CBW and third party users. An increase in DSL subscribers contributed an additional $1.9 million of revenue for the three months ended March 31, 2008 compared to the prior year period.

Long distance and VoIP revenue increased $5.6 million for the three months ended March 31, 2008 as compared to the same period in 2007. The increase in the period was primarily due to an increase in minutes of use for long distance, audio conferencing and VoIP, new broadband services and the acquisition of eGIX. The Company had approximately 541,000 subscribed long distance access lines as of March 31, 2008 in the Cincinnati and Dayton, Ohio operating areas compared to 554,000 as of March 31, 2007. The decrease in subscribers was due to a 7% decline in residential lines partially offset by a 10% increase in business subscribers.

The Company believes its rate of access line loss would have been greater and its increase in DSL subscribers would have been less without the success of its “Super Bundle,” Custom ConnectionsSM. The Company’s Super Bundle offers local, long distance, wireless, internet access and the Company’s value added services package, Home Phone Pak, at a price lower than the amount the customer would pay for the services individually. In its traditional operating area, Super Bundle subscribers increased 8,000 from 175,000 as of March 31, 2007 to 183,000 as of March 31, 2008 bringing penetration of in-territory primary residential access lines to 40%. This package has increased the demand for and increased subscriber retention of the Company’s ZoomTown DSL offering. The number of DSL subscribers increased by 6,000 subscribers during the three months ended March 31, 2008 to bring total subscribers to 228,000.

Costs and Expenses

Cost of services and products increased by $2.0 million for the three months ended March 31, 2008 as compared to 2007 primarily due to a $1.8 million increase in network costs, a $1.8 million increase in costs to support the long distance revenue growth, and increased costs due to the acquisition of eGIX partially offset by a $2.5 million decrease in payroll benefits, primarily due to lower pension and postretirement expenses.

Selling, general and administrative expenses increased $1.0 million for the three months ended March 31, 2008 versus the prior year comparable period due primarily to the purchase of eGIX in February 2008 and increased costs to support long distance growth partially offset by lower consulting expenses.

Restructuring expenses for the three months ended March 31, 2008 resulted from an early retirement option offered by the Company and accepted by certain eligible union employees during the first quarter of 2008. See Note 6 to the Consolidated Financial Statements for further information. Restructuring expenses for the three months ended March 31, 2007 were primarily due to severance costs associated with the outsourcing of certain accounting functions and the reduction in workforce of various other administrative functions.

Form 10-Q Part I	Cincinnati Bell Inc.

WIRELESS

	Three Months Ended March 31,
(dollars in millions, except for operating metrics)	2008	2007	$ Change	% Change
Revenue:
Service	$72.0	$62.2	$9.8	16%
Equipment	6.5	6.3	0.2	3%

Total revenue	78.5	68.5	10.0	15%

Operating costs and expenses:
Cost of services and products	40.0	34.7	5.3	15%
Selling, general and administrative	16.8	17.1	(0.3)	(2)%
Depreciation	8.4	8.4	—	0%
Amortization	0.6	0.8	(0.2)	(25)%
Restructuring charges	0.4	—	0.4	n/m

Total operating costs and expenses	66.2	61.0	5.2	9%

Operating income	$12.3	$7.5	$4.8	64%

Operating margin	15.7%	10.9%		4.8	pts
Operating metrics
Postpaid ARPU*	$47.47	$44.75	$2.72	6%
Prepaid ARPU*	$26.17	$22.42	$3.75	17%
Capital expenditures	$17.4	$6.2	$11.2	n/m

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Revenue

Service revenue increased by $9.8 million in the first quarter of 2008 as compared to last year primarily due to the following:

•

Postpaid service revenue increased $7.5 million primarily due to an increase in both subscribers and ARPU, which was primarily driven by a 59% increase in data revenue. Postpaid subscribers increased 8% from 376,000 subscribers at March 31, 2007 to 405,000 at March 31, 2008. Net postpaid subscribers of 4,000 were added during the first quarter of 2008 compared to net additions of 10,000 subscribers in the first quarter of 2007. The Company continues to add subscribers due to its attractive rate plans and continuing network quality improvements. The average monthly churn increased to 1.56% for 2008 from 1.41% in the first quarter of 2007.

•

Prepaid service revenue increased $2.3 million compared to last year primarily due to the increase in ARPU of $3.75. The increase in ARPU was primarily driven by a 46% increase in data revenue. The number of prepaid subscribers at March 31, 2008 remained flat at 175,000 as compared to March 31, 2007.

Equipment revenue was relatively flat during the first quarter of 2008 compared to the first quarter of 2007.

Form 10-Q Part I	Cincinnati Bell Inc.

Costs and Expenses

Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which are incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses increased $5.3 million during the first quarter of 2008 versus the prior year period. The first quarter increase was primarily attributable to a $4.4 million increase in network costs due to a higher number of subscribers and increased usage per subscriber.

Selling, general, and administrative expenses decreased $0.3 million for the first quarter of 2008 as compared to the same period in 2007. The decrease in the first quarter was primarily due to lower advertising expense of $1.0 million partially offset by an increase in consulting fees of $0.4 million and higher bad debt expense of $0.2 million.

TECHNOLOGY SOLUTIONS

	Three Months Ended March 31,
(dollars in millions)	2008	2007	$ Change	% Change
Revenue:
Telecom and IT equipment distribution	$49.7	$32.4	$17.3	53%
Data center and managed services	21.7	14.4	7.3	51%
Professional services	3.3	1.7	1.6	94%

Total revenue	74.7	48.5	26.2	54%

Operating costs and expenses:
Cost of services and products	57.9	37.9	20.0	53%
Selling, general and administrative	10.1	6.8	3.3	49%
Depreciation	2.8	1.2	1.6	n/m
Amortization	0.4	0.1	0.3	n/m
Restructuring	0.3	—	0.3	n/m

Total operating costs and expenses	71.5	46.0	25.5	55%

Operating income	$3.2	$2.5	$0.7	28%

Operating margin	4.3%	5.2%		(0.9	) pts
Capital expenditures	$22.2	$12.7	$9.5	75%

The Technology Solutions segment consists of the Company’s Cincinnati Bell Technology Solutions Inc. (“CBTS”) and GramTel USA, Inc. (“GramTel”), which was purchased on December 31, 2007.

Revenue

Revenue from telecom and IT equipment distribution represents the sale, installation and maintenance of major, branded IT and telephony equipment. Revenue increased by $17.3 million in the first quarter of 2008 versus 2007 mainly due to an increase in telephony and IT equipment sales of $18.0 million offset by lower installation and maintenance services of $0.7 million.

Data center and managed services revenue consists of recurring collocation payments from customers residing in the Company’s data centers, managed VoIP Solutions and IT services that include network management, electronic data storage, disaster recovery, and data security management. Revenue increased $7.3 million for the first quarter of 2008 as compared to the same period a year ago primarily due to increased product penetration within managed services and increased billable data center space. Data center billed utilization was 85% on approximately 182,000 square feet of data center capacity at March 31, 2008, which includes 13,000 square feet of data center capacity obtained through the acquisition of GramTel, compared to billed utilization of 95% on approximately 91,000 square feet of data center capacity at March 31, 2007. The Company intends to continue to pursue additional customers and growth in its data center business, for which the Company is prepared to commit resources, including capital expenditures and working capital, to support this growth.

Professional services revenue consists of long-term and short-term IT outsourcing and consulting engagements. Revenue for the three months ended March 31, 2008 increased by $1.6 million compared to the same period in 2007. Early in 2007, the Company expanded its team of recruiting and hiring personnel in order to focus on selling these outsourcing and consulting engagements.

Form 10-Q Part I	Cincinnati Bell Inc.

Costs and Expenses

Cost of services and products increased by $20.0 million in the first quarter of 2008 as compared to the same period in 2007. The increase in the first quarter primarily resulted from a $15.5 million increase in cost of goods sold related to the increase in telephony and IT equipment sales, a $3.8 million increase for higher payroll and contracted services due to growth in both the data center and managed services and professional services revenue, and increased data center facilities costs.

The increase of $3.3 million in selling, general and administrative expenses for the first quarter period of 2008 was primarily due to an increase in labor and employee related costs of $2.3 million to support the growing operations and higher operating taxes.

The increase in depreciation expense for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to capital expenditures associated with expanding data center capacity.

The increase in amortization expense resulted from the allocation of a portion of the purchase price to the customer relationship intangible asset associated with the GramTel acquisition in December 2007.

Financial Condition, Liquidity, and Capital Resources

As of March 31, 2008, the Company held $19.3 million in cash and cash equivalents. The Company’s primary sources of cash for the remainder of 2008 will be cash generated by operations and borrowings from the Corporate credit facility under which the Company had $122.9 million of availability at March 31, 2008. Cash flows from operations totaled $308.8 million in 2007. These 2007 cash flows from operations included payments totaling $56 million for operating taxes and early pension contributions that the Company does not expect will be required in 2008. Additionally, the Company expects that its payments for interest costs will be reduced by approximately $10 million as compared to 2007 due to lower interest rates and debt balances.

In 2008, the Company expects to spend approximately 16% of 2008 revenue on capital expenditures (revenue for 2008 is expected to be $1.4 billion). Other uses of cash for the remainder of 2008 will include repayments of debt and related interest, dividends on the 6 3/4% Cumulative Convertible Preferred Stock, and working capital. Additionally, in February 2008, the Company’s Board of Directors approved the repurchase of up to $150 million of the Company’s outstanding common stock over the period 2008 through 2009, of which $16.7 million was purchased in the first quarter of 2008.

The Company believes the cash generated by its operations and borrowings from its Corporate credit facility are sufficient to fund its primary uses of cash.

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

The Company’s public debt, which include the 7 1/4% Senior Notes due 2013 (“7 1/4% Notes due 2013”), 8 3/8% Senior Subordinated Notes due 2014 (“8 3/8% Notes”), and the 7% Notes due 2015 (“7% Notes”), contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. Restricted payments include common stock dividends, repurchase of common stock, and certain other public debt repayments. The Company currently has sufficient ability under its public debt indentures to make its intended restricted payments in 2008. The Company is in compliance with its public debt indentures.

Cash Flows

For the three months ended March 31, 2008, cash provided by operating activities totaled $88.0 million, an increase of $19.7 million compared to the $68.3 million provided by operating activities during the same period in 2007. The increase was primarily due to a customer prepayment of $21.5 million for data center services.

Cash flow utilized for investing activities increased $32.7 million to $80.1 million during the three months of 2008 as compared to $47.4 million for the three months of 2007. In the first quarter of 2008, the Company paid $18.7 million related to the acquisition of businesses, $17.9 million of which related to the purchase of eGIX. In 2007, the Company purchased a local telecommunication business and paid $4.6 million. Capital expenditures were $18.4 million higher for the three months ended March 31, 2008 versus last year due to an increase in data center expansion and the construction of the wireless 3G network.

Form 10-Q Part I	Cincinnati Bell Inc.

Cash flow used in financing activities for the three months ended March 31, 2008 was $14.7 million compared to $54.4 million during the same period in 2007. In the first quarter of 2008, the Company used cash flows from operations to purchase and extinguish $39.6 million of 8 3/8% Notes and to repurchase $16.7 million of the Company’s common stock as part of its two-year $150 million common stock repurchase plan. Borrowings under the Corporate credit facility increased by $45 million in the quarter to help fund the Company’s cash needed for investment activity. In the first quarter of 2007, $50 million of the Tranche B Term Loan was repaid and there was no increase in borrowings on the Corporate credit facility. Preferred stock dividends of $2.6 million were paid during both of the three months ended March 31, 2008 and 2007.

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

Other

Labor Contract

On January 31, 2008, the Company and the Communication Workers of America (“CWA”) reached a tentative agreement on a new labor contract. The new agreement, which covers approximately 1,300 members of the CWA locals 4400 and 4401, was ratified by the local CWA membership on February 27, 2008 and includes the following:

•	Retains the current call center work as local Cincinnati jobs, restructures base pay for the call center employees and implements a sales commission plan for eligible call center employees;

•	Creates a new wage, benefit and working condition agreement for bargaining unit employees hired on or after February 1, 2008;

•	Provides a cumulative 4.5 percent wage increase over the three years of the contract;

•	Maintains current healthcare plan designs with modest premium increases over the life of the contract, reflective of healthcare inflation;

•	Improves dental coverage by increasing the amounts covered under the plan for restorative services;

•	Increases pay-related pension credits by 3%; and

•	Offers an early retirement option to eligible bargaining unit employees.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company attempts to maintain an optimal balance of fixed rate and variable rate indebtedness in order to attain low overall borrowing costs over time. The Company periodically uses derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. The Company has interest rate swaps (designated as fair value hedging instruments) with notional amounts totaling $450 million to change the fixed rate nature of a portion of the 7% Notes and the 8 3/8% Notes to floating rate debt. As of March 31, 2008 and 2007, the fair value of all interest rate swap contracts was an asset of $16.1 million and a liability of $11.0 million, respectively, for which the Company’s underlying hedged debt is adjusted by the same corresponding value in accordance with SFAS No. 133.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further information.

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

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2008, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Form 10-Q Part II	Cincinnati Bell Inc.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors as listed in the Company’s 2007 Annual Report on Form 10-K. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2008, the Company had no unregistered sales of equity securities.

The following table provides information regarding the Company’s purchases of its common stock for the quarter ended March 31, 2008:

	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs **	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions ) **
1/1/2008-1/31/2008	3,296	$4.38	0	$—
2/1/2008-2/29/2008	0	n /a	0	—
3/1/2008-3/31/2008	4,226,399	$4.03	4,107,299	$133.3

*	The periods 1/1/2008-1/31/2008 and 3/1/2008-3/31/2008 include 3,296 and 119,100, respectively, for shares purchased at market value for certain deferred compensation plans.

**	In February 2008, the Company’s Board of Directors approved the repurchase of the Company’s outstanding common stock in an amount up to $150 million during 2008 and 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was conducted on April 25, 2008. At that meeting, shareholders voted on the following:

i.	To elect three Class III directors to serve three-year terms ending in 2011 and to elect one Class I director to serve the remainder of a term ending in 2009;

ii.	To approve an amendment to the Company’s Restated Amended Articles of Incorporation to declassify the Board of Directors and to approve an amendment to the Company’s Amended Regulations to require the annual election of directors;

iii.	To approve an amendment to the Company’s Restated Amended Articles of Incorporation to require a majority vote for the election of a director and to approve an amendment to the Company’s Amended Regulations addressing “holdover” directors; and

iv.	To ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm to audit the financial statements of the Company for the year 2008.

Form 10-Q Part II	Cincinnati Bell Inc.

The results of such votes were as follows:

i.	John F. Cassidy was elected as a director with 227,284,453 shares voting for election and 3,207,545 voting abstained. Robert W. Mahoney was elected as a director with 224,484,543 shares voting for election and 6,007,455 voting abstained. Daniel J. Meyer was elected as a director with 225,156,636 shares voting for election and 5,335,361 voting abstained. Bruce L. Byrnes was elected as a director with 226,909,915 shares voting for election and 3,582,082 voting abstained.

ii.	The proposal to amend the Company’s Restated Amended Articles of Incorporation to declassify the Board of Directors and amend the Company’s Amended Regulations to require the annual election of directors was approved with 226,419,003 shares voting for approval, 3,526,545 against and 546,448 abstained.

iii.	The proposal to amend the Company’s Restated Amended Articles of Incorporation to require a majority vote and amend the Company’s Amended Regulations addressing “holdover” directors was approved with 223,246,227 shares voting for approval, 6,454,251 against and 791,518 abstained.

iv.	Deloitte & Touche LLP was ratified as independent registered public accounting firm to audit the financial statements of the Company for the year 2008 with 225,141,158 shares voting for, 4,386,620 shares voting against and 964,218 voting abstained.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION

(3.1)(a)	Amended and Restated Articles of Incorporation of Cincinnati Bell Inc. (Exhibit 3.1 to Current Report on Form 8-K filed April 30, 2008, File No. 1-8519).

(3.1)(b)	Amended and Restated Regulations of Cincinnati Bell Inc. (Exhibit 3.2 to Current Report on Form 8-K filed April 30, 2008, File No. 1-8519).

(10)(1)	First Amendment to Receivables Purchase Agreement dated as of March 18, 2008, to the Receivables Purchase Agreement, dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Purchasers and Purchaser Agents and PNC Bank, National Association, as Administrator for each Purchaser Group (Exhibit 99.1 to Current Report on Form 8-K filed March 26, 2008, file No. 1-8519).

(10)(2)	Second Amendment to Receivables Purchase Agreement dated as of March 20, 2008, to the Receivables Purchase Agreement, dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Purchasers and Purchaser Agents and PNC Bank, National Association, as Administrator for each Purchaser Group (Exhibit 99.2 to Current Report on Form 8-K filed March 26, 2008, file No. 1-8519).

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

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

Cincinnati Bell Inc.

Date: May 6, 2008	/s/ Brian A. Ross
Brian A. Ross
Chief Financial Officer

Date: May 6, 2008	/s/ Kurt Freyberger
Kurt Freyberger
Vice President and Controller