Form 10-Q
period 2008-06-30
CINCINNATI BELL INC
filed 2008-07-31
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At July 15, 2008, there were 235,529,532 common shares outstanding and 155,250 shares of 6 3/4% Cumulative Convertible Preferred Stock outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Services	$300.0	$288.7	$597.2	$570.6
Products	51.2	40.4	102.5	73.8

Total revenue	351.2	329.1	699.7	644.4

Costs and expenses
Cost of services, excluding items below	106.3	103.0	212.8	199.6
Cost of products sold, excluding items below	53.7	42.3	106.0	78.8
Selling, general and administrative	72.2	65.8	142.3	131.3
Depreciation	36.4	36.0	72.5	71.5
Amortization	1.3	0.8	2.5	1.7
Restructuring charges	1.4	0.1	25.4	2.6
Asset impairment	—	—	1.2	—

Total operating costs and expenses	271.3	248.0	562.7	485.5

Operating income	79.9	81.1	137.0	158.9
Interest expense	34.8	39.0	71.1	79.1
Other income, net	(0.2)	(0.2)	(1.4)	(2.2)

Income before income taxes	45.3	42.3	67.3	82.0
Income tax expense	19.7	18.1	28.8	35.3

Net income	25.6	24.2	38.5	46.7
Preferred stock dividends	2.6	2.6	5.2	5.2

Net income applicable to common shareowners	$23.0	$21.6	$33.3	$41.5

Basic earnings per common share	$0.10	$0.09	$0.14	$0.17

Diluted earnings per common share	$0.09	$0.08	$0.13	$0.16

Weighted average common shares outstanding (in millions)
Basic	240.9	247.3	244.0	247.2
Diluted	248.4	257.6	250.8	256.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$21.4	$26.1
Receivables, less allowances of $17.0 and $17.1	182.1	176.5
Inventory, materials and supplies	26.9	31.2
Deferred income tax benefits, net	73.1	72.8
Prepaid expenses and other current assets	16.3	11.1

Total current assets	319.8	317.7

Property, plant and equipment, net	971.8	933.7
Goodwill	69.3	62.4
Intangible assets, net	130.0	121.2
Deferred income tax benefits, net	487.9	523.4
Other noncurrent assets	52.3	61.2

Total assets	$2,031.1	$2,019.6

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$8.5	$7.8
Accounts payable	98.8	105.5
Unearned revenue and customer deposits	47.1	47.4
Accrued taxes	22.4	15.2
Accrued interest	48.2	49.4
Accrued payroll and benefits	39.3	44.8
Other current liabilities	43.5	47.5

Total current liabilities	307.8	317.6

Long-term debt, less current portion	1,989.1	2,001.9
Accrued pension and postretirement benefits	317.8	291.7
Other noncurrent liabilities	82.5	76.0

Total liabilities	2,697.2	2,687.2

Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2008 and December 31, 2007; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 256,939,028 and 256,652,787 shares issued; 237,004,917 and 248,357,332 outstanding at June 30, 2008 and December 31, 2007	2.6	2.6
Additional paid-in capital	2,920.8	2,922.7
Accumulated deficit	(3,420.6)	(3,459.1)
Accumulated other comprehensive loss	(102.0)	(115.9)
Common shares in treasury, at cost: 19,934,111 and 8,295,455 shares at June 30, 2008 and December 31, 2007	(196.3)	(147.3)

Total shareowners’ deficit	(666.1)	(667.6)

Total liabilities and shareowners’ deficit	$2,031.1	$2,019.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$38.5	$46.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	72.5	71.5
Amortization	2.5	1.7
Provision for loss on receivables	8.6	7.4
Noncash interest expense	2.4	2.6
Deferred income tax expense, including valuation allowance change	27.1	32.6
Pension and other postretirement expense in excess of payments	47.9	14.9
Other, net	2.5	1.0

Changes in operating assets and liabilities, net of effects of acquisitions
Increase in receivables	(12.6)	(0.7)
Decrease (increase) in inventory, materials, supplies, prepaids and other current assets	0.1	(14.8)
Increase (decrease) in accounts payable	(4.6)	10.7
Decrease in accrued and other current liabilities	(5.2)	(16.8)
Decrease in other long-term assets	1.4	0.5
Increase (decrease) in other long-term liabilities	6.8	(2.2)

Net cash provided by operating activities	187.9	155.1

Cash flows from investing activities
Capital expenditures	(103.2)	(90.3)
Acquisitions of businesses	(21.6)	(4.6)
Other, net	1.0	0.1

Net cash used in investing activities	(123.8)	(94.8)

Cash flows from financing activities
Issuance of long-term debt	—	75.0
Increase in corporate credit facility, net	31.0	—
Repayment of debt	(44.6)	(183.2)
Issuance of common shares - exercise of stock options	0.3	2.3
Preferred stock dividends	(7.8)	(5.2)
Debt issuance costs	—	(1.3)
Common stock repurchase	(47.0)	—
Other, net	(0.7)	(0.6)

Net cash used in financing activities	(68.8)	(113.0)

Net decrease in cash and cash equivalents	(4.7)	(52.7)
Cash and cash equivalents at beginning of year	26.1	79.4

Cash and cash equivalents at end of period	$21.4	$26.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies

The following represents a summary of the business and accounting policies of Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company”). A more detailed presentation can be found in the Company’s 2007 Annual Report on Form 10-K.

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

The Condensed Consolidated Balance Sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2008.

Income Taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2004. The IRS has completed its examination of the 2004 and 2005 tax years while 2006 is still under audit.

The Company has an unrecognized tax benefit liability of $14.8 million at both June 30, 2008 and December 31, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $14.6 million. The Company does not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year.

The Company recognizes accrued penalties related to unrecognized tax benefits in income tax expense. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. Accrued interest and penalties are insignificant at June 30, 2008 and December 31, 2007.

Regulatory Taxes — The Company incurs federal regulatory taxes on certain revenue producing transactions. The Company is permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers. The amount recorded as revenue for the three and six months ended June 30, 2008 was $4.2 million and $7.9 million, respectively, and for the three and six months ended June 30, 2007 was $4.7 million and $8.4 million, respectively. The amount expensed for the three and six months ended June 30, 2008 was $3.8 million and $7.7 million, respectively, and for the three and six months ended June 30, 2007 was $5.4 million and $9.6 million, respectively. The Company records all other taxes collected from customers on a net basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Stock-Based Compensation — The Company values all share-based payments to employees at fair value on the date of grant and expenses this value over the applicable vesting period. The Company’s policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. For all share-based payments, an assumption is made for an estimated forfeiture rate based on the historical behavior of employees. The Company’s practice has generally been to make its annual grant of stock options and time-based restricted awards in December and annual performance-based awards in the first quarter. In addition, the Company also has historically granted a smaller number of stock-based awards at various times during the year for directors, new employees, promotions and performance achievements.

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

Level 1 - Observable inputs such as quoted prices in active markets;

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

At June 30, 2008, the Company has financial instruments that are required to be measured at fair value on a recurring basis as follows:

(dollars in millions)	June 30, 2008	Level 1	Level 2	Level 3
Interest rate swap agreements	$2.6	$—	$2.6	$—
Money market funds	16.8	16.8	—	—
Deferred compensation plans	1.1	1.1	—	—

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” was issued in December 2007. SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS No. 160: (a) noncontrolling interests are considered equity and should be reported as an element of consolidated equity; (b) net income will encompass the total income of all consolidated subsidiaries; (c) there will be separate disclosure on the face of the income statement of the attribution of income between the controlling and noncontrolling interests; and (d) increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS No. 160 will be effective for the first fiscal year beginning on or after December 15, 2008, and earlier application is prohibited. SFAS No. 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. The Company has not yet assessed the impact of this Statement on the Company’s financial statements.

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

Form 10-Q Part I	Cincinnati Bell Inc.

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

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”),” was issued in May 2008. SFAS No. 162 reorganizes the GAAP hierarchy to provide a consistent framework for determining the accounting principles that should be used when preparing U.S. GAAP financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company has not yet assessed the impact of this Statement on the Company’s financial statements.

2.	Acquisitions of Businesses

CenturyTel

In June 2008, the Company purchased the Dayton, Ohio operations of CenturyTel for a purchase price of $1.5 million, which was primarily allocated to property, plant and equipment. The purchase includes access lines to small and medium-size customers and fiber network throughout the Dayton metro area. The Company funded the purchase with its available cash. The financial results have been included in the Wireline segment and were immaterial to the Company’s financial statements for the three months ended June 30, 2008. The preliminary purchase price allocation for this transaction may be adjusted upon the completion of the Company’s valuation of the related assets and liabilities of the business.

eGIX Inc.

In February 2008, the Company purchased eGIX Inc. (“eGIX”), a Competitive Local Exchange Carrier provider of voice and long distance services to business customers in Indiana and Illinois, for $18.1 million and contingent consideration up to $5.2 million. The Company funded the purchase with its Corporate credit facility. The purchase price was primarily allocated to customer relationship intangible assets for $7 million, goodwill for $6 million, and property, plant and equipment for $5 million. The Company anticipates both the goodwill and intangible assets to be fully deductible for tax purposes. The financial results have been included in the Wireline segment and were immaterial to the Company’s financial statements for the three and six months ended June 30, 2008. The preliminary purchase price allocation for this transaction may be adjusted upon completion of the Company’s valuation of the related assets and liabilities of the business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income	$25.6	$24.2	$38.5	$46.7
Preferred stock dividends	2.6	2.6	5.2	5.2

Numerator for basic and diluted EPS	$23.0	$21.6	$33.3	$41.5

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	240.9	247.3	244.0	247.2
Warrants	5.3	7.9	5.0	7.1
Stock-based compensation arrangements	2.2	2.4	1.8	2.1

Denominator for diluted EPS	248.4	257.6	250.8	256.4

Basic earnings per common share	$0.10	$0.09	$0.14	$0.17

Diluted earnings per common share	$0.09	$0.08	$0.13	$0.16

Potentially issuable common shares excluded from denominator for diluted EPS due to anti-dilutive effect	38.2	32.9	38.8	34.1

4.	Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2008	2007	2008	2007
Net income	$25.6	$24.2	$38.5	$46.7
Amortization of pension and postretirement costs, net of taxes	1.2	3.9	3.3	7.6
Remeasurement of pension and postretirement liabilities, net of taxes	—	—	10.6	—

Comprehensive income	$26.8	$28.1	$52.4	$54.3

Form 10-Q Part I	Cincinnati Bell Inc.

5.	Debt and Financial Instruments

The Company’s debt consists of the following:

(dollars in millions)	June 30, 2008	December 31, 2007
Current portion of long-term debt:
Credit facility, Tranche B Term Loan	$4.0	$4.0
Capital lease obligations and other debt	4.5	3.8

Current portion of long-term debt	8.5	7.8

Long-term debt, less current portion:
Credit facility, revolver	86.0	55.0
Credit facility, Tranche B Term Loan	205.0	207.0
7 1/4% Senior Notes due 2013	470.5	470.5
8 3/8% Senior Subordinated Notes due 2014*	595.3	637.4
7% Senior Notes due 2015*	250.6	250.6
7 1/4% Senior Notes due 2023	50.0	50.0
Accounts receivable securitization facility	75.0	75.0
Various Cincinnati Bell Telephone notes	230.0	230.0
Capital lease obligations and other debt	26.2	25.8

	1,988.6	2,001.3
Net unamortized premiums	0.5	0.6

Long-term debt, less current portion	1,989.1	2,001.9

Total debt	$1,997.6	$2,009.7

*	The face amount of these notes has been adjusted for the fair value of interest rate swaps classified as fair value derivatives at June 30, 2008 and December 31, 2007.

For the three and six months ended June 30, 2008, the Company purchased and extinguished $2.0 million and $41.6 million, respectively, of 8 3/8 % Senior Subordinated Notes due 2014. The Company recognized a gain on extinguishment of debt of $0.1 million and $1.2 million respectively, for the three and six months ended June 30, 2008, which is included in “Other income, net” on the Condensed Consolidated Statement of Operations.

In March 2007, the Company and certain subsidiaries entered into an accounts receivable securitization facility. Under the receivables facility, certain subsidiaries sell their respective trade receivables on a continuous basis to CB Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and as such are not available to creditors of other subsidiaries or the parent company.

The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company attempts to maintain an optimal balance of fixed rate and variable rate indebtedness in order to attain low overall borrowing costs over time while mitigating exposure to interest rate fluctuations. The Company uses derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. In 2004 and 2005, the Company entered into long-term interest rate swaps with notional amounts totaling $450 million to change the fixed rate nature of a portion of the 7% Notes and the 8 3/8% Notes to floating rate debt (“long-term interest rate swaps”). These long-term interest rate swaps qualify for fair value hedge accounting. As of June 30, 2008 and December 31, 2007, the fair value of these interest rate swap contracts was an asset of $2.5 million and $2.9 million, respectively, for which the Company’s underlying hedged debt is adjusted by the same corresponding value in accordance with SFAS No. 133.

In May 2008, the Company entered into six-month interest rate swap contracts with notional amounts totaling $450 million, which effectively fixed the floating interest rates for the second half of 2008 on the long-term interest rate swaps. The Company did not designate these swaps as hedging instruments under SFAS No. 133, which results in the change in the fair value of these instruments being recognized in earnings during each period. At June 30, 2008, the fair value of these interest rate swap contracts was an asset of $0.1 million with the corresponding value included in “Other income, net” in the Condensed Consolidated Statement of Operations.

Form 10-Q Part I	Cincinnati Bell Inc.

Subsequent Event

In July 2008, the Company entered into additional six-month interest rate swap contracts with notional amounts totaling $450 million, which effectively fixed the floating interest rates in the first half of 2009 on the long-term interest rate swaps. The Company elected not to designate these swaps as hedging instruments under SFAS No. 133, which will result in the change in the fair value of these instruments being recognized in earnings during each period.

6.	Restructuring Charges

Restructuring reserve (dollars in millions):	Balance December 31, 2007	Income	Expense	Utilizations	Balance March 31, 2008	Expense	Utilizations	Balance June 30, 2008
2007-2008 plan	$22.9	$(14.4)	$—	$(0.2)	$8.3	$0.1	$(0.1)	$8.3
2001 plan	6.2	—	0.1	(0.2)	6.1	0.1	(0.3)	5.9

2007-2008 Restructuring

In the fourth quarter of 2007, the Company announced a restructuring plan to reduce costs and increase operational efficiencies. As a result, the Company incurred restructuring charges totaling $37.5 million for the three months ended December 31, 2007 and $25.3 million for the six months ended June 30, 2008 composed of the following:

Employee separation benefits — In the fourth quarter of 2007, the Company determined a need to reduce its headcount over the next five years to conform its Wireline operations to the decreased access lines being served by the Company. In the fourth quarter of 2007, the Company recorded severance liabilities of $22.9 million, based on the Company’s probable and estimable liabilities under its written severance plans, to reduce headcount to planned levels. The number of employees included in the severance liability as of December 31, 2007 was reduced for management retirements to occur as a result of the special termination pension and postretirement benefits accepted as of December 31, 2007. However, the union retirements to occur as a result of the special termination pension and postretirement benefits agreed to in the first quarter of 2008 were not considered in calculating the December 31, 2007 severance liability because this agreement did not occur until after December 31, 2007. As a result of 284 union employees accepting the special termination benefits in the first quarter of 2008, expense for special termination pension and postretirement benefits increased by $22.1 million in the first quarter of 2008, but caused an offsetting reduction to the number of employees to be terminated through severance, and reduced the Company’s severance liability by $14.4 million. The Company accrued an additional $0.1 million in the second quarter of 2008 for the 2007-2008 plan.

Special termination pension and postretirement benefits — The Company offered and, by December 31, 2007, 105 management employees accepted special termination benefits totaling $12 million. The Company determined that $8.2 million of these benefits had been earned through December 31, 2007 under SFAS No. 88, and this amount was therefore accrued as of December 31, 2007. In the first quarter of 2008, the Company reached agreement with its union workforce on a new three-year labor agreement. As part of this agreement, the Company offered and, by March 31, 2008, 284 union employees accepted special termination benefits totaling $25 million. The Company determined that $22.1 million of these benefits had been earned through March 31, 2008 and this amount was therefore accrued as of March 31, 2008. Remaining special termination benefits for both union and management employees are subject to future service requirements as determined by the Company and will be amortized to expense over the future service period. The Company estimates these amounts to be approximately $5 million for 2008, which includes $1.3 million and $2.0 million, respectively, expensed during the three months and six months ended June 30, 2008 for both union and management employees, and approximately $2 million for 2009.

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

For the six months ended June 30, 2008, the Company accrued restructuring expense of $24.4 million for the Wireline segment and $0.4 million for each of the Wireless and the Technology Solutions segments. The restructuring reserve included in “Other current liabilities,” was $1.8 million and $4.5 million at June 30, 2008 and December 31, 2007, respectively, and $6.5 million and $18.4 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, respectively. The special termination benefits and curtailment charges are included in “Accrued pension and postretirement benefits” in the Condensed Consolidated Balance Sheet at June 30, 2008. See Note 7 to the Condensed Consolidated Financial Statements for further discussion relating to the special termination pension and postretirement benefits and the curtailment charge.

Form 10-Q Part I	Cincinnati Bell Inc.

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

At June 30, 2008 and December 31, 2007, $1.3 million of the reserve balance was included in “Other current liabilities” in the Condensed Consolidated Balance Sheets. The reserve included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets was $4.6 million and $4.9 million at June 30, 2008 and December 31, 2007, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

7.	Pensions and Postretirement Plans

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans.

As a result of the acceptance of special termination benefits by certain retirement eligible union employees in the first quarter of 2008 (see Note 6), the Company determined a curtailment charge associated with its union pension and postretirement plans was required due to the significant decrease in the expected future service years. The curtailment charge for the pension and the postretirement plans for the six months ended June 30, 2008, consisted of both an increase in the benefit obligations of $2.2 million and $12.5 million and the acceleration of unrecognized prior service cost of $0.9 million and $(0.1) million, respectively.

As a result of the new union labor agreement (see Note 6) and curtailment in the first quarter of 2008, the Company remeasured only its union pension and postretirement obligations using revised assumptions, including modified retiree benefit payment assumptions and a discount rate of 6.40%. As a result of the remeasurement, the Company’s pension and postretirement obligations were reduced by approximately $17 million, deferred tax assets were reduced for the related tax effect by $6 million, and equity was increased by $11 million.

Pension and postretirement benefit costs are as follows:

	Pension Benefits		Postretirement and Other Benefits
	Three Months Ended June 30,
(dollars in millions)	2008	2007	2008	2007
Service cost	$2.2	$2.1	$0.4	$0.9
Interest cost on projected benefit obligation	7.3	7.0	4.5	5.2
Expected return on plan assets	(8.7)	(8.2)	(0.5)	(1.0)
Amortization of:
Transition obligation	—	—	0.4	1.1
Prior service cost	0.2	0.8	(0.1)	1.9
Actuarial loss	0.7	1.0	0.9	1.1
Special termination benefit	1.1	—	0.2	—

	$2.8	$2.7	$5.8	$9.2

	Pension Benefits		Postretirement and Other Benefits
	Six Months Ended June 30,
(dollars in millions)	2008	2007	2008	2007
Service cost	$4.5	$4.2	$1.0	$1.7
Interest cost on projected benefit obligation	14.2	13.9	9.3	10.5
Expected return on plan assets	(17.5)	(16.5)	(1.0)	(2.0)
Amortization of:
Transition obligation	—	—	1.3	2.1
Prior service cost	0.3	1.6	0.4	3.9
Actuarial loss	1.4	2.1	1.9	2.2
Special termination benefit	23.7	—	0.4	—
Curtailment charge	3.1	—	12.4	—

	$29.7	$5.3	$25.7	$18.4

Form 10-Q Part I	Cincinnati Bell Inc.

8.	Business Segment Information

The Company operates in the following three segments: Wireline, Wireless and Technology Solutions. The Wireline segment provides local voice, data, long-distance and other services to customers primarily in southwestern Ohio, northern Kentucky, and southeastern Indiana. The Wireless segment provides advanced, digital voice and data communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. The Technology Solutions segment provides a range of fully managed and outsourced IT and telecommunications services and offers solutions that combine data center collocation services along with the sale, installation, and maintenance of major branded IT and telephony equipment.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.

The Company’s business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2008	2007	2008	2007
Revenue
Wireline	$202.5	$204.1	$405.1	$407.8
Wireless	78.3	73.5	156.8	142.0
Technology Solutions	78.5	57.5	153.2	106.0
Intersegment	(8.1)	(6.0)	(15.4)	(11.4)

Total revenue	$351.2	$329.1	$699.7	$644.4

Intersegment revenue
Wireline	$6.4	$5.1	$12.3	$9.7
Wireless	0.8	0.6	1.6	1.2
Technology Solutions	0.9	0.3	1.5	0.5

Total intersegment revenue	$8.1	$6.0	$15.4	$11.4

Operating income
Wireline	$70.2	$72.0	$116.9	$144.0
Wireless	12.3	10.3	24.6	17.9
Technology Solutions	4.3	4.0	7.5	6.5
Corporate	(6.9)	(5.2)	(12.0)	(9.5)

Total operating income	$79.9	$81.1	$137.0	$158.9

	June 30, 2008	December 31, 2007
Assets
Wireline	$696.6	$684.5
Wireless	368.9	369.3
Technology Solutions	283.6	243.2
Corporate and eliminations	682.0	722.6

Total assets	$2,031.1	$2,019.6

Form 10-Q Part I	Cincinnati Bell Inc.

9.	Stock-Based Compensation Plans

Stock options

The following table summarizes stock option activity for the six months ended June 30, 2008:

(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Prices Per Share	Weighted- Average Contractual Life in Years
Options outstanding at January 1, 2008	20,625	$10.76	4.6
Granted	712	3.81
Exercised	(81)	3.86
Expired	(1,313)	11.50

Options outstanding at June 30, 2008	19,943	$10.48	4.5

Options exercisable at June 30, 2008	17,690	$11.25	3.9

During the six months ended June 30, 2008, the Company granted performance-based stock options, which vest over four years upon the achievement of certain performance-based objectives. The Company recognized compensation expense of $0.4 million related to stock options for the three months ended June 30, 2008, $0.8 million for the six months ended June 30, 2008, $0.3 million for the three months ended June 30, 2007 and $0.5 million for the six months ended June 30, 2007. As of June 30, 2008, there was $2.6 million of unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted average period of approximately two years. At June 30, 2008, the aggregate intrinsic value of stock options outstanding and exercisable was approximately $1.4 million and $1.3 million, respectively.

The weighted average fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2008	2007
Expected volatility	31.3%	28.9%
Risk-free interest rate	2.8%	4.6%
Expected holding period - years	5	5
Expected dividends	0.0%	0.0%

Weighted-average grant date fair value	$1.24	$1.69

The expected volatility assumption used in the Black-Scholes pricing model was based on historical volatility. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected holding period was estimated using the historical exercise behavior of employees and adjusted for abnormal activity. Expected dividends are based on the Company’s history of paying dividends, as well as restrictions in place under the Company’s debt covenants.

Form 10-Q Part I	Cincinnati Bell Inc.

Performance-based awards

(in thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2008	2,932	$4.75
Granted*	1,438	3.98
Vested	(550)	4.51
Forfeited	(489)	4.30

Non-vested at June 30, 2008	3,331	$4.52

*	Assumes the maximum number of awards that can be earned if the performance conditions are achieved.

Awards granted generally vest over three to four years and upon the achievement of certain performance-based objectives. The Company recognized expense for performance-based awards of $1.3 million for the three months ended June 30, 2008, $2.6 million for the six months ended June 30, 2008, $0.9 million for the three months ended June 30, 2007 and $1.3 million for the six months ended June 30, 2007. As of June 30, 2008, there was $7.4 million of unrecognized compensation expense related to performance-based awards. This expense is expected to be recognized over a weighted average period of approximately two years.

Time-based restricted awards

(in thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2008	375	$4.87
Granted	60	4.69
Vested	(1)	4.83
Forfeited	(13)	4.81

Non-vested at June 30, 2008	421	$4.85

Awards granted generally vest in one-third increments over a period of three years. The Company recognized expense related to time-based restricted awards of $0.2 million for three months ended June 30, 2008, $0.3 million for six months ended June 30, 2008 and $0.1 million for the three months and six months ended June 30, 2007. As of June 30, 2008, there was $1.3 million of unrecognized compensation expense related to these shares. This expense is expected to be recognized over a weighted average period of approximately two years.

Form 10-Q Part I	Cincinnati Bell Inc.

10.	Supplemental Guarantor Information

Cincinnati Bell Telephone Notes

Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company” or “CBI”), has $230 million in notes outstanding that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. Separately, in connection with a fifteen year contract for 25,000 square feet of data center space between Cincinnati Bell Technology Solutions Inc. (“CBTS”), which is a non-guarantor subsidiary of CBI, and a data center customer, CBI has guaranteed the performance obligations of CBTS in relation to providing the data center space and managed services under that long-term contract.

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three and six months ended June 30, 2008 and 2007 and Condensed Consolidating Balance Sheets as of June 30, 2008 and December 31, 2007 of (1) the Parent Company, as the guarantor (2) Cincinnati Bell Telephone Company LLC, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2008
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$180.8	$183.0	$(12.6)	$351.2
Operating costs and expenses	6.5	116.5	160.9	(12.6)	271.3

Operating income (loss)	(6.5)	64.3	22.1	—	79.9
Interest expense	29.9	3.8	6.5	(5.4)	34.8
Other expense (income), net	(5.4)	1.7	(1.9)	5.4	(0.2)

Income (loss) before income taxes	(31.0)	58.8	17.5	—	45.3
Income tax expense (benefit)	(7.0)	19.5	7.2	—	19.7
Equity in earnings of subsidiaries, net of tax	49.6	—	—	(49.6)	—

Net income	25.6	39.3	10.3	(49.6)	25.6
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$23.0	$39.3	$10.3	$(49.6)	$23.0

	Three Months Ended June 30, 2007
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$186.7	$152.5	$(10.1)	$329.1
Operating costs and expenses	6.0	121.4	130.7	(10.1)	248.0

Operating income (loss)	(6.0)	65.3	21.8	—	81.1
Interest expense	34.1	4.1	8.5	(7.7)	39.0
Other expense (income), net	(8.1)	1.8	(0.9)	7.0	(0.2)

Income (loss) before income taxes	(32.0)	59.4	14.2	0.7	42.3
Income tax expense (benefit)	(7.5)	21.0	4.6	—	18.1
Equity in earnings of subsidiaries, net of tax	48.7	—	—	(48.7)	—

Net income	24.2	38.4	9.6	(48.0)	24.2
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$21.6	$38.4	$9.6	$(48.0)	$21.6

Form 10-Q Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2008
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$362.1	$362.2	$(24.6)	$699.7
Operating costs and expenses	11.4	257.6	318.3	(24.6)	562.7

Operating income (loss)	(11.4)	104.5	43.9	—	137.0
Interest expense	61.8	7.4	12.5	(10.6)	71.1
Other expense (income), net	(12.2)	3.8	(3.6)	10.6	(1.4)

Income (loss) before income taxes	(61.0)	93.3	35.0	—	67.3
Income tax expense (benefit)	(16.0)	32.3	12.5	—	28.8
Equity in earnings of subsidiaries, net of tax	83.5	—	—	(83.5)	—

Net income	38.5	61.0	22.5	(83.5)	38.5
Preferred stock dividends	5.2	—	—	—	5.2

Net income applicable to common shareowners	$33.3	$61.0	$22.5	$(83.5)	$33.3

	Six Months Ended June 30, 2007
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$374.1	$289.8	$(19.5)	$644.4
Operating costs and expenses	10.5	242.7	251.8	(19.5)	485.5

Operating income (loss)	(10.5)	131.4	38.0	—	158.9
Interest expense	70.8	8.3	15.1	(15.1)	79.1
Other expense (income), net	(18.1)	1.8	(0.3)	14.4	(2.2)

Income (loss) before income taxes	(63.2)	121.3	23.2	0.7	82.0
Income tax expense (benefit)	(15.8)	43.0	8.1	—	35.3
Equity in earnings of subsidiaries, net of tax	94.1	—	—	(94.1)	—

Net income	46.7	78.3	15.1	(93.4)	46.7
Preferred stock dividends	5.2	—	—	—	5.2

Net income applicable to common shareowners	$41.5	$78.3	$15.1	$(93.4)	$41.5

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of June 30, 2008
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$18.9	$1.0	$1.5	$—	$21.4
Receivables, net	2.0	—	180.1	—	182.1
Other current assets	18.6	29.3	89.9	(21.5)	116.3

Total current assets	39.5	30.3	271.5	(21.5)	319.8
Property, plant and equipment, net	0.4	586.3	385.1	—	971.8
Goodwill and intangibles, net	—	3.2	196.1	—	199.3
Investments in and advances to subsidiaries	1,057.8	—	—	(1,057.8)	—
Other noncurrent assets	304.7	17.7	243.4	(25.6)	540.2

Total assets	$1,402.4	$637.5	$1,096.1	$(1,104.9)	$2,031.1

Current portion of long-term debt	$4.0	$0.6	$3.9	$—	$8.5
Accounts payable	—	37.1	61.7	—	98.8
Other current liabilities	83.9	63.5	54.4	(1.3)	200.5

Total current liabilities	87.9	101.2	120.0	(1.3)	307.8
Long-term debt, less current portion	1,658.3	235.3	95.5	—	1,989.1
Other noncurrent liabilities	322.3	39.3	84.5	(45.8)	400.3
Intercompany payables	—	10.6	465.6	(476.2)	—

Total liabilities	2,068.5	386.4	765.6	(523.3)	2,697.2
Shareowners’ equity (deficit)	(666.1)	251.1	330.5	(581.6)	(666.1)

Total liabilities and shareowners’ equity (deficit)	$1,402.4	$637.5	$1,096.1	$(1,104.9)	$2,031.1

	As of December 31, 2007
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$23.6	$1.9	$0.6	$—	$26.1
Receivables, net	0.1	—	176.4	—	176.5
Other current assets	14.9	28.5	90.0	(18.3)	115.1

Total current assets	38.6	30.4	267.0	(18.3)	317.7
Property, plant and equipment, net	0.3	590.1	343.3	—	933.7
Goodwill and intangibles, net	—	3.4	180.2	—	183.6
Investments in and advances to subsidiaries	1,036.4	—	—	(1,036.4)	—
Other noncurrent assets	319.8	16.0	279.9	(31.1)	584.6

Total assets	$1,395.1	$639.9	$1,070.4	$(1,085.8)	$2,019.6

Current portion of long-term debt	$4.0	$0.6	$3.2	$—	$7.8
Accounts payable	—	40.7	64.8	—	105.5
Other current liabilities	90.8	65.1	48.4	—	204.3

Total current liabilities	94.8	106.4	116.4	—	317.6
Long-term debt, less current portion	1,671.4	235.6	94.9	—	2,001.9
Other noncurrent liabilities	296.5	61.2	59.4	(49.4)	367.7
Intercompany payables	—	14.2	472.0	(486.2)	—

Total liabilities	2,062.7	417.4	742.7	(535.6)	2,687.2
Shareowners’ equity (deficit)	(667.6)	222.5	327.7	(550.2)	(667.6)

Total liabilities and shareowners’ equity (deficit)	$1,395.1	$639.9	$1,070.4	$(1,085.8)	$2,019.6

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2008
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by operating activities	$—	$82.1	$105.8	$—	$187.9

Capital expenditures	(0.3)	(44.5)	(58.4)	—	(103.2)
Acquisitions of businesses	—	(2.3)	(19.3)	—	(21.6)
Other investing activities	0.1	0.3	0.6	—	1.0

Cash flows used in investing activities	(0.2)	(46.5)	(77.1)	—	(123.8)

Funding between Parent and subsidiaries, net	61.6	(36.2)	(25.4)	—	—
Increase in corporate credit facility, net	31.0	—	—	—	31.0
Repayment of debt	(41.9)	(0.3)	(2.4)	—	(44.6)
Common stock repurchase	(47.0)	—	—	—	(47.0)
Other financing activities	(8.2)	—	—	—	(8.2)

Cash flows used in financing activities	(4.5)	(36.5)	(27.8)	—	(68.8)

Increase (decrease) in cash and cash equivalents	(4.7)	(0.9)	0.9	—	(4.7)
Beginning cash and cash equivalents	23.6	1.9	0.6	—	26.1

Ending cash and cash equivalents	$18.9	$1.0	$1.5	$—	$21.4

	Six Months Ended June 30, 2007
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(33.2)	$181.7	$6.6	$—	$155.1

Capital expenditures	—	(47.5)	(42.8)	—	(90.3)
Acquisition of business	—	(4.6)	—	—	(4.6)
Other investing activities	—	0.6	(0.5)	—	0.1

Cash flows used in investing activities	—	(51.5)	(43.3)	—	(94.8)

Funding between Parent and subsidiaries, net	168.0	(130.7)	(37.3)	—	—
Issuance of debt	—	—	75.0	—	75.0
Repayment of debt	(182.0)	(0.6)	(0.6)	—	(183.2)
Other financing activities	(3.5)	—	(1.3)	—	(4.8)

Cash flows provided by (used in) financing activities	(17.5)	(131.3)	35.8	—	(113.0)

Decrease in cash and cash equivalents	(50.7)	(1.1)	(0.9)	—	(52.7)
Beginning cash and cash equivalents	75.9	1.5	2.0	—	79.4

Ending cash and cash equivalents	$25.2	$0.4	$1.1	$—	$26.7

Form 10-Q Part I	Cincinnati Bell Inc.

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

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three and six months ended June 30, 2008 and 2007 and the Condensed Consolidating Balance Sheets as of June 30, 2008 and December 31, 2007 of (1) the Parent Company, as the issuer (2) the guarantor subsidiaries on a combined basis and (3) the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2008
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$195.8	$168.0	$(12.6)	$351.2
Operating costs and expenses	6.5	176.0	101.4	(12.6)	271.3

Operating income (loss)	(6.5)	19.8	66.6	—	79.9
Interest expense	29.9	5.4	4.9	(5.4)	34.8
Other expense (income), net	(5.4)	0.1	(0.3)	5.4	(0.2)

Income (loss) before income taxes	(31.0)	14.3	62.0	—	45.3
Income tax expense (benefit)	(7.0)	6.0	20.7	—	19.7
Equity in earnings of subsidiaries, net of tax	49.6	—	—	(49.6)	—

Net income	25.6	8.3	41.3	(49.6)	25.6
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$23.0	$8.3	$41.3	$(49.6)	$23.0

	Three Months Ended June 30, 2007
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$163.8	$175.4	$(10.1)	$329.1
Operating costs and expenses	6.0	146.2	105.9	(10.1)	248.0

Operating income (loss)	(6.0)	17.6	69.5	—	81.1
Interest expense	34.1	7.0	5.6	(7.7)	39.0
Other expense (income), net	(8.1)	0.5	0.4	7.0	(0.2)

Income (loss) before income taxes	(32.0)	10.1	63.5	0.7	42.3
Income tax expense (benefit)	(7.5)	4.3	21.3	—	18.1
Equity in earnings of subsidiaries, net of tax	48.7	—	—	(48.7)	—

Net income	24.2	5.8	42.2	(48.0)	24.2
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$21.6	$5.8	$42.2	$(48.0)	$21.6

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2008
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$386.8	$337.5	$(24.6)	$699.7
Operating costs and expenses	11.4	354.3	221.6	(24.6)	562.7

Operating income (loss)	(11.4)	32.5	115.9	—	137.0
Interest expense	61.8	10.0	9.9	(10.6)	71.1
Other expense (income), net	(12.2)	0.5	(0.3)	10.6	(1.4)

Income (loss) before income taxes	(61.0)	22.0	106.3	—	67.3
Income tax expense (benefit)	(16.0)	7.7	37.1	—	28.8
Equity in earnings of subsidiaries, net of tax	83.5	—	—	(83.5)	—

Net income	38.5	14.3	69.2	(83.5)	38.5
Preferred stock dividends	5.2	—	—	—	5.2

Net income applicable to common shareowners	$33.3	$14.3	$69.2	$(83.5)	$33.3

	Six Months Ended June 30, 2007
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$316.2	$347.7	$(19.5)	$644.4
Operating costs and expenses	10.5	282.0	212.5	(19.5)	485.5

Operating income (loss)	(10.5)	34.2	135.2	—	158.9
Interest expense	70.8	13.7	9.7	(15.1)	79.1
Other expense (income), net	(18.1)	0.4	1.1	14.4	(2.2)

Income (loss) before income taxes	(63.2)	20.1	124.4	0.7	82.0
Income tax expense (benefit)	(15.8)	7.0	44.1	—	35.3
Equity in earnings of subsidiaries, net of tax	94.1	—	—	(94.1)	—

Net income	46.7	13.1	80.3	(93.4)	46.7
Preferred stock dividends	5.2	—	—	—	5.2

Net income applicable to common shareowners	$41.5	$13.1	$80.3	$(93.4)	$41.5

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of June 30, 2008
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$18.9	$1.6	$0.9	$—	$21.4
Receivables, net	2.0	67.7	112.4	—	182.1
Other current assets	18.6	87.4	31.8	(21.5)	116.3

Total current assets	39.5	156.7	145.1	(21.5)	319.8
Property, plant and equipment, net	0.4	386.6	584.8	—	971.8
Goodwill and intangibles, net	—	196.1	3.2	—	199.3
Investments in and advances to subsidiaries	1,057.8	13.3	—	(1,071.1)	—
Other noncurrent assets	304.7	244.8	16.3	(25.6)	540.2

Total assets	$1,402.4	$997.5	$749.4	$(1,118.2)	$2,031.1

Current portion of long-term debt	$4.0	$3.9	$0.6	$—	$8.5
Accounts payable	—	89.6	9.2	—	98.8
Other current liabilities	83.9	56.9	61.0	(1.3)	200.5

Total current liabilities	87.9	150.4	70.8	(1.3)	307.8
Long-term debt, less current portion	1,658.3	20.5	310.3	—	1,989.1
Other noncurrent liabilities	322.3	91.5	32.3	(45.8)	400.3
Intercompany payables	—	429.9	59.6	(489.5)	—

Total liabilities	2,068.5	692.3	473.0	(536.6)	2,697.2
Shareowners’ equity (deficit)	(666.1)	305.2	276.4	(581.6)	(666.1)

Total liabilities and shareowners’ equity (deficit)	$1,402.4	$997.5	$749.4	$(1,118.2)	$2,031.1

	As of December 31, 2007
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$23.6	$0.8	$1.7	$—	$26.1
Receivables, net	0.1	61.3	115.1	—	176.5
Other current assets	14.9	87.1	31.4	(18.3)	115.1

Total current assets	38.6	149.2	148.2	(18.3)	317.7
Property, plant and equipment, net	0.3	345.2	588.2	—	933.7
Goodwill and intangibles, net	—	180.2	3.4	—	183.6
Investments in and advances to subsidiaries	1,036.4	26.8	—	(1,063.2)	—
Other noncurrent assets	319.8	278.8	17.1	(31.1)	584.6

Total assets	$1,395.1	$980.2	$756.9	$(1,112.6)	$2,019.6

Current portion of long-term debt	$4.0	$3.2	$0.6	$—	$7.8
Accounts payable	—	98.7	6.8	—	105.5
Other current liabilities	90.8	51.2	62.3	—	204.3

Total current liabilities	94.8	153.1	69.7	—	317.6
Long-term debt, less current portion	1,671.4	19.9	310.6	—	2,001.9
Other noncurrent liabilities	296.5	66.6	54.0	(49.4)	367.7
Intercompany payables	—	430.2	82.8	(513.0)	—

Total liabilities	2,062.7	669.8	517.1	(562.4)	2,687.2
Shareowners’ equity (deficit)	(667.6)	310.4	239.8	(550.2)	(667.6)

Total liabilities and shareowners’ equity (deficit)	$1,395.1	$980.2	$756.9	$(1,112.6)	$2,019.6

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2008
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by operating activities	$—	$86.9	$101.0	$—	$187.9

Capital expenditures	(0.3)	(59.2)	(43.7)	—	(103.2)
Acquisitions of businesses	—	(19.3)	(2.3)	—	(21.6)
Other investing activities	0.1	0.6	0.3	—	1.0

Cash flows used in investing activities	(0.2)	(77.9)	(45.7)	—	(123.8)

Funding between Parent and subsidiaries, net	61.6	(5.8)	(55.8)	—	—
Increase in corporate credit facility, net	31.0	—	—	—	31.0
Repayment of debt	(41.9)	(2.4)	(0.3)	—	(44.6)
Common stock repurchase	(47.0)	—	—	—	(47.0)
Other financing activities	(8.2)	—	—	—	(8.2)

Cash flows used in financing activities	(4.5)	(8.2)	(56.1)	—	(68.8)

Increase (decrease) in cash and cash equivalents	(4.7)	0.8	(0.8)	—	(4.7)
Beginning cash and cash equivalents	23.6	0.8	1.7	—	26.1

Ending cash and cash equivalents	$18.9	$1.6	$0.9	$—	$21.4

	Six Months Ended June 30, 2007
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(33.2)	$142.8	$45.5	$—	$155.1

Capital expenditures	—	(44.2)	(46.1)	—	(90.3)
Acquisition of business	—	—	(4.6)	—	(4.6)
Other investing activities	—	(0.5)	0.6	—	0.1

Cash flows used in investing activities	—	(44.7)	(50.1)	—	(94.8)

Funding between Parent and subsidiaries, net	168.0	(98.4)	(69.6)	—	—
Issuance of debt	—	—	75.0	—	75.0
Repayment of debt	(182.0)	(0.6)	(0.6)	—	(183.2)
Other financing activities	(3.5)	—	(1.3)	—	(4.8)

Cash flows provided by (used in) financing activities	(17.5)	(99.0)	3.5	—	(113.0)

Decrease in cash and cash equivalents	(50.7)	(0.9)	(1.1)	—	(52.7)
Beginning cash and cash equivalents	75.9	2.0	1.5	—	79.4

Ending cash and cash equivalents	$25.2	$1.1	$0.4	$—	$26.7

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The financial results for the three and six months ended June 30, 2008 and 2007 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations of this Quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for subsequent periods or the full year.

CONSOLIDATED OVERVIEW

Consolidated revenue totaled $351.2 million for the second quarter of 2008, an increase of $22.1 million compared to the second quarter of 2007. The increase was primarily due to the following:

•	$21.0 million higher revenues in the Technology Solutions segment primarily due to higher telephony and IT equipment distribution revenue and data center and managed services revenue; and

•	$4.8 million higher revenues in the Wireless segment primarily due to increased postpaid service revenue from additional subscribers.

For the six months ended June 30, 2008, consolidated revenue increased $55.3 million to $699.7 million as compared to $644.4 million for the same period in 2007. The increase was primarily due to the following:

•	$47.2 million higher revenues in the Technology Solutions segment primarily due to higher telephony and IT equipment distribution revenue and data center and managed services revenue; and

•	$14.8 million higher revenues in the Wireless segment primarily due to increased service revenue from additional postpaid subscribers and increased average revenue per user (“ARPU”).

Form 10-Q Part I	Cincinnati Bell Inc.

Operating income for the second quarter of 2008 was $79.9 million, a decrease of $1.2 million compared to the same period in 2007. The decrease was primarily due to the following:

•	$1.8 million decrease in Wireline segment operating income primarily due to restructuring costs;

•	$1.7 million increase in corporate expenses primarily due to income in 2007 from the reversal of certain operating tax reserves; and

•	$2.0 million increase in Wireless segment operating income due primarily to additional subscribers.

Operating income for the six months ended June 30, 2008 was $137.0 million, a decrease of $21.9 million compared to the same period in the prior year. This decrease was primarily due to the following:

•	$27.1 million decrease in Wireline segment operating income primarily due to a $23.2 million increase in restructuring costs and asset impairment charge; and

•	$6.7 million increase in Wireless segment operating income due to additional subscribers and higher ARPU.

Interest expense was $34.8 million for the second quarter of 2008 and $71.1 million for the six months ended June 30, 2008 as compared to $39.0 million for the second quarter of 2007 and $79.1 million for the six months ended June 30, 2007. The decrease compared to last year is primarily attributable to lower interest rates and lower debt balances.

Other income of $1.4 million for the six months ended June 30, 2008 consisted primarily of a gain on the extinguishment of debt related to the purchase and extinguishment of $41.6 million of the 8 3/8% Senior Subordinated Notes due 2014. Other income of $2.2 million for the six months ended June 30, 2007 consisted primarily of a one-time dividend received from a cost investment.

Income tax expense of $19.7 million for the second quarter of 2008 was slightly higher compared to the second quarter of 2007 primarily due to higher pre-tax income. Income tax expense for the six months ended June 30, 2008 was $28.8 million as compared to $35.3 million for the same period in 2007 primarily due to lower pre-tax income.

The Company has certain non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses associated with the Broadband Securities. The Company estimates that its effective income tax rate will be approximately 43% for the full year 2008. However, the Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2008. The Company expects income tax payments for 2008 to be approximately $5 million.

Form 10-Q Part I	Cincinnati Bell Inc.

Discussion of Operating Segment Results

WIRELINE

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2008	2007	$ Change	% Change		2008	2007	$ Change	% Change
Revenue:
Voice - local service	$98.9	$110.3	$(11.4)	(10)%		$199.9	$223.0	$(23.1)	(10)%
Data	67.9	63.5	4.4	7%		135.5	126.0	9.5	8%
Long distance and VoIP	24.6	19.8	4.8	24%		48.9	38.5	10.4	27%
Other	11.1	10.5	0.6	6%		20.8	20.3	0.5	2%

Total revenue	202.5	204.1	(1.6)	(1)%		405.1	407.8	(2.7)	(1)%

Operating costs and expenses:
Cost of services and products	66.4	67.7	(1.3)	(2)%		133.9	133.1	0.8	1%
Selling, general and administrative	39.6	38.4	1.2	3%		78.5	76.3	2.2	3%
Depreciation	24.8	26.0	(1.2)	(5)%		49.7	52.0	(2.3)	(4)%
Amortization	0.3	—	0.3	n/m		0.5	—	0.5	n/m
Restructuring charges	1.2	—	1.2	n/m		24.4	2.4	22.0	n/m
Asset impairment	—	—	—	n/m		1.2	—	1.2	n/m

Total operating costs and expenses	132.3	132.1	0.2	0%		288.2	263.8	24.4	9%

Operating income	$70.2	$72.0	$(1.8)	(3)%		$116.9	$144.0	$(27.1)	(19)%

Operating margin	34.7%	35.3%		(0.6	) pts	28.9%	35.3%		(6.4	) pts

Capital expenditures	$25.5	$25.1	$0.4	2%		$46.4	$48.5	$(2.1)	(4)%

The Wireline segment consists of the operations of Cincinnati Bell Telephone Company LLC, which operates as an Incumbent Local Exchange Carrier (“ILEC”) within the Company’s traditional territory, Cincinnati Bell Extended Territories LLC, which operates as a Competitive Local Exchange Carrier (“CLEC”) in Dayton, Ohio and communities adjacent to the ILEC’s northern borders, Cincinnati Bell Any Distance Inc. (“CBAD”), which provides long distance, audio conferencing and voice over internet protocol (“VoIP”) services, Cincinnati Bell Complete Protection Inc., which provides security monitoring services and related surveillance hardware, the Company’s payphone business and its entertainment operations, which currently offers cable television primarily in Lebanon, Ohio and DirecTV on a commission basis to the remainder of its operating territory.

In February 2008, CBAD completed the acquisition of eGIX Inc. (“eGIX”), a CLEC provider of advanced data and voice services to businesses in Indiana and Illinois for $18.1 million and contingent consideration of up to $5.2 million.

In June 2008, the Company purchased the Dayton, Ohio operations of CenturyTel for $1.5 million. The purchase includes access lines to small and medium-size customers and fiber network throughout the Dayton metro area.

Revenue

Voice local service revenue includes local service, value added services, switched access and information services. Voice revenue decreased in both the three and six months ended June 30, 2008 versus the same periods in 2007 primarily as a result of a 7% decrease in access lines.

Access lines within the segment’s ILEC territory decreased by 66,000, or 8%, from 807,000 at June 30, 2007 to 741,000 at June 30, 2008. The access line loss resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC territory by continuing to target voice services to residential and business customers in its CLEC territory. The Company had approximately 65,000 CLEC access lines at June 30, 2008, which is a 16% increase from June 30, 2007.

Form 10-Q Part I	Cincinnati Bell Inc.

Data revenue consists of data transport, high-speed Internet access (“DSL”), dial-up Internet access, digital trunking, and Local Area Network interconnection services. Data revenue increased $4.4 million and $9.5 million for the three and six months ended June 30, 2008 compared to the same periods a year ago. The increase primarily resulted from higher DSL and data transport revenue. Data transport revenues increased by $3.2 million and $6.3 million for the three and six months ended June 30, 2008, respectively, compared to the same periods a year ago primarily due to increased usage by CBW and third party users. Revenue also increased by an additional $1.5 million and $3.5 million for the three and six months ended June 30, 2008, respectively, compared to the prior year periods primarily due to an increase in DSL subscribers.

Long distance and VoIP revenue increased $4.8 million and $10.4 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. The revenue increases primarily resulted from the acquisition of eGIX, which generated revenue of $3.5 million and $5.9 million in the three and six month periods ended June 30, 2008, respectively. The remaining increase in both periods was primarily due to an increase in minutes of use for long distance, VoIP and new broadband services. The Company had 536,000 subscribed long distance access lines as of June 30, 2008 in the Cincinnati and Dayton, Ohio operating areas compared to 552,000 as of June 30, 2007. The decrease in subscribers was due to a 7% decline in residential lines partially offset by an 8% increase in business subscribers.

The Company believes its rate of access line loss would have been greater and its increase in DSL subscribers would have been less without the success of its “Super Bundle” Custom ConnectionsSM. The Company’s Super Bundle offers local, long distance, wireless, internet access and the Company’s value added services package, Home Phone Pak, at a price lower than the amount the customer would pay for the services individually. In its traditional operating area, the Company added approximately 6,000 Super Bundle subscribers from June 30, 2007 bringing total subscribers to 183,000 as of June 30, 2008 and penetration of in-territory primary residential access lines to 41%. This package has increased the demand for and increased subscriber retention of the Company’s ZoomTown DSL offering. The number of DSL subscribers increased by 7,000 subscribers during the six months ended June 30, 2008 to bring total subscribers to 229,000.

Costs and Expenses

Cost of services and products decreased by $1.3 million and increased $0.8 million for the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007. The decrease in the second quarter was due to a $3.2 million decrease in payroll costs, primarily from lower pension and postretirement expenses, and a $0.4 million decrease in operating taxes partially offset by an increase of $1.6 million due to the acquisition of eGIX and increased network costs primarily due to growth in long distance, VoIP, and broadband services revenues. The increase in cost of services and products for the six months ended June 30, 2008 was primarily due to an increase of $2.7 million resulting from the acquisition of eGIX, a $2.3 million increase in network costs due to growth in the long distance, VoIP, and broadband services revenues, and a $1.3 million increase due to the settlement of an inter-carrier reciprocal compensation claim in 2007. These increases were partially offset by a $5.4 million decrease in payroll costs, primarily from lower pension and postretirement expenses.

Selling, general and administrative expenses increased $1.2 million and $2.2 million for the three and six months ended June 30, 2008, respectively, versus the comparable periods in 2007 due primarily to the acquisition of eGIX offset by lower pension and postretirement expenses.

Restructuring expenses for the six months ended June 30, 2008 resulted from an early retirement option offered by the Company and accepted by certain eligible union employees during the first quarter of 2008. See Note 6 to the Consolidated Financial Statements for further information. Restructuring expenses for the six months ended June 30, 2007 were primarily due to severance costs associated with the outsourcing of certain accounting functions and the reduction in workforce of various other administrative functions.

The asset impairment charge of $1.2 million expensed during the six months ended June 30, 2008 related to software that is no longer being used.

Form 10-Q Part I	Cincinnati Bell Inc.

WIRELESS

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions, except for operating metrics)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenue:
Service	$72.3	$67.4	$4.9	7%	$144.3	$129.7	$14.6	11%
Equipment	6.0	6.1	(0.1)	(2)%	12.5	12.3	0.2	2%

Total revenue	78.3	73.5	4.8	7%	156.8	142.0	14.8	10%

Operating costs and expenses:
Cost of services and products	40.6	37.4	3.2	9%	80.6	72.1	8.5	12%
Selling, general and administrative	16.8	16.5	0.3	2%	33.6	33.6	—	0%
Depreciation	8.1	8.6	(0.5)	(6)%	16.5	16.9	(0.4)	(2)%
Amortization	0.5	0.7	(0.2)	(29)%	1.1	1.5	(0.4)	(27)%
Restructuring charges	—	—	—	n/m	0.4	—	0.4	n/m

Total operating costs and expenses	66.0	63.2	2.8	4%	132.2	124.1	8.1	7%

Operating income	$12.3	$10.3	$2.0	19%	$24.6	$17.9	$6.7	37%

Operating margin	15.7%	14.0%		1.7 pts	15.7%	12.6%		3.1 pts

Operating metrics
Postpaid ARPU*	$47.36	$47.78	$(0.42)	(1)%	$47.39	$46.36	$1.03	2%
Prepaid ARPU*	$25.75	$22.44	$3.31	15%	$26.49	$22.95	$3.54	15%
Capital expenditures	$6.6	$6.6	$—	0%	$24.0	$12.8	$11.2	88%

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Revenue

Service revenue increased by $4.9 million in the second quarter of 2008 as compared to last year primarily due to the following:

•

Postpaid service revenue increased $3.5 million due to an increase in subscribers. Postpaid subscribers increased 7% from 383,000 subscribers at June 30, 2007 to 410,000 at June 30, 2008. Net postpaid subscribers of 5,000 were added during the second quarter of 2008 compared to net additions of 7,000 subscribers in the second quarter of 2007. The Company continues to add subscribers due to a combination of attractive rate plans, extensive retail distribution, and network performance. The average monthly churn was 1.71% for 2008 and 1.50% in the second quarter of 2007.

•

Prepaid service revenue increased $1.4 million compared to the same period last year primarily due to the increase in ARPU of $3.31. The number of prepaid subscribers at June 30, 2008 was 165,000, down from 172,000 prepaid subscribers at June 30, 2007. The Company has focused its marketing on higher usage rate plans, which has driven higher ARPU but led to the decrease in the number of prepaid subscribers.

For the six months ended June 30, 2008, service revenue increased $14.6 million compared to the same period in 2007 primarily due to an $11.0 million increase in postpaid revenue resulting from an increase in both subscribers and ARPU, which was driven by a 42% increase in data revenue. Prepaid service revenue increased $3.6 million primarily due to higher ARPU.

Equipment revenue was relatively flat for the three and six months ended June 30, 2008 compared to last year.

Form 10-Q Part I	Cincinnati Bell Inc.

Costs and Expenses

Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses increased $3.2 million during the second quarter of 2008 and $8.5 million for the six months ended June 30, 2008 versus the prior year periods. The second quarter increase was primarily attributable to an increase in network costs due to a higher number of subscribers and increased usage per subscriber. Costs for the six months ended June 30, 2008 versus the prior year increased primarily due to $6.9 million in higher network costs to support a higher number of subscribers and increased usage per subscriber and a $1.0 million increase in handset subsidies.

Selling, general and administrative expenses increased $0.3 million for the second quarter of 2008 and were flat for the first six months of 2008 as compared to the same periods in 2007. The increase in the second quarter was primarily due to higher commissions as a result of a higher number of activations. Costs for the six months ended June 30, 2008 were unchanged from the prior year as lower advertising expense of $1.1 million offset $0.6 million of increased contract and professional service fees and $0.3 million higher bad debt expense.

TECHNOLOGY SOLUTIONS

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2008	2007	$ Change	% Change		2008	2007	$ Change	% Change
Revenue:
Telecom and IT equipment distribution	$50.1	$39.7	$10.4	26%		$99.8	$72.1	$27.7	38%
Data center and managed services	24.9	15.4	9.5	62%		46.6	29.8	16.8	56%
Professional services	3.5	2.4	1.1	46%		6.8	4.1	2.7	66%

Total revenue	78.5	57.5	21.0	37%		153.2	106.0	47.2	45%

Operating costs and expenses:
Cost of services and products	60.4	45.7	14.7	32%		118.3	83.6	34.7	42%
Selling, general and administrative	9.8	6.3	3.5	56%		19.9	13.1	6.8	52%
Depreciation	3.5	1.4	2.1	n/m		6.3	2.6	3.7	n/m
Amortization	0.4	0.1	0.3	n/m		0.8	0.2	0.6	n/m
Restructuring	0.1	—	0.1	n/m		0.4	—	0.4	n/m

Total operating costs and expenses	74.2	53.5	20.7	39%		145.7	99.5	46.2	46%

Operating income	$4.3	$4.0	$0.3	8%		$7.5	$6.5	$1.0	15%

Operating margin	5.5%	7.0%		(1.5	) pts	4.9%	6.1%		(1.2	) pts

Capital expenditures	$10.4	$16.3	$(5.9)	(36)%		$32.6	$29.0	$3.6	12%

The Technology Solutions segment consists of Cincinnati Bell Technology Solutions Inc. (“CBTS”) and GramTel Inc. (“GramTel”), which was purchased on December 31, 2007.

Revenue

Revenue from telecom and IT equipment distribution represents the sale, installation and maintenance of major, branded IT and telephony equipment. Revenue increased by $10.4 million in the second quarter of 2008 and $27.7 million for the six months ended June 30, 2008 as compared to the same periods a year ago. The increase primarily was due to higher telephony and IT equipment sales of $10.7 million in the second quarter of 2008 and $28.7 million for the six months ended June 30, 2008 partially offset by lower installation and maintenance services.

Data center and managed services revenue consists of recurring collocation payments from customers residing in the Company’s data centers, managed VoIP solutions, and IT services that include network management, electronic data storage, disaster recovery, and data security management. Revenue increased $9.5 million for the second quarter of 2008 and $16.8 million for the six months ended June 30, 2008 as compared to the same periods a year ago primarily due to increased product penetration within managed services and increased billable data center space. Data center billed utilization was 87% on approximately 202,000 square feet of data center capacity at June 30, 2008, which includes 22,000 square feet of GramTel data center capacity, compared to billed utilization of 96% on approximately 111,000 square feet of data center capacity at June 30, 2007. The Company intends to continue to pursue additional customers and growth in its data center business, for which the Company is prepared to commit resources, including capital expenditures and working capital, to support this growth.

Form 10-Q Part I	Cincinnati Bell Inc.

Professional services revenue consists of long-term and short-term IT outsourcing and consulting engagements. Revenue for the three and six months ended June 30, 2008 increased by $1.1 million and $2.7 million compared to the same periods in 2007. The Company has expanded its team of recruiting and hiring personnel in order to focus on selling these outsourcing and consulting engagements.

Costs and Expenses

Cost of services and products increased by $14.7 million in the second quarter of 2008 and $34.7 million for the six months ended June 30, 2008 as compared to the same periods in 2007. The increase in the second quarter primarily resulted from a $10.5 million increase in cost of goods sold related to the increase in telephony and IT equipment sales, a $3.1 million increase for higher payroll related costs due to growth in the data center and managed services and professional services revenue, increased data center facilities costs and the acquisition of GramTel. The increase for the six months ending June 30, 2008 was primarily due to a $26.0 million increase in cost of goods sold related to the increase in telephony and IT equipment sales, a $6.2 million increase for higher payroll related costs due to growth in the data center and managed services and professional services revenue, increased data center facilities costs and the acquisition of GramTel.

Selling, general and administrative expenses increased by $3.5 million and $6.8 million for the second quarter of 2008 and the six months ended June 30, 2008, respectively. The increase in the second quarter primarily resulted from an increase in labor and employee related costs of $2.6 million to support the growing operations and the acquisition of GramTel. The increase for the six months ending June 30, 2008 was primarily due to a $4.2 million increase in labor and employee related costs to support the growing operations, higher operating taxes and the acquisition of GramTel.

The increase in depreciation expense for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 was primarily due to capital expenditures associated with expanding data center capacity.

The increase in amortization expense resulted from the allocation of a portion of the purchase price to the customer relationship intangible asset associated with the GramTel acquisition in December 2007.

Financial Condition, Liquidity, and Capital Resources

As of June 30, 2008, the Company held $21.4 million in cash and cash equivalents. The Company’s primary sources of cash for the remainder of 2008 will be cash generated by operations and borrowings from the Corporate credit facility under which the Company had $136.9 million of availability at June 30, 2008. Cash flows from operations totaled $308.8 million in 2007 and included payments totaling $56 million for operating taxes and early pension contributions that the Company does not expect will be required in 2008. Additionally, the Company expects that lower interest rates and debt balances will reduce its interest payments by approximately $10 million as compared to 2007.

In 2008, the Company expects to spend approximately 16% of 2008 revenue on capital expenditures (revenue for 2008 is expected to be approximately $1.4 billion). Other uses of cash for the remainder of 2008 will include repayments of debt and related interest, dividends on the 6 3/4% Cumulative Convertible Preferred Stock, and working capital. Additionally, in February 2008, the Company’s Board of Directors approved the repurchase of up to $150 million of the Company’s outstanding common stock over the period 2008 through 2009, of which $47.0 million was purchased during the six months ended June 30, 2008.

The Company believes the cash generated by its operations and borrowings from its Corporate credit facility are sufficient to fund its primary uses of cash.

The Corporate credit facility financial covenants require that the Company maintain certain leverage ratios, interest coverage, and fixed charge ratios. The facility also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company were in default under its credit facilities, no additional borrowings under the credit facilities would be available until the default was waived or cured. The Company is in compliance and expects to remain in compliance with its Corporate credit facility covenants.

Form 10-Q Part I	Cincinnati Bell Inc.

The Company’s public debt, which include the 7 1/4% Senior Notes due 2013 (“7 1/4% Notes due 2013”), 8  3/8% Senior Subordinated Notes due 2014 (“8  3/8% Notes”), and the 7% Notes due 2015 (“7% Notes”), contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. Restricted payments include common stock dividends, repurchase of common stock, and certain other public debt repayments. The Company currently has sufficient ability under its public debt indentures to make its intended restricted payments in 2008. The Company is in compliance and expects to remain in compliance with its public debt indentures.

Cash Flows

For the six months ended June 30, 2008, cash provided by operating activities totaled $187.9 million, an increase of $32.8 million compared to the $155.1 million provided by operating activities during the same period in 2007. The increase was primarily due to a customer prepayment of $21.5 million for data center services and lower interest payments.

Cash flow utilized for investing activities increased $29.0 million to $123.8 million during the six months of 2008 as compared to $94.8 million for the six months of 2007. For the six months ended June 30, 2008, the Company paid $21.6 million related to the acquisition of businesses, $18.1 million of which related to the purchase of eGIX. In 2007, the Company purchased a local telecommunication business and paid $4.6 million. Capital expenditures were $12.9 million higher for the six months ended June 30, 2008 versus last year due primarily to the construction of the wireless 3G network.

Cash flow used in financing activities for the six months ended June 30, 2008 was $68.8 million compared to $113.0 million during the same period in 2007. For the six months ended June 30, 2008, the Company used cash flows from operations to purchase and extinguish $41.6 million of 8 3/8 % Notes and to repurchase $47.0 million of the Company’s common stock as part of its two-year $150 million common stock repurchase plan. Borrowings under the Corporate credit facility increased by $31.0 million in the six months ended June 30, 2008 to partially fund the Company’s investing activity. In the six months ended June 30, 2007, the Company repaid $180 million of the Tranche B Term Loan, utilizing $75 million from borrowings under the accounts receivables securitization facility. For the six months ended June 30, 2008, the Company paid preferred stock dividends of $7.8 million compared to $5.2 million in the prior year period. The increase was due to the payment of an additional $2.6 million quarterly preferred stock dividend during the second quarter of 2008 due to timing. For the full year 2008, the Company expects preferred stock dividend payments to be $10.4 million, consistent with 2007.

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

Form 10-Q Part I	Cincinnati Bell Inc.

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

The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company attempts to maintain an optimal balance of fixed rate and variable rate indebtedness in order to attain low overall borrowing costs over time while mitigating exposure to interest rate fluctuations. The Company uses derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. In 2004 and 2005, the Company entered into long-term interest rate swaps with notional amounts totaling $450 million to change the fixed rate nature of a portion of the 7% Notes and the 8  3/8% Notes to floating rate debt (“long-term interest rate swaps”). These long-term interest rate swaps qualify for fair value hedge accounting. As of June 30, 2008 and December 31, 2007, the fair value of these interest rate swap contracts was an asset of $2.5 million and $2.9 million, respectively, for which the Company’s underlying hedged debt is adjusted by the same corresponding value in accordance with SFAS No. 133.

In May 2008, the Company entered into six-month interest rate swap contracts with notional amounts totaling $450 million, which effectively fixed the floating interest rates for the second half of 2008 on the long-term interest rate swaps. The Company did not designate these swaps as hedging instruments under SFAS No. 133, which results in the change in the fair value of these instruments being recognized in earnings during each period. At June 30, 2008, the fair value of these interest rate swap contracts was an asset of $0.1 million with the offsetting amount included in “Other income, net” in the Condensed Consolidated Statement of Operations.

Subsequent Event

In July 2008, the Company entered into additional six-month interest rate swap contracts with notional amounts totaling $450 million, which effectively fixed the floating interest rates in the first half of 2009 on the long-term interest rate swaps. The Company elected not to designate these swaps as hedging instruments under SFAS No. 133, which will result in the change in the fair value of these instruments being recognized in earnings during each period.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further information on the Company’s hedging activities.

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

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2008, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Form 10-Q Part II	Cincinnati Bell Inc.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors as listed in the Company’s 2007 Annual Report on Form 10-K. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2008, the Company had no unregistered sales of equity securities.

The following table provides information regarding the Company’s purchases of its common stock for the quarter ended June 30, 2008:

	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs **	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) **
4/1/2008-4/30/2008	1,343,110	$4.45	1,340,100	$127.4
5/1/2008-5/31/2008	2,446,700	4.46	2,446,700	116.4
6/1/2008-6/30/2008	3,251,900	4.14	3,251,900	103.0

*	The period 4/1/2008-4/30/2008 includes 3,010 shares purchased at market value for certain deferred compensation plans.
**	In February 2008, the Company’s Board of Directors approved the repurchase of the Company’s outstanding common stock in an amount up to $150 million during 2008 and 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Information is incorporated herein by reference to Part II, Item 4, of the Company’s Form 10-Q for the quarterly period ended March 31, 2008.

Item 5.	Other Information

None.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 6.	Exhibits

(a)	Exhibits.

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION
(10)	Employment Agreement effective August 1, 2008 between the Company and Gary J. Wojtaszek (Exhibit 10.1 to Current Report on Form 8-K, date of Report July 10, 2008, File No. 1-8519).

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

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

Cincinnati Bell Inc.

Date: July 31, 2008	/s/ Brian A. Ross
Brian A. Ross
Chief Operating Officer

Date: July 31, 2008	/s/ Kurt Freyberger
Kurt Freyberger
Vice President and Controller