Form 10-Q
period 2008-09-30
CINCINNATI BELL INC
filed 2008-10-31
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 15, 2008, there were 230,401,442 common shares outstanding and 155,250 shares of 6 3/4% Cumulative Convertible Preferred Stock outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Services	$301.8	$289.6	$899.0	$860.1
Products	44.7	54.7	147.2	128.5

Total revenue	346.5	344.3	1,046.2	988.6

Costs and expenses
Cost of services, excluding items below	108.8	103.2	321.6	302.9
Cost of products sold, excluding items below	46.0	55.8	152.0	134.6
Selling, general and administrative	71.5	65.3	213.8	196.6
Depreciation	37.6	36.8	110.1	108.2
Amortization	1.1	0.9	3.6	2.6
Restructuring charges (gains)	1.7	(0.3)	27.1	2.3
Asset impairment	—	—	1.2	—

Total operating costs and expenses	266.7	261.7	829.4	747.2

Operating income	79.8	82.6	216.8	241.4
Interest expense	35.0	38.0	106.1	117.1
Other expense (income), net	(1.0)	0.2	(2.4)	(2.1)

Income before income taxes	45.8	44.4	113.1	126.4
Income tax expense	19.2	18.7	48.0	54.0

Net income	26.6	25.7	65.1	72.4
Preferred stock dividends	2.6	2.6	7.8	7.8

Net income applicable to common shareowners	$24.0	$23.1	$57.3	$64.6

Basic earnings per common share	$0.10	$0.09	$0.24	$0.26

Diluted earnings per common share	$0.10	$0.09	$0.23	$0.25

Weighted average common shares outstanding (in millions)
Basic	233.7	247.6	240.6	247.3
Diluted	239.2	257.2	247.0	256.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$8.0	$26.1
Receivables, less allowances of $17.9 and $17.1	177.3	176.5
Inventory, materials and supplies	31.4	31.2
Deferred income tax benefits, net	73.3	72.8
Prepaid expenses and other current assets	12.7	11.1

Total current assets	302.7	317.7
Property, plant and equipment, net	1,003.1	933.7
Goodwill	71.4	62.4
Intangible assets, net	127.3	121.2
Deferred income tax benefits, net	467.9	523.4
Other noncurrent assets	51.0	61.2

Total assets	$2,023.4	$2,019.6

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$9.7	$7.8
Accounts payable	102.2	105.5
Unearned revenue and customer deposits	46.2	47.4
Accrued taxes	19.4	15.2
Accrued interest	27.3	49.4
Accrued payroll and benefits	42.4	44.8
Other current liabilities	49.0	47.5

Total current liabilities	296.2	317.6
Long-term debt, less current portion	1,980.8	2,001.9
Accrued pension and postretirement benefits	321.0	291.7
Other noncurrent liabilities	84.9	76.0

Total liabilities	2,682.9	2,687.2

Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2008 and December 31, 2007; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 256,942,260 and 256,652,787 shares issued; 231,741,442 and 248,357,332 outstanding at September 30, 2008 and December 31, 2007	2.6	2.6
Additional paid-in capital	2,919.6	2,922.7
Accumulated deficit	(3,394.0)	(3,459.1)
Accumulated other comprehensive loss	(100.8)	(115.9)
Common shares in treasury, at cost: 25,200,818 and 8,295,455 shares at September 30, 2008 and December 31, 2007	(216.3)	(147.3)

Total shareowners’ deficit	(659.5)	(667.6)

Total liabilities and shareowners’ deficit	$2,023.4	$2,019.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$65.1	$72.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	110.1	108.2
Amortization	3.6	2.6
Provision for loss on receivables	13.9	11.2
Noncash interest expense	3.7	3.9
Deferred income tax expense, including valuation allowance change	46.2	49.5
Pension and other postretirement expense in excess of payments	53.1	19.5
Other, net	1.6	2.5

Changes in operating assets and liabilities, net of effects of acquisitions
Increase in receivables	(12.7)	(21.3)
Increase in inventory, materials, supplies, prepaids and other current assets	(1.4)	(16.8)
Increase (decrease) in accounts payable	(1.8)	19.7
Decrease in accrued and other current liabilities	(22.6)	(39.0)
Decrease in other long-term assets	2.0	0.6
Increase (decrease) in other long-term liabilities	5.5	(3.7)

Net cash provided by operating activities	266.3	209.3

Cash flows from investing activities
Capital expenditures	(158.7)	(152.4)
Acquisitions of businesses	(21.6)	(4.6)
Other, net	1.0	(0.7)

Net cash used in investing activities	(179.3)	(157.7)

Cash flows from financing activities
Issuance of long-term debt	3.0	75.0
Increase in corporate credit facility, net	25.0	40.0
Repayment of debt	(57.4)	(211.2)
Issuance of common shares—exercise of stock options	0.3	2.3
Preferred stock dividends	(7.8)	(7.8)
Common stock repurchase	(67.5)	—
Other, net	(0.7)	(2.0)

Net cash used in financing activities	(105.1)	(103.7)

Net decrease in cash and cash equivalents	(18.1)	(52.1)
Cash and cash equivalents at beginning of year	26.1	79.4

Cash and cash equivalents at end of period	$8.0	$27.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

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

The Condensed Consolidated Balance Sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2007 Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results expected in the subsequent quarter or for the year ending December 31, 2008.

Income Taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2004. The IRS has completed its examination of the 2004 and 2005 tax years while 2006 is still under audit.

At September 30, 2008 and December 31, 2007, the Company had an unrecognized tax benefit liability of $15.0 million and $14.8 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $14.8 million. The Company does not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year.

The Company recognizes accrued penalties related to unrecognized tax benefits in income tax expense. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. Accrued interest and penalties are insignificant at September 30, 2008 and December 31, 2007.

Regulatory Taxes — The Company incurs federal regulatory taxes on certain revenue producing transactions. The Company is permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers. The amount recorded as revenue for the three and nine months ended September 30, 2008 was $4.4 million and $12.3 million, respectively, and for the three and nine months ended September 30, 2007 was $5.0 million and $14.1 million, respectively. The amount expensed for the three and nine months ended September 30, 2008 was $4.9 million and $12.6 million, respectively, and for the three and nine months ended September 30, 2007 was $5.0 million and $14.4 million, respectively. The Company records all other taxes collected from customers on a net basis.

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

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1—Observable inputs such as quoted prices in active markets;

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3—Unobservable inputs that reflect the Company’s determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including the Company’s own data.

At September 30, 2008, the fair value of the Company’s financial instruments that are required to be measured at fair value on a recurring basis are as follows:

(dollars in millions)	September 30, 2008	Level 1	Level 2	Level 3
Interest rate swap agreements	$4.9	$—	$4.9	$—
Money market funds	5.8	5.8	—	—

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

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” was issued in March 2008. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As this Statement relates only to disclosure, it will not have a financial impact on the Company.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”),” was issued in May 2008. SFAS No. 162 reorganizes the GAAP hierarchy to provide a consistent framework for determining the accounting principles that should be used when preparing U.S. GAAP financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have any impact on the Company’s consolidated results of operations and financial position.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Retrospective application to all periods presented is required and early application is prohibited. The Company has not yet assessed the impact of FSP EITF 03-6-1 on the Company’s financial statements.

2.	Acquisitions of Businesses

CenturyTel

In June 2008, the Company purchased the Dayton, Ohio operations of CenturyTel for a purchase price of $1.5 million, which was primarily allocated to property, plant and equipment. The purchase includes access lines to small and medium-size customers and fiber network throughout the Dayton metro area. The Company funded the purchase with its available cash. The financial results have been included in the Wireline segment and were immaterial to the Company’s financial statements for the three and nine months ended September 30, 2008. The preliminary purchase price allocation for this transaction may be adjusted upon the completion of the Company’s valuation of the related assets and liabilities of the business.

eGIX Inc.

In February 2008, the Company purchased eGIX Inc. (“eGIX”), a competitive local exchange carrier provider of voice and long distance services to business customers in Indiana and Illinois, for $18.1 million and contingent consideration up to $5.2 million. The Company funded the purchase with its Corporate credit facility. The purchase price was primarily allocated to goodwill for $9 million, customer relationship intangible assets for $5 million, and property, plant and equipment for $5 million. The Company anticipates both the goodwill and intangible assets to be fully deductible for tax purposes. The financial results have been included in the Wireline segment and were immaterial to the Company’s financial statements for the three and nine months ended September 30, 2008. The preliminary purchase price allocation for this transaction may be adjusted upon completion of the Company’s valuation of the related assets and liabilities of the business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income	$26.6	$25.7	$65.1	$72.4
Preferred stock dividends	2.6	2.6	7.8	7.8

Numerator for basic and diluted EPS	$24.0	$23.1	$57.3	$64.6

Denominator:
Denominator for basic EPS—weighted average common shares outstanding	233.7	247.6	240.6	247.3
Warrants	3.7	7.2	4.6	7.1
Stock-based compensation arrangements	1.8	2.4	1.8	2.2

Denominator for diluted EPS	239.2	257.2	247.0	256.6

Basic earnings per common share	$0.10	$0.09	$0.24	$0.26

Diluted earnings per common share	$0.10	$0.09	$0.23	$0.25

Potentially issuable common shares excluded from denominator for diluted EPS due to anti-dilutive effect	40.0	33.9	39.1	34.1

4.	Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007
Net income	$26.6	$25.7	$65.1	$72.4
Amortization of pension and postretirement costs, net of taxes	1.2	2.5	4.5	10.1
Remeasurement of pension and postretirement liabilities, net of taxes	—	46.0	10.6	46.0

Comprehensive income	$27.8	$74.2	$80.2	$128.5

Form 10-Q Part I	Cincinnati Bell Inc.

5.	Debt and Financial Instruments

The Company’s debt consists of the following:

	September 30,	December 31,
(dollars in millions)	2008	2007
Current portion of long-term debt:
Credit facility, Tranche B Term Loan	$4.0	$4.0
Capital lease obligations and other debt	5.7	3.8

Current portion of long-term debt	9.7	7.8

Long-term debt, less current portion:
Credit facility, revolver	80.0	55.0
Credit facility, Tranche B Term Loan	204.0	207.0
7 1/4% Senior Notes due 2013	465.2	470.5
8 3/8% Senior Subordinated Notes due 2014*	585.5	637.4
7% Senior Notes due 2015*	251.4	250.6
7 1/4% Senior Notes due 2023	50.0	50.0
Accounts receivable securitization facility	78.0	75.0
Various Cincinnati Bell Telephone notes	230.0	230.0
Capital lease obligations and other debt	36.2	25.8

	1,980.3	2,001.3
Net unamortized premiums	0.5	0.6

Long-term debt, less current portion	1,980.8	2,001.9

Total debt	$1,990.5	$2,009.7

*	The face amount of these notes has been adjusted for the fair value of interest rate swaps classified as fair value derivatives at September 30, 2008 and December 31, 2007.

For the three and nine months ended September 30, 2008, the Company purchased and extinguished $5.3 million of 7 1/4% Senior Notes due 2013. The Company also purchased and extinguished $11.2 million and $52.8 million of 8 3/8 % Senior Subordinated Notes due 2014 during the three and nine months ended September 30, 2008, respectively. The Company recognized a gain on extinguishment of debt of $0.9 million and $2.2 million, respectively, for the three and nine months ended September 30, 2008, which is included in “Other expense (income), net” on the Condensed Consolidated Statements of Operations.

The Company has recorded capital lease assets and capital lease obligations in non-cash transactions totaling $11 million during 2008.

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

The Company’s $250 million revolving credit facility is funded by 16 financial institutions, which limits the Company’s counterparty risk. No financial institution has a funding commitment for more than 10% of the total facility. The Company’s counterparty exposure related to the interest rate swaps detailed below is limited to the unrealized gains on the interest rate swaps, which totaled $4.9 million at September 30, 2008, and realized gains not yet received.

Form 10-Q Part I	Cincinnati Bell Inc.

The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company attempts to maintain an optimal balance of fixed rate and variable rate indebtedness in order to attain low overall borrowing costs over time while mitigating exposure to interest rate fluctuations. The Company uses derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. In 2004 and 2005, the Company entered into long-term interest rate swaps with notional amounts totaling $450 million to change the fixed rate nature of a portion of the 7% Notes and the 8 3/8% Notes to floating rate debt (“long-term interest rate swaps”). These long-term interest rate swaps qualify for fair value hedge accounting. As of September 30, 2008 and December 31, 2007, the fair value of these interest rate swap contracts was an asset of $4.8 million and $2.9 million, respectively, for which the Company’s underlying hedged debt is adjusted by the same corresponding value in accordance with SFAS No. 133.

In May 2008, the Company entered into six-month interest rate swap contracts with notional amounts totaling $450 million, which effectively fixed the floating interest rates for the second half of 2008 on the long-term interest rate swaps. The Company did not designate these swaps as hedging instruments under SFAS No. 133, which results in the change in the fair value of these instruments being recognized in earnings during each period. At September 30, 2008, the fair value of these interest rate swap contracts was an asset of $0.2 million with the corresponding value included in “Other expense (income), net” in the Condensed Consolidated Statements of Operations.

In July 2008, the Company entered into additional six-month interest rate swap contracts with notional amounts totaling $450 million, which effectively fixed the floating interest rates in the first half of 2009 on the long-term interest rate swaps. The Company elected not to designate these swaps as hedging instruments under SFAS No. 133, which results in the change in the fair value of these instruments being recognized in earnings during each period. At September 30, 2008, the fair value of these interest rate swap contracts was a liability of $0.1 million with the corresponding value included in “Other expense (income), net” in the Condensed Consolidated Statements of Operations.

6.	Restructuring Charges

Restructuring reserve (dollars in millions):	Balance December 31, 2007	Income	Expense	Utilizations	Balance March 31, 2008	Expense	Utilizations	Balance June 30, 2008	Expense	Utilizations	Balance September 30, 2008
2007-2008 plan	$22.9	$(14.4)	$—	$(0.2)	$8.3	$0.1	$(0.1)	$8.3	$0.1	$(0.3)	$8.1
2001 plan	6.2	—	0.1	(0.2)	6.1	0.1	(0.3)	5.9	0.1	(0.2)	5.8

2007-2008 Restructuring

In the fourth quarter of 2007, the Company announced a restructuring plan to reduce costs and increase operational efficiencies. As a result, the Company incurred restructuring charges totaling $37.5 million for the three months ended December 31, 2007 and $26.9 million for the nine months ended September 30, 2008 composed of the following:

Employee separation benefits — In the fourth quarter of 2007, the Company determined a need to reduce its headcount over the next five years to conform its Wireline operations to the decreased access lines being served by the Company. In the fourth quarter of 2007, the Company recorded severance liabilities of $22.9 million, based on the Company’s probable and estimable liabilities under its written severance plans, to reduce headcount to planned levels. The number of employees included in the severance liability as of December 31, 2007 was reduced for management retirements to occur as a result of the special termination pension and postretirement benefits accepted as of December 31, 2007. However, the union retirements to occur as a result of the special termination pension and postretirement benefits agreed to in the first quarter of 2008 were not considered in calculating the December 31, 2007 severance liability because this agreement did not occur until after December 31, 2007. As a result of 284 union employees accepting the special termination benefits in the first quarter of 2008, expense for special termination pension and postretirement benefits increased by $22.1 million in the first quarter of 2008, but caused an offsetting reduction to the number of employees to be terminated through severance, and reduced the Company’s severance liability by $14.4 million. The Company accrued an additional $0.1 million in both the second quarter and the third quarter of 2008 for the 2007-2008 plan. The effects of employee separation benefits are included in the table above. All special termination pension and postretirement benefits and curtailments presented below are included in the pension and postretirement footnote (Note 7) that follows or Note 9 to the consolidated financial statements included in the 2007 Annual Report on Form 10-K.

Form 10-Q Part I	Cincinnati Bell Inc.

Special termination pension and postretirement benefits — The Company offered and, by December 31, 2007, 105 management employees accepted special termination benefits totaling $12 million. The Company determined that $8.2 million of these benefits had been earned through December 31, 2007 under SFAS No. 88, and this amount was therefore accrued as of December 31, 2007. In the first quarter of 2008, the Company reached agreement with its union workforce on a new three-year labor agreement. As part of this agreement, the Company offered and, by March 31, 2008, 284 union employees accepted special termination benefits totaling $25 million. The Company determined that $22.1 million of these benefits had been earned through March 31, 2008 and this amount was therefore accrued as of March 31, 2008. Remaining special termination benefits for both union and management employees are subject to future service requirements as determined by the Company and will be amortized to expense over the future service period. The Company estimates these amounts to be approximately $5 million for 2008, which includes $1.5 million and $3.5 million, respectively, expensed during the three months and nine months ended September 30, 2008 for both union and management employees, and approximately $2 million for 2009.

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

For the nine months ended September 30, 2008, the Company accrued restructuring expense of $26.0 million for the Wireline segment, $0.5 million for the Wireless segment and $0.4 million for the Technology Solutions segment. The restructuring reserve included in “Other current liabilities” was $1.6 million and $4.5 million at September 30, 2008 and December 31, 2007, respectively, and $6.5 million and $18.4 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, respectively. The special termination benefits and curtailment charges are included in “Accrued pension and postretirement benefits” in the Condensed Consolidated Balance Sheet at September 30, 2008. See Note 7 to the Condensed Consolidated Financial Statements for further discussion relating to the special termination pension and postretirement benefits and the curtailment charge.

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

At September 30, 2008 and December 31, 2007, $1.6 million and $1.3 million, respectively, of the reserve balance was included in “Other current liabilities” in the Condensed Consolidated Balance Sheets. The reserve included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets was $4.2 million and $4.9 million at September 30, 2008 and December 31, 2007, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

7.	Pensions and Postretirement Plans

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans.

As a result of the acceptance of special termination benefits by certain retirement eligible union employees in the first quarter of 2008 (see Note 6), the Company determined that a curtailment charge associated with its union pension and postretirement plans was required due to the significant decrease in the expected future service years. The curtailment charge for the pension plan and the postretirement plan for the nine months ended September 30, 2008, consisted of both an increase in the benefit obligations of $2.2 million and $12.5 million and the acceleration of unrecognized prior service cost of $0.9 million and $(0.1) million, respectively.

As a result of the new union labor agreement (see Note 6) and curtailment in the first quarter of 2008, the Company remeasured only its union pension and postretirement obligations using revised assumptions, including modified retiree benefit payment assumptions and a discount rate of 6.4%. As a result of the remeasurement, the Company’s pension and postretirement obligations were reduced by approximately $17 million, deferred tax assets were reduced for the related tax effect by $6 million, and equity was increased by $11 million.

Pension and postretirement benefit costs are as follows:

	Pension Benefits		Postretirement and Other Benefits
	Three Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007
Service cost	$2.2	$2.1	$0.4	$0.9
Interest cost on projected benefit obligation	7.3	7.1	4.5	4.8
Expected return on plan assets	(8.7)	(9.4)	(0.4)	(0.7)
Amortization of:
Transition obligation	—	—	0.3	1.0
Prior service cost	0.1	0.4	—	0.9
Actuarial loss	0.7	0.9	0.8	0.8
Special termination benefit	1.3	—	0.2	—

	$2.9	$1.1	$5.8	$7.7

	Pension Benefits		Postretirement and Other Benefits
	Nine Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007
Service cost	$6.7	$6.3	$1.4	$2.6
Interest cost on projected benefit obligation	21.5	21.0	13.8	15.3
Expected return on plan assets	(26.2)	(25.9)	(1.4)	(2.7)
Amortization of:
Transition obligation	—	—	1.6	3.1
Prior service cost	0.4	2.0	0.4	4.8
Actuarial loss	2.1	3.0	2.7	3.0
Special termination benefit	25.0	—	0.6	—
Curtailment charge	3.1	—	12.4	—

	$32.6	$6.4	$31.5	$26.1

Form 10-Q Part I	Cincinnati Bell Inc.

8.	Business Segment Information

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

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.

The Company’s business segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007
Revenue
Wireline	$200.6	$202.0	$605.7	$609.8
Wireless	80.8	75.1	237.6	217.1
Technology Solutions	73.3	74.1	226.5	180.1
Intersegment	(8.2)	(6.9)	(23.6)	(18.4)

Total revenue	$346.5	$344.3	$1,046.2	$988.6

Intersegment revenue
Wireline	$6.6	$5.8	$18.9	$15.6
Wireless	0.8	0.7	2.4	1.9
Technology Solutions	0.8	0.4	2.3	0.9

Total intersegment revenue	$8.2	$6.9	$23.6	$18.4

Operating income
Wireline	$65.6	$73.0	$182.5	$217.1
Wireless	11.7	9.0	36.3	26.8
Technology Solutions	5.8	5.7	13.3	12.2
Corporate	(3.3)	(5.1)	(15.3)	(14.7)

Total operating income	$79.8	$82.6	$216.8	$241.4

	September 30, 2008	December 31, 2007

Assets
Wireline	$689.8	$684.5
Wireless	370.2	369.3
Technology Solutions	311.8	243.2
Corporate and eliminations	651.6	722.6

Total assets	$2,023.4	$2,019.6

Form 10-Q Part I	Cincinnati Bell Inc.

9.	Stock-Based Compensation Plans

Stock options

The following table summarizes stock option activity for the nine months ended September 30, 2008:

(in thousands, except per share amounts)	Shares	Weighted-Average Exercise Prices Per Share	Weighted-Average Contractual Life in Years
Options outstanding at January 1, 2008	20,625	$10.76	4.6
Granted	912	3.80
Exercised	(85)	3.86
Expired	(1,390)	11.60

Options outstanding at September 30, 2008	20,062	$10.41	4.3

Options exercisable at September 30, 2008	17,705	$11.20	3.7

During the nine months ended September 30, 2008, the Company primarily granted performance-based stock options, which vest over four years upon the achievement of certain performance-based objectives. The Company recognized compensation expense of $0.4 million related to stock options for the three months ended September 30, 2008, $1.2 million for the nine months ended September 30, 2008, $0.1 million for the three months ended September 30, 2007, and $0.7 million for the nine months ended September 30, 2007. As of September 30, 2008, there was $2.4 million of unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted average period of approximately two years. At September 30, 2008, the aggregate intrinsic value of stock options outstanding and exercisable was immaterial.

The weighted average fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2008	2007
Expected volatility	30.7%	28.9%
Risk-free interest rate	2.9%	4.6%
Expected holding period—years	5	5
Expected dividends	0.0%	0.0%

Weighted-average grant date fair value	$1.23	$1.69

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

Form 10-Q Part I	Cincinnati Bell Inc.

Performance-based awards

(in thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2008	2,932	$4.75
Granted*	1,438	3.98
Vested	(550)	4.51
Forfeited	(489)	4.30

Non-vested at September 30, 2008	3,331	$4.52

*	Assumes the maximum number of awards that can be earned if the performance conditions are achieved.

Awards granted generally vest over three to four years and upon the achievement of certain performance-based objectives. The Company recognized expense for performance-based awards of $0.8 million for the three months ended September 30, 2008, $3.4 million for the nine months ended September 30, 2008, $0.9 million for the three months ended September 30, 2007 and $2.2 million for the nine months ended September 30, 2007. As of September 30, 2008, there was $5.8 million of unrecognized compensation expense related to performance-based awards. This expense is expected to be recognized over a weighted average period of approximately two years.

Time-based restricted awards

(in thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2008	375	$4.87
Granted	60	4.69
Vested	(9)	5.20
Forfeited	(18)	4.84

Non-vested at September 30, 2008	408	$4.84

Awards granted generally vest in one-third increments over a period of three years. The Company recognized expense related to time-based restricted awards of $0.2 million for the three months ended September 30, 2008, $0.5 million for the nine months ended September 30, 2008, less than $0.1 million for the three months ended September 30, 2007 and $0.2 million for the nine months ended September 30, 2007. As of September 30, 2008, there was $1.2 million of unrecognized compensation expense related to these shares. This expense is expected to be recognized over a weighted average period of approximately two years.

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

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three and nine months ended September 30, 2008 and 2007 and Condensed Consolidating Balance Sheets as of September 30, 2008 and December 31, 2007 of (1) the Parent Company, as the guarantor (2) Cincinnati Bell Telephone Company LLC, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2008
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$178.4	$180.9	$(12.8)	$346.5
Operating costs and expenses	3.5	119.6	156.4	(12.8)	266.7

Operating income (loss)	(3.5)	58.8	24.5	—	79.8
Interest expense	29.4	3.8	6.8	(5.0)	35.0
Other expense (income), net	(6.1)	1.8	(1.7)	5.0	(1.0)

Income (loss) before income taxes	(26.8)	53.2	19.4	—	45.8
Income tax expense (benefit)	(10.3)	21.9	7.6	—	19.2
Equity in earnings of subsidiaries, net of tax	43.1	—	—	(43.1)	—

Net income	26.6	31.3	11.8	(43.1)	26.6
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$24.0	$31.3	$11.8	$(43.1)	$24.0

	Three Months Ended September 30, 2007
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$184.7	$170.8	$(11.2)	$344.3
Operating costs and expenses	5.1	118.5	149.3	(11.2)	261.7

Operating income (loss)	(5.1)	66.2	21.5	—	82.6
Interest expense	33.6	3.2	7.4	(6.2)	38.0
Other expense (income), net	(6.4)	1.9	(2.2)	6.9	0.2

Income (loss) before income taxes	(32.3)	61.1	16.3	(0.7)	44.4
Income tax expense (benefit)	(7.9)	20.5	6.1	—	18.7
Equity in earnings of subsidiaries, net of tax	50.1	—	—	(50.1)	—

Net income	25.7	40.6	10.2	(50.8)	25.7
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$23.1	$40.6	$10.2	$(50.8)	$23.1

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2008
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$540.5	$543.1	$(37.4)	$1,046.2
Operating costs and expenses	14.9	377.2	474.7	(37.4)	829.4

Operating income (loss)	(14.9)	163.3	68.4	—	216.8
Interest expense	91.2	11.2	19.3	(15.6)	106.1
Other expense (income), net	(18.3)	5.6	(5.3)	15.6	(2.4)

Income (loss) before income taxes	(87.8)	146.5	54.4	—	113.1
Income tax expense (benefit)	(26.3)	54.2	20.1	—	48.0
Equity in earnings of subsidiaries, net of tax	126.6	—	—	(126.6)	—

Net income	65.1	92.3	34.3	(126.6)	65.1
Preferred stock dividends	7.8	—	—	—	7.8

Net income applicable to common shareowners	$57.3	$92.3	$34.3	$(126.6)	$57.3

	Nine Months Ended September 30, 2007
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$558.8	$460.5	$(30.7)	$988.6
Operating costs and expenses	15.7	361.2	401.0	(30.7)	747.2

Operating income (loss)	(15.7)	197.6	59.5	—	241.4
Interest expense	104.4	11.4	22.6	(21.3)	117.1
Other expense (income), net	(24.5)	3.8	(2.7)	21.3	(2.1)

Income (loss) before income taxes	(95.6)	182.4	39.6	—	126.4
Income tax expense (benefit)	(23.8)	63.5	14.3	—	54.0
Equity in earnings of subsidiaries, net of tax	144.2	—	—	(144.2)	—

Net income	72.4	118.9	25.3	(144.2)	72.4
Preferred stock dividends	7.8	—	—	—	7.8

Net income applicable to common shareowners	$64.6	$118.9	$25.3	$(144.2)	$64.6

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of September 30, 2008
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$6.8	$0.6	$0.6	$—	$8.0
Receivables, net	1.1	—	176.2	—	177.3
Other current assets	18.1	28.6	94.8	(24.1)	117.4

Total current assets	26.0	29.2	271.6	(24.1)	302.7
Property, plant and equipment, net	0.5	585.0	417.6	—	1,003.1
Goodwill and intangibles, net	—	3.1	195.6	—	198.7
Investments in and advances to subsidiaries	1,042.2	—	—	(1,042.2)	—
Other noncurrent assets	304.6	16.0	226.9	(28.6)	518.9

Total assets	$1,373.3	$633.3	$1,111.7	$(1,094.9)	$2,023.4

Current portion of long-term debt	$4.0	$0.7	$5.0	$—	$9.7
Accounts payable	0.1	37.2	64.9	—	102.2
Other current liabilities	61.8	69.4	55.1	(2.0)	184.3

Total current liabilities	65.9	107.3	125.0	(2.0)	296.2
Long-term debt, less current portion	1,637.0	235.2	108.6	—	1,980.8
Other noncurrent liabilities	329.9	38.7	88.0	(50.7)	405.9
Intercompany payables	—	3.3	460.2	(463.5)	—

Total liabilities	2,032.8	384.5	781.8	(516.2)	2,682.9
Shareowners’ equity (deficit)	(659.5)	248.8	329.9	(578.7)	(659.5)

Total liabilities and shareowners’ equity (deficit)	$1,373.3	$633.3	$1,111.7	$(1,094.9)	$2,023.4

	As of December 31, 2007
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$23.6	$1.9	$0.6	$—	$26.1
Receivables, net	0.1	—	176.4	—	176.5
Other current assets	14.9	28.5	90.0	(18.3)	115.1

Total current assets	38.6	30.4	267.0	(18.3)	317.7
Property, plant and equipment, net	0.3	590.1	343.3	—	933.7
Goodwill and intangibles, net	—	3.4	180.2	—	183.6
Investments in and advances to subsidiaries	1,036.4	—	—	(1,036.4)	—
Other noncurrent assets	319.8	16.0	279.9	(31.1)	584.6

Total assets	$1,395.1	$639.9	$1,070.4	$(1,085.8)	$2,019.6

Current portion of long-term debt	$4.0	$0.6	$3.2	$—	$7.8
Accounts payable	—	40.7	64.8	—	105.5
Other current liabilities	90.8	65.1	48.4	—	204.3

Total current liabilities	94.8	106.4	116.4	—	317.6
Long-term debt, less current portion	1,671.4	235.6	94.9	—	2,001.9
Other noncurrent liabilities	296.5	61.2	59.4	(49.4)	367.7
Intercompany payables	—	14.2	472.0	(486.2)	—

Total liabilities	2,062.7	417.4	742.7	(535.6)	2,687.2
Shareowners’ equity (deficit)	(667.6)	222.5	327.7	(550.2)	(667.6)

Total liabilities and shareowners’ equity (deficit)	$1,395.1	$639.9	$1,070.4	$(1,085.8)	$2,019.6

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2008
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(34.1)	$144.6	$155.8	$—	$266.3

Capital expenditures	(0.4)	(66.0)	(92.3)	—	(158.7)
Acquisitions of businesses	—	(2.3)	(19.3)	—	(21.6)
Other investing activities	0.1	0.3	0.6	—	1.0

Cash flows used in investing activities	(0.3)	(68.0)	(111.0)	—	(179.3)

Funding between Parent and subsidiaries, net	121.9	(77.4)	(44.5)	—	—
Increase in corporate credit facility, net	25.0	—	—	—	25.0
Issuance of debt	—	—	3.0	—	3.0
Repayment of debt	(53.6)	(0.5)	(3.3)	—	(57.4)
Common stock repurchase	(67.5)	—	—	—	(67.5)
Other financing activities	(8.2)	—	—	—	(8.2)

Cash flows provided by (used in) financing activities	17.6	(77.9)	(44.8)	—	(105.1)

Decrease in cash and cash equivalents	(16.8)	(1.3)	—	—	(18.1)
Beginning cash and cash equivalents	23.6	1.9	0.6	—	26.1

Ending cash and cash equivalents	$6.8	$0.6	$0.6	$—	$8.0

	Nine Months Ended September 30, 2007
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(71.6)	$240.4	$40.5	$—	$209.3

Capital expenditures	—	(68.0)	(84.4)	—	(152.4)
Acquisition of business	—	(4.6)	—	—	(4.6)
Other investing activities	(0.4)	0.8	(1.1)	—	(0.7)

Cash flows used in investing activities	(0.4)	(71.8)	(85.5)	—	(157.7)

Funding between Parent and subsidiaries, net	197.2	(168.3)	(28.9)	—	—
Increase in corporate credit facility, net	40.0	—	—	—	40.0
Issuance of debt	—	—	75.0	—	75.0
Repayment of debt	(209.1)	(0.8)	(1.3)	—	(211.2)
Other financing activities	(6.3)	0.1	(1.3)	—	(7.5)

Cash flows provided by (used in) financing activities	21.8	(169.0)	43.5	—	(103.7)

Decrease in cash and cash equivalents	(50.2)	(0.4)	(1.5)	—	(52.1)
Beginning cash and cash equivalents	75.9	1.5	2.0	—	79.4

Ending cash and cash equivalents	$25.7	$1.1	$0.5	$—	$27.3

Form 10-Q Part I	Cincinnati Bell Inc.

7 1/ 4% Senior Notes Due 2013, 7% Senior Notes Due 2015, and 8 3/8% Senior Subordinated Notes Due 2014

The Parent Company’s 7 1/4% Senior Notes due 2013, 7% Senior Notes due 2015, and 8 3/8% Senior Subordinated Notes due 2014 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc. (f/k/a ZoomTown.com Inc.), Cincinnati Bell Complete Protection Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless LLC, GramTel Inc. (f/k/a BCSIVA Inc.), BRCOM Inc., CBTS, and IXC Internet Services Inc. The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. Separately, in connection with a fifteen year contract for 25,000 square feet of data center space between CBTS, a guarantor subsidiary of these CBI notes, and a data center customer, CBI has guaranteed the performance obligations of CBTS in relation to providing the data center space and managed services under that long-term contract.

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three and nine months ended September 30, 2008 and 2007 and the Condensed Consolidating Balance Sheets as of September 30, 2008 and December 31, 2007 of (1) the Parent Company, as the issuer (2) the guarantor subsidiaries on a combined basis and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2008
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$196.3	$163.0	$(12.8)	$346.5
Operating costs and expenses	3.5	171.9	104.1	(12.8)	266.7

Operating income (loss)	(3.5)	24.4	58.9	—	79.8
Interest expense	29.4	5.6	5.0	(5.0)	35.0
Other expense (income), net	(6.1)	(0.6)	0.7	5.0	(1.0)

Income (loss) before income taxes	(26.8)	19.4	53.2	—	45.8
Income tax expense (benefit)	(10.3)	7.2	22.3	—	19.2
Equity in earnings of subsidiaries, net of tax	43.1	—	—	(43.1)	—

Net income	26.6	12.2	30.9	(43.1)	26.6
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$24.0	$12.2	$30.9	$(43.1)	$24.0

	Three Months Ended September 30, 2007
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$183.7	$171.8	$(11.2)	$344.3
Operating costs and expenses	5.1	162.6	105.2	(11.2)	261.7

Operating income (loss)	(5.1)	21.1	66.6	—	82.6
Interest expense	33.6	5.6	5.0	(6.2)	38.0
Other expense (income), net	(6.4)	0.7	(1.0)	6.9	0.2

Income (loss) before income taxes	(32.3)	14.8	62.6	(0.7)	44.4
Income tax expense (benefit)	(7.9)	5.7	20.9	—	18.7
Equity in earnings of subsidiaries, net of tax	50.1	—	—	(50.1)	—

Net income	25.7	9.1	41.7	(50.8)	25.7
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$23.1	$9.1	$41.7	$(50.8)	$23.1

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2008
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$583.1	$500.5	$(37.4)	$1,046.2
Operating costs and expenses	14.9	526.2	325.7	(37.4)	829.4

Operating income (loss)	(14.9)	56.9	174.8	—	216.8
Interest expense	91.2	15.6	14.9	(15.6)	106.1
Other expense (income), net	(18.3)	(0.1)	0.4	15.6	(2.4)

Income (loss) before income taxes	(87.8)	41.4	159.5	—	113.1
Income tax expense (benefit)	(26.3)	14.9	59.4	—	48.0
Equity in earnings of subsidiaries, net of tax	126.6	—	—	(126.6)	—

Net income	65.1	26.5	100.1	(126.6)	65.1
Preferred stock dividends	7.8	—	—	—	7.8

Net income applicable to common shareowners	$57.3	$26.5	$100.1	$(126.6)	$57.3

	Nine Months Ended September 30, 2007
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$499.8	$519.5	$(30.7)	$988.6
Operating costs and expenses	15.7	444.5	317.7	(30.7)	747.2

Operating income (loss)	(15.7)	55.3	201.8	—	241.4
Interest expense	104.4	19.5	14.5	(21.3)	117.1
Other expense (income), net	(24.5)	0.9	0.2	21.3	(2.1)

Income (loss) before income taxes	(95.6)	34.9	187.1	—	126.4
Income tax expense (benefit)	(23.8)	12.8	65.0	—	54.0
Equity in earnings of subsidiaries, net of tax	144.2	—	—	(144.2)	—

Net income	72.4	22.1	122.1	(144.2)	72.4
Preferred stock dividends	7.8	—	—	—	7.8

Net income applicable to common shareowners	$64.6	$22.1	$122.1	$(144.2)	$64.6

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of September 30, 2008
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$6.8	$0.6	$0.6	$—	$8.0
Receivables, net	1.1	62.6	113.6	—	177.3
Other current assets	18.1	90.7	32.7	(24.1)	117.4

Total current assets	26.0	153.9	146.9	(24.1)	302.7
Property, plant and equipment, net	0.5	417.6	585.0	—	1,003.1
Goodwill and intangibles, net	—	195.6	3.1	—	198.7
Investments in and advances to subsidiaries	1,042.2	—	1.6	(1,043.8)	—
Other noncurrent assets	304.6	228.7	14.2	(28.6)	518.9

Total assets	$1,373.3	$995.8	$750.8	$(1,096.5)	$2,023.4

Current portion of long-term debt	$4.0	$5.0	$0.7	$—	$9.7
Accounts payable	0.1	73.0	29.1	—	102.2
Other current liabilities	61.8	57.6	66.9	(2.0)	184.3

Total current liabilities	65.9	135.6	96.7	(2.0)	296.2
Long-term debt, less current portion	1,637.0	30.6	313.2	—	1,980.8
Other noncurrent liabilities	329.9	94.8	31.9	(50.7)	405.9
Intercompany payables	—	430.0	35.1	(465.1)	—

Total liabilities	2,032.8	691.0	476.9	(517.8)	2,682.9
Shareowners’ equity (deficit)	(659.5)	304.8	273.9	(578.7)	(659.5)

Total liabilities and shareowners’ equity (deficit)	$1,373.3	$995.8	$750.8	$(1,096.5)	$2,023.4

	As of December 31, 2007
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$23.6	$0.8	$1.7	$—	$26.1
Receivables, net	0.1	61.3	115.1	—	176.5
Other current assets	14.9	87.1	31.4	(18.3)	115.1

Total current assets	38.6	149.2	148.2	(18.3)	317.7
Property, plant and equipment, net	0.3	345.2	588.2	—	933.7
Goodwill and intangibles, net	—	180.2	3.4	—	183.6
Investments in and advances to subsidiaries	1,036.4	26.8	—	(1,063.2)	—
Other noncurrent assets	319.8	278.8	17.1	(31.1)	584.6

Total assets	$1,395.1	$980.2	$756.9	$(1,112.6)	$2,019.6

Current portion of long-term debt	$4.0	$3.2	$0.6	$—	$7.8
Accounts payable	—	98.7	6.8	—	105.5
Other current liabilities	90.8	51.2	62.3	—	204.3

Total current liabilities	94.8	153.1	69.7	—	317.6
Long-term debt, less current portion	1,671.4	19.9	310.6	—	2,001.9
Other noncurrent liabilities	296.5	66.6	54.0	(49.4)	367.7
Intercompany payables	—	430.2	82.8	(513.0)	—

Total liabilities	2,062.7	669.8	517.1	(562.4)	2,687.2
Shareowners’ equity (deficit)	(667.6)	310.4	239.8	(550.2)	(667.6)

Total liabilities and shareowners’ equity (deficit)	$1,395.1	$980.2	$756.9	$(1,112.6)	$2,019.6

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2008
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(34.1)	$134.9	$165.5	$—	$266.3

Capital expenditures	(0.4)	(92.3)	(66.0)	—	(158.7)
Acquisitions of businesses	—	(19.3)	(2.3)	—	(21.6)
Other investing activities	0.1	0.6	0.3	—	1.0

Cash flows used in investing activities	(0.3)	(111.0)	(68.0)	—	(179.3)

Funding between Parent and subsidiaries, net	121.9	(20.8)	(101.1)	—	—
Increase in corporate credit facility, net	25.0	—	—	—	25.0
Issuance of debt	—	—	3.0	—	3.0
Repayment of debt	(53.6)	(3.3)	(0.5)	—	(57.4)
Common stock repurchase	(67.5)	—	—	—	(67.5)
Other financing activities	(8.2)	—	—	—	(8.2)

Cash flows provided by (used in) financing activities	17.6	(24.1)	(98.6)	—	(105.1)

Decrease in cash and cash equivalents	(16.8)	(0.2)	(1.1)	—	(18.1)
Beginning cash and cash equivalents	23.6	0.8	1.7	—	26.1

Ending cash and cash equivalents	$6.8	$0.6	$0.6	$—	$8.0

	Nine Months Ended September 30, 2007
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(71.6)	$180.7	$100.2	$—	$209.3

Capital expenditures	—	(86.7)	(65.7)	—	(152.4)
Acquisition of business	—	—	(4.6)	—	(4.6)
Other investing activities	(0.4)	(1.1)	0.8	—	(0.7)

Cash flows used in investing activities	(0.4)	(87.8)	(69.5)	—	(157.7)

Funding between Parent and subsidiaries, net	197.2	(93.0)	(104.2)	—	—
Increase in corporate credit facility, net	40.0	—	—	—	40.0
Issuance of debt	—	—	75.0	—	75.0
Repayment of debt	(209.1)	(1.3)	(0.8)	—	(211.2)
Other financing activities	(6.3)	—	(1.2)	—	(7.5)

Cash flows provided by (used in) financing activities	21.8	(94.3)	(31.2)	—	(103.7)

Decrease in cash and cash equivalents	(50.2)	(1.4)	(0.5)	—	(52.1)
Beginning cash and cash equivalents	75.9	2.0	1.5	—	79.4

Ending cash and cash equivalents	$25.7	$0.6	$1.0	$—	$27.3

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

The preparation of Condensed Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company identified critical accounting policies that affect its more significant estimates and assumptions used in preparing its Condensed Consolidated Financial Statements. These critical accounting policies include revenue recognition, accounting for allowances for uncollectible accounts receivable, reviewing the carrying values of goodwill and indefinite-lived intangible assets, reviewing the carrying values of property, plant and equipment, accounting for business combinations, accounting for taxes, accounting for pension and postretirement expenses, and accounting for termination benefits.

Results of Operations

The financial results for the three and nine months ended September 30, 2008 and 2007 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations in this Quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for subsequent periods or the full year.

CONSOLIDATED OVERVIEW

Consolidated revenue totaled $346.5 million for the third quarter of 2008, an increase of $2.2 million compared to the third quarter of 2007. The increase was primarily due to the following:

•	$5.7 million higher revenues in the Wireless segment primarily due to increased postpaid service revenue from additional subscribers;

•	$1.4 million lower revenues in the Wireline segment due to lower voice revenue offset by increased data, long distance and voice over internet protocol (“VoIP”) revenue; and

•	$0.8 million lower revenues in the Technology Solutions segment primarily due to lower telephony and IT equipment distribution revenue offset by increased data center and managed services revenue.

For the nine months ended September 30, 2008, consolidated revenue increased $57.6 million to $1,046.2 million as compared to $988.6 million for the same period in 2007. The increase was primarily due to the following:

•	$46.4 million higher revenues in the Technology Solutions segment primarily due to higher data center and managed services revenue and telephony and IT equipment distribution revenue;

•	$20.5 million higher revenues in the Wireless segment primarily due to increased service revenue from additional postpaid subscribers and increased average revenue per user (“ARPU”); and

•	$4.1 million lower revenues in the Wireline segment due to lower voice revenue offset by increased data, long distance and VoIP revenue.

Form 10-Q Part I	Cincinnati Bell Inc.

Operating income for the third quarter of 2008 was $79.8 million, a decrease of $2.8 million compared to the same period in 2007. The decrease was primarily due to the following:

•	$7.4 million decrease in Wireline segment operating income primarily due to lower local voice revenue;

•	$2.7 million increase in Wireless segment operating income due primarily to additional subscribers; and

•	$1.8 million decrease in corporate expenses primarily due to lower incentive compensation expense.

Operating income for the nine months ended September 30, 2008 was $216.8 million, a decrease of $24.6 million compared to the same period in the prior year. This decrease was primarily due to the following:

•	$34.6 million decrease in Wireline segment operating income primarily due to a $25.1 million increase in restructuring costs and asset impairment charge; and

•	$9.5 million increase in Wireless segment operating income due to additional subscribers and higher ARPU.

Interest expense was $35.0 million for the third quarter of 2008 and $106.1 million for the nine months ended September 30, 2008 as compared to $38.0 million for the third quarter of 2007 and $117.1 million for the nine months ended September 30, 2007. The decrease compared to last year is primarily attributable to lower interest rates and lower debt balances.

Other income of $2.4 million for the nine months ended September 30, 2008 consisted primarily of gains on the extinguishment of debt related to the purchase and extinguishment of $58.1 million of the 8 3/8% Senior Subordinated Notes due 2014 and 7 1/4 % Senior Notes due 2013. Other income of $2.1 million for the nine months ended September 30, 2007 consisted primarily of a one-time dividend received from a cost investment.

Income tax expense for the third quarter of 2008 was $19.2 million compared to $18.7 million for the third quarter of 2007. Income tax expense for the nine months ended September 30, 2008 was $48.0 million as compared to $54.0 million for the same period in 2007 primarily due to lower pre-tax income.

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

Form 10-Q Part I	Cincinnati Bell Inc.

Discussion of Operating Segment Results

WIRELINE

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2008	2007	$ Change	% Change		2008	2007	$ Change	% Change
Revenue:
Voice - local service	$96.0	$105.8	$(9.8)	(9)%		$295.9	$328.7	$(32.8)	(10)%
Data	68.8	65.8	3.0	5%		204.3	191.8	12.5	7%
Long distance and VoIP	24.8	19.8	5.0	25%		73.7	58.3	15.4	26%
Other	11.0	10.6	0.4	4%		31.8	31.0	0.8	3%

Total revenue	200.6	202.0	(1.4)	(1)%		605.7	609.8	(4.1)	(1)%

Operating costs and expenses:
Cost of services and products	67.5	66.0	1.5	2%		201.4	199.0	2.4	1%
Selling, general and administrative	40.2	37.1	3.1	8%		118.7	113.5	5.2	5%
Depreciation	25.4	26.2	(0.8)	(3)%		75.1	78.1	(3.0)	(4)%
Amortization	0.3	—	0.3	n/m		0.8	—	0.8	n/m
Restructuring charges (gains)	1.6	(0.3)	1.9	n/m		26.0	2.1	23.9	n/m
Asset impairment	—	—	—	n/m		1.2	—	1.2	n/m

Total operating costs and expenses	135.0	129.0	6.0	5%		423.2	392.7	30.5	8%

Operating income	$65.6	$73.0	$(7.4)	(10)%		$182.5	$217.1	$(34.6)	(16)%

Operating margin	32.7%	36.1%		(3.4	) pts	30.1%	35.6%		(5.5	) pts

Capital expenditures	$22.5	$20.9	$1.6	8%		$68.9	$69.4	$(0.5)	(1)%

The Wireline segment consists of the operations of Cincinnati Bell Telephone Company LLC, which operates as an Incumbent Local Exchange Carrier (“ILEC”) within the Company’s traditional territory, Cincinnati Bell Extended Territories LLC, which operates as a Competitive Local Exchange Carrier (“CLEC”) in Dayton, Ohio and communities adjacent to the ILEC’s northern borders, Cincinnati Bell Any Distance Inc. (“CBAD”), which provides long distance, audio conferencing and VoIP services, Cincinnati Bell Complete Protection Inc., which provides security monitoring services and related surveillance hardware, the Company’s payphone business, and its entertainment operations, which currently offers cable television primarily in Lebanon, Ohio and DirecTV on a commission basis to the remainder of its operating territory.

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

Revenue

Voice local service revenue includes local service, value added services, switched access and information services. Voice revenue decreased in both the three and nine months ended September 30, 2008 versus the same periods in 2007 primarily as a result of a 7% decrease in access lines.

Access lines within the segment’s ILEC territory decreased by 66,000 or 8%, from 789,000 at September 30, 2007 to 723,000 at September 30, 2008. The access line loss resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC territory by continuing to target voice services to residential and business customers in its CLEC territory. The Company had approximately 68,000 CLEC access lines at September 30, 2008, which is a 14% increase from September 30, 2007.

Form 10-Q Part I	Cincinnati Bell Inc.

Data revenue consists of data transport, high-speed Internet access (“DSL”), dial-up Internet access, digital trunking, and Local Area Network interconnection services. Data revenue increased $3.0 million and $12.5 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods a year ago. The increase primarily resulted from higher DSL and data transport revenue. Data transport revenues increased by $1.9 million and $8.1 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods a year ago primarily due to increased usage by CBW and third party users. Data revenue also increased by an additional $1.3 million and $4.8 million for the three and nine months ended September 30, 2008, respectively, compared to the prior year periods primarily due to an increase in DSL subscribers by 13,000, bringing total DSL subscribers to 231,000 at September 30, 2008.

Long distance and VoIP revenue increased $5.0 million and $15.4 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. The revenue increases primarily resulted from the acquisition of eGIX, which generated revenue of $3.6 million and $9.4 million in the three and nine month periods ended September 30, 2008, respectively. The remaining increase in both periods was primarily due to an increase in minutes of use for long distance, VoIP and new broadband services. The Company had 535,000 subscribed long distance access lines as of September 30, 2008 in the Cincinnati and Dayton, Ohio operating areas compared to 548,000 as of September 30, 2007. The decrease in subscribers was due to a 6% decline in residential lines partially offset by a 7% increase in business subscribers.

Costs and Expenses

Cost of services and products increased by $1.5 million and $2.4 million for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding periods in 2007. The increase in the third quarter was due to increased network costs of $2.0 million related to growth in long distance, VoIP, broadband services and CLEC revenues and an increase of $1.5 million due to the acquisition of eGIX. The increase was partially offset by lower labor costs primarily attributable to the restructuring program announced in the fourth quarter of 2007. Increased costs due to the region’s largest-ever power outage from the winds of Hurricane Ike were mostly offset by the contra-expense recorded for the insurance claim receivable. The increase in cost of services and products for the nine months ended September 30, 2008 resulted from an increase of $4.2 million due to the acquisition of eGIX, a $4.8 million increase in network costs for the reasons discussed above, and a $1.3 million increase due to the settlement of an inter-carrier reciprocal compensation claim in 2007. These increases were partially offset by lower labor costs, mainly lower pension and postretirement costs due to plan changes announced in the third quarter of 2007.

Selling, general and administrative expenses increased $3.1 million and $5.2 million for the three and nine months ended September 30, 2008, respectively, versus the prior year. The increase in the quarter expenses was primarily due to the acquisition of eGIX, which had $1.6 million of costs, and an increase in commissions, consulting and insurance costs. The increase for the nine months ended September 30, 2008 was primarily due to the acquisition of eGIX.

Restructuring expenses for the nine months ended September 30, 2008 resulted from an early retirement option offered by the Company and accepted by certain eligible union employees during the first quarter of 2008. See Note 6 to the Condensed Consolidated Financial Statements for further information. Restructuring expenses for the nine months ended September 30, 2007 were primarily due to severance costs associated with the outsourcing of certain accounting functions and the reduction in workforce of various other administrative functions.

The asset impairment charge of $1.2 million expensed during the nine months ended September 30, 2008 related to software that is no longer being used.

Form 10-Q Part I	Cincinnati Bell Inc.

WIRELESS

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions, except for operating metrics)	2008	2007	$ Change	% Change		2008	2007	$ Change	% Change
Revenue:
Service	$74.2	$68.2	$6.0	9%		$218.5	$197.9	$20.6	10%
Equipment	6.6	6.9	(0.3)	(4)%		19.1	19.2	(0.1)	(1)%

Total revenue	80.8	75.1	5.7	8%		237.6	217.1	20.5	9%

Operating costs and expenses:
Cost of services and products	41.7	39.9	1.8	5%		122.3	112.0	10.3	9%
Selling, general and administrative	18.6	16.6	2.0	12%		52.2	50.2	2.0	4%
Depreciation	8.2	8.8	(0.6)	(7)%		24.7	25.8	(1.1)	(4)%
Amortization	0.5	0.8	(0.3)	(38)%		1.6	2.3	(0.7)	(30)%
Restructuring charges	0.1	—	0.1	n/m		0.5	—	0.5	n/m

Total operating costs and expenses	69.1	66.1	3.0	5%		201.3	190.3	11.0	6%

Operating income	$11.7	$9.0	$2.7	30%		$36.3	$26.8	$9.5	35%

Operating margin	14.5%	12.0%		2.5	pts	15.3%	12.3%		3.0	pts

Operating metrics
Postpaid ARPU*	$48.82	$47.41	$1.41	3%		$47.91	$46.75	$1.16	2%
Prepaid ARPU*	$26.33	$22.96	$3.37	15%		$26.92	$23.45	$3.47	15%

Capital expenditures	$9.7	$11.0	$(1.3)	(12)%		$33.7	$23.8	$9.9	42%

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Revenue

Service revenue increased by $6.0 million in the third quarter of 2008 as compared to last year primarily due to the following:

•

Postpaid service revenue increased $5.1 million due to an increase in subscribers. Postpaid subscribers increased 6% from 391,000 subscribers at September 30, 2007 to 414,000 at September 30, 2008. Net postpaid subscribers of 4,000 were added during the third quarter of 2008 compared to net additions of 8,000 subscribers in the third quarter of 2007. The Company continues to add subscribers due to a combination of attractive rate plans, extensive retail distribution, and network performance. The average monthly churn increased to 2.3% for the third quarter of 2008 compared to 1.7% in the third quarter of 2007. The increase in churn is due to increased competition and Company-initiated disconnections of customers with credit problems.

•

Prepaid service revenue increased $0.9 million compared to the same period last year primarily due to the increase in ARPU of $3.37. The number of prepaid subscribers at September 30, 2008 was 153,000, down from 166,000 prepaid subscribers at September 30, 2007. The Company has focused its marketing on higher usage rate plans, which has driven higher ARPU but led to the decrease in the number of prepaid subscribers.

For the nine months ended September 30, 2008, service revenue increased $20.6 million compared to the same period in 2007 primarily due to a $16.0 million increase in postpaid revenue resulting from an increase in both subscribers and ARPU. The ARPU increase includes a 26% increase in data revenue. Prepaid service revenue increased $4.6 million primarily due to higher ARPU.

Equipment revenue was relatively flat for the three and nine months ended September 30, 2008 compared to last year.

Form 10-Q Part I	Cincinnati Bell Inc.

Costs and Expenses

Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses increased $1.8 million during the third quarter of 2008 and $10.3 million for the nine months ended September 30, 2008 versus the prior year periods. The increase for the three month and nine month periods was primarily attributable to a $1.7 million and $8.5 million increase in network costs, respectively, due to a higher number of subscribers and increased usage per subscriber. The remaining cost increase for the nine month period was primarily due to increased handset subsidies related to a higher number of postpaid activations and for retention of existing customers.

Selling, general and administrative expenses increased $2.0 million for both the three and nine months ended September 30, 2008 compared to the same periods in 2007. The increase in the third quarter was primarily due to a $1.0 million increase in bad debt expense and higher commissions as a result of a higher number of activations. Costs for the nine months ended September 30, 2008 increased $2.0 million due to a $1.3 million increase in bad debt expense and an increase in both commissions and consulting fees offset by lower advertising of $0.6 million.

TECHNOLOGY SOLUTIONS

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2008	2007	$ Change	% Change		2008	2007	$ Change	% Change
Revenue:
Telecom and IT equipment distribution	$43.1	$52.9	$(9.8)	(19)%		$142.9	$125.0	$17.9	14%
Data center and managed services	25.6	18.4	7.2	39%		72.2	48.2	24.0	50%
Professional services	4.6	2.8	1.8	64%		11.4	6.9	4.5	65%

Total revenue	73.3	74.1	(0.8)	(1)%		226.5	180.1	46.4	26%

Operating costs and expenses:
Cost of services and products	53.4	59.5	(6.1)	(10)%		171.7	143.2	28.5	20%
Selling, general and administrative	9.8	7.0	2.8	40%		29.7	20.1	9.6	48%
Depreciation	3.9	1.8	2.1	n/m		10.2	4.3	5.9	n/m
Amortization	0.4	0.1	0.3	n/m		1.2	0.3	0.9	n/m
Restructuring	—	—	—	n/m		0.4	—	0.4	n/m

Total operating costs and expenses	67.5	68.4	(0.9)	(1)%		213.2	167.9	45.3	27%

Operating income	$5.8	$5.7	$0.1	2%		$13.3	$12.2	$1.1	9%

Operating margin	7.9%	7.7%		0.2	pts	5.9%	6.8%		(0.9	) pts

Capital expenditures	$23.1	$30.2	$(7.1)	(24)%		$55.7	$59.2	$(3.5)	(6)%

The Technology Solutions segment consists of Cincinnati Bell Technology Solutions Inc. (“CBTS”) and GramTel Inc. (“GramTel”), which was purchased on December 31, 2007.

Revenue

Revenue from telecom and IT equipment distribution represents the sale, installation and maintenance of major, branded IT and telephony equipment. Revenue decreased by $9.8 million in the third quarter of 2008 and increased by $17.9 million for the nine months ended September 30, 2008 as compared to the same periods a year ago. The decrease in the third quarter of 2008 was primarily due to lower telephony and IT equipment sales. The increase for the nine months ending September 30, 2008 was due to increased telephony and IT equipment sales of $18.7 million partially offset by lower installation and maintenance services.

Data center and managed services revenue consists of recurring collocation payments from customers residing in the Company’s data centers, managed VoIP solutions, and IT services that include network management, electronic data storage, disaster recovery, and data security management. Revenue increased $7.2 million for the third quarter of 2008 and $24.0 million for the nine months ended September 30, 2008 as compared to the same periods a year ago primarily due to increased product penetration within managed services and increased billable data center space. Data center billed utilization was 88% on approximately 202,000 square feet of data center capacity at September 30, 2008, which includes 22,000 square feet of data center capacity obtained through the acquisition of GramTel, compared to billed utilization of 84% on approximately 135,000 square feet of data center capacity at September 30, 2007. The Company intends to continue to pursue additional customers and growth in its data center business, for which the Company is prepared to commit resources, including capital expenditures and working capital, to support this growth.

Form 10-Q Part I	Cincinnati Bell Inc.

Professional services revenue consists of long-term and short-term IT outsourcing and consulting engagements. Revenue for the three and nine months ended September 30, 2008 increased by $1.8 million and $4.5 million compared to the same periods in 2007. The Company has expanded its team of recruiting and hiring personnel in order to focus on selling these outsourcing and consulting engagements.

Costs and Expenses

Cost of services and products decreased by $6.1 million in the third quarter of 2008 and increased by $28.5 million for the nine months ended September 30, 2008 as compared to the same periods in 2007. The decrease in the third quarter primarily resulted from a $9.5 million decrease in cost of goods sold related to the sale of telephony and IT equipment. This decrease was partially offset by a $3.9 million increase for higher payroll related costs due to growth in the data center and managed services and professional services revenue, increased data center facilities costs and the acquisition of GramTel. The increase for the nine months ending September 30, 2008 was primarily due to a $15.6 million increase in cost of goods sold related to the increase in telephony and IT equipment sales, a $10.0 million increase for higher payroll related costs due to growth in the data center and managed services and professional services revenue, increased data center facilities costs and the acquisition of GramTel.

Selling, general and administrative expenses increased by $2.8 million and $9.6 million for the third quarter of 2008 and the nine months ended September 30, 2008, respectively. The increase in the third quarter primarily resulted from an increase in labor and employee related costs of $2.0 million to support the growing operations and the acquisition of GramTel. The increase for the nine months ending September 30, 2008 was primarily due to a $6.3 million increase in labor and employee related costs to support the growing operations, higher operating taxes and the acquisition of GramTel.

The increase in depreciation expense for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 was primarily due to capital expenditures associated with expanding data center capacity.

The increase in amortization expense resulted from the allocation of a portion of the purchase price to the customer relationship intangible asset associated with the GramTel acquisition in December 2007.

Financial Condition, Liquidity, and Capital Resources

As of September 30, 2008, the Company held $8.0 million in cash and cash equivalents. The Company’s primary sources of cash for the remainder of 2008 will be cash generated by operations and borrowings from the Corporate credit facility under which the Company had $142.9 million of availability at September 30, 2008. The Company believes the cash generated by its operations and borrowings from its Corporate credit facility are sufficient to fund its primary uses of cash.

In 2008, the Company expects to spend approximately 16% of 2008 revenue on capital expenditures (revenue for 2008 is expected to be approximately $1.4 billion). Other uses of cash for the remainder of 2008 will include repayments of debt and related interest, dividends on the 6 3/4% Cumulative Convertible Preferred Stock, and working capital. The Company may seek to retire or purchase our outstanding debt through cash purchases in open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Additionally, in February 2008, the Company’s Board of Directors approved the repurchase of up to $150 million of the Company’s outstanding common stock over the period 2008 through 2009, of which $67.5 million was purchased during the nine months ended September 30, 2008.

The Corporate credit facility financial covenants require that the Company maintain certain leverage ratios, interest coverage, and fixed charge ratios. The facility also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company were in default under its credit facilities, no additional borrowings under the credit facilities would be available until the default was waived or cured or if the default is not waived or cured, the outstanding indebtedness would become due and payable. The Company is in compliance and expects to remain in compliance with its Corporate credit facility covenants.

Form 10-Q Part I	Cincinnati Bell Inc.

The Company’s public debt, which includes the 7 1/4% Senior Notes due 2013 (“7 1/4% Notes due 2013”), 8 3/8% Senior Subordinated Notes due 2014 (“8 3/8% Notes”), and the 7% Notes due 2015 (“7% Notes”), contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. Restricted payments include common stock dividends, repurchase of common stock, and certain other public debt repayments. The Company currently has sufficient ability under its public debt indentures to make its intended restricted payments in 2008. The Company is in compliance and expects to remain in compliance with its public debt indentures.

Cash Flows

For the nine months ended September 30, 2008, cash provided by operating activities totaled $266.3 million, an increase of $57.0 million compared to the $209.3 million provided by operating activities during the same period in 2007. The increase was primarily due to a customer prepayment of $21.5 million for data center services and approximately $40 million due to lower payments for both interest and operating taxes.

Cash flow utilized for investing activities increased $21.6 million to $179.3 million during the nine months ended September 30, 2008 as compared to $157.7 million for the nine months of 2007. For the nine months ended September 30, 2008, the Company paid $21.6 million related to the acquisition of businesses, $18.1 million of which related to the purchase of eGIX. In 2007, the Company purchased a local telecommunication business and paid $4.6 million. Capital expenditures were $6.3 million higher for the nine months ended September 30, 2008 versus last year.

Cash flow used in financing activities for the nine months ended September 30, 2008 was $105.1 million compared to $103.7 million during the same period in 2007. For the nine months ended September 30, 2008, the Company used cash flows from operations to purchase and extinguish $50.6 million of 8 3/8 % Notes and 7 1/4% Notes due 2013 and to repurchase $67.5 million of the Company’s common stock as part of its two-year $150 million common stock repurchase plan. Borrowings under the Corporate credit facility increased $25.0 million during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the Company repaid $180 million of the Tranche B Term Loan, utilizing $75 million from borrowings under the accounts receivables securitization facility. Also in the third quarter of 2007, the Company repaid $26.4 million of the 7 1/4% Senior Notes due 2013 and borrowed $40 million on the Corporate credit facility. For the nine months ended September 30, 2008 and 2007, the Company paid preferred stock dividends of $7.8 million.

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

Anthem Demutualization Claim

In November 2007, a class action complaint was filed against the Company and Wellpoint Inc., formerly known as Anthem, Inc. The complaint alleges that the Company improperly received stock as a result of the demutualization of Anthem and that a class of insured persons should have received the stock instead. In February 2008, the Company filed a response in which it denied all liability and raised a number of defenses. In October 2008, the plaintiffs amended their complaint to include additional claims against Wellpoint Inc., but not the Company. In response, the Company filed a notice to dismiss the amended complaint. The court has not yet ruled on the Company’s motion. The Company believes that it has meritorious defenses and intends to vigorously defend this action. The Company does not currently believe this claim will have a material effect on its financial condition.

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

Pension Asset Performance

Due to the current credit and financial market crisis, the Company’s pension plan assets have incurred a loss of approximately 15% from December 31, 2007 through September 30, 2008. Subsequent to September 30, 2008 through the date of this filing, the valuations of equity and fixed income securities have continued to decline. Pending the measurement of the pension and postretirement plans, which generally occurs annually at the end of each year, and adjusting for the actual asset returns in the fourth quarter of 2008, the Company expects an increase to the December 31, 2008 unfunded status of its pension plans as compared to December 31, 2007, and an increase to its pension plan funding and pension expense for future years.

For further discussion on the Company’s accounting for pension and postretirement expenses and liabilities, see “Critical Accounting Policies and Estimates” included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2007 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company attempts to maintain an optimal balance of fixed rate and variable rate indebtedness in order to attain low overall borrowing costs over time while mitigating exposure to interest rate fluctuations. The Company uses derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. In 2004 and 2005, the Company entered into long-term interest rate swaps with notional amounts totaling $450 million to change the fixed rate nature of a portion of the 7% Notes and the 8  3/8% Notes to floating rate debt (“long-term interest rate swaps”). These long-term interest rate swaps qualify for fair value hedge accounting. As of September 30, 2008 and December 31, 2007, the fair value of these interest rate swap contracts was an asset of $4.8 million and $2.9 million, respectively, for which the Company’s underlying hedged debt is adjusted by the same corresponding value in accordance with SFAS No. 133.

In May 2008, the Company entered into six-month interest rate swap contracts with notional amounts totaling $450 million, which effectively fixed the floating interest rates for the second half of 2008 on the long-term interest rate swaps. The Company did not designate these swaps as hedging instruments under SFAS No. 133, which results in the change in the fair value of these instruments being recognized in earnings during each period. At September 30, 2008, the fair value of these interest rate swap contracts was an asset of $0.2 million with the corresponding value included in “Other expense (income), net” in the Condensed Consolidated Statements of Operations.

In July 2008, the Company entered into additional six-month interest rate swap contracts with notional amounts totaling $450 million, which effectively fixed the floating interest rates in the first half of 2009, on the long-term interest rate swaps. The Company elected not to designate these swaps as hedging instruments under SFAS No. 133, which results in the change in the fair value of these instruments being recognized in earnings during each period. At September 30, 2008, the fair value of these interest rate swap contracts was a liability of $0.1 million with the corresponding value included in “Other expense (income), net” in the Condensed Consolidated Statements of Operations.

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

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2008, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Form 10-Q Part II	Cincinnati Bell Inc.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated herein by reference to the “Contingencies” section under Item 2 of Part I of this Quarterly Report.

Item 1A.	Risk Factors

The Company provided its risk factors in its 2007 Annual Report on Form 10-K. The Company believes the following additional risk factor results from the current credit and financial market crisis:

The current credit and financial market conditions may exacerbate certain risks affecting the Company and its business.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. The Company believes the current credit and financial market conditions could adversely affect its operations in several ways:

•

While the Company does not have any significant debt maturities until its corporate revolving credit facility expires in February 2010, these adverse economic conditions could impair the Company’s ability to access credit markets if financing is required by the Company.

•

The current tightening of credit in financial markets adversely affects the ability of customers, both business and consumer, to obtain appropriate financing and could result in a cancellation of, a decrease in, or inability to pay for orders for the Company’s products and services.

•

The Company’s suppliers are also adversely affected, and the lack of appropriate financing to fund key supplier operations could lead to a shortage or cancellation of key supplier products and services, which could have an adverse effect on the Company’s operations.

•

The Company’s Corporate credit facility is funded by a consortium of banks and the Company’s interest rate swaps are entered into with counterparties that have been adversely affected by the current credit and financial market conditions. If one or more of these banks or counterparties were not able to fulfill its funding obligations, the Company’s financial condition could be adversely affected. The Company has mitigated its risks as its Corporate credit facility is funded by 16 different financial institutions, with no financial institution having more than 10% of the total facility. The Company’s counterparty exposure related to the interest rate swaps is limited to the unrealized gains on the interest rate swaps, which totaled $4.9 million at September 30, 2008, and realized gains not yet received.

•

The Company’s pension plan investment assets have decreased 15% in value from December 31, 2007 through September 30, 2008. Subsequent to September 30, 2008 through the date of this filing, the valuations of equity and fixed income securities have continued to decline. These losses and any future losses could negatively impact the level of pension funding required by the Company in future years, the amount of pension expense to be recorded in the future, and the level of shareowners’ deficit. Additionally, under current accounting rules, these losses are not reflected in the Company’s financial condition until measured at year-end.

The Company is unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2008, the Company had no unregistered sales of equity securities.

The following table provides information regarding the Company’s purchases of its common stock for the quarter ended September 30, 2008:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) *
7/1/2008-7/31/2008	2,277,585	$4.06	2,277,585	$93.7
8/1/2008-8/31/2008	1,248,743	$3.96	1,248,743	88.8
9/1/2008-9/30/2008	1,775,030	$3.56	1,775,030	82.5

*	In February 2008, the Company’s Board of Directors approved the repurchase of the Company’s outstanding common stock in an amount up to $150 million during 2008 and 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 6.	Exhibits

(a)	Exhibits.

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION
(10.1)	Third Amendment to the Credit Agreement, dated as of August 12, 2008, among Cincinnati Bell Inc. as Borrower, the Guarantors signatories thereto, the Lenders party thereto, Bank of America, N.A. as Administrative Agent and Lender, and PNC Bank, National Association, as Swingline Lender (Exhibit 99.1 to Current Report on Form 8-K, date of Report August 12, 2008, File No. 1-8519).

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

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

Cincinnati Bell Inc.

Date: October 31, 2008	/s/ Gary Wojtaszek

Gary Wojtaszek
Chief Financial Officer

Date: October 31, 2008	/s/ Kurt Freyberger

Kurt Freyberger
Vice President and Controller