Form 10-K
period 2008-12-31
CINCINNATI BELL INC
filed 2009-02-27
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common shares owned by non-affiliates of the registrant was $0.9 billion, computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2008, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

At February 1, 2009, there were 227,881,466 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Company’s 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

Part I

Item 1. Business

General

Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company”) is a full-service regional provider of data and voice communications services and equipment over wireline and wireless networks. The Company provides telecommunications service primarily on its owned local and wireless networks with a well-regarded brand name and reputation for service. In addition, the Company provides business customers with efficient, scalable office communications systems and complex information technology solutions, including data center and managed services, telecommunications equipment, and information technology hardware. The Company operates in three segments: Wireline, Wireless, and Technology Solutions.

The Company is an Ohio corporation, incorporated under the laws of Ohio in 1983. Its principal executive offices are at 221 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). As soon as practicable after they have been electronically filed, the Company makes available its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), proxy statement and other information, free of charge, on its website at the Investor Relations section.

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Exchange Act. These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements, and other information about issuers, like the Company, which file electronically with the SEC. The address of that site is http://www.sec.gov.

Wireline

The Wireline segment provides local voice, data, long-distance, voice over internet protocol (“VoIP”), and other services. Local voice services include local telephone service, switched access, information services such as directory assistance, and value-added services such as caller identification, voicemail, call waiting, call return and text messaging. Data services include Digital Subscriber Line (“DSL”), which provides high-speed data transmission via the internet, dial-up internet access, dedicated network access, and Gigabit Ethernet (“Gig-E”) and Asynchronous Transfer Mode (“ATM”) based data transport, which businesses principally utilize to transport large amounts of data typically over a private network. Long distance services include long distance voice, audio conferencing, VoIP services and new broadband services including private line and multi protocol labeling switching (“MPLS”) which is a technology that enables a business customer to privately interconnect voice and data services at its locations. Other services offered by the Wireline segment consist of security monitoring services, public payphones, television over coaxial cable and fiber optical cable in limited areas, DirecTV commissioning over its entire operating area, inside wire installation for business enterprises, billing, clearinghouse and other ancillary services primarily for inter-exchange (long distance) carriers.

Cincinnati Bell Telephone Company LLC and Cincinnati Bell Extended Territories LLC

The Company provides wireline voice and data services to its historical operating territory in southwestern Ohio, northern Kentucky and southeastern Indiana through the operations of Cincinnati Bell Telephone Company LLC (“CBT”), an Incumbent Local Exchange Carrier (“ILEC”). The Company’s core ILEC franchise covers approximately 2,400 square miles in a 25-mile radius around Cincinnati, Ohio. The Company has operated its core ILEC franchise for 135 years.

The Company has expanded its voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, through a product suite offered to business and residential customers. Cincinnati Bell Extended Territories LLC (“CBET”), a subsidiary of CBT, operates as a Competitive Local Exchange Carrier (“CLEC”) and provides voice and data services on either its own network or through purchasing unbundled network elements (“UNE-L” or “loops”) from various incumbent local carriers. The ILEC and CLEC territories are linked through a Synchronous Optical Fiber Network (“SONET”), which provides route diversity between the two territories via two separate paths.

The Wireline segment provides voice services over a 100% digital, circuit switch-based network to end users via access lines. In recent years, the Company’s voice access lines have decreased as its customer base has increasingly employed wireless technologies in lieu of wireline voice services (“wireless substitution”), or have migrated to competitors, including cable companies, which offer VoIP solutions. The Wireline segment had approximately 779,700 voice access lines in service on December 31, 2008, which is a 7% and 12% reduction in comparison to 834,300 and 887,000 access lines in service at December 31, 2007 and 2006, respectively.

Despite the decline in access lines, the Wireline segment has been able to nearly offset the effect of these losses on revenue by:

(1)	increasing DSL penetration to existing consumer and business customers;

(2)	increasing the sale of high capacity data circuits to business customers; and

(3)	increasing the sale of long distance and VoIP services including voice and data offerings.

The Company has deployed DSL capable electronics throughout its territory, allowing it to offer high-speed DSL internet access services to over 95% of its in-territory primary consumer access lines. The Company’s DSL subscribers were 233,200, 221,500, and 198,300 at December 31, 2008, 2007, and 2006, respectively. CBT’s in-territory primary consumer penetration of DSL service was 48% of addressable lines at the end of 2008, an increase of 6 percentage points compared to the end of 2007.

Also, CBT’s network includes the use of fiber-optic cable, with SONET rings linking Cincinnati’s downtown with other area business centers. These SONET rings offer increased reliability and redundancy to CBT’s major business customers. CBT has an extensive business-oriented data network, offering native speed Ethernet services over an interlaced ATM – Gig-E backbone network, delivered to end users via high-capacity circuits. CBT business revenues were $427.4 million, $435.1 million, and $416.3 million in 2008, 2007, and 2006, respectively.

In 2008, Wireline voice revenue totaled $389.1 million and data revenue totaled $273.5 million, of which $93.8 million was associated with DSL service. Approximately 95% of the voice and data revenue was generated within the Company’s ILEC operating territory.

CBT’s subsidiary Cincinnati Bell Telecommunications Services LLC operates the National Payphone Clearinghouse (“NPC”) in an agency function, facilitating payments from inter-exchange carriers to payphone service providers (“PSPs”) relating to the compensation due to PSPs for originating access code calls, subscriber 800 calls, and other toll free and qualifying calls pursuant to the rules of the Federal Communications Commission (“FCC”) and state regulatory agencies. As the NPC agent, the Company does not take title to any funds to be paid to the PSPs, nor does the Company accept liability for the payments owed to the PSPs.

Cincinnati Bell Any Distance Inc.

Cincinnati Bell Any Distance Inc. (“CBAD”) provides long distance, audio conferencing and VoIP services to businesses and residential customers in the Greater Cincinnati and Dayton, Ohio areas. In 2007, CBAD began to provide new broadband services, including private line and MPLS, beyond its traditional territory to business customers. Residential customers can choose from a variety of long distance plans, which include unlimited long distance for a flat fee, purchase of minutes at a per-minute-of-use rate, or a fixed number of minutes for a flat fee. In addition to long distance, business customers can choose from a variety of other services, which include audio conferencing, dedicated long distance, and VoIP. At December 31, 2008, CBAD had approximately 531,600 long distance subscribers, consisting of 352,700 residential and 178,900 business subscribers, compared to 548,300 and 552,300 long distance subscribers at December 31, 2007 and 2006, respectively. The decrease in subscribers from 2007 was related to a 6% decline in residential subscribers, consistent with the CBT access line loss, partially offset by a 3% increase in business subscribers. In 2008, CBAD produced $98.3 million in revenue for the Wireline segment compared to $79.3 million in 2007, and $71.8 million in 2006. Approximately $13.0 million of the revenue increase in 2008 resulted from the February 2008 acquisition of eGIX Inc. (“eGix”), a CLEC provider of voice and long distance services primarily to business customers in Indiana and Illinois, for

$18.1 million. See Note 5 to the Consolidated Financial Statements for further information regarding this acquisition.

Cincinnati Bell Complete Protection Inc.

Cincinnati Bell Complete Protection Inc. (“CBCP”) provides surveillance hardware and monitoring services to residential and business customers in the Greater Cincinnati area. At December 31, 2008, CBCP had approximately 11,800 monitoring subscribers in comparison to 9,900 and 8,600 monitoring subscribers at December 31, 2007 and 2006, respectively. CBCP produced $4.5 million, $4.0 million, and $3.6 million in revenue in 2008, 2007, and 2006, respectively, for the Wireline segment.

Public Payphone Business

The Company’s public payphone business (“Public”) provides public payphone services primarily within the geographic area of the Wireline segment. Public had approximately 1,900, 2,200, and 2,900 stations in service as of December 31, 2008, 2007, and 2006, respectively, and generated approximately $1.3 million, $1.9 million, and $2.9 million in revenue in 2008, 2007, and 2006, respectively, or less than 1% of consolidated revenue in each year. The revenue decrease results primarily from wireless substitution, as usage of payphones continues to decrease in favor of wireless products, and a targeted reduction in unprofitable lines.

Video

In March 2007, CBET purchased a local telecommunications business which offers voice, data and cable TV services in Lebanon, Ohio for a purchase price of $7.0 million. As a result of this acquisition, Wireline now offers cable TV to 3,900 customers in Lebanon, Ohio. Additionally, in 2008, the Company’s capital expenditures for its network included fiber optical cable in limited areas. The large bandwidth of fiber optical cable allows the Company to provide customers with voice, data, and entertainment services. The Company spent $14.7 million in 2008 for fiber network capital expenditures to provide all these services.

In addition to providing entertainment over coaxial cable and fiber optical cable in limited areas, the Company also is an authorized sales agent and offers DirecTV© satellite programming through its retail distribution outlets to Cincinnati Bell customers. The Company does not deliver satellite television services. Instead, DirecTV© pays the Company a commission for each subscriber and in some circumstances may offer a bundle price discount directly to the Cincinnati Bell customer subscribing to its satellite television service. At December 31, 2008, the Company had 22,000 customers that were subscribers to DirecTV©.

The Wireline segment produced $803.6 million, $821.7 million, and $810.4 million, or 57%, 61%, and 64%, of consolidated revenue in 2008, 2007, and 2006, respectively. The Wireline segment produced operating income of $261.7 million, $252.5 million, and $291.8 million in 2008, 2007, and 2006, respectively.

Wireless

Through Cincinnati Bell Wireless LLC (“CBW”), the Wireless segment provides advanced digital wireless voice and data communications services through the operation of a Global System for Mobile Communications/General Packet Radio Service (“GSM”) network with a 3G Universal Mobile Telecommunications System (“3G”) network overlay in the Company’s licensed service territory, which includes Greater Cincinnati and Dayton, Ohio, and areas of northern Kentucky and southeastern Indiana. Its digital wireless network is connected to approximately 440 towers currently utilizing 50 MHz of its licensed wireless spectrum in the Cincinnati Basic Trading Area and 40 MHz of its licensed spectrum in the Dayton Basic Trading Area.

To satisfy increasing demand for existing voice minutes of use by customers as well as to provide enhanced data services such as streaming video, the Company purchased an additional 20 MHz of advanced wireless spectrum for the Cincinnati and Dayton, Ohio regions in the Advanced Wireless Services spectrum auction conducted by the FCC in 2006 to construct a 3G wireless overlay of its GSM network. The 3G overlay is compatible with the Company’s existing GSM network, and future capital expenditures to increase the network’s capacity for minutes of use are lower with the 3G network overlay. The Company spent approximately $16 million in 2008 and $11 million in 2007 to complete its 3G network overlay. In the fourth quarter of 2008, the Company launched 3G for commercial services.

In early 2008, the Company purchased additional advanced wireless spectrum for the Cincinnati and Dayton, Ohio regions. In addition to the Cincinnati and Dayton regions spectrum purchased in 2006 and 2008, the Company also purchased advanced wireless spectrum in Indianapolis, Indiana in 2006. The Company does not have specific plans to utilize the Indianapolis spectrum license at this time. The Company’s 2006 purchases of the Cincinnati, Dayton and Indianapolis area spectrum totaled $37.1 million, and the 2008 spectrum purchase totaled $2.8 million.

As of December 31, 2008, the Wireless segment served approximately 550,600 subscribers of which 403,700 were postpaid subscribers who are billed monthly in arrears, and 146,900 were prepaid i-wirelessSM subscribers who purchase service in advance. In support of its service business, the segment sells wireless handset devices at or below cost, as well as related accessories. Additionally, the segment sells services to other wireless carriers for their customers to access voice and data services on the Company’s Wireline and Wireless networks through roaming agreements as well as through the lease of space on Company-owned towers.

The Wireless segment competes against all of the U.S. national wireless carriers by offering superior network quality, unique rate plans, which may be bundled with the Company’s wireline services, and extensive and conveniently located retail outlets. The segment offers unique rate plans and products, such as the “Unlimited Everyday Calling Plan” to any Cincinnati Bell local voice, wireless or business customers and Fusion WiFi, which utilizes Unlicensed Mobile Access (“UMA”) technology on a dual-mode wireless handset to provide converged wireline and wireless network services. The UMA technology allows the handset to send and receive voice and data transmissions over the internet via the Company’s broadband access network while within the range of a wireless fidelity access point. This allows for enhanced in-building wireless voice reception and faster rates of data transmission compared to alternative wireless data services. In addition, the Company also offers several family plans, including the “Unlimited Family Plan” as well as a “Smart Device Family Plan.” These plans allow the first subscriber to get a wireless voice rate plan and, if selected, a data plan, at regular price and then each additional family member can be added at a lower price.

Postpaid subscriber service revenue generated approximately 74% of 2008 segment revenue. A variety of rate plans are available to postpaid subscribers, and these plans can include a fixed number of national minutes, an unlimited number of Cincinnati Bell mobile-to-mobile (calls to and from other Wireless subscribers), an unlimited number of calls to and from a CBT access line, and/or local minutes for a flat monthly rate. For plans with a fixed number of minutes, postpaid subscribers can purchase additional minutes at a per-minute-of-use rate. A variety of data plans are also available including mobile messaging, mobile internet, and smart device data plans as a bolt-on to voice rate plans. Prepaid i-wirelessSM subscribers, which accounted for 16% of 2008 segment revenue, can purchase airtime cards for use with pay per minute, pay by day, pay by week, or pay by month rate plans. Revenue from other wireless service providers for the purchase of roaming minutes for the carrier’s own subscribers using minutes on CBW’s network, collocation revenue (rent received for the placement of other carriers’ radios on CBW towers), and reciprocal compensation for other carriers’ subscribers who terminate calls on CBW’s network, accounted for approximately 2% of total 2008 segment revenue.

Sales of handsets and accessories generated the remaining 8% of 2008 segment revenue. CBW sells handsets and accessories, often below its purchase cost, to promote acquisition and retention of subscribers. Sales take place at the Company’s owned retail stores, on the Company’s website, and in independent distributors’ retail stores pursuant to agency agreements. CBW purchases handsets and accessories from a variety of manufacturers and maintains an inventory to support sales.

The Wireless segment contributed $316.1 million, $294.5 million, and $262.0 million, or 23%, 22%, and 21%, of consolidated revenue in 2008, 2007, and 2006, respectively. The Wireless segment produced operating income of $46.8 million in 2008, $34.3 million in 2007, and $20.2 million in 2006.

Technology Solutions

The Technology Solutions segment provides outsourced telecommunications and IT solutions in multiple states through the Company’s subsidiaries, Cincinnati Bell Technology Solutions Inc. (“CBTS”) and GramTel Inc. (“GramTel”). GramTel was purchased in December 2007 for $20.3 million and provides data center services to small and medium-size companies in Chicago, northwestern Indiana, and southwestern Michigan. Refer to Note 5 to the Consolidated Financial Statements for further information about the GramTel acquisition.

Technology Solutions sells products, software, and labor services to customers in three separate product lines: telecom and IT equipment distribution, data center and managed services, and professional services. By offering a full range of equipment and outsourced managed services in conjunction with the Company’s wireline network services, Technology Solutions provides end-to-end IT telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.

The telecom and IT equipment distribution product line is the value-added reseller operation of Technology Solutions. The Company maintains relationships with over ten branded technology vendors, which allows it to sell, install, and maintain a wide array of telecommunications and computer equipment and operating systems to meet the needs of small to large businesses. This unit also manages the implementation and maintenance of traditional voice systems as well as converged VoIP systems.

The data center and managed services product line includes the operations of ten data centers totaling 209,000 square feet of billable data center capacity, a network operations center that provides off-site infrastructure monitoring, and a wide array of IT infrastructure management products, which includes network management, electronic data storage, disaster recovery, and data security management. Data center services include 24-hour monitoring of the customer’s computer equipment in the data center, redundant power, and environmental controls. CBTS’ data centers are connected with one another and to its customers’ data networks through the fully redundant facilities of CBT’s telecommunications network and/or CBTS’ dedicated dense wave division multiplexing optical network. This connectivity and the geographical dispersion of the data centers provide enhanced data reliability and disaster recovery.

The Technology Solutions model combines data center collocation services with value-added IT managed services into a fully managed and outsourced infrastructure service. Data center customer contracts typically range from three to fifteen years in length and produce attractive returns on invested capital. The Company intends to continue to pursue additional customers and growth specific to its data center business and is prepared to commit additional resources, including capital expenditures and working capital, to support this growth.

The professional services product line provides IT outsourcing through staff augmentation and professional IT consulting by highly technical, certified employees. These engagements can be short-term IT implementation and project-based work as well as longer term staffing and permanent placement assignments. Technology Solutions utilizes a team of experienced recruiting and hiring personnel to provide its customers a wide range of skilled IT professionals at competitive hourly rates.

The Technology Solutions segment produced total revenue of $315.2 million, $258.3 million, and $216.6 million and constituted approximately 22%, 19%, and 17% of consolidated revenue in 2008, 2007, and 2006, respectively. The Technology Solutions segment produced operating income of $18.1 million in both 2008 and 2007 and $15.8 million in 2006.

Customers

As the Company’s growth products, such as data center services, wireless services and wireline data services, continue to increase in revenue, and the Company’s legacy products, such as voice service in its ILEC territory, continue to decrease in revenue, the Company’s revenue portfolio is becoming more diversified than in the past, as the comparison between 2008 revenue and 2005 revenue demonstrates below.

Percentage of revenue (before intercompany eliminations)	2008	2005	Change
Wireline local voice	27%	41%	(14	)pts
Technology Solutions	22%	14%	8
Wireless	22%	20%	2
Wireline data	19%	18%	1
Other Wireline, including long distance	10%	7%	3

Total	100%	100%

Additionally, the Company’s mix of business and consumer customers is changing, as many of the Company’s growth products, such as data center services and data transport services, are geared primarily toward business customers. In 2008, the Company’s revenues were comprised of 59% to business customers and 41% to consumers. By comparison, the Company’s 2005 revenues were comprised of 53% to business customers and 47% to consumers.

Employees

At February 1, 2009, the Company had approximately 3,300 employees. CBT has approximately 1,200 employees covered under a collective bargaining agreement with the Communications Workers of America (“CWA”), which is affiliated with the AFL-CIO.

Business Segment Information

The amount of revenue, intersegment revenue, operating income, expenditures for long-lived assets, and depreciation and amortization attributable to each of the Company’s business segments for the years ended December 31, 2008, 2007, and 2006, and assets as of December 31, 2008 and 2007, is set forth in Note 14 to the Consolidated Financial Statements.

Item 1A. Risk Factors

The Company’s substantial debt could limit its ability to fund operations, expose it to interest rate volatility, limit its ability to raise additional capital and have a material adverse effect on its ability to fulfill its obligations and on its business and prospects generally.

The Company has a substantial amount of debt and has significant debt service obligations. As of December 31, 2008, the Company and its subsidiaries had outstanding indebtedness of $2.0 billion on which it incurred $139.7 million of interest expense in 2008, and had total shareowners’ deficit of $709.3 million. In addition, at December 31, 2008, the Company had the ability to borrow additional amounts under its revolving credit facility totaling approximately $151.4 million, subject to compliance with certain conditions. The Company may incur additional debt from time to time, subject to the restrictions contained in its credit facilities and other debt instruments.

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

•	the Company’s interest expense could increase if interest rates, in general, increase because approximately 30% of the Company’s indebtedness is based on variable interest rates;

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

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, and rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. The Company believes the current credit and financial market conditions could adversely affect its operations in several ways:

•

The Company’s Corporate revolving credit facility expires in February 2010. Although the Company believes it will be able to refinance its revolving credit facility, further severe disruption in the financial markets as noted above could cause the Company not to be able to refinance its revolving credit facility on acceptable terms;

•	The Company has significant bonds maturing in 2013. These adverse economic conditions could impair the Company’s ability to access credit markets to refinance these bonds;

•

The current tightening of credit in financial markets adversely affects the ability of customers, both business and consumer, to obtain appropriate financing and could result in a cancellation of, a decrease in, or inability to pay for orders for the Company’s products and services;

•

The Company’s suppliers are also adversely affected, and the lack of appropriate financing to fund key supplier operations could lead to a shortage or cancellation of key supplier products and services, which could have an adverse effect on the Company’s operations;

•

The Company’s Corporate credit facility is funded by a consortium of banks, and the Company’s interest rate swaps are entered into with counterparties that have been adversely affected by the current credit and financial market conditions. If one or more of these banks or counterparties were not able to fulfill its funding obligations, the Company’s financial condition could be adversely affected. The Corporate credit facility is funded by 15 different financial institutions, with no financial institution having more than 10% of the total facility. The Company’s counterparty exposure related to the interest rate swaps is limited to the unrealized gains on the interest rate swaps, which totaled $18.8 million at December 31, 2008, and realized gains not yet received; and

•

The Company’s pension plan investment assets have suffered investment losses of 23% for the year ended December 31, 2008. These losses and any future losses could negatively impact the level of pension funding required by the Company in future years, the amount of pension expense to be recorded in the future, and the level of shareowners’ deficit.

The Company is unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Uncertainty in the U.S. and world securities markets and adverse medical cost trends could cause the Company’s pension and postretirement costs to increase.

Investment returns of the Company’s pension funds depend largely on trends in the U.S. and world securities markets and the U.S. and world economies in general. As noted above, pension investment losses in 2008 equaled 23%. The Company expects that the decreased plan assets, caused primarily by 2008 investment losses, will, in and of itself, cause an $11 million increase to 2009 pension expense compared to 2008. See “Future Operating Trends” for further discussion of 2009 pension expense. Continued uncertainty in the securities markets and economy could result in further investment returns that are less than those previously assumed and could cause a further decline in the value of plan assets, which the Company would be required to recognize over the next several years under generally accepted accounting principles. Additionally, the Company’s postretirement costs are adversely affected by increases in medical and prescription drug costs. Should the securities markets decline further and medical and prescription drug costs increase significantly, the Company would expect to face even higher annual net pension and postretirement costs. Refer to Note 9 to the Consolidated Financial Statements for further information.

Adverse changes in the value of assets or obligations associated with the Company’s employee benefit plans could negatively impact shareowner’s deficit and liquidity.

The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain senior executives. The Company’s consolidated balance sheets indirectly reflect the value of all plan assets and benefit obligations under these plans. The accounting for employee benefit plans is complex, as is the process of calculating the benefit obligations under the plans. The adverse market conditions of 2008 have resulted in an increase to the Company’s unfunded pension liability of $123 million and an increase to shareholder’s deficit of $78 million, tax effected, at December 31, 2008 as compared to December 31, 2007. Further adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a further significant increase in the Company’s benefit obligations or a significant decrease of the asset values, without necessarily impacting the Company’s net income. In addition, the Company’s benefit obligations could increase significantly if it needs to unfavorably revise the assumptions used to calculate the obligations. These further adverse changes could have a further significant negative impact on the Company’s shareowners’ deficit. In addition, with respect to the Company’s pension plans, the Company expects to make $288 million of estimated cash contributions to its qualified pension plans for the years 2009 to 2018. Further, adverse changes to plan assets could require the Company to contribute additional material amounts of cash to the plan or could accelerate the timing of required payments.

The servicing of the Company’s indebtedness requires a significant amount of cash, and its ability to generate cash depends on many factors beyond its control.

The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond its control. The Company cannot provide assurance that its business will generate sufficient cash flow from operations, that additional sources of debt financing will be available or that future borrowings will be available under its credit facilities, in each case, in amounts sufficient to enable the Company to service its indebtedness or to fund other liquidity needs. If the Company cannot service its indebtedness, it will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, or selling assets, restructuring or refinancing indebtedness, or seeking additional equity capital, which may adversely affect its shareholders, debtholders, and customers. The Company may not be able to negotiate remedies on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments may restrict the Company from adopting any of these alternatives.

The Company depends on the receipt of dividends or other intercompany transfers from its subsidiaries.

Certain of the Company’s material subsidiaries are subject to regulatory authority that may potentially limit the ability of a subsidiary to distribute funds or assets. If the Company’s subsidiaries were to be prohibited from paying dividends or making distributions to Cincinnati Bell Inc. (“CBI”), the parent company, CBI may not be able to make the scheduled interest and principal repayments on its $1.6 billion of debt. This would have a material adverse effect on the Company’s liquidity and the trading price of Cincinnati Bell’s common stock, preferred stock, and debt instruments.

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

The Company depends on its credit facilities to provide for temporary financing requirements in excess of amounts generated by operations. As of December 31, 2008, the Company had $73.0 million of outstanding borrowings under its revolving credit facility and outstanding letters of credit totaling $25.6 million, leaving $151.4 million in additional borrowing availability under its $250 million revolving credit facility. The Company’s revolving credit facility expires in February of 2010 and will need to be renewed at that time.

Although the Company believes it will be able to refinance its revolving credit facility, further severe disruption in the financial markets as noted above could cause the Company not to be able to refinance its revolving credit facility on acceptable terms. Additionally, the ability to borrow from the credit facilities is predicated on the Company’s compliance with covenants. Failure to satisfy these covenants would constrain or prohibit its ability to borrow under the credit facilities.

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

In 2008, the Company repurchased and retired $76.8 million of its common stock and $108.1 million face amount of its corporate bonds at an average discount of 14%. Payments to repurchase common stock under the Company’s repurchase program and prepay debt are considered restricted payments under certain of the Company’s debt agreements, and such payments are limited under these debt agreements. The Company believes it has sufficient ability under these debt agreements to make these restricted payments to buy back intended amounts of outstanding common stock and debt in 2009. However, a downturn in the Company’s profitability could cause the Company not to have sufficient ability under its debt agreements to make its intended common stock buybacks and prepayments of debt in 2009, and/or could cause the Company not to be able to make additional common stock buybacks and prepayments of debt in the future.

The Company’s future cash flows could be adversely affected if it is unable to realize fully its deferred tax assets.

As of December 31, 2008, the Company had net deferred income taxes of $563.0 million, which includes U.S. federal net operating loss carryforwards of approximately $439.1 million, alternative minimum tax credit carryforwards of $12.2 million, state and local net operating loss carryforwards of approximately $66.0 million, deferred tax temporary differences and other tax attributes of $118.6 million, offset by valuation allowances of $72.9 million. The valuation allowances have been provided against deferred tax assets related to certain state and local net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period. For more information concerning the Company’s net operating loss carryforwards, deferred tax assets, and valuation allowance, see Note 12 to the Consolidated Financial Statements. The use of the Company’s deferred tax assets enables it to satisfy current and future tax liabilities without the use of the Company’s cash resources. If the Company is unable for any reason to generate sufficient taxable income to fully realize its deferred tax assets, or if the use of its net operating loss carryforwards are limited by Internal Revenue Code Section 382 or similar state statute, its net income, shareowners’ equity, and future cash flows could be adversely affected.

The Company operates in highly competitive industries, and its customers may not continue to purchase services, which could result in reduced revenue and loss of market share.

The telecommunications industry is very competitive. Competitors may reduce pricing, create new bundled offerings, or develop new technologies, products, or services. If the Company cannot continue to offer reliable, competitively priced, value-added services, or if the Company does not keep pace with technological advances, competitive forces could adversely affect it through a loss of market share or a decrease in revenue and profit margins. The Company has lost, and will likely continue to lose, access lines as a part of its customer base utilizes the services of competitive wireline or wireless providers in lieu of the Company’s local wireline service.

The Wireline segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, and cable, broadband, and internet service providers. The Company believes CBT could face greater competition as new facilities-based service providers with existing service relationships with CBT’s customers compete more aggressively and focus greater resources on the Greater Cincinnati operating area. Insight Cable, which provides cable service in the northern Kentucky portion of the Company’s ILEC territory, began to offer VoIP and long distance services in 2007. Time Warner Cable, AT&T, Verizon, and others offer VoIP and long distance services in Cincinnati and Dayton. Wireless providers offer plans with no additional fees for long distance. Partially as a result of this increased competition, the Company’s access lines decreased by 7% and long distance subscribers decreased by 3% in 2008. If the Company is unable to effectively implement strategies to retain access lines and long distance subscribers, or replace such access line loss with other sources of revenue, the Company’s Wireline business will be adversely affected.

Wireless competes against national, well-funded wireless service providers in the Cincinnati and Dayton, Ohio metropolitan market areas, including AT&T, Sprint Nextel, T-Mobile, Verizon and Leap. In addition, in 2008, several major cable companies including Time Warner Cable made a significant investment in Clearwire, a company created by combining certain wireless assets of Sprint Nextel and Clearwire. Clearwire is in the process of constructing a nationwide wireless 4G network. The Company anticipates that continued competition could compress its margins for wireless products and services as carriers continue to offer more minutes for equivalent or lower service fees while CBW cannot offer more minutes without incremental capital expenditures and operating costs. Also, new wireless products are not always available to the Company as other competitors may have exclusive agreements for these new products, such as the iPhone™. CBW’s ability to compete will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

Furthermore, there has been a trend in the wireless communications industry towards consolidation through joint ventures, reorganizations, and acquisitions. The Company expects this consolidation trend to lead to larger competitors with greater resources and more service offerings than CBW. In addition, wireless subscribers are permitted to retain their wireless phone numbers when changing to another wireless carrier within the same geographic area. The Company generally does not enter into long-term contracts with its wireless subscribers, and therefore, this portability could have a significant adverse affect on the Company. The Company also believes that these wireless competitors, and in particular, companies that offer unlimited wireless service plans for a flat monthly fee, are a cause of CBT’s access line loss.

The Technology Solutions segment competes against numerous other information technology consulting, web-hosting, data center and computer system integration companies, many of which are larger, national in scope, and better financed. This market is rapidly evolving, highly competitive and likely to be characterized by over-capacity and industry consolidation. Other competitors may consolidate with one another or acquire software application vendors or technology providers, enabling them to more effectively compete with Technology Solutions. The Company believes that many of the participants in this market must grow rapidly and achieve a significant presence to compete effectively. This consolidation could affect prices and other competitive factors in ways that could impede the Technology Solutions segment’s ability to compete successfully in the market.

The effect of the foregoing competition on any of the Company’s segments could have a material adverse impact on its businesses, financial condition, results of operations, and cash flows.

Maintaining the Company’s networks and data centers requires significant capital expenditures, and its inability or failure to maintain its networks and data centers would have a material impact on its market share and ability to generate revenue.

During the year ended December 31, 2008, capital expenditures totaled $230.9 million, which included $103.6 million of capital expenditures related to new data center facilities, the 3G wireless network overlay, and fiber network construction. The Company expects to spend similar amounts of total capital in 2009.

The Company currently operates ten data centers, including those acquired through the purchase of GramTel in December 2007, and any further data center expansion will involve significant capital expenditures for data center construction. In order to provide guaranteed levels of service to our data center customers, the network infrastructure must be protected against damage from human error, natural disasters, unexpected equipment failure, power loss or telecommunications failures, terrorism, sabotage, or other intentional acts of vandalism. The Company’s disaster recovery plan may not address all of the problems that may be encountered in the event of a disaster or other unanticipated problem, which may result in disruption of service to data center customers.

The Company may also incur significant additional capital expenditures as a result of unanticipated developments, regulatory changes, and other events that impact the business. If the Company is unable or fails to adequately maintain or expand its networks to meet customer needs, there could be a material adverse impact on the Company’s market share and its ability to generate revenue.

Maintenance of CBW’s wireless network, growth in the wireless business, or the addition of new wireless products and services may require CBW to obtain additional spectrum and transmitting sites which may not be available or be available only on less than favorable terms.

CBW uses spectrum licensed to the Company for its GSM network. In 2006 and in early 2008, the Company acquired additional spectrum licenses, primarily for its current operating territory and Indianapolis. Introduction of new wireless products and services, as well as maintenance of the existing wireless business, may require CBW to obtain additional spectrum either to supplement or to replace the existing spectrum. Furthermore, the Company’s network depends on the deployment of radio frequency equipment on towers and on buildings. The Company both owns and leases space on these towers and buildings and typically leases underlying land. There can be no assurance that spectrum or the appropriate transmitting locations will be available to CBW or will be available on commercially favorable terms. Failure to obtain or retain any needed spectrum or transmitting locations could have a materially adverse impact on the wireless business as a whole, the quality of the wireless networks, and the ability to offer new competitive products and services.

The Company depends on a number of third-party providers, and the loss of, or problems with, one or more of these providers may impede our growth or cause us to lose customers.

The Company depends on third-party providers to supply products and services. For example, many of the Company’s information technology functions and call center functions are performed by third party providers, network equipment is purchased from and maintained by vendors, and data center space is leased from landlords. Any failure on the part of third party suppliers to provide the contracted services, additional required services, additional products, or additional leased space could impede the growth of the Company’s business and cause financial results to suffer.

The Company could be subject to increased operating costs, as well as claims, litigation or other potential liability, in connection with risks associated with internet security and system security.

A significant barrier to the growth of e-commerce and communications over the internet has been the need for secure transmission of confidential information. Several of the Company’s infrastructure systems and application services use encryption and authentication technology licensed from third parties to provide the protections necessary for secure transmission of confidential information, including credit card information from customers. We also rely on personnel in our network operations centers, data centers, and retail stores to follow Company policies when handling sensitive information. Any unauthorized access, computer viruses, accidental or intentional actions and other disruptions could result in increased operating costs.

Data center business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or general lack of availability of electrical resources.

Data centers are susceptible to regional costs of power, planned or unplanned power outages and shortages, and limitations on the availability of adequate power resources. Power outages, such as those that occurred in California in 2001, the Northeast in 2003, and from the tornados on the east coast of the U.S. in 2004, could harm the Company’s customers and business. The Company attempts to limit exposure to system downtime by using backup generators and power supplies. As a result of these data center redundancies, the Company’s data center customers incurred only minimal downtime during the aftermath of the Hurricane Ike windstorm that caused severe disruption to power sources in the Cincinnati area for approximately two weeks in September 2008. However, the Company may not be able to limit the exposure entirely in future occurrences even with those protections in place. In addition, global fluctuations in the price of power can increase the cost of energy, and although contractual price increase clauses may exist and, in some cases, the data center customer pays directly for the cost of power, the Company may not be able to pass all of these increased costs on to customers, or the increase in power costs may impact additional sales of data center space.

The long sales cycle for data center services may materially affect the data center business and results of its operations.

A customer’s decision to lease cabinet space in one of the Company’s data centers and to purchase additional services typically involves a significant commitment of resources, significant contract negotiations regarding the service level commitments, and significant due diligence on the part of the customer regarding the adequacy of the Company’s facilities, including the adequacy of carrier connections. As a result, the sale of data center space has a long sales cycle. Furthermore, the Company may expend significant time and resources in pursuing a particular sale or customer that may not result in revenue. Delays in the length of the data center sales cycle may have a material adverse effect on the Technology Solutions segment and results of its operations.

The Company’s failure to meet performance standards under its agreements could result in customers terminating their relationships with the Company or customers being entitled to receive financial compensation, which could lead to reduced revenues and/or increased costs.

The Company’s agreements with its customers contain various requirements regarding performance and levels of service. If the Company fails to provide the levels of service or performance required by its agreements, customers may be able to receive service credits for their accounts and other financial compensation, and also may be able to terminate their relationship with the Company. In addition, any inability to meet service level commitments or other performance standards could reduce the confidence of customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and operating results.

The regulation of the Company’s businesses by federal and state authorities may, among other things, place the Company at a competitive disadvantage, restrict its ability to price its products and services, and threaten its operating licenses.

Several of the Company’s subsidiaries are subject to regulatory oversight of varying degrees at both the state and federal levels, which may differ from the regulatory scrutiny faced by the Company’s competitors. A significant portion of CBT revenue is derived from pricing plans that require regulatory overview and approval. Different interpretations by regulatory bodies may result in adjustments to revenue in future periods. In recent years, these regulated pricing plans have required CBT to decrease or fix the rates it charges for some services while its competition has typically been able to set rates for its services with limited restriction. In the future, regulatory initiatives that would put CBT at a competitive disadvantage or mandate lower rates for its services could result in lower profitability and cash flow for the Company. In addition, different regulatory interpretations of existing regulations or guidelines may affect the Company’s revenues and expenses in future periods.

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

From time to time, different regulatory agencies conduct audits to ensure that the Company is in compliance with the respective regulations. If found not to be in compliance, the Company could be subject to fines and penalties which could be material to the Company’s financial statements.

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

In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies designed to increase the number of wireless licenses available in each of the Company’s markets. For example, the FCC auctioned an additional 90 MHz of spectrum in the 1700 MHz to 2100 MHz band in the Advanced Wireless Services spectrum auction in 2006 and, in early 2008, auctioned 62 MHz of 700 MHz wireless spectrum. If the market value of wireless licenses were to decline significantly, the value of the Company’s wireless licenses could be subject to non-cash impairment charges.

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

The Company’s success depends, in part, on being able to anticipate the needs of current and future business, carrier, and consumer customers. The Company seeks to meet these needs through new product introductions, service quality, and technological superiority. New products are not always available to the Company, as other competitors may have exclusive agreements for those new products, such as the iPhone™. New products and services are important to the Company’s success as its industry is technologically driven, such that new technologies can offer alternatives to the Company’s existing services. The development of new technologies and products could accelerate the Company’s loss of access lines and increase wireless customer churn, which could have a material adverse effect on the Company’s revenue, results of operations, and cash flows.

Terrorist attacks and other acts of violence or war may affect the financial markets and the Company’s business, financial condition, results of operations, and cash flows.

Terrorist attacks may negatively affect the Company’s operations and financial condition. There can be no assurance that there will not be further terrorist attacks against the U.S. and U.S. businesses, or armed conflict involving the U.S. Further terrorist attacks or other acts of violence or war may directly impact the Company’s physical facilities or those of its customers and vendors. These events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and world financial markets and economy. They could result in an economic recession in the U.S. or abroad. Any of these occurrences could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

The Company could incur significant costs resulting from complying with, or potential violations of, environmental, health, and human safety laws.

The Company’s operations are subject to laws and regulations relating to the protection of the environment, health, and human safety, including those governing the management and disposal of, and exposure to, hazardous materials and the cleanup of contamination, and the emission of radio frequency. While the Company believes its operations are in substantial compliance with environmental, health, and human safety laws and regulations, as an owner or operator of property, and in connection with the current and historical use of hazardous materials and other operations at our sites, the Company could incur significant costs resulting from complying with or violations of such laws, the imposition of cleanup obligations, and third-party suits. For instance, a number of the Company’s sites formerly contained underground storage tanks for the storage of used oil and fuel for back-up generators and vehicles. In addition, a few sites currently contain underground fuel tanks for back-up generator use, and many of the Company’s sites have aboveground fuel tanks for similar purposes.

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

The Company may also be required to spend significant resources to monitor and police its intellectual property rights. The Company may not be able to detect third-party infringements and its competitive position may be harmed before the Company does so. In addition, competitors may design around the Company’s technology or develop competing technologies. Furthermore, some intellectual property rights are licensed to other companies, allowing them to compete with the Company using that intellectual property.

The loss of any of the senior management team or attrition among key sales associates could adversely affect the Company’s business, financial condition or results of operations.

The Company’s success will continue to depend to a significant extent on our senior management team and key sales associates. Senior management has specific knowledge relating to the Company and the industry that would be difficult to replace. The loss of key sales associates would hinder the Company’s ability to continue to benefit from long-standing relationships with customers. The Company cannot provide any assurance that we will be able to retain our current senior management team or key sales associates. The loss of any of these individuals could adversely affect the Company’s business, financial condition or results of operations.

If the Company fails to extend or renegotiate its collective bargaining agreements with its labor union when they expire, or if its unionized employees were to engage in a strike or other work stoppage, the Company’s business and operating results could be materially harmed.

The Company is a party to collective bargaining agreements with its labor union, which represents a significant number of its employees. Although the Company believes that its relations with its employees are satisfactory, no assurance can be given that the Company will be able to successfully extend or renegotiate its collective bargaining agreements when they expire. If the Company fails to extend or renegotiate its collective bargaining agreements, if disputes with its union arise, or if its unionized workers engage in a strike or a work stoppage, the Company could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have a material adverse effect on the business. The Company’s collective bargaining agreement was renewed in February 2008 for three years and will expire in 2011.

The Company could be required to take additional measures for its shares to remain listed on the New York Stock Exchange (“NYSE”).

The Company’s common stock and preferred stock are currently listed on the NYSE. The NYSE has several quantitative and qualitative requirements with which listed companies must comply to maintain this listing, including an average $1.00 minimum closing price for common shares over a consecutive thirty day trading period. To remain in compliance with NYSE listing standards, the Company may be required to take additional measures, including those necessary to keep the closing stock price for its common shares above the specified minimum. If such measures are insufficient for the Company to remain in compliance with NYSE listing standards in the future, the Company’s common stock and preferred stock could be subject to notice, suspension and delisting procedures initiated by the NYSE. Suspension and delisting could reduce the liquidity and market price for those shares and negatively impact the Company’s ability to raise equity capital in the future by reducing the number of investors willing to hold or acquire the Company’s stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Cincinnati Bell Inc. and its subsidiaries own or maintain facilities in Ohio, Kentucky, Indiana, Michigan, and Illinois. Principal office locations are in Cincinnati, Ohio.

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

With regard to its local telephone operations, the Company owns substantially all of the central office switching stations and the land upon which they are situated. Some business and administrative offices are located in rented facilities, some of which are recorded as capital leases. With regard to its wireless operations, CBW both owns and leases the locations that house its switching and messaging equipment. CBW owns approximately half of the tower structures and leases almost all of the land upon which its towers reside. CBW leases space primarily from other wireless carriers or tower companies for the remaining tower sites and its ground leases are typically renewable at CBW’s option with predetermined rate escalations. In addition, CBW leases 24 Company-run retail locations. Technology Solutions operates ten data centers – four owned and six leased – in Ohio, Kentucky, Indiana, Michigan, and Illinois. The data centers provide 24-hour monitoring of the customer’s computer equipment in the data center, power, environmental controls, and high-speed, high bandwidth point-to-point optical network connections. CBTS also has a leased office located in Kentucky.

The Company’s gross investment in property, plant, and equipment was $3,007.4 million and $2,808.5 million at December 31, 2008 and 2007, respectively, and was divided among the operating segments as follows:

	December 31,
	2008	2007
Wireline	78.8%	82.1%
Wireless	12.3%	12.1%
Technology Solutions	8.8%	5.7%
Corporate	0.1%	0.1%

Total	100.0%	100.0%

For additional information about the Company’s properties, see Note 4 to the Consolidated Financial Statements.

Item 3. Legal Proceedings

The information required by this Item is included in Note 11 to the Consolidated Financial Statements contained in Item 8 of this Report.

Item 4. Submission of Matters to a Vote of the Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common shares (symbol: CBB) are listed on the New York Stock Exchange. The high and low daily closing prices during each quarter for the last two fiscal years are listed below:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008	High	$4.52	$4.71	$4.38	$3.04
	Low	$3.75	$3.89	$2.98	$1.39
2007	High	$5.04	$6.14	$5.95	$5.58
	Low	$4.26	$4.70	$4.41	$4.34

(b) Holders

As of February 1, 2009, there were 26,992 holders of record of the 227,881,466 outstanding common shares of the Company.

(c) Dividends

The Company does not currently intend to pay dividends on its common shares. Certain covenants in its various debt agreements limit its ability to pay dividends to its common shareowners. For additional information about the restrictions on the Company’s ability to pay dividends, see Note 7 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(d) Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 regarding securities of the Company to be issued and remaining available for issuance under the equity compensation plans of the Company.

Plan Category	Number of securities to be issued upon exercise of outstanding stock options, awards, warrants and rights		Weighted- average exercise price of outstanding stock options, awards, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	25,378,970	(1)	$9.34	2,499,167
Equity compensation plans not approved by security holders	187,938	(2)	—	—

Total	25,566,908		$9.34	2,499,167

(1)	Includes 22,769,572 outstanding stock options not yet exercised, 302,581 shares of time-based restricted stock, and 2,306,817 shares of performance-based awards, restrictions on which have not expired as of December 31, 2008. Awards were granted under various incentive plans approved by Cincinnati Bell Inc. shareholders. The number of performance-based awards assumes the maximum awards that can be earned if the performance conditions are achieved.
(2)

The shares to be issued relate to deferred compensation in the form of previously received special awards and annual awards to non-employee directors pursuant to the “Deferred Compensation Plan for Outside Directors.” From 1997 through 2004, the directors received an annual award of phantom stock equivalent to a number of common shares. For years beginning after 2004, the annual award is the equivalent of 6,000 common shares. As a result of a plan amendment effective as of January 1, 2005, upon termination of Board service, non-employee directors are required to take distribution of all annual phantom stock awards in cash. Therefore, the number of actual shares of common stock to be issued pursuant to the plan as of December 31, 2008 is approximately 21,000. This plan also provides that no awards are payable until such non-employee director completes at least five years of active service as a non-employee director, except if he or she dies while serving as a member of the Board of Directors.

(e) Stock Performance

The graph below shows the cumulative total shareholder return assuming the investment of $100 on December 31, 2003 (and the reinvestment of dividends thereafter) in each of (i) the Company’s common shares (ii) the S&P 500 ® Stock Index, and (iii) the S&P© Integrated Telecommunications Services Index.

(f) Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2008:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (in millions) *
10/1/2008 – 10/31/2008	2,523,550	$2.41	2,523,550	$76.4
11/1/2008 – 11/30/2008	1,599,400	1.99	1,599,400	73.2
12/1/2008 – 12/31/2008	—	n/a	—	73.2

*	In February 2008, the Company’s Board of Directors approved the repurchase of the Company’s outstanding common stock in an amount up to $150 million over the next two years.

Item 6. Selected Financial Data

The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this document.

(dollars in millions, except per share amounts)	2008	2007	2006	2005	2004
Operating Data
Revenue	$1,403.0	$1,348.6	$1,270.1	$1,209.6	$1,207.1
Cost of services and products, selling, general and administrative, depreciation and amortization expense	1,078.7	1,026.4	955.5	908.0	896.7
Restructuring, operating tax settlement, shareholder claim settlement and asset impairments (a)	19.1	39.8	9.7	42.8	14.8
Gain on sale of broadband assets (b)	—	—	(7.6)	—	(3.7)
Operating income	305.2	282.4	312.5	258.8	299.3
Minority interest income	—	—	(0.5)	(11.0)	(0.5)
Interest expense (c)	139.7	154.9	162.1	184.4	203.3
Loss (gain) on extinguishment of debt (c)	(14.1)	0.7	0.1	99.8	—
Net income (loss)	$102.6	$73.2	$86.3	$(64.5)	$64.2
Earnings (loss) per common share
Basic	$0.39	$0.25	$0.31	$(0.30)	$0.22
Diluted	$0.38	$0.24	$0.30	$(0.30)	$0.21
Dividends declared per common share	$—	$—	$—	$—	$—
Weighted average common shares outstanding (millions)
Basic	237.5	247.4	246.8	245.9	245.1
Diluted	242.7	256.8	253.3	245.9	250.5

Financial Position
Property, plant and equipment, net (d)	$1,044.3	$933.7	$818.8	$800.4	$857.7
Total assets (e)	2,086.7	2,019.6	2,013.8	1,863.3	1,958.7
Total debt (c)	1,960.7	2,009.7	2,073.2	2,084.7	2,141.2
Total long-term obligations (f)	2,472.2	2,369.6	2,486.5	2,295.3	2,246.6
Minority interest	—	—	—	28.2	39.2
Shareowners’ deficit	(709.3)	(667.6)	(791.6)	(737.7)	(624.5)

Other Data
Cash flow provided by operating activities	$403.9	$308.8	$334.7	$322.3	$300.7
Cash flow used in investing activities	(250.5)	(263.5)	(260.0)	(142.7)	(124.3)
Cash flow used in financing activities	(172.8)	(98.6)	(21.0)	(178.8)	(177.5)
Capital expenditures	(230.9)	(233.8)	(151.3)	(143.0)	(133.9)

(a)	See Notes 1, 3, and 14 to the Consolidated Financial Statements for discussion related to 2008, 2007, and 2006.
(b)	See Note 14 to the Consolidated Financial Statements for discussion related to 2006.
(c)	See Note 7 to the Consolidated Financial Statements for discussion related to 2008, 2007, and 2006.
(d)	See Note 4 to the Consolidated Financial Statements for discussion related to 2008 and 2007.
(e)	See Notes 1, 4, 5, 6, and 12 to the Consolidated Financial Statements for discussion related to 2008 and 2007.
(f)	Total long-term obligations comprise long-term debt, less current portion, pension and postretirement benefit obligations, and other noncurrent liabilities.

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

Executive Summary

In 2008, in the face of extremely difficult economic conditions, the Company grew revenue by 4%, operating income by 8%, and operating cash flow by 31%. This growth was generated in the following product areas:

Technology Solutions

The Company increased its data center and managed services revenue by 45% to $97.7 million in 2008 compared to 2007, which was primarily generated through utilization and billing of 50,000 square feet of new data center capacity by the end of 2008. The Company has total data center capacity of 209,000 square feet, 88% utilized by customers, at December 31, 2008 compared to 144,000 square feet, 93% utilized, at December 31, 2007. Technology Solutions spent $77.8 million of capital expenditures in 2008, primarily to construct new data center space in the Greater Cincinnati area. Sales of telecom and IT equipment, a large portion of which are generated from data center customers, totaled $201.2 million during 2008, an 11% increase over 2007. The Company intends to continue to pursue additional customers and growth specific to its data center business and is prepared to commit additional resources, including capital expenditures and working capital, to support this growth.

Technology Solutions operating income totaled $18.1 million in 2008, equal to 2007. The income generated from the increased revenue noted above was offset by increased depreciation on more data center assets, increased incentive compensation to stimulate future growth, and additional headcount to support the growing operations.

Wireless

The Company increased wireless service revenue by 9% to $290.5 million in 2008 compared to 2007, primarily generated from an average of 11,000 more postpaid subscribers and a 5% increase in average monthly revenue per postpaid subscriber. A portion of the increase in revenue per postpaid subscriber is derived from increased data usage (e.g., text messaging, emails, and internet service). The Company earned $8.02 per month on average from postpaid subscribers for data service in 2008, compared to $6.21 in 2007. Contributing to the data revenue increase, the Company’s subscribers using “smart phones” (i.e., phones that provide robust keyboards and a rich internet experience for messaging and web browsing) increased by 59% at December 31, 2008 compared to December 31, 2007.

Primarily as a result of the wireless service revenue increases, Wireless segment operating income increased by $12.5 million to $46.8 million in 2008.

To satisfy increasing demand for voice minutes of use by customers as well as to provide enhanced data services, the Company completed the construction of a 3G network overlay. The Company spent approximately $16 million in 2008 and $11 million in 2007 to construct the 3G network overlay. In the fourth quarter of 2008, the Company launched 3G for commercial service.

Wireline

Wireline revenue decreased 2% to $803.6 million, as reductions in voice revenue due to ILEC access line loss more than offset growth in revenue from additional CLEC customers, data services, long distance and VoIP. The Company ended the year with 779,700 total access lines, a loss of 7% compared to 834,300 access lines at December 31, 2007. Access lines decreased by 8% in 2008 in its ILEC territory but was partially offset by an 8,900 increase in access lines in areas outside of the ILEC territory (i.e., suburbs north of Cincinnati and Dayton). Data revenue growth of 6% to $273.5 million was generated from additional DSL subscribers, which increased by 5% to 233,200 at December 31, 2008, and additional data transport revenue, primarily from business customers. Long distance and VoIP revenue increased by $19.0 million compared to 2007, of which $13.0 million resulted from the acquisition of eGIX in February 2008 for $18.1 million. eGIX is located in Carmel, Indiana and provides advanced data and voice services to businesses primarily in Indiana and Illinois.

The Company continued its cost restructuring in 2008. In the first quarter of 2008, the Company announced an early retirement program for its union employees, which followed an early retirement program for its management employees announced in the fourth quarter of 2007. These programs allow the Company to select the retirement dates for the employees electing retirement over the three-year period 2008-2010, and, along with involuntary severance programs, are intended to reduce the cost structure of the Company to levels commensurate with the expected revenue reductions in the Wireline segment. The Wireline segment incurred restructuring charges of $27.1 million in 2008 and $36.1 million in 2007 for these programs.

Wireline operating income increased by 4% in 2008 to $261.7 million, as the decreased net revenue described above was more than offset by a $10.2 million operating tax settlement, lower restructuring charges of $9.0 million and lower labor costs.

Debt reduction and share repurchase programs

The Company’s total indebtedness was $1,960.7 million at December 31, 2008 compared to $2,009.7 million at December 31, 2007. In 2008, the Company purchased and extinguished $108.1 million of corporate bonds at an average discount of 14%, which resulted in a gain on debt extinguishment of $14.1 million. Additionally, the Company repurchased 20.6 million shares, or 8% of outstanding shares at December 31, 2007, for $76.8 million. The Company expects to continue its debt and share buyback programs in 2009.

Results of Operations

Consolidated Overview

The financial results for 2008, 2007, and 2006 referred to in this discussion should be read in conjunction with the Consolidated Statements of Operations and Note 14 to the Consolidated Financial Statements.

2008 Compared to 2007

Consolidated revenue totaled $1,403.0 million in 2008, an increase of $54.4 million compared to $1,348.6 million in 2007. The increase was primarily due to the following:

•	$56.9 million higher revenues in the Technology Solutions segment primarily due to increased data center and managed services revenue and telecom and IT equipment distribution revenue;

•	$21.6 million higher revenues in the Wireless segment primarily due to increased postpaid service revenue; and

•

$18.1 million lower revenues in the Wireline segment due to lower voice revenue and the effect of a $9.5 million one-time business customer project in 2007 offset by increased data, long distance and VoIP revenue.

Operating income for 2008 was $305.2 million, an increase of $22.8 million compared to 2007. The increase was primarily due to the following:

•	$12.5 million increase in Wireless segment operating income primarily due to higher postpaid revenue;

•

$9.2 million increase in Wireline segment operating income due to lower labor costs, mainly pension and postretirement, lower restructuring costs and income from an operating tax settlement offset by a decline in revenue described above; and

•

$1.1 million decrease in Corporate expenses due to lower expense related to incentive and deferred compensation plans partially offset by higher expenses of $2.0 million related to a settlement of a patent lawsuit.

Interest expense decreased to $139.7 million for 2008 compared to $154.9 million in 2007. The decrease compared to last year is primarily attributable to lower debt balances due to the purchase and extinguishment of a portion of the Company’s corporate bonds and lower short-term interest rates.

The gain on extinguishment of debt of $14.1 million for 2008 was due to the Company’s purchase and retirement of $108.1 million of the Company’s corporate bonds at an average discount of 14%. See Note 7 to the Consolidated Financial Statements for further details.

Other expense, net for 2008 of $3.4 million primarily resulted from unrealized losses on interest rate swaps contracts entered into by the Company in both May and July of 2008. The Company did not designate these swaps as hedging instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, which results in the change in fair value of these instruments being recognized in earnings during each period. Other income, net of $3.1 million for 2007 consisted primarily of a one-time dividend received from a cost investment and interest income.

Income tax expense increased from $56.7 million in 2007 to $73.6 million in 2008 primarily due to higher pretax income.

The Company has certain non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses associated with the Broadband Securities. The Company used approximately $56 million of federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities. As a result, the Company had cash income tax payments of only $2.0 million in 2008.

2007 Compared to 2006

Consolidated revenue totaled $1,348.6 million in 2007, an increase of $78.5 million compared to $1,270.1 million in 2006. The increase was primarily due to the following:

•	$41.7 million higher revenues in the Technology Solutions segment primarily due to increased data center and managed services revenue and telecom and IT equipment revenue; and

•	$32.5 million higher revenues in the Wireless segment primarily due to increased postpaid service revenue from additional subscribers.

Operating income for 2007 was $282.4 million, a decrease of $30.1 million compared to 2006. The decrease was primarily due to the following:

•	$39.3 million decrease in Wireline segment operating income primarily due to 2007 restructuring costs;

•	$14.1 million increase in Wireless segment operating income due to higher postpaid revenue partially offset by higher network costs, selling, general and administrative expenses, and depreciation; and

•

$7.2 million increase in Corporate expenses primarily related to income in 2006 from the expiration of certain warranties and guarantees, the sale of broadband fiber assets, and a bankruptcy claim receivable partially offset by the 2006 settlement of a shareholder litigation claim.

Interest expense decreased to $154.9 million for 2007 compared to $162.1 million in 2006. The decrease is primarily attributable to lower debt balances due to the repayment of portions of the Tranche B Term Loan and 7 1/4% Senior Notes due 2013 partially offset by higher short-term interest rates.

Income tax expense of $56.7 million in 2007 was less than the $68.3 million expense in 2006 primarily due to lower pretax income. The Company used approximately $56 million of federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities. As a result, the Company had cash income tax payments of only $6.6 million in 2007.

Discussion of Operating Segment Results

Wireline

The Wireline segment primarily provides local voice telephone service, including enhanced custom calling features, and data services, including DSL, dial-up internet access, dedicated network access, Gig-E and ATM based data transport, to customers in southwestern Ohio, northern Kentucky, and southeastern Indiana. Cincinnati Bell Telephone LLC (“CBT”), which operates as the Incumbent Local Exchange Carrier (“ILEC”) in its operating territory of an approximate 25-mile radius of Cincinnati, Ohio, is the primary provider of these services. CBT’s network has full digital switching capability and can provide data transmission services to over 95% of its in-territory access lines via DSL.

Outside of its ILEC territory, the Wireline segment provides these services through Cincinnati Bell Extended Territories LLC (“CBET”), which operates as a Competitive Local Exchange Carrier (“CLEC”) both in the communities north of CBT’s operating territory and in the greater Dayton market. CBET provides voice and data services for residential and business customers on its own network and by purchasing unbundled network elements from the ILEC. CBET provides service through UNE-L to its customer base in the Dayton, Ohio market. The Wireline segment links its Cincinnati and Dayton geographies through its SONET, which provides route diversity via two separate paths.

The Wireline segment also includes the operations of Cincinnati Bell Any Distance Inc. (“CBAD”), Cincinnati Bell Complete Protection Inc. (“CBCP”), the Company’s payphone business and its video business. CBAD provides long distance, audio conferencing, VoIP and new broadband services including private line and MPLS. CBCP provides security monitoring for consumers and businesses as well as related hardware.

In March 2007, CBET purchased a local telecommunications business, which offers voice, data and cable services, in Lebanon, Ohio, for $7.0 million.

In February 2008, CBAD purchased eGIX, a CLEC provider of voice and long distance services to business customers in Indiana and Illinois, for $18.1 million.

Capital expenditures for the Wireline segment totaled $102.1 million in 2008, and the Company expects to spend a similar amount in 2009.

(dollars in millions)	2008	2007	$ Change 2008 vs. 2007	% Change 2008 vs. 2007	2006	$ Change 2007 vs. 2006	% Change 2007 vs. 2006
Revenue:
Voice — local service	$389.1	$432.4	$(43.3)	(10)%	$463.9	$(31.5)	(7)%
Data	273.5	258.6	14.9	6%	238.2	20.4	9%
Long distance and VoIP	98.3	79.3	19.0	24%	71.8	7.5	10%
Other	42.7	51.4	(8.7)	(17)%	36.5	14.9	41%

Total revenue	803.6	821.7	(18.1)	(2)%	810.4	11.3	1%

Operating costs and expenses:
Cost of services and products	265.9	276.6	(10.7)	(4)%	264.1	12.5	5%
Selling, general and administrative	156.0	151.0	5.0	3%	145.5	5.5	4%
Depreciation	100.7	105.2	(4.5)	(4)%	106.2	(1.0)	(1)%
Amortization	1.2	0.3	0.9	n/m	—	0.3	n/m
Restructuring	27.1	36.1	(9.0)	n/m	2.8	33.3	n/m
Operating tax settlement	(10.2)	—	(10.2)	n/m	—	—	n/m
Asset impairment	1.2	—	1.2	n/m	—	—	n/m

Total operating costs and expenses	541.9	569.2	(27.3)	(5)%	518.6	50.6	10%

Operating income	$261.7	$252.5	$9.2	4%	$291.8	$(39.3)	(13)%

Operating margin	32.6%	30.7%		1.9 pts	36.0%		(5.3) pts
Local access lines (in thousands)	779.7	834.3	(54.6)	(7)%	887.0	(52.7)	(6)%
DSL subscribers (in thousands)	233.2	221.5	11.7	5%	198.3	23.2	12%
Capital expenditures	$102.1	$96.3	$5.8	6%	$92.5	$3.8	4%

2008 Compared to 2007

Revenue

Voice local service revenue includes local service, value added services, switched access, and information services. Voice revenue decreased in 2008 compared to 2007 primarily as a result of a 7% decrease in access lines. Access lines within the segment’s ILEC territory decreased by 63,500, or 8%, from 772,000 at December 31, 2007 to 708,500 at December 31, 2008. The Company believes the access line loss resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC territory by continuing to target voice services to residential and business customers in its CLEC territory. The Company had approximately 71,200 CLEC access lines at December 31, 2008, which is a 14% increase from December 31, 2007.

Data revenue consists of data transport, high-speed internet access (“DSL”), dial-up internet access, digital trunking, and Local Area Network (“LAN”) interconnection services. Data revenue increased $14.9 million for the year ended December 31, 2008 compared to the same period a year ago. The increase primarily resulted from higher data transport revenue and DSL revenue. Data transport revenues increased by $10.4 million for the year ended December 31, 2008 compared to the same period a year ago primarily due to increased usage by third party users. Data revenue also increased by an additional $5.3 million for the year ended December 31, 2008 compared to the prior year period primarily due to an increase in DSL subscribers of 11,700, bringing total DSL subscribers to 233,200 at December 31, 2008.

Long distance and VoIP revenue increased $19.0 million in 2008 compared to 2007. The increase was primarily due to the acquisition of eGIX, which generated revenue of $13.0 million during 2008. The remaining increase was primarily due to an increase in minutes of use for long distance, VoIP and new broadband services including private line and MPLS. The Company had 531,600 subscribed long distance access lines as of December 31, 2008 compared to 548,300 as of December 31, 2007. The decrease in subscribers was due to a 6% decline in residential lines, consistent with the access line loss, partially offset by a 3% increase in business subscribers.

Other revenue decreased $8.7 million from 2007 due to lower revenue on customer premise wiring projects, $9.5 million of which came from a large one-time business customer project in 2007.

Costs and expenses

Cost of services and products decreased by $10.7 million in 2008 compared to 2007. The decrease in cost of services and products was due to $7.5 million in lower benefit costs, mainly lower pension and postretirement costs from plan changes announced in the third quarter of 2007, a $9.0 million decrease from costs associated with a large one-time business customer premise wiring project in 2007, and $4.4 million in lower wages primarily related to the restructuring plan announced in the fourth quarter 2007 and the new union agreement signed in February 2008. These decreases were offset by an increase of $5.7 million in network costs to support the growth in long distance, VoIP, broadband services and CLEC revenues, and $5.8 million in costs due to the acquisition of eGIX.

Selling, general and administrative expenses increased $5.0 million in 2008 versus the prior year. The increase was primarily due to the acquisition of eGIX, which had $6.2 million of costs, and an increase in commissions. These increases were partially offset by lower pension and postretirement costs due to plan changes announced in the third quarter of 2007.

Restructuring expenses for 2008 and 2007 were primarily related to the restructuring plans announced in the fourth quarter of 2007 and the first quarter of 2008 to reduce costs and increase operational efficiencies. See Note 3 to the Consolidated Financial Statements for further discussions.

The operating tax settlement of $10.2 million resulted from the Company’s resolution of a contingent liability from prior years related to exposures on past regulatory filing positions.

The asset impairment charge of $1.2 million related to software that is no longer being used.

2007 Compared to 2006

Revenue

Voice revenue decreased in 2007 compared to 2006 primarily as a result of a 6% decrease in access lines. Access lines within the segment’s ILEC territory decreased by 64,700, or 8%, from 836,700 at December 31, 2006 to 772,000 at December 31, 2007. The Company believes the access line loss resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC territory by continuing to target voice services to residential and business customers in its CLEC territory. The Company had approximately 62,300 CLEC access lines at December 31, 2007, which is a 24% increase from December 31, 2006.

The increase in data revenue of $20.4 million in 2007 compared to 2006 is mainly due to higher DSL and data transport revenue. An increase in DSL subscribers contributed an additional $12.5 million of revenue in 2007 versus 2006. The number of DSL subscribers increased by 23,200 subscribers during 2007 to bring total subscribers to 221,500. Data transport revenues increased by $7.7 million for 2007 compared to 2006, primarily due to increased usage by CBW and third party users.

Long distance revenue increased $7.5 million in 2007 compared to 2006. The increase was primarily due to higher minutes of use for both long distance and audio conferencing, as well as increased revenue from the Company’s VoIP product, which the Company began offering in mid-2006. The Company had approximately 548,300 subscribed long distance access lines as of December 31, 2007 compared to 552,300 as of December 31, 2006. The decrease in subscribers was due to a 5% decline in residential lines, consistent with the access line loss, partially offset by a 10% increase in business subscribers.

Other revenue increased $14.9 million from 2006 due to increased revenue on customer premise wiring projects, $9.5 million of which came from a large one-time business customer project, and cable TV revenue due to the purchase of a local telecommunications business.

Costs and Expenses

Cost of services and products increased by $12.5 million in 2007 versus 2006. The increase was due to costs associated with a large one-time business customer premise wiring project of $9.0 million, higher network costs of $6.1 million related to higher CLEC interconnection charges due to increased subscribers and increased minutes of use for long distance, audio conferencing, and VoIP, higher facilities costs of $1.6 million and higher software development costs. The increases were partially offset by a $2.8 million decrease in pension and postretirement costs and a $3.9 million decrease in property and other operating taxes, primarily due to the phase out of Ohio personal property taxes.

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

Wireless

The Wireless segment provides advanced digital, voice, and data communications services through the operation of a regional wireless network in the Company’s licensed service territory, which surrounds Cincinnati and Dayton, Ohio and includes areas of northern Kentucky and southeastern Indiana. The segment offers service outside of its regional operating territory through roaming agreements with other wireless operators. The segment also sells wireless handset devices and related accessories to support its service business.

To satisfy increasing demand for existing voice minutes of use by customers as well as to provide enhanced data services such as streaming video, the Company constructed a 3G network overlay on its GSM network which was deployed on new AWS spectrum. The Company spent approximately $16 million in 2008 and $11 million in 2007 to construct the 3G network overlay. In the fourth quarter of 2008, the Company launched 3G for commercial service. Capital expenditures for the Wireless segment totaled $50.3 million in 2008, and the Company expects to spend a similar amount in 2009.

(dollars in millions, except for operating metrics)	2008	2007	$ Change 2008 vs. 2007	% Change 2008 vs. 2007	2006	$ Change 2007 vs. 2006	% Change 2007 vs. 2006
Revenue:
Service	$290.5	$267.5	$23.0	9%	$235.7	$31.8	13%
Equipment	25.6	27.0	(1.4)	(5)%	26.3	0.7	3%

Total revenue	316.1	294.5	21.6	7%	262.0	32.5	12%

Operating costs and expenses:
Cost of services and products	162.6	152.1	10.5	7%	146.1	6.0	4%
Selling, general and administrative	70.7	68.2	2.5	4%	62.6	5.6	9%
Depreciation	33.4	34.8	(1.4)	(4)%	29.0	5.8	20%
Amortization	2.1	3.0	(0.9)	(30)%	4.1	(1.1)	(27)%
Restructuring	0.5	2.1	(1.6)	n/m	—	2.1	n/m

Total operating costs and expenses	269.3	260.2	9.1	3%	241.8	18.4	8%

Operating income	$46.8	$34.3	$12.5	36%	$20.2	$14.1	70%

Operating margin	14.8%	11.6%		3.2 pts	7.7%		3.9 pts
Operating metrics
Postpaid ARPU*	$48.69	$46.55	$2.14	5%	$46.51	$0.04	0%
Prepaid ARPU*	$26.56	$23.97	$2.59	11%	$20.71	$3.26	16%
Postpaid subscribers (in thousands)	403.7	400.4	3.3	1%	365.8	34.6	9%
Prepaid subscribers (in thousands)	146.9	170.6	(23.7)	(14)%	162.3	8.3	5%
Capital expenditures	$50.3	$45.7	$4.6	10%	$47.4	$(1.7)	(4)%

*	The Company has presented certain information regarding monthly average revenue per user ("ARPU") because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

2008 Compared to 2007

Revenue

Service revenue increased by $23.0 million during 2008 as compared to last year primarily due to the following:

•

Postpaid service revenue increased $20.3 million due to an increase in average subscribers and ARPU. Postpaid subscribers increased from 400,400 subscribers at December 31, 2007 to 403,700 at December 31, 2008. The average monthly churn increased to 2.1% for 2008 compared to 1.6% for 2007. The increase in churn is due to increased competition and Company-initiated disconnections of customers with credit problems. ARPU increased from $46.55 in 2007 to $48.69 in 2008. The ARPU increase includes a 29% increase in data ARPU; and

•

Prepaid service revenue increased $2.7 million compared to 2007 primarily due to an increase in ARPU of $2.59 partially offset by a lower number of subscribers. The number of prepaid subscribers at December 31, 2008 was 146,900, down from 170,600 prepaid subscribers at December 31, 2007. The Company has focused its marketing on higher usage rate plans, which has driven higher ARPU but led to the decrease in the number of prepaid subscribers.

Equipment revenue for 2008 decreased slightly from $27.0 million in 2007 to $25.6 million in 2008 primarily due to lower handset revenue per unit and lower prepaid subscriber activations.

Costs and Expenses

Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses increased $10.5 million during 2008 versus the prior year period. The increase was primarily attributable to a $9.7 million increase in network costs due to increased usage per subscriber and a $1.9 million increase in handset and subsidy costs, primarily due to Company initiatives to attract new customers and to retain existing customers. These increases were partially offset by lower operating taxes.

Selling, general and administrative expenses increased $2.5 million for 2008 compared to 2007, primarily due to an increase in bad debt expense.

The decrease in amortization expense from the prior year is due to the Company’s accelerated amortization methodology.

Restructuring expenses for 2008 and 2007 were primarily related to the restructuring plan announced in the fourth quarter of 2007 to reduce costs and increase operational efficiencies. See Note 3 to the Consolidated Financial Statements for further discussions.

2007 Compared to 2006

Revenue

Service revenue increased by $31.8 million in 2007 as compared to 2006 primarily due to the following:

•

Postpaid service revenue increased $26.5 million primarily due to an increase in subscribers. Postpaid subscribers increased 9% from 365,800 subscribers at December 31, 2006 to 400,400 at December 31, 2007. The average monthly churn of 1.6% for 2007 was flat compared to 2006. The year-over-year postpaid subscriber growth is due to the introduction of more attractive rate plans and continuing network quality improvements; and

•

Prepaid service revenue increased $5.3 million compared to 2006 primarily due to the increase in ARPU of $3.26. The increase in ARPU was partially driven by a 33% increase in data revenue. As of December 31, 2007, prepaid subscribers totaled approximately 170,600 compared to 162,300 subscribers at December 31, 2006. The Company lost subscribers in the summer of 2006 due to increased competition, but has regained subscribers as well as increased ARPU with the introduction of more attractive rate plans.

Equipment revenue for 2007 increased $0.7 million as compared to 2006 primarily due to revenue increases per handset sale.

Costs and Expenses

The increase in costs of services and products of $6.0 million compared to 2006 primarily resulted from higher network costs of $7.7 million due to the higher number of subscribers offset by lower subsidies and handset costs of $2.2 million. The decrease in subsidies and handset costs resulted from high subsidies in 2006 caused by the migration from the Company’s legacy TDMA network to its new GSM network and a change in third party dealer compensation practice in the second quarter of 2006. As a result of this change, the Company now predominantly pays a commission, which is reported as a selling expense, rather than incurring a subsidy by selling handsets to dealers at a rate below retail price.

Selling, general, and administrative expenses increased $5.6 million in 2007 compared to 2006. The increase was primarily due to higher commissions of $2.0 million resulting from the change in compensation practice for the third party commissions discussed above and higher activations, and increased retail store costs of $2.6 million.

Depreciation expense increased $5.8 million for 2007 versus 2006. The increase was primarily due to the shortening of the useful lives of certain GSM assets as a result of the Company constructing its 3G network overlay, which the Company completed in 2008.

Decreased amortization expense resulted from the accelerated amortization methodology used, which causes a decrease in amortization in each subsequent year.

Restructuring expenses for 2007 were primarily due to the restructuring plan announced in the fourth quarter of 2007 to reduce costs and increase operational efficiencies. See Note 3 to the Consolidated Financial Statements for further discussion.

Technology Solutions

The Technology Solutions segment provides business technology solutions through the Company’s subsidiaries, Cincinnati Bell Technology Solutions, Inc. (“CBTS”) and GramTel Inc. (“GramTel”), which was purchased on December 31, 2007. See Note 5 to the Consolidated Financial Statements for further discussion.

(dollars in millions)	2008	2007	$ Change 2008 vs. 2007	% Change 2008 vs. 2007	2006	$ Change 2007 vs. 2006	% Change 2007 vs. 2006
Revenue:
Telecom and IT equipment distribution	$201.2	$180.8	$20.4	11%	$162.2	$18.6	11%
Data center and managed services	97.7	67.6	30.1	45%	47.4	20.2	43%
Professional services	16.3	9.9	6.4	65%	7.0	2.9	41%

Total revenue	315.2	258.3	56.9	22%	216.6	41.7	19%

Operating costs and expenses:
Cost of services and products	240.4	204.6	35.8	17%	175.2	29.4	17%
Selling, general and administrative	39.7	27.2	12.5	46%	21.9	5.3	24%
Depreciation	14.6	7.0	7.6	n/m	3.4	3.6	n/m
Amortization	1.7	0.4	1.3	n/m	0.3	0.1	33%
Restructuring	0.7	1.0	(0.3)	n/m	—	1.0	n/m

Total operating costs and expenses	297.1	240.2	56.9	24%	200.8	39.4	20%

Operating income	$18.1	$18.1	$—	0%	$15.8	$2.3	15%

Operating margin	5.7%	7.0%		(1.3) pts	7.3%		(0.3) pts
Raised floor (in square feet)	209,000	144,000	65,000	45%	91,000	53,000	58%
Utilization rate	88%	93%		(5) pts	91%		2 pts
Capital expenditures	$77.8	$91.8	$(14.0)	(15)%	$11.2	$80.6	n/m

2008 Compared to 2007

Revenue

Revenue from telecom and IT equipment distribution represents the sale, installation, and maintenance of major, branded IT and telephony equipment. Revenue from telecom and IT equipment distribution increased by $20.4 million in 2008 versus 2007 primarily as a result of increased equipment sales of $21.7 million partially offset by lower installation and maintenance services.

Data center and managed services revenue consists of recurring collocation rents from customers residing in the Company’s data centers, managed VoIP Solutions, and IT services that include network management, electronic data storage, disaster recovery and data security management. Revenue increased $30.1 million in 2008 as compared to 2007 primarily due to increased product penetration within managed services and increased billable data center space. Data center billed utilization at December 31, 2008 was 88% on approximately

209,000 square feet of data center capacity compared to billed utilization of 93% on approximately 144,000 square feet of data center capacity at December 31, 2007. Substantially all of the Technology Solutions capital expenditures in 2008 were to build data center capacity. The Company intends to continue to pursue additional customers and growth in its data center business, and is prepared to commit additional resources, including capital expenditures and working capital, to support this growth.

Professional services revenue consists of long-term and short-term IT outsourcing and consulting engagements. Revenue for 2008 increased by $6.4 million compared to 2007. The Company has expanded its team of recruiting and hiring personnel in order to focus on selling these outsourcing and consulting engagements.

Costs and Expenses

Cost of services and products increased by $35.8 million in 2008 compared to 2007. The increase in 2008 primarily resulted from a $19.0 million increase in the cost of goods sold related to higher telecom and IT equipment distribution revenue, $12.8 million increase in payroll costs due to growth in data center and managed services revenue and professional services revenue, increased data center facilities costs and the acquisition of GramTel.

Selling, general and administrative increased by $12.5 million in 2008 compared to 2007. The increase in 2008 was primarily due to an $8.8 million increase in labor and employee related costs to support the growing operations of CBTS and the acquisition of GramTel and higher operating taxes, bad debt expense, and advertising costs.

The increase in depreciation expense for 2008 compared to 2007 was primarily due to capital expenditures associated with expanding data center capacity.

The increase in amortization expense resulted from the allocation of a portion of the purchase price to the customer relationship intangible asset associated with the GramTel acquisition in December 2007.

Restructuring expenses for 2008 and 2007 were primarily related to the restructuring plan announced in the fourth quarter of 2007 to reduce costs and increase operational efficiencies. See Note 3 to the Consolidated Financial Statements for further discussion.

2007 Compared to 2006

Revenue

Revenue from telecom and IT equipment distribution increased by $18.6 million in 2007 versus 2006 primarily as a result of increased equipment sales of $15.6 million and higher installation and maintenance services.

Data center and managed services revenue increased $20.2 million in 2007 as compared to 2006 primarily due to increased product penetration within managed services and increased billable data center space. Data center billed utilization at December 31, 2007 was 93% on 144,000 square feet of billable data center capacity, including 13,000 square feet due to the acquisition of GramTel, compared to a billed utilization rate of 91% on 91,000 square feet of billable data center capacity at December 31, 2006.

Professional services revenue increased by $2.9 million compared to 2006. Early in 2007, the Company expanded its team of recruiting and hiring personnel in order to focus on selling these outsourcing and consulting engagements.

Costs and Expenses

Cost of services and products increased by $29.4 million in 2007 versus 2006. The increase in 2007 primarily resulted from a $12.3 million increase in the cost of goods sold related to higher telecom and IT equipment distribution revenue, $13.7 million increase in payroll costs due to growth in data center and managed services revenue, and increased data center facilities costs.

The increase in selling, general and administrative expenses for 2007 was primarily due to an increase in labor and employee related costs associated with increased headcount to support the growing operations.

The increase in depreciation expense for 2007 compared to 2006 was primarily due to capital expenditures associated with expanding data center capacity.

Restructuring expenses for 2007 were primarily due to the restructuring plan announced in the fourth quarter of 2007 to reduce costs and increase operational efficiencies. See Note 3 to the Consolidated Financial Statements for further discussion.

The Company’s Financial Condition, Liquidity, and Capital Resources

Capital Investment, Resources and Liquidity

The Company’s primary sources of cash in 2009 will be cash generated by operations and borrowings from the revolving credit facility under which the Company had $151.4 million of availability at December 31, 2008. Cash flows from operations totaled $403.9 million in 2008. These 2008 cash flows from operations included payments totaling $21.5 million related to a prepayment from a customer for data center services and a $10.0 million refund for operating taxes that the Company does not expect to recur in 2009. Additionally, the Company expects interest payments will be reduced by approximately $14 million as compared to 2008 due to lower debt balances and interest rates, and has received $10.5 million in early 2009 related to the termination of certain interest rate swaps by the counterparty.

Uses of cash will include repayments and repurchases of debt and related interest, repurchases of common shares, dividends on preferred stock, and working capital. In February 2008, the Company’s Board of Directors authorized the repurchase of the Company’s outstanding common stock in an amount up to $150 million during the next two years. The Company repurchased $76.8 million of common stock in 2008, which leaves $73.2 million of common stock that can be repurchased under the stock buyback program. The Company believes the cash generated by operations and borrowings on its Corporate credit facility are sufficient to fund its primary uses of cash.

The Company also expects to make $288 million of estimated cash contributions to its qualified pension plans for the years 2009 to 2018, with approximately $6 million expected to be contributed in 2009. The Company’s estimated cash contributions are based on current legislation and current actuarial assumptions, which include consideration of the substantial plan investment losses incurred during 2008, but do not include consideration of the actions taken in February 2009 to reduce pension and postretirement benefits. See “Future Operating Trends” for further discussion of these actions. Any other changes in legislation or actuarial assumptions will also affect the estimated cash contribution required.

The Corporate credit facility financial covenants require that the Company maintain certain leverage, interest coverage, and fixed charge ratios. The facility also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make investments or merge with another company. If the Company were to violate any of its covenants and were unable to obtain a waiver, it would be considered a default. If the Company were in default under its credit facility, no additional borrowings under the credit facility would be available until the default was waived or cured. The Company believes it is in compliance and expects to remain in compliance with its Corporate credit facility covenants, and plans to refinance the revolving credit facility before it expires in February 2010.

Various issuances of the Company’s public debt, which include the 7 1/4% Senior Notes due 2013, 8 3/8% Senior Subordinated Notes due 2014 (“8 3/8% Subordinated Notes”), and the 7% Senior Notes due 2015 (“7% Senior Notes”), contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. Restricted payments include common stock dividends, repurchase of common stock, and certain other public debt repayments. The Company believes it has sufficient ability under its public debt indentures to make its intended restricted payments in 2009. The Company believes it is in compliance and expects to remain in compliance with its public debt indentures.

Reasons for Debt and Accumulated Deficit

As of December 31, 2008, the Company had $2.0 billion of outstanding indebtedness and an accumulated deficit of $3.4 billion. The Company incurred a significant amount of indebtedness and accumulated deficit from the purchase and operation of a broadband business over the period of 1999 to 2002, which caused outstanding indebtedness and accumulated deficit to reach their respective year-end peaks of $2.6 billion and $4.9 billion at December 31, 2002. This broadband business was sold in 2003.

Cash Flow

2008 Compared to 2007

Cash provided by operating activities in 2008 totaled $403.9 million, an increase of $95.1 million compared to the $308.8 million provided by operating activities in 2007. The increase was primarily due to lower payments for interest and operating taxes totaling approximately $60 million and an early pension contribution made in 2007 of approximately $20 million.

Cash flow utilized for investing activities decreased $13.0 million to $250.5 million during 2008 as compared to $263.5 million for 2007. In 2008, the Company paid $21.6 million related to the acquisitions of businesses, $18.1 million of which related to the purchase of eGIX. Cash flows utilized for investing activities in 2007 included payments of $23.6 million for the acquisition of a local telecommunications business and GramTel, a data center business in South Bend, Indiana. Capital expenditures were $2.9 million lower for 2008 versus 2007. In 2007, the Company deposited $4.4 million with the FCC to participate in the wireless spectrum auction in early 2008 and used $2.8 million of the deposit to purchase spectrum. The remainder of the deposit was returned in 2008.

Cash flow used in financing activities for 2008 was $172.8 million compared to $98.6 million during 2007. In 2008, the Company purchased and extinguished $108.1 million of 8 3/8% Subordinated Notes, 7 1/4% Senior Notes due 2013 and 7% Senior Notes at an average discount of 14% and repurchased $76.8 million of the Company’s common stock as part of its two-year $150 million common stock repurchase plan. Borrowings under the Corporate credit facility increased $18.0 million during 2008. At December 31, 2008, $20 million of the revolver facility had initial maturities greater than 90 days and therefore is presented under “Issuance of long-term debt” in the Consolidated Statement of Cash Flows in accordance with the applicable accounting rules. During 2007, the Company repaid $184.0 million of the Tranche B Term Loan, utilizing $75.0 million from borrowings under the accounts receivables securitization facility and available cash. Also in 2007, the Company repaid $26.4 million of the 7 1/4% Senior Notes due 2013 and $5.0 million of 8 3/8% Subordinated Notes and borrowed $55.0 million on the Corporate credit facility. For both 2008 and 2007, the Company paid preferred stock dividends of $10.4 million.

2007 Compared to 2006

In 2007, cash provided by operating activities totaled $308.8 million, a decrease of $25.9 million compared to the $334.7 million provided by operating activities during 2006. The decrease was due to payments of $56.0 million for operating taxes and early pension contributions partially offset by a customer prepayment of $21.5 million for data center services and increased operating cash generated by the Wireless segment due to service revenue growth.

Cash flow utilized for investing activities increased $3.5 million to $263.5 million during 2007 as compared to $260.0 million for 2006. Capital expenditures were $233.8 million, an increase of $82.5 million compared to 2006, which resulted mostly from data center expansion. In addition to the increase in capital expenditures for data centers, the Company purchased a data center business in South Bend, Indiana in December 2007 for a purchase price of $20.3 million, of which $19.0 million was paid in cash in 2007. In the first quarter of 2007, the Company purchased a local telecommunications business and paid $4.6 million. Also, in late 2007 the Company deposited $4.4 million with the FCC for the opportunity to participate in the auction for the purchase of additional wireless spectrum. Cash flows from investing activities for 2006 include payments of $86.7 million for the acquisitions of ATI and the 19.9% minority interest in CBW, as well as $37.1 million for the purchase of wireless licenses in an FCC auction. Proceeds were received in 2006 for $4.7 million on the sale of broadband fiber assets and for $5.7 million on the sale of an investment.

Cash flow used in financing activities was $98.6 million in 2007 compared to $21.0 million during 2006. The increased use of cash flow for financing activities primarily relates to increased repayments of debt, net of debt issuances, in 2007. In 2006, the Company used a greater portion of its cash flows generated by operating activities to make the acquisitions discussed above and to increase its ending cash balance, which left decreased cash amounts available for 2006 debt payments.

Future Operating Trends

Wireline

The Company suffered an 8% loss of ILEC access lines in 2008 as some customers elected to use wireless communication in lieu of the traditional local service, elected to use service from other providers, or can no longer pay for phone service. The Company believes these same factors will continue to affect its operations in future years. Further, the economic issues facing consumers and businesses could further exacerbate credit-related disconnections that the Company has faced in the past. Credit-related disconnections represented 29% of total ILEC access line losses in 2008. The Company believes this percentage could increase in 2009.

In the past several years, the Company has partially offset the access line loss in its ILEC territory by continuing to target voice services to residential and business customers in its CLEC territory. The Company added 8,900 CLEC territory access lines in 2008 and 12,000 such lines in 2007. The Company believes these trends will continue into 2009.

The Company has also been successful at offsetting access line losses with additional data revenue. DSL subscribers have increased by 11,700 in 2008, 23,200 in 2007, and 35,800 in 2006. Although the Company is maintaining its market share, the rate of its DSL subscribers increase is declining as the Company’s operating territory is becoming saturated with customers that already have high-speed internet service. The Company believes its ability to affect this trend depends on its ability to increase market share.

Long distance and VoIP revenues will be impacted by several factors. As noted above, customers may disconnect local voice service for various reasons. In doing so, customers that have both the Company’s local voice and long distance service are likely to disconnect long distance service as well. Also, as noted above, some customers have disconnected wireline service in order to use service from other providers. These other providers are normally providing VoIP service, which the Company offers to business customers. The Company believes an increasing number of business customers that disconnect from local wireline voice service will become Company VoIP customers in the future.

Wireless

Wireless revenue increases in the future are likely to come from ARPU increases, as more customers begin using data services and smart phones. The Company’s data ARPU has increased from $5.10 in 2006 to $6.21 in 2007 to $8.02 in 2008. Particularly given the Company’s investment in its 3G network overlay, which provides a better, faster experience for data users, the Company expects data ARPU to increase in 2009.

Similar to DSL service, the Company’s operating territory is well-saturated with existing wireless cell phone users. Future subscriber increases are more likely to come from increasing market share, as opposed to acquiring a customer who has never had a cell phone. The Company’s competitors are well-funded, and increases in market share are difficult to attain. New products are not always available to the Company, as other competitors may have exclusive agreements for those new products.

The Company has experienced a higher rate of bad debt expense in 2008 than in previous years. Bad debt expense increased by $2.6 million in Wireless, which the Company primarily attributes to the deterioration in the economy and a temporary change to its customer credit policy. The Company has tightened its credit policy, but expects the high bad debt trend to continue into 2009.

Technology Solutions

Revenue from data center and managed services increased by 45% in 2008, 43% in 2007, and 28% in 2006. Although the Company is adding approximately 70,000 square feet of new data center capacity in 2009 and is still experiencing strong demand for new data center space from its large business customers, it does not expect the same level of revenue percentage increase as noted in the past due to the slowing of the economy.

Revenue from equipment distribution increased by 11% in 2008, 11% in 2007, and 28% in 2006. These customer purchases generally represent large capital purchases for customers that are, to some extent, discretionary. That is, in periods of fiscal restraint, a customer may defer these capital purchases for IT and telephony equipment and, instead, use its existing, outdated equipment for a little longer. Given the economic uncertainties for 2009, the Company believes more of its customers will take this restrained view of capital purchases and, as such, the Company does not expect similar increases to equipment distribution revenue that it has experienced in the past.

Business and Consumer Customers

As noted previously under “Customers,” the Company’s revenue from consumer access line customers has decreased as a percentage of its total revenue, and revenue from other products, such as data center service for business customers, has increased. The Company expects these trends to continue. Because a large portion of the costs associated with the Company’s wireline voice service to consumers are fixed network costs, continued productivity improvements will be necessary and may likely be difficult to continue to achieve in order for the Company to reduce its costs at the same rate as the revenue losses associated with consumer access line loss. Conversely, the costs associated with the Company’s business growth products are largely variable in nature. For example, the construction of new data centers is required to continue business revenue growth for this product. The Company believes it has largely been successful in the past several years at maintaining revenue and profitability in the face of high margin consumer access line loss and lower margin business revenue growth, and it will need to continue to be innovative with new products for both consumers and business customers as well as achieve productivity gains for this success to continue in future years.

Pension and Postretirement Benefits

Due to the current credit and financial market crisis, the Company’s pension plan assets have incurred investment losses of approximately 23% for the year ended December 31, 2008. As a result, the Company recorded an increase to its unfunded pension and postretirement obligations of $123 million, increased deferred tax assets by $45 million, and reduced equity by $78 million. The Company expects the decreased plan assets, caused primarily by the 2008 investment losses, will, in and of itself, cause an approximate $11 million increase to its pension and postretirement expenses in 2009.

In February 2009, the Company announced significant changes to its management pension and postretirement plans. The Company announced that it will freeze pension benefits for certain management employees below 50 years of age and provide a 10-year transition period for those employees over the age of 50 after which the pension benefit will be frozen. Additionally, the Company announced it will phase out the retiree healthcare plan for all management employees and certain retirees in 10 years. The Company expects that these changes will reduce the liability associated with its pension and postretirement plans by approximately $70 million, and will reduce 2009 pension and postretirement expense by $14 million, excluding the impact of a curtailment charge.

Based on the expected $11 million increase to pension and postretirement expenses due to 2008 investment losses offset by $14 million of reductions for the February 2009 changes, the Company believes its 2009 pension and postretirement expenses will be slightly lower than 2008, excluding the impact of curtailment and special termination charges.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2008:

	Payments Due by Period
(dollars in millions)	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$1,883.7	$3.1	$127.2	$665.8	$1,087.6
Capital leases	54.3	7.1	25.1	11.7	10.4
Interest payments on long-term debt and capital leases (2)	920.3	110.7	240.9	224.2	344.5
Noncancelable operating lease obligations	83.6	15.0	26.6	22.3	19.7
Purchase obligations (3)	102.7	102.7	—	—	—
Pension and postretirement benefits obligations (4)	338.0	32.2	73.9	84.6	147.3
Other noncurrent liabilities (5)	37.0	3.5	6.8	11.9	14.8
Acquisitions (6)	3.7	0.9	0.3	0.2	2.3

Total	$3,423.3	$275.2	$500.8	$1,020.7	$1,626.6

(1)	Long-term debt excludes net unamortized premiums and the fair value adjustment associated with the Company’s interest rate swaps.
(2)	Interest payments on long-term debt and capital leases include interest obligations on both fixed and variable rate debt, assuming no early payment of debt in future periods. The Company used the interest rate forward curve at December 31, 2008 to compute the amount of the contractual obligation for interest payments on variable rate debt and interest rate swaps.
(3)	Purchase obligations primarily consist of amounts under open purchase orders.
(4)	Included in pension and postretirement benefit obligations are payments for the Company’s postretirement benefits, qualified pension plans, non-qualified pension plan and other employee retirement agreements. Amount for 2009 includes $24 million of expected cash contributions for postretirement benefits. Although the Company currently expects to continue operating the plans past 2009, its contractual obligation related to postretirement benefits only extends through the end of 2009. Amounts for 2009 through 2018 include $288 million of estimated cash contributions to its qualified pension plans, with $6 million expected to be contributed in 2009. The Company’s expected qualified pension plan contributions are based on current legislation and current actuarial assumptions, which include consideration of the substantial plan investment losses incurred during 2008, but do not include consideration of the actions taken in February 2009 to reduce pension and postretirement benefits. See “Future Operating Trends” for further discussion of these actions. Any other changes in the legislation or actuarial assumptions will also affect the expected contribution amount.
(5)	Includes contractual obligation payments primarily related to restructuring reserves, asset removal obligations, long-term disability obligations and liabilities for unrecognized tax benefits. Payment for unrecognized tax benefits is assumed to occur within three to five years.
(6)	Acquisitions payments primarily relate to the Lebanon telecommunications company acquisition. See Note 5 to the Consolidated Financial Statements for further discussion.

The contractual obligations table is presented as of December 31, 2008. The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

Other

Labor Contract

On January 31, 2008, the Company and the Communication Workers of America (“CWA”) reached a tentative agreement on a new three-year labor contract. The new agreement, which covers approximately 1,200 members of the CWA locals 4400 and 4401, was ratified by the local CWA membership on February 27, 2008 and includes the following:

•	Retains the current call center work as local Cincinnati jobs, restructures base pay for the call center employees, and implements a sales commission plan for eligible call center employees;

•	Creates a new wage, benefit and working condition agreement for bargaining unit employees hired on or after February 1, 2008;

•	Provides a cumulative 4.5% wage increase over the three years of the contract;

•	Maintains current healthcare plan designs with modest premium increases over the life of the contract, reflective of healthcare inflation;

•	Improves dental coverage by increasing the amounts covered under the plan for restorative services;

•	Increases pay-related pension credits by 3%; and

•	Offers an early retirement option to eligible bargaining unit employees.

Commitments and Contingencies

Commitments

Vendor Concentration

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), for billing, customer service, and other services. In 2004, the contract was extended to December 31, 2010. In 2008, the contract was further amended and the term was extended to December 31, 2013. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting and technical support services for the Company within CBT’s operating territory. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. The 2008 contract extension eliminated the Company’s minimum annual commitment beginning in 2009, which previously was $35 million reduced by 5% each year starting in 2006. The Company paid $32.1 million, $32.3 million and $34.3 million under the contract in 2008, 2007 and 2006, respectively. On January 13, 2009, the Company entered into a Master Service Agreement extending to December 31, 2013, incorporating the aforementioned amendments and including, among other terms, increased service level commitment and reductions in certain rates commencing January 1, 2009.

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

In order to determine the fair value of the indemnity obligations, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. In 2006, the Company decreased the liability related to the indemnity obligations from $4.1 million to $1.2 million and recorded $2.9 million of income as a result of the expiration of certain warranties and guarantees. This income was included in “Gain on sale of broadband assets” in the Consolidated Statement of Operations. In 2008 and 2007, no representations or warranties expired.

Anthem Demutualization Claim

In November 2007, a class action complaint was filed in the United States District Court for the Southern District of Ohio against the Company and Wellpoint, Inc., formerly known as Anthem, Inc. The complaint alleged that the Company improperly received stock as a result of the demutualization of Anthem and that a class of insured persons should have received the stock instead. In February 2008, the Company filed a response in which it denied all liability and raised a number of defenses. In October 2008, the plaintiffs amended their complaint to narrow the scope of the purported class to persons covered by a fully insured Anthem policy between June 18 and November 2, 2001 and to include additional claims against Wellpoint Inc., but not the Company. In response, the Company filed a motion to dismiss the amended complaint. The court has not yet ruled on the Company’s motion. In November 2008, the plaintiffs filed a motion to consolidate five similar cases against Wellpoint Inc. and other employers who received stock as a result of the demutualization, which motion the Company has opposed. In February 2009, the Company filed a motion for summary judgment on all claims asserted against it. The Company believes that it has meritorious defenses and intends to vigorously defend this action. The Company does not currently believe this claim will have a material effect on its financial condition, operations or cash flows.

Other

At December 31, 2006, regulatory tax liabilities, net of expected refunds, related to exposures on past filing positions totaled $18.0 million. In the fourth quarter of 2008, the Company settled these issues and as a result recorded $10.2 million of income, which is presented as an “Operating tax settlement” in the Consolidated Statements of Operations.

Off-Balance Sheet Arrangements

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company (d) indemnities involving the representations and warranties in certain contracts and (e) outstanding letters of credit which totaled $25.6 million as of December 31, 2008. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make. Except for amounts recorded in relation to insured losses, the Company has not recorded a liability for these indemnities, commitments, and other guarantees in the Consolidated Balance Sheets, except as described in “Indemnifications Related to the Sale of Broadband Assets” above.

Warrants

As part of the March 2003 issuance of the 16% Senior Subordinated Discount Notes due 2009 (“16% Notes”), the purchasers of the 16% Notes received 17.5 million common stock warrants, which expire in March 2013, to purchase one share of Cincinnati Bell common stock at $3.00 each. Of the total gross proceeds received for the 16% Notes, $47.5 million was allocated to the fair value of the warrants using the Black-Scholes option-pricing model. This value less applicable issuance costs was recorded to “Additional paid-in capital” in the Consolidated Balance Sheet. There were no exercises of warrants in 2008, 2007, or 2006.

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

The discussion below addresses major judgments used in:

•	revenue recognition;

•	accounting for allowances for uncollectible accounts receivable;

•	reviewing the carrying values of goodwill and indefinite-lived intangible assets;

•	reviewing the carrying values of property, plant and equipment;

•	accounting for business combinations;

•	accounting for taxes;

•	accounting for pension and postretirement expenses; and

•	accounting for termination benefits.

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

Service revenue — The Company recognizes service revenue as services are provided. Revenue from local telephone, special access and data and internet product services, which are billed monthly prior to performance of service, and from prepaid wireless service, which is collected in advance, is not recognized upon billing or cash receipt but rather is deferred until the service is provided. Postpaid wireless, long distance, switched access and reciprocal compensation are billed monthly in arrears. The Company bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the last day of each billing cycle rarely coincides with the end of the Company’s reporting period for usage-based services such as postpaid wireless, long distance, and switched access, the Company must estimate service revenues earned but not yet billed. The Company bases its estimates upon historical usage and adjusts these estimates during the period in which the Company can determine actual usage, typically in the following reporting period.

Initial billings for Wireline service connection and activation are deferred and amortized into revenue on a straight-line basis over the average customer life. The associated connection and activation costs, to the extent of the upfront fees, are also deferred and amortized on a straight-line basis over the average customer life.

Data center and managed services consist primarily of recurring revenue streams from collocation, interconnection, and managed infrastructure services. These recurring revenue streams are billed monthly and recognized ratably over the term of the contract. Data center and managed services can also include revenues from non-recurring revenue streams such as installation revenues. Certain non-recurring installation fees, although generally paid in lump sum upon installation, are also deferred and recognized ratably over the term of the contract. Agreements with data center customers require certain levels of service or performance. Although the occurrence is rare, if the Company fails to meet these levels, customers may be able to receive service credits for their accounts. The Company records these credits against revenue when an event occurs that gives rise to such credits. In multi-year data center and managed services arrangements with increasing or decreasing monthly billings, revenues are recognized on a straight-line basis. Revenue for leased data center assets is also recognized on a straight-line basis over the contract term.

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

Products — The Company recognizes equipment revenue upon the completion of contractual obligations, such as shipment, delivery, installation, or customer acceptance. Wireless handset revenue and the related activation revenue are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Wireless equipment costs are also recognized upon handset sale and are in excess of the related handset and activation revenue.

The Company is a reseller of IT and telephony equipment and considers the criteria of Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” when recording revenue, such as title transfer, risk of product loss, and collection risk. Based on this guidance, these equipment revenues and associated costs have generally been recorded on a gross basis, rather than recording the revenues net of the associated costs. The Company benefits from vendor rebate plans, particularly rebates on hardware sold by Technology Solutions. If the rebate is earned and the amount determinable based on the sale of the product, the Company recognizes the rebate as an offset to costs of products sold upon sale of the related equipment to the customer.

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

The Company often is contracted to install the IT equipment that it sells. The revenue recognition guidance in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” is applied, which requires vendor specific objective evidence (“VSOE”) in order to recognize the IT equipment separate from the installation. The Company has customers to which it sells IT equipment without the installation service, customers to which it provides installation services without the IT equipment, and also customers to which it provides both the IT equipment and the installation service. As such, the Company has VSOE that permits the separation of the IT equipment from the installation services. The Company recognizes the IT equipment revenue upon completion of its contractual obligations, generally upon delivery of the IT equipment to the customer, and recognizes installation service revenue upon completion of the installation.

Pricing of local voice services is generally subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition, and other public policy issues. Various regulatory rulings and interpretations could result in increases or decreases to revenue in future periods.

Accounting for Allowances for Uncollectible Accounts Receivable — The Company established the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. The Company believes its allowance for uncollectible accounts is adequate based on these methods, as the Company has not had unfavorable experience with its estimation methods. However, if one or more of the Company’s larger customers were to default on its accounts receivable obligations or if general economic conditions in the Company’s operating area further deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established. Substantially all of the Company’s outstanding accounts receivable balances are with entities located within its geographic operating areas. Regional and national telecommunications companies account for the remainder of the Company’s accounts receivable balances. The Company has one large customer with receivables that represent 10% of the Company’s outstanding accounts receivable balances.

Reviewing the Carrying Values of Goodwill and Indefinite-Lived Intangible Assets — Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets not subject to amortization are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.

With respect to goodwill, the Company estimates the fair value of the respective reporting unit based on expected future cash flows generated by the reporting unit discounted at the appropriate weighted average cost of capital. The estimated fair value of the respective reporting units was higher than its carrying values, and, as such, there was no indication of impairment in 2008.

Indefinite-lived intangible assets consist of FCC licenses for spectrum and trademarks for the Wireless segment. The Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC. The fair value of the licenses, aggregated by geographical area, was determined by using the “Greenfield” method, an income-based approach. The fair value of the trademarks was determined by using the relief-from-royalty method, which estimates the present value of royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology. The fair values of the licenses and trademarks were higher than their respective carrying value, and, as such, there was no indication of impairment in 2008.

Changes in certain assumptions could have a significant impact on the impairment test for goodwill and indefinite-lived intangible assets. For example, a one percent change in the discount rate used to determine the fair value of the Wireless segment, which represents over 80% of the Company’s total goodwill and indefinite-lived assets, would result in a change in the fair value of this reporting unit by approximately $35 million.

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

The Company estimates the useful lives of plant and equipment in order to determine the amount of depreciation expense to be recorded during any reporting period. The majority of the Wireline segment plant and equipment is depreciated using the group method, which develops a depreciation rate annually based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. The estimated life of the group changes as the composition of the group of assets and their related lives change. Such estimated life of the group is based on historical experience with similar assets, as well as taking into account anticipated technological or other changes.

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

To satisfy increasing demand for existing voice minutes of use by customers as well as to provide enhanced data services such as streaming video, the Company constructed a 3G wireless network overlay to deploy on the AWS spectrum purchased in 2006. Due to this implementation, lives of certain GSM network assets were shortened, and depreciation has been accelerated based on the new useful life. The increase in depreciation due to this acceleration was approximately $1.3 million in the fourth quarter of 2006 and $5.2 million in 2007.

In 2008, Wireline segment recorded an asset impairment charge of $1.2 million related to software that is no longer being used.

If technological changes were to occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than expected, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation expense in future periods. Competition from new or more cost effective technologies could affect the Company’s ability to generate cash flow from its network-based services. This competition could ultimately result in an impairment of certain of the Company’s tangible or intangible assets. This could have a substantial impact on the operating results of the Company. A one-year decrease or increase in the useful life of these assets would increase or decrease annual depreciation expense by approximately $20 million.

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

As of December 31, 2008, the Company had $563.0 million in net deferred income taxes, which includes approximately $1.3 billion of federal tax net operating loss carryforwards, with a deferred tax asset value of approximately $439.1 million. The federal tax loss carryforwards are available to the Company to offset taxable income in current and future periods. The majority of the remaining tax loss carryforwards will expire between 2017 and 2023 and are not currently limited under U.S. tax laws. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Based on current income levels and anticipated future reversal of existing temporary differences, the Company expects to utilize its federal net operating loss carryforwards within their expiration periods.

In addition to the federal tax net operating loss carryforwards, the Company has state and local net operating loss carryforwards with a deferred tax asset value of approximately $66.0 million, alternative minimum tax credit carryforwards of approximately $12.2 million, and deferred tax temporary differences and other tax attributes of approximately $118.6 million. A valuation allowance of $72.9 million is provided at December 31, 2008 against certain state and local net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $5.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. At December 31, 2008 and 2007, the Company had a $15.6 million and a $14.8 million liability recorded for unrecognized tax benefits, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $15.3 million at December 31, 2008. The Company does not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2004. In 2007, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for 2004 to 2006. The IRS has completed its examination of the 2004 and 2005 tax years while 2006 is still under audit.

The Company recognizes accrued penalties related to unrecognized tax benefits in income tax expense. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. Accrued interest and penalties are insignificant at December 31, 2008 and December 31, 2007.

Refer to Note 12 to the Consolidated Financial Statements for further information regarding the Company’s income taxes.

Operating Taxes

The Company incurs certain operating taxes that are reported as expenses in operating income, such as property, sales, use and gross receipts taxes. These taxes are not included in income tax expense because the amounts to be paid are not dependent on the level of income generated by the Company. The Company also records expense against operating income for the establishment of liabilities related to certain operating tax audit exposures. These liabilities are established based on the Company’s assessment of the probability of payment. Upon resolution of an audit, any remaining liability not paid is released and increases operating income. The Company recognized an expense of $1.5 million in 2008, and income of $2.4 million in 2007 and $1.8 million in 2006 upon resolution of operating tax audits, net of new liabilities established.

The Company incurs federal regulatory taxes on certain revenue producing transactions. The Company is permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amount recorded as revenue for 2008, 2007, and 2006 was $16.6 million, $17.3 million, and $15.3 million, respectively. Excluding an operating tax settlement gain of $10.2 million in 2008, the amount expensed for 2008, 2007, and 2006 was $17.0 million, $18.2 million, and $20.0 million, respectively. The Company records all other taxes collected from customers on a net basis.

At December 31, 2006, regulatory tax liabilities, net of expected refunds, related to exposures on past filing positions totaled $18.0 million. In the fourth quarter of 2008, the Company settled these issues and as a result recorded $10.2 million of income, which is presented as an “Operating tax settlement” in the Consolidated Statements of Operations.

Accounting for Pension and Postretirement Expenses — In accounting for pension and postretirement expenses, the Company applies the accounting requirements of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the Company to recognize the funded status of its defined benefit pension and postretirement benefit plans on the consolidated balance sheet and recognize as a component of accumulated other comprehensive income (loss), net of tax, the gains or losses and prior service costs that arise during the period, but are not recognized as components of net periodic benefit cost.

The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain senior executives. The Company also provides health care and group life insurance benefits for eligible retirees. The Company’s measurement date for its pension and postretirement obligations is as of December 31st of each year. When changes to the plans occur during interim periods, the Company reviews the changes and determines if a remeasurement is necessary.

In August 2007, the Company announced changes to its pension and postretirement plans that reduce medical benefit payments by fixing the annual Company contribution for certain eligible retirees and that reduce life insurance benefits paid from these plans. Based on these changes, the Company determined that a remeasurement of its pension and postretirement obligations was necessary. The Company remeasured its pension and postretirement obligations in August 2007 using revised assumptions, including modified benefit payment assumptions reflecting the changes and a discount rate of 6.25%. These changes reduced the Company’s pension and postretirement obligations by approximately $74 million, reduced deferred tax assets for the related tax effect by $27 million, and increased equity by $47 million.

As a result of the new union labor agreement and curtailment charge in the first quarter of 2008, the Company remeasured its union pension and postretirement obligations using revised assumptions, including modified retiree benefit payment assumptions and a discount rate of 6.4%. As a result of the remeasurement, the Company’s pension and postretirement obligations were reduced by approximately $17 million, deferred tax assets were reduced for the related tax effect by $6 million, and equity was increased by $11 million.

As a result of the 2007 – 2008 restructuring plan, the Company determined curtailment charges were required due to the significant decrease in the expected future service years. In 2008, the curtailment charge for the union pension plan and union postretirement plan consisted of an increase in the benefit obligation of $2.2 million and $12.5 million, and the acceleration of unrecognized prior service cost of $0.9 million and a benefit of $0.1 million, respectively. In 2007, the curtailment charge for the management pension plan and management postretirement plan consisted of an increase in the benefit obligation of $1.9 million and $4.3 million, and the acceleration of an unrecognized prior service cost and transition obligation of a benefit of $1.0 million and cost of $1.2 million, respectively. See Note 3 to the Consolidated Financial Statements for further discussion related to the 2007 – 2008 restructuring plan.

Also related to the 2007-2008 restructuring plan, the Company incurred special termination benefit charges of $8.2 million in the fourth quarter of 2007 due to 105 management employees accepting these benefits. In the first quarter of 2008, the Company incurred an additional $22.1 million related to 284 union employees accepting special termination benefits. The Company also recorded an additional $4.9 million of special termination benefits during 2008 related to remaining special termination benefits being amortized over the future service period for both the management and union employees. The Company will also amortize the remaining $2 million of special termination benefits in 2009. See Note 3 to the Consolidated Financial Statements for further discussion related to the 2007 – 2008 restructuring plan.

Due to the current credit and financial market crisis, the Company’s pension plan assets have incurred investment losses of approximately 23% for the year ended December 31, 2008. As a result, the Company recorded an increase to its unfunded pension and postretirement obligations of $123 million, increased deferred tax assets by $45 million, and reduced equity by $78 million. The Company expects the decreased plan assets, caused primarily by the 2008 investment losses, will, in and of itself, cause an approximate $11 million increase to its pension and postretirement expenses in 2009. See “Future Operating Trends” for further discussion of pension and postretirement benefits expense in 2009.

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

Discount rate

A discount rate is used to measure the present value of the benefit obligations. The Company determines the discount rate for each plan individually. In determining the selection of a discount rate, the Company estimates the timing and expected future benefit payment, and applies a yield curve developed to reflect yields available on high-quality bonds. Based on the analysis, the discount rate was set at 6.25%, 6.20%, and 5.75% for all of the plans as of December 31, 2008, 2007 and 2006, respectively.

Expected rate of return

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the the mix of investments held directly by the plans, which is generally 60% equities and 40% bonds, and the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. To the extent the Company changed its estimate of the expected long-term rate of return on plan assets, there would be an impact on pension expense or income and the associated net liability or asset. The Company uses an assumed long-term rate of return of 8.25% for the Company’s pension and postretirement trusts. Actual asset returns for the pension trusts, which represent over 90% of invested assets, were a loss of 23% in 2008 and gains of 7% in 2007 and 13% in 2006. In its pension calculations, the Company utilizes the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and consistent manner. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.

Health care cost trend

The Company’s health care cost trend rate is developed on historical cost data, the near-term outlook, and an assessment of likely long-term trends. The health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2008 was 9% and is assumed to decrease gradually to 4.5% by the year 2014.

The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact assets, liabilities, equity, cash flow, costs of services and products, and selling, general and administrative expenses.

The following table represents the sensitivity of changes in certain assumptions related to the Company’s pension and postretirement plans:

(dollars in millions)	% Point Change	Pension Benefits		Postretirement and Other Benefits
		Increase/ (Decrease) in Obligation	Increase/ (Decrease) in Expense	Increase/ (Decrease) in Obligation	Increase/ (Decrease) in Expense
Discount rate	+/-0.5%	$16.2/(16.2)	$0.2/(0.2)	$12.7/(11.8)	$0.3/(0.3)
Expected return on assets	+/-0.5%	n/a	$2.1/(2.1)	n/a	$0.1/(0.1)
Health care cost trend rate	+/-1.0%	n/a	n/a	$14.4/(12.8)	$1.1/(0.9)

At December 31, 2008, the Company had unrecognized actuarial net losses of $189.8 million for the pension plans and $86.3 million for the postretirement and other benefit plans. The unrecognized net losses have been primarily generated by changes in previous years related to discount rates, asset return differences and actual health care costs. Because gains and losses reflect refinements in estimates as well as real changes in economic values and because some gains in one period may be offset by losses in another or vice versa, the Company is not required to recognize these gains and losses in the period that they occur. Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, the Company amortizes the excess over the average remaining service period of active employees (approximately 15 years on average) expected to receive benefits under the plan.

Accounting for Termination Benefits — The Company has written severance plans covering both its management and union employees and, as such, accrues probable and estimable employee separation liabilities in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43.” These liabilities are based on the Company’s historical experience of severance, historical costs associated with severance, and management’s expectation of future severance. As of December 31, 2008, the Company has $8.0 million of employee separation liabilities related to the 2007 – 2008 restructuring plan. This represents severance costs for employees over the next five years that are primarily related to the Company’s need to downsize its Wireline operations to conform to the decreased access lines being served by the Company.

When employee terminations occur, the Company considers the guidance in SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The Company offered and, by December 31, 2007, 105 management employees accepted special termination benefits totaling $12 million, of which the Company determined $8.2 million had been earned through December 31, 2007. In February 2008, the Company reached agreement with its union workforce on a new three-year labor agreement. As part of this agreement, the Company offered and, by March 31, 2008, 284 union employees accepted special termination benefits totaling $25 million, of which the Company determined $22.1 million had been earned through March 31, 2008. Remaining special termination benefits for both the union and management employees are subject to future service requirements as determined by the Company. The Company amortized $4.9 million of the remaining termination benefits in 2008 with the remaining $2 million to be amortized in 2009.

The Company also considers whether employee terminations give rise to a pension and postretirement curtailment charge under SFAS No. 88. The Company’s policy is that terminations in a calendar year involving 10% or more of the plan’s expected future service years result in a curtailment of the pension or postretirement plan. Terminations from the 2007-2008 restructuring plan resulted in curtailments for both the management and union pension and postretirement plans totaling a charge of $21.9 million.

See Note 3 to the Consolidated Financial Statements for further discussion on the Company’s restructuring plans.

Regulatory Matters and Competitive Trends

Federal — The Telecommunications Act of 1996 was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. Since 1996, federal regulators have considered a multitude of proceedings ostensibly aimed at fulfilling the goals of the Act, and this process is continuing through numerous proceedings currently before the FCC and the federal courts. Although the Act called for a deregulatory framework, the FCC’s approach has been to maintain significant regulatory restraints on the traditional incumbent local exchange carriers while opening up opportunities for new competitive entrants and new services with minimal regulation such as broadband services and VoIP providers. While Cincinnati Bell has expanded beyond its incumbent local exchange operations by offering wireless, long distance, broadband service, internet access and out-of-territory competitive local exchange services, a significant portion of its revenue is still derived from its traditional local exchange services. The financial impact of the various federal proceedings will depend on many factors including the extent of competition in our market and the timing and outcome of the FCC’s decisions and any appeals from those decisions.

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

Special Access

In early 2005, the FCC opened a proceeding to review the current special access pricing rules. Under the existing rules, CBT’s special access services are subject to price cap regulation with no earnings cap. This ongoing proceeding reexamines the entire special access pricing structure, including whether or not to reinstate an earnings cap. In 2007, the FCC invited interested parties to update the record.

VoIP

In 2004, the FCC declared that VoIP services are interstate services and purported to preempt state regulation. Since then, the FCC has considered several petitions asking it to rule on whether and under what circumstances voice services utilizing Internet Protocol (IP) are subject to access charges. It has ruled that peer-to-peer internet voice services that do not use the public switched telephone network (“PSTN”) are not subject to access charges. Separately, it has ruled that services that originate and terminate on the PSTN but employ “IP” in the middle are subject to access charges. The FCC is still considering other VoIP petitions, including one that seeks to exempt from access charges calls that originate using VoIP, but terminate on the PSTN. In addition, the FCC is considering a broader rulemaking proceeding to determine the regulatory status of IP-enabled services generally. The FCC has expanded 911, universal service funding, and local number portability requirements to interconnected VoIP providers.

Universal Service

The federal Universal Service Fund is currently funded via an assessment on all telecommunications carriers’ and interconnected VoIP providers’ interstate end-user revenue. The FCC is currently considering alternatives to this method of funding. Some of the alternatives being considered include switching to an assessment based on telephone numbers and connections. Any such alteration could result in a change in the manner in which carriers recover their contributions from end users.

Broadband Internet Access

In an order adopted in 2005, the FCC provided wireline carriers the option of offering broadband internet access as a non-regulated information service (comparable treatment to cable modem internet access) or as a regulated telecommunications service. In 2007 CBT elected the non-regulated information service designation for its broadband internet access service. In 2007, the FCC ruled that wireless broadband service is also a non-regulated information service on the same regulatory footing as other broadband services, such as cable modem service and wireline DSL service.

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

State—Because CBT generates the majority of its revenue from the operation of its public switched telephone network, its financial results follow no particular seasonal pattern. CBT does derive a significant portion of its revenue from pricing plans that are subject to regulatory overview and approval. In both Ohio and Kentucky, CBT operates under alternative regulation plans in which CBT is subject to restrictions on its ability to increase the price of basic local service and related services. In return, CBT is not subject to an earnings cap or recapture in Ohio, as it would if regulated under a traditional regulatory plan based upon a targeted rate of return. CBT has operated under alternative regulation plans since 1994 during which price increases and enhanced flexibility for a limited number of services have partially offset the effect of fixed pricing for basic local service and reduced pricing for other, primarily wholesale services.

In June 2004, CBT adopted a new alternative regulation plan in Ohio, which, although similar to its previous plan, gives CBT the option to remain in the alternative regulation plan indefinitely. Statutory changes enacted by the Ohio General Assembly in August 2005 gave the PUCO the authority to provide ILECs with pricing flexibility for basic local rates upon a showing that consumers have sufficient competitive alternatives

(House Bill 218). Since that time, the Company applied for and received authority from the PUCO to increase its rates for basic local exchange service in half of its Ohio exchanges. CBT implemented rate increases for basic local exchange service in its two large exchanges beginning in January 2007.

Ohio Cable Franchise

Ohio statewide video service authorization legislation was introduced on March 15, 2007 and signed by the Governor on May 9, 2007. This legislation allows the Company to apply for one statewide video franchise agreement rather than negotiating individual agreements with all local entities in Ohio. The Act holds no build-out requirements for the Company, allows for no on-going additional fees above the federally authorized 5% and holds PEG requirements to a minimum. On October 31, 2007, CBET applied for statewide video service authorization which was granted in December 2007. CBET is now authorized to provide service in our self-described territory with only 10-day notification to the municipality and other providers. The authorization can be amended to include additional territory upon notification to the state. Individual franchise agreements are required in Kentucky and the Company initiated discussions with local jurisdictions in March 2008. Four agreements were reached in 2008, and others are pending approval by the remaining local jurisdictions.

Recently Issued Accounting Standards

FASB Staff Position (“FSP”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” was issued in December 2008. It expands the disclosures required by SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to discuss the assumptions and risks used to compute the fair value of each category of plan assets. FSP No. 132(R)-1 becomes effective for fiscal years ending after December 15, 2009. Early adoption is permitted. As this statement relates only to disclosure, it will not have a financial impact on the Company.

In June 2008, the FASB issued FSP No. EITF 08-3, “Accounting by Lessees for Maintenance Deposits.” This issue applies to deposits made by a lessee to the lessor that are refunded to the lessee only to the extent that the lessee performs specified maintenance on the leased asset. The lessee should expense or capitalize maintenance costs according to its maintenance accounting policy when maintenance of the leased asset is performed. When a lessee determines that it is less than probable that an amount on deposit will be returned, the lessee should recognize that amount as an additional expense. FSP No. EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years. The Company expects the impact of this statement to be immaterial to the Company’s financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Retrospective application to all periods presented is required and early application is prohibited. The Company expects the impact of FSP EITF 03-6-1 to be immaterial to the Company’s financial statements.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”),” was issued in May 2008. SFAS No. 162 reorganizes the GAAP hierarchy to provide a consistent framework for determining the accounting principles that should be used when preparing U.S. GAAP financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have any impact on the Company’s financial statements.

FSP No. 142-3, “Determination of the Useful Life of Intangible Assets,” was issued in April 2008. It amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company expects the impact of this statement to be immaterial to the Company’s financial statements.

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

SFAS No. 141(R), “Business Combinations,” was issued in December 2007. SFAS No. 141(R) requires that, upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be presented at fair value at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS No. 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS No. 141(R) is effective for the first fiscal year beginning after December 15, 2008. The Company will apply this standard to business combinations that occur after December 31, 2008.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” was issued in December 2007. SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS No. 160, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries, and there will be separate disclosure on the face of the income statement of the attribution of income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS No. 160 will be effective for the first fiscal year beginning on or after December 15, 2008, and earlier application is prohibited. SFAS No. 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. The Company expects the impact of this statement to be immaterial to the Company’s financial statements.

SFAS No. 157, “Fair Value Measurements,” was issued in September 2006. The objective of the Statement is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. The Company has adopted the provisions of SFAS No. 157 related to financial instruments as of January 1, 2008. Refer to Note 8 to the Consolidated Financial Statements for further information. As permitted by FSP 157-2, “Effective Date of FASB Statement No. 157,” implementation of SFAS No. 157 to non-financial assets and liabilities has been deferred until interim and annual periods beginning after November 15, 2008. The Company expects the impact of this statement to be immaterial to the Company’s financial statements.

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

Actual results may differ materially from those expressed or implied in forward-looking statements. The following important factors could cause or contribute to actual results being materially different from those described or implied by such forward-looking statements including, but not limited to:

•	changing market conditions and growth rates within the telecommunications industry or generally within the overall economy;

•	changes in competition in markets in which the Company operates;

•	pressures on the pricing of the Company’s products and services;

•	advances in telecommunications technology;

•	the ability to generate sufficient cash flow to fund the Company’s business plan and maintain its networks;

•	the ability to refinance the Company’s indebtedness when required on commercially reasonable terms;

•	changes in the telecommunications regulatory environment;

•	changes in the demand for the services and products of the Company;

•	the demand for particular products and services within the overall mix of products sold, as the Company’s products and services have varying profit margins;

•	the Company’s ability to introduce new service and product offerings in a timely and cost effective basis;

•	work stoppages caused by labor disputes;

•	restrictions imposed under various credit facilities and debt instruments;

•	the Company’s ability to attract and retain highly qualified employees; and the Company’s ability to access capital markets and the successful execution of restructuring initiatives.

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

In 2004 and 2005, the Company entered into a series of fixed-to-variable long-term interest rate swaps (“long-term interest rate swaps”) with total notional amounts of $450 million that qualify for fair value hedge accounting. Fair value hedges offset changes in the fair value of underlying assets and liabilities. The long-term interest rate swaps at December 31, 2008 and 2007 are recorded at their fair value, and the carrying values of the underlying liabilities hedged (the 7% Senior Notes and 8 3 /8% Subordinated Notes) are adjusted by the same corresponding value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of the long-term interest rate swaps was an asset of $22.4 million and $2.9 million at December 31, 2008 and 2007, respectively. A hypothetical 10% change in market interest rates at December 31, 2008 and 2007 would change the fair value of the long-term interest rate swap contracts by approximately $3 million and $12 million, respectively. In December 2008, three counterparties exercised their right to call $200 million notional amount of long-term interest rate swaps for the 8 3/8% Subordinated Notes. A derivative asset of $8.4 million for the called swaps is included in “Prepaid expenses and other current assets” on the December 31, 2008 Consolidated Balance Sheet, and the $14.0 million derivative asset on the remaining long-term swaps is included in “Other noncurrent assets.” In January 2009, two additional counterparties exercised their right to call $50 million notional of long-term interest rate swaps for the 8 3/8% Subordinated Notes for total call proceeds of $2.1 million. In January and February 2009, the Company received $10.5 million of call premiums related to the terminated swaps.

In both May and July 2008, the Company entered into six-month interest rate swap contracts with notional amounts totaling $450 million each, which effectively fixed the floating interest rates for the second half of 2008 and the first half of 2009 on the long-term interest rate swaps. The Company did not designate these swaps as hedging instruments under SFAS No.133, which results in the change in the fair value of these instruments being recognized in earnings during each period. At December 31, 2008, the fair value of these interest rate swaps was a liability of $3.6 million with the corresponding value included in “Other expense (income), net” on the Consolidated Statement of Operations.

The following table sets forth the face amounts, maturity dates, and average interest rates for the fixed and variable-rate debt, excluding capital leases, net unamortized premiums, and the fair value adjustment related to the long-term interest rate swaps, held by the Company at December 31, 2008:

(dollars in millions)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed-rate debt:	$1.0	$0.2	—	—	$439.9	$1,087.6	$1,528.7	$1,218.1
Average interest rate on fixed-rate debt	4.3%	4.3%	—	—	7.3%	7.6%	7.5%	—
Variable-rate debt:	$2.1	$75.1	$51.9	$225.9	—	—	$355.0	$305.3
Average interest rate on variable-rate debt (1)	5.0%	4.8%	5.0%	4.6%	—	—	4.7%	—

(1)	Based on average rate in effect during 2008.

At December 31, 2007, the carrying value and fair value of fixed-rate debt was $1,635.8 million and $1,583.8 million, respectively. At December 31, 2007, the carrying value and fair value of variable-rate debt was $341.0 million and $335.1 million, respectively.

Including the impact of the $250 million notional amounts of long-term interest rate swaps that were not called in December 2008, approximately 70% of the Company’s indebtedness was based on fixed interest rates at December 31, 2008. Including the impact of the $450 million notional amounts of long-term interest rate swaps, approximately 60% of the Company’s indebtedness was based on fixed interest rates at December 31, 2007.

Item 8. Financial Statements and Supplementary Data

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

February 26, 2009

/s/ John F. Cassidy
John F. Cassidy
President and Chief Executive Officer

/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell Inc.

We have audited the internal control over financial reporting of Cincinnati Bell Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s adoption of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective December 31, 2006, and the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell Inc.

We have audited the accompanying consolidated balance sheets of Cincinnati Bell Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareowners’ equity (deficit) and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule (Schedule II). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cincinnati Bell Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective December 31, 2006. As discussed in Note 12 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 26, 2009

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Millions of Dollars, Except Per Share Amounts)

	Year Ended December 31,
	2008	2007	2006
Revenue
Services	$1,195.6	$1,155.4	$1,100.2
Products	207.4	193.2	169.9

Total revenue	1,403.0	1,348.6	1,270.1

Costs and expenses
Cost of services, excluding items below	425.4	408.5	384.8
Cost of products sold, excluding items below	214.4	201.2	183.5
Selling, general and administrative	285.0	265.9	244.2
Depreciation	149.0	147.1	138.6
Amortization	4.9	3.7	4.4
Shareholder claim settlement	—	—	6.3
Restructuring charges	28.1	39.8	3.4
Operating tax settlement	(10.2)	—	—
Asset impairment	1.2	—	—
Gain on sale of broadband assets	—	—	(7.6)

Total operating costs and expenses	1,097.8	1,066.2	957.6

Operating income	305.2	282.4	312.5
Interest expense	139.7	154.9	162.1
Loss (gain) on extinguishment of debt	(14.1)	0.7	0.1
Other expense (income), net	3.4	(3.1)	(4.3)

Income before income taxes	176.2	129.9	154.6
Income tax expense	73.6	56.7	68.3

Net income	102.6	73.2	86.3
Preferred stock dividends	10.4	10.4	10.4

Net income applicable to common shareowners	$92.2	$62.8	$75.9

Basic earnings per common share	$0.39	$0.25	$0.31

Diluted earnings per common share	$0.38	$0.24	$0.30

Weighted average common shares outstanding (millions)
Basic	237.5	247.4	246.8
Diluted	242.7	256.8	253.3

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.

CONSOLIDATED BALANCE SHEETS

(Millions of Dollars, Except Share Amounts)

	As of December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$6.7	$26.1
Receivables, less allowances of $18.0 and $17.1	164.9	176.5
Inventory, materials and supplies	28.9	31.2
Deferred income taxes, net	96.8	72.8
Prepaid expenses and other current assets	23.8	11.1

Total current assets	321.1	317.7
Property, plant and equipment, net	1,044.3	933.7
Goodwill	71.8	62.4
Intangible assets, net	126.0	121.2
Deferred income taxes, net	466.2	523.4
Other noncurrent assets	57.3	61.2

Total assets	$2,086.7	$2,019.6

Liabilities and Shareowners' Deficit
Current liabilities
Current portion of long-term debt	$10.2	$7.8
Accounts payable	110.8	105.5
Unearned revenue and customer deposits	44.5	47.4
Accrued taxes	17.7	15.2
Accrued interest	45.9	49.4
Accrued payroll and benefits	49.7	44.8
Other current liabilities	45.0	47.5

Total current liabilities	323.8	317.6
Long-term debt, less current portion	1,950.5	2,001.9
Pension and postretirement benefit obligations	434.6	291.7
Other noncurrent liabilities	87.1	76.0

Total liabilities	2,796.0	2,687.2

Commitments and contingencies

Shareowners' deficit
Preferred stock, 2,357,299 shares authorized; 155,250 (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2008 and 2007; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 228,496,896 and 256,652,787 shares issued; 227,881,835 and 248,357,332 outstanding at December 31, 2008 and 2007	2.3	2.6
Additional paid-in capital	2,695.3	2,922.7
Accumulated deficit	(3,356.5)	(3,459.1)
Accumulated other comprehensive loss	(177.1)	(115.9)
Common shares in treasury, at cost: 615,061 and 8,295,455 shares at December 31, 2008 and 2007	(2.7)	(147.3)

Total shareowners' deficit	(709.3)	(667.6)

Total liabilities and shareowners' deficit	$2,086.7	$2,019.6

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$102.6	$73.2	$86.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	149.0	147.1	138.6
Amortization	4.9	3.7	4.4
Gain on sale of broadband assets	—	—	(7.6)
Loss (gain) on extinguishment of debt	(14.1)	0.7	0.1
Provision for loss on receivables	19.7	15.2	14.0
Noncash interest expense	5.0	5.0	4.9
Deferred income tax expense, including valuation allowance change	67.7	51.7	62.4
Pension and other postretirement expense in excess of payments	61.4	19.2	28.1
Stock-based compensation	5.6	6.1	2.5
Other, net	1.3	(2.1)	(5.1)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in receivables	(7.4)	(27.8)	(15.0)
Increase in inventory, materials, supplies, prepaids and other current assets	—	(7.3)	(6.2)
Increase in accounts payable	15.8	19.8	4.1
Increase (decrease) in accrued and other current liabilities	(16.4)	(28.7)	23.3
Decrease (increase) in other noncurrent assets	1.2	(0.7)	0.5
Increase (decrease) in other noncurrent liabilities	7.6	33.7	(0.6)

Net cash provided by operating activities	403.9	308.8	334.7

Cash flows from investing activities
Capital expenditures	(230.9)	(233.8)	(151.3)
Acquisitions of businesses and remaining minority interest in CBW	(21.6)	(23.6)	(86.7)
Return of deposit and (purchase/deposit) of wireless licenses	1.6	(4.4)	(37.1)
Proceeds from sale of investment	—	—	5.7
Proceeds from sale of broadband assets	—	—	4.7
Other, net	0.4	(1.7)	4.7

Net cash used in investing activities	(250.5)	(263.5)	(260.0)

Cash flows from financing activities
Issuance of long-term debt	23.0	75.6	—
Net change in credit facility with initial maturities less than 90 days	(2.0)	55.0	—
Repayment of debt	(105.7)	(219.1)	(13.3)
Debt issuance costs and consent fees	(0.3)	(1.3)	—
Issuance of common shares — exercise of stock options	0.3	2.5	1.9
Preferred stock dividends	(10.4)	(10.4)	(10.4)
Common stock repurchase	(76.8)	—	—
Other	(0.9)	(0.9)	0.8

Net cash used in financing activities	(172.8)	(98.6)	(21.0)

Net increase (decrease) in cash and cash equivalents	(19.4)	(53.3)	53.7
Cash and cash equivalents at beginning of year	26.1	79.4	25.7

Cash and cash equivalents at end of year	$6.7	$26.1	$79.4

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in Millions)

	6 3/4% Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2005	3.1	$129.4	255.0	$2.6	$2,929.9	$(3,604.5)	$(49.6)	(7.9)	$(145.5)	$(737.7)

Adjustment to opening accumulated deficit, net of taxes of $5.2	—	—	—	—	—	(9.0)	—	—	—	(9.0)

Net income	—	—	—	—	—	86.3	—	—	—	86.3
Additional minimum pension liability adjustment, net of taxes of ($1.4)	—	—	—	—	—	—	2.2	—	—	2.2

Comprehensive income										88.5
Shares issued (purchased) under employee plans and other	—	—	0.7	—	2.1	—	—	(0.3)	(1.3)	0.8
Stock-based compensation	—	—	—	—	2.5	—	—	—	—	2.5
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)
Adjustment to initially apply SFAS No. 158, net of taxes of $73.3	—	—	—	—	—	—	(127.1)	—	—	(127.1)
Other	—	—	—	—	0.8	—	—	—	—	0.8

Balance at December 31, 2006	3.1	129.4	255.7	2.6	2,924.9	(3,527.2)	(174.5)	(8.2)	(146.8)	(791.6)

Adjustment to opening accumulated deficit to initially apply FIN No. 48	—	—	—	—	—	(5.1)	—	—	—	(5.1)

Net income	—	—	—	—	—	73.2	—	—	—	73.2
Amortization of pension and postretirement costs, net of taxes of ($7.0)	—	—	—	—	—	—	12.2	—	—	12.2
Remeasurement of pension and postretirement liabilities and other, net of taxes of ($27.1)	—	—	—	—	—	—	46.4	—	—	46.4

Comprehensive income										131.8
Shares issued (purchased) under employee plans and other	—	—	1.0	—	2.1	—	—	(0.1)	(0.5)	1.6
Stock-based compensation	—	—	—	—	6.1	—	—	—	—	6.1
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2007	3.1	129.4	256.7	2.6	2,922.7	(3,459.1)	(115.9)	(8.3)	(147.3)	(667.6)

Net income	—	—	—	—	—	102.6	—	—	—	102.6
Amortization of pension and postretirement costs, net of taxes of ($3.6)	—	—	—	—	—	—	6.3	—	—	6.3
Remeasurement of pension and postretirement liabilities and other, net of taxes of $39.8	—	—	—	—	—	—	(67.5)	—	—	(67.5)

Comprehensive income										41.4
Shares issued under employee plans	—	—	0.5	—	0.3	—	—	—	—	0.3
Shares purchased under employee plans and other	—	—	(0.3)	—	(1.2)	—	—	(0.1)	(0.6)	(1.8)
Stock-based compensation	—	—	—	—	5.6	—	—	—	—	5.6
Repurchase of shares	—	—	—	—	—	—	—	(20.6)	(76.8)	(76.8)
Retirement of shares	—	—	(28.4)	(0.3)	(221.7)	—	—	28.4	222.0	—
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2008	3.1	$129.4	228.5	$2.3	$2,695.3	$(3,356.5)	$(177.1)	(0.6)	$(2.7)	$(709.3)

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies

Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company”) provides diversified telecommunications services through businesses in three segments: Wireline, Wireless, and Technology Solutions. See Note 14 for information on the Company’s reportable segments.

The Company generates a large portion of its revenue by serving customers in the Greater Cincinnati and Dayton, Ohio areas. An economic downturn or natural disaster occurring in this limited operating territory could have a disproportionate effect on the Company’s business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas.

Additionally, since approximately 35% of the Company’s workforce is party to collective bargaining agreements, which expire in 2011, a dispute or failed renegotiation of the collective bargaining agreements could have a material adverse effect on the business.

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

Accounts Receivables — Accounts receivables consist principally of trade receivables from customers and are generally unsecured and due within 30 days. The Company has one large customer with receivables that represent 10% of the Company’s outstanding accounts receivable balances. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2008 and 2007, unbilled receivables totaled $27.7 million and $28.9 million, respectively. Expected credit losses related to trade receivables are recorded as an allowance for uncollectible accounts in the Consolidated Balance Sheets. The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for uncollectible accounts.

Inventory, Materials and Supplies — Inventory, materials and supplies consists of wireless handsets, wireline network components, various telephony and IT equipment to be sold to customers, maintenance inventories, and other materials and supplies, which are carried at the lower of average cost or market.

Property, Plant and Equipment — Property, plant and equipment is stated at original cost and presented net of accumulated depreciation and impairment charges. Most of the Wireline network property, plant and equipment used to generate its voice and data revenue is depreciated using the group method, which develops a depreciation rate annually based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. The estimated life of the group changes as the composition of the group of assets and their related lives change. Provision for depreciation of other property, plant and equipment, other than leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life or the term of the lease, including option renewal periods if renewal of the lease is reasonably assured.

Additions and improvements, including interest and certain labor costs incurred during the construction period, are capitalized, while expenditures that do not enhance the asset or extend its useful life are charged to operating expenses as incurred. Capitalized interest for 2008, 2007, and 2006 was $3.1 million, $3.6 million, and $1.0 million, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired and recorded in connection with business acquisitions. Indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) licenses for wireless spectrum and trademarks of the Wireless segment. The Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC.

Goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. The impairment test for goodwill involves comparing the estimated fair value of the reporting unit based on discounted future cash flows to the unit’s carrying value. The impairment test for indefinite-lived intangibles consists of comparing the estimated fair value of the intangible asset, aggregated by geographical area in the case of the FCC licenses, to its carrying value. For each intangible tested, the carrying values were lower than the estimated fair values, and no impairment charges were recorded in 2008, 2007, and 2006.

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

In 2008, the Wireline segment recorded an asset impairment charge of $1.2 million related to software that is no longer being used.

Investments — The Company has certain investments that do not have readily determinable fair market values. Investments over which the Company exercises significant influence are recorded under the equity method. At December 31, 2008 and 2007, the Company had no equity method investments. Investments in which the Company owns less than 20% and cannot exercise significant influence over the investee operations are recorded at cost. The carrying value of these investments was approximately $2.2 million and $2.3 million as of December 31, 2008 and 2007, respectively, and was included in “Other noncurrent assets” in the Consolidated Balance Sheets. Investments are reviewed annually for impairment. If the carrying value of the investment exceeds its estimated fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference. The Company estimates fair value using external information and discounted cash flow analyses. In 2007, the Company received a one-time dividend of $1.9 million from a cost investment. During 2006, the Company sold a cost investment and recorded a gain of $3.2 million. These gains are included in “Other expense (income), net” in the Consolidated Statements of Operations.

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

Service revenue — The Company recognizes service revenue as services are provided. Revenue from local telephone, special access and data and internet product services, which are billed monthly prior to performance of service, and from prepaid wireless service, which is collected in advance, is not recognized upon billing or cash receipt but rather is deferred until the service is provided. Postpaid wireless, long distance, switched access and reciprocal compensation are billed monthly in arrears. The Company bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the last day of each billing cycle rarely coincides with the end of the Company’s reporting period for usage-based services such as postpaid wireless, long distance, and switched access, the Company must estimate service revenues earned but not yet billed. The Company bases its estimates upon historical usage and adjusts these estimates during the period in which the Company can determine actual usage, typically in the following reporting period.

Initial billings for Wireline service connection and activation are deferred and amortized into revenue on a straight-line basis over the average customer life. The associated connection and activation costs, to the extent of the upfront fees, are also deferred and amortized on a straight-line basis over the average customer life.

Data center and managed services consist primarily of recurring revenue streams from collocation, interconnection, and managed infrastructure services. These recurring revenue streams are billed monthly and recognized ratably over the term of the contract. Data center and managed services can also include revenues from non-recurring revenue streams such as installation revenues. Certain non-recurring installation fees, although generally paid in lump sum upon installation, are also deferred and recognized ratably over the term of the contract. Agreements with data center customers require certain levels of service or performance. Although the occurrence is rare, if the Company fails to meet these levels, customers may be able to receive service credits for their accounts. The Company records these credits against revenue when an event occurs that gives rise to such credits. In multi-year data center and managed services arrangements with increasing or decreasing monthly billings, revenues are recognized on a straight-line basis. Revenue for leased data center assets is also recognized on a straight-line basis over the contract term.

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

Products — The Company recognizes equipment revenue upon the completion of contractual obligations, such as shipment, delivery, installation, or customer acceptance, as appropriate. Wireless handset revenue and the related activation revenue are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Wireless equipment costs are also recognized upon handset sale, and are in excess of the related handset and activation revenue.

The Company is a reseller of IT and telephony equipment and considers the criteria of Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” when recording revenue, such as title transfer, risk of product loss, and collection risk. Based on this guidance, these equipment revenues and associated costs have generally been recorded on a gross basis, rather than recording the revenues net of the associated costs. The Company benefits from vendor rebate plans, particularly rebates on hardware sold by Technology Solutions. If the rebate is earned and the amount is determinable based on the sale of the product, the Company recognizes the rebate as an offset to costs of products sold upon sale of the related equipment to the customer.

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

The Company often is contracted to install the IT equipment that it sells. The revenue recognition guidance in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” is applied, which requires vendor specific objective evidence (“VSOE”) in order to recognize the IT equipment separate from the installation. The Company has customers to which it sells IT equipment without the installation service, customers to which it provides installation services without the IT equipment, and also customers to which it provides both the IT equipment and the installation services. As such, the Company has VSOE that permits the separation of the IT equipment from the installation services. The Company recognizes revenue from the sale of the IT equipment upon completion of its contractual obligations, generally upon delivery of the IT equipment to the customer, and recognizes installation service revenue upon completion of the installation.

Pricing of local voice services is generally subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition, and other public policy issues. Various regulatory rulings and interpretations could result in increases or decreases to revenue in future periods.

Advertising — Costs related to advertising are expensed as incurred and amounted to $25.1 million, $26.4 million, and $25.9 million in 2008, 2007, and 2006, respectively.

Legal Expenses — Legal costs incurred in connection with loss contingencies are expensed as incurred.

Income and Operating Taxes — The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. Deferred investment tax credits are being amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment. At December 31, 2008, the Company has $563.0 million of deferred income taxes, net in the Consolidated Balance Sheet. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $5.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. At December 31, 2008 and 2007, the Company had a $15.6 million and $14.8 million liability recorded for unrecognized tax benefits, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $15.3 million at December 31, 2008. The Company does not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year. Refer to Note 12 of the Consolidated Financial Statements for further discussion related to income taxes.

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

The Company incurs federal regulatory taxes on certain revenue producing transactions. The Company is permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amount recorded as revenue for 2008, 2007, and 2006 was $16.6 million, $17.3 million, and $15.3 million, respectively. Excluding an operating tax settlement gain of $10.2 million in 2008, the amount expensed for 2008, 2007, and 2006 was $17.0 million, $18.2 million, and $20.0 million, respectively. The Company records all other taxes collected from customers on a net basis.

At December 31, 2006, regulatory tax liabilities, net of expected refunds, related to exposures on past filing positions totaled $18.0 million. In the fourth quarter of 2008, the Company settled these issues and as a result recorded $10.2 million of income, which is presented as an “Operating tax settlement” in the Consolidated Statements of Operations.

Stock-Based Compensation — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” the Company values all share-based payments to employees, including grants of employee stock options, at fair value on the date of grant and expenses this amount over the applicable vesting period. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective application method.

The fair value of stock options is determined using the Black-Scholes option-pricing model using assumptions such as volatility, risk-free interest rate, holding period and dividends. The fair value of stock awards is based on the Company’s share price on the date of grant. For all share-based payments, an assumption is also made for the estimated forfeiture rate based on the historical behavior of employees. The forfeiture rate reduces the total fair value of the awards to be recognized as compensation expense. The Company’s policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. Refer to Note 13 of the Consolidated Financial Statements for further discussion related to stock-based compensation.

Employee Benefit Plans — As more fully described in Note 9, the Company maintains qualified and unqualified defined benefit pension plans, and also provides postretirement healthcare and life insurance benefits for eligible employees. Effective December 31, 2006, the Company adopted SFAS No. 158 and recognizes the overfunded or underfunded status of its defined benefit pension and other postretirement benefit plans as either an asset or liability in its Consolidated Balance Sheets and recognizes changes in the funded status in the year in which the changes occur as a component of comprehensive income. Pension and postretirement healthcare and life insurance benefits earned during the year and interest on the projected benefit obligations are accrued and recognized currently in net periodic benefit cost. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive the benefits. Net gains or losses resulting from differences between actuarial experience and assumptions or from changes in actuarial assumptions are recognized as a component of annual net periodic benefit cost. Unrecognized actuarial gains or losses that exceed 10% of the projected benefit obligation are amortized on a straight-line basis over the average remaining service life of active employees (approximately 15 years on average).

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

The Company accrues for special termination benefits upon acceptance by an employee of any voluntary termination offer in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Also, the Company considers whether employee terminations give rise to a pension and postretirement curtailment charge under SFAS No. 88 and SFAS No. 106. The Company’s policy is that terminations in a calendar year involving 10% or more of the plan’s expected future service years will result in a curtailment of the pension or postretirement plan.

See Note 3 of the Consolidated Financial Statements for further discussion of the Company’s restructuring plans.

Derivative Financial Instruments — The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company employs derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements, a particular type of derivative financial instrument, involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The Company has long-term interest rate swaps that qualify as fair value hedges and are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Fair value hedges offset changes in the fair value of underlying assets and liabilities.

The Company also has short term interest rate swap contracts which are not designated as hedging instruments under SFAS No. 133. As a result, the change in the fair value of these instruments is recognized in earnings during each period in “Other expense (income), net” on the Consolidated Statement of Operations.

To the extent an interest swap contract is terminated that was designated as a fair value hedge, the realized gain or loss on the terminated swap contract is amortized to “Interest expense” on the Consolidated Statements of Operations over the remaining term of the underlying hedged item.

Treasury shares — The repurchase of common shares is recorded at purchase cost as treasury shares. The Company’s policy is to retire, either formally or constructively, treasury shares that the Company anticipates will not be reissued. Upon retirement, the amount of the treasury shares average purchase price that exceeds par value is recorded as a reduction to “Additional paid-in capital” in the Consolidated Balance Sheets.

Recently Issued Accounting Standards

FASB Staff Position (“FSP”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” was issued in December 2008. It expands the disclosures required by SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to discuss the assumptions and risks used to compute the fair value of each category of plan assets. FSP No. 132(R)-1 becomes effective for fiscal years ending after December 15, 2009. Early adoption is permitted. As this statement relates only to disclosure, it will not have a financial impact on the Company.

In June 2008, the FASB issued FSP No. EITF 08-3, “Accounting by Lessees for Maintenance Deposits.” This issue applies to deposits made by a lessee to the lessor that are refunded to the lessee only to the extent that the lessee performs specified maintenance on the leased asset. The lessee should expense or capitalize maintenance costs according to its maintenance accounting policy when maintenance of the leased asset is performed. When a lessee determines that it is less than probable that an amount on deposit will be returned, the lessee should recognize that amount as an additional expense. FSP No. EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years. The Company expects the impact of this statement to be immaterial to the Company’s financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Retrospective application to all periods presented is required and early application is prohibited. The Company expects the impact of FSP EITF 03-6-1 to be immaterial to the Company’s financial statements.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”),” was issued in May 2008. SFAS No. 162 reorganizes the GAAP hierarchy to provide a consistent framework for determining the accounting principles that should be used when preparing U.S. GAAP financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have any impact on the Company’s financial statements.

FSP No. 142-3, “Determination of the Useful Life of Intangible Assets,” was issued in April 2008. It amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company expects the impact of this statement to be immaterial to the Company’s financial statements.

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

SFAS No. 141(R), “Business Combinations,” was issued in December 2007. SFAS No. 141(R) requires that, upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be presented at fair value at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS No. 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS No. 141(R) is effective for the first fiscal year beginning after December 15, 2008. The Company will apply this standard to business combinations that occur after December 31, 2008.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” was issued in December 2007. SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS No. 160, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries, and there will be separate disclosure on the face of the income statement of the attribution of income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS No. 160 will be effective for the first fiscal year beginning on or after December 15, 2008, and earlier application is prohibited. SFAS No. 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. The Company expects the impact of this statement to be immaterial to the Company’s financial statements.

SFAS No. 157, “Fair Value Measurements,” was issued in September 2006. The objective of the Statement is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. The Company has adopted the provisions of SFAS No. 157 related to financial instruments as of January 1, 2008. Refer to Note 8 to the Consolidated Financial Statements for further information. As permitted by FSP 157-2, “Effective Date of FASB Statement No. 157,” implementation of SFAS No. 157 to non-financial assets and liabilities has been deferred until interim and annual periods beginning after November 15, 2008. The Company expects the impact of this statement to be immaterial to the Company’s financial statements.

2. Earnings Per Common Share

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

	Year Ended December 31,
(in millions, except per share amounts)	2008	2007	2006
Numerator:
Net income	$102.6	$73.2	$86.3
Preferred stock dividends	10.4	10.4	10.4

Numerator for basic and diluted EPS	$92.2	$62.8	$75.9

Denominator:
Denominator for basic EPS — weighted average common shares outstanding	237.5	247.4	246.8
Warrants	3.4	7.1	5.1
Stock-based compensation arrangements	1.8	2.3	1.4

Denominator for diluted EPS	242.7	256.8	253.3

Basic earnings per common share	$0.39	$0.25	$0.31

Diluted earnings per common share	$0.38	$0.24	$0.30

Potentially issuable common shares excluded from denominator for diluted EPS due to anti-dilutive effect	42.0	36.5	37.7

3. Restructuring Charges

2007 – 2008 Restructuring

Restructuring charges (dollars in millions)	Initial charge	Balance December 31, 2007	Income	Utilization	Balance December 31, 2008
Employee separation obligations	$22.9	$22.9	$(14.2)	$(0.7)	$8.0

In the fourth quarter of 2007, the Company announced a restructuring plan to reduce costs and increase operational efficiencies. As a result, the Company incurred a restructuring charge of $37.5 million in 2007 and $28.3 million in 2008, composed of the following:

•

Employee separation obligations — In the fourth quarter of 2007, the Company determined a need to reduce its headcount over the next five years to conform its Wireline operations to the decreased access lines being served by the Company. In the fourth quarter of 2007, the Company recorded severance liabilities of $22.9 million, based on the Company’s probable and estimable liabilities under its written severance plans, to reduce headcount to planned levels. As of December 31, 2007, the number of employees included in the severance liability excluded management retirements to occur as a result of the special termination pension and postretirement benefits accepted as of December 31, 2007. The number of employees included in the severance liability was not reduced for the union retirements to occur as a result of the special termination benefits agreed to in 2008 as this agreement did not occur until after December 31, 2007. However, as a result of 284 union employees accepting special termination benefits in 2008, the number of employees included in the severance liability was reduced in 2008. As a result, the Company decreased the severance liability by $14.2 million but increased the accrual for special termination benefits as discussed below.

•

Special termination benefits — The Company offered and, by December 31, 2007, 105 management employees accepted special termination benefits totaling $12 million. The Company determined that $8.2 million of these benefits had been earned through December 31, 2007 under SFAS No. 88, and this amount was therefore accrued as of December 31, 2007. In February 2008, the Company reached agreement with its union workforce on a new three-year labor agreement. As part of this agreement, the Company offered and, by March 31, 2008, 284 union employees accepted special termination benefits totaling $25 million. The Company determined that $22.1 million of these benefits had been earned through March 31, 2008, and this amount was therefore accrued as of March 31, 2008. Remaining special termination benefits for both union and management employees are subject to future service requirements as determined by the Company and will be amortized to expense over the future service period. The Company amortized $4.9 million of these remaining special termination benefit amounts in 2008 with the remaining $2 million to be amortized in 2009.

•

Pension and postretirement curtailment charges — Management terminations contemplated above represented 10% of plan service years for the management pension plan and 15% of plan service years for the management postretirement plan, resulting in a pension and postretirement plan curtailment charge of $6.4 million in the fourth quarter of 2007. Union terminations contemplated above represented approximately 11% of the plan service years for both the pension and postretirement plans, resulting in a curtailment charge of $15.5 million for the pension and postretirement plans in 2008.

For further discussion related to the special termination benefits and curtailment charges discussed above, see Note 9 to the Consolidated Financial Statements.

The restructuring expense in 2008 was associated with the Wireline segment for $27.1 million, Wireless for $0.5 million, and Technology Solutions for $0.7 million. The restructuring expense in 2007 was associated with the Wireline segment for $34.0 million, Wireless for $2.1 million, Technology Solutions for $1.0 million, and Corporate for $0.4 million. At December 31, 2008, $1.5 million of the reserve related to employee separation was included in “Other current liabilities,” and $6.5 million was included in “Other noncurrent liabilities” in the Consolidated Balance Sheet. At December 31, 2007, $4.5 million of the reserve related to employee separation was included in “Other current liabilities,” and $18.4 million was included in “Other noncurrent liabilities” in the Consolidated Balance Sheet. The special termination benefits and curtailment charges are included in “Pension and postretirement benefit obligations” in the Consolidated Balance Sheets at December 31, 2008 and 2007.

In the first quarter of 2007, the Company incurred employee separation expense of $2.4 million related to the outsourcing of certain accounting functions and the reduction in workforce of various other administrative functions. All of the expense was associated with the Wireline segment. At December 31, 2007, $0.4 million of the reserve was included in “Other current liabilities,” and $0.1 million was included in “Other noncurrent liabilities” in the Consolidated Balance Sheet. The following table illustrates the activity in this reserve through December 31, 2008:

Type of costs (dollars in millions)	Initial Charge	Utilizations	Balance December 31, 2007	Expense	Utilizations	Balance December 31, 2008
Employee separation obligations	$2.4	$(1.9)	$0.5	$0.1	$(0.6)	$—

2006 Restructuring

In September 2006, the Company incurred employee separation expense of $3.0 million related to the outsourcing of certain supply chain functions to improve operating efficiencies. Substantially all of the expense was associated with the Wireline segment. At December 31, 2007, the reserve balance of $0.4 million was included in “Other current liabilities” in the Consolidated Balance Sheet.

The following table illustrates the activity in this reserve through December 31, 2008:

Type of costs (dollars in millions)	Initial Charge	Utilizations	Balance December 31, 2006	Income	Utilizations	Balance December 31, 2007	Income	Utilizations	Balance December 31, 2008
Employee separation obligations	$3.0	$(1.1)	$1.9	$(0.3)	$(1.2)	$0.4	$(0.1)	$(0.3)	$—

2001 Restructuring

In 2001, the Company adopted a restructuring plan which included initiatives to consolidate data centers, reduce the Company’s expense structure, exit the network construction business, eliminate other non-strategic operations and merge the digital subscriber line (“DSL”) and certain dial-up internet operations into the Company’s other operations. Impairment charges of $148.1 million and restructuring costs of $84.2 million were recorded in 2001 related to these initiatives. The cumulative restructuring charges incurred through December 31, 2008 for this plan total $94.8 million, composed of $72.0 million related to lease and other contract terminations, $22.4 million for employee separations, and $0.4 million for other exit costs. The Company completed the plan prior to 2003, except for certain lease obligations, which are expected to continue through 2015. Including amounts incurred to date, lease and other contract termination amounts are expected to total approximately $72.8 million.

The following table illustrates the activity in this reserve from December 31, 2005 through December 31, 2008:

Type of costs (dollars in millions)	Balance December 31, 2005	Expense	Utilizations	Balance December 31, 2006
Terminate contractual obligations	$8.2	$0.6	$(1.6)	$7.2

Type of costs (dollars in millions)	Balance December 31, 2006	Expense	Utilizations	Balance December 31, 2007	Income	Utilizations	Balance December 31, 2008
Terminate contractual obligations	$7.2	$0.3	$(1.3)	$6.2	$(0.2)	$(0.9)	$5.1

At December 31, 2008 and 2007, $1.0 million and $1.3 million, respectively, of the restructuring reserve balance was included in “Other current liabilities” in the Consolidated Balance Sheets. At December 31, 2008 and 2007, $4.1 million and $4.9 million, respectively, of the restructuring reserve balance was included in “Other noncurrent liabilities” in the Consolidated Balance Sheets.

4. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	December 31,		Depreciable Lives (Years)
(dollars in millions)	2008	2007
Land and rights-of-way	$10.1	$5.8	20-Indefinite
Buildings and leasehold improvements	391.9	272.2	2-40
Network equipment	2,399.2	2,338.4	2-50
Office software, furniture, fixtures and vehicles	118.3	113.6	3-14
Construction in process	87.9	78.5	n/a

Gross value	3,007.4	2,808.5
Accumulated depreciation	(1,963.1)	(1,874.8)

Net book value	$1,044.3	$933.7

Certain prior year amounts have been reclassified to conform to the current year classifications.

Gross property, plant and equipment includes $66.4 million and $38.3 million of assets accounted for as capital leases, primarily related to data center equipment and facilities, as of December 31, 2008 and 2007, respectively. These assets are primarily included in the captions “Building and leasehold improvements,” “Network equipment,” and “Office software, furniture, fixtures and vehicles.” The Company currently has four data center facilities that are capital leases with an option to extend the initial lease term and, for two of the facilities, the Company has the option to purchase the buildings. Amortization of capital leases is included in “Depreciation” in the Consolidated Statements of Operations. Approximately 81%, 82%, and 83% of “Depreciation,” as presented in the Consolidated Statements of Operations in 2008, 2007 and 2006, respectively, was associated with the cost of providing services and products.

To satisfy increasing demand for existing voice minutes of use by customers as well as to provide enhanced data services such as streaming video, the Company completed construction in 2008 of a 3G overlay to its wireless network. As a result, lives of certain GSM network assets were shortened in the fourth quarter of 2006 and depreciation was accelerated based on the new useful life. The increase in depreciation due to this acceleration was approximately $1.3 million in the fourth quarter of 2006 and $5.2 million in 2007.

5. Acquisitions of Businesses and Wireless Licenses

CenturyTel

In June 2008, the Company purchased the Dayton, Ohio operations of CenturyTel for a purchase price of $1.5 million, which was primarily allocated to property, plant and equipment. The purchase includes access lines to small and medium-size customers and fiber network throughout the Dayton metro area. The Company funded the purchase with its available cash. The financial results have been included in the Wireline segment and were immaterial to the Company’s financial statements for the year ended December 31, 2008.

eGIX Inc.

In February 2008, the Company purchased eGIX Inc. (“eGIX”), a competitive local exchange carrier provider of voice and long distance services to business customers in Indiana and Illinois, for $18.1 million and contingent consideration up to $5.2 million. The Company funded the purchase with its Corporate credit facility. The purchase price was primarily allocated to goodwill for $9.7 million, customer relationship intangible assets for $5.5 million, and property, plant and equipment for $5.0 million. The Company anticipates both the goodwill and intangible assets to be fully deductible for tax purposes. The financial results have been included in the Wireline segment and were immaterial to the Company’s financial statements for the year ended December 31, 2008.

GramTel USA, Inc.

On December 31, 2007, the Company purchased GramTel USA, Inc. (“GramTel”), a data center business in South Bend, Indiana, for a purchase price of $20.3 million. The Company funded the purchase with its Corporate credit facility. The purchase price was primarily allocated to customer relationship intangible assets for $9.9 million, property, plant and equipment for $7.2 million, and goodwill for $6.7 million. The Company anticipates both the goodwill and intangible assets to be fully deductible for tax purposes. The financial results are included in the Technology Solutions segment and were immaterial to the Company’s financial statements for the year ended December 31, 2008.

Local Telecommunication Business

In March 2007, the Company purchased a local telecommunication business (“Lebanon”), which offers voice, data and cable TV services, in Lebanon, Ohio for a purchase price of $7.0 million, of which $4.6 million was paid in March 2007. The Company funded the purchase with its available cash. The purchase price was primarily allocated to property, plant and equipment for $4.4 million, customer relationship intangible assets for $1.5 million, and goodwill for $2.1 million. The financial results have been included in the Wireline segment and were immaterial to the Company’s financial statements for the years ended December 31, 2008 and 2007.

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

The transaction was accounted for as a step acquisition using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company applied the purchase price against the minority interest and then allocated the remainder to identifiable tangible and intangible assets and liabilities acquired. The purchase price allocation was based upon the estimated fair values as of February 2006 of the tangible and intangible assets and liabilities. Estimated fair value was compared to the book value already recorded, and 19.9% of the excess of estimated fair value over book value was allocated to the respective tangible and intangible assets and liabilities. The excess purchase price over the minority interest and fair value ascribed to the tangible and intangible assets and liabilities was recorded as goodwill. The Company anticipates both the goodwill and intangible assets to be fully deductible for tax purposes.

This acquisition has no effect on the Company’s operating income, which historically has included 100% of CBW’s operating income. However, for periods after the acquisition date, the 19.9% minority interest in the net income (loss) of CBW was eliminated.

Automated Telecom Inc.

In May 2006, the Company purchased Automated Telecom Inc. (“ATI”), based in Louisville, Kentucky, for a purchase price of $3.5 million to expand its geographical presence in order to better serve its customers located outside of the greater Cincinnati area. ATI is a reseller of, and maintenance provider for, telephony equipment. The purchase price was primarily allocated to customer relationship intangible assets, deferred tax liabilities, and goodwill. The financial results of ATI are included in the Technology Solutions segment and were immaterial to the Company’s financial statements for the years ended December 31, 2008, 2007 and 2006.

Wireless Licenses

In late 2007, the Company deposited $4.4 million with the FCC for the opportunity to participate in the auction for the purchase of additional wireless spectrum. In early 2008, the Company purchased wireless spectrum for $2.8 million and the remainder of the deposit was returned to the Company. The wireless spectrum asset is included in “Intangible assets, net” in the Consolidated Balance Sheet.

In 2006, the Company purchased 20 MHz of advanced wireless spectrum for the Cincinnati and Dayton, Ohio regions and 10 MHz for the Indianapolis, Indiana region in the FCC Advanced Wireless Services spectrum auction for $37.1 million, which is included in “Intangible assets, net” in the Consolidated Balance Sheets. To satisfy increasing demand for existing voice minutes of use by customers as well as to provide enhanced data services such as streaming video, the Company built a 3G wireless network overlay in its Cincinnati and Dayton regions to deploy on the newly purchased AWS spectrum. The 3G wireless network overlay became operational in the fourth quarter of 2008.

6. Goodwill and Intangible Assets

Goodwill

As of December 31, 2008 and 2007, goodwill totaled $71.8 million and $62.4 million, respectively. The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007, are as follows:

(dollars in millions)	Wireless	Wireline	Technology Solutions	Total
Balance as of December 31, 2006	$50.3	$0.8	$2.2	$53.3
Acquired during the year	—	2.1	7.0	9.1

Balance as of December 31, 2007	$50.3	$2.9	$9.2	$62.4
Acquired during the year	—	9.7	—	9.7
Purchase price allocation adjustment	—	—	(0.3)	(0.3)

Balance as of December 31, 2008	$50.3	$12.6	$8.9	$71.8

Intangible Assets

Summarized below are the carrying values for the major classes of intangible assets:

(dollars in millions)	Weighted Average Life in Years	December 31, 2008		December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships
Wireline	10	$7.0	$(1.5)	$1.5	$(0.3)
Wireless	8	14.2	(8.4)	14.2	(6.4)
Technology Solutions	7	11.9	(2.3)	11.0	(0.7)

		$33.1	$(12.2)	$26.7	$(7.4)
Intangible assets not subject to amortization:
Wireless — FCC licenses	n/a	$98.9	$—	$95.7	$—
Wireless — Trademarks	n/a	6.2	—	6.2	—

The increase in customer relationships at December 31, 2008 compared to December 31, 2007 was primarily attributable to the acquisition of eGIX during 2008. See Note 5 of the Consolidated Financial Statements for further discussion. The increase in FCC licenses was due to the purchase of additional wireless spectrum as discussed in Note 5 above and capitalization of interest during the construction of the 3G wireless network overlay.

Amortization expense for intangible assets subject to amortization was $4.9 million in 2008, $3.7 million in 2007, and $4.4 million in 2006. The following table presents estimated amortization expense for 2009 through 2013:

(dollars in millions)
2009	$4.1
2010	3.7
2011	3.2
2012	2.7
2013	2.4

7. Debt

Debt is comprised of the following:

	December 31,
(dollars in millions)	2008	2007
Current portion of long-term debt:
Credit facility, Tranche B Term Loan	$2.1	$4.0
Capital lease obligations and other debt	8.1	3.8

Current portion of long-term debt	10.2	7.8

Long-term debt, less current portion:
Credit facility, revolver	73.0	55.0
Credit facility, Tranche B Term Loan	204.9	207.0
7 1/4% Senior Notes due 2013	439.9	470.5
8 3/8% Senior Subordinated Notes due 2014*	572.7	637.4
7% Senior Notes due 2015*	257.2	250.6
7 1/4% Senior Notes due 2023	50.0	50.0
Receivables Facility	75.0	75.0
Various Cincinnati Bell Telephone notes	230.0	230.0
Capital lease obligations and other debt	47.5	25.8

	1,950.2	2,001.3
Net unamortized premiums	0.3	0.6

Long-term debt, less current portion	1,950.5	2,001.9

Total debt	$1,960.7	$2,009.7

*	The face amount of these notes has been adjusted for the fair value of interest rate swaps classified as fair value derivatives at December 31, 2008 and 2007.

Corporate Credit Facilities

In February 2005, Cincinnati Bell Inc. (“CBI”), the parent company, entered into a corporate credit facility (“Corporate credit facility”) which has a $250.0 million revolving line of credit and terminates in February 2010. The Corporate credit facility is funded by 15 different financial institutions, with no financial institution having more than 10% of the total facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. The applicable margin is based on certain Company financial ratios and ranges between 1.25% and 2.25% for LIBOR rate advances, and 0.25% and 1.25% for base rate advances. Base rate is the higher of the bank prime rate or the federal funds rate plus one-half percent.

In August 2005, the Company amended the Corporate credit facility to include a $400 million term loan (“Tranche B Term Loan”). The proceeds from the Tranche B Term Loan and additional borrowings under the Corporate credit facility were used to retire the 16% Senior Subordinated Discount Notes due 2009 (“16% Notes”) for $447.8 million. The Tranche B Term Loan bears interest at a per annum rate equal to, at the Company’s option, LIBOR plus 1.50% or the base rate plus 0.50%. The original maturity schedule for the Tranche B Term Loan was quarterly principal payments of $1.0 million beginning December 31, 2005 through September 30, 2011, and then in four quarterly installments of $94.0 million ending on August 31, 2012. In 2007, the Company repaid $184.0 million of the Tranche B Term Loan, using proceeds of $75.0 million from borrowings under the Receivables Facility described below and the remainder from available cash. The Company recorded a loss on extinguishment of debt of $0.4 million in 2007 for the repayment of the Tranche B Term Loan. The balance on the Tranche B Term Loan was $207.0 million at December 31, 2008 and $211.0 million at December 31, 2007.

As of December 31, 2008, the Company had $73.0 million outstanding borrowings under its revolving credit facility, and had outstanding letters of credit totaling $25.6 million, leaving $151.4 million in additional borrowing availability under its Corporate credit facility. Outstanding letters of credit at December 31, 2008 include one issued for the benefit of a data center customer. This permits the customer to draw on the letter of credit if the Company is not able to perform its data center contractual obligations due to bankruptcy. The Company agreed to issue the letter of credit because the customer prepaid for data center services.

Voluntary prepayments of the Corporate credit facility and voluntary reductions of the unutilized portion of the revolving line of credit are permitted at any time at no cost to the Company. The average interest rate charged on borrowings under the Corporate credit facility was 5.0%, 6.9%, and 6.6% in 2008, 2007, and 2006, respectively. The Company recorded interest expense of $14.6 million, $18.8 million, and $27.9 million in 2008, 2007, and 2006, respectively.

The Company pays commitment fees to the lenders on a quarterly basis related to the Corporate credit facility at an annual rate equal to 0.50% of the unused amount of borrowings on the revolving line of credit. Additionally, the Company pays letter of credit fees ranging between 1.25% and 2.25% of the outstanding letters of credit based on certain Company financial ratios. These commitment fees were $1.4 million, $1.3 million, and $1.2 million in 2008, 2007, and 2006, respectively.

The Company and all its future or existing subsidiaries (other than Cincinnati Bell Telephone Company LLC (“CBT”), Cincinnati Bell Extended Territories LLC (“CBET”), Cincinnati Bell Funding LLC (“CBF”), and certain immaterial subsidiaries) guarantee borrowings of Cincinnati Bell Inc. under the Corporate credit facility. Each of the Company’s current subsidiaries that is a guarantor of the Corporate credit facility is also a guarantor of the 7% Senior Notes due 2015, 7 1/4% Senior Notes due 2013, and 8 3/8% Senior Subordinated Notes due 2014, with certain immaterial exceptions. Refer to Notes 16 and 17 for supplemental guarantor information. The Company’s obligations under the Corporate credit facility are also collateralized by perfected first priority pledges and security interests in the following:

•	substantially all of the equity interests of the Company’s subsidiaries (other than subsidiaries of CBT, CBF, and certain immaterial subsidiaries); and

•

certain personal property and intellectual property of the Company and its subsidiaries (other than that of CBT, CBET, CBF, and certain immaterial subsidiaries) with a total carrying value of approximately $600 million at December 31, 2008.

The Corporate credit facility financial covenants require that the Company maintain certain leverage, interest coverage and fixed charge ratios. The facilities also contain certain covenants which, among other things, restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and unable to obtain a waiver, it would be considered a default. If the Company were in default under the Corporate credit facility, no additional borrowings under this facility would be available until the default was waived or cured. The credit facilities provide for customary events of default, including a cross-default provision for failure to make any payment when due or permitted acceleration due to a default, both in respect to any other existing debt instrument having an aggregate principal amount that exceeds $35 million. The Company believes it is in compliance with its Corporate credit facility covenants.

Various issuances of the Company’s public debt, which include the 7 1/4% Senior Notes due 2013, the 8 3/8% Senior Subordinated Notes due 2014, and the 7% Senior Notes due 2015, contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. Restricted payments include common stock dividends, repurchase of common stock, and certain public debt repayments. The Company believes it has sufficient ability under its public debt indentures to make its intended restricted payments in 2009. The Company believes it is in compliance with its public debt indentures as of the date of this filing.

7 1/4% Senior Notes due 2013

In July 2003, the Company issued $500 million of 7 1/4% Senior Notes due 2013. Net proceeds, after deducting fees and expenses, totaled $488.8 million and were used to prepay term credit facilities and permanently reduce commitments under the Company’s then-existing revolving credit facility. Interest on the 7 1/4% Senior Notes due 2013 is payable in cash semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2004. The 7 1/4% Senior Notes due 2013 are unsecured senior obligations and rank equally with all of the Company’s existing and future senior debt and rank senior to all existing and future subordinated debt. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate credit facility is also a guarantor of the 7 1/4% Senior Notes due 2013 on an unsecured basis with certain immaterial exceptions. The indenture governing the 7 1/4% Senior Notes due 2013 contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing 7 1/4% Senior Notes due 2013 provides for customary events of default, including a cross-default provision for failure for both non-payment at final maturity or acceleration due to a default of any other existing debt instrument that exceeds $20 million. The Company may redeem the 7 1/4% Senior Notes due 2013 for a redemption price of 103.625%, 102.417%, 101.208%, and 100.000% after July 15, 2008, 2009, 2010, and 2011, respectively. The Company recorded interest expense of $33.8 million in 2008, $35.3 million in 2007, and $36.2 million in 2006 related to these senior notes.

In 2008 and 2007, the Company purchased and extinguished $30.6 million and $26.4 million, respectively, of 7 1/4% Senior Notes due 2013 and recognized a gain on extinguishment of debt of $5.3 million in 2008 and a loss on extinguishment of debt of $0.4 million in 2007.

8 3 /8% Senior Subordinated Notes due 2014

In November 2003, the Company issued $540 million of 8 3/8% Senior Subordinated Notes due 2014 (“8 3/8% Subordinated Notes”). The net proceeds, after deducting fees and expenses, totaled $528.2 million and were used to purchase all of the Company’s then outstanding Convertible Subordinated Notes due 2009.

In February 2005, the Company issued an additional $100 million of 8 3/8% Subordinated Notes pursuant to the existing indenture. Net proceeds from this issuance together with those of the 7% Senior Notes due 2015 and amounts under the Corporate credit facility were used to repay and terminate the prior credit facility. All of the 8 3/8% Subordinated Notes constitute a single class of security with the same terms and are fixed rate bonds to maturity.

Interest on the 8 3/8 % Subordinated Notes is payable in cash semi-annually in arrears on January 15 and July 15, commencing on July 15, 2004. The 8 3/8% Subordinated Notes are unsecured senior subordinated obligations, ranking junior to all existing and future senior indebtedness of the Company. The 8 3/8% Subordinated Notes rank equally with all of the Company’s existing and future senior subordinated debt and rank senior to all future subordinated debt. The 8 3/8% Subordinated Notes are guaranteed on an unsecured senior subordinated basis by each of the Company’s current subsidiaries that is a guarantor under the Corporate credit facility, with certain immaterial exceptions. The indenture governing the 8 3/8% Subordinated Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 3/8% Subordinated Notes provides for customary events of default, including a cross-default provision for both nonpayment at final maturity or acceleration due to a default of any other existing debt instrument that exceeds $20 million. The Company may redeem the 8 3/8% Subordinated Notes for a redemption price of 104.188%, 102.792%, 101.396%, and 100.000% after January 15, 2009, 2010, 2011, and 2012, respectively. The Company incurred interest expense of $49.6 million in 2008 and $53.6 million in both 2007 and 2006.

During 2008 and 2007, the Company purchased and extinguished $75.0 million and $5.0 million, respectively, of 8 3/8% Subordinated Notes and recognized a gain on extinguishment of debt of $8.1 million and $0.1 million, respectively.

7% Senior Notes due 2015

In February 2005, the Company sold $250 million of 7% Senior Notes due 2015 (“7% Senior Notes”). Net proceeds from this issuance together with those of other concurrently issued bonds and amounts under the Corporate credit facility were used to repay and terminate the prior credit facility. The 7% Senior Notes are fixed rate bonds to maturity.

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

The Company may redeem the 7% Senior Notes for a redemption price of 103.500%, 102.333%, 101.167%, and 100.000% after February 15, 2010, 2011, 2012, and 2013, respectively. At any time prior to February 15, 2010, the Company may redeem all or part of the 7% Senior Notes at a redemption price equal to the sum of (1) 100% of the principal, plus (2) the greater of (a) 1% of the face value of the 7% Senior Notes to be redeemed, or (b) the excess over the principal amount of the sum of the present values of (i) 103.5% of the face value of the 7% Senior Notes, and (ii) interest payments due from the date of redemption through February 15, 2010, in each case discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rates plus one-half percent, plus (3) accrued and unpaid interest, if any, to the date of redemption. The Company incurred interest expense related to these notes of $17.5 million in each of 2008, 2007, and 2006.

In 2008, the Company purchased and extinguished $2.5 million of 7% Senior Notes and recognized a gain on extinguishment of debt of $0.7 million.

7 1/4% Senior Notes due 2023

In July 1993, the Company issued $50 million of 7 1/4% Senior Notes due 2023. The indenture related to these 7 1/4% Senior Notes due 2023 does not subject the Company to restrictive financial covenants, but it does contain a covenant providing that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding 7 1/4% Senior Notes due 2023 equally and ratably with the indebtedness or obligations secured by such liens. The 7 1/4% Senior Notes due 2023 are collateralized on a basis consistent with the Corporate credit facility. Interest on the 7 1/4% Senior Notes due 2023 is payable semi-annually on June 15 and December 15. The Company may not redeem the 7 1/4% Senior Notes due 2023 prior to maturity. The indenture governing the 7 1/4% Senior Notes due 2023 provides for customary events of default, including a cross-default provision for failure to make any payment when due or permitted acceleration due to a default of any other existing debt instrument that exceeds $20 million. The Company recorded $3.6 million of interest expense related to these notes in each of 2008, 2007, and 2006.

Accounts Receivable Securitization Facility

In March 2007, the Company and certain subsidiaries entered into an accounts receivable securitization facility (“Receivables Facility”), which permits borrowings of up to $80 million, depending on the level of eligible receivables and other factors. The Receivables Facility has a term of five years, expiring in March 2012. Under the Receivables Facility, CBT, CBET, CBW, Cincinnati Bell Any Distance Inc., and Cincinnati Bell Complete Protection Inc. sell their respective trade receivables on a continuous basis to CBF, a wholly-owned limited liability company. In turn, CBF grants, without recourse, a senior undivided interest in the pooled receivables to commercial paper conduits in exchange for cash while maintaining a subordinated undivided interest, in the form of over-collateralization, in the pooled receivables. The Company has agreed to continue servicing the receivables for CBF at market rates; accordingly, no servicing asset or liability has been recorded.

Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and as such are not available to creditors of other subsidiaries or the parent company. For the purposes of consolidated financial reporting, the Receivables Facility is accounted for as a secured financing. Because CBF has the ability to prepay the receivables facility at any time by making a cash payment and effectively repurchasing the receivables transferred pursuant to the facility, the transfers do not qualify for “sale” treatment on a consolidated basis under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement 125.” Based on $122.6 million of eligible receivables at December 31, 2008, the Company’s borrowing limit under the Receivables Facility was $79.0 million, of which the Company had borrowed $75.0 million. Interest on the receivables facility is based on the federal funds rate plus one-half percent and was $3.0 million in 2008 and $3.4 million in 2007. The average interest rate on the Receivables Facility was 3.9% in 2008 and 5.9% in 2007.

Cincinnati Bell Telephone Notes

CBT issued $80 million in unsecured notes that are guaranteed on a subordinated basis by Cincinnati Bell Inc. but not the subsidiaries of Cincinnati Bell Inc. These notes have original maturities of up to 30 years with a final maturity date occurring in 2023. The fixed interest rates on these notes range from 7.18% to 7.27%. CBT also issued $150 million in aggregate principal of 6.30% unsecured senior notes due 2028, which is guaranteed on a subordinated basis by the Company. All of these notes may be redeemed at any time, subject to proper notice and redemption price.

The indenture governing these notes provides for customary events of default, including a cross-default provision for failure to make any payment when due or permitted acceleration due to a default of any other existing debt instrument of Cincinnati Bell Inc. or CBT that exceeds $20 million. The Company incurred interest expense related to these notes of $15.2 million in each of 2008, 2007, and 2006.

Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with SFAS No. 13, “Accounting for Leases.” SFAS No. 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability discounted to the present value. The Company had $54.3 million and $29.4 million in total indebtedness relating to capitalized leases, of which $47.2 million and $25.8 million was long-term debt, at December 31, 2008 and December 31, 2007, respectively. The underlying leased assets generally secure the capital lease obligations. For 2008, 2007, and 2006, the Company recorded $3.1 million, $2.0 million, and $1.3 million, respectively, of interest expense related to capital lease obligations.

Debt Maturity Schedule

The following table summarizes the Company’s annual principal maturities of debt and capital leases for the five years subsequent to December 31, 2008, and thereafter:

(dollars in millions)	Debt	Capital Leases	Total Debt
Year ended December 31,
2009	$3.1	$7.1	$10.2
2010	75.3	11.6	86.9
2011	51.9	13.5	65.4
2012	225.9	5.3	231.2
2013	439.9	6.4	446.3
Thereafter	1,087.6	10.4	1,098.0

	1,883.7	54.3	1,938.0
Fair value adjustment — interest rate swaps	22.4	—	22.4
Net unamortized premiums	0.3	—	0.3

Total debt	$1,906.4	$54.3	$1,960.7

Total capital lease payments including interest are expected to be $10.9 million for 2009, $14.8 million for 2010, $15.8 million for 2011, $6.8 million for 2012, $7.5 million for 2013, and $13.3 million thereafter.

Deferred Financing Costs

Deferred financing costs are costs incurred in connection with obtaining long-term financing. These costs are amortized on a straight-line basis as interest expense over the terms of the related debt agreements. As of December 31, 2008 and 2007, deferred financing costs totaled $22.5 million and $28.9 million, respectively. The related amortization, included in “Interest expense” in the Consolidated Statements of Operations, totaled $5.1 million in 2008, $5.2 million in 2007, and $5.1 million in 2006. Additionally, in 2008, the Company wrote-off deferred financing costs of $1.6 million related to the purchase and extinguishment of the 7 1/4% Senior Notes due 2013, 8 3/8% Subordinated Notes, and 7% Senior Notes. In 2007, the Company wrote-off deferred financing costs of $1.2 million related to the repayment of the Tranche B Term loan, and the purchase and extinguishment of the 7 1/4% Senior Notes due 2013 and the 8 3/8% Subordinated Notes. In 2006, the Company wrote-off deferred financing costs of $0.1 million related to the $3.1 million purchase and retirement of the 7 1/4% Senior Notes due 2013. The write-offs of deferred financing costs were included in the Consolidated Statements of Operations under the caption “Loss (gain) on extinguishment of debt.” The Company paid $0.3 million in 2008 and $1.3 million in 2007 for debt issuance costs related to the Receivables Facility.

8. Financial Instruments and Fair Value

The carrying amounts of debt, excluding capital leases and net unamortized premiums, at December 31, 2008 and 2007 were $1,906.1 million and $1,979.7 million, respectively. The estimated fair values at December 31, 2008 and 2007 were $1,523 million and $1,919 million, respectively. These fair values were estimated based on the year-end closing market prices of the Company’s debt and of similar liabilities.

SFAS No. 157, “Fair Value Measurements,” was issued in September 2006. The objective of the Statement is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. The Company has adopted the provisions of SFAS No. 157 related to financial instruments as of January 1, 2008. As permitted by FSP No. 157-2, “Effective Date of FASB Statement No. 157,” implementation of SFAS No. 157 to non-financial assets and liabilities has been deferred until interim and annual periods beginning after November 15, 2008.

SFAS No. 157, “Fair Value Measurements,” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – Observable inputs for identical instruments such as quoted market prices;

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3 – Unobservable inputs that reflect the Company’s determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including the Company’s own data.

At December 31, 2008, the fair value, and its placement in the fair value hierarchy, of the Company’s financial instruments that are required to be measured at fair value on a recurring basis are as follows:

	December 31,
(dollars in millions)	2008	Level 1	Level 2	Level 3
Interest rate swap assets	$22.6	$—	$22.6	$—
Interest rate swap liabilities	3.8	—	3.8	—
Money market funds	3.1	3.1	—	—

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

In 2004 and 2005, the Company entered into a series of fixed-to-variable long-term interest rate swaps with total notional amounts of $450 million that qualify for fair value hedge accounting (“long-term interest rate swaps”). Fair value hedges offset changes in the fair value of underlying assets and liabilities. The long-term interest rate swaps at December 31, 2008 and 2007 are recorded at their fair value, and the carrying values of the underlying liabilities hedged (the 7% Senior Notes and 8 3/8% Subordinated Notes) are adjusted by the same corresponding value in accordance with SFAS No. 133. The fair value of these instruments is based on estimates using available market information and appropriate valuation methodologies. The fair value of the long-term interest rate swaps was an asset of $22.4 million and $2.9 million at December 31, 2008 and 2007, respectively.

Realized gains and losses from the long-term interest rate swaps are recognized as an adjustment to interest expense in each period. The Company incurred a gain on the long-term interest rate swaps of $5.5 million in 2008 and realized losses of $2.8 million and $1.3 million in 2007 and 2006, respectively.

In December 2008, three counterparties exercised their right to call $200 million of the notional amount of long-term interest rate swaps for the 8 3/8% Subordinated Notes. A derivative asset of $8.4 million for the called swaps is included in “Prepaid expenses and other current assets” on the December 31, 2008 Consolidated Balance Sheet, and the $14.0 million derivative asset on the remaining long-term interest rate swaps is included in “Other noncurrent assets.” In January 2009, two additional counterparties exercised their right to call $50 million notional amount of long-term interest rate swaps for the 8 3/8% Subordinated Notes for total call proceeds of $2.1 million. In January and February 2009, the Company received $10.5 million of call premiums related to the terminated swaps.

In both May and July 2008, the Company entered into six-month interest rate swap contracts with notional amounts totaling $450 million each, which effectively fixed the floating interest rates for the second half of 2008 and the first half of 2009 on the long-term interest rate swaps. The Company did not designate these swaps as hedging instruments under SFAS No. 133, which results in the change in the fair value of these instruments being recognized in earnings during each period. At December 31, 2008, the fair value of these interest rate swaps was a liability of $3.6 million with the corresponding value included in “Other expense (income), net” on the Consolidated Statement of Operations.

The Company is exposed to credit risk on its interest rate swaps in the event of non-performance by counterparties. The Company has entered into agreements that limit its credit exposure to the fair value of the interest rate swap agreements. The Company does not require collateral from its counterparties.

9. Employee Benefit Plans and Postretirement Benefits

Savings Plans

The Company sponsors several defined contribution plans covering substantially all employees. The Company’s contributions to the plans are based on matching a portion of the employee contributions. Company and employee contributions are invested in various investment funds at the direction of the employee. Company contributions to the defined contribution plans were $6.0 million, $5.4 million, and $4.8 million for 2008, 2007, and 2006, respectively.

Pension Plans

The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain senior executives. The management pension plan is a cash balance plan in which the pension benefit is determined by a combination of compensation-based credits and annual guaranteed interest credits. The non-management pension plan is also a cash balance plan in which the combination of service and job-classification-based credits and annual interest credits determine the pension benefit. Benefits for the supplemental plan are based on eligible pay, adjusted for age and service upon retirement. The Company funds both the management and non-management plans in an irrevocable trust through contributions, which are determined using the aggregate cost method. The Company uses the traditional unit credit cost method for determining pension cost for financial reporting purposes.

Postretirement Health and Life Insurance Plans

The Company also provides health care and group life insurance benefits for eligible retirees. The Company funds health care benefits and other group life insurance benefits using Voluntary Employee Benefit Association (“VEBA”) trusts. It is the Company’s practice to fund amounts as deemed appropriate from time to time. Contributions are subject to IRS limitations developed using the aggregate cost method.

The actuarial expense calculation for the Company’s postretirement health plan is based on numerous assumptions, estimates, and judgments including health care cost trend rates and cost sharing with retirees.

Significant Events

In August 2007, the Company announced changes to its pension and postretirement plans that reduce medical benefit payments by fixing the annual Company contribution for certain eligible retirees and that reduce life insurance benefits paid from these plans. Based on these changes, the Company determined that a remeasurement of its pension and postretirement obligations was necessary. The Company remeasured its pension and postretirement obligations in August 2007 using revised assumptions, including modified benefit payment assumptions reflecting the changes and a discount rate of 6.25%. These changes reduced the Company’s pension and postretirement obligations by approximately $74 million, reduced deferred tax assets for the related tax effect by $27 million, and increased equity by $47 million.

As a result of the new union labor agreement and curtailment charge in the first quarter of 2008, the Company remeasured its union pension and postretirement obligations using revised assumptions, including modified retiree benefit payment assumptions and a discount rate of 6.4%. As a result of the remeasurement, the Company’s pension and postretirement obligations were reduced by approximately $17 million, deferred tax assets were reduced for the related tax effect by $6 million, and equity was increased by $11 million.

As a result of the 2007-2008 restructuring plan, the Company determined curtailment charges were required due to the significant decrease in the expected future service years. In 2008, the curtailment charge for the union pension plan and union postretirement plan consisted of an increase in the benefit obligation of $2.2 million and $12.5 million, and the acceleration of unrecognized prior service cost of $0.9 million and a benefit of $0.1 million, respectively. In 2007, the curtailment charge for the management pension plan and management postretirement plan consisted of an increase in the benefit obligation of $1.9 million and $4.3 million, and the acceleration of an unrecognized prior service cost and transition obligation of a benefit of $1.0 million and a cost of $1.2 million, respectively. See Note 3 for further discussion.

Also related to the 2007-2008 restructuring plan, the Company incurred special termination benefit charges of $8.2 million in the fourth quarter of 2007 due to 105 management employees accepting these benefits. In the first quarter of 2008, the Company incurred an additional $22.1 million related to 284 union employees accepting special termination benefits. The Company also recorded an additional $4.9 million of special termination benefits during 2008 related to remaining special termination benefits being amortized over the future service period for both the management and union employees. The Company will also amortize the remaining $2 million of special termination benefits in 2009. See Note 3 for further discussion.

Due to the credit and financial market crisis, the Company’s pension plan assets incurred investment losses of approximately 23% for the year ended December 31, 2008. As a result, the Company recorded an increase to its unfunded pension and postretirement obligations of $123 million, increased deferred tax assets by $45 million, and reduced equity by $78 million.

Subsequent Event

In February 2009, the Company announced significant changes to its management pension and postretirement plans. The Company announced that it will freeze pension benefits for certain management employees below 50 years of age and provide a 10-year transition period for those employees over the age of 50 after which the pension benefit will be frozen. Additionally, the Company announced it will phase out the retiree healthcare plan for all management employees and certain retirees in 10 years.

Components of Net Periodic Cost

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans. Approximately 9% in 2008 and 2007, and 10% in 2006 of these costs were capitalized to property, plant and equipment related to network construction in the Wireline segment. Pension and postretirement benefit costs for these plans were comprised of:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions)	2008	2007	2006	2008	2007	2006
Service cost	$9.0	$8.3	$8.8	$1.8	$3.4	$3.5
Interest cost on projected benefit obligation	28.8	28.0	27.7	18.3	20.1	19.9
Expected return on plan assets	(34.8)	(34.6)	(34.9)	(1.9)	(3.6)	(4.8)
Amortization of:
Transition obligation	—	—	—	2.0	4.1	4.2
Prior service cost	0.4	2.2	3.4	0.4	5.4	7.7
Actuarial loss	2.8	3.6	3.9	3.5	3.7	4.8
Special termination benefit	26.2	8.1	—	0.8	0.1	—
Curtailment charge	3.1	0.9	—	12.4	5.5	—

Benefit costs	$35.5	$16.5	$8.9	$37.3	$38.7	$35.3

Funded Status

Reconciliation of the beginning and ending balances of the plans’ funded status follows:

(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at January 1,	$475.2	$501.9	$311.7	$359.0
Service cost	9.0	8.3	1.8	3.4
Interest cost	28.8	28.0	18.3	20.1
Amendments	0.1	(21.0)	(27.2)	(53.4)
Actuarial loss (gain)	(6.9)	(7.8)	2.6	2.6
Benefits paid	(60.9)	(44.2)	(24.8)	(26.7)
Special termination benefits	26.2	8.1	0.8	0.1
Curtailment	2.2	1.9	12.5	4.3
Retiree drug subsidy received	—	—	1.1	0.6
Other	—	—	1.2	1.7

Benefit obligation at December 31,	$473.7	$475.2	$298.0	$311.7

Change in plan assets:
Fair value of plan assets at January 1,	$455.2	$443.7	$34.1	$46.4
Actual return on plan assets	(96.1)	29.2	(6.0)	2.9
Employer contribution	2.3	26.5	9.8	10.9
Retiree drug subsidy received	—	—	1.1	0.6
Benefits paid	(60.9)	(44.2)	(24.8)	(26.7)

Fair value of plan assets at December 31,	$300.5	$455.2	$14.2	$34.1

Unfunded status	$(173.2)	$(20.0)	$(283.8)	$(277.6)

The amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2008	2007	2008	2007
Other noncurrent assets	$—	$2.9	$—	$—
Accrued payroll and benefits (current liability)	(1.9)	(1.9)	(24.0)	(11.0)
Pension and postretirement benefit obligations (non-current liability)	(171.3)	(21.0)	(259.8)	(266.6)

As of December 31, 2008 and 2007, the Company’s accumulated benefit obligation related to its pension plans was $473.7 million and $475.2 million, respectively.

Amounts recognized in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2008	2007	2008	2007
Transition obligation	$—	$—	$(5.7)	$(18.1)
Prior service benefit (cost)	1.2	—	0.8	(16.2)
Actuarial loss	(189.8)	(68.6)	(86.3)	(79.5)

	(188.6)	(68.6)	(91.2)	(113.8)
Income tax effect	69.2	25.0	33.5	41.5

	$(119.4)	$(43.6)	$(57.7)	$(72.3)

Amounts recognized in “Accumulated other comprehensive loss” on the Consolidated Statements of Shareowners’ Equity (Deficit) and Comprehensive Income (Loss) for the year ended December 31, 2008, are shown below:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits
Transition obligation:
Reclassification adjustments	$—	$2.0
Actuarial gain arising during the period	—	10.4

Prior service cost recognized:
Reclassification adjustments	1.3	0.3
Actuarial gain (loss) arising during the period	(0.1)	16.7

Actuarial loss recognized:
Reclassification adjustments	2.8	3.5
Actuarial loss arising during the period	(124.0)	(10.3)

The following amounts currently included in “Accumulated other comprehensive loss” are expected to be recognized in 2009 as a component of net periodic pension and postretirement cost:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits
Transition obligation	$—	$1.4
Prior service cost (benefit)	1.7	(0.2)
Actuarial loss	5.3	3.8

Plan Assets and Investment Policies and Strategies

The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk. This is provided by a balanced strategy using fixed income and equity securities.

The pension plans’ assets consist of the following:

	Target Allocation 2009	Percentage of Plan Assets at December 31,
		2008	2007
Plan assets:
Fixed income securities	20 - 38%	29.0%	30.2%
Equity securities	55 - 65%	60.6%	59.0%
Real estate	8 - 12%	10.4%	10.8%

Total		100.0%	100.0%

The postretirement and other plans’ assets consist of the following:

	Health Care		Group Life Insurance
	Percentage of Plan Assets at December 31,		Target Allocation 2009	Percentage of Plan Assets at December 31,
	2008	2007		2008	2007
Plan assets:
Fixed income securities	67.2%	39.9%	35 - 45%	50.9%	39.5%
Equity securities	32.8%	60.1%	55 - 65%	49.1%	60.5%

Total	100.0%	100.0%		100.0%	100.0%

The health care plan assets of $2.2 million at December 31, 2008 will be paid out by the end of the first quarter of 2009; therefore, there is no long-term expected target allocation for these assets. The Company expects to make cash payments of approximately $24 million related to its postretirement health plans in 2009.

Given the extreme market disruptions occurring in the financial markets in the fourth quarter of 2008, the investment allocation for the group life plan assets is not within the range of the target allocation at December 31, 2008. However, rebalancing the investments has begun, and will continue during 2009, both through normal liquidations as well as periodic asset reallocation.

Company contributions to its qualified pension plans were $24.1 million in 2007, while no contributions were required in 2008 and 2006. Company contributions to its non-qualified pension plan were $2.3 million, $2.4 million, and $2.5 million for 2008, 2007, and 2006, respectively.

The Pension Protection Act of 2006 (“the Act”) was enacted on August 17, 2006. Most of its provisions became effective in 2008. The Act significantly changes the funding requirements for single-employer defined benefit pension plans. The funding requirements are now largely based on a plan’s calculated funded status, with faster amortization of any shortfalls or surpluses. Based on current assumptions, the Company believes it will pay an estimated $288 million to fund its qualified pension plans during the period 2009 to 2018, of which $6 million is expected to be paid in 2009. Contributions to non-qualified pension plans in 2009 are expected to be approximately $2 million.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years from the Company and the assets of the Company’s pension plans and postretirement health plans:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2009	$77.9	$27.2	$0.8
2010	38.4	28.9	0.8
2011	39.7	29.6	0.8
2012	39.3	29.2	0.7
2013	39.0	28.8	0.7
Years 2014-2018	193.1	127.9	3.0

Assumptions

The following are the weighted average assumptions used in accounting for the pension and postretirement benefit cost:

	Pension Benefits			Postretirement and Other Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.28%	5.95%	5.50%	6.28%	5.95%	5.50%
Expected long-term rate of return on pension and health and life plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
Future compensation growth rate	4.10%	4.10%	4.10%	4.10%	4.10%	4.10%

The following are the weighted average assumptions used in accounting for and measuring the pension and postretirement benefit obligation:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2008	2007	2008	2007
Discount rate	6.25%	6.20%	6.25%	6.20%
Future compensation growth rate	4.10%	4.10%	4.10%	4.10%

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the mix of investments held directly by the plans and the current view of expected future returns, which is influenced by historical averages.

Changes in actual asset return experience and discount rate assumptions can impact the Company’s operating results, financial position and cash flows.

The assumed health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2008, was 9% and is assumed to decrease gradually to 4.5% by the year 2014. A one-percentage point change in assumed health care cost trend rates would have the following effect on the postretirement benefit costs and obligation:

(dollars in millions)	1% Increase	1% Decrease
2008 service and interest costs	$1.1	$(0.9)
Postretirement benefit obligation at December 31, 2008	14.4	(12.8)

10. Shareowners’ Deficit

Common Shares

The par value of the Company’s common shares is $0.01 per share. At December 31, 2008 and 2007, common shares outstanding were 227.9 million and 248.4 million, respectively. In February 2008, the Company’s Board of Directors approved the repurchase of the Company’s outstanding common stock in an amount up to $150.0 million over the next two years. In 2008, the Company repurchased 20.6 million of common shares for $76.8 million. In 2008, the Company retired both the common shares repurchased during the year along with 7.8 million shares repurchased under the Company’s 1999 share repurchase program at a cost of $145.1 million. Remaining treasury shares total 0.6 million and 8.3 million shares at December 31, 2008 and 2007, respectively, and included shares that were repurchased under the Company’s 1999 share repurchase program and shares purchased for certain management deferred compensation arrangements for a total cost of $2.7 million and $147.3 million at December 31, 2008 and 2007, respectively.

Preferred Shares

The Company is authorized to issue 1,357,299 voting preferred shares without par value and 1,000,000 nonvoting preferred shares without par value. The Company issued 155,250 voting shares of 6 3/4% cumulative convertible preferred stock at stated value. These shares were subsequently deposited into a trust in which the underlying 155,250 shares are equivalent to 3,105,000 depositary shares. Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 1.44 shares of Company common stock per depositary share of 6 3/4% convertible preferred stock. Annual dividends of $10.4 million on the outstanding 6 3/4% convertible preferred stock are payable quarterly in arrears in cash, or in common stock in certain circumstances if cash payment is not legally permitted. The liquidation preference on the 6 3/4% preferred stock is $1,000 per share (or $50 per depositary share). The Company paid $10.4 million in dividends in 2008, 2007, and 2006.

Warrants

As part of the March 2003 issuance of the 16% Senior Subordinated Discount Notes due 2009 (“16% Notes”), the purchasers of the 16% Notes received 17.5 million common stock warrants, which expire in March 2013, to purchase one share of Cincinnati Bell common stock at $3.00 each. Of the total gross proceeds received for the 16% Notes, $47.5 million was allocated to the fair value of the warrants using the Black-Scholes option-pricing model. This value less applicable issuance costs was recorded to “Additional paid-in capital” in the Consolidated Balance Sheets. There were no exercises of warrants in 2008, 2007 or 2006.

Accumulated Other Comprehensive Loss

The Company’s shareowners’ deficit includes an accumulated other comprehensive loss that is comprised of pension and postretirement unrecognized prior service cost, transition obligation and unrecognized actuarial losses, net of taxes, of $177.1 million and $115.9 million at December 31, 2008 and 2007, respectively. Refer to Note 9 for further discussion.

11. Commitments and Contingencies

Commitments

Operating Leases

The Company leases certain circuits, facilities, and equipment used in its operations. Operating lease expense was $20.8 million, $21.1 million, and $22.9 million in 2008, 2007, and 2006, respectively. Operating leases include tower site leases that provide for renewal options with fixed rent escalations beyond the initial lease term.

At December 31, 2008, future minimum lease payments required under operating leases, excluding certain leases which are recorded as a restructuring liability (refer to Note 3), having initial or remaining non-cancelable lease terms in excess of one year are as follows:

(dollars in millions)
2009	$15.0
2010	13.7
2011	12.9
2012	11.5
2013	10.8
Thereafter	19.7

Total	$83.6

As of December 31, 2008, the Company is the lessor on building lease contracts and collocation tower rentals on which it will receive rental income of approximately $8 million in 2009, $8 million in 2010, $8 million in 2011, $7 million in 2012, $6 million in 2013, and $6 million thereafter. These amounts exclude certain subleases which are recorded as an offset against data center lease restructuring liabilities (refer to Note 3).

Vendor Concentration

In 1998, the Company entered into a ten-year contract with Convergys Corporation (“Convergys”), for billing, customer service, and other services. In 2004, the contract was extended to December 31, 2010. In 2008, the contract was further amended and the term was extended to December 31, 2013. The contract states that Convergys will be the primary provider of certain data processing, professional and consulting and technical support services for the Company within CBT’s operating territory. In return, the Company will be the exclusive provider of local telecommunications services to Convergys. The 2008 contract extension eliminated the Company’s minimum annual commitment beginning in 2009, which previously was $35 million reduced by 5% each year starting in 2006. The Company paid $32.1 million, $32.3, million and $34.3 million under the contract in 2008, 2007 and 2006, respectively. On January 13, 2009, the Company entered into a Master Service Agreement extending to December 31, 2013, incorporating the aforementioned amendments and including, among other terms, increased service level commitment and reductions in certain rates commencing January 1, 2009.

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

In order to determine the fair value of the indemnity obligations, the Company performed a probability-weighted discounted cash flow analysis, utilizing the minimum and maximum potential claims and several scenarios within the range of possibilities. In 2006, the Company decreased the liability related to the indemnity obligations from $4.1 million to $1.2 million and recorded $2.9 million of income as a result of the expiration of certain warranties and guarantees. This income was included in “Gain on sale of broadband assets” in the Consolidated Statement of Operations. In 2008 and 2007, no representations or warranties expired.

Anthem Demutualization Claim

In November 2007, a class action complaint was filed in the United States District Court for the Southern District of Ohio against the Company and Wellpoint, Inc., formerly known as Anthem, Inc. The complaint alleged that the Company improperly received stock as a result of the demutualization of Anthem and that a class of insured persons should have received the stock instead. In February 2008, the Company filed a response in which it denied all liability and raised a number of defenses. In October 2008, the plaintiffs amended their complaint to narrow the scope of the purported class to persons covered by a fully insured Anthem policy between June 18 and November 2, 2001 and to include additional claims against Wellpoint Inc., but not the Company. In response, the Company filed a motion to dismiss the amended complaint. The court has not yet ruled on the Company’s motion. In November 2008, the plaintiffs filed a motion to consolidate five similar cases against Wellpoint, Inc. and other employers who received stock as a result of the demutualization, which motion the Company has opposed. In February 2009, the Company filed a motion for summary judgment on all claims asserted against it. The Company believes that it has meritorious defenses and intends to vigorously defend this action. The Company does not currently believe this claim will have a material effect on its financial condition, operations or cash flows.

Other

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how registrants should quantify financial statement misstatements. The Company adopted SAB No. 108 in 2006. The Company recorded a net adjustment of $9.0 million to the 2006 opening accumulated deficit balance, comprised of $14.2 million in regulatory tax liabilities, net of expected refunds, offset by the income tax effects of $5.2 million.

At December 31, 2006, regulatory tax liabilities, net of expected refunds, related to exposures on past filing positions totaled $18.0 million. In the fourth quarter of 2008, the Company settled these issues and as a result recorded $10.2 million of income, which is presented as an “Operating tax settlement” in the Consolidated Statements of Operations.

12. Income Taxes

Income tax expense consists of the following:

	Year Ended December 31,
(dollars in millions)	2008	2007	2006
Current:
Federal	$3.5	$3.0	$2.6
State and local	2.8	2.4	3.7

Total current	6.3	5.4	6.3
Investment tax credits	(0.4)	(0.4)	(0.4)

Deferred:
Federal	64.7	48.7	50.1
State and local	70.1	13.7	45.5

Total deferred	134.8	62.4	95.6
Valuation allowance	(67.1)	(10.7)	(33.2)

Total	$73.6	$56.7	$68.3

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2008	2007	2006
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax	3.3	4.5	11.6
Change in valuation allowance, net of federal income tax	(24.7)	(5.3)	(14.0)
State law changes	—	—	8.7
Expiring state net operating loss	24.1	—	—
Nondeductible interest expense	3.7	6.5	5.4
Other differences, net	0.4	3.0	(2.5)

Effective rate	41.8%	43.7%	44.2%

Income tax recognized by the Company in the income statement, other comprehensive income, and retained earnings consists of the following:

	Year Ended December 31,
(dollars in millions)	2008	2007	2006
Income tax provision (benefit) related to:
Continuing operations	$73.6	$56.7	$68.3
Other comprehensive income (loss)	(36.2)	34.1	(71.9)
Excess tax benefits or stock option exercises	0.4	(0.5)	(0.7)
Effect of SAB 108	—	—	(5.2)
Implementation of FIN 48	—	5.1	—

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
(dollars in millions)	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$505.1	$626.9
Pension and postretirement benefits	178.9	119.7
Other	67.7	63.3

Total deferred tax assets	751.7	809.9
Valuation allowance	(72.9)	(140.0)

Total deferred income tax assets, net of valuation allowance	678.8	669.9

Deferred tax liabilities:
Property, plant and equipment	108.8	65.9
Federal deferred liability on state deferred tax assets	6.6	7.0
Other	0.4	0.8

Total deferred tax liabilities	115.8	73.7

Net deferred tax assets	$563.0	$596.2

As of December 31, 2008, the Company had approximately $1.3 billion of federal operating loss tax carryforwards, with a deferred tax asset value of approximately $439.1 million, and approximately $66.0 million in deferred tax assets related to state and local operating loss tax carryforwards. The majority of the remaining tax loss carryforwards will generally expire between 2017 and 2023. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.

The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible, and prior to the expiration of the net operating loss carryforwards. Due to its historical and future projected earnings, the Company believes it will utilize future federal deductions and available net operating loss carryforwards prior to their expiration. The Company also concluded that it was more likely than not that certain state tax loss carryforwards would not be realized based upon the analysis described above and therefore provided a valuation allowance. The reduction in valuation allowance in 2008 relates primarily to the write off of Ohio net operating loss carryforwards, which were fully reserved, pursuant to the elimination of the Ohio corporate income tax during 2008.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $5.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $14.5 million at December 31, 2007 and $15.3 million at December 31, 2008. The Company does not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in millions)
Unrecognized tax benefits balance at January 1, 2007	$14.7
Changes for tax positions for prior years	0.1

Unrecognized tax benefits balance at December 31, 2007	$14.8
Changes for tax positions for the current year	0.8

Unrecognized tax benefits balance at December 31, 2008	$15.6

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2004. In 2007, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for 2004 to 2006. The IRS has completed its examination of the 2004 and 2005 tax years while 2006 is still under audit.

The Company recognizes accrued penalties related to unrecognized tax benefits in income tax expense. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. Accrued interest and penalties are insignificant at December 31, 2008 and December 31, 2007.

13. Stock-Based Compensation Plans

The Company generally grants performance-based awards, time-based restricted shares, and stock options. The Company’s practice has been to make its annual grant of stock options and time-based restricted awards in December and annual performance-based awards in the first quarter. In addition, the Company has also historically granted a smaller number of stock-based awards at various times during the year for new employees, promotions and performance achievements. The numbers of shares authorized and available for grant under these plans were 28.0 million and 2.5 million, respectively, at December 31, 2008.

Performance-Based Restricted Awards

Awards granted generally vest over three to four years and upon the achievement of certain performance-based objectives. Under SFAS No. 123(R), performance-based awards are expensed based on their grant date fair value if it is probable that the performance conditions will be achieved. The following table provides a summary of the Company’s outstanding performance-based restricted shares:

	2008		2007		2006
(in thousands)	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1,	2,932	$4.75	1,668	$4.30	1,214	$4.30
Granted*	1,438	3.98	1,896	5.01	820	4.29
Vested	(550)	4.51	(444)	4.29	(360)	4.30
Forfeited	(1,513)	4.95	(188)	4.52	(6)	4.30

Non-vested at December 31,	2,307	$4.20	2,932	$4.75	1,668	$4.30

(in millions)
Compensation expense for the year	$3.1		$4.5		$2.2
Tax benefit related to compensation expense	$(1.2)		$(1.7)		$(0.9)
Grant date fair value of shares vested	$2.5		$1.9		$1.5

*	Assumes the maximum number of awards that can be earned if the performance conditions are achieved.

As of December 31, 2008, unrecognized compensation expense related to performance-based awards was $0.9 million, which is expected to be recognized over a weighted average period of one year.

Time-Based Restricted Awards

The grant date fair value of time-based restricted shares generally vest and are expensed in one-third increments over a period of three years. The following table provides a summary of the Company’s outstanding time-based restricted shares:

	2008		2007		2006
(in thousands)	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1,	375	$4.87	253	$4.74	157	$5.29
Granted	60	4.69	280	4.94	253	4.74
Vested	(97)	4.85	(144)	4.78	(153)	5.30
Forfeited	(35)	5.03	(14)	4.74	(4)	4.60

Non-vested at December 31,	303	$4.82	375	$4.87	253	$4.74

(in millions)
Compensation expense for the year	$0.7		$0.7		$0.1
Tax benefit related to compensation expense	$(0.3)		$(0.3)		$—
Grant date fair value of shares vested	$0.5		$0.7		$0.8

As of December 31, 2008, unrecognized compensation expense related to these shares was $1.0 million, which is expected to be recognized over a weighted average period of two years.

Stock Option Awards

Generally, stock options have ten-year terms and vesting terms of three years.

The following table provides a summary of the Company’s outstanding stock option awards:

	2008		2007		2006
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Prices Per Share	Shares	Weighted- Average Exercise Prices Per Share	Shares	Weighted- Average Exercise Prices Per Share
Options outstanding at January 1,	20,625	$10.76	21,153	$10.89	22,828	$11.28
Granted	3,699	2.20	1,135	4.92	1,260	4.61
Exercised	(85)	3.86	(632)	3.96	(535)	3.56
Forfeited	—	—	(178)	4.50	(4)	4.00
Expired	(1,469)	11.58	(853)	12.74	(2,396)	12.96

Options outstanding at December 31,	22,770	$9.34	20,625	$10.76	21,153	$10.89

Options vested and expected to vest at December 31,	22,597	$9.40	20,625	$10.76	21,153	$10.89

Options exercisable at December 31,	17,999	$11.07	18,881	$11.31	19,974	$11.26

(in millions)
Compensation expense for the year	$1.8		$0.9		$0.2
Tax benefit related to compensation expense	$(0.7)		$(0.4)		$(0.1)
Intrinsic value of options exercised	$—		$1.0		$0.5
Grant date fair value of options vested	$1.1		$0.7		$0.1

The following table summarizes the Company’s outstanding and exercisable stock options at December 31, 2008 (shares in thousands):

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Exercise Prices Per Share	Shares	Weighted-Average Exercise Prices Per Share
$1.67 to $3.70	5,991	$2.69	3,201	$3.57
$3.71 to $4.91	4,783	4.32	2,802	4.30
$5.05 to $9.65	5,446	6.99	5,446	6.99
$15.95 to $22.84	5,012	18.21	5,012	18.21
$23.12 to $38.19	1,538	30.19	1,538	30.19

Total	22,770	$9.34	17,999	$11.07

As of December 31, 2008, the aggregate intrinsic value for stock options outstanding was approximately $0.7 million and for stock options exercisable was insignificant. The weighted-average remaining contractual life for stock options outstanding and exercisable stock options is approximately five years and four years, respectively. As of December 31, 2008, there was $3.4 million of unrecognized stock compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately two years.

The fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008	2007	2006
Expected volatility	34.7%	29.6%	29.7%
Risk-free interest rate	2.0%	3.6%	4.5%
Expected holding period — years	5	5	5
Expected dividends	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$0.74	$1.61	$1.57

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

14. Business Segment Information

The Company operates in three segments: Wireline, Wireless and Technology Solutions, as described below. The Company’s segments are strategic business units that offer distinct products and services and are aligned with its internal management structure and reporting.

The Wireline segment provides local voice, data, long-distance, and other services. Local voice services include local telephone service, switched access, information services such as directory assistance, and value-added services such as caller identification, voicemail, call waiting, call return and text messaging. Data services include DSL and dial-up internet access, dedicated network access, and Gigabit Ethernet (“Gig-E”) and Asynchronous Transfer Mode (“ATM”) based data transport. Long distance services include long distance, audio conferencing, VoIP services, private line, and multi protocol label switching. Other services mainly consist of security monitoring services and surveillance hardware, public payphones, cable television, DirecTV commissioning, inside wire installation for business enterprises, and billing, clearinghouse and other ancillary services primarily for inter-exchange (long distance) carriers. These services are primarily provided to customers in southwestern Ohio, northern Kentucky, and southeastern Indiana. In February 2008, eGIX, a CLEC provider of voice and long distance services primarily to business customers in Indiana and Illinois, was purchased for $18.1 million. In March 2007, a local telecommunication business that offers voice, data, and cable TV services in Lebanon, Ohio was purchased for $7.0 million. Wireline operating income includes restructuring charges of $27.1 million in 2008, $36.1 million in 2007, and $2.8 million in 2006, as described in Note 3. Wireline operating income also includes an operating tax settlement gain of $10.2 million and an asset impairment charge of $1.2 million in 2008.

The Wireless segment provides advanced, digital wireless voice and data communications services and sales of related handset equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. This segment consists of the operations of the CBW subsidiary. Wireless operating income includes restructuring charges of $0.5 million in 2008 and $2.1 million in 2007, as described in Note 3.

Technology Solutions provides a range of fully managed and outsourced IT and telecommunications services and offers solutions that combine data center collocation services along with the sale, installation, and maintenance of major branded IT and telephony equipment. In May 2006, this segment purchased ATI for a purchase price of $3.5 million. ATI is based in Louisville, Kentucky and is a reseller of, and maintenance provider for, telephony equipment. On December 31, 2007, GramTel, which provides data center services to small and medium-size companies and is based in South Bend, Indiana, was purchased for $20.3 million. Technology Solutions operating income includes restructuring charges of $0.7 million in 2008 and $1.0 million in 2007, as described in Note 3.

Corporate operating income for 2008 includes costs associated with the settlement of a patent lawsuit totaling $2.0 million and a gain on restructuring of $0.2 million. Corporate operating income for 2007 includes restructuring costs of $0.4 million. Corporate operating income in 2006 included a charge of $6.3 million related to the settlement of the Company’s shareholder litigation, income from the sale of a bankruptcy claim receivable for $3.6 million, a $4.7 million gain on sale of broadband fiber assets, and $2.9 million of income from the expiration of certain warranties and guarantees. The gains associated with the sale of broadband assets and the expiration of warranties and guarantees are included in “Gain on sale of broadband assets” in the Consolidated Statements of Operations.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated. The Company’s business segment information is as follows:

	Year Ended December 31,
(dollars in millions)	2008	2007	2006
Revenue
Wireline	$803.6	$821.7	$810.4
Wireless	316.1	294.5	262.0
Technology Solutions	315.2	258.3	216.6
Intersegment	(31.9)	(25.9)	(18.9)

Total revenue	$1,403.0	$1,348.6	$1,270.1

Intersegment revenue
Wireline	$25.4	$21.8	$14.2
Wireless	3.2	2.6	2.8
Technology Solutions	3.3	1.5	1.9

Total intersegment revenue	$31.9	$25.9	$18.9

Operating income
Wireline	$261.7	$252.5	$291.8
Wireless	46.8	34.3	20.2
Technology Solutions	18.1	18.1	15.8
Corporate	(21.4)	(22.5)	(15.3)

Total operating income	$305.2	$282.4	$312.5

Expenditures for long-lived assets
Wireline	$122.5	$100.9	$92.5
Wireless	48.7	50.1	167.7
Technology Solutions	79.0	110.8	14.7
Corporate	0.7	—	0.2

Total expenditure for long-lived assets	$250.9	$261.8	$275.1

Depreciation and amortization
Wireline	$101.9	$105.5	$106.2
Wireless	35.5	37.8	33.1
Technology Solutions	16.3	7.4	3.7
Corporate	0.2	0.1	—

Total depreciation and amortization	$153.9	$150.8	$143.0

Assets (at December 31, 2008 and 2007)
Wireline	$694.3	$684.5
Wireless	377.2	369.3
Technology Solutions	328.8	243.2
Corporate and eliminations	686.4	722.6

Total assets	$2,086.7	$2,019.6

Details of the Company’s service and product revenues are as follows:

	Year Ended December 31,
(dollars in millions)	2008	2007	2006
Service revenue
Wireline	$766.4	$782.6	$785.1
Wireless	287.5	265.1	233.1
Managed and data center services	97.7	67.6	47.4
Telephony installation and maintenance	24.5	26.2	23.7
Other	19.5	13.9	10.9

Total service revenue	$1,195.6	$1,155.4	$1,100.2

Product revenue
Handsets and accessories	$25.4	$26.8	$26.1
IT, telephony and other equipment	182.0	166.4	143.8

Total product revenue	$207.4	$193.2	$169.9

The reconciliation of the Consolidated Statement of Cash Flows to expenditures for long-lived assets is as follows:

	Year Ended December 31,
(dollars in millions)	2008	2007	2006
Per Consolidated Statement of Cash Flows:
Capital expenditures	$230.9	$233.8	$151.3
Acquisitions of businesses and remaining minority interest in CBW	21.6	23.6	86.7
Purchase (refund of deposit) of wireless licenses	(1.6)	4.4	37.1

Total expenditure for long-lived assets	$250.9	$261.8	$275.1

15. Supplemental Cash Flow Information

	Year ended December 31,
(dollars in millions)	2008	2007	2006
Capitalized interest expense	$3.1	$3.6	$1.0
Cash paid for:
Interest	145.0	156.5	153.7
Income taxes, net of refunds	2.0	6.6	6.6
Noncash investing and financing activities:
Increase in assets and liabilities due to capital lease transactions	28.1	9.0	5.2
Noncash operating and investing activities:
Increase (decrease) in accrual for capital expenditures	(11.3)	9.7	0.3

16. Supplemental Guarantor Information — Cincinnati Bell Telephone Notes

CBT, a wholly-owned subsidiary of CBI, the parent company, has $230 million in notes outstanding that are guaranteed by CBI and no other subsidiaries of CBI. The guarantee is full and unconditional. CBI’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet CBI’s debt service obligations. Separately, in connection with a fifteen year contract for 25,000 square feet of data center space between Cincinnati Bell Technology Solutions (“CBTS”) and a data center customer, CBI has guaranteed the performance obligations of CBTS in relation to providing the data center space and managed services under that long-term contract. In addition, CBI has also guaranteed capital leases, mainly for CBTS, totaling $26.8 million.

The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2008 and 2007 and the Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2008, 2007, and 2006 of (1) CBI, the parent company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2008
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$716.7	$736.4	$(50.1)	$1,403.0
Operating costs and expenses	20.8	480.6	646.5	(50.1)	1,097.8

Operating income (loss)	(20.8)	236.1	89.9	—	305.2
Interest expense	119.6	14.8	25.2	(19.9)	139.7
Other expense (income)	(30.9)	7.1	(6.8)	19.9	(10.7)

Income (loss) before equity in earnings of subsidiaries and income taxes	(109.5)	214.2	71.5	—	176.2
Income tax expense (benefit)	(32.7)	79.3	27.0	—	73.6
Equity in earnings of subsidiaries, net of tax	179.4	—	—	(179.4)	—

Net income	102.6	134.9	44.5	(179.4)	102.6
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$92.2	$134.9	$44.5	$(179.4)	$92.2

	Year Ended December 31, 2007
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$752.6	$638.8	$(42.8)	$1,348.6
Operating costs and expenses	23.7	526.3	559.0	(42.8)	1,066.2

Operating income (loss)	(23.7)	226.3	79.8	—	282.4
Interest expense	137.8	14.9	30.0	(27.8)	154.9
Other expense (income)	(31.7)	5.8	(4.3)	27.8	(2.4)

Income (loss) before equity in earnings of subsidiaries and income taxes	(129.8)	205.6	54.1	—	129.9
Income tax expense (benefit)	(37.2)	73.2	20.7	—	56.7
Equity in earnings of subsidiaries, net of tax	165.8	—	—	(165.8)	—

Net income	73.2	132.4	33.4	(165.8)	73.2
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$62.8	$132.4	$33.4	$(165.8)	$62.8

	Year Ended December 31, 2006
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$747.3	$557.6	$(34.8)	$1,270.1
Operating costs and expenses	22.0	481.3	489.1	(34.8)	957.6

Operating income (loss)	(22.0)	266.0	68.5	—	312.5
Interest expense	146.1	15.1	32.6	(31.7)	162.1
Other expense (income)	(32.5)	0.3	(3.7)	31.7	(4.2)

Income (loss) before equity in earnings of subsidiaries and income taxes	(135.6)	250.6	39.6	—	154.6
Income tax expense (benefit)	(35.8)	89.8	14.3	—	68.3
Equity in earnings of subsidiaries, net of tax	186.1	—	—	(186.1)	—

Net income	86.3	160.8	25.3	(186.1)	86.3
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$75.9	$160.8	$25.3	$(186.1)	$75.9

Condensed Consolidating Balance Sheets

	As of December 31, 2008
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$4.5	$1.8	$0.4	$—	$6.7
Receivables, net	3.2	—	161.7	—	164.9
Other current assets	27.7	25.3	97.1	(0.6)	149.5

Total current assets	35.4	27.1	259.2	(0.6)	321.1
Property, plant and equipment, net	0.6	594.7	449.0	—	1,044.3
Goodwill and other intangibles, net	—	3.0	194.8	—	197.8
Investments in and advances to subsidiaries	1,041.8	—	—	(1,041.8)	—
Other noncurrent assets	358.4	13.9	214.2	(63.0)	523.5

Total assets	$1,436.2	$638.7	$1,117.2	$(1,105.4)	$2,086.7

Current portion of long-term debt	$2.1	$0.7	$7.4	$—	$10.2
Accounts payable	0.1	37.8	72.9	—	110.8
Other current liabilities	99.6	54.9	48.3	—	202.8

Total current liabilities	101.8	93.4	128.6	—	323.8
Long-term debt, less current portion	1,598.4	235.0	117.1	—	1,950.5
Other noncurrent liabilities	445.3	46.5	93.5	(63.6)	521.7
Intercompany payables	—	22.5	447.9	(470.4)	—

Total liabilities	2,145.5	397.4	787.1	(534.0)	2,796.0
Shareowners' equity (deficit)	(709.3)	241.3	330.1	(571.4)	(709.3)

Total liabilities and shareowners' equity (deficit)	$1,436.2	$638.7	$1,117.2	$(1,105.4)	$2,086.7

	As of December 31, 2007
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$23.6	$1.9	$0.6	$—	$26.1
Receivables, net	0.1	—	176.4	—	176.5
Other current assets	14.9	28.5	90.0	(18.3)	115.1

Total current assets	38.6	30.4	267.0	(18.3)	317.7
Property, plant and equipment, net	0.3	590.1	343.3	—	933.7
Goodwill and other intangibles, net	—	3.4	180.2	—	183.6
Investments in and advances to subsidiaries	1,036.4	—	—	(1,036.4)	—
Other noncurrent assets	319.8	16.0	279.9	(31.1)	584.6

Total assets	$1,395.1	$639.9	$1,070.4	$(1,085.8)	$2,019.6

Current portion of long-term debt	$4.0	$0.6	$3.2	$—	$7.8
Accounts payable	—	40.7	64.8	—	105.5
Other current liabilities	90.8	65.1	48.4	—	204.3

Total current liabilities	94.8	106.4	116.4	—	317.6
Long-term debt, less current portion	1,671.4	235.6	94.9	—	2,001.9
Other noncurrent liabilities	296.5	61.2	59.4	(49.4)	367.7
Intercompany payables	—	14.2	472.0	(486.2)	—

Total liabilities	2,062.7	417.4	742.7	(535.6)	2,687.2
Shareowners' equity (deficit)	(667.6)	222.5	327.7	(550.2)	(667.6)

Total liabilities and shareowners' equity (deficit)	$1,395.1	$639.9	$1,070.4	$(1,085.8)	$2,019.6

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2008
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(27.8)	$208.1	$223.6	$—	$403.9

Capital expenditures	(0.6)	(97.5)	(132.8)	—	(230.9)
Acquisition of businesses and wireless licenses	—	(2.3)	(17.7)	—	(20.0)
Other investing activities	0.1	0.7	(0.4)	—	0.4

Cash flows used in investing activities	(0.5)	(99.1)	(150.9)	—	(250.5)

Funding between Parent and subsidiaries, net	175.6	(108.5)	(67.1)	—	—
Issuance of long-term debt	20.0	—	3.0	—	23.0
Net change in credit facility with initial maturities less than 90 days	(2.0)	—	—	—	(2.0)
Repayment of debt	(96.6)	(0.6)	(8.5)	—	(105.7)
Common stock repurchase	(76.8)	—	—	—	(76.8)
Other financing activities	(11.0)	—	(0.3)	—	(11.3)

Cash flows provided by (used in) financing activities	9.2	(109.1)	(72.9)	—	(172.8)

Decrease in cash and cash equivalents	(19.1)	(0.1)	(0.2)	—	(19.4)
Beginning cash and cash equivalents	23.6	1.9	0.6	—	26.1

Ending cash and cash equivalents	$4.5	$1.8	$0.4	$—	$6.7

	Year Ended December 31, 2007
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(58.4)	$279.0	$88.2	$—	$308.8

Capital expenditures	—	(94.3)	(139.5)	—	(233.8)
Acquisition of businesses and wireless licenses	—	(4.6)	(23.4)	—	(28.0)
Other investing activities	(1.2)	1.0	(1.5)	—	(1.7)

Cash flows used in investing activities	(1.2)	(97.9)	(164.4)	—	(263.5)

Funding between Parent and subsidiaries, net	176.0	(179.8)	3.8	—	—
Issuance of long-term debt	—	—	75.6	—	75.6
Increase in Corporate credit facility, net	55.0	—	—	—	55.0
Repayment of debt	(214.9)	(0.9)	(3.3)	—	(219.1)
Other financing activities	(8.8)	—	(1.3)	—	(10.1)

Cash flows provided by (used in) financing activities	7.3	(180.7)	74.8	—	(98.6)

Increase (decrease) in cash and cash equivalents	(52.3)	0.4	(1.4)	—	(53.3)
Beginning cash and cash equivalents	75.9	1.5	2.0	—	79.4

Ending cash and cash equivalents	$23.6	$1.9	$0.6	$—	$26.1

	Year Ended December 31, 2006
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(59.6)	$254.3	$140.0	$—	$334.7

Capital expenditures	—	(89.0)	(62.3)	—	(151.3)
Acquisition of businesses and wireless licenses	—	—	(123.8)	—	(123.8)
Other investing activities	—	2.0	13.1	—	15.1

Cash flows used in investing activities	—	(87.0)	(173.0)	—	(260.0)

Funding between Parent and subsidiaries, net	127.6	(165.7)	38.1	—	—
Repayment of debt	(7.2)	(2.5)	(3.6)	—	(13.3)
Other financing activities	(8.8)	1.1	—	—	(7.7)

Cash flows provided by (used in) financing activities	111.6	(167.1)	34.5	—	(21.0)

Increase in cash and cash equivalents	52.0	0.2	1.5	—	53.7
Beginning cash and cash equivalents	23.9	1.3	0.5	—	25.7

Ending cash and cash equivalents	$75.9	$1.5	$2.0	$—	$79.4

17. Supplemental Guarantor Information — 7 1/4% Senior Notes Due 2013, 7% Senior Notes Due 2015, and 8 3/8% Senior Subordinated Notes Due 2014

The Company’s 7 1/4% Senior Notes due 2013, 7% Senior Notes due 2015, and 8 3/8% Senior Subordinated Notes due 2014 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc. (f/k/a ZoomTown.com Inc.), Cincinnati Bell Complete Protection Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless LLC, GramTel Inc. (f/k/a BCSIVA Inc.), BRCOM Inc., CBTS, and IXC Internet Services Inc. CBI owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. CBI’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet CBI’s debt service obligations. Separately, in connection with a fifteen year contract for 25,000 square feet of data center space between CBTS and a data center customer, CBI has guaranteed the performance obligations of CBTS in relation to providing the data center space and managed services under that long-term contract. In addition, CBI has also guaranteed capital leases, mainly for CBTS, totaling $26.8 million.

The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2008 and 2007 and the Condensed Consolidating Statements of Operations and Cash Flows for the three years ended December 31, 2008, 2007, and 2006 of (1) CBI, the parent company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2008
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$789.7	$663.4	$(50.1)	$1,403.0
Operating costs and expenses	20.8	711.2	415.9	(50.1)	1,097.8

Operating income (loss)	(20.8)	78.5	247.5	—	305.2
Interest expense	119.6	20.2	19.8	(19.9)	139.7
Other expense (income)	(30.9)	(1.0)	1.3	19.9	(10.7)

Income (loss) before equity in earnings of subsidiaries and income taxes	(109.5)	59.3	226.4	—	176.2
Income tax expense (benefit)	(32.7)	22.5	83.8	—	73.6
Equity in earnings of subsidiaries, net of tax	179.4	—	—	(179.4)	—

Net income	102.6	36.8	142.6	(179.4)	102.6
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$92.2	$36.8	$142.6	$(179.4)	$92.2

	Year Ended December 31, 2007
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$700.4	$691.0	$(42.8)	$1,348.6
Operating costs and expenses	23.7	632.6	452.7	(42.8)	1,066.2

Operating income (loss)	(23.7)	67.8	238.3	—	282.4
Interest expense	137.8	25.3	19.6	(27.8)	154.9
Other expense (income)	(31.7)	1.3	0.2	27.8	(2.4)

Income (loss) before equity in earnings of subsidiaries and income taxes	(129.8)	41.2	218.5	—	129.9
Income tax expense (benefit)	(37.2)	16.2	77.7	—	56.7
Equity in earnings of subsidiaries, net of tax	165.8	—	—	(165.8)	—

Net income	73.2	25.0	140.8	(165.8)	73.2
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$62.8	$25.0	$140.8	$(165.8)	$62.8

	Year Ended December 31, 2006
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$607.9	$697.0	$(34.8)	$1,270.1
Operating costs and expenses	22.0	541.5	428.9	(34.8)	957.6

Operating income (loss)	(22.0)	66.4	268.1	—	312.5
Interest expense	146.1	32.9	14.8	(31.7)	162.1
Other income	(32.5)	(3.1)	(0.3)	31.7	(4.2)

Income (loss) before equity in earnings of subsidiaries and income taxes	(135.6)	36.6	253.6	—	154.6
Income tax expense (benefit)	(35.8)	15.0	89.1	—	68.3
Equity in earnings of subsidiaries, net of tax	186.1	—	—	(186.1)	—

Net income (loss)	86.3	21.6	164.5	(186.1)	86.3
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$75.9	$21.6	$164.5	$(186.1)	$75.9

Condensed Consolidating Balance Sheets

	As of December 31, 2008
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$4.5	$0.4	$1.8	$—	$6.7
Receivables, net	3.2	55.2	106.5	—	164.9
Other current assets	27.7	92.2	30.2	(0.6)	149.5

Total current assets	35.4	147.8	138.5	(0.6)	321.1
Property, plant and equipment, net	0.6	449.0	594.7	—	1,044.3
Goodwill and other intangibles, net	—	194.8	3.0	—	197.8
Investments in and advances to subsidiaries	1,041.8	—	—	(1,041.8)	—
Other noncurrent assets	358.4	215.5	12.6	(63.0)	523.5

Total assets	$1,436.2	$1,007.1	$748.8	$(1,105.4)	$2,086.7

Current portion of long-term debt	$2.1	$7.4	$0.7	$—	$10.2
Accounts payable	0.1	81.9	28.8	—	110.8
Other current liabilities	99.6	50.4	52.8	—	202.8

Total current liabilities	101.8	139.7	82.3	—	323.8
Long-term debt, less current portion	1,598.4	42.1	310.0	—	1,950.5
Other noncurrent liabilities	445.3	94.1	45.9	(63.6)	521.7
Intercompany payables	—	429.1	41.3	(470.4)	—

Total liabilities	2,145.5	705.0	479.5	(534.0)	2,796.0
Shareowners' equity (deficit)	(709.3)	302.1	269.3	(571.4)	(709.3)

Total liabilities and shareowners' equity (deficit)	$1,436.2	$1,007.1	$748.8	$(1,105.4)	$2,086.7

	As of December 31, 2007
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$23.6	$0.8	$1.7	$—	$26.1
Receivables, net	0.1	61.3	115.1	—	176.5
Other current assets	14.9	87.1	31.4	(18.3)	115.1

Total current assets	38.6	149.2	148.2	(18.3)	317.7
Property, plant and equipment, net	0.3	345.2	588.2	—	933.7
Goodwill and other intangibles, net	—	180.2	3.4	—	183.6
Investments in and advances to subsidiaries	1,036.4	26.8	—	(1,063.2)	—
Other noncurrent assets	319.8	278.8	17.1	(31.1)	584.6

Total assets	$1,395.1	$980.2	$756.9	$(1,112.6)	$2,019.6

Current portion of long-term debt	$4.0	$3.2	$0.6	$—	$7.8
Accounts payable	—	98.7	6.8	—	105.5
Other current liabilities	90.8	51.2	62.3	—	204.3

Total current liabilities	94.8	153.1	69.7	—	317.6
Long-term debt, less current portion	1,671.4	19.9	310.6	—	2,001.9
Other noncurrent liabilities	296.5	66.6	54.0	(49.4)	367.7
Intercompany payables	—	430.2	82.8	(513.0)	—

Total liabilities	2,062.7	669.8	517.1	(562.4)	2,687.2
Shareowners' equity (deficit)	(667.6)	310.4	239.8	(550.2)	(667.6)

Total liabilities and shareowners' equity (deficit)	$1,395.1	$980.2	$756.9	$(1,112.6)	$2,019.6

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2008
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(27.8)	$195.4	$236.3	$—	$403.9

Capital expenditures	(0.6)	(132.8)	(97.5)	—	(230.9)
Acquisition of businesses and wireless licenses	—	(17.7)	(2.3)	—	(20.0)
Other investing activities	0.1	(0.4)	0.7	—	0.4

Cash flows used in investing activities	(0.5)	(150.9)	(99.1)	—	(250.5)

Funding between Parent and subsidiaries, net	175.6	(39.4)	(136.2)	—	—
Issuance of long-term debt	20.0	—	3.0	—	23.0
Net change in credit facility with initial maturities less than 90 days	(2.0)	—	—	—	(2.0)
Repayment of debt	(96.6)	(5.5)	(3.6)	—	(105.7)
Common stock repurchase	(76.8)	—	—	—	(76.8)
Other financing activities	(11.0)	—	(0.3)	—	(11.3)

Cash flows provided by (used in) financing activities	9.2	(44.9)	(137.1)	—	(172.8)

Increase (decrease) in cash and cash equivalents	(19.1)	(0.4)	0.1	—	(19.4)
Beginning cash and cash equivalents	23.6	0.8	1.7	—	26.1

Ending cash and cash equivalents	$4.5	$0.4	$1.8	$—	$6.7

	Year Ended December 31, 2007
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(58.4)	$224.3	$142.9	$—	$308.8

Capital expenditures	—	(143.0)	(90.8)	—	(233.8)
Acquisition of businesses and wireless licenses	—	(23.4)	(4.6)	—	(28.0)
Other investing activities	(1.2)	(1.5)	1.0	—	(1.7)

Cash flows used in investing activities	(1.2)	(167.9)	(94.4)	—	(263.5)

Funding between Parent and subsidiaries, net	176.0	(54.9)	(121.1)	—	—
Issuance of long-term debt	—	0.6	75.0	—	75.6
Increase in Corporate credit facility, net	55.0	—	—	—	55.0
Repayment of debt	(214.9)	(3.3)	(0.9)	—	(219.1)
Other financing activities	(8.8)	—	(1.3)	—	(10.1)

Cash flows provided by (used in) financing activities	7.3	(57.6)	(48.3)	—	(98.6)

Increase (decrease) in cash and cash equivalents	(52.3)	(1.2)	0.2	—	(53.3)
Beginning cash and cash equivalents	75.9	2.0	1.5	—	79.4

Ending cash and cash equivalents	$23.6	$0.8	$1.7	$—	$26.1

\

	Year Ended December 31, 2006
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(59.6)	$158.0	$236.3	$—	$334.7

Capital expenditures	—	(63.5)	(87.8)	—	(151.3)
Acquisition of businesses and wireless licenses	—	(123.8)	—	—	(123.8)
Other investing activities	—	11.9	3.2	—	15.1

Cash flows used in investing activities	—	(175.4)	(84.6)	—	(260.0)

Funding between Parent and subsidiaries, net	127.6	22.5	(150.1)	—	—
Repayment of debt	(7.2)	(3.6)	(2.5)	—	(13.3)
Other financing activities	(8.8)	—	1.1	—	(7.7)

Cash flows provided by (used in) financing activities	111.6	18.9	(151.5)	—	(21.0)

Increase in cash and cash equivalents	52.0	1.5	0.2	—	53.7
Beginning cash and cash equivalents	23.9	0.5	1.3	—	25.7

Ending cash and cash equivalents	$75.9	$2.0	$1.5	$—	$79.4

18. Quarterly Financial Information (Unaudited)

	2008
(dollars in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$348.5	$351.2	$346.5	$356.8	$1,403.0
Operating income	57.1	79.9	79.8	88.4	305.2
Net income	12.9	25.6	26.6	37.5	102.6
Basic earnings per common share	0.04	0.10	0.10	0.15	0.39
Diluted earnings per common share	0.04	0.09	0.10	0.15	0.38

	2007
(dollars in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$315.3	$329.1	$344.3	$359.9	$1,348.6
Operating income	77.9	81.1	82.6	40.8	282.4
Net income	22.6	24.2	25.7	0.7	73.2
Basic earnings (loss) per common share	0.08	0.09	0.09	(0.01)	0.25
Diluted earnings (loss) per common share	0.08	0.08	0.09	(0.01)	0.24

The effects of assumed common share conversions are determined independently for each respective quarter and year and may not be dilutive during every period due to variations in operating results. Therefore, the sum of quarterly per share results will not necessarily equal the per share results for the full year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No reportable information under this item.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008 (the “Evaluation Date”). Based on that evaluation, Cincinnati Bell Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management’s annual report on internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2008, and they have concluded that there was not any change to Cincinnati Bell Inc.’s internal control over financial reporting in the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Item 9B. Other Information

No reportable information under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 401, Item 405, Item 406 and 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K regarding directors of Cincinnati Bell Inc. can be found in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

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

In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and filed as exhibits to this Annual Report on Form 10-K, in May 2008 the Company’s Chief Executive Officer submitted to the NYSE the certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303 A.12 of the NYSE Listed Company Manual.

Executive Officers of the Registrant:

The names, ages and positions of the executive officers of the Company are as follows:

Name	Age	Title
John F. Cassidy (a)	54	President and Chief Executive Officer
Brian A. Ross	51	Chief Operating Officer
Gary J. Wojtaszek	42	Chief Financial Officer
Jeffery D. Coleman	45	Vice President, Internal Controls
Christopher J. Wilson	43	Vice President, General Counsel, and Secretary
Brian G. Keating	55	Vice President, Human Resources and Administration
Kurt A. Freyberger	42	Vice President and Controller

(a)	Member of the Board of Directors

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

BRIAN A. ROSS, Chief Operating Officer of the Company since August 2008; Chief Financial Officer of the Company from 2004 to July 2008; Senior Vice President of Finance and Accounting of the Company in 2003; Vice President of Finance and Accounting of the Company’s Cincinnati-based operating subsidiaries from 2001-2003; Vice President of Finance and Accounting of Cincinnati Bell Wireless from 1999-2001.

GARY J. WOJTASZEK, Chief Financial Officer of the Company since August 2008; Senior Vice President, Treasurer, and Chief Accounting Officer of Laureate Education Corporation from 2006 to 2008; Vice President of Finance and principal accounting officer of Agere Systems, Inc. from 2001 to 2006.

JEFFERY D. COLEMAN, Vice President of Internal Controls of the Company since August 2005; Director of Internal Audit of Convergys Corporation from 2000-2005; Regional General Auditor of H.J. Heinz, 1995-2000.

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

KURT A. FREYBERGER, Vice President and Controller of the Company since March 2005; Assistant Corporate Controller of Chiquita Brands International, Inc. from 2000 to March 2005; various financial reporting roles at Chiquita from 1996-2000.

I tems 11 and 12. Executive Compensation and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by these items can be found in the Proxy Statement for the Annual Meeting and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by these items can be found in the Proxy Statement for the Annual Meeting and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by these items can be found in the Proxy Statement for the Annual Meeting and incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statement Schedules

Financial Statement Schedule II — Valuation and Qualifying Accounts is included on page 114. All other schedules are not required under the related instructions or are not applicable.

Exhibits

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (“SEC”), are incorporated herein by reference as exhibits hereto.

Exhibit Number	Description

(3)(a)	Amended and Restated Articles of Incorporation of Cincinnati Bell Inc. (Exhibit 3.1 to Current Report on Form 8-K, date of Report April 25, 2008, File No. 1-8519).

(3)(b)	Amended and Restated Regulations of Cincinnati Bell (Exhibit 3.2 to Current Report on Form 8-K, date of Report April 25, 2008, File No. 1-8519).

(4)(c)(i)	Indenture dated July 1, 1993, between Cincinnati Bell Inc., Issuer, and The Bank of New York, Trustee, in connection with $50,000,000 of Cincinnati Bell Inc. 7 1/4% Notes Due June 15, 2023 (Exhibit 4-A to Current Report on Form 8-K, date of report July 12, 1993, File No. 1-8519).

(4)(c)(ii)(1)	Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4-A to Current Report on Form 8-K, filed October 27, 1993, File No. 1-8519).

(4)(c)(ii)(2)	First Supplemental Indenture dated as of December 31, 2004 to the Indenture dated October 27, 1993 by and among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit 4(c)(ii)(2) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(ii)(3)	Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated October 27, 1993 by and among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit 4(c)(ii)(3) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iii)(1)	Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4-A to Current Report on Form 8-K, filed November 30, 1998, File No. 1-8519).

(4)(c)(iii)(2)	First Supplemental Indenture dated as of January 10, 2005 to the Indenture dated November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and the Bank of New York, as Trustee (Exhibit 4(c)(iii)(2) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iii)(3)	Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and the Bank of New York, as Trustee (Exhibit (4)(c)(iii)(3) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(iv)	Warrant Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers (Exhibit (4)(c)(vii) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)	Equity Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers (Exhibit (4)(c)(ix) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

Exhibit Number	Description

(4)(c)(vi)(1)	Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(1) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4(c)(vi)(2)	First Amendment to Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(2) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4)(c)(vi)(3)	Second Amendment to Purchase Agreement, dated as of April 30, 2004 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(3) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 1-8519).

(4)(c)(vi)(4)	Third Amendment to Purchase Agreement, dated April 30, 2004, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit 4(c)(viii)(4) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(vi)(5)	Fourth Amendment to Purchase Agreement, dated January 31, 2005, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit 4(c)(viii)(5) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4)(c)(vi)(6)	Note Repurchase Agreement, dated August 5, 2005, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit 10.1 to Current Report on Form 8-K, date of Report August 8, 2005, File No. 1-8519).

(4)(c)(vii)(1)	Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto, and the Bank of New York, as Trustee, in connection with Cincinnati Bell 7 1/4% Senior Notes due 2013 (Exhibit (4)(c)(xi) on Form S-4 dated July 17, 2003, File No. 1-8519).

(4)(c)(vii)(2)	First Supplemental Indenture dated as of January 28, 2005 to the Indenture dated as of July 11, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto, and the Bank of New York, as Trustee (Exhibit 4.1 to Current Report on Form 8-K dated February 2, 2005, File No. 1-8519).

(4)(c)(viii)	Indenture dated as of November 19, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto, and The Bank of New York, as Trustee, in connection with Cincinnati Bell 8 3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit (4)(c)(xiii) to Registration Statement No. 333-110940).

(4)(c)(ix)	Indenture dated as of February 16, 2005, by and among Cincinnati Bell Inc., as Issuer, the Guarantor parties thereto, and the Bank of New York, as Trustee in connection with Cincinnati Bell 7% Senior Notes due 2015 (Exhibit 4.1 to Current Report on Form 8-K, filed on February 23, 2005, File No. 1-8519).

(4)(c)(x)	No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(i)(A)	Credit Agreement dated as of February 16, 2005 as Amended and Restated as of August 31, 2005 among Cincinnati Bell Inc. as Borrower, the Guarantor parties thereto, Bank of America, N.A. as Administrative Agent, PNC Bank, National Association, as Swingline Lender, and Lenders party thereto (Exhibit 10.2 to Current Report on Form 8-K, filed September 1, 2005, File No. 1-8519).

Exhibit Number	Description

(10)(i)(B)(1)	Second Amendment to the Credit Agreement, dated as of May 25th, 2007, among Cincinnati Bell Inc., as Borrower, certain subsidiaries as Guarantors thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, and PNC Bank, National Association, as Swingline Lender and L/C Issuer (Exhibit 99.1 to Current Report on Form 8-K, filed June 1, 2007, File No. 1-8519).

(10)(i)(B)(2)	Third Amendment to the Credit Agreement, dated as of August 12, 2008, among Cincinnati Bell Inc., as Borrower, certain subsidiaries as Guarantors thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, and PNC Bank, National Association, as Swingline Lender and Lender (Exhibit 99.1 to Current Report on Form 8-K, date of Report August 12, 2008, File No. 1-8519).

(10)(i)(C)(1)	Purchase and Sale Agreement, dated as of March 23, 2007, among Cincinnati Bell Funding LLC as Purchaser, Cincinnati Bell Inc. as Servicer and sole member of Cincinnati Bell Funding LLC, and various Cincinnati Bell subsidiaries as Sellers (Exhibit 99.1 to Current Report on Form 8-K, filed March 29, 2007, File No. 1-8519).

(10)(i)(C)(2)	Receivables Purchase Agreement, dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, various Purchasers and Purchaser Agents, and PNC Bank, National Association, as Administrator. (Exhibit 99.2 to Current Report on Form 8-K, filed March 29, 2007, File No. 1-8519).

(10)(i)(C)(2.1)	First Amendment to Receivables Purchase Agreement dated as of March 18, 2008, to the Receivables Purchase Agreement, dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Purchasers and Purchaser Agents and PNC Bank, National Association, as Administrator for each Purchaser Group (Exhibit 99.1 to Current Report on Form 8-K, date of Report March 26, 2008, File No. 1-8519).

(10)(i)(C)(2.2)	Second Amendment to Receivables Purchase Agreement dated as of March 20, 2008, to the Receivables Purchase Agreement, dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Purchasers and Purchaser Agents and PNC Bank, National Association, as Administrator for each Purchaser Group (Exhibit 99.2 to Current Report on Form 8-K, date of Report March 26, 2008, File No. 1-8519).

(10)(ii)(A)	Asset Purchase Agreement, dated November 30, 2007 among Cincinnati Bell Any Distance Inc. as Buyer, eGIX, Inc. and eGIX Network Services, Inc as Sellers, and the Seller’s respective subsidiaries and principal shareholders (Exhibit (10)(ii)(A) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10)(ii)(B)	Asset Purchase Agreement, dated as of December 31, 2007, among GramTel USA, Inc. as Seller, BCSIVA Inc. as Buyer, and Jordan Industries, Inc. (Exhibit (10)(ii)(B) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10)(iii)(A)(1)*	Short Term Incentive Plan of Cincinnati Bell Inc., as amended and restated effective July 24, 2000 (Exhibit (10)(iii)(A)(1) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(1.1)*	Amendment to Cincinnati Bell Inc. Short Term Incentive Plan effective as of May 27, 2003 (Exhibit (10)(iii)(A)(1.1) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10)(iii)(A)(1.2)*+	Amendment to Cincinnati Bell Inc. Short Term Incentive Plan effective as of January 1, 2009.

(10)(iii)(A)(2)*+	Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors, as amended and restated as of January 1, 2005.

Exhibit Number	Description

(10)(iii)(A)(2.1)*	Amendment to Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors effective as of January 1, 2006 (Exhibit (10)(iii)(A) (2.3) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10)(iii)(A)(3)*+	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005.

(10)(iii)(A)(4)*+	Cincinnati Bell Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005.

(10)(iii)(A)(5)*	Cincinnati Bell Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000 (Exhibit (10)(iii)(A)(1) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10)(iii)(A)(5.1)*

Amendment to Cincinnati Bell Inc. 1997 Long Term Incentive Plan effective as of

January 1, 2001 (Exhibit (10)(iii)(A)(5.1) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10)(iii)(A)(5.2)*	Amendment to Cincinnati Bell Inc. 1997 Long Term Incentive Plan effective as of May 27, 2003 (Exhibit (10)(iii)(A)(5.2) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10)(iii)(A)(6)*	Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective January 1, 2001 (Exhibit (10)(iii)(A)(6) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10)(iii)(A)(6.1)*	Amendment to Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors effective as of May 27, 2003 (Exhibit (10)(iii)(A)(6.1) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10)(iii)(A)(7)*	Cincinnati Bell Inc. 1989 Stock Option Plan (Exhibit (10)(iii)(A)(14) to Annual Report on Form 10-K for 1989, File No. 1-8519).

(10)(iii)(A)(8)*+	Amended and Restated Employment Agreement effective as of January 1, 2009 between Cincinnati Bell Inc. and Brian G. Keating.

(10)(iii)(A)(9)*+	Amended and Restated Employment Agreement effective as of January 1, 2009, between Cincinnati Bell Inc. and John F. Cassidy.

(10)(iii)(A)(10)*+	Amended and Restated Employment Agreement effective as of January 1, 2009 between Cincinnati Bell Inc. and Christopher J. Wilson.

(10)(iii)(A)(12)*+	Amended and Restated Employment Agreement effective as of January 1, 2009 between Cincinnati Bell Inc. and Gary J. Wojtaszek.

(10)(iii)(A)(13)*+	Amended and Restated Employment Agreement effective as of January 1, 2009 between Cincinnati Bell Inc. and Brian A. Ross.

(10)(iii)(A)(14)*	Cincinnati Bell Inc. 2007 Long Term Incentive Plan (Appendix A to the Company’s 2007 Proxy Statement on Schedule 14A filed March 14, 2007, File No. 1-8519).

(10)(iii)(A)(15)*	Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors (Appendix B to the Company’s 2007 Proxy Statement on Schedule 14A filed on March 14, 2007, File No. 1-8519).

(10)(iii)(A)(16)*	Cincinnati Bell Inc. 2007 Performance Unit Agreement (Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-8519).

(10)(iii)(A)(17)*	Cincinnati Bell Management Pension Plan Restated effective as of January 1, 1997 (Exhibit (10)(iii)(A)(17) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10)(iii)(A)(17.1)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2002 (Exhibit (10)(iii)(A)(17.1) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

Exhibit Number	Description

(10)(iii)(A)(17.2)*	Amendment to Cincinnati Bell Management Pension Plan effective as of May 27, 2003 (Exhibit (10)(iii)(A)(17.2) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10)(iii)(A)(17.3)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 1997 (Exhibit (10)(iii)(A)(17.3) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10)(iii)(A)(17.4)*	Amendment to Cincinnati Bell Management Pension Plan effective as of December 4, 2003 (Exhibit (10)(iii)(A)(17.4) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10)(iii)(A)(17.5)*	Amendment to Cincinnati Bell Management Pension Plan effective as of August 19, 2004 (Exhibit (10)(iii)(A)(17.5) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10)(iii)(A)(17.6)*	Amendment to Cincinnati Bell Management Pension Plan effective as of June 1, 2005 (Exhibit (10)(iii)(A)(17.6) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10)(iii)(A)(17.7)*	Amendment to Cincinnati Bell Management Pension Plan effective as of March 28, 2005 (Exhibit (10)(iii)(A)(17.7) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10)(iii)(A)(17.8)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2006 (Exhibit (10)(iii)(A)(17.8) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10)(iii)(A)(17.9)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2007 (Exhibit (10)(iii)(A)(17.9) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10)(iii)(A)(17.10)*+	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 1997.

(10)(iii)(A)(17.11)*+	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 1997.

(10)(iii)(A)(17.12)*+	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2002.

(10)(iii)(A)(17.13)*+	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2005.

(10)(iii)(A)(17.14)*+	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2008.

(10)(iii)(A)(17.15)*+	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2008.

(10)(iii)(A)(17.16)*+	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2008.

(10)(iii)(A)(17.17)*+	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2009.

(10)(iii)(A)(18)*	Cincinnati Bell Inc. Form of Stock Option Agreement (1997 Employee Plan) (Exhibit 10.1 to Current Report on Form 8-K, date of Report December 3, 2004, File No. 1-8519).

(10)(iii)(A)(19)*	Cincinnati Bell Inc. Form of Cincinnati Bell Inc. Performance Restricted Stock Agreement (1997 Employee Plan) (Exhibit 10.2 to Current Report on Form 8-K, date of Report December 3, 2004, File No. 1-8519).

(10)(iii)(A)(20)*	Cincinnati Bell Inc. Form of Stock Option Agreement (Non-Employee Directors) (Exhibit 10.3 to Current Report on Form 8-K, date of Report December 4, 2003, File No. 1-8519).

(10)(iii)(A)(21)*+	Cincinnati Bell Inc. Form of Stock Appreciation Rights Agreement (2007 Long Term Incentive Plan).

(10)(iii)(A)(22)*+	Cincinnati Bell Inc. Form of Stock Option Agreement (2007 Long Term Incentive Plan).

(10)(iii)(A)(23)*+	Cincinnati Bell Inc. Form of Cincinnati Bell Inc. Performance Restricted Stock Agreement (2007 Long Term Incentive Plan).

(10)(iii)(A)(24)*+	Cincinnati Bell Inc. Form of 2008-2010 Performance Share Agreement (2007 Long Term Incentive Plan).

(14)	Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K (Exhibit (10)(iii)(A)(15) to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-8519).

Exhibit Number	Description
(21)+	Subsidiaries of the Registrant.

(23)+	Consent of Independent Registered Public Accounting Firm.

(24)+	Powers of Attorney.

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(a)(3) of the Instructions to Form 10-K.

The Company’s reports on Form 10-K, 10-Q, 8-K, proxy and other information are available free of charge at the following website: http://www.cincinnatibell.com. Upon request, the Company will furnish a copy of the Proxy Statement to its security holders without charge, portions of which are incorporated herein by reference. The Company will furnish any other exhibit at cost.

Schedule II

CINCINNATI BELL INC.

VALUATION AND QUALIFYING ACCOUNTS

(dollars in millions)

	Beginning of Period	Charge (Benefit) to Expenses	To (from) Other Accounts	Deductions	End of Period
Allowance for Doubtful Accounts
Year 2008	$17.1	$19.7	$—	$18.8	$18.0
Year 2007	$15.2	$15.2	$—	$13.3	$17.1
Year 2006	$14.3	$14.0	$—	$13.1	$15.2

Deferred Tax
Valuation Allowance
Year 2008	$140.0	$(67.1)	$—	$—	$72.9
Year 2007	$150.7	$(10.7)	$—	$—	$140.0
Year 2006	$183.9	$(33.2)	$—	$—	$150.7

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BELL INC.

February 26, 2009	By	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
Chief Financial Officer

	By	/s/ Kurt A. Freyberger
Kurt A. Freyberger
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John F. Cassidy John F. Cassidy	President, Chief Executive Officer, and Director	February 26, 2009

PHILLIP R. COX* Phillip R. Cox	Chairman of the Board and Director	February 26, 2009

BRUCE L. BYRNES* Bruce L. Byrnes	Director	February 26, 2009

JAKKI L. HAUSSLER* Jakki L. Haussler	Director	February 26, 2009

MARK LAZARUS* Mark Lazarus	Director	February 26, 2009

ROBERT W. MAHONEY* Robert W. Mahoney	Director	February 26, 2009

CRAIG F. MAIER* Craig F. Maier	Director	February 26, 2009

DANIEL J. MEYER* Daniel J. Meyer	Director	February 26, 2009

ALEX SHUMATE* Alex Shumate	Director	February 26, 2009

LYNN A. WENTWORTH* Lynn A. Wentworth	Director	February 26, 2009

Signature	Title	Date

JOHN M. ZRNO* John M. Zrno	Director	February 26, 2009

*By:	/s/ John. F. Cassidy	February 26, 2009
John F. Cassidy
as attorney-in-fact and on his behalf as Principal Executive Officer, President and Chief Executive Officer, and Director