Form 10-Q
period 2009-03-31
CINCINNATI BELL INC
filed 2009-05-07
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 1, 2009, there were 214,842,033 common shares outstanding and 155,250 shares of 6 3/4% Cumulative Convertible Preferred Stock outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue
Services	$293.1	$297.2
Products	32.4	51.3

Total revenue	325.5	348.5

Costs and expenses
Cost of services, excluding items below	101.1	106.5
Cost of products sold, excluding items below	37.9	52.3
Selling, general and administrative	73.9	70.1
Depreciation	38.2	36.1
Amortization	1.1	1.2
Restructuring charges (gains)	(7.0)	24.0
Asset impairment	—	1.2

Total operating costs and expenses	245.2	291.4

Operating income	80.3	57.1
Interest expense	31.8	36.3
Other income, net	—	(1.2)

Income before income taxes	48.5	22.0
Income tax expense	19.7	9.1

Net income	28.8	12.9
Preferred stock dividends	2.6	2.6

Net income applicable to common shareowners	$26.2	$10.3

Basic and diluted earnings per common share	$0.12	$0.04

Weighted average common shares outstanding (in millions)
Basic	224.3	246.7
Diluted	225.2	252.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$12.8	$6.7
Receivables, less allowances of $17.4 and $18.0	157.4	164.9
Inventory, materials and supplies	30.3	28.9
Deferred income taxes, net	91.3	96.8
Prepaid expenses and other current assets	15.2	23.8

Total current assets	307.0	321.1
Property, plant and equipment, net	1,058.5	1,044.3
Goodwill	71.9	71.8
Intangible assets, net	124.8	126.0
Deferred income taxes, net	414.4	466.2
Other noncurrent assets	53.1	57.3

Total assets	$2,029.7	$2,086.7

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$182.2	$10.2
Accounts payable	93.0	110.8
Unearned revenue and customer deposits	45.6	44.5
Accrued taxes	18.2	17.7
Accrued interest	26.1	45.9
Accrued payroll and benefits	44.9	49.7
Other current liabilities	44.2	45.0

Total current liabilities	454.2	323.8
Long-term debt, less current portion	1,802.8	1,950.5
Pension and postretirement benefit obligations	325.5	434.6
Other noncurrent liabilities	85.6	87.1

Total liabilities	2,668.1	2,796.0

Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2009 and December 31, 2008; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 217,030,097 and 228,496,896 shares issued; 216,357,898 and 227,881,835 outstanding at March 31, 2009 and December 31, 2008	2.2	2.3
Additional paid-in capital	2,670.4	2,695.3
Accumulated deficit	(3,327.7)	(3,356.5)
Accumulated other comprehensive loss	(110.0)	(177.1)
Common shares in treasury, at cost: 672,199 and 615,061 shares at March 31, 2009 and December 31, 2008	(2.7)	(2.7)

Total shareowners’ deficit	(638.4)	(709.3)

Total liabilities and shareowners’ deficit	$2,029.7	$2,086.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$28.8	$12.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	38.2	36.1
Amortization	1.1	1.2
Provision for loss on receivables	6.2	4.3
Noncash interest expense	1.9	1.2
Deferred income tax expense, including valuation allowance change	17.6	8.8
Pension and other postretirement expense in excess of (less than) payments	(3.1)	42.8
Other, net	0.4	1.4

Changes in operating assets and liabilities, net of effects of acquisitions
Decrease in receivables	1.6	2.6
Decrease (increase) in inventory, materials, supplies, prepaids and other current assets	6.7	(0.3)
Decrease in accounts payable	(17.5)	(7.3)
Decrease in accrued and other current liabilities	(26.9)	(25.6)
Decrease in other long-term assets	1.8	3.0
Increase in other long-term liabilities	1.7	6.9

Net cash provided by operating activities	58.5	88.0

Cash flows from investing activities
Capital expenditures	(45.7)	(60.7)
Acquisitions of businesses	(3.4)	(18.7)
Other, net	0.6	(0.7)

Net cash used in investing activities	(48.5)	(80.1)

Cash flows from financing activities
Increase in corporate credit and receivables facilities, net	23.0	45.0
Repayment of debt	(2.3)	(40.0)
Preferred stock dividends	(2.6)	(2.6)
Common stock repurchase	(21.4)	(16.7)
Other, net	(0.6)	(0.4)

Net cash used in financing activities	(3.9)	(14.7)

Net increase (decrease) in cash and cash equivalents	6.1	(6.8)
Cash and cash equivalents at beginning of year	6.7	26.1

Cash and cash equivalents at end of period	$12.8	$19.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies

The following represents a summary of the business and accounting policies of Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company”). A more detailed presentation can be found in the Company’s 2008 Annual Report on Form 10-K.

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

The Condensed Consolidated Balance Sheet as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results expected in the subsequent quarter or for the year ending December 31, 2009.

Recently Issued Accounting Standards — FASB Staff Position (“FSP”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” was issued in December 2008. It expands the disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to discuss the assumptions and risks used to compute the fair value of each category of plan assets. FSP No. 132(R)-1 becomes effective for fiscal years ending after December 15, 2009. Early adoption is permitted. As this statement relates to disclosure, it will not have a financial impact on the Company.

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

Form 10-Q Part I	Cincinnati Bell Inc.

2.	Earnings Per Common Share

Basic earnings per common share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised or converted to common stock but only to the extent that they are considered dilutive to the Company’s earnings. The impact from adopting FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” in 2009 on the calculation of basic and diluted EPS was immaterial. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the following periods:

	Three Months Ended March 31,
(in millions, except per share amounts)	2009	2008
Numerator:
Net income	$28.8	$12.9
Preferred stock dividends	2.6	2.6

Numerator for basic and diluted EPS	$26.2	$10.3

Denominator:
Denominator for basic EPS—weighted average common shares outstanding	224.3	246.7
Warrants	—	4.6
Stock-based compensation arrangements	0.9	1.5

Denominator for diluted EPS	225.2	252.8

Basic and diluted earnings per common share	$0.12	$0.04

Potentially issuable common shares excluded from denominator for diluted EPS due to anti-dilutive effect	43.9	39.7

3.	Comprehensive Income

	Three Months Ended March 31,
(dollars in millions)	2009	2008
Net income	$28.8	$12.9
Amortization and remeasurement of pension and postretirement liabilities, net of taxes	67.1	12.7

Comprehensive income	$95.9	$25.6

Form 10-Q Part I	Cincinnati Bell Inc.

4.	Debt

The Company’s debt consists of the following:

(dollars in millions)	March 31, 2009	December 31, 2008
Current portion of long-term debt:
Credit facility, revolver	$75.0	$—
Receivables Facility	96.0	—
Credit facility, Tranche B Term Loan	2.1	2.1
Capital lease obligations and other debt	9.1	8.1

Current portion of long-term debt	182.2	10.2

Long-term debt, less current portion:
Credit facility, revolver	—	73.0
Credit facility, Tranche B Term Loan	204.4	204.9
7 1/4% Senior Notes due 2013	439.9	439.9
8 3/8% Senior Subordinated Notes due 2014*	572.3	572.7
7% Senior Notes due 2015*	256.7	257.2
7 1/4% Senior Notes due 2023	50.0	50.0
Receivables Facility	—	75.0
Various Cincinnati Bell Telephone notes	230.0	230.0
Capital lease obligations and other debt	49.2	47.5

	1,802.5	1,950.2
Net unamortized premiums	0.3	0.3

Long-term debt, less current portion	1,802.8	1,950.5

Total debt	$1,985.0	$1,960.7

*	The face amount of these notes has been adjusted for the fair value of interest rate swaps classified as fair value derivatives and the unamortized called amounts received on terminated interest rate swaps at March 31, 2009 and December 31, 2008.

In March 2007, the Company and certain subsidiaries entered into an accounts receivable securitization facility (“Receivables Facility”), which permitted borrowings of up to $80 million. Under the Receivables Facility, certain subsidiaries sell their respective trade receivables on a continuous basis to CB Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and as such are not available to creditors of other subsidiaries or the parent company. In March 2009, the Company expanded the Receivables Facility to include an additional subsidiary, Cincinnati Bell Technology Solutions Inc. (“CBTS”), and increased the maximum potential borrowing amount to $115 million, depending on the level of eligible receivables and other factors. At March 31, 2009, the Company had $96.0 million outstanding under this facility, which was the maximum borrowing permitted at that date. The Receivables Facility is subject to annual bank renewals in February, and in any event expires in March 2012.

As of March 31, 2009, the Company had $75.0 million outstanding borrowings under its revolving credit facility, and had outstanding letters of credit totaling $25.6 million, leaving $149.4 million in additional borrowing availability under its Corporate credit facility. This facility expires in February 2010.

Form 10-Q Part I	Cincinnati Bell Inc.

5.	Financial Instruments

SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value of financial instruments as follows:

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

At March 31, 2009 and December 31, 2008, the fair value of the Company’s financial instruments that are required to be measured at fair value on a recurring basis are as follows:

(dollars in millions)	March 31, 2009	Level 1	Level 2	Level 3
Interest rate swap assets	$11.5	$—	$11.5	$—
Interest rate swap liabilities	3.9	—	3.9	—

(dollars in millions)	December 31, 2008	Level 1	Level 2	Level 3
Interest rate swap assets	$22.6	$—	$22.6	$—
Interest rate swap liabilities	3.8	—	3.8	—
Money market funds	3.1	3.1	—	—

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

In 2004 and 2005, the Company entered into long-term interest rate swaps with notional amounts totaling $450 million to change the fixed rate nature of a portion of the 7% Senior Notes due 2015 (“7% Senior Notes”) and the 8 3/8% Senior Subordinated Notes due 2014 (“8 3/8% Subordinated Notes”) to floating rate debt (“long-term interest rate swaps”). These long-term interest rate swaps qualify for fair value hedge accounting. In December 2008 and early 2009, certain counterparties exercised their right to call $250 million of the notional amount of long-term interest rate swaps for the 8 3/8% Subordinated Notes, for which the Company received $10.5 million in the first quarter of 2009 upon termination of the swaps. This amount is being amortized as a reduction to interest expense over the term of the 8 3/8% Subordinated Notes.

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

Form 10-Q Part I	Cincinnati Bell Inc.

The table below provides the fair values of the Company’s derivative instruments:

(dollars in millions)	March 31, 2009
Derivatives designated as fair value hedges
Interest rate swap assets	$11.5
Derivatives not designated as fair value hedges
Interest rate swap liabilities	(3.9)

At March 31, 2009, the interest rate swap asset was included in “Other noncurrent assets” in the Condensed Consolidated Balance Sheet. The liability recognized for the derivatives not designated as fair value hedges was included in “Other current liabilities” in the Condensed Consolidated Balance Sheet as of March 31, 2009.

The table below provides the amount of gains recognized in income for the Company’s derivative instruments:

(dollars in millions)	Three months ended March 31, 2009
Derivatives designated as fair value hedges
Interest rate swaps	$1.7
Derivatives not designated as fair value hedges
Interest rate swaps	—

Realized gains and losses from the long-term interest rate swaps are recognized as an adjustment to “Interest expense” in the Condensed Consolidated Statement of Operations. The realized gains and losses for the interest rate swaps not designated as hedging instruments are included in “Other income, net” in the Condensed Consolidated Statement of Operations.

Form 10-Q Part I	Cincinnati Bell Inc.

6.	Restructuring Charges

2009 Restructuring

In the first quarter of 2009, the Company announced significant changes to its pension and postretirement plans. This resulted in a curtailment gain of $7.6 million, which is included in “Restructuring charges (gains)” in the Condensed Consolidated Statement of Operations. See Note 7 for further information.

Prior Years’ Restructurings

Restructuring reserve (dollars in millions):	Balance December 31, 2008	Expense	Utilizations	Balance March 31, 2009
2007-2008 plan	$8.0	$—	$(0.5)	$7.5
2001 plan	5.1	0.1	(0.3)	4.9

2007-2008 Restructuring

In the fourth quarter of 2007, the Company announced a restructuring plan to reduce costs and increase operational efficiencies. As a result, the Company incurred restructuring charges totaling $37.5 million for the three months ended December 31, 2007, which consisted of $22.9 million of employee separation benefits, $8.2 million of special termination pension and postretirement benefits and a curtailment charge of $6.4 million. For the three months ended March 31, 2008, the Company recorded an additional charge of $23.9 million, which consisted of $22.8 million of special termination benefits and a $15.5 million curtailment charge, offset by a $14.4 million reduction in the employee separation benefits. A further discussion of the charges follows:

Employee separation benefits — In 2007, the Company determined a need to reduce its headcount over the next five years to conform its Wireline operations to the decreased access lines being served by the Company and, as a result, recorded severance liabilities of $22.9 million. In the first quarter of 2008, 284 union employees accepted an early retirement offer, which included special termination pension benefits discussed below. These early retirements reduced the need for the severance liability by $14.4 million.

Special termination benefits — The Company offered and, by December 31, 2007, 105 management employees accepted early retirements, with special termination pension benefits totaling $12 million, of which $8.2 million had been earned and accrued at December 31, 2007. The Company offered and, by March 31, 2008, 284 union employees accepted early retirements, with special termination pension benefits totaling $25 million, of which $22.1 million had been earned and was accrued at March 31, 2008. Remaining special termination benefits for both union and management employees are subject to future service requirements as determined by the Company and are amortized to expense over the future service period. The Company recognized $0.7 million of these amortized costs in the first quarter of 2008 and $0.5 million in the first quarter of 2009.

Pension and postretirement curtailment charges — Union terminations contemplated above represented approximately 11% of the plan future service years for both the pension and postretirement plans, resulting in a curtailment charge of $15.5 million for the pension and postretirement plans in the first quarter of 2008.

At March 31, 2009 and December 31, 2008, $3.8 million and $1.5 million of the restructuring reserve was included in “Other current liabilities” and $3.7 million and $6.5 million was included in “Other noncurrent liabilities” respectively, in the Condensed Consolidated Balance Sheets. The special termination benefits and curtailment charges are included in “Pension and postretirement benefit obligations” in the Condensed Consolidated Balance Sheet at March 31, 2009. For further information related to the special termination benefits and curtailments discussed above, see Note 7 to the Condensed Consolidated Financial Statements.

2001 Restructuring

In 2001, the Company adopted a restructuring plan which included initiatives to consolidate data centers, reduce the Company’s expense structure, exit the network construction business, eliminate other non-strategic operations, and merge the digital subscriber line and certain dial-up internet operations into the Company’s other operations. The Company completed the plan as of December 31, 2002, except for certain lease obligations, which are expected to continue through 2015.

At March 31, 2009 and December 31, 2008, $1.0 million of the reserve balance was included in “Other current liabilities” in the Condensed Consolidated Balance Sheets. The reserve included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets was $3.9 million and $4.1 million at March 31, 2009 and December 31, 2008, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

7.	Pension and Postretirement Plans

In February 2009, the Company announced significant changes to its management pension plan and its postretirement plans. The Company announced that it will freeze pension benefits for certain management employees below 50 years of age and provide a 10-year transition period for those employees over the age of 50 after which the pension benefit will be frozen. Additionally, the Company announced it will phase out the retiree healthcare plans for all management employees and certain retirees in 10 years.

The significant changes announced caused a 90% decrease in the expected future service years for active participants in the management pension plan, which triggered a plan curtailment in the first quarter of 2009. The curtailment gain of $7.6 million consisted of the acceleration of unrecognized prior service benefits. In addition, the Company determined that the significant changes to the postretirement plan benefits required remeasurement of these plans in the first quarter of 2009. The Company remeasured its management pension plan and its postretirement plans, using revised assumptions, including modified retiree benefit payment assumptions, revised discount rates and updated plan asset information. Discount rates used for the remeasurements were 6.5% for the management pension plan and 6.3% for the postretirement plans. Additionally, the Company determined that these benefit changes result in substantially all of the remaining participants in the management postretirement plan to be either fully eligible for benefits or retired. As such, the unrecognized prior service gain and unrecognized actuarial gains are amortized over the average life expectancy of the participants rather than the shorter service periods previously used. As a result of the remeasurement, the Company’s pension and postretirement obligations were reduced by approximately $112 million, deferred tax assets were reduced for the related tax effect by $41 million, and equity was increased by $71 million.

In 2008, as a result of the acceptance of special termination benefits by certain retirement eligible union employees (see Note 6), the Company determined that a curtailment charge associated with its union pension and postretirement plans was required due to the significant decrease in the expected future service years. The curtailment charge for the union pension plan and the union postretirement plan for the three months ended March 31, 2008, consisted of both an increase in the benefit obligation of $2.2 million and $12.5 million and the acceleration of unrecognized prior service cost of $0.9 million and a benefit of $0.1 million, respectively.

As a result of the new union labor agreement and curtailment in 2008, the Company remeasured its union pension and postretirement obligations using revised assumptions, including modified retiree benefit payment assumptions, a revised discount rate of 6.4%, and updated plan asset information. As a result of the remeasurement, the Company’s pension and postretirement obligations were reduced by approximately $17 million, deferred tax assets were reduced for the related tax effect by $6 million, and equity was increased by $11 million.

Pension and postretirement benefit costs are as follows:

	Pension Benefits		Postretirement and Other Benefits
	Three Months Ended March 31,
(dollars in millions)	2009	2008	2009	2008
Service cost	$1.6	$2.3	$0.2	$0.6
Interest cost on projected benefit obligation	7.2	6.9	3.2	4.8
Expected return on plan assets	(6.5)	(8.8)	(0.2)	(0.5)
Amortization of:
Transition obligation	—	—	0.1	0.9
Prior service cost	0.1	0.1	(2.0)	0.5
Actuarial loss	2.2	0.7	1.0	1.0
Special termination benefit	0.4	22.6	0.1	0.2
Curtailment (gain) charge	(7.6)	3.1	—	12.4

	$(2.6)	$26.9	$2.4	$19.9

Form 10-Q Part I	Cincinnati Bell Inc.

8.	Business Segment Information

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

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.

The Company’s business segment information is as follows:

	Three Months Ended March 31,
(dollars in millions)	2009	2008
Revenue
Wireline	$195.6	$202.6
Wireless	76.3	78.5
Technology Solutions	63.1	74.7
Intersegment	(9.5)	(7.3)

Total revenue	$325.5	$348.5

Intersegment revenue
Wireline	$6.2	$5.9
Wireless	0.8	0.8
Technology Solutions	2.5	0.6

Total intersegment revenue	$9.5	$7.3

Operating income
Wireline	$74.9	$46.7
Wireless	8.5	12.3
Technology Solutions	3.3	3.2
Corporate	(6.4)	(5.1)

Total operating income	$80.3	$57.1

	March 31, 2009	December 31, 2008
Assets
Wireline	$699.2	$694.3
Wireless	367.2	377.2
Technology Solutions	289.2	328.8
Corporate and eliminations	674.1	686.4

Total assets	$2,029.7	$2,086.7

Form 10-Q Part I	Cincinnati Bell Inc.

9.	Supplemental Guarantor Information

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

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2009 and 2008 and Condensed Consolidating Balance Sheets as of March 31, 2009 and December 31, 2008 of (1) the Parent Company, as the guarantor (2) Cincinnati Bell Telephone Company LLC, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2009
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$174.8	$165.1	$(14.4)	$325.5
Operating costs and expenses	6.1	104.0	149.5	(14.4)	245.2

Operating income (loss)	(6.1)	70.8	15.6	—	80.3
Interest expense	26.6	3.7	4.9	(3.4)	31.8
Other expense (income), net	(3.5)	1.0	(0.9)	3.4	—

Income (loss) before income taxes	(29.2)	66.1	11.6	—	48.5
Income tax expense (benefit)	(8.7)	21.6	6.8	—	19.7
Equity in earnings of subsidiaries, net of tax	49.3	—	—	(49.3)	—

Net income	28.8	44.5	4.8	(49.3)	28.8
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$26.2	$44.5	$4.8	$(49.3)	$26.2

	Three Months Ended March 31, 2008
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$181.3	$179.2	$(12.0)	$348.5
Operating costs and expenses	4.9	141.1	157.4	(12.0)	291.4

Operating income (loss)	(4.9)	40.2	21.8	—	57.1
Interest expense	31.9	3.6	6.0	(5.2)	36.3
Other expense (income), net	(6.8)	2.1	(1.7)	5.2	(1.2)

Income (loss) before income taxes	(30.0)	34.5	17.5	—	22.0
Income tax expense (benefit)	(9.0)	12.8	5.3	—	9.1
Equity in earnings of subsidiaries, net of tax	33.9	—	—	(33.9)	—

Net income	12.9	21.7	12.2	(33.9)	12.9
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$10.3	$21.7	$12.2	$(33.9)	$10.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of March 31, 2009
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$11.7	$0.8	$0.3	$—	$12.8
Receivables, net	1.3	—	156.1	—	157.4
Other current assets	23.5	28.4	85.6	(0.7)	136.8

Total current assets	36.5	29.2	242.0	(0.7)	307.0
Property, plant and equipment, net	0.7	600.0	457.8	—	1,058.5
Goodwill and intangibles, net	—	3.0	193.7	—	196.7
Investments in and advances to subsidiaries	1,022.7	—	—	(1,022.7)	—
Other noncurrent assets	313.7	13.7	208.8	(68.7)	467.5

Total assets	$1,373.6	$645.9	$1,102.3	$(1,092.1)	$2,029.7

Current portion of long-term debt	$77.1	$0.7	$104.4	$—	$182.2
Accounts payable	1.3	46.4	45.3	—	93.0
Other current liabilities	71.8	58.1	49.1	—	179.0

Total current liabilities	150.2	105.2	198.8	—	454.2
Long-term debt, less current portion	1,524.0	234.8	44.0	—	1,802.8
Other noncurrent liabilities	337.8	46.7	96.0	(69.4)	411.1
Intercompany payables	—	4.7	433.9	(438.6)	—

Total liabilities	2,012.0	391.4	772.7	(508.0)	2,668.1
Shareowners’ equity (deficit)	(638.4)	254.5	329.6	(584.1)	(638.4)

Total liabilities and shareowners’ equity (deficit)	$1,373.6	$645.9	$1,102.3	$(1,092.1)	$2,029.7

	As of December 31, 2008
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$4.5	$1.8	$0.4	$—	$6.7
Receivables, net	3.2	—	161.7	—	164.9
Other current assets	27.7	25.3	97.1	(0.6)	149.5

Total current assets	35.4	27.1	259.2	(0.6)	321.1
Property, plant and equipment, net	0.6	594.7	449.0	—	1,044.3
Goodwill and intangibles, net	—	3.0	194.8	—	197.8
Investments in and advances to subsidiaries	1,041.8	—	—	(1,041.8)	—
Other noncurrent assets	358.4	13.9	214.2	(63.0)	523.5

Total assets	$1,436.2	$638.7	$1,117.2	$(1,105.4)	$2,086.7

Current portion of long-term debt	$2.1	$0.7	$7.4	$—	$10.2
Accounts payable	0.1	37.8	72.9	—	110.8
Other current liabilities	99.6	54.9	48.3	—	202.8

Total current liabilities	101.8	93.4	128.6	—	323.8
Long-term debt, less current portion	1,598.4	235.0	117.1	—	1,950.5
Other noncurrent liabilities	445.3	46.5	93.5	(63.6)	521.7
Intercompany payables	—	22.5	447.9	(470.4)	—

Total liabilities	2,145.5	397.4	787.1	(534.0)	2,796.0
Shareowners’ equity (deficit)	(709.3)	241.3	330.1	(571.4)	(709.3)

Total liabilities and shareowners’ equity (deficit)	$1,436.2	$638.7	$1,117.2	$(1,105.4)	$2,086.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2009
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(38.7)	$76.4	$20.8	$—	$58.5

Capital expenditures	(0.2)	(27.5)	(18.0)	—	(45.7)
Acquisition of businesses	—	(0.5)	(2.9)	—	(3.4)
Other investing activities	0.2	0.2	0.2	—	0.6

Cash flows used in investing activities	—	(27.8)	(20.7)	—	(48.5)

Funding between Parent and subsidiaries, net	69.0	(49.4)	(19.6)	—	—
Increase in corporate credit and receivables facilities, net	2.0	—	21.0	—	23.0
Repayment of debt	(0.5)	(0.2)	(1.6)	—	(2.3)
Common stock repurchase	(21.4)	—	—	—	(21.4)
Other financing activities	(3.2)	—	—	—	(3.2)

Cash flows provided by (used in) financing activities	45.9	(49.6)	(0.2)	—	(3.9)

Increase (decrease) in cash and cash equivalents	7.2	(1.0)	(0.1)	—	6.1
Beginning cash and cash equivalents	4.5	1.8	0.4	—	6.7

Ending cash and cash equivalents	$11.7	$0.8	$0.3	$—	$12.8

	Three Months Ended March 31, 2008
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(10.3)	$21.1	$77.2	$—	$88.0

Capital expenditures	(0.2)	(20.3)	(40.2)	—	(60.7)
Acquisition of businesses	—	(0.8)	(17.9)	—	(18.7)
Other investing activities	(0.3)	0.1	(0.5)	—	(0.7)

Cash flows used in investing activities	(0.5)	(21.0)	(58.6)	—	(80.1)

Funding between Parent and subsidiaries, net	16.7	0.6	(17.3)	—	—
Increase in corporate credit facility, net	45.0	—	—	—	45.0
Repayment of debt	(39.0)	(0.1)	(0.9)	—	(40.0)
Common stock repurchase	(16.7)	—	—	—	(16.7)
Other financing activities	(3.0)	—	—	—	(3.0)

Cash flows provided by (used in) financing activities	3.0	0.5	(18.2)	—	(14.7)

Increase (decrease) in cash and cash equivalents	(7.8)	0.6	0.4	—	(6.8)
Beginning cash and cash equivalents	23.6	1.9	0.6	—	26.1

Ending cash and cash equivalents	$15.8	$2.5	$1.0	$—	$19.3

Form 10-Q Part I	Cincinnati Bell Inc.

7 1/ 4% Senior Notes Due 2013, 7% Senior Notes Due 2015, and 8 3/8% Senior Subordinated Notes Due 2014

The Parent Company’s 7 1/4% Senior Notes due 2013, 7% Senior Notes due 2015, and 8 3/8% Senior Subordinated Notes due 2014 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc. (f/k/a ZoomTown.com Inc.), Cincinnati Bell Complete Protection Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless LLC, GramTel Inc. (f/k/a BCSIVA Inc.), BRCOM Inc., CBTS, Cincinnati Bell Shared Services LLC, CBTS Software LLC and IXC Internet Services Inc. The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2009 and 2008 and the Condensed Consolidating Balance Sheets as of March 31, 2009 and December 31, 2008 of (1) the Parent Company, as the issuer (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2009
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$177.9	$162.0	$(14.4)	$325.5
Operating costs and expenses	6.1	163.1	90.4	(14.4)	245.2

Operating income (loss)	(6.1)	14.8	71.6	—	80.3
Interest expense	26.6	3.3	5.3	(3.4)	31.8
Other expense (income), net	(3.5)	(1.1)	1.2	3.4	—

Income (loss) before income taxes	(29.2)	12.6	65.1	—	48.5
Income tax expense (benefit)	(8.7)	6.8	21.6	—	19.7
Equity in earnings of subsidiaries, net of tax	49.3	—	—	(49.3)	—

Net income	28.8	5.8	43.5	(49.3)	28.8
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$26.2	$5.8	$43.5	$(49.3)	$26.2

	Three Months Ended March 31, 2008
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$191.0	$169.5	$(12.0)	$348.5
Operating costs and expenses	4.9	178.3	120.2	(12.0)	291.4

Operating income (loss)	(4.9)	12.7	49.3	—	57.1
Interest expense	31.9	4.6	5.0	(5.2)	36.3
Other expense (income), net	(6.8)	0.4	—	5.2	(1.2)

Income (loss) before income taxes	(30.0)	7.7	44.3	—	22.0
Income tax expense (benefit)	(9.0)	1.7	16.4	—	9.1
Equity in earnings of subsidiaries, net of tax	33.9	—	—	(33.9)	—

Net income	12.9	6.0	27.9	(33.9)	12.9
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$10.3	$6.0	$27.9	$(33.9)	$10.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of March 31, 2009
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$11.7	$0.3	$0.8	$—	$12.8
Receivables, net	1.3	1.7	154.4	—	157.4
Other current assets	23.5	81.1	32.9	(0.7)	136.8

Total current assets	36.5	83.1	188.1	(0.7)	307.0
Property, plant and equipment, net	0.7	457.8	600.0	—	1,058.5
Goodwill and intangibles, net	—	193.7	3.0	—	196.7
Investments in and advances to subsidiaries	1,022.7	—	—	(1,022.7)	—
Other noncurrent assets	313.7	210.5	12.0	(68.7)	467.5

Total assets	$1,373.6	$945.1	$803.1	$(1,092.1)	$2,029.7

Current portion of long-term debt	$77.1	$8.4	$96.7	$—	$182.2
Accounts payable	1.3	56.1	35.6	—	93.0
Other current liabilities	71.8	51.6	55.6	—	179.0

Total current liabilities	150.2	116.1	187.9	—	454.2
Long-term debt, less current portion	1,524.0	44.0	234.8	—	1,802.8
Other noncurrent liabilities	337.8	96.6	46.1	(69.4)	411.1
Intercompany payables	—	386.9	51.7	(438.6)	—

Total liabilities	2,012.0	643.6	520.5	(508.0)	2,668.1
Shareowners’ equity (deficit)	(638.4)	301.5	282.6	(584.1)	(638.4)

Total liabilities and shareowners’ equity (deficit)	$1,373.6	$945.1	$803.1	$(1,092.1)	$2,029.7

	As of December 31, 2008
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$4.5	$0.4	$1.8	$—	$6.7
Receivables, net	3.2	55.2	106.5	—	164.9
Other current assets	27.7	92.2	30.2	(0.6)	149.5

Total current assets	35.4	147.8	138.5	(0.6)	321.1
Property, plant and equipment, net	0.6	449.0	594.7	—	1,044.3
Goodwill and intangibles, net	—	194.8	3.0	—	197.8
Investments in and advances to subsidiaries	1,041.8	—	—	(1,041.8)	—
Other noncurrent assets	358.4	215.5	12.6	(63.0)	523.5

Total assets	$1,436.2	$1,007.1	$748.8	$(1,105.4)	$2,086.7

Current portion of long-term debt	$2.1	$7.4	$0.7	$—	$10.2
Accounts payable	0.1	81.9	28.8	—	110.8
Other current liabilities	99.6	50.4	52.8	—	202.8

Total current liabilities	101.8	139.7	82.3	—	323.8
Long-term debt, less current portion	1,598.4	42.1	310.0	—	1,950.5
Other noncurrent liabilities	445.3	94.1	45.9	(63.6)	521.7
Intercompany payables	—	429.1	41.3	(470.4)	—

Total liabilities	2,145.5	705.0	479.5	(534.0)	2,796.0
Shareowners’ equity (deficit)	(709.3)	302.1	269.3	(571.4)	(709.3)

Total liabilities and shareowners’ equity (deficit)	$1,436.2	$1,007.1	$748.8	$(1,105.4)	$2,086.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2009
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(38.7)	$69.8	$27.4	$—	$58.5

Capital expenditures	(0.2)	(18.0)	(27.5)	—	(45.7)
Acquisition of businesses	—	(2.9)	(0.5)	—	(3.4)
Other investing activities	0.2	0.2	0.2	—	0.6

Cash flows used in investing activities	—	(20.7)	(27.8)	—	(48.5)

Funding between Parent and subsidiaries, net	69.0	(47.6)	(21.4)	—	—
Increase in corporate credit and receivables facilities, net	2.0	—	21.0	—	23.0
Repayment of debt	(0.5)	(1.6)	(0.2)	—	(2.3)
Common stock repurchase	(21.4)	—	—	—	(21.4)
Other financing activities	(3.2)	—	—	—	(3.2)

Cash flows provided by (used in) financing activities	45.9	(49.2)	(0.6)	—	(3.9)

Increase (decrease) in cash and cash equivalents	7.2	(0.1)	(1.0)	—	6.1
Beginning cash and cash equivalents	4.5	0.4	1.8	—	6.7

Ending cash and cash equivalents	$11.7	$0.3	$0.8	$—	$12.8

	Three Months Ended March 31, 2008
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(10.3)	$60.1	$38.2	$—	$88.0

Capital expenditures	(0.2)	(40.5)	(20.0)	—	(60.7)
Acquisition of businesses	—	(17.9)	(0.8)	—	(18.7)
Other investing activities	(0.3)	(0.5)	0.1	—	(0.7)

Cash flows used in investing activities	(0.5)	(58.9)	(20.7)	—	(80.1)

Funding between Parent and subsidiaries, net	16.7	0.1	(16.8)	—	—
Increase in corporate credit facility, net	45.0	—	—	—	45.0
Repayment of debt	(39.0)	(0.9)	(0.1)	—	(40.0)
Common stock repurchase	(16.7)	—	—	—	(16.7)
Other financing activities	(3.0)	—	—	—	(3.0)

Cash flows provided by (used in) financing activities	3.0	(0.8)	(16.9)	—	(14.7)

Increase (decrease) in cash and cash equivalents	(7.8)	0.4	0.6	—	(6.8)
Beginning cash and cash equivalents	23.6	0.8	1.7	—	26.1

Ending cash and cash equivalents	$15.8	$1.2	$2.3	$—	$19.3

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

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

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC under the Exchange Act. These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements, and other information about issuers, like the Company, which file electronically with the SEC. The address of that site is http://www.sec.gov.

Critical Accounting Policies and Estimates

The preparation of Condensed Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company identified critical accounting policies that affect its more significant estimates and assumptions used in preparing its Condensed Consolidated Financial Statements. These critical accounting policies include revenue recognition, accounting for allowances for uncollectible accounts receivable, reviewing the carrying values of goodwill and indefinite-lived intangible assets, reviewing the carrying values of property, plant and equipment, accounting for business combinations, accounting for taxes, accounting for pension and postretirement expenses, and accounting for termination benefits.

Results of Operations

The financial results for the three months ended March 31, 2009 and 2008 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations in this Quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for subsequent periods or the full year.

CONSOLIDATED OVERVIEW

Consolidated revenue totaled $325.5 million for the first quarter of 2009, a decrease of $23.0 million compared to the first quarter of 2008. The decrease was primarily due to the following:

•	$11.6 million lower revenues in the Technology Solutions segment primarily due to lower telecom and IT equipment distribution revenue offset by increased data center and managed services revenue;

•	$7.0 million lower revenues in the Wireline segment primarily due to lower voice revenue; and

•	$2.2 million lower revenues in the Wireless segment primarily due to lower equipment and prepaid service revenue.

Operating income for the first quarter of 2009 was $80.3 million, an increase of $23.2 million compared to the same period in 2008. The increase was primarily due to the following:

•	$28.2 million increase in Wireline segment operating income primarily due to lower restructuring costs; and

•	$3.8 million decrease in Wireless segment operating income due primarily to increased handset subsidy costs, lower prepaid service revenue and higher bad debt expense.

Form 10-Q Part I	Cincinnati Bell Inc.

Interest expense was $31.8 million for the first quarter of 2009 as compared to $36.3 million for the first quarter of 2008. The decrease compared to last year is primarily attributable to lower debt balances due to the purchase and extinguishment of a portion of the Company’s corporate bonds in 2008 and lower short-term interest rates.

Income tax expense for the first quarter of 2009 was $19.7 million compared to $9.1 million for the first quarter of 2008 primarily due to higher pretax income.

The Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. The Company estimates that its effective income tax rate will be approximately 41% for the full year 2009. However, the Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2009. The Company expects income tax payments for 2009 to be approximately $7 million.

In order to partially mitigate the impact of the challenging economic environment, the Company announced in May 2009, it will reduce headcount by approximately 7%, suspend Company contributions to the 401K plan for salaried and non-represented employees for the remainder of the year and reduce other discretionary expenses as part of the Company’s overall cost management efforts. The Company intends to have these cost reduction initiatives implemented by the end of the second quarter 2009.

Discussion of Operating Segment Results

WIRELINE

	Three Months Ended March 31,
(dollars in millions)	2009	2008	$ Change	% Change
Revenue:
Voice - local service	$90.2	$101.0	$(10.8)	(11)%
Data	70.2	67.6	2.6	4%
Long distance and VoIP	24.0	24.3	(0.3)	(1)%
Other	11.2	9.7	1.5	15%

Total revenue	195.6	202.6	(7.0)	(3)%

Operating costs and expenses:
Cost of services and products	63.1	67.5	(4.4)	(7)%
Selling, general and administrative	39.3	38.9	0.4	1%
Depreciation	25.1	24.9	0.2	1%
Amortization	0.3	0.2	0.1	50%
Restructuring charges (gains)	(7.1)	23.2	(30.3)	n/m
Asset impairment	—	1.2	(1.2)	n/m

Total operating costs and expenses	120.7	155.9	(35.2)	(23)%

Operating income	$74.9	$46.7	$28.2	60%

Operating margin	38.3%	23.1%		15.2	pts
Metric information:
Local access lines (in thousands)	765.3	820.6	(55.3)	(7)%
DSL subscribers (in thousands)	235.0	227.9	7.1	3%
Long distance lines (in thousands)	526.0	541.2	(15.2)	(3)%
Capital expenditures	$29.2	$20.9	$8.3	40%

The Wireline segment consists of the operations of Cincinnati Bell Telephone Company LLC, which operates as an incumbent local exchange carrier (“ILEC”) within the Company’s traditional territory, Cincinnati Bell Extended Territories LLC, which operates as a competitive local exchange carrier (“CLEC”) in Dayton, Ohio and communities adjacent to the ILEC’s northern borders, Cincinnati Bell Any Distance Inc. (“CBAD”), which provides long distance, audio conferencing, voice over internet protocol (“VoIP”) and broadband services including private line and multi protocol labeling switching, Cincinnati Bell Complete Protection Inc., which provides security monitoring services and related surveillance hardware, the Company’s payphone business, and its entertainment operations, which currently offers television over coaxial cable and fiber optical cable in limited areas and DirecTV on a commission basis to the remainder of its operating territory.

Form 10-Q Part I	Cincinnati Bell Inc.

Revenue

Voice local service revenue includes local service, value added services, switched access and information services. Voice revenue decreased in the three months ended March 31, 2009 versus the same period in 2008 primarily as a result of a 7% decrease in access lines. Access lines within the segment’s ILEC territory decreased by 63,900 or 8%, from 756,200 at March 31, 2008 to 692,300 at March 31, 2009. The access line loss resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC territory by continuing to target voice services to residential and business customers in its CLEC territory. The Company had approximately 73,000 CLEC access lines at March 31, 2009, which is a 13% increase from March 31, 2008.

Data revenue consists of data transport, high-speed internet access (“DSL”), dial-up internet access, digital trunking, and local area network interconnection services. Data revenue increased $2.6 million for the three months ended March 31, 2009 compared to the same period a year ago, primarily due to increased data transport usage by third party users.

Long distance and VoIP revenue decreased slightly for the three months ended March 31, 2009 as compared to the same period in 2008. The decrease was due to lower minutes of use for long-distance and audio conferencing which caused a $2.6 million decrease in revenue. The decrease in long distance lines was due to a 5% decline in residential lines partially offset by a 1% increase in business subscribers. The decrease was partially offset by an increase in revenue from VoIP and broadband services and from the acquisition of eGIX Inc. in February 2008.

Costs and Expenses

Cost of services and products decreased by $4.4 million for the three months ended March 31, 2009 as compared to the corresponding period in 2008. The decrease in the first quarter was due to decreased wages of $1.9 million related to the new union agreement signed in February 2008 and the restructuring plan announced in the fourth quarter of 2007, $2.0 million in lower benefit costs, primarily from lower pension and postretirement costs as a result of plan changes announced in February 2009, lower operating taxes of $1.1 million, and other lower costs from operations including a $0.6 million claim settlement. These decreases were offset by an increase of $2.4 million in network charges to support growth in VoIP and broadband services and increased CLEC revenues.

Selling, general and administrative expenses increased by $0.4 million for the three months ended March 31, 2009 versus the prior year primarily due to increased bad debt expense.

The restructuring gain for the three months ended March 31, 2009 resulted from a curtailment due to changes in the pension and postretirement plans announced in February 2009. Restructuring charges for the three months ended March 31, 2008 resulted from an early retirement option offered by the Company and accepted by certain eligible union employees during the first quarter of 2008. See Note 6 to the Condensed Consolidated Financial Statements for further information.

Form 10-Q Part I	Cincinnati Bell Inc.

WIRELESS

	Three Months Ended March 31,
(dollars in millions, except for operating metrics)	2009	2008	$ Change	% Change
Revenue:
Service	$71.2	$72.0	$(0.8)	(1)%
Equipment	5.1	6.5	(1.4)	(22)%

Total revenue	76.3	78.5	(2.2)	(3)%

Operating costs and expenses:
Cost of services and products	40.7	40.0	0.7	2%
Selling, general and administrative	17.8	16.8	1.0	6%
Depreciation	8.9	8.4	0.5	6%
Amortization	0.4	0.6	(0.2)	(33)%
Restructuring charge	—	0.4	(0.4)	n/m

Total operating costs and expenses	67.8	66.2	1.6	2%

Operating income	$8.5	$12.3	$(3.8)	(31)%

Operating margin	11.1%	15.7%		(4.6	) pts
Metric information:
Postpaid ARPU*	$48.01	$47.47	$0.54	1%
Prepaid ARPU*	$27.67	$26.17	$1.50	6%
Postpaid subscribers (in thousands)	397.0	404.7	(7.7)	(2)%
Prepaid subscribers (in thousands)	152.3	174.7	(22.4)	(13)%
Average postpaid churn	2.3%	1.6%		0.7	pts
Capital expenditures	$5.6	$17.4	$(11.8)	(68)%

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Revenue

Service revenue decreased by $0.8 million in the first quarter of 2009 as compared to last year primarily due to the following:

•

Postpaid service revenue increased $0.3 million due to an increase in ARPU partially offset by a decrease in subscribers. The increase in average churn is due to increased competition and Company-initiated disconnections of customers with credit problems. ARPU increased from $47.47 for the three months ending March 31, 2008 to $48.01 for the same period in 2009. The ARPU increase includes a 26% increase in data ARPU; and

•

Prepaid service revenue decreased $1.1 million compared to the same period last year primarily due to a decrease in subscribers partially offset by an increase in ARPU of $1.50. The decrease in the number of subscribers is due to increased competition and the Company focusing its marketing on higher usage rate plans. The change in marketing strategy resulted in fewer subscribers, but a higher ARPU.

Equipment revenue for the three months ended March 31, 2009 decreased $1.4 million compared to last year primarily due to lower handset revenue per unit to attract new customers and retain existing customers.

Form 10-Q Part I	Cincinnati Bell Inc.

Costs and Expenses

Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses increased $0.7 million during the first quarter of 2009 versus the prior year period. The increase for the three month period was primarily attributable to a $2.7 million increase in handset subsidy costs due to Company initiatives to attract new customers and to retain existing customers. This increase was partially offset by lower handset equipment costs of $1.3 million and lower operating taxes.

Selling, general and administrative expenses increased $1.0 million for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to an increase in bad debt expense.

TECHNOLOGY SOLUTIONS

	Three Months Ended March 31,
(dollars in millions)	2009	2008	$ Change	% Change
Revenue:
Telecom and IT equipment distribution	$31.1	$49.7	$(18.6)	(37)%
Data center and managed services	26.9	21.7	5.2	24%
Professional services	5.1	3.3	1.8	55%

Total revenue	63.1	74.7	(11.6)	(16)%

Operating costs and expenses:
Cost of services and products	44.0	57.9	(13.9)	(24)%
Selling, general and administrative	11.3	10.1	1.2	12%
Depreciation	4.1	2.8	1.3	46%
Amortization	0.4	0.4	—	0%
Restructuring charge	—	0.3	(0.3)	n/m

Total operating costs and expenses	59.8	71.5	(11.7)	(16)%

Operating income	$3.3	$3.2	$0.1	3%

Operating margin	5.2%	4.3%		0.9	pts
Metric information:
Raised floor (in square feet)	271,000	181,500	89,500	49%
Utilization rate	77%	85%		(8	) pts
Capital expenditures	$10.7	$22.2	$(11.5)	(52)%

The Technology Solutions segment consists of CBTS, CBTS Canada Inc., CBTS Software LLC, and GramTel Inc.

Revenue

Revenue from telecom and IT equipment distribution represents the sale, installation and maintenance of major, branded IT and telephony equipment. Revenue decreased by $18.6 million in the first quarter of 2009, as compared to the same period a year ago, primarily due to lower telephony and IT equipment sales related to the decline in the economy.

Data center and managed services revenue consists of recurring collocation rents from customers residing in the Company’s data centers, managed VoIP solutions, and IT services that include network management, electronic data storage, disaster recovery, and data security management. Revenue increased $5.2 million for the first quarter of 2009, as compared to the same period a year ago, primarily due to increased product penetration within managed services and increased billable data center space.

Professional services revenue consists of long-term and short-term IT outsourcing and consulting engagements. Revenue for the three months ended March 31, 2009 increased by $1.8 million compared to the same period in 2008. The Company has expanded its team of recruiting and hiring personnel in order to focus on selling these outsourcing and consulting engagements.

Form 10-Q Part I	Cincinnati Bell Inc.

Costs and Expenses

Cost of services and products decreased by $13.9 million in the first quarter of 2009 as compared to the same period in 2008. The decrease in the first quarter primarily resulted from a $16.3 million decrease in cost of goods sold related to lower telecom and equipment distribution revenue. This decrease was partially offset by a $1.8 million increase for higher payroll related costs due to growth in the data center and managed services and professional services revenue and increased data center facilities costs.

Selling, general and administrative expenses increased by $1.2 million for the first quarter of 2009. The increase in the first quarter primarily resulted from an increase in payroll related costs to support the growing operations of CBTS.

The increase in depreciation expense for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to capital expenditures associated with expanding data center capacity.

Financial Condition, Liquidity, and Capital Resources

As of March 31, 2009, the Company held $12.8 million in cash and cash equivalents. The Company’s primary sources of cash over the next year will be cash generated by operations and borrowings from the Corporate credit facility under which the Company had $149.4 million of availability at March 31, 2009. The Company’s cash flows from operating activities totaled $403.9 million in 2008.

Uses of cash over the next year will include repayments and repurchases of debt and related interest, repurchases of common shares, dividends on preferred stock, capital expenditures, and working capital. In February 2008, the Company’s Board of Directors authorized the repurchase of the Company’s outstanding common stock in an amount up to $150 million during the next two years. As of March 31, 2009, the Company has repurchased $98.2 million of common stock, which leaves $51.8 million available to repurchase common stock under the stock buyback program.

The Company believes the cash generated by its operations, borrowings from its Corporate credit facility and Receivables Facility, and the refinancing of the Corporate credit facility and Receivables Facility or execution of other financing alternatives that may be available to the Company will be sufficient to fund its primary uses of cash through the end of the first quarter of 2010.

The Corporate credit facility financial covenants require that the Company maintain certain leverage ratios, interest coverage, and fixed charge ratios. The facility also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make investments or merge with another company. If the Company were to violate any of its covenants and were unable to obtain a waiver, it would be considered a default. If the Company were in default under its credit facility, no additional borrowings under the credit facility would be available until the default was waived or cured. The Company believes it is in compliance and will remain in compliance with its Corporate credit facility covenants, and plans to refinance the revolving credit facility before it expires in February 2010.

Various issuances of the Company’s public debt, which include the 7 1/4% Senior Notes due 2013, 8 3/8% Subordinated Notes, and the 7% Senior Notes, contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. Restricted payments include common stock dividends, repurchase of common stock, and certain other public debt repayments. The Company believes it has sufficient ability under its public debt indentures to make its intended restricted payments in 2009. The Company believes it is in compliance and will remain in compliance with its public debt indentures.

Cash Flows

For the three months ended March 31, 2009, cash provided by operating activities totaled $58.5 million, a decrease of $29.5 million compared to the $88.0 million provided by operating activities during the same period in 2008. The decrease was primarily due to a customer prepayment of $21.5 million for data center services received in 2008 and timing of payments to vendors. These decreases were partially offset by $10.5 million received in the first quarter of 2009 related to the termination of certain interest rate swaps.

Cash flow utilized for investing activities decreased $31.6 million to $48.5 million during the three months ended March 31, 2009 as compared to $80.1 million for the three months of 2008. In 2008, the Company paid $18.7 million related to the acquisition of businesses, $17.9 million of which related to the purchase of eGIX Inc. Capital expenditures were $15.0 million lower for the three months ended March 31, 2009 versus last year.

Form 10-Q Part I	Cincinnati Bell Inc.

Cash flow used in financing activities for the three months ended March 31, 2009 was $3.9 million compared to $14.7 million during the same period in 2008. For the three months ended March 31, 2009, the Company repurchased $21.4 million of the Company’s common stock as part of its two-year $150 million common stock repurchase plan. Borrowings under the accounts receivables securitization facility increased $21 million in the first quarter of 2009 as a result of amending the facility to include the receivables of CBTS. During the three months ended March 31, 2008, the Company used the cash flow from operations to purchase and extinguish $39.6 million of 8 3/8% Subordinated Notes and to repurchase $16.7 million of the Company’s common stock as part of its two-year $150 million common stock repurchase plan. In addition, borrowings under the Corporate credit facility increased by $45 million. For the three months ended March 31, 2009 and 2008, the Company paid preferred stock dividends of $2.6 million.

Contingencies

In the normal course of business, the Company is subject to various regulatory and tax proceedings, lawsuits, claims and other matters. The Company believes adequate provision has been made for all such asserted and unasserted claims in accordance with accounting principles generally accepted in the United States of America. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

Anthem Demutualization Claim

In November 2007, a class action complaint was filed against the Company and Wellpoint Inc., formerly known as Anthem, Inc. The complaint alleges that the Company improperly received stock as a result of the demutualization of Anthem and that a class of insured persons should have received the stock instead. In February 2008, the Company filed a response in which it denied all liability and raised a number of defenses. In February 2009, the Company filed a motion for summary judgment on all claims asserted against it. In March 2009, the case was dismissed.

Form 10-Q Part I	Cincinnati Bell Inc.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company attempts to maintain an optimal balance of fixed rate and variable rate indebtedness in order to attain low overall borrowing costs over time while mitigating exposure to interest rate fluctuations. The Company uses derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. In 2004 and 2005, the Company entered into long-term interest rate swaps with notional amounts totaling $450 million to change the fixed rate nature of a portion of the 7% Senior Notes and the 8 3/8% Subordinated Notes to floating rate debt. These long-term interest rate swaps qualify for fair value hedge accounting. In December 2008 and early 2009, certain counterparties exercised their right to call $250 million of the notional amount of long-term interest rate swaps for the 8 3/8% Subordinated Notes. As of March 31, 2009 and December 31, 2008, the fair value of these interest rate swap contracts was an asset of $11.5 million and $22.4 million, respectively, for which the Company’s underlying hedged debt is adjusted by the same corresponding value in accordance with SFAS No. 133.

In both May 2008 and July 2008, the Company entered into six-month interest rate swap contracts with notional amounts totaling $450 million each, which effectively fixed the floating interest rates for the second half of 2008 and first half of 2009 on the long-term interest rate swaps. The Company did not designate these swaps as hedging instruments under SFAS No. 133, which results in the change in the fair value of these instruments being recognized in “Other income, net” in the Condensed Consolidated Statements of Operations during each period. At March 31, 2009 and December 31, 2008, the fair value of these interest rate swap contracts was a liability of $3.9 million and $3.6 million, respectively.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for further information on the Company’s hedging activities.

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

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2009, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Form 10-Q Part II	Cincinnati Bell Inc.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated herein by reference to the “Contingencies” section under Item 2 of Part I of this Quarterly Report.

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors as listed in the Company’s 2008 Annual Report on Form 10-K. Refer to the Company’s 2008 Annual Report on Form 10-K for further information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2009, the Company had no unregistered sales of equity securities.

The following table provides information regarding the Company’s purchases of its common stock for the quarter ended March 31, 2009:

	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs **	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) **
1/1/2009-1/31/2009	2,750	$1.80	—	$73.2
2/1/2009-2/28/2009	4,174,650	1.83	4,174,650	65.5
3/1/2009-3/31/2009	7,366,687	1.88	7,312,300	51.8

	11,544,087	$1.86	11,486,950

*	The periods 1/1/2009 – 1/31/2009 and 3/1/2009 – 3/31/2009 include 2,750 shares and 54,387 shares, respectively, purchased at market value for certain deferred compensation plans.

**	In February 2008, the Company’s Board of Directors approved the repurchase of the Company’s outstanding common stock in an amount up to $150 million during 2008 and 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was conducted on May 1, 2009. At that meeting, shareholders voted on the following:

i.	To elect five directors to serve a one-year term ending in 2010;

ii.	To approve a proposal to amend the Cincinnati Bell Inc. 2007 Long Term Incentive Plan to increase the number of shares available for issuance under the 2007 Long Term Incentive Plan by 10,000,000 common shares and to modify the limits on certain award types, including full value share awards, that may be granted under the 2007 Long Term Incentive Plan; and

iii.	To ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm to audit the financial statements of the Company for the year 2009.

Form 10-Q Part II	Cincinnati Bell Inc.

The results of such votes were as follows:

i.	Bruce L. Byrnes was elected as a director with 135,321,418 shares voting for election, and 64,030,830 voting abstained. Jakki L. Haussler was elected as a director with 189,352,491 shares voting for election and 9,999,758 voting abstained. Mark Lazarus was elected as a director with 194,620,756 shares voting for election and 4,731,493 voting abstained. Craig F. Maier was elected as a director with 188,779,735 shares voting for election and 10,572,514 voting abstained. Alex Shumate was elected as a director with 188,769,977 shares voting for election and 10,582,272 voting abstained.

ii.	The proposal to amend the Cincinnati Bell Inc. 2007 Long Term Incentive Plan to increase the number of shares available for issuance under the 2007 Long Term Incentive Plan by 10,000,000 common shares and to modify the limits on certain award types, including full value share awards, that may be granted under the 2007 Long Term Incentive Plan was approved with 109,736,337 shares voting for approval, 74,690,801 against, 327,608 abstained and 14,597,502 broker non-votes.

iii.	Deloitte & Touche LLP was ratified as independent registered public accounting firm to audit the financial statements of the Company for the year 2009 with 197,998,272 shares voting for, 1,148,184 shares voting against and 205,792 voting abstained.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION
(10.1)	Third Amendment to Receivables Purchase Agreement, dated as of March 19, 2009, to the Receivables Purchase Agreement, dated as of March 23, 2007, as amended, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Purchasers and Purchaser Agents identified therein and PNC Bank, National Association, as Administrator for each Purchaser Group and Joinder and First Amendment to Purchase and Sale Agreement dated as of March 19, 2009, to the Purchase and Sale Agreement, dated as of March 23, 2007, among Cincinnati Bell Technology Solutions Inc. as a New Originator, the Originators identified therein, Cincinnati Bell Funding LLC, and Cincinnati Bell Inc., as Servicer. (Exhibit 99.1 and 99.2 to Current Report on Form 8-K, date of Report March 19, 2009, File No. 1-8519).

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

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

Cincinnati Bell Inc.

Date: May 7, 2009	/s/ Gary Wojtaszek
Gary Wojtaszek
Chief Financial Officer

Date: May 7, 2009	/s/ Kurt Freyberger
Kurt Freyberger
Vice President and Controller