Form 10-Q
period 2009-06-30
CINCINNATI BELL INC
filed 2009-08-06
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At July 15, 2009, there were 211,958,561 common shares outstanding and 155,250 shares of 6 3/ 4% Cumulative Convertible Preferred Stock outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Services	$294.3	$300.0	$587.4	$597.2
Products	33.3	51.2	65.7	102.5

Total revenue	327.6	351.2	653.1	699.7

Costs and expenses
Cost of services, excluding items below	101.8	106.3	202.9	212.8
Cost of products sold, excluding items below	37.3	53.7	75.2	106.0
Selling, general and administrative	70.8	72.2	144.7	142.3
Depreciation	40.5	36.4	78.7	72.5
Amortization	1.0	1.3	2.1	2.5
Restructuring charges (gains)	0.6	1.4	(6.4)	25.4
Asset impairment	—	—	—	1.2

Total operating costs and expenses	252.0	271.3	497.2	562.7

Operating income	75.6	79.9	155.9	137.0
Interest expense	31.3	34.8	63.1	71.1
Other expense (income)	0.3	(0.2)	0.3	(1.4)

Income before income taxes	44.0	45.3	92.5	67.3
Income tax expense	17.7	19.7	37.4	28.8

Net income	26.3	25.6	55.1	38.5
Preferred stock dividends	2.6	2.6	5.2	5.2

Net income applicable to common shareowners	$23.7	$23.0	$49.9	$33.3

Basic earnings per common share	$0.11	$0.10	$0.23	$0.14

Diluted earnings per common share	$0.11	$0.09	$0.23	$0.13

Weighted average common shares outstanding (in millions)
Basic	213.8	240.9	219.0	244.0
Diluted	215.6	248.4	220.4	250.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$2.6	$6.7
Receivables, less allowances of $17.2 and $18.0	149.7	164.9
Inventory, materials and supplies	32.1	28.9
Deferred income taxes, net	90.1	96.8
Prepaid expenses and other current assets	12.4	23.8

Total current assets	286.9	321.1
Property, plant and equipment, net	1,076.4	1,044.3
Goodwill	71.9	71.8
Intangible assets, net	123.8	126.0
Deferred income taxes, net	398.3	466.2
Other noncurrent assets	52.6	57.3

Total assets	$2,009.9	$2,086.7

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$12.5	$10.2
Accounts payable	102.7	110.8
Unearned revenue and customer deposits	44.6	44.5
Accrued taxes	17.5	17.7
Accrued interest	44.2	45.9
Accrued payroll and benefits	41.8	49.7
Other current liabilities	43.5	45.0

Total current liabilities	306.8	323.8
Long-term debt, less current portion	1,916.5	1,950.5
Pension and postretirement benefit obligations	324.6	434.6
Other noncurrent liabilities	85.7	87.1

Total liabilities	2,633.6	2,796.0

Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2009 and December 31, 2008; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 212,632,279 and 228,496,896 shares issued; 211,958,561 and 227,881,835 outstanding at June 30, 2009 and December 31, 2008	2.1	2.3
Additional paid-in capital	2,658.6	2,695.3
Accumulated deficit	(3,301.4)	(3,356.5)
Accumulated other comprehensive loss	(109.7)	(177.1)
Common shares in treasury, at cost: 673,718 and 615,061 shares at June 30, 2009 and December 31, 2008	(2.7)	(2.7)

Total shareowners’ deficit	(623.7)	(709.3)

Total liabilities and shareowners’ deficit	$2,009.9	$2,086.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$55.1	$38.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	78.7	72.5
Amortization	2.1	2.5
Provision for loss on receivables	11.7	8.6
Noncash interest expense	3.4	2.4
Deferred income tax expense, including valuation allowance change	34.8	27.1
Pension and other postretirement expense in excess of (less than) payments	(3.5)	47.9
Other, net	2.6	2.5

Changes in operating assets and liabilities, net of effects of acquisitions
Decrease (increase) in receivables	3.7	(12.6)
Decrease in inventory, materials, supplies, prepaids and other current assets	8.0	0.1
Decrease in accounts payable	(13.7)	(4.6)
Decrease in accrued and other current liabilities	(16.3)	(5.2)
Decrease in other long-term assets	2.1	1.4
Increase in other long-term liabilities	1.8	6.8

Net cash provided by operating activities	170.5	187.9

Cash flows from investing activities
Capital expenditures	(94.2)	(103.2)
Acquisitions of businesses	(3.4)	(21.6)
Other, net	1.0	1.0

Net cash used in investing activities	(96.6)	(123.8)

Cash flows from financing activities
Increase in receivables facility, net	14.0	—
Increase (decrease) in corporate credit facility, net	(42.4)	31.0
Repayment of debt	(5.0)	(44.6)
Debt issuance costs	(4.4)	—
Preferred stock dividends	(5.2)	(7.8)
Common stock repurchase	(34.4)	(47.0)
Other, net	(0.6)	(0.4)

Net cash used in financing activities	(78.0)	(68.8)

Net decrease in cash and cash equivalents	(4.1)	(4.7)
Cash and cash equivalents at beginning of year	6.7	26.1

Cash and cash equivalents at end of period	$2.6	$21.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

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

Basis of Presentation — The Condensed Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for each period presented. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” the Company evaluated subsequent events through August 5, 2009.

The adjustments referred to above are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.

The Condensed Consolidated Balance Sheet as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2008 Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results expected in the subsequent quarter or for the year ending December 31, 2009.

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

In June 2009, SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was issued. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company has not yet assessed the impact of this statement on the Company’s financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

2.	Earnings Per Common Share

Basic earnings per common share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised or converted to common stock but only to the extent that they are considered dilutive to the Company’s earnings. The impact from adopting FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” in 2009 on the calculations of basic and diluted EPS was immaterial. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2009	2008	2009	2008
Numerator:
Net income	$26.3	$25.6	$55.1	$38.5
Preferred stock dividends	2.6	2.6	5.2	5.2

Numerator for basic and diluted EPS	$23.7	$23.0	$49.9	$33.3

Denominator:
Denominator for basic EPS—weighted average common shares outstanding	213.8	240.9	219.0	244.0
Warrants	—	5.3	—	5.0
Stock-based compensation arrangements	1.8	2.2	1.4	1.8

Denominator for diluted EPS	215.6	248.4	220.4	250.8

Basic earnings per common share	$0.11	$0.10	$0.23	$0.14

Diluted earnings per common share	$0.11	$0.09	$0.23	$0.13

Potentially issuable common shares excluded from denominator for diluted EPS due to anti-dilutive effect	44.4	38.2	44.2	38.8

3.	Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2009	2008	2009	2008
Net income	$26.3	$25.6	$55.1	$38.5
Amortization and remeasurement of pension and postretirement liabilities, net of taxes	0.3	1.2	67.4	13.9

Comprehensive income	$26.6	$26.8	$122.5	$52.4

Form 10-Q Part I	Cincinnati Bell Inc.

4.	Debt

The Company’s debt consists of the following:

(dollars in millions)	June 30, 2009	December 31, 2008
Current portion of long-term debt:
Credit facility, Tranche B Term Loan	$2.1	$2.1
Capital lease obligations and other debt	10.4	8.1

Current portion of long-term debt	12.5	10.2

Long-term debt, less current portion:
Credit facility, revolver	30.6	73.0
Credit facility, Tranche B Term Loan	203.8	204.9
7 1/4% Senior Notes due 2013	439.9	439.9
8 3/8% Senior Subordinated Notes due 2014*	571.3	572.7
7% Senior Notes due 2015*	254.2	257.2
7 1/4% Senior Notes due 2023	50.0	50.0
Receivables Facility	89.0	75.0
Various Cincinnati Bell Telephone notes	230.0	230.0
Capital lease obligations and other debt	47.5	47.5

	1,916.3	1,950.2
Net unamortized premiums	0.2	0.3

Long-term debt, less current portion	1,916.5	1,950.5

Total debt	$1,929.0	$1,960.7

*	The face amount of these notes has been adjusted for the fair value of interest rate swaps classified as fair value derivatives and the unamortized called amounts received on terminated interest rate swaps at June 30, 2009 and December 31, 2008.

In June 2009, the Company amended its $250 million Corporate revolving credit facility, which would have expired in February 2010. The amended Corporate credit facility has a $210 million revolving line of credit and expires in August 2012. The Corporate revolving credit facility is funded by 11 different financial institutions, with no financial institution having more than 12% of the total facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at a rate per annum equal to LIBOR or the base rate plus the applicable margin. The applicable margin is based on certain Company financial ratios and ranges between 3.00% to 3.50% for LIBOR rate advances and 2.00% to 2.50% for base rate advances. Base rate is the highest of the bank prime rate, the LIBOR rate plus one percent, or the federal funds rate plus one-half percent. Commitment fees for the unused amount of borrowings on the revolving line of credit range from 0.50% to 0.75% and letter of credit fees for outstanding letters of credit range from 3.00% to 3.50% based on certain Company financial ratios.

As of June 30, 2009, the Company had $30.6 million outstanding borrowings under its revolving credit facility, and had outstanding letters of credit totaling $26.1 million, leaving $153.3 million in additional borrowing availability under its Corporate credit facility.

In March 2007, the Company and certain subsidiaries entered into an accounts receivable securitization facility (“Receivables Facility”), which permitted borrowings of up to $80 million. Under the Receivables Facility, certain subsidiaries sell their respective trade receivables on a continuous basis to CB Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and as such are not available to creditors of other subsidiaries or the parent company. In March 2009, the Company expanded the Receivables Facility to include an additional subsidiary, Cincinnati Bell Technology Solutions Inc. (“CBTS”), and increased the maximum potential borrowing amount to $115 million, depending on the level of eligible receivables and other factors. At June 30, 2009, the Company had $89.0 million outstanding under this facility, which was the maximum borrowing permitted at that date. The Receivables Facility is subject to bank renewals in the first quarter of each year, and in any event expires in March 2012.

Form 10-Q Part I	Cincinnati Bell Inc.

5.	Financial Instruments and Fair Value

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

At June 30, 2009 and December 31, 2008, the fair value of the Company’s financial instruments that are required to be measured at fair value on a recurring basis are as follows:

(dollars in millions)	June 30, 2009	Level 1	Level 2	Level 3
Interest rate swap assets	$8.4	$—	$8.4	$—
Interest rate swap liabilities	3.8	—	3.8	—

(dollars in millions)	December 31, 2008	Level 1	Level 2	Level 3
Interest rate swap assets	$22.6	$—	$22.6	$—
Interest rate swap liabilities	3.8	—	3.8	—
Money market funds	3.1	3.1	—	—

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

Form 10-Q Part I	Cincinnati Bell Inc.

The table below provides the fair values of the Company’s derivative instruments:

	Assets (Liabilities)
(dollars in millions)	June 30, 2009	December 31, 2008
Derivatives designated as fair value hedges
Interest rate swaps	$8.4	$22.4
Derivatives not designated as fair value hedges
Interest rate swaps	(3.8)	(3.6)

At June 30, 2009, the interest rate swap asset was included in “Other noncurrent assets” in the Condensed Consolidated Balance Sheet. At December 31, 2008, a derivative asset of $8.4 million for the called swaps was included in “Prepaid expenses and other current assets” and a $14.0 million derivative asset on the remaining long-term interest rate swaps was included in “Other noncurrent assets” in the Condensed Consolidated Balance Sheet. The liability recognized for the derivatives not designated as fair value hedges was included in “Other current liabilities” in the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008.

The table below provides the amount of gains recognized in income for the Company’s derivative instruments:

	Gain recognized for Six Months ended
(dollars in millions)	June 30, 2009	June 30, 2008
Derivatives designated as fair value hedges
Interest rate swaps	$3.3	$1.8
Derivatives not designated as fair value hedges
Interest rate swaps	—	—

Realized gains and losses from the long-term interest rate swaps are recognized as an adjustment to “Interest expense” in the Condensed Consolidated Statement of Operations. The realized gains and losses for the interest rate swaps not designated as hedging instruments are included in “Other income, net” in the Condensed Consolidated Statement of Operations.

The carrying value of the Company’s financial instruments does not materially differ from the estimated fair values as of June 30, 2009 and December 31, 2008 except for the Company’s debt. The carrying amounts of debt, excluding capital leases and unamortized premiums, at June 30, 2009 and December 31, 2008 were $1,873.2 million and $1,906.1 million, respectively. The estimated fair values at June 30, 2009 and December 31, 2008 were $1,638 million and $1,523 million, respectively. These fair values were estimated based on closing market prices of the Company’s debt and of similar liabilities.

Form 10-Q Part I	Cincinnati Bell Inc.

6.	Restructuring Charges

2009 Restructuring

In the first quarter of 2009, the Company announced significant changes to its pension and postretirement plans. This resulted in a curtailment gain of $7.6 million, which is included in “Restructuring charges (gains)” in the Condensed Consolidated Statement of Operations. See Note 7 for further information.

Prior Years’ Restructurings

Restructuring reserve (dollars in millions):	Balance December 31, 2008	Expense	Utilizations	Balance March 31, 2009	Expense	Utilizations	Balance June 30, 2009
2007-2008 plan	$8.0	$—	$(0.5)	$7.5	$—	$(2.3)	$5.2
2001 plan	5.1	0.1	(0.3)	4.9	0.1	(0.3)	4.7

2007-2008 Restructuring

In the fourth quarter of 2007, the Company announced a restructuring plan to reduce costs and increase operational efficiencies. As a result, the Company incurred restructuring charges totaling $37.5 million for the three months ended December 31, 2007, which consisted of $22.9 million of employee separation benefits, $8.2 million of special termination pension and postretirement benefits and a curtailment charge of $6.4 million. For the six months ended June 30, 2008, the Company recorded an additional charge of $25.3 million, which consisted of $24.1 million of special termination benefits and a $15.5 million curtailment charge, offset by a $14.3 million reduction in the employee separation benefits. A further discussion of the charges follows:

Employee separation benefits — In 2007, the Company determined a need to reduce its headcount over the next five years to conform its Wireline operations to the decreased access lines being served by the Company and, as a result, recorded severance liabilities of $22.9 million. In the first quarter of 2008, 284 union employees accepted an early retirement, which included special termination pension benefits discussed below. These early retirements reduced the need for the severance liability by $14.3 million.

Special termination benefits — The Company offered and, by December 31, 2007, 105 management employees accepted early retirements, with special termination pension benefits totaling $12 million, of which $8.2 million had been earned and accrued at December 31, 2007. The Company offered and, by March 31, 2008, 284 union employees accepted early retirements, with special termination pension benefits totaling $25 million, of which $22.1 million had been earned and was accrued at March 31, 2008. Remaining special termination benefits for both union and management employees are subject to future service requirements as determined by the Company and are amortized to expense over the future service period. The Company recognized $2.0 million of these amortized costs in the first six months of 2008 and $1.0 million in the first six months of 2009.

Pension and postretirement curtailment charges — Union terminations contemplated above represented approximately 11% of the plan future service years for both the pension and postretirement plans, resulting in a curtailment charge of $15.5 million for the pension and postretirement plans in the first quarter of 2008.

At June 30, 2009 and December 31, 2008, $1.5 million of the restructuring reserve was included in “Other current liabilities” and $3.7 million and $6.5 million was included in “Other noncurrent liabilities,” respectively, in the Condensed Consolidated Balance Sheets. The special termination benefits and curtailment charges are included in “Accrued pension and postretirement benefits” in the Condensed Consolidated Balance Sheet at June 30, 2009. For further information related to the special termination benefits and curtailments discussed above, see Note 7.

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

At June 30, 2009 and December 31, 2008, $0.9 million and $1.0 million, respectively, of the reserve balance was included in “Other current liabilities” in the Condensed Consolidated Balance Sheets. The reserve included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets was $3.8 million and $4.1 million at June 30, 2009 and December 31, 2008, respectively.

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

In 2008, as a result of the acceptance of special termination benefits by certain retirement eligible union employees (see Note 6), the Company determined that a curtailment charge associated with its union pension and postretirement plans was required due to the significant decrease in the expected future service years. The curtailment charge for the union pension plan and the union postretirement plan for the six months ended June 30, 2008, consisted of both an increase in the benefit obligation of $2.2 million and $12.5 million and the acceleration of unrecognized prior service cost of $0.9 million and a benefit of $0.1 million, respectively.

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

Form 10-Q Part I	Cincinnati Bell Inc.

Pension and postretirement benefit costs are as follows:

	Pension Benefits		Postretirement and Other Benefits
	Three Months Ended June 30,
(dollars in millions)	2009	2008	2009	2008
Service cost	$1.4	$2.2	$0.1	$0.4
Interest cost on projected benefit obligation	7.3	7.3	2.6	4.5
Expected return on plan assets	(6.5)	(8.7)	(0.2)	(0.5)
Amortization of:
Transition obligation	—	—	—	0.4
Prior service cost	0.2	0.2	(3.0)	(0.1)
Actuarial loss	2.2	0.7	1.1	0.9
Special termination benefit	0.4	1.1	0.1	0.2

	$5.0	$2.8	$0.7	$5.8

	Pension Benefits		Postretirement and Other Benefits
	Six Months Ended June 30,
(dollars in millions)	2009	2008	2009	2008
Service cost	$3.0	$4.5	$0.3	$1.0
Interest cost on projected benefit obligation	14.5	14.2	5.8	9.3
Expected return on plan assets	(13.0)	(17.5)	(0.4)	(1.0)
Amortization of:
Transition obligation	—	—	0.1	1.3
Prior service cost	0.3	0.3	(5.0)	0.4
Actuarial loss	4.4	1.4	2.1	1.9
Special termination benefit	0.8	23.7	0.2	0.4
Curtailment (gain) charge	(7.6)	3.1	—	12.4

	$2.4	$29.7	$3.1	$25.7

Form 10-Q Part I	Cincinnati Bell Inc.

8.	Business Segment Information

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

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.

The Company’s business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2009	2008	2009	2008
Revenue
Wireline	$193.7	$202.5	$389.3	$405.1
Wireless	76.5	78.3	152.8	156.8
Technology Solutions	66.4	78.5	129.5	153.2
Intersegment	(9.0)	(8.1)	(18.5)	(15.4)

Total revenue	$327.6	$351.2	$653.1	$699.7

Intersegment revenue
Wireline	$6.4	$6.4	$12.6	$12.3
Wireless	0.9	0.8	1.7	1.6
Technology Solutions	1.7	0.9	4.2	1.5

Total intersegment revenue	$9.0	$8.1	$18.5	$15.4

Operating income
Wireline	$67.3	$70.2	$142.2	$116.9
Wireless	10.8	12.3	19.3	24.6
Technology Solutions	4.4	4.3	7.7	7.5
Corporate	(6.9)	(6.9)	(13.3)	(12.0)

Total operating income	$75.6	$79.9	$155.9	$137.0

	June 30, 2009	December 31, 2008
Assets
Wireline	$712.3	$694.3
Wireless	363.1	377.2
Technology Solutions	290.0	328.8
Corporate and eliminations	644.5	686.4

Total assets	$2,009.9	$2,086.7

Form 10-Q Part I	Cincinnati Bell Inc.

9.	Stock-Based Compensation Plans

In the second quarter of 2009, the Company’s shareholders amended the Cincinnati Bell Inc. 2007 Long Term Incentive Plan to increase the number of shares available for issuance by 10,000,000 common shares and to modify the limits on certain award types, including full value shares.

Stock options

The following table summarizes stock option activity for the six months ended June 30, 2009:

(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Prices Per Share
Outstanding at January 1, 2009	22,770	$9.34
Granted	1,918	1.47
Forfeited/expired	(3,195)	16.44

Outstanding at June 30, 2009	21,493	$7.58

Vested and expected to vest at June 30, 2009	21,357	$7.62

Exercisable at June 30, 2009	15,230	$9.76

During the six months ended June 30, 2009, the Company granted stock options which vest over three years. The Company recognized compensation expense of $1.9 million related to stock options for the three months ended June 30, 2009, $2.5 million for the six months ended June 30, 2009, $0.4 million for the three months ended June 30, 2008 and $0.8 million for the six months ended June 30, 2008. As of June 30, 2009, there was $2.7 million of unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of approximately two years. At June 30, 2009, the aggregate intrinsic value of stock options outstanding was approximately $5.8 million.

The weighted-average fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six months Ended June 30,
	2009	2008
Expected volatility	41.7%	31.3%
Risk-free interest rate	2.1%	2.8%
Expected holding period - years	5	5
Expected dividends	0.0%	0.0%
Weighted-average grant date fair value	$0.99	$1.24

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

Form 10-Q Part I	Cincinnati Bell Inc.

Performance-based awards

The following table summarizes performance-based award activity for the six months ended June 30, 2009:

(in thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2009	2,307	$4.20
Granted*	1,786	2.77
Vested	(838)	4.16
Forfeited	(25)	3.84

Non-vested at June 30, 2009	3,230	$3.42

*	Assumes the maximum number of awards that can be earned if the performance conditions are achieved.

Awards granted generally vest over three years and upon the achievement of certain performance-based objectives. The Company recognized expense for performance-based awards of $1.5 million for the three months ended June 30, 2009, $1.7 million for the six months ended June 30, 2009, $1.3 million for the three months ended June 30, 2008 and $2.6 million for the six months ended June 30, 2008. As of June 30, 2009, there was $2.5 million of unrecognized compensation expense related to performance-based awards. This expense is expected to be recognized over a weighted-average period of approximately one year.

Time-based restricted awards

The following table summarizes time-based restricted award activity for the six months ended June 30, 2009:

(in thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2009	303	$4.82
Granted	101	2.77
Forfeited	(17)	4.86

Non-vested at June 30, 2009	387	$3.56

Awards granted generally vest in one-third increments over a period of three years. The Company recognized expense related to time-based restricted awards of $0.2 million for the three months ended June 30, 2009, $0.4 million for the six months ended June 30, 2009, $0.2 million for the three months ended June 30, 2008 and $0.3 million for the six months ended June 30, 2008. As of June 30, 2009, there was $1.0 million of unrecognized compensation expense related to these shares. This expense is expected to be recognized over a weighted-average period of approximately two years.

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

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three and six months ended June 30, 2009 and 2008 and Condensed Consolidating Balance Sheets as of June 30, 2009 and December 31, 2008 of (1) the Parent Company, as the guarantor (2) Cincinnati Bell Telephone Company LLC, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2009
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$172.7	$168.6	$(13.7)	$327.6
Operating costs and expenses	6.6	109.7	149.4	(13.7)	252.0

Operating income (loss)	(6.6)	63.0	19.2	—	75.6
Interest expense	26.0	3.6	4.9	(3.2)	31.3
Other expense (income), net	(3.2)	1.4	(1.1)	3.2	0.3

Income (loss) before income taxes	(29.4)	58.0	15.4	—	44.0
Income tax expense (benefit)	(11.2)	21.4	7.5	—	17.7
Equity in earnings of subsidiaries, net of tax	44.5	—	—	(44.5)	—

Net income	26.3	36.6	7.9	(44.5)	26.3
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$23.7	$36.6	$7.9	$(44.5)	$23.7

	Three Months Ended June 30, 2008
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$180.8	$183.0	$(12.6)	$351.2
Operating costs and expenses	6.5	116.5	160.9	(12.6)	271.3

Operating income (loss)	(6.5)	64.3	22.1	—	79.9
Interest expense	29.9	3.8	6.5	(5.4)	34.8
Other expense (income), net	(5.4)	1.7	(1.9)	5.4	(0.2)

Income (loss) before income taxes	(31.0)	58.8	17.5	—	45.3
Income tax expense (benefit)	(7.0)	19.5	7.2	—	19.7
Equity in earnings of subsidiaries, net of tax	49.6	—	—	(49.6)	—

Net income	25.6	39.3	10.3	(49.6)	25.6
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$23.0	$39.3	$10.3	$(49.6)	$23.0

Form 10-Q Part I	Cincinnati Bell Inc.

	Six Months Ended June 30, 2009
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$347.5	$333.6	$(28.0)	$653.1
Operating costs and expenses	12.7	213.7	298.8	(28.0)	497.2

Operating income (loss)	(12.7)	133.8	34.8	—	155.9
Interest expense	52.7	7.3	9.6	(6.5)	63.1
Other expense (income), net	(6.8)	2.4	(1.8)	6.5	0.3

Income (loss) before income taxes	(58.6)	124.1	27.0	—	92.5
Income tax expense (benefit)	(19.9)	43.0	14.3	—	37.4
Equity in earnings of subsidiaries, net of tax	93.8	—	—	(93.8)	—

Net income	55.1	81.1	12.7	(93.8)	55.1
Preferred stock dividends	5.2	—	—	—	5.2

Net income applicable to common shareowners	$49.9	$81.1	$12.7	$(93.8)	$49.9

	Six Months Ended June 30, 2008
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$362.1	$362.2	$(24.6)	$699.7
Operating costs and expenses	11.4	257.6	318.3	(24.6)	562.7

Operating income (loss)	(11.4)	104.5	43.9	—	137.0
Interest expense	61.8	7.4	12.5	(10.6)	71.1
Other expense (income), net	(12.2)	3.8	(3.6)	10.6	(1.4)

Income (loss) before income taxes	(61.0)	93.3	35.0	—	67.3
Income tax expense (benefit)	(16.0)	32.3	12.5	—	28.8
Equity in earnings of subsidiaries, net of tax	83.5	—	—	(83.5)	—

Net income	38.5	61.0	22.5	(83.5)	38.5
Preferred stock dividends	5.2	—	—	—	5.2

Net income applicable to common shareowners	$33.3	$61.0	$22.5	$(83.5)	$33.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of June 30, 2009
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$1.3	$0.8	$0.5	$—	$2.6
Receivables, net	2.6	—	147.1	—	149.7
Other current assets	30.9	28.1	77.7	(2.1)	134.6

Total current assets	34.8	28.9	225.3	(2.1)	286.9
Property, plant and equipment, net	0.8	616.1	459.5	—	1,076.4
Goodwill and intangibles, net	—	2.9	192.8	—	195.7
Investments in and advances to subsidiaries	1,014.9	—	—	(1,014.9)	—
Other noncurrent assets	309.0	13.0	201.1	(72.2)	450.9

Total assets	$1,359.5	$660.9	$1,078.7	$(1,089.2)	$2,009.9

Current portion of long-term debt	$2.1	$1.8	$8.6	$—	$12.5
Accounts payable	1.5	49.1	52.1	—	102.7
Other current liabilities	91.0	51.5	49.5	(0.4)	191.6

Total current liabilities	94.6	102.4	110.2	(0.4)	306.8
Long-term debt, less current portion	1,550.4	234.7	131.4	—	1,916.5
Other noncurrent liabilities	338.2	48.5	97.5	(73.9)	410.3
Intercompany payables	—	34.1	410.2	(444.3)	—

Total liabilities	1,983.2	419.7	749.3	(518.6)	2,633.6
Shareowners’ equity (deficit)	(623.7)	241.2	329.4	(570.6)	(623.7)

Total liabilities and shareowners’ equity (deficit)	$1,359.5	$660.9	$1,078.7	$(1,089.2)	$2,009.9

	As of December 31, 2008
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$4.5	$1.8	$0.4	$—	$6.7
Receivables, net	3.2	—	161.7	—	164.9
Other current assets	27.7	25.3	97.1	(0.6)	149.5

Total current assets	35.4	27.1	259.2	(0.6)	321.1
Property, plant and equipment, net	0.6	594.7	449.0	—	1,044.3
Goodwill and intangibles, net	—	3.0	194.8	—	197.8
Investments in and advances to subsidiaries	1,041.8	—	—	(1,041.8)	—
Other noncurrent assets	358.4	13.9	214.2	(63.0)	523.5

Total assets	$1,436.2	$638.7	$1,117.2	$(1,105.4)	$2,086.7

Current portion of long-term debt	$2.1	$0.7	$7.4	$—	$10.2
Accounts payable	0.1	37.8	72.9	—	110.8
Other current liabilities	99.6	54.9	48.3	—	202.8

Total current liabilities	101.8	93.4	128.6	—	323.8
Long-term debt, less current portion	1,598.4	235.0	117.1	—	1,950.5
Other noncurrent liabilities	445.3	46.5	93.5	(63.6)	521.7
Intercompany payables	—	22.5	447.9	(470.4)	—

Total liabilities	2,145.5	397.4	787.1	(534.0)	2,796.0
Shareowners’ equity (deficit)	(709.3)	241.3	330.1	(571.4)	(709.3)

Total liabilities and shareowners’ equity (deficit)	$1,436.2	$638.7	$1,117.2	$(1,105.4)	$2,086.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2009
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(37.2)	$132.3	$75.4	$—	$170.5

Capital expenditures	(0.3)	(62.6)	(31.3)	—	(94.2)
Acquisitions of businesses	—	(0.5)	(2.9)	—	(3.4)
Other investing activities	0.4	0.3	0.3	—	1.0

Cash flows used in investing activities	0.1	(62.8)	(33.9)	—	(96.6)

Funding between Parent and subsidiaries, net	121.9	(70.2)	(51.7)	—	—
Increase (decrease) in corporate credit and receivables facilities, net	(42.4)	—	14.0	—	(28.4)
Repayment of debt	(1.1)	(0.3)	(3.6)	—	(5.0)
Common stock repurchase	(34.4)	—	—	—	(34.4)
Other financing activities	(10.1)	—	(0.1)	—	(10.2)

Cash flows provided by (used in) financing activities	33.9	(70.5)	(41.4)	—	(78.0)

Increase (decrease) in cash and cash equivalents	(3.2)	(1.0)	0.1	—	(4.1)
Beginning cash and cash equivalents	4.5	1.8	0.4	—	6.7

Ending cash and cash equivalents	$1.3	$0.8	$0.5	$—	$2.6

	Six Months Ended June 30, 2008
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by operating activities	$—	$82.1	$105.8	$—	$187.9

Capital expenditures	(0.3)	(44.5)	(58.4)	—	(103.2)
Acquisitions of businesses	—	(2.3)	(19.3)	—	(21.6)
Other investing activities	0.1	0.3	0.6	—	1.0

Cash flows used in investing activities	(0.2)	(46.5)	(77.1)	—	(123.8)

Funding between Parent and subsidiaries, net	61.6	(36.2)	(25.4)	—	—
Increase in corporate credit facility, net	31.0	—	—	—	31.0
Repayment of debt	(41.9)	(0.3)	(2.4)	—	(44.6)
Common stock repurchase	(47.0)	—	—	—	(47.0)
Other financing activities	(8.2)	—	—	—	(8.2)

Cash flows used in financing activities	(4.5)	(36.5)	(27.8)	—	(68.8)

Increase (decrease) in cash and cash equivalents	(4.7)	(0.9)	0.9	—	(4.7)
Beginning cash and cash equivalents	23.6	1.9	0.6	—	26.1

Ending cash and cash equivalents	$18.9	$1.0	$1.5	$—	$21.4

Form 10-Q Part I	Cincinnati Bell Inc.

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

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three and six months ended June 30, 2009 and 2008 and the Condensed Consolidating Balance Sheets as of June 30, 2009 and December 31, 2008 of (1) the Parent Company, as the issuer (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2009
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$180.9	$160.4	$(13.7)	$327.6
Operating costs and expenses	6.6	163.7	95.4	(13.7)	252.0

Operating income (loss)	(6.6)	17.2	65.0	—	75.6
Interest expense	26.0	3.4	5.1	(3.2)	31.3
Other expense (income), net	(3.2)	0.8	(0.5)	3.2	0.3

Income (loss) before income taxes	(29.4)	13.0	60.4	—	44.0
Income tax expense (benefit)	(11.2)	6.4	22.5	—	17.7
Equity in earnings of subsidiaries, net of tax	44.5	—	—	(44.5)	—

Net income	26.3	6.6	37.9	(44.5)	26.3
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$23.7	$6.6	$37.9	$(44.5)	$23.7

	Three Months Ended June 30, 2008
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$195.8	$168.0	$(12.6)	$351.2
Operating costs and expenses	6.5	176.0	101.4	(12.6)	271.3

Operating income (loss)	(6.5)	19.8	66.6	—	79.9
Interest expense	29.9	5.4	4.9	(5.4)	34.8
Other expense (income), net	(5.4)	0.1	(0.3)	5.4	(0.2)

Income (loss) before income taxes	(31.0)	14.3	62.0	—	45.3
Income tax expense (benefit)	(7.0)	6.0	20.7	—	19.7
Equity in earnings of subsidiaries, net of tax	49.6	—	—	(49.6)	—

Net income	25.6	8.3	41.3	(49.6)	25.6
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$23.0	$8.3	$41.3	$(49.6)	$23.0

Form 10-Q Part I	Cincinnati Bell Inc.

	Six Months Ended June 30, 2009
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$358.7	$322.4	$(28.0)	$653.1
Operating costs and expenses	12.7	326.7	185.8	(28.0)	497.2

Operating income (loss)	(12.7)	32.0	136.6	—	155.9
Interest expense	52.7	6.5	10.4	(6.5)	63.1
Other expense (income), net	(6.8)	(0.1)	0.7	6.5	0.3

Income (loss) before income taxes	(58.6)	25.6	125.5	—	92.5
Income tax expense (benefit)	(19.9)	13.2	44.1	—	37.4
Equity in earnings of subsidiaries, net of tax	93.8	—	—	(93.8)	—

Net income	55.1	12.4	81.4	(93.8)	55.1
Preferred stock dividends	5.2	—	—	—	5.2

Net income applicable to common shareowners	$49.9	$12.4	$81.4	$(93.8)	$49.9

	Six Months Ended June 30, 2008
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$386.8	$337.5	$(24.6)	$699.7
Operating costs and expenses	11.4	354.3	221.6	(24.6)	562.7

Operating income (loss)	(11.4)	32.5	115.9	—	137.0
Interest expense	61.8	10.0	9.9	(10.6)	71.1
Other expense (income), net	(12.2)	0.5	(0.3)	10.6	(1.4)

Income (loss) before income taxes	(61.0)	22.0	106.3	—	67.3
Income tax expense (benefit)	(16.0)	7.7	37.1	—	28.8
Equity in earnings of subsidiaries, net of tax	83.5	—	—	(83.5)	—

Net income	38.5	14.3	69.2	(83.5)	38.5
Preferred stock dividends	5.2	—	—	—	5.2

Net income applicable to common shareowners	$33.3	$14.3	$69.2	$(83.5)	$33.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of June 30, 2009
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$1.3	$0.5	$0.8	$—	$2.6
Receivables, net	2.6	0.9	146.2	—	149.7
Other current assets	30.9	73.5	32.3	(2.1)	134.6

Total current assets	34.8	74.9	179.3	(2.1)	286.9
Property, plant and equipment, net	0.8	459.5	616.1	—	1,076.4
Goodwill and intangibles, net	—	192.8	2.9	—	195.7
Investments in and advances to subsidiaries	1,014.9	—	—	(1,014.9)	—
Other noncurrent assets	309.0	203.1	11.0	(72.2)	450.9

Total assets	$1,359.5	$930.3	$809.3	$(1,089.2)	$2,009.9

Current portion of long-term debt	$2.1	$8.6	$1.8	$—	$12.5
Accounts payable	1.5	62.9	38.3	—	102.7
Other current liabilities	91.0	51.4	49.6	(0.4)	191.6

Total current liabilities	94.6	122.9	89.7	(0.4)	306.8
Long-term debt, less current portion	1,550.4	42.4	323.7	—	1,916.5
Other noncurrent liabilities	338.2	98.5	47.5	(73.9)	410.3
Intercompany payables	—	366.4	77.9	(444.3)	—

Total liabilities	1,983.2	630.2	538.8	(518.6)	2,633.6
Shareowners’ equity (deficit)	(623.7)	300.1	270.5	(570.6)	(623.7)

Total liabilities and shareowners’ equity (deficit)	$1,359.5	$930.3	$809.3	$(1,089.2)	$2,009.9

	As of December 31, 2008
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$4.5	$0.4	$1.8	$—	$6.7
Receivables, net	3.2	55.2	106.5	—	164.9
Other current assets	27.7	92.2	30.2	(0.6)	149.5

Total current assets	35.4	147.8	138.5	(0.6)	321.1
Property, plant and equipment, net	0.6	449.0	594.7	—	1,044.3
Goodwill and intangibles, net	—	194.8	3.0	—	197.8
Investments in and advances to subsidiaries	1,041.8	—	—	(1,041.8)	—
Other noncurrent assets	358.4	215.5	12.6	(63.0)	523.5

Total assets	$1,436.2	$1,007.1	$748.8	$(1,105.4)	$2,086.7

Current portion of long-term debt	$2.1	$7.4	$0.7	$—	$10.2
Accounts payable	0.1	81.9	28.8	—	110.8
Other current liabilities	99.6	50.4	52.8	—	202.8

Total current liabilities	101.8	139.7	82.3	—	323.8
Long-term debt, less current portion	1,598.4	42.1	310.0	—	1,950.5
Other noncurrent liabilities	445.3	94.1	45.9	(63.6)	521.7
Intercompany payables	—	429.1	41.3	(470.4)	—

Total liabilities	2,145.5	705.0	479.5	(534.0)	2,796.0
Shareowners’ equity (deficit)	(709.3)	302.1	269.3	(571.4)	(709.3)

Total liabilities and shareowners’ equity (deficit)	$1,436.2	$1,007.1	$748.8	$(1,105.4)	$2,086.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2009
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(37.2)	$114.3	$93.4	$—	$170.5

Capital expenditures	(0.3)	(31.3)	(62.6)	—	(94.2)
Acquisitions of businesses	—	(2.9)	(0.5)	—	(3.4)
Other investing activities	0.4	0.3	0.3	—	1.0

Cash flows used in investing activities	0.1	(33.9)	(62.8)	—	(96.6)

Funding between Parent and subsidiaries, net	121.9	(76.7)	(45.2)	—	—
Increase (decrease) in corporate credit and receivables facilities, net	(42.4)	—	14.0	—	(28.4)
Repayment of debt	(1.1)	(3.6)	(0.3)	—	(5.0)
Common stock repurchase	(34.4)	—	—	—	(34.4)
Other financing activities	(10.1)	—	(0.1)	—	(10.2)

Cash flows provided by (used in) financing activities	33.9	(80.3)	(31.6)	—	(78.0)

Increase (decrease) in cash and cash equivalents	(3.2)	0.1	(1.0)	—	(4.1)
Beginning cash and cash equivalents	4.5	0.4	1.8	—	6.7

Ending cash and cash equivalents	$1.3	$0.5	$0.8	$—	$2.6

	Six Months Ended June 30, 2008
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by operating activities	$—	$86.9	$101.0	$—	$187.9

Capital expenditures	(0.3)	(59.2)	(43.7)	—	(103.2)
Acquisitions of businesses	—	(19.3)	(2.3)	—	(21.6)
Other investing activities	0.1	0.6	0.3	—	1.0

Cash flows used in investing activities	(0.2)	(77.9)	(45.7)	—	(123.8)

Funding between Parent and subsidiaries, net	61.6	(5.8)	(55.8)	—	—
Increase in corporate credit facility, net	31.0	—	—	—	31.0
Repayment of debt	(41.9)	(2.4)	(0.3)	—	(44.6)
Common stock repurchase	(47.0)	—	—	—	(47.0)
Other financing activities	(8.2)	—	—	—	(8.2)

Cash flows used in financing activities	(4.5)	(8.2)	(56.1)	—	(68.8)

Increase (decrease) in cash and cash equivalents	(4.7)	0.8	(0.8)	—	(4.7)
Beginning cash and cash equivalents	23.6	0.8	1.7	—	26.1

Ending cash and cash equivalents	$18.9	$1.6	$0.9	$—	$21.4

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The financial results for the three and six months ended June 30, 2009 and 2008 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations in this Quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for subsequent periods or the full year.

Consolidated Overview

Consolidated revenue totaled $327.6 million for the second quarter of 2009, a decrease of $23.6 million compared to the second quarter of 2008. The decrease was primarily due to the following:

•	$12.1 million lower revenues in the Technology Solutions segment primarily due to lower telecom and IT equipment distribution revenue offset by increased data center and managed services revenue;

•	$8.8 million lower revenues in the Wireline segment primarily due to lower voice revenue partially offset by higher data revenue; and

•	$1.8 million lower revenues in the Wireless segment primarily due to lower equipment and postpaid service revenue.

For the six months ended June 30, 2009, consolidated revenue decreased $46.6 million to $653.1 million as compared to $699.7 million for the same period in 2008. The decrease was primarily due to the following:

•	$23.7 million lower revenues in the Technology Solutions segment primarily due to lower telecom and IT equipment distribution revenue offset by increased data center and managed services revenue;

•	$15.8 million lower revenues in the Wireline segment primarily due to lower voice revenue partially offset by higher data revenue; and

•	$4.0 million lower revenues in the Wireless segment primarily due to lower equipment and prepaid service revenue.

Form 10-Q Part I	Cincinnati Bell Inc.

Operating income for the second quarter of 2009 was $75.6 million, a decrease of $4.3 million compared to the same period in 2008. The decrease was primarily due to the following:

•

$2.9 million decrease in Wireline segment operating income primarily due to lower voice revenue partially offset by lower wages and benefit costs and lower costs related to third party service providers; and

•	$1.5 million decrease in Wireless segment operating income due primarily to lower service revenue.

Operating income for the six months ended June 30, 2009 was $155.9 million, an increase of $18.9 million compared to the same period a year ago. This increase was primarily due to the following:

•	$25.3 million increase in Wireline segment operating income primarily due to lower restructuring costs; and

•	$5.3 million decrease in Wireless segment operating income due primarily to increased subsidy costs and lower service revenue.

Interest expense was $31.3 million for the second quarter of 2009 and $63.1 million for the six months ended June 30, 2009 as compared to $34.8 million for the second quarter of 2008 and $71.1 million for the six months ended June 30, 2008. The decrease compared to last year is primarily attributable to lower debt balances due to the purchase and extinguishment of a portion of the Company’s corporate bonds in 2008 and lower short-term interest rates.

Income tax expense for the second quarter of 2009 was $17.7 million compared to $19.7 million for the second quarter of 2008 primarily due to lower pretax income and a lower effective income tax rate, related to the phase out of Ohio income tax. Income tax expense for the six months ended June 30, 2009 was $37.4 million as compared to $28.8 million for the same period in 2008 primarily due to higher pretax income.

The Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. The Company estimates that its effective income tax rate will be approximately 41% for the full year 2009. However, the Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2009. The Company expects income tax payments for the 2009 year to be approximately $7 million.

Discussion of Operating Segment Results

WIRELINE

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2009	2008	Change	% Change		2009	2008	Change	% Change
Revenue:
Voice - local service	$87.6	$98.9	$(11.3)	(11)%		$177.8	$199.9	$(22.1)	(11)%
Data	70.4	67.9	2.5	4%		140.6	135.5	5.1	4%
Long distance and VoIP	24.0	24.6	(0.6)	(2)%		48.0	48.9	(0.9)	(2)%
Other	11.7	11.1	0.6	5%		22.9	20.8	2.1	10%

Total revenue	193.7	202.5	(8.8)	(4)%		389.3	405.1	(15.8)	(4)%

Operating costs and expenses:
Cost of services and products	62.9	66.4	(3.5)	(5)%		126.0	133.9	(7.9)	(6)%
Selling, general and administrative	37.1	39.6	(2.5)	(6)%		76.4	78.5	(2.1)	(3)%
Depreciation	25.6	24.8	0.8	3%		50.7	49.7	1.0	2%
Amortization	0.2	0.3	(0.1)	(33)%		0.5	0.5	—	0%
Restructuring charges (gains)	0.6	1.2	(0.6)	(50)%		(6.5)	24.4	(30.9)	n/m
Asset impairment	—	—	—	n/m		—	1.2	(1.2)	n/m

Total operating costs and expenses	126.4	132.3	(5.9)	(4)%		247.1	288.2	(41.1)	(14)%

Operating income	$67.3	$70.2	$(2.9)	(4)%		$142.2	$116.9	$25.3	22%

Operating margin	34.7%	34.7%		0	pts	36.5%	28.9%		7.6	pts
Metric information:
Local access lines (in thousands)	752.5	805.7	(53.2)	(7)%		752.5	805.7	(53.2)	(7)%
DSL subscribers (in thousands)	235.4	229.2	6.2	3%		235.4	229.2	6.2	3%
Long distance lines (in thousands)	522.9	536.3	(13.4)	(2)%		522.9	536.3	(13.4)	(2)%
Capital expenditures	$37.3	$25.5	$11.8	46%		$66.5	$46.4	$20.1	43%

Form 10-Q Part I	Cincinnati Bell Inc.

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

Revenue

Voice local service revenue includes local service, value added services, switched access and information services. Voice revenue decreased for both the three and six months ended June 30, 2009 versus the same period in 2008 primarily as a result of a 7% decrease in access lines. Access lines within the segment’s ILEC territory decreased by 61,400 or 8%, from 740,500 at June 30, 2008 to 679,100 at June 30, 2009. The access line loss resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC territory by continuing to target voice services to residential and business customers in its CLEC territory. The Company had approximately 73,400 CLEC access lines at June 30, 2009, which is a 13% increase from June 30, 2008.

Data revenue consists of data transport, high-speed internet access (“DSL”), dial-up internet access, digital trunking, and local area network interconnection services. Data revenue increased $2.5 million and $5.1 million for the three and six months ended June 30, 2009 compared to the same periods a year ago, primarily due to increased data transport usage by third party users.

Long distance and VoIP revenue decreased $0.6 million and $0.9 million for the three and six months ended June 30, 2009 as compared to the same periods in 2008. The decrease was due to lower minutes of use for long-distance and audio conferencing, which caused a $1.9 million and $4.5 million decrease in revenue for the three and six months ended June 30, 2009, respectively. The revenue decrease from long distance and audio conferencing was partially offset by growth in revenue from VoIP and broadband services. The decrease in long distance lines was due to a 4% decline in residential lines partially offset by a 1% increase in business subscribers.

Costs and Expenses

Cost of services and products decreased by $3.5 million and $7.9 million for the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008. The decrease in the second quarter was primarily driven by lower wages of $1.7 million due to the Company’s restructuring activities and the new union agreement signed in February 2008, and lower benefit costs due to the pension and postretirement plan changes announced in February 2009. The decrease in the six months ended June 30, 2009 was primarily due to $4.2 million in lower wages and $3.0 million in lower benefit costs as discussed above, lower operating taxes of $1.1 million and other costs from operations including a $0.7 million claim settlement. These decreases were offset by an increase in network costs of $1.8 million primarily to support growth in CLEC and VoIP revenues.

Selling, general and administrative expenses decreased by $2.5 million and $2.1 million for the three and six months ended June 30, 2009, respectively, versus the comparable periods in 2008. The decrease for the three months ended June 30, 2009 consists of a $1.6 million decrease in costs primarily resulting from lower negotiated rates with third party service providers and lower benefit costs primarily due to the pension and postretirement plan changes announced in February 2009. The decrease for the six months ended June 30, 2009 was primarily due to a $1.9 million decrease in costs from third party service providers as discussed above, and a $1.0 million decrease in benefit costs partially offset by an increase in bad debt expense.

The restructuring gain for the six months ended June 30, 2009 resulted from a curtailment due to changes in the pension and postretirement plans announced in February 2009. Restructuring charges for the six months ended June 30, 2008 resulted from an early retirement option offered by the Company and accepted by certain eligible union employees during the first quarter of 2008. See Note 6 to the Condensed Consolidated Financial Statements for further information.

Form 10-Q Part I	Cincinnati Bell Inc.

WIRELESS

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions, except for operating metrics)	2009	2008	Change	% Change		2009	2008	Change	% Change
Revenue:
Service	$71.3	$72.3	$(1.0)	(1)%		$142.5	$144.3	$(1.8)	(1)%
Equipment	5.2	6.0	(0.8)	(13)%		10.3	12.5	(2.2)	(18)%

Total revenue	76.5	78.3	(1.8)	(2)%		152.8	156.8	(4.0)	(3)%

Operating costs and expenses:
Cost of services and products	39.2	40.6	(1.4)	(3)%		79.9	80.6	(0.7)	(1)%
Selling, general and administrative	16.2	16.8	(0.6)	(4)%		34.0	33.6	0.4	1%
Depreciation	9.9	8.1	1.8	22%		18.8	16.5	2.3	14%
Amortization	0.4	0.5	(0.1)	(20)%		0.8	1.1	(0.3)	(27)%
Restructuring charge	—	—	—	n/m		—	0.4	(0.4)	n/m

Total operating costs and expenses	65.7	66.0	(0.3)	0%		133.5	132.2	1.3	1%

Operating income	$10.8	$12.3	$(1.5)	(12)%		$19.3	$24.6	$(5.3)	(22)%

Operating margin	14.1%	15.7%		(1.6	) pts	12.6%	15.7%		(3.1	) pts
Metric information:
Postpaid ARPU*	$48.43	$47.36	$1.07	2%		$48.18	$47.39	$0.79	2%
Prepaid ARPU*	$28.00	$25.75	$2.25	9%		$28.09	$26.49	$1.60	6%
Postpaid subscribers (in thousands)	391.6	409.9	(18.3)	(4)%		391.6	409.9	(18.3)	(4)%
Prepaid subscribers (in thousands)	152.2	165.1	(12.9)	(8)%		152.2	165.1	(12.9)	(8)%
Average postpaid churn	2.0%	1.7%		0.3	pts	2.1%	1.6%		0.5	pts
Capital expenditures	$4.2	$6.6	$(2.4)	(36)%		$9.8	$24.0	$(14.2)	(59)%

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Revenue

Service revenue decreased by $1.0 million in the second quarter of 2009 as compared to the same period last year due to the following:

•

Postpaid service revenue decreased $0.7 million due to a decrease in subscribers partially offset by an increase in ARPU. The increase in average churn is due to increased competition and Company-initiated disconnections of customers with credit problems. ARPU increased from $47.36 for the three months ended June 30, 2008 to $48.43 for the same period in 2009. The ARPU increase includes a 36% increase in data ARPU; and

•

Prepaid service revenue decreased $0.3 million compared to the same period last year primarily due to a decrease in subscribers partially offset by an increase in ARPU of $2.25. The decrease in the number of subscribers is due to increased competition and the Company focusing its marketing on higher usage rate plans. The change in marketing strategy resulted in fewer subscribers, but a higher ARPU.

For the six months ended June 30, 2009, service revenue decreased $1.8 million compared to the same period in 2008 primarily due to a $1.4 million decrease in prepaid revenue resulting from a decrease in subscribers partially offset by an increase in ARPU. Postpaid service revenue declined $0.4 million during the six months ended June 30, 2009 compared to the same period in 2008 primarily from fewer subscribers partially offset by higher ARPU.

Equipment revenue for the three and six months ended June 30, 2009 decreased by $0.8 million and $2.2 million compared to the same periods in 2008 primarily due to lower handset revenue per unit to attract new customers and retain existing customers.

Form 10-Q Part I	Cincinnati Bell Inc.

Costs and Expenses

Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses decreased $1.4 million during the second quarter of 2009 and $0.7 million for the six months ended June 30, 2009 versus the prior year periods. The second quarter decrease was primarily attributable to a decrease in handset equipment costs. The decrease for the six months ended June 30, 2009 was primarily due to lower handset equipment costs of $2.8 million and lower operating taxes. These decreases were partially offset by a $3.1 million increase in handset subsidies to attract new customers and retain existing customers.

Selling, general and administrative expenses decreased $0.6 million for the second quarter of 2009 primarily due to a decrease in distributor commissions resulting from lower activations of $1.1 million as well as lower advertising and other costs partially offset by higher bad debt expense of $1.1 million. Costs for the six months ended June 30, 2009 versus the prior year period increased $0.4 million primarily due to an increase in bad debt expense of $2.2 million partially offset by lower commissions.

TECHNOLOGY SOLUTIONS

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2009	2008	Change	% Change		2009	2008	Change	% Change
Revenue:
Telecom and IT equipment distribution	$33.1	$50.1	$(17.0)	(34)%		$64.2	$99.8	$(35.6)	(36)%
Data center and managed services	28.4	24.9	3.5	14%		55.3	46.6	8.7	19%
Professional services	4.9	3.5	1.4	40%		10.0	6.8	3.2	47%

Total revenue	66.4	78.5	(12.1)	(15)%		129.5	153.2	(23.7)	(15)%

Operating costs and expenses:
Cost of services and products	45.4	60.4	(15.0)	(25)%		89.4	118.3	(28.9)	(24)%
Selling, general and administrative	11.3	9.8	1.5	15%		22.6	19.9	2.7	14%
Depreciation	4.9	3.5	1.4	40%		9.0	6.3	2.7	43%
Amortization	0.4	0.4	—	0%		0.8	0.8	—	0%
Restructuring charge	—	0.1	(0.1)	n/m		—	0.4	(0.4)	n/m

Total operating costs and expenses	62.0	74.2	(12.2)	(16)%		121.8	145.7	(23.9)	(16)%

Operating income	$4.4	$4.3	$0.1	2%		$7.7	$7.5	$0.2	3%

Operating margin	6.6%	5.5%		1.1	pts	5.9%	4.9%		1.0	pts
Metric information:
Raised floor (in square feet)	271,000	202,000	69,000	34%		271,000	202,000	69,000	34%
Utilization rate	81%	87%		(6	) pts	81%	87%		(6	) pts
Capital expenditures	$6.9	$10.4	$(3.5)	(34)%		$17.6	$32.6	$(15.0)	(46)%

The Technology Solutions segment consists of CBTS, CBTS Canada Inc., CBTS Software LLC, and GramTel Inc.

Revenue

Revenue from telecom and IT equipment distribution represents the sale, installation and maintenance of major, branded IT and telephony equipment. Revenue decreased by $17.0 million in the second quarter of 2009 and $35.6 million for the six months ended June 30, 2009 as compared to the same periods a year ago, primarily due to lower telephony and IT equipment sales related to lower capital spending by business customers due to the decline in the economy.

Data center and managed services revenue consists of recurring collocation rents from customers residing in the Company’s data centers, managed VoIP solutions, and IT services that include network management, electronic data storage, disaster recovery, and data security management. Revenue increased $3.5 million for the second quarter of 2009 and $8.7 million for the six months ended June 30, 2009 as compared to the same periods a year ago, primarily due to increased billable data center space.

Form 10-Q Part I	Cincinnati Bell Inc.

Professional services revenue consists of long-term and short-term IT outsourcing and consulting engagements. Revenue for the three and six months ended June 30, 2009 increased by $1.4 million and $3.2 million, respectively, compared to the same periods in 2008. The Company continues to expand its team of recruiting and hiring personnel in order to focus on selling these outsourcing and consulting engagements.

Costs and Expenses

Cost of services and products decreased by $15.0 million in the second quarter of 2009 and $28.9 million for the six months ended June 30, 2009 as compared to the same periods in 2008. The decrease in the second quarter primarily resulted from a $15.3 million decrease in cost of goods sold related to lower telecom and equipment distribution revenue. The decrease for the six months ended June 30, 2009 was primarily due to a $31.3 million decrease in cost of goods sold related to lower telecom and equipment distribution revenue partially offset by higher payroll related costs due to growth in both data center and managed services and professional services revenues.

Selling, general and administrative expenses increased by $1.5 million and $2.7 million for the second quarter of 2009 and for the six months ended June 30, 2009, respectively, primarily due to an increase in payroll related costs to support the growing operations.

The increase in depreciation expense for the three and six months ended June 30, 2009 compared to the prior year periods was primarily due to capital expenditures associated with expanding data center capacity.

Financial Condition, Liquidity, and Capital Resources

As of June 30, 2009, the Company held $2.6 million in cash and cash equivalents. The Company’s primary sources of cash for the remainder of the year will be cash generated by operations and borrowings from the Corporate credit facility under which the Company had $153.3 million of availability at June 30, 2009. In June 2009, the Company amended its Corporate credit facility, which would have expired in February 2010. The amended Corporate credit facility has a $210 million revolving line of credit and expires in August 2012. The Company’s cash flows from operating activities totaled $403.9 million in 2008.

Uses of cash for the remainder of the year will include repayments and repurchases of debt and related interest, repurchases of common shares, dividends on preferred stock, capital expenditures, and working capital. In February 2008, the Company’s Board of Directors authorized the repurchase of the Company’s outstanding common stock in an amount up to $150 million during the next two years. As of June 30, 2009, the Company has repurchased $111.2 million of common stock, which leaves $38.8 million available to repurchase common stock under the stock buyback program.

The Company believes the cash generated by its operations and borrowings from its Corporate credit facility and Receivables Facility will be sufficient to fund its primary uses of cash through the end of the year.

The Corporate credit facility financial covenants require that the Company maintain certain leverage ratios, interest coverage, and fixed charge ratios. The facility also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make investments or merge with another company. If the Company were to violate any of its covenants and were unable to obtain a waiver, it would be considered a default. If the Company were in default under its credit facility, no additional borrowings under the credit facility would be available until the default was waived or cured. The Company believes it is in compliance and will remain in compliance with its Corporate credit facility covenants.

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

Form 10-Q Part I	Cincinnati Bell Inc.

Cash Flows

For the six months ended June 30, 2009, cash provided by operating activities totaled $170.5 million, a decrease of $17.4 million compared to the $187.9 million provided by operating activities during the same period in 2008. The decrease was primarily due to a customer prepayment of $21.5 million for data center services received in 2008. These decreases were partially offset by $10.5 million received in the first quarter of 2009 related to the termination of certain interest rate swaps.

Cash flow utilized for investing activities decreased $27.2 million to $96.6 million during the six months ended June 30, 2009 as compared to $123.8 million for the six months of 2008. In 2008, the Company paid $21.6 million related to the acquisition of businesses, $18.1 million of which related to the purchase of eGIX Inc. Capital expenditures were $9.0 million lower for the six months ended June 30, 2009 versus last year.

Cash flow used in financing activities for the six months ended June 30, 2009 was $78.0 million compared to $68.8 million during the same period in 2008. For the six months ended June 30, 2009, the Company repurchased $34.4 million of the Company’s common stock as part of its two-year $150 million common stock repurchase plan. Also, the Company paid $4.4 million of debt issuance costs to amend and extend the term of the Corporate credit facility in the second quarter of 2009. Borrowings under the Corporate credit and receivables facilities decreased $28.4 million in the six months ended June 30, 2009. During the six months ended June 30, 2008, the Company purchased and extinguished $41.6 million of 8 3/8% Subordinated Notes and repurchased $47.0 million of the Company’s common stock as part of its two-year $150 million common stock repurchase plan. In addition, borrowings under the Corporate credit facility increased by $31.0 million. For the six months ended June 30, 2009, the Company paid preferred stock dividends of $5.2 million compared to $7.8 million in the prior year period. The 2008 preferred stock dividend payments were higher due to payment timing.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company attempts to maintain an optimal balance of fixed rate and variable rate indebtedness in order to attain low overall borrowing costs over time while mitigating exposure to interest rate fluctuations. The Company uses derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. In 2004 and 2005, the Company entered into long-term interest rate swaps with notional amounts totaling $450 million to change the fixed rate nature of a portion of the 7% Senior Notes and the 8 3/8% Subordinated Notes to floating rate debt. These long-term interest rate swaps qualify for fair value hedge accounting. In December 2008 and early 2009, certain counterparties exercised their right to call $250 million of the notional amount of long-term interest rate swaps for the 8 3/8% Subordinated Notes. As of June 30, 2009 and December 31, 2008, the fair value of these interest rate swap contracts was an asset of $8.4 million and $22.4 million, respectively, for which the Company’s underlying hedged debt is adjusted by the same corresponding value in accordance with SFAS No. 133.

In both May 2008 and July 2008, the Company entered into six-month interest rate swap contracts with notional amounts totaling $450 million each, which effectively fixed the floating interest rates for the second half of 2008 and first half of 2009 on the long-term interest rate swaps. The Company did not designate these swaps as hedging instruments under SFAS No. 133, which results in the change in the fair value of these instruments being recognized in “Other income, net” in the Condensed Consolidated Statements of Operations during each period. At June 30, 2009 and December 31, 2008, the fair value of these interest rate swap contracts was a liability of $3.8 million and $3.6 million, respectively.

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

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2009, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Form 10-Q Part II	Cincinnati Bell Inc.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Other than the following, the Company believes there have been no other changes to its risk factors provided in its 2008 Annual Report on Form 10-K:

A health pandemic could severely affect the Company’s operations.

As a result of any health pandemic, such as the H1N1 influenza virus, the Company could potentially experience a significant disruption in its operations due to staffing shortages as well as disruption of services and products provided by third-party providers. Any significant disruption in its operations could have a material adverse impact on the Company’s business, financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2009, the Company had no unregistered sales of equity securities.

The following table provides information regarding the Company’s purchases of its common stock for the quarter ended June 30, 2009:

	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs **	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) **
4/1/2009-4/30/2009	1,804,982	$2.60	1,803,462	$47.1
5/1/2009-5/31/2009	1,469,200	2.70	1,469,200	43.1
6/1/2009-6/30/2009	1,516,550	2.88	1,516,550	38.8

	4,790,732	$2.72	4,789,212

*	The period 4/1/2009 – 4/30/2009 includes 1,520 shares purchased at market value for certain deferred compensation plans.

**	In February 2008, the Company’s Board of Directors approved the repurchase of the Company’s outstanding common stock in an amount up to $150 million during 2008 and 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Information is incorporated herein by reference to Part II, Item 4, of the Company’s Form 10-Q for the quarterly period ended March 31, 2009.

Item 5.	Other Information

None.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 6.	Exhibits

(a)	Exhibits.

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION
(10.1)	Fourth Amendment to Receivables Purchase Agreement, dated as of June 8, 2009, to the receivables purchase agreement, dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Purchaser and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator for each Purchaser Group. (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 8, 2009, File No. 1-8519).

(10.2)	Fifth Amendment to Receivables Purchase Agreement, dated as of July 1, 2009, to the Receivables Purchase Agreement, dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Purchaser and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator for each Purchaser Group. (Exhibit 99.1 to Current Report on Form 8-K, date of Report July 1, 2009, File No. 1-8519).

(10.3)	Joinder and Second Amendment dated as of July 1, 2009 among eVolve Business Solutions LLC as a New Originator, the Originators identified therein, Cincinnati Bell Funding LLC, and Cincinnati Bell Inc. to Purchase and Sale Agreement dated as of March 23, 2007 among the Originators identified therein, Cincinnati Bell Funding LLC, and Cincinnati Bell Inc. (Exhibit 99.2 to Current Report on Form 8-K, date of Report July 1, 2009, File No. 1-8519).

(10.4)	The Fourth Amendment to Credit Agreement, dated as of June 25, 2009, among Cincinnati Bell Inc., as Borrower, the Guarantors signatories thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and an L/C Issuer, and PNC Bank, National Association, as Swingline Lender and an L/C Issuer. (Exhibit 10.1 to Current Report on Form 8-K, date of Report June 25, 2009, File No. 1-8519).

(10.5)	Amended and Restated Credit Agreement, dated as of June 25, 2009, among Cincinnati Bell Inc., as Borrower, the Guarantors signatories thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and an L/C Issuer, and PNC Bank, National Association, as Swingline Lender and an L/C Issuer. (Exhibit 10.2 to Current Report on Form 8-K, date of Report June 25, 2009, File No. 1-8519).

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

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

Cincinnati Bell Inc.

Date: August 5, 2009	/s/ Gary Wojtaszek
Gary Wojtaszek
Chief Financial Officer

Date: August 5, 2009	/s/ Kurt Freyberger
Kurt Freyberger
Vice President and Controller