Form 10-Q
period 2009-09-30
CINCINNATI BELL INC
filed 2009-11-06
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 30, 2009, there were 202,977,035 common shares outstanding and 155,250 shares of 6 3/4% Cumulative Convertible Preferred Stock outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Services	$291.3	$301.8	$878.7	$899.0
Products	46.4	44.7	112.1	147.2

Total revenue	337.7	346.5	990.8	1,046.2

Costs and expenses
Cost of services, excluding items below	102.0	108.8	304.9	321.6
Cost of products sold, excluding items below	50.9	46.0	126.1	152.0
Selling, general and administrative	64.7	71.5	209.4	213.8
Depreciation	40.2	37.6	118.9	110.1
Amortization	1.0	1.1	3.1	3.6
Restructuring charges (gains)	0.9	1.7	(5.5)	27.1
Loss on sale of asset and asset impairment	4.8	—	4.8	1.2

Total operating costs and expenses	264.5	266.7	761.7	829.4

Operating income	73.2	79.8	229.1	216.8
Interest expense	31.5	35.0	94.6	106.1
Other income, net	(7.7)	(1.0)	(7.4)	(2.4)

Income before income taxes	49.4	45.8	141.9	113.1
Income tax expense	21.7	19.2	59.1	48.0

Net income	27.7	26.6	82.8	65.1
Preferred stock dividends	2.6	2.6	7.8	7.8

Net income applicable to common shareowners	$25.1	$24.0	$75.0	$57.3

Basic earnings per common share	$0.12	$0.10	$0.35	$0.24

Diluted earnings per common share	$0.12	$0.10	$0.34	$0.23

Weighted average common shares outstanding (in millions)
Basic	209.0	233.7	215.7	240.6
Diluted	213.2	239.2	218.1	247.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$37.5	$6.7
Receivables, less allowances of $16.5 and $18.0	153.4	164.9
Inventory, materials and supplies	30.6	28.9
Deferred income taxes, net	86.1	96.8
Prepaid expenses and other current assets	11.4	23.8

Total current assets	319.0	321.1
Property, plant and equipment, net	1,086.7	1,044.3
Goodwill	71.9	71.8
Intangible assets, net	112.4	126.0
Deferred income taxes, net	377.5	466.2
Other noncurrent assets	43.7	57.3

Total assets	$2,011.2	$2,086.7

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$12.1	$10.2
Accounts payable	115.4	110.8
Unearned revenue and customer deposits	43.6	44.5
Accrued taxes	13.9	17.7
Accrued interest	24.8	45.9
Accrued payroll and benefits	50.7	49.7
Other current liabilities	36.5	45.0

Total current liabilities	297.0	323.8
Long-term debt, less current portion	1,932.2	1,950.5
Pension and postretirement benefit obligations	311.9	434.6
Other noncurrent liabilities	84.1	87.1

Total liabilities	2,625.2	2,796.0

Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2009 and December 31, 2008; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 205,152,557 and 228,496,896 shares issued; 204,497,810 and 227,881,835 outstanding at September 30, 2009 and December 31, 2008	2.1	2.3
Additional paid-in capital	2,633.3	2,695.3
Accumulated deficit	(3,273.7)	(3,356.5)
Accumulated other comprehensive loss	(102.5)	(177.1)
Common shares in treasury, at cost: 654,747 and 615,061 shares at September 30, 2009 and December 31, 2008	(2.6)	(2.7)

Total shareowners’ deficit	(614.0)	(709.3)

Total liabilities and shareowners’ deficit	$2,011.2	$2,086.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$82.8	$65.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	118.9	110.1
Amortization	3.1	3.6
Gain on extinguishment of debt	(7.4)	(2.2)
Loss on sale of asset and asset impairment	4.8	1.2
Provision for loss on receivables	16.7	13.9
Noncash interest expense	3.0	3.7
Deferred income tax expense, including valuation allowance change	56.2	46.2
Pension and other postretirement expense in excess of (less than) payments	(4.8)	53.1
Other, net	4.4	2.6

Changes in operating assets and liabilities, net of effects of acquisitions
Increase in receivables	(5.0)	(12.7)
Decrease (increase) in inventory, materials, supplies, prepaids and other current assets	10.1	(1.4)
Decrease in accounts payable	(3.0)	(1.8)
Decrease in accrued and other current liabilities	(37.1)	(22.6)
Decrease in other long-term assets	7.4	2.0
Increase in other long-term liabilities	0.2	5.5

Net cash provided by operating activities	250.3	266.3

Cash flows from investing activities
Capital expenditures	(141.7)	(158.7)
Acquisitions of businesses	(3.4)	(21.6)
Proceeds from sales of wireless spectrum	5.8	—
Other, net	0.8	1.0

Net cash used in investing activities	(138.5)	(179.3)

Cash flows from financing activities
Increase in receivables facility, net	10.9	3.0
Increase in corporate credit facility, net	12.7	25.0
Repayment of debt	(32.4)	(57.4)
Debt issuance costs	(4.4)	—
Preferred stock dividends	(7.8)	(7.8)
Common stock repurchase	(59.4)	(67.5)
Other, net	(0.6)	(0.4)

Net cash used in financing activities	(81.0)	(105.1)

Net increase (decrease) in cash and cash equivalents	30.8	(18.1)
Cash and cash equivalents at beginning of year	6.7	26.1

Cash and cash equivalents at end of period	$37.5	$8.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

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

Basis of Presentation — The Condensed Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for each period presented. The Company has evaluated subsequent events through November 6, 2009.

The adjustments referred to above are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.

The Condensed Consolidated Balance Sheet as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results expected in the subsequent quarter or for the year ending December 31, 2009.

Recently Issued Accounting Standards — In December 2008, new accounting guidance was issued concerning disclosures about the assumptions and risks used to compute the fair value of pension and postretirement benefit plan assets. The guidance becomes effective for fiscal years ending after December 15, 2009. Early adoption is permitted. As this guidance relates to disclosure only, it will not have a financial impact on the Company.

In June 2009, new accounting guidance on accounting for transfers of financial assets was issued. The guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures that will provide greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. Such guidance is effective for fiscal years beginning after November 15, 2009. The Company has not yet assessed the impact of this guidance on the Company’s financial statements.

In September 2009, new accounting guidance related to revenue arrangements with multiple deliverables was issued. The guidance addresses the unit of accounting for arrangements involving multiple deliverables, how arrangement consideration should be allocated to the separate units of accounting and eliminates the criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered item to be considered a separate unit of accounting. Such guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not yet assessed the impact of this guidance on the Company’s financial statements.

In September 2009, new accounting guidance was issued regarding tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. Such guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not yet assessed the impact of this guidance on the Company’s financial statements.

In September 2009, new accounting guidance on measuring fair value of certain alternative investments was issued. The guidance offers investors a practical expedient for measuring the fair value of investments that calculate net asset value per share. Such guidance is effective for the first reporting period, including interim periods, ending after December 15, 2009. Early adoption is permitted. The Company has not yet assessed the impact of this guidance on the Company’s financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

2.	Earnings Per Common Share

Basic earnings per common share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised or converted to common stock but only to the extent that they are considered dilutive to the Company’s earnings. The impact from adopting new accounting guidance related to participating securities in 2009 on the calculations of basic and diluted EPS was immaterial. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2009	2008	2009	2008
Numerator:
Net income	$27.7	$26.6	$82.8	$65.1
Preferred stock dividends	2.6	2.6	7.8	7.8

Numerator for basic and diluted EPS	$25.1	$24.0	$75.0	$57.3

Denominator:
Denominator for basic EPS—weighted average common shares outstanding	209.0	233.7	215.7	240.6
Warrants	1.2	3.7	0.4	4.6
Stock-based compensation arrangements	3.0	1.8	2.0	1.8

Denominator for diluted EPS	213.2	239.2	218.1	247.0

Basic earnings per common share	$0.12	$0.10	$0.35	$0.24

Diluted earnings per common share	$0.12	$0.10	$0.34	$0.23

Potentially issuable common shares excluded from denominator for diluted EPS due to anti-dilutive effect	41.0	40.0	43.1	39.1

3.	Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2009	2008	2009	2008
Net income	$27.7	$26.6	$82.8	$65.1
Amortization and remeasurement of pension and postretirement liabilities, net of taxes	7.2	1.2	74.6	15.1

Comprehensive income	$34.9	$27.8	$157.4	$80.2

Form 10-Q Part I	Cincinnati Bell Inc.

4.	Debt

The Company’s debt consists of the following:

(dollars in millions)	September 30, 2009	December 31, 2008
Current portion of long-term debt:
Credit facility, Tranche B Term Loan	$2.1	$2.1
Capital lease obligations and other debt	10.0	8.1

Current portion of long-term debt	12.1	10.2

Long-term debt, less current portion:
Credit facility, revolver	85.7	73.0
Credit facility, Tranche B Term Loan	203.3	204.9
7 1/4% Senior Notes due 2013	439.9	439.9
8 3/8% Senior Subordinated Notes due 2014*	570.4	572.7
7% Senior Notes due 2015*	252.5	257.2
7 1/4% Senior Notes due 2023	40.0	50.0
Receivables Facility	85.9	75.0
Various Cincinnati Bell Telephone notes	207.5	230.0
Capital lease obligations and other debt	46.7	47.5

	1,931.9	1,950.2
Net unamortized premiums	0.3	0.3

Long-term debt, less current portion	1,932.2	1,950.5

Total debt	$1,944.3	$1,960.7

*	The face amount of these notes has been adjusted for the fair value of interest rate swaps classified as fair value derivatives at December 31, 2008 and for the unamortized called amounts received on terminated interest rate swaps at September 30, 2009.

In the third quarter of 2009, the Company extinguished and retired $10.0 million of 7 1/4% Senior Notes due 2023 and $22.5 million of Cincinnati Bell Telephone notes at an average discount of 24%, which resulted in a gain on extinguishment of debt of $7.7 million. This gain is included in “Other income, net” on the Condensed Consolidated Statements of Operations.

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

As of September 30, 2009, the Company had $85.7 million outstanding borrowings under its revolving credit facility, and had outstanding letters of credit totaling $26.1 million, leaving $98.2 million in additional borrowing availability under its Corporate credit facility.

Form 10-Q Part I	Cincinnati Bell Inc.

In March 2007, the Company and certain subsidiaries entered into an accounts receivable securitization facility (“Receivables Facility”), which permitted borrowings of up to $80 million. Under the Receivables Facility, certain subsidiaries sell their respective trade receivables on a continuous basis to CB Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and as such are not available to creditors of other subsidiaries or the parent company. In March 2009, the Company expanded the Receivables Facility to include an additional subsidiary, Cincinnati Bell Technology Solutions Inc. (“CBTS”), and increased the maximum potential borrowing amount to $115 million, depending on the level of eligible receivables and other factors. In July 2009, the Company amended the Receivables Facility to include a new subsidiary, eVolve Business Solutions LLC. At September 30, 2009, the Company had $85.9 million of borrowings outstanding under the Receivables Facility, which was the maximum borrowing permitted at that date. The Receivables Facility is subject to bank renewals in the first quarter of each year, and in any event expires in March 2012. In the event the Receivables Facility is not renewed, the Company believes it would be able to refinance the borrowings under the Corporate revolving credit facility.

Subsequent Event

In October 2009, the Company issued $500 million of 8 1/4% Senior Notes due 2017 (“8 1/4% Senior Notes”). The net proceeds of approximately $482 million after debt issuance costs will be used to redeem the outstanding 7 1/4% Senior Notes due 2013 of $439.9 million plus accrued and unpaid interest and related call premium, and for general corporate purposes including the repayment of other debt. The 8 1/4% Senior Notes are fixed rate bonds to maturity. As a result of redeeming the 7 1/4% Senior Notes due 2013, the Company expects to incur a loss on debt extinguishment of approximately $18 million, which consists of the call premium and write-off of debt issuance costs.

Interest on the 8 1/4% Senior Notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2010. The 8 1/4% Senior Notes are unsecured senior obligations ranking equally with all existing and future senior debt and ranking senior to all existing and future subordinated indebtedness. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate credit facility is also a guarantor of the 8 1/4% Senior Notes on an unsecured senior basis, with certain immaterial exceptions. The indenture governing the 8 1/4% Senior Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 1/4% Senior Notes provides for customary events of default, including a cross-default provision for nonpayment at final maturity or acceleration due to a default of any other existing debt instrument that exceeds $35 million.

The Company may redeem the 8 1/4% Senior Notes for a redemption price of 104.125%, 102.063%, and 100.000% after October 15, 2013, 2014, and 2015, respectively. At any time prior to October 15, 2013, the Company may redeem all or part of the 8 1/4% Senior Notes at a redemption price equal to the sum of (1) 100% of the principal, plus (2) the greater of (a) 1% of the face value of the 8 1/4% Senior Notes or (b) the excess over the principal amount of the sum of the present values of (i) 104.125% of the face value of the 8 1/4% Senior Notes, and (ii) interest due from the date of redemption to October 15, 2013, in each case discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rates plus one-half percent, plus (3) accrued and unpaid interest, if any, to the date of redemption. Prior to October 15, 2012, the Company may redeem up to a maximum of 35% of the aggregate principal amount of the 8 1/4% Senior Notes with the net cash proceeds of one or more equity offerings by the Company, at a redemption price equal to 108.250% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date.

Form 10-Q Part I	Cincinnati Bell Inc.

5.	Financial Instruments and Fair Value

The following is the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value of financial instruments:

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

At September 30, 2009, the Company had no financial instruments that are required to be measured at fair value. At December 31, 2008, the fair value of the Company’s financial instruments that are required to be measured at fair value on a recurring basis were as follows:

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

In 2004 and 2005, the Company entered into long-term interest rate swaps with notional amounts totaling $450 million to change the fixed rate nature of a portion of the 7% Senior Notes due 2015 (“7% Senior Notes”) and the 8 3/8% Senior Subordinated Notes due 2014 (“8 3/8% Subordinated Notes”) to floating rate debt (“long-term interest rate swaps”). These long-term interest rate swaps qualified for fair value hedge accounting. In December 2008 and early 2009, certain counterparties exercised their right to call $250 million of the notional amount of long-term interest rate swaps for the 8 3/8% Subordinated Notes, for which the Company received $10.5 million in the first quarter of 2009 upon termination of the swaps. In the third quarter of 2009, the Company terminated the remaining long-term interest rate swaps and received $6.5 million. These amounts received are being amortized as a reduction to interest expense over the terms of the 8 3/8% Subordinated Notes and 7% Senior Notes.

In both May and July 2008, the Company entered into six-month interest rate swap contracts with notional amounts totaling $450 million each, which effectively fixed the floating interest rates for the second half of 2008 and the first half of 2009 on the long-term interest rate swaps. The Company did not designate these swaps as hedging instruments, which resulted in the change in the fair value of these instruments being recognized to earnings during each period that these instruments were outstanding.

The table below provides the fair values of the Company’s derivative instruments:

	Assets (Liabilities)
(dollars in millions)	September 30, 2009	December 31, 2008
Derivatives designated as fair value hedges
Interest rate swaps	$—	$22.4
Derivatives not designated as fair value hedges
Interest rate swaps	—	(3.6)

Form 10-Q Part I	Cincinnati Bell Inc.

At December 31, 2008, a derivative asset of $8.4 million for the called swaps was included in “Prepaid expenses and other current assets” and a $14.0 million derivative asset on the remaining long-term interest rate swaps was included in “Other noncurrent assets” in the Condensed Consolidated Balance Sheet. The liability recognized for the derivatives not designated as fair value hedges was included in “Other current liabilities” in the Condensed Consolidated Balance Sheet as of December 31, 2008.

The table below provides the amount of gains recognized in income for the Company’s derivative instruments:

	Gain recognized for Nine Months ended
(dollars in millions)	September 30, 2009	September 30, 2008
Derivatives designated as fair value hedges
Interest rate swaps	$4.0	$3.4
Derivatives not designated as fair value hedges
Interest rate swaps	—	0.1

Realized gains and losses from the long-term interest rate swaps are recognized as an adjustment to “Interest expense” in the Condensed Consolidated Statement of Operations. The realized and unrealized gains and losses for the interest rate swaps not designated as hedging instruments are included in “Other income, net” in the Condensed Consolidated Statement of Operations.

The carrying value of the Company’s financial instruments does not materially differ from the estimated fair values as of September 30, 2009 and December 31, 2008 except for the Company’s debt. The carrying amounts of debt, excluding capital leases and unamortized premiums, at September 30, 2009 and December 31, 2008 were $1,888.6 million and $1,906.1 million, respectively. The estimated fair values at September 30, 2009 and December 31, 2008 were $1,803 million and $1,523 million, respectively. These fair values were estimated based on closing market prices of the Company’s debt and of similar liabilities.

6.	Restructuring Charges

2009 Restructuring

In 2009, the Company announced significant changes to its pension and postretirement plans. This resulted in a curtailment gain of $7.6 million, which is included in “Restructuring charges (gains)” in the Condensed Consolidated Statement of Operations. See Note 7 for further information.

Prior Years’ Restructurings

Restructuring reserve (dollars in millions):	Balance December 31, 2008	Expense	Utilizations	Balance March 31, 2009	Expense	Utilizations	Balance June 30, 2009	Income	Utilizations	Balance September 30, 2009
2007-2008 plan	$8.0	$—	$(0.5)	$7.5	$—	$(2.3)	$5.2	$—	$(1.3)	$3.9
2001 plan	5.1	0.1	(0.3)	4.9	0.1	(0.3)	4.7	(0.1)	(0.2)	4.4

2007-2008 Restructuring

In the fourth quarter of 2007, the Company announced a restructuring plan to reduce costs and increase operational efficiencies. As a result, the Company incurred restructuring charges totaling $37.5 million for the three months ended December 31, 2007, which consisted of $22.9 million of employee separation benefits, $8.2 million of special termination pension and postretirement benefits and a curtailment charge of $6.4 million. For the nine months ended September 30, 2008, the Company recorded an additional charge of $26.9 million, which consisted of $25.6 million of special termination benefits and a $15.5 million curtailment charge, offset by a $14.2 million reduction in the employee separation benefits. A further discussion of the charges follows:

Employee separation benefits — In 2007, the Company determined a need to reduce its headcount over the next five years to conform its Wireline operations to the decreased access lines being served by the Company and, as a result, recorded severance liabilities of $22.9 million. In the first quarter of 2008, 284 union employees accepted an early retirement, which included special termination pension benefits discussed below. These early retirements reduced the need for the severance liability by $14.2 million.

Form 10-Q Part I	Cincinnati Bell Inc.

Special termination benefits — The Company offered and, by December 31, 2007, 105 management employees accepted early retirements, with special termination pension benefits totaling $12 million, of which $8.2 million had been earned and accrued at December 31, 2007. The Company offered and, by March 31, 2008, 284 union employees accepted early retirements, with special termination pension benefits totaling $25 million, of which $22.1 million had been earned and was accrued at March 31, 2008. Remaining special termination benefits for both union and management employees were subject to future service requirements as determined by the Company and were amortized to expense over the future service period. The Company recognized $3.5 million of these amortized costs in the first nine months of 2008 and $2.0 million in the first nine months of 2009.

Pension and postretirement curtailment charges — Union terminations contemplated above represented approximately 11% of the plan future service years for both the pension and postretirement plans, resulting in a curtailment charge of $15.5 million for the pension and postretirement plans in the first quarter of 2008.

At September 30, 2009 and December 31, 2008, $1.0 million and $1.5 million of the restructuring reserve was included in “Other current liabilities” and $2.9 million and $6.5 million was included in “Other noncurrent liabilities,” respectively, in the Condensed Consolidated Balance Sheets. The special termination benefits and curtailment charges are included in “Accrued pension and postretirement benefits” in the Condensed Consolidated Balance Sheet at September 30, 2009. For further information related to the special termination benefits and curtailments discussed above, see Note 7.

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

At September 30, 2009 and December 31, 2008, $0.7 million and $1.0 million, respectively, of the reserve balance was included in “Other current liabilities” in the Condensed Consolidated Balance Sheets. The reserve included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets was $3.7 million and $4.1 million at September 30, 2009 and December 31, 2008, respectively.

7.	Pension and Postretirement Plans

In 2009, the Company announced significant changes to its management pension plan and its postretirement plans. The Company announced that it will freeze pension benefits for certain management employees below 50 years of age and provide a 10-year transition period for those employees over the age of 50 after which the pension benefits will be frozen. Additionally, the Company announced it will phase out the retiree healthcare plans for all management employees and certain retirees in 10 years.

The significant changes announced caused a 90% decrease in the expected future service years for active participants in the management pension plan, which triggered a plan curtailment. The curtailment gain of $7.6 million consisted of the acceleration of unrecognized prior service benefits. In addition, the Company determined that the significant changes to the postretirement plan benefits required remeasurement of these plans in 2009. The Company remeasured its management pension plan and its postretirement plans, using revised assumptions, including modified retiree benefit payment assumptions, revised discount rates and updated plan asset information. Discount rates used for the remeasurements were 6.5% for the management pension plan and 6.3% for the postretirement plans. Additionally, the Company determined that these benefit changes result in substantially all of the remaining participants in the management postretirement plan to be either fully eligible for benefits or retired. As such, the unrecognized prior service gain and unrecognized actuarial gains are amortized over the average life expectancy of the participants rather than the shorter service periods previously used. As a result of the remeasurement, the Company’s pension and postretirement obligations were reduced by approximately $124 million, deferred tax assets were reduced for the related tax effect by $45 million, and equity was increased by $79 million.

In 2008, as a result of the acceptance of special termination benefits by certain retirement eligible union employees (see Note 6), the Company determined that a curtailment charge associated with its union pension and postretirement plans was required due to the significant decrease in the expected future service years. The curtailment charge for the union pension plan and the union postretirement plan for the nine months ended September 30, 2008, consisted of both an increase in the benefit obligation of $2.2 million and $12.5 million and the acceleration of unrecognized prior service cost of $0.9 million and a benefit of $0.1 million, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

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

Pension and postretirement benefit costs are as follows:

	Pension Benefits		Postretirement and Other Benefits
	Three Months Ended September 30,
(dollars in millions)	2009	2008	2009	2008
Service cost	$1.4	$2.2	$—	$0.4
Interest cost on projected benefit obligation	7.2	7.3	2.4	4.5
Expected return on plan assets	(6.5)	(8.7)	(0.3)	(0.4)
Amortization of:
Transition obligation	—	—	—	0.3
Prior service cost (benefit)	0.2	0.1	(3.8)	—
Actuarial loss	2.1	0.7	1.3	0.8
Special termination benefit	0.9	1.3	0.1	0.2

	$5.3	$2.9	$(0.3)	$5.8

	Pension Benefits		Postretirement and Other Benefits
	Nine Months Ended September 30,
(dollars in millions)	2009	2008	2009	2008
Service cost	$4.4	$6.7	$0.3	$1.4
Interest cost on projected benefit obligation	21.7	21.5	8.2	13.8
Expected return on plan assets	(19.5)	(26.2)	(0.7)	(1.4)
Amortization of:
Transition obligation	—	—	0.1	1.6
Prior service cost (benefit)	0.5	0.4	(8.8)	0.4
Actuarial loss	6.5	2.1	3.4	2.7
Special termination benefit	1.7	25.0	0.3	0.6
Curtailment (gain) charge	(7.6)	3.1	—	12.4

	$7.7	$32.6	$2.8	$31.5

Form 10-Q Part I	Cincinnati Bell Inc.

8.	Business Segment Information

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

During the three months ended September 30, 2009, the Wireless segment sold its wireless spectrum for the Indianapolis, Indiana region for $5.8 million. The loss on the sale of the spectrum of $4.8 million is included in “Loss on sale of asset and asset impairment” in the Condensed Consolidated Statement of Operations.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.

The Company’s business segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2009	2008	2009	2008
Revenue
Wireline	$190.9	$200.6	$580.2	$605.7
Wireless	77.7	80.8	230.5	237.6
Technology Solutions	78.4	73.3	207.9	226.5
Intersegment	(9.3)	(8.2)	(27.8)	(23.6)

Total revenue	$337.7	$346.5	$990.8	$1,046.2

Intersegment revenue
Wireline	$6.4	$6.6	$19.0	$18.9
Wireless	0.8	0.8	2.5	2.4
Technology Solutions	2.1	0.8	6.3	2.3

Total intersegment revenue	$9.3	$8.2	$27.8	$23.6

Operating income
Wireline	$65.5	$65.6	$207.7	$182.5
Wireless	4.4	11.7	23.7	36.3
Technology Solutions	6.7	5.8	14.4	13.3
Corporate	(3.4)	(3.3)	(16.7)	(15.3)

Total operating income	$73.2	$79.8	$229.1	$216.8

	September 30, 2009	December 31, 2008
Assets
Wireline	$721.5	$694.3
Wireless	345.3	377.2
Technology Solutions	291.0	328.8
Corporate and eliminations	653.4	686.4

Total assets	$2,011.2	$2,086.7

Form 10-Q Part I	Cincinnati Bell Inc.

9.	Stock-Based Compensation Plans

In the second quarter of 2009, the Company’s shareholders amended the Cincinnati Bell Inc. 2007 Long Term Incentive Plan to increase the number of shares available for issuance by 10,000,000 common shares and to modify the limits on certain award types, including full value shares.

Stock options

The following table summarizes stock option activity for the nine months ended September 30, 2009:

(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Prices Per Share
Outstanding at January 1, 2009	22,770	$9.34
Granted	1,918	1.47
Forfeited/expired	(4,300)	16.08

Outstanding at September 30, 2009	20,388	$7.17

Vested and expected to vest at September 30, 2009	20,253	$7.21

Exercisable at September 30, 2009	14,403	$9.23

During the nine months ended September 30, 2009, the Company granted stock options which vest over three years. The Company recognized compensation expense of $0.7 million related to stock options for the three months ended September 30, 2009, $3.3 million for the nine months ended September 30, 2009, $0.4 million for the three months ended September 30, 2008 and $1.2 million for the nine months ended September 30, 2008. As of September 30, 2009, there was $1.9 million of unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of approximately two years. At September 30, 2009, the aggregate intrinsic value of stock options outstanding was approximately $8.8 million.

The weighted-average fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2009	2008
Expected volatility	41.7%	30.7%
Risk-free interest rate	2.1%	2.9%
Expected holding period - years	5	5
Expected dividends	0.0%	0.0%
Weighted-average grant date fair value	$1.45	$1.23

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

Form 10-Q Part I	Cincinnati Bell Inc.

Performance-based awards

The following table summarizes performance-based award activity for the nine months ended September 30, 2009:

(in thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2009	2,307	$4.20
Granted*	1,786	2.77
Vested	(838)	4.16
Forfeited	(48)	3.33

Non-vested at September 30, 2009	3,207	$3.42

*	Assumes the maximum number of awards that can be earned if the performance conditions are achieved.

Awards granted generally vest over three years and upon the achievement of certain performance-based objectives. The Company recognized expense for performance-based awards of $0.7 million for the three months ended September 30, 2009, $2.4 million for the nine months ended September 30, 2009, $0.8 million for the three months ended September 30, 2008 and $3.4 million for the nine months ended September 30, 2008. As of September 30, 2009, there was $1.7 million of unrecognized compensation expense related to performance-based awards. This expense is expected to be recognized over a weighted-average period of approximately one year.

Time-based restricted awards

The following table summarizes time-based restricted award activity for the nine months ended September 30, 2009:

(in thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2009	303	$4.82
Granted	101	2.77
Vested	(16)	4.70
Forfeited	(21)	4.86

Non-vested at September 30, 2009	367	$4.26

Awards granted generally vest in one-third increments over a period of three years. The Company recognized expense related to time-based restricted awards of $0.2 million for the three months ended September 30, 2009, $0.6 million for the nine months ended September 30, 2009, $0.2 million for the three months ended September 30, 2008 and $0.5 million for the nine months ended September 30, 2008. As of September 30, 2009, there was $0.8 million of unrecognized compensation expense related to these shares. This expense is expected to be recognized over a weighted-average period of approximately one year.

Form 10-Q Part I	Cincinnati Bell Inc.

10.	Supplemental Guarantor Information

Cincinnati Bell Telephone Notes

Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company” or “CBI”), has $207.5 million in notes outstanding at September 30, 2009 that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three and nine months ended September 30, 2009 and 2008 and Condensed Consolidating Balance Sheets as of September 30, 2009 and December 31, 2008 of (1) the Parent Company, as the guarantor (2) Cincinnati Bell Telephone Company LLC, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2009
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$169.9	$182.0	$(14.2)	$337.7
Operating costs and expenses	3.5	107.4	167.8	(14.2)	264.5

Operating income (loss)	(3.5)	62.5	14.2	—	73.2
Interest expense	26.7	3.5	3.7	(2.4)	31.5
Other income, net	(4.9)	(3.9)	(1.3)	2.4	(7.7)

Income (loss) before income taxes	(25.3)	62.9	11.8	—	49.4
Income tax expense (benefit)	(2.2)	21.2	2.7	—	21.7
Equity in earnings of subsidiaries, net of tax	50.8	—	—	(50.8)	—

Net income	27.7	41.7	9.1	(50.8)	27.7
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$25.1	$41.7	$9.1	$(50.8)	$25.1

	Three Months Ended September 30, 2008
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$178.4	$180.9	$(12.8)	$346.5
Operating costs and expenses	3.5	119.6	156.4	(12.8)	266.7

Operating income (loss)	(3.5)	58.8	24.5	—	79.8
Interest expense	29.4	3.8	6.8	(5.0)	35.0
Other expense (income), net	(6.1)	1.8	(1.7)	5.0	(1.0)

Income (loss) before income taxes	(26.8)	53.2	19.4	—	45.8
Income tax expense (benefit)	(10.3)	21.9	7.6	—	19.2
Equity in earnings of subsidiaries, net of tax	43.1	—	—	(43.1)	—

Net income	26.6	31.3	11.8	(43.1)	26.6
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$24.0	$31.3	$11.8	$(43.1)	$24.0

Form 10-Q Part I	Cincinnati Bell Inc.

	Nine Months Ended September 30, 2009
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$517.4	$515.6	$(42.2)	$990.8
Operating costs and expenses	16.2	321.1	466.6	(42.2)	761.7

Operating income (loss)	(16.2)	196.3	49.0	—	229.1
Interest expense	79.4	10.8	13.3	(8.9)	94.6
Other income, net	(11.7)	(1.5)	(3.1)	8.9	(7.4)

Income (loss) before income taxes	(83.9)	187.0	38.8	—	141.9
Income tax expense (benefit)	(22.1)	64.2	17.0	—	59.1
Equity in earnings of subsidiaries, net of tax	144.6	—	—	(144.6)	—

Net income	82.8	122.8	21.8	(144.6)	82.8
Preferred stock dividends	7.8	—	—	—	7.8

Net income applicable to common shareowners	$75.0	$122.8	$21.8	$(144.6)	$75.0

	Nine Months Ended September 30, 2008
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$540.5	$543.1	$(37.4)	$1,046.2
Operating costs and expenses	14.9	377.2	474.7	(37.4)	829.4

Operating income (loss)	(14.9)	163.3	68.4	—	216.8
Interest expense	91.2	11.2	19.3	(15.6)	106.1
Other expense (income), net	(18.3)	5.6	(5.3)	15.6	(2.4)

Income (loss) before income taxes	(87.8)	146.5	54.4	—	113.1
Income tax expense (benefit)	(26.3)	54.2	20.1	—	48.0
Equity in earnings of subsidiaries, net of tax	126.6	—	—	(126.6)	—

Net income	65.1	92.3	34.3	(126.6)	65.1
Preferred stock dividends	7.8	—	—	—	7.8

Net income applicable to common shareowners	$57.3	$92.3	$34.3	$(126.6)	$57.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of September 30, 2009
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$34.5	$2.0	$1.0	$—	$37.5
Receivables, net	—	—	153.4	—	153.4
Other current assets	31.7	27.0	71.7	(2.3)	128.1

Total current assets	66.2	29.0	226.1	(2.3)	319.0
Property, plant and equipment, net	0.8	626.9	459.0	—	1,086.7
Goodwill and intangibles, net	—	2.9	181.4	—	184.3
Investments in and advances to subsidiaries	1,016.8	—	—	(1,016.8)	—
Other noncurrent assets	288.2	13.0	202.0	(82.0)	421.2

Total assets	$1,372.0	$671.8	$1,068.5	$(1,101.1)	$2,011.2

Current portion of long-term debt	$2.1	$1.4	$8.6	$—	$12.1
Accounts payable	0.5	53.7	61.2	—	115.4
Other current liabilities	65.9	55.4	49.3	(1.1)	169.5

Total current liabilities	68.5	110.5	119.1	(1.1)	297.0
Long-term debt, less current portion	1,592.4	213.3	126.5	—	1,932.2
Other noncurrent liabilities	325.1	52.9	101.2	(83.2)	396.0
Intercompany payables	—	50.2	384.5	(434.7)	—

Total liabilities	1,986.0	426.9	731.3	(519.0)	2,625.2
Shareowners’ equity (deficit)	(614.0)	244.9	337.2	(582.1)	(614.0)

Total liabilities and shareowners’ equity (deficit)	$1,372.0	$671.8	$1,068.5	$(1,101.1)	$2,011.2

	As of December 31, 2008
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$4.5	$1.8	$0.4	$—	$6.7
Receivables, net	3.2	—	161.7	—	164.9
Other current assets	27.7	25.3	97.1	(0.6)	149.5

Total current assets	35.4	27.1	259.2	(0.6)	321.1
Property, plant and equipment, net	0.6	594.7	449.0	—	1,044.3
Goodwill and intangibles, net	—	3.0	194.8	—	197.8
Investments in and advances to subsidiaries	1,041.8	—	—	(1,041.8)	—
Other noncurrent assets	358.4	13.9	214.2	(63.0)	523.5

Total assets	$1,436.2	$638.7	$1,117.2	$(1,105.4)	$2,086.7

Current portion of long-term debt	$2.1	$0.7	$7.4	$—	$10.2
Accounts payable	0.1	37.8	72.9	—	110.8
Other current liabilities	99.6	54.9	48.3	—	202.8

Total current liabilities	101.8	93.4	128.6	—	323.8
Long-term debt, less current portion	1,598.4	235.0	117.1	—	1,950.5
Other noncurrent liabilities	445.3	46.5	93.5	(63.6)	521.7
Intercompany payables	—	22.5	447.9	(470.4)	—

Total liabilities	2,145.5	397.4	787.1	(534.0)	2,796.0
Shareowners’ equity (deficit)	(709.3)	241.3	330.1	(571.4)	(709.3)

Total liabilities and shareowners’ equity (deficit)	$1,436.2	$638.7	$1,117.2	$(1,105.4)	$2,086.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2009
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(72.5)	$206.3	$116.5	$—	$250.3

Capital expenditures	(0.4)	(96.4)	(44.9)	—	(141.7)
Acquisitions of businesses	—	(0.5)	(2.9)	—	(3.4)
Other investing activities	0.4	0.3	5.9	—	6.6

Cash flows used in investing activities	—	(96.6)	(41.9)	—	(138.5)

Funding between Parent and subsidiaries, net	171.4	(92.3)	(79.1)	—	—
Increase in corporate credit and receivables facilities, net	12.7	—	10.9	—	23.6
Repayment of debt	(9.4)	(17.2)	(5.8)	—	(32.4)
Common stock repurchase	(59.4)	—	—	—	(59.4)
Other financing activities	(12.8)	—	—	—	(12.8)

Cash flows provided by (used in) financing activities	102.5	(109.5)	(74.0)	—	(81.0)

Increase in cash and cash equivalents	30.0	0.2	0.6	—	30.8
Beginning cash and cash equivalents	4.5	1.8	0.4	—	6.7

Ending cash and cash equivalents	$34.5	$2.0	$1.0	$—	$37.5

	Nine Months Ended September 30, 2008
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(34.1)	$144.6	$155.8	$—	$266.3

Capital expenditures	(0.4)	(66.0)	(92.3)	—	(158.7)
Acquisitions of businesses	—	(2.3)	(19.3)	—	(21.6)
Other investing activities	0.1	0.3	0.6	—	1.0

Cash flows used in investing activities	(0.3)	(68.0)	(111.0)	—	(179.3)

Funding between Parent and subsidiaries, net	121.9	(77.4)	(44.5)	—	—
Increase in corporate credit and receivables facilities, net	25.0	—	3.0	—	28.0
Repayment of debt	(53.6)	(0.5)	(3.3)	—	(57.4)
Common stock repurchase	(67.5)	—	—	—	(67.5)
Other financing activities	(8.2)	—	—	—	(8.2)

Cash flows provided by (used in) financing activities	17.6	(77.9)	(44.8)	—	(105.1)

Decrease in cash and cash equivalents	(16.8)	(1.3)	—	—	(18.1)
Beginning cash and cash equivalents	23.6	1.9	0.6	—	26.1

Ending cash and cash equivalents	$6.8	$0.6	$0.6	$—	$8.0

Form 10-Q Part I	Cincinnati Bell Inc.

7 1/4% Senior Notes Due 2013, 7% Senior Notes Due 2015, and 8 3/8% Senior Subordinated Notes Due 2014

The Parent Company’s 7 1/4% Senior Notes due 2013, 7% Senior Notes due 2015, and 8 3/8% Senior Subordinated Notes due 2014 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless LLC, GramTel Inc., BRCOM Inc., CBTS, Cincinnati Bell Shared Services LLC, CBTS Software LLC, IXC Internet Services Inc. and eVolve Business Solutions LLC. The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three and nine months ended September 30, 2009 and 2008 and the Condensed Consolidating Balance Sheets as of September 30, 2009 and December 31, 2008 of (1) the Parent Company, as the issuer (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2009
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$194.4	$157.5	$(14.2)	$337.7
Operating costs and expenses	3.5	180.9	94.3	(14.2)	264.5

Operating income (loss)	(3.5)	13.5	63.2	—	73.2
Interest expense	26.7	2.4	4.8	(2.4)	31.5
Other expense (income), net	(4.9)	1.5	(6.7)	2.4	(7.7)

Income (loss) before income taxes	(25.3)	9.6	65.1	—	49.4
Income tax expense (benefit)	(2.2)	1.9	22.0	—	21.7
Equity in earnings of subsidiaries, net of tax	50.8	—	—	(50.8)	—

Net income	27.7	7.7	43.1	(50.8)	27.7
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$25.1	$7.7	$43.1	$(50.8)	$25.1

	Three Months Ended September 30, 2008
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$196.3	$163.0	$(12.8)	$346.5
Operating costs and expenses	3.5	171.9	104.1	(12.8)	266.7

Operating income (loss)	(3.5)	24.4	58.9	—	79.8
Interest expense	29.4	5.6	5.0	(5.0)	35.0
Other expense (income), net	(6.1)	(0.6)	0.7	5.0	(1.0)

Income (loss) before income taxes	(26.8)	19.4	53.2	—	45.8
Income tax expense (benefit)	(10.3)	7.2	22.3	—	19.2
Equity in earnings of subsidiaries, net of tax	43.1	—	—	(43.1)	—

Net income	26.6	12.2	30.9	(43.1)	26.6
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$24.0	$12.2	$30.9	$(43.1)	$24.0

Form 10-Q Part I	Cincinnati Bell Inc.

	Nine Months Ended September 30, 2009
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$553.1	$479.9	$(42.2)	$990.8
Operating costs and expenses	16.2	507.6	280.1	(42.2)	761.7

Operating income (loss)	(16.2)	45.5	199.8	—	229.1
Interest expense	79.4	8.9	15.2	(8.9)	94.6
Other expense (income), net	(11.7)	1.4	(6.0)	8.9	(7.4)

Income (loss) before income taxes	(83.9)	35.2	190.6	—	141.9
Income tax expense (benefit)	(22.1)	15.1	66.1	—	59.1
Equity in earnings of subsidiaries, net of tax	144.6	—	—	(144.6)	—

Net income	82.8	20.1	124.5	(144.6)	82.8
Preferred stock dividends	7.8	—	—	—	7.8

Net income applicable to common shareowners	$75.0	$20.1	$124.5	$(144.6)	$75.0

	Nine Months Ended September 30, 2008
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$583.1	$500.5	$(37.4)	$1,046.2
Operating costs and expenses	14.9	526.2	325.7	(37.4)	829.4

Operating income (loss)	(14.9)	56.9	174.8	—	216.8
Interest expense	91.2	15.6	14.9	(15.6)	106.1
Other expense (income), net	(18.3)	(0.1)	0.4	15.6	(2.4)

Income (loss) before income taxes	(87.8)	41.4	159.5	—	113.1
Income tax expense (benefit)	(26.3)	14.9	59.4	—	48.0
Equity in earnings of subsidiaries, net of tax	126.6	—	—	(126.6)	—

Net income	65.1	26.5	100.1	(126.6)	65.1
Preferred stock dividends	7.8	—	—	—	7.8

Net income applicable to common shareowners	$57.3	$26.5	$100.1	$(126.6)	$57.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of September 30, 2009
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$34.5	$0.9	$2.1	$—	$37.5
Receivables, net	—	1.2	152.2	—	153.4
Other current assets	31.7	68.0	30.7	(2.3)	128.1

Total current assets	66.2	70.1	185.0	(2.3)	319.0
Property, plant and equipment, net	0.8	459.0	626.9	—	1,086.7
Goodwill and intangibles, net	—	181.4	2.9	—	184.3
Investments in and advances to subsidiaries	1,016.8	—	—	(1,016.8)	—
Other noncurrent assets	288.2	204.1	10.9	(82.0)	421.2

Total assets	$1,372.0	$914.6	$825.7	$(1,101.1)	$2,011.2

Current portion of long-term debt	$2.1	$8.6	$1.4	$—	$12.1
Accounts payable	0.5	74.8	40.1	—	115.4
Other current liabilities	65.9	51.7	53.0	(1.1)	169.5

Total current liabilities	68.5	135.1	94.5	(1.1)	297.0
Long-term debt, less current portion	1,592.4	40.6	299.2	—	1,932.2
Other noncurrent liabilities	325.1	102.5	51.6	(83.2)	396.0
Intercompany payables	—	330.8	103.9	(434.7)	—

Total liabilities	1,986.0	609.0	549.2	(519.0)	2,625.2
Shareowners’ equity (deficit)	(614.0)	305.6	276.5	(582.1)	(614.0)

Total liabilities and shareowners’ equity (deficit)	$1,372.0	$914.6	$825.7	$(1,101.1)	$2,011.2

	As of December 31, 2008
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$4.5	$0.4	$1.8	$—	$6.7
Receivables, net	3.2	55.2	106.5	—	164.9
Other current assets	27.7	92.2	30.2	(0.6)	149.5

Total current assets	35.4	147.8	138.5	(0.6)	321.1
Property, plant and equipment, net	0.6	449.0	594.7	—	1,044.3
Goodwill and intangibles, net	—	194.8	3.0	—	197.8
Investments in and advances to subsidiaries	1,041.8	—	—	(1,041.8)	—
Other noncurrent assets	358.4	215.5	12.6	(63.0)	523.5

Total assets	$1,436.2	$1,007.1	$748.8	$(1,105.4)	$2,086.7

Current portion of long-term debt	$2.1	$7.4	$0.7	$—	$10.2
Accounts payable	0.1	81.9	28.8	—	110.8
Other current liabilities	99.6	50.4	52.8	—	202.8

Total current liabilities	101.8	139.7	82.3	—	323.8
Long-term debt, less current portion	1,598.4	42.1	310.0	—	1,950.5
Other noncurrent liabilities	445.3	94.1	45.9	(63.6)	521.7
Intercompany payables	—	429.1	41.3	(470.4)	—

Total liabilities	2,145.5	705.0	479.5	(534.0)	2,796.0
Shareowners’ equity (deficit)	(709.3)	302.1	269.3	(571.4)	(709.3)

Total liabilities and shareowners’ equity (deficit)	$1,436.2	$1,007.1	$748.8	$(1,105.4)	$2,086.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2009
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(72.5)	$163.2	$159.6	$—	$250.3

Capital expenditures	(0.4)	(44.9)	(96.4)	—	(141.7)
Acquisitions of businesses	—	(2.9)	(0.5)	—	(3.4)
Other investing activities	0.4	5.9	0.3	—	6.6

Cash flows used in investing activities	—	(41.9)	(96.6)	—	(138.5)

Funding between Parent and subsidiaries, net	171.4	(115.0)	(56.4)	—	—
Increase in corporate credit and receivables facilities, net	12.7	—	10.9	—	23.6
Repayment of debt	(9.4)	(5.8)	(17.2)	—	(32.4)
Common stock repurchase	(59.4)	—	—	—	(59.4)
Other financing activities	(12.8)	—	—	—	(12.8)

Cash flows provided by (used in) financing activities	102.5	(120.8)	(62.7)	—	(81.0)

Increase in cash and cash equivalents	30.0	0.5	0.3	—	30.8
Beginning cash and cash equivalents	4.5	0.4	1.8	—	6.7

Ending cash and cash equivalents	$34.5	$0.9	$2.1	$—	$37.5

	Nine Months Ended September 30, 2008
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(34.1)	$134.9	$165.5	$—	$266.3

Capital expenditures	(0.4)	(92.3)	(66.0)	—	(158.7)
Acquisitions of businesses	—	(19.3)	(2.3)	—	(21.6)
Other investing activities	0.1	0.6	0.3	—	1.0

Cash flows used in investing activities	(0.3)	(111.0)	(68.0)	—	(179.3)

Funding between Parent and subsidiaries, net	121.9	(20.8)	(101.1)	—	—
Increase in corporate credit and receivables facilities, net	25.0	—	3.0	—	28.0
Repayment of debt	(53.6)	(3.3)	(0.5)	—	(57.4)
Common stock repurchase	(67.5)	—	—	—	(67.5)
Other financing activities	(8.2)	—	—	—	(8.2)

Cash flows provided by (used in) financing activities	17.6	(24.1)	(98.6)	—	(105.1)

Decrease in cash and cash equivalents	(16.8)	(0.2)	(1.1)	—	(18.1)
Beginning cash and cash equivalents	23.6	0.8	1.7	—	26.1

Ending cash and cash equivalents	$6.8	$0.6	$0.6	$—	$8.0

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The financial results for the three and nine months ended September 30, 2009 and 2008 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations in this Quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for subsequent periods or the full year.

Consolidated Overview

Consolidated revenue totaled $337.7 million for the third quarter of 2009, a decrease of $8.8 million compared to the third quarter of 2008. The decrease was primarily due to the following:

•	$9.7 million lower revenues in the Wireline segment primarily due to lower voice revenue;

•	$3.1 million lower revenues in the Wireless segment primarily due to lower postpaid service revenue; and

•	$5.1 million higher revenues in the Technology Solutions segment primarily due to increased data center and managed services revenue and higher telecom and IT equipment distribution revenue.

For the nine months ended September 30, 2009, consolidated revenue decreased $55.4 million to $990.8 million as compared to $1,046.2 million for the same period in 2008. The decrease was primarily due to the following:

•	$25.5 million lower revenues in the Wireline segment primarily due to lower voice revenue partially offset by higher data revenue;

•

$18.6 million lower revenues in the Technology Solutions segment primarily due to lower telecom and IT equipment distribution revenue partially offset by increased data center and managed services revenue; and

•	$7.1 million lower revenues in the Wireless segment primarily due to lower postpaid service revenue and equipment revenue.

Form 10-Q Part I	Cincinnati Bell Inc.

Operating income for the third quarter of 2009 was $73.2 million, a decrease of $6.6 million compared to the same period in 2008. The decrease resulted from lower Wireless segment operating income due primarily to a $4.8 million loss on the sale of a wireless spectrum asset and lower postpaid service revenue.

Operating income for the nine months ended September 30, 2009 was $229.1 million, an increase of $12.3 million compared to the same period a year ago. This increase was primarily due to the following:

•	$25.2 million increase in Wireline segment operating income primarily due to lower restructuring costs; and

•	$12.6 million decrease in Wireless segment operating income due primarily to lower postpaid service revenue and a loss on the sale of a wireless spectrum asset.

Interest expense was $31.5 million for the third quarter of 2009 and $94.6 million for the nine months ended September 30, 2009 as compared to $35.0 million for the third quarter of 2008 and $106.1 million for the nine months ended September 30, 2008. The decrease compared to last year is primarily attributable to lower debt balances due to the purchase and extinguishment of a portion of the Company’s corporate bonds and lower short-term interest rates.

Income tax expense for the third quarter of 2009 of $21.7 million and income tax expense for the nine months ended September 30, 2009 of $59.1 million increased by $2.5 million and $11.1 million, respectively, versus the comparable prior year periods primarily due to higher pretax income.

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

Form 10-Q Part I	Cincinnati Bell Inc.

Discussion of Operating Segment Results

WIRELINE

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2009	2008	Change	% Change		2009	2008	Change	% Change
Revenue:
Voice - local service	$83.0	$96.0	$(13.0)	(14)%		$260.8	$295.9	$(35.1)	(12)%
Data	70.4	68.8	1.6	2%		211.0	204.3	6.7	3%
Long distance and VoIP	24.0	24.8	(0.8)	(3)%		72.0	73.7	(1.7)	(2)%
Other	13.5	11.0	2.5	23%		36.4	31.8	4.6	14%

Total revenue	190.9	200.6	(9.7)	(5)%		580.2	605.7	(25.5)	(4)%

Operating costs and expenses:
Cost of services and products	62.8	67.5	(4.7)	(7)%		188.8	201.4	(12.6)	(6)%
Selling, general and administrative	35.1	40.2	(5.1)	(13)%		111.5	118.7	(7.2)	(6)%
Depreciation	26.2	25.4	0.8	3%		76.9	75.1	1.8	2%
Amortization	0.3	0.3	—	0%		0.8	0.8	—	0%
Restructuring charges (gains)	1.0	1.6	(0.6)	(38)%		(5.5)	26.0	(31.5)	n/m
Asset impairment	—	—	—	n/m		—	1.2	(1.2)	n/m

Total operating costs and expenses	125.4	135.0	(9.6)	(7)%		372.5	423.2	(50.7)	(12)%

Operating income	$65.5	$65.6	$(0.1)	0%		$207.7	$182.5	$25.2	14%

Operating margin	34.3%	32.7%		1.6	pts	35.8%	30.1%		5.7	pts
Metric information:
Local access lines (in thousands)	737.8	791.4	(53.6)	(7)%		737.8	791.4	(53.6)	(7)%
DSL subscribers (in thousands)	234.5	231.1	3.4	1%		234.5	231.1	3.4	1%
Long distance lines (in thousands)	515.9	534.9	(19.0)	(4)%		515.9	534.9	(19.0)	(4)%
Capital expenditures	$35.4	$22.5	$12.9	57%		$101.9	$68.9	$33.0	48%

The Wireline segment consists of the operations of Cincinnati Bell Telephone Company LLC, which operates as an incumbent local exchange carrier (“ILEC”) within the Company’s traditional territory, Cincinnati Bell Extended Territories LLC, which operates as a competitive local exchange carrier (“CLEC”) in Dayton, Ohio and communities adjacent to the ILEC’s northern borders, Cincinnati Bell Any Distance Inc. (“CBAD”), which provides long distance, audio conferencing, voice over internet protocol (“VoIP”) and broadband services including private line and multi protocol label switching, eVolve Business Solutions LLC, which provides VoIP services, Cincinnati Bell Complete Protection Inc., which provides security monitoring services and related surveillance hardware, the Company’s payphone business, and its entertainment operations, which currently offers television over coaxial cable and fiber optical cable in limited areas and DirecTV on a commission basis to the remainder of its operating territory.

Revenue

Voice local service revenue includes local service, value added services, switched access and information services. Voice revenue decreased for both the three and nine months ended September 30, 2009 versus the same period in 2008 primarily as a result of a 7% decrease in access lines. Access lines within the segment’s ILEC territory decreased by 59,000 or 8%, from 723,100 at September 30, 2008 to 664,100 at September 30, 2009. The access line loss resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC territory by continuing to target voice services to residential and business customers in its CLEC territory. The Company had 73,700 CLEC access lines at September 30, 2009, which is an 8% increase from September 30, 2008.

Data revenue consists of data transport, high-speed internet access (“DSL”), dial-up internet access, digital trunking, and local area network interconnection services. Data revenue increased $1.6 million and $6.7 million for the three and nine months ended September 30, 2009 compared to the same periods a year ago, primarily due to increased data transport usage by third party users.

Form 10-Q Part I	Cincinnati Bell Inc.

Long distance and VoIP revenue decreased $0.8 million and $1.7 million for the three and nine months ended September 30, 2009 as compared to the same periods in 2008. The decrease was due to lower minutes of use for long-distance and audio conferencing, which caused a $1.5 million and $6.0 million decrease in revenue for the three and nine months ended September 30, 2009, respectively. The decrease in long distance revenue was due to a 5% decline in residential lines. The revenue decrease from long distance and audio conferencing was partially offset by growth in revenue from VoIP and broadband services.

Costs and Expenses

Cost of services and products decreased by $4.7 million and $12.6 million for the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008. The decrease in the third quarter was driven by lower benefit costs of $2.8 million primarily due to the pension and postretirement plan changes announced in February 2009, lower operating and property taxes of $1.4 million and lower wages and other costs from operations. These decreases were partially offset by an increase in network costs of $1.0 million to support growth in CLEC and VoIP revenues. The decrease in the nine months ended September 30, 2009 was primarily due to $4.6 million in lower wages due to the Company’s restructuring initiatives, $5.9 million in lower benefit costs as discussed above, lower operating and property taxes of $2.4 million and other lower costs from operations including a $0.7 million claim settlement. These decreases were partially offset by an increase in network costs of $2.7 million.

Selling, general and administrative expenses decreased by $5.1 million and $7.2 million for the three and nine months ended September 30, 2009, respectively, versus the comparable periods in 2008. The decrease for the three months ended September 30, 2009 primarily consists of a $1.8 million decrease in costs resulting from lower negotiated rates with third party service providers, lower wages of $1.5 million and lower benefit costs due to the pension and postretirement plan changes announced in February 2009. The decrease for the nine months ended September 30, 2009 was primarily due to a $3.9 million decrease in costs from third party service providers as discussed above, a $1.9 million decrease in wages and a $2.1 million decrease in benefit costs. These decreases were partially offset by an increase in bad debt expense.

The restructuring gain for the nine months ended September 30, 2009 resulted primarily from a curtailment due to changes in the pension and postretirement plans announced in February 2009. Restructuring charges for the nine months ended September 30, 2008 resulted primarily from an early retirement option offered by the Company and accepted by certain eligible union employees during the first quarter of 2008. See Note 6 to the Condensed Consolidated Financial Statements for further information.

Form 10-Q Part I	Cincinnati Bell Inc.

WIRELESS

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions, except for operating metrics)	2009	2008	Change	% Change		2009	2008	Change	% Change
Revenue:
Service	$71.6	$74.2	$(2.6)	(4)%		$214.1	$218.5	$(4.4)	(2)%
Equipment	6.1	6.6	(0.5)	(8)%		16.4	19.1	(2.7)	(14)%

Total revenue	77.7	80.8	(3.1)	(4)%		230.5	237.6	(7.1)	(3)%

Operating costs and expenses:
Cost of services and products	42.0	41.7	0.3	1%		121.9	122.3	(0.4)	0%
Selling, general and administrative	16.8	18.6	(1.8)	(10)%		50.8	52.2	(1.4)	(3)%
Depreciation	9.4	8.2	1.2	15%		28.2	24.7	3.5	14%
Amortization	0.3	0.5	(0.2)	(40)%		1.1	1.6	(0.5)	(31)%
Restructuring charge	—	0.1	(0.1)	n/m		—	0.5	(0.5)	n/m
Loss on sale of asset	4.8	—	4.8	n/m		4.8	—	4.8	n/m

Total operating costs and expenses	73.3	69.1	4.2	6%		206.8	201.3	5.5	3%

Operating income	$4.4	$11.7	$(7.3)	(62)%		$23.7	$36.3	$(12.6)	(35)%

Operating margin	5.7%	14.5%		(8.8	) pts	10.3%	15.3%		(5.0	) pts
Metric information:
Postpaid ARPU*	$49.27	$48.82	$0.45	1%		$48.62	$47.91	$0.71	1%
Prepaid ARPU*	$28.70	$26.33	$2.37	9%		$28.43	$26.92	$1.51	6%
Postpaid subscribers (in thousands)	383.5	413.6	(30.1)	(7)%		383.5	413.6	(30.1)	(7)%
Prepaid subscribers (in thousands)	152.8	153.4	(0.6)	n/m		152.8	153.4	(0.6)	n/m
Average postpaid churn	2.3%	2.3%		0.0	pts	2.2%	1.9%		0.3	pts
Capital expenditures	$8.1	$9.7	$(1.6)	(16)%		$17.9	$33.7	$(15.8)	(47)%

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Revenue

Service revenue decreased by $2.6 million in the third quarter of 2009 as compared to the same period last year due to the following:

•

Postpaid service revenue decreased $3.1 million due to a decrease in subscribers partially offset by an increase in ARPU. The Company’s loss of postpaid subscribers has been higher than historical levels, in part due to the Company’s tightening of credit standards. The ARPU increase was driven by a 23% increase in data ARPU; and

•	Prepaid service revenue increased $0.5 million compared to the same period last year primarily due to an increase in ARPU of $2.37 partially offset by a decrease in subscribers.

For the nine months ended September 30, 2009, service revenue decreased $4.4 million compared to the same period in 2008 primarily due to a $3.5 million decrease in postpaid service revenue resulting from the decrease in subscribers as described above partially offset by an increase in ARPU. Prepaid service revenue declined $0.9 million during the nine months ended September 30, 2009 compared to the same period in 2008 primarily from fewer subscribers partially offset by higher ARPU.

Equipment revenue for the three and nine months ended September 30, 2009 decreased by $0.5 million and $2.7 million compared to the same periods in 2008 primarily due to lower prepaid and postpaid subscriber activations partially offset by higher handset revenue per unit.

Form 10-Q Part I	Cincinnati Bell Inc.

Costs and Expenses

Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses increased $0.3 million during the third quarter of 2009 and decreased $0.4 million for the nine months ended September 30, 2009 versus the prior year periods. The third quarter increase was primarily attributable to an increase in handset subsidies to attract new customers and retain existing customers. The decrease for the nine months ended September 30, 2009 was primarily due to lower handset equipment costs of $3.1 million and $1.4 million lower operating taxes. These decreases were offset by an increase in handset subsidies to attract new customers and retain existing customers of $3.7 million and higher network costs mostly related to the increased data revenue.

Selling, general and administrative expenses decreased $1.8 million for the third quarter of 2009 primarily due to a decrease in advertising costs, bad debt expense and lower distributor commissions resulting from lower activations. Costs for the nine months ended September 30, 2009 versus the prior year period decreased $1.4 million primarily due to lower distributor commissions resulting from lower activations of $1.9 million as well as lower advertising and other costs offset by an increase in bad debt expense of $1.8 million.

The loss on sale of asset of $4.8 million relates to the wireless spectrum for the Indianapolis, Indiana region that the Company sold for $5.8 million during the three months ended September 30, 2009.

TECHNOLOGY SOLUTIONS

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2009	2008	Change	% Change		2009	2008	Change	% Change
Revenue:
Telecom and IT equipment distribution	$45.2	$43.1	$2.1	5%		$109.4	$142.9	$(33.5)	(23)%
Data center and managed services	28.1	25.6	2.5	10%		83.4	72.2	11.2	16%
Professional services	5.1	4.6	0.5	11%		15.1	11.4	3.7	32%

Total revenue	78.4	73.3	5.1	7%		207.9	226.5	(18.6)	(8)%

Operating costs and expenses:
Cost of services and products	56.7	53.4	3.3	6%		146.1	171.7	(25.6)	(15)%
Selling, general and administrative	10.0	9.8	0.2	2%		32.6	29.7	2.9	10%
Depreciation	4.6	3.9	0.7	18%		13.6	10.2	3.4	33%
Amortization	0.4	0.4	—	0%		1.2	1.2	—	0%
Restructuring charge	—	—	—	n/m		—	0.4	(0.4)	n/m

Total operating costs and expenses	71.7	67.5	4.2	6%		193.5	213.2	(19.7)	(9)%

Operating income	$6.7	$5.8	$0.9	16%		$14.4	$13.3	$1.1	8%

Operating margin	8.5%	7.9%		0.6	pts	6.9%	5.9%		1.0	pts
Metric information:
Raised floor (in square feet)	271,000	202,000	69,000	34%		271,000	202,000	69,000	34%
Utilization rate	80%	88%		(8	) pts	80%	88%		(8	) pts
Capital expenditures	$3.9	$23.1	$(19.2)	(83)%		$21.5	$55.7	$(34.2)	(61)%

The Technology Solutions segment consists of CBTS, CBTS Canada Inc., CBTS Software LLC, and GramTel Inc.

Revenue

Revenue from telecom and IT equipment distribution represents the sale, installation and maintenance of major, branded IT and telephony equipment. Revenue increased by $2.1 million in the third quarter of 2009 as customer demand for equipment that had been suppressed by the economy began to be realized in the third quarter. Revenue decreased by $33.5 million for the nine months ended September 30, 2009 as compared to the same periods a year ago as a result of lower capital spending by business customers due to the decline in the economy.

Form 10-Q Part I	Cincinnati Bell Inc.

Data center and managed services revenue consists of recurring collocation rents from customers residing in the Company’s data centers, managed VoIP solutions, and IT services that include network management, electronic data storage, disaster recovery, and data security management. Revenue increased $2.5 million for the third quarter of 2009 and $11.2 million for the nine months ended September 30, 2009 as compared to the same periods a year ago, primarily due to increased billable data center space.

Professional services revenue consists of long-term and short-term IT outsourcing and consulting engagements. Revenue for the three and nine months ended September 30, 2009 increased by $0.5 million and $3.7 million, respectively, compared to the same periods in 2008. The Company continues to expand its team of recruiting and hiring personnel in order to focus on selling these outsourcing and consulting engagements.

Costs and Expenses

Cost of services and products increased by $3.3 million in the third quarter of 2009 and decreased by $25.6 million for the nine months ended September 30, 2009 as compared to the same periods in 2008. The increase in the third quarter primarily resulted from a $3.5 million increase in cost of goods sold related to higher telecom and equipment distribution revenue. The margin on telecom and equipment distribution revenue decreased from the third quarter of 2008 primarily due to the product mix of equipment sold. The decrease for the nine months ended September 30, 2009 was primarily due to a $28.8 million decrease in cost of goods sold related to lower telecom and equipment distribution revenue partially offset by higher data center costs and higher payroll related costs due to growth in both data center and managed services and professional services revenues.

Selling, general and administrative expenses increased by $0.2 million and $2.9 million for the third quarter of 2009 and for the nine months ended September 30, 2009, respectively, primarily due to an increase in payroll related costs to support the growing operations.

The increase in depreciation expense for the three and nine months ended September 30, 2009 compared to the prior year periods was primarily due to capital expenditures associated with expanding data center capacity.

Financial Condition, Liquidity, and Capital Resources

As of September 30, 2009, the Company held $37.5 million in cash and cash equivalents. The Company’s primary sources of cash for the remainder of the year will be cash generated by operations and borrowings from the Corporate credit facility under which the Company had $98.2 million of availability at September 30, 2009. In June 2009, the Company amended its Corporate credit facility, which would have expired in February 2010. The amended Corporate credit facility has a $210 million revolving line of credit and expires in August 2012. The Company’s cash flows from operating activities totaled $403.9 million for the year 2008.

Uses of cash for the remainder of the year will include repayments and repurchases of debt and related interest, repurchases of common shares, dividends on preferred stock, capital expenditures, and working capital. In February 2008, the Company’s Board of Directors authorized the repurchase of the Company’s outstanding common stock in an amount up to $150 million during the next two years. Through September 30, 2009, the Company has repurchased $136.2 million of common stock, which leaves $13.8 million available to repurchase common stock under the stock buyback program.

The Company believes the cash generated by its operations and borrowings from its Corporate credit facility and Receivables Facility will be sufficient to fund its primary uses of cash.

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

Cash Flows

For the nine months ended September 30, 2009, cash provided by operating activities totaled $250.3 million, a decrease of $16.0 million compared to the $266.3 million provided by operating activities during the same period in 2008. The decrease was primarily due to a customer prepayment of $21.5 million received in 2008 for data center services. This decrease was partially offset by $13.2 million received related to the settlement and termination of the short and long-term interest rate swaps.

Cash flow utilized for investing activities decreased $40.8 million to $138.5 million during the nine months ended September 30, 2009 as compared to $179.3 million for the nine months of 2008. In 2009, the Company sold wireless spectrum primarily for the Indianapolis, Indiana region for $5.8 million. In 2008, the Company paid $21.6 million related to the acquisition of businesses, $18.1 million of which related to the purchase of eGIX Inc. Capital expenditures were $17.0 million lower for the nine months ended September 30, 2009 versus last year.

Cash flow used in financing activities for the nine months ended September 30, 2009 was $81.0 million compared to $105.1 million during the same period in 2008. For the nine months ended September 30, 2009, the Company repurchased $59.4 million of the Company’s common stock as part of its two-year $150 million common stock repurchase plan. In the third quarter of 2009, the Company purchased and extinguished $32.5 million of the Cincinnati Bell Telephone Notes and the 7 1/4% Senior Notes due 2023 at an average discount of 24%. The Company also paid $4.4 million of debt issuance costs to amend and extend the term of the Corporate credit facility in the second quarter of 2009. Borrowings under the Corporate credit and receivables facilities increased $23.6 million in the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Company purchased and extinguished $53.0 million of 8 3/8% Subordinated Notes and 7 1/4% Senior Notes due 2013 at an average discount of 5% and repurchased $67.5 million of the Company’s common stock as part of its two-year $150 million common stock repurchase plan. Borrowings under the Corporate credit and receivables facilities increased by $28.0 million during 2008. For the nine months ended September 30, 2009 and 2008, the Company paid preferred stock dividends of $7.8 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company attempts to maintain an optimal balance of fixed rate and variable rate indebtedness in order to attain low overall borrowing costs over time while mitigating exposure to interest rate fluctuations. The Company periodically uses derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. In 2004 and 2005, the Company entered into long-term interest rate swaps with notional amounts totaling $450 million to change the fixed rate nature of a portion of the 7% Senior Notes and the 8 3/8% Subordinated Notes to floating rate debt. These long-term interest rate swaps qualified for fair value hedge accounting. In December 2008 and early 2009, certain counterparties exercised their right to call $250 million of the notional amount of long-term interest rate swaps for the 8 3/8% Subordinated Notes for which the Company received $10.5 million in the first quarter of 2009 upon termination of the swaps. In the third quarter of 2009, the Company terminated the remaining long-term interest rate swaps and received $6.5 million. As of December 31, 2008, the fair value of these interest rate swap contracts was an asset of $22.4 million, for which the Company’s underlying hedged debt was adjusted by the same corresponding value.

In both May 2008 and July 2008, the Company entered into six-month interest rate swap contracts with notional amounts totaling $450 million each, which effectively fixed the floating interest rates for the second half of 2008 and first half of 2009 on the long-term interest rate swaps. The Company did not designate these swaps as hedging instruments, which resulted in the change in the fair value of these instruments being recognized in “Other income, net” in the Condensed Consolidated Statements of Operations during each period that these instruments were outstanding. At December 31, 2008, the fair value of these interest rate swap contracts was a liability of $3.6 million.

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

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2009, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

A failure of back-office information technology systems could adversely affect the Company’s results of operations and financial condition.

The efficient operation of the Company’s business depends on back-office information technology systems. The Company relies on back-office information technology systems to effectively manage customer billing, business data, communications, supply chain, order entry and fulfillment and other business processes. A failure of the Company’s information technology systems to perform as anticipated could disrupt the Company’s business and result in a failure to collect accounts receivable, transaction errors, processing inefficiencies and the loss of sales and customers, causing the Company’s reputation and results of operations to suffer. In addition, information technology systems may be vulnerable to damage or interruption from circumstances beyond the Company’s control, including fire, natural disasters, systems failures, security breaches and viruses. Any such damage or interruption could have a material adverse effect on the Company’s business.

A few large customers account for a significant portion of the Company’s revenues and accounts receivable. The loss or significant reduction in business from one or more of these large customers could cause operating revenues to decline significantly and have a materially adverse long-term impact on the Company’s business.

One customer represented approximately 10% of the outstanding accounts receivable balance at December 31, 2008. Contracts with customers may not sufficiently reduce the risk inherent that customers may terminate or fail to renew their relationships with the Company. As a result of the customer concentration, the Company’s results of operations and financial condition could be materially affected if the Company lost one or more large customers or if services purchased were significantly reduced.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2009, the Company had no unregistered sales of equity securities.

The following table provides information regarding the Company’s purchases of its common stock for the quarter ended September 30, 2009:

	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs **	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) **
7/1/2009-7/31/2009	206,587	$2.92	204,808	$38.2
8/1/2009-8/31/2009	3,190,950	3.36	3,190,950	27.5
9/1/2009-9/30/2009	4,091,752	3.34	4,091,752	13.8

	7,489,289	$3.34	7,487,510

*	The period 7/1/2009 – 7/31/2009 includes 1,779 shares purchased at market value for certain deferred compensation plans.

**	In February 2008, the Company’s Board of Directors approved the repurchase of the Company’s outstanding common stock in an amount up to $150 million during 2008 and 2009.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION
(4.1)	Indenture dated as of October 5, 2009, by and among Cincinnati Bell Inc., as issuer, the guarantors party thereto and The Bank of New York Mellon, as trustee, relating to Cincinnati Bell Inc.’s 8.25% Senior Notes due 2017. (Exhibit 4.1 to Current Report on Form 8-K, date of Report September 30, 2009, File No. 1-8519).

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

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

Cincinnati Bell Inc.

Date: November 6, 2009	/s/ Gary Wojtaszek
Gary Wojtaszek
Chief Financial Officer

Date: November 6, 2009	/s/ Kurt Freyberger
Kurt Freyberger
Vice President and Controller