Form 10-K
period 2009-12-31
CINCINNATI BELL INC
filed 2010-02-26
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common shares owned by non-affiliates of the registrant was $0.6 billion, computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2009, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

At February 1, 2010, there were 201,126,463 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Company’s 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

Part I

Item 1. Business

General

Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company”) is a full-service regional provider of data and voice communications services over wireline and wireless networks and a full-service provider of data center operations, related managed services and equipment. The Company provides telecommunications service to businesses and consumers in the Greater Cincinnati and Dayton areas primarily on its owned wireline and wireless networks with a well-regarded brand name and reputation for service. The Company also provides business customers with outsourced data center operations including related managed services in world class, state-of-the-art data center facilities. The Company operates in three segments: Wireline, Wireless, and Technology Solutions.

The Company is an Ohio corporation, incorporated under the laws of Ohio in 1983. Its principal executive offices are at 221 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Exchange Act. These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements, and other information about issuers, like the Company, which file electronically with the SEC. The address of that site is http://www.sec.gov. The Company makes available its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), proxy statements and other information, free of charge, at the Investor Relations section of its website.

Wireline

The Wireline segment provides local voice, data, long-distance, voice over internet protocol (“VoIP”), and other services over its owned and other wireline networks. Local voice services include local telephone service, switched access, information services such as directory assistance, and value-added services such as caller identification, voicemail, call waiting, call return and text messaging. Data services include high-speed internet using digital subscriber line (“DSL”) technology, dial-up internet access, dedicated network access, and Gigabit Ethernet (“Gig-E”) and Asynchronous Transfer Mode (“ATM”) data transport, which businesses principally utilize to transport large amounts of data typically over a private network. Approximately 95% of Wireline voice and data revenue was generated within the Company’s incumbent local exchange carrier (“ILEC”) operating territory. Long distance and VoIP services include long distance voice, audio conferencing, VoIP and other broadband services including private line and multi-protocol label switching (“MPLS”), a technology that enables a business customer to privately interconnect voice and data services at its locations. Other services include security monitoring services, public payphones, television over coaxial cable and fiber optical cable in limited areas, high-speed internet over fiber optical cable in limited areas, DirecTV© commissioning over the Company’s entire operating area, inside wire installation for business enterprises, data center collocation services, billing, clearinghouse and other ancillary services primarily for inter-exchange (long distance) carriers.

The Company provides wireline voice and data services to its historical operating territory in southwestern Ohio, northern Kentucky and southeastern Indiana through the operations of Cincinnati Bell Telephone Company LLC (“CBT”), an ILEC. The Company’s core ILEC franchise covers approximately 2,400 square miles in a 25-mile radius around Cincinnati, Ohio. The Company has operated its core ILEC franchise for approximately 135 years.

The Company has expanded its voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, through the operations of Cincinnati Bell Extended Territories LLC (“CBET”), a competitive local exchange carrier (“CLEC”) subsidiary of CBT. CBET provides voice and data services on either its own network or through purchasing unbundled network elements (“UNE-L” or “loops”) from various incumbent local carriers. The ILEC and CLEC territories are linked through a Synchronous Optical Fiber Network (“SONET”), which provides route diversity between the two territories via two separate paths.

Voice services

The Wireline segment provides voice services over a digital circuit switch-based network to end users via access lines. In recent years, the Company’s voice access lines have decreased as its customers have increasingly employed wireless technologies in lieu of wireline voice services (“wireless substitution”), have migrated to competitors, including cable companies that offer VoIP solutions, or have been disconnected due to credit problems. The Wireline segment had approximately 723,500 voice access lines in service on December 31, 2009, which is a 7% and 13% reduction in comparison to 779,700 and 834,300 access lines in service at December 31, 2008 and 2007, respectively.

In order to minimize the access line losses and to provide a greater value to its customers, the Company has a history of providing bundled offerings, in which the customer can bundle two or more of the Company’s services, such as wireless and an access line, at a lower price than if the services were purchased individually. In early 2009, the Company began offering “Priced for Life,” which allows the customer to lock in a monthly price for two or more services for the life of their services.

The Wireline segment has been able to partially offset the effect of access line losses on revenue by:

(1)	increasing DSL high-speed internet penetration;

(2)	increasing the sale of high capacity data circuits to business customers;

(3)	increasing the sale of VoIP services; and

(4)	increasing entertainment and high-speed internet subscribers with the Fioptics fiber-to-the-home product suite.

Data, including DSL high-speed internet

The Company has deployed DSL capable electronics throughout its ILEC operating territory, allowing it to offer DSL high-speed internet to over 96% of its ILEC customers. The Company’s DSL subscribers were 233,800, 233,200, and 221,500 at December 31, 2009, 2008, and 2007, respectively. The Company’s consumer penetration for DSL service was 54% of ILEC addressable lines at the end of 2009, an increase of 6 percentage points compared to the end of 2008. DSL revenue represented 34% of Wireline data revenue in 2009.

The Company’s wireline network includes the use of fiber optical cable, with SONET rings linking Cincinnati’s downtown with other area business centers. These SONET rings offer increased reliability and redundancy to CBT’s major business customers. CBT has an extensive business-oriented data network, offering high-speed and high capacity data transmission services over an interlaced ATM — Gig-E backbone network. Data transmission revenues represented 63% of Wireline data revenue in 2009. The remaining 3% of Wireline data revenue in 2009 consisted mainly of dial-up internet access.

Long distance and VoIP services

The Company provides long distance and VoIP services primarily through its Cincinnati Bell Any Distance Inc. (“CBAD”) and eVolve Business Solutions LLC (“eVolve”) subsidiaries. These entities provide long distance and audio conferencing services to business and residential customers in the Greater Cincinnati and Dayton, Ohio areas as well as other broadband services, including private line and MPLS, beyond its traditional territory to business customers. Residential customers can choose from a variety of long distance plans, which include unlimited long distance for a flat fee, purchase of minutes at a per-minute-of-use rate, or a fixed number of minutes for a flat fee. In addition to long distance, business customers can choose from a variety of other services, which include audio conferencing, dedicated long distance, and VoIP. At December 31, 2009, CBAD had approximately 508,300 long distance subscribers, consisting of 331,900 residential and 176,400 business subscribers, compared to 531,600 and 548,300 long distance subscribers at December 31, 2008 and 2007, respectively. The decrease in subscribers from 2008 was related to a 6% decline in residential subscribers, consistent with the CBT access line loss. Outside its traditional operating territory, the Company provides VoIP services to business customers primarily located in Ohio, Indiana and Illinois. The Company believes its VoIP operations will expand as business customers continue to look for alternatives to traditional ILEC-based operations and the VoIP technology continues to improve. The VoIP access line equivalents increased from 7,600 at December 31, 2008 to 14,600 at December 31, 2009.

In 2009, long distance and VoIP services produced $97.1 million in revenue for the Wireline segment compared to $98.3 million in 2008, and $79.3 million in 2007. The increase in revenue in 2009 and 2008 as compared to 2007 was primarily due to the acquisition in early 2008 of eGIX Inc. (“eGix”), a CLEC provider of voice and long-distance service to business customers in Indiana and Illinois.

Fioptics product suite and other entertainment

In 2007, CBET purchased a local telecommunications business which offers voice, data and cable TV services in Lebanon, Ohio for a purchase price of $7.0 million. As a result of this acquisition, the Wireline segment offers cable TV services to selected customers in its operating territory. In addition, the Company’s improvement of its wireline network over the last several years has included capital expenditures for fiber optical cable in limited areas. The large bandwidth of fiber optical cable allows the Company to provide customers with its Fioptics product suite of services, which include entertainment, high-speed internet and voice services, in areas that the fiber optical cable is laid. The Company has focused its fiber network expenditures on high traffic areas, such as apartments and condominium complexes as well as business office parks, and, as of December 31, 2009, the Company now “passes” and is able to provide its Fioptics services to 41,000 homes. As of December 31, 2009, the Company had 11,100 entertainment, 10,200 high-speed fiber internet, and 7,500 voice Fioptics customers.

In addition to providing entertainment over coaxial cable and fiber optical cable in limited areas, the Company also is an authorized sales agent and offers DirecTV© satellite programming to customers in substantially all of its operating territory through its retail distribution outlets. The Company does not deliver satellite television services. Instead, DirecTV© pays the Company a commission for each subscriber and in some circumstances may offer a bundle price discount directly to the Cincinnati Bell customer subscribing to its satellite television service. At December 31, 2009 and 2008, the Company had 30,000 and 22,000 customers, respectively, that were subscribers to DirecTV©.

Security monitoring services

Cincinnati Bell Complete Protection Inc. (“CBCP”) provides surveillance hardware and monitoring services to residential and business customers in the Greater Cincinnati area. At December 31, 2009, CBCP had approximately 13,600 monitoring subscribers in comparison to 11,800 and 9,900 monitoring subscribers at December 31, 2008 and 2007, respectively. CBCP produced $4.9 million, $4.5 million, and $4.0 million in revenue in 2009, 2008, and 2007, respectively, for the Wireline segment.

Public payphone

The Company’s public payphone business (“Public”) provides public payphone services primarily within the ILEC operating territory. Public had approximately 1,800, 1,900, and 2,200 stations in service as of December 31, 2009, 2008, and 2007, respectively, and generated approximately $1.0 million, $1.3 million, and $1.9 million in revenue in 2009, 2008, and 2007, respectively, or less than 1% of consolidated revenue in each year. The revenue decrease results primarily from wireless substitution, as usage of payphones continues to decrease in favor of wireless products, and a targeted reduction in unprofitable lines.

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

The Wireline segment produced revenue of $773.1 million, $803.6 million, and $821.7 million, or 58%, 57%, and 61% of consolidated revenue, in 2009, 2008, and 2007, respectively. The Wireline segment produced operating income of $261.2 million, $261.7 million, and $252.5 million in 2009, 2008, and 2007, respectively.

Wireless

Cincinnati Bell Wireless LLC (“CBW”) provides advanced digital wireless voice and data communications services through the operation of a Global System for Mobile Communications/General Packet Radio Service (“GSM”) network with a 3G Universal Mobile Telecommunications System (“3G”) network overlay, which is able to provide enhanced high-speed data services such as streaming video. Wireless services are provided to customers in the Company’s licensed service territory, which includes Greater Cincinnati and Dayton, Ohio, and areas of northern Kentucky and southeastern Indiana. The Company’s digital wireless network utilizes approximately 455 tower structures. The Company’s digital wireless network also utilizes 50 MHz of licensed wireless spectrum in the Cincinnati Basic Trading Area and 40 MHz of licensed spectrum in the Dayton Basic Trading Area. The Company owns the licenses for the spectrum that it uses in its network operations. As of December 31, 2009, the Wireless segment served approximately 533,100 subscribers of which 379,100 were postpaid subscribers who are billed monthly in arrears, and 154,000 were prepaid i-wirelessSM subscribers who purchase service in advance.

In December 2009, the Company sold 196 wireless towers, which represented substantially all of its owned towers, for $99.9 million in cash. CBW continues to use these towers in its operations under a 20-year lease agreement. See Note 5 to the Consolidated Financial Statements for further discussion regarding the sale of these wireless towers. Also, during 2009, the Company sold almost all of its owned wireless licenses for areas outside of its Cincinnati and Dayton operating territories. These licenses, which were primarily for the Indianapolis, Indiana region, were sold for $6.0 million, resulting in a loss on sale of the spectrum assets of $4.8 million.

The Wireless segment competes against all of the U.S. national wireless carriers by offering superior network quality, unique rate plans, which may be bundled with the Company’s wireline services, and extensive and conveniently located retail outlets. The Company’s unique rate plans and products include the “Unlimited Everyday Calling Plan” to any Cincinnati Bell local voice, wireless or business customers and Fusion WiFi (“Wi-Fi”), which utilizes Unlicensed Mobile Access (“UMA”) technology for enhanced in-building wireless voice reception and faster rates of data transmission compared to alternative wireless data services. In addition, the Company also offers several family plans, including the “Unlimited Family Plan” as well as a “Smart Device Family Plan.” These plans allow the first subscriber to get a wireless voice rate plan and, if selected, a data plan, at regular price and then each additional family member can be added at a lower price.

As is typical in the wireless communications industry, CBW sells wireless handset devices at or below cost, to entice customers to use its wireless services, for which a recurring monthly fee is charged. The Company is increasingly using equipment contracts, which require the customer to use the CBW monthly service for a minimum period of two years in exchange for a deeply discounted wireless handset. Additionally, CBW sells its wireless network services to other wireless carriers for their customers to access the Company’s voice and data services through roaming.

Postpaid subscriber service revenue generated approximately 74% of 2009 segment revenue. A variety of rate plans are available to postpaid subscribers, and these plans can include a fixed or unlimited number of national minutes, an unlimited number of Cincinnati Bell mobile-to-mobile (calls to and from other Wireless subscribers), an unlimited number of calls to and from a CBT access line, and/or local minutes for a flat monthly rate. For plans with a fixed number of minutes, postpaid subscribers can purchase additional minutes at a per-minute-of-use rate. A variety of data plans are also available including mobile messaging, mobile internet, and smart device data plans as a bolt-on to voice rate plans.

Prepaid i-wirelessSM subscribers, which accounted for 17% of 2009 segment revenue, can purchase airtime cards for use with pay per minute, pay by day, pay by week, or pay by month rate plans. A weekly smartphone plan was also introduced in 2009 for the i-wirelessSM subscribers.

Revenue from other wireless service providers for use of the Company’s wireless networks to satisfy the roaming requirements of the carrier’s own subscribers, collocation revenue (rent received, prior to sale of wireless towers in December 2009, for the placement of other carriers’ radios on CBW towers), and reciprocal compensation for other carriers’ subscribers who terminate calls on CBW’s network, accounted for 2% of total 2009 segment revenue.

Sales of handsets and accessories generated the remaining 7% of 2009 segment revenue. CBW sells handsets and accessories, often below its purchase cost, to promote the acquisition and retention of subscribers. Sales take place at Company owned retail stores, on the Company’s website, via business sales representatives, and in independent distributors’ retail stores pursuant to agency agreements. CBW purchases handsets and accessories from a variety of manufacturers and maintains an inventory to support sales.

The Wireless segment contributed $307.0 million, $316.1 million, and $294.5 million, or 23% of revenue in 2009 and 2008, and 22% of consolidated revenue in 2007. The Wireless segment produced operating income of $33.0 million in 2009, $46.8 million in 2008, and $34.3 million in 2007.

Technology Solutions

The Technology Solutions segment provides a full range of managed information technology solutions, including outsourced data center collocation in world class, state-of-the-art data center facilities, related data center managed services, IT and telephony equipment sales, and professional IT infrastructure staff augmentation services. These services and products are provided in multiple states through the Company’s subsidiaries, Cincinnati Bell Technology Solutions Inc. (“CBTS”), CBTS Canada Inc., CBTS Software LLC, and GramTel Inc. (“GramTel”). By offering a full range of equipment and outsourced managed services in conjunction with the Company’s wireline network services, Technology Solutions provides end-to-end IT telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.

The Company’s data center and managed services product line includes the operations of eleven data centers totaling 271,000 square feet of billable data center capacity, a network operations center that provides off-site infrastructure monitoring, and a wide array of IT infrastructure management products, which includes network management, electronic data storage, disaster recovery, and data security management. At December 31, 2009, 214,000 square feet were under contract with customers, resulting in a 79% utilization rate of the 271,000 square feet of available data center space. Data center services include 24-hour monitoring of the customer’s computer equipment in the data center, redundant power, and environmental controls. CBTS’ data centers are connected with one another and to its customers’ data networks through the fully redundant facilities of CBT’s telecommunications network and/or CBTS’ dedicated dense wave division multiplexing optical network. This connectivity and the geographical dispersion of the data centers provide enhanced data reliability and disaster recovery. Data center and managed services revenue was $111.2 million for 2009, $97.7 million in 2008, and $67.6 million in 2007.

The Company’s telecom and IT equipment distribution product line is the value-added reseller operation of Technology Solutions. The Company maintains relationships with over ten branded technology vendors, which allow it to sell, install, and maintain a wide array of telecommunications and computer equipment and operating systems to meet the needs of small to large businesses. This unit also manages the implementation and maintenance of traditional voice systems as well as converged VoIP systems. Revenue from telecom and IT equipment distribution was $161.1 million in 2009, $201.2 million in 2008, and $180.8 million in 2007.

The professional services product line provides IT infrastructure staff augmentation and professional IT infrastructure consulting by highly technical, certified employees. These engagements can be short-term IT implementation and project-based work as well as longer term staffing and permanent placement assignments. Technology Solutions utilizes a team of experienced recruiting and hiring personnel to provide its customers a wide range of skilled IT professionals at competitive hourly rates. Professional services revenue was $20.8 million in 2009, $16.3 million in 2008, and $9.9 million in 2007.

Technology Solutions combines data center collocation services with value-added IT managed services into a fully managed and outsourced infrastructure service. Data center customer contracts typically range from three to fifteen years in length and produce attractive returns on invested capital. The Company intends to continue to pursue additional customers and growth specific to its data center business and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital both within and outside its traditional operating territory, to support this growth.

In 2009, Technology Solutions purchased both Toronto, Canada-based Virtual Blocks Inc., a leading software developer in the area of data center virtualization, and Cincinnati, Ohio-based Cintech LLC, a hosted provider of an outbound notification services for a total acquisition price of $2.5 million. In December 2007, Technology Solutions purchased GramTel, a data center services provider to small and medium-size companies in Chicago and northwestern Indiana for $20.3 million.

The Technology Solutions segment produced total revenue of $293.1 million, $315.2 million, and $258.3 million and constituted approximately 22%, 22% and 19% of consolidated revenue in 2009, 2008, and 2007, respectively. The Technology Solutions segment produced operating income of $22.1 million in 2009 and $18.1 million in both 2008 and 2007.

Customers

As the Company’s growth products and services, such as data center services and wireline data and entertainment services, continue to increase in revenue, and the Company’s legacy products, such as wireline voice service in its ILEC territory, continue to decrease in revenue, the Company’s revenue portfolio is becoming more diversified than in the past, as the comparison between 2009 revenue and 2005 revenue demonstrates below.

Percentage of revenue (before intercompany eliminations)	2009	2005	Change
Wireline local voice	26%	41%	(15	)pts
Wireless	22%	20%	2
Technology Solutions	21%	14%	7
Wireline data	20%	18%	2
Other Wireline, including long distance	11%	7%	4

Total	100%	100%

Additionally, the Company’s mix of business and consumer customers is changing, as many of the Company’s growth products, such as data center services and data transport services, are geared primarily toward business customers. In 2009, the Company’s revenues were comprised of 59% to business customers and 41% to consumers. By comparison, the Company’s 2005 revenues were comprised of 53% to business customers and 47% to consumers. The Company has receivables with one large customer that exceed 10% of the Company’s outstanding accounts receivable balance.

Competitive Conditions

Refer to Item 1A. Risk Factors for further information regarding Company risks associated with competitive conditions.

Employees

At February 1, 2010, the Company had approximately 3,200 employees. CBT has approximately 1,100 employees covered under a collective bargaining agreement that expires in May 2011 with the Communications Workers of America (“CWA”), which is affiliated with the AFL-CIO.

Executive Officers

Refer to Part III, Item 10. “Directors, Executive Officers, and Corporate Governance” of this Annual Report on Form 10-K for information regarding executive officers of the registrant.

Business Segment Information

The amount of revenue, intersegment revenue, operating income, expenditures for long-lived assets, and depreciation and amortization attributable to each of the Company’s business segments for the years ended December 31, 2009, 2008, and 2007, and assets as of December 31, 2009 and 2008, is set forth in Note 14 to the Consolidated Financial Statements.

Item 1A. Risk Factors

The Company’s substantial debt could limit its ability to fund operations, expose it to interest rate volatility, limit its ability to raise additional capital and have a material adverse effect on its ability to fulfill its obligations and on its business and prospects generally.

The Company has a substantial amount of debt and has significant debt service obligations. As of December 31, 2009, the Company and its subsidiaries had outstanding indebtedness of $2.0 billion on which it incurred $130.7 million of interest expense in 2009, and had total shareowners’ deficit of $654.6 million. In addition, at December 31, 2009, the Company had the ability to borrow additional amounts under its revolving credit facility totaling approximately $185.5 million, subject to compliance with certain conditions. The Company may incur additional debt from time to time, subject to the restrictions contained in its credit facilities and other debt instruments.

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

•	the Company’s interest expense could increase if interest rates, in general, increase as 15% of the Company’s indebtedness is based on variable interest rates;

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

•

the Company’s level of debt and shareowners’ deficit may restrict it from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures, and other general corporate requirements; and

•

a potential failure to comply with the financial and other restrictive covenants in the Company’s debt instruments, which, among other things, require it to maintain specified financial ratios, could, if not cured or waived, have a material adverse effect on the Company’s ability to fulfill its obligations and on its business and prospects generally.

Uncertainty in the U.S. and world securities markets and adverse medical cost trends could cause the Company’s pension and postretirement costs to increase.

Investment returns of the Company’s pension funds depend largely on trends in the U.S. and world securities markets and the U.S. and world economies in general. For example, during the credit and financial crisis experienced in 2008, pension investment losses equaled 23%, which resulted in an $11 million increase to 2009 pension expense compared to 2008. Future investment losses could cause a further decline in the value of plan assets, which the Company would be required to recognize over the next several years under generally accepted accounting principles. Additionally, the Company’s postretirement costs are adversely affected by increases in medical and prescription drug costs. If the Company incurs future investment losses or future investment gains that are less than expected, or if medical and prescription drug costs increase significantly, the Company would expect to face even higher annual net pension and postretirement costs. Refer to Note 9 to the Consolidated Financial Statements for further information.

Adverse changes in the value of assets or obligations associated with the Company’s employee benefit plans could negatively impact shareowners’ deficit and liquidity.

The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain senior executives. The Company’s consolidated balance sheets indirectly reflect the value of all plan assets and benefit obligations under these plans. The accounting for employee benefit plans is complex, as is the process of calculating the benefit obligations under the plans. Further adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in the Company’s benefit obligations or a significant decrease of the asset values, without necessarily impacting the Company’s net income. In addition, the Company’s benefit obligations could increase significantly if it needs to unfavorably revise the assumptions used to calculate the obligations. These further adverse changes could have a further significant negative impact on the Company’s shareowners’ deficit. In addition, with respect to the Company’s pension plans, the Company expects to make $203 million of estimated cash contributions to fully fund its qualified pension plans for the years 2010 to 2017. Further, adverse changes to plan assets could require the Company to contribute additional material amounts of cash to the plan or could accelerate the timing of required payments.

The servicing of the Company’s indebtedness requires a significant amount of cash, and its ability to generate cash depends on many factors beyond its control.

The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond its control. The Company cannot provide assurance that its business will generate sufficient cash flow from operations, additional sources of debt financing will be available, or future borrowings will be available under its credit facilities, in each case, in amounts sufficient to enable the Company to service its indebtedness or to fund other liquidity needs. If the Company cannot service its indebtedness, it will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, or selling assets, restructuring or refinancing indebtedness, or seeking additional equity capital, which may adversely affect its shareholders, debtholders, and customers. The Company may not be able to negotiate remedies on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments may restrict the Company from adopting any of these alternatives.

The Company depends on the receipt of dividends or other intercompany transfers from its subsidiaries.

Certain of the Company’s material subsidiaries are subject to regulatory authority that may potentially limit the ability of a subsidiary to distribute funds or assets. If the Company’s subsidiaries were to be prohibited from paying dividends or making distributions to Cincinnati Bell Inc. (“CBI”), the parent company, CBI may not be able to make the scheduled interest and principal repayments on its $1.6 billion of debt. This would have a material adverse effect on the Company’s liquidity and the trading price of CBI’s common stock, preferred stock, and debt instruments.

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

The Company depends on its revolving credit facility to provide for its financing requirements in excess of amounts generated by operations.

The Company depends on its revolving credit facility to provide for temporary financing requirements in excess of amounts generated by operations. As of December 31, 2009, the Company had no outstanding borrowings under its revolving credit facility and outstanding letters of credit totaling $24.5 million, leaving $185.5 million in additional borrowing availability under its $210 million revolving credit facility. The revolving credit facility is funded by 11 different financial institutions, with no financial institution having more than 12% of the total facility. If one or more of these banks is not able to fulfill its funding obligations, the Company’s financial condition could be adversely affected. In addition, the Company’s ability to borrow under the revolving credit facility is subject to the Company’s compliance with covenants, including covenants requiring compliance with specified financial ratios. Failure to satisfy these covenants would constrain or prohibit its ability to borrow under the revolving credit facility.

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

As of December 31, 2009, the Company had net deferred income taxes of $477.5 million, which includes deferred tax assets associated with U.S. federal net operating loss carryforwards totaling $393.7 million, alternative minimum tax credit carryforwards of $14.4 million, state and local net operating loss carryforwards of $60.6 million, and deferred tax temporary differences and other tax attributes of $76.0 million, offset by valuation allowances of $67.2 million. The valuation allowances have been provided against deferred tax assets related to certain state and local net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period. For more information concerning the Company’s net operating loss carryforwards, deferred tax assets, and valuation allowance, see Note 12 to the Consolidated Financial Statements. The use of the Company’s deferred tax assets enables it to satisfy current and future tax liabilities without the use of the Company’s cash resources. If the Company is unable for any reason to generate sufficient taxable income to fully realize its deferred tax assets, or if the use of its net operating loss carryforwards is limited by Internal Revenue Code Section 382 or similar state statute, the Company’s net income, shareowners’ equity, and future cash flows could be adversely affected.

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

The Wireline segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, and cable, broadband, and internet service providers. The Company believes CBT could face greater competition as new facilities-based service providers with existing service relationships with CBT’s customers compete more aggressively and focus greater resources on the Greater Cincinnati operating area. Insight Cable, which provides cable service in the northern Kentucky portion of the Company’s ILEC territory, offers VoIP and long distance services. Time Warner Cable, AT&T, Verizon, and others offer VoIP and long distance services in Cincinnati and Dayton. Wireless providers offer plans with no additional fees for long distance. Partially as a result of this increased competition, the Company’s access lines decreased by 7% and long distance subscribers decreased by 4% in 2009. If the Company is unable to effectively implement strategies to retain access lines and long distance subscribers, or replace such access line loss with other sources of revenue, the Company’s Wireline business will be adversely affected.

Wireless competes against national, well-funded wireless service providers in the Cincinnati and Dayton, Ohio metropolitan market areas, including Verizon, AT&T, Sprint Nextel, T-Mobile and Leap. The Company anticipates that continued competition could compress its margins for wireless products and services as carriers continue to offer more minutes for equivalent or lower service fees while CBW cannot offer more minutes without incremental capital expenditures and operating costs. Also, new wireless products are not always available to the Company as other competitors may have exclusive agreements for these new products, such as for the iPhone™. CBW’s ability to compete will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

In addition, wireless subscribers are permitted to retain their wireless phone numbers when changing to another wireless carrier within the same geographic area. CBW does not enter into long-term contracts with its wireless subscribers to the extent that its competitors do, and therefore, this portability could have a significant adverse impact on the Company. The Company also believes that these wireless competitors, and in particular, companies that offer unlimited wireless service plans for a flat monthly fee, are a cause of Wireline access line loss.

The Technology Solutions segment competes against numerous other data center collocation, information technology consulting, web-hosting, and computer system integration companies, many of which are larger, national in scope, and better financed. This market is rapidly evolving, highly competitive and may be characterized by over-capacity and industry consolidation. Other competitors may consolidate with one another or acquire software application vendors or technology providers, enabling them to more effectively compete with Technology Solutions. The Company believes that many of the participants in this market must grow rapidly and achieve a significant presence to compete effectively. This consolidation could affect prices and other competitive factors in ways that could impede the Technology Solutions segment’s ability to compete successfully in the market.

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

The Company has receivables with one large customer that exceed 10% of the Company’s outstanding accounts receivable balance. Contracts with customers may not sufficiently reduce the risk inherent that customers may terminate or fail to renew their relationships with the Company. As a result of the customer concentration, the Company’s results of operations and financial condition could be materially affected if the Company lost one or more large customers or if services purchased were significantly reduced. If one or more of the Company’s larger customers were to default on its accounts receivable obligations or if general economic conditions in the Company’s operating area further deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established.

Maintaining the Company’s networks and data centers requires significant capital expenditures, and its inability or failure to maintain its networks and data centers would have a material impact on its market share and ability to generate revenue.

Capital expenditures in 2009 totaled $195.1 million, and the Company expects to spend a similar amount in 2010.

The Company currently operates eleven data centers and any further data center expansion will involve significant capital expenditures for data center construction. In order to provide guaranteed levels of service to our data center customers, the network infrastructure must be protected against damage from human error, natural disasters, unexpected equipment failure, power loss or telecommunications failures, terrorism, sabotage, or other intentional acts of vandalism. The Company’s disaster recovery plan may not address all of the problems that may be encountered in the event of a disaster or other unanticipated problem, which may result in disruption of service to data center customers.

Time Warner Cable has made significant investments in Clearwire, a company created by combining the wireless businesses of Sprint Nextel and Clearwire. Clearwire is in the process of constructing a nationwide 4G wireless network. Verizon plans to launch its 4G wireless network in 2010, and AT&T has plans to deploy its 4G wireless network starting in 2011. The Company has made no plans to construct a 4G wireless network, in part because it believes it has the fastest 3G wireless network in the Greater Cincinnati area.

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

CBW uses spectrum licensed to the Company for its GSM network. Introduction of new wireless products and services, as well as maintenance of the existing wireless business, may require CBW to obtain additional spectrum either to supplement or to replace the existing spectrum. Furthermore, the Company’s network depends on the deployment of radio frequency equipment on towers and on buildings. The Company, after the sale of its owned towers in December 2009, now leases substantially all the towers used in its wireless network operations, and the use of the towers under these leases is more restrictive than if these towers were owned by the Company. There can be no assurance that spectrum or the appropriate transmitting locations will be available to CBW or will be available on commercially favorable terms. Failure to obtain or retain any needed spectrum or transmitting locations could have a materially adverse impact on the wireless business as a whole, the quality of the wireless networks, and the ability to offer new competitive products and services.

A failure of back-office information technology systems could adversely affect the Company’s results of operations and financial condition.

The efficient operation of the Company’s business depends on back-office information technology systems. The Company relies on back-office information technology systems to effectively manage customer billing, business data, communications, supply chain, order entry and fulfillment and other business processes. A failure of the Company’s information technology systems to perform as anticipated could disrupt the Company’s business and result in a failure to collect accounts receivable, transaction errors, processing inefficiencies, and the loss of sales and customers, causing the Company’s reputation and results of operations to suffer. In addition, information technology systems may be vulnerable to damage or interruption from circumstances beyond the Company’s control, including fire, natural disasters, systems failures, security breaches and viruses. Any such damage or interruption could have a material adverse effect on the Company’s business.

The Company depends on a number of third-party providers, and the loss of, or problems with, one or more of these providers may impede our growth or cause us to lose customers.

The Company depends on third-party providers to supply products and services. For example, many of the Company’s information technology functions and call center functions are performed by third-party providers, network equipment is purchased from and maintained by vendors, and data center space is leased from landlords. In addition, with the recent sale of the Company-owned wireless towers, almost half of the towers are managed by one third-party service provider. Any failure on the part of third-party suppliers to provide the contracted services, additional required services, additional products, or additional leased space could impede the growth of the Company’s business and cause financial results to suffer.

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

Data center business could be harmed by prolonged electrical power outages or shortages, increased costs of energy, or general lack of availability of electrical resources.

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

CBW’s FCC licenses to provide wireless services are subject to renewal and revocation. Although the FCC has routinely renewed wireless licenses in the past, the Company cannot be assured that challenges will not be brought against those licenses in the future. Revocation or non-renewal of CBW’s licenses could result in a cessation of CBW’s operations and consequently lower operating results and cash flows for the Company.

From time to time, different regulatory agencies conduct audits to ensure that the Company is in compliance with the respective regulations. The Company could be subject to fines and penalties if found to be out of compliance with these regulations, and these fines and penalties could be material to the Company’s financial statements.

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

The market values of wireless licenses have varied dramatically over the last several years and may vary significantly in the future. In 2009, the Company incurred a loss of $4.8 million on the sale of spectrum it was not using in Indianapolis, Indiana. Further valuation swings could occur if:

•	consolidation in the wireless industry allows or requires carriers to sell significant portions of their wireless spectrum holdings;

•	a sudden large sale of spectrum by one or more wireless providers occurs;

•	market prices decline as a result of the sale prices in recent and upcoming FCC auctions; or

•	significant technology changes occur.

In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies designed to increase the number of wireless licenses available in each of the Company’s markets. For example, the FCC auctioned an additional 90 MHz of spectrum in the 1700 MHz to 2100 MHz band in the Advanced Wireless Services spectrum auction in 2006 and, in 2008, auctioned 62 MHz of 700 MHz wireless spectrum. If the market value of wireless licenses were to decline significantly, the value of the Company’s wireless licenses could be subject to non-cash impairment charges.

The Company reviews for potential impairments to indefinite-lived intangible assets, including wireless licenses and trademarks, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. A significant impairment loss, most likely resulting from reduced cash flow, could have a material adverse effect on the Company’s operating income and on the carrying value of the wireless licenses on the balance sheet.

Failure to anticipate the need for and introduce new products and services or to compete with new technologies may compromise the Company’s success in the telecommunications industry.

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

Although the Company does not believe that any of its products or services infringe upon the valid intellectual property rights of third parties, the Company may be unaware of intellectual property rights of others that may cover some of its technology, products, or services. Any litigation growing out of third-party patents or other intellectual property claims could be costly and time-consuming and could divert the Company’s management and key personnel from its business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Resolution of claims of intellectual property infringement might also require the Company to enter into costly license agreements. Likewise, the Company may not be able to obtain license agreements on acceptable terms. The Company also may be subject to significant damages or injunctions against development and sale of certain of its products. Further, the Company often relies on licenses of third-party intellectual property for its businesses. The Company cannot ensure these licenses will be available in the future on favorable terms or at all.

Third parties may infringe upon the Company’s intellectual property, and the Company may expend significant resources enforcing its rights or suffer competitive injury.

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

The loss of any of the senior management team or attrition among key sales associates could adversely affect the Company’s business, financial condition, results of operation, and cash flows.

The Company’s success will continue to depend to a significant extent on its senior management team and key sales associates. Senior management has specific knowledge relating to the Company and the industry that would be difficult to replace. The loss of key sales associates would hinder the Company’s ability to continue to benefit from long-standing relationships with customers. The Company cannot provide any assurance that it will be able to retain the current senior management team or key sales associates. The loss of any of these individuals could adversely affect the Company’s business, financial condition, results of operations, and cash flows.

If the Company fails to extend or renegotiate its collective bargaining agreements with its labor union when they expire, or if its unionized employees were to engage in a strike or other work stoppage, the Company’s business and operating results could be materially harmed.

The Company is a party to collective bargaining agreements with its labor union, which represents a significant number of its employees. Although the Company believes that relations with its employees are satisfactory, no assurance can be given that the Company will be able to successfully extend or renegotiate its collective bargaining agreements when they expire. If the Company fails to extend or renegotiate its collective bargaining agreements, if disputes with its union arise, or if its unionized workers engage in a strike or a work stoppage, the Company could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have a material adverse effect on the business. The Company’s collective bargaining agreement was renewed in February 2008 for three years and will expire in May 2011.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Cincinnati Bell Inc. and its subsidiaries own or maintain facilities in Ohio, Kentucky, Indiana, Michigan, and Illinois. Principal office locations are in Cincinnati, Ohio.

The property of the Company comprises telephone plant and equipment in its local telephone franchise area (i.e., Greater Cincinnati), the infrastructure associated with its wireless business in the Greater Cincinnati and Dayton, Ohio operating areas, and eleven data center facilities. Each of the Company’s subsidiaries maintains some investment in furniture and office equipment, computer equipment and associated operating system software, application system software, leasehold improvements, and other assets.

With regard to its local telephone operations, the Company owns substantially all of the central office switching stations and the land upon which they are situated. Some business and administrative offices are located in rented facilities, some of which are recorded as capital leases. In its wireless operations, CBW both owns and leases the locations that house its switching and messaging equipment. With the sale of 196 wireless towers in December 2009, CBW now leases substantially all of its tower sites, primarily from tower companies and other wireless carriers. CBW’s tower leases are typically either for a fixed 20-year term ending in December 2029 or renewable on a long-term basis at CBW’s option, both with predetermined rate escalations. In addition, CBW leases 22 Company-run retail locations. Technology Solutions operates eleven data centers — five owned and six leased — in Ohio, Kentucky, Indiana, Michigan, and Illinois. The data centers provide 24-hour monitoring of the customer’s computer equipment in the data center, power, environmental controls, and high-speed, high-bandwidth point-to-point optical network connections. CBTS also has leased office space in Kentucky, Ohio, Indiana, and Canada.

The Company’s gross investment in property, plant, and equipment was $3,145.1 million and $3,007.4 million at December 31, 2009 and 2008, respectively, and was divided among the operating segments as follows:

	December 31,
	2009	2008
Wireline	78.5%	78.8%
Wireless	11.8%	12.3%
Technology Solutions	9.6%	8.8%
Corporate	0.1%	0.1%

Total	100.0%	100.0%

For additional information about the Company’s properties, see Note 4 to the Consolidated Financial Statements.

Item 3. Legal Proceedings

The information required by this Item is included in Note 11 to the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of the Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common shares (symbol: CBB) are listed on the New York Stock Exchange. The high and low closing sales prices during each quarter for the last two fiscal years are listed below:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009	High	$2.30	$3.03	$3.56	$3.59
	Low	$1.30	$2.46	$2.60	$2.93
2008	High	$4.52	$4.71	$4.38	$3.04
	Low	$3.75	$3.89	$2.98	$1.39

(b) Holders

As of February 1, 2010, the Company had 32,903 holders of record of the 201,126,463 outstanding common shares and the 155,250 outstanding shares of the 6 3/4% cumulative convertible preferred stock.

(c) Dividends

The Company has not paid any dividends for the year ended December 31, 2009 and 2008 and does not currently intend to pay dividends in the future on its common shares.

(d) Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2009 regarding securities of the Company to be issued and remaining available for issuance under the equity compensation plans of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding stock options, awards, warrants and rights		Weighted- average exercise price of outstanding stock options, awards, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	24,603,051	(1)	$7.15	7,995,386
Equity compensation plans not approved by security holders	238,884	(2)	—	—

Total	24,841,935		$7.15	7,995,386

(1)	Includes 20,172,163 outstanding stock options and stock appreciation rights not yet exercised, 212,877 shares of time-based restricted stock, and 4,218,011 shares of performance-based awards, restrictions on which have not expired as of December 31, 2009. Awards were granted under various incentive plans approved by Cincinnati Bell Inc. shareholders. The number of performance-based awards assumes the maximum awards that can be earned if the performance conditions are achieved.
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

Therefore, the number of actual shares of common stock to be issued pursuant to the plan as of December 31, 2009 is approximately 19,000. This plan also provides that no awards are payable until such non-employee director completes at least five years of active service as a non-employee director, except if he or she dies while serving as a member of the Board of Directors.

(e) Stock Performance

The graph below shows the cumulative total shareholder return assuming the investment of $100 on December 31, 2004 (and the reinvestment of dividends thereafter) in each of (i) the Company’s common shares, (ii) the S&P 500 ® Stock Index, and (iii) the S&P© Integrated Telecommunications Services Index.

(f) Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2009:

	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (in millions)**
10/1/2009 – 10/31/2009	1,495,137	$3.44	1,494,005	$8.7
11/1/2009 – 11/30/2009	1,526,772	3.06	1,526,772	4.0
12/1/2009 – 12/31/2009	1,256,335	3.16	1,256,335	0

*	The period October 1, 2009 through October 31, 2009 includes 1,132 shares purchased at market value for certain deferred compensation plans.
**	In February 2008, the Company’s Board of Directors approved the repurchase of the Company’s outstanding common stock in an amount up to $150 million through December 2009. This program has been completed.

In February 2010, the Board of Directors approved an additional plan for the repurchase of the Company’s outstanding common stock in an amount up to $150 million. This new plan does not have a stated end date. The Company plans to repurchase shares to the extent its available cash is not needed for data center growth and other opportunities.

Item 6. Selected Financial Data

The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this document.

(dollars in millions, except per share amounts)	2009	2008	2007	2006	2005
Operating Data
Revenue	$1,336.0	$1,403.0	$1,348.6	$1,270.1	$1,209.6
Cost of services and products, selling, general and administrative, depreciation and amortization expense	1,030.7	1,078.7	1,026.4	955.5	908.0
Restructuring, loss on sale of asset and asset impairments, operating tax settlement, and shareholder claim settlement (a)	9.8	19.1	39.8	2.1	42.8
Operating income	295.5	305.2	282.4	312.5	258.8
Interest expense (b)	130.7	139.7	154.9	162.1	184.4
Loss (gain) on extinguishment of debt (b)	10.3	(14.1)	0.7	0.1	99.8
Net income (loss)	$89.6	$102.6	$73.2	$86.3	$(64.5)
Earnings (loss) per common share
Basic	$0.37	$0.39	$0.25	$0.31	$(0.30)
Diluted	$0.37	$0.38	$0.24	$0.30	$(0.30)
Dividends declared per common share	$—	$—	$—	$—	$—
Weighted average common shares outstanding (millions)
Basic	212.2	237.5	247.4	246.8	245.9
Diluted	215.2	242.7	256.8	253.3	245.9

Financial Position
Property, plant and equipment, net (c)	$1,123.3	$1,044.3	$933.7	$818.8	$800.4
Total assets (d)	2,064.3	2,086.7	2,019.6	2,013.8	1,863.3
Total long-term obligations (e)	2,395.1	2,472.2	2,369.6	2,486.5	2,295.3

Other Data
Cash flow provided by operating activities	$265.6	$403.9	$308.8	$334.7	$322.3
Cash flow used in investing activities	(93.8)	(250.5)	(263.5)	(260.0)	(142.7)
Cash flow used in financing activities	(155.5)	(172.8)	(98.6)	(21.0)	(178.8)
Capital expenditures	(195.1)	(230.9)	(233.8)	(151.3)	(143.0)

(a)	See Notes 1, 3, and 14 to the Consolidated Financial Statements for discussion related to 2009, 2008, and 2007.
(b)	See Note 7 to the Consolidated Financial Statements.
(c)	See Note 4 to the Consolidated Financial Statements for discussion related to 2009 and 2008.
(d)	See Notes 1, 4, 5, 6, 8, 12 and 14 to the Consolidated Financial Statements for discussion related to 2009 and 2008.
(e)	Total long-term obligations comprise long-term debt, less current portion, pension and postretirement benefit obligations, and other noncurrent liabilities.

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

Executive Summary

Despite a decline in revenue of $67.0 million from 2008 due to extremely difficult economic conditions, the Company was able to maintain operating income of $295.5 million in 2009 compared to $305.2 million in 2008 and diluted earnings per share of $0.37 in 2009 versus $0.38 in 2008. Highlights for 2009 were as follows:

Technology Solutions

Technology Solutions increased its data center and managed services revenue by 14% to $111.2 million in 2009 compared to 2008, which was primarily generated through utilization and billing of 30,000 square feet of new data center capacity. The Company has total data center capacity of 271,000 square feet, 79% utilized by customers, at December 31, 2009 compared to 209,000 square feet, 88% utilized, at December 31, 2008. Technology Solutions spent $25.6 million of capital expenditures in 2009, primarily to complete the construction of a new data center in the Greater Cincinnati area. Sales of telecom and IT equipment, a large portion of which are generated from data center customers, totaled $161.1 million during 2009, a 20% decrease from 2008. The decrease in equipment revenue was primarily driven from lower spending by business customers, particularly in the first half of 2009, due to the severe economic downturn. The Company intends to continue to pursue additional customers and growth specific to its data center business and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital both within and outside its traditional operating territory, to support this growth.

Technology Solutions operating income totaled $22.1 million in 2009, an increase of $4.0 million as compared to 2008. The income generated from the increased revenue on data center and managed services revenue noted above was offset by lower equipment sales, increased depreciation on more data center assets and costs for additional headcount to support the growing operations.

Wireless

Wireless service revenue decreased by 2% to $284.3 million in 2009 compared to 2008, primarily due to an average of 20,000 fewer subscribers. The Company believes it lost subscribers in 2009 due to the Company’s tightening of credit standards and increased competition in part driven by handset exclusivity contracts, such as for the iPhoneTM, which keeps the Company from being able to sell these popular handsets to its customers. In 2009, the Company focused its marketing and other resources on acquiring new subscribers who use “smartphones” (i.e., phones that provide robust keyboards and a rich internet experience for messaging and web browsing). Smartphone postpaid subscribers increased by 95% to 83,000 subscribers at December 31, 2009 compared to December 31, 2008, and smartphone subscribers now represent 22% of the Company’s postpaid subscribers. The Company believes this focus on smartphone subscribers has allowed its monthly average revenue per postpaid user to remain steady compared to 2008 as increased data usage (e.g., text messaging, emails, and internet service) offset a decline in voice revenue. The Company earned $10.00 per month on average from postpaid subscribers for data service in 2009 compared to $8.02 in 2008.

In December 2009, the Company sold 196 wireless towers, which represented substantially all of its owned towers, for $99.9 million in cash. CBW continues to use these towers in its operations under a 20-year lease agreement. See Note 5 to the Consolidated Financial Statements for further discussion regarding the sale of these wireless towers. Also, during 2009, the Company sold almost all of its owned wireless licenses for areas outside of its Cincinnati and Dayton operating territories. These licenses, which were primarily for the Indianapolis, Indiana region, were sold for $6.0 million, resulting in a loss on sale of the spectrum assets of $4.8 million.

Primarily as a result of the wireless postpaid service revenue decline, higher subsidies to attract new smartphone subscribers, the loss on sale of the spectrum, and higher depreciation partially offset by lower operating costs, Wireless segment operating income decreased by $13.8 million to $33.0 million in 2009.

Wireline

Wireline revenue decreased 4% to $773.1 million, as reductions in voice revenue due to ILEC access line losses more than offset growth in revenue from additional CLEC customers and data services. The Company ended the year with 738,100 total access lines and access line equivalents, a loss of 6% compared to 787,300 access lines and equivalents at December 31, 2008. Access lines decreased by 8% in 2009 in the Company’s ILEC territory but were partially offset by a 2,100 increase in access lines in areas outside of the ILEC territory (i.e., suburbs north of Cincinnati and Dayton) and by an increase of 7,000 VoIP access line equivalents sold to business customers. Data revenue grew 3% to $281.4 million from additional data transport revenue, primarily from business customers.

In 2009, the Company launched in limited areas its Fioptics product suite of services, which are fiber-to-the-home products that include entertainment, high-speed internet and voice services. The Company has focused its fiber network expenditures on high traffic areas, such as apartment complexes and business office parks, and as of December 31, 2009, the Company now “passes” and is able to provide its Fioptics services to 41,000 homes. The Company had 11,100 entertainment, 10,200 high-speed internet, and 7,500 voice Fioptics customers as of December 31, 2009.

In light of the severe economic downturn that occurred in 2009, the Company implemented several cost reduction initiatives, which primarily affected the Wireline segment. These initiatives included significant changes to its management pension and postretirement plans, including freezing pension benefits for certain management employees, phasing out the retiree healthcare plan for all management employees and certain retirees in 10 years, temporarily suspending matching contributions to the Company’s defined contribution plan for 2009, outsourcing certain IT functions and headcount reductions. These initiatives contributed annualized savings of approximately $30 million and reduced 2009 expenses by $25 million.

In the fourth quarter of 2009, the Company determined the need for additional cost reduction programs, which resulted in a restructuring charge of $10.5 million. A portion of this charge relates to 130 employees who were severed in early 2010, which will reduce costs by approximately $8 million in 2010. In 2008, the Company incurred restructuring charges of $28.1 million, primarily for an early retirement program for its union employees. These cost reduction programs are intended to reduce the cost structure of the Company to levels commensurate with the expected revenue reductions in the Wireline segment.

Wireline operating income of $261.2 million remained flat compared to 2008 as the decreased revenue from access line losses and decrease due to operating tax settlement gains in 2008 were offset by the cost reduction initiatives and reduction in restructuring charges.

Share repurchase program and debt buybacks

In 2009, the Company completed the share repurchase program authorized by the Board of Directors in February 2008 and, for the two-year program, repurchased a total of 48.6 million common shares or 20% of common shares outstanding at December 31, 2007. In 2009, the Company repurchased 28.0 million common shares for $73.2 million and, in 2008, repurchased 20.6 million common shares for $76.8 million.

In February 2010, the Board of Directors approved an additional plan for the repurchase of the Company’s outstanding common stock in an amount up to $150 million. This new plan does not have a stated end date. The Company plans to repurchase shares to the extent its available cash is not needed for data center growth and other opportunities.

The Company’s total indebtedness was $1,979.1 million at December 31, 2009 compared to $1,960.7 million at December 31, 2008. In 2009, the Company used the net proceeds from the issuance of $500 million of 8 1/4% Senior Notes due 2017 (“8 1/4% Senior Notes”) to redeem its outstanding $439.9 million of 7 1/4% Senior Notes due 2013 plus accrued and unpaid interest and related call premium, and for general corporate purposes including the repayment of other debt. The Company incurred a loss on debt extinguishment of $17.7 million on the redemption of the 7 1/4% Senior Notes due 2013. The Company also purchased and extinguished $10.0 million of the Company’s 7 1/4% Senior Notes due 2023 and retired $22.5 million of Cincinnati Bell Telephone Notes at an average discount of 24%, which resulted in a gain on debt extinguishment of $7.7 million.

Results of Operations

Consolidated Overview

The financial results for 2009, 2008, and 2007 referred to in this discussion should be read in conjunction with the Consolidated Statements of Operations and Note 14 to the Consolidated Financial Statements.

2009 Compared to 2008

Consolidated revenue totaled $1,336.0 million in 2009, a decrease of $67.0 million compared to $1,403.0 million in 2008. The decrease was primarily due to the following:

•	$30.5 million lower revenues in the Wireline segment due to lower voice revenue partially offset by higher data and Fioptics revenue;

•

$22.1 million lower revenues in the Technology Solutions segment primarily due to lower telecom and IT equipment distribution revenue partially offset by increased revenue from data center and managed services; and

•	$9.1 million lower revenues in the Wireless segment primarily due to lower postpaid service revenue and lower equipment revenue.

Operating income for 2009 was $295.5 million, a decrease of $9.7 million compared to 2008. The decrease was primarily due to the following:

•

$13.8 million decrease in Wireless segment operating income primarily due to lower postpaid service revenue, higher subsidies to attract new smartphone subscribers, loss on sale of spectrum and higher depreciation partially offset by lower operating costs; and

•

$4.0 million increase in Technology Solutions segment due to increased data center and managed services revenue and lower incentive compensation costs offset by lower IT equipment distribution revenue, higher payroll and employee related costs and higher depreciation.

Interest expense decreased to $130.7 million for 2009 compared to $139.7 million in 2008. The decrease compared to last year is primarily attributable to lower short-term interest rates.

The loss on extinguishment of debt of $10.3 million for 2009 was primarily due to the redemption of the Company’s 7 1/4% Senior Notes due 2013 and was partially offset by a gain on extinguishment of a portion of the Company’s 7 1/4% Senior Notes due 2023 and Cincinnati Bell Telephone Notes at an average discount of 24%. The gain on extinguishment of debt of $14.1 million for 2008 was due to the Company’s purchase and retirement of $108.1 million of the Company’s corporate bonds at an average discount of 14%. See Note 7 to the Consolidated Financial Statements for further details.

Other expense, net for 2008 of $3.4 million primarily resulted from unrealized losses on short-term interest rate swap contracts. The Company did not designate these swaps as hedging instruments, which resulted in the fair value loss on these instruments being recognized in earnings during each period that these instruments were outstanding.

Income tax expense decreased from $73.6 million in 2008 to $64.7 million in 2009 primarily due to lower pretax income.

The Company has certain non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses associated with the Broadband Securities. The Company used approximately $45 million of federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities. As a result, the Company had cash income tax payments of only $6.0 million in 2009.

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

•

$18.1 million lower revenues in the Wireline segment due to lower voice revenue and the effect of a $9.5 million one-time business customer project in 2007 partially offset by increased data, long distance and VoIP revenue.

Operating income for 2008 was $305.2 million, an increase of $22.8 million compared to 2007. The increase was primarily due to the following:

•	$12.5 million increase in Wireless segment operating income primarily due to higher postpaid revenue;

•

$9.2 million increase in Wireline segment operating income due to lower labor costs, lower restructuring costs and income from an operating tax settlement offset by a decline in revenue described above; and

•

$1.1 million decrease in Corporate expenses due to lower expense related to incentive and deferred compensation plans partially offset by higher expenses of $2.0 million related to a settlement of a patent lawsuit.

Interest expense decreased to $139.7 million for 2008 compared to $154.9 million in 2007. The decrease was primarily attributable to lower debt balances due to the purchase and extinguishment of a portion of the Company’s corporate bonds and lower short-term interest rates.

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

Discussion of Operating Segment Results

Wireline

The Wireline segment provides local voice telephone service, including custom calling features, and data services, including DSL high-speed internet access, dedicated network access, ATM — Gig-E based data transport, and dial-up internet access to customers in southwestern Ohio, northern Kentucky, and southeastern Indiana through the operations of CBT, an ILEC in its operating territory of an approximate 25-mile radius of Cincinnati, Ohio. CBT’s network has full digital switching capability and can provide data transmission services to over 96% of its in-territory access lines via DSL.

Outside of the ILEC territory, the Wireline segment provides these services through CBET, which operates as a CLEC both in the communities north of CBT’s operating territory and in the greater Dayton market. CBET provides voice and data services for residential and business customers on its own network and by purchasing unbundled network elements from the ILEC. CBET provides service through UNE-L to its customer base in the Dayton, Ohio market. The Wireline segment links the Cincinnati and Dayton geographies through its SONET, which provides route diversity via two separate paths.

In 2009, the Company launched in limited areas its Fioptics product suite of services, which are fiber-to-the-home products that include entertainment, high-speed internet and voice services. The Company has focused its fiber network expenditures on high traffic areas, such as apartment complexes and business office parks.

The Wireline segment also includes long distance, audio conferencing, other broadband services including private line and MPLS, VoIP services, security monitoring services, and payphone services.

(dollars in millions)	2009	2008	$ Change 2009 vs. 2008	% Change 2009 vs. 2008	2007	$ Change 2008 vs. 2007	% Change 2008 vs. 2007
Revenue:
Voice — local service	$343.2	$389.1	$(45.9)	(12)%	$432.4	$(43.3)	(10)%
Data	281.4	273.5	7.9	3%	258.6	14.9	6%
Long distance and VoIP	97.1	98.3	(1.2)	(1)%	79.3	19.0	24%
Other	51.4	42.7	8.7	20%	51.4	(8.7)	(17)%

Total revenue	773.1	803.6	(30.5)	(4)%	821.7	(18.1)	(2)%

Operating costs and expenses:
Cost of services and products	254.9	265.9	(11.0)	(4)%	276.6	(10.7)	(4)%
Selling, general and administrative	147.4	156.0	(8.6)	(6)%	151.0	5.0	3%
Depreciation	103.6	100.7	2.9	3%	105.2	(4.5)	(4)%
Amortization	1.0	1.2	(0.2)	(17)%	0.3	0.9	n/m
Restructuring	5.0	27.1	(22.1)	n/m	36.1	(9.0)	n/m
Operating tax settlement	—	(10.2)	10.2	n/m	—	(10.2)	n/m
Asset impairment	—	1.2	(1.2)	n/m	—	1.2	n/m

Total operating costs and expenses	511.9	541.9	(30.0)	(6)%	569.2	(27.3)	(5)%

Operating income	$261.2	$261.7	$(0.5)	0%	$252.5	$9.2	4%

Operating margin	33.8%	32.6%		1.2 pts	30.7%		1.9 pts
Capital expenditures	$134.2	$102.1	$32.1	31%	$96.3	$5.8	6%
Metric information (in thousands):
Local access lines	723.5	779.7	(56.2)	(7)%	834.3	(54.6)	(7)%
DSL subscribers	233.8	233.2	0.6	0%	221.5	11.7	5%
Fiber internet subscribers	10.2	1.2	9.0	n/m	—	1.2	n/m
Fiber entertainment subscribers	11.1	1.2	9.9	n/m	—	1.2	n/m
Long distance lines	508.3	531.6	(23.3)	(4)%	548.3	(16.7)	(3)%

2009 Compared to 2008

Revenue

Voice local service revenue includes local service, value added services, digital trunking, switched access, and information services. Voice revenue decreased in 2009 compared to 2008 primarily as a result of a 7% decrease in access lines. Access lines within the segment’s ILEC territory decreased by 58,300, or 8%, from 708,500 at December 31, 2008 to 650,200 at December 31, 2009. The Company believes the access line loss resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company has partially offset its access line loss in its ILEC territory by continuing to target voice services to residential and business customers in its CLEC territory. The Company had approximately 73,300 CLEC access lines at December 31, 2009, which is a 3% increase from December 31, 2008.

Data revenue consists of data transport, DSL high-speed internet access, dial-up internet access, and local area network (“LAN”) interconnection services. Data revenue increased $7.9 million in 2009 compared to 2008 primarily from higher data transport revenue, which increased primarily due to increased usage by third party users.

Long distance and VoIP revenue decreased $1.2 million in 2009 compared to 2008. The decrease resulted from lower minutes of use for long distance and audio conferencing, which caused a $6.6 million decrease in revenue for 2009. The decrease in long distance subscribers was due to a 6% decline in residential lines, consistent with the access line loss. The revenue decrease from long distance and audio conferencing was partially offset by growth in revenue from VoIP and broadband services. The VoIP access line equivalents increased from 7,600 at December 31, 2008 to 14,600 at December 31, 2009.

Other revenue increased $8.7 million in 2009 compared to 2008 primarily due to the introduction of the Company’s Fioptics fiber-to-the-home suite of products, which includes entertainment and high-speed internet services. As of December 31, 2009, the Company had 11,100 entertainment and 10,200 high-speed internet Fioptics customers.

Costs and Expenses

In light of the severe economic downturn that occurred in 2009, the Company implemented several cost reduction initiatives, which primarily affected the Wireline segment. These initiatives included significant changes to its management pension and postretirement plans, which froze pension benefits for certain management employees as well as phasing out the retiree healthcare plan for all management employees and certain retirees in 10 years, suspending matching contributions to the Company’s defined contribution plan for 2009, outsourcing certain IT functions and headcount reductions. These initiatives reduced costs by approximately $25 million in 2009, comprised of $14 million in cost of services and products and $11 million in selling, general and administrative expenses.

Cost of services and products decreased by $11.0 million in 2009 compared to 2008. The decrease in cost of services and products as a result of the initiatives described above, additional payroll cost decreases related to initiatives implemented in 2008 and lower operating taxes of $3.4 million were partially offset by an increase in network costs of $5.6 million, primarily to support the growth in VoIP, broadband and Fioptics services, and additional pension expense of $7.2 million associated with pension asset losses.

Selling, general and administrative expenses decreased $8.6 million in 2009 versus the prior year. The decrease resulting from the initiatives as discussed above and additional payroll cost decreases were partially offset by an increase in pension expense of $3.9 million associated with pension asset losses and a $1.7 million increase in bad debt expense.

Restructuring charges of $5.0 million for 2009 primarily resulted from the following:

•

employee separation obligations of $10.5 million resulting from the Company’s determination of the need for additional workforce reductions in order to align Wireline costs with expected reductions in future revenue from access line losses;

•	amortization of pension and postretirement special termination benefits of $2.1 million related to the 2007 and 2008 early retirement offers; and

•	a curtailment gain of $7.6 million due to changes in the pension and postretirement plans announced in February 2009.

Restructuring expenses for 2008 resulted from restructuring plans announced in 2007 and the first quarter of 2008 to reduce costs and increase operational efficiencies. See Note 3 to the Consolidated Financial Statements for further information.

The operating tax settlement for 2008 of $10.2 million resulted from the Company’s resolution of a contingent liability from prior years related to exposures on past regulatory filing positions.

2008 Compared to 2007

Revenue

Voice revenue decreased in 2008 compared to 2007 primarily as a result of a 7% decrease in access lines. Access lines within the segment’s ILEC territory decreased by 63,500, or 8%, from 772,000 at December 31, 2007 to 708,500 at December 31, 2008. The Company partially offset its access line loss in its ILEC territory with increased services to residential and business customers in its CLEC territory. The Company had approximately 71,200 CLEC access lines at December 31, 2008, which was a 14% increase from December 31, 2007.

Data revenue increased $14.9 million in 2008 compared to 2007 primarily as a result of higher data transport revenue and DSL revenue. Data transport revenues increased by $10.4 million in 2008 compared to

2007 primarily due to increased usage by third party users. Data revenue also increased by an additional $5.3 million in 2008 compared to 2007 due to an increase in DSL subscribers of 11,700, bringing total DSL subscribers to 233,200 at December 31, 2008.

Long distance and VoIP revenue increased $19.0 million in 2008 compared to 2007. The increase was primarily due to the acquisition of eGIX, which generated revenue of $13.0 million during 2008. The remaining increase was due to an increase in minutes of use for long distance, VoIP and new broadband services including private line and MPLS. The Company had 531,600 subscribed long distance access lines as of December 31, 2008 compared to 548,300 as of December 31, 2007. The decrease in subscribers was due to a 6% decline in residential lines, consistent with the access line loss, partially offset by a 3% increase in business subscribers.

Other revenue decreased $8.7 million from 2007 due to lower revenue on customer premise wiring projects, $9.5 million of which came from a large one-time business customer project in 2007.

Costs and Expenses

Cost of services and products decreased by $10.7 million in 2008 compared to 2007. The decrease in cost of services and products was due to $7.5 million in lower benefit costs, mainly lower pension and postretirement costs from plan changes announced in the third quarter of 2007, a $9.0 million decrease from costs associated with a large one-time business customer premise wiring project in 2007, and $4.4 million in lower wages primarily related to the restructuring plan announced in the fourth quarter 2007 and the union agreement signed in February 2008. These decreases were partially offset by an increase of $5.7 million in network costs to support the growth in long distance, VoIP, broadband services, and CLEC revenues, and $5.8 million in costs due to the acquisition of eGIX.

Selling, general and administrative expenses increased $5.0 million in 2008 versus 2007. The increase was primarily due to the acquisition of eGIX, which had $6.2 million of costs, and an increase in commissions. These increases were partially offset by lower pension and postretirement costs due to plan changes announced in the third quarter of 2007.

Restructuring expenses for 2008 and 2007 were primarily related to the restructuring plans announced in the fourth quarter of 2007 and first quarter of 2008 to reduce costs and increase operational efficiencies.

Wireless

The Wireless segment provides advanced digital voice and data communications services through the operation of a regional wireless network in the Company’s licensed service territory, which surrounds Cincinnati and Dayton, Ohio and includes areas of northern Kentucky and southeastern Indiana. Although Wireless does not market to customers outside of its licensed service territory, it is able to provide service outside of this territory through roaming agreements with other wireless operators. The segment also sells wireless handset devices and related accessories to support its service business.

(dollars in millions, except for operating metrics)	2009	2008	$ Change 2009 vs. 2008	% Change 2009 vs. 2008	2007	$ Change 2008 vs. 2007	% Change 2008 vs. 2007
Revenue:
Service	$284.3	$290.5	$(6.2)	(2)%	$267.5	$23.0	9%
Equipment	22.7	25.6	(2.9)	(11)%	27.0	(1.4)	(5)%

Total revenue	307.0	316.1	(9.1)	(3)%	294.5	21.6	7%

Operating costs and expenses:
Cost of services and products	161.6	162.6	(1.0)	(1)%	152.1	10.5	7%
Selling, general and administrative	68.2	70.7	(2.5)	(4)%	68.2	2.5	4%
Depreciation	37.9	33.4	4.5	13%	34.8	(1.4)	(4)%
Amortization	1.5	2.1	(0.6)	(29)%	3.0	(0.9)	(30)%
Restructuring	—	0.5	(0.5)	n/m	2.1	(1.6)	n/m
Loss on sale of asset	4.8	—	4.8	n/m	—	—	n/m

Total operating costs and expenses	274.0	269.3	4.7	2%	260.2	9.1	3%

Operating income	$33.0	$46.8	$(13.8)	(29)%	$34.3	$12.5	36%

Operating margin	10.7%	14.8%		(4.1) pts	11.6%		3.2 pts
Capital expenditures	$34.9	$50.3	$(15.4)	(31)%	$45.7	$4.6	10%
Operating metrics
Postpaid ARPU*	$48.56	$48.69	$(0.13)	0%	$46.55	$2.14	5%
Prepaid ARPU*	$28.64	$26.56	$2.08	8%	$23.97	$2.59	11%
Postpaid subscribers (in thousands)	379.1	403.7	(24.6)	(6)%	400.4	3.3	1%
Prepaid subscribers (in thousands)	154.0	146.9	7.1	5%	170.6	(23.7)	(14)%
Average postpaid churn	2.2%	2.1%		0.1 pts	1.6%		0.5 pts

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

2009 Compared to 2008

Revenue

Service revenue decreased by $6.2 million during 2009 as compared to last year primarily due to the following:

•

Postpaid service revenue decreased $7.3 million primarily due to a decrease in subscribers. The Company’s monthly subscriber churn increased from 2.1% in 2008 to 2.2% in 2009. The Company believes it lost subscribers in 2009 due to the Company’s tightening of credit standards and increased competition in part driven by handset exclusivity contracts, such as for the iPhoneTM, which keeps the Company from being able to sell these popular handsets to its customers. ARPU remained steady as a decline in voice revenue offset a 25% increase in data ARPU, as more customers are using smartphones, which promotes increased data usage. At December 31, 2009, the Company had 83,000 smartphone subscribers which represents 22% of its postpaid subscribers, compared to 11% at December 31, 2008; and

•	Prepaid service revenue increased $1.1 million compared to 2008 primarily due to an increase in ARPU of $2.08, which resulted from the focus on marketing higher value rate plans.

Equipment revenue for 2009 decreased $2.9 million from $25.6 million in 2008 to $22.7 million in 2009 primarily due to lower postpaid subscriber activations partially offset by higher handset revenue per unit.

Costs and Expenses

Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses decreased $1.0 million during 2009 versus the prior year period. The decrease was primarily attributable to lower operating taxes of $2.8 million and a $1.3 million decrease in third party service provider costs. These decreases were offset by a $3.4 million increase in handset costs, primarily due to increased Company handset subsidies to attract new smartphone customers.

Selling, general and administrative expenses decreased $2.5 million for 2009 compared to 2008, primarily due to lower distributor commissions of $2.2 million resulting from lower activations, as well as lower advertising and other costs partially offset by an increase in bad debt expense of $0.9 million.

The increase in depreciation expense of $4.5 million is related to the 3G wireless network that was launched in late 2008.

The decrease in amortization expense from the prior year is due to the Company’s accelerated amortization methodology.

During 2009, the Company sold almost all of its owned wireless licenses for areas outside of its Cincinnati and Dayton operating territories. These licenses, which were primarily for the Indianapolis, Indiana region, were sold for $6.0 million, resulting in a loss on sale of the spectrum assets of $4.8 million.

2008 Compared to 2007

Revenue

Service revenue increased by $23.0 million during 2008 as compared to 2007 primarily due to the following:

•

Postpaid service revenue increased $20.3 million due to an increase in average subscribers and ARPU. Postpaid subscribers increased from 400,400 subscribers at December 31, 2007 to 403,700 at December 31, 2008. The average monthly churn increased to 2.1% for 2008 compared to 1.6% for 2007. The increase in churn resulted from increased competition and Company-initiated disconnections of customers with credit problems. ARPU increased from $46.55 in 2007 to $48.69 in 2008. The ARPU increase includes a 29% increase in data ARPU; and

•

Prepaid service revenue increased $2.7 million compared to 2007 primarily due to an increase in ARPU of $2.59 partially offset by a lower number of subscribers. The number of prepaid subscribers at December 31, 2008 was 146,900, down from 170,600 prepaid subscribers at December 31, 2007. The Company focused its marketing in 2008 on higher usage rate plans, which generated higher ARPU but led to the decrease in the number of prepaid subscribers.

Equipment revenue decreased slightly from $27.0 million in 2007 to $25.6 million in 2008 primarily due to lower handset revenue per unit and lower prepaid subscriber activations.

Costs and Expenses

Cost of services and products increased $10.5 million during 2008 versus 2007. The increase was primarily attributable to a $9.7 million increase in network costs due to increased usage per subscriber and a $1.9 million increase in handset and subsidy costs, primarily due to Company initiatives to attract new customers and to retain existing customers. These increases were partially offset by lower operating taxes.

Selling, general and administrative expenses increased $2.5 million for 2008 compared to 2007, primarily due to an increase in bad debt expense.

The decrease in amortization expense from 2007 is due to the Company’s accelerated amortization methodology.

Technology Solutions

The Technology Solutions segment provides business technology solutions through the Company’s subsidiaries CBTS, GramTel, CBTS Canada Inc., and CBTS Software LLC.

Capital expenditures for the Technology Solutions segment totaled $25.6 million in 2009. The decrease in capital expenditures in 2009 versus 2008 and 2007 was primarily related to lower data center construction as weak economic conditions suppressed customer demand. The Company intends to continue to pursue additional customers and growth in its data center business, and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital both within and outside of its traditional operating territory, to support this growth.

(dollars in millions)	2009	2008	$ Change 2009 vs. 2008	% Change 2009 vs. 2008	2007	$ Change 2008 vs. 2007	% Change 2008 vs. 2007
Revenue:
Telecom and IT equipment distribution	$161.1	$201.2	$(40.1)	(20)%	$180.8	$20.4	11%
Data center and managed services	111.2	97.7	13.5	14%	67.6	30.1	45%
Professional services	20.8	16.3	4.5	28%	9.9	6.4	65%

Total revenue	293.1	315.2	(22.1)	(7)%	258.3	56.9	22%

Operating costs and expenses:
Cost of services and products	208.9	240.4	(31.5)	(13)%	204.6	35.8	17%
Selling, general and administrative	41.6	39.7	1.9	5%	27.2	12.5	46%
Depreciation	18.9	14.6	4.3	29%	7.0	7.6	n/m
Amortization	1.6	1.7	(0.1)	(6)%	0.4	1.3	n/m
Restructuring	—	0.7	(0.7)	n/m	1.0	(0.3)	n/m

Total operating costs and expenses	271.0	297.1	(26.1)	(9)%	240.2	56.9	24%

Operating income	$22.1	$18.1	$4.0	22%	$18.1	$—	0%

Operating margin	7.5%	5.7%		1.8 pts	7.0%		(1.3) pts

Operating metrics:
Capital expenditures	$25.6	$77.8	$(52.2)	(67)%	$91.8	$(14.0)	(15)%
Raised floor (in square feet)	271,000	209,000	62,000	30%	144,000	65,000	45%
Utilization rate	79%	88%		(9) pts	93%		(5) pts

2009 Compared to 2008

Revenue

Revenue from telecom and IT equipment distribution represents the sale, installation, and maintenance of major, branded IT and telephony equipment. Revenue from telecom and IT equipment distribution decreased by $40.1 million in 2009 versus 2008 primarily as a result of lower capital spending by business customers, particularly in the first half of 2009, due to the decline in the economy.

Data center and managed services revenue consists of recurring collocation rents from customers residing in the Company’s data centers, and revenue for managed VoIP solutions, and IT services that include network management, electronic data storage, disaster recovery and data security management. Revenue increased $13.5 million in 2009 as compared to 2008 primarily due to 30,000 square feet of increased billable data center space. Data center billed utilization at December 31, 2009 was 79% on 271,000 square feet of data center capacity compared to billed utilization of 88% on 209,000 square feet of data center capacity at December 31, 2008.

Professional services revenue consists of long-term and short-term IT outsourcing and consulting engagements. Revenue for 2009 increased by $4.5 million compared to 2008. The Company continues to expand its team of recruiting and hiring personnel in order to focus on selling these outsourcing and consulting engagements.

Costs and Expenses

Cost of services and products decreased by $31.5 million in 2009 compared to 2008 primarily due to a $34.7 million decrease in cost of goods sold related to lower telecom and equipment distribution revenue partially offset by higher data center facility costs and higher payroll related costs to support the growth in both data center and managed services and professional services revenues.

Selling, general and administrative increased by $1.9 million in 2009 compared to 2008. The increase in 2009 was primarily due to an increase of $3.7 million in payroll and employee related costs to support the growing operations and an advertising increase of $0.5 million partially offset by lower incentive compensation costs.

The increase in depreciation expense for 2009 compared to 2008 was primarily due to capital expenditures in recent years associated with expanding data center capacity.

2008 Compared to 2007

Revenue

Revenue from telecom and IT equipment distribution increased by $20.4 million in 2008 versus 2007 primarily as a result of increased equipment sales of $21.7 million partially offset by lower installation and maintenance services.

Data center and managed services increased $30.1 million in 2008 as compared to 2007 primarily due to increased product penetration within managed services and increased billable data center space. Data center billed utilization at December 31, 2008 was 88% on 209,000 square feet of data center capacity compared to billed utilization of 93% on 144,000 square feet of data center capacity at December 31, 2007.

Professional services revenue for 2008 increased by $6.4 million compared to 2007. The Company has expanded its team of recruiting and hiring personnel in order to focus on selling these outsourcing and consulting engagements.

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

The increase in depreciation expense for 2008 compared to 2007 was primarily due to capital expenditures in recent years associated with expanding data center capacity.

Corporate

Corporate is comprised primarily of general and administrative costs that have not been allocated to the business segments. Corporate costs totaled $20.8 million in 2009, $21.4 million in 2008, and $22.5 million in 2007.

2009 Compared to 2008

The decrease in corporate costs of $0.6 million from 2008 is due to lower consulting costs of $3.3 million, lower compensation and other benefits of $3.0 million, a decrease due to a patent lawsuit settlement charge of $2.0 million in 2008, and lower operating taxes. These cost decreases were offset by a stock-based compensation increase of $8.5 million, of which $7.7 million is due to the mark-to-market of cash-payment compensation plans that are indexed to the change in the Company’s stock price, which increased by 79% in 2009.

2008 Compared to 2007

The decrease in corporate costs of $1.1 million from 2007 is due to lower expense related to incentive and deferred compensation plans partially offset by higher expenses of $2.0 million related to a settlement of a patent lawsuit.

The Company’s Financial Condition, Liquidity, and Capital Resources

Capital Investment, Resources and Liquidity

Short-term view

The Company’s primary sources of cash are cash generated by operations and borrowings from its revolving credit facility. Even with the significant disruption in the U.S. economy and the Company’s prepayment of pension, postretirement and health care costs totaling $82.6 million, the Company was able to generate $265.6 million of cash flows from operations in 2009. The Company’s financial strength throughout this period of uncertainty was evident by its ability to complete the following financing transactions in 2009:

•

Amendment and extension of the Company’s revolving credit facility to August 2012. This facility was reduced from $250 million to $210 million, which the Company believes is adequate for funding its current operations. It is funded by 11 different financial institutions with no institution having more than 12% of the total facility, and the average interest rate on this facility since the June 2009 amendment was 4.0%, which the Company believes is an appropriate and acceptable financing cost. As of December 31, 2009, the Company had no outstanding borrowings and $24.5 million letters of credit outstanding under its revolving credit facility, leaving $185.5 million of additional borrowing availability under this facility.

•

Issuance of $500 million of 8 1/ 4% Senior Notes, the proceeds from which were primarily used to redeem all outstanding 7 1/4% Senior Notes due 2013 totaling $439.9 million. This issuance of 8 1/4% Senior Notes and redemption of 7 1/4% Senior Notes due 2013 extends the Company’s bond maturities for an additional four years at an appropriate and acceptable fixed rate.

•

Sale of 196 wireless towers for $99.9 million in cash and leaseback of the Cincinnati Bell Wireless space used on those towers, which equates to a $46.7 million capital lease obligation for the 148 towers sold without purchase price contingencies at an implied rate of 7.5%.

If needed, the Company believes that additional sources of liquidity are available to it, including access to public debt or equity markets.

Uses of cash include capital expenditures, repayments and repurchases of debt and related interest, repurchases of common shares, dividends on preferred stock, and business acquisitions. In 2009, 2008, and 2007, the Company made capital expenditures of $195.1 million, $230.9 million, and $233.8 million, respectively. A large portion of the Company’s capital expenditures is discretionary for revenue growth and would not be required in the future to sustain the Company’s current level of operations. This is particularly true for the capital-intensive Technology Solutions segment, which had capital expenditures of $25.6 million, $77.8 million, and $91.8 million in 2009, 2008, and 2007, respectively.

In 2009, 2008, and 2007, the Company made total debt repayments of $506.5 million (including payments of principal and call premium totaling $450.5 million to redeem the 7 1 /4% Senior Notes), $105.7 million, and $219.1 million, respectively. The Company expects to continue to use a portion of its cash flows for de-leveraging in the future, including discretionary, opportunistic repurchases of debt prior to its scheduled maturities. Additionally, the Company’s Receivables Facility, which totaled $85.9 million outstanding at December 31, 2009 and is described further in Note 7 to the Consolidated Financial Statements, is subject to bank renewals annually. While the Company expects to continue to renew this facility, the Company would be required to use cash, revolving credit facility borrowing capacity, or other borrowings to repay the Receivables Facility if it were not renewed.

In February 2008, the Company’s Board of Directors authorized the repurchase of the Company’s outstanding common stock in an amount up to $150 million over 2008 and 2009. The Company completed this program in 2009, repurchasing $73.2 million of common stock in 2009 and $76.8 million in 2008.

In February 2010, the Board of Directors approved an additional plan for the repurchase of the Company’s outstanding common stock in an amount up to $150 million. This new plan does not have a stated end date. The Company plans to repurchase shares to the extent its available cash is not needed for data center growth and other opportunities.

The Company believes that its operating cash flows, together with its revolving credit facility and other available debt and equity financing, will be adequate to meet investing and financing needs for 2010.

Long-term view

In addition to the uses of cash described in the Short-term view above, the Company has significant future debt maturities and other obligations that come due after 2010 (see Contractual Obligations table below), including $195 million of estimated cash contributions to its qualified pension plans during the years 2011 to 2017 based on current legislation and current actuarial assumptions.

The Corporate credit facility (including the revolving credit facility), which expires in August 2012, contains financial covenants that require the Company to maintain certain leverage, interest coverage, and fixed charge ratios. The facility also has certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make investments or merge with another company. If the Company were to violate any of its covenants and were unable to obtain a waiver, it would be considered a default. If the Company were in default under its credit facility, no additional borrowings under the credit facility would be available until the default was waived or cured. The Company believes it is in compliance and expects to remain in compliance with its Corporate credit facility covenants.

Various issuances of the Company’s public debt, which include the 8 3/8% Senior Subordinated Notes due 2014 (“8 3/8% Subordinated Notes”), the 7% Senior Notes due 2015 (“7% Senior Notes”), and the 8 1/4% Senior Notes contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. The Company believes it is in compliance and expects to remain in compliance with its public debt indentures.

The Company believes that cash provided by operations and its revolving credit facility, and the likelihood that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future. However, uncertainties related to the global and U.S. economies and the financial markets, particularly if the global and U.S. economies and financial markets are in disarray when the debt matures and other obligations are due, could prevent the Company from refinancing those liabilities at terms that are as favorable as those previously enjoyed, at terms that are acceptable to the Company, or at all.

Reasons for Debt and Accumulated Deficit

As of December 31, 2009, the Company had $2.0 billion of outstanding indebtedness and an accumulated deficit of $3.3 billion. The Company incurred a significant amount of indebtedness and accumulated deficit from the purchase and operation of a national broadband business over the period of 1999 to 2002, which caused outstanding indebtedness and accumulated deficit to reach their respective year-end peaks of $2.6 billion and $4.9 billion at December 31, 2002. This broadband business was sold in 2003.

Cash Flow

2009 Compared to 2008

Cash provided by operating activities in 2009 totaled $265.6 million, a decrease of $138.3 million compared to the $403.9 million provided by operating activities in 2008. The decrease was primarily due to $58.4 million of early contributions made to its pension and postretirement plans and a prepayment of $24.2 million to its medical trust for its active employees in 2009, a customer prepayment of $21.5 million received in 2008 for data center services and an increase in working capital, mainly due to timing of year-end payments. This decrease was partially offset by $13.2 million received related to the termination and settlement of interest rate swaps and $13.0 million in lower interest payments primarily due to lower short-term interest rates and debt balances.

Cash flow utilized for investing activities decreased $156.7 million to $93.8 million during 2009 as compared to $250.5 million for 2008. In 2009, the Company sold substantially all of its wireless towers for $99.9 million. The Company also sold almost all of its owned wireless licenses for areas outside of its Cincinnati and Dayton operating territories. These licenses, which were primarily for the Indianapolis, Indiana region, were sold for $6.0 million. In 2008, the Company paid $21.6 million related to the acquisition of businesses, $18.1 million of which related to the purchase of eGIX. Capital expenditures were $35.8 million lower for 2009 versus 2008 due to lower expenditures for data center facilities and the Company’s construction of its 3G wireless network in 2008 partially offset by an increase in Wireline capital expenditures for its fiber network.

Cash flow used in financing activities for 2009 was $155.5 million compared to $172.8 million during 2008. In 2009, the Company issued $500 million of 8 1/4% Senior Notes. The net proceeds after debt discount from this issuance of $492.8 million were used in part to redeem the outstanding 7 1/4% Senior Notes due 2013 of $439.9 million plus accrued and unpaid interest and related call premium. The Company also purchased and extinguished $32.5 million of the Cincinnati Bell Telephone Notes and the 7 1/4% Senior Notes due 2023 at an average discount of 24%. The Company paid $15.3 million of debt issuance costs related to the issuance of the 8 1/4 % Senior Notes and to amend and extend the term of the Corporate credit facility. In 2009, the Company also repurchased $73.2 million of the Company’s common stock as part of its two-year $150 million common stock repurchase plan. Borrowings under the Corporate credit and receivables facilities decreased $62.1 million in 2009. In 2008, the Company purchased and extinguished $108.1 million of 8 3/8% Subordinated Notes, 7 1/4% Senior Notes due 2013 and 7% Senior Notes at an average discount of 14% and repurchased $76.8 million of the Company’s common stock as part of its two-year $150 million common stock repurchase plan. Borrowings under the Corporate credit facility increased $18.0 million during 2008. For both 2009 and 2008, the Company paid preferred stock dividends of $10.4 million.

2008 Compared to 2007

Cash provided by operating activities in 2008 totaled $403.9 million, an increase of $95.1 million compared to 2007. The increase was primarily due to lower payments for interest and operating taxes totaling approximately $60 million and an early pension contribution made in 2007 of approximately $20 million.

Cash flow utilized for investing activities decreased $13.0 million to $250.5 million during 2008 as compared to 2007. In 2008, the Company paid $21.6 million related to the acquisitions of businesses, $18.1 million of which related to the purchase of eGIX. Cash flows utilized for investing activities in 2007 included payments of $23.6 million for the acquisition of a local telecommunications business and GramTel, a data center business headquartered in South Bend, Indiana. Capital expenditures were $2.9 million lower for 2008 versus 2007. In 2007, the Company deposited $4.4 million with the FCC to participate in the wireless spectrum auction in early 2008 and used $2.8 million of the deposit to purchase spectrum. The remainder of the deposit was returned in 2008.

Cash flow used in financing activities for 2008 was $172.8 million compared to $98.6 million during 2007. In 2008, the Company purchased and extinguished $108.1 million of 8 3/8% Subordinated Notes, 7 1/4% Senior Notes due 2013 and 7% Senior Notes at an average discount of 14% and repurchased $76.8 million of the Company’s common stock as part of its two-year $150 million common stock repurchase plan. Borrowings under the Corporate credit facility increased $18.0 million during 2008. During 2007, the Company repaid $184.0 million of the Tranche B Term Loan, utilizing $75.0 million from borrowings under the accounts receivables securitization facility and available cash. Also in 2007, the Company repaid $26.4 million of the 7 1/4% Senior Notes due 2013 and $5.0 million of 8 3/8% Subordinated Notes, and borrowed $55.0 million on the Corporate credit facility. For both 2008 and 2007, the Company paid preferred stock dividends of $10.4 million.

Future Operating Trends

Wireline

The Company suffered an 8% loss of ILEC access lines in 2009 as some customers elected to use wireless communication in lieu of the traditional local service, elected to use service from other providers, or can no longer pay for phone service. The Company believes these same factors will continue to affect its operations in future years. Further, the continued economic issues facing consumers and businesses could further exacerbate credit-related disconnections that the Company has experienced in the past. Credit-related disconnections represented 32% of total ILEC consumer access line losses in 2009, which is approximately 3 percentage points higher than in the past. The Company believes this level of credit-related disconnections will continue in 2010.

The Company has been successful at partially offsetting revenue reductions from access line losses with additional data revenue. DSL subscribers have increased by 600 in 2009, 11,700 in 2008, and 23,200 in 2007. The rate of the DSL subscribers increase is declining because the Company’s operating territory is saturated with customers that already have high-speed internet service.

Offsetting this trend, in 2009 the Company launched its Fioptics fiber-to-the-home product suite, which provides entertainment, high-speed internet and voice services. At year-end 2009, the Company passed and can provide service to 41,000 homes, and had 11,100 entertainment, 10,200 high-speed internet, and 7,500 voice Fioptics customers. The penetration rate of this product is almost 30% after only a six-month period. The Company expects the number of Fioptics customers to increase in 2010 and plans to construct additional fiber network in 2010, subject to capital availability.

Long distance and VoIP revenues will be impacted by several factors. As noted above, customers may disconnect local voice service for various reasons. In doing so, customers that have both the Company’s local voice and long distance service are likely to disconnect long distance service as well. Also, as noted above, some customers have disconnected wireline service in order to use service from other providers. These other providers are normally providing VoIP service, which the Company offers to business customers. The Company believes its VoIP operations will expand as business customers continue to look for alternatives to traditional ILEC-based operations and the VoIP technology continues to improve. The Company is planning to expand its VoIP offering and CLEC operations to two additional cities in 2010. This expansion effort has considerably lower capital investment than many of the Company’s other plans and will further leverage the Cincinnati Bell brand outside of the current operating footprint. The Company had 14,600 VoIP access line equivalents at December 31, 2009 versus 7,600 VoIP access line equivalents at December 31, 2008.

Wireless

Wireless postpaid revenue in the future is likely to be affected by data ARPU increases, as more customers begin using data services and smartphones. The Company’s data ARPU has increased from $6.21 in 2007 to $8.02 in 2008 to $10.00 in 2009. Given the Company’s focus on increasing smartphone subscribers, the Company expects data ARPU to increase in 2010. However, the Company believes postpaid ARPU will remain flat to 2009 as any data ARPU increase may be offset by lower voice revenue, consistent with the lower voice minutes of use per subscriber experienced in 2009.

Wireless postpaid subscribers decreased by 24,600 in 2009. The Company believes it lost subscribers in 2009 due to the Company’s tightening of credit standards and increased competition, in part driven by handset exclusivity contracts, such as for the iPhone TM, which keeps the Company from being able to sell these popular handsets to its customers. Similar to DSL service, the Company’s operating territory is well-saturated with existing wireless cell phone users. Future subscriber increases are more likely to come from increasing market share, as opposed to acquiring a customer who has never had a cell phone. The Company’s competitors are well-funded, and increases in market share are difficult to attain. The Company believes it is likely in 2010 that competition will be fierce and its competitors will continue to have exclusivity contracts on the most popular handsets, which could result in further postpaid subscriber decreases in 2010. Improvements in CBW net subscriber losses would need to come from a higher level of gross activations resulting from enhanced communication regarding CBW’s strong network, the value proposition of its wireless voice and data plans, and outstanding customer service. The Company believes average postpaid churn will remain at the same levels as experienced in 2009.

Technology Solutions

Revenue from data center and managed services increased by 14% in 2009, 45% in 2008, and 43% in 2007. Although the Company plans to add new data center capacity in 2010 and believes data center operations is a key growth area for the Company, the poor economic environment in 2009 caused a decrease in the demand for new data center space. The Company expects that a recovering economy could help to increase demand for data center space and managed services in 2010.

Revenue from equipment distribution decreased 20% in 2009, after increasing by 11% in both 2008 and 2007. These customer purchases generally represent large capital purchases that are, to some extent, discretionary. That is, in periods of fiscal restraint, a customer may defer these capital purchases for IT and telephony equipment and, instead, use its existing, outdated equipment for a little longer. The Company experienced a slow down in these purchases in 2009 given the uncertainty around the economy, particularly in the first half of the year. As the economy began to recover in the second half of 2009, revenue from equipment distribution began to increase. The Company expects that a recovering economy could help increase demand for IT and telephony equipment in 2010.

In 2010, the Company intends to continue to pursue additional customers and growth in its data center business and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital both within and outside its traditional operating territory, to support this growth.

2010 Segment Reorganization

In 2010, the Company plans to reclassify certain data center operations that have been historically reported in the Wireline segment to the Technology Solutions segment. This change will increase Technology Solutions segment revenue by approximately $10 million and increase Technology Solutions operating income by approximately $6 million, and will decrease the Wireline segment results by the same amounts.

Business and Consumer Customers

As noted previously in Item 1 under “Customers,” the Company’s revenue from consumer access line customers has decreased as a percentage of its total revenue, and revenue from other products, such as data center service for business customers, has increased. The Company expects these trends to continue. Because a large portion of the costs associated with the Company’s wireline voice service to consumers are fixed network costs, continued productivity improvements will be necessary and may likely be difficult to continue to achieve in order for the Company to reduce its costs at the same rate as the revenue losses associated with consumer access line loss. Conversely, the costs associated with the Company’s business growth products are largely variable in nature. For example, the construction of new data centers is required to continue business revenue growth for this product. The Company believes it has largely been successful in the past several years at maintaining revenue and profitability in the face of high margin consumer access line loss and lower margin business revenue growth, and it will need to continue to be innovative with new products for both consumers and business customers as well as achieve productivity gains for this success to continue in future years.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2009:

(dollars in millions)	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$1,846.2	$2.4	$288.8	$560.0	$995.0
Capital leases	125.1	13.4	22.6	13.1	76.0
Interest payments on long-term debt and capital leases (2)	981.9	136.4	272.7	211.5	361.3
Noncancelable operating lease obligations	46.9	8.2	15.5	13.3	9.9
Purchase obligations (3)	64.5	62.1	1.4	1.0	—
Pension and postretirement benefits obligations (4)	236.8	22.6	62.9	79.3	72.0
Other liabilities (5)	47.3	11.3	10.0	9.2	16.8

Total	$3,348.7	$256.4	$673.9	$887.4	$1,531.0

(1)	Long-term debt excludes net unamortized premiums and the unamortized call amounts received on terminated interest rate swaps.
(2)	Interest payments on long-term debt and capital leases include interest obligations on both fixed and variable rate debt, assuming no early payment of debt in future periods. The Company used the interest rate forward curve at December 31, 2009 to compute the amount of the contractual obligation for interest payments on variable rate debt.

(3)	Purchase obligations primarily consist of amounts under open purchase orders.
(4)	Included in pension and postretirement benefit obligations are payments for the Company’s postretirement benefits, qualified pension plans, non-qualified pension plan and other employee retirement agreements. Amounts for 2010 include $13 million of expected cash contributions for postretirement benefits. Although the Company currently expects to continue operating the plans past 2009, its contractual obligation related to postretirement benefits only extends through the end of 2009. Amounts for 2010 through 2017 include $203 million of estimated cash contributions to its qualified pension plans, with $8 million expected to be contributed in 2010. The Company’s expected qualified pension plan contributions are based on current plan design, legislation and current actuarial assumptions. Any changes in plan design, the legislation or actuarial assumptions will also affect the expected contribution amount.
(5)	Includes contractual obligation payments primarily related to restructuring reserves, asset removal obligations, long-term disability obligations, workers compensation liabilities, long-term incentive plan obligations, an acquisition and liabilities for unrecognized tax benefits. Payments for unrecognized tax benefits are assumed to occur within three to five years.

The contractual obligations table is presented as of December 31, 2009. The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

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

Off-Balance Sheet Arrangements

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $24.5 million as of December 31, 2009. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make. Except for indemnification amounts recorded in relation to the sale of its national broadband business in 2003, the Company has not recorded a liability for these indemnities, commitments, and other guarantees in the Consolidated Balance Sheets.

Warrants

As part of the March 2003 issuance of the 16% Senior Subordinated Discount Notes due 2009 (“16% Notes”), the purchasers of the 16% Notes received 17.5 million common stock warrants, which expire in March 2013, to purchase one share of Cincinnati Bell Inc. common stock at $3.00 each. Of the total gross proceeds received for the 16% Notes, $47.5 million was allocated to the fair value of the warrants using the Black-Scholes option-pricing model. This value less applicable issuance costs was recorded to “Additional paid-in capital” in the Consolidated Balance Sheet. There were no exercises of warrants in 2009, 2008, or 2007.

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

Revenue Recognition — The Company adheres to revenue recognition principles described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 605, “Revenue Recognition.” Under ASC 605, revenue is recognized when there is persuasive evidence of a sale arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

Technology Solutions professional services, including product installations, are recognized as the service is provided. Technology Solutions also provides maintenance services on telephony equipment under one to four year contract terms. This revenue is deferred and recognized ratably over the term of the underlying customer contract.

Product revenue — The Company recognizes equipment revenue upon the completion of contractual obligations, such as shipment, delivery, installation, or customer acceptance. Wireless handset revenue and the related activation revenue are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Wireless equipment costs are also recognized upon handset sale and are in excess of the related handset and activation revenue.

The Company is a reseller of IT and telephony equipment and considers the gross versus net revenue recording criteria of ASC 605, such as title transfer, risk of product loss, and collection risk. Based on this criteria, these equipment revenues and associated costs have generally been recorded on a gross basis, rather than recording the revenues net of the associated costs. The Company benefits from vendor rebate plans, particularly rebates on hardware sold by Technology Solutions. If the rebate is earned and the amount is determinable based on the sale of the product, the Company recognizes the rebate as an offset to costs of products sold upon sale of the related equipment to the customer.

With respect to arrangements with multiple deliverables, the Company determines whether more than one unit of accounting exists in an arrangement. To the extent that the deliverables are separable into multiple units of accounting, total consideration is allocated to the individual units of accounting based on their relative fair value, determined by the price of each deliverable when it is regularly sold on a stand-alone basis. Revenue is recognized for each unit of accounting as delivered or as service is performed depending on the nature of the deliverable comprising the unit of accounting.

The Company often is contracted to install the IT equipment that it sells. The revenue recognition guidance in ASC 985, “Software,” is applied, which requires vendor specific objective evidence (“VSOE”) in order to recognize the IT equipment separate from the installation. The Company has customers to which it sells IT equipment without the installation service, customers to which it provides installation services without the IT equipment, and also customers to which it provides both the IT equipment and the installation service. As such, the Company has VSOE that permits the separation of the IT equipment from the installation services. The Company recognizes the IT equipment revenue upon completion of its contractual obligations, generally upon delivery of the IT equipment to the customer, and recognizes installation service revenue upon completion of the installation.

Pricing of local voice services is generally subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition, and other public policy issues. Various regulatory rulings and interpretations could result in increases or decreases to revenue in future periods.

Accounting for Allowances for Uncollectible Accounts Receivable — The Company established the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. The Company believes its allowance for uncollectible accounts is adequate based on these methods, as the Company has not had unfavorable experience with its estimation methods. However, if one or more of the Company’s larger customers were to default on its accounts receivable obligations or if general economic conditions in the Company’s operating area further deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established. Substantially all of the Company’s outstanding accounts receivable balances are with entities located within its geographic operating areas. Regional and national telecommunications companies account for the remainder of the Company’s accounts receivable balances. The Company has receivables with one large customer that exceed 10% of the Company’s outstanding accounts receivable balance.

Reviewing the Carrying Values of Goodwill and Indefinite-Lived Intangible Assets — Pursuant to ASC 350, “Intangibles — Goodwill and Other,” goodwill and intangible assets not subject to amortization are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.

With respect to goodwill, the Company estimates the fair value of the respective reporting unit based on expected future cash flows generated by the reporting unit discounted at the appropriate weighted average cost of capital. The estimated fair value of the respective reporting units was substantially higher than its carrying values, and, as such, there was no indication of impairment in 2009.

Indefinite-lived intangible assets consist of FCC licenses for spectrum and trademarks for the Wireless segment. The Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC. The fair value of the licenses was determined by using the “Greenfield” method, an income-based approach. The fair value of the trademarks was determined by using the relief-from-royalty method, which estimates the present value of royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology. The fair values of the licenses and trademarks were at least 30% higher than their respective carrying values, and, as such, there was no indication of impairment in 2009.

Changes in certain assumptions could have a significant impact on the impairment test for goodwill and indefinite-lived intangible assets. For example, a one percent change in the discount rate used to determine the fair value of the Wireless segment, which represents over 80% of the Company’s total goodwill and indefinite-lived intangible assets, would result in a change in the fair value of this reporting unit by approximately $40 million.

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

The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite-lived intangible assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In assessing impairments, the Company follows the provisions of ASC 360, “Property, Plant, and Equipment.” An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value.

If technological changes were to occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than expected, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation expense in future periods. Competition from new or more cost effective technologies could affect the Company’s ability to generate cash flow from its network-based services. This competition could ultimately result in an impairment of certain of the Company’s tangible or intangible assets. This could have a substantial impact on the operating results of the Company. A one-year change in the useful life of these assets would increase or decrease annual depreciation expense by approximately $20 million.

Accounting for Business Combinations — In accounting for business combinations, the Company applies the accounting requirements of ASC 805, “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, the Company analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, especially with respect to the intangible assets. In addition, contingent consideration will be presented at fair value of the date of acquisition and transaction costs will be expensed as incurred.

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

As of December 31, 2009, the Company had $477.5 million in net deferred income taxes, which includes approximately $1.1 billion of federal tax net operating loss carryforwards with a deferred tax asset value of approximately $393.7 million. The federal tax loss carryforwards are available to the Company to offset taxable income in current and future periods. The majority of the remaining tax loss carryforwards will expire between 2021 and 2023 and are not currently limited under U.S. tax laws. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Based on current income levels and anticipated future reversal of existing temporary differences, the Company expects to utilize its federal net operating loss carryforwards within their expiration periods.

In addition to the federal tax net operating loss carryforwards, the Company has state and local net operating loss carryforwards with a deferred tax asset value of approximately $60.6 million, alternative minimum tax credit carryforwards of approximately $14.4 million, and deferred tax temporary differences and other tax attributes of approximately $76.0 million. A valuation allowance of $67.2 million is provided at December 31, 2009 against certain state and local net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period.

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

The Company adopted the provisions of ASC 740, “Income Taxes,” on January 1, 2007. As a result of the implementation of ASC 740, the Company recognized a $5.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. At December 31, 2009 and 2008, the Company had a $16.7 million and a $15.6 million liability recorded for unrecognized tax benefits, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $16.4 million. The Company does not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2006.

The Company recognizes accrued penalties related to unrecognized tax benefits in income tax expense. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. Accrued interest and penalties are insignificant at December 31, 2009 and December 31, 2008.

Refer to Note 12 to the Consolidated Financial Statements for further information regarding the Company’s income taxes.

Operating Taxes

The Company incurs certain operating taxes that are reported as expenses in operating income, such as property, sales, use, and gross receipts taxes. These taxes are not included in income tax expense because the amounts to be paid are not dependent on the level of income generated by the Company. The Company also records expense against operating income for the establishment of liabilities related to certain operating tax audit exposures. These liabilities are established based on the Company’s assessment of the probability of payment. Upon resolution of an audit, any remaining liability not paid is released and increases operating income. The Company recognized income of $0.5 million in 2009, expense of $1.5 million in 2008 and income of $2.4 million in 2007 upon resolution of operating tax audits, net of new liabilities established.

The Company incurs federal regulatory taxes on certain revenue producing transactions. The Company is permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amount recorded as revenue for 2009, 2008, and 2007 was $16.7 million, $16.6 million, and $17.3 million, respectively. Excluding an operating tax settlement gain of $10.2 million in 2008, the amount expensed for 2009, 2008, and 2007 was $17.2 million, $17.0 million, and $18.2 million, respectively. The Company records all other taxes collected from customers on a net basis. In the fourth quarter of 2008, the Company settled certain operating tax issues and as a result recorded $10.2 million of income, which is presented as an “Operating tax settlement” in the Consolidated Statements of Operations.

Accounting for Pension and Postretirement Expenses — In accounting for pension and postretirement expenses, the Company applies the accounting requirements of ASC 715 “Compensation — Retirement Benefits.” ASC 715 requires the Company to recognize the funded status of its defined benefit pension and postretirement benefit plans on the consolidated balance sheet and recognize as a component of accumulated other comprehensive income (loss), net of tax, the gains or losses and prior service costs that arise during the period, but are not recognized as components of net periodic benefit cost.

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

The significant changes in 2009 caused a 90% decrease in the expected future service years for active participants in the management pension plan, which triggered a plan curtailment. The curtailment gain of $7.6 million consisted of the acceleration of unrecognized prior service benefits. The Company also determined that the significant changes to the postretirement plan benefits required a remeasurement of these plans. The Company remeasured its management pension plan and its postretirement plans, using revised assumptions, including modified retiree benefit payment assumptions, revised discount rates and updated plan asset information. Additionally, the Company determined that these benefit changes result in substantially all of the remaining participants in the management postretirement plan to be either fully eligible for benefits or retired. As such, the unrecognized prior service gain and unrecognized actuarial gains are amortized over the average life expectancy of the participants rather than the shorter service periods previously used. As a result of the remeasurement, the Company’s pension and postretirement obligations were reduced by approximately $124 million, deferred tax assets were reduced for the related tax effect by $45 million, and equity was increased by $79 million.

The Company incurred special termination benefit charges of $8.2 million in the fourth quarter of 2007 due to 105 management employees accepting early retirement special termination benefits. In the first quarter of 2008, the Company incurred an additional $22.1 million related to 284 union employees accepting early retirement special termination benefits. The Company also recorded $2.1 million and $4.9 million of expense during 2009 and 2008, respectively, related to remaining special termination benefits being amortized over the future service period for both the management and union employees. As a result of the early retirement special termination benefits which decreased the expected future service years of the plan participants, the Company determined curtailment charges were required. The 2008 curtailment charge for the union pension plan and union postretirement plan consisted of an increase in the benefit obligation of $2.2 million and $12.5 million, and the acceleration of unrecognized prior service cost of $0.9 million and a benefit of $0.1 million, respectively. In 2007, the curtailment charge for the management pension plan and management postretirement plan consisted of an increase in the benefit obligation of $1.9 million and $4.3 million, and the acceleration of an unrecognized prior service cost and transition obligation of a benefit of $1.0 million and a cost of $1.2 million, respectively. In the first quarter of 2008 as a result of the early retirement special termination benefits, the Company remeasured its non-management pension and postretirement obligations using revised assumptions, including modified retiree benefit payment assumptions and a discount rate of 6.4%. As a result of the remeasurement, the Company’s pension and postretirement obligations were reduced by approximately $17 million, deferred tax assets were reduced for the related tax effect by $6 million, and equity was increased by $11 million.

In 2007, the Company announced changes to its pension and postretirement plans that reduce medical benefit payments by fixing the annual Company contribution for certain eligible retirees and that reduce life insurance benefits paid from these plans. Based on these changes, the Company determined that a remeasurement of its pension and postretirement obligations was necessary. The Company remeasured its pension and postretirement obligations in 2007 using revised assumptions, including modified benefit payment assumptions reflecting the changes and a discount rate of 6.25%. These changes reduced the Company’s pension and postretirement obligations by approximately $74 million, reduced deferred tax assets for the related tax effect by $27 million, and increased equity by $47 million.

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

Discount rate

A discount rate is used to measure the present value of the benefit obligations. The Company determines the discount rate for each plan individually. In determining the selection of a discount rate, the Company estimates the timing and expected future benefit payment, and applies a yield curve developed to reflect yields available on high-quality bonds. Based on the analysis, the discount rate was set at 5.50% for the pension plans and 5.10% for the postretirement plans as of December 31, 2009 and 6.25% for the pension and postretirement plans as of December 31, 2008.

Expected rate of return

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the mix of investments held directly by the plans, which is generally 60% equities and 40% fixed income securities, and the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. The Company used an assumed long-term rate of return of 8.25% on the Company’s pension and postretirement assets to determine pension and postretirement benefit costs in 2009. At December 31, 2009, the pension asset returns remained at 8.25%, but the Company decreased the asset returns for the postretirement assets to 0% because these assets were invested in low-risk securities with low returns given the expected use of these postretirement plan assets for benefit payments in 2010. Actual asset returns for the pension trusts, which represent over 90% of invested assets, were a gain of 15% in 2009 and 7% in 2007, and a loss of 23% in 2008. In its pension calculations, the Company utilizes the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and consistent manner. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.

Health care cost trend

The Company’s health care cost trend rate is developed on historical cost data, the near-term outlook, and an assessment of likely long-term trends. The health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2009 was 9.0% and is assumed to decrease gradually to 4.5% by the year 2015.

The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact assets, liabilities, equity, cash flow, costs of services and products, and selling, general and administrative expenses.

The following table represents the sensitivity of changes in certain assumptions related to the Company’s pension and postretirement plans:

(dollars in millions)	% Point Change	Pension Benefits		Postretirement and Other Benefits
		Increase/ (Decrease) in Obligation	Increase/ (Decrease) in Expense	Increase/ (Decrease) in Obligation	Increase/ (Decrease) in Expense

Discount rate	+/-0.5%	$21.0/(21.0)	$0.7/(0.7)	$5.7/(5.3)	$0.1/(0.1)
Expected return on assets	+/-0.5%	n/a	$1.6/(1.6)	n/a	$0.1/(0.1)
Health care cost trend rate	+/-1.0%	n/a	n/a	$5.6/(5.1)	$0.3/(0.3)

At December 31, 2009, the Company had unrecognized actuarial net losses of $230.6 million for the pension plans and $89.6 million for the postretirement and other benefit plans. The unrecognized net losses have been primarily generated by changes in previous years related to discount rates, asset return differences and actual health care costs. Because gains and losses reflect refinements in estimates as well as real changes in economic values and because some gains in one period may be offset by losses in another or vice versa, the Company is not required to recognize these gains and losses in the period that they occur. Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, the Company amortizes the excess over the average remaining service period of active employees (approximately 15 years on average) expected to receive benefits under the plan.

Accounting for Termination Benefits — The Company has written severance plans covering both its management and union employees and, as such, accrues probable and estimable employee separation liabilities in accordance with ASC 712, “Compensation — Nonretirement Postemployment Benefits.” These liabilities are based on the Company’s historical experience of severance, historical costs associated with severance, and management’s expectation of future severance. As of December 31, 2009, the Company has $14.4 million of accrued employee separation liabilities. This represents expected severance costs for employees over the next five years that are primarily related to the Company’s need to downsize its Wireline operations to conform to the decreased access lines being served by the Company.

When employee terminations occur, the Company also considers the guidance in ASC 715 to determine if employee terminations give rise to a pension and postretirement curtailment charge. The Company’s policy is that terminations in a calendar year involving 10% or more of the plan future service years result in a curtailment of the pension or postretirement plan.

See Note 3 to the Consolidated Financial Statements for further discussion on the Company’s restructuring plans.

Regulatory Matters and Competitive Trends

Federal — The Telecommunications Act of 1996 was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. From 1996 to 2008, federal regulators considered a multitude of proceedings ostensibly aimed at promoting competition and deregulation. Although the Act called for a deregulatory framework, the FCC’s approach has been to maintain significant regulatory restraints on the traditional incumbent local exchange carriers while increasing opportunities for new competitive entrants and new services by applying minimal regulation. While the Company has expanded beyond its incumbent local exchange operations by offering wireless, long distance, broadband, Internet access, VoIP and out-of-territory competitive local exchange services, a significant portion of its revenue is still derived from its traditional local exchange services, which still remain subject to a varying degree of regulation. Beginning in 2009, the focus of federal regulators shifted primarily to promoting investment in and adoption of advanced telecommunications services, primarily broadband services. The FCC has been directed by Congress to develop a National Broadband Plan by February 17, 2010 (subsequently extended to March 17, 2010) and it is expected that much of the FCC’s efforts for the foreseeable future will be related to the implementation of that plan. Many of the FCC’s existing proceedings will be reexamined with a broadband focus and new proceedings will undoubtedly be opened. It is possible that some components of the National Broadband Plan will be implemented relatively quickly, but implementation of the more complex and controversial recommendations may span several years. The financial impact of the various federal proceedings will depend on many factors including the extent of competition in our market and the timing and outcome of the FCC’s decisions and any appeals from those decisions.

Intercarrier Compensation

Current rules specify different means of compensating carriers for the use of their networks depending on the type of traffic and technology used by the carriers. The FCC has an open proceeding to consider various plans that have been proposed for revising the disparate intercarrier compensation system into a unified regime that treats all traffic in a uniform manner. This proceeding will likely be reexamined in the context of the National Broadband Plan. The outcome of this proceeding could have significant impacts on all carriers and will probably be phased-in over a five to ten year period. This proceeding impacts the switched access and end-user components of CBT’s revenue.

Special Access

In early 2005, the FCC opened a proceeding to review the current special access pricing rules. Under the existing rules, CBT’s special access services are subject to price cap regulation with no earnings cap. This ongoing proceeding reexamines the entire special access pricing structure, including whether or not to reinstate an earnings cap. In 2007, the FCC invited interested parties to update the record and in 2009 initiated a process to more thoroughly analyze whether the existing rules ensure just and reasonable rates. This proceeding is also likely to be addressed in the National Broadband Plan.

VoIP

In 2004, the FCC declared that VoIP services are interstate services and purported to preempt state regulation. Since then, the FCC has considered several petitions asking it to rule on whether and under what circumstances voice services utilizing Internet Protocol (“IP”) are subject to access charges. It has ruled that peer-to-peer Internet voice services that do not use the public switched telephone network (“PSTN”) are not subject to access charges. Separately, it has ruled that services that originate and terminate on the PSTN but employ IP in the middle are subject to access charges. The FCC is still considering other VoIP petitions, including one that seeks to exempt from access charges calls that originate using VoIP, but terminate on the PSTN. In addition, the FCC has an open rulemaking proceeding to determine the regulatory status of IP-enabled services generally. Although the FCC has not classified VoIP as a telecommunications service or information service, it has extended to VoIP services many traditional telecommunications service regulations, such as 911, universal service funding, local number portability, and customer proprietary network information. In addition, several state commissions continue to challenge whether prior FCC orders have preempted state regulation of VoIP services.

Universal Service

The federal Universal Service Fund (“USF”) is currently funded via an assessment on all telecommunications carriers’ and interconnected VoIP providers’ interstate end-user revenue. The National Broadband Plan may call for a substantial overhaul of the federal USF programs and funding mechanism. Although some changes, such as redirecting certain high-cost funding to broadband and removing barriers on the use of E-rate funds for broadband connections may be implemented in the short term, major overhaul of the high-cost and low-income programs and the funding mechanism would likely be long-term aspects of the plan. The most direct impacts on the Company due to the USF reform are likely to be due to changes in the funding mechanism and expansion of the low-income program to broadband services. Any such alteration could result in a change in the manner in which carriers recover their contributions from end users.

Broadband Internet Access/Net Neutrality

In an order adopted in 2005, the FCC provided wireline carriers the option of offering broadband Internet access as a non-regulated information service (comparable treatment to cable modem Internet access) or as a regulated telecommunications service. In 2007 CBT elected the non-regulated information service designation for its broadband Internet access service. In 2007, the FCC ruled that wireless broadband service is also a non-regulated information service on the same regulatory footing as other broadband services, such as cable modem service and wireline DSL service. In 2009, the FCC opened a proceeding to codify “net neutrality” rules intended to ensure that the Internet remains open to the public on a nondiscriminatory basis. While it appears likely new rules will be adopted, the specifics, such as what exceptions will be allowed, have not been finalized. Any final rules are expected to be applied to all broadband Internet access service providers.

FCC Safeguards to Protect Customer Proprietary Network Information (“CPNI”)

In 2007, the FCC released an order implementing new CPNI rules designed to prevent pretexting to gain access to customer information. The new rules, which became effective in December 2007, require carriers to implement security protections limiting the manner in which certain customer information may be released and requiring notice to customers regarding certain types of changes to their account and CPNI breaches. Carriers must file an annual certification with the FCC that they are compliant with the rules, including a summary of actions taken in response to customer complaints.

State — Because CBT generates a significant portion of its revenue from the operation of its public switched telephone network, its financial results follow no particular seasonal pattern. CBT does derive a significant portion of its revenue from pricing plans that are subject to regulatory overview and approval. In both Ohio and Kentucky, CBT operates under alternative regulation plans in which CBT is subject to restrictions on its ability to increase the price of basic local service and related services. In return, CBT is not subject to an earnings cap or recapture in Ohio, as it would if regulated under a traditional regulatory plan based upon a targeted rate of return. CBT has operated under alternative regulation plans since 1994 during which price increases and enhanced flexibility for some services have partially offset the effect of fixed pricing for basic local service and reduced pricing for other, primarily wholesale services.

In June 2004, CBT adopted a new alternative regulation plan in Ohio, which, although similar to its previous plan, gives CBT the option to remain in the alternative regulation plan indefinitely. Statutory changes enacted by the Ohio General Assembly in August 2005 gave the Public Utilities Commission of Ohio (“PUCO”) the authority to provide ILECs with pricing flexibility for basic local rates upon a showing that consumers have sufficient competitive alternatives (House Bill 218). Since that time, the Company applied for and received authority from the PUCO to increase its rates for basic local exchange service in half of its Ohio exchanges. CBT implemented rate increases for basic local exchange service in its two large exchanges beginning in January 2007 and in four additional exchanges beginning in February 2009. In January 2010, CBT received approval from the PUCO regarding its application for pricing flexibility in two additional exchanges, which gives CBT the ability to implement a rate increase for basic local exchange service in these exchanges beginning the first quarter of 2010.

Ohio and Kentucky Cable Franchises

Ohio statewide video service authorization legislation was enacted in May 2007. This legislation allows the Company to apply for one statewide video franchise agreement rather than negotiating individual agreements with all local entities in Ohio. This legislation holds no build-out requirements for the Company, limits the franchise fee to the federally authorized maximum of 5% of gross revenues from the Company’s cable operations and holds PEG requirements to a minimum. In October 2007, CBET applied for statewide video service authorization, which was granted in December 2007. CBET is now authorized to provide service in our self-described territory with only 10-day notification to the local government entity and other providers. Authorizations can be amended to include additional territory upon notification to the state. A franchise agreement with each local entity is required in Kentucky. The Company initiated discussions with local jurisdictions in Kentucky in 2008 and has reached agreement with seven local jurisdictions.

Recently Issued Accounting Standards

In June 2009, new accounting guidance under ASC 860, “Transfers and Servicing,” was issued. The guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures that will provide greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. Such guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the impact of this guidance to be material to the Company’s financial statements.

In September 2009, new accounting guidance under ASC 605 related to revenue arrangements with multiple deliverables was issued. The guidance addresses the unit of accounting for arrangements involving multiple deliverables, how arrangement consideration should be allocated to the separate units of accounting and eliminates the criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered item to be considered a separate unit of accounting. Such guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not yet assessed the impact of this guidance on the Company’s financial statements.

In September 2009, new accounting guidance under ASC 605 was issued regarding tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. Such guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not yet assessed the impact of this guidance on the Company’s financial statements.

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

Actual results may differ materially from those expressed or implied in forward-looking statements. The following important factors, among other things could cause or contribute to actual results being materially different from those described or implied by such forward-looking statements including, but not limited to:

•	changing market conditions and growth rates within the telecommunications industry or generally within the overall economy;

•	changes in competition in markets in which the Company operates;

•	pressures on the pricing of the Company’s products and services;

•	advances in telecommunications technology;

•	the ability to generate sufficient cash flow to fund the Company’s business plan, repay debt and interest obligations, and maintain our networks;

•	the ability to refinance the Company’s indebtedness when required on commercially reasonable terms;

•	changes in the telecommunications regulatory environment;

•	changes in the demand for the services and products of the Company;

•	the demand for particular products and services within the overall mix of products sold, as the Company’s products and services have varying profit margins;

•	the Company’s ability to introduce new service and product offerings on a timely and cost effective basis;

•	work stoppages caused by labor disputes;

•	restrictions imposed under various credit facilities and debt instruments;

•	the Company’s ability to attract and retain highly qualified employees;

•	the Company’s ability to access capital markets and the successful execution of restructuring initiatives;

•	changes in the funded status of the Company’s retiree pension and healthcare plans;

•	disruption in operations caused by a health pandemic, such as the H1N1 influenza virus;

•	changes in the Company’s relationships with current large customers, a small number of whom account for a significant portion of Company revenue; and

•	disruption in the Company’s back-office information technology systems, including its billing system.

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

Because the Company is exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from its credit facility and changes in current rates compared to that of its fixed rate debt, the Company periodically employs derivative financial instruments to manage its exposure to these fluctuations and its total interest expense over time. The Company does not hold or issue derivative financial instruments for trading purposes or enter into transactions for speculative purposes. At December 31, 2009, the Company had no derivative financial instruments outstanding.

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

In 2004 and 2005, the Company entered into a series of fixed-to-variable long-term interest rate swaps (“long-term interest rate swaps”) with total notional amounts of $450 million that qualified for fair value hedge accounting. Fair value hedges offset changes in the fair value of underlying assets and liabilities. In December 2008 and January 2009, certain counterparties exercised their right to call $250 million of the notional amount of long-term interest rate swaps for the 8  3/8% Subordinated Notes. The Company received $10.5 million in the first quarter of 2009 upon termination of these swaps. In the third quarter of 2009, the Company terminated the remaining long-term interest rate swaps and received $6.5 million. These amounts received are being amortized as a reduction to interest expense over the terms of the 8  3/8% Subordinated Notes and 7% Senior Notes. The fair value of the long-term interest rate swaps was an asset of $22.4 million at December 31, 2008 for which the Company’s underlying hedged debt was adjusted by the same corresponding value. At December 31, 2008, a derivative asset of $8.4 million for the called swaps is included in “Other current assets” and a $14.0 million derivative asset on the remaining long-term swaps is included in “Other noncurrent assets” on the Consolidated Balance Sheet.

In both May and July 2008, the Company entered into six-month interest rate swap contracts with notional amounts totaling $450 million each, which effectively fixed the floating interest rates for the second half of 2008 and the first half of 2009 on the long-term interest rate swaps. The Company did not designate these swaps as hedging instruments under ASC 815, “Derivatives and Hedging,” which resulted in the change in the fair value of these instruments being recognized in earnings during each period in which these instruments were outstanding. At December 31, 2008, the fair value of these interest rate swaps was a liability of $3.6 million.

The following table sets forth the face amounts, maturity dates, and average interest rates for the Company’s fixed and variable-rate debt, excluding capital leases, net unamortized discounts, and debt adjustments related to the terminated swaps, held by the Company at December 31, 2009:

(dollars in millions)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed-rate debt:	$0.3	—	—	—	$560.0	$995.0	$1,555.3	$1,516.3
Average interest rate on fixed-rate debt	4.3%	—	—	—	8.4%	7.6%	7.9%	—
Variable-rate debt:	$2.1	$52.0	$236.8	—	—	—	$290.9	$275.9
Average interest rate on variable-rate debt (1)	2.5%	2.5%	2.2%	—	—	—	2.3%	—

(1)	Based on average rate in effect during 2009.

At December 31, 2008, the carrying value and fair value of fixed-rate debt was $1,528.7 million and $1,218.1 million, respectively. At December 31, 2008, the carrying value and fair value of variable-rate debt was $355.0 million and $305.3 million, respectively.

Approximately 85% of the Company’s indebtedness was based on fixed interest rates at December 31, 2009. Including the impact of the $250 million notional amounts of long-term interest rate swaps that were not called as of December 31, 2008, approximately 70% of the Company’s indebtedness was based on fixed interest rates at December 31, 2008.

Item 8. Financial Statements and Supplementary Data

Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Cincinnati Bell Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

February 25, 2010

/s/ John F. Cassidy
John F. Cassidy
President and Chief Executive Officer

/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell Inc.

We have audited the internal control over financial reporting of Cincinnati Bell Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell Inc.

We have audited the accompanying consolidated balance sheets of Cincinnati Bell Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareowners’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule (Schedule II). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cincinnati Bell Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 25, 2010

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Millions of Dollars, Except Per Share Amounts)

	Year Ended December 31,
	2009	2008	2007
Revenue
Services	$1,169.9	$1,195.6	$1,155.4
Products	166.1	207.4	193.2

Total revenue	1,336.0	1,403.0	1,348.6

Costs and expenses
Cost of services, excluding items below	406.1	425.4	408.5
Cost of products sold, excluding items below	184.9	214.4	201.2
Selling, general and administrative	274.8	285.0	265.9
Depreciation	160.8	149.0	147.1
Amortization	4.1	4.9	3.7
Restructuring charges	5.0	28.1	39.8
Operating tax settlement	—	(10.2)	—
Loss on sale of asset and asset impairment	4.8	1.2	—

Total operating costs and expenses	1,040.5	1,097.8	1,066.2

Operating income	295.5	305.2	282.4
Interest expense	130.7	139.7	154.9
Loss (gain) on extinguishment of debt	10.3	(14.1)	0.7
Other expense (income), net	0.2	3.4	(3.1)

Income before income taxes	154.3	176.2	129.9
Income tax expense	64.7	73.6	56.7

Net income	89.6	102.6	73.2
Preferred stock dividends	10.4	10.4	10.4

Net income applicable to common shareowners	$79.2	$92.2	$62.8

Basic earnings per common share	$0.37	$0.39	$0.25

Diluted earnings per common share	$0.37	$0.38	$0.24

Weighted average common shares outstanding (millions)
Basic	212.2	237.5	247.4
Diluted	215.2	242.7	256.8

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.

CONSOLIDATED BALANCE SHEETS

(Millions of Dollars, Except Share Amounts)

	As of December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$23.0	$6.7
Receivables, less allowances of $17.2 and $18.0	159.9	164.9
Inventory, materials and supplies	23.7	28.9
Deferred income taxes, net	83.9	96.8
Prepaid expenses	29.0	8.9
Other current assets	1.5	14.9

Total current assets	321.0	321.1
Property, plant and equipment, net	1,123.3	1,044.3
Goodwill	71.9	71.8
Intangible assets, net	110.1	126.0
Deferred income taxes, net	393.6	466.2
Other noncurrent assets	44.4	57.3

Total assets	$2,064.3	$2,086.7

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$15.8	$10.2
Accounts payable	106.2	110.8
Unearned revenue and customer deposits	46.6	44.5
Accrued taxes	14.8	17.7
Accrued interest	40.2	45.9
Accrued payroll and benefits	39.2	49.7
Deposit received for sale of wireless towers	25.6	—
Other current liabilities	35.4	45.0

Total current liabilities	323.8	323.8
Long-term debt, less current portion	1,963.3	1,950.5
Pension and postretirement benefit obligations	314.9	434.6
Other noncurrent liabilities	116.9	87.1

Total liabilities	2,718.9	2,796.0

Commitments and contingencies

Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized; 155,250 (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2009 and 2008; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 201,039,764 and 228,496,896 shares issued; 200,383,886 and 227,881,835 outstanding at December 31, 2009 and 2008	2.0	2.3
Additional paid-in capital	2,619.7	2,695.3
Accumulated deficit	(3,266.9)	(3,356.5)
Accumulated other comprehensive loss	(136.1)	(177.1)
Common shares in treasury, at cost:
655,878 and 615,061 shares at December 31, 2009 and 2008	(2.7)	(2.7)

Total shareowners’ deficit	(654.6)	(709.3)

Total liabilities and shareowners’ deficit	$2,064.3	$2,086.7

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$89.6	$102.6	$73.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	160.8	149.0	147.1
Amortization	4.1	4.9	3.7
Loss (gain) on extinguishment of debt	10.3	(14.1)	0.7
Loss on sale of asset and asset impairment	4.8	1.2	—
Provision for loss on receivables	22.3	19.7	15.2
Noncash interest expense	3.8	5.0	5.0
Deferred income tax expense, including valuation allowance change	61.0	67.7	51.7
Pension and other postretirement payments (in excess of) less than expense	(65.6)	61.4	19.2
Restricted stock and stock options amortization	8.5	5.6	6.1
Other, net	(2.1)	0.1	(2.1)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in receivables	(16.4)	(7.4)	(27.8)
Increase in inventory, materials, supplies, prepaids and other current assets	(1.7)	—	(7.3)
Increase (decrease) in accounts payable	(6.4)	15.8	19.8
Decrease in accrued and other current liabilities	(16.3)	(16.4)	(28.7)
Decrease (increase) in other noncurrent assets	9.0	1.2	(0.7)
Increase (decrease) in other noncurrent liabilities	(0.1)	7.6	33.7

Net cash provided by operating activities	265.6	403.9	308.8

Cash flows from investing activities
Capital expenditures	(195.1)	(230.9)	(233.8)
Acquisitions of businesses	(3.4)	(21.6)	(23.6)
Proceeds/deposits from sale of wireless towers	99.9	—	—
Proceeds from sale of wireless licenses	6.0	—	—
Return of deposit and (purchase/deposit) of wireless licenses	—	1.6	(4.4)
Other, net	(1.2)	0.4	(1.7)

Net cash used in investing activities	(93.8)	(250.5)	(263.5)

Cash flows from financing activities
Issuance of long-term debt	492.8	23.0	0.6
Net change in credit and receivables facilities with initial maturities less than 90 days	(42.1)	(2.0)	130.0
Repayment of debt	(506.5)	(105.7)	(219.1)
Debt issuance costs and consent fees	(15.3)	(0.3)	(1.3)
Issuance of common shares — exercise of stock options	—	0.3	2.5
Preferred stock dividends	(10.4)	(10.4)	(10.4)
Common stock repurchase	(73.2)	(76.8)	—
Other	(0.8)	(0.9)	(0.9)

Net cash used in financing activities	(155.5)	(172.8)	(98.6)

Net increase (decrease) in cash and cash equivalents	16.3	(19.4)	(53.3)
Cash and cash equivalents at beginning of year	6.7	26.1	79.4

Cash and cash equivalents at end of year	$23.0	$6.7	$26.1

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in Millions)

	6 3/4% Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2006	3.1	$129.4	255.7	$2.6	$2,924.9	$(3,527.2)	$(174.5)	(8.2)	$(146.8)	$(791.6)

Adjustment to opening accumulated deficit to initially apply ASC 740	—	—	—	—	—	(5.1)	—	—	—	(5.1)

Net income	—	—	—	—	—	73.2	—	—	—	73.2
Amortization of pension and postretirement costs, net of taxes of ($7.0)	—	—	—	—	—	—	12.2	—	—	12.2
Remeasurement of pension and postretirement liabilities and other, net of taxes of ($27.1)	—	—	—	—	—	—	46.4	—	—	46.4

Comprehensive income										131.8
Shares issued (purchased) under employee plans and other	—	—	1.0	—	2.1	—	—	(0.1)	(0.5)	1.6
Restricted stock and stock options amortization	—	—	—	—	6.1	—	—	—	—	6.1
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2007	3.1	129.4	256.7	2.6	2,922.7	(3,459.1)	(115.9)	(8.3)	(147.3)	(667.6)

Net income	—	—	—	—	—	102.6	—	—	—	102.6
Amortization of pension and postretirement costs, net of taxes of ($3.6)	—	—	—	—	—	—	6.3	—	—	6.3
Remeasurement of pension and postretirement liabilities and other, net of taxes of $39.8	—	—	—	—	—	—	(67.5)	—	—	(67.5)

Comprehensive income										41.4
Shares issued under employee plans	—	—	0.5	—	0.3	—	—	—	—	0.3
Shares purchased under employee plans and other	—	—	(0.3)	—	(1.2)	—	—	(0.1)	(0.6)	(1.8)
Restricted stock and stock options amortization	—	—	—	—	5.6	—	—	—	—	5.6
Repurchase of shares	—	—	—	—	—	—	—	(20.6)	(76.8)	(76.8)
Retirement of shares	—	—	(28.4)	(0.3)	(221.7)	—	—	28.4	222.0	—
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2008	3.1	129.4	228.5	2.3	2,695.3	(3,356.5)	(177.1)	(0.6)	(2.7)	(709.3)

Net income	—	—	—	—	—	89.6	—	—	—	89.6
Amortization of pension and postretirement benefits, net of taxes of $2.1	—	—	—	—	—	—	(3.6)	—	—	(3.6)
Remeasurement of pension and postretirement liabilities and other, net of taxes of ($26.3)	—	—	—	—	—	—	44.6	—	—	44.6

Comprehensive income										130.6
Shares issued under employee plans	—	—	0.9	—	—	—	—	—	0.1	0.1
Shares purchased under employee plans and other	—	—	(0.4)	—	(0.8)	—	—	(0.1)	(0.1)	(0.9)
Restricted stock and stock options amortization	—	—	—	—	8.5	—	—	—	—	8.5
Repurchase and retirement of shares	—	—	(28.0)	(0.3)	(72.9)	—	—	—	—	(73.2)
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2009	3.1	$129.4	201.0	$2.0	$2,619.7	$(3,266.9)	$(136.1)	(0.7)	$(2.7)	$(654.6)

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

Additionally, since approximately 35% of the Company’s workforce is party to collective bargaining agreements, which expire in May 2011, a dispute or failed renegotiation of the collective bargaining agreements could have a material adverse effect on the business.

Basis of Presentation — The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC in accordance with generally accepted accounting principles in the United States of America. Certain prior year amounts have been reclassified to conform to the current year classifications. The Company has evaluated subsequent events through February 25, 2010.

Basis of Consolidation — The consolidated financial statements include the consolidated accounts of Cincinnati Bell Inc. and its majority-owned subsidiaries over which it exercises control. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates — Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Cash Equivalents — Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Accounts Receivables — Accounts receivables consist principally of trade receivables from customers and are generally unsecured and due within 30 days. The Company has receivables with one large customer that exceed 10% of the Company’s outstanding accounts receivable balance. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2009 and 2008, unbilled receivables totaled $28.7 million and $27.7 million, respectively. Expected credit losses related to trade receivables are recorded as an allowance for uncollectible accounts in the Consolidated Balance Sheets. The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts are reduced.

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

Additions and improvements, including interest and certain labor costs incurred during the construction period, are capitalized, while expenditures that do not enhance the asset or extend its useful life are charged to operating expenses as incurred. Capitalized interest for 2009, 2008, and 2007 was $2.2 million, $3.1 million, and $3.6 million, respectively.

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

The following table presents the activity for the Company’s asset retirement obligations, which are included in “Other noncurrent liabilities” in the Consolidated Balance Sheets. The change in the asset retirement obligation in 2008 was immaterial.

See Note 5 for further discussion regarding the sale of the wireless towers.

(dollars in millions)
Balance at January 1, 2009	$9.1
Liabilities incurred	—
Liabilities settled due to sale of wireless towers	(4.6)
Accretion expense	0.5

Balance at December 31, 2009	$5.0

Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the excess of the purchase price consideration over the fair value of assets acquired and recorded in connection with business acquisitions. Indefinite-lived intangible assets consist of FCC licenses for wireless spectrum and trademarks of the Wireless segment. The Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC.

Goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. The impairment test for goodwill involves comparing the estimated fair value of the reporting unit based on discounted future cash flows to the unit’s carrying value. The impairment test for indefinite-lived intangibles consists of comparing the estimated fair value of the intangible asset to its carrying value. For each intangible tested, the estimated fair values were higher than the carrying values, and no impairment charges were recorded in 2009, 2008, and 2007.

Long-Lived Assets, other than Goodwill and Indefinite-Lived Intangibles — The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite-lived intangible assets, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition are less than the carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value. In 2008, the Wireline segment recorded an asset impairment charge of $1.2 million related to software that was no longer being used.

Investments — The Company has certain investments that do not have readily determinable fair values. Investments over which the Company exercises significant influence are recorded under the equity method. At December 31, 2009 and 2008, the Company had no equity method investments. Investments in which the Company owns less than 20% and cannot exercise significant influence over the investee’s operations are recorded at cost. The carrying value of these investments was $2.2 million as of December 31, 2009 and 2008, and was included in “Other noncurrent assets” in the Consolidated Balance Sheets. Investments are reviewed annually for impairment. If the carrying value of the investment exceeds its estimated fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference. The Company estimates fair value using external information and discounted cash flow analyses.

Revenue Recognition — The Company adheres to revenue recognition principles described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 605, “Revenue

Recognition.” Under ASC 605, revenue is recognized when there is persuasive evidence of a sale arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Service revenue — The Company recognizes service revenue as services are provided. Revenue from local telephone and special access and data and internet product services, which are billed monthly prior to performance of service, and from prepaid wireless service, which is collected in advance, is not recognized upon billing or cash receipt but rather is deferred until the service is provided. Postpaid wireless, long distance, switched access and reciprocal compensation are billed monthly in arrears. The Company bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the last day of each billing cycle rarely coincides with the end of the Company’s reporting period for usage-based services such as postpaid wireless, long distance, and switched access, the Company must estimate service revenues earned but not yet billed. The Company bases its estimates upon historical usage and adjusts these estimates during the period in which the Company can determine actual usage, typically in the following reporting period.

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

Technology Solutions professional services, including product installations, are recognized as the service is provided. Technology Solutions also provides maintenance services on telephony equipment under one to four year contract terms. This revenue is deferred and recognized ratably over the term of the underlying customer contract.

Product revenue — The Company recognizes equipment revenue upon the completion of contractual obligations, such as shipment, delivery, installation, or customer acceptance, as appropriate. Wireless handset revenue and the related activation revenue are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Wireless equipment costs are also recognized upon handset sale, and are in excess of the related handset and activation revenue.

The Company is a reseller of IT and telephony equipment and considers the gross versus net revenue recording criteria of ASC 605, such as title transfer, risk of product loss, and collection risk. Based on this criteria, these equipment revenues and associated costs have generally been recorded on a gross basis, rather than recording the revenues net of the associated costs. The Company benefits from vendor rebate plans, particularly rebates on hardware sold by Technology Solutions. If the rebate is earned and the amount is determinable based on the sale of the product, the Company recognizes the rebate as an offset to costs of products sold upon sale of the related equipment to the customer.

With respect to arrangements with multiple deliverables, the Company determines whether more than one unit of accounting exists in an arrangement. To the extent that the deliverables are separable into multiple units of accounting, total consideration is allocated to the individual units of accounting based on their relative fair value, determined by the price of each deliverable when it is regularly sold on a stand-alone basis. Revenue is recognized for each unit of accounting as delivered or as service is performed depending on the nature of the deliverable comprising the unit of accounting.

The Company often is contracted to install the IT equipment that it sells. The revenue recognition guidance in ASC 985, “Software,” is applied, which requires vendor specific objective evidence (“VSOE”) in order to recognize the IT equipment separate from the installation. The Company has customers to which it sells IT equipment without the installation service, customers to which it provides installation services without the IT equipment, and also customers to which it provides both the IT equipment and the installation services. As such, the Company has VSOE that permits the separation of the IT equipment from the installation services. The Company recognizes revenue from the sale of the IT equipment upon completion of its contractual obligations, generally upon delivery of the IT equipment to the customer, and recognizes installation service revenue upon completion of the installation.

Pricing of local voice services is generally subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition, and other public policy issues. Various regulatory rulings and interpretations could result in increases or decreases to revenue in future periods.

Advertising Expenses — Costs related to advertising are expensed as incurred and amounted to $22.8 million, $25.1 million, and $26.4 million in 2009, 2008, and 2007, respectively.

Legal Expenses — Legal costs incurred in connection with loss contingencies are expensed as incurred.

Income and Operating Taxes — The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. Deferred investment tax credits are being amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment. At December 31, 2009, the Company has $477.5 million of deferred income taxes, net in the Consolidated Balance Sheet. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards with the majority of them expiring between 2021 and 2023. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.

The Company adopted the provisions of ASC 740 on January 1, 2007. As a result of the implementation of ASC 740, the Company recognized a $5.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. At December 31, 2009 and 2008, the Company had a $16.7 million and $15.6 million liability recorded for unrecognized tax benefits, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $16.4 million at December 31, 2009. The Company does not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year. Refer to Note 12 for further discussion related to income taxes.

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

The Company incurs federal regulatory taxes on certain revenue producing transactions. The Company is permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amount recorded as revenue for 2009, 2008, and 2007 was $16.7 million, $16.6 million, and $17.3 million, respectively. Excluding an operating tax settlement gain of $10.2 million in 2008, the amount expensed for 2009, 2008, and 2007 was $17.2 million, $17.0 million, and $18.2 million, respectively. The Company records all other taxes collected from customers on a net basis. In the fourth quarter of 2008, the Company settled certain operating tax issues and as a result recorded $10.2 million of income, which is presented as an “Operating tax settlement” in the Consolidated Statements of Operations.

Stock-Based Compensation — The Company values all share-based payments to employees at fair value on the date of grant and expenses this amount over the applicable vesting period. The fair value of stock options and stock appreciation rights is determined using the Black-Scholes option-pricing model using assumptions such as volatility, risk-free interest rate, holding period and dividends. The fair value of stock awards is based on the Company’s closing share price on the date of grant. For all share-based payments, an assumption is also made for the estimated forfeiture rate based on the historical behavior of employees. The forfeiture rate reduces the total fair value of the awards to be recognized as compensation expense. The Company’s policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. The Company also has granted employee awards to be ultimately paid in cash which are indexed to the change in the Company’s common stock price. These liability awards are marked to fair market value at each quarter-end, and the adjusted fair value is expensed on a pro-rata basis over the vesting period. Refer to Note 13 for further discussion related to stock-based and deferred compensation plans.

Employee Benefit Plans — As more fully described in Note 9, the Company maintains qualified and non-qualified defined benefit pension plans, and also provides postretirement healthcare and life insurance benefits for eligible employees. The Company recognizes the overfunded or underfunded status of its defined benefit pension and other postretirement benefit plans as either an asset or liability in its Consolidated Balance Sheets and recognizes changes in the funded status in the year in which the changes occur as a component of comprehensive income. Pension and postretirement healthcare and life insurance benefits earned during the year and interest on the projected benefit obligations are accrued and recognized currently in net periodic benefit cost. Prior service costs and credits resulting from changes in management postretirement plan benefits are amortized over the average life expectancy of the participants while management pension plan benefits and non-management plan benefits are amortized over the average remaining service period of the employees expected to receive the benefits. Net gains or losses resulting from differences between actuarial experience and assumptions or from changes in actuarial assumptions are recognized as a component of annual net periodic benefit cost. Unrecognized actuarial gains or losses that exceed 10% of the projected benefit obligation are amortized on a straight-line basis over the average remaining service life of active employees (approximately 15 years).

Termination Benefits — The Company has written severance plans covering both its management and union employees and, as such, accrues probable and estimable employee separation liabilities in accordance with ASC 712. These liabilities are based on the Company’s historical experience of severance, historical costs associated with severance, and management’s expectation of future severance.

The Company accrues for special termination benefits upon acceptance by an employee of any voluntary termination offer and determines if the employee terminations give rise to a pension and postretirement curtailment charge in accordance with ASC 715. The Company’s policy is that terminations in a calendar year involving 10% or more of the plan future service years will result in a curtailment of the pension or postretirement plan. See Note 3 for further discussion of the Company’s restructuring plans.

Derivative Financial Instruments — The Company is exposed to the impact of interest rate fluctuations on its indebtedness. The Company periodically employs derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements, a particular type of derivative financial instrument, involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. At December 31, 2008, the Company had long-term interest rate swaps that qualified as fair value hedges and were accounted for in accordance with ASC 815. Fair value hedges offset changes in the fair value of underlying assets and liabilities. All of the long-term interest rate swaps held at December 31, 2008 were terminated or called in 2009.

The realized gain or loss on a terminated interest rate swap contract that was designated as a fair value hedge is amortized to “Interest expense” in the Consolidated Statements of Operations over the remaining term of the underlying hedged item.

The Company also held short-term interest rate swap contracts as of December 31, 2008, which were not designated as hedging instruments under ASC 815. As a result, the change in the fair value of these instruments was recognized in net income during each period that these instruments were outstanding in “Other expense (income), net” on the Consolidated Statement of Operations.

Treasury Shares — The repurchase of common shares is recorded at purchase cost as treasury shares. The Company’s policy is to retire, either formally or constructively, treasury shares that the Company anticipates will not be reissued. Upon retirement, the purchase cost of the treasury shares that exceeds par value is recorded as a reduction to “Additional paid-in capital” in the Consolidated Balance Sheets.

Recently Issued Accounting Standards

In June 2009, new accounting guidance under ASC 860, “Transfers and Servicing,” was issued. The guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures that will provide greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. Such guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the impact of this guidance to be material to the Company’s financial statements.

In September 2009, new accounting guidance under ASC 605 related to revenue arrangements with multiple deliverables was issued. The guidance addresses the unit of accounting for arrangements involving multiple deliverables, how arrangement consideration should be allocated to the separate units of accounting and eliminates the criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered item to be considered a separate unit of accounting. Such guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not yet assessed the impact of this guidance on the Company’s financial statements.

In September 2009, new accounting guidance under ASC 605, was issued regarding tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. Such guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not yet assessed the impact of this guidance on the Company’s financial statements.

2. Earnings Per Common Share

Basic earnings per common share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised, but only to the extent that they are considered dilutive to the Company’s diluted EPS. The impact of participating securities on the calculations of basic and diluted EPS was immaterial. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Year Ended December 31,
(in millions, except per share amounts)	2009	2008	2007
Numerator:
Net income	$89.6	$102.6	$73.2
Preferred stock dividends	10.4	10.4	10.4

Numerator for basic and diluted EPS	$79.2	$92.2	$62.8

Denominator:
Denominator for basic EPS — weighted average common shares outstanding	212.2	237.5	247.4
Warrants	0.6	3.4	7.1
Stock-based compensation arrangements	2.4	1.8	2.3

Denominator for diluted EPS	215.2	242.7	256.8

Basic earnings per common share	$0.37	$0.39	$0.25

Diluted earnings per common share	$0.37	$0.38	$0.24

Potentially issuable common shares excluded from denominator for diluted EPS due to anti-dilutive effect	42.4	42.0	36.5

3. Restructuring Charges

In 2009, the Company incurred restructuring charges of $5.0 million, which consisted of $10.5 million of employee separation obligations and the remaining amortization of $2.1 million of special termination benefits partially offset by a curtailment gain of $7.6 million. In 2008, the Company incurred restructuring charges totaling $28.1 million, which consisted primarily of $27.0 million of special termination benefits and a $15.5 million curtailment charge partially offset by a $14.2 million reduction in employee separation obligations. In 2007, the Company incurred restructuring charges totaling $39.8 million, which consisted primarily of $25.3 million of employee separation benefits, $8.2 million of special termination benefits, and a curtailment charge of $6.4 million.

Restructuring charges (dollars in millions)	Initial charges	Utilization	Balance December 31, 2007	Income	Utilization	Balance December 31, 2008	Charge	Utilization	Balance December 31, 2009
Employee separation obligations	$25.3	$(1.9)	$23.4	$(14.2)	$(1.2)	$8.0	$10.5	$(4.1)	$14.4

•

Employee separation obligations — In the first quarter of 2007, the Company incurred severance liabilities of $2.4 million related to both the outsourcing of certain accounting functions and headcount reductions in other administrative functions. In the fourth quarter of 2007, the Company recorded severance liabilities of $22.9 million to reduce headcount to planned levels. In the first quarter of 2008, 284 union employees accepted retirement based on an offer of special termination benefits described below. As a result, the number of employees to be severed was reduced, and in 2008 the Company decreased the severance liability by $14.2 million. In the fourth quarter of 2009, the Company determined an additional need to reduce its headcount over the next five years to conform its Wireline operations to the decreased access lines being served by the Company, resulting in a charge of $10.5 million for additional employee separation obligations.

•

Special termination benefits — The Company offered and, by December 31, 2007, 105 management employees accepted special termination benefits totaling $12 million. The Company determined that $8.2 million of these benefits had been earned through December 31, 2007, and this amount was therefore accrued as of December 31, 2007. In February 2008, the Company reached an agreement with its union workforce on a new three-year labor agreement. As part of this agreement, the Company offered and, by March 31, 2008, 284 union employees accepted, special termination benefits totaling $25 million of which $22.1 million had been earned and accrued through March 31, 2008. Remaining special termination benefits for both union and management employees were subject to future service requirements as determined by the Company and were amortized to expense over the future service period. The Company amortized $4.9 million of the remaining special termination benefits in 2008 and the remaining $2.1 million was amortized in 2009.

•

Pension and postretirement curtailment charges — Management terminations accepted in 2007 represented 10% of plan service years for the management pension plan and 15% of plan service years for the management postretirement plan, resulting in a pension and postretirement plan curtailment charge of $6.4 million in 2007. Union terminations accepted in 2008 represented approximately 11% of the plan service years for both the pension and postretirement plans, resulting in a curtailment charge of $15.5 million for the pension and postretirement plans in 2008. In 2009, the Company announced significant changes to its pension and postretirement plans, which resulted in a curtailment gain of $7.6 million.

See Note 9 for further information related to the special termination benefits and curtailment charges discussed above.

All of the restructuring expense in 2009 was associated with the Wireline segment. The restructuring expense in 2008 was associated with the Wireline segment for $27.1 million, Wireless for $0.5 million, Technology Solutions for $0.7 million and Corporate for income of $0.2 million. The restructuring expense in 2007 was associated with the Wireline segment for $36.1 million, Wireless for $2.1 million, Technology Solutions for $1.0 million, and Corporate for $0.6 million. At December 31, 2009, $6.4 million of the employee separation obligation was included in “Other current liabilities,” and $8.0 million was included in “Other noncurrent liabilities” in the Consolidated Balance Sheet. At December 31, 2008, $1.5 million of the employee separation obligation was included in “Other current liabilities,” and $6.5 million was included in “Other noncurrent liabilities” in the Consolidated Balance Sheet. The special termination benefits and curtailment charges are included in “Pension and postretirement benefit obligations” in the Consolidated Balance Sheets at December 31, 2009 and 2008.

In 2001, the Company adopted a restructuring plan which included initiatives to eliminate non-strategic operations and merge internet operations into the Company’s other operations. The Company completed the plan prior to 2003, except for certain lease obligations, which are expected to continue through 2015 and for which a liability remains at December 31, 2009 totaling $4.4 million. Cash payments against this lease termination liability have approximated $1 million per year in 2009, 2008, and 2007.

4. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	December 31,		Depreciable Lives (Years)
(dollars in millions)	2009	2008
Land and rights-of-way	$9.8	$10.1	20-Indefinite
Buildings and leasehold improvements	466.8	391.9	2-40
Network equipment	2,519.2	2,399.2	2-50
Office software, furniture, fixtures and vehicles	122.5	118.3	3-14
Construction in process	26.8	87.9	n/a

Gross value	3,145.1	3,007.4
Accumulated depreciation	(2,021.8)	(1,963.1)

Net book value	$1,123.3	$1,044.3

Gross property, plant and equipment includes $139.9 million and $66.4 million of assets accounted for as capital leases as of December 31, 2009 and 2008, respectively, primarily related to wireless towers, and data center equipment and facilities. These assets are primarily included in the captions “Building and leasehold improvements,” “Network equipment,” and “Office software, furniture, fixtures and vehicles.” See Notes 5 and 7 for further discussion regarding capital leases related to wireless towers. The Company currently has capital leases for four data center facilities with an option to extend the initial lease term and, for two of the facilities, the Company has the option to purchase the buildings. Amortization of capital leases is included in “Depreciation” in the Consolidated Statements of Operations. Approximately 82%, 81%, and 82% of “Depreciation,” as presented in the Consolidated Statements of Operations in 2009, 2008, and 2007, respectively, was associated with the cost of providing services and products.

5. Sale of Wireless Towers and Acquisitions of Businesses

Sale of Wireless Towers

In December 2009, the Company sold 196 wireless towers for $99.9 million in cash proceeds, and leased back a portion of the space on these towers for a term of 20 years. The 196 towers sold were composed of 148 towers that were sold without purchase price contingencies, and 48 towers that were sold with purchase price contingencies related to collection of net tower rents from other tenants for amounts represented by the Company and on which the purchase price was based.

Proceeds of $75.4 million for the 148 wireless towers sold without purchase price contingencies resulted in a deferred gain of $35.1 million. This deferred gain is included in “Other noncurrent liabilities” on the Consolidated Balance Sheet and will be amortized to income on a straight-line basis over the 20-year term of the leaseback of the space on the towers.

The 48 towers sold subject to purchase price contingencies have not been recognized as a sale, since the ultimate purchase price is not yet determined. The net book value for these 48 towers remains in “Property, plant and equipment, net,” and amounts received in December 2009 for these towers totaling $24.5 million have been included as a current liability in “Deposit received for sale of wireless towers” in the Consolidated Balance Sheet in accordance with the deposit method. Most of the contingencies are expected to be resolved by the end of 2010, and, if the purchase price is not adjusted, a deferred gain of approximately $12 million would be recognized and amortized on a straight-line basis over the 20-year term of the leaseback of the space on the towers.

The leaseback of a portion of the space on the towers has been classified as a capital lease for the 148 towers sold without purchase price contingencies and will be classified as a capital lease for the 48 towers sold that are subject to purchase price contingencies once the contingencies are resolved. For the 148 wireless towers sold without purchase price contingencies, the capital lease asset totaled $46.7 million and is recorded in “Property, plant and equipment, net” on the Consolidated Balance Sheet at December 31, 2009. A capital lease liability was recorded for the same amount. For the 48 towers sold subject to purchase price contingencies, a capital lease asset and capital lease liability of approximately $15 million will be recorded once the contingencies have been resolved.

In addition to the tower sale-leaseback, the Company also extended by 20 years the lease term of the space on 53 other wireless towers that were previously recorded as operating leases. This extension of the lease term resulted in new capital leases and the Consolidated Balance Sheet includes the related capital lease asset and capital lease liability of $22.5 million as of December 31, 2009.

Virtual Blocks Inc. and Cintech LLC

In 2009, for a total acquisition price of $2.5 million, Technology Solutions purchased Toronto, Canada-based Virtual Blocks Inc., a leading software developer in the area of data center virtualization, and Cincinnati, Ohio-based Cintech LLC, a hosted provider of an outbound notification service. The financial results have been included in the Technology Solutions segment and were immaterial to the Company’s financial statements for the year ended December 31, 2009.

eGIX Inc.

In February 2008, the Company purchased eGIX Inc, a competitive local exchange carrier provider of voice and long distance services to business customers in Indiana and Illinois, for $18.1 million and contingent consideration up to $5.2 million. The Company funded the purchase with borrowings from its Corporate credit facility. The purchase price was primarily allocated to goodwill for $9.7 million, customer relationship intangible assets for $5.5 million, and property, plant and equipment for $5.0 million. The Company anticipates both the goodwill and intangible assets to be fully deductible for tax purposes. The financial results have been included in the Wireline segment and were immaterial to the Company’s financial statements for the years ended December 31, 2009 and 2008.

6. Goodwill and Intangible Assets

Goodwill

As of December 31, 2009 and 2008, goodwill totaled $71.9 million and $71.8 million, respectively. The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

(dollars in millions)	Wireless	Wireline	Technology Solutions	Total
Balance as of December 31, 2007	$50.3	$2.9	$9.2	$62.4
Acquired during the year	—	9.7	—	9.7
Purchase price allocation adjustment	—	—	(0.3)	(0.3)

Balance as of December 31, 2008	$50.3	$12.6	$8.9	$71.8
Acquired during the year	—	—	0.1	0.1

Balance as of December 31, 2009	$50.3	$12.6	$9.0	$71.9

Intangible Assets

Summarized below are the carrying values for the major classes of intangible assets:

(dollars in millions)	Weighted Average Life in Years	December 31, 2009		December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships
Wireline	10	$7.0	$(2.5)	$7.0	$(1.5)
Wireless	9	9.5	(6.3)	14.2	(8.4)
Technology Solutions	7	11.9	(3.9)	11.9	(2.3)

		$28.4	$(12.7)	$33.1	$(12.2)
Intangible assets not subject to amortization:
Wireless — FCC licenses	n/a	$88.2	$—	$98.9	$—
Wireless — Trademarks	n/a	6.2	—	6.2	—

The change in Wireless intangible assets subject to amortization at December 31, 2009 compared to December 31, 2008 was related to customer relationships for wireless tower tenants, which decreased as a result of the sale of the wireless towers in December 2009, and the full amortization in 2009 of prepaid subscriber customer relationship intangibles. The decrease in Wireless FCC licenses at December 31, 2009 compared to December 31, 2008, was due to the sale of almost all of its owned wireless licenses for areas outside of its Cincinnati and Dayton operating territories. These licenses, which were primarily for the Indianapolis, Indiana region, were sold for $6.0 million, resulting in a loss on sale of spectrum assets of $4.8 million that is included in “Loss on sale of asset and asset impairment” in the Consolidated Statement of Operations.

Amortization expense for intangible assets subject to amortization was $4.1 million in 2009, $4.9 million in 2008, and $3.7 million in 2007. The following table presents estimated amortization expense for 2010 through 2014:

(dollars in millions)
2010	$3.6
2011	3.0
2012	2.5
2013	2.3
2014	2.0

7. Debt

Debt is comprised of the following:

	December 31,
(dollars in millions)	2009	2008
Current portion of long-term debt:
Credit facility, Tranche B Term Loan	$2.1	$2.1
Capital lease obligations and other debt	13.7	8.1

Current portion of long-term debt	15.8	10.2

Long-term debt, less current portion:
Credit facility, revolver	—	73.0
Credit facility, Tranche B Term Loan	202.8	204.9
7 1/4% Senior Notes due 2013	—	439.9
8 3/8% Senior Subordinated Notes due 2014*	569.8	572.7
7% Senior Notes due 2015*	252.3	257.2
8 1/4% Senior Notes due 2017	500.0	—
7 1/4% Senior Notes due 2023	40.0	50.0
Receivables Facility	85.9	75.0
Various Cincinnati Bell Telephone notes	207.5	230.0
Capital lease obligations and other debt	111.8	47.5

	1,970.1	1,950.2
Net unamortized (discount) premium	(6.8)	0.3

Long-term debt, less current portion	1,963.3	1,950.5

Total debt	$1,979.1	$1,960.7

*	The face amount of these notes has been adjusted for the fair value of interest rate swaps classified as fair value derivatives at December 31, 2008 and the unamortized called amounts received on terminated interest rate swaps at December 31, 2009.

Corporate Credit Facilities

In February 2005, Cincinnati Bell Inc. (“CBI”), the parent company, entered into a corporate credit facility (“Corporate credit facility”) which had a $250.0 million revolving line of credit and would have expired February 2010. In June 2009, the Company amended the Corporate credit facility, reducing the revolving line of credit to $210 million with an expiration date in August 2012. The amended revolving credit facility is funded by 11 different financial institutions, with no financial institution having more than 12% of the total facility. Borrowings under the amended revolving credit facility bear interest, at the Company’s election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. The applicable margin is based on certain Company financial ratios and ranges between 3.00% and 3.50% for LIBOR rate advances, and 2.00% and 2.50% for base rate advances. Base rate is the greater of the bank prime rate, the LIBOR rate plus one percent or the federal funds rate plus one-half percent. As of December 31, 2009, the Company did not have any outstanding borrowings under its revolving credit facility, and had outstanding letters of credit totaling $24.5 million, leaving $185.5 million in additional borrowing availability under its Corporate credit facility.

In August 2005, the Company amended the Corporate credit facility to include a $400 million term loan (“Tranche B Term Loan”). The proceeds from the Tranche B Term Loan and additional borrowings under the Corporate credit facility were used to retire corporate bonds totaling $447.8 million. The Tranche B Term Loan bears interest at a per annum rate equal to, at the Company’s option, LIBOR plus 1.50% or the base rate plus 0.50%. In 2007, the Company repaid $184.0 million of the Tranche B Term Loan, using proceeds of $75.0 million from borrowings under the Receivables Facility described below and the remainder from available cash. The Company recorded a loss on extinguishment of debt of $0.4 million in 2007 for the repayment of the

Tranche B Term Loan. The December 31, 2009 balance on the Tranche B Term Loan of $204.9 million matures in quarterly payments of $0.5 million through September 30, 2011, and then in four quarterly installments of $50.4 million ending on August 31, 2012.

Voluntary prepayments of the Corporate credit facility and voluntary reductions of the unutilized portion of the revolving line of credit are permitted at any time at no cost to the Company. The average interest rate charged on borrowings under the Corporate credit facility was 2.7%, 5.0%, and 6.9% in 2009, 2008, and 2007, respectively. The Company recorded interest expense of $7.3 million, $14.6 million, and $18.8 million in 2009, 2008, and 2007, respectively.

The Company pays commitment fees for the unused amount of borrowings on the revolving credit facility and letter of credit fees on outstanding letters of credit at an annual rate ranging from 0.50% to 0.75% and 3.00% and 3.50%, respectively, based on certain Company financial ratios. These fees were $1.4 million in both 2009 and 2008 and $1.3 million in 2007.

The Company and all its future or existing subsidiaries (other than CBT, CBET, Cincinnati Bell Funding LLC (“CBF”), its foreign subsidiaries and certain immaterial subsidiaries) guarantee borrowings of CBI under the Corporate credit facility. Each of the Company’s current subsidiaries that is a guarantor of the Corporate credit facility is also a guarantor of the 7% Senior Notes due 2015, 8 1/4% Senior Notes due 2017, and 8 3/8% Senior Subordinated Notes due 2014, with certain immaterial exceptions. Refer to Notes 16 and 17 for supplemental guarantor information. The Company’s obligations under the Corporate credit facility are also collateralized by perfected first priority pledges and security interests in the following:

•

substantially all of the equity interests of the Company’s U.S. subsidiaries (other than subsidiaries of CBT, CBF, and certain immaterial subsidiaries) and 66% of its equity interests in its foreign subsidiaries; and

•

certain personal property and intellectual property of the Company and its subsidiaries (other than that of CBT, CBET, CBF, its foreign subsidiaries and certain immaterial subsidiaries) with a total carrying value of approximately $400 million at December 31, 2009.

The Corporate credit facility financial covenants require that the Company maintain certain leverage, interest coverage and fixed charge ratios. The Corporate credit facility also contains certain covenants which, among other things, restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company were in default under the Corporate credit facility, no additional borrowings under this facility would be available until the default was waived or cured. The Corporate credit facility provides for customary events of default, including a cross-default provision for failure to make any payment when due or permitted acceleration due to a default, both in respect to any other existing debt instrument having an aggregate principal amount that exceeds $35 million. The Company believes it is in compliance with its Corporate credit facility covenants.

Various issuances of the Company’s public debt, which include the 8 1/4% Senior Notes due 2017, the 8 3/8% Senior Subordinated Notes due 2014, and the 7% Senior Notes due 2015, are governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. Restricted payments include common stock dividends, repurchase of common stock, and certain public debt repayments. The Company believes it has sufficient ability under its public debt indentures to make its intended restricted payments in 2010. The Company believes it is in compliance with its public debt indentures as of the date of this filing.

8 1/4% Senior Notes due 2017

In October 2009, the Company issued $500 million of 8 1/4% Senior Notes due 2017 (“8 1/4% Senior Notes”). Net proceeds of $492.8 million after debt discount were used to redeem the outstanding 7 1/4% Senior Notes due 2013 of $439.9 million plus accrued and unpaid interest, related call premium, and for general corporate purposes, including the repayment of other debt. The 8 1/4% Senior Notes are fixed rate bonds to maturity.

Interest on the 8 1/4% Senior Notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2010. The 8 1/ 4% Senior Notes are unsecured senior obligations ranking equally with all existing and future senior debt and ranking senior to all existing and future senior subordinated indebtedness and subordinated indebtedness. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate credit facility is also a guarantor of the 8 1/4% Senior Notes on an unsecured senior basis, with certain immaterial exceptions. The indenture governing the 8 1/4% Senior Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 1/4% Senior Notes provides for customary events of default, including a cross-default provision for both nonpayment at final maturity or acceleration due to a default of any other existing debt instrument that exceeds $35 million.

The Company may redeem the 8 1/4% Senior Notes for a redemption price of 104.125%, 102.063%, and 100.000% after October 15, 2013, 2014, and 2015, respectively. At any time prior to October 15, 2013, the Company may redeem all or part of the 8 1/4% Senior Notes at a redemption price equal to the sum of (1) 100% of the principal, plus (2) the greater of (a) 1% of the face value of the 8 1/4% Senior Notes or (b) the excess over the principal amount of the sum of the present values of (i) 104.125% of the face value of the 8 1/4% Senior Notes, and (ii) interest payments due from the date of redemption to October 15, 2013, in each case discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rates plus one-half percent, plus (3) accrued and unpaid interest, if any, to the date of redemption. Prior to October 15, 2012, the Company may redeem up to a maximum of 35% of the aggregate principal amount of the 8 1/4% Senior Notes with the net cash proceeds of one or more equity offerings by the Company, at a redemption price equal to 108.250% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date. The Company incurred interest expense related to these notes of $9.7 million in 2009.

7 1/4% Senior Notes due 2013

In July 2003, the Company issued $500 million of 7 1/4% Senior Notes due 2013. Net proceeds, after deducting fees and expenses, totaled $488.8 million and were used to prepay term credit facilities and permanently reduce commitments under the Company’s then existing revolving credit facility.

In 2009, the net proceeds from the issuance of 8 1/4% Senior Notes discussed above were used to redeem the outstanding 7 1/4% Senior Notes due 2013 of $439.9 million plus accrued and unpaid interest and related call premium. As a result, the Company incurred a loss on debt extinguishment of $17.7 million, which consisted of the call premium and write-off of debt issuance costs. Also in 2008 and 2007, the Company purchased and extinguished $30.6 million and $26.4 million, respectively, of these Senior Notes and recognized a gain on extinguishment of debt of $5.3 million in 2008 and a loss on extinguishment of debt of $0.4 million in 2007. The Company recorded interest expense of $26.9 million in 2009, $33.8 million in 2008, and $35.3 million in 2007 related to these senior notes.

8 3/8% Senior Subordinated Notes due 2014

In November 2003, the Company issued $540 million of 8 3/8% Senior Subordinated Notes due 2014 (“8 3/8% Subordinated Notes”). The net proceeds, after deducting fees and expenses, totaled $528.2 million and were used to purchase outstanding corporate bonds.

In February 2005, the Company issued an additional $100 million of 8 3/8% Senior Subordinated Notes pursuant to the existing indenture. Net proceeds from this issuance together with those of the 7% Senior Notes due 2015 and amounts under the Corporate credit facility were used to repay and terminate the prior credit facility. All of the 8 3/8% Subordinated Notes constitute a single class of security with the same terms and are fixed rate bonds to maturity.

Interest on the 8 3/8% Subordinated Notes is payable in cash semi-annually in arrears on January 15 and July 15, commencing on July 15, 2004. The 8 3/8% Subordinated Notes are unsecured senior subordinated obligations, ranking junior to all existing and future senior indebtedness of the Company. The 8 3 /8% Subordinated Notes rank equally with all of the Company’s existing and future senior subordinated debt and rank senior to all existing and future subordinated debt. The 8 3/8% Subordinated Notes are guaranteed on an unsecured senior subordinated basis by each of the Company’s current subsidiaries that is a guarantor under the Corporate credit facility, with certain immaterial exceptions. The indenture governing the 8 3/8% Subordinated Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 3/8% Subordinated Notes provides for customary events of default, including a cross-default provision for both nonpayment at final maturity or acceleration due to a default of any other existing debt instrument that exceeds $20 million. The Company may redeem the 8 3/8% Subordinated Notes for a redemption price of 102.792%, 101.396%, and 100.000% after January 15, 2010, 2011, and 2012, respectively. The Company incurred interest expense of $46.9 million in 2009, $49.6 million in 2008 and $53.6 million in 2007 related to these notes.

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

Interest on the 7% Senior Notes is payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing August 15, 2005. The 7% Senior Notes are unsecured senior obligations ranking equally with all existing and future senior debt and ranking senior to all existing and future senior subordinated indebtedness and subordinated indebtedness. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate credit facility is also a guarantor of the 7% Senior Notes on an unsecured senior basis, with certain immaterial exceptions. The indenture governing the 7% Senior Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 7% Senior Notes provides for customary events of default, including a cross-default provision for both nonpayment at final maturity or acceleration due to a default of any other existing debt instrument that exceeds $20 million.

The Company may redeem the 7% Senior Notes for a redemption price of 103.500%, 102.333%, 101.167%, and 100.000% after February 15, 2010, 2011, 2012, and 2013, respectively. The Company incurred interest expense related to these notes of $17.3 million in 2009 and $17.5 million in both 2008 and 2007.

In 2008, the Company purchased and extinguished $2.5 million of 7% Senior Notes and recognized a gain on extinguishment of debt of $0.7 million.

7 1/4% Senior Notes due 2023

In July 1993, the Company issued $50 million of 7 1/4% Senior Notes due 2023. The indenture related to these 7 1/4% Senior Notes due 2023 does not subject the Company to restrictive financial covenants, but it does contain a covenant providing that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding 7 1/4% Senior Notes due 2023 equally and ratably with the indebtedness or obligations secured by such liens. The 7 1/4% Senior Notes due 2023 are collateralized on a basis consistent with the

Corporate credit facility. Interest on the 7 1/4% Senior Notes due 2023 is payable semi-annually on June 15 and December 15. The Company may not call the 7 1/4% Senior Notes due 2023 prior to maturity. The indenture governing the 7 1/4% Senior Notes due 2023 provides for customary events of default, including a cross-default provision for failure to make any payment when due or permitted acceleration due to a default of any other existing debt instrument that exceeds $20 million. The Company recorded $3.4 million of interest expense in 2009 and $3.6 million in both 2008 and 2007.

In 2009, the Company purchased and extinguished $10.0 million of 7 1/4% Senior Notes due 2023 and recognized a gain on extinguishment of debt of $2.1 million.

Accounts Receivable Securitization Facility

In March 2007, the Company and certain subsidiaries entered into an accounts receivable securitization facility (“Receivables Facility”), which permitted borrowings of up to $80 million. In March 2009 and July 2009, the Company amended the Receivables Facility to include additional subsidiaries and increased the maximum potential borrowing amount to $115 million, depending on the level of eligible receivables and other factors. Under the amended Receivables Facility, CBT, CBET, CBW, CBAD, CBTS, eVolve, and CBCP sell their respective trade receivables on a continuous basis to CBF, a wholly-owned limited liability company. In turn, CBF grants, without recourse, a senior undivided interest in the pooled receivables to commercial paper conduits in exchange for cash while maintaining a subordinated undivided interest, in the form of over-collateralization, in the pooled receivables. The Company has agreed to continue servicing the receivables for CBF at market rates; accordingly, no servicing asset or liability has been recorded. The Receivables Facility is subject to bank renewals in the second quarter of each year, and in any event expires in March 2012. In the event the Receivables Facility is not renewed, the Company believes it would be able to refinance the borrowings under the Corporate revolving credit facility.

Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and as such are not available to creditors of other subsidiaries or the parent company.

For the purposes of consolidated financial reporting, the Receivables Facility is accounted for as a secured financing. Because CBF has the ability to prepay the Receivables Facility at any time by making a cash payment and effectively repurchasing the receivables transferred pursuant to the facility, the transfers do not qualify for “sale” treatment on a consolidated basis under ASC 860, “Transfers and Servicing.” Based on the eligible receivables at December 31, 2009, the Company had borrowed $85.9 million, which was the maximum borrowing permitted at that date. Interest on the receivables facility is based on the commercial paper rate plus 1.25% and was $1.7 million in 2009, $3.0 million in 2008, and $3.4 million in 2007. The average interest rate on the Receivables Facility was 1.8% in 2009, 3.9% in 2008 and 5.9% in 2007.

Cincinnati Bell Telephone Notes

CBT issued $80 million in unsecured notes that are guaranteed on a subordinated basis by Cincinnati Bell Inc. but not the subsidiaries of Cincinnati Bell Inc. and that have various final maturity dates occurring in 2023. The fixed interest rates on these notes range from 7.18% to 7.27%. The 2023 notes may not be called prior to maturity. CBT also issued $150 million in aggregate principal of 6.30% unsecured senior notes due 2028, which is guaranteed on a subordinated basis by Cincinnati Bell Inc. but not the subsidiaries of Cincinnati Bell Inc. All of these 2028 notes may be called at any time, subject to proper notice and redemption price. The indentures governing these notes provides for customary events of default, including a cross-default provision for failure to make any payment when due or permitted acceleration due to a default of any other existing debt instrument of Cincinnati Bell Inc. or CBT that exceeds $20 million. The Company incurred interest expense related to these notes of $14.7 million in 2009 and $15.2 million in both 2008 and 2007.

In 2009, the Company purchased and extinguished $22.5 million of these Notes and recognized a gain on extinguishment of debt of $5.6 million.

Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with ASC 840, “Leases.” This guidance requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment and an offsetting amount recorded as a liability discounted to the present value. The Company had $125.1 million and $54.3 million in total indebtedness relating to capitalized leases at December 31, 2009 and 2008, respectively, of which $111.7 million and $47.2 million was long-term debt. Recourse under a capital lease obligation is generally limited to the underlying assets subject to the lease. For 2009, 2008, and 2007, the Company recorded $4.3 million, $3.1 million, and $2.0 million, respectively, of interest expense related to capital lease obligations.

In December 2009, the Company sold 196 wireless towers for $99.9 million in cash proceeds, and leased back a portion of the space on these towers for a term of 20 years. The 196 towers sold were composed of 148 towers that were sold without purchase price contingencies, and 48 towers that were sold with purchase price contingencies related to collection of net tower rents from other tenants for amounts represented by the Company and on which the purchase price was based.

The leaseback of a portion of the space on the towers has been classified as a capital lease for the 148 towers sold without purchase price contingencies and will be classified as a capital lease for the 48 towers sold that are subject to purchase price contingencies once the contingencies are resolved. For the 148 wireless towers sold without purchase price contingencies, the capital lease liability totaled $46.7 million at December 31, 2009. For the 48 towers sold subject to purchase price contingencies, a capital lease asset and capital lease liability of approximately $15 million will be recorded once the contingencies have been resolved.

In addition to the tower sale-leaseback, the Company also extended by 20 years the lease term of the space on 53 other wireless towers that were previously recorded as operating leases. This extension of the lease term resulted in new capital leases and the Consolidated Balance Sheet includes the related capital lease asset and capital lease liability of $22.5 million as of December 31, 2009. See Note 5 for further discussion regarding the sale of the wireless towers.

Debt Maturity Schedule

The following table summarizes the Company’s annual principal maturities of debt and capital leases for the five years subsequent to December 31, 2009, and thereafter:

(dollars in millions)	Debt	Capital Leases	Total Debt
Year ended December 31,
2010	$2.4	$13.4	$15.8
2011	52.0	15.2	67.2
2012	236.8	7.4	244.2
2013	—	8.9	8.9
2014	560.0	4.2	564.2
Thereafter	995.0	76.0	1,071.0

	1,846.2	125.1	1,971.3
Net unamortized call amounts on terminated interest rate swaps	14.6	—	14.6
Net unamortized discount	(6.8)	—	(6.8)

Total debt	$1,854.0	$125.1	$1,979.1

Total capital lease payments including interest are expected to be $22.3 million for 2010, $23.0 million for 2011, $14.3 million for 2012, $15.3 million for 2013, $10.0 million for 2014, and $130.6 million thereafter.

The 48 wireless towers sold subject to purchase price contingencies have not been recognized as a sale (refer to Note 5) and, accordingly, the related leaseback payments are not included in the table above. Payments including interest for these sites are approximately $1 million annually from 2010 to 2014, and $26 million thereafter.

Deferred Financing Costs

Deferred financing costs are costs incurred in connection with obtaining long-term financing. These costs are amortized on a straight-line basis as interest expense over the terms of the related debt agreements. As of December 31, 2009 and 2008, deferred financing costs totaled $24.3 million and $22.5 million, respectively. The related amortization, included in “Interest expense” in the Consolidated Statements of Operations, totaled $6.0 million in 2009, $5.1 million in 2008, and $5.2 million in 2007. In 2009, the Company incurred $15.3 million of debt issuance costs related to the issuance of 8 1/4% Senior Notes and the amendment of the corporate credit facility. In 2009, the Company wrote-off $7.5 million of deferred financing costs related to the redemption of the 7 1/4% Senior Notes due 2013, the amendment of the Corporate credit facility and the purchase and extinguishment of a portion of the Cincinnati Bell Telephone notes. In 2008, the Company wrote-off deferred financing costs of $1.6 million related to the purchase and extinguishment of the 7 1/4% Senior Notes due 2013, 8 3/8% Subordinated Notes, and 7% Senior Notes, and in 2007, the Company wrote-off deferred financing costs of $1.2 million related to the repayment of the Tranche B Term loan and the purchase and retirement of the 7 1/4% Senior Notes due 2013 and the 8 3/8% Subordinated Notes. The write-offs of deferred financing costs were included in the Consolidated Statements of Operations under the caption “Loss (gain) on extinguishment of debt.”

8. Financial Instruments and Fair Value

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value of financial instruments as follows:

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

At December 31, 2009, the Company’s financial instruments that are required to be measured at fair value were inconsequential. At December 31, 2008, the fair value of the Company’s financial instruments that are required to be measured at fair value on a recurring basis were as follows:

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

In 2004 and 2005, the Company entered into a series of fixed-to-variable long-term interest rate swaps with total notional amounts of $450 million that qualified for fair value hedge accounting (“long-term interest rate swaps”). Fair value hedges offset changes in the fair value of underlying assets and liabilities. In December 2008 and January 2009, certain counterparties exercised their right to call $250 million of the notional amount of long-term interest rate swaps for the 8 3/8% Subordinated Notes, for which the Company received $10.5 million in the first quarter of 2009 upon termination of the swaps. In the third quarter of 2009, the Company terminated the remaining long-term interest rate swaps and received $6.5 million. These amounts received are being amortized as a reduction to interest expense over the terms of the 8 3/8% Subordinated Notes and 7% Senior Notes.

In both May and July 2008, the Company entered into six-month interest rate swap contracts with notional amounts totaling $450 million each, which effectively fixed the floating interest rates for the second half of 2008 and the first half of 2009 on the long-term interest rate swaps. The Company did not designate these swaps as hedging instruments, which resulted in the change in the fair value of these instruments being recognized in earnings during each period that these instruments were outstanding.

The table below provides the fair values of the Company’s derivative instruments:

	Assets (Liabilities)
(dollars in millions)	December 31, 2009	December 31, 2008

Derivatives designated as fair value hedges
Interest rate swaps	$—	$22.4

Derivatives not designated as fair value hedges
Interest rate swaps	—	(3.6)

At December 31, 2008, a derivative asset of $8.4 million for the called swaps was included in “Other current assets” and a $14.0 million derivative asset on the remaining long-term interest rate swap was included in “Other noncurrent assets” in the Consolidated Balance Sheet. The liability recognized for the derivatives not designated as fair value hedges was included in “Other current liabilities” in the Consolidated Balance Sheet as of December 31, 2008.

The table below provides the amount of gains recognized in income for the Company’s derivative instruments:

	Gain (loss) recognized for
	Year ended
(dollars in millions)	December 31, 2009	December 31, 2008
Derivatives designated as fair value hedges
Interest rate swaps	$4.0	$5.5

Derivatives not designated as fair value hedges
Interest rate swaps	—	(3.6)

Realized gains and losses from the long-term interest rate swaps were recognized as an adjustment to “Interest expense” in the Consolidated Statements of Operations. The realized and unrealized gains and losses for the interest rate swaps not designated as hedging instruments were included in “Other expense (income), net” in the Consolidated Statement of Operations.

The carrying value of the Company’s financial instruments does not materially differ from the estimated fair value as of December 31, 2009 and 2008, except for the Company’s debt. The carrying amounts of debt, excluding capital leases and net unamortized premium (discount), at December 31, 2009 and 2008 were $1,860.8 million and $1,906.1 million, respectively. The estimated fair values at December 31, 2009 and 2008 were $1,792 million and $1,523 million, respectively. These fair values were estimated based on the year-end closing market prices of the Company’s debt and of similar liabilities.

9. Employee Benefit Plans and Postretirement Benefits

Savings Plans

The Company sponsors several defined contribution plans covering substantially all employees. The Company’s contributions to the plans are based on matching a portion of the employee contributions. Company and employee contributions are invested in various investment funds at the direction of the employee. Company contributions to the defined contribution plans were $3.6 million, $6.0 million, and $5.4 million for 2009, 2008, and 2007, respectively. In May 2009, Company contributions were suspended for management employees through the end of 2009. These contributions were restored starting in 2010.

Pension Plans

The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain senior executives. The management pension plan is a cash balance plan in which the pension benefit is determined by a combination of compensation-based credits and annual guaranteed interest credits. The non-management pension plan is also a cash balance plan in which the combination of service and job-classification-based credits and annual interest credits determine the pension benefit. Benefits for the supplemental plan are based on eligible pay, adjusted for age and service upon retirement. The Company funds both the management and non-management plans in an irrevocable trust through contributions, which are determined using the traditional unit credit cost method. The Company also uses the traditional unit credit cost method for determining pension cost for financial reporting purposes.

Postretirement Health and Life Insurance Plans

The Company also provides health care and group life insurance benefits for eligible retirees. The Company funds health care benefits and other group life insurance benefits using Voluntary Employee Benefit Association (“VEBA”) trusts. It is the Company’s practice to fund amounts as deemed appropriate from time to time. Contributions are subject to IRS limitations developed using the traditional unit credit cost method. The actuarial expense calculation for the Company’s postretirement health plan is based on numerous assumptions, estimates, and judgments including health care cost trend rates and cost sharing with retirees.

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

The significant changes announced in 2009 caused a 90% decrease in the expected future service years for active participants in the management pension plan, which triggered a plan curtailment. The curtailment gain of $7.6 million consisted of the acceleration of unrecognized prior service benefits. The Company also determined that the significant changes to the postretirement plan benefits required a remeasurement of these plans. The Company remeasured its management pension plan and its postretirement plans, using revised assumptions, including modified retiree benefit payment assumptions, revised discount rates and updated plan asset information. Discount rates used for the remeasurements were 6.5% for the management pension plan and 6.3% for the postretirement plans. Additionally, the Company determined that these benefit changes result in substantially all of the remaining participants in the management postretirement plan to be either fully eligible for benefits or retired. As such, the unrecognized prior service gain and unrecognized actuarial gains are amortized over the average life expectancy of the participants rather than the shorter service periods previously used. As a result of the remeasurement, the Company’s pension and postretirement obligations were reduced by approximately $124 million, deferred tax assets were reduced for the related tax effect by $45 million, and equity was increased by $79 million.

The Company incurred special termination benefit charges of $8.2 million in the fourth quarter of 2007 due to 105 management employees accepting early retirement special termination benefits. In the first quarter of 2008, the Company incurred an additional $22.1 million related to 284 union employees accepting early retirement special termination benefits. The Company also recorded $2.1 million and $4.9 million of expense during 2009 and 2008, respectively, related to remaining special termination benefits being amortized over the future service period for both the management and union employees. As a result of the early retirement special termination benefits, which decreased the expected future service years of the plan participants, the Company determined curtailment charges were required. The 2008 curtailment charge for the union pension plan and union postretirement plan consisted of an increase in the benefit obligation of $2.2 million and $12.5 million, and the acceleration of unrecognized prior service cost of $0.9 million and a benefit of $0.1 million, respectively. In 2007, the curtailment charge for the management pension plan and management postretirement plan consisted of an increase in the benefit obligation of $1.9 million and $4.3 million, and the acceleration of an unrecognized prior service cost and transition obligation of a benefit of $1.0 million and a cost of $1.2 million, respectively. In the first quarter of 2008, as a result of the early retirement special termination benefits, the Company remeasured its union pension and postretirement obligations using revised assumptions, including modified retiree benefit payment assumptions and a discount rate of 6.4%. As a result of the remeasurement, the Company’s pension and postretirement obligations were reduced by approximately $17 million, deferred tax assets were reduced for the related tax effect by $6 million, and equity was increased by $11 million.

In 2007, the Company announced changes to its pension and postretirement plans that reduce medical benefit payments by fixing the annual Company contribution for certain eligible retirees and that reduce life insurance benefits paid from these plans. Based on these changes, the Company determined that a remeasurement of its pension and postretirement obligations was necessary. The Company remeasured its pension and postretirement obligations in 2007 using revised assumptions, including modified benefit payment assumptions reflecting the changes and a discount rate of 6.25%. These changes reduced the Company’s pension and postretirement obligations by approximately $74 million, reduced deferred tax assets for the related tax effect by $27 million, and increased equity by $47 million.

Components of Net Periodic Cost

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care, and life insurance benefit plans. Approximately 10% in 2009 and 9% in 2008 and 2007 of these costs were capitalized to property, plant and equipment related to network construction in the Wireline segment. Pension and postretirement benefit costs for these plans were comprised of:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions)	2009	2008	2007	2009	2008	2007
Service cost	$5.7	$9.0	$8.3	$0.4	$1.8	$3.4
Interest cost on projected benefit obligation	29.0	28.8	28.0	10.3	18.3	20.1
Expected return on plan assets	(26.0)	(34.8)	(34.6)	(0.9)	(1.9)	(3.6)
Amortization of:
Transition obligation	—	—	—	0.1	2.0	4.1
Prior service cost (benefit)	0.7	0.4	2.2	(12.1)	0.4	5.4
Actuarial loss	8.7	2.8	3.6	4.5	3.5	3.7
Special termination benefit	1.8	26.2	8.1	0.3	0.8	0.1
Curtailment (gain) charge	(7.6)	3.1	0.9	—	12.4	5.5

Benefit costs	$12.3	$35.5	$16.5	$2.6	$37.3	$38.7

Funded Status

Reconciliation of the beginning and ending balances of the plans’ funded status follows:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at January 1,	$473.7	$475.2	$298.0	$311.7
Service cost	5.7	9.0	0.4	1.8
Interest cost	29.0	28.8	10.3	18.3
Amendments	—	0.1	(127.9)	(27.2)
Actuarial loss (gain)	58.8	(6.9)	8.1	2.6
Benefits paid	(62.7)	(60.9)	(25.6)	(24.8)
Special termination benefits	1.8	26.2	0.3	0.8
Curtailment	—	2.2	—	12.5
Retiree drug subsidy received	—	—	0.4	1.1
Other	—	—	2.1	1.2

Benefit obligation at December 31,	$506.3	$473.7	$166.1	$298.0

Change in plan assets:
Fair value of plan assets at January 1,	$300.5	$455.2	$14.2	$34.1
Actual return on plan assets	35.4	(96.1)	1.5	(6.0)
Employer contribution	52.2	2.3	30.4	9.8
Retiree drug subsidy received	—	—	0.4	1.1
Benefits paid	(62.7)	(60.9)	(25.6)	(24.8)

Fair value of plan assets at December 31,	$325.4	$300.5	$20.9	$14.2

Unfunded status	$(180.9)	$(173.2)	$(145.2)	$(283.8)

The amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2009	2008	2009	2008
Accrued payroll and benefits (current liability)	$(1.9)	$(1.9)	$(13.0)	$(24.0)
Pension and postretirement benefit obligations (noncurrent liability)	(179.0)	(171.3)	(132.2)	(259.8)

As of December 31, 2009 and 2008, the Company’s accumulated benefit obligation related to its pension plans was $506.3 million and $473.7 million, respectively.

Amounts recognized in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2009	2008	2009	2008
Transition obligation	$—	$—	$—	$(5.7)
Prior service benefit (cost)	(5.7)	1.2	111.3	0.8
Actuarial loss	(230.6)	(189.8)	(89.6)	(86.3)

	(236.3)	(188.6)	21.7	(91.2)
Income tax effect	86.4	69.2	(7.9)	33.5

	$(149.9)	$(119.4)	$13.8	$(57.7)

Amounts recognized in “Accumulated other comprehensive loss” on the Consolidated Statements of Shareowners’ Equity (Deficit) and Comprehensive Income (Loss) for the year ended December 31, 2009, are shown below:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits

Transition obligation:
Reclassification adjustments	$—	$0.1
Actuarial gain arising during the period	—	5.6

Prior service cost recognized:
Reclassification adjustments	(6.9)	(12.1)
Actuarial gain arising during the period	—	122.6

Actuarial loss recognized:
Reclassification adjustments	8.7	4.5
Actuarial loss arising during the period	(49.5)	(7.8)

The following amounts currently included in “Accumulated other comprehensive loss” are expected to be recognized in 2010 as a component of net periodic pension and postretirement cost:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits
Prior service cost (benefit)	$0.5	$(13.2)
Actuarial loss	9.3	5.2

Plan Assets, Investment Policies and Strategies

The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk. This is provided by a balanced strategy using fixed income and equity securities. The target allocations for the pension plan assets are 61% equity securities, 31% investment grade fixed income securities and 8% in pooled real estate funds. Equity securities are primarily held in the form of passively managed funds that seek to track the performance of a benchmark index. Equity securities include investments in growth and value common stocks of companies located in the United States, which represents approximately 80% of the equity securities held by the pension plans at December 31, 2009, as well as stock of international companies located in both developed and emerging markets around the world. Fixed income securities primarily include holdings of funds which generally invest in a variety of intermediate and long-term investments grade corporate bonds from diversified industries. The postretirement plan assets are currently invested in various short-term liquid funds as the Company expects these funds to be utilized over the next year to fund benefit payments.

The fair values of the Company’s pension and postretirement plan assets at December 31, 2009 by asset category are as follows:

(dollars in millions)	December 31, 2009	Quoted prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Equity securities	$172.7	$172.7	$—	$—
Fixed income securities	154.0	139.0	15.0	—
Real estate	19.6	—	—	19.6

The Level 3 investments, which consisted solely of pooled real estate funds, had the following changes for 2009:

(dollars in millions)
Balance at January 1, 2009	$31.3
Realized gains, net	1.2
Unrealized losses, net	(9.2)
Purchases, sales, issuances and settlements, net	(3.7)

Balance at December 31, 2009	$19.6

Company contributions to its qualified pension plans were $50.0 million in 2009 and $24.1 million in 2007, while no contributions were made in 2008. Company contributions to its non-qualified pension plan were $2.2 million, $2.3 million, and $2.4 million for 2009, 2008, and 2007, respectively.

Based on current assumptions, the Company believes it will pay an estimated $203 million to fully fund its qualified pension plans during the period 2010 to 2017, of which $7.5 million is expected to be paid in 2010. Contributions to non-qualified pension plans in 2010 are expected to be approximately $2 million. The Company expects to make cash payments of approximately $13 million related to its postretirement health plans in 2010.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years by the Company and the assets of the Company’s pension plans and postretirement health plans:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2010	$41.6	$22.0	$0.8
2011	42.4	21.5	0.8
2012	41.7	20.6	0.8
2013	41.5	19.7	0.8
2014	43.0	16.1	0.7
Years 2015-2019	213.2	64.3	3.1

Assumptions

The following are the weighted average assumptions used in accounting for the pension and postretirement benefit cost:

	Pension Benefits			Postretirement and Other Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	6.35%	6.28%	5.95%	6.30%	6.28%	5.95%
Expected long-term rate of return on pension and health and life plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
Future compensation growth rate	4.00%	4.10%	4.10%

The following are the weighted average assumptions used in accounting for and measuring the pension and postretirement benefit obligations:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2009	2008	2009	2008
Discount rate	5.50%	6.25%	5.10%	6.25%
Future compensation growth rate	3.00%	4.10%

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

The assumed health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2009, was 9.0% and is assumed to decrease gradually to 4.5% by the year 2015. A one-percentage point change in assumed health care cost trend rates would have the following effect on the postretirement benefit costs and obligation:

(dollars in millions)	1% Increase	1% Decrease
2009 service and interest costs	$0.3	($0.3)
Postretirement benefit obligation at December 31, 2009	5.6	(5.1)

10. Shareowners’ Deficit

Common Shares

The par value of the Company’s common shares is $0.01 per share. At December 31, 2009 and 2008, common shares outstanding were 200.4 million and 227.9 million, respectively. In 2009, the Company completed the two-year $150 million share repurchase program authorized by the Board of Directors in February 2008. As part of this program, in 2009, the Company repurchased 28.0 million common shares for $73.2 million and, in 2008, the Company repurchased 20.6 million common shares for $76.8 million. In 2009, the Company retired the 28.0 million shares repurchased. In 2008, the Company retired both the 20.6 million common shares repurchased during the year along with 7.8 million shares repurchased under the Company’s 1999 share repurchase program. At December 31, 2009 and 2008, treasury shares for common shares repurchased under certain management deferred compensation arrangements were 0.7 million and 0.6 million, respectively, with a total cost of $2.7 million.

In February 2010, the Board of Directors approved an additional plan for the repurchase of the Company’s outstanding common stock in an amount up to $150 million. This new plan does not have a stated end date. The Company plans to repurchase shares to the extent its available cash is not needed for data center growth and other opportunities.

Preferred Shares

The Company is authorized to issue 1,357,299 shares of voting preferred stock without par value and 1,000,000 shares of nonvoting preferred stock without par value. The Company issued 155,250 voting shares of 6 3/4% cumulative convertible preferred stock at stated value. These shares were subsequently deposited into a trust in which the underlying 155,250 shares are equivalent to 3,105,000 depositary shares. Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 1.44 shares of the Company common stock per depositary share of 6 3/4% convertible preferred stock. Annual dividends of $10.4 million on the outstanding 6 3/4% convertible preferred stock are payable quarterly in arrears in cash, or in common stock in certain circumstances if cash payment is not legally permitted. The liquidation preference on the 6 3/4% preferred stock is $1,000 per share (or $50 per depositary share). The Company paid $10.4 million in dividends in 2009, 2008, and 2007.

Warrants

The Company has 17.5 million outstanding common stock warrants, which expire in March 2013, to purchase one share of Cincinnati Bell common stock at $3.00 each. There were no exercises of warrants in 2009, 2008, or 2007.

Accumulated Other Comprehensive Loss

The Company’s shareowners’ deficit includes an accumulated other comprehensive loss that is comprised of pension and postretirement unrecognized prior service cost, transition obligation and unrecognized actuarial losses, net of taxes, of $136.1 million and $177.1 million at December 31, 2009 and 2008, respectively. Refer to Note 9 for further discussion.

11. Commitments and Contingencies

Commitments

Operating Leases

The Company leases certain circuits, facilities, and equipment used in its operations. Operating lease expense was $19.3 million, $20.8 million, and $21.1 million in 2009, 2008, and 2007, respectively. Operating leases include tower site leases that provide for renewal options with fixed rent escalations beyond the initial lease term.

At December 31, 2009, future minimum lease payments required under operating leases, excluding certain leases which are recorded as a restructuring liability (refer to Note 3), having initial or remaining non-cancelable lease terms in excess of one year are as follows:

(dollars in millions)
2010	$8.2
2011	8.2
2012	7.3
2013	6.8
2014	6.5
Thereafter	9.9

Total	$46.9

As of December 31, 2009, the Company is the lessor on building lease contracts on which it will receive rental income of approximately $4.3 million in 2010, $4.2 million in 2011, $2.5 million in 2012, $2.1 million in 2013, $1.7 million in 2014, and $4.7 million thereafter. These amounts exclude certain subleases which are recorded as an offset against data center lease restructuring liabilities (refer to Note 3).

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

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $24.5 million as of December 31, 2009. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make.

Except for indemnification amounts recorded in relation to the sale of its national broadband business in 2003, the Company has not recorded a liability for these indemnities, commitments, and other guarantees in the Consolidated Balance Sheets.

12. Income Taxes

Income tax expense consists of the following:

	Year Ended December 31,
(dollars in millions)	2009	2008	2007
Current:
Federal	$2.5	$3.5	$3.0
State and local	1.5	2.8	2.4

Total current	4.0	6.3	5.4
Investment tax credits	(0.3)	(0.4)	(0.4)

Deferred:
Federal	59.8	64.7	48.7
State and local	6.9	70.1	13.7

Total deferred	66.7	134.8	62.4
Valuation allowance	(5.7)	(67.1)	(10.7)

Total	$64.7	$73.6	$56.7

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2009	2008	2007
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax	1.3	3.3	4.5
Change in valuation allowance, net of federal income tax	(2.4)	(24.7)	(5.3)
Expiring state net operating loss	2.3	24.1	—
Nondeductible interest expense	3.8	3.7	6.5
Other differences, net	1.9	0.4	3.0

Effective tax rate	41.9%	41.8%	43.7%

Income tax recognized by the Company in the income statement, other comprehensive income, and retained earnings consists of the following:

	Year Ended December 31,
(dollars in millions)	2009	2008	2007
Income tax provision (benefit) related to:
Continuing operations	$64.7	$73.6	$56.7
Other comprehensive income (loss)	24.2	(36.2)	34.1
Excess tax benefits or stock option exercises	—	0.4	(0.5)
Implementation of ASC 740	—	—	5.1

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
(dollars in millions)	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$454.3	$505.1
Pension and postretirement benefits	131.9	178.9
Other	82.5	67.7

Total deferred tax assets	668.7	751.7
Valuation allowance	(67.2)	(72.9)

Total deferred tax assets, net of valuation allowance	601.5	678.8

Deferred tax liabilities:
Property, plant and equipment	117.9	108.8
Federal deferred liability on state deferred tax assets	5.6	6.6
Other	0.5	0.4

Total deferred tax liabilities	124.0	115.8

Net deferred tax assets	$477.5	$563.0

As of December 31, 2009, the Company had approximately $1.1 billion of federal tax operating loss carryforwards with a deferred tax asset value of $393.7 million, alternative minimum tax credit carryforwards of $14.4 million and $60.6 million in deferred tax assets related to state and local tax operating loss carryforwards. The majority of the remaining tax loss carryforwards will generally expire between 2021 and 2023. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.

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

The Company adopted the provisions of ASC 740 on January 1, 2007. As a result of the implementation of ASC 740, the Company recognized a $5.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $15.3 million at December 31, 2008 and $16.4 million at December 31, 2009. The Company does not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year. A reconciliation of the unrecognized tax benefits follows:

(dollars in millions)
Unrecognized tax benefits balance at January 1, 2007	$14.7
Changes for tax positions for prior years	0.1

Unrecognized tax benefits balance at December 31, 2007	$14.8
Changes for tax positions for prior years	0.8

Unrecognized tax benefits balance at December 31, 2008	$15.6
Changes for tax positions for the current year	1.1

Unrecognized tax benefits balance at December 31, 2009	$16.7

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2006.

The Company recognizes accrued penalties related to unrecognized tax benefits in income tax expense. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. Accrued interest and penalties are insignificant at December 31, 2009 and December 31, 2008.

13. Stock-Based and Deferred Compensation Plans

The Company generally grants performance-based awards, time-based restricted shares, and stock options. Shares authorized and available for grant under these plans were 33.1 million and 8.0 million, respectively, at December 31, 2009.

Performance-Based Restricted Awards

Awards granted generally vest over three to four years and upon the achievement of certain performance-based objectives. Under ASC 718, “Compensation — Stock Compensation,” performance-based awards are expensed based on their grant date fair value if it is probable that the performance conditions will be achieved. The following table provides a summary of the Company’s outstanding performance-based restricted shares:

	2009		2008		2007
(in thousands)	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1,	2,307	$4.20	2,932	$4.75	1,668	$4.30
Granted*	2,786	2.95	1,438	3.98	1,896	5.01
Vested	(838)	4.16	(550)	4.51	(444)	4.29
Forfeited	(37)	2.99	(1,513)	4.95	(188)	4.52

Non-vested at December 31,	4,218	$3.39	2,307	$4.20	2,932	$4.75

(dollars in millions)
Compensation expense for the year	$3.9		$3.1		$4.5
Tax benefit related to compensation expense	$(1.4)		$(1.2)		$(1.7)
Grant date fair value of shares vested	$3.5		$2.5		$1.9

*	Assumes the maximum number of awards that can be earned if the performance conditions are achieved.

As of December 31, 2009, unrecognized compensation expense related to performance-based awards was $1.8 million, which is expected to be recognized over a weighted average period of one year. In addition to the shares granted above in 2009, the Company also granted a cash-payment performance award with a base award of $1.3 million, with the final award payment indexed to the percentage change in the Company’s stock price from the date of grant. The expense recorded for 2009 was $3.3 million, and there is no remaining unrecognized compensation.

Time-Based Restricted Awards

The grant date fair value of time-based restricted shares generally vest and are expensed in one-third increments over a period of three years. The following table provides a summary of the Company’s outstanding time-based restricted shares:

	2009		2008		2007
(in thousands)	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1,	303	$4.82	375	$4.87	253	$4.74
Granted	107	2.90	60	4.69	280	4.94
Vested	(171)	4.82	(97)	4.85	(144)	4.78
Forfeited	(26)	4.87	(35)	5.03	(14)	4.74

Non-vested at December 31,	213	$3.85	303	$4.82	375	$4.87

(dollars in millions)
Compensation expense for the year	$0.9		$0.7		$0.7
Tax benefit related to compensation expense	$(0.3)		$(0.3)		$(0.3)
Grant date fair value of shares vested	$0.8		$0.5		$0.7

As of December 31, 2009, unrecognized compensation expense related to these shares was $0.6 million, which is expected to be recognized over a weighted average period of two years.

Stock Option and Stock Appreciation Right Awards

Generally, these awards have ten-year terms and vesting terms of three years.

The following table provides a summary of the Company’s outstanding awards:

	2009		2008		2007
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Prices Per Share	Shares	Weighted- Average Exercise Prices Per Share	Shares	Weighted- Average Exercise Prices Per Share
Outstanding at January 1,	22,770	$9.34	20,625	$10.76	21,153	$10.89
Granted	1,918	1.47	3,699	2.20	1,135	4.92
Exercised	(4)	1.75	(85)	3.86	(632)	3.96
Forfeited	(248)	1.87	—	—	(178)	4.50
Expired	(4,264)	16.57	(1,469)	11.58	(853)	12.74

Outstanding at December 31,	20,172	$7.15	22,770	$9.34	20,625	$10.76

Expected to vest at December 31,	20,079	$7.18	22,597	$9.40	20,625	$10.76

Exercisable at December 31,	15,250	$8.76	17,999	$11.07	18,881	$11.31

(dollars in millions)
Compensation expense for the year	$3.7		$1.8		$0.9
Tax benefit related to compensation expense	$(1.4)		$(0.7)		$(0.4)
Intrinsic value of awards exercised	$—		$—		$1.0
Grant date fair value of awards vested	$1.6		$1.1		$0.7

The following table summarizes the Company’s outstanding and exercisable awards at December 31, 2009 (shares in thousands):

	Outstanding		Exercisable
Range of Exercise Prices	Shares	Weighted-Average Exercise Prices Per Share	Shares	Weighted-Average Exercise Prices Per Share
$1.30 to $3.48	6,113	$2.10	2,371	$2.92
$3.49 to $4.00	3,841	3.83	3,015	3.83
$4.06 to $5.66	5,732	5.28	5,378	5.31
$5.68 to $29.09	3,783	16.24	3,783	16.24
$29.21 to $37.19	703	35.62	703	35.62

Total	20,172	$7.15	15,250	$8.76

As of December 31, 2009, the aggregate intrinsic value for awards outstanding was approximately $8.2 million and for exercisable awards was $1.3 million. The weighted-average remaining contractual life for awards outstanding and exercisable is approximately five years and four years, respectively. As of December 31, 2009, there was $1.4 million of unrecognized stock compensation expense, which is expected to be recognized over a weighted-average period of approximately two years.

The fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2009	2008	2007
Expected volatility	41.7%	34.7%	29.6%
Risk-free interest rate	2.1%	2.0%	3.6%
Expected holding period — years	5	5	5
Expected dividends	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$1.45	$0.74	$1.61

The expected volatility assumption used in the Black-Scholes pricing model was based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected holding period was estimated using the historical exercise behavior of employees and adjusted for abnormal activity. Expected dividends are based on the Company’s history of not paying dividends.

Deferred Compensation Plans

The Company currently has deferred compensation plans for both the Board of Directors and certain executives of the Company. Under the directors deferred compensation plan, each director can defer receipt of all or a part of their director fees and annual retainers, which can be invested in various investment funds including the Company’s common stock. In addition, the Company annually grants 6,000 phantom shares to each non-employee director on the first business day of each year, which are fully vested once a director has five years of service. Distributions to the directors are generally in the form of cash. The executive deferred compensation plan allows for certain executives to defer a portion of their annual base pay, bonus, or stock awards. Under the executive deferred compensation plan, participants can elect to receive distributions in the form of either cash or common shares. At December 31, 2009 and 2008, there were 0.9 million and 0.8 million common shares deferred in these plans. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. The Company recognized compensation expense of $1.4 million in 2009, income of $2.0 million in 2008 and expense of $0.3 million in 2007.

14. Business Segment Information

The Company operates in three segments: Wireline, Wireless, and Technology Solutions, as described below. The Company’s segments are strategic business units that offer distinct products and services and are aligned with its internal management structure and reporting.

The Wireline segment provides local voice, data, long distance, VoIP, and other services. Local voice services include local telephone service, switched access, information services such as directory assistance, and value-added services such as caller identification, voicemail, call waiting, call return and text messaging. Data services include DSL and dial-up internet access, dedicated network access, and Gig-E-ATM based data transport. Long distance and VoIP services include long distance voice, audio conferencing, VoIP and other broadband services including private line and multi-protocol label switching. Other services mainly consist of security monitoring services, public payphones, television over coaxial and fiber optical cable in limited areas, high-speed internet over fiber optical cable in limited areas, DirecTV© commissioning over the Company’s entire operating area, inside wire installation for business enterprises, data collocation services, and billing, clearinghouse and other ancillary services primarily for inter-exchange (long distance) carriers. These services are primarily provided to customers in southwestern Ohio, northern Kentucky, and southeastern Indiana. In February 2008, eGIX, a CLEC provider of voice and long distance services primarily to business customers in Indiana and Illinois, was purchased for $18.1 million. Wireline operating income includes restructuring charges of $5.0 million in 2009, $27.1 million in 2008, and $36.1 million in 2007, as described in Note 3. Wireline operating income in 2008 also includes an operating tax settlement gain of $10.2 million and an asset impairment charge of $1.2 million.

The Wireless segment provides advanced digital wireless voice and data communications services and sales of related handset equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. In 2009, the Company sold 196 towers for $99.9 million of cash proceeds. Refer to Note 5 for further discussion regarding the sale of the wireless towers. Also in 2009, the Wireless segment sold almost all of its owned wireless licenses for areas outside of its Cincinnati and Dayton operating territories. These licenses, which were primarily for the Indianapolis, Indiana region, were sold for $6.0 million, resulting in a loss on sale of the spectrum asset of $4.8 million. The loss on sale is included in “Loss on sale of asset and asset impairment” in the Consolidated Statement of Operations.

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

Corporate operating income for 2008 includes costs associated with the settlement of a patent lawsuit totaling $2.0 million.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated. The Company’s business segment information is as follows:

	Year Ended December 31,
(dollars in millions)	2009	2008	2007
Revenue
Wireline	$773.1	$803.6	$821.7
Wireless	307.0	316.1	294.5
Technology Solutions	293.1	315.2	258.3
Intersegment	(37.2)	(31.9)	(25.9)

Total revenue	$1,336.0	$1,403.0	$1,348.6

Intersegment revenue
Wireline	$25.7	$25.4	$21.8
Wireless	3.4	3.2	2.6
Technology Solutions	8.1	3.3	1.5

Total intersegment revenue	$37.2	$31.9	$25.9

Operating income
Wireline	$261.2	$261.7	$252.5
Wireless	33.0	46.8	34.3
Technology Solutions	22.1	18.1	18.1
Corporate	(20.8)	(21.4)	(22.5)

Total operating income	$295.5	$305.2	$282.4

Expenditures for long-lived assets
Wireline	$134.7	$122.5	$100.9
Wireless	34.9	48.7	50.1
Technology Solutions	28.5	79.0	110.8
Corporate	0.4	0.7	—

Total expenditure for long-lived assets	$198.5	$250.9	$261.8

Depreciation and amortization
Wireline	$104.6	$101.9	$105.5
Wireless	39.4	35.5	37.8
Technology Solutions	20.5	16.3	7.4
Corporate	0.4	0.2	0.1

Total depreciation and amortization	$164.9	$153.9	$150.8

	As of December 31,
	2009	2008
Assets
Wireline	$720.3	$694.3
Wireless	383.4	377.2
Technology Solutions	287.4	328.8
Corporate and eliminations	673.2	686.4

Total assets	$2,064.3	$2,086.7

Details of the Company’s service and product revenues including eliminations are as follows:

	Year Ended December 31,
(dollars in millions)	2009	2008	2007
Service revenue
Wireline	$735.0	$766.4	$782.6
Wireless	281.1	287.5	265.1
Data center and managed services	111.2	97.7	67.6
Telephony installation and maintenance	22.6	24.5	26.2
Other	20.0	19.5	13.9

Total service revenue	$1,169.9	$1,195.6	$1,155.4

Product revenue
Handsets and accessories	$22.5	$25.4	$26.8
IT, telephony and other equipment	143.6	182.0	166.4

Total product revenue	$166.1	$207.4	$193.2

The reconciliation of the Consolidated Statement of Cash Flows to expenditures for long-lived assets is as follows:

	Year Ended December 31,
(dollars in millions)	2009	2008	2007
Per Consolidated Statement of Cash Flows:
Capital expenditures	$195.1	$230.9	$233.8
Acquisitions of businesses	3.4	21.6	23.6
Return of deposit and (purchase/deposit) of wireless licenses	—	(1.6)	4.4

Total expenditure for long-lived assets	$198.5	$250.9	$261.8

15. Supplemental Cash Flow Information

	Year ended December 31,
(dollars in millions)	2009	2008	2007
Capitalized interest expense	$2.2	$3.1	$3.6
Cash paid for:
Interest	118.8	145.0	156.5
Income taxes, net of refunds	6.0	2.0	6.6
Noncash investing and financing activities:
Increase in assets and liabilities due to capital lease transactions	79.3	28.1	9.0
Noncash operating and investing activities:
Increase (decrease) in accrual for capital expenditures	2.8	(11.3)	9.7

16. Supplemental Guarantor Information — Cincinnati Bell Telephone Notes

CBT, a wholly-owned subsidiary of CBI, the parent company, has $207.5 million in notes outstanding that are guaranteed on a subordinated basis by CBI and no other subsidiaries of CBI. The guarantee is full and unconditional. CBI’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet CBI’s debt service obligations. Separately, in connection with a fifteen year contract for data center space between CBTS and a data center customer, CBI has guaranteed the performance obligations of CBTS in relation to providing the data center space and managed services under that long-term contract. In addition, CBI has also guaranteed capital leases, mainly for CBTS, totaling $29.6 million.

The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2009 and 2008 and the Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2009, 2008, and 2007 of (1) CBI, the parent company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2009
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$688.9	$704.2	$(57.1)	$1,336.0
Operating costs and expenses	20.1	441.9	635.6	(57.1)	1,040.5

Operating income (loss)	(20.1)	247.0	68.6	—	295.5
Interest expense	111.5	14.4	16.2	(11.4)	130.7
Other expense (income), net	3.2	(0.8)	(3.3)	11.4	10.5

Income (loss) before equity in earnings of subsidiaries and income taxes	(134.8)	233.4	55.7	—	154.3
Income tax expense (benefit)	(41.0)	84.8	20.9	—	64.7
Equity in earnings of subsidiaries, net of tax	183.4	—	—	(183.4)	—

Net income	89.6	148.6	34.8	(183.4)	89.6
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$79.2	$148.6	$34.8	$(183.4)	$79.2

	Year Ended December 31, 2008
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$716.7	$736.4	$(50.1)	$1,403.0
Operating costs and expenses	20.8	480.6	646.5	(50.1)	1,097.8

Operating income (loss)	(20.8)	236.1	89.9	—	305.2
Interest expense	119.6	14.8	25.2	(19.9)	139.7
Other expense (income)	(30.9)	7.1	(6.8)	19.9	(10.7)

Income (loss) before equity in earnings of subsidiaries and income taxes	(109.5)	214.2	71.5	—	176.2
Income tax expense (benefit)	(32.7)	79.3	27.0	—	73.6
Equity in earnings of subsidiaries, net of tax	179.4	—	—	(179.4)	—

Net income	102.6	134.9	44.5	(179.4)	102.6
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$92.2	$134.9	$44.5	$(179.4)	$92.2

	Year Ended December 31, 2007
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$752.6	$638.8	$(42.8)	$1,348.6
Operating costs and expenses	23.7	526.3	559.0	(42.8)	1,066.2

Operating income (loss)	(23.7)	226.3	79.8	—	282.4
Interest expense	137.8	14.9	30.0	(27.8)	154.9
Other expense (income)	(31.7)	5.8	(4.3)	27.8	(2.4)

Income (loss) before equity in earnings of subsidiaries and income taxes	(129.8)	205.6	54.1	—	129.9
Income tax expense (benefit)	(37.2)	73.2	20.7	—	56.7
Equity in earnings of subsidiaries, net of tax	165.8	—	—	(165.8)	—

Net income	73.2	132.4	33.4	(165.8)	73.2
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$62.8	$132.4	$33.4	$(165.8)	$62.8

Condensed Consolidating Balance Sheets

	As of December 31, 2009
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$20.1	$2.1	$0.8	$—	$23.0
Receivables, net	—	—	159.9	—	159.9
Other current assets	47.8	22.0	69.0	(0.7)	138.1

Total current assets	67.9	24.1	229.7	(0.7)	321.0
Property, plant and equipment, net	0.8	629.6	492.9	—	1,123.3
Goodwill and other intangibles, net	—	2.8	179.2	—	182.0
Investments in and advances to subsidiaries	912.4	10.1	—	(922.5)	—
Other noncurrent assets	329.7	10.9	186.8	(89.4)	438.0

Total assets	$1,310.8	$677.5	$1,088.6	$(1,012.6)	$2,064.3

Current portion of long-term debt	$2.1	$1.3	$12.4	$—	$15.8
Accounts payable	0.4	44.8	61.0	—	106.2
Other current liabilities	67.8	56.0	78.1	(0.1)	201.8

Total current liabilities	70.3	102.1	151.5	(0.1)	323.8
Long-term debt, less current portion	1,558.4	214.5	190.4	—	1,963.3
Other noncurrent liabilities	328.5	90.2	103.1	(90.0)	431.8
Intercompany payables	8.2	—	298.9	(307.1)	—

Total liabilities	1,965.4	406.8	743.9	(397.2)	2,718.9
Shareowners’ equity (deficit)	(654.6)	270.7	344.7	(615.4)	(654.6)

Total liabilities and shareowners’ equity (deficit)	$1,310.8	$677.5	$1,088.6	$(1,012.6)	$2,064.3

	As of December 31, 2008
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$4.5	$1.8	$0.4	$—	$6.7
Receivables, net	3.2	—	161.7	—	164.9
Other current assets	27.7	25.3	97.1	(0.6)	149.5

Total current assets	35.4	27.1	259.2	(0.6)	321.1
Property, plant and equipment, net	0.6	594.7	449.0	—	1,044.3
Goodwill and other intangibles, net	—	3.0	194.8	—	197.8
Investments in and advances to subsidiaries	1,041.8	—	—	(1,041.8)	—
Other noncurrent assets	358.4	13.9	214.2	(63.0)	523.5

Total assets	$1,436.2	$638.7	$1,117.2	$(1,105.4)	$2,086.7

Current portion of long-term debt	$2.1	$0.7	$7.4	$—	$10.2
Accounts payable	0.1	37.8	72.9	—	110.8
Other current liabilities	99.6	54.9	48.3	—	202.8

Total current liabilities	101.8	93.4	128.6	—	323.8
Long-term debt, less current portion	1,598.4	235.0	117.1	—	1,950.5
Other noncurrent liabilities	445.3	46.5	93.5	(63.6)	521.7
Intercompany payables	—	22.5	447.9	(470.4)	—

Total liabilities	2,145.5	397.4	787.1	(534.0)	2,796.0
Shareowners’ equity (deficit)	(709.3)	241.3	330.1	(571.4)	(709.3)

Total liabilities and shareowners’ equity (deficit)	$1,436.2	$638.7	$1,117.2	$(1,105.4)	$2,086.7

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2009
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(165.1)	$297.2	$133.5	$—	$265.6

Capital expenditures	(0.6)	(126.5)	(68.0)	—	(195.1)
Acquisition of businesses	—	(0.5)	(2.9)	—	(3.4)
Proceeds/deposits from sales of wireless licenses and towers	—	—	105.9	—	105.9
Other investing activities	0.4	0.5	(2.1)	—	(1.2)

Cash flows provided by (used in) investing activities	(0.2)	(126.5)	32.9	—	(93.8)

Funding between Parent and subsidiaries, net	321.3	(152.8)	(168.5)	—	—
Issuance of long-term debt	492.8	—	—	—	492.8
Net change in credit and receivables facilities with initial maturities less than 90 days	(53.0)	—	10.9	—	(42.1)
Repayment of debt	(480.5)	(17.6)	(8.4)	—	(506.5)
Common stock repurchase	(73.2)	—	—	—	(73.2)
Debt issuance costs	(15.3)	—	—	—	(15.3)
Other financing activities	(11.2)	—	—	—	(11.2)

Cash flows provided by (used in) financing activities	180.9	(170.4)	(166.0)	—	(155.5)

Increase in cash and cash equivalents	15.6	0.3	0.4	—	16.3
Beginning cash and cash equivalents	4.5	1.8	0.4	—	6.7

Ending cash and cash equivalents	$20.1	$2.1	$0.8	$—	$23.0

	Year Ended December 31, 2008
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(27.8)	$208.1	$223.6	$—	$403.9

Capital expenditures	(0.6)	(97.5)	(132.8)	—	(230.9)
Acquisition of businesses and wireless licenses	—	(2.3)	(17.7)	—	(20.0)
Other investing activities	0.1	0.7	(0.4)	—	0.4

Cash flows used in investing activities	(0.5)	(99.1)	(150.9)	—	(250.5)

Funding between Parent and subsidiaries, net	175.6	(108.5)	(67.1)	—	—
Issuance of long-term debt	20.0	—	3.0	—	23.0
Net change in credit and receivables facilities with initial maturities less than 90 days	(2.0)	—	—	—	(2.0)
Repayment of debt	(96.6)	(0.6)	(8.5)	—	(105.7)
Common stock repurchase	(76.8)	—	—	—	(76.8)
Other financing activities	(11.0)	—	(0.3)	—	(11.3)

Cash flows provided by (used in) financing activities	9.2	(109.1)	(72.9)	—	(172.8)

Decrease in cash and cash equivalents	(19.1)	(0.1)	(0.2)	—	(19.4)
Beginning cash and cash equivalents	23.6	1.9	0.6	—	26.1

Ending cash and cash equivalents	$4.5	$1.8	$0.4	$—	$6.7

	Year Ended December 31, 2007
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(58.4)	$279.0	$88.2	$—	$308.8

Capital expenditures	—	(94.3)	(139.5)	—	(233.8)
Acquisition of businesses and wireless licenses	—	(4.6)	(23.4)	—	(28.0)
Other investing activities	(1.2)	1.0	(1.5)	—	(1.7)

Cash flows used in investing activities	(1.2)	(97.9)	(164.4)	—	(263.5)

Funding between Parent and subsidiaries, net	176.0	(179.8)	3.8	—	—
Issuance of long-term debt	—	—	0.6	—	0.6
Increase in credit and receivables facilities, net	55.0	—	75.0	—	130.0
Repayment of debt	(214.9)	(0.9)	(3.3)	—	(219.1)
Other financing activities	(8.8)	—	(1.3)	—	(10.1)

Cash flows provided by (used in) financing activities	7.3	(180.7)	74.8	—	(98.6)

Increase (decrease) in cash and cash equivalents	(52.3)	0.4	(1.4)	—	(53.3)
Beginning cash and cash equivalents	75.9	1.5	2.0	—	79.4

Ending cash and cash equivalents	$23.6	$1.9	$0.6	$—	$26.1

17. Supplemental Guarantor Information — 8 1/4% Senior Notes Due 2017, 7% Senior Notes Due 2015, and 8 3/8% Senior Subordinated Notes Due 2014

The Company’s 8 1/4% Senior Notes due 2017, 7% Senior Notes due 2015, and 8 3/8% Senior Subordinated Notes due 2014 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless LLC, GramTel Inc., BRCOM Inc., CBTS Software LLC, IXC Internet Services Inc., Cincinnati Bell Shared Services LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, and eVolve Business Solutions LLC. CBI owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. CBI’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet CBI’s debt service obligations. Separately, in connection with a fifteen year contract for data center space between CBTS and a data center customer, CBI has guaranteed the performance obligations of CBTS in relation to providing the data center space and managed services under that long-term contract. In addition, CBI has also guaranteed capital leases, mainly for CBTS, totaling $29.6 million.

The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2009 and 2008 and the Condensed Consolidating Statements of Operations and Cash Flows for the three years ended December 31, 2009, 2008, and 2007 of (1) CBI, the parent company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2009
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$755.8	$637.3	$(57.1)	$1,336.0
Operating costs and expenses	20.1	693.6	383.9	(57.1)	1,040.5

Operating income (loss)	(20.1)	62.2	253.4	—	295.5
Interest expense	111.5	10.2	20.4	(11.4)	130.7
Other expense (income)	3.2	3.2	(7.3)	11.4	10.5

Income (loss) before equity in earnings of subsidiaries and income taxes	(134.8)	48.8	240.3	—	154.3
Income tax expense (benefit)	(41.0)	18.5	87.2	—	64.7
Equity in earnings of subsidiaries, net of tax	183.4	—	—	(183.4)	—

Net income	89.6	30.3	153.1	(183.4)	89.6
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$79.2	$30.3	$153.1	$(183.4)	$79.2

	Year Ended December 31, 2008
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$789.7	$663.4	$(50.1)	$1,403.0
Operating costs and expenses	20.8	711.2	415.9	(50.1)	1,097.8

Operating income (loss)	(20.8)	78.5	247.5	—	305.2
Interest expense	119.6	20.2	19.8	(19.9)	139.7
Other expense (income)	(30.9)	(1.0)	1.3	19.9	(10.7)

Income (loss) before equity in earnings of subsidiaries and income taxes	(109.5)	59.3	226.4	—	176.2
Income tax expense (benefit)	(32.7)	22.5	83.8	—	73.6
Equity in earnings of subsidiaries, net of tax	179.4	—	—	(179.4)	—

Net income	102.6	36.8	142.6	(179.4)	102.6
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$92.2	$36.8	$142.6	$(179.4)	$92.2

	Year Ended December 31, 2007
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$700.4	$691.0	$(42.8)	$1,348.6
Operating costs and expenses	23.7	632.6	452.7	(42.8)	1,066.2

Operating income (loss)	(23.7)	67.8	238.3	—	282.4
Interest expense	137.8	25.3	19.6	(27.8)	154.9
Other expense (income)	(31.7)	1.3	0.2	27.8	(2.4)

Income (loss) before equity in earnings of subsidiaries and income taxes	(129.8)	41.2	218.5	—	129.9
Income tax expense (benefit)	(37.2)	16.2	77.7	—	56.7
Equity in earnings of subsidiaries, net of tax	165.8	—	—	(165.8)	—

Net income	73.2	25.0	140.8	(165.8)	73.2
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$62.8	$25.0	$140.8	$(165.8)	$62.8

Condensed Consolidating Balance Sheets

	As of December 31, 2009
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$20.1	$0.8	$2.1	$—	$23.0
Receivables, net	—	0.9	159.0	—	159.9
Other current assets	47.8	64.1	26.9	(0.7)	138.1

Total current assets	67.9	65.8	188.0	(0.7)	321.0
Property, plant and equipment, net	0.8	492.9	629.6	—	1,123.3
Goodwill and other intangibles, net	—	179.2	2.8	—	182.0
Investments in and advances to subsidiaries	912.4	—	21.9	(934.3)	—
Other noncurrent assets	329.7	188.6	9.1	(89.4)	438.0

Total assets	$1,310.8	$926.5	$851.4	$(1,024.4)	$2,064.3

Current portion of long-term debt	$2.1	$12.4	$1.3	$—	$15.8
Accounts payable	0.4	73.0	32.8	—	106.2
Other current liabilities	67.8	81.0	53.1	(0.1)	201.8

Total current liabilities	70.3	166.4	87.2	(0.1)	323.8
Long-term debt, less current portion	1,558.4	104.5	300.4	—	1,963.3
Other noncurrent liabilities	328.5	104.4	88.9	(90.0)	431.8
Intercompany payables	8.2	241.3	69.4	(318.9)	—

Total liabilities	1,965.4	616.6	545.9	(409.0)	2,718.9
Shareowners’ equity (deficit)	(654.6)	309.9	305.5	(615.4)	(654.6)

Total liabilities and shareowners’ equity (deficit)	$1,310.8	$926.5	$851.4	$(1,024.4)	$2,064.3

	As of December 31, 2008
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$4.5	$0.4	$1.8	$—	$6.7
Receivables, net	3.2	55.2	106.5	—	164.9
Other current assets	27.7	92.2	30.2	(0.6)	149.5

Total current assets	35.4	147.8	138.5	(0.6)	321.1
Property, plant and equipment, net	0.6	449.0	594.7	—	1,044.3
Goodwill and other intangibles, net	—	194.8	3.0	—	197.8
Investments in and advances to subsidiaries	1,041.8	—	—	(1,041.8)	—
Other noncurrent assets	358.4	215.5	12.6	(63.0)	523.5

Total assets	$1,436.2	$1,007.1	$748.8	$(1,105.4)	$2,086.7

Current portion of long-term debt	$2.1	$7.4	$0.7	$—	$10.2
Accounts payable	0.1	81.9	28.8	—	110.8
Other current liabilities	99.6	50.4	52.8	—	202.8

Total current liabilities	101.8	139.7	82.3	—	323.8
Long-term debt, less current portion	1,598.4	42.1	310.0	—	1,950.5
Other noncurrent liabilities	445.3	94.1	45.9	(63.6)	521.7
Intercompany payables	—	429.1	41.3	(470.4)	—

Total liabilities	2,145.5	705.0	479.5	(534.0)	2,796.0
Shareowners’ equity (deficit)	(709.3)	302.1	269.3	(571.4)	(709.3)

Total liabilities and shareowners’ equity (deficit)	$1,436.2	$1,007.1	$748.8	$(1,105.4)	$2,086.7

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2009
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(165.1)	$184.6	$246.1	$—	$265.6

Capital expenditures	(0.6)	(68.0)	(126.5)	—	(195.1)
Acquisition of businesses	—	(2.9)	(0.5)	—	(3.4)
Proceeds/deposits from sales of wireless licenses and towers	—	105.9	—	—	105.9
Other investing activities	0.4	(2.1)	0.5	—	(1.2)

Cash flows provided by (used in) investing activities	(0.2)	32.9	(126.5)	—	(93.8)

Funding between Parent and subsidiaries, net	321.3	(208.7)	(112.6)	—	—
Issuance of long-term debt	492.8	—	—	—	492.8
Net change in credit and receivables facilities with initial maturities less than 90 days	(53.0)	—	10.9	—	(42.1)
Repayment of debt	(480.5)	(8.4)	(17.6)	—	(506.5)
Common stock repurchase	(73.2)	—	—	—	(73.2)
Debt issuance costs	(15.3)	—	—	—	(15.3)
Other financing activities	(11.2)	—	—	—	(11.2)

Cash flows provided by (used in) financing activities	180.9	(217.1)	(119.3)	—	(155.5)

Increase in cash and cash equivalents	15.6	0.4	0.3	—	16.3
Beginning cash and cash equivalents	4.5	0.4	1.8	—	6.7

Ending cash and cash equivalents	$20.1	$0.8	$2.1	$—	$23.0

	Year Ended December 31, 2008
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(27.8)	$195.4	$236.3	$—	$403.9

Capital expenditures	(0.6)	(132.8)	(97.5)	—	(230.9)
Acquisition of businesses and wireless licenses	—	(17.7)	(2.3)	—	(20.0)
Other investing activities	0.1	(0.4)	0.7	—	0.4

Cash flows used in investing activities	(0.5)	(150.9)	(99.1)	—	(250.5)

Funding between Parent and subsidiaries, net	175.6	(39.4)	(136.2)	—	—
Issuance of long-term debt	20.0	—	3.0	—	23.0
Net change in credit and receivables facilities with initial maturities less than 90 days	(2.0)	—	—	—	(2.0)
Repayment of debt	(96.6)	(5.5)	(3.6)	—	(105.7)
Common stock repurchase	(76.8)	—	—	—	(76.8)
Other financing activities	(11.0)	—	(0.3)	—	(11.3)

Cash flows provided by (used in) financing activities	9.2	(44.9)	(137.1)	—	(172.8)

Increase (decrease) in cash and cash equivalents	(19.1)	(0.4)	0.1	—	(19.4)
Beginning cash and cash equivalents	23.6	0.8	1.7	—	26.1

Ending cash and cash equivalents	$4.5	$0.4	$1.8	$—	$6.7

	Year Ended December 31, 2007
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(58.4)	$224.3	$142.9	$—	$308.8

Capital expenditures	—	(143.0)	(90.8)	—	(233.8)
Acquisition of businesses and wireless licenses	—	(23.4)	(4.6)	—	(28.0)
Other investing activities	(1.2)	(1.5)	1.0	—	(1.7)

Cash flows used in investing activities	(1.2)	(167.9)	(94.4)	—	(263.5)

Funding between Parent and subsidiaries, net	176.0	(54.9)	(121.1)	—	—
Issuance of long-term debt	—	0.6	—	—	0.6
Increase in credit and receivables facilities, net	55.0	—	75.0	—	130.0
Repayment of debt	(214.9)	(3.3)	(0.9)	—	(219.1)
Other financing activities	(8.8)	—	(1.3)	—	(10.1)

Cash flows provided by (used in) financing activities	7.3	(57.6)	(48.3)	—	(98.6)

Increase (decrease) in cash and cash equivalents	(52.3)	(1.2)	0.2	—	(53.3)
Beginning cash and cash equivalents	75.9	2.0	1.5	—	79.4

Ending cash and cash equivalents	$23.6	$0.8	$1.7	$—	$26.1

18. Quarterly Financial Information (Unaudited)

	2009
(dollars in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$325.5	$327.6	$337.7	$345.2	$1,336.0
Operating income	80.3	75.6	73.2	66.4	295.5
Net income	28.8	26.3	27.7	6.8	89.6
Basic earnings per common share	0.12	0.11	0.12	0.02	0.37
Diluted earnings per common share	0.12	0.11	0.12	0.02	0.37

	2008
(dollars in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$348.5	$351.2	$346.5	$356.8	$1,403.0
Operating income	57.1	79.9	79.8	88.4	305.2
Net income	12.9	25.6	26.6	37.5	102.6
Basic earnings per common share	0.04	0.10	0.10	0.15	0.39
Diluted earnings per common share	0.04	0.09	0.10	0.15	0.38

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

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009 (the “Evaluation Date”). Based on that evaluation, Cincinnati Bell Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management’s annual report on internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2009, and they have concluded that there was not any change to Cincinnati Bell Inc.’s internal control over financial reporting in the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

The Company’s Code of Ethics for Senior Financial Officers that applies to its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer is filed as an exhibit to this Form 10-K and is posted on the Company’s website at http://www.cincinnatibell.com. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), the Company will post on its website any amendment to the Code of Ethics for Senior Financial Officers and any waiver of such code relating to such senior executive officers of the Company.

In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and filed as exhibits to this Annual Report on Form 10-K, in May 2009 the Company’s Chief Executive Officer submitted to the NYSE the certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303 A.12 of the NYSE Listed Company Manual.

Executive Officers of the Registrant:

The names, ages and positions of the executive officers of the Company are as follows:

Name	Age	Title
John F. Cassidy (a)	55	President and Chief Executive Officer
Brian A. Ross	52	Chief Operating Officer
Gary J. Wojtaszek	43	Chief Financial Officer
Tara L. Khoury	53	Senior Vice President and Chief Marketing Officer
Christopher J. Wilson	44	Vice President, General Counsel, and Secretary
Brian G. Keating	56	Vice President, Human Resources and Administration
Kurt A. Freyberger	43	Vice President, Investor Relations and Controller

(a)	Member of the Board of Directors

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

GARY J. WOJTASZEK, Chief Financial Officer of the Company since August 2008; Senior Vice President, Treasurer, and Chief Accounting Officer of Laureate Education Corporation from 2006-2008; Vice President of Finance and principal accounting officer of Agere Systems, Inc. from 2001-2006.

TARA L. KHOURY, Senior Vice President and Chief Marketing Officer of the Company since March 2009; Senior Vice President and Chief Global Marketing Officer of Kao Brands Company, 2005-2008; Senior Vice President, Hillshire Farm division of Sara Lee Corporation, 2004-2005.

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

KURT A. FREYBERGER, Vice President, Investor Relations and Controller of the Company since May 2009; Vice President and Controller from March 2005 to May 2009; Assistant Corporate Controller of Chiquita Brands International, Inc. from 2000 to March 2005; various financial reporting roles at Chiquita from 1996-2000.

Items 11 and 12. Executive Compensation and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by these items can be found in the Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by these items can be found in the Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by these items can be found in the Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

Consolidated Financial Statements are included beginning on page 52.

Financial Statement Schedules

Financial Statement Schedule II — Valuation and Qualifying Accounts is included on page 112. All other schedules are not required under the related instructions or are not applicable.

Exhibits

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

Exhibit Number	Description

(3.1)	Amended and Restated Articles of Incorporation of Cincinnati Bell Inc. (Exhibit 3.1 to Current Report on Form 8-K, date of Report April 25, 2008, File No. 1-8519).

(3.2)	Amended and Restated Regulations of Cincinnati Bell Inc. (Exhibit 3.2 to Current Report on Form 8-K, date of Report April 25, 2008, File No. 1-8519).

(4.1)	Indenture dated July 1, 1993, between Cincinnati Bell Inc., as Issuer, and The Bank of New York, as Trustee, relating to Cincinnati Bell Inc.’s 7 1/4% Notes Due June 15, 2023 (Exhibit 4-A to Current Report on Form 8-K, date of report July 12, 1993, File No. 1-8519).

(4.2)	Indenture dated as of November 19, 2003, by and among Cincinnati Bell Inc., as Issuer, the Guarantors party thereto, and The Bank of New York, as Trustee, in connection with Cincinnati Bell 8 3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit (4)(c)(xiii) to Registration Statement No. 333-110940).

(4.3)	Indenture dated as of February 16, 2005, by and among Cincinnati Bell Inc., as Issuer, the Guarantor parties thereto, and the Bank of New York, as Trustee in connection with Cincinnati Bell Inc.’s 7% Senior Notes due 2015 (Exhibit 4.1 to Current Report on Form 8-K, filed on February 23, 2005, File No. 1-8519).

(4.4)	Indenture dated as of October 5, 2009, by and among Cincinnati Bell Inc., as issuer, the guarantors party thereto and The Bank of New York Mellon, as trustee, relating to Cincinnati Bell Inc.’s 8.25% Senior Notes due 2017. (Exhibit 4.1 to Current Report on Form 8-K, date of Report September 30, 2009, File No. 1-8519).

(4.5)	Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4-A to Current Report on Form 8-K, filed October 27, 1993, File No. 1-8519).

(4.6)	First Supplemental Indenture dated as of January 10, 2005 to the Indenture dated as of October 27, 1993 by and among Cincinnati Bell Telephone Company as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit 4(c)(ii)(2) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.7)	Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated as of October 27, 1993 by and among Cincinnati Bell Telephone Company LLC (as successor entity to Cincinnati Bell Telephone Company), as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit 4(c)(ii)(3) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.8)	Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4-A to Current Report on Form 8-K, filed November 30, 1998, File No. 1-8519).

Exhibit Number	Description

(4.9)	First Supplemental Indenture dated as of December 31, 2004 to the Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit 4(c)(iii)(2) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.10)	Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company LLC (as successor entity Cincinnati Bell Telephone Company), as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit (4)(c)(iii)(3) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.11)	Warrant Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers (Exhibit (4)(c)(vii) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4.12)	Equity Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers (Exhibit (4)(c)(ix) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4.13)	Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(1) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4.14)	First Amendment to Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(2) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4.15)	Second Amendment to Purchase Agreement, dated as of April 30, 2004 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(3) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 1-8519).

(4.16)	Third Amendment to Purchase Agreement, dated April 30, 2004, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit 4(c)(viii)(4) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.17)	Fourth Amendment to Purchase Agreement, dated January 31, 2005, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit 4(c)(viii)(5) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.18)	No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10.1)	Credit Agreement dated as of February 16, 2005 as Amended and Restated as of June 25, 2009 among Cincinnati Bell Inc. as Borrower, the Guarantors parties thereto, Bank of America, N.A., as Administrative Agent and an L/C Issuer, PNC Bank, National Association, as Swingline Lender and an L/C Issuer, and Lenders party thereto (Exhibit 10.2 to Current Report on Form 8-K, date of report June 25, 2009, File No. 1-8519).

(10.2)	Fifth Amendment to the Credit Agreement, dated as of February 17, 2010, among Cincinnati Bell Inc., as Borrower, the Guarantors parties thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, and PNC Bank, National Association, as Swingline Lender and L/C Issuer, and Lenders party thereto (Exhibit 99.1 to Current Report on Form 8-K, date of report February 17, 2010, File No. 1-8519).

Exhibit Number	Description

(10.3)	Purchase and Sale Agreement, dated as of March 23, 2007, among Cincinnati Bell Funding LLC as Purchaser, Cincinnati Bell Inc. as Servicer and sole member of Cincinnati Bell Funding LLC, and various Cincinnati Bell subsidiaries as Sellers (Exhibit 99.1 to Current Report on Form 8-K, filed March 29, 2007, File No. 1-8519).

(10.4)	Joinder and First Amendment to the Purchase and Sale Agreement, dated as of March 19, 2009, to the Purchase and Sale Agreement dated as of March 23, 2007, among Cincinnati Bell Technology Solutions Inc. as a New Originator, the Originators identified therein, Cincinnati Bell Funding LLC, and Cincinnati Bell Inc. as Servicer (Exhibit 99.2 to Current Report on Form 8-K, date of Report March 19, 2009, File No. 1-8519).

(10.5)	Joinder and Second Amendment to the Purchase and Sale Agreement, dated as of July 1, 2009, to Purchase and Sale Agreement dated as of March 23, 2007, among eVolve Business Solutions LLC as a New Originator, the Originators identified therein, Cincinnati Bell Funding LLC, and Cincinnati Bell Inc. as Servicer (Exhibit 99.2 to Current Report on Form 8-K, date of Report July 1, 2009, File No. 1-8519).

(10.6)	Receivables Purchase Agreement, dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, various Purchasers and Purchaser Agents, and PNC Bank, National Association, as Administrator. (Exhibit 99.2 to Current Report on Form 8-K, filed March 29, 2007, File No. 1-8519).

(10.7)	First Amendment to Receivables Purchase Agreement, dated as of March 18, 2008, to the Receivables Purchase Agreement dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Purchasers and Purchaser Agents and PNC Bank, National Association, as Administrator for each Purchaser Group (Exhibit 99.1 to Current Report on Form 8-K, date of Report March 26, 2008, File No. 1-8519).

(10.8)	Second Amendment to Receivables Purchase Agreement, dated as of March 20, 2008, to the Receivables Purchase Agreement dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Purchasers and Purchaser Agents and PNC Bank, National Association, as Administrator for each Purchaser Group (Exhibit 99.2 to Current Report on Form 8-K, date of Report March 26, 2008, File No. 1-8519).

(10.9)	Third Amendment to Receivables Purchase Agreement, dated as of March 19, 2009, to the Receivables Purchase Agreement dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Purchasers and Purchaser Agents identified therein and PNC Bank, National Association, as Administrator for each Purchaser Group (Exhibit 99.1 to Current Report on Form 8-K, date of Report March 19, 2009, File No. 1-8519).

(10.10)	Fourth Amendment to Receivables Purchase Agreement, dated as of June 8, 2009, to the Receivables Purchase Agreement dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Purchaser and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator for each Purchaser Group. (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 8, 2009, File No. 1-8519).

(10.11)	Fifth Amendment to Receivables Purchase Agreement, dated as of July 1, 2009, to the Receivables Purchase Agreement dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Purchaser and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator for each Purchaser Group. (Exhibit 99.1 to Current Report on Form 8-K, date of Report July 1, 2009, File No. 1-8519).

(10.12)	Asset Purchase Agreement, dated November 30, 2007 among Cincinnati Bell Any Distance Inc. as Buyer, EGIX, Inc. and EGIX Network Services, Inc as Sellers, and the Seller’s respective subsidiaries and principal shareholders (Exhibit (10)(ii)(A) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

Exhibit Number	Description

(10.13)	Asset Purchase Agreement, dated as of December 31, 2007, among GramTel USA, Inc. as Seller, BCSIVA Inc. as Buyer, and Jordan Industries, Inc. (Exhibit (10)(ii)(B) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.14)*	Short Term Incentive Plan of Cincinnati Bell Inc., as amended and restated effective July 24, 2000 (Exhibit (10)(iii)(A)(1) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10.15)*	Amendment to Cincinnati Bell Inc. Short Term Incentive Plan effective as of May 27, 2003 (Exhibit (10)(iii)(A)(1.1) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.16)*	Amendment to Cincinnati Bell Inc. Short Term Incentive Plan effective as of January 1, 2009. (Exhibit (10)(iii)(A) (4) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.17)*	Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors, as amended and restated as of January 1, 2005. (Exhibit (10)(iii)(A) (4) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.18)*	Amendment to Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors effective as of January 1, 2006 (Exhibit (10)(iii)(A) (2.3) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.19)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A) (3) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.20)*+	Amendment to Cincinnati Bell Inc. Pension Program effective as of January 1, 2008.

(10.21)*	Cincinnati Bell Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005. (Exhibit (10)(iii)(A) (4) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.22)*	Cincinnati Bell Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000 (Exhibit (10)(iii)(A)(1) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10.23)*	Amendment to Cincinnati Bell Inc. 1997 Long Term Incentive Plan effective as of January 1, 2001 (Exhibit (10)(iii)(A)(5.1) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.24)*	Amendment to Cincinnati Bell Inc. 1997 Long Term Incentive Plan effective as of May 27, 2003 (Exhibit (10)(iii)(A)(5.2) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.25)*	Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective January 1, 2001 (Exhibit (10)(iii)(A)(6) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10.26)*	Amendment to Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors effective as of May 27, 2003 (Exhibit (10)(iii)(A)(6.1) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.27)*	Cincinnati Bell Inc. 2007 Long Term Incentive Plan (Appendix A to the Company’s 2007 Proxy Statement on Schedule 14A filed March 14, 2007, File No. 1-8519).

(10.28)*	Amendment to Cincinnati Bell Inc. 2007 Long Term Incentive Plan effective as of May 1, 2009 (Appendix A to the Company’s 2009 Proxy Statement on Schedule 14A filed March 17, 2009, File No. 1-8519).

(10.29)*	Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors (Appendix B to the Company’s 2007 Proxy Statement on Schedule 14A filed on March 14, 2007, File No. 1-8519).

Exhibit Number	Description

(10.30)*	Cincinnati Bell Inc. 2007 Performance Unit Agreement (Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-8519).

(10.31)*	Cincinnati Bell Management Pension Plan effective as of January 1, 1997 (Exhibit (10)(iii)(A)(17) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.32)*	Amendment to Cincinnati Bell Management Pension Plan effective as of December 4, 2003 (Exhibit (10)(iii)(A)(3.2) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.33)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2002 (Exhibit (10)(iii)(A)(17.1) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.34)*	Amendment to Cincinnati Bell Management Pension Plan effective as of May 27, 2003 (Exhibit (10)(iii)(A)(17.2) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.35)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 1997 (Exhibit (10)(iii)(A)(17.3) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.36)*	Amendment to Cincinnati Bell Management Pension Plan effective as of December 4, 2003 (Exhibit (10)(iii)(A)(17.4) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.37)*	Amendment to Cincinnati Bell Management Pension Plan effective as of August 19, 2004 (Exhibit (10)(iii)(A)(17.5) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.38)*	Amendment to Cincinnati Bell Management Pension Plan effective as of June 1, 2005 (Exhibit (10)(iii)(A)(17.6) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.39)*	Amendment to Cincinnati Bell Management Pension Plan effective as of March 28, 2005 (Exhibit (10)(iii)(A)(17.7) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.40)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2006 (Exhibit (10)(iii)(A)(17.8) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.41)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2007 (Exhibit (10)(iii)(A)(17.9) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.42)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 1997 (Exhibit (10)(iii)(A)(17.10) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.43)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 1997 (Exhibit (10)(iii)(A)(17.11) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.44)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2002 (Exhibit (10)(iii)(A)(17.12) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.45)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2005 (Exhibit (10)(iii)(A)(17.13) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

Exhibit Number	Description

(10.46)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2008 (Exhibit (10)(iii)(A)(17.14) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.47)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2008 (Exhibit (10)(iii)(A)(17.15) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.48)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2008 (Exhibit (10)(iii)(A)(17.16) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.49)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2009 (Exhibit (10)(iii)(A)(17.17) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.50)*+	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2008.

(10.51)*	Cincinnati Bell Inc. Form of Stock Option Agreement (Employees) (Exhibit 10.1 to Current Report on Form 8-K, date of Report December 3, 2004, File No. 1-8519).

(10.52)*	Cincinnati Bell Inc. Form of Cincinnati Bell Inc. Performance Restricted Stock Agreement (Exhibit 10.2 to Current Report on Form 8-K, date of Report December 3, 2004, File No. 1-8519).

(10.53)*	Cincinnati Bell Inc. Form of Stock Option Agreement (Non-Employee Directors) (Exhibit 10.3 to Current Report on Form 8-K, date of Report December 4, 2003, File No. 1-8519).

(10.54)*	Cincinnati Bell Inc. Form of Stock Appreciation Rights Agreement (Employees). (Exhibit (10)(iii)(A)(21) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.55)*	Cincinnati Bell Inc. Form of Stock Option Agreement (2007 Long Term Incentive Plan). (Exhibit (10)(iii)(A)(22) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.56)*	Cincinnati Bell Inc. Performance Restricted Stock Agreement (2007 Long Term Incentive Plan). (Exhibit (10)(iii)(A)(23) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.57)*	Cincinnati Bell Inc. Form of 2008-2010 Performance Share Agreement (2007 Long Term Incentive Plan). (Exhibit (10)(iii)(A)(24) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.58)*	Amended and Restated Employment Agreement effective as of January 1, 2009, between Cincinnati Bell Inc. and John F. Cassidy (Exhibit (10)(iii)(A)(9) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.59)*	Amendment to Amended and Restated Employment Agreement effective as of February 5, 2010 between Cincinnati Bell Inc. and John F. Cassidy (Exhibit 10.1 to Current Report on Form 8-K, date of Report February 5, 2010, File No 1-8519).

(10.60)*	Amended and Restated Employment Agreement effective as of January 1, 2009 between Cincinnati Bell Inc. and Gary J. Wojtaszek (Exhibit (10)(iii)(A)(12) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.61)*	Amended and Restated Employment Agreement effective as of January 1, 2009 between Cincinnati Bell Inc. and Brian A. Ross (Exhibit (10)(iii)(A)(13) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.62)*	Amended and Restated Employment Agreement effective as of January 1, 2009 between Cincinnati Bell Inc. and Christopher J. Wilson (Exhibit (10)(iii)(A)(10) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

Exhibit Number	Description

(10.63)*	Amended and Restated Employment Agreement effective as of January 1, 2009 between Cincinnati Bell Inc. and Brian G. Keating (Exhibit (10)(iii)(A)(8) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(12.1)+	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

(14)	Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K (Exhibit (10)(iii)(A)(15) to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(21)+	Subsidiaries of the Registrant.

(23)+	Consent of Independent Registered Public Accounting Firm.

(24)+	Powers of Attorney.

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(a)(3) of the Instructions to Form 10-K.

The Company’s reports on Form 10-K, 10-Q, 8-K, proxy and other information are available free of charge at the following website: http://www.cincinnatibell.com. Upon request, the Company will furnish a copy of the Proxy Statement to its security holders without charge, portions of which are incorporated herein by reference. The Company will furnish any other exhibit at cost.

Schedule II

CINCINNATI BELL INC.

VALUATION AND QUALIFYING ACCOUNTS

(dollars in millions)

	Beginning of Period	Charge (Benefit) to Expenses	To (from) Other Accounts	Deductions	End of Period
Allowance for Doubtful Accounts
Year 2009	$18.0	$22.3	$—	$23.1	$17.2
Year 2008	$17.1	$19.7	$—	$18.8	$18.0
Year 2007	$15.2	$15.2	$—	$13.3	$17.1

Deferred Tax
Valuation Allowance
Year 2009	$72.9	$(5.7)	$—	$—	$67.2
Year 2008	$140.0	$(67.1)	$—	$—	$72.9
Year 2007	$150.7	$(10.7)	$—	$—	$140.0

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BELL INC.

February 25, 2010	By	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
Chief Financial Officer

	By	/s/ Kurt A. Freyberger
Kurt A. Freyberger
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John F. Cassidy John F. Cassidy	President, Chief Executive Officer, and Director	February 25, 2010

PHILLIP R. COX* Phillip R. Cox	Chairman of the Board and Director	February 25, 2010

BRUCE L. BYRNES* Bruce L. Byrnes	Director	February 25, 2010

JAKKI L. HAUSSLER* Jakki L. Haussler	Director	February 25, 2010

MARK LAZARUS* Mark Lazarus	Director	February 25, 2010

CRAIG F. MAIER* Craig F. Maier	Director	February 25, 2010

ALEX SHUMATE* Alex Shumate	Director	February 25, 2010

LYNN A. WENTWORTH* Lynn A. Wentworth	Director	February 25, 2010

JOHN M. ZRNO* John M. Zrno	Director	February 25, 2010

*By:	/s/ John F. Cassidy	February 25, 2010
John F. Cassidy
as attorney-in-fact and on his behalf as Principal Executive Officer, President and Chief Executive Officer, and Director