Form 10-Q
period 2010-03-31
CINCINNATI BELL INC
filed 2010-05-07
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

At April 30, 2010, there were 201,139,021 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue
Services	$289.8	$293.1
Products	33.9	32.4

Total revenue	323.7	325.5

Costs and expenses
Cost of services, excluding items below	97.4	101.1
Cost of products sold, excluding items below	36.5	37.9
Selling, general and administrative	67.2	73.9
Depreciation and amortization	40.2	39.3
Restructuring gains, net	—	(7.0)

Total operating costs and expenses	241.3	245.2

Operating income	82.4	80.3
Interest expense	37.1	31.8
Other income, net	(0.1)	—

Income before income taxes	45.4	48.5
Income tax expense	22.6	19.7

Net income	22.8	28.8
Preferred stock dividends	2.6	2.6

Net income applicable to common shareowners	$20.2	$26.2

Basic and diluted earnings per common share	$0.10	$0.12

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$576.8	$23.0
Receivables, less allowances of $16.4 and $17.2	148.8	159.9
Inventory, materials and supplies	23.2	23.7
Deferred income taxes, net	71.5	83.9
Prepaid expenses	26.7	29.0
Other current assets	1.7	1.5

Total current assets	848.7	321.0
Property, plant and equipment, net	1,115.3	1,123.3
Goodwill	72.2	71.9
Intangible assets, net	108.8	110.1
Deferred income taxes, net	385.0	393.6
Other noncurrent assets	59.6	44.4

Total assets	$2,589.6	$2,064.3

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$586.4	$15.8
Accounts payable	84.4	106.2
Unearned revenue and customer deposits	46.0	46.6
Accrued taxes	17.4	14.8
Accrued interest	40.1	40.2
Accrued payroll and benefits	37.8	39.2
Deposit received for sale of wireless towers	6.9	25.6
Other current liabilities	33.0	35.4

Total current liabilities	852.0	323.8
Long-term debt, less current portion	1,934.1	1,963.3
Pension and postretirement benefit obligations	316.0	314.9
Other noncurrent liabilities	122.1	116.9

Total liabilities	3,224.2	2,718.9

Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2010 and December 31, 2009; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 201,804,928 and 201,039,764 shares issued; 201,135,448 and 200,383,886 outstanding at March 31, 2010 and December 31, 2009	2.0	2.0
Additional paid-in capital	2,616.6	2,619.7
Accumulated deficit	(3,244.1)	(3,266.9)
Accumulated other comprehensive loss	(135.8)	(136.1)
Common shares in treasury, at cost: 669,480 and 655,878 shares at March 31, 2010 and December 31, 2009	(2.7)	(2.7)

Total shareowners’ deficit	(634.6)	(654.6)

Total liabilities and shareowners’ deficit	$2,589.6	$2,064.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$22.8	$28.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	39.3	38.2
Amortization	0.9	1.1
Provision for loss on receivables	4.1	6.2
Noncash interest expense	0.9	1.9
Deferred income tax expense, including valuation allowance change	20.4	17.6
Pension and other postretirement expense in excess of (less than) payments	1.5	(3.1)
Other, net	0.1	0.4

Changes in operating assets and liabilities, net of effects of acquisitions
Decrease in receivables	6.1	1.6
Decrease in inventory, materials, supplies, prepaids and other current assets	2.5	6.7
Decrease in accounts payable	(20.5)	(17.5)
Decrease in accrued and other current liabilities	(2.4)	(26.9)
Decrease (increase) in other long-term assets	(3.3)	1.8
Increase (decrease) in other long-term liabilities	(1.6)	1.7

Net cash provided by operating activities	70.8	58.5

Cash flows from investing activities
Capital expenditures	(27.3)	(45.7)
Acquisitions of businesses	(0.4)	(3.4)
Other, net	0.1	0.6

Net cash used in investing activities	(27.6)	(48.5)

Cash flows from financing activities
Issuance of long-term debt	616.2	—
Increase (decrease) in corporate credit and receivables facilities, net	(85.9)	23.0
Repayment of debt	(2.9)	(2.3)
Debt issuance costs	(12.9)	—
Preferred stock dividends	(2.6)	(2.6)
Common stock repurchase	—	(21.4)
Other, net	(1.3)	(0.6)

Net cash provided by (used in) financing activities	510.6	(3.9)

Net increase in cash and cash equivalents	553.8	6.1
Cash and cash equivalents at beginning of year	23.0	6.7

Cash and cash equivalents at end of period	$576.8	$12.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies

The following represents a summary of the business and accounting policies of Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company”). A more detailed presentation can be found in the Company’s 2009 Annual Report on Form 10-K.

Description of Business — The Company provides diversified telecommunications and technology services through businesses in three segments: Wireline, Wireless and Technology Solutions. Beginning in 2010, the Company realigned its reportable business segments to be consistent with changes to its management reporting. Certain data center operations that were historically included in the Wireline segment have been reclassified to the Technology Solutions segment. Prior year amounts have been reclassified to conform to the current segment reporting. Refer to Note 8 for further discussion concerning the Company’s segments.

Basis of Presentation — The Condensed Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for each period presented. The Company has evaluated subsequent events through May 6, 2010.

The adjustments referred to above are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.

The Condensed Consolidated Balance Sheet as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2009 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2010.

Recently Issued Accounting Standards — In September 2009, new accounting guidance under ASC 605 related to revenue arrangements with multiple deliverables was issued. The guidance addresses the unit of accounting for arrangements involving multiple deliverables, how arrangement consideration should be allocated to the separate units of accounting and eliminates the criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered item to be considered a separate unit of accounting. Such guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not yet assessed the impact of this guidance on the Company’s financial statements.

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

Basic earnings per common share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if potential common shares were exercised or converted to common stock but only to the extent that they are considered dilutive to the Company’s earnings. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the following periods:

	Three Months Ended March 31,
(in millions, except per share amounts)	2010	2009
Numerator:
Net income	$22.8	$28.8
Preferred stock dividends	2.6	2.6

Numerator for basic and diluted EPS	$20.2	$26.2

Denominator:
Denominator for basic EPS—weighted average common shares outstanding	200.9	224.3
Warrants	1.0	—
Stock-based compensation arrangements	2.8	0.9

Denominator for diluted EPS	204.7	225.2

Basic and diluted earnings per common share	$0.10	$0.12

Potentially issuable common shares excluded from denominator for diluted EPS due to anti-dilutive effect	40.6	43.9

3.	Comprehensive Income

	Three Months Ended March 31,
(dollars in millions)	2010	2009
Net income	$22.8	$28.8
Amortization and remeasurement of pension and postretirement liabilities, net of taxes	0.3	67.1

Comprehensive income	$23.1	$95.9

Form 10-Q Part I	Cincinnati Bell Inc.

4.	Debt

The Company’s debt consists of the following:

(dollars in millions)	March 31, 2010	December 31, 2009
Current portion of long-term debt:
Credit facility, Tranche B Term Loan	2.1	2.1
Capital lease obligations and other debt	14.4	13.7
8 3/8 % Senior Subordinated Notes due 2014*	569.2	—
Net unamortized premium	0.7	—

Current portion of long-term debt	586.4	15.8

Long-term debt, less current portion:
Credit facility, Tranche B Term Loan	202.2	202.8
8 3/8 % Senior Subordinated Notes due 2014*	—	569.8
7% Senior Notes due 2015*	252.0	252.3
8 1/4 % Senior Notes due 2017	500.0	500.0
8 3/4 % Senior Subordinated Notes due 2018	625.0	—
7 1/4 % Senior Notes due 2023	40.0	40.0
Receivables Facility	—	85.9
Various Cincinnati Bell Telephone notes	207.5	207.5
Capital lease obligations and other debt	123.4	111.8

	1,950.1	1,970.1
Net unamortized discount	(16.0)	(6.8)

Long-term debt, less current portion	1,934.1	1,963.3

Total debt	$2,520.5	$1,979.1

*	The face amount of these notes has been adjusted for the unamortized called amounts received on terminated interest rate swaps.

As of March 31, 2010, the Company did not have any outstanding borrowings under its revolving credit facility, but had outstanding letters of credit totaling $24.8 million, leaving $185.2 million in additional borrowing availability.

The Company and certain subsidiaries entered into an accounts receivable securitization facility (“Receivables Facility”), which permits borrowings of up to $115 million, depending on the level of eligible receivables and other factors. Under the Receivables Facility, certain subsidiaries sell their respective trade receivables on a continuous basis to CB Funding LLC (“CBF”). Although CBF is a wholly owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and as such are not available to creditors of other subsidiaries or the parent company. At March 31, 2010, the Company had no borrowings outstanding under the Receivables Facility and had $83.1 million in additional borrowing availability.

In March 2010, the Company issued $625 million of 8  3/4% Senior Subordinated Notes due 2018 (“8  3/4% Notes”), which are fixed rate bonds to maturity. Concurrent with this issuance, an irrevocable call was issued to redeem the 8  3/8% Senior Subordinated Notes due 2014 plus accrued and unpaid interest and related call premium. As a result of the redemption in April 2010, the Company incurred a pre-tax loss on extinguishment of debt of $10.3 million, which was recognized in April 2010 and consists of the call premium and write-off of debt issuance costs offset by the recognition of the unamortized called amounts on terminated interest rate swaps and the debt premium.

Form 10-Q Part I	Cincinnati Bell Inc.

Interest on the 8 3/4% Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2010. The 8 3/4 % Notes are unsecured senior subordinated obligations ranking junior to all existing and future senior debt, ranking equally to all existing and future senior subordinated indebtedness, and ranking senior to all existing and future subordinated indebtedness. Each of the Company’s current and future restricted subsidiaries (as defined in the Indenture) that is a guarantor under the Corporate credit facility is also a guarantor of the 8 3/4% Notes on an unsecured senior subordinated basis, with certain immaterial exceptions. The indenture governing the 8 3/4% Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are generally not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 3/4% Notes provides for customary events of default, including a cross-default provision for both nonpayment at final maturity or acceleration due to a default of any other existing debt instrument that exceeds $35 million.

The Company may redeem the 8 3/4% Notes for a redemption price of 104.375%, 102.188%, and 100.000% on or after March 15, 2014, 2015, and 2016, respectively. At any time prior to March 15, 2014, the Company may redeem all or part of the 8 3/4% Notes at a redemption price equal to the sum of (1) 100% of the principal, plus (2) the greater of (a) 1% of the face value of the 8 3/4 % Senior Notes or (b) the excess over the principal amount of the sum of the present values of (i) 104.375% of the face value of the 8 3/4% Notes, and (ii) interest payments due from the date of redemption to March 15, 2014, in each case discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rates plus one-half percent, plus (3) accrued and unpaid interest, if any, to the date of redemption. Prior to March 15, 2013, the Company, may redeem up to a maximum of 35% of the aggregate principal amount of the 8 3/4% Notes with the net cash proceeds of one or more equity offerings by the Company, at a redemption price equal to 108.750% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date.

Sale of Wireless Towers

In December 2009, the Company sold 196 wireless towers for $99.9 million in cash and leased back a portion of the space on these towers for a term of 20 years. As of December 31, 2009, 48 of the 196 wireless towers sold were subject to purchase price contingencies and were accounted for in accordance with the deposit method. During the first quarter of 2010, contingencies on 35 of the sites were resolved with no change to the purchase price, and the Company recognized these sites as sold for accounting purposes. As a result, the Condensed Consolidated Balance Sheets reflects a reduction in the “Deposit received for sale of wireless towers” of approximately $18 million for the purchase price associated with these sites and a reduction in “Property, plant and equipment, net” of $9 million for the net book value of these sites. The Company also recognized an increase in “Other noncurrent liabilities” of $9 million resulting from the deferred gain on the sale, which will be amortized on a straight-line basis over the 20-year term of the leaseback of the space on the towers. In addition, the Company recorded a capital lease asset and liability of approximately $11 million related to these sites.

Form 10-Q Part I	Cincinnati Bell Inc.

5.	Financial Instruments and Fair Value

At March 31, 2010, the Company’s financial instruments that are required to be measured at fair value were as follows:

(dollars in millions)	March 31, 2010	Level 1	Level 2	Level 3
Money market funds	$436.7	$436.7	$—	$—

At December 31, 2009, the Company’s financial instruments that are required to be measured at fair value were inconsequential.

The carrying value of the Company’s financial instruments does not materially differ from the estimated fair values as of March 31, 2010 and December 31, 2009, except for the Company’s debt. The carrying amounts of debt, excluding capital leases and unamortized discount, at March 31, 2010 and December 31, 2009 were $2,398.1 million and $1,860.8 million, respectively. The estimated fair values at March 31, 2010 and December 31, 2009 were $2,360 million and $1,792 million, respectively. These fair values were estimated based on closing market prices of the Company’s debt and of similar liabilities.

6.	Restructuring Charges

Restructuring reserve (dollars in millions):	Balance December 31, 2009	Utilizations	Balance March 31, 2010
Employee separation obligations	$14.4	$(5.1)	$9.3

Employee separation obligations resulted from the Company’s need to reduce its headcount over the next five years to conform its Wireline operations to the decreased access lines being served by the Company. At March 31, 2010 and December 31, 2009, $2.3 million and $6.4 million of the restructuring reserve was included in “Other current liabilities” and $7.0 million and $8.0 million was included in “Other noncurrent liabilities,” respectively, in the Condensed Consolidated Balance Sheets.

In 2009, the Company announced significant changes to its pension and postretirement plans, which resulted in a curtailment gain of $7.6 million and is included in “Restructuring gains” in the Condensed Consolidated Statement of Operations. See Note 7 for further information.

7.	Pension and Postretirement Plans

In the first quarter 2010, the Company recorded a charge of $3.9 million due to a law change that now requires application of federal income taxes against the retiree Medicare drug subsidies received by the Company. Previously, any Medicare drug subsidy received by the Company was not taxable. This charge is included in “Income tax expense” on the Condensed Consolidated Statements of Operations.

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

Form 10-Q Part I	Cincinnati Bell Inc.

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

Pension and postretirement benefit costs are as follows:

	Pension Benefits		Postretirement and Other Benefits
	Three Months Ended March 31,
(dollars in millions)	2010	2009	2010	2009
Service cost	$1.3	$1.6	$0.1	$0.2
Interest cost on projected benefit obligation	6.7	7.2	2.0	3.2
Expected return on plan assets	(7.5)	(6.5)	—	(0.2)
Amortization of:
Transition obligation	—	—	—	0.1
Prior service cost (benefit)	0.1	0.1	(3.3)	(2.0)
Actuarial loss	2.3	2.2	1.3	1.0
Special termination benefit	—	0.4	—	0.1
Curtailment gain	—	(7.6)	—	—

Benefit costs	$2.9	$(2.6)	$0.1	$2.4

Form 10-Q Part I	Cincinnati Bell Inc.

8.	Business Segment Information

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

Beginning in 2010, the Company realigned its reportable business segments to be consistent with changes to its management reporting. Certain data center operations that have been historically included in the Wireline segment have been reclassified to the Technology Solutions segment. Prior year amounts have been reclassified to conform to the current segment reporting.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.

The Company’s business segment information is as follows:

	Three Months Ended March 31,
(dollars in millions)	2010	2009
Revenue
Wireline	$187.7	$193.5
Wireless	73.2	76.3
Technology Solutions	71.6	65.2
Intersegment	(8.8)	(9.5)

Total revenue	$323.7	$325.5

Intersegment revenue
Wireline	$6.3	$6.2
Wireless	0.7	0.8
Technology Solutions	1.8	2.5

Total intersegment revenue	$8.8	$9.5

Operating income
Wireline	$63.1	$73.8
Wireless	17.7	8.5
Technology Solutions	7.4	4.4
Corporate	(5.8)	(6.4)

Total operating income	$82.4	$80.3

	March 31, 2010	December 31, 2009
Assets
Wireline	$729.1	$704.9
Wireless	380.5	383.4
Technology Solutions	310.5	302.8
Corporate and eliminations	1,169.5	673.2

Total assets	$2,589.6	$2,064.3

Form 10-Q Part I	Cincinnati Bell Inc.

9.	Stock-Based Compensation Plans

Stock Options and Stock Appreciation Rights Awards

The following table summarizes stock option activity for the three months ended March 31, 2010:

(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Prices Per Share
Outstanding at January 1, 2010	20,172	$7.15
Granted	1,069	2.91
Exercised	(52)	1.56
Forfeited/Expired	(747)	33.57

Outstanding at March 31, 2010	20,442	$5.98

Vested and expected to vest at March 31, 2010	20,339	$6.00

Exercisable at March 31, 2010	15,444	$7.14

The Company recognized compensation expense of $0.6 million related to stock options and stock appreciation rights awards for the three months ended March 31, 2010 and $1.0 million for the three months ended March 31, 2009. As of March 31, 2010, there was $2.9 million of unrecognized compensation expense related to these awards, which is expected to be recognized over a weighted-average period of approximately two years. At March 31, 2010, the aggregate intrinsic value of these outstanding awards was approximately $8.5 million.

For options granted in the first quarter of 2010, the weighted-average fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	43.0%
Risk-free interest rate	2.3%
Expected holding period - years	5
Expected dividends	0.0%
Weighted-average grant date fair value	$1.18

The expected volatility assumption used in the Black-Scholes pricing model was based on historical volatility. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected holding period was estimated using the historical exercise behavior of employees and adjusted for abnormal activity. Expected dividends are based on the Company’s history of paying dividends.

Form 10-Q Part I	Cincinnati Bell Inc.

Performance-Based Restricted Awards

The following table summarizes performance-based award activity for the three months ended March 31, 2010:

(in thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2010	4,218	$3.39
Granted*	590	2.91
Vested	(1,146)	3.58

Non-vested at March 31, 2010	3,662	$3.25

*	Assumes the maximum number of awards that can be earned if the performance conditions are achieved.

Awards granted generally vest over three years and upon the achievement of certain performance-based objectives. The Company recognized expense for performance-based awards of $0.5 million for the three months ended March 31, 2010 and $1.2 million for the three months ended March 31, 2009. As of March 31, 2010, there was $2.6 million of unrecognized compensation expense related to performance-based awards, which is expected to be recognized over a weighted-average period of approximately one year.

The Company has also granted cash-payment performance awards in 2010 and 2009 with a base award of $0.9 million and $1.3 million, respectively, with the final payments indexed to the percentage change in the Company’s stock price from the date of grant. The expense recorded for these awards during the three months ended March 31, 2010 and 2009 was $0.1 million and $1.1 million, respectively. At March 31, 2010, there was $0.7 million of unrecognized compensation, which is expected to be recognized within one year.

Time-Based Restricted Awards

The following table summarizes time-based restricted award activity for the three months ended March 31, 2010:

(in thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2010	213	$3.85
Vested	(1)	4.91
Forfeited	(2)	4.91

Non-vested at March 31, 2010	210	$3.83

Awards granted generally vest in one-third increments over a period of three years. The Company recognized expense related to time-based restricted awards of $0.1 million for the three months ended March 31, 2010 and $0.2 million for the three months ended March 31, 2009. As of March 31, 2010, there was $0.5 million of unrecognized compensation expense related to these shares, which is expected to be recognized over a weighted-average period of approximately one year.

Deferred Compensation Plans

The Company currently has deferred compensation plans for both the Board of Directors and certain executives of the Company. At March 31, 2010 and 2009, there were 0.9 million common shares deferred in these plans. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. The Company recognized compensation expense of $0.1 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

10.	Supplemental Guarantor Information

Cincinnati Bell Telephone Notes

Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company” or “CBI”), had $207.5 million in notes outstanding at March 31, 2010 that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2010 and 2009 and Condensed Consolidating Balance Sheets as of March 31, 2010 and December 31, 2009 of (1) the Parent Company, as the guarantor, (2) Cincinnati Bell Telephone Company LLC, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2010
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$169.6	$168.6	$(14.5)	$323.7
Operating costs and expenses	5.7	106.1	144.0	(14.5)	241.3

Operating income (loss)	(5.7)	63.5	24.6	—	82.4
Interest expense	31.1	3.4	4.6	(2.0)	37.1
Other expense (income), net	(2.5)	1.7	(1.3)	2.0	(0.1)

Income (loss) before equity in earnings of subsidiaries and income taxes	(34.3)	58.4	21.3	—	45.4
Income tax expense (benefit)	(9.6)	24.3	7.9	—	22.6
Equity in earnings of subsidiaries, net of tax	47.5	—	—	(47.5)	—

Net income	22.8	34.1	13.4	(47.5)	22.8
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$20.2	$34.1	$13.4	$(47.5)	$20.2

	Three Months Ended March 31, 2009
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$174.8	$165.1	$(14.4)	$325.5
Operating costs and expenses	6.1	104.0	149.5	(14.4)	245.2

Operating income (loss)	(6.1)	70.8	15.6	—	80.3
Interest expense	26.6	3.7	4.9	(3.4)	31.8
Other expense (income), net	(3.5)	1.0	(0.9)	3.4	—

Income (loss) before equity in earnings of subsidiaries and income taxes	(29.2)	66.1	11.6	—	48.5
Income tax expense (benefit)	(8.7)	21.6	6.8	—	19.7
Equity in earnings of subsidiaries, net of tax	49.3	—	—	(49.3)	—

Net income	28.8	44.5	4.8	(49.3)	28.8
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$26.2	$44.5	$4.8	$(49.3)	$26.2

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of March 31, 2010
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$533.3	$33.6	$9.9	$—	$576.8
Receivables, net	—	—	148.8	—	148.8
Other current assets	37.7	21.7	64.0	(0.3)	123.1

Total current assets	571.0	55.3	222.7	(0.3)	848.7
Property, plant and equipment, net	0.7	624.8	489.8	—	1,115.3
Goodwill and intangibles, net	—	2.7	178.3	—	181.0
Investments in and advances to subsidiaries	1,044.9	17.3	—	(1,062.2)	—
Other noncurrent assets	343.7	10.8	185.1	(95.0)	444.6

Total assets	$1,960.3	$710.9	$1,075.9	$(1,157.5)	$2,589.6

Current portion of long-term debt	$572.0	$1.4	$13.0	$—	$586.4
Accounts payable	0.5	41.7	42.2	—	84.4
Other current liabilities	65.7	57.3	58.7	(0.5)	181.2

Total current liabilities	638.2	100.4	113.9	(0.5)	852.0
Long-term debt, less current portion	1,603.6	214.2	116.3	—	1,934.1
Other noncurrent liabilities	328.4	91.5	113.0	(94.8)	438.1
Intercompany payables	24.7	—	307.7	(332.4)	—

Total liabilities	2,594.9	406.1	650.9	(427.7)	3,224.2
Shareowners’ equity (deficit)	(634.6)	304.8	425.0	(729.8)	(634.6)

Total liabilities and shareowners’ equity (deficit)	$1,960.3	$710.9	$1,075.9	$(1,157.5)	$2,589.6

	As of December 31, 2009
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$20.1	$2.1	$0.8	$—	$23.0
Receivables, net	—	—	159.9	—	159.9
Other current assets	47.8	22.0	69.0	(0.7)	138.1

Total current assets	67.9	24.1	229.7	(0.7)	321.0
Property, plant and equipment, net	0.8	629.6	492.9	—	1,123.3
Goodwill and intangibles, net	—	2.8	179.2	—	182.0
Investments in and advances to subsidiaries	912.4	10.1	—	(922.5)	—
Other noncurrent assets	329.7	10.9	186.8	(89.4)	438.0

Total assets	$1,310.8	$677.5	$1,088.6	$(1,012.6)	$2,064.3

Current portion of long-term debt	$2.1	$1.3	$12.4	$—	$15.8
Accounts payable	0.4	44.8	61.0	—	106.2
Other current liabilities	67.8	56.0	78.1	(0.1)	201.8

Total current liabilities	70.3	102.1	151.5	(0.1)	323.8
Long-term debt, less current portion	1,558.4	214.5	190.4	—	1,963.3
Other noncurrent liabilities	328.5	90.2	103.1	(90.0)	431.8
Intercompany payables	8.2	—	298.9	(307.1)	—

Total liabilities	1,965.4	406.8	743.9	(397.2)	2,718.9
Shareowners’ equity (deficit)	(654.6)	270.7	344.7	(615.4)	(654.6)

Total liabilities and shareowners’ equity (deficit)	$1,310.8	$677.5	$1,088.6	$(1,012.6)	$2,064.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2010
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(17.2)	$57.8	$30.2	$—	$70.8

Capital expenditures	—	(18.7)	(8.6)	—	(27.3)
Acquisitions of businesses	—	(0.1)	(0.3)	—	(0.4)
Other investing activities	—	0.1	—	—	0.1

Cash flows used in investing activities	—	(18.7)	(8.9)	—	(27.6)

Funding between Parent and subsidiaries, net	(68.5)	(7.2)	75.7	—	—
Issuance of long-term debt	616.2	—	—	—	616.2
Decrease in receivables facility, net	—	—	(85.9)	—	(85.9)
Repayment of debt	(0.5)	(0.4)	(2.0)	—	(2.9)
Debt issuance costs	(12.9)	—	—	—	(12.9)
Other financing activities	(3.9)	—	—	—	(3.9)

Cash flows provided by (used in) financing activities	530.4	(7.6)	(12.2)	—	510.6

Increase in cash and cash equivalents	513.2	31.5	9.1	—	553.8
Beginning cash and cash equivalents	20.1	2.1	0.8	—	23.0

Ending cash and cash equivalents	$533.3	$33.6	$9.9	$—	$576.8

	Three Months Ended March 31, 2009
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(38.7)	$76.4	$20.8	$—	$58.5

Capital expenditures	(0.2)	(27.5)	(18.0)	—	(45.7)
Acquisitions of businesses	—	(0.5)	(2.9)	—	(3.4)
Other investing activities	0.2	0.2	0.2	—	0.6

Cash flows used in investing activities	—	(27.8)	(20.7)	—	(48.5)

Funding between Parent and subsidiaries, net	69.0	(49.4)	(19.6)	—	—
Increase in corporate credit and receivables facilities, net	2.0	—	21.0	—	23.0
Repayment of debt	(0.5)	(0.2)	(1.6)	—	(2.3)
Common stock repurchase	(21.4)	—	—	—	(21.4)
Other financing activities	(3.2)	—	—	—	(3.2)

Cash flows provided by (used in) financing activities	45.9	(49.6)	(0.2)	—	(3.9)

Increase (decrease) in cash and cash equivalents	7.2	(1.0)	(0.1)	—	6.1
Beginning cash and cash equivalents	4.5	1.8	0.4	—	6.7

Ending cash and cash equivalents	$11.7	$0.8	$0.3	$—	$12.8

Form 10-Q Part I	Cincinnati Bell Inc.

8  3/4% Senior Subordinated Notes due 2018, 8 1 /4% Senior Notes due 2017, 7% Senior Notes Due 2015, and 8 3/8% Senior Subordinated Notes Due 2014

The Parent Company’s 8 3/4% Senior Subordinated Notes due 2018, 8 1/4% Senior Notes due 2017, 7% Senior Notes due 2015, and 8 3/8% Senior Subordinated Notes due 2014 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless LLC, GramTel Inc., BRCOM Inc., CBTS Software LLC, IXC Internet Services Inc., Cincinnati Bell Shared Services LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, and eVolve Business Solutions LLC. The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2010 and 2009 and the Condensed Consolidating Balance Sheets as of March 31, 2010 and December 31, 2009 of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2010
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$183.0	$155.2	$(14.5)	$323.7
Operating costs and expenses	5.7	158.2	91.9	(14.5)	241.3

Operating income (loss)	(5.7)	24.8	63.3	—	82.4
Interest expense	31.1	3.2	4.8	(2.0)	37.1
Other expense (income), net	(2.5)	1.9	(1.5)	2.0	(0.1)

Income (loss) before equity in earnings of subsidiaries and income taxes	(34.3)	19.7	60.0	—	45.4
Income tax expense (benefit)	(9.6)	7.2	25.0	—	22.6
Equity in earnings of subsidiaries, net of tax	47.5	—	—	(47.5)	—

Net income	22.8	12.5	35.0	(47.5)	22.8
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$20.2	$12.5	$35.0	$(47.5)	$20.2

	Three Months Ended March 31, 2009
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$177.9	$162.0	$(14.4)	$325.5
Operating costs and expenses	6.1	163.1	90.4	(14.4)	245.2

Operating income (loss)	(6.1)	14.8	71.6	—	80.3
Interest expense	26.6	3.3	5.3	(3.4)	31.8
Other expense (income), net	(3.5)	(1.1)	1.2	3.4	—

Income (loss) before equity in earnings of subsidiaries and income taxes	(29.2)	12.6	65.1	—	48.5
Income tax expense (benefit)	(8.7)	6.8	21.6	—	19.7
Equity in earnings of subsidiaries, net of tax	49.3	—	—	(49.3)	—

Net income	28.8	5.8	43.5	(49.3)	28.8
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$26.2	$5.8	$43.5	$(49.3)	$26.2

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of March 31, 2010
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$533.3	$9.9	$33.6	$—	$576.8
Receivables, net	—	0.9	147.9	—	148.8
Other current assets	37.7	58.9	26.8	(0.3)	123.1

Total current assets	571.0	69.7	208.3	(0.3)	848.7
Property, plant and equipment, net	0.7	489.8	624.8	—	1,115.3
Goodwill and intangibles, net	—	178.3	2.7	—	181.0
Investments in and advances to subsidiaries	1,044.9	—	29.6	(1,074.5)	—
Other noncurrent assets	343.7	187.2	8.7	(95.0)	444.6

Total assets	$1,960.3	$925.0	$874.1	$(1,169.8)	$2,589.6

Current portion of long-term debt	$572.0	$13.0	$1.4	$—	$586.4
Accounts payable	0.5	52.6	31.3	—	84.4
Other current liabilities	65.7	62.0	54.0	(0.5)	181.2

Total current liabilities	638.2	127.6	86.7	(0.5)	852.0
Long-term debt, less current portion	1,603.6	116.3	214.2	—	1,934.1
Other noncurrent liabilities	328.4	115.2	89.3	(94.8)	438.1
Intercompany payables	24.7	243.4	76.6	(344.7)	—

Total liabilities	2,594.9	602.5	466.8	(440.0)	3,224.2
Shareowners’ equity (deficit)	(634.6)	322.5	407.3	(729.8)	(634.6)

Total liabilities and shareowners’ equity (deficit)	$1,960.3	$925.0	$874.1	$(1,169.8)	$2,589.6

	As of December 31, 2009
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$20.1	$0.8	$2.1	$—	$23.0
Receivables, net	—	0.9	159.0	—	159.9
Other current assets	47.8	64.1	26.9	(0.7)	138.1

Total current assets	67.9	65.8	188.0	(0.7)	321.0
Property, plant and equipment, net	0.8	492.9	629.6	—	1,123.3
Goodwill and intangibles, net	—	179.2	2.8	—	182.0
Investments in and advances to subsidiaries	912.4	—	21.9	(934.3)	—
Other noncurrent assets	329.7	188.6	9.1	(89.4)	438.0

Total assets	$1,310.8	$926.5	$851.4	$(1,024.4)	$2,064.3

Current portion of long-term debt	$2.1	$12.4	$1.3	$—	$15.8
Accounts payable	0.4	73.0	32.8	—	106.2
Other current liabilities	67.8	81.0	53.1	(0.1)	201.8

Total current liabilities	70.3	166.4	87.2	(0.1)	323.8
Long-term debt, less current portion	1,558.4	104.5	300.4	—	1,963.3
Other noncurrent liabilities	328.5	104.4	88.9	(90.0)	431.8
Intercompany payables	8.2	241.3	69.4	(318.9)	—

Total liabilities	1,965.4	616.6	545.9	(409.0)	2,718.9
Shareowners’ equity (deficit)	(654.6)	309.9	305.5	(615.4)	(654.6)

Total liabilities and shareowners’ equity (deficit)	$1,310.8	$926.5	$851.4	$(1,024.4)	$2,064.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2010
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(17.2)	$17.9	$70.1	$—	$70.8

Capital expenditures	—	(8.6)	(18.7)	—	(27.3)
Acquisitions of businesses	—	(0.3)	(0.1)	—	(0.4)
Other investing activities	—	—	0.1	—	0.1

Cash flows used in investing activities	—	(8.9)	(18.7)	—	(27.6)

Funding between Parent and subsidiaries, net	(68.5)	2.1	66.4	—	—
Issuance of long-term debt	616.2	—	—	—	616.2
Decrease in receivables facility, net	—	—	(85.9)	—	(85.9)
Repayment of debt	(0.5)	(2.0)	(0.4)	—	(2.9)
Debt issuance costs	(12.9)	—	—	—	(12.9)
Other financing activities	(3.9)	—	—	—	(3.9)

Cash flows provided by (used in) financing activities	530.4	0.1	(19.9)	—	510.6

Increase in cash and cash equivalents	513.2	9.1	31.5	—	553.8
Beginning cash and cash equivalents	20.1	0.8	2.1	—	23.0

Ending cash and cash equivalents	$533.3	$9.9	$33.6	$—	$576.8

	Three Months Ended March 31, 2009
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(38.7)	$69.8	$27.4	$—	$58.5

Capital expenditures	(0.2)	(18.0)	(27.5)	—	(45.7)
Acquisitions of businesses	—	(2.9)	(0.5)	—	(3.4)
Other investing activities	0.2	0.2	0.2	—	0.6

Cash flows used in investing activities	—	(20.7)	(27.8)	—	(48.5)

Funding between Parent and subsidiaries, net	69.0	(47.6)	(21.4)	—	—
Increase in corporate credit and receivables facilities, net	2.0	—	21.0	—	23.0
Repayment of debt	(0.5)	(1.6)	(0.2)	—	(2.3)
Common stock repurchase	(21.4)	—	—	—	(21.4)
Other financing activities	(3.2)	—	—	—	(3.2)

Cash flows provided by (used in) financing activities	45.9	(49.2)	(0.6)	—	(3.9)

Increase (decrease) in cash and cash equivalents	7.2	(0.1)	(1.0)	—	6.1
Beginning cash and cash equivalents	4.5	0.4	1.8	—	6.7

Ending cash and cash equivalents	$11.7	$0.3	$0.8	$—	$12.8

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

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

Critical Accounting Policies and Estimates

The preparation of Condensed Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company identified critical accounting policies that affect its more significant estimates and assumptions used in preparing its Condensed Consolidated Financial Statements. These critical accounting policies include revenue recognition, accounting for allowances for uncollectible accounts receivable, reviewing the carrying values of goodwill and indefinite-lived intangible assets, reviewing the carrying values of property, plant and equipment, accounting for business combinations, accounting for taxes, accounting for pension and postretirement expenses, and accounting for termination benefits.

Form 10-Q Part I	Cincinnati Bell Inc.

Results of Operations

The financial results for the three months ended March 31, 2010 and 2009 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations in this Quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for subsequent periods or the full year.

Beginning in 2010, the Company realigned its reportable business segments to be consistent with changes to its management reporting. Certain data center operations that were historically included in the Wireline segment have been reclassified to the Technology Solutions segment. Prior year amounts have been reclassified to conform to the current segment reporting.

Consolidated Overview

Consolidated revenue totaled $323.7 million for the first quarter of 2010, a decrease of $1.8 million compared to the first quarter of 2009. The decrease was primarily due to the following:

•	$5.8 million lower revenues in the Wireline segment primarily due to lower voice revenue;

•	$3.1 million lower revenues in the Wireless segment primarily due to lower postpaid service revenue; and

•	$6.4 million higher revenues in the Technology Solutions segment primarily due to increased data center and managed services revenue and higher telecom and IT equipment distribution revenue.

Operating income for the first quarter of 2010 was $82.4 million, an increase of $2.1 million compared to the same period in 2009. This increase was primarily due to the following:

•	$9.2 million increase in Wireless segment operating income primarily due to lower expense for handset subsidies, roaming costs, and bad debts expense;

•	$3.0 million increase in Technology Solutions operating income primarily due to increased revenue from data center and managed services; and

•	$10.7 million decrease in Wireline segment operating income primarily due to a restructuring gain recorded in the prior year and lower revenue.

Interest expense was $37.1 million for the first quarter of 2010 as compared to $31.8 million for the first quarter of 2009. The increase compared to last year is primarily attributable to higher debt balances.

Income tax expense for the first quarter of 2010 was $22.6 million compared to $19.7 million for the first quarter of 2009. This increase was primarily due to the effect of a tax law change, that now requires application of federal income taxes against the retiree Medicare drug subsidies received by the Company, totaling $3.9 million.

The Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. Excluding the effect of the change in federal law related to the retiree Medicare drug subsidy, the Company estimates that its effective income tax rate will be approximately 41% for the full year 2010. However, the Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2010. The Company expects income tax payments for the 2010 year to be approximately $6 million.

Form 10-Q Part I	Cincinnati Bell Inc.

Discussion of Operating Segment Results

WIRELINE

	Three Months Ended March 31,
(dollars in millions)	2010	2009	Change	% Change
Revenue:
Voice - local service	$81.1	$90.2	$(9.1)	(10)%
Data	68.6	69.4	(0.8)	(1)%
Long distance and VoIP	25.5	24.0	1.5	6%
Other	12.5	9.9	2.6	26%

Total revenue	187.7	193.5	(5.8)	(3)%

Operating costs and expenses:
Cost of services and products	63.9	62.3	1.6	3%
Selling, general and administrative	35.3	39.2	(3.9)	(10)%
Depreciation and amortization	25.4	25.3	0.1	0%
Restructuring gains	—	(7.1)	7.1	n/m

Total operating costs and expenses	124.6	119.7	4.9	4%

Operating income	$63.1	$73.8	$(10.7)	(14)%

Operating margin	33.6%	38.1%		(4.5	) pts
Capital expenditures	$20.7	$28.9	$(8.2)	(28)%
Metric information (in thousands):
Local access lines	711.7	765.3	(53.6)	(7)%
DSL subscribers	234.6	235.0	(0.4)	0%
Fiber internet subscribers	13.0	2.6	10.4	n/m
Fiber entertainment subscribers	14.4	2.9	11.5	n/m
Long distance lines	501.3	526.0	(24.7)	(5)%

The Wireline segment consists of the operations of Cincinnati Bell Telephone Company LLC, which operates as an incumbent local exchange carrier (“ILEC”) within the Company’s traditional territory, Cincinnati Bell Extended Territories LLC, which primarily operates as a competitive local exchange carrier (“CLEC”) in Dayton, Ohio and communities adjacent to the ILEC’s northern borders, Cincinnati Bell Any Distance Inc. and its subsidiaries, which provide long distance, audio conferencing, voice over internet protocol (“VoIP”) and broadband services including private line and multi-protocol labeling switching, Cincinnati Bell Complete Protection Inc., which provides security monitoring services and related surveillance hardware, the Company’s payphone business, and its entertainment operations, which provide its Fioptics fiber-to-the-home products that include entertainment, high-speed internet and voice services in limited areas and DirecTV on a commission basis to the remainder of its operating territory.

Revenue

Voice local service revenue includes local service, value added services, switched access and information services. Voice revenue decreased in the three months ended March 31, 2010 versus the same period in 2009 primarily as a result of a 7% decrease in access lines. Access lines within the segment’s ILEC territory decreased by 54,500 or 8%, from 692,300 at March 31, 2009 to 637,800 at March 31, 2010. The access line loss resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company had 73,900 CLEC access lines at March 31, 2010 compared to 73,000 access lines at March 31, 2009.

Form 10-Q Part I	Cincinnati Bell Inc.

Data revenue consists of data transport, high-speed internet access (“DSL”), dial-up internet access, digital trunking, and local area network interconnection services. Data revenue decreased $0.8 million for the three months ended March 31, 2010 compared to the same period a year ago. The decrease was primarily due to lower DSL revenue resulting from a decline in average revenue per subscriber.

Long distance and VoIP revenue increased $1.5 million for the three months ended March 31, 2010 as compared to the same period in 2009. The increase was primarily due to an increase in VoIP services due to additional subscribers.

Other revenue increased $2.6 million for the three months ended March 31, 2010 as compared to the same period last year primarily due to the introduction of the Company’s Fioptics fiber-to-the-home suite of products, which includes entertainment and high-speed internet services. As of March 31, 2010, the Company had 14,400 entertainment and 13,000 high-speed internet Fioptics customers.

Costs and Expenses

Cost of services and products increased by $1.6 million for the three months ended March 31, 2010 as compared to the corresponding period in 2009. The increase was primarily driven by higher network costs of $2.7 million to support growth in VoIP and Fioptics revenues and $1.1 million in higher operating taxes. These increases were partially offset by lower benefit costs of $1.0 million primarily due to the pension and postretirement plan changes announced in February 2009 and lower wages due to the Company’s restructuring activities.

Selling, general and administrative expenses decreased by $3.9 million for the three months ended March 31, 2010 versus the prior year. The decrease for the three months ended March 31, 2010 primarily consists of a $1.5 million decrease in payroll costs primarily due to the pension and postretirement plan changes announced in February 2009, a $1.1 million decrease in costs primarily resulting from lower negotiated rates with third party service providers and lower bad debt and advertising expenses.

The restructuring gain for the three months ended March 31, 2009 primarily resulted from a curtailment due to changes in the pension and postretirement plans announced in February 2009. See Note 6 to the Condensed Consolidated Financial Statements for further information.

Form 10-Q Part I	Cincinnati Bell Inc.

WIRELESS

	Three Months Ended March 31,
(dollars in millions, except for operating metrics)	2010	2009	Change	% Change
Revenue:
Service	$68.9	$71.2	$(2.3)	(3)%
Equipment	4.3	5.1	(0.8)	(16)%

Total revenue	73.2	76.3	(3.1)	(4)%

Operating costs and expenses:
Cost of services and products	32.1	40.7	(8.6)	(21)%
Selling, general and administrative	14.4	17.8	(3.4)	(19)%
Depreciation and amortization	9.0	9.3	(0.3)	(3)%

Total operating costs and expenses	55.5	67.8	(12.3)	(18)%

Operating income	$17.7	$8.5	$9.2	108%

Operating margin	24.2%	11.1%		13.1	pts
Capital expenditures	$2.2	$5.6	$(3.4)	(61)%
Operating metrics
Postpaid ARPU*	$49.17	$48.01	$1.16	2%
Prepaid ARPU*	$29.56	$27.67	$1.89	7%
Postpaid subscribers (in thousands)	367.8	397.0	(29.2)	(7)%
Prepaid subscribers (in thousands)	155.5	152.3	3.2	2%
Average postpaid churn	2.1%	2.3%		(0.2	) pts

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Revenue

Service revenue decreased $2.3 million in the first quarter of 2010 as compared to last year primarily due to the following:

•

Postpaid service revenue decreased $2.5 million primarily due to a decrease in subscribers. This decrease was partially offset by an increase in ARPU. The ARPU increase was driven by a 14% increase in data ARPU as the number of smartphone subscribers has increased from 50,400 at March 31, 2009 to 83,400 at March 31, 2010;

•

Prepaid service revenue increased $1.3 million compared to the same period last year primarily due to an increase in ARPU of $1.89, which resulted from the focus on marketing higher value rate plans; and

•

Other service revenue decreased $1.1 million due to lower tower rent revenue resulting from the sale of the wireless towers in December 2009. The lower rent revenue was offset by lower costs associated with the towers as discussed below.

Equipment revenue for the three months ended March 31, 2010 decreased by $0.8 million compared to last year primarily due to lower subscriber activations.

Form 10-Q Part I	Cincinnati Bell Inc.

Costs and Expenses

Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses decreased $8.6 million during the first quarter of 2010 versus the prior year period. The decrease was primarily attributable to a $3.5 million decrease in handset costs, primarily caused by a decrease in handset subsidies due to lower activations, $2.6 million decrease in roaming costs due to renegotiated rates and lower minutes of use, $1.1 million in lower third party service provider costs and lower costs due to the sale of the wireless towers in December 2009.

Selling, general and administrative expenses decreased $3.4 million for the three months ended March 31, 2010 compared to the same period in 2009 due to a $1.3 million decrease in bad debt expense, $0.9 million decrease in advertising and lower third party service provider costs.

TECHNOLOGY SOLUTIONS

	Three Months Ended March 31,
(dollars in millions)	2010	2009	Change	% Change
Revenue:
Telecom and IT equipment distribution	$33.3	$31.1	$2.2	7%
Data center and managed services	32.7	29.0	3.7	13%
Professional services	5.6	5.1	0.5	10%

Total revenue	71.6	65.2	6.4	10%

Operating costs and expenses:
Cost of services and products	45.9	44.8	1.1	2%
Selling, general and administrative	12.6	11.4	1.2	11%
Depreciation and amortization	5.7	4.6	1.1	24%

Total operating costs and expenses	64.2	60.8	3.4	6%

Operating income	$7.4	$4.4	$3.0	68%

Operating margin	10.3%	6.7%		3.6 pts
Operating metrics:
Capital expenditures	$4.4	$11.0	$(6.6)	(60)%
Data center capacity (in square feet)	446,000	446,000	—	0%
Utilization rate*	90%	86%		4 pts

*	The utilization rate is calculated by dividing data center square footage that is committed contractually to customers by total data center square footage. Some data center square footage that is committed contractually may not yet be billing to the customer.

Revenue

Revenue from telecom and IT equipment distribution represents the sale, installation and maintenance of major, branded IT and telephony equipment. Revenue increased by $2.2 million in the first quarter of 2010, as compared to the same period a year ago, as customer demand has increased for equipment that had been suppressed by the economy in 2009.

Data center and managed services revenue consists of recurring collocation rents from customers residing in the Company’s data centers, managed VoIP solutions, and IT services that include network management, electronic data storage, disaster recovery, and data security management. Revenue increased $3.7 million for the first quarter of 2010, as compared to the same period a year ago, primarily due to an increase in billed data center capacity, resulting from the opening of the Company’s Lebanon, Ohio data center at the end of the first quarter of 2009.

Professional services revenue consists of long-term and short-term IT outsourcing and consulting engagements. Revenue for the three months ended March 31, 2010 increased by $0.5 million compared to the same period in 2009. The Company continues to focus on selling these outsourcing and consulting engagements.

Form 10-Q Part I	Cincinnati Bell Inc.

Costs and Expenses

Cost of services and products increased by $1.1 million in the first quarter of 2010 as compared to the same period in 2009. The increase in the first quarter primarily resulted from an increase in cost of goods sold related to higher telecom and equipment distribution revenue of $1.9 million partially offset by lower data center costs.

Selling, general and administrative expenses increased by $1.2 million for the first quarter of 2010 compared to last year. The increase primarily resulted from an increase in payroll related costs to support the growing operations.

The increase in depreciation and amortization expense for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to capital expenditures associated with the Company’s Lebanon, Ohio data center, which was completed at the end of the first quarter of 2009.

Financial Condition, Liquidity, and Capital Resources

As of March 31, 2010, the Company held $576.8 million in cash and cash equivalents. In April 2010, the available cash at the end of March plus borrowings under its Receivables Facility were used to redeem the outstanding 8  3/8% Senior Subordinated Notes due 2014 plus accrued and unpaid interest and call premium. The Company’s primary sources of cash for the remainder of the year will be cash generated by operations and borrowings from the Corporate credit facility under which the Company had $185.2 million of availability at March 31, 2010. The Company’s cash flows from operating activities totaled $265.6 million for the year 2009, which was reduced by $82.6 million for a prepayment to its medical, pension and postretirement plans.

Uses of cash for the remainder of the year will include repayments and repurchases of debt and related interest, dividends on preferred stock, capital expenditures, and working capital. In February 2010, the Board of Directors approved an additional plan for repurchase of the Company’s outstanding common stock in an amount up to $150 million. This new plan does not have a stated end date. The Company plans to repurchase shares to the extent its available cash is not needed for data center growth and other opportunities.

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

Various issuances of the Company’s public debt, which include the 8 3/4% Senior Subordinated Notes due 2018, the 7% Senior Notes due 2015, and the 8 1/4% Senior Notes due 2017 contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. Restricted payments include common stock dividends, repurchase of common stock, and certain other public debt repayments. The Company believes it has sufficient ability under its public debt indentures to make its intended restricted payments in 2010. The Company believes it is in compliance and will remain in compliance with its public debt indentures.

Form 10-Q Part I	Cincinnati Bell Inc.

Cash Flows

For the three months ended March 31, 2010, cash provided by operating activities totaled $70.8 million, an increase of $12.3 million compared to the $58.5 million provided by operating activities during the same period in 2009. The increase was driven by better operating performance and by lower interest payments of $12.2 million primarily due to a change in the timing of payments as a result of refinancing the 7 1/4% Senior Notes due 2013 with the 8 1/4% Senior Notes due 2017 and lower medical and postretirement payments due to a prepayment in December 2009. This increase was partially offset by $10.5 million received related to the settlement and termination of a portion of the long-term interest rate swaps in 2009.

Cash flow utilized for investing activities decreased $20.9 million to $27.6 million during the three months ended March 31, 2010 as compared to $48.5 million for the three months of 2009. Capital expenditures were $18.4 million lower for the three months ended March 31, 2010 versus last year primarily due to lower data center spending and lower Wireline network spending.

Cash flow provided by financing activities for the three months ended March 31, 2010 was $510.6 million compared to a use of $3.9 million during the same period in 2009. The Company issued $625 million of 8 3/4% Senior Subordinated Notes due 2018. The net proceeds from the issuance of $616.2 million was used in April 2010 to redeem the outstanding 8  3/8% Senior Subordinated Notes due 2014 plus accrued and unpaid interest and call premium. The Company also paid $12.9 million of debt issuance costs related to the issuance of the 8 3/4% Senior Subordinated Notes due 2018. Borrowings under the Receivables Facility decreased $85.9 million during the three months ended March 31, 2010. During the three months ended March 31, 2009, the Company repurchased $21.4 million of the Company’s common stock as a part of its two-year $150 million common stock repurchase plan. Borrowings under the Corporate Credit and receivables facilities increased $23.0 million in the first quarter of 2009. For both the three months ended March 31, 2010 and 2009, the Company paid preferred stock dividends of $2.6 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further information on the Company’s hedging activities. Refer to Note 5 to the Condensed Consolidated Financial Statements for further information regarding the carrying and fair value of the Company’s debt.

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

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2010, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Form 10-Q Part II	Cincinnati Bell Inc.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2010, the Company had no unregistered sales of equity securities.

The following table provides information regarding the Company’s purchases of its common stock for the quarter ended March 31, 2010:

	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs **	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) **
1/1/2010-1/31/2010	1,369	$3.56	—	$150.0
2/1/2010-2/28/2010	16,754	2.83	—	150.0
3/1/2010-3/31/2010	—	—	—	150.0

*	The periods 1/1/2010 – 1/31/2010 and 2/1/2010 – 2/28/2010 include 1,369 shares and 16,754 shares, respectively, purchased at market value for certain deferred compensation plans.

**

In February 2010, the Board of Directors approved an additional plan for the repurchase of the Company’s outstanding common stock in an amount up to $150 million. This new plan does not have a stated end date. The Company plans to repurchase shares to the extent its available cash is not needed for data center growth and other opportunities.

Item 6.	Exhibits

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION
(4.1)	Indenture dated as of March 15, 2010, by and among Cincinnati Bell Inc., as issuer, the subsidiaries of Cincinnati Bell Inc. party thereto as guarantors, and The Bank of New York Mellon, as trustee, relating to Cincinnati Bell Inc.’s 8 3/4% Senior Subordinated Notes due 2018. (Exhibit 4.1 to Current Report on Form 8-K, date of Report March 15, 2010, File No. 1-8519).

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

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

Cincinnati Bell Inc.

Date: May 6, 2010	/s/ Gary Wojtaszek
Gary Wojtaszek
Chief Financial Officer

Date: May 6, 2010	/s/ Kurt Freyberger
Kurt Freyberger
Vice President and Controller