Form 10-Q
period 2010-06-30
CINCINNATI BELL INC
filed 2010-08-09
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At July 31, 2010, there were 201,562,686 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Services	$294.1	$294.3	$583.9	$587.4
Products	44.5	33.3	78.4	65.7

Total revenue	338.6	327.6	662.3	653.1

Costs and expenses
Cost of services, excluding items below	99.5	101.8	196.9	202.9
Cost of products sold, excluding items below	46.5	37.3	83.0	75.2
Selling, general and administrative	67.2	70.8	134.4	144.7
Depreciation and amortization	41.3	41.5	81.5	80.8
Restructuring charges (gains), net	5.2	0.6	5.2	(6.4)
Acquisition costs	9.1	—	9.1	—

Total operating costs and expenses	268.8	252.0	510.1	497.2

Operating income	69.8	75.6	152.2	155.9
Interest expense	42.4	31.3	79.5	63.1
Loss on extinguishment of debt	10.4	0.3	10.4	0.3
Other expense, net	0.2	—	0.1	—

Income before income taxes	16.8	44.0	62.2	92.5
Income tax expense	7.2	17.7	29.8	37.4

Net income	9.6	26.3	32.4	55.1
Preferred stock dividends	2.6	2.6	5.2	5.2

Net income applicable to common shareowners	$7.0	$23.7	$27.2	$49.9

Basic earnings per common share	$0.03	$0.11	$0.14	$0.23

Diluted earnings per common share	$0.03	$0.11	$0.13	$0.23

Weighted average common shares outstanding (in millions)
Basic	201.0	213.8	200.9	219.0
Diluted	205.7	215.6	205.2	220.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$17.1	$23.0
Receivables, less allowances of $16.1 and $17.2	165.9	159.9
Inventory, materials and supplies	22.0	23.7
Deferred income taxes, net	53.6	83.9
Prepaid expenses	20.3	29.0
Other current assets	0.5	1.5

Total current assets	279.4	321.0
Property, plant and equipment, net	1,265.8	1,123.3
Goodwill	345.0	71.9
Intangible assets, net	243.1	110.1
Deferred income taxes, net	397.2	393.6
Other noncurrent assets	72.4	44.4

Total assets	$2,602.9	$2,064.3

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$21.9	$15.8
Accounts payable	91.8	106.2
Unearned revenue and customer deposits	49.5	46.6
Accrued taxes	15.8	14.8
Accrued interest	34.4	40.2
Accrued payroll and benefits	35.7	39.2
Deposit received for sale of wireless towers	6.3	25.6
Other current liabilities	37.2	35.4

Total current liabilities	292.6	323.8
Long-term debt, less current portion	2,469.7	1,963.3
Pension and postretirement benefit obligations	312.9	314.9
Other noncurrent liabilities	152.6	116.9

Total liabilities	3,227.8	2,718.9

Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2010 and December 31, 2009; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 202,125,406 and 201,039,764 shares issued; 201,562,296 and 200,383,886 outstanding at June 30, 2010 and December 31, 2009	2.0	2.0
Additional paid-in capital	2,616.0	2,619.7
Accumulated deficit	(3,234.5)	(3,266.9)
Accumulated other comprehensive loss	(135.5)	(136.1)
Common shares in treasury, at cost: 563,110 and 655,878 shares at June 30, 2010 and December 31, 2009	(2.3)	(2.7)

Total shareowners’ deficit	(624.9)	(654.6)

Total liabilities and shareowners’ deficit	$2,602.9	$2,064.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$32.4	$55.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	79.2	78.7
Amortization	2.3	2.1
Loss on extinguishment of debt	10.4	0.3
Provision for loss on receivables	8.0	11.7
Noncash interest expense	2.8	3.4
Deferred income tax expense, including valuation allowance change	26.4	34.8
Pension and other postretirement expense in excess of (less than) payments	(1.0)	(3.5)
Other, net	0.4	2.3

Changes in operating assets and liabilities, net of effects of acquisitions
(Increase) decrease in receivables	(4.5)	3.7
Decrease in inventory, materials, supplies, prepaids and other current assets	12.2	8.0
Decrease in accounts payable	(18.9)	(13.7)
Decrease in accrued and other current liabilities	(18.9)	(16.3)
(Increase) decrease in other long-term assets	(2.8)	2.1
(Decrease) increase in other long-term liabilities	(2.6)	1.8

Net cash provided by operating activities	125.4	170.5

Cash flows from investing activities
Capital expenditures	(58.2)	(94.2)
Acquisitions of businesses, net of cash acquired	(525.0)	(3.4)
Other, net	0.4	1.0

Net cash used in investing activities	(582.8)	(96.6)

Cash flows from financing activities
Issuance of long-term debt	1,351.3	—
Decrease in corporate credit and receivables facilities, net	(75.9)	(28.4)
Repayment of debt	(785.1)	(5.0)
Debt issuance costs	(32.7)	(4.4)
Preferred stock dividends	(5.2)	(5.2)
Common stock repurchase	—	(34.4)
Other, net	(0.9)	(0.6)

Net cash provided by (used in) financing activities	451.5	(78.0)

Net decrease in cash and cash equivalents	(5.9)	(4.1)
Cash and cash equivalents at beginning of year	23.0	6.7

Cash and cash equivalents at end of period	$17.1	$2.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies

The following represents a summary of the business and accounting policies of Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company”). A more detailed presentation can be found in the Company’s 2009 Annual Report on Form 10-K.

Description of Business — The Company provides diversified telecommunications and technology services through businesses in three segments: Wireline, Wireless and Technology Solutions. On June 11, 2010, the Company purchased Cyrus Networks, LLC (“CyrusOne”), a data center operator based in Texas, for approximately $527 million. The CyrusOne financial results are included in the Technology Solutions segment. Refer to Note 2 for further discussion concerning the CyrusOne acquisition.

Beginning in 2010, the Company realigned its reportable business segments to be consistent with changes to its management reporting. Certain data center operations that were historically included in the Wireline segment have been reclassified to the Technology Solutions segment. Prior year amounts have been reclassified to conform to the current segment reporting. Refer to Note 9 for further discussion concerning the Company’s segments.

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

The Condensed Consolidated Balance Sheet as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2010.

Recently Issued Accounting Standards — In September 2009, new accounting guidance under Accounting Standards Codification Topic (“ASC”) 605 related to revenue arrangements with multiple deliverables was issued. The guidance addresses the unit of accounting for arrangements involving multiple deliverables, how arrangement consideration should be allocated to the separate units of accounting and eliminates the criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered item to be considered a separate unit of accounting. Such guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not yet assessed the impact of this guidance on the Company’s financial statements.

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

Income Taxes — The Company’s income tax effective rate for the three months and six months ended June 30, 2010 was affected by several discrete items. In the three months ended June 30, 2010, the Company recognized a $7 million tax benefit associated with a change in the valuation allowance on state deferred tax assets that are expected to be utilized as a result of the CyrusOne acquisition. This tax benefit was partially offset by a $5 million charge related to tax matters associated with the refinancing of the 8 3/8% Notes and other adjustments to projected income. In the six months ended June 30, 2010, in addition to the items above, income tax expense was affected by a $4 million charge related to a tax law change in the first quarter of 2010 that now requires the application of federal income taxes against the retiree Medicare drug subsidy received by the Company.

Form 10-Q Part I	Cincinnati Bell Inc.

2.	Acquisition of Cyrus Networks, LLC

On June 11, 2010, the Company purchased Cyrus Networks, LLC (“CyrusOne”), a data center operator based in Texas, for approximately $527 million, net of cash acquired. Cash of $525 million was paid at the acquisition date, and remaining amounts to be paid are estimated and are subject to customary post-closing purchase price adjustments. CyrusOne is the largest data center colocation provider in Texas, servicing primarily large businesses. CyrusOne is now a wholly-owned subsidiary of the Company. The purchase of CyrusOne has been accounted for as a business combination under the acquisition method.

The following table summarizes the allocation of the assets acquired and liabilities assumed at the acquisition date:

(dollars in millions)
Assets acquired
Receivables	$10.4
Other current assets	0.6
Property, plant and equipment	153.4
Goodwill	272.8
Intangible assets	135.7
Other noncurrent assets	0.1

Total assets acquired	573.0

Liabilities assumed
Accounts payable	3.1
Unearned revenue and customer deposits	7.7
Accrued taxes	1.0
Accrued payroll and benefits	1.2
Other current liabilities	0.7
Noncurrent liabilities	32.3

Total liabilities assumed	46.0

Net assets acquired	$527.0

As required under ASC 805, the Company has valued the assets acquired and liabilities assumed at fair value. The Company has determined the fair value of property, plant and equipment, identifiable intangible assets and noncurrent liabilities with the assistance of an independent valuation firm. All other fair value determinations were made solely by management. The preliminary purchase price allocation for this transaction may be adjusted upon completion of the Company’s valuation of the related assets and liabilities of the business.

The following table presents detail of the purchase price allocated to intangible assets of CyrusOne at the acquisition date:

(dollars in millions)	Fair Value	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$125.0	15 years
Trademark	6.8	15 years
Favorable leasehold interest	3.9	56 years

Total intangible assets	$135.7	16 years

The customer relationships and trademark assets are being amortized relative to the estimated economic value generated by these assets in future years. The favorable leasehold interest is being amortized on a straight-line basis. The Company anticipates both the goodwill and intangible assets to be fully deductible for tax purposes.

Form 10-Q Part I	Cincinnati Bell Inc.

CyrusOne is party to three agreements to lease operations facility space. CyrusOne made structural changes to this leased space in excess of normal tenant improvements in order to equip the space for data center operations. For accounting purposes, in accordance with ASC 840, CyrusOne is considered to be the owner of these facilities as the tenant improvements are considered structural in nature. In the CyrusOne opening balance sheet, these leased facilities have been presented at fair value in property, plant and equipment with a corresponding credit to noncurrent liabilities for amounts totaling $32.3 million. Due to CyrusOne’s continuing involvement, the obligation for leased facilities will remain until the end of the lease term for each facility.

The results of operations of CyrusOne are included in the consolidated results of operations beginning June 11, 2010, and are included in the Technology Solutions segment. Approximately $4.2 million of revenue and $1.3 million of operating income are included in the consolidated results of operations for the second quarter of 2010. The Company incurred approximately $9.1 million of acquisition-related costs.

The following unaudited pro forma consolidated results of operations assume the acquisition of CyrusOne was completed as of the beginning of the annual reporting periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
Revenue	$352.8	$340.7	$693.9	$677.8
Net income	11.3	19.0	28.0	40.1

These results include adjustments related to the purchase price allocation and financing of the acquisition, primarily to reduce revenue for the elimination of the unearned revenue liability in the opening balance sheet, to increase depreciation and amortization associated with the higher values of property, plant and equipment and identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition, and to reflect the related income tax effect and change in tax status. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the annual reporting period indicated nor is it necessarily indicative of future operating results. The pro forma information does not include any (i) potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition or (ii) transaction or integration costs relating to the acquisition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2010	2009	2010	2009
Numerator:
Net income	$9.6	$26.3	$32.4	$55.1
Preferred stock dividends	2.6	2.6	5.2	5.2

Numerator for basic and diluted EPS	$7.0	$23.7	$27.2	$49.9

Denominator:
Denominator for basic EPS—weighted average common shares outstanding	201.0	213.8	200.9	219.0
Warrants	1.6	—	1.3	—
Stock-based compensation arrangements	3.1	1.8	3.0	1.4

Denominator for diluted EPS	205.7	215.6	205.2	220.4

Basic earnings per common share	$0.03	$0.11	$0.14	$0.23

Diluted earnings per common share	$0.03	$0.11	$0.13	$0.23

Potentially issuable common shares excluded from denominator for diluted EPS due to anti-dilutive effect	38.8	44.4	39.7	44.2

Form 10-Q Part I	Cincinnati Bell Inc.

4.	Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
Net income	$9.6	$26.3	$32.4	$55.1
Amortization and remeasurement of pension and postretirement liabilities, net of taxes	0.3	0.3	0.6	67.4

Comprehensive income	$9.9	$26.6	$33.0	$122.5

5.	Debt

The Company’s debt consists of the following:

(dollars in millions)	June 30, 2010	December 31, 2009
Current portion of long-term debt:
Credit facility, Tranche B Term Loan	$7.6	$2.1
Capital lease obligations and other debt	14.3	13.7

Current portion of long-term debt	21.9	15.8

Long-term debt, less current portion:
Credit facility, Tranche B Term Loan	750.5	202.8
8 3/8 % Senior Subordinated Notes due 2014*	—	569.8
7% Senior Notes due 2015*	251.8	252.3
8 1/4 % Senior Notes due 2017	500.0	500.0
8 3/4 % Senior Subordinated Notes due 2018	625.0	—
7 1/4 % Senior Notes due 2023	40.0	40.0
Receivables Facility	10.0	85.9
Various Cincinnati Bell Telephone notes	207.5	207.5
Capital lease obligations and other debt	123.1	111.8

	2,507.9	1,970.1
Net unamortized discount	(38.2)	(6.8)

Long-term debt, less current portion	2,469.7	1,963.3

Total debt	$2,491.6	$1,979.1

*	The face amount of these notes has been adjusted for the unamortized called amounts received on terminated interest rate swaps.

On June 11, 2010, the Company entered into a new Credit Agreement, which includes a new Corporate revolving credit facility and a $760 million secured term loan credit facility (“Tranche B Term Loan”).

The new Corporate revolving credit facility replaced the existing Corporate revolving credit facility, which would have expired in August 2012. The new Corporate revolving credit facility has a $210 million revolving line of credit and terminates in June 2014. The new revolving credit facility is funded by 10 different financial institutions, with no financial institution having more than 15% of the total facility. Borrowings under the new Corporate revolving credit facility bear interest, at the Company’s election, at a rate per annum equal to (i) LIBOR plus an applicable margin, or (ii) the base rate plus an applicable margin. The applicable margin is based on certain Company financial ratios and ranges between 4.25% and 5.00% for LIBOR rate advances and 3.25% and 4.00% for base rate advances. Base rate is the highest of the bank prime rate, the one-month LIBOR rate plus one percent or the federal funds rate plus one-half of one percent. Commitment fees for the unused capacity on the Corporate revolving credit facility range from 0.50% to 0.75%, and letter of credit fees on outstanding letters of credit range from 4.25% and 5.00%, respectively, based on certain financial ratios.

Form 10-Q Part I	Cincinnati Bell Inc.

As of June 30, 2010, the Company did not have any outstanding borrowings under its revolving credit facility, but had outstanding letters of credit totaling $24.8 million, leaving $185.2 million in additional borrowing availability under its revolving credit facility.

The Tranche B Term Loan matures at the earlier of (i) November 18, 2014, if the Company’s 7% Senior Notes due 2015 have not been redeemed and repaid in full on or prior to such date, or (ii) June 11, 2017. The net proceeds of $737 million from the Tranche B Term Loan were used to repay the Company’s previous term loan facility totaling $204.3 million, to fund the acquisition of CyrusOne, and to pay related fees and expenses. Borrowings under the Tranche B Term Loan bear interest, at the Company’s election, at a rate per annum equal to (i) LIBOR plus 5.00%, or (ii) the base rate plus 4.00%. Base rate is the highest of the bank prime rate, the one-month LIBOR rate plus one percent or the federal funds rate plus one-half of one percent. The LIBOR rate used to calculate the interest rate under the Tranche B Term Loan is subject to a 1.50% floor. The Tranche B Term Loan quarterly repayments are $1.9 million with the remaining principal due at maturity date. In the event the Company prepays the loan balance, the remaining quarterly repayments and maturity date payment would be reduced on a prorated basis for the prepayment amount. The Company made the first principal payment on June 30, 2010.

The Company and all its future or existing subsidiaries (other than CBT, CBET, Cincinnati Bell Funding LLC (“CBF”), its foreign subsidiaries and certain immaterial subsidiaries) guarantee borrowings of CBI under the Credit Agreement. Each of the Company’s current subsidiaries that is a guarantor of the Credit Agreement is also a guarantor of the 7% Senior Notes due 2015, 8 1/4% Senior Notes due 2017, and 8 3/4% Senior Subordinated Notes due 2018, with certain immaterial exceptions. The Company’s obligations under the Credit Agreement are also collateralized by perfected first priority pledges and security interests in the following:

•

substantially all of the equity interests of the Company’s U.S. subsidiaries (other than subsidiaries of CBT, CBET, CBF, and certain immaterial subsidiaries) and 66% of its equity interests in its foreign subsidiaries; and

•	certain personal property and intellectual property of the Company and its subsidiaries (other than that of CBT, CBET, CBF, its foreign subsidiaries and certain immaterial subsidiaries).

The Credit Agreement financial covenants require that the Company maintain certain leverage, interest coverage and fixed charge ratios. The Credit Agreement also contains certain covenants which, among other things, restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and were unable to obtain a waiver, it would be considered a default. If the Company were in default under the Credit Agreement, no additional borrowings under this facility would be available until the default was waived or cured. The Credit Agreement provides for customary events of default, including a cross-default provision for failure to make any payment when due or permitted acceleration due to a default, both in respect to any other existing debt instrument having an aggregate principal amount that exceeds $35 million. The Company believes it is in compliance with its Credit Agreement covenants.

The Tranche B Term Loan also has an excess cash flow provision beginning with the fiscal year ended December 31, 2011, which requires 50% of excess cash flow, as defined by the Credit Agreement, to be used to prepay the term loan. In addition, any voluntary prepayments of the Tranche B Term Loan using proceeds from a substantially equivalent syndicated term loan bearing a lower interest rate before June 11, 2011 will incur a 1% prepayment premium.

In June 2010, the Company amended its accounts receivable securitization facility (“Receivables Facility”) and reduced the total borrowing capacity from $115 million to $100 million. The Receivables Facility is subject to bank renewals in the second quarter of each year, and in any event expires in March 2012. In the event the Receivables Facility is not renewed, the Company believes it would be able to refinance the borrowings under the Corporate revolving credit facility. The permitted borrowings vary depending on the level of eligible receivables and other factors. Under the Receivables Facility, certain subsidiaries sell their respective trade receivables on a continuous basis to CBF. Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and as such are not available to creditors of other subsidiaries or the parent company. At June 30, 2010, the Company had $10 million of borrowings outstanding under the Receivables Facility and had $80.9 million in additional borrowing availability.

Form 10-Q Part I	Cincinnati Bell Inc.

In March 2010, the Company issued $625 million of 8 3/4% Senior Subordinated Notes due 2018 (“8 3/4% Notes”), which are fixed rate bonds to maturity. The net proceeds of $616 million were used to call and redeem the $560 million of 8 3/8 % Senior Subordinated Notes due 2014 (“8 3/8 % Notes”) plus accrued and unpaid interest and related call premium. As a result of the redemption of the 8 3/8% Notes in April 2010, the Company incurred a pre-tax loss on extinguishment of debt of $10.3 million, which was recognized in April 2010 and consists of the call premium and write-off of debt issuance costs offset by the unamortized called amounts received on terminated interest rate swaps and the debt premium. The Company recognized an additional $0.1 million of a pre-tax loss on extinguishment of the term loan facility in June 2010.

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

The Company may redeem the 8 3/4% Notes for a redemption price of 104.375%, 102.188%, and 100.000% on or after March 15, 2014, 2015, and 2016, respectively. At any time prior to March 15, 2014, the Company may redeem all or part of the 8 3/4% Notes at a redemption price equal to the sum of (1) 100% of the principal, plus (2) the greater of (a) 1% of the face value of the 8 3/4 % Notes or (b) the excess over the principal amount of the sum of the present values of (i) 104.375% of the face value of the 8 3/4% Notes, and (ii) interest payments due from the date of redemption to March 15, 2014, in each case discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rates plus one-half percent, plus (3) accrued and unpaid interest, if any, to the date of redemption. Prior to March 15, 2013, the Company may redeem up to a maximum of 35% of the aggregate principal amount of the 8 3/4% Notes with the net cash proceeds of one or more equity offerings by the Company, at a redemption price equal to 108.750% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date.

Sale of Wireless Towers

In December 2009, the Company sold 196 wireless towers for $99.9 million in cash and leased back a portion of the space on these towers for a term of 20 years. As of December 31, 2009, 48 of the 196 wireless towers sold were subject to purchase price contingencies and were accounted for in accordance with the deposit method. As of June 30, 2010, contingencies on 36 of the sites were resolved with no change to the purchase price, and the Company recognized these sites as sold for accounting purposes. As a result, the Condensed Consolidated Balance Sheets reflects a reduction at June 30, 2010 compared to December 31, 2009 in the “Deposit received for sale of wireless towers” of approximately $19 million for the purchase price associated with these sites and a reduction in “Property, plant and equipment, net” of $10 million for the net book value of these sites. The Company also recognized an increase in “Other noncurrent liabilities” of $8 million resulting from the deferred gain on the sale, which will be amortized on a straight-line basis over the 20-year term of the leaseback of the space on the towers. In addition, the Company recorded a capital lease asset and liability of approximately $11 million in 2010 related to these sites.

6.	Financial Instruments and Fair Value

At June 30, 2010 and December 31, 2009, the Company’s financial instruments that are required to be measured at fair value were inconsequential.

The carrying value of the Company’s financial instruments does not materially differ from the estimated fair values as of June 30, 2010 and December 31, 2009, except for the Company’s debt. The carrying amounts of debt, excluding capital leases and unamortized discount, at June 30, 2010 and December 31, 2009 were $2,392.5 million and $1,860.8 million, respectively. The estimated fair values at June 30, 2010 and December 31, 2009 were $2,190 million and $1,792 million, respectively. These fair values were estimated based on closing market prices of the Company’s debt and of similar liabilities.

Form 10-Q Part I	Cincinnati Bell Inc.

7.	Restructuring Charges

Lease Abandonment

A lease abandonment charge of $3.3 million was incurred in the second quarter of 2010, representing future lease costs, net of sublease income, on office space abandoned by the Company primarily resulting from the decrease in Wireline headcount over the past several years. In addition, existing liabilities for the abandoned space were transferred to the restructuring reserve resulting in a total lease abandonment obligation of $4.2 million. The lease obligations are expected to continue through 2015. At June 30, 2010, $2.1 million of the restructuring reserve was included in “Other current liabilities” and $2.1 million was included in “Other noncurrent liabilities,” respectively, in the Condensed Consolidated Balance Sheets.

Employee Separation

Restructuring reserve (dollars in millions):	Balance December 31, 2009	Utilizations	Balance March 31, 2010	Charge	Utilizations	Balance June 30, 2010
Employee separation obligations	$14.4	$(5.1)	$9.3	$1.8	$(1.2)	$9.9

The Technology Solutions segment incurred employee separation obligations of $1.8 million in the second quarter of 2010 primarily associated with reductions in headcount for managed service and professional service employees.

Employee separation obligations incurred prior to the second quarter of 2010 resulted from the Company’s need to reduce its headcount over the next five years to conform its Wireline operations to the decreased access lines being served by the Company.

At June 30, 2010 and December 31, 2009, $3.8 million and $6.4 million of the restructuring reserve was included in “Other current liabilities” and $6.1 million and $8.0 million was included in “Other noncurrent liabilities,” respectively, in the Condensed Consolidated Balance Sheets.

In 2009, the Company announced significant changes to its pension and postretirement plans, which resulted in a curtailment gain of $7.6 million and is included in “Restructuring gains” in the Condensed Consolidated Statement of Operations. See Note 8 for further information.

8.	Pension and Postretirement Plans

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

In 2009, the Company announced significant changes to its management pension plan and its postretirement plans. The Company announced that it would freeze pension benefits for certain management employees below 50 years of age and provide a 10-year transition period for those employees over the age of 50 after which the pension benefits will be frozen. Additionally, the Company announced it would phase out the retiree healthcare plans for all management employees and certain retirees in 10 years.

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

Pension and postretirement benefit costs are as follows:

			Postretirement and Other Benefits
	Pension Benefits
	Three Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
Service cost	$1.3	$1.4	$0.1	$0.1
Interest cost on projected benefit obligation	6.7	7.3	2.0	2.6
Expected return on plan assets	(7.5)	(6.5)	—	(0.2)
Amortization of:
Prior service cost (benefit)	0.1	0.2	(3.3)	(3.0)
Actuarial loss	2.3	2.2	1.3	1.1
Special termination benefit	—	0.4	—	0.1

Benefit costs	$2.9	$5.0	$0.1	$0.7

			Postretirement and Other Benefits
	Pension Benefits
	Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
Service cost	$2.6	$3.0	$0.2	$0.3
Interest cost on projected benefit obligation	13.4	14.5	4.0	5.8
Expected return on plan assets	(15.0)	(13.0)	—	(0.4)
Amortization of:
Transition obligation	—	—	—	0.1
Prior service cost (benefit)	0.2	0.3	(6.6)	(5.0)
Actuarial loss	4.6	4.4	2.6	2.1
Special termination benefit	—	0.8	—	0.2
Curtailment gain	—	(7.6)	—	—

Benefit costs	$5.8	$2.4	$0.2	$3.1

Form 10-Q Part I	Cincinnati Bell Inc.

9.	Business Segment Information

The Company operates in three segments: Wireline, Wireless and Technology Solutions. The Wireline segment provides local voice, data, long-distance and other services to customers primarily in southwestern Ohio, northern Kentucky, and southeastern Indiana. The Wireless segment provides advanced, digital voice and data communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. The Technology Solutions segment provides a range of fully managed and outsourced IT and telecommunications services and offers solutions that combine data center colocation services along with the sale, installation, and maintenance of major branded IT and telephony equipment.

Beginning in 2010, the Company realigned its reportable business segments to be consistent with changes to its management reporting. Certain data center operations that have been historically included in the Wireline segment have been reclassified to the Technology Solutions segment. Prior year amounts have been reclassified to conform to the current segment reporting.

On June 11, 2010, the Company purchased CyrusOne, a data center operator based in Texas, for approximately $527 million, net of cash acquired. The CyrusOne financial results are included in the Technology Solutions segment.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.

The Company’s business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
Revenue
Wireline	$186.7	$191.5	$374.4	$385.0
Wireless	73.7	76.5	146.9	152.8
Technology Solutions	87.0	68.6	158.6	133.8
Intersegment	(8.8)	(9.0)	(17.6)	(18.5)

Total revenue	$338.6	$327.6	$662.3	$653.1

Intersegment revenue
Wireline	$6.2	$6.4	$12.5	$12.6
Wireless	0.7	0.9	1.4	1.7
Technology Solutions	1.9	1.7	3.7	4.2

Total intersegment revenue	$8.8	$9.0	$17.6	$18.5

Operating income
Wireline	$59.0	$66.2	$122.1	$140.0
Wireless	18.8	10.8	36.5	19.3
Technology Solutions	5.1	5.5	12.5	9.9
Corporate	(13.1)	(6.9)	(18.9)	(13.3)

Total operating income	$69.8	$75.6	$152.2	$155.9

	June 30, 2010	December 31, 2009
Assets
Wireline	$690.2	$704.9
Wireless	365.9	383.4
Technology Solutions	884.9	302.8
Corporate and eliminations	661.9	673.2

Total assets	$2,602.9	$2,064.3

Form 10-Q Part I	Cincinnati Bell Inc.

10.	Stock-Based Compensation Plans

Stock Options and Stock Appreciation Rights Awards

The following table summarizes stock option activity for the six months ended June 30, 2010:

(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Prices Per Share
Outstanding at January 1, 2010	20,172	$7.15
Granted	1,369	2.99
Exercised	(321)	1.60
Forfeited/Expired	(1,453)	26.74

Outstanding at June 30, 2010	19,767	$5.51

Vested and expected to vest at June 30, 2010	19,680	$5.53

Exercisable at June 30, 2010	15,019	$6.49

The Company recognized compensation expense of $0.6 million related to stock options and stock appreciation rights awards for the three months ended June 30, 2010, $1.2 million for the six months ended June 30, 2010, $1.9 million for the three months ended June 30, 2009 and $2.5 million for the six months ended June 30, 2009. As of June 30, 2010, there was $2.4 million of unrecognized compensation expense related to these awards, which is expected to be recognized over a weighted-average period of approximately two years. At June 30, 2010, the aggregate intrinsic value of these outstanding awards was approximately $5.9 million.

For options granted in 2010, the weighted-average fair value of $1.21 at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

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

Form 10-Q Part I	Cincinnati Bell Inc.

Performance-based restricted awards

The following table summarizes performance-based restricted award activity for the six months ended June 30, 2010:

(in thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2010	4,218	$3.39
Granted*	590	2.91
Vested	(1,146)	3.58
Forfeited	(167)	2.80

Non-vested at June 30, 2010	3,495	$3.27

*	Assumes the maximum number of awards that can be earned if the performance conditions are achieved.

Awards granted generally vest over three years and upon the achievement of certain performance-based objectives. The Company recognized expense for performance-based awards of $0.7 million for the three months ended June 30, 2010, $1.2 million for the six months ended June 30, 2010, $1.5 million for the three months ended June 30, 2009 and $1.7 million for the six months ended June 30, 2009. As of June 30, 2010, there was $1.7 million of unrecognized compensation expense related to performance-based awards, which is expected to be recognized over a weighted-average period of approximately one year.

The Company has also granted cash-payment performance awards in 2010 and 2009 with a base award of $0.9 million and $1.3 million, respectively, with the final payments indexed to the percentage change in the Company’s stock price from the date of grant. For the six months ended June 30, 2010, the Company recorded a gain of $0.1 million. For the three months and six months ended June 30, 2009, the Company recorded an expense of $1.6 million and $2.7 million, respectively. At June 30, 2010, there was $0.4 million of unrecognized compensation expense, which is expected to be recognized within one year.

Time-based restricted awards

The following table summarizes time-based restricted award activity for the six months ended June 30, 2010:

(in thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2010	213	$3.85
Granted	84	3.35
Vested	(1)	4.91
Forfeited	(3)	4.91

Non-vested at June 30, 2010	293	$3.69

Awards granted generally vest in one-third increments over a period of three years. The Company recognized expense related to time-based restricted awards of $0.1 million for the three months ended June 30, 2010, $0.2 million for the six months ended June 30, 2010, $0.2 million for the three months ended June 30, 2009 and $0.4 million for the six months ended June 30, 2009. As of June 30, 2010, there was $0.6 million of unrecognized compensation expense related to these shares, which is expected to be recognized over a weighted-average period of approximately two years.

Form 10-Q Part I	Cincinnati Bell Inc.

Deferred Compensation Plans

The Company currently has deferred compensation plans for both the Board of Directors and certain executives of the Company. At June 30, 2010 and 2009, there were 0.8 and 0.9 million common shares deferred in these plans, respectively. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. The Company recognized an expense of $0.1 million for the six months ended June 30, 2010, and expense of $0.6 million and $0.9 million for the three months and six months ended June 30, 2009, respectively.

11.	Supplemental Guarantor Information

Cincinnati Bell Telephone Notes

Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company” or “CBI”), had $207.5 million in notes outstanding at June 30, 2010 that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2010 and 2009, Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and Condensed Consolidating Balance Sheets as of June 30, 2010 and December 31, 2009 of (1) the Parent Company, as the guarantor (2) Cincinnati Bell Telephone Company LLC, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2010
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$168.0	$185.0	$(14.4)	$338.6
Operating costs and expenses	13.4	109.4	160.4	(14.4)	268.8

Operating income (loss)	(13.4)	58.6	24.6	—	69.8
Interest expense	36.6	2.9	4.9	(2.0)	42.4
Other expense (income), net	8.2	1.9	(1.5)	2.0	10.6

Income (loss) before equity in earnings of subsidiaries and income taxes	(58.2)	53.8	21.2	—	16.8
Income tax expense (benefit)	(15.1)	22.3	—	—	7.2
Equity in earnings of subsidiaries, net of tax	52.7	—	—	(52.7)	—

Net income	9.6	31.5	21.2	(52.7)	9.6
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$7.0	$31.5	$21.2	$(52.7)	$7.0

	Three Months Ended June 30, 2009
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$172.7	$168.6	$(13.7)	$327.6
Operating costs and expenses	6.6	109.7	149.4	(13.7)	252.0

Operating income (loss)	(6.6)	63.0	19.2	—	75.6
Interest expense	26.0	3.6	4.9	(3.2)	31.3
Other expense (income), net	(3.2)	1.4	(1.1)	3.2	0.3

Income (loss) before equity in earnings of subsidiaries and income taxes	(29.4)	58.0	15.4	—	44.0
Income tax expense (benefit)	(11.2)	21.4	7.5	—	17.7
Equity in earnings of subsidiaries, net of tax	44.5	—	—	(44.5)	—

Net income	26.3	36.6	7.9	(44.5)	26.3
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$23.7	$36.6	$7.9	$(44.5)	$23.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2010
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$337.6	$353.6	$(28.9)	$662.3
Operating costs and expenses	19.1	215.5	304.4	(28.9)	510.1

Operating income (loss)	(19.1)	122.1	49.2	—	152.2
Interest expense	67.7	6.3	9.5	(4.0)	79.5
Other expense (income), net	5.7	3.6	(2.8)	4.0	10.5

Income (loss) before equity in earnings of subsidiaries and income taxes	(92.5)	112.2	42.5	—	62.2
Income tax expense (benefit)	(24.7)	46.6	7.9	—	29.8
Equity in earnings of subsidiaries, net of tax	100.2	—	—	(100.2)	—

Net income	32.4	65.6	34.6	(100.2)	32.4
Preferred stock dividends	5.2	—	—	—	5.2

Net income applicable to common shareowners	$27.2	$65.6	$34.6	$(100.2)	$27.2

	Six Months Ended June 30, 2009
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$347.5	$333.6	$(28.0)	$653.1
Operating costs and expenses	12.7	213.7	298.8	(28.0)	497.2

Operating income (loss)	(12.7)	133.8	34.8	—	155.9
Interest expense	52.7	7.3	9.6	(6.5)	63.1
Other expense (income), net	(6.8)	2.4	(1.8)	6.5	0.3

Income (loss) before equity in earnings of subsidiaries and income taxes	(58.6)	124.1	27.0	—	92.5
Income tax expense (benefit)	(19.9)	43.0	14.3	—	37.4
Equity in earnings of subsidiaries, net of tax	93.8	—	—	(93.8)	—

Net income	55.1	81.1	12.7	(93.8)	55.1
Preferred stock dividends	5.2	—	—	—	5.2

Net income applicable to common shareowners	$49.9	$81.1	$12.7	$(93.8)	$49.9

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of June 30, 2010
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$12.6	$1.9	$2.6	$—	$17.1
Receivables, net	—	—	165.9	—	165.9
Other current assets	24.5	20.6	51.6	(0.3)	96.4

Total current assets	37.1	22.5	220.1	(0.3)	279.4
Property, plant and equipment, net	0.6	620.7	644.5	—	1,265.8
Goodwill and intangibles, net	—	2.7	585.4	—	588.1
Investments in and advances to subsidiaries	1,588.3	82.5	—	(1,670.8)	—
Other noncurrent assets	361.3	9.7	197.2	(98.6)	469.6

Total assets	$1,987.3	$738.1	$1,647.2	$(1,769.7)	$2,602.9

Current portion of long-term debt	$7.6	$1.5	$12.8	$—	$21.9
Accounts payable	1.0	43.3	47.5	—	91.8
Other current liabilities	67.0	53.0	61.5	(2.6)	178.9

Total current liabilities	75.6	97.8	121.8	(2.6)	292.6
Long-term debt, less current portion	2,129.4	213.9	126.4	—	2,469.7
Other noncurrent liabilities	325.4	90.1	146.3	(96.3)	465.5
Intercompany payables	81.8	—	806.4	(888.2)	—

Total liabilities	2,612.2	401.8	1,200.9	(987.1)	3,227.8
Shareowners’ equity (deficit)	(624.9)	336.3	446.3	(782.6)	(624.9)

Total liabilities and shareowners’ equity (deficit)	$1,987.3	$738.1	$1,647.2	$(1,769.7)	$2,602.9

	As of December 31, 2009
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$20.1	$2.1	$0.8	$—	$23.0
Receivables, net	—	—	159.9	—	159.9
Other current assets	47.8	22.0	69.0	(0.7)	138.1

Total current assets	67.9	24.1	229.7	(0.7)	321.0
Property, plant and equipment, net	0.8	629.6	492.9	—	1,123.3
Goodwill and intangibles, net	—	2.8	179.2	—	182.0
Investments in and advances to subsidiaries	912.4	10.1	—	(922.5)	—
Other noncurrent assets	329.7	10.9	186.8	(89.4)	438.0

Total assets	$1,310.8	$677.5	$1,088.6	$(1,012.6)	$2,064.3

Current portion of long-term debt	$2.1	$1.3	$12.4	$—	$15.8
Accounts payable	0.4	44.8	61.0	—	106.2
Other current liabilities	67.8	56.0	78.1	(0.1)	201.8

Total current liabilities	70.3	102.1	151.5	(0.1)	323.8
Long-term debt, less current portion	1,558.4	214.5	190.4	—	1,963.3
Other noncurrent liabilities	328.5	90.2	103.1	(90.0)	431.8
Intercompany payables	8.2	—	298.9	(307.1)	—

Total liabilities	1,965.4	406.8	743.9	(397.2)	2,718.9
Shareowners’ equity (deficit)	(654.6)	270.7	344.7	(615.4)	(654.6)

Total liabilities and shareowners’ equity (deficit)	$1,310.8	$677.5	$1,088.6	$(1,012.6)	$2,064.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2010
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(38.1)	$109.9	$53.6	$—	$125.4

Capital expenditures	—	(36.9)	(21.3)	—	(58.2)
Acquisitions of businesses, net of cash acquired	—	(0.1)	(524.9)	—	(525.0)
Other investing activities	—	0.2	0.2	—	0.4

Cash flows used in investing activities	—	(36.8)	(546.0)	—	(582.8)

Funding between Parent and subsidiaries, net	(501.6)	(72.6)	574.2	—	—
Issuance of long-term debt	1,351.3	—	—	—	1,351.3
Decrease in corporate credit and receivables facilities, net	—	—	(75.9)	—	(75.9)
Repayment of debt	(780.3)	(0.7)	(4.1)	—	(785.1)
Debt issuance costs	(32.7)	—	—	—	(32.7)
Other financing activities	(6.1)	—	—	—	(6.1)

Cash flows provided by (used in) financing activities	30.6	(73.3)	494.2	—	451.5

Increase (decrease) in cash and cash equivalents	(7.5)	(0.2)	1.8	—	(5.9)
Beginning cash and cash equivalents	20.1	2.1	0.8	—	23.0

Ending cash and cash equivalents	$12.6	$1.9	$2.6	$—	$17.1

	Six Months Ended June 30, 2009
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(37.2)	$132.3	$75.4	$—	$170.5

Capital expenditures	(0.3)	(62.6)	(31.3)	—	(94.2)
Acquisitions of businesses	—	(0.5)	(2.9)	—	(3.4)
Other investing activities	0.4	0.3	0.3	—	1.0

Cash flows provided by (used in) investing activities	0.1	(62.8)	(33.9)	—	(96.6)

Funding between Parent and subsidiaries, net	121.9	(70.2)	(51.7)	—	—
Increase (decrease) in corporate credit and receivables facilities, net	(42.4)	—	14.0	—	(28.4)
Repayment of debt	(1.1)	(0.3)	(3.6)	—	(5.0)
Common stock repurchase	(34.4)	—	—	—	(34.4)
Other financing activities	(10.1)	—	(0.1)	—	(10.2)

Cash flows provided by (used in) financing activities	33.9	(70.5)	(41.4)	—	(78.0)

Increase (decrease) in cash and cash equivalents	(3.2)	(1.0)	0.1	—	(4.1)
Beginning cash and cash equivalents	4.5	1.8	0.4	—	6.7

Ending cash and cash equivalents	$1.3	$0.8	$0.5	$—	$2.6

Form 10-Q Part I	Cincinnati Bell Inc.

8  3/4% Senior Subordinated Notes due 2018, 8 1 /4% Senior Notes due 2017, and 7% Senior Notes Due 2015

The Parent Company’s 8 3/4% Senior Subordinated Notes due 2018, 8 1/4% Senior Notes due 2017, and 7% Senior Notes due 2015 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless Company, Cincinnati Bell Wireless LLC, GramTel Inc., BRCOM Inc., CBTS Software LLC, Cyrus Networks LLC, IXC Internet Services Inc., Cincinnati Bell Shared Services LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, and eVolve Business Solutions LLC. The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2010 and 2009, Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and the Condensed Consolidating Balance Sheets as of June 30, 2010 and December 31, 2009 of (1) the Parent Company, as the issuer (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2010
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$199.0	$154.0	$(14.4)	$338.6
Operating costs and expenses	13.4	173.6	96.2	(14.4)	268.8

Operating income (loss)	(13.4)	25.4	57.8	—	69.8
Interest expense	36.6	3.6	4.2	(2.0)	42.4
Other expense (income), net	8.2	2.2	(1.8)	2.0	10.6

Income (loss) before equity in earnings of subsidiaries and income taxes	(58.2)	19.6	55.4	—	16.8
Income tax expense (benefit)	(15.1)	—	22.3	—	7.2
Equity in earnings of subsidiaries, net of tax	52.7	—	—	(52.7)	—

Net income	9.6	19.6	33.1	(52.7)	9.6
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$7.0	$19.6	$33.1	$(52.7)	$7.0

	Three Months Ended June 30, 2009
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$180.9	$160.4	$(13.7)	$327.6
Operating costs and expenses	6.6	163.7	95.4	(13.7)	252.0

Operating income (loss)	(6.6)	17.2	65.0	—	75.6
Interest expense	26.0	3.4	5.1	(3.2)	31.3
Other expense (income), net	(3.2)	0.8	(0.5)	3.2	0.3

Income (loss) before equity in earnings of subsidiaries and income taxes	(29.4)	13.0	60.4	—	44.0
Income tax expense (benefit)	(11.2)	6.4	22.5	—	17.7
Equity in earnings of subsidiaries, net of tax	44.5	—	—	(44.5)	—

Net income	26.3	6.6	37.9	(44.5)	26.3
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$23.7	$6.6	$37.9	$(44.5)	$23.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2010
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$382.0	$309.2	$(28.9)	$662.3
Operating costs and expenses	19.1	331.8	188.1	(28.9)	510.1

Operating income (loss)	(19.1)	50.2	121.1	—	152.2
Interest expense	67.7	6.8	9.0	(4.0)	79.5
Other expense (income), net	5.7	4.1	(3.3)	4.0	10.5

Income (loss) before equity in earnings of subsidiaries and income taxes	(92.5)	39.3	115.4	—	62.2
Income tax expense (benefit)	(24.7)	7.2	47.3	—	29.8
Equity in earnings of subsidiaries, net of tax	100.2	—	—	(100.2)	—

Net income	32.4	32.1	68.1	(100.2)	32.4
Preferred stock dividends	5.2	—	—	—	5.2

Net income applicable to common shareowners	$27.2	$32.1	$68.1	$(100.2)	$27.2

	Six Months Ended June 30, 2009
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$358.7	$322.4	$(28.0)	$653.1
Operating costs and expenses	12.7	326.7	185.8	(28.0)	497.2

Operating income (loss)	(12.7)	32.0	136.6	—	155.9
Interest expense	52.7	6.5	10.4	(6.5)	63.1
Other expense (income), net	(6.8)	(0.1)	0.7	6.5	0.3

Income (loss) before equity in earnings of subsidiaries and income taxes	(58.6)	25.6	125.5	—	92.5
Income tax expense (benefit)	(19.9)	13.2	44.1	—	37.4
Equity in earnings of subsidiaries, net of tax	93.8	—	—	(93.8)	—

Net income	55.1	12.4	81.4	(93.8)	55.1
Preferred stock dividends	5.2	—	—	—	5.2

Net income applicable to common shareowners	$49.9	$12.4	$81.4	$(93.8)	$49.9

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets

	As of June 30, 2010
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$12.6	$2.6	$1.9	$—	$17.1
Receivables, net	—	7.7	158.2	—	165.9
Other current assets	24.5	46.4	25.8	(0.3)	96.4

Total current assets	37.1	56.7	185.9	(0.3)	279.4
Property, plant and equipment, net	0.6	644.5	620.7	—	1,265.8
Goodwill and intangibles, net	—	585.4	2.7	—	588.1
Investments in and advances to subsidiaries	1,588.3	—	94.8	(1,683.1)	—
Other noncurrent assets	361.3	198.6	8.3	(98.6)	469.6

Total assets	$1,987.3	$1,485.2	$912.4	$(1,782.0)	$2,602.9

Current portion of long-term debt	$7.6	$12.8	$1.5	$—	$21.9
Accounts payable	1.0	57.6	33.2	—	91.8
Other current liabilities	67.0	64.2	50.3	(2.6)	178.9

Total current liabilities	75.6	134.6	85.0	(2.6)	292.6
Long-term debt, less current portion	2,129.4	116.4	223.9	—	2,469.7
Other noncurrent liabilities	325.4	148.0	88.4	(96.3)	465.5
Intercompany payables	81.8	742.7	76.0	(900.5)	—

Total liabilities	2,612.2	1,141.7	473.3	(999.4)	3,227.8
Shareowners’ equity (deficit)	(624.9)	343.5	439.1	(782.6)	(624.9)

Total liabilities and shareowners’ equity (deficit)	$1,987.3	$1,485.2	$912.4	$(1,782.0)	$2,602.9

	As of December 31, 2009
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$20.1	$0.8	$2.1	$—	$23.0
Receivables, net	—	0.9	159.0	—	159.9
Other current assets	47.8	64.1	26.9	(0.7)	138.1

Total current assets	67.9	65.8	188.0	(0.7)	321.0
Property, plant and equipment, net	0.8	492.9	629.6	—	1,123.3
Goodwill and intangibles, net	—	179.2	2.8	—	182.0
Investments in and advances to subsidiaries	912.4	—	21.9	(934.3)	—
Other noncurrent assets	329.7	188.6	9.1	(89.4)	438.0

Total assets	$1,310.8	$926.5	$851.4	$(1,024.4)	$2,064.3

Current portion of long-term debt	$2.1	$12.4	$1.3	$—	$15.8
Accounts payable	0.4	73.0	32.8	—	106.2
Other current liabilities	67.8	81.0	53.1	(0.1)	201.8

Total current liabilities	70.3	166.4	87.2	(0.1)	323.8
Long-term debt, less current portion	1,558.4	104.5	300.4	—	1,963.3
Other noncurrent liabilities	328.5	104.4	88.9	(90.0)	431.8
Intercompany payables	8.2	241.3	69.4	(318.9)	—

Total liabilities	1,965.4	616.6	545.9	(409.0)	2,718.9
Shareowners’ equity (deficit)	(654.6)	309.9	305.5	(615.4)	(654.6)

Total liabilities and shareowners’ equity (deficit)	$1,310.8	$926.5	$851.4	$(1,024.4)	$2,064.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2010
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(38.1)	$48.8	$114.7	$—	$125.4

Capital expenditures	—	(21.3)	(36.9)	—	(58.2)
Acquisitions of businesses, net of cash acquired	—	(524.9)	(0.1)	—	(525.0)
Other investing activities	—	0.2	0.2	—	0.4

Cash flows used in investing activities	—	(546.0)	(36.8)	—	(582.8)

Funding between Parent and subsidiaries, net	(501.6)	503.1	(1.5)	—	—
Issuance of long-term debt	1,351.3	—	—	—	1,351.3
Decrease in corporate credit and receivables facilities, net	—	—	(75.9)	—	(75.9)
Repayment of debt	(780.3)	(4.1)	(0.7)	—	(785.1)
Debt issuance costs	(32.7)	—	—	—	(32.7)
Other financing activities	(6.1)	—	—	—	(6.1)

Cash flows provided by (used in) financing activities	30.6	499.0	(78.1)	—	451.5

Increase (decrease) in cash and cash equivalents	(7.5)	1.8	(0.2)	—	(5.9)
Beginning cash and cash equivalents	20.1	0.8	2.1	—	23.0

Ending cash and cash equivalents	$12.6	$2.6	$1.9	$—	$17.1

	Six Months Ended June 30, 2009
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(37.2)	$114.3	$93.4	$—	$170.5

Capital expenditures	(0.3)	(31.3)	(62.6)	—	(94.2)
Acquisitions of businesses, net of cash acquired	—	(2.9)	(0.5)	—	(3.4)
Other investing activities	0.4	0.3	0.3	—	1.0

Cash flows provided by (used in) investing activities	0.1	(33.9)	(62.8)	—	(96.6)

Funding between Parent and subsidiaries, net	121.9	(76.7)	(45.2)	—	—
Decrease in corporate credit and receivables facilities, net	(42.4)	—	14.0	—	(28.4)
Repayment of debt	(1.1)	(3.6)	(0.3)	—	(5.0)
Common stock repurchase	(34.4)	—	—	—	(34.4)
Other financing activities	(10.1)	—	(0.1)	—	(10.2)

Cash flows provided by (used in) financing activities	33.9	(80.3)	(31.6)	—	(78.0)

Increase (decrease) in cash and cash equivalents	(3.2)	0.1	(1.0)	—	(4.1)
Beginning cash and cash equivalents	4.5	0.4	1.8	—	6.7

Ending cash and cash equivalents	$1.3	$0.5	$0.8	$—	$2.6

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As it relates to the acquisition of CyrusOne, the Company applied the accounting requirements of Accounting Standards Codification Topic (“ASC”) 805, “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, the Company analyzed a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. The Company engaged a third-party appraisal firm to assist management in determining the fair values of tangible and intangible assets and liabilities. Such a valuation requires management to make significant estimates and assumptions, especially with respect to the intangible assets.

In determining the fair value of the Company’s assets associated with the purchase of CyrusOne, the Company utilized several valuation methods:

•

Excess earnings method: This method was used to determine the fair value of the CyrusOne customer relationships. This method estimates the present value of future cash flows attributable to the customer base and requires estimates of the expected future earnings and remaining useful lives of the customer relationships.

•

Cost method: This method was used to determine the fair value of property, plant and equipment. This method indicates value based on the amount that currently would be required to replace the service capacity of the asset and considers the cost of a buyer to acquire or construct a substitute asset of comparable utility, adjusted for deterioration and obsolescence.

•

Relief-from-royalty: This method, used to determine the fair value of the CyrusOne trademark, estimates the present value of royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology.

The Company has recorded its best estimate of the fair values of assets acquired and liabilities assumed in the CyrusOne acquisition, as presented in Note 2 to the Condensed Consolidated Financial Statements. However, the valuation is not yet finalized as of June 30, 2010, and additional information could come to light which could change the assumptions used in the valuation. Changes to the assumptions the Company used to estimate fair value could impact the recorded amounts for acquired assets and liabilities, including property, plant and equipment, intangible assets and goodwill. Significant changes to these balances could have a material impact on the Company’s future reported results.

Form 10-Q Part I	Cincinnati Bell Inc.

Results of Operations

The financial results for the three and six months ended June 30, 2010 and 2009 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations in this Quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for subsequent periods or the full year.

Beginning in 2010, the Company realigned its reportable business segments to be consistent with changes to its management reporting. Certain data center operations that were historically included in the Wireline segment have been reclassified to the Technology Solutions segment. Prior year amounts have been reclassified to conform to the current segment reporting.

On June 11, 2010, the Company purchased CyrusOne, a data center operator based in Texas, for approximately $527 million. The CyrusOne financial results are included in the Technology Solutions segment. Refer to Note 2 for further discussion concerning the CyrusOne acquisition.

Consolidated Overview

Consolidated revenue totaled $338.6 million for the second quarter of 2010, an increase of $11.0 million compared to the second quarter of 2009. The increase was primarily due to the following:

•

$18.4 million higher revenues in the Technology Solutions segment primarily due to higher telecom and IT equipment distribution revenue and increased data center and managed services revenue, including the acquisition of CyrusOne in June 2010;

•	$4.8 million lower revenues in the Wireline segment primarily due to lower voice revenue; and

•	$2.8 million lower revenues in the Wireless segment primarily due to lower postpaid service revenue.

For the six months ended June 30, 2010, consolidated revenue increased $9.2 million to $662.3 million in comparison to $653.1 million for the same period in 2009. The increase was primarily due to the following:

•

$24.8 million higher revenues in the Technology Solutions segment primarily due to higher telecom and IT equipment distribution revenue and increased data center and managed services revenue, including the acquisition of CyrusOne in June 2010;

•	$10.6 million lower revenues in the Wireline segment primarily due to lower voice revenue; and

•	$5.9 million lower revenues in the Wireless segment primarily due to lower postpaid service revenue.

Operating income for the second quarter of 2010 was $69.8 million, a decrease of $5.8 million compared to the same period in 2009. This decrease was primarily due to the following:

•	$8.0 million increase in Wireless segment operating income primarily due to lower expense for handset subsidies, roaming, and third party service provider costs;

•

$6.2 million increase in Corporate expenses primarily due to $9.1 million of acquisition costs on the purchase of CyrusOne offset by lower mark-to-market adjustments of $1.9 million on stock-based compensation and a $0.6 million settlement of an operating tax audit;

•	$7.2 million decrease in Wireline segment operating income primarily due to lower revenue; and

•

$0.4 million decrease in Technology Solutions operating income primarily due to a $1.8 million restructuring charge for employee separations offset by CyrusOne operating income of $1.3 million since its acquisition on June 11, 2010.

Operating income for the six months ended June 30, 2010 was $152.2 million, a decrease of $3.7 million compared to the same period a year ago. The decrease was primarily due to the following:

•	$17.2 million increase in Wireless segment operating income primarily due to lower expense for handset subsidies, roaming, and third party service provider costs;

•

$5.6 million increase in Corporate expenses due to $9.1 million of acquisition costs on the purchase of CyrusOne offset by lower mark-to-market adjustments of $2.9 million on stock-based compensation and a $0.6 million settlement of an operating tax audit;

Form 10-Q Part I	Cincinnati Bell Inc.

•

$2.6 million increase in Technology Solutions operating income primarily due to increased revenue from data center and managed services, including revenue from the CyrusOne operations since its acquisition, offset by $1.8 million of restructuring costs; and

•	$17.9 million decrease in Wireline segment operating income primarily due to a restructuring gain recorded in the prior year and lower revenue.

Interest expense was $42.4 million for the second quarter of 2010 and $79.5 million for the six months ended June 30, 2010 as compared to $31.3 million for the second quarter of 2009 and $63.1 million for the six months ended June 30, 2009. The increase compared to last year is primarily attributable to higher debt balances.

Income tax expense for the three months ended June 30, 2010 was $7.2 million compared to $17.7 million for the second quarter of 2009. The decrease is due to lower pre-tax income and a $7 million tax benefit associated with a change in valuation allowance on state deferred tax assets that are expected to be utilized as a result of the CyrusOne acquisition. These decreases were partially offset by a $5 million charge related to tax matters associated with the refinancing of the 8 3/8% Notes and other adjustments to projected income. Income tax expense for the six months ended June 30, 2010 was $29.8 million as compared to $37.4 million for the same period in 2009. This decrease is due to the factors discussed above and, in addition, a $4 million charge from the first quarter of 2010 related to a tax law change that now requires the application of federal income taxes against the retiree Medicare drug subsidy received by the Company.

The Company expects its effective tax rate to exceed statutory rates primarily due to non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. Excluding the effect of discrete items, the Company estimates that its effective income tax rate will be approximately 43% for the full year 2010. However, the Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2010. The Company expects income tax payments for the 2010 year to be approximately $4 million.

Form 10-Q Part I	Cincinnati Bell Inc.

Discussion of Operating Segment Results

WIRELINE

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2010	2009	Change	% Change		2010	2009	Change	% Change
Revenue:
Voice - local service	$79.3	$87.6	$(8.3)	(9)%		$160.4	$177.8	$(17.4)	(10)%
Data	68.2	69.5	(1.3)	(2)%		136.8	138.9	(2.1)	(2)%
Long distance and VoIP	26.2	24.0	2.2	9%		51.7	48.0	3.7	8%
Other	13.0	10.4	2.6	25%		25.5	20.3	5.2	26%

Total revenue	186.7	191.5	(4.8)	(3)%		374.4	385.0	(10.6)	(3)%

Operating costs and expenses:
Cost of services and products	63.0	62.1	0.9	1%		126.9	124.4	2.5	2%
Selling, general and administrative	35.9	37.0	(1.1)	(3)%		71.2	76.2	(5.0)	(7)%
Depreciation and amortization	25.5	25.6	(0.1)	(0)%		50.9	50.9	—	0%
Restructuring charges (gains)	3.3	0.6	2.7	n/m		3.3	(6.5)	9.8	n/m

Total operating costs and expenses	127.7	125.3	2.4	2%		252.3	245.0	7.3	3%

Operating income	$59.0	$66.2	$(7.2)	(11)%		$122.1	$140.0	$(17.9)	(13)%

Operating margin	31.6%	34.6%		(3.0	) pts	32.6%	36.4%		(3.8	) pts
Capital expenditures	$22.4	$37.0	$(14.6)	(39)%		$43.1	$65.9	$(22.8)	(35)%
Metric information (in thousands):
Local access lines	699.0	752.5	(53.5)	(7)%		699.0	752.5	(53.5)	(7)%
DSL subscribers	233.2	235.4	(2.2)	(1)%		233.2	235.4	(2.2)	(1)%
Fiber internet subscribers	15.8	4.8	11.0	n/m		15.8	4.8	11.0	n/m
Fiber entertainment subscribers	17.0	5.6	11.4	n/m		17.0	5.6	11.4	n/m
Long distance lines	496.0	522.9	(26.9)	(5)%		496.0	522.9	(26.9)	(5)%

The Wireline segment consists of the operations of Cincinnati Bell Telephone Company LLC, which operates as an incumbent local exchange carrier (“ILEC”) within the Company’s traditional territory, Cincinnati Bell Extended Territories LLC, which primarily operates as a competitive local exchange carrier (“CLEC”) in Dayton, Ohio and communities adjacent to the ILEC’s northern borders, Cincinnati Bell Any Distance Inc. and subsidiaries which provides long distance, audio conferencing, voice over internet protocol (“VoIP”) and broadband services including private line and multi protocol labeling switching, Cincinnati Bell Complete Protection Inc., which provides security monitoring services and related surveillance hardware, the Company’s payphone business, and its entertainment operations, which provide its Fioptics fiber-to-the-home products that include entertainment, high-speed internet and voice services in limited areas and DirecTV on a commission basis to the remainder of its operating territory.

Revenue

Voice local service revenue includes local service, value added services, switched access and information services. Voice revenue decreased in both the three and six months ended June 30, 2010 versus the same periods in 2009 primarily as a result of a 7% decrease in access lines. Access lines within the segment’s ILEC territory decreased by 54,100 or 8%, from 679,100 at June 30, 2009 to 625,000 at June 30, 2010. The access line loss resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company had 74,000 CLEC access lines at June 30, 2010 compared to 73,400 access lines at June 30, 2009.

Data revenue consists of data transport, high-speed internet access (“DSL”), dial-up internet access, digital trunking, and local area network interconnection services. Data revenue decreased $1.3 million and $2.1 million for the three and six months ended June 30, 2010 compared to the same periods a year ago, primarily due to lower DSL revenue resulting from a decline in average revenue per subscriber.

Form 10-Q Part I	Cincinnati Bell Inc.

Long distance and VoIP revenue increased $2.2 million and $3.7 million for the three and six months ended June 30, 2010 as compared to the same periods in 2009. The increase was primarily due to an increase in VoIP services due to additional subscribers.

Other revenue increased $2.6 million and $5.2 million for the three and six months ended June 30, 2010 as compared to the same periods last year primarily due to the introduction of the Company’s Fioptics fiber-to-the-home suite of products, which includes entertainment and high-speed internet services. As of June 30, 2010, the Company had 17,000 entertainment and 15,800 high-speed internet Fioptics customers.

Costs and Expenses

Cost of services and products increased by $0.9 million and $2.5 million for the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009. The increase in the second quarter was primarily driven by higher network costs of $2.7 million to support growth in VoIP and Fioptics revenues partially offset by lower payroll costs of $1.2 million and a decrease in costs from third party service providers. The increase in the six months ended June 30, 2010 was primarily due to $5.3 million in higher network costs and $1.2 million in higher operating taxes, partially offset by lower benefit costs of $2.4 million and lower wages due to the Company’s restructuring activities.

Selling, general and administrative expenses decreased by $1.1 million and $5.0 million for the three and six months ended June 30, 2010, respectively, versus the comparable periods in 2009. The decrease for the three months ended June 30, 2010 primarily consists of a $0.9 million decrease in bad debt expense. The decrease for the six months ended June 30, 2010 was primarily due to a $2.0 million decrease in payroll costs, a $1.6 million decrease in bad debt expense, a $0.7 million decrease in costs from third party service providers and lower commission expenses.

Restructuring charges in the second quarter of 2010 represent future lease costs on office space abandoned by the Company, primarily resulting from the decrease in Wireline headcount. The restructuring gain for the six months ended June 30, 2009 primarily resulted from a curtailment due to changes in the pension and postretirement plans announced in February 2009. See Notes 7 and 8 to the Condensed Consolidated Financial Statements for further information.

Form 10-Q Part I	Cincinnati Bell Inc.

WIRELESS

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions, except for operating metrics)	2010	2009	Change	% Change	2010	2009	Change	% Change
Revenue:
Service	$68.8	$71.3	$(2.5)	(4)%	$137.7	$142.5	$(4.8)	(3)%
Equipment	4.9	5.2	(0.3)	(6)%	9.2	10.3	(1.1)	(11)%

Total revenue	73.7	76.5	(2.8)	(4)%	146.9	152.8	(5.9)	(4)%

Operating costs and expenses:
Cost of services and products	32.3	39.2	(6.9)	(18)%	64.4	79.9	(15.5)	(19)%
Selling, general and administrative	14.3	16.2	(1.9)	(12)%	28.7	34.0	(5.3)	(16)%
Depreciation and amortization	8.3	10.3	(2.0)	(19)%	17.3	19.6	(2.3)	(12)%

Total operating costs and expenses	54.9	65.7	(10.8)	(16)%	110.4	133.5	(23.1)	(17)%

Operating income	$18.8	$10.8	$8.0	74%	$36.5	$19.3	$17.2	89%

Operating margin	25.5%	14.1%		11.4 pts	24.8%	12.6%		12.2 pts
Capital expenditures	$2.2	$4.2	$(2.0)	(48)%	$4.4	$9.8	$(5.4)	(55)%
Operating metrics
Postpaid ARPU*	$50.75	$48.43	$2.32	5%	$49.91	$48.18	$1.73	4%
Prepaid ARPU*	$29.59	$28.00	$1.59	6%	$29.80	$28.09	$1.71	6%
Postpaid subscribers (in thousands)	357.4	391.6	(34.2)	(9)%	357.4	391.6	(34.2)	(9)%
Prepaid subscribers (in thousands)	152.4	152.2	0.2	0%	152.4	152.2	0.2	0%
Average postpaid churn	2.2%	2.0%		0.2 pts	2.1%	2.1%		0.0 pts

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Revenue

Service revenue decreased $2.5 million in the second quarter of 2010 as compared to the same period last year primarily due to the following:

•

Postpaid service revenue decreased $2.2 million primarily due to a decrease in subscribers. This decrease was partially offset by an increase in ARPU. The ARPU increase was driven by a 20% increase in data ARPU as the number of smartphone subscribers has increased from 58,600 at June 30, 2009 to 85,600 at June 30, 2010;

•

Prepaid service revenue increased $0.9 million compared to the same period last year primarily due to an increase in ARPU of $1.59, which resulted from the focus on marketing higher value rate plans; and

•

Other service revenue decreased $1.2 million due to lower tower rent revenue resulting from the sale of the wireless towers in December 2009. The lower rent revenue was offset by lower costs associated with the towers as discussed below.

For the six months ended June 30, 2010, service revenue decreased $4.8 million compared to the same period in 2009 primarily due to a $4.7 million decrease in postpaid service revenue resulting from fewer subscribers partially offset by an increase in ARPU. Prepaid service revenue increased $2.2 million during the six months ended June 30, 2010 compared to the same period in 2009 primarily from an increase in ARPU of $1.71. Other service revenue decreased $2.3 million during the six months ended June 30, 2010 compared to the same period in 2009 due to lower tower rent revenue resulting from the sale of the wireless towers in December 2009.

Equipment revenue for the three and six months ended June 30, 2010 decreased by $0.3 million and $1.1 million compared to the same periods in 2009 primarily due to lower subscriber activations.

Form 10-Q Part I	Cincinnati Bell Inc.

Costs and Expenses

Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses decreased $6.9 million during the second quarter of 2010 and $15.5 million for the six months ended June 30, 2010 versus the prior year periods. The second quarter decrease was primarily attributable to a $2.6 million decrease in roaming costs due to renegotiated rates and lower minutes of use, $1.7 million decrease in lower third party service provider costs and labor expenses due to outsourcing and cost reduction initiatives, lower handset subsidies of $0.8 million, primarily due to lower activations, and lower costs due to the sale of the wireless towers in December 2009. The decrease for the six months ended June 30, 2010 was primarily due to a $5.2 million decrease in roaming costs, $3.1 million in lower third party service provider costs and labor expenses, $2.8 million in lower handset subsidies and lower costs due to the sale of the wireless towers.

Selling, general, and administrative expenses decreased $1.9 million for the second quarter of 2010 compared to the same period in 2009 due to a $1.0 million decrease in bad debt expense and lower third party service provider costs and labor expenses. Costs for the six months ended June 30, 2010 versus the prior year period decreased $5.3 million primarily due to a $2.3 million decrease in bad debt expense, $2.0 million decrease in third party service provider costs and labor expenses, and lower advertising expenses.

The decrease in depreciation and amortization expense for the three and six months ended June 30, 2010 compared to the prior year periods is primarily associated with the sale of wireless towers in the fourth quarter of 2009.

TECHNOLOGY SOLUTIONS

On June 11, 2010, the Company acquired CyrusOne, a data center colocation provider based in Texas, for approximately $527 million, net of cash acquired. As a result, CyrusOne is now a wholly-owned subsidiary of the Company. The Company funded the purchase with borrowings and available cash. See Note 2 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2010	2009	Change	% Change		2010	2009	Change	% Change
Revenue:
Telecom and IT equipment distribution	$43.4	$33.1	$10.3	31%		$76.7	$64.2	$12.5	19%
Data center and managed services	37.1	30.6	6.5	21%		69.8	59.6	10.2	17%
Professional services	6.5	4.9	1.6	33%		12.1	10.0	2.1	21%

Total revenue	87.0	68.6	18.4	27%		158.6	133.8	24.8	19%

Operating costs and expenses:
Cost of services and products	58.7	46.2	12.5	27%		104.6	91.0	13.6	15%
Selling, general and administrative	14.0	11.4	2.6	23%		26.6	22.8	3.8	17%
Depreciation and amortization	7.4	5.5	1.9	35%		13.1	10.1	3.0	30%
Restructuring charges	1.8	—	1.8	n/m		1.8	—	1.8	n/m

Total operating costs and expenses	81.9	63.1	18.8	30%		146.1	123.9	22.2	18%

Operating income	$5.1	$5.5	$(0.4)	(7)%		$12.5	$9.9	$2.6	26%

Operating margin	5.9%	8.0%		(2.1	) pts	7.9%	7.4%		0.5	pts
Operating metrics:
Capital expenditures	$6.3	$7.2	$(0.9)	(13)%		$10.7	$18.2	$(7.5)	(41)%
Data center capacity (in square feet)	621,000	446,000	175,000	39%		621,000	446,000	175,000	39%
Utilization rate*	86%	88%		(2	) pts	86%	88%		(2	) pts

*	The utilization rate is calculated by dividing data center square footage that is committed contractually to customers by total data center square footage. Some data center square footage that is committed contractually may not yet be billing to the customer.

Form 10-Q Part I	Cincinnati Bell Inc.

Revenue

Revenue from telecom and IT equipment distribution represents the sale, installation and maintenance of major, branded IT and telephony equipment. Revenue increased by $10.3 million for the three months ended June 30, 2010 as compared to the same period a year ago, as customer demand has increased for equipment that had been suppressed by the economy in 2009 resulting in higher hardware sales of $11.3 million. The higher hardware sales were partially offset by lower telecom equipment installation revenues. The revenue increase of $12.5 million for the six months ended June 30, 2010 was primarily due to higher hardware sales discussed above.

Data center and managed services revenue consists of recurring colocation rents from customers residing in the Company’s data centers, managed VoIP solutions, and IT services that include network management, electronic data storage, disaster recovery, and data security management. Revenue increased $6.5 million for the second quarter of 2010 primarily due to the acquisition of CyrusOne, which had revenue of $4.2 million from the date of its acquisition by the Company on June 11, 2010, and an increase in utilized data center capacity. Revenue increased $10.2 million for the six months ended June 30, 2010 as compared to last year, primarily due to the acquisition of CyrusOne and an increase in utilized data center capacity, including the opening of the Company’s Lebanon, Ohio data center at the end of the first quarter of 2009.

Professional services revenue consists of long-term and short-term IT outsourcing and consulting engagements. Revenue for the three and six months ended June 30, 2010 increased by $1.6 million and $2.1 million, respectively, compared to the same periods in 2009. The Company continues to focus on selling these outsourcing and consulting engagements.

Costs and Expenses

Cost of services and products increased by $12.5 million in the second quarter of 2010 and $13.6 million for the six months ended June 30, 2010 as compared to the same periods in 2009. The increase in the second quarter primarily resulted from an increase in cost of goods sold related to higher telecom and equipment distribution revenue of $10.3 million, data center costs of $1.1 million related to CyrusOne operations, and an increase in payroll related costs. The increase for the six months ended June 30, 2010 primarily resulted from an increase in cost of goods sold related to higher telecom and equipment distribution revenue and data center costs of $1.1 million related to CyrusOne operations.

Selling, general and administrative expenses increased by $2.6 million and $3.8 million for the second quarter of 2010 and for the six months ended June 30, 2010, respectively, primarily due to an increase in payroll related costs and expenses related to CyrusOne operations.

The increase in depreciation and amortization expense for the three months ended June 30, 2010 compared to the prior year period was primarily due to the addition of CyrusOne assets resulting in $1.2 million of additional expense for the period. The increase for the six months ended June 30, 2010, was primarily due to the addition of CyrusOne, as stated above, and capital expenditures associated with expanding data center capacity, including the Company’s Lebanon, Ohio data center, completed at the end of the first quarter of 2009.

Restructuring charges in the second quarter of 2010 represent employee separation obligations of $1.8 million primarily associated with managed and professional services.

Financial Condition, Liquidity, and Capital Resources

In April 2010, cash from the issuance of $625 million of 8 3/4% Senior Subordinated Notes due 2018 was used to redeem the
$560 million of outstanding 8 3/8% Senior Subordinated Notes due 2014 plus accrued and unpaid interest and call premium. In June 2010, the Company used a new bank Tranche B term loan for $760 million and available cash to pay $525 million for the CyrusOne acquisition, refinance its previous $204.3 million term loan, and pay various acquisition and debt issuance costs.

The Company’s primary sources of cash for the remainder of the year will be cash generated by operations, borrowings from the Corporate credit facility and the Company’s Receivables Facility under which the Company had $185.2 million and $80.9 million of availability at June 30, 2010, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

Uses of cash for the remainder of the year will include repayments of debt and related interest, dividends on preferred stock, capital expenditures, and working capital. In February 2010, the Board of Directors approved an additional plan for repurchase of the Company’s outstanding common stock in an amount up to $150 million. This new plan does not have a stated end date. The Company may repurchase shares to the extent its available cash is not needed for data center growth and other opportunities.

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

Various issuances of the Company’s public debt, which include the 8 3/ 4% Senior Subordinated Notes due 2018, the 7% Senior Notes due 2015, and the 8 1/4% Senior Notes due 2017, contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. Restricted payments include common stock dividends, repurchase of common stock, and certain other public debt repayments. The Company believes it has sufficient ability under its public debt indentures to make its intended restricted payments in 2010. The Company believes it is in compliance and will remain in compliance with its public debt indentures.

Cash Flows

For the six months ended June 30, 2010, cash provided by operating activities totaled $125.4 million, a decrease of $45.1 million compared to the $170.5 million provided by operating activities during the same period in 2009. The decrease was driven by higher interest payments of $20.7 million primarily due to a change in the timing of payments as a result of refinancings, higher debt balances and higher interest rates, $10.5 million received related to the settlement and termination of a portion of the long-term interest rate swaps in 2009, and acquisition related costs of $9.1 million related to the acquisition of CyrusOne in June 2010.

Cash flow utilized for investing activities increased $486.2 million to $582.8 million during the six months ended June 30, 2010 as compared to $96.6 million for the first six months of 2009. The increase was primarily due to cash paid for the acquisition of CyrusOne in June of $525 million. This increase was partially offset by lower capital expenditures of $36.0 million, primarily due to lower data center spending and lower Wireline network spending.

Cash flow provided by financing activities for the six months ended June 30, 2010 was $451.5 million compared to a use of $78.0 million during the same period in 2009. In the first quarter of 2010, the Company issued $625 million of 8 3/4% Senior Subordinated Notes due 2018. The net proceeds of $616.2 million from the issuance were used in April 2010 to redeem the $560 million outstanding 8 3/ 8% Senior Subordinated Notes due 2014 plus accrued and unpaid interest and call premium. The Company also paid $13.5 million of debt issuance costs related to the issuance of the 8 3/4% Senior Subordinated Notes due 2018. In the second quarter of 2010, the Company entered into a $760 million secured term loan credit facility (“Tranche B Term Loan”) due 2017. The proceeds from the Tranche B Term Loan were used to repay the Company’s previous credit facility of $204.3 million, to fund the acquisition of CyrusOne, and to pay related fees and expenses. The Company paid $19.2 million of debt issuance costs related to the issuance of the Tranche B Term Loan. Borrowings under the Receivables Facility decreased $75.9 million during the six months ended June 30, 2010. During the six months ended June 30, 2009, the Company repurchased $34.4 million of the Company’s common stock as a part of its two-year $150 million common stock repurchase plan. Also, the Company paid $4.4 million of debt issuance costs to amend and extend the term of the then-existing Corporate credit facility in the second quarter of 2009. Borrowings under the Corporate credit and receivables facilities decreased $28.4 million in the six months ended June 30, 2009. For both the six months ended June 30, 2010 and 2009, the Company paid preferred stock dividends of $5.2 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further information on the Company’s hedging activities. Refer to Note 6 to the Condensed Consolidated Financial Statements for further information regarding the carrying and fair value of the Company’s debt.

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

On June 11, 2010, the Company completed the acquisition of CyrusOne and is in the process of integrating the processes, systems and controls related to CyrusOne into its existing system of internal control over financial reporting. As a result, this process may result in additions or changes to the Company’s internal control over financial reporting. Otherwise, Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2010, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Form 10-Q Part II	Cincinnati Bell Inc.

PART II. OTHER INFORMATION

Item 1a.	Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a comprehensive listing of the Company’s risk factors. Items listed below are in addition to those risk factors listed in the Company’s Annual Report.

The Company’s failure to effectively integrate its recently completed acquisition of CyrusOne could result in an inability to realize the anticipated benefits of the purchase and adversely affect the Company’s business and operating results.

The Company’s recently completed acquisition of CyrusOne will involve the integration of two companies that had previously operated independently. The integration of two previously independent companies is challenging and time-consuming. The process of integrating CyrusOne, a previously privately held company, into the Company, a publicly traded company, could result in the loss of key employees, the disruption of its ongoing businesses, or inconsistencies in the respective standards, controls, procedures, and policies of the two companies, any of which could adversely affect the Company’s ability to maintain relationships with customers, suppliers, and employees. In addition, the successful combination of the companies will require the Company to dedicate significant management resources, and to potentially expend additional funds for additional staffing, resources and control procedures, all of which could temporarily divert attention from the day-to-day business of the combined company. If the Company fails to complete an effective integration of CyrusOne into the Company, anticipated growth in revenue, profitability, and cash flow resulting from the purchase of CyrusOne could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2010, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the quarter ended June 30, 2010.

Item 6.	Exhibits

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION
(2.1)	Equity Purchase Agreement dated as of May 12, 2010 among Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Inc., Cy-One Parent LLC, Cy-One Holdings LLC, the interestholders of Cy-One Holdings LLC and Cyrus Networks LLC. (Exhibit 2.1 to Current Report on Form 8-K, date of Report May 13, 2010, File No. 1-8519).

(10.1)	Consulting Agreement effective August 8, 2010 between the Company and Brian A. Ross. (Exhibit 10.1 to Current Report on Form 8-K, date of Report June 8, 2010, File No. 1-8519).

(10.2)	Sixth Amendment to Receivables Purchase Agreement dated as of June 7, 2010, to the Receivables Purchase Agreement, dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator for each Purchaser Group. (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 7, 2010, File No. 1-8519).

(10.3)	Joinder and Third Amendment to Purchase and Sale Agreement dated as of June 7, 2010, among Cincinnati Bell Any Distance of Virginia LLC as a New Originator, the Originators identified therein, Cincinnati Bell Funding LLC, and Cincinnati Bell Inc. as sole member of Cincinnati Bell Funding and as Servicer. (Exhibit 99.2 to Current Report on Form 8-K, date of Report June 7, 2010, File No. 1-8519).

(10.4)	Credit Agreement dated as of June 11, 2010 among Cincinnati Bell Inc., as Borrower, the Guarantors party thereto, Bank of America, N.A., as Administrative Agent and an L/C Issuer, PNC Bank, National Association, as Swingline Lender and an L/C Issuer, and the other Lenders party thereto. (Exhibit 10.1 to Current Report on Form 8-K, date of Report June 11, 2010, File No. 1-8519).

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Form 10-Q Part II	Cincinnati Bell Inc.

Exhibit Number	DESCRIPTION

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.PRE)	XBRL Taxonomy Presentation Linkbase Document.

(101.CAL)	XBRL Taxonomy Calculation Linkbase Document.

(101.LAB)	XBRL Taxonomy Label Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed herewith.

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

Cincinnati Bell Inc.

Date: August 9, 2010	/s/ Gary Wojtaszek
Gary Wojtaszek
Chief Financial Officer

Date: August 9, 2010	/s/ Kurt Freyberger
Kurt Freyberger
Vice President and Controller