Form 10-Q
period 2010-09-30
CINCINNATI BELL INC
filed 2010-11-08
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2010, there were 201,781,187 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Services	$308.4	$291.3	$892.3	$878.7
Products	43.5	46.4	121.9	112.1

Total revenue	351.9	337.7	1,014.2	990.8

Costs and expenses
Cost of services, excluding items below	107.8	102.0	304.7	304.9
Cost of products sold, excluding items below	45.0	50.9	128.0	126.1
Selling, general and administrative	68.3	64.7	202.7	209.4
Depreciation and amortization	48.2	41.2	129.7	122.0
Restructuring charges (gains), net	—	0.9	5.2	(5.5)
Loss on sale of asset	—	4.8	—	4.8
Acquisition costs	—	—	9.1	—

Total operating costs and expenses	269.3	264.5	779.4	761.7

Operating income	82.6	73.2	234.8	229.1
Interest expense	52.0	31.5	131.5	94.6
Loss (gain) on extinguishment of debt	—	(7.6)	10.4	(7.4)
Other expense (income), net	—	(0.1)	0.1	—

Income before income taxes	30.6	49.4	92.8	141.9
Income tax expense	16.1	21.7	45.9	59.1

Net income	14.5	27.7	46.9	82.8
Preferred stock dividends	2.6	2.6	7.8	7.8

Net income applicable to common shareowners	$11.9	$25.1	$39.1	$75.0

Basic earnings per common share	$0.06	$0.12	$0.19	$0.35

Diluted earnings per common share	$0.06	$0.12	$0.19	$0.34

Weighted average common shares outstanding (in millions)
Basic	201.2	209.0	201.0	215.7
Diluted	204.2	213.2	204.9	218.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$34.2	$23.0
Receivables, less allowances of $15.0 and $17.2	170.5	159.9
Inventory, materials and supplies	25.7	23.7
Deferred income taxes, net	52.3	83.9
Prepaid expenses	11.9	29.0
Other current assets	2.2	1.5

Total current assets	296.8	321.0

Property, plant and equipment, net	1,261.8	1,123.3
Goodwill	343.0	71.9
Intangible assets, net	238.9	110.1
Deferred income taxes, net	382.2	393.6
Other noncurrent assets	70.3	44.4

Total assets	$2,593.0	$2,064.3

Liabilities and Shareowners’ Deficit

Current liabilities
Current portion of long-term debt	$21.6	$15.8
Accounts payable	88.1	106.2
Unearned revenue and customer deposits	49.0	46.6
Accrued taxes	15.9	14.8
Accrued interest	34.0	40.2
Accrued payroll and benefits	43.0	39.2
Deposit received for sale of wireless towers	4.7	25.6
Other current liabilities	31.4	35.4

Total current liabilities	287.7	323.8

Long-term debt, less current portion	2,458.0	1,963.3
Pension and postretirement benefit obligations	307.3	314.9
Other noncurrent liabilities	151.4	116.9

Total liabilities	3,204.4	2,718.9

Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2010 and December 31, 2009; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 202,331,684 and 201,039,764 shares issued; 201,772,574 and 200,383,886 outstanding at September 30, 2010 and December 31, 2009	2.0	2.0
Additional paid-in capital	2,614.7	2,619.7
Accumulated deficit	(3,220.0)	(3,266.9)
Accumulated other comprehensive loss	(135.2)	(136.1)
Common shares in treasury, at cost: 559,110 and 655,878 shares at September 30, 2010 and December 31, 2009	(2.3)	(2.7)

Total shareowners’ deficit	(611.4)	(654.6)

Total liabilities and shareowners’ deficit	$2,593.0	$2,064.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net income	$46.9	$82.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	122.6	118.9
Amortization	7.1	3.1
Loss (gain) on extinguishment of debt	10.4	(7.4)
Loss on sale of asset	—	4.8
Provision for loss on receivables	10.8	16.7
Noncash interest expense	5.8	3.0
Deferred income tax expense, including valuation allowance change	42.4	56.2
Payments in excess of pension and other postretirement expense	(6.1)	(4.8)
Other, net	1.4	4.4

Changes in operating assets and liabilities, net of effects of acquisitions
Increase in receivables	(11.8)	(5.0)
Decrease in inventory, materials, supplies, prepaid expenses and other current assets	14.8	10.1
Decrease in accounts payable	(19.5)	(3.0)
Decrease in accrued and other current liabilities	(13.8)	(37.1)
(Increase) decrease in other noncurrent assets	(2.4)	7.4
(Decrease) increase in other noncurrent liabilities	(4.0)	0.2

Net cash provided by operating activities	204.6	250.3

Cash flows from investing activities
Capital expenditures	(101.2)	(141.7)
Acquisitions of businesses, net of cash acquired	(526.7)	(3.4)
Proceeds from sale of wireless spectrum	—	5.8
Other, net	0.5	0.8

Net cash used in investing activities	(627.4)	(138.5)

Cash flows from financing activities
Issuance of long-term debt	1,353.4	—
Increase (decrease) in corporate credit and receivables facilities, net	(85.9)	23.6
Repayment of debt	(791.6)	(32.4)
Debt issuance costs	(32.9)	(4.4)
Preferred stock dividends	(7.8)	(7.8)
Common stock repurchase	—	(59.4)
Other, net	(1.2)	(0.6)

Net cash provided by (used in) financing activities	434.0	(81.0)

Net increase in cash and cash equivalents	11.2	30.8
Cash and cash equivalents at beginning of year	23.0	6.7

Cash and cash equivalents at end of period	$34.2	$37.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies

The following represents a summary of the business and accounting policies of Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company”). A more detailed presentation can be found in the Company’s 2009 Annual Report on Form 10-K.

Description of Business — The Company provides diversified telecommunications and technology services through businesses in three segments: Wireline, Wireless and Technology Solutions. On June 11, 2010, the Company purchased Cyrus Networks, LLC (“CyrusOne”), a data center operator based in Texas, for approximately $526 million. The CyrusOne financial results are included in the Technology Solutions segment. Refer to Note 2 for further discussion concerning the CyrusOne acquisition.

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

The Condensed Consolidated Balance Sheet as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected in the subsequent quarter or for the year ending December 31, 2010.

Recently Issued Accounting Standards — In September 2009, new accounting guidance under Accounting Standards Codification (“ASC”) Topic 605 related to revenue arrangements with multiple deliverables was issued. The guidance addresses the unit of accounting for arrangements involving multiple deliverables, how arrangement consideration should be allocated to the separate units of accounting and eliminates the criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered item to be considered a separate unit of accounting. Such guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not yet assessed the impact of this guidance on the Company’s financial statements.

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

Income Taxes — The Company’s income tax effective rate for the nine months ended September 30, 2010 was affected by several discrete items. In the nine months ended September 30, 2010, the Company recognized a $7 million tax benefit associated with a change in the valuation allowance on state deferred tax assets that are expected to be utilized as a result of the CyrusOne acquisition. This tax benefit was more than offset by a $6 million charge related to tax matters associated with the refinancing of the 8 3/8% Senior Subordinated Notes due 2014 and a $4 million charge related to a tax law change in the first quarter of 2010 that now requires the application of federal income taxes against the retiree Medicare drug subsidy received by the Company.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

2.	Acquisition of Cyrus Networks, LLC

On June 11, 2010 (the “Acquisition Date”), the Company purchased Cyrus Networks, LLC, a data center operator based in Texas, for approximately $526 million, net of cash acquired. CyrusOne is the largest data center colocation provider in Texas, servicing primarily large businesses. CyrusOne is now a wholly-owned subsidiary of the Company. The purchase of CyrusOne has been accounted for as a business combination under the acquisition method.

The following table summarizes the allocation of the assets acquired and liabilities assumed at the Acquisition Date:

(dollars in millions)
Assets acquired
Receivables	$10.4
Other current assets	0.4
Property, plant and equipment	153.6
Goodwill	270.9
Intangible assets	136.3
Other noncurrent assets	0.1

Total assets acquired	571.7

Liabilities assumed
Accounts payable	3.1
Unearned revenue and customer deposits	7.7
Accrued taxes	1.0
Accrued payroll and benefits	0.7
Other current liabilities	0.8
Noncurrent liabilities	32.1

Total liabilities assumed	45.4

Net assets acquired	$526.3

As required under ASC 805, the Company has valued the assets acquired and liabilities assumed at fair value. The Company has determined the fair value of property, plant and equipment, identifiable intangible assets and noncurrent liabilities with the assistance of an independent valuation firm. All other fair value determinations were made solely by the Company. The preliminary purchase price allocation for this transaction may be adjusted upon completion of the Company’s valuation of the related assets and liabilities of the business. During the quarter ended September 30, 2010, goodwill decreased by approximately $1.9 million due to changes in the preliminary purchase price allocation, including finalization of the post-closing working capital adjustment.

The following table presents detail of the purchase price allocated to intangible assets of CyrusOne at the Acquisition Date:

(dollars in millions)	Fair Value	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$125.0	15 years
Trademark	7.4	15 years
Favorable leasehold interest	3.9	56 years

Total intangible assets	$136.3	16 years

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

structural in nature. In the CyrusOne opening balance sheet, these leased facilities have been presented at fair value in property, plant and equipment with a corresponding credit to noncurrent liabilities for amounts totaling $32.1 million. Due to CyrusOne’s continuing involvement, the obligation for leased facilities will remain until the end of the lease term for each facility.

The results of operations of CyrusOne are included in the consolidated results of operations beginning June 11, 2010, and are included in the Technology Solutions segment. For the three and nine months ended September 30, 2010, $20.0 million and $24.2 million of revenue, respectively, and $4.9 million and $6.2 million of operating income, respectively, are included in the consolidated results of operations. The Company incurred approximately $9.1 million of acquisition-related costs.

The following unaudited pro forma consolidated results of operations assume the acquisition of CyrusOne was completed as of the beginning of the annual reporting periods presented:

	Nine Months Ended
	September 30,
(dollars in millions, except per share amounts)	2010	2009
Revenue	$1,045.8	$1,030.9
Net income	41.9	63.6
Earnings per share:
Basic and diluted earnings per common share	0.17	0.26

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

Estimated amortization expense for 2010 through 2014, including the CyrusOne acquisition, is as follows:

(dollars in millions)
2010	$11.5
2011	17.5
2012	18.2
2013	18.5
2014	18.3

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

3.	Earnings Per Common Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2010	2009	2010	2009
Numerator:
Net income	$14.5	$27.7	$46.9	$82.8
Preferred stock dividends	2.6	2.6	7.8	7.8

Numerator for basic and diluted EPS	$11.9	$25.1	$39.1	$75.0

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	201.2	209.0	201.0	215.7
Warrants	—	1.2	0.9	0.4
Stock-based compensation arrangements	3.0	3.0	3.0	2.0

Denominator for diluted EPS	204.2	213.2	204.9	218.1

Basic earnings per common share	$0.06	$0.12	$0.19	$0.35

Diluted earnings per common share	$0.06	$0.12	$0.19	$0.34

Potentially issuable common shares excluded from denominator for diluted EPS due to anti-dilutive effect	40.6	41.0	40.0	43.1

4.	Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009
Net income	$14.5	$27.7	$46.9	$82.8
Amortization and remeasurement of pension and postretirement liabilities, net of taxes	0.3	7.2	0.9	74.6

Comprehensive income	$14.8	$34.9	$47.8	$157.4

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

5.	Debt

The Company’s debt consists of the following:

	September 30,	December 31,
(dollars in millions)	2010	2009

Current portion of long-term debt:
Credit facility, Tranche B Term Loan	$7.6	$2.1
Capital lease obligations and other debt	14.0	13.7

Current portion of long-term debt	21.6	15.8

Long-term debt, less current portion:
Credit facility, Tranche B Term Loan	748.6	202.8
8 3/8% Senior Subordinated Notes due 2014*	—	569.8
7% Senior Notes due 2015*	251.6	252.3
8 1/4% Senior Notes due 2017	500.0	500.0
8 3/4% Senior Subordinated Notes due 2018	625.0	—
7 1/4% Senior Notes due 2023	40.0	40.0
Receivables Facility	—	85.9
Various Cincinnati Bell Telephone notes	207.5	207.5
Capital lease obligations and other debt	122.2	111.8

	2,494.9	1,970.1
Net unamortized discount	(36.9)	(6.8)

Long-term debt, less current portion	2,458.0	1,963.3

Total debt	$2,479.6	$1,979.1

*	The face amount of these notes has been adjusted for the unamortized called amounts received on terminated interest rate swaps.

On June 11, 2010, the Company entered into a new Credit Agreement, which includes a new Corporate revolving credit facility and a $760 million secured term loan credit facility (“Tranche B Term Loan”).

The new Corporate revolving credit facility replaced the existing Corporate revolving credit facility, which would have expired in August 2012. The new Corporate revolving credit facility has a $210 million revolving line of credit and terminates in June 2014. The new revolving credit facility is funded by 11 different financial institutions, with no financial institution having more than 15% of the total facility. Borrowings under the new Corporate revolving credit facility bear interest, at the Company’s election, at a rate per annum equal to (i) LIBOR plus an applicable margin, or (ii) the base rate plus an applicable margin. The applicable margin is based on certain Company financial ratios and ranges between 4.25% and 5.00% for LIBOR rate advances and 3.25% and 4.00% for base rate advances. Base rate is the highest of the bank prime rate, the one-month LIBOR rate plus one percent or the federal funds rate plus one-half of one percent. Commitment fees for the unused capacity on the Corporate revolving credit facility range from 0.50% to 0.75%, and letter of credit fees on outstanding letters of credit range from 4.25% to 5.00%, respectively, based on certain financial ratios.

As of September 30, 2010, the Company did not have any outstanding borrowings under its revolving credit facility, but had outstanding letters of credit totaling $24.6 million, leaving $185.4 million in additional borrowing availability under its revolving credit facility.

The Tranche B Term Loan matures at the earlier of (i) November 18, 2014, if the Company’s 7% Senior Notes due 2015 have not been redeemed and repaid in full on or prior to such date, or (ii) June 11, 2017. The net proceeds of $737 million from the Tranche B Term Loan were used to repay the Company’s previous term loan facility totaling $204.3 million, to fund the acquisition of CyrusOne, and to pay related fees and expenses. Borrowings under the Tranche B Term Loan bear interest, at the Company’s election, at a rate per annum equal to (i) LIBOR plus 5.00%, or (ii) the base rate plus 4.00%. Base rate is the highest of the bank prime rate, the one-month LIBOR rate plus one percent or the federal funds rate plus one-half of one percent. The LIBOR rate used to calculate the interest rate under the Tranche B Term Loan is subject to a 1.50% floor. The Tranche B Term Loan quarterly repayments are $1.9 million with the remaining principal due at the maturity date. In the event the Company prepays the loan balance, the remaining quarterly repayments and maturity date payment would be reduced on a prorated basis for the prepayment amount. The Company made the first principal payment on June 30, 2010.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company and all its future or existing subsidiaries (other than Cincinnati Bell Telephone Company LLC (“CBT”), Cincinnati Bell Extended Territories LLC (“CBET”), Cincinnati Bell Funding LLC (“CBF”), its foreign subsidiaries and certain immaterial subsidiaries) guarantee borrowings of the Company under the Credit Agreement. Each of the Company’s current subsidiaries that is a guarantor of the Credit Agreement is also a guarantor of the 7% Senior Notes due 2015, 8 1/4% Senior Notes due 2017, and 8 3/4% Senior Subordinated Notes due 2018, with certain immaterial exceptions. The Company’s obligations under the Credit Agreement are also collateralized by perfected first priority pledges and security interests in the following:

•

substantially all of the equity interests of the Company’s U.S. subsidiaries (other than CBF and subsidiaries of CBT, CBET, and certain immaterial subsidiaries) and 66% of its equity interests in its foreign subsidiaries; and

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

In June 2010, the Company amended its accounts receivable securitization facility (“Receivables Facility”) and reduced the total borrowing capacity from $115 million to $100 million. The Receivables Facility is subject to bank renewals in the second quarter of each year, and in any event expires in March 2012. In the event the Receivables Facility is not renewed, the Company believes it would be able to refinance the borrowings under the Corporate revolving credit facility. The permitted borrowings vary depending on the level of eligible receivables and other factors. Under the Receivables Facility, certain subsidiaries sell their respective trade receivables on a continuous basis to CBF. Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and as such are not available to creditors of other subsidiaries or the parent company. At September 30, 2010, the Company had no borrowings outstanding under the Receivables Facility and had $82.1 million in borrowing availability.

In March 2010, the Company issued $625 million of 8 3/4% Senior Subordinated Notes due 2018 (“8 3/4% Notes”), which are fixed rate bonds to maturity. The net proceeds of $616 million were used to call and redeem the $560 million of 8 3/8% Senior Subordinated Notes due 2014 (“8 3/8% Subordinated Notes”) plus accrued and unpaid interest and related call premium. As a result of the redemption of the 8 3/ 8% Subordinated Notes in April 2010, the Company incurred a pre-tax loss on extinguishment of debt of $10.3 million, which consists of the call premium and write-off of debt issuance costs offset by the unamortized called amounts received on terminated interest rate swaps and the debt issuance premium.

Interest on the 8 3/4% Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2010. The 8 3/4% Notes are unsecured senior subordinated obligations ranking junior to all existing and future senior debt, ranking equally to all existing and future senior subordinated indebtedness, and ranking senior to all existing and future subordinated indebtedness. Each of the Company’s current and future restricted subsidiaries (as defined in the Indenture) that is a guarantor under the Corporate credit facility is also a guarantor of the 8 3/4% Notes on an unsecured senior subordinated basis, with certain immaterial exceptions. The indenture governing the 8 3/4% Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are generally not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 3/ 4% Notes provides for customary events of default, including a cross-default provision for both nonpayment at final maturity or acceleration due to a default of any other existing debt instrument that exceeds $35 million.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company may redeem the 8 3/4% Notes for a redemption price of 104.375%, 102.188%, and 100.000% on or after March 15, 2014, 2015, and 2016, respectively. At any time prior to March 15, 2014, the Company may redeem all or part of the 8 3/4% Notes at a redemption price equal to the sum of (1) 100% of the principal, plus (2) the greater of (a) 1% of the face value of the 8 3/4% Notes or (b) the excess over the principal amount of the sum of the present values of (i) 104.375% of the face value of the 8 3/4% Notes, and (ii) interest payments due from the date of redemption to March 15, 2014, in each case discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rates plus one-half percent, plus (3) accrued and unpaid interest, if any, to the date of redemption. Prior to March 15, 2013, the Company may redeem up to a maximum of 35% of the aggregate principal amount of the 8 3/4% Notes with the net cash proceeds of one or more equity offerings by the Company, at a redemption price equal to 108.750% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date.

Subsequent Event

In October 2010, the Company issued $500 million of 8 3/8% Senior Notes due 2020 (“8 3/8% Senior Notes”). The net proceeds of approximately $490 million after debt issuance costs will be used to redeem $490 million of the Company’s Tranche B Term Loan. The 8 3/ 8% Senior Notes are fixed rate bonds to maturity. As a result of redeeming a portion of the Tranche B Term Loan, the Company expects to incur a loss on debt extinguishment in the fourth quarter of 2010 of approximately $24 million, which consists of the write-off of unamortized discount and debt issuance costs.

Interest on the 8 3/8% Senior Notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2011. The 8 3/8% Senior Notes are unsecured senior obligations ranking equally with all existing and future senior debt and ranking senior to all existing and future subordinated indebtedness. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate credit facility is also a guarantor of the 8 3/ 8% Senior Notes on an unsecured senior basis, with certain immaterial exceptions. The indenture governing the 8 3/8% Senior Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 3/ 8% Senior Notes provides for customary events of default, including a cross-default provision for nonpayment at final maturity or acceleration due to a default of any other existing debt instrument that exceeds $35 million.

The Company may redeem the 8 3/8% Senior Notes for a redemption price of 104.188%, 102.792%, 101.396%, and 100.000% after October 15, 2015, 2016, 2017, and 2018, respectively. At any time prior to October 15, 2015, the Company may redeem all or part of the 8 3/8% Senior Notes at a redemption price equal to the sum of (1) 100% of the principal, plus (2) the greater of (a) 1% of the face value of the 8 3/8% Senior Notes or (b) the excess over the principal amount of the sum of the present values of (i) 104.188% of the face value of the 8 3/8% Senior Notes, and (ii) interest payments due from the date of redemption to October 15, 2015, in each case discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rates plus one-half percent, plus (3) accrued and unpaid interest, if any, to the date of redemption. Prior to October 15, 2013, the Company may redeem up to a maximum of 35% of the aggregate principal amount of the 8 3/8% Senior Notes with the net cash proceeds of one or more equity offerings by the Company, at a redemption price equal to 108.375% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date.

Sale of Wireless Towers

In December 2009, the Company sold 196 wireless towers for $99.9 million in cash and leased back a portion of the space on these towers for a term of 20 years. As of December 31, 2009, 48 of the 196 wireless towers sold were subject to purchase price contingencies and were accounted for in accordance with the deposit method. As of September 30, 2010, contingencies on 39 of the sites were resolved with no change to the purchase price, and the Company recognized these sites as sold for accounting purposes. As a result, the Condensed Consolidated Balance Sheets reflect a reduction at September 30, 2010 compared to December 31, 2009 in the “Deposit received for sale of wireless towers” of approximately $21 million for the purchase price associated with these sites and a reduction in “Property, plant and equipment, net” of $10 million and “Other current assets” for $1 million for the net book value of these sites. The Company also recognized an increase in “Other noncurrent liabilities” of $9 million resulting from the deferred gain on the sale, which will be amortized on a straight-line basis over the 20-year term of the leaseback of the space on the towers. In addition, the Company recorded a capital lease asset and liability of approximately $12 million in 2010 related to these sites.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

6.	Financial Instruments and Fair Value Measurements

At September 30, 2010 and December 31, 2009, the Company’s financial instruments that are required to be measured at fair value were inconsequential.

The carrying values of the Company’s financial instruments do not materially differ from the estimated fair values as of September 30, 2010 and December 31, 2009, except for the Company’s debt. The carrying amounts of debt, excluding capital leases and unamortized discount, at September 30, 2010 and December 31, 2009 were $2,380.3 million and $1,860.8 million, respectively. The estimated fair values at September 30, 2010 and December 31, 2009 were $2,306.0 million and $1,792.2 million, respectively. These fair values were estimated based on closing market prices of the Company’s debt and of similar liabilities.

7.	Restructuring Charges

Lease Abandonment

Restructuring reserve (dollars in millions):	Balance June 30, 2010	Utilizations	Balance September 30, 2010

Lease abandonment obligations	$4.2	$(0.5)	$3.7

A $3.3 million lease abandonment charge was incurred in the second quarter of 2010 representing future lease costs, net of sublease income, on office space abandoned by the Company primarily resulting from the decrease in Wireline headcount over the past several years. In addition, existing liabilities for the abandoned space were transferred to the restructuring reserve resulting in a total lease abandonment obligation of $4.2 million at June 30, 2010. The lease obligations are expected to continue through 2015. At September 30, 2010, $1.7 million of the restructuring reserve was included in “Other current liabilities” and $2.0 million was included in “Other noncurrent liabilities,” respectively, in the Condensed Consolidated Balance Sheets.

Employee Separation

Restructuring reserve (dollars in millions):	Balance December 31, 2009	Utilizations	Balance March 31, 2010	Charge	Utilizations	Balance June 30, 2010	Utilizations	Balance September 30, 2010

Employee separation obligations	$14.4	$(5.1)	$9.3	$1.8	$(1.2)	$9.9	$(1.7)	$8.2

The Technology Solutions segment incurred employee separation obligations in the second quarter of 2010 primarily associated with reductions in headcount for managed service and professional service employees. Employee separation obligations incurred in the Wireline segment prior to the second quarter of 2010 resulted from the Company’s need to reduce its headcount over the next five years to conform its Wireline operations to the decreased access lines being served by the Company.

At September 30, 2010 and December 31, 2009, $2.3 million and $6.4 million of the restructuring reserve was included in “Other current liabilities” and $5.9 million and $8.0 million was included in “Other noncurrent liabilities,” respectively, in the Condensed Consolidated Balance Sheets.

In 2009, the Company announced significant changes to its pension and postretirement plans, which resulted in a curtailment gain of $7.6 million and is included in “Restructuring charges (gains), net” in the Condensed Consolidated Statements of Operations. This caption also includes amortization of special termination benefits in 2009. See Note 8 for further information.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Pension and postretirement benefit costs are as follows:

	Pension Benefits		Postretirement and Other Benefits
	Three Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009
Service cost	$1.3	$1.4	$—	$—
Interest cost on projected benefit obligation	6.7	7.2	2.0	2.4
Expected return on plan assets	(7.7)	(6.5)	—	(0.3)
Amortization of:
Prior service cost (benefit)	0.2	0.2	(3.2)	(3.8)
Actuarial loss	2.4	2.1	1.3	1.3
Special termination benefit	—	0.9	—	0.1

Benefit costs	$2.9	$5.3	$0.1	$(0.3)

	Pension Benefits		Postretirement and Other Benefits
	Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009
Service cost	$3.9	$4.4	$0.2	$0.3
Interest cost on projected benefit obligation	20.1	21.7	6.0	8.2
Expected return on plan assets	(22.7)	(19.5)	—	(0.7)
Amortization of:
Transition obligation	—	—	—	0.1
Prior service cost (benefit)	0.4	0.5	(9.8)	(8.8)
Actuarial loss	7.0	6.5	3.9	3.4
Special termination benefit	—	1.7	—	0.3
Curtailment gain	—	(7.6)	—	—

Benefit costs	$8.7	$7.7	$0.3	$2.8

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

9.	Business Segment Information

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

On June 11, 2010, the Company purchased CyrusOne, a data center operator based in Texas, for approximately $526 million, net of cash acquired. The CyrusOne financial results are included in the Technology Solutions segment.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment.

The Company’s business segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009

Revenue
Wireline	$185.2	$188.7	$559.6	$573.7
Wireless	72.8	77.7	219.7	230.5
Technology Solutions	102.6	80.6	261.2	214.4
Intersegment	(8.7)	(9.3)	(26.3)	(27.8)

Total revenue	$351.9	$337.7	$1,014.2	$990.8

Intersegment revenue
Wireline	$5.9	$6.4	$18.4	$19.0
Wireless	0.7	0.8	2.1	2.5
Technology Solutions	2.1	2.1	5.8	6.3

Total intersegment revenue	$8.7	$9.3	$26.3	$27.8

Operating income
Wireline	$58.9	$64.4	$181.0	$204.4
Wireless	15.7	4.4	52.2	23.7
Technology Solutions	12.8	7.8	25.3	17.7
Corporate	(4.8)	(3.4)	(23.7)	(16.7)

Total operating income	$82.6	$73.2	$234.8	$229.1

	September 30, 2010	December 31, 2009
Assets
Wireline	$682.0	$704.9
Wireless	363.5	383.4
Technology Solutions	899.3	302.8
Corporate and eliminations	648.2	673.2

Total assets	$2,593.0	$2,064.3

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

10.	Stock-Based Compensation Plans

Stock Options and Stock Appreciation Rights Awards

The following table summarizes stock option and stock appreciation right activity for the nine months ended September 30, 2010:

(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2010	20,172	$7.15
Granted	1,374	2.99
Exercised	(329)	1.60
Forfeited/Expired	(1,961)	20.95

Outstanding at September 30, 2010	19,256	$5.54

Vested and expected to vest at September 30, 2010	19,188	$5.56

Exercisable at September 30, 2010	15,274	$6.33

The Company recognized compensation expense of $0.4 million related to stock options and stock appreciation rights awards for the three months ended September 30, 2010, $1.6 million for the nine months ended September 30, 2010, $0.7 million for the three months ended September 30, 2009 and $3.3 million for the nine months ended September 30, 2009. As of September 30, 2010, there was $1.9 million of unrecognized compensation expense related to these awards, which is expected to be recognized over a weighted-average period of approximately two years. At September 30, 2010, the aggregate intrinsic value of these outstanding awards was approximately $4.1 million.

For options granted in 2010, the weighted-average fair value of $1.21 at the date of grant was estimated using the Black-Scholes pricing model with the following assumptions:

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

Performance-based restricted awards

The following table summarizes performance-based restricted award activity for the nine months ended September 30, 2010:

(in thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2010	4,218	$3.39
Granted*	736	2.92
Vested	(1,146)	3.58
Forfeited	(167)	2.80

Non-vested at September 30, 2010	3,641	$3.26

*	Assumes the maximum number of awards that can be earned if the performance conditions are achieved.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Awards granted generally vest over three years and upon the achievement of certain performance-based objectives. The Company recognized expense for performance-based awards of $0.4 million for the three months ended September 30, 2010, $1.6 million for the nine months ended September 30, 2010, $0.7 million for the three months ended September 30, 2009 and $2.4 million for the nine months ended September 30, 2009. As of September 30, 2010, there was $1.5 million of unrecognized compensation expense related to performance-based awards, which is expected to be recognized over a weighted-average period of approximately one year.

The Company has also granted cash-payment performance awards in 2010 and 2009 with a base award of $0.9 million and $1.3 million, respectively, with the final payments indexed to the percentage change in the Company’s stock price from the date of grant. For the nine months ended September 30, 2010, the Company recorded a gain of $0.1 million. For the three months and nine months ended September 30, 2009, the Company recorded an expense of $0.6 million and $3.3 million, respectively. At September 30, 2010, there was $0.2 million of unrecognized compensation, which is expected to be recognized within one year.

Time-based restricted awards

The following table summarizes time-based restricted award activity for the nine months ended September 30, 2010:

(in thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2010	213	$3.85
Granted	84	3.35
Vested	(3)	4.91
Forfeited	(3)	4.91

Non-vested at September 30, 2010	291	$3.69

Awards granted generally vest in one-third increments over a period of three years. The Company recognized expense related to time-based restricted awards of $0.1 million for the three months ended September 30, 2010, $0.3 million for the nine months ended September 30, 2010, $0.2 million for the three months ended September 30, 2009 and $0.6 million for the nine months ended September 30, 2009. As of September 30, 2010, there was $0.5 million of unrecognized compensation expense related to these shares, which is expected to be recognized over a weighted-average period of approximately two years.

In addition to time-based restricted awards, the Company granted an award of 300,000 common shares in the third quarter of 2010 to the newly-hired president of Cincinnati Bell Communications, which encompasses the operations of the Wireline and Wireless segments. This award vested immediately. The Company recognized expense of $0.8 million for the three months ended September 30, 2010 associated with this award, which was recorded in the Corporate segment.

Deferred Compensation Plans

The Company currently has deferred compensation plans for both the Board of Directors and certain executives of the Company. At September 30, 2010 and 2009, there were 0.8 and 0.9 million common shares deferred in these plans, respectively. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. The Company recognized a gain of $0.3 million and $0.2 million for the three and nine months ended September 30, 2010, respectively, and expense of $0.6 million and $1.6 million for the three and nine months ended September 30, 2009, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

11. Supplemental Guarantor Information

Cincinnati Bell Telephone Notes

Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company” or “CBI”), had $207.5 million in notes outstanding at September 30, 2010 that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2010 and 2009, Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and Condensed Consolidating Balance Sheets as of September 30, 2010 and December 31, 2009 of (1) the Parent Company, as the guarantor, (2) Cincinnati Bell Telephone Company LLC, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2010
	Parent		Other
(dollars in millions)	(Guarantor)	CBT	(Non-guarantors)	Eliminations	Total
Revenue	$—	$166.0	$200.6	$(14.7)	$351.9
Operating costs and expenses	4.8	107.7	171.5	(14.7)	269.3

Operating income (loss)	(4.8)	58.3	29.1	—	82.6
Interest expense	45.4	1.8	13.2	(8.4)	52.0
Other expense (income), net	(8.9)	2.4	(1.9)	8.4	—

Income (loss) before equity in earnings of subsidiaries and income taxes	(41.3)	54.1	17.8	—	30.6
Income tax expense (benefit)	(10.9)	18.5	8.5	—	16.1
Equity in earnings of subsidiaries, net of tax	44.9	—	—	(44.9)	—

Net income	14.5	35.6	9.3	(44.9)	14.5
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$11.9	$35.6	$9.3	$(44.9)	$11.9

	Three Months Ended September 30, 2009
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total

Revenue	$—	$169.9	$182.0	$(14.2)	$337.7
Operating costs and expenses	3.5	107.4	167.8	(14.2)	264.5

Operating income (loss)	(3.5)	62.5	14.2	—	73.2
Interest expense	26.7	3.5	3.7	(2.4)	31.5
Other income, net	(4.9)	(3.9)	(1.3)	2.4	(7.7)

Income (loss) before equity in earnings of subsidiaries and income taxes	(25.3)	62.9	11.8	—	49.4
Income tax expense (benefit)	(2.2)	21.2	2.7	—	21.7
Equity in earnings of subsidiaries, net of tax	50.8	—	—	(50.8)	—

Net income	27.7	41.7	9.1	(50.8)	27.7
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$25.1	$41.7	$9.1	$(50.8)	$25.1

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2010
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$503.6	$554.2	$(43.6)	$1,014.2
Operating costs and expenses	23.9	323.2	475.9	(43.6)	779.4

Operating income (loss)	(23.9)	180.4	78.3	—	234.8
Interest expense	113.1	8.1	22.7	(12.4)	131.5
Other expense (income), net	(3.2)	6.0	(4.7)	12.4	10.5

Income (loss) before equity in earnings of subsidiaries and income taxes	(133.8)	166.3	60.3	—	92.8
Income tax expense (benefit)	(35.6)	65.1	16.4	—	45.9
Equity in earnings of subsidiaries, net of tax	145.1	—	—	(145.1)	—

Net income	46.9	101.2	43.9	(145.1)	46.9
Preferred stock dividends	7.8	—	—	—	7.8

Net income applicable to common shareowners	$39.1	$101.2	$43.9	$(145.1)	$39.1

	Nine Months Ended September 30, 2009
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$517.4	$515.6	$(42.2)	$990.8
Operating costs and expenses	16.2	321.1	466.6	(42.2)	761.7

Operating income (loss)	(16.2)	196.3	49.0	—	229.1
Interest expense	79.4	10.8	13.3	(8.9)	94.6
Other income, net	(11.7)	(1.5)	(3.1)	8.9	(7.4)

Income (loss) before equity in earnings of subsidiaries and income taxes	(83.9)	187.0	38.8	—	141.9
Income tax expense (benefit)	(22.1)	64.2	17.0	—	59.1
Equity in earnings of subsidiaries, net of tax	144.6	—	—	(144.6)	—

Net income	82.8	122.8	21.8	(144.6)	82.8
Preferred stock dividends	7.8	—	—	—	7.8

Net income applicable to common shareowners	$75.0	$122.8	$21.8	$(144.6)	$75.0

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Balance Sheets

	As of September 30, 2010
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$20.0	$1.4	$12.8	$—	$34.2
Receivables, net	—	—	170.5	—	170.5
Other current assets	18.6	19.6	54.3	(0.4)	92.1

Total current assets	38.6	21.0	237.6	(0.4)	296.8
Property, plant and equipment, net	0.6	617.0	644.2	—	1,261.8
Goodwill and intangibles, net	—	2.6	579.3	—	581.9
Investments in and advances to subsidiaries	1,648.1	118.2	—	(1,766.3)	—
Other noncurrent assets	354.4	8.3	190.7	(100.9)	452.5

Total assets	$2,041.7	$767.1	$1,651.8	$(1,867.6)	$2,593.0

Current portion of long-term debt	$7.6	$1.4	$12.6	$—	$21.6
Accounts payable	0.6	37.4	50.1	—	88.1
Other current liabilities	66.3	57.2	61.5	(7.0)	178.0

Total current liabilities	74.5	96.0	124.2	(7.0)	287.7
Long-term debt, less current portion	2,128.6	213.5	115.9	—	2,458.0
Other noncurrent liabilities	319.2	85.6	148.2	(94.3)	458.7
Intercompany payables	130.8	—	858.1	(988.9)	—

Total liabilities	2,653.1	395.1	1,246.4	(1,090.2)	3,204.4
Shareowners’ equity (deficit)	(611.4)	372.0	405.4	(777.4)	(611.4)

Total liabilities and shareowners’ equity (deficit)	$2,041.7	$767.1	$1,651.8	$(1,867.6)	$2,593.0

	As of December 31, 2009
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$20.1	$2.1	$0.8	$—	$23.0
Receivables, net	—	—	159.9	—	159.9
Other current assets	47.8	22.0	69.0	(0.7)	138.1

Total current assets	67.9	24.1	229.7	(0.7)	321.0
Property, plant and equipment, net	0.8	629.6	492.9	—	1,123.3
Goodwill and intangibles, net	—	2.8	179.2	—	182.0
Investments in and advances to subsidiaries	912.4	10.1	—	(922.5)	—
Other noncurrent assets	329.7	10.9	186.8	(89.4)	438.0

Total assets	$1,310.8	$677.5	$1,088.6	$(1,012.6)	$2,064.3

Current portion of long-term debt	$2.1	$1.3	$12.4	$—	$15.8
Accounts payable	0.4	44.8	61.0	—	106.2
Other current liabilities	67.8	56.0	78.1	(0.1)	201.8

Total current liabilities	70.3	102.1	151.5	(0.1)	323.8
Long-term debt, less current portion	1,558.4	214.5	190.4	—	1,963.3
Other noncurrent liabilities	328.5	90.2	103.1	(90.0)	431.8
Intercompany payables	8.2	—	298.9	(307.1)	—

Total liabilities	1,965.4	406.8	743.9	(397.2)	2,718.9
Shareowners’ equity (deficit)	(654.6)	270.7	344.7	(615.4)	(654.6)

Total liabilities and shareowners’ equity (deficit)	$1,310.8	$677.5	$1,088.6	$(1,012.6)	$2,064.3

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2010
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(60.2)	$167.8	$97.0	$—	$204.6

Capital expenditures	—	(59.0)	(42.2)	—	(101.2)
Acquisitions of businesses, net of cash acquired	—	(0.1)	(526.6)	—	(526.7)
Other investing activities	—	0.3	0.2	—	0.5

Cash flows used in investing activities	—	(58.8)	(568.6)	—	(627.4)

Funding between Parent and subsidiaries, net	(467.1)	(108.6)	575.7	—	—
Issuance of long-term debt	1,353.4	—	—	—	1,353.4
Decrease in corporate credit and receivables facilities, net	—	—	(85.9)	—	(85.9)
Repayment of debt	(784.3)	(1.1)	(6.2)	—	(791.6)
Debt issuance costs	(32.9)	—	—	—	(32.9)
Other financing activities	(9.0)	—	—	—	(9.0)

Cash flows provided by (used in) financing activities	60.1	(109.7)	483.6	—	434.0

Increase (decrease) in cash and cash equivalents	(0.1)	(0.7)	12.0	—	11.2
Beginning cash and cash equivalents	20.1	2.1	0.8	—	23.0

Ending cash and cash equivalents	$20.0	$1.4	$12.8	$—	$34.2

	Nine Months Ended September 30, 2009
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(72.5)	$206.3	$116.5	$—	$250.3

Capital expenditures	(0.4)	(96.4)	(44.9)	—	(141.7)
Acquisitions of businesses, net of cash acquired	—	(0.5)	(2.9)	—	(3.4)
Other investing activities	0.4	0.3	5.9	—	6.6

Cash flows used in investing activities	—	(96.6)	(41.9)	—	(138.5)

Funding between Parent and subsidiaries, net	171.4	(92.3)	(79.1)	—	—
Increase in corporate credit and receivables facilities, net	12.7	—	10.9	—	23.6
Repayment of debt	(9.4)	(17.2)	(5.8)	—	(32.4)
Common stock repurchase	(59.4)	—	—	—	(59.4)
Other financing activities	(12.8)	—	—	—	(12.8)

Cash flows provided by (used in) financing activities	102.5	(109.5)	(74.0)	—	(81.0)

Increase in cash and cash equivalents	30.0	0.2	0.6	—	30.8
Beginning cash and cash equivalents	4.5	1.8	0.4	—	6.7

Ending cash and cash equivalents	$34.5	$2.0	$1.0	$—	$37.5

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The following information sets forth the Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2010 and 2009, Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and the Condensed Consolidating Balance Sheets as of September 30, 2010 and December 31, 2009 of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2010
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$214.7	$151.9	$(14.7)	$351.9
Operating costs and expenses	4.8	184.3	94.9	(14.7)	269.3

Operating income (loss)	(4.8)	30.4	57.0	—	82.6
Interest expense	45.4	11.9	3.1	(8.4)	52.0
Other expense (income), net	(8.9)	2.7	(2.2)	8.4	—

Income (loss) before equity in earnings of subsidiaries and income taxes	(41.3)	15.8	56.1	—	30.6
Income tax expense (benefit)	(10.9)	6.7	20.3	—	16.1
Equity in earnings of subsidiaries, net of tax	44.9	—	—	(44.9)	—

Net income	14.5	9.1	35.8	(44.9)	14.5
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$11.9	$9.1	$35.8	$(44.9)	$11.9

	Three Months Ended September 30, 2009
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$194.4	$157.5	$(14.2)	$337.7
Operating costs and expenses	3.5	180.9	94.3	(14.2)	264.5

Operating income (loss)	(3.5)	13.5	63.2	—	73.2
Interest expense	26.7	2.4	4.8	(2.4)	31.5
Other expense (income), net	(4.9)	1.5	(6.7)	2.4	(7.7)

Income (loss) before equity in earnings of subsidiaries and income taxes	(25.3)	9.6	65.1	—	49.4
Income tax expense (benefit)	(2.2)	1.9	22.0	—	21.7
Equity in earnings of subsidiaries, net of tax	50.8	—	—	(50.8)	—

Net income	27.7	7.7	43.1	(50.8)	27.7
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$25.1	$7.7	$43.1	$(50.8)	$25.1

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2010
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$596.7	$461.1	$(43.6)	$1,014.2
Operating costs and expenses	23.9	516.1	283.0	(43.6)	779.4

Operating income (loss)	(23.9)	80.6	178.1	—	234.8
Interest expense	113.1	18.7	12.1	(12.4)	131.5
Other expense (income), net	(3.2)	6.8	(5.5)	12.4	10.5

Income (loss) before equity in earnings of subsidiaries and income taxes	(133.8)	55.1	171.5	—	92.8
Income tax expense (benefit)	(35.6)	13.9	67.6	—	45.9
Equity in earnings of subsidiaries, net of tax	145.1	—	—	(145.1)	—

Net income	46.9	41.2	103.9	(145.1)	46.9
Preferred stock dividends	7.8	—	—	—	7.8

Net income applicable to common shareowners	$39.1	$41.2	$103.9	$(145.1)	$39.1

	Nine Months Ended September 30, 2009
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$553.1	$479.9	$(42.2)	$990.8
Operating costs and expenses	16.2	507.6	280.1	(42.2)	761.7

Operating income (loss)	(16.2)	45.5	199.8	—	229.1
Interest expense	79.4	8.9	15.2	(8.9)	94.6
Other expense (income), net	(11.7)	1.4	(6.0)	8.9	(7.4)

Income (loss) before equity in earnings of subsidiaries and income taxes	(83.9)	35.2	190.6	—	141.9
Income tax expense (benefit)	(22.1)	15.1	66.1	—	59.1
Equity in earnings of subsidiaries, net of tax	144.6	—	—	(144.6)	—

Net income	82.8	20.1	124.5	(144.6)	82.8
Preferred stock dividends	7.8	—	—	—	7.8

Net income applicable to common shareowners	$75.0	$20.1	$124.5	$(144.6)	$75.0

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Balance Sheets

	As of September 30, 2010
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$20.0	$12.8	$1.4	$—	$34.2
Receivables, net	—	10.0	160.5	—	170.5
Other current assets	18.6	48.6	25.3	(0.4)	92.1

Total current assets	38.6	71.4	187.2	(0.4)	296.8
Property, plant and equipment, net	0.6	644.2	617.0	—	1,261.8
Goodwill and intangibles, net	—	579.3	2.6	—	581.9
Investments in and advances to subsidiaries	1,648.1	—	130.5	(1,778.6)	—
Other noncurrent assets	354.4	192.0	7.0	(100.9)	452.5

Total assets	$2,041.7	$1,486.9	$944.3	$(1,879.9)	$2,593.0

Current portion of long-term debt	$7.6	$12.6	$1.4	$—	$21.6
Accounts payable	0.6	57.5	30.0	—	88.1
Other current liabilities	66.3	65.2	53.5	(7.0)	178.0

Total current liabilities	74.5	135.3	84.9	(7.0)	287.7
Long-term debt, less current portion	2,128.6	115.9	213.5	—	2,458.0
Other noncurrent liabilities	319.2	148.7	85.1	(94.3)	458.7
Intercompany payables	130.8	735.0	135.4	(1,001.2)	—

Total liabilities	2,653.1	1,134.9	518.9	(1,102.5)	3,204.4
Shareowners’ equity (deficit)	(611.4)	352.0	425.4	(777.4)	(611.4)

Total liabilities and shareowners’ equity (deficit)	$2,041.7	$1,486.9	$944.3	$(1,879.9)	$2,593.0

	As of December 31, 2009
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$20.1	$0.8	$2.1	$—	$23.0
Receivables, net	—	0.9	159.0	—	159.9
Other current assets	47.8	64.1	26.9	(0.7)	138.1

Total current assets	67.9	65.8	188.0	(0.7)	321.0
Property, plant and equipment, net	0.8	492.9	629.6	—	1,123.3
Goodwill and intangibles, net	—	179.2	2.8	—	182.0
Investments in and advances to subsidiaries	912.4	—	21.9	(934.3)	—
Other noncurrent assets	329.7	188.6	9.1	(89.4)	438.0

Total assets	$1,310.8	$926.5	$851.4	$(1,024.4)	$2,064.3

Current portion of long-term debt	$2.1	$12.4	$1.3	$—	$15.8
Accounts payable	0.4	73.0	32.8	—	106.2
Other current liabilities	67.8	81.0	53.1	(0.1)	201.8

Total current liabilities	70.3	166.4	87.2	(0.1)	323.8
Long-term debt, less current portion	1,558.4	104.5	300.4	—	1,963.3
Other noncurrent liabilities	328.5	104.4	88.9	(90.0)	431.8
Intercompany payables	8.2	241.3	69.4	(318.9)	—

Total liabilities	1,965.4	616.6	545.9	(409.0)	2,718.9
Shareowners’ equity (deficit)	(654.6)	309.9	305.5	(615.4)	(654.6)

Total liabilities and shareowners’ equity (deficit)	$1,310.8	$926.5	$851.4	$(1,024.4)	$2,064.3

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2010
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(60.2)	$93.5	$171.3	$—	$204.6

Capital expenditures	—	(42.2)	(59.0)	—	(101.2)
Acquisitions of businesses, net of cash acquired	—	(526.6)	(0.1)	—	(526.7)
Other investing activities	—	0.2	0.3	—	0.5

Cash flows used in investing activities	—	(568.6)	(58.8)	—	(627.4)

Funding between Parent and subsidiaries, net	(467.1)	493.3	(26.2)	—	—
Issuance of long-term debt	1,353.4	—	—	—	1,353.4
Decrease in corporate credit and receivables facilities, net	—	—	(85.9)	—	(85.9)
Repayment of debt	(784.3)	(6.2)	(1.1)	—	(791.6)
Debt issuance costs	(32.9)	—	—	—	(32.9)
Other financing activities	(9.0)	—	—	—	(9.0)

Cash flows provided by (used in) financing activities	60.1	487.1	(113.2)	—	434.0

Increase (decrease) in cash and cash equivalents	(0.1)	12.0	(0.7)	—	11.2
Beginning cash and cash equivalents	20.1	0.8	2.1	—	23.0

Ending cash and cash equivalents	$20.0	$12.8	$1.4	$—	$34.2

	Nine Months Ended September 30, 2009
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(72.5)	$163.2	$159.6	$—	$250.3

Capital expenditures	(0.4)	(44.9)	(96.4)	—	(141.7)
Acquisitions of businesses, net of cash acquired	—	(2.9)	(0.5)	—	(3.4)
Other investing activities	0.4	5.9	0.3	—	6.6

Cash flows used in investing activities	—	(41.9)	(96.6)	—	(138.5)

Funding between Parent and subsidiaries, net	171.4	(115.0)	(56.4)	—	—
Increase in corporate credit and receivables facilities, net	12.7	—	10.9	—	23.6
Repayment of debt	(9.4)	(5.8)	(17.2)	—	(32.4)
Common stock repurchase	(59.4)	—	—	—	(59.4)
Other financing activities	(12.8)	—	—	—	(12.8)

Cash flows provided by (used in) financing activities	102.5	(120.8)	(62.7)	—	(81.0)

Increase in cash and cash equivalents	30.0	0.5	0.3	—	30.8
Beginning cash and cash equivalents	4.5	0.4	1.8	—	6.7

Ending cash and cash equivalents	$34.5	$0.9	$2.1	$—	$37.5

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

The Company was initially incorporated under the laws of Ohio in 1983 and remains incorporated under the laws of Ohio. It has its principal executive offices at 221 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). The Company makes available its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports) on its website, free of charge, at the Investor Relations section by the end of the calendar day in which they have been electronically filed.

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

As it relates to the acquisition of CyrusOne, the Company applied the accounting requirements of Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, the Company analyzed a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. The Company engaged a third-party appraisal firm to assist management in determining the fair values of tangible and intangible assets and liabilities. Such a valuation requires management to make significant estimates and assumptions, especially with respect to the intangible assets.

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

The Company has recorded its best estimate of the fair values of assets acquired and liabilities assumed in the CyrusOne acquisition, as presented in Note 2 to the Condensed Consolidated Financial Statements. However, the valuation is not yet finalized as of September 30, 2010, and additional information could come to light which could change the assumptions used in the valuation. Changes to the assumptions the Company used to estimate fair value could impact the recorded amounts for acquired assets and liabilities, including property, plant and equipment, intangible assets and goodwill. Significant changes to these balances could have a material impact on the Company’s future reported results.

Form 10-Q Part I	Cincinnati Bell Inc.

Results of Operations

The financial results for the three and nine months ended September 30, 2010 and 2009 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations in this Quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for subsequent periods or the full year.

Beginning in 2010, the Company realigned its reportable business segments to be consistent with changes to its management reporting. Certain data center operations that were historically included in the Wireline segment have been reclassified to the Technology Solutions segment. Prior year amounts have been reclassified to conform to the current segment reporting.

On June 11, 2010, the Company purchased CyrusOne, a data center operator based in Texas, for approximately $526 million. The CyrusOne financial results are included in the Technology Solutions segment. Refer to Note 2 in the Condensed Consolidated Financial Statements for further discussion concerning the CyrusOne acquisition.

Consolidated Overview

Consolidated revenue totaled $351.9 million for the third quarter of 2010, an increase of $14.2 million compared to the third quarter of 2009. The increase was primarily due to the following:

•	$22.0 million higher revenues in the Technology Solutions segment primarily due to increased data center and managed services revenue from the acquisition of CyrusOne in June 2010;

•	$4.9 million lower revenues in the Wireless segment primarily due to lower postpaid service revenue; and

•	$3.5 million lower revenues in the Wireline segment primarily due to lower voice revenue.

For the nine months ended September 30, 2010, consolidated revenue increased $23.4 million to $1,014.2 million in comparison to $990.8 million for the same period in 2009. The increase was primarily due to the following:

•

$46.8 million higher revenues in the Technology Solutions segment primarily due to higher telecom and IT equipment distribution revenue and increased data center and managed services revenue, including the acquisition of CyrusOne in June 2010;

•	$14.1 million lower revenues in the Wireline segment primarily due to lower voice revenue; and

•	$10.8 million lower revenues in the Wireless segment primarily due to lower postpaid service revenue.

Operating income for the third quarter of 2010 was $82.6 million, an increase of $9.4 million compared to the same period in 2009. This increase was primarily due to the following:

•

$11.3 million increase in Wireless segment operating income primarily due to lower expense for handset subsidies, roaming, and third party service provider costs in addition to a loss on the sale of spectrum licenses recognized in the third quarter of 2009;

•	$5.0 million increase in Technology Solutions operating income primarily due to the acquisition of CyrusOne; and

•	$5.5 million decrease in Wireline segment operating income primarily due to lower revenue.

Operating income for the nine months ended September 30, 2010 was $234.8 million, an increase of $5.7 million compared to the same period a year ago. The increase was primarily due to the following:

•

$28.5 million increase in Wireless segment operating income primarily due to lower expense for handset subsidies, roaming, and third party service provider costs in addition to a loss on the sale of spectrum licenses recognized in the third quarter of 2009;

•

$7.6 million increase in Technology Solutions operating income primarily due to increased revenue from data center and managed services, including revenue from CyrusOne operations since its acquisition, offset by $1.8 million of restructuring costs recorded in the second quarter of 2010;

•	$7.0 million increase in Corporate expenses due to $9.1 million of acquisition costs on the purchase of CyrusOne offset by lower mark-to-market expense adjustments on stock-based compensation; and

•	$23.4 million decrease in Wireline segment operating income primarily due to lower revenue and a restructuring gain recorded in the prior year.

Form 10-Q Part I	Cincinnati Bell Inc.

Interest expense was $52.0 million for the third quarter of 2010 and $131.5 million for the nine months ended September 30, 2010 as compared to $31.5 million for the third quarter of 2009 and $94.6 million for the nine months ended September 30, 2009. The increase compared to last year is primarily attributable to higher debt balances from financing required to fund the acquisition of CyrusOne and higher interest rates.

Income tax expense for the three months ended September 30, 2010 was $16.1 million compared to $21.7 million for the third quarter of 2009 due to lower pre-tax income offset by a higher effective tax rate. Income tax expense for the nine months ended September 30, 2010 was $45.9 million as compared to $59.1 million for the same period in 2009. This decrease is due to lower pretax income and a $7 million tax benefit associated with a change in valuation allowance on state deferred tax assets that are expected to be utilized as a result of the CyrusOne acquisition. These decreases were partially offset by a $6 million charge related to tax matters associated with the refinancing of the 8 3/8% Subordinated Notes and a $4 million charge related to a tax law change that now requires the application of federal income taxes against the retiree Medicare drug subsidy received by the Company.

The Company expects its effective tax rate to exceed statutory rates primarily due to non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. The Company believes the full year 2010 effective tax rate will approximate the actual September 2010 year-to-date effective tax rate. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2010. The Company expects income tax payments for the 2010 year to be approximately $4 million.

Form 10-Q Part I	Cincinnati Bell Inc.

Discussion of Operating Segment Results

WIRELINE

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2010	2009	Change	% Change		2010	2009	Change	% Change

Revenue:
Voice - local service	$76.5	$83.0	$(6.5)	(8)%		$236.9	$260.8	$(23.9)	(9)%
Data	68.4	69.5	(1.1)	(2)%		205.2	208.4	(3.2)	(2)%
Long distance and VoIP	26.8	24.0	2.8	12%		78.5	72.0	6.5	9%
Other	13.5	12.2	1.3	11%		39.0	32.5	6.5	20%

Total revenue	185.2	188.7	(3.5)	(2)%		559.6	573.7	(14.1)	(2)%

Operating costs and expenses:
Cost of services and products	65.0	62.0	3.0	5%		191.9	186.4	5.5	3%
Selling, general and administrative	35.0	35.0	—	0%		106.2	111.2	(5.0)	(4)%
Depreciation and amortization	26.3	26.3	—	0%		77.2	77.2	—	0%
Restructuring charges (gains)	—	1.0	(1.0)	n/m		3.3	(5.5)	8.8	n/m

Total operating costs and expenses	126.3	124.3	2.0	2%		378.6	369.3	9.3	3%

Operating income	$58.9	$64.4	$(5.5)	(9)%		$181.0	$204.4	$(23.4)	(11)%

Operating margin	31.8%	34.1%		(2.3	) pts	32.3%	35.6%		(3.3	) pts
Capital expenditures	$24.3	$35.1	$(10.8)	(31)%		$67.4	$101.0	$(33.6)	(33)%
Metric information (in thousands):
Local access lines	686.9	737.8	(50.9)	(7)%		686.9	737.8	(50.9)	(7)%
DSL subscribers	231.5	234.5	(3.0)	(1)%		231.5	234.5	(3.0)	(1)%
Fiber internet subscribers	19.8	7.4	12.4	n/m		19.8	7.4	12.4	n/m
Fiber entertainment subscribers	20.9	8.2	12.7	n/m		20.9	8.2	12.7	n/m
Long distance lines	490.2	515.9	(25.7)	(5)%		490.2	515.9	(25.7)	(5)%

The Wireline segment consists of the operations of Cincinnati Bell Telephone Company LLC, which operates as an incumbent local exchange carrier (“ILEC”) within the Company’s traditional territory, Cincinnati Bell Extended Territories LLC, which primarily operates as a competitive local exchange carrier (“CLEC”) in Dayton, Ohio and communities adjacent to the ILEC’s northern borders, Cincinnati Bell Any Distance Inc. and subsidiaries which provide long distance, audio conferencing, voice over internet protocol (“VoIP”) and broadband services including private line and multi protocol labeling switching, Cincinnati Bell Complete Protection Inc., which provides security monitoring services and related surveillance hardware, the Company’s payphone business, and its entertainment operations, which provide its Fioptics fiber-to-the-home products that include entertainment, high-speed internet and voice services in limited areas and DirecTV on a commission basis to the remainder of its operating territory.

Revenue

Voice local service revenue includes local service, value added services, switched access and information services. Voice revenue decreased in both the three and nine months ended September 30, 2010 versus the same periods in 2009 primarily as a result of a 7% decrease in access lines. Access lines within the segment’s ILEC territory decreased by 51,800 or 8%, from 664,100 at September 30, 2009 to 612,300 at September 30, 2010. The access line loss resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company had 74,600 CLEC access lines at September 30, 2010 compared to 73,700 access lines at September 30, 2009.

Data revenue consists of data transport, DSL internet access, dial-up internet access, digital trunking, and local area network interconnection services. Data revenue decreased $1.1 million and $3.2 million for the three and nine months ended September 30, 2010 compared to the same periods a year ago, primarily due to lower DSL revenue resulting from a decline in average revenue per subscriber.

Long distance and VoIP revenue increased $2.8 million and $6.5 million for the three and nine months ended September 30, 2010 as compared to the same periods in 2009. The increase was primarily due to an increase in VoIP services due to additional subscribers.

Form 10-Q Part I	Cincinnati Bell Inc.

Other revenue increased $1.3 million and $6.5 million for the three and nine months ended September 30, 2010 as compared to the same periods last year primarily due to the introduction of the Company’s Fioptics fiber-to-the-home suite of products, which includes entertainment and high-speed internet services. Fioptics entertainment subscribers increased by 12,700 from 8,200 at September 30, 2009 to 20,900 at September 30, 2010. Fioptics high-speed internet subscribers increased by 12,400 from 7,400 at September 30, 2009 to 19,800 at September 30, 2010.

Costs and Expenses

Cost of services and products increased by $3.0 million and $5.5 million for the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009. The increase in the third quarter was primarily driven by higher network costs of $2.7 million to support growth in VoIP and Fioptics revenues and higher benefit costs of $1.6 million due to the reinstitution of the Company 401(K) match and higher medical costs. These expenses were offset by a decrease in costs from third party service providers. The increase in costs for the nine months ended September 30, 2010 was primarily due to $7.8 million in higher network costs and $1.8 million in higher operating taxes, partially offset by lower wages of $1.4 million due to the Company’s restructuring activities, lower benefit costs of $1.2 million and a decrease in costs from third party service providers.

Selling, general and administrative expenses were flat for the quarter and decreased by $5.0 million for the nine months ended September 30, 2010, versus the comparable periods in 2009. The decrease for the nine months ended September 30, 2010 was primarily due to a $3.1 million decrease in bad debt expense, a $1.1 million decrease in costs from third party service providers and lower advertising expenses.

Restructuring charges for the nine months ended September 30, 2010 represent future lease costs on office space abandoned by the Company in the second quarter of 2010, primarily resulting from the decrease in Wireline headcount. The restructuring gain for the nine months ended September 30, 2009 primarily resulted from a curtailment due to changes in the pension and postretirement plans announced in February 2009. See Notes 7 and 8 to the Condensed Consolidated Financial Statements for further information.

Form 10-Q Part I	Cincinnati Bell Inc.

WIRELESS

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions, except for operating metrics)	2010	2009	Change	% Change		2010	2009	Change	% Change

Revenue:
Service	$67.1	$71.6	$(4.5)	(6)%		$204.8	$214.1	$(9.3)	(4)%
Equipment	5.7	6.1	(0.4)	(7)%		14.9	16.4	(1.5)	(9)%

Total revenue	72.8	77.7	(4.9)	(6)%		219.7	230.5	(10.8)	(5)%

Operating costs and expenses:
Cost of services and products	34.6	42.0	(7.4)	(18)%		99.0	121.9	(22.9)	(19)%
Selling, general and administrative	14.4	16.8	(2.4)	(14)%		43.1	50.8	(7.7)	(15)%
Depreciation and amortization	8.1	9.7	(1.6)	(16)%		25.4	29.3	(3.9)	(13)%
Loss on sale of asset	—	4.8	(4.8)	n/m		—	4.8	(4.8)	n/m

Total operating costs and expenses	57.1	73.3	(16.2)	(22)%		167.5	206.8	(39.3)	(19)%

Operating income	$15.7	$4.4	$11.3	n/m		$52.2	$23.7	$28.5	n/m

Operating margin	21.6%	5.7%		15.9	pts	23.8%	10.3%		13.5	pts
Capital expenditures	$1.1	$8.1	$(7.0)	(86)%		$5.5	$17.9	$(12.4)	(69)%
Operating metrics
Postpaid ARPU*	$50.31	$49.27	$1.04	2%		$49.94	$48.62	$1.32	3%
Prepaid ARPU*	$29.90	$28.70	$1.20	4%		$29.79	$28.43	$1.36	5%
Postpaid subscribers (in thousands)	348.8	383.5	(34.7)	(9)%		348.8	383.5	(34.7)	(9)%
Prepaid subscribers (in thousands)	152.3	152.8	(0.5)	0%		152.3	152.8	(0.5)	0%
Average postpaid churn	2.3%	2.3%		0.0	pts	2.2%	2.2%		0.0	pts

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Revenue

Service revenue decreased $4.5 million in the third quarter of 2010 as compared to the same period last year primarily due to the following:

•

Postpaid service revenue decreased $3.9 million primarily due to a decrease in subscribers. Postpaid subscribers have decreased by 34,700 from the third quarter of 2009 to 2010, in part due to the exclusivity of certain premium handsets to national carriers which prevents the Company from selling these premium handsets to its customers. This decrease was partially offset by an increase in ARPU. The ARPU increase was driven by a 20% increase in data ARPU as the number of smartphone subscribers has increased from 64,300 at September 30, 2009 to 87,000 at September 30, 2010;

•

Prepaid service revenue increased $0.6 million compared to the same period last year primarily due to an increase in ARPU of $1.20, which resulted from the focus on marketing higher value rate plans; and

•

Other service revenue decreased $1.2 million due to lower tower rent revenue resulting from the sale of the wireless towers in December 2009. The lower rent revenue was offset by lower costs associated with the towers as discussed below.

For the nine months ended September 30, 2010, service revenue decreased $9.3 million compared to the same period in 2009 primarily due to an $8.6 million decrease in postpaid service revenue resulting from fewer subscribers partially offset by an increase in ARPU. Prepaid service revenue increased $2.7 million during the nine months ended September 30, 2010 compared to the same period in 2009 primarily from an increase in ARPU of $1.36. Other service revenue decreased $3.4 million during the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to lower tower rent revenue resulting from the sale of the wireless towers in December 2009.

Equipment revenue for the three and nine months ended September 30, 2010 decreased by $0.4 million and $1.5 million compared to the same periods in 2009 primarily due to lower subscriber activations.

Form 10-Q Part I	Cincinnati Bell Inc.

Costs and Expenses

Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses decreased $7.4 million during the third quarter of 2010 and $22.9 million for the nine months ended September 30, 2010 versus the prior year periods. The third quarter decrease was primarily attributable to a $3.2 million decrease in roaming costs due to renegotiated rates and lower minutes of use, lower handset subsidies of $1.6 million primarily due to lower activations, $0.9 million decrease in third party service provider costs and labor expenses due to outsourcing and cost reduction initiatives, and lower costs due to the sale of the wireless towers in December 2009. The decrease for the nine months ended September 30, 2010 was primarily due to an $8.4 million decrease in roaming costs, $6.3 million in lower handset subsidies, $4.0 million in lower third party service provider costs and labor expenses, and lower costs due to the sale of the wireless towers.

Selling, general and administrative expenses decreased $2.4 million for the third quarter of 2010 compared to the same period in 2009 due to a $0.7 million decrease in bad debt expense, $0.7 million in lower third party service provider costs and labor expenses due to outsourcing and cost reduction initiatives, and lower commissions. Costs for the nine months ended September 30, 2010 versus the prior year period decreased $7.7 million primarily due to a $3.0 million decrease in bad debt expense, $2.8 million decrease in third party service provider costs and labor expenses, $0.9 million in lower advertising expenses, and lower commissions.

The decrease in depreciation and amortization expense for the three and nine months ended September 30, 2010 compared to the prior year periods is primarily associated with the sale of wireless towers in the fourth quarter of 2009.

The loss on sale of asset of $4.8 million for the three and nine months ended September 30, 2009 relates to the wireless spectrum for the Indianapolis, Indiana region that the Company sold for $5.8 million during the third quarter of 2009.

Form 10-Q Part I	Cincinnati Bell Inc.

TECHNOLOGY SOLUTIONS

On June 11, 2010, the Company acquired CyrusOne, a data center colocation provider based in Texas, for approximately $526 million, net of cash acquired. As a result, CyrusOne is now a wholly-owned subsidiary of the Company. The Company funded the purchase with borrowings and available cash. See Note 2 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2010	2009	Change	% Change		2010	2009	Change	% Change

Revenue:
Telecom and IT equipment distribution	$42.1	$45.2	$(3.1)	(7)%		$118.8	$109.4	$9.4	9%
Data center and managed services	54.3	30.3	24.0	79%		124.1	89.9	34.2	38%
Professional services	6.2	5.1	1.1	22%		18.3	15.1	3.2	21%

Total revenue	102.6	80.6	22.0	27%		261.2	214.4	46.8	22%

Operating costs and expenses:
Cost of services and products	61.1	57.5	3.6	6%		165.7	148.5	17.2	12%
Selling, general and administrative	15.0	10.1	4.9	49%		41.6	32.9	8.7	26%
Depreciation and amortization	13.7	5.2	8.5	n/m		26.8	15.3	11.5	75%
Restructuring charges	—	—	—	n/m		1.8	—	1.8	n/m

Total operating costs and expenses	89.8	72.8	17.0	23%		235.9	196.7	39.2	20%

Operating income	$12.8	$7.8	$5.0	64%		$25.3	$17.7	$7.6	43%

Operating margin	12.5%	9.7%		2.8	pts	9.7%	8.3%		1.4	pts

Operating metrics:
Capital expenditures	$17.6	$4.2	$13.4	n/m		$28.3	$22.4	$5.9	26%
Data center capacity (in square feet)	621,000	446,000	175,000	39%		621,000	446,000	175,000	39%
Utilization rate*	87%	88%		(1	) pt	87%	88%		(1	) pt

*	The utilization rate is calculated by dividing data center square footage that is committed contractually to customers by total data center square footage. Some data center square footage that is committed contractually may not yet be billing to the customer.

Revenue

Revenue from telecom and IT equipment distribution represents the sale, installation and maintenance of major, branded IT and telephony equipment. Revenue decreased by $3.1 million for the three months ended September 30, 2010 as compared to the same period a year ago, as pent-up customer demand in the first half of 2009 caused by the poor economy resulted in higher third quarter 2009 equipment sales. The revenue increase of $9.4 million for the nine months ended September 30, 2010 was primarily due to higher hardware sales in the second quarter of 2010.

Data center and managed services revenue consists of recurring colocation rents from customers residing in the Company’s data centers, managed VoIP solutions, and IT services that include network management, electronic data storage, disaster recovery, and data security management. Revenue increased $24.0 million for the third quarter of 2010 primarily due to the acquisition of CyrusOne in the second quarter of 2010, which had revenue of $20.0 million during the third quarter, and an increase in utilized data center capacity. Revenue increased $34.2 million for the nine months ended September 30, 2010 as compared to last year, primarily due to the acquisition of CyrusOne and an increase in utilized data center capacity, including the opening of the Company’s Lebanon, Ohio data center at the end of the first quarter of 2009.

Professional services revenue consists of long-term and short-term IT outsourcing and consulting engagements. Revenue for the three and nine months ended September 30, 2010 increased by $1.1 million and $3.2 million, respectively, compared to the same periods in 2009, as the Company continues to grow these outsourcing and consulting engagements.

Form 10-Q Part I	Cincinnati Bell Inc.

Costs and Expenses

Cost of services and products increased by $3.6 million in the third quarter of 2010 and $17.2 million for the nine months ended September 30, 2010 as compared to the same periods in 2009. The increase in the third quarter primarily resulted from an increase in data center costs of $5.3 million related to CyrusOne operations and an increase in payroll related costs offset by a decrease of $3.8 million in cost of goods sold related to lower telecom and equipment distribution revenue. The increase for the nine months ended September 30, 2010 primarily resulted from an increase in cost of goods sold related to higher telecom and equipment distribution revenue of $8.3 million, increased data center costs of $6.5 million related to CyrusOne operations and higher payroll related costs.

Selling, general and administrative expenses increased by $4.9 million and $8.7 million for the third quarter of 2010 and for the nine months ended September 30, 2010, respectively, primarily due to an increase in payroll related costs. In addition, CyrusOne costs totaled $2.3 million for the third quarter of 2010.

The increase in depreciation and amortization expense for the three months ended September 30, 2010 compared to the prior year period was primarily due to the acquisition of CyrusOne. The increase for the nine months ended September 30, 2010, was primarily due to the acquisition of CyrusOne and capital expenditures associated with expanding data center capacity, including the Company’s Lebanon, Ohio data center, completed at the end of the first quarter of 2009.

Restructuring charges for the nine months ended September 30, 2010 represent employee separation obligations of $1.8 million in the second quarter of 2010 primarily associated with managed and professional services.

Financial Condition, Liquidity, and Capital Resources

In April 2010, cash from the issuance of $625 million of 8 3/4% Senior Subordinated Notes due 2018 was used to redeem the $560 million of outstanding 8 3/8% Senior Subordinated Notes due 2014 plus accrued and unpaid interest and call premium. In June 2010, the Company used a new bank Tranche B term loan for $760 million and available cash to pay approximately $526 million for the CyrusOne acquisition, refinance its previous $204.3 million term loan, and pay various acquisition and debt issuance costs.

Subsequent to September 30, 2010, the Company issued $500 million of 8 3/8% Senior Notes due 2020 (“8 3/8% Senior Notes”). The net proceeds of approximately $490 million after debt issuance costs will be used to redeem $490 million of the Company’s Tranche B Term Loan. The 8 3/8% Senior Notes are fixed rate bonds to maturity. As a result of redeeming a portion of the Tranche B Term Loan, the Company expects to incur a loss on debt extinguishment of approximately $24 million which consists of the write-off of unamortized discount and debt issuance costs, in the fourth quarter of 2010.

The Company’s primary sources of cash for the remainder of the year will be cash generated by operations, borrowings from the Corporate credit facility and the Company’s Receivables Facility under which the Company had $185.4 million and $82.1 million of availability at September 30, 2010, respectively.

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

Cash Flows

For the nine months ended September 30, 2010, cash provided by operating activities totaled $204.6 million, a decrease of $45.7 million compared to the $250.3 million provided by operating activities during the same period in 2009. The decrease was driven by lower net income, higher interest payments of $22.0 million due to changes in the timing of payments as a result of refinancings, higher debt balances and higher interest rates, and $13.2 million received related to the settlement and termination of the short and long-term interest rate swaps in 2009.

Cash flow utilized for investing activities increased $488.9 million to $627.4 million during the nine months ended September 30, 2010 as compared to $138.5 million for the first nine months of 2009. The increase was primarily due to cash paid for the acquisition of CyrusOne in June of approximately $526 million. This increase was partially offset by lower capital expenditures of $40.5 million, primarily due to lower Wireless spending and lower Wireline network spending.

Cash flow provided by financing activities for the nine months ended September 30, 2010 was $434.0 million compared to a use of $81.0 million during the same period in 2009. In the first quarter of 2010, the Company issued $625 million of 8 3/4% Senior Subordinated Notes due 2018. The net proceeds of $616 million from the issuance were used in April 2010 to redeem the $560 million outstanding 8 3/8% Senior Subordinated Notes due 2014 plus accrued and unpaid interest and call premium. The Company also paid $13.5 million of debt issuance costs related to the issuance of the 8 3/4% Senior Subordinated Notes due 2018. In the second quarter of 2010, the Company entered into a $760 million secured term loan credit facility (“Tranche B Term Loan”) due 2017. The proceeds from the Tranche B Term Loan were used to repay the Company’s previous credit facility of $204.3 million, to fund the acquisition of CyrusOne, and to pay related fees and expenses. The Company paid $19.4 million of debt issuance costs related to the issuance of the Tranche B Term Loan. Borrowings under the Receivables Facility decreased $85.9 million during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, the Company repurchased $59.4 million of the Company’s common stock as a part of its two-year $150 million common stock repurchase plan. In the third quarter of 2009, the Company purchased and extinguished $32.5 million of the Cincinnati Bell Telephone Notes and the 7 1/4% Senior Notes due 2023 at an average discount of 24%. Also, the Company paid $4.4 million of debt issuance costs to amend and extend the term of the then-existing Corporate credit facility in the second quarter of 2009. Borrowings under the Corporate credit and receivables facilities increased $23.6 million in the nine months ended September 30, 2009. For both the nine months ended September 30, 2010 and 2009, the Company paid preferred stock dividends of $7.8 million.

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

Form 10-Q Part I	Cincinnati Bell Inc.

(b)	Changes in internal control over financial reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2010, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Form 10-Q Part II	Cincinnati Bell Inc.

PART II. OTHER INFORMATION

Item 1a.	Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the Company’s June 30, 2010 Quarterly Report on Form 10-Q for a comprehensive listing of the Company’s risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2010, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the quarter ended September 30, 2010.

Item 6.	Exhibits

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION

(4.1)	Indenture dated as of October 13, 2010, by and among Cincinnati Bell Inc., as issuer, the subsidiaries of Cincinnati Bell Inc. party thereto as guarantors and The Bank of New York Mellon, as trustee, relating to Cincinnati Bell Inc.’s 8 3/8% Senior Notes due 2020. (Exhibit 4.1 to Current Report on Form 8-K, date of Report October 13, 2010, File No. 1-8519).

(10.1)	Employment Agreement between Cincinnati Bell Inc. and Theodore H. Torbeck dated September 7, 2010. (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 7, 2010, File No. 1-8519).

(10.2)	Employment Agreement between Cincinnati Bell Inc. and Tara L. Khoury, dated July 30, 2010. (Exhibit 10.1 to Current Report on Form 8-K, date of Report July 30, 2010, File No. 1-8519).

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Calculation Linkbase Document.

(101.LAB)	XBRL Taxonomy Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Presentation Linkbase Document.

+	Filed herewith.

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

Cincinnati Bell Inc.

Date: November 8, 2010	/s/ Gary Wojtaszek
Gary Wojtaszek
Chief Financial Officer

Date: November 8, 2010	/s/ Kurt Freyberger
Kurt Freyberger
Vice President and Controller